Form 10-K
period 1994-01-01
DOLE FOOD COMPANY INC
filed 1994-04-01
CIK 18169

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
  (Mark One)
  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
  For the fiscal year ended January 1, 1994
                                       OR
  [_]TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
  For the transition period from       to

                         Commission File Number 1-4455

                            DOLE FOOD COMPANY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 HAWAII                                99-0035300
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)

                             31355 OAK CREST DRIVE
                       WESTLAKE VILLAGE, CALIFORNIA 91361
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 879-6600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                            NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                WHICH REGISTERED
             -------------------                ----------------
          Common Stock, No Par Value          New York Stock Exchange
                                               Pacific Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

  Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X  No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant asMarch 16, 1994 was approximately $1,608,744,271.

The number of shares of Common Stock outstanding as of March 16, 1994 was 59,466,535.

                      DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the registrant's 1993 Annual Report to Stockholders for the year ended January 1, 1994 are incorporated by reference into Parts I, II and IV.

  Portions of the registrant's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders are incorporated by reference into Part III.

================================================================================

                            DOLE FOOD COMPANY, INC.
                                   FORM 10-K
                       FISCAL YEAR ENDED JANUARY 1, 1994
                               TABLE OF CONTENTS


   ITEM
 NUMBER IN
 FORM 10-K                                                                  PAGE
 ---------                                                                  ----
                                      PART I
     1.    Business...................................................         1
     2.    Properties.................................................         9
     3.    Legal Proceedings..........................................        12
     4.    Submission of Matters to a Vote of Security Holders........        12
           Executive Officers of the Registrant.......................        12
                                     PART II
     5.    Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................        13
     6.    Selected Financial Data....................................        13
     7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................        14
     8.    Financial Statements and Supplementary Data................        14
     9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................        14
                                     PART III
    10.    Directors and Executive Officers of the Registrant.........        14
    11.    Executive Compensation.....................................        14
    12.    Security Ownership of Certain Beneficial Owners and
            Management................................................        14
    13.    Certain Relationships and Related Transactions.............        14
                                     PART IV
    14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................        15
           (a)1. Index to Financial Statements........................        15
           2. Index to Financial Statement Schedules..................        15
           3. Index to Exhibits.......................................        15
           (b)Reports on Form 8-K.....................................        17
 Signatures............................................................       18
 Financial Statements and Financial Statement Schedules................  F-1-F-7

                                     PART I

ITEM 1. BUSINESS

  Dole Food Company, Inc. was founded in Hawaii in 1851 and was incorporated under the laws of Hawaii in 1894. Unless the context otherwise requires, Dole Food Company, Inc. and its consolidated subsidiaries are referred to herein as the "Company". The Company's principal executive offices are located at 31355 Oak Crest Drive, Westlake Village, California 91361, telephone (818) 879-6600. At January 1, 1994, the Company had approximately 45,300 full-time employees worldwide.

  The Company is engaged in three principal businesses: food production and distribution, real estate development and resorts. The Company is one of the largest companies engaged in the worldwide sourcing, processing, distributing and marketing of high quality, branded food products. The Company's food operations are conducted through the Company's food group ("Dole"), which procures, grows, processes and markets fruits, vegetables and nuts in the following locations: North America; Latin America, principally Chile, Colombia, Costa Rica, Ecuador, Honduras and Panama; Asia, principally Japan, the Philippines and Thailand; and Europe, principally Germany, France and Italy. The Company's food business includes beverage operations which produce and distribute products in a number of markets throughout the world.

  The Company's real estate operations are conducted under the "Castle & Cooke" name through the Company's real estate group which develops residential, commercial, industrial and retail properties in Hawaii, California and Arizona. In March, 1993, the Company's homebuilding and residential development subsidiary, Castle & Cooke Homes, Inc., completed the initial public offering of 5,400,000 shares of its common stock. The Company retains an approximate 82% interest in Castle & Cooke Homes, Inc., which is listed on the New York Stock Exchange under the symbol "CKI".

  The Company's resort operations are located on the Hawaiian Island of Lana'i and include two luxury resorts: The Lodge at Koele and The Manele Bay Hotel.

  The Company's food, real estate development and resort operations are described below. For detailed financial information with respect to the revenue, operating income and assets of the Company's food products, real estate and resort segments, and its operations in various geographic areas, see the Company's Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, which are included in its 1993 Annual Report for the fiscal year ended January 1, 1994 (the "Dole Annual Report") and incorporated by reference in Part II of this report.

FOOD

 General

  Dole is engaged in the worldwide sourcing, processing, distributing and marketing of high quality branded food products. Dole provides retail and institutional customers and other food product companies with high quality products bearing the DOLE(R) name which are produced and improved through research, agricultural assistance and advanced harvesting, processing, packing, cooling, shipping and marketing techniques.

  Dole is one of the world's largest producers of bananas and pineapples. Dole is also a major marketer of citrus and table grapes worldwide and an industry leader in iceberg lettuce, celery, cauliflower and broccoli, and, to a lesser extent, in carrots. Dole is the second largest processor of California raisins and processes significant amounts of California's almond, pistachio and date crops. It is a major participant in the chilled, shelf-stable and frozen juice markets with DOLE(R) 100% pineapple juice and 100% blended juice varieties.

  Dole's fresh food products are produced both directly on Company-owned or leased land and through associated producer and independent grower arrangements pursuant to which Dole provides varying degrees of farming, harvesting, packing, storing, shipping, stevedoring and marketing services, as well as financing through advances to growers of certain products. Fresh fruit and vegetable products, dried fruit and nuts and processed pineapple products are, for the most part, packed and/or processed directly by Dole. Other processed foods, such as fruit juices, are obtained through co-production arrangements with independent manufacturers. Co-producers manufacture these products pursuant to strict specifications and under Company supervision designed to ensure consistently high product quality.

  Dole utilizes product quality, brand recognition, competitive pricing, effective customer service and consumer marketing programs to enhance its position within the highly competitive food industry. Consumer and institutional recognition of DOLE(R) and related brands and the association of these brands with high quality food products contribute significantly to Dole's ability to compete in the markets for fresh fruit and vegetables, packaged foods and dried fruits and nuts. The Company owns these trademarks in the United States, Canada and in other countries in which it conducts business and regards them as important corporate assets with high recognition and acceptance.

  The markets for all of Dole's products are highly competitive. In order to compete successfully, Dole sources products of high quality and seeks to distribute them in worldwide markets on a timely basis. Dole's competitors in the fresh fruit business include a limited number of large international food distribution companies, as well as a large number of smaller independent distributors, including grower cooperatives and foreign government-sponsored producers which have intensified competition in recent years. With respect to vegetables, a limited number of grower-shippers in the United States and Mexico supply a significant portion of the domestic fresh produce market. However, numerous smaller independent distributors also compete with Dole in the market for fresh vegetables. With respect to packaged products, Dole competes against a number of large U.S. companies, as well as a substantial number of smaller independent canners; Dole's processed pineapple also competes against a significant volume of product processed abroad by foreign competitors. Dole's citrus and dried fruit and nut products compete primarily against large grower cooperatives with strong brand recognition.

  Dole's earnings from its fresh fruit, vegetable and dried fruit and nut operations, and its packaged foods operations are sensitive to fluctuations in the volatile market prices for these products. Excess supplies often cause severe price competition. Growing conditions in various parts of the world, particularly weather conditions such as floods, droughts and freezes, and diseases and pests are primary factors affecting market prices because of their influence on supply and quality of product. Other factors affecting Dole's operations include the seasonality of its supplies, the ability to process products during critical harvest periods, the timing and effects of ripening, the degree of perishability, the effectiveness of worldwide distribution systems, the terms of various federal and state marketing orders (particularly for dried fruit, nuts and citrus), total worldwide industry volumes, the seasonality of consumer demand, foreign currency exchange fluctuations and foreign political risks.

 Products

  Dole sources, distributes and markets fresh fruit products including bananas, pineapples, table grapes, apples, pears, plums, oranges, grapefruit, lemons, mangos, tangelos, melons, cherries, strawberries, raspberries and other deciduous, tropical and citrus fruits.

  Dole sources, harvests, cools, distributes and markets approximately 25 different types of fresh vegetable products, including iceberg lettuce, red and green leaf lettuce, romaine lettuce, butter lettuce, celery, cauliflower, green cauliflower, broccoli, carrots, brussels sprouts, spinach, red and green onions, asparagus, cucumbers, snow peas, artichokes, strawberries and raspberries. Dole also markets value-added products such as complete salad packs, fresh-cut salad mix, red and green cabbage, carrots, iceberg lettuce, coleslaw and broccoli and cauliflower florets.

  Dole sources, processes and markets almonds, pistachios, dates, raisins, prunes and trail mixes.

  Dole's fresh fruit and vegetable products and its consumer dried fruit and nut products are marketed under the DOLE(R) brand, under other brand names owned by the Company, and, in the some cases, under private labels.

  Dole produces and markets processed food products including sliced, chunk, tidbit and crushed pineapple in cans, as well as tropical fruit salad, and markets mandarin oranges. Dole also markets DOLE(R) juice drinks and DOLEWHIP(R) soft-serve, non-dairy dessert.

  Dole's products are marketed through 24 direct selling offices in North America, nine in Europe, four in Japan, one in Hong Kong, one in Korea, one in the Middle East, one in the Philippines, one in Singapore and one in Taiwan, as well as through independent brokers.

  In September 1993, Dole announced a new management initiative for its worldwide food company operations. In each of Dole's major world markets -- North America, Latin America, Asia and Europe -- Dole's internal management structure was reorganized to integrate responsibility for all food operations and marketing in each region.

 Dole North America

  DOLE NORTH AMERICA sources, distributes and markets DOLE(R) fresh fruits and vegetables, dried fruit and nuts and other processed food products, including processed pineapple, juices and juice concentrates, in North America.

  Dole North America markets bananas grown in Latin America, table grapes grown in the United States, Chile and Mexico, apples and pears grown in the United States and Chile, melons grown in Ecuador and citrus fruit grown in the United States and Honduras, as well as other deciduous and tropical fruit grown in the United States, Chile, Costa Rica, Mexico and New Zealand. Fresh pineapple destined for North America and Western Europe is grown by Dole North America in Hawaii. Deciduous and citrus fruit products are sold primarily to wholesalers and retail chains, which in turn resell or distribute them to retail food stores.

  Fresh vegetables marketed by Dole are generally grown by independent growers in California, Arizona, Colorado and northern and central Mexico. The vegetables are generally field packed and transported to Dole's central cooling and distribution facilities. The products are sold to customers in North America, Asia and Western Europe.

  Dole has an agreement with Nestle Dairy Systems, Inc., a subsidiary of Nestle USA, Inc., in which Dole has licensed to Nestle its rights to market and manufacture processed products in key segments of the frozen novelty business in the United States and Canada, including FRUIT 'N JUICE(R), SUNTOPS(TM), FRESH LITES(R), FRUIT 'N YOGURT(TM) AND FRUIT 'N CREAM(TM) bars and, in the premium novelty category, Fruit Sorbet.

  Dried fruit and nut products are sourced from independent growers and, to a lesser extent, produced by Dole North America. They are packaged for the retail consumer and in bulk for cereal, confectionery and other food processors and for food service use. Raisins are acquired from growers and dehydrators located in the San Joaquin Valley of California. These products are marketed domestically and overseas, primarily in Western Europe and Asia. Approximately 60% of all production is sold to other food processors for eventual use in other food products. Raisins account for the largest portion of dried fruit and nut sales.

 Dole Latin America

  DOLE LATIN AMERICA sources and transports bananas grown in Honduras, Costa Rica, Colombia, Ecuador, Nicaragua and Panama for markets principally in North America and Europe and the Mediterranean.

  Fresh pineapples destined for the North American and Western European markets are grown by Dole Latin America on plantations in Honduras, the Dominican Republic and Costa Rica.

  Dole Latin America sources table grapes, apples, pears and other deciduous and tropical fruit grown in Chile, melons grown in Ecuador and citrus fruit grown in Honduras and Argentina for markets in North America, Western Europe and Asia.

  Dole operates a fleet of approximately 35 refrigerated vessels, of which 8 are Company-owned and the remainder are chartered. From time to time, excess capacity may be chartered or subchartered to others.

  Dole Latin America conducts other food and beverage operations in Honduras, including an approximately 71% interest in a beer and soft drink bottling operation, a bottle crown and carton facility for beverage-related products, a plastic injection facility used primarily for the manufacture of beer and soft drink plastic cases, a sugar mill, as well as a majority interest in an edible oils refinery, a laundry soap factory and a palm oil plantation. The beer and soft drink bottling operation, which sells its products primarily in Honduras, competes against other local soft drink bottlers. Competition focuses on product quality, consumer marketing programs and the effectiveness of the distribution system.

 Dole Asia

  Bananas and pineapples grown in the Philippines are transported to markets principally in Asia and the Middle East. DOLE ASIA also sources DOLE(R) and Mountain(R) asparagus from the Philippines and distributes and markets these products in Japan and other Asian countries.

  Snow Dole Co., Ltd., a joint venture of Dole and Snow Brand Milk Products Co., Ltd. of Japan, processes and distributes a full line of 100% fruit juices, frozen desserts and canned pineapple in Japan. Pineapples used for processed products are grown primarily in Thailand and the Philippines, and, to a lesser extent, in the Dominican Republic and Honduras.

  Dole Asia, with joint venture partners, is developing citrus orchards and juice processing facilities on mainland China.

  Dole Asia also produces leather-leaf ferns, anthuriums and other tropical flowers in the Philippines for export to Japan. Dole recently announced its intention to close its shrimp farming operation in the Philippines.

 Dole Europe

  In January 1993, DOLE EUROPE acquired a French dried fruit and nut business which sources products from around the world for processing, packaging and distribution in France and to other European markets. This business complements the Company's current California operations by expanding the line of dried fruit and nut products sold throughout Europe.

  In early 1993, Dole Europe acquired three regional banana ripening and distribution companies in France, which complement the Company's investment in another French banana importer and ripening company. In 1993, the Company's designer and builder of banana ripening facilities and equipment established a European division.

  At the end of 1993, the Company acquired affiliated fruit juice businesses which produce and distribute juice products in Europe and the United States under the Looza(R), Fruvita(R) and Juice Bowl(R) brands. Looza(R) is a leader in shelf-stable juices and nectars in its market sector. Fruvita(R) is the leader in the chilled fruit juice category in continental Europe. Juice Bowl(R) brand juice products are distributed in the United States.

 Research and Development

  Dole's research and development programs concentrate on the development of new value-added products and new uses for existing products, as well as agricultural research and packaging design for improving product quality. New product development and packaging research activities are conducted primarily at Dole's research technical center in San Jose, California.

  Agricultural research is directed toward improving product yields and product quality by examining and improving agricultural practices in all phases of production (such as development of specifically adapted plant varieties, land preparation, fertilization, cultural practices, pest and disease control, and post-harvesting, packing, and shipping procedures), and includes on-site technical services and the implementation and monitoring of recommended agricultural practices. Specialized machinery is also developed for various phases of agricultural production and packaging which reduces labor, improves productivity and efficiency and increases product quality. Agricultural research is conducted at field facilities primarily in California, Hawaii, Latin America and Asia.

 Foreign Operations

  Dole has significant food sourcing and related operations in Chile, Colombia, Costa Rica, the Dominican Republic, Ecuador, Honduras, Nicaragua, the Philippines and Thailand. Dole also sources food products in Algeria, Argentina, Australia, Cameroon, China, Greece, Italy, Ivory Coast, Mexico, New Zealand, Panama, Peru, Spain, Syria, Tunisia, Turkey and Venezuela. Significant volumes of Dole's fresh fruit and packaged products are marketed in Canada, Western Europe and Japan, with lesser volumes marketed in New Zealand, Hong Kong, South Korea, Australia and certain countries in Asia, Eastern Europe, Scandinavia, the Middle East and Central and South America. Exports of Dole's products to these countries, particularly Japan, South Korea and Taiwan, are subject to various restrictions which may be increased or reduced in response to international political pressures, thus affecting Dole's ability to compete in these markets. Significant volumes of Dole's dried fruit and nut products are marketed to Asia and Western Europe. The new European Community ("EC") banana regulations which impose quotas on bananas exported from Latin America were implemented on July 1, 1993. These regulations disrupted traditional trading patterns causing banana volumes displaced by the EC restrictions to be shipped into North America and non-EC European banana markets, resulting in lower prices in the affected markets. Present and proposed agricultural subsidies to Western European growers and processors, and phytosanitary restrictions on imported products could also affect Dole's ability to market its products in Western Europe. A small portion of Dole's vegetable products is exported to markets outside the United States and Canada, primarily to Asia and Western Europe.

  Dole's foreign operations are subject to risks of expropriation, civil disturbances, political unrest, increases in taxes and other restrictive governmental policies, such as import quotas. Loss of one or more of its foreign operations could have a material adverse effect on Dole's operating results. Dole attempts to maintain a cordial working relationship in each country where it operates. Because Dole's operations are a significant factor in the economies of certain countries, its activities are subject to intense public and governmental scrutiny, and may be affected by changes in the status of the host economies, the makeup of the government or even public opinion in a particular country. Dole's international sales are usually transacted in U.S. dollars and major European and Asian currencies, while many of its costs are incurred in currencies different from those that are received from the sale of the product. Results of operations may be significantly affected by fluctuations in currency exchange rates in both the sourcing and selling locations.

 Environmental and Regulatory Matters

  Dole's agricultural operations are subject to a broad range of evolving environmental laws and regulations in each country in which it operates. In the United States, these laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act and the Comprehensive Environmental Response, Compensation and Liability Act.

  Compliance with these foreign and domestic laws and related regulations is an ongoing process which is not currently expected to have a material effect on Dole's capital expenditures, earnings or competitive position. Environmental concerns are, however, inherent in most major agricultural operations, including those conducted by Dole, and there can be no assurance that the cost of compliance with environmental laws and regulations will not be material. Moreover, it is possible that future developments, such as increasingly strict environmental laws and enforcement policies thereunder, and further restrictions on the use of agricultural chemicals could result in increased compliance costs.

  Dole's food operations are also subject to regulations enforced by, among others, the U.S. Food and Drug Administration and state, local and foreign equivalents and to inspection by the U.S. Department of Agriculture and other federal, state, local and foreign environmental and health authorities. Among other things, the U.S. Food and Drug Administration enforces statutory standards regarding the branding and safety of food products, establishes ingredients and manufacturing procedures for certain foods, establishes standards of identity for foods and determines the safety of food substances in the United States. Similar functions are performed by state, local and foreign governmental entities with respect to food products produced or distributed in their respective jurisdictions.

  Several of Dole's products, including but not limited to dried fruit, nuts and citrus fruit, are or in the future may be subject to, federal and state marketing orders which may affect the quantities of such products that can be sold at any one time, the amount of such products that must be held in reserve, the manner in which such products can be processed, quality standards for such products and various other matters relating to the marketing and sale of such products.

 Sources and Availability of Raw Materials

  The major raw material and operating supplies used by Dole are seed and other planting materials, fuels for transportation, agricultural chemicals, packaging materials and tinplate. Generally, all of these items are readily available from a number of sources; however, operations would be affected by any substantial reductions in supply.

REAL ESTATE

  The Company conducts real estate activities, including residential, commercial and/or industrial real estate projects, in Hawaii, California, Arizona, North Carolina, Georgia and Mississippi. The Company generally competes against a number of large, well-capitalized real estate developers for residential, commercial and industrial projects. The Company competes for residential sales with other developers, homebuilders and individuals reselling existing residential housing in the greater metropolitan areas in which it conducts business. The Company competes primarily on the basis of location, prices, quality and design. The Company also competes with other developers and homebuilders for desirable properties, financing, raw materials and skilled labor. The Company's real estate's operations are subject to a variety of risks including increases in mortgage interest rates, shifts in population, real estate market fluctuations, changes in the desirability and preferences for residential, commercial and industrial areas, and the effects of changes in tax laws. Land use planning, management and development are also subject to local zoning, economic and political constraints.

 Residential Real Estate Operations

  All of the Company's residential real estate activities, except on the Island of Lana'i, are currently conducted through Castle & Cooke Homes, Inc. ("CKI"). In March 1993, the Company's homebuilding and residential development subsidiary, CKI, completed the initial public offering of 5,400,000 shares of its common stock. Dole retains approximately an 82% interest in CKI, which is listed on the New York Stock Exchange under the symbol "CKI".

  In connection with the initial public offering, the Company entered into an Exclusive Residential Development Agreement with CKI, which provides, subject to certain exceptions, that until March 4, 2043, the Company will conduct all of its residential real estate development business in the United States through CKI, other than such activities on the Island of Lana'i. The Company also granted to CKI the right of first refusal to purchase up to 12,500 acres in Hawaii, California and Arizona. The right of first refusal expires March 4, 2013.

  In Hawaii, Mililani Town, located in central Oahu, is being developed as a 3,500-acre master-planned community, complete with homes, parks, recreation centers, schools, shopping centers and a library. In Mililani Makai, the first section of the community to be developed, approximately 9,300 units on approximately 2,300 acres of land have been sold. Mililani Mauka is the section of Mililani Town now undergoing development; current plans call for the development of approximately 6,600 units on 1,200 acres over the next ten years. The necessary land use and zoning approvals for the first phase of 4,500 units on approximately 790 acres in Mililani Mauka have been received, and 1,496 units have been sold through January 1, 1994.

  Other active Hawaii developments include Royal Kunia and The Crowne at Wailuna. During 1993, the Company substantially completed Sunset Pointe at Waikele, a residential development on approximately 35 acres in central Oahu. This development consists of 251 single-family detached homes and two homesites. Deliveries of finished homes began in May 1992 and as of January 1, 1994, only two homes remain to be sold.

  Royal Kunia is a 270-acre master-planned community to be built on the Ewa Plain in central Oahu. Royal Kunia is owned by a limited partnership in which a wholly-owned subsidiary of CKI is the sole general partner and holds a 50% interest. The development, when completed in accordance with the master plan, will offer single-family and multi-family housing adjacent to commercial properties, parks and recreational facilities. The master plan provides for 1,748 units, and the first homes are currently expected to be delivered in the second half of 1994.

  The Crowne at Wailuna is the fourth and final phase of a planned residential community above Pearl City on the Island of Oahu. This 26-acre parcel was purchased by the Company in 1993. It is planned to include 158 detached homes developed under condominium ownership. The first homes are currently expected to be delivered in late 1994.

  Na Pu'u Nani at Waikoloa is a proposed 640 unit residential development on approximately 255 acres of land in south Kohala on the Island of Hawaii. Site development and construction of infrastructure have not yet begun. Na Pu'u Nani is owned by a joint venture in which a subsidiary of CKI is the managing general partner and holds a 30% interest. The joint venture has filed suit against the third party which owned the property prior to the joint venture, seeking various remedies, including recision of the purchase of the property. If an adequate remedy is not granted, the project could be postponed or cancelled.

  In Bakersfield, California, planned residential communities are being developed on approximately 5,070 acres. The property was in various stages of development when acquired in late 1987. Approximately 1,535 acres are currently zoned for development, portions of which have been master-planned and subdivided, with roadways and utilities constructed to each subdivision. In Bakersfield, lots are sold to independent builders for single family projects, and in 1992, CKI began building homes.

  Current residential development activities in Bakersfield include Silver Creek, Seven Oaks and Brimhall. Silver Creek is a master-planned community encompassing approximately 600 acres. Homes and homesites are offered at three price levels. Approximately 1,350 homes and homesites remain to be developed on approximately 430 acres.

  Seven Oaks is a master-planned community on approximately 1,000 acres and is designed to be the premier residential development in Bakersfield. Seven Oaks surrounds an 18 hole golf course and country club developed by the Company, which will be contributed to a nonprofit mutual benefit corporation. The Company sells homesites in Seven Oaks and began building homes in 1993. Approximately 1,320 home and homesites on approximately 510 acres remain to be developed.

  Brimhall is a 285-acre residential community designed to attract entry-level and middle-market homebuyers. Development commenced in 1991. The Company sells homesites to builders and builds its own homes in Brimhall. An additional 940 acres are currently being master-planned to complete the Brimhall community. The Company currently plans to develop approximately 4,040 homes and homesites on the approximately 1,195 remaining acres.

  Other developments include Camarillo Springs and Sierra Vista. Construction of the final phase of 57 townhomes at the Camarillo Springs project, located in the City of Camarillo in Ventura County, California was completed in 1992 and as of January 1, 1994, only nine units remain to be sold. The Sierra Vista, Arizona project contains single-family and multi-family homesites for sale to builders and individuals. Approximately 3,845 homesites remain to be developed on approximately 1,390 acres.

  The Company also operates a 320-unit apartment complex in Bakersfield.

 Commercial, Industrial and Retail Real Estate Operations

  The Company's commercial, industrial and retail real estate operations are conducted through wholly-owned subsidiaries of the Company, and not through CKI.

  In Hawaii, the Company is constructing a shopping center in Mililani Town on approximately 45 acres, of which approximately 180,000 square feet have been completed. Construction has commenced on the next phase of the shopping center, which includes approximately 70,000 square feet. In addition, the Company is developing Mililani Technology Park, a 256-acre, campus-like business/research office park currently zoned and designed primarily for high technology companies and technology-related companies. The first phase of 35 acres is complete and construction of the second phase of 38 acres is in progress.

  The Company also operates a Company-owned mixed-use complex at Dole's former cannery facility in Honolulu and a tourist attraction at Dole's pineapple plantation in central Oahu.

  In Bakersfield, California, the Company has three industrial parks in various stages of development. The Company also owns two office buildings, a 150,000 square foot industrial warehouse and a 50% general partnership interest in a partnership owning a shopping center.

  The Company also owns and operates four office buildings located in North Carolina and Georgia and four apartment complexes located in Arizona, Mississippi and North Carolina.

  The construction work conducted by the Company's residential, commercial, industrial and retail real estate operations is largely performed by independent contractors, subcontractors and suppliers, and the materials and supplies are secured by these contractors, subcontractors and suppliers from customary trade sources. Although certain products are subject to supply limitations from time to time, such limitations have not significantly impaired the Company's ability to conduct its business in the past.

RESORTS

  The Company owns and operates two luxury hotels on the Hawaiian island of Lana'i. The Lodge at Koele is a two story 102-room luxury lodge set in the wooded highlands of Koele, Lana'i. It includes an18-hole golf course called The Experience at Koele. The Manele Bay Hotel is a luxury, oceanfront hotel with 245 guest rooms and suites. A conference center for The Manele Bay Hotel was completed in 1992. The Challenge at Manele, an 18-hole golf course immediately adjacent to The Manele Bay Hotel, was completed in 1993. The Company is also planning to develop the property contiguous to the Lodge and golf course sites on Lana'i as residential homesites. The Company anticipates marketing golf course frontage townhomes and single family lots at Koele by mid 1994. Development of homesites at Manele is awaiting final land use and zoning approvals. The Company's resort operations are subject to the risks of changes in the desirability and preference for resort areas and economic and local political constraints.

 Environmental and Regulatory Matters

  The Company's real estate and resort operations are subject to a broad range of evolving federal, state and local environmental laws and regulations. Management is not currently aware of any environmental compliance issues that are expected to have a material effect on the Company's capital expenditures, earnings or competitive position.

ITEM 2. PROPERTIES

  The Company maintains executive offices in Westlake Village, California and auxiliary executive offices in Los Angeles, California and New York, New York, each of which is leased from third parties. Dole's various divisions also maintain headquarters offices in the following California cities: Westlake Village, Salinas, and Fresno, which are leased from third parties, and in Wahiawa, Hawaii, Wenatchee, Washington and on the Island of Lana'i, which are owned by the Company. Dole has closed leased offices in San Francisco and Ontario, California to consolidate these operations with other Company operations. The Company owns the headquarters building of Dole Fresh Fruit International, Limited in Costa Rica. In addition, the Company's Hawaii commercial real estate operations and CKI's Hawaii real estate operations both maintain offices in Honolulu, Hawaii in a building which is owned by the Company. The Company's California commercial real estate operations, California fresh fruit and citrus operations and CKI's California operations are headquartered in Bakersfield, California in a building owned by the Company. The inability to renew any of the above office leases by the Company would not have a material adverse effect on the Company's operating results. The Company and each of its subsidiaries believe that their property and equipment are generally well maintained, in good operating condition and adequate for their present needs.

  The following is a description of the food and real estate operations' significant properties.

DOLE

 Dole North America

  Dole's Hawaiian pineapple operations for the fresh produce market are located on the Island of Oahu and total approximately 6,500 acres.

  Dole produces citrus on approximately 9,500 acres in the San Joaquin and Coachella Valleys of California owned directly or through agricultural partnerships as well as through independent growing arrangements. Citrus is packed in eight Company-owned or leased packing houses--five in California, two in Florida and one in Arizona. Dole, through a joint venture, operates a 175,000 square foot packing house in southwest Florida with two multi-variety production lines.

  Domestic table grapes are sourced from approximately 6,000 acres on four Company-owned vineyards, one located in the Coachella Valley and three located in the San Joaquin Valley. Domestic table grapes are fumigated and cooled in three Company-owned facilities, two are located in the San Joaquin Valley and one is located in the Coachella Valley. Dole produces wine grapes on approximately 2,000 acres of vineyards, and stone fruit on approximately 800 acres of Company-owned property in the San Joaquin Valley. Dole also produces grapes on approximately 300 acres of Company-owned property in Chile. The Company owns a cherry packing and processing facility in Victor, California.

  Dole produces apples and pears directly from seven Company-owned orchards on approximately 1,800 productive acres in Wenatchee and Chelan, Washington as well as through independent growing arrangements. The Company also owns apple and pear storage, processing and packing facilities in Wenatchee and Chelan.

  The Company owns approximately 1,175 acres of farmland in California and Arizona, and leases approximately 10,600 acres of farmland in California and another 5,500 acres in Arizona in connection with Dole's vegetable operations. The majority of this acreage is farmed under joint growing arrangements with independent growers, while the remainder is farmed by Dole. The Company owns cooling, packing and shipping facilities in Yuma, Arizona and the following California cities: Marina, Holtville, Guadalupe, Gonzales and Huron. Additionally, the Company has partnership interests in facilities in Yuma, Arizona and Mexico, and leases facilities in Oxnard, California. The Company owns a state-of-the-art, value-added processing plant in Yuma, Arizona. A similar plant in Soledad, California is under construction and is currently scheduled to open in April 1994.

  Dole produces almonds from approximately 5,300 acres and pistachios from approximately 2,900 acres of orchards in the San Joaquin Valley, owned directly or through agricultural partnerships or leased. The Company leases approximately 260 acres of date gardens in the Coachella Valley.

  The Company owns and operates one almond and pistachio processing and packing plant, three almond receiving and storage facilities, one pistachio processing plant and two raisin and prune processing plants, all of which are located in the San Joaquin and Sacramento Valleys. The Company owns and operates two date processing plants in the Coachella Valley, and leases a prune processing facility in Morgan Hill, California.

  Hawaiian sugar operations include a mill which produces raw sugar and a plantation on the Island of Oahu comprising approximately 12,100 acres (approximately 6,100 acres of which are owned and the remainder of which are leased). Dole recently announced its plan to close its Hawaiian sugar operation. As previously announced, over the past few years Dole has phased out its processed pineapple operations on the Island of Lana'i in Hawaii and its cannery in Honolulu.

  Portions of the Company's fresh fruit and vegetable farm properties are irrigated by surface water supplied by local government agencies using facilities financed by federal or state agencies, as well as from underground sources. Water received through federal facilities is subject to acreage limitations under the 1982 Reclamation Reform Act. The quantity and quality of these water supplies varies depending on weather conditions and government regulations. The Company believes that under normal conditions these water supplies are adequate for current production needs.

 Dole Latin America

  Dole produces bananas directly from Company-owned plantations in Costa Rica, Colombia and Honduras as well as through associated producers or independent growing arrangements in those countries and in Ecuador, Panama and Nicaragua. The Company owns approximately 40,400 acres in Honduras, 32,400 acres in Costa Rica and 3,600 acres in Colombia.

  Dole also grows pineapple on approximately 6,000 acres of owned land in Honduras, primarily for the fresh produce market, and operates a juice concentrate plant in Honduras for pineapple and citrus. Dole grows pineapple on approximately 11,000 acres of leased land in the Dominican Republic and owns and operates a juice concentrate plant located adjacent to the leased acreage.

  Dole produces citrus on approximately 650 acres of Company-owned land and 175 acres of leased land in Honduras. Dole also operates a grapefruit packing house in Honduras.

  Dole operates Company-owned corrugated box plants in Honduras, Costa Rica, Colombia and Chile and participates in the operation of a 49% Company-owned corrugated box plant in Ecuador.

  The Company has an interest in the following properties in Honduras: an approximately 71% interest in a beer and soft drink bottling operation, a bottle crown and carton facility for beverage-related products, a plastic injection facility used primarily for the manufacture of beer and soft drink plastic cases and a sugar mill, as well as a majority interest in an edible oils refinery, a laundry soap factory, a palm oil plantation and 3,000 acres of coconut palm growing area.

  Dole operates a fleet of approximately 35 refrigerated vessels, of which 8 are Company-owned and the remainder are chartered. From time to time, excess capacity may be chartered or subchartered to others. Dole enters into spot charters as necessary to supplement its transportation resources. Dole has entered into an agreement with a Polish ship builder to construct refrigerated vessels for Dole at an aggregate purchase price of approximately $120 million. The first vessel is currently scheduled for delivery in the second quarter of 1994.

 Dole Asia

  Dole operates a pineapple plantation of approximately 30,200 acres in the Philippines. Originally covered by a grower agreement between Dole and a government-owned and controlled corporation, approximately 22,100 acres of the plantation have been transferred to a cooperative of Dole employees that will acquire the land pursuant to an agrarian reform law. The remaining acreage in the Philippines is farmed pursuant to farm management contracts. A cannery, chillroom, juice concentrate plant, corrugated box plant and can manufacturing plant, each owned by Dole, are proximately located to the plantation.

  Through a subsidiary in Thailand controlled by Dole, Dole grows pineapple on approximately 5,000 acres of leased land and purchases additional supplies of pineapple in Thailand on the open market. Dole's Thailand subsidiary owns and operates a cannery, can plant and juice concentrate plant located adjacent to the leased acreage in central Thailand, and a second multi-fruit cannery in southern Thailand.

  Dole also produces bananas through associated producers or independent growing arrangements in the Philippines, and, with a joint venture partner, is developing approximately 6,400 acres of citrus orchards in China.

 Dole Europe

  At the end of 1993, Dole acquired two affiliated fruit juice companies which have production facilities in Belgium, France and Florida.

  In France, the Company owns a dried fruit and nut processing, packaging and warehousing facility in Vitrolles and a date processing and packaging plant in Marseille. The Company also owns banana ripening facilities in Lille, Rouen and Bourges, France.

REAL ESTATE AND RESORTS

  The Company owns an aggregate of approximately 128,900 acres of land in Hawaii. Of that total, approximately 40,300 acres are located on the Island of Oahu, of which approximately 13,100 acres currently are used for the cultivation of pineapple and sugar, approximately 12,100 acres are leased or rented to approximately 98 tenants and approximately 5,660 acres are owned by CKI. Additionally, the Company has granted CKI a right of first refusal to purchase approximately 5,300 acres of its 40,300 acres on Oahu. Approximately 88,600 acres are located on the Island of Lana'i, of which the Company uses approximately 1,300 acres for resort and residential development. In addition, approximately 15,100 acres on Lana'i are being used or are available for diversified agricultural operations, including pasture land for livestock.

  In California, the Company owns approximately 11,000 acres, including approximately 3,200 acres near San Jose, 7,700 acres near Bakersfield (of which 5,070 acres are owned by CKI and 1,280 are subject to CKI's right of first refusal) and 100 acres at the Mountaingate development in West Los Angeles. The Company also owns approximately 7,300 acres in Cochise County, Arizona, of which CKI owns approximately 1,390 acres and approximately 5,920 acres of which are subject to CKI's right of first refusal.

  The Company also owns and operates four office buildings located in North Carolina and Georgia and four apartment complexes located in Arizona, Mississippi and North Carolina.

ITEM 3. LEGAL PROCEEDINGS

  Lawsuits have been filed in Texas against the manufacturers of a formerly widely used agricultural chemical called DBCP and against the Company. Plaintiffs are foreign nationals who claim they were employees of Company subsidiaries during the 1970's. Damages are claimed for alleged personal injuries caused by contact with DBCP approximately 15 to 20 years ago. The Company has denied liability and asserted substantial defenses. In 1992, similar lawsuits with a different group of plaintiffs were settled. The portion paid by the Company was covered by insurance and immaterial to the Company. In the opinion of management, after consultation with legal counsel, these pending lawsuits are not expected to have a material adverse effect on the Company.

  The Company is involved from time to time in other various claims and legal actions incident to its operations, both as plaintiff and defendant. In the opinion of management, after consultation with outside counsel, none of the claims or actions to which the Company is a party is expected to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the quarter ended January 1, 1994.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  Below is a list of the names and ages of all executive officers of the Company as of March 10, 1994 indicating their positions with the Company and their principal occupations during the past five years. The current terms of the executive officers will expire at the next organizational meeting of the Company's Board of Directors or at such time as their successors are elected.

                                            POSITIONS WITH THE COMPANY AND
                                                     SUBSIDIARIES
             NAME AND AGE                  AND FIVE-YEAR EMPLOYMENT HISTORY
             ------------                  --------------------------------
 David H. Murdock (70)............... Chairman of the Board, Chief Executive
                                      Officer and Director of the Company since
                                      July 1985. Chairman of the Board, Chief
                                      Executive Officer and Director of Castle
                                      & Cooke Homes, Inc. since September 1992.
                                      Since June 1982, Chairman of the Board
                                      and Chief Executive Officer of Flexi-Van
                                      Corporation, a Delaware corporation
                                      wholly owned by Mr. Murdock. Sole owner
                                      and developer of the Sherwood Country
                                      Club in Ventura County, California, and
                                      numerous other real estate developments;
                                      also sole stockholder of numerous
                                      corporations engaged in a variety of
                                      business ventures and in the manufacture
                                      of textiles and industrial and building
                                      products.
 David A. DeLorenzo (47)............. President of Dole Food Company--
                                      International since September 1993 and
                                      Executive Vice President and Member of
                                      the Office of the Chairman of the Company
                                      since July 1990. Director of the Company
                                      since February 1991. President of Dole
                                      Fresh Fruit Company from September 1986
                                      to June 1992.
 Gerald W. LaFleur (61).............. Executive Vice President and Member of
                                      the Office of the Chairman of the Company
                                      since April 1992. Executive Vice
                                      President of Pacific Holding Company (a
                                      sole proprietorship of Mr. Murdock) since
                                      July 1991. Prior to July 1991, partner in
                                      Arthur Andersen & Co.

                                            POSITIONS WITH THE COMPANY AND
                                                     SUBSIDIARIES
             NAME AND AGE                  AND FIVE-YEAR EMPLOYMENT HISTORY
             ------------                  --------------------------------
 Alan B. Sellers (45)................ Executive Vice President and Member of
                                      the Office of the Chairman of the Company
                                      since January 1990. Chief Financial
                                      Officer of the Company since March 1992
                                      and Chief Administrative Officer of the
                                      Company since July 1990. Senior Vice
                                      President and General Counsel of the
                                      Company from February 1988 to January
                                      1990. Corporate Secretary of the Company
                                      since February 1986. Vice President-Legal
                                      Affairs of Flexi-Van Corporation (a
                                      corporation wholly owned by Mr. Murdock)
                                      from August 1987 to December 1993;
                                      Corporate Secretary of Flexi-Van
                                      Corporation and General Counsel of
                                      Pacific Holding Company (a sole
                                      proprietorship of Mr. Murdock) from
                                      August 1986 to December 1992.
 Ernest W. Townsend (48)............. Executive Vice President, Member of the
                                      Office of the Chairman of the Company and
                                      President of Dole Food Company--North
                                      America since September 1993. President
                                      of Dole Fresh Fruit and Vegetables (North
                                      America) since June 1992. President and
                                      Chief Executive Officer of the All-
                                      American Gourmet division of
                                      Kraft/General Foods from March 1989 to
                                      May 1992. President of Frozen Food Group
                                      of Kraft, Inc. from January 1988 to March
                                      1989.
 George R. Horne (57)................ Vice President of the Company since
                                      October 1982. Vice President-Human
                                      Resources of Dole since February 1986.
 Michael S. Karsner (35)............. Vice President and Treasurer of the
                                      Company since January 1994. Vice
                                      President and Treasurer of The Black &
                                      Decker Corporation from January 1990 to
                                      January 1994. Vice President--Corporate
                                      Development of The Black and Decker
                                      Corporation from March 1989 to January
                                      1990.
 Thomas C. Leppert (39).............. Vice President of the Company and
                                      President of Castle & Cooke Properties,
                                      Inc. since March 1989. President--Hawaii
                                      and Director of Castle & Cooke Homes,
                                      Inc. since June 1992.
 Patricia A. McKay (36).............. Vice President-Controller of the Company
                                      since August 1991. Controller of Dole
                                      Fresh Fruit Company since October 1988.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  As of March 16, 1994, there were approximately 16,691 holders of record of the Company's Common Stock. Additional information required by Item 5 is contained on pages 26, 27, 30, 35 and 37 of the Dole Annual Report. Such information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

  There is hereby incorporated by reference the information appearing under the caption "Results of Operations and Selected Financial Data" on page 35 of the Dole Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  There is hereby incorporated by reference the information appearing under the caption "Management's Discussion and Analysis of Results of Operations and Financial Position" on pages 32, 33 and 34 of the Dole Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  There is hereby incorporated by reference the information appearing on pages 19 through 31 of the Dole Annual Report. See also Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no changes in the Company's independent auditors for the 1993 and 1992 fiscal years nor have there been any disagreements with the Company's independent auditors on accounting principles or practices for financial statement disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  There is hereby incorporated by reference the information regarding the Company's directors to appear under the caption "Election of Directors" in the Company's definitive proxy statement for its 1994 Annual Meeting of Stockholders (the "1994 Proxy Statement"). See the list of the Company's executive officers and related information under "Executive Officers of the Registrant", which is set forth in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

  There is hereby incorporated by reference the information to appear under the captions "Remuneration of Directors" and "Compensation of Executive Officers" in the 1994 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  There is hereby incorporated by reference the information with respect to security ownership to appear under the captions "General Information", "Beneficial Ownership of Certain Stockholders" and "Security Ownership of Directors and Executive Officers" in the 1994 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  There is hereby incorporated by reference the information to appear under the caption "Certain Transactions" in the 1994 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. FINANCIAL STATEMENTS:

  The following consolidated financial statements are included in the Dole Annual Report and are incorporated herein by reference:

                                                                        ANNUAL
                                                                        REPORT
                                                                        PAGES
                                                                        ------
      Consolidated Statement of Income--fiscal years ended January 1,
       1994, January 2, 1993 and December 28, 1991.....................    19
      Consolidated Balance Sheet--January 1, 1994 and January 2, 1993..    20
      Consolidated Statement of Cash Flow--fiscal years ended January
       1, 1994, January 2, 1993, and December 28, 1991.................    21
      Notes to Consolidated Financial Statements....................... 22-30
      Independent Public Accountants' Report...........................    31

2. FINANCIAL STATEMENT SCHEDULES:

                                                                       FORM 10-
                                                                          K
                                                                        PAGES
                                                                       --------
Independent Public Accountants' Report on Financial Statement
 Schedules............................................................   F-1
Schedule II-Amounts receivable from related parties and underwriters,
 promoters, and employees other than related parties..................   F-2
Schedule V-Property, plant and equipment..............................   F-3
Schedule VI-Accumulated depreciation and amortization of property,
 plant and equipment..................................................   F-4
Schedule VIII-Valuation and qualifying accounts.......................   F-5
Schedule IX-Short-term borrowings.....................................   F-6
Schedule X-Supplementary income statement information.................   F-7

  All other schedules are omitted because they are not applicable, not required or the information is included elsewhere in the financial statements or notes thereto.

3. EXHIBITS:

 EXHIBIT
   NO.
 -------
   3.1   The restated Articles of Association of the Company, as amended through July 30, 1991. Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended
          December 28, 1991, File No. 1-4455.
   3.2   By-Laws of the Company, as amended through March 25, 1993.
   4.1   Credit Agreement dated as of November 15, 1993 among the Company,
          Citicorp USA, Inc., as Agent and Lender and the financial
          institutions which are Lenders thereunder, relating to the Company's
          $400 million, 364-day revolving credit facility. Incorporated by reference to Exhibit 4(d) to the Company's Quarterly Report on Form
          10-Q for the quarter ended October 9, 1993, File No.1-4455.
   4.2   Indenture dated as of April 15, 1993 between the Company and Chemical
          Trust Company of California, relating to $300 million of the
          Company's senior notes. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, event date May 6, 1993,
          File No. 1-4455.


 EXHIBIT
   NO.
 -------
   4.3   Indenture dated as of July 15, 1993 between the Company and Chemical
          Trust Company of California, relating to $400 million of the
          Company's senior notes. Incorporated by reference to Exhibit 4 to the
          Company's Current Report on Form 8-K, event date July 15, 1993,
          File No. 1-4455.
   4.4   Revolving Credit Agreement dated as of February 26, 1993 by and among
          Castle & Cooke Homes, Inc. (a Hawaii corporation), Castle & Cooke
          Residential, Inc., Castle & Cooke Development Corporation, Castle &
          Cooke Kunia, Inc., Castle & Cooke Homes, Inc. (a California
          corporation), Castle & Cooke Sierra Vista, Inc., Castle & Cooke
          Silver Creek, Inc., and Prairie Vista, Inc. as Borrowers and Bank of
          Hawaii as Agent and the financial institutions which are Lenders thereunder. Incorporated by reference to Exhibit 10(a) to the
          Company's Annual Report on Form 10-K for the year ended January 2,
          1993, File No. 1-4455.
   4.5   The Company agrees to furnish to the Securities and Exchange
          Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
  10.1   Intercompany Agreement dated as of March 4, 1993 between the Company and Castle & Cooke Homes, Inc. Incorporated by reference to Exhibit
          10(a) to the Company's Annual Report on Form 10-K for the year ended
          January 2, 1993, File No. 1-4455.
  10.2   Tax Sharing Agreement dated as of March 4, 1993 between the Company and Castle & Cooke Homes, Inc. Incorporated by reference to Exhibit
          10(b) to the Company's Annual Report on Form 10-K for the year ended
          January 2, 1993, File No. 1-4455.
  10.3   Right of First Refusal Agreement dated as of March 4, 1993 among the
          Company, Castle & Cooke Homes, Inc., Castle & Cooke Arizona, Inc. and
          Castle & Cooke Communities, Inc. Incorporated by reference to Exhibit
          10(c) to the Company's Annual Report on Form 10-K for the year ended
          January 2, 1993, File No. 1-4455.
  10.4   Exclusive Residential Development Agreement dated as of March 4, 1993 between the Company and Castle & Cooke Homes, Inc. Incorporated by
          reference to Exhibit 10(d) to the Company's Annual Report on Form 10-
          K for the year ended January 2, 1993, File No. 1-4455.
  10.5   Stock Option Agreement dated as of March 4, 1993 between the Company and Castle & Cooke Homes, Inc. Incorporated by reference to Exhibit
          10(e) to the Company's Annual Report on Form 10-K for the year ended
          January 2, 1993, File No. 1-4455.

  Executive Compensation Plans and Arrangements--Exhibits 10.6--10.16:

  10.6   The Company's 1991 Stock Option and Award Plan, as amended through
          July 7, 1993.
  10.7   The Company's 1982 Stock Option and Award Plan, as amended.
          Incorporated by reference to Exhibit 28(a) to the Company's Report on Form S-8 filed on May 22, 1989,
          Registration No. 33-28782.
  10.8 Description of Executive Incentive Plan for key employees of the Company and its subsidiaries. Incorporated by reference to Exhibit
          10(q) to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1987, File No. 1-4455.
  10.9   Dole Food Company, Inc. Executive Supplementary Retirement Plan
          (effective January 1, 1989), First Restatement. Incorporated by reference to Exhibit 10(c) to Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-4455.


 EXHIBIT
   NO.
 -------
  10.10  Bonus Agreement dated as of August 30, 1991 by and between the Company and David A. DeLorenzo, with promissory note dated September 5, 1991 in the principal amount of $500,000 by David A. DeLorenzo in favor of the Company. Incorporated by reference to Exhibit 10(e) to the
          Company's Annual Report on Form 10-K for the fiscal year ended
          December 28, 1991,
          File No. 1-4455.
  10.11  Employment Agreement between the Company and Gerald W. LaFleur.
          Incorporated by reference to Exhibit 10(k) to the Company's Annual
          Report on Form 10-K for the fiscal year ended January 2, 1993, File
          No. 1-4455.
  10.12  Board of Directors Deferred Compensation Plan.
  10.13  1993 Stock Option and Award Plan of Castle & Cooke Homes, Inc., as
          amended through September 1, 1993.
  10.14  Castle & Cooke Homes, Inc. Executive Incentive Plan.
  10.15  Dole Food Company, Inc. Annual Incentive Plan.
  10.16  Dole Food Company, Inc. Long-Term Incentive Plan.
  11     Computations of earnings per common share.
  13     Dole Food Company, Inc. 1993 Annual Report for the fiscal year ended
          January 1, 1994. (This Report is furnished for information of the
          Commission and, except for those portions thereof which are expressly incorporated by reference herein, is not "filed" as a part of this
          Annual Report on Form 10-K.)
  21     Subsidiaries of Dole Food Company, Inc.
  23     Consent of Arthur Andersen & Co.

  (b) REPORTS ON FORM 8-K:

  No current reports on Form 8-K were filed by the Company during the last quarter of the year ended January 1, 1994.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 DOLE FOOD COMPANY, INC.
                                                       Registrant

                                                  /s/ David H. Murdock
                                         By: _________________________________
                                             David H. Murdock Chairman of the
March 31, 1994                               Board and Chief Executive Officer


  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                NAME                             TITLE                    DATE
                ----                             -----                    ----
      /s/ David H. Murdock           Chairman of the Board and       March 31, 1994
- ------------------------------------  Chief Executive Officer and
          David H. Murdock            Director

     /s/ David A. DeLorenzo          Executive Vice President and    March 31, 1994
- ------------------------------------  Director
         David A. DeLorenzo

       /s/ Alan B. Sellers           Executive Vice President--      March 31, 1994
- ------------------------------------  Chief Financial and
          Alan B. Sellers             Administrative Officer
                                      (Principal Financial
                                      Officer)

      /s/ Patricia A. McKay          Vice President--Controller      March 31, 1994
- ------------------------------------  (Principal Accounting
         Patricia A. McKay            Officer)

       /s/ Elaine L. Chao            Director                        March 31, 1994
- ------------------------------------
           Elaine L. Chao

          /s/ Mike Curb              Director                        March 31, 1994
- ------------------------------------
             Mike Curb

      /s/ Richard M. Ferry           Director                        March 31, 1994
- ------------------------------------
          Richard M. Ferry

        /s/ James F. Gary            Director                        March 31, 1994
- ------------------------------------
           James F. Gary

        /s/ Frank J. Hata            Director                        March 31, 1994
- ------------------------------------
           Frank J. Hata

                   INDEPENDENT PUBLIC ACCOUNTANT'S REPORT ON
                         FINANCIAL STATEMENT SCHEDULES

To the Shareholders and Board of Directors of Dole Food Company, Inc.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Dole Food Company, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 7, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the preceding index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

  Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in the method of accounting for postretirement benefits other than pensions, effective December 29, 1991.

                                          Arthur Andersen & Co.

Los Angeles, California
February 7, 1994

                                                                     SCHEDULE II

                    DOLE FOOD COMPANY, INC. AND SUBSIDIARIES

    AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS AND
                      EMPLOYEES OTHER THAN RELATED PARTIES

                                                                        BALANCE
                                                   DEDUCTIONS       AT END OF YEAR
                         BALANCE AT           --------------------- ---------------
                         BEGINNING             AMOUNTS    AMOUNTS             NOT
     NAME OF DEBTOR       OF YEAR   ADDITIONS COLLECTED WRITTEN OFF CURRENT CURRENT
     --------------      ---------- --------- --------- ----------- ------- -------
                                               (IN THOUSANDS)
Year Ended January 1,
 1994
  David A. DeLorenzo....    $400      $--       $100       $--       $100    $200
  Glen T. Hierlmeier....     317                   2        100         3     212
Year Ended January 2,
 1993
  David A. DeLorenzo....    $500      $--       $100       $--       $100    $300
  Glen T. Hierlmeier....     318       --          1        --        317     --
Year Ended December 28,
 1991
  David A. DeLorenzo....    $--       $500      $--        $--       $100    $400
  Glen T. Hierlmeier....     321       --          3        --          1     317

- --------
Notes:

  The note receivable from David A. DeLorenzo is non-interest bearing and is payable in five annual installments commencing September 1992.

  On July 9, 1993, in connection with Mr. Hierlmeier's resignation, the terms of the above note receivable were amended. Principal was reduced by $100,000 and the interest rate was reduced from 10.25% to 7.34% per annum. The maturity date, at which time all remaining principal and accrued interest are due and payable, was extended to September 30, 1995. The note is secured by real property located in Bakersfield, California.

                                                                      SCHEDULE V

                    DOLE FOOD COMPANY, INC. AND SUBSIDIARIES

                         PROPERTY, PLANT AND EQUIPMENT

                          BALANCE AT
                         BEGINNING OF ADDITIONS AT             OTHER CHANGES  BALANCE AT
                             YEAR         COST     RETIREMENTS ADD (DEDUCT)   END OF YEAR
                         ------------ ------------ ----------- -------------  -----------
                                                 (IN THOUSANDS)
Year Ended January 1,
 1994
  Land and land
   improvements.........  $  609,036    $  7,325     $ 4,714     $  69,706    $  681,353
  Buildings and
   improvements.........     460,415       7,052       7,179        39,392       499,680
  Machinery and
   equipment............     768,387      29,706      19,054       141,992       921,031
  Construction in
   progress.............     114,693     174,576         135      (135,200)      153,934
                          ----------    --------     -------     ---------    ----------
    Total...............  $1,952,531    $218,659     $31,082     $ 115,890(A) $2,255,998
                          ==========    ========     =======     =========    ==========
Year Ended January 2,
 1993 (B)
  Land and land
   improvements.........  $  489,584    $  3,594     $ 2,878     $ 118,736    $  609,036
  Buildings and
   improvements.........     497,058      15,348       5,499       (46,492)      460,415
  Machinery and
   equipment............     655,514      47,844      22,397        87,426       768,387
  Construction in
   progress.............     124,183     124,959       1,141      (133,308)      114,693
                          ----------    --------     -------     ---------    ----------
    Total...............  $1,766,339    $191,745     $31,915     $  26,362    $1,952,531
                          ==========    ========     =======     =========    ==========
Year Ended December 28,
 1991 (C)
  Land and land
   improvements.........  $  436,058    $ 40,540     $ 3,275     $  16,261    $  489,584
  Buildings and
   improvements.........     289,826      58,169       2,317       151,380       497,058
  Machinery and
   equipment............     463,460      27,822      18,460       182,692       655,514
  Construction in
   progress.............     261,031     198,629         425      (335,052)      124,183
                          ----------    --------     -------     ---------    ----------
    Total...............  $1,450,375    $325,160     $24,477     $  15,281    $1,766,339
                          ==========    ========     =======     =========    ==========

- --------
Notes:

(A) Additions for the year ended January 1, 1994 include property, plant and equipment acquired in connection with the purchases of a dried fruit and nut business and banana ripening and distribution companies in France, two affiliated fruit juice businesses and five commercial real estate properties, totaling approximately $111 million.

(B) Certain prior year amounts have been reclassified to conform to the 1993 presentation.

(C) During 1992, the Company implemented Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" by applying the provisions of the standard retroactively to 1989. Accordingly, amounts for year ended December 28, 1991 have been restated to reflect the adoption of the accounting change.

  Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets as follows:

      Land improvements.............................................  5-55 years
      Buildings and improvements.................................... 10-45 years
      Machinery and equipment.......................................  2-25 years

                                                                     SCHEDULE VI

                    DOLE FOOD COMPANY, INC. AND SUBSIDIARIES

   ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                                      ADDITIONS
                          BALANCE AT  CHARGED TO
                         BEGINNING OF COSTS AND              OTHER CHANGES BALANCE AT
                             YEAR      EXPENSES  RETIREMENTS ADD (DEDUCT)  END OF YEAR
                         ------------ ---------- ----------- ------------- -----------
                                                (IN THOUSANDS)
Year Ended January 1,
 1994
  Land improvements.....   $ 56,720    $ 19,754    $   790      $  (171)    $ 75,513
  Buildings and
   improvements.........     67,420      18,200      1,125       (8,887)      75,608
  Machinery and
   equipment............    263,256      82,856     12,412        4,088      337,788
                           --------    --------    -------      -------     --------
    Total...............   $387,396    $120,810    $14,327      $(4,970)    $488,909
                           ========    ========    =======      =======     ========
Year Ended January 2,
 1993
  Land improvements.....   $ 42,726    $ 12,803    $   165      $ 1,356     $ 56,720
  Buildings and
   improvements.........     48,273      24,024      2,669       (2,208)      67,420
  Machinery and
   equipment............    192,832      69,795     10,739       11,368      263,256
                           --------    --------    -------      -------     --------
    Total...............   $283,831    $106,622    $13,573      $10,516     $387,396
                           ========    ========    =======      =======     ========
Year Ended December 28,
 1991
  Land improvements.....   $ 31,048    $ 10,251    $ 2,632      $ 4,059     $ 42,726
  Buildings and
   improvements.........     33,287      17,172      1,533         (653)      48,273
  Machinery and
   equipment............    154,436      55,700     15,585       (1,719)     192,832
                           --------    --------    -------      -------     --------
    Total...............   $218,771    $ 83,123    $19,750      $ 1,687     $283,831
                           ========    ========    =======      =======     ========

                                                                   SCHEDULE VIII

                    DOLE FOOD COMPANY, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                           ADDITIONS
                               BALANCE AT  CHARGED TO
                              BEGINNING OF COSTS AND                BALANCE AT
                                  YEAR      EXPENSES  DEDUCTIONS(A) END OF YEAR
                              ------------ ---------- ------------- -----------
                                               (IN THOUSANDS)
Year Ended January 1, 1994
 Allowance for doubtful
  accounts
  Trade receivables..........   $15,203      $7,733      $ 4,540      $18,396
  Notes and other current
   receivables...............     9,706       1,083        1,636        9,153
  Long-term receivables......    27,838       4,572       13,026       19,384
Year Ended January 2, 1993
 Allowance for doubtful
  accounts
  Trade receivables..........   $13,681      $3,148      $ 1,626      $15,203
  Notes and other current
   receivables...............    11,974       3,031        5,299        9,706
  Long-term receivables......    22,401       6,633        1,196       27,838
Year Ended December 28, 1991
 Allowance for doubtful
  accounts
  Trade receivables..........   $12,663      $2,964      $ 1,946      $13,681
  Notes and other current
   receivables...............     8,398       5,028        1,452       11,974
  Long-term receivables......    20,451       4,444        2,494       22,401

- --------
Note:

(A) Write-off of uncollectible amounts.

                                                                     SCHEDULE IX

                    DOLE FOOD COMPANY, INC. AND SUBSIDIARIES

                             SHORT-TERM BORROWINGS

                                 WEIGHTED     MAXIMUM     AVERAGE    WEIGHTED
                                  AVERAGE     AMOUNT      AMOUNT      AVERAGE
                        BALANCE  INTEREST   OUTSTANDING OUTSTANDING  INTEREST
 CATEGORY OF AGGREGATE  AT END  RATE AT END DURING THE  DURING THE  RATE DURING
 SHORT-TERM BORROWINGS  OF YEAR   OF YEAR      YEAR       YEAR(A)   THE YEAR(B)
 ---------------------  ------- ----------- ----------- ----------- -----------
                                     (DOLLAR AMOUNTS IN THOUSANDS)
January 1, 1994
  Notes payable
    Banks(C)........... $63,735     9.6%      $93,370     $64,466      13.1%
    Other..............     315     7.0           603         443       7.0
January 2, 1993
  Notes payable
    Banks(C)........... $92,992    12.6%      $92,992     $79,801      16.1%
    Other..............     521     7.5         1,316         818       8.9
December 28, 1991
  Notes payable
    Banks(C)........... $73,915    15.8%      $92,013     $78,491      19.0%
    Other..............   1,118     9.8         2,006       1,043       9.9

- --------
Notes:

(A) Represents an average of the period-end balances.

(B) Computed by dividing the actual short-term interest expense for the year by the Average Amount Outstanding During the Year.

(C) Notes payable to banks include borrowings by foreign subsidiaries in local currencies.

                                                                      SCHEDULE X

                    DOLE FOOD COMPANY, INC. AND SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                CHARGED TO COSTS AND EXPENSES
                                              ----------------------------------
                                              YEAR ENDED YEAR ENDED  YEAR ENDED
                                              JANUARY 1, JANUARY 2, DECEMBER 28,
                                                 1994       1993        1991
                                              ---------- ---------- ------------
                                                        (IN THOUSANDS)
Maintenance and repairs.....................   $78,345    $94,213     $93,485
General excise taxes........................    53,471     46,547      41,342
Taxes other than general excise, payroll and
 income taxes...............................    42,459     47,721      46,016
Advertising.................................    57,058     51,419      54,615

- --------
Note:

  Amounts not presented are less than 1% of revenue.

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                                                     PAGE
 -------                                                                   ----
   3.1   The restated Articles of Association of the Company, as amended through July 30, 1991. Incorporated by reference to Exhibit
          3(a) to the Company's Annual Report on Form 10-K for the
          fiscal year ended December 28, 1991, File No. 1-4455.
   3.2   By-Laws of the Company, as amended through March 25, 1993.
   4.1   Credit Agreement dated as of November 15, 1993 among the
          Company, Citicorp USA, Inc., as Agent and Lender and the
          financial institutions which are Lenders thereunder, relating to the Company's $400 million, 364-day revolving credit
          facility. Incorporated by reference to Exhibit 4(d) to the
          Company's Quarterly Report on Form 10-Q for the quarter ended
          October 9, 1993, File No.1-4455.
   4.2   Indenture dated as of April 15, 1993 between the Company and
          Chemical Trust Company of California, relating to $300 million of the Company's senior notes. Incorporated by reference to
          Exhibit 4.1 to the Company's Current Report on Form 8-K, event date
          May 6, 1993, File No. 1-4455.
   4.3   Indenture dated as of July 15, 1993 between the Company and
          Chemical Trust Company of California, relating to $400 million of the Company's senior notes. Incorporated by reference to
          Exhibit 4 to the Company's Current Report on Form 8-K, event date July 15, 1993, File No. 1-4455.
   4.4   Revolving Credit Agreement dated as of February 26, 1993 by and among Castle & Cooke Homes, Inc. (a Hawaii corporation),
          Castle & Cooke Residential, Inc., Castle & Cooke Development
          Corporation, Castle & Cooke Kunia, Inc., Castle & Cooke Homes,
          Inc. (a California corporation), Castle & Cooke Sierra Vista,
          Inc., Castle & Cooke Silver Creek, Inc., and Prairie Vista,
          Inc. as Borrowers and Bank of Hawaii as Agent and the
          financial institutions which are Lenders thereunder.
          Incorporated by reference to Exhibit 10(a) to the Company's
          Annual Report on Form 10-K for the year ended January 2, 1993,
          File No. 1-4455.
   4.5   The Company agrees to furnish to the Securities and Exchange
          Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its
          subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
  10.1   Intercompany Agreement dated as of March 4, 1993 between the
          Company and Castle & Cooke Homes, Inc. Incorporated by
          reference to Exhibit 10(a) to the Company's Annual Report on
          Form 10-K for the year ended January 2, 1993, File No. 1-4455.
  10.2   Tax Sharing Agreement dated as of March 4, 1993 between the
          Company and Castle & Cooke Homes, Inc. Incorporated by
          reference to Exhibit 10(b) to the Company's Annual Report on
          Form 10-K for the year ended January 2, 1993, File No. 1-4455.
  10.3   Right of First Refusal Agreement dated as of March 4, 1993 among the Company, Castle & Cooke Homes, Inc., Castle & Cooke
          Arizona, Inc. and Castle & Cooke Communities, Inc.
          Incorporated by reference to Exhibit 10(c) to the Company's
          Annual Report on Form 10-K for the year ended January 2, 1993,
          File No. 1-4455.
  10.4   Exclusive Residential Development Agreement dated as of March
          4, 1993 between the Company and Castle & Cooke Homes, Inc.
          Incorporated by reference to Exhibit 10(d) to the Company's
          Annual Report on Form 10-K for the year ended January 2, 1993,
          File No. 1-4455.
  10.5   Stock Option Agreement dated as of March 4, 1993 between the
          Company and Castle & Cooke Homes, Inc. Incorporated by
          reference to Exhibit 10(e) to the Company's Annual Report on
          Form 10-K for the year ended January 2, 1993, File No. 1-4455.

 EXHIBIT
   NO.                                                                     PAGE
 -------                                                                   ----
  Executive Compensation Plans and Arrangements--Exhibits 10.6--10.16:

  10.6   The Company's 1991 Stock Option and Award Plan, as amended through July 7, 1993.
  10.7   The Company's 1982 Stock Option and Award Plan, as amended.
          Incorporated by reference to Exhibit 28(a) to the Company's
          Report on Form S-8 filed on May 22, 1989, Registration No. 33-
          28782.
  10.8   Description of Executive Incentive Plan for key employees of the Company and its subsidiaries. Incorporated by reference to
          Exhibit 10(q) to the Company's Annual Report on Form 10-K for
          the fiscal year ended January 3, 1987, File No. 1-4455.
  10.9   Dole Food Company, Inc. Executive Supplementary Retirement Plan
          (effective January 1, 1989), First Restatement. Incorporated by reference to Exhibit 10(c) to Company's Annual Report on
          Form 10-K for the fiscal year ended December 29, 1990, File
          No. 1-4455.
  10.10  Bonus Agreement dated as of August 30, 1991 by and between the
          Company and David A. DeLorenzo, with promissory note dated
          September 5, 1991 in the principal amount of $500,000 by David
          A. DeLorenzo in favor of the Company. Incorporated by
          reference to Exhibit 10(e) to the Company's Annual Report on
          Form 10-K for the fiscal year ended December 28, 1991, File
          No. 1-4455.
  10.11  Employment Agreement between the Company and Gerald W. LaFleur.
          Incorporated by reference to Exhibit 10(k) to the Company's
          Annual Report on Form 10-K for the fiscal year ended January
          2, 1993, File No. 1-4455.
  10.12  Board of Directors Deferred Compensation Plan.
  10.13  1993 Stock Option and Award Plan of Castle & Cooke Homes, Inc.,
          as amended through September 1, 1993.
  10.14  Castle & Cooke Homes, Inc. Executive Incentive Plan.
  10.15  Dole Food Company, Inc. Annual Incentive Plan.
  10.16  Dole Food Company, Inc. Long-Term Incentive Plan.
  11     Computations of earnings per common share.
  13     Dole Food Company, Inc. 1993 Annual Report for the fiscal year ended January 1, 1994. (This Report is furnished for
          information of the Commission and, except for those portions thereof which are expressly incorporated by reference herein, is not "filed" as a part of this Annual Report on Form 10-K.)
  21     Subsidiaries of Dole Food Company, Inc.
  23     Consent of Arthur Andersen & Co.