Form 10-Q
period 1994-03-26
DOLE FOOD COMPANY INC
filed 1994-05-09
CIK 18169

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(mark one)

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended March 26, 1994

                                    OR

[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                        -------------    --------------
Commission File Number 1-4455

                            DOLE FOOD COMPANY, INC.
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


           HAWAII                                      99-0035300
- - -------------------------------                  --------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                   Identification No.)


                             31355 Oak Crest Drive
                      Westlake Village, California 91361
             -----------------------------------------------------
             (Address of principal executive offices and zip code)

                                (818) 879-6600
             -----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X   No
                                       ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class               Shares Outstanding at April 22, 1994
- - -----------------------    ------------------------------------
Common Stock, without                  59,467,746
   par value

                            DOLE FOOD COMPANY, INC.

                                     Index

                                                                      Page
                                                                     Number
                                                                     ------

Part I.  Financial Information

   Item 1.  Financial Statements

            Consolidated Statement of Income -- quarters ended
            March 26, 1994 and March 27, 1993...................      3

            Consolidated Balance Sheet -- March 26, 1994 and
            January 1, 1994.....................................      4

            Consolidated Statement of Cash Flow -- quarters
            ended March 26, 1994 and March 27, 1993.............      5

            Notes to Consolidated Financial Statements..........      6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.......      7-8

Part II. Other Information

   Item 6.  Exhibits and Reports on Form 8-K....................      9-10

   Signatures...................................................      11

                                    PART I.
                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                            DOLE FOOD COMPANY, INC.

                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                      (in 000s, except per share amounts)


                                                     Quarter Ended
                                                 ----------------------
                                                 March 26,    March 27,
                                                   1994         1993
                                                 ---------    ---------
Revenue                                           $818,782     $766,488
Cost of products sold                              672,303      634,697
                                                  --------     --------
  Gross margin                                     146,479      131,791
Selling, marketing and administrative
   expenses                                         91,341       76,952
                                                  --------     --------
  Operating income                                  55,138       54,839

Interest expense                                   (18,163)     (16,910)
Interest income                                      2,614        3,074
Gain on sale of 18% of common stock
   of subsidiary                                         -       30,853
Other expense - net                                   (940)      (2,698)
                                                  --------     --------
Income before income taxes                          38,649       69,158

Income taxes                                        (8,900)     (15,900)
                                                  --------     --------
Net income                                        $ 29,749     $ 53,258
                                                  ========     ========
Earnings per common share                         $    .50     $    .89
                                                  ========     ========
Average number of common shares outstanding         59,708       59,702
                                                  ========     ========

                See Notes to Consolidated Financial Statements.

                            DOLE FOOD COMPANY, INC.

                          CONSOLIDATED BALANCE SHEET
                                   (in 000s)

                                                  March 26,     January 1,
                                                    1994          1994
                                                (Unaudited)     (Audited)
                                                ------------   -----------
Current assets
  Cash and short-term investments                $   50,797    $   37,497
  Receivables - net                                 478,663       407,554
  Inventories
    Finished products                               250,814       213,753
    Raw materials and work in progress              126,683       160,635
    Growing crop costs                               38,739        38,509
    Packing materials                                73,847        69,843
    Operating supplies and other                     73,160        70,688
  Real estate development inventory                 110,094       105,900
  Prepaid expenses                                   49,018        37,970
                                                 ----------    ----------
        Total current assets                      1,251,815     1,142,349

Real estate developments                            291,533       288,217
Investments                                          35,372        34,071
Property, plant and equipment - net               1,810,931     1,767,089
Long-term receivables - net                          70,550        70,653
Other assets                                         91,795        85,540
                                                 ----------    ----------
                                                 $3,551,996    $3,387,919
                                                 ==========    ==========
Current liabilities
  Notes payable                                  $   61,413    $   64,050
  Current portion of long-term debt                  14,407        14,612
  Accounts payable and accrued liabilities          580,782       581,490
                                                 ----------    ----------
        Total current liabilities                   656,602       660,152

Long-term debt                                    1,310,528     1,158,297
Deferred income taxes and other long-term
  liabilities                                       436,459       430,014
Minority interests                                   83,825        87,342
Common shareholders' equity
  Common stock                                      320,109       320,099
  Additional paid-in capital                        165,184       164,908
  Retained earnings                                 614,427       596,573
  Cumulative foreign currency translation
   adjustment                                       (35,138)      (29,466)
                                                 ----------    ----------
        Total common shareholders' equity         1,064,582     1,052,114
                                                 ----------    ----------
                                                 $3,551,996    $3,387,919
                                                 ==========    ==========

                See Notes to Consolidated Financial Statements.

                            DOLE FOOD COMPANY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOW
                                  (Unaudited)
                                   (in 000s)

                                                           Quarter Ended
                                                       --------------------
                                                       March 26,  March 27,
                                                          1994      1993
                                                       ---------  ---------
Operating activities
  Net income                                           $ 29,749    $ 53,258
  Adjustments to net income
    Depreciation and amortization                        30,734      29,259
    Equity earnings, net of distributions                  (936)       (840)
    Gain on sale of subsidiary stock                          -     (30,853)
    Other                                                 5,362         (90)
    Change in operating assets and liabilities
      Receivables - net                                 (74,703)    (67,825)
      Inventories                                       (14,087)      4,234
      Prepaid expenses                                  (11,055)    (17,550)
      Real estate developments                           (7,478)     (3,483)
      Accounts payable and accrued liabilities           (4,668)    (18,463)
      Other                                              (7,783)      3,870
                                                       --------    --------
         Cash flow used in operations                   (54,865)    (48,483)

Investing activities
  Capital additions                                     (46,275)    (39,837)
  Purchase price of acquisitions, net of
     acquired cash                                      (29,644)    (19,504)
  Other                                                     317         369
                                                       --------    --------
         Cash flow used by investing activities         (75,602)    (58,972)

Financing activities
  Short-term repayments - net                            (1,672)    (23,809)
  Long-term borrowings - net                            151,101      65,608
  Cash dividends paid                                    (5,948)     (5,945)
  Net proceeds on sale of subsidiary common stock             -      73,595
  Other                                                     286         296
                                                       --------    --------
         Cash flow from financing activities            143,767     109,745
                                                       --------    --------
Increase in cash and short-term investments              13,300       2,290

Cash and short-term investments at beginning
  of period                                              37,497      57,272
                                                       --------    --------
Cash and short-term investments at end of period       $ 50,797    $ 59,562
                                                       ========    ========
Supplemental cash flow data
- - ---------------------------
Cash paid during the quarter for:
  Interest                                             $ 20,548    $ 13,384
  Income taxes                                               45       4,390

                See Notes to Consolidated Financial Statements.

                            DOLE FOOD COMPANY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. In the opinion of management, the accompanying unaudited consolidated financial statements of Dole Food Company, Inc. (the "Company") include all adjustments necessary to present fairly its financial position as of March 26, 1994, and its results of operations and cash flow for the quarter then ended. Interim results are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full year.

2. During the first quarter of 1994, the Company declared approximately $11.9 million of cash dividends on its common stock, representing two quarterly dividends of 10 cents per share, declared in February and March of 1994. During the first quarter of 1993, the Company declared and paid approximately $5.9 million of cash dividends on its common stock, which represented a regular quarterly dividend of 10 cents per share.

3. Certain prior year amounts have been reclassified to conform to the 1994 presentation.

                            DOLE FOOD COMPANY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------
Cash flow from financing activities increased to $144 million for the first quarter of 1994 from $110 million for the same period in 1993, in order to fund higher investing activities and meet operating requirements. Approximately $55 million of cash was used in operations during the first quarter of 1994, largely related to seasonally high receivables. The Company's external borrowings were higher during the first quarter of 1994 than the comparable period in 1993, which included proceeds generated by the March 1993 initial public offering of 18% of the common stock of Castle & Cooke Homes, Inc., the Company's residential real estate development company.

At March 26, 1994, net borrowings outstanding under uncommitted lines of credit totaled approximately $548 million. The Company has additional borrowing capacity under a $400 million, 364-day revolving credit facility. There were no borrowings outstanding under this credit facility at March 26, 1994.

In addition, Castle & Cooke Homes, Inc. had borrowings of $47 million under a $100 million revolving credit facility which requires a series of reductions in committed borrowing capacity as follows: $10 million on each of March 31, 1994, September 30, 1994 and March 31, 1995; and $20 million on September 30, 1995. The agreement terminates in March 1996.

Cash and short-term investments totaled approximately $51 million at March 26, 1994.

Capital expenditures for the first quarter of 1994 totaled approximately $46 million, of which $39 million was invested in the Company's food operations for infrastructure, further development and modernization of new and existing facilities, and progress payments on new vessels. In February 1994, the Company acquired three commercial real estate properties.

RESULTS OF OPERATIONS
- - ---------------------
Net income for the first quarter of 1994 was $29.7 million, or 50 cents per share, compared to 1993 first quarter net income of $53.3 million (89 cents per share) which included a 1993 pretax gain of approximately $31 million related to the sale of 18% of the common stock of Castle & Cooke Homes, Inc.

Revenues for the first quarter of 1994 grew 7% from $766 million in 1993 to $819 million in 1994, primarily attributable to the effects of acquisitions which occurred in 1993.

                            DOLE FOOD COMPANY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)
- - ---------------------------------

Consolidated gross margins as a percentage of revenue were comparable during the first quarters of 1994 and 1993, reflecting reduced operating expense levels for certain food operations as a result of the Company's cost reduction efforts, offset by lower margins for certain food operations which experienced price pressures during the first quarter of 1994.

Operating income for the Company's food operations, net of corporate general and administrative expenses, totaled $50.5 million in the first quarter of both 1994 and 1993. Earnings for bananas improved over the prior year's first quarter primarily due to a stronger market in Europe and the effects of the Company's cost reduction efforts. This improvement was primarily offset by sharply lower lettuce and celery prices. Price pressures continued to negatively affect canned pineapple and concentrate earnings. Selling, marketing and administrative expenses in the first quarter of 1994 were higher than the previous year due to the effects of 1993 acquisitions, plus additional spending for new products and marketing programs for the fresh vegetable and packaged foods operations which more than offset savings achieved through cost reduction measures. Worldwide banana markets are continuing to adjust to the European Community banana regulations. Price pressures are expected to persist on canned pineapple and concentrate.

Operating income for Castle & Cooke Homes, Inc. totaled $9.7 million in the first quarter of 1994, compared to $13.0 million for the same period of 1993. The decrease was attributable to a change in the overall sales mix which resulted in a lower average sales price and operating margin in the first quarter of 1994 compared to the first quarter of 1993. In addition, results for 1993 included a bulk land sale in Bakersfield, California.

The Lana'i resorts operations reported improved occupancy rates for both hotels resulting in a reduced first quarter operating loss before depreciation of $3.4 million in 1994 as compared to a $4.8 million loss in 1993. Depreciation expense was $4.2 million and $4.0 million for 1994 and 1993, respectively.

Interest expense, net of interest income and capitalized interest, increased to $15.5 million for the first quarter of 1994 from $13.8 million in 1993, as a result of higher average borrowing levels and higher borrowing rates in 1994. The higher weighted average borrowing rate in 1994 was primarily the result of refinancing outstanding floating rate bank debt with public bonds during May and July of 1993, issued at an average interest rate of approximately 7%. The issuance of these bonds allowed the Company to extend its average debt maturity, diversify its funding sources and reduce its exposure to higher interest rates on variable rate debt.

                          PART II. OTHER INFORMATION

                            DOLE FOOD COMPANY, INC.

                                                               Page
                                                              Number
                                                              ------
Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit 11.  Computations of earnings per
     common share........................................       10

(b) No reports on Form 8-K were filed for the quarter ended March 26, 1994.

                                                                      EXHIBIT 11
                            DOLE FOOD COMPANY, INC.
                   Computations of Earnings per Common Share
                                  (Unaudited)
                      (in 000s, except per share amounts)


                                                              Quarter Ended
                                                          --------------------
                                                          March 26,  March 27,
                                                            1994       1993
                                                          --------   ---------

PRIMARY
  Net income applicable to common shares..........         $29,749    $53,258
                                                           =======    =======
  Average number of common shares outstanding
   during the period                                        59,464     59,418
   Add:
      Shares issuable upon exercise of stock
         options at average prices during the
         period...................................             244        284
                                                           -------    -------
            Total primary shares                            59,708     59,702
                                                           =======    =======
Primary earnings per common share                          $   .50    $   .89
                                                           =======    =======

FULLY DILUTED
  Net income applicable to common shares
   and dilutive securities........................         $29,749    $53,258
                                                           =======    =======
  Average number of common shares outstanding
   during the period                                        59,464     59,418
   Add:
      Shares issuable upon exercise of stock
         options at higher of average prices
         or end of period prices..................             305        316
                                                           -------    -------
            Total fully diluted shares                      59,769     59,734
                                                           =======    =======
Fully diluted earnings per common share                    $   .50    $   .89
                                                           =======    =======

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 DOLE FOOD COMPANY, INC.
                                      Registrant



May 9, 1994                    By    /s/ ALAN B. SELLERS
                                 -----------------------------
                                         Alan B. Sellers
                                   Executive Vice President -
                                    Chief Financial Officer



                               By   /s/ PATRICIA A. MCKAY
                                 -----------------------------
                                        Patricia A. McKay
                                  Vice President - Controller