Form 10-Q
period 1994-06-18
DOLE FOOD COMPANY INC
filed 1994-08-01
CIK 18169

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q

(mark one)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended June 18, 1994

                                    OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________________to___________________

Commission File Number 1-4455

                            DOLE FOOD COMPANY,INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  HAWAII                                   99-0035300
- -----------------------------------------        -------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)


                             31355 Oak Crest Drive
                      Westlake Village, California 91361
- --------------------------------------------------------------------------------
             (Address of principal executive offices and zip code)

                                (818) 879-6600
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No
                                     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                       Shares Outstanding at July 15, 1994
- -----------------------              -----------------------------------
 Common Stock, without                            59,478,099
   par value

                            DOLE FOOD COMPANY, INC.

                                     Index



                                                                   Page
                                                                  Number
                                                                  ------


Part I.    Financial Information

  Item 1.  Financial Statements

           Consolidated Statement of Income -- quarters and
           half years ended June 18, 1994 and June 19, 1993....    3-4

           Consolidated Balance Sheet -- June 18, 1994 and
           January 1, 1994.....................................    5

           Consolidated Statement of Cash Flow -- half years
           ended June 18, 1994 and June 19, 1993...............    6

           Notes to Consolidated Financial Statements..........    7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.......    8-10


Part II.   Other Information

  Item 4.  Submission of Matters to a Vote of Security
           Holders.............................................    11

  Item 6.  Exhibits and Reports on Form 8-K....................    12-14

  Signatures...................................................    15


                                    PART I.
                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                            DOLE FOOD COMPANY, INC.

                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                      (in 000s, except per share amounts)

                                                      Quarter Ended
                                                 ------------------------
                                                  June 18,     June 19,
                                                    1994         1993
                                                 ----------   ----------
Revenue                                           $986,947     $863,653
Cost of products sold                              819,353      704,346
                                                  --------     --------
 Gross margin                                      167,594      159,307
Selling, marketing and administrative
   expenses                                        103,348       88,483
                                                  --------     --------
 Operating income                                   64,246       70,824

Interest expense                                   (19,322)     (17,093)
Interest income                                      2,644        3,117
Other expense - net                                 (1,215)      (5,392)
                                                  --------     --------

Income before income taxes                          46,353       51,456
Income taxes                                       (10,700)     (11,800)
                                                  --------     --------

Net income                                        $ 35,653     $ 39,656
                                                  ========     ========

Earnings per common share                             $.60         $.66
                                                  ========     ========

Average number of common shares outstanding         59,679       59,757
                                                  ========     ========




                See Notes to Consolidated Financial Statements.

                            DOLE FOOD COMPANY, INC.

                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                      (in 000s, except per share amounts)

                                                      Half Year Ended
                                                 ------------------------
                                                  June 18,      June 19,
                                                    1994          1993
                                                 ----------    ----------
Revenue                                          $1,805,729    $1,630,141
Cost of products sold                             1,491,656     1,339,043
                                                 ----------    ----------
  Gross margin                                      314,073       291,098
Selling, marketing and administrative
   expenses                                         194,689       165,435
                                                 ----------    ----------
  Operating income                                  119,384       125,663

Interest expense                                    (37,485)      (34,003)
Interest income                                       5,258         6,191
Gain on sale of 18% of common stock
   of subsidiary                                          -        30,853
Other expense - net                                  (2,155)       (8,090)
                                                 ----------    ----------

Income before income taxes                           85,002       120,614

Income taxes                                        (19,600)      (27,700)
                                                 ----------    ----------

Net income                                       $   65,402    $   92,914
                                                 ==========    ==========

Earnings per common share                             $1.10         $1.55
                                                 ==========    ==========

Average number of common shares outstanding          59,704        59,725
                                                 ==========    ==========



                See Notes to Consolidated Financial Statements.

                            DOLE FOOD COMPANY, INC.

                          CONSOLIDATED BALANCE SHEET
                                   (in 000s)

                                                  June 18,     January 1,
                                                   1994          1994
                                               (Unaudited)     (Audited)
                                               ------------   -----------

Current assets
 Cash and short-term investments                $   53,276    $   37,497
 Receivables - net                                 493,911       407,554
 Inventories
  Finished products                                236,262       213,753
  Raw materials and work in progress               100,002       160,635
  Growing crop costs                                36,127        38,509
  Packing materials                                 63,644        69,843
  Operating supplies and other                      77,139        70,688
 Real estate development inventory                 115,585       105,900
 Prepaid expenses                                   49,469        37,970
                                                ----------    ----------
   Total current assets                          1,225,415     1,142,349

Real estate developments                           307,636       288,217
Investments                                         63,444        34,071
Property, plant and equipment - net              1,849,038     1,767,089
Long-term receivables - net                         65,549        70,653
Other assets                                        97,528        85,540
                                                ----------    ----------
                                                $3,608,610    $3,387,919
                                                ==========    ==========

Current liabilities
 Notes payable                                  $   76,351    $   64,050
 Current portion of long-term debt                  14,829        14,612
 Accounts payable and accrued liabilities          582,489       581,490
                                                ----------    ----------
Total current liabilities                          673,669       660,152

Long-term debt                                   1,302,516     1,158,297
Deferred income taxes and other long-term
 liabilities                                       448,589       430,014
Minority interests                                  80,746        87,342
Common shareholders' equity
 Common stock                                      320,114       320,099
 Additional paid-in capital                        165,243       164,908
 Retained earnings                                 650,080       596,573
 Cumulative foreign currency translation
  adjustment                                       (32,347)      (29,466)
                                                ----------    ----------
    Total common shareholders' equity            1,103,090     1,052,114
                                                ----------    ----------
                                                $3,608,610    $3,387,919
                                                ==========    ==========





                See Notes to Consolidated Financial Statements.

                            DOLE FOOD COMPANY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOW
                                  (Unaudited)
                                   (in 000s)

                                                        Half Year Ended
                                                     ----------------------
                                                      June 18,     June 19,
                                                        1994         1993
                                                     ---------    ---------
Operating activities
 Net income                                          $  65,402    $  92,914
 Adjustments to net income
  Depreciation and amortization                         64,018       56,312
  Equity earnings, net of distributions                 (1,488)      (1,431)
  Gain on sale of subsidiary stock                           -      (30,853)
  Other                                                    258        9,140
  Change in operating assets and liabilities
   Receivables - net                                   (84,950)     (21,171)
   Inventories                                          35,982       41,021
   Prepaid expenses                                    (11,506)     (15,101)
   Real estate developments                            (29,581)     (17,252)
   Accounts payable and accrued liabilities              2,986      (18,585)
   Other                                               (13,179)       4,305
                                                     ---------    ---------
     Cash flow from operations                          27,942       99,299

Investing activities
 Capital additions                                    (103,181)     (89,526)
 Purchase price of investments and
  acquisitions (net of acquired cash)                  (56,968)     (19,774)
 Other                                                   3,102        4,494
                                                     ---------    ---------
     Cash flow used by investing activities           (157,047)    (104,806)

Financing activities
 Short-term borrowings (repayments) - net               13,266      (54,072)
 Long-term borrowings (repayments) - net               143,163      (13,986)
 Cash dividends paid                                   (11,895)     (11,890)
 Net proceeds on sale of subsidiary common
  stock                                                      -       73,595
 Other                                                     350          887
                                                     ---------    ---------
     Cash flow from (used by)
      financing activities                             144,884       (5,466)
                                                     ---------    ---------

Increase (decrease) in cash and short-term
 investments                                            15,779      (10,973)

Cash and short-term investments at beginning
 of period                                              37,497       57,272
                                                     ---------    ---------

Cash and short-term investments at end of period     $  53,276    $  46,299
                                                     =========    =========

Supplemental cash flow data
- ---------------------------
Cash paid during the half year for:
 Interest                                            $  40,325    $  33,509
 Income taxes                                            3,526       10,059


                See Notes to Consolidated Financial Statements.

                            DOLE FOOD COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


  1. In the opinion of management, the accompanying unaudited consolidated financial statements of Dole Food Company, Inc. (the "Company") include all adjustments necessary to present fairly its financial position as of June 18, 1994, its results of operations for the quarter and half year then ended, and cash flows for the half year then ended. Interim results are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full year.

  2. During the first half of 1994 and 1993, the Company declared and paid approximately $11.9 million of cash dividends on its common stock, which represented the regular first and second quarterly dividends of 10 cents per share.

  3. Certain prior year amounts have been reclassified to conform to the 1994 presentation.

                            DOLE FOOD COMPANY, INC.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Cash flow from operations was $28 million for the first half of 1994 compared to $99 million for the first half of 1993. The decrease was largely due to higher receivable levels as a result of increased sales.

Cash flow from financing activities was $145 million for the first half of 1994 compared to $5 million of cash flow used by financing activities for the same period in 1993. Higher investing activities and lower cash flow from operations increased the Company's external borrowings during the first half of 1994 compared to the first half of 1993. In addition, cash flow used by financing activities during 1993 reflects the proceeds from the sale of 18% of the common stock of Castle & Cooke Homes, Inc., the Company's residential real estate development company. These proceeds were used to repay certain short-term and long-term debt in 1993.

On May 10, 1994, the Company entered into a $1 billion revolving credit agreement for a five-year term which replaced the previous $400 million credit facility. At June 18, 1994, the Company had approximately $499 million of net borrowings outstanding under the $1 billion credit facility and uncommitted money market lines of $39 million.

In addition, Castle & Cooke Homes, Inc. had borrowings of $52 million under a $135 million revolving credit facility which requires a series of reductions in committed borrowing capacity as follows: $15 million on each of December 31, 1994, June 30, 1995 and December 31, 1995. The agreement terminates in March 1996.

Cash and short-term investments totaled approximately $53 million at June 18, 1994.

Capital expenditures for the first half of 1994 totaled approximately $103 million, of which $90 million was invested in the Company's food operations for infrastructure, further development and modernization of new and existing facilities, and progress payments on new vessels. The Company acquired three commercial real estate properties in February 1994 and 35% of a produce distribution company located in the United Kingdom in May 1994.

RESULTS OF OPERATIONS
- ---------------------

For the first half of 1994, the Company reported net income of $65.4 million or $1.10 per share, compared to $61.9 million or $1.04 per share for the first half of 1993 before a non-recurring first quarter pre-tax gain of approximately $31 million related to the sale of 18% of the common stock of Castle & Cooke Homes, Inc. and a second quarter pre-tax gain of $9.4 million from the sale of the Company's interest in the California and Hawaiian Sugar Company ("C&H gain"). Net income for the first half of 1993, including the above mentioned items, was $92.9 million or $1.55 per share.

                            DOLE FOOD COMPANY, INC.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)
- ---------------------------------

Net income for the second quarter of 1994 was $35.7 million, or 60 cents per share, compared to $32.4 million, or 54 cents per share, for the same quarter of 1993 excluding the C&H gain. Second quarter net income for 1993, including the above gain, was $39.7 million, or 66 cents per share.

Revenues for the first half of 1994 and 1993 totaled $1.81 billion and $1.63 billion, respectively. The Company's second quarter 1994 revenue was $987 million, up 14% from $864 million for the comparable quarter of last year. The increase in revenues is primarily attributable to higher fresh fruit sales and the effects of acquisitions which occurred in 1993.

Consolidated gross margins as a percentage of revenue were comparable during the first halves of 1994 and 1993, reflecting reduced operating expense levels for certain food operations as a result of the Company's cost reduction efforts, offset by lower margins from price pressures during the first half of 1994 for certain food operations.

Operating income for the Company's food operations, net of corporate general and administrative expenses, totaled $109.0 million for the first half of 1994 compared to $112.5 million in 1993. For the second quarter of 1994, operating income from food operations, net of corporate general and administrative expenses, totaled $58.5 million compared to $62.1 million in 1993. After considering the C&H gain excluded from the 1993 earnings stated above, year-to-date and second quarter operating income totaled $121.9 million and $71.5 million, respectively. Improved results for bananas were partially offset by decreases in fresh vegetable prices, primarily lettuce and celery. In addition, price pressures continued to negatively affect canned pineapple and concentrate earnings. Selling, marketing and administrative expenses in the first half of 1994 were higher than the previous year due to new businesses acquired in 1993, plus additional promotions for new products and marketing programs for the fresh vegetable and packaged foods operations which more than offset savings achieved through cost reduction measures. Price pressures are expected to persist on canned pineapple and concentrate.

Operating income for Castle & Cooke Homes, Inc. totaled $21.2 million in the first half of 1994, compared to $21.3 million for the same period of 1993. Second quarter operating income totaled $11.5 million and $8.3 million for 1994 and 1993, respectively. The increase was primarily attributable to a change in the overall sales mix which resulted in higher average sales prices and operating income for the second quarter of 1994 compared to the second quarter of 1993.

                            DOLE FOOD COMPANY, INC.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)
- ---------------------------------

The Lana'i resort operations achieved improved occupancy rates contributing to a reduced operating loss before depreciation of $7.6 million for the first half of 1994 as compared to a $9.6 million loss for the same period in 1993. Operating loss before depreciation was $4.2 million for the second quarter of 1994 and $4.8 million for the comparable period of 1993. Depreciation expense was $8.4 million and $8.0 million for the first halves of 1994 and 1993, respectively.

Interest expense, net of interest income and capitalized interest, increased to $32.2 million for the first half of 1994 from $27.8 million in 1993, as a result of higher average borrowing levels and higher borrowing rates in 1994. The higher weighted average borrowing rate in 1994 was primarily the result of refinancing outstanding floating rate bank debt with public bonds during May and July of 1993, issued at an average interest rate of approximately 7%. The issuance of these bonds allowed the Company to extend its average debt maturity, diversify its funding sources and reduce its exposure to higher interest rates on variable rate debt.

                          PART II. OTHER INFORMATION

                            DOLE FOOD COMPANY, INC.

Item 4.  Submission of Matters to a Vote of Security Holders

Dole Food Company, Inc. held its Annual Meeting of Stockholders (the "Meeting") on May 12, 1994, at which the Company's stockholders voted: (1) to elect the nominated slate of seven directors, each to serve until the next meeting and until his or her successor has been duly elected and qualified: Elaine L. Chao, Mike Curb, David A. DeLorenzo, Richard M. Ferry, James F. Gary, Frank J. Hata and David H. Murdock; (2) to approve the Company's Annual Incentive Plan for executive officers; (3) to approve the Company's Long Term Incentive Plan for executive officers; and (4) to elect Arthur Andersen & Co. as the Company's independent public accountants and auditors for the 1994 fiscal year.

Holders of record of the Company's common stock as of March 25, 1994 were entitled to vote at the Meeting. On March 25, 1994, there were 59,466,535 shares of common stock outstanding and entitled to vote and 52,125,367 of such shares were represented at the Meeting. Each of the directors received at least 96.4% of the shares cast in favor of his or her election. The shares cast for each director are as follows: Elaine L. Chao: 50,734,730 shares for and 1,390,637 shares withheld; Mike Curb: 51,031,049 shares for and 1,094,318 shares withheld; David A. DeLorenzo: 50,247,576 shares for and 1,877,791 shares withheld; Richard M. Ferry: 51,029,303 shares for and 1,096,064 shares withheld; James F. Gary: 51,025,621 shares for and 1,099,746 shares withheld; Frank J.
Hata: 51,036,889 shares for and 1,088,478 shares withheld; and David H. Murdock:
51,012,039 shares for and 1,113,328 shares withheld. With respect to the Annual Incentive Plan for executives, the shares cast were 49,076,253 shares for, 2,626,927 shares against, and 422,187 shares in abstention. With respect to the Long Term Incentive Plan for executives, the shares cast were 49,332,425 shares for, 2,359,978 shares against, and 432,964 shares in abstention. With respect to the election of Arthur Andersen & Co. the shares cast were 51,834,549 shares for, 177,919 shares against, and 112,899 shares in abstention.

                                 PART II. OTHER INFORMATION

                                 DOLE FOOD COMPANY, INC.




                                                                           Page
                                                                          Number
                                                                          ------
Item 6.  Exhibits and Reports on Form 8-K


  (a)  Exhibits:

     Exhibit
      No.
     -------
      10.1 $1,000,000,000 Credit Agreement dated as of May 10, 1994 among the Company, Citicorp USA, Inc., as
               Administrative Agent, and the financial institutions which are Lenders thereunder.

      10.2     Second Amendment, dated as of June 9, 1994, to
               Revolving Credit Agreement dated as of February 26,
               1993 by and between Castle & Cooke Homes, Inc.
               (a Hawaii corporation), Castle & Cooke Homes Hawaii, Inc., Castle & Cooke Kunia, Inc., Castle & Cooke
               Homes, Inc. (a California corporation), Castle & Cooke Sierra Vista, Inc. and Prairie Vista, Inc., as Borrowers, and Bank of Hawaii, as Agent, the First National Bank of Boston, as Mainland Co-Agent, and the financial institutions which are Lenders thereunder.

      11.      Computations of earnings per common
               share.....................................................  13-14

  (b)  No reports on Form 8-K were filed for the quarter ended June 18, 1994.

                                                                      EXHIBIT 11

                            DOLE FOOD COMPANY, INC.
                   Computations of Earnings per Common Share
                                  (Unaudited)
                      (in 000s, except per share amounts)




                                                           Quarter Ended
                                                          -------------------
                                                          June 18,   June 19,
                                                            1994       1993
                                                          --------   --------

PRIMARY
 Net income applicable to common shares........           $35,653    $39,656
                                                          =======    =======

 Average number of common shares outstanding
   during the period                                       59,468     59,434

   Add:
      Shares issuable upon exercise of stock
       options at average prices during the
       period..................................               211        323
                                                          -------    -------
         Total primary shares                              59,679     59,757
                                                          =======    =======

Primary earnings per common share                         $   .60    $   .66
                                                          =======    =======



FULLY DILUTED
 Net income applicable to common shares
  and dilutive securities......................           $35,653    $39,656
                                                          =======    =======

 Average number of common shares outstanding
   during the period                                       59,468     59,434
   Add:
      Shares issuable upon exercise of stock
       options at higher of average prices
       or end of period prices.................               211        364
                                                          -------    -------
     Total fully diluted shares                            59,679     59,798
                                                          =======    =======

Fully diluted earnings per common share                   $   .60    $   .66
                                                          =======    =======


                                                                      EXHIBIT 11
                                                                     (Continued)

                            DOLE FOOD COMPANY, INC.
                   Computations of Earnings per Common Share
                                  (Unaudited)
                      (in 000s, except per share amounts)


                                                    Half Year Ended
                                                  -------------------
                                                  June 18,   June 19,
                                                    1994      1993
                                                  --------   --------

PRIMARY
 Net income applicable to common shares........   $65,402    $92,914
                                                  =======    =======

 Average number of common shares outstanding
   during the period                              59,466     59,426
   Add:
      Shares issuable upon exercise of stock
       options at average prices during the
       period..................................      238        299
                                                 -------    -------
         Total primary shares                     59,704     59,725
                                                 =======    =======

Primary earnings per common share                $  1.10    $  1.55
                                                 =======    =======



FULLY DILUTED
 Net income applicable to common shares
  and dilutive securities......................  $65,402    $92,914
                                                 =======    =======

 Average number of common shares outstanding
  during the period                               59,466     59,426
  Add:
     Shares issuable upon exercise of stock
     options at higher of average prices
     or end of period prices...................      238        364
                                                 -------    -------
       Total fully diluted shares                 59,704     59,790
                                                 =======    =======

Fully diluted earnings per common share          $  1.10    $  1.55
                                                 =======    =======


                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               DOLE FOOD COMPANY, INC.
                                                     Registrant



August 1, 1994                                 By    /s/ ALAN B. SELLERS
                                                 ----------------------------
                                                        Alan B. Sellers
                                                  Executive Vice President -
                                                   Chief Financial Officer



                                               By   /s/ PATRICIA A. MCKAY
                                                 ----------------------------
                                                      Patricia A. McKay
                                                 Vice President - Controller