Form 10-Q
period 1994-10-08
DOLE FOOD COMPANY INC
filed 1994-11-21
CIK 18169

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(mark one)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended October 8, 1994

                                    OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ____________

Commission File Number 1-4455

                            DOLE FOOD COMPANY, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  HAWAII                         99-0035300
- -------------------------------              -------------------
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

                                 Yes  X   No
                                     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class             Shares Outstanding at November 4, 1994
- -----------------------    --------------------------------------
Common Stock, without                    59,478,108
   par value

                            DOLE FOOD COMPANY, INC.

                                     Index

                                                                     Page
                                                                    Number
                                                                    ------
Part I.  Financial Information

  Item 1.  Financial Statements

         Consolidated Statement of Income -- quarter and
         three quarters ended October 8, 1994 and
         October 9, 1993.........................................    3-4

         Consolidated Balance Sheet -- October 8, 1994 and
         January 1, 1994.........................................    5

         Consolidated Statement of Cash Flow -- three quarters
         ended October 8, 1994 and October 9, 1993...............    6

         Notes to Consolidated Financial Statements..............    7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations................      8-11


Part II.  Other Information

  Item 5.  Other Information.....................................   12

  Item 6.  Exhibits and Reports on Form 8-K......................  12-14

  Signatures.....................................................   15

                                 -2-

                                    PART I.
                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                            DOLE FOOD COMPANY, INC.

                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                      (in 000s, except per share amounts)


                                                           Quarter Ended
                                                 ---------------------------------
                                                   October 8,        October 9,
                                                     1994               1993
                                                 ------------        -------------
Revenue                                            $1,081,362          $1,005,791
Cost of products sold                                 920,821             856,588
                                                   ----------          ----------
 Gross margin                                         160,541             149,203
Selling, marketing and administrative
  expenses                                            128,431             113,494
                                                   ----------          ----------
 Operating income                                      32,110              35,709

Interest expense                                      (28,071)            (20,837)
Interest income                                         3,153               3,230
Other expense - net                                    (5,607)             (7,699)
                                                   ----------          ----------

Income before income taxes                              1,585              10,403
Income taxes                                             (300)             (5,300)
                                                   ----------          ----------

Net income                                         $    1,285          $    5,103
                                                   ==========          ==========

Earnings per common share                                $.02                $.09
                                                   ==========          ==========

Average number of common shares outstanding            59,692              59,728
                                                   ==========          ==========

                See Notes to Consolidated Financial Statements.

                            DOLE FOOD COMPANY, INC.

                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                      (in 000s, except per share amounts)

                                                   Three Quarters Ended
                                                 -------------------------
                                                 October 8,    October 9,
                                                    1994          1993
                                                 -----------   -----------
Revenue                                          $2,887,091    $2,635,932
Cost of products sold                             2,412,477     2,195,631
                                                 ----------    ----------
  Gross margin                                      474,614       440,301
Selling, marketing and administrative
   expenses                                         323,120       278,929
                                                 ----------    ----------
  Operating income                                  151,494       161,372

Interest expense                                    (65,556)      (54,840)
Interest income                                       8,411         9,421
Gain on sale of 18% of common stock
   of subsidiary                                          -        30,853
Other expense - net                                  (7,762)      (15,789)
                                                 ----------    ----------

Income before income taxes                           86,587       131,017

Income taxes                                        (19,900)      (33,000)
                                                 ----------    ----------

Net income                                       $   66,687    $   98,017
                                                 ==========    ==========

Earnings per common share                             $1.12         $1.64
                                                 ==========    ==========

Average number of common shares outstanding          59,696        59,725
                                                 ==========    ==========

                See Notes to Consolidated Financial Statements.

                            DOLE FOOD COMPANY, INC.

                          CONSOLIDATED BALANCE SHEET
                                   (in 000s)

                                                October 8,    January 1,
                                                   1994          1994
                                               (Unaudited)    (Audited)
                                               ------------  -----------
Current assets
 Cash and short-term investments                $   52,345    $   37,497
 Receivables - net                                 482,159       407,554
 Inventories
    Finished products                              209,777       213,753
    Raw materials and work in progress              94,321       160,635
    Growing crop costs                              36,073        38,509
    Packing materials                               81,055        69,843
    Operating supplies and other                    76,495        70,688
 Real estate development inventory                 130,829       105,900
 Prepaid expenses                                   46,422        37,970
                                                ----------    ----------
       Total current assets                      1,209,476     1,142,349

Real estate developments                           333,523       288,217
Investments                                         63,566        34,071
Property, plant and equipment - net              1,911,066     1,767,089
Long-term receivables - net                         61,762        70,653
Other assets                                       110,228        85,540
                                                ----------    ----------
                                                $3,689,621    $3,387,919
                                                ==========    ==========

Current liabilities
 Notes payable                                  $   47,971    $   64,050
 Current portion of long-term debt                   7,475        14,612
 Accounts payable and accrued liabilities          575,672       581,490
                                                ----------    ----------
       Total current liabilities                   631,118       660,152

Long-term debt                                   1,443,314     1,158,297
Deferred income taxes and other long-term
 liabilities                                       441,191       430,014
Minority interests                                  80,716        87,342
Common shareholders' equity
 Common stock                                      320,121       320,099
 Additional paid-in capital                        165,454       164,908
 Retained earnings                                 645,417       596,573
 Cumulative foreign currency translation
   adjustment                                      (37,710)      (29,466)
                                                ----------    ----------
       Total common shareholders' equity         1,093,282     1,052,114
                                                ----------    ----------
                                                $3,689,621    $3,387,919
                                                ==========    ==========

                See Notes to Consolidated Financial Statements.

                            DOLE FOOD COMPANY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOW
                                  (Unaudited)
                                   (in 000s)

                                                         Three Quarters Ended
                                                      -------------------------
                                                       October 8,    October 9,
                                                          1994          1993
                                                      -----------   -----------
Operating activities
 Net income                                            $  66,687     $  98,017
 Adjustments to net income
   Depreciation and amortization                         109,735        95,331
   Equity earnings, net of distributions                  (1,761)       (2,328)
   Gain on sale of subsidiary stock                           -        (30,853)
   Other                                                  15,369        16,769
   Change in operating assets and liabilities
     Receivables - net                                   (78,800)      (26,468)
     Inventories                                          64,193        62,981
     Prepaid expenses                                     (8,360)      (15,917)
     Real estate developments                            (70,712)      (25,928)
     Accounts payable and accrued liabilities            (11,155)        1,407
     Other                                               (43,255)      (20,554)
                                                       ---------     ---------
       Cash flow from operations                          41,941       152,457

Investing activities
 Capital additions                                      (173,683)     (151,193)
 Purchase price of investments and
  acquisitions (net of acquired cash)                    (91,937)      (19,703)
 Other                                                     4,146         9,547
                                                       ---------     ---------
       Cash flow used by investing activities           (261,474)     (161,349)

Financing activities
 Short-term repayments - net                             (16,753)      (48,880)
 Long-term borrowings (repayments) - net                 268,409       (22,043)
 Cash dividends paid                                     (17,843)      (17,837)
 Net proceeds on sale of subsidiary common stock              -         73,595
 Other                                                       568         1,264
                                                       ---------     ---------
       Cash flow from (used by) financing
        activities                                       234,381       (13,901)
                                                       ---------     ---------

Increase (decrease) in cash and short-term
 investments                                              14,848       (22,793)

Cash and short-term investments at beginning
 of period                                                37,497        57,272
                                                       ---------     ---------

Cash and short-term investments at end of period       $  52,345     $  34,479
                                                       =========     =========

Supplemental cash flow data
- ---------------------------
Cash paid (received) during the three quarters for:
 Interest                                              $  68,253     $ 44,684
 Income taxes                                               (993)      21,073


                See Notes to Consolidated Financial Statements.

                            DOLE FOOD COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


  1. In the opinion of management, the accompanying unaudited consolidated financial statements of Dole Food Company, Inc. (the "Company") include all adjustments necessary to present fairly its financial position as of October 8, 1994, its results of operations for the quarter and three quarters then ended, and cash flows for the three quarters then ended. Interim results are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full year.

  2. During the first three quarters of 1994 and 1993, the Company declared and paid approximately $17.8 million of cash dividends on its common stock, which represented the regular first, second and third quarterly dividends of 10 cents per share.

  3. Certain prior year amounts have been reclassified to conform to the 1994 presentation.

                            DOLE FOOD COMPANY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Cash flow from operations was $42 million for the first three quarters of 1994 compared to $152 million for the first three quarters of 1993. The decrease was primarily due to higher receivable levels as a result of increased sales, and increased spending for real estate developments.

Cash flow from financing activities was $234 million for the first three quarters of 1994 compared to $14 million of cash flow used by financing activities for the same period in 1993. Higher investing activities and lower cash flow from operations increased the Company's external borrowings during the first three quarters of 1994 compared to the first three quarters of 1993. In addition, cash flow used by financing activities during 1993 reflects the proceeds from the sale of 18% of the common stock of Castle & Cooke Homes, Inc. which were used to repay certain short-term and long-term debt in 1993.

At October 8, 1994, the Company had in excess of $300 million of borrowing capacity under a $1 billion credit facility which expires in 1999.

On October 24, 1994, the Company entered into a definitive merger agreement with Castle & Cooke Homes, Inc., pursuant to which a wholly-owned subsidiary of the Company, Dole Acquisition Corporation, would acquire the 17.2% of Castle & Cooke Homes' stock not already owned by the Company for $15.75 per share in cash.
Dole Acquisition Corporation commenced a tender offer for any and all shares of Castle & Cooke Homes' common stock not already owned by the Company for a total purchase price of approximately $81 million. The offer is conditioned upon a majority of the outstanding common stock not owned by the Company being validly tendered. In the merger which will follow the closing of the tender offer, any shares not tendered will be converted into the right to receive $15.75 per share in cash. Total funds necessary to purchase the outstanding shares of Castle & Cooke Homes will be provided by the Company's existing credit facilities. In addition, the Company intends to refinance amounts outstanding under the Castle & Cooke Homes' $135 million credit agreement with lower interest rate borrowings from the Company's $1 billion credit facility. At October 8, 1994, Castle & Cooke Homes had borrowings of $80 million under their existing $135 million credit facility which will be terminated upon repayment of the outstanding balance.

Cash and short-term investments totaled approximately $52 million at October 8, 1994.

                            DOLE FOOD COMPANY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
- --------------------------------------------

Capital expenditures for the first three quarters of 1994 totaled approximately $174 million, of which $152 million was invested in the Company's food operations for infrastructure, further development and modernization of new and existing facilities, and new vessels. The Company acquired 35% of a produce distribution company located in the United Kingdom as well as various other food and food related operations. In addition, at the beginning of the year the Company purchased three commercial real estate properties.


RESULTS OF OPERATIONS
- ---------------------

For the first three quarters of 1994, the Company reported net income of $66.7 million or $1.12 per share, compared to $67.0 million or $1.12 per share for the first three quarters of 1993 before a non-recurring first quarter pre-tax gain of approximately $31 million related to the sale of 18% of the common stock of Castle & Cooke Homes, Inc. and a second quarter pre-tax gain of $9.4 million from the sale of the Company's interest in the California and Hawaiian Sugar Company ("C&H gain"). Net income for the first three quarters of 1993, including the above mentioned items, was $98.0 million or $1.64 per share.

Net income for the third quarter of 1994 was $1.3 million, or 2 cents per share, compared to $5.1 million, or 9 cents per share, for the same quarter of 1993.

Revenues for the first three quarters of 1994 and 1993 totaled $2.9 billion and $2.6 billion, respectively. The Company's third quarter 1994 revenue was $1.1 billion compared to $1.0 billion for the comparable quarter of last year. The increase in revenues was primarily attributable to higher fresh fruit sales and the effects of acquisitions which occurred in 1993.

Operating income for the Company's food operations, net of corporate general and administrative expenses, totaled $129.0 million for the first three quarters of 1994 compared to $144.5 million before the C&H gain in 1993. For the third quarter of 1994, operating income from food operations, net of corporate general and administrative expenses, totaled $20.0 million compared to $32.0 million in 1993. Improved banana results in 1994 were impacted by weakness in the Pacific Rim banana market during the third quarter, resulting from an oversupply of product. The Company's fresh vegetable operations reported a decrease in year-to-date 1994 results, primarily due to lower lettuce and celery

                            DOLE FOOD COMPANY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)
- ---------------------------------

prices. Although third quarter 1994 celery prices were up over the prior year, overall quarterly results for fresh vegetables were down primarily due to lower lettuce prices. Results for 1994 were also affected by weakness in the dried fruit and nut operations as well as price pressures which continued to negatively impact processed pineapple earnings. The supply imbalance in the Pacific Rim banana market and price pressures on processed pineapple have continued in the fourth quarter of 1994.

Selling, marketing and administrative expenses for the first three quarters of 1994 and for the third quarter of 1994 were higher than in the comparable periods of the previous year due to new businesses acquired in 1993, plus additional promotions for new products and marketing programs for the fresh vegetable and packaged foods operations.

Operating income for Castle & Cooke Homes, Inc. totaled $40.0 million in the first three quarters of 1994, compared to $34.3 million for the same period of 1993. Third quarter operating income totaled $18.7 million and $13.0 million for 1994 and 1993, respectively. The increase in 1994 year-to-date and third quarter earnings was primarily attributable to a change in the overall sales mix which resulted in higher average sales prices and operating income in Hawaii.

Year-to-date operating income for the Company's commercial real estate operations increased to $9.0 million in 1994 from $2.1 million in 1993, while third quarter operating income increased to $3.9 million in 1994 from $2.0 million in 1993. The increase was primarily attributable to earnings from commercial properties acquired at the end of 1993 and beginning of 1994 and commercial lot sales in Hawaii.

The Lana'i resort operations achieved improved occupancy rates contributing to a reduced operating loss before depreciation of $13.6 million for the first three quarters of 1994 as compared to a $16.9 million loss for the same period in 1993. Operating loss before depreciation was $6.0 million for the third quarter of 1994 and $7.3 million for the comparable period of 1993. Depreciation expense was $12.9 million and $12.0 million for the first three quarters of 1994 and 1993, respectively.

                            DOLE FOOD COMPANY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)
- ---------------------------------

Interest expense, net of capitalized interest, increased to $65.6 million for the first three quarters of 1994 from $54.8 million in 1993, and to $28.1 million for the third quarter of 1994 from $20.8 million for the third quarter of 1993, primarily attributable to higher average debt levels.

The Company's year-to-date effective income tax rate decreased to 23% in 1994 from 25% in 1993. As a result of the higher federal income tax rates enacted in August 1993, the Company retroactively provided, during the third quarter of 1993, additional income tax expense on its 1993 first half earnings and recorded a one-time non-cash charge of $2.5 million related to its net deferred tax liability.

                                 PART II. OTHER INFORMATION

                                 DOLE FOOD COMPANY, INC.

Item 5.  Other Information

On October 24, 1994, the Company entered into a definitive merger agreement with Castle & Cooke Homes, Inc., pursuant to which a wholly-owned subsidiary of the Company, Dole Acquisition Corporation, would acquire the 17.2% of Castle & Cooke Homes' stock not already owned by the Company for $15.75 per share in cash.
Dole Acquisition Corporation commenced a tender offer for any and all shares of Castle & Cooke Homes' common stock not already owned by the Company for a total purchase price of approximately $81 million. The offer is conditioned upon a majority of the outstanding common stock not owned by the Company being validly tendered. In the merger which will follow the closing of the tender offer, any shares not tendered will be converted into the right to receive $15.75 per share in cash. The funds necessary to purchase the outstanding shares of Castle & Cooke Homes will be provided by the Company's existing credit facilities.

Item 6.  Exhibits and Reports on Form 8-K

                                                                                        Page
                                                                                       Number
                                                                                       ------
  (a) Exhibits:

      Exhibit
        No.
      -------
        10.1      Offer to Purchase dated October 31, 1994.  Incorporated by reference to Exhibit (a)(1) to the Company's Schedule 14 D-1 filed on October 31, 1994, Commission File No. 5-45530.

        10.2      Agreement and Plan of Merger by and among the Company, Dole
                  Acquisition Corporation and Castle & Cooke Homes, Inc., dated as of October 24, 1994.  Incorporated by reference to Exhibit (c)(1)
                  to the Company's Schedule 14 D-1 filed on October 31, 1994,
                  Commission File No. 5-45530.

        11        Computations of earnings per common
                  share..............................................................  13-14

        27        Financial data schedule

  (b)  No reports on Form 8-K were filed for the quarter ended October 8, 1994.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  DOLE FOOD COMPANY, INC.
                                                  Registrant



November 21, 1994                                    /s/ ALAN B. SELLERS
                                              By  __________________________
                                                     Alan B. Sellers
                                                  Executive Vice President -
                                                   Chief Financial Officer


                                                    /s/ PATRICIA A. MCKAY
                                              By  ___________________________
                                                       Patricia A. McKay
                                                  Vice President - Controller