Form 10-K405
DOLE FOOD COMPANY INC
filed 1995-03-30
CIK 18169

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           [FEE REQUIRED]
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                                     OR
   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
           1934 [NO FEE REQUIRED]
           FOR THE TRANSITION PERIOD FROM                  TO

                         Commission File Number 1-4455

                            DOLE FOOD COMPANY, INC.
       ______(Exact name of registrant as specified in its charter)______

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

          Securities registered pursuant to Section 12(b) of the Act:

                                              NAME OF EACH EXCHANGE
                                               ON WHICH REGISTERED
          TITLE OF EACH CLASS            -------------------------------
---------------------------------------
      Common Stock, No Par Value             New York Stock Exchange
                                             Pacific Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 1995 was approximately $1,620,846,568.

    The number of shares of Common Stock outstanding as of March 17, 1995 was 59,480,608.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's 1994 Annual Report to Stockholders for the year ended December 31, 1994 are incorporated by reference into Parts I, II and IV.

    Portions of the registrant's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DOLE FOOD COMPANY, INC.
                                   FORM 10-K
                      FISCAL YEAR ENDED DECEMBER 31, 1994
                               TABLE OF CONTENTS

ITEM NUMBER
IN FORM 10-K                                                                                                  PAGE
--------------------------------------------------------------------------------------------------------  -------------
                                                        PART I
       1.  Business.....................................................................................        1
       2.  Properties...................................................................................        9
       3.  Legal Proceedings............................................................................       11
       4.  Submission of Matters to a Vote of Security Holders
             Executive Officers of the Registrant.......................................................       12
                                                        PART II
       5.  Market for the Registrant's Common Equity and Related Stockholder Matters....................       13
       6.  Selected Financial Data......................................................................       13
       7.  Management's Discussion and Analysis of Financial Condition and Results of Operations........       13
       8.  Financial Statements and Supplementary Data..................................................       13
       9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........       13
                                                       PART III
      10.  Directors and Executive Officers of the Registrant...........................................       14
      11.  Executive Compensation.......................................................................       14
      12.  Security Ownership of Certain Beneficial Owners and Management...............................       14
      13.  Certain Relationships and Related Transactions...............................................       14
                                                        PART IV
      14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................       14
           (a)  1. Index to Financial Statements........................................................       14
           2. Index to Financial Statement Schedules....................................................       14
           3. Index to Exhibits.........................................................................       15
           (b)  Reports on Form 8-K.....................................................................       16

Signatures..............................................................................................       17

Financial Statements and Financial Statement Schedules..................................................    F-  - F-

                                     PART I

ITEM 1.  BUSINESS

    Dole Food Company, Inc. was founded in Hawaii in 1851 and was incorporated under the laws of Hawaii in 1894. Unless the context otherwise requires, Dole Food Company, Inc. and its consolidated subsidiaries are referred to herein as the "Company". The Company's principal executive offices are located at 31355 Oak Crest Drive, Westlake Village, California 91361, telephone (818) 879-6600. At December 31, 1994, the Company had approximately 46,000 full-time employees worldwide.

    The Company is engaged in three principal businesses: food production and distribution, real estate development, and resorts. The Company is one of the largest companies engaged in the worldwide sourcing, processing, distributing and marketing of high quality, branded food products. The Company's food operations are conducted through the Company's food group ("Dole"), which sources, grows, processes and markets fruits, vegetables, nuts and juices in the following locations: North America; Latin America, principally Chile, Colombia, Costa Rica, Ecuador, Honduras and Panama; Asia, principally Japan, the Philippines and Thailand; and Europe, principally Germany, France and Italy.

    The Company's real estate operations are primarily conducted under the "Castle & Cooke" name through the Company's real estate group which holds, develops, operates and sells residential, commercial, industrial and retail properties in Hawaii, California, Arizona, North Carolina, Georgia and
Mississippi. In December  1994, the  Company completed  a tender  offer for  the publicly traded shares of its homebuilding and residential development subsidiary, Castle & Cooke Homes, Inc.

    The Company's resort operations are located on the Hawaiian Island of Lana'i and include two luxury resorts: The Lodge at Koele and The Manele Bay Hotel.

    The Company's food, real estate development and resort operations are described below. For detailed financial information with respect to the revenue, operating income and assets of the Company's food products, real estate and resort segments, and its operations in various geographic areas, see the Company's Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, which are included in its 1994 Annual Report for the fiscal year ended December 31, 1994 (the "Dole Annual Report") and incorporated by reference in Part II of this report.

FOOD
  GENERAL

    Dole is engaged in the worldwide sourcing, processing, distributing and marketing of high quality branded food products. Dole provides retail and institutional customers and other food product companies with high quality products bearing the DOLE-Registered Trademark- name which are produced and improved through research, agricultural assistance and advanced harvesting, processing, packing, cooling, shipping and marketing techniques.

    Dole is one of the world's largest producers of bananas and pineapples. Dole is also a major marketer of citrus and table grapes worldwide and an industry leader in iceberg lettuce, celery, cauliflower and broccoli. Dole is the second largest processor of California raisins and processes significant amounts of California's almond, pistachio and date crops. On March 7, 1995, the Company signed a letter of intent to sell its California-based raisin, date and prune business to Sun-Diamond Growers of California, a grower cooperative, for approximately $100 million. It is a major participant in the chilled, shelf-stable and frozen juice markets with DOLE-Registered Trademark- 100% pineapple juice and 100% blended juice varieties. On January 5, 1995, the Company signed a letter of intent to sell its worldwide juice business (except for the canned pineapple juice business) to The Seagram Company Ltd., owner of Tropicana Products, Inc., for approximately $285 million.

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

    Dole utilizes product quality, brand recognition, competitive pricing, effective customer service and consumer marketing programs to enhance its position within the highly competitive food industry. Consumer and institutional recognition of DOLE-Registered Trademark- and related brands and the association of these brands with high quality food products contribute significantly to Dole's ability to compete in the markets for fresh fruit and vegetables, packaged foods and dried fruit and nuts. The Company owns these trademarks in the United States, Canada and in other countries in which it conducts business and regards them as important corporate assets with high recognition and acceptance.

    The markets for all of Dole's products are highly competitive. In order to compete successfully, Dole sources products of high quality and seeks to distribute them in worldwide markets on a timely basis. Dole's competitors in the fresh fruit business include a limited number of large international food distribution companies, as well as a large number of smaller independent distributors, including grower cooperatives and foreign government-sponsored producers which have intensified competition in recent years. With respect to vegetables, a limited number of grower-shippers in the United States and Mexico supply a significant portion of the domestic fresh produce market. However, numerous smaller independent distributors also compete with Dole in the market for fresh vegetables. With respect to packaged products, Dole competes against a number of large U.S. companies, as well as a substantial number of smaller independent canners; Dole's processed pineapple also competes against a significant volume of product processed abroad by foreign competitors. Dole's citrus and dried fruit and nut products compete in North America primarily against large grower cooperatives with strong brand recognition.

    Dole's earnings from its fresh fruit, vegetable and dried fruit and nut operations, and its packaged foods operations are sensitive to fluctuations in the volatile market prices for these products. Excess supplies often cause severe price competition. Growing conditions in various parts of the world, particularly weather conditions such as floods, droughts and freezes, and diseases and pests are primary factors affecting market prices because of their influence on supply and quality of product. Other factors affecting Dole's operations include the seasonality of its supplies, the ability to process products during critical harvest periods, the timing and effects of ripening, the degree of perishability, the effectiveness of worldwide distribution systems, the terms of various federal and state marketing orders (particularly for dried fruit, nuts and citrus), total worldwide industry volumes, the seasonality of consumer demand, foreign currency exchange fluctuations, foreign importation restrictions and foreign political risks.

  PRODUCTS

    Dole sources, distributes and markets fresh fruit products including bananas, pineapples, table grapes, apples, pears, plums, oranges, grapefruit, lemons, mangos, kiwi, tangelos, melons, cherries and other deciduous, tropical and citrus fruits.

    Dole sources, harvests, cools, distributes and markets approximately 25 different types of fresh vegetable products, including iceberg lettuce, red and green leaf lettuce, romaine lettuce, butter lettuce, celery, cauliflower, green cauliflower, broccoli, carrots, brussels sprouts, spinach, red and green onions, asparagus, snow peas, artichokes, strawberries and raspberries. Dole also markets value-added products such as iceberg lettuce based salad mixes, complete salad kits which include dressing and condiments, blends of specialty lettuces, red and green cabbage, mini peeled carrots, coleslaw, vegetable combinations and broccoli and cauliflower florets.

    Dole sources, processes and markets raisins, dates, prunes, almonds, pistachios and trail mixes.

    Dole's fresh fruit and vegetable products and its consumer dried fruit and nut products are marketed under the DOLE-Registered Trademark- brand, under other brand names owned by the Company, and, in some cases, under private labels.

    Dole produces and markets processed food products including sliced, chunk, tidbit and crushed pineapple in cans, as well as tropical fruit salad, and markets mandarin oranges. Dole also markets DOLE-Registered Trademark- juice drinks and DOLEWHIP-Registered Trademark- soft-serve, non-dairy dessert.

    Dole's products are marketed through 27 direct selling offices in North America, 19 in Europe, four in Japan, one each in Hong Kong, Korea, the Middle East, the Philippines and Taiwan, as well as through independent brokers.

  DOLE NORTH AMERICA

    DOLE NORTH AMERICA sources, distributes and markets
DOLE-Registered Trademark- fresh fruits and vegetables, dried fruit and nuts and other processed food products, including processed pineapple, juices and juice concentrates, in North America.

    Dole North America markets bananas grown in Latin America, table grapes grown in the United States, Chile and Mexico, apples and pears grown in the United States and Chile, melons grown in Ecuador and citrus fruit grown in the United States, as well as other deciduous and tropical fruit grown in the United States, Chile, Costa Rica, Mexico and New Zealand. Fresh pineapple destined for North America is grown by Dole North America in Hawaii. These products are sold primarily to wholesalers and retail chains, which in turn resell or distribute them to retail food stores.

    Fresh vegetables marketed by Dole are generally grown by independent growers in California, Arizona, Colorado and northern and central Mexico. The vegetables are generally field packed and transported to Dole's central cooling and distribution facilities. The products are sold to customers in North America, Asia and Western Europe.

    Dole has an agreement with Nestle Dairy Systems, Inc., a subsidiary of Nestle USA, Inc., in which Dole has licensed to Nestle its rights to market and manufacture processed products in key segments of the frozen novelty business in the United States and Canada, including FRUIT 'N JUICE-REGISTERED TRADEMARK-, SUNTOPS-TM-, FRESH LITES-REGISTERED TRADEMARK-, FRUIT 'N YOGURT-TM- and FRUIT 'N CREAM-TM- bars and, in the premium novelty category, Fruit Sorbet.

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

    On January 5, 1995, the Company signed a letter of intent to sell its worldwide juice business (except for the canned pineapple juice business) to The Seagram Company Ltd., owner of Tropicana Products, Inc., for approximately $285 million. On March 7, 1995, the Company signed a letter of intent to sell its California-based raisin, date and prune business to Sun-Diamond Growers of California, a grower cooperative, for approximately $100 million.

  DOLE LATIN AMERICA

    DOLE LATIN AMERICA sources and transports bananas grown in Costa Rica, Colombia, Ecuador, Guatemala, Honduras, Nicaragua and Panama for markets principally in North America, Europe and the Mediterranean.

    Fresh pineapples destined for the North American and Western European markets are grown by Dole Latin America on plantations in Honduras and the Dominican Republic and sourced from independent producers in Costa Rica.

    Dole Latin America sources table grapes, apples, pears and other deciduous fruit grown in Chile, melons grown in Ecuador, citrus fruit grown in Honduras and Argentina, and mangoes from Mexico, Peru and Venezuela for markets in North America, Western Europe and Asia.

    Dole operates a fleet of approximately 33 refrigerated vessels, of which 14 are Company-owned and the remainder are chartered. From time to time, excess capacity may be chartered or subchartered to others. In January 1995 Dole took delivery of the last of four new breakbulk refrigerated vessels built by a Polish shipbuilder.

    Dole Latin America conducts other food and beverage operations in Honduras, including an approximately 80% interest in a beer and soft drink bottling operation, a bottle crown plant, a plastic injection facility used primarily for the manufacture of beer and soft drink plastic cases, a sugar mill and sugar cane plantations, as well as a majority interest in an edible oils refinery, a laundry soap factory, a palm oil extraction operation and a palm oil plantation. The beer and soft drink bottling operation, which sells its products primarily in Honduras, competes against other local soft drink bottlers. Competition focuses on product quality, consumer marketing programs and the effectiveness of the distribution system.

  DOLE ASIA

    Bananas and pineapples grown in the Philippines are transported to markets principally in Asia and the Middle East. Pineapples used for processed products are grown primarily in Thailand and the Philippines. DOLE ASIA also sources DOLE-Registered Trademark- and Mountain-Registered Trademark- asparagus from the Philippines and distributes and markets these products in Japan and other Asian countries.

    Snow Dole Co., Ltd., a joint venture of Dole and Snow Brand Milk Products Co., Ltd. of Japan, processes and distributes a full line of 100% fruit juices, frozen desserts and canned pineapple in Japan. The juice component of this joint venture is part of the Company's proposed sale of its juice business to The Seagram Company Ltd., owner of Tropicana Products, Inc.

    Dole Asia, with joint venture partners, is developing citrus orchards and juice processing facilities in mainland China. The juice processing facility is part of the Company's proposed sale of its juice business to The Seagram Company Ltd., owner of Tropicana Products, Inc.

    Dole Asia also produces leather-leaf ferns, anthuriums and other tropical flowers in the Philippines for export to Japan. The winding down of Dole Asia's shrimp farming operation in the Philippines is continuing.

  DOLE EUROPE

    DOLE EUROPE is a major importer of bananas and other fresh fruits, dried fruits, nuts, canned fruits and juices in Europe and the Near East.

    Dole Europe operates four regional banana ripening and distribution companies in France which complement the Company's investment in the largest French banana producer, with banana plantations in Cameroon, import operations in France and Spain, and banana ripening in seven regional facilities in France and three in Spain. Dole Europe is a minority partner with the Jamaican Producer Group (the largest banana producer in Jamaica), in the Jamaican Producers Fruit Distributors Ltd. in the United Kingdom. This banana ripening and fruit distribution company operates five facilities in the United Kingdom. This joint venture distributes Dole fresh fruits and bananas as well as Jamaican bananas, fruits and vegetables direct to retail in the UK.

    Dole Europe is the majority partner, with the Livorno Stevedore Company C.I.L.P., in a major port discharge and distribution facility in the Italian port of Livorno. This facility provides reefer container service utilizing feeder vessels to distribute fruit to Mediterranean markets. A distribution facility in Turkey is under construction.

    Dole Europe operates a European dried fruit and nut business which sources products from around the world for processing and packaging in France and distribution in France and to other European markets. This business distributes a line of dried fruit and nut products sold throughout Europe. In 1994, Dole purchased a prune processor, packer and distributor in France. These businesses are not part of the Company's proposed sale of its California-based raisin, date and prune business to Sun-Diamond Growers of California.

    The Company owns affiliated fruit juice businesses which produce and distribute juice products in Europe and the United States under the
Looza-Registered Trademark-, Fruvita-Registered Trademark- and Juice Bowl-Registered Trademark- brands. Looza-Registered Trademark- is a leader in shelf-stable juices and nectars in its market sector.
Fruvita-Registered Trademark- is the leader in the chilled fruit juice category in continental Europe. Juice Bowl-Registered Trademark- brand juice products are distributed in the United States. These businesses are part of the Company's proposed sale of its juice business to The Seagram Company Ltd., owner of Tropicana Products, Inc.

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

  FOREIGN OPERATIONS

    Dole has significant food sourcing and related operations in Chile, Colombia, Costa Rica, the Dominican Republic, Ecuador, Honduras, the Philippines and Thailand. Dole also sources food products in Algeria, Argentina, Australia, Cameroon, China, Greece, Guatemala, Italy, Ivory Coast, Mexico, New Zealand, Nicaragua, Panama, Peru, Spain, Syria, Tunisia, Turkey and Venezuela. Significant volumes of Dole's fresh fruit and packaged products are marketed in Canada, Western Europe and Japan, with lesser volumes marketed in New Zealand, Hong Kong, South Korea, Australia and certain countries in Asia, Eastern Europe, Scandinavia, the Middle East and Central and South America. Exports of Dole's products to these countries, particularly Japan, South Korea and Taiwan, are subject to various restrictions which may be increased or reduced in response to international political pressures, thus affecting Dole's ability to compete in these markets. Some of Dole's dried fruit and nut products are marketed to Asia and Western Europe. The European Union ("EU") banana regulations which impose quotas and tariffs on bananas were in full effect in 1994 and continue to be in effect in 1995. In addition, beginning in 1995, four Latin American countries (Costa Rica, Colombia, Nicaragua and Venezuela) will implement an agreement with the EU to receive a guaranteed share of the import quotas. Regulations governing this agreement are expected to be published in the first quarter of 1995 and could result in higher costs of operations for the Company due to additional license requirements and export fees that may be imposed. As part of the agreement, the basic EU import quota will be increased 10% and the tariff decreased approximately 35%. The EU quota will receive a second increase to accommodate an additional 20 million consumers when Norway, Sweden and Austria join the EU effective January 1995. Regulations governing the issuance of licenses to control this new volume are also expected to be published in the first quarter of 1995. The net impact of these changing regulations on Dole's future results of operations is not determinable at this time.

    Dole's foreign operations are subject to risks of expropriation, civil disturbances, political unrest, increases in taxes and other restrictive governmental policies, such as import quotas. Loss of one or more of its foreign operations could have a material adverse effect on Dole's operating results. Dole attempts to maintain a cordial working relationship in each country where it operates. Because Dole's operations are a significant factor in the economies of certain countries, its activities are subject to intense public and governmental scrutiny, and may be affected by changes in the status of the host economies, the makeup of the government or even public opinion in a particular country. Dole's international sales are usually transacted in U.S. dollars and major European and Asian currencies, while many of its costs are incurred in currencies different from those that are received from the sale of the product. As the Company has not historically entered into forward foreign exchange contracts, results of operations may be significantly affected by fluctuations in currency exchange rates in both the sourcing and selling locations. The overall net impact of foreign currency fluctuations was immaterial to the results of operations in 1993 and 1994.

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

REAL ESTATE

    The Company conducts real estate activities, including residential, commercial and/or industrial real estate projects, in Hawaii, California, Arizona, North Carolina, Georgia and Mississippi. The Company generally competes against a number of large, well-capitalized real estate developers for residential, commercial and industrial projects. The Company competes for residential sales with other developers, homebuilders and individuals reselling existing residential housing in the greater metropolitan areas in which it conducts business. The Company competes primarily on the basis of location, prices, quality and design. The Company also competes with other developers and homebuilders for desirable properties, financing, raw materials and skilled labor. The Company's real estate operations are subject to a variety of risks including increases in mortgage interest rates, shifts in population, real estate market fluctuations, changes in the desirability and preferences for residential, commercial and industrial areas, and the effects of changes in tax laws. Land use planning, management and development are also subject to local zoning, economic and political constraints.

  RESIDENTIAL REAL ESTATE OPERATIONS

    In December 1994, the Company completed a tender offer for the publicly traded shares of Castle & Cooke Homes, Inc. ("CKI"), its homebuilding and residential development subsidiary. Prior to completion of the tender offer, the Company owned approximately an 82% interest in CKI, which was listed on the New York Stock Exchange under the symbol "CKI".

    In Hawaii, Mililani Town, located in central Oahu, is being developed as a 3,500-acre master-planned community, complete with homes, parks, recreation centers, schools, shopping centers and a library. In Mililani Makai, the first section of the community to be developed, approximately 9,300 units on approximately 2,300 acres of land have been sold. Mililani Mauka is the section of Mililani Town now undergoing development; current plans call for the development of approximately 6,600 units on 1,200 acres over the next eight years. The necessary land use and zoning approvals for the first phase of 4,500 units on approximately 790 acres in Mililani Mauka have been received, and approximately 1,665 units have been built and sold through December 31, 1994.

    Other active Hawaii developments include Royal Kunia and The Crowne at Wailuna.

    Royal Kunia is a 270-acre master-planned community to be built on the Ewa Plain in central Oahu. Royal Kunia is owned by a limited partnership in which a wholly-owned subsidiary of the Company is the sole general partner and holds a 50% interest. The development, when completed in accordance with the master plan, will offer single-family and multi-family housing adjacent to commercial properties, parks and recreational facilities. The master plan provides for 1,748 units, of which 160 were sold in 1994.

    The Crowne at Wailuna is the fourth and final phase of a planned residential community above Pearl City on the island of Oahu. This 26-acre parcel was purchased by the Company in 1993. It is planned to include 158 detached homes developed under condominium ownership. Construction is currently underway. As of December 31, 1994, 30 units had been sold.

    In December 1994, the Company purchased the Kaluanui 1 parcel, an approximately 22-acre site in Hawaii Kai in East Oahu. The Company is entitled to develop up to 290 units on the parcel. The project is currently undergoing design development to include townhouses and flats under fee simple condominium ownership. Construction is anticipated to start in late 1995, with first deliveries anticipated in early 1996.

    In Bakersfield, California, planned residential communities are being developed on approximately 4,840 acres. The property was in various stages of development when acquired in late 1987. Approximately 1,305 acres are currently zoned for development, portions of which have been master-planned and subdivided, with roadways and utilities constructed to each subdivision. In Bakersfield, lots are sold to independent builders for single family projects, and homes are also sold in a few developments.

    Current residential development activities in Bakersfield include Silver Creek, Seven Oaks, Brimhall, The Oaks and Haggin Oaks. Silver Creek is a master-planned community encompassing approximately 600 acres. Homes and homesites are offered at three price levels. Approximately 1,120 homes and homesites remain to be developed on approximately 420 acres.

    Seven Oaks is a master-planned community on approximately 1,000 acres and is designed to be the premier residential development in Bakersfield. Seven Oaks surrounds an 18-hole golf course and country club developed by the Company, which will be contributed to a nonprofit mutual benefit corporation. The Company sells homesites in Seven Oaks. Approximately 1,275 home and homesites on approximately 500 acres remain to be developed.

    Brimhall is a 285-acre residential community designed to attract entry-level, middle-market and custom homebuyers. Development commenced in 1991. An additional 940 acres are currently being master-planned to complete the Brimhall community. The Company currently plans to develop approximately 4,040 homesites on the approximately 1,200 remaining acres.

    Other developments include The Oaks and Haggin Oaks in Bakersfield, California, and Sierra Vista, Arizona. Approximately 240 single family lots remain to be developed in The Oaks and an additional 63 single family lots in Haggin Oaks. The Sierra Vista, Arizona project contains single-family and multi-family homesites for sale to builders and individuals. Approximately 3,500 homesites remain to be developed on approximately 1,280 acres. In March 1995, the Company sold a 320-unit apartment complex in Bakersfield that it had developed to a third party.

    The Company also owns and operates a 192-unit apartment complex in Charlotte, North Carolina, a 360-unit apartment complex in Jackson, Mississippi, a 204-unit apartment complex in Southaven, Mississippi, and a 252-unit apartment complex in Horn Lake, Mississippi.

  COMMERCIAL, INDUSTRIAL AND RETAIL REAL ESTATE OPERATIONS

    The Company's commercial, industrial and retail real estate operations are conducted through wholly-owned subsidiaries of the Company.

    In Hawaii, the Company is constructing a shopping center in Mililani Town on approximately 40 acres, of which approximately 400,000 square feet of building space have been completed, including Hawaii's first Walmart store. In addition, the Company is developing Mililani Technology Park, a 256-acre, campus-like business/research office park currently zoned and designed primarily for high technology companies. As of December 31, 1994, 49 acres had been sold.

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

    The Company also owns and operates a 188,000 square foot commercial office building in Atlanta, Georgia, a 167,000 square foot commercial office building in Raleigh, North Carolina, a 81,000 square foot commercial office building in Raleigh, North Carolina and a 62,000 square foot commercial office building in Tempe, Arizona.

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

RESORTS

    The Company owns and operates two luxury hotels on the Hawaiian island of Lana'i. The Lodge at Koele is a two story, 102-room luxury lodge set in the wooded highlands of Koele, Lana'i. It includes an 18-hole golf course called The Experience at Koele. The Manele Bay Hotel is a luxury, oceanfront hotel with 249 guest rooms and suites. A conference center for The Manele Bay Hotel was completed in 1992. The Challenge at Manele, an 18-hole golf course immediately adjacent to The Manele Bay Hotel, was completed in 1993. The Company is also planning to develop the property contiguous to the Lodge and golf course sites on Lana'i as residential homesites. The Company began marketing golf course frontage townhomes and single family lots at Koele in early 1995. Development of homesites at Manele is awaiting final land use and zoning approvals. The Company's resort operations are subject to the risks of changes in the desirability and preference for resort areas and economic and local political constraints.

  ENVIRONMENTAL AND REGULATORY MATTERS

    The Company's real estate and resort operations are subject to a broad range of evolving federal, state and local environmental laws and regulations. Management is not currently aware of any environmental compliance issues that are expected to have a material effect on the Company's capital expenditures, earnings or competitive position.

ITEM 2.  PROPERTIES

    The Company maintains executive offices in Westlake Village, California and auxiliary executive offices in Los Angeles, California and New York, New York, each of which is leased from third parties. Dole's various divisions also maintain headquarters offices in Westlake Village and Salinas, California, which are leased from third parties, and in Fresno, California, Wahiawa, Hawaii and Wenatchee, Washington, which are owned by the Company. The Company owns the headquarters building of Dole Fresh Fruit International, Limited in Costa Rica, as well as offices in Colombia and Honduras. Dole Europe maintains its European headquarters in Paris, France as well as regional offices in Hamburg, Germany, Brussels, Belgium, Genoa, Italy and Istanbul, Turkey, which are leased from third parties. In addition, the Company's Hawaii real estate operations maintain offices in Honolulu, Hawaii in a building which is owned by the Company. The Company's California real estate operations and its California fresh fruit and citrus operations are headquartered in Bakersfield, California in a building owned by the Company. The Company's resort operations maintain offices on the Island of Lana'i in buildings owned by the Company. The inability to renew any of the above office leases by the Company would not have a material adverse effect on the Company's operating results. The Company and each of its subsidiaries believe that their property and equipment are generally well maintained, in good operating condition and adequate for their present needs.

    The following is a description of the food and real estate operations' significant properties.

DOLE
  DOLE NORTH AMERICA

    Dole's Hawaii pineapple operations for the fresh produce market are located on the island of Oahu and total approximately 7,000 acres owned by the Company.

    Dole produces citrus on approximately 11,000 acres in the San Joaquin and Coachella Valleys of California owned directly, through agricultural partnerships or under management arrangements, as well as through independent growing arrangements. Dole also provides care and management services for approximately 9,000 citrus acres in Florida. Citrus is packed in seven Company-owned or leased packing houses -- five in California, one in Florida and one in Arizona. Dole, through a joint venture, operates a 175,000 square foot packing house in southwest Florida with two multi-variety production lines.

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

    The Company owns approximately 1,400 acres of farmland in California and Arizona, and leases approximately 11,400 acres of farmland in California and another 5,300 acres in Arizona in connection with Dole's vegetable operations. The majority of this acreage is farmed under joint growing arrangements with independent growers, while the remainder is farmed by Dole. The Company owns cooling, packing and shipping facilities in Yuma, Arizona and the following California cities: Marina, Holtville, Guadalupe, Gonzales and Huron. Additionally, the Company has partnership interests in facilities in Yuma, Arizona and Mexico, and leases facilities in Oxnard, California. The Company owns state-of-the-art, value-added processing plants in Yuma, Arizona and Soledad, California.

    Dole produces almonds from approximately 4,200 acres and pistachios from approximately 3,100 acres of orchards in the San Joaquin Valley, owned directly or through agricultural partnerships or leased. The Company leases approximately 50 acres of date gardens in the Coachella Valley.

    The Company owns and operates one almond processing and packing plant, three almond receiving and storage facilities, one pistachio processing plant and two raisin and prune processing plants, all of which are located in the San Joaquin and Sacramento Valleys. The Company owns and operates a date processing plant in the Coachella Valley.

    Hawaii sugar operations include a mill which produces raw sugar and a plantation on the island of Oahu, although a phase-out of this operation was announced in 1994. Approximately 12,000 acres (approximately 6,100 acres of which are owned and the remainder of which are leased) are used for crops.

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

  DOLE LATIN AMERICA

    Dole produces bananas directly from Company-owned plantations in Costa Rica, Colombia and Honduras as well as through associated producers or independent growing arrangements in those countries and in Ecuador, Guatemala, Panama and Nicaragua. The Company owns approximately 40,400 acres in Honduras, 32,400 acres in Costa Rica and 3,600 acres in Colombia.

    Dole also grows pineapple on approximately 6,000 acres of owned land in Honduras, primarily for the fresh produce market, and owns a juice concentrate plant in Honduras for pineapple and citrus. Dole grows pineapple on approximately 11,000 acres of leased land in the Dominican Republic and owns a juice concentrate plant located adjacent to the leased acreage.

    Dole produces citrus on approximately 650 acres of Company-owned land and operates a grapefruit packing house in Honduras. Dole also produces grapes, stonefruit, kiwi and pears on approximately 900 acres in Chile.

    Dole operates Company-owned corrugated box plants in Chile, Colombia, Costa Rica, Ecuador and Honduras.

    The Company has an interest in the following properties in Honduras: an approximately 80% interest in a beer and soft drink bottling operation, a bottle crown plant, a plastic injection facility used primarily for the manufacture of beer and soft drink plastic cases and a sugar mill, as well as a majority interest in an edible oils refinery, a laundry soap factory, a palm oil extraction operation and 3,400 acres of palm oil plantation.

    Dole operates a fleet of approximately 33 refrigerated vessels, of which 14 are Company-owned and the remainder are chartered. From time to time, excess capacity may be chartered or subchartered to others. Dole enters into spot charters as necessary to supplement its transportation resources. In January 1995, Dole took delivery of the last of four new breakbulk refrigerated vessels built by a Polish shipbuilder.

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

  DOLE EUROPE

    Dole owns four banana ripening and fruit distribution facilities in France and one in Barcelona, Spain. The Company has an interest in a French company which has seven banana ripening and fruit distribution facilities in France and three in Spain. This French company owns a majority interest in banana plantations in Cameroon and pineapple plantations in Ivory Coast, with banana producing joint interests in Ivory Coast. Dole owns an interest in a United Kingdom banana ripening and fruit distribution company with five facilities in the United Kingdom. Dole Europe is the majority owner in a port terminal and marine distribution facility in Livorno, Italy. The Company owns land and has begun construction of a banana ripening and fruit distribution facility in Istanbul, Turkey.

    Dole owns two affiliated fruit juice companies which have production facilities in Belgium, France and Florida. These companies are part of the Company's proposed sale of its juice business to The Seagram Company Ltd., owner of Tropicana Products, Inc.

    In France, the Company owns a dried fruit and nut processing, packaging and warehousing facility in Vitrolles, a date processing and packing plant in Marseille and a prune processing and packaging plant in Agen. These facilities are not part of the Company's proposed sale of its California-based raisin, date and prune business to Sun-Diamond Growers of California.

REAL ESTATE AND RESORTS

    The Company owns an aggregate of approximately 129,000 acres of land in Hawaii. Of that total, approximately 40,400 acres are located on the island of Oahu, of which approximately 13,600 acres currently are used for the cultivation of pineapple, approximately 12,000 acres are leased or rented to approximately 94 tenants and approximately 5,600 acres are held for real estate development. Approximately 88,600 acres are located on the Island of Lana'i, of which the Company uses approximately 1,300 acres for resort and residential development. In addition, approximately 15,100 acres on Lana'i are being used or are available for diversified agricultural operations, including pasture land for livestock.

    In California, the Company owns approximately 10,950 acres, including approximately 3,200 acres near San Jose, 7,400 acres near Bakersfield and 350 acres at the Mountaingate development in West Los Angeles. The Company also owns approximately 6,800 acres in Cochise County, Arizona.

    The Company also owns and operates four office buildings located in North Carolina, Georgia and Arizona, and three apartment complexes located in Mississippi and one apartment complex located in North Carolina.

ITEM 3.  LEGAL PROCEEDINGS

    Lawsuits have been filed in Texas against the manufacturers of a formerly widely used agricultural chemical called DBCP and against the Company. Plaintiffs are foreign nationals who claim they were employees or independent contract growers of Company subsidiaries during the 1970's. Damages are claimed for alleged personal injuries caused by contact with DBCP approximately 15 to 20 years ago. The Company has denied liability and asserted substantial defenses. Similar lawsuits with a different group of plaintiffs have been settled. The portion paid by the Company was covered by insurance and immaterial to the Company. In the opinion of management, after consultation with outside counsel, these pending lawsuits are not expected to have a material adverse effect on the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the quarter ended December 31, 1994.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    Below is a list of the names and ages of all executive officers of the Company as of March 15, 1995 indicating their positions with the Company and their principal occupations during the past five years. The current terms of the executive officers will expire at the next organizational meeting of the Company's Board of Directors or at such time as their successors are elected.

NAME AND AGE                      POSITIONS WITH THE COMPANY AND SUBSIDIARIES AND FIVE-YEAR EMPLOYMENT HISTORY
------------------------------  --------------------------------------------------------------------------------
David H. Murdock (71)           Chairman of the Board, Chief Executive Officer and Director of the Company since
                                July 1985. Since June 1982, Chairman of the Board and Chief Executive Officer of
                                Flexi-Van  Corporation, a Delaware corporation wholly-owned by Mr. Murdock. Sole owner and developer of the Sherwood Country Club in Ventura County,  California,
                                and  numerous other real estate developments;  also sole stockholder of numerous corporations engaged in a variety of business ventures and in the manufacture of textile-related products and industrial and building products.

David A. DeLorenzo (48)         President of  Dole  Food  Company  -- International  since  September  1993  and
                                Executive Vice President and Member of the Office of the Chairman of the Company
                                since  July 1990. Director of the Company since February 1991. President of Dole
                                Fresh Fruit Company from September 1986 to June 1992.

Gerald W. LaFleur (62)          Executive Vice President and Member of the Office of the Chairman of the Company
                                since April 1992. Executive  Vice President of Pacific  Holding Company (a  sole proprietorship  of Mr. Murdock) since July 1991.  Prior to July 1991, partner in
                                Arthur Andersen LLP.

Alan B. Sellers (47)            Executive Vice President and Member of the Office of the Chairman of the Company
                                since January 1990. Chief  Financial Officer of the  Company from March 1992  to
                                February  1995 and Chief Administrative Officer of the Company from July 1990 to
                                February 1995. Senior  Vice President and  General Counsel of  the Company  from
                                February 1988 to January 1990. Corporate Secretary of the Company since February
                                1986.  Vice  President-Legal  Affairs of  Flexi-Van  Corporation  (a corporation wholly owned  by Mr.  Murdock)  from August  1987  to December  1993;  Corporate
                                Secretary  of  Flexi-Van  Corporation  and General  Counsel  of  Pacific Holding
                                Company (a sole  proprietorship of  Mr. Murdock)  from August  1986 to  December
                                1993.

Ernest W. Townsend (49)         Executive  Vice President, Member of  the Office of the  Chairman of the Company
                                and President  of Dole  Food  Company --  North  America since  September  1993.
                                President  of Dole Fresh  Fruit and Vegetables (North  America) since June 1992.
                                President and Chief Executive  Officer of the  All-American Gourmet division  of
                                Kraft/General  Foods from March 1989 to May 1992. President of Frozen Food Group of Kraft, Inc. from January 1988 to March 1989.

George R. Horne (58)            Vice President of the Company since October 1982. Vice President-Human Resources of Dole since February 1986.

                             POSITIONS WITH THE COMPANY AND SUBSIDIARIES AND FIVE-YEAR
NAME AND AGE                                     EMPLOYMENT HISTORY
------------------------  ----------------------------------------------------------------
Michael S. Karsner (36)         Vice President -  Treasurer and  Chief Financial  Officer of  the Company  since
                                February  1995. Vice President and Treasurer of the Company from January 1994 to
                                February 1995. Vice President  and Treasurer of The  Black & Decker  Corporation
                                from January 1990 to January 1994. Vice President - Corporate Development of The
                                Black and Decker Corporation from March 1989 to January 1990.

Thomas C. Leppert (40)    Vice  President of the  Company and President  of Castle & Cooke
                          Properties, Inc. since March 1989.

Patricia A. McKay (37)    Vice President -  Finance and  Controller of  the Company  since
                          February  1995. Vice President -  Controller of the Company from
                          August 1991 to  February 1995.  Controller of  Dole Fresh  Fruit
                          Company since October 1988.

Patrick A. Nielson (44)   Vice  President  and General  Counsel -  Food Operations  of the
                          Company since May 1994. General Counsel - Food Operations of the
                          Company from July 1991 to  May 1994. Vice President and  General
                          Counsel of Dole Fresh Fruit Company since 1983.

J. Brett Tibbitts (39)    Vice  President  and Corporate  General  Counsel of  the Company
                          since May 1994. General Counsel - Corporate of the Company  from
                          June  1992 to  May 1994. Deputy  General Counsel  of the Company
                          from January 1990 to June 1992. Assistant General Counsel of the
                          Company from January 1988 to June 1990.

Roberta Wieman (51)       Vice President since February  1995. Executive Assistant to  the
                          Chairman  of the Board and Chief Executive Officer from November
                          1991 to  February 1995.  Joint proprietor  of sportswear  outlet from 1986 to October 1991.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    As of March 17, 1995, there were approximately 15,501 holders of record of the Company's Common Stock. Additional information required by Item 5 is contained on pages 26, 27, 30, 35 and 37 of the Dole Annual Report. Such information is incorporated herein by reference.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no changes in the Company's independent auditors for the 1994 and 1993 fiscal years nor have there been any disagreements with the Company's independent auditors on accounting principles or practices for financial statement disclosures.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    There is hereby incorporated by reference the information regarding the Company's directors to appear under the caption "Election of Directors" in the Company's definitive proxy statement for its 1995 Annual Meeting of Stockholders (the "1995 Proxy Statement"). See the list of the Company's executive officers and related information under "Executive Officers of the Registrant", which is set forth in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

    There  is hereby incorporated  by reference the  information to appear under
the  captions  "Remuneration  of  Directors"  and  "Compensation  of   Executive
Officers" in the 1995 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    There is hereby incorporated by reference the information with respect to security ownership to appear under the captions "General Information", "Beneficial Ownership of Certain Stockholders" and "Security Ownership of Directors and Executive Officers" in the 1995 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is hereby incorporated by reference the information to appear under the caption "Certain Transactions" in the 1995 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (A) 1.  FINANCIAL STATEMENTS:

    The following consolidated financial statements are included in the Dole Annual Report and are incorporated herein by reference:

                                                                                                   ANNUAL
                                                                                                   REPORT
                                                                                                    PAGES
                                                                                                 -----------
Consolidated Statements of Income -- fiscal years ended December 31, 1994, January 1, 1994 and
 January 2, 1993...............................................................................          19
Consolidated Balance Sheets -- December 31, 1994 and January 1, 1994...........................          20
Consolidated Statements of Cash Flow -- fiscal years ended December 31, 1994, January 1, 1994
 and January 2, 1993...........................................................................          21
Notes to Consolidated Financial Statements.....................................................       22-30
Report of Independent Public Accountants.......................................................          31

    2.  FINANCIAL STATEMENT SCHEDULES:

                                                                                               FORM 10-K
                                                                                                 PAGES
                                                                                              -----------
Independent Public Accountants' Report on Financial Statement Schedule......................         F-1
Schedule II -- Valuation and Qualifying Accounts............................................         F-2

    All other  schedules  are  omitted  because they  are  not  applicable,  not
    required   or  the  information  is  included  elsewhere  in  the  financial statements or notes thereto.

    3.  EXHIBITS:

 EXHIBIT
   NO.
---------
      3.1  The Restated Articles of Association of the Company, as amended through July 30, 1991. Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December
           28, 1991, File No. 1-4455.

      3.2  By-Laws of the Company, as amended through March 25, 1993. Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994, File No. 1-4455.

      4.1  Credit Agreement dated as of May 10, 1994 among the Company, Citicorp USA, Inc., as Administrative Agent
           and Lender and the financial institutions which are Lenders thereunder, relating to the Company's $1 billion revolving credit facility. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly
           Report on Form 10-Q for the quarter ended June 18, 1994, File No.1-4455.

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

      4.4  The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.

Executive Compensation Plans and Arrangements -- Exhibits 10.1 - 10.10:

     10.1  The Company's 1991 Stock Option and Award Plan. Incorporated by reference to Exhibit 10(a) to the
           Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991, File No. 1-4455.

     10.2  The Company's 1982 Stock Option and Award Plan, as amended. Incorporated by reference to Exhibit 28(a) to the Company's Report on Form S-8 filed on May 22, 1989, Registration No. 33-28782.

     10.3  Dole Food Company, Inc. Executive Supplementary Retirement Plan (effective January 1, 1989), First
           Restatement. Incorporated by reference to Exhibit 10(c) to Company's Annual Report on Form 10-K for the
           fiscal year ended December 29, 1990, File No. 1-4455.

     10.4  Bonus Agreement dated as of August 30, 1991 by and between the Company and David A. DeLorenzo, with promissory note dated September 5, 1991 in the principal amount of $500,000 by David A. DeLorenzo in favor of the Company. Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form
           10-K for the fiscal year ended December 28, 1991, File No. 1-4455.

     10.5  Employment Agreement between the Company and Gerald W. LaFleur. Incorporated by reference to Exhibit
           10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993, File No.
           1-4455.

 EXHIBIT
   NO.
---------
     10.6  Board of Directors Deferred Compensation Plan. Incorporated by reference to Exhibit 10.12 to the
           Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994, File No. 1-4455.

     10.7  Dole Food Company, Inc. Annual Incentive Plan. Incorporated by reference to Exhibit 10.15 to the
           Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994, File No. 1-4455.

     10.8  Dole Food Company, Inc. Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.16 to the
           Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994, File No. 1-4455.

     10.9  Dole Food Company, Inc. Executive Deferred Compensation Plan.

     11    Computations of earnings per common share.

     13    Dole Food Company, Inc. 1994 Annual Report for the fiscal year ended December 31, 1994. (This Report is furnished for information of the Commission and, except for those portions thereof which are expressly incorporated by reference herein, is not "filed" as a part of this Annual Report on Form 10-K.)

     22    Subsidiaries of Dole Food Company, Inc.

     23    Consent of Arthur Andersen LLP.

    (b)  REPORTS ON FORM 8-K:

    No current reports on Form 8-K were filed by the Company during the last quarter of the year ended December 31, 1994.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DOLE FOOD COMPANY, INC.
                                                Registrant

March 24, 1995                            By         /s/ DAVID H. MURDOCK

                                            ------------------------------------
                                             David H. Murdock
                                            Chairman of the Board and
                                            Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          /s/ DAVID H. MURDOCK
----------------------------------------  Chairman of the Board and Chief            March 24, 1995
            David H. Murdock               Executive Officer and Director

         /s/ DAVID A. DeLORENZO
----------------------------------------  Executive Vice President and Director      March 24, 1995
           David A. DeLorenzo

         /s/ MICHAEL S. KARSNER           Vice President -- Treasurer and Chief
----------------------------------------   Financial and (Principal Financial        March 24, 1995
           Michael S. Karsner              Officer)

         /s/ PATRICIA A. McKAY
----------------------------------------  Vice President -- Finance and Controller   March 24, 1995
           Patricia A. McKay               (Principal Accounting Officer)

           /s/ ELAINE L. CHAO
----------------------------------------  Director                                   March 24, 1995
             Elaine L. Chao

             /s/ MIKE CURB
----------------------------------------  Director                                   March 24, 1995
               Mike Curb

          /s/ RICHARD M. FERRY
----------------------------------------  Director                                   March 24, 1995
            Richard M. Ferry

           /s/ JAMES F. GARY
----------------------------------------  Director                                   March 24, 1995
             James F. Gary

           /s/ FRANK J. HATA
----------------------------------------  Director                                   March 24, 1995
             Frank J. Hata

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                                                                                            PAGE
---------                                                                                                         -----
     3.1   The Restated Articles of Association of the Company, as amended through July 30, 1991.
           Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the
           fiscal year ended December 28, 1991, File No. 1-4455. ............................................
     3.2   By-Laws of the Company, as amended through March 25, 1993. Incorporated by reference to Exhibit
           3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994, File
           No. 1-4455. ......................................................................................
     4.1   Credit Agreement dated as of May 10, 1994 among the Company, Citicorp USA, Inc., as Administrative
           Agent and Lender and the financial institutions which are Lenders thereunder, relating to the
           Company's $1 billion revolving credit facility. Incorporated by reference to Exhibit 10.1 to the
           Company's Quarterly Report on Form 10-Q for the quarter ended June 18, 1994, File No.1-4455. .....
     4.2   Indenture dated as of April 15, 1993 between the Company and Chemical Trust Company of California,
           relating to $300 million of the Company's senior notes. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, event date May 6, 1993, File No. 1-4455. ............
     4.3   Indenture dated as of July 15, 1993 between the Company and Chemical Trust Company of California,
           relating to $400 million of the Company's senior notes. Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K, event date July 15, 1993, File No. 1-4455. .............
     4.4   The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries. ............................................................................
Executive Compensation Plans and Arrangements -- Exhibits 10.1 - 10.10:
    10.1   The Company's 1991 Stock Option and Award Plan. Incorporated by reference to Exhibit 10(a) to the
           Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991, File No.
           1-4455. ..........................................................................................
    10.2   The Company's 1982 Stock Option and Award Plan, as amended. Incorporated by reference to Exhibit
           28(a) to the Company's Report on Form S-8 filed on May 22, 1989, Registration No. 33-28782. ......
    10.3   Dole Food Company, Inc. Executive Supplementary Retirement Plan (effective January 1, 1989), First
           Restatement. Incorporated by reference to Exhibit 10(c) to Company's Annual Report on Form 10-K
           for the fiscal year ended December 29, 1990, File No. 1-4455. ....................................
    10.4   Bonus Agreement dated as of August 30, 1991 by and between the Company and David A. DeLorenzo, with promissory note dated September 5, 1991 in the principal amount of $500,000 by David A.
           DeLorenzo in favor of the Company. Incorporated by reference to Exhibit 10(e) to the Company's
           Annual Report on Form 10-K for the fiscal year ended December 28, 1991, File No. 1-4455. .........
    10.5   Employment Agreement between the Company and Gerald W. LaFleur. Incorporated by reference to
           Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended January 2,
           1993, File No. 1-4455. ...........................................................................
    10.6   Board of Directors Deferred Compensation Plan. Incorporated by reference to Exhibit 10.12 to the
           Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994, File No.
           1-4455. ..........................................................................................

 EXHIBIT
   NO.                                                                                                            PAGE
---------                                                                                                         -----
    10.7   Dole Food Company, Inc. Annual Incentive Plan. Incorporated by reference to Exhibit 10.15 to the
           Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994, File No.
           1-4455. ..........................................................................................
    10.8   Dole Food Company, Inc. Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994, File No.
           1-4455. ..........................................................................................
    10.9   Dole Food Company, Inc. Executive Deferred Compensation Plan. ....................................
    10.15  Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the
           fiscal year ended January 1, 1994, File No. 1-4455. ..............................................
    10.16  Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the
           fiscal year ended January 1, 1994, File No. 1-4455. ..............................................
    11     Computations of earnings per common share. .......................................................
    13     Dole Food Company, Inc. 1994 Annual Report for the fiscal year ended December 31, 1994. (This
           Report is furnished for information of the Commission and, except for those portions thereof which are expressly incorporated by reference herein, is not "filed" as a part of this Annual Report on
           Form 10-K.) ......................................................................................
    22     Subsidiaries of Dole Food Company, Inc. ..........................................................
    23     Consent of Arthur Andersen LLP. ..................................................................

                    INDEPENDENT PUBLIC ACCOUNTANTS REPORT ON
                          FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Dole Food Company, Inc.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Dole Food Company, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 30, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the preceding index is the responsibility of the Company's management and presented for purposes of complying with the Securities and Exchange Commission's rules and not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Los Angeles, California
January 30, 1995

                                                                     SCHEDULE II

                    DOLE FOOD COMPANY, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                           ADDITIONS
                                                             BALANCE AT   CHARGED TO
                                                              BEGINNING    COSTS AND                   BALANCE AT
                                                               OF YEAR     EXPENSES    DEDUCTIONS(A)   END OF YEAR
                                                             -----------  -----------  --------------  -----------
                                                                                (IN THOUSANDS)
Year Ended December 31, 1994
  Allowance for doubtful accounts
    Trade receivables......................................   $  18,396    $  11,023     $    4,198        25,221
    Notes and other current receivables....................       9,153        2,562          1,038        10,677
    Long-term receivables..................................      19,384        5,821         11,246        13,959

Year Ended January 1, 1994
  Allowance for doubtful accounts
    Trade receivables......................................   $  15,203    $   7,733     $    4,540        18,396
    Notes and other current receivables....................       9,706        1,083          1,636         9,153
    Long-term receivables..................................      27,838        4,572         13,026        19,384

Year Ended January 2, 1993
  Allowance for doubtful accounts
    Trade receivables......................................   $  13,681    $   3,148     $    1,626        15,203
    Notes and and other current receivables................      11,974        3,031          5,299         9,706
    Long-term receivables..................................      22,401        6,633          1,196        27,838

------------------------
Note:

(A)  Write-off of uncollectible amounts.