Form 10-Q
period 1995-03-25
DOLE FOOD COMPANY INC
filed 1995-05-08
CIK 18169

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q

(mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended March 25, 1995

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ____________________

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

                                 Yes  X   No
                                     ---     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                    Shares Outstanding at April 21, 1995
    -----------------------           ------------------------------------
    Common Stock, without                            59,480,608
         par value

                            DOLE FOOD COMPANY, INC.

                                     Index


                                                                           Page
                                                                          Number
                                                                          ------

Part I.  Financial Information

  Item 1. Financial Statements

     Consolidated Statements of Income -- quarters ended
     March 25, 1995 and March 26, 1994..................................      3

     Consolidated Balance Sheets -- March 25, 1995 and
     December 31, 1994..................................................      4

     Consolidated Statements of Cash Flow -- quarters ended
     March 25, 1995 and March 26, 1994..................................      5

     Notes to Consolidated Financial Statements.........................      6

  Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations......................    7-8


Part II.  Other Information

  Item 5.  Other Information............................................      9

  Item 6.  Exhibits and Reports on Form 8-K.............................   9-10

  Signatures............................................................     11

                                    PART I.
                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                            DOLE FOOD COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                      (in 000s, except per share amounts)

                                                         Quarter Ended
                                                     ----------------------
                                                     March 25,    March 26,
                                                        1995         1994
                                                     ---------    ---------
Revenue                                               $925,348     $818,782
Cost of products sold                                  767,955      672,303
                                                      --------     --------
  Gross margin                                         157,393      146,479
Selling, marketing and administrative expenses         101,809       91,341
                                                      --------     --------
  Operating income                                      55,584       55,138

Interest expense                                       (26,921)     (18,163)
Interest income                                          2,706        2,614
Other expense - net                                       (648)        (940)
                                                      --------     --------

Income before income taxes                              30,721       38,649

Income taxes                                            (7,100)      (8,900)
                                                      --------     --------

Net income                                            $ 23,621     $ 29,749
                                                      ========     ========

Earnings per common share                             $    .40     $    .50
                                                      ========     ========

Average number of common shares outstanding             59,679       59,708
                                                      ========     ========



                See Notes to Consolidated Financial Statements.

                            DOLE FOOD COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS
                                   (in 000s)




                                                March 25,     December 31,
                                                   1995           1994
                                               (Unaudited)     (Audited)
                                               ------------   ------------
Current assets
  Cash and short-term investments               $   53,171      $   46,566
  Receivables - net                                532,211         510,221
  Inventories
     Finished products                             249,500         205,922
     Raw materials and work in progress            116,440         138,152
     Growing crop costs                             35,368          36,605
     Packing materials                              95,092          96,729
     Operating supplies and other                   87,662          80,992
  Real estate development inventory                183,114         183,492
  Prepaid expenses                                  71,527          47,320
                                                ----------      ----------
        Total current assets                     1,424,085       1,345,999

Real estate developments                           347,313         341,526
Investments                                         67,598          65,633
Property, plant and equipment - net              1,820,031       1,926,453
Long-term receivables - net                         50,212          54,487
Other assets                                       125,195         114,584
                                                ----------      ----------
                                                $3,834,434      $3,848,682
                                                ==========      ==========

Current liabilities
  Notes payable                                 $   27,925      $   50,366
  Current portion of long-term debt                  1,702           3,450
  Accounts payable and accrued liabilities         649,700         651,310
                                                ----------      ----------
        Total current liabilities                  679,327         705,126

Long-term debt                                   1,528,808       1,554,504
Deferred income taxes and other long-term
  liabilities                                      499,712         483,730
Minority interests                                  25,769          24,681
Common shareholders' equity
  Common stock                                     320,124         320,121
  Additional paid-in capital                       165,572         165,541
  Retained earnings                                652,390         634,717
  Cumulative foreign currency translation
     adjustment                                    (37,268)        (39,738)
                                                ----------      ----------
        Total common shareholders' equity        1,100,818       1,080,641
                                                ----------      ----------
                                                $3,834,434      $3,848,682
                                                ==========      ==========




                See Notes to Consolidated Financial Statements.

                            DOLE FOOD COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)
                                   (in 000s)

                                                            Quarter Ended
                                                       ---------------------
                                                       March 25,   March 26,
                                                         1995        1994
                                                       ---------   ---------
Operating activities
 Net income                                            $ 23,621    $ 29,749
 Adjustments to net income
   Depreciation and amortization                         34,547      30,734
   Equity earnings, net of distributions                   (717)       (936)
   Other                                                     54       5,362
   Change in operating assets and liabilities
     Receivables - net                                  (17,715)    (74,703)
     Inventories                                        (23,850)    (14,087)
     Prepaid expenses                                   (24,207)    (11,055)
     Real estate developments                            (2,783)     (7,478)
     Accounts payable and accrued liabilities            (1,610)     (4,668)
     Other                                               (1,981)     (7,783)
                                                       --------    --------
       Cash flow used in operations                     (14,641)    (54,865)

Investing activities
 Capital additions                                      (45,057)    (46,275)
 Proceeds from sale of property, plant
   and equipment                                        135,763         742
 Purchase price of investments and
   acquisitions, net of acquired cash                   (12,850)    (29,719)
 Other                                                     (811)       (350)
                                                       --------    --------
       Cash flow from (used in) investing
         activities                                      77,045     (75,602)

Financing activities
 Short-term repayments - net                            (22,441)     (1,672)
 Long-term (repayments) borrowings - net                (27,444)    151,101
 Cash dividends paid                                     (5,948)     (5,948)
 Other                                                       34         286
                                                       --------    --------
       Cash flow from (used in) financing
         activities                                     (55,799)    143,767
                                                       --------    --------
Increase in cash and short-term investments               6,605      13,300

Cash and short-term investments at beginning
 of period                                               46,566      37,497
                                                       --------    --------

Cash and short-term investments at end of period       $ 53,171    $ 50,797
                                                       ========    ========



                See Notes to Consolidated Financial Statements.

                            DOLE FOOD COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements of Dole Food Company, Inc. (the "Company") include all adjustments necessary to present fairly its financial position as of March 25, 1995, and its results of operations and cash flow for the quarter then ended. Interim results are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full year.

2. During the first quarter of 1995, the Company declared approximately $5.9 million of cash dividends on its common stock, representing a regular quarterly dividend of 10 cents per share. During the first quarter of 1994, the Company declared approximately $11.9 million of cash dividends on its common stock, which represented two quarterly dividends of 10 cents per share.

3. Certain prior year amounts have been reclassified to conform to the 1995 presentation.

4. The Company paid interest of $34.1 million in the first quarter of 1995 and $20.6 million for the same period in 1994. Income taxes paid (net of refunds) totaled $1.7 million and $.1 for the first quarter of 1995 and 1994, respectively.

                            DOLE FOOD COMPANY, INC.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Operating activities during the first quarter of 1995 resulted in a net cash outflow of approximately $15 million, compared to cash outflow of approximately $55 million for the first quarter of 1994. This decrease was largely due to relative improvements in receivable levels.

During the first quarter of 1995, the Company entered into an agreement with a syndicate of banks for the sale and leaseback of certain vessels including four recently constructed refrigerated vessels. This transaction generated net proceeds to the Company of approximately $133 million which was used to reduce net bank debt. The Company will lease the vessels for seven years.

At March 25, 1995, the Company had approximately $300 million of net borrowing capacity under a $1 billion credit facility which expires in 1999. The Company also borrows under uncommitted lines of credit at rates offered from time to time by various banks that may or may not be lenders under the $1 billion credit facility.

Capital expenditures for the first quarter of 1995 totaled approximately $45 million, of which $42 million was invested in the Company's food operations for various business expansions and capital improvements and a final delivery payment on the refrigerated vessels mentioned above.

During the first quarter of 1995, the Company executed a definitive agreement for Tropicana Products, Inc., owned by The Seagram Company Ltd., to purchase Dole's worldwide juice and juice beverage business for $285 million. The Company also signed a letter of intent to sell its California-based dried fruit business to Sun Diamond Growers of California, a grower cooperative, and its affiliates for approximately $100 million. Both transactions are expected to close during the second quarter of 1995.

RESULTS OF OPERATIONS
- ---------------------

Revenues for the first quarter of 1995 grew 13% to $925 million in 1995 from $819 million for the same quarter in 1994. The Company's food operations contributed approximately $94 million in revenue growth in the first quarter of 1995, primarily attributable to growth of existing product lines and the effects of new businesses acquired in the second half of 1994. Revenues for the Company's real estate operations totaled $64 million for the first quarter of 1995 compared to $51 million for the same period of 1994. The increase was due to higher residential revenues and the sale of an apartment building in Bakersfield, California.

Selling, marketing and administrative expenses for the first quarter of 1995 were higher than in the comparable quarter of the previous year primarily due to business expansions and the effects of acquired businesses.

                            DOLE FOOD COMPANY, INC.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)
- ---------------------------------

Operating income for the Company's food operations, net of corporate general and administrative expenses, increased to $54.6 million in the first quarter of 1995 from $50.5 million for the same period in 1994. Results for the fresh vegetable operations were higher in the first quarter of 1995 compared to the first quarter of 1994 reflecting strong earnings from lettuce and celery due to improved market conditions, as well as expansion in the value-added pre-cut salad and vegetable businesses. The fresh vegetable operations recorded a one-time charge of $2.9 million for lost production and costs associated with restoring acreage damaged during the March 1995 California floods. Results were also higher for processed pineapple versus the comparable quarter of last year. Partially offsetting these improvements were lower results from the Pacific Rim banana market. Overall results for the Company's food operations were favorably impacted by the strengthening yen and deutschemark in the first quarter of 1995.

Operating income for the Company's real estate operations totaled $7.5 million for the first quarter of 1995 compared to $12.2 million for the same period of 1994, primarily due to a change in the overall sales mix of the Company's Hawaiian residential operation. The Company is experiencing a decline in sales activity as a result of the soft Hawaiian economy.

The Lana'i resorts operations reported improved occupancy rates resulting in a reduced first quarter operating loss before depreciation of $2.1 million in 1995 as compared to a $3.4 million loss in 1994. Depreciation expense was $4.4 million and $4.2 million for 1995 and 1994, respectively.

Interest expense, net of interest income and capitalized interest, increased to $24.2 million for the first quarter of 1995 from $15.5 million in 1994, as a result of higher average debt levels and interest rates.

                          PART II. OTHER INFORMATION

                            DOLE FOOD COMPANY, INC.

Item 5.  Other Information

During the first quarter of 1995, the Company executed a definitive agreement for Tropicana Products, Inc., owned by The Seagram Company Ltd., to purchase Dole's worldwide juice and juice beverage business for $285 million. The Company also signed a letter of intent to sell its California-based dried fruit business to Sun Diamond Growers of California, a grower cooperative, and its affiliates for approximately $100 million. Both transactions are expected to close during the second quarter of 1995.

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits:

        Exhibit                                                Page
          No.                                                 Number
        -------                                               ------

         10.1    Stock and Asset Purchase Agreement between
                 Tropicana Products, Inc., as Buyer and Dole
                 Food Company, Inc., as Seller, dated as of March 24, 1995.

         11      Computations of earnings per common share      10

         27      Financial data schedule

   (b) No reports on Form 8-K were filed for the quarter ended March 25, 1995.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            DOLE FOOD COMPANY, INC.
                                                  Registrant



May 8, 1995                                 By   /s/ MICHAEL S. KARSNER
                                               ----------------------------
                                                    Michael S. Karsner
                                               Vice President - Treasurer
                                               and Chief Financial Officer



                                            By   /s/ PATRICIA A. MCKAY
                                               ----------------------------
                                                     Patricia A. McKay
                                                 Vice President - Finance
                                                      and Controller