Form 10-Q
period 1995-06-17
DOLE FOOD COMPANY INC
filed 1995-07-31
CIK 18169

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(mark one)

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES AND EXCHANGE ACT OF 1934

       For the quarterly period ended June 17, 1995

                                      OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                    to
                                      -------------------  --------------------
Commission File Number 1-4455

                            DOLE FOOD COMPANY, INC.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               HAWAII                                      99-0035300
- ----------------------------------------      --------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)



                             31355 Oak Crest Drive
                      Westlake Village, California 91361
- ------------------------------------------------------------------------------
             (Address of principal executive offices and zip code)

                                (818) 879-6600
- ------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No
                                     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                         Shares Outstanding at July 14, 1995
- -----------------------      ---------------------------------------------------
Common Stock, without                                   59,785,685
      par value

                            DOLE FOOD COMPANY, INC.

                                     Index


                                                                   Page
                                                                  Number
                                                                  ------
Part I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Statements of Income -- quarters and
           half years ended June 17, 1995 and June 18, 1994.....   3-4

           Consolidated Balance Sheets -- June 17, 1995 and
           December 31, 1994....................................     5

           Consolidated Statements of Cash Flow -- half years
           ended June 17, 1995 and June 18, 1994................     6

           Notes to Consolidated Financial Statements...........     7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations......    8-10


Part II.  Other Information

  Item 4.  Submission of Matters to a Vote of Security
           Holders............................................      11

  Item 5.  Other Information..................................      11

  Item 6.  Exhibits and Reports on Form 8-K...................   11-13

  Signatures..................................................      14


                                    PART I.
                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                            DOLE FOOD COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                      (in 000s, except per share amounts)

                                                       Quarter Ended
                                                  ------------------------
                                                   June 17,      June 18,
                                                    1995           1994
                                                  -----------   ----------
Revenue                                           $1,152,001     $986,462
Cost of products sold                                954,515      818,868
                                                  ----------     --------
  Gross margin                                       197,486      167,594
Selling, marketing and administrative
   expenses                                          114,557      103,348
                                                  ----------     --------
  Operating income                                    82,929       64,246

Interest expense                                     (23,537)     (19,322)
Interest income                                        1,581        2,644
Other expense - net                                   (2,966)      (1,215)
Net gain on assets sold or held for disposal          61,655            -
                                                  ----------     --------

Income before income taxes                           119,662       46,353

Income taxes                                         (41,000)     (10,700)
                                                  ----------     --------

Net income                                        $   78,662     $ 35,653
                                                  ==========     ========

Earnings per common share                         $     1.32     $    .60
                                                  ==========     ========

Average number of common shares outstanding           59,698       59,679
                                                  ==========     ========

                See Notes to Consolidated Financial Statements.

                            DOLE FOOD COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                      (in 000s, except per share amounts)

                                                       Half Year Ended
                                                  -------------------------
                                                   June 17,      June 18,
                                                     1995          1994
                                                  -----------   -----------
Revenue                                           $2,077,349    $1,804,929
Cost of products sold                              1,722,470     1,490,856
                                                  ----------    ----------
  Gross margin                                       354,879       314,073
Selling, marketing and administrative
   expenses                                          216,366       194,689
                                                  ----------    ----------
  Operating income                                   138,513       119,384

Interest expense                                     (50,458)      (37,485)
Interest income                                        4,287         5,258
Other expense - net                                   (3,614)       (2,155)
Net gain on assets sold or held for disposal          61,655             -
                                                  ----------    ----------

Income before income taxes                           150,383        85,002

Income taxes                                         (48,100)      (19,600)
                                                  ----------    ----------

Net income                                        $  102,283    $   65,402
                                                  ==========    ==========

Earnings per common share                         $     1.71    $     1.10
                                                  ==========    ==========

Average number of common shares outstanding           59,705        59,704
                                                  ==========    ==========

                See Notes to Consolidated Financial Statements.

                            DOLE FOOD COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS
                                   (in 000s)

                                                 June 17,     December 31,
                                                   1995           1994
                                               (Unaudited)     (Audited)
                                               ------------   ------------

Current assets
 Cash and short-term investments                $   51,590      $   46,566
 Receivables - net                                 551,185         510,221
 Inventories
  Finished products                                198,409         205,922
  Raw materials and work in progress                73,390         138,152
  Growing crop costs                                37,508          36,605
  Packing materials                                106,356          96,729
  Operating supplies and other                      95,698          80,992
Real estate development inventory                  174,043         183,492
 Prepaid expenses                                   51,626          47,320
                                                ----------      ----------
    Total current assets                         1,339,805       1,345,999

Real estate developments                           350,135         341,526
Investments                                         65,632          65,633
Property, plant and equipment - net              1,684,893       1,926,453
Long-term receivables - net                         52,764          54,487
Other assets                                        91,710         114,584
                                                ----------      ----------
                                                $3,584,939      $3,848,682
                                                ==========      ==========

Current liabilities
 Notes payable                                  $    9,216      $   50,366
 Current portion of long-term debt                   1,330           3,450
 Accounts payable and accrued liabilities          748,049         651,310
                                                ----------      ----------
    Total current liabilities                      758,595         705,126

Long-term debt                                   1,108,711       1,554,504
Deferred income taxes and other long-term
 liabilities                                       509,372         483,730
Minority interests                                  26,769          24,681
Common shareholders' equity
 Common stock                                      320,128         320,121
 Additional paid-in capital                        165,712         165,541
 Retained earnings                                 731,051         634,717
 Cumulative foreign currency translation
  adjustment                                       (35,399)        (39,738)
                                                ----------      ----------
    Total common shareholders' equity            1,181,492       1,080,641
                                                ----------      ----------
                                                $3,584,939      $3,848,682
                                                ==========      ==========

                See Notes to Consolidated Financial Statements.

                            DOLE FOOD COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)
                                   (in 000s)

                                                         Half Year Ended
                                                      ----------------------
                                                       June 17,    June 18,
                                                         1995        1994
                                                      ---------    ---------
Operating activities
 Net income                                           $ 102,283    $  65,402
 Adjustments to net income
  Depreciation and amortization                          70,919       64,018
  Equity earnings, net of distributions                    (921)      (1,488)
  Net gain on assets sold or held
   for disposal                                         (61,655)           -
  Provision for deferred income taxes                    14,549          489
  Other                                                     969         (231)
  Change in operating assets and liabilities
    Receivables - net                                   (12,769)     (84,950)
    Inventories                                              23       35,982
    Prepaid expenses                                    (14,212)     (11,506)
    Real estate developments                              3,322      (29,581)
    Accounts payable and accrued liabilities            111,795        2,986
    Other                                                (5,135)     (13,179)
                                                      ---------    ---------
      Cash flow from operations                         209,168       27,942

Investing activities
 Capital additions                                      (62,445)    (103,181)
 Proceeds from sales of businesses and assets           376,703        3,723
 Purchase price of investments and
  acquisitions (net of acquired cash)                   (17,022)     (56,968)
 Other                                                      735         (621)
                                                      ---------    ---------
   Cash flow from (used by) investing
    activities                                          297,971     (157,047)

Financing activities
 Short-term borrowings (repayments) - net               (41,661)      13,266
 Long-term borrowings (repayments) - net               (448,735)     143,163
 Cash dividends paid                                    (11,897)     (11,895)
 Other                                                      178          350
                                                      ---------    ---------
    Cash flow from (used by) financing
     activities                                        (502,115)     144,884
                                                      ---------    ---------
Increase in cash and short-term investments               5,024       15,779
Cash and short-term investments at beginning
 of period                                               46,566       37,497
                                                      ---------    ---------
Cash and short-term investments at end of period      $  51,590    $  53,276
                                                      =========    =========

                See Notes to Consolidated Financial Statements.

                            DOLE FOOD COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements of Dole Food Company, Inc. (the "Company") include all adjustments necessary to present fairly its financial position as of June 17, 1995, its results of operations for the quarter and half year then ended, and cash flows for the half year then ended. Interim results are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full year.

2. During the first half of 1995, the Company declared approximately $5.9 million of cash dividends on its common stock, representing the regular second quarterly dividend of 10 cents per share. During the first half of 1994, the Company declared approximately $11.9 million of cash dividends on its common stock, which represented the regular first and second quarterly dividends of 10 cents per share.

3. Certain prior year amounts have been reclassified to conform to the 1995 presentation.

4. The Company paid interest of $60 million in the first half of 1995 and $40.3 million for the same period in 1994. Income taxes paid (net of refunds) totaled $9.9 million and $3.5 million for the first halves of 1995 and 1994, respectively.

5. On May 19, 1995, the Company completed the sale of its worldwide juice and juice beverage business, resulting in initial net proceeds of approximately $233 million and a pretax gain of approximately $145 million. In addition, during the second quarter of 1995, the Company began to implement its plans to sell certain of its agricultural properties and other assets which have generated low returns. The book value of the assets to be sold exceeded the estimated fair value less costs to sell, resulting in an adjustment of $83.3 million. The resulting net pretax gain of $61.7 million was recorded in the 1995 second quarter.

                            DOLE FOOD COMPANY, INC.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Operating activities for the first half of 1995 generated approximately $209 million of positive cash flow, an increase of $181 million from $28 million for the first half of 1994, primarily due to significantly improved net working capital.

During the first half of 1995, the Company reduced net bank debt through a combination of higher cash flow from operations and proceeds generated primarily from the two transactions described below.

During the first quarter of 1995, the Company entered into an agreement with a syndicate of banks for the sale and leaseback of certain vessels including four recently constructed refrigerated vessels. This transaction generated net proceeds to the Company of approximately $133 million. The Company will lease the vessels for seven years.

In addition, on May 19, 1995, the Company completed the sale of its worldwide juice and juice beverage business. Net proceeds of approximately $233 million were based upon a preliminary balance sheet. The Company expects to receive additional proceeds based upon the final closing balance sheet.

At June 17, 1995, the Company had approximately $675 million of net borrowing capacity under a $1 billion credit facility which expires in 1999. The Company also borrows under uncommitted lines of credit at rates offered from time to time by various banks that may or may not be lenders under the $1 billion credit facility.

Capital expenditures for the first half of 1995 totaled approximately $62 million, of which $57 million was invested in the Company's food operations for various business expansions and capital improvements and a final delivery payment on the refrigerated vessels mentioned above.

RESULTS OF OPERATIONS
- ---------------------

Revenues increased 15% over the prior year, from $1.80 billion for the first half of 1994 to $2.08 billion for the first half of 1995. Second quarter revenue grew 17%, from $986 million in 1994 to $1.15 billion in 1995. The Company's food operations contributed approximately $245 million of higher revenue for the first half and $151 million for the second quarter, primarily attributable to growth in existing product lines and temporary market conditions for the fresh vegetable business resulting from the March 1995 California floods.

                            DOLE FOOD COMPANY, INC.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)
- ---------------------------------

Revenues for the Company's real estate operations totaled $137 million and $111 million for the first halves of 1995 and 1994, respectively, and $73 million and $59 million for the second quarters of 1995 and 1994, respectively. The increases were primarily due to higher number of residential unit sales, and for the first half of 1995, the sale of an apartment building in Bakersfield, California.

Selling, marketing and administrative expenses increased $22 million for the first half of 1995 compared to the same period of 1994, and $11 million for the second quarter of 1995 compared to the second quarter of 1994, primarily due to business expansions.

Operating income for the Company's food operations, net of corporate general and administrative expenses, increased to $130.8 million for the first half of 1995 compared to $109.0 million in 1994. For the second quarter of 1995, operating income from food operations, net of corporate general and administrative expenses, totaled $76.2 million compared to $58.5 million in 1994. Higher earnings in the first half and second quarter of 1995 over the prior year were primarily related to the fresh vegetable business which profited from temporary market conditions resulting from the March 1995 California floods. The processed pineapple and the value-added pre-cut salad businesses also posted improved results in 1995, partially offset by lower results for dried fruit and nuts. In addition, during the second quarter of 1995, the strengthening Pacific Rim banana market resulted in higher earnings over the prior year. Overall results for the Company's food operations were favorably impacted by the strengthening yen and deutschemark during the first half of 1995.

Operating income for the Company's real estate operations totaled $21.3 million for the first half of 1995 compared to $26.4 million for the same period of 1994. Second quarter operating income totaled $13.8 million and $14.1 million for 1995 and 1994, respectively. The decreases in 1995 results were primarily due to a change in the overall sales mix of the Company's Hawaiian residential operation and the soft Hawaiian economy.

The Lana'i resorts operations continued to report improved occupancy rates, resulting in a reduced operating loss for the first half of 1995 of $13.6 million compared to $16.0 million for the same period in 1994. Operating loss was $7.1 million for the second quarter of 1995 and $8.4 million for the comparable quarter of 1994.

Interest expense, net of interest income and capitalized interest, increased to $46.2 million for the first half of 1995 from $32.2 million in 1994, as a result of higher interest rates and higher average borrowing levels.

                            DOLE FOOD COMPANY, INC.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)
- ---------------------------------

During the second quarter of 1995, the sale of the Company's worldwide juice and juice beverage business was completed, resulting in a pretax gain of approximately $145.0 million. Revenues related to this business totaled approximately $300 million in 1994. In addition, during the second quarter of 1995, the Company began to implement its plans to sell certain of its agricultural properties and other assets which have generated low returns.
Sales agreements have been entered into with respect to certain assets, and sales efforts are proceeding with respect to the others. The book value of the assets to be sold exceeded the estimated fair value less costs to sell, resulting in an adjustment of $83.3 million in the 1995 second quarter. The gain on the sale of the beverage business, net of adjustments related to the planned disposal of assets, resulted in a net pretax gain of $61.7 million and an increase in the Company's estimated 1995 annualized income tax rate from 23% to 32%. The sale of the juice business and the planned sale of agricultural properties and other assets are not expected to have a significant impact on the Company's continuing operating income levels.

                          PART II. OTHER INFORMATION

                            DOLE FOOD COMPANY, INC.

Item 4.  Submission of Matters to a Vote of Security Holders

Dole Food Company, Inc. held its Annual Meeting of Stockholders (the "Meeting") on May 11, 1995, at which the Company's stockholders voted: (1) to elect the nominated slate of seven directors, each to serve until the next meeting and until his or her successor has been duly elected and qualified: Elaine L. Chao, Mike Curb, David A. DeLorenzo, Richard M. Ferry, James F. Gary, Frank J. Hata and David H. Murdock; (2) to approve the Company's Non-Employee Directors Stock Option Plan and (3) to elect Arthur Andersen LLP as the Company's independent public accountants and auditors for the 1995 fiscal year.

Holders of record of the Company's common stock as of March 24, 1995 were entitled to vote at the Meeting. On March 24, 1995, there were 59,480,608 shares of common stock outstanding and entitled to vote and 53,038,748 of such shares were represented at the Meeting. Each of the directors received at least 98.7% of the shares cast in favor of his or her election. The shares cast for each director are as follows: Elaine L. Chao: 52,416,642 shares for and 622,106 shares withheld; Mike Curb: 52,445,853 shares for and 592,895 shares withheld; David A. DeLorenzo: 52,378,747 shares for and 660,001 shares withheld; Richard
M. Ferry: 52,458,275 shares for and 580,473 shares withheld; James F. Gary:
52,446,560 shares for and 592,188 shares withheld; Frank J. Hata: 52,448,815 shares for and 589,933 shares withheld; and David H. Murdock: 52,362,114 shares for and 676,634 shares withheld. With respect to the Non-Employee Directors Stock Option Plan, the shares cast were 49,553,873 shares for, 3,185,625 shares against, and 299,250 shares in abstention. With respect to the election of Arthur Andersen LLP, the shares cast were 52,829,003 shares for, 119,468 shares against, and 90,277 shares in abstention.

Item 5.  Other Information

As previously announced, during the second quarter of 1995, the Company discontinued discussions to sell its California based dried fruit business to Sun-Diamond Growers of California.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits:

       Exhibit                                                    Page
          No.                                                    Number
        ------                                                   ------

          11   Computations of earnings per common share          12-13

          27   Financial data schedule

   (b) No reports on Form 8-K were filed for the quarter ended June 17, 1995.

                                                            EXHIBIT 11

                            DOLE FOOD COMPANY, INC.
                   Computations of Earnings per Common Share
                                  (Unaudited)
                      (in 000s, except per share amounts)


                                                            Quarter Ended
                                                         --------------------
                                                          June 17,   June 18,
                                                            1995       1994
                                                         ---------  ---------
PRIMARY
 Net income applicable to common shares........           $78,662    $35,653
                                                          =======    =======

 Average number of common shares outstanding
   during the period                                       59,482     59,468
   Add:
   Shares issuable upon exercise of stock
    options at average prices during the
    period.....................................               216        211
                                                          -------    -------
       Total primary shares                                59,698     59,679
                                                          =======    =======

Primary earnings per common share                         $  1.32    $   .60
                                                          =======    =======

FULLY DILUTED
 Net income applicable to common shares
  and dilutive securities......................           $78,662    $35,653
                                                          =======    =======

 Average number of common shares outstanding
  during the period                                        59,482     59,468
  Add:
   Shares issuable upon exercise of stock
     options at higher of average prices
     or end of period prices...................               216        211
                                                          -------    -------
       Total fully diluted shares                          59,698     59,679
                                                          =======    =======

Fully diluted earnings per common share                   $  1.32    $   .60
                                                          =======    =======

                                                                      EXHIBIT 11
                                                                     (Continued)
                            DOLE FOOD COMPANY, INC.
                   Computations of Earnings per Common Share
                                  (Unaudited)
                      (in 000s, except per share amounts)


                                                               Half Year Ended
                                                             --------------------
                                                             June 17,    June 18,
                                                               1995        1994
                                                             ---------   --------
PRIMARY
 Net income applicable to common shares........               $102,283    $65,402
                                                              ========    =======

 Average number of common shares outstanding
   during the period                                            59,481     59,466
   Add:
   Shares issuable upon exercise of stock
    options at average prices during the
    period.....................................                    224        238
                                                              --------    -------
        Total primary shares                                    59,705     59,704
                                                              ========    =======

Primary earnings per common share                             $   1.71    $  1.10
                                                              ========    =======

FULLY DILUTED
 Net income applicable to common shares
  and dilutive securities......................               $102,283    $65,402
                                                              ========    =======

 Average number of common shares outstanding
  during the period                                             59,481     59,466
  Add:
   Shares issuable upon exercise of stock
    options at higher of average prices
    or end of period prices....................                    245        238
                                                              --------    -------
         Total fully diluted shares                             59,726     59,704
                                                              ========    =======

Fully diluted earnings per common share                       $   1.71    $  1.10
                                                              ========    =======

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              DOLE FOOD COMPANY, INC.
                                                    Registrant



July 31, 1995                           By    /s/ MICHAEL S. KARSNER
                                           -------------------------------
                                                  Michael S. Karsner
                                              Vice President - Treasurer
                                             and Chief Financial Officer

                                        By    /s/ PATRICIA A. MCKAY
                                           -------------------------------
                                                  Patricia A. McKay
                                               Vice President - Finance
                                                    and Controller