Form 10-Q
period 1995-10-07
DOLE FOOD COMPANY INC
filed 1995-11-21
CIK 18169

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(mark one)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended October 7, 1995

                                    OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________to ____________

Commission File Number 1-4455

                            DOLE FOOD COMPANY, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          HAWAII                                        99-0035300
-------------------------------                     -------------------
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

                                 Yes  X   No ___
                                     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                         Shares Outstanding at November 7, 1995
-----------------------              --------------------------------------
Common Stock, without                              59,833,187
      par value

                            DOLE FOOD COMPANY, INC.

                                     Index

                                                                            Page
                                                                           Number
                                                                           ------

Part I.  Financial Information

   Item 1.     Financial Statements

         Consolidated Statements of Income -- quarter and
         three quarters ended October 7, 1995 and
         October 8, 1994..........................................           3-4

         Consolidated Balance Sheets -- October 7, 1995 and
         December 31, 1994........................................             5

         Consolidated Statements of Cash Flow -- three quarters
         ended October 7, 1995 and October 8, 1994................             6

         Notes to Consolidated Financial Statements...............           7-9

  Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations............          10-12

Part II.  Other Information

  Item 1.  Legal Proceedings                                                 13

  Item 6.  Exhibits and Reports on Form 8-K.......................         14-15

  Signatures......................................................           16


                                    PART I.
                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                            DOLE FOOD COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                      (in 000s, except per share amounts)

                                                                Quarter Ended
                                                          --------------------------
                                                          October 7,      October 8,
                                                             1995            1994
                                                          -----------     ----------

Revenue                                                   $1,048,594      $992,444
Cost of products sold                                        899,838       853,811
                                                          ----------      --------
 Gross margin                                                148,756       138,633
Selling, marketing and administrative
  expenses                                                   106,596       118,478
                                                          ----------      --------
 Operating income                                             42,160        20,155

Interest expense                                             (20,834)      (24,535)
Interest income                                                2,333         2,741
Other expense - net                                           (2,681)       (3,767)
                                                          ----------      --------

Income (loss) from continuing operations
 before income taxes                                          20,978        (5,406)

Income taxes                                                  (6,700)        3,400
                                                          ----------      --------

Income (loss) from continuing operations                      14,278        (2,006)
                                                          ----------      --------

Discontinued operations:
 Income from discontinued operations,
   net of income taxes of $1,208 and $3,700                    1,736         3,291
Distribution expenses, net of income taxes
   of $2,050                                                  (2,950)            -
Cumulative effect of accounting change,
   net of income taxes of $82,000                           (118,000)            -
                                                          ----------      --------

Income (loss) from discontinued operations                  (119,214)        3,291
                                                          ----------      --------

Net income (loss)                                         $ (104,936)     $  1,285
                                                          ==========      ========

Earnings (loss) per common share:
 Continuing operations                                    $     0.24      $  (0.03)
 Discontinued operations                                       (1.99)         0.05
                                                          ----------      --------

Net income (loss) per common share                        $    (1.75)     $    .02
                                                          ==========      ========

Average number of common shares outstanding                   59,834        59,692
                                                          ==========      ========

                See Notes to Consolidated Financial Statements.

                            DOLE FOOD COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                      (in 000s, except per share amounts)

                                                    Three Quarters Ended
                                                  -------------------------
                                                  October 7,    October 8,
                                                     1995          1994
                                                  -----------   -----------
Revenue                                           $2,966,532    $2,664,494
Cost of products sold                              2,483,604     2,236,629
                                                  ----------    ----------
  Gross margin                                       482,928       427,865
Selling, marketing and administrative
   expenses                                          309,808       298,263
                                                  ----------    ----------
  Operating income                                   173,120       129,602

Interest expense                                     (65,697)      (56,583)
Interest income                                        5,517         7,285
Other expense - net                                   (6,651)       (3,663)
Net gain on assets sold or held for disposal          61,655             -
                                                  ----------    ----------
Income from continuing operations
  before income taxes                                167,944        76,641

Income taxes                                         (53,400)      (15,800)
                                                  ----------    ----------
Income from continuing operations                    114,544        60,841
                                                  ----------    ----------

Discontinued operations:
  Income from discontinued operations,
    net of income taxes of $2,608 and $4,100           3,753         5,846
  Distribution expenses, net of income taxes
    of $2,050                                         (2,950)            -
  Cumulative effect of accounting change,
    net of income taxes of $82,000                  (118,000)            -
                                                  ----------    ----------
Income (loss) from discontinued operations          (117,197)        5,846
                                                  ----------    ----------
Net income (loss)                                 $   (2,653)   $   66,687
                                                  ==========    ==========

Earnings (loss) per common share:
  Continuing operations                           $     1.92    $     1.02
  Discontinued operations                              (1.96)          .10
                                                  ----------    ----------
Net income (loss) per common share                $    (0.04)   $     1.12
                                                  ==========    ==========
Average number of common shares outstanding           59,741        59,696
                                                  ==========    ==========

                See Notes to Consolidated Financial Statements.

                            DOLE FOOD COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS
                                   (in 000s)

                                                 October 7,    December 31,
                                                    1995           1994
                                                (Unaudited)     (Audited)
                                                ------------   ------------

Current assets
  Cash and short-term investments                $   31,186     $   45,162
  Receivables - net                                 476,660        494,755
  Inventories
    Finished products                               171,626        205,462
    Raw materials and work in progress               99,876        135,850
    Growing crop costs                               35,301         36,605
    Packing materials                               113,230         96,729
    Operating supplies and other                     85,738         77,877
  Prepaid expenses                                   46,738         46,569
                                                 ----------     ----------
      Total current assets                        1,060,355      1,139,009

Investments                                          59,110         58,683
Property, plant and equipment - net               1,018,422      1,273,545
Long-term receivables - net                          23,643         38,763
Other assets                                        112,209        108,917
Net assets held for distribution                    962,960      1,065,702
                                                 ----------     ----------
                                                 $3,236,699     $3,684,619
                                                 ==========     ==========

Current liabilities
  Notes payable                                  $   15,373     $   50,366
  Current portion of long-term debt                   1,616          3,450
  Accounts payable and accrued liabilities          648,772        590,450
                                                 ----------     ----------
      Total current liabilities                     665,761        644,266

Long-term debt                                    1,098,286      1,554,504
Deferred income taxes and other long-term
  liabilities                                       381,005        380,527
Minority interests                                   26,639         24,681
Common shareholders' equity
  Common stock                                      320,460        320,121
  Additional paid-in capital                        169,532        165,541
  Retained earnings                                 614,151        634,717
  Cumulative foreign currency translation
    adjustment                                      (39,135)       (39,738)
                                                 ----------     ----------
      Total common shareholders' equity           1,065,008      1,080,641
                                                 ----------     ----------
                                                 $3,236,699     $3,684,619
                                                 ==========     ==========

                See Notes to Consolidated Financial Statements.

                            DOLE FOOD COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)
                                   (in 000s)

                                                       Three Quarters Ended
                                                      -----------------------
                                                       October 7,  October 8,
                                                          1995        1994
                                                      -----------  ----------
Operating activities
  Income from continuing operations                   $ 114,544    $  60,841
  Adjustments to continuing operations
    Depreciation and amortization                        92,706       89,690
    Equity earnings, net of distributions                (1,551)        (428)
    Net gain on assets sold or held
     for disposal                                       (61,655)           -
    Provision for deferred income taxes                   6,800       18,191
    Change in operating assets and liabilities
      Receivables - net                                  59,687      (75,918)
      Inventories                                          (308)      63,839
      Prepaid expenses                                  (10,075)      (8,084)
      Accounts payable and accrued liabilities           67,396      (19,293)
      Other                                             (51,830)     (40,096)
                                                      ---------    ---------
 Cash flow from operating activities from
  continuing operations                                 215,714       88,742
 Cash flow used by operating activities
  from discontinued operations                           (5,031)     (46,801)
                                                      ---------    ---------
        Cash flow from operating activities             210,683       41,941

Investing activities
  Capital additions                                     (73,981)    (152,267)
  Proceeds from sales of businesses and assets          383,799        3,594
  Purchases of investments and acquisitions             (21,514)     (47,202)
  Other                                                   4,384        1,637
                                                      ---------    ---------
  Cash flow from (used by) investing activities
    from continuing operations                          292,688     (194,238)
  Cash flow used by investing activities
    from discontinued operations                         (8,576)     (67,236)
                                                      ---------    ---------
        Cash flow from (used by) investing
          activities                                    284,112     (261,474)

Financing activities
  Short-term repayments - net                           (35,504)     (16,753)
  Long-term borrowings (repayments) - net              (458,874)     235,961
  Cash dividends paid                                   (17,875)     (17,843)
  Other                                                   4,330          568
                                                      ---------    ---------
  Cash flow (used by) from financing activities
    from continuing operations                         (507,923)     201,933
  Cash flow (used by) from financing activities
    from discontinued operations                           (848)      32,618
                                                      ---------    ---------
        Cash flow (used by) from financing
          activities                                   (508,771)     234,551
                                                      ---------    ---------
  (Decrease) increase in cash and short-term
    investments                                         (13,976)      15,018
  Cash and short-term investments at beginning
    of period                                            45,162       34,053
                                                      ---------    ---------

  Cash and short-term investments at end of period    $  31,186    $  49,071
                                                      =========    =========

                See Notes to Consolidated Financial Statements.

                            DOLE FOOD COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. In the opinion of management, the accompanying unaudited consolidated financial statements of Dole Food Company, Inc. (the "Company") include all adjustments necessary to present fairly its financial position as of October 7, 1995, its results of operations for the quarter and three quarters then ended, and cash flows for the three quarters then ended. Interim results are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full year.

2. During the first three quarters of 1995, the Company declared approximately $17.9 million of cash dividends on its common stock, which represented the regular second, third and fourth quarterly dividends. Dividends paid in 1995 totaled approximately $17.9 million and represented the regular first, second and third quarterly dividends of 1995.

    The Company declared and paid approximately $17.8 million of cash dividends on its common stock, during the first three quarters of 1994, which represented the regular first, second and third quarterly dividends. All dividends in 1995 and 1994 were at a rate of 10 cents per share.

3. The Company paid interest of $87.8 million in the first three quarters of 1995 and $68.3 million for the same period in 1994. Income taxes paid (refunded) totaled $43.7 million and ($1.0) million for the first three quarters of 1995 and 1994, respectively.

4. On May 19, 1995, the Company completed the sale of its worldwide juice and juice beverage business, resulting in initial net proceeds of approximately $233 million and a pretax gain of approximately $145 million. The Company received in early November, additional proceeds of approximately $37 million based upon the final closing balance sheet. In addition, during the second quarter of 1995, the Company began to implement its plans to sell certain of its agricultural properties and other assets which have generated low returns. The book value of the assets to be sold exceeded the estimated fair value less costs to sell, resulting in an adjustment of $83.3 million. The resulting net pretax gain of $61.7 million was recorded in the second quarter of 1995.

5. In October, 1995, the Company formalized a plan to separate its real estate and resorts business from its food business. On October 16, 1995, Castle & Cooke, Inc. ("Castle"), the newly formed real estate and resorts entity, filed a Registration Statement on Form 10 with the Securities and Exchange Commission. Each company shareholder of record will receive one share of Castle common stock for every three shares of the Company's common stock as a dividend. The

                            DOLE FOOD COMPANY, INC.

                                  (Unaudited)

    dividend will be taxable to such shareholders only if and to the extent that the Company has current earnings and profits for 1995 or accumulated earnings and profits as of the distribution date. The Company's current tax projections indicate that the distribution will not be taxable as a dividend to its shareholders. The distribution is expected to occur on or before December 30, 1995.

    Under the plan of distribution, the Company will transfer approximately $950 million of net assets to Castle and in partial consideration therefore the Company will receive a combination of preferred stock and notes of $245 million. As a result of the distribution and the write-down, described in
    Note 6, the Company's shareholders' equity will be reduced by approximately $650 million, of which $118 million has been reflected in the third quarter of 1995.

    In connection with this plan of distribution, the operating results of the real estate and resorts business have been accounted for as discontinued operations. The 1994 consolidated financial statements have been restated to conform with the 1995 presentation.

    Revenues of the real estate and resorts business for the first three quarters of 1995 and 1994 were $249 million and $223 million, respectively. The real estate and resorts business revenues for the third quarter 1995 and 1994 were $89 million and $90 million, respectively. Income from discontinued operations reflects an allocation of the Company's overall interest costs based on the amounts of cash and interest bearing notes expected to be received by the Company upon distribution. Net assets held for distribution consist primarily of receivables, real estate developments, property and equipment, accounts payable and accrued liabilities.

6. As of October 7, 1995, the Company, in conjunction with the distribution and the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," reviewed its various long-lived assets, including its real estate developments. This statement requires that expected future cash flows (undiscounted and without interest charges) from long-lived assets be compared to their carrying amount and any identified impairment loss, as defined by the statement, be recognized. The Company's analysis indicated that the investment in the resort hotels and certain other residential real estate developments had been impaired, as defined by this statement. These impairments resulted, in part, from a prolonged decline in Hawaiian tourism and the slow recovery in the overall homebuilding market, especially in California.

                            DOLE FOOD COMPANY, INC.

                                  (Unaudited)

    An impairment pretax loss of $200 million ($118 million after tax) was recorded as a part of discontinued operations ("Cumulative effect of accounting change") in the accompanying statements of income for the quarter and three quarters ended October 7, 1995 for the difference between the carrying value and the fair value of such assets. The fair value of the resort hotels and the other real estate developments was based upon a combination of discounted cash flow projections, appraisals and comparable independent sales for similar assets.

                            DOLE FOOD COMPANY, INC.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Operating activities from continuing operations for the first three quarters of 1995 generated approximately $216 million of positive cash flow, an increase of $127 million from $89 million for the first three quarters of 1994, primarily due to significant net working capital changes effected by the sale of the worldwide juice and juice beverage business in the second quarter of 1995 and improved operating results.

During the first three quarters of 1995, the Company reduced net bank debt through a combination of higher cash flow from operations and proceeds generated primarily from the two transactions described below.

During the first quarter of 1995, the Company entered into an agreement with a syndicate of banks for the sale and leaseback of certain vessels including four recently constructed refrigerated vessels. This transaction generated net proceeds to the Company of approximately $133 million. The Company will lease the vessels for seven years.

In addition, on May 19, 1995, the Company completed the sale of its worldwide juice and juice beverage business. Net proceeds of approximately $233 million were based upon a preliminary balance sheet. The Company received in early November, additional proceeds of approximately $37 million based upon the final closing balance sheet.

At October 7, 1995, the Company had approximately $667 million of net borrowing capacity under a $1 billion credit facility which expires in 1999. The Company also borrows under uncommitted lines of credit at rates offered from time to time by various banks that may or may not be lenders under the $1 billion credit facility.

Capital expenditures for continuing operations for the first three quarters of 1995 totaled approximately $74 million, and was invested in various business expansions and capital improvements.

In October, 1995, the Company initiated a formal plan to separate its real estate and resorts business from its food business, in a pro rata taxable distribution to the Company's shareholders. The distribution is expected to occur on or before December 30, 1995. As partial consideration for the Company's real estate and resorts business the Company will receive a $200 million interim note due within 90 days from the date of distribution and a $10 million term note due five years from the date of distribution. Additional consideration will include issuance to the Company of 3,500 shares of cumulative preferred stock with an aggregate liquidation value of $35 million. The Company intends to sell the cumulative preferred stock to third parties for $35 million within ninety days from the date of the distribution. The Company expects to use the cash proceeds from the interim note and the preferred stock to repay outstanding bank indebtedness.

                            DOLE FOOD COMPANY, INC.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Revenues from continuing operations increased 11% over the prior year, from $2.7 billion for the first three quarters of 1994 to $3.0 billion for the first three quarters of 1995. Third quarter revenue grew 6%, from $992 million in 1994 to $1.05 billion in 1995, and increased 16% compared to the third quarter of 1994, excluding revenues from the recently sold worldwide juice and juice beverage business. Growth in existing product lines, increases in worldwide banana revenues, and temporary market conditions for the fresh vegetable business resulting from the March 1995 California floods are primarily attributable for the increases in revenue.

Selling, marketing and administrative expenses from continuing operations was $310 million or 10% of sales for the first three quarters of 1995 compared to $298 million or 11% of sales for the first three quarters of 1994, primarily due to business expansions offset by the sale of the worldwide juice and juice beverage business in the second quarter of 1995. Selling, marketing and administrative expenses from continuing operations decreased $12 million for the third quarter of 1995 compared to the third quarter of 1994, primarily as a result of the sale of the worldwide juice and juice beverage business.

Operating income from continuing operations increased to $173.1 million for the first three quarters of 1995 compared to $129.6 million in 1994. For the third quarter of 1995, operating income from continuing operations totaled $42.2 million compared to $20.2 million in 1994. Higher earnings in the first three quarters and third quarter of 1995 over the prior year were primarily related to the strengthening of the worldwide banana market, particularly in the Pacific Rim, and the fresh vegetable business which profited from temporary market conditions resulting from the March 1995 California floods. The processed pineapple and the value-added pre-cut salad businesses also posted improved results in the first three quarters of 1995, partially offset by lower results for dried fruit and nuts. Overall results for the Company's food operations were favorably impacted by the strengthening yen and deutschemark during the first three quarters of 1995.

Interest expense from continuing operations, net of interest income and capitalized interest, increased to $60.2 million for the first three quarters of 1995 from $49.3 million in 1994, as a result of higher interest rates offset by slightly lower average borrowing levels. Interest expense from continuing operations, net of interest income and capitalized interest, decreased to $18.5 million during the third quarter of 1995 from $21.8 million in 1994, as a result of lower average borrowing levels somewhat offset by higher interest rates.

                            DOLE FOOD COMPANY, INC.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)
---------------------------------

During the second quarter of 1995, the sale of the Company's worldwide juice and juice beverage business was completed, resulting in a pretax gain of approximately $145 million. Revenues related to this business totaled approximately $300 million in 1994. In addition, during the second quarter of 1995, the Company began to implement its plans to sell certain of its agricultural properties and other assets which have generated low returns.
Sales agreements have been entered into with respect to certain assets, and sales efforts are proceeding with respect to the others. The book value of the assets to be sold exceeded the estimated fair value less costs to sell, resulting in an adjustment of $83.3 million in the second quarter of 1995. The gain on the sale of the beverage business, net of adjustments related to the planned disposal of assets, resulted in a net pretax gain of $61.7 million and an increase in the Company's estimated 1995 annualized income tax rate from 23% to 32%. The sale of the juice business and the planned sale of agricultural properties and other assets are not expected to have a significant impact on the Company's continuing operating income levels.

The Company incurred a $117.2 million or $1.96 per share loss from discontinued operations for the first three quarters of 1995. The loss includes income from operations of $3.8 million, net of income taxes, distribution expenses, of $3.0 million, net of income taxes and the cumulative effect of an accounting change applicable to the real estate and resorts business of $118 million, net of income taxes.

                          PART II. OTHER INFORMATION

                            DOLE FOOD COMPANY, INC.


Item 1.  Legal Proceedings

In the Company's Form 10-K for the fiscal year ended December 31, 1994, the Company described certain lawsuits that had been filed in Texas against some of the manufacturers of a formerly widely used agricultural chemical called DBCP, the Company and several of its competitors. In these lawsuits, a large number of foreign nationals allege personal injuries caused by contact with DBCP. The plaintiffs claim that during the 1960's and 1970's they were employees of Company subsidiaries, competitors and independent local growers. In October 1995, four of the six cases pending in Texas state courts were dismissed by the Texas federal court on the grounds that the plaintiffs' home countries are the more appropriate forums for the claims. This dismissal involved approximately 75% of the Texas plaintiffs, many of whom have now filed claims in their home country. The remaining two cases were remanded to Texas state courts, where procedural matters are being addressed. Additionally, two new, similar DBCP actions were filed in Louisiana state court in June 1995 by plaintiffs from the same foreign countries. The Louisiana cases were removed to federal court where defendants have filed a motion to dismiss on the same grounds successfully asserted in the Texas dismissal action. As to all such matters, the Company has denied liability and asserted substantial defenses. In the opinion of management, after consultation with outside counsel, the pending lawsuits are not expected to have a material adverse effect on the Company.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits:

       Exhibit                                                    Page
          No.                                                    Number
        ------                                                   ------

        11   Computations of earnings per common share           14-15

        27   Financial data schedule

   (b) No reports on Form 8-K were filed for the quarter ended October 7, 1995.

                                                            EXHIBIT 11

                            DOLE FOOD COMPANY, INC.
                   Computations of Earnings per Common Share
                                  (Unaudited)
                      (in 000s, except per share amounts)

                                                         Quarter Ended
                                                    --------------------------
                                                     October 7,     October 8,
                                                        1995           1994
                                                    ------------   -----------
PRIMARY
 Income (loss) from continuing operations
   applicable to common shares..................       $  14,278       $(2,006)
 Income (loss) from discontinued operations
   applicable to common shares..................        (119,214)        3,291
                                                       ---------       -------
 Net income (loss) from continuing operations
   applicable to common shares..................       $(104,936)      $ 1,285
                                                       =========       =======

 Average number of common shares outstanding
   during the period                                      59,764        59,477
   Add:
     Shares issuable upon exercise of stock
       options at average prices during the
        period..................................              70           215
                                                       ---------       -------
          Total primary shares                            59,834        59,692
                                                       =========       =======

Primary earnings per common share:
 Continuing operations                                 $    0.24       $ (0.03)
 Discontinued operations                                   (1.99)         0.05
                                                       ---------       -------
 Net income (loss)                                     $   (1.75)      $  0.02
                                                       =========       =======

FULLY DILUTED
 Income (loss) from continuing operations
   applicable to common shares..................       $  14,278       $(2,006)
 Income (loss) from discontinued operations
   applicable to common shares..................        (119,214)        3,291
                                                       ---------       -------
 Net income (loss) from continuing operations
   applicable to common shares..................       $(104,936)      $ 1,285
                                                       =========       =======

 Average number of common shares outstanding
   during the period                                      59,764        59,477
   Add:
     Shares issuable upon exercise of stock
        options at higher of average prices
        or end of period prices.................             234           215
                                                       ---------       -------
          Total fully diluted shares                      59,998        59,692
                                                       =========       =======

Fully diluted earnings per common share:
 Continuing operations                                 $    0.24       $ (0.03)
 Discontinued operations                                   (1.99)         0.05
                                                       ---------       -------
 Net income (loss)                                     $   (1.75)      $  0.02
                                                       =========       =======

                                                                    EXHIBIT 11
                                                                    (Continued)
                            DOLE FOOD COMPANY, INC.
                   Computations of Earnings per Common Share
                                  (Unaudited)
                      (in 000s, except per share amounts)

                                                      Three Quarters Ended
                                                   -------------------------
                                                     October 7,  October 8,
                                                       1995          1994
                                                   ------------  -----------
PRIMARY
 Income (loss) from continuing operations
   applicable to common shares..................     $ 114,544       $60,841
 Income (loss) from discontinued operations
   applicable to common shares..................      (117,197)        5,846
                                                     ---------       -------
 Net income (loss) from continuing operations
   applicable to common shares..................     $  (2,653)      $66,687
                                                     =========       =======

 Average number of common shares outstanding
   during the period                                    59,594        59,470
   Add:
      Shares issuable upon exercise of stock
       options at average prices during the
       period...................................           147           226
                                                     ---------       -------
          Total primary shares                          59,741        59,696
                                                     =========       =======

Primary earnings per common share:
 Continuing operations                               $    1.92       $  1.02
 Discontinued operations                                 (1.96)         0.10
                                                     ---------       -------
 Net income (loss)                                   $   (0.04)      $  1.12
                                                     =========       =======

FULLY DILUTED
 Income (loss) from continuing operations
   applicable to common shares..................     $ 114,544       $60,841
 Income (loss) from discontinued operations
   applicable to common shares..................      (117,197)        5,846
                                                     ---------       -------
 Net income (loss) from continuing operations
   applicable to common shares..................     $  (2,653)      $66,687
                                                     =========       =======

 Average number of common shares outstanding
   during the period                                    59,594        59,470
   Add:
      Shares issuable upon exercise of stock
        options at higher of average prices
        or end of period prices.................           234           226
                                                     ---------       -------
          Total fully diluted shares                    59,828        59,696
                                                     =========       =======

Fully diluted earnings per common share:
 Continuing operations                               $    1.92       $  1.02
 Discontinued operations                                 (1.96)         0.10
                                                     ---------       -------
 Net income (loss)                                   $   (0.04)      $  1.12
                                                     =========       =======

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DOLE FOOD COMPANY, INC.
                                                  Registrant



November 21, 1995                           By   /s/ MICHAEL S. KARSNER
                                              ------------------------------
                                                     Michael S. Karsner
                                               Vice President - Treasurer
                                               and Chief Financial Officer


                                             By   /s/ PATRICIA A. MCKAY
                                               -----------------------------
                                                      Patricia A. McKay
                                                  Vice President - Finance
                                                      and Controller