Form 10-Q/A
period 1995-10-07
DOLE FOOD COMPANY INC
filed 1995-12-28
CIK 18169

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q/A
                                Amendment No. 1

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

                                (818) 879-6600
            ------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No
                                     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                               Shares Outstanding at November 7, 1995
---------------------                    --------------------------------------
Common Stock, without                                    59,833,187
    par value

                             DOLE FOOD COMPANY, INC.

                                     Index

                                                                         Page
                                                                        Number
                                                                        ------

Part I.  Financial Information

  Item 1.  Financial Statements

         Consolidated Statements of Income -- quarter and
         three quarters ended October 7, 1995 and
         October 8, 1994..........................................       3-4

         Consolidated Balance Sheets -- October 7, 1995 and
         December 31, 1994........................................         5

         Consolidated Statements of Cash Flow -- three quarters
         ended October 7, 1995 and October 8, 1994................         6

         Notes to Consolidated Financial Statements...............       7-9

  Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations............      10-12

Part II.  Other Information

  Item 1.  Legal Proceedings......................................        13

  Item 6.  Exhibits and Reports on Form 8-K.......................      13-15

  Signatures......................................................        16


                                    PART I.
                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                            DOLE FOOD COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                      (in 000s, except per share amounts)

                                                             Quarter Ended
                                                      --------------------------
                                                       October 7,     October 8,
                                                          1995           1994
                                                      -----------     ----------

Revenue                                               $1,048,594      $992,444
Cost of products sold                                    899,838       853,811
                                                      ----------      --------
 Gross margin                                            148,756       138,633
Selling, marketing and administrative
  expenses                                               106,596       118,478
                                                      ----------      --------
 Operating income                                         42,160        20,155

Interest expense                                         (20,834)      (24,535)
Interest income                                            2,333         2,741
Other expense - net                                       (2,681)       (3,767)
                                                      ----------      --------
Income (loss) from continuing operations
 before income taxes                                      20,978        (5,406)

Income taxes (benefit)                                     6,700        (3,400)
                                                      ----------      --------
Income (loss) from continuing operations                  14,278        (2,006)
                                                      ----------      --------
Discontinued operations:
 Income (loss) from discontinued operations,
   net of income taxes (benefit) of $(70,952)
     and $3,700                                         (102,104)        3,291
 Distribution expenses, net of income taxes
   of $2,050                                              (2,950)            -
                                                      ----------      --------
Income (loss) from discontinued operations              (105,054)        3,291
                                                      ----------      --------
Net income (loss)                                     $  (90,776)     $  1,285
                                                      ==========      ========
Earnings (loss) per common share:
 Continuing operations                                $     0.24      $  (0.03)
 Discontinued operations                                   (1.76)         0.05
                                                      ----------      --------
Net income (loss) per common share                    $    (1.52)     $    .02
                                                      ==========      ========
Average number of common shares outstanding               59,834        59,692
                                                      ==========      ========

                See Notes to Consolidated Financial Statements.

                            DOLE FOOD COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                      (in 000s, except per share amounts)

                                                      Three Quarters Ended
                                                    -------------------------
                                                    October 7,    October 8,
                                                      1995           1994
                                                    -----------   -----------

Revenue                                             $2,966,532    $2,664,494
Cost of products sold                                2,483,604     2,236,629
                                                    ----------    ----------
  Gross margin                                         482,928       427,865
Selling, marketing and administrative
   expenses                                            309,808       298,263
                                                    ----------    ----------
  Operating income                                     173,120       129,602

Interest expense                                       (65,697)      (56,583)
Interest income                                          5,517         7,285
Other expense - net                                     (6,651)       (3,663)
Net gain on assets sold or held for disposal            61,655             -
                                                    ----------    ----------
Income from continuing operations
  before income taxes                                  167,944        76,641

Income taxes                                            53,400        15,800
                                                    ----------    ----------
Income from continuing operations                      114,544        60,841
                                                    ----------    ----------
Discontinued operations:
  Income (loss) from discontinued operations,
    net of income taxes (benefit) of $(69,552)
    and $4,100                                        (100,087)        5,846
  Distribution expenses, net of income taxes
    of $2,050                                           (2,950)            -
                                                    ----------    ----------
Income (loss) from discontinued operations            (103,037)        5,846
                                                    ----------    ----------
Net income (loss)                                   $   11,507    $   66,687
                                                    ==========    ==========
Earnings (loss) per common share:
  Continuing operations                                  $1.92    $     1.02
  Discontinued operations                                (1.73)          .10
                                                    ----------    ----------
Net income per common share                              $0.19    $     1.12
                                                    ==========    ==========
Average number of common shares outstanding             59,741        59,696
                                                    ==========    ==========

                See Notes to Consolidated Financial Statements.

                            DOLE FOOD COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS
                                   (in 000s)

                                                 October 7,    December 31,
                                                    1995           1994
                                                (Unaudited)     (Audited)
                                                ------------   -----------

Current assets
  Cash and short-term investments                $   31,186     $   45,162
  Receivables - net                                 476,660        494,755
  Inventories
    Finished products                               171,626        205,462
    Raw materials and work in progress               99,876        135,850
    Growing crop costs                               35,301         36,605
    Packing materials                               113,230         96,729
    Operating supplies and other                     85,738         77,877
  Prepaid expenses                                   46,738         46,569
                                                 ----------     ----------
      Total current assets                        1,060,355      1,139,009

Investments                                          59,110         58,683
Property, plant and equipment - net               1,018,422      1,273,545
Long-term receivables - net                          23,643         38,763
Other assets                                        112,209        108,917
Net assets held for distribution                    977,120      1,065,702
                                                 ----------     ----------
                                                 $3,250,859     $3,684,619
                                                 ==========     ==========

Current liabilities
  Notes payable                                  $   15,373     $   50,366
  Current portion of long-term debt                   1,616          3,450
  Accounts payable and accrued liabilities          648,772        590,450
                                                 ----------     ----------
      Total current liabilities                     665,761        644,266

Long-term debt                                    1,098,286      1,554,504
Deferred income taxes and other long-term
  liabilities                                       381,005        380,527
Minority interests                                   26,639         24,681
Common shareholders' equity
  Common stock                                      320,460        320,121
  Additional paid-in capital                        169,532        165,541
  Retained earnings                                 628,311        634,717
  Cumulative foreign currency translation
    adjustment                                      (39,135)       (39,738)
                                                 ----------     ----------
      Total common shareholders' equity           1,079,168      1,080,641
                                                 ----------     ----------
                                                 $3,250,859     $3,684,619
                                                 ==========     ==========




                See Notes to Consolidated Financial Statements.

                            DOLE FOOD COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)
                                   (in 000s)

                                                       Three Quarters Ended
                                                      ----------------------
                                                      October 7,  October 8,
                                                         1995        1994
                                                      ----------  ----------
Operating activities
  Income from continuing operations                   $ 114,544    $  60,841
  Adjustments to continuing operations
    Depreciation and amortization                        92,706       89,690
    Equity earnings, net of distributions                (1,551)        (428)
    Net gain on assets sold or held for disposal        (61,655)           -
    Provision for deferred income taxes                   6,800       18,191
    Change in operating assets and liabilities
      Receivables - net                                  59,687      (75,918)
      Inventories                                          (308)      63,839
      Prepaid expenses                                  (10,075)      (8,084)
      Accounts payable and accrued liabilities           67,396      (19,293)
      Other                                             (51,830)     (40,096)
                                                      ---------    ---------
  Cash flow from operating activities from
    continuing operations                               215,714       88,742
  Cash flow used by operating activities
    from discontinued operations                         (5,031)     (46,801)
                                                      ---------    ---------
          Cash flow from operating activities           210,683       41,941

Investing activities
  Capital additions                                     (73,981)    (152,267)
  Proceeds from sales of businesses and assets          383,799        3,594
  Purchases of investments and acquisitions             (21,514)     (47,202)
  Other                                                   4,384        1,637
                                                      ---------    ---------
  Cash flow from (used by) investing activities
    from continuing operations                          292,688     (194,238)
  Cash flow used by investing activities
    from discontinued operations                         (8,576)     (67,236)
                                                      ---------    ---------
          Cash flow from (used by) investing
            activities                                  284,112     (261,474)

Financing activities
  Short-term repayments - net                           (35,504)     (16,753)
  Long-term borrowings (repayments) - net              (458,874)     235,961
  Cash dividends paid                                   (17,875)     (17,843)
  Other                                                   4,330          568
                                                      ---------    ---------
  Cash flow (used by) from financing activities
    from continuing operations                         (507,923)     201,933
  Cash flow (used by) from financing activities
    from discontinued operations                           (848)      32,618
                                                      ---------    ---------
          Cash flow (used by) from financing
            activities                                 (508,771)     234,551
                                                      ---------    ---------
  (Decrease) increase in cash and short-term
    investments                                         (13,976)      15,018
  Cash and short-term investments at beginning
    of period                                            45,162       34,053
                                                      ---------    ---------

  Cash and short-term investments at end of period    $  31,186    $  49,071
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

     The Company restated the previously reported third quarter results to reflect a $24 million reduction in the amount of the write-down required for its real estate and resort properties reflected in discontinued operations. The adjustment increases retained earnings as of October 7, 1995 by $14.1 million to $628.3 million and reduces the third quarter loss from discontinued operations from $119.2 million ($1.99 per share) to $105.1 million ($1.76 per share).

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

                            DOLE FOOD COMPANY, INC.

                                  (Unaudited)

5. In October, 1995, the Company formalized a plan to separate its real estate and resorts business from its food business. On October 17, 1995, Castle & Cooke, Inc. ("Castle"), the newly formed real estate and resorts entity, filed a Registration Statement on Form 10 with the Securities and Exchange Commission. Each Company shareholder of record will receive one share of Castle common stock for every three shares of the Company's common stock as a dividend. The dividend will be taxable to such shareholders only if and to the extent that the Company has current earnings and profits for 1995 or accumulated earnings and profits as of the distribution date. The Company's current tax projections indicate that the distribution will not be taxable as a dividend to its shareholders. The distribution is expected to occur on or before December 30, 1995.

     Under the plan of distribution, the Company will transfer approximately $950 million of net assets to Castle and in partial consideration therefore the Company will receive a combination of preferred stock and notes of $245 million. As a result of the distribution and the write-down, described in
     Note 6, the Company's shareholders' equity will be reduced by approximately $650 million, of which $104 million has been reflected in the third quarter of 1995.

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

6. As of October 7, 1995, the Company reviewed certain of its real estate and resort properties to determine, in accordance with generally accepted accounting principles, whether expected future cash flows (undiscounted and without interest charges) from each property would result in the recovery by the Company of the carrying amount of such property. The review focused on the Lana'i resort properties due to certain adverse developments effecting such properties that occurred subsequent

                            DOLE FOOD COMPANY, INC.

                                  (Unaudited)

     to the Company's 1994 fiscal year end. These developments included the slower than expected pace of home sales at the Koele project during 1995, delays encountered in June 1995 in obtaining necessary permits and approvals for the Manele Bay residential project, and disappointing occupancy results at The Manele Bay Hotel during the third quarter of 1995. These adverse developments, combined with a 30% decline in the Oahu home resale market in 1995 and the recent sale at depressed prices of several luxury hotels in Hawaii, caused management to substantially lower its estimates of future cash flow from the Lana'i resort properties. This decrease in estimated future cash flows led to a determination that the Lana'i resort properties were impaired in accordance with generally accepted accounting principles. In accordance with Statement of Financial Accounting Standards No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects" ("SFAS 67"), each of the Company's real estate projects was carried at the lower of cost or net realizable value, with net realizable value deemed to be the undiscounted estimated future cash flows from the project. Under SFAS 67, the Lana'i resort properties would have been written down by approximately $91 million to their net realizable value as of October 7, 1995. However, in the third quarter of 1995, the Company elected to adopt Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS 121"), which requires an impaired property to be written down to fair value. The fair value of a property for purposes of SFAS 121 is deemed to be the amount a willing buyer would pay a willing seller for such property in a current transaction. In accordance with SFAS 121, an impairment pretax loss of $168 million ($99.1 million after tax) was recorded as part of discontinued operations in the accompanying statements of income for the quarter and three quarters ended October 7, 1995 for the difference between the carrying value and the fair value of the Lana'i resort properties. The fair value of the resort properties was based on a combination of discounted cash flow projections and comparable independent sales for similar assets. In addition, an impairment pretax loss of $8 million ($4.7 million after tax) was recorded in the third quarter of 1995 for certain other residential properties that were also determined to be impaired.

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

The Company incurred a $103.0 million or $1.73 per share loss from discontinued operations for the first three quarters of 1995. The loss from discontinued operations includes distribution expenses, of $3.0 million, net of income taxes and a write-down to certain real estate and resort properties of $103.8 million, net of income taxes. As of October 7, 1995, the Company reviewed certain of its real estate and resort properties to determine, in accordance with generally accepted accounting principles, whether expected future cash flows (undiscounted and without interest charges) from each property would result in the recovery by the Company of the carrying amount of such property. Certain adverse developments effecting the Lana'i resort properties that occured subsequent to the Company's 1994 fiscal year end caused management to substantially lower its estimate of that project's cash flow. That decrease led to a determination that the Lana'i resort properties were impaired as defined by generally accepted accounting principles and, accordingly, an impairment pretax loss of $168 million ($99.1 million after tax) was recorded as part of discontinued operations in the accompanying statements of income for the quarter and three quarters ended October 7, 1995 for the difference between the carrying value and the fair value of the Lana'i resort properties. In addition, an impairment pretax loss of $8 million ($4.7 million after tax) was recorded in the third quarter of 1995 for certain other residential properties that were also determined to be impaired.

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



                                            DOLE FOOD COMPANY, INC.
                                                  Registrant



December 28, 1995                           By  /s/  MICHAEL S. KARSNER
                                              -----------------------------
                                                     Michael S. Karsner
                                                Vice President - Treasurer
                                                and Chief Financial Officer



                                            By   /s/  PATRICIA A. MCKAY
                                              ------------------------------
                                                      Patricia A. McKay
                                                  Vice President - Finance
                                                       and Controller