Form 10-K
period 1995-12-30
DOLE FOOD COMPANY INC
filed 1996-03-13
CIK 18169

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     FOR THE FISCAL YEAR ENDED DECEMBER 30, 1995

                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     FOR THE TRANSITION PERIOD FROM         TO

                         COMMISSION FILE NUMBER 1-4455

                            ------------------------

                            DOLE FOOD COMPANY, INC.
             (Exact name of Registrant as specified in its charter)

           HAWAII                  99-0035300
(State or other jurisdiction    (I.R.S. employer
             of                  identification
      incorporation or               number)
       organization)

                             31365 OAK CREST DRIVE
                       WESTLAKE VILLAGE, CALIFORNIA 91361
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (818) 879-6600

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
---------------------------------------------  ---------------------------------------------
         Common Stock, No Par Value                       New York Stock Exchange
                                                          Pacific Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 9, 1996 was approximately $2,458,121,000.

    The number of shares of Common Stock outstanding as of March 9, 1996 was 59,954,172.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's 1995 Annual Report to Stockholders for the year ended December 30, 1995 are incorporated by reference into Parts I, II and IV.

    Portions of the registrant's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DOLE FOOD COMPANY, INC.
                                   FORM 10-K
                      FISCAL YEAR ENDED DECEMBER 30, 1995
                               TABLE OF CONTENTS

ITEM NUMBER
IN FORM 10-K                                                                                                                PAGE
----------------------------------------------------------------------------------------------------------------------  ------------
                                                               PART I
       1.  Business...................................................................................................             1
       2.  Properties.................................................................................................             6
       3.  Legal Proceedings..........................................................................................             8
       4.  Submission of Matters to a Vote of Security Holders; Executive Officers of the Registrant..................             9

                                                              PART II
       5.  Market for the Registrant's Common Equity and Related Stockholder Matters..................................            10
       6.  Selected Financial Data....................................................................................            10
       7.  Management's Discussion and Analysis of Financial Condition and Results of Operations......................            10
       8.  Financial Statements and Supplementary Data................................................................            10
       9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................            10

                                                              PART III
      10.  Directors and Executive Officers of the Registrant.........................................................            10
      11.  Executive Compensation.....................................................................................            10
      12.  Security Ownership of Certain Beneficial Owners and Management.............................................            11
      13.  Certain Relationships and Related Transactions.............................................................            11

                                                              PART IV
      14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K............................................            11
           (a)        1.         Index to Financial Statements........................................................            11
                      2.         Index to Financial Statement Schedules...............................................            11
                      3.         Exhibits.............................................................................            11
           (b) Reports on Form 8-K....................................................................................            12
Signatures ...........................................................................................................            13
Financial Statements and Financial Statement Schedules ...............................................................    F-1 -- F-2

                                     PART I

ITEM 1.  BUSINESS

    Dole Food Company, Inc. was founded in Hawaii in 1851 and was incorporated under the laws of Hawaii in 1894. Unless the context otherwise requires, Dole Food Company, Inc. and its consolidated subsidiaries are referred to herein as the "Company" and "Dole".

    The Company's principal executive offices are located at 31365 Oak Crest Drive, Westlake Village, California 91361, telephone (818) 879-6600. At December 30, 1995, the Company had approximately 43,000 full-time employees worldwide. The Company is engaged in food production and distribution, and, until December 28, 1995 was engaged in real estate development and resorts. Dole is one of the largest companies engaged in the worldwide sourcing, growing, processing, distributing and marketing of high quality, branded food products. The Company sources, grows, processes or markets fruits, vegetables, nuts and beverages in the following locations: North America, Latin America, Asia and Europe.

    On December 28, 1995, the Company completed the distribution to its shareholders of the Common Stock of Castle & Cooke, Inc., a Hawaii corporation to which all of the Company's real estate and resorts businesses were transferred. These real estate operations are primarily conducted under the "Castle & Cooke" name and hold, develop, operate and sell residential, commercial, industrial, retail and resorts properties in Hawaii, California, Arizona, North Carolina, Georgia and Mississippi.

    The Company's food operations are described below. For detailed financial information with respect to the Company's business and its operations, see the Company's Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, which are included in its 1995 Annual Report for the fiscal year ended December 30, 1995 (the "Dole Annual Report") and incorporated by reference in Part II of this report.

FOOD

  GENERAL

    Dole is engaged in the worldwide sourcing, growing, processing, distributing and marketing of high quality, branded food products. Dole provides retail and institutional customers and other food product companies with high quality products bearing the DOLE-Registered Trademark- trademark which are produced and improved through research, agricultural assistance and advanced harvesting, processing, packing, cooling, shipping and marketing techniques.

    Dole is one of the world's largest producers of bananas and pineapples. Dole is also a major marketer of citrus and table grapes worldwide and an industry leader in iceberg lettuce, celery, cauliflower and broccoli and in value-added, pre-cut salads and vegetables. Dole is a leading processor of California raisins, almonds and dates. On May 19, 1995, the Company completed the sale of its worldwide (except for Japan) juice business (except for the canned pineapple and pineapple blend fruit juice business) to Tropicana Products, Inc.

    Dole's products are produced both directly on Company-owned or leased land and through associated producer and independent grower arrangements pursuant to which Dole provides varying degrees of farming, harvesting, packing, storing, shipping, stevedoring and marketing services, as well as financing through advances to growers of certain products. Fresh fruit and vegetable products, dried fruit and nuts and processed pineapple products are, for the most part, packed and/or processed directly by Dole.

    Dole utilizes product quality, brand recognition, competitive pricing, effective customer service and consumer marketing programs to enhance its position within the highly competitive food industry. Consumer and institutional recognition of the DOLE-Registered Trademark- trademark and related brands and the association of these brands with high quality food products contribute significantly to Dole's ability to compete in the markets for fresh fruit and vegetables, packaged foods and dried fruit and nuts. The

Company owns these trademarks in the United States, Canada and in other countries in which it conducts business and regards them as important corporate assets with high recognition and acceptance.

    The markets for all of Dole's products are highly competitive. In order to compete successfully, Dole sources products of high quality and seeks to distribute them in worldwide markets on a timely basis. Dole's competitors in the fresh fruit business include a limited number of large international food companies, as well as a large number of smaller independent food companies, grower cooperatives and foreign government-sponsored producers which have intensified competition in recent years. With respect to vegetables, a limited number of grower-shippers in the United States and Mexico supply a significant portion of the domestic fresh vegetable market. However, numerous smaller independent distributors also compete with Dole in the market for fresh vegetables. With respect to processed pineapple, Dole competes against a limited number of large U.S. companies, as well as a substantial number of smaller foreign competitors and independent canners. Dole's citrus and dried fruit and nut products compete in North America primarily against large grower cooperatives with strong brand recognition.

    Dole's earnings from its fresh fruit, fresh vegetable and dried fruit and nut operations are sensitive to fluctuations in the volatile market prices for these products. Excess supplies often cause severe price competition. Growing conditions in various parts of the world, particularly weather conditions such as floods, droughts and freezes, and diseases and pests are primary factors affecting market prices because of their influence on supply and quality of product. Other factors affecting Dole's operations include the seasonality of its supplies, the ability to process products during critical harvest periods, the timing and effects of ripening, the degree of perishability, the effectiveness of worldwide distribution systems, the terms of various federal and state marketing orders (particularly for dried fruit and nuts), total worldwide industry volumes, the seasonality of consumer demand, foreign currency exchange fluctuations, foreign importation restrictions and foreign political risks.

  PRODUCTS

    Dole sources, distributes and markets fresh fruit products including bananas, pineapples, table grapes, apples, pears, plums, oranges, grapefruit, lemons, mangoes, kiwi, tangelos, melons, cherries and other deciduous, tropical and citrus fruits.

    Dole sources, harvests, cools, distributes and markets more than 20 different types of fresh vegetable products, including iceberg lettuce, red and green leaf lettuce, romaine lettuce, butter lettuce, celery, cauliflower, broccoli, carrots, brussels sprouts, spinach, red and green onions, asparagus, snow peas, artichokes, strawberries and raspberries. Dole also markets value-added products such as iceberg lettuce based salad mixes, complete salad kits which include dressing and condiments, blends of specialty lettuces, red and green cabbage, mini peeled carrots and coleslaw.

    Dole sources, processes and markets raisins, prunes, dates, almonds and trail mix.

    Dole's fresh fruit and vegetable products and its consumer dried fruit and nut products are marketed under the DOLE brand, under other brand names owned by the Company, and, in some cases, under private labels.

    Dole produces and markets processed food products including sliced, chunk, tidbit and crushed pineapple in cans, as well as tropical fruit salad, and markets mandarin oranges. Dole also markets DOLE-Registered Trademark- canned pineapple juice and pineapple juice blend beverages and DOLEWHIP-Registered Trademark- soft-serve, non-dairy dessert.

    Dole's products are marketed through 27 direct selling offices in North America, 19 in Europe, four in Japan, one each in Hong Kong, Korea, the Middle East, the Philippines and Taiwan, as well as through independent brokers.

  DOLE NORTH AMERICA

    DOLE NORTH AMERICA sources, distributes and markets
DOLE-Registered Trademark- fresh fruits and vegetables, dried fruit and nuts and other processed food products, including processed pineapple, canned pineapple juices and pineapple juice blend beverages, in North America.

    Dole North America markets bananas and pineapples grown in Latin America, table grapes grown in the United States, Chile and Mexico, apples and pears grown in the United States and Chile, melons grown in Ecuador and citrus fruit grown in the United States, as well as other deciduous and tropical fruit grown in the United States, Latin America and Mexico. Fresh pineapple destined for North America is grown by Dole North America in Hawaii. These products are sold primarily to wholesalers and retail chains, which in turn resell or distribute them to retail food stores.

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

    On May 19, 1995, the Company completed the sale of its worldwide juice business to Tropicana Products, Inc. Dole continues to participate in the worldwide canned pineapple and pineapple blend fruit juice business. Snow Brand Milk Products Co., Ltd., under license from Dole, conducts the juice business under the DOLE brand in Japan.

    Dole has an agreement with Nestle Dairy Systems, Inc., a subsidiary of Nestle USA, Inc., in which Dole has licensed to Nestle its rights to market and manufacture processed products in key segments of the frozen novelty business in the United States and Canada, including FRUIT 'N JUICE-Registered Trademark-, SUNTOPSTM, FRESH LITES-Registered Trademark-, FRUIT 'N YOGURTTM and FRUIT 'N CREAMTM bars and, in the premium novelty category, Fruit Sorbet. Certain pineapple and pineapple blend fruit juices are obtained through co-production arrangements with independent manufacturers. Co-producers manufacture these products pursuant to strict specifications and under Company supervision designed to ensure consistently high product quality.

  DOLE LATIN AMERICA

    DOLE LATIN AMERICA sources and transports bananas grown in Colombia, Costa Rica, Ecuador, Guatemala, Honduras, Nicaragua, Panama and Venezuela for markets principally in North America, Europe and the Mediterranean.

    Fresh pineapples destined for the North American and Western European markets are grown by Dole Latin America on plantations in Honduras and sourced from independent producers in Costa Rica. Dole Latin America is winding down its fresh pineapple operation in the Dominican Republic.

    Dole Latin America sources table grapes, apples, pears and other deciduous fruit grown in Chile, melons grown in Ecuador, citrus fruit grown in Honduras and Argentina, and mangoes from Guatemala, Honduras, Mexico, Peru and Venezuela for markets in North America, Western Europe and Asia.

    Dole operates a fleet of 9 refrigerated containerships and 25 breakbulk refrigerated ships, of which 19 are Company-owned or bareboat chartered and the remainder are time chartered. From time to time, excess capacity may be chartered to others or may carry commercial cargo for third parties. In January 1995 Dole took delivery of the last of four new breakbulk refrigerated vessels built to its specifications in a Polish shipyard.

    Dole Latin America conducts other food and beverage operations in Honduras, including an approximately 80% interest in a beer and soft drink bottling operation, a bottle crown plant, a plastic injection molding facility used primarily for the manufacture of beer and soft drink plastic cases, a sugar mill and sugar cane plantations, as well as a majority interest in an edible oils refinery, a laundry soap factory, a palm oil extraction operation and a palm oil plantation. The beer and soft drink bottling operation, which sells its products primarily in Honduras, competes against other local bottlers. Competition focuses on product quality, consumer marketing programs and the effectiveness of the distribution system.

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

    Snow Dole Co., Ltd., a joint venture of Dole and Snow Brand Milk Products Co., Ltd. of Japan, processes and distributes frozen desserts, canned pineapple and other processed foods in Japan.

    Dole Asia is developing citrus orchards in mainland China.

    Dole Asia also produces leather-leaf ferns, anthuriums and other tropical flowers in the Philippines for export to Japan. The winding down of Dole Asia's shrimp farming operation in the Philippines is continuing.

  DOLE EUROPE

    DOLE EUROPE is a major importer of bananas and other fresh fruits, dried fruits, nuts and canned fruits in Europe and the Near East.

    Dole Europe operates four regional banana ripening and distribution companies in France which complement the Company's investment in the largest French banana producer, with banana plantations in Cameroon, import operations in France and Spain, and banana ripening in eight regional facilities in France and three in Spain. Dole Europe owns and operates four regional banana ripening facilities in Spain. Dole Europe is a minority partner with the Jamaican Producer Group (the largest banana producer in Jamaica), in the Jamaican Producers Fruit Distributors Ltd. in the United Kingdom. This banana ripening and fruit distribution company operates five facilities in the United Kingdom. This joint venture distributes fresh fruits and bananas under the DOLE brand, as well as Jamaican bananas, fruits and vegetables direct to retail in the United Kingdom.

    Dole Europe is the majority partner, with the Livorno Stevedore Company C.I.L.P., in a major port discharge and distribution facility in the Italian port of Livorno. This facility provides refrigerated container services utilizing feeder vessels to distribute fruit to Mediterranean markets. Dole Europe operates three banana ripening facilities and fruit and vegetable distribution facilities in Italy. Dole Europe operates a major fresh fruit and vegetable distributor and banana ripener in Northern Germany. A distribution facility for fresh fruits and banana ripening under construction in Turkey is expected to be completed during the first half of 1996.

    In October 1995, Dole Europe launched a bid to acquire Pascual Hermanos, Spain's foremost Spanish citrus and vegetable producer and exporter. This acquisition was completed in February 1996.

    Dole Europe owns and operates a European dried fruit and nut business which sources products from around the world for processing and packaging in France and distribution in France and to other European markets. This business distributes a line of dried fruit and nut products sold throughout Europe.

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

  FOREIGN OPERATIONS

    Dole has significant food sourcing and related operations in Chile, Colombia, Costa Rica, the Dominican Republic, Ecuador, Honduras, the Philippines and Thailand. Dole also sources food products in Algeria, Argentina, Australia, Cameroon, China, Greece, Guatemala, Italy, Ivory Coast, Mexico, New Zealand, Nicaragua, Panama, Peru, Spain, Syria, Tunisia, Turkey and Venezuela. Significant volumes of Dole's fresh fruit and packaged products are marketed in Canada, Western Europe and Japan, with lesser volumes marketed in New Zealand, Hong Kong, South Korea, Australia and certain countries in Asia, Eastern Europe, Scandinavia, the Middle East and Central and South America. Exports of Dole's products to these countries, particularly Japan, South Korea and Taiwan, are subject to various restrictions which may be increased or reduced in response to international political pressures, thus affecting Dole's ability to compete in these markets. Some of Dole's dried fruit and nut products are marketed to Asia and Western Europe. The European Union ("EU") banana regulations which impose quotas and tariffs on bananas were in full effect in 1994 and continue to be in effect in 1996. In addition, in 1995, four Latin American countries (Costa Rica, Colombia, Nicaragua and Venezuela) implemented an agreement with the EU to receive a guaranteed share of the import quota. Trade negotiations and discussions continue between the EU, the United States and the individual banana exporting countries. These trade negotiations could lead to further changes in the regulations governing banana exports to the EU. The net impact of these changing regulations on Dole's future results of operations is not determinable at this time.

    Dole's foreign operations are subject to risks of expropriation, civil disturbances, political unrest, increases in taxes and other restrictive governmental policies, such as import quotas. Loss of one or more of its foreign operations could have a material adverse effect on Dole's operating results. Dole attempts to maintain a cordial working relationship in each country where it operates. Because Dole's operations are a significant factor in the economies of certain countries, its activities are subject to intense public and governmental scrutiny, and may be affected by changes in the status of the host economies, the makeup of the government or even public opinion in a particular country. The Company distributes its products in more than 90 countries throughout the world. Dole's international sales are usually transacted in U.S. dollars and major European and Asian currencies, while certain costs are incurred in currencies different from those that are received from the sale of the product. Results of operations may be affected by fluctuations in currency exchange rates in both the sourcing and selling locations. The overall net impact of foreign currency fluctuations was immaterial to the results of operations in 1995, 1994 and 1993.

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

ITEM 2.  PROPERTIES

    The Company maintains executive offices in Westlake Village, California and auxiliary executive offices in Los Angeles, California and New York, New York, all of which are leased from third parties. Dole's various divisions also maintain headquarters offices in Westlake Village, Bakersfield and Salinas, California, which are leased from third parties, and in Fresno, California, and Wenatchee, Washington, which are owned by the Company. The Company owns its Latin American regional headquarters building in Costa Rica, as well as offices in Colombia and Honduras. Dole Europe maintains its European headquarters in Paris, France and regional offices in Hamburg, Germany, Brussels, Belgium and Genoa, Italy, which are leased from third parties. Dole Asia maintains offices in Hong Kong, Manila, the Philippines and Tokyo, Japan, which are leased from third parties. The inability to renew any of the above office leases by the Company would not have a material adverse effect on the Company's operating results. The Company and each of its subsidiaries believe that their property and equipment are generally well maintained, in good operating condition and adequate for their present needs.

    The following is a description of the Company's significant properties.

DOLE

  DOLE NORTH AMERICA

    Dole's Hawaii pineapple operations for the fresh produce market are located on the island of Oahu and total approximately 7,000 acres, 5,500 of which are owned by the Company and the remainder of which are leased.

    Dole produces citrus on approximately 12,000 acres in the San Joaquin Valley of California owned directly or through agricultural partnerships and on substantial additional acreage under management arrangements, as well as through independent growing arrangements. Dole also provides care and management services for approximately 10,000 citrus acres in Florida. Citrus is packed in six Company-owned or leased packing houses -- five in California and one in Florida. Dole, through a joint venture, operates a 175,000 square foot packing house in southwest Florida with two multi-variety production lines.

    Domestic table grapes are sourced from approximately 4,500 acres on three Company-owned vineyards in the San Joaquin Valley. Domestic table grapes are fumigated and cooled in two Company-owned facilities in the San Joaquin Valley. Dole produces wine grapes on approximately 1,000 acres and stone fruit on approximately 800 acres of Company-owned property in the San Joaquin Valley. The Company owns a cherry packing and processing facility in Victor, California.

    Dole produces apples and pears directly from seven Company-owned orchards on approximately 1,700 productive acres in Wenatchee and Chelan, Washington as well as through independent growing arrangements. The Company also owns apple and pear storage, processing and packing facilities in Wenatchee and Chelan.

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

    Dole produces almonds from approximately 4,300 acres and pistachios from approximately 3,000 acres of orchards in the San Joaquin Valley, owned directly or through agricultural partnerships or leased. The Company leases approximately 50 acres of date gardens in the Coachella Valley.

    The Company owns and operates one almond processing and packing plant, three almond receiving and storage facilities and two raisin and prune processing and packing plants, all of which are located in the San Joaquin and Sacramento Valleys. The Company owns and operates a date processing plant in the Coachella Valley. The Company sold its pistachio processing plant in August of 1995.

    Hawaii sugar operations include a mill which produces raw sugar and a plantation on the island of Oahu. The phase-out of this operation was first announced in 1994 and is continuing. The plantation consists of approximately 12,000 acres (approximately 6,200 acres of which are owned and the remainder of which are leased) which are used for diversified agricultural crops. The remaining sugar cane will be harvested in 1996.

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

  DOLE LATIN AMERICA

    Dole produces bananas directly from Company-owned plantations in Costa Rica, Colombia and Honduras as well as through associated producers or independent growing arrangements in those countries and in Ecuador, Guatemala, Panama, Nicaragua and Venezuela. The Company owns approximately 40,400 acres in Honduras, 32,400 acres in Costa Rica and 3,600 acres in Colombia.

    Dole also grows pineapple on approximately 6,000 acres of owned land in Honduras, primarily for the fresh produce market, and owns a juice concentrate plant in Honduras for pineapple and citrus.

    Dole produces citrus on approximately 650 acres of Company-owned land and operates a grapefruit packing house in Honduras.

    Dole   grows  grapes,  stonefruit,  kiwi  and  pears  on  approximately  900
Company-owned acres in Chile. Dole owns and operates 11 packing and cold storage facilities, a corrugated box plant and a wooden grape box plant in Chile.

    Dole operates Company-owned corrugated box plants in Colombia, Costa Rica, Ecuador and Honduras.

    The Company has an interest in the following properties in Honduras: an approximately 80% interest in a beer and soft drink bottling operation, a bottle crown plant, a plastic injection molding facility used primarily for the manufacture of beer and soft drink plastic cases and a sugar mill, as well as a majority interest in an edible oils refinery, a laundry soap factory, a palm oil extraction operation and 3,400 acres of palm oil plantation.

    Dole operates a fleet of 9 refrigerated containerships and 25 breakbulk refrigerated ships, of which 19 are Company-owned or bareboat chartered and the remainder are time chartered. From time to time, excess capacity may be chartered to others or may carry commercial cargo for third parties. In January 1995 Dole took delivery of the last of four new breakbulk refrigerated vessels built to its specifications in a Polish shipyard.

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

    Dole's Thailand subsidiary owns and operates a cannery, can plant and juice concentrate plant located in central Thailand and a second multi-fruit cannery in southern Thailand. Through a subsidiary in Thailand controlled by Dole, Dole grows pineapple on approximately 3,900 acres of leased land and purchases additional supplies of pineapple in Thailand on the open market.

    Dole also produces bananas through associated producers or independent growing arrangements in the Philippines, and, with a joint venture partner, is developing approximately 6,400 acres of citrus orchards in China.

  DOLE EUROPE

    Dole owns four banana ripening and fruit distribution facilities in France and four in Spain, three in Italy and one in Germany. The Company has a minority interest in a French company which has eight banana ripening and fruit distribution facilities in France and three in Spain. This French company owns a majority interest in banana plantations in Cameroon and pineapple plantations in the Ivory Coast, and has banana producing interests in the Ivory Coast. Dole owns a minority interest in a banana ripening and fruit distribution company with five facilities in the United Kingdom. Dole Europe is the majority owner in a port terminal and distribution facility in Livorno, Italy. The Company owns land near Istanbul, Turkey on which construction of a banana ripening and fruit distribution facility is nearly completed.

    In France, the Company owns a dried fruit and nut processing, packaging and warehousing facility in Vitrolles, a date processing and packing plant in Marseille and a prune processing and packaging plant in Agen.

ITEM 3.  LEGAL PROCEEDINGS

    In the Company's Form 10-QA for the quarter ended October 7, 1995, the Company described certain lawsuits that had been filed in Texas against some of the manufacturers of a formerly widely used agricultural chemical called DBCP, the Company and several of its competitors. In these lawsuits, a large number of foreign nationals allege personal injuries caused by contact with DBCP. The plaintiffs claim that during the 1960's and 1970's they were employees of Company subsidiaries, competitors and independent local growers. In October 1995, four of the six cases pending in Texas state courts were dismissed by the Texas federal court on the grounds that the plaintiffs' home countries are the more appropriate forums for the claims. This dismissal involved approximately 75% of the Texas plaintiffs, many of whom have now filed claims in their home countries. The remaining two cases were remanded to Texas state courts, where procedural issues are now being addressed.

Additionally, two new, similar DBCP actions were filed in Louisiana state court in June 1995 by plaintiffs from some of the same foreign countries. The Louisiana cases were removed to federal court where defendants have filed a motion to dismiss on the same grounds successfully asserted in the Texas dismissal action. As to all such matters, the Company has denied liability and asserted substantial defenses. In the opinion of management, after consultation with outside counsel, the pending lawsuits are not expected to have a material adverse effect on the Company's financial position or results of operations.

    The Company is involved from time to time in other various claims and legal actions incident to its operations, both as plaintiff and defendant. In the opinion of management, after consultation with outside counsel, none of the claims or actions to which the Company is a party is expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the quarter ended December 30, 1995.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    Below is a list of the names and ages of all executive officers of the Company as of March 11, 1996 indicating their positions with the Company and their principal occupations during the past five years. The current terms of the executive officers will expire at the next organizational meeting of the Company's Board of Directors or at such time as their successors are elected.

        NAME AND AGE              POSITIONS WITH THE COMPANY AND SUBSIDIARIES AND FIVE-YEAR EMPLOYMENT HISTORY
-----------------------------  -----------------------------------------------------------------------------------
David H. Murdock (72)          Chairman  of the Board, Chief  Executive Officer and Director  of the Company since
                               July 1985. Chairman of the Board, Chief Executive Officer and Director of Castle  &
                               Cooke,  Inc. since October 1995.  Since June 1982, Chairman  of the Board and Chief
                               Executive Officer of Flexi-Van Corporation, a Delaware corporation wholly-owned  by
                               Mr.  Murdock. Sole  owner and  developer of  the Sherwood  Country Club  in Ventura
                               County,  California,  and  numerous  other  real  estate  developments;  also  sole stockholder  of numerous corporations engaged in a variety of business ventures and in the  manufacture  of  textile-  related products  and  industrial  and  building products.
David A. DeLorenzo (49)        President and Chief Operating Officer of the Company since March 1996. President of
                               Dole  Food Company  -- International from  September 1993 to  March 1996. Executive
                               Vice President of the Company from July 1990 to March 1996. Director of the Company since February 1991. President of Dole  Fresh Fruit Company from September 1986  to
                               June 1992.
Gerald W. LaFleur (63)         Executive  Vice President of the Company since April 1992. Executive Vice President of Pacific  Holding  Company  (a  sole proprietorship  of  Mr.  Murdock)  and  Vice
                               President  of a number  of companies wholly  owned by Mr.  Murdock since July 1991.
                               Prior to July 1991, partner in Arthur Andersen LLP.
George R. Horne (59)           Vice President of the Company since October 1982. Vice President -- Human Resources of Dole since February 1986.
Michael S. Karsner (37)        Vice President  -- Treasurer  and  Chief Financial  Officer  of the  Company  since
                               February  1995. Vice President  and Treasurer of  the Company from  January 1994 to
                               February 1995. Vice President and Treasurer of The Black & Decker Corporation  from
                               January  1990 to January 1994. Vice President -- Corporate Development of The Black
                               and Decker Corporation from March 1989 to January 1990.

        NAME AND AGE              POSITIONS WITH THE COMPANY AND SUBSIDIARIES AND FIVE-YEAR EMPLOYMENT HISTORY
-----------------------------  -----------------------------------------------------------------------------------
Patricia A. McKay (38)         Vice President -- Finance and Controller  of the Company since February 1995.  Vice
                               President  --  Controller  of  the  Company  from  August  1991  to  February 1995.
                               Controller of Dole Fresh Fruit Company since October 1988.
Patrick A. Nielson (45)        Vice President -- International Legal and  Regulatory Affairs of the Company  since
                               October  1995. Vice President and General Counsel -- Food Operations of the Company
                               from May 1994 to October  1995. General Counsel --  Food Operations of the  Company
                               from  July 1991 to May 1994. Vice President and General Counsel of Dole Fresh Fruit
                               Company since 1983.
J. Brett Tibbitts (40)         Vice President, Corporate General  Counsel and Corporate  Secretary of the  Company
                               since  October 1995.  Vice President and  Corporate General Counsel  of the Company
                               from May 1994 to  October 1995. General  Counsel -- Corporate  of the Company  from
                               June  1992 to May 1994. Deputy General Counsel  of the Company from January 1990 to
                               June 1992. Assistant General Counsel of the Company from January 1988 to June 1990.
Roberta Wieman (52)            Vice President since  February 1995.  Executive Assistant  to the  Chairman of  the
                               Board  and  Chief Executive  Officer  from November  1991  to February  1995. Joint proprietor of sportswear outlet from 1986 to October 1991.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    As of March 9, 1996, there were approximately 14,188 holders of record of the Company's Common Stock. Additional information required by Item 5 is contained on pages 29, 32, 37 and 39 of the Dole Annual Report. Such information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    There is hereby incorporated by reference the information appearing under the caption "Results of Operations and Selected Financial Data" on page 37 of the Dole Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    There is hereby incorporated by reference the information appearing under the caption "Management's Discussion and Analysis of Results of Operations and Financial Position" on pages 34, 35 and 36 of the Dole Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    There is hereby incorporated by reference the information appearing on pages 21 through 32 of the Dole Annual Report. See also Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no changes in the Company's independent public accountants for the 1995 and 1994 fiscal years nor have there been any disagreements with the Company's independent public accountants on accounting principles or practices for financial statement disclosures.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    There is hereby incorporated by reference the information regarding the Company's directors to appear under the caption "Election of Directors" in the Company's definitive proxy statement for its

1996 Annual Meeting of Stockholders (the "1995 Proxy Statement"). See the list of the Company's executive officers and related information under "Executive Officers of the Registrant", which is set forth in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

    There  is hereby incorporated  by reference the  information to appear under
the  captions  "Remuneration  of  Directors"  and  "Compensation  of   Executive
Officers" in the 1996 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    There is hereby incorporated by reference the information with respect to security ownership to appear under the captions "General Information", "Beneficial Ownership of Certain Stockholders" and "Security Ownership of Directors and Executive Officers" in the 1996 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is hereby incorporated by reference the information to appear under the caption "Certain Transactions" in the 1996 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)1.  Financial Statements:

    The following consolidated financial statements are included in the Dole Annual Report and are incorporated herein by reference:

                                                                                                          ANNUAL
                                                                                                          REPORT
                                                                                                           PAGES
                                                                                                        -----------
Consolidated Statements of Income -- fiscal years ended December 30, 1995, December 31, 1994 and
 January 1, 1994......................................................................................          21
Consolidated Balance Sheets -- December 30, 1995 and December 31, 1994................................          22
Consolidated Statements of Cash Flow -- fiscal years ended December 30, 1995, December 31, 1994 and
 January 1, 1994......................................................................................          23
Notes to Consolidated Financial Statements............................................................       24-32
Report of Independent Public Accountants..............................................................          33

       2.  Financial Statement Schedules:

                                                                                                         FORM 10-K
                                                                                                           PAGES
                                                                                                        -----------
Independent Public Accountants' Report on Financial Statement Schedule................................         F-1
Schedule II -- Valuation and Qualifying Accounts......................................................         F-2

    All other schedules are omitted because they are not applicable, not required or the information is included elsewhere in the financial statements or notes thereto.

       3.  Exhibits:

 EXHIBIT
   NO.
----------
       3.1  The  Restated Articles of Association of  the Company, as amended through  July 30, 1991. Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended  December
            28, 1991, File No. 1-4455.
       3.2  By-Laws  of the Company, as amended  through March 25, 1993. Incorporated  by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994, File No. 1-4455.

 EXHIBIT
   NO.
----------
       4.1  Credit Agreement dated as of May 10, 1994 among the Company, Citicorp USA, Inc., as Administrative  Agent
            and  Lender and  the financial institutions  which are Lenders  thereunder, relating to  the Company's $1 billion revolving credit facility. Incorporated by reference  to Exhibit 10.1 to the Company's  Quarterly
            Report on Form 10-Q for the quarter ended June 18, 1994, File No.1-4455.
       4.2  Indenture  dated as  of April  15, 1993  between the  Company and  Chemical Trust  Company of California,
            relating to $300 million of the Company's senior  notes. Incorporated by reference to Exhibit 4.1 to  the
            Company's Current Report on Form 8-K, event date May 6, 1993, File No. 1-4455.
       4.3  Indenture  dated  as of  July 15,  1993 between  the Company  and Chemical  Trust Company  of California,
            relating to $400 million  of the Company's senior  notes. Incorporated by reference  to Exhibit 4 to  the
            Company's Current Report on Form 8-K, event date July 15, 1993, File No. 1-4455.
       4.4  The  Company agrees  to furnish to  the Securities and  Exchange Commission  upon request a  copy of each instrument with respect to issues of long-term debt  of the Company and its subsidiaries, the  authorized principal  amount  of which  does  not exceed  10% of  the  consolidated assets  of  the Company  and its subsidiaries.
                                               Executive Compensation Plans and Arrangements -- Exhibits 10.1 - 10.9:
      10.1  The Company's  1991 Stock  Option and  Award Plan.  Incorporated by  reference to  Exhibit 10(a)  to  the
            Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991, File No. 1-4455.
      10.2  The Company's 1982 Stock Option and Award Plan, as amended. Incorporated by reference to Exhibit 28(a) to the Company's Report on Form S-8 filed on May 22, 1989, Registration No. 33-28782.
      10.3  Dole  Food  Company, Inc.  Executive Supplementary  Retirement  Plan (effective  January 1,  1989), First
            Restatement. Incorporated by reference to Exhibit 10(c) to  Company's Annual Report on Form 10-K for  the
            fiscal year ended December 29, 1990, File No. 1-4455.
      10.4  Bonus  Agreement dated  as of August  30, 1991 by  and between the  Company and David  A. DeLorenzo, with promissory note dated September  5, 1991 in  the principal amount  of $500,000 by  David A. DeLorenzo  in favor  of the Company. Incorporated by reference to Exhibit  10(e) to the Company's Annual Report on Form
            10-K for the fiscal year ended December 28, 1991, File No. 1-4455.
      10.5  Employment Agreement between  the Company and  Gerald W.  LaFleur. Incorporated by  reference to  Exhibit
            10(k)  to the Company's Annual  Report on Form 10-K for  the fiscal year ended  January 2, 1993, File No.
            1-4455.
      10.6  Board of  Directors  Deferred Compensation  Plan.  Incorporated by  reference  to Exhibit  10.12  to  the
            Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994, File No. 1-4455.
      10.7  Dole  Food  Company, Inc.  Annual  Incentive Plan.  Incorporated  by reference  to  Exhibit 10.15  to the
            Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994, File No. 1-4455.
      10.8  Dole Food Company,  Inc. Long-Term  Incentive Plan.  Incorporated by reference  to Exhibit  10.16 to  the
            Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994, File No. 1-4455.
      10.9  Dole  Food Company, Inc. Executive Deferred Compensation  Plan. Incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
      11    Computations of earnings per common share.
      13    Dole Food Company, Inc. 1994 Annual Report for the  fiscal year ended December 31, 1994. (This Report  is furnished  for information of the  Commission and, except for those  portions thereof which are expressly incorporated by reference herein, is not "filed" as a part of this Annual Report on Form 10-K.)

 EXHIBIT
   NO.
----------
      22    Subsidiaries of Dole Food Company, Inc.
      23    Consent of Arthur Andersen LLP.
      27    Financial Data Schedules.

    (b)Reports on Form 8-K:

    No current reports on Form 8-K were filed by the Company during the last quarter of the year ended December 30, 1995.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DOLE FOOD COMPANY, INC.
                                          Registrant

March 13, 1996                       By   /s/ DAVID H. MURDOCK
                                          --------------------------------------
                                                     David H. Murdock
                                                CHAIRMAN OF THE BOARD AND
                                                 CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        /s/ DAVID H. MURDOCK           Chairman of the Board and Chief
------------------------------------    Executive Officer and Director        March 13, 1996
          David H. Murdock

       /s/ DAVID A. DELORENZO          President, Chief Operating Officer
------------------------------------    and Director                          March 13, 1996
         David A. DeLorenzo

       /s/ MICHAEL S. KARSNER          Vice President -- Treasurer and Chief
------------------------------------    Financial and (Principal Financial    March 13, 1996
         Michael S. Karsner             Officer)

        /s/ PATRICIA A. MCKAY          Vice President -- Finance and
------------------------------------    Controller (Principal Accounting      March 13, 1996
          Patricia A. McKay             Officer)

         /s/ ELAINE L. CHAO
------------------------------------   Director                               March 13, 1996
           Elaine L. Chao

            /s/ MIKE CURB
------------------------------------   Director                               March 13, 1996
              Mike Curb

        /s/ RICHARD M. FERRY
------------------------------------   Director                               March 13, 1996
          Richard M. Ferry

          /s/ JAMES F. GARY
------------------------------------   Director                               March 13, 1996
            James F. Gary

          /s/ FRANK J. HATA
------------------------------------   Director                               March 13, 1996
            Frank J. Hata

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                                                                          PAGE
---------                                                                                     ---------
   3.1     The Restated Articles of Association of the Company, as amended through July 30,
           1991. Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on
           Form 10-K for the fiscal year ended December 28, 1991, File No. 1-4455...........
   3.2     By-Laws of the Company, as amended through March 25, 1993. Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the
           fiscal year ended January 1, 1994, File No. 1-4455...............................
   4.1     Credit Agreement dated as of May 10, 1994 among the Company, Citicorp USA, Inc., as Administrative Agent and Lender and the financial institutions which are
           Lenders thereunder, relating to the Company's $1 billion revolving credit facility. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly
           Report on Form 10-Q for the quarter ended June 18, 1994, File No.1-4455..........
   4.2     Indenture dated as of April 15, 1993 between the Company and Chemical Trust
           Company of California, relating to $300 million of the Company's senior notes.
           Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form
           8-K, event date May 6, 1993, File No. 1-4455.....................................
   4.3     Indenture dated as of July 15, 1993 between the Company and Chemical Trust
           Company of California, relating to $400 million of the Company's senior notes.
           Incorporated by reference to Exhibit 4 to the Company's Current Report on Form
           8-K, event date July 15, 1993, File No. 1-4455...................................
   4.4     The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to issues of long-term debt of the
           Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries........
                Executive Compensation Plans and Arrangements -- Exhibits 10.1 - 10.10:
  10.1     The Company's 1991 Stock Option and Award Plan. Incorporated by reference to
           Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991, File No. 1-4455.........................................
  10.2     The Company's 1982 Stock Option and Award Plan, as amended. Incorporated by reference to Exhibit 28(a) to the Company's Report on Form S-8 filed on May 22,
           1989, Registration No. 33-28782..................................................
  10.3     Dole Food Company, Inc. Executive Supplementary Retirement Plan (effective
           January 1, 1989), First Restatement. Incorporated by reference to Exhibit 10(c)
           to Company's Annual Report on Form 10-K for the fiscal year ended December 29,
           1990, File No. 1-4455............................................................
  10.4     Bonus Agreement dated as of August 30, 1991 by and between the Company and David
           A. DeLorenzo, with promissory note dated September 5, 1991 in the principal amount of $500,000 by David A. DeLorenzo in favor of the Company. Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the
           fiscal year ended December 28, 1991, File No. 1-4455.............................

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                                                                          PAGE
---------                                                                                     ---------
  10.5     Employment Agreement between the Company and Gerald W. LaFleur. Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the
           fiscal year ended January 2, 1993, File No. 1-4455...............................
  10.6     Board of Directors Deferred Compensation Plan. Incorporated by reference to
           Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994, File No. 1-4455...........................................
  10.7     Dole Food Company, Inc. Annual Incentive Plan. Incorporated by reference to
           Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994, File No. 1-4455...........................................
  10.8     Dole Food Company, Inc. Long-Term Incentive Plan. Incorporated by reference to
           Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994, File No. 1-4455...........................................
  10.9     Dole Food Company, Inc. Executive Deferred Compensation Plan. Incorporated by
           reference to Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended
           December 31, 1994................................................................
   11      Computations of earnings per common share........................................
   13      Dole Food Company, Inc. 1994 Annual Report for the fiscal year ended December 31,
           1994. (This Report is furnished for information of the Commission and, except for those portions thereof which are expressly incorporated by reference herein, is not "filed" as a part of this Annual Report on Form 10-K.).......................
   22      Subsidiaries of Dole Food Company, Inc...........................................
   23      Consent of Arthur Andersen LLP...................................................
   27      Financial Data Schedule..........................................................

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Dole Food Company, Inc.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Dole Food Company, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 5, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the preceding index is the responsibility of the Company's management and presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP

Los Angeles, California
February 5, 1996

                                                                     SCHEDULE II

                            DOLE FOOD COMPANY, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                            ADDITIONS
                                                              BALANCE AT   CHARGED TO
                                                               BEGINNING    COSTS AND                   BALANCE AT
                                                                OF YEAR     EXPENSES    DEDUCTIONS (A)  END OF YEAR
                                                              -----------  -----------  --------------  -----------
                                                                                 (IN THOUSANDS)
Year Ended December 30, 1995
  Allowance for doubtful accounts
    Trade receivables.......................................   $  25,034    $  11,120     $    3,825     $  32,329
    Notes and other current receivables.....................      10,034        5,588            957        14,665
    Long-term receivables...................................      13,895        2,584          6,080        10,399

Year Ended December 31, 1994
  Allowance for doubtful accounts
    Trade receivables.......................................   $  18,167    $  10,969     $    4,102     $  25,034
    Notes and other current receivables.....................       8,654        2,403          1,023        10,034
    Long-term receivables...................................      19,319        5,821         11,245        13,895

Year Ended January 1, 1994
  Allowance for doubtful accounts
    Trade receivables.......................................   $  15,123    $   7,567     $    4,523     $  18,167
    Notes and other current receivables.....................       8,879        1,003          1,228         8,654
    Long-term receivables...................................      27,588        4,518         12,787        19,319

Note:
(A) Write-off of uncollectible amounts.