Form 10-Q
period 1996-03-23
DOLE FOOD COMPANY INC
filed 1996-04-26
CIK 18169

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended March 23, 1996

                          OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________to____________

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


                             31365 Oak Crest Drive
                      Westlake Village, California 91361
             -----------------------------------------------------
             (Address of principal executive offices and zip code)

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

                                Yes  X   No ___
                                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                     Shares Outstanding at April 19, 1996
- -------------------------           ------------------------------------
  Common Stock, without                          60,006,176
        par value

                            DOLE FOOD COMPANY, INC.

                                     Index

                                                                   Page
                                                                  Number
                                                                  ------
Part I.  Financial Information

  Item 1. Financial Statements

     Consolidated Statements of Income -- quarters ended
     March 23, 1996 and March 25, 1995.......................          3

     Consolidated Balance Sheets -- March 23, 1996 and
     December 30, 1995.......................................          4

     Consolidated Statements of Cash Flow -- quarters ended
     March 23, 1996 and March 25, 1995.......................          5

     Notes to Consolidated Financial Statements..............          6

  Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations...........         7-8

Part II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K..................         9-10

  Signatures.................................................         11

                                    PART I.
                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                            DOLE FOOD COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                      (in 000s, except per share amounts)

                                                           Quarter Ended
                                                    -------------------------
                                                    March 23,       March 25,
                                                      1996            1995
                                                    ---------       ---------
Revenue                                             $ 814,438       $ 849,124
Cost of products sold                                 687,448         698,375
                                                    ---------       ---------
  Gross margin                                        126,990         150,749
Selling, marketing and administrative
   expenses                                            79,815          96,003
                                                    ---------       ---------
  Operating income                                     47,175          54,746

Interest expense                                      (17,002)        (24,091)
Interest income                                         2,184           2,216
Other income (expense) - net                            4,152            (860)
                                                    ---------       ---------

Income from continuing operations,
  before income taxes                                  36,509          32,011

Income taxes                                           (6,500)         (7,600)
                                                    ---------       ---------

Income from continuing operations                      30,009          24,411

Loss from discontinued operations,
  net of income taxes                                       -            (790)
                                                    ---------       ---------

Net income                                          $  30,009       $  23,621
                                                    =========       =========

Earnings (loss) per common share:
 Continuing operations                              $     .50       $     .41
 Discontinued operations                                    -            (.01)
                                                    ---------       ---------

Net income per common share                         $     .50       $     .40
                                                    =========       =========

Average number of common shares outstanding            60,329          59,679
                                                    =========       =========



                See Notes to Consolidated Financial Statements.

                            DOLE FOOD COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS
                                   (in 000s)

                                                 March 23,      December 30,
                                                   1996            1995
                                                (Unaudited)      (Audited)
                                                -----------     ------------
Current assets
  Cash and short-term investments               $    46,782     $     72,151
  Receivables - net                                 472,607          462,303
  Inventories
     Finished products                              202,892          179,390
     Raw materials and work in progress             201,752          216,830
     Growing crop costs                              39,423           51,980
     Packing materials                               27,671           25,227
     Operating supplies and other                    86,929           86,233
                                                -----------     ------------
                                                    558,667          559,660
  Prepaid expenses                                   57,886           43,087
                                                -----------     ------------
       Total current assets                       1,135,942        1,137,201

Investments                                          61,101           63,319
Property, plant and equipment - net               1,017,600        1,016,991
Long-term receivables - net                          34,796           28,409
Other assets                                        197,833          196,272
                                                -----------     ------------
                                                $ 2,447,272     $  2,442,192
                                                ===========     ============

Current liabilities
  Notes payable                                 $     9,767     $     21,778
  Current portion of long-term debt                   1,997            1,779
  Accounts payable and accrued liabilities          565,705          633,333
                                                -----------     ------------
       Total current liabilities                    577,469          656,890

Long-term debt                                      959,682          895,998
Other long-term liabilities                         354,815          354,545
Minority interests                                   25,042           26,324
Common shareholders' equity
  Common stock                                      320,633          320,497
  Additional paid-in capital                        174,273          170,266
  Retained earnings                                  82,288           58,269
  Cumulative foreign currency translation
     adjustment                                     (46,930)         (40,597)
                                                -----------     ------------
       Total common shareholders' equity            530,264          508,435
                                                -----------     ------------
                                                $ 2,447,272     $  2,442,192
                                                ===========     ============


                See Notes to Consolidated Financial Statements.

                            DOLE FOOD COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)
                                   (in 000s)

                                                            Quarter Ended
                                                       ------------------------
                                                        March 23,     March 25,
                                                          1996          1995
                                                       ----------     ---------
Operating activities
  Income from continuing operations                    $   30,009     $  24,411
  Adjustments to continuing operations
     Depreciation and amortization                         25,424        25,581
     Equity earnings, net of distributions                   (429)         (676)
     Provision for deferred income taxes                    2,244            89
     Other                                                 (3,102)          (35)
     Change in operating assets and liabilities
       Receivables - net                                  (15,734)      (16,856)
       Inventories                                            993       (23,846)
       Prepaid expenses                                   (14,799)      (23,536)
       Accounts payable and accrued liabilities           (89,539)       (1,457)
       Other                                               11,628         8,736
                                                       ----------     ---------
  Cash flow used in operating activities of
    continuing operations                                 (53,305)       (7,589)
  Cash flow used in operating activities
    of discontinued operations                                  -        (7,052)
                                                       ----------     ---------
          Cash flow used in operating activities          (53,305)      (14,641)

Investing activities
  Capital additions                                       (15,097)      (42,213)
  Proceeds from sales of property, plant & equipment        2,808       135,760
  Businesses acquired, net of acquired cash               (15,212)       (7,297)
  Sales (purchases) of investments - net                    6,207        (5,539)
  Other                                                      (814)         (811)
                                                       ----------     ---------
  Cash flow (used in) from investing activities
    of continuing operations                              (22,108)       79,900
  Cash flow used in investing activities
    of discontinued operations                                  -        (2,855)
                                                       ----------     ---------
          Cash flow (used in) from investing
          activities                                      (22,108)       77,045

Financing activities
  Short-term repayments - net                             (12,011)      (22,441)
  Long-term borrowings (repayments) - net                  63,902       (27,444)
  Cash dividends paid                                      (5,990)       (5,948)
  Issuance of common stock                                  4,143            34
                                                       ----------     ---------
  Cash flow from (used in) financing activities
    of continuing operations                               50,044       (55,799)
  Cash flow (used in) financing activities
    of discontinued operations                                  -        (1,484)
                                                       ----------     ---------
          Cash flow from (used in) financing
           activities                                      50,044       (57,283)

(Decrease) increase in cash and short-term
  investments                                             (25,369)        5,121
Cash and short-term investments at beginning
  of period                                                72,151        45,162
                                                       ----------     ---------

Cash and short-term investments at end of period       $   46,782     $  50,283
                                                       ==========     =========

                See Notes to Consolidated Financial Statements.

                            DOLE FOOD COMPANY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements of Dole Food Company, Inc. (the "Company") include all adjustments necessary to present fairly its financial position as of March 23, 1996 and March 25, 1995, and its results of operations and cash flow for the quarters then ended. Interim results are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full year.

     On December 28, 1995, the Company completed the separation of its real estate and resorts business from its food business through a pro rata distribution to its shareholders. In connection with the distribution, 1995 operating results of the real estate and resorts business have been presented as discontinued operations.

     Certain prior year amounts have been reclassified to conform to the 1996 presentation.

2. The Company declared and paid dividends on its common stock of approximately $6.0 million during the first quarter of 1996 and $5.9 million during the first quarter of 1995. The cash dividends represent the regular quarterly dividend of 10 cents per share.

3. The Company paid interest of $19.5 million in the first quarter of 1996 and $33.0 million for the same period in 1995. The Company received income tax refunds (net of income taxes paid) of $18.4 million for the first quarter of 1996 and paid income taxes (net of refunds) of $1.7 million for the first quarter of 1995.

                            DOLE FOOD COMPANY, INC.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Company's operating activities during the first quarter of 1996 used $53 million of cash, primarily to meet seasonal working capital requirements. The Company had a net reduction in borrowings in the first quarter of 1995 due to proceeds of approximately $133 million generated from the sale and leaseback of certain vessels.

At March 23, 1996, the Company had net borrowings outstanding of approximately $159 million under a $1 billion credit facility which expires in 1999. The Company also borrows under uncommitted lines of credit at rates offered from time to time by various banks that may or may not be lenders under the $1 billion credit facility.

During the first quarter of 1996, the Company completed certain European acquisitions for a total purchase price of approximately $26 million, and made initial cash purchase price payments aggregating approximately $15 million.

Capital expenditures totaled approximately $15 million for the first quarter of 1996 compared to approximately $42 million for the first quarter of 1995. The 1996 expenditures were invested in various business expansions and modernization of existing facilities.

RESULTS OF OPERATIONS
- ---------------------

Net income for the first quarter of 1996 was $30.0 million or 50 cents per share, a 23% increase over net income from continuing operations of $24.4 million or 41 cents per share for the first quarter of 1995.

Revenue for the first quarter of 1996 totaled $814.4 million, an increase of approximately 3% compared to revenue from continuing operations for the same quarter in 1995, excluding revenue from the worldwide juice and juice beverage business and pistachio business which were sold in 1995. The growth in revenue is attributable to volume increases in the banana operations, and previous acquisitions.

Selling, marketing and administrative expenses were $79.8 million or 10% of revenue for the first quarter of 1996 compared to $96.0 million for continuing operations or 11% of revenue for the first quarter of 1995. The decrease was due to the sale of the worldwide juice and juice beverage business in the second quarter of 1995.

                            DOLE FOOD COMPANY, INC.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTD)
- -----------------------------

Operating income was $47.2 million for the first quarter of 1996 compared to $54.7 million for the same period in 1995. Lower operating results were primarily due to the weakness in the banana operations caused by adverse weather conditions. Partially offsetting the lower banana results were improved earnings from the value added, pre-cut salad, and fresh and processed pineapple operations for the first quarter of 1996. First quarter 1996 results were slightly impacted by the weakened yen and the overall economic environment in Japan.

Other income of $4.2 million for the first quarter of 1996 was primarily from a gain on the sale of certain investments.

Interest expense, net of interest income, decreased to $14.8 million for the first quarter of 1996 from $21.9 million for the first quarter of 1995, as a result of lower average debt levels slightly offset by higher interest rates.

The Company's effective tax rate decreased to 18% for the first quarter of 1996 from 24% for continuing operations for the first quarter of 1995, primarily as a result of the 1995 real estate and resorts business distribution which caused a change in the mix of the Company's foreign and domestic earnings.

                          PART II. OTHER INFORMATION

                            DOLE FOOD COMPANY, INC.


Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits:

        Exhibit                                                    Page
          No.                                                     Number
        -------                                                   ------
          11      Computations of earnings per common share         10

          27      Financial data schedule

   (b)  No reports on Form 8-K were filed for the quarter ended March 23, 1996.

                                                                     EXHIBIT 11
                            DOLE FOOD COMPANY, INC.
                   Computations of Earnings per Common Share
                                  (Unaudited)
                      (in 000s, except per share amounts)

                                                            Quarter Ended
                                                      -------------------------
                                                       March 23,     March 25,
                                                         1996          1995
                                                      -----------   -----------
PRIMARY
  Net income from continuing operations
     applicable to common shares                      $    30,009   $    24,411

  Loss from discontinued operations applicable
     to common shares                                           -          (790)
                                                      -----------   -----------
  Net income applicable to common shares              $    30,009   $    23,621
                                                      ===========   ===========

  Average number of common shares outstanding
     during the period                                     59,891        59,481
     Add:
       Shares issuable upon exercise of stock
          options at average prices during the
          period                                              438           198
                                                      -----------   -----------
            Total primary shares                           60,329        59,679
                                                      ===========   ===========

Primary earnings per common share:
    Continuing operations                             $       .50   $       .41
    Discontinued operations                                     -          (.01)
                                                      -----------   -----------
    Net income                                        $       .50   $       .40
                                                      ===========   ===========


FULLY DILUTED
  Net income from continuing operations
     applicable to common shares                      $    30,009   $    24,411

  Loss from discontinued operations applicable
     to common shares                                           -          (790)
                                                      -----------   -----------
  Net income applicable to common shares              $    30,009   $    23,621
                                                      ===========   ===========

  Average number of common shares outstanding
     during the period                                     59,891        59,481
     Add:
       Shares issuable upon exercise of stock
          options at higher of average prices or
          end of period prices                                560           200
                                                      -----------   -----------
            Total fully diluted shares                     60,451        59,681
                                                      ===========   ===========

Fully diluted earnings per common share:
    Continuing operations                             $       .50   $       .41
    Discontinued operations                                     -          (.01)
                                                      -----------   -----------
    Net income                                        $       .50   $       .40
                                                      ===========   ===========

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     DOLE FOOD COMPANY, INC.
                                                           Registrant




April 26, 1996                                   By    /s/ MICHAEL S. KARSNER
                                                    ----------------------------
                                                         Michael S. Karsner
                                                    Vice President - Treasurer
                                                   and Chief Financial Officer



                                                 By    /s/ PATRICIA A. MCKAY
                                                    ----------------------------
                                                          Patricia A. McKay
                                                    Vice President - Finance
                                                          and Controller