Form 10-Q
period 1996-06-15
DOLE FOOD COMPANY INC
filed 1996-07-10
CIK 18169

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

(mark one)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended June 15, 1996

                         OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________to____________

Commission File Number 1-4455

                         DOLE FOOD COMPANY, INC.
         ______________________________________________________
         (Exact name of registrant as specified in its charter)


            HAWAII                                  99-0035300
_______________________________              ___________________
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)              Identification No.)


                         31365 Oak Crest Drive
                  Westlake Village, California 91361
      _____________________________________________________
      (Address of principal executive offices and zip code)

                         (818) 879-6600
      _____________________________________________________
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X   No
                            _____   _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class             Shares Outstanding at July 3, 1996
 _____________________     __________________________________
 Common Stock, without                  60,065,886
       par value

                            DOLE FOOD COMPANY, INC.

                                     Index

                                                                      Page
                                                                      Number
                                                                      ------

Part I.   Financial Information

  Item 1.  Financial Statements

     Consolidated Statements of Income -- quarters and half
     years ended June 15, 1996 and June 17, 1995...................    3-4

     Consolidated Balance Sheets -- June 15, 1996 and
     December 30, 1995.............................................     5

     Consolidated Statements of Cash Flow -- half years
     ended June 15, 1996 and June 17, 1995.........................     6

     Notes to Consolidated Financial Statements....................     7

  Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations.................    8-9


Part II.  Other Information

  Item 3.  Legal Proceedings.......................................     10

  Item 4.  Submission of Matters to a Vote of Security Holders.....    10-11

  Item 6.  Exhibits and Reports on Form 8-K........................     11

  Signatures.......................................................     12

                                    PART I.
                             FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

                            DOLE FOOD COMPANY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                       (in 000s, except per share amounts)


                                                         Quarter Ended
                                                   ------------------------
                                                    June 15,       June 17,
                                                      1996          1995
                                                  ----------     ----------

Revenue                                           $1,041,191     $1,068,814
Cost of products sold                                861,599        885,391
                                                  ----------     ----------
  Gross margin                                       179,592        183,423
Selling, marketing and administrative
   expenses                                           88,423        107,209
                                                  ----------     ----------
  Operating income                                    91,169         76,214

Interest expense                                     (16,382)       (20,772)
Interest income                                        1,419            968
Other income (expense) - net                           1,374         (3,110)
Net gain on assets sold or held for disposal               -         61,655
                                                  ----------     ----------

Income from continuing operations,
   before income taxes                                77,580        114,955

Income taxes                                         (14,000)       (39,100)
                                                  ----------     ----------

Income from continuing operations                     63,580         75,855

Income from discontinued operations,
   net of income taxes                                     -          2,807
                                                  ----------     ----------

Net income                                        $   63,580     $   78,662
                                                  ----------     ----------
                                                  ----------     ----------

Earnings per common share:
   Continuing operations                          $     1.05     $     1.27
   Discontinued operations                                 -            .05
                                                  ----------     ----------

Net income per common share                       $     1.05     $     1.32
                                                  ----------     ----------
                                                  ----------     ----------

Average number of common shares outstanding           60,476         59,698
                                                  ----------     ----------
                                                  ----------     ----------



             See Notes to Consolidated Financial Statements.

                            DOLE FOOD COMPANY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                       (in 000s, except per share amounts)


                                                        Half Year Ended
                                                   ------------------------
                                                    June 15,       June 17,
                                                      1996          1995
                                                  ----------     ----------

Revenue                                           $1,855,629     $1,917,938
Cost of products sold                              1,549,047      1,583,766
                                                  ----------     ----------
  Gross margin                                       306,582        334,172
Selling, marketing and administrative
   expenses                                          168,238        203,212
                                                  ----------     ----------
  Operating income                                   138,344        130,960

Interest expense                                     (33,384)       (44,863)
Interest income                                        3,603          3,184
Other income (expense) - net                           5,526         (3,970)
Net gain on assets sold or held for disposal               -         61,655
                                                  ----------     ----------

Income from continuing operations,
   before income taxes                               114,089        146,966

Income taxes                                         (20,500)       (46,700)
                                                  ----------     ----------

Income from continuing operations                     93,589        100,266

Income from discontinued operations,
  net of income taxes                                      -          2,017
                                                  ----------     ----------

Net income                                        $   93,589     $  102,283
                                                  ----------     ----------
                                                  ----------     ----------

Earnings per common share
   Continuing operations                          $     1.55     $     1.68
   Discontinued operations                                 -            .03
                                                  ----------     ----------

Net income per common share                       $     1.55     $     1.71
                                                  ----------     ----------
                                                  ----------     ----------

Average number of common shares outstanding           60,393         59,705
                                                  ----------     ----------
                                                  ----------     ----------




             See Notes to Consolidated Financial Statements.

                            DOLE FOOD COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                    (in 000s)



                                                     June 15,       December 30,
                                                       1996             1995
                                                    (Unaudited)      (Audited)
                                                    -----------     -----------

Current assets
  Cash and short-term investments                    $   35,173      $   72,151
  Receivables - net                                     507,618         462,303
  Inventories
     Finished products                                  204,418         179,390
     Raw materials and work in progress                 152,406         216,830
     Growing crop costs                                  40,479          51,980
     Packing materials                                   23,337          25,227
     Operating supplies and other                        94,513          86,233
                                                     ----------      ----------
                                                        515,153         559,660
Prepaid expenses                                         55,702          43,087
                                                     ----------      ----------
         Total current assets                         1,113,646       1,137,201

Investments                                              62,147          63,319
Property, plant and equipment - net                   1,022,907       1,016,991
Long-term receivables - net                              34,495          28,409
Other assets                                            182,576         196,272
                                                     ----------      ----------
                                                     $2,415,771      $2,442,192
                                                     ----------      ----------
                                                     ----------      ----------
Current liabilities
  Notes payable                                      $    8,778      $   21,778
  Current portion of long-term debt                       1,934           1,779
  Accounts payable and accrued liabilities              649,291         633,333
                                                     ----------      ----------
         Total current liabilities                      660,003         656,890

Long-term debt                                          790,179         895,998
Other long-term liabilities                             354,258         354,545
Minority interests                                       24,919          26,324
Common shareholders' equity
  Common stock                                          320,697         320,497
  Additional paid-in capital                            176,036         170,266
  Retained earnings                                     139,865          58,269
  Cumulative foreign currency translation
     adjustment                                         (50,186)        (40,597)
                                                     ----------      ----------
         Total common shareholders' equity              586,412         508,435
                                                     ----------      ----------
                                                     $2,415,771      $2,442,192
                                                     ----------      ----------
                                                     ----------      ----------


                 See Notes to Consolidated Financial Statements.

                            DOLE FOOD COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                               (Unaudited)
                                (in 000s)

                                                       Half Year Ended
                                                    ----------------------
                                                     June 15,    June 17,
                                                       1996        1995
                                                    ---------    ---------
Operating activities
  Income from continuing operations                 $  93,589    $ 100,266
  Adjustments to continuing operations
    Depreciation and amortization                      51,271       52,936
    Equity earnings, net of distributions              (1,914)        (930)
    Net gain on assets sold or held for disposal            -      (61,655)
    Provision for deferred income taxes                11,908       14,549
    Other                                              (4,054)         969
    Change in operating assets and liabilities
      Receivables - net                               (50,444)      (5,908)
      Inventories                                      44,606           11
      Prepaid expenses                                (12,615)     (14,269)
      Accounts payable and accrued liabilities         15,958      128,381
      Other                                            (9,206)       1,967
                                                    ---------    ---------
  Cash flow from operating activities
    of continuing operations                          139,099      216,317
  Cash flow used in operating activities
    of discontinued operations                              -       (7,149)
                                                    ---------    ---------
  Cash flow from operating activities                 139,099      209,168

Investing activities
  Capital additions                                   (34,973)     (56,510)
  Proceeds from sales of businesses and assets          9,676      376,553
  Businesses acquired, net of acquired cash           (32,578)     (10,196)
  Sales (purchases) of investments - net                6,485       (6,808)
  Other                                                     -          735
                                                    ---------    ---------
  Cash flow (used in) from investing activities
    of continuing operations                          (51,390)     303,774
  Cash flow used in investing activities
    of discontinued operations                              -       (5,803)
                                                    ---------    ---------
  Cash flow (used in) from investing
    activities                                        (51,390)     297,971

Financing activities
  Short-term repayments - net                         (13,000)     (41,661)
  Long-term repayments - net                         (105,664)    (448,735)
  Cash dividends paid                                 (11,993)     (11,897)
  Issuance of common stock                              5,970          178
                                                    ---------    ---------
  Cash flow used in financing activities
    of continuing operations                         (124,687)    (502,115)
  Cash flow used in financing activities
    of discontinued operations                              -         (728)
                                                    ---------    ---------
  Cash flow used in financing activities             (124,687)    (502,843)

(Decrease) increase in cash and short-term
  investments                                         (36,978)       4,296
Cash and short-term investments at beginning
  of period                                            72,151       45,162
                                                    ---------    ---------
Cash and short-term investments at end of period    $  35,173    $  49,458
                                                    ---------    ---------
                                                    ---------    ---------


             See Notes to Consolidated Financial Statements.

                        DOLE FOOD COMPANY, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


  1. In the opinion of management, the accompanying unaudited consolidated financial statements of Dole Food Company, Inc. (the "Company") include all adjustments necessary to present fairly its financial position as of June 15, 1996, its results of operations for the quarter and half year then ended, and cash flow for the half year then ended. Interim results are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full year.

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

  2. The Company declared and paid cash dividends on its common stock of approximately $12.0 million during the first half of 1996.
     During the first half of 1995, the Company declared cash dividends on its common stock of approximately $5.9 million and paid cash dividends of approximately $11.9 million. The cash dividends represent the regular quarterly dividend of 10 cents per share.

  3. The Company paid interest of $34.1 million in the first half of 1996 and $57.8 million for the same period in 1995. The Company received income tax refunds (net of income taxes paid) of $12.1 million for the first half of 1996 and paid income taxes (net of refunds) of $9.9 million for the first half of 1995.

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

                            DOLE FOOD COMPANY, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities during the first half of 1996 provided $139.1 million of cash, primarily due to operating results.

The Company had a net reduction in borrowings in the first half of 1995 due to proceeds of approximately $133 million generated from the sale and leaseback of certain vessels and proceeds of approximately $233 million from the sale of the worldwide juice and juice beverage business.

As a result of the significant reduction in debt, on June 5, 1996, the Company voluntarily reduced the commitments outstanding under its existing credit facility from $1 billion to $600 million. In addition, the Company has received commitments for a new $600 million five-year revolving credit facility which will replace the existing facility. At June 15, 1996, the Company had net borrowings outstanding of approximately $65 million under the $600 million credit facility. The Company also borrows under uncommitted lines of credit at rates offered from time to time by various banks that may or may not be lenders under the $600 million credit facility.

During the first half of 1996, the Company completed certain acquisitions of various food operations primarily located in Europe for a total cash purchase price of approximately $32.6 million.

Capital expenditures totaled approximately $35.0 million for the first half of 1996 compared to approximately $56.5 million for the first half of 1995. The 1996 expenditures were invested in various business expansions and modernization of existing facilities.

RESULTS OF OPERATIONS

Net income for the first half of 1996 increased to $93.6 million or $1.55 per share compared to net income from continuing operations of $65.4 million or $1.10 per share for the first half of 1995, excluding the net gain on assets sold or held for disposal. Net income for the second quarter of 1996 increased to $63.6 million or $1.05 per share compared to net income from continuing operations of $41.0 million or 69 cents per share for the second quarter of 1995, excluding the net gain on assets sold or held for disposal.

Revenue for the first half of 1996 totaled $1.86 billion, compared to revenue from continuing operations of $1.80 billion for the same period in 1995, excluding revenue of $119.4 million from the beverage and pistachio businesses which were sold in 1995. Second quarter 1996 revenue increased to $1.04 billion compared to revenue from continuing operations of $1.01 billion for the second quarter of 1995, excluding revenue of $59.4 million from the beverage and pistachio businesses. The growth in revenue is primarily attributable to volume increases in the banana and value added, pre-cut salad operations, and business acquisitions and joint ventures.

                           DOLE FOOD COMPANY, INC.

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

               FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS  (CONT'D)

Selling, marketing and administrative expenses decreased $35.0 million to $168.2 million or 9% of revenue for the first half of 1996, compared to 11% of revenue for the first half of 1995 and decreased $18.8 million to $88.4 million or 8% of revenue for the second quarter of 1996 compared to 10% of revenue for the second quarter of 1995. The decrease in expenses was primarily due to the sale of the beverage business.

Operating income increased to $138.3 million for the first half of 1996 compared to operating income from continuing operations of $131.0 million for the first half of 1995. For the second quarter of 1996, operating income increased to $91.2 million compared to operating income from continuing operations of $76.2 million for the same quarter of 1995. Higher earnings for the first half and second quarter of 1996 were primarily related to improved performance in bananas, fresh and processed pineapple and value added, precut salad businesses. However, overall results were adversely impacted by the weaker yen during the second quarter of 1996 compared to the second quarter of 1995. Additionally, in 1995 the fresh vegetable business posted higher earnings due to temporary market conditions resulting from the March 1995 California floods.

Interest expense, net of interest income, decreased to $29.8 million for the first half of 1996 from $41.7 million for the first half of 1995 primarily as a result of lower average debt levels.

Other income of $5.5 million for the first half of 1996 and $1.4 million for the second quarter of 1996 was primarily from a gain on the sale of certain investments, and earnings from joint ventures, respectively.

The Company's effective tax rate decreased to 18% for the first half of 1996 from 23% for continuing operations for the first half of 1995, excluding the impact of the net gain on assets sold or held for disposal, primarily as a result of the 1995 real estate and resorts business distribution which caused a change in the mix of the Company's foreign and domestic earnings.

                      PART II. OTHER INFORMATION

                        DOLE FOOD COMPANY, INC.


Item 3. Legal Proceedings

In the Company's Form 10-K for the year ended December 30, 1995, the Company described certain lawsuits that had been filed in Texas against some of the manufacturers of a formerly widely used agricultural chemical called DBCP, the Company and several of its competitors. In these lawsuits, a large number of foreign nationals allege personal injuries caused by contact with DBCP. The plaintiffs claim that during the 1960's and 1970's they were employees of Company subsidiaries, competitors and independent local growers. In October 1995, four of the six cases pending in Texas state courts were dismissed by the Texas federal court on the grounds that the plaintiffs' home countries are the more appropriate forums for the claims. This dismissal involved approximately 75% of the Texas plaintiffs, many of whom have now filed claims in their home countries. The remaining two cases were remanded to Texas state courts. In March 1996, one of these remaining cases was removed to federal court, and in June 1996, the court denied a motion to have the case remanded back to state court. Similar DBCP actions were filed in Louisiana state court in June 1995 by plaintiffs from some of the same foreign countries. The Louisiana cases were removed to federal court where defendants have filed a motion to dismiss on the same grounds successfully asserted in the Texas dismissal action. In May 1996, additional DBCP actions were filed in Mississippi state court. These cases have been removed to federal court. As to all such matters, the Company has denied liability and asserted substantial defenses. In the opinion of management, after consultation with outside counsel, the pending lawsuits are not expected to have a material adverse effect on the Company's financial position or results of operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Dole Food Company, Inc. held its Annual Meeting of Stockholders (the "Meeting") on May 9, 1996, at which the Company's stockholders voted: (1) to elect the nominated slate of seven directors, each to serve until the next meeting and until his or her successor has been duly elected and qualified: Elaine L. Chao, Mike Curb, David A. DeLorenzo, Richard M. Ferry, James F. Gary, Zoltan Merszei and David H. Murdock; (2) to approve amendments to the Company's 1991 Stock Option and Award Plan; (3) to approve the Company's Non-Employee Directors Deferred Stock and Cash Compensation Plan and (4) to elect Arthur Andersen LLP as the Company's independent public accountants and auditors for the 1996 fiscal year.

Holders of record of the Company's common stock as of March 22, 1996 were entitled to vote at the Meeting. On March 22, 1996, there were 59,991,726 shares of common stock outstanding and entitled to vote and 54,312,175 of such shares were represented at the Meeting. Each of the directors received at least 99.0% of the shares cast in favor of his or her election. The shares cast for each director are as follows: Elaine L. Chao: 53,914,930 shares for and 397,245 shares withheld; Mike Curb: 53,915,769 shares for and 396,406 shares withheld; David A. DeLorenzo: 53,797,876 shares for and 514,299 shares withheld; Richard M. Ferry: 53,929,224 shares for and 382,951 shares withheld; James F. Gary: 53,910,146 shares for and 402,029 shares withheld; Zoltan Merszei: 53,889,478 shares for and 422,697 shares withheld; and David H. Murdock: 53,754,424 shares for and 557,751 shares withheld. With respect to the amendments to the Company's 1991 Stock Option and Award Plan, the shares cast were 38,303,827 shares for, 15,609,561 shares against, and 398,787 shares in abstention. With respect to the Non-Employee Directors Deferred Stock and Cash Compensation Plan, the shares cast were 52,529,276 shares for, 1,351,020 shares against, and 431,879 shares in abstention. With respect to the election of Arthur Andersen LLP, the shares cast were 54,034,517 shares for, 118,685 shares against, and 158,973 shares in abstention.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

      Exhibit                                               Page
        No.                                                Number
      -------                                              ------
        11    Computations of earnings per common share     13-14

        27    Financial data schedule

    (b) No reports on Form 8-K were filed for the quarter ended June 15, 1996.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          DOLE FOOD COMPANY, INC.
                                                Registrant




July 10, 1996                         By    /s/ MICHAEL S. KARSNER
                                       ---------------------------------
                                                Michael S. Karsner
                                              Senior Vice President -
                                             Chief Financial Officer



                                     By    /s/ PATRICIA A. MCKAY
                                       ---------------------------------
                                                Patricia A. McKay
                                             Vice President - Finance
                                                  and Controller