Form 10-Q
period 1996-10-05
DOLE FOOD COMPANY INC
filed 1996-11-19
CIK 18169

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(mark one)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended October 5, 1996

                              OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to
                                    ------------  ------------

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

                                 (818) 879-6600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X     No
                                    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                          Shares Outstanding at November 8, 1996
-----------------------                 --------------------------------------
 Common Stock, without                                 60,082,051
       par value

                            DOLE FOOD COMPANY, INC.

                                      Index


                                                                        Page
                                                                       Number
                                                                       ------


Part I.   Financial Information

  Item 1.  Financial Statements

     Consolidated Statements of Income -- quarter and three
     quarters ended October 5, 1996 and October 7, 1995. . . . . . . .    3-4

     Consolidated Balance Sheets -- October 5, 1996 and
     December 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . .     5

     Consolidated Statements of Cash Flow -- three quarters
     ended October 5, 1996 and October 7, 1995 . . . . . . . . . . . .     6

     Notes to Consolidated Financial Statements. . . . . . . . . . . .    7-8

  Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations . . . . . . . . . .   9-10


Part II.  Other Information

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .    11

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .   12-14

  Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15

                                     PART I.
                              FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

                            DOLE FOOD COMPANY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                       (in 000s, except per share amounts)


                                                         Quarter Ended
                                                  -----------------------------
                                                     October 5,     October 7,
                                                        1996           1995
                                                  -------------  --------------

Revenue                                             $1,093,586      $1,048,594
Cost of products sold                                  937,625         899,838
                                                    ----------      ----------
  Gross margin                                         155,961         148,756
Selling, marketing and administrative
   expenses                                            108,072         106,596
                                                    ----------      ----------
  Operating income                                      47,889          42,160

Interest expense                                       (19,903)        (20,834)
Interest income                                          2,997           2,333
Other income (expense) - net                            (2,917)         (2,681)
                                                    ----------      ----------

Income from continuing operations,
   before income taxes                                  28,066          20,978

Income taxes                                            (5,100)         (6,700)
                                                    ----------      ----------

Income from continuing operations                       22,966          14,278
                                                    ----------      ----------

Discontinued operations:
  Loss from discontinued operations,
   net of income taxes benefit of $70,952                    -        (102,104)

Distribution expenses, net of income taxes
   benefit of $2,050                                         -          (2,950)
                                                    ----------      ----------

Loss from discontinued operations                            -        (105,054)
                                                    ----------      ----------

Net income (loss)                                   $   22,966      $  (90,776)
                                                    ----------      ----------
                                                    ----------      ----------

Earnings (loss) per common share:
   Continuing operations                            $     0.38      $     0.24
   Discontinued operations                                   -           (1.76)
                                                    ----------      -----------
Net income (loss) per common share                  $     0.38      $    (1.52)
                                                    ----------      -----------

Average number of common shares outstanding             60,630          59,834
                                                    ----------      -----------
                                                    ----------      -----------


                 See Notes to Consolidated Financial Statements.

                            DOLE FOOD COMPANY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                       (in 000s, except per share amounts)


                                                       Three Quarters Ended
                                                    ----------------------------
                                                    October 5,      October 7,
                                                       1996            1995
                                                    ----------      ----------

Revenue                                             $2,949,215      $2,966,532
Cost of products sold                                2,486,672       2,483,604
                                                    ----------      ----------
  Gross margin                                         462,543         482,928
Selling, marketing and administrative
   expenses                                            276,310         309,808
                                                    ----------      ----------
  Operating income                                     186,233         173,120

Interest expense                                       (53,287)        (65,697)
Interest income                                          6,600           5,517
Other income (expense) - net                             2,609          (6,651)
Net gain on assets sold or held for disposal                 -          61,655
                                                    ----------      ----------

Income from continuing operations,
   before income taxes                                 142,155         167,944

Income taxes                                           (25,600)        (53,400)
                                                    ----------      ----------

Income from continuing operations                      116,555         114,544
                                                    ----------      ----------
Discontinued operations:
  Loss from discontinued operations,
   net of income taxes benefit of $69,552                    -        (100,087)

Distribution expenses, net of income taxes
   benefit of $2,050                                         -          (2,950)
                                                    ----------      ----------

Loss from discontinued operations                            -        (103,037)
                                                    ----------      ----------

Net income                                          $  116,555     $    11,507
                                                    ----------      ----------
                                                    ----------      ----------
Earnings (loss) per common share:
   Continuing operations                            $     1.93     $      1.92
   Discontinued operations                                   -           (1.73)
                                                    ----------      ----------

Net income per common share                         $     1.93     $      0.19
                                                    ----------      ----------
                                                    ----------      ----------

Average number of common shares outstanding             60,472          59,741
                                                    ----------      ----------
                                                    ----------      ----------


                 See Notes to Consolidated Financial Statements.

                            DOLE FOOD COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                    (in 000s)



                                                    October 5,      December 30,
                                                      1996              1995
                                                   (Unaudited)       (Audited)
                                                   -----------      ------------
Current assets
  Cash and short-term investments                   $   31,057      $   72,151
  Receivables - net                                    467,790         462,303
  Inventories
     Finished products                                 186,498         179,390
     Raw materials and work in progress                174,485         216,830
     Growing crop costs                                 33,555          51,980
     Packing materials                                  21,526          25,227
     Operating supplies and other                       97,363          86,233
                                                    ----------      ----------
                                                       513,427         559,660
  Prepaid expenses                                      44,251          43,087
                                                    ----------      ----------
        Total current assets                         1,056,525       1,137,201

Investments                                             75,514          63,319
Property, plant and equipment - net                  1,021,414       1,016,991
Long-term receivables - net                             48,814          28,409
Other assets                                           184,131         196,272
                                                    ----------      ----------
                                                    $2,386,398      $2,442,192
                                                    ----------      ----------
                                                    ----------      ----------
Current liabilities
  Notes payable                                     $   13,319      $   21,778
  Current portion of long-term debt                      1,567           1,779
  Accounts payable and accrued liabilities             614,946         633,333
                                                    ----------      ----------
        Total current liabilities                      629,832         656,890

Long-term debt                                         781,104         895,998
Other long-term liabilities                            349,196         354,545
Minority interests                                      26,556          26,324
Common shareholders' equity
  Common stock                                         320,819         320,497
  Additional paid-in capital                           179,617         170,266
  Retained earnings                                    156,813          58,269
  Cumulative foreign currency translation
    adjustment                                         (57,539)        (40,597)
                                                    ----------      ----------
        Total common shareholders' equity              599,710         508,435
                                                    ----------      ----------
                                                    $2,386,398      $2,442,192
                                                    ----------      ----------
                                                    ----------      ----------


               See Notes to Consolidated Financial Statements.

                            DOLE FOOD COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                    (in 000s)

                                                        Three Quarters Ended
                                                   -----------------------------
                                                    October 5,       October 7,
                                                       1996              1995
                                                    ----------       -----------
Operating activities
  Income from continuing operations                 $  116,555      $  114,544
  Adjustments to continuing operations
     Depreciation and amortization                      84,883          87,348
     Equity earnings, net of distributions              (2,258)         (1,551)
     Net gain on assets sold or held for
      disposal                                          (3,383)        (61,655)
     Provision for deferred income taxes                13,727           6,800
     Change in operating assets and
      liabilities
       Receivables - net                               (28,576)         59,687
       Inventories                                      45,268            (308)
       Prepaid expenses                                 (1,208)        (10,075)
       Accounts payable and accrued liabilities        (28,475)         67,396
       Other                                           (13,928)        (46,472)
                                                    -----------     -----------

  Cash flow from operating activities
     from continuing operations                        182,605         215,714
  Cash flow used in operating activities
     from discontinued operations                            -          (5,031)
                                                    -----------     -----------
  Cash flow from operating activities                  182,605         210,683

Investing activities
  Capital additions                                    (71,004)        (73,981)
  Proceeds from sales of businesses and assets          23,731         383,799
  Businesses acquired, net of acquired cash            (39,178)        (10,196)
  Sales (purchases) of investments - net                (6,789)        (11,318)
  Other                                                      -           4,384
                                                    -----------     -----------
  Cash flow (used in) from investing activities
     of continuing operations                          (93,240)        292,688
  Cash flow used in investing activities
     of discontinued operations                              -          (8,576)
                                                    -----------     -----------
  Cash flow (used in) from investing
     activities                                        (93,240)        284,112

Financing activities
  Short-term debt repayments - net                      (7,243)        (35,504)
  Long-term debt repayments - net                     (114,878)       (458,874)
  Cash dividends paid                                  (18,011)        (17,875)
  Issuance of common stock                               9,673          4,330
                                                    -----------     -----------
  Cash flow used in financing activities
     of continuing operations                         (130,459)       (507,923)
  Cash flow used in financing activities
     of discontinued operations                              -            (848)
                                                    -----------     -----------
  Cash flow used in financing activities              (130,459)       (508,771)

Decrease in cash and short-term
     investments                                       (41,094)        (13,976)
Cash and short-term investments at beginning
     of period                                          72,151          45,162
                                                    -----------     -----------
Cash and short-term investments at end
 of period                                          $   31,057      $   31,186
                                                    -----------     -----------
                                                    -----------     -----------


                 See Notes to Consolidated Financial Statements.

                             DOLE FOOD COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements of Dole Food Company, Inc. (the "Company") include all adjustments necessary to present fairly its financial position as of October 5, 1996, its results of operations for the quarter and three quarters then ended, and cash flow for the three quarters then ended. Interim results are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full year.

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

2. The Company declared and paid cash dividends on its common stock of approximately $18.0 million during the first three quarters of 1996. During the first three quarters of 1995, the Company declared and paid cash dividends on its common stock of approximately $17.9 million.
     The cash dividends represent the regular quarterly dividend of 10 cents per share.

3. The Company paid interest of $53.9 million during the first three quarters of 1996 and $87.8 million for the same period in 1995. The Company received income tax refunds (net of income taxes paid) of $6.8 million for the first three quarters of 1996 and paid income taxes (net of refunds) of $43.7 million for the first three quarters of 1995.

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

                             DOLE FOOD COMPANY, INC.

                                   (Unaudited)

5. During the third quarter of 1995, the Company elected to adopt Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS 121"), which requires an impaired property to be written down to fair value. The Company reviewed certain of its real estate and resort properties to determine whether expected future cash flows (undiscounted and without interest charges) from each property would result in the recovery of the carrying amount of such property. Certain adverse developments affecting the Lana'i resort properties which occurred subsequent to the Company's 1994 year end caused management to substantially lower its estimates of future cash flow and led to a determination that the Lana'i resort properties were impaired. In accordance with SFAS 121, an impairment loss of $103.8 million after tax was recorded as part of discontinued operations in the accompanying 1995 statement of income.

                            DOLE FOOD COMPANY, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities during the first three quarters of 1996 provided $183 million of cash, primarily due to operating results.

The Company had a net reduction in borrowings in the first three quarters of 1995 due to proceeds of approximately $133 million generated from the sale and leaseback of certain vessels and proceeds of approximately $233 million from the sale of the worldwide juice and juice beverage business.

As a result of the significant reduction in debt, the Company entered into a new $600 million five-year revolving credit facility which replaced the previous $1 billion facility. At October 5, 1996, the Company had no borrowings outstanding under the $600 million credit facility. The Company also borrows under uncommitted lines of credit at rates offered from time to time by various banks that may or may not be lenders under the $600 million credit facility. At October 5, 1996, borrowings outstanding under uncommitted lines totaled approximately $55 million.

During the first three quarters of 1996, the Company completed certain acquisitions of and investments in various food operations located in Europe and Latin America for a total cash purchase price of approximately $52 million.

Capital expenditures totaled approximately $71 million for the first three quarters of 1996 compared to approximately $74 million for the first three quarters of 1995. The 1996 expenditures were invested in various business expansions and capital maintenance and replacement projects.

RESULTS OF OPERATIONS

Net income for the first three quarters of 1996 increased to $116.6 million or $1.93 per share compared to net income from continuing operations of $81.6 million or $1.37 per share for the first three quarters of 1995, excluding the net gain on assets sold or held for disposal. Net income for the third quarter of 1996 increased to $23.0 million or 38 cents per share compared to net income from continuing operations of $16.2 million or 27 cents per share for the third quarter of 1995, excluding the income tax effect of the net gain on assets sold or held for disposal.

Revenue for the first three quarters of 1996 totaled $2.95 billion, compared to revenue from continuing operations of $2.85 billion for the same period in 1995, excluding revenue of $122.0 million from the beverage and pistachio businesses which were sold in 1995. Third quarter 1996 revenue increased to $1.09 billion compared to revenue from continuing operations of $1.05 billion for the third quarter of 1995, excluding revenue of $2.7 million from the beverage and pistachio businesses. The growth in revenue is primarily attributable to volume increases in the banana and value added, pre-cut salad operations, and business acquisitions and joint ventures.

                            DOLE FOOD COMPANY, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS  (CONTINUED)

Selling, marketing and administrative expenses decreased $33.5 million to $276.3 million or 9% of revenue for the first three quarters of 1996, compared to 10% of revenue for the first three quarters of 1995. The decrease in expenses was primarily due to the sale of the beverage business. Selling, marketing and administrative expenses were $108.1 million or 10% of revenue for the third quarter of 1996 compared to 10% of revenue for the third quarter of 1995.

Operating income increased to $186.2 million for the first three quarters of 1996 compared to operating income from continuing operations of $173.1 million for the first three quarters of 1995. For the third quarter of 1996, operating income increased to $47.9 million compared to operating income from continuing operations of $42.2 million for the same quarter of 1995. Higher earnings for the first three quarters and third quarter of 1996 were primarily related to improved performance in the fresh and processed pineapple and value added, pre-cut salad businesses. Offsetting the higher results were weaknesses in the North American and European banana markets caused by industry-wide supply increases resulting from more favorable growing conditions. Overall results were also adversely impacted by the weaker yen during the first three quarters of 1996 compared to the first three quarters of 1995. Additionally, in 1995 the fresh vegetable business posted higher earnings due to temporary market conditions resulting from the March 1995 California floods.

Interest expense, net of interest income, decreased to $46.7 million for the first three quarters of 1996 from $60.2 million for the first three quarters of 1995 primarily as a result of lower average debt levels.

Other income of $2.6 million for the first three quarters of 1996 was primarily from a gain on the sale of certain investments, and earnings from joint ventures.

The Company's effective tax rate decreased to 18% for the first three quarters of 1996 from 23% for continuing operations for the first three quarters of 1995, excluding the impact of the net gain on assets sold or held for disposal, primarily as a result of the 1995 real estate and resorts business distribution which caused a change in the mix of the Company's foreign and domestic earnings.

                           PART II. OTHER INFORMATION

                             DOLE FOOD COMPANY, INC.


ITEM 1.  Legal Proceedings

In the Company's Form 10-Q for the quarter ended June 15, 1996, the Company described certain lawsuits that had been filed in Texas against some of the manufacturers of a formerly widely used agricultural chemical called DBCP, the Company and several of its competitors. In these lawsuits, a large number of foreign nationals allege personal injuries caused by contact with DBCP. The plaintiffs claim that during the 1960's and 1970's they were employees of Company subsidiaries, competitors and independent local growers. In October 1995, four of the six cases pending in Texas state courts were dismissed by the Texas federal court on the grounds that the plaintiffs' home countries are the more appropriate forums for the claims. This dismissal involved approximately 75% of the Texas plaintiffs, many of whom then filed claims in their home countries. Some of these foreign cases have been dismissed, and plaintiffs have moved to reinstate their claims in federal court in Texas. The remaining two cases pending in Texas federal court were remanded to Texas state courts. In March 1996, one of these remaining cases was removed to federal court, and in June 1996, the court denied a motion to have the case remanded back to state court. Similar DBCP actions were filed in Louisiana state court in June 1995 by plaintiffs from some of the same foreign countries. The Louisiana cases were removed to federal court but were remanded to state court in September, 1996. Plaintiffs recently dismissed one of these cases. In May 1996, additional DBCP actions were filed in Mississippi state court. These cases have been removed to
federal court.   As to all such matters, the Company has denied liability and asserted substantial defenses. In the opinion of management, after consultation with outside counsel, the pending lawsuits are not expected to have a material adverse effect on the Company's financial position or results of operations.

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

            27   Financial data schedule

     (b) No reports on Form 8-K were filed for the quarter ended October 5, 1996.

                                                                      EXHIBIT 11

                             DOLE FOOD COMPANY, INC.
                    Computations of Earnings per Common Share
                                   (Unaudited)
                       (in 000s, except per share amounts)


                                                            Quarter Ended
                                                      -------------------------
                                                      October 5,     October 7,
                                                         1996           1995
                                                      ----------     ----------
PRIMARY
  Income from continuing operations
    applicable to common shares                       $   22,966     $   14,278

  Loss from discontinued operations
    applicable to common shares                                -       (105,054)
                                                      ----------     ----------
  Net income (loss) applicable to common
    shares                                            $   22,966     $  (90,776)
                                                      ----------     ----------
                                                      ----------     ----------

  Average number of common shares outstanding
    during the period                                     60,108         59,764
    Add:
      Shares issuable upon exercise of stock
        options at average prices during the
        period                                               522             70
                                                      ----------     ----------
          Total primary shares                            60,630         59,834
                                                      ----------     ----------
                                                      ----------     ----------

Primary earnings (loss) per common share:
  Continuing operations                               $     0.38     $     0.24
  Discontinued operations                                      -          (1.76)
                                                      ----------     ----------
  Net income(loss)                                    $     0.38     $    (1.52)
                                                      ----------     ----------
                                                      ----------     ----------

FULLY DILUTED
  Income from continuing operations
    applicable to common shares                       $   22,966     $   14,278

  Loss from discontinued operations
    applicable to common shares                                -       (105,054)
                                                      ----------     ----------
  Net income (loss) applicable to common shares       $   22,966     $  (90,776)
                                                      ----------     ----------
                                                      ----------     ----------

  Average number of common shares outstanding
    during the period                                     60,108         59,764
    Add:
      Shares issuable upon exercise of stock
        options at higher of average prices
        or end of period prices                              522            234
                                                      ----------     ----------
          Total fully diluted shares                      60,630         59,998
                                                      ----------     ----------
                                                      ----------     ----------

  Fully diluted earnings (loss) per common share
    Continuing operations                             $     0.38     $     0.24
    Discontinued operations                                    -          (1.76)
                                                      ----------     ----------
  Net income (loss)                                   $     0.38     $    (1.52)
                                                      ----------     ----------
                                                      ----------     ----------

                                                                     EXHIBIT 11
                                                                     (Continued)

                             DOLE FOOD COMPANY, INC.
                    Computations of Earnings per Common Share
                                   (Unaudited)
                       (in 000s, except per share amounts)


                                                        Three Quarters Ended
                                                      -------------------------
                                                      October 5,     October 7,
                                                         1996           1995
                                                      ----------     ----------
PRIMARY
  Income from continuing operations
    applicable to common shares                       $  116,555     $  114,544

  Loss from discontinued operations
    applicable to common shares                                -       (103,037)
                                                      ----------     ----------
  Net income applicable to common shares              $  116,555         11,507
                                                      ----------     ----------
                                                      ----------     ----------

  Average number of common shares outstanding
    during the period                                     60,017         59,594
    Add:
      Shares issuable upon exercise of stock
        options at average prices during the
        period                                               455            147
                                                      ----------     ----------
          Total primary shares                            60,472         59,741
                                                      ----------     ----------
                                                      ----------     ----------

Primary earnings (loss) per common share:
  Continuing operations                               $     1.93     $     1.92
  Discontinued operations                                      -          (1.73)
                                                      ----------     ----------
  Net income                                          $     1.93     $     0.19
                                                      ----------     ----------
                                                      ----------     ----------


FULLY DILUTED
  Income from continuing operations
    applicable to common shares                       $  116,555     $  114,544

  Loss from discontinued operations
    applicable to common shares                                -       (103,037)
                                                      ----------     ----------
  Net income applicable to common shares              $  116,555     $   11,507
                                                      ----------     ----------
                                                      ----------     ----------

  Average number of common shares outstanding
    during the period                                     60,017         59,594
    Add:
      Shares issuable upon exercise of stock
        options at higher of average prices
        or end of period prices                              455            234
                                                      ----------     ----------
          Total fully diluted shares                      60,472         59,828
                                                      ----------     ----------
                                                      ----------     ----------

Fully diluted earnings (loss) per common share
  Continuing operations                               $     1.93     $     1.92
  Discontinued operations                                      -          (1.73)
                                                      ----------     ----------
  Net income                                          $     1.93     $     0.19
                                                      ----------     ----------
                                                      ----------     ----------

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             DOLE FOOD COMPANY, INC.
                                                  Registrant





November 18, 1996                            By    /s/ PATRICIA A. MCKAY
                                               ---------------------------
                                                       Patricia A. McKay
                                                  Vice President - Finance
                                                       and Controller