Form 10-Q/A
period 1996-10-05
DOLE FOOD COMPANY INC
filed 1996-11-26
CIK 18169

                                Washington, D.C. 20549

                                     FORM 10-Q/A

                                   AMENDMENT NO. 1

(mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES AND EXCHANGE ACT OF 1934

    For the quarterly period ended October 5, 1996

                           OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from_______________to_________________

Commission File Number 1-4455

                               DOLE FOOD COMPANY, INC.
             ------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


              HAWAII                                    99-0035300
-----------------------------------              -----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

                                31365 Oak Crest Drive
                         Westlake Village, California  91361
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

                                  Yes  X    No
                                       ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                Shares Outstanding at November 8, 1996
----------------------       --------------------------------------
Common Stock, without                    60,082,051
      par value

Item 6.  Exhibits and Reports on Form 8-K
    (a)  Exhibits:

         Exhibit                                                           Page
           No.                                                            Number
         -------                                                          ------

         4.1 Credit Agreement dated as of July 29, 1996 among the Company, Dole Fresh Fruit International, Limited,
              Solvest, Ltd., The Chase Manhattan Bank, as
              Administrative Agent and Lender, Citibank, N.A., as Documentation Agent and Lender, Bank of America National Trust & Savings Association, as Syndication Agent and Lender and the other financial institutions which are Lenders thereunder, relating to the Company's $600,000,000 revolving credit facility.

         11   Computations of earnings per common share

         27   Financial data schedule

    (b) No reports on Form 8-K were filed for the quarter ended October 5, 1996.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 DOLE FOOD COMPANY, INC.
                                                         Registrant




November 26, 1996                           By  /s/ PATRICIA A. MCKAY
                                                --------------------------------
                                                      Patricia A. McKay
                                                   Vice President - Finance
                                                        and Controller