Form 10-K
period 1996-12-31
DOLE FOOD COMPANY INC
filed 1997-03-28
CIK 18169

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

FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM             TO             .

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

                                             NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                   ON WHICH REGISTERED
------------------------------------  ------------------------------------
                                            New York Stock Exchange
                                             Pacific Stock Exchange
     Common Stock, No Par Value

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 1997 was approximately $1,884,647,749.

    The number of shares of Common Stock outstanding as of March 18, 1997 was 59,885,934.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's 1996 Annual Report to Stockholders for the year ended December 28, 1996 are incorporated by reference into Parts I, II and IV.

    Portions of the registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DOLE FOOD COMPANY, INC.
                                   FORM 10-K
                      FISCAL YEAR ENDED DECEMBER 28, 1996
                               TABLE OF CONTENTS

 ITEM NUMBER
IN FORM 10-K                                                                                               PAGE
-------------                                                                                           ----------
                                                      PART I
1.             Business...............................................................................           1
2.             Properties.............................................................................           6
3.             Legal Proceedings......................................................................           8
4.             Submission of Matters to a Vote of Security Holders; Executive Officers of the
                 Registrant...........................................................................           8

                                                     PART II
5.             Market for the Registrant's Common Equity and Related Stockholder Matters..............          10
6.             Selected Financial Data................................................................          10
7.             Management's Discussion and Analysis of Financial Condition and Results of
                 Operations...........................................................................          10
8.             Financial Statements and Supplementary Data............................................          10
9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...          10

                                                     PART III
10.            Directors and Executive Officers of the Registrant.....................................          10
11.            Executive Compensation.................................................................          11
12.            Security Ownership of Certain Beneficial Owners and Management.........................          11
13.            Certain Relationships and Related Transactions.........................................          11

                                                     PART IV
14.            Exhibits, Financial Statement Schedules and Reports on Form 8-K........................          11
(a)            1.  Index to Financial Statements......................................................          11
               2.  Index to Financial Statement Schedules.............................................          11
               3.  Exhibits...........................................................................          12
(b)            Reports on Form 8-K....................................................................          13
                                                                                                                14
Signatures............................................................................................
                                                                                                           F-1-F-2
Financial Statements and Financial Statement Schedules................................................

                                     PART I

ITEM 1.  BUSINESS

    Dole Food Company, Inc. was founded in Hawaii in 1851 and was incorporated under the laws of Hawaii in 1894. Unless the context otherwise requires, Dole Food Company, Inc. and its consolidated subsidiaries are referred to herein as the "Company" and "Dole".

    The Company's principal executive offices are located at 31365 Oak Crest Drive, Westlake Village, California 91361, telephone (818) 879-6600. At December 28, 1996, the Company had approximately 46,000 full-time employees worldwide. The Company is engaged in food production and distribution. Dole is one of the largest companies engaged in the worldwide sourcing, growing, processing, distributing and marketing of high quality, branded fresh produce. The Company sources, grows, processes or markets fruits, vegetables, nuts and beverages in the following locations: North America, Latin America, Asia and Europe.

    The Company's food operations are described below. For detailed financial information with respect to the Company's business and its operations, see the Company's Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, which are included in its 1996 Annual Report for the fiscal year ended December 28, 1996 (the "Dole Annual Report") and incorporated by reference in Part II of this report.

                                      FOOD

GENERAL

    Dole is engaged in the worldwide sourcing, growing, processing, distributing and marketing of high quality, branded fresh produce. Dole provides retail and institutional customers and other food product companies with high quality products bearing the DOLE-Registered Trademark- trademark which are produced and improved through research, agricultural assistance and advanced harvesting, processing, packing, cooling, shipping and marketing techniques.

    Dole is one of the world's largest producers of bananas and pineapples. Dole is also a major marketer of citrus and table grapes worldwide and an industry leader in iceberg lettuce, celery, cauliflower and broccoli and in value-added, pre-cut salads and vegetables. Dole also processes California almonds and dates.

    Dole's products are produced both directly on Company-owned or leased land and through associated producer and independent grower arrangements pursuant to which Dole provides varying degrees of farming, harvesting, packing, storing, shipping, stevedoring and marketing services, as well as financing through advances to growers of certain products. Fresh fruit and vegetable products, almonds and processed pineapple products are, for the most part, packed and/or processed directly by Dole.

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

    The markets for all of Dole's products are highly competitive. In order to compete successfully, Dole sources products of high quality and seeks to distribute them in worldwide markets on a timely basis. Dole's competitors in the fresh fruit business include a limited number of large international food companies, as well as a large number of smaller independent food companies, grower cooperatives and foreign government-sponsored producers which have intensified competition in recent years. With respect to vegetables, a limited number of grower-shippers in the United States and Mexico supply a significant portion of the domestic fresh vegetable market. However, numerous smaller independent distributors also compete with Dole in the market for fresh vegetables. With respect to processed pineapple, Dole competes against a limited number of large U.S. companies, as well as a substantial number of foreign competitors and independent canners. Dole's citrus and dried fruit and nut products compete in North America primarily against large grower processing and marketing cooperatives with strong brand recognition.

    Dole's earnings from its fresh fruit, fresh vegetable and dried fruit and nut operations are sensitive to fluctuations in the volatile market prices for these products. Excess supplies often cause severe price competition. Growing conditions in various parts of the world, particularly weather conditions such as floods, droughts and freezes, and diseases and pests are primary factors affecting market prices because of their influence on supply and quality of product. Other factors affecting Dole's operations include the seasonality of its supplies, the ability to process products during critical harvest periods, the timing and effects of ripening, the degree of perishability, the effectiveness of worldwide distribution systems, the terms of various federal and state marketing orders, total worldwide industry volumes, the seasonality of consumer demand, foreign currency exchange fluctuations, foreign importation restrictions and foreign political risks.

PRODUCTS

    Dole sources, distributes and markets fresh fruit products including bananas, pineapples, table grapes, apples, pears, plums, oranges, grapefruit, lemons, mangoes, kiwi, tangelos, melons, cherries and other deciduous, tropical and citrus fruits.

    Dole sources, harvests, cools, distributes and markets more than 20 different types of fresh vegetable products, including iceberg lettuce, red and green leaf lettuce, romaine lettuce, butter lettuce, celery, cauliflower, broccoli, carrots, brussels sprouts, spinach, red and green onions, asparagus, snow peas, artichokes, strawberries and raspberries. Dole also markets value-added products such as iceberg lettuce based salad mixes, specialty lettuce based salad mixes, complete salad kits which include dressing and condiments, blends of specialty lettuces, red cabbage, peeled mini-carrots, shredded carrots, shredded red cabbage and coleslaw.

    Dole sources, processes and markets dates and almonds and markets raisins and prunes.

    Dole's fresh fruit and vegetable products and its consumer dried fruit and nut products are marketed under the DOLE brand, under other brand names owned by the Company, and, in some cases, under private labels.

    Dole produces and markets processed food products including sliced, chunk, tidbit and crushed pineapple in cans, as well as tropical fruit salad, and markets mandarin oranges. Dole also markets DOLE-Registered Trademark- canned pineapple juice and pineapple juice blend beverages and DOLEWHIP-TM-, a soft-serve, non-dairy dessert, is manufactured and marketed by Precision Food under license from Dole.

    Dole's products are marketed through more than 50 direct selling offices in North America, approximately 50 in Europe, five in Japan, one each in Hong Kong, Korea, the Middle East and the Philippines, as well as through independent brokers.

DOLE NORTH AMERICA

    DOLE NORTH AMERICA distributes and markets DOLE-Registered Trademark- fresh fruits and vegetables, almonds and dates and distributes and markets other processed food products, including processed pineapple, canned pineapple juices and pineapple juice blend beverages, in North America.

    Dole North America markets bananas and pineapples grown in Latin America, table grapes grown in the United States, Chile and Mexico, apples and pears grown in the United States and Chile, melons grown in Costa Rica and Ecuador and citrus fruit grown in the United States, as well as other deciduous and tropical fruit grown in the United States, Latin America and Mexico. Fresh pineapple destined for North

America is grown by Dole in Hawaii. These products are sold primarily to wholesalers and retail chains, which in turn resell or distribute them to retail food stores.

    Fresh vegetables marketed by Dole are generally grown by independent growers in California, Arizona, Colorado and northern and central Mexico. The vegetables are generally field packed and transported to Dole's central cooling and distribution facilities. The products are sold to customers in North America, Asia and Western Europe.

    In early 1997 the Company announced its decision to close its raisin and prune processing facilities. Retail packs of raisins and prunes will be processed and packed through co-production arrangements pursuant to strict specifications and under Company supervision designed to ensure consistently high product quality. Almonds are sourced from independent growers and, to a lesser extent, produced by Dole North America. They are sold in bulk for cereal, confectionery and other food processors and to a lesser extent, packaged for the retail consumer. They are marketed overseas, primarily in Western Europe and Asia, and domestically.

    Dole has an agreement with Nestle Frozen, Refrigerated & Ice Cream Companies, Inc., a subsidiary of Nestle USA, Inc., pursuant to which Dole has licensed to Nestle its rights to market and manufacture processed products in key segments of the frozen novelty business in the United States and Canada, including FRUIT 'N JUICE-Registered Trademark-, SUNTOPS-TM-, FRESH LITES-Registered Trademark-, FRUIT 'N YOGURT-TM-, FRUIT 'N SORBET-TM- and FRUIT 'N CREAM-TM- bars and, in the premium novelty category, Fruit Sorbet. Certain pineapple and pineapple blend fruit juices are obtained through co-production arrangements with independent manufacturers. Co-producers manufacture these products pursuant to strict specifications and under Company supervision designed to ensure consistently high product quality.

DOLE LATIN AMERICA

    DOLE LATIN AMERICA sources and transports bananas grown in Colombia, Costa Rica, Ecuador, Guatemala, Honduras, Nicaragua, Panama and Venezuela for markets principally in North America, Europe and the Mediterranean.

    Fresh pineapples destined for the North American and Western European markets are grown by Dole Latin America on plantations in Honduras and sourced from independent producers in Costa Rica. Dole Latin America is continuing to wind down its fresh pineapple operation in the Dominican Republic.

    Dole Latin America sources table grapes, apples, pears and other deciduous fruit grown in Chile, melons grown in Costa Rica and Ecuador, citrus fruit grown in Honduras and Argentina, and mangoes from Ecuador, Guatemala, Honduras, Mexico and Peru for markets in North America, Western Europe and Asia.

    Dole operates a fleet of 10 refrigerated containerships and 32 breakbulk refrigerated ships, of which 22 are Company-owned or bareboat chartered and the remainder are time chartered. From time to time, excess capacity may be chartered to others or may carry commercial cargo for third parties.

    Dole Latin America conducts other food and beverage operations in Honduras, including an approximately 81% interest in a beer and soft drink bottling operation, a bottle crown plant, a plastic injection molding facility used primarily for the manufacture of beer and soft drink plastic cases, a sugar mill and sugar cane plantations, as well as a majority interest in an edible oils refinery, a laundry soap factory, a palm oil extraction operation and a palm oil plantation. The soft drink bottling operation, which sells its products primarily in Honduras, competes against other local bottlers. Competition focuses on product quality, consumer marketing programs and the effectiveness of the distribution system.

DOLE ASIA

    DOLE ASIA sources bananas and pineapples grown in the Philippines and transports them to markets principally in Asia and the Middle East. Pineapples used for processed products distributed around the world are grown primarily in Thailand and the Philippines. Dole Asia also sources DOLE-Registered Trademark-and

MOUNTAIN-Registered Trademark- asparagus from the Philippines and distributes and markets these products in Japan and other Asian countries.

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

    Dole Europe operates four regional banana ripening and distribution companies in France which complement the Company's investment in the largest French banana producer, with banana plantations in Cameroon, import operations in France and Spain, and banana ripening in eight regional facilities in France and three in Spain. Dole Europe owns and operates four regional banana ripening facilities in Spain. Dole Europe is a minority partner with the Jamaican Producer Group (the largest banana producer in Jamaica) in the Jamaican Producers Fruit Distributors Ltd. in the United Kingdom. This banana ripening and fruit distribution company operates five facilities in the United Kingdom. This joint venture distributes fresh fruits and bananas under the DOLE brand, as well as Jamaican bananas, fruits and vegetables direct to retail stores in the United Kingdom.

    Dole Europe is the majority partner, with the Livorno Stevedore Company C.I.L.P., in a major port discharge and distribution facility in the Italian port of Livorno. Dole Europe operates three banana ripening facilities and fruit and vegetable distribution facilities in Italy. Dole Europe operates a major fresh fruit and vegetable distributor and banana ripener in Northern Germany. A distribution facility for fresh fruits and banana ripening in Turkey was completed in 1996.

    In February 1996, Dole Europe acquired Pascual Hermanos, a major Spanish citrus and vegetable producer and exporter.

    Dole Europe owns and operates a European dried fruit and nut business which sources products from around the world for processing and packaging in France and distribution in France and to other European markets.

RESEARCH AND DEVELOPMENT

    Dole's research and development programs concentrate on improvements in productivity, food safety and product quality of existing products and the development of new value-added products, as well as agricultural research and packaging design. Agricultural research is directed toward improving product yields and product quality by examining and improving agricultural practices in all phases of production (such as development of specifically adapted plant varieties, land preparation, fertilization, cultural practices, pest and disease control, and post-harvesting, packing, and shipping procedures), and includes on-site technical services and the implementation and monitoring of recommended agricultural practices. Specialized machinery is also developed for various phases of agricultural production and packaging which reduces labor, improves productivity and efficiency and increases product quality. Agricultural research is conducted at field facilities primarily in California, Hawaii, Latin America and Asia.

WORLDWIDE OPERATIONS

    Dole has significant food sourcing and related operations in Chile, Colombia, Costa Rica, Ecuador, Guatemala, Honduras, the Philippines, Thailand and the United States. Dole also sources food products in Algeria, Argentina, Australia, Cameroon, the Dominican Republic, Greece, Italy, Ivory Coast, Mexico, New Zealand, Nicaragua, Panama, Peru, Spain, Syria, Tunisia, Turkey and Venezuela. Significant volumes of Dole's fresh fruit and packaged products are marketed in Canada, Western Europe, Japan and the United States, with lesser volumes marketed in New Zealand, Hong Kong, South Korea, Russia, Australia and certain countries in Asia, Eastern Europe, Scandinavia, the Middle East and Central and South America. Exports of Dole's products to these countries, particularly China, Japan, Russia, South Korea, Taiwan and the Middle East, are subject to various restrictions which may be increased or reduced in response to international political pressures, thus affecting Dole's ability to compete in these markets. Some of Dole's dried fruit and nut products are marketed to Asia and Western Europe. The European Union ("EU") banana regulations which impose quotas and tariffs on bananas continue to be in effect. In addition, in 1995, four Latin American countries (Costa Rica, Colombia, Nicaragua and Venezuela) implemented an agreement with the EU to receive a specific percentage share of the import quota. Trade negotiations and discussions continue between the EU, the United States and the individual banana exporting countries. These trade negotiations could lead to further changes in the regulations governing banana exports to the EU. The net impact of these changing regulations on Dole's future results of operations is not determinable at this time.

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

ENVIRONMENTAL AND REGULATORY MATTERS

    Dole's agricultural operations are subject to a broad range of evolving environmental laws and regulations in each country in which it operates. In the United States, these laws and regulations include the Food Quality Protection Act of 1996, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act and the Comprehensive Environmental Response, Compensation and Liability Act.

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

ITEM 2.  PROPERTIES

    The Company maintains executive offices in Westlake Village, California and auxiliary executive offices in Los Angeles, California and New York, New York, all of which are leased from third parties. Dole's various divisions also maintain headquarters offices in Westlake Village, Bakersfield and Salinas, California, which are leased from third parties, and in Orland, California and Wenatchee, Washington, which are owned by the Company. The Company owns its Latin American regional headquarters building in Costa Rica, as well as offices in Colombia and Honduras. Dole Europe maintains its European headquarters in Paris, France and regional offices in Hamburg, Germany, Brussels, Belgium and Genoa, Italy, which are leased from third parties. Dole Asia maintains offices in Hong Kong, Manila, the Philippines and Tokyo, Japan, which are leased from third parties. The inability to renew any of the above office leases by the Company would not have a material adverse effect on the Company's operating results. The Company and each of its subsidiaries believe that their property and equipment are generally well maintained, in good operating condition and adequate for their present needs.

    The following is a description of the Company's significant properties.

DOLE
  DOLE NORTH AMERICA

    Dole's Hawaii pineapple operations for the fresh produce market are located on the island of Oahu and total approximately 7,000 acres, 5,500 of which are owned by the Company and the remainder of which are leased.

    Dole produces citrus on approximately 9,000 acres in the San Joaquin Valley of California owned directly or through partially-owned agricultural partnerships and on substantial additional acreage under management arrangements, as well as through independent growing arrangements. Dole also provides care and management services for approximately 10,000 citrus acres in Florida. Citrus is packed in six Company-owned or leased packing houses - five in California and one in Florida. Dole, through a joint venture, also operates a 175,000 square foot packing house in southwest Florida.

    Domestic table grapes are sourced from approximately 4,000 acres on four Company-owned vineyards in the San Joaquin Valley. Domestic table grapes are fumigated and cooled in two Company-owned facilities in the San Joaquin Valley. Dole produces wine grapes on approximately 400 acres and stone fruit on approximately 800 acres of Company-owned property in the San Joaquin Valley. The Company owns a cherry packing and processing facility in Victor, California.

    Dole produces apples and pears directly from five Company-owned orchards on approximately 1,400 productive acres in Wenatchee and Chelan, Washington as well as through independent growing arrangements. The Company also owns apple and pear storage, processing and packing facilities in Wenatchee and Chelan.

    The Company owns approximately 1,400 acres of farmland in California and Arizona, and leases approximately 8,500 acres of farmland in California and another 4,000 acres in Arizona in connection with Dole's vegetable operations. The majority of this acreage is farmed under joint growing arrangements with independent growers, while the remainder is farmed by Dole. The Company owns cooling, packing and shipping facilities in Yuma, Arizona and the following California cities: Marina, Holtville, Guadalupe, Gonzales and Huron. Additionally, the Company has partnership interests in facilities in Yuma, Arizona and Mexico, and leases facilities in Oxnard, California. The Company owns state-of-the-art, value-added processing plants in Yuma, Arizona and Soledad, California.

    Dole produces almonds from approximately 850 acres and pistachios from approximately 3,000 acres of orchards in the San Joaquin Valley, owned by the Company, or by agricultural partnerships in which the Company has an interest, or leased. The Company leases approximately 60 acres of date gardens in the Coachella Valley.

    The Company owns and operates one almond processing and packing plant and three almond receiving and storage facilities, all of which are located in the San Joaquin and Sacramento Valleys. The Company owns and operates a date processing plant in the Coachella Valley.

    The phase-out of the Company's Hawaii sugar operations, first announced in 1994, was completed in 1996. The former sugar plantation consists of approximately 12,000 acres (approximately 6,200 acres of which are owned and the remainder of which are leased) which are partially used for diversified agricultural crops.

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

DOLE LATIN AMERICA

    Dole produces bananas directly from Company-owned plantations in Costa Rica, Colombia, Honduras and Venezuela as well as through associated producers or independent growing arrangements in those countries and in Ecuador, Guatemala, Panama and Nicaragua. The Company owns approximately 40,400 acres in Honduras, 31,400 acres in Costa Rica, 3,600 acres in Colombia and 400 acres in Venezuela. During 1996 Dole acquired a 50% interest in a Guatemala banana producer which owns or controls approximately 13,100 acres in Guatemala.

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

    Dole operates Company-owned corrugated box plants in Colombia, Costa Rica, Ecuador and Honduras.

    The Company has an interest in the following properties in Honduras: an approximately 81% interest in a beer and soft drink bottling operation, a bottle crown plant, a plastic injection molding facility used primarily for the manufacture of beer and soft drink plastic cases and a sugar mill, as well as a majority interest in an edible oils refinery, a laundry soap factory, a palm oil extraction operation and 3,800 acres of palm oil plantation.

    Dole operates a fleet of 10 refrigerated containerships and 32 breakbulk refrigerated ships, of which 22 are Company-owned or bareboat chartered and the remainder are time chartered. The Company also owns or leases approximately 9,500 refrigerated containers and owns or leases approximately 4,000 chassis and gensets. From time to time, excess capacity may be chartered to others or may carry commercial cargo for third parties.

DOLE ASIA

    Dole operates a pineapple plantation of approximately 25,000 acres in the Philippines. Originally covered by a grower agreement between Dole and a government-owned and controlled corporation, approximately 22,000 acres of the plantation have been transferred to a cooperative of Dole employees that will acquire the land pursuant to an agrarian reform law. The remaining acreage in the Philippines is farmed pursuant to farm management contracts. A cannery, chillroom, juice concentrate plant, corrugated box plant and can manufacturing plant, each owned by Dole, are located near the plantation.

    Dole's Thailand subsidiary owns and operates a cannery, can plant and juice concentrate plant located in central Thailand and a second multi-fruit cannery in southern Thailand. Through a subsidiary in Thailand controlled by Dole, Dole grows pineapple on approximately 3,900 acres of leased land and purchases additional supplies of pineapple in Thailand on the open market.

    Dole also sources bananas through associated producers or independent growing arrangements in the Philippines. A plastic extruding plant and a box forming plant, both owned by Dole, are located near the plantations. With joint venture partners, Dole Asia is developing approximately 7,500 acres of citrus orchards in southwestern China.

DOLE EUROPE

    Dole owns four banana ripening and fruit distribution facilities in France and four in Spain, three in Italy and one in Germany. The Company has a minority interest in a French company which has eight banana ripening and fruit distribution facilities in France and three in Spain. This French company owns a majority interest in banana plantations in Cameroon and pineapple plantations in the Ivory Coast, and has banana producing interests in the Ivory Coast. Dole owns a minority interest in a banana ripening and fruit distribution company with five facilities in the United Kingdom. Dole Europe is the majority owner in a port terminal and distribution facility in Livorno, Italy. The Company owns a banana ripening and fruit distribution facility near Istanbul, Turkey.

    In France, the Company owns a dried fruit and nut processing, packaging and warehousing facility in Vitrolles, a date processing and packing plant in Marseille and a prune processing and packaging plant in Agen.

ITEM 3.  LEGAL PROCEEDINGS

    In the Company's Form 10-QA for the quarter ended October 5, 1996, the Company described certain lawsuits that had been filed in Texas against some of the manufacturers of a formerly widely used agricultural chemical called DBCP, the Company and several of its competitors. In these lawsuits, a large number of foreign nationals allege personal injuries caused by contact with DBCP. The plaintiffs claim that during the 1960's and 1970's they were employees of Company subsidiaries, competitors and independent local growers. In October 1995, four of the six cases pending in Texas state courts were removed to Texas federal court and dismissed by the Texas federal court on the grounds that the plaintiffs' home countries are the more appropriate forums for the claims. This dismissal involved approximately 75% of the Texas plaintiffs, many of whom have now filed claims in their home countries of Costa Rica, Ecuador, Honduras, Nicaragua and the Philippines. The two remaining Texas state court cases were removed to Texas federal court, one of which has since been dismissed. Similar DBCP actions were filed in Louisiana state court in June 1995 by plaintiffs from some of the same foreign countries. The Louisiana cases were removed to federal court but were remanded in September 1996. In May 1996, additional DBCP actions were filed in Mississippi state court. These cases have been removed to federal court. As to all such matters, the Company has denied liability and asserted substantial defenses. In the opinion of management, after consultation with outside counsel, the pending lawsuits are not expected to have a material adverse effect on the Company's financial position or results of operations.

    The Company is involved from time to time in various claims and legal actions incident to its operations, both as plaintiff and defendant. In the opinion of management, after consultation with outside counsel, none of the claims or actions to which the Company is a party is expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the quarter ended December 28, 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    Below is a list of the names and ages of all executive officers of the Company as of March 14, 1997 indicating their positions with the Company and their principal occupations during the past five years. The current terms of the executive officers will expire at the next organizational meeting of the Company's Board of Directors or at such time as their successors are elected.

                                         POSITIONS WITH THE COMPANY AND SUBSIDIARIES AND FIVE-YEAR EMPLOYMENT
            NAME AND AGE                                                HISTORY
------------------------------------  ---------------------------------------------------------------------------
David H. Murdock (73)...............  Chairman of the Board, Chief Executive Officer and Director of the Company
                                      since July 1985. Chairman of the Board, Chief Executive Officer and
                                      Director of Castle & Cooke, Inc. since October 1995. Since June 1982,
                                      Chairman of the Board and Chief Executive Officer of Flexi-Van Leasing,
                                      Inc., a Delaware corporation wholly-owned by Mr. Murdock. Sole owner and developer of the Sherwood Country Club in Ventura County, California, and
                                      numerous other real estate developments; also sole stockholder of numerous corporations engaged in a variety of business ventures and in the manufacture of textile-related products and industrial and building products.

David A. DeLorenzo (50).............  President and Chief Operating Officer of the Company since March 1996.
                                      President of Dole Food Company-International from September 1993 to March
                                      1996. Executive Vice President of the Company from July 1990 to March 1996.
                                      Director of the Company since February 1991. President of Dole Fresh Fruit
                                      Company from September 1986 to June 1992.

Gerald W. LaFleur (64)..............  Executive Vice President of the Company since April 1992. Executive Vice
                                      President of Pacific Holding Company (a sole proprietorship of Mr. Murdock)
                                      and Vice President of a number of companies wholly-owned by Mr. Murdock since July 1991. Prior to July 1991, partner in Arthur Andersen LLP.

David A. Cohen (33).................  Senior Vice President-Acquisitions and Investments of the Company since
                                      October 1996. Director of Mergers and Acquisitions of the Company from
                                      March 1991 to December 1996. Director of Investments of Pacific Holding
                                      Company (a sole proprietorship of Mr. Murdock) since March 1991.

Harvey J. Heimbuch (64).............  Vice President-Controller and Chief Accounting Officer of the Company since
                                      December 1996. Vice President-Finance of Dole Packaged Foods Company from
                                      May 1988 to December 1996.

George R. Horne (60)................  Vice President-Human Resources of Dole since February 1986. Vice President of the Company since October 1982.

Edward A. Lang, III (41)............  Vice President-Treasurer of the Company since July 1996. Assistant
                                      Treasurer from December 1993 to July 1996. Manager of International Finance
                                      of the Company from June 1989 to December 1993.

Patrick A. Nielson (46).............  Vice President-International Legal and Regulatory Affairs of the Company
                                      since October 1995. Vice President and General Counsel-Food Operations of
                                      the Company from May 1994 to October 1995. General Counsel-Food Operations
                                      of the Company from July 1991 to May 1994. Vice President of Dole Fresh
                                      Fruit Company since 1983.

                                         POSITIONS WITH THE COMPANY AND SUBSIDIARIES AND FIVE-YEAR EMPLOYMENT
            NAME AND AGE                                                HISTORY
------------------------------------  ---------------------------------------------------------------------------

J. Brett Tibbitts (41)..............  Vice President, Corporate General Counsel and Corporate Secretary of the
                                      Company since October 1995. Vice President and Corporate General Counsel of
                                      the Company from May 1994 to October 1995. General Counsel - Corporate of
                                      the Company from June 1992 to May 1994. Deputy General Counsel of the
                                      Company from January 1990 to June 1992. Assistant General Counsel of the
                                      Company from January 1988 to June 1990.

Roberta Wieman (53).................  Vice President of the Company since February 1995. Executive Assistant to the Chairman of the Board and Chief Executive Officer from November 1991 to
                                      February 1995. Vice President and Corporate Secretary of Castle & Cooke,
                                      Inc. since April 1996. Secretary of Pacific Holding Company (a sole proprietorship of Mr. Murdock) since January 1992.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    As of March 18, 1997, there were approximately 13,270 holders of record of the Company's Common Stock. Additional information required by Item 5 is contained on pages 33, 36, 41 and 43 of the Dole Annual Report. Such information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    There is hereby incorporated by reference the information appearing under the caption "Results of Operations and Selected Financial Data" on page 41 of the Dole Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    There is hereby incorporated by reference the information appearing under the caption "Management's Discussion and Analysis of Results of Operations and Financial Position" on pages 38, 39 and 40 of the Dole Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    There is hereby incorporated by reference the information appearing on pages 25 through 36 of the Dole Annual Report. See also Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no changes in the Company's independent public accountants for the 1996 and 1995 fiscal years nor have there been any disagreements with the Company's independent public accountants on accounting principles or practices for financial statement disclosures.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    There is hereby incorporated by reference the information regarding the Company's directors to appear under the caption "Election of Directors" in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement"). See the list of the Company's executive officers and related information under "Executive Officers of the Registrant", which is set forth in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

    There is hereby incorporated by reference the information to appear under the captions "Remuneration of Directors" and "Compensation of Executive Officers" in the 1997 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    There is hereby incorporated by reference the information with respect to security ownership to appear under the captions "General Information", "Beneficial Ownership of Certain Stockholders" and "Security Ownership of Directors and Executive Officers" in the 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is hereby incorporated by reference the information to appear under the caption "Certain Transactions" in the 1997 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) 1. Financial Statements:

    The following consolidated financial statements are included in the Dole Annual Report and are incorporated herein by reference:

                                                                                                           ANNUAL
                                                                                                           REPORT
                                                                                                            PAGES
                                                                                                          ---------

Consolidated Statements of Income - fiscal years ended December 28, 1996, December 30, 1995 and December
 31, 1994...............................................................................................         25

Consolidated Balance Sheets - December 28, 1996 and December 30, 1995...................................         26

Consolidated Statements of Cash Flow - fiscal years ended December 28, 1996, December 30, 1995 and
 December 31, 1994......................................................................................         27

Notes to Consolidated Financial Statements..............................................................      28-36

Report of Independent Public Accountants................................................................         37

    2. Financial Statement Schedules:

                                                                                                            FORM
                                                                                                            10-K
                                                                                                            PAGES
                                                                                                          ---------

Independent Public Accountants' Report on Financial Statement Schedule..................................        F-1

Schedule II - Valuation and Qualifying Accounts.........................................................        F-2

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

4.1        Credit Agreement dated as of July 29, 1996 among the Company, The Chase Manhattan Bank, as Administrative
           Agent and Lender; Bank of America National Trust & Savings Association, as Syndication Agent and Lender;
           Citibank, N.A., as Documentation Agent and Lender; and the financial institutions which are Lenders thereunder, relating to the Company's $600 million revolving credit facility. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-QA for the quarter ended October 5, 1996,
           File No.1-4455.

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

    Executive Compensation Plans and Arrangements - Exhibits 10.1 - 10.11:

10.1       The Company's 1991 Stock Option and Award Plan, as amended through January 29, 1997.

10.2       The Company's 1982 Stock Option and Award Plan, as amended. Incorporated by reference to Exhibit 28(a) to the Company's Report on Form S-8 filed on May 22,
           1989, Registration No. 33-28782.

10.3       Dole Food Company, Inc. Executive Supplementary Retirement Plan (effective January
           1, 1989), First Restatement. Incorporated by reference to Exhibit 10(c) to the
           Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990,
           File No. 1-4455.

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

 EXHIBIT
   NO.
---------

10.6       Dole Food Company, Inc. Annual Incentive Plan. Incorporated by reference to Exhibit 10.15 to the
           Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994, File No. 1-4455.

10.7       Dole Food Company, Inc. Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.16 to the
           Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994, File No. 1-4455.

10.8       Dole Food Company, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.9       Consulting Agreement dated as of July 1, 1996 between the Company and Gerald W. LaFleur.

10.10      The Company's 1996 Non-Employee Directors Deferred Stock and Cash Compensation Plan, as amended March 20,
           1997.

10.11      The Company's 1995 Non-Employee Directors Stock Option Plan. Incorporated by reference to Exhibit 4.1 to the Company's Report on Form S-8 filed on June 28, 1995, Registration No. 33-60641.

11         Computations of earnings per common share.

13         Dole Food Company, Inc. 1996 Annual Report for the fiscal year ended December 28, 1996. (This Report is furnished for information of the Commission and, except for those portions thereof which are expressly incorporated by reference herein, is not "filed" as a part of this Annual Report on Form 10-K.)

22         Subsidiaries of Dole Food Company, Inc.

23         Consent of Arthur Andersen LLP.

27         Financial Data Schedules.

    (b) Reports on Form 8-K:

    No current reports on Form 8-K were filed by the Company during the last quarter of the year ended December 28, 1996.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DOLE FOOD COMPANY, INC.
                                REGISTRANT

                                By:             /s/ DAVID H. MURDOCK
                                     -----------------------------------------
                                                  David H. Murdock
                                             CHAIRMAN OF THE BOARD AND
March 27, 1997                                CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     /s/ DAVID H. MURDOCK       Chairman of the Board and
------------------------------    Chief Executive Officer     March 27, 1997
       David H. Murdock           and Director

    /s/ DAVID A. DELORENZO
------------------------------  President, Chief Operating    March 27, 1997
      David A. DeLorenzo          Officer and Director

    /s/ HARVEY J. HEIMBUCH      Vice President -
------------------------------    Controller (Principal       March 27, 1997
      Harvey J. Heimbuch          Accounting Officer)

      /s/ ELAINE L. CHAO
------------------------------  Director                      March 27, 1997
        Elaine L. Chao

        /s/ MIKE CURB
------------------------------  Director                      March 27, 1997
          Mike Curb

     /s/ RICHARD M. FERRY
------------------------------  Director                      March 27, 1997
       Richard M. Ferry

      /s/ JAMES F. GARY
------------------------------  Director                      March 27, 1997
        James F. Gary

      /s/ ZOLTAN MERSZEI
------------------------------  Director                      March 27, 1997
        Zoltan Merszei

                               INDEX TO EXHIBITS

  EXHIBIT
    NO.                                                                                                          PAGE
-----------                                                                                                    ---------
       3.1   The Restated Articles of Association of the Company, as amended through July 30, 1991.
               Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the
               fiscal year ended December 28, 1991, File No. 1-4455..........................................

       3.2   By-Laws of the Company, as amended through March 25, 1993. Incorporated by reference to Exhibit
               3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994,
               File No. 1-4455...............................................................................

       4.1   Credit Agreement dated as of July 29, 1996 among the Company, The Chase Manhattan Bank, as
               Administrative Agent and Lender; Bank of America National Trust & Savings Association, as
               Syndication Agent and Lender; Citibank, N.A., as Documentation Agent and Lender; and the
               financial institutions which are Lenders thereunder, relating to the Company's $600 million revolving credit facility. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly
               Report on Form 10-QA for the quarter ended October 5, 1996, File No.1-4455....................

       4.2   Indenture dated as of April 15, 1993 between the Company and Chemical Trust Company of
               California, relating to $300 million of the Company's senior notes. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, event date May 6, 1993, File No.
               1-4455........................................................................................

       4.3   Indenture dated as of July 15, 1993 between the Company and Chemical Trust Company of
               California, relating to $400 million of the Company's senior notes. Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K, event date July 15, 1993, File No.
               1-4455........................................................................................

       4.4   The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the
               Company and its subsidiaries..................................................................

     EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS -- EXHIBITS 10.12-10.11:

  EXHIBIT
    NO.                                                                                                          PAGE
-----------                                                                                                    ---------
      10.1   The Company's 1991 Stock Option and Award Plan, as amended through January 29, 1997.............

      10.2   The Company's 1982 Stock Option and Award Plan, as amended. Incorporated by reference to Exhibit
               28(a) to the Company's Report on Form S-8 filed on May 22, 1989, Registration No. 33-28782....

      10.3   Dole Food Company, Inc. Executive Supplementary Retirement Plan (effective January 1, 1989),
               First Restatement. Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-4455.....................

      10.4   Bonus Agreement dated as of August 30, 1991 by and between the Company and David A. DeLorenzo, with promissory note dated September 5, 1991 in the principal amount of $500,000 by David A.
               DeLorenzo in favor of the Company. Incorporated by reference to Exhibit 10(e) to the Company's
               Annual Report on Form 10-K for the fiscal year ended December 28, 1991, File No. 1-4455.......

      10.5   Employment Agreement between the Company and Gerald W. LaFleur. Incorporated by reference to
               Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended January 2,
               1993, File No. 1-4455.........................................................................

      10.6   Dole Food Company, Inc. Annual Incentive Plan. Incorporated by reference to Exhibit 10.15 to the
               Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994, File No.
               1-4455........................................................................................

      10.7   Dole Food Company, Inc. Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994, File No.
               1-4455........................................................................................

      10.8   Dole Food Company, Inc. Executive Deferred Compensation Plan. Incorporated by reference to
               Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December
               31, 1994......................................................................................

      10.9   Consulting Agreement dated as of July 1, 1996 between the Company and Gerald W. LaFleur.........

      10.10  The Company's 1996 Non-Employee Directors Deferred Stock and Cash Compensation Plan as amended
               March 20, 1997................................................................................

      10.11  The Company's Non-Employee Directors Stock Option Plan. Incorporated by reference to Exhibit 4.1 to the Company's Report on Form S-8 filed on June 28, 1995, Registration No. 33-60641.........

      11     Computations of earnings per common share.......................................................

      13     Dole Food Company, Inc. 1996 Annual Report for the fiscal year ended December 28, 1996. (This
               Report is furnished for information of the Commission and, except for those portions thereof which are expressly incorporated by reference herein, is not "filed" as a part of this Annual
               Report on Form 10-K.).........................................................................

      22     Subsidiaries of Dole Food Company, Inc..........................................................

      23     Consent of Arthur Andersen LLP..................................................................

      27     Financial Data Schedule.........................................................................

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Dole Food Company, Inc.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Dole Food Company, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 6, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the preceding index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP
Los Angeles, California
March 28, 1997

                                                                     SCHEDULE II

                            DOLE FOOD COMPANY, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                             ADDITIONS
                                                               BALANCE AT   CHARGED TO
                                                                BEGINNING    COSTS AND                  BALANCE AT
                                                                 OF YEAR     EXPENSES    DEDUCTIONS(A)  END OF YEAR
                                                               -----------  -----------  -------------  -----------
                                                                                  (IN THOUSANDS)
Year Ended December 28, 1996
  Allowance for doubtful accounts
    Trade receivables........................................   $  32,329    $  18,271     $   9,834     $  40,766
    Notes and other current receivables......................      14,665        8,992         2,669        20,988
    Long-term receivables....................................      10,399        5,311         2,236        13,474

Year Ended December 30, 1995
  Allowance for doubtful accounts
    Trade receivables........................................   $  25,034    $  11,120     $   3,825     $  32,329
    Notes and other current receivables......................      10,034        5,588           957        14,665
    Long-term receivables....................................      13,895        2,584         6,080        10,399

Year Ended December 31, 1994
  Allowance for doubtful accounts
    Trade receivables........................................   $  18,167    $  10,969     $   4,102     $  25,034
    Notes and other current receivables......................       8,654        2,403         1,023        10,034
    Long-term receivables....................................      19,319        5,821        11,245        13,895

Note:

(A) Write-off of uncollectible amounts.