Form 10-Q
period 1997-03-22
DOLE FOOD COMPANY INC
filed 1997-05-06
CIK 18169

______________________________________________________________________________
______________________________________________________________________________

              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                      ____________________

                           FORM 10-Q

(Mark one)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
              For the quarterly period ended March 22, 1997

                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from              to

                    Commission File Number 1-4455

                      ____________________

                      DOLE FOOD COMPANY, INC.
    (Exact name of registrant as specified in its charter)

             HAWAII                                99-0035300
  (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                 Identification No.)

                      31365 OAK CREST DRIVE
                WESTLAKE VILLAGE, CALIFORNIA 91361
      (Address of principal executive offices and zip code)

 Registrant's telephone number, including area code: (818) 879-6600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X       No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                     Shares Outstanding at April 19, 1997
_____________________              ____________________________________
Common Stock, without                        59,895,657
     par value

______________________________________________________________________________
______________________________________________________________________________

                            DOLE FOOD COMPANY, INC.

                                     INDEX

                                                                  Page
                                                                 Number
                                                                 ------
PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Consolidated Statements of Income -- quarters
               ended March 22, 1997 and March 23, 1996...........   3

               Consolidated Balance Sheets -- March 22, 1997 and
               December 28, 1996.................................   4

               Consolidated Statements of Cash Flow -- quarters
               ended March 22, 1997 and March 23, 1996...........   5

               Notes to Consolidated Financial Statements........   6

     ITEM 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations.....   7

PART II.       OTHER INFORMATION

     ITEM 6.   Exhibits and Reports on Form 8-K..................  8-9

               Signatures........................................   10

                                    PART I.
                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                            DOLE FOOD COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                       (in 000s, except per share amounts)


                                                       Quarter Ended
------------------------------------------------------------------------------
                                              March 22,             March 23,
                                                1997                   1996
                                              --------------------------------
REVENUE                                       $ 964,992            $  814,438
Cost of products sold                           813,254               687,448
                                              ---------            ----------
    Gross margin                                151,738               126,990
 Selling, marketing and administrative
    expenses                                     90,939                79,815
                                              ---------            ----------
    Operating income                             60,799                47,175

Interest expense                                (16,899)              (17,002)
Interest income                                   2,176                 2,184
Other income - net                                5,167                 4,152
                                              ---------            ----------

    Income before income taxes                   51,243                36,509

Income taxes                                     (9,200)               (6,500)
                                              ---------            ----------

NET INCOME                                    $  42,043             $  30,009
                                              ---------            ----------
                                              ---------            ----------

Net income per common share                   $     .70             $     .50
                                              ---------            ----------
                                              ---------            ----------

Average number of common shares outstanding      60,196                60,329
                                              ---------            ----------
                                              ---------            ----------


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         DOLE FOOD COMPANY, INC.

                        CONSOLIDATED BALANCE SHEETS
                                (in 000s)

                                                March 22,           March 23,
                                                 1997                 1996
                                              (Unaudited)           (Audited)
                                              -------------------------------
CURRENT ASSETS
    Cash and short-term investments           $   25,773           $   34,342
    Receivables - net                            562,047              518,266
    Inventories
      Finished products                          195,723              169,280
      Raw materials and work in progress         167,395              198,306
      Growing crop costs                          43,435               46,887
      Packing materials                           18,508               23,213
      Operating supplies and other                93,663               88,366
                                              ----------           ----------
                                                 518,724              526,052
    Prepaid expenses                              52,513               47,164
                                              ----------           ----------
      Total current assets                     1,159,057            1,125,824

Investments                                       72,775               72,930
Property, plant and equipment - net            1,022,327            1,024,135
Long-term receivables - net                       83,166               69,861
Other assets                                     204,718              194,057
                                              ----------           ----------
                                              $2,542,043           $2,486,807
                                              ----------           ----------
                                              ----------           ----------

CURRENT LIABILITIES
    Notes payable                             $    8,512           $   20,478
    Current portion of long-term debt              6,698                1,497
    Accounts payable and accrued liabilities     641,163              639,955
                                              ----------           ----------
      Total current liabilities                  656,373              661,930

Long-term debt                                   936,044              903,807
Other long-term liabilities                      350,447              341,798
Minority interests                                29,565               29,712

Common shareholders' equity
    Common stock                                 320,525              320,476
    Additional paid-in capital                   169,125              167,645
    Retained earnings                            153,353              123,280
    Cumulative foreign currency translation
      adjustment                                 (73,389)             (61,841)
                                              ----------           ----------
      Total common shareholders' equity          569,614              549,560
                                              ----------           ----------
                                              $2,542,043           $2,486,807
                                              ----------           ----------
                                              ----------           ----------

             SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            DOLE FOOD COMPANY, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOW
                               (Unaudited)
                                (in 000s)
                                                         Quarter Ended
                                                -------------------------------
                                                 March 22,           March 23,
                                                   1997                 1996
                                                ----------           ----------
OPERATING ACTIVITIES
  Net income                                    $   42,043           $  30,009
  Adjustments to net income
     Depreciation and amortization                  27,361              25,424
     Equity earnings, net of distributions            (284)               (429)
     Provision for deferred income taxes             1,775               2,244
     Other                                          (8,270)             (3,102)
     Change in operating assets and liabilities
       Receivables - net                           (52,676)            (15,734)
       Inventories                                   7,328                 993
       Prepaid expenses                             (5,349)            (14,799)
       Accounts payable and accrued liabilities     (3,740)            (89,539)
       Other                                        (8,612)             10,814
                                                ----------           ----------
  Cash flow used in operating activities              (424)            (54,119)


INVESTING ACTIVITIES
  Capital additions                                (18,911)            (15,097)
  Proceeds from sales of property, plant
    & equipment                                      5,138               2,808
  Businesses acquired, net of acquired cash        (10,300)            (15,212)
  Sales of investments - net                         4,912               6,207
                                                ----------           ----------
  Cash flow used in investing activities           (19,161)            (21,294)

FINANCING ACTIVITIES
  Short-term debt repayments - net                 (11,966)            (12,011)
  Long-term borrowings - net                        27,438              63,902
  Cash dividends paid                               (5,985)             (5,990)
  Issuance of common stock                           1,529               4,143
                                                ----------           ----------
  Cash flow from financing activities               11,016              50,044

Decrease in cash and short-term
  investments                                       (8,569)             (25,369)
Cash and short-term investments at beginning
  of period                                         34,342               72,151
                                                ----------           ----------

Cash and short-term investments at end
  of period                                     $   25,773           $   46,782
                                                ----------           ----------
                                                ----------           ----------

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            DOLE FOOD COMPANY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1. In the opinion of management, the accompanying unaudited consolidated financial statements of Dole Food Company, Inc. (the "Company") include all adjustments necessary to present fairly its financial position as of March 22, 1997 and March 23, 1996, and its results of operations and cash flow for the quarters then ended. Interim results are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full year.

     Certain prior year amounts have been reclassified to conform to the 1997 presentation.

2. The Company declared and paid dividends on its common stock of approximately $6.0 million during the first quarter of 1997 and 1996.
     The cash dividends represent the regular quarterly dividend of 10 cents per share.

3. The Company paid interest of $11.9 million in the first quarter of 1997 and $19.5 million for the same period in 1996. The Company received income tax refunds (net of income taxes paid) of $1.8 million for the first quarter of 1997 and paid income taxes (net of refunds) of $18.4 million for the first quarter of 1996.

4. In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which is effective for fiscal years ending after December 15, 1997. SFAS 128 replaces disclosure of primary and fully diluted earnings per share with basic and diluted earnings per share. Application of SFAS 128 would not have had any effect on the Company's earnings per share for the first quarter of 1997 or 1996.

                            DOLE FOOD COMPANY, INC.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Cash flow used in operating activities decreased to $.4 million in the first quarter of 1997 compared to $54 million in the comparable period of the prior year. The decrease is a result of a significant paydown of accounts payable and accured liabilities with proceeds from the distribution of the real estate and resorts business in the first quarter of 1996. The decrease in cash used to repay accounts payable and accured liabilities was somewhat offset by an increase in receivables resulting from increased sales in the first quarter of 1997 as compared to the comparable period of 1996.

Capital expenditures and business acquisitions of $29 million for the first quarter of 1997 were for the acquisition and maintenance of productive assets and were funded largely by the proceeds from the sale of existing assets and long-term borrowings.

As of March 22, 1997, the Company had net borrowings outstanding of approximately $82 million under its $600 million, five year revolving credit facility.


RESULTS OF OPERATIONS

Revenue for the first quarter of 1997 was $965 million compared to revenue of $814 million for the same period in 1996. Net income for the first quarter of 1997 was $42 million, $.70 per share, a 40% increase over net income of $30 million, $.50 per share, for the first quarter of 1996.

The growth in revenue and earnings is attributable to improved volumes and pricing for the banana operations combined with strong growth in the North America vegetable business and solid performances from the North America fresh fruit and canned pineapple operations.

Operating income for the first quarter of 1997 increased to $61 million from $47 million in the first quarter of 1996. The first quarter of 1997 reflects a significant increase in operating income despite the adverse impact of the strengthening of the dollar against several major currencies in which the Company transacts sales.

                          PART II. OTHER INFORMATION

                            DOLE FOOD COMPANY, INC.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  EXHIBITS:

       Exhibit                                                    Page
         No.                                                     Number
       -------                                                   ------
         11      Computations of earnings per common share          9

         27      Financial data schedule


  (b) No reports on Form 8-K were filed for the quarter ended March 22, 1997.

EXHIBIT 11


                    DOLE FOOD COMPANY, INC.

           COMPUTATIONS OF EARNINGS PER COMMON SHARE
                          (Unaudited)
                   (in 000s, except per share amounts)

                                                         Quarter Ended
                                                -------------------------------
                                                 March 22,           March 23,
                                                   1997                 1996
                                                ----------           ----------
PRIMARY
  Net income applicable to common shares        $   42,043           $   30,009
                                                ----------           ----------

  Average number of common shares outstanding
       during the period                            59,858               59,891
       Add:
        Shares issuable upon exercise of stock
          options at average prices during the
          period                                       338                  438
                                                ----------           ----------
       Total primary shares                         60,196               60,329
                                                ----------           ----------

  Primary earnings per common share             $      .70           $      .50
                                                ----------           ----------
                                                ----------           ----------

FULLY DILUTED
  Net income applicable to common shares        $   42,043           $   30,009
                                                ----------           ----------

      Average number of common shares
       outstanding during the period                59,858                59,891
       Add:
        Shares issuable upon exercise of stock
          options at higher of average prices
          or end of period prices                      457                  560
                                                ----------           ----------
  Total fully diluted shares                        60,315               60,451
                                                ----------           ----------

  Fully diluted earnings per common share       $      .70           $      .50
                                                ----------           ----------
                                                ----------           ----------

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      DOLE FOOD COMPANY, INC.
                                            Registrant





May 6, 1997                           By /s/ HARVEY J. HEIMBUCH
                                         ----------------------
                                           Harvey J. Heimbuch
                                         Vice President - Finance
                                             and Controller