Form 10-Q/A
period 1997-03-22
DOLE FOOD COMPANY INC
filed 1997-05-29
CIK 18169

______________________________________________________________________________
______________________________________________________________________________

              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                      ____________________

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

                                                March 22,          December 28,
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




                                      DOLE FOOD COMPANY, INC.
                                            Registrant





May 29, 1997                           By /s/ HARVEY J. HEIMBUCH
                                         ----------------------
                                           Harvey J. Heimbuch
                                         Vice President - Finance
                                             and Controller