Form 10-Q
period 1997-06-14
DOLE FOOD COMPANY INC
filed 1997-07-29
CIK 18169

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________

                                    FORM 10-Q

(Mark one)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the quarterly period ended June 14, 1997

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from      to

                          Commission File Number 1-4455

                       ____________________________________

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

                                  Yes  X      No
                                      ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                Shares Outstanding at July 12, 1997
---------------------                       -----------------------------------
Common Stock, without                                    59,965,817
     par value


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DOLE FOOD COMPANY, INC.

                                       INDEX
                                       -----


                                                                          Page
                                                                         Number
                                                                         ------
PART I.   FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

              Consolidated Statements of Income -- quarters and
              half years ended June 14, 1997 and June 15, 1996..........    3

              Consolidated Balance Sheets -- June 14, 1997 and
              December 28, 1996.........................................    5

               Consolidated Statements of Cash Flow -- half years ended
               June 14, 1997 and June 15, 1996..........................    6

               Notes to Consolidated Financial Statements...............    7

     ITEM 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations............    8


PART II.  OTHER INFORMATION

     ITEM 3.   Legal Proceedings.......................................     9

     ITEM 4.   Submission of Matters to a Vote of Security Holders.....    10

     ITEM 6.   Exhibits and Reports on Form 8-K........................    10

               Signatures..............................................    13

                                    PART I.
                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS


                            DOLE FOOD COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                      (in 000s, except per share amounts)



                                                            Quarter Ended
-------------------------------------------------------------------------------
                                                       June 14,      June 15,
                                                         1997          1996
                                                     -----------   -----------

REVENUE                                              $ 1,107,804   $ 1,041,191
Cost of products sold                                    916,798       861,599
                                                     -----------   -----------
   Gross margin                                          191,006       179,592
Selling, marketing and administrative
   expenses                                               90,798        88,423
                                                     -----------   -----------
   Operating income                                      100,208        91,169

Interest expense                                         (15,065)      (16,382)
Interest income                                            1,244         1,419
Other income (expense) - net                                (458)        1,374
                                                     -----------   -----------

   Income before income taxes                             85,929        77,580

Income taxes                                             (15,500)      (14,000)
                                                     -----------   -----------

NET INCOME                                           $    70,429   $    63,580
                                                     -----------   -----------
                                                     -----------   -----------

Net income per common share                          $      1.17   $      1.05
                                                     -----------   -----------
                                                     -----------   -----------

Average number of common shares outstanding               60,373        60,476
                                                     -----------   -----------
                                                     -----------   -----------


                  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            DOLE FOOD COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                      (in 000s, except per share amounts)

                                                          Half Year Ended
-------------------------------------------------------------------------------
                                                       June 14,      June 15,
                                                         1997          1996
                                                     -----------   -----------

REVENUE                                              $ 2,072,796   $ 1,855,629
Cost of products sold                                  1,730,052     1,549,047
                                                     -----------   -----------
   Gross margin                                          342,744       306,582
Selling, marketing and administrative
   expenses                                              181,737       168,238
                                                     -----------   -----------
   Operating income                                      161,007       138,344

Interest expense                                         (31,964)      (33,384)
Interest income                                            3,420         3,603
Other income - net                                         4,709         5,526
                                                     -----------   -----------

   Income before income taxes                            137,172       114,089

Income taxes                                             (24,700)      (20,500)
                                                     -----------   -----------

NET INCOME                                           $   112,472   $    93,589
                                                     -----------   -----------
                                                     -----------   -----------

Net income per common share                          $      1.87   $      1.55
                                                     -----------   -----------
                                                     -----------   -----------

Average number of common shares outstanding               60,266        60,393
                                                     -----------   -----------
                                                     -----------   -----------


                  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            DOLE FOOD COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS
                                   (in 000s)

                                             June 14,              December 28,
                                              1997                    1996
                                           (Unaudited)              (Audited)
                                           ------------------------------------
CURRENT ASSETS
 Cash and short-term investments           $    23,427              $    34,342
 Receivable - net                              577,939                  518,266
 Inventories
  Finished products                            166,137                  169,280
  Raw materials and work in progress           118,173                  198,306
  Growing crop costs                            38,185                   46,887
  Packing materials                             18,761                   23,213
  Operating supplies and other                  90,709                   88,366
                                           -----------              -----------
                                               431,965                  526,052
 Prepaid expenses                               48,817                   47,164
                                           -----------              -----------
   Total current assets                      1,082,148                1,125,824

Investments                                     68,161                   72,930
Property, plant and equipment - net          1,015,931                1,024,135
Long-term receivable - net                      70,447                   69,861
Other assets                                   202,961                  194,057
                                           -----------              -----------
                                           $ 2,439,648              $ 2,486,807
                                           -----------              -----------
                                           -----------              -----------

CURRENT LIABILITIES
 Notes payable                             $     8,047              $    20,478
 Current portion of long-term debt               1,985                    1,497
 Accounts payable and accrued liabilities      649,442                  639,955
                                           -----------              -----------
   Total current liabilities                   659,474                  661,930

 Long-term debt                                761,635                  903,807
 Other long-term liabilities                   342,832                  341,798
 Minority interests                             35,811                   29,712

Common Shareholders' equity
 Common stock                                  320,778                  320,476
 Additional paid-in capital                    170,924                  167,645
 Retained earnings                             223,773                  123,280
 Cumulative foreign currency translation
  adjustment                                   (75,579)                 (61,841)
                                           -----------              -----------
   Total common shareholders's equity          639,896                  549,560
                                           -----------              -----------
                                           $ 2,439,648              $ 2,486,807
                                           -----------              -----------
                                           -----------              -----------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             DOLE FOOD COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)
                                   (in 000s)

                                                           Half Year Ended
                                                       ----------------------
                                                       June 14,      June 15,
                                                          1997         1996
                                                       ---------    ---------

OPERATING ACTIVITIES
 Net income                                           $  112,472    $  93,589
 Adjustments to net income
     Depreciation and amortization                        51,593       51,271
     Equity earnings, net of distributions                   (33)      (1,914)
     Provision for deferred income taxes                  12,799       11,908
     Gain on sale of assets                               (4,884)      (4,054)
     Change in operating assets and liabilities
       Receivables, net                                  (64,237)     (50,444)
       Inventories                                        94,087       44,606
       Prepaid expenses and other assets                 (24,479)      (8,729)
       Accounts payable and accrued liabilities              592       15,958
       Other                                                 689      (13,092)
                                                       ---------    ---------
 Cash flow provided by operating activities              178,599      139,099
                                                       ---------    ---------

INVESTING ACTIVITIES
 Capital additions                                       (49,351)     (34,973)
 Proceeds from sales of property, plant & equipment       22,803        9,676
 Businesses acquired, net of acquired cash               (10,300)     (32,578)
 Sales of investments, net                                 9,347        6,485
                                                       ---------    ---------
 Cash flow used in investing activities                  (27,501)     (51,390)
                                                       ---------    ---------

FINANCING ACTIVITIES
 Short-term debt repayments, net                         (17,431)     (13,000)
 Long-term debt repayments, net                         (136,184)    (105,664)
 Cash dividends paid                                     (11,979)     (11,993)
 Issuance of common stock                                  3,581        5,970
                                                       ---------    ---------
 Cash flow used in financing activities                 (162,013)    (124,687)
                                                       ---------    ---------

 Decrease in cash and short-term
  investments                                            (10,915)     (36,978)
 Cash and short-term investments at beginning
  of period                                               34,342       72,151
                                                       ---------    ---------

 Cash and short-term investments at end of period      $  23,427    $  35,173
                                                       ---------    ---------
                                                       ---------    ---------

 Interest paid                                         $  36,822    $  34,100
 Income taxes paid, net of refunds                         6,732      (12,100)


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             DOLE FOOD COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements of Dole Food Company, Inc. (the "Company") include all adjustments necessary to present fairly its financial position as of June 14, 1997 and June 15, 1996, and its results of operations for the quarters and half years then ended and its cash flow for the half years then ended. Interim results are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full year.

   For additional information, refer to the notes to the Company's audited consolidated financial statements for the year ended December 28, 1996.

2. The Company declared and paid dividends on its common stock of approximately $12.0 million during the first half of 1997 and 1996. The cash dividends represent the regular quarterly dividend of 10 cents per share.

3. In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which is effective for fiscal years ending after December 15, 1997. SFAS 128 replaces disclosure of primary and fully diluted earnings per share with basic and diluted earnings per share. Application of SFAS 128 would not have had any effect on the Company's earnings per share for the quarters or half years ended June 14, 1997 or June 15, 1996.

                              DOLE FOOD COMPANY, INC.

                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operating activities increased to $178.6 million for the first half of 1997 from $139.1 million for the comparable period of the prior year, an increase of $39.5 million. The improvement in cash flow provided by operating activities is primarily attributable to the strong operating performance of the Company and the closure of its North America dried fruit operations.

As of June 14, 1997, the Company had net borrowings outstanding of approximately $30 million under its $600 million, five year revolving credit facility.

RESULTS OF OPERATIONS

Net income for the first half of 1997 increased 20% to $112.5 million, $1.87 per share, from $93.6 million, $1.55 per share, for the first half of 1996. Net income for the second quarter of 1997 increased to $70.4 million, $1.17 per share, from $63.6 million, $1.05 per share, for the second quarter of 1996.

Revenue for the first half of 1997 increased 12% to $2,072.8 million from $1,855.6 million for the same period in 1996. Revenue for the second quarter of 1997 was $1,107.8 million, an increase of approximately 6% compared to revenue for the same quarter of the prior year. Approximately 52% and 67% of the increase in revenue for the half year and the second quarter, respectively, is attributable to increased volumes for bananas. The growth in revenue attributable to increased banana volumes was somewhat mitigated by slightly lower average pricing and the adverse impact of the stronger dollar against several major currencies in which the Company transacts sales. Also contributing to increased revenue for the half year and second quarter was a larger North America navel and minneola crop which generated high quality fruit resulting in increased volumes and pricing.

Operating income was $161.0 million for the first half of 1997 compared to $138.3 million for the first half of 1996, an increase of $22.7 million. Operating income for the second quarter of 1997 was $100.2 million compared to operating income of $91.2 million for the second quarter of 1996. Despite the adverse impact of the stronger dollar on revenues, operating income as a percentage of revenue has remained constant at 8% and 9% for the first half and second quarter, respectively, of 1997 and 1996.

Interest expense, net of interest income, decreased 4% for the first half of 1997 and 8% for the second quarter of 1997 compared to the same periods of the prior year as a result of lower average debt levels. The growth in earnings and the favorable impact on operating cash flow allowed the Company to reduce net debt by $143.2 million during the first half of 1997.

Other income, net of other expense, consists primarily of earnings from equity investments, gains and losses on the sale of property and minority interest expense. The decrease in other income, net of other expense, for the first half and second quarter of 1997 is due to an increase in minority interest expense.

                           PART II. OTHER INFORMATION

                             DOLE FOOD COMPANY, INC.

ITEM 3.  LEGAL PROCEEDINGS

In the Company's Form 10-K for the year ended December 28, 1996, the Company described certain lawsuits that had been filed in Texas against some of the manufacturers of a formerly widely used agricultural chemical called DBCP, the Company and several of its competitors. In these lawsuits, a large number of foreign nationals allege personal injuries caused by contact with DBCP. The plaintiffs claim that during the 1960's and 1970's they were employees of Company subsidiaries, competitors and independent local growers. In October 1995, four of the six cases pending in Texas state courts were removed to Texas federal court and dismissed by the Texas federal court on the grounds that the plaintiffs' home countries are the more appropriate forums for the claims. This dismissal involved approximately 75% of the Texas plaintiffs, many of whom have now filed claims in their home countries of Costa Rica, Ecuador, Honduras, Nicaragua and the Philippines. Plaintiffs have appealed these dismissals. The two remaining Texas state court cases were removed to Texas federal court, one of which has since been dismissed. Such dismissal has been appealed. Similar DBCP actions were filed in Louisiana state court in June 1995 by plaintiffs from some of the same foreign countries. The Louisiana cases were removed to federal court but were remanded in September 1996. In May 1996, additional DBCP actions were filed in Mississippi state court. These cases have been removed to federal court. As to all such matters, the Company has denied liability and asserted substantial defenses. In the opinion of management, after consultation with outside counsel, the pending lawsuits are not expected to have a material adverse effect on the Company's financial position or results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Dole Food Company, Inc. held its Annual Meeting of Stockholders (the "Meeting") on May 22, 1997, at which the Company's stockholders voted: (1) to elect the nominated slate of seven directors, each to serve until the next meeting and until his or her successor has been duly elected and qualified:
Elaine L. Chao, Mike Curb, David A. DeLorenzo, Richard M. Ferry, James F. Gary, Zoltan Merszei and David H. Murdock; and (2) to elect Arthur Andersen LLP as the Company's independent public accountants and auditors for the 1997 fiscal year.

Holders of record of the Company's common stock as of April 2, 1997 were entitled to vote at the Meeting. On April 2, 1997, there were 59,893,427 shares of common stock outstanding and entitled to vote and 55,423,929 of such shares were represented at the Meeting. Each of the directors received at least 99.0% of the shares cast in favor of his or her election. The shares cast for each director are as follows: Elaine L. Chao: 55,127,538 for and 296,391 withheld; Mike Curb: 55,124,818 for and 299,111 withheld; David
A. DeLorenzo: 55,131,088 for and 292,841 withheld; Richard M. Ferry:
55,139,068 for and 284,861 withheld; James F. Gary: 54,754,732 for and 669,197 withheld; Zoltan Merszei: 54,769,143 for and 654,786 withheld; and David H. Murdock: 55,059,879 for and 364,050 withheld. With respect to the election of Arthur Andersen LLP, the shares cast were 55,214,588 shares for, 93,918 shares against, and 115,423 shares in abstention.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (A)  EXHIBITS:

           Exhibit                                                    Page
             No.                                                     Number
           -------                                                   ------
             11      Computations of earnings per common share          11

             27      Financial data schedule


      (B) No reports on Form 8-K were filed for the quarter ended June 14, 1997.

EXHIBIT 11


                            DOLE FOOD COMPANY, INC.

                   COMPUTATIONS OF EARNINGS PER COMMON SHARE
                                 (Unaudited)
                      (in 000s, except per share amounts)


                                                         Quarter Ended
                                                      ---------------------
                                                      June 14,     June 15,
                                                        1997         1996
                                                      --------     --------
PRIMARY
Net income applicable to common shares                $ 70,429     $ 63,580
                                                      --------     --------

Average number of common shares outstanding
     during the period                                  59,917       60,022
     Add:
        Shares issuable upon exercise of stock
           options at average orices during the
           period                                          456          454
                                                      --------     --------
        Total primary shares                            60,373       60,476
                                                      --------     --------

Primary earnings per common share                     $   1.17     $   1.05
                                                      --------     --------
                                                      --------     --------

FULLY DILUTED
Net income applicable to common shares                $ 70,429     $ 63,580
                                                      --------     --------
Average number of common shares outstanding
     during the period                                  59,917       60,022
     Add:
        Shares issuable upon exercise of stock
           options at higher of average prices or
           end of period prices                            586          630
                                                      --------     --------
Total fully diluted shares                              60,503       60,652
                                                      --------     --------

Fully diluted earnings per common share               $   1.16     $   1.05
                                                      --------     --------
                                                      --------     --------

                                                                    EXHIBIT 11
                                                                    (CONTINUED)


                            DOLE FOOD COMPANY, INC.

                   COMPUTATIONS OF EARNINGS PER COMMON SHARE
                                 (Unaudited)
                      (in 000s, except per share amounts)


                                                        Half Year Ended
                                                     ---------------------
                                                     June 14,     June 15,
                                                       1997         1996
                                                     ---------    ---------
PRIMARY
Net income applicable to common shares               $ 112,472    $  93,589
                                                     ---------    ---------

Average number of common shares outstanding
     during the period                                  59,887       59,956
     Add:
        Shares issuable upon exercise of stock
           options at average prices during the
           period                                          379          437
                                                     ---------    ---------
        Total primary shares                            60,266       60,393
                                                     ---------    ---------

Primary earnings per common share                     $   1.87     $   1.55
                                                     ---------    ---------
                                                     ---------    ---------

FULLY DILUTED
Net applicable to common shares                       $112,472     $ 93,589
                                                     ---------    ---------
Average number of common shares outstanding
     during the period                                  59,887       59,956
     Add:
        Shares issuable upon exercise of stock
           options at higher of average prices or
           end of period prices                            586          630
                                                     ---------    ---------
Total fully diluted shares                              60,473       60,586
                                                     ---------    ---------

Fully diluted earnings per common share               $   1.86      $  1.54
                                                     ---------    ---------
                                                     ---------    ---------

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               DOLE FOOD COMPANY, INC.
                                                     Registrant



July 29, 1997                                  By /s/ HARVEY J. HEIMBUCH
                                                  ----------------------------
                                                      Harvey J. Heimbuch
                                                  Vice President - Controller
                                                  and Chief Accounting Officer