Form 10-Q
period 1997-09-30
DOLE FOOD COMPANY INC
filed 1997-11-18
CIK 18169

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                            ____________________

                                 FORM 10-Q

(Mark one)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
          For the quarterly period ended October 4, 1997

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

                             31365 OAK CREST DRIVE
                           WESTLAKE VILLAGE, CALIFORNIA 91362
             (Address of principal executive offices and zip code)

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

                                 Yes  X      No
                                     ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                      Shares Outstanding at October 31, 1997
   ---------------------                --------------------------------------
   Common Stock, without                              60,028,064
          par value

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            DOLE FOOD COMPANY, INC.

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

          Consolidated Statements of Income -- quarter and three quarters
          ended October 4, 1997 and October 5, 1996......................   3

          Consolidated Balance Sheets -- October 4, 1997 and
          December 28, 1996..............................................   5

          Consolidated Statements of Cash Flow -- three quarters ended
          October 4, 1997 and October 5, 1996............................   6

          Notes to Consolidated Financial Statements.....................   7

  ITEM 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................   8


PART II.  OTHER INFORMATION


  ITEM 1. Legal Proceedings..............................................   9

  ITEM 6. Exhibits and Reports on Form 8-K...............................  10

               Signatures................................................  13

                                    PART I.
                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                            DOLE FOOD COMPANY, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                      (in 000s, except per share amounts)


                                                           Quarter Ended
                                                     ---------------------------
                                                      October 4,     October 5,
                                                        1997           1996
                                                     ------------  ------------
REVENUE                                              $  1,178,301  $  1,093,586
Cost of products sold                                   1,022,144       937,625
                                                     ------------  ------------
   Gross margin                                           156,157       155,961
Selling, marketing and administrative
     expenses                                             110,096       108,072
                                                     ------------  ------------
   Operating income                                        46,061        47,889

Interest expense                                          (18,719)      (19,903)
Interest income                                             2,456         2,997
Other income (expense) - net                                   45        (2,917)
                                                     ------------  ------------
   Income before income taxes                              29,843        28,066

Income taxes                                              (5,400)        (5,100)
                                                     ------------  ------------

NET INCOME                                           $     24,443  $     22,966
                                                     ------------  ------------
                                                     ------------  ------------

Net income per common share                          $       0.40  $       0.38
                                                     ------------  ------------
                                                     ------------  ------------

Average number of common shares outstanding                60,502        60,630
                                                     ------------  ------------
                                                     ------------  ------------

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            DOLE FOOD COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                      (in 000s, except per share amounts)




                                                        Three Quarters Ended
                                                     --------------------------
                                                      October 4,     October 5,
                                                         1997           1996
                                                     ------------  ------------
 REVENUE                                             $  3,251,097  $  2,949,215
 Cost of products sold                                  2,752,196     2,486,672
                                                     ------------  ------------
   Gross margin                                           498,901       462,543
 Selling, marketing and administrative
   expenses                                               291,833       276,310
                                                     ------------  ------------
 Operating income                                         207,068       186,233

 Interest expense                                         (50,683)      (53,287)
 Interest income                                            5,876         6,600
 Other income - net                                         4,754         2,609
                                                     ------------  ------------
 Income before income taxes                               167,015       142,155

 Income taxes                                             (30,100)      (25,600)
                                                     ------------  ------------

 NET INCOME                                          $    136,915  $    116,555
                                                     ------------  ------------
                                                     ------------  ------------

 Net income per common share                         $       2.27  $       1.93
                                                     ------------  ------------
                                                     ------------  ------------

 Average number of common shares outstanding               60,349        60,472
                                                     ------------  ------------
                                                     ------------  ------------


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          DOLE FOOD COMPANY, INC.

                       CONSOLIDATED BALANCE SHEETS
                                (in 000s)


                                                      October 4,   December 28,
                                                         1997         1996
                                                      (Unaudited)   (Audited)
                                                     ------------  ------------
CURRENT ASSETS
   Cash and short-term investments                   $     43,778  $     34,342
   Receivable - net                                       489,673       518,266
   Inventories
           Finished products                              144,476       169,280
           Raw materials and work in progress             129,356       198,306
           Growing crop costs                              32,464        46,887
           Packing materials                               28,520        23,213
           Operating supplies and other                   110,195        88,366
                                                     ------------  ------------
                                                          445,011       526,052
   Prepaid expenses                                        42,427        47,164
                                                     ------------  ------------
            Total current assets                        1,020,889     1,125,824

Investments                                                71,280        72,930
Property, plant and equipment - net                       980,944     1,024,135
Long-term receivables - net                                65,844        69,861
Other assets                                              219,606       194,057
                                                     ------------  ------------
                                                     $  2,358,563  $  2,486,807
                                                     ------------  ------------
                                                     ------------  ------------

CURRENT LIABILITIES
   Notes payable                                     $      9,943  $     20,478
   Current portion of long-term debt                        2,087         1,497
   Accounts payable and accrued liabilities               598,083       639,955
                                                     ------------  ------------
          Total current liabilities                       610,113       661,930

Long-term debt                                            730,947       903,807
Other long-term liabilities                               327,955       341,798
Minority interests                                         37,722        29,712

Common shareholders' equity
   Common stock                                           320,852       320,476
   Additional paid-in capital                             173,675       167,645
   Retained earnings                                      242,072       123,280
   Cumulative foreign currency translation
      adjustment                                         (84,773)       (61,841)
                                                     ------------  ------------
          Total common shareholders' equity               651,826       549,560
                                                     ------------  ------------
                                                     $  2,358,563  $  2,486,807
                                                     ------------  ------------
                                                     ------------  ------------


             SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          DOLE FOOD COMPANY, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOW
                               (Unaudited)
                                (in 000s)



                                                        Three Quarters Ended
                                                      -------------------------
                                                      October 4,     October 5,
                                                          1997           1996
                                                      ----------     ----------
OPERATING ACTIVITIES
 Net Income                                           $  136,915     $ 116,555
 Adjustments to net income
           Depreciation and amortization                  88,044        84,883
           Equity earnings, net of distributions          (3,251)       (2,258)
           Provision for deferred income taxes            11,764        13,727
           Gain on sale of assets                         (6,243)       (3,383)
Change in operating assets and liabilities
             Receivables, net                             28,632       (28,576)
             Inventories                                  81,041        45,268
             Prepaid expenses and other assets           (18,642)       (1,208)
             Accounts payable and accrued liabilities    (54,961)      (28,475)
             Other                                       (17,912)      (13,928)
                                                      ----------     ----------
 Cash flow provided by operating activities              245,387       182,605
                                                      ----------     ----------

INVESTING ACTIVITIES
 Capital additions                                       (78,426)      (71,004)
 Proceeds from sales of property, plant & equipment       38,256        23,731
 Businesses acquired, net of acquired cash               (11,206)      (39,178)
 Sales (purchases) of investments, net                     9,446        (6,789)
                                                      ----------     ----------
 Cash flow used in investing activities                  (41,930)      (93,240)
                                                      ----------     ----------

FINANCING ACTIVITIES
 Short-term debt repayments, net                         (15,535)       (7,243)
 Long-term debt repayments, net                         (166,770)     (114,878)
 Cash dividends paid                                     (18,122)      (18,011)
 Issuance of common stock                                  6,406         9,673
                                                      ----------     ----------
 Cash flow used in financing activities                 (194,021)     (130,459)
                                                      ----------     ----------

Increase (decrease) in cash and short-term
 investments                                               9,436       (41,094)
Cash and short-term investments at beginning
 of period                                                34,342        72,151
                                                      ----------     ----------
Cash and short-term investments at end of period      $   43,778     $  31,057
                                                      ----------     ----------
                                                      ----------     ----------
Interest paid                                         $   52,988     $  53,900
Income taxes paid, net of refunds                         14,260        (6,815)


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            DOLE FOOD COMPANY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements of Dole Food Company, Inc. (the "Company") include all adjustments necessary to present fairly its financial position as of October 4, 1997 and October 5, 1996, and its results of operations for the quarter and three quarters then ended, and cash flow for the three quarters then ended. Interim results are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full year.

For additional information, refer to the notes to the Company's audited consolidated financial statements for the year ended December 28, 1996.

2. The Company declared and paid dividends on its common stock of approximately $18.1 million and $18 million during the first three quarters of 1997 and 1996, respectively. The cash dividends represent the regular quarterly dividend of 10 cents per share.

3. In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which is effective for fiscal years ending after December 15, 1997. SFAS 128 replaces disclosure of primary and fully diluted earnings per share with basic and diluted earnings per share. Application of SFAS 128 would not have had a material effect on the Company's earnings per share for the quarter or three quarters ended October 4, 1997 and October 5, 1996.

                            DOLE FOOD COMPANY, INC.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operating activities increased to $245.4 million for the first three quarters of 1997 from $182.6 million for the comparable period of the prior year, an increase of $62.8 million. The improvement in cash flow provided by operating activities is primarily attributable to the operating performance of the Company and the closure of its dried fruit operations in Fresno, California.


RESULTS OF OPERATIONS

Net income for the first three quarters of 1997 increased 17.5% to $136.9 million, $2.27 per share, from $116.6 million, $1.93 per share, for the first three quarters of 1996. Net income for the third quarter of 1997 increased to $24.4 million, $0.40 per share, from $23.0 million, $0.38 per share, for the third quarter of 1996.

Revenue for the first three quarters of 1997 increased 10% to $3,251.1 million from $2,949.2 million for the same period in 1996. Revenue for the third quarter of 1997 was $1,178.3 million, an increase of approximately 8% compared to revenue for the same quarter of the prior year. Banana volumes increased approximately 20% and 25% for the three quarters and the third quarter, respectively. Banana revenue growth was somewhat mitigated by slightly lower average pricing and the adverse impact of the stronger dollar against several major currencies in which the Company transacts sales. Also contributing to increased revenue for the three quarters was volume growth of approximately 20% in value-added, precut salads.

Operating income was $207.1 million for the first three quarters of 1997 compared to $186.2 million for the first three quarters of 1996, an increase of $20.9 million. Operating income for the third quarter of 1997 was $46.1 million compared to operating income of $47.9 million for the third quarter of 1996. Despite the adverse impact of the stronger dollar on revenues, operating income as a percentage of revenue has remained constant at 6% and 4% for the first three quarters and third quarter, respectively, of 1996 and 1997.

Interest expense, net of interest income, decreased 4% for the first three quarters of 1997 and for the third quarter of 1997 compared to the same periods of the prior year as a result of lower average debt levels. The growth in earnings and the resulting impact on operating cash flow allowed the Company to reduce net debt by $192.2 million during the first three quarters of 1997.

Other income, net of other expense, consists primarily of earnings from equity investments, gains and losses on the sale of property and minority interest expense. The increase in other income, net of other expense, for the first three quarters and the third quarter of 1997 is due to an increase in gain on sale of property and increased earnings from equity investments.

                          PART II. OTHER INFORMATION

                            DOLE FOOD COMPANY, INC.

ITEM 1.  LEGAL PROCEEDINGS

In the Company's Form 10-Q for the quarter ended June 14, 1997, the Company described certain lawsuits that had been filed in Texas against some of the manufacturers of a formerly widely used agricultural chemical called DBCP, the Company and several of its competitors. In these lawsuits, a large number of foreign nationals allege personal injuries caused by contact with DBCP. The plaintiffs claim that during the 1960's and 1970's they were employees of Company subsidiaries, competitors and independent local growers. In October 1995, four of the six cases pending in Texas state courts were removed to Texas federal court and dismissed by the Texas federal court on the grounds that the plaintiff's home countries are the more appropriate forums for the claims. This dismissal involved approximately 75% of the Texas plaintiffs, many of whom have now filed claims in their home countries of Costa Rica, Ecuador, Honduras, Nicaragua and the Philippines. Plaintiffs have appealed the federal court ruling. The two remaining Texas state court cases were removed to Texas federal court, one of which has since been dismissed. Such dismissal has been appealed. Similar DBCP actions were filed in Louisiana state court in June 1995 by plaintiffs from some of the same foreign countries. The Louisiana cases were removed to federal court but were remanded in September 1996. The DBCP manufacturers have reported that they have settled with the vast majority of the Texas and Louisiana
plaintiffs.   In May 1996, additional DBCP actions were filed in Mississippi state court. These cases have been removed to federal court. In October 1997, two DBCP class actions were filed in Hawaii state court and have since been removed to federal court. As to all such matters, the Company has denied liability and asserted substantial defenses. In the opinion of management, after consultation with outside counsel, the pending lawsuits are not expected to have a material adverse effect on the Company's financial position or results of operations.

The Company is involved from time to time in various claims and legal actions incident to its operations, both as plaintiff and defendant. In the opinion of management, after consultation with outside counsel none of the claims or actions to which the Company is a party is expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  EXHIBITS:

Exhibit
  No.
-------
 10.1 The Company's 1982 Stock Option and Award Plan, as amended through July 31, 1997.

 10.2 The Company's 1991 Stock Option and Award Plan, as amended through July 31, 1997.

 10.3 The Company's Non-Employee Directors Deferred Stock and Cash Compensation Plan, as amended through October 1, 1997.

 10.4     The Company's Stock Ownership and Enhancement Program.

 11       Computations of earnings per common share

 27       Financial data schedule


  (b) No reports on Form 8-K were filed for the quarter ended October 4, 1997.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       DOLE FOOD COMPANY, INC.
                                              Registrant




November 11 , 1997                     By   /s/ HARVEY J. HEIMBUCH
                                          ------------------------------
                                               Harvey J. Heimbuch
                                           Vice President - Controller
                                           and Chief Accounting Officer