Form 10-K405
period 1998-01-03
DOLE FOOD COMPANY INC
filed 1998-04-03
CIK 18169

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED JANUARY 3, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

                         COMMISSION FILE NUMBER 1-4455
                           --------------------------

                            DOLE FOOD COMPANY, INC.

             (Exact Name of Registrant as specified in its charter)

                   HAWAII                              99-0035300
      (State or other jurisdiction of               (I.R.S. employer
       incorporation or organization)            identification number)

           31365 OAK CREST DRIVE, WESTLAKE VILLAGE, CALIFORNIA 91361
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (818) 879-6600

          Securities registered pursuant to Section 12(b) of the Act:

            TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE
  ----------------------------------------         ON WHICH REGISTERED
                                            ---------------------------------
         Common Stock, No Par Value              New York Stock Exchange
                                                    Pacific Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE
                           --------------------------

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1998 was approximately $2,317,603,107.

    The number of shares of Common Stock outstanding as of March 20, 1998 was 60,354,537.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's 1998 Annual Report to Stockholders for the year ended January 3, 1998 are incorporated by reference into Parts I, II and IV.

    Portions of the registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DOLE FOOD COMPANY, INC.
                                   FORM 10-K
                       FISCAL YEAR ENDED JANUARY 3, 1998
                               TABLE OF CONTENTS

ITEM NUMBER
IN FORM 10-K                                                                                               PAGE
------------------------------------------------------------------------------------------------------  ----------
                                                      PART I

1.          Business..................................................................................      1

2.          Properties................................................................................      6

3.          Legal Proceedings.........................................................................      8

4.          Submission of Matters to a Vote of Security Holders; Executive Officers of   the
            Registrant................................................................................      9

                                                     PART II

5.          Market for the Registrant's Common Equity and Related Stockholder Matters.................      11

6.          Selected Financial Data...................................................................      11

7.          Management's Discussion and Analysis of Financial Condition and Results of   Operations...      11

8.          Financial Statements and Supplementary Data...............................................      11

9.          Changes in and Disagreements with Accountants on Accounting and Financial   Disclosure....      11

                                                     PART III

10.          Directors and Executive Officers of the Registrant.......................................      12

11.          Executive Compensation...................................................................      12

12.          Security Ownership of Certain Beneficial Owners and Management...........................      12

13.          Certain Relationships and Related Transactions...........................................      12

                                                     PART IV

14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................      12

(a)          1.  Index to Financial Statements........................................................      12

            2.  Index to Financial Statement Schedules................................................      12

            3.  Exhibits..............................................................................      13

(b)          Reports on Form 8-K......................................................................      14

Signatures............................................................................................      15

Financial Statements and Financial Statement Schedules................................................   F-1-F-2

                                     PART I

ITEM 1. BUSINESS

    Dole Food Company, Inc. was founded in Hawaii in 1851 and was incorporated under the laws of Hawaii in 1894. Unless the context otherwise requires, Dole Food Company, Inc. and its consolidated subsidiaries are referred to herein as the "Company" and "Dole".

    The Company's principal executive offices are located at 31365 Oak Crest Drive, Westlake Village, California 91361, telephone (818) 879-6600. At January 3, 1998, the Company had approximately 44,000 full-time employees worldwide. The Company is engaged in food production and distribution. Dole is one of the largest companies engaged in the worldwide sourcing, growing, processing, distributing and marketing of high quality, branded fresh produce.

    The Company's operations are described below. For detailed financial information with respect to the Company's business and its operations, see the Company's Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, which are included in its 1997 Annual Report for the fiscal year ended January 3, 1998 (the "Dole Annual Report") and incorporated by reference in Part II of this report.

    GENERAL

    Dole is engaged in the worldwide sourcing, growing, processing, distributing and marketing of high quality, branded fresh produce. Dole provides retail and institutional customers and other food product companies with high quality products which are produced and improved through research, agricultural assistance and advanced harvesting, processing, packing, cooling, shipping and marketing techniques and which bear the DOLE-Registered Trademark- trademarks.

    Dole is one of the world's largest producers of bananas and pineapples. Dole is also a major marketer of citrus and table grapes worldwide and an industry leader in iceberg lettuce, celery, cauliflower and broccoli and in fresh-cut salads and pre-cut vegetables. Dole also processes California almonds.

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

    Dole utilizes product quality, brand recognition, competitive pricing, effective customer service and consumer marketing programs to enhance its position within the highly competitive food industry. Consumer and institutional recognition of the DOLE-Registered Trademark- trademarks and related brands and the association of these brands with high quality food products contribute significantly to Dole's ability to compete in the markets for fresh fruit and vegetables, packaged foods and dried fruit, nuts and beverages. The Company owns these trademarks in the United States, Canada and in other countries in which it conducts business and regards them as important corporate assets with high recognition and acceptance.

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

    Dole's earnings from its fresh fruit, fresh vegetable, dried fruit and nut and beverage operations are sensitive to fluctuations in the volatile market prices for these products. Excess supplies often cause severe price competition. Growing conditions in various parts of the world, particularly weather conditions such as floods, droughts and freezes, and diseases and pests are primary factors affecting market prices because of their influence on supply and quality of product. Other factors affecting Dole's operations include the seasonality of its supplies, the ability to process products during critical harvest periods, the timing and effects of ripening, the degree of perishability, the effectiveness of worldwide distribution systems, the terms of various federal and state marketing orders, total worldwide industry volumes, the seasonality of consumer demand, foreign currency exchange fluctuations, foreign importation restrictions and foreign political risks.

    PRODUCTS

    Dole sources, distributes and markets fresh fruit products, including bananas, pineapples, table grapes, apples, pears, plums, oranges, grapefruit, lemons, mangoes, kiwi, tangelos, melons, cherries, strawberries, raspberries and other deciduous, tropical and citrus fruits.

    Dole sources, harvests, cools, distributes and markets more than 20 different types of fresh vegetable products, including iceberg lettuce, red and green leaf lettuce, romaine lettuce, butter lettuce, celery, cauliflower, broccoli, carrots, brussels sprouts, spinach, red and green onions, asparagus, snow peas and artichokes. Dole also markets value-added products such as iceberg lettuce based salad mixes, specialty lettuce salads, complete salad kits which include dressing and condiments, blends of specialty lettuces, red cabbage, peeled mini-carrots, shredded carrots, shredded red cabbage and coleslaw.

    Dole sources, processes and markets almonds and markets raisins, prunes and dates.

    Dole's fresh fruit and vegetable products and its consumer dried fruit and nut products are marketed under the DOLE-Registered Trademark- brand, under other brand names owned by the Company, and, in some cases, under private labels.

    Dole produces and markets processed food products, including sliced, chunk, tidbit and crushed pineapple and pineapple juice in cans, as well as tropical fruit salad and mandarin oranges.

    Dole's products are marketed through more than 50 direct selling offices in North America, approximately 50 in Europe, five in Japan, one each in Hong Kong, Korea, the Middle East and the Philippines, as well as through independent brokers.

    DOLE NORTH AMERICA

    DOLE NORTH AMERICA distributes and markets DOLE-Registered Trademark- fresh fruits and vegetables, and processed food products, including processed pineapple, canned pineapple juices and pineapple juice blend beverages, almonds, raisins, prunes and dates, in North America.

    Dole markets bananas and pineapples grown in Latin America, table grapes, apples and pears grown in the United States and Chile, melons grown in Brazil, Costa Rica and Honduras and citrus fruit grown in the United States, as well as other deciduous and tropical fruit grown in the United States, Latin America and Mexico. Fresh pineapple destined for North America is grown by Dole in Hawaii and in Honduras. These products are sold primarily to retail chains and wholesalers, which in turn resell or distribute them to retail food stores.

    Vegetables, sold as fresh and included in packaged salads and other value-added products, marketed by Dole are generally grown by independent growers in California and Arizona and northern and central

Mexico. The vegetables are generally field packed and transported to Dole's central cooling and distribution facilities. The products are sold to customers in North America and, to a lesser extent, Asia and Western Europe.

    Almonds are sourced from independent growers and, to a lesser extent, produced by Dole North America. They are sold in bulk to cereal, confectionery and other food processors and to a lesser extent, packaged for the retail consumer. They are marketed overseas, primarily in Western Europe and Asia, and domestically. Retail packs of raisins, prunes and dates are processed and packed through co-production arrangements.

    Dole has an agreement with Nestle Frozen, Refrigerated & Ice Cream Companies, Inc., a subsidiary of Nestle USA, Inc., pursuant to which Dole has licensed to Nestle its rights to market and manufacture processed products in key segments of the frozen novelty business in the United States and Canada, including FRUIT 'N JUICE-Registered Trademark-, and SORBET 'N CREAM-TM- bars and, in the premium novelty category, FRUIT SORBET. Certain pineapple and pineapple blend fruit juices are obtained through co-production arrangements with independent manufacturers. Dole also markets DOLE-Registered Trademark-canned pineapple juice and pineapple juice blend beverages.
DOLEWHIP-Registered Trademark-, a soft-serve, non-dairy dessert, is manufactured and marketed by Precision Food under license from Dole. In connection with the sale of a portion of its juice business to Tropicana Products, Inc. in May of 1995, Dole granted to Tropicana a royalty-free license to use certain trademarks, including DOLE-Registered Trademark-, in Tropicana's juice business.

    DOLE LATIN AMERICA

    DOLE LATIN AMERICA sources and transports bananas grown in Colombia, Costa Rica, Ecuador, Guatemala, Honduras, Nicaragua, Panama and Venezuela for markets principally in North America, Europe, Russia, the Mediterranean and selected Asian markets.

    Fresh pineapples destined for the North American and Western European markets are grown by Dole Latin America on plantations in Honduras and sourced from independent producers in Costa Rica.

    Dole sources table grapes, apples, pears and other deciduous fruit grown in Chile, melons grown in Brazil, Costa Rica and Honduras, citrus fruit grown in Honduras, and mangoes from Brazil, Costa Rica, Ecuador, Guatemala, Honduras, Mexico and Peru for markets in North America and Western Europe.

    Dole operates a fleet of 8 refrigerated containerships and 32 breakbulk refrigerated ships, of which 20 are Company-owned or bareboat chartered and the remainder are time chartered. From time to time, excess capacity may be chartered to others or may carry commercial cargo for third parties.

    Dole conducts other food and beverage operations in Honduras. It owns an approximately 81% interest in, and operates, a beer and soft drink bottling operation, a bottle crown plant, a plastic injection molding facility used primarily for the manufacture of beer and soft drink plastic cases, a sugar mill and sugar cane plantations, as well as a majority interest in an edible oils refinery, a laundry soap factory, a palm oil extraction operation and a palm oil plantation. The soft drink bottling operation, which sells its products primarily in Honduras, competes against other local bottlers.

    DOLE ASIA

    DOLE ASIA sources bananas and fresh pineapples grown in the Philippines and transports them to markets principally in Asia and the Middle East. Pineapples used for processed products distributed around the world are grown primarily in the Philippines and Thailand. Dole Asia also sources DOLE-Registered Trademark- and MOUNTAIN-Registered Trademark- asparagus from the Philippines and distributes and markets these products in Japan and other Asian countries.

    Dole distributes domestic and imported fruits and vegetables, including asparagus, broccoli, tomatoes, cabbage, radishes, carrots, lettuce, cherry tomatoes and melons, and pre-cut fruits, vegetables and salads, in Japan. Dole owns and operates six distribution centers in Japan through joint ventures with local distributors.

    Snow Dole Co., Ltd., a joint venture of Dole and Snow Brand Milk Products Co., Ltd. of Japan, processes and distributes frozen desserts, canned pineapple and other processed foods in Japan. Dole granted to Snow Brand Milk Products a royalty-free license to use certain trademarks, including
DOLE-Registered Trademark-, in Snow's juice business.

    Dole also produces anthuriums and other tropical flowers in the Philippines for export to Japan.

    DOLE EUROPE

    DOLE EUROPE is a major importer of bananas and other fresh fruits, dried fruits, nuts and canned fruits in Europe, the Ivory Coast and the Near East.

    Dole operates regional banana ripening facilities in France and Spain. It is a partner in the largest French banana and pineapple producer and is a minority partner in a banana export company in Guadeloupe. The Company is a minority partner with the Jamaican Producer Group (the largest banana producer in Jamaica) in the Jamaican Producers Fruit Distributors Ltd. in the United Kingdom. This banana ripening and fruit distribution company distributes fresh fruits and bananas under the DOLE-Registered Trademark- brand, as well as Jamaican bananas, fruits and vegetables direct to retail stores in the United Kingdom.

    Dole is the majority partner, with the Livorno Stevedore Company C.I.L.P., in a major port discharge and distribution facility in the Italian port of Livorno. Dole operates three banana ripening facilities and fruit and vegetable distribution facilities in Italy. Dole operates a major fresh fruit and vegetable distributor and banana ripener in northern Germany. Dole Europe is a partner in a Norwegian joint venture which owns and operates a cut-salad plant which supplies the Norwegian market. Dole owns and operates a banana ripening and fresh fruit distribution facility near Istanbul, Turkey.

    Dole owns and operates Pascual Hermanos, a major Spanish citrus and vegetable producer and exporter.

    Dole owns and operates a European dried fruit and nut business which sources products from around the world for processing and packaging in France and distribution in France and to other European markets.

    RESEARCH AND DEVELOPMENT

    Dole's research and development programs concentrate on improvements in productivity, food safety and product quality of existing products and the development of new value-added products, as well as agricultural research and packaging design. Agricultural research is directed toward improving product yields and product quality by examining and improving agricultural practices in all phases of production (such as development of specifically adapted plant varieties, land preparation, fertilization, cultural practices, pest and disease control, and post-harvesting, packing, and shipping procedures), and includes on-site technical services and the implementation and monitoring of recommended agricultural practices. Research efforts are also directed towards integrated pest management and biological pest control. Specialized machinery is also developed for various phases of agricultural production and packaging which reduces labor, improves productivity and efficiency and increases product quality. Agricultural research is conducted at field facilities primarily in California, Hawaii, Latin America and Asia.

    WORLDWIDE OPERATIONS

    Dole has significant food sourcing and related operations in Chile, Colombia, Costa Rica, Ecuador, Guatemala, Honduras, the Philippines, Thailand and the United States. Dole also sources food products in Algeria, Argentina, Australia, Brazil, Cameroon, Greece, Italy, Ivory Coast, Mexico, New Zealand,

Nicaragua, Panama, Peru, Spain, Syria, Tunisia, Turkey and Venezuela. Significant volumes of Dole's fresh fruit and packaged products are marketed in Canada, Western Europe, Japan and the United States, with lesser volumes marketed in New Zealand, Hong Kong, South Korea, Russia, Australia and certain countries in Asia, Eastern Europe, Scandinavia, the Middle East and Central and South America. Exports of Dole's products to these countries, particularly China, Japan, Russia, South Korea, Taiwan and the Middle East, are subject to various restrictions which may be increased or reduced in response to international political pressures, thus affecting Dole's ability to compete in these markets. Some of Dole's dried fruit and nut products are marketed to Asia and Western Europe. The European Union ("EU") banana regulations which impose quotas and tariffs on bananas remained in effect in 1997 and continue to be in effect in 1998. The World Trade Organization upheld, in a report during 1997, a complaint from the United States, Ecuador, Mexico, Honduras and Guatemala, that the EU had installed a "protectionist and discriminatory" banana trade regime by favoring imports from former European colonies in Africa and the Caribbean. Trade negotiations and discussions continue between the EU, the United States and the individual banana exporting countries. These trade negotiations could lead to further changes in the regulations governing banana exports to the EU. The net impact of these changing regulations on Dole's future results of operations is not determinable at this time.

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

ITEM 2. PROPERTIES

    The Company maintains executive offices in Westlake Village, California and auxiliary executive offices in Los Angeles, California, both of which are leased from third parties. Dole's various divisions also maintain headquarters offices in Westlake Village and Bakersfield, California, which are leased from third parties, and in Orland and Salinas, California and Wenatchee, Washington, which are owned by the Company. The Company owns its Latin American regional headquarters building in Costa Rica, as well as offices in Colombia and Honduras. Dole Europe maintains its European headquarters in Paris, France and regional offices in Hamburg, Germany, Brussels, Belgium, Milan, Italy and Valencia, Spain, which are leased from third parties. It owns its offices in Aguilas and Alemenara, Spain. Dole Latin America maintains regional offices in Chile and Ecuador which are leased from third parties. Dole Asia maintains offices in Hong Kong, Manila, the Philippines and Tokyo, Japan, which are leased from third parties. The inability to renew any of the above office leases by the Company would not have a material adverse effect on the Company's operating results. The Company and each of its subsidiaries believe that their property and equipment are generally well maintained, in good operating condition and adequate for their present needs.

    The following is a description of the Company's significant properties.

    DOLE NORTH AMERICA

    Dole's Hawaii pineapple and papaya operations for the fresh produce market are located on the island of Oahu and total approximately 8,000 acres, 6,500 of which are owned by the Company and the remainder of which are leased.

    Dole produces citrus on approximately 10,000 acres in the San Joaquin Valley of California owned directly or through partially-owned agricultural partnerships and on substantial additional acreage under management arrangements, as well as through independent growing arrangements. Dole also provides care and management services for approximately 10,000 citrus acres in Florida. Citrus is packed in seven Company-owned packing houses--five in California and two in Florida.

    Domestic table grapes are sourced from approximately 3,500 acres on three Company-owned vineyards in the San Joaquin Valley. Domestic table grapes are cooled in two Company-owned facilities in the San Joaquin Valley. Dole produces wine grapes on approximately 400 acres and stone fruit on approximately 800 acres of Company-owned property in the San Joaquin Valley. The Company owns a cherry packing and processing facility in Victor, California.

    Dole produces apples and pears directly from four Company-owned orchards on approximately 1,250 productive acres in Wenatchee and Chelan, Washington as well as through independent growing arrangements. The Company also owns apple and pear storage, processing and packing facilities in Wenatchee and Chelan.

    The Company owns approximately 1,400 acres of farmland in California and Arizona, and leases approximately 8,000 acres of farmland in California and another 6,000 acres in Arizona in connection with Dole's vegetable operations. The majority of this acreage is farmed under joint growing arrangements with independent growers, while the remainder is farmed by Dole. The Company owns cooling, packing and shipping facilities in Yuma, Arizona and the following California cities: Marina, Holtville, Guadalupe, Gonzales and Huron. Additionally, the Company has partnership interests in facilities in Yuma, Arizona, Salinas, California and Mexico, and leases facilities in Oxnard, California. The Company owns and operates state-of-the-art, value-added processing plants in Yuma, Arizona, Soledad, California and Springfield, Ohio.

    Dole produces almonds from approximately 850 acres and pistachios from approximately 3,000 acres of orchards in the San Joaquin Valley, owned or leased by the Company, or by agricultural partnerships in which the Company has an interest.

    The Company owns and operates one almond processing and packing plant and three almond receiving and storage facilities, all of which are located in the San Joaquin and Sacramento Valleys.

    The phase-out of the Company's Hawaii sugar operations was completed in 1996. The former sugar plantation consists of approximately 12,000 acres (approximately 6,200 acres of which are owned and the remainder of which are leased) which are partially used for diversified agricultural crops.

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

    DOLE LATIN AMERICA

    Dole produces bananas directly from Company-owned plantations in Costa Rica, Colombia, Honduras and Venezuela as well as through associated producers or independent growing arrangements in those countries and in Ecuador, Guatemala, Panama and Nicaragua. The Company owns approximately 18,420 acres in Honduras, 31,400 acres in Costa Rica, 3,000 acres in Colombia and 350 acres in Venezuela. Dole owns a 50% interest in a Guatemala banana producer which owns or controls approximately 9,600 acres in Guatemala.

    Dole also grows pineapple on approximately 6,000 acres of owned land in Honduras, primarily for the fresh produce market, and owns a juice concentrate plant in Honduras for pineapple and citrus.

    Dole produces citrus on approximately 600 acres of Company-owned land and operates a grapefruit packing house in Honduras.

    Dole grows grapes, stone fruit, kiwi and pears on approximately 2,400 Company-owned acres in Chile. Dole owns and operates 11 packing and cold storage facilities, a corrugated box plant and a wooden grape box plant in Chile.

    Dole operates Company-owned corrugated box plants in Chile, Colombia, Costa Rica, Ecuador and Honduras.

    The Company's operations in Honduras include an approximately 81% interest in a beer and soft drink bottling operation, a bottle crown plant, a plastic injection molding facility used primarily for the manufacture of beer and soft drink plastic cases and a sugar mill, as well as a majority interest in an edible oils refinery, a laundry soap factory, a palm oil extraction operation and 3,800 acres of palm oil plantation.

    Dole operates a fleet of 8 refrigerated containerships and 32 breakbulk refrigerated ships, of which 20 are Company-owned or bareboat chartered and the remainder are time chartered. The Company also owns or leases approximately 10,000 refrigerated containers and owns or leases approximately 9,400 chassis and gensets. From time to time, excess capacity may be chartered to others or may carry commercial cargo for third parties.

    DOLE ASIA

    Dole operates a pineapple plantation of approximately 24,000 acres in the Philippines. Originally covered by a lease agreement between Dole and a government-owned and controlled corporation, approximately 17,000 acres of the plantation have been transferred to a cooperative of Dole employees that will acquire the land pursuant to agrarian reform law. The remaining acreage in the Philippines is farmed pursuant to individual farm management contracts. A cannery, freezer, juice concentrate plant, corrugated box plant and can manufacturing plant, each owned by Dole, are located at or near the plantation.

    Dole owns and operates a cannery, can plant and juice concentrate plant located in central Thailand and a second multi-fruit cannery in southern Thailand. Through a subsidiary in Thailand controlled by Dole, Dole grows pineapple on approximately 3,900 acres of leased land and purchases additional supplies of pineapple in Thailand on the open market.

    Dole operates six distribution facilities in Japan through joint ventures with local distributors. Two of the distribution centers are located in Tokyo. Through independent growing arrangements Dole sources product from over 1,200 Japanese farmers.

    Dole also sources bananas through associated producers or independent growing arrangements in the Philippines. A plastic extruding plant and a box forming plant, both owned by Dole, are located near the plantations. With joint venture partners, Dole Asia is developing approximately 7,500 acres of citrus orchards in southwestern China.

    DOLE EUROPE

    Dole owns twelve banana ripening and fruit distribution facilities in France, seven in Spain, three in Italy and one in Germany. The Company has a minority interest in a French company which owns a majority interest in banana and pineapple plantations in Cameroon and the Ivory Coast, and has banana producing interests in the Ivory Coast. Dole owns a minority interest in a banana ripening and fruit distribution company with five facilities in the United Kingdom. Dole Europe is the majority owner in a port terminal and distribution facility in Livorno, Italy. The Company owns a banana ripening and fruit distribution facility near Istanbul, Turkey.

    Dole owns and operates four citrus packing houses and three lettuce packing houses in Spain. The Company also owns and operates approximately 360 acres of greenhouses and grows lettuce, tomatoes and citrus fruit on approximately 3,500 acres in Spain. It owns its offices in Aguilas and Alemenara, Spain and leases offices in Valencia, Spain.

    In France, the Company owns a dried fruit and nut processing, packaging and warehousing facility in Vitrolles, a date processing and packing plant in Marseille and a prune processing and packaging plant in Agen.

ITEM 3. LEGAL PROCEEDINGS

    In the Company's Form 10-Q for the quarter ended October 4, 1997, the Company described certain lawsuits that had been filed in Texas against some of the manufacturers of a formerly widely used agricultural chemical called DBCP, the Company and several of its competitors. In these lawsuits, a large number of foreign nationals allege personal injuries caused by contact with DBCP. The plaintiffs claim that during the 1960's and 1970's they were employees of Company subsidiaries, competitors and independent local growers. In October 1995, four of the six cases pending in Texas state courts were removed to Texas federal court and dismissed by the Texas federal court on the grounds that the plaintiffs' home countries are the more appropriate forums for the claims. This dismissal involved approximately 75% of the Texas plaintiffs, many of whom have now filed claims in their home countries of Costa Rica, Ecuador, Honduras, Nicaragua and the Philippines. The two remaining Texas state court cases were removed to Texas federal court, one of which has since been dismissed. Similar DBCP actions were filed in Louisiana state court in

June 1995 by plaintiffs from some of the same foreign countries. The Louisiana cases were removed to federal court but were remanded in September 1996. Additional DBCP actions were filed in the state courts of Mississippi, in May of 1996 and of Hawaii in October of 1997. These cases have been removed to federal court. As to all such matters, the Company has denied liability and asserted substantial defenses. In the opinion of management, after consultation with outside counsel, the pending lawsuits are not expected to have a material adverse effect on the Company's financial position or results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the quarter ended January 3, 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    Below is a list of the names and ages of all executive officers of the Company as of March 20, 1998 indicating their positions with the Company and their principal occupations during the past five years. The current terms of the executive officers will expire at the next organizational meeting of the Company's Board of Directors or at such time as their successors are elected.

                                                                POSITIONS WITH THE COMPANY AND SUBSIDIARIES
NAME AND                                       AGE                    AND FIVE-YEAR EMPLOYMENT HISTORY
------------------------------------------  ---------  --------------------------------------------------------------
David H. Murdock..........................       (74)  Chairman of the Board, Chief Executive Officer and Director of
                                                         the Company since July 1985. Chairman of the Board, Chief
                                                         Executive Officer and Director of Castle & Cooke, Inc. since
                                                         October 1995. Since June 1982, Chairman of the Board and
                                                         Chief Executive Officer of Flexi-Van Leasing, Inc., a
                                                         Delaware corporation wholly-owned by Mr. Murdock. Sole owner and developer of the Sherwood Country Club in Ventura
                                                         County, California, and numerous other real estate
                                                         developments; also sole stockholder of numerous corporations engaged in a variety of business ventures and in the
                                                         manufacture of textile-related products and industrial and building products.

David A. DeLorenzo........................       (51)  President and Chief Operating Officer of the Company since
                                                         March 1996. President of Dole Food Company-International
                                                         from September 1993 to March 1996. Executive Vice President of the Company from July 1990 to March 1996. Director of the
                                                         Company since February 1991. President of Dole Fresh Fruit
                                                         Company from September 1986 to June 1992.

Gregory L. Costley........................       (44)  President of Dole North America Fruit since March 1996.
                                                         President of Dole Bakersfield from April 1994 to March 1996.
                                                         President of Dole Citrus from February 1992 to April 1994.

                                                                POSITIONS WITH THE COMPANY AND SUBSIDIARIES
NAME AND                                       AGE                    AND FIVE-YEAR EMPLOYMENT HISTORY
------------------------------------------  ---------  --------------------------------------------------------------
Lawrence A. Kern..........................       (50)  President of Dole Fresh Vegetables, Inc. since January 1993.

Peter M. Nolan............................       (55)  President of Dole Packaged Foods Company since February 1995.
                                                         Senior Vice President, Sales and Marketing of Dole Packaged
                                                         Foods from August 1994 to February 1995. Senior Vice
                                                         President, Sales and Marketing for Dole Fresh Fruit and
                                                         Vegetables, North America Division, from October 1992 to
                                                         August of 1994.

David A. Cohen............................       (34)  Senior Vice President-Acquisitions and Investments of the
                                                         Company since October 1996. Director of Mergers and
                                                         Acquisitions of the Company from March 1991 to December
                                                         1996. Director of Investments of Pacific Holding Company (a
                                                         sole proprietorship of Mr. Murdock) since March 1991.

John W. Tate..............................       (47)  Vice President and Chief Financial Officer of the Company
                                                         since October 1997. Senior Vice President and Chief
                                                         Financial Officer of Dole Europe from June 1996 to October
                                                         1997. Senior Vice President and Chief Financial Officer of
                                                         Dole Fresh Vegetables from November 1994 to June 1996. Vice
                                                         President, Finance and Administration of Dole Fresh
                                                         Vegetables from January 1993 to November 1994.

Harvey J. Heimbuch........................       (65)  Vice President of the Company since December 1996. Chief
                                                         Accounting Officer and Controller of the Company from
                                                         December 1996 to October 1997. Vice President-Finance of
                                                         Dole Packaged Foods Company from May 1988 to December 1996.

George R. Horne...........................       (61)  Vice President-Human Resources of Dole since February 1986.
                                                         Vice President of the Company since October 1982.

Edward A. Lang, III.......................       (42)  Vice President-Treasurer of the Company since July 1996.
                                                         Assistant Treasurer from December 1993 to July 1996. Manager of International Finance of the Company from June 1989 to
                                                         December 1993.

Patrick A. Nielson........................       (47)  Vice President-International Legal and Regulatory Affairs of
                                                         the Company since October 1995. Vice President and General
                                                         Counsel-Food Operations of the Company from May 1994 to
                                                         October 1995. General Counsel-Food Operations of the Company
                                                         from July 1991 to May 1994.

                                                                POSITIONS WITH THE COMPANY AND SUBSIDIARIES
NAME AND                                       AGE                    AND FIVE-YEAR EMPLOYMENT HISTORY
------------------------------------------  ---------  --------------------------------------------------------------
J. Brett Tibbitts.........................       (42)  Vice President, Corporate General Counsel and Corporate
                                                         Secretary of the Company since October 1995. Vice President and Corporate General Counsel of the Company from May 1994 to October 1995. General Counsel--Corporate of the Company
                                                         from June 1992 to May 1994.

Roberta Wieman............................       (54)  Vice President of the Company since February 1995. Executive
                                                         Assistant to the Chairman of the Board and Chief Executive
                                                         Officer from November 1991 to February 1995. Vice President and Corporate Secretary of Castle & Cooke, Inc. since April
                                                         1996. Secretary of Pacific Holding Company (a sole
                                                         proprietorship of Mr. Murdock) since January 1992.

James A. Dykstra..........................       (36)  Controller and Chief Accounting Officer of the Company since
                                                         October 1997. Chief Financial Officer of Dole Latin America
                                                         from October 1995 to October 1997. Controller of Dole Latin
                                                         America from August 1990 to October 1995.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    As of March 20, 1998, there were approximately 12,365 holders of record of the Company's Common Stock. Additional information required by Item 5 is contained on pages 33, 36, 41 and 43 of the Dole Annual Report. Such information is incorporated herein by reference.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    There is hereby incorporated by reference the information appearing on pages 25 through 37 of the Dole Annual Report. See also Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no changes in the Company's independent public accountants for the 1997 and 1996 fiscal years nor have there been any disagreements with the Company's independent public accountants on accounting principles or practices for financial statement disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    There is hereby incorporated by reference the information regarding the Company's directors to appear under the caption "Election of Directors" in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement"). See the list of the Company's executive officers and related information under "Executive Officers of the Registrant", which is set forth in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

    There is hereby incorporated by reference the information to appear under the captions "Remuneration of Directors" and "Compensation of Executive Officers" in the 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    There is hereby incorporated by reference the information with respect to security ownership to appear under the captions "General Information", "Beneficial Ownership of Certain Stockholders" and "Security Ownership of Directors and Executive Officers" in the 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is hereby incorporated by reference the information to appear under the caption "Certain Transactions" in the 1998 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) 1.  Financial Statements:

    The following consolidated financial statements are included in the Dole Annual Report and are incorporated herein by reference:

                                                                                         ANNUAL
                                                                                         REPORT
                                                                                          PAGES
                                                                                       -----------
Consolidated Statements of Income--fiscal years ended January 3, 1998, December 28,
  1996 and December 30, 1995.........................................................          25
Consolidated Balance Sheets--January 3, 1998 and December 28, 1996...................          26
Consolidated Statements of Cash Flow--fiscal years ended January 3, 1998, December
  28, 1996 and December 30, 1995.....................................................          27
Notes to Consolidated Financial Statements...........................................       28-36
Report of Independent Public Accountants.............................................          37

2.  Financial Statement Schedules:


                                                                                        FORM 10-K
                                                                                          PAGES
                                                                                       -----------
Independent Public Accountants' Report on Financial Statement Schedule...............         F-1
Schedule II--Valuation and Qualifying Accounts.......................................         F-2

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

      4.1  Credit Agreement dated as of July 29, 1996 among the Company, The Chase Manhattan Bank, as Administrative
             Agent and Lender; Bank of America National Trust & Savings Association, as Syndication Agent and
             Lender; Citibank, N.A., as Documentation Agent and Lender; and the financial institutions which are
             Lenders thereunder, relating to the Company's $400 million revolving credit facility. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-QA for the quarter ended October
             5, 1996, File No.1-4455.

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

                         Executive Compensation Plans and Arrangements--Exhibits 10.1-10.9:

     10.1  The Company's 1991 Stock Option and Award Plan, as amended through July 31, 1997. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
             October 4, 1997, File No. 1-4455.

     10.2  The Company's 1982 Stock Option and Award Plan, as amended through July 31, 1997. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
             October 4, 1997, File No. 1-4455.

     10.3  Dole Food Company, Inc. Executive Supplementary Retirement Plan (effective January 1, 1989), First
             Restatement. Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for
             the fiscal year ended December 29, 1990, File No. 1-4455.

     10.4  Dole Food Company, Inc. Annual Incentive Plan. Incorporated by reference to Exhibit 10.15 to the
             Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994, File No. 1-4455.

     10.5  Dole Food Company, Inc. Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.16 to the
             Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994, File No. 1-4455.

 EXHIBIT
   NO.
---------
     10.6  Dole Food Company, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     10.7  The Company's 1996 Non-Employee Directors Deferred Stock and Cash Compensation Plan, as amended effective
             October 1, 1997. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form
             10-Q for the fiscal quarter ended October 4, 1997, File No. 1-4455.

     10.8  The Company's Stock Ownership Enhancement Program, as effective July 31, 1997. Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 4,
             1997, File No. 1-4455.

     10.9  The Company's 1995 Non-Employee Directors Stock Option Plan. Incorporated by reference to Exhibit 4.1 to the Company's Report on Form S-8 filed on June 28, 1995, Registration No. 33-60641.

     11    Computations of earnings per common share.

     13    Dole Food Company, Inc. 1997 Annual Report for the fiscal year ended January 3, 1997. (This Report is furnished for information of the Commission and, except for those portions thereof which are expressly incorporated by reference herein, is not "filed" as a part of this Annual Report on Form 10-K.)

     21    Subsidiaries of Dole Food Company, Inc.

     23    Consent of Arthur Andersen LLP.

     27    Financial Data Schedules.

    (b) Reports on Form 8-K:

    No current reports on Form 8-K were filed by the Company during the last quarter of the year ended January 3, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DOLE FOOD COMPANY, INC.
                                REGISTRANT

March 27, 1998

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

     /s/ DAVID H. MURDOCK       Chairman of the Board and
------------------------------    Chief Executive Officer     March 27, 1998
       David H. Murdock           and Director

    /s/ DAVID A. DELORENZO
------------------------------  President, Chief Operating    March 27, 1998
      David A. DeLorenzo          Officer and Director

       /s/ JOHN W. TATE
------------------------------  Chief Financial Officer       March 27, 1998
         John W. Tate

                                Controller and Chief
     /s/ JAMES A. DYKSTRA         Accounting Officer
------------------------------    (Principal Accounting       March 27, 1998
       James A. Dykstra           Officer)

      /s/ ELAINE L. CHAO
------------------------------  Director                      March 27, 1998
        Elaine L. Chao

        /s/ MIKE CURB
------------------------------  Director                      March 27, 1998
          Mike Curb

     /s/ RICHARD M. FERRY
------------------------------  Director                      March 27, 1998
       Richard M. Ferry

      /s/ JAMES F. GARY
------------------------------  Director                      March 27, 1998
        James F. Gary

      /s/ ZOLTAN MERSZEI
------------------------------  Director                      March 27, 1998
        Zoltan Merszei

                                 EXHIBIT INDEX

 EXHIBITS                                                                                                        PAGE
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

       4.1   Credit Agreement dated as of July 29, 1996 among the Company, The Chase Manhattan Bank, as
               Administrative Agent and Lender; Bank of America National Trust & Savings Association, as
               Syndication Agent and Lender; Citibank, N.A., as Documentation Agent and Lender; and the
               financial institutions which are Lenders thereunder, relating to the Company's $400 million revolving credit facility. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly
               Report on Form 10-QA for the quarter ended October 5, 1996, File No. 1-4455...................

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

             Executive Compensation Plans and Arrangements - Exhibits 10.1 - 10.9:

      10.1   The Company's 1991 Stock Option and Award Plan, as amended through July 31, 1997. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 4, 1997, File No. 1-4455................................................

      10.2   The Company's 1982 Stock Option and Award Plan, as amended through July 31, 1997. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 4, 1997, File No. 1-4455................................................

      10.3   Dole Food Company, Inc. Executive Supplementary Retirement Plan (effective January 1, 1989),
               First Restatement. Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-4455.....................

      10.4   Dole Food Company, Inc. Annual Incentive Plan. Incorporated by reference to Exhibit 10.15 to the
               Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994, File No.
               1-4455........................................................................................

      10.5   Dole Food Company, Inc. Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994, File No.
               1-4455........................................................................................

 EXHIBITS                                                                                                        PAGE
-----------                                                                                                    ---------
      10.6   Dole Food Company, Inc. Executive Deferred Compensation Plan. Incorporated by reference to
               Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December
               31, 1994......................................................................................

      10.7   The Company's 1996 Non-Employee Directors Deferred Stock and Cash Compensation Plan, as amended effective October 1, 1997. Incorporated by reference to Exhibit 10.3 to the Company's
               Quarterly Report on Form 10-Q for the fiscal quarter ended October 4, 1997, File No.
               1-4455........................................................................................

      10.8   The Company's Stock Ownership Enhancement Program, as effective July 31, 1997. Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 4, 1997, File No. 1-4455................................................

      10.9   The Company's 1995 Non-Employee Directors Stock Option Plan. Incorporated by reference to
               Exhibit 4.1 to the Company's Report on Form S-8 filed on June 28, 1995, Registration No.
               33-60641......................................................................................

      11     Computations of earnings per common share.......................................................

      13     Dole Food Company, Inc. 1997 Annual Report for the fiscal year ended January 3, 1997. (This
               Report is furnished for information of the Commission and, except for those portions thereof which are expressly incorporated by reference herein, is not "filed" as a part of this Annual
               Report on Form 10-K.).........................................................................

      21     Subsidiaries of Dole Food Company, Inc..........................................................

      23     Consent of Arthur Andersen LLP..................................................................

      27     Financial Data Schedules........................................................................

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Dole Food Company, Inc.;

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Dole Food Company, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 6, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the preceding index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP

Los Angeles, California
April 2, 1998

                            DOLE FOOD COMPANY, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                     ADDITIONS
                                                             --------------------------
                                                BALANCE AT   CHARGED TO    CHARGED TO
                                                 BEGINNING    COSTS AND       OTHER                     BALANCE AT
                                                  OF YEAR     EXPENSES     ACCOUNTS(B)   DEDUCTIONS(A)  END OF YEAR
                                                -----------  -----------  -------------  -------------  -----------
                                                                          (IN THOUSANDS)
Year Ended January 3, 1998
  Allowance for doubtful accounts
    Trade receivables                            $  40,766    $   4,932            --      $   7,829     $  37,869
    Notes and other current receivables             20,988        4,994            --          3,752        22,230
    Long-term receivables                           13,474       10,951         3,300          3,269        24,456

Year Ended December 28, 1996
  Allowance for doubtful accounts
    Trade receivables                            $  32,329    $  18,271            --      $   9,834     $  40,766
    Notes and other current receivables             14,665        8,992            --          2,669        20,988
    Long-term receivables                           10,399        5,311            --          2,236        13,474

Year Ended December 30, 1995
  Allowance for doubtful accounts
    Trade receivables                            $  25,034    $  11,120            --      $   3,825     $  32,329
    Notes and other current receivables             10,034        5,588            --            957        14,665
    Long-term receivables                           13,895        2,584            --          6,080        10,399

Note:

(A) Write-off of uncollectible amounts.

(B) Net reserve established in connection with asset purchase.