Form 10-Q
period 1998-03-28
DOLE FOOD COMPANY INC
filed 1998-05-12
CIK 18169

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                --------------------

                                     FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
          For the quarterly period ended March 28, 1998

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from            to

                           Commission File Number 1-4455

                        ------------------------------------

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
                                  Yes  X      No
                                      ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                          Shares Outstanding at April 30, 1998
--------------------------                ------------------------------------
Common Stock, No Par Value                              60,355,612


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DOLE FOOD COMPANY, INC.

                                       INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS
               Consolidated Statements of Income -- quarter ended
               March 28, 1998 and March 22, 1997......................     3

               Consolidated Balance Sheets -- March 28, 1998 and
               January 3, 1998........................................     4

               Consolidated Statements of Cash Flow - quarter ended
               March 28, 1998 and March 22, 1997......................     5

               Notes to Consolidated Financial Statements.............     6

     ITEM 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations..........     7


PART II.  OTHER INFORMATION


     ITEM 1.   Legal Proceedings......................................     8

     ITEM 6.   Exhibits and Reports on Form 8-K.......................     9

               Signatures.............................................     10

                                      PART I.
                               FINANCIAL INFORMATION

                           ITEM 1.  FINANCIAL STATEMENTS

                              DOLE FOOD COMPANY, INC.

                         CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)
                        (in 000s, except per share amounts)


                                                            Quarter Ended
                                                        ----------------------
                                                        March 28,    March 22,
                                                          1998          1997
                                                        ---------    ---------
 Revenue                                               $1,011,984     $964,992
 Cost of products sold                                    872,963      813,254
                                                        ---------    ---------
    Gross margin                                          139,021      151,738

 Selling, marketing and administrative expenses            97,314       90,939
                                                        ---------    ---------
    Operating income                                       41,707       60,799


 Interest income                                            1,687        2,176
 Other income (expense) - net                                (933)       5,167
                                                        ---------    ---------
    Earnings before interest and taxes                     42,461       68,142


 Interest expense                                         (14,700)     (16,899)
                                                        ---------    ---------
    Income before income taxes                             27,761       51,243

 Income taxes                                              (5,000)      (9,200)
                                                        ---------    ---------


    Net income                                            $22,761      $42,043
                                                        ---------    ---------
                                                        ---------    ---------


 Net income per common share
    Basic                                                   $0.38        $0.70
    Diluted                                                  0.37         0.70
                                                        ---------    ---------
                                                        ---------    ---------


 Diluted average number of common shares outstanding       60,837       60,196
                                                        ---------    ---------
                                                        ---------    ---------

                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DOLE FOOD COMPANY, INC.

                            CONSOLIDATED BALANCE SHEETS
                                     (in 000s)

                                                   March 28,          January 3,
                                                      1998               1998
                                                  (Unaudited)         (Audited)
                                                  -----------        ----------
CURRENT ASSETS
   Cash and short-term investments                $    31,832       $    31,202
   Receivables - net                                  558,513           534,844
   Inventories
      Finished products                               171,979           149,933
      Raw material and work in progress               120,729           142,623
      Growing crop costs                               47,917            46,207
      Packing materials                                26,976            24,803
      Operating supplies and other                    114,242           105,126
                                                  -----------        ----------
                                                      481,843           468,692
   Prepaid expenses                                    55,690            48,438
                                                  -----------        ----------
           Total current assets                     1,127,878         1,083,176

Investments                                            70,554            69,248
Property, plant and equipment - net                 1,022,508         1,024,247
Long-term receivables - net                            64,817            63,482
Other assets                                          245,616           223,742
                                                  -----------        ----------
          TOTAL ASSETS                            $ 2,531,373       $ 2,463,895
                                                  -----------        ----------
                                                  -----------        ----------

CURRENT LIABILITIES
   Notes payable                                  $    10,607       $    11,290
   Current portion of long-term debt                    1,826             2,326
   Accounts payable and accrued liabilities           653,426           662,823
                                                  -----------        ----------
          Total current liabilities                   665,859           676,439

Long-term debt                                        821,112           754,849
Other long-term liabilities                           318,682           328,293
Minority interests                                     44,342            37,842

Commitments and contingencies

Common shareholders' equity
   Common stock                                       321,006           320,707
   Additional paid-in capital                         182,392           174,058
   Retained earnings                                  270,157           259,456
   Accumulated other comprehensive loss               (92,177)          (87,749)
                                                  -----------        ----------
          Total common shareholders' equity           681,378           666,472
                                                  -----------        ----------
          TOTAL LIABILITIES AND EQUITY            $ 2,531,373       $ 2,463,895
                                                  -----------        ----------
                                                  -----------        ----------

                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              DOLE FOOD COMPANY, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOW
                                    (Unaudited)
                                     (in 000s)

                                                           Quarter Ended
                                                      -------------------------
                                                      March 28,       March 22,
                                                         1998            1997
                                                      ---------       ---------
 OPERATING ACTIVITIES
 Net income                                           $  22,761       $  42,043
  Adjustments to net income
       Depreciation and amortization                     25,410          27,361
       Provision for deferred income taxes                1,816           1,775
       Other                                                (20)         (8,554)
 Change in operating assets and liabilities
        Receivables - net                               (28,954)        (52,676)
        Inventories                                     (11,798)          7,328
        Prepaid expenses                                 (8,191)         (5,349)
        Accounts payable and accrued liabilities        (21,662)         (3,740)
        Internal Revenue Service payment
          related to prior years' audits                (17,145)              -
        Other                                            (3,480)         (8,612)
                                                      ---------       ---------
  Cash flow used in operating activities                (41,263)           (424)
                                                      ---------       ---------

 INVESTING ACTIVITIES
  Capital additions                                     (18,471)        (18,911)
  Proceeds from sales of property, plant & equipment      2,670           5,138
  Businesses acquired - net of acquired cash               (441)        (10,300)
  Sales (purchases) of investments - net                   (537)          4,912
                                                      ---------       ---------
  Cash flow used in investing activities                (16,779)        (19,161)
                                                      ---------       ---------

 FINANCING ACTIVITIES
  Short-term debt repayments - net                       (1,186)        (11,966)
  Long-term debt borrowings - net                        57,253          27,438
  Cash dividends paid                                    (6,028)         (5,985)
  Issuance of common stock                                9,127           1,529
  Repurchase of common stock                               (494)              -
                                                      ---------       ---------
  Cash flow provided by financing activities             58,672          11,016
                                                      ---------       ---------

 Increase (decrease) in cash and short-term
  investments                                               630          (8,569)
 Cash and short-term investments at beginning
  of period                                              31,202          34,342
                                                      ---------       ---------
 Cash and short-term investments at end of period     $  31,832       $  25,773
                                                      ---------       ---------
                                                      ---------       ---------

                  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              DOLE FOOD COMPANY, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements of Dole Food Company, Inc. (the "Company") include all adjustments necessary to present fairly its financial position as of March 28, 1998 and January 3, 1998 (audited), and its results of operations and
     cash flow for the quarters ended March 28, 1998 and March 22, 1997.   For
     additional information, refer to the notes to the Company's audited consolidated financial statements for the year ended January 3, 1998.

     Interim results are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full year. The Company's fresh fruit and vegetable operations are sensitive to a number of factors including foreign currency fluctuations; and weather conditions and their effect on industry volumes, prices, product quality and costs.

     Certain prior year amounts have been reclassified to conform with the 1998 presentation.

2. During the first quarter of 1998, the Company declared dividends on its common stock of $12.1 million of which $6.0 million were paid. The dividends declared during the first quarter of 1998 include regular quarterly dividends for the first and second quarters of 1998. For the same period of 1997, the Company declared and paid dividends of $6.0 million representing the regular quarterly dividend of $0.10 cents per share.

3. The Company paid interest of $18.0 million in the first quarter of 1998 and $11.9 million for the same period in 1997. The Company paid income taxes of $21.8 million for the first quarter of 1998 which included $17.1 million related to prior years' audits. The Company received income tax refunds (net of income taxes paid) of $1.8 million for the first quarter of 1997.

4. In accordance with Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income," the Company recognized $18.4 million and $30.5 million of comprehensive income which consists of net income and unrealized foreign currency translation losses of $4.4 million and $11.5 million for the quarters ended March 28, 1998 and March 22, 1997, respectively.

5. The weighted average number of common shares outstanding before the dilutive effect of stock options at average prices for the quarters ended March 28, 1998 and March 22, 1997 was 60,197,000 and 59,858,000,
     respectively.

                              DOLE FOOD COMPANY, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenue for the first quarter of 1998 increased 5% to $1,012.0 million from $965.0 million for the same period in 1997. Net income for the first quarter of 1998 was $22.8 million, or $0.37 per diluted share, compared to $42.0 million, or $0.70 per diluted share, for the first quarter of 1997.

Revenue increased due to European distribution businesses acquired in the fourth quarter of 1997 and favorable volume and pricing in the vegetable and Honduran beverage operations. The decrease in earnings was primarily due to weaker pricing in the North American banana market caused by high industry volume. The decrease was also caused by weakening currency markets, especially in Japan. This was somewhat offset by strong vegetable operations.

Operating income was $41.7 million for the first quarter of 1998 compared to $60.8 million for the first quarter of 1997.

Interest expense decreased 13% for the first quarter of 1998 compared to the same period of the prior year as a result of lower average debt levels.

In the prior year, other income (expense) - net included a gain from the sale of an investment.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). In accordance with SFAS 131, the Company is currently evaluating the additional business segments to be reported in its 1998 Annual Report on Form 10-K. Since the statement requires additional disclosure only, it will have no effect on the financial condition or results of operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow used in operating activities increased to $41.3 million for the first quarter of 1998 from $0.4 million for the comparable period of the prior year. This was primarily due to lower earnings, a payment to the Internal Revenue Service related to prior years' audits, lower accounts payable and accrued liabilities levels and an increase in inventory. The Company is currently pursuing a refund of the payment to the Internal Revenue Service. During the first quarter of 1997, the Company experienced an underlying decrease in its working capital requirements as a result of the closure of its Fresno, California dried fruit operations.

Capital expenditures of $18.5 million for the first quarter of 1998 were for the acquisition and maintenance of productive assets and were funded largely by the proceeds from borrowings.

As of March 28, 1998, the Company had no borrowings outstanding under its $400 million, five year revolving credit facility.

During the first quarter of 1998, the Company repurchased 10,000 shares at a cost of $0.5 million.

                             PART II. OTHER INFORMATION

                              DOLE FOOD COMPANY, INC.


ITEM 1.  LEGAL PROCEEDINGS

In the Company's Form 10-K for the fiscal year ended January 3, 1998, the Company described certain lawsuits that had been filed in Texas, Louisiana, Mississippi, and Hawaii against some of the manufacturers of a formerly widely used agricultural chemical called DBCP, the Company and several of its competitors. In these lawsuits, a large number of foreign nationals allege personal injuries caused by contact with DBCP. The plaintiffs claim that during the 1960's and 1970's they were employees of Company subsidiaries, competitors and independent local growers. All cases were removed to federal court and most have been dismissed on the grounds that the plaintiff's home countries are the more appropriate forums for the claims. Dismissal motions are pending in one Texas case and two Hawaii cases, and one Louisiana case was remanded to state court. The dismissed Texas cases are on appeal. The DBCP manufacturers have reported that they have settled with the majority of Texas and Louisiana plaintiffs. In April 1998, the Dow Chemical Company, a manufacturer of DBCP, filed a lawsuit against a Company subsidiary seeking indemnification for settlements and defense costs. As to all such matters, the Company has denied liability and asserted substantial defenses. In the opinion of management, after consultation with outside counsel, the pending lawsuits are not expected to have a material adverse effect on the Company's financial position or results of operations.

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

      27   Financial data schedule

     (b) No reports on Form 8-K were filed for the quarter ended March 28, 1998.

                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                DOLE FOOD COMPANY, INC.
                                                       Registrant





May 12, 1998                                    By /s/ James A. Dykstra
                                                  ----------------------
                                                    James A. Dykstra
                                                     Controller and
                                                Chief Accounting Officer