Form 10-Q
period 1998-06-20
DOLE FOOD COMPANY INC
filed 1998-08-04
CIK 18169

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                ----------------------

                                     FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
          For the quarterly period ended June 20, 1998

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from  to
                           Commission File Number 1-4455

                           -----------------------------

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

                                   Yes X      No
                                      ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                         Shares Outstanding at July 31, 1998
--------------------------              -----------------------------------
Common Stock, No Par Value                         60,365,452



-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               DOLE FOOD COMPANY, INC.

                                       INDEX




                                                                                                Page
                                                                                               Number
                                                                                               ------
PART I.   FINANCIAL INFORMATION
     ITEM 1.   FINANCIAL STATEMENTS

               Consolidated Statements of Income - quarters and half years ended
               June 20, 1998 and June 14, 1997.................................................   3

               Consolidated Balance Sheets - June 20, 1998 and
               January 3, 1998..................................................................  5

               Consolidated Statements of Cash Flow - half years ended
               June 20, 1998 and June 14, 1997..................................................  6

               Notes to Consolidated Financial Statements.......................................  7

     ITEM 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations....................................  9


PART II.       OTHER INFORMATION



     ITEM 4.   Submission of Matters to a Vote of Security Holders.............................. 11

     ITEM 6.   Exhibits and Reports on Form 8-K................................................. 11

               Signatures....................................................................... 12

                                      PART I.
                               FINANCIAL INFORMATION

                           ITEM 1.  FINANCIAL STATEMENTS

                              DOLE FOOD COMPANY, INC.

                         CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)
                        (in 000s, except per share amounts)

                                                                    Quarter Ended
                                                           ---------------------------------
                                                            June 20,              June 14,
                                                              1998                  1997
                                                           ----------             ----------
Revenue                                                    $1,163,986             $1,107,804
Cost of products sold                                         955,788                916,798
                                                           ----------             ----------
  Gross margin                                                208,198                191,006
Selling, marketing and administrative expenses                 93,412                 90,798
                                                           ----------             ----------
  Operating income                                            114,786                100,208

Interest income                                                 1,644                  1,244
Other income (expense) - net                                   (1,167)                  (458)
                                                           ----------             ----------
  Earnings before interest and taxes                          115,263                100,994

Interest expense                                              (15,168)               (15,065)
                                                           ----------             ----------
  Income before income taxes                                  100,095                 85,929

Income taxes                                                  (18,000)               (15,500)
                                                           ----------             ----------

  Net income                                               $   82,095             $   70,429
                                                           ----------             ----------
                                                           ----------             ----------

Net income per common share
  Basic                                                    $     1.36             $     1.18
  Diluted                                                        1.35                   1.17
                                                           ----------             ----------
                                                           ----------             ----------

Diluted average number of common shares outstanding            60,894                 60,373
                                                           ----------             ----------
                                                           ----------             ----------

                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DOLE FOOD COMPANY, INC.

                         CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)
                        (in 000s, except per share amounts)



                                                                   Half Year Ended
                                                           ---------------------------------
                                                            June 20,              June 14,
                                                              1998                  1997
                                                           ----------             ----------
Revenue                                                    $2,175,970             $2,072,796
Cost of products sold                                       1,828,751              1,730,052
                                                           ----------             ----------
  Gross margin                                                347,219                342,744
Selling, marketing and administrative expenses                190,726                181,737
                                                           ----------             ----------
  Operating income                                            156,493                161,007

Interest income                                                 3,331                  3,420
Other income (expense) - net                                   (2,100)                 4,709
                                                           ----------             ----------
  Earnings before interest and taxes                          157,724                169,136

Interest expense                                              (29,868)               (31,964)
                                                           ----------             ----------
  Income before income taxes                                  127,856                137,172

Income taxes                                                  (23,000)               (24,700)
                                                           ----------             ----------

  Net income                                               $  104,856             $  112,472
                                                           ----------             ----------
                                                           ----------             ----------

Net income per common share
  Basic                                                    $     1.74             $     1.88
  Diluted                                                        1.72                   1.87
                                                           ----------             ----------
                                                           ----------             ----------

Diluted average number of common shares outstanding            60,865                 60,266
                                                           ----------             ----------
                                                           ----------             ----------


                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DOLE FOOD COMPANY, INC.

                            CONSOLIDATED BALANCE SHEETS
                                     (in 000s)

                                                    June 20,           January 3,
                                                     1998                 1998
                                                  (Unaudited)           (Audited)
                                                  -------------------------------
CURRENT ASSETS
  Cash and short-term investments                 $   32,764           $   31,202
  Receivables - net                                  593,098              534,844
  Inventories
    Finished products                                159,921              149,933
    Raw material and work in progress                118,503              142,623
    Growing crop costs                                39,376               46,207
    Packing materials                                 25,009               24,803
    Operating supplies and other                      98,485              105,126
                                                  ----------           ----------
                                                     441,294              468,692
Prepaid expenses                                      52,152               48,438
                                                  ----------           ----------
    Total current assets                           1,119,308            1,083,176

Investments                                           70,524               69,248
Property, plant and equipment - net                1,057,193            1,024,247
Long-term receivables - net                           62,723               63,482
Other assets                                         281,914              223,742
                                                  ----------           ----------
    TOTAL ASSETS                                  $2,591,662           $2,463,895
                                                  ----------           ----------
                                                  ----------           ----------

CURRENT LIABILITIES
  Notes payable                                   $    9,989           $   11,290
  Current portion of long-term debt                    1,406                2,326
  Accounts payable and accrued liabilities           690,344              662,823
                                                  ----------           ----------
    Total current liabilities                        701,739              676,439

Long-term debt                                       774,681              754,849
Other long-term liabilities                          314,245              328,293
Minority interests                                    45,156               37,842

Commitments and contingencies

Common shareholders' equity
  Common stock                                       321,011              320,707
  Additional paid-in capital                         182,609              174,058
  Retained earnings                                  346,212              259,456
  Accumulated other comprehensive loss               (93,991)             (87,749)
                                                  ----------           ----------
    Total common shareholders' equity                755,841              666,472
                                                  ----------           ----------
    TOTAL LIABILITIES AND EQUITY                  $2,591,662           $2,463,895
                                                  ----------           ----------
                                                  ----------           ----------


                  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                    DOLE FOOD COMPANY, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOW
                                           (Unaudited)
                                            (in 000s)



                                                                       Half Year Ended
                                                                 -------------------------------

                                                                   June 20,               June 14,
                                                                     1998                   1997
                                                                 ------------           ------------
OPERATING ACTIVITIES
Net income                                                       $    104,856           $    112,472
 Adjustments to net income
    Depreciation and amortization                                      51,769                 51,593
    Provision for deferred income taxes                                11,767                 12,799
Change in operating assets and liabilities
    Receivables - net                                                 (52,798)               (64,237)
    Inventories                                                        28,658                 94,087
    Prepaid expenses and other assets                                 (12,562)               (24,479)
    Accounts payable and accrued liabilities                            3,527                    592
    Internal Revenue Service payment related to
     prior years' audits                                              (17,145)                    --
    Other                                                             (12,380)                (4,228)
                                                                 -------------          -------------
Cash flow provided by operating activities                            105,692                178,599
                                                                 -------------          -------------

INVESTING ACTIVITIES
 Capital additions                                                    (40,015)               (49,351)
 Proceeds from sales of property, plant & equipment                     4,019                 22,803
 Businesses acquired - net of acquired cash                           (72,925)               (10,300)
 Sales (purchases) of investments - net                                  (337)                 9,347
                                                                 -------------          -------------
 Cash flow used in investing activities                              (109,258)               (27,501)
                                                                 -------------          -------------

FINANCING ACTIVITIES
 Short-term debt repayments - net                                      (3,338)               (17,431)
 Long-term debt borrowings (repayments) - net                          11,670               (136,184)
 Cash dividends paid                                                  (12,059)               (11,979)
 Issuance of common stock                                               9,349                  3,581
 Repurchase of common stock                                              (494)                    --
                                                                 -------------          -------------
 Cash flow provided by (used in) financing activities                   5,128               (162,013)
                                                                 -------------          -------------

Increase (decrease) in cash and short-term
 investments                                                            1,562                (10,915)
Cash and short-term investments at beginning
 of period                                                             31,202                 34,342
                                                                 -------------          -------------

Cash and short-term investments at end of period                 $     32,764                 23,427
                                                                 -------------          -------------
                                                                 -------------          -------------


                               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              DOLE FOOD COMPANY, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

1. In the opinion of management, the accompanying unaudited consolidated financial statements of Dole Food Company, Inc. (the "Company") include all adjustments necessary to present fairly its financial position as of June 20, 1998 and January 3, 1998 (audited), its results of operations for the quarters and half years ended June 20, 1998 and June 14, 1997 and its cash flow for the half years then ended. For additional information, refer to the notes to the Company's audited consolidated financial statements for the year ended January 3, 1998.

     Interim results are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full year. The Company's fresh fruit and vegetable operations are sensitive to a number of factors including weather conditions and their effect on industry volumes, prices, product quality and costs. Operations are also sensitive to fluctuations in currency exchange rates in both sourcing and selling locations. While the Company has historically followed a policy of not attempting to hedge foreign currency fluctuations, the Company periodically enters into forward contracts related to specific foreign currency denominated purchase commitments. As of June 20, 1998, the Company had contracted to purchase German marks to facilitate payment for two German-made refrigerated container vessels at a weighted average exchange rate of DM1.78 to $1.00 for a total notional value of $87.1 million. The fixed-rate contracts will be settled during the fourth quarter of 1999, and as of June 20, 1998, the total notional value approximated fair value.


     Certain prior year amounts have been reclassified to conform with the 1998 presentation.

2. During the first two quarters of 1998, the Company declared dividends on its common stock of $18.1 million of which $12.1 million were paid. The dividends declared during the first half of 1998 include regular quarterly dividends for the first three quarters of 1998. For the same period of 1997, the Company declared and paid dividends of $12.0 million representing two regular quarterly dividends of 10 cents per share.

3. The Company paid interest of $29.4 million in the first half of 1998 and $36.8 million for the same period in 1997. The Company paid income taxes of $28.8 million for the first half of 1998, which included $17.1 million, related to prior years' audits. The Company paid income taxes (net of refunds received) of $6.7 million for the first two quarters of 1997.

4. The Company recognized $98.6 million and $98.7 million of comprehensive income which consisted of net income and unrealized foreign currency translation losses of $6.2 million and $13.7 million for the half years ended June 20, 1998 and June 14, 1997, respectively. For the quarters then ended, comprehensive income was $80.3 million and $68.2 million comprised of net income and unrealized foreign currency translation losses of $1.8 million and $2.2 million, respectively.

5. The weighted average number of common shares outstanding before the dilutive effect of stock options at average prices were 60,359,000 and 59,917,000 for the quarters ended and 60,278,000 and 59,887,000 for the half years ended June 20, 1998 and June 14, 1997, respectively.

6. During the first half of 1998, the Company acquired and invested in operations in North America, Latin America and Europe with an aggregate cash purchase price, net of cash acquired, of $72.9 million. The acquisitions included the second quarter purchase of the Sunburst Farms, Inc. and Floramerica, S.A. group of flower companies. Each of the acquisitions was accounted for as a purchase and, accordingly, the purchase price was allocated to the net assets acquired. The purchases resulted in approximately $37 million of goodwill which will be amortized over 30 years. Results of acquired operations included in the Company's results for the half year ended June 20, 1998 were not significant.

                              DOLE FOOD COMPANY, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Revenue for the first half of 1998 increased 5% to $2,176.0 million from
$2,072.8 million for the first half of 1997.   Revenue for the second quarter
of 1998 increased 5% to $1,164.0 from $1,107.8 for the same period of 1997. Revenue increased due to European distribution businesses acquired in the fourth quarter of 1997 and favorable volume and pricing in the vegetable and Honduran beverage operations. Revenue for the first half of 1998 and 1997 included $0.2 million and $72.8 million, respectively, related to the Company's California dried fruit operation which was closed during 1997. Excluding the California dried fruit operation, revenue increased 9% for the first half of 1998 as compared to the same period of 1997.

Net income for the first half of 1998 decreased 7% to $104.9 million, or $1.72 per diluted share, from $112.5 million, or $1.87 per diluted share, for the first half of 1997. Net income for the second quarter of 1998 increased 17% to $82.1 million, or $1.35 per diluted share, from $70.4 million, or $1.17 per diluted share for the same period of 1997. The decrease in earnings for the first half of 1998 as compared with the first half of 1997 was primarily due to weaker pricing in the North American banana market during the first quarter of 1998 caused by high industry volume. Earnings for the second quarter of 1998 as compared with the same period of 1997 increased primarily due to strong banana pricing in Europe and Asia due to decreased industry volumes. In addition, increased vegetable prices in North America and increased volume and pricing in the Honduran beverage operation contributed to improved second quarter results.

Selling, marketing and administrative expenses as a percentage of revenue remained stable at 9% for the half years ended and 8% for the quarters ended June 20, 1998 and June 14, 1997.

Interest expense decreased 7% for the first half of 1998 but increased 1% for the second quarter of 1998 compared to the same periods of the prior year as a result of lower average debt levels during the first quarter of 1998 versus the first quarter of 1997.

Other income (expense) - net consists primarily of gains and losses on the sale of property and minority interest expense. In 1997, other income included a first quarter gain from the sale of an investment.

The Company has assessed the effect of year 2000 impacts on its computer software and hardware. Remediation has been completed in certain of the operating units. Normal software version upgrades and hardware replacements remain on schedule to solve a large part of the remaining issues by the Company's internal target date of December 1998. Remediation efforts related to companies acquired during the first half of 1998 are scheduled to be completed by June 1999. All remaining remediation work continues with a December 1998 target date. The Company is also in the process of confirming year 2000 compliance with key vendors, service providers and suppliers of existing embedded technology. Based on work performed to date, the Company believes that the total cost to remediate will not be material to its results of operations, liquidity or capital resources.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow provided by operating activities decreased to $105.7 million for the first half of 1998 from $178.6 million for the comparable period of the prior year. The decrease was primarily due to lower net earnings, a payment to the Internal Revenue Service related to prior years' audits and the 1997 closure of the Company's California dried fruit operation. The Company is currently pursuing a refund of the payment to the Internal Revenue Service. During the first half of 1997, the Company experienced a decrease in its working capital requirements as a result of the closure of its dried fruit operation in Fresno, California.

During the first half of 1998, the Company expended $72.9 million of net cash for business acquisitions. This amount was comprised primarily of the second quarter acquisition of the Sunburst Farms, Inc. and Floramerica, S.A. group of flower companies. The acquisitions were primarily funded by cash flow from operations during the second quarter. The Company is currently negotiating additional business acquisitions with an aggregate purchase price of approximately $150 million. If completed, the acquisitions would be funded by borrowings, as well as operating cash flow, and would be completed during the second half of 1998.

Capital expenditures of $40.0 million for the first half of 1998 were for the acquisition and improvement of productive assets and were funded largely by second quarter operating cash flow.

As of June 20, 1998, the Company had no borrowings outstanding under its $400 million, five year revolving credit facility.

During the first half of 1998, the Company repurchased 10,000 shares at a cost of $0.5 million.

                                     PART II.
                                 OTHER INFORMATION

                              DOLE FOOD COMPANY, INC.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Dole Food Company, Inc. held its Annual Meeting of Stockholders (the "Meeting") on May 13, 1998, at which the Company's stockholders: (1) elected the nominated slate of seven directors, each to serve until the next meeting and until his or her successor has been duly elected and qualified: Elaine
L. Chao, Mike Curb, David A. DeLorenzo, Richard M. Ferry, James F. Gary, Zoltan Merszei and David H. Murdock; (2) approved the Company's 1998 Combined Annual and Long-Term Incentive Plan for Executive Officers; (3) elected Arthur Andersen LLP as the Company's independent public accountants and auditors for the 1998 fiscal year; and (4) defeated a stockholder proposal presented by the International Ladies Garment Workers Union Death Benefit Fund concerning the composition and procedures of the nominating committee (the "Proposal") (the Company's Board of Directors opposed the Proposal).

Holders of record of the Company's common stock as of March 31, 1998 were entitled to vote at the Meeting. On March 31, 1998, there were 60,355,612 shares of common stock outstanding and entitled to vote and 56,262,304 of such shares were represented at the Meeting. Of the shares cast, each of the directors received at least 99.5% in favor of his or her election. The shares cast for each director are as follows: Elaine L. Chao: 55,978,408 for and 283,896 withheld; Mike Curb: 55,973,859 for and 288,445 withheld; David A. DeLorenzo: 55,984,139 for and 278,165 withheld; Richard M. Ferry:
55,981,159 for and 281,145 withheld; James F. Gary: 55,957,505 for and 304,799 withheld; Zoltan Merszei: 55,965,507 for and 296,797 withheld; and David H. Murdock: 55,948,855 for and 313,449 withheld. With respect to the Company's Combined Annual and Long-Term Incentive Plan for Executive Officers, the shares cast were 54,827,158 for, 1,134,124 shares against and 299,019 shares in abstention. With respect to the election of Arthur Andersen LLP, the shares cast were 56,138,899 for, 66,788 shares against and 56,617 shares in abstention. With respect to the Proposal, the shares cast were 11,574,091 for, 40,357,081 shares against, 707,841 shares in abstention and 3,623,291 shares were not voted.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS:



           Exhibit                                                                               Page
             No.                                                                                Number
           -------                                                                              ------
             10      1998 Combined Annual and Long-Term Incentive Plan for Executive Officers     13

             27      Financial data schedule                                                      28


         (b) No reports on Form 8-K were filed for the quarter ended June 20, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DOLE FOOD COMPANY, INC.
                                                      Registrant





August 4, 1998                               By /s/ James A. Dykstra
                                               ----------------------
                                                 James A. Dykstra
                                                  Controller and
                                               Chief Accounting Officer