Form 10-Q
period 1998-10-10
DOLE FOOD COMPANY INC
filed 1998-11-24
CIK 18169

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 10, 1998

                                         OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to

                            Commission File Number 1-4455

                            ------------------------

                            DOLE FOOD COMPANY, INC.
           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                HAWAII                                  99-0035300
   --------------------------------          --------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification No.)

                             31365 OAK CREST DRIVE
                       WESTLAKE VILLAGE, CALIFORNIA 91361
  ---------------------------------------------------------------------------
             (Address of principal executive offices and zip code)

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

                                Yes /X/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      SHARES OUTSTANDING AT
CLASS                                                   OCTOBER 31, 1998
--------------------------------------------------  -------------------------
Common Stock, No Par Value                                      59,240,339

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DOLE FOOD COMPANY, INC.

                                     INDEX

                                                                                                               PAGE
                                                                                                              NUMBER
                                                                                                           -------------
PART I.    FINANCIAL INFORMATION

             ITEM 1.  FINANCIAL STATEMENTS

                      Consolidated Statements of Income -- quarters and three quarters ended October 10,
                      1998 and October 4, 1997...........................................................            3

                      Consolidated Balance Sheets -- October 10, 1998 and January 3, 1998................            5

                      Consolidated Statements of Cash Flow -- three quarters ended October 10, 1998 and
                      October 4, 1997....................................................................            6

                      Notes to Consolidated Financial Statements.........................................            7

             ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
                      Operations.........................................................................            9

PART II.   OTHER INFORMATION

             ITEM 6.  Exhibits and Reports on Form 8-K...................................................           12

                      Signatures.........................................................................           13

                                    PART I.
                             FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            DOLE FOOD COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                      (IN 000S, EXCEPT PER SHARE AMOUNTS)

                                                                                              QUARTER ENDED
                                                                                        --------------------------
                                                                                        OCTOBER 10,    OCTOBER 4,
                                                                                            1998          1997
                                                                                        ------------  ------------
Revenue...............................................................................  $  1,209,794  $  1,178,301
Cost of products sold.................................................................     1,035,312     1,022,144
                                                                                        ------------  ------------
  Gross margin........................................................................       174,482       156,157

Selling, marketing and administrative expenses........................................       133,981       110,096
                                                                                        ------------  ------------
  Operating income....................................................................        40,501        46,061

Interest income.......................................................................         2,321         2,456
Other income (expense) -- net.........................................................        (3,129)           45
                                                                                        ------------  ------------
  Earnings before interest and taxes..................................................        39,693        48,562

Interest expense......................................................................        20,731        18,719
                                                                                        ------------  ------------
  Income before income taxes..........................................................        18,962        29,843

Income taxes..........................................................................         3,400         5,400
                                                                                        ------------  ------------

Net income............................................................................  $     15,562  $     24,443
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Net income per common share
  Basic...............................................................................  $       0.26  $       0.41
  Diluted.............................................................................          0.26          0.40
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Diluted average number of common shares outstanding...................................        60,704        60,502
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            DOLE FOOD COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                      (IN 000S, EXCEPT PER SHARE AMOUNTS)

                                                                                           THREE QUARTERS ENDED
                                                                                        --------------------------
                                                                                        OCTOBER 10,    OCTOBER 4,
                                                                                            1998          1997
                                                                                        ------------  ------------
Revenue...............................................................................  $  3,385,764  $  3,251,097
Cost of products sold.................................................................     2,864,063     2,752,196
                                                                                        ------------  ------------
  Gross margin........................................................................       521,701       498,901

Selling, marketing and administrative expenses........................................       324,707       291,833
                                                                                        ------------  ------------
  Operating income....................................................................       196,994       207,068

Interest income.......................................................................         5,652         5,876
Other income (expense) -- net.........................................................        (5,229)        4,754
                                                                                        ------------  ------------
  Earnings before interest and taxes..................................................       197,417       217,698

Interest expense......................................................................        50,599        50,683
                                                                                        ------------  ------------
  Income before income taxes..........................................................       146,818       167,015

Income taxes..........................................................................        26,400        30,100
                                                                                        ------------  ------------

Net income............................................................................  $    120,418  $    136,915
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Net income per common share
  Basic...............................................................................  $       2.00  $       2.29
  Diluted.............................................................................          1.98          2.27
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Diluted average number of common shares outstanding...................................        60,788        60,349
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            DOLE FOOD COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                   (IN 000S)

                                                                                        OCTOBER 10,    JANUARY 3,
                                                                                            1998          1998
                                                                                        ------------  ------------
                                                                                        (UNAUDITED)    (AUDITED)
CURRENT ASSETS
  Cash and short-term investments.....................................................  $    153,212  $     31,202
  Receivables -- net..................................................................       535,027       534,844
  Inventories
    Finished products.................................................................       128,471       149,933
    Raw material and work in progress.................................................       145,719       142,623
    Growing crop costs................................................................        42,825        46,207
    Packing materials.................................................................        26,890        24,803
    Operating supplies and other......................................................       110,843       105,126
                                                                                        ------------  ------------
                                                                                             454,748       468,692
  Prepaid expenses....................................................................        49,207        48,438
                                                                                        ------------  ------------
    Total current assets..............................................................     1,192,194     1,083,176

Investments...........................................................................        73,126        69,248
Property, plant and equipment -- net..................................................     1,127,288     1,024,247
Goodwill -- net.......................................................................       204,481        65,941
Other assets..........................................................................       253,266       221,283
                                                                                        ------------  ------------
    TOTAL ASSETS......................................................................  $  2,850,355  $  2,463,895
                                                                                        ------------  ------------
                                                                                        ------------  ------------

CURRENT LIABILITIES
  Notes payable.......................................................................  $     26,441  $     11,290
  Current portion of long-term debt...................................................         4,994         2,326
  Accounts payable and accrued liabilities............................................       689,746       662,823
                                                                                        ------------  ------------
    Total current liabilities.........................................................       721,181       676,439

Long-term debt........................................................................     1,040,320       754,849
Other long-term liabilities...........................................................       301,559       328,293
Minority interests....................................................................        50,884        37,842

Commitments and contingencies.........................................................

Common shareholders' equity
  Common stock........................................................................       319,884       320,707
  Additional paid-in capital..........................................................       143,164       174,058
  Retained earnings...................................................................       355,847       259,456
  Accumulated other comprehensive loss................................................       (82,484)      (87,749)
                                                                                        ------------  ------------
    Total common shareholders' equity.................................................       736,411       666,472
                                                                                        ------------  ------------
    TOTAL LIABILITIES AND EQUITY......................................................  $  2,850,355  $  2,463,895
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            DOLE FOOD COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                  (UNAUDITED)

                                   (IN 000S)

                                                                                            THREE QUARTERS ENDED
                                                                                           -----------------------
                                                                                           OCTOBER 10,  OCTOBER 4,
                                                                                              1998         1997
                                                                                           -----------  ----------
OPERATING ACTIVITIES
Net income...............................................................................   $ 120,418   $  136,915
Adjustments to net income
    Depreciation and amortization........................................................      88,181       88,044
    Provision for deferred income taxes..................................................      10,289       11,764
Change in operating assets and liabilities
    Receivables -- net...................................................................      32,198       28,632
    Inventories..........................................................................      28,583       81,041
    Prepaid expenses and other assets....................................................      (4,252)     (18,642)
    Accounts payable and accrued liabilities.............................................     (64,468)     (54,961)
    Internal Revenue Service payment related to prior years' audits......................     (17,145)      --
    Other................................................................................     (16,783)     (27,406)
                                                                                           -----------  ----------
Cash flow provided by operating activities...............................................     177,021      245,387
                                                                                           -----------  ----------

INVESTING ACTIVITIES
Capital additions........................................................................     (97,735)     (78,426)
Proceeds from sales of property, plant & equipment.......................................      10,054       38,256
Businesses acquired -- net of acquired cash..............................................    (195,196)     (11,206)
Sales (purchases) of investments -- net..................................................      (1,133)       9,446
                                                                                           -----------  ----------
Cash flow used in investing activities...................................................    (284,010)     (41,930)
                                                                                           -----------  ----------

FINANCING ACTIVITIES
Short-term debt borrowings (repayments)--net.............................................       5,061      (15,535)
Long-term debt borrowings (repayments)--net..............................................     273,758     (166,770)
Cash dividends paid......................................................................     (18,103)     (18,122)
Issuance of common stock.................................................................      10,368        6,406
Repurchase of common stock...............................................................     (42,085)      --
                                                                                           -----------  ----------
Cash flow provided by (used in) financing activities.....................................     228,999     (194,021)
                                                                                           -----------  ----------

Increase in cash and short-term investments..............................................     122,010        9,436
Cash and short-term investments at beginning of period...................................      31,202       34,342
                                                                                           -----------  ----------

Cash and short-term investments at end of period.........................................   $ 153,212   $   43,778
                                                                                           -----------  ----------
                                                                                           -----------  ----------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            DOLE FOOD COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. In the opinion of management, the accompanying unaudited consolidated financial statements of Dole Food Company, Inc. (the "Company") include all adjustments necessary to present fairly its financial position as of October 10, 1998 and January 3, 1998 (audited), its results of operations for the quarters and three quarters ended October 10, 1998 and October 4, 1997 and its cash flow for the three quarters then ended. For additional information, refer to the notes to the Company's audited consolidated financial statements for the year ended January 3, 1998.

   Interim results are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full year. The Company's fresh fruit and vegetable operations are sensitive to a number of factors including weather conditions and their effect on industry volumes, prices, product quality and costs. Operations are also sensitive to fluctuations in currency exchange rates in both sourcing and selling locations. While the Company has historically not attempted to hedge foreign currency fluctuations, it occasionally enters into forward contracts related to specific foreign currency denominated purchase commitments and sales.

   As of October 10, 1998, the Company had contracted to purchase German marks to facilitate payment for two German-made refrigerated container vessels at a weighted average exchange rate of DM1.78 to $1.00 for a total notional value of $98.3 million. These fixed-rate contracts will be settled during the fourth quarter of 1999, and as of October 10, 1998, their fair value was approximately $108.6 million. Additionally, during the third quarter of 1998, the Company contracted to deliver Japanese yen collected from sales in that country at a weighted average exchange rate of JPY136.60 to $1.00 for a total notional value of $21.2 million. These fixed-rate contracts will be settled during the fourth quarter of 1998, and as of October 10, 1998, their fair value was approximately $17.3 million.

   Certain prior year amounts have been reclassified to conform with the 1998 presentation.

2. During the first three quarters of 1998, the Company declared dividends of $24.0 million on its common stock of which $18.1 million was paid. The dividends declared during the first three quarters of 1998 include regular quarterly dividends of 10 cents per share for the four quarters of 1998. For the same period of 1997, the Company declared and paid dividends of $18.1 million representing regular quarterly dividends of 10 cents per share.

3. The Company paid interest of $49.9 million in the first three quarters of 1998 and $53.0 million for the same period in 1997. The Company paid income taxes of $36.9 million for the first three quarters of 1998, which included $17.1 million paid to the Internal Revenue Service related to prior years' audits. The Company is currently pursuing a refund of this payment. The Company paid income taxes (net of refunds received) of $14.3 million for the first three quarters of 1997.

4. The Company recognized comprehensive income which consisted of net income and unrealized foreign currency translation gains (losses) as follows (in millions):

                                                                        QUARTER ENDED           THREE QUARTERS ENDED
                                                                  --------------------------  ------------------------
                                                                   OCTOBER 10,   OCTOBER 4,   OCTOBER 10,  OCTOBER 4,
                                                                      1998          1997         1998         1997
                                                                  -------------  -----------  -----------  -----------
Net income......................................................    $    15.6     $    24.4    $   120.4    $   136.9
Foreign currency translation gain (loss)........................         11.5          (9.2)         5.3        (22.9)
                                                                        -----         -----   -----------  -----------
Comprehensive income............................................    $    27.1     $    15.2    $   125.7    $   114.0
                                                                        -----         -----   -----------  -----------
                                                                        -----         -----   -----------  -----------

                            DOLE FOOD COMPANY, INC.

                                  (UNAUDITED)

5. The weighted average number of common shares outstanding before the dilutive effect of stock options at average prices were 60,238,000 and 59,989,000 for the quarters ended, and 60,262,000 and 59,928,000 for the three quarters ended, October 10, 1998 and October 4, 1997, respectively.

6. During the first three quarters of 1998, the Company acquired and invested in operations in Latin America, North America and Europe with an aggregate cash purchase price, net of cash acquired, of $195.2 million. The acquisitions were comprised primarily of the purchases of three flower businesses. The Company purchased an additional flower operation and made an initial payment of approximately 50% of the related total cash price. Each of the acquisitions was accounted for as a purchase and, accordingly, the purchase price was allocated to the net assets acquired. A preliminary allocation of purchase price resulted in approximately $130 million of goodwill, which will be amortized over 30 years. Net income from acquired operations included in the Company's results for the three quarters ended October 10, 1998 was not significant.

7. On October 6, 1998, the Company issued $300 million of seven-year, 6.375% notes for which it received cash proceeds of $297.2 million. The Company used a portion of the cash proceeds to repay amounts outstanding under its $400 million, five-year revolving credit facility. Such credit facility borrowings were primarily incurred to fund business acquisitions made during the third quarter.

8. During the latter part of October 1998, Hurricane Mitch significantly damaged the Company's operations in Honduras, Guatemala and Nicaragua. The Company's production areas in these countries total approximately 40,000 acres of bananas, of which approximately half is company-owned. This area, which represents approximately 25% of the Company's worldwide banana production, has been damaged in varying degrees of severity and will require significant rehabilitation. The Company also sustained damage to its Honduran beverage operation, including its sugar and palm oil plantations. The Company maintains various types of insurance coverage on the impacted areas and is currently discussing recovery under these policies with its insurance carriers. The Company anticipates taking a charge of $50 million to $70 million during the fourth quarter related to damage sustained.

   During November 1998, the Company acquired businesses including 60% of SABA
    Trading, A.B. and made a second payment on the purchase of a flower operation for an aggregate cash price of approximately $125 million. Each acquisition will be accounted for as a purchase and, accordingly, the purchase price will be allocated to the net assets acquired.

                            DOLE FOOD COMPANY, INC.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Revenue for the third quarter of 1998 increased 3% to $1,209.8 million from $1,178.3 million for the same period of 1997. Revenue for the first three quarters of 1998 increased 4% to $3,385.8 million from $3,251.1 million for the first three quarters of 1997. For the third quarter of 1998, revenues increased due to European distribution businesses acquired in the fourth quarter of 1997, flower businesses acquired during 1998, and favorable volume and pricing in the Honduran beverage operation. The revenue increases during the third quarter were partially offset by a downturn in the banana business late in the quarter primarily due to the collapse of the Russian market.

    Revenue for the first three quarters of 1998 as compared with the same period of 1997 increased primarily due to European distribution businesses acquired in the fourth quarter of 1997, strong banana pricing in Europe and Asia during the second quarter of 1998 due to lower industry volume, favorable volume and pricing in the Honduran beverage operation, and third quarter revenues from flower businesses acquired during 1998. Revenue increases were partially offset by weaker pricing in the North American banana market as the result of high industry volume during the first and third quarters. Revenue for the first three quarters of 1997 included $82.6 million related to the Company's dried fruit facility located in Fresno, California, which was closed during 1997. There were no revenues related to the closed facility during 1998. Excluding the Fresno facility, revenue increased 7% for the first three quarters of 1998 as compared to the same period of 1997. As revenue from the closed facility during the third quarter of 1997 was minimal, the closure did not significantly affect the comparability of third quarter revenues.

    Selling, marketing and administrative expenses as a percentage of revenue for the third quarter of 1998 increased to 11% from 9% in the third quarter of 1997. For the first three quarters of 1998, selling, marketing and administrative expenses as a percentage of revenue increased to 10% from 9% during the same period of 1997. The third quarter and first three quarters of 1998 were largely impacted by an expansion of the Company's Honduran beverage operation to meet increased consumer product demand. The third quarter of 1998 was also impacted by receivable write-offs related to the collapse of the Russian banana market as well as higher promotional costs in the banana business as a result of market supply conditions. Additionally, the Company experienced a change in its product mix whereby businesses with higher gross margins and higher selling, general and administrative expenses comprised a larger portion of its operating results. These businesses included the Honduran beverage operation, the value-added vegetable business and the flower businesses acquired during 1998.

    Interest expense remained stable for the first three quarters of 1998 as compared to the first three quarters of 1997. During the first half of 1998, interest expense was lower than the same period of 1997 due to lower average debt levels. For the third quarter of 1998, interest expense increased 11% as compared to the third quarter of 1997 primarily due to acquisitions of flower businesses at the end of the second quarter and during the third quarter of 1998.

    Other income (expense)-net consists primarily of minority interest expense and gains and losses on the sale of property. In 1997, other income included a gain from the sale of an investment.

    Net income for the third quarter of 1998 decreased 36% to $15.6 million, or $0.26 per diluted share, from $24.4 million, or $.40 per diluted share, for the same period of 1997. Net income for the first three quarters of 1998 decreased 12% to $120.4 million, or $1.98 per diluted share, from $136.9 million, or $2.27 per diluted share, for the first three quarters of 1997. The decrease in earnings for the third quarter of 1998 as compared with the third quarter of 1997 was primarily due to the collapse of the Russian banana market combined with higher costs caused by the El Nino weather pattern. Earnings for the first three quarters of 1998 as compared with the same period of 1997 decreased primarily due to third quarter impacts combined with weaker first quarter pricing in the North American banana market as a result of high industry volume. Decreases in the first and third quarters were partially offset by strong banana pricing in Europe and Asia during the second quarter of 1998 due to lower industry volume and increased volume and pricing in the Honduran beverage operation for the first three quarters of 1998.

    During the latter part of October 1998, Hurricane Mitch significantly damaged the Company's operations in Honduras, Guatemala and Nicaragua. The Company's production areas in these countries total approximately 40,000 acres of bananas, of which approximately half is company-owned. This area, which represents approximately 25% of the Company's worldwide banana production, has been damaged in varying degrees of severity and will require significant rehabilitation. The Company also sustained damage to its Honduran beverage operation, including its sugar and palm oil plantations. While the final effects of the damage sustained, the resulting effect on pricing in worldwide banana markets, and the future impact on operating results in the Honduran beverage business are not currently known, the Company anticipates taking a charge in the fourth quarter of approximately $50 million to $70 million. The Company maintains various types of insurance coverage on the impacted areas and is currently discussing recovery under these policies with its insurance carriers.

    During the first three quarters of 1998, pineapple growing regions in Asia continued to experience drought conditions related to the El Nino weather pattern. The drought has caused a decrease in supply used for processed pineapple operations for both the Company and the canned pineapple industry. Product shortages are anticipated to continue into 1999. The Company is responding by reducing costs including advertising and promotional spending.

    The Company has assessed the effect of year 2000 on its computer software and hardware. Remediation has been completed at certain of the Company's operating units with most of the remaining operating units currently undergoing tests of remediated systems and software. Normal software version upgrades and hardware replacements remain on schedule to solve a large part of the remaining issues by the Company's internal target date of December 1998. The Company has now identified certain specific upgrade projects and personal computer replacements that will be completed during the first half of 1999. Remediation efforts related to companies acquired during 1998 are scheduled to be completed by June 1999. All remaining remediation work continues with a December 1998 target date. The Company is also in the process of confirming year 2000 compliance with key vendors and service providers, including suppliers of embedded technology. Once completed, the Company will develop a contingency plan related to its key vendors and service providers. Based on work performed to date, the Company believes that the total cost to remediate will not be material to its results of operations, liquidity or capital resources.

    The preceding discussion contains forward-looking statements regarding the Company's timetable for solving its year 2000 issues, costs to remediate, and the ultimate impact on its finances, that involve a number of risks and uncertainties. The potential risks and uncertainties that could cause actual results to differ materially include the continuing availability of key information technology personnel and consultants, the ability of third parties to complete their own year 2000 remediations on time, and, if necessary, the ability of the Company to identify and implement contingency plans.

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). In February 1998, and in June 1998, the FASB issued Statements of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" ("SFAS 132") and No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), respectively. In accordance with SFAS 131 and SFAS 132, the Company is currently evaluating the additional business segments and pension and other postretirement benefit disclosures to be reported in its 1998 Annual Report on Form 10-K. Since these statements require additional disclosure only, they will have no effect on the financial condition or results of operations of the Company. The Company is also assessing the impact of accounting for derivative instruments in accordance with SFAS 133. The Company's derivative transactions are limited to hedging of certain foreign currency denominated purchase commitments and receivables. The Company will adopt the statement during the first quarter of 2000. Such adoption is not expected to have a material impact on the Company's financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow provided by operating activities decreased to $177.0 million for the first three quarters of 1998 from $245.4 million for the comparable period of the prior year. The decrease was primarily due to lower net earnings, a payment to the Internal Revenue Service related to prior years' audits and the 1997 closure of the Company's dried fruit facility located in Fresno, California. The Company is currently pursuing a refund of the payment to the Internal Revenue Service. During the first three quarters of 1997, the Company experienced a decrease in its working capital requirements as a result of the closure of its Fresno dried fruit facility. The liquidation of inventory and other operating and fixed assets related to this closed facility provided approximately $70 million of cash flow during the first three quarters of 1997.

    On October 6, 1998, the Company issued $300 million of seven-year, 6.375% notes for which it received cash proceeds of $297.2 million. The Company used a portion of the cash proceeds to repay amounts outstanding under its $400 million, five year revolving credit facility. Such credit facility borrowings were primarily incurred to fund business acquisitions made during the third quarter. As of October 10, 1998, there were no borrowings outstanding under the credit facility. The remaining cash proceeds were primarily used to fund acquisitions during the fourth quarter.

    During the first three quarters of 1998, the Company expended $195.2 million of net cash for business acquisitions. This amount was comprised primarily of the acquisitions of three flower businesses as well as an additional flower operation for which the Company made an initial payment of approximately 50% of the related total cash price. The remaining purchase price will be paid during the fourth quarter of 1998. The acquisitions were primarily funded by cash flow from operations and debt.

    During November 1998, the Company acquired businesses including 60% of SABA Trading, A.B. and made a second payment on the purchase of a flower operation for an aggregate cash price of approximately $125 million. The acquisitions were funded primarily by the remaining cash proceeds from the Company's issuance of bonds during the third quarter of 1998. The Company is currently negotiating additional business acquisitions which, when combined with the final payment for the most recently acquired flower operation, will total approximately $20 million. If completed, the acquisitions would be funded primarily with debt and would be completed during the fourth quarter of 1998.

    Capital expenditures of $97.7 million for the first three quarters of 1998 were for the acquisition and improvement of productive assets and were funded largely by operating cash flow.

    During the first three quarters of 1998, the Company repurchased 1,165,200 of its common shares at a cost of $42.1 million. Approximately 1.8 million shares remain authorized for repurchase under the Company's stock repurchase program.

    This filing contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. The potential risks and uncertainties that could cause the Company's actual results to differ materially from those expressed or implied herein include weather related phenomena; market responses to industry volume pressures; economic crises in developing countries; quotas, tariffs and other governmental actions; changes in currency exchange rates; product supply and pricing; and computer conversion and Year 2000 issues.

                                    PART II.
                               OTHER INFORMATION

                            DOLE FOOD COMPANY, INC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

  EXHIBIT                                                                                               PAGE
    NO.                                                                                                NUMBER
-----------                                                                                         -------------

       4.1   Indenture dated as of July 15, 1993 between the Company and Chase Manhattan Bank and
             Trust Company, National Association (formerly Chemical Trust Company of California).
             Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K,
             event date July 15, 1993, File no. 1-4455.

       4.2   Officer's Certificate (without exhibits), dated October 6, 1998, establishing the terms of the Company's 6.375% Notes due October 1, 2005. Incorporated by reference to
             Exhibit 4.1 to the Company's Current Report on Form 8-K, event date July 15, 1993,
             File no. 1-4455.

      10.1   The Company's 1996 Non-Employee Directors Deferred Stock and Cash Compensation Plan,
             as amended October 9, 1998.                                                                     15

        27   Financial data schedule                                                                         31

    (b) The Company filed under cover of Form 8-K, Item 7, event date October 6, 1998, certain exhibits, including the Underwriting Agreement and Pricing Agreement and Officers' Certificate relating to the Company's 6.375% Notes due October 1, 2005.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DOLE FOOD COMPANY, INC.
                                              Registrant

                                              By         /s/ JAMES A. DYKSTRA
                                                         -----------------------------------------
                                                         James A. Dykstra
November 24, 1998                                        Controller and Chief Accounting Officer