Form 10-K
period 1999-01-02
DOLE FOOD COMPANY INC
filed 1999-04-02
CIK 18169

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

                   FOR THE FISCAL YEAR ENDED JANUARY 2, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-4455
                            ------------------------

                            DOLE FOOD COMPANY, INC.

             (Exact Name of Registrant as specified in its charter)

          HAWAII                         99-0035300
      (State or other         (IRS Employer Identification No.)
      jurisdiction of
     incorporation or
       organization)

   31365 OAK CREST DRIVE, WESTLAKE VILLAGE, CALIFORNIA 91361
            (Address of principal executive offices)

       Registrant's telephone number, including area code: (818) 879-6600

          Securities registered pursuant to Section 12(b) of the Act:

                   TITLE OF EACH CLASS                             NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------------------  ---------------------------------------------------------
               Common Stock, No Par Value                          New York Stock Exchange Pacific Exchange

        Securities registered pursuant to Section 12(g) of the Act: None
                           --------------------------

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 1999 was approximately $1,350,721,674.

    The number of shares of Common Stock outstanding as of March 18, 1999 was 57,048,894.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's 1998 Annual Report to Stockholders for the year ended January 2, 1999 are incorporated by reference into Parts I, II and IV.

    Portions of the registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DOLE FOOD COMPANY, INC.
                                   FORM 10-K
                       FISCAL YEAR ENDED JANUARY 2, 1999

                               TABLE OF CONTENTS

   ITEM NUMBER
  IN FORM 10-K                                                                                                    PAGE
-----------------                                                                                               ---------

                                                             PART I

           1.      Business...................................................................................          3

           2.      Properties.................................................................................          8

           3.      Legal Proceedings..........................................................................         11

           4.      Submission of Matters to a Vote of Security Holders; Executive Officers of the
                     Registrant...............................................................................         11

                                                             PART II

           5.      Market for the Registrant's Common Equity and Related Stockholder Matters..................         13

           6.      Selected Financial Data....................................................................         13

           7.      Management's Discussion and Analysis of Financial Condition and Results of Operations......         13

           8.      Financial Statements and Supplementary Data................................................         15

           9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......         15

                                                            PART III

          10.      Directors and Executive Officers of the Registrant.........................................         15

          11.      Executive Compensation.....................................................................         15

          12.      Security Ownership of Certain Beneficial Owners and Management.............................         16

          13.      Certain Relationships and Related Transactions.............................................         16

                                                             PART IV

          14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K............................         16

          (a)      1.  Index to Financial Statements..........................................................         16

                   2.  Index to Financial Statement Schedules.................................................         16

                   3.  Exhibits...............................................................................         17

          (b)      Reports on Form 8-K........................................................................         18

Signatures........................................................................         19

Financial Statements and Financial Statement Schedules............................    F-1-F-2

                                     PART I

ITEM 1. BUSINESS

    Dole Food Company, Inc. was founded in Hawaii in 1851 and was incorporated under the laws of Hawaii in 1894. Unless the context otherwise requires, Dole Food Company, Inc. and its consolidated subsidiaries are referred to herein as the "Company" and "Dole".

    The Company's principal executive offices are located at 31365 Oak Crest Drive, Westlake Village, California 91361, telephone (818) 879-6600. At January 2, 1999, the Company had approximately 53,500 full-time employees worldwide. Dole Food Company is the largest producer of fresh fruits, vegetables and flowers in the world.

    The Company's operations are described below. For detailed financial information with respect to the Company's business and its operations, see the Company's Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, which are included in its 1998 Annual Report for the fiscal year ended January 2, 1999 (the "Dole Annual Report") and incorporated by reference in Part II of this report.

    GENERAL

    Dole is engaged in the worldwide sourcing, growing, processing, distributing and marketing of high quality, fresh produce and fresh flowers. Dole provides retail and institutional customers with products which are produced and improved through research, agricultural assistance and advanced harvesting, processing, packing, cooling, shipping and marketing techniques and which bear the DOLE-Registered Trademark- trademarks. Dole is also a leading producer, marketer and distributor of fresh-cut flowers.

    Dole is one of the world's largest producers of bananas and pineapples. Dole is also a major marketer of citrus and table grapes worldwide and an industry leader in canned pineapple products, iceberg lettuce, celery, cauliflower and broccoli and in fresh-cut salads and pre-cut vegetables.

    Dole's products are produced both directly on Company-owned or leased land and through associated producer and independent grower arrangements pursuant to which Dole provides varying degrees of farming, harvesting, packing, storing, shipping, stevedoring and marketing services, as well as financing through advances to growers of certain products. Fresh fruit and vegetable products, almonds and processed pineapple products and fresh flowers are, for the most part, packed and/or processed directly by Dole.

    Dole utilizes product quality, brand recognition, competitive pricing, effective customer service and consumer marketing programs to enhance its position within the highly competitive food industry. Consumer and institutional recognition of the DOLE-Registered Trademark- trademarks and related brands and the association of these brands with high quality food products contribute significantly to Dole's ability to compete in the markets for fresh fruit and vegetables, packaged foods and dried fruit, nuts and pineapple juice and juice blends. The Company owns these trademarks in the United States, Canada and in other countries in which it conducts business and regards them as important corporate assets with high recognition and acceptance.

    PRODUCTS

    Dole sources, distributes and markets fresh fruit products, including bananas, pineapples, table grapes, apples, pears, plums, oranges, grapefruit, lemons, mangoes, kiwi, tangelos, melons, cherries, strawberries, raspberries and other deciduous, tropical and citrus fruits.

    Dole sources, harvests, cools, distributes and markets more than 20 different types of fresh vegetable products, including iceberg lettuce, red and green leaf lettuce, romaine lettuce, butter lettuce, celery, cauliflower, broccoli, carrots, brussels sprouts, spinach, red and green onions, asparagus, snow peas and artichokes. Dole also markets value-added products such as iceberg lettuce-based salad mixes, specialty lettuce salads, complete salad kits which include dressing and condiments, blends of specialty lettuces, red cabbage, peeled mini-carrots, shredded carrots, shredded red cabbage and coleslaw.

    Dole sources, processes and markets almonds and markets raisins, prunes and dates.

    Dole's fresh fruit and vegetable products and its consumer dried fruit and nut products are marketed under the DOLE-Registered Trademark- brand, under other brand names owned by the Company, and, in limited cases, under private labels.

    Dole produces and markets processed food products, including sliced, chunk, tidbit and crushed pineapple, tropical fruit salad, mandarin oranges and pineapple juice in cans, and tropical fruits, pineapple chunks, mixed fruit and sliced peaches in single-serve plastic bowls.

    Dole sources, harvests, distributes and markets more than 35 kinds of fresh flowers, including roses, spray roses, carnations, miniature carnations, pompons and standard chrysanthemums.

    Dole's products are marketed through more than 50 direct selling offices in North America, approximately 50 in Europe and 12 in Asia.

    DOLE NORTH AMERICA

    DOLE NORTH AMERICA distributes and markets DOLE-Registered Trademark- fresh fruits and vegetables, and processed food products, including processed pineapple, canned pineapple juices and pineapple juice blend beverages, almonds, raisins, prunes and dates, in North America.

    Dole markets bananas and pineapples grown in Latin America, table grapes, apples and pears grown in the United States and Chile, melons grown in Costa Rica and Honduras and citrus fruit grown in the United States, Mexico, South Africa and Spain, as well as other deciduous and tropical fruit grown in the United States, Latin America and Mexico. Fresh pineapple destined for North America is grown by Dole in Hawaii and in Costa Rica and Honduras. These products are sold primarily to retail chains and wholesalers, which in turn resell or distribute them to retail food stores.

    Fresh vegetables, as well as packaged salads and other value-added products, marketed by Dole are generally grown under joint growing arrangements with independent growers in California and Arizona and northern and central Mexico. The vegetables are generally field packed and transported to Dole's central cooling and distribution facilities. The products are sold to customers in North America and, to a lesser extent, Asia and Western Europe.

    Almonds are sourced from independent growers and, to a lesser extent, produced by partnerships managed by Dole North America. They are sold in bulk to cereal, confectionery and other food processors and to a lesser extent, packaged for the retail consumer. They are marketed overseas, primarily in Western Europe and Asia, and domestically. Retail packs of raisins, prunes and dates are processed and packed through co-production arrangements.

    Dole has an agreement with Nestle USA Food Group, Inc., pursuant to which Dole has licensed to Nestle its rights to market and manufacture processed products in key segments of the frozen novelty business in the United States and Canada, including FRUIT 'N JUICE-Registered Trademark- and SORBET 'N CREAM-Registered Trademark- bars. Dole also markets DOLE-Registered Trademark-canned pineapple juice and pineapple juice blend beverages.
DOLEWHIP-Registered Trademark-, a soft-serve, non-dairy dessert, is manufactured and marketed by Precision Food under license from Dole. In connection with the sale of the majority of its juice business to Tropicana Products, Inc. in May of 1995, Dole granted to Tropicana a royalty-free license to use certain trademarks.

    Dole is the largest importer and marketer of fresh-cut flowers in the United States. Flowers grown in Colombia, Ecuador and Mexico are imported and marketed by Dole primarily to wholesale florists and supermarkets.

    DOLE LATIN AMERICA

    DOLE LATIN AMERICA grows and sources from independent growers and transports bananas grown in Colombia, Costa Rica, Ecuador, Guatemala, Honduras, Mexico, Nicaragua and Venezuela for markets principally in North America, Europe, Russia, the Mediterranean and selected Asian markets.

    Fresh pineapples destined for the North American and Western European markets are grown by Dole Latin America on plantations in Costa Rica and Honduras and sourced from independent producers in Costa Rica.

    Dole sources table grapes, apples, pears and other deciduous fruit grown in Chile, melons grown in Brazil, Costa Rica and Honduras, citrus fruit grown in Honduras, and mangoes from Brazil, Costa Rica, Ecuador, Guatemala, Honduras, Mexico and Peru for markets in North America and Western Europe.

    Dole conducts other food and beverage operations in Honduras. It owns an approximately 93% interest in, and operates, a beer and soft drink bottling operation, a bottle crown plant, a plastic injection molding facility used primarily for the manufacture of beer and soft drink plastic cases, a sugar mill and sugar cane plantations, as well as a majority interest in an edible oils refinery, a laundry soap factory, a palm oil extraction operation and a palm oil plantation. The soft drink bottling operation, which sells its products primarily in Honduras, competes against other local bottlers.

    Dole produces value-added vegetable products, such as iceberg lettuce-based salad mixes, specialty lettuce salads, complete Caesar salads, broccoli florets, cauliflower florets and other products for markets in Latin America.

    Dole is the largest grower of fresh-cut flowers in Latin America.

    DOLE ASIA

    DOLE ASIA sources bananas, fresh pineapples, asparagus, mangoes, papaya and other fruits from the Philippines and transports them to markets principally in Asia and the Middle East. Pineapples used for processed products distributed around the world are sourced from a large Company operated farm and independent growers in the Philippines and primarily from independent growers in Thailand. Pineapples are processed at Dole's canneries primarily in the Philippines and Thailand.

    Dole distributes domestic and imported fruits and vegetables, including asparagus, broccoli, tomatoes, cabbage, carrots, citrus fruit, lettuce, cherry tomatoes, melons and radishes, and pre-cut fruits, vegetables and salads, in Japan. Through joint ventures with local distributors Dole operates nine distribution and fresh-cut fruit and vegetable centers in Japan.

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

    DOLE EUROPE

    DOLE EUROPE is a major importer of bananas and other fresh fruits, dried fruits, nuts and canned fruits in Europe and the Near East. Dole sources bananas from the Cameroons, Guadalupe, the Ivory Coast and Martinique.

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

    Dole owns 60% of Saba Trading AB in Sweden. Saba is Scandinavia's leading importer and distributer of fruit, vegetables and flowers, with imports from more than 60 countries. Saba has a wholly owned subsidiary in the Netherlands which is one of Europe's largest exotic fruit import and distribution companies.

    Dole Europe is a partner in a Norwegian joint venture which owns and operates a cut-salad plant which supplies the Norwegian market.

    Dole owns and operates Pascual Hermanos, a major Spanish citrus and vegetable producer and exporter.

    Dole is a major exporter of deciduous and citrus fruit from South Africa.

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

    WORLDWIDE OPERATIONS

    Dole has significant owned and operated food sourcing and related operations in Chile, Colombia, Costa Rica, Ecuador, Guatemala, Honduras, the Philippines, Thailand and the United States. Dole also sources food products in Algeria, Argentina, Australia, Brazil, Cameroon, Greece, Italy, Ivory Coast, Mexico, New Zealand, Nicaragua, Peru, South Africa, Spain, Syria, Tunisia, Turkey and Venezuela. Significant volumes of Dole's fresh fruit and packaged products are marketed in Canada, Western Europe, Japan and the United States, with lesser volumes marketed in Australia, Hong Kong, New Zealand, Russia, South Korea, and certain countries in Asia, Eastern Europe, Scandinavia, the Middle East and Central and South America.

FORWARD LOOKING STATEMENTS

    This Filing contains forward looking statements based on current expectations that involve a number of risks and uncertainties. The potential risks and uncertainties that could cause the Company's actual results to differ materially from those expressed or implied herein include weather related phenomena; market responses to industry volume pressures; economic crises in developing countries; quotas, tariffs and other governmental actions; changes in currency exchange rates; product supply and pricing; and computer conversion and Year 2000 issues.

    TRADE ISSUES

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

    The European Union ("EU") has changed the EU banana regime, commencing January 1999 due to a ruling from the World Trade Organization ("WTO") subsequent to complaints from the United States, Ecuador, Guatemala, Honduras, Mexico and Panama. There will continue to be a Latin American Quota and an ACP Quota (i.e., former European colonies in Africa and the Carribean) as well as licenses and tariffs on Latin American production. The new regime is, on the date of this report, still being challenged by the United States and Latin American banana producers and is expected to be subject to new WTO panel findings in 1999. Trade negotiations and discussions continue between the EU, the United States and the individual banana exporting countries. These trade negotiations could lead to further changes in the regulations governing banana exports to the EU. The net impact of these changing regulations on Dole's future results of operations is not determinable at this time.

    Exports of Dole's products to certain countries, particularly China, Japan, Russia, South Korea, Taiwan and the Middle East, are subject to various restrictions which may be increased or reduced in response to international political pressures, thus affecting Dole's ability to compete in these markets.

    The Company distributes its products in more than 90 countries throughout the world. Dole's international sales are usually transacted in U.S. dollars and major European and Asian currencies, while certain costs are incurred in currencies different from those that are received from the sale of products. Results of operations may be affected by fluctuations in currency exchange rates in both the sourcing and selling locations.

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

    Dole's food operations are also subject to regulations enforced by, among others, the U.S. Food and Drug Administration and state, local and foreign equivalents and to inspection by the U.S. Department of

Agriculture and other federal, state, local and foreign environmental, health and safety authorities. The U.S. Food and Drug Administration enforces statutory standards regarding the labeling and safety of food products, establishes ingredients and manufacturing procedures for certain foods, establishes standards of identity for foods and determines the safety of food substances in the United States. Similar functions are performed by state, local and foreign governmental entities with respect to food products produced or distributed in their respective jurisdictions.

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

    COMPETITION AND OTHER FACTORS

    The markets for all of Dole's products are highly competitive. Dole sources products of high quality and seeks to distribute them in worldwide markets on a timely basis. Dole's competitors in the fresh fruit business include a limited number of large international food companies, as well as a large number of smaller independent food companies, grower cooperatives and foreign government-sponsored producers which have intensified competition in recent years. With respect to vegetables, a limited number of grower-shippers in the United States and Mexico supply a significant portion of the domestic fresh vegetable market. However, numerous smaller independent distributors also compete with Dole in the market for fresh vegetables. With respect to processed pineapple, Dole competes against a few large companies, as well as a substantial number of small foreign competitors and independent canners. Dole's citrus and dried fruit and nut products compete in North America primarily against large grower processing and marketing cooperatives with strong brand recognition.

    Dole's earnings are sensitive to fluctuations in the volatile market prices for its products. Excess supplies often cause severe price competition. Growing conditions in various parts of the world, particularly weather conditions such as floods, droughts and freezes, and diseases and pests are primary factors affecting market prices because of their influence on supply and quality of product. Other factors affecting Dole's operations include the seasonality of its supplies, the ability to process products during critical harvest periods, the timing and effects of ripening, the degree of perishability, the effectiveness of worldwide distribution systems, the terms of various federal and state marketing orders, total worldwide industry volumes, the seasonality of consumer demand, foreign currency exchange fluctuations, foreign importation restrictions and foreign political risks.

ITEM 2. PROPERTIES

    The Company maintains executive offices in Westlake Village, California and auxiliary executive offices in Los Angeles, California, both of which are leased from third parties. Dole's various divisions also maintain headquarters offices in Westlake Village and Bakersfield, California, which are leased from third parties, and in Orland and Salinas, California, Miami, Florida and Wenatchee, Washington, which are owned by the Company. The Company owns its Latin American regional headquarters building in Costa Rica, as well as offices in Colombia and Honduras. Dole Europe maintains its European headquarters in Paris, France and regional offices in Hamburg, Germany, Brussels, Belgium, Milan, Italy and Valencia, Spain, which are leased from third parties. It owns its offices in Aguilas and Alemenara, Spain. Dole Latin America maintains regional offices in Chile and Ecuador which are leased from third parties. Dole Asia maintains offices in Dubai, Japan, the People's Republic of China, the Philippines and Thailand, which are leased from third parties. The inability to renew any of the above office leases by the Company would not have a material adverse effect on the Company's operating results. The Company and each of its subsidiaries believe that their property and equipment are generally well maintained, in good operating condition and adequate for their present needs.

    The following is a description of the Company's significant properties.

    DOLE NORTH AMERICA

    Dole's Hawaii pineapple, papaya and coffee operations for the fresh produce market are located on the island of Oahu and total approximately 8,000 acres, 6,500 of which are owned by the Company and the remainder of which are leased.

    Dole produces citrus on approximately 10,000 acres in the San Joaquin Valley of California owned directly or through partially-owned agricultural partnerships and on substantial additional acreage under management arrangements, as well as through independent growing arrangements. Dole, through joint ventures, also provides care and management services for approximately 17,000 citrus acres in Florida. Citrus is packed in six Company-owned packing houses--four in California and two in Florida. Two of the California citrus packing houses will not operate in 1999 due to the December 1998 citrus freeze.

    Domestic table grapes are sourced from approximately 3,500 acres on three Company-owned vineyards in the San Joaquin Valley. Domestic table grapes are cooled in two Company-owned facilities in the San Joaquin Valley. Dole produces wine grapes on approximately 400 acres and stone fruit on approximately 800 acres of Company-owned property in the San Joaquin Valley.

    Dole produces apples and pears directly from four Company-owned orchards on approximately 1,250 productive acres in Wenatchee and Chelan, Washington as well as through independent growing arrangements. The Company also owns apple and pear storage, processing and packing facilities in Wenatchee, Chelan and Pateros, Washington.

    The Company owns approximately 1,400 acres of farmland in California and Arizona, and leases approximately 10,000 acres of farmland in California and another 6,000 acres in Arizona in connection with Dole's vegetable operations. The majority of this acreage is farmed under joint growing arrangements with independent growers, while the remainder is farmed by Dole. The Company owns cooling, packing and shipping facilities in Yuma, Arizona and the following California cities: Marina, Holtville, Guadalupe, Gonzales and Huron. Additionally, the Company has partnership interests in facilities in Yuma, Arizona, Salinas, California and Mexico, and leases facilities in Oxnard, California. The Company owns and operates state-of-the-art, value-added processing plants in Yuma, Arizona, Soledad, California and Springfield, Ohio.

    Dole produces almonds from approximately 850 acres and pistachios from approximately 3,000 acres of orchards in the San Joaquin Valley, owned or leased by the Company, or by agricultural partnerships in which the Company has an interest.

    The Company owns and operates one almond processing and packing plant and two almond receiving and storage facilities, all of which are located in the San Joaquin and Sacramento Valleys.

    The Company's fresh-cut flower group operates three cooling and distribution facilities in the Miami area. Each of these facilities is occupied by the fresh-cut flower group pursuant to leases.

    DOLE LATIN AMERICA

    Dole produces bananas directly from Company-owned plantations in Costa Rica, Colombia, Ecuador, Honduras and Venezuela as well as through associated producers or independent growing arrangements in those countries and in Guatemala and Nicaragua. The Company owns approximately 28,500 acres in Costa Rica, 1,730 acres in Ecuador, 18,420 acres in Honduras and 360 acres in Venezuela. Dole holds a 60% interest in a company which produces bananas on approximately 7,200 acres and owns and operates 2 corrugated box plants in Colombia. Dole owns a 50% interest in a Guatemala banana producer which owns or controls approximately 9,600 acres in Guatemala. The Company's Honduran plantations sustained damage in varying degrees of severity as a result of Hurricane Mitch and will require significant rehabilitation. As of the date of this report, the Company has not started to rehabilitate selected parts of the affected areas in Honduras and Guatemala.

    Dole also grows pineapple on approximately 7,350 acres of owned land in Honduras and 875 acres in Costa Rica, primarily for the fresh produce market, and owns a juice concentrate plant in Honduras for pineapple and citrus.

    Dole produces citrus on approximately 1,030 acres of Company-owned land and operates a grapefruit packing house in Honduras. Coconuts are produced on approximately 1,230 acres of Company-owned land in Honduras, and melons are produced on approximately 215 acres in Honduras and 20 acres in Costa Rica.

    Dole grows grapes, stone fruit, kiwi and pears on approximately 4,075 Company-owned acres in Chile. Dole owns and operates 11 packing and cold storage facilities, a corrugated box plant and a wooden grape box plant in Chile.

    Dole operates Company-owned corrugated box plants in Chile, Colombia, Costa Rica, Ecuador and Honduras and a value-added vegetable plant in Costa Rica.

    The Company's operations in Honduras include an approximately 93% interest in a beer and soft drink bottling operation, a bottle crown plant, a plastic injection molding facility used primarily for the manufacture of beer and soft drink plastic cases and a sugar mill, as well as a majority interest in an edible oils refinery, a laundry soap factory, a palm oil extraction operation, approximately 10,000 acres of sugar plantation and approximately 3,800 acres of palm oil plantation. These assets sustained damage in varying degrees of severity due to Hurricane Mitch.

    Dole operates a fleet of nine refrigerated containerships, of which four are owned, three are bareboat chartered and two are long-term chartered. In addition, Dole operates 23 breakbulk refrigerated ships, of which two are Company-owned, nine are bareboat chartered and 12 are long-term chartered. Dole occasionally charters vessels for short periods on a time or voyage basis as and when required. Howaldtswerke-Deutsch Werft is currently constructing for the Company two hatchcoverless containerships, each with a capacity of 1,000 refrigerated containers. The Company also owns or leases approximately 10,600 refrigerated containers, 2,600 dry containers and 5,500 chassis and gensets.

    Dole produces flowers on approximately 1,840 acres in Colombia, Ecuador and Mexico. The Company owns and operates packing, cooling and bouquet making facilities at each of its flower farms.

    DOLE ASIA

    Dole operates a pineapple plantation of approximately 24,000 leased acres in the Philippines. Approximately 17,000 acres of the plantation are leased to Dole by a cooperative of Dole employees that acquired the land pursuant to agrarian reform law. Approximately 2,000 additional acres in the Philippines are farmed pursuant to individual farm management contracts. A cannery, freezer, juice concentrate plant, corrugated box plant and can manufacturing plant, each owned by Dole, are located at or near the plantation.

    Dole owns and operates a cannery, can manufacturing plant and juice concentrate plant located in central Thailand and a second multi-fruit cannery in southern Thailand. Through a subsidiary in Thailand controlled by Dole, Dole grows pineapple on approximately 3,900 acres of leased land and purchases additional supplies of pineapple in Thailand on the open market.

    Dole operates nine distribution facilities in Japan through joint ventures with local distributors. Two of the distribution centers are located in Tokyo. Through independent growing arrangements, Dole sources products from over 1,200 Japanese farmers.

    Dole also sources bananas through associated producers or independent growing arrangements in the Philippines. A plastic extruding plant and a box forming plant, both owned by Dole, are located near the plantations. Dole Asia is a minority partner in a joint venture which is developing approximately 7,500 acres of citrus orchards in southwestern China.

    DOLE EUROPE

    Dole owns twelve banana ripening and fruit distribution facilities in France, seven in Spain, three in Italy and one in Germany. The Company has a minority interest in a French company which owns a majority interest in banana and pineapple plantations in Cameroon and the Ivory Coast and has banana producing interests in the Ivory Coast. Dole owns a minority interest in a banana ripening and fruit distribution company with five facilities in the United Kingdom. Dole Europe is the majority owner in a port terminal and distribution facility in Livorno, Italy. The Company owns a banana ripening and fruit distribution facility near Istanbul, Turkey.

    Dole owns and operates four citrus packing houses and three lettuce packing houses in Spain. The Company also owns and operates approximately 360 acres of greenhouses and grows lettuce, tomatoes and citrus fruit on approximately 3,500 acres in Spain. It owns its offices in Aguilas and Alemenara, Spain and leases offices in Valencia, Spain.

    Dole operates 13 distribution centers and nine banana ripening rooms in Sweden and one port facility in Gothenburg, Sweden. Dole owns and operates one distribution center in the Netherlands which specializes in the distribution of exotic fruits throughout Europe.

    In France, the Company owns a dried fruit and nut processing, packaging and warehousing facility in Vitrolles, a date processing and packing plant in Marseille and a prune processing and packaging plant in Agen.

ITEM 3. LEGAL PROCEEDINGS

    In the Company's Form 10-Q for the quarter ended March 28, 1998, the Company described certain lawsuits that had been filed in Texas, Louisiana, Mississippi and Hawaii against some of the manufacturers of a formerly widely used agricultural chemical called DBCP, the Company and several of its competitors. In these lawsuits, a large number of foreign nationals allege personal injuries caused by contact with DBCP. The plaintiffs claim that during the 1960's and 1970's they were employees of Company subsidiaries, competitors and independent local growers. All cases were removed to federal court and most have been dismissed on the grounds that the plaintiffs' home countries are the more appropriate forums for the claims. A dismissal motion is pending in one Texas case, and one Louisiana case was remanded to state court. The dismissed cases are on appeal. The DBCP manufacturers and Company competitors have reported that they have settled with the majority of the Texas and Louisiana plaintiffs. The Dow Chemical Company, a manufacturer of DBCP, has filed a lawsuit against a Company subsidiary seeking indemnification for settlement and defense costs. As to all such matters, the Company has denied liability and asserted substantial defenses. In the opinion of management, after consultation with outside counsel, the pending lawsuits are not expected to have a material adverse effect on the Company's financial position or results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the quarter ended January 2, 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    Below is a list of the names and ages of all executive officers of the Company as of March 18, 1999 indicating their positions with the Company and their principal occupations during the past five years. The current terms of the executive officers will expire at the next organizational meeting of the Company's Board of Directors or at such time as their successors are elected.

                                                               POSITIONS WITH THE COMPANY AND SUBSIDIARIES
NAME AND                                 AGE                        AND FIVE-YEAR EMPLOYMENT HISTORY
------------------------------------  ---------  -----------------------------------------------------------------------
David H. Murdock....................       (75)  Chairman of the Board, Chief Executive Officer and Director of the
                                                 Company since July 1985. Chairman of the Board, Chief Executive Officer
                                                 and Director of Castle & Cooke, Inc. since October 1995. Since June
                                                 1982, Chairman of the Board and Chief Executive Officer of Flexi-Van
                                                 Leasing, Inc., a Delaware corporation wholly-owned by Mr. Murdock. Sole owner and developer of the Sherwood Country Club in Ventura County,
                                                 California, and numerous other real estate developments; also sole stockholder of numerous corporations engaged in a variety of business ventures and in the manufacture of textile-related products and industrial and building products.

David A. DeLorenzo..................       (52)  President and Chief Operating Officer of the Company since March 1996.
                                                 President of Dole Food Company--International from September 1993 to
                                                 March 1996. Executive Vice President of the Company from July 1990 to
                                                 March 1996. Director of the Company since February 1991. President of
                                                 Dole Fresh Fruit Company from September 1986 to June 1992.

Gregory L. Costley..................       (45)  President of Dole North American Fruit since March 1996. President of
                                                 Dole Bakersfield from April 1994 to March 1996. President of Dole
                                                 Citrus from February 1992 to April 1994.

Lawrence A. Kern....................       (51)  President of Dole Fresh Vegetables, Inc. since January 1993.

Peter M. Nolan......................       (56)  President of Dole Packaged Foods Company since February 1995. Senior
                                                 Vice President, Sales and Marketing of Dole Packaged Foods from August
                                                 1994 to February 1995. Senior Vice President, Sales and Marketing for
                                                 Dole Fresh Fruit and Vegetables, North America Division, from October
                                                 1992 to August 1994.

John W. Tate........................       (48)  Vice President and Chief Financial Officer of the Company since October
                                                 1997. Senior Vice President and Chief Financial Officer of Dole Europe
                                                 from June 1996 to October 1997. Senior Vice President and Chief
                                                 Financial Officer of Dole Fresh Vegetables from November 1994 to June
                                                 1996. Vice President, Finance and Administration of Dole Fresh
                                                 Vegetables from January 1993 to November 1994.

George R. Horne.....................       (61)  Vice President--Human Resources of Dole since February 1986. Vice
                                                 President of the Company since October 1982.

                                                               POSITIONS WITH THE COMPANY AND SUBSIDIARIES
NAME AND                                 AGE                        AND FIVE-YEAR EMPLOYMENT HISTORY
------------------------------------  ---------  -----------------------------------------------------------------------
Patrick A. Nielson..................       (48)  Vice President--International Legal and Regulatory Affairs of the
                                                 Company since October 1995. Vice President and General Counsel--Food
                                                 Operations of the Company from May 1994 to October 1995. General
                                                 Counsel--Food Operations of the Company from July 1991 to May 1994.

J. Brett Tibbitts...................       (43)  Vice President, Corporate General Counsel and Corporate Secretary of
                                                 the Company since October 1995. Vice President and Corporate General
                                                 Counsel of the Company from May 1994 to October 1995. General
                                                 Counsel--Corporate of the Company from June 1992 to May 1994.

Roberta Wieman......................       (54)  Vice President of the Company since February 1995. Executive Assistant to the Chairman of the Board and Chief Executive Officer from November
                                                 1991 to February 1995. Vice President and Corporate Secretary of Castle
                                                 & Cooke, Inc. since April 1996. President of Pacific Holding Company (a sole proprietorship of Mr. Murdock) since January 1999 and Secretary thereof since January 1992. Director of Flexi-Van Leasing, Inc. (which is wholly-owned by Mr. Murdock) since August 1996 and Assistant
                                                 Secretary thereof for more than 5 years.

James A. Dykstra....................       (37)  Controller and Chief Accounting Officer of the Company since October
                                                 1997. Chief Financial Officer of Dole Latin America from October 1995 to October 1997. Controller of Dole Latin America from August 1990 to
                                                 October 1995.

Beth Potillo........................       (39)  Treasurer of the Company since November 1998. Assistant Treasurer of the Company from July 1997 to November 1998. Manager of Corporate
                                                 Finance from July 1995 to July 1997. Manager of Financial Planning from
                                                 January 1995 to July 1995. Senior Analyst from December 1993 to January
                                                 1995.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the New York and Pacific Stock Exchanges. As of March 18, 1999, there were approximately 11,519 holders of record of the Company's Common Stock. Additional information required by Item 5 is contained on pages 34, 35 and 38 of the Dole Annual Report. Such information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    There is hereby incorporated by reference the information appearing under the caption "Results of Operations and Selected Financial Data" on page 43 of the Dole Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    There is hereby incorporated by reference the information appearing under the caption "Management's Discussion and Analysis of Results of Operations and Financial Position" on pages 40, 41 and 42 of the Dole Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    As a result of its global operating and financing activities, the Company is exposed to certain market risks including changes in commodity pricing, fluctuations in foreign currency exchange rates in both sourcing and selling locations and fluctuations in interest rates. Commodity pricing exposure includes weather phenomena and their effect on industry volumes, prices, product quality and costs. The Company manages its exposure to commodity price risk primarily through its regular operating activities. The use of derivative financial instruments has been limited to certain foreign currency forward contracts related to specific sales and firm purchase commitments. The Company has not utilized financial instruments for trading or other speculative purposes.

    INTEREST RATE RISK

    As a result of its regular borrowing activities, the Company's operating results are exposed to fluctuations in interest rates, which it manages primarily through its regular financing activities. The Company has limited investments in cash equivalents and does not have investments in marketable securities or debt instruments with original maturities greater than 90 days. The Company has short-term and long-term debt with both fixed and variable interest rates. Short-term debt is primarily comprised of secured and unsecured notes payable to banks and bank lines of credit used to finance working capital requirements. Long-term debt represents publicly-held unsecured notes and debentures and certain notes payable to banks used to finance long-term investments such as business acquisitions. Generally, the Company's short-term debt bears interest at variable rates, while long-term debt bears interest at fixed rates.

    The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and sinking fund requirements and related weighted-average interest rates by expected maturity date. Weighted-average interest rates on variable-rate debt are based on implied forward rates in the yield curve as of January 2, 1999.

INTEREST RATE SENSITIVITY
LONG-TERM DEBT INSTRUMENTS
AS OF JANUARY 2, 1999

                                                              EXPECTED MATURITY DATE
                            ------------------------------------------------------------------------------------------
                                                                                                  TOTAL /
                                                                                                 WEIGHTED-     FAIR
IN MILLIONS                   1999       2000       2001       2002       2003     THEREAFTER     AVERAGE      VALUE
--------------------------  ---------  ---------  ---------  ---------  ---------  -----------  -----------  ---------
Fixed-rate debt

  Principal cash flows....  $       3  $     227  $      10  $       2  $     301   $     484    $   1,027   $   1,044
  Average interest rate...       7.54%      6.77%      5.99%      8.59%      7.00%       6.93%        6.91%

Variable-rate debt

  Principal cash flows....          4         14          3          3         67           5           96          96
  Average interest rate...       9.35%      4.65%      6.03%      6.00%      5.69%       5.74%        5.71%

    FOREIGN CURRENCY RISK

    The Company has production, processing, distribution and marketing operations worldwide. Sales are primarily recorded in U.S. dollars, Japanese yen and German marks. Product and operating costs are largely U.S. dollar-based. While the Company has historically not attempted to hedge foreign currency fluctuations, it occasionally enters into forward contracts to hedge specific foreign currency denominated sales and firm purchase commitments. As of January 2, 1998, the Company's forward contracts were limited to the purchase of German marks to facilitate payment for two German-made vessels currently under construction. The Company's accounting policy for hedge instruments is disclosed in Note 2 to the Consolidated Financial Statements.

    The following table summarizes the Company's financial instruments and firm purchase commitments that are sensitive to fluctuations in foreign currency exchange rates. The summary excludes operating financial instruments, including trade accounts and notes receivable, where the carrying value approximates fair value.

FOREIGN CURRENCY EXCHANGE RATE SENSITIVITY
PURCHASE COMMITMENTS AND RELATED DERIVATIVES
AS OF JANUARY 2, 1999

                                                              EXPECTED MATURITY DATE
                            ------------------------------------------------------------------------------------------
                                                                                                  TOTAL /
                                                                                                 WEIGHTED-     FAIR
IN MILLIONS                   1999       2000       2001       2002       2003     THEREAFTER     AVERAGE      VALUE
--------------------------  ---------  ---------  ---------  ---------  ---------  -----------  -----------  ---------
Firm purchase commitments
  Ship purchases (DEM)....        200         --         --         --         --          --          200
  USD equivalent..........  $     119         --         --         --         --          --    $     119   $     119
  Spot exchange rate -
    USD/DEM (as of January
    2, 1999)..............       1.68         --         --         --         --          --         1.68
Related forward exchange
  contracts (receive DEM /
  pay USD)
  Contracted amount
    (DEM).................        175         --         --         --         --          --          175
  USD equivalent..........  $      98         --         --         --         --          --    $      98   $     106
  Average exchange rate
    USD/DEM...............       1.78         --         --         --         --          --         1.78

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    There is hereby incorporated by reference the information appearing on pages 25 through 39 of the Dole Annual Report. See also Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no changes in the Company's independent public accountants for the 1998 and 1997 fiscal years nor have there been any disagreements with the Company's independent public accountants on accounting principles or practices for financial statement disclosures.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    There is hereby incorporated by reference the information regarding the Company's directors to appear under the caption "Election of Directors" in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement"). See the list of the Company's executive officers and related information under "Executive Officers of the Registrant", which is set forth in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

    There is hereby incorporated by reference the information to appear under the captions "Remuneration of Directors" and "Compensation of Executive Officers" in the 1999 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    There is hereby incorporated by reference the information with respect to security ownership to appear under the captions "General Information", "Ownership of Common Stock" in the 1999 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is hereby incorporated by reference the information to appear under the caption "Certain Transactions" in the 1999 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) 1. Financial Statements:

    The following consolidated financial statements are included in the Dole Annual Report and are incorporated herein by reference:

                                                                                 ANNUAL REPORT
                                                                                     PAGES
                                                                                 -------------
Consolidated Statements of Income--fiscal years ended January 2, 1999, January
  3, 1998 and December 28, 1996................................................           25

Consolidated Balance Sheets--January 2, 1999 and January 3, 1998...............           26

Consolidated Statements of Cash Flow--fiscal years ended January 2, 1999,
  January 3, 1998 and December 28, 1996........................................           27

Notes to Consolidated Financial Statements.....................................      28 - 38

Report of Independent Public Accountants.......................................           39

2. Financial Statement Schedules:

    The following financial statement schedules are included herein:

                                                                                     FORM 10-K
                                                                                       PAGES
                                                                                 -----------------
Independent Public Accountants' Report on Financial Statement Schedule.........            F-1

Valuation and Qualifying Accounts..............................................            F-2

    All other schedules are omitted because they are not applicable, not required or the information is included elsewhere in the financial statements or notes thereto.

3.  Exhibits:

EXHIBIT NO.
-----------
       3.1   The Restated Articles of Association of the Company, as amended through October 16, 1991.

       3.2   By-Laws of the Company, as amended through March 25, 1993. Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994, File No. 1-4455.

       4.1   Credit Agreement dated as of July 29, 1996 among the Company, The Chase Manhattan Bank, as Administrative
               Agent and Lender; Bank of America National Trust & Savings Association, as Syndication Agent and
               Lender; Citibank, N.A., as Documentation Agent and Lender; and the financial institutions which are
               Lenders thereunder, relating to the Company's $400 million revolving credit facility. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-QA for the quarter ended October
               5, 1996, File No. 1-4455.

       4.2   Officers' Certificate dated April 15, 1993 relating to $300 million of the Company's 7% notes due 2003.

       4.3   Officers' Certificate dated July 15, 1993 relating to $225 million of the Company's 6.75% notes due 2000 and $175 million of the Company's 7.875% debentures due 2013.

       4.4   Officers' Certificate dated October 6, 1998 relating to $300 million of the Company's 6 3/8% notes due
               2005. Incorporated by reference to Exhibit 4.1 to the Company's current report on form 8-K, event date
               July 15, 19 93, File No. 1-4455.

       4.5   Indenture dated as of April 15, 1993 between the Company and Chase Manhattan Bank and Trust Company
               (formerly Chemical Trust Company of California). Incorporated by reference to Exhibit 4.1 to the
               Company's Current Report on Form 8-K, event date May 6, 1993, File No. 1-4455.

       4.6   Indenture dated as of July 15, 1993 between the Company and Chase Manhattan Bank and Trust Company
               (formerly Chemical Trust Company of California). Incorporated by reference to Exhibit 4 to the
               Company's Current Report on Form 8-K, event date July 15, 1993, File No. 1-4455.

       4.7   Dole Food Company, Inc. Master Retirement Savings Trust Agreement dated as of February 1, 1999 between
               Dole Food Company, Inc. and The Northern Trust Company.

       4.8   The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.

                                Executive Compensation Plans and Arrangements--Exhibits 10.1-10.8:

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

EXHIBIT NO.
-----------
      10.4   Dole Food Company, Inc. 1998 Combined Annual and Long Term Incentive Plan for Executive Officers.
               Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 20, 1998, File No. 1-4455.

      10.5   Dole Food Company, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No.
               1-4455.

      10.6   The Company's 1996 Non-Employee Directors Deferred Stock and Cash Compensation Plan, as amended effective
               October 9, 1998. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
               10-Q for the fiscal quarter ended October 10, 1998, File No. 1-4455.

      10.7   The Company's Stock Ownership Enhancement Program, as effective July 31, 1997. Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 4,
               1997, File No. 1-4455.

      10.8   The Company's 1995 Non-Employee Directors Stock Option Plan. Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on June 28, 1995, Registration No. 33-60641.

      13     Dole Food Company, Inc. 1998 Annual Report for the fiscal year ended January 2, 1999. (This Report is furnished for information of the Commission and, except for those portions thereof which are expressly incorporated by reference herein, is not "filed" as a part of this Annual Report on Form 10-K.)

      21     Subsidiaries of Dole Food Company, Inc.

      23     Consent of Arthur Andersen LLP.

      27     Financial Data Schedules.

    (b) Reports on Form 8-K:

    No current reports on Form 8-K were filed by the Company during the last quarter of the year ended January 2, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 1999                  DOLE FOOD COMPANY, INC.
                                REGISTRANT

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

     /s/ DAVID H. MURDOCK       Chairman of the Board and
------------------------------    Chief Executive Officer     March 31, 1999
       David H. Murdock           and Director

    /s/ DAVID A. DELORENZO
------------------------------  President, Chief Operating    March 31, 1999
      David A. DeLorenzo          Officer and Director

       /s/ JOHN W. TATE
------------------------------  Chief Financial Officer        March31, 1999
         John W. Tate

                                Controller and Chief
     /s/ JAMES A. DYKSTRA         Accounting Officer
------------------------------    (Principal Accounting       March 31, 1999
       James A. Dykstra           Officer)

      /s/ ELAINE L. CHAO
------------------------------  Director                      March 31, 1999
        Elaine L. Chao

        /s/ MIKE CURB
------------------------------  Director                      March 31, 1999
          Mike Curb

     /s/ RICHARD M. FERRY
------------------------------  Director                      March 31, 1999
       Richard M. Ferry

      /s/ JAMES F. GARY
------------------------------  Director                       March 31, 199
        James F. Gary

      /s/ ZOLTAN MERSZEI
------------------------------  Director                       March 31, 199
        Zoltan Merszei

                                 EXHIBIT INDEX

 EXHIBITS                                                                                                        PAGE
-----------                                                                                                    ---------
       3.1   The Restated Articles of Association of the Company, as amended through October 16, 1991........

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

       4.2   Officers' Certificate dated April 15, 1993 relating to $300 million of the Company's 7% notes due 2003......................................................................................

       4.3   Officers' Certificate dated July 15, 1993 relating to $225 million of the Company's 6.75% notes due 2000 and $175 million of the Company's 7.875% debentures due 2013.........................

       4.4   Officers' Certificate dated October 6, 1998 relating to $300 million of the Company's 6 3/8%
               notes due 2005. Incorporated by reference to Exhibit 4.1 to the Company's current report on form 8-K, event date July 15, 19 93, File No. 1-4455..........................................

       4.5   Indenture dated as of April 15, 1993 between the Company and Chase Manhattan Bank and Trust
               Company (formerly Chemical Trust Company of California). Incorporated by reference to Exhibit
               4.1 to the Company's Current Report on Form 8-K, event date May 6, 1993, File No. 1-4455......

       4.6   Indenture dated as of July 15, 1993 between the Company and Chase Manhattan Bank and Trust
               Company (formerly Chemical Trust Company of California). Incorporated by reference to Exhibit
               4 to the Company's Current Report on Form 8-K, event date July 15, 1993, File No. 1-4455......

       4.7   Dole Food Company, Inc. Master Retirement Savings Trust Agreement dated as of February 1, 1999 between Dole Food Company, Inc. and The Northern Trust Company................................

       4.8   The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the
               Company and its subsidiaries..................................................................

             Executive Compensation Plans and Arrangements--Exhibits 10.1-10.8:

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

 EXHIBITS                                                                                                        PAGE
-----------                                                                                                    ---------
      10.3   Dole Food Company, Inc. Executive Supplementary Retirement Plan (effective January 1, 1989),
               First Restatement. Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-4455.....................

      10.4   Dole Food Company, Inc. 1998 Combined Annual and Long Term Incentive Plan for Executive
               Officers. Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form
               10-Q for the fiscal quarter ended June 20, 1998, File No. 1-4455..............................

      10.5   Dole Food Company, Inc. Executive Deferred Compensation Plan. Incorporated by reference to
               Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December
               31, 1994, File No. 1-4455.....................................................................

      10.6   The Company's 1996 Non-Employee Directors Deferred Stock and Cash Compensation Plan, as amended effective October 1, 1997. Incorporated by reference to Exhibit 10.3 to the Company's
               Quarterly Report on Form 10-Q for the fiscal quarter ended October 4, 1997, File No.
               1-4455........................................................................................

      10.7   The Company's Stock Ownership Enhancement Program, as effective July 31, 1997. Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 4, 1997, File No. 1-4455................................................

      10.8   The Company's 1995 Non-Employee Directors Stock Option Plan. Incorporated by reference to
               Exhibit 4.1 to the Company's Report on Form S-8 filed on June 28, 1995, Registration No.
               33-60641......................................................................................

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

      23     Consent of Arthur Andersen LLP..................................................................

      27     Financial Data Schedules........................................................................

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Dole Food Company, Inc.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Dole Food Company, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 5, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the preceding index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP

Los Angeles, California
February 5, 1999

                            DOLE FOOD COMPANY, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                           YEAR ENDED JANUARY 2, 1999

                                                                      ADDITIONS
                                                              --------------------------
                                                 BALANCE AT   CHARGED TO    CHARGED TO
                                                  BEGINNING    COSTS AND       OTHER                       BALANCE AT
                                                   OF YEAR     EXPENSES     ACCOUNTS(B)    DEDUCTIONS(A)   END OF YEAR
                                                 -----------  -----------  -------------  ---------------  -----------
                                                                            (IN THOUSANDS)
YEAR ENDED JANUARY 2, 1999
  ALLOWANCE FOR DOUBTFUL ACCOUNTS
    Trade receivables..........................      37,869       16,104           880           3,646         51,207
    Notes and other current receivables........      22,230       23,580          (119)          4,133         41,558
    Long-term notes and other receivables......      24,456       13,882           471           4,275         34,534

YEAR ENDED JANUARY 3, 1998
  ALLOWANCE FOR DOUBTFUL ACCOUNTS
    Trade receivables..........................      40,766        4,932            --           7,829         37,869
    Notes and other current receivables........      20,988        4,994            --           3,752         22,230
    Long-term notes and other receivables......      13,474       10,951         3,300           3,269         24,456

YEAR ENDED DECEMBER 28, 1996
  ALLOWANCE FOR DOUBTFUL ACCOUNTS
    Trade receivables..........................      32,329       18,271            --           9,834         40,766
    Notes and other current receivables........      14,665        8,992            --           2,669         20,988
    Long-term notes and other receivables......      10,399        5,311            --           2,336         13,374

NOTE:

(A) Write-off of uncollectible amounts.

(B) Purchase accounting and transfers among allowance accounts.