Form 10-Q
period 1999-03-27
DOLE FOOD COMPANY INC
filed 1999-05-11
CIK 18169

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 27, 1999
                                       OR

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                            SHARES OUTSTANDING
CLASS                                                                       AT APRIL 30, 1999
--------------------------------------------------------------------------  ------------------
Common Stock, No Par Value................................................       57,050,178

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DOLE FOOD COMPANY, INC.

                                     INDEX

                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                          -------------
PART I.  FINANCIAL INFORMATION

  ITEM 1.     FINANCIAL STATEMENTS

              Consolidated Statements of Income--quarters ended March 27, 1999 and March 28, 1998.......            3

              Consolidated Balance Sheets--March 27, 1999 and January 2, 1999...........................            4

              Consolidated Statements of Cash Flows--quarters ended March 27, 1999 and March 28, 1998...            5

              Notes to Consolidated Financial Statements................................................            6

  ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.....            8

PART II.  OTHER INFORMATION

  ITEM 6.     Exhibits and Reports on Form 8-K..........................................................           11

              Signatures................................................................................           12

                                    PART I.
                             FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            DOLE FOOD COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)
                      (IN 000S, EXCEPT PER SHARE AMOUNTS)

                                                                                              QUARTER ENDED
                                                                                       ---------------------------
                                                                                         MARCH 27,     MARCH 28,
                                                                                           1999           1998
                                                                                       -------------  ------------
Revenue..............................................................................  $   1,188,435  $  1,011,984
Cost of products sold................................................................     (1,023,647)     (872,963)
                                                                                       -------------  ------------
  Gross margin.......................................................................        164,788       139,021

Selling, marketing and administrative expenses.......................................       (108,634)      (97,314)
Hurricane Mitch insurance--net.......................................................         11,676            --
                                                                                       -------------  ------------
  Operating income...................................................................         67,830        41,707

Interest income......................................................................          2,545         1,687
Other expense--net...................................................................           (389)         (933)
                                                                                       -------------  ------------
  Earnings before interest and taxes.................................................         69,986        42,461

Interest expense.....................................................................        (21,575)      (14,700)
                                                                                       -------------  ------------

  Income before income taxes.........................................................         48,411        27,761

Income taxes.........................................................................        (10,700)       (5,000)
                                                                                       -------------  ------------
  Net income.........................................................................  $      37,711  $     22,761
                                                                                       -------------  ------------
                                                                                       -------------  ------------
Net income per common share
  Basic..............................................................................  $        0.65  $       0.38
  Diluted............................................................................           0.65          0.37
                                                                                       -------------  ------------
                                                                                       -------------  ------------

Diluted average number of common shares outstanding..................................         57,853        60,837
                                                                                       -------------  ------------
                                                                                       -------------  ------------

                 See Notes to Consolidated Financial Statements

                            DOLE FOOD COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                   (IN 000S)

                                                                       MARCH 27,   JANUARY
                                                                         1999      2, 1999
                                                                       ---------  ---------
                                                                       (UNAUDITED) (AUDITED)
CURRENT ASSETS
  Cash and short-term investments....................................  $  39,629  $  35,352
  Receivables--net...................................................    688,262    616,579
  Inventories
    Finished products................................................    222,089    168,423
    Raw materials and work in progress...............................    136,675    156,623
    Growing crops....................................................     49,739     47,676
    Operating supplies and other.....................................    117,570    102,802
                                                                       ---------  ---------
                                                                         526,073    475,524

  Prepaid expenses...................................................     54,820     43,200
                                                                       ---------  ---------
    Total current assets.............................................  1,308,784  1,170,655

Investments..........................................................     76,157     71,923
Property, plant and equipment--net...................................  1,110,440  1,102,285
Goodwill--net........................................................    297,606    277,962
Other assets.........................................................    287,904    292,228
                                                                       ---------  ---------
    TOTAL ASSETS.....................................................  $3,080,891 $2,915,053
                                                                       ---------  ---------
                                                                       ---------  ---------

CURRENT LIABILITIES
  Notes payable......................................................  $  22,610  $  29,637
  Current portion of long-term debt..................................      6,954      6,451
  Accounts payable and accrued liabilities...........................    825,599    768,790
                                                                       ---------  ---------
    Total current liabilities........................................    855,163    804,878

Long-term debt.......................................................  1,288,868  1,116,422
Other long-term liabilities..........................................    309,181    314,527
Minority interests...................................................     52,160     57,394

Commitments and contingencies

Common shareholders' equity
  Common stock.......................................................    317,692    319,937
  Additional paid-in capital.........................................     79,855    144,515
  Retained earnings..................................................    273,763    247,508
  Accumulated other comprehensive loss...............................    (95,791)   (90,128)
                                                                       ---------  ---------
    Total common shareholders' equity................................    575,519    621,832
                                                                       ---------  ---------
    TOTAL LIABILITIES AND EQUITY.....................................  $3,080,891 $2,915,053
                                                                       ---------  ---------
                                                                       ---------  ---------

                 See Notes to Consolidated Financial Statements

                            DOLE FOOD COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                   (IN 000S)

                                                                                                QUARTER ENDED
                                                                                            ----------------------
                                                                                            MARCH 27,   MARCH 28,
                                                                                               1999        1998
                                                                                            ----------  ----------
OPERATING ACTIVITIES
Net income................................................................................  $   37,711  $   22,761
Adjustments to net income
  Depreciation and amortization...........................................................      30,484      25,410
  Provision for deferred income taxes.....................................................       5,298       1,816
  Hurricane Mitch insurance proceeds......................................................     (20,510)         --
  Other...................................................................................      (1,327)        (20)
Change in operating assets and liabilities, net of effects from acquisitions
  Receivables--net........................................................................     (79,193)    (28,954)
  Inventories.............................................................................     (47,823)    (11,798)
  Prepaid expenses and other assets.......................................................     (28,848)     (9,526)
  Accounts payable and accrued liabilities................................................      57,268     (21,662)
  Internal Revenue Service payment related to prior years' audits.........................          --     (17,145)
  Other...................................................................................        (539)     (2,145)
                                                                                            ----------  ----------
Cash flow used in operating activities....................................................     (47,479)    (41,263)
                                                                                            ----------  ----------

INVESTING ACTIVITIES
Proceeds from sales of assets.............................................................       2,761       2,670
Capital additions.........................................................................     (30,472)    (18,471)
Purchases of investments and acquisitions, net of cash acquired...........................     (18,590)       (978)
Hurricane Mitch insurance proceeds........................................................      20,510          --
                                                                                            ----------  ----------
Cash flow used in investing activities....................................................     (25,791)    (16,779)
                                                                                            ----------  ----------

FINANCING ACTIVITIES
Short-term debt repayments--net...........................................................     (15,874)     (1,186)
Long-term borrowings--net.................................................................     166,076      57,253
Cash dividends paid.......................................................................      (5,750)     (6,028)
Issuance of common stock..................................................................         685       9,127
Repurchase of common stock................................................................     (67,590)       (494)
                                                                                            ----------  ----------
Cash flow provided by financing activities................................................      77,547      58,672
                                                                                            ----------  ----------
Increase in cash and short-term investments...............................................       4,277         630
Cash and short-term investments at beginning of period....................................      35,352      31,202
                                                                                            ----------  ----------
Cash and short-term investments at end of period..........................................  $   39,629  $   31,832
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                 See Notes to Consolidated Financial Statements

                            DOLE FOOD COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. In the opinion of management, the accompanying unaudited consolidated financial statements of Dole Food Company, Inc. (the "Company") include all adjustments necessary to present fairly its financial position as of March 27, 1999 and January 2, 1999 (audited), its results of operations for the quarters ended March 27, 1999 and March 28, 1998 and its cash flows for the quarters then ended. For additional information, refer to the notes to the Company's audited consolidated financial statements for the year ended January 2, 1999.

    Interim results are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full year. The Company's operations are sensitive to a number of factors including weather-related phenomena and their effect on industry volumes, prices, product quality and costs. Operations are also sensitive to fluctuations in currency exchange rates in both sourcing and selling locations. While the Company has historically not attempted to hedge foreign currency fluctuations, it occasionally enters into forward contracts related to specific foreign currency denominated purchase commitments and sales.

    As of March 27, 1999, the Company had contracted to purchase German marks, primarily at fixed exchange rates, to facilitate payment for two German-made refrigerated container vessels at a weighted-average exchange rate of DM
    1.79 to $1.00 for a total notional value of $97.6 million. Of the DM 175 million under contract, DM 50 million of contracts carry a variable rate component whereby the contracted exchange rates vary with the spot rate to the extent the spot rate exceeds the initial contracted rates. If the spot rate meets or exceeds DM 2.00 to $1.00 during the lives of the contracts, the exchange rates revert to the initial contracted rates. These contracts will be settled during the fourth quarter of 1999, and as of March 27, 1999, their fair value was approximately $93.8 million.

    Certain prior year amounts have been reclassified to conform with the 1999 presentation.

2. During the first quarter of 1999, the Company declared dividends of $11.5 million on its common stock of which $5.8 million were paid. For the same period of 1998, the Company declared dividends of $12.1 million of which $6.0 million were paid. The dividends declared during the first quarter of both years included regular quarterly dividends of 10 cents per share for the first two quarters of each year.

3. The Company paid interest of $21.1 million during the first quarter of 1999 and $18.0 million in the same period of 1998. The Company paid income taxes of $7.0 million during the first quarter of 1999 and $21.8 million in the first quarter of 1998, which included $17.1 million related to prior years' audits.

4. During the latter part of 1998, the Company acquired and invested in operations in Latin America, North America and Europe. The acquisitions were comprised primarily of the purchases of Sunburst Farms, Inc., Four Farmers, Inc., Finesse Farms, Colombian Carnations, Inc. and their affiliated companies and 60% of the SABA Trading AB Scandinavian distribution business. If the acquisitions had taken place on January 4, 1998, pro forma revenue and net income for the quarterly period ended March 28, 1998 would have been $1151.4 million and $29.5 million, respectively. Basic and diluted net income per common share for the first quarter of 1998 would have been $0.49 and $0.48, respectively.

    These pro forma results of operations have been prepared for comparative purposes only and may not be indicative of the Company's results of operations had the acquisitions occurred on the date indicated or of its future results of operations.

                            DOLE FOOD COMPANY, INC.

                                  (UNAUDITED)

5. The Company recognized comprehensive income which consisted of net income and unrealized foreign currency translation losses as follows (in millions):

                                                                              QUARTER ENDED
                                                                         ------------------------
                                                                          MARCH 27,    MARCH 28,
                                                                            1999         1998
                                                                         -----------  -----------
Net income.............................................................   $    37.7    $    22.8
Foreign currency translation loss......................................        (5.7)        (4.4)
                                                                              -----        -----
Comprehensive income...................................................   $    32.0    $    18.4
                                                                              -----        -----
                                                                              -----        -----

6. The weighted-average number of common shares outstanding used to calculate basic net income per share for the quarters ended March 27, 1999 and March 28, 1998 were 57.8 million and 60.2 million, respectively.

7. The Company has four reportable segments: fresh fruit, fresh vegetables, processed foods and fresh-cut flowers. Businesses in the Company's fresh-cut flowers segment source, import and market fresh-cut flowers grown in Colombia, Ecuador and Mexico primarily to wholesale florists and supermarkets in the United States. Businesses in this segment were acquired during the latter part of 1998 and reported in other operating segments in the Company's 1998 Annual Report on Form 10-K.

    Management evaluates and monitors segment performance primarily through earnings before interest and taxes (EBIT). Revenue and EBIT for the reportable segments, other operating segments, and corporate and other were as follows (in thousands):

                                                                          QUARTER ENDED
                                                                    --------------------------
                                                                     MARCH 27,     MARCH 28,
                                                                        1999          1998
                                                                    ------------  ------------
REVENUE
  Fresh fruit.....................................................  $    734,326  $    612,629
  Fresh vegetables................................................       212,568       197,908
  Processed foods.................................................       180,812       192,904
  Fresh-cut flowers...............................................        54,389            --
  Other operating segments........................................         6,340         8,543
                                                                    ------------  ------------
                                                                    $  1,188,435  $  1,011,984
                                                                    ------------  ------------
                                                                    ------------  ------------
EBIT
  Fresh fruit.....................................................  $     30,887  $     27,142
  Fresh vegetables................................................        12,052        10,734
  Processed foods.................................................        14,453        17,142
  Fresh-cut flowers...............................................         9,608            --
  Other operating segments........................................          (431)          181
                                                                    ------------  ------------
  REPORTABLE SEGMENT EBIT.........................................        66,569        55,199
  Corporate and other.............................................        (8,259)      (12,738)
  Hurricane Mitch insurance--net..................................        11,676            --
                                                                    ------------  ------------
                                                                    $     69,986  $     42,461
                                                                    ------------  ------------
                                                                    ------------  ------------

    Corporate and other EBIT includes general and administrative costs not allocated to operating segments. Corporate and other EBIT in 1998 includes certain costs related to the reorganization of the European packaged foods business.

                            DOLE FOOD COMPANY, INC.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Revenue for the first quarter of 1999 increased 17% to $1,188.4 million from $1,012.0 million during the same period of 1998. Revenues increased primarily due to the inclusion of the SABA Trading AB Scandinavian distribution business and the fresh-cut flower businesses acquired during the latter part of 1998. These acquisitions added approximately $140 million to first quarter revenues in 1999. Revenue from the Company's ongoing operations improved slightly in the first quarter of 1999 versus the same period of 1998 largely due to growth in the European distribution and North American fresh-cut salad businesses. These increases were partially offset by lower banana production from Central America coupled with slightly lower sales volumes in the Honduran beverage business, both in the aftermath of last year's Hurricane Mitch. Additionally, the California almond business experienced a reduction in revenue due to lower volumes and pricing in the first quarter of 1999.

    Gross margin for the first quarter of 1999 increased 19% to $164.8 million from $139.0 million for the same period of 1998 on higher revenues and a slightly improved overall gross margin rate. Gross margin increased largely due to the acquisition of businesses in the latter part of 1998 combined with improved results from ongoing operations, which were driven by growth in the fresh-cut salad business and improved pricing in the processed pineapple business. Improvements from ongoing operations were partially offset by reduced margins in the Company's Honduran beverage business due to slightly lower sales volume and increased distribution costs. In addition, the California almond business experienced reduced margins in the first quarter of 1999, which are not expected to improve in the near term.

    Selling, marketing and administrative expenses as a percentage of revenue for the first quarter of 1999 decreased to 9.1% from 9.6% in the first quarter of 1998. The improved overall rate primarily resulted from the inclusion of businesses acquired during the latter part of 1998, which operated at a lower rate than the average rate for the ongoing businesses in the first quarter of 1998. In addition, the Company's ongoing operations contributed to the improvement, particularly the North American fresh-cut salad and Spanish vegetables businesses.

    In the fourth quarter of 1998, the Company took a $100 million charge, net of insurance proceeds received, for damages sustained from Hurricane Mitch. In the first quarter of 1999, the Company received $20.5 million of additional insurance proceeds and incurred $8.8 million of rehabilitation expenses. The net proceeds of $11.7 million have been reported on a separate line in the Consolidated Statements of Income. In April 1999, the Company received $17.5 million of additional insurance proceeds. The Company continues to pursue recovery under various insurance policies for losses sustained. Future insurance proceeds, net of rehabilitation costs will continue to be reported separately.

    Other expense--net consists primarily of minority interest expense and gains and losses on the sale of property.

    Interest expense for the first quarter of 1999 increased to $21.6 million from $14.7 million during the first quarter of 1998. The increase was primarily due to higher average debt levels resulting from the acquisition of businesses during the latter part of 1998 as well as repurchases of the Company's common shares.

    The Company has assessed the effect of Year 2000 issues on its information technology, including computer hardware, software and embedded chip technology. Remediation has been completed at the majority of the Company's operating units with most of the remaining operating units currently undergoing tests of remediated systems and software. The Company has identified certain specific upgrade projects and personal computer replacements that will be completed by June 1999. Remediation efforts related to companies acquired during 1998 and Honduran operating units impacted by Hurricane Mitch are also scheduled to be completed by June 1999. All other remediation work was completed as of January 2, 1999. The Company is also in the process of confirming Year 2000 compliance with key vendors and service providers including suppliers of embedded chip technology. Once completed, the Company will develop a contingency plan related to its key vendors and service providers. Based on work performed to date, the Company believes that the total cost to remediate will not be material to its results of operations, liquidity or capital resources.

    The preceding discussion contains forward-looking statements regarding the Company's timetable for solving its year 2000 issues, costs to remediate and the ultimate impact on its finances, which involve a number of risks and uncertainties. The potential risks and uncertainties that could cause actual results to differ materially include: the continuing availability of key information technology personnel and consultants, the ability of third parties to complete their own year 2000 remediations on time, unforeseen responses by the public to the perceived situation and, if necessary, the ability of the Company to identify and implement contingency plans.

    The European Union ("EU") banana regulations, which impose quotas and tariffs on bananas, remained in full effect during the first quarter of 1999. On April 6, 1999, the World Trade Organization ("WTO") ruled that the United States could impose tariffs on up to $191.4 million of EU exports. The EU has responded by stating that it will propose changes to its rules on banana imports. The net impact of the WTO ruling and future changes to EU import regulations on the Company's future results of operations is not determinable at this time.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Company is assessing the impact of accounting for derivative instruments in accordance with SFAS 133. The Company's derivative transactions are currently limited to hedging of certain foreign currency denominated purchase commitments. The Company will adopt the statement during the first quarter of 2000. Such adoption is not expected to have a material impact on the Company's financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow used in operating activities increased slightly to $47.5 million during the first quarter of 1999 from $41.3 million for the same period of 1998. The increase was primarily due to seasonal working capital requirements in the Chilean fruit and fresh-cut flower businesses. In addition, product inventory levels in the processed pineapple business began to recover from drought conditions experienced during the second half of 1998. During the first quarter of 1998, the Company made a payment to the Internal Revenue Service related to prior years' audits.

    Capital expenditures of $30.5 million for the first quarter of 1999 were for the acquisition and improvement of productive assets as well as for the replacement or rehabilitation of assets destroyed or damaged by Hurricane Mitch.

    During the first quarter of 1999, the Company increased its ownership in the Honduran beverage business and acquired banana production operations in South America, which totaled $18.6 million. These transactions were funded by debt.

    In February 1999, the Company increased the number of common shares authorized under its repurchase program to 8.3 million shares. During January and February 1999, the Company repurchased 2,271,000 of its common shares for $67.6 million, which was funded by debt. Approximately 4.5 million shares remain authorized for repurchase under the Company's stock repurchase program after these transactions.

    As of March 27, 1999 the Company had $202.1 million outstanding under its $400 million, 5-year revolving credit facility. In addition, the Company had borrowings outstanding under uncommitted lines of credit totaling $27.2 million.

    The Company's total debt increased to $1.32 billion as of March 27, 1999 from $1.15 billion at the end of 1998 primarily to fund seasonal working capital requirements, repurchases of the Company's common shares, capital additions, and acquisitions and investments made during the first quarter of 1999. Additionally, the Company's share repurchases during the first quarter of 1999 decreased paid-in capital. As a result, the Company's net debt to net debt and equity ratio increased from 64% at January 2, 1999 to 69% as of March 27, 1999.

    This filing contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. The potential risks and uncertainties that could cause the Company's actual results to differ materially from those expressed or implied herein include weather-related phenomena; market responses to industry volume pressures; economic crises in developing countries; quotas, tariffs and other governmental actions; changes in currency exchange rates; product supply and pricing; and computer conversion and Year 2000 issues.

                                    PART II.

                               OTHER INFORMATION

                            DOLE FOOD COMPANY, INC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS:

EXHIBIT NO.                                                                                PAGE NUMBER
-----------                                                                               -------------
    27       Financial data schedule....................................................           13

    (b) No reports on Form 8-K were filed
       during the quarter ended March 27, 1999

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DOLE FOOD COMPANY, INC.
                                Registrant

                                By              /s/ JAMES A. DYKSTRA
                                     -----------------------------------------
                                                  James A. Dykstra
May 11, 1999                          CONTROLLER AND CHIEF ACCOUNTING OFFICER