Form 10-Q
period 1999-06-19
DOLE FOOD COMPANY INC
filed 1999-08-03
CIK 18169

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 19, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-4455

                            ------------------------

                            DOLE FOOD COMPANY, INC.

             (Exact name of registrant as specified in its charter)

          HAWAII                99-0035300
      (State or other          (IRS Employer
      jurisdiction of         Identification
     incorporation or              No.)
       organization)

                             31365 OAK CREST DRIVE
                       WESTLAKE VILLAGE, CALIFORNIA 91361
             (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (818) 879-6600

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                   SHARES OUTSTANDING AT JULY 30, 1999
- ----------------------------------  ----------------------------------------
    Common Stock, No Par Value                     57,050,178

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            DOLE FOOD COMPANY, INC.

                                     INDEX

PART I.  FINANCIAL INFORMATION

                                                                                                           PAGE
                                                                                                          NUMBER
                                                                                                         ---------
    ITEM 1.      FINANCIAL STATEMENTS

                                                                                                                 3
                 Consolidated Statements of Income--quarters and half years ended June 19, 1999 and
                 June 20, 1998.........................................................................

                                                                                                                 5
                 Consolidated Balance Sheets--June 19, 1999 and January 2, 1999........................

                                                                                                                 6
                 Consolidated Statements of Cash Flows--half years ended June 19, 1999 and June 20,
                 1998..................................................................................

                                                                                                                 7
                 Notes to Consolidated Financial Statements............................................

    ITEM 2.      Management's Discussion and Analysis of Financial Condition and Results of                     10
                 Operations............................................................................

PART II.  OTHER INFORMATION

    ITEM 4.      Submission of Matters to a Vote of Security Holders.....................................       13

    ITEM 6.      Exhibits and Reports on Form 8-K........................................................       13

                 Signatures..............................................................................       14

                                    PART I.

                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS
                            DOLE FOOD COMPANY, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                      (IN 000S, EXCEPT PER SHARE AMOUNTS)

                                                                                              QUARTER ENDED
                                                                                       ---------------------------
                                                                                         JUNE 19,       JUNE 20,
                                                                                           1999           1998
                                                                                       -------------  ------------
Revenue..............................................................................  $   1,316,556  $  1,163,986
Cost of products sold................................................................     (1,137,437)     (955,788)
                                                                                       -------------  ------------
  Gross margin.......................................................................        179,119       208,198

Selling, marketing and administrative expenses.......................................       (114,125)      (93,412)
Hurricane Mitch insurance--net.......................................................         14,839            --
                                                                                       -------------  ------------
  Operating income...................................................................         79,833       114,786

Interest income......................................................................          2,751         1,644
Other expense--net...................................................................           (662)       (1,167)
                                                                                       -------------  ------------
  Earnings before interest and taxes.................................................         81,922       115,263

Interest expense.....................................................................        (21,259)      (15,168)
                                                                                       -------------  ------------
  Income before income taxes.........................................................         60,663       100,095

Income taxes.........................................................................        (13,300)      (18,000)
                                                                                       -------------  ------------

  Net income.........................................................................  $      47,363  $     82,095
                                                                                       -------------  ------------
                                                                                       -------------  ------------

Net income per common share
  Basic..............................................................................  $        0.83  $       1.36
  Diluted............................................................................           0.83          1.35
                                                                                       -------------  ------------
                                                                                       -------------  ------------

Diluted average number of common shares outstanding..................................         57,223        60,894
                                                                                       -------------  ------------
                                                                                       -------------  ------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            DOLE FOOD COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                      (IN 000S, EXCEPT PER SHARE AMOUNTS)

                                                                                            HALF YEAR ENDED
                                                                                      ----------------------------
                                                                                        JUNE 19,       JUNE 20,
                                                                                          1999           1998
                                                                                      -------------  -------------
Revenue.............................................................................  $   2,504,991  $   2,175,970
Cost of products sold...............................................................     (2,161,084)    (1,828,751)
                                                                                      -------------  -------------
  Gross margin......................................................................        343,907        347,219

Selling, marketing and administrative expenses......................................       (222,759)      (190,726)
Hurricane Mitch insurance--net......................................................         26,515             --
                                                                                      -------------  -------------
  Operating income..................................................................        147,663        156,493

Interest income.....................................................................          5,296          3,331
Other expense--net..................................................................         (1,051)        (2,100)
                                                                                      -------------  -------------
  Earnings before interest and taxes................................................        151,908        157,724

Interest expense....................................................................        (42,834)       (29,868)
                                                                                      -------------  -------------
  Income before income taxes........................................................        109,074        127,856

Income taxes........................................................................        (24,000)       (23,000)
                                                                                      -------------  -------------

  Net income........................................................................  $      85,074  $     104,856
                                                                                      -------------  -------------
                                                                                      -------------  -------------

Net income per common share
  Basic.............................................................................  $        1.48  $        1.74
  Diluted...........................................................................           1.48           1.72
                                                                                      -------------  -------------
                                                                                      -------------  -------------

Diluted average number of common shares outstanding.................................         57,537         60,865
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            DOLE FOOD COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                   (IN 000S)

                                                                                          JUNE 19,     JANUARY 2,
                                                                                            1999          1999
                                                                                        ------------  ------------
                                                                                        (UNAUDITED)    (AUDITED)
CURRENT ASSETS
  Cash and short-term investments.....................................................  $     65,053  $     35,352
  Receivables--net....................................................................       653,111       616,579
  Inventories
    Finished products.................................................................       190,950       168,423
    Raw materials and work in progress................................................       135,047       156,623
    Growing crops.....................................................................        44,774        47,676
    Operating supplies and other......................................................       114,567       102,802
                                                                                        ------------  ------------
                                                                                             485,338       475,524

  Prepaid expenses....................................................................        48,778        43,200
                                                                                        ------------  ------------
    Total current assets..............................................................     1,252,280     1,170,655
Investments...........................................................................        76,577        71,923
Property, plant and equipment--net....................................................     1,104,790     1,102,285
Goodwill--net.........................................................................       298,394       277,962
Other assets..........................................................................       267,303       292,228
                                                                                        ------------  ------------
    TOTAL ASSETS......................................................................  $  2,999,344  $  2,915,053
                                                                                        ------------  ------------
                                                                                        ------------  ------------
CURRENT LIABILITIES
  Notes payable.......................................................................  $     20,465  $     29,637
  Current portion of long-term debt...................................................         4,889         6,451
  Accounts payable and accrued liabilities............................................       794,992       768,790
                                                                                        ------------  ------------
    Total current liabilities.........................................................       820,346       804,878

Long-term debt........................................................................     1,194,854     1,116,422
Other long-term liabilities...........................................................       319,709       314,527
Minority interests....................................................................        52,763        57,394

Commitments and contingencies

Common shareholders' equity
  Common stock........................................................................       317,693       319,937
  Additional paid-in capital..........................................................        79,886       144,515
  Retained earnings...................................................................       321,126       247,508
  Accumulated other comprehensive loss................................................      (107,033)      (90,128)
                                                                                        ------------  ------------
    Total common shareholders' equity.................................................       611,672       621,832
                                                                                        ------------  ------------
    TOTAL LIABILITIES AND EQUITY......................................................  $  2,999,344  $  2,915,053
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            DOLE FOOD COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                   (IN 000S)

                                                                                               HALF YEAR ENDED
                                                                                           -----------------------
                                                                                            JUNE 19,    JUNE 20,
                                                                                              1999        1998
                                                                                           ----------  -----------
OPERATING ACTIVITIES
  Net income.............................................................................  $   85,074  $   104,856
  Adjustments to net income
    Depreciation and amortization........................................................      58,236       51,769
    Provision for deferred income taxes..................................................      13,169       11,767
    Hurricane Mitch insurance proceeds...................................................     (38,331)          --
    Other................................................................................      (2,080)       3,013
  Change in operating assets and liabilities,
    net of effects from acquisitions and non-cash transactions
    Receivables--net.....................................................................     (70,677)     (52,798)
    Inventories..........................................................................     (15,140)      28,658
    Prepaid expenses and other assets....................................................     (36,485)      (8,233)
    Accounts payable and accrued liabilities.............................................      62,866        3,527
    Internal Revenue Service refund (payment) related to prior years' audits.............      14,550      (17,145)
    Other................................................................................       9,379      (19,722)
                                                                                           ----------  -----------
  Cash flow provided by operating activities.............................................      80,561      105,692
                                                                                           ----------  -----------
INVESTING ACTIVITIES
  Proceeds from sales of assets..........................................................       3,613        4,019
  Capital additions......................................................................     (55,631)     (40,015)
  Purchases of investments and acquisitions, net of cash acquired........................     (18,792)     (73,262)
  Hurricane Mitch insurance proceeds.....................................................      38,331           --
                                                                                           ----------  -----------
  Cash flow used in investing activities.................................................     (32,479)    (109,258)
                                                                                           ----------  -----------
FINANCING ACTIVITIES
  Short-term debt repayments--net........................................................     (23,605)      (3,338)
  Long-term borrowings--net..............................................................      83,552       11,670
  Cash dividends paid....................................................................     (11,455)     (12,059)
  Issuance of common stock...............................................................         717        9,349
  Repurchase of common stock.............................................................     (67,590)        (494)
                                                                                           ----------  -----------
  Cash flow provided by (used in) financing activities...................................     (18,381)       5,128
                                                                                           ----------  -----------
Increase in cash and short-term investments..............................................      29,701        1,562
Cash and short-term investments at beginning of period...................................      35,352       31,202
                                                                                           ----------  -----------
Cash and short-term investments at end of period.........................................  $   65,053  $    32,764
                                                                                           ----------  -----------
                                                                                           ----------  -----------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            DOLE FOOD COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

    1. In the opinion of management, the accompanying unaudited consolidated financial statements of Dole Food Company, Inc. (the "Company") include all adjustments necessary to present fairly its financial position as of June 19, 1999 and January 2, 1999 (audited), its results of operations for the quarters and half years ended June 19, 1999 and June 20, 1998 and its cash flows for the half years then ended. For additional information, refer to the notes to the Company's audited consolidated financial statements for the year ended January 2, 1999.

    Interim results are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full year. The Company's operations are sensitive to a number of factors including weather-related phenomena and their effects on industry volumes, prices, product quality and costs. Operations are also sensitive to fluctuations in currency exchange rates in both sourcing and selling locations. While the Company has historically not attempted to hedge foreign currency fluctuations, it occasionally enters into forward contracts related to specific foreign currency denominated purchase commitments and sales.

    As of June 19, 1999, the Company had contracted to purchase German marks, primarily at fixed exchange rates, to facilitate payment for two German-made refrigerated container vessels at a weighted-average exchange rate of DM 1.81 to $1.00 for a total notional value of $96.7 million. Of the DM 175 million under contract, DM 50 million of contracts carry a variable rate component whereby the contracted exchange rates vary with the spot rate to the extent the spot rate exceeds the initial contracted rates. If the spot rate meets or exceeds DM 2.00 to $1.00 during the lives of the contracts, the exchange rates revert to the initial contracted rates. These contracts will be settled during the fourth quarter of 1999, and as of June 19, 1999, their fair value was approximately $93.8 million.

    Certain prior year amounts have been reclassified to conform with the 1999 presentation.

    2. During the first two quarters of 1999, the Company declared and paid dividends of $11.5 million on its common stock representing two regular quarterly dividends of 10 cents per share. For the same period of 1998, the Company declared dividends of $18.1 million of which $12.1 million were paid. The dividends declared during the first two quarters of 1998 represented regular quarterly dividends of 10 cents per share for the first three quarters of that year.

    3. The Company paid interest of $41.7 million during the first half of 1999 and $29.4 million for the same period of 1998. In the first half of 1999, the Company paid a net amount of $1.0 million for income taxes, which was comprised of $15.6 million of payments offset by $14.6 million of refunds related to the partial settlement of disputed items from prior years' audits. For the same period of 1998, the Company paid $28.8 million of income taxes, of which $17.1 million related to disputed items from prior years' audits.

                            DOLE FOOD COMPANY, INC.

                                  (UNAUDITED)

    4. During the latter part of 1998, the Company acquired and invested in operations in Latin America, North America and Europe. The acquisitions were comprised primarily of the purchases of Sunburst Farms, Inc., Four Farmers, Inc., Finesse Farms, Colombian Carnations, Inc. and their affiliated companies and 60% of the SABA Trading AB Scandinavian distribution business. If the acquisitions had taken place on January 4, 1998, pro forma revenue and net income for the quarter and half year ended June 20, 1998 would have been $1,352.7 million and $83.9 million, and $2,504.1 million and $113.4 million, respectively. Basic and diluted net income per common share for the quarter and half year ended June 20, 1998 would have been $1.39 and $1.38, and $1.88 and $1.86, respectively.

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

    5. The Company recognized comprehensive income which consisted of net income and unrealized foreign currency translation losses as follows (in millions):

                                                                        QUARTER ENDED          HALF YEAR ENDED
                                                                    ----------------------  ----------------------
                                                                     JUNE 19,    JUNE 20,    JUNE 19,    JUNE 20,
                                                                       1999        1998        1999        1998
                                                                    ----------  ----------  ----------  ----------
Net income........................................................  $   47,363  $   82,095  $   85,074  $  104,856
Foreign currency translation loss.................................     (11,242)     (1,814)    (16,905)     (6,242)
                                                                    ----------  ----------  ----------  ----------
Comprehensive income..............................................  $   36,121  $   80,281  $   68,169  $   98,614
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------

    The change in operating assets and liabilities shown in the Consolidated Statements of Cash Flows excludes the effects of foreign currency translation. Such translation reduced assets and liabilities by $65.7 million and $48.8 million, respectively, during the half year ended June 19, 1999 and by $9.4 million and $3.2 million, respectively, during the half year ended June 20, 1998.

    6. The weighted-average number of common shares outstanding used to calculate basic net income per share was 57.1 million and 60.4 million for the quarters ended and 57.4 million and 60.3 million for the half years ended June 19, 1999 and June 20, 1998, respectively.

                            DOLE FOOD COMPANY, INC.

                                  (UNAUDITED)

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

    Management evaluates and monitors segment performance primarily through earnings before interest and taxes (EBIT). Revenue and EBIT for the reportable segments, other operating segments, and corporate and other were as follows (in thousands):

                                                                 QUARTER ENDED              HALF YEAR ENDED
                                                           --------------------------  --------------------------
                                                             JUNE 19,      JUNE 20,      JUNE 19,      JUNE 20,
                                                               1999          1998          1999          1998
                                                           ------------  ------------  ------------  ------------
Revenue
  Fresh fruit............................................  $    864,283  $    772,886  $  1,598,609  $  1,385,515
  Fresh vegetables.......................................       197,212       190,696       409,780       388,604
  Processed foods........................................       193,623       190,457       374,435       383,361
  Fresh-cut flowers......................................        55,373            --       109,762            --
  Other operating segments...............................         6,065         9,947        12,405        18,490
                                                           ------------  ------------  ------------  ------------
                                                           $  1,316,556  $  1,163,986  $  2,504,991  $  2,175,970
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
EBIT
  Fresh fruit............................................  $     28,281  $     85,015  $     59,168  $    112,157
  Fresh vegetables.......................................        18,580        16,618        30,632        27,352
  Processed foods........................................        19,801        21,125        34,254        38,267
  Fresh-cut flowers......................................         5,804            --        15,412            --
  Other operating segments...............................          (205)          233          (636)          414
                                                           ------------  ------------  ------------  ------------
  Reportable segment EBIT................................        72,261       122,991       138,830       178,190
  Corporate and other....................................        (5,178)       (7,728)      (13,437)      (20,466)
  Hurricane Mitch insurance-net..........................        14,839            --        26,515            --
                                                           ------------  ------------  ------------  ------------
                                                           $     81,922  $    115,263  $    151,908  $    157,724
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

    Corporate and other EBIT includes general and administrative costs not allocated to operating segments. Corporate and other EBIT in 1998 includes certain costs related to the reorganization of the European processed pineapple business.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            DOLE FOOD COMPANY, INC.

RESULTS OF OPERATIONS

    Revenue for the first half of 1999 increased 15% to $2,505 million from $2,176 million during the same period of 1998. Revenue for the second quarter of 1999 increased 13% to $1,317 million from $1,164 million for the second quarter of 1998. Revenues increased primarily due to the inclusion of the SABA Trading AB Scandinavian distribution business and the fresh-cut flower businesses acquired during the latter part of 1998. These acquisitions added approximately $320 million and $180 million to revenues for the first half and second quarter of 1999, respectively. For the first half of 1999, revenue from the Company's ongoing operations improved slightly versus the same period of 1998. Growth in the Company's European distribution, North American fresh-cut salad and processed pineapple businesses was offset by decreases in the banana business as a result of significantly weaker pricing in world markets during the second quarter. Weak pricing in the banana business is expected to continue through the third quarter of 1999. Additionally, revenue for the California citrus business decreased as a result of crop damage due to freezing temperatures in California's San Joaquin Valley at the end of 1998.

    Gross margin for the first half of 1999 decreased 1% to $344 million from $347 million for the same period of 1998. Gross margin for the second quarter of 1999 decreased 14% to $179 million from $208 million for the second quarter of 1998. Gross margin decreased primarily due to the effect of weaker second-quarter banana pricing in world markets combined with higher costs in the aftermath of last year's Hurricane Mitch. Gross margin was also negatively impacted by lower revenue in the California citrus business as well as reduced margins in the California almond business, which are not expected to improve in the near term. Growth in the Company's processed pineapple and fresh-cut salad businesses along with increased revenue from operations acquired in the latter half of 1998 partially offset the overall decrease in gross margin.

    Selling, marketing and administrative expenses ("SM&A") for the first half of 1999 increased 17% to $223 million from $191 million for the same period of 1998. SM&A expenses for the second quarter of 1999 increased 22% to $114 million from $93 million for the second quarter of 1998. The increased expenses were largely due to the inclusion of businesses acquired during the latter part of 1998. As a percentage of revenue, SM&A expenses increased only slightly from 8.8% to 8.9% for the first half of 1999 and from 8.0% to 8.7% for the second quarter of 1999. This increase was due to slightly higher costs on lower revenues in the banana business and higher selling costs in the Honduran beverage business due to infrastructure damage from last year's Hurricane Mitch. Marketing expenses were higher in the processed pineapple business due to new product introduction costs and in the fresh-cut salad business due to product introductions and growth in the customer base.

    In the fourth quarter of 1998, the Company took a $100 million charge, net of insurance proceeds received, for damages sustained from Hurricane Mitch. In the first half of 1999, the Company received $38 million of additional insurance proceeds and incurred $12 million of rehabilitation expenses. In the second quarter of 1999, the Company received $18 million of insurance proceeds and incurred $3 million of rehabilitation expenses. The net proceeds of $27 million and $15 million for the first half and second quarter of 1999, respectively, have been reported on a separate line in the Consolidated Statements of Income. The Company continues to pursue recovery under various insurance policies for losses sustained. Future insurance proceeds, net of rehabilitation costs will continue to be reported separately.

    Other expense--net consists primarily of minority interest expense and gains and losses on the sale of property.

    Interest expense for the first half of 1999 increased to $43 million from $30 million for the same period of 1998. For the second quarter of 1999, interest expense increased to $21 million from $15 million for the second quarter of 1998. The increase was primarily due to higher average debt levels resulting from the acquisition of businesses during the latter part of 1998 as well as repurchases of the Company's common shares during the fourth quarter of 1998 and the first quarter of 1999.

    During the first half of 1999, the Company's effective tax rate increased to 22% from 18% during the same period of 1998. The increase was primarily due to income from net insurance proceeds related to last year's Hurricane Mitch.

    The Company has assessed the effect of Year 2000 issues on its information technology, including computer hardware, software, telecommunications and embedded chip technology. Remediation to critical information and operating systems has been completed at the Company's operating units. Certain minor issues with non-critical equipment are still being addressed in several divisions as well as the North American portion of the fresh-cut flower businesses and the SABA Trading AB Scandinavian distribution business, both of which were acquired in the latter part of 1998. The Company expects that it will resolve these issues and complete integrated testing by September 30, 1999. The Company is also in the process of confirming Year 2000 compliance with its critical business partners, including key suppliers and service providers. Contingency plans are being developed related to these critical business partners to reduce, to the extent possible, the risk associated with disruption of the Company's supply chain or critical services. Although the Company is currently on schedule to complete its contingency plans by September 30, 1999, management anticipates this effort will extend into the fourth quarter as additional compliance information is obtained from critical business partners. Based on work performed to date, the Company believes that the total cost of its Year 2000 efforts will not be material to its results of operations, liquidity or capital resources.

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

    The European Union ("EU") banana regulations, which impose quotas and tariffs on bananas, remained in full effect during the first half of 1999. On April 6, 1999, the World Trade Organization ("WTO") ruled that the United States could impose tariffs on up to $191 million of EU exports. The EU has responded by stating that it will propose changes to its rules on banana imports. The net impact of the WTO ruling and future changes to EU import regulations on the Company's future results of operations is not determinable at this time.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS 133 by one year. The Company is assessing the impact of accounting for derivative instruments in accordance with SFAS 133. The Company's derivative transactions are currently limited to hedging of certain foreign currency denominated purchase commitments. Therefore, adoption of SFAS 133 is not expected to have a material impact on the Company's financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow provided by operating activities decreased to $81 million for the first half of 1999 from $106 million for the same period of 1998. The decrease was primarily due to lower earnings as a result of weak second-quarter pricing in the banana business. In addition, working capital requirements increased as product inventory levels in the processed pineapple business began to recover from drought conditions experienced in prior years. During the second quarter of 1999, the Company received a refund from the Internal Revenue Service of $15 million related to the partial settlement of certain disputed items from prior years' audits. During the first quarter of 1998, the Company made a payment of $17 million to the Internal Revenue Service related to disputed items from prior years' audits.

    Capital expenditures of $56 million for the first half of 1999 were for the acquisition and improvement of productive assets, which included $12 million for the replacement or capitalizable repair of assets destroyed or damaged by Hurricane Mitch.

    During the first half of 1999, the Company increased its ownership in its Honduran beverage business and acquired banana production operations in South America, which totaled $19 million.

    In February 1999, the Company increased the number of common shares authorized under its repurchase program to 8.3 million shares. During January and February 1999, the Company repurchased 2,271,000 of its common shares for $68 million, which was funded by debt. Approximately 4.5 million shares remain authorized for repurchase under the Company's stock repurchase program after these transactions.

    As of June 19, 1999 the Company had $65 million outstanding under its $400 million, 5-year revolving credit facility. In addition, the Company had borrowings outstanding under uncommitted lines of credit totaling $78 million.

    The Company's total debt increased to $1.22 billion as of June 19, 1999 from $1.15 billion at the end of 1998 primarily to fund repurchases of the Company's common shares during the first quarter of 1999, which also decreased paid-in capital. As a result, the Company's net debt to net debt and equity ratio increased slightly from 64% at January 2, 1999 to 65% as of June 19, 1999.

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

                                    PART II.
                               OTHER INFORMATION
                            DOLE FOOD COMPANY, INC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Dole Food Company, Inc. held its Annual Meeting of Stockholders (the "Meeting") on May 13, 1999, at which the Company's stockholders: (1) elected the nominated slate of seven directors, each to serve until the next meeting and until his or her successor has been duly elected and qualified: Elaine L. Chao, Mike Curb, David A. DeLorenzo, Richard M. Ferry, James F. Gary, Zoltan Merszei and David H. Murdock, and (2) elected Arthur Andersen LLP as the Company's independent public accountants and auditors for the 1999 fiscal year.

    Holders of record of the Company's common stock as of March 30, 1999 were entitled to vote at the Meeting. On March 30, 1999, there were 57,048,894 shares of common stock outstanding and entitled to vote and 52,428,271 of such shares were represented at the Meeting. Of the shares cast, each of the directors received at least 99.3% in favor of his or her election. The shares cast for each director were as follows: Elaine L. Chao: 52,076,964 for and 351,307 withheld; Mike Curb: 52,092,310 for and 335,961 withheld; David A. DeLorenzo:
52,099,165 for and 329,106 withheld; Richard M. Ferry: 52,103,815 for and 324,456 withheld; James F. Gary: 52,082,349 for and 345,922 withheld; Zoltan
Merszei: 52,082,384 for and 345,887 withheld; and David H. Murdock: 52,074,401 for and 353,870 withheld. With respect to the election of Arthur Andersen LLP, the shares cast were 52,318,639 for, 46,227 shares against and 63,405 shares in abstention.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS:

EXHIBIT
 NO.
- ------
 27    Financial data schedule

    (B) No reports on Form 8-K were filed during the quarter ended June 19, 1999

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DOLE FOOD COMPANY, INC.
                                REGISTRANT

                                By:             /s/ JAMES A. DYKSTRA
                                     -----------------------------------------
                                                  James A. Dykstra
                                                   CONTROLLER AND
August 3, 1999                                CHIEF ACCOUNTING OFFICER