Form 10-Q
period 1999-10-09
DOLE FOOD COMPANY INC
filed 1999-11-23
CIK 18169

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

                 For the quarterly period ended October 9, 1999
                                       OR

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
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class              Shares Outstanding at October 31, 1999
--------------------------    ------------------------------------
Common Stock, No Par Value                 55,835,218

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DOLE FOOD COMPANY, INC.
                                     INDEX

                                                                                   PAGE
                                                                                  NUMBER
                                                                                 --------
PART I.   FINANCIAL INFORMATION

          ITEM 1.  Financial Statements

                   Consolidated Statements of Income--quarters and three
                     quarters ended October 9, 1999 and October 10, 1998.......      3

                   Consolidated Balance Sheets--October 9, 1999 and
                     January 2, 1999...........................................      5

                   Consolidated Statements of Cash Flows--three quarters ended
                     October 9, 1999 and October 10, 1998......................      6

                   Notes to Consolidated Financial Statements..................      7

          ITEM 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.................................     10

PART II.  OTHER INFORMATION

          ITEM 1.  Legal Proceedings...........................................     15

          ITEM 6.  Exhibits and Reports on Form 8-K............................     15

                   Signatures..................................................     16

                                    PART I.
                             FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            DOLE FOOD COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                      (IN 000S, EXCEPT PER SHARE AMOUNTS)

                                                                    QUARTER ENDED
                                                              -------------------------
                                                              OCTOBER 9,    OCTOBER 10,
                                                                 1999          1998
                                                              -----------   -----------
Revenue.....................................................  $ 1,412,098   $ 1,209,794
Cost of products sold.......................................   (1,232,917)   (1,035,312)
                                                              -----------   -----------
  Gross margin..............................................      179,181       174,482

Selling, marketing and administrative expenses..............     (157,732)     (133,981)
Hurricane Mitch rehabilitation expenses.....................       (7,826)           --
                                                              -----------   -----------

  Operating income..........................................       13,623        40,501

Interest income.............................................        3,282         2,321
Other income (expense)--net.................................        1,081        (3,129)
                                                              -----------   -----------
  Earnings before interest and taxes........................       17,986        39,693

Interest expense............................................      (28,182)      (20,731)
                                                              -----------   -----------
  Income (loss) before income taxes.........................      (10,196)       18,962

Income taxes................................................        2,200        (3,400)
                                                              -----------   -----------

  Net income (loss).........................................  $    (7,996)  $    15,562
                                                              ===========   ===========

Net income (loss) per common share
  Basic.....................................................  $     (0.14)  $      0.26
  Diluted...................................................        (0.14)         0.26
                                                              ===========   ===========

Diluted average number of common shares outstanding.........       56,933        60,704
                                                              ===========   ===========

                 See Notes to Consolidated Financial Statements

                            DOLE FOOD COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                      (IN 000S, EXCEPT PER SHARE AMOUNTS)

                                                                THREE QUARTERS ENDED
                                                              -------------------------
                                                              OCTOBER 9,    OCTOBER 10,
                                                                 1999          1998
                                                              -----------   -----------
Revenue.....................................................  $ 3,917,089   $ 3,385,764
Cost of products sold.......................................   (3,394,001)   (2,864,063)
                                                              -----------   -----------
  Gross margin..............................................      523,088       521,701

Selling, marketing and administrative expenses..............     (380,491)     (324,707)
Hurricane Mitch insurance proceeds--net.....................       18,689            --
                                                              -----------   -----------

  Operating income..........................................      161,286       196,994

Interest income.............................................        8,578         5,652
Other income (expense)--net.................................           30        (5,229)
                                                              -----------   -----------
  Earnings before interest and taxes........................      169,894       197,417

Interest expense............................................      (71,016)      (50,599)
                                                              -----------   -----------
  Income before income taxes................................       98,878       146,818

Income taxes................................................      (21,800)      (26,400)
                                                              -----------   -----------

  Net income................................................  $    77,078   $   120,418
                                                              ===========   ===========

Net income per common share
  Basic.....................................................  $      1.35   $      2.00
  Diluted...................................................         1.35          1.98
                                                              ===========   ===========

Diluted average number of common shares outstanding.........       57,270        60,788
                                                              ===========   ===========

                 See Notes to Consolidated Financial Statements

                            DOLE FOOD COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                   (IN 000S)

                                                              OCTOBER 9,    JANUARY 2,
                                                                 1999          1999
                                                              -----------   ----------
                                                              (UNAUDITED)   (AUDITED)
CURRENT ASSETS
  Cash and short-term investments...........................  $   34,503    $   35,352
  Receivables--net..........................................     560,791       616,579
  Inventories
    Finished products.......................................     162,707       168,423
    Raw materials and work in progress......................     150,287       156,623
    Growing crops...........................................      50,211        47,676
    Operating supplies and other............................     126,089       102,802
                                                              ----------    ----------
                                                                 489,294       475,524

  Prepaid expenses..........................................      49,451        43,200
                                                              ----------    ----------
    Total current assets....................................   1,134,039     1,170,655

Investments.................................................      76,611        71,923
Property, plant and equipment--net..........................   1,115,989     1,102,285
Goodwill--net...............................................     295,762       277,962
Other assets................................................     281,963       292,228
                                                              ----------    ----------
    TOTAL ASSETS............................................  $2,904,364    $2,915,053
                                                              ==========    ==========

CURRENT LIABILITIES
  Notes payable.............................................  $   28,849    $   29,637
  Current portion of long-term debt.........................       5,947         6,451
  Accounts payable and accrued liabilities..................     687,093       768,790
                                                              ----------    ----------
    Total current liabilities...............................     721,889       804,878

Long-term debt..............................................   1,239,664     1,116,422
Other long-term liabilities.................................     315,696       314,527
Minority interests..........................................      50,423        57,394

Commitments and contingencies

Common shareholders' equity
  Common stock..............................................     316,478       319,937
  Additional paid-in capital................................      56,796       144,515
  Retained earnings.........................................     307,426       247,508
  Accumulated other comprehensive loss......................    (104,008)      (90,128)
                                                              ----------    ----------
    Total common shareholders' equity.......................     576,692       621,832
                                                              ----------    ----------
    TOTAL LIABILITIES AND EQUITY............................  $2,904,364    $2,915,053
                                                              ==========    ==========

                 See Notes to Consolidated Financial Statements

                            DOLE FOOD COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                   (IN 000S)

                                                                THREE QUARTERS ENDED
                                                              ------------------------
                                                              OCTOBER 9,   OCTOBER 10,
                                                                 1999         1998
                                                              ----------   -----------
OPERATING ACTIVITIES
  Net income................................................  $  77,078     $ 120,418
  Adjustments to net income
    Depreciation and amortization...........................    100,675        88,181
    Provision for deferred income taxes.....................      6,133        10,289
    Hurricane Mitch insurance proceeds......................    (38,331)           --
    Other...................................................     (1,636)         (297)
  Change in operating assets and liabilities,
    net of effects from acquisitions and non-cash
    transactions
    Receivables--net........................................     30,600        32,198
    Inventories.............................................    (16,625)       28,583
    Prepaid expenses and other assets.......................    (27,964)       (4,252)
    Accounts payable and accrued liabilities................    (61,272)      (64,468)
    Internal Revenue Service refund (payment) related to
      prior years' audits...................................     14,550       (17,145)
    Other...................................................       (884)      (16,486)
                                                              ---------     ---------
Cash flow provided by operating activities..................     82,324       177,021
                                                              ---------     ---------

INVESTING ACTIVITIES
  Proceeds from sales of assets.............................      3,406        10,054
  Capital additions.........................................   (100,764)      (97,735)
  Purchases of investments and acquisitions, net of cash
    acquired................................................    (16,747)     (196,329)
  Hurricane Mitch insurance proceeds........................     38,331            --
                                                              ---------     ---------
  Cash flow used in investing activities....................    (75,774)     (284,010)
                                                              ---------     ---------
FINANCING ACTIVITIES
  Short-term debt borrowings (repayments)--net..............     (2,485)        5,061
  Long-term borrowings--net.................................    103,424       273,758
  Cash dividends paid.......................................    (17,160)      (18,103)
  Issuance of common stock..................................        717        10,368
  Repurchase of common stock................................    (91,895)      (42,085)
                                                              ---------     ---------
  Cash flow provided by (used in) financing activities......     (7,399)      228,999
                                                              ---------     ---------
Increase (decrease) in cash and short-term investments......       (849)      122,010
Cash and short-term investments at beginning of period......     35,352        31,202
                                                              ---------     ---------
Cash and short-term investments at end of period............  $  34,503     $ 153,212
                                                              =========     =========

                 See Notes to Consolidated Financial Statements

                            DOLE FOOD COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. In the opinion of management, the accompanying unaudited consolidated financial statements of Dole Food Company, Inc. (the "Company") include all adjustments necessary to present fairly its financial position as of October 9, 1999 and January 2, 1999 (audited), its results of operations for the quarters and three quarters ended October 9, 1999 and October 10, 1998 and its cash flows for the three quarters then ended. For additional information, refer to the notes to the Company's audited consolidated financial statements for the year ended January 2, 1999. Certain prior year amounts have been reclassified to conform with the 1999 presentation.

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

    As of October 9, 1999, the Company had contracted to purchase German marks, primarily at fixed exchange rates. These contracts were originally intended to facilitate payment for two German-made refrigerated container vessels at a weighted-average exchange rate of DM 1.81 to $1.00 for a total notional value of $97.3 million. Of the DM 175 million originally contracted, DM
    50 million of contracts carried a variable rate component whereby the contracted exchange rates varied with the spot rate to the extent the spot rate exceeded the initial contracted rates. If the spot rate would have met or exceeded DM 2.00 to $1.00 during the lives of the contracts, the exchange rates would have reverted to the initial contracted rates. As of the October 9, 1999, the fair value of these contracts was $95.2 million.

2. During the first three quarters of 1999, the Company declared and paid dividends of $17.2 million on its common stock representing three regular quarterly dividends of 10 cents per share. For the same period of 1998, the Company declared dividends of $24.0 million of which $18.1 million were paid. The dividends declared during the first three quarters of 1998 represented regular quarterly dividends of 10 cents per share for the four quarters of that year.

3. The Company paid interest of $69.1 million during the first three quarters of 1999 and $49.9 million for the same period of 1998. For the first three quarters of 1999, the Company paid a net amount of $8.7 million for income taxes, which was comprised of $23.3 million of payments offset by $14.6 million of refunds related to the partial settlement of disputed items from prior years' audits. For the same period of 1998, the Company paid $36.9 million of income taxes, of which $17.1 million related to disputed items from prior years' audits.

                            DOLE FOOD COMPANY, INC.

                                  (UNAUDITED)

4. During the latter part of 1998, the Company acquired and invested in operations in Latin America, North America and Europe. The acquisitions were comprised primarily of the purchases of Sunburst Farms, Inc., Four
    Farmers, Inc., Finesse Farms, Colombian Carnations, Inc. and their affiliated companies and 60% of the Saba Trading AB Scandinavian distribution business. If the acquisitions had taken place on January 4, 1998, pro forma revenue and net income for the quarter and three quarters ended October 10, 1998 would have been $1,372.9 million and $9.3 million, and $3,877.0 million and $122.7 million, respectively. Basic and diluted net income per common share for the quarter ended October 10, 1998 would have been $0.15. Basic and diluted net income per common share for the three quarters ended October 10, 1998 would have been $2.04 and $2.02, respectively.

    These pro forma results of operations have been prepared for comparative purposes only and may not be indicative of the Company's results of operations had the acquisitions occurred on the date indicated or of its future results of operations.

5. The Company recognized comprehensive income which consisted of net income and unrealized foreign currency translation gains (losses) as follows (in thousands):

                                                          QUARTER ENDED           THREE QUARTERS ENDED
                                                     ------------------------   ------------------------
                                                     OCTOBER 9,   OCTOBER 10,   OCTOBER 9,   OCTOBER 10,
                                                        1999         1998          1999         1998
                                                     ----------   -----------   ----------   -----------
    Net income (loss)..............................    $(7,996)     $15,562      $ 77,078      $120,418
    Foreign currency translation gain (loss).......      3,025       11,507       (13,880)        5,265
                                                       -------      -------      --------      --------
    Comprehensive income (loss)....................    $(4,971)     $27,069      $ 63,198      $125,683
                                                       =======      =======      ========      ========

    The change in operating assets and liabilities shown in the Consolidated Statements of Cash Flows excludes the effects of foreign currency translation. Such translation reduced assets and liabilities by $31.2 million and $17.3 million, respectively, during the three quarters ended October 9, 1999 and increased assets and liabilities by $38.6 million and $33.3 million, respectively, during the three quarters ended
    October 10, 1998.

6. The weighted-average number of common shares outstanding used to calculate basic net income per share was 56.9 million and 60.2 million for the quarters ended and 57.2 million and 60.3 million for the three quarters ended October 9, 1999 and October 10, 1998, respectively.

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

    Management evaluates and monitors segment performance primarily through earnings before interest and taxes ("EBIT"). Revenue and EBIT for the reportable segments, other operating segments, and corporate and other were as follows (in thousands):

                                                     QUARTER ENDED           THREE QUARTERS ENDED
                                                ------------------------   ------------------------
                                                OCTOBER 9,   OCTOBER 10,   OCTOBER 9,   OCTOBER 10,
                                                   1999         1998          1999         1998
                                                ----------   -----------   ----------   -----------
    Revenue
      Fresh fruit.............................  $  853,834   $  716,684    $2,452,443   $2,102,197
      Fresh vegetables........................     231,854      210,012       641,634      598,618
      Processed foods.........................     262,136      245,929       636,571      629,288
      Fresh-cut flowers.......................      51,035       26,478       160,797       26,478
      Other operating segments................      13,239       10,691        25,644       29,183
                                                ----------   ----------    ----------   ----------
                                                $1,412,098   $1,209,794    $3,917,089   $3,385,764
                                                ==========   ==========    ==========   ==========

    EBIT
      Fresh fruit.............................  $      316   $   15,382    $   59,484   $  127,539
      Fresh vegetables........................      10,994       13,832        41,626       41,184
      Processed foods.........................      30,385       24,405        64,639       62,672
      Fresh-cut flowers.......................      (9,344)         709         6,068          709
      Other operating segments................       1,189          576           552          990
                                                ----------   ----------    ----------   ----------
      Reportable segment EBIT.................      33,540       54,904       172,369      233,094

      Corporate and other.....................      (7,728)     (15,211)      (21,164)     (35,677)
      Hurricane Mitch insurance proceeds
        (expenses)--net.......................      (7,826)          --        18,689           --
                                                ----------   ----------    ----------   ----------
                                                $   17,986   $   39,693    $  169,894   $  197,417
                                                ==========   ==========    ==========   ==========

    Corporate and other EBIT includes general and administrative costs not allocated to operating segments. Corporate and other EBIT in 1998 includes certain costs related to the reorganization of the European processed pineapple business.

8. Subsequent to the third quarter of 1999, the Company entered into an agreement with a bank to finance the vessels discussed in Note 1 to these financial statements. These vessels will be operated by the Company under an operating lease agreement. As such, early in the fourth quarter of 1999, the currency exchange contracts were terminated resulting in a pretax charge of $1.95 million.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            DOLE FOOD COMPANY, INC.

RESULTS OF OPERATIONS

FRESH FRUIT

    Fresh fruit revenues for the first three quarters of 1999 increased 17% to $2.45 billion from $2.10 billion during the same period of 1998. Revenues for the third quarter of 1999 increased 19% to $854 million from $717 million for the third quarter of 1998. Fresh fruit revenues increased primarily due to the inclusion of the Saba Trading AB Scandinavian distribution business acquired during the fourth quarter of 1998. Higher fresh fruit revenues were partially offset by lower revenues in the banana business due to weak pricing, primarily in the European market. An above-normal allocation of European Union banana import licenses in the second and third quarters of 1999, when combined with high industry production levels, resulted in market oversupply conditions, which drove prices lower. Additionally, low volumes in the California citrus business due to crop losses as a result of last year's freezing temperatures in the San Joaquin valley further offset increased revenues in the segment.

    Earnings before interest and taxes ("EBIT") in the fresh fruit segment for the first three quarters of 1999 decreased 53% to $59.5 million from $127.5 million during the same period of 1998. EBIT for the third quarter of 1999 decreased 98% to $0.3 million from $15.4 million for the third quarter of 1998. Fresh fruit EBIT declined primarily due to the weak banana pricing conditions experienced in the European market during the second and third quarters of 1999 combined with lost volumes in the California citrus business for the first three quarters of 1999. Additionally, during 1999, the Company consolidated the management of its North American sourced fresh product administration and sales operations. One-time consolidation costs during the third quarter of 1999 totaled approximately $6 million and were reported as a component of ongoing operations as incurred. The Company will continue to incur similar consolidation costs through the fourth quarter of 1999.

FRESH VEGETABLES

    Fresh vegetables revenues for the first three quarters of 1999 increased 7% to $642 million from $599 million during the same period of 1998. Revenues for the third quarter of 1999 increased 10% to $232 million from $210 million for the third quarter of 1998. Fresh vegetables revenues increased during the three quarters of 1999 primarily due to category growth in the fresh-cut salads business. Revenues in the North American commodity business were up slightly, as higher volumes were largely offset by a return to more traditional pricing. Commodity pricing was higher during 1998 as a result of the El Nino weather pattern's impact on production levels.

    EBIT in the fresh vegetables segment for the first three quarters of 1999 was largely unchanged, increasing 1% to $41.6 million from $41.2 million during the same period of 1998. EBIT for the third quarter of 1999 decreased 21% to $11.0 million from $13.8 million for the third quarter of 1998. The decrease in third quarter EBIT was largely due to lower pricing in the North American commodity business partially offset by growth in the fresh-cut salads business. Growth in the fresh-cut salads business also resulted in higher marketing expenses during the quarter and three quarters ended October 9, 1999.

PROCESSED FOODS

    Processed foods revenues for the first three quarters of 1999 increased 1% to $637 million from $629 million during the same period of 1998. Revenues for the third quarter of 1999 increased 7% to $262 million from $246 million for the third quarter of 1998. Processed foods revenues increased primarily due to higher volumes in the processed pineapple business, largely in the second and third quarters, as that business began to recover from long-term drought conditions in sourcing locations. Additionally, the successful launch of new products in the North American processed pineapple business contributed to higher third quarter revenues. These higher revenues were partially offset by continued weak pricing in the California almond business. Commodity pricing in the California almond industry declined during the first three quarters of 1999 as a result of significantly higher industry crop levels. This downward trend in pricing experienced during 1999 is not expected to improve in the fourth quarter. Conversely, the Honduran beverage business has shown a steady recovery of volumes lost due to the infrastructure and market impacts of Hurricane Mitch ("Mitch"), which devastated that region during the fourth quarter of 1998. Volumes in the beverage business for the third quarter of 1999 were down only slightly as compared to pre-Mitch levels during the third quarter of 1998.

    EBIT in the processed foods segment for the first three quarters of 1999 increased 3% to $64.6 million from $62.7 million during the same period of 1998. EBIT for the third quarter of 1999 increased 25% to $30.4 million from $24.4 million for the third quarter of 1998. Processed foods EBIT increased primarily due to volume improvements in the processed pineapple business as a combined result of increased supply and the launch of new products in North America. Additionally, the North American processed pineapple business benefited from better-than-anticipated market acceptance of its new products launched during 1999, which resulted in lower inventory reserve requirements. Increased selling and marketing costs associated with the development and launch of these new products partially offset the earnings improvement. Also, improvements in the processed pineapple business were partially offset by the negative impacts of poor pricing in the California almond business.

FRESH-CUT FLOWERS

    Fresh-cut flowers revenues for the first three quarters of 1999 increased to $161 million from $26 million during the same period of 1998. Revenues for the third quarter of 1999 increased to $51 million from $26 million for the third quarter of 1998. Fresh-cut flowers revenues increased due to the acquisitions of businesses comprising the fresh-cut flowers segment during the second half of 1998.

    EBIT in the fresh-cut flowers segment for the first three quarters of 1999 increased to $6.1 million from $0.7 million during the same period of 1998. EBIT for the third quarter of 1999 decreased to $(9.3) million from $0.7 million for the third quarter of 1998. Fresh-cut flowers EBIT for the first three quarters of 1999 increased due to the acquisitions during the second half of 1998. During the second half of 1999, the segment began the process of consolidating the individually acquired operations. Costs associated with this consolidation were reported as a component of ongoing operations as incurred. These costs when combined with weaker pricing in key markets and seasonally low sales in the second half of the year resulted in the EBIT loss for the third quarter of 1999. The Company anticipates further losses in this segment during the fourth quarter of 1999.

    In the fourth quarter of 1998, the Company took a $100 million charge, net of insurance proceeds received, for damages sustained from Hurricane Mitch. As of October 9, 1999 the Company received $38 million of additional insurance proceeds, all of which were received during the first two quarters of the year, and incurred $19 million of rehabilitation expenses for the first three quarters of 1999. In the third quarter of 1999, the Company received no insurance proceeds and incurred $8 million of rehabilitation expenses. The net proceeds of $19 million for the first three quarters of 1999 and rehabilitation expenses of $8 million for third quarter of 1999 have been reported on a separate line in the respective Consolidated Statements of Income. The Company continues to pursue recovery under various insurance policies for losses sustained. Subsequent to the end of the third quarter of 1999, and as of November 23, 1999, the Company received an additional $10 million of insurance proceeds as well as a commitment from its insurance company to receive another $5 million, for a total of $15 million, during the fourth quarter of 1999. Future insurance proceeds, net of rehabilitation expenses, will continue to be reported separately in the Consolidated Statements of Income.

    Other income (expense)--net consists primarily of minority interest expense and gains and losses on the sale of property. Minority interest expense was lower during the first three quarters of 1999, as compared to the first three quarters of 1998, largely due to increased ownership of the Honduran beverage business.

    Interest expense for the first three quarters of 1999 increased to $71 million from $51 million for the same period of 1998. For the third quarter of 1999, interest expense increased to $28 million from $21 million for the third quarter of 1998. The increase was primarily due to higher average debt levels resulting from the acquisition of businesses during the latter part of 1998 as well as repurchases of the Company's common shares late in the third quarter of 1998 and in the first and third quarters of 1999.

    During the first three quarters of 1999, the Company's effective tax rate increased to 22% from 18% during the same period of 1998. The increase was primarily due to income from net insurance proceeds related to last year's Hurricane Mitch.

    The Company has assessed the effect of Year 2000 issues on its information technology, including computer hardware, software, telecommunications and embedded chip technology. Remediation of critical information and operating systems was completed at most of the Company's operating units as of their December 1998 internal target date. Remaining remediation was primarily related to operations acquired by the Company during 1998 as well as Honduran operating units impacted by Mitch. With the exception of certain minor issues related to non-critical equipment at three operating units in North America, this remaining remediation was completed by September 1999. Remediation at the three remaining operating units will be completed in the fourth quarter of 1999. The majority of necessary remediation was accomplished through normal upgrades and replacements of hardware, software and embedded technologies. Based on work performed to date, the Company believes that the total cost of its Year 2000 efforts will not be material to its results of operations, liquidity or capital resources.

    The Company has also completed its process of confirming Year 2000 compliance with its critical business partners, including key suppliers and service providers. Contingency plans have been developed at the majority of the Company's operating units as of its September 30, 1999 internal target date with the few remaining units on target for completion in the fourth quarter of 1999. The Company anticipates that these plans will continue to be updated through the fourth quarter as additional information regarding the Year 2000 readiness of its critical business partners is made available. These contingency plans are specifically related to the Company's critical business partners in an effort to reduce, to the extent possible, the risks associated with disruption of the Company's supply chain or crucial services. Contingency plans include holding extra inventory, documenting manual processes and identifying alternative vendors and suppliers. The most likely worst case scenario that could result from the Year 2000 issue would be the loss of local services such as power and telecommunications in certain regions in which the Company operates. The Company believes it has adequate contingency plans in place to mitigate the impact of these events should they occur.

    The preceding discussion contains forward-looking statements regarding the Company's timetable for solving its Year 2000 issues, costs to remediate and the ultimate impact on its finances, which involve a number of risks and uncertainties. The potential risks and uncertainties that could cause actual results to materially differ from current expectations include: the ability of third parties to complete their own Year 2000 remediations on time; the ability of the Company's key suppliers and service providers to continue to provide these products and services; the ability of the Company to identify and implement contingency plans for non-compliant critical business partners; and unforeseen responses by the public to the perceived situation.

    The European Union ("EU") banana regulations, which impose quotas and tariffs on bananas, remained in full effect during the first three quarters of 1999. On April 6, 1999, the World Trade Organization ("WTO") ruled that the United States could impose tariffs on up to $191 million of EU exports. In response, the EU has expressed its intent to propose a two-stage plan to transition from the current regulatory system of import quotas and licenses to a flat tariff system. Under the plan, the EU would maintain its system of regional import quotas and licenses for approximately five years, during which it would negotiate and finalize a flat tariff system. The net impact of this announced plan, the WTO ruling and any future changes to EU import regulations on the Company's future results of operations is not determinable at this time.

    The Company recently announced that it has undertaken initiatives which are designed to reduce costs, enhance earnings and pay down debt. In its banana operations, the Company has begun to significantly downsize its global operations. This involves closing certain production sites, reducing purchases from independent growers and ceasing operations in Nicaragua and Venezuela. These changes will eliminate over 25 million boxes from the Company's worldwide sourcing and affect nearly 9,000 workers, most of whom are employed by associated producers and independent growers. The downsizing also will affect the Company's shipping operation, where the Company will operate with seven fewer vessels next year, and its marketing operation, where the Company will significantly reduce its sales into the developing markets of the world, especially Russia and Eastern Europe. In Europe, the Company will consolidate its sales and distribution network, closing 15 locations and reducing its staff by over 300 people. The Company has also consolidated all of its North American sourced fresh product administration and sales under one unit in Salinas, California and has closed its fresh fruit offices in Bakersfield, California. In connection with these downsizings and consolidations, the Company expects to take a special charge of $30 million to $40 million in the fourth quarter of 1999.

    The Company further announced it has initiated a review of all its non-core assets or under-performing businesses with an intention to sell or liquidate those that do not meet internal economic return criteria. This initiative is expected to generate approximately $100 million to $200 million over the next 18 months. These receipts will generally be used to pay down debt. Capital expenditures will also be reduced to below current levels of depreciation and amortization.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS 133 by one year. The Company is assessing the impact of accounting for derivative instruments in accordance with SFAS 133. However, adoption of SFAS 133 is not expected to have a material impact on the Company's financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow provided by operating activities decreased to $82 million for the first three quarters of 1999 from $177 million for the same period of 1998. The decrease was primarily due to lower earnings as well as higher working capital requirements as product inventory levels in the processed pineapple business began to recover from drought conditions experienced in prior years and rose due to the addition of new product lines. During the second quarter of 1999, the Company received a refund from the Internal Revenue Service of $15 million related to the partial settlement of certain disputed items from prior years' audits. During the first quarter of 1998, the Company made a payment of $17 million to the Internal Revenue Service related to disputed items from prior years' audits.

    Capital expenditures of $101 million for the first three quarters of 1999 were for the acquisition and improvement of productive assets, which included $19 million for the replacement or capitalizable repair of assets destroyed or damaged by Hurricane Mitch.

    During the first part of 1999, the Company increased its ownership in its Honduran beverage business and acquired banana production operations in South America, which totaled $17 million.

    In February 1999, the Company increased the number of common shares authorized under its repurchase program to 8.3 million shares. During January and February 1999, the Company repurchased 2.3 million of its common shares for $68 million. The Company purchased an additional 1.2 million of its common shares for $24 million in October 1999. These share repurchases were funded by debt. Approximately 3.3 million shares remain authorized for repurchase under the Company's stock repurchase program after these transactions.

    As of October 9, 1999 the Company had $140 million outstanding under its $400 million, 5-year revolving credit facility. In addition, the Company had borrowings outstanding under uncommitted lines of credit totaling $48 million.

    The Company's total debt increased to $1.27 billion as of October 9, 1999 from $1.15 billion at the end of 1998 largely as a result of repurchases of its common shares during the first and third quarters of 1999, which also decreased paid-in capital. As a result, the Company's net debt to net debt and equity ratio increased from 64% at January 2, 1999 to 68% as of October 9, 1999.

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

                                    PART II.
                               OTHER INFORMATION
                            DOLE FOOD COMPANY, INC.

ITEM 1.  LEGAL PROCEEDINGS

    In the Company's Form 10-K for the year ended January 2, 1999, the Company described certain lawsuits that had been filed in Texas, Louisiana, Mississippi and Hawaii against some of the manufacturers of a formerly widely used agricultural chemical called DBCP, the Company and several of its competitors. In these lawsuits, a large number of foreign nationals allege personal injuries caused by contact with DBCP. The plaintiffs claim that during the 1960's and 1970's they were employees of Company subsidiaries, competitors and independent local growers. All cases were removed to federal court and most have been dismissed on the grounds that the plantiffs' home countries are the more appropriate forums for the claims. A dismissal motion is pending in one Texas case, and one Louisiana case was remanded to state court. The dismissed cases are on appeal. The Company was recently served with three additional lawsuits in Louisiana. The DBCP manufacturers and Company competitors have reported that they have settled with the majority of the Texas and Louisiana plaintiffs. The Dow Chemical Company, a manufacturer of DBCP, has filed a lawsuit against a Company subsidiary seeking indemnification for settlement and defense costs. In addition, the Company was recently served with a lawsuit filed in Hawaii state court by the Honolulu Board of Water Supply in which the Board seeks damages for alleged DBCP contamination of water wells. As to all such matters, the Company has denied liability and asserted substantial defenses. In the opinion of management, after consultation with outside counsel, the pending lawsuits are not expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

       EXHIBIT
         NO.
---------------------
         27             Financial data schedule

    (b) No reports on Form 8-K were filed during the quarter ended October 9,
1999

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       DOLE FOOD COMPANY, INC.
                                                       REGISTRANT

November 23, 1999                                      By:                /s/ GIL BOROK
                                                            -----------------------------------------
                                                                            Gil Borok
                                                                          CONTROLLER AND
                                                                     CHIEF ACCOUNTING OFFICER