Form 10-K405
period 2000-01-01
DOLE FOOD COMPANY INC
filed 2000-03-31
CIK 18169

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

                   FOR THE FISCAL YEAR ENDED JANUARY 1, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-4455

                            ------------------------

                            DOLE FOOD COMPANY, INC.

             (Exact Name of Registrant as specified in its charter)

            HAWAII                           99-0035300
 (State or other jurisdiction    (IRS Employer Identification No.)
              of
incorporation or organization)

         ONE DOLE DRIVE, WESTLAKE VILLAGE, CALIFORNIA 91362
              (Address of principal executive offices)

       Registrant's telephone number, including area code: (818) 874-4000

          Securities registered pursuant to Section 12(b) of the Act:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                   -----------------------------------------
           Common Stock, No Par Value               New York Stock Exchange, Pacific Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

                            ------------------------

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 2000 was approximately $661,493,825.

    The number of shares of Common Stock outstanding as of March 24, 2000 was 55,844,825.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DOLE FOOD COMPANY, INC.
                                   FORM 10-K
                       FISCAL YEAR ENDED JANUARY 1, 2000

                               TABLE OF CONTENTS

ITEM NUMBER
IN FORM 10-K                                                                             PAGE
------------                                                                        ---------------
                                                 PART I

   1.                 Business....................................................                3

   2.                 Properties..................................................                9

   3.                 Legal Proceedings...........................................               12

   4.                 Submission of Matters to a Vote of Security Holders;
                        Executive Officers of the Registrant......................               12

                                                PART II

   5.                 Market for the Registrant's Common Equity and Related
                        Stockholder Matters.......................................               15

   6.                 Selected Financial Data.....................................               15

   7.                 Management's Discussion and Analysis of Financial Condition
                        and Results of Operations.................................               16

   7A.                Quantitative and Qualitative Disclosures About Market
                        Risk......................................................               23

   8.                 Financial Statements and Supplementary Data.................               25

   9.                 Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure..................................               50

                                                PART III

  10.                 Directors and Executive Officers of the Registrant..........               50

  11.                 Executive Compensation......................................               50

  12.                 Security Ownership of Certain Beneficial Owners and
                        Management................................................               50

  13.                 Certain Relationships and Related Transactions..............               50

                                                PART IV

  14.                 Exhibits, Financial Statement Schedules and Reports on Form
                        8-K.......................................................               51

  (a)                 1.  Financial Statements....................................               51

                      2.  Financial Statement Schedules...........................               51

                      3.  Exhibits................................................               51

  (b)                 Reports on Form 8-K.........................................               53

Signatures..................................................               54

Financial Statement Schedules...............................          F-1-F-2

                                     PART I

ITEM 1. BUSINESS

    Dole Food Company, Inc. was founded in Hawaii in 1851 and was incorporated under the laws of Hawaii in 1894. Unless the context otherwise requires, Dole Food Company, Inc. and its consolidated subsidiaries are referred to herein as the "Company" and "Dole".

    The Company's principal executive offices are located at One Dole Drive, Westlake Village, California 91362, telephone (818) 874-4000. At January 1, 2000, the Company had the equivalent of approximately 59,500 full-time employees worldwide. Dole is the largest producer of fresh fruits, vegetables and fresh-cut flowers in the world and markets a growing line of packaged foods.

    The Company's operations are described below. For detailed financial information with respect to the Company's business and its operations, see the Company's Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, which are included in this report beginning with page 25.

GENERAL

    Dole is engaged in the worldwide sourcing, growing, processing, distributing and marketing of high quality, fresh produce, packaged foods and fresh-cut flowers. Dole provides retail and institutional customers with products which are produced and given added value through research, agricultural assistance and advanced harvesting, processing, packing, cooling, shipping and marketing techniques and which bear the DOLE-Registered Trademark- trademarks.

    Dole is one of the world's largest producers of bananas and pineapples. Dole is also a major marketer of citrus and table grapes worldwide and an industry leader in canned pineapple products, iceberg lettuce, celery, cauliflower, broccoli and in fresh-cut fruits, salads and pre-cut vegetables.

    Dole's products are produced both directly on Company-owned or leased land and through associated producer and independent grower arrangements pursuant to which Dole provides varying degrees of farming, harvesting, packing, storing, shipping, stevedoring and marketing services, as well as financing through advances to growers of certain products. Fresh fruit and vegetable products, almonds, processed pineapple products and fresh-cut flowers are, for the most part, packed and/or processed directly by Dole.

    Dole utilizes product quality, food safety, brand recognition, competitive pricing, effective customer service and consumer marketing programs to enhance its position within the highly competitive food industry. Consumer and institutional recognition of the DOLE-Registered Trademark- trademarks and related brands and the association of these brands with high quality food products contribute significantly to Dole's ability to compete in the markets for fresh fruit and vegetables, packaged foods and dried fruit, nuts and pineapple juice and juice blends. The Company owns these trademarks in the United States, Canada and in other countries in which it conducts business and regards them as important corporate assets with high recognition and acceptance.

    PRODUCTS

    Dole sources, distributes and markets fresh fruit products, including bananas, pineapples, table grapes, apples, pears, stone fruit, oranges, grapefruit, lemons, mangoes, kiwi, tangelos, melons, cherries, strawberries, raspberries and other deciduous, tropical and citrus fruits.

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

    Dole produces and markets processed food products, including sliced, chunk, tidbit and crushed pineapple, tropical fruit salad, mandarin oranges and pineapple juice in cans, and tropical fruits, pineapple tidbits, mixed fruit and diced peaches in single-serve plastic bowls.

    Dole grows, harvests, distributes and markets more than 40 kinds of fresh-cut flowers, including roses, spray roses, carnations, miniature carnations, pompons and standard chrysanthemums, among others.

    Dole's products are marketed through more than 50 direct selling offices in North America, approximately 60 in Europe and 12 in Asia.

    DOLE NORTH AMERICA

    DOLE NORTH AMERICA distributes and markets DOLE-Registered Trademark- fresh fruits and vegetables, and processed food products, including processed pineapple, canned pineapple juices and pineapple juice blend beverages, almonds, raisins, prunes and dates in North America.

    Dole markets bananas and pineapples grown in Latin America, table grapes, stone fruit, apples and pears grown in the United States and Chile, melons grown in Costa Rica and Honduras and citrus fruit grown in the United States, Mexico, South Africa and Spain, as well as other deciduous and tropical fruit grown in the United States, Latin America and Mexico. Fresh pineapple destined for North America is grown by Dole in Hawaii, Costa Rica and Honduras. These products are sold primarily to retail chains and wholesalers, which in turn resell or distribute them to retail food stores.

    Fresh vegetables, as well as packaged salads and other value-added products, marketed by Dole are generally grown under joint growing arrangements with independent growers in California, Arizona and northern and central Mexico. The vegetables are generally field packed and transported to Dole's central cooling and distribution facilities. The products are sold to customers in North America and, to a lesser extent, Asia and Western Europe.

    Almonds are sourced from independent growers and, to a lesser extent, produced by partnerships managed by Dole North America. They are sold in bulk to cereal, confectionery and other food processors and, to a lesser extent, packaged for the retail consumer. They are marketed overseas, primarily in Western Europe and Asia, and domestically. Retail packs of raisins, prunes and dates are processed and packed through co-production arrangements.

    Dole has an agreement with Ice Cream Partners USA, LLC, pursuant to which Dole has licensed to Nestle its rights to market and manufacture processed products in key segments of the frozen novelty business in the United States and Canada, including FRUIT 'N JUICE-Registered Trademark- and SORBET 'N CREAM-Registered Trademark- bars. Dole also markets DOLE-Registered Trademark-canned pineapple juice and pineapple juice blend beverages.
DOLEWHIP-Registered Trademark-, a soft-serve, non-dairy dessert, is manufactured and marketed by Precision Foods, Inc. under license from Dole. In connection with the sale of the majority of its juice business to Tropicana Products, Inc. in May of 1995, Dole granted to Tropicana a royalty-free license to use certain trademarks.

    Dole is the largest grower of fresh-cut flowers in the world and one of the largest importers and marketers of fresh-cut flowers in the United States. Flowers grown in Colombia, Ecuador and Mexico on Company-owned land or through affiliated growers are imported and marketed by Dole primarily to wholesale florists and supermarkets. Dole sells fresh-cut flower arrangements and bouquets directly to retailers and consumers via the internet through its own web site at Flowernet.com, and through web sites operated by third parties.

    DOLE LATIN AMERICA

    DOLE LATIN AMERICA grows and sources from independent growers and transports bananas grown in Colombia, Costa Rica, Ecuador, Guatemala and Honduras for markets principally in North America, Europe, Russia, the Mediterranean and selected Asian markets.

    Fresh pineapples destined for the North American and Western European markets are grown by Dole Latin America on owned plantations in Costa Rica, Ecuador and Honduras and sourced from independent producers in Costa Rica.

    Dole sources table grapes, apples, pears and other deciduous fruit grown in Chile, melons grown in Costa Rica and Honduras, citrus fruit grown in Honduras, and sources mangoes from Brazil, Costa Rica, Ecuador, Guatemala, Honduras and Peru for markets in North America and Western Europe.

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

    DOLE ASIA

    DOLE ASIA sources bananas, fresh pineapples, asparagus, mangoes, papaya and other fruits from the Philippines and transports them to markets principally in Asia, Australasia and the Middle East. It also sources citrus fruit, deciduous fruit, and vegetables, such as asparagus, broccoli, tomatoes, cabbage, and lettuce from North America, Australia, New Zealand, China, Korea, South Africa, Chile and other parts of the world to distribute in Asian markets, primarily Japan. In Japan, Dole also distributes domestically-sourced fruits, vegetables and value-added products such as pre-cut fruits, vegetables and salads.

    Dole operates nine fresh-cut fruit and vegetable distribution centers in Japan through joint ventures with local distributors; the Company also manages additional distribution facilities in the Philippines and Hong Kong. In China, Dole is a participant in a joint venture to build and operate a fruit and vegetable distribution center in Shanghai. The Company also owns a vegetable processing facility in China that will produce value-added vegetable products for the Chinese and Japanese markets.

    Dole's canneries in the Philippines and Thailand process the bulk of the Company's worldwide processed pineapple products, serving markets in North America, Europe and Asia. The pineapples used at these canneries are sourced from a large Company-operated farm and from independent growers in the Philippines and primarily from independent growers in Thailand.

    Snow Dole Co., Ltd., a joint venture of Dole and Snow Brand Milk Products Co., Ltd. of Japan, processes and distributes frozen desserts, canned pineapple and other processed foods in Japan. Dole granted to Snow Brand Milk Products a royalty-free license to use certain trademarks, including
DOLE-Registered Trademark-, in its juice business.

    DOLE EUROPE

    DOLE EUROPE is a major importer of bananas and other fresh fruits, dried fruits, nuts and canned fruits in Europe and the Near East. Dole sources bananas from Latin America, Cameroon, the Ivory Coast, Guadalupe, Martinique, Jamaica and the Canary Islands.

    Dole operates regional banana ripening facilities in France, Italy, Germany, Spain and Belgium. It is a partner in the largest French banana and pineapple producer and is a minority partner in a banana export company in Guadeloupe. The Company is a minority partner with the Jamaican Producer Group (the largest banana producer in Jamaica) in the Jamaican Producers Fruit Distributors Ltd. in the United Kingdom. This banana ripening and fruit distribution company distributes fresh fruits and bananas under the DOLE-Registered Trademark- brand, as well as Jamaican bananas, fruits and vegetables direct to retail stores in the United Kingdom.

    Dole is the majority partner with the Livorno Stevedore Company C.I.L.P., in a major port discharge and distribution facility in the Italian port of Livorno. Dole owns and operates a banana ripening and fresh fruit distribution facility near Istanbul, Turkey.

    Dole owns 60% of Saba Trading AB in Sweden. Saba is Scandinavia's leading importer and distributor of fruit, vegetables and flowers, with imports from more than 60 countries. Saba has a wholly owned subsidiary in the Netherlands which is one of Europe's largest exotic fruit import and distribution companies.

    Dole Europe licenses the DOLE-Registered Trademark- trademark and salad processing technology to Bama Industri A.S., its primary customer for fresh produce in Norway.

    Dole owns 91% of and operates Pascual Hermanos, S.A., a Spanish public company and a major Spanish vegetable and citrus producer and exporter.

    Dole is a major exporter of deciduous and citrus fruit from South Africa to Europe.

    Dole owns and operates a European dried fruit and nut business which sources products from around the world for processing and packaging in France and distribution in France and to other European markets.

    RESEARCH AND DEVELOPMENT

    Dole's research and development programs concentrate on sustaining the productivity of Dole's agricultural lands, food safety, product quality of existing products and the development of new value-added products, as well as agricultural research and packaging design. Agricultural research is directed toward sustaining and improving product yields and product quality by examining and improving agricultural practices in all phases of production (such as development of specifically adapted plant varieties, land preparation, fertilization, cultural practices, pest and disease control, post-harvesting, handling, packing and shipping procedures), and includes on-site technical services and the implementation and monitoring of recommended agricultural practices. Research efforts are also directed towards integrated pest management and biological pest control. Specialized machinery is also developed for various phases of agricultural production and packaging which reduces labor, improves productivity and efficiency and increases product quality. Agricultural research is conducted at field facilities primarily in California, Hawaii, Latin America and Asia.

    WORLDWIDE OPERATIONS

    Dole has significant owned and operated food sourcing and related operations in Chile, Colombia, Costa Rica, Ecuador, Guatemala, Honduras, the Philippines, Thailand and the United States. Dole also sources food products in Algeria, Argentina, Australia, Brazil, Cameroon, Greece, Italy, Ivory Coast, Mexico, New Zealand, Peru, South Africa, Spain, Syria, Tunisia and Turkey. Significant volumes of Dole's fresh fruit and packaged products are marketed in Canada, Western Europe, Japan and the United States, with lesser volumes marketed in Australia, China, Hong Kong, New Zealand, Russia, South Korea, and certain other countries in Asia, Eastern Europe, Scandinavia, the Middle East and Central and South America.

FORWARD LOOKING STATEMENTS

    This filing contains forward looking statements based on current expectations that involve a number of risks and uncertainties. The potential risks and uncertainties that could cause the Company's actual results to differ materially from those expressed or implied herein include weather-related phenomena; market responses to industry volume pressures; product and raw materials supplies and pricing; changes in interest and currency exchange rates; economic crises in developing countries; quotas, tariffs and other governmental actions; and computer conversion and Year 2000 issues.

    TRADE ISSUES

    Dole's foreign operations are subject to risks of expropriation, civil disturbances, political unrest, increases in taxes and other restrictive governmental policies, such as import quotas. Loss of one or more of its foreign operations could have a material adverse effect on Dole's operating results. Dole attempts to maintain a cordial working relationship in each country where it operates. Because Dole's operations are a significant factor in the economies of certain countries, its activities are subject to intense public and governmental scrutiny and may be affected by changes in the status of the host economies, the makeup of the government or even public opinion in a particular country.

    In 1999, the European Union ("EU") changed the licensing system for the EU's Tariff Rate Quota banana regime in response to adverse rulings by the World Trade Organization ("WTO"). This new license system, however, was also found to be discriminatory and the United States and Ecuador were authorized to impose retaliatory sanctions until the EU complies with its WTO obligations. The EU has stated its intention to comply, but has not made the necessary changes to bring its banana import regime into compliance. Discussions are ongoing between the EU, the United States and Ecuador. The net impact of these changes on Dole's future results of operations is not determinable until the details of any new system are known and formalized.

    Exports of Dole's products to certain countries, particularly China, Japan, Russia, South Korea, Taiwan and the Middle East, are subject to various restrictions which may be increased or reduced in response to international economic, currency and political factors, thus affecting Dole's ability to compete in these markets.

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

    COMPETITION AND OTHER FACTORS

    The markets for all of Dole's products are highly competitive. Dole sources products of high quality and seeks to distribute them in worldwide markets on a timely basis. Dole's competitors in the fresh fruit business include a limited number of large international food companies, as well as a large number of smaller independent food companies, grower cooperatives and foreign government-sponsored producers which have intensified competition in recent years. With respect to vegetables, a limited number of grower-shippers in the United States and Mexico supply a significant portion of the domestic fresh vegetable market. However, numerous smaller independent distributors also compete with Dole in the market for fresh vegetables. With respect to processed pineapple, Dole competes against a few large companies, as well as a substantial number of small foreign competitors and independent canners. Dole's citrus and dried fruit and nut products compete in North America primarily against large grower processing and marketing cooperatives with strong brand recognition. With respect to fresh-cut flowers, Dole competes with a limited number of larger companies and many smaller independent suppliers.

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

ITEM 2. PROPERTIES

    The Company maintains executive offices in Westlake Village, California and auxiliary executive offices in Los Angeles, California, both of which are leased from third parties. Dole's various divisions also maintain offices in Orland and Salinas, California, Miami, Florida and Wenatchee, Washington, which are owned by the Company. The Company owns its Latin American regional headquarters building in San Jose, Costa Rica, as well as offices in Bogota/Santa Marta, Colombia and La Ceiba, Honduras. Dole Europe maintains its European headquarters in Paris, France and regional offices in Hamburg, Germany, Brussels, Belgium, Milan, Italy, Stockholm, Sweden and Murcia, Spain, which are leased from third parties. It owns its offices in Madrid, Spain and Rungis, France. Dole Latin America maintains regional offices in Chile and Ecuador which are leased from third parties. Dole Asia maintains offices in Japan, the People's Republic of China, the Philippines, Thailand, Hong Kong and Korea, which are leased from third parties. The inability to renew any of the above office leases by the Company would not have a material adverse effect on the Company's operating results. The Company and each of its subsidiaries believe that their property and equipment are generally well maintained, in good operating condition and adequate for their present needs.

    The following is a description of the Company's significant properties.

    DOLE NORTH AMERICA

    Dole's Hawaii pineapple, papaya and coffee operations for the fresh produce market are located on the island of Oahu and total approximately 8,000 acres, 6,500 of which are owned by the Company and the remainder of which are leased.

    Dole produces citrus on approximately 10,000 acres in the San Joaquin Valley of California owned directly or through partially-owned agricultural partnerships and on substantial additional acreage under management arrangements, as well as through independent growing arrangements. Citrus is packed in five Company-owned packing houses--four in California and one in Florida which is the subject of a contract of sale expected to close before summer.

    Domestic table grapes are sourced from approximately 4,000 acres on four Company-owned vineyards in the San Joaquin Valley. Domestic table grapes are cooled in two Company-owned facilities in the San Joaquin Valley. Dole produces wine grapes on approximately 400 acres and stone fruit on approximately 600 acres of Company-owned property in the San Joaquin Valley.

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

    The Company owns and operates one almond processing and packing plant and three almond receiving and storage facilities, all of which are located in the San Joaquin and Sacramento Valleys. These facilities are expected to be sold or closed in 2000.

    The Company's fresh-cut flowers group generally operates four cooling and distribution facilities in the Miami area, one of which is owned and the remainder leased. It also operates leased facilities in Dallas, Texas and Los Angeles, California.

    DOLE LATIN AMERICA

    Dole produces bananas directly from Company-owned plantations in Costa Rica, Colombia, Ecuador and Honduras as well as through associated producers or independent growing arrangements in those countries and in Guatemala. The Company owns approximately 28,100 acres in Costa Rica, 1,730 acres in Ecuador and 18,420 acres in Honduras. Dole holds a 62% interest in a company which produces bananas on approximately 7,200 acres and operates two corrugated box plants in Colombia, one wholly owned and the other 50% owned by Dole. Dole owns a 50% interest in a Guatemala banana producer which owns or controls approximately 9,600 acres in Guatemala. The Company's Honduran plantations sustained damage in varying degrees of severity as a result of Hurricane Mitch and have required significant rehabilitation which is ongoing.

    Dole also grows pineapple on approximately 6,000 acres of owned land in Honduras and 1,250 acres of owned land in Costa Rica, primarily for the fresh produce market, and owns a juice concentrate plant in Honduras for pineapple and citrus. Dole has recently begun farming approximately 200 acres of owned land in Ecuador for pineapple production.

    Dole produces citrus on approximately 1,030 acres of Company-owned land and operates a grapefruit packing house in Honduras. Coconuts are produced on approximately 1,230 acres of Company-owned land in Honduras, and melons are produced on approximately 1,250 acres in Honduras and 300 acres in Costa Rica.

    Dole grows grapes, stone fruit, kiwi and pears on approximately 4,075 Company-owned acres in Chile. Dole owns and operates 11 packing and cold storage facilities, a corrugated box plant and a wooden box plant in Chile. It also operates a fresh-cut salad plant and a small local fruit distribution company in Chile.

    Dole operates Company-owned corrugated box plants in Chile, Colombia, Costa Rica, Ecuador and Honduras and a value-added vegetable plant in Costa Rica.

    The Company's operations in Honduras include an approximately 93% interest in a beer and soft drink bottling operation, a bottle crown plant, a plastic injection molding facility used primarily for the manufacture of beer and soft drink plastic cases and a sugar mill, as well as a majority interest in an edible oils refinery, a laundry soap factory, a palm oil extraction operation, approximately 10,000 acres of sugar plantation and approximately 3,800 acres of palm oil plantation. These assets sustained damage in varying degrees of severity due to Hurricane Mitch and, for the most part, have been successfully rehabilitated.

    Dole entered into an operating lease agreement for two new hatchcoverless refrigerated container ships, each with a capacity of over 1,000 units, manufactured by Howaldtswerke-Deutsche Werft in 1999--the Dole Chile in November and the Dole Colombia in December. Dole Latin America operates a fleet of seven refrigerated container ships, of which four are Company-owned and three bareboat chartered. In addition, Dole Latin America operates a fleet of nineteen breakbulk refrigerated ships of which two are Company-owned, eight are bareboat chartered and nine long-term time chartered. Dole occasionally charters vessels for short periods on a time or voyage basis as and when required. The Company owns or leases approximately 12,000 refrigerated containers, 4,800 chassis and 3,500 gensets.

    Dole produces flowers on approximately 1,700 acres in Colombia, Ecuador and Mexico. The Company owns and operates packing and cooling facilities at each of its flower farms and leases a facility in Bogota, Colombia for making bouquets.

    DOLE ASIA

    Dole operates a pineapple plantation of approximately 24,000 leased acres in the Philippines. Approximately 17,000 acres of the plantation are leased to Dole by a cooperative of Dole employees that acquired the land pursuant to agrarian reform law. The remaining 7,000 acres are leased from individual land owners. Approximately 5,000 additional acres in the Philippines are farmed pursuant to individual grower contracts. A cannery, freezer, juice concentrate plant, two corrugated box plants, vapor heat treatment plant and can manufacturing plant, each owned by Dole, are located at or near the plantation.

    Dole owns and operates a cannery, can manufacturing plant and juice concentrate plant located in central Thailand and a second multi-fruit cannery in southern Thailand. Through a subsidiary in Thailand controlled by Dole, Dole grows pineapple on approximately 3,900 acres of leased land and purchases additional supplies of pineapple in Thailand on the open market.

    Dole operates nine fresh-cut fruit and vegetable distribution facilities in Japan through joint ventures with local distributors. Two of the distribution centers are located in Tokyo. Through independent growing arrangements, Dole sources products from over 1,200 Japanese farmers. Dole is a majority owner of a produce distribution center in Shanghai, China and owns a vegetable processing facility in China that produces value-added vegetable products for the Chinese and Japanese markets.

    Dole also sources bananas through associated producers or independent growing arrangements in the Philippines. A plastic extruding plant and a box forming plant, both owned by Dole, are located near the plantations.

    DOLE EUROPE

    Dole operates 12 banana ripening and fruit distribution facilities in Sweden, 11 in France, six in Spain, three in Italy, one in Belgium and one in Germany; with the exception of one owned facility in Sweden and one owned facility in Spain, these facilities are leased. The Company also operates one port facility in Gothenburg, Sweden. Dole operates one distribution center in the Netherlands which specializes in the distribution of exotic fruits throughout Europe. The Company has a minority interest in a French company which owns a majority interest in banana and pineapple plantations in Cameroon and the Ivory Coast and has banana producing interests in the Ivory Coast. Dole owns a minority interest in a banana ripening and fruit distribution company with five facilities in the United Kingdom. Dole Europe is the majority owner in a port terminal and distribution facility in Livorno, Italy. The Company owns a banana ripening and fruit distribution facility near Istanbul, Turkey.

    Dole owns and operates three citrus packing houses and three lettuce packing houses in Spain. The Company also owns and operates approximately 520 acres of greenhouses and grows lettuce, tomatoes and citrus fruit on approximately 3,680 acres in Spain. It leases its offices in Murcia, Spain.

    In France, the Company owns a dried fruit and nut processing, packaging and warehousing facility in Vitrolles, a date processing and packing plant in Marseille and a prune processing and packaging plant in Agen.

ITEM 3. LEGAL PROCEEDINGS

    In the Company's Form 10-Q for the quarter ended October 9, 1999, the Company described certain lawsuits that had been filed in Texas, Louisiana, Mississippi and Hawaii against the Company, several of its competitors and some of the manufacturers of a formerly widely used agricultural chemical called DBCP. In these lawsuits, a large number of foreign nationals allege personal injuries caused by contact with DBCP. The plaintiffs claim that during the 1960's and 1970's they were employees of Company subsidiaries, competitors and independent local growers. All cases were removed to federal court and most have been dismissed on the grounds that the plaintiffs' home countries are the more appropriate forums for the claims. A dismissal motion is pending in one Texas case, and one Louisiana case was remanded to state court. The dismissed cases are on appeal. The Company was also served with three additional lawsuits in Louisiana, each of which was also removed to federal court. The DBCP manufacturers and Company competitors have reported that they have settled with the majority of the Texas and Louisiana plaintiffs and the Company has effected settlements with certain individuals. The Dow Chemical Company, a manufacturer of DBCP, has filed a lawsuit against a Company subsidiary seeking indemnification for settlement and defense costs. In addition, the Company was served with two lawsuits filed in Hawaii state court, one by the Honolulu Board of Water Supply and the other by local residents, in which the plaintiffs seek damages caused by alleged contamination of water wells. As to all such matters, the Company has denied liability and asserted substantial defenses. In the opinion of management, after consultation with outside counsel, the pending lawsuits are not expected to have a material adverse effect on the Company's financial position or results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the quarter ended January 1, 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    Below is a list of the names and ages of all executive officers of the Company as of March 24, 2000 indicating their positions with the Company and their principal occupations during the past five years. The current terms of the executive officers will expire at the next organizational meeting of the Company's Board of Directors or at such time as their successors are elected.

                                                 POSITIONS WITH THE COMPANY AND SUBSIDIARIES
NAME AND                         AGE                  AND FIVE-YEAR EMPLOYMENT HISTORY
--------                       --------   ---------------------------------------------------------
David H. Murdock.............    (76)     Chairman of the Board, Chief Executive Officer and
                                          Director of the Company since July 1985. Chairman of the
                                          Board, Chief Executive Officer and Director of Castle &
                                          Cooke, Inc. since October 1995. Since June 1982, Chairman
                                          of the Board and Chief Executive Officer of Flexi-Van
                                          Leasing, Inc., a Delaware corporation wholly-owned by Mr.
                                          Murdock. Sole owner and developer of the Sherwood Country
                                          Club in Ventura County, California, and numerous other
                                          real estate developments; also sole stockholder of
                                          numerous corporations engaged in a variety of business
                                          ventures and in the manufacture of textile-related
                                          products and industrial and building products.

                                                 POSITIONS WITH THE COMPANY AND SUBSIDIARIES
NAME AND                         AGE                  AND FIVE-YEAR EMPLOYMENT HISTORY
--------                       --------   ---------------------------------------------------------
David A. DeLorenzo...........    (53)     President and Chief Operating Officer of the Company
                                          since March 1996. President of Dole Food
                                          Company-International from September 1993 to March 1996.
                                          Executive Vice President of the Company from July 1990 to
                                          March 1996. Director of the Company since February 1991.
                                          President of Dole Fresh Fruit Company from September 1986
                                          to June 1992.

Gil Borok....................    (32)     Controller and Chief Accounting Officer of the Company
                                          since August 1999. Assistant Controller of the Company
                                          from August 1998 to August 1999. Manager of Corporate
                                          Reporting for the Company from December 1997 to August
                                          1998. Manager, Arthur Andersen LLP from May 1997 to
                                          December 1997. Senior Accountant, Arthur Andersen LLP
                                          from December 1994 to May 1997.

Michael J. Cavallero.........    (53)     Vice President of Sales and Marketing for Dole Fresh
                                          Fruit Company since May 1992. Vice President of Sales for
                                          Dole Fresh Vegetables from August 1986 to May 1992.

George R. Horne..............    (62)     Vice President--Human Resources of Dole since February
                                          1986. Vice President of the Company since October 1982.

Kenneth J. Kay...............    (44)     Vice President and Chief Financial Officer of the Company
                                          since December 1999. Executive Vice President and Chief
                                          Financial Officer for the Consumer Products Group of
                                          Universal Studios, Inc. from December 1997 to December
                                          1999. Senior Vice President and Chief Financial Officer
                                          of Playmates, Inc. from 1996 to 1997. Chief Financial
                                          Officer and Senior Vice President for Finance and
                                          Administration of Systemed, Inc. from 1994 to 1996.

Lawrence A. Kern.............    (52)     President of Dole Fresh Vegetables, Inc. since January
                                          2000 and from January 1993 to December 1999. President
                                          and Chief Operating Officer of Apio, Inc. from December
                                          1999 to January 2000.

Patrick A. Nielson...........    (49)     Vice President--International Legal and Regulatory
                                          Affairs of the Company since October 1995. Vice President
                                          and General Counsel--Food Operations of the Company from
                                          May 1994 to October 1995. General Counsel--Food
                                          Operations of the Company from July 1991 to May 1994.
                                          Vice President and General Counsel of Dole Fresh Fruit
                                          Company from November 1983 to July 1991.

Peter M. Nolan...............    (57)     President of Dole North America Operations since January
                                          2000. President of Dole Packaged Foods Company since
                                          February 1995. Senior Vice President, Sales and Marketing
                                          of Dole Packaged Foods from August 1994 to February 1995.
                                          Senior Vice President, Sales and Marketing for Dole Fresh
                                          Fruit and Vegetables, North America Division, from
                                          October 1992 to August 1994.

                                                 POSITIONS WITH THE COMPANY AND SUBSIDIARIES
NAME AND                         AGE                  AND FIVE-YEAR EMPLOYMENT HISTORY
--------                       --------   ---------------------------------------------------------
Beth Potillo.................    (40)     Treasurer of the Company since November 1998. Assistant
                                          Treasurer of the Company from July 1997 to November 1998.
                                          Manager of Corporate Finance from July 1995 to July 1997.
                                          Manager of Financial Planning from January 1995 to July
                                          1995.

Roberta Wieman...............    (55)     Vice President of the Company since February 1995.
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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    The Company's Common Stock is traded on the New York Stock Exchange and the Pacific Exchange. As of March 24, 2000, there were approximately 10,842 holders of record of the Company's Common Stock.

    Additional information required by Item 5 is included on page 50.

    The Company has declared a dividend of $0.40 per share of Common Stock for each of the years 1999 and 1998, equal to $22,744,000 and $24,027,000, respectively.

ITEM 6. SELECTED FINANCIAL DATA

(IN MILLIONS, EXCEPT PER-SHARE DATA)                            1999       1998       1997       1996       1995
------------------------------------                          --------   --------   --------   --------   --------
Revenue.....................................................   $5,061     $4,424     $4,336     $3,840     $3,804
Cost of products sold.......................................    4,383      3,786      3,692      3,256      3,218
                                                               ------     ------     ------     ------     ------
  Gross margin..............................................      678        638        644        584        586
Selling, marketing, and administrative expenses.............      518        433        400        370        393
Business downsizing charges.................................       48         --         --         50         --
Hurricane Mitch charge (insurance proceeds)--net............      (28)       100         --         --         --
Citrus charge...............................................       --         20         --         --         --
                                                               ------     ------     ------     ------     ------
  Operating income..........................................      140         85        244        164        193
Interest expense--net.......................................      (82)       (60)       (57)       (60)       (74)
Net gain on assets sold or held for disposal................       --         --         --         --         62
Other income (expense)--net.................................        4         (8)         8          5         (5)
                                                               ------     ------     ------     ------     ------
  Income from continuing operations before income taxes.....       62         17        195        109        176
Income taxes................................................      (13)        (5)       (35)       (20)       (56)
                                                               ------     ------     ------     ------     ------
  Net income from continuing operations.....................       49         12        160         89        120
Net income (loss) from discontinued operations..............       --         --         --         --        (97)
                                                               ------     ------     ------     ------     ------
  Net income................................................       49         12        160         89         23
                                                               ======     ======     ======     ======     ======
Diluted net income (loss) per common share:
  Continuing operations.....................................   $ 0.85     $ 0.20     $ 2.65     $ 1.47     $ 2.00
  Discontinued operations...................................       --         --         --         --      (1.61)
                                                               ------     ------     ------     ------     ------
  Net income................................................     0.85       0.20       2.65       1.47       0.39
                                                               ======     ======     ======     ======     ======
Other statistics:
  Working capital...........................................   $  381     $  366     $  407     $  464     $  480
  Total assets..............................................    3,034      2,915      2,464      2,487      2,442
  Long-term debt............................................    1,286      1,116        755        904        896
  Total debt................................................    1,325      1,153        768        926        920
  Common shareholders' equity...............................      532        622        666        550        508
  Annual cash dividends per common share....................     0.40       0.40       0.40       0.40       0.40
  Capital additions for continuing operations...............      158        150        129        110         90
  Depreciation and amortization from continuing
    operations..............................................      132        122        112        111        113
                                                               ------     ------     ------     ------     ------

------------------------

Note: Hurricane Mitch charge (insurance proceeds)--net includes rehabilitation expenses of $25 million and $14 million and insurance proceeds of $53 million and $23 million, respectively, in 1999 and 1998. For further details related to special charges, see Note 4 to Item 8 of this filing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    OVERVIEW: 1999 was a year of recovery and consolidation for the Company, whereby its operating results and financial position were negatively impacted by the following factors:

    - the loss of product volumes as a result of weather-related phenomena in the fourth quarter of 1998,

    - market oversupply conditions in the banana industry, especially in the European market,

    - integration and consolidation costs in the Company's fresh-cut flowers and North American-sourced fresh produce businesses.

    In the fourth quarter of 1998, Hurricane Mitch ("Mitch") devastated the Republic of Honduras and the neighboring countries of Guatemala and Nicaragua. Mitch caused severe damage to the Company's general agricultural and distribution infrastructure at both its Honduran banana and beverage operations. As a result of losses sustained, the Company recorded a $100 million charge against operating income in that quarter, net of $23 million of insurance proceeds received. During 1999, the Company received $53 million of additional insurance proceeds, as well as incurred $25 million of additional expenses and $22 million of capital expenditures to rehabilitate selected parts of the affected areas. The Company continues to pursue further recovery under its insurance policies for losses sustained. The Mitch charge, insurance proceeds and rehabilitation expenses have been presented on a separate line in the Consolidated Statements of Income. Future insurance recoveries will continue to be reported on a separate line in the Consolidated Statements of Income. Future rehabilitation expenses are not expected to be significant.

    Also, in the fourth quarter of 1998, following severe freezing temperatures in California's San Joaquin Valley from December 21 through December 24, 1998, the Company recorded a $20 million charge against operating income in its North American citrus operations primarily related to asset writedowns. Approximately half of the Company's total North American citrus volumes were lost in the freeze, which negatively impacted 1999 earnings by approximately $12 million.

    During 1999, the banana industry continued to experience oversupply conditions and related weaker pricing brought on by the collapse of developing markets in Eastern Europe and increased production in African-Caribbean-Pacific nations. Additionally, changes in the quarterly allocations of banana import licenses and a failure to enforce import quotas in the European Union ("EU") contributed to weaker pricing in that market, especially during the second, third and fourth quarters of 1999.

    Additionally, during 1999, the Company continued to integrate and consolidate its fresh-cut flowers business and consolidated its North American-sourced fresh produce businesses. In May 1999, the Company began consolidating its separately acquired fresh-cut flowers operations into a single operating division, Dole Fresh Flowers. Similarly, the Company consolidated its North American-sourced fresh produce administration and sales activities under one unit headquartered in Salinas, California and closed its fresh fruit offices in Bakersfield, California. Non-recurring costs associated with these consolidations were included as a component of ongoing operations.

    Due largely to oversupply and market conditions in the banana business and market dynamics in certain North American-sourced fresh produce businesses, the Company implemented a plan to downsize certain of its global operations, primarily in its fresh fruit segment, as well as to reduce overall headcount through the initiation of an early retirement program. In its banana operations, the Company has implemented a downsizing of its global capacity. This involves closing certain production sites, terminating contracts with certain independent growers and ceasing operations in Nicaragua and Venezuela. These changes, when complete, will eliminate approximately 17% of the Company's existing banana sourcing capacity. The downsizing will also affect the Company's shipping operation, whereby the Company will operate with seven fewer vessels in 2000, and its marketing operation, whereby the Company will dramatically reduce its sales into the developing markets of the world, especially Russia and Eastern

Europe. The Company is consolidating its sales and distribution network in Europe, closing 15 locations and reducing its staff by over 300 people. In its North American-sourced fresh produce businesses, the Company is currently in negotiations to sell certain assets of its Florida citrus and California almond operations and exit those businesses. As a result of this downsizing and consolidation, the Company recorded a charge of $48 million in the fourth quarter of 1999. Management anticipates that these actions will result in approximately $50 million of annual cost savings as compared to 1999 spending levels.

    In the third quarter of 1999, the Company initiated a review of its non-core assets and under-performing businesses with the intention to sell or liquidate those that fall outside of the Company's future strategic direction or that do not meet internal economic return criteria. This initiative is expected to generate approximately $100 million to $200 million of cash proceeds over the next 18 months. In addition, the Company is considering the sale of its Honduran beverage operations. Proceeds from these activities will primarily be used to pay down debt. The Company expects the capital expenditure level in 2000, excluding expenditures related to Mitch rehabilitation, to approximate 1999 levels of depreciation expense.

    In January 2000, the Company engaged Goldman, Sachs & Co. ("Goldman") to explore strategic alternatives to enhance shareholder value. Goldman has completed its engagement, and as a result, the Board of Directors has concluded that a complete sale of the Company at this time would not result in its shareholders receiving the full intrinsic value of the Company's businesses. In its normal course of activities, the Company will continue to pursue valuation enhancement initiatives, including strategic acquisitions and dispositions, such as the above-mentioned possible sale of its Honduran beverage operations.

    EUROPEAN UNION QUOTA: The EU banana regulations, which impose quotas and tariffs on bananas, remained in effect during 1999 and continue in effect in the early part of 2000. In 1999, the EU changed the licensing system for the EU's Tariff Rate Quota banana regime in response to adverse rulings by the World Trade Organization ("WTO"). However, this new license system was also found to be discriminatory and the United States and Ecuador were authorized to impose retaliatory sanctions until the EU complies with its WTO obligations. The EU has stated its intention to comply, but has not made the necessary changes to bring its banana import regime into compliance. Discussions are ongoing between the EU, the United States and Ecuador. The net impact of these changes on the Company's future results of operations is not determinable until the details of any new system are known and formalized.

    FOREIGN CURRENCIES: The Company distributes its products in more than 90 countries throughout the world. Its international sales are usually transacted in U.S. dollars and major European and Asian currencies. Certain costs are incurred in currencies different from those that are received from the sale of products. While results of operations may be affected by fluctuations in currency exchange rates in both the sourcing and selling locations, the Company has, with minor exceptions, historically not hedged these exposures.

    During 1999, the U.S. dollar strengthened significantly against Euro-based currencies of the EU and weakened significantly against the Japanese yen. On a combined basis, these changes in currency exchange rates positively impacted revenues by approximately $25 million as compared with revenues for 1998. During the first part of 2000, the U.S. dollar has begun to strengthen against the Japanese yen and has continued to strengthen against Euro-based currencies. The impact of changes to these currency exchange rates on 2000 revenues is not determinable at this time. Additionally in 1999, the Company incurred
$22 million of foreign currency translation losses, primarily related to its European operations, which were recognized as a component of accumulated other comprehensive loss in shareholders' equity.

    During the latter part of 1998, the Company had contracted to purchase German marks, primarily at fixed exchange rates. These currency exchange contracts were originally intended to facilitate payment for the purchase of two German-made refrigerated container vessels. In the fourth quarter of 1999, the Company entered into an operating lease agreement with a leasing company for these vessels. As such, in the fourth quarter of 1999, these currency exchange contracts were terminated resulting in a pretax charge to ongoing operations of approximately $2 million.

    NEW ACCOUNTING PRONOUNCEMENTS: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS 133 by one year. The Company is assessing the impact of accounting for derivative instruments in accordance with SFAS 133. However, adoption of SFAS 133 is not expected to have a material impact on the Company's financial condition or results of operations.

    YEAR 2000: During 1998, the Company assessed the effect of Year 2000 ("Y2K") issues on its information technology, including computer hardware, software, telecommunications and embedded chip technologies. Remediation of critical information and operating systems was completed at the Company's operating units prior to December 31, 1999. The majority of necessary remediation was accomplished through normal upgrades and replacements of hardware, software and embedded technologies. The total cost of the Company's Y2K remediation efforts was not material to the Company's results of operations, liquidity or capital resources.

    The Company also completed its process of confirming Y2K compliance with its critical business partners, including key suppliers and service providers. Contingency plans had been developed at the Company's operating units prior to December 31, 1999. These contingency plans were specifically related to the Company's critical business partners in an effort to reduce the risk associated with disruption of the Company's supply chain or crucial services and included holding extra inventory, documenting manual processes and identifying alternative vendors and suppliers. Prior to December 31, 1999, the Company's operating units had purchased additional raw materials and operating supplies inventories, which totaled approximately five percent of seasonally adjusted balances.

    As a result of the Company's Y2K efforts and those of its critical business partners, the Company did not experience any significant disruption of its supply chain or crucial services. Except for the purchase of contingency-related inventories, the Company's spending patterns, cost relationships and cost trends were not materially impacted by its Y2K remediation and contingency planning efforts. As the Company's products are primarily perishable, the Company did not experience significant changes in customer buying patterns or an increase in product returns related to customers' Y2K preparedness efforts. The Company does not anticipate any future disruptions of its supply chain or crucial services. If such disruptions were to occur, the Company would not expect them to have a material impact on its results of operations, liquidity or capital resources.

    The preceding discussion contains forward-looking statements regarding Y2K issues as they relate to the Company. The costs to remediate such issues and their ultimate impact on the Company's finances involve a number of risks and uncertainties. The potential risks and uncertainties that could cause actual results to differ materially from current expectations include the ability of the Company's key suppliers and service providers to continue to provide their products and services as well as the ability of the Company to identify and implement contingency plans for non-compliant critical business partners.

1999 COMPARED WITH 1998

    FRESH FRUIT: Fresh fruit revenues increased 15% to $3.1 billion in 1999 from $2.7 billion in 1998. The increase was primarily due to the inclusion of Saba Trading AB, a Scandinavian distribution business acquired during the fourth quarter of 1998. The aforementioned fresh fruit revenue increases were partially offset by lower revenues in the banana business due to weak pricing, primarily in the European market. Changes in the quarterly allocations of EU banana import licenses, primarily in the second, third and fourth quarters of 1999, combined with high industry production levels resulted in market oversupply conditions and related weaker pricing. During the first part of 2000, banana pricing has improved in most European markets as well as in North America. Also in 1999, low volumes in the California citrus business due to a crop freeze at the end of 1998 further offset increased revenues in this segment.

    Earnings before interest and taxes ("EBIT") in the fresh fruit segment decreased 45% to $61 million in 1999 from $111 million in 1998. Fresh fruit EBIT declined primarily due to weak banana pricing in the European market during the second, third and fourth quarters of 1999, combined with lower volumes in the California citrus business during the year. Also during 1999, the Company consolidated the management of its North American-sourced fresh vegetables and fresh fruit operations. Non-recurring consolidation costs were primarily incurred during the second and third quarters of 1999 and totaled approximately $6 million. These costs were reported as a component of ongoing operations as incurred.

    Management anticipates earnings in this segment will rebound in 2000 to approximate 1998 levels, as costs are reduced through downsizing in the banana business and as California citrus volumes recover and overhead costs are reduced in that business.

    FRESH VEGETABLES: Fresh vegetables revenues increased 6% to $840 million in 1999 from $790 million in 1998. Fresh vegetables revenues increased during 1999 primarily due to continued category growth in the fresh-cut salads business. Revenues in the North American commodity vegetables business were largely unchanged compared to 1998, as higher volumes were offset by a return to more traditional pricing following high pricing during 1998. The increased 1998 pricing was due to the El Nino weather pattern's impact on production levels.

    EBIT in the fresh vegetables segment decreased slightly to $48 million in 1999 from $49 million in 1998. Earnings decreased due to weaker pricing in the commodity vegetables business combined with higher marketing expenses in the fresh-cut salads business related to increased sales volumes. The increase in sales volumes largely offset the aforementioned reductions to operating earnings. Growth in the fresh-cut salads business is expected to continue during 2000, while commodity vegetables pricing is currently anticipated to remain stable at 1999 levels.

    PROCESSED FOODS: Processed foods revenues increased 6% to $883 million in 1999 from $835 million in 1998. Revenues increased primarily due to higher volumes in the processed pineapple business, largely in the second half of 1999, as that business began to recover from long-term drought conditions in sourcing locations. Additionally, the successful launch of new processed pineapple products in the North American market contributed to higher 1999 revenues. Higher revenues in the processed pineapple business were partially offset by continued weak pricing in the California almond business, where pricing declined throughout 1999 as a result of significantly higher industry crop levels. This downward trend in pricing experienced during 1999 is not expected to improve in the long term. Due to this trend and the non-core nature of this business, the Company has entered into negotiations to sell its almond processing plant located in Orland, California and plans to exit the almond processing business.

    The Honduran beverage business has shown a steady recovery of sales volumes lost due to the impact of Mitch in the fourth quarter of 1998, which caused widespread infrastructure damage. Sales volumes during the first half of the year were down from comparative pre-Mitch levels in 1998. By the end of the third quarter of 1999, those volumes had largely recovered.

    EBIT in the processed foods segment increased 9% to $98 million in 1999 from $89 million in 1998. Processed foods EBIT increased primarily due to volume improvements in the processed pineapple business as a combined result of increased supply and the launch of new products in North America in 1999. Additionally, the better-than-anticipated market acceptance of these new products resulted in lower inventory reserve requirements. Increased selling and marketing costs associated with the development and launch of these new products partially offset this earnings improvement, as did the negative impact of poor pricing in the California almond business.

    Processed foods earnings are anticipated to remain flat to slightly down in 2000, as a short-term oversupply condition in the processed pineapple industry is expected to negatively impact earnings.

    FRESH-CUT FLOWERS: Fresh-cut flowers revenues increased to $202 million in 1999 from $67 million in 1998 due to a partial year of sales in 1998. Businesses comprising the fresh-cut flowers segment were acquired during the second half of 1998. Revenues for 1999 were negatively impacted by lower-than-anticipated shipped volumes and by weak pricing in North America and Europe due to high industry supplies.

    EBIT in the fresh-cut flowers segment decreased to a loss of $5 million in 1999 from earnings of $3 million in 1998. During the second half of 1999, the segment began the process of consolidating previously separate operations. Costs associated with this consolidation were reported as a component of ongoing operations as incurred. Additionally, during the second half of the year, certain flower varieties with mature demand characteristics were replaced by newer varieties, which increased costs and reduced shipped volumes during that period. These costs, combined with weaker pricing in key markets, resulted in the EBIT loss for 1999. These businesses will continue to incur incremental costs, as well as increased shipping costs due to higher fuel prices, which will negatively impact 2000 results.

    OTHER INCOME (EXPENSE), NET: Other income (expense) generally consists of minority interest expense and gains and losses on the sales of property. In 1999, other income also included a reduction of certain self-insurance estimates based on an actuarial determination of probable loss. In 1998, other expense also included certain costs related to the reorganization of the Company's European processed pineapple business. These adjustments were reflected in corporate and other EBIT for segment disclosure purposes.

    INTEREST EXPENSE, NET: Interest expense, net of interest income, increased to $82 million in 1999 from $60 million in 1998. This increase was due to higher average debt levels incurred largely to fund the acquisition of businesses during the later part of 1998. Additionally, the Company's repurchases of its common shares late in the third quarter of 1998 and in the first and third quarters of 1999 contributed to higher debt levels.

    INCOME TAXES: The Company's effective tax rate decreased in 1999 from 30% to 22% primarily due to the impact in 1998 of special charges, which were not fully tax benefited. The Company anticipates its effective tax rate for 2000 will be 23% based on the mix of current segment earnings estimates.

1998 COMPARED WITH 1997

    REVENUE: Revenue increased 2% to $4.4 billion in 1998 from $4.3 billion in 1997. The inclusion of the newly acquired fresh-cut flowers businesses and Saba Trading AB toward the end of the year increased revenue by 4% in 1998. Revenue from existing businesses was up slightly after considering a 2% reduction due to the closure of the Company's California dried fruit facility in the second quarter of 1997 and the inclusion of an additional week in fiscal year 1997. While the Company's fresh-cut salads and Honduran beverage businesses had strong growth rates, its processed pineapple business suffered from product supply shortages, and the North American citrus and deciduous fruit businesses had reduced volumes and product quality due to poor weather. Revenues from bananas increased as higher sales in the Company's European distribution businesses, including sales from businesses acquired late in 1997, served to offset decreased import volumes largely due to the closure of the Russian market.

    SELLING, MARKETING AND ADMINISTRATIVE EXPENSES: Selling, marketing and administrative expenses were $434 million or 10% of revenue in 1998 compared to $400 million or 9% of revenue in 1997. The increase resulted from growth in businesses with higher operating cost percentages such as the Honduran beverage, fresh-cut salads and European distribution businesses. At the same time, the banana import business experienced higher receivable write-offs related to the collapse of the Russian market, higher promotional costs as a result of market supply conditions and lower total revenues.

    OPERATING INCOME: Operating income decreased from $244 million in 1997 to $205 million before special charges in 1998. The decrease was largely driven by lower earnings in the Company's banana import business as it was unable to pass on higher El Nino-related costs in the form of higher prices. This was partially offset by improved European distribution earnings. The Company's North American citrus and deciduous operations also had significant declines due to poor weather compared with very strong results in 1997. Operating results improved in the Honduran beverage, processed pineapple, fresh-cut salads and European distribution businesses as well as through the addition of the acquired fresh-cut flowers and Saba Trading AB businesses.

    OTHER INCOME (EXPENSE), NET: Other income (expense) consists primarily of minority interest expense and gains and losses on sales of property. In 1998, other expense also included certain costs related to the reorganization of the Company's European processed pineapple business. In 1997, other income also included larger gains from sales of investments and fixed assets. These adjustments were reflected in corporate and other EBIT for segment disclosure purposes.

    INTEREST EXPENSE, NET: Interest expense, net of interest income, increased to $60 million in 1998 from $57 million in 1997 due to increased debt levels in the second half of the year to fund acquisitions and the repurchase of the Company's common shares.

    INCOME TAXES: The Company's effective tax rate increased in 1998 from 18% to 30% primarily due to the Hurricane Mitch charge, which was not fully tax benefited.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operations, dividend payments and a portion of its capital expenditures were financed by funds generated internally during 1999. Also during 1999, the Company repurchased 3.5 million of its common shares for approximately $92 million. These stock repurchases were funded by debt and, when combined with funding requirements for a portion of 1999 capital expenditures, resulted in a $166 million increase in net debt during the year. Equity decreased by $90 million during 1999 largely due to share repurchases during the year. As a result of higher debt balances combined with lower equity, the Company's percentage of net debt to net debt and equity increased from 64% to 71%. Cash and short-term investments increased from $35 million at January 2, 1999 to $42 million at January 1, 2000.

    Operating activities generated cash flow of $74 million in 1999 compared to $157 million in 1998. The decrease was primarily due to lower net income, excluding the non-cash portion of special charges, in 1999. The decrease was also attributable to higher working capital requirements as product inventory levels in the processed pineapple business began to recover from drought conditions experienced in prior years and rose due to the addition of new product lines. Inventories also increased due to Y2K contingency planning at various operating sites. Additionally, prepaid and other assets increased due to higher long-term agricultural costs in the Company's fresh fruit and fresh-cut flowers segments.

    During the second quarter of 1999, the Company received a refund from the Internal Revenue Service of $15 million related to the partial settlement of certain disputed items from prior years' audits. During the first quarter of 1998, the Company made a payment of $17 million to the Internal Revenue Service related to disputed items from prior years' audits. The Company continues to pursue refunds to settle remaining items from those audits.

    Capital expenditures for the acquisition and improvement of productive assets increased slightly from $150 million in 1998 to $158 million in 1999 and were funded by a combination of operating cash flow and new borrowings. Capital spending in 1999 included approximately $22 million related to the replacement or capitalizable repair of agricultural infrastructure and other property damaged or destroyed by Mitch in the fourth quarter of 1998. Excluding capital spending related to Mitch, capital expenditures decreased $14 million or 9%. The Company expects the capital expenditure level to decrease further in 2000, excluding expenditures related to Mitch rehabilitation, to approximate 1999 levels of depreciation expense.

    During 1999, the Company increased its ownership in its Honduran beverage business and acquired banana production operations in South America. The Company also invested in banana production and distribution operations in Asia and Latin America. The cash purchase price of these acquisitions and investments totaled $17 million, net of cash acquired, and was funded by debt.

    The Company has obligations under various noncancelable operating leases, a significant portion of which have payments based on variable interest rates. In 1999, the Company entered into additional leases, including those related to its new headquarters facility in Westlake Village, California, two new refrigerated container vessels and new refrigerated containers. Late in 1999, the Company terminated certain vessel charters in connection with its business downsizing efforts. Commitments under the Company's noncancelable operating leases will approximate $121 million in 2000.

    The Company has in place a $400 million, five-year revolving credit facility (the "Facility") which matures in 2003. Provisions under the Facility require the Company to comply with certain financial covenants which include a maximum permitted ratio of consolidated debt to net worth and a minimum required fixed charge coverage ratio. As of January 1, 2000, the Company was in compliance with these covenants. As of January 1, 2000 the Company had $180 million outstanding under the Facility. The Company may also borrow under uncommitted lines of credit at rates offered from time to time by various banks that may not be lenders under the Facility. Net borrowings outstanding under the Company's uncommitted lines of credit totaled $54 million at January 1, 2000.

    Management anticipates that, as in prior years, debt levels will increase during the first quarter of 2000 to fund seasonal working capital requirements and that this trend will reverse during the second quarter of 2000. In
July 2000, the Company's $225 million, 6.75% notes will mature. The Company has the ability through its existing Facility and public debt registration statements filed in 1993 and 1998 and intends to refinance these obligations with a long-term debt instrument. As such, these obligations have been reflected in the Company's 1999 Consolidated Balance Sheet as long-term debt. Company management further intends to reduce overall debt levels by the end of 2000 to below 1999 year-end levels through cash flow from operations, lower capital expenditures, and the sale of non-core assets and underperforming businesses.

    In 1998, the Company's Board of Directors authorized an increase in the Company's stock repurchase program to 4.5 million shares. In February 1999, the Board of Directors increased this authorization to 8.3 million shares. During 1998, the Company repurchased approximately 1.2 million of its common shares at a cost of $42 million. During 1999, the Company repurchased an additional
3.5 million of its common shares for $92 million. Approximately 3.3 million shares remain authorized for repurchase under the Company's stock repurchase program.

    The Company paid four regular quarterly dividends of 10 cents per share on its common stock totaling $23 million in 1999.

    The Company believes that its cash flow from operations, as well as its existing cash balances, revolving credit facility and access to capital markets, will enable it to meet its working capital, capital expenditure, debt maturity, dividend payment and other funding requirements.

    This filing contains forward-looking statements, in this Item 7 and elsewhere, based on current expectations that involve a number of risks and uncertainties. The potential risks and uncertainties that could cause the Company's actual results to differ materially from those expressed or implied herein include weather-related phenomena; market responses to industry volume pressures; product and raw materials supplies and pricing; changes in interest and currency exchange rates; economic crises in developing countries; quotas, tariffs and other governmental actions; and computer conversion and Y2K issues.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As a result of its global operating and financing activities, the Company is exposed to certain market risks including changes in commodity pricing, fluctuations in foreign currency exchange rates in both sourcing and selling locations and fluctuations in interest rates. Commodity pricing exposure includes weather-related phenomena and their effect on industry volumes, prices, product quality and costs. The Company manages its exposure to commodity price risk primarily through its regular operating activities. The use of derivative financial instruments has been limited to certain foreign currency forward contracts related to specific sales and firm purchase commitments. The Company has not utilized financial instruments for trading or other speculative purposes.

    INTEREST RATE RISK

    As a result of its normal borrowing and leasing activities, the Company's operating results are exposed to fluctuations in interest rates, which the Company manages primarily through its regular financing activities. The Company maintains limited investments in cash equivalents and does not generally invest in marketable securities or debt instruments with original maturities greater than 90 days. The Company has short-term and long-term debt with both fixed and variable interest rates. Short-term debt is primarily comprised of unsecured notes payable to banks and bank lines of credit used to finance working capital requirements. Long-term debt represents publicly-held unsecured notes and debentures, as well as certain notes payable to banks and uncommitted lines of credit, used to finance long-term investments such as business acquisitions. In addition, the Company maintains a five-year, $400 million revolving credit facility (the "Facility"), which matures in 2003 and bears interest, at the Company's option, at a percentage over the agent's prime rate or the London Interbank Offered Rate. Borrowings under the Facility totaled $180 million as of January 1, 2000. Generally, the Company's short-term debt is at variable interest rates, while its long-term debt is at fixed interest rates, except for borrowings under the Facility and certain uncommitted lines of credit, which are at variable rates.

    The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity date. Weighted-average interest rates on variable-rate debt are based on implied forward rates in the yield curve as of January 1, 2000.

INTEREST RATE SENSITIVITY
LONG-TERM DEBT INSTRUMENTS

AS OF JANUARY 1, 2000

                                                             EXPECTED MATURITY DATE
                                --------------------------------------------------------------------------------

IN MILLIONS                       2000          2001          2002          2003          2004        THEREAFTER
-----------                     --------      --------      --------      --------      --------      ----------
Fixed-rate debt

  Principal cash flows....           3            20             2           526             1             478
  Average interest rate...        7.03%         6.31%         8.18%         6.90%         7.90%           6.93%

Variable-rate debt

  Principal cash flows....           6            12             4           238             4               1
  Average interest rate...       11.58%         6.32%         7.21%         7.70%         7.39%          10.45%

                            EXPECTED MATURITY DATE
                            -----------------------
                             TOTAL/
                            WEIGHTED-        FAIR
IN MILLIONS                  AVERAGE        VALUE
-----------                 ---------      --------
Fixed-rate debt
  Principal cash flows....    1,030            921
  Average interest rate...     6.91%
Variable-rate debt
  Principal cash flows....      265            265
  Average interest rate...     7.72%

    FOREIGN CURRENCY RISK

    The Company has production, processing, distribution and marketing operations worldwide. Its sales are transacted primarily in U.S. dollars and major European and Asian currencies. Product and operating costs are primarily U.S. dollar-based. Certain costs are incurred in currencies different from those that are received from the sale of products. While results of operations may be affected by fluctuations in currency exchange rates in both sourcing and selling locations, the Company has historically followed a policy, with certain exceptions, of not attempting to hedge these exposures.

    Certain of the Company's divisions operate in functional currencies other than the U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included in equity as accumulated other comprehensive loss in shareholders' equity. The Company has historically not attempted to hedge this equity risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Dole Food Company, Inc.:

    We have audited the accompanying consolidated balance sheets of Dole Food Company, Inc. (a Hawaii corporation) and subsidiaries as of January 1, 2000 and January 2, 1999, and the related consolidated statements of income and cash flows for each of the three fiscal years in the period ended January 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dole Food Company, Inc. and subsidiaries as of January 1, 2000 and January 2, 1999, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 1, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Los Angeles, California
February 11, 2000

                            DOLE FOOD COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER-SHARE DATA)                         1999         1998         1997
-------------------------------------                      ----------   ----------   ----------
Revenue..................................................  $5,060,583   $4,424,160   $4,336,120
Cost of products sold....................................   4,383,082    3,785,745    3,692,277
                                                           ----------   ----------   ----------
  Gross margin...........................................     677,501      638,415      643,843
Selling, marketing and administrative expenses...........     517,078      433,509      399,800
Hurricane Mitch charge (insurance proceeds)--net.........     (27,886)     100,000           --
Citrus charge............................................          --       20,000           --
Business downsizing charge...............................      48,462           --           --
                                                           ----------   ----------   ----------
  Operating income.......................................     139,847       84,906      244,043
Interest income..........................................      11,281        9,312        7,776
Other income (expense)--net..............................       3,955       (7,996)       8,034
                                                           ----------   ----------   ----------
  Earnings before interest and taxes.....................     155,083       86,222      259,853
Interest expense.........................................      92,839       68,943       64,589
                                                           ----------   ----------   ----------
Income before income taxes...............................      62,244       17,279      195,264
Income taxes.............................................      13,700        5,200       35,100
                                                           ----------   ----------   ----------
  Net income.............................................      48,544       12,079      160,164
                                                           ==========   ==========   ==========
Net income per common share
  Basic..................................................  $     0.85   $     0.20   $     2.67
  Diluted................................................        0.85         0.20         2.65

                 See Notes to Consolidated Financial Statements

                            DOLE FOOD COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)                                                   1999         1998
--------------                                                ----------   ----------
Current assets
  Cash and cash equivalents.................................  $   42,427   $   35,352
  Receivables...............................................     600,671      616,579
  Inventories...............................................     524,575      475,524
  Prepaid expenses..........................................      45,244       43,200
                                                              ----------   ----------
    Total current assets....................................   1,212,917    1,170,655
Investments.................................................      78,899       71,923
Property, plant and equipment...............................   1,125,389    1,102,285
Goodwill....................................................     297,147      277,962
Other assets................................................     320,106      292,228
                                                              ----------   ----------
    Total assets............................................   3,034,458    2,915,053
                                                              ==========   ==========
Current liabilities
  Notes payable.............................................  $   30,098   $   29,637
  Current portion of long-term debt.........................       9,546        6,451
  Accounts payable..........................................     295,511      264,732
  Accrued liabilities.......................................     497,067      504,058
                                                              ----------   ----------
    Total current liabilities...............................     832,222      804,878
Long-term debt..............................................   1,285,716    1,116,422
Other long-term liabilities.................................     335,967      314,527
Minority interests..........................................      48,628       57,394
Commitments and contingencies
Common shareholders' equity.................................     531,925      621,832
                                                              ----------   ----------
    Total liabilities and equity............................   3,034,458    2,915,053
                                                              ==========   ==========

                 See Notes to Consolidated Financial Statements

                            DOLE FOOD COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)                                                  1999        1998        1997
--------------                                                ---------   ---------   ---------
Operating activities
  Net income................................................  $  48,544   $  12,079   $ 160,164
  Adjustments to net income
    Depreciation and amortization...........................    131,919     122,058     112,081
    Equity earnings, net of distributions...................     (3,443)     (4,421)        373
    Provision for (benefit from) deferred income taxes......     (7,135)    (16,143)     11,575
    Non-cash portion of special charges.....................     41,670     128,812          --
    Cash portion of special charges not included in net
      income................................................     (3,838)         --          --
    Hurricane Mitch insurance proceeds......................    (53,331)    (22,500)         --
    Other...................................................      1,928      (1,342)    (23,005)
    Change in operating assets and liabilities, net of
      effects from acquisitions
      Receivables...........................................      5,706      39,027     (10,438)
      Inventories...........................................    (47,490)      2,463      72,066
      Prepaid expenses and other assets.....................    (41,043)    (26,861)     (1,167)
      Accounts payable and accrued liabilities..............      5,219     (41,537)     (7,487)
      Internal Revenue Service refund (payment) related to
        prior years' audits.................................     14,550     (17,145)         --
      Other.................................................    (19,455)    (17,392)    (23,126)
                                                              ---------   ---------   ---------
        Cash flow provided by operating activities..........     73,801     157,098     291,036
                                                              ---------   ---------   ---------
Investing activities
  Proceeds from sales of assets.............................     11,844      19,291      38,700
  Capital additions.........................................   (158,281)   (150,207)   (129,171)
  Investments and acquisitions, net of cash acquired........    (17,412)   (332,100)    (40,010)
  Hurricane Mitch insurance proceeds........................     53,331      22,500          --
                                                              ---------   ---------   ---------
        Cash flow used in investing activities..............   (110,518)   (440,516)   (130,481)
                                                              ---------   ---------   ---------
Financing activities
  Short-term borrowings.....................................     30,262      39,508      28,414
  Repayments of short-term debt.............................    (41,713)    (38,693)    (40,887)
  Long-term borrowings......................................    180,951     366,785      35,232
  Repayments of long-term debt..............................    (11,786)    (25,692)   (169,110)
  Cash dividends paid.......................................    (22,743)    (24,027)    (23,988)
  Issuance of common stock..................................        716      11,773       6,644
  Repurchases of common stock...............................    (91,895)    (42,086)         --
                                                              ---------   ---------   ---------
        Cash flow provided by (used in) financing
          activities........................................     43,792     287,568    (163,695)
                                                              ---------   ---------   ---------
Increase (decrease) in cash and cash equivalents............      7,075       4,150      (3,140)
Cash and cash equivalents at beginning of year..............     35,352      31,202      34,342
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................     42,427      35,352      31,202
                                                              =========   =========   =========

                 See Notes to Consolidated Financial Statements

                            DOLE FOOD COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--NATURE OF OPERATIONS

    Dole Food Company, Inc. and its consolidated subsidiaries (the "Company") are engaged in the worldwide sourcing, processing, distributing and marketing of high quality, branded food products including fresh fruits and vegetables, as well as processed foods including packaged fruits and fruit juices. Additionally, the Company has beverage operations in Honduras and sources and markets a full line of premium fresh-cut flowers.

    Operations are conducted throughout North America, Latin America, Europe (including Eastern European countries), Asia (primarily in Japan and the Philippines) and Africa (primarily in South Africa).

    The Company's principal products are produced on both Company-owned and leased land and are also acquired through associated producer and independent grower arrangements. The Company's products are primarily packed and processed by the Company and sold to wholesale, retail and institutional customers and to other food product and flower companies.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION: The Company's Consolidated Financial Statements include the accounts of its majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

    ANNUAL CLOSING DATE: The Company's fiscal year ends on the Saturday closest to December 31. Fiscal year 1999 ended January 1, 2000 and included 52 weeks, while fiscal years 1998 and 1997 ended on January 2, 1999 and January 3, 1998 and included 52 weeks and 53 weeks, respectively.

    REVENUE RECOGNITION: Revenue is recognized on sales of products when title transfers to the customer, generally upon delivery.

    CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash on hand and time deposits with original maturities of three months or less.

    INVENTORIES: Inventories are valued at the lower of cost or market. Cost is determined principally on a first-in, first-out basis and includes materials, labor and overhead. Specific identification and average cost methods are also used primarily for certain packing materials and operating supplies.

    RECURRING AGRICULTURAL COSTS: The costs of growing bananas, pineapples and flowers are charged to operations as incurred. Growing costs related to other crops are recognized when the crops are harvested and sold.

    INVESTMENTS: Investments in affiliates and joint ventures with ownership of 20% to 50% are generally recorded on the equity method. Other non-consolidated investments are accounted for using the cost method.

    PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of these assets. As necessary, the Company reviews the recoverability of these assets, as well as certain intangible assets including goodwill, based on analyses of undiscounted expected future cash flows without interest charges (see Note 4).

                            DOLE FOOD COMPANY, INC.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    GOODWILL AND OTHER INTANGIBLE ASSETS: Goodwill and other intangible assets, generally representing the excess of cost over the fair value of net identifiable assets acquired, are stated at cost less accumulated amortization. Amortization expense is computed principally by the straight-line method over the estimated future periods to be benefited (not exceeding 40 years).

    FOREIGN EXCHANGE: For subsidiaries with transactions denominated in currencies other than their functional currency, net foreign exchange transaction gains or losses are included in determining net income. These transactions resulted in net losses of $9 million in 1999 and $5 million in both 1998 and 1997. Net foreign exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the United States dollar are recognized as a component of accumulated other comprehensive loss in shareholders' equity. The change in operating assets and liabilities shown in the Consolidated Statements of Cash Flows excludes the effects of foreign currency translation. Such translation reduced assets and liabilities by $39 million and $17 million, respectively, during 1999 and increased assets and liabilities by $49 million and $51 million, respectively, during 1998.

    INCOME TAXES: Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates to the differences between financial statement carrying amounts and the tax bases of assets and liabilities. Income taxes which would be due upon the repatriation of foreign subsidiary earnings have not been provided where the undistributed earnings are considered permanently invested.

    EARNINGS PER COMMON SHARE: Basic earnings per common share are calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock options. The basic weighted-average number of common shares outstanding was 56.9 million for 1999 and was 60.0 million for both 1998 and 1997. Diluted earnings per common share are calculated using the weighted-average number of common shares outstanding during the period after consideration of the dilutive effect of stock options. The diluted weighted-average number of common shares and equivalents outstanding was 56.9 million for 1999 and was 60.4 million for both 1998 and 1997.

    FINANCIAL INSTRUMENTS: The Company's financial instruments are primarily composed of short-term trade and grower receivables, notes receivable and notes payable, as well as long-term grower receivables, notes receivable, notes payable and debentures. For short-term instruments, the historical carrying amount is a reasonable estimate of fair value. Fair values for long-term financial instruments not readily marketable were estimated based upon discounted future cash flows at prevailing market interest rates. Based on these assumptions, management believes the fair market values of the Company's financial instruments, other than certain long-term debt instruments (see Note
7), are not materially different from their recorded amounts as of January 1, 2000.

    The Company has historically not attempted to hedge fluctuations resulting from foreign currency denominated transactions in both sourcing and selling locations. However, the Company occasionally enters into forward contracts related to specific foreign currency denominated purchase commitments and sales. Such contracts are designated as hedges and meet the criteria for correlation and risk mitigation. Accordingly, unrealized gains or losses on the fair value of hedge instruments are deferred. Gains or losses on these contracts are recognized when the underlying transactions settle and are recorded in the income statement or as a component of the underlying asset or liability, as appropriate. In 1998, the Company had contracted to purchase German marks primarily at fixed exchange rates to facilitate payment for the

                            DOLE FOOD COMPANY, INC.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) purchase of two German-made refrigerated container vessels. In the fourth quarter of 1999, the Company entered into an operating lease agreement with a leasing company for these vessels. As such, in the fourth quarter of 1999, these currency exchange contracts were terminated resulting in a pretax charge to ongoing operations of approximately $2 million.

    STOCK-BASED COMPENSATION:  Statement of Financial Accounting Standards
No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," defines a fair value method of accounting for employee stock-based compensation costs but allows for the continuation of the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"). In accordance with SFAS 123, the Company has elected to continue to utilize the accounting method prescribed by APB 25 and has adopted the disclosure requirements of SFAS 123 (see Note 9).

    COMPREHENSIVE INCOME: Other comprehensive income is comprised of changes to shareholders' equity, other than contributions from or distributions to shareholders, excluded from the determination of net income under generally accepted accounting principles. The Company's other comprehensive income is comprised of unrealized foreign currency translation gains and losses and additional minimum pension liability. Comprehensive income is presented in the Company's changes in shareholders' equity (see Note 10).

    USE OF ESTIMATES: The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosures of contingent assets and liabilities, as of the date of these financial statements. Management's use of estimates also affects the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

    RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform with the 1999 presentation.

NOTE 3--ACQUISITIONS

    In early 1999, the Company increased its ownership of its Honduran beverage business and acquired banana production operations in South America. Additionally, the Company invested in banana production and distribution operations in Asia and Latin America. The cash purchase price of acquisitions and investments made by the Company in 1999 totaled approximately $17 million, net of cash acquired. Each acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair values as of the date of acquisition. This preliminary allocation of purchase price resulted in approximately $14 million of goodwill. The goodwill is being amortized over a period of up to 20 years. The fair values of assets acquired, including goodwill, and liabilities assumed were approximately $50 million and $33 million, respectively. Pro forma results of acquired operations were not significant in 1998.

    During the second half of 1998, the Company acquired and invested in operations in Latin America, North America and Europe with an aggregate cash purchase price, net of cash acquired, of approximately $332 million. These acquisitions were comprised primarily of the purchases of Sunburst Farms, Inc., Four Farmers, Inc., Finesse Farms, Colombian Carnations, Inc. and their affiliated companies and 60% of the Saba Trading AB Scandinavian fresh produce distribution business. In connection with the acquisition of its 60% interest in Saba Trading AB, the Company has the right to purchase, at its sole discretion, the

                            DOLE FOOD COMPANY, INC.

NOTE 3--ACQUISITIONS (CONTINUED)
minority shareholders' entire interest in that company during either
January 2004 or January 2008. In addition, each minority shareholder separately has the right to require the Company to purchase its remaining interest during either February 2005 or February 2008. Each acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair values as of the date of acquisition. These allocations of purchase price resulted in approximately $226 million of goodwill, which is being amortized over 30 years. The fair values of assets acquired, including goodwill, and liabilities assumed were approximately
$499 million and $167 million, respectively.

    The following unaudited pro forma information presents the results of operations of the Company as if the acquisitions had taken place on December 29, 1996:

(IN THOUSANDS, EXCEPT PER-SHARE DATA)                     1998         1997
-------------------------------------                  ----------   ----------
Revenues.............................................  $4,954,428   $5,050,709
Net income...........................................      14,221      155,097
Net income per common share:
  Basic..............................................        0.24         2.59
  Diluted............................................        0.24         2.57

    These pro forma results of operations have been prepared for comparative purposes only and may not be indicative of the results of operations had the acquisitions occurred on the date indicated or of future results of operations of the Company.

    In 1997, primarily during the fourth quarter, the Company acquired and invested in production and distribution operations in Europe, Latin America, and Asia with an aggregate purchase price of approximately $40 million, net of cash acquired. Each acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair values as of the date of acquisition. This allocation of purchase price resulted in approximately $11 million of goodwill, which is being amortized over a period of up to 40 years. The fair values of assets acquired, including goodwill, and liabilities assumed were approximately $79 million and $39 million, respectively. Pro forma results of acquired operations were not significant in 1997.

NOTE 4--SPECIAL CHARGES

    DOWNSIZING CHARGE: During the latter part of 1999, the Company implemented a plan to downsize certain of its global operations, primarily in its fresh fruit segment, as well as reduce its overall headcount through the initiation of an early retirement program. As such, the Company recorded a special charge of $48 million in the fourth quarter of 1999. The charge has been reported on a separate line in the Consolidated Statements of Income.

    The charge includes costs to reduce, by approximately 17%, the Company's existing productive capacity and distribution infrastructure in its banana operations in Latin America and Europe. In Latin America, the Company is closing certain production sites, terminating contracts with certain independent growers, ceasing operations in Nicaragua and Venezuela and terminating the charters on seven vessels. In its European operations, the Company is reducing its sales into developing markets, especially Russia and Eastern Europe, and consolidating its sales and distribution network. This consolidation includes the closing of 15 locations. A total of 1,010 employees in the Company's Latin American and European operations are being severed under these plans.

                            DOLE FOOD COMPANY, INC.

NOTE 4--SPECIAL CHARGES (CONTINUED)
    In North America, the Company is exiting its citrus business in Florida and its almond processing business in Orland, California.

    Included in the charge is $31 million of accrued costs primarily related to the severance and early retirement of employees as well as the termination of certain grower contracts and ship charters. The Company's early retirement program resulted in the termination of 92 employees. In connection with this program, the Company recognized net expenses of $11 million (see Note 8).

    The amounts recorded, utilized and to be utilized as of January 1, 2000 in each asset, liability and expense category are as follows:

                                                      1999     UTILIZED    TO BE
(IN THOUSANDS)                                       CHARGE    TO DATE    UTILIZED
--------------                                      --------   --------   --------
Receivables and other assets......................  $   515    $   515         --
Inventories.......................................      721        721         --
Property, plant and equipment.....................    9,758      9,758         --
Contract terminations, severance and other
  expenses........................................    6,792      6,792         --
Accrued liabilities:
  Severance and early retirement costs............   16,133         --     16,133
  Contract terminations...........................   10,306         --     10,306
  Other accrued costs.............................    4,237         --      4,237
                                                    -------    -------     ------
Total business downsizing charge..................   48,462     17,786     30,676
                                                    =======    =======     ======

    HURRICANE MITCH CHARGE: During the fourth quarter of 1998, the Company recorded a $100 million charge, net of insurance proceeds received, for losses sustained from Hurricane Mitch. The charge has been reported on a separate line in the Consolidated Statements of Income. The hurricane impacted over 30,000 acres of agricultural plantings and severely damaged the Company's general agricultural infrastructure at both its Honduran banana and beverage operations. A majority of the charge was for write-downs of fixed assets, grower and trade receivables, inventories and certain deferred crop growing costs related to operations that were completely or partially destroyed or impaired by the hurricane. The Company has started to rehabilitate selected parts of the affected areas. In this regard, the Company spent $25 million and $14 million on rehabilitation and relief efforts in 1999 and 1998, respectively. Future rehabilitation and relief efforts are not expected to be significant. Future insurance recoveries will continue to be reported on a separate line in the Consolidated Statements of Income.

    Included in the charge is $62 million related to property, plant and equipment which consists of $24 million of asset write-offs for property destroyed by the hurricane and $38 million of assets impaired by the hurricane. The Company reviewed the impaired assets to determine whether expected future cash flows from them (undiscounted and without interest charges) would result in the recovery of their carrying value. As a result of this review, the Company determined that these assets were impaired in accordance with generally accepted accounting principles, and accordingly, an impairment loss was recognized. The Company had also recorded a provision of $3 million for lease settlements and committed relief efforts as of January 2, 1999.

                            DOLE FOOD COMPANY, INC.

NOTE 4--SPECIAL CHARGES (CONTINUED)
    The amounts recorded, utilized and to be utilized as of January 1, 2000 in each asset, liability, and expense category are as follows:

                                                      1998     UTILIZED    TO BE
(IN THOUSANDS)                                       CHARGE    TO DATE    UTILIZED
--------------                                      --------   --------   --------
Receivables.......................................  $19,283    $19,283       --
Inventories.......................................   13,266     13,266       --
Investment........................................    2,000      2,000       --
Property, plant and equipment.....................   61,750     61,750       --
Other assets......................................    9,442      9,442       --
Accrued liabilities...............................    3,071      3,071       --
Rehabilitation expenses...........................   13,688     13,688       --
Insurance recoveries..............................  (22,500)   (22,500)      --
                                                    -------    -------      ---
Total Hurricane Mitch charge......................  100,000    100,000       --
                                                    =======    =======      ===

    In 1999, the Company received additional insurance proceeds of $53 million and incurred $25 million of additional rehabilitation expenses, which have been reported net on a separate line in the Consolidated Statements of Income. The Company also paid the remaining $3 million of accrued costs related to lease settlements and committed relief efforts.

    CITRUS CHARGE: From December 21 through December 24, 1998 freezing temperatures destroyed or severely damaged citrus crops in California. The Company had ownership interests in approximately 6,500 acres of citrus in the areas affected by the freeze. As a result of the freeze and changes in industry economics, the Company recorded a $20 million charge. Of the $20 million charge, $13 million related to write-downs of deferred crop costs and property, plant and equipment as well as reductions in grower receivable recovery estimates due to damages sustained during the freeze. The remaining $7 million of the charge related to reductions in grower receivable recovery estimates in other areas of the Company's North American citrus operations due to the recognition of changes in industry economics that impacted certain independent growers. The charge has been reported on a separate line in the Consolidated Statements of Income. This loss was largely not covered by insurance.

    Included in the charge is $3 million of property, plant and equipment impaired by the freeze. The Company reviewed these assets to determine whether expected future cash flows from them (undiscounted and without interest charges) would result in the recovery of their carrying value. As a result of this review, the Company determined that these assets were impaired in accordance with generally accepted accounting principles, and accordingly, an impairment loss was recognized. Included in accrued liabilities was $1 million related to incremental freeze protection costs incurred in 1998 and the severance of 29 employees. These accrued liabilities were utilized in 1999.

                            DOLE FOOD COMPANY, INC.

NOTE 4--SPECIAL CHARGES (CONTINUED)
    The amounts recorded, utilized and to be utilized as of January 1, 2000 in each asset and liability category are as follows:

                                                      1998     UTILIZED    TO BE
(IN THOUSANDS)                                       CHARGE    TO DATE    UTILIZED
--------------                                      --------   --------   --------
Grower receivables--freeze areas..................  $ 6,177    $ 6,177       --
Grower receivables--other areas...................    6,737      6,737       --
Crop costs inventory..............................    3,171      3,171       --
Property, plant and equipment.....................    3,148      3,148       --
Accrued liabilities...............................      767        767       --
                                                    -------    -------      ---
Total citrus charge...............................   20,000     20,000       --
                                                    =======    =======      ===

NOTE 5--CURRENT ASSETS AND LIABILITIES

    Cash equivalents of $1 million as of both January 1, 2000 and January 2, 1999, consisted principally of time deposits. Outstanding checks, which are funded as presented for payment, totaled $32 million and $34 million as of January 1, 2000 and January 2, 1999, respectively, and were included in accounts payable.

    Details of certain current assets were as follows:

(IN THOUSANDS)                                              1999       1998
--------------                                            --------   --------
Receivables
  Trade.................................................  $500,193   $494,587
  Notes and other.......................................   116,250    134,250
  Grower advances.......................................    63,725     56,081
  Affiliated operations.................................    17,765     24,426
                                                          --------   --------
                                                           697,933    709,344
  Allowance for doubtful accounts.......................   (97,262)   (92,765)
                                                          --------   --------
                                                           600,671    616,579
                                                          ========   ========
Inventories
  Finished products.....................................  $175,574   $168,423
  Raw materials and work in progress....................   181,690    156,623
  Crop growing costs....................................    55,221     47,676
  Operating supplies and other..........................   112,090    102,802
                                                          --------   --------
                                                           524,575    475,524
                                                          ========   ========

    Included in notes receivable is a $10 million note from Castle & Cooke, Inc., which bears interest at the rate of 7% per annum and is due December 8, 2000. Accrued liabilities as of January 1, 2000 and January 2, 1999 included $88 million and $93 million, respectively, of amounts due to growers and $53 million and $38 million, respectively, of marketing and advertising costs.

                            DOLE FOOD COMPANY, INC.

NOTE 6--PROPERTY, PLANT AND EQUIPMENT

    Major classes of property, plant and equipment were as follows:

(IN THOUSANDS)                                                   1999         1998
--------------                                                ----------   ----------
Land and land improvements..................................  $  449,490   $  448,151
Buildings and improvements..................................     335,363      314,460
Machinery and equipment.....................................   1,062,961      957,478
Construction in progress....................................      92,032      101,130
                                                              ----------   ----------
                                                               1,939,846    1,821,219
Accumulated depreciation....................................    (814,457)    (718,934)
                                                              ----------   ----------
                                                               1,125,389    1,102,285
                                                              ==========   ==========

    Depreciation expense for 1999, 1998 and 1997 totaled $109 million, $103 million and $102 million, respectively.

NOTE 7--DEBT

    Long-term debt consisted of the following amounts:

(IN THOUSANDS)                                                   1999         1998
--------------                                                ----------   ----------
Unsecured debt
  Notes payable to banks at an average interest rate of 6.6%
    (5.5% in 1998)..........................................  $  234,000   $   63,500
  6.75% notes due 2000......................................     225,000      225,000
  7% notes due 2003.........................................     300,000      300,000
  6.375% notes due 2005.....................................     300,000      300,000
  7.875% debentures due 2013................................     175,000      175,000
  Various other notes due 2000--2005 at an average interest
    rate of 7.6% (5.8% in 1998).............................      43,649       38,064
Secured debt
  Mortgages, contracts and notes due 2000--2012, at an
    average interest rate of 6.0% (6.4% in 1998)............      19,661       23,824
Unamortized debt discount and issuance costs................      (2,048)      (2,515)
                                                              ----------   ----------
                                                               1,295,262    1,122,873
Current maturities..........................................      (9,546)      (6,451)
                                                              ----------   ----------
                                                               1,285,716    1,116,422
                                                              ==========   ==========

    The Company estimates the fair value of its fixed interest rate unsecured debt based on current quoted market prices. The estimated fair value of unsecured notes (face value $1,000 million in 1999 and 1998) was approximately $891 million as of January 1, 2000 and $1,017 million as of January 2, 1999.

                            DOLE FOOD COMPANY, INC.

NOTE 7--DEBT (CONTINUED)

    In July 1998, the Company extended its five-year, $400 million revolving credit facility (the "Facility") to 2003. At the Company's option, borrowings under the Facility bear interest at a certain percentage over the agent's prime rate or the London Interbank Offered Rate. Provisions under the Facility require the Company to comply with certain financial covenants which include a maximum permitted ratio of consolidated debt to net worth and a minimum required fixed charge coverage ratio. As of January 1, 2000, the Company was in compliance with these covenants. The Company had $180 million outstanding under the Facility as of January 1, 2000. There were no borrowings outstanding under the Facility as of January 2, 1999. The Company may also borrow under uncommitted lines of credit at rates offered from time to time by various banks that may not be lenders under the Facility. Net borrowings outstanding under the Company's uncommitted lines of credit totaled $54 million and $64 million as of January 1, 2000 and January 2, 1999, respectively.

    In July 2000, the Company's $225 million, 6.75% unsecured notes mature. The Company has the ability through its existing Facility and public debt registration statements filed in 1993 and 1998 and intends to refinance these obligations with a long-term debt instrument. As such, these obligations have been classified in the Company's 1999 Consolidated Balance Sheet as long-term debt.

    On October 6, 1998, the Company issued $300 million of unsecured notes in a public offering for which it received cash proceeds of $297 million. These notes bear interest at 6.375% and mature in 2005. Net proceeds from the sale of the notes were used to repay amounts outstanding under the Facility and to fund acquisitions during the fourth quarter of 1998.

    Maturities with respect to long-term debt as of January 1, 2000 were as follows (in millions): 2000 - $9; 2001 - $32; 2002 - $6; 2003 - $764; 2004 - $5;
and thereafter - $479. The maturity of the Company's $225 million, 6.75% notes due July 2000 has been reflected in 2003.

    Notes payable consisted primarily of short-term borrowings required to fund certain foreign operations and totaled $30 million with a weighted-average interest rate of 11.4% as of January 1, 2000 and $30 million with a weighted-average interest rate of 13.0% as of January 2, 1999.

    Interest payments totaled $90 million, $67 million and $66 million during 1999, 1998 and 1997, respectively.

NOTE 8--EMPLOYEE BENEFIT PLANS

    The Company has qualified and non-qualified defined benefit pension plans covering certain full-time employees. Benefits under these plans are generally based on each employee's eligible compensation and years of service, except for certain hourly plans, which are based on negotiated benefits. In addition to pension plans, the Company has other postretirement benefit ("OPRB") plans that provide certain health care and life insurance benefits for eligible retired employees. Covered employees may become eligible for such benefits if they fulfill established requirements upon reaching retirement age.

    For U.S. plans, the Company's policy is to fund the normal cost plus a 15-year amortization of the unfunded liability. Most of the Company's international pension plans and all of its OPRB plans are unfunded.

                            DOLE FOOD COMPANY, INC.

NOTE 8--EMPLOYEE BENEFIT PLANS (CONTINUED)
    The status of the Company's defined benefit pension plans was as follows:

                                                            INTERNATIONAL
                                   U.S. PENSION PLANS       PENSION PLANS          OPRB PLANS
                                   -------------------   -------------------   -------------------
(IN THOUSANDS)                       1999       1998       1999       1998       1999       1998
--------------                     --------   --------   --------   --------   --------   --------
Change in projected benefit
  obligation
  Benefit obligation at beginning
    of year......................  $302,088   $276,767   $ 33,940   $ 30,535   $ 67,924   $ 71,507
  Service cost...................     4,580      4,238      2,094      1,826        191        186
  Interest cost..................    20,117     19,492      4,174      4,079      4,750      5,031
  Participant contributions......        --         --         23         28         --         --
  Plan amendments................    (1,762)     2,686         19        195         --         --
  Exchange rate changes..........        --         --     (1,502)       605         --         --
  Actuarial loss (gain)..........     2,930     20,621        (94)    (1,635)    (4,348)    (3,063)
  Curtailments, settlements and
    terminations, net............     9,430         --     (1,089)        --      1,710         --
  Benefits paid..................   (23,182)   (21,716)    (2,314)    (1,693)    (5,536)    (5,737)
                                   --------   --------   --------   --------   --------   --------
  Benefit obligation at end of
    year.........................   314,201    302,088     35,251     33,940     64,691     67,924
                                   ========   ========   ========   ========   ========   ========
Change in plan assets
  Fair value of plan assets at
    beginning of year............  $307,375   $281,944   $  2,029   $  1,737         --         --
  Actual return on plan assets...    65,723     39,704        251        150         --         --
  Company contributions..........     5,864      7,443      4,311      1,679   $  5,536   $  5,737
  Participant contributions......        --         --         23         28         --         --
  Exchange rate changes..........        --         --        (80)       128         --         --
  Settlements....................        --         --     (2,051)        --         --         --
  Benefits paid..................   (23,182)   (21,716)    (2,314)    (1,693)    (5,536)    (5,737)
                                   --------   --------   --------   --------   --------   --------
  Fair value of plan assets at
    end of year..................   355,780    307,375      2,169      2,029         --         --
                                   ========   ========   ========   ========   ========   ========
  Funded status..................  $ 41,579   $  5,287   $(33,082)  $(31,911)  $(64,691)  $(67,924)
  Unrecognized net loss (gain)...   (40,003)      (419)     1,894      1,172    (21,759)   (18,232)
  Unrecognized prior service cost
    (benefit)....................     2,687      4,539      3,046      3,589     (1,074)    (1,407)
  Unrecognized net
    transition obligation
    (asset)......................      (344)      (467)     1,440      1,655         --         --
                                   --------   --------   --------   --------   --------   --------
  Net amount recognized..........     3,919      8,940    (26,702)   (25,495)   (87,524)   (87,563)
                                   ========   ========   ========   ========   ========   ========
Net amount recognized in the
  Consolidated Balance Sheets
  Prepaid benefit cost...........  $ 14,078   $ 16,234         --         --         --         --
  Accrued benefit liability......   (14,150)   (11,045)  $(27,297)  $(25,897)  $(87,524)  $(87,563)
  Additional minimum liability...     3,991      3,751        595        402         --         --
                                   --------   --------   --------   --------   --------   --------
                                      3,919      8,940    (26,702)   (25,495)   (87,524)   (87,563)
                                   ========   ========   ========   ========   ========   ========

                            DOLE FOOD COMPANY, INC.

NOTE 8--EMPLOYEE BENEFIT PLANS (CONTINUED)
    For U.S. plans, the projected benefit obligation was determined using assumed discount rates of 7.5% in 1999 and 7.0% in 1998 and assumed rates of increase in future compensation levels of 4.5% in both 1999 and 1998. The expected long-term rate of return on assets was 9.25% in both 1999 and 1998. For international plans, the projected benefit obligation was determined using assumed discount rates of 7.5% to 20.0% in 1999 and 7.0% to 20.0% in 1998 and assumed rates of increase in future compensation levels of 4.5% to 17.5% in both 1999 and 1998. The expected long-term rate of return on assets for international plans was 9.25% to 20.0% in both 1999 and 1998.

    The accumulated plan benefit obligation ("APBO") for the Company's OPRB plans in 1999 was determined using an annual rate of increase in the per capita cost of covered health care benefits of 8.0% in 2000 decreasing to 5.0% in 2006 and thereafter. The annual rate of increase assumed in the 1998 APBO was 8.5% in 1999 decreasing to 5.0% in 2006 and thereafter. An increase in the assumed health care cost trend rate of one percentage point in each year would have increased the Company's APBO as of January 1, 2000 by approximately $6 million and would have increased the service and interest cost components of postretirement benefit expense for 1999 by $1 million, in aggregate. A decrease in the assumed health care cost trend rate by one percentage point in each year would have decreased the Company's APBO as of January 1, 2000 by approximately $5 million and would have decreased the service and interest cost components of postretirement benefit expense for 1999 by less than $1 million, in aggregate. The weighted-average discount rate used in determining the APBO was 7.5% for the U.S. and international plans in 1999 and 7.0% for the U.S. and international plans in 1998.

    The Company's U.S. ERISA Excess Plan had an APBO of $12 million in 1999 and $11 million in 1998. Due to the nature of this plan, it remains unfunded. The remainder of the Company's domestic pension plans were fully funded. The APBO for the Company's unfunded international pension plans, in aggregate, was $17 million in 1999 and $16 million in 1998.

    The components of net periodic benefit cost for the U.S. and international plans were as follows:

                                                  PENSION PLANS                      OPRB PLANS
                                          ------------------------------   ------------------------------
(IN THOUSANDS)                              1999       1998       1997       1999       1998       1997
--------------                            --------   --------   --------   --------   --------   --------
Components of net periodic benefit cost
  Service cost..........................  $ 6,674    $  6,064   $  5,911    $  191     $  186     $  212
  Interest cost.........................   24,291      23,571     22,055     4,750      5,031      5,423
  Expected return on plan assets........  (24,386)    (22,712)   (21,312)       --         --         --
  Amortization of:
    Unrecognized net loss (gain)........    1,110         500        200      (770)      (799)        --
    Unrecognized prior service cost
      (benefit).........................      423         681        688      (334)      (333)      (333)
    Unrecognized net transition
      obligation (asset)................      (45)        (29)       (41)       --         --         --
    Curtailments, settlements and
      terminations, net.................   10,967          --         --     1,710         --       (600)
                                          -------    --------   --------    ------     ------     ------
                                           19,034       8,075      7,501     5,547      4,085      4,702
                                          =======    ========   ========    ======     ======     ======

                            DOLE FOOD COMPANY, INC.

NOTE 8--EMPLOYEE BENEFIT PLANS (CONTINUED)
    In 1999, the Company elected to reduce its overall headcount by initiating an early retirement program for eligible employees. In connection with this program, the Company recognized special termination benefits of $13 million. Also in connection with this program, the Company recognized a curtailment gain of $2 million. The net amount of $11 million has been reported as a component of the 1999 business downsizing charge (see Note 4).

    The Company recognized net curtailment losses of $2 million in 1999 and $2 million in 1997 for the international plans. These losses were due to additional benefit payments resulting from reductions in workforce.

    The Company offers two 401(k) plans to eligible U.S. employees. Such employees may defer a percentage of their annual compensation up to a maximum allowable amount under federal income tax law to supplement their retirement income. These plans provide for Company contributions based on a certain percentage of each participant's contribution, subject to a maximum contribution by the Company. Total Company contributions to these plans were $7 million in 1999 and $3 million in both 1998 and 1997.

    The Company is also a party to various industry-wide collective bargaining agreements that provide pension benefits. Total contributions to these plans plus direct payments to pensioners in 1999, 1998 and 1997 were approximately $1 million per year.

                            DOLE FOOD COMPANY, INC.

NOTE 9--STOCK OPTIONS AND AWARDS

    Under the 1982 and 1991 Stock Option and Award Plans (the "Option Plans"), the Company can grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards and performance share awards to officers and key employees of the Company. Stock options vest over time or based on stock price appreciation and may be exercised for up to 10 years from the date of grant, as determined by the Corporate Compensation and Benefits Committee of the Company's Board of Directors. No stock appreciation rights, restricted stock awards or performance share awards were outstanding as of January 1, 2000.

    Under the 1995 Non-Employee Directors Stock Option Plan (the "Directors Plan"), each active non-employee director will receive a grant of 1,500 non-qualified stock options (the "Options") on February 15th (or the first trading day thereafter) of each year. The Options vest over three years and expire 10 years after the date of the grant or upon early termination as defined by the plan agreement.

    Changes in outstanding stock options were as follows:

                                                                            WEIGHTED-
                                                               SHARES     AVERAGE PRICE
                                                              ---------   -------------
Outstanding December 28, 1996...............................  2,193,807      $31.91
Granted.....................................................    449,630       38.65
Exercised...................................................   (249,365)      28.36
Canceled....................................................    (25,288)      36.78
                                                              ---------      ------
Outstanding January 3, 1998.................................  2,368,784       33.51
Granted.....................................................    595,682       52.31
Exercised...................................................   (413,016)      29.56
Canceled....................................................   (158,587)      39.09
                                                              ---------      ------
Outstanding January 2, 1999.................................  2,392,863       38.50
Granted.....................................................  1,337,050       21.49
Exercised...................................................    (27,061)      26.48
Canceled....................................................   (393,309)      36.72
                                                              ---------      ------
Outstanding, January 1, 2000................................  3,309,543       31.94
                                                              ---------      ------
Exercisable, January 1, 2000................................  1,224,071       33.85
                                                              =========      ======

    The following table summarizes information about stock options outstanding as of January 1, 2000:

(SHARES IN THOUSANDS)                               OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
---------------------                       -----------------------------------   -----------------------
                                                          WEIGHTED-   WEIGHTED-                 WEIGHTED-
                                                           AVERAGE     AVERAGE                   AVERAGE
                                              NUMBER      REMAINING   EXERCISE      NUMBER      EXERCISE
RANGE OF EXERCISE PRICES                    OUTSTANDING     YEARS       PRICE     EXERCISABLE     PRICE
------------------------                    -----------   ---------   ---------   -----------   ---------
$14.38 to $15.13..........................       655        10.0       $14.40           --           --
 25.32 to  32.50..........................     1,162         6.9        27.87          541       $27.39
 34.31 to  44.25..........................       979         5.6        37.79          608        37.31
 50.19 to  54.81..........................       514         8.2        52.32           75        52.32
                                               -----        ----       ------        -----       ------
 14.38 to  54.81..........................     3,310         7.3        31.94        1,224        33.85
                                               =====        ====       ======        =====       ======

                            DOLE FOOD COMPANY, INC.

NOTE 9--STOCK OPTIONS AND AWARDS (CONTINUED)
    The fair value of each option grant during 1999, 1998 and 1997 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                1999       1998       1997
                                                              --------   --------   --------
Dividend yields.............................................       2.1%       0.8%      1.0%
Expected volatility.........................................      30.8%      28.0%     29.0%
Risk-free interest rates....................................       5.8%       5.7%      6.5%
Expected lives..............................................  10 years   10 years   9 years
Weighted-average fair values................................  $   8.78   $  25.02   $ 17.29

    The Company accounts for stock-based compensation related to the Option Plans under APB 25, and accordingly, no compensation costs have been recognized in the accompanying Consolidated Statements of Income for 1999, 1998 and 1997. Had compensation costs been determined under SFAS 123, pro forma net income and net income per common share would have been as follows:

(IN THOUSANDS, EXCEPT PER-SHARE DATA)                           1999       1998       1997
-------------------------------------                         --------   --------   --------
Net income..................................................  $44,530     $6,299    $156,779
Net income per share--basic.................................     0.78       0.10        2.61
Net income per share--diluted...............................     0.78       0.10        2.59

    Since SFAS 123 was only applied to options granted subsequent to December 31, 1994, the resulting pro forma compensation cost may not be representative of future years.

NOTE 10--SHAREHOLDERS' EQUITY

    Authorized capital as of January 1, 2000 consisted of 80 million shares of no par value common stock and 30 million shares of no par value preferred stock issuable in series. As of January 1, 2000, approximately 4.6 million shares and
0.1 million shares of common stock were reserved for issuance under the Option Plans and the Directors Plan, respectively. There was no preferred stock outstanding.

    The Company's current policy is to pay quarterly dividends on common shares at an annual rate of 40 cents per share.

    During 1998, the Company increased the number of common shares authorized under its existing stock repurchase program to 4.5 million. In February 1999, the Company increased the number of shares authorized for repurchase to 8.3 million. During 1999, the Company repurchased approximately 3.5 million of its common shares at a total cost of $92 million, and during 1998, the Company repurchased approximately 1.2 million of its common shares at a total cost of $42 million. As of January 1, 2000, approximately 3.3 million shares remain authorized for repurchase under the Company's stock repurchase program.

                            DOLE FOOD COMPANY, INC.

NOTE 10--SHAREHOLDERS' EQUITY (CONTINUED)

    Comprehensive income (see Note 1) and changes in shareholders' equity were as follows:

                                                                                  ACCUMULATED         TOTAL
                                  COMMON                 ADDITIONAL                  OTHER           COMMON
(IN THOUSANDS,                    SHARES       COMMON     PAID-IN     RETAINED   COMPREHENSIVE    SHAREHOLDERS'   COMPREHENSIVE
EXCEPT SHARE DATA)              OUTSTANDING    STOCK      CAPITAL     EARNINGS        LOSS           EQUITY           INCOME
------------------              -----------   --------   ----------   --------   --------------   -------------   --------------
Balance, December 28, 1996....  59,833,291    $320,476    $167,645    $123,280     $ (61,841)       $549,560
  Net income..................          --         --           --    160,164             --         160,164         $160,164
  Cash dividends declared
    ($0.40 per share).........          --         --           --    (23,988)            --         (23,988)              --
  Translation adjustments.....          --         --           --         --        (25,908)        (25,908)         (25,908)
  Issuance of common stock....     231,156        231        6,413         --             --           6,644               --
                                ----------    --------    --------    --------     ---------        --------         --------
Comprehensive income--1997....          --         --           --         --             --              --          134,256
                                                                                                                     ========
Balance, January 3, 1998......  60,064,447    320,707      174,058    259,456        (87,749)        666,472
  Net income..................          --         --           --     12,079             --          12,079           12,079
  Cash dividends declared
    ($0.40 per share).........          --         --           --    (24,027)            --         (24,027)              --
  Translation adjustments.....          --         --           --         --         (2,379)         (2,379)          (2,379)
  Issuance of common stock....     394,652        395       11,378         --             --          11,773               --
  Repurchase of common stock..  (1,165,200)    (1,165)     (40,921)        --             --         (42,086)              --
                                ----------    --------    --------    --------     ---------        --------         --------
Comprehensive income--1998....          --         --           --         --             --              --            9,700
                                                                                                                     ========
Balance, January 2, 1999......  59,293,899    319,937      144,515    247,508        (90,128)        621,832
  Net income..................          --         --           --     48,544             --          48,544           48,544
  Cash dividends declared
    ($0.40 per share).........          --         --           --    (22,743)            --         (22,743)              --
  Translation adjustments.....          --         --           --         --        (22,052)        (22,052)         (22,052)
  Additional minimum pension
    liability adjustments.....          --         --           --         --         (2,477)         (2,477)          (2,477)
  Issuance of common stock....      28,584         28          688         --             --             716               --
  Repurchase of common stock..  (3,487,200)    (3,487)     (88,408)        --             --         (91,895)              --
                                ----------    --------    --------    --------     ---------        --------         --------
Comprehensive income--1999....          --         --           --         --             --              --           24,015
                                                                                                                     ========
Balance, January 1, 2000......  55,835,283    316,478       56,795    273,309       (114,657)        531,925
                                ==========    ========    ========    ========     =========        ========

NOTE 11--CONTINGENCIES

    As of January 1, 2000, the Company was guarantor of $112 million of indebtedness of certain key fruit suppliers and other entities integral to the Company's operations.

    The Company is involved from time to time in various claims and legal actions incident to its operations, both as plaintiff and defendant. In the opinion of management, after consultation with legal counsel, none of such claims is expected to have a material adverse effect on the Company's financial position or results of operations.

                            DOLE FOOD COMPANY, INC.

NOTE 12--LEASE COMMITMENTS

    The Company has obligations under non-cancelable operating leases, primarily for ship charters and containers as well as certain equipment and office facilities. Certain agricultural land leases provide for increases in minimum rentals based on production. Lease payments under a significant portion of the Company's operating leases are based on variable interest rates. Total rent expense, including rents related to short-term cancelable leases, was $167 million, $151 million and $182 million (net of sublease income of $9 million, $9 million and $11 million) for 1999, 1998 and 1997, respectively.

    As of January 1, 2000, the Company's aggregate non-cancelable minimum rental commitments, before sublease income, were as follows (in millions); 2000 - $121; 2001 - $80; 2002 - $180; 2003 - $44; 2004 - $192; and thereafter - $195. Total future sublease income is $25 million.

NOTE 13--INCOME TAXES

    Income tax expense (benefit) was as follows:

(IN THOUSANDS)                                                  1999       1998       1997
--------------                                                --------   --------   --------
Current
  Federal, state and local..................................  $(13,506)  $ 19,427   $ 2,810
  Foreign...................................................    19,791     19,061    20,715
                                                              --------   --------   -------
                                                                 6,285     38,488    23,525
                                                              --------   --------   -------
Deferred
  Federal, state and local..................................     6,514    (29,407)   12,285
  Foreign...................................................       901     (3,881)     (710)
                                                              --------   --------   -------
                                                                 7,415    (33,288)   11,575
                                                              --------   --------   -------
                                                                13,700      5,200    35,100
                                                              ========   ========   =======

    Income before taxes attributable to foreign operations were $100 million, $44 million and $170 million for 1999, 1998 and 1997, respectively. Undistributed earnings of foreign subsidiaries, which have been or are intended to be permanently invested, totaled $1.4 billion at January 1, 2000.

                             DOLE FOOD COMPANY, INC

NOTE 13--INCOME TAXES (CONTINUED)

    The Company's reported income tax expense varied from the expense calculated using the U.S. federal statutory tax rate for the following reasons:

(IN THOUSANDS)                                                  1999       1998       1997
--------------                                                --------   --------   --------
Expense computed at U.S. federal statutory income tax
  rate......................................................  $ 21,785   $  6,048   $ 68,341
Foreign income taxed at different rates.....................   (12,915)   (28,097)   (36,437)
Dividends from subsidiaries.................................        --        486        456
State and local income tax, net of federal income tax
  benefit...................................................       757        762        602
Interest on prior years taxes...............................     3,306     (3,752)        --
Hurricane losses taxed at different rates...................        --      9,886         --
Valuation allowance on foreign hurricane losses.............       (98)    18,742         --
Other.......................................................       865      1,125      2,138
                                                              --------   --------   --------
Reported income tax expense.................................    13,700      5,200     35,100
                                                              ========   ========   ========

Total income tax payments, net of refunds, for 1999, 1998 and 1997 were $12 million, $37 million and $17 million, respectively.

    Deferred tax assets (liabilities) were comprised of the following:

(IN THOUSANDS)                                                  1999       1998       1997
--------------                                                --------   --------   --------
Operating reserves..........................................  $ 52,496   $ 44,591   $ 24,892
Accelerated depreciation....................................   (23,092)   (16,538)   (25,290)
Inventory valuation methods.................................     3,422      4,699      3,024
Effect of differences between book values assigned in prior
  acquisitions and historical tax values....................   (35,378)   (34,032)   (33,100)
Postretirement benefits.....................................    33,541     34,098     34,278
Current year acquisitions...................................        --       (114)        --
Tax credit carryforward.....................................     3,667      1,263      1,263
Net operating loss carryforward.............................    93,367    100,221     86,670
Reserves for hurricane losses...............................    18,747     22,847         --
Valuation allowance on foreign hurricane losses.............   (18,644)   (18,742)        --
Other, net..................................................   (21,838)   (25,178)   (11,729)
                                                              --------   --------   --------
                                                               106,288    113,115     80,008
                                                              ========   ========   ========

    A valuation allowance was established to offset the deferred tax assets related to the Hurricane Mitch losses since it is deemed more likely than not that future taxable income will not be sufficient to realize the related income tax benefits.

    The Company has recorded deferred tax assets of $93 million reflecting the benefit of approximately $253 million in federal and state net operating loss carryovers which will, if unused, begin to expire in 2009.

    The tax credit carryforward amount of $4 million is primarily comprised of alternative minimum tax credits which can be utilized to reduce regular tax liabilities and may be carried forward indefinitely, and general business credits which begin to expire in 2008.

                             DOLE FOOD COMPANY, INC

NOTE 13--INCOME TAXES (CONTINUED)
    Total deferred tax assets and deferred tax liabilities were as follows:

(IN THOUSANDS)                                                  1999        1998        1997
--------------                                                ---------   ---------   ---------
Deferred tax assets.........................................  $ 234,521   $ 238,212   $ 226,028
Deferred tax liabilities....................................   (128,233)   (125,097)   (146,020)
                                                              ---------   ---------   ---------
                                                                106,288     113,115      80,008
                                                              =========   =========   =========

    The Company remains contingently liable with respect to certain tax credits sold to Norfolk and Southern Railway ("Norfolk") with recourse by Flexi-Van Leasing, Inc. ("Flexi-Van"), successor corporation to Flexi-Van Corporation, the Company's former transportation equipment leasing business. Litigation with the Internal Revenue Service involving these credits concluded in 1998. Litigation and settlement negotiations involving Flexi-Van and Norfolk (and the Company due to its contingent liability) are ongoing. Flexi-Van, which separated from the Company in 1987 and was subsequently acquired by David H. Murdock, has indemnified the Company against obligations that might result from the resolution of the matter.

    The Company is subject to examination by taxing authorities in the various jurisdictions in which it files tax returns. Matters raised upon audit may involve substantial amounts and, although not currently anticipated, could possibly be material if resolved unfavorably. However, in the opinion of management, it is unlikely that the resolution of any such matters will have material adverse effect upon the Company's financial condition or results of operations.

NOTE 14--BUSINESS SEGMENTS

    The Company has four reportable segments: fresh fruit, fresh vegetables, processed foods, and fresh-cut flowers. The fresh fruit segment contains several operating segments that produce and market fresh fruit to wholesale, retail and institutional customers world-wide. The fresh vegetables segment contains three operating segments that produce and market commodity and fresh-cut vegetables to wholesale, retail and institutional customers primarily in North America, Europe and Asia. Both the fresh fruit and fresh vegetables segments sell produce grown by a combination of Company-owned and independent farms. The processed foods segment contains several operating segments that produce and market packaged foods including fruits, beverages and snack foods. The Company's fresh-cut flowers segment sources, imports and markets fresh-cut flowers grown in Colombia, Ecuador and Mexico primarily to wholesale florists and supermarkets in the United States. Businesses in this segment were acquired during the latter part of 1998 and were previously reported in other operating segments. These reportable segments are managed separately due to differences in their products, production processes, distribution channels, and customer bases.

                            DOLE FOODS COMPANY, INC.

NOTE--14 BUSINESS SEGMENTS (CONTINUED)

    Accounting policies of the four reportable segments, other operating segments, and Corporate and other are the same as those described in the summary of significant accounting policies. Company management evaluates and monitors segment performance primarily through earnings before interest and taxes ("EBIT"). The results of operations and financial position of the four reportable segments, other operating segments, and Corporate and other were as follows:

(IN THOUSANDS)                                                1999         1998         1997
--------------                                             ----------   ----------   ----------
Revenue
  Fresh fruit............................................  $3,100,247   $2,692,147   $2,583,277
  Fresh vegetables.......................................     840,077      790,149      756,176
  Processed foods........................................     882,823      834,966      962,127
  Fresh-cut flowers......................................     201,934       66,688           --
  Other operating segments...............................      35,502       40,210       34,540
                                                           ----------   ----------   ----------
                                                            5,060,583    4,424,160    4,336,120
                                                           ==========   ==========   ==========
EBIT
  Fresh fruit............................................  $   60,613   $  110,505   $  149,997
  Fresh vegetables.......................................      48,092       49,418       40,196
  Processed foods........................................      97,781       89,462       89,805
  Fresh-cut flowers......................................      (4,886)       2,620           --
  Other operating segments...............................         678          168          912
                                                           ----------   ----------   ----------
  Total operating segments...............................     202,278      252,173      280,910
  Corporate and other....................................     (26,619)     (45,951)     (21,057)
  Special charges--net...................................     (20,576)    (120,000)          --
                                                           ----------   ----------   ----------
                                                              155,083       86,222      259,853
                                                           ==========   ==========   ==========
Assets
  Fresh fruit............................................  $1,657,731   $1,516,551   $1,459,204
  Fresh vegetables.......................................     352,008      361,544      335,827
  Processed foods........................................     636,974      591,188      532,629
  Fresh-cut flowers......................................     263,754      270,397           --
  Other operating segments...............................      18,313       16,181       15,470
                                                           ----------   ----------   ----------
  Total operating segments...............................   2,928,780    2,755,861    2,343,130
  Corporate and other....................................     105,678      159,192      120,765
                                                           ----------   ----------   ----------
                                                            3,034,458    2,915,053    2,463,895
                                                           ==========   ==========   ==========

                            DOLE FOODS COMPANY, INC.

NOTE--14 BUSINESS SEGMENTS (CONTINUED)

(IN THOUSANDS)                                                1999         1998         1997
--------------                                             ----------   ----------   ----------
Depreciation and amortization
  Fresh fruit............................................  $   77,187   $   75,993   $   77,634
  Fresh vegetables.......................................      14,566       12,788        9,145
  Processed foods........................................      23,211       21,864       20,727
  Fresh-cut flowers......................................       9,795        7,629           --
  Other operating segments...............................         484          340          164
  Corporate and other....................................       6,676        3,444        4,411
                                                           ----------   ----------   ----------
                                                              131,919      122,058      112,081
                                                           ==========   ==========   ==========
Capital additions
  Fresh fruit............................................  $   87,991   $   79,746   $   63,052
  Fresh vegetables.......................................      17,544       20,724       35,647
  Processed foods........................................      34,923       47,078       25,672
  Fresh-cut flowers......................................       5,514        1,942           --
  Other operating segments...............................         836          280           --
  Corporate and other....................................      11,473          437        4,800
                                                           ----------   ----------   ----------
                                                              158,281      150,207      129,171
                                                           ==========   ==========   ==========

------------------------------

Note: Corporate and other EBIT includes certain gains on the disposition of investments and assets in 1997 and certain costs related to the reorganization of the Company's European processed pineapple business in 1998. Corporate and other EBIT in 1999 includes a reduction of certain self-insurance estimates based on an actuarial determination of probable loss. See Note 4 for details related to special charges.

    The Company's revenue from external customers and net property, plant and equipment by geographic area were as follows:

(IN THOUSANDS)                                                1999         1998         1997
--------------                                             ----------   ----------   ----------
Revenue
  United States..........................................  $2,100,555   $1,886,237   $1,943,057
  Japan..................................................     687,362      585,658      595,131
  Sweden.................................................     421,153      105,137       16,712
  Germany................................................     369,319      318,787      306,418
  Honduras...............................................     283,565      275,050      240,390
  France.................................................     212,894      232,429      197,580
  Other international....................................     985,735    1,020,862    1,036,832
                                                           ----------   ----------   ----------
                                                            5,060,583    4,424,160    4,336,120
                                                           ==========   ==========   ==========
Property, plant and equipment--net
  United States..........................................  $  390,651   $  408,385   $  396,254
  Honduras...............................................     141,063      109,650      145,404
  Colombia...............................................     101,178       89,279       29,531
  Costa Rica.............................................      97,714       96,293       78,592
  Philippines............................................      75,224       67,061       66,071
  Oceangoing assets......................................      71,710       82,213       94,947
  Other international....................................     247,849      249,404      213,448
                                                           ----------   ----------   ----------
                                                            1,125,389    1,102,285    1,024,247
                                                           ==========   ==========   ==========

                            DOLE FOODS COMPANY, INC.

NOTE 15--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following table presents summarized quarterly results:

                                         FIRST        SECOND       THIRD        FOURTH
(IN THOUSANDS, EXCEPT PER-SHARE DATA)   QUARTER      QUARTER      QUARTER      QUARTER        YEAR
-------------------------------------  ----------   ----------   ----------   ----------   ----------
1999
  Revenue...........................   $1,188,435   $1,316,556   $1,412,098   $1,143,494   $5,060,583
  Gross margin......................      164,788      179,119      179,181      154,413      677,501
  Net income (loss).................       37,711       47,363       (7,996)     (28,534)      48,544
  Net income (loss) per common
    share--diluted..................         0.65         0.83        (0.14)       (0.51)        0.85

1998
  Revenue...........................   $1,011,984   $1,163,986   $1,209,794   $1,038,396   $4,424,160
  Gross margin......................      139,021      208,198      174,482      116,714      638,415
  Net income (loss).................       22,761       82,095       15,562     (108,339)      12,079
  Net income (loss) per common
    share--diluted..................         0.37         1.35         0.26        (1.82)         .20

    The net loss for the fourth quarter of 1999 includes a pre-tax charge of $48 million related to business downsizing. The net loss for the fourth quarter of 1998 includes pre-tax charges of $100 million, net of insurance proceeds, related to Hurricane Mitch and $20 million related to the Company's North American citrus operations. The cumulative total of net income (loss) per common share reported in each quarter of 1999 and 1998 differs from the full-year amount. The difference is due to the timing and significance of special charges recorded in the fourth quarters of 1999 and 1998 combined with repurchases of the Company's common shares during those years. All quarters have twelve weeks, except the third quarter of both years, which has sixteen weeks.

NOTE 16--COMMON STOCK DATA (UNAUDITED)

    The following table shows the market price range of the Company's common stock for each quarter in 1999 and 1998:

                                                                HIGH         LOW
                                                              ---------   ---------
1999
  First quarter.............................................  $32  7/16   $27  3/16
  Second quarter............................................   33 13/16    29   1/8
  Third quarter.............................................   30   3/8    18  5/16
  Fourth quarter............................................   18   1/4    13 13/16
  Year......................................................   33 13/16    13 13/16

1998
  First quarter.............................................  $57   1/8   $43   1/2
  Second quarter............................................   49   1/8    43 15/16
  Third quarter.............................................   52  7/16    32   3/8
  Fourth quarter............................................         35    28  5/16
  Year......................................................   57   1/8    28  5/16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no changes in the Company's independent public accountants for the 1999 and 1998 fiscal years nor have there been any disagreements with the Company's independent public accountants on accounting principles or practices for financial statement disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    There is hereby incorporated by reference the information regarding the Company's directors to appear under the caption "Election of Directors" in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement"). See the list of the Company's executive officers and related information under "Executive Officers of the Registrant", which is set forth in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

    There is hereby incorporated by reference the information to appear under the captions "Remuneration of Directors" and "Compensation of Executive Officers" in the 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    There is hereby incorporated by reference the information with respect to security ownership to appear under the captions "General Information" and "Ownership of Common Stock" in the 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is hereby incorporated by reference the information to appear under the caption "Certain Transactions" in the 2000 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1. Financial Statements:

                                                                          PAGE
                                                                        --------
          Report of Independent Public Accountants....................     25
          Consolidated Statements of Income--fiscal years ended
          January 1, 2000,
          January 2, 1999 and January 3, 1998.........................     26
          Consolidated Balance Sheets--January 1, 2000 and January 2,
          1999........................................................     27
          Consolidated Statements of Cash Flows--fiscal years ended
          January 1, 2000, January 2, 1999 and January 3, 1998........     28
          Notes to Consolidated Financial Statements..................     29
          2. Financial Statement Schedules:

          Independent Public Accountants' Report on Financial
          Statement Schedule..........................................    F-1
          Valuation and Qualifying Accounts...........................    F-2

    All other schedules are omitted because they are not applicable, not required or the information is included elsewhere in the financial statements or notes thereto.

          3. Exhibits:

       EXHIBIT
         NO.
---------------------
         3.1            Restated Articles of Association of the Company, as amended through October 16, 1991. Incorporated by reference to
                        Exhibit 3.1 to the Company's Annual Report on Form 10-K for
                        the fiscal year ended January 2, 1999, File No. 1-4455.

         3.2            By-Laws of the Company, as amended through March 25, 1993.
                        Incorporated by reference to Exhibit 3.2 to the Company's
                        Annual Report on Form 10-K for the fiscal year ended January
                        1, 1994, File No. 1-4455.

         4.1            Credit Agreement dated as of July 29, 1996 among the
                        Company; The Chase Manhattan Bank, as Administrative Agent
                        and Lender; Bank of America National Trust & Savings
                        Association, as Syndication Agent and Lender; Citibank,
                        N.A., as Documentation Agent and Lender; and the financial institutions which are Lenders thereunder, relating to the
                        Company's $400 million revolving credit facility.
                        Incorporated by reference to Exhibit 4.1 to the Company's
                        Quarterly Report on Form 10-QA for the quarter ended October
                        5, 1996, File No. 1-4455.

         4.2            Officers' Certificate dated May 13, 1993 relating to $300
                        million of the Company's 7% notes due 2003. Incorporated by reference to Exhibit 4.2 to the Company's Annual Report on
                        Form 10-K for the fiscal year ended January 2, 1999, File
                        No. 1-4455.

         4.3            Officers' Certificate dated August 3, 1993 relating to $225 million of the Company's 6.75% notes due 2000 and $175
                        million of the Company's 7.875% debentures due 2013.
                        Incorporated by reference to Exhibit 4.3 to the Company's
                        Annual Report on Form 10-K for the fiscal year ended January
                        2, 1999, File No. 1-4455.

         4.4            Officers' Certificate dated October 6, 1998 relating to $300 million of the Company's 6 3/8% notes due 2005. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, event date October 1, 1998, File No. 1-4455.

       EXHIBIT
         NO.
---------------------
         4.5            Indenture dated as of April 15, 1993 between the Company and
                        Chase Manhattan Bank and Trust Company (formerly Chemical
                        Trust Company of California). Incorporated by reference to
                        Exhibit 4.1 to the Company's Current Report on Form 8-K,
                        event date May 6, 1993, File No. 1-4455.

         4.6            Indenture dated as of July 15, 1993 between the Company and
                        Chase Manhattan Bank and Trust Company (formerly Chemical
                        Trust Company of California). Incorporated by reference to
                        Exhibit 4 to the Company's Current Report on Form 8-K, event date July 19, 1993, File No. 1-4455.

         4.7            Dole Food Company, Inc. Master Retirement Savings Trust
                        Agreement dated as of February 1, 1999 between Dole Food
                        Company, Inc. and The Northern Trust Company. Incorporated
                        by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, File
                        No. 1-4455.

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

        Executive Compensation Plans and Arrangements--Exhibits 10.1 - 10.9:

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

        10.4            Dole Food Company, Inc. 1998 Combined Annual and Long-Term
                        Incentive Plan for Executive Officers. Incorporated by
                        reference to Exhibit 10 to the Company's Quarterly Report on
                        Form 10-Q for the fiscal quarter ended June 20, 1998, File
                        No. 1-4455.

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

        10.9            Consulting Agreement dated as of December 16, 1999 between
                        Dole Food Company, Inc. and Lawrence A. Kern.

       EXHIBIT
         NO.
---------------------
          21            Subsidiaries of Dole Food Company, Inc.

          23            Consent of Arthur Andersen LLP.

          27            Financial Data Schedules.

     (b)  Reports on Form 8-K:

    No current reports on Form 8-K were filed by the Company during the last quarter of the year ended January 1, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2000                                         DOLE FOOD COMPANY, INC.
                                                       REGISTRANT

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

           /s/ DAVID H. MURDOCK             Chairman of the Board and Chief         March 30, 2000
    ---------------------------------         Executive Officer and Director
             David H. Murdock

          /s/ DAVID A. DELORENZO            President, Chief Operating Officer      March 30, 2000
    ---------------------------------         and Director
            David A. DeLorenzo

            /s/ KENNETH J. KAY              Chief Financial Officer                 March 30, 2000
    ---------------------------------
              Kenneth J. Kay

              /s/ GIL BOROK                 Controller and Chief Accounting         March 30, 2000
    ---------------------------------         Officer (Principal Accounting
                Gil Borok                     Officer)

            /s/ ELAINE L. CHAO              Director                                March 30, 2000
    ---------------------------------
              Elaine L. Chao

              /s/ MIKE CURB                 Director                                March 30, 2000
    ---------------------------------
                Mike Curb

           /s/ RICHARD M. FERRY             Director                                March 30, 2000
    ---------------------------------
             Richard M. Ferry

            /s/ JAMES F. GARY               Director                                March 30, 2000
    ---------------------------------
              James F. Gary

            /s/ ZOLTAN MERSZEI              Director                                March 30, 2000
    ---------------------------------
              Zoltan Merszei

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Dole Food Company, Inc.:

    We have audited in accordance with generally accepted auditing standards in the United States, the consolidated financial statements of Dole Food Company, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 11, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the preceding index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Los Angeles, California
February 11, 2000

                            DOLE FOOD COMPANY, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                           YEAR ENDED JANUARY 1, 2000

                                                                ADDITIONS
                                                         ------------------------
                                            BALANCE AT   CHARGED TO   CHARGED TO
                                            BEGINNING    COSTS AND       OTHER                      BALANCE AT
(IN THOUSANDS)                               OF YEAR      EXPENSES    ACCOUNTS(B)   DEDUCTIONS(A)   END OF YEAR
--------------                              ----------   ----------   -----------   -------------   -----------
YEAR ENDED JANUARY 1, 2000
  ALLOWANCE FOR DOUBTFUL ACCOUNTS
    Trade receivables....................     51,207       10,132       (2,490)         10,124        48,725
    Notes and other current
      receivables........................     41,558        9,550          179           2,750        48,537
    Long-term notes and other
      receivables........................     34,534       27,531          240          12,542        49,763

YEAR ENDED JANUARY 2, 1999
  ALLOWANCE FOR DOUBTFUL ACCOUNTS
    Trade receivables....................     37,869       16,104          880           3,646        51,207
    Notes and other current
      receivables........................     22,230       23,580         (119)          4,133        41,558
    Long-term notes and other
      receivables........................     24,456       13,882          471           4,275        34,534

YEAR ENDED JANUARY 3, 1998
  ALLOWANCE FOR DOUBTFUL ACCOUNTS
    Trade receivables....................     40,766        4,932           --           7,829        37,869
    Notes and other current
      receivables........................     20,988        4,994           --           3,752        22,230
    Long-term notes and other
      receivables........................     13,474       10,951        3,300           3,269        24,456

NOTE:

(A) Write-off of uncollectible amounts.

(B) Purchase accounting and transfers among allowance accounts.