Form 10-Q
period 2000-03-25
DOLE FOOD COMPANY INC
filed 2000-05-09
CIK 18169

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 25, 2000
                                       OR

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

                                 ONE DOLE DRIVE
                       WESTLAKE VILLAGE, CALIFORNIA 91362
             (Address of principal executive offices and zip code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                     SHARES OUTSTANDING AT APRIL 30, 2000
--------------------------        ----------------------------------------
Common Stock, No Par Value                       55,844,798

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DOLE FOOD COMPANY, INC.
                                     INDEX

                                                                                       PAGE
                                                                                      NUMBER
                                                                                     --------
PART I.  FINANCIAL INFORMATION

    ITEM 1.            Financial Statements

                       Consolidated Statements of Income--quarters ended March 25,
                         2000 and March 27, 1999...................................      3

                       Consolidated Balance Sheets--March 25, 2000 and January 1,
                         2000......................................................      4

                       Consolidated Statements of Cash Flows--quarters ended March
                         25, 2000 and March 27, 1999...............................      5

                       Notes to Consolidated Financial Statements..................      6

    ITEM 2.            Management's Discussion and Analysis of Financial Condition
                         and Results of Operations.................................      8

PART II.  OTHER INFORMATION

    ITEM 6.            Exhibits and Reports on Form 8-K............................     11

                       Signatures..................................................     12

                                    PART I.
                             FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            DOLE FOOD COMPANY, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    (In thousands, except per-share amounts)

                                                                   QUARTER ENDED
                                                              -----------------------
                                                              MARCH 25,    MARCH 27,
                                                                 2000         1999
                                                              ----------   ----------
Revenue.....................................................  $1,156,225   $1,188,435
Cost of products sold.......................................     966,417    1,023,647
                                                              ----------   ----------
  Gross margin..............................................     189,808      164,788

Selling, marketing and administrative expenses..............     121,791      108,634
Hurricane Mitch net insurance proceeds......................          --      (11,676)
                                                              ----------   ----------
  Operating income..........................................      68,017       67,830

Interest income.............................................       2,099        2,545
Other income (expense)--net.................................         542         (389)
                                                              ----------   ----------
  Earnings before interest and taxes........................      70,658       69,986

Interest expense............................................      23,220       21,575
                                                              ----------   ----------
  Income before income taxes................................      47,438       48,411

Income taxes................................................      11,000       10,700
                                                              ----------   ----------

  Net income................................................      36,438       37,711
                                                              ==========   ==========

Net income per common share
  Basic.....................................................  $     0.65   $     0.65
  Diluted...................................................        0.65         0.65
                                                              ==========   ==========

Diluted average number of common shares outstanding.........      55,880       57,853
                                                              ==========   ==========

                 See Notes to Consolidated Financial Statements

                            DOLE FOOD COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                               MARCH 25,    JANUARY 1,
                                                                 2000          2000
                                                              -----------   ----------
                                                              (UNAUDITED)   (AUDITED)
CURRENT ASSETS
  Cash and cash equivalents.................................  $   30,249    $   42,427
  Receivables...............................................     628,530       600,671
  Inventories
    Finished products.......................................     225,613       175,574
    Raw materials and work in progress......................     155,621       181,690
    Crop growing costs......................................      50,405        55,221
    Operating supplies and other............................     120,743       112,090
                                                              ----------    ----------
                                                                 552,382       524,575
  Prepaid expenses..........................................      57,194        45,244
                                                              ----------    ----------
    Total current assets....................................   1,268,355     1,212,917
Investments.................................................      78,362        78,899
Property, plant and equipment...............................   1,128,631     1,125,389
Goodwill....................................................     294,100       297,147
Other assets................................................     314,727       320,106
                                                              ----------    ----------
    TOTAL ASSETS............................................   3,084,175     3,034,458
                                                              ==========    ==========
CURRENT LIABILITIES
  Notes payable.............................................  $   18,937    $   30,098
  Current portion of long-term debt.........................     241,010         9,546
  Accounts payable and accrued liabilities..................     755,493       792,578
                                                              ----------    ----------
    Total current liabilities...............................   1,015,440       832,222
Long-term debt..............................................   1,138,291     1,285,716
Other long-term liabilities.................................     335,256       335,967
Minority interests..........................................      45,827        48,628

Commitments and contingencies

Common shareholders' equity
  Common stock..............................................     316,488       316,478
  Additional paid-in capital................................      56,912        56,795
  Retained earnings.........................................     298,580       273,309
  Accumulated other comprehensive loss......................    (122,619)     (114,657)
                                                              ----------    ----------
    Total common shareholders' equity.......................     549,361       531,925
                                                              ----------    ----------
    TOTAL LIABILITIES AND EQUITY............................   3,084,175     3,034,458
                                                              ==========    ==========

                 See Notes to Consolidated Financial Statements

                            DOLE FOOD COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                  QUARTER ENDED
                                                              ---------------------
                                                              MARCH 25,   MARCH 27,
                                                                2000        1999
                                                              ---------   ---------
OPERATING ACTIVITIES
Net income..................................................  $ 36,438    $ 37,711
Adjustments to net income
  Depreciation and amortization.............................    31,167      30,484
  Provision for deferred income taxes.......................     5,687       5,298
  Cash portion of special charges not included in net
    income..................................................   (10,195)     (3,838)
  Hurricane Mitch insurance proceeds........................        --     (20,510)
  Other adjustments to net income...........................    (2,031)     (1,327)
Change in operating assets and liabilities, net of effects
  from acquisitions and non-cash transactions
  Receivables...............................................   (18,309)    (79,193)
  Inventories...............................................   (31,050)    (47,823)
  Prepaid expenses and other assets.........................   (18,185)    (28,848)
  Accounts payable and accrued liabilities..................   (41,946)     61,106
  Other.....................................................    (1,668)       (539)
                                                              --------    --------
Cash flow used in operating activities......................   (50,092)    (47,479)
                                                              --------    --------

INVESTING ACTIVITIES
Proceeds from sales of assets...............................     1,258       2,761
Capital additions...........................................   (31,902)    (30,472)
Purchases of investments and acquisitions, net of cash
  acquired..................................................        --     (18,590)
Hurricane Mitch insurance proceeds..........................        --      20,510
                                                              --------    --------
Cash flow used in investing activities......................   (30,644)    (25,791)
                                                              --------    --------

FINANCING ACTIVITIES
Short-term debt repayments--net.............................   (13,711)    (15,874)
Long-term borrowings--net...................................    87,725     166,076
Cash dividends paid.........................................    (5,583)     (5,750)
Issuance of common stock....................................       127         685
Repurchase of common stock..................................        --     (67,590)
                                                              --------    --------
Cash flow provided by financing activities..................    68,558      77,547
                                                              --------    --------
Increase (decrease) in cash and cash equivalents............   (12,178)      4,277
Cash and cash equivalents at beginning of period............    42,427      35,352
                                                              --------    --------
Cash and cash equivalents at end of period..................    30,249      39,629
                                                              ========    ========

                 See Notes to Consolidated Financial Statements

                            DOLE FOOD COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1. In the opinion of management, the accompanying unaudited consolidated financial statements of Dole Food Company, Inc. (the "Company") include all adjustments necessary to present fairly the Company's financial position as of March 25, 2000 and January 1, 2000 (audited), its results of operations for the quarters ended March 25, 2000 and March 27, 1999 and its cash flows for the quarters then ended. For additional information, refer to the Notes to Consolidated Financial Statements in the Company's Annual Report on
    Form 10-K for the year ended January 1, 2000.

    Interim results are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full year. The Company's operations are sensitive to a number of factors including weather-related phenomena and their effects on industry volumes, prices, product quality and costs. Operations are also sensitive to fluctuations in currency exchange rates in both sourcing and selling locations. The Company has historically not attempted to hedge fluctuations resulting from foreign currency denominated transactions. However, the Company occasionally enters into forward contracts related to specific foreign currency denominated purchase commitments and sales.

    Certain prior year amounts have been reclassified to conform with the 2000 presentation.

2. The Company has four reportable segments: fresh fruit, fresh vegetables, processed foods and fresh-cut flowers.

    Management evaluates and monitors segment performance primarily through earnings before interest and taxes ("EBIT"). Revenue and EBIT for the reportable segments, other operating segments, and corporate and other were as follows (in thousands):

                                                         MARCH 25,   MARCH 27,
                                                           2000        1999
                                                         ---------   ---------
Revenue
  Fresh fruit..........................................  $ 700,921   $ 734,326
  Fresh vegetables.....................................    213,826     212,568
  Processed foods......................................    182,459     180,812
  Fresh-cut flowers....................................     53,816      54,389
  Other operating segments.............................      5,203       6,340
                                                         ---------   ---------
                                                         1,156,225   1,188,435
                                                         =========   =========
EBIT
  Fresh fruit..........................................  $  45,842   $  30,887
  Fresh vegetables.....................................     15,459      12,052
  Processed foods......................................     19,605      14,453
  Fresh-cut flowers....................................      1,690       9,608
  Other operating segments.............................       (323)       (431)
                                                         ---------   ---------
  Total operating segments.............................     82,273      66,569

  Corporate and other..................................    (11,615)     (8,259)
  Hurricane Mitch net insurance proceeds...............         --      11,676
                                                         ---------   ---------
                                                            70,658      69,986
                                                         =========   =========

    Corporate and other EBIT includes general and administrative costs not allocated to operating segments. Corporate and other EBIT for the first quarter of 2000 includes the write-off of certain investments and capitalized software costs.

                            DOLE FOOD COMPANY, INC.

                                  (Unaudited)

3. The weighted-average number of common shares outstanding used to calculate basic net income per share, which excludes the dilutive effect of stock options, was 55.8 million and 57.8 million for the quarters ended March 25, 2000 and March 27, 1999, respectively.

4. The Company recognized comprehensive income, which consisted of net income and unrealized foreign currency translation net losses, as follows (in thousands):

                                                               QUARTER ENDED
                                                           ---------------------
                                                           MARCH 25,   MARCH 27,
                                                             2000        1999
                                                           ---------   ---------
Net income...............................................   $36,438     $37,711
Unrealized foreign currency translation net loss.........    (7,962)     (5,663)
                                                            -------     -------
Comprehensive income.....................................    28,476      32,048
                                                            =======     =======

    The change in operating assets and liabilities shown in the Consolidated Statements of Cash Flows excludes the effects of foreign currency translation. Such translation reduced assets and liabilities by $12 million and $4 million, respectively, during the quarter ended March 25, 2000 and by $25 million and $19 million, respectively, during the quarter ended
    March 27, 1999.

5. In the fourth quarter of 1999, the Company took a $48 million special charge related to the planned downsizing of certain of its global operations. In connection with its plans, the Company has ceased operations in Nicaragua and Venezuela and continues the process of closing certain production sites and sales offices as well as terminating certain grower contracts and ship charters. Included in this charge as of January 1, 2000 were $31 million of accrued costs primarily related to the termination of certain grower contracts and ship charters as well as the severance and early retirement of employees. During the first quarter of 2000, the Company paid $7 million, $1 million and $2 million for contract terminations, severance and other costs, respectively. These costs were accounted for as a utilization of the related accrual recorded as of January 1, 2000. As of March 25, 2000, accrued costs totaling $21 million remained to be utilized in future periods primarily related to the severance and early retirement of employees.

6. As of March 25, 2000 and March 27, 1999, the Company had allowances for doubtful accounts of $98 million and $95 million, respectively.

7. In July 2000, the Company's $225 million, 6.75% unsecured notes mature. As of January 1, 2000, the Company had classified these obligations as long-term due to its ability and intent to refinance the maturity using a long-term instrument. The Company currently intends to finance the maturity on a short-term basis and repay the ensuing short-term debt with cash flows primarily from the sales of assets. As such, these obligations have been classified as current as of March 25, 2000.

8. During the first quarters of both 2000 and 1999, the Company declared dividends of $11 million on its common stock of which $6 million were paid. The dividends declared during the first quarter of each year represent regular quarterly dividends of 10 cents per share for the first and second quarters of the respective year.

9. The Company paid interest of $23 million during the first quarter of 2000 and $21 million for the same period of 1999. The Company paid income taxes of $6 million during the first quarter of 2000 and $7 million during the first quarter of 1999.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            DOLE FOOD COMPANY, INC.

RESULTS OF OPERATIONS

FRESH FRUIT

    Fresh fruit revenues for the first quarter of 2000 decreased 5% to $701 million from $734 million for the first quarter of 1999. The decrease was primarily due to lower revenues in the European banana business, as banana volumes to secondary markets in Eastern Europe were reduced as part of the Company's efforts to downsize its banana business. In addition, the unfavorable impact of Euro-based currency exchange rates, as well as a market oversupply of bananas and other fruits in Europe, resulted in lower pricing. This decrease was partially offset by higher revenues from the North American banana business as a result of increased volumes and slightly improved pricing.

    Earnings before interest and taxes ("EBIT") in the fresh fruit segment for the first quarter of 2000 increased 48% to $46 million from $31 million for the first quarter of 1999. Fresh fruit EBIT increased primarily due to lower production and logistics costs in the Company's Latin American-sourced banana business, largely as a result of the Company's ongoing cost-cutting initiatives, combined with slightly higher pricing in the North American market. In addition, the recovery of the Company's California citrus business from a crop freeze at the end of 1998 contributed to improved EBIT.

FRESH VEGETABLES

    Fresh vegetables revenues of $214 million for the first quarter of 2000 were relatively flat as compared with revenues for the first quarter of 1999. Revenues increased in the Company's fresh-cut salads business primarily due to continued category and market share growth. This increase was offset by lower volumes in Asia due to competitive pressures and lower revenues in Europe due to the continued weakening of Euro-based currencies.

    EBIT in the fresh vegetables segment for the first quarter of 2000 increased 28% to $15 million from $12 million for the first quarter of 1999. The increase was largely due to sales volume growth partially offset by higher marketing expenses in the Company's fresh-cut salads business.

PROCESSED FOODS

    Processed foods revenues of $182 million for the first quarter of 2000 were largely unchanged from the first quarter of 1999. Revenues in the Company's processed pineapple business increased, as the success of its new FRUIT BOWLS-Registered Trademark- and FUN SHAPES-Registered Trademark- products in North America compensated for lower pricing in traditional pineapple products in both North America and Asia. In addition, unfavorable currency exchange rates experienced by the Company's European processed pineapple and dried foods businesses offset growth in revenues.

    EBIT in the processed foods segment for the first quarter of 2000 increased 36% to $20 million from $14 million for the first quarter of 1999. EBIT increased largely as a result of lower production and distribution costs in the Company's Honduran beverage business due in part to its recovery from Hurricane Mitch impacts during the comparable quarter of 1999. In the North American processed pineapple business, increased selling and marketing costs in the first quarter of 2000 associated with the development and launch of new products largely offset revenue increases from those products.

FRESH-CUT FLOWERS

    Fresh-cut flowers revenues totaled $54 million for the first quarter of both 2000 and 1999, as slightly higher volumes were offset by weak pricing due to high industry supplies.

    EBIT in the fresh-cut flowers segment for the first quarter of 2000 decreased to $2 million from $10 million for the first quarter of 1999. EBIT was lower due to increased shipping and airfreight rates, primarily from increased fuel prices, combined with higher logistics and distribution costs. The Company anticipates this trend of higher costs and lower earnings will continue in the near term.

    In the first quarter of 1999, the Company received $21 million of insurance proceeds and incurred $9 million of rehabilitation expenses related to Hurricane Mitch, which devastated portions of Latin America in the fourth quarter of 1998. These net proceeds of $12 million were reported on a separate line in the 1999 Consolidated Statement of Income. The Company has not received additional Hurricane Mitch-related insurance proceeds in 2000; however, it continues to pursue recovery under various insurance policies for losses sustained. Future insurance proceeds will continue to be reported on a separate line in the Company's Consolidated Statements of Income.

    In the fourth quarter of 1999, the Company took a $48 million special charge related to the planned downsizing of certain of its global operations. In connection with its plans, the Company has ceased operations in Nicaragua and Venezuela and continues the process of closing certain production sites and sales offices as well as terminating certain grower contracts and ship charters. Included in this charge as of January 1, 2000 were $31 million of accrued costs primarily related to the termination of certain grower contracts and ship charters as well as the severance and early retirement of employees. During the first quarter of 2000, the Company paid $7 million, $1 million and $2 million for contract terminations, severance and other costs, respectively. These costs were accounted for as a utilization of the related accrual recorded as of January 1, 2000. As of March 25, 2000, accrued costs totaling $21 million remained to be utilized in future periods primarily related to the severance and early retirement of employees.

    In 1999, the Company initiated a review of its non-core assets and under-performing businesses with the intention to sell or liquidate those that fall outside of the Company's future strategic direction or that do not meet internal economic return criteria. This initiative is expected to generate approximately $100 million to $200 million of cash proceeds over the next
18 months. In addition, the Company is considering the sale of its Honduran beverage operations. Proceeds from these activities will primarily be used to pay down debt.

    Other income (expense)--net consists primarily of minority interest expense and gains and losses on the sale of property. In the first quarter of 2000, other income included gains on the sales of investments and agricultural land.

    For the first quarter of 2000, interest expense increased to $23 million from $22 million for the first quarter of 1999. Interest expense rose due to higher average debt levels primarily as a result of funding capital additions and common stock repurchases during the latter part of 1999.

    During the first quarter of 2000, the Company's effective tax rate increased to 23% from 22% during the same period of 1999. The increase was primarily due to changes in the Company's earnings mix. This rate is expected to be maintained in the near term.

    The European Union ("EU") banana regulations, which impose quotas and tariffs on bananas, remained in effect during the first quarter of 2000. In 1999, the EU changed the licensing system for the EU's Tariff Rate Quota banana regime in response to adverse rulings by the World Trade Organization ("WTO"). However, this new license system was also found to be discriminatory, and the United States and Ecuador were authorized to impose retaliatory sanctions until the EU complies with its WTO obligations. The EU has stated its intention to comply, but has not made the necessary changes to bring its banana import regime into compliance. Discussions are ongoing between the EU, the United States and Ecuador. The net impact of these changes on the Company's future results of operations is not determinable until the details of any new system are known and finalized.

    The Company distributes its products in more than 90 countries throughout the world. Its international sales are usually transacted in U.S. dollars and major European and Asian currencies. Certain costs are incurred in currencies different from those that are received from the sale of products. While results of operations may be affected by fluctuations in currency exchange rates in both the sourcing and selling locations, the Company has, with minor exceptions, historically not hedged these exposures. During the first quarter of 2000, the U.S. dollar strengthened significantly against Euro-based currencies of the EU. The impact of changes to this and other currency exchange rates on the Company's fiscal year 2000 results of operations and financial position is not determinable at this time.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS 133 by one year. The Company currently anticipates adopting SFAS 133 in the third quarter of 2000. Such adoption is not expected to have a material impact on the Company's financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow used in operating activities increased to $50 million for the first quarter of 2000 from $47 million for the same quarter of 1999. During the first quarter of 1999, operating cash flow was unfavorably impacted by high receivable balances during that period related to the timing of cash receipts. During the first quarter of 2000, cash used in accounts payable and accrued liabilities included higher levels of payments to growers and suppliers.

    Capital expenditures of $32 million for the first quarter of 2000 were for the acquisition and improvement of productive assets, which included $1 million for the replacement or capitalizable repair of assets destroyed or damaged by Hurricane Mitch.

    In the first quarter of 1999, investments and acquisitions of $19 million include the Company's increased ownership in the Honduran beverage business and the acquisition of banana production operations in South America.

    As of March 25, 2000, the Company's total debt increased to $1.4 billion from $1.3 billion at the end of 1999 largely to fund seasonal working capital requirements and capital additions. The Company's net debt to net debt and equity percentage remained steady at 71% during that period. As of March 25, 2000, the Company had $295 million outstanding under its $400 million, 5-year revolving credit facility (the "Facility") and had borrowings outstanding under uncommitted lines of credit totaling $30 million. Provisions under the Facility require the Company to comply with certain financial covenants which include a maximum permitted ratio of consolidated debt to net worth and a minimum required fixed charge coverage ratio. As of March 25, 2000, the Company was in compliance with these covenants.

    In July 2000, the Company's $225 million, 6.75% unsecured notes mature. As of January 1, 2000, the Company had classified these obligations as long-term due to its ability and intent to refinance the maturity using a long-term instrument. The Company currently intends to finance the maturity on a short-term basis and repay the ensuing short-term debt with cash flows primarily from the sales of assets. As such, these obligations have been classified as current as of March 25, 2000.

    During January and February 1999, the Company repurchased approximately
2.3 million of its common shares for $68 million. These share repurchases were funded by debt. Approximately 3.3 million shares remain authorized for repurchase under the Company's stock repurchase program.

    The Company believes that its cash flow from operations, as well as its existing cash balances, revolving credit facility and access to capital markets, will enable it to meet its working capital, capital expenditure, debt maturity, dividend and interest payment and other funding requirements.

    This filing contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. The potential risks and uncertainties that could cause the Company's actual results to differ materially from those expressed or implied herein include weather-related phenomena; market responses to industry volume pressures; product and raw materials supplies and pricing; changes in interest and currency exchange rates; economic crises in developing countries; and quotas, tariffs and other governmental actions.

                                    PART II.
                               OTHER INFORMATION
                            DOLE FOOD COMPANY, INC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS:

       EXHIBIT
         NO.
---------------------
 27                     Financial data schedule

    (b) No reports on Form 8-K were filed during the quarter ended March 25,
       2000

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       DOLE FOOD COMPANY, INC.
                                                       Registrant

May 9, 2000                                            By:                /s/ GIL BOROK
                                                            -----------------------------------------
                                                                            Gil Borok
                                                                          CONTROLLER AND
                                                                     CHIEF ACCOUNTING OFFICER