Form 10-Q
period 2000-06-17
DOLE FOOD COMPANY INC
filed 2000-08-01
CIK 18169

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 17, 2000
                                       OR

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                           SHARES OUTSTANDING AT JULY 31, 2000
                    -----                           -----------------------------------
         Common Stock, No Par Value                             55,844,853

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DOLE FOOD COMPANY, INC.
                                     INDEX

                                                                              PAGE
                                                                             NUMBER
                                                                            --------
PART I.       FINANCIAL INFORMATION

    ITEM 1.   Financial Statements

              Consolidated Statements of Income--quarters and half years
                ended June 17, 2000 and June 19, 1999.....................       3

              Consolidated Balance Sheets--June 17, 2000 and January 1,
                2000......................................................       5

              Consolidated Statements of Cash Flows--half years ended
                June 17, 2000 and June 19, 1999...........................       6

              Notes to Consolidated Financial Statements..................       7

    ITEM 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................      10

PART II.      OTHER INFORMATION

    ITEM 4.   Submission of Matters to a Vote of Security Holders.........      15

    ITEM 6.   Exhibits and Reports on Form 8-K............................      15

              Signatures..................................................      16

                                    PART I.
                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                            DOLE FOOD COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                                                   QUARTER ENDED
                                                              -----------------------
                                                               JUNE 17,     JUNE 19,
                                                                 2000         1999
                                                              ----------   ----------
Revenue.....................................................  $1,300,970   $1,316,556
Cost of products sold.......................................   1,089,404    1,137,437
                                                              ----------   ----------
  Gross margin..............................................     211,566      179,119

Selling, marketing and administrative expenses..............     130,862      114,125
Hurricane Mitch net insurance proceeds......................          --      (14,839)
                                                              ----------   ----------
  Operating income..........................................      80,704       79,833

Interest income.............................................       1,958        2,751
Other expense--net..........................................        (700)        (662)
                                                              ----------   ----------
  Earnings before interest and taxes........................      81,962       81,922

Interest expense............................................      23,577       21,259
                                                              ----------   ----------

  Income before income taxes................................      58,385       60,663
                                                              ----------   ----------

Income taxes................................................      13,300       13,300
                                                              ----------   ----------

  Net income................................................      45,085       47,363
                                                              ==========   ==========

Net income per common share
  Basic.....................................................  $     0.81   $     0.83
  Diluted...................................................        0.81         0.83
                                                              ==========   ==========

Diluted average number of common shares outstanding.........      55,998       57,223
                                                              ==========   ==========

                 See Notes to Consolidated Financial Statements

                            DOLE FOOD COMPANY, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                                                  HALF YEAR ENDED
                                                              -----------------------
                                                               JUNE 17,     JUNE 19,
                                                                 2000         1999
                                                              ----------   ----------
Revenue.....................................................  $2,457,195   $2,504,991
Cost of products sold.......................................   2,055,821    2,161,084
                                                              ----------   ----------
  Gross margin..............................................     401,374      343,907

Selling, marketing and administrative expenses..............     252,653      222,759
Hurricane Mitch net insurance proceeds......................          --      (26,515)
                                                              ----------   ----------
  Operating income..........................................     148,721      147,663

Interest income.............................................       4,057        5,296
Other expense--net..........................................        (158)      (1,051)
                                                              ----------   ----------
  Earnings before interest and taxes........................     152,620      151,908

Interest expense............................................      46,797       42,834
                                                              ----------   ----------
  Income before income taxes................................     105,823      109,074

Income taxes................................................      24,300       24,000
                                                              ----------   ----------
  Net income................................................      81,523       85,074
                                                              ==========   ==========

Net income per common share
  Basic.....................................................  $     1.46   $     1.48
  Diluted...................................................        1.46         1.48
                                                              ==========   ==========

Diluted average number of common shares outstanding.........      55,942       57,537
                                                              ==========   ==========

                 See Notes to Consolidated Financial Statements

                            DOLE FOOD COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                               JUNE 17,     JANUARY 1,
                                                                 2000          2000
                                                              -----------   ----------
                                                              (UNAUDITED)   (AUDITED)
CURRENT ASSETS
  Cash and cash equivalents.................................  $   28,133    $   42,427
  Receivables...............................................     641,351       600,671
  Inventories
    Finished products.......................................     209,424       175,574
    Raw materials and work in progress......................     148,461       181,690
    Crop growing costs......................................      46,610        55,221
    Operating supplies and other............................     111,797       112,090
                                                              ----------    ----------
    Total inventories.......................................     516,292       524,575
  Prepaid expenses..........................................      60,146        45,244
                                                              ----------    ----------
    Total current assets....................................   1,245,922     1,212,917
Investments.................................................      81,684        78,899
Property, plant and equipment...............................   1,114,644     1,125,389
Goodwill....................................................     291,163       297,147
Other assets................................................     306,661       320,106
                                                              ----------    ----------
    TOTAL ASSETS............................................   3,040,074     3,034,458
                                                              ==========    ==========

CURRENT LIABILITIES
  Short-term borrowings.....................................  $   73,221    $   30,098
  Current portion of long-term debt.........................       8,499         9,546
  Accounts payable and accrued liabilities..................     759,963       792,578
                                                              ----------    ----------
    Total current liabilities...............................     841,683       832,222
Long-term debt..............................................   1,213,638     1,285,716
Other long-term liabilities.................................     346,053       335,967
Minority interests..........................................      47,522        48,628

Commitments and contingencies

Common shareholders' equity
  Common stock..............................................     316,488       316,478
  Additional paid-in capital................................      56,912        56,795
  Retained earnings.........................................     343,664       273,309
  Accumulated other comprehensive loss......................    (125,886)     (114,657)
                                                              ----------    ----------
    Total common shareholders' equity.......................     591,178       531,925
                                                              ----------    ----------
    TOTAL LIABILITIES AND EQUITY............................   3,040,074     3,034,458
                                                              ==========    ==========

                 See Notes to Consolidated Financial Statements

                            DOLE FOOD COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 HALF YEAR ENDED
                                                              ---------------------
                                                              JUNE 17,    JUNE 19,
                                                                2000        1999
                                                              ---------   ---------
OPERATING ACTIVITIES
Net income..................................................  $ 81,523    $ 85,074
Adjustments to net income
    Depreciation and amortization...........................    63,614      58,236
    Provision for deferred income taxes.....................    12,650      13,169
    Cash portion of special charges not included in net
      income................................................   (12,865)     (3,838)
    Hurricane Mitch insurance proceeds......................        --     (38,331)
    Other adjustments to net income.........................    (6,280)     (2,080)
Change in operating assets and liabilities,
  net of effects from acquisitions and non-cash transactions
    Receivables.............................................   (31,930)    (70,677)
    Inventories.............................................     2,826     (15,140)
    Prepaid expenses and other assets.......................   (19,442)    (36,485)
    Accounts payable and accrued liabilities................   (11,643)     66,704
    Internal Revenue Service refund related to prior years'
      audits................................................        --      14,550
    Other...................................................    (1,812)      9,379
                                                              --------    --------
Cash flow provided by operating activities..................    76,641      80,561
                                                              --------    --------

INVESTING ACTIVITIES
Proceeds from sales of assets...............................     5,886       3,613
Capital additions...........................................   (56,152)    (55,631)
Purchases of investments and acquisitions, net of cash
  acquired..................................................      (921)    (18,792)
Hurricane Mitch insurance proceeds..........................        --      38,331
                                                              --------    --------
Cash flow used in investing activities......................   (51,187)    (32,479)
                                                              --------    --------

FINANCING ACTIVITIES
Short-term repayments--net..................................    (8,122)    (23,605)
Long-term (repayments) borrowings--net......................   (20,585)     83,552
Cash dividends paid.........................................   (11,168)    (11,455)
Issuance of common stock....................................       127         717
Repurchase of common stock..................................        --     (67,590)
                                                              --------    --------
Cash flow used in financing activities......................   (39,748)    (18,381)
                                                              --------    --------

Increase (decrease) in cash and cash equivalents............   (14,294)     29,701
Cash and cash equivalents at beginning of period............    42,427      35,352
                                                              --------    --------

Cash and cash equivalents at end of period..................    28,133      65,053
                                                              ========    ========

                 See Notes to Consolidated Financial Statements

                            DOLE FOOD COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1. In the opinion of management, the accompanying unaudited consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (the "company") include all adjustments necessary to present fairly the company's financial position as of June 17, 2000 and January 1, 2000 (audited), its results of operations for the quarters and half years ended June 17, 2000 and June 19, 1999 and its cash flows for the half years then ended. For additional information, including a summary of significant accounting policies used in the preparation of these financial statements, refer to the Notes to Consolidated Financial Statements in the company's Annual Report on Form 10-K for the year ended January 1, 2000.

    Interim results are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full year. The company's operations are sensitive to a number of factors including weather-related phenomena and their effects on industry volumes, prices, product quality and costs. Operations are also sensitive to fluctuations in currency exchange rates in both sourcing and selling locations. The company has historically, with certain minor exceptions, not attempted to hedge fluctuations resulting from foreign currency denominated transactions.

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

    Management evaluates and monitors segment performance primarily through earnings before interest and taxes ("EBIT"). Revenue and EBIT for the reportable segments, other operating segments, and corporate and other were as follows (in thousands):

                                              QUARTER ENDED            HALF YEAR ENDED
                                         -----------------------   -----------------------
                                          JUNE 17,     JUNE 19,     JUNE 17,     JUNE 19,
                                            2000         1999         2000         1999
                                         ----------   ----------   ----------   ----------
Revenue
  Fresh fruit..........................  $  785,844   $  864,283   $1,486,765   $1,598,609
  Fresh vegetables.....................     243,519      197,212      457,345      409,780
  Processed foods......................     206,387      193,623      388,846      374,435
  Fresh-cut flowers....................      53,508       55,373      107,324      109,762
  Other operating segments.............      11,712        6,065       16,915       12,405
                                         ----------   ----------   ----------   ----------
                                          1,300,970    1,316,556    2,457,195    2,504,991
                                         ==========   ==========   ==========   ==========
EBIT
  Fresh fruit..........................  $   35,680   $   28,281   $   81,522   $   59,168
  Fresh vegetables.....................      28,320       18,580       43,779       30,632
  Processed foods......................      23,434       19,801       43,039       34,254
  Fresh-cut flowers....................       4,458        5,804        6,148       15,412
  Other operating segments.............        (313)        (205)        (636)        (636)
                                         ----------   ----------   ----------   ----------
  Total operating segments.............      91,579       72,261      173,852      138,830

  Corporate and other..................      (9,617)      (5,178)     (21,232)     (13,437)
  Hurricane Mitch net insurance
    proceeds...........................          --       14,839           --       26,515
                                         ----------   ----------   ----------   ----------
                                             81,962       81,922      152,620      151,908
                                         ==========   ==========   ==========   ==========

                            DOLE FOOD COMPANY, INC.

                                  (Unaudited)

    Corporate and other EBIT includes general and administrative costs not allocated to operating segments. Corporate and other EBIT for the first half of 2000 included the write-off of certain investments and capitalized software costs. Corporate and other EBIT for the first half of 1999 included lower expense levels related to bonuses and self-insurance.

3. The weighted-average number of common shares outstanding used to calculate basic net income per share, which excludes the dilutive effect of stock options, was 55.9 million and 57.1 million for the quarters ended, and
    55.8 million and 57.4 million for the half years ended June 17, 2000 and June 19, 1999, respectively.

4. The company recognized comprehensive income, which consisted of net income and unrealized foreign currency translation net losses, as follows (in thousands):

                                                   QUARTER ENDED        HALF YEAR ENDED
                                                -------------------   -------------------
                                                JUNE 17,   JUNE 19,   JUNE 17,   JUNE 19,
                                                  2000       1999       2000       1999
                                                --------   --------   --------   --------
Net income....................................  $45,085    $ 47,363   $ 81,523   $ 85,074
Unrealized foreign currency translation net
  loss........................................   (3,267)    (11,242)   (11,229)   (16,905)
                                                -------    --------   --------   --------
Comprehensive income..........................   41,818      36,121     70,294     68,169
                                                =======    ========   ========   ========

    The unrealized foreign currency translation net loss in the second quarter of 2000 decreased as compared to the second quarter of 1999 due to a less significant change in the euro spot rate against the dollar during the second quarter of 2000 versus the comparable change during the second quarter of 1999.

    The change in operating assets and liabilities shown in the Consolidated Statements of Cash Flows excludes the effects of foreign currency translation. Such translation reduced assets and liabilities by $17 million and $6 million, respectively, during the half year ended June 17, 2000 and by $66 million and $49 million, respectively, during the half year ended June 19, 1999.

5. In the fourth quarter of 1999, the company took a $48 million special charge related to the planned downsizing of certain of its global operations. In connection with its plan, the company has ceased operations in Nicaragua and Venezuela and terminated certain ship charters. The company continues the process of closing certain production sites and sales offices as well as terminating certain grower contracts. Included in this charge were $31 million of accrued costs primarily related to the termination of certain grower contracts and ship charters as well as the severance of employees. During the first half of 2000, the company paid $9 million, $2 million and $2 million for contract terminations, severance and other costs, respectively. These costs were accounted for as a utilization of the related accrual recorded as of January 1, 2000. Also included in the $31 million of accrued costs at the end of 1999 was $11 million related to the early retirement of employees. In the second quarter of 2000, these employee retirements became effective, and the related early retirement benefits were transferred from accrued liabilities to non-current accrued pension cost. As of June 17, 2000, accrued special charge costs totaling $7 million remained to be utilized by the end of the current fiscal year.

6. During the first half of both 2000 and 1999, the company declared and paid dividends of $11 million on its common stock representing its regular quarterly dividends of 10 cents per share.

7. The company paid interest of $45 million during the first half of 2000 and $42 million for the same period of 1999. The company paid income taxes of $10 million during the first half of 2000 and net

                            DOLE FOOD COMPANY, INC.

                                  (Unaudited)

    income taxes of $1 million during the first half of 1999, which was comprised of $16 million of payments offset by $15 million of refunds related to the partial settlement of disputed items from prior years' Internal Revenue Service audits.

8.  Subsequent to June 17, 2000, the following occurred:

       In July 2000, the company entered into a $250 million, 364-day revolving credit facility (the "364-day Facility"). At the company's option, borrowings under the 364-day Facility will bear interest at a certain percentage over the London Interbank Offered Rate, the agent's prime rate or the Federal Funds rate. Proceeds from the 364-day Facility will be used to meet the company's short-term financing needs and for other general corporate purposes.

       In July 2000, the company repaid its $225 million, 6.75% notes which matured on July 15, 2000. As of January 1, 2000, these notes had been classified as long-term debt due to the company's ability and intent as of that date to refinance the maturity using a long-term instrument. The company has financed $40 million of this maturity under its 364-day Facility. The remaining $185 million was financed under the company's existing 5-year revolving credit facility. As such, $40 million of these obligations have been classified as short term borrowings at June 17, 2000. The remainder of short-term borrowings at June 17, 2000 and the balance of short-term borrowings at January 1, 2000 is primarily notes payable to banks.

       In late June and July 2000, the company received additional proceeds of $51 million in final settlement of the majority of its insurance claims related to losses sustained from Hurricane Mitch, which occurred at the end of 1998. These proceeds, net of claims preparation expenses of $2 million, will be recognized on a separate line as a component of operating income during the third quarter of 2000.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            DOLE FOOD COMPANY, INC.

RESULTS OF OPERATIONS

FRESH FRUIT

    Fresh fruit revenues for the first half of 2000 decreased 7% to $1.5 billion from $1.6 billion for the first half of 1999. Revenues for the second quarter of 2000 decreased 9% to $786 million from $864 million for the second quarter of 1999. These decreases were primarily due to lower revenues in the European banana business, as banana volumes shipped to secondary markets in Eastern Europe were reduced through the company's efforts to downsize its banana business. In addition, the euro's decline against the dollar since the comparable period of 1999 negatively impacted dollar-equivalent revenues from fresh fruit products in the European market. In the company's Chilean fruit business, revenues decreased due to lower export volumes from that region combined with slightly lower pricing in the North American and European markets. This overall decrease in fresh fruit revenues was partially offset by higher revenues in the North American banana business as a result of increased volumes sold in that market.

    Earnings before interest and taxes ("EBIT") in the fresh fruit segment for the first half of 2000 increased 38% to $82 million from $59 million for the first half of 1999. EBIT for the second quarter of 2000 increased 26% to $36 million from $28 million in the second quarter of 1999. Fresh fruit EBIT increased primarily due to significant cost-cutting activities in the company's Latin American-sourced banana business, which resulted in lower production and logistics costs and lower volumes shipped to secondary (unprofitable) markets in Europe. In addition, the recovery of the company's California citrus business from a crop freeze at the end of 1998 further improved fresh fruit EBIT. These increases were partially offset by the negative impact of the euro's decline against the dollar since the same period of 1999.

FRESH VEGETABLES

    Fresh vegetables revenues for the first half of 2000 increased 12% to $457 million from $410 million for the first half of 1999. Revenues for the second quarter of 2000 increased 23% to $244 million from $197 million for the second quarter of 1999. Revenues increased in the company's North American fresh-cut salads business due to continued category and market share growth during the first half of 2000. In addition, revenues increased in the company's North American commodity vegetables business due to overall strong pricing, primarily in the second quarter, as a result of lower market supply.

    EBIT in the fresh vegetables segment for the first half of 2000 increased 43% to $44 million from $31 million for the first half of 1999. EBIT for the second quarter of 2000 increased 52% to $28 million from $19 million in the second quarter of 1999. These increases were primarily due to strong pricing in the North American commodity vegetables business. Increased EBIT resulting from continued sales growth in the company's fresh-cut salads business was somewhat offset by higher marketing expenses.

PROCESSED FOODS

    Processed foods revenues for the first half of 2000 increased 4% to $389 million from $374 million for the first half of 1999. Revenues for the second quarter of 2000 increased 7% to $206 million from $194 million for the second quarter of 1999. Revenues in the company's processed pineapple business increased, as the continued success of its new FRUIT BOWLS-Registered Trademark-and FUN SHAPES-Registered Trademark- products in North America compensated for lower pricing in traditional pineapple products in both North America and Asia. In the company's European processed pineapple and dried foods businesses, the euro's decline against the dollar since the comparable period of 1999 negatively impacted dollar-equivalent revenues.

    EBIT in the processed foods segment for the first half of 2000 increased 26% to $43 million from $34 million for the first half of 1999. EBIT for the second quarter of 2000 increased 18% to $23 million from $20 million in the second quarter of 1999. Processed foods EBIT increased largely due to higher earnings in the company's North American processed pineapple business as a result of cost reductions in sourcing locations combined with higher demand for new products in the North American market. Increased EBIT from growth in new product sales was partially offset by higher related marketing expenses. In the company's Honduran beverage operation, earnings grew largely due to the recovery of the business during the first quarter of 2000 from the impact of Hurricane Mitch on the comparable quarter of 1999.

FRESH-CUT FLOWERS

    Fresh-cut flowers revenues remained relatively unchanged at $107 million for the first half of 2000 as compared to $110 million for the first half of 1999. Similarly, revenues were $54 million for the second quarter of 2000 as compared to $55 million for the second quarter of 1999. Revenues were flat in the fresh-cut flowers segment as improved demand from supermarket customers was offset by lower pricing and volumes to wholesale customers.

    EBIT in the fresh-cut flowers segment for the first half of 2000 decreased to $6 million from $15 million for the first half of 1999. EBIT for the second quarter of 2000 decreased to $4 million from $6 million in the second quarter of 1999. EBIT was lower due to increased shipping and airfreight rates, primarily driven by increased fuel prices, combined with higher logistics and distribution costs. The company currently anticipates slightly improved full-year 2000 results.

    In the first half of 1999, the company received a total of $38 million of insurance proceeds and incurred $12 million of rehabilitation expenses related to Hurricane Mitch, which devastated portions of Latin America in the fourth quarter of 1998. Of this total, $18 million of proceeds were received and $3 million of expenses were incurred in the second quarter. The net proceeds of $15 million and $26 million for the second quarter and first half of 1999, respectively, were reported on a separate line in the Consolidated Statements of Income. The company did not receive additional Hurricane Mitch-related insurance proceeds in the first half of 2000. Subsequent to the end of the second quarter, the company received additional proceeds of $51 million in final settlement of the majority of claims related to losses sustained from Hurricane Mitch. These proceeds, net of claims-preparation expenses of $2 million, will be recognized on a separate line as a component of operating income during the third quarter of 2000. The company continues to pursue the final settlement of certain minor claims. Any future insurance proceeds will continue to be reported on a separate line in the company's Consolidated Statements of Income.

    In the fourth quarter of 1999, the company took a $48 million special charge related to the planned downsizing of certain of its global operations. In connection with its plan, the company has ceased operations in Nicaragua and Venezuela and terminated certain ship charters. The company continues the process of closing certain production sites and sales offices as well as terminating certain grower contracts. Included in this charge were $31 million of accrued costs primarily related to the termination of certain grower contracts and ship charters as well as the severance of employees. During the first half of 2000, the company paid $9 million, $2 million and $2 million for contract terminations, severance and other costs, respectively. These costs were accounted for as a utilization of the related accrual recorded as of January 1, 2000. Also included in the $31 million of accrued costs at the end of 1999 was $11 million related to the early retirement of employees. In the second quarter of 2000, these employee retirements became effective, and the related early retirement benefits were transferred from accrued liabilities to non-current accrued pension cost. As of June 17, 2000, accrued special charge costs totaling $7 million remained to be utilized by the end of the current fiscal year.

    In the latter part of 1999, the company initiated a review of its non-core assets and under-performing businesses with the intention to sell or liquidate those that fall outside of the company's strategic direction or that do not meet internal economic return criteria. This initiative was expected to generate approximately $100 million to $200 million of cash proceeds over a period of 18 months. To date, the company has sold its citrus business in Florida and disposed of certain idle properties in California. The company has also received letters of intent for its California citrus and almonds businesses. In total, these sales are expected to generate gross proceeds of approximately
$65 million. The company is also considering the sale of portions of its deciduous businesses located in North America. In addition, the company is pursuing the sale of its Honduran beverage operations. Proceeds from these activities will primarily be used to pay down debt.

    Other expense--net consists primarily of minority interest expense and certain non-operating items.

    Interest expense for the first half of 2000 increased to $47 million from $43 million for the first half of 1999. For the second quarter of 2000, interest expense increased to $24 million from $21 million for the second quarter of 1999. Interest expense rose due to higher average debt levels during the first half of 2000 as compared to the same period of 1999.

    During the first half of 2000, the company's effective tax rate increased to 23% from 22% during the same period of 1999. The increase was primarily due to changes in the company's earnings mix.

    The European Union ("EU") banana regulations, which impose quotas and tariffs on bananas, remained in effect during the first half of 2000. In 1999, the EU changed the licensing system for the EU's Tariff Rate Quota banana regime in response to adverse rulings by the World Trade Organization ("WTO"). However, this new license system was also found to be discriminatory, and the United States and Ecuador were authorized to impose retaliatory sanctions until the EU complies with its WTO obligations. The EU has stated its intention to comply, but has not made the necessary changes to bring its banana import regime into compliance. Discussions are ongoing between the EU, the United States and Ecuador. The net impact of these changes on the company's future results of operations is not determinable until the details of any new system are known and finalized.

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

    Since its introduction at the beginning of 1999, the euro and other European currencies with fixed euro exchange rates have declined significantly against the U.S. dollar. This decline has had a significant impact on dollar-equivalent revenues generated in the European market. The impact of future changes to this and other currency exchange rates on the company's fiscal year 2000 results of operations and financial position is not determinable at this time.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS 133 by one year. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended portions of SFAS 133. The company currently anticipates adopting SFAS 133, as amended by SFAS 137 and SFAS 138, in the first quarter of 2001. Additionally, in March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation." The company adopted

FIN 44 as of July 1, 2000. Such adoptions have not had and are currently not expected to have a material impact on the company's financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow provided by operating activities decreased slightly to $77 million for the first half of 2000 from $81 million for the same period of 1999. During the first half of 2000, cash used in accounts payable and accrued liabilities included higher levels of payments to growers and suppliers. During the first half of 1999, operating cash flow was impacted by high receivables balances during that period related to the timing of cash receipts. Additionally, during the first half of 1999, the company received $38 million of Hurricane Mitch insurance proceeds and a refund from the Internal Revenue Service of $15 million related to the partial settlement of certain disputed items from prior years' audits.

    Capital expenditures of $56 million for the first half of 2000 were for the acquisition and improvement of productive assets, which included $9 million for the replacement or capitalizable repair of assets destroyed or damaged by Hurricane Mitch.

    In the first half of 2000, investments and acquisitions of $1 million were the result of the company's increased ownership of its Honduran beverage business. In the first half of 1999, investments and acquisitions of $19 million included the company's increased ownership in its Honduran beverage business and the acquisition of banana production operations in South America.

    At the end of 1999, the company's gross debt totaled $1.33 billion. During the first quarter of 2000, that debt level rose approximately $70 million to $1.40 billion due to uncustomarily higher seasonal working capital requirements. During the second quarter of 2000, the company paid down approximately
$100 million of debt with cash generated from operations. As a result of lower debt combined with higher retained earnings, the company's net debt to net debt and equity percentage improved to 68% at the end of the second quarter of 2000 from 71% at the end of 1999. As of June 17, 2000, the company's debt totaled $1.30 billion, which included $215 million outstanding under its $400 million, 5-year revolving credit facility (the "Facility") and $2 million outstanding under uncommitted lines of credit. Provisions under the Facility require the company to comply with certain financial covenants which include a maximum permitted ratio of consolidated debt to net worth and a minimum required fixed charge coverage ratio. As of June 17, 2000, the company was in compliance with these covenants.

    In July 2000, the company entered into a $250 million, 364-day revolving credit facility (the "364-day Facility"). At the company's option, borrowings under the 364-day Facility will bear interest at a certain percentage over the London Interbank Offered Rate, the agent's prime rate or the Federal Funds rate. Proceeds from the 364-day Facility will be used to meet short-term financing needs and for other general corporate purposes.

    In July 2000, the company repaid its $225 million, 6.75% notes which matured on July 15, 2000. As of January 1, 2000, these notes had been classified as long-term debt due to the company's ability and intent as of that date to refinance the maturity using a long-term instrument. The company has financed $40 million of this maturity under its 364-day Facility. The remaining
$185 million was financed under the company's Facility. As such, $40 million of these obligations have been classified as short-term borrowings at June 17, 2000.

    During January and February 1999, the company repurchased approximately
2.3 million of its common shares for $68 million. These share repurchases were funded by debt. No shares were repurchased during the first half of 2000. Approximately 3.3 million shares remain authorized for repurchase under the company's stock repurchase program.

    Subsequent to the end of the second quarter of 2000, the company received additional proceeds of $51 million in final settlement of the majority of its insurance claims related to losses sustained from Hurricane Mitch. These proceeds, net of claims preparation expenses of $2 million, will be recognized on a separate line as a component of operating income during the third quarter of 2000. Additionally, on June 20, 2000, the company received a $9 million tax refund from the Internal Revenue Service to settle disputed items from prior years' audits. These combined proceeds were used to pay down debt.

    The company believes its cash flow from operations, as well as its existing cash balances, revolving credit facilities and access to capital markets, will enable it to meet its working capital, capital expenditure, debt service, dividend payment and other funding requirements.

    This filing contains forward-looking statements that involve a number of risks and uncertainties. Forward looking statements, which are based on management's assumptions and describe the company's future plans, strategies and expectations, are generally identifiable by the use of terms such as "anticipate," "expect," "intend," "will," or similar expressions. The potential risks and uncertainties that could cause the company's actual results to differ materially from those expressed or implied herein include weather-related phenomena; market responses to industry volume pressures; product and raw materials supplies and pricing; changes in interest and currency exchange rates; economic crises in developing countries; and quotas, tariffs and other governmental actions.

                                    PART II.
                               OTHER INFORMATION
                            DOLE FOOD COMPANY, INC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Dole Food Company, Inc. held its Annual Meeting of Stockholders (the "Meeting") on May 11, 2000, at which the company's stockholders: (1) elected the nominated slate of seven directors, each to serve until the next meeting and until his or her successor has been duly elected and qualified: Elaine L. Chao, Mike Curb, David A. DeLorenzo, Richard M. Ferry, James F. Gary, Zoltan Merszei, and David H. Murdock, and (2) elected Arthur Andersen LLP as the company's independent public accountants and auditors for the 2000 fiscal year.

    Holders of record of the company's common stock as of March 30, 2000 were entitled to vote at the Meeting. On March 30, 2000, there were 55,844,798 shares of common stock outstanding and entitled to vote and 50,497,827 of such shares were represented at the Meeting. Each of the directors received at least 98.7% of the shares cast in favor of his or her election. The shares cast for each director are as follows: Elaine L. Chao: 49,873,317 for and 624,510 withheld; Mike Curb: 49,872,463 for and 625,364 withheld; David A. DeLorenzo: 49,873,230 for and 624,597 withheld; Richard M. Ferry: 49,873,581 for and 624,246 withheld; James F. Gary 49,870,393 for and 627,434 withheld; Zoltan Merszei: 49,869,339 for and 628,488 withheld; and David H. Murdock: 49,850,588 for and 647,239 withheld. With respect to the election of Arthur Andersen LLP, the shares cast were 49,819,137 for, 64,257 shares against and 614,432 shares in abstention.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS:

       EXHIBIT
         NO.
       -------
          4                 $250,000,000 Credit Agreement dated as of July 11, 2000.

         27                 Financial data schedule

    (B) No reports on Form 8-K were filed during the quarter ended June 17, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       DOLE FOOD COMPANY, INC.
                                                       Registrant

August 1, 2000                                         By:                /s/ GIL BOROK
                                                            -----------------------------------------
                                                                            Gil Borok
                                                             CONTROLLER AND CHIEF ACCOUNTING OFFICER