Form 10-Q
period 2000-10-07
DOLE FOOD COMPANY INC
filed 2000-11-21
CIK 18169

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

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 7, 2000
                                       OR

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                         SHARES OUTSTANDING AT OCTOBER 31, 2000
                    -----                         --------------------------------------
         Common Stock, No Par Value                             55,844,853

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DOLE FOOD COMPANY, INC.
                                     INDEX

                                                                              PAGE
                                                                             NUMBER
                                                                            --------
PART I.       FINANCIAL INFORMATION

    ITEM 1.   Financial Statements

              Consolidated Statements of Income--Quarters and Three
                Quarters Ended October 7, 2000 and October 9, 1999........       3

              Consolidated Balance Sheets--October 7, 2000 and January 1,
                2000......................................................       5

              Consolidated Statements of Cash Flows--Three Quarters Ended
                October 7, 2000 and October 9, 1999.......................       6

              Notes to Consolidated Financial Statements..................       7

    ITEM 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................      10

    ITEM 3.   Quantitative and Qualitative Disclosures About Market
                Risk......................................................      16

PART II.      OTHER INFORMATION

    ITEM 1.   Legal Proceedings...........................................      17

    ITEM 6.   Exhibits and Reports on Form 8-K............................      17

              Signatures..................................................      18

                                    PART I.
                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                            DOLE FOOD COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)
                    (In thousands, except per-share amounts)

                                                                   QUARTER ENDED
                                                              -----------------------
                                                              OCTOBER 7,   OCTOBER 9,
                                                                 2000         1999
                                                              ----------   ----------
Revenue.....................................................  $1,436,880   $1,412,098
Cost of products sold.......................................   1,259,742    1,232,917
                                                              ----------   ----------
  Gross margin..............................................     177,138      179,181

Selling, marketing and administrative expenses..............     158,157      157,732
Hurricane Mitch (insurance proceeds) rehabilitation
  expenses--net.............................................     (42,506)       7,826
Business downsizing charge..................................      45,761           --
Gain on sale of citrus assets...............................      (8,142)          --
                                                              ----------   ----------
  Operating income..........................................      23,868       13,623

Interest income.............................................       8,829        3,282
Other income--net...........................................         706        1,081
                                                              ----------   ----------
  Earnings before interest and taxes........................      33,403       17,986

Interest expense............................................      30,148       28,182
                                                              ----------   ----------

  Income (loss) before income taxes.........................       3,255      (10,196)

Income taxes................................................      10,605       (2,200)
                                                              ----------   ----------

  Net loss..................................................      (7,350)      (7,996)
                                                              ==========   ==========

Net loss per common share
  Basic.....................................................  $    (0.13)  $    (0.14)
  Diluted...................................................       (0.13)       (0.14)
                                                              ==========   ==========

Diluted average number of common shares outstanding.........      55,857       56,933
                                                              ==========   ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            DOLE FOOD COMPANY, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)
                    (In thousands, except per-share amounts)

                                                               THREE QUARTERS ENDED
                                                              -----------------------
                                                              OCTOBER 7,   OCTOBER 9,
                                                                 2000         1999
                                                              ----------   ----------
Revenue.....................................................  $3,894,075   $3,917,089
Cost of products sold.......................................   3,315,563    3,394,001
                                                              ----------   ----------
  Gross margin..............................................     578,512      523,088

Selling, marketing and administrative expenses..............     410,810      380,491
Hurricane Mitch insurance proceeds--net.....................     (42,506)     (18,689)
Business downsizing charge..................................      45,761           --
Gain on sale of citrus assets...............................      (8,142)          --
                                                              ----------   ----------
  Operating income..........................................     172,589      161,286

Interest income.............................................      12,886        8,578
Other income--net...........................................         548           30
                                                              ----------   ----------
  Earnings before interest and taxes........................     186,023      169,894

Interest expense............................................      76,945       71,016
                                                              ----------   ----------
  Income before income taxes................................     109,078       98,878

Income taxes................................................      34,905       21,800
                                                              ----------   ----------
  Net income................................................      74,173       77,078
                                                              ==========   ==========
Net income per common share
  Basic.....................................................  $     1.33   $     1.35
  Diluted...................................................        1.33         1.35
                                                              ==========   ==========
Diluted average number of common shares outstanding.........      55,920       57,270
                                                              ==========   ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            DOLE FOOD COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                              OCTOBER 7,    JANUARY 1,
                                                                 2000          2000
                                                              -----------   ----------
                                                              (UNAUDITED)   (AUDITED)
CURRENT ASSETS
  Cash and cash equivalents.................................  $   26,287    $   42,427
  Receivables...............................................     563,223       600,671
  Inventories
  Finished products.........................................     183,336       175,574
    Raw materials and work in progress......................     145,963       181,690
    Crop growing costs......................................      42,521        55,221
    Operating supplies and other............................      99,333       112,090
                                                              ----------    ----------
    Total inventories.......................................     471,153       524,575
  Prepaid expenses..........................................      60,221        45,244
                                                              ----------    ----------
    Total current assets....................................   1,120,884     1,212,917
Investments.................................................      82,381        78,899
Property, plant and equipment...............................   1,054,243     1,125,389
Goodwill....................................................     280,165       297,147
Other assets................................................     274,061       320,106
                                                              ----------    ----------
    TOTAL ASSETS............................................   2,811,734     3,034,458
                                                              ==========    ==========

CURRENT LIABILITIES
  Short-term borrowings.....................................  $   26,615    $   30,098
  Current portion of long-term debt.........................       9,702         9,546
  Accounts payable and accrued liabilities..................     690,131       792,578
                                                              ----------    ----------
    Total current liabilities...............................     726,448       832,222
Long-term debt..............................................   1,153,669     1,285,716
Other long-term liabilities.................................     323,524       335,967
Minority interests..........................................      45,637        48,628

Commitments and contingencies

Common shareholders' equity
  Common stock..............................................     316,488       316,478
  Additional paid-in capital................................      56,912        56,795
  Retained earnings.........................................     330,729       273,309
  Accumulated other comprehensive loss......................    (141,673)     (114,657)
                                                              ----------    ----------
    Total common shareholders' equity.......................     562,456       531,925
                                                              ----------    ----------
    TOTAL LIABILITIES AND EQUITY............................   2,811,734     3,034,458
                                                              ==========    ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            DOLE FOOD COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                 (In thousands)

                                                               THREE QUARTERS ENDED
                                                              -----------------------
                                                              OCTOBER 7,   OCTOBER 9,
                                                                 2000         1999
                                                              ----------   ----------
OPERATING ACTIVITIES
Net income..................................................  $  74,173    $  77,078
Adjustments to net income
    Depreciation and amortization...........................    105,166      100,675
    Provision for deferred income taxes.....................     15,759        6,133
    Hurricane Mitch insurance proceeds......................    (52,856)     (38,331)
    Non-cash portion of downsizing charge...................     45,126           --
    Cash portion of charges not included in net income......    (16,849)      (3,838)
    Gain on sale of citrus assets...........................     (8,142)          --
    Other adjustments to net income.........................     (7,645)      (1,636)
Change in operating assets and liabilities,
  net of effects from acquisitions and non-cash transactions
    Receivables.............................................     34,555       30,600
    Inventories.............................................     36,785      (16,625)
    Prepaid expenses and other assets.......................    (20,379)     (27,964)
    Accounts payable and accrued liabilities................    (85,171)     (57,434)
    Internal Revenue Service refund related to prior years'
      audits................................................         --       14,550
    Other...................................................     (1,137)        (884)
                                                              ---------    ---------
Cash flow provided by operating activities..................    119,385       82,324
                                                              ---------    ---------
INVESTING ACTIVITIES
Proceeds from sales of assets...............................     55,441        3,406
Capital additions...........................................    (92,034)    (100,764)
Purchases of investments and acquisitions, net of cash
  acquired..................................................     (1,548)     (16,747)
Hurricane Mitch insurance proceeds..........................     52,856       38,331
                                                              ---------    ---------
Cash flow provided by (used in) investing activities........     14,715      (75,774)
                                                              ---------    ---------

FINANCING ACTIVITIES
Short-term debt repayments--net.............................    (11,074)      (2,485)
Long-term borrowings (repayments)--net......................   (122,540)     103,424
Cash dividends paid.........................................    (16,753)     (17,160)
Issuance of common stock....................................        127          717
Repurchase of common stock..................................         --      (91,895)
                                                              ---------    ---------
Cash flow used in financing activities......................   (150,240)      (7,399)
                                                              ---------    ---------

Decrease in cash and cash equivalents.......................    (16,140)        (849)
Cash and cash equivalents at beginning of period............     42,427       35,352
                                                              ---------    ---------

Cash and cash equivalents at end of period..................     26,287       34,503
                                                              =========    =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            DOLE FOOD COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1. In the opinion of management, the accompanying unaudited consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (the "company") include all adjustments necessary to present fairly the company's financial position as of October 7, 2000 and January 1, 2000 (audited), its results of operations for the quarters and three quarters ended October 7, 2000 and October 9, 1999 and its cash flows for the three quarters then ended. For additional information, including a summary of significant accounting policies used in the preparation of these financial statements, refer to the Notes to Consolidated Financial Statements in the company's Annual Report on Form 10-K for the year ended January 1, 2000.

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

    Management evaluates and monitors segment performance primarily through earnings before interest and taxes ("EBIT"). Revenue and EBIT for the reportable segments, other operating segments, and corporate and other were as follows (in thousands):

                                                     QUARTER ENDED         THREE QUARTERS ENDED
                                                -----------------------   -----------------------
                                                OCTOBER 7,   OCTOBER 9,   OCTOBER 7,   OCTOBER 9,
                                                   2000         1999         2000         1999
                                                ----------   ----------   ----------   ----------
Revenue
  Fresh fruit.................................  $  847,335   $  853,834   $2,334,100   $2,452,443
  Fresh vegetables............................     276,653      231,854      733,998      641,634
  Processed foods.............................     250,091      262,136      638,937      636,571
  Fresh-cut flowers...........................      50,533       51,035      157,857      160,797
  Other operating segments....................      12,268       13,239       29,183       25,644
                                                ----------   ----------   ----------   ----------
                                                 1,436,880    1,412,098    3,894,075    3,917,089
                                                ==========   ==========   ==========   ==========
EBIT
  Fresh fruit.................................  $  (17,723)  $      316   $   63,799   $   59,484
  Fresh vegetables............................      28,410       10,994       72,189       41,626
  Processed foods.............................      27,167       30,385       70,206       64,639
  Fresh-cut flowers...........................      (4,218)      (9,344)       1,930        6,068
  Other operating segments....................        (205)       1,189         (841)         552
                                                ----------   ----------   ----------   ----------
  Total operating segment.....................      33,431       33,540      207,283      172,369
  Corporate and other.........................      (4,915)      (7,728)     (26,147)     (21,164)
  Hurricane Mitch insurance proceeds
    (rehabilitation expenses)--net............      42,506       (7,826)      42,506       18,689
  Business downsizing charge..................     (45,761)          --      (45,761)          --
  Gain on sale of citrus assets...............       8,142           --        8,142           --
                                                ----------   ----------   ----------   ----------
                                                    33,403       17,986      186,023      169,894
                                                ==========   ==========   ==========   ==========

    Corporate and other EBIT includes general and administrative costs not allocated to operating segments. Corporate and other EBIT for the first three quarters of 2000 includes the interest portion of a refund received from the Internal Revenue Service ("IRS") related to the settlement of disputed items from certain prior years' audits offset by the write-off of certain investments and capitalized software costs. Corporate and other EBIT for the first three quarters of 1999 included lower expense levels related to bonuses and self-insurance.

3. The weighted-average number of common shares outstanding used to calculate basic net income (loss) per share, which excludes the dilutive effect of stock options, was 55.9 million and 56.9 million for the quarters ended, and
    55.9 million and 57.2 million for the three quarters ended October 7, 2000 and October 9, 1999, respectively.

4. The company recognized comprehensive income (loss), which consisted of net income (loss) and unrealized foreign currency translation net gains (losses), as follows (in thousands):

                                                    QUARTER ENDED         THREE QUARTERS ENDED
                                               -----------------------   -----------------------
                                               OCTOBER 7,   OCTOBER 9,   OCTOBER 7,   OCTOBER 9,
                                                  2000         1999         2000         1999
                                               ----------   ----------   ----------   ----------
Net income (loss)............................   $ (7,350)    $ (7,996)    $ 74,173     $ 77,078
Unrealized foreign currency translation
  net gain (loss)............................    (15,787)       3,025      (27,016)     (13,880)
                                                --------     --------     --------     --------
Comprehensive income (loss)..................    (23,137)      (4,971)      47,157       63,198
                                                ========     ========     ========     ========

    Foreign currency translation resulted in an unrealized net loss for the third quarter of 2000 as compared to a net gain for the third quarter of 1999 due to a larger decline in the euro spot rate against the U.S. dollar during the third quarter of 2000 versus the comparable change during the third quarter of 1999. The third quarter of 1999 also benefited from a strengthening of the yen versus the U.S. dollar during that period.

    The change in operating assets and liabilities shown in the Consolidated Statements of Cash Flows excludes the effects of foreign currency translation. Such translation reduced assets and liabilities by $47 million and $20 million, respectively, during the three quarters ended October 7, 2000 and by $31 million and $17 million, respectively, during the three quarters ended October 9, 1999.

5. During the first three quarters of 2000 and 1999, the company declared and paid dividends of $17 million on its common stock representing three regular quarterly dividends of 10 cents per share.

6. The company paid interest of $75 million during the first three quarters of 2000 and $69 million for the same period of 1999. The company paid net income taxes of $17 million during the first three quarters of 2000, which was comprised of $20 million of payments offset by $3 million representing the principal portion of refunds related to the settlement of disputed items from certain prior years' IRS audits. During the first three quarters of 1999, the company paid net income taxes of $9 million, which was comprised of $24 million of payments offset by $15 million of refunds related to the partial settlement of disputed items from certain prior years' IRS audits.

7. In the first three quarters of 1999, the company received a total of $38 million of insurance proceeds and incurred $19 million of rehabilitation expenses related to Hurricane Mitch ("Mitch"), which devastated portions of Latin America in the fourth quarter of 1998. In the third quarter of 1999, the company received no insurance proceeds and incurred $8 million of rehabilitation expenses. In the third quarter of 2000, the company received additional proceeds of $53 million in final settlement of substantially all of the insurance claims related to losses sustained from Mitch. These proceeds were offset by claims-preparation and other Mitch-related costs. The net proceeds of $43 million received in the third quarter of 2000, as well as the related amounts in 1999, have been reported on a separate line in the Consolidated Statements of Income for the third quarter and the first three quarters of each year.

8. In the fourth quarter of 1999, the company took a $48 million special charge related to the planned downsizing of certain of its operations, primarily in its fresh fruit segment. In connection with this plan, the company has ceased operations in Nicaragua and Venezuela, terminated certain ship charters and grower contracts, and closed a majority of the production sites and sales offices included in the plan. Included in this charge were $31 million of accrued costs primarily related to the termination of certain grower contracts and ship charters as well as the severance of employees. During the first three quarters of 2000, the company paid $9 million, $4 million and $4 million for contract terminations, severance and other costs, respectively. These costs were accounted for as a utilization of the related accrual recorded as of January 1, 2000. Also included in the $31 million of accrued costs at the end of 1999 was $11 million related to the early retirement of employees. In the second quarter of 2000, these employee retirements became effective, and the related early retirement benefits were transferred from accrued liabilities to non-current accrued pension cost. As of October 7, 2000, accrued charge-related costs totaling $3 million remained to be utilized.

    In the third quarter of 2000, the company initiated a plan to further downsize its fresh fruit operations, including the complete shutdown of certain activities. As such, the company has recorded a charge of $46 million in the third quarter of 2000 reported on a separate line in the Consolidated Statements of Income. The charge includes costs to reduce the company's existing productive capacity in its banana operations in Latin America and Asia. The company is also shutting down its melon and citrus activities in Honduras and downsizing its distribution network in Europe. In its Latin American banana operations, the company is closing select production sites, severing certain employee arrangements, terminating certain contracts with independent growers, and divesting of its controlling interest in a production joint venture in South America. In its Asian banana operations, the company is exiting production on select agricultural lands and terminating certain employees and contracts with independent growers. In its European operations, the company is reducing its sales force and administrative staff, primarily in Northern Europe. A total of 1,853 employees in the company's operations are being severed under these plans, of which 1,706 have been severed as of November 21, 2000.

    The amount recorded, utilized and to be utilized as of October 7, 2000 in each asset, liability and expense category is as follows:

                                                             2000                 TO BE
                     (IN THOUSANDS)                         CHARGE    UTILIZED   UTILIZED
                     --------------                        --------   --------   --------
Receivables and other assets.............................  $ 5,155    $ 5,155    $    --
Inventories..............................................    3,153      3,153         --
Property, plant and equipment............................   12,430     12,430         --
Goodwill.................................................    7,376      7,376         --
Accrued liabilities:
  Employee severance payments............................   10,308        635      9,673
  Contract terminations..................................    4,570         --      4,570
  Other accrued costs....................................    2,769         --      2,769
                                                           -------    -------    -------
  Total business downsizing charge.......................   45,761     28,749     17,012
                                                           =======    =======    =======

9. On September 27, 2000, the company sold the assets of its citrus operations located in California and Arizona for approximately $55 million. Production assets were transferred to the buyer in the third quarter for cash proceeds of $45 million, resulting in a net gain of $8 million. This net gain has been reported on a separate line in the Consolidated Statements of Income for the third quarter and the first three quarters of 2000. The sale agreement also provides that title to the remaining assets, which represent secured grower contracts, be transferred to the buyer during the fourth quarter of 2000 and first quarter of 2001 for cash proceeds of approximately $10 million. Any additional net gain would be recognized as these contracts are transferred.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            DOLE FOOD COMPANY, INC.

RESULTS OF OPERATIONS

FRESH FRUIT

    Fresh fruit revenues for the first three quarters of 2000 decreased 5% to $2.3 billion from $2.5 billion for the first three quarters of 1999. Revenues for the third quarter of 2000 decreased slightly to $847 million from $854 million for the third quarter of 1999. These decreases were primarily due to the negative impact on U.S. dollar-equivalent revenues in the European market as a result of the euro's decline against the U.S. dollar since the comparable periods of 1999. Also contributing to these decreases were lower volumes sold in the European banana business, as sales to secondary markets in Eastern Europe were reduced through the company's planned exit from unprofitable markets. This overall decrease in fresh fruit revenues was partially offset by higher revenues in North America and Asia as a result of increased volumes of fruit sold in those markets.

    Earnings before interest and taxes ("EBIT") in the fresh fruit segment for the first three quarters of 2000 increased 7% to $64 million from $59 million for the first three quarters of 1999. In the third quarter of 2000, the fresh fruit segment recorded a loss before interest and taxes of $18 million as compared to breakeven results for the third quarter of 1999. The third quarter 2000 loss was largely due to the negative impact of the euro's decline against the U.S. dollar combined with increased fuel prices since the same period of 1999. This third quarter loss partially offset the increase in EBIT for the first half of 2000, which resulted from significant cost-cutting activities in the company's Latin American-sourced banana business and lower volumes shipped to secondary (unprofitable) markets in Europe. In addition, the company's California citrus business, which was sold in the third quarter of 2000, contributed to improved fresh fruit EBIT. In 1999, earnings in that business were negatively impacted by one-time consolidation costs and a crop freeze at the end of 1998.

FRESH VEGETABLES

    Fresh vegetables revenues for the first three quarters of 2000 increased 14% to $734 million from $642 million for the first three quarters of 1999. Revenues for the third quarter of 2000 increased 19% to $277 million from $232 million for the third quarter of 1999. Revenues increased in the company's North American fresh-cut salads business due to continued category and market share growth during the first three quarters of 2000. In addition, revenues increased in the company's North American commodity vegetables business due to overall strong pricing, primarily in the second and third quarters, as a result of lower market supply.

    EBIT in the fresh vegetables segment for the first three quarters of 2000 increased 73% to $72 million from $42 million for the first three quarters of 1999. EBIT for the third quarter of 2000 increased 158% to $28 million from $11 million in the third quarter of 1999. These increases were primarily due to strong pricing in the North American commodity vegetables business as well as continued growth in the North American fresh-cut salads business.

PROCESSED FOODS

    Processed foods revenues for the first three quarters of 2000 remained relatively unchanged at $639 million versus $637 million for the first three quarters of 1999. Revenues in the third quarter of 2000 decreased to $250 million from $262 million as the company exited its California almond operations and sold its almond processing plant located in Orland, California. This decrease was offset by increased revenues in the company's processed pineapple business, as the continued success of its new FRUIT

BOWLS-Registered Trademark- and FUN SHAPES-Registered Trademark- products in North America compensated for lower pricing in traditional pineapple products sold in both North America and Asia.

    EBIT in the processed foods segment for the first three quarters of 2000 increased 9% to $70 million from $65 million for the first three quarters of 1999. EBIT for the third quarter of 2000 decreased to $27 million from $30 million in the third quarter of 1999. EBIT for the first three quarters of 2000 was higher than the comparable period of 1999 largely due to the company exiting its California almond business, which had incurred losses in 1999 due to poor market conditions. Additionally, year-to-date 2000 earnings grew in the company's Honduran beverage operation largely due to the recovery of the business from the impacts of Mitch on the comparable period of 1999. In the company's processed pineapple business, the continued success and higher earnings from new products were largely offset by weaker pricing in traditional products. In the third quarter of 1999, processed pineapple EBIT was favorably impacted by better-than-anticipated market acceptance of the company's new products launched in that year, which resulted in lower inventory reserve requirements.

FRESH-CUT FLOWERS

    Fresh-cut flowers revenues for the first three quarters of 2000 decreased slightly to $158 million from $161 million for the first three quarters of 1999. Revenues for the third quarter of 2000 remained unchanged from their 1999 level of $51 million. Revenues remained relatively flat in the fresh-cut flowers segment as improved demand from supermarket customers was offset by lower pricing and volumes to wholesale customers.

    EBIT in the fresh-cut flowers segment for the first three quarters of 2000 decreased to $2 million from $6 million for the first three quarters of 1999. The loss before interest and taxes for the third quarter of 2000 decreased to $4 million from a loss of $9 million in the third quarter of 1999. For the first three quarters of 2000, EBIT was negatively impacted by increased shipping and airfreight rates, primarily driven by increased fuel prices, combined with higher logistics and distribution costs. The improvement in the third quarter of 2000 was largely due to lower production costs as compared to the third quarter of 1999. The company currently anticipates full-year 2000 results to be at or near breakeven.

    In the first three quarters of 1999, the company received a total of $38 million of insurance proceeds and incurred $19 million of rehabilitation expenses related to Mitch, which devastated portions of Latin America in the fourth quarter of 1998. In the third quarter of 1999, the company received no insurance proceeds and incurred $8 million of rehabilitation expenses. In the third quarter of 2000, the company received additional proceeds of $53 million in final settlement of substantially all of the insurance claims related to losses sustained from Mitch. These proceeds were offset by claims-preparation and other Mitch-related costs. The net proceeds of $43 million received in the third quarter of 2000, as well as the related amounts in 1999, have been reported on a separate line in the Consolidated Statements of Income for the third quarter and the first three quarters of each year.

    In the fourth quarter of 1999, the company took a $48 million special charge related to the planned downsizing of certain of its operations, primarily in its fresh fruit segment. In connection with this plan, the company has ceased operations in Nicaragua and Venezuela, terminated certain ship charters and grower contracts, and closed a majority of the production sites and sales offices included in the plan. Included in this charge were $31 million of accrued costs primarily related to the termination of certain grower contracts and ship charters as well as the severance of employees. During the first three quarters of 2000, the company paid $9 million, $4 million and $4 million for contract terminations, severance and other costs, respectively. These costs were accounted for as a utilization of the related accrual recorded as of January 1, 2000. Also included in the $31 million of accrued costs at the end of 1999 was $11 million related to the early retirement of employees. In the second quarter of 2000, these employee retirements became effective, and the related early retirement benefits were transferred from accrued liabilities to non-current accrued pension cost. As of October 7, 2000, accrued charge-related costs totaling $3 million remained to be utilized by the end of the current fiscal year.

    In the third quarter of 2000, the company initiated a plan to further downsize its fresh fruit operations, including the complete shutdown of certain activities. As such, the company has recorded a charge of $46 million in the third quarter of 2000 reported on a separate line in the Consolidated Statements of Income. The charge includes costs to reduce the company's existing productive capacity in its banana operations in Latin America and Asia. The company is also shutting down its melon and citrus activities in Honduras and downsizing its distribution network in Europe. In its Latin American banana operations, the company is closing select production sites, severing certain employee arrangements, terminating certain contracts with independent growers, and divesting of its controlling interest in a production joint venture in South America. In its Asian banana operations, the company is exiting production on select agricultural lands and terminating certain employees and contracts with independent growers. In its European operations, the company is reducing its sales force and administrative staff, primarily in Northern Europe. A total of 1,853 employees in the company's operations are being severed under these plans. As of November 21, 2000, 1,706 of those employees have been severed, with the majority of the remainder to occur through the fourth quarter of 2001. A minor portion of the severance and contract terminations in the Asian banana operations will occur during the first half of 2002. The company anticipates the charge will result in approximately $18 million of total cash outflow, approximately half of which will occur during the fourth quarter of 2000 with the majority of the remainder occurring through the fourth quarter of 2001.

    On September 27, 2000, the company sold the assets of its citrus operations located in California and Arizona for approximately $55 million. Production assets were transferred to the buyer in the third quarter for cash proceeds of $45 million, resulting in a net gain of $8 million. This net gain has been reported on a separate line in the Consolidated Statements of Income for the third quarter and the first three quarters of 2000. Title to the remaining assets, which represent secured grower contracts, are expected to be transferred to the buyer during the fourth quarter of 2000 and the first quarter of 2001 for cash proceeds of approximately $10 million. Any additional net gain will be recognized as these contracts are transferred.

    In the latter part of 1999, the company initiated a review of its non-core assets and under-performing businesses with the intention to sell or liquidate those that fall outside of the company's strategic direction or that do not meet internal economic return criteria. This initiative was expected to generate approximately $100 million to $200 million of cash proceeds over a period of 18 months. To date, the company has sold its citrus businesses and assets in Florida, California and Arizona as well as its almond processing plant and certain idle properties in California. In total, these sales will generate gross proceeds of approximately $65 million. The company is also pursuing the sale of portions of its deciduous businesses located in North America. Proceeds from these activities have been and primarily will be used to pay down debt.

    Furthermore, the company is actively marketing its Honduran beverage operations. The company recently engaged Banc of America Securities LLC to organize the marketing process. Proceeds from the sale, should one occur, primarily would be used to pay down debt.

    Other income-net consists of minority interest expense and certain non-operating items.

    Interest expense for the first three quarters of 2000 increased to $77 million from $71 million for the first three quarters of 1999. For the third quarter of 2000, interest expense increased to $30 million from $28 million for the third quarter of 1999. Interest expense rose primarily due to higher average debt levels during the first three quarters of 2000 as compared to the first three quarters of 1999. However, as of the end of the third quarter of 2000, the company's debt level decreased to below the comparable level in 1999. As such, the company anticipates its fourth quarter 2000 interest expense to be at or near the comparable amount for the fourth quarter of 1999.

    During the third quarter of 2000, the company's effective tax rate increased to 32% from 22% during the same period of 1999. The increase was primarily due to changes in the company's earnings mix combined with the tax impacts of its Mitch insurance proceeds, downsizing charge and gain on the sale of citrus assets.

    The European Union ("EU") banana regulations, which impose quotas and tariffs on bananas, remained in effect during the first three quarters of 2000. In 1999, the EU changed the licensing system for the EU's Tariff Rate Quota banana regime in response to adverse rulings by the World Trade Organization ("WTO"). However, this new license system was also found to be discriminatory, and the United States and Ecuador were authorized to impose retaliatory sanctions until the EU complies with its WTO obligations. In October 2000, the EU proposed a tariff rate quota system that would transition to a tariff-only system in 2006. Under the proposal, quotas for banana imports into the EU would be allocated on a "first-come, first-served" basis. The company has stated its support for this new EU proposal and believes that it provides the basis for final resolution of this long-standing trade dispute. Discussions are ongoing between the EU, the United States and Ecuador. The net impact of these proposed changes on the company's future results of operations is not determinable until the details of any new system are finalized.

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

    Since its introduction at the beginning of 1999, the euro and other European currencies with fixed euro exchange rates have declined significantly against the U.S. dollar. This decline has had a significant impact on U.S. dollar-equivalent revenues generated in the European market. The impact of future changes to this and other currency exchange rates on the company's fiscal year 2000 results of operations and financial position is not determinable at this time.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("FAS 137"), "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of FAS 133 by one year. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("FAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended portions of FAS 133. The company currently anticipates adopting FAS 133, as amended by FAS 137 and FAS 138, in the first quarter of 2001. Such adoption is currently not expected to have a material impact on the company's financial condition or results of operations.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101, as amended by the SEC in March 2000 and June 2000, provides interpretive guidance for rules regarding the recognition and presentation of revenue. Further, the Emerging Issues Task Force ("EITF") of the FASB issued Topic No. D-85 ("D-85"), "Application of Certain Provisions in SEC Staff Accounting Bulletin No. 101" in January 2000, which retroactively applies SAB 101 to prior periods presented. The company is adopting the provisions of SAB 101, as amended by the SEC and by D-85, during the fourth quarter of 2000. Also, in May 2000, the EITF reached a consensus on Issue No. 00-14 ("EITF 00-14"), "Accounting for Certain Sales Incentives." The company anticipates adopting the provisions of EITF 00-14 during the second quarter of 2001. The adoption of SAB 101 and EITF 00-14 will result in the treatment of certain product and selling costs as a reduction of revenue; the company has treated such costs as cost of products sold or selling expense in these and previously filed financial statements. The company is continuing to assess the revenue impact of these changes; however, it currently expects that this impact will be limited to certain reclassifications of costs to be presented as a reduction of revenue. The company does not anticipate any changes to the timing of revenue or cost recognition upon adoption of these rules. Therefore, such adoption is not expected to impact the company's operating income either prospectively or as currently and previously reported.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow provided by operating activities increased to $119 million for the first three quarters of 2000 from $82 million for the same period of 1999. During the first three quarters of 1999, operating cash flow was impacted by rising balances of raw materials inventory balances, which were largely driven by increases of paper in the company's Latin American fruit operations. These inventory levels were drawn down during the first three quarters of 2000. During the first three quarters of 2000, cash used in accounts payable and accrued liabilities included higher levels of payments to growers and suppliers. In the third quarter of 2000 and 1999, the company received refunds from the IRS of $9 million and $15 million, respectively, related to the settlement of disputed items from certain prior years' audits.

    Proceeds from the sales of assets of $55 million for the first three quarters of 2000 included the sale of productive assets in the company's North American citrus and California almond operations. In addition, during the third quarter of 2000, the company received additional proceeds of $53 million in final settlement of substantially all of its insurance claims related to losses sustained from Mitch. These combined proceeds were used to pay down debt.

    Capital expenditures of $92 million for the first three quarters of 2000 were for the acquisition and improvement of productive assets, which included $13 million for the replacement or capitalizable repair of assets destroyed or damaged by Mitch.

    In the first three quarters of 1999, investments and acquisitions of $17 million included the company's increased ownership in its Honduran beverage business and the acquisition of banana production operations in South America.

    At the end of 1999, the company's gross debt totaled $1.33 billion. During the first quarter of 2000, that debt level rose approximately $70 million to $1.40 billion due to uncustomarily higher seasonal working capital requirements. During the ensuing two quarters, the company paid down in excess of $200 million of debt with cash generated from operations, Mitch insurance proceeds, proceeds from the sales of assets and a tax refund. As a result of lower debt combined with higher retained earnings, the company's net debt to net debt and equity percentage improved to 67% by the end of the third quarter of 2000 from 71% at the end of 1999. As of October 7, 2000, the company's gross debt totaled $1.19 billion, which included $350 million outstanding under its $400 million, 5-year revolving credit facility (the "Long-term Facility"). Provisions under the Long-term Facility require the company to comply with certain financial covenants which include a maximum permitted ratio of consolidated debt to net worth and a minimum required fixed charge coverage ratio. As of October 7, 2000 the company was in compliance with these covenants.

    In July 2000, the company entered into a $250 million, 364-day revolving credit facility (the "364-day Facility"). At the company's option, borrowings under the 364-day Facility will bear interest at a certain percentage over the London Interbank Offered Rate, the agent's prime rate or the Federal Funds rate. The 364-day Facility provides the company with additional liquidity to meet its short-term financing needs. There was no outstanding balance on this facility as of October 7, 2000.

    In July 2000, the company repaid its $225 million, 6.75% notes which matured on July 15, 2000. As of January 1, 2000, these notes had been classified as long-term debt due to the company's ability and intent as of that date to refinance the maturity using a long-term instrument. The company financed
$40 million of this maturity under its 364-day Facility, which was subsequently repaid. The remaining $185 million was financed under the company's Long-term Facility.

    During January and February 1999, the company repurchased approximately
2.3 million of its common shares for $68 million. The company purchased an additional 1.2 million of its common shares for $24 million in October 1999. These share repurchases were funded by debt. No shares were repurchased during the first three quarters of 2000. Approximately 3.3 million shares remain authorized for repurchase under the company's stock repurchase program.

    The company believes its cash flow from operations, as well as its existing cash balances, revolving credit facilities and access to capital markets will enable it to meet its working capital, capital expenditure, debt service, dividend payment and other funding requirements.

    This filing contains forward-looking statements that involve a number of risks and uncertainties. Forward looking statements, which are based on management's assumptions and describe the company's future plans, strategies and expectations, are generally identifiable by the use of terms such as "anticipate," "expect," "intend," "will," "believes," or similar expressions. The potential risks and uncertainties that could cause the company's actual results to differ materially from those expressed or implied herein include weather-related phenomena; market responses to industry volume pressures; product and raw materials supplies and pricing; changes in interest and currency exchange rates; economic crises in developing countries; and quotas, tariffs and other governmental actions.

                     ITEM 3.  QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISKS
                            DOLE FOOD COMPANY, INC.

    In its 1999 Annual Report on Form 10-K, the company disclosed the nature of its exposure to market risks and the methods it uses to manage those exposures. The company's market risks include the impacts of weather-related phenomena on industry volumes, prices, product quality and costs, changes in commodity and raw materials pricing, fluctuations in foreign currency exchange rates in both sourcing and selling locations, and fluctuations in interest rates.

    During the first three quarters of 2000, the following two events occurred, which affect the company's exposure to fluctuations in interest rates:

    In July 2000, the company entered into a $250 million, 364-day revolving credit facility (the "364-day Facility"). At the company's option, borrowings under the 364-day Facility will bear interest at a certain percentage over the London Interbank Offered Rate, the agent's prime rate or the Federal Funds rate. This 364-day Facility provides the company with additional liquidity to meet its short-term financing needs.

    In July 2000, the company repaid its $225 million, 6.75% notes which matured on July 15, 2000. As of January 1, 2000, these notes had been classified as long-term debt due to the company's ability and intent as of that date to refinance the maturity using a long-term instrument. The company financed $40 million of this maturity under its 364-day Facility, which was subsequently repaid. The remaining $185 million was financed under the company's Long-term Facility.

    Further, during the first three quarters of 2000, the company had net repayments of long-term debt totaling $123 million, which represented 9.5% of its outstanding balance of $1.29 billion as of January 1, 2000. Included in these net repayments was the company's $225 million fixed-rate note maturity in the third quarter of 2000. As such, the variable component of the company's long-term debt increased by approximately $100 million during the first three quarters of 2000. As of October 7, 2000, this variable rate component represented approximately 30% of the company's total long-term debt as compared to 21% at January 1, 2000.

                                    PART II.
                               OTHER INFORMATION
                            DOLE FOOD COMPANY, INC.

ITEM 1.  LEGAL PROCEEDINGS

    In the company's Form 10-K for the year ended January 1, 2000, the company described certain lawsuits that had been filed in Texas, Louisiana, Mississippi and Hawaii against the company, several of its competitors and some of the manufacturers of a formerly widely used agricultural chemical called DBCP. In these lawsuits, a large number of foreign nationals allege personal injuries caused by contact with DBCP. The plaintiffs claim that during the 1960's and 1970's they were employees of company subsidiaries, competitors and independent local growers. All cases were removed to federal court and most have been dismissed on the grounds that the plaintiffs' home countries are the more appropriate forums for the claims. A dismissal motion is pending in one Texas case, and one Louisiana case was remanded to state court. The United States Fifth Circuit Court of Appeals has affirmed the dismissals of the Texas cases, and the remaining dismissed cases are on appeal. The company was also served with three additional lawsuits in Louisiana, each of which was also removed to federal court. The DBCP manufacturers and company competitors have reported that they have settled with the majority of the Texas and Louisiana plaintiffs and the company has effected settlements with certain individuals. The Dow Chemical Company, a manufacturer of DBCP, has filed a lawsuit against a company subsidiary seeking indemnification for settlement and defense costs. In addition, the company was served with two lawsuits filed in Hawaii state court, one by the Honolulu Board of Water Supply and the other by local residents, in which the plaintiffs seek damages caused by alleged contamination of water wells. The local resident lawsuit has been removed to United States District Court. As to all such matters, the company has denied liability and asserted substantial defenses. In the opinion of management, after consultation with outside counsel, the pending lawsuits are not expected to have a material adverse effect on the company's financial position or results of operations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS:

       EXHIBIT
         NO.
       -------
         27                 Financial data schedule

    (B) No reports on Form 8-K were filed during the quarter ended October 7, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       DOLE FOOD COMPANY, INC.
                                                       Registrant

November 21, 2000                                      By:              /s/ KENNETH J. KAY
                                                            -----------------------------------------
                                                                          Kenneth J. Kay
                                                            VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                                                                          /s/ GIL BOROK
                                                            -----------------------------------------
                                                                            Gil Borok
                                                             CONTROLLER AND CHIEF ACCOUNTING OFFICER