Form 10-K
period 2000-12-30
DOLE FOOD COMPANY INC
filed 2001-03-30
CIK 18169

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-4455
                            ------------------------

                            DOLE FOOD COMPANY, INC.

             (Exact Name of Registrant as specified in its charter)

                HAWAII                                      99-0035300
    (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

               ONE DOLE DRIVE, WESTLAKE VILLAGE, CALIFORNIA 91362
                    (Address of principal executive offices)

         Registrant's telephone number, including area code: (818) 874-4000

          Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS                                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------                                 -----------------------------------------
Common Stock, No Par Value                                  New York Stock Exchange, Pacific Exchange

                            ------------------------

        Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 2001 was approximately $668,401,614.

    The number of shares of Common Stock outstanding as of March 23, 2001 was 55,849,901.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DOLE FOOD COMPANY, INC.
                                   FORM 10-K
                      FISCAL YEAR ENDED DECEMBER 30, 2000

                               TABLE OF CONTENTS

     ITEM NUMBER
    IN FORM 10-K                                                                        PAGE
---------------------                                                                 --------
                                            PART I

   1.                   Business....................................................       1
   2.                   Properties..................................................       7
   3.                   Legal Proceedings...........................................      10
   4.                   Submission of Matters to a Vote of Security Holders;
                          Executive Officers of the Registrant......................      11

                                           PART II

   5.                   Market for Registrant's Common Equity and Related
                          Stockholder Matters.......................................      13
   6.                   Selected Financial Data.....................................      13
   7.                   Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................      14
   7A.                  Quantitative and Qualitative Disclosures About Market
                          Risk......................................................      24
   8.                   Financial Statements and Supplementary Data.................      26
   9.                   Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure..................................      52

                                           PART III

   10.                  Directors and Executive Officers of the Registrant..........      52
   11.                  Executive Compensation......................................      52
   12.                  Security Ownership of Certain Beneficial Owners and
                          Management................................................      52
   13.                  Certain Relationships and Related Transactions..............      52

                                           PART IV

   14.                  Exhibits, Financial Statement Schedules and Reports on Form
                          8-K.......................................................      52
   (a)                  1. Financial Statements.....................................      52
                        2. Financial Statement Schedule.............................      52
                        3. Exhibits.................................................      53
   (b)                  Reports on Form 8-K.........................................      55
   Signatures.......................................................................      57
   Financial Statement Schedule.....................................................     F-1

                                     PART I

ITEM 1. BUSINESS

    Dole Food Company, Inc. was founded in Hawaii in 1851 and was incorporated under the laws of Hawaii in 1894. Unless the context otherwise requires, Dole Food Company, Inc. and its consolidated subsidiaries are referred to herein as "Dole."

    Dole's principal executive offices are located at One Dole Drive, Westlake Village, California 91362, telephone (818) 874-4000. At December 30, 2000, Dole had the equivalent of approximately 61,000 full-time employees worldwide. Dole is the world's largest producer and marketer of high-quality, fresh fruit, fresh vegetables and fresh-cut flowers, and markets a growing line of packaged foods.

    Dole's operations are described below. For detailed financial information with respect to Dole's business and its operations, see Dole's Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, which are included in this report beginning with page 26.

    GENERAL

    Dole is engaged in the worldwide sourcing, growing, processing, distributing and marketing of high-quality, fresh produce, packaged foods and fresh-cut flowers. Dole provides wholesale, retail and institutional customers with products that are produced and given added value through research, agricultural assistance and advanced harvesting, processing, packing, cooling, shipping, distribution and marketing techniques and that bear the DOLE-Registered Trademark- trademarks.

    Dole is one of the world's largest producers of bananas and pineapples. Dole is also a major marketer of citrus and table grapes worldwide and an industry leader in canned pineapple products, iceberg lettuce, celery, cauliflower, broccoli and in fresh-cut fruits, salads and vegetables.

    Dole's products are produced both directly on Dole-owned or leased land and through associated producer and independent grower arrangements pursuant to which Dole provides varying degrees of farming, harvesting, packing, storing, shipping, stevedoring and marketing services, as well as financing through advances to growers of certain products. Fresh fruit and vegetable products, processed pineapple products and fresh-cut flowers are, for the most part, packed and/or processed directly by Dole.

    Dole utilizes product quality, food safety, brand recognition, competitive pricing, customer service and consumer marketing programs to enhance its position within the highly competitive food industry. Consumer and institutional recognition of the DOLE-Registered Trademark- trademarks and related brands and the association of these brands with high-quality food products contribute significantly to Dole's ability to compete in the markets for fresh fruit and vegetables, packaged foods, dried fruit, nuts and pineapple juice and juice blends. Dole owns these trademarks in the United States, Canada and in other countries in which it conducts business and regards them as important corporate assets with high recognition and acceptance.

    PRODUCTS

    Dole sources, distributes and markets fresh fruit products, including bananas, pineapples, table grapes, apples, pears, stone fruit, oranges, grapefruit, lemons, mangoes, kiwi, tangelos, melons, cherries, strawberries, raspberries and other tropical, deciduous and citrus fruits.

    Dole sources, harvests, cools, distributes and markets more than 20 different types of fresh vegetable products, including iceberg lettuce, red and green leaf lettuce, romaine lettuce, butter lettuce, celery, cauliflower, broccoli, carrots, brussels sprouts, spinach, red and green onions, asparagus, snow peas and artichokes. Dole also markets value-added products such as iceberg lettuce-based salad mixes, specialty lettuce salads, complete salad kits, which include dressing and condiments, blends of specialty lettuces, red cabbage, peeled mini-carrots, shredded carrots, shredded red cabbage and coleslaw.

    Dole sources and markets almonds and pistachios and sources, processes and markets raisins, prunes, dates and other dried fruit.

    Dole's fresh fruit and vegetable products and its consumer dried fruit and nut products are marketed under the DOLE-Registered Trademark- brand, under other brand names owned by Dole, and, in limited cases, under private labels.

    Dole produces and markets packaged food products, including sliced, chunk, tidbit and crushed pineapple, tropical fruit salad, mandarin oranges and pineapple juice in cans, and tropical fruits, pineapple tidbits, mixed fruit and diced peaches in single-serve plastic bowls and cups.

    Dole grows, harvests, distributes and markets more than 40 kinds of fresh-cut flowers, including roses, spray roses, carnations, miniature carnations, pompons and standard chrysanthemums, among others.

    Dole's products are marketed through more than 50 direct selling offices in North America, approximately 60 in Europe and 12 in Asia.

    DOLE NORTH AMERICA

    DOLE NORTH AMERICA distributes and markets DOLE-Registered Trademark- fresh fruits and vegetables, and processed food products, including processed pineapple, canned pineapple juices and pineapple juice blend beverages, raisins, prunes and dates in North America.

    Dole markets bananas and pineapples grown in Latin America, table grapes, stone fruit, apples and pears grown in the United States, Chile and South Africa and citrus fruit grown in Latin America, South Africa and Spain, as well as other deciduous and tropical fruit grown in the United States, Latin America and Mexico. Dole markets fresh pineapple grown in Hawaii, Costa Rica, Honduras and Ecuador. These products are sold primarily to retail chains and to wholesalers, which in turn resell or distribute them to retail food stores.

    On September 27, 2000, Dole sold the assets of its citrus operations located in California and Arizona for approximately $55 million. Production assets were transferred to the buyer in the third quarter of 2000 for cash proceeds of $45 million. The remaining $10 million of proceeds were for secured grower contracts, approximately half of which were transferred to the buyer in the fourth quarter of 2000, resulting in a net gain of $1 million, and the remainder of which were transferred at near book value in the first quarter of 2001. Dole is also pursuing the sale of portions of its deciduous fruit businesses located in North America.

    Fresh vegetables, as well as fresh-cut salads and other value-added products, marketed by Dole are generally grown under joint growing arrangements with independent growers in California, Arizona and northern and central Mexico. The vegetables are generally field packed and transported to Dole's central cooling and distribution facilities. The products are sold to customers in North America and, to a lesser extent, Asia and Europe.

    Almonds and pistachios are produced by partnerships managed by Dole North America. They are sold in bulk to cereal, confectionery and other food processors and, to a lesser extent, packaged for the retail consumer. They are marketed overseas, primarily in Europe and Asia, and domestically. Retail packs of raisins, prunes and dates are processed and packed through co-production arrangements. In 2000, Dole sold its almond-processing plant in Orland, California for approximately $4 million.

    Dole has an agreement with Ice Cream Partners USA, LLC, pursuant to which Dole has licensed to Nestle its rights to market and manufacture processed products in key segments of the frozen novelty business in the United States and Canada, including FRUIT 'N JUICE-Registered Trademark- and SORBET 'N CREAM-Registered Trademark- bars. DOLEWHIP-Registered Trademark-, a soft-serve, non-dairy dessert, is manufactured and marketed by Precision Foods, Inc. under license from Dole. Dole also markets DOLE-Registered Trademark- canned pineapple juice and pineapple juice blend beverages. In connection with the sale of the majority of its juice business to Tropicana

Products, Inc. in May of 1995, Dole received cash payments up front and granted to Tropicana a license, requiring no additional future royalty payments, to use certain trademarks.

    Dole is the largest grower of fresh-cut flowers in the world and one of the largest importers and marketers of fresh-cut flowers in the United States. Flowers grown in Colombia, Ecuador and Mexico on Dole-owned land or through affiliated growers are imported and marketed by Dole primarily to wholesale florists and supermarkets. Dole sells fresh-cut flower arrangements and bouquets directly to retailers and consumers via the Internet through its own web site at Flowernet.com, and through web sites operated by third parties. Dole is embarked on a project to build a consolidated flower-distribution facility in Miami, Florida.

    DOLE LATIN AMERICA

    DOLE LATIN AMERICA grows and sources from independent growers and transports bananas grown primarily in Colombia, Costa Rica, Ecuador, Guatemala and Honduras for markets principally in North America, Europe, the Mediterranean and selected Asian markets.

    Fresh pineapples destined for the North American and European markets are grown by Dole Latin America on owned plantations in Costa Rica, Ecuador and Honduras and sourced from independent producers primarily in Costa Rica.

    Dole sources table grapes, apples, pears and other deciduous fruit from Chile, melons from Costa Rica and Honduras, citrus fruit from Honduras and mangoes from Brazil and Ecuador primarily for markets in North America and Europe.

    Dole conducts other food and beverage operations in Honduras. It owns an approximately 97% interest in, and operates, a beer and soft drink bottling operation, a bottle crown plant, a plastic injection molding facility used primarily for the manufacture of beer and soft drink plastic cases, a sugar mill and sugar cane plantations, as well as a majority interest in an edible oils refinery, a laundry soap factory, a palm oil extraction operation and a palm oil plantation. The soft drink bottling operation, which sells its products primarily in Honduras, competes against other local bottlers. Dole is actively marketing its Honduran beverage operations. Dole has engaged Banc of America Securities LLC and Deutsche Banc Alex. Brown as its investment advisors on this project.

    Dole produces value-added vegetable products, such as iceberg lettuce-based salad mixes, specialty lettuce salads, complete Caesar salads, broccoli florets, cauliflower florets and other products for markets in Latin America.

    DOLE ASIA

    DOLE ASIA sources bananas, fresh pineapples, asparagus, mangoes, papaya and other fruits from the Philippines, Thailand and Ecuador, and transports them to markets principally in Asia, Australasia and the Middle East. It also sources citrus fruit, deciduous fruit, and vegetables, such as asparagus, broccoli, tomatoes, cabbage, and lettuce, from North America, Australia, New Zealand, China, Korea, South Africa, Chile and other parts of the world to distribute in Asian markets, primarily Japan. In Japan, Dole also distributes domestically-sourced fruits, vegetables and value-added products such as fresh-cut fruits, vegetables and salads.

    Dole operates 11 fresh-cut fruit and vegetable distribution centers in Japan through joint ventures with local distributors; Dole also manages additional distribution facilities in the Philippines and Hong Kong. In China, Dole is a participant in a joint venture that operates a fruit and vegetable processing and distribution facility in Shanghai. Dole expects to consummate the purchase of its joint venture partner's interest in this facility in 2001. Dole also owns a vegetable processing facility in China that will produce value-added vegetable products for the Chinese and Japanese markets.

    Dole's canneries in the Philippines and Thailand process all of Dole's worldwide processed pineapple products, serving markets in North America, Europe, Asia, the Middle East and Australasia. The pineapples used at these canneries are sourced from a large Dole-operated farm and from independent growers in the Philippines and primarily from independent growers in Thailand.

    Snow Dole Co., Ltd., a joint venture of Dole and Snow Brand Milk Products Co., Ltd. of Japan, processes and distributes frozen desserts, canned pineapple and other processed foods in Japan. Dole granted to Snow Dole Co., Ltd. a license to use certain trademarks, including DOLE-Registered Trademark-, in its juice business.

    DOLE EUROPE

    DOLE EUROPE is a major importer of bananas and other fresh fruits, dried fruits, nuts and canned fruits in Europe and the Middle East. Dole Europe sources bananas from Latin America, Cameroon, the Ivory Coast, Guadaloupe, Martinique, Jamaica and the Canary Islands.

    Dole operates regional banana ripening facilities in France, Italy, Germany, Spain and Belgium. It is a partner in the largest French banana and pineapple producer and is a minority partner in a banana export company in Guadeloupe. Dole is a minority partner with the Jamaican Producer Group (the largest banana producer in Jamaica) in Jamaican Producers Fruit Distributors Ltd. in the United Kingdom. This banana ripening and fruit distribution company distributes bananas and other fresh fruit under the DOLE-Registered Trademark- brand, as well as Jamaican bananas, fruits and vegetables, direct to retail stores in the United Kingdom.

    Dole is the majority partner with the Livorno Stevedore Company C.I.L.P., in a major port discharge and distribution facility in the Italian port of Livorno. Dole owns and operates a banana ripening and fresh fruit distribution facility near Istanbul, Turkey.

    Dole owns 60% of Saba Trading AB in Sweden. Saba is Scandinavia's leading importer and distributor of fruit, vegetables and flowers, with imports from more than 60 countries. Saba has a wholly-owned subsidiary in the Netherlands that is one of Europe's largest exotic fruit import and distribution companies. Saba is embarked on a project to build a fresh-cut salad plant in Helsinborg, Sweden.

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

    Dole owns and operates a European dried fruit and nut business, which sources products from around the world for processing and packaging in France and distribution in France and other European markets.

    RESEARCH AND DEVELOPMENT

    Dole's research and development programs concentrate on sustaining the productivity of Dole's agricultural lands, food safety, product quality of existing products and the development of new value-added products, as well as agricultural research and packaging design. Agricultural research is directed toward sustaining and improving product yields and product quality by examining and improving agricultural practices in all phases of production (such as development of specifically adapted plant varieties, land preparation, fertilization, cultural practices, pest and disease control, post-harvesting, handling, packing and shipping procedures), and includes on-site technical services and the implementation and monitoring of recommended agricultural practices. Research efforts are also directed towards integrated pest management and biological pest control. Specialized machinery is also developed for various phases of agricultural production and packaging that reduces labor costs, improves productivity and efficiency and increases product quality. Agricultural research is conducted at field facilities primarily in California, Hawaii, Latin America and Asia. Dole also sponsors research related to environmental improvements and the protection of worker and community health.

    WORLDWIDE OPERATIONS

    Dole has significant owned and operated food sourcing and related operations in Chile, Colombia, Costa Rica, Ecuador, Guatemala, Honduras, the Philippines, Thailand and the United States. Dole also sources food products in Algeria, Argentina, Australia, Brazil, Cameroon, China, Greece, Italy, Ivory Coast, Mexico, New Zealand, Peru, South Africa, South Korea, Spain, Syria, Tunisia and Turkey. Significant volumes of Dole's fresh fruit and packaged products are marketed in Canada, Western Europe, Japan and the United States, with lesser volumes marketed in Australia, China, Hong Kong, New Zealand, South Korea, and certain other countries in Asia, Eastern Europe, Scandinavia, the Middle East and Central and South America.

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

    The European Union ("EU") banana regulations, which impose quotas and tariffs on bananas, remained in effect during 2000 and continue in effect in the early part of 2001. In 1999, the EU changed the licensing system for the EU's Tariff Rate Quota banana regime in response to adverse rulings by the World Trade Organization ("WTO"). However, this new license system was also found to be discriminatory and the United States and Ecuador were authorized to impose retaliatory sanctions until the EU complies with its WTO obligations. In
October 2000, the EU General Affairs Council approved a proposal that calls for the continuation of import quotas with the rights to import bananas distributed on a "first-come, first-served" basis. In January 2001, the EU adopted legislation that would implement a tariff-only import system and end all import quotas. The EU is working on detailed regulations to implement the new regime by July 1, 2001. Dole has stated its support for this new EU system and believes that it is consistent with WTO agreements and provides for final resolution of this long-standing trade dispute. The EU, the United States and Ecuador continue to discuss whether the new proposal complies with the EU's WTO obligations. The net impact of these changes, if they are implemented, on Dole's future results of operations is not determinable until the details of any new system are finalized.

    Exports of Dole's products to certain countries or regions, particularly China, Japan, South Korea, Taiwan and the Middle East, are subject to various restrictions that may be increased or reduced in response to international economic, currency and political factors, thus affecting Dole's ability to compete in these markets.

    Dole distributes its products in more than 90 countries throughout the world. Dole's international sales are usually transacted in U.S. dollars and major European and Asian currencies, while certain costs are incurred in currencies different from those that are received from the sale of products. Results of operations may be affected by fluctuations in currency exchange rates in both the sourcing and selling locations.

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

    Compliance with these foreign and domestic laws and related regulations is an ongoing process which is not currently expected to have a material effect on Dole's capital expenditures, earnings or competitive position. Environmental concerns are, however, inherent in most major agricultural operations, including those conducted by Dole, and there can be no assurance that the cost of compliance with environmental laws and regulations will not be material. Moreover, it is possible that future developments, such as increasingly strict environmental laws and enforcement policies thereunder, and further restrictions on the use of agricultural chemicals, could result in increased compliance costs.

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

    Portions of Dole's fresh fruit and vegetable farm properties are irrigated by surface water supplied by local government agencies using facilities financed by federal or state agencies, as well as from underground sources. Water received through federal facilities is subject to acreage limitations under the 1982 Reclamation Reform Act. The quantity and quality of these water supplies varies depending on weather conditions and government regulations. Dole believes that under normal conditions these water supplies are adequate for current production needs.

    COMPETITION AND OTHER FACTORS

    The markets for all of Dole's products are highly competitive. Dole sources products of high quality and seeks to distribute them in worldwide markets on a timely basis. Dole's competitors in the fresh fruit business include a limited number of large international food companies, as well as a large number of smaller independent food companies, grower cooperatives and foreign government-sponsored producers, which have intensified competition in recent years. With respect to vegetables, a limited number of grower-shippers in the United States and Mexico supply a significant portion of the domestic fresh vegetable market. However, numerous smaller independent distributors also compete with Dole in the market for fresh vegetables. With respect to processed pineapple, Dole competes against a few large companies, as well as a substantial number of small foreign competitors and independent canners. Dole's dried fruit and nut products compete in North America primarily against large grower processing and marketing cooperatives with strong brand recognition. With respect to fresh-cut flowers, Dole competes with a limited number of larger companies and many smaller independent suppliers.

    Dole's earnings are sensitive to fluctuations in the market prices for its products. Excess supplies often cause severe price competition. Growing conditions in various parts of the world, particularly weather conditions such as floods, droughts and freezes, and diseases and pests are primary factors affecting market prices because of their influence on the supply and quality of product. Other factors affecting Dole's operations include the seasonality of its supplies, the ability to process products during critical harvest periods, the timing and effects of ripening, the degree of perishability, the effectiveness of worldwide distribution systems, the terms of various federal and state marketing orders, total worldwide industry volumes, the seasonality of consumer demand, foreign currency exchange fluctuations, foreign importation restrictions and foreign political risks. In addition, supply and pricing issues with respect to electrical power in California and other western states could materially affect Dole's operations or earnings in the future, although they did not do so in fiscal year 2000.

    FORWARD LOOKING STATEMENTS

    This filing contains forward-looking statements that involve a number of risks and uncertainties. Forward looking statements, which are based on management's assumptions and describe Dole's future plans, strategies and expectations, are generally identifiable by the use of terms such as "anticipate," "will," "expect," "believe," or similar expressions. The potential risks and uncertainties that could cause Dole's actual results to differ materially from those expressed or implied herein include weather-related phenomena; market responses to industry volume pressures; product and raw materials supplies and pricing; electrical power supply and pricing; changes in interest and currency exchange rates; economic crises in developing countries; quotas, tariffs and other governmental actions; and the ability of Dole and its European customers and suppliers to complete euro conversion efforts.

ITEM 2. PROPERTIES

    Dole maintains executive offices in Westlake Village, California which are leased from a third party. Dole's various divisions also maintain offices in Salinas, California, Miami, Florida and Wenatchee, Washington, which are owned by Dole. Dole owns its Latin American regional headquarters building in San Jose, Costa Rica, as well as divisional offices in Bogota/Santa Marta, Colombia and La Ceiba, Honduras. Dole Latin America maintains divisional offices in Chile, Costa Rica and Ecuador, which are leased from third parties. Dole Europe maintains its European headquarters in Paris, France and regional offices in Hamburg, Germany, Milan, Italy, Stockholm, Sweden and Murcia, Spain, which are leased from third parties. It owns its offices in Madrid, Spain and Rungis, France. Dole Asia maintains offices in Japan, China, the Philippines, Thailand, Hong Kong and Korea, which are leased from third parties. The inability to renew any of the above office leases by Dole would not have a material adverse effect on Dole's operating results. Dole believes that its property and equipment are generally well maintained, in good operating condition and adequate for their present needs.

    The following is a description of Dole's significant properties.

    DOLE NORTH AMERICA

    Dole's Hawaii pineapple, papaya and coffee operations for the fresh produce market are located on the island of Oahu and total approximately 8,000 acres, 6,500 of which are owned by Dole and the remainder of which are leased.

    Dole produces citrus on approximately 3,000 acres in the San Joaquin Valley of California owned directly or through partially-owned agricultural partnerships.

    Domestic table grapes are sourced from approximately 4,000 acres on four Dole-owned vineyards in the San Joaquin Valley. Domestic table grapes are cooled in two Dole-owned facilities in the San Joaquin Valley. Dole produces wine grapes on approximately 400 acres and stone fruit on approximately 600 acres of Dole-owned property in the San Joaquin Valley.

    Dole produces apples and pears directly from three Dole-owned orchards on approximately 750 productive acres in Wenatchee and Chelan, Washington as well as through independent growing arrangements. Dole also owns apple and pear storage, processing and packing facilities in Wenatchee, Chelan and Pateros, Washington.

    Dole owns approximately 1,400 acres of farmland in California and Arizona, and leases approximately 10,000 acres of farmland in California and another 6,000 acres in Arizona, in connection with Dole's vegetable operations. The majority of this acreage is farmed under joint growing arrangements with independent growers, while the remainder is farmed by Dole. Dole owns cooling, packing and shipping facilities in Yuma, Arizona and the following California cities: Marina, Holtville, Guadalupe, Gonzales and Huron. Additionally, Dole has partnership interests in facilities in Yuma, Arizona, Salinas, California and Mexico, and leases facilities in Oxnard, California. Dole owns and operates state-of-the-art, value-added processing plants in Yuma, Arizona, Soledad, California and Springfield, Ohio.

    Dole produces almonds from approximately 600 acres, pistachios from approximately 2,000 acres and olives from approximately 900 acres on orchards in the San Joaquin Valley through agricultural partnerships in which Dole has an interest.

    Dole's fresh-cut flowers group generally operates four cooling and distribution facilities and a hardgoods inventory warehouse in the Miami area, one of which is owned and the remainder leased. It also operates leased facilities in Dallas, Texas and Los Angeles, California.

    DOLE LATIN AMERICA

    Dole produces bananas directly from Dole-owned plantations in Costa Rica, Colombia, Ecuador and Honduras as well as through associated producers or independent growing arrangements in those countries and others, including Guatemala. Dole owns approximately 2,200 acres in Colombia, 28,140 acres in Costa Rica, 2,000 acres in Ecuador and 18,240 acres in Honduras, all related to banana production, although some of the acreage is not presently under production. During fiscal year 2000, Dole held a 62% interest in a company that produces bananas on approximately 7,200 acres and operates two corrugated box plants in Colombia, one wholly owned and the other 50% owned by Dole. This joint venture arrangement was terminated on January 1, 2001, with Dole and the other joint venturer each retaining the assets it originally contributed to the joint venture. Dole owns a 50% interest in a banana producer that owns or controls approximately 9,600 acres in Guatemala. Dole's Honduran plantations sustained damage in varying degrees of severity as a result of Hurricane Mitch in 1998 and have required significant rehabilitation, which is substantially complete.

    Dole owns approximately 5,000 acres of owned land in Honduras, 3,000 acres of owned land in Costa Rica and 1,700 acres of owned land in Ecuador, all related to pineapple production, although some of the acreage is not presently under production. The pineapple is grown primarily for the fresh produce market. Dole owns a juice concentrate plant in Honduras for pineapple and citrus.

    Coconuts are produced on approximately 1,200 acres of owned land in Honduras.

    Dole grows grapes, stone fruit, kiwi and pears on approximately 4,075 Dole-owned acres in Chile. Dole owns and operates 11 packing and cold storage facilities, a corrugated box plant and a wooden box plant in Chile. It also operates a fresh-cut salad plant and a small local fruit distribution company in Chile.

    Dole owns and operates corrugated box plants in Chile, Colombia, Costa Rica, Ecuador and Honduras and a value-added vegetable plant in Costa Rica.

    Dole's operations in Honduras include an approximately 97% interest in a beer and soft drink bottling operation, a bottle crown plant, a plastic injection molding facility used primarily for the manufacture of beer and soft drink plastic cases and a sugar mill, as well as a majority interest in an edible oils refinery, a laundry soap factory, a palm oil extraction operation, approximately 10,000 acres of sugar plantation and approximately 3,800 acres of palm oil plantation. These assets sustained damage in varying degrees of severity due to Hurricane Mitch but have now been successfully rehabilitated. As described in Item 1, Dole is actively marketing its Honduran beverage operations.

    Dole Latin America operates a fleet of seven refrigerated container ships, of which four are Dole-owned and three bareboat chartered. In addition, Dole Latin America operates a fleet of seventeen breakbulk refrigerated ships of which two are Dole-owned, eight are bareboat chartered and seven are long-term time chartered. Dole occasionally charters vessels for short periods on a time or voyage basis as and when required. Dole owns or leases approximately 12,000 refrigerated containers, 4,800 chassis and 3,500 generator sets.

    Dole produces flowers on approximately 1,900 owned acres in Colombia, Ecuador and Mexico. Dole owns and operates packing and cooling facilities at each of its flower farms and leases a facility in Bogota, Colombia for making bouquets.

    DOLE ASIA

    Dole operates a pineapple plantation of approximately 24,000 leased acres in the Philippines. Approximately 17,000 acres of the plantation are leased to Dole by a cooperative of Dole employees that acquired the land pursuant to agrarian reform law. The remaining 7,000 acres are leased from individual land owners. Approximately 5,000 additional acres in the Philippines are farmed pursuant to individual grower contracts. A cannery, freezer, juice concentrate plant, two corrugated box plants and a can manufacturing plant, each owned by Dole, are located at or near the plantation.

    Dole owns and operates a cannery, can manufacturing plant and juice concentrate plant located in central Thailand and a second multi-fruit cannery in southern Thailand. Through a subsidiary in Thailand controlled by Dole, Dole grows pineapple on approximately 3,900 acres of leased land and purchases additional supplies of pineapple in Thailand on the open market.

    Dole operates 11 fresh-cut fruit and vegetable distribution facilities in Japan through joint ventures with local distributors. Two of the distribution centers are located in Tokyo. Through independent growing arrangements, Dole sources products from over 1,200 Japanese farmers. Dole is a participant in a produce processing and distribution center in Shanghai, China. Dole expects to consummate the purchase of its joint venture partner's interest in this facility in 2001. Dole owns a vegetable processing facility in China that produces value-added vegetable products for the Chinese and Japanese markets.

    Dole also sources bananas through associated producers or independent growing arrangements in the Philippines. A plastic extruding plant and a box forming plant, both owned by Dole, are located near the plantations.

    DOLE EUROPE

    Dole operates 14 banana ripening, produce and flower distribution centers in Sweden, 11 in France, five in Spain, three in Italy, one in Belgium and two in Germany. With the exception of two owned facilities in Sweden, six owned facilities in France, one owned facility in Italy and three owned facilities in Spain, these facilities are leased. Dole owns and operates one distribution center in the Netherlands that specializes in the distribution of exotic fruits throughout Europe. Dole has a minority interest in a French company that owns a majority interest in banana and pineapple plantations in Cameroon and the Ivory Coast. Dole owns a minority interest in a banana ripening and fruit distribution company with five facilities in the United Kingdom. Dole is the majority owner in a company operating a port terminal and distribution facility in Livorno, Italy. Dole owns a banana ripening and fruit distribution facility near Istanbul, Turkey.

    Dole owns and operates three citrus packing houses and three lettuce packing houses in Spain. Dole also owns and operates approximately 520 acres of greenhouses and grows lettuce, tomatoes and citrus fruit on approximately 3,680 acres in Spain. It leases its offices in Murcia, Spain.

    In France, Dole owns a dried fruit and nut processing, packaging and warehousing facility in Vitrolles, a date processing and packing plant in Marseille and a prune processing and packaging plant in Agen.

ITEM 3. LEGAL PROCEEDINGS

    In Dole's Form 10-Q for the quarter ended October 7, 2000, Dole described certain lawsuits that had been filed in Texas, Louisiana, Mississippi and Hawaii against Dole, several of its competitors and some of the manufacturers of a formerly widely used agricultural chemical called DBCP. In these lawsuits, a large number of foreign nationals allege personal injuries caused by contact with DBCP. The plaintiffs claim that during the 1960's and 1970's they were employees of Dole subsidiaries, competitors and independent local growers. All cases were removed to federal court and most have been dismissed on the grounds that the plaintiffs' home countries are the more appropriate forums for the claims. The dismissed cases are on appeal. The DBCP manufacturers and Dole competitors have reported that they have settled with the majority of the Texas and Louisiana plaintiffs and Dole has effected settlements with certain individuals. The Dow Chemical Company, a manufacturer of DBCP, has filed a lawsuit against a Dole subsidiary seeking indemnification for settlement and defense costs. In addition, Dole was served with two lawsuits filed in Hawaii state court, one by the Honolulu Board of Water Supply and the other by local residents, in which the plaintiffs seek damages caused by alleged contamination of water wells. As to all such matters, Dole has denied liability and asserted substantial defenses. In the opinion of management, after consultation with outside counsel, the pending lawsuits are not expected to have a material adverse effect on Dole's financial position or results of operations.

    Dole is involved from time to time in various claims and legal actions incidental to its operations, both as plaintiff and defendant. In the opinion of management, after consultation with outside counsel, none of the claims or actions to which Dole is a party is expected to have a material adverse effect on Dole's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fiscal quarter ended December 30, 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    Below is a list of the names and ages of all executive officers of Dole as of March 27, 2001, indicating their positions with Dole and their principal occupations during the past five years. The current terms of the executive officers will expire at the next organizational meeting of Dole's Board of Directors or at such time as their successors are elected.

NAME AND                        AGE      POSITIONS WITH DOLE AND SUBSIDIARIES AND FIVE-YEAR EMPLOYMENT HISTORY
--------                      --------   ---------------------------------------------------------------------
David H. Murdock............    (77)     Chairman of the Board, Chief Executive Officer and Director of Dole
                                         since July 1985. Chairman of the Board, Chief Executive Officer and
                                         Director of Castle & Cooke, Inc., a Hawaii corporation, since October
                                         1995 (indirectly wholly-owned by Mr. Murdock since September 2000).
                                         Since June 1982, Chairman of the Board and Chief Executive Officer of
                                         Flexi-Van Leasing, Inc., a Delaware corporation wholly-owned by Mr.
                                         Murdock. Sole owner and developer of the Sherwood Country Club in
                                         Ventura County, California, and numerous other real estate developments; also sole stockholder of numerous corporations engaged in a variety of business ventures and in the manufacture of textile-related products and industrial and building products.

Gil Borok...................    (33)     Controller and Chief Accounting Officer of Dole since August 1999.
                                         Assistant Controller of Dole from August 1998 to August 1999. Manager of Corporate Reporting for Dole from December 1997 to August 1998.
                                         Manager, Arthur Andersen LLP from May 1997 to December 1997. Senior
                                         Accountant, Arthur Andersen LLP from December 1994 to May 1997.

C. Michael Carter...........    (57)     Vice President, General Counsel and Corporate Secretary of Dole since
                                         October 2000. Executive Vice President, General Counsel and Corporate
                                         Secretary of Pinkerton's, Inc. from September 1994 to July 1999.

Michael J. Cavallero........    (54)     President of Dole North America Tropical Fresh Fruit since March
                                         2001. Vice President of Sales and Marketing for Dole Fresh Fruit
                                         Company from May 1992 to March 2001. Vice President of Sales for Dole
                                         Fresh Vegetables from August 1986 to May 1992.

David A. DeLorenzo..........    (54)     Vice Chairman of Dole since February 2001. President and Chief
                                         Operating Officer of Dole from March 1996 to February 2001. President of Dole Food Company-International from September 1993 to March 1996.
                                         Executive Vice President of Dole from July 1990 to March 1996.
                                         Director of Dole since February 1991. President of Dole Fresh Fruit
                                         Company from September 1986 to June 1992.

George R. Horne.............    (64)     Vice President--Human Resources of Dole since February 1986. Vice
                                         President of Dole since October 1982.

NAME AND                        AGE      POSITIONS WITH DOLE AND SUBSIDIARIES AND FIVE-YEAR EMPLOYMENT HISTORY
--------                      --------   ---------------------------------------------------------------------
Kenneth J. Kay..............    (45)     Vice President and Chief Financial Officer of Dole since December
                                         1999. Executive Vice President and Chief Financial Officer for the
                                         Consumer Products Group of Universal Studios, Inc. from December 1997 to December 1999. Senior Vice President and Chief Financial Officer
                                         of Playmates, Inc. from 1996 to 1997. Chief Financial Officer and
                                         Senior Vice President of Finance and Administration of Systemed, Inc.
                                         from 1994 to 1996.

Lawrence A. Kern............    (53)     President and Chief Operating Officer and Director of Dole since
                                         February 2001. President of Dole Fresh Vegetables, Inc. from January
                                         2000 to February 2001 and from January 1993 to December 1999.
                                         President and Chief Operating Officer of Apio, Inc. from December
                                         1999 to January 2000.

Patrick A. Nielson..........    (50)     Vice President--International Legal and Regulatory Affairs of Dole
                                         since October 1995. Vice President and General Counsel--Food
                                         Operations of Dole from May 1994 to October 1995. General
                                         Counsel--Food Operations of Dole from July 1991 to May 1994. Vice
                                         President and General Counsel of Dole Fresh Fruit Company from
                                         November 1983 to July 1991.

Peter M. Nolan..............    (58)     President of Dole North America Operations since January 2000.
                                         President of Dole Packaged Foods Company since February 1995. Senior
                                         Vice President, Sales and Marketing of Dole Packaged Foods from
                                         August 1994 to February 1995. Senior Vice President, Sales and
                                         Marketing for Dole Fresh Fruit and Vegetables, North America
                                         Division, from October 1992 to August 1994.

Beth Potillo................    (41)     Treasurer of Dole since November 1998. Assistant Treasurer of Dole from July 1997 to November 1998. Manager of Corporate Finance from
                                         July 1995 to July 1997. Manager of Financial Planning from January
                                         1995 to July 1995.

Eric M. Schwartz............    (42)     President--Dole Worldwide Vegetables since March 2001. Senior Vice
                                         President, Operations of Dole Fresh Vegetables from April 2000 to
                                         March 2001. Vice President, Manufacturing of Dole Fresh Vegetables
                                         from January 1998 to March 2000. General Operations Manager of
                                         Townsend Culinary, Inc. from January 1997 to January 1998. Plant
                                         Manager, Earthgrains, Inc. from February 1996 to January 1997.
                                         Director of Manufacturing, Value Added Products of Dole Fresh
                                         Vegetables from December 1994 to January 1996.

Roberta Wieman..............    (56)     Vice President of Dole since February 1995. Executive Assistant to
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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded on the New York Stock Exchange and the Pacific Exchange. As of March 26, 2001, there were approximately 10,233 holders of record of the Company's common stock.

    Additional information required by Item 5 is included on page 52.

    The Company has declared a dividend of $0.40 per share of common stock for each of the years 2000 and 1999, equal to 22,338,000 and 22,743,000, respectively.

ITEM 6. SELECTED FINANCIAL DATA

(IN MILLIONS, EXCEPT PER-SHARE DATA)                            2000       1999       1998       1997       1996
------------------------------------                          --------   --------   --------   --------   --------
Revenue.....................................................   $4,763     $4,794     $4,189     $4,065     $3,575
Cost of products sold.......................................    4,037      4,116      3,551      3,421      2,991
                                                               ------     ------     ------     ------     ------
  Gross margin..............................................      726        678        638        644        584
Selling, marketing, and administrative expenses.............      548        518        433        400        370
Gain on sale of citrus assets...............................       (9)        --         --         --         --
Business downsizing charges.................................       46         48         --         --         50
Hurricane Mitch charge (insurance proceeds)--net............      (43)       (28)       100         --         --
Citrus charge...............................................       --         --         20         --         --
                                                               ------     ------     ------     ------     ------
  Operating income..........................................      184        140         85        244        164
Interest expense--net.......................................       82         82         60         57         60
Other income (expense)--net.................................       (2)         4         (8)         8          5
                                                               ------     ------     ------     ------     ------
Income before income taxes..................................      100         62         17        195        109
Income taxes................................................       32         13          5         35         20
                                                               ------     ------     ------     ------     ------
Net Income..................................................       68         49         12        160         89
                                                               ======     ======     ======     ======     ======
Diluted net income per common share.........................   $ 1.21     $ 0.85     $ 0.20     $ 2.65     $ 1.47
                                                               ======     ======     ======     ======     ======
Other statistics
  Working capital...........................................   $  356     $  381     $  366     $  407     $  464
  Total assets..............................................    2,845      3,034      2,915      2,464      2,487
  Long-term debt............................................    1,136      1,286      1,116        755        904
  Total debt................................................    1,181      1,325      1,153        768        926
  Common shareholders' equity...............................      555        532        622        666        550
  Annual cash dividends per common share....................     0.40       0.40       0.40       0.40       0.40
  Capital additions.........................................      122        158        150        129        110
  Depreciation and amortization.............................      136        132        122        112        111

------------------------

Note: Revenue and cost of products sold for 2000, 1999, 1998, 1997 and 1996, reflect reclassifications of (in millions) $239, $266, $235, $271 and $265, respectively, to present revenues in accordance with the interpretations of Staff Accounting Bulletin No. 101 issued by the Securities and Exchange Commission, which was adopted by the Company during the fourth quarter of 2000 (see Note 2 to Item 8 of this filing). Hurricane Mitch charge (insurance proceeds)--net includes rehabilitation expenses and other costs of $10 million and $25 million in 2000 and 1999, respectively, and insurance proceeds of $53 million in both years (see
       Note 4 to Item 8 of this filing).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    OVERVIEW: The Company's results of operations and financial condition in 2000 were an improvement over 1999, but they were negatively impacted by the following factors:

    - A 13% drop in the average euro to U.S. dollar exchange rate,

    - An approximate 40% increase in average end user fuel rates in 2000 versus 1999,

    - Continued market oversupply conditions in the banana industry.

    In 2000, the euro currency continued its dramatic decline against the U.S. dollar, decreasing 13% on an average basis during the year. The Company has significant European market sales denominated in euro or currencies with exchange rates pegged to the euro. Product and shipping costs associated with a portion of these European market sales are U.S. dollar-denominated. The euro's decline in 2000 negatively impacted the Company's revenues and operating income by approximately $140 million and $40 million, respectively.

    Also in 2000, fuel rates increased, significantly impacting the Company's shipping and distribution costs, which are a large component of its overall costs. Due to the oversupply of many fresh commodities, especially bananas, the Company was not able to pass the full impact of the fuel rate increase to its customers. Increased fuel rates negatively impacted the Company's operating income by approximately $20 million in 2000.

    Furthermore, during 2000, the banana industry continued to experience long-standing oversupply conditions and related weak pricing brought on by the collapse of developing markets in eastern Europe which began at the end of 1998, increased production in African-Caribbean-Pacific nations and only limited industry-wide reductions in Latin American banana production. While overall fresh fruit volumes appear to be declining slightly, pricing in most products remains weak. The Company does not anticipate a significant improvement in market pricing in the near term.

    Due largely to continuing oversupply and other market conditions in the banana business and market dynamics in certain North American-sourced fresh produce businesses, the Company implemented a plan during the latter part of 1999 to downsize certain of its global operations, primarily in its fresh fruit segment, and to initiate an early retirement program. In connection with its plan, the Company recorded a $48 million charge in the fourth quarter of 1999, which was reported on a separate line in the Consolidated Statements of Income.

    The $48 million charge included costs to reduce the Company's productive capacity and distribution infrastructure in its fresh fruit operations, primarily bananas. In Latin America, the Company ceased operations in Nicaragua and Venezuela and terminated certain ship charter and grower contracts. In its European operations, the Company closed certain production and distribution sites and sales offices. In North America, the Company exited its citrus business in Florida and its almond processing business in California. Costs to sever 1,483 employees were included in this plan, of which 1,464 employees had been severed as of December 30, 2000. The Company's early retirement program resulted in the termination of 92 employees.

    Included in the $48 million charge was $31 million of accrued costs primarily related to the severance and early retirement of employees as well as the termination of certain ship charters and grower contracts. In connection with its early retirement program, the Company recognized net expenses of $11 million (see Note 8 to Item 8 of this filing). As of December 30, 2000, accrued costs of $2 million remain to be utilized for contractual payments associated with closing citrus operations in Florida and contractual severance and closing costs related to sites in Europe. Terms of these remaining contractual obligations extend into 2003.

    In the third quarter of 2000, the Company initiated a plan to further downsize its fresh fruit operations, including the complete shutdown of certain activities. In connection with its plan, the Company recorded a $46 million charge, which was reported on a separate line in the Consolidated Statements of Income. The $46 million charge includes costs to further reduce the Company's existing productive capacity in its banana operations in Latin America and Asia. The Company is also shutting down its melon and citrus farming activities in Honduras and downsizing its distribution network in Europe. In its Latin American banana operations, the Company is closing select production sites, severing certain employee arrangements, terminating certain contracts with independent growers and divesting its controlling interest in a production joint venture in South America. In its Asian banana operations, the Company is exiting production on select agricultural lands and terminating certain employees and contracts with independent growers. In its European operations, the Company is reducing its sales force and administrative staff, primarily in northern Europe. A total of 4,880 employees in the Company's operations are being severed under these plans, of which 4,705 had been severed as of December 30, 2000.

    The Company anticipates the $46 million charge will result in approximately $18 million of total cash payments, of which $7 million occurred in the fourth quarter of 2000, with the remainder occurring primarily in 2001. The Company anticipates that these actions will result in approximately $20 million to $25 million of annual cost savings as compared to 2000 spending levels.

    On September 27, 2000, the Company sold the assets of its citrus operations located in California and Arizona for approximately $55 million. Production assets were transferred to the buyer in the third quarter of 2000 for cash proceeds of $45 million, resulting in a net gain of $8 million. The remaining $10 million of proceeds were for secured grower contracts, approximately half of which were transferred to the buyer in the fourth quarter of 2000, resulting in a net gain of $1 million. The combined $9 million net gain has been reported on a separate line in the Consolidated Statements of Income. Title to the remaining grower contracts was transferred at near book value in the first quarter of 2001.

    In the fourth quarter of 1998, Hurricane Mitch ("Mitch") devastated the Republic of Honduras and the neighboring countries of Guatemala and Nicaragua. Mitch caused severe damage to the Company's general agricultural and distribution infrastructure at both its Honduran banana and beverage operations. As a result of losses sustained, the Company recorded a $100 million charge against operating income in that quarter, net of $23 million of insurance proceeds received. During 1999, the Company received $53 million of additional insurance proceeds and incurred $25 million of additional expenses to rehabilitate selected parts of the affected areas. In 2000, the Company received $53 million in final settlement of substantially all of the insurance claims related to losses sustained from Mitch. These proceeds were offset by claims-preparation and other Mitch-related costs, resulting in net proceeds of $43 million. The Mitch charge and net insurance proceeds have been presented on a separate line in the Consolidated Statements of Income.

    Also in the fourth quarter of 1998, following severe freezing temperatures in California's San Joaquin Valley from December 21 through December 24, 1998, the Company recorded a $20 million charge against operating income in its North American citrus operations primarily related to asset write-downs. Approximately half of the Company's total North American citrus volumes were lost in the freeze, which negatively impacted 1999 earnings by approximately $12 million.

    In the latter part of 1999, the Company initiated a review of its non-core assets and under-performing businesses with the intention to sell or liquidate those that fall outside of the Company's future strategic direction or that do not meet internal economic return criteria. At the time it was commenced, this initiative was expected to generate approximately $100 million to $200 million of cash proceeds. To date, the Company has sold its citrus assets in Florida, California and Arizona as well as its almond processing plant and certain idle properties in California. The Company is also pursuing the sale of portions of its deciduous fruit businesses located in North America. In total, these sales will generate gross proceeds of approximately $95 million. Proceeds from these activities have been and primarily will be used to pay down debt.

    The Company is actively marketing its Honduran beverage operations. The Company has engaged Banc of America Securities LLC and Deutsche Banc Alex. Brown as its investment advisors on this project. Proceeds from the sale, should one occur, primarily would be used to pay down debt.

    EUROPEAN UNION QUOTA: The European Union ("EU") banana regulations, which impose quotas and tariffs on bananas, remained in effect during 2000 and continue in effect in the early part of 2001. In 1999, the EU changed the licensing system for the EU's Tariff Rate Quota banana regime in response to adverse rulings by the World Trade Organization ("WTO"). However, this new license system was also found to be discriminatory and the United States and Ecuador were authorized to impose retaliatory sanctions until the EU complies with its WTO obligations. In October 2000, the EU General Affairs Council approved a proposal that calls for the continuation of import quotas with the rights to import bananas distributed on a "first-come, first-served" basis. In January 2001, the EU adopted legislation that would implement a tariff-only import system and end all import quotas. The EU is working on detailed regulations to implement the new regime by July 1, 2001. The Company has stated its support for this new EU system and believes that it is consistent with WTO agreements and provides for final resolution of this long-standing trade dispute. The EU, the United States and Ecuador continue to discuss whether the new proposal complies with the EU's WTO obligations. The net impact of these changes, if they are implemented, on the Company's future results of operations is not determinable until the details of any new system are finalized.

    FINANCIAL INSTRUMENTS: As of December 30, 2000, the Company had entered into certain contracts to facilitate working capital payments and collections primarily denominated in euro, British pounds, and Swedish krona at weighted-average exchange rates of $0.90 to the euro, EUR 1.53 to the pound and SEK 8.41 to the euro, respectively, for an aggregate contractual value of $39 million, which approximated their aggregate fair value. These fixed-rate contracts will be settled during 2001. Also as of December 30, 2000, the Company had received stock warrants in two privately-held companies through which the Company sells a portion of its products. The Company can, at its option, purchase 2 million shares upon their public registration at a weighted-average price of $5.75 per share. The Company estimated that the fair value of these warrants was not significant as of December 30, 2000.

    During the latter part of 1998, the Company had contracted to purchase German marks, primarily at fixed exchange rates. These currency exchange contracts were originally intended to facilitate payment for the purchase of two German-made refrigerated container vessels. In the fourth quarter of 1999, instead of purchasing the vessels, the Company entered into an operating lease for them. In the fourth quarter of 1999, these currency exchange contracts were terminated resulting in a pretax charge to operating income of approximately
$2 million.

    FOREIGN CURRENCIES: The Company distributes its products in more than 90 countries throughout the world. Its international sales are usually transacted in U.S. dollars and major European and Asian currencies. Certain costs are incurred in currencies different from those received from the sale of products. While results of operations may be affected by fluctuations in currency exchange rates in both sourcing and selling locations, the Company has, with minor exceptions, historically not hedged these exposures.

    During 2000, the euro and related European currencies continued to weaken significantly against the U.S. dollar. During the fourth quarter of 2000, the yen began to weaken substantially against the U.S. dollar. Subsequent to year end, while the euro and related European currencies have stabilized somewhat against the U.S. dollar, the yen has continued to weaken significantly. As of March 1, 2001, the spot exchange rate between the yen and the U.S. dollar had fallen 9% versus the average exchange rate in effect during 2000. The Company has approximately $600 million of annual sales denominated in yen. Additionally, in 2000, the Company incurred $20 million of foreign currency translation losses, which were recognized as a component of accumulated other comprehensive loss in shareholders' equity and included in the calculation of comprehensive income. The Company currently estimates that a 1% change in value of the yen-to-U.S. dollar and the euro-to-U.S. dollar exchange rates would impact earnings by approximately $5 million and $3 million, respectively. The ultimate impact of future changes to these and other currency exchange rates on 2001 revenues, operating income, net income, equity and comprehensive income is not determinable at this time.

    EURO CONVERSION: Between January 1, 2002 and July 1, 2002, all eleven participating members of the EU will convert to the euro as their common legal currency. The Company has assessed the effect euro conversion may have on its European business, including impacts related to conversion costs and changes to the competitive environment, if any. Aside from certain minor conversion efforts in 2001, the Company believes its systems, as well as those of its suppliers and customers, are prepared for conversion to the euro. The Company does not anticipate any material conversion costs in 2001 or any significant impacts upon conversion due to price transparency or other long-term competitive implications.

    NEW ACCOUNTING PRONOUNCEMENTS: During the fourth quarter of 2000, the Company implemented Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides interpretive guidance for rules regarding the recognition and presentation of revenue. The Company's implementation of SAB 101 has resulted in the reclassification, as a reduction of revenue, product sourcing costs associated with commission sales. Previous industry and Company practice for certain fresh fruit, fresh vegetables and fresh-cut flowers products was to present such amounts as a component of cost of products sold. The reclassification reduced the Company's aggregate and segment revenues and cost of products sold as follows:

(IN THOUSANDS)                                    2000       1999       1998
--------------                                  --------   --------   --------
Fresh fruit...................................  $166,057   $194,936   $161,407
Fresh vegetables..............................    72,357     71,208     73,762
Fresh-cut flowers.............................       345        278         --
                                                --------   --------   --------
                                                 238,759    266,422    235,169
                                                ========   ========   ========

    The change in presentation had no impact on the Company's reported gross margin, operating income or net income.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which established new accounting and reporting standards for derivative instruments. In June 1999, the FASB issued an amendment to FAS 133, which delayed the effective date of FAS 133 to December 31, 2000, and in June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--An Amendment of FASB Statement No. 133".

    FAS 133 requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be reported at fair value with changes in fair value recognized in earnings or other comprehensive income. Recognition depends on whether the derivative is designated and effective as part of a hedge transaction and on the type of hedge transaction (cash flow or fair value). Gains or losses on derivative instruments recorded in other comprehensive income must be reclassified to income during the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges impacts earnings in the current period.

    In order to adopt FAS 133 as of December 31, 2000, the first day of its fiscal year 2001, the Company undertook a comprehensive review of its contractual relationships to ensure that it had identified both free-standing and embedded derivatives to be accounted for at fair value. The Company has historically not made extensive use of derivative instruments in its risk management activities. As of December 30, 2000, the Company's derivative instruments, both free-standing and embedded, as defined by FAS 133, were limited to certain minor warrants in privately held companies and foreign currency exchange forwards. As such, the adoption of FAS 133 will not have a significant impact on the Company's operating income, net income or equity.

    In May 2000, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 00-14 ("EITF 00-14"), "Accounting for Certain Sales Incentives," which requires the cost of certain sales incentives, such as coupons, to be classified as a reduction of revenue rather than as marketing expense. As required, the Company anticipates adopting the provisions of EITF 00-14 during the second quarter of 2001.

    The Company currently accrues estimated coupon redemption costs as marketing expense at the time the coupon is distributed. Coupon accruals are subsequently reduced for actual redemptions as they are received. Coupon accruals are also adjusted periodically based on changes to redemption estimates. In 2000, accrued redemption expense, actual redemptions and reductions (adjustments) to redemption estimates totaled $11 million, $13 million and $1 million, respectively. The Company anticipates approximately $4 million of marketing expense related to planned coupon programs in the first part of 2001. The Company does not anticipate any changes to the timing of cost recognition upon adoption of EITF 00-14. Therefore, the Company expects the impact of such adoption will be limited to reclassifications, as a reduction of revenue, of related marketing expense, with no impact on its operating income or net income either prospectively or as currently or previously reported.

2000 COMPARED WITH 1999

    FRESH FRUIT: Fresh fruit revenues decreased 5% to $2.8 billion in 2000 from $2.9 billion in 1999. The euro's decline against the U.S. dollar since the comparable period of 1999 negatively impacted U.S. dollar equivalent revenues in the European market. Lower volumes sold in the European banana business due to reduced sales to secondary markets in eastern Europe, as a result of the Company's planned exit from unprofitable markets, also contributed to this decrease. This decrease in fresh fruit revenues was partially offset by higher revenues in North America and Asia as a result of increased volumes of bananas and pineapples sold in those markets. During the first quarter of 2001, banana pricing in Asia and the yen-to-U.S. dollar exchange rate continued to decline significantly, negatively impacting revenues and earnings in that market.

    Earnings before interest and taxes ("EBIT") in the fresh fruit segment decreased 22% to $47 million in 2000 from $61 million in 1999. Fresh fruit EBIT declined primarily due to the impact of the euro's decline against the U.S. dollar combined with the dramatic rise in fuel rates as compared to 1999. In addition, marketing and selling expenses increased in the Asian banana business in response to oversupply conditions in that market. Partially offsetting these decreases in EBIT were the positive impacts of cost-cutting activities in the Company's Latin American-sourced banana business, lower volumes shipped to secondary (unprofitable) markets in Europe, higher banana volumes in North America and changes to recovery estimates of certain tax credits receivable due to increased utilization. In addition, the Company's California citrus business, which was sold in the third quarter of 2000, contributed to improved fresh fruit EBIT, as that business recovered from the impacts in 1999 of a crop freeze at the end of 1998. In 1999, earnings in the North American-sourced fresh fruit business were negatively impacted by one-time consolidation costs of $6 million.

    FRESH VEGETABLES: Fresh vegetables revenues increased 15% to $886 million in 2000 from $769 million in 1999. Revenues increased in the Company's North American fresh-cut salads business due to continued category and market share growth during 2000. In addition, revenues increased in the Company's North American commodity vegetables business due to overall strong pricing, primarily in the second, third and fourth quarters, as a result of lower market supply.

    EBIT in the fresh vegetables segment increased 60% to $77 million in 2000 from $48 million in 1999. This increase was primarily due to continued growth in the North American fresh-cut salads business and strong pricing in the North American commodity vegetables business. Although the Company expects its growth in the fresh-cut salads business to continue during 2001, segment EBIT is anticipated to be lower than 2000, as pricing in the commodity vegetables business is expected to return to normal levels.

    PROCESSED FOODS: Processed foods revenues decreased slightly to $875 million in 2000 from $883 million in 1999. Revenues decreased primarily due to the closure and sale of the Company's California almond business and related processing plant located in Orland, California in the third quarter of 2000. This decrease was partially offset by increased revenues in the Company's processed pineapple business, as the continued success of its new FRUIT BOWLS-Registered Trademark- and FUN SHAPES-Registered Trademark- products in North America compensated for lower pricing in traditional products sold in both North America and Asia. Revenues in the Company's Honduran beverage operation increased slightly from $275 million in 1999 to $283 million in 2000, as that business recovered from the 1999 impacts of Mitch.

    EBIT in the processed foods segment increased 11% to $108 million in 2000 from $98 million in 1999. Processed foods EBIT increased largely due to the Company exiting its California almond business, which had incurred losses in 1999 due to poor market conditions. Additionally, EBIT in the Company's Honduran beverage operation grew from $44 million in 1999 to $52 million in 2000 due to a return to more normalized conditions after the 1999 impacts of Mitch. In the Company's processed pineapple business, higher earnings from new products were largely offset by associated higher marketing and selling costs and by weaker pricing in traditional products.

    FRESH-CUT FLOWERS: Fresh-cut flowers revenues were relatively unchanged at $201 million in 2000 as compared to $202 million in 1999. Lower pricing and volumes to wholesale customers offset improved demand from supermarket customers.

    EBIT in the fresh-cut flowers segment improved to slightly above breakeven in 2000 from a loss of $5 million in 1999. Lower production costs were offset by higher shipping and airfreight rates, primarily driven by increased fuel prices.

    OTHER INCOME (EXPENSE), NET: Other income (expense) generally consists of minority interest expense and certain gains and losses on the sales of property. In 1999, other income included a reduction of certain self-insurance loss estimates. This adjustment was reflected in Corporate and other EBIT for segment disclosure purposes.

    INTEREST EXPENSE, NET: Interest expense, net of interest income, was $82 million in both 2000 and 1999. Interest expense was higher due to higher average debt levels in the first part of 2000. This increase in interest expense was offset by an increase in interest income due to the interest portion of a tax refund received from the Internal Revenue Service ("IRS") in the third quarter of 2000.

    INCOME TAXES: In 2000, the Company's effective tax rate increased to 32% from 22% in 1999. The increase was primarily due to the tax impacts of its Mitch insurance proceeds, business downsizing charge and gain on the sale of citrus assets combined with changes in the Company's earnings mix. This was partially offset by the principal portion of a tax refund in 2000. The Company currently anticipates its effective tax rate for 2001 will remain at 32% based on its expected mix of earnings.

1999 COMPARED WITH 1998

    FRESH FRUIT: Fresh fruit revenues increased 15% to $2.9 billion in 1999 from $2.5 billion in 1998. The increase was primarily due to the inclusion of Saba Trading AB, a Scandinavian distribution business acquired during the fourth quarter of 1998. This fresh fruit revenue increase was partially offset by lower revenues in the banana business due to weak pricing, primarily in the European market. Changes in the quarterly allocations of EU banana import licenses, primarily in the second, third, and fourth quarters of

1999, combined with high industry production levels resulted in market oversupply conditions and related weaker pricing. Also in 1999, low volumes in the California citrus business, due to a crop freeze at the end of 1998, further offset increased revenues in this segment.

    EBIT in the fresh fruit segment decreased 45% to $61 million in 1999 from $111 million in 1998. Fresh fruit EBIT declined primarily due to weak banana pricing in the European market during the second, third and fourth quarters of 1999, combined with lower volumes in the California citrus business during that year. Also during 1999, the Company consolidated the management of its North American-sourced fresh vegetables and fresh fruit operations. Non-recurring consolidation costs were primarily incurred during the second and third quarters of 1999 and totaled approximately $6 million. These costs were reported as a component of ongoing operations as incurred.

    FRESH VEGETABLES: Fresh vegetables revenues increased 7% to $769 million in 1999 from $716 million in 1998. Fresh vegetables revenues increased during 1999 primarily due to continued category growth in the fresh-cut salads business. Revenues in the North American commodity vegetables business were largely unchanged compared to 1998, as higher volumes were offset by a return to more traditional pricing following high pricing during 1998. The increased pricing in 1998 was due to the El Nino weather pattern's impact on industry production levels.

    EBIT in the fresh vegetables segment decreased slightly to $48 million in 1999 from $49 million in 1998. Earnings decreased due to weaker pricing in the commodity vegetables business combined with higher marketing expenses in the fresh-cut salads business related to increased sales volumes. The increase in sales volumes largely offset these higher marketing expenses.

    PROCESSED FOODS: Processed foods revenues increased 6% to $883 million in 1999 from $835 million in 1998. Revenues increased primarily due to higher volumes in the processed pineapple business, largely in the second half of 1999, as that business began to recover from long-term drought conditions in sourcing locations. Additionally, the successful launch of new processed pineapple products in the North American market contributed to higher 1999 revenues. Higher revenues in the processed pineapple business were partially offset by continued weak pricing in the California almond business, where pricing declined throughout 1999 as a result of significantly higher industry crop levels. The Honduran beverage business showed a steady recovery of volumes lost due to the impact of Mitch in the fourth quarter of 1998, which caused widespread infrastructure damage. Sales volumes during the first half of 1999 were down from comparative pre-Mitch levels in 1998. By the end of the third quarter of 1999, those volumes had largely recovered.

    EBIT in the processed foods segment increased 9% to $98 million in 1999 from $89 million in 1998. Processed foods EBIT increased primarily due to volume improvements in the processed pineapple business as a combined result of increased supply and the launch of new products in North America in 1999. Additionally, better-than-anticipated market acceptance of these new products resulted in lower inventory reserve requirements. Increased selling and marketing costs associated with the development and launch of these new products partially offset this earnings improvement, as did the negative impact of poor pricing in the California almond business.

    FRESH-CUT FLOWERS: Fresh-cut flowers revenues increased to $202 million in 1999 from $67 million in 1998 due to a partial year of sales in 1998. Businesses comprising the fresh-cut flowers segment were acquired during the second half of 1998. Revenues for 1999 were negatively impacted by lower-than anticipated shipped volumes and by weak pricing in North America and Europe due to high industry supplies.

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

    OTHER INCOME (EXPENSE), NET: Other income (expense) generally consists of minority interest expense and gains and losses on the sales of property. In 1999, other income included a reduction of certain self-insurance loss estimates. In 1998, other expense included certain costs related to the reorganization of the Company's European processed pineapple business. These adjustments were reflected in corporate and other EBIT for segment disclosure purposes.

    INTEREST EXPENSE, NET: Interest expense, net of interest income, increased to $82 million in 1999 from $60 million in 1998. This increase was due to higher average debt levels incurred largely to fund the acquisition of businesses during the latter part of 1998. Additionally, the Company's repurchases of its common shares late in the third quarter of 1998 and in the first and third quarters of 1999 contributed to higher debt levels.

    INCOME TAXES: The Company's effective tax rate decreased to 22% in 1999 from 30% in 1998 primarily due to the impact in 1998 of special charges, which were not fully tax benefited.

LIQUIDITY AND CAPITAL RESOURCES

    Operating activities generated cash flow of $165 million in 2000 compared to $74 million in 1999. The increase was primarily due to higher net income and lower working capital requirements in 2000 as compared to 1999. In 1999, inventory levels were higher due to increased purchases of paper in the Company's Latin American fruit operations combined with higher product inventories, as the processed pineapple business began to recover from drought conditions experienced in prior years and rose due to the addition of new product lines. Additionally, prepaid and other assets increased in 1999 due to higher long-term agricultural costs in the Company's fresh fruit and fresh-cut flowers segments. In 2000, the Company collected on a $10 million note receivable from Castle & Cooke, Inc., a Hawaii corporation privately held by David H. Murdock. Also in 2000, accounts payable and accrued liabilities declined as a result of higher levels of payments to growers and suppliers.

    During 2000 and 1999, the Company received refunds from the IRS of $9 million and $15 million, respectively, related to the settlement of disputed items from prior years' audits. During 1998, the Company made a payment of $17 million to the IRS related to disputed items from prior years' audits.

    During the first quarter of 2001, the Company invested in certain available-for-sale securities at an aggregate cost of $26 million.

    Proceeds from the sales of assets of $57 million in 2000 included the sale of productive assets in the Company's North American citrus and California almond operations. Also in 2000, the Company received additional proceeds of $53 million in final settlement of substantially all of its insurance claims related to losses sustained from Mitch. These combined proceeds were used to pay down debt.

    Capital expenditures for the acquisition and improvement of productive assets decreased from $158 million in 1999 to $122 million in 2000 and were funded by a combination of operating cash flow and new borrowings. Capital spending in 2000 and 1999 included approximately $15 million and $22 million, respectively, related to the replacement or capitalizable repair of agricultural infrastructure and other property damaged or destroyed by Mitch in the fourth quarter of 1998. The Company expects capital expenditures in 2001 to remain relatively flat as compared to 2000 levels.

    The Company has obligations under various noncancelable operating leases, a significant portion of which have payments based on variable interest rates, primarily the London Interbank Offerred Rate ("LIBOR"). Commitments under the Company's noncancelable operating leases will approximate $116 million in 2001. The Company currently estimates that a 100 basis point change in LIBOR would impact its pretax income by approximately $7 million. In March 2001, the Company elected to reacquire eight vessels currently under sale-leaseback arrangements at the conclusion of their lease terms in March 2002 for $121 million.

    At the end of 1999, the Company's debt totaled $1.33 billion. During the first quarter of 2000, the debt level rose approximately $70 million to $1.40 billion due to uncustomarily higher seasonal working capital requirements. During the remaining three quarters of 2000, the Company paid down in excess of $200 million of debt with cash generated from operations, Mitch insurance proceeds, proceeds from the sale of assets and a tax refund. As a result of lower debt combined with higher retained earnings, the Company's net debt to net debt and equity percentage improved to 67% at the end of 2000 from 71% at the end of 1999. As of December 30, 2000, the Company's debt totaled $1.18 billion. Management anticipates that, as in prior years, debt levels will increase during the first quarter of 2001 to fund seasonal working capital requirements and that this trend will reverse during the second quarter of 2001.

    The Company has in place a $400 million, five-year revolving credit facility (the "Long-term Facility") which matures in 2003. At the Company's option, borrowings under the Long-term Facility bear interest at a certain percentage over the agent's prime rate or LIBOR. Provisions under the Long-term Facility require the Company to comply with certain financial covenants which include a maximum permitted ratio of consolidated debt to net worth and a minimum required fixed charge coverage ratio. As of December 30, 2000, the Company was in compliance with these covenants. Borrowings under the Long-term Facility totaled $320 million as of December 30, 2000. The Company may also borrow under uncommitted lines of credit at rates offered from time to time by various banks that may not be lenders under the Long-term Facility. Net borrowings outstanding under the Company's uncommitted lines of credit totaled $13 million at December 30, 2000.

    In July 2000, the Company entered into a $250 million, 364-day revolving facility (the "364-day Facility"). At the Company's option, borrowings under the 364-day Facility will bear interest at a certain percentage over the agent's prime rate, LIBOR, or the Federal Funds rate. The 364-day Facility provides the Company with additional liquidity to meet its short-term financing needs. There was no outstanding balance under this facility as of December 30, 2000.

    In July 2000, the Company repaid its $225 million, 6.75% notes which matured on July 15, 2000. As of January 1, 2000, these notes had been classified as long-term due to the Company's ability and intent as of that date to refinance the maturity using a long-term instrument. The Company financed $40 million of this maturity under its 364-day Facility, which was subsequently repaid. The remaining $185 million was financed under the Company's Long-term Facility.

    During 1999 and 1998, the Company repurchased 3.5 million and 1.2 million of its common shares for $92 million and $42 million, respectively. These share repurchases were funded by debt. No shares were repurchased in 2000. Approximately 3.3 million shares remain authorized for repurchase under the Company's stock repurchase program.

    The Company paid four regular quarterly dividends of 10 cents per share on its common stock totaling $22 million in 2000.

    The Company believes that its cash flow from operations as well as its existing cash balances, revolving credit facilities and access to capital markets will enable it to meet its working capital, capital expenditure, debt maturity, dividend payment and other funding requirements.

    This filing contains forward-looking statements, in this Item 7 and elsewhere, that involve a number of risks and uncertainties. Forward looking statements, which are based on management's assumptions and describe the Company's future plans, strategies and expectations, are generally identifiable by the use of terms such as "anticipate," "will," "expect," "believe," or similar expressions. The potential risks and uncertainties that could cause the Company's actual results to differ materially from those expressed or implied herein include weather-related phenomena; market responses to industry volume pressures; product and raw materials supplies and pricing; electrical power supply and pricing; changes in interest and currency exchange rates; economic crises in developing countries; quotas, tariffs and other governmental actions; and the ability of the Company and its European customers and suppliers to complete euro conversion efforts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As a result of its global operating and financing activities, the Company is exposed to certain market risks including changes in commodity pricing, fluctuations in foreign currency exchange rates in both sourcing and selling locations and fluctuations in interest rates. Commodity pricing exposures include the potential impacts of weather phenomena and their effect on industry volumes, prices, product quality and costs. The Company manages its exposure to commodity price risk primarily through its regular operating activities. The use of derivative financial instruments has been limited to certain foreign currency forward contracts related to specific sales and firm purchase commitments. The Company has not utilized financial instruments for trading or other speculative purposes.

    INTEREST RATE RISK: As a result of its normal borrowing and leasing activities, the Company's operating results are exposed to fluctuations in interest rates, which the Company manages primarily through its regular financing activities. The Company maintains limited investments in cash equivalents and has occasionally invested in marketable securities or debt instruments with original maturities greater than 90 days.

    The Company has short-term and long-term debt with both fixed and variable interest rates. Short-term debt is primarily comprised of unsecured notes payable to banks and bank lines of credit used to finance working capital requirements. In July 2000, the Company entered into a $250 million, 364-day revolving facility (the "364-day Facility") to provide the Company with additional liquidity to meet its short-term financing needs. At the Company's option, borrowings under the 364-day Facility will bear interest at a certain percentage over the agent's prime rate, the London Interbank Offered Rate ("LIBOR"), or the Federal Funds rate. There was no outstanding balance under this facility as of December 30, 2000.

    Long-term debt represents publicly-held unsecured notes and debentures, as well as certain notes payable to banks and uncommitted lines of credit, used to finance long-term investments such as business acquisitions. In addition, the Company maintains a $400 million, five-year revolving credit facility (the "Long-term Facility"), which matures in 2003 and bears interest, at the Company's option, at a percentage over the agent's prime rate or LIBOR. Borrowings under the Long-term Facility totaled $320 million as of December 30, 2000. Generally, the Company's short-term debt is at variable interest rates, while its long-term debt is at fixed interest rates, except for borrowings under the Facility and certain uncommitted lines of credit, which are at variable rates.

    As of December 30, 2000, the Company had $808 million of fixed-rate debt with a weighted-average interest rate of 7.06% and a fair value of $728 million. As of January 1, 2000, the Company had $1.03 billion of fixed-rate debt with a weighted-average interest rate of 6.91% and a fair value of $921 million. The Company currently estimates that a 100 basis point change in prevailing market interest rates would impact the fair value of its fixed-rate debt by approximately $30 million.

    As of December 30, 2000, the Company had $338 million of variable-rate debt with a weighted-average interest rate of 7.31% and variable-rate operating leases, primarily for ships and facilities, with a principal value of $373 million and a weighted-average interest rate of 6.89%. As of January 1, 2000, the Company had $265 million of variable-rate debt with a weighted-average interest rate of 7.72% and variable-rate operating leases with a principal value of $387 million and a weighted-average interest rate of 6.47%. Interest and operating lease expenses under the majority of these arrangements are based on LIBOR. The Company currently estimates that a 100 basis point change in LIBOR would impact its related pretax income by $7 million.

    FOREIGN CURRENCY RISK: The Company has production, processing, distribution and marketing operations worldwide. Its sales are transacted primarily in U.S. dollars and major European and Asian currencies. Product and operating costs are primarily U.S. dollar-based. Certain costs are incurred in currencies different from those that are received from the sale of products. While results of operations may be affected by fluctuations in currency exchange rates in both sourcing and selling locations, the Company has historically followed a policy, with certain exceptions, of not attempting to hedge these exposures. The Company currently estimates that a 1% change in value of the yen-to-U.S. dollar and the euro-to-U.S. dollar exchange rates would impact its operating income by approximately $5 million and $3 million, respectively.

    As of December 30, 2000, the Company had entered into certain contracts to facilitate working capital payments and collections primarily denominated in euro, British pounds and Swedish krona at weighted-average exchange rates of $0.90 to the euro, EUR 1.53 to the pound and SEK 8.41 to the euro, respectively, for an aggregate contractual value of $39 million, which approximated their aggregate fair value. These fixed-rate contracts will be settled during 2001.

    Certain of the Company's divisions operate in functional currencies other than the U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as accumulated other comprehensive loss in shareholders' equity. Such translation resulted in unrealized losses of $20 million in 2000 and $22 million in 1999. The Company has historically not attempted to hedge this equity risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Dole Food Company, Inc.:

    We have audited the accompanying consolidated balance sheets of Dole Food Company, Inc. (a Hawaii corporation) and subsidiaries as of December 30, 2000 and January 1, 2000, and the related consolidated statements of income and cash flows for each of the three fiscal years in the period ended December 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dole Food Company, Inc. and subsidiaries as of December 30, 2000 and January 1, 2000, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Los Angeles, California
January 29, 2001

                            DOLE FOOD COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER-SHARE DATA)                         2000         1999         1998
-------------------------------------                      ----------   ----------   ----------
Revenue..................................................  $4,763,128   $4,794,161   $4,188,991
Cost of products sold....................................   4,037,530    4,116,660    3,550,576
                                                           ----------   ----------   ----------
  Gross margin...........................................     725,598      677,501      638,415
Selling, marketing and administrative expenses...........     546,538      517,078      433,509
Gain on sale of citrus assets............................      (8,578)          --           --
Business downsizing charges..............................      45,761       48,462           --
Hurricane Mitch charge (insurance proceeds)--net.........     (42,506)     (27,886)     100,000
Citrus charge............................................          --           --       20,000
                                                           ----------   ----------   ----------
  Operating income.......................................     184,383      139,847       84,906
Interest income..........................................      15,386       11,281        9,312
Other income (expense)--net..............................      (2,167)       3,955       (7,996)
                                                           ----------   ----------   ----------
  Earnings before interest and taxes.....................     197,602      155,083       86,222
Interest expense.........................................      98,110       92,839       68,943
                                                           ----------   ----------   ----------
Income before income taxes...............................      99,492       62,244       17,279
Income taxes.............................................      31,837       13,700        5,200
                                                           ----------   ----------   ----------
  Net income.............................................      67,655       48,544       12,079
                                                           ==========   ==========   ==========
Net income per common share
  Basic..................................................  $     1.21   $     0.85   $     0.20
  Diluted................................................        1.21         0.85         0.20

                 See Notes to Consolidated Financial Statements

                            DOLE FOOD COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)                                                  2000        1999
--------------                                                ---------   ---------
Current assets
  Cash and cash equivalents.................................  $  28,449   $  42,427
  Receivables...............................................    583,799     600,671
  Inventories...............................................    482,382     524,575
  Prepaid expenses..........................................     46,282      45,244
                                                              ---------   ---------
    Total current assets....................................  1,140,912   1,212,917
Investments.................................................     84,604      78,899
Property, plant and equipment...............................  1,055,160   1,125,389
Goodwill....................................................    278,582     297,147
Other assets................................................    285,460     320,106
                                                              ---------   ---------
    Total assets............................................  2,844,718   3,034,458
                                                              =========   =========
Current liabilities
  Notes payable.............................................  $  35,093   $  30,098
  Current portion of long-term debt.........................      9,947       9,546
  Accounts payable..........................................    272,329     295,511
  Accrued liabilities.......................................    467,652     497,067
                                                              ---------   ---------
    Total current liabilities...............................    785,021     832,222
Long-term debt..............................................  1,135,633   1,285,716
Other long-term liabilities.................................    323,711     335,967
Minority interests..........................................     45,565      48,628

Commitments and contingencies

Common shareholders' equity.................................    554,788     531,925
                                                              ---------   ---------
    Total liabilities and equity............................  2,844,718   3,034,458
                                                              =========   =========

                 See Notes to Consolidated Financial Statements

                            DOLE FOOD COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)                                                  2000       1999       1998
--------------                                                --------   --------   --------
Operating activities
  Net income................................................  $ 67,655   $ 48,544   $ 12,079
  Adjustments to net income
    Depreciation and amortization...........................   136,482    131,919    122,058
    Equity earnings, net of distributions...................    (7,260)    (3,443)    (4,421)
    Provision for (benefit from) deferred income taxes......     4,329     (7,135)   (16,143)
    Non-cash portion of special charges.....................    38,977     41,670    128,812
    Cash portion of special charges not included in net
      income................................................   (17,769)    (3,838)        --
    Hurricane Mitch insurance proceeds......................   (52,856)   (53,331)   (22,500)
    Gain on sale of citrus assets...........................    (8,578)        --         --
    Other...................................................    (3,520)     1,928     (1,342)
    Change in operating assets and liabilities, net of
      effects from acquisitions and dispositions
      Receivables...........................................    27,064      5,706     39,027
      Inventories...........................................    29,514    (47,490)     2,463
      Prepaid expenses and other assets.....................    (4,740)   (41,043)   (26,861)
      Accounts payable and accrued liabilities..............   (35,420)     5,219    (41,537)
      Internal Revenue Service refund (payment) related to
        prior years' audits.................................        --     14,550    (17,145)
      Other.................................................    (8,437)   (19,455)   (17,392)
                                                              --------   --------   --------
        Cash flow provided by operating activities..........   165,441     73,801    157,098
                                                              --------   --------   --------
Investing activities
  Proceeds from sales of assets.............................    57,154     11,844     19,291
  Capital additions.........................................  (122,241)  (158,281)  (150,207)
  Investments and acquisitions, net of cash acquired........    (2,304)   (17,412)  (332,100)
  Hurricane Mitch insurance proceeds........................    52,856     53,331     22,500
                                                              --------   --------   --------
        Cash flow used in investing activities..............   (14,535)  (110,518)  (440,516)
                                                              --------   --------   --------
Financing activities
  Short-term borrowings.....................................    49,824     30,262     39,508
  Repayments of short-term debt.............................   (62,675)   (41,713)   (38,693)
  Long-term borrowings......................................   246,536    180,951    366,785
  Repayments of long-term debt..............................  (376,358)   (11,786)   (25,692)
  Cash dividends paid.......................................   (22,338)   (22,743)   (24,027)
  Issuance of common stock..................................       127        716     11,773
  Repurchase of common stock................................        --    (91,895)   (42,086)
                                                              --------   --------   --------
        Cash flow provided by (used in) financing
          activities........................................  (164,884)    43,792    287,568
                                                              --------   --------   --------
Increase (decrease) in cash and cash equivalents............   (13,978)     7,075      4,150
Cash and cash equivalents at beginning of year..............    42,427     35,352     31,202
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................    28,449     42,427     35,352
                                                              ========   ========   ========

                 See Notes to Consolidated Financial Statements

                            DOLE FOOD COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--NATURE OF OPERATIONS

    Dole Food Company, Inc. and its consolidated subsidiaries ("the Company") are engaged in the world-wide sourcing, processing, distributing and marketing of high-quality, branded food products including fresh fruit and vegetables, as well as processed foods including packaged fruit and fruit juices. Additionally, the Company has beverage operations in Honduras and sources and markets a full line of premium fresh-cut flowers.

    Operations are conducted throughout North America, Latin America, Europe (including eastern European countries), Asia (primarily in Japan and the Philippines) and Africa (primarily in South Africa and western African countries).

    The Company's principal products are produced on both Company-owned and leased land and are also acquired through associated producer and independent grower arrangements. The Company's products are primarily packed and processed by the Company and sold to wholesale, retail and institutional customers and other food product and flower companies.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION: The Company's Consolidated Financial Statements include the accounts of its majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

    ANNUAL CLOSING DATE: The Company's fiscal year ends on the Saturday closest to December 31. Fiscal years 2000, 1999 and 1998 ended on December 30, 2000, January 1, 2000 and January 2, 1999, respectively, and included 52 weeks each.

    REVENUE RECOGNITION: Revenue is recognized when product title and risk of loss transfer to the customer or when services are performed. During the fourth quarter of 2000, the Company implemented Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides interpretive guidance for rules regarding the recognition and presentation of revenue. The Company's implementation of SAB 101 has resulted in the reclassification, as a reduction of revenue, of product sourcing costs associated with commission sales. Previous industry and Company practice for certain fresh fruit, fresh vegetables and fresh-cut flowers products was to present such amounts as a component of cost of products sold. The reclassification reduced the Company's aggregate and segment revenues and cost of products sold as follows:

(IN THOUSANDS)                                    2000       1999       1998
--------------                                  --------   --------   --------
Fresh fruit...................................  $166,057   $194,936   $161,407
Fresh vegetables..............................    72,357     71,208     73,762
Fresh-cut flowers.............................       345        278         --
                                                --------   --------   --------
                                                 238,759    266,422    235,169
                                                ========   ========   ========

    The change in presentation had no impact on the Company's reported gross margin, operating income or net income.

    AGRICULTURAL COSTS: Recurring agricultural costs for bananas, pineapples and flowers are charged to operations as incurred. Such recurring costs related to other crops are recognized when the crops are harvested and sold. Non-recurring agricultural costs, primarily comprised of soil and farm improvements

                            DOLE FOOD COMPANY, INC.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) and other long-term crop growing costs, are deferred and amortized over the estimated production period, currently from two to seven years.

    STOCK-BASED COMPENSATION:  Statement of Financial Accounting Standards
No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," defines a fair value method of accounting for employee stock-based compensation cost but allows for the continuation of the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"). As allowed by SFAS 123, the Company has elected to continue to utilize the accounting method prescribed by APB 25 and has adopted the disclosure requirements of SFAS 123 (see Note 9).

    INCOME TAXES: Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates to the differences between financial statement carrying amounts and the tax bases of assets and liabilities. Income taxes, which would be due upon the repatriation of foreign subsidiary earnings, have not been provided where the undistributed earnings are considered permanently invested.

    NET INCOME PER COMMON SHARE: Basic net income per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock options. The basic weighted-average number of common shares outstanding was 55.9 million for 2000, 56.9 million for 1999 and 60.0 million for 1998. Diluted net income per common share is calculated using the weighted-average number of common shares outstanding during the period after consideration of the dilutive effect of stock options. The diluted weighted-average number of common shares and equivalents outstanding was 56.0 million for 2000, 56.9 million for 1999 and
60.4 million for 1998.

    COMPREHENSIVE INCOME: Other comprehensive income is comprised of changes to shareholders' equity, other than contributions from or distributions to shareholders, excluded from the determination of net income under accounting principles generally accepted in the United States. The Company's other comprehensive income is comprised of unrealized foreign currency translation gains and losses and additional minimum pension liability. Comprehensive income is presented in the Company's changes in shareholders' equity (see Note 10).

    CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash on hand and time deposits with original maturities of three months or less.

    INVENTORIES: Inventories are valued at the lower of cost or market. Cost is determined principally on a first-in, first-out basis and includes materials, labor, and overhead. Specific identification and average cost methods are also used primarily for certain packing materials and operating supplies.

    INVESTMENTS: Investments in affiliates and joint ventures with ownership of 20% to 50% are generally recorded on the equity method. Other non-consolidated investments are accounted for using the cost method.

    PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of these assets. As necessary, the Company reviews the recoverability of these assets, as well as certain intangible assets including goodwill, in accordance with Statement of Financial Accounting Standards

                            DOLE FOOD COMPANY, INC.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

    GOODWILL AND OTHER INTANGIBLE ASSETS: Goodwill and other intangible assets, generally representing the excess of cost over the fair value of net identifiable assets acquired, are stated at cost less accumulated amortization. Amortization expense is computed principally by the straight-line method over the estimated future periods to be benefited (not exceeding 40 years).

    FINANCIAL INSTRUMENTS: The Company's financial instruments are primarily composed of short-term trade and grower receivables, notes receivable and notes payable, as well as long-term grower receivables, notes receivable, notes payable and debentures. For short-term instruments, the historical carrying amount is a reasonable estimate of fair value. Fair values for long-term financial instruments not readily marketable were estimated based upon discounted future cash flows at prevailing market interest rates. Based on these assumptions, management believes the fair market values of the Company's financial instruments, other than certain long-term debt instruments (see
Note 7), are not materially different from their recorded amounts as of December 30, 2000.

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

    As of December 30, 2000, the Company had entered into certain contracts to facilitate working capital payments and collections primarily denominated in euro, British pounds and Swedish krona at weighted-average exchange rates of $0.90 to the euro, EUR 1.53 to the pound and SEK 8.41 to the euro, respectively, for an aggregate contractual value of $39 million, which approximated their aggregate fair value. These fixed-rate contracts have settlement dates during 2001. Also as of December 30, 2000, the Company had received stock warrants in two privately-held companies through which the Company sells a portion of its products. The Company can, at its option, purchase 2 million shares upon their public registration at a weighted-average price of $5.75 per share. The Company estimated that the fair value of these warrants was not significant as of December 30, 2000.

    In 1998, the Company had contracted to purchase German marks primarily at fixed exchange rates to facilitate payment for the purchase of two German-made refrigerated container vessels. In the fourth quarter of 1999, instead of purchasing the vessels, the Company entered into an operating lease for them. In the fourth quarter of 1999, these currency exchange contracts were terminated resulting in a pre-tax charge to operating income of approximately $2 million.

    FOREIGN EXCHANGE: For subsidiaries with transactions denominated in currencies other than their functional currency, net foreign exchange transaction gains or losses are included in determining net income. These transactions resulted in net losses of $8 million in 2000, $9 million in 1999 and $5 million in 1998. Net foreign exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the United States dollar are recognized as a component of accumulated other comprehensive loss in shareholders' equity. The change in operating assets and

                            DOLE FOOD COMPANY, INC.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) liabilities shown in the Consolidated Statements of Cash Flows excludes the effects of foreign currency translation. Such translation reduced assets and liabilities by $34 million and $14 million, respectively, during 2000 and by $39 million and $17 million, respectively, during 1999.

    USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as the disclosures of contingent assets and liabilities as of the date of these financial statements. Management's use of estimates also affects the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

    RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform with the 2000 presentation.

NOTE 3--ACQUISITIONS

    In 2000 and 1999, the Company increased its ownership of its Honduran beverage business to 93%. At the beginning of 1999, the Company acquired and invested in banana production and distribution operations in Latin America and Asia. The cash purchase price of acquisitions and investments made by the Company totaled approximately $2 million in 2000 and $17 million in 1999, net of cash acquired. Each acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair values as of the date of acquisition. This allocation of purchase price resulted in goodwill of approximately $14 million in 1999; goodwill in 2000 was not significant. The goodwill is being amortized over a period of up to 20 years. In 1999, the fair values of assets acquired, including goodwill, and liabilities assumed were $50 million and $33 million, respectively. Pro forma results of acquired operations were not significant in the year prior to acquisition.

    During the second half of 1998, the Company acquired and invested in operations in Latin America, North America and Europe with an aggregate cash purchase price, net of cash acquired, of approximately $332 million. These acquisitions were comprised primarily of the purchases of Sunburst Farms, Inc., Four Farmers, Inc., Finesse Farms, Colombian Carnations, Inc. and their affiliated companies and 60% of the Saba Trading AB Scandinavian fresh produce distribution business. In connection with the acquisition of its 60% interest in Saba Trading AB, the Company has the right to purchase, at its sole discretion, the minority shareholders' entire interest in that Company during either
January 2004 or January 2008. In addition, each minority shareholder separately has the right to require the Company to purchase its remaining interest during either February 2005 or February 2008. Each acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair values as of the date of acquisition. These allocations of purchase price resulted in approximately $226 million of goodwill, which is being amortized over 30 years. The fair values of assets acquired, including goodwill, and liabilities assumed were approximately
$499 million and $167 million, respectively.

NOTE 4--SPECIAL GAINS AND CHARGES

    GAIN ON SALE OF CITRUS ASSETS: On September 27, 2000, the Company sold the assets of its citrus operations located in California and Arizona for approximately $55 million. Production assets were transferred to the buyer in the third quarter of 2000 for cash proceeds of $45 million, resulting in a net gain

                            DOLE FOOD COMPANY, INC.

NOTE 4--SPECIAL GAINS AND CHARGES (CONTINUED) of $8 million. The remaining $10 million of proceeds were for secured grower contracts, approximately half of which were transferred to the buyer in the fourth quarter of 2000, resulting in a net gain of $1 million. The combined
$9 million net gain has been reported on a separate line in the Consolidated Statements of Income. Title to the remaining grower contracts was transferred at near book value in the first quarter of 2001.

    BUSINESS DOWNSIZING CHARGES: Due largely to continuing oversupply and other market conditions in the banana business and market dynamics in certain North American-sourced fresh produce businesses, the Company implemented a plan during the latter part of 1999 to downsize certain of its global operations, primarily in its fresh fruit segment, and to initiate an early retirement program. In connection with its plan, the Company recorded a $48 million charge in the fourth quarter of 1999, which was reported on a separate line in the Consolidated Statements of Income.

    The $48 million charge included costs to reduce the Company's productive capacity and distribution infrastructure in its fresh fruit operations, primarily bananas. In Latin America, the Company ceased operations in Nicaragua and Venezuela and terminated certain ship charters and grower contracts. In its European operations, the Company closed certain production and distribution sites and sales offices. In North America, the Company exited its citrus business in Florida and its almond processing business in California. Costs to sever 1,483 employees were included in this plan, of which 1,464 employees had been severed as of December 30, 2000. The Company's early retirement program resulted in the termination of 92 employees.

    Included in the $48 million charge was $31 million of accrued costs primarily related to the severance and early retirement of employees as well as the termination of certain ship charters and grower contracts. In connection with its early retirement program, the Company recognized net expenses of $11 million (see Note 8).

    The amounts recorded, utilized and to be utilized as of December 30, 2000 in each asset, liability and expense category are as follows:

                                                      1999     UTILIZED    TO BE
(IN THOUSANDS)                                       CHARGE    TO DATE    UTILIZED
--------------                                      --------   --------   --------
Receivables and other assets......................  $   515    $   515     $   --
Inventories.......................................      721        721         --
Property, plant and equipment.....................    9,758      9,758         --
Contract terminations, severance and other
  expenses........................................    6,792      6,792         --
Accrued liabilities:
  Severance and early retirement costs............   16,133     15,577        556
  Contract terminations...........................   10,306      9,574        732
  Other accrued costs.............................    4,237      3,758        479
                                                    -------    -------     ------
  Total business downsizing charge................   48,462     46,695      1,767
                                                    =======    =======     ======

    In the second quarter of 2000, the early retirement of employees became effective, and the related $11 million of early retirement benefits were transferred from accrued liabilities to non-current accrued pension cost. As of December 30, 2000, accrued costs of $2 million remain to be utilized for contractual payments associated with closing citrus operations in Florida and contractual severance and closing costs related to sites in Europe. Terms of these remaining contractual obligations extend into 2003.

                            DOLE FOOD COMPANY, INC.

NOTE 4--SPECIAL GAINS AND CHARGES (CONTINUED)
    In the third quarter of 2000, the Company initiated a plan to further downsize its fresh fruit operations, including the complete shutdown of certain activities. In connection with its plan, the Company recorded a $46 million charge, which was reported on a separate line in the Consolidated Statements of Income. The $46 million charge includes costs to further reduce the Company's existing productive capacity in its banana operations in Latin America and Asia. The Company is also shutting down its melon and citrus farming activities in Honduras and downsizing its distribution network in Europe. In its Latin American banana operations, the Company is closing select production sites, severing certain employee arrangements, terminating certain contracts with independent growers and divesting its controlling interest in a production joint venture in South America. In its Asian banana operations, the Company is exiting production on select agricultural lands and terminating certain employees and contracts with independent growers. In its European operations, the Company is reducing its sales force and administrative staff, primarily in northern Europe. A total of 4,880 employees in the Company's operations are being severed under these plans, of which 4,705 have been severed as of December 30, 2000.

    The amounts recorded, utilized and to be utilized as of December 30, 2000 in each asset, liability and expense category are as follows:

                                                     2000     UTILIZED    TO BE
(IN THOUSANDS)                                      CHARGE    TO DATE    UTILIZED
--------------                                     --------   --------   --------
Receivables and other assets.....................  $ 5,155    $ 5,155    $    --
Inventories......................................    3,153      3,153         --
Property, plant and equipment....................   12,430     12,430         --
Goodwill.........................................    7,376      7,376         --
Accrued liabilities:
Severance costs..................................   10,308      6,465      3,843
Contract terminations............................    4,570         25      4,545
Other accrued costs..............................    2,769        294      2,475
                                                   -------    -------    -------
Total business downsizing charge.................   45,761     34,898     10,863
                                                   =======    =======    =======

    A minor portion of the accrued costs for contractual payments associated with reductions in the Company's European and Asian operations extend into 2002.

    HURRICANE MITCH CHARGE: During the fourth quarter of 1998, the Company recorded a $100 million charge, net of insurance proceeds received, for losses sustained from Hurricane Mitch ("Mitch"). The charge was reported on a separate line in the Consolidated Statements of Income. Mitch impacted over 30,000 acres of agricultural plantings and severely damaged the Company's general agricultural infrastructure at both its Honduran banana and beverage operations. A majority of the charge was for write-downs of fixed assets, grower and trade receivables, inventories and certain deferred crop growing costs related to operations that were completely or partially destroyed or impaired by the hurricane.

    Included in the charge was $62 million related to property, plant and equipment, which consists of $24 million of asset write-offs for property destroyed and $38 million of assets impaired by Mitch. The Company reviewed the impaired assets to determine whether expected future cash flows from them (undiscounted and without interest charges) would result in the recovery of their carrying value. As a result of this review, the Company determined that these assets were impaired in accordance with accounting principles generally accepted in the United States, and accordingly, an impairment loss was recognized.

                            DOLE FOOD COMPANY, INC.

NOTE 4--SPECIAL GAINS AND CHARGES (CONTINUED)
    In 1999, the Company received additional insurance proceeds of $53 million and incurred $25 million of additional rehabilitation expenses, which were reported net on a separate line in the Consolidated Statements of Income. In 2000, the Company received additional insurance proceeds of $53 million in final settlement of substantially all insurance claims related to losses sustained from Mitch. These proceeds were offset by claims-preparation and other Mitch-related costs. The net proceeds of $43 million received in 2000 have been reported on a separate line in the Consolidated Statements of Income.

    CITRUS CHARGE: From December 21 through December 24, 1998, freezing temperatures destroyed or severely damaged citrus crops in California. The Company had ownership interests in approximately 6,500 acres of citrus in the areas affected by the freeze. As a result of the freeze and changes in industry economics, the Company recorded a $20 million charge. Of the $20 million charge, $13 million related to write-downs of deferred crop costs and property, plant and equipment, reductions in grower receivable recovery estimates, incremental freeze protection activities and the severance of 29 employees as a direct result of the freeze. The remaining $7 million of the charge related to reductions in grower receivable recovery estimates in other areas of the Company's North American citrus operations due to the recognition of changes in industry economics that impacted certain independent growers. This charge has been reported on a separate line in the Consolidated Statements of Income. The loss was largely not covered by insurance.

    Included in the $20 million charge was $3 million of property, plant and equipment impaired by the freeze. The Company reviewed these assets to determine whether expected future cash flows from them (undiscounted and without interest charges) would result in the recovery of their carrying value. As a result of this review, the Company determined that these assets were impaired in accordance with accounting principles generally accepted in the United States, and accordingly, an impairment loss was recognized.

                            DOLE FOOD COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5--CURRENT ASSETS AND LIABILITIES

    Cash equivalents of $1 million as of both December 30, 2000 and January 1, 2000, consisted principally of time deposits. Outstanding checks, which are funded as presented for payment, totaled $39 million and $32 million as of December 30, 2000 and January 1, 2000, respectively, and were included in accounts payable.

    Details of certain current assets were as follows:

(IN THOUSANDS)                                              2000       1999
--------------                                            --------   --------
Receivables
  Trade.................................................  $499,584   $500,193
  Notes and other.......................................   107,040    116,250
  Grower advances.......................................    64,148     63,725
  Affiliated operations.................................    22,869     17,765
                                                          --------   --------
                                                           693,641    697,933
  Allowance for doubtful accounts.......................  (109,842)   (97,262)
                                                          --------   --------
                                                           583,799    600,671
                                                          ========   ========
Inventories
  Finished products.....................................  $168,112   $175,574
  Raw materials and work in progress....................   155,310    181,690
  Crop growing costs....................................    62,591     55,221
  Operating supplies and other..........................    96,369    112,090
                                                          --------   --------
                                                           482,382    524,575
                                                          ========   ========

    Included in notes receivable as of January 1, 2000 was a $10 million note from Castle & Cooke, Inc., a Hawaii corporation privately held by David H. Murdock, bearing interest at the rate of 7% per annum, which was due and collected in December 2000. Accrued liabilities as of December 30, 2000 and January 1, 2000 included $76 million and $88 million, respectively, of amounts due to growers, $48 million and $53 million, respectively, of marketing and advertising costs and $40 million and $36 million, respectively, of materials and supplies costs.

NOTE 6--PROPERTY, PLANT AND EQUIPMENT AND OTHER LONG-LIVED ASSETS

    Major classes of property, plant and equipment were as follows:

(IN THOUSANDS)                                                   2000         1999
--------------                                                ----------   ----------
Land and land improvements..................................  $  448,827   $  449,490
Buildings and improvements..................................     342,472      335,363
Machinery and equipment.....................................   1,046,410    1,062,961
Construction in progress....................................      82,700       92,032
                                                              ----------   ----------
                                                               1,920,409    1,939,846
Accumulated depreciation....................................    (865,249)    (814,457)
                                                              ----------   ----------
                                                               1,055,160    1,125,389
                                                              ==========   ==========

                            DOLE FOOD COMPANY, INC.

NOTE 6--PROPERTY, PLANT AND EQUIPMENT AND OTHER LONG-LIVED ASSETS (CONTINUED) Depreciation expense for 2000, 1999 and 1998 totaled $115 million,
$109 million and $103 million, respectively. Goodwill amortization expense for 2000, 1999 and 1998 totaled $13 million, $14 million and $9 million, respectively. As of December 30, 2000 and January 1, 2000, accumulated amortization of goodwill totaled $44 million and $31 million, respectively.

NOTE 7--DEBT

    Long-term debt consisted of the following amounts:

(IN THOUSANDS)                                                   2000         1999
--------------                                                ----------   ----------
Unsecured debt
  Notes payable to banks at an average interest rate of 7.3%
    (6.6% in 1999)..........................................  $  333,000   $  234,000
  6.75% notes due 2000......................................          --      225,000
  7% notes due 2003.........................................     300,000      300,000
  6.375% notes due 2005.....................................     300,000      300,000
  7.875% debentures due 2013................................     175,000      175,000
  Various other notes due 2001-2007 at an average interest
    rate of 10.3% (7.6% in 1999)............................      27,332       43,649
Secured debt
  Mortgages, contracts and notes due 2001-2012, at an
    average interest rate of 7.1% (6.0% in 1999)............      11,891       19,661
Unamortized debt discount and issuance costs................      (1,643)      (2,048)
                                                              ----------   ----------
                                                               1,145,580    1,295,262
Current maturities..........................................      (9,947)      (9,546)
                                                              ----------   ----------
                                                               1,135,633    1,285,716
                                                              ==========   ==========

    The Company estimates the fair value of its fixed interest rate unsecured debt based on current quoted market prices. The estimated fair value of unsecured notes (face value $775 million in 2000 and $1,000 million in 1999) was approximately $695 million as of December 30, 2000 and $891 million as of January 1, 2000.

    In July 1998, the Company extended its five-year, $400 million revolving credit facility (the "Long-term Facility") to 2003. At the Company's option, borrowings under the Long-term Facility bear interest at a certain percentage over the agent's prime rate or the London Interbank Offered Rate ("LIBOR"). Provisions under the Long-term Facility require the Company to comply with certain financial covenants which include a maximum permitted ratio of consolidated debt to net worth and a minimum required fixed charge coverage ratio. As of December 30, 2000, the Company was in compliance with these covenants. The Company had $320 million and $180 million outstanding under the Long-term Facility as of December 30, 2000 and January 1, 2000, respectively. The Company may also borrow under uncommitted lines of credit at rates offered from time to time by various banks that may not be lenders under the Long-term Facility. Net borrowings outstanding under the Company's uncommitted lines of credit totaled $13 million and $54 million as of December 30, 2000 and January 1, 2000, respectively.

    In July 2000, the Company entered into a $250 million, 364-day revolving credit facility (the "364-day Facility"). At the Company's option, borrowings under the 364-day Facility bear interest at a certain percentage over the agent's prime rate, LIBOR, or the Federal Funds rate. The 364-day Facility provides

                            DOLE FOOD COMPANY, INC.

NOTE 7--DEBT (CONTINUED)
the Company with additional liquidity to meet its short-term financing needs. There was no outstanding balance under this facility as of December 30, 2000.

    In July 2000, the Company repaid its $225 million, 6.75% notes, which matured on July 15, 2000. As of January 1, 2000, these notes had been classified as long-term due to the Company's ability and intent as of that date to refinance the maturity using a long-term instrument. The Company financed
$40 million of this maturity under its 364-day Facility, which was subsequently repaid. The remaining $185 million was financed under the Company's Long-term Facility.

    On October 6, 1998, the Company issued $300 million of unsecured notes in a public offering for which it received cash proceeds of $297 million. These notes bear interest at 6.375% and mature in 2005. Net proceeds from the sale of the notes were used to repay amounts outstanding under the Long-term Facility and to fund acquisitions during the fourth quarter of 1998.

    Maturities with respect to long-term debt as of December 30, 2000 were as follows (in millions): 2001 - $10; 2002 - $11; 2003 - $642; 2004 - $5; 2005 -
$301; and thereafter - $177. Notes payable consisted primarily of short-term borrowings required to fund certain foreign operations and totaled $35 million with a weighted-average interest rate of 5.5% as of December 30, 2000 and $30 million with a weighted-average interest rate of 11.4% as of January 1, 2000.

    Interest payments totaled $96 million, $90 million and $67 million during 2000, 1999 and 1998, respectively.

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

    For U.S. plans, the Company's general policy is to fund the normal cost plus a 15-year amortization of the unfunded liability. Most of the Company's international pension plans and all of its OPRB plans are unfunded.

                            DOLE FOOD COMPANY, INC.

NOTE 8--EMPLOYEE BENEFIT PLANS (CONTINUED)
    The status of the Company's defined benefit pension plans was as follows:

                                                            INTERNATIONAL
                                   U.S. PENSION PLANS       PENSION PLANS          OPRB PLANS
                                   -------------------   -------------------   -------------------
(IN THOUSANDS)                       2000       1999       2000       1999       2000       1999
--------------                     --------   --------   --------   --------   --------   --------
Change in projected benefit
  obligation
  Benefit obligation at beginning
    of year......................  $314,201   $302,088   $ 35,251   $ 33,940   $ 64,691   $ 67,924
  Service cost...................     4,422      4,580      1,911      2,094        225        191
  Interest cost..................    22,696     20,117      4,017      4,174      4,862      4,750
  Participant contributions......        --         --         20         23         --         --
  Plan amendments................        --     (1,762)        30         19     (1,356)        --
  Exchange rate changes..........        --         --     (4,862)    (1,502)        --         --
  Actuarial loss (gain)..........    (9,537)     2,930        349        (94)       760     (4,348)
  Curtailments, settlements and
    terminations, net............        --      9,430         --     (1,089)        --      1,710
  Benefits paid..................   (24,037)   (23,182)    (5,425)    (2,314)    (5,843)    (5,536)
                                   --------   --------   --------   --------   --------   --------
  Benefit obligation at end of
    year.........................   307,745    314,201     31,291     35,251     63,339     64,691
                                   ========   ========   ========   ========   ========   ========
Change in plan assets
  Fair value of plan assets at
    beginning of year............  $355,780   $307,375   $  2,169   $  2,029         --         --
  Actual return on plan assets...   (23,726)    65,723        182        251         --         --
  Company contributions..........     1,537      5,864      5,397      4,311   $  5,843   $  5,536
  Participant contributions......        --         --         20         23         --         --
  Exchange rate changes..........        --         --       (413)       (80)        --         --
  Settlements....................        --         --         --     (2,051)        --         --
  Benefits paid..................   (24,037)   (23,182)    (5,425)    (2,314)    (5,843)    (5,536)
                                   --------   --------   --------   --------   --------   --------
  Fair value of plan assets at
    end of year..................   309,554    355,780      1,930      2,169         --         --
                                   ========   ========   ========   ========   ========   ========

  Funded status..................  $  1,809   $ 41,579   $(29,361)  $(33,082)  $(63,339)  $(64,691)
  Unrecognized net loss (gain)...     2,612    (40,003)     1,359      1,894    (19,343)   (21,759)
  Unrecognized prior service cost
    (benefit)....................     2,619      2,687      2,375      3,046     (2,234)    (1,074)
  Unrecognized net transition
    obligation (asset)...........      (143)      (344)     1,129      1,440         --         --
                                   --------   --------   --------   --------   --------   --------
  Net amount recognized..........     6,897      3,919    (24,498)   (26,702)   (84,916)   (87,524)
                                   ========   ========   ========   ========   ========   ========
Net amount recognized in the
  Consolidated Balance Sheets
  Prepaid benefit cost...........  $ 17,109   $ 14,078         --         --         --         --
  Accrued benefit liability......   (15,933)   (14,150)  $(27,255)  $(27,297)  $(84,916)  $(87,524)
  Intangible asset...............     1,842      2,046      1,366         63         --         --
  Accumulated other comprehensive
    income.......................     3,879      1,945      1,391        532         --         --
                                   --------   --------   --------   --------   --------   --------
                                      6,897      3,919    (24,498)   (26,702)   (84,916)   (87,524)
                                   ========   ========   ========   ========   ========   ========

                            DOLE FOOD COMPANY, INC.

NOTE 8--EMPLOYEE BENEFIT PLANS (CONTINUED)
    For U.S. plans, the projected benefit obligation was determined using assumed discount rates of 7.5% in both 2000 and 1999 and assumed rates of increase in future compensation levels of 4.5% in both 2000 and 1999. The expected long-term rate of return on assets was 9.25% in both 2000 and 1999. For international plans, the projected benefit obligation was determined using assumed discount rates of 7.5% to 20.0% in both 2000 and 1999 and assumed rates of increase in future compensation levels of 4.5% to 17.5% in both 2000 and 1999. The expected long-term rate of return on assets for international plans was 9.25% to 20.0% in both 2000 and 1999.

    The accumulated plan benefit obligation ("APBO") for the Company's OPRB plans in 2000 was determined using an assumed annual rate of increase in the per capita cost of covered health care benefits of 7.5% in 2001 decreasing to 5.0% in 2006 and thereafter. The annual rate of increase assumed in the 1999 APBO was 8.0% in 2000 decreasing to 5.0% in 2006 and thereafter. An increase in the assumed health care cost trend rate of one percentage point in each year would have increased the Company's APBO as of December 30, 2000 by approximately
$5 million and would have increased the service and interest cost components of postretirement benefit expense for 2000 by less than $1 million, in aggregate. A decrease in the assumed health care cost trend rate by one percentage point in each year would have decreased the Company's APBO as of December 30, 2000 by approximately $5 million and would have decreased the service and interest cost components of postretirement benefit expense for 2000 by less than $1 million, in aggregate. The assumed weighted-average discount rate used in determining the APBO was 7.5% for the U.S. and international plans in both 2000 and 1999.

    The Company's U.S. ERISA Excess Plan had an APBO of $12 million in both 2000 and 1999. Due to the nature of the plan, it remains unfunded. The remainder of the Company's domestic pension plans were fully funded. The APBO for the Company's unfunded international pension plans, in aggregate, was $23 million in 2000 and $17 million in 1999.

    The components of net periodic benefit cost for the U.S. and international plans were as follows:

                                                PENSION PLANS                      OPRB PLANS
                                        ------------------------------   ------------------------------
(IN THOUSANDS)                            2000       1999       1998       2000       1999       1998
--------------                          --------   --------   --------   --------   --------   --------
Components of net periodic benefit
  cost
  Service cost........................  $  6,333   $  6,674   $  6,064   $   225     $  191     $  186
  Interest cost.......................    26,713     24,291     23,571     4,862      4,750      5,031
  Expected return on plan assets......   (26,959)   (24,386)   (22,712)       --         --         --
  Amortization of:
    Unrecognized net loss (gain)......       (17)     1,110        500    (1,473)      (770)      (799)
    Unrecognized prior service cost
      (benefit).......................       362        423        681      (196)      (334)      (333)
    Unrecognized net transition
      asset...........................       (75)       (45)       (29)       --         --         --
    Curtailment, settlements and
      terminations, net...............        --     10,967         --        --      1,710         --
                                        --------   --------   --------   -------     ------     ------
                                           6,357     19,034      8,075     3,418      5,547      4,085
                                        ========   ========   ========   =======     ======     ======

    In 1999, the Company elected to reduce its overall headcount by initiating an early retirement program for eligible employees. In connection with this program, the Company recognized special termination benefits of $13 million. Also in connection with this program, the Company recognized a

                            DOLE FOOD COMPANY, INC.

NOTE 8--EMPLOYEE BENEFIT PLANS (CONTINUED) curtailment gain of $2 million. The net amount of $11 million has been reported as a component of the Company's 1999 business downsizing charge (see Note 4).

    The Company recognized net curtailment losses of $2 million in 1999 for international plans. These losses were due to additional benefit payments resulting from reductions in workforce.

    The Company offers defined contribution plans to eligible employees. Such employees may defer a percentage of their annual compensation primarily to supplement their retirement income. Certain of these plans provide for Company contributions based on a percentage of each participant's contribution, subject to a maximum contribution by the Company. Company contributions to its defined contribution plans totaled $7 million in 2000 and 1999 and $3 million in 1998.

    The Company is also a party to various industry-wide collective bargaining agreements that provide pension benefits. Total contributions to these plans and direct payments to pensioners were approximately $1 million in 2000, 1999 and 1998.

NOTE 9--STOCK OPTIONS AND AWARDS

    Under the 1982 and 1991 Stock Option and Award Plans ("the Option Plans"), the Company can grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards and performance share awards to officers and key employees of the Company. Stock options vest over time or based on stock price appreciation and may be exercised for up to 10 years from the date of grant, as determined by the Corporate Compensation and Benefits Committee of the Company's Board of Directors.

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

    In 2000, the Company granted 712,572 stock options, of which 638,950 shares were granted at market price (weighted-average price of $12.91) and 73,622 shares were granted at a price exceeding market price (weighted-average price of $34.20). On March 13, 2000, 6,000 shares of non-vested stock awards were issued and remained outstanding at December 30, 2000. No stock appreciation rights or performance share awards were outstanding at December 30, 2000.

                            DOLE FOOD COMPANY, INC.

NOTE 9--STOCK OPTIONS AND AWARDS (CONTINUED)
    Changes in outstanding stock options were as follows:

                                                    OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                                                 -------------------------   -------------------------
                                                               WEIGHTED-                   WEIGHTED-
                                                  SHARES     AVERAGE PRICE    SHARES     AVERAGE PRICE
                                                 ---------   -------------   ---------   -------------
January 3, 1998................................  2,368,784      $33.51       1,284,866      $29.78
Granted at market price........................    595,682       52.31              --          --
Exercised......................................   (413,016)      29.56              --          --
Canceled.......................................   (158,587)      39.09              --          --
                                                 ---------
January 2, 1999................................  2,392,863       38.50       1,286,370       32.34
Granted at market price........................  1,337,050       21.49              --          --
Exercised......................................    (27,061)      26.48              --          --
Canceled.......................................   (393,309)      36.72              --          --
                                                 ---------
January 1, 2000................................  3,309,543       31.94       1,224,071       33.85
Granted at or above market price...............    712,572       15.11              --          --
Exercised......................................         --          --              --          --
Canceled.......................................   (327,251)      33.02              --          --
                                                 ---------
December 30, 2000..............................  3,694,864       28.60       1,409,796       33.71
                                                 =========

    The following table summarizes information about stock options outstanding as of December 30, 2000:

(SHARES IN THOUSANDS)                               OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
---------------------                       -----------------------------------   -----------------------
                                                          WEIGHTED    WEIGHTED-                 WEIGHTED-
                                                           AVERAGE     AVERAGE                   AVERAGE
                                              NUMBER      REMAINING   EXERCISE      NUMBER      EXERCISE
RANGE OF EXERCISE PRICES                    OUTSTANDING     YEARS       PRICE     EXERCISABLE     PRICE
------------------------                    -----------   ---------   ---------   -----------   ---------
$12.69 to $16.75..........................     1,246         9.2       $13.64           69       $14.47
25.32 to 32.50............................     1,066         5.8        27.85          578        27.50
34.31 to 44.25............................       920         4.6        37.79          624        37.43
50.19 to 54.81............................       463         7.2        52.33          139        52.36
                                               -----         ---       ------        -----       ------
12.69 to 54.81............................     3,695         6.8        28.60        1,410        33.71
                                               =====         ===       ======        =====       ======

    The fair value of each stock option granted during 2000, 1999 and 1998 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                2000       1999       1998
                                                              --------   --------   --------
Dividend yields.............................................      2.9%        2.1%       0.8%
Expected volatility.........................................     32.6%       30.8%      28.0%
Risk free interest rates....................................      5.9%        5.8%       5.7%
Expected lives..............................................  7 years    10 years   10 years
Weighted-average fair values................................  $  4.02    $   8.78   $  25.02

    The Company accounts for employee stock-based compensation related to the Option Plans under APB 25. As the Company's stock options were granted at or above market price on the date of grant, no

                            DOLE FOOD COMPANY, INC.

NOTE 9--STOCK OPTIONS AND AWARDS (CONTINUED) compensation costs were recognized in the accompanying Consolidated Statements of Income for 2000, 1999 and 1998. Had compensation costs been determined under SFAS 123, pro forma net income and net income per common share would have been as follows:

(IN THOUSANDS, EXCEPT PER-SHARE DATA)                           2000       1999       1998
-------------------------------------                         --------   --------   --------
Net income..................................................  $64,981    $44,530     $6,299
Net income per share--basic.................................     1.16       0.78       0.10
Net income per share--diluted...............................     1.16       0.78       0.10

    Since SFAS 123 was only applied to options granted subsequent to December 31, 1994, the resulting pro forma compensation cost may not be representative of future years.

NOTE 10--SHAREHOLDERS' EQUITY

    Authorized capital as of December 30, 2000 consisted of 80 million shares of no par value common stock and 30 million shares of no par value preferred stock issuable in series. As of December 30, 2000, approximately 4.6 million shares and 0.1 million shares of common stock were reserved for issuance under the Option Plans and the Directors Plan, respectively. There was no preferred stock outstanding.

    The Company's current policy is to pay quarterly dividends on common shares at an annual rate of 40 cents per share.

    During 1998, the Company increased the number of common shares authorized under its existing stock repurchase program to 4.5 million. In February 1999, the Company increased the number of shares authorized for repurchase to
8.3 million. During 1999, the Company repurchased approximately 3.5 million of its common shares at a total cost of $92 million, and during 1998, the Company repurchased approximately 1.2 million of its common shares at a total cost of $42 million. As of December 30, 2000, approximately 3.3 million shares remain authorized for repurchase under the Company's stock repurchase program.

                            DOLE FOOD COMPANY, INC.

NOTE 10--SHAREHOLDERS' EQUITY (CONTINUED)
    Comprehensive income (see Note 2) and changes in shareholders' equity were as follows:

                                                                                    ACCUMULATED
                                     COMMON                 ADDITIONAL                 OTHER       TOTAL COMMON
                                     SHARES       COMMON     PAID-IN     RETAINED     COMPRE-      SHAREHOLDERS'   COMPREHENSIVE
(IN THOUSANDS, EXCEPT SHARE DATA)  OUTSTANDING    STOCK      CAPITAL     EARNINGS   HENSIVE LOSS      EQUITY           INCOME
---------------------------------  -----------   --------   ----------   --------   ------------   -------------   --------------
Balance, January 3, 1998........   60,064,447    $320,707    $174,058    $259,456     $(87,749)      $666,472
  Net Income....................           --         --           --     12,079            --         12,079         $12,079
  Cash dividends declared
    ($.40 per share)............           --         --           --    (24,027)           --        (24,027)             --
  Translation adjustments.......           --         --           --         --        (2,379)        (2,379)         (2,379)
  Issuance of common stock......      394,652        395       11,378         --            --         11,773              --
  Repurchase of common stock....   (1,165,200)    (1,165)     (40,921)        --            --        (42,086)             --
                                   ----------    --------    --------    --------     --------       --------         -------
Comprehensive income--1998......           --         --           --         --            --             --           9,700
                                                                                                                      =======
Balance, January 2, 1999........   59,293,899    319,937      144,515    247,508       (90,128)       621,832
  Net Income....................           --         --           --     48,544            --         48,544          48,544
  Cash dividends declared
    ($.40 per share)............           --         --           --    (22,743)           --        (22,743)             --
  Translation adjustments.......           --         --           --         --       (22,052)       (22,052)        (22,052)
  Additional minimum pension
    liability adjustments.......           --         --           --         --        (2,477)        (2,477)         (2,477)
  Issuance of common stock......       28,584         28          688         --            --            716              --
  Repurchase of common stock....   (3,487,200)    (3,487)     (88,408)        --            --        (91,895)             --
                                   ----------    --------    --------    --------     --------       --------         -------
Comprehensive income--1999......           --         --           --         --            --             --          24,015
                                                                                                                      =======
Balance, January 1, 2000........   55,835,283    316,478       56,795    273,309      (114,657)       531,925
  Net Income....................           --         --           --     67,655            --         67,655          67,655
  Cash dividends declared
    ($.40 per share)............           --         --           --    (22,338)           --        (22,338)             --
  Translation adjustments.......           --         --           --         --       (19,788)       (19,788)        (19,788)
  Additional minimum pension
    liability adjustments.......           --         --           --         --        (2,793)        (2,793)         (2,793)
  Issuance of common stock......        9,570         10          117         --            --            127              --
                                   ----------    --------    --------    --------     --------       --------         -------
Comprehensive income--2000......           --         --           --         --            --             --          45,074
                                                                                                                      =======
Balance, December 30, 2000......   55,844,853    316,488       56,912    318,626      (137,238)       554,788
                                   ==========    ========    ========    ========     ========       ========

                            DOLE FOOD COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11--CONTINGENCIES

    As of December 30, 2000, the Company was guarantor of $72 million of indebtedness of certain key fruit suppliers and other entities integral to the Company's operations.

    The Company is involved from time to time in various claims and legal actions incidental to its operations, both as plaintiff and defendant. In the opinion of management, after consultation with legal counsel, none of such claims is expected to have a material adverse effect on the Company's financial position or results of operations.

NOTE 12--LEASE COMMITMENTS

    The Company has obligations under non-cancelable operating leases, primarily for ship charters and containers, as well as certain equipment and office facilities. Certain agricultural land leases provide for increases in minimum rentals based on production. Lease payments under a significant portion of the Company's operating leases are based on variable interest rates. Total rental expense, including rents related to short-term cancelable leases was $150 million, $167 million and $151 million (net of sublease income of $10 million, $9 million and $9 million) for 2000, 1999 and 1998, respectively.

    As of December 30, 2000, the Company's aggregate non-cancelable minimum rental commitments, before sublease income, were as follows (in millions); 2001--$116; 2002--$195; 2003--$108; 2004--$149; 2005--$26; and thereafter--$171.
Total future sublease income is $28 million.

NOTE 13--INCOME TAXES

    Income tax expense (benefit) was as follows:

(IN THOUSANDS)                                                  2000       1999       1998
--------------                                                --------   --------   --------
Current
  Federal, state and local..................................  $ 2,015    $(13,506)  $ 19,427
  Foreign...................................................   25,493      19,791     19,061
                                                              -------    --------   --------
                                                               27,508       6,285     38,488
                                                              -------    --------   --------
Deferred
  Federal, state and local..................................    6,379       6,514    (29,407)
  Foreign...................................................   (2,050)        901     (3,881)
                                                              -------    --------   --------
                                                                4,329       7,415    (33,288)
                                                              -------    --------   --------
                                                               31,837      13,700      5,200
                                                              =======    ========   ========

    Income before taxes attributable to foreign operations were $56 million, $100 million and $44 million for 2000, 1999 and 1998, respectively. Undistributed earnings of foreign subsidiaries, which have been or are intended to be permanently invested, totaled $1.4 billion at December 30, 2000 and January 1, 2000.

                            DOLE FOOD COMPANY, INC.

NOTE 13--INCOME TAXES (CONTINUED)
    The Company's reported income tax expense varied from the expense calculated using the U.S. federal statutory tax rate for the following reasons:

(IN THOUSANDS)                                                  2000       1999       1998
--------------                                                --------   --------   --------
Expense computed at U.S. federal statutory income tax
  rate......................................................  $ 34,822   $ 21,785   $  6,048
Foreign income taxed at different rates.....................   (10,012)   (12,915)   (28,097)
Dividends from subsidiaries.................................        --         --        486
State and local income tax, net of federal income tax
  benefit...................................................     1,698        757        762
Interest on prior years taxes...............................        --      3,306     (3,752)
Hurricane losses taxed at different rates...................        --         --      9,886
Valuation allowance on foreign losses.......................     7,479        (98)    18,742
Principal refund of prior years taxes.......................    (3,376)        --         --
Other.......................................................     1,226        865      1,125
                                                              --------   --------   --------
Reported income tax expense.................................    31,837     13,700      5,200
                                                              ========   ========   ========

    Total income tax payments, net of refunds, for 2000, 1999 and 1998 were $24 million, $12 million and $37 million, respectively. The Company's effective tax rate was 32%, 22% and 30% for 2000, 1999 and 1998, respectively.

    Deferred tax assets (liabilities) were comprised of the following:

(IN THOUSANDS)                                                  2000       1999       1998
--------------                                                --------   --------   --------
Operating reserves..........................................  $ 79,120   $ 52,455   $ 40,526
Accelerated depreciation....................................   (21,286)   (23,092)   (16,538)
Inventory valuation methods.................................     2,846      3,422      4,699
Effect of differences between book values assigned in prior
  acquisitions and historical tax values....................   (30,736)   (35,378)   (34,032)
Postretirement benefits.....................................    33,061     33,541     34,098
Current year acquisitions...................................        --         --       (114)
Tax credit carryforward.....................................     5,459      3,667      1,263
Net operating loss carryforward.............................    74,461    103,293    109,106
Reserves for hurricane losses...............................     7,740      8,820     13,962
Valuation allowance on foreign losses.......................   (26,123)   (18,644)   (18,742)
Other, net..................................................   (22,396)   (21,796)   (21,113)
                                                              --------   --------   --------
                                                               102,146    106,288    113,115
                                                              ========   ========   ========

    The Company has recorded deferred tax assets of $74 million reflecting the benefit of $224 million in net operating loss carryforwards. These amounts include $61 million of deferred tax assets related to $173 million of federal and state net operating loss carryforwards, which will, if unused, begin to expire in 2009. The remainder relates to foreign net operating loss carryforwards, which will, if unused, begin to expire in 2001.

    A valuation allowance was established to offset the deferred tax assets related to foreign net operating loss carryforwards, hurricane losses and certain other foreign reserves. The Company has deemed it more

                            DOLE FOOD COMPANY, INC.

NOTE 13--INCOME TAXES (CONTINUED)
likely than not that future taxable income in the relevant foreign taxing jurisdictions will not be sufficient to realize the related income tax benefits for these assets.

    The tax credit carryforward amount of $5 million is primarily comprised of alternative minimum tax credits, which can be utilized to reduce regular tax liabilities and may be carried forward indefinitely, and general business credits, which will begin to expire in 2008.

    Total deferred tax assets and deferred tax liabilities were as follows:

(IN THOUSANDS)                                                  2000        1999        1998
--------------                                                ---------   ---------   ---------
Deferred tax assets.........................................  $ 228,688   $ 234,521   $ 238,212
Deferred tax liabilities....................................   (126,542)   (128,233)   (125,097)
                                                              ---------   ---------   ---------
                                                                102,146     106,288     113,115
                                                              =========   =========   =========

    The Company had been previously contingently liable with respect to certain tax credits sold to Norfolk Southern Railway ("Norfolk") with recourse by Flexi-Van Leasing, Inc. ("Flexi-Van"), successor corporation to Flexi-Van Corporation, the Company's former transportation equipment leasing business. Litigation with the Internal Revenue Service involving these credits concluded in 1998. Flexi-Van and Norfolk have reached a final settlement. Norfolk has also released and discharged Flexi-Van and the Company from any and all action related to this matter, effective January 29, 2001.

    The Company is subject to examination by taxing authorities in the various jurisdictions in which it files tax returns. Matters raised upon audit may involve substantial amounts and could be material if resolved unfavorably. However, as of December 30, 2000, management considered it unlikely that the resolution of any such matters would have a material adverse effect upon the Company's financial condition or results of operations.

NOTE 14--BUSINESS SEGMENTS

    The Company has four reportable segments: fresh fruit, fresh vegetables, processed foods, and fresh-cut flowers. The fresh fruit segment contains several operating segments that produce and market fresh fruit to wholesale, retail and institutional customers world-wide. The fresh vegetables segment contains three operating segments that produce and market commodity and fresh-cut vegetables to wholesale, retail and institutional customers primarily in North America, Europe and Asia. Both the fresh fruit and fresh vegetable segments sell produce grown by a combination of Company-owned and independent farms. The processed foods segment contains several operating segments that produce and market packaged foods including fruit, beverages and snack foods. The Company's fresh-cut flowers segment sources, imports and markets fresh-cut flowers grown in Colombia, Ecuador and Mexico primarily to wholesale florists and supermarkets in the United States. Businesses in this segment were acquired during the latter part of 1998. These reportable segments are managed separately due to differences in their products, production processes, distribution channels, and customer bases.

                            DOLE FOOD COMPANY, INC.

NOTE 14--BUSINESS SEGMENTS (CONTINUED)
    Accounting policies of the four reportable segments, other operating segments, and Corporate and other are the same as those described in the summary of significant accounting policies. Company management evaluates and monitors segment performance primarily through earnings before interest and taxes ("EBIT"). The results of operations and financial position of the four reportable segments, other operating segments, and Corporate and other were as follows:

(IN THOUSANDS)                                                2000         1999         1998
--------------                                             ----------   ----------   ----------
Revenue
  Fresh fruit............................................  $2,764,731   $2,905,311   $2,530,740
  Fresh vegetables.......................................     885,597      768,869      716,387
  Processed foods........................................     874,995      882,823      834,966
  Fresh-cut flowers......................................     200,562      201,656       66,688
  Other operating segments...............................      37,243       35,502       40,210
                                                           ----------   ----------   ----------
                                                            4,763,128    4,794,161    4,188,991
                                                           ==========   ==========   ==========
EBIT
  Fresh fruit............................................  $   47,297   $   60,613   $  110,505
  Fresh vegetables.......................................      77,084       48,092       49,418
  Processed foods........................................     108,397       97,781       89,462
  Fresh-cut flowers......................................         293       (4,886)       2,620
  Other operating segments...............................        (878)         678          168
                                                           ----------   ----------   ----------
  Total operating segments...............................     232,193      202,278      252,173
  Corporate and other....................................     (39,914)     (26,619)     (45,951)
  Special gains and charges..............................       5,323      (20,576)    (120,000)
                                                           ----------   ----------   ----------
                                                              197,602      155,083       86,222
                                                           ==========   ==========   ==========
Assets
  Fresh fruit............................................  $1,494,214   $1,657,731   $1,516,551
  Fresh vegetables.......................................     354,279      352,008      361,544
  Processed foods........................................     617,248      636,974      591,188
  Fresh-cut flowers......................................     278,704      263,754      270,397
  Other operating segments...............................      21,546       18,313       16,181
                                                           ----------   ----------   ----------
  Total operating segments...............................   2,765,991    2,928,780    2,755,861
  Corporate and other....................................      78,727      105,678      159,192
                                                           ----------   ----------   ----------
                                                            2,844,718    3,034,458    2,915,053
                                                           ==========   ==========   ==========

                            DOLE FOOD COMPANY, INC.

NOTE 14--BUSINESS SEGMENTS (CONTINUED)

(IN THOUSANDS)                                                2000         1999         1998
--------------                                             ----------   ----------   ----------
Depreciation and amortization
  Fresh fruit............................................  $   77,281   $   77,187   $   75,993
  Fresh vegetables.......................................      14,308       14,566       12,788
  Processed foods........................................      26,548       23,211       21,864
  Fresh-cut flowers......................................       9,176        9,795        7,629
  Other operating segments...............................         683          484          340
  Corporate and other....................................       8,486        6,676        3,444
                                                           ----------   ----------   ----------
                                                              136,482      131,919      122,058
                                                           ==========   ==========   ==========
Capital Additions
  Fresh fruit............................................  $   60,485   $   87,991   $   79,746
  Fresh vegetables.......................................      13,012       17,544       20,724
  Processed foods........................................      27,452       34,923       47,078
  Fresh-cut flowers......................................      15,864        5,514        1,942
  Other operating segments...............................       1,589          836          280
  Corporate and other....................................       3,839       11,473          437
                                                           ----------   ----------   ----------
                                                              122,241      158,281      150,207
                                                           ==========   ==========   ==========

Note: Corporate and other EBIT includes certain costs related to the reorganization of the Company's European processed pineapple business in 1998, lower expense levels related to bonuses and self-insurance in 1999, and write-offs of certain investments and capitalized software costs offset by the interest portion of a tax refund in 2000. See Note 4 for details related to special gains and charges.

    The Company's revenue from external customers and net property, plant and equipment by geographic area were as follows:

(IN THOUSANDS)                                                2000         1999         1998
--------------                                             ----------   ----------   ----------
Revenue
  United States..........................................  $2,128,946   $1,946,001   $1,744,628
  Japan..................................................     594,823      575,494      492,098
  Sweden.................................................     362,854      421,153      105,137
  Germany................................................     307,571      369,319      318,787
  Honduras...............................................     290,677      283,565      275,050
  France.................................................     164,453      212,894      232,429
  Other international....................................     913,804      985,735    1,020,862
                                                           ----------   ----------   ----------
                                                            4,763,128    4,794,161    4,188,991
                                                           ==========   ==========   ==========
Property, plant and equipment--net
  United States..........................................  $  350,508   $  390,651   $  408,385
  Honduras...............................................     135,584      141,063      109,650
  Costa Rica.............................................      91,861       97,714       96,293
  Colombia...............................................      91,217      101,178       89,279
  Philippines............................................      70,775       75,224       67,061
  Oceangoing assets......................................      62,261       71,710       82,213
  Other international....................................     252,954      247,849      249,404
                                                           ----------   ----------   ----------
                                                            1,055,160    1,125,389    1,102,285
                                                           ==========   ==========   ==========

                            DOLE FOOD COMPANY, INC.

NOTE 15--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following table presents summarized quarterly results:

                                         FIRST        SECOND       THIRD        FOURTH
(IN THOUSANDS, EXCEPT PER-SHARE DATA)   QUARTER      QUARTER      QUARTER      QUARTER        YEAR
-------------------------------------  ----------   ----------   ----------   ----------   ----------
2000
  Revenue...........................   $1,126,328   $1,236,031   $1,338,259   $1,062,510   $4,763,128
  Gross margin......................      189,808      211,566      177,138      147,086      725,598
  Net income (loss).................       36,438       45,085       (7,350)      (6,518)      67,655
  Net income (loss) per common
    share--diluted..................         0.65         0.81        (0.13)       (0.12)        1.21

1999
  Revenue...........................   $1,152,910   $1,236,976   $1,323,244   $1,081,031   $4,794,161
  Gross margin......................      164,788      179,119      179,181      154,413      677,501
  Net income (loss).................       37,711       47,363       (7,996)     (28,534)      48,544
  Net income (loss) per common
    share--diluted..................         0.65         0.83        (0.14)       (0.51)        0.85

    Net loss for the third quarter of 2000 includes a charge related to business downsizing, net insurance proceeds received related to Mitch and a gain on citrus assets sold. Net loss for the fourth quarter of 1999 includes a charge related to business downsizing. Net income (loss) for the four quarters of 1999 include Mitch net insurance proceeds (rehabilitation expenses). The cumulative total of net income (loss) per common share reported in each quarter of 1999 differs from the full-year amount. The difference is due to the timing and significance of the special charge recorded in the fourth quarter of 1999 combined with repurchases of the Company's common shares. All quarters have twelve weeks, except the third quarter, which has sixteen weeks.

NOTE 16--COMMON STOCK DATA (UNAUDITED)

    The following table shows the market price range of the Company's common stock for each quarter in 2000 and 1999:

                                                                HIGH         LOW
                                                              ---------   ---------
2000
  First quarter.............................................  $16   3/4   $13  9/16
  Second quarter............................................   20   1/2    15 13/16
  Third quarter.............................................   17   3/8    13   1/8
  Fourth quarter............................................   16   3/8    11 15/16
  Year......................................................   20   1/2    11 15/16

1999
  First quarter.............................................  $32  7/16   $27  3/16
  Second quarter............................................   33 13/16    29   1/8
  Third quarter.............................................   30   3/8    18  5/16
  Fourth quarter............................................   18   1/4    13 13/16
  Year......................................................   33 13/16    13 13/16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no changes in Dole's independent public accountants for the 2000 and 1999 fiscal years nor have there been any disagreements with Dole's independent public accountants on accounting principles or practices for financial statement disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    There is hereby incorporated by reference the information regarding Dole's directors to appear under the caption "Election of Directors" in Dole's definitive proxy statement for its 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement"). See the list of Dole's executive officers and related information under "Executive Officers of the Registrant," which is set forth in
Item 4 of Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

    There is hereby incorporated by reference the information to appear under the captions "Remuneration of Directors" and "Compensation of Executive Officers" in the 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    There is hereby incorporated by reference the information with respect to security ownership to appear under the captions "General Information" and "Ownership of Common Stock" in the 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is hereby incorporated by reference the information to appear under the caption "Certain Transactions" in the 2001 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) 1. Financial Statements:

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................     26
Consolidated Statements of Income--fiscal years ended
  December 30, 2000, January 1, 2000 and January 2, 1999....     27
Consolidated Balance Sheets--December 30, 2000 and
  January 1, 2000...........................................     28
Consolidated Statements of Cash Flows--fiscal years ended
  December 30, 2000, January 1, 2000 and January 2, 1999....     29
Notes to Consolidated Financial Statements..................     30

    2. Financial Statement Schedule:

Independent Public Accountants' Report on Financial
  Statement Schedule........................................    F-1
Valuation and Qualifying Accounts...........................    F-2

    All other schedules are omitted because they are not applicable, not required or the information is included elsewhere in the financial statements or notes thereto.

       3.  Exhibits:

       EXHIBIT
         NO.
---------------------
3.1                     Restated Articles of Association of Dole, as amended through
                        October 16, 1991. Incorporated by reference to Exhibit 3.1 to Dole's Annual Report on Form 10-K for the fiscal year
                        ended January 2, 1999, File No. 1- 4455.

3.2+                    By-Laws of Dole, as amended through March 22, 2001.

4.1                     Credit Agreement dated as of July 29, 1996 among Dole; The
                        Chase Manhattan Bank, as Administrative Agent and Lender;
                        Bank of America National Trust & Savings Association, as
                        Syndication Agent and Lender; Citibank, N.A., as
                        Documentation Agent and Lender; and the financial
                        institutions which are Lenders thereunder, relating to
                        Dole's $400 million revolving credit facility. Incorporated by reference to Exhibit 4.1 to Dole's Quarterly Report on
                        Form 10-QA for the quarter ended October 5, 1996, File No.
                        1-4455.

4.2 Officers' Certificate dated May 13, 1993 relating to $300 million of Dole's 7% notes due 2003. Incorporated by reference to Exhibit 4.2 to Dole's Annual Report on Form
                        10-K for the fiscal year ended January 2, 1999, File No.
                        1-4455.

4.3                     Officers' Certificate dated August 3, 1993 relating to $175 million of Dole's 7.875% debentures due 2013. Incorporated by reference to Exhibit 4.3 to Dole's Annual Report on Form
                        10-K for the fiscal year ended January 2, 1999, File No.
                        1-4455.

4.4                     Officers' Certificate dated October 6, 1998 relating to $300 million of Dole's 6 3/8% notes due 2005. Incorporated by
                        reference to Exhibit 4.1 to Dole's Current Report on Form
                        8-K, event date October 1, 1998, File No. 1-4455.

4.5                     Indenture dated as of April 15, 1993 between Dole and Chase
                        Manhattan Bank and Trust Company (formerly Chemical Trust
                        Company of California). Incorporated by reference to Exhibit
                        4.1 to Dole's Current Report on Form 8-K, event date May 6,
                        1993, File No. 1-4455.

4.6                     Indenture dated as of July 15, 1993 between Dole and Chase
                        Manhattan Bank and Trust Company (formerly Chemical Trust
                        Company of California). Incorporated by reference to Exhibit
                        4 to Dole's Current Report on Form 8-K, event date July 19,
                        1993, File No. 1-4455.

4.7                     Dole Food Company, Inc. Master Retirement Savings Trust
                        Agreement dated as of February 1, 1999 between Dole and The
                        Northern Trust Company. Incorporated by reference to Exhibit
                        4.7 to Dole's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, File No. 1-4455.

4.8                     $250 Million Credit Agreement dated as of July 11, 2000
                        among Dole Food Company, Inc., Dole Fresh Fruit
                        International, Limited and Solvest, Ltd., as Borrowers, the
                        Lenders listed therein, as Lenders, Banc of America
                        Securities LLC, as Sole Lead Arranger and Sole Book Manager,
                        Bank of America, N.A., as Administrative Agent, Commerzbank
                        AG, as Syndication Agent, The Bank Of Nova Scotia, as
                        Documentation Agent, and Cobank, ACB and Cooperatieve
                        Centrale Raiffeisen--Boerenleenbank B.A., "Rabobank
                        Nederland," New York Branch, as Co-Agents. Incorporated by
                        reference to Exhibit 4 to Dole's Quarterly Report on Form
                        10-Q for the quarter ended June 17, 2000, File No. 1-4455.

       EXHIBIT
         NO.
---------------------
                          Executive Compensation Plans and Arrangements--Exhibits
                                                10.1-10.10:

10.1                    Dole's 1991 Stock Option and Award Plan, as amended through
                        July 31, 1997. Incorporated by reference to Exhibit 10.2 to
                        Dole's Quarterly Report on Form 10-Q for the fiscal quarter ended October 4, 1997, File No. 1- 4455. This Plan was
                        amended on March 22, 2001; the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10, filed herewith.

10.2                    Dole's 1982 Stock Option and Award Plan, as amended through
                        July 31, 1997. Incorporated by reference to Exhibit 10.1 to
                        Dole's Quarterly Report on Form 10-Q for the fiscal quarter ended October 4, 1997, File No. 1- 4455. This Plan was
                        amended on March 22, 2001; the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10, filed herewith.

10.3                    Dole's Supplementary Executive Retirement Plan (effective
                        January 1, 1989), First Restatement. Incorporated by reference to Exhibit 10(c) to Dole's Annual Report on Form
                        10-K for the fiscal year ended December 29, 1990, File No.
                        1-4455. This Plan was amended on March 22, 2001; the
                        March 22, 2001 amendments are incorporated by reference to
                        Exhibit 10.10, filed herewith.

10.4                    Dole's 1998 Combined Annual and Long-Term Incentive Plan for
                        Executive Officers. Incorporated by reference to Exhibit 10 to Dole's Quarterly Report on Form 10-Q for the fiscal
                        quarter ended June 20, 1998, File No. 1-4455. This Plan was amended on March 22, 2001; the March 22, 2001 amendments
                        are incorporated by reference to Exhibit 10.10, filed
                        herewith.

10.5                    Dole's Executive Deferred Compensation Plan. Incorporated by
                        reference to Exhibit 10.9 to Dole's Annual Report on Form
                        10-K for the fiscal year ended December 31, 1994, File No.
                        1-4455. This Plan was amended on March 22, 2001; the
                        March 22, 2001 amendments are incorporated by reference to
                        Exhibit 10.10, filed herewith.

10.6                    Dole's 1996 Non-Employee Directors Deferred Stock and Cash
                        Compensation Plan, as amended effective October 9, 1998.
                        Incorporated by reference to Exhibit 10.1 to Dole's
                        Quarterly Report on Form 10-Q for the fiscal quarter ended
                        October 10, 1998, File No. 1-4455. This Plan was amended on
                        March 22, 2001; the March 22, 2001 amendments are
                        incorporated by reference to Exhibit 10.10, filed herewith.

10.7                    Dole's Stock Ownership Enhancement Program, as effective
                        July 31, 1997. Incorporated by reference to Exhibit 10.4 to
                        Dole's Quarterly Report on Form 10-Q for the fiscal quarter ended October 4, 1997, File No. 1- 4455.

10.8                    Dole's 1995 Non-Employee Directors Stock Option Plan.
                        Incorporated by reference to Exhibit 4.1 to Dole's
                        Registration Statement on Form S-8 filed on June 28, 1995,
                        Registration No. 33-60641. This Plan was amended on
                        March 22, 2001; the March 22, 2001 amendments are
                        incorporated by reference to Exhibit 10.10, filed herewith.

10.9                    Consulting Agreement dated as of December 16, 1999 between
                        Dole Food Company, Inc. and Lawrence A. Kern. Incorporated by reference to Exhibit 10.9 to Dole's Annual Report on Form 10-K for the fiscal year ended January 1, 2000, File
                        No. 1-4455.

10.10+                  Amendments to Dole Plans, adopted and effective March 22,
                        2001: 1991 Stock Option and Award Plan; 1982 Stock Option and Award Plan; Supplementary Executive Retirement Plan;
                        1998 Combined Annual and Long-Term Incentive Plan for
                        Executive Officers; Executive Deferred Compensation Plan;
                        1996 Non-Employee Directors Deferred Stock and Cash
                        Compensation Plan; and 1995 Non-Employee Directors Stock
                        Option Plan.

       EXHIBIT
         NO.
---------------------
21+                     Subsidiaries of Dole Food Company, Inc.

23+                     Consent of Arthur Andersen LLP.

------------------------

  + Filed herewith

 (b) Reports on Form 8-K:

    No current reports on Form 8-K were filed by Dole during the last quarter of the year ended December 30, 2000.

                 (This page has been left blank intentionally.)

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2001                                         DOLE FOOD COMPANY, INC.
                                                       Registrant

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


           /s/ DAVID H. MURDOCK             Chairman of the Board and Chief         March 27, 2001
    ---------------------------------       Executive Officer and Director
             David H. Murdock

           /s/ LAWRENCE A. KERN             President and Chief Operating           March 27, 2001
    ---------------------------------       Officer and Director
             Lawrence A. Kern

            /s/ KENNETH J. KAY              Vice President and Chief Financial      March 27, 2001
    ---------------------------------       Officer
              Kenneth J. Kay

              /s/ GIL BOROK                 Controller and Chief Accounting         March 27, 2001
    ---------------------------------       Officer (Principal Accounting
                Gil Borok                   Officer)

          /s/ DAVID A. DELORENZO            Vice Chairman and Director              March 27, 2001
    ---------------------------------
            David A. DeLorenzo

              /s/ MIKE CURB                 Director                                March 27, 2001
    ---------------------------------
                Mike Curb

           /s/ RICHARD M. FERRY             Director                                March 27, 2001
    ---------------------------------
             Richard M. Ferry

            /s/ JAMES F. GARY               Director                                March 27, 2001
    ---------------------------------
              James F. Gary

            /s/ ZOLTAN MERSZEI              Director                                March 27, 2001
    ---------------------------------
              Zoltan Merszei

    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Dole Food Company, Inc.:

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Dole Food Company, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated January 29, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the preceding index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Los Angeles, California

January 29, 2001

                            DOLE FOOD COMPANY, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                          YEAR ENDED DECEMBER 30, 2000

                                                                ADDITIONS
                                                         ------------------------
                                            BALANCE AT   CHARGED TO   CHARGED TO
                                            BEGINNING    COSTS AND       OTHER                      BALANCE AT
(IN THOUSANDS)                               OF YEAR      EXPENSES    ACCOUNTS(B)   DEDUCTIONS(A)   END OF YEAR
--------------                              ----------   ----------   -----------   -------------   -----------
YEAR ENDED DECEMBER 30, 2000
  ALLOWANCE FOR DOUBTFUL ACCOUNTS
    Trade receivables....................     48,725        9,984          (49)          8,057        50,603
    Notes and other current
      receivables........................     48,537        7,579        5,913           2,790        59,239
    Long-term notes and other
      receivables........................     49,763       14,990       (1,136)          5,159        58,458

YEAR ENDED JANUARY 1, 2000
  ALLOWANCE FOR DOUBTFUL ACCOUNTS
    Trade receivables....................     51,207       10,132       (2,490)         10,124        48,725
    Notes and other current
      receivables........................     41,558        9,550          179           2,750        48,537
    Long-term notes and other
      receivables........................     34,534       27,531          240          12,542        49,763

YEAR ENDED JANUARY 2, 1999
  ALLOWANCE FOR DOUBTFUL ACCOUNTS
    Trade receivables....................     37,869       16,104          880           3,646        51,207
    Notes and other current
      receivables........................     22,230       23,580         (119)          4,133        41,558
    Long-term notes and other
      receivables........................     24,456       13,882          471           4,275        34,534

NOTE:

(A) Write-off of uncollectible amounts.

(B) Purchase accounting and transfers among allowance accounts.