Form 10-Q
period 2001-03-24
DOLE FOOD COMPANY INC
filed 2001-05-08
CIK 18169

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 24, 2001
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 1-4455

DOLE FOOD COMPANY, INC.
(Exact name of registrant as specified in its charter)

Hawaii (State or other jurisdiction of incorporation or organization)	99-0035300 (I.R.S. Employer Identification No.)
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 30, 2001
Common Stock, No Par Value	55,850,401

DOLE FOOD COMPANY, INC.
Index

		Page Number
Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Statements of Income—Quarters Ended March 24, 2001 and March 25, 2000	3
	Consolidated Balance Sheets—March 24, 2001 and December 30, 2000	4
	Consolidated Statements of Cash Flows—Quarters Ended March 24, 2001 and March 25, 2000	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Part II.	Other Information
Item 6.	Exhibits and Reports on Form 8-K	14
	Signatures	15

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOLE FOOD COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per-share amounts)

	Quarter Ended
	March 24, 2001	March 25, 2000
Revenue	$1,111,053	$1,126,328
Cost of products sold	923,735	936,520

Gross margin	187,318	189,808
Selling, marketing and administrative expenses	115,953	121,791

Operating income	71,365	68,017
Interest income	1,272	2,099
Other income (expense)—net	(1,111)	542

Earnings before interest and taxes	71,526	70,658
Interest expense	20,469	23,220

Income before income taxes	51,057	47,438
Income taxes	16,338	11,000

Net income	34,719	36,438

Net income per common share
Basic	$0.62	$0.65
Diluted	0.62	0.65

Diluted average number of common shares outstanding	56,139	55,880

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 24, 2001	December 30, 2000
	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$28,685	$28,449
Receivables	625,589	583,799
Inventories
Finished products	176,413	168,112
Raw materials and work in progress	134,909	155,310
Crop growing costs	59,518	62,591
Operating supplies and other	106,963	96,369

	477,803	482,382
Prepaid expenses	62,640	46,282

Total current assets	1,194,717	1,140,912
Investments	106,617	84,604
Property, plant and equipment	1,031,506	1,055,160
Goodwill	277,793	278,582
Other assets	269,497	285,460

Total assets	2,880,130	2,844,718

Current liabilities
Notes payable	$22,822	$35,093
Current portion of long-term debt	9,389	9,947
Accounts payable and accrued liabilities	737,663	739,981

Total current liabilities	769,874	785,021
Long-term debt	1,182,461	1,135,633
Other long-term liabilities	320,302	323,711
Minority interests	38,856	45,565
Commitments and contingencies
Common shareholders' equity
Common stock	316,493	316,488
Additional paid-in capital	56,992	56,912
Retained earnings	342,176	318,626
Accumulated other comprehensive loss	(147,024)	(137,238)

Total common shareholders' equity	568,637	554,788

Total liabilities and equity	2,880,130	2,844,718

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Quarter Ended
	March 24, 2001	March 25, 2000
Operating activities
Net income	$34,719	$36,438
Adjustments to net income
Depreciation and amortization	31,303	31,167
Provision for deferred income taxes	10,576	5,687
Cash portion of special charges not included in net income	(1,368)	(10,195)
Other adjustments to net income	2,864	(2,031)
Change in operating assets and liabilities, net of effects from acquisitions, dispositions and non-cash transactions
Receivables	(53,955)	(18,309)
Inventories	(1,080)	(31,050)
Prepaid expenses and other assets	(18,141)	(18,185)
Accounts payable and accrued liabilities	(4,654)	(41,946)
Other	212	(1,668)

Cash flow provided by (used in) operating activities	476	(50,092)

Investing activities
Proceeds from sales of assets	11,125	1,258
Capital additions	(17,862)	(31,902)
Investments and acquisitions, net of cash acquired	(32,160)	—

Cash flow used in investing activities	(38,897)	(30,644)

Financing activities
Short-term debt repayments—net	(8,965)	(13,711)
Long-term borrowings—net	53,122	87,725
Cash dividends paid	(5,585)	(5,583)
Issuance of common stock	85	127

Cash flow provided by financing activities	38,657	68,558

Increase (decrease) in cash and cash equivalents	236	(12,178)
Cash and cash equivalents at beginning of period	28,449	42,427

Cash and cash equivalents at end of period	28,685	30,249

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.
In the opinion of management, the accompanying unaudited consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (the "company") include all adjustments necessary to present fairly the company's financial position as of March 24, 2001 and December 30, 2000 (audited), its results of operations for the quarters ended March 24, 2001 and March 25, 2000 and its cash flows for the quarters then ended. For a summary of significant accounting policies used in the preparation of these financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of the company's Annual Report on Form 10-K ("10-K") for the year ended December 30, 2000.

  Interim results are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full year. The company's operations are sensitive to a number of factors including weather-related phenomena and their effects on industry volumes, prices, product quality and costs. Operations are also sensitive to fluctuations in currency exchange rates in both sourcing and selling locations. For additional information on market risks and related matters affecting the company's financial position and results of operations, refer to Items 7 and 7A of the company's 10-K for the year ended December 30, 2000.

  Certain prior year amounts have been reclassified to conform with the 2001 presentation.

2.
The company has four reportable segments: fresh fruit, fresh vegetables, processed foods and fresh-cut flowers.

  Management evaluates and monitors segment performance primarily through earnings before interest and taxes ("EBIT"). Revenue and EBIT for the reportable segments, other operating segments, and corporate and other were as follows (in thousands):

	Quarter Ended
	March 24, 2001	March 25, 2000
Revenue
Fresh fruit	$664,989	$686,240
Fresh vegetables	211,357	198,826
Processed foods	169,502	182,459
Fresh-cut flowers	56,742	53,600
Other operating segments	8,463	5,203

	1,111,053	1,126,328

EBIT
Fresh fruit	$39,503	$45,842
Fresh vegetables	24,924	15,459
Processed foods	14,522	19,605
Fresh-cut flowers	2,978	1,690
Other operating segments	(38)	(323)

Total operating segments	81,889	82,273
Corporate and other	(10,363)	(11,615)

	71,526	70,658

  Corporate and other EBIT includes general and administrative costs not allocated to operating segments. Corporate and other EBIT for the first quarter of 2000 includes the write-off of certain investments and capitalized software costs.

  During the fourth quarter of 2000, the company implemented Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides interpretive guidance for rules regarding the recognition and presentation of revenue. The company's implementation of SAB 101 resulted in the reclassification, as a reduction of 2000 revenue and cost of products sold, of certain product sourcing costs associated with commission sales. Previous industry and company practice was to present such amounts as a component of cost of products sold. The reclassification reduced the company's aggregate revenues and cost of products sold for the first quarter of 2000 by $30 million, of which $15 million was attributable to the fresh fruit segment and $15 million was attributable to the fresh vegetables segment. The change in presentation had no impact on the company's reported gross margin, operating income or net income.

3.
The weighted-average number of common shares outstanding used to calculate basic net income per share, which excludes the dilutive effect of stock options, was 55.9 million and 55.8 million for the quarters ended March 24, 2001 and March 25, 2000, respectively.
4.
The company recognized comprehensive income as follows (in thousands):
	Quarter Ended
	March 24, 2001	March 25, 2000
Net income	$34,719	$36,438
Unrealized foreign currency translation net losses	(7,431)	(7,962)
Unrealized losses on cash flow hedging instruments	(1,979)	—
Other	(376)	—

Comprehensive income	24,933	28,476

  The change in operating assets and liabilities shown in the Consolidated Statements of Cash Flows excludes the effects of foreign currency translation. Such translation reduced assets and liabilities by $8 million and $1 million, respectively, during the quarter ended March 24, 2001 and by $12 million and $4 million, respectively, during the quarter ended March 25, 2000.

5.
During the first quarters of both 2001 and 2000, the company declared dividends of $11 million on its common stock of which $6 million were paid. The dividends declared during the first quarter of each year represent regular quarterly dividends of 10 cents per share for the first and second quarters of the respective year.
6.
The company paid interest of $15 million during the first quarter of 2001 and $23 million for the same period of 2000. The company paid income taxes of $3 million during the first quarter of 2001 and $6 million during the first quarter of 2000.
7.
Due largely to continuing oversupply and other market conditions primarily affecting the company's fresh fruit segment, particularly its banana business, the company implemented a plan during the latter part of 1999 to downsize certain of its global operations and to initiate an early retirement program. In connection with its plan, the company recorded a $48 million charge, which was reported on a separate line in the Consolidated Statements of Income. As of December 30, 2000, accrued costs of $1.8 million remained to be utilized for contractual payments associated with closing the company's citrus operations in Florida and contractual severance and closing costs related to certain sites in Europe. During the first quarter of 2001, the company paid $0.4 million of these accrued costs. During the comparable period of 2000, the company paid $10 million of costs accrued in the $48 million charge. Such payments have been accounted for as a utilization of the related accrual. Terms of the $1.4 million of accrued contractual obligations unutilized as of March 24, 2001 extend into 2003.

  In the third quarter of 2000, the company initiated a plan to further downsize its fresh fruit operations, including the complete shutdown of certain activities. In connection with its plan, the company recorded a $46 million charge, which was reported on a separate line in the Consolidated Statements of Income. A total of 4,880 employees in the company's operations are being severed under these plans, of which 4,709 had been severed as of March 24, 2001.

  The amounts recorded, utilized and to be utilized as of March 24, 2001 in each asset, liability and expense category are as follows (in thousands):

	2000 Charge	Utilized To Date	To be Utilized
Receivables and other assets	$5,155	$5,155	$—
Inventories	3,153	3,153	—
Property, plant and equipment	12,430	12,430	—
Goodwill	7,376	7,376	—
Accrued liabilities:
Severance costs	10,308	6,895	3,413
Contract terminations	4,570	121	4,449
Other accrued costs	2,769	794	1,975

Total business downsizing charge	45,761	35,924	9,837

  A minor portion of the accrued costs for contractual payments associated with reductions in the company's European and Asian operations extend into 2002.

  In the first quarter of 2001, the company divested its controlling interest in a banana production joint venture in South America. In its $46 million charge, the company recognized asset impairments related to this divestiture totaling $8.1 million, primarily for goodwill. Upon divestiture, the company recognized an additional $4.5 million of non-cash expense. The divestiture also reduced the company's current and total assets by $8 million and $25 million, respectively.

8.
Effective December 31, 2000, the first day of its fiscal year 2001, the company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by FASB Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—An amendment of FASB Statement No. 133." FAS 133 requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be reported at fair value with changes in fair value recognized in earnings or other comprehensive income. Recognition depends on whether the derivative is designated and effective as part of a hedge transaction and on the type of hedge transaction (fair value or cash flow). Gains or losses on derivative instruments recorded in other comprehensive income must be reclassified to income during the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges impacts earnings in the current period.

  As of March 24, 2001, the company's derivative instruments, both free-standing and embedded, as defined by FAS 133, consisted of foreign currency exchange forwards and certain minor warrants in privately held companies. The company's foreign currency exchange forwards, with an aggregate contractual value of $42 million, were designated and effective as hedges of the changes in fair values of recorded assets or liabilities or of future cash flows. The ineffective portion of changes in fair values of hedge positions, which was included in operating income for the first quarter of 2001, was not material. Unrealized losses related to cash flow hedges totaling $2 million were included as a component of accumulated other comprehensive loss as of March 24, 2001.

9.
During the first quarter of 2001, the company invested in available-for-sale securities with an aggregate cost of $26 million. These securities have been classified as investments in the company's balance sheet as of March 24, 2001.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLE FOOD COMPANY, INC.

Results of Operations

Fresh Fruit

    Fresh fruit revenues for the first quarter of 2001 decreased 3% to $665 million from $686 million for the first quarter of 2000. The decrease was primarily due to the impact of weaker euro- and yen-to-U.S. dollar exchange rates, which negatively impacted the company's year-over-year total revenue (primarily in the fresh fruit segment) by approximately $25 million, and the sale of assets comprising the company's California and Arizona citrus business in the third quarter of 2000. This business had contributed $23 million in revenues in the first quarter of 2000. In addition, planned reductions of banana volumes to secondary markets in Eastern Europe and competitive pressures in the North American and Asian banana markets further reduced fresh fruit revenues. These decreases were partially offset by improved local pricing in the European banana market and increased volumes in the Chilean export business.

    Earnings before interest and taxes ("EBIT") in the fresh fruit segment for the first quarter of 2001 decreased 14% to $40 million from $46 million for the first quarter of 2000. Fresh fruit EBIT decreased primarily due to $5 million of expense related to the company's divestiture of its controlling interest in a banana production joint venture in South America. During the quarter, the favorable impact of cost cutting activities initiated in the latter part of 1999 and 2000 combined with increased local pricing in the European banana market and higher volumes in the Chilean export business offset the negative impacts of competitive pressures in the North American and Asian banana markets, higher costs in the fresh pineapple business and weak foreign currency exchange rates. The weak euro- and yen-to-U.S. dollar exchange rates negatively impacted the company's year-over-year total EBIT (primarily in the fresh fruit segment) by approximately $13 million. In addition, the company's sale of assets comprising its California and Arizona citrus business during the third quarter of 2000 further offset EBIT by $2 million for the first quarter of 2001.

Fresh Vegetables

    Fresh vegetables revenues for the first quarter of 2001 increased 6% to $211 million from $199 million for the first quarter of 2000. Revenues increased in the company's fresh-cut salads business primarily due to continued category and market share growth. Higher pricing in the company's North American commodity vegetables business, due to lower market supply, offset the impact of lower volumes in that business.

    EBIT in the fresh vegetables segment for the first quarter of 2001 increased 61% to $25 million from $15 million for the first quarter of 2000. The increase was largely due to higher pricing in the company's North American commodity vegetables business combined with sales volume growth in the company's fresh-cut salads business partially offset by higher distribution costs. The current trend of higher commodity vegetables pricing in North America started in the second quarter of 2000, and management expects pricing to return to more normalized levels in 2001. Therefore, earnings in the fresh vegetables segment during the remaining quarters of 2001 are likely to be lower than the comparable periods of 2000.

Processed Foods

    Processed foods revenues for the first quarter of 2001 decreased 7% to $170 million from $182 million for the first quarter of 2000. Revenues decreased primarily due to the company's sale of its California almond processing business in the third quarter of 2000. This business had contributed $9 million in revenues in the first quarter of 2000. This decrease was partially offset by increased revenues in the company's North American processed pineapple business, as the success of its FRUIT BOWLS® and FUN SHAPES® products offset lower pricing in its traditional pineapple products.

    EBIT in the processed foods segment for the first quarter of 2001 decreased 26% to $15 million from $20 million for the first quarter of 2000. EBIT decreased largely due to the timing of expenses recognized for coupons related to Easter holiday sales. Such costs were recognized during the second quarter in 2000. The company expects the timing impact of these costs to reverse primarily during the second quarter of 2001, with no negative impact on a full year basis.

Fresh-cut Flowers

    Fresh-cut flowers revenues for the first quarter of 2001 increased 6% to $57 million from $54 million for the first quarter of 2000. Revenues increased primarily as a result of slightly higher pricing.

    EBIT in the fresh-cut flowers segment for the first quarter of 2001 increased to $3 million from $2 million for the first quarter of 2000. EBIT improved due to slightly higher pricing combined with the favorable impact of cost cutting programs previously enacted.

    During the fourth quarter of 2000, the company implemented Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides interpretive guidance for rules regarding the recognition and presentation of revenue. The company's implementation of SAB 101 resulted in the reclassification, as a reduction of 2000 revenue and cost of products sold, of certain product sourcing costs associated with commission sales. Previous industry and company practice was to present such amounts as a component of cost of products sold. The reclassification reduced the company's aggregate revenues and cost of products sold for the first quarter of 2000 by $30 million, of which $15 million was attributable to the fresh fruit segment and $15 million was attributable to the fresh vegetables segment. The change in presentation had no impact on the company's reported gross margin, operating income or net income.

    Due largely to continuing oversupply and other market conditions primarily affecting the company's fresh fruit segment, particularly its banana business, the company implemented a plan during the latter part of 1999 to downsize certain of its global operations and to initiate an early retirement program. In connection with its plan, the company recorded a $48 million charge, which was reported on a separate line in the Consolidated Statements of Income. As of December 30, 2000, accrued costs of $1.8 million remained to be utilized for contractual payments associated with closing the company's citrus operations in Florida and contractual severance and closing costs related to certain sites in Europe. During the first quarter of 2001, the company paid $0.4 million of these accrued costs. During the comparable period of 2000, the company paid $10 million of costs accrued in the $48 million charge. Such payments have been accounted for as a utilization of the related accrual. Terms of the $1.4 million of accrued contractual obligations unutilized as of March 24, 2001 extend into 2003.

    In the third quarter of 2000, the company initiated a plan to further downsize its fresh fruit operations, including the complete shutdown of certain activities. In connection with its plan, the company recorded a $46 million charge, which was reported on a separate line in the Consolidated Statements of Income. A total of 4,880 employees in the company's operations are being severed under these plans, of which 4,709 had been severed as of March 24, 2001. The $46 million charge included $18 million of accrued costs, of which $10 million remained accrued as of March 24, 2001. The majority of these accrued costs will be paid during 2001, with a minor portion of the severance and contract terminations in the European and Asian banana operations extending into 2002.

    Other income (expense)—net consists primarily of minority interest expense and certain non-operating items. In the first quarter of 2000, other income included gains on the sales of investments and agricultural land.

    For the first quarter of 2001, interest expense decreased to $20 million from $23 million for the first quarter of 2000. Interest expense fell due to lower average debt levels in the first quarter of 2001 versus the comparable period of 2000.

    During the first quarter of 2001, the company's effective tax rate increased to 32% from 23% during the comparable period of 2000. The increase was primarily due to a shift in the company's mix of earnings. The company currently anticipates its effective tax rate will remain at 32% in the near term based on its expected mix of earnings.

    During the first quarter of 2001, the company engaged the Boston Consulting Group to assist the company in performing strategic and operational reviews of its banana and fresh-cut flowers businesses and in the implementation of programs to achieve consolidated savings from global strategic sourcing and logistics. The company expects these critical assessments to result in additional cost savings as well as the reconfiguration of certain business practices and market focus in order to enhance profitability. The business reconfigurations may result in future one-time charges to operating income.

    The company is actively pursuing the sale of its Honduran beverage operations. The company has engaged Banc of America Securities LLC and Deutsche Banc Alex. Brown as its investment advisors on this project. Proceeds from the sale, should one occur, primarily would be used to pay down debt.

    The European Union ("EU") banana regulations, which impose quotas and tariffs on bananas, remained in effect during the first quarter of 2001. In April 2001, the EU reached agreements with the United States and Ecuador to implement a tariff-only banana import system no later than January 1, 2006. In the interim, only European companies that operated and bought bananas and sold them into the EU market in the years 1994-1996 will be eligible for banana import licenses. The company is currently assessing the impact of this interim regime. The net impact of these changes, if they are implemented, on the company's future results of operations is not determinable until the details of any new system are finalized.

    During the first quarter of 2001, the yen as well as the euro and related European currencies continued to weaken significantly against the U.S. dollar. Additionally, during the first quarter of 2001, the company incurred $7 million of foreign currency translation losses, which were recognized as a component of accumulated other comprehensive loss in shareholders' equity and included in the calculation of comprehensive income. The ultimate impact of future changes to these and other currency exchange rates on 2001 comprehensive income and equity is not determinable at this time.

    The company distributes its products in more than 90 countries throughout the world. Its international sales are usually transacted in U.S. dollars and major European and Asian currencies. Certain costs are incurred in currencies different from those that are received from the sale of products. While results of operations may be affected by fluctuations in currency exchange rates in both sourcing and selling locations, the company had previously, with minor exceptions, not hedged these exposures.

    Effective December 31, 2000, the first day of its fiscal year 2001, the company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by FASB Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—An amendment of FASB Statement No. 133." FAS 133 requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be reported at fair value with changes in fair value recognized in earnings or other comprehensive income. Recognition depends on whether the derivative is designated and effective as part of a hedge transaction and on the type of hedge transaction (fair value or cash flow). Gains or losses on derivative instruments recorded in other comprehensive income must be reclassified to income during the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges impacts earnings in the current period.

    As of March 24, 2001, the company's derivative instruments, both free-standing and embedded, as defined by FAS 133, consisted of foreign currency exchange forwards with terms extending through January 2002 and certain minor warrants in privately held companies. The company's foreign currency exchange forwards, with an aggregate contractual value of $42 million, were designated and effective as hedges of the changes in fair values of recorded assets or liabilities or of future cash flows. The ineffective portion of changes in fair values of hedge positions, which was included in operating income for the first quarter of 2001, was not material. Unrealized losses related to cash flow hedges totaling $2 million were included as a component of accumulated other comprehensive loss as of March 24, 2001.

    Subsequent to the end of the first quarter of 2001, the company entered into additional foreign currency forward contracts, primarily to hedge future yen-based cash flows, with a contractual value of approximately $80 million. As of the date of this filing, their fair value approximated their contractual value.

    In May 2000, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 00-14 ("EITF 00-14"), "Accounting for Certain Sales Incentives," which requires the costs of certain sales incentives, such as coupons, to be classified as a reduction of revenue rather than as marketing expense. In April 2001, the EITF reached a consensus on Issue No. 00-25 ("EITF 00-25"), "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," which requires the costs of certain vendor consideration, such as slotting fees and off-invoice arrangements, to be classified as a reduction of revenue rather than as marketing expense. As required, the company anticipates adopting the provisions of EITF 00-14 and EITF 00-25 during the first quarter of 2002. The company is currently performing an assessment of such adoption, but it does not anticipate any changes to the timing of cost recognition upon adoption of either EITF 00-14 or EITF 00-25. Therefore, the company expects the impact of such adoption will be limited to reclassifications, as a reduction of revenue and related marketing expense. These reclassifications will have no impact on the company's operating income or net income either prospectively or as currently or previously reported.

Liquidity and Capital Resources

    Cash flow provided by operating activities was $0.5 million for the first quarter of 2001 versus a use of $50 million for the comparable quarter of 2000. During the first quarter of 2001 as compared to the first quarter of 2000, trade receivables increased and inventories decreased primarily due to higher sales volumes in the Chilean export business. During the first quarter of 2000, cash used in accounts payable and accrued liabilities included higher levels of payments to growers and suppliers.

    During the first quarter of 2001, investments and acquisitions of $32 million included $26 million invested in available-for-sale securities.

    During the first quarter of 2001, proceeds from the sale of assets of $11 million included $9 million of proceeds for secured grower contracts related to the sale of the company's California and Arizona citrus assets in 2000.

    Capital expenditures of $18 million for the first quarter of 2001 were for the acquisition and improvement of productive assets.

    At the end of 2000, the company's debt totaled $1.18 billion. During the first quarter of 2001, that debt level rose approximately $34 million to $1.21 billion, due to seasonal working capital requirements. As a result, the company's net debt to net debt and equity percentage increased to 68% from 67% during that period. During the comparable period of 2000, the company's debt rose $73 million largely as a result of higher working capital requirements. As of March 24, 2001, the company had $390 million outstanding under its $400 million, 5-year revolving credit facility, $2 million outstanding under uncommitted lines of credit and no outstanding borrowings under its $250 million, 364-day revolving credit facility (the "364-day Facility"). Provisions under these facilities require the company to comply with certain financial covenants, which include a maximum permitted ratio of consolidated debt to net worth and a minimum required fixed charge coverage ratio. As of March 24, 2001, the company was in compliance with these covenants.

    The company's 364-day Facility expires in July 2001. The company is currently evaluating the renewal or replacement of this facility.

    The company believes that its cash flow from operations, as well as its existing cash balances, revolving credit facilities and access to capital markets will enable it to meet its working capital, capital expenditure, debt maturity, dividend payment and other funding requirements.

    This filing contains forward-looking statements that involve a number of risks and uncertainties. Forward looking statements, which are based on management's assumptions and describe the company's future plans, strategies and expectations, are generally identifiable by the use of terms such as "anticipate", "may", "expect", "shall," "likely," or similar expressions. The potential risks and uncertainties that could cause the company's actual results to differ materially from those expressed or implied herein include weather-related phenomena; market responses to industry volume pressures; product and raw materials supplies and pricing; electrical power supply and pricing; changes in interest and currency exchange rates; economic crises in developing countries; quotas, tariffs and other governmental actions; and the ability of the company and its European customers and suppliers to complete euro conversion efforts.

PART II.
OTHER INFORMATION
DOLE FOOD COMPANY, INC.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:
None
(b)	No reports on Form 8-K were filed during the quarter ended March 24, 2001

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLE FOOD COMPANY, INC. REGISTRANT
May 8, 2001	By:	/s/ KENNETH J. KAY Kenneth J. Kay Vice President and Chief Financial Officer
	By:	/s/ GIL BOROK Gil Borok Controller and Chief Accounting Officer

QuickLinks

FORM 10-Q
Index
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS DOLE FOOD COMPANY, INC.
PART II.
SIGNATURES