Form 10-Q
period 2001-06-16
DOLE FOOD COMPANY INC
filed 2001-07-31
CIK 18169

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 16, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 1-4455

DOLE FOOD COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	99-0035300 (I.R.S. Employer Identification No.)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 23, 2001
Common Stock, No Par Value	55,852,069

DOLE FOOD COMPANY, INC.
Index

		Page Number
Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Statements of Income—Quarters and Half Years Ended June 16, 2001 and June 17, 2000	3
	Consolidated Balance Sheets—June 16, 2001 and December 30, 2000	5
	Consolidated Statements of Cash Flows—Half Years Ended June 16, 2001 and June 17, 2000	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Part II.	Other Information
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 6.	Exhibits and Reports on Form 8-K	17
	Signatures	18

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOLE FOOD COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per-share amounts)

	Quarter Ended
	June 16, 2001	June 17, 2000
Revenue	$1,227,048	$1,236,031
Cost of products sold	1,023,823	1,024,465

Gross margin	203,225	211,566
Selling, marketing and administrative expenses	137,074	130,862

Operating income	66,151	80,704
Interest income	1,129	1,958
Other income (expense)—net	6,890	(700)

Earnings before interest and taxes	74,170	81,962
Interest expense	19,805	23,577

Income before income taxes	54,365	58,385
Income taxes	17,397	13,300

Net income	36,968	45,085

Net income per common share
Basic	$0.66	$0.81
Diluted	0.66	0.81

Diluted average number of common shares outstanding	56,036	55,998

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per-share amounts)

	Half Year Ended
	June 16, 2001	June 17, 2000
Revenue	$2,338,101	$2,362,359
Cost of products sold	1,947,558	1,960,985

Gross margin	390,543	401,374
Selling, marketing and administrative expenses	253,027	252,653

Operating income	137,516	148,721
Interest income	2,401	4,057
Other income (expense)—net	5,779	(158)

Earnings before interest and taxes	145,696	152,620
Interest expense	40,274	46,797

Income before income taxes	105,422	105,823
Income taxes	33,735	24,300

Net income	71,687	81,523

Net income per common share
Basic	$1.28	$1.46
Diluted	1.28	1.46

Diluted average number of common shares outstanding	56,078	55,942

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 16, 2001	December 30, 2000
	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$43,606	$28,449
Receivables	614,364	583,799
Inventories
Finished products	169,822	168,112
Raw materials and work in progress	116,513	155,310
Crop growing costs	46,836	62,591
Operating supplies and other	96,001	96,369

	429,172	482,382
Prepaid expenses	55,450	46,282

Total current assets	1,142,592	1,140,912
Investments	82,642	84,604
Property, plant and equipment	992,883	1,055,160
Goodwill	276,433	278,582
Other assets	253,048	285,460

Total assets	2,747,598	2,844,718

Current liabilities
Notes payable	$22,733	$35,093
Current portion of long-term debt	8,927	9,947
Accounts payable and accrued liabilities	744,930	739,981

Total current liabilities	776,590	785,021
Long-term debt	1,007,274	1,135,633
Other long-term liabilities	320,390	323,711
Minority interests	37,924	45,565
Commitments and contingencies
Common shareholders' equity
Common stock	316,494	316,488
Additional paid-in capital	57,008	56,912
Retained earnings	379,143	318,626
Accumulated other comprehensive loss	(147,225)	(137,238)

Total common shareholders' equity	605,420	554,788

Total liabilities and equity	2,747,598	2,844,718

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Half Year Ended
	June 16, 2001	June 17, 2000
Operating activities
Net income	$71,687	$81,523
Adjustments to net income
Depreciation and amortization	63,291	63,614
Provision for deferred income taxes	24,396	12,650
Cash portion of special charges not included in net income	(6,399)	(12,865)
Asset write-downs	22,725	—
Gain on sale of available-for-sale securities	(8,173)	—
Other adjustments to net income	(1,237)	(6,280)
Change in operating assets and liabilities, net of effects from acquisitions, dispositions and non-cash transactions
Receivables	(39,260)	(31,930)
Inventories	37,888	2,826
Prepaid expenses and other assets	(7,658)	(19,442)
Accounts payable and accrued liabilities	22,000	(11,643)
Other	(551)	(1,812)

Cash flow provided by operating activities	178,709	76,641

Investing activities
Proceeds from sales of available-for-sale securities	34,411	—
Investments in available-for-sale securities	(26,238)	—
Proceeds from sales of assets	16,882	5,886
Capital additions	(38,569)	(56,152)
Investments and acquisitions, net of cash acquired	(6,139)	(921)

Cash flow used in investing activities	(19,653)	(51,187)

Financing activities
Short-term debt repayments—net	(10,439)	(8,122)
Long-term debt repayments—net	(122,392)	(20,585)
Cash dividends paid	(11,170)	(11,168)
Issuance of common stock	102	127

Cash flow used in financing activities	(143,899)	(39,748)

Increase (decrease) in cash and cash equivalents	15,157	(14,294)
Cash and cash equivalents at beginning of period	28,449	42,427

Cash and cash equivalents at end of period	43,606	28,133

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.
In the opinion of management, the accompanying unaudited consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (the "company") include all adjustments necessary to present fairly the company's financial position as of June 16, 2001 and December 30, 2000 (audited), its results of operations for the quarters and half years ended June 16, 2001 and June 17, 2000 and its cash flows for the half years then ended. For a summary of significant accounting policies used in the preparation of these financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of the company's Annual Report on Form 10-K ("10-K") for the year ended December 30, 2000.

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

  Management evaluates and monitors segment performance primarily through earnings before interest and taxes ("EBIT"). Revenue and EBIT for the reportable segments, other operating segments, and corporate and other were as follows (in thousands):

	Quarter Ended		Half Year Ended
	June 16, 2001	June 17, 2000	June 16, 2001	June 17, 2000
Revenue
Fresh fruit	$729,441	$741,554	$1,394,430	$1,427,794
Fresh vegetables	221,828	222,909	433,185	421,735
Processed foods	208,012	206,387	377,514	388,846
Fresh-cut flowers	56,015	53,469	112,757	107,069
Other operating segments	11,752	11,712	20,215	16,915

	1,227,048	1,236,031	2,338,101	2,362,359

EBIT
Fresh fruit	$40,339	$35,680	$79,842	$81,522
Fresh vegetables	27,106	28,320	52,030	43,779
Processed foods	6,779	23,434	21,301	43,039
Fresh-cut flowers	6,001	4,458	8,979	6,148
Other operating segments	(812)	(313)	(850)	(636)

Total operating segments	79,413	91,579	161,302	173,852
Corporate and other	(5,243)	(9,617)	(15,606)	(21,232)

	74,170	81,962	145,696	152,620

  Corporate and other EBIT includes general and administrative costs not allocated to operating segments. Corporate and other EBIT for the quarter and half year ended June 16, 2001 includes a non-operating gain related to the sale of available-for-sale securities and consulting fees related to strategic and operational review activities. Corporate and other EBIT for the half year ended June 17, 2000 includes the write-off of certain investments and capitalized software costs.

  During the fourth quarter of 2000, the company implemented Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides interpretive guidance for rules regarding the recognition and presentation of revenue. The company's implementation of SAB 101 resulted in the reclassification, as a reduction of 2000 revenue and cost of products sold, of certain product sourcing costs associated with commission sales. Previous industry and company practice was to present such amounts as a component of cost of products sold. The reclassification reduced the company's aggregate revenues and cost of products sold for the second quarter of 2000 by $65 million, of which $44 million was attributable to the fresh fruit segment and $21 million was attributable to the fresh vegetables segment. The reclassification reduced the company's aggregate revenues and cost of products sold for the first half of 2000 by $95 million, of which $59 million was attributable to the fresh fruit segment and $36 million was attributable to the fresh vegetables segment. The change in presentation had no impact on the company's reported gross margin, operating income or net income.

  Total operating segments EBIT for the second quarter of 2001 included $28 million of one-time costs associated with business reconfiguration programs initiated during the quarter, of which $25 million was recognized in the fresh fruit segment, $2 million was recognized in the processed foods segment and $1 million was recognized in other operating segments. These costs were presented as a component of cost of products sold in the Consolidated Statements of Income. These programs include the shutdown and related asset sales of the company's California deciduous and Pacific Northwest apples operations, including packing houses, ranches and orchards in California and Washington. A majority of the costs consist of asset impairments necessary to write certain assets down to fair value, less costs to sell. Included in the $28 million of costs were $5 million of accrued costs for employee severance, contract terminations and other costs associated with the shutdown and closure of these activities. A total of 74 employees in the company's operations are being severed under these plans, of which 13 had been severed as of June 16, 2001.

  The amounts recorded, utilized and to be utilized as of June 16, 2001, in each asset, liability and expense category are as follows:

	2001 Expense	Utilized To Date	To be Utilized
Property, plant and equipment	$22,465	$22,465	$—
Goodwill	260	260	—
Severance expenses	282	282	—
Accrued Liabilities:
Severance costs	2,354	—	2,354
Contract terminations	1,822	—	1,822
Other accrued costs	732	—	732

Total business reconfiguration costs	27,915	23,007	4,908

3.
The weighted-average number of common shares outstanding used to calculate basic net income per share, which excludes the dilutive effect of stock options, was (in thousands) 55,891 and 55,855 for the quarters ended, and 55,890 and 55,849 for the half years ended June 16, 2001 and June 17, 2000, respectively.

4.
The company recognized comprehensive income as follows (in thousands):

	Quarter Ended		Half Year Ended
	June 16, 2001	June 17, 2000	June 16, 2001	June 17, 2000
Net income	$36,968	$45,085	$71,687	$81,523
Unrealized foreign currency translation net losses	(1,612)	(3,267)	(9,043)	(11,229)
Unrealized net gains/(losses) on cash flow hedging instruments	1,035	—	(944)	—
Other	376	—	—	—

Comprehensive income	36,767	41,818	61,700	70,294

  The change in operating assets and liabilities shown in the Consolidated Statements of Cash Flows excludes the effects of foreign currency translation. Such translation reduced assets and liabilities by $13 million and $4 million, respectively, during the half year ended June 16, 2001 and by $17 million and $6 million, respectively, during the half year ended June 17, 2000.

5.
During the first half of both 2001 and 2000, the company declared and paid dividends of $11 million on its common stock representing its regular quarterly dividends of 10 cents per share.

6.
The company paid interest of $43 million during the first half of 2001 and $45 million for the same period of 2000. The company paid income taxes of $17 million during the first half of 2001 and $10 million during the first half of 2000.

7.
Due largely to continuing oversupply and other market conditions primarily affecting the company's fresh fruit segment, particularly its banana business, the company implemented a plan during the latter part of 1999 to downsize certain of its global operations and to initiate an early retirement program. In connection with its plan, the company recorded a $48 million charge, which was reported on a separate line in the Consolidated Statements of Income. Included in the $48 million charge were $31 million of accrued costs. As of December 30, 2000, accrued costs of $1.8 million remained to be utilized for contractual payments associated with closing the company's citrus operations in Florida and contractual severance and closing costs related to certain sites in Europe. During the first half of 2001, the company paid $0.8 million of these accrued costs. During the comparative period of 2000, the company paid $13 million of costs accrued in the $48 million charge. Such payments have been accounted for as a utilization of the related accrual. Terms of the $1.0 million of accrued contractual obligations unutilized as of June 16, 2001 extend into 2003.

  In the third quarter of 2000, the company initiated a plan to further downsize its fresh fruit operations, including the complete shutdown of certain activities. In connection with its plan, the company recorded a $46 million charge, which was reported on a separate line in the Consolidated Statements of Income. A total of 4,880 employees in the company's operations are being severed under these plans, of which 4,825 had been severed as of June 16, 2001.

  The amounts recorded, utilized and to be utilized as of June 16, 2001 in each asset, liability and expense category are as follows (in thousands):

	2000 Charge	Utilized To Date	To be Utilized
Receivables and other assets	$5,155	$5,155	$—
Inventories	3,153	3,153	—
Property, plant and equipment	12,430	12,430	—
Goodwill	7,376	7,376	—
Accrued Liabilities:
Severance costs	10,308	8,611	1,697
Contract terminations	4,570	1,058	3,512
Other accrued costs	2,769	2,769	—

Total business downsizing charge	45,761	40,552	5,209

  During the first half of 2001, the company paid $5.7 million of the accrued costs. A minor portion of the accrued costs for contractual payments associated with reductions in the company's European and Asian operations extend into 2002.

  In the first quarter of 2001, the company divested its controlling interest in a banana production joint venture in South America. In its $46 million charge, the company recognized asset impairments related to this divestiture totaling $8 million, primarily for goodwill. Upon divestiture, the company recognized an additional $5 million of non-cash expense in its fresh fruit segment. The divestiture also reduced the company's current and total assets by $8 million and $25 million, respectively.

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

  As of June 16, 2001, the company's derivative instruments, both free-standing and embedded, as defined by FAS 133, consisted of foreign currency exchange forwards and certain minor warrants in privately held companies. The company's foreign currency exchange forwards, with an aggregate contractual value of $107 million, were designated and effective as hedges of the changes in fair values of recorded assets or liabilities or of future cash flows. The ineffective portion of changes in fair values of hedge positions, which was included in operating income for the first half of 2001, was not material. Unrealized net losses related to cash flow hedges totaling $1 million were included as a component of accumulated other comprehensive loss as of June 16, 2001.

9.
During the first quarter of 2001, the company invested in available-for-sale securities with an aggregate cost of $26 million. These securities were sold during the second quarter of 2001 for $34 million resulting in a non-operating gain of $8 million. The $8 million gain is recorded as other income in the Consolidated Statements of Income.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLE FOOD COMPANY, INC.

Results of Operations

Fresh Fruit

    Fresh fruit revenues for the first half of 2001 decreased 2% to $1,394 million from $1,428 million for the first half of 2000. Revenues for the second quarter of 2001 decreased 2% to $729 million from $742 million for the second quarter of 2000. The decreases were primarily due to the impact of weaker euro-to-U.S. dollar and yen-to-U.S. dollar exchange rates, which unfavorably impacted the company's year-over-year total revenue (primarily in the fresh fruit segment) by approximately $35 million and $60 million, respectively, as compared to the second quarter and first half of 2000. In addition, the sale of assets comprising the company's California and Arizona citrus business in the third quarter of 2000 resulted in the reduction of $24 million and $47 million in revenues for the second quarter and first half of 2001, respectively, as compared to the same periods of 2000. The planned reductions of banana volumes to secondary markets in Eastern Europe as well as lower volumes and pricing in the company's Pacific Northwest apples business further reduced fresh fruit revenues. Revenues in the North American banana market decreased slightly in the first half of 2001, as the impact of competitive pressures in that market during the first quarter of 2001 were offset by improved volumes and pricing during the second quarter. Improved local banana pricing in Europe, increased volumes and pricing in the Chilean export business and higher volumes and strong pricing in the fresh pineapple business, primarily in the second quarter, partially offset these revenue decreases.

    Earnings before interest and taxes ("EBIT") in the fresh fruit segment for the first half of 2001 decreased 2% to $80 million from $82 million for the first half of 2000. EBIT for the second quarter of 2001 increased 13% to $40 million from $36 million for the second quarter of 2000. Fresh fruit EBIT for the second quarter of 2001 included $25 million of one-time costs associated with business reconfiguration programs initiated during the quarter. On a consolidated basis, these programs resulted in $28 million of costs, of which $2 million was recognized in the processed foods segment and $1 million was recognized in other operating segments. These costs were presented as a component of cost of products sold in the Consolidated Statements of Income. These programs include the shutdown and related asset sales of the company's California deciduous and Pacific Northwest apples operations, including packing houses, ranches and orchards in California and Washington. A majority of the costs consist of asset impairments necessary to write certain assets down to fair value, less costs to sell. Included in the $28 million of costs are $5 million of accrued costs for employee severance, contract terminations and other costs associated with the shutdown and closure of these activities. A total of 74 employees in the company's operations are being severed under these plans, of which 13 had been severed as of June 16, 2001. Fresh fruit EBIT for the first half of 2001 also included $5 million of one-time expense in the first quarter related to the divestiture of the company's controlling interest in a banana production joint venture in South America. The second quarter and first half of 2001 were also impacted by weak foreign currency exchange rates. The weak euro- and yen-to-U.S. dollar exchange rates unfavorably impacted the company's year-over-year total EBIT (primarily in the fresh fruit segment) by approximately $14 million and $23 million in the second quarter and first half of 2001, respectively, as compared to the same periods of 2000. The favorable impact of cost-cutting activities initiated in the latter part of 1999 and 2000 combined with increased local pricing in the European banana market and higher volumes in the Chilean export business largely offset the 2001 impact of one-time costs and the other factors. In the second quarter of 2001, higher volumes and strong pricing in the fresh pineapple business offset the first quarter impact of higher costs in that business. In the North American banana market, the favorable impact of higher volumes and pricing combined with cost savings during the second quarter of 2001 were partially offset by the impact of competitive pressures in that market during the first quarter of 2001.

Fresh Vegetables

    Fresh vegetables revenues for the first half of 2001 increased 3% to $433 million from $422 million for the first half of 2000. Revenues for the second quarter of 2001 decreased slightly to $222 million from $223 million for the second quarter of 2000. In the second quarter, continued growth in the company's North American fresh-cut salads business was offset by a return to more normalized pricing in the company's North American commodity vegetables business versus high pricing in 2000, which began in the second quarter of that year and continued through the first quarter of 2001. Management expects the price normalization trend to continue for the remainder of 2001.

    EBIT in the fresh vegetables segment for the first half of 2001 increased 19% to $52 million from $44 million for the first half of 2000. EBIT for the second quarter of 2001 decreased slightly to $27 million from $28 million for the second quarter of 2000. EBIT for the first half of 2001 increased largely due to higher pricing in the company's commodity vegetables business in the first quarter of 2001 combined with sales volume growth in the company's fresh-cut salads business. EBIT in the second quarter was relatively flat, as higher volumes in the fresh-cut salads business were largely offset by a return to more normalized pricing in the commodity vegetables business.

Processed Foods

    Processed foods revenues for the first half of 2001 decreased 3% to $378 million from $389 million for the first half of 2000. Revenues for the second quarter of 2001 increased slightly to $208 million from $206 million for the second quarter of 2000. Revenues for the first half of 2001 decreased by $18 million due to the company's sale of its California almond processing business in the third quarter of 2000. This decrease was partially offset by increased revenues in the company's North American processed pineapple business, as the continued success of its FRUIT BOWLS® products offset lower pricing for its traditional pineapple products.

    EBIT in the processed foods segment for the first half of 2001 decreased 51% to $21 million from $43 million for the first half of 2000. EBIT for the second quarter of 2001 decreased 71% to $7 million from $23 million for the second quarter of 2000. EBIT decreased due to higher marketing expenses related to the company's launch of its new FRUIT-N-GEL BOWLS™ products in May 2001 and the timing of manufacturing and plant maintenance expenses in its pineapple canning facilities in the second quarter of 2001. Management expects no negative impact on a full year basis, as compared with 2000, related to the timing of manufacturing and plant maintenance expenses in 2001. Further impacting EBIT was $2 million of costs associated with the business reconfiguration programs initiated during the second quarter of 2001 primarily related to one-time contract termination costs. In the company's Honduran beverage operations, EBIT decreased due to higher marketing costs as a result of new product introductions and competitive pricing.

Fresh-cut Flowers

    Fresh-cut flowers revenues for the first half of 2001 increased 5% to $113 million from $107 million for the first half of 2000. Revenues for the second quarter of 2001 increased 5% to $56 million from $54 million for the second quarter of 2000. Second quarter 2001 revenues increased primarily as a result of higher Mother's Day volumes.

    EBIT in the fresh-cut flowers segment for the first half of 2001 increased 46% to $9 million from $6 million for the first half of 2000. EBIT for the second quarter of 2001 increased 35% to $6 million from $4 million for the second quarter of 2000. EBIT improved in the first half of 2001 due to higher Valentine's and Mother's Day sales combined with the favorable impact of cost-cutting programs previously enacted.

    During the fourth quarter of 2000, the company implemented Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides interpretive guidance for rules regarding the recognition and presentation of revenue. The company's implementation of SAB 101 resulted in the reclassification, as a reduction of 2000 revenue and cost of products sold, of certain product sourcing costs associated with commission sales. Previous industry and company practice was to present such amounts as a component of cost of products sold. The reclassification reduced the company's aggregate revenues and cost of products sold for the second quarter of 2000 by $65 million, of which $44 million was attributable to the fresh fruit segment and $21 million was attributable to the fresh vegetables segment. The reclassification reduced the company's aggregate revenues and cost of products sold for the first half of 2000 by $95 million, of which $59 million was attributable to the fresh fruit segment and $36 million was attributable to the fresh vegetables segment. The change in presentation had no impact on the company's reported gross margin, operating income or net income.

    Due largely to continuing oversupply and other market conditions primarily affecting the company's fresh fruit segment, particularly its banana business, the company implemented a plan during the latter part of 1999 to downsize certain of its global operations and to initiate an early retirement program. In connection with its plan, the company recorded a $48 million charge, which was reported on a separate line in the Consolidated Statements of Income. Included in the $48 million charge were $31 million of accrued costs. As of December 30, 2000, accrued costs of $1.8 million remained to be utilized for contractual payments associated with closing the company's citrus operations in Florida and contractual severance and closing costs related to certain sites in Europe. During the first half of 2001, the company paid $0.8 million of these accrued costs. During the comparative period of 2000, the company paid $13 million of costs accrued in the $48 million charge. Such payments have been accounted for as a utilization of the related accrual. Terms of the $1.0 million of accrued contractual obligations unutilized as of June 16, 2001 extend into 2003.

    In the third quarter of 2000, the company initiated a plan to further downsize its fresh fruit operations, including the complete shutdown of certain activities. In connection with its plan, the company recorded a $46 million charge, which was reported on a separate line in the Consolidated Statements of Income. A total of 4,880 employees in the company's operations are being severed under these plans, of which 4,825 had been severed as of June 16, 2001. The $46 million charge included $18 million of accrued costs, of which $5.2 million remained accrued as of June 16, 2001. During the first half of 2001, the company paid $5.7 million of these accrued costs. The majority of the remaining accrued costs will be paid during 2001, with a minor portion of the severance and contract terminations in the company's European and Asian banana operations extending into 2002.

    Other income (expense)—net consists primarily of minority interest expense and certain non-operating items. In the second quarter of 2001, other income included a $8 million gain related to the sale of available-for-sale securities.

    For the first half of 2001, interest expense decreased to $40 million from $47 million for the first half of 2000. For the second quarter of 2001, interest expense decreased to $20 million from $24 million for the second quarter of 2000. Interest expense fell due to lower average debt levels in the first half of 2001 versus the comparable period of 2000.

    During the first half of 2001, the company's effective tax rate was 32% versus 23% during the comparable period of 2000. The increase was primarily due to a shift in the company's mix of earnings. The company currently anticipates its effective tax rate will remain at 32% in the near term based on its expected mix of earnings.

    During the first quarter of 2001, the company engaged the Boston Consulting Group to assist the company in performing strategic and operational reviews of its banana and fresh-cut flowers businesses and in the implementation of programs to enhance profitability and achieve consolidated savings from global strategic sourcing and logistics. The company's review of its European banana business and global strategic sourcing is essentially complete. Assessment of the company's Latin American and Asian banana operations, fresh-cut flowers business and logistics programs is ongoing.

    The company expects these critical assessments to result in cost savings as well as the reconfiguration of certain business practices and market focus in order to enhance profitability. The reconfiguration reviews have resulted in $28 million of one-time costs recognized as a component of cost of products sold in the second quarter of 2001, and the company anticipates future one-time costs ranging from approximately $90 million to $125 million during the remainder of 2001. This estimate includes costs associated with the remaining downsizing of the Latin American banana business as a result of reduced volumes to Europe following the recent agreement between the European Union and the United States on banana imports. In addition, the estimate includes costs associated with the expected disposition of certain underperforming businesses in Europe, the reorganization of a portion of the company's Asian banana and Hawaiian operations, and the reduced production of certain fresh-cut flower varieties. Future costs will be recognized as a component of cost of products sold.

    The European Union ("EU") banana regulations, which impose quotas and tariffs on bananas, remained in effect during the first half of 2001. In April 2001, the EU reached agreements with the United States and Ecuador to implement a tariff-only import system no later than January 1, 2006. In the interim period starting July 1, 2001, only European companies that operated and bought bananas and sold them into the EU market in the years 1994-1996 will be eligible for banana import licenses. The company believes the ongoing impact of the new regime will not be dilutive to current earnings levels.

    The company is actively pursuing the sale of its Honduran beverage operations. The company has engaged Banc of America Securities LLC and Deutsche Banc Alex. Brown as its investment advisors on this project. The company has recently received final indications of interest from prospective buyers and is currently in discussions with one of them. Management currently anticipates negotiating sale terms and closing the transaction prior to the end of 2001. Proceeds from the sale will primarily be used to pay down debt.

    During the first half of 2001, the yen as well as the euro and related European currencies continued to weaken significantly against the U.S. dollar. Additionally, during the first half of 2001, the company incurred $9 million of foreign currency translation losses, which were recognized as a component of accumulated other comprehensive loss in shareholders' equity and included in the calculation of comprehensive income. The ultimate impact of future changes to these and other currency exchange rates on 2001 comprehensive income and equity is not determinable at this time.

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

    As of June 16, 2001, the company's derivative instruments, both free-standing and embedded, as defined by FAS 133, consisted of foreign currency exchange forwards and certain minor warrants in privately held companies. The company's foreign currency exchange forwards, with an aggregate contractual value of $107 million, were designated and effective as hedges of the changes in fair values of recorded assets or liabilities or of future cash flows. The ineffective portion of changes in fair values of hedge positions, which was included in operating income for the first half of 2001, was not material. Unrealized net losses related to cash flow hedges totaling $1 million were included as a component of accumulated other comprehensive loss as of June 16, 2001.

    In May 2000, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 00-14 ("EITF 00-14"), "Accounting for Certain Sales Incentives," which requires the costs of certain sales incentives, such as coupons, to be classified as a reduction of revenue rather than as marketing expense. In April 2001, the EITF reached a consensus on Issue No. 00-25 ("EITF 00-25"), "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," which requires the costs of certain vendor consideration, such as slotting fees and off-invoice arrangements, to be classified as a reduction of revenue rather than as marketing expense. As required, the company anticipates adopting the provisions of EITF 00-14 and EITF 00-25 during the first quarter of 2002. The company does not anticipate any changes to the timing of cost recognition upon adoption of either EITF 00-14 or EITF 00-25. Therefore, the company expects the impact of such adoption will be limited to reclassifications, as a reduction of revenue, of related marketing expense. These reclassifications will have no impact on the company's operating income or net income either prospectively or as currently or previously reported.

    In June 2001, the FASB adopted Statements of Financial Accounting Standards No. 141 ("FAS 141") "Business Combinations" and No. 142 ("FAS 142") "Goodwill and Other Intangible Assets." These statements eliminate the pooling of interests method of accounting for business combinations as of June 30, 2001 and eliminate the amortization of goodwill for all fiscal years beginning after December 15, 2001. Goodwill will be accounted for under an impairment-only method after this date. The company has adopted FAS 141 and FAS 142 with respect to new goodwill as of July 1, 2001 and anticipates adopting FAS 142 with respect to existing goodwill as of December 30, 2001, the first day of its 2002 fiscal year. The adoption of FAS 141 has not impacted the company's financial condition or results of operations. In accordance with FAS 142, existing goodwill will continue to be amortized through the remainder of 2001 at which time amortization will cease and the company will perform a transitional goodwill impairment test. The company is currently assessing the impact of adopting FAS 142 with respect to existing goodwill. Goodwill amortization for the half year ended June 16, 2001 and year ended December 30, 2000 was $5 million and $13 million, respectively.

Liquidity and Capital Resources

    Cash flow provided by operating activities improved to $179 million for the first half of 2001 from $77 million for the comparable period of 2000. This improvement was a result of higher operating earnings largely from cost-cutting activities. In addition, during the first half of 2001, cash provided by inventories and accounts payable and accrued liabilities was due to enhanced working capital management. During the first half of 2000, cash used in accounts payable and accrued liabilities included higher levels of payments to growers and suppliers.

    During the first quarter of 2001, the company invested in available-for-sale securities with an aggregate cost of $26 million. These securities were sold in the second quarter of 2001 for $34 million, resulting in an $8 million non-operating gain.

    During the first half of 2001, proceeds from the sale of assets of $17 million included $9 million of proceeds for secured grower contracts related to the sale of the company's California and Arizona citrus assets in the third quarter of 2000.

    Capital expenditures of $39 million for the first half of 2001 were for the acquisition and improvement of productive assets. Capital expenditures of $56 million for the first half of 2000 included $9 million for the replacement or capitalizable repair of assets destroyed or damaged by Hurricane Mitch.

    At the end of 2000, the company's debt totaled $1.18 billion. During the first half of 2001, total debt decreased approximately $140 million to $1.04 billion due to improved operating cash flows, enhanced working capital management and lower capital expenditures. As a result, the company's net debt to total net capitalization percentage improved to 62% from 67% during that period. As of June 16, 2001, the company had $270 million outstanding under its $400 million, 5-year revolving credit facility and had no outstanding borrowings under its $250 million, 364-day revolving credit facility (the "364-day Facility"). Provisions under these facilities require the company to comply with certain financial covenants which include a maximum permitted ratio of consolidated debt to net worth and a minimum required fixed charge coverage ratio. As of June 16, 2001, the company was in compliance with these covenants.

    The company's 364-day Facility expired in July 2001. The company has extended this facility for a 45 day period. The company is currently in discussions with respect to the renewal of this facility.

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

PART II.
OTHER INFORMATION
DOLE FOOD COMPANY, INC.

Item 4. Submission of Matters to a Vote of Security Holders

    Dole Food Company, Inc. held its Annual Meeting of Stockholders (the "Meeting") on June 8, 2001, at which the company's stockholders: (1) elected the nominated slate of eight directors, each to serve until the next meeting and until his successor has been duly elected and qualified: Mike Curb, David A. DeLorenzo, E. Rolland Dickson, Richard M. Ferry, Lawrence M. Johnson, Lawrence A. Kern, Zoltan Merszei and David H. Murdock; (2) approved the adoption of the company's 2001 Stock Option and Award Plan; (3) approved the reincorporation of the company as a Delaware corporation; and (4) elected Arthur Andersen LLP as the company's independent public accountants and auditors for the 2001 fiscal year.

    Holders of record of the company's common stock as of April 18, 2001 were entitled to vote at the Meeting. On April 18, 2001, there were 55,850,401 shares of common stock outstanding and entitled to vote and 52,465,198 of such shares were represented at the Meeting. Each of the directors received at least 97.8% of the shares cast in favor of his election. The shares cast for each director are as follows: Mike Curb: 51,302,683 for and 1,162,515 withheld; David A. DeLorenzo: 51,298,518 for and 1,166,680 withheld; E. Rolland Dickson: 51,308,343 for and 1,156,855 withheld; Richard M. Ferry: 51,304,645 for and 1,160,553 withheld; Lawrence M. Johnson: 51,313,435 for and 1,151,763 withheld; Lawrence A. Kern: 51,304,445 for and 1,160,753 withheld; Zoltan Merszei: 51,310,628 for and 1,154,570 withheld; and David H. Murdock: 51,309,787 for and 1,155,411 withheld. With respect to the approval of the company's 2001 Stock Option and Award Plan, the shares cast were 45,140,301 for, 7,167,841 against and 157,055 shares abstained. With respect to the approval of the reincorporation of the company as a Delaware corporation, the shares cast were 43,117,769 for, 3,143,484 against, 116,065 shares abstained and 6,087,880 shares constituted broker non-votes. This reincorporation became effective on June 30, 2001, Hawaii time. With respect to the election of Arthur Andersen LLP, the shares cast were 51,807,192 for, 607,518 shares against and 50,488 shares abstained.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:
None
(b)	No reports on Form 8-K were filed during the quarter ended June 16, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLE FOOD COMPANY, INC. REGISTRANT
July 31, 2001	By:	/s/ KENNETH J. KAY Kenneth J. Kay Vice President and Chief Financial Officer
	By:	/s/ GIL BOROK Gil Borok Vice President, Controller and Chief Accounting Officer

QuickLinks

FORM 10-Q
Index
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS DOLE FOOD COMPANY, INC.
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES