Form 10-Q
period 2001-10-06
DOLE FOOD COMPANY INC
filed 2001-11-20
CIK 18169

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 6, 2001

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 31, 2001
Common Stock, No Par Value	55,857,152

DOLE FOOD COMPANY, INC.
Index

		Page Number
Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Statements of Operations—Quarters and Three Quarters Ended October 6, 2001 and October 7, 2000	3
	Consolidated Balance Sheets—October 6, 2001 and December 30, 2000	5
	Consolidated Statements of Cash Flows—Three Quarters Ended October 6, 2001 and October 7, 2000	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Part II.	Other Information
Item 6.	Exhibits and Reports on Form 8-K	19
	Signatures	20

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOLE FOOD COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per-share amounts)

	Quarter Ended
	October 6, 2001	October 7, 2000
Revenue	$1,331,702	$1,338,259
Cost of products sold	1,227,176	1,161,121

Gross margin	104,526	177,138
Selling, marketing and administrative expenses	177,156	158,157
Hurricane Mitch insurance proceeds—net	—	(42,506)
Business downsizing charge	—	45,761
Gain on sale of citrus assets	—	(8,142)

Operating income (loss)	(72,630)	23,868
Interest income	2,358	8,829
Other income (expense)—net	(38)	706

Earnings (loss) before interest and taxes	(70,310)	33,403
Interest expense	22,240	30,148

Income (loss) before income taxes	(92,550)	3,255
Income taxes	2,206	10,605

Net loss	(94,756)	(7,350)

Net loss per common share
Basic	$(1.70)	$(0.13)
Diluted	(1.70)	(0.13)

Diluted average number of common shares outstanding	55,897	55,857

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per-share amounts)

	Three Quarters Ended
	October 6, 2001	October 7, 2000
Revenue	$3,669,802	$3,700,618
Cost of products sold	3,174,733	3,122,106

Gross margin	495,069	578,512
Selling, marketing and administrative expenses	430,184	410,810
Hurricane Mitch insurance proceeds—net	—	(42,506)
Business downsizing charge	—	45,761
Gain on sale of citrus assets	—	(8,142)

Operating income	64,885	172,589
Interest income	4,759	12,886
Other income—net	5,741	548

Earnings before interest and taxes	75,385	186,023
Interest expense	62,514	76,945

Income before income taxes	12,871	109,078
Income taxes	35,941	34,905

Net income (loss)	(23,070)	74,173

Net income (loss) per common share
Basic	$(0.41)	$1.33
Diluted	(0.41)	1.33

Diluted average number of common shares outstanding	55,892	55,920

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	October 6, 2001	December 30, 2000
	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$38,618	$28,449
Receivables	508,686	583,799
Inventories
Finished products	163,651	168,112
Raw materials and work in progress	113,978	155,310
Crop growing costs	48,625	62,591
Operating supplies and other	94,706	96,369

	420,960	482,382
Prepaid expenses	49,913	46,282

Total current assets	1,018,177	1,140,912
Investments	80,222	84,604
Property, plant and equipment	953,174	1,055,160
Goodwill	270,894	278,582
Other assets	246,058	285,460

Total assets	2,568,525	2,844,718

Current liabilities
Notes payable	$15,056	$35,093
Current portion of long-term debt	7,680	9,947
Accounts payable and accrued liabilities	701,113	739,981

Total current liabilities	723,849	785,021
Long-term debt	982,964	1,135,633
Other long-term liabilities	324,363	323,711
Minority interests	38,461	45,565
Commitments and contingencies
Common shareholders' equity
Common stock	316,500	316,488
Additional paid-in capital	57,075	56,912
Retained earnings	273,215	318,626
Accumulated other comprehensive loss	(147,902)	(137,238)

Total common shareholders' equity	498,888	554,788

Total liabilities and equity	2,568,525	2,844,718

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Quarters Ended
	October 6, 2001	October 7, 2000
Operating activities
Net income (loss)	$(23,070)	$74,173
Adjustments to net income (loss)
Depreciation and amortization	103,229	105,166
Provision for deferred income taxes	24,852	15,759
Hurricane Mitch insurance proceeds	—	(52,856)
Non-cash portion of downsizing charge	—	45,126
Non-cash portion of reconfiguration expense	127,589	—
Cash portion of downsizing charges not included in net income (loss)	(8,863)	(16,849)
Gain on sale of citrus assets	—	(8,142)
Gain on sale of available-for-sale securities	(8,173)	—
Other adjustments to net income (loss)	638	(7,645)
Change in operating assets and liabilities, net of effects from acquisitions, dispositions and non-cash transactions
Receivables	42,143	34,555
Inventories	56,125	36,785
Prepaid expenses and other assets	(22,196)	(20,379)
Accounts payable and accrued liabilities	(50,382)	(85,171)
Other	4,764	(1,137)

Cash flow provided by operating activities	246,656	119,385

Investing activities
Proceeds from sale of available-for-sale securities	34,411	—
Investments in available-for-sale securities	(26,238)	—
Proceeds from sales of assets	19,888	55,441
Capital additions	(75,115)	(92,034)
Investments and acquisitions, net of cash acquired	(6,221)	(1,548)
Hurricane Mitch insurance proceeds	—	52,856

Cash flow (used in) provided by investing activities	(53,275)	14,715

Financing activities
Short-term debt repayments—net	(20,175)	(11,074)
Long-term debt repayments—net	(146,457)	(122,540)
Cash dividends paid	(16,755)	(16,753)
Issuance of common stock	175	127

Cash flow used in financing activities	(183,212)	(150,240)

Increase (decrease) in cash and cash equivalents	10,169	(16,140)
Cash and cash equivalents at beginning of period	28,449	42,427

Cash and cash equivalents at end of period	38,618	26,287

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.
In the opinion of management, the accompanying unaudited consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (the "company") include all adjustments necessary to present fairly the company's financial position as of October 6, 2001 and December 30, 2000 (audited), its results of operations for the quarters and three quarters ended October 6, 2001 and October 7, 2000 and its cash flows for the three quarters then ended. For a summary of significant accounting policies used in the preparation of these financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of the company's Annual Report on Form 10-K ("10-K") for the year ended December 30, 2000.

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

  Management evaluates and monitors segment performance primarily through earnings before interest and taxes ("EBIT"). Revenue and EBIT for the reportable segments, other operating segments, and corporate and other were as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	October 6, 2001	October 7, 2000	October 6, 2001	October 7, 2000
Revenue
Fresh fruit	$751,966	$771,046	$2,146,398	$2,198,840
Fresh vegetables	248,372	254,379	681,558	676,114
Processed foods	276,592	250,091	654,106	638,937
Fresh-cut flowers	47,796	50,475	160,554	157,544
Other operating segments	6,976	12,268	27,186	29,183

	1,331,702	1,338,259	3,669,802	3,700,618

EBIT
Fresh fruit	$(33,185)	$(17,723)	$46,653	$63,799
Fresh vegetables	(10,640)	28,410	41,388	72,189
Processed foods	16,164	27,167	37,463	70,206
Fresh-cut flowers	(19,778)	(4,218)	(10,799)	1,930
Other operating segments	(201)	(205)	(1,043)	(841)

Total operating segments	(47,640)	33,431	113,662	207,283
Corporate and other	(22,670)	(4,915)	(38,277)	(26,147)
Hurricane Mitch insurance proceeds—net	—	42,506	—	42,506
Business downsizing charge	—	(45,761)	—	(45,761)
Gain on sale of citrus assets	—	8,142	—	8,142

	(70,310)	33,403	75,385	186,023

  Corporate and other EBIT includes general and administrative costs not allocated to operating segments. Corporate and other EBIT for the three quarters ended October 6, 2001 included consulting fees related to strategic and operational review activities (primarily in the second and third quarters), partially offset by a non-operating gain in the second quarter related to the sale of available-for-sale securities. Corporate and other EBIT for the third quarter of 2000 included the interest portion of a refund received from the Internal Revenue Service related to the settlement of disputed items from certain prior years' audits partially offset by the write-off of certain investments and capitalized software costs.

  During the fourth quarter of 2000, the company implemented Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides interpretive guidance for rules regarding the recognition and presentation of revenue. The company's implementation of SAB 101 resulted in the reclassification, as a reduction of 2000 revenue and cost of products sold, of certain product sourcing costs associated with commission sales. Previous industry and company practice was to present such amounts as a component of cost of products sold. The reclassification reduced the company's aggregate revenues and cost of products sold for the third quarter of 2000 by $99 million, of which $77 million was attributable to the fresh fruit segment and $22 million was attributable to the fresh vegetables segment. The reclassification reduced the company's aggregate revenues and cost of products sold for the first three quarters of 2000 by $193 million, of which $135 million was attributable to the fresh fruit segment and $58 million was attributable to the fresh vegetables segment. The change in presentation had no impact on the company's reported gross margin, operating income or net income.

  Total operating segments EBIT for the three quarters ended October 6, 2001 included $133 million of one-time expenses associated with business reconfiguration programs, of which $28 million and $105 million were related to programs initiated in the second and third quarters of 2001, respectively. Reconfiguration programs initiated in the second quarter of 2001 included the shutdown and related asset sales of the company's California deciduous and Pacific Northwest apples operations, including packing houses, ranches and orchards in California and Washington. Of the $28 million of second quarter 2001 expense, $25 million was recognized in the fresh fruit segment, $2 million was recognized in the processed foods segment and $1 million was recognized in other operating segments. Reconfiguration programs initiated in the third quarter of 2001 included costs associated with the planned divestiture of the company's Pascual Hermanos fresh vegetables business in Spain and certain other non-core businesses in Europe, as well as the downsizing of banana and flower operations in Latin America and banana production in the Philippines. Of the $105 million of third quarter 2001 expense, $49 million was recognized in the fresh fruit segment, $34 million was recognized in the fresh vegetables segment, $15 million was recognized in the processed foods segment and $7 million was recognized in the fresh-cut flowers segment. These expenses were presented as a component of cost of products sold in the Consolidated Statements of Operations for the quarter and three quarters ended October 6, 2001. A total of 3,179 employees in the company's operations are being severed under these plans, of which 727 had been severed as of October 6, 2001.

  The amounts recorded, utilized and to be utilized as of October 6, 2001 in each asset, liability and expense category are as follows:

	2001 Expense	Utilized To Date	To be Utilized
Property, plant and equipment	$60,527	$60,527	$—
Goodwill	4,246	4,246	—
Long term advances	6,881	6,881	—
Receivables and other assets	18,882	18,882	—
Accrued costs:
Employee severance	31,878	4,890	26,988
Contract terminations	4,292	143	4,149
Other accrued costs	5,978	62	5,916

Total business reconfiguration costs	132,684	95,631	37,053

3.
The weighted-average number of common shares outstanding used to calculate basic net income (loss) per share, which excludes the dilutive effect of stock options, was (in thousands) 55,897 and 55,857 for the quarters ended, and 55,892 and 55,852 for the three quarters ended October 6, 2001 and October 7, 2000, respectively. The company's diluted average number of common shares outstanding was the same as its basic average number of common shares outstanding due to the antidilutive effect caused by net losses recognized for the third quarter and first three quarters of 2001 and for the third quarter of 2000.

4.
The company recognized comprehensive income (loss) as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	October 6, 2001	October 7, 2000	October 6, 2001	October 7, 2000
Net income (loss)	$(94,756)	$(7,350)	$(23,070)	$74,173
Unrealized foreign currency translation net losses	(638)	(15,787)	(9,681)	(27,016)
Unrealized net losses on cash flow hedging instruments	(39)	—	(983)	—

Comprehensive income (loss)	(95,433)	(23,137)	(33,734)	47,157

  The change in operating assets and liabilities shown in the Consolidated Statements of Cash Flows excludes the effects of foreign currency translation. Such translation reduced assets by $8 million and increased liabilities by $2 million during the three quarters ended October 6, 2001 and reduced assets and liabilities by $47 million and $20 million, respectively, during the three quarters ended October 7, 2000.

5.
During the first three quarters of 2001, the company declared dividends of $22 million on its common stock representing its regular quarterly dividends of 10 cents per share for the four quarters of 2001. As of October 6, 2001, $17 million of these declared dividends were paid. During the first three quarters of 2000, the company declared and paid dividends of $17 million on its common stock representing its regular quarterly dividends of 10 cents per share for the first three quarters of 2000.

6.
The company paid interest of $66 million during the first three quarters of 2001 and $75 million for the same period of 2000. The company paid net income taxes of $26 million during the first three quarters of 2001 and $17 million during the first three quarters of 2000.

7.
In the third quarter of 2000, the company received insurance proceeds of $53 million in final settlement of substantially all insurance claims related to losses sustained from Hurricane Mitch

  ("Mitch"), which devastated portions of Latin America in the fourth quarter of 1998. These proceeds were offset by claims-preparation and other Mitch-related costs. The net proceeds of $43 million received in the third quarter of 2000 were reported on a separate line in the Consolidated Statements of Operations for the third quarter and first three quarters of 2000.

8.
Due largely to continuing oversupply and other market conditions primarily affecting the company's fresh fruit segment, particularly its banana business, the company implemented a plan during the latter part of 1999 to downsize certain of its global operations and to initiate an early retirement program. In connection with its plan, the company recorded a $48 million charge, which was reported on a separate line in the Consolidated Statements of Operations. Included in the $48 million charge were $31 million of accrued costs. As of December 30, 2000, accrued costs of $1.8 million remained to be utilized for contractual payments associated with closing the company's citrus operations in Florida and contractual severance and closing costs related to certain sites in Europe. During the first three quarters of 2001, the company paid $1.0 million of these accrued costs. During the comparative period of 2000, the company paid $17 million of costs accrued in the $48 million charge. Such payments have been accounted for as a utilization of the related accrual. Terms of the $0.8 million of accrued contractual obligations unutilized as of October 6, 2001 extend into 2003.

  In the third quarter of 2000, the company initiated a plan to further downsize its fresh fruit operations, including the complete shutdown of certain activities. In connection with its plan, the company recorded a $46 million charge, which was reported on a separate line in the Consolidated Statements of Operations. A total of 4,880 employees in the company's operations are being severed under these plans, of which 4,864 had been severed as of October 6, 2001.

  The amounts recorded, utilized and to be utilized as of October 6, 2001 in each asset, liability and expense category are as follows (in thousands):

	2000 Charge	Utilized To Date	To be Utilized
Receivables and other assets	$5,155	$5,155	—
Inventories	3,153	3,153	—
Property, plant and equipment	12,430	12,430	—
Goodwill	7,376	7,376	—
Accrued costs:
Severance costs	10,308	9,077	1,231
Contract terminations	4,570	2,834	1,736
Other accrued costs	2,769	2,769	—

Total business downsizing costs	45,761	42,794	2,967

  During the first three quarters of 2001, the company paid $8 million of the accrued costs. A minor portion of the accrued costs for contractual payments associated with reductions in the company's European and Asian operations extend into 2002.

  In the first quarter of 2001, the company divested its controlling interest in a banana production joint venture in South America. In its $46 million charge in the third quarter of 2000, the company recognized asset impairments related to this divestiture totaling $8 million, primarily for goodwill. Upon divestiture, the company recognized an additional $5 million of asset write-offs in its fresh fruit segment. The divestiture also reduced the company's current and total assets by $8 million and $25 million, respectively.

9.
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

  As of October 6, 2001, the company's derivative instruments, both free-standing and embedded, as defined by FAS 133, consisted of foreign currency exchange forwards and certain minor warrants in privately held companies. The company's foreign currency exchange forwards, with an aggregate contractual value of $205 million, were designated and effective as hedges of the changes in fair values of recorded assets or liabilities or of future cash flows. The ineffective portion of changes in fair values of hedge positions, which was included in operating income for the first three quarters of 2001, was not material. Unrealized net losses related to cash flow hedges totaling $1 million were included as a component of accumulated other comprehensive loss as of October 6, 2001.

10.
During the first quarter of 2001, the company invested in available-for-sale securities with an aggregate cost of $26 million. The securities were sold during the second quarter of 2001 for $34 million, resulting in a non-operating gain of $8 million. The $8 million gain was recorded as other income in the Consolidated Statements of Operations for the three quarters ended October 6, 2001.

11.
On September 27, 2000, the company sold the assets of its citrus operations located in California and Arizona for approximately $55 million. Production assets were transferred to the buyer in the third quarter of 2000 for cash proceeds of $45 million, resulting in a net gain of $8 million. This net gain was reported on a separate line in the Consolidated Statements of Operations for the third quarter and the first three quarters of 2000.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLE FOOD COMPANY, INC.

Results of Operations

Fresh Fruit

    Fresh fruit revenues for the third quarter of 2001 decreased 2% to $752 million from $771 million for the third quarter of 2000. Revenues for the first three quarters of 2001 decreased 2% to $2.15 billion from $2.20 billion for the first three quarters of 2000. The decreases in fresh fruit revenues were primarily due to the sale or winding-down of certain businesses, the planned reduction of banana volumes to secondary markets in Eastern Europe and the impact of weaker currency exchange rates versus the U.S. dollar. In the third quarter of 2000, the company sold assets comprising its California and Arizona citrus business, and in the second quarter of 2001, the company initiated the divestiture of assets comprising its California deciduous and Pacific Northwest apples businesses. In aggregate, these businesses accounted for approximately $25 million and $50 million of revenues for the third quarter and first three quarters of 2001, respectively, versus approximately $70 million and $160 million for the third quarter and first three quarters of 2000, respectively. Weaker yen- and euro-to-U.S. dollar exchange rates versus the comparable period of 2000 decreased total company revenues, primarily in the fresh fruit segment, by approximately $25 million and $85 million for the third quarter and first three quarters of 2001, respectively. The aforementioned fresh fruit revenue decreases were largely offset by improved banana pricing in North America and Europe and higher banana volumes to North America. Additionally, higher volumes and strong pricing for the company's Premium Select pineapple and increased volumes and pricing in the Chilean fruit export business during the first half of 2001 favorably impacted revenues during the first three quarters of the year.

    Earnings before interest and taxes ("EBIT") in the fresh fruit segment for the third quarter of 2001 were a loss of $33 million versus a loss of $18 million for the third quarter of 2000. EBIT for the first three quarters of 2001 was $47 million versus $64 million for the first three quarters of 2000. Fresh fruit EBIT for the third quarter and first three quarters of 2001 included $49 million and $74 million, respectively, of one-time expense associated with business reconfiguration programs initiated during the second and third quarters of 2001. On a consolidated basis, these programs resulted in $133 million of expense presented as a component of cost of products sold in the Consolidated Statements of Operations, of which $28 million was recognized in the second quarter and $105 million was recognized in the third quarter of 2001. Of the total $133 million of year-to-date expense, $34 million was recognized in the fresh vegetables segment, $17 million was recognized in the processed foods segment, $7 million was recognized in the fresh-cut flowers segment and $1 million was recognized in other operating segments. Programs initiated during the second quarter of 2001 included the shutdown and related asset sales of the company's California deciduous and Pacific Northwest apples operations, including packing houses, ranches and orchards in California and Washington. Programs initiated during the third quarter of 2001 included costs associated with the planned divestiture of the company's Pascual Hermanos fresh vegetables business in Spain and certain other non-core businesses in Europe, as well as the downsizing of banana and flower operations in Latin America and banana production in the Philippines. A majority of the costs consisted of asset impairments necessary to write certain assets down to fair value, less costs to sell. Also included in the $133 million of expense were $42 million of accrued costs for employee severance, contract terminations and other costs associated with divestiture, closure and other reconfiguration activities. A total of 3,179 employees in the company's operations are being severed under these plans, of which 727 were severed as of October 6, 2001. Fresh fruit EBIT for the first three quarters of 2001 also included $5 million of one-time expense in the first quarter related to the divestiture of the company's controlling interest in a banana production joint venture in South America.

    The benefits of significant cost-cutting programs initiated in the latter part of 2000 as well as improved banana pricing in North America and Europe and higher banana volumes to North America partially offset the impact of one-time expenses on fresh fruit EBIT for the third quarter of 2001. EBIT for the first three quarters of 2001 also included higher volumes and strong pricing for the company's Premium Select pineapple and increased volumes and pricing in the Chilean fruit export business. These improvements were partially offset by weaker yen- and euro-to-U.S. dollar exchange rates versus the comparable period of 2000. These weaker currency exchange rates impacted the company's year-over-year total EBIT, primarily in the fresh fruit segment, by approximately $10 million and $30 million in the third quarter and first three quarters of 2001, respectively, as compared to the same periods of 2000.

Fresh Vegetables

    Fresh vegetables revenues for the third quarter of 2001 decreased 2% to $248 million from $254 million for the third quarter of 2000. Revenues for the first three quarters of 2001 increased 1% to $682 million from $676 million for the first three quarters of 2000. In the third quarter, pricing in the company's North American commodity vegetables business was above normal but below the heightened levels of the third quarter of last year. These previously heightened pricing levels began in the second quarter of 2000 and continued through the first quarter of 2001. Management expects the trend of price normalization to continue for the fourth quarter of 2001 and into 2002. The decrease in commodity vegetables pricing offset continued growth in the company's North American fresh-cut salads business, where revenues grew at a level consistent with the product category.

    Fresh vegetables EBIT for the third quarter of 2001 decreased to a loss of $11 million versus earnings of $28 million for the third quarter of 2000. EBIT for the first three quarters of 2001 decreased to $41 million from $72 million for the first three quarters of 2000. Fresh vegetables EBIT decreased due to $34 million of one-time expense associated with the company's reconfiguration program initiated during the third quarter of 2001 primarily to divest Pascual Hermanos, its fresh vegetables subsidiary located in Spain. EBIT for the third quarter of 2001 also reflected lower pricing in the company's North American commodity vegetables business and higher marketing expense in its North American fresh-cut salads business. EBIT for the first three quarters of 2001 reflected higher earnings related to volume growth in the North American fresh-cut salads business.

Processed Foods

    Processed foods revenues for the third quarter of 2001 increased 11% to $277 million from $250 million for the third quarter of 2000. Revenues for the first three quarters of 2001 increased 2% to $654 million from $639 million for the first three quarters of 2000. Revenues for the third quarter of 2001 were higher due to the continued success of the company's FRUIT BOWLS® products and the launch of its new FRUIT-N-GEL BOWLS™ products combined with higher pricing for its canned pineapple products. These revenue gains were partially offset by the company's sale of its California almond processing business in the third quarter of 2000, which had revenues of $4 million and $23 million in the third quarter and first three quarters of 2000, respectively.

    EBIT in the processed foods segment for the third quarter of 2001 decreased to $16 million from $27 million for the third quarter of 2000. EBIT for the first three quarters of 2001 decreased to $37 million from $70 million for the first three quarters of 2000. Processed foods EBIT for the third quarter of 2001 decreased due to $15 million of one-time expense associated with the company's reconfiguration program initiated during the third quarter of 2001 to divest a processed foods business located in Europe. Higher earnings due to growth in the company's FRUIT BOWLS products combined with improved pricing in canned pineapple products partially offset the impact of one-time reconfiguration expenses and higher marketing expenses associated with the launch of the company's FRUIT-N-GEL BOWLS products. EBIT for the first three quarters of 2001 reflected $17 million of one-time business reconfiguration expense, of which $2 million related to one-time contract terminations recognized in the second quarter. EBIT for the first three quarters of 2001 also included higher marketing expenses related to the launch of new products in the company's processed pineapple and Honduran beverage businesses combined with the timing of manufacturing and plant maintenance expenses in its pineapple canning facilities, both of which occurred in the second quarter of 2001.

Fresh-cut Flowers

    Fresh-cut flowers revenues for the third quarter of 2001 decreased to $48 million from $51 million for the third quarter of 2000. Revenues for the first three quarters of 2001 increased to $161 million from $158 million for the first three quarters of 2000. Third quarter 2001 revenues decreased as a result of unfavorable market conditions, primarily in the company's wholesale business. Revenues for the first three quarters of 2001 increased versus the comparable period of 2000 due to higher Valentine's Day and Mother's Day sales, primarily to retail customers.

    EBIT losses in the fresh-cut flowers segment for the third quarter of 2001 increased to $20 million from $4 million for the third quarter of 2000. EBIT for the first three quarters of 2001 was a loss of $11 million versus earnings of $2 million for the first three quarters of 2000. Fresh-cut flowers losses for the third quarter of 2001 increased due to $7 million of one-time expense associated with the company's reconfiguration programs initiated during the third quarter of 2001 to reduce flower production operations in Latin America. Additionally, in the third quarter of 2001, the company recognized $3 million of lease termination expense in connection with its move to a new consolidated distribution facility in Miami, Florida. The third quarter 2001 loss also included the per-unit margin impacts associated with lower sales volumes during the quarter. The loss for the third quarter of 2001 was partially offset by first-half earnings that were higher, as compared to the first half of 2000, due to higher Valentine's Day and Mother's Day sales combined with the favorable impact of cost-cutting programs previously enacted.

    During the fourth quarter of 2000, the company implemented Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides interpretive guidance for rules regarding the recognition and presentation of revenue. The company's implementation of SAB 101 resulted in the reclassification, as a reduction of 2000 revenue and cost of products sold, of certain product sourcing costs associated with commission sales. Previous industry and company practice was to present such amounts as a component of cost of products sold. The reclassification reduced the company's aggregate revenues and cost of products sold for the third quarter of 2000 by $99 million, of which $77 million was attributable to the fresh fruit segment and $22 million was attributable to the fresh vegetables segment. The reclassification reduced the company's aggregate revenues and cost of products sold for the first three quarters of 2000 by $193 million, of which $135 million was attributable to the fresh fruit segment and $58 million was attributable to the fresh vegetables segment. The change in presentation had no impact on the company's reported gross margin, operating income or net income.

    Due largely to continuing oversupply and other market conditions primarily affecting the company's fresh fruit segment, particularly its banana business, the company implemented a plan during the latter part of 1999 to downsize certain of its global operations and to initiate an early retirement program. In connection with its plan, the company recorded a $48 million charge, which was reported on a separate line in the Consolidated Statements of Operations. Included in the $48 million charge were $31 million of accrued costs. As of December 30, 2000, accrued costs of $1.8 million remained to be utilized for contractual payments associated with closing the company's citrus operations in Florida and contractual severance and closing costs related to certain sites in Europe. During the first three quarters of 2001, the company paid $1.0 million of these accrued costs. During the comparative period of 2000, the company paid $17 million of costs accrued in the $48 million charge. Such payments were accounted for as a utilization of the related accrual. Terms of the $0.8 million of accrued contractual obligations unutilized as of October 6, 2001 extend into 2003.

    In the third quarter of 2000, the company initiated a plan to further downsize its fresh fruit operations, including the complete shutdown of certain activities. In connection with its plan, the company recorded a $46 million charge, which was reported on a separate line in the Consolidated Statements of Operations. A total of 4,880 employees in the company's operations are being severed under these plans, of which 4,864 had been severed as of October 6, 2001. The $46 million charge included $18 million of accrued costs, of which $3 million remained accrued as of October 6, 2001. During the first three quarters of 2001, the company paid $8 million of these accrued costs. The majority of the remaining accrued costs will be paid during the fourth quarter of 2001, with a minor portion of the severance and contract terminations in the company's European and Asian banana operations extending into 2002.

    Other income (expense)—net consists primarily of minority interest expense and certain non-operating items. Other income for the first three quarters of 2001 included a non-operating gain of $8 million related to the sale of available-for-sale securities.

    For the first three quarters of 2001, interest expense decreased 19% to $63 million from $77 million for the first three quarters of 2000. For the third quarter of 2001, interest expense decreased 26% to $22 million from $30 million for the third quarter of 2000. Interest expense decreased due to lower average debt levels combined with lower interest rates for the first three quarters of 2001 versus the comparable period of 2000.

    During the third quarter of 2001, the company recognized income tax expense of $2 million on a pre-tax loss of $93 million that resulted from $105 million of one-time reconfiguration expenses recognized during the quarter. Of the $105 million of total expense, $101 million related to foreign tax jurisdictions for which the company has not provided future tax benefits. Future tax benefits, if any, will be recognized upon receipt.

    During the first quarter of 2001, the company engaged the Boston Consulting Group to assist in performing strategic and operational reviews of its banana and fresh-cut flowers businesses and implementing programs to enhance profitability and achieve consolidated savings from global strategic sourcing and logistics. The company has completed the review of its European, Latin American and Asian banana businesses as well as its global strategic sourcing and logistics programs. Assessment of the company's fresh-cut flowers and North American banana operations are working toward conclusion during the fourth quarter of 2001. The company expects these critical assessments to result in cost savings and improved market focus in order to enhance profitability. The reconfiguration reviews have resulted in $133 million of one-time expenses for the first three quarters of 2001 recognized as a component of cost of products sold in the Consolidated Statements of Operations. Of the $133 million of year-to-date 2001 expense, $28 million was recognized in the second quarter and $105 million was recognized in the third quarter. The company does not anticipate significant future one-time expenses associated with these programs.

    The European Union ("EU") maintains banana regulations that impose quotas and tariffs on bananas. In April 2001, the EU reached agreements with the United States and Ecuador to implement a tariff-only import system no later than January 1, 2006. In the interim period started July 1, 2001, European companies that operated and bought bananas and sold them into the EU market during the years 1994-1996 are eligible for banana import licenses. The company's earnings have not been negatively impacted by the new interim regime, and it believes the ongoing impact of this regime will not be dilutive to its current earnings levels.

    The company is continuing its efforts to sell its Honduran beverage operations prior to the end of 2001. The company has engaged Banc of America Securities LLC and Deutsche Banc Alex. Brown as its investment advisors on this project. Management currently anticipates recognizing a significant gain from the sale of this business with proceeds primarily used to pay down debt. Management also currently anticipates that the absence of earnings from this business, partially offset by reduced interest expense, will result in approximately 22 cents of net dilution to the company's consolidated 2002 earnings per share on a pro forma basis.

    During the first three quarters of 2001, the yen as well as the euro and related European currencies continued to weaken against the U.S. dollar. Additionally, during the first three quarters of 2001, the company incurred $10 million of foreign currency translation losses, which were recognized as a component of accumulated other comprehensive loss in shareholders' equity and included in the calculation of comprehensive loss. The ultimate impact of future changes to these and other currency exchange rates on 2001 comprehensive loss and equity is not determinable at this time.

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

    As of October 6, 2001, the company's derivative instruments, both free-standing and embedded, as defined by FAS 133, consisted of foreign currency exchange forwards and certain minor warrants in privately held companies. The company's foreign currency exchange forwards, with an aggregate contractual value of $205 million, were designated and effective as hedges of the changes in fair values of recorded assets or liabilities or of future cash flows. The ineffective portion of changes in fair values of hedge positions, which was included in operating income for the first three quarters of 2001, was not material. Unrealized net losses related to cash flow hedges totaling $1 million were included as a component of accumulated other comprehensive loss as of October 6, 2001.

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

    In June 2001, the FASB adopted Statements of Financial Accounting Standards No. 141 ("FAS 141") "Business Combinations" and No. 142 ("FAS 142") "Goodwill and Other Intangible Assets." These statements eliminate the pooling of interests method of accounting for business combinations as of June 30, 2001 and eliminate the amortization of goodwill for all fiscal years beginning after December 15,

2001. Goodwill will be accounted for under an impairment-only method after this date. The company has adopted FAS 141 and FAS 142 with respect to new goodwill as of July 1, 2001 and anticipates adopting FAS 142 with respect to existing goodwill as of December 30, 2001, the first day of its 2002 fiscal year. The adoption of FAS 141 has not impacted the company's financial condition or results of operations. In accordance with FAS 142, existing goodwill will continue to be amortized through the remainder of 2001 at which time amortization will cease and the company will perform a transitional goodwill impairment test. The company is currently assessing the impact of adopting FAS 142 with respect to existing goodwill. Goodwill amortization for the third quarter and first three quarters of 2001 was $4 million and $9 million, respectively. Goodwill amortization for the year ended December 30, 2000 was $13 million.

    In August 2001, the FASB adopted Statement of Financial Accounting Standards No. 144 ("FAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends other guidance related to the accounting and reporting of long-lived assets. The company anticipates adopting FAS 144 as of December 30, 2001, the first day of its 2002 fiscal year. The company is currently assessing the impact of adopting FAS 144 but does not believe such impact, if any, will be materially adverse to the company's financial condition or results of operations.

Liquidity and Capital Resources

    Cash flow provided by operating activities improved to $247 million for the first three quarters of 2001 from $119 million for the comparable period of 2000. This improvement was a result of higher operating earnings largely from cost-cutting activities and improved market results in the company's fresh fruit segment. In addition, during the first three quarters of 2001, improved cash flows related to operating assets and liabilities were due to enhanced working capital management. During the first three quarters of 2000, cash used in accounts payable and accrued liabilities included higher levels of payments to growers and suppliers.

    During the first quarter of 2001, the company invested in available-for-sale securities with an aggregate cost of $26 million. These securities were sold in the second quarter of 2001 for $34 million, resulting in an $8 million non-operating gain.

    During the first three quarters of 2001, proceeds from the sale of assets of $20 million included $9 million of proceeds for secured grower contracts related to the sale of the company's California and Arizona citrus assets in the third quarter of 2000.

    Capital expenditures of $75 million for the first three quarters of 2001 were for the acquisition and improvement of productive assets. Capital expenditures of $92 million for the first three quarters of 2000 were for the acquisition and improvement of productive assets, which included $13 million for the replacement or capitalizable repair of assets destroyed or damaged by Hurricane Mitch.

    At the end of 2000, the company's debt totaled $1.18 billion. During the first three quarters of 2001, total debt decreased significantly, down approximately $175 million to $1.01 billion due to improved operating cash flows, enhanced working capital management and lower capital expenditures. The favorable effect of lower debt levels on the company's net debt to total net capitalization percentage was largely offset by the impact of business reconfiguration expenses on consolidated equity. As a result, the company's net debt to total net capitalization percentage only improved to 66% from 67% during the first three quarters of 2001. As of October 6, 2001, the company had $160 million outstanding under its $400 million, 5-year revolving credit facility and had no outstanding borrowings under its $200 million, 364-day revolving credit facility (the "364-day Facility"). In August 2001, the company renewed its 364-day facility, reducing it from $250 million to $200 million. Provisions under these facilities require the company to comply with certain financial covenants which include a maximum permitted ratio of consolidated debt to net worth and a minimum required fixed charge coverage ratio. As of October 6, 2001, the company was in compliance with these covenants.

    The company believes that its cash flow from operations, as well as its existing cash balances, revolving credit facilities and access to capital markets will enable it to meet its working capital, capital expenditure, debt maturity, dividend payment and other funding requirements.

    This filing contains forward-looking statements that involve a number of risks and uncertainties. Forward looking statements, which are based on management's assumptions and describe the company's future plans, strategies and expectations, are generally identifiable by the use of terms such as "anticipate," "will," "expect," "believe," or similar expressions. The potential risks and uncertainties that could cause the company's actual results to differ materially from those expressed or implied herein include weather-related phenomena; market responses to industry volume pressures; product and raw materials supplies and pricing; electrical power supply and pricing; changes in interest and currency exchange rates; economic crises in developing countries; quotas, tariffs and other governmental actions; international conflict; and the ability of the company and its European customers and suppliers to complete euro conversion efforts.

PART II.
OTHER INFORMATION
DOLE FOOD COMPANY, INC.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:
3.1	Certificate of Incorporation of Dole Food Company, Inc. dated as of July 1, 2001.
3.2	By-Laws of Dole Food Company, Inc. dated as of July 1, 2001.
4.9
Amended and Restated Credit Agreement dated August 24, 2001 of the Dole Food Company, Inc. $250 Million Credit Agreement dated as of July 11, 2000 among Dole Food Company, Inc., Dole Fresh Fruit Interational, Limited and Solvest, Ltd., as Borrowers, the Lenders listed therein, as Lenders, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, Bank of America, N.A., as Administrative Agent, Commerzbank AG, as Syndication Agent, The Bank Of Nova Scotia, as Documentation Agent, and Cobank, ACB and Cooperative Centrale Raiffeisen—Boerenleenbank B.A., "Rabobank Nederland," New York Branch, as Co-Agents."
(b)	On July 2, 2001, Dole Food Company, Inc. filed a Current Report on Form 8-K related to its reincorporation in the State of Delaware.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 20, 2001	DOLE FOOD COMPANY, INC. REGISTRANT
	By:	/s/ KENNETH J. KAY Kenneth J. Kay Vice President and Chief Financial Officer
	By:	/s/ GIL BOROK Gil Borok Vice President, Controller and Chief Accounting Officer

QuickLinks

FORM 10-Q
DOLE FOOD COMPANY, INC. Index
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS DOLE FOOD COMPANY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (in thousands, except per-share amounts)
DOLE FOOD COMPANY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (in thousands, except per-share amounts)
DOLE FOOD COMPANY, INC. CONSOLIDATED BALANCE SHEETS (in thousands)
DOLE FOOD COMPANY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
DOLE FOOD COMPANY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS DOLE FOOD COMPANY, INC.
PART II. OTHER INFORMATION DOLE FOOD COMPANY, INC.
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES