Form 10-K405
period 2001-12-29
DOLE FOOD COMPANY INC
filed 2002-03-29
CIK 18169

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 1-4455

DOLE FOOD COMPANY, INC.
(Exact Name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	99-0035300 (IRS Employer Identification No.)

One Dole Drive, Westlake Village, California 91362
(Address of principal executive offices)

        Registrant's telephone number including area code: (818) 874-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, No Par Value	New York Stock Exchange, Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 2002 was approximately $1,310,983,411.

        The number of shares of Common Stock outstanding as of March 22, 2002 was 55,949,411.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's annual report to stockholders for the fiscal year ended December 29, 2001 are incorporated by reference into Part II.

        Portions of the registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III.

DOLE FOOD COMPANY, INC.
FORM 10-K
FISCAL YEAR ENDED DECEMBER 29, 2001

PART I

ITEM 1.    BUSINESS

Dole Food Company, Inc. was founded in Hawaii in 1851 and was incorporated under the laws of Hawaii in 1894. Dole reincorporated as a Delaware corporation in July 2001. Unless the context otherwise requires, Dole Food Company, Inc. and its consolidated subsidiaries are referred to herein as "Dole."

        Dole's principal executive offices are located at One Dole Drive, Westlake Village, California 91362, telephone (818) 874-4000. During fiscal year 2001, Dole had, on average, the equivalent of approximately 59,000 full-time employees worldwide. Dole is the world's largest producer and marketer of high-quality fresh fruit, fresh vegetables and fresh-cut flowers, and markets a growing line of packaged foods.

        Dole's operations are described below. For detailed financial information with respect to Dole's business and its operations, see Dole's Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, which are incorporated by reference in this report.

  General

        Dole is engaged in the worldwide sourcing, growing, processing, distributing and marketing of high quality fresh produce, packaged foods and fresh-cut flowers. Dole provides wholesale, retail and institutional customers with products that are produced and given added value through research, agricultural assistance and advanced harvesting, processing, packing, cooling, shipping, distribution and marketing techniques and that bear the DOLE® trademarks.

        Dole is one of the world's largest producers of bananas and pineapples. Dole is also a major marketer of citrus and table grapes worldwide and an industry leader in canned pineapple products, iceberg lettuce, celery, cauliflower, broccoli and in fresh-cut fruits, salads and fresh pre-cut vegetables.

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

        Dole utilizes product quality, food safety, brand recognition, competitive pricing, customer service and consumer marketing programs to enhance its position within the highly competitive food industry. Consumer and institutional recognition of the DOLE trademarks and related brands and the association of these brands with high quality food products contribute significantly to Dole's ability to compete in the markets for fresh fruit and vegetables, packaged foods, pineapple juice and juice blends. Dole owns these trademarks in the United States, Canada and in other countries in which it conducts business and regards them as important corporate assets with high recognition and acceptance.

  Products

        Dole sources, distributes and markets fresh fruit products, including bananas, pineapples, table grapes, apples, pears, stone fruit, oranges, grapefruit, lemons, mangoes, kiwi, tangelos, melons, cherries, strawberries, raspberries, cranberries and other tropical, deciduous and citrus fruits.

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

        Dole's fresh fruit and vegetable products and its consumer dried fruit and nut products are marketed under the DOLE brand, under other brand names owned by Dole, and, in limited cases, under private labels.

        Dole produces and markets packaged food products, including sliced, chunk, tidbit and crushed pineapple, tropical fruit salad, mandarin oranges and pineapple juice in cans. Dole also produces and markets tropical fruits, pineapple tidbits, mixed fruit and diced peaches in FRUIT BOWLS® and a line of FRUIT-N-GEL BOWLS™, each in single-serve plastic bowls and cups.

        Dole grows, harvests, distributes and markets more than 40 kinds of fresh-cut flowers, including roses, spray roses, carnations, miniature carnations, pompons and standard chrysanthemums, among others.

        Dole's products are marketed through more than 50 direct selling offices in North America, approximately 50 in Europe and 12 in Asia.

  North America

        Dole distributes and markets DOLE fresh fruits and vegetables, and packaged food products, including processed pineapple, canned pineapple juices and pineapple juice blend beverages, raisins, prunes and dates in North America.

        Dole markets, in North America, bananas and pineapples grown in Latin America, table grapes and apricots grown in the United States, table grapes, stone fruit, apples and pears grown in Chile and South Africa and citrus fruit grown in Latin America, South Africa and Spain, as well as other deciduous and tropical fruit grown in Latin America and Mexico. Dole markets fresh pineapple grown in Hawaii, Costa Rica, Honduras and Ecuador. These products are sold primarily to retail chains and wholesalers, which in turn resell or distribute them to retail food stores.

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

        In 2001, and in 2002 through the date of this Form 10-K, Dole exited the business of growing, distributing and marketing apples and pears grown in North America. Dole has sold orchard properties and packinghouses in the State of Washington. Dole retains for sale a packinghouse in Chelan, Washington and a cold-storage facility in each of Chelan and Pateros, Washington. Dole also has sold approximately 1,100 acres of land in California on which table grapes and stone fruit had been grown.

        Dole has an agreement with Ice Cream Partners USA, LLC, pursuant to which Dole has licensed to Nestle its rights to market and manufacture processed products in key segments of the frozen novelty business in the United States and certain other countries, including FRUIT 'N JUICE® and SORBET 'N CREAM® bars. DOLEWHIP®, a soft-serve, non-dairy dessert, is manufactured and marketed by Precision Foods, Inc. under license from Dole. Dole also markets DOLE canned pineapple juice and pineapple juice blend beverages. In connection with the sale of the majority of its juice business to Tropicana Products, Inc. in May of 1995, Dole received cash payments up front and granted to Tropicana a license, requiring no additional future royalty payments, to use certain trademarks.

        Dole is the largest grower of fresh-cut flowers in the world and one of the largest importers and marketers of fresh-cut flowers in the United States. Flowers grown in Colombia, Ecuador and Mexico on

Dole-owned land or through independent growers are imported and marketed by Dole primarily to wholesale florists and supermarkets.

  Latin America

        Dole grows and sources from independent growers and transports bananas grown primarily in Colombia, Costa Rica, Ecuador, Guatemala and Honduras for markets principally in North America, Europe, the Mediterranean and selected Asian markets.

        Fresh pineapples destined for the North American and Western European markets are grown by Dole Latin America on owned plantations in Costa Rica, Ecuador and Honduras and sourced from independent producers, primarily in Costa Rica.

        Dole sources table grapes, apples, pears and other deciduous fruit from Chile, and melons from Costa Rica, the Dominican Republic and Honduras, primarily for markets in North America and/or Western Europe. Dole owns a majority interest in an edible oils refinery, a laundry soap factory, a palm oil extraction operation and a palm oil plantation in Honduras.

        Dole produces value-added vegetable products, such as iceberg lettuce-based salad mixes, specialty lettuce salads, complete Caesar salads, broccoli florets, cauliflower florets and other products for markets in Latin America.

        In November 2001, Dole disposed of its 97% of the capital stock of a Honduran corporation principally engaged in the beverage business in Honduras, Cerveceria Hondurena S.A. (the "Honduran beverage business"). The disposition was accomplished by means of a stock exchange transaction with a subsidiary of South African Breweries, plc. Subsequent to the stock exchange transaction, Dole received $537 million of cash. The proceeds from the divestiture have been used primarily to pay down debt.

  Asia

        Dole sources bananas, fresh pineapples, asparagus, mangoes, papaya and other fruits and vegetables from the Philippines, Thailand and Ecuador, and transports them to markets principally in Asia, Australasia and the Middle East. It also sources citrus fruit, deciduous fruit and vegetables, such as asparagus, broccoli, tomatoes, cabbage and lettuce from North America, Australia, New Zealand, China, Korea, South Africa, Chile and other parts of the world to distribute in Asian markets, primarily Japan. In Japan, Dole also distributes domestically-sourced fruits, vegetables and value-added products such as pre-cut fruits, vegetables and salads.

        Dole operates 13 fresh-cut fruit and vegetable distribution centers in Japan through joint ventures with local distributors; Dole also operates additional distribution facilities in the Philippines and Hong Kong. In China, Dole operates a fruit and vegetable processing and distribution facility in Shanghai. Formerly a joint venture, Dole purchased its joint venture partner's interest in this facility in February 2001. Dole also owns a vegetable processing facility in Qingdao, China that produces value-added vegetable products for the Chinese and Japanese markets.

        Dole's Worldwide Packaged Food Division operates three canneries in Asia: two in Thailand and one in the Philippines. These canneries supply North America, Europe, Asia, Australia and the Middle East. These canneries have significantly expanded their operations into diversified products, including plastic cups and pouches. The pineapples used at these canneries are sourced from a large Dole-operated plantation and independent growers in the Philippines and primarily from independent growers in Thailand.

        Snow Dole Co., Ltd., a joint venture of Dole and Snow Brand Milk Products Co., Ltd. of Japan, processes and distributes frozen desserts, canned pineapple and other processed foods in Japan. Dole granted to Snow Dole Co., Ltd. a license to use certain trademarks, including DOLE, in the joint venture business.

  Europe

        Dole is a major marketer and importer of bananas and other fresh fruits, dried fruits, nuts and canned fruits in Europe and the Near East. Dole sources bananas from Latin America, Cameroon, the Ivory Coast, Guadalupe, Martinique, Jamaica and the Canary Islands.

        Dole operates regional banana ripening facilities in France, Italy, Germany, Spain and Belgium. It is a partner in the largest French banana and pineapple producer and is a minority partner in a banana export company in Guadelupe. Dole is a minority partner with the Jamaican Producer Group (the largest banana producer in Jamaica) in Jamaican Producers Fruit Distributors Ltd. in the United Kingdom. This banana ripening and fruit distribution company distributes fresh fruits and bananas under the DOLE brand, as well as Jamaican bananas, fruits and vegetables direct to retail stores in the United Kingdom.

        Dole is the majority partner with the Livorno Stevedore Company C.I.L.P., in a major port discharge and distribution facility in the Italian port of Livorno. Dole owns and operates a banana ripening and fresh fruit distribution facility near Istanbul, Turkey.

        Dole owns 60% of Saba Trading AB in Sweden. Saba is Scandinavia's leading importer and distributor of fruit, vegetables and flowers, with imports from more than 60 countries. Saba has a wholly owned subsidiary in the Netherlands that is one of Europe's largest exotic fruit import and distribution companies.

        Dole licenses the DOLE trademark and salad processing technology to a subsidiary of Bama Industrier A.S., Dole's primary customer for fresh produce in Norway.

        Dole owns 91% of and operates Pascual Hermanos, S.A., a Spanish public company and a major Spanish vegetable and citrus producer and exporter. Dole is pursuing the sale of its interest in Pascual Hermanos, S.A. and other non-core businesses in Europe.

        Dole is a major exporter of deciduous and citrus fruit from South Africa to Europe.

        Dole owns and operates a European dried fruit and nut business which sources products from around the world for processing and packaging in France and distribution in France and other European markets.

  Research and Development

        Dole's research and development programs concentrate on sustaining the productivity of Dole's agricultural lands, food safety, product quality of existing products and the development of new value-added products, as well as agricultural research and packaging design. Agricultural research is directed toward sustaining and improving product yields and product quality by examining and improving agricultural practices in all phases of production (such as development of specifically adapted plant varieties, land preparation, fertilization, cultural practices, pest and disease control, post-harvesting, handling, packing and shipping procedures), and includes on-site technical services and the implementation and monitoring of recommended agricultural practices. Research efforts are also directed towards integrated pest management and biological pest control. Specialized machinery is developed for various phases of agricultural production and packaging that reduces labor costs, improves productivity and efficiency and increases product quality. Agricultural research is conducted at field facilities primarily in California, Hawaii, Latin America and Asia. Dole also sponsors research related to environmental improvements and the protection of worker and community health.

  Worldwide Operations

        Dole has significant owned and operated food sourcing and related operations in Chile, Colombia, Costa Rica, Ecuador, Guatemala, Honduras, the Philippines, Thailand and the United States. Dole also sources food products in Algeria, Argentina, Australia, Brazil, Cameroon, China, Greece, Italy, Ivory Coast, Mexico, New Zealand, Peru, South Africa, South Korea, Spain, Syria, Tunisia and Turkey. Significant volumes of Dole's fresh fruit and packaged products are marketed in Canada, Western Europe, Japan and the United States, with lesser volumes marketed in Australia, China, Hong Kong, New Zealand,

Russia, South Korea and certain other countries in Asia, Eastern Europe, Scandinavia, the Middle East and Central and South America.

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

        The European Union ("EU") maintains banana regulations that impose quotas and tariffs on bananas. In April 2001, the EU reached agreements with the United States and Ecuador to implement a tariff-only import system no later than January 1, 2006. In the interim period beginning July 1, 2001, European companies that operated and bought bananas and sold them into the EU market during the years 1994-1996 are eligible for banana import licenses. Dole's earnings have not been negatively impacted by the new interim regime, and it believes the ongoing impact of this regime will not be dilutive to its current earnings levels.

        Exports of Dole's products to certain countries or regions, particularly China, Japan, New Zealand, Russia, South Korea, Taiwan and the Middle East, are subject to various restrictions that may be increased or reduced in response to international economic, currency and political factors, thus affecting Dole's ability to compete in these markets.

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

        Compliance with these foreign and domestic laws and related regulations is an ongoing process that is not currently expected to have a material effect on Dole's capital expenditures, earnings or competitive position. Environmental concerns are, however, inherent in most major agricultural operations, including those conducted by Dole, and there can be no assurance that the cost of compliance with environmental laws and regulations will not be material. Moreover, it is possible that future developments, such as increasingly strict environmental laws and enforcement policies thereunder, and further restrictions on the use of agricultural chemicals, could result in increased compliance costs.

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

  Competition and Other Factors

        The markets for all of Dole's products are highly competitive. Dole sources products of high quality and seeks to distribute them in worldwide markets on a timely basis. Dole's competitors in the fresh fruit business include a limited number of large international food companies, as well as a large number of smaller independent food companies, grower cooperatives and foreign government-sponsored producers, which have intensified competition in recent years. With respect to vegetables, a limited number of grower-shippers in the United States and Mexico supply a significant portion of the domestic fresh vegetable market. However, numerous smaller independent distributors also compete with Dole in the market for fresh vegetables. With respect to packaged foods, Dole competes against a few large companies, as well as a substantial number of small foreign competitors and independent canners. With respect to fresh-cut flowers, Dole competes with a limited number of larger companies and many smaller independent suppliers.

        Dole's earnings are sensitive to fluctuations in the volatile market prices for its products. Excess supplies often cause severe price competition. Growing conditions in various parts of the world, particularly weather conditions such as floods, droughts and freezes, and diseases and pests are primary factors affecting market prices because of their influence on the supply and quality of product. Other factors affecting Dole's operations include the seasonality of its supplies, the ability to process products during critical harvest periods, the timing and effects of ripening, the degree of perishability, the effectiveness of worldwide distribution systems, the terms of various federal and state marketing orders, total worldwide industry volumes, the seasonality of consumer demand, foreign currency exchange fluctuations, foreign importation restrictions and foreign political risks. In addition, supply and pricing issues with respect to electrical power in California and other western states could materially affect Dole's operations or earnings in the future, although they did not do so in fiscal year 2001.

  Forward Looking Statements

        This filing contains forward-looking statements that involve a number of risks and uncertainties. Forward looking statements, which are based on management's assumptions and describe Dole's future plans, strategies and expectations, are generally identifiable by the use of terms such as "anticipate," "expect," "intend," "will," "believe" or similar expressions. The potential risks and uncertainties that could cause Dole's actual results to differ materially from those expressed or implied herein include weather-related phenomena; market responses to industry volume pressures; product and raw materials supplies and pricing; supply and pricing of electrical power; changes in interest and currency exchange rates; economic crises in developing countries; international conflict; quotas, tariffs and other governmental actions; and the ability of Dole and its European customers and suppliers to complete euro conversion efforts.

ITEM 2.    PROPERTIES

Dole maintains executive offices in Westlake Village, which are leased from a third party. Dole's various divisions also maintain offices in Salinas, California and Miami, Florida, which are owned by Dole. Dole owns its Latin American regional headquarters building in San Jose, Costa Rica, as well as offices in

Bogota/Santa Marta, Colombia and La Ceiba, Honduras. Dole also maintains offices in Chile, Costa Rica and Ecuador, which are leased from third parties. Dole maintains its European headquarters in Paris, France and regional offices in Antwerp, Belgium, Athens, Greece, Hamburg, Germany, Milan, Italy, Stockholm, Sweden and Murcia, Spain, which are leased from third parties. It owns its offices in Madrid, Spain and Rungis, France. Dole maintains offices in Japan, the People's Republic of China, the Philippines, Thailand, Hong Kong and Korea, which are leased from third parties. The inability to renew any of the above office leases by Dole would not have a material adverse effect on Dole's operating results. Dole believes that its property and equipment are generally well maintained, in good operating condition and adequate for their present needs.

        The following is a description of Dole's significant properties.

  North America

        Dole's Hawaii pineapple operations for the fresh produce market are located on the island of Oahu and total approximately 8,000 acres, 6,500 of which are owned by Dole and the remainder of which are leased.

        Domestic table grapes are sourced from approximately 2,300 acres on three Dole-owned vineyards in the San Joaquin Valley. Domestic table grapes are cooled in a Dole-owned facility in the San Joaquin Valley. Dole produces stone fruit on approximately 60 acres of Dole-owned property in the San Joaquin Valley.

        Dole owns approximately 1,400 acres of farmland in California and Arizona, and leases approximately 12,000 acres of farmland in California and another 4,000 acres in Arizona in connection with Dole's vegetable operations. The majority of this acreage is farmed under joint growing arrangements with independent growers, while the remainder is farmed by Dole. Dole owns cooling, packing and shipping facilities in Yuma, Arizona and the following California cities: Marina, Gonzales and Huron. Additionally, Dole has partnership interests in facilities in Yuma, Arizona and Salinas, California, and leases facilities in Oxnard, California. Dole owns and operates state-of-the-art, value-added processing plants in Yuma, Arizona, Soledad, California and Springfield, Ohio.

        Dole produces almonds from approximately 300 acres, pistachios from approximately 2,000 acres and olives from approximately 900 acres on orchards in the San Joaquin Valley through agricultural partnerships in which Dole has an interest.

        Dole holds for sale a packinghouse in Chelan, Washington and a cold-storage facility in each Chelan and Pateros, Washington.

        In December 2001, Dole's Florida-based fresh-cut flowers distribution operation moved into a new 328,000 square foot building, which is owned. Approximately 200,000 square feet of this facility is refrigerated. Dole's fresh-cut flowers group also operates another cooling and distribution facility in the Miami area, which is owned. It also operates leased facilities in Dallas, Texas and Los Angeles, California.

  Latin America

        Dole produces bananas directly from Dole-owned plantations in Costa Rica, Colombia, Ecuador and Honduras as well as through associated producers or independent growing arrangements in those countries and others, including Guatemala. Dole owns approximately 2,200 acres in Colombia, 28,140 acres in Costa Rica, 2,000 acres in Ecuador and 18,240 acres in Honduras, all related to banana production, although some of the acreage is not presently under production. During fiscal year 2000, Dole held a 62% interest in a company that produces bananas on approximately 7,200 acres and operates two corrugated box plants in Colombia, one wholly owned and the other 50% owned by Dole. This joint venture arrangement was terminated on January 1, 2001, with Dole and the other joint venturer each retaining the assets it originally contributed to the joint venture. Dole owns a 50% interest in a Guatemala banana producer which owns or controls approximately 9,600 acres in that country. Dole's Honduran plantations sustained damage in varying degrees of severity as a result of Hurricane Mitch in 1998 and have required significant rehabilitation, which is substantially complete.

        Dole owns approximately 5,000 acres of land in Honduras, 3,000 acres of land in Costa Rica and 1,700 acres of land in Ecuador, all related to pineapple production, although some of the acreage is not presently under production. The pineapple is grown primarily for the fresh produce market. Dole owns a juice concentrate plant in Honduras for pineapple and citrus. Coconuts are produced on approximately 1,200 acres of owned land in Honduras.

        Dole grows grapes, stone fruit, kiwi and pears on approximately 4,075 Dole-owned acres in Chile. Dole owns and operates 11 packing and cold storage facilities, a corrugated box plant and a wooden box plant in Chile. It also operates a fresh-cut salad plant and a small local fruit distribution company in Chile.

        Dole also owns and operates corrugated box plants in Colombia, Costa Rica, Ecuador and Honduras and a value-added vegetable plant in Costa Rica.

        Dole's operations in Honduras include a majority interest in an edible oils refinery, a laundry soap factory, a palm oil extraction operation and approximately 3,800 acres of palm oil plantation. These assets sustained damage in varying degrees of severity due to Hurricane Mitch but have now been successfully rehabilitated.

        Dole Latin America operates a fleet of seven refrigerated container ships, of which four are Dole-owned, two bareboat chartered and one long-term time chartered. In addition, Dole Latin America operates a fleet of fourteen breakbulk refrigerated ships of which nine are Dole-owned and five are long-term time chartered. Dole also covers part of its requirements under contracts of affreightment with existing liner services and occasionally charters vessels for short periods on a time or voyage basis as and when required. Dole owns or leases approximately 12,000 refrigerated containers, 4,800 chassis and 3,500 generator sets.

        Dole produces flowers on approximately 1,900 acres in Colombia, Ecuador and Mexico. Dole owns and operates packing and cooling facilities at each of its flower farms and leases a facility in Bogota, Colombia for making bouquets.

  Asia

        Dole operates a pineapple plantation of approximately 24,000 leased acres in the Philippines. Approximately 17,000 acres of the plantation are leased to Dole by a cooperative of Dole employees that acquired the land pursuant to agrarian reform law. The remaining 7,000 acres are leased from individual land owners. A cannery, freezer, juice concentrate plant, a box forming plant and a can manufacturing plant, each owned by Dole, are located at or near the pineapple plantation.

        Dole owns and operates a multi-fruit cannery, can manufacturing plant and juice concentrate plant located in central Thailand and a second multi-fruit cannery in southern Thailand. Through a subsidiary in Thailand controlled by Dole, Dole grows pineapple on approximately 3,900 acres of leased land and purchases additional supplies of pineapple in Thailand on the open market.

        Dole operates 13 fresh-cut fruit and vegetable distribution facilities in Japan through joint ventures with local distributors. Three of the distribution centers are located in Tokyo. Through independent growing arrangements, Dole sources products from over 1,200 Japanese farmers. Dole owns a produce processing and distribution center in Shanghai, China and owns a vegetable processing facility in Qingdao, China that produces value-added vegetable products for the Chinese and Japanese markets.

        Dole produces bananas and asparagus from leased lands in the Philippines and also sources bananas through associated producers or independent growing arrangements in the Philippines. A plastic extruding plant and a box forming plant, both owned by Dole, are located near the banana plantations. Dole also operates banana ripening and distribution centers in Hong Kong and the Philippines.

  Europe

        Dole operates 12 banana ripening, produce and flower distribution centers in Sweden, nine in France, five in Spain, three in Italy, one in Belgium and two in Germany; with the exception of two owned facilities in Sweden, six owned facilities in France, three owned facilities in Spain and one owned facility in Italy, these facilities are leased. Dole owns and operates one distribution center in the Netherlands, which specializes in the distribution of exotic fruits throughout Europe. Dole has a minority interest in a French company that owns a majority interest in banana and pineapple plantations in Cameroon and the Ivory Coast. Dole owns a minority interest in a banana ripening and fruit distribution company with four facilities in the United Kingdom. Dole is the majority owner in a company operating a port terminal and distribution facility in Livorno, Italy. Dole owns a banana ripening and fruit distribution facility near Istanbul, Turkey.

        Dole owns and operates one citrus packing house and three lettuce packing houses in Spain. Dole also owns and operates approximately 520 acres of greenhouses and grows lettuce, tomatoes and citrus fruit on approximately 3,600 acres in Spain. It leases its offices in Murcia, Spain.

        In France, Dole owns a dried fruit and nut processing, packaging and warehousing facility in Vitrolles, a date processing and packing plant in Marseille and a prune processing and packaging plant in Agen.

ITEM 3.    LEGAL PROCEEDINGS

In Dole's Form 10-Q for the quarter ended October 7, 2000, Dole described certain lawsuits that had been filed in Texas, Louisiana, Mississippi and Hawaii against Dole, several of its competitors and some of the manufacturers of a formerly widely used agricultural chemical called DBCP. In these lawsuits, a large number of foreign nationals allege personal injuries caused by contact with DBCP. The plaintiffs claim that during the 1960's and 1970's they were employees of Dole subsidiaries, competitors and independent local growers. All cases were removed to federal court and most have been dismissed on the grounds that the plaintiffs' home countries are the more appropriate forums for the claims. The dismissed cases are on appeal. As a result of these rulings, a large number of foreign nationals have brought similar suits relating to the use of DBCP by Dole's subsidiaries and others in their home countries. Such lawsuits are currently pending in the Philippines, Nicaragua, Costa Rica and Ecuador. In addition, Dole, several of its competitors and the manufacturers of DBCP are defending a lawsuit filed in Hawaii state court brought by local residents, in which the plaintiffs seek damages caused by alleged contamination of water wells. As to all such matters, Dole has denied liability and asserted substantial defenses. In the opinion of management, after consultation with legal counsel, the pending lawsuits are not expected to have a material adverse effect on Dole's financial condition or results of operations.

        Dole is involved from time to time in various claims and legal actions incidental to its operations, both as plaintiff and defendant. In the opinion of management, after consultation with outside counsel, none of the claims or actions to which Dole is a party is expected to have a material adverse effect on Dole's financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal quarter ended December 29, 2001.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Dole's common stock is traded on the New York Stock Exchange and the Pacific Exchange. As of March 28, 2002, there were approximately 9,266 holders of record of the Company's common stock. Additional information required by Item 5 is contained in Note 11 on pages 49 and 50 and in Note 18 on Page 54 of Dole's 2001 Annual Report, which is incorporated herein by reference and attached as Exhibit 13.1 to this Form 10-K.

ITEM 6.    SELECTED FINANCIAL DATA

There is hereby incorporated by reference the information appearing under the caption "Results of Operations and Selected Financial Data" on page 27 of Dole's 2001 Annual Report, attached as Exhibit 13.1 to this Form 10-K.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

There is hereby incorporated by reference the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 28 through 36 of Dole's 2001 Annual Report, attached as Exhibit 13.1 to this Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is hereby incorporated by reference the information appearing under the caption "Market Risk" on pages 35 and 36 of Dole's 2001 Annual Report, attached as Exhibit 13.1 to this Form 10-K.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

There is hereby incorporated by reference the information appearing on pages 37 through 54 in Dole's 2001 Annual Report, attached as Exhibit 13.1 to this Form 10-K. See also Item 14 of this Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in Dole's independent public accountants for the 2001 and 2000 fiscal years nor have there been any disagreements with Dole's independent public accountants on accounting principles or practices for financial statement disclosures.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is hereby incorporated by reference the information regarding Dole's directors to appear under the caption "Election of Directors" in Dole's definitive proxy statement for its 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement").

        Below is a list of the names and ages of all executive officers of Dole as of March 27, 2002, indicating their positions with Dole and their principal occupations during the past five years. The current terms of the executive officers will expire at the next organizational meeting of Dole's Board of Directors or at such time as their successors are elected.

Name and	Age	Positions with Dole and Subsidiaries and Five-Year Employment History
David H. Murdock	(78)	Chairman of the Board, Chief Executive Officer and Director of Dole since July 1985. Chairman of the Board, Chief Executive Officer and Director of Castle & Cooke, Inc., a Hawaii corporation, since October 1995 (indirectly wholly-owned by Mr. Murdock since September 2000). Since June 1982, Chairman of the Board and Chief Executive Officer of Flexi-Van Leasing, Inc., a Delaware corporation wholly-owned by Mr. Murdock. Sole owner and developer of the Sherwood Country Club in Ventura County, California, and numerous other real estate developments; also sole stockholder of numerous corporations engaged in a variety of business ventures and in the manufacture of textile-related products and industrial and building products.
Gil Borok	(34)
		Vice President, Controller and Chief Accounting Officer of Dole since June 2001. Controller and Chief Accounting Officer of Dole since August 1999. Assistant Controller of Dole from August 1998 to August 1999. Manager of Corporate Reporting for Dole from December 1997 to August 1998. Manager, Arthur Andersen LLP from May 1997 to December 1997. Senior Accountant, Arthur Andersen LLP from December 1994 to May 1997.
C. Michael Carter	(58)
		Vice President, General Counsel and Corporate Secretary of Dole since October 2000. Executive Vice President, General Counsel and Corporate Secretary of Pinkerton's, Inc. from September 1994 to July 1999.
Michael J. Cavallero	(55)
		President, Dole North America Tropical Fresh Fruit since March 2001. Vice President of Sales and Marketing for Dole Fresh Fruit Company from May 1992 to March 2001. Vice President of Sales for Dole Fresh Vegetables from August 1986 to May 1992.
George R. Horne	(65)	Vice President, Administration and Support Operations of Dole since April 2001; Vice President—Human Resources of Dole since February 1986. Vice President of Dole since October 1982.
Kenneth J. Kay	(46)
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
Lawrence A. Kern	(54)
		President and Chief Operating Officer and Director of Dole since February 2001. President of Dole Fresh Vegetables, Inc. from January 2000 to February 2001 and from January 1993 to December 1999. President and Chief Operating Officer of Apio, Inc. from December 1999 to January 2000.

Peter M. Nolan	(59)
		President, Dole Worldwide Packaged Foods since July 2001. President, Dole North America Operations from January 2000 to July 2001. President of Dole Packaged Foods Company since February 1995. Senior Vice President, Sales and Marketing of Dole Packaged Foods from August 1994 to February 1995. Senior Vice President, Sales and Marketing for Dole Fresh Fruit and Vegetables, North America Division, from October 1992 to August 1994.
Beth Potillo	(42)
		Treasurer of Dole since November 1998. Assistant Treasurer of Dole from July 1997 to November 1998. Manager of Corporate Finance from July 1995 to July 1997. Manager of Financial Planning from January 1995 to July 1995.
Eric M. Schwartz	(43)
		President—Dole Worldwide Vegetables since March 2001. Senior Vice President, Operations of Dole Fresh Vegetables from April 2000 to March 2001. Vice President, Manufacturing of Dole Fresh Vegetables from January 1998 to March 2000. General Operations Manager of Townsend Culinary, Inc. from January 1997 to January 1998. Plant Manager, Earthgrains, Inc. from February 1996 to January 1997. Director of Manufacturing, Value Added Products of Dole Fresh Vegetables from December 1994 to January 1996.
Roberta Wieman	(57)
		Vice President of Dole since February 1995. Executive Assistant to the Chairman of the Board and Chief Executive Officer from November 1991 to February 1995. Executive Vice President of Castle & Cooke, Inc. from August 2001; Vice President and Corporate Secretary of Castle & Cooke, Inc. from April 1996 to August 2001; and Corporate Secretary of Castle & Cooke, Inc. from April 1996. Director of Flexi-Van Leasing, Inc. (which is wholly-owned by Mr. Murdock) since August 1996 and Assistant Secretary thereof for more than 5 years.

ITEM 11.    EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information to appear under the captions "Remuneration of Directors" and "Compensation of Executive Officers" in the 2002 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is hereby incorporated by reference the information with respect to security ownership to appear under the captions "General Information" and "Ownership of Common Stock" in the 2002 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information to appear under the caption "Certain Transactions" in the 2002 Proxy Statement.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)    1. Financial Statements: The following consolidated financial statements are included in the Dole Annual Report and are incorporated herein by reference.

Annual Report Page
Report of Independent Public Accountants	54
Consolidated Statements of Income—fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000	37
Consolidated Balance Sheets—December 29, 2001 and December 30, 2000	38
Consolidated Statements of Cash Flows—fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000	39
Notes to Consolidated Financial Statements	40-54

                2. Financial Statement Schedules: The following financial statement schedules are included herein.

Form 10-K Page
Independent Public Accountants' Report on Financial Statement Schedule	F-1
Valuation and Qualifying Accounts	F-2

        All other schedules are omitted because they are not applicable, not required or the information is included elsewhere in the financial statements or notes thereto.

                3. Exhibits:

Exhibit No.
3.1	Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to Dole's Quarterly Report on Form 10-Q for the quarter ended October 6, 2001, File No. 1-4455.
3.2	By-Laws. Incorporated by reference to Exhibit 3.2 to Dole's Quarterly Report on Form 10-Q for the quarter ended October 6, 2001, File No. 1-4455.
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
4.8
$250 Million Credit Agreement dated as of July 11, 2000 among Dole Food Company, Inc., Dole Fresh Fruit International, Limited and Solvest, Ltd., as Borrowers, the Lenders listed therein, as Lenders, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, Bank of America, N.A., as Administrative Agent, Commerzbank AG, as Syndication Agent, The Bank Of Nova Scotia, as Documentation Agent, and Cobank, ACB and Cooperatieve Centrale Raiffeisen—Boerenleenbank B.A., "Rabobank Nederland," New York Branch, as Co-Agents. Incorporated by reference to Exhibit 4 to Dole's Quarterly Report on Form 10-Q for the quarter ended June 17, 2000, File No. 1-4455. The Credit Agreement was amended and restated as of August 24, 2001; the Amended and Restated Credit Agreement is incorporated by reference to Exhibit 4.9 to Dole's Quarterly Report on Form 10-Q for the quarter ended October 6, 2001, File No. 1-4455.
10.1
Dole's 1991 Stock Option and Award Plan, as amended through July 31, 1997. Incorporated by reference to Exhibit 10.2 to Dole's Quarterly Report on Form 10-Q for the fiscal quarter ended October 4, 1997, File No. 1-4455. This Plan was amended on March 22, 2001; the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No 1-4455.
10.2
Dole's 1982 Stock Option and Award Plan, as amended through July 31, 1997. Incorporated by reference to Exhibit 10.1 to Dole's Quarterly Report on Form 10-Q for the fiscal quarter ended October 4, 1997, File No. 1-4455. This Plan was amended on March 22, 2001; the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No 1-4455.
10.3
Dole's Supplementary Executive Retirement Plan (effective January 1, 1989), First Restatement. Incorporated by reference to Exhibit 10(c) to Dole's Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-4455. This Plan was amended on March 22, 2001; the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No 1-4455.

10.4
Dole's 1998 Combined Annual and Long-Term Incentive Plan for Executive Officers. Incorporated by reference to Exhibit 10 to Dole's Quarterly Report on Form 10-Q for the fiscal quarter ended June 20, 1998, File No. 1-4455. This Plan was amended on March 22, 2001; the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No 1-4455.
10.5
Dole's Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.9 to Dole's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-4455. This Plan was amended on March 22, 2001; the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No 1-4455.
10.6
Dole's 1996 Non-Employee Directors Deferred Stock and Cash Compensation Plan, as amended effective October 9, 1998. Incorporated by reference to Exhibit 10.1 to Dole's Quarterly Report on Form 10-Q for the fiscal quarter ended October 10, 1998, File No. 1-4455. This Plan was amended on March 22, 2001; the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No 1-4455.
10.7
Dole's Stock Ownership Enhancement Program, as effective July 31, 1997. Incorporated by reference to Exhibit 10.4 to Dole's Quarterly Report on Form 10-Q for the fiscal quarter ended October 4, 1997, File No. 1-4455.
10.8
Dole's 1995 Non-Employee Directors Stock Option Plan. Incorporated by reference to Exhibit 4.1 to Dole's Registration Statement on Form S-8 filed on June 28, 1995, Registration No. 33-60641. This Plan was amended on March 22, 2001; the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No 1-4455.
10.9
Consulting Agreement dated as of December 16, 1999 between Dole Food Company, Inc. and Lawrence A. Kern. Incorporated by reference to Exhibit 10.9 to Dole's Annual Report on Form 10-K for the fiscal year ended January 1, 2000, File No. 1-4455.
10.10
Amendments to Dole Plans, adopted and effective March 22, 2001: 1991 Stock Option and Award Plan; 1982 Stock Option and Award Plan; Supplementary Executive Retirement Plan; 1998 Combined Annual and Long-Term Incentive Plan for Executive Officers; Executive Deferred Compensation Plan; 1996 Non-Employee Directors Deferred Stock and Cash Compensation Plan; and 1995 Non-Employee Directors Stock Option Plan. Incorporated by reference to Exhibit 10.10 to Dole's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455.
10.11	Dole's 2001 Stock Option and Award Plan, incorporated by reference to Appendix A to the Dole's Definitive Proxy Statement on Schedule 14A filed with the Commission on April 25, 2001, File No. 1-4455.
13.1†
Relevant sections of Dole's Annual Report to Stockholders for the Fiscal Year Ended December 29, 2001. (This Annual Report is furnished for information of the Commission and, except for those portions thereof that are expressly incorporated by reference herein, is not "filed as a part of this Form 10-K.")
21†	Subsidiaries of Dole Food Company, Inc.
23†	Consent of Arthur Andersen LLP.

99†	Letter with Respect to Work Performed by Arthur Andersen LLP

†
Filed herewith

(b)
Reports on Form 8-K:

        One current report on Form 8-K was filed by Dole during the last quarter of the year ended December 29, 2001. The Form 8-K was filed on December 13, 2001. It reported that on November 28, 2001, the registrant disposed of 97.098% of the capital stock of Cerveceria Hondurena S.A., a Honduran corporation principally engaged in the beverage business in Honduras ("CHSA" or the "Honduran beverage business"). Such interest in CHSA had been held by two subsidiaries of the registrant, and represented all of the capital stock of CHSA held by the registrant and its subsidiaries.

        The Form 8-K included an unaudited Pro Forma Consolidated Balance Sheet as of October 6, 2001 and unaudited Pro Forma Consolidated Statements of Operations for the year ended December 30, 2000 and for the three quarters ended October 6, 2001 and October 7, 2000. These unaudited pro forma financial statements were prepared by adjusting the historical financial position and results of continuing operations to reflect the registrant's Honduran beverage business as a discontinued operation. The Form 8-K stated that the historical results of operations of the Honduran beverage business up to its date of disposition would be reported as discontinued operations in the registrant's financial statements filed after the Form 8-K. The unaudited Pro Forma Consolidated Balance Sheet was prepared as if the disposition occurred on October 6, 2001, and the unaudited Pro Forma Consolidated Statements of Operations were prepared as if the disposition occurred on the first day of the respective periods presented.

        The Form 8-K also stated that:

    "The accompanying unaudited pro forma consolidated financial statements should be read in conjunction with the accompanying notes. The pro forma consolidated financial information is unaudited and is presented for illustration purposes only. The unaudited pro forma consolidated financial information is not necessarily indicative of the consolidated results of operations or financial position that would have existed had the disposition occurred on the dates specified, nor are they indicative of future results. These unaudited pro forma consolidated financial statements are based on, and should be read in conjunction with, the historical consolidated financial statements and related notes of Dole Food Company, Inc. (see Dole Food Company Inc.'s Annual Report on Form 10-K for 2000 and Quarterly Report on Form 10-Q for the quarter ended October 6, 2001)."

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2002	DOLE FOOD COMPANY, INC. Registrant
	By:	/s/ DAVID H. MURDOCK David H. Murdock Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID H. MURDOCK David H. Murdock	Chairman of the Board and Chief Executive Officer and Director	March 27, 2002
/s/ LAWRENCE A. KERN Lawrence A. Kern	President and Chief Operating Officer and Director	March 27, 2002
/s/ KENNETH J. KAY Kenneth J. Kay	Vice President and Chief Financial Officer	March 27, 2002
/s/ GIL BOROK Gil Borok	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 27, 2002
/s/ MIKE CURB Mike Curb	Director	March 27, 2002
/s/ DAVID A. DELORENZO David A. DeLorenzo	Director	March 27, 2002
/s/ E. ROLLAND DICKSON E. Rolland Dickson	Director	March 27,2002
/s/ RICHARD M. FERRY Richard M. Ferry	Director	March 27, 2002
/s/ LAWRENCE M. JOHNSON Lawrence M. Johnson	Director	March 27, 2002
/s/ ZOLTAN MERSZEI Zoltan Merszei	Director	March 27, 2002

EXHIBIT INDEX

Exhibit No.
3.1	Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to Dole's Quarterly Report on Form 10-Q for the quarter ended October 6, 2001, File No. 1-4455.
3.2	By-Laws. Incorporated by reference to Exhibit 3.2 to Dole's Quarterly Report on Form 10-Q for the quarter ended October 6, 2001, File No. 1-4455.
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
4.8
$250 Million Credit Agreement dated as of July 11, 2000 among Dole Food Company, Inc., Dole Fresh Fruit International, Limited and Solvest, Ltd., as Borrowers, the Lenders listed therein, as Lenders, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, Bank of America, N.A., as Administrative Agent, Commerzbank AG, as Syndication Agent, The Bank Of Nova Scotia, as Documentation Agent, and Cobank, ACB and Cooperatieve Centrale Raiffeisen—Boerenleenbank B.A., "Rabobank Nederland," New York Branch, as Co-Agents. Incorporated by reference to Exhibit 4 to Dole's Quarterly Report on Form 10-Q for the quarter ended June 17, 2000, File No. 1-4455. The Credit Agreement was amended and restated as of August 24, 2001; the Amended and Restated Credit Agreement is incorporated by reference to Exhibit 4.9 to Dole's Quarterly Report on Form 10-Q for the quarter ended October 6, 2001, File No. 1-4455.

10.1
Dole's 1991 Stock Option and Award Plan, as amended through July 31, 1997. Incorporated by reference to Exhibit 10.2 to Dole's Quarterly Report on Form 10-Q for the fiscal quarter ended October 4, 1997, File No. 1-4455. This Plan was amended on March 22, 2001; the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455.
10.2
Dole's 1982 Stock Option and Award Plan, as amended through July 31, 1997. Incorporated by reference to Exhibit 10.1 to Dole's Quarterly Report on Form 10-Q for the fiscal quarter ended October 4, 1997, File No. 1-4455. This Plan was amended on March 22, 2001; the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455.
10.3
Dole's Supplementary Executive Retirement Plan (effective January 1, 1989), First Restatement. Incorporated by reference to Exhibit 10(c) to Dole's Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-4455. This Plan was amended on March 22, 2001; the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455.
10.4
Dole's 1998 Combined Annual and Long-Term Incentive Plan for Executive Officers. Incorporated by reference to Exhibit 10 to Dole's Quarterly Report on Form 10-Q for the fiscal quarter ended June 20, 1998, File No. 1-4455. This Plan was amended on March 22, 2001; the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455.
10.5
Dole's Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.9 to Dole's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-4455. This Plan was amended on March 22, 2001; the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455.
10.6
Dole's 1996 Non-Employee Directors Deferred Stock and Cash Compensation Plan, as amended effective October 9, 1998. Incorporated by reference to Exhibit 10.1 to Dole's Quarterly Report on Form 10-Q for the fiscal quarter ended October 10, 1998, File No. 1-4455. This Plan was amended on March 22, 2001; the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455.
10.7
Dole's Stock Ownership Enhancement Program, as effective July 31, 1997. Incorporated by reference to Exhibit 10.4 to Dole's Quarterly Report on Form 10-Q for the fiscal quarter ended October 4, 1997, File No. 1-4455.
10.8
Dole's 1995 Non-Employee Directors Stock Option Plan. Incorporated by reference to Exhibit 4.1 to Dole's Registration Statement on Form S-8 filed on June 28, 1995, Registration No. 33-60641. This Plan was amended on March 22, 2001; the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455.
10.9
Consulting Agreement dated as of December 16, 1999 between Dole Food Company, Inc. and Lawrence A. Kern. Incorporated by reference to Exhibit 10.9 to Dole's Annual Report on Form 10-K for the fiscal year ended January 1, 2000, File No. 1-4455.

10.10
Amendments to Dole Plans, adopted and effective March 22, 2001: 1991 Stock Option and Award Plan; 1982 Stock Option and Award Plan; Supplementary Executive Retirement Plan; 1998 Combined Annual and Long-Term Incentive Plan for Executive Officers; Executive Deferred Compensation Plan; 1996 Non-Employee Directors Deferred Stock and Cash Compensation Plan; and 1995 Non-Employee Directors Stock Option Plan. Incorporated by reference to Exhibit 10.10 to Dole's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455.
10.11	Dole's 2001 Stock Option and Award Plan, incorporated by reference to Appendix A to the Dole's Definitive Proxy Statement on Schedule 14A filed with the Commission on April 25, 2001, File No. 1-4455.
13.1†
Relevant sections of Dole's Annual Report to Stockholders for the Fiscal Year Ended December 29, 2001. (This Annual Report is furnished for information of the Commission and, except for those portions thereof that are expressly incorporated by reference herein, is not "filed as a part of this Form 10-K.")
21†	Subsidiaries of Dole Food Company, Inc.
23†	Consent of Arthur Andersen LLP.
99†	Letter with Respect to Work Performed by Arthur Andersen LLP

†
Filed herewith

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Dole Food Company, Inc.:

        We have audited in accordance with generally accepted auditing standards in the United States, the consolidated financial statements of Dole Food Company, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated January 30, 2002. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the preceding index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Los Angeles, California
January 30, 2002

F-1

DOLE FOOD COMPANY, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions
(in thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts(B)	Deductions(A)	Balance at End of Year
Year Ended December 29, 2001
Allowance for doubtful accounts
Trade receivables	50,499	13,454	177	(10,002)	54,128
Notes and other current receivables	59,149	3,300	550	(27,796)	35,203
Long-term notes and other receivables	58,458	7,962	273	(6,399)	60,294
Year Ended December 30, 2000
Allowance for doubtful accounts
Trade receivables	48,625	9,522	(49)	(7,599)	50,499
Notes and other current receivables	48,442	7,579	5,913	(2,785)	59,149
Long-term notes and other receivables	49,763	14,990	(1,136)	(5,159)	58,458
Year Ended January 1, 2000
Allowance for doubtful accounts
Trade receivables	51,096	10,131	(2,490)	(10,112)	48,625
Notes and other current receivables	41,458	9,550	179	(2,745)	48,442
Long-term notes and other receivables	34,534	27,531	240	(12,542)	49,763

Note:

(A)
Write-off of uncollectible amounts and adjustments for business dispositions and reconfigurations

(B)
Purchase accounting and transfers among allowance accounts

F-2

QuickLinks

FORM 10-K
PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K