Form 10-Q
period 2002-03-23
DOLE FOOD COMPANY INC
filed 2002-05-07
CIK 18169

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 23, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 30, 2002
Common Stock, No Par Value	56,008,630

DOLE FOOD COMPANY, INC.
Index

		Page Number
Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Statements of Operations—Quarters Ended March 23, 2002 and March 24, 2001	3
	Consolidated Balance Sheets—March 23, 2002 and December 29, 2001	4
	Consolidated Statements of Cash Flows—Quarters Ended March 23, 2002 and March 24, 2001	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Part II.	Other Information
Item 6.	Exhibits and Reports on Form 8-K	15
	Signatures	16

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOLE FOOD COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per-share amounts)

	Quarter Ended
	March 23, 2002	March 24, 2001
Revenue	$1,059,415	$1,031,483
Cost of products sold	878,311	888,237

Gross margin	181,104	143,246
Selling, marketing and general and administrative expenses	84,501	80,658

Operating income	96,603	62,588
Interest income	2,148	1,197
Other expense—net	(1,456)	(855)

Earnings before interest and taxes	97,295	62,930
Interest expense	14,531	18,473

Income from continuing operations before income taxes	82,764	44,457
Income taxes	26,485	15,002

Income from continuing operations	56,279	29,455
Income from discontinued operations, net of income taxes	—	5,264

Net income	56,279	34,719

Earnings per common share—basic
Continuing operations	$1.01	$0.53
Discontinued operations	—	0.09

Net income	1.01	0.62

Earnings per common share—diluted
Continuing operations	$0.99	$0.53
Discontinued operations	—	0.09

Net income	0.99	0.62

Weighted average number of common shares outstanding—basic	55,945	55,888
Weighted average number of common shares outstanding—diluted	56,832	56,139

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 23, 2002	December 29, 2001
	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$284,848	$361,326
Receivables	638,246	531,923
Inventories
Finished products	181,499	157,776
Raw materials and work in progress	112,448	110,989
Crop growing costs	49,596	55,251
Operating supplies and other	63,728	62,083

	407,271	386,099
Prepaid expenses	46,315	46,430

Total current assets	1,376,680	1,325,778
Investments	84,697	81,061
Property, plant and equipment	917,462	905,824
Goodwill	255,946	255,946
Other assets	148,943	178,084

Total assets	2,783,728	2,746,693

Current liabilities
Notes payable	$17,866	$17,347
Current portion of long-term debt	7,865	9,792
Accounts payable and accrued liabilities	797,388	787,236

Total current liabilities	823,119	814,375
Long-term debt	806,919	816,124
Other long-term liabilities	342,051	348,146
Minority interests	34,140	32,018
Commitments and contingencies
Common shareholders' equity
Common stock	316,593	316,512
Additional paid-in capital	58,349	57,220
Retained earnings	486,187	446,689
Accumulated other comprehensive loss	(83,630)	(84,391)

Total common shareholders' equity	777,499	736,030

Total liabilities and equity	2,783,728	2,746,693

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Quarter Ended
	March 23, 2002	March 24, 2001
Operating activities
Net income	$56,279	$34,719
Less: Income from discontinued operations, net	—	5,264

Income from continuing operations	56,279	29,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,910	28,544
Provision for deferred income taxes	12,703	10,576
Cash portion of special charges not included in net income	(2,493)	(1,368)
Equity earnings, net of distributions	(2,681)	(1,585)
Other	(867)	4,447
Change in operating assets and liabilities, net of effects from acquisitions, dispositions and non-cash transactions:
Receivables	(113,692)	(54,465)
Inventories	(20,447)	2,559
Prepaid expenses and other assets	4,335	(18,156)
Accounts payable and accrued liabilities	(8,661)	(4,471)
Other	3,782	599

Cash flow used in operating activities of continuing operations	(49,832)	(3,865)
Cash flow provided by operating activities of discontinued operations	—	4,341

Cash flow (used in) provided by operating activities	(49,832)	476

Investing activities
Investments in available-for-sale securities	—	(26,238)
Proceeds from sales of assets	8,420	11,078
Capital additions	(16,637)	(16,862)
Investments and acquisitions, net of cash acquired	(511)	(2,000)

Cash flow used in investing activities of continuing operations	(8,728)	(34,022)
Cash flow used in investing activities of discontinued operations	—	(4,875)

Cash flow used in investing activities	(8,728)	(38,897)

Financing activities
Short-term debt repayments—net	(3,650)	(8,965)
Long-term debt (repayments) borrowings—net	(7,089)	53,552
Cash dividends paid	(8,389)	(5,585)
Issuance of common stock	1,210	85

Cash flow (used in) provided by financing activities of continuing operations	(17,918)	39,087
Cash flow provided by financing activities of discontinued operations	—	534

Cash flow (used in) provided by financing activities	(17,918)	39,621

(Decrease) increase in cash and cash equivalents	(76,478)	1,200
Cash and cash equivalents at beginning of period	361,326	25,151

Cash and cash equivalents at end of period	284,848	26,351

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.
In the opinion of management, the accompanying unaudited consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries ("the Company") include all adjustments necessary to present fairly the Company's financial position as of March 23, 2002 and December 29, 2001 (audited), its results of operations for the quarters ended March 23, 2002 and March 24, 2001 and its cash flows for the quarters then ended. For a summary of significant accounting policies used in the preparation of these financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of the Company's Annual Report on Form 10-K ("10-K") for the year ended December 29, 2001.

  Interim results are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full year. The Company's operations are sensitive to a number of factors including weather-related phenomena and their effects on industry volumes, prices, product quality and costs. Operations are also sensitive to fluctuations in currency exchange rates in both sourcing and selling locations. For additional information on market risks and related matters affecting the Company's financial position and results of operations, refer to Items 7 and 7A of the Company's 10-K for the year ended December 29, 2001.

  Certain prior year amounts have been reclassified to conform with the 2002 presentation.

2.
The Company has four reportable segments: fresh fruit, fresh vegetables, packaged foods and fresh-cut flowers.

  Management evaluates and monitors segment performance primarily through earnings before interest and taxes ("EBIT"). Revenue and EBIT for the reportable segments, other operating segments, and corporate and other were as follows (in thousands):

	Quarter Ended
	March 23, 2002	March 24, 2001
Revenue
Fresh fruit	$650,743	$662,957
Fresh vegetables	223,977	203,045
Packaged foods	127,889	100,276
Fresh-cut flowers	52,802	56,742
Other operating segments	4,004	8,463

	1,059,415	1,031,483

EBIT
Fresh fruit	$46,807	$39,503
Fresh vegetables	43,723	24,924
Packaged foods	13,411	5,926
Fresh-cut flowers	3,104	2,978
Other operating segments	7	(38)

Total operating segments	107,052	73,293
Corporate and other	(9,757)	(10,363)

	97,295	62,930

  Corporate and other EBIT includes general and administrative costs not allocated to operating segments.

3.
The weighted average number of shares outstanding used to calculate diluted earnings per share includes the dilutive effect of stock options. For the quarters ended March 23, 2002 and March 24, 2001, stock options of approximately 1 million and approximately 2 million shares, respectively, were excluded from the diluted earnings per share calculation, as these options were anti-dilutive.

4.
The Company recognized comprehensive income as follows (in thousands):

	Quarter Ended
	March 23, 2002	March 24, 2001
Net income	$56,279	$34,719
Unrealized foreign currency translation net gain (loss)	81	(7,431)
Unrealized net gain (loss) on cash flow hedging instruments	680	(1,979)
Other	—	(376)

Comprehensive income	57,040	24,933

  The change in operating assets and liabilities shown in the Consolidated Statements of Cash Flows excludes the effects of foreign currency translation. Such translation increased assets and liabilities each by $2 million for the quarter ended March 23, 2002 and reduced assets and liabilities by $8 million and $1 million, respectively, for the quarter ended March 24, 2001.

5.
In November 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached consensus on EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-9"). This consensus requires companies to report certain consideration given by a vendor to a customer as a reduction of revenue rather than as marketing expense. This consensus is required to be adopted no later than the first quarter of 2002 and upon adoption, companies are required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement display requirements of the consensus. The Company adopted the provisions of EITF 01-9 during the first quarter of 2002. The impact of the adoption was limited to reclassifications of costs previously included in selling, marketing and general and administrative expenses, as a reduction of revenue. The change in presentation had no impact on the Company's reported operating or net income. Prior year comparative amounts have been reclassified to comply with EITF 01-9. The effect of the adoption of EITF 01-9 was a reduction of $25 million in both revenues and selling, marketing and general and administrative expenses for the previously reported quarter ended March 24, 2001.

  In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("FAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends other guidance related to the accounting and reporting of long-lived assets. The Company adopted FAS 144 as of December 30, 2001, the first day of its 2002 fiscal year. The adoption of FAS 144 did not have a material impact on the Company's financial condition or results of operations.

6.
In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 ("FAS 141"), "Business Combinations" and No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets." These statements eliminate the pooling of interest method of accounting for business combinations as of June 30, 2001 and eliminate the amortization of goodwill for all fiscal years beginning after December 15, 2001. The Company adopted FAS 141 and FAS 142 with respect to new goodwill as of July 1, 2001 and adopted FAS 142 with respect to existing goodwill as of December 30, 2001, the first day of its 2002 fiscal year. The adoption of FAS 141 has not impacted the Company's financial condition or results of operations. In accordance with FAS 142, existing goodwill was amortized through fiscal 2001. Upon adoption of FAS 142, the Company stopped amortizing existing goodwill.

  The Company is currently in the process of performing the first step of the prescribed transitional goodwill impairment test with respect to existing goodwill. The first step of the transitional goodwill impairment test involves a comparison of the fair value of a reporting unit, as defined under FAS 142, with its carrying amount. If the carrying amount exceeds the fair value of any reporting unit, the Company will perform the second and final step of the transitional goodwill impairment test, which will be used to measure the amount of any impairment loss.

  As of March 23, 2002 and December 29, 2001, goodwill, net of accumulated amortization, of $133 million, $3 million, and $120 million is associated with the fresh fruit, packaged foods and fresh-cut flowers segments, respectively.

  The following presents a reconciliation of reported net income and earnings per share from continuing operations, adjusted to exclude goodwill amortization (in thousands, except per share amounts):

	Quarter Ended
	March 23, 2002	March 24, 2001
Net income from continuing operations, as reported	$56,279	$29,455
Add: goodwill amortization	—	2,398

Adjusted net income from continuing operations	56,279	31,853

Earnings per share from continuing operations, as reported—basic	$1.01	$0.53
Add: goodwill amortization	—	0.04

Adjusted earnings per share—basic	1.01	0.57

Earnings per share from continuing operations, as reported—diluted	$0.99	$0.53
Add: goodwill amortization	—	0.04

Adjusted earnings per share—diluted	0.99	0.57

7.
The Company's historical policy was to pay quarterly dividends on its common shares at an annual rate of 40 cents per share. In December 2001, the Company's Board of Directors approved a plan to increase the quarterly dividend paid to stockholders by 50%. As a result, effective the first quarter of 2002, quarterly dividends on common shares are paid at an annual rate of 60 cents per share. During the first quarter of 2002, the Company declared dividends of $17 million on its common stock, representing its quarterly dividends of 15 cents per share for the first and second quarters of 2002, of which $8 million were paid. During the first quarter of 2001, the Company declared dividends of $11 million, representing its quarterly dividends of 10 cents per share for the first and second quarters of 2001, of which $6 million were paid.

8.
The Company paid interest of $9 million and $14 million during the first quarters of 2002 and 2001, respectively. The Company paid income taxes of $71 million and $3 million during the first quarters of 2002 and 2001, respectively. The first quarter of 2002 included an income tax payment of $67 million associated with the gain from the divestiture of the Company's Honduran beverage business in the fourth quarter of 2001.

9.
In the first quarter of 2001, the Company effected the divestiture of its controlling interest in a banana production joint venture in South America. In its $46 million charge in the third quarter of 2000, the Company recognized asset impairments related to this divestiture totaling $8 million, primarily for goodwill. Upon divestiture, the Company recognized an additional $5 million of asset write-offs in its fresh fruit segment. The divestiture also reduced the Company's current and total assets in the first quarter of 2001 by $8 million and $25 million, respectively.

10.
In 2001, the Company implemented business reconfiguration programs resulting in $133 million of one-time expenses that were recognized as a component of cost of products sold in the Consolidated Statements of Operations. Of the $133 million of 2001 expense, $28 million was recognized in the second quarter of 2001 for the shutdown and related asset sales of the Company's California deciduous and Pacific Northwest apples operations, including packinghouses, ranches and orchards in California and Washington. The remaining $105 million was recognized in the third quarter of 2001 and included costs associated with the planned divestiture of the Company's Pascual Hermanos fresh vegetables business in Spain and certain other non-core businesses in Europe, as well as the downsizing of banana and flower operations in Latin America and banana production in the Philippines. A total of 3,179 employees in the Company's operations are being severed under these plans, of which 1,335 had been severed as of March 23, 2002.

  The amounts recorded, utilized and to be utilized as of March 23, 2002 in each asset, liability and expense category are as follows (in thousands):

	2001 Expense	Utilized to Date	To be Utilized
Property, plant and equipment	$60,527	$60,527	$—
Goodwill	4,246	4,246	—
Long-term advances	6,881	6,881	—
Receivables and other assets	18,882	18,882	—
Accrued costs:
Employee severance	31,878	9,687	22,191
Contract terminations	4,292	2,251	2,041
Other accrued costs	5,978	1,111	4,867

Total business reconfiguration costs	132,684	103,585	29,099

11.
On November 28, 2001, the Company disposed of its 97% interest of the capital stock of Cerveceria Hondurena S.A., a Honduran corporation principally engaged in the beverage business in Honduras ("CHSA" or the "Honduran beverage business"). Such interest in CHSA had been held by two subsidiaries of the Company. The disposition was accomplished by means of a stock exchange transaction with a subsidiary of South African Breweries plc. Subsequent to the stock exchange transaction, the Company received $537 million of cash. The Company's Consolidated Financial Statements for the quarter ended March 24, 2001 have been restated to reflect the Honduran beverage business as a discontinued business segment in accordance with Accounting Principles Board Opinion No. 30.

12.
On March 25, 2002, the Company purchased eight vessels previously under an operating lease agreement which expired, for $121 million.

  On April 30, 2002, the Company completed the sale and issuance of $400,000,000 aggregate principal amount of 7 1/4% Senior Notes due 2009 (the "Notes"), pursuant to a Purchase Agreement, dated April 25, 2002, between the Company and the underwriters named therein. Interest on the Notes will be paid semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2002. The Notes are unsecured senior obligations of the Company and rank equally with the Company's existing unsecured debt.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLE FOOD COMPANY, INC.

Results of Operations

Fresh Fruit

        Fresh fruit revenues for the first quarter of 2002 decreased 2% to $651 million from $663 million for the first quarter of 2001. The decrease in fresh fruit revenues was primarily due to the reduction of banana volumes to secondary markets in Eastern Europe, lower banana volumes in Asia, slightly lower banana pricing in North America, the impact of weaker foreign currency exchange rates and the winding down of the California deciduous and Pacific Northwest apples businesses. These business shutdowns accounted for approximately $6 million of revenues last year that were not realized in 2002. Weaker yen-to-U.S. dollar and euro-to-U.S. dollar exchange rates versus the comparable period of 2001 caused total Company revenues, primarily in the fresh fruit segment, to be lower by approximately $25 million. Higher pricing in the Asian and European banana businesses and higher banana volumes to North America mostly offset the revenue decreases.

        Earnings before interest and taxes ("EBIT") in the fresh fruit segment for the first quarter of 2002 increased 18% to $47 million from $40 million for the first quarter of 2001. EBIT increased due to the favorable impact of continued cost reduction activities in Latin America and Europe, higher sales volumes of bananas in North America, stronger banana pricing in the Asian and European banana businesses and improved volumes and pricing of the Company's Premium Select™ pineapple. These improvements were partially offset by weaker yen-to-U.S. dollar and euro-to-U.S. dollar exchange rates, lower North American banana pricing, and lower European and Asian banana volumes. The weaker currency exchange rates impacted the Company's year-over-year first quarter EBIT, primarily in the fresh fruit segment, by approximately $9 million. Fresh fruit EBIT for the first quarter of 2001 also included $5 million of one-time expense related to the divestiture of the Company's controlling interest in a banana production joint venture in South America.

Fresh Vegetables

        Fresh vegetables revenues for the first quarter of 2002 increased 10% to $224 million from $203 million for the first quarter of 2001. The increase was due to high pricing in the Company's commodity vegetables business primarily from an industry-wide lettuce shortage. Continued volume growth consistent with the product category in the Company's North American packaged salads business also contributed to the increase in revenues.

        Fresh vegetables EBIT for the first quarter of 2002 increased 75% to $44 million from $25 million for the first quarter of 2001. EBIT increased in the Company's commodity vegetables business due to high pricing, primarily from an industry-wide lettuce shortage. Earnings improvement from volume growth in the Company's North American packaged salads business was primarily offset by higher marketing and administrative expenses. Management expects commodity pricing to normalize during the remainder of 2002.

Packaged Foods

        Packaged foods revenues for the first quarter of 2002 increased 28% to $128 million from $100 million for the first quarter of 2001. Revenues increased due to the continued success of the Company's FRUIT BOWLS® and FRUIT-N-GEL BOWLS™ products combined with higher sales volumes of the Company's traditional canned pineapple products as a result of an earlier Easter holiday in 2002 than in 2001. These revenue gains were partially offset by higher marketing costs associated with the sales of the Company's new products that are now reported as a reduction of revenue as a result of the Company's adoption of new accounting standards.

        EBIT in the packaged foods segment for the first quarter of 2002 increased 126% to $13 million from $6 million for the first quarter of 2001. EBIT increased due to continued growth of the FRUIT BOWLS® and FRUIT-N-GEL BOWLS™ products, higher volumes of traditional canned pineapple products and lower production costs. Higher marketing and selling costs related to new products partially offset these improvements.

Fresh-cut Flowers

        Fresh-cut flowers revenues for the first quarter of 2002 decreased to $53 million from $57 million for the first quarter of 2001. Revenues decreased due to lower sales prices and volumes.

        EBIT in the fresh-cut flowers segment was $3 million for both the first quarter of 2002 and 2001. EBIT was unchanged as the benefits of cost reduction programs offset the impact of lower sales prices and volumes.

        During the first quarter of 2001, the Company undertook an extensive cost savings initiative and engaged the Boston Consulting Group to assist in performing strategic and operational reviews of its banana and fresh-cut flowers businesses and in implementing programs to enhance profitability and achieve consolidated savings from global strategic sourcing and logistics. The Company completed these reconfiguration reviews in the fourth quarter of 2001. The actions taken as a result of these reviews resulted in $133 million of one-time expenses for 2001 recognized as a component of cost of products sold in the Consolidated Statements of Operations. Of the $133 million of 2001 expense, $28 million was recognized in the second quarter of 2001 for the shutdown and related asset sales of the Company's California deciduous and Pacific Northwest apples operations, including packinghouses, ranches and orchards in California and Washington. The remaining $105 million was recognized in the third quarter of 2001 and included costs associated with the planned divestiture of the Company's Pascual Hermanos fresh vegetables business in Spain and certain other non-core businesses in Europe, as well as the downsizing of banana and flower operations in Latin America and banana production in the Philippines. A majority of the costs associated with these programs consisted of asset impairments necessary to write certain assets down to fair value, less costs to sell. Also included in the $133 million of expense were $42 million of accrued costs for employee severance, contract terminations and other costs associated with divestiture, closure and other reconfiguration activities. As of December 29, 2001, accrued costs of $31 million remained to be utilized. During the first quarter of 2002, the Company paid $2 million of these accrued costs. The remaining $29 million of accrued costs primarily relates to employee severance that will be settled in 2002. A total of 3,179 employees in the Company's operations are being severed under these plans, of which 1,335 had been severed as of March 23, 2002.

        In connection with its profit improvement initiatives, the Company realized $18 million in cost savings, before offsets, for the first quarter of 2002. Offsets primarily included the impact of weaker euro-to-U.S. dollar and yen-to-U.S. dollar exchange rates. Of the $18 million of savings, approximately $12 million was recognized in pre-tax income, after offsets. The Company expects to achieve $66 million in incremental profit improvements, before offsets, for the full year 2002. The Company expects $43 million of incremental improvement to pre-tax income, after offsets, from these programs for full year 2002, as compared to 2001.

        Interest income was $2 million for the first quarter of 2002 versus $1 million for the first quarter of 2001. The increase was due to interest earned on higher cash balances resulting from the divestiture of the Honduran beverage business.

        Other expense—net generally consists of minority interest expense and certain non-operating items.

        For the first quarter of 2002, interest expense decreased 21% to $15 million from $18 million for the first quarter of 2001. Interest expense decreased primarily due to lower average debt levels.

        During the first quarter of 2002, the Company's effective tax rate was 32%. The Company currently anticipates its effective tax rate will remain at 32% or slightly lower in the near term, based on its expected mix of earnings.

        The European Union ("EU") maintains banana regulations that impose quotas and tariffs on bananas. In April 2001, the EU reached agreements with the United States and Ecuador to implement a tariff-only import system no later than January 1, 2006. In the interim period beginning July 1, 2001, European companies, including subsidiaries of the Company, that operated and bought Latin American bananas and sold them into the EU market during the years 1994-1996 are eligible for banana import licenses. The Company's earnings have not been negatively impacted by the new interim regime, and it believes the ongoing impact of this regime will not be dilutive to its current earnings levels.

        Since the Company transacts business throughout the world, it is subject to risks associated with fluctuating foreign currency exchange rates, primarily the yen and the euro. Movements in foreign currency exchange rates impact the value of the Company's existing foreign assets and liabilities. During the first quarter of 2002, the yen as well as the euro and related European currencies have somewhat stabilized against the U.S. dollar, resulting in minor foreign currency translation gains for the quarter. The ultimate impact of future changes to these and other currency exchange rates on 2002 comprehensive income and equity is not determinable at this time.

        The Company distributes its products in more than 90 countries throughout the world. Its international sales are usually transacted in U.S. dollars and major European and Asian currencies. Certain costs are incurred in currencies different from those received from the sale of products. Results of operations may be affected by fluctuations in currency exchange rates in both sourcing and selling locations. However, prior to 2001, the Company had, with minor exceptions, not hedged these exposures. In 2001, the Company entered into foreign currency exchange forward contracts to reduce its risk related to anticipated working capital collections and payments denominated in foreign currencies. These contracts are denominated in Japanese yen, British pounds, Swedish krona and the euro and are designated as hedges under Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by FASB Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133." As of March 23, 2002, the Company's foreign currency exchange forwards, in an aggregate outstanding notional amount of $157 million, were designated and effective as hedges of the changes in fair values of recorded assets or liabilities or of future cash flows. The ineffective portion of changes in fair values of hedge positions, which was included in operating income for the quarter ended March 23, 2002, was not material. Unrealized net gains related to cash flow hedges totaling $16 million were included as a component of accumulated other comprehensive loss as of March 23, 2002. Settlement of these contracts will occur in 2002.

        In November 2001, the Emerging Issues Task Force ("EITF") of the FASB reached consensus on EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-9"). This consensus requires companies to report certain consideration given by a vendor to a customer as a reduction of revenue rather than as marketing expense. This consensus is required to be adopted no later than the first quarter of 2002 and upon adoption, companies are required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement display requirements of the consensus. The Company adopted the provisions of EITF 01-9 during the first quarter of 2002. The impact of the adoption was limited to reclassifications of costs previously included in selling, marketing and general and administrative expenses, as a reduction of revenue. The change in presentation had no impact on the Company's reported operating or net income.

Prior year comparative amounts have been reclassified to comply with EITF 01-9. The effect of the adoption of EITF 01-9 was a reduction of $25 million in both revenues and selling, marketing and general and administrative expenses for the previously reported quarter ended March 24, 2001.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("FAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends other guidance related to the accounting and reporting of long-lived assets. The Company adopted FAS 144 as of December 30, 2001, the first day of its 2002 fiscal year. The adoption of FAS 144 did not have a material impact on the Company's financial condition or results of operations.

        In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 ("FAS 141"), "Business Combinations" and No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets." These statements eliminate the pooling of interest method of accounting for business combinations as of June 30, 2001 and eliminate the amortization of goodwill for all fiscal years beginning after December 15, 2001. The Company adopted FAS 141 and FAS 142 with respect to new goodwill as of July 1, 2001 and adopted FAS 142 with respect to existing goodwill as of December 30, 2001, the first day of its 2002 fiscal year. The adoption of FAS 141 has not impacted the Company's financial condition or results of operations. In accordance with FAS 142, existing goodwill was amortized through fiscal 2001. Upon adoption of FAS 142, the Company stopped amortizing existing goodwill. The Company is currently in the process of performing the first step of the prescribed transitional goodwill impairment test with respect to existing goodwill. The first step of the transitional goodwill impairment test involves a comparison of the fair value of a reporting unit, as defined under FAS 142, with its carrying amount. If the carrying amount exceeds the fair value of any reporting unit, the Company will perform the second and final step of the transitional goodwill impairment test, which will be used to measure the amount of any impairment loss.

Liquidity and Capital Resources

        Cash flow used in operating activities from continuing operations increased to $50 million for the first quarter of 2002 from $4 million for the comparable period of 2001. This increase in the use of cash was a result of an increase in trade receivables primarily due to higher sales in the Company's commodity vegetables and packaged foods businesses. This increase was also attributable to higher inventory levels in the packaged foods business primarily resulting from the growth of new products. These increases were partially offset by improved earnings as well as cash provided from prepaid expenses in the first quarter of 2002 as compared to the first quarter of 2001 due to timing of payments.

        During the first quarter of 2002, proceeds from the sale of assets of $8 million primarily included proceeds received from the sale of assets in the Company's Pacific Northwest businesses.

        Capital expenditures from continuing operations of $17 million for the first quarter of 2002 were for the acquisition and improvement of productive assets. Subsequent to the end of the first quarter, on March 25, 2002, the Company purchased eight vessels previously under an operating lease agreement which expired, for $121 million.

        At December 29, 2001, the Company's net debt (total debt less cash) totaled $482 million. During the first quarter of 2002, net debt increased approximately $66 million to $548 million primarily due to an income tax payment related to the gain from the divestiture of the Honduran beverage business. As a result, the Company's net debt to total net capitalization percentage increased to 41% at the end of the first quarter from 40% at the end of 2001. As of March 23, 2002, the Company had no outstanding balances under its uncommitted lines of credit and no outstanding borrowings under its $400 million, 5-year revolving credit facility or its $200 million, 364-day revolving credit facility. Provisions under these facilities require the Company to comply with certain financial covenants that include a maximum permitted ratio of consolidated debt to net worth and a minimum required fixed charge coverage ratio. As of March 23, 2002, the Company was in compliance with these covenants.

        Subsequent to the end of the first quarter, on April 30, 2002, the Company completed the sale and issuance of $400,000,000 aggregate principal amount of 7 1/4% Senior Notes due 2009 (the "Notes"), pursuant to a Purchase Agreement, dated April 25, 2002, between the Company and the underwriters named therein. Interest on the Notes will be paid semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2002. The Notes are unsecured senior obligations of the Company and rank equally with the Company's existing unsecured debt. The net proceeds to the Company from the sale of the Notes, of approximately $395 million, are expected to be used for general corporate purposes and the repayment of existing debt obligations. In particular, the Company may, from time to time, repurchase some of its previously issued notes. However, the amounts and timing of the Company's actual expenditures may vary significantly depending on various internal and external factors.

        The Company increased its quarterly cash dividend per share from 10 cents per share to 15 cents per share effective the first quarter of 2002.

        The Company believes that its cash flow from operations, as well as its existing cash balances, revolving credit facilities and access to capital markets will enable it to meet its working capital, capital expenditure, debt maturity, dividend payment and other funding requirements. However, the Company's operating cash flow and access to capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company's borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies.

        This filing contains forward-looking statements that involve a number of risks and uncertainties. Forward looking statements, which are based on management's assumptions and describe the Company's future plans, strategies and expectations, are generally identifiable by the use of terms such as "anticipate," "will," "expect," "believe," or similar expressions. The potential risks and uncertainties that could cause the Company's actual results to differ materially from those expressed or implied herein include weather-related phenomena; market responses to industry volume pressures; product and raw materials supplies and pricing; electrical power supply and pricing; changes in interest and currency exchange rates; economic crises in developing countries; quotas, tariffs and other governmental actions and international conflicts.

PART II.
OTHER INFORMATION
DOLE FOOD COMPANY, INC.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:
4.6†	Indenture dated as of July 15, 1993 between Dole and J.P. Morgan Trust Company, National Association (formerly Chemical Trust Company of California), as Trustee.
4.9†	First Supplemental Indenture, dated as of April 30, 2002, between Dole and J.P. Morgan Trust Company, National Association, as Trustee, supplementing the Indenture dated as of July 15, 1993.
4.10†	Registration Rights Agreement, dated as of April 30, 2002, among Dole and Banc of America Securities LLC, Credit Suisse First Boston Corporation and the other initial purchasers referred to therein.
10.12†	Consulting Agreement, effective as of January 4, 2002, between Dole and David A. DeLorenzo.
10.13†	Schedule of Executive Officers Receiving Form 1 Change of Control Agreement or Form 2 Change of Control Agreement.
10.14†	Form 1 Change of Control Agreement.
10.15†	Form 2 Change of Control Agreement.
(b)	No reports on Form 8-K were filed during the quarter ended March 23, 2002.

†
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 7, 2002	DOLE FOOD COMPANY, INC. REGISTRANT
	By:	/s/ KENNETH J. KAY Kenneth J. Kay Vice President and Chief Financial Officer
	By:	/s/ GIL BOROK Gil Borok Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

QuickLinks

FORM 10-Q
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS DOLE FOOD COMPANY, INC.
PART II. OTHER INFORMATION DOLE FOOD COMPANY, INC.
  Item 6. Exhibits and Reports on Form 8-K