Form 10-Q
period 2002-06-15
DOLE FOOD COMPANY INC
filed 2002-07-30
CIK 18169

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 15, 2002

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 23, 2002
Common Stock, No Par Value	56,035,991

DOLE FOOD COMPANY, INC.
Index

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Quarter Ended
	June 15, 2002	June 16, 2001
Revenues	$1,118,185	$1,127,921
Cost of products sold	920,076	978,690

Gross margin	198,109	149,231
Selling, marketing and general and administrative expenses	89,840	89,540

Operating income	108,269	59,691
Interest income	2,452	938
Other (expense) income—net	(3,010)	7,021

Earnings before interest expense and income taxes	107,711	67,650
Interest expense	19,466	17,880

Income from continuing operations before income taxes	88,245	49,770
Income taxes	21,397	16,485

Income from continuing operations	66,848	33,285
Income from discontinued operations, net of income taxes of $912	—	3,683

Net income	66,848	36,968

Earnings per common share—basic
Continuing operations	$1.19	$0.59
Discontinued operations	—	0.07

Net income	1.19	0.66

Earnings per common share—diluted
Continuing operations	$1.18	$0.59
Discontinued operations	—	0.07

Net income	1.18	0.66

Weighted average number of common shares outstanding—basic	56,036	55,891
Weighted average number of common shares outstanding—diluted	56,775	56,036

See Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Half Year Ended
	June 15, 2002	June 16, 2001
Revenues	$2,177,600	$2,159,404
Cost of products sold	1,798,387	1,866,927

Gross margin	379,213	292,477
Selling, marketing and general and administrative expenses	174,341	170,198

Operating income	204,872	122,279
Interest income	4,600	2,135
Other (expense) income—net	(4,466)	6,166

Earnings before interest expense and income taxes	205,006	130,580
Interest expense	33,997	36,353

Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	171,009	94,227
Income taxes	47,883	31,487

Income from continuing operations	123,126	62,740
Income from discontinued operations, net of income taxes of $2,248	—	8,947

Income before cumulative effect of a change in accounting principle	123,126	71,687
Cumulative effect of a change in accounting principle	(119,917)	—

Net income	3,209	71,687

Earnings per common share—basic
Continuing operations	$2.20	$1.12
Discontinued operations	—	0.16
Cumulative effect of a change in accounting principle	(2.14)	—

Net income	0.06	1.28

Earnings per common share—diluted
Continuing operations	$2.17	$1.12
Discontinued operations	—	0.16
Cumulative effect of a change in accounting principle	(2.11)	—

Net income	0.06	1.28

Weighted average number of common shares outstanding—basic	55,990	55,890
Weighted average number of common shares outstanding—diluted	56,647	56,078

See Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	June 15, 2002	December 29, 2001
Current assets
Cash and cash equivalents	$611,418	$361,326
Receivables, net of allowances of $90,032 and $89,331	626,056	531,923
Inventories, net	389,483	386,099
Prepaid expenses	47,715	46,430

Total current assets	1,674,672	1,325,778
Investments	87,615	81,061
Property, plant and equipment, net of accumulated depreciation of $868,587 and $856,110	1,016,733	905,824
Goodwill, net of accumulated amortization of $34,885 and $49,764	136,109	255,946
Other assets	140,322	178,084

Total assets	3,055,451	2,746,693

Current liabilities
Notes payable	$66,281	$17,347
Current portion of long-term debt	234,450	9,792
Accounts payable and accrued liabilities	743,593	787,236

Total current liabilities	1,044,324	814,375
Long-term debt	905,125	816,124
Other long-term liabilities	344,303	348,146
Minority interests	35,790	32,018
Commitments and contingencies (See Note 10)
Shareholders' equity
Preferred stock, no par value Authorized: 30 million shares, issued and outstanding: none	—	—
Common stock, no par value Authorized: 80 million shares, 56.0 million shares issued and outstanding at June 15, 2002 and 55.9 million shares issued and outstanding at December 29, 2001	316,677	316,512
Additional paid-in capital	61,684	57,220
Retained earnings	433,107	446,689
Accumulated other comprehensive loss	(85,559)	(84,391)

Total shareholders' equity	725,909	736,030

Total liabilities and shareholders' equity	3,055,451	2,746,693

See Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Half Year Ended
	June 15, 2002	June 16, 2001
Operating activities
Net income	$3,209	$71,687
Less: Income from discontinued operations, net of income taxes	—	(8,947)
Add: Cumulative effect of a change in accounting principle	119,917	—

Income from continuing operations	123,126	62,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,683	57,536
Deferred income taxes	22,888	24,396
Asset write-downs	—	22,725
Gain on sale of available-for-sale securities	—	(8,173)
Equity earnings, net of distributions	(5,977)	(3,501)
Other	(2,331)	2,264
Change in operating assets and liabilities, net of effects from acquisitions, dispositions and non-cash transactions:
Receivables	(94,373)	(42,949)
Inventories	645	39,621
Prepaid expenses and other assets	(1,522)	(8,354)
Accounts payable and accrued liabilities	(22,074)	19,945
Other	2,690	5,822

Cash flow provided by operating activities of continuing operations	70,755	172,072
Cash flow provided by operating activities of discontinued operations	—	7,723

Cash flow provided by operating activities	70,755	179,795

Investing activities
Proceeds from sale of available-for-sale securities	—	34,411
Investments in available-for-sale securities	—	(26,238)
Proceeds from sales of assets	19,733	16,819
Capital additions	(156,014)	(35,427)
Investments and acquisitions, net of cash acquired	(515)	(2,030)

Cash flow used in investing activities of continuing operations	(136,796)	(12,465)
Cash flow used in investing activities of discontinued operations	—	(7,188)

Cash flow used in investing activities	(136,796)	(19,653)

Financing activities
Repurchase of notes	(73,272)	—
Short-term debt borrowings (repayments)—net	11,693	(9,822)
Long-term debt borrowings (repayments)—net	388,720	(122,371)
Cash dividends paid	(16,791)	(11,170)
Issuance of common stock	3,867	102

Cash flow provided by (used in) financing activities of continuing operations	314,217	(143,261)
Cash flow used in financing activities of discontinued operations	—	(535)

Cash flow provided by (used in) financing activities	314,217	(143,796)

Effect of foreign exchange rate changes on cash	1,916	(1,086)

Increase in cash and cash equivalents	250,092	15,260
Cash and cash equivalents at beginning of period	361,326	25,151

Cash and cash equivalents at end of period	611,418	40,411

See Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (the "Company" or "Dole") include all adjustments necessary, including adjustments that are of a normal recurring nature, to present fairly the Company's financial position as of June 15, 2002 and December 29, 2001, its results of operations for the quarters and half years ended June 15, 2002 and June 16, 2001 and its cash flows for the half years then ended. For a summary of significant accounting policies used in the preparation of these financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of the Company's Annual Report on Form 10-K ("10-K") for the year ended December 29, 2001.

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

2.
The Company has four reportable segments: fresh fruit, fresh vegetables, packaged foods and fresh-cut flowers. These reportable segments are managed separately due to differences in their products, production processes, distribution channels and customer bases. Management evaluates and monitors segment performance primarily through earnings before interest expense and income taxes ("EBIT").

  Revenues and EBIT for the reportable segments and corporate and other were as follows (in thousands):

	Quarter Ended		Half Year Ended
	June 15, 2002	June 16, 2001	June 15, 2002	June 16, 2001
Revenues
Fresh fruit	$738,262	$727,051	$1,389,002	$1,390,007
Fresh vegetables	196,690	209,216	420,666	412,261
Packaged foods	130,046	123,887	257,934	224,163
Fresh-cut flowers	45,850	56,015	98,651	112,757
Other	7,337	11,752	11,347	20,216

	1,118,185	1,127,921	2,177,600	2,159,404

EBIT
Fresh fruit	98,856	40,338	145,664	79,842
Fresh vegetables	13,289	27,105	57,013	52,030
Packaged foods	12,056	260	25,466	6,185
Fresh-cut flowers	(1,880)	6,001	1,225	8,979

Total operating segments	122,321	73,704	229,368	147,036
Corporate and other	(14,610)	(6,054)	(24,362)	(16,456)

	107,711	67,650	205,006	130,580

  Corporate and other EBIT includes general and administrative costs not allocated to operating segments. In 2001, corporate and other EBIT included a gain on the sale of available-for-sale securities of $8 million.

  Total assets for the reportable segments and corporate and other were as follows (in thousands):

	June 15, 2002	December 29, 2001
Assets
Fresh fruit	$1,592,716	$1,407,979
Fresh vegetables	328,139	340,975
Packaged foods	363,348	355,499
Fresh-cut flowers	169,933	288,142

Total operating segments	2,454,136	2,392,595
Corporate and other	601,315	354,098

	3,055,451	2,746,693

3.
The major classes of inventory were as follows (in thousands):

	June 15, 2002	December 29, 2001
Inventories
Finished products	$190,846	$168,426
Raw materials and work in progress	104,228	110,989
Crop growing costs	40,900	55,251
Operating supplies and other	64,440	62,083
Inventory reserves	(10,931)	(10,650)

	389,483	386,099

4.
The weighted average number of shares outstanding used to calculate diluted earnings per share include the dilutive effect of stock options. For the quarter and half year ended June 15, 2002, stock options for approximately 1.0 and 1.1 million shares, respectively, and for both the quarter and half year ended June 16, 2001, stock options for approximately 2.8 million shares were excluded from the diluted earnings per share calculation, as these options were anti-dilutive.

5.
The Company recognized comprehensive income as follows (in thousands):

	Quarter Ended		Half Year Ended
	June 15, 2002	June 16, 2001	June 15, 2002	June 16, 2001
Net income	$66,848	$36,968	$3,209	$71,687
Unrealized foreign currency translation net gain (loss)	9,015	(1,612)	9,096	(9,043)
Unrealized net (loss) gain on cash flow hedging instruments	(10,944)	1,035	(10,264)	(944)
Other	—	376	—	—

Comprehensive income	64,919	36,767	2,041	61,700

6.
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("FAS 143"), "Accounting for Asset Retirement Obligations." This standard provides accounting guidelines for the cost of legal obligations associated with the retirement of long-lived assets. FAS 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. The resulting net cost is then depreciated over the remaining life of the underlying long-lived asset. FAS 143 is effective for fiscal years beginning after June 15, 2002. As required, the Company will adopt the provisions of FAS 143 on December 29, 2002, the first day of its 2003 fiscal year, and currently is in the process of evaluating the impact of adopting FAS 143.

  In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends other guidance related to the accounting and reporting of long-lived assets. The Company adopted FAS 144 as of December 30, 2001, the first day of its 2002 fiscal year. The adoption of FAS 144 did not have a material impact on the Company's financial condition or results of operations.

  In November 2001, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-9"). This consensus requires companies to report certain consideration given by a vendor to a customer as a reduction in revenues rather than as marketing expense. This consensus was required to be adopted no later than the first quarter of 2002 and upon adoption, companies were required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement classification requirements of the consensus. The Company adopted the provisions of EITF 01-9 during the first quarter of 2002. The impact of the adoption was limited to reclassifications of costs previously included in selling, marketing and general and administrative expenses, as a reduction of revenues. The change in presentation had no impact on the Company's reported operating or net income. Prior year comparative amounts have been reclassified to comply with EITF 01-9. The effect of the adoption of EITF 01-9 was a reduction of $35 million and $60 million, respectively, in both revenues and selling, marketing and general and administrative expenses for the previously reported quarter and half year ended June 16, 2001.

  In April 2002, the FASB issued Statement of Financial Accounting Standards No.145 ("FAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FAS 145 rescinds both Statement of Financial Accounting Standards No. 4 ("FAS 4"), "Reporting Gains and Losses from Extinguishment of Debt" and Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." In so doing, FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated, and if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. FAS 145 amends Statement of Financial Accounting Standards No. 13 ("FAS 13"), "Accounting for Leases" to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of FAS 145 related to the rescission of FAS 4 are effective for fiscal years beginning after May 15, 2002. The provisions of FAS 145 related to the amendment of FAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of FAS 145 are effective for financial statements issued on or after May 15, 2002. The Company has early adopted the provisions of FAS 145 and included a loss of approximately

  $3 million from extinguishment of debt in the quarter ended June 15, 2002 in other expense in the Condensed Consolidated Statement of Income.

7.
In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 ("FAS 141"), "Business Combinations" and No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets." These statements, among other things, eliminate the pooling of interest method of accounting for business combinations as of June 30, 2001 and eliminate the amortization of goodwill for all fiscal years beginning after December 15, 2001. The Company adopted FAS 141 and FAS 142 with respect to new goodwill as of July 1, 2001 and adopted FAS 142 with respect to existing goodwill as of December 30, 2001, the first day of its 2002 fiscal year. The adoption of FAS 141 did not impact the Company's financial condition or results of operations. In accordance with FAS 142, existing goodwill was amortized through fiscal 2001. Upon the adoption of FAS 142, the Company ceased amortizing existing goodwill.

  During the second quarter of 2002, the Company completed the two-step process of the transitional goodwill impairment test prescribed in FAS 142 with respect to existing goodwill. The first step of the transitional goodwill impairment test involved a comparison of the fair value of each of the Company's reporting units, as defined under FAS 142, with its carrying amount. If the carrying amount exceeded the fair value of a reporting unit, the Company was required to perform the second step of the transitional goodwill impairment test. As a result of the outcome of the first step relative to the fresh-cut flowers reporting unit, the Company was required to perform the second step of the transitional goodwill impairment test for this reporting unit. The second step involved comparing the implied fair value of the fresh-cut flowers reporting unit's goodwill to its carrying value to measure the amount of impairment. The transitional goodwill impairment test resulted in the Company recognizing a non-cash transitional goodwill impairment charge of $120 million related entirely to the fresh-cut flowers reporting unit. As required by FAS 142, the $120 million charge is retroactively reflected as a cumulative effect of a change in accounting principle in the Company's Condensed Consolidated Statement of Income for the half year ended June 15, 2002. There was no income tax effect on the impairment charge as the charge primarily related to goodwill in foreign tax jurisdictions where the Company believes it is more likely than not that future taxable income in these jurisdictions will not be sufficient to realize the related income tax benefits associated with the charge. The charge represented a total write-off of the goodwill in the fresh-cut flowers reporting unit. The fair value of the fresh-cut flowers reporting unit was determined based on discounted cash flows that the business expects to generate in the future. The circumstances leading to the goodwill impairment in the fresh-cut flowers reporting unit include the fact that the flower industry is less attractive than the Company had expected in 1998 when it made its acquisitions in this industry and the fact that the Company's progress in integrating the acquired businesses has been slower than expected.

  The following presents a reconciliation of reported net income and earnings per share from continuing operations, adjusted to exclude goodwill amortization (in thousands, except per share amounts). The goodwill amortization associated with discontinued operations was immaterial.

	Quarter Ended		Half Year Ended
	June 15, 2002	June 16, 2001	June 15, 2002	June 16, 2001
Net income from continuing operations before cumulative effect of a change in accounting principle, as reported	$66,848	$33,285	$123,126	$62,740
Add: goodwill amortization	—	2,692	—	5,090

Adjusted net income from continuing operations before cumulative effect of a change in accounting principle	66,848	35,977	123,126	67,830
Cumulative effect of a change in accounting principle	—	—	(119,917)	—

Adjusted net income	66,848	35,977	3,209	67,830

Earnings per share from continuing operations before cumulative effect of a change in accounting principle, as reported—basic	$1.19	$0.59	$2.20	$1.12
Add: goodwill amortization	—	0.05	—	0.09

Adjusted earnings per share before cumulative effect of a change in accounting principle—basic	1.19	0.64	2.20	1.21
Cumulative effect of a change in accounting principle	—	—	(2.14)	—

Adjusted earnings per share—basic	1.19	0.64	0.06	1.21

Earnings per share from continuing operations before cumulative effect of a change in accounting principle, as reported—diluted	$1.18	$0.59	$2.17	$1.12
Add: goodwill amortization	—	0.05	—	0.09

Adjusted earnings per share before cumulative effect of a change in accounting principle—diluted	1.18	0.64	2.17	1.21
Cumulative effect of a change in accounting principle	—	—	(2.11)	—

Adjusted earnings per share—diluted	1.18	0.64	0.06	1.21

  The following table displays the changes in the carrying amount of goodwill by operating segment for the half year ended June 15, 2002 (in thousands):

	Balance Dec. 29, 2001	Impairment Charge	Foreign Exchange and Other	Balance June 15, 2002
Fresh fruit	$132,553	$—	$42	$132,595
Packaged foods	3,476	—	38	3,514
Fresh-cut flowers	119,917	(119,917)	—	—

	255,946	(119,917)	80	136,109

8.
The Company's historical policy was to pay quarterly dividends on its common shares at an annual rate of 40 cents per share. In December 2001, the Company's Board of Directors approved a plan to increase the quarterly dividend paid to stockholders by 50%. As a result, effective the first quarter of 2002, quarterly dividends on common shares are paid at an annual rate of 60 cents per share. During the first half of 2002, the Company declared and paid dividends of approximately $17 million on its common shares representing its regular quarterly dividends for the first and second quarters of 15 cents per share. During the first half of 2001, the Company declared and paid dividends of $11 million on its common shares representing its regular quarterly dividends for the first and second quarters of 10 cents per share.

9.
The Company paid interest of $32 million during the first half of 2002 and $41 million for the same period of 2001. Interest of $23 million and $27 million was paid during the second quarter of 2002 and 2001, respectively. The Company paid income taxes of $88 million during the first half of 2002 and $9 million during the first half of 2001. Income taxes of $17 million and $6 million were paid during the second quarter of 2002 and 2001, respectively. The first quarter of 2002 included an income tax payment of $67 million associated with the gain from the divestiture of the Company's Honduran beverage business in the fourth quarter of 2001.

10.
In the Company's Form 10-Q for the quarter ended October 7, 2000, Dole described certain lawsuits that had been filed in Texas, Louisiana, Mississippi and Hawaii against Dole, several of its competitors and some of the manufacturers of a formerly widely used agricultural chemical called DBCP. In these lawsuits, a large number of foreign nationals allege personal injuries caused by contact with DBCP. The plaintiffs claim that during the 1960's and 1970's they were employees of Dole subsidiaries, competitors and independent local growers. All banana worker cases were removed to federal court and most have been dismissed on the grounds that the plaintiffs' home countries are the more appropriate forums for the claims. The dismissed cases are on appeal. As a result of these rulings, a large number of foreign nationals have brought similar suits relating to the use of DBCP by Dole subsidiaries and others in their home countries. Such lawsuits are currently pending in the Philippines, Honduras, Nicaragua, Costa Rica and Ecuador. Of these foreign lawsuits, the highest potential dollar exposure is in the Nicaraguan cases. In Nicaragua, 303 lawsuits are currently pending against U.S. manufacturers of DBCP and Dole subsidiaries in which 6,901 plaintiffs are each seeking on average several hundred thousand dollars in purported damages from alleged exposure to DBCP. A Dole subsidiary has now been served in 13 of those 303 lawsuits. The majority of the lawsuits were brought pursuant to a statute passed in Nicaragua in October 2000 that contains substantive and procedural provisions that Nicaragua's acting Attorney General has formally opined are unconstitutional. The defendants in these lawsuits, including the Dole subsidiaries, have challenged the constitutionality of the statute in the Nicaraguan courts and would assert similar challenges if any potential Nicaraguan judgment were to come before the courts of the United States or other countries. In addition, Dole, several of its competitors and the manufacturers of DBCP are defending a lawsuit in Hawaii federal district court brought by local residents, in which the plaintiffs seek damages caused by alleged contamination of water wells. As to all such matters, Dole has denied liability and asserted substantial defenses. Although no assurance can be given concerning the outcome of these cases, in the opinion of management, after consultation with legal counsel and based on past experience defending and settling DBCP claims, the pending lawsuits are not expected to have a material adverse effect on Dole's financial condition or results of operations.

  Dole is involved from time to time in various claims and legal actions incidental to its operations, both as plaintiff and defendant. In the opinion of management, after consultation with outside counsel, none of the claims or actions to which Dole is a party is expected to have a material adverse effect on Dole's financial condition or results of operations.

11.
In 2001, the Company implemented business reconfiguration programs resulting in $133 million of expenses that were recognized as a component of cost of products sold in the Condensed Consolidated Statements of Income. Of the $133 million of 2001 expense, $28 million was recognized in the second quarter of 2001 for the shutdown and related asset sales of the Company's California deciduous and Pacific Northwest apples operations, including packinghouses, ranches and orchards in California and Washington. The remaining $105 million was recognized in the third quarter of 2001 and included costs associated with the planned divestiture of the Company's Pascual Hermanos fresh vegetables and fruits subsidiary in Spain and certain other non-core businesses in Europe, as well as the downsizing of banana and flower operations in Latin America and banana production in the Philippines. In connection with these reconfiguration programs, 3,179 management and production employees in the Company's operations were identified for termination. The majority of the employees identified for termination work in the Pascual Hermanos subsidiary and the banana and fresh-cut flowers businesses in Latin America. As of June 15, 2002, 1,384 employees had been severed.

  The amounts recorded, utilized and accrued as of June 15, 2002 in each asset, liability and expense category are as follows (in thousands):

	2001 Expense	Utilized to Date	Accrued as of June 15, 2002
Property, plant and equipment	$60,527	$60,527	$—
Goodwill	4,246	4,246	—
Long-term advances	6,881	6,881	—
Receivables and other assets	18,882	18,882	—
Accrued costs:
Employee severance	31,878	10,838	21,040
Contract terminations	4,292	3,720	572
Other accrued costs	5,978	1,374	4,604

Total business reconfiguration costs	132,684	106,468	26,216

  Of the total $133 million reconfiguration expense, the Company recognized approximately $90 million in non-cash charges and made cash payments of $16 million through June 15, 2002.

12.
On November 28, 2001, the Company disposed of its 97% interest in the capital stock of Cervecería Hondureña S.A., a Honduran corporation principally engaged in the beverage business in Honduras ("CHSA" or the "Honduran beverage business"). Such interest in CHSA had been held by two subsidiaries of the Company. The disposition was accomplished by means of a stock exchange transaction with a subsidiary of South African Breweries plc. Subsequent to the stock exchange transaction, the Company received $537 million of cash. The Company's Condensed Consolidated Financial Statements for the quarter ended and half year ended June 16, 2001 have been restated to reflect the Honduran beverage business as a discontinued business segment in accordance with Accounting Principles Board Opinion No. 30. Revenues and EBIT related to these discontinued operations were $64 million and $7 million, respectively, for the quarter ended June 16, 2001 and $118 million and $15 million, respectively, for the half year ended June 16, 2001.

13.
In June 2002, the Company entered into an agreement, subject to the completion of certain events, to sell all of its debt and equity interests in Pascual Hermanos, S.A., a Spanish corporation, held by the Company and its subsidiaries, for a total purchase price of approximately EUR 27.7 million, subject to adjustments. Pascual Hermanos, S.A. grows and distributes fresh vegetables and fruits in Europe. The Company expects the transaction to close in the third quarter of 2002.

14.
On March 25, 2002, the Company purchased eight vessels previously under an operating lease agreement, which expired, for $121 million.

15.
As a result of a change in the Company's earnings mix, the effective tax rate for the second quarter of 2002 was approximately 24% to adjust the effective tax rate to an estimated annualized rate of 28%. This resulted in income tax expense for the second quarter of 2002 of $21 million.

16.
During the quarter ended June 15, 2002, the Company repurchased approximately $73 million of its $300 million 7% unsecured senior notes due in 2003. In connection with these repurchases, the Company paid a premium of $3 million on the early extinguishment of debt.

  In April 2002, the Company completed the sale and issuance of $400 million aggregate principal amount 7 1/4% Senior Notes due 2009 (the "Original Notes"). The Original Notes were sold in a private placement under Rule 144A and Regulation S promulgated by the Securities and Exchange Commission ("SEC"). The sale was exempt from the registration requirements of the Securities Act of 1933, as amended. The Company subsequently filed a registration statement with the SEC offering holders of the Original Notes the opportunity to exchange their Original Notes for publicly registered notes (the "Notes") having substantially identical terms, except for certain restrictions on transfer that pertained only to the Original Notes. On July 23, 2002, this exchange offer expired; all of the Original Notes were tendered in the exchange offer and were accepted. Interest on the Notes will be paid semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2002. The Notes are unsecured senior obligations of the Company and rank equally with the Company's outstanding senior unsecured debt.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLE FOOD COMPANY, INC.

Results of Operations

Fresh Fruit

        Fresh fruit revenues for the first half of 2002 compared with the first half of 2001 remained unchanged at $1.4 billion. Revenues for the second quarter of 2002 increased 2% to $738 million from $727 million for the second quarter of 2001. The increase in fresh fruit revenues in the second quarter was primarily due to slightly increased volumes and pricing in the North American banana business, higher prices in the European and Asian banana businesses and higher pricing and volumes for DOLE PREMIUM SELECT® Pineapples, partially offset by reduced banana volumes in Europe and Asia and the winding down of the California deciduous and Pacific Northwest apples businesses. These shut down businesses accounted for approximately $14 million of revenues last year that were not realized in 2002. The impact of the yen- and euro-to-U.S. dollar exchange rates on revenues for the second quarter of 2002 versus the prior year was not significant; however, these exchange rates on a year-to-date basis had a negative impact of approximately $26 million, primarily attributable to the yen's decline in the first quarter of 2002.

        Earnings before interest expense and income taxes ("EBIT") in the fresh fruit segment for the first half of 2002 increased 82% to $146 million from $80 million for the first half of 2001. EBIT for the second quarter of 2002 increased 145% to $99 million from $40 million for the second quarter of 2001. EBIT in the second quarter and first half of 2002 increased due to improved earnings in the Company's banana operations as a result of global cost cutting activities and better pricing in Europe and Asia as well as higher prices and volumes for DOLE PREMIUM SELECT® Pineapples. These increases were partially offset by lower banana volumes sold into the Europe and Asia markets and a slightly weaker yen-to-U.S. dollar exchange rate, before considering approximately $4 million of realized gains from hedging. Fresh fruit EBIT for the second quarter of 2001 included a $25 million expense primarily related to asset write-downs resulting from business reconfiguration programs. EBIT in the second quarter and first half of 2002 also increased compared to prior year due to $2 million and $3 million of goodwill amortization not recorded in the second quarter and the first half of 2002, respectively, as a result of the Company's adoption of Statement of Financial Accounting Standards No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets" at the beginning of 2002.

Fresh Vegetables

        Fresh vegetables revenues for the first half of 2002 increased 2% to $421 million from $412 million for the first half of 2001. Revenues for the second quarter of 2002 decreased 6% to $197 million from $209 million for the second quarter of 2001. In the second quarter, the decrease was mainly attributable to normalized pricing and lower volumes of North American commodity vegetables, partially offset by increased volumes in the Company's fresh-cut salads business. Year-to-date revenues for 2002 increased slightly over 2001, as a result of higher prices for commodity vegetables during the first quarter of 2002 due to an industry-wide lettuce shortage, which was partially offset by lower commodity vegetables prices and volumes during the second quarter.

        Fresh vegetables EBIT for the first half of 2002 increased 10% to $57 million from $52 million for the first half of 2001. EBIT for the second quarter of 2002 decreased 51% to $13 million from $27 million for the second quarter of 2001. The decrease in second quarter EBIT was mainly attributable to commodity vegetables prices falling to more normal levels from the exceptionally high levels that prevailed in the second quarter of 2001 and lower volumes of North American commodity vegetables, which was partially offset by increased volumes in the packaged salad business. EBIT in the first half of 2002 increased slightly due to higher commodity vegetables pricing in the first quarter of 2002 and higher volumes from packaged salads.

Packaged Foods

        Packaged foods revenues for the first half of 2002 increased 15% to $258 million from $224 million for the first half of 2001. Revenues for the second quarter of 2002 increased 5% to $130 million from $124 million for the second quarter of 2001. The increase in revenues for the second quarter and first half of 2002 were due to higher volumes for the Company's FRUIT BOWLS® and FRUIT-N-GEL BOWLS™ products. The increase in second quarter revenues was partially offset by lower volumes of traditional canned pineapple products in the second quarter of 2002. Some marketing costs are now reported as a reduction of revenues, as a result of the Company's adoption of Emerging Issues Task Force Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)."

        EBIT in the packaged foods segment for the first half of 2002 increased to $25 million from $6 million for the first half of 2001. EBIT for the second quarter of 2002 increased to $12 million from $0.3 million for the second quarter of 2001. These increases in EBIT were due to the continued success of the FRUIT BOWLS® and FRUIT-N-GEL BOWLS™ products, primarily as a result of higher volumes which was partially offset by new product development expenses. EBIT for the second quarter of 2001 included $2 million of expense, primarily related to contract severance and asset write-downs, resulting from business reconfiguration programs.

Fresh-cut Flowers

        Fresh-cut flowers revenues for the first half of 2002 decreased 13% to $99 million from $113 million for the first half of 2001. Revenues for the second quarter of 2002 decreased 18% to $46 million from $56 million for the second quarter of 2001. These decreases in revenues were due to lower sales prices and volumes in both the mass and wholesale markets.

        EBIT in the fresh-cut flowers segment for the first half of 2002 decreased 86% to $1 million from $9 million for the first half of 2001. EBIT for the second quarter of 2002 decreased to a loss of $2 million from earnings of $6 million for the second quarter of 2001. EBIT decreased as a result of lower sales prices and volumes in the mass and wholesale markets combined with higher per unit production costs. The Company also did not record goodwill amortization related to fresh-cut flowers of $1 million and $2 million in the second quarter and half year ended June 15, 2002, respectively, as a result of the Company's adoption of FAS 142 at the beginning of 2002.

Business Reconfiguration Activities

        During the first quarter of 2001, the Company undertook an extensive cost savings initiative and engaged the Boston Consulting Group to assist in performing strategic and operational reviews of its banana and fresh-cut flowers businesses and in implementing programs to enhance profitability and achieve consolidated savings from global strategic sourcing and logistics. The Company completed these reconfiguration reviews in the fourth quarter of 2001. The actions taken as a result of these reviews resulted in $133 million of expenses for 2001 recognized as a component of cost of products sold in the Condensed Consolidated Statements of Operations. Of the $133 million of 2001 expense, $28 million was recognized in the second quarter of 2001 for the shutdown and related asset sales of the Company's California deciduous and Pacific Northwest apples operations, including packinghouses, ranches and orchards in California and Washington. The remaining $105 million was recognized in the third quarter of 2001 and included costs associated with the planned divestiture of the Company's Pascual Hermanos fresh vegetables and fruits subsidiary in Spain and certain other non-core businesses in Europe, as well as the downsizing of banana and flower operations in Latin America and banana production in the Philippines. A majority of the costs associated with these programs consisted of asset impairments necessary to write certain assets down to fair value, less costs to sell. Also included in the $133 million of expense was $42 million of accrued costs for employee severance, contract terminations and other costs associated with divestiture, closure and other reconfiguration activities. In connection with these reconfiguration programs, 3,179 management and production employees in the Company's operations were identified for termination. The majority of the employees identified for termination work in the Pascual Hermanos subsidiary and the banana and fresh-cut flowers businesses in Latin America. As of June 15, 2002, 1,384 employees had been severed and accrued costs of $26 million remained. These accrued costs primarily relate to employee severance that will be settled in 2002.

Interest, Income Taxes and Other

        Interest income for the second quarter and first half of 2002 was $3 million and $5 million, respectively, compared to $1 million and $2 million for the second quarter and first half of 2001, respectively. The increase in interest income in the second quarter and first half of 2002 was due to interest earned on higher cash balances which resulted from the recent issuance of $400 million 7 1/4% unsecured senior notes and the divestiture of the Honduran beverage business.

        Other (expense)/income-net generally consists of minority interest expense and certain non-operating items. Other expense was $3 million and $4 million for the second quarter and first half of 2002, respectively, compared to other income of $7 million and $6 million for the second quarter and first half of 2001, respectively. In the second quarter of 2002, a debt extinguishment premium of $3 million was paid in connection with the Company's repurchase of $73 million principal of its $300 million 7% unsecured senior notes due in 2003. The second quarter of 2001 included an $8 million gain related to the sale of available-for-sale securities.

        Interest expense for the second quarter and first half of 2002 was $19 million and $34 million, respectively, compared to $18 million and $36 million for the second quarter and first half of 2001, respectively. Interest expense increased in the second quarter primarily due to higher average debt levels resulting from the recent issuance of the $400 million 7 1/4% unsecured senior notes. Interest expense for the first half of 2002 decreased due to lower average debt levels.

        As a result of a change in the Company's earnings mix, the effective tax rate for the second quarter of 2002 was approximately 24% to adjust the effective tax rate to an estimated annualized rate of 28%. This resulted in income tax expense for the second quarter of 2002 of $21 million.

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

        The Company distributes its products in more than 90 countries throughout the world. Some of the Company's costs are incurred in currencies different from those received from the sale of products. Its international sales are usually transacted in U.S. dollars and major European and Asian currencies. Since the Company transacts business throughout the world, it is subject to risks associated with fluctuations in foreign currency exchange rates, primarily the yen and the euro. For the quarter ended June 15, 2002, the Company had approximately $149 million and $244 million, respectively, of sales denominated in Japanese yen and the euro. For the half year ended June 15, 2002, the Company had approximately $249 million and $458 million, respectively, of sales denominated in Japanese yen and the euro. During the second quarter, the euro and related European currencies as well as the Japanese yen strengthened against the U.S. dollar, resulting in foreign currency translation gains for the quarter and half year ended June 15, 2002. The ultimate impact of future changes to these and other currency exchange rates in 2002 is not determinable at this time.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("FAS 143"), "Accounting for Asset Retirement Obligations." This standard provides accounting guidelines for the cost of legal obligations associated with the retirement of long-lived assets. FAS 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. The resulting net cost is then depreciated over the remaining life of the underlying long-lived asset. FAS 143 is effective for fiscal years beginning after June 15, 2002. As required, the Company will adopt the provisions of FAS 143 on December 29, 2002, the first day of its 2003 fiscal year, and currently is in the process of evaluating the impact of adopting FAS 143.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends other guidance related to the accounting and reporting of long-lived assets. The Company adopted FAS 144 as of December 30, 2001, the first day of its 2002 fiscal year. The adoption of FAS 144 did not have a material impact on the Company's financial condition or results of operations.

        In November 2001, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-9"). This consensus requires companies to report certain consideration given by a vendor to a customer as a reduction in revenues rather than as marketing expense. This consensus was required to be adopted no later than the first quarter of 2002 and upon adoption, companies were required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement classification requirements of the consensus. The Company adopted the provisions of EITF 01-9 during the first quarter of 2002. The impact of the adoption was limited to reclassifications of costs previously included in selling, marketing and general and administrative expenses, as a reduction of revenues. The change in presentation had no impact on the Company's reported operating or net income. Prior year comparative amounts have been reclassified to comply with EITF 01-9. The effect of the adoption of EITF 01-9 was a reduction of $35 million and $60 million, respectively, in both revenues and selling, marketing and general and administrative expenses for the previously reported quarter and half year ended June 16, 2001.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No.145 ("FAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FAS 145 rescinds both Statement of Financial Accounting Standards No. 4 ("FAS 4"), "Reporting Gains and Losses from Extinguishment of Debt" and Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." In so doing, FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated, and if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. FAS 145 amends Statement of Financial Accounting Standards No. 13 ("FAS 13"), "Accounting for Leases" to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of FAS 145 related to the rescission of FAS 4 are effective for fiscal years beginning after May 15, 2002. The provisions of FAS 145 related to the amendment of FAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of FAS 145 are effective for financial statements issued on or after May 15, 2002. The

Company has early adopted the provisions of FAS 145 and included a loss of approximately $3 million from extinguishment of debt in the quarter ended June 15, 2002 in other expense in the Condensed Consolidated Statement of Income.

        The Company has made a policy decision to work towards consolidating its three off-balance sheet operating leases, totaling approximately $190 million. This is not expected to have a material effect on the Company's income statement or cash flows but will increase assets and liabilities on its balance sheet. These operating leases, which were disclosed in the Notes to the Company's Annual Report on Form 10-K for the year ended December 29, 2001, relate to two ships, containers used mainly in the transport of fresh fruit and the Company's corporate headquarters facility. In order to consolidate these operating leases, one of the following must occur: new accounting standards currently being contemplated by the FASB must be adopted; the lease counterparties must agree to amendments to the leases; or the term of the leases must end. If these new accounting standards are not adopted promptly, the Company will work to amend the lease agreements.

        During the second quarter of 2002, the Company recorded on its Condensed Consolidated Balance Sheet grower loans and advances relating to certain operations in Latin America. These loans have been disclosed as contingencies in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 29, 2001. This change did not affect the Company's Condensed Consolidated Statement of Income. The aggregate amount of such grower loans and advances was $44 million and $28 million at June 15, 2002 and December 29, 2001, respectively.

        The Company has decided to expense the cost of all employee stock options it grants, beginning with the next annual grant of options in the first quarter of 2003. All employee stock option grants or modifications from that date forward will be expensed over the stock option vesting period based on the fair value at the date the options are granted or modified, in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock—Based Compensation." Options granted in 2002 and earlier years will continue to be accounted for under the accounting principle that was applied at the time of the grant.

        In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 ("FAS 141"), "Business Combinations" and No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets." These statements, among other things, eliminate the pooling of interest method of accounting for business combinations as of June 30, 2001 and eliminate the amortization of goodwill for all fiscal years beginning after December 15, 2001. The Company adopted FAS 141 and FAS 142 with respect to new goodwill as of July 1, 2001 and adopted FAS 142 with respect to existing goodwill as of December 30, 2001, the first day of its 2002 fiscal year. The adoption of FAS 141 did not impact the Company's financial condition or results of operations. In accordance with FAS 142, existing goodwill was amortized through fiscal 2001. Upon the adoption of FAS 142, the Company ceased amortizing existing goodwill.

        During the second quarter of 2002, the Company completed the two-step process of the transitional goodwill impairment test prescribed in FAS 142 with respect to existing goodwill. The first step of the transitional goodwill impairment test involved a comparison of the fair value of each of the Company's reporting units, as defined under FAS 142, with its carrying amount. If the carrying amount exceeded the fair value of a reporting unit, the Company was required to perform the second step of the transitional goodwill impairment test. As a result of the outcome of the first step relative to the fresh-cut flowers reporting unit, the Company was required to perform the second step of the transitional goodwill impairment test for this reporting unit. The second step involved comparing the implied fair value of the fresh-cut flowers reporting unit's goodwill to its carrying value to measure the amount of impairment. The transitional goodwill impairment test resulted in the Company recognizing a non-cash transitional goodwill impairment charge of $120 million related entirely to the fresh-cut flowers reporting unit. As required by FAS 142, the $120 million charge is retroactively reflected as a cumulative effect of a change in accounting principle in the Company's Condensed Consolidated Statement of Income for the half year ended June 15,

2002. There was no income tax effect on the impairment charge as the charge primarily related to goodwill in foreign tax jurisdictions where the Company believes it is more likely than not that future taxable income in these jurisdictions will not be sufficient to realize the related income tax benefits associated with the charge. The charge represented a total write-off of the goodwill in the fresh-cut flowers reporting unit. The fair value of the fresh-cut flowers reporting unit was determined based on discounted cash flows that the business expects to generate in the future. The circumstances leading to the goodwill impairment in the fresh-cut flowers reporting unit include the fact that the flower industry is less attractive than the Company had expected in 1998 when it made its acquisitions in this industry and the fact that the Company's progress in integrating the acquired businesses has been slower than expected.

Liquidity and Capital Resources

        Cash flows provided by operating activities from continuing operations decreased from $172 million in the first half of 2001 to $71 million in the first half of 2002. Cash flows in the first half of 2002 were lower due to an increase in receivables primarily due to the timing of cash collections and increased revenues in Asia's fresh fruit businesses. In addition, inventory levels in the first half of 2002 remained relatively flat whereas in the first half of 2001, inventory levels decreased significantly due to stronger seasonal reductions and the Company's cost-cutting activities implemented in 2001. In addition, accounts payable and accrued liabilities decreased as the Company made higher payments to its growers and suppliers, primarily in the fresh vegetables business, as well as a payment for income taxes relating to the gain on the divestiture of the Honduran beverage business during the first half of 2002. These uses of cash were offset by higher income from continuing operations in the first half of 2002.

        During the first half of 2002, proceeds from the sale of assets of $20 million primarily included proceeds received from the sale of assets in the Company's Pacific Northwest businesses.

        Capital expenditures from continuing operations were $139 million and $156 million for the second quarter and first half of 2002, respectively. These capital expenditures were mainly for the acquisition and improvement of productive assets. In the second quarter of 2002, the Company purchased eight vessels previously under an operating lease agreement, which expired, for $121 million.

        During the first half of 2002, net debt (total debt less cash) increased approximately $112 million to $594 million. At December 29, 2001, the Company's net debt totaled $482 million. The increase during the second quarter and first half of 2002 was primarily due to the recent vessel purchase of $121 million. The Company's net debt to total net capitalization (net debt plus equity) percentage increased to 45% at the end of the first half of 2002 from 40% at the end of 2001. As of June 15, 2002, the Company had no outstanding balances under its uncommitted lines of credit and no outstanding borrowings under its $400 million, 5-year revolving credit facility or its $200 million, 364-day revolving credit facility, which expires on August 23, 2002. The Company does not intend to renew the $200 million, 364-day revolving credit facility. Provisions under these facilities require the Company to comply with certain financial covenants that include a maximum permitted ratio of consolidated debt to net worth and a minimum required fixed charge coverage ratio. As of June 15, 2002, the Company was in compliance with these covenants.

        During the quarter ended June 15, 2002, the Company repurchased approximately $73 million of its $300 million 7% unsecured senior notes due in 2003. In connection with these repurchases, the Company paid a premium of $3 million on the early extinguishment of debt.

        In April 2002, the Company completed the sale and issuance of $400 million aggregate principal amount 7 1/4% Senior Notes due 2009 (the "Original Notes"). The Original Notes were sold in a private placement under Rule 144A and Regulation S promulgated by the Securities and Exchange Commission ("SEC"). The sale was exempt from the registration requirements of the Securities Act of 1933, as amended. The Company subsequently filed a registration statement with the SEC offering holders of the Original Notes the opportunity to exchange their Original Notes for publicly registered notes (the

"Notes") having substantially identical terms, except for certain restrictions on transfer that pertained only to the Original Notes. On July 23, 2002, this exchange offer expired; all of the Original Notes were tendered in the exchange offer and were accepted. Interest on the Notes will be paid semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2002. The Notes are unsecured senior obligations of the Company and rank equally with the Company's outstanding senior unsecured debt.

        The Company may repurchase some of its previously issued notes. However, the amounts and timing of the Company's actual repurchases may vary significantly depending on various internal and external factors.

        In June 2002, the Company entered into an agreement, subject to the completion of certain events, to sell all of its debt and equity interests in Pascual Hermanos, S.A., a Spanish corporation, held by the Company and its subsidiaries, for a total purchase price of approximately EUR 27.7 million, subject to adjustments. Pascual Hermanos, S.A. grows and distributes fresh vegetables and fruits in Europe. The Company expects the transaction to close in the third quarter of 2002.

        The Company increased its quarterly cash dividend from 10 cents per share to 15 cents per share effective the first quarter of 2002.

        The Company believes that its cash flow from operations, as well as its existing cash balances, revolving credit facilities and access to capital markets will enable it to meet its working capital, capital expenditure, debt maturity, dividend payment and other funding requirements. However, the Company's operating cash flow and access to capital markets can be impacted by many factors outside of its control. In addition to these factors, the Company's borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies. Furthermore, the Company's cash flow could be affected by the potential risks discussed below.

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

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

        As stated previously, in the quarter ended June 15, 2002, the Company repurchased $73 million of its $300 million 7% unsecured senior notes. Further, in the same quarter, the Company issued $400 million of 7 1/4% Senior Notes due in 2009. At June 15, 2002, the estimated fair value of these new notes approximated their face value. Other than the matters discussed above, no material changes have occurred in the market risk disclosure presented in the Company's Annual Report on Form 10-K for the year ended December 29, 2001.

PART II.
OTHER INFORMATION
DOLE FOOD COMPANY, INC.

Item 1. Legal Proceedings

        In the Company's Form 10-Q for the quarter ended October 7, 2000, Dole described certain lawsuits that had been filed in Texas, Louisiana, Mississippi and Hawaii against Dole, several of its competitors and some of the manufacturers of a formerly widely used agricultural chemical called DBCP. In these lawsuits, a large number of foreign nationals allege personal injuries caused by contact with DBCP. The plaintiffs claim that during the 1960's and 1970's they were employees of Dole subsidiaries, competitors and independent local growers. All banana worker cases were removed to federal court and most have been dismissed on the grounds that the plaintiffs' home countries are the more appropriate forums for the claims. The dismissed cases are on appeal. As a result of these rulings, a large number of foreign nationals have brought similar suits relating to the use of DBCP by Dole subsidiaries and others in their home countries. Such lawsuits are currently pending in the Philippines, Honduras, Nicaragua, Costa Rica and Ecuador. Of these foreign lawsuits, the highest potential dollar exposure is in the Nicaraguan cases. In Nicaragua, 303 lawsuits are currently pending against U.S. manufacturers of DBCP and Dole subsidiaries in which 6,901 plaintiffs are each seeking on average several hundred thousand dollars in purported damages from alleged exposure to DBCP. A Dole subsidiary has now been served in 13 of those 303 lawsuits. The majority of the lawsuits were brought pursuant to a statute passed in Nicaragua in October 2000 that contains substantive and procedural provisions that Nicaragua's acting Attorney General has formally opined are unconstitutional. The defendants in these lawsuits, including the Dole subsidiaries, have challenged the constitutionality of the statute in the Nicaraguan courts and would assert similar challenges if any potential Nicaraguan judgment were to come before the courts of the United States or other countries. In addition, Dole, several of its competitors and the manufacturers of DBCP are defending a lawsuit in Hawaii federal district court brought by local residents, in which the plaintiffs seek damages caused by alleged contamination of water wells. As to all such matters, Dole has denied liability and asserted substantial defenses. Although no assurance can be given concerning the outcome of these cases, in the opinion of management, after consultation with legal counsel and based on past experience defending and settling DBCP claims, the pending lawsuits are not expected to have a material adverse effect on Dole's financial condition or results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

        Dole Food Company, Inc. held its Annual Meeting of Stockholders (the "Meeting") on May 16, 2002, at which the Company's stockholders elected the nominated slate of eight directors, each to serve until the next meeting and until his successor has been duly elected and qualified: Mike Curb, David A. DeLorenzo, E. Rolland Dickson, Richard M. Ferry, Lawrence M. Johnson, Lawrence A. Kern, Zoltan Merszei and David H. Murdock.

        Holders of record of the Company's common stock as of March 26, 2002 were entitled to vote at the Meeting. On March 26, 2002, there were 55,954,612 shares of common stock outstanding and entitled to vote and 50,965,829 of such shares were represented at the Meeting. Each of the directors received the votes of at least 98.7% of the shares cast. The shares cast for each director are as follows: Mike Curb: 50,312,939 for and 652,890 withheld; David A. DeLorenzo: 50,313,811 for and 652,018 withheld; E. Rolland Dickson: 50,313,470 for and 652,359 withheld; Richard M. Ferry: 50,314,156 for and 651,673 withheld; Lawrence M. Johnson: 50,314,127 for and 651,702 withheld; Lawrence A. Kern: 50,313,928 for and 651,901 withheld; Zoltan Merszei: 50,314,259 for and 651,570 withheld; and David H. Murdock: 50,313,801 for and 652,028 withheld.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:
None
(b)	Reports on Form 8-K:
On May 16, 2002, Dole Food Company, Inc. filed a Current Report on Form 8-K related to its change in certifying accountant.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 30, 2002	DOLE FOOD COMPANY, INC. REGISTRANT
	By:	/s/ RICHARD J. DAHL Richard J. Dahl Vice President and Chief Financial Officer
	By:	/s/ GIL BOROK Gil Borok Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

QuickLinks

FORM 10-Q
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DOLE FOOD COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in thousands, except per share amounts)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS DOLE FOOD COMPANY, INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION DOLE FOOD COMPANY, INC.
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K