Form 10-Q
period 2002-10-05
DOLE FOOD COMPANY INC
filed 2002-11-19
CIK 18169

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 5, 2002

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 12, 2002
Common Stock, No Par Value	56,175,750

DOLE FOOD COMPANY, INC.
Index

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Quarter Ended
	October 5, 2002	October 6, 2001
Revenues	$1,254,494	$1,208,055
Cost of products sold	1,073,426	1,172,215

Gross margin	181,068	35,840
Selling, marketing and general and administrative expenses	140,083	122,179

Operating income (loss)	40,985	(86,339)
Interest income	3,996	2,203
Other income—net	2,170	253

Earnings (loss) before interest expense and income taxes	47,151	(83,883)
Interest expense	26,802	20,197

Income (loss) from continuing operations before income taxes	20,349	(104,080)
Income taxes	5,699	(178)

Income (loss) from continuing operations	14,650	(103,902)
Income from discontinued operations, net of income taxes of $2,384	—	9,146

Net income (loss)	14,650	(94,756)

Earnings (loss) per common share—basic
Continuing operations	$0.26	$(1.86)
Discontinued operations	—	0.16

Net income (loss)	0.26	(1.70)

Earnings (loss) per common share—diluted
Continuing operations	$0.26	$(1.86)
Discontinued operations	—	0.16

Net income (loss)	0.26	(1.70)

Weighted average number of common shares outstanding—basic	56,137	55,897
Weighted average number of common shares outstanding—diluted	56,591	55,897

See Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Quarters Ended
	October 5, 2002	October 6, 2001
Revenues	$3,432,094	$3,367,459
Cost of products sold	2,871,813	3,039,142

Gross margin	560,281	328,317
Selling, marketing and general and administrative expenses	314,424	292,377

Operating income	245,857	35,940
Interest income	8,596	4,338
Other (expense) income—net	(2,296)	6,419

Earnings before interest expense and income taxes	252,157	46,697
Interest expense	60,799	56,550

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	191,358	(9,853)
Income taxes	53,581	31,310

Income (loss) from continuing operations	137,777	(41,163)
Income from discontinued operations, net of income taxes of $4,632	—	18,093

Income (loss) before cumulative effect of a change in accounting principle	137,777	(23,070)
Cumulative effect of a change in accounting principle	(119,917)	—

Net income (loss)	17,860	(23,070)

Earnings (loss) per common share—basic
Continuing operations	$2.46	$(0.74)
Discontinued operations	—	0.33
Cumulative effect of a change in accounting principle	(2.14)	—

Net income (loss)	0.32	(0.41)

Earnings (loss) per common share—diluted
Continuing operations	$2.44	$(0.74)
Discontinued operations	—	0.33
Cumulative effect of a change in accounting principle	(2.12)	—

Net income (loss)	0.32	(0.41)

Weighted average number of common shares outstanding—basic	56,049	55,892
Weighted average number of common shares outstanding—diluted	56,558	55,892

See Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	October 5, 2002	December 29, 2001
Current assets
Cash and cash equivalents	$682,877	$361,326
Receivables, net of allowances of $88,045 and $89,331	491,534	531,923
Inventories, net	374,978	386,099
Prepaid expenses	40,472	46,430

Total current assets	1,589,861	1,325,778
Investments	79,835	81,061
Property, plant and equipment, net of accumulated depreciation of $880,375 and $856,110	995,951	905,824
Goodwill, net of accumulated amortization of $33,530 and $49,764	132,729	255,946
Other assets	140,480	178,084

Total assets	2,938,856	2,746,693

Current liabilities
Notes payable	$22,608	$17,347
Current portion of long-term debt	231,541	9,792
Accounts payable and accrued liabilities	680,418	787,236

Total current liabilities	934,567	814,375
Long-term debt	883,622	816,124
Other long-term liabilities	348,040	348,146
Minority interests	27,259	32,018
Commitments and contingencies (See Note 9)
Shareholders' equity
Preferred stock, no par value Authorized: 30 million shares, issued and outstanding: none	—	—
Common stock, no par value Authorized: 80 million shares, 56.2 million shares issued and outstanding at October 5, 2002 and 55.9 million shares issued and outstanding at December 29, 2001	316,816	316,512
Additional paid-in capital	65,398	57,220
Retained earnings	439,339	446,689
Accumulated other comprehensive loss	(76,185)	(84,391)

Total shareholders' equity	745,368	736,030

Total liabilities and shareholders' equity	2,938,856	2,746,693

See Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Quarters Ended
	October 5, 2002	October 6, 2001
Operating activities
Net income (loss)	$17,860	$(23,070)
Less: Income from discontinued operations, net of income taxes	—	(18,093)
Add: Cumulative effect of a change in accounting principle	119,917	—

Income (loss) from continuing operations	137,777	(41,163)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	81,717	93,986
Deferred income taxes	24,155	24,852
Asset write-downs	—	64,773
Gain on sale of available-for-sale securities	—	(8,173)
Equity earnings, net of distributions	(7,921)	(1,213)
Stock compensation expense	1,387	—
Other	1,521	1,851
Change in operating assets and liabilities, net of effects from acquisitions, dispositions and non-cash transactions:
Receivables	27,303	40,931
Inventories	(3,936)	60,663
Prepaid expenses and other assets	10,288	2,247
Accounts payable and accrued liabilities	(74,412)	(13,688)
Other	1,710	12,502

Cash flow provided by operating activities of continuing operations	199,589	237,568
Cash flow provided by operating activities of discontinued operations	—	9,923

Cash flow provided by operating activities	199,589	247,491

Investing activities
Proceeds from sale of available-for-sale securities	—	34,411
Investments in available-for-sale securities	—	(26,238)
Proceeds from sales of assets	23,174	19,362
Net proceeds from sale of businesses	24,321	—
Capital additions	(183,521)	(70,198)
Proceeds from sale of investments	3,665	—
Purchases of investments	(767)	(2,093)

Cash flow used in investing activities of continuing operations	(133,128)	(44,756)
Cash flow used in investing activities of discontinued operations	—	(8,519)

Cash flow used in investing activities	(133,128)	(53,275)

Financing activities
Repurchase of notes	(110,133)	—
Short-term debt borrowings	29,531	8,485
Short-term debt repayments	(35,502)	(27,971)
Long-term debt borrowings	400,277	2,361
Long-term debt repayments	(11,529)	(148,821)
Cash dividends paid	(25,210)	(16,755)
Issuance of common stock	4,236	175

Cash flow provided by (used in) financing activities of continuing operations	251,670	(182,526)
Cash flow used in financing activities of discontinued operations	—	(1,404)

Cash flow provided by (used in) financing activities	251,670	(183,930)

Effect of foreign exchange rate changes on cash	3,420	(859)

Increase in cash and cash equivalents	321,551	9,427
Cash and cash equivalents at beginning of period	361,326	25,151

Cash and cash equivalents at end of period	682,877	34,578

See Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (the "Company" or "Dole") include all adjustments necessary, including adjustments that are of a normal recurring nature, to present fairly the Company's financial position as of October 5, 2002 and December 29, 2001, its results of operations for the quarters and three quarters ended October 5, 2002 and October 6, 2001 and its cash flows for the three quarters then ended. The Company operates under a 52/53 week year and the quarters ended October 5, 2002 and October 6, 2001 are sixteen weeks in duration. All other fiscal quarters are twelve weeks in duration. For a summary of significant accounting policies used in the preparation of these financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of the Company's Annual Report on Form 10-K ("10-K") for the year ended December 29, 2001.

  Interim results are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full year. The Company's operations are sensitive to a number of factors including weather-related phenomena and their effects on industry volumes, prices, product quality and costs. Operations are also sensitive to fluctuations in currency exchange rates in both sourcing and selling locations as well as economic crises and security risks in developing countries. For additional information on market risks and related matters affecting the Company's financial position and results of operations, refer to Items 7 and 7A of the Company's 10-K for the year ended December 29, 2001.

  Certain prior year amounts have been reclassified to conform with the 2002 presentation.

2.    BUSINESS SEGMENT INFORMATION

  The Company has four primary reportable operating segments: fresh fruit, fresh vegetables, packaged foods and fresh-cut flowers. These reportable segments are managed separately due to differences in their products, production processes, distribution channels and customer bases.

  Management evaluates and monitors segment performance primarily through earnings before interest expense and income taxes ("EBIT"). Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to the Company as a whole. EBIT is not defined under accounting principles generally accepted in the United States ("GAAP") and should not be considered in isolation or as a substitute for net income or cash flow measures prepared in accordance with GAAP or as a measure of the Company's profitability or liquidity. Additionally, the Company's computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate EBIT in the same fashion.

  Revenues and EBIT for the reportable operating segments and corporate and other were as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	October 5, 2002	October 6, 2001	October 5, 2002	October 6, 2001
Revenues
Fresh fruit	$782,241	$749,029	$2,171,246	$2,139,038
Fresh vegetables	232,121	234,021	652,788	646,283
Packaged foods	186,127	170,233	444,062	394,396
Fresh-cut flowers	41,879	47,796	140,531	160,554
Other	12,126	6,976	23,467	27,188

	1,254,494	1,208,055	3,432,094	3,367,459

EBIT
Fresh fruit	$43,677	$(33,185)	$189,340	$46,653
Fresh vegetables	18,400	(10,640)	75,412	41,388
Packaged foods	19,198	2,591	44,665	8,774
Fresh-cut flowers	(7,044)	(19,778)	(5,820)	(10,799)

Total operating segments	74,231	(61,012)	303,597	86,016
Corporate and other	(27,080)	(22,871)	(51,440)	(39,319)

	47,151	(83,883)	252,157	46,697

  Corporate and other EBIT includes general and administrative costs not allocated to operating segments. In the three quarters ended October 6, 2001, the Company recognized $133 million of expenses related to business reconfiguration programs. Of the total $133 million expense, $74 million was recognized in the fresh fruit segment, $34 million was recognized in the fresh vegetables segment, $17 million was recognized in the packaged foods segment, $7 million was recognized in the fresh-cut flowers segment and $1 million was recognized in other operating segments. In the three quarters ended October 6, 2001, corporate and other EBIT also included a gain on the sale of available-for-sale securities of $8 million.

  Total assets for the reportable operating segments and corporate and other were as follows (in thousands):

	October 5, 2002	December 29, 2001
Assets
Fresh fruit	$1,508,848	$1,407,979
Fresh vegetables	260,913	340,975
Packaged foods	333,644	355,499
Fresh-cut flowers	156,958	288,142

Total operating segments	2,260,363	2,392,595
Corporate and other	678,493	354,098

	2,938,856	2,746,693

3.    INVENTORIES

  The major classes of inventory, net of reserves of $12,116 and $10,650, respectively, were as follows (in thousands):

	October 5, 2002	December 29, 2001
Inventories
Finished products	$173,007	$157,776
Raw materials and work in progress	100,065	110,989
Crop growing costs	43,805	55,251
Operating supplies and other	58,101	62,083

	374,978	386,099

4.    EARNINGS PER SHARE

  The weighted average number of shares outstanding used to calculate diluted earnings per share include the dilutive effect of stock options. For both the quarter and three quarters ended October 5, 2002, stock options for approximately 1.1 million shares, and for both the quarter and three quarters ended October 6, 2001, stock options for approximately 1.9 million shares were excluded from the diluted earnings per share calculation, as these options were anti-dilutive.

5.    COMPREHENSIVE INCOME

  The Company recognized comprehensive income (loss) as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	October 5, 2002	October 6, 2001	October 5, 2002	October 6, 2001
Net income (loss)	$14,650	$(94,756)	$17,860	$(23,070)
Unrealized foreign currency translation net gain (loss)	4,716	(638)	13,811	(9,681)
Reclassification of translation losses realized upon the disposition of foreign entities	7,007	—	7,007	—
Unrealized net loss on cash flow hedging instruments	(2,348)	(39)	(12,612)	(983)

Comprehensive income (loss)	24,025	(95,433)	26,066	(33,734)

6.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

  In November 2001, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-9"). This consensus requires companies to report certain consideration given by a vendor to a customer as a reduction in revenues rather than as marketing expense. This consensus was required to be adopted no later than the first quarter of 2002 and upon adoption, companies were required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement classification requirements of the consensus. The Company adopted the provisions of EITF 01-9 during the first quarter of 2002. The impact of the adoption was limited to reclassifications of costs previously included in selling, marketing and general and administrative expenses as a reduction of revenues. The change in presentation had no impact on the Company's reported operating or net income. Prior year comparative amounts have been reclassified to comply with EITF 01-9. The effect of the adoption of EITF 01-9 was a reduction of $39 million and $99 million, respectively, in both revenues and selling, marketing and general and administrative expenses for the previously reported quarter and three quarters ended October 6, 2001.

  In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("FAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FAS 145 rescinds both Statement of Financial Accounting Standards No. 4 ("FAS 4"), "Reporting Gains and Losses from Extinguishment of Debt" and Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." In so doing, FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated, and if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. FAS 145 amends Statement of Financial Accounting Standards No. 13 ("FAS 13"), "Accounting for Leases" to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of FAS 145 related to the rescission of FAS 4 are effective for fiscal years beginning after May 15, 2002. The provisions of FAS 145 related to the amendment of FAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of FAS 145 are effective for financial statements issued on or after May 15, 2002. The Company early adopted the provisions of FAS 145 and included losses from early retirement of debt of $0.9 million and $3.4 million, respectively, for the quarter and three quarters ended October 5, 2002 in other (expense) income-net in the Condensed Consolidated Statements of Operations.

  In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("FAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). This statement requires that the fair value of an initial liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when the entity commits to an exit plan, thereby eliminating the definition and requirements for recognition of exit costs. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is in the process of evaluating the impact of this statement and does not believe that its adoption will have a material impact on the Company's consolidated statements of operations or financial position.

7.    GOODWILL AND INTANGIBLE ASSETS

  In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 ("FAS 141"), "Business Combinations" and No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets." These statements, among other things, eliminate the pooling of interests method of accounting for business combinations as of June 30, 2001 and eliminate the amortization of goodwill for all fiscal years beginning after December 15, 2001. The Company adopted FAS 141 and FAS 142 with respect to new goodwill as of July 1, 2001 and adopted FAS 142 with respect to existing goodwill as of December 30, 2001, the first day of its 2002 fiscal year. The adoption of FAS 141 did not impact the Company's financial condition or results of operations. In accordance with FAS 142, existing goodwill was amortized through fiscal 2001. Upon the adoption of FAS 142, the Company ceased amortizing existing goodwill.

  During the second quarter of 2002, the Company completed the two-step process of the transitional goodwill impairment test prescribed in FAS 142 with respect to existing goodwill. The first step of the transitional goodwill impairment test involved a comparison of the fair value of each of the Company's reporting units, as defined under FAS 142, with its carrying amount. If the carrying amount exceeded the fair value of a reporting unit, the Company was required to perform the second step of the transitional goodwill impairment test. As a result of the outcome of the first step relative to the fresh-cut flowers reporting unit, the Company was required to perform the second step of the transitional goodwill impairment test for this reporting unit. The second step involved comparing the implied fair value of the fresh-cut flowers reporting unit's goodwill to its carrying value to measure the amount of impairment. The transitional goodwill impairment test resulted in the Company recognizing a non-cash transitional goodwill impairment charge of $120 million related entirely to the fresh-cut flowers reporting unit. As required by FAS 142, the $120 million charge is retroactively reflected as a cumulative effect of a change in accounting principle in the Company's Condensed Consolidated Statement of Operations for the three quarters ended October 5, 2002. There was no income tax effect on the impairment charge as the charge primarily related to goodwill in foreign operations where the Company believes it is more likely than not that future taxable income in these operations will not be sufficient to realize the related income tax benefits associated with the charge. The charge represented a total write-off of the goodwill in the fresh-cut flowers reporting unit. The fair value of the fresh-cut flowers reporting unit was determined based on discounted cash flows that the business expects to generate in the future. The circumstances leading to the goodwill impairment in the fresh-cut flowers reporting unit include the fact that the flower industry is less attractive than the Company had expected in 1998 when it made its acquisitions in this industry and that the Company's progress in integrating the acquired businesses has been slower than expected.

  The following presents a reconciliation of reported net income and earnings per share from continuing operations, adjusted to exclude goodwill amortization (in thousands, except per share amounts). The goodwill amortization associated with discontinued operations was immaterial.

	Quarter Ended		Three Quarters Ended
	October 5, 2002	October 6, 2001	October 5, 2002	October 6, 2001
Net income (loss) from continuing operations before cumulative effect of a change in accounting principle, as reported	$14,650	$(103,902)	$137,777	$(41,163)
Add: goodwill amortization	—	3,638	—	8,728

Adjusted net income (loss) from continuing operations before cumulative effect of a change in accounting principle	14,650	(100,264)	137,777	(32,435)
Cumulative effect of a change in accounting principle	—	—	(119,917)	—

Adjusted net income (loss) from continuing operations	14,650	(100,264)	17,860	(32,435)

Earnings per share from continuing operations before cumulative effect of a change in accounting principle, as reported—basic	$0.26	$(1.86)	$2.46	$(0.74)
Add: goodwill amortization	—	0.07	—	0.16

Adjusted earnings per share from continuing operations before cumulative effect of a change in accounting principle—basic	0.26	(1.79)	2.46	(0.58)
Cumulative effect of a change in accounting principle	—	—	(2.14)	—

Adjusted earnings per share from continuing operations—basic	0.26	(1.79)	0.32	(0.58)

Earnings per share from continuing operations before cumulative effect of a change in accounting principle, as reported—diluted	$0.26	$(1.86)	$2.44	$(0.74)
Add: goodwill amortization	—	0.07	—	0.16

Adjusted earnings per share from continuing operations before cumulative effect of a change in accounting principle—diluted	0.26	(1.79)	2.44	(0.58)
Cumulative effect of a change in accounting principle	—	—	(2.12)	—

Adjusted earnings per share from continuing operations—diluted	0.26	(1.79)	0.32	(0.58)

  The following table displays the changes in the carrying amount of goodwill by operating segment for the three quarters ended October 5, 2002 (in thousands):

	Balance December 29, 2001	Impairment Charge	Dispositions	Foreign Exchange and Other	Balance October 5, 2002
Fresh fruit	$132,553	$—	$—	$176	$132,729
Packaged foods	3,476	—	(3,476)	—	—
Fresh-cut flowers	119,917	(119,917)	—	—	—

	255,946	(119,917)	(3,476)	176	132,729

  The $3.5 million disposition of goodwill relates to the sale of Saman S.A. ("Saman"), as discussed in Note 12.

8.    DIVIDENDS

  The Company's historical policy is to pay quarterly dividends on its common shares based on current and expected earnings, cash needs of the Company and future prospects. In December 2001, the Company's Board of Directors approved a plan to increase the quarterly dividend paid to stockholders by 50% from 40 cents to 60 cents. As a result, effective the first quarter of 2002, quarterly dividends on common shares are paid at an annual rate of 60 cents per share. During the first three quarters of 2002, the Company declared and paid dividends of approximately $25 million on its common shares representing its regular quarterly dividends for the first, second and third quarters of 15 cents per share. During the first three quarters of 2001, the Company declared dividends of approximately $22 million on its common shares representing its regular quarterly dividends of 10 cents per share for the four quarters of 2001. As of October 6, 2001, approximately $17 million of these declared dividends were paid.

9.    COMMITMENTS AND CONTINGENCIES

  Dole is involved from time to time in various claims and legal actions incidental to its operations, both as plaintiff and defendant. In the opinion of management, after consultation with outside counsel, none of the claims or actions to which Dole is a party is expected to have a material adverse effect on Dole's financial condition or results of operations.

  Dole has established what management currently believes to be adequate reserves for pending legal matters. Dole establishes legal reserves as part of its on-going assessment of claims and legal actions on a worldwide basis. These on-going assessments take into consideration such items as changes in the pending case load (including resolved and new matters), opinions of legal counsel, individual developments in court proceedings, changes in the law, changes in business focus, changes in the litigation environment, changes in opponent strategy and tactics, and new developments as a result of on-going discovery. Changes in reserves, both up and down, are part of the ordinary, recurring course of business, in which management after consultation with legal counsel is required to make estimates of various amounts for business and strategic planning purposes, as well as for accounting and SEC reporting purposes. These changes are reflected in the reported earnings of the Company each quarter. The litigation reserves at any moment reflect updated assessments of the then existing pool of claims and legal actions.

  A significant part of Dole's legal reserves concerns certain lawsuits in which Dole and/or certain of its subsidiaries or affiliates is a defendant pending in the United States and in several foreign countries, alleging injury as a result of exposure to the agricultural chemical DBCP (1,2-dibromo-3-chloropropane). Dole has described these lawsuits in its Form 10-Q for the quarter ended October 7, 2000, and in subsequent periodic filings. The DBCP reserve has been calculated after consultation with legal counsel, using an estimation model which derives Dole's net liability exposure taking into account the details of all pending DBCP litigation and Dole's past experience defending and settling DBCP claims at its share of cost. The assessment of Dole's DBCP litigation exposure, as with Dole's other legal reserves, is an on-going one, in light of the active 842 lawsuits currently pending in the USA, Latin America and the Philippines. Reserve adjustments will continue to be made in the future, as necessary.

  The following is a status update concerning the DBCP cases. DBCP was manufactured by several chemical companies including Dow and Shell and registered by the U.S. government for use on food crops. Dole and other growers applied DBCP on banana farms in Latin America and in the Philippines and on pineapple farms in Hawaii. Specific periods of use varied among the different countries. Dole halted all purchases of DBCP, including for use in foreign countries, when the U.S. EPA cancelled the registration for DBCP use in the United States in 1979. That cancellation was based in part on the apparent link between male sterility and exposure to DBCP among factory workers producing the product in 1977, as well as early product testing done by the manufacturers showing testicular effects on animals exposed to DBCP. To date, there is no reliable evidence demonstrating that field application of DBCP led to sterility among farm workers, although that claim is made in the pending lawsuits. Nor is there any reliable scientific evidence that DBCP causes any other injuries in humans, although plaintiffs in the various actions described below assert claims based on cancer, birth defects and other general illnesses.

  There are nine DBCP cases currently pending in various jurisdictions in the United States alleging injury as a result of exposure to DBCP. The manufacturers of DBCP as well as other growers have also been named as defendants in these lawsuits, although these defendants have settled some of the claims against them. On July 16, 2002, the federal district court in Louisiana denied Dole's forum non conveniens motion to dismiss in one of the nine cases, and has set that case for trial in June 2003. On November 12, 2002, the U.S. Court of Appeals for the Fifth Circuit issued an order denying mandamus without prejudice so that the district court might reconsider its denial of Dole's motion to dismiss. The Fifth Circuit pointed to its own dismissal, on the grounds of forum non conveniens, of "a case largely similar to the instant one." In the Philippines, there are currently five DBCP lawsuits pending involving approximately 38,000 individuals seeking approximately $4.2 billion in purported damages. Approximately $4 billion of this $4.2 billion arises from a single lawsuit involving approximately 35,000 individuals that was ordered dismissed without prejudice on procedural grounds by a court of appeals in the Philippines on October 3, 2002, which the plaintiffs have the right to appeal. Though Dole has not been served, Dole is aware of one lawsuit in Guatemala by two plaintiffs seeking approximately $4 million. There are two lawsuits with 2,250 plaintiffs seeking approximately $113 million in Honduras, where Dole has also been in discussions with the Honduran Government pertaining to a possible settlement program involving potential claimants in Honduras. There is one lawsuit pending in Ecuador, in which 37 plaintiffs are seeking approximately $4 million. There are 524 individual labor cases in Costa Rica.

  In Nicaragua, Dole is aware of 295 DBCP lawsuits now pending against U.S. DBCP manufacturers, Dole and other banana growers, in which a total of 6,544 plaintiffs are now seeking approximately $9.6 billion in purported damages. Dole has been served in 31 cases of the 295 pending, 17 of which were served on October 4, 2002. Nine of the 31 served cases have been consolidated into one case before a trial court in Managua and Dole is actively defending that case. The majority of the lawsuits were brought pursuant to an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua's acting Attorney General formally opined are unconstitutional. The defendants in the Nicaraguan lawsuits, including Dole, have challenged the constitutionality of the statute in the Nicaraguan courts and would assert similar challenges if any potential Nicaraguan judgment were to come before U.S. or other courts.

  As to all the DBCP matters, Dole has denied liability and asserted substantial defenses. Although no assurance can be given concerning the outcome of these cases, in the opinion of management, after consultation with legal counsel and based on past experience defending and settling DBCP claims, the pending lawsuits are not expected to have a material adverse effect on Dole's financial condition or results of operations.

10.  RECONFIGURATION COSTS

  In 2001, the Company implemented business reconfiguration programs resulting in $133 million of expenses that were recognized as a component of cost of products sold in the Condensed Consolidated Statements of Operations. Of the $133 million of expenses, $28 million was recognized in the second quarter of 2001 for the shutdown and related asset sales of the Company's California deciduous and Pacific Northwest apples operations, including packinghouses, ranches and orchards in California and Washington. The remaining $105 million was recognized in the third quarter of 2001 and included costs associated with the planned divestiture of the Company's Pascual Hermanos, S.A. ("Pascual Hermanos") vegetables subsidiary in Spain and certain other non-core businesses in Europe, as well as the downsizing of banana and flower operations in Latin America and banana production in the Philippines. The assets impacted by these reconfiguration programs were to be disposed of either by sale or closure. In connection with these reconfiguration programs, 2,906 management and production employees in the Company's operations were initially identified for termination. The majority of the employees identified for termination worked in Pascual Hermanos and the banana and fresh-cut flowers businesses in Latin America.

  As discussed in Note 12, the Company sold all of its interest in Pascual Hermanos in the third quarter of 2002. As part of this transaction, the buyer relieved the Company of approximately $20 million of severance liabilities related to Pascual Hermanos employees. As a result, the Company included the severance accruals as part of the net assets in the computation of the sale calculation. Approximately 1,489 employees of the 2,906 employees that were originally identified for termination by the Company worked at Pascual Hermanos. As of October 5, 2002, 1,391 employees, not including the employees of Pascual Hermanos noted previously, had been severed under the Company's 2001 reconfiguration program. The remaining employees are expected to be severed by the end of 2002.

  The amounts recorded, utilized and accrued as of October 5, 2002 in each asset, liability and expense category are as follows (in thousands):

	2001 Expense	Adjustments	Utilized to Date	Accrued as of October 5, 2002
Property, plant and equipment	$60,527	$—	$60,527	$—
Goodwill	4,246	—	4,246	—
Long-term advances	6,881	—	6,881	—
Receivables and other assets	18,882	—	18,882	—
Accrued costs:
Employee severance	31,878	(20,079)	10,933	866
Contract terminations	4,292	(386)	3,732	174
Other accrued costs	5,978	(679)	2,054	3,245

Total business reconfiguration costs	132,684	(21,144)	107,255	4,285

  Of the total $133 million reconfiguration expense, the Company recognized approximately $90 million in non-cash charges and made cash payments of approximately $17 million through October 5, 2002. Adjustments represent accruals, including the severance accrual discussed above, that were no longer required as a result of the sale of Pascual Hermanos.

11.  DISCONTINUED OPERATIONS

  On November 28, 2001, the Company disposed of its 97% interest in the capital stock of Cervecería Hondureña S.A., a Honduran corporation principally engaged in the beverage business in Honduras ("CHSA" or the "Honduran beverage business"). Such interest in CHSA had been held by two subsidiaries of the Company. The disposition was accomplished by means of a stock exchange transaction with a subsidiary of South African Breweries plc. Subsequent to the stock exchange transaction, the Company received $537 million of cash. The Company's Condensed Consolidated Financial Statements for the quarter ended and first three quarters ended October 6, 2001 have been restated to reflect the Honduran beverage business as a discontinued business segment in accordance with APB 30. Revenues and EBIT related to these discontinued operations were $85 million and $14 million, respectively, for the quarter ended October 6, 2001 and $203 million and $29 million, respectively, for the three quarters ended October 6, 2001.

12.  DISPOSITIONS

  In September 2002, the Company sold all of its interest in Pascual Hermanos, a Spanish corporation, including 91% of the capital stock thereof, for a total purchase price of approximately EUR 27.0 million or $26.6 million. Pascual Hermanos is a fresh vegetables business in Spain and its financial results are included in the fresh vegetables reporting segment. In the third quarter of 2002, the Company recorded a gain on this sale of approximately $4.3 million, net of transaction expenses. The gain is a part of operating income and is included in selling, marketing and general and administrative expenses. Revenues related to Pascual Hermanos for the quarter and three quarters ended October 5, 2002 were $2 million and $26 million, respectively. Operating loss related to Pascual Hermanos for the quarter ended October 5, 2002, was $1 million and operating income for the three quarters ended October 5, 2002 was $4 million.

  On October 1, 2002, the Company sold its wholly owned subsidiary, Saman, for $3 million in cash. Saman is a European dried fruit and nut processor held for sale since 2001 and its financial results are included in the packaged foods reporting segment. In the third quarter of 2002, the Company recorded a loss on the sale of approximately $4.1 million, net of transaction expenses. The loss is a part of operating income and is included in selling, marketing and general and administrative expenses. Revenues related to Saman for the quarter and three quarters ended October 5, 2002 were $11 million and $27 million, respectively. Operating losses related to Saman for the quarter and three quarters ended October 5, 2002 were $2 million and $4 million, respectively.

13.  LEASES

  On March 25, 2002, the Company purchased eight vessels previously under an operating lease agreement, which expired, for $121 million.

  The Company renewed the provisions of some of its container leases in the third quarter of 2002 for approximately $15 million. As a result of this renewal, the Company had containers under capital lease for a total of $37 million at October 5, 2002.

14.  INCOME TAXES

  The Company's effective tax rate differs from the U.S. federal statutory rate primarily due to earnings from operations being taxed in foreign jurisdictions at a net effective rate lower than the U.S. rate. No U.S. taxes have been provided on these earnings because such earnings are considered permanently invested outside the U.S.

  During the third quarter and first three quarters of 2002, the Company's effective tax rate was 28%. The effective tax rate for the third quarter and first three quarters of 2002 varied from the effective tax rate of the comparable prior year periods. The variance is primarily due to the $105 million business reconfiguration expense recorded in the third quarter of 2001. The majority of this business reconfiguration expense relates to foreign tax jurisdictions. A valuation allowance was established to offset deferred tax assets related to the business reconfiguration expense in jurisdictions where the Company has determined that it is more likely than not that these benefits will not be realized.

15.  LONG-TERM DEBT

  During the three quarters ended October 5, 2002, the Company repurchased approximately $90 million of its $300 million 7% unsecured senior notes due in 2003 and approximately $20 million of its $175 million 7.875% unsecured debentures due in 2013. In connection with these repurchases, the Company recorded a loss on early retirement of debt of $3.4 million.

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

16.  TRANSACTION PROPOSAL

  On September 22, 2002, David H. Murdock, the Company's Chairman and Chief Executive Officer, presented a proposal to the Company's Board of Directors to acquire the approximately 76% of the common stock of the Company not already owned by Mr. Murdock or his family for $29.50 per share in cash. On October 23, 2002, the Special Committee of the Company's Board of Directors stated that it would not approve a transaction at the $29.50 price. However, the Special Committee has commenced negotiations with Mr. Murdock to determine if an increase in the offer price can be achieved that the Special Committee can approve. At the same time, the Special Committee directed Goldman Sachs to contact potential financial and strategic buyers. Also on October 23, Mr. Murdock signed a standstill agreement with the Company for a specified period, which requires him to give the Company five business days' notice before increasing his beneficial ownership stake in Dole above 25% or entering into an agreement to do so, except that he is permitted to make a tender offer without giving the five business days' notice if a tender offer by a third party has already been commenced. Mr. Murdock stated that his offer would expire if a definitive agreement was not signed by November 6, 2002. Mr. Murdock has extended the deadline for his offer to December 4, 2002, reserving his right to terminate his proposal before this deadline.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLE FOOD COMPANY, INC.

Results of Operations

        Management evaluates and monitors segment performance primarily through earnings before interest expense and income taxes ("EBIT"). Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to the Company as a whole. EBIT is not defined under accounting principles generally accepted in the United States ("GAAP") and should not be considered in isolation or as a substitute for net income or cash flow measures prepared in accordance with GAAP or as a measure of the Company's profitability or liquidity. Additionally, the Company's computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate EBIT in the same fashion.

Fresh Fruit

        Fresh fruit revenues for the first three quarters of 2002 compared with the first three quarters of 2001 increased to $2.17 billion from $2.14 billion. Revenues for the third quarter of 2002 increased to $782 million from $749 million for the third quarter of 2001. The increase in fresh fruit revenues in the third quarter was primarily due to higher pricing for bananas sold in Asia, higher volumes in the European ripening and distribution business and higher volumes of DOLE PREMIUM SELECT® pineapples. Revenues also increased as a result of favorable foreign currency exchange rates, primarily from the euro-to-U.S. dollar exchange rate. The favorable foreign currency exchange rates impacted the quarter by approximately $27 million. These increases were partially offset by lower volumes of bananas sold in Europe, lower pricing and flat volumes of bananas sold in North America, and the winding down of the Company's California deciduous and Pacific Northwest apples operations. The increase in revenues for the first three quarters of 2002 was a result of similar factors as in the third quarter.

        Fresh fruit EBIT for the first three quarters of 2002 increased to $189 million from $47 million for the first three quarters of 2001. EBIT for the third quarter of 2002 increased to $44 million from a loss of $33 million for the third quarter of 2001. EBIT increased for both the third quarter and first three quarters of 2002, primarily due to the same factors that drove the increase in revenues. In addition, EBIT for third quarter and year-to-date 2002 benefited from the absence of $49 million and $74 million, respectively, of business reconfiguration expenses included in third quarter and year-to-date 2001 EBIT. EBIT in the third quarter and first three quarters of 2002 also increased compared to prior year due to $2 million and $5 million, respectively, of goodwill amortization not recorded in the third quarter and the first three quarters of 2002, as a result of the Company's adoption of Statement of Financial Accounting Standards No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets" at the beginning of 2002.

Fresh Vegetables

        Fresh vegetables revenues for the first three quarters of 2002 increased to $653 million from $646 million for the first three quarters of 2001. Revenues for the third quarter of 2002 decreased to $232 million from $234 million for the third quarter of 2001. The decrease in third quarter revenues was mainly attributable to lower North American commodity vegetable prices, partially offset by higher volumes in the packaged salads business. The increase in year-to-date revenue was mainly attributable to higher packaged salads volume due to continued category growth, offset by lower commodity vegetable volumes and lower sales due to the disposition of all of the Company's interest in Pascual Hermanos, S.A. ("Pascual Hermanos"). Revenues for the third quarter and year-to-date were also unfavorably impacted by higher marketing expenses, which are treated as a reduction of revenues as required under Emerging

Issues Task Force Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-9").

        Fresh vegetables EBIT for the first three quarters of 2002 increased to $75 million from $41 million for the first three quarters of 2001. EBIT for the third quarter of 2002 increased to $18 million from a loss of $11 million for the third quarter of 2001. EBIT for the third quarter and year-to-date 2002 benefited from the absence of $34 million of business reconfiguration expenses included in the third quarter and year-to-date 2001 EBIT. After considering the impact of the 2001 business reconfiguration expense, EBIT for the third quarter decreased compared to prior year due primarily to lower commodity vegetable pricing. This was partially offset by higher volumes in the packaged salads business and the gain recorded on the sale of Pascual Hermanos. EBIT for the first three quarters of 2002 was flat compared to the prior year primarily because of the same factors affecting third quarter EBIT.

        In September 2002, the Company sold all of its interest in Pascual Hermanos, a Spanish corporation, including 91% of the capital stock thereof, for a total purchase price of approximately EUR 27.0 million or $26.6 million. Pascual Hermanos is a fresh vegetables business in Spain. In the third quarter of 2002, the Company recorded a gain on this sale of approximately $4.3 million, net of transaction expenses. The gain is a part of operating income and is included in selling, marketing and general and administrative expenses. Revenues related to Pascual Hermanos for the quarter and three quarters ended October 5, 2002 were $2 million and $26 million, respectively. Operating loss related to Pascual Hermanos for the quarter ended October 5, 2002, was $1 million and operating income for the three quarters ended October 5, 2002 was $4 million.

Packaged Foods

        Packaged foods revenues for the first three quarters of 2002 increased to $444 million from $394 million for the first three quarters of 2001. Revenues for the third quarter of 2002 increased to $186 million from $170 million for the third quarter of 2001. The increase in revenues for the third quarter and first three quarters of 2002 was due to higher volumes from the continued success of the Company's FRUIT BOWLS® and FRUIT-N-GEL BOWLS™ products. The increase in revenues was partially offset by higher marketing expenses, which are treated as a reduction of revenues as required under EITF 01-9.

        EBIT in the packaged foods segment for the first three quarters of 2002 increased to $45 million from $9 million for the first three quarters of 2001. EBIT for the third quarter of 2002 increased to $19 million from $3 million for the third quarter of 2001. EBIT for the third quarter and year-to-date 2002 benefited from the absence of $14 million and $17 million, respectively, of business reconfiguration expenses included in the third quarter and year-to-date 2001 EBIT. Third quarter and year-to-date EBIT for packaged foods increased compared to prior year after considering the impact of the 2001 business reconfiguration expenses. The increases in EBIT were due to higher volumes from the continued success of the FRUIT BOWLS® and FRUIT-N-GEL BOWLS™ products and lower product costs for most products. The increases were partially offset by the loss recorded on the sale of Saman S.A. ("Saman") during the third quarter of 2002.

        On October 1, 2002, the Company sold its wholly owned subsidiary, Saman, for $3 million in cash. Saman is a European dried fruit and nut processor held for sale since 2001. In the third quarter of 2002, the Company recorded a loss on the sale of approximately $4.1 million, net of transaction expenses. The loss is a part of operating income and is included in selling, marketing and general and administrative expenses. Revenues related to Saman for the quarter and three quarters ended October 5, 2002 were $11 million and $27 million, respectively. Operating losses related to Saman for the quarter and three quarters ended October 5, 2002 were $2 million and $4 million, respectively.

Fresh-Cut Flowers

        Fresh-cut flowers revenues for the first three quarters of 2002 decreased to $141 million from $161 million for the first three quarters of 2001. Revenues for the third quarter of 2002 decreased to $42 million from $48 million for the third quarter of 2001. The decreases in third quarter and year-to-date revenues were attributable to lower volumes and pricing.

        EBIT in the fresh-cut flowers segment for the first three quarters of 2002 increased to a loss of $6 million from a loss of $11 million for the first three quarters of 2001. EBIT for the third quarter of 2002 increased to a loss of $7 million from a loss of $20 million for the third quarter of 2001. EBIT for the third quarter and year-to-date 2002 benefited from the absence of $7 million of business reconfiguration expenses included in the third quarter and year-to-date 2001 EBIT. EBIT also improved in the third quarter of 2002 due to lower operating costs primarily as a result of the closure of six production farms. Year-to-date EBIT decreased compared to prior year after considering the impact of the business reconfiguration expense, primarily as a result of lower sales volumes and pricing. In addition, 2002 EBIT benefited as the Company did not record goodwill amortization related to fresh-cut flowers of $1 million and $3 million in the third quarter and first three quarters ended October 5, 2002, respectively, as a result of the Company's adoption of FAS 142 at the beginning of 2002.

Corporate and Other

        Corporate and other EBIT decreased in the first three quarters of 2002 to a loss of $51 million from a loss of $39 million for the first three quarters of 2001. The decrease in year-to-date EBIT is largely due to approximately $9 million of higher legal costs attributed to lawsuits filed against the Company related to its past use of an agricultural chemical called DBCP as discussed further in Part II, Item 1 "Legal Proceedings" section of this Form 10-Q. Year-to-date EBIT also decreased as the Company recorded a loss on the early retirement of debt of approximately $3.4 million in 2002. Additionally, 2001 year-to-date EBIT included an $8 million gain on available-for-sale securities. These increases were offset by lower consulting fees and higher interest income. Corporate and other EBIT decreased in the third quarter of 2002 to a loss of $27 million from a loss of $23 million in the third quarter of 2001. The decrease in third quarter EBIT is due to primarily the same factors affecting year-to-date EBIT.

Business Reconfiguration Activities

        During the first quarter of 2001, the Company undertook an extensive cost savings initiative and engaged the Boston Consulting Group to assist in performing strategic and operational reviews of its banana and fresh-cut flowers businesses and in implementing programs to enhance profitability and achieve consolidated savings from global strategic sourcing and logistics. The Company completed these reconfiguration reviews in the fourth quarter of 2001. The actions taken as a result of these reviews resulted in $133 million of expenses for 2001 recognized as a component of cost of products sold in the Condensed Consolidated Statements of Operations. Of the $133 million of expenses, $28 million was recognized in the second quarter of 2001 for the shutdown and related asset sales of the Company's California deciduous and Pacific Northwest apples operations, including packinghouses, ranches and orchards in California and Washington. The remaining $105 million was recognized in the third quarter of 2001 and included costs associated with the planned divestiture of the Company's Pascual Hermanos fresh vegetables subsidiary in Spain and certain other non-core businesses in Europe, as well as the downsizing of banana and flower operations in Latin America and banana production in the Philippines. The assets impacted by these reconfiguration programs were to be disposed of either by sale or closure. A majority of the costs associated with these programs consisted of asset impairments necessary to write certain assets down to fair value, less costs to sell. Also included in the $133 million of expense was $42 million of accrued costs for employee severance, contract terminations and other costs associated with divestiture, closure and other reconfiguration activities. In connection with these reconfiguration programs, 2,906 management and production employees in the Company's operations were initially identified for termination. The majority of the employees identified for termination worked in Pascual Hermanos and the banana and fresh-cut flowers businesses in Latin America.

        In the third quarter of 2002, the Company sold all of its interest in Pascual Hermanos. As part of this transaction, the buyer relieved the Company of approximately $20 million of severance liabilities related to Pascual Hermanos employees. As a result, the Company included the severance accruals as part of the net assets in the computation of the sale calculation. Approximately 1,489 employees of the 2,906 employees that were originally identified for termination by the Company worked at Pascual Hermanos. As of October 5, 2002, 1,391 employees, not including the employees of Pascual Hermanos noted previously, had been severed under the Company's 2001 reconfiguration program. The remaining employees are expected to be severed by the end of 2002.

Interest, Income Taxes and Other

        Interest income for the third quarter and first three quarters of 2002 was $4 million and $9 million, respectively, compared to $2 million and $4 million for the third quarter and first three quarters of 2001, respectively. The increase in interest income in the third quarter and first three quarters of 2002 was due to interest earned on higher cash balances which resulted from the issuance of $400 million 7 1/4% unsecured senior notes during the second quarter of 2002 and the divestiture of the Honduran beverage business in the fourth quarter of 2001.

        Other income (expense)-net generally consists of minority interest and certain non-operating items. Other income (expense)-net increased to $2 million in the quarter ended October 5, 2002 from $0.3 million for the quarter ended October 6, 2001. The increase was primarily due to the third quarter 2002 recovery of a previously written-off Honduran investment. Other income (expense)-net decreased to an expense of $2 million for the three quarters ended October 5, 2002 from income of $6 million in the three quarters ended October 6, 2001. The decrease was largely due to an $8 million gain on available-for-sale securities recorded in 2001. In addition, the Company recorded a loss on early retirement of debt of $3.4 million in the three quarters ended October 5, 2002. These decreases were partially offset by approximately $2 million of income from recovery of a previously written-off Honduran investment in the third quarter of 2002.

        Interest expense for the third quarter and first three quarters of 2002 was $27 million and $61 million, respectively, compared to $20 million and $57 million for the third quarter and first three quarters of 2001, respectively. Interest expense increased in the third quarter and year-to-date 2002 as a result of higher average debt levels resulting mainly from the issuance of the $400 million 7 1/4% unsecured senior notes previously mentioned.

        During the third quarter and first three quarters of 2002, the Company's effective tax rate was 28%. The effective tax rate for the third quarter and first three quarters of 2002 varied from the effective tax rate of the comparable prior year periods. The variance is primarily due to the $105 million business reconfiguration expense recorded in the third quarter of 2001. The majority of this business reconfiguration expense relates to foreign tax jurisdictions. A valuation allowance was established to offset deferred tax assets related to the business reconfiguration expense in jurisdictions where the Company has determined that it is more likely than not that these benefits will not be realized.

        In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 ("FAS 141"), "Business Combinations" and No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets." These statements, among other things, eliminate the pooling of interests method of accounting for business combinations as of June 30, 2001 and eliminate the amortization of goodwill for all fiscal years beginning after December 15, 2001. The Company adopted FAS 141 and FAS 142 with respect to new goodwill as of July 1, 2001 and adopted FAS 142 with respect to existing goodwill as of December 30, 2001, the first day of its 2002 fiscal year. The adoption of FAS 141 did not impact the Company's financial condition or results of operations. In accordance with FAS 142, existing goodwill was amortized through fiscal 2001. Upon the adoption of FAS 142, the Company ceased amortizing existing goodwill.

        During the second quarter of 2002, the Company completed the two-step process of the transitional goodwill impairment test prescribed in FAS 142 with respect to existing goodwill. The first step of the transitional goodwill impairment test involved a comparison of the fair value of each of the Company's reporting units, as defined under FAS 142, with its carrying amount. If the carrying amount exceeded the fair value of a reporting unit, the Company was required to perform the second step of the transitional goodwill impairment test. As a result of the outcome of the first step relative to the fresh-cut flowers reporting unit, the Company was required to perform the second step of the transitional goodwill impairment test for this reporting unit. The second step involved comparing the implied fair value of the fresh-cut flowers reporting unit's goodwill to its carrying value to measure the amount of impairment. The transitional goodwill impairment test resulted in the Company recognizing a non-cash transitional goodwill impairment charge of $120 million related entirely to the fresh-cut flowers reporting unit. As required by FAS 142, the $120 million charge is retroactively reflected as a cumulative effect of a change in accounting principle in the Company's Condensed Consolidated Statement of Operations for the first three quarters ended October 5, 2002. There was no income tax effect on the impairment charge as the charge primarily related to goodwill in foreign tax jurisdictions where the Company believes it is more likely than not that future taxable income in these jurisdictions will not be sufficient to realize the related income tax benefits associated with the charge. The charge represented a total write-off of the goodwill in the fresh-cut flowers reporting unit. The fair value of the fresh-cut flowers reporting unit was determined based on discounted cash flows that the business expects to generate in the future. The circumstances leading to the goodwill impairment in the fresh-cut flowers reporting unit include the fact that the flower industry is less attractive than the Company had expected in 1998 when it made its acquisitions in this industry and that the Company's progress in integrating the acquired businesses has been slower than expected.

        The Company distributes its products in more than 90 countries throughout the world. Some of the Company's costs are incurred in currencies different from those received from the sale of products. Its international sales are mainly transacted in U.S. dollars, and euro and yen currencies. Since the Company transacts business throughout the world, it is subject to risks associated with fluctuations in foreign currency exchange rates, primarily the yen and the euro. For the quarter ended October 5, 2002, the Company had approximately $181 million and $247 million, respectively, of sales denominated in Japanese yen and the euro. For the three quarters ended October 5, 2002, the Company had approximately $430 million and $705 million, respectively, of sales denominated in Japanese yen and the euro. During the third quarter, the euro as well as the Japanese yen strengthened against the U.S. dollar, resulting in higher revenues for the quarter and three quarters ended October 5, 2002. The ultimate impact of future changes to these and other currency exchange rates in 2002 is not determinable at this time.

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

Accounting Pronouncements and Matters

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

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and amends other guidance related to the accounting and reporting of long-lived assets. The Company adopted FAS 144 as of December 30, 2001, the first day of its 2002 fiscal year. The adoption of FAS 144 did not have a material impact on the Company's financial condition or results of operations.

        In November 2001, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-9"). This consensus requires companies to report certain consideration given by a vendor to a customer as a reduction in revenues rather than as marketing expense. This consensus was required to be adopted no later than the first quarter of 2002 and upon adoption, companies were required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement classification requirements of the consensus. The Company adopted the provisions of EITF 01-9 during the first quarter of 2002. The impact of the adoption was limited to reclassifications of costs previously included in selling, marketing and general and administrative expenses as a reduction of revenues. The change in presentation had no impact on the Company's reported operating or net income. Prior year comparative amounts have been reclassified to comply with EITF 01-9. The effect of the adoption of EITF 01-9 was a reduction of $39 million and $99 million, respectively, in both revenues and selling, marketing and general and administrative expenses for the previously reported quarter and three quarters ended October 6, 2001.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("FAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FAS 145 rescinds both Statement of Financial Accounting Standards No. 4 ("FAS 4"), "Reporting Gains and Losses from Extinguishment of Debt" and Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." In so doing, FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated, and if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. FAS 145 amends Statement of Financial Accounting Standards No. 13 ("FAS 13"), "Accounting for Leases" to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of FAS 145 related to the rescission of FAS 4 are effective for fiscal years beginning after May 15, 2002. The provisions of FAS 145 related to the amendment of FAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of FAS 145 are effective for financial statements issued on or after May 15, 2002. The Company early adopted the provisions of FAS 145 and included a loss from early retirement of debt of $0.9 million and $3.4 million, respectively, for the quarter and three quarters ended October 5, 2002 in other (expense) income-net in the Condensed Consolidated Statements of Operations.

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("FAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including

Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). This statement requires that the fair value of an initial liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when the entity commits to an exit plan, thereby eliminating the definition and requirements for recognition of exit costs, as is the guidance under EITF 94-3. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is in the process of evaluating the impact of this statement and does not believe that its adoption will have a material impact on the Company's consolidated statements of operations or financial position.

        The Company has decided to expense the cost of employee stock options and accordingly will adopt the fair value method defined in Statement of Financial Accounting Standards No. 123 ("FAS 123") in the first quarter of 2003. Currently FAS 123 requires prospective adoption of the fair value method. Accordingly, all employee stock option grants or modifications from the first quarter 2003 and forward will be expensed over the stock option vesting period based on the fair value at the date the options are granted or modified. On October 4, 2002, the FASB issued an Exposure Draft ("Exposure Draft"), which amends FAS 123 and provides two alternative methods, in addition to the prospective method, for the adoption of the fair value method. The Exposure Draft if issued would be effective for fiscal years ending after December 15, 2002. Upon its issuance, the Company will determine what if any effect the Exposure Draft will have upon its adoption of the fair value method of accounting for employee stock options.

Liquidity and Capital Resources

        Cash flows provided by operating activities from continuing operations decreased from $238 million in the first three quarters of 2001 to $200 million in the first three quarters of 2002. The decrease was primarily a result of lower accounts payable and accrued liabilities due to the timing of payments and a payment for income taxes relating to the gain on the divestiture of the Honduran beverage business. In addition, cash was used for inventory related to new products in the packaged foods business. Cash flows were also impacted by lower cash generated from receivables.

        During the first three quarters of 2002, proceeds from the sale of assets of $23 million primarily included proceeds received from the sale of assets in the Company's Pacific Northwest, the California deciduous businesses and in Latin America.

        Capital expenditures were $28 million and $184 million for the third quarter and first three quarters of 2002, respectively. In the second quarter of 2002, the Company purchased eight vessels previously under an operating lease agreement, which expired, for $121 million. The remaining capital expenditures made during 2002 were mainly acquisitions and improvements of productive assets.

        During the first three quarters of 2002, net debt (total debt less cash) decreased approximately $27 million to $455 million. At December 29, 2001, the Company's net debt totaled $482 million. The decrease during the first three quarters of 2002 was primarily due to increased cash flow from operations as well as proceeds from the sale of assets and businesses. These increases were offset mainly by the purchase of vessels in the second quarter of 2002 and the income tax payment related to the gain on the divestiture of the Honduran beverage business in the first quarter of 2002. The Company's net debt to total net capitalization (net debt plus equity) percentage decreased to 38% at the end of the first three quarters of 2002 from 40% at the end of 2001. As of October 5, 2002, the Company had no outstanding balances under its uncommitted lines of credit and no outstanding borrowings under its $400 million, 5-year revolving credit facility. Provisions under these facilities require the Company to comply with certain financial covenants that include a maximum permitted ratio of consolidated debt to net worth and a minimum required fixed charge coverage ratio. As of October 5, 2002, the Company was in compliance with these covenants.

        During the three quarters ended October 5, 2002, the Company repurchased approximately $90 million of its $300 million 7% unsecured senior notes due in 2003 and approximately $20 million of its $175 million 7.875% unsecured debentures due in 2013. In connection with these repurchases, the

Company recorded a loss on early retirement of debt of $3.4 million. The Company has now terminated its previously announced debt repurchase program.

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

        The amounts recognized in the Company's consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including discount rates, expected return on plan assets, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and were disclosed in Note 9 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 29, 2001. In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and recorded obligations in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company's pension and other postretirement obligations and future expense. The Company is currently reviewing the actuarial assumptions used for its pension and other postretirement plans. Based on the performance of the financial markets in 2002, the Company may contribute additional funding in an amount not yet determined into the plans and/or change its assumptions regarding the return on plan assets and discount rates. A change in these assumptions could possibly result in a charge to other comprehensive income and additional expense in future periods.

        The Company has made a policy decision to work towards consolidating its three primary off-balance sheet operating leases. This is not expected to have a material effect on the Company's income statement or cash flows but would currently increase assets and liabilities on its balance sheet by approximately $177 million. These operating leases, which were disclosed in the Notes to the Company's Annual Report on Form 10-K for the year ended December 29, 2001, relate to two ships, containers used mainly in the transport of fresh fruit and the Company's corporate headquarters facility. In order to consolidate these operating leases, one of the following must occur: new accounting standards currently being contemplated by the FASB must be adopted; the lease counterparties must agree to amendments to the leases; or the term of the leases must end. If new accounting standards are not issued, the Company will work to amend the lease agreements. The Company renewed the provisions of some of its container leases in the third quarter of 2002 for approximately $15 million. As a result of this renewal, the Company had containers under capital lease for a total of $37 million at October 5, 2002.

        During the second quarter of 2002, the Company recorded on its Condensed Consolidated Balance Sheet grower loans and advances relating to certain operations in Latin America. These loans were disclosed as contingencies in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 29, 2001. This change did not affect the Company's Condensed Consolidated Statement of Operations. The aggregate amounts of such grower loans and advances were $9 million and $28 million at October 5, 2002 and December 29, 2001, respectively.

        The Company increased its quarterly cash dividend from 10 cents per share to 15 cents per share effective the first quarter of 2002.

        The Company's profit growth in 2001 and 2002 has been driven principally by favorable pricing in some of the Company's most important commodity businesses and by the implementation of cost cutting and profit improvement programs. The bulk of these programs have now been implemented, so the Company cannot rely on them to produce significant growth in profitability in 2003 and beyond. In addition, as of October 5, 2002, the Company sold its principal non-core businesses. The Company's challenge, going forward, is to grow its earnings by growing market share in its core businesses through internal growth and selective acquisitions. However, acquisitions in the Company's core businesses may be more difficult to achieve given the highly competitive businesses in which the Company operates and its market position in most of those businesses.

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

        This filing contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Forward looking statements, which are based on management's current expectations, are generally identifiable by the use of terms such as "may," "anticipate," "will," "expect," "believe," or similar expressions. The potential risks and uncertainties that could cause the Company's actual results to differ materially from those expressed or implied herein include weather-related phenomena; market responses to industry volume pressures; product and raw materials supplies and pricing; electrical power supply and pricing; changes in interest and currency exchange rates; economic crises and security risks in developing countries; quotas, tariffs and other governmental actions and international conflicts.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

        As stated previously, in the three quarters ended October 5, 2002, the Company repurchased approximately $90 million of its $300 million 7% unsecured senior notes due in 2003 and approximately $20 million of its $175 million 7.875% unsecured debentures due in 2013. Further, the Company issued approximately $400 million of 7 1/4% Senior Notes due in 2009. The Company's notes in the aggregate principal amount of $1.1 billion were trading at approximately a 10% discount to face value at the end of the third quarter of 2002. On November 14, 2002, these notes were trading at approximately a 3% discount to face value. Other than the matters discussed above, no material changes have occurred in the market risk disclosure presented in the Company's Annual Report on Form 10-K for the year ended December 29, 2001.

ITEM 4.
CONTROLS AND PROCEDURES

        Dole management, including the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer, have evaluated the effectiveness of Dole's disclosure controls and procedures pursuant to Rule 13a-14(c) under the Securities Act of 1934, as amended, as of a date within 90 days prior to the date this quarterly report was filed. Based on this evaluation, the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that Dole's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be included in the quarterly report is made known to them on a timely basis. There have been no significant changes in the Company's internal controls, or in factors that could significantly affect internal controls subsequent to the date of completion of this evaluation.

PART II.
OTHER INFORMATION
DOLE FOOD COMPANY, INC.

Item 1. Legal Proceedings

        Dole is involved from time to time in claims and legal actions incidental to its operations, both as plaintiff and defendant. In the opinion of management, after consultation with outside counsel, the claims or actions to which Dole is a party are not expected to have a material adverse effect, individually or in the aggregate, on Dole's financial condition or results of operation.

        Dole has established what management currently believes to be adequate reserves for pending legal matters. Dole establishes legal reserves as part of its on-going assessment of claims and legal actions on a worldwide basis. These on-going assessments take into consideration such items as changes in the pending case load (including resolved and new matters), opinions of legal counsel, individual developments in court proceedings, changes in the law, changes in business focus, changes in the litigation environment, changes in opponent strategy and tactics, and new developments as a result of on-going discovery. Changes in reserves, both up and down, are part of the ordinary, recurring course of business, in which management after consultation with legal counsel is required to make estimates of various amounts for business and strategic planning purposes, as well as for accounting and SEC reporting purposes. These changes are reflected in the reported earnings of the Company each quarter. The litigation reserves at any moment reflect updated assessments of the then existing pool of claims and legal actions.

        A significant part of Dole's legal reserves concerns certain lawsuits in which Dole and/or certain of its subsidiaries or affiliates is a defendant pending in the United States and in several foreign countries, alleging injury as a result of exposure to the agricultural chemical DBCP (1,2-dibromo-3-chloropropane). Dole has described these lawsuits in its Form 10-Q for the quarter ended October 7, 2000, and in subsequent periodic filings. The DBCP reserve has been calculated after consultation with legal counsel, using an estimation model which derives Dole's net liability exposure taking into account the details of all pending DBCP litigation and Dole's past experience defending and settling DBCP claims at its share of cost. The assessment of Dole's DBCP litigation exposure, as with Dole's other legal reserves, is an on-going one, in light of the active 842 lawsuits currently pending in the USA, Latin America and the Philippines. Reserve adjustments will continue to be made in the future, as necessary.

        The following is a status update concerning the DBCP cases. DBCP was manufactured by several chemical companies including Dow and Shell and registered by the U.S. government for use on food crops. Dole and other growers applied DBCP on banana farms in Latin America and in the Philippines and on pineapple farms in Hawaii. Specific periods of use varied among the different countries. Dole halted all purchases of DBCP, including for use in foreign countries, when the U.S. EPA cancelled the registration for DBCP use in the United States in 1979. That cancellation was based in part on the apparent link between male sterility and exposure to DBCP among factory workers producing the product in 1977, as well as early product testing done by the manufacturers showing testicular effects on animals exposed to DBCP. To date, there is no reliable evidence demonstrating that field application of DBCP led to sterility among farm workers, although that claim is made in the pending lawsuits. Nor is there any reliable scientific evidence that DBCP causes any other injuries in humans, although plaintiffs in the various actions described below assert claims based on cancer, birth defects and other general illnesses.

        There are nine DBCP cases currently pending in various jurisdictions in the United States alleging injury as a result of exposure to DBCP. The manufacturers of DBCP as well as other growers have also been named as defendants in these lawsuits, although these defendants have settled some of the claims against them. On July 16, 2002, the federal district court in Louisiana denied Dole's forum non conveniens motion to dismiss in one of the nine cases, and has set that case for trial in June 2003. On November 12, 2002, the U.S. Court of Appeals for the Fifth Circuit issued an order denying mandamus without prejudice so that the district court might reconsider its denial of Dole's motion to dismiss. The Fifth Circuit pointed to its own dismissal, on the grounds of forum non conveniens, of "a case largely similar to the instant one." In the Philippines, there are currently five DBCP lawsuits pending involving approximately 38,000 individuals seeking approximately $4.2 billion in purported damages. Approximately $4 billion of this $4.2 billion arises from a single lawsuit involving approximately 35,000 individuals that was ordered dismissed without prejudice on procedural grounds by a court of appeals in the Philippines on October 3, 2002, which the plaintiffs have the right to appeal. Though Dole has not been served, Dole is aware of one lawsuit in Guatemala by two plaintiffs seeking approximately $4 million. There are two lawsuits with 2,250 plaintiffs seeking approximately $113 million in Honduras, where Dole has also been in discussions with the Honduran Government pertaining to a possible settlement program involving potential claimants in Honduras. There is one lawsuit pending in Ecuador, in which 37 plaintiffs are seeking approximately $4 million. There are 524 individual labor cases in Costa Rica.

        In Nicaragua, Dole is aware of 295 DBCP lawsuits now pending against U.S. DBCP manufacturers, Dole and other banana growers, in which a total of 6,544 plaintiffs are now seeking approximately $9.6 billion in purported damages. Dole has been served in 31 cases of the 295 pending, 17 of which were served on October 4, 2002. Nine of the 31 served cases have been consolidated into one case before a trial court in Managua and Dole is actively defending that case. The majority of the lawsuits were brought pursuant to an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua's acting Attorney General formally opined are unconstitutional. The defendants in the Nicaraguan lawsuits, including Dole, have challenged the constitutionality of the statute in the Nicaraguan courts and would assert similar challenges if any potential Nicaraguan judgment were to come before U.S. or other courts.

        As to all the DBCP matters, Dole has denied liability and asserted substantial defenses. Although no assurance can be given concerning the outcome of these cases, in the opinion of management, after consultation with legal counsel and based on past experience defending and settling DBCP claims, the pending lawsuits are not expected to have a material adverse effect on Dole's financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:
None
(b)	Reports on Form 8-K:

On July 9, 2002, Dole Food Company, Inc. filed a Current Report on Form 8-K to extend the expiration of its exchange offer to exchange up to $400,000,000 aggregate principal amount of its 7 1/4% Senior Notes due 2009 to July 16, 2002.

On July 16, 2002, Dole Food Company, Inc. filed a Current Report on Form 8-K to extend the expiration of its exchange offer to exchange up to $400,000,000 aggregate principal amount of its 7 1/4% Senior Notes due 2009 to July 23, 2002.

On July 26, 2002, Dole Food Company, Inc. filed a Current Report on Form 8-K to announce the expiration and completion of its exchange offer on the $400,000,000 aggregate principal 7 1/4% Senior Notes due 2009.

On August 23, 2002, Dole Food Company, Inc. filed a Current Report on Form 8-K attaching as exhibits sworn statements made by the Chief Executive Officer as well as the Chief Financial Officer of the Company certifying previously filed reports pursuant to Securities and Exchange Commission Order No. 4-460 dated June 27, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLE FOOD COMPANY, INC. REGISTRANT
November 19, 2002	By:	/s/ RICHARD J. DAHL Richard J. Dahl Vice President and Chief Financial Officer
	By:	/s/ YOON J. HUGH Yoon J. Hugh Controller and Chief Accounting Officer (Principal Accounting Officer)

CERTIFICATIONS

I, David H. Murdock, Chairman and Chief Executive Officer, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Dole Food Company, Inc. (the "Company");

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

        4.    The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

        6.    The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 19, 2002

/s/ DAVID H. MURDOCK
David H. Murdock Chairman and Chief Executive Officer

CERTIFICATIONS

I, Richard J. Dahl, Vice President and Chief Financial Officer, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Dole Food Company, Inc. (the "Company");

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

        4.    The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

        6.    The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 19, 2002

/s/ RICHARD J. DAHL
Richard J. Dahl Vice President and Chief Financial Officer

QuickLinks

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DOLE FOOD COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (in thousands, except per share amounts)
DOLE FOOD COMPANY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in thousands)
DOLE FOOD COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS DOLE FOOD COMPANY, INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION DOLE FOOD COMPANY, INC.
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS