Form 10-K/A
period 2001-12-29
DOLE FOOD COMPANY INC
filed 2003-02-07
CIK 18169

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 Amendment No. 1

to

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

        Dole's principal executive offices are located at One Dole Drive, Westlake Village, California 91362, telephone (818) 874-4000. During fiscal year 2001, Dole had, on average, 34,205 full-time permanent employees and 24,532 full-time seasonal or temporary employees, worldwide. Dole is the world's largest producer and marketer of high-quality fresh fruit, fresh vegetables and fresh-cut flowers, and markets a growing line of packaged foods.

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

        The nature of Dole's operations is such that Dole's receivables and inventory have a short turnover, given that the majority of Dole's business involves perishable goods (fresh fruit, vegetables and flowers). As a result, Dole's working capital needs are largely met through cash flow from operations (i.e., turnover of receivables and inventory). Dole believes that its practices relating to working capital are consistent with the industries in which it operates.

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

        For the amount of total revenues, in each of the last three fiscal years, contributed by any class of similar products that accounted for 10% or more of our consolidated revenue, see Note 15 to Consolidated Financial Statements on page 27 of Exhibit 13.1, incorporated herein by reference.

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

        Dole owns 60% of Saba Trading AB in Sweden. Saba is Scandinavia's leading importer and distributor of fruit, vegetables and flowers, with imports from more than 60 countries. Saba has a wholly owned subsidiary in the Netherlands that is one of Europe's largest exotic fruit import and distribution companies. For information on our ability or obligation to purchase the remaining interest in Saba, see Note 12 to Consolidated Financial Statements on page 24 of Exhibit 13.1, incorporated herein by reference.

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

  Research and Development

        Dole's research and development programs concentrate on sustaining the productivity of Dole's agricultural lands, food safety, product quality of existing products and the development of new value-added products, as well as agricultural research and packaging design. Agricultural research is directed toward sustaining and improving product yields and product quality by examining and improving agricultural practices in all phases of production (such as development of specifically adapted plant varieties, land preparation, fertilization, cultural practices, pest and disease control, post-harvesting, handling, packing and shipping procedures), and includes on-site technical services and the implementation and monitoring of recommended agricultural practices. Research efforts are also directed towards integrated pest management and biological pest control. Specialized machinery is developed for various phases of agricultural production and packaging that reduces labor costs, improves productivity and efficiency and increases product quality. Agricultural research is conducted at field facilities primarily in California, Hawaii, Latin America and Asia. Dole also sponsors research related to environmental improvements and the protection of worker and community health. The aggregate amounts spent by Dole on research and development in each of the last three years have not been material.

  Worldwide Operations

        Dole has significant owned and operated food sourcing and related operations in Chile, Colombia, Costa Rica, Ecuador, Guatemala, Honduras, the Philippines, Thailand and the United States. Dole also sources food products in Algeria, Argentina, Australia, Brazil, Cameroon, China, Greece, Italy, Ivory Coast, Mexico, New Zealand, Peru, South Africa, South Korea, Spain, Syria, Tunisia and Turkey. Significant volumes of Dole's fresh fruit and packaged products are marketed in Canada, Western Europe, Japan and the United States, with lesser volumes marketed in Australia, China, Hong Kong, New Zealand, Russia, South Korea and certain other countries in Asia, Eastern Europe, Scandinavia, the Middle East and Central and South America. For the amount of revenues from external customers and property, plant and equipment by geographical area, in each of the last three fiscal years, see Note 15 to Consolidated Financial Statements on page 27 of Exhibit 13.1, incorporated herein by reference.

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

        The European Union ("EU") maintains banana regulations that impose quotas and tariffs on bananas. In April 2001, the EU reached agreements with the United States and Ecuador to implement a tariff-only import system no later than January 1, 2006. In the interim period beginning July 1, 2001, European companies (including Dole subsidiaries) that operated and bought bananas and sold them into the EU market during the years 1994-1996 are eligible for banana import licenses. The licenses are renewed annually. Such renewal is automatic for the class of companies (including Dole subsidiaries) that imported bananas into the EU in the 1994-1996 reference period (the "traditional operators"); the traditional operators possess, in the aggregate, EU licenses to import more than 83% of the total licensed import volume of bananas. The rest of the annual import licenses are issued to a class of companies (including other Dole subsidiaries) that do not qualify under the 1994-1996 reference period test but that have imported bananas during the two most recent years, in an amount exceeding $1.2 million in at least one of those years (the "non-traditional operators"). To renew its licenses, a non-traditional operator must establish each year that it has used at least 50% of the licenses it possessed in the prior year, which is not expected to be a problem for Dole. By passing this 50% test, a non-traditional operator is included in the pool of non-traditional operators whose licenses will be renewed. The exact number of licenses that will be issued in a given year to a non-traditional operator in the pool will depend on how many other non-traditional operators apply for renewal in that year. Dole's earnings have not been negatively impacted by the new interim regime, and it believes the ongoing impact of this regime will not be dilutive to its current earnings levels.

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

        Dole's sales volumes remain relatively stable throughout the year. Dole does experience seasonal earnings characteristics, predominantly in its fresh fruit segment, because fresh fruit prices are lower in the second half of the year, when summer fruits are in the markets, than in the first half of the year. Dole's fresh vegetables segment does not experience significant seasonality as a result of its dispersed growing regions. Dole's packaged foods and fresh-cut flowers segments experience peak demand during certain well-known holidays and observances; the impact is less than in the fresh-fruit segment.

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

        Dole owns approximately 1,400 acres of farmland in California and Arizona, and leases approximately 12,000 acres of farmland in California and another 4,000 acres in Arizona in connection with Dole's vegetable operations. The majority of this acreage is farmed under joint growing arrangements with independent growers, while the remainder is farmed by Dole. A joint growing arrangement is an arrangement where an independent grower grows crops, which the grower then agrees to sell to Dole at the time of harvest. However, generally, Dole is responsible for harvesting the crops in such arrangements. Dole owns cooling, packing and shipping facilities in Yuma, Arizona and the following California cities: Marina, Gonzales and Huron. Additionally, Dole has partnership interests in facilities in Yuma, Arizona and Salinas, California, and leases facilities in Oxnard, California. Dole owns and operates state-of-the-art, value-added processing plants in Yuma, Arizona, Soledad, California and Springfield, Ohio.

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

        Dole Latin America operates a fleet of seven refrigerated container ships, of which four are Dole-owned and three are long-term chartered. In addition, Dole Latin America operates a fleet of fourteen breakbulk refrigerated ships of which nine are Dole-owned and five are long-term chartered. Dole also covers part of its requirements under contracts with existing liner services and occasionally charters vessels for short periods on a time or voyage basis as and when required. Dole owns or leases approximately 12,000 refrigerated containers, 4,800 chassis and 3,500 generator sets.

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

January 31, 2003	DOLE FOOD COMPANY, INC. Registrant
	By:	/s/ DAVID H. MURDOCK David H. Murdock Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID H. MURDOCK David H. Murdock	Chairman of the Board and Chief Executive Officer and Director	January 31, 2003
/s/ LAWRENCE A. KERN Lawrence A. Kern	President and Chief Operating Officer and Director	January 31, 2003
/s/ RICHARD J. DAHL Richard J. Dahl	Vice President and Chief Financial Officer	January 31, 2003
/s/ YOON HUGH Yoon Hugh	Controller and Chief Accounting Officer (Principal Accounting Officer)	January 31, 2003
/s/ MIKE CURB Mike Curb	Director	January 31, 2003
/s/ DAVID A. DELORENZO David A. DeLorenzo	Director	January 31, 2003
/s/ E. ROLLAND DICKSON E. Rolland Dickson	Director	January 31, 2003
/s/ RICHARD M. FERRY Richard M. Ferry	Director	January 31, 2003
/s/ LAWRENCE M. JOHNSON Lawrence M. Johnson	Director	January 31, 2003
/s/ ZOLTAN MERSZEI Zoltan Merszei	Director	January 31, 2003

EXHIBIT INDEX

Exhibit No.
3.1	Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to Dole's Quarterly Report on Form 10-Q for the quarter ended October 6, 2001, File No. 1-4455.
3.2	By-Laws. Incorporated by reference to Exhibit 3.2 to Dole's Quarterly Report on Form 10-Q for the quarter ended October 6, 2001, File No. 1-4455.
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

FORM 10–K
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