Form 10-K
period 2002-12-28
DOLE FOOD COMPANY INC
filed 2003-03-26
CIK 18169

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-4455

Dole Food Company, Inc.

(Exact Name of Registrant as specified in its charter)

Delaware	99-0035300
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Dole Drive, Westlake Village, California 91362

(Address of principal executive offices)

Registrant’s telephone number including area code:

(818) 874-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, No Par Value	New York Stock Exchange, Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $1,372,592,759, computed by reference to the price of which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter.

      The number of shares of Common Stock outstanding as of March 23, 2003 was 56,318,114.

DOCUMENTS INCORPORATED BY REFERENCE

None

DOLE FOOD COMPANY, INC.

FORM 10-K

Fiscal Year Ended December 28, 2002

PART I

Item 1.	Business

      Dole Food Company, Inc. was founded in Hawaii in 1851 and was incorporated under the laws of Hawaii in 1894. Dole reincorporated as a Delaware corporation in July 2001. Unless the context otherwise requires, Dole Food Company, Inc. and its consolidated subsidiaries are referred to herein as the “Company”, “Dole”, “our” and “we.”

      Dole’s principal executive offices are located at One Dole Drive, Westlake Village, California 91362, telephone (818) 874-4000. During fiscal year 2002, we had, on average, 33,000 full-time permanent employees and 24,000 full-time seasonal or temporary employees, worldwide. Dole is the world’s largest producer and marketer of high-quality fresh fruit, fresh vegetables and fresh-cut flowers, and markets a growing line of packaged foods. Our website address is www.dole.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Commission.

      Dole’s operations are described below. For detailed financial information with respect to Dole’s business and its operations, see Dole’s Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, which are included in this report.

Overview

      We are the world’s largest producers of fresh fruit, fresh vegetables and fresh-cut flowers, and we market a growing line of value-added products. We are one of the world’s largest producers of bananas and pineapples, a leading marketer of citrus and table grapes worldwide and an industry leader in packaged fruit products, ready-to-eat salads and vegetables. Our most significant products hold the number 1 or number 2 positions in the respective markets in which we compete.

      We utilize product quality, food safety, brand recognition, competitive pricing, customer service and consumer marketing programs to enhance our position within the food industry. We provide wholesale, retail and institutional customers around the world with high quality food products that bear the DOLE® trademarks. The DOLE brand was introduced in 1933 and we believe it is one of the most recognized for fresh and packaged produce in the United States as evidenced by our 42% unaided consumer brand awareness, twice that of our nearest competitor, according to C.A. Walker and Associates. Consumer and institutional recognition of the DOLE trademarks and related brands and the association of these brands with high quality food products contribute significantly to our leading positions in the markets that we serve. We own these trademarks in the United States, Canada and in other countries in which we conduct business and regard them as important corporate assets with high recognition and acceptance.

      We source or sell over 200 products in more than 90 countries. Our fully-integrated operations include sourcing, growing, processing, distributing and marketing our products. Our products are produced both directly on Dole-owned or leased land and through associated producer and independent grower arrangements under which we provide varying degrees of farming, harvesting, packing, storing, shipping, stevedoring and marketing services.

      Dole has significant owned and operated food sourcing and related operations in Chile, Colombia, Costa Rica, Ecuador, Guatemala, Honduras, Japan, the Philippines, Thailand and the United States. Dole also sources food products in Algeria, Argentina, Australia, Brazil, Cameroon, China, Greece, Italy, Ivory Coast, Mexico, New Zealand, Peru, South Africa, South Korea, Spain, Syria, Tunisia and Turkey. Significant volumes of Dole’s fresh fruit and packaged products are marketed in Canada, Western Europe, Japan and the United States, with lesser volumes marketed in Australia, China, Hong Kong, New Zealand, Russia, South Korea and certain other countries in Asia, Eastern Europe, Scandinavia, the Middle East and Central and South America. For the amount of revenues from external customers and property, plant and equipment by geographical area, in each of the last three fiscal years, see Note 14 to the Consolidated Financial Statements on page 75 of this Form 10-K.

      The nature of our operations is such that our receivables and inventory have a short turnover, given that the majority of our business involves perishable goods (fresh fruit, vegetables and flowers). As a result, our working capital needs are largely met through cash flow from operations (i.e., turnover of receivables and inventory). We believe that our practices relating to working capital are consistent with the industries in which we operate.

Industry

      The worldwide fresh produce industry is characterized by consistent underlying demand and favorable growth dynamics. In recent years, the market for fresh produce has grown at a rate above population growth, supported by ongoing trends including greater consumer demand for healthy, fresh and convenient foods, increased retailer square footage devoted to produce, and increased emphasis on fresh produce as a differentiating factor in attracting customers. According to the Food and Agriculture Organization, worldwide produce production grew 3.6% per annum from 814 million metric tons in 1990 to an estimated 1,244 million in 2002. Total wholesale fresh produce sales in the United States surpassed $80 billion in 2001, up from approximately $35 billion in 1987, representing a 6.1% compounded annual growth rate. In the US, wholesale fresh produce sales are split roughly evenly between the retail and foodservice channels.

      Health conscious consumers are driving much of the growth in demand for fresh produce. Over the past 20 years, the benefits of natural, preservative free foods have become an increasingly prominent element of the public dialogue on health and nutrition. As a result, consumption of fresh fruit and vegetables has increased markedly. According to the United States Department of Agriculture (“USDA”), Americans consumed 54 more pounds of fresh fruit and vegetables per capita in 2000 than they did in 1986. Time-starved consumers are also demonstrating continued demand for convenient, ready to eat products. Food manufacturers have responded with new product introductions and packaging innovations in segments such as bagged baby carrots and ready-to-eat salads, contributing to industry growth. For example, the US market for fresh-cut produce has increased from an estimated $3 billion in 1994 to an estimated $11 billion in 2000. According to the International Fresh Cut Produce Association, growth in the fresh-cut produce market is forecasted to continue at a compound annual rate of 6.4%, reaching approximately $15 billion by 2005.

      Retail consolidation and the growing importance of food to mass merchandisers are major factors affecting the food manufacturing and fresh produce industries. As food retailers have grown and expanded, they have sought to increase profitability through value-added product offerings and in-store services. As fresh produce has become a strategic focus, retailers have expanded square footage dedicated to produce departments by almost 7% per annum between 1994 and 1999. This development has led to an increase in produce sales as a percentage of total supermarket sales, from 8.8% in 1987 to 9.8% in 2001, according to the Food Marketing Institute. The fresh produce category is also attractive to retailers due to its higher margins. According to the USDA’s Agriculture Information Bulletin No. 758, gross margins for the produce department were 33% compared to a 26% average for the entire store in 1997. Fully-integrated produce companies, such as Dole, are well positioned to meet the needs of large retailers through the delivery of consistent, high quality produce, reliable service, competitive pricing and innovative products. Established produce companies have sought to strengthen relationships with leading retailers through value-added services such as banana ripening and distribution, category management, branding initiatives and establishment of long term supply agreements.

Competitive Strengths

      Our competitive strengths have contributed to our strong historical operating performance and should enable us to capitalize on future growth opportunities:

•	Market Share Leader. Our most significant products hold the number 1 or number 2 positions in the respective markets in which we compete. We maintain number 1 market share positions in global bananas, winter fruits exported from Chile, and in North American iceberg lettuce, celery, cauliflower, ready-to-eat salads and packaged fruit products, including our line of fruit cups called FRUIT BOWLS® and FRUIT-N-GEL BOWLSTM. In addition, we believe that we are the only fully-integrated fresh-cut flower and bouquet supplier of our size in North America.

•	Strong Global Brand. Consumer and institutional recognition of the DOLE trademark and related brands and the association of these brands with high quality food products contribute significantly to our leading positions in each of the markets that we serve. By implementing a global marketing program, we have made the distinctive red “DOLE” letters and sunburst a familiar symbol of freshness and quality recognized around the world. We believe that opportunities exist to leverage the DOLE brand through product extensions and new product introductions.

•	Low-Cost Production Capabilities. We believe we are one of the lowest cost producers of many of our major product lines, including bananas, North American fresh vegetables and ready-to-eat salads and packaged fruit products. Over the last several years we have undertaken various initiatives to achieve this low-cost position, including closing facilities, centralizing our raw material purchasing and leveraging our global logistics infrastructure more efficiently. We plan to maintain these low-cost positions through a continued focus on operating efficiency.

•	State-of-the-Art Infrastructure. We have made significant investments in our production, processing, transportation and distribution infrastructure with the goal of efficiently delivering the highest quality and freshest product to our customers. We own or lease approximately 120,000 acres of land worldwide, over 50 processing, ripening and distribution centers, and the largest dedicated refrigerated containerized shipping fleet in the world, comprising 21 ships and approximately 10,800 refrigerated containers. The investments in our infrastructure should allow for continued growth without the need for sizable capital expenditures in the near term. In addition, our market-leading logistics and distribution capabilities allow us to act as a preferred fresh and packaged food provider to leading global supermarkets and mass merchandisers.

•	Diversity of Sourcing Locations. We currently source our fresh fruits, vegetables and fresh-cut flowers in 28 countries and distribute products in more than 90 countries. We are not dependent on any one country for the sourcing of any of our products. The largest concentration of production is in Ecuador, where we sourced approximately one-third of our Latin bananas in 2002. The diversity of our production sources reduces our risk from exposure to natural disasters and political disruptions in any one particular country.

•	Experienced Management Team. Our management team has a demonstrated history of delivering strong operating results through disciplined execution. The current management team has been instrumental in our continuing drive to transform Dole from a production driven company into a sales and marketing driven one. In addition, the management team has led our recent company-wide restructuring and improvement initiatives. Daily operations are led by Lawrence A. Kern, President and Chief Operating Officer.

Business Strategy

      Key elements of our strategy include:

•	Leveraging our Strong Brand and Market Leadership Position. Our most significant products hold number one or number two market positions in the respective markets in which we compete. We intend to maintain those positions and continue to expand our leadership both in new product areas and with new customers. We have a history of leveraging our strong brand to successfully enter, and in many cases become the leading player in, value-added food categories. For example, we attained the number 1 market share in the plastic fruit cups category only 3 years after introducing FRUIT BOWLS and FRUIT-N-GEL BOWLS. We intend to continue to evaluate and to strategically introduce other branded products in the value-added sectors of our business.

•	Focusing on Value-Added Products. Over the last 10 years, we have successfully shifted our product mix toward value-added food categories and away from commodity fruits and vegetables. For example,

we have found major success in our ready-to-eat salad lines, bagged baby carrots, and, most recently, FRUIT BOWLS and FRUIT-N-GEL BOWLS. These value-added food categories are growing at a faster rate than our traditional commodity businesses and are generating higher margins. Overall, we have significantly increased our percentage of revenue from value-added products. This shift has been most pronounced in our North American fresh vegetables and packaged foods businesses, where value-added products now account for approximately 58% and 25% of revenue, respectively, of those businesses’ revenues. We plan to continue to address the growing demand for convenient and innovative products by investing in our higher margin, value-added food businesses.

•	Further Improving Operating Efficiency and Cash Flow. While we have greatly improved our profitability and cash flow over the last few years, we intend to continue to focus on profit improvement initiatives and maximizing cash flow. We will continue to:

•	analyze our current customer base and focus on profitable relationships with strategically important customers;

•	leverage our purchasing power to reduce our costs of raw materials; and

•	make focused capital investments to improve productivity.

Business Segments

      We have four primary reportable operating segments: fresh fruit, fresh vegetables, packaged foods, and fresh-cut flowers. The fresh fruit segment contains several operating segments that produce and market fresh fruit to wholesale, retail and institutional customers worldwide. The fresh vegetables segment contains operating segments that produce and market commodity vegetables and ready-to-eat packaged vegetables to wholesale, retail and institutional customers primarily in North America, Europe and Asia. Both the fresh fruit and fresh vegetable segments sell produce grown by a combination of Company-owned and independent farms. The packaged foods segment contains several operating segments that produce and market packaged foods, including fruit, juices and snack foods. The Company’s fresh-cut flowers segment sources, imports and markets fresh-cut flowers, grown mainly in Colombia and Ecuador, primarily to wholesale florists and supermarkets in the United States. These reportable segments are managed separately due to differences in their products, production processes, distribution channels and customer bases.

      Management evaluates and monitors segment performance primarily through earnings before interest expense and income taxes (“EBIT”). EBIT, which is also disclosed as a line item to the Consolidated Statements of Income on page 50, is calculated by adding interest income and other (expense) income — net to operating income. Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to the Company as a whole. EBIT is not defined under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered in isolation or as a substitute for net income or cash flow measures prepared in accordance with GAAP or as a measure of the Company’s profitability or liquidity. Additionally, the Company’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate EBIT in the same fashion.

Fresh Fruit

      Our fresh fruit business segment has four primary operating divisions: bananas, fresh pineapple, European Ripening & Distribution and Dole Chile. We believe that we are the industry leader in growing, sourcing, shipping and distributing consistently high-quality fresh fruit. The fresh fruit business segment represented approximately 63% and 60% of 2002 revenues and EBIT, respectively, of the four segments.

Bananas

      We are the world’s largest producer of bananas, growing and selling more than 120 million boxes of bananas annually. We primarily sell bananas to customers in North America, Europe and Asia. We are the number one brand of bananas in both North America (an approximate 33% market share) and Japan (an approximate 28% market share) and the number two brand in Europe (an approximate 17% market share). In Latin America, our bananas are primarily sourced in Honduras, Costa Rica, Ecuador, Colombia and Guatemala and grown on approximately 36,000 acres of company-owned farms and approximately 71,600 acres of independent producers’ farms. Bananas produced by us in Latin America are shipped primarily to North America and Europe on our refrigerated, containerized shipping fleet. In Asia, we source our bananas primarily in the Philippines. Bananas accounted for approximately 45% of our fresh fruit business segment revenues in 2002.

      Consistent with our strategy to focus on value-added products, we have continued to expand our focus on higher margin, niche bananas. While the traditional “green” bananas still comprise the majority of our banana sales, we have successfully introduced niche bananas such as organic, low chemical and sweet bananas. We have found that organic produce is a growing category in North America and Europe and there is a strong demand for low chemical and sweet bananas in Asia. We have also improved the profitability of our banana business by focusing on profitable customer relationships and markets. We have exited unprofitable customer relationships and ceased operations in low margin or unprofitable markets such as Eastern Europe.

      While bananas are sold year round, there is a seasonal aspect to the banana business. Banana prices and volumes are typically higher in the first and second calendar quarters before there is increased competition from summer fruits. North America, the largest of our banana markets, is our only market that is contract focused. Approximately 80% of our total retail volume in North America is under contract. The contracts are typically one year in duration and help to insulate us from fluctuations in the banana spot market.

Fresh Pineapples

      We are the number two global producer of fresh pineapples, growing and selling more than 17 million boxes annually. We sell our pineapples globally and source them from company-operated farms and independent growers in Latin America, Hawaii, the Philippines and Thailand. We produce and sell two principal varieties of pineapples: the Champaka (or green) pineapple and the sweet yellow pineapple. The Champaka pineapple, traditionally the most widely available type of pineapple, is primarily sold to the foodservice sector and is also used in our packaged products. The sweet yellow pineapple was introduced in 1999 under the DOLE PREMIUM SELECT® label. The sweet yellow pineapple sells for a higher price than the Champaka, which translates into a higher margin for us and our customers. Our sweet yellow pineapple has had excellent market acceptance with our unit volume more than doubling in 2002 as compared with 2001. Our primary competition in fresh pineapples is Fresh Del Monte. Pineapples accounted for approximately 7% of our fresh fruit business segment’s revenues in 2002.

European Ripening & Distribution

      Our European Ripening & Distribution business distributes DOLE and non-DOLE branded fresh produce in Europe. This business operates approximately 50 sales and distribution centers in nine countries, predominantly in Western Europe. This is a value-added business for us since European retailers generally do not self-distribute or self-ripen. This business assists us in firmly establishing customer relationships in Europe. We own 60% of Saba Trading AB in Sweden. Saba is Scandinavia’s leading importer and distributor of fruit, vegetables and flowers, with imports from more than 60 countries. Saba has a wholly owned subsidiary in the Netherlands that is one of Europe’s largest exotic fruit import and distribution companies. European Ripening & Distribution accounted for approximately 35% of our fresh fruit business segment’s revenues in 2002.

Dole Chile

      We began our Chilean operations in 1982 and have grown to become the largest exporter of Chilean fruit. We export grapes, apples, pears, stone fruit (e.g., peaches and plums) and kiwifruit from approximately 4,075 company-owned and 29,000 contracted acres. The weather and geographic features of Chile are similar to those of the Western United States, with opposite seasons. Accordingly, Chile’s harvest is counter-seasonal to that in the Northern hemisphere, offsetting the seasonality in our other fresh fruit. We primarily export

Chilean fruit to North America, Latin America and Europe. Our Dole Chile business division accounted for approximately 7% of our fresh fruit business segment’s revenues in 2002.

Fresh Vegetables

      Our fresh vegetables business segment operates under two divisions: commodity and value-added. We source our fresh vegetables from company-owned and contracted farms. To satisfy the increasing demand for our products, we have continued to expand production and distribution capabilities of our fresh vegetables segment. We have recently completed expansion projects at our Springfield, Ohio and Yuma, Arizona ready-to-eat salad and vegetable facilities. Our Yuma production facility transitioned from a five-month seasonal operation to a year-round production operation in the fall of 2002 to accommodate growth in this segment. Under our arrangements with independent growers, we purchase fresh produce at the time of harvest and are generally responsible for harvesting, packing and shipping the product to our central cooling and distribution facilities. We have continued to focus on our value-added products, which now account for more than 50% of revenues for this segment. The fresh vegetables business segment accounted for approximately 19% and 23% of 2002 revenues and EBIT, respectively, of the four segments.

Commodity Vegetables

      We source, harvest, cool, distribute and market more than 20 different types of fresh vegetables, including iceberg lettuce, red and green leaf lettuce, romaine lettuce, butter lettuce, celery, cauliflower, broccoli, carrots, brussels sprouts, spinach, red and green onions, asparagus, snow peas and artichokes. We sell our commodity vegetable products primarily in North America, Asia and, to a lesser extent, Western Europe. In North America, we are the number one provider of lettuce, celery and cauliflower and the number two provider of broccoli. Our primary competitors in this category include: Tanimura & Antle, Nunes, Growers Vegetable Express, Mann Packing, Apio and Ocean Mist.

Value-Added

      Our value-added vegetable products include ready-to-eat salads, bagged baby carrots, broccoli florets, and cauliflower florets. In 2002, consumers purchased more of our ready-to-eat salads than any other brand. Our unit market share of this category was approximately 39% for the 12-week period ended December 31, 2002 according to A.C. Nielsen. The ready-to-eat salad category experienced a compound annual growth rate of approximately 20% from 1994 through 2002, with higher growth rates in the earlier years, and is currently expected to be approximately 8% to 10%, reflecting the consumer’s increasing preference for convenience and healthy eating. Our value-added products typically have more stable margins than commodity vegetables, thereby helping to reduce our exposure to commodity price fluctuations. New product development continues to be a key driver in the growth of this segment. Our primary competitor in this segment is Fresh Express, a subsidiary of Performance Food Group Company.

Packaged Foods

      Our packaged food segment produces canned pineapple, canned pineapple juice, fruit juice concentrate, packaged fruit and plastic fruit cups (i.e., FRUIT BOWLS and FRUIT-N-GEL BOWLS). All of our significant packaged food products hold the number one market position in North America. We continue to dominate the plastic fruit cup category with seven of the top eight items in this category. Fruit for our packaged food products is sourced in Thailand and the Philippines, and packed in our three Asian canneries, two in Thailand and one in the Philippines. We have continued to focus on our value-added packaged food products which now account for approximately 25% of the segment’s revenues.

      Our FRUIT BOWLS® products were introduced in 1998 and continue to exceed our volume and share expectations. The trend towards convenience and healthy snacking has been responsible for the explosive growth in the plastic fruit cup category. The plastic fruit cup category is now larger than the apple sauce cup and gelatin cup categories. In an effort to keep up with this demand, we have made significant investments in our Asian canneries. We have quadrupled our FRUIT BOWL® capacity in the past three years. We are now able to produce approximately 500 million bowls annually. These investments should ensure our position as an industry innovator and low-cost producer. We are now producing more plastic cups than traditional cans.

      With a broader line of convenience-oriented products, we are gaining expanded distribution in non-grocery channels. These channels are growing faster than the grocery channel and the cost of gaining new distribution in them is lower. We have gained significant new distribution in the drug, convenience store and mass merchandiser channels, and have become an increasingly dominant presence in the club store snack cup business.

      Our packaged foods segment accounted for approximately 14% and 18% of 2002 revenues and EBIT, respectively, of the four segments.

Fresh-Cut Flowers

      We entered the fresh-cut flowers business in 1998 and are now the largest producer of fresh flowers in Latin America with over 90% of our Latin American flowers shipped into North America. Our products include over 800 varieties of fresh-cut flowers such as roses, carnations and Alstroemeria. The fresh-cut flowers business fits our core competencies including:

•	expertise in perishable products,

•	strong relationships with and knowledge of the grocery channel,

•	the ability to manage production in the Southern hemisphere, and

•	sophisticated logistics capabilities.

      We are the only flower importer with guaranteed daily deliveries by air. Immediately after harvesting, our flowers are flown to our Miami facilities where temperatures are maintained at consistent levels in all warehouse and production operations. Maintaining the cold chain enables us to deliver the freshest and healthiest flowers to the market.

      In December 2001, in an effort to increase efficiencies and reduce costs, we consolidated our fresh-cut flowers operations, previously housed in seven separate buildings, into a new worldwide headquarters facility in Miami, Florida. A new management team assumed responsibility for the fresh-cut flower business in 2002, including John Schouten, who was part of the team instrumental in initiating the realignment of Dole’s fresh vegetables business in the 1990s. The new management team has recently implemented initiatives to reduce costs, improve customer profitability and improve demand planning. The customer profitability initiatives included SKU rationalization, customer rationalization and, most importantly, a new strategic focus on the retail grocery channel rather than the wholesale market. In the fresh-cut flowers business, the retail grocery channel is a higher margin market that exhibits less seasonality than the wholesale market. The emphasis on demand planning has given the fresh-cut flowers segment a sales and market focus instead of a production focus. We now only produce flowers that we can sell, as opposed to selling flowers that we produce. Our fresh-cut flowers segment accounted for approximately 4% and (1%) of 2002 revenues and EBIT, respectively, of the four segments.

Global Logistics

      We have significant owned and operated food sourcing and related operations in Chile, Colombia, Costa Rica, Ecuador, Guatemala, Honduras, Japan, the Philippines, Thailand and the United States. We also source food products in Algeria, Argentina, Australia, Brazil, Cameroon, China, Greece, Italy, Ivory Coast, Mexico, New Zealand, Peru, South Africa, South Korea, Spain, Syria, Tunisia and Turkey. Significant volumes of Dole’s fresh fruit and packaged products are marketed in Canada, Western Europe, Japan and the United States, with lesser volumes marketed in Australia, China, Hong Kong, New Zealand, South Korea, and certain other countries in Asia, Eastern Europe, Scandinavia, the Middle East and Central and South America.

      The produce which we distribute internationally is transported primarily by 21 owned or leased ocean-going vessels. We ship our tropical fruit in owned or chartered refrigerated vessels. All of our tropical fruit shipments into the North American and core European markets are delivered using pallets or containers. This increases efficiency and minimizes damage to the product from handling. All of the vessels are equipped with controlled atmosphere technology, which improves product quality. “Backhauling” services, transporting third-party cargo primarily from North America and Europe to Latin America, reduce net transportation costs. We use vessels that are both owned or controlled under long-term leases, as well as vessels chartered under contracts which typically last one year. In addition, our fresh cut flowers are transported via chartered flights which are under contract.

Customers

      Our top 10 customers in 2002 accounted for approximately 25% of total sales. No one customer accounted for more than 5% of total 2002 sales. Our customer base is highly diversified, both geographically and in terms of product mix. Each of our segment’s largest customers accounted for less than 15% of that segment’s revenues.

      Our largest customers are leading global and regional mass merchandisers and supermarkets in North America, Europe and Asia. Top customers include major retailers such as Ahold, Albertson’s, A&P, Costco, Kroger, Roundy’s and Walmart/ Sam’s Club.

Sales and Marketing

      We sell and distribute our fruit and vegetable products through a network of fresh produce operations in North America, Europe and Asia. Some of these operations involve the sourcing, distribution and marketing of fresh fruits and vegetables while others involve only distribution and marketing. We have regional sales organizations to service major retail and wholesale customers. We also use the services of brokers in certain regions, primarily for sales of packaged foods and ready-to-eat salads. Retail customers include large chain stores with which Dole enters into product and service contracts, typically for a one-year term. Wholesale customers include large distributors in North America, Europe and Asia. We use consumer advertising and promotion support, together with trade spending, to support awareness of new items to maintain and grow our exceptional brand awareness.

Competition

      The global fresh and packaged produce markets are intensely competitive, and are generally dominated by a small number of global producers and filled out with independent growers, packers and middlemen. Our large, international competitors are Chiquita, Fresh Del Monte Produce and Del Monte Foods. In certain product lines, such as packaged salads, we compete with smaller national producers, such as Fresh Express. In fresh vegetables, a limited number of grower shippers in the US and Mexico supply a significant portion of the US market, with numerous smaller independent distributors also competing. We also face competition from grower cooperatives and foreign government sponsored producers. Competition in the various markets in which we operate is based on reliability of supply, product quality, brand recognition and perception, price and the ability to satisfy changing customer preferences through innovative product offerings.

Employees

      During fiscal year 2002, we had on average approximately 33,000 full-time permanent employees and 24,000 full-time seasonal or temporary employees, worldwide. This represents a reduced work force from prior years due in part to our profit improvement initiatives. Approximately 56% of our employees work under collective bargaining agreements, some of which expire in 2003, subject to automatic renewals unless a notice of non-extension is given by us or the union. We have not received any notice yet that a union intends not to extend a collective bargaining agreement. We believe our relations with our employees are generally good.

Research and Development

      Our research and development programs concentrate on sustaining the productivity of our agricultural lands, food safety, product quality of existing products and the development of new value-added products, as well as agricultural research and packaging design. Agricultural research is directed toward sustaining and improving product yields and product quality by examining and improving agricultural practices in all phases of production (such as development of specifically adapted plant varieties, land preparation, fertilization, cultural practices, pest and disease control, post-harvesting, handling, packing and shipping procedures), and includes on-site technical services and the implementation and monitoring of recommended agricultural practices. Research efforts are also directed towards integrated pest management and biological pest control. Specialized machinery is developed for various phases of agricultural production and packaging that reduces labor costs, improves productivity and efficiency and increases product quality. Agricultural research is conducted at field facilities primarily in California, Hawaii, Latin America and Asia. We also sponsor research related to environmental improvements and the protection of worker and community health. The aggregate amounts we spent on research and development in each of the last three years have not been material in any of such years.

Trademark Licenses

      We have an agreement with Ice Cream Partners USA, LLC, pursuant to which we have licensed to Nestle our rights to market and manufacture processed products in key segments of the frozen novelty business in the United States and certain other countries, including FRUIT ’N JUICE® and SORBET ’N CREAM® bars. DOLEWHIP®, a soft-serve, non-dairy dessert, is manufactured and marketed by Precision Foods, Inc. under license from us. We also market DOLE canned pineapple juice and pineapple juice blend beverages. In connection with the sale of the majority of our juice business to Tropicana Products, Inc. in May of 1995, we received cash payments up front and granted to Tropicana a license, requiring no additional future royalty payments, to use certain trademarks.

Environmental and Regulatory Matters

      Our agricultural operations are subject to a broad range of evolving environmental laws and regulations in each country in which we operate. In the United States, these laws and regulations include the Food Quality Protection Act of 1996, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act and the Comprehensive Environmental Response, Compensation and Liability Act.

      Compliance with these foreign and domestic laws and related regulations is an ongoing process that is not currently expected to have a material effect on our capital expenditures, earnings or competitive position. Environmental concerns are, however, inherent in most major agricultural operations, including those conducted by us, and there can be no assurance that the cost of compliance with environmental laws and regulations will not be material. Moreover, it is possible that future developments, such as increasingly strict environmental laws and enforcement policies thereunder, and further restrictions on the use of agricultural chemicals, could result in increased compliance costs.

      Our food operations are also subject to regulations enforced by, among others, the U.S. Food and Drug Administration and state, local and foreign equivalents and to inspection by the USDA and other federal, state, local and foreign environmental, health and safety authorities. The U.S. Food and Drug Administration enforces statutory standards regarding the labeling and safety of food products, establishes ingredients and manufacturing procedures for certain foods, establishes standards of identity for foods and determines the safety of food substances in the United States. Similar functions are performed by state, local and foreign governmental entities with respect to food products produced or distributed in their respective jurisdictions.

      Portions of our fresh fruit and vegetable farm properties are irrigated by surface water supplied by local government agencies using facilities financed by federal or state agencies, as well as from underground sources. Water received through federal facilities is subject to acreage limitations under the 1982 Reclamation Reform Act. The quantity and quality of these water supplies varies depending on weather conditions and government regulations. We believe that under normal conditions these water supplies are adequate for current production needs.

Legal Proceedings

      See Item 3, Legal Proceedings, in this Form 10-K.

Trade Issues

      Our foreign operations are subject to risks of expropriation, civil disturbances, political unrest, increases in taxes and other restrictive governmental policies, such as import quotas. Loss of one or more of our foreign operations could have a material adverse effect on our operating results. We attempt to maintain a cordial working relationship in each country where we operate. Because our operations are a significant factor in the economies of certain countries, our activities are subject to intense public and governmental scrutiny and may be affected by changes in the status of the host economies, the makeup of the government or even public opinion in a particular country.

      The European Union (“EU”) maintains banana regulations that impose quotas and tariffs on bananas. In April 2001, the EU reached agreements with the United States and Ecuador to implement a tariff-only import system no later than January 1, 2006. In the interim period beginning July 1, 2001, European companies (including Dole subsidiaries) that operated and bought bananas and sold them into the EU market during the years 1994-1996 are eligible for banana import licenses. The licenses are renewed annually. Such renewal is automatic for the class of companies (including Dole subsidiaries) that imported bananas into the EU in the 1994-1996 reference period (the “traditional operators”); the traditional operators possess, in the aggregate, EU licenses to import more than 83% of the total licensed import volume of bananas. The rest of the annual import licenses are issued to a class of companies (including other Dole subsidiaries) that do not qualify under the 1994-1996 reference period test but that have imported bananas during the two most recent years, in an amount exceeding $1.2 million in at least one of those years (the “non-traditional operators”). To renew its licenses, a non-traditional operator must establish each year that it has used at least 50% of the licenses it possessed in the prior year, which is not expected to be a problem for Dole. By passing this 50% test, a non-traditional operator is included in the pool of non-traditional operators whose licenses will be renewed. The exact number of licenses that will be issued in a given year to a non-traditional operator in the pool will depend on how many other non-traditional operators apply for renewal in that year. Dole’s earnings have not been negatively impacted by the new interim regime, and it believes the ongoing impact of this regime will not be dilutive to its current earnings levels.

      Exports of our products to certain countries or regions, particularly China, Japan, New Zealand, Russia, South Korea and the Middle East, are subject to various restrictions that may be increased or reduced in response to international economic, currency and political factors, thus affecting our ability to compete in these markets.

      We distribute our products in more than 90 countries throughout the world. Our international sales are usually transacted in U.S. dollars and major European and Asian currencies, while certain costs are incurred in currencies different from those that are received from the sale of products. Results of operations may be affected by fluctuations in currency exchange rates in both the sourcing and selling locations.

Seasonality

      Our sales volumes remain relatively stable throughout the year. We experience seasonal earnings characteristics, predominantly in the fresh fruit segment, because fresh fruit prices are lower in the second half of the year, when summer fruits are in the markets, than in the first half of the year. Our fresh vegetables segment does not experience significant seasonality as a result of its dispersed growing regions. Our packaged foods and fresh-cut flowers segments experience peak demand during certain well-known holidays and observances; the impact is less than in the fresh fruit segment.

Products

      For the amount of total revenues, in each of the last three fiscal years, contributed by any class of similar products that accounted for 10% or more of our consolidated revenue, see Note 14 to the Consolidated Financial Statements on page 75 of this Form 10-K.

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

      Fresh vegetables, as well as fresh-cut salads and other value-added products, marketed by Dole are generally grown under joint growing arrangements with independent growers in California, Arizona and northern and central Mexico. The vegetables are generally field packed and transported to Dole’s central cooling and distribution facilities. The products are sold to customers in North America and, to a lesser extent, Asia and Western Europe.

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

Asia

      Dole sources bananas, fresh pineapples, asparagus, mangoes, papaya and other fruits and vegetables from the Philippines, Thailand and Ecuador, and transports them to markets principally in Asia, New Zealand and the Middle East. It also sources citrus fruit, deciduous fruit and vegetables, such as asparagus, broccoli, tomatoes, cabbage and lettuce from North America, Australia, New Zealand, China, Korea, South Africa, Chile and other parts of the world to distribute in Asian markets, primarily Japan. In Japan, Dole also distributes domestically-sourced fruits, vegetables and value-added products such as pre-cut fruits, vegetables and salads.

      Dole operates 15 fresh-cut fruit and vegetable distribution centers in Japan through joint ventures with local distributors. Dole also owns a vegetable processing facility in Qingdao, China that produces value-added vegetable products for the Chinese and Japanese markets.

      Dole’s Worldwide Packaged Food Division operates three canneries in Asia: two in Thailand and one in the Philippines. These canneries supply North America, Europe, Asia, Australia and the Middle East. These canneries have significantly expanded their operations into diversified products, including plastic cups and pouches. The pineapples used at these canneries are sourced from a large Dole-operated plantation and independent growers in the Philippines and primarily from independent growers in Thailand.

Europe

      Dole is a major marketer and importer of bananas and other fresh fruits and canned fruits in Europe and the Near East. Dole sources bananas from Latin America, Cameroon, the Ivory Coast, Guadalupe, Martinique, Jamaica and the Canary Islands.

      We operate eight banana ripening, produce and flower distribution centers in Sweden, nine in France, five in Spain, four in Italy, one in Belgium and three in Germany; with the exception of two owned facilities in Sweden, six owned facilities in France, three owned facilities in Spain, three owned facilities in Germany and one owned facility in Italy, these facilities are leased. We own and operate one distribution center in the Netherlands, which specializes in the distribution of exotic fruits throughout Europe. We have a minority interest in a French company that owns a majority interest in banana and pineapple plantations in Cameroon and the Ivory Coast. We own a minority interest in a banana ripening and fruit distribution company with four facilities in the United Kingdom. We are the majority owner in a company operating a port terminal and distribution facility in Livorno, Italy. We own a banana ripening and fruit distribution facility near Istanbul, Turkey.

      We have a majority interest in Saba Trading AB, which owns and operates a state-of-the-art, ready-to-eat salad and vegetable plant in Helsingborg, Sweden. In connection with the acquisition of its 60% interest in Saba Trading AB in 1998, Dole has the right to purchase (the “call option”), at its sole discretion, the minority shareholders’ entire interest in Saba during either January 2004 or January 2008. In addition, each minority shareholder separately has the right to require Dole to purchase (the “put option”) the shareholders’ interest during either February 2005 or February 2008. The call option price and the put option price are computed based upon formulas as specified in the agreements. In the event that each minority shareholder exercises its put option, the minimum aggregate price payable by Dole for these minority interests under these formulas would approximate $56 million at December 28, 2002.

      Dole licenses the DOLE trademark and salad processing technology to a subsidiary of Bama Industrier A.S., Dole’s primary customer for fresh produce in Norway.

      In September 2002, Dole sold all of its 91% equity interest in, and outstanding loans due from, Pascual Hermanos, a Spanish vegetable and citrus producing and exporting corporation held for sale since 2001, for approximately $18.1 million, net of cash on hand at the date of sale. On October 1, 2002, Dole sold its wholly owned subsidiary, Saman, for $6 million in cash, net of cash on hand at the date of sale. Saman is a European dried fruit and nut processor held for sale since 2001.

      Dole is a major exporter of deciduous and citrus fruit from South Africa to Europe.

GOING-PRIVATE TRANSACTION

      On December 18, 2002, Dole and David H. Murdock signed a definitive merger agreement (“merger agreement”) pursuant to which Mr. Murdock will acquire the approximately 76% of Dole’s common stock that he and his family do not already own for $33.50 per share in cash. Upon completion of the merger, Dole will become wholly owned by Mr. Murdock through DHM Holding Company, Inc.

      Dole has filed with the Securities and Exchange Commission and mailed to its shareholders definitive proxy materials for a special meeting of shareholders to vote on the proposed merger of DHM Acquisition

Company, Inc., which is wholly owned by DHM Holding Company, Inc., into Dole. The special meeting is scheduled for March 26, 2003. The merger is conditioned upon, among other things, its approval by shareholders who own a majority of the outstanding shares not already owned by Mr. Murdock or his family, and completion of the financing contemplated by the merger.

      It is anticipated that funds necessary to purchase the outstanding shares of Dole will be provided by Mr. Murdock, a bank syndicate and/or institutional investors. Completion of the financing required to complete the transaction and refinance some of Dole’s debt is subject to the execution of definitive loan agreements and the satisfaction of the conditions therein. Such financing is currently expected to consist of $1.125 billion of senior secured credit facilities (currently expected to consist of approximately $825 million of term loan facilities and approximately $300 million of revolving credit facilities, a portion of which revolving credit facilities will be drawn upon on the closing date of the merger) and approximately $475 million of new senior debt securities. Dole announced on March 17, 2003, that it had priced at par $475 million of 8.875% Senior Notes due 2011 (the “2011 Notes”). The 2011 Notes are being offered pursuant to Rule 144A and Regulation S under the Securities Act of 1933. Assuming shareholder approval of the merger agreement and satisfaction of financing conditions, Dole expects that the closing of the offering and the delivery of the 2011 Notes will occur shortly thereafter.

      In addition, Dole and Mr. Murdock announced that, assuming the merger receives the required approval by Dole’s shareholders and becomes effective, Dole expects to redeem or retire its 7% Notes due 2003 and 6.375% Senior Notes due 2005, which had outstanding principal balances of $209.8 million and $300 million, respectively, at December 28, 2002. Dole also expects that its 7.25% Senior Notes due 2009 and 7.875% Debentures due 2013 will remain outstanding. Dole intends to modify the Senior Notes due 2009 and Debentures due 2013 to provide for interest rates of 8.625% and 8.75%, respectively, and for substantially the same covenants and subsidiary guarantees as will exist under the Notes. The exact timing of these actions would be dependent on the timing of the merger. Additionally, all outstanding stock options (other than those held by Mr. Murdock) would be settled in cash, upon consummation of the merger.

RISK FACTORS

      In addition to the risk factors described elsewhere in this Form 10-K, you should consider the following risk factors.

Adverse weather conditions and crop disease can impose costs on our business.

      Fresh produce, including produce used in canning and other packaged food operations, is vulnerable to adverse weather conditions, including windstorms, floods, drought and temperature extremes, which are quite common but difficult to predict. Unfavorable growing conditions can reduce both crop size and crop quality. In extreme cases, entire harvests may be lost in some geographic areas. These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.

      Fresh produce is also vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions. For example, black sigatoka is a fungal disease that affects banana cultivation in most areas where they are grown commercially. The costs to control this disease and other infestations vary depending on the severity of the damage and the extent of the plantings affected. These infestations can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.

Our business is highly competitive and we cannot assure you that we will maintain our current market share.

      Many companies compete in our different businesses. However, only a few well-established companies operate on both a national and a regional basis with one or several branded product lines. We face strong competition from these and other companies in all our product lines.

      Important factors with respect to our competitors include the following:

•	Some of our competitors may have greater operating flexibility and, in certain cases, this may permit them to respond better to changes in the industry or to introduce new products and packaging more quickly and with greater marketing support.

•	Several of our packaged food product lines are sensitive to competition from national or regional brands, and many of our product lines compete with imports, private label products and fresh alternatives.

•	We cannot predict the pricing or promotional actions of our competitors or whether those actions will have a negative effect on us.

      There can be no assurance that we will continue to compete effectively with our present and future competitors, and our ability to compete could be adversely affected by our leveraged position. See “Business — Competition.”

Our earnings are sensitive to fluctuations in market prices and demand for our products.

      Excess supplies often cause severe price competition in our industry. Growing conditions in various parts of the world, particularly weather conditions such as floods, droughts and freezes, as well as diseases and pests, are primary factors affecting market prices because of their influence on the supply and quality of product.

      Fresh produce is highly perishable and generally must be brought to market and sold soon after harvest. Some items, such as lettuce must be sold more quickly, while other items can be held in cold storage for longer periods of time. The selling price received for each type of produce depends on all of these factors, including the availability and quality of the produce item in the market, and the availability and quality of competing types of produce.

      In addition, general public perceptions regarding the quality, safety or health risks associated with particular food products could reduce demand and prices for some of our products. To the extent that consumer preferences evolve away from products that we produce for health or other reasons, and we are unable to modify our products or to develop products that satisfy new consumer preferences, there will be a decreased demand for our products. However, even if market prices are unfavorable, produce items which are ready to be, or have been harvested must be brought to market promptly. A decrease in the selling price received for our products due to the factors described above could have a material adverse effect on our business, results of operations and financial condition.

Our earnings are subject to seasonal variability.

      Our earnings may be affected by seasonal factors, including:

•	the seasonality of our supplies and consumer demand;

•	the ability to process products during critical harvest periods; and

•	the timing and effects of ripening and perishability.

      Although banana production tends to be relatively stable throughout the year, banana pricing is seasonal because bananas compete against other fresh fruit that generally comes to market beginning in the summer. As a result, banana prices are typically higher during the first half of the year. Also, there is a seasonal aspect to our fresh-cut flower business, with peak demand generally around Valentine’s Day and Mother’s Day.

Currency exchange fluctuations may impact the results of our operations.

      We distribute our products in more than 90 countries throughout the world. Our international sales are usually transacted in U.S. dollars, the Euro and Asian currencies. Our results of operations are affected by fluctuations in currency exchange rates in both sourcing and selling locations. Although we enter into foreign currency exchange forward contracts to reduce our risk related to currency exchange fluctuation, our results of operations may still be impacted by weak foreign currency exchange rates, primarily the yen-to-U.S. dollar exchange rate. For instance, we currently estimate that a 1% change in value of the yen-to-U.S. dollar and the euro-to-U.S. dollar exchange rates would each impact our EBIT by approximately $3 million and $2 million, respectively, before giving effect to our foreign currency hedges. Because we do not hedge against all of our foreign currency exposure, our business will continue to be susceptible to foreign currency fluctuations.

We face risks related to our former use of the pesticide DBCP.

      We formerly used dibromochloropropane, or DBCP, a nematocide that was used on a variety of crops throughout the world. The registration for DBCP with the U.S. government was cancelled in 1979 based in part on an apparent link to male sterility among factory workers. There are a number of pending lawsuits in the United States and other countries against the manufacturers of DBCP and the growers, including us, who used it in the past. We are aware of approximately 800 DBCP lawsuits although we have not been served in all of them. The cost to defend or settle these lawsuits, and the costs to pay any judgments or settlements resulting from these lawsuits, or other lawsuits which might be brought, could have a material adverse effect on our business, financial condition or results of operations. See “Business — Legal Proceedings — DBCP Litigation.”

We face other risks in connection with our international operations.

      Our operations are heavily dependent upon products grown, purchased and sold internationally. In addition, our operations are a significant factor in the economies of many of the countries in which we operate, increasing our visibility and susceptibility to regulatory changes. These activities are subject to risks that are inherent in operating in foreign countries, including the following:

•	foreign countries could change regulations or impose currency restrictions and other restraints;

•	in some countries, there is a risk that the government may expropriate assets;

•	some countries impose burdensome tariffs and quotas;

•	political changes and economic crises may lead to changes in the business environment in which we operate;

•	international conflict, including terrorist acts, could significantly impact our financial condition and results of operations;

•	in some countries, our operations are dependent on leases and other agreements; and

•	economic downturns, political instability and war or civil disturbances may disrupt production and distribution logistics or limit sales in individual markets.

      The EU maintains banana regulations that impose quotas and tariffs on bananas. In April 2001, the EU reached agreements with the United States and Ecuador to implement a tariff-only import system no later than January 1, 2006. In the interim period beginning July 1, 2001, European companies (including Dole subsidiaries) that operated and bought bananas and sold them into the EU market during the years 1994-1996 are eligible for banana import licenses. The licenses are renewed annually. Such renewal is automatic for the class of companies (including Dole subsidiaries) that imported bananas into the EU in the 1994-1996 reference period (the “traditional operators”); the traditional operators possess, in the aggregate, EU licenses to import more than 83% of the total licensed import volume of bananas. The rest of the annual import licenses are issued to a class of companies (including other Dole subsidiaries) that do not qualify under the 1994-1996 reference period test but that have imported bananas during the two most recent years, in an amount exceeding $1.2 million in at least one of those years (the “non-traditional operators”). To renew its licenses, a non-traditional operator must establish each year that it has used at least 50% of the licenses it possessed in the prior year, which is not expected to be a problem for Dole. By passing this 50% test, a non-traditional operator is included in the pool of non-traditional operators whose licenses will be renewed. The exact number of licenses that will be issued in a given year to a non-traditional operator in the pool will depend on how many other non-traditional operators apply for renewal in that year. Although our earnings have not been negatively impacted by the new interim regime, our earnings could be affected based on these or similar regulations implemented by the EU.

Terrorism and the uncertainty of war may have a material adverse effect on our operating results.

      Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, the response by the United States on October 7, 2001, and other acts of violence or war in the United States or abroad may affect the markets in which we operate and our operations and profitability. From time to time in the past, our operations or personnel have been the targets of terrorist or criminal attacks, and the risk of such attacks impacts our operations and results in increased security costs. Further terrorist attacks against the United States or operators of United States-owned businesses outside the United States may occur, or hostilities could develop based on the current international situation. The potential near-term and long-term effect these attacks may have on our business operations, our customers, the markets for our products, the United States economy and the economies of other places we source or sell our products is uncertain. We do not maintain insurance for any such occurrences. The consequences of any terrorist attacks, or any armed conflicts, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets or our business.

Our worldwide operations and products are highly regulated in the areas of food safety and protection of human health and the environment.

      Our worldwide operations are subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including laws and regulations governing the use and disposal of pesticides and other chemicals. These regulations directly affect day-to-day operations and violations of these laws and regulations can result in substantial fines or penalties or lead to import restrictions on particular products. There can be no assurance that these fines or penalties would not have a material adverse effect on our business, results of operations and financial condition. To maintain compliance with all of the laws and regulations that apply to our operations, we have been and may be required in the future to modify our operations, purchase new equipment or make capital improvements. Actions by regulators may require operational modifications or capital improvements at various locations. In addition, we have been and in the future may become subject to private lawsuits alleging that our operations caused personal injury or property damage.

We are subject to the risk of product liability claims.

      The sale of food products for human consumption involves the risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling or transportation phases. We have from time to time been involved in product liability lawsuits, none of which were material to our business. While we are subject to governmental inspection and regulations and believe our facilities comply in all material respects with all applicable laws and regulations, we cannot be sure that consumption of our products will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance in an amount which we believe to be adequate. However, we cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage.

We are subject to transportation risks.

      An extended interruption in our ability to ship our products could have a material adverse effect on our business, financial condition and results of operations. Similarly, any extended disruption in the distribution of our products could have a material adverse effect on our business, financial condition and results of operations. While we believe we are adequately insured and would attempt to transport our products by alternative means if we were to experience an interruption due to strike, natural disasters or otherwise, we cannot be sure that we would be able to do so or be successful in doing so in a timely and cost-effective manner.

Our business operations could be significantly disrupted if we lost members of our management team.

      We are dependent on the continued services of our senior management team, including David H. Murdock, our Chairman and Chief Executive Officer, and Lawrence M. Kern, our President and Chief Operating Officer. Although we believe we could replace key employees in an orderly fashion should the need arise, the loss of any such key personnel could have a material adverse effect on our business, results of operations and financial condition. We do not maintain key-person insurance for any of our officers, employees or directors.

The use of herbicides and other hazardous substances in our operations may lead to environmental damage and result in increased costs to us.

      We use herbicides and other hazardous substances in the operation of our business. We may have to pay for the costs or damages associated with the improper application, accidental release or the use or misuse of such substances. Our insurance may not be adequate to cover such costs or damages or may not continue to be available at a price or under terms that are satisfactory to us. In such cases, payment of such costs or damages could have a material adverse effect on our business, results of operations and financial condition.

Events or rumors relating to the DOLE brand could significantly impact our business.

      Consumer and institutional recognition of the DOLE trademarks and related brands and the association of these brands with high quality and safe food products are an integral part of our business. The occurrence of any events or rumors that cause consumers and/or institutions to no longer associate these brands with high quality and safe food products may adversely affect the value of the DOLE brand name and demand for our products. We have licensed the DOLE brand name to several affiliated and unaffiliated companies for use in the United States and abroad. Acts or omissions by these companies over which we have no control may also have such adverse effects.

The loss of important intellectual property rights could adversely affect our competitiveness.

      Some of our trademarks such as the DOLE brand name and other intellectual property rights are important to our business. We rely upon a combination of copyright and trademark laws as well as, where appropriate, contractual arrangements, including licensing agreements to establish and protect our intellectual property rights. We are required from time to time to bring lawsuits against third parties to protect our intellectual property rights. Similarly, we are, and from time to time expect to be, party to proceedings where third parties challenge our rights. We cannot be sure that any lawsuits or other actions brought by us to enforce our rights will be successful or that we will not be found to infringe the intellectual property rights of third parties. The loss of important intellectual property such as trademarks could have a material adverse effect on our business, results of operations and financial condition.

A portion of our workforce is unionized and labor disruptions could decrease our profitability.

      As of December 28, 2002, approximately 56% of our employees worked under various collective bargaining agreements. Some of our collective bargaining agreements will expire in fiscal 2003, although each agreement is subject to automatic renewals unless we or the union party to the agreement provides notice otherwise. Our other collective bargaining agreements will expire in later years. While we believe that our relations with our employees are good, we cannot assure you that we will be able to negotiate these or other collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages. A prolonged labor dispute, which could include a work stoppage, could have a material adverse effect on the portion of our business affected by the dispute, which could impact our business, results of operations and financial condition.

We operate some of our business through joint ventures in which our rights to control business decisions are limited.

      We currently operate important parts of our business through joint ventures with other companies, and in the future may enter into additional joint ventures. Our forecasts and plans for these joint ventures assume that joint venture partners will fulfill their obligations to contribute capital, purchase products, and, in some cases, provide managerial talent. If any of our joint venture partners does not observe their commitments, it is possible that the affected joint venture would not be able to operate in accordance with its business plans or that we would have to increase the level of our investment to give effect to these plans. Furthermore, the approval requirements imposed by certain joint venture agreements may limit our flexibility and ability to implement strategies and tactics that we believe are in our and the joint venture’s best interest. In the event that a joint venture is unsuccessful, we may be required to unwind those of our joint venture operations, which could be costly and materially adversely affect our business, results of operations and financial condition.

      In addition, because we operate some of our business through joint ventures, our ability to pay interest on and principal of our debt, depends, in part, upon the earnings and cash flow of those joint ventures and the distribution of that cash to us. Distributions from our joint ventures are subject to the discretion of their respective management committees. We cannot assure you that our joint ventures will continue to make distributions to us at current levels or at all.

      Joint venture investments may involve risks not otherwise present for investments made solely by us, including the possibility that our joint venture partner might become bankrupt, that our joint venture partner might at any time have different interests or goals than we do, and that our joint venture partner may take action contrary to our instructions, requests, policies or objectives. Other risks of joint venture investments include impasse on decisions, such as sale, because neither we nor or our joint venture partner would have full control over the joint venture.

Our substantial indebtedness could adversely affect our operations, including our ability to perform our obligations under the notes.

      We have, and, assuming the financing in connection with the going-private transaction is consummated, we will continue to have, substantial amount of indebtedness. As of December 28, 2002, after giving pro forma effect to these financing transactions as if they had occurred on December 28, 2002, we would have had approximately $944.3 million in senior secured indebtedness and $1,030 million in senior unsecured indebtedness.

      Our substantial indebtedness could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our obligations;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate purposes;

•	expose us to the risk of increased interest rates, as certain of our borrowings will be at variable rates of interest;

•	require us to sell assets to reduce indebtedness or influence our decisions about whether to do so;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from making strategic acquisitions or pursuing business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have relatively less indebtedness; and

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds. Failing to comply with those covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations.

The financing arrangements for the merger may increase our exposure to tax liability.

      A portion of the new senior secured credit facility will be incurred by our foreign subsidiaries and will be used to fund the merger and related transactions. Although we believe, based in part upon the advice of our tax advisors, that our intended tax treatment of such transactions is appropriate, it is possible that the Internal Revenue Service could seek to characterize the transactions in a manner that could result in the immediate recognition of taxable income by us. Any such immediate recognition of taxable income would result in a material tax liability which could have a material adverse effect on our business, results of operations and financial condition.

Restrictive covenants in our debt instruments will restrict or prohibit our ability to engage in or enter into a variety of transactions, which could adversely affect us.

      The indenture governing the new notes and our new senior secured credit facility to be entered into with respect to the going-private transaction will contain, and the amendments to the indenture which governs our other senior notes and debentures will be amended to contain, various restrictive covenants that will limit our discretion in operating our business. In particular, these agreements will limit our ability to, among other things:

•	incur additional indebtedness;

•	make restricted payments (including paying dividends on, redeeming or repurchasing our capital stock);

•	issue preferred stock of subsidiaries;

•	make certain investments or acquisitions;

•	create liens on our assets to secure debt;

•	engage in transactions with affiliates;

•	merge, consolidate or transfer substantially all of our assets; and

•	transfer and sell assets.

      In addition, our new senior secured credit facility will require us to maintain certain financial ratios and limit our ability to make capital expenditures. These covenants and ratios could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations. Breach of a covenant in our debt instruments could cause acceleration of a significant portion of our outstanding indebtedness. Any future debt could also contain financial and other covenants more restrictive than those imposed under the indenture governing the new notes, the amended indenture governing our other senior notes and debentures and our new senior secured credit facility.

      A breach of a covenant or other provision in any debt instrument governing our current or future indebtedness could result in a default under that instrument and, due to cross-default and cross-acceleration provisions, could result in a default under our other debt instruments. Upon the occurrence of an event of default under the senior secured credit facility or any other debt instrument, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them, if any, to secure the indebtedness. If the lenders under our current or future indebtedness accelerate the payment of the indebtedness, we cannot assure you that our assets or cash flow would be sufficient to repay in full our outstanding indebtedness.

We may be unable to generate sufficient cash flow to service our debt.

      To service our debt, we will require a significant amount of cash. Our ability to generate cash, make scheduled payments or to refinance our obligations depends on our successful financial and operating performance. Our financial and operating performance, cash flow and capital resources depend upon prevailing economic conditions and certain financial, business and other factors, many of which are beyond our control. These factors include among others:

•	economic and competitive conditions;

•	operating difficulties, increased operating costs or pricing pressures we may experience; and

•	delays in implementing any strategic projects.

      If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt.

Our former use of Arthur Andersen LLP as our independent public accountants will limit your ability to seek recovery from them related to their work and may pose a risk to us.

      In June 2002, Arthur Andersen LLP was convicted of federal obstruction of justice charges in connection with its destruction of documents related to Enron Corp. As a result of Arthur Andersen’s conviction, Arthur Andersen is no longer in a position to reissue their audit reports or to provide consents to include financial statements reported on by them in this Form 10-K.

      The reports covering our financial statements for the 2000 and 2001 fiscal years were previously issued by Arthur Andersen and have not been reissued by them. Because Arthur Andersen has not reissued their reports and because we are unable to obtain a consent from Arthur Andersen, you will be unable to sue for material misstatements or omissions, if any, in this Form 10-K, including the financial statements covered by their previously issued reports. We believe that it is unlikely that you would be able to recover damages from Arthur Andersen for any such claim against them.

      The SEC has provided temporary relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Arthur Andersen in certain circumstances. There is no assurance that we will be able to continue to rely on the temporary relief granted by the SEC, and the unavailability of such relief could delay or impede our access to the capital markets.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

      Some of the information included in this Form 10-K and other materials filed or to be filed by us with the Commission (as well as information included in oral statements or other written statements made or to be made by us or our representatives) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” or other words or expressions of similar meaning. We have based these forward-looking statements on our current expectations about future events. The forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations and intentions with respect to our financial condition, results of operations, future performance and business, including statements relating to our business strategy and our current and future development plans.

      The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied in this Form 10-K include:

•	changes in common law, quotas, tariffs, export and import laws;

•	weather conditions that adversely affect the production, transportation, storage, import and export of fresh produce, packaged foods or fresh-cut flowers;

•	market responses to industry volume pressures;

•	DBCP litigation;

•	product and raw materials supplies and pricing;

•	electric power supply and pricing;

•	changes in interest and currency exchange rates;

•	economic crises and security risks in developing countries;

•	international conflict;

•	acts of terrorism;

•	labor disruptions, strikes or work stoppages;

•	loss of important intellectual property rights;

•	costs and charges related to the proposed merger; and

•	other factors disclosed in this Annual Report on Form 10-K, and in other reports filed by Dole from time to time with the Securities and Exchange Commission.

      We urge you to review carefully this Form 10-K, particularly the section “Risk Factors,” for a more complete discussion of the risks to our business.

      From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q and 8-K, Schedule 14A, press releases and other materials released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable, any or all of the forward-looking statements in this Form 10-K, our reports on Forms 10-K, 10-Q and 8-K, Schedule 14A and any other public statements that are made by us may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Form 10-K, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Form 10-K or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

Item 2.	Properties

      Our executive office facility, in Westlake Village, California is leased from a third party. We also maintain divisional offices in Salinas, California and Miami, Florida, which are owned by us. We own our Latin American regional headquarters building in San Jose, Costa Rica, as well as offices in Bogota/ Santa Marta, Colombia and La Ceiba, Honduras. We also maintain offices in Chile, Costa Rica and Ecuador, which are leased from third parties. We maintain our European headquarters in Paris, France and regional offices in Antwerp, Belgium, Athens, Greece, Hamburg, Germany, Milan, Italy and Stockholm, Sweden, which are leased from third parties. We own our offices in Madrid, Spain and Rungis, France. We maintain offices in

Japan, the People’s Republic of China, the Philippines, Thailand, Hong Kong and Korea, which are leased from third parties. The inability to renew any of the above office leases by us would not have a material adverse effect on our operating results. We believe that our property and equipment are generally well maintained, in good operating condition and adequate for our present needs.

      The following is a description of our significant properties:

North America

      Our Hawaii pineapple operations for the fresh produce market are located on the island of Oahu and total approximately 3,100 acres which we own.

      We own approximately 1,400 acres of farmland in California and Arizona, and lease approximately 12,000 acres of farmland in California and another 4,000 acres in Arizona in connection with our vegetable operations. The majority of this acreage is farmed under joint growing arrangements with independent growers, while the remainder is farmed by us. We own cooling, packing and shipping facilities in Yuma, Arizona and the following California cities: Marina, Gonzales and Huron. Additionally, we have partnership interests in facilities in Yuma, Arizona and Salinas, California, and leases in facilities in Oxnard, California. We own and operate state-of-the-art, ready-to-eat salad and vegetable plants in Yuma, Arizona, Soledad, California and Springfield, Ohio.

      We produce almonds from approximately 300 acres, pistachios from approximately 2,000 acres and olives from approximately 900 acres on orchards in the San Joaquin Valley through agricultural partnerships in which we have an interest. We produce stone fruit on approximately 60 acres of owned property in the San Joaquin Valley.

      We hold for sale a packinghouse in Chelan, Washington and a cold storage facility in Pateros, Washington.

      Our Florida based fresh-cut flowers distribution operates from a new 328,000 square foot building completed in 2001, which we own. Approximately 200,000 square feet of this facility is refrigerated. Our fresh-cut flowers group also operates another cooling and distribution facility in the Miami area, which we own. We also operate leased facilities in Dallas, Texas and Los Angeles, California.

Latin America

      We produce bananas directly from owned plantations in Costa Rica, Colombia, Ecuador and Honduras as well as through associated producers or independent growing arrangements in those countries and others, including Guatemala. We own approximately 2,200 acres in Colombia, 28,140 acres in Costa Rica, 4,000 acres in Ecuador and 27,600 acres in Honduras, all related to banana production, although some of the acreage is not presently under production. We own a 50% interest in a Guatemala banana producer which owns or controls approximately 9,600 acres in that country. Our Honduran plantations sustained damage in varying degrees of severity as a result of Hurricane Mitch in 1998 and have required significant rehabilitation, which is substantially complete.

      We own approximately 5,000 acres of land in Honduras, 3,000 acres of land in Costa Rica and 1,700 acres of land in Ecuador, all related to pineapple production, although some of the acreage is not presently under production. Pineapple is grown primarily for the fresh produce market. We own a juice concentrate plant in Honduras for pineapple and citrus. Coconuts are produced on approximately 500 acres of owned land in Honduras.

      We grow grapes, stone fruit, kiwi and pears on approximately 4,075 acres owned by us in Chile. We own and operate 11 packing and cold storage facilities, a corrugated box plant and a wooden box plant in Chile. We also operate a fresh-cut salad plant and a small local fruit distribution company in Chile.

      We also own and operate corrugated box plants in Colombia, Costa Rica, Ecuador and Honduras and a value-added vegetable plant in Costa Rica.

      Our operations in Honduras include a majority interest in an edible oils refinery, a laundry soap factory, a palm oil extraction operation and approximately 3,800 acres of palm oil plantation. These assets sustained damage in varying degrees of severity due to Hurricane Mitch but have now been successfully rehabilitated.

      We formally accepted a new Ecuadorian port (Bananapuerto) on September 6, 2002. We indirectly own 35% of Bananapuerto and operate the port pursuant to a port services agreement, the term of which is up to 30 years.

      Dole Latin America operates a fleet of six refrigerated container ships, of which four are owned and two are long-term chartered. In addition, Dole Latin America operates a fleet of fifteen breakbulk refrigerated ships, of which nine are owned and six are long-term chartered. We also cover part of our requirements under contracts with existing liner services and occasionally charter vessels for short periods on a time or voyage basis as and when required. We own or lease approximately 10,800 refrigerated containers, 2,500 dry containers, 4,600 chassis and 3,300 generator sets. Dole renewed the provisions of some of its container leases in the third quarter of 2002. As a result of these renewals, Dole increased its assets under capital lease by $15 million to $40 million at December 28, 2002. The related capital lease obligation was $38 million at December 28, 2002.

      We produce flowers on approximately 1,600 acres in Colombia and Ecuador. We own and operate packing and cooling facilities at each of our flower farms and lease a facility in Bogota, Colombia for making bouquets.

Asia

      We operate a pineapple plantation of approximately 31,400 leased acres in the Philippines. Approximately 20,600 acres of the plantation are leased to us by a cooperative of our employees that acquired the land pursuant to agrarian reform law. The remaining 10,800 acres are leased from individual land owners. A cannery, freezer, juice concentrate plant, a box forming plant and a can manufacturing plant, each owned by us, are located at or near the pineapple plantation.

      We own and operate a multi-fruit cannery, can manufacturing plant and juice concentrate plant located in central Thailand and a second multi-fruit cannery in southern Thailand. Through a subsidiary in Thailand controlled by us, we grow pineapple on approximately 3,900 acres of leased land and purchase additional supplies of pineapple in Thailand on the open market.

      We operate 15 fresh-cut fruit and vegetable distribution facilities in Japan through joint ventures with local distributors. Three of the distribution centers are located in Tokyo. Through independent growing arrangements, we source products from over 1,200 Japanese farmers. We own a produce processing and distribution center in Shanghai, China and own a vegetable processing facility in Qingdao, China that produces value-added vegetable products for the Chinese and Japanese markets.

      We produce bananas and asparagus from leased lands in the Philippines and also source bananas through associated producers or independent growing arrangements in the Philippines. A plastic extruding plant and two box forming plants, all owned by us, are located near the banana plantations. We operate one banana ripening facility in South Korea through a joint venture with local wholesalers. We also operate banana ripening and distribution centers in Hong Kong and the Philippines.

Europe

      We operate eight banana ripening, produce and flower distribution centers in Sweden, nine in France, five in Spain, four in Italy, one in Belgium and three in Germany; with the exception of two owned facilities in Sweden, six owned facilities in France, three owned facilities in Spain, three owned facilities in Germany and one owned facility in Italy, these facilities are leased. We own and operate one distribution center in the Netherlands, which specializes in the distribution of exotic fruits throughout Europe. We have a minority interest in a French company that owns a majority interest in banana and pineapple plantations in Cameroon and the Ivory Coast. We own a minority interest in a banana ripening and fruit distribution company with four facilities in the United Kingdom. We are the majority owner in a company operating a port terminal and distribution facility in Livorno, Italy. We own a banana ripening and fruit distribution facility near Istanbul, Turkey.

      We have a majority interest in Saba Trading AB, which owns and operates a state-of-the-art, ready-to-eat salad and vegetable plant in Helsingborg, Sweden.

Item 3.	Legal Proceedings

      We are involved from time to time in claims and legal actions incidental to our operations, both as plaintiff and defendant. In the opinion of management, after consultation with outside counsel, the claims or actions to which we are a party are not expected to have a material adverse effect, individually or in the aggregate, on our financial condition or results of operation.

      We have established what management currently believes to be adequate reserves for pending legal matters. We establish legal reserves as part of our ongoing assessment of claims and legal actions on a worldwide basis. These ongoing assessments take into consideration such items as changes in the pending case load (including resolved and new matters), opinions of legal counsel, individual developments in court proceedings, changes in the law, changes in business focus, changes in the litigation environment, changes in opponent strategy and tactics, and new developments as a result of ongoing discovery. A significant part of our legal reserves concerns certain lawsuits pending in the United States and in several foreign countries, alleging injury as a result of exposure to the agricultural chemical DBCP (1,2-dibromo-3-chloropropane).

DBCP Litigation

      DBCP is a nematocide that used to be used on a variety of crops throughout the world. DBCP was manufactured by several chemical companies including Dow and Shell and was registered by the US government for use on food crops. We purchased most of the DBCP we used from Dow and Shell. We and other growers applied DBCP on banana farms in Latin America and the Philippines and on pineapple farms in Hawaii.

      The US cancelled its registration for DBCP use in the United States in 1979, and we subsequently ceased all purchases of DBCP worldwide. The EPA’s cancellation was based in part on the apparent link between male sterility and exposure to DBCP among factory workers producing the product, as well as early product testing done by the manufacturers showing testicular effects on animals exposed to DBCP. To date there is no reliable evidence demonstrating that field application of DBCP led to sterility among farm workers, although that claim is made in pending lawsuits. Nor is there any reliable scientific evidence that DBCP causes any other injuries in humans, although some plaintiffs in the various actions described below assert claims of cancer, birth defects and other general illnesses related to the chemical.

Pending actions

      We are aware of 808 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP. Nine of these lawsuits are currently pending in various jurisdictions in the United States, with the remainder pending in Latin America and the Philippines. Claimed damages total $15.8 billion, with the lawsuits in Nicaragua representing 73% of this amount. In almost all of these cases, we are a joint defendant with the major DBCP manufacturers and, typically, other banana growers. To date, none of these lawsuits has resulted in a verdict or judgment against us. However, as described below, a judgment has been rendered in a DBCP case in Nicaragua.

      In Nicaragua, we have been served in 31 of 300 pending cases, with the majority of the lawsuits brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s acting Attorney General formally opined are unconstitutional. Nine of the 31 cases served were consolidated into one case before a civil trial court in Managua, with the plaintiffs naming an entity denominated as “Dole Food Corporation Inc.” as a defendant. We are aware of no legal entity bearing that name, and we are certain that no such legal entity is related to us. As a result, we responded in these nine consolidated cases on behalf of Dole Fresh Fruit Company, one of our subsidiaries, which has been named as a defendant in other pending DBCP matters, including matters brought by Nicaraguan citizens. We paid a $100,000 non-refundable deposit to the Nicaraguan court, as required under Law 364, to participate in the litigation. On October 25, 2002, the civil trial court in Managua issued a ruling that Dole Fresh Fruit Company was not a party to the nine consolidated cases. Thereafter, counsel for Dole Fresh Fruit Company notified the court that no legal entity known as “Dole Food Corporation Inc.” exists and offered to appear on behalf of us (Dole Food Company, Inc.) and to ratify all prior pleadings of Dole Fresh Fruit Company. On November 25, 2002, the civil trial court issued a ruling that we are not a defendant in the nine consolidated cases.

      On December 13, 2002, the Nicaraguan civil trial court entered a judgment in the aggregate amount of $489 million on behalf of 468 plaintiffs against Dow Chemical Company, also known as Dow AgroSciences, Shell Chemical Company, Standard Fruit and Vegetable Company and “Dole Food Corporation Inc.” in the nine consolidated actions. Because the civil trial court had held that we are not a defendant in the case, the court also ordered that our $100,000 deposit be returned. Standard Fruit and Vegetable Company is a Texas corporation that is wholly unrelated to us.

      We believe that the Nicaraguan civil trial court’s judgment will not be enforceable against any Dole entity in the U.S. or in any other country, because no Dole entity has been named in the judgment and Nicaragua’s Law 364 is unconstitutional and violates international due process. Among other things, Law 364 is an improper “special law” directed at particular parties, it requires defendants to pay large, non-refundable deposits in order to participate in the litigation, it provides a severely truncated procedural process, it establishes irrebutable presumptions of causation that are contrary to the evidence and scientific data, and it sets unreasonable minimum damages that must be awarded. In addition, although we sought to participate in the case, the Nicaraguan civil trial court ruled that we would not be heard and that our legal motions and papers would not be considered. Finally, as previously noted, the civil trial court ruled that neither we nor Dole Fresh Fruit Company is a defendant in the case. For these reasons, we do not believe a U.S. court or that of any other nation would enforce this judgment.

      As to all the DBCP matters, we have denied liability and asserted substantial defenses. Although no assurance can be given concerning the outcome of these cases, in the opinion of our management, after consultation with legal counsel and based on past experience defending and settling DBCP claims, the pending lawsuits are not expected to have a material adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fiscal quarter ended December 28, 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Dole’s common stock is traded on the New York Stock Exchange and the Pacific Exchange. As of March 17, 2003, there were approximately 8,810 holders of record of Dole’s common stock.

PRICE RANGE OF DOLE’S COMMON STOCK

      Dole common stock is traded on the New York Stock Exchange under the symbol “DOL.” The following table shows the high and low reported closing price per share of Dole common stock on the New York Stock Exchange for each quarterly period in 2002 and 2001.

	High	Low

2002
First Quarter	$31.20	$25.50
Second Quarter	33.85	30.57
Third Quarter	32.86	24.30
Fourth Quarter	32.73	27.28
2001
First Quarter	$18.56	$14.94
Second Quarter	16.83	14.72
Third Quarter	24.32	16.40
Fourth Quarter	27.30	19.33

      On September 20, 2002, the last full trading day prior to the public announcement of Mr. Murdock’s proposal, the last reported sales price of Dole common stock on the New York Stock Exchange was $24.49 per share. On December 18, 2002, the last full trading day prior to the public announcement that the merger agreement had been signed, such price was $28.45 per share.

      Dole paid a regular quarterly dividend of $0.10 per share of its common stock from 1991 until December 2001. Dole increased its quarterly dividend rate to $0.15 for the quarter ending in March 2002 and subsequent quarters.

      Additional information required by Item 5 is contained in Note 13 on page 74 of this Form 10-K.

Item 6.     Selected Financial Data

Results of Operations and Selected Financial Data

	2002	2001	2000	1999	1998

	(In millions, except per share data)
Revenues, net	$4,392	$4,314	$4,400	$4,448	$3,878
Cost of products sold	3,688	3,881	3,924	3,993	3,380

Gross margin	704	433	476	455	498
Selling, marketing and general and administrative expenses	421	383	397	385	337
Gains on sale of citrus assets	—	—	(9)	—	—
Hurricane Mitch (insurance proceeds) charge — net	—	—	(43)	(20)	78
Citrus charge	—	—	—	—	20

Operating income	283	50	131	90	63
Interest expense — net	69	65	76	76	56
Other (expense) income — net	(4)	7	1	6	(4)

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	210	(8)	56	20	3
Income taxes	54	29	20	3	2

Income (loss) from continuing operations, net of income taxes	156	(37)	36	17	1
Income from discontinued operations, net of income taxes	—	19	32	32	11
Gain on disposal of discontinued operations, net of income taxes	—	168	—	—	—

Income before cumulative effect of a change in accounting principle	156	150	68	49	12
Cumulative effect of a change in accounting principle	120	—	—	—	—

Net income	$36	$150	$68	$49	$12

Diluted net income (loss) per common share
Continuing operations	$2.76	$(0.66)	$0.65	$0.29	$0.02
Discontinued operations	—	3.33	0.56	0.56	0.18
Cumulative effect of a change in accounting principle	(2.12)	—	—	—	—

Net income	$0.64	$2.67	$1.21	$0.85	$0.20

Other Statistics
Working capital	$689	$557	$356	$381	$366
Total assets	3,037	2,768	2,801	2,994	2,864
Long-term debt	882	816	1,135	1,285	1,116
Total debt	1,125	843	1,180	1,323	1,152
Total shareholders’ equity	745	736	555	532	622
Annual cash dividends per common share	0.60	0.40	0.40	0.40	0.40
Capital additions	234	120	111	137	118
Depreciation and amortization	108	118	125	124	116

Note: Revenues have been restated to reflect the adoption of EITF 01-9 in 2002. The adoption resulted in a reduction of previously reported revenues and selling, marketing and general and administrative expenses by $134 million, $102 million, $94 million and $61 million in 2001, 2000, 1999 and 1998, respectively. Loss from continuing operations for 2001 includes pre-tax charges of $133 million and a pre-tax non-operating gain of $8 million related to the sale of available-for-sale securities. Income from continuing operations for 2000 includes a pre-tax charge of $46 million, net insurance proceeds of $43 million and a pre-tax gain of $9 million related to asset sales. Income from continuing operations for 1999 includes a pre-tax charge of $48 million and net insurance proceeds of $20 million. Income from continuing operations for 1998 includes pre-tax charges of $98 million. In 2001, Dole divested its Honduran Beverage operations. Operating results of this business have been accounted for as a discontinued operation. Income from discontinued operations in 2001 includes a net gain of $169 million on the disposition of this business. Income from discontinued operations in 1999 and 1998 include net insurance proceeds of $8 million and a pre-tax charge of $22 million, respectively.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      2002 marked a positive year for Dole Food Company, Inc. and its consolidated subsidiaries (the “Company”). Revenues in 2002 increased 2% over the prior year to $4.4 billion. Earnings before interest expense and income taxes (“EBIT”) from continuing operations increased to $291 million in 2002 from $63 million in 2001. Net income in 2002 was $36 million, or $0.64 per share, which includes a non-cash after tax charge of $120 million, or $2.12 per share, arising from the impairment of goodwill upon the adoption of a new accounting standard.

      In 2002, the Company’s results of operations were principally driven by higher volumes and favorable pricing in some of the Company’s core commodity and value-added businesses and by benefits realized from cost-cutting and profit improvement programs. During 2002, the Company’s banana business benefited from higher local pricing in Asia. The Company also experienced improved banana pricing in Europe, mainly due to a more favorable euro-to-dollar exchange rate compared to prior year. The Company also expanded activity in the European ripening and distribution business, with the further development of some of the Company’s distribution facilities. In addition, margins improved from the downsizing of its banana operations and its ongoing cost cutting efforts.

      The Company also continued to grow market share in its key value-added products. The Company increased its leadership position in the packaged salads category of the fresh vegetables business and benefited from the continued success of its FRUIT BOWLS® and FRUIT-N-GEL BOWLSTM products. The fresh pineapple business benefited from higher volumes of DOLE PREMIUM SELECT® pineapples in the Company’s North American and European markets. The Company also experienced better performance in the Company’s fresh-cut flowers segment as a result of lower operating costs. In addition to these achievements, the Company completed the divestitures of two non-core businesses, Pascual Hermanos, S.A. (“Pascual Hermanos”) and Saman S.A. (“Saman”), during the year.

      In 2001, the Company began an extensive cost savings initiative and engaged the Boston Consulting Group to assist in performing strategic and operational reviews of its banana and fresh-cut flowers businesses and in executing programs to enhance profitability and achieve consolidated savings from global strategic sourcing and logistics. The business reconfiguration programs resulted in the recognition of $133 million of expense that was recorded as a component of cost of products sold in the 2001 Consolidated Statement of Income. Of the $133 million of expenses, $28 million was recognized in the second quarter of 2001 for the shutdown and related asset sales of the Company’s California deciduous and Pacific Northwest apples operations, which included packinghouses, ranches and orchards in California and Washington. The remaining $105 million was recognized in the third quarter of 2001 and included costs associated with the planned divestiture of the Company’s Pascual Hermanos vegetables subsidiary in Spain and the Saman dried fruit and nut subsidiary in France, as well as the downsizing of banana and flower operations in Latin America and banana production in the Philippines. The assets impacted by these reconfiguration programs were to be disposed of either by sale or closure. In connection with these reconfiguration programs, 2,906 management and production employees in the Company’s operations were initially identified for termination. The majority of the employees identified for termination worked in Pascual Hermanos and the banana and fresh-cut flowers businesses in Latin America. As of December 28, 2002, all employees, excluding the employees of Pascual Hermanos, whose employment was assumed by the new owner of Pascual Hermanos, had been severed under the Company’s 2001 reconfiguration program and substantially all of the assets identified for sale had been sold.

      Consistent with the Company’s strategy to divest non-core businesses, during 2001 the Company disposed of its 97% interest in the capital stock of Cerveceria Hondurena S.A., a Honduran corporation principally engaged in the beverage business in Honduras (“CHSA” or “the Honduran beverage business”). The disposition was accomplished by means of a stock exchange transaction in which the Company acquired a subsidiary of South African Breweries, plc (“SAB”) that held as its sole asset $537 million in cash. The Company received $561 million as consideration for the disposition of CHSA, comprising $537 million in cash and $24 million of intercompany debt forgiveness between CHSA and a subsidiary of the Company. The cash proceeds from the divestiture were used primarily to pay down debt. The Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements reflect the Honduran beverage business as a discontinued operation.

      While the most significant accomplishments related to reconfiguration of the Company’s operations were made in 2001, the Company downsized and exited several businesses in earlier years. In the third quarter of 2000, the Company initiated a plan to scale back its fresh fruit operations, including the complete shutdown of some activities, due to continuing oversupply and other market conditions affecting the Company’s fresh fruit segment. In connection with its plan, the Company recorded a $46 million charge, which was reported in cost of products sold in the 2000 Consolidated Statement of Income. The $46 million charge included costs to reduce the Company’s existing productive capacity in its banana operations in Latin America and Asia, as well as costs to shut down its melon and citrus farming activities in Honduras and the downsizing of its distribution network in Europe. In its Latin America banana operations, the Company closed some production sites, terminated some employee arrangements and contracts with independent growers, and divested its controlling interest in a production joint venture in South America. In its Asian banana operations, the Company reduced production acreage and terminated some employees and contracts with independent growers. In its European operations, the Company reduced its workforce, primarily in northern Europe. The $46 million charge had been fully utilized by December 28, 2002. A total of 4,880 employees in the Company’s operations have been severed as of December 28, 2002 in connection with this charge.

      In 2000, the Company sold the assets of its citrus operations located in California and Arizona for approximately $55 million. Production assets were transferred to the buyer in the third quarter of 2000 for net cash proceeds of $45 million, resulting in a net gain of $8 million. The remaining $10 million of proceeds were for secured grower contracts, approximately half of which were transferred to the buyer in the fourth quarter of 2000, resulting in a net gain of $1 million. The combined $9 million net gain has been reported on a separate line in the 2000 Consolidated Statement of Income. Title to the remaining grower contracts was transferred at an amount approximating book value in the first quarter of 2001. The citrus operations had revenues and operating losses of $28 million and $0.3 million, respectively, in 2000.

      Shareholder Proposal: On December 18, 2002, the Company and David H. Murdock signed a definitive merger agreement (“merger agreement”) pursuant to which Mr. Murdock will acquire the approximately 76% of the Company’s common stock that he and his family do not already own for $33.50 per share in cash. Upon completion of the merger, the Company will become wholly owned by Mr. Murdock through DHM Holding Company, Inc.

      The Company has filed with the Securities and Exchange Commission (“SEC”) and mailed to its shareholders definitive proxy materials for a special meeting of shareholders to vote on the proposed merger of DHM Acquisition Company, Inc., which is wholly owned by DHM Holding Company, Inc., into the Company. The special meeting is scheduled for March 26, 2003. The merger is conditioned upon, among other things, its approval by shareholders who own a majority of the outstanding shares not already owned by Mr. Murdock or his family, and completion of the financing contemplated by the merger.

      It is anticipated that funds necessary to purchase the outstanding shares of the Company will be provided by Mr. Murdock, a bank syndicate and/or institutional investors. Completion of the financing required to complete the transaction and refinance some of the Company’s debt is subject to the execution of definitive loan agreements and the satisfaction of the conditions therein. Such financing is currently expected to consist of $1.125 billion of senior secured credit facilities (currently expected to consist of approximately $825 million of term loan facilities and approximately $300 million of revolving credit facilities, a portion of which revolving credit facilities will be drawn upon on the closing date of the merger) and approximately $475 million of new senior debt securities. The Company announced on March 17, 2003, that it had priced at par $475 million of 8.875% Senior Notes due 2011 (the “2011 Notes”). The 2011 Notes are being offered pursuant to Rule 144A and Regulation S under the Securities Act of 1933. Assuming shareholder approval of the merger agreement and satisfaction of financing conditions, the Company expects that the closing of the offering and the delivery of the 2011 Notes will occur shortly thereafter.

      In addition, the Company and Mr. Murdock announced that, assuming the merger receives the required approval by the Company’s shareholders and becomes effective, the Company expects to redeem or retire its 7% Notes due 2003 and 6.375% Senior Notes due 2005, which had outstanding principal balances of $209.8 million and $300 million, respectively, at December 28, 2002. The Company also expects that its 7.25% Senior Notes due 2009 and 7.875% Debentures due 2013 will remain outstanding. The Company intends to modify the Senior Notes due 2009 and Debentures due 2013 to provide for interest rates of 8.625% and 8.75%, respectively, and for substantially the same covenants and subsidiary guarantees as will exist under the Notes. The exact timing of these actions would be dependent on the timing of the merger. Additionally, all outstanding stock options (other than those held by Mr. Murdock) would be settled in cash, upon consummation of the merger.

Results of Operations

      The Company’s management evaluates and monitors segment performance primarily through earnings before interest expense and income taxes (“EBIT”). EBIT, which is disclosed as a line item in the Consolidated Statements of Income, is calculated by adding interest income and other (expense) income — net to operating income. Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to the Company as a whole. EBIT is not defined under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered in isolation or as a substitute for net income or cash flow measures prepared in accordance with GAAP or as a measure of the Company’s profitability or liquidity. Additionally, the Company’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate EBIT in the same fashion.

	2002	2001	2000

	(Dollars in thousands)
Revenues from external customers
Fresh fruit	$2,772,758	$2,701,422	$2,756,256
Fresh vegetables	825,559	827,528	845,776
Packaged foods	588,991	556,143	560,365
Fresh-cut flowers	173,927	196,430	200,473
Other operating segments	30,838	33,298	37,243

	$4,392,073	$4,314,821	$4,400,113

EBIT
Fresh fruit	$217,844	$48,478	$1,536
Fresh vegetables	82,699	47,793	77,084
Packaged foods	64,905	43,684	56,877
Fresh-cut flowers	(5,925)	(18,717)	293
Other operating segments	713	(837)	(878)

Total operating segments	360,236	120,401	134,912
Corporate and other EBIT	(69,359)	(57,423)	11,170

	$290,877	$62,978	$146,082

      The Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 01-9 (“EITF 01-9”) Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), during the first quarter of 2002. The impact of the adoption was limited to reclassifications of costs previously included in selling, marketing and general and administrative expenses. These costs are now reflected as a reduction of revenues. The adoption of EITF 01-9 reduced previously reported revenues and selling, marketing and general and administrative expenses by $9 million, $46 million and $79 million in the fresh fruit, fresh vegetables and packaged foods operating segments, respectively, in 2001 and by $8 million, $40 million and $54 million in the fresh fruit, fresh vegetables and packaged foods operating segments, respectively, in 2000. The adoption had no impact on the Company’s reported operating or net income or on segment EBIT.

     2002 Compared with 2001

      Fresh Fruit: Fresh fruit revenues increased 3% to $2.8 billion in 2002 from $2.7 billion in 2001. The increase in fresh fruit revenues was primarily due to higher pricing for bananas sold in Asia, higher volumes in the European ripening and distribution business and higher volumes of DOLE PREMIUM SELECT® pineapples. Revenues, primarily in the fresh fruit segment, were also favorably impacted by foreign currency exchange rates. The net impact of exchange rates on the Company’s year-over-year revenues was approximately $30 million; this impact primarily consists of a $47 million revenue increase due to a stronger euro-to-dollar exchange rate, partially offset by a $17 million decrease from a weaker yen-to-dollar exchange rate. The increases in revenues were partially offset by lower volumes of bananas sold in Europe, lower pricing of bananas sold in North America and the winding down of the Company’s California deciduous and Pacific Northwest apples operations. The exiting of the Company’s California deciduous and Pacific Northwest apples operations accounted for revenue reductions of approximately $28 million in 2002 versus 2001.

      Fresh fruit EBIT increased to $218 million in 2002 from $48 million in 2001. EBIT increased primarily due to the same factors that drove the increase in revenues. In addition, the exiting of the Company’s California deciduous and Pacific Northwest apples operations increased EBIT in 2002 by the absence of approximately $4 million in operating losses incurred by these operations in 2001. EBIT in 2002 further benefited from the absence of $74 million of business reconfiguration expenses included in 2001 EBIT. The Company also incurred $5 million of expenses in 2001 related to the divestiture of the Company’s controlling interest in a banana production joint venture in South America. EBIT in 2002 also benefited from the absence of goodwill amortization, as a result of the Company’s adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 142 (“FAS 142”), Goodwill and Other Intangible Assets, at the beginning of 2002. The Company recognized $7 million in goodwill amortization in 2001. The stronger average euro-to-dollar exchange rate impacted the Company’s year-over-year total EBIT, primarily in the fresh fruit segment, by approximately $11 million as compared to 2001. The weaker average yen-to-dollar exchange rate did not significantly impact EBIT in 2002 due to the effectiveness of the Company’s yen hedges.

      Fresh Vegetables: Fresh vegetables revenues for 2002 decreased slightly to $826 million from $828 million in 2001. Revenues were impacted by lower commodity vegetable volumes, the disposition of the Company’s interest in Pascual Hermanos in the third quarter of 2002 and higher marketing expenses, which are treated as a reduction of revenues as required under EITF 01-9. These decreases were partially offset by higher volumes in the packaged salads business.

      Fresh vegetables EBIT for 2002 increased to $83 million from $48 million in 2001. EBIT for 2002 benefited from the absence of $34 million of business reconfiguration expenses included in 2001 EBIT. EBIT in 2002 also included a $4 million gain on the sale of Pascual Hermanos. Excluding the impact of the 2001 business reconfiguration expense and the gain on sale of Pascual Hermanos, EBIT in 2002 decreased slightly due to lower commodity vegetable volumes, partially offset by higher volumes in the packaged salads business.

      In September 2002, the Company sold all of its 91% equity interest in, and outstanding loans due from, Pascual Hermanos, a Spanish corporation held for sale since 2001, for approximately $18.1 million, net of cash on hand at the date of sale. The financial results of Pascual Hermanos are included in the fresh vegetables reporting segment through the effective date of disposal. In the third quarter of 2002, the Company recorded a gain on this sale of approximately $4 million, net of transaction expenses. The gain is included in selling, marketing and general and administrative expenses in the Consolidated Statements of Income. Revenues related to Pascual Hermanos for 2002, 2001 and 2000 were $26 million, $45 million and $51 million, respectively. Operating income related to Pascual Hermanos for 2002 and 2001 was $4 million and $1 million, respectively, and operating losses for 2000 were $1 million.

      Packaged Foods: Packaged foods revenues in 2002 increased to $589 million from $556 million in 2001. The increase in revenues was due to higher volumes from the continued success of the Company’s FRUIT BOWLS and FRUIT-N-GEL BOWLS products. The increase in revenues was partially offset by higher marketing expenses, which are treated as a reduction of revenues as required under EITF 01-9, and the sale of Saman during the third quarter of 2002.

      Packaged foods EBIT in 2002 increased to $65 million from $44 million in 2001. EBIT in 2002 benefited from the absence of $17 million of business reconfiguration expenses included in 2001 EBIT. Excluding the impact of the 2001 business reconfiguration expenses, EBIT for packaged foods increased approximately $4 million compared to the prior year. This increase in EBIT was due to higher volumes from the continued success of the FRUIT BOWLS and FRUIT-N-GEL BOWLS products, lower product costs and slightly higher pricing in traditional canned products, partially offset by a $4 million loss recorded on the sale of Saman.

      On October 1, 2002, the Company sold its wholly owned subsidiary, Saman, for $6 million in cash, net of cash on hand at the date of sale. Saman is a European dried fruit and nut processor held for sale since 2001. The financial results of Saman are included in the packaged foods reporting segment through the effective date of disposal. In the third quarter of 2002, the Company recorded a loss on the sale of approximately $4 million, net of transaction expenses. The loss is included in selling, marketing and general and administrative expenses in the Consolidated Statements of Income. Revenues related to Saman for 2002, 2001 and 2000 were $27 million, $50 million and $64 million, respectively. Operating losses related to Saman for 2002 and 2001 were $4 million and $1 million, respectively, and operating income for 2000 was $1 million.

      Fresh-Cut Flowers: Fresh-cut flowers revenues in 2002 decreased to $174 million from $196 million in 2001. The decrease in revenues was attributable to lower volumes partially offset by a slight increase in pricing.

      EBIT in the fresh-cut flowers segment in 2002 improved to a loss of $6 million from a loss of $19 million in 2001. EBIT in 2002 benefited from the absence of $7 million of business reconfiguration expenses and the absence of $4 million of goodwill amortization included in 2001 EBIT. The Company did not record goodwill amortization related to fresh-cut flowers in 2002 as a result of the Company’s adoption of FAS 142. Excluding the impact of the business reconfiguration expenses and goodwill amortization, 2002 EBIT improved $1 million compared to the prior year, principally due to lower operating costs primarily as a result of the closure of six production farms, offset to an extent by lower revenues.

      Corporate and Other: Corporate and other EBIT includes general and administrative costs not allocated to operating segments. Corporate and other EBIT in 2002 was a loss of $69 million compared to a loss of $57 million in 2001. The difference between the years is largely due to approximately $9 million of higher legal expenses in 2002 attributable to ongoing lawsuits filed against the Company related to its past use of an agricultural chemical called DBCP, as discussed further in Note 16 to the Consolidated Financial Statements, and higher employee incentive costs as a result of the Company’s stronger earnings in 2002. EBIT in 2002 was further impacted by a loss on the early retirement of debt of approximately $3.4 million and $3.4 million in transaction costs related to David H. Murdock’s proposed merger. In contrast, 2001 EBIT included an $8 million gain on available-for-sale securities. The difference between the years was partially offset by lower consulting fees in 2002 and higher interest income. Interest income increased to $12 million in 2002 from $6 million in 2001 due to higher average cash balances, primarily resulting from the issuance of $400 million 7.25% unsecured senior notes due 2009 during the second quarter of 2002, and the proceeds from the divestiture of the Honduran beverage business in the fourth quarter of 2001.

      Interest Expense and Income Taxes: Interest expense increased to $81 million in 2002 from $71 million in 2001. This increase was primarily due to higher average debt levels resulting from the issuance of the $400 million 7.25% unsecured senior notes during the second quarter of 2002. Income tax expense increased in 2002 to $54 million from $29 million in 2001 primarily due to higher earnings in the current year, partially offset by a $5 million income tax refund received during 2002. The Company’s effective tax rate was 25.6% in 2002. In 2001, the Company’s income tax expense was $29 million on pretax losses of approximately $8 million. The difference in the effective rates is due primarily to the $133 million business reconfiguration expense recorded in 2001. Approximately $101 million of this business reconfiguration expense related to foreign tax jurisdictions. A valuation allowance was established to offset deferred tax assets related to the business reconfiguration expense in jurisdictions where the Company has determined that it is more likely than not that these benefits will not be realized. The Company currently anticipates its effective tax rate to be 28% in the near term, based on its expected earnings mix.

      Cumulative Effect of Change in Accounting Principle: During the second quarter of 2002, the Company completed the two-step process of the transitional goodwill impairment test prescribed in FAS 142 with respect to existing goodwill. The first step of the transitional goodwill impairment test involved a comparison of the fair value of each of the Company’s reporting units, as defined under FAS 142, with its carrying amount. If the carrying amount exceeded the fair value of a reporting unit, the Company was required to perform the second step of the transitional goodwill impairment test. As a result of the outcome of the first step relative to the fresh-cut flowers reporting unit, the Company was required to perform the second step of the transitional goodwill impairment test for this reporting unit. The second step involved comparing the implied fair value of the fresh-cut flowers reporting unit’s goodwill to its carrying value to measure the amount of impairment. The transitional goodwill impairment test resulted in the Company recognizing a non-cash transitional goodwill impairment charge of $120 million related entirely to the fresh-cut flowers reporting unit. As required by FAS 142, the $120 million charge is reflected as a cumulative effect of a change in accounting principle in the Company’s Consolidated Statement of Income for the year ended December 28, 2002. There was no income tax effect on the impairment charge as the charge primarily related to goodwill in foreign operations where the Company believes it is more likely than not that future taxable income in these operations will not be sufficient to realize the related income tax benefits associated with the charge. The charge represented a total write-off of the goodwill in the fresh-cut flowers reporting unit. The fair value of the fresh-cut flowers reporting unit was determined based on discounted cash flows that the business expects to generate in the future. The circumstances leading to the goodwill impairment in the fresh-cut flowers reporting unit include the fact that the flower industry is less attractive than the Company had expected in 1998 when it made its acquisitions in this industry and that the Company’s progress in integrating the acquired businesses has been slower than expected.

     2001 Compared with 2000

      Fresh Fruit: Fresh fruit revenues decreased 2% to $2.7 billion in 2001 from $2.8 billion in 2000. The decreases were primarily due to the divestiture of businesses, the impact of weaker foreign currency exchange rates and the planned reduction of banana volumes to secondary markets in Europe. In the third quarter of 2000, the Company sold assets comprising its California and Arizona citrus business, and in the second quarter of 2001, the Company initiated the divestiture of assets comprising its California deciduous and Pacific Northwest apples business. These divestitures accounted for approximately $120 million of the decrease in revenues in 2001 versus 2000. The impact of the weaker euro-to-U.S. dollar and yen-to-U.S. dollar exchange rates unfavorably impacted the Company’s year-over-year total revenue (primarily in the fresh fruit segment) by approximately $85 million as compared to 2000. These revenue decreases were offset by higher banana volumes and pricing in North America and improved pricing in Europe. In addition, increased volumes and pricing in the Chilean fruit export business and higher volumes and stronger pricing for the Company’s DOLE PREMIUM SELECT® pineapple favorably impacted 2001 revenues.

      EBIT in the fresh fruit segment increased to $48 million in 2001 from $2 million in 2000. Fresh fruit EBIT in 2001 included $74 million of business reconfiguration expenses related to programs initiated during the second and third quarters of 2001 as well as a $5 million expense in the first quarter of 2001 related to the divestiture of the Company’s controlling interest in a banana production joint venture in South America. Fresh fruit EBIT in 2000 included approximately $46 million related to a business downsizing charge in the third quarter of 2000. Excluding these business downsizing expenses, EBIT increased to $127 million in 2001 from approximately $47 million in 2000. Fresh fruit EBIT increased due to fruit, shipping and selling and general and administrative cost savings as a result of cost-cutting initiatives. In addition, EBIT improved due to increased volumes and pricing in the North America banana business, higher pricing in the European banana business and higher volumes and strong pricing for the Company’s DOLE PREMIUM SELECT® pineapple.

These improvements were partially offset by losses in the California deciduous and Northwest apples businesses, which the Company has exited, of $12 million in 2001 compared to EBIT of $1 million in 2000.

      Fresh Vegetables: Fresh vegetables revenues decreased to $828 million in 2001 from $846 million in 2000. The decrease was due to price normalization in the Company’s commodity vegetables business in 2001 from heightened pricing levels in 2000. Revenues were also impacted by higher marketing expenses, which are treated as a reduction of revenues as required under EITF 01-9. These decreases were offset by continued growth in the Company’s North America fresh-cut salads business where volumes increased at approximately the same rate as the volumes sold in the product category “fresh-cut salads” by all producers.

      EBIT in the fresh vegetables segment decreased to $48 million in 2001 from $77 million in 2000. Fresh vegetables EBIT decreased due to a $34 million charge associated with the Company’s reconfiguration program initiated during the third quarter of 2001 primarily to divest Pascual Hermanos, its fresh vegetables subsidiary located in Spain. Excluding this charge, EBIT in 2001 increased by $5 million primarily due to volume growth in the Company’s fresh-cut salads business partially offset by higher marketing expense in that business and the impact of higher prices in 2000 in the Company’s commodity vegetables business. The segment also benefited significantly from cost savings initiatives.

      Packaged Foods: Packaged foods revenues decreased to $556 million in 2001 from $560 million in 2000. The decrease was primarily attributable to higher marketing expenses, which are treated as a reduction of revenues as required under EITF 01-9, as well as the Company’s sale of its California almond processing business in the third quarter of 2000, which had revenues of $23 million in 2000. This decrease was partially offset by the launch of FRUIT-N-GEL BOWLS in 2001 and the continued success of the Company’s FRUIT BOWLS products that were introduced in 2000.

      EBIT in the packaged foods segment decreased to $44 million in 2001 from $57 million in 2000. Packaged foods EBIT decreased due to a $17 million charge associated with the Company’s reconfiguration programs initiated during the second and third quarters of 2001. In addition, the second quarter of 2001 included $2 million related to contract terminations. The third quarter of 2001 included $15 million associated with the planned divestiture of a packaged foods business located in Europe. Higher earnings due to the growth of the Company’s FRUIT BOWLS products combined with lower product costs were partially offset by marketing expenses associated with the launch of the Company’s FRUIT-N-GEL BOWLS. The sale of the Company’s California almond processing business did not significantly impact EBIT in 2001 or 2000.

      Fresh-Cut Flowers: Fresh-cut flowers revenues decreased to $196 million in 2001 from $200 million in 2000. Revenues decreased due to unfavorable market conditions, primarily in the Company’s wholesale business in the second half of 2001. This decrease was partially offset by higher Valentine’s Day and Mother’s Day sales in the first half of 2001.

      EBIT in the fresh-cut flowers segment decreased to a loss of $19 million in 2001 from slightly above breakeven in 2000. Fresh-cut flowers EBIT in 2001 included a $7 million charge associated with the Company’s reconfiguration programs initiated during the third quarter to reduce flower production operations in Latin America. Additionally, in the third quarter of 2001, the Company recognized $3 million of lease termination related expenses in connection with its move to a new consolidated distribution facility in Miami, Florida. Losses in the second half of the year due to the per-unit margin impacts associated with lower sales volume were partially offset by higher earnings in the first half of 2001 due to higher Valentine’s Day and Mother’s Day sales.

      Corporate and Other: Corporate and other EBIT was a loss of $57 million in 2001 compared to earnings of $11 million in 2000. Corporate and other EBIT in 2000 included Hurricane Mitch insurance proceeds, net, of $43 million and a $9 million gain on the sale of citrus assets, resulting in positive EBIT. In contrast, 2001 EBIT included approximately $13 million of consulting expenses relating to cost savings initiatives undertaken by the Company in the first quarter of 2001 that were partially offset by an $8 million gain on the sale of available-for-sale securities. In addition, interest income declined in 2001 to $6 million from $15 million in 2000. The decline is primarily due to lower interest rates in 2001 as well as the inclusion in 2000 of the interest portion of a tax refund received from the Internal Revenue Service.

      Interest Expense and Income Taxes: Interest expense decreased to $71 million in 2001 from $90 million in 2000 due to lower average outstanding debt levels combined with lower interest rates throughout the year. In 2001, the Company recognized income tax expense of $29 million on a pretax loss of $8 million mainly resulting from a $133 million reconfiguration charge recognized during the second and third quarters, of which $101 million related to foreign tax jurisdictions for which the Company has not provided future tax benefits. Future tax benefits, if any, will be recognized upon realization. During 2000, the Company recognized income tax expense of $20 million on pretax income of $56 million.

Contractual Obligations and Commercial Commitments

      The following tables summarize the Company’s contractual obligations and commitments at December 28, 2002:

Payments Due by Period

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(In thousands)
Contractual obligations
Long-term debt	$1,075,436	$213,516	$305,486	$571	$555,863
Capital lease obligations	37,857	17,297	20,560	—	—
Operating leases	445,675	84,938	204,246	46,303	110,188

Total contractual cash obligations	$1,558,968	$315,751	$530,292	$46,874	$666,051

Amount of Commitment Expiration per Period

	Total Amounts	Less Than			After
	Committed	1 Year	1-3 Years	4-5 Years	5 Years

	(In thousands)
Commercial commitments guarantees	$34,001	$26,202	$2,688	$4,232	$879

Total commercial commitments	$34,001	$26,202	$2,688	$4,232	$879

      The Company’s contractual obligations and commercial commitments are discussed in the Liquidity and Capital Resources section below and in the Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

      Cash flow generated by operating activities from continuing operations was $227 million in 2002 compared to $244 million in 2001. The decrease was primarily due to an increase in net working capital (receivables, inventories, prepaid and other assets less accounts payable and accrued liabilities) in 2002 versus a decrease in net working capital in 2001. Approximately $67 million of the increase in net working capital in 2002 is attributable to the payment of taxes related to the sale of the Honduran beverage business in 2001. The increase in net working capital was partially offset by significantly improved earnings from continuing operations before the cumulative effect of a change in accounting principle, which was a non-cash charge in 2002.

      Cash used in investing activities of $170 million in 2002 consisted primarily of capital additions, partially offset by proceeds from the sales of assets and businesses. Capital additions from continuing operations for the acquisition and improvement of productive assets increased to $234 million in 2002 from $120 million in 2001. The increase is primarily due to the acquisition of eight vessels for approximately $121 million and the purchase of an interest in a new aircraft for $23 million. Capital expenditures in 2002 were funded by operating cash flows. The Company expects operating capital expenditures in 2003 to be lower than 2002 levels.

      Proceeds from the sales of assets of $36 million in 2002 are primarily due to sales of assets in the Company’s California deciduous and Pacific Northwest apples operations, which the Company identified for disposal in 2001. Net proceeds from the sales of businesses of $24 million in 2002 relate to the sales of Pascual Hermanos and Saman in the third quarter of 2002.

      The Company has obligations under non-cancelable operating leases, primarily for vessel charters and containers, as well as for equipment and office facilities. The leased assets are used in the Company’s operations where leasing offers advantages of operating flexibility and is less expensive than alternate types of funding. Some of the Company’s agricultural land leases provide for increases in minimum rentals based on production. Lease payments under a significant portion of the Company’s operating leases are based on variable interest rates, primarily the London Interbank Offered Rate (“LIBOR”). Lease payments are charged to operations, primarily through cost of sales. Total rental expense, including rent related to cancelable and non-cancelable leases, was $109 million, $126 million and $148 million (net of sublease income of $15 million, $13 million and $10 million) for 2002, 2001 and 2000, respectively. The Company capitalized equipment under capital leases of $15 million in 2002 and $25 million in 2001. The Company is required to comply with financial covenants, including minimum financial ratios, on both capitalized and operating leases, which, if not met, would require the Company to purchase the leased assets for amounts approximating their residual value.

      The Company renewed the provisions of some of its container leases in the third quarter of 2002. As a result of these renewals, the Company increased its assets under capital lease by $15 million to $40 million at December 28, 2002. The related capital lease obligation was $38 million at December 28, 2002. These leases have annual renewal options through December 2007.

      The Company has both purchase and renewal options under various off-balance sheet vessel, container and office leases. These leases include guarantees of the residual value of the underlying leased assets. As of December 28, 2002, the Company’s maximum potential undiscounted future payments on residual value guarantees on such leases totaled approximately $140 million. These guarantees generally become payable based on the difference, if any, between the guaranteed residual value and the fair market value of the leased asset at the lease termination date. At December 28, 2002, the fair market values of the underlying leased assets in each of these leases was greater than the applicable residual guarantees and accordingly no liability has been recorded for these guarantees. In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. This statement may require the Company to consolidate some or all of the Company’s off-balance sheet leases, which would increase both assets and liabilities on the consolidated balance sheet by approximately $168 million. The Company is currently in the process of evaluating the impact of this statement on its financial condition and results of operations.

      The Company uses net debt (total debt less cash) as a supplementary measure of leverage. Net debt is not defined under GAAP and should not be considered in isolation as an indicator of leverage. Additionally, the Company’s computation of net debt may not be comparable to other similarly titled measures computed by other companies. At December 28, 2002, the Company’s net debt totaled $478 million versus $482 million at December 29, 2001. This slight decrease was due to positive cash flows from operations after investing activities of $57 million, substantially offset by the payment of dividends and the capitalization of a lease obligation of $15 million during 2002.

      Shareholders’ equity increased as a result of positive earnings, unrealized foreign currency translation gains and the issuance of common stock, primarily as a result of the exercise of stock options, partially offset by dividends declared, unrealized net losses on cash flow hedges and increased additional minimum pension liability. As a result of marginally lower net debt, combined with higher shareholders’ equity, the Company’s net debt to net debt and equity percentage improved to 39% at the end of 2002 from 40% at the end of 2001.

      If the proposed shareholder transaction is successful, debt will be redeemed or retired, container assets under capital and operating leases will be purchased and additional debt will be issued. As a result, net debt levels will increase significantly. Refer to the discussion of the Shareholder Proposal for further details.

      In April 2002, the Company completed the sale and issuance of $400 million aggregate principal amount of 7.25% Senior Notes due 2009 (the “Original Notes”) at a discount of $2 million to face value. The Original Notes were sold in a private placement under Rule 144A and Regulation S promulgated by the SEC. The sale was exempt from the registration requirements of the Securities Act of 1933, as amended. The Company subsequently filed a registration statement with the SEC offering holders of the Original Notes the opportunity to exchange their Original Notes for publicly registered notes (the “Notes”) having substantially identical terms, except for restrictions on transfer that pertained only to the Original Notes. On July 23, 2002, this exchange offer expired; all of the Original Notes were tendered in the exchange offer and were accepted. Interest on the Notes will be paid semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2002. The Notes are unsecured senior obligations of the Company and rank equally with the Company’s outstanding senior unsecured debt.

      During the year ended December 28, 2002, the Company repurchased approximately $90 million of its $300 million 7% unsecured senior notes due in 2003 and approximately $20 million of its $175 million 7.875% unsecured debentures due in 2013. In connection with these repurchases, the Company recorded a loss on early retirement of debt of $3.4 million. The Company financed these repurchases using available cash on hand.

      The Company has outstanding notes and debentures that place restrictions on the Company’s ability to issue additional secured debt. At December 28, 2002, the Company was in compliance with these restrictions.

      The Company has in place a $400 million, five-year revolving credit facility (“Long-Term Facility”), which matures in 2003. At the Company’s option, borrowings under the Long-Term Facility bear interest at specified percentages over the agent’s prime rate or LIBOR. Provisions under the Long-Term Facility require the Company to comply with financial covenants, which include a maximum permitted ratio of consolidated debt to net worth, and a minimum required fixed charge coverage ratio. As of December 28, 2002, the Company was in compliance with these covenants. The Company may also borrow under uncommitted lines of credit at rates offered from time to time by various banks that may not be lenders under the Long-Term Facility. There were no outstanding borrowings under the Long-Term Facility or uncommitted lines of credit as of December 28, 2002. The Company anticipates that the Long-Term Facility will be terminated at such time as the merger contemplated by the shareholder proposal is consummated.

      In August 2002, the Company’s $200 million 364-day revolving credit facility expired. There were no outstanding borrowings under this facility during the year.

      The Company is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to the Company’s operations. At December 28, 2002, the Company’s guarantees primarily consisted of guarantees for bank loans to its growers of $5 million, guarantees to foreign regulatory authorities of $21 million, and various commercial bank guarantees of $8 million.

      Grower guarantees represent guarantees of amounts advanced to independent growers that supply the Company with product. The advances are made under third party bank agreements, which are guaranteed by the Company. The Company carefully monitors amounts outstanding under the bank agreements and records an allowance for any amounts which it believes will not be recoverable from the growers. This determination includes assessing the financial strength of the growers, their historical payment history and the age of outstanding and unpaid advances.

      The Company also provides guarantees to various regulatory authorities, primarily in Europe, in order to comply with foreign regulations when operating businesses overseas. The most significant of these guarantees, for banana import license fees, are granted to the European Union member states’ agricultural authority. The Company’s subsidiaries obtain guarantees from commercial banks for the amount of the licenses, which is then secured by the Company’s guarantee to the bank. The Company has not historically experienced any significant losses associated with these guarantees.

      The Company also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries and key business partners. The Company has not historically experienced any significant losses associated with these guarantees.

      In connection with the acquisition of its 60% interest in Saba Trading AB in 1998, the Company has the right to purchase (the “call option”), at its sole discretion, the minority shareholders’ entire interest in Saba during either January 2004 or January 2008. In addition, each minority shareholder separately has the right to require the Company to purchase (the “put option”) the shareholders’ interest during either February 2005 or February 2008. The call option price and the put option price are computed based upon formulas as specified in the agreements. In the event that each minority shareholder exercises its put option, the minimum aggregate price payable by the Company for these minority interests under these formulas would approximate $56 million at December 28, 2002.

      As disclosed in Note 16 to the Consolidated Financial Statements, the Company is subject to legal actions, most notably related to the Company’s prior use of the agricultural chemical DBCP. Although no assurance can be given concerning the outcome of these cases, in the opinion of management, after consultation with legal counsel and based on past experience defending and settling DBCP claims, the pending lawsuits are not expected to have a material adverse effect on the Company’s financial condition or results of operations.

      During 2002, the Company declared and paid quarterly dividends of 15 cents per share, at an annual rate of 60 cents per share, on its common stock totaling $34 million.

      The Company believes that its existing cash balance of approximately $647 million at December 28, 2002, as well as its cash flow from operations, revolving credit facilities and access to capital markets will enable it to meet its working capital, capital expenditure, debt maturity, dividend payment and other funding requirements.

      The proposed shareholder transaction will result in an increase in the Company’s debt balances and lower cash on hand as a result of the redemption or retirement of existing debt. The Company believes that if the shareholder transaction is successful, remaining cash on hand, cash flow from operations and available borrowings under the revolving credit portion of the new senior secured credit facility will enable it to meet its working capital, capital expenditure, revolving and term debt maturity and other funding requirements.

      Factors impacting the Company’s cash flow from operations include such items as commodity prices, interest rates and foreign currency exchange rates, among other things, as set forth in the Company’s Form 10-K for the fiscal year ended December 29, 2001 and in subsequent SEC filings and as set forth in “Market Risk” below.

Critical Accounting Policies and Estimates

      The preparation of the Consolidated Financial Statements requires management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on other factors that management believes are reasonable. Estimates and assumptions include, but are not limited to, the areas of customer and grower receivables, inventories, impairment of assets, useful lives of property, plant and equipment, intangible assets, marketing programs, income taxes, self-insurance reserves, retirement benefits, financial instruments and commitments and contingencies.

      The Company believes that the following represent the areas where more critical estimates and assumptions are used in the preparation of the Consolidated Financial Statements. See Note 2 to the Consolidated Financial Statements for a summary of all of the Company’s accounting policies.

      Grower Advances: The Company makes advances to third party growers primarily in Latin America and Asia for various farming needs. Some of these advances are secured with property or other collateral owned by the growers. The Company records an allowance for these grower receivables based on estimates of the growers’ ability to repay advances and the fair value of the collateral. The Company monitors these receivables on a regular basis. If the financial condition of the growers or the fair value of the collateral were to deteriorate, additional allowances may be required. The aggregate amounts of grower advances made during fiscal years 2002 and 2001 were approximately $114 million and $126 million, respectively. Net grower advances receivable were $31 million and $23 million at December 28, 2002 and December 29, 2001, respectively.

      Long-Lived Assets: The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of recoverability is required, the estimated total undiscounted future cash flows directly associated with the asset is compared to the asset’s carrying amount. If this comparison indicates that there is an impairment, the amount of the impairment is calculated by comparing the carrying value to discounted expected future cash flows expected to result from the use of the asset and its eventual disposition or comparable market values, depending on the nature of the asset. Changes in commodity pricing, weather-related phenomena and other market conditions are events that have historically caused the Company to assess the carrying amount of its long-lived assets. All long-lived assets, for which management has committed itself to a plan of disposal by sale, are reported at the lower of carrying amount or fair value less cost to sell. Long-lived assets to be disposed of other than by sale are classified as held and used until the date of disposal.

      The Company depreciates long-lived assets principally by the straight-line method over the estimated useful lives of these assets. Estimates of useful lives are based on the nature of the underlying assets as well as the Company’s experience with similar assets. See Note 8 to the Consolidated Financial Statements for a summary of useful lives by major asset category.

      The Company reviews all leases at inception to establish whether the criteria for capitalization of the underlying leased assets have been met. These criteria require the Company to make estimates of discount rates and of the economic lives of the leased assets. In addition, on an ongoing basis, the Company makes estimates of the fair value of leased assets that are subject to residual value guarantees.

      Marketing Programs: The Company offers promotions such as coupons and other incentives to customers in the normal course of business. These promotional costs are accrued based on management’s best estimate of the redemption rates of these incentives. Management is able to make a reasonable estimate of actual redemption rates based on historical experience. Should actual redemption rates exceed amounts estimated, additional accruals may be required.

      Income Taxes: Deferred income taxes are recognized for the income tax effect of temporary differences between financial statement carrying amounts and the income tax bases of assets and liabilities. The Company regularly reviews its deferred income tax assets to determine whether future taxable income will be sufficient to realize the benefits of these assets. A valuation allowance is provided for deferred income tax assets for which it is deemed more likely than not that future taxable income will not be sufficient to realize the related income tax benefits from these assets. The amount of the net deferred income tax asset that is considered realizable could, however, be adjusted if estimates of future taxable income are adjusted.

      The Company believes its tax positions comply with the applicable tax laws and that it is adequately provided for all tax related matters. The Company is subject to examination by taxing authorities in the various jurisdictions in which it files tax returns. Matters raised upon audit may involve substantial amounts and could be material if resolved unfavorably. Management considers it unlikely that the resolution of any such matters would have a material adverse effect upon the Company’s financial condition or results of operations.

      Pension and Other Post Retirement Benefits: The Company has qualified and non-qualified defined benefit pension plans covering some of its full-time employees. Benefits under these plans are generally based on each employee’s eligible compensation and years of service, except for hourly plans, which are based on negotiated benefits. In addition to pension plans, the Company has other post-retirement benefit plans that provide health care and life insurance benefits for eligible retired employees. Covered employees may become eligible for such benefits if they fulfill established requirements upon reaching retirement age. Pension and other post-retirement benefit costs and obligations are calculated based on actuarial assumptions including discount rates, health care cost trend rates, compensation increases, expected return on plan assets, mortality rates, and other factors.

      The Company determines the expected return on pension plan assets based on an expectation of average annual returns over an extended period of years. This expectation is based, in part, on the actual returns achieved by the Company’s pension plans over the prior ten-year period. The Company also considers the weighted-average historical rate of returns on securities with similar characteristics to those in which the Company’s pension assets are invested. In the absence of structural change to the investment environment or a change in the Company’s asset allocation or investment philosophy, this estimate is not expected to vary significantly from year to year. In 2002 and 2001, the Company’s expected rate of return on U.S. plan assets was 9.25%. At December 29, 2001, the actual ten-year return on the Company’s U.S. pension assets was over 10%. At December 28, 2002, the Company’s U.S. pension plan investment portfolio was invested approximately 55% in equities and 45% in bonds and other fixed income securities.

      The Company’s discount rate of 6.75% in 2002 and 7.25% in 2001 was determined based on selected high-quality, fixed rate bond indices with maturities that approximate the duration of the liabilities in the Company’s pension plans.

      While management believes that the assumptions used are appropriate, actual results may differ materially from these assumptions. These differences may impact the amount of pension and other postretirement obligations and future expense.

      Litigation: The Company is involved from time to time in claims and legal actions incidental to its operations, both as plaintiff and defendant. The Company has established what management currently believes to be adequate reserves for pending legal matters. These reserves are established as part of an ongoing worldwide assessment of claims and legal actions that takes into consideration such items as changes in the pending case load (including resolved and new matters), opinions of legal counsel, individual developments in court proceedings, changes in the law, changes in business focus, changes in the litigation environment, changes in opponent strategy and tactics, new developments as a result of ongoing discovery, and past experience in defending and settling similar claims. Changes in accruals, both up and down, are part of the ordinary, recurring course of business, in which management, after consultation with legal counsel, is required to make estimates of various amounts for business and strategic planning purposes, as well as for accounting and SEC reporting purposes. These changes are reflected in the reported earnings of the Company each quarter. The litigation accruals at any time reflect updated assessments of the then existing pool of claims and legal actions.

Recently Issued Accounting Pronouncements

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“FAS 143”), Accounting for Asset Retirement Obligations. This standard provides accounting guidelines for the cost of legal obligations associated with the retirement of long-lived assets. FAS 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. The resulting net cost is then depreciated over the remaining life of the underlying long-lived asset. FAS 143 is effective for fiscal years beginning after June 15, 2002. As required, the Company will adopt the provisions of FAS 143 on December 29, 2002, the first day of its 2003 fiscal year. The Company does not expect the adoption of FAS 143 to have a material impact on its financial condition or results of operations.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“FAS 146”), Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). This statement requires that the fair value of an initial liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when the entity commits to an exit plan, thereby eliminating the definition and requirements for recognition of exit costs. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is in the process of evaluating the impact of this statement and does not expect the adoption of FAS 146 to have a material impact on the Company’s financial condition or results of operations.

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain types of guarantees. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 specifically identifies obligations that are excluded from the provisions related to recognizing a liability at inception, however, these guarantees are subject to the disclosure requirements of FIN 45. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all annual periods ending after December 15, 2002. The Company has included the necessary disclosures in Note 15 and Note 16 to the Consolidated Financial Statements. The Company does not expect the adoption of the recognition requirements of FIN 45 in 2003 to have a material impact on the Company’s financial condition or results of operations.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“FAS 148”), Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. FAS 148 amends Statement of Financial Accounting Standards No. 123 (“FAS 123”), Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends some of the disclosure requirements of FAS 123. FAS 148 is effective for fiscal years ending after December 15, 2002. As discussed in Note 12 to the Consolidated Financial Statements, the Company has decided to adopt the fair value method of accounting for stock-based employee compensation in the first quarter of 2003. The Company will apply the prospective method of adoption outlined in FAS 148. The prospective method applies the recognition provisions of FAS 123 to all employee awards granted, modified or settled after the beginning of the fiscal years in which the recognition provisions are first applied. The Company does not expect the adoption of FAS 148 to have a material impact on the Company’s financial condition or results of operations.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. This standard clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPEs). FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also significantly enhances the disclosure requirements related to variable interest entities. This statement is effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 for all interests in variable interest entities acquired before February 1, 2003. Consolidation of the Company’s off-balance sheet leases, if required by the statement, would increase assets and liabilities on the consolidated balance sheet by approximately $168 million. The Company is currently in the process of evaluating the impact of this statement on its financial condition and results of operations.

Market Risk

      As a result of its global operating and financing activities, the Company is exposed to market risks including changes in commodity pricing, fluctuations in interest rates and fluctuations in foreign currency exchange rates in both sourcing and selling locations. Commodity pricing exposures include the potential impacts of weather phenomena and their effect on industry volumes, prices, product quality and costs. The Company manages its exposure to commodity price risk primarily through its regular operating activities, however, significant commodity price fluctuations, particularly for bananas and pineapples, could have a material impact on the Company’s results of operations. The use of derivative financial instruments has been limited to foreign currency forward contracts related to specific sales and firm purchase commitments. The Company has not utilized derivatives for trading or other speculative purposes.

      The Company’s bunker fuel costs, used primarily for its container vessels, are subject to market fluctuations. At February 28, 2003, the average price of the Company’s bunker fuel had increased approximately 38% over the average price in 2002. The Company currently estimates that a $1 change in the price of bunker fuel per ton would impact the Company’s EBIT by approximately $0.2 million annually. The Company did not hedge its exposure to fuel price fluctuations in 2002.

      Interest Rate Risk: As a result of its normal borrowing and leasing activities, the Company’s operating results are exposed to fluctuations in interest rates, which the Company manages primarily through its regular financing activities. The Company generally maintains limited investments in cash equivalents and has occasionally invested in marketable securities or debt instruments with original maturities greater than 90 days.

      The Company has short-term and long-term debt with both fixed and variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date. Short-term debt also includes unsecured notes payable to banks and bank lines of credit used to finance working capital requirements.

      Long-term debt represents publicly-held unsecured notes and debentures, as well as notes payable to banks and uncommitted lines of credit, used to finance long-term investments such as business acquisitions. In addition, the Company maintains a $400 million, five-year revolving credit facility (“Long-Term Facility”), which matures in 2003 and bears interest, at the Company’s option, at percentages over the agent’s prime rate or LIBOR. Provisions under this facility require the Company to comply with financial covenants, which include a maximum permitted ratio of consolidated debt to net worth and a minimum required fixed charge coverage ratio. At December 28, 2002, the Company was in compliance with these covenants. In August 2002, the Company’s $200 million 364-day revolving credit facility expired. The Company had no borrowings under this facility during the year.

      The Company may also borrow under uncommitted lines of credit at various rates offered from time to time by various banks that may not be lenders under the Long-Term Facility. At December 28, 2002, the Company had no outstanding borrowings under its uncommitted lines of credit and no outstanding borrowings under the Long-Term facility. Generally, the Company’s short-term debt is at variable interest rates, while its long-term debt is at fixed interest rates.

      As of December 28, 2002, the Company had $1,075 million of fixed-rate debt, including short-term notes payable, with a weighted-average interest rate of 7.09% and a fair value of $1,073 million. As of December 29, 2001, the Company had $796 million of fixed-rate debt, including short-term notes payable, with a weighted-average interest rate of 7.00% and a fair value of $780 million. The Company currently estimates that a 100 basis point change in prevailing market interest rates would impact the fair value of its fixed-rate debt by approximately $38 million.

      As of December 28, 2002, the Company had the following variable-rate arrangements: $12 million of variable-rate debt, including short-term notes payable, with a weighted-average interest rate of 2.78%, variable-rate capital leases for shipping containers, with a principal value of $38 million and a weighted-average interest rate of 2.06% and variable-rate operating leases, primarily for vessels, containers and office facilities, with a principal value of $168 million and a weighted-average interest rate of 2.99%. As of December 29, 2001, the Company had $22 million of variable-rate debt, including short-term notes payable, with a weighted-average interest rate of 4.94%, variable-rate capital leases for shipping containers, with a principal value of $25 million and a weighted-average interest rate of 2.51% and variable-rate operating leases, primarily for vessels, containers and office facilities, with a principal value of $317 million and a weighted-average interest rate of 3.46%. Interest and operating lease expenses under the majority of these arrangements are based on LIBOR. The Company currently estimates that a 100 basis point change in LIBOR would impact its related pretax income by $2 million.

      Foreign Currency Risk: The Company has production, processing, distribution and marketing operations worldwide in more than 90 countries. Its international sales are usually transacted in U.S. dollars and major European and Asian currencies. Some of the Company’s costs are incurred in currencies different from those received from the sale of products. Results of operations may be affected by fluctuations in currency exchange rates in both sourcing and selling locations.

      The Company has significant Japanese sales denominated in yen as well as European sales denominated in euro or currencies with exchange rates pegged to the euro. Product and shipping costs associated with a portion of these sales are U.S. dollar-denominated. During 2002, the euro-to-dollar foreign currency exchange rate strengthened against the U.S. dollar increasing 6% on an average annual basis compared to the average in 2001. The strengthening of the euro impacted the Company’s 2002 revenues and EBIT by approximately $47 million and $11 million, respectively. In contrast, the dollar strengthened versus the yen in 2002, negatively impacting the Company’s 2002 revenues by approximately $17 million. The Company’s yen denominated hedges largely offset the EBIT impact of the weaker yen in 2002.

      Subsequent to December 28, 2002, the euro and related European currencies and the yen strengthened against the U.S. dollar. As of February 28, 2003, the spot exchange rate between the euro and the U.S. dollar and the yen and the U.S. dollar had strengthened approximately 13% and 6%, respectively, versus the average exchange rates in effect during 2002. In 2002, the Company had approximately $500 million of annual sales denominated in yen and approximately $800 million of annual sales denominated in the euro. The Company currently estimates that a 1% change in value of the yen-to-U.S. dollar and the euro-to-U.S. dollar exchange rates would impact EBIT by approximately $3 million and $2 million, respectively, before accounting for the Company’s foreign exchange hedges. The ultimate impact of future changes to these and other currency exchange rates on 2003 revenues, operating income, net income, equity and comprehensive income is not determinable at this time.

      Some of the Company’s divisions operate in functional currencies other than the U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity. Such translation resulted in unrealized gains of $19 million in 2002. In 2002 the Company realized $6 million of previously unrealized foreign currency translation losses primarily as a result of the disposition of Pascual Hermanos and Saman. The Company has historically not attempted to hedge this equity risk.

Other Matters

      European Union Quota: The European Union (“EU”) maintains banana regulations that impose quotas and tariffs on bananas. In April 2001, the EU reached agreements with the United States and Ecuador to implement a tariff-only import system no later than January 1, 2006. In the interim period beginning July 1, 2001, European companies (including subsidiaries of the Company) that operated and bought bananas and sold them into the EU market during the years 1994-1996 are eligible for banana import licenses. The licenses are renewed annually. Such renewal is automatic for the class of companies (including subsidiaries of the Company) that imported bananas into the EU in the 1994-1996 reference period (the “traditional operators”); the traditional operators possess, in the aggregate, EU licenses to import more than 83% of the total licensed import volume of bananas. The rest of the annual import licenses are issued to a class of companies (including other subsidiaries of the Company) that do not qualify under the 1994-1996 reference period test but that have imported bananas during the two most recent years, in an amount exceeding $1.2 million in at least one of those years (the “non-traditional operators”). To renew its licenses, a non-traditional operator must establish each year that it has used at least 50% of the licenses it possessed in the prior year. The Company currently anticipates being able to meet these requirements. By passing this 50% test, a non-traditional operator is included in the pool of non-traditional operators whose licenses will be renewed. The exact number of licenses that will be issued in a given year to a non-traditional operator in the pool will depend on how many other non-traditional operators apply for renewal in that year. The Company’s earnings have not been negatively impacted by the new interim regime, and it believes the ongoing impact of this regime will not be dilutive to its current earnings levels.

      Euro Conversion: On January 1, 2002, twelve participating members of the EU converted to the euro as their common legal currency. Aside from minor conversion efforts in 2001, the Company did not experience any significant impacts upon conversion.

      Financial Instruments: The Company’s financial instruments primarily comprise of short-term trade and grower receivables, notes receivable and notes payable, as well as long-term grower receivables, notes receivable, notes payable and debentures. For short-term instruments, the historical carrying amount is a reasonable estimate of fair value. Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates. Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not materially different from their recorded amounts as of December 28, 2002 and December 29, 2001.

      As of December 28, 2002, the Company’s derivative instruments, as defined by Statement of Financial Accounting Standards No. 133 (“FAS 133”), Accounting for Derivative Instruments and Hedging Activities and as amended by FASB Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — An amendment of FASB Statement No. 133, consisted of foreign currency exchange forwards. The Company enters into foreign currency exchange forward contracts to reduce its risk related to anticipated working capital collections and payments denominated in foreign currencies. At December 28, 2002, these contracts were denominated in Japanese yen and are designated as hedges under FAS 133. The Company’s foreign currency exchange forwards, in an aggregate outstanding notional amount of $78 million, were designated and effective as hedges of future cash flows. At December 28, 2002, the fair value of the Company’s outstanding foreign currency exchange forwards, of $(0.9) million, is included as a component of accumulated other comprehensive loss in shareholders’ equity. Settlement of these contracts will occur in 2003.

      The counterparties to the foreign currency exchange forward contracts consist of a number of major international financial institutions. The Company has established counterparty guidelines and regularly monitors its positions and the financial strength of these institutions. While counterparties to hedging contracts expose the Company to credit-related losses in the event of a counterparty’s non-performance, the risk would be limited to the unrealized gains on such affected contracts. The Company does not anticipate any such losses. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

      Related Party Transactions: In September 1998 the Company acquired 60% of Saba Trading AB, a Swedish company. The remaining 40% minority interest is held 25% by another Swedish company and 15% by a Swedish co-op. As part of its normal operations, Saba routinely sells fresh fruit, vegetables and flowers to entities in which these minority shareholders are principal owners. Revenues from the Swedish company-related entities were $72 million, $57 million and $65 million in 2002, 2001 and 2000, respectively. Revenues from the co-op related entities were $139 million, $129 million and $133 million in 2002, 2001 and 2000, respectively. Amounts due from the Swedish company and co-op related entities were $8.1 million and $9.6 million, respectively, at December 28, 2002 and $4.4 million and $8.6 million, respectively, at December 29, 2001.

      David H. Murdock, the Company’s Chairman and Chief Executive Officer, owns Castle & Cooke, Inc. (“Castle”) as well as a transportation equipment leasing company, a private dining club and a private country club, which supply products and provide services to numerous customers and patrons. During fiscal 2002, 2001 and 2000, the Company paid Mr. Murdock’s companies an aggregate of approximately $4 million, $3 million and $2 million, respectively, primarily for the rental of truck chassis, generator sets and warehousing services. Castle purchased approximately $0.4 million, $0.2 million and $0.3 million of products from the Company in 2002, 2001 and 2000, respectively.

      In October 2001, the Company and Castle entered into an agreement to replace an aircraft held 50% by each party. The ownership percentage in the new aircraft is 68% by the Company and 32% by Castle. Under co-ownership agreements, the Company and Castle have agreed that each party would be responsible for the direct costs associated with its use of these aircraft, and that all other indirect costs would be shared in proportion to each party’s ownership percentage. During 2002, 2001 and 2000, the Company’s proportionate share of the direct and indirect costs for these aircraft was $0.9 million, $1.3 million and $1.0 million, respectively. The Company’s Audit Committee and/or Board of Directors have approved all transactions with Mr. Murdock.

      This Management’s Discussion and Analysis contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements, which are based on management’s assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by the use of terms such as “anticipate”, “will”, “expect”, “believe”, “should” or similar expressions. The potential risks and uncertainties that could cause the Company’s actual results to differ materially from those expressed or implied herein include weather-related phenomena; market responses to industry volume pressures; product and raw materials supplies and pricing; electrical power supply and pricing; changes in interest and currency exchange rates; economic crises in developing countries; quotas, tariffs and other governmental actions and international conflict.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      See Item 7, Management’s Discussion and Analysis — Market Risk on page 42 of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data

I.	Index to Consolidated Financial Statements of Dole Food Company, Inc.

Form 10-K
Page

Audited Financial Statements for the Three Years Ended December 28, 2002:
Independent Auditors’ Report	48
Consolidated Statements of Income for the Years Ended December 28, 2002, December 29, 2001 and December 30, 2000	50
Consolidated Balance Sheets as of December 28, 2002 and December 29, 2001	51
Consolidated Statements of Cash Flows for the Years Ended December 28, 2002, December 29, 2001 and December 30, 2000	52
Consolidated Statements of Shareholders’ Equity for the Years Ended December 28, 2002, December 29, 2001 and December 30, 2000	53
Notes to Consolidated Financial Statements	54

II.     Supplementary Data

Quarterly Financial Information (Unaudited)	82

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Dole Food Company, Inc.

      We have audited the accompanying consolidated balance sheet of Dole Food Company, Inc. and subsidiaries (the “Company”) as of December 28, 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of December 29, 2001 and for the years ended December 29, 2001 and December 30, 2000, before the restatements and revisions described in Note 2 to the consolidated financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 30, 2002.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, such 2002 financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).

      As discussed above, the consolidated financial statements of the Company as of December 29, 2001 and for the years ended December 29, 2001 and December 30, 2000, were audited by other auditors who have ceased operations. As described in Note 2, the 2001 and 2000 consolidated financial statements have been restated to give retroactive effect to the reclassification of certain marketing costs in connection with the adoption of Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Additionally, as described in Note 2, the 2001 and 2000 consolidated financial statements have been revised to include the transitional disclosures required by SFAS 142 which was adopted by the Company in 2002. We have audited the adjustments and revised disclosures described in Note 2 to restate and revise the 2001 and 2000 consolidated financial statements. In our opinion, such adjustments and revised disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such adjustments and revised disclosures, and accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 consolidated financial statements taken as a whole.

DELOITTE & TOUCHE LLP

Los Angeles, California

February 20, 2003, except for Note 18, as to which the date is March 17, 2003

THIS REPORT SET FORTH BELOW IS A COPY OF A PREVIOUSLY ISSUED AUDIT REPORT BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH ITS INCLUSION IN THIS FORM 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Dole Food Company, Inc.:

      We have audited the accompanying consolidated balance sheets of Dole Food Company, Inc. (a Delaware corporation) and subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of income and cash flows for each of the three fiscal years in the period ended December 29, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dole Food Company, Inc. and subsidiaries as of December 29, 2001 and December 30, 2000 and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Los Angeles, California

January 30, 2002

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 28, 2002, December 29, 2001 and December 30, 2000

	2002	2001	2000

	(In thousands, except per share amounts)
Revenues, net	$4,392,073	$4,314,821	$4,400,113
Cost of products sold	3,687,738	3,881,781	3,923,957

Gross margin	704,335	433,040	476,156
Selling, marketing and general and administrative expenses	420,890	383,259	396,391
Gain on sale of citrus assets	—	—	(8,578)
Hurricane Mitch insurance proceeds, net	—	—	(42,506)

Operating income	283,445	49,781	130,849
Interest income	11,993	5,801	14,606
Other (expense) income — net	(4,561)	7,396	627

Earnings before interest expense and income taxes	290,877	62,978	146,082
Interest expense	80,890	70,708	90,445

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	209,987	(7,730)	55,637
Income taxes	53,789	29,348	19,547

Income (loss) from continuing operations, net of income taxes	156,198	(37,078)	36,090
Income from discontinued operations, net of income taxes	—	18,856	31,565
Gain on disposal of discontinued operations, net of income taxes	—	168,626	—

Income before cumulative effect of a change in accounting principle	156,198	150,404	67,655
Cumulative effect of a change in accounting principle	119,917	—	—

Net income	$36,281	$150,404	$67,655

Earnings (loss) per common share — basic
Continuing operations	$2.78	$(0.66)	$0.65
Discontinued operations	—	3.35	0.56
Cumulative effect of a change in accounting principle	(2.14)	—	—

Net income	$0.64	$2.69	$1.21

Earnings (loss) per common share — diluted
Continuing operations	$2.76	$(0.66)	$0.65
Discontinued operations	—	3.33	0.56
Cumulative effect of a change in accounting principle	(2.12)	—	—

Net income	$0.64	$2.67	$1.21

Weighted-average number of common shares outstanding —
basic	56,089	55,895	55,854
Weighted-average number of common shares outstanding —
diluted	56,588	56,319	55,989

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

As of December 28, 2002 and December 29, 2001

	2002	2001

	(In thousands,
	except share data)
ASSETS
Cash and cash equivalents	$646,967	$361,326
Receivables, net of allowances of $70,938 and $89,331	505,427	531,923
Inventories	410,912	386,099
Prepaid expenses	42,467	46,430
Deferred income tax assets	36,842	46,053

Total current assets	1,642,615	1,371,831
Investments	80,939	81,061
Property, plant and equipment, net of accumulated depreciation of $917,983 and $882,445	1,026,565	917,225
Goodwill, net of accumulated amortization of $33,300 and $49,764	132,080	255,946
Other assets, net	154,653	141,759

Total assets	$3,036,852	$2,767,822

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$11,601	$17,347
Current portion of long-term debt	230,813	9,792
Accounts payable	262,461	249,582
Accrued liabilities	448,483	537,654

Total current liabilities	953,358	814,375
Long-term debt	882,480	816,124
Other long-term liabilities	426,613	369,275
Minority interests	29,290	32,018
Commitments and contingencies (Notes 15 and 16)
Shareholders’ equity
Preferred stock, no par value	—	—
Authorized: 30 million shares, issued and outstanding: None
Common stock, no par value	316,853	316,512
Authorized: 80 million shares, 56.2 million shares issued and outstanding at December 28, 2002 and 55.9 million shares issued and outstanding at December 29, 2001
Additional paid-in capital	66,319	57,220
Retained earnings	449,334	446,689
Accumulated other comprehensive loss	(87,395)	(84,391)

Total shareholders’ equity	745,111	736,030

Total liabilities and shareholders’ equity	$3,036,852	$2,767,822

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 28, 2002, December 29, 2001 and December 30, 2000

	2002	2001	2000

	(In thousands)
Operating Activities
Net income	$36,281	$150,404	$67,655
Less: Income from discontinued operations, net of income taxes	—	187,482	31,565

Income (loss) from continuing operations	36,281	(37,078)	36,090
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	119,917	—	—
Depreciation and amortization	107,676	117,954	125,343
Income tax benefit on the exercise of certain stock options	1,797	—	—
Provision for bad debts	20,714	24,716	32,091
Net gain on sale of assets	(907)	(1,413)	(12,098)
Non-cash portion of special charges related to asset write-downs	—	60,527	12,430
Gain on sale of available-for-sale securities	—	(8,173)	—
Equity earnings, net of distributions	(8,930)	(3,077)	(7,260)
Provision for deferred income taxes	16,488	17,347	4,447
Hurricane Mitch insurance proceeds	—	—	(52,856)
Other	8,876	10,329	17,843
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables	(6,717)	1,836	10,269
Inventories	(38,159)	44,637	35,860
Prepaid expenses and other assets	3,048	226	(15,832)
Accounts payable and accrued liabilities	(40,771)	10,186	(49,117)
Other long-term liabilities	7,855	5,497	(16,409)

Cash flow provided by operating activities of continuing operations	227,168	243,514	120,801
Cash flow provided by operating activities of discontinued operations	—	23,946	48,870

Cash flow provided by operating activities	227,168	267,460	169,671

Investing Activities
Proceeds from sale of available-for-sale securities	—	34,411	—
Investments in available-for-sale securities	—	(26,238)	—
Proceeds from sales of assets	35,845	35,126	57,151
Proceeds from sales of businesses, net of cash disposed	23,724	—	—
Capital additions	(233,673)	(119,752)	(110,555)
Proceeds from disposal of discontinued operations, net of cash disposed	—	536,951	—
Hurricane Mitch insurance proceeds	—	—	52,856
Other	3,728	(2,018)	(910)

Cash flow (used in) provided by investing activities of continuing operations	(170,376)	458,480	(1,458)
Cash flow used in investing activities of discontinued operations	—	(11,052)	(13,077)

Cash flow (used in) provided by investing activities	(170,376)	447,428	(14,535)

Financing Activities
Short-term debt borrowings	23,901	11,000	49,824
Short-term debt repayments	(133,557)	(27,338)	(61,730)
Long-term debt borrowings	400,583	3,394	246,536
Long-term debt repayments	(28,496)	(337,751)	(376,347)
Dividends paid to common shareholders	(33,636)	(22,341)	(22,338)
Dividends paid to minority shareholders	(9,379)	(132)	(3,639)
Proceeds from issuance of common stock	5,192	332	127

Cash flow provided by (used in) financing activities of continuing operations	224,608	(372,836)	(167,567)
Cash flow used in financing activities of discontinued operations	—	(4,847)	(2,174)

Cash flow provided by (used in) financing activities	224,608	(377,683)	(169,741)

Effect of foreign exchange rate changes on cash	4,241	(1,030)	(591)

Increase (decrease) in cash and cash equivalents	285,641	336,175	(15,196)
Cash and cash equivalents at beginning of period	361,326	25,151	40,347

Cash and cash equivalents at end of period	$646,967	$361,326	$25,151

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 28, 2002, December 29, 2001 and December 30, 2000

					Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-In	Retained	Comprehensive	Shareholders’	Comprehensive
	Outstanding	Stock	Capital	Earnings	Loss	Equity	Income

	(In thousands, except per share data)
Balance, January 1, 2000	55,835	$316,478	$56,795	$273,309	$(114,657)	$531,925
Net income	—	—	—	67,655	—	67,655	$67,655
Cash dividends declared ($0.40 per share)	—	—	—	(22,338)	—	(22,338)	—
Unrealized foreign currency translation gain (loss), net	—	—	—	—	(19,788)	(19,788)	(19,788)
Additional minimum pension liability adjustments	—	—	—	—	(2,793)	(2,793)	(2,793)
Issuance of common stock	10	10	117	—	—	127	—

Comprehensive income — 2000	—	—	—	—	—	—	$45,074

Balance, December 30, 2000	55,845	$316,488	$56,912	$318,626	$(137,238)	$554,788
Net income	—	—	—	150,404	—	150,404	$150,404
Cash dividends declared ($0.40 per share)	—	—	—	(22,341)	—	(22,341)	—
Unrealized foreign currency translation gain (loss), net	—	—	—	—	(13,809)	(13,809)	(13,809)
Reclassification of translation losses realized upon the disposition of a foreign entity	—	—	—	—	72,467	72,467	72,467
Unrealized net gains on cash flow hedging instruments	—	—	—	—	15,282	15,282	15,282
Additional minimum pension liability adjustments	—	—	—	—	(21,093)	(21,093)	(21,093)
Issuance of common stock	24	24	308	—	—	332	—

Comprehensive income — 2001	—	—	—	—	—	—	$203,251

Balance, December 29, 2001	55,869	$316,512	$57,220	$446,689	$(84,391)	$736,030
Net income	—	—	—	36,281	—	36,281	$36,281
Cash dividends declared ($0.60 per share)	—	—	—	(33,636)	—	(33,636)	—
Unrealized foreign currency translation gain (loss), net	—	—	—	—	19,002	19,002	19,002
Reclassification of translation losses realized upon the disposition of foreign entities	—	—	—	—	5,917	5,917	5,917
Unrealized net losses on cash flow hedging instruments	—	—	—	—	(16,152)	(16,152)	(16,152)
Additional minimum pension liability adjustments	—	—	—	—	(11,771)	(11,771)	(11,771)
Income tax benefit on the exercise of certain stock options	—	—	1,797	—	—	1,797	—
Issuance of common stock	341	341	7,302	—	—	7,643	—

Comprehensive income — 2002	—	—	—	—	—	—	$33,277

Balance, December 28, 2002	56,210	$316,853	$66,319	$449,334	$(87,395)	$745,111

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Nature of Operations

      Dole Food Company, Inc. was incorporated under the laws of Hawaii in 1894 and was reincorporated under the laws of Delaware in July 2001.

      Dole Food Company, Inc. and its consolidated subsidiaries (the “Company”) are engaged in the worldwide sourcing, processing, distributing and marketing of high-quality, branded food products, including fresh fruit and vegetables, as well as packaged foods. Additionally, the Company markets a full-line of premium fresh-cut flowers.

      Operations are conducted throughout North America, Latin America, Europe (including eastern European countries), Asia (primarily in Japan, the Philippines and Thailand) and Africa (primarily in South Africa and west African countries). As a result of its global operating and financing activities, the Company is exposed to certain risks including changes in commodity pricing, fluctuations in interest rates, fluctuations in foreign currency exchange rates, as well as other environmental and business risks in both sourcing and selling locations.

      The Company’s principal products are produced on both Company-owned and leased land and are also acquired through associated producer and independent grower arrangements. The Company’s products are primarily packed and processed by the Company and sold to wholesale, retail and institutional customers and other food product and flower companies.

Note 2 — Summary of Significant Accounting Policies

      Principles of Consolidation: The Company’s consolidated financial statements include the accounts of Dole Food Company, Inc. and its majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

      Annual Closing Date: The Company’s fiscal year ends on the Saturday closest to December 31. Fiscal years 2002, 2001 and 2000 ended on December 28, 2002, December 29, 2001 and December 30, 2000, respectively, and included 52 weeks each.

      Concentration of Credit Risk: Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash equivalents, foreign currency exchange contracts, grower advances and trade receivables. The Company maintains its temporary cash investments with high quality financial institutions, which are invested in primarily short-term U.S. government instruments and certificates of deposit. The counter parties to the Company’s foreign currency exchange contracts are major financial institutions. Grower advances are principally with farming enterprises located throughout Latin America and Asia and are secured by the underlying crop harvests. Credit risk related to trade receivables is mitigated due to the large number of customers dispersed worldwide. To reduce credit risk, the Company performs periodic credit evaluations of its customers but does not generally require advance payments or collateral. Additionally, the Company maintains allowances for credit losses.

      Revenue Recognition: Revenue is recognized when product has been delivered and legal title and risk of loss transfer to the customer, collection is reasonably assured, persuasive evidence of an arrangement exists and the price is fixed or determinable. Revenue is recorded net of discounts, rebates and certain sales incentives in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-9”).

      EITF 01-9 requires companies to report certain consideration given by a vendor to a customer as a reduction in revenues rather than as marketing expense. This consensus was required to be adopted no later than the first quarter of 2002 and upon adoption, companies were required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement classification

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements of the consensus. The Company adopted the provisions of EITF 01-9 during the first quarter of 2002. The impact of the adoption was limited to reclassifications of costs previously included in selling, marketing and general and administrative expenses as a reduction of revenues. The change in presentation had no impact on the Company’s reported operating or net income. Prior year comparative amounts have been reclassified to comply with EITF 01-9. The effect of the adoption of EITF 01-9 was a reduction of $134 million and $102 million, respectively, in both revenues and selling, marketing and general and administrative expenses for the previously reported fiscal years ended 2001 and 2000.

      Agricultural Costs: Recurring agricultural costs for bananas, pineapples and flowers are charged to operations as incurred. Recurring agricultural costs related to other crops are recognized when the crops are harvested and sold. Non-recurring agricultural costs, primarily comprised of soil and farm improvements and other long-term crop growing costs, are deferred and amortized over the estimated production period, currently from two to seven years.

      Shipping and Handling Costs: The Company follows the provisions of EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. Any amounts billed to third party customers for shipping and handling are included as a component of revenues. Shipping and handling costs incurred are included as a component of costs of products sold and represent costs incurred by the Company to ship product from the sourcing locations to the end consumer markets.

      Marketing and Advertising Costs: Marketing and advertising costs, which include media, production and other promotional costs, are generally expensed in the period in which the marketing or advertising first takes place. In limited circumstances, the Company capitalizes payments related to the right to stock products in customer outlets or to provide funding for various merchandising programs over a specified contractual period. In such cases, the Company amortizes the costs over the life of the underlying contract. The amortization of these costs, as well as other marketing and advertising costs that relate to discounts, rebates and certain sales incentives, are classified as a reduction in revenue in accordance with EITF 01-9. Advertising and marketing costs, included in selling, marketing and general and administrative expenses, amounted to $72 million, $61 million and $87 million in 2002, 2001 and 2000, respectively.

      Research and Development Costs: Research and development costs are expensed as incurred. Research and development costs were not material in 2002, 2001 and 2000.

      Stock-Based Compensation: The Company uses the intrinsic value method of accounting for stock options granted to employees, and accordingly does not recognize compensation expense if the exercise price of the Company’s stock options is equal to or greater than the market price of the underlying stock on the date of grant. The Company has decided to adopt the fair value method of accounting for stock options in the first quarter of 2003. See Note 12 for pro-forma information on the impact of the fair value method of accounting for stock options.

      Income Taxes: Deferred income taxes are recognized for the income tax effect of temporary differences between financial statement carrying amounts and the income tax bases of assets and liabilities. Income taxes, which would be due upon the repatriation of foreign subsidiary earnings, have not been provided where the undistributed earnings are considered indefinitely invested. A valuation allowance is provided for deferred income tax assets for which it is deemed more likely than not that future taxable income will not be sufficient to realize the related income tax benefits from these assets.

      Earnings Per Common Share: Basic earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the year. The basic weighted-average number of common shares outstanding was 56.1 million for 2002 and 55.9 million for both 2001 and 2000. Diluted earnings per common share is calculated using the weighted-average number of common and common equivalent shares outstanding during the year. Potential common shares are excluded from the computation in periods in which they have an anti-dilutive effect. The difference between basic and diluted

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings per common share for the Company is solely attributable to stock options. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect. For 2002, 2001 and 2000, options for 1.1 million, 1.9 million and 2.5 million shares, respectively, were excluded from the diluted earnings per common share calculation because they were anti-dilutive. The diluted weighted-average number of common and common equivalent shares outstanding was 56.6 million for 2002, 56.3 million for 2001 and 56.0 million for 2000.

      Comprehensive Income: Other comprehensive income is comprised of changes to shareholders’ equity, other than contributions from or distributions to shareholders, excluded from the determination of net income under accounting principles generally accepted in the United States of America. The Company’s other comprehensive income is principally comprised of unrealized foreign currency translation gains and losses, unrealized gains and losses on cash flow hedging instruments and additional minimum pension liability. Comprehensive income is presented in the Company’s Consolidated Statements of Shareholders’ Equity.

      Cash and Cash Equivalents: Cash and cash equivalents consist of cash on hand and highly liquid investments, primarily money market funds and time deposits, with original maturities of three months or less.

      Grower Advances: Grower advances are stated at the gross advance amount less allowances for potential uncollectible balances. Such advances are generally secured by productive assets.

      Inventories: Inventories are valued at the lower of cost or market. Cost is determined principally on a first-in, first-out basis and includes materials, labor and overhead. Specific identification and average cost methods are also used primarily for certain packing materials and operating supplies.

      Investments: Investments in affiliates and joint ventures with ownership of 20% to 50% are recorded using the equity method, provided the Company has the ability to exercise significant influence. All other non-consolidated investments are accounted for using the cost method. At December 28, 2002 and December 29, 2001, substantially all of the Company’s investments relate to equity method investments. The Company accounts for investments in equity securities that have readily determinable fair values and debt securities as available-for-sale. Unrealized gains and losses, net of tax, on available-for-sale investments are reflected in accumulated other comprehensive loss. At December 28, 2002 and December 29, 2001, the Company did not hold any available-for-sale securities.

      Property, Plant and Equipment: Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of these assets. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of recoverability is required, the estimated undiscounted future cash flows directly associated with the asset is compared to the asset’s carrying amount. If this comparison indicates that there is an impairment, the amount of the impairment is calculated by comparing the carrying value to discounted expected future cash flows or comparable market values, depending on the nature of the asset. All long-lived assets, for which management has committed itself to a plan of disposal by sale, are reported at the lower of carrying amount or fair value less cost to sell. Long-lived assets to be disposed of other than by sale are classified as held and used until the date of disposal.

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144 (“FAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and amends other guidance related to the accounting and reporting of long-lived assets. The Company adopted FAS 144 as of December 30, 2001, the first day of its 2002 fiscal year. The adoption of FAS 144 did not have a material impact on the Company’s financial condition or results of operations.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Goodwill: Goodwill represents the excess cost of a business acquisition over the fair value of the net identifiable assets acquired. The Company adopted Statement of Financial Accounting Standards No. 142 (“FAS 142”), Goodwill and Other Intangible Assets, effective December 30, 2001, the first day of its 2002 fiscal year. As a result, goodwill is no longer amortized, but reviewed for impairment annually, or more frequently if certain impairment indicators arise. Goodwill amortization expense for 2001 and 2000 totaled $11 million and $12 million, respectively.

      In the second quarter of 2002, the Company completed its transitional goodwill impairment review resulting in a non-cash impairment charge of $120 million, which has been reflected in the Consolidated Statements of Income as a cumulative effect of a change in accounting principle. Additionally, the 2001 and 2000 financial statements have been revised to include the transitional disclosures required by FAS 142 (see Note 9).

      Financial Instruments: The Company’s financial instruments are primarily comprised of short-term trade and grower receivables, notes receivable and notes payable, as well as long-term grower receivables, notes receivable, notes payable and debentures. For short-term instruments, the historical carrying amount is a reasonable estimate of fair value. Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates. Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not materially different from their recorded amounts as of December 28, 2002 and December 29, 2001.

      Effective December 31, 2000, the first day of its 2001 fiscal year, the Company adopted Statement of Financial Accounting Standards No. 133 (“FAS 133”), Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133. FAS 133 requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be reported at fair value with changes in fair value recognized in earnings or other comprehensive income. Recognition depends on whether the derivative is designated and effective as part of a hedge transaction and on the type of hedge transaction (fair value or cash flow). Gains or losses on derivative instruments recorded in other comprehensive income must be reclassified to income during the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges impacts earnings as incurred.

      The Company’s derivative instruments, as defined by FAS 133, consisted of foreign currency exchange forwards. The Company enters into foreign currency exchange forward contracts to reduce its risk related to anticipated working capital collections and payments denominated in foreign currencies. At December 28, 2002, these contracts are denominated in Japanese yen and are designated as cash flow hedges under FAS 133. The Company’s foreign currency exchange forwards, in an aggregate outstanding notional amount of $78 million, were designated and effective as hedges of future cash flows. The fair value of the Company’s outstanding foreign currency exchange forwards totaled $(0.9) million and $15 million as of December 28, 2002 and December 29, 2001, respectively, and were included as a component of accumulated other comprehensive loss in shareholders’ equity. Settlement of these contracts will occur in 2003. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

      Foreign Exchange: For subsidiaries with transactions denominated in currencies other than their functional currency, net foreign exchange transaction gains or losses are included in determining net income. These transactions resulted in a net gain of $19 million in 2002, and net losses of $3 million and $8 million in 2001 and 2000, respectively. Net foreign exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar are recognized as a component of accumulated other comprehensive loss in shareholders’ equity. The impact of such foreign exchange differences has been excluded from the applicable changes in operating assets and liabilities, and the

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impact on cash has been reflected on the effect of foreign exchange rate changes line as shown in the Consolidated Statements of Cash Flows.

      Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as the disclosures of contingent assets and liabilities as of the date of these financial statements. Management’s use of estimates also affects the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

      Reclassifications: Certain prior year amounts have been reclassified to conform with the 2002 presentation. These reclassifications had no impact on previously reported net income or total shareholders’ equity.

      Recently Issued Accounting Pronouncements: In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“FAS 143”), Accounting for Asset Retirement Obligations. This standard provides accounting guidelines for the cost of legal obligations associated with the retirement of long-lived assets. FAS 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. The resulting net cost is then depreciated over the remaining life of the underlying long-lived asset. FAS 143 is effective for fiscal years beginning after June 15, 2002. As required, the Company will adopt the provisions of FAS 143 on December 29, 2002, the first day of its 2003 fiscal year. The Company does not expect the adoption of FAS 143 to have a material impact on its financial condition or results of operations.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“FAS 145”), Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS 145 rescinds both Statement of Financial Accounting Standards No. 4 (“FAS 4”), Reporting Gains and Losses from Extinguishment of Debt, and Statement of Financial Accounting Standards No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. In so doing, FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30 (“APB 30”), Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, are met. FAS 145 amends Statement of Financial Accounting Standards No. 13 (“FAS 13”), Accounting for Leases, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of FAS 145 related to the rescission of FAS 4 are effective for fiscal years beginning after May 15, 2002. The provisions of FAS 145 related to the amendment of FAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of FAS 145 are effective for financial statements issued on or after May 15, 2002. The Company early adopted the provisions of FAS 145 and included losses from early retirement of debt of $3.4 million for the year ended December 28, 2002 in other (expense) income — net in the Consolidated Statements of Income.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“FAS 146”), Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). This statement requires that the fair value of an initial liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when the entity commits to an exit plan, thereby eliminating the definition and requirements for recognition of exit costs. The provisions of FAS 146 are effective for exit or disposal activities that are initiated

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after December 31, 2002. The Company is in the process of evaluating the impact of this statement and does not expect the adoption of FAS 146 to have a material impact on the Company’s financial condition or results of operations.

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 specifically identifies certain obligations that are excluded from the provisions related to recognizing a liability at inception, however, these guarantees are subject to the disclosure requirements of FIN 45. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all annual periods ending after December 15, 2002. The Company has included the necessary disclosures in Note 15, Leases and Other Commitments, and Note 16, Contingencies. The Company does not expect the adoption of the recognition requirements of FIN 45 in 2003 to have a material impact on the Company’s financial condition or results of operations.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“FAS 148”), Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. FAS 148 amends Statement of Financial Accounting Standards No. 123 (“FAS 123”), Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends certain disclosure requirements of FAS 123. FAS 148 is effective for fiscal years ending after December 15, 2002. As discussed in Note 12, the Company has decided to adopt the fair value method of accounting for stock-based employee compensation in the first quarter of 2003. The Company will apply the prospective method of adoption outlined in FAS 148. The prospective method applies the recognition provisions of FAS 123 to all employee awards granted, modified or settled after the beginning of the fiscal years in which the recognition provisions are first applied. The Company does not expect the adoption of FAS 148 to have a material impact on the Company’s financial condition or results of operations.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. This standard clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPEs). FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also significantly enhances the disclosure requirements related to variable interest entities. This statement is effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 for all interests in variable interest entities acquired before February 1, 2003. Consolidation of the Company’s off-balance sheet leases, if required by the statement, would increase assets and liabilities on the consolidated balance sheet by approximately $168 million. The Company is currently in the process of evaluating the impact of this statement on its financial condition and results of operations.

Note 3 — Discontinued Operations

      On November 28, 2001, the Company disposed of its 97% interest in the capital stock of Cerveceria Hondurena S.A., a Honduran corporation principally engaged in the beverage business in Honduras (“CHSA” or the “Honduran beverage business”). Such interest in CHSA had been held by two subsidiaries of the Company. The disposition was accomplished by means of a stock exchange transaction in which the Company acquired a subsidiary of South African Breweries plc (“SAB”) that held as its sole asset $537 million in cash. The Company received $561 million as consideration for the disposition of CHSA,

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprised of $537 million in cash and $24 million of intercompany debt forgiveness between CHSA and a subsidiary of the Company.

      The Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements for 2001 and 2000 have been restated to reflect the Honduran beverage business as a discontinued business segment in accordance with APB 30.

      Summarized financial information for the discontinued operations, through November 28, 2001, is as follows (in thousands):

	2001	2000

Revenues	$239,006	$260,604

Income before income taxes	$23,648	$43,855
Income taxes	4,792	12,290

Income from discontinued operations, net of income taxes	$18,856	$31,565

Gain on disposal of discontinued operations, net of income taxes of $128 million	$168,626

      Income before income taxes includes an interest expense allocation of $7 million in both 2001 and 2000. The allocation was based on the ratio of net assets of discontinued operations to consolidated net assets, plus consolidated debt other than debt directly attributed to discontinued operations assumed and debt that was directly attributed to other operations of the Company.

Note 4 — Business Dispositions

      On October 1, 2002, the Company sold its wholly owned subsidiary, Saman S.A. (“Saman”), for $6.2 million in cash, net of cash on hand at the date of sale. Saman is a European dried fruit and nut processor held for sale since 2001. The financial results of Saman are included in the packaged foods reporting segment through the effective date of disposal. In the third quarter of 2002, the Company recorded a loss on the sale of approximately $4.1 million, net of transaction expenses. The loss is included in selling, marketing and general and administrative expenses in the Consolidated Statements of Income. Revenues related to Saman for 2002, 2001 and 2000 were $27 million, $50 million and $64 million, respectively. Operating losses related to Saman for 2002 and 2001 were $4 million and $1 million, respectively, and operating income for 2000 was $0.7 million.

      In September 2002, the Company sold all of its 91% interest in and outstanding loans due from Pascual Hermanos, S.A. (“Pascual Hermanos”), a Spanish corporation held for sale since 2001, for approximately $18.1 million, net of cash on hand at the date of sale. The financial results of Pascual Hermanos are included in the fresh vegetables reporting segment through the effective date of disposal. In the third quarter of 2002, the Company recorded a gain on this sale of approximately $4.3 million, net of transaction expenses. The gain is included in selling, marketing and general and administrative expenses in the Consolidated Statements of Income. Revenues related to Pascual Hermanos for 2002, 2001 and 2000 were $26 million, $45 million and $51 million, respectively. Operating income related to Pascual Hermanos for 2002 and 2001 was $4 million and $1 million, respectively, and operating losses for 2000 were $1 million.

      On September 27, 2000, the Company sold the assets of its citrus operations located in California and Arizona for approximately $55 million. Production assets were transferred to the buyer in the third quarter of 2000 for net cash proceeds of $45 million, resulting in a net gain of $8 million. The remaining $10 million of proceeds were for secured grower contracts, approximately half of which were transferred to the buyer in the fourth quarter of 2000, resulting in a net gain of $1 million. The combined $9 million net gain has been

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reported on a separate line in the Consolidated Statements of Income. Title to the remaining grower contracts was transferred at an amount approximating book value in the first quarter of 2001. The citrus operations had revenues and operating losses of $28 million and $0.3 million, respectively, in 2000.

Note 5 — Other Gains and Charges

      Gain on Investment in Available-For-Sale Securities: During the first quarter of 2001, the Company invested in available-for-sale securities with an aggregate cost of $26 million. The securities were sold during the second quarter of 2001 for $34 million, resulting in a non-operating gain of $8 million. The $8 million gain is recorded in other (expense) income — net in the Consolidated Statement of Income for 2001. For segment reporting purposes, this gain is included in the Corporate and other segment.

      Business Downsizing Charges: In the third quarter of 2000, the Company initiated a plan to downsize its fresh fruit operations, including the complete shutdown of certain activities, due to continuing oversupply and other market conditions affecting the Company’s fresh fruit segment. In connection with its plan, the Company recorded a $46 million charge, which was reported in cost of products sold in the Consolidated Statements of Income. The $46 million charge included costs to reduce the Company’s existing productive capacity in its banana operations in Latin America and Asia, as well as costs to shut down its melon and citrus farming activities in Honduras and the downsizing of its distribution network in Europe. In its Latin America banana operations, the Company closed certain production sites, severed some employee arrangements, terminated some contracts with independent growers, and divested its controlling interest in a production joint venture in South America. In its Asian banana operations, the Company exited production on certain agricultural lands and terminated some employees and contracts with independent growers. In its European operations, the Company reduced its workforce, primarily in northern Europe. The $46 million charge had been fully utilized by December 28, 2002. A total of 4,880 employees in the Company’s operations have been severed as of December 28, 2002.

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

      During the second and third quarters of 2001, the Company implemented business reconfiguration programs resulting in $133 million of expenses that were recognized as a component of cost of products sold in the Consolidated Statements of Income. Of the $133 million of expenses, $28 million was recognized in the second quarter of 2001 for the shutdown and related asset sales of the Company’s California deciduous and Pacific Northwest apples operations, which included packinghouses, ranches and orchards in California and Washington. The remaining $105 million was recognized in the third quarter of 2001 and included costs associated with the planned divestiture of the Company’s Pascual Hermanos vegetables subsidiary in Spain and certain other non-core businesses in Europe, as well as the downsizing of banana and flower operations in Latin America and banana production in the Philippines. The assets impacted by these reconfiguration programs were to be disposed of either by sale or closure. In connection with these reconfiguration programs, 2,906 management and production employees in the Company’s operations were initially identified for termination. The majority of the employees identified for termination worked in Pascual Hermanos and the banana and fresh-cut flowers businesses in Latin America.

      As discussed in Note 4, the Company sold all of its interest in Pascual Hermanos in the third quarter of 2002. As part of this transaction, the buyer relieved the Company of approximately $20 million of severance liabilities related to Pascual Hermanos employees. As a result, the Company included the severance accruals as part of the net assets in the computation of the sale calculation. Approximately 1,500 employees of the 2,906 employees that were originally identified for termination by the Company worked at Pascual Hermanos.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 28, 2002, all employees, excluding the employees of Pascual Hermanos whose employment was assumed by the new owner of Pascual Hermanos, had been severed under the Company’s 2001 reconfiguration program. The remaining employee severance accrual at December 28, 2002 relates to unpaid severance costs for terminated employees.

      The amounts recorded, utilized and accrued as of December 28, 2002 in each asset, liability and expense category for the 2001 business reconfiguration programs were as follows (in thousands):

				Accrued as
	2001		Utilized	of December 28,
	Expense	Adjustments	to Date	2002

Property, plant and equipment	$60,527	$—	$60,527	$—
Goodwill	4,246	—	4,246	—
Long-term advances	6,881	—	6,881	—
Receivables and other assets	18,882	—	18,882	—
Accrued costs:
Employee severance	31,878	(20,079)	11,133	666
Contract terminations	4,292	(386)	3,755	151
Other accrued costs	5,978	(679)	2,042	3,257

Total business reconfiguration costs	$132,684	$(21,144)	$107,466	$4,074

      Of the total $133 million reconfiguration expense, the Company recognized approximately $90 million in non-cash charges and made cash payments of approximately $17 million through December 28, 2002. Adjustments represent accruals, including the severance accrual discussed above, that were no longer required as a result of the sale of Pascual Hermanos.

      Hurricane Mitch Insurance Proceeds: In 2000, the Company received insurance proceeds of $53 million in final settlement of substantially all insurance claims related to losses sustained from Hurricane Mitch (“Mitch”), which devastated portions of Latin America in the fourth quarter of 1998. These proceeds were partially offset by $10 million in rehabilitation and other Mitch-related costs. The net proceeds, which have been reported on a separate line in the Consolidated Statements of Income, were $43 million in 2000.

Note 6 — Income Taxes

      Income tax expense (benefit) was as follows (in thousands):

	2002	2001	2000

Current
Federal, state and local	$29,625	$1,213	$1,432
Foreign	7,676	10,788	13,668

	37,301	12,001	15,100

Deferred
Federal, state and local	13,424	17,856	6,379
Foreign	3,064	(509)	(1,932)

	16,488	17,347	4,447

	$53,789	$29,348	$19,547

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pretax earnings attributable to foreign operations were $225 million, $15 million and $14 million, for 2002, 2001 and 2000, respectively. Undistributed earnings of foreign subsidiaries, which are intended to be indefinitely invested, aggregated $1.4 billion at December 28, 2002. It is not currently practicable to estimate the tax liability that might be payable if these foreign earnings were repatriated.

      The Company’s reported income tax expense on continuing operations differed from the expense calculated using the U.S. federal statutory tax rate for the following reasons (in thousands):

	2002	2001	2000

Expense computed at U.S. federal statutory income tax rate of 35%	$73,495	$(2,706)	$19,473
Foreign income taxed at different rates	(37,469)	(6,906)	(5,995)
Dividends from subsidiaries	—	116	—
State and local income tax, net of federal income tax benefit	9,742	5,960	1,698
Valuation allowances	12,756	33,727	7,479
Refund of prior years’ taxes	(5,008)	—	(3,376)
Other	273	(843)	268

Reported income tax expense	$53,789	$29,348	$19,547

      Total income tax cash payments, net of refunds, for 2002, 2001 and 2000 were $95 million, $18 million and $18 million, respectively.

      Deferred tax assets (liabilities) were comprised of the following (in thousands):

	2002	2001

Operating accruals	$37,312	$67,216
Depreciation and amortization	14,160	(13,053)
Inventory valuation methods	2,586	2,316
Effect of differences between book values assigned in prior acquisitions and historical tax values	(33,445)	(28,894)
Postretirement benefits	30,029	8,750
Tax credit carryforwards	18,388	11,674
Net operating loss carryforwards	26,614	20,151
Asset impairments	5,835	7,740
Valuation allowances	(63,722)	(50,966)
Other, net	(3,374)	(10)

	$34,383	$24,924

      The Company has gross net operating loss carryforwards of $88.8 million at December 28, 2002. The Company has recorded deferred tax assets of $26.6 million for foreign net operating loss carryforwards, which, if unused, will expire between 2003 and 2012.

      A valuation allowance was established to offset the deferred tax assets related to certain deferred taxes in foreign jurisdictions. The entire valuation allowance is included in non-current deferred tax assets. The Company has deemed it more likely than not that future taxable income in the relevant foreign taxing jurisdictions will not be sufficient to realize the related income tax benefits for these assets.

      The tax credit carryforward amount of $18.4 million is primarily comprised of foreign tax credits, which can be utilized to reduce regular tax liabilities, which, if unused, will expire in 2006.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Total deferred tax assets and deferred tax liabilities were as follows (in thousands):

	2002	2001

Deferred tax assets	$208,618	$223,113
Deferred tax asset valuation allowance	(63,722)	(50,966)

	144,896	172,147
Deferred tax liabilities	(110,513)	(147,223)

Net deferred tax assets	$34,383	$24,924

Current deferred tax assets consist of:
Deferred tax assets	$36,859	$46,053
Deferred tax liabilities	(17)	—

Net current deferred tax assets	36,842	46,053
Non-current deferred tax liabilities consist of:
Deferred tax assets, net of valuation allowance	108,037	126,094
Deferred tax liabilities	(110,496)	(147,223)

Net non-current deferred tax liabilities	(2,459)	(21,129)

Net deferred tax assets	$34,383	$24,924

      Net non-current deferred tax liabilities are included in other long-term liabilities in the Consolidated Balance Sheets.

      The Company is subject to examination by taxing authorities in the various jurisdictions in which it files tax returns. Matters raised upon audit may involve substantial amounts and could be material if resolved unfavorably. However, as of December 28, 2002, management considered it unlikely that the resolution of any such matters would have a material adverse effect upon the Company’s financial condition or results of operations.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Details of Certain Assets and Liabilities

      Details of receivables and inventories were as follows (in thousands):

	2002	2001

Receivables
Trade	$462,652	$466,329
Notes and other	68,538	110,763
Grower advances	34,924	31,935
Other	10,251	12,227

	576,365	621,254
Allowance for doubtful accounts	(70,938)	(89,331)

	$505,427	$531,923

Inventories
Finished products	$180,580	$157,776
Raw materials and work in progress	111,725	110,989
Crop growing costs	59,672	55,251
Operating supplies and other	58,935	62,083

	$410,912	$386,099

      Accrued liabilities as of December 28, 2002 and December 29, 2001 included $104 million and $94 million, respectively, of employee-related costs and benefits, $68 million and $65 million, respectively, of amounts due to growers, $47 million and $52 million, respectively, of marketing and advertising costs, and $39 million and $41 million, respectively, of materials and supplies costs. Also included in accrued liabilities at December 29, 2001 is $68 million of income taxes payable, principally related to the sale of the Honduran beverage business. Remaining amounts included in accrued liabilities are comprised of individually insignificant balances in comparison with total current liabilities and aggregated to $190 million and $218 million at December 28, 2002 and December 29, 2001, respectively.

      Other long-term liabilities were as follows (in thousands):

	2002	2001

Accrued postretirement and other employee benefits	$207,859	$160,238
Accrued taxes	161,612	144,988
Other	57,142	64,049

	$426,613	$369,275

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Property, Plant and Equipment

      Major classes of property, plant and equipment were as follows (in thousands):

	2002	2001

Land and land improvements	$400,711	$418,063
Buildings and improvements	383,084	344,893
Machinery and equipment	1,058,953	925,230
Equipment under capital leases	40,460	25,400
Construction in progress	61,340	86,084

	1,944,548	1,799,670
Accumulated depreciation	(917,983)	(882,445)

	$1,026,565	$917,225

      Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets as follows:

Years

Land improvements	5 to 40
Buildings and improvements	3 to 50
Machinery and equipment	2 to 35
Equipment under capital leases	Shorter of useful life
or life of lease

      Depreciation expense for 2002, 2001 and 2000 totaled $108 million, $97 million and $104 million, respectively.

Note 9 — Goodwill

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (“FAS 141”), Business Combinations, and No. 142 (“FAS 142”), Goodwill and Other Intangible Assets. These statements, among other things, eliminate the pooling of interests method of accounting for business combinations as of June 30, 2001, eliminate the amortization of goodwill for all fiscal years beginning after December 15, 2001, and require that goodwill be reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company adopted FAS 141 and FAS 142 with respect to new goodwill as of July 1, 2001 and adopted FAS 142 with respect to existing goodwill as of December 30, 2001, the first day of its 2002 fiscal year. The adoption of FAS 141 did not impact the Company’s financial condition or results of operations. Upon the adoption of FAS 142, the Company ceased amortizing existing goodwill.

      During the second quarter of 2002, the Company completed the two-step process of the transitional goodwill impairment test prescribed in FAS 142 with respect to existing goodwill. The first step of the transitional goodwill impairment test involved a comparison of the fair value of each of the Company’s reporting units, as defined under FAS 142, with its carrying amount. If the carrying amount exceeded the fair value of a reporting unit, the Company was required to perform the second step of the transitional goodwill impairment test. As a result of the outcome of the first step relative to the fresh-cut flowers reporting unit, the Company was required to perform the second step of the transitional goodwill impairment test for this reporting unit. The second step involved comparing the implied fair value of the fresh-cut flowers reporting unit’s goodwill to its carrying value to measure the amount of impairment. The transitional goodwill impairment test resulted in the Company recognizing a non-cash transitional goodwill impairment charge of $120 million related entirely to the fresh-cut flowers reporting unit. As required by FAS 142, the $120 million

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charge is reflected as a cumulative effect of a change in accounting principle in the Company’s Consolidated Statement of Income for the year ended December 28, 2002. There was no income tax effect on the impairment charge as the charge primarily related to goodwill in foreign operations where the Company believes it is more likely than not that future taxable income in these operations will not be sufficient to realize the related income tax benefits associated with the charge. The charge represented a total write-off of the goodwill in the fresh-cut flowers reporting unit. The fair value of the fresh-cut flowers reporting unit was determined based on discounted cash flows that the business expects to generate in the future. The circumstances leading to the goodwill impairment in the fresh-cut flowers reporting unit include the fact that the flower industry is less attractive than the Company had expected in 1998 when it made its acquisitions in this industry and that the Company’s progress in integrating the acquired businesses has been slower than expected.

      The following presents a reconciliation of reported net income and earnings per share from continuing operations, adjusted to exclude goodwill amortization (in thousands, except per share amounts). The goodwill amortization associated with discontinued operations was immaterial.

	2001	2000

(Loss) income from continuing operations, net of income taxes, as reported	$(37,078)	$36,090
Add: goodwill amortization	11,408	12,400

Adjusted net (loss) income from continuing operations	$(25,670)	$48,490

(Loss) earnings per common share from continuing operations, as reported — basic	$(0.66)	$0.65
Add: goodwill amortization	0.20	0.22

Adjusted (loss) earnings per common share from continuing operations — basic	$(0.46)	$0.87

(Loss) earnings per common share from continuing operations, as reported — diluted	$(0.66)	$0.65
Add: goodwill amortization	0.20	0.22

Adjusted (loss) earnings per common share from continuing operations — diluted	$(0.46)	$0.87

      The following table displays the changes in the carrying amount of goodwill by operating segment for the year ended December 28, 2002 (in thousands):

	Balance			Foreign	Balance
	December 29,	Impairment		Exchange	December 28,
	2001	Charge	Dispositions	and Other	2002

Fresh fruit	$132,553	$—	$—	$(473)	$132,080
Packaged foods	3,476	—	(3,476)	—	—
Fresh-cut flowers	119,917	(119,917)	—	—	—

	$255,946	$(119,917)	$(3,476)	$(473)	$132,080

      The $3.5 million disposition of goodwill relates to the sale of Saman, as discussed in Note 4. There were no additions made to goodwill during the year.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Debt

      Long-term debt consisted of the following amounts (in thousands):

	2002	2001

Unsecured debt
7% notes due 2003	$209,756	$300,000
6.375% notes due 2005	300,000	300,000
7.25% notes due 2009	400,000	—
7.875% debentures due 2013	155,000	175,000
Various other notes due 2003 — 2005 at an average interest rate of 16.5% (17.3% in 2001)	4,382	7,828
Secured debt
Contracts and notes due 2003 — 2014, at an average interest rate of 4.5% (5.8% in 2001)	9,011	18,997
Capital lease obligation	37,857	25,400
Unamortized debt discount	(2,713)	(1,309)

	1,113,293	825,916
Current maturities	(230,813)	(9,792)

	$882,480	$816,124

      The Company estimates the fair value of its fixed interest rate unsecured debt based on current quoted market prices. The estimated fair value of unsecured notes (face value $1,065 million in 2002 and $775 million 2001) was approximately $1,063 million as of December 28, 2002 and $760 million as of December 29, 2001.

      In April 2002, the Company completed the sale and issuance of $400 million aggregate principal amount of 7.25% Senior Notes due 2009 (the “Original Notes”) at a discount of $2 million to face value. The Original Notes were sold in a private placement under Rule 144A and Regulation S promulgated by the Securities and Exchange Commission (“SEC”). The sale was exempt from the registration requirements of the Securities Act of 1933, as amended. The Company subsequently filed a registration statement with the SEC offering holders of the Original Notes the opportunity to exchange their Original Notes for publicly registered notes (the “Notes”) having substantially identical terms, except for certain restrictions on transfer that pertained only to the Original Notes. On July 23, 2002, this exchange offer expired; all of the Original Notes were tendered in the exchange offer and were accepted. Interest on the Notes will be paid semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2002. The Notes are unsecured senior obligations of the Company and rank equally with the Company’s outstanding senior unsecured debt.

      The Company’s issued notes and debentures place certain restrictions on the Company’s ability to issue secured debt. At December 28, 2002, the Company was in compliance with these restrictions.

      During the year ended December 28, 2002, the Company repurchased approximately $90 million of its $300 million 7% unsecured Senior Notes due in 2003 and approximately $20 million of its $175 million 7.875% unsecured debentures due in 2013. In connection with these repurchases, the Company recorded a loss on early retirement of debt of $3.4 million.

      In July 1998, the Company extended its five-year, $400 million revolving credit facility (the “Long-Term Facility”) to 2003. At the Company’s option, borrowings under the Long-Term Facility, which are unsecured, bear interest at certain percentages over the agent’s prime rate or the London Interbank Offered Rate (“LIBOR”). Provisions under the Long-Term Facility require the Company to comply with certain financial

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

covenants, which include a maximum permitted ratio of consolidated debt to net worth and a minimum required fixed charge coverage ratio. As of December 28, 2002, the Company was in compliance with these covenants. The Company may also borrow under uncommitted lines of credit at rates offered from time to time by various banks that may not be lenders under the Long-Term Facility. As of December 28, 2002 and December 29, 2001, the Company had no outstanding borrowings under its uncommitted lines of credit and no outstanding borrowings under the Long-Term Facility.

      In August 2002, the Company’s $200 million 364-day revolving credit facility expired. The Company had no borrowings under this facility during the year.

      Maturities with respect to long-term debt as of December 28, 2002 were as follows (in thousands):

Year	Amount

2003	$230,813
2004	24,946
2005	301,100
2006	310
2007	261
2008 and thereafter	555,863

Total	$1,113,293

      Interest payments on borrowings, excluding amounts related to discontinued operations, totaled $76 million, $72 million and $95 million during 2002, 2001 and 2000, respectively.

      Notes payable consist of short-term amounts due to various suppliers received by the Company in the normal course of business.

Note 11 — Employee Benefit Plans

      The Company has qualified and non-qualified defined benefit pension plans covering certain full-time employees. Benefits under these plans are generally based on each employee’s eligible compensation and years of service, except for certain hourly plans, which are based on negotiated benefits. In addition to pension plans, the Company has other postretirement benefit (“OPRB”) plans that provide certain health care and life insurance benefits for eligible retired employees. Covered employees may become eligible for such benefits if they fulfill established requirements upon reaching retirement age.

      For U.S. plans, the Company’s general policy is to fund the normal cost plus a 15-year amortization of the unfunded liability. Most of the Company’s international pension plans and all of its OPRB plans are unfunded.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The status of the Company’s defined benefit pension plans was as follows (in thousands):

	U.S. Pension		International
	Plans		Pension Plans		OPRB Plans

	2002	2001	2002	2001	2002	2001

Change in projected benefit obligation

Benefit obligation at beginning of year	$279,680	$307,745	$32,663	$29,370	$70,864	$63,339
Service cost	2,281	3,684	2,003	1,996	113	110
Interest cost	19,311	22,074	3,664	3,790	4,802	4,343
Participant contributions	—	—	22	22	—	—
Plan amendments	—	—	—	1,977	—	(3,193)
Foreign exchange rate changes	—	—	(1,755)	(660)	—	—
Actuarial (gain) loss	(1,240)	(13,902)	(3,308)	(298)	2,450	12,139
Reduction in projected benefit obligation for plan freeze	—	(13,071)	—	(120)	—	—
Curtailments, settlements and terminations, net	—	—	(1,014)	814	—	—
Benefits paid	(26,594)	(26,850)	(3,155)	(4,228)	(6,213)	(5,874)

Benefit obligation at end of year	$273,438	$279,680	$29,120	$32,663	$72,016	$70,864

Change in plan assets
Fair value of plan assets at beginning of year	$263,118	$309,554	$2,232	$1,930	$—	$—
Actual return on plan assets	(25,409)	(22,437)	207	201	—	—
Company contributions	1,444	2,851	8,311	4,348	6,213	5,874
Participant contributions	—	—	22	22	—	—
Foreign exchange rate changes	—	—	(117)	(41)	—	—
Settlements	—	—	(5,183)	—	—	—
Benefits paid	(26,594)	(26,850)	(3,155)	(4,228)	(6,213)	(5,874)

Fair value of plan assets at end of year	$212,559	$263,118	$2,317	$2,232	$—	$—

Funded status	$(60,879)	$(16,562)	$(26,797)	$(30,431)	$(72,016)	$(70,864)
Unrecognized net loss (gain)	75,315	24,621	486	1,252	(6,250)	(5,734)
Unrecognized prior service cost (benefit)	47	2,132	2,769	3,706	(4,247)	(4,837)
Unrecognized net transition (asset) obligation	(51)	(97)	817	982	—	—

Net balance sheet asset (liability)	$14,432	$10,094	$(22,725)	$(24,491)	$(82,513)	$(81,435)

Net amount recognized in the Consolidated Balance Sheets
Prepaid benefit cost	$20,883	$17,580	$234	$18	$—	$—
Accrued benefit liability	(69,349)	(34,276)	(27,361)	(30,199)	(82,513)	(81,435)
Intangible asset	—	2,072	3,333	4,045	—	—
Accumulated other comprehensive loss	62,898	24,718	1,069	1,645	—	—

	$14,432	$10,094	$(22,725)	$(24,491)	$(82,513)	$(81,435)

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Pension		International
	Plans		Pension Plans		OPRB Plans

	2002	2001	2002	2001	2002	2001

Rate assumptions:
Discount rate	6.75%	7.25%	6.75% to 20%	7.25% to 20%	6.75%	7.25%
Compensation increases	4.50%	4.50%	4.5% to 17.5%	4.5% to 17.5%	4.50%	4.50%
Rate of return on plan assets	9.25%	9.25%	9.25% to 15%	9.25% to 20%

      International plan discount rates, assumed rates of increase in future compensation and expected long-term return on assets differ significantly from the assumptions used for U.S. plans due to differences in the local economic conditions in which the international plans are based.

      The accumulated postretirement benefit obligation (“APBO”) for the Company’s OPRB plans in 2002 was determined using an assumed annual rate of increase in the per capita cost of covered health care benefits of 9% in 2003 decreasing to 5.5% in 2007 and thereafter. The annual rate of increase assumed in the 2001 APBO was 10% in 2002 decreasing to 5.5% in 2007 and thereafter. An increase in the assumed health care cost trend rate of one percentage point in each year would have increased the Company’s APBO as of December 28, 2002 by $9.7 million and would have increased the service and interest cost components of postretirement benefit expense for 2002 by $0.7 million, in aggregate. A decrease in the assumed health care cost trend rate by one percentage point in each year would have decreased the Company’s APBO as of December 28, 2002 by $9.1 million and would have decreased the service and interest cost components of postretirement benefit expense for 2002 by $0.6 million, in aggregate.

      The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $267 million, $263 million and $171 million, respectively, as of December 28, 2002, and $277 million, $270 million and $212 million, respectively, as of December 29, 2001.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of net periodic benefit cost for the U.S. and international plans were as follows (in thousands):

	Pension Plans			OPRB Plans

	2002	2001	2000	2002	2001	2000

Components of net periodic benefit cost
Service cost	$4,284	$5,680	$6,329	$113	$110	$225
Interest cost	22,975	25,864	26,383	4,802	4,343	4,862
Expected return on plan assets	(27,764)	(27,654)	(26,959)	—	—	—
Amortization of:
Unrecognized net loss (gain)	279	112	10	(126)	(1,476)	(1,473)
Unrecognized prior service cost (benefit)	476	572	337	(590)	(590)	(196)
Unrecognized net transition obligation (asset)	75	76	(75)	—	—	—
Curtailment, settlements and terminations, net	2,400	1,464	—	—	—	—

	$2,725	$6,114	$6,025	$4,199	$2,387	$3,418

      In 2001, the Company recognized $1 million for special termination benefits associated with the downsizing of banana operations in Asia. During 2001, the Company’s U.S. pension plans and a portion of its international pension plans were frozen. Effective January 1, 2002, no new pension benefit will accrue, with the exception of a transition benefit for long-term employees. The Company recognized curtailment losses of less than $1 million for the pension plan freeze. The $13 million associated with the reduction of the projected benefit obligation associated with the freezing of such plans was offset against unrecognized net loss.

      The Company offers defined contribution plans to eligible employees. Such employees may defer a percentage of their annual compensation primarily to supplement their retirement income. Some of these plans provide for Company contributions based on a percentage of each participant’s contribution, subject to a maximum contribution by the Company. Company contributions to its defined contribution plans totaled $10 million in 2002 and $7 million in both 2001 and 2000. The Company has doubled its match of the participant’s contribution to the U.S. defined contribution plan, effective January 1, 2002. The Company also provides postretirement benefits to the employees of certain of its international subsidiaries under various government-mandated plans. Accrued benefits and costs related to such plans totaled $21 million and $3 million at December 28, 2002 and for the year then ended, respectively.

      The Company is also party to various industry-wide collective bargaining agreements that provide pension benefits. Total contributions to these plans and direct payments to eligible participants were approximately $1 million in each of 2002, 2001 and 2000.

Note 12 — Stock-Based Compensation

      Under the 1991 and 2001 Stock Option and Award Plans (the “Option Plans”), the Company can grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards and

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance share awards to officers and key employees of the Company. Stock options generally vest over a three-year period or based on stock price appreciation and may be exercised for up to 10 years from the date of grant, as determined by the Corporate Compensation and Benefits Committee of the Company’s Board of Directors. In 2001, all remaining options outstanding under the 1982 Stock Option and Award Plan expired.

      Under the 1995 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”), each active non-employee director receives a grant of 1,500 non-qualified stock options (the “Options”) on February 15th (or the first trading day thereafter) of each year. The Options vest over three years and expire 10 years after the date of grant or upon early termination as defined by the plan agreement.

      The Company has a long-term incentive award plan that provides an award to employees upon achieving specific performance targets, including earnings per share and stock price performance. The awards can be paid in stock or cash at the discretion of the Corporate Compensation and Benefits Committee of the Company’s Board of Directors. During 2002, a total of 9,729 shares were awarded to employees for meeting certain performance targets of the plan.

      Changes in outstanding stock options were as follows (shares in thousands):

	Options Outstanding		Options Exercisable

		Weighted-		Weighted-
	Shares	Average Price	Shares	Average Price

January 1, 2000	3,309	$31.94	1,224	$33.85
Granted at market price	639	12.91
Granted above market price	74	34.20
Exercised	—	—
Cancelled	(327)	33.02

December 30, 2000	3,695	28.60	1,410	$33.71
Granted at market price	670	16.17
Exercised	(18)	13.63
Cancelled	(767)	31.19

December 29, 2001	3,580	25.79	2,059	$24.18
Granted at market price	986	26.59
Exercised	(320)	16.22
Cancelled	(238)	28.50

December 28, 2002	4,008	$26.59	2,275	$23.02

      The following tables summarizes information about stock options outstanding as of December 28, 2002 (shares in thousands):

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Years	Price	Exercisable	Price

$12.69 to $17.00	1,393	7.69	$14.52	1,311	$14.44
$22.20 to $27.49	1,104	7.19	26.22	288	26.13
$28.25 to $32.80	591	5.61	28.97	216	29.49
$38.50 to $54.81	920	4.17	43.78	460	42.49

$12.69 to $54.81	4,008	6.43	$26.59	2,275	$23.02

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted-average fair values of each stock option granted during 2002, 2001 and 2000 of $9.29, $5.34, $4.02, respectively, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2002	2001	2000

Dividend yields	2.3%	2.5%	2.9%
Expected volatility	34.3%	33.7%	32.6%
Risk free interest rates	4.8%	5.0%	5.9%
Expected lives	7 years	7 years	7 years

      The Company accounts for employee stock-based compensation related to the Option Plans under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. As the Company’s stock options were granted at or above market price on the date of grant, no compensation costs were recognized in the accompanying Consolidated Statements of Income for 2002, 2001 and 2000. Had compensation costs been determined under FAS 123, pro-forma net income and net income per common share would have been as follows (in thousands, except per share data):

	2002	2001	2000

Net income
As reported	$36,281	$150,404	$67,655
Pro-forma	$33,762	$148,053	$64,981
Earnings per common share — basic
As reported	$0.64	$2.69	$1.21
Pro-forma	$0.60	$2.65	$1.16
Earnings per common share — diluted
As reported	$0.64	$2.67	$1.21
Pro-forma	$0.60	$2.63	$1.16

      The Company has decided to expense the cost of employee stock options and, accordingly, will adopt the fair value method defined in FAS 123 in the first quarter of 2003. FAS 148 provides three alternatives for transitioning to the fair value method of accounting: the prospective method which recognizes the fair value expense for all awards granted in the year of adoption but not previous awards; the modified prospective method which recognizes the fair value expense for the unvested portion of all stock options granted, modified or settled since 1994 (i.e., the unvested portion of the prior awards or those granted in the year of adoption must be recorded using the fair value method); and the retroactive restatement method which is similar to the modified prospective method except that all prior periods are restated. The Company will apply the prospective method of adoption in FAS 148, and accordingly, all employee stock option grants or modifications from the first quarter 2003 and forward will be expensed over the stock option vesting period based on the fair value at the date the options are granted or modified. The Company does not anticipate significant changes to future option awards after the adoption of the fair value method. However, if the transaction described in Note 18 is consummated, the Company expects that no further options will be granted.

Note 13 — Shareholders’ Equity

      The Company’s authorized share capital as of December 28, 2002 consisted of 80 million shares of no par value common stock of which approximately 56.2 million and 55.9 million were issued and outstanding as of December 28, 2002 and December 29, 2001, respectively, and 30 million shares of no par value preferred stock, issuable in series, none of which has been issued. As of December 28, 2002, approximately 5.6 million shares and 0.1 million shares of common stock were reserved for issuance under the Company’s Option Plans and Directors’ Plan, respectively. As of December 28, 2002, approximately 3.3 million shares remain

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

authorized for repurchase under the Company’s existing stock repurchase program. No shares were repurchased during 2002, 2001 and 2000.

      The Company’s policy is to pay quarterly dividends on its common shares based on current and expected earnings, cash needs of the Company and future prospects. In December 2001, the Company’s Board of Directors approved an increase in the annual dividend paid to shareholders by 50% from 40 cents to 60 cents. As a result, effective the first quarter of 2002, quarterly dividends on common shares are paid at an annual rate of 60 cents per share. Total dividends for the years ended December 28, 2002, December 29, 2001 and December 30, 2000 amounted to $33.6 million, $22.3 million and $22.3 million, respectively.

Note 14 — Business Segments

      The Company has four primary reportable operating segments: fresh fruit, fresh vegetables, packaged foods, and fresh-cut flowers. The fresh fruit segment contains several operating segments that produce and market fresh fruit to wholesale, retail and institutional customers worldwide. The fresh vegetables segment contains operating segments that produce and market commodity vegetables and ready-to-eat packaged vegetables to wholesale, retail and institutional customers primarily in North America, Europe and Asia. Both the fresh fruit and fresh vegetable segments sell produce grown by a combination of Company-owned and independent farms. The packaged foods segment contains several operating segments that produce and market packaged foods, including fruit, juices and snack foods. The Company’s fresh-cut flowers segment sources, imports and markets fresh-cut flowers, grown mainly in Colombia and Ecuador, primarily to wholesale florists and supermarkets in the United States. These reportable segments are managed separately due to differences in their products, production processes, distribution channels and customer bases.

      Management evaluates and monitors segment performance primarily through earnings on continuing operations before interest expense and income taxes (“EBIT”). EBIT, which is disclosed as a line in the Consolidated Statements of Income, is calculated by adding interest income and other (expense) income — net to operating income. Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to the Company as a whole. EBIT is not defined under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered in isolation or as a substitute for net income or cash flow measures prepared in accordance with GAAP or as a measure of the Company’s profitability or liquidity. Additionally, the Company’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate EBIT in the same fashion.

      Accounting policies of the four primary reportable operating segments, other operating segments, and Corporate and other are the same as those described in the summary of significant accounting policies. The results of operations and financial position of the four primary reportable operating segments, other operating segments, and corporate and other were as follows (in thousands):

	2002	2001	2000

Revenues from external customers
Fresh fruit	$2,772,758	$2,701,422	$2,756,256
Fresh vegetables	825,559	827,528	845,776
Packaged foods	588,991	556,143	560,365
Fresh-cut flowers	173,927	196,430	200,473
Other operating segments	30,838	33,298	37,243

	$4,392,073	$4,314,821	$4,400,113

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002	2001	2000

EBIT
Fresh fruit	$217,844	$48,478	$1,536
Fresh vegetables	82,699	47,793	77,084
Packaged foods	64,905	43,684	56,877
Fresh-cut flowers	(5,925)	(18,717)	293
Other operating segments	713	(837)	(878)

Total operating segments	360,236	120,401	134,912
Corporate and other EBIT	(69,359)	(57,423)	11,170

	$290,877	$62,978	$146,082

Assets
Fresh fruit	$1,509,424	$1,407,979	$1,494,214
Fresh vegetables	274,867	340,975	354,279
Packaged foods	347,395	355,499	573,864
Fresh-cut flowers	155,863	288,142	278,704
Other operating segments	10,575	8,963	21,546

Total operating segments	2,298,124	2,401,558	2,722,607
Corporate and other	738,728	366,264	78,727

	$3,036,852	$2,767,822	$2,801,334

Depreciation and amortization
Fresh fruit	$69,257	$70,512	$77,281
Fresh vegetables	13,179	14,557	14,308
Packaged foods	12,245	14,006	15,409
Fresh-cut flowers	6,166	9,578	9,176
Other operating segments	608	610	683
Corporate and other	6,221	8,691	8,486

	$107,676	$117,954	$125,343

Capital additions
Fresh fruit	$171,249	$58,853	$60,485
Fresh vegetables	13,523	16,770	13,012
Packaged foods	16,785	10,011	15,766
Fresh-cut flowers	2,629	31,297	15,864
Other operating segments	867	217	1,589
Corporate and other	28,620	2,604	3,839

	$233,673	$119,752	$110,555

      The adoption of EITF 01-9, in 2002, reduced previously reported revenues and selling, marketing and general and administrative expenses by $9 million, $46 million and $79 in the fresh fruit, fresh vegetables and packaged foods operating segments, respectively, in 2001 and by $8 million, $40 million and $54 million in the fresh fruit, fresh vegetables and packaged foods operating segments, respectively, in 2000. The adoption had no impact on segment EBIT (see Note 2).

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Corporate and other EBIT includes general and administrative costs not allocated to operating segments. In 2000, Corporate and other EBIT included net Hurricane Mitch insurance proceeds of $43 million and a gain on the sale of citrus assets of $9 million.

      The Company’s revenues from external customers and net property, plant and equipment by geographic area were as follows (in thousands):

	2002	2001	2000

Revenues from external customers
United States	$2,117,889	$2,048,629	$2,029,992
Japan	559,256	516,317	594,823
Sweden	366,405	353,092	362,854
Germany	310,702	311,629	307,571
France	133,646	149,097	164,453
Italy	101,067	101,010	90,051
Other international	803,108	835,047	850,369

	$4,392,073	$4,314,821	$4,400,113

Property, plant and equipment, net
United States	$320,934	$332,614	$358,042
Oceangoing assets	192,820	76,597	62,261
Ecuador	79,859	67,287	60,333
Costa Rica	77,632	79,085	92,795
Philippines	74,370	76,978	70,775
Colombia	58,454	66,978	91,217
Other international	222,496	217,686	242,247

	$1,026,565	$917,225	$977,670

Note 15 — Leases and Other Commitments

      The Company has obligations under non-cancelable operating leases, primarily for vessel charters and containers, as well as for certain equipment and office facilities. Certain agricultural land leases provide for increases in minimum rentals based on production. Lease payments under a significant portion of the Company’s operating leases are based on variable interest rates. Total rental expense, including rent related to cancelable and non-cancelable leases was $109 million, $126 million and $148 million (net of sublease income of $15 million, $13 million and $10 million) for 2002, 2001 and 2000, respectively. The Company capitalized equipment under capital leases of $15 million in 2002 and $25 million in 2001. The Company is required to maintain certain financial covenants, including minimum financial ratios, on both capitalized and operating leases, which, if not met, would require the Company to purchase the leased assets for amounts approximating its residual value.

      The Company has both purchase and renewal options under various off-balance sheet vessel, container and office leases. As of December 28, 2002, the Company’s maximum potential undiscounted future payments on residual value guarantees on such leases totaled approximately $140 million. These guarantees generally become payable based on the difference, if any, between the fair market value of the leased asset at the lease termination date and the guaranteed residual value. At December 28, 2002, the fair market values of the underlying leased assets in each of these leases was greater than the applicable residual guarantees, and

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordingly, no liability has been recorded for these guarantees. As disclosed in Note 2, the Company is currently in the process of evaluating the impact, if any, of the adoption of FIN 46 on its financial condition and results of operations. Consolidation of the Company’s off-balance sheet leases, if required by the statement, would increase assets and liabilities on the consolidated balance sheet by approximately $168 million.

      As of December 28, 2002, the Company’s aggregate non-cancelable minimum lease commitments, including residual value guarantees, before sublease income, were as follows (in thousands):

2003	$84,938
2004	119,752
2005	84,494
2006	27,260
2007	19,043
2008 and thereafter	110,188

Total	$445,675

      Total future sublease income is $38 million.

Note 16 — Contingencies

      The Company is a guarantor of indebtedness of certain key fruit suppliers and other entities integral to the Company’s operations. At December 28, 2002, the Company’s guarantees primarily comprise of guarantees for bank loans to its growers of $5 million, guarantees to foreign regulatory authorities of $21 million, and various commercial bank guarantees of $8 million.

      Grower guarantees represent guarantees of amounts advanced to independent growers that supply the Company with product. The advances are made under third party bank agreements, which are guaranteed by the Company. The Company carefully monitors amounts outstanding under the bank agreements and records an allowance for any amounts which it believes will not be recoverable from the growers. This determination includes assessing the financial strength of the growers, their historical payment history and the age of outstanding and unpaid advances.

      The Company also provides guarantees to various regulatory authorities, primarily in Europe, in order to comply with foreign regulations when operating businesses overseas. The most significant of these guarantees, for banana import license fees, are granted to the European Union member states’ agricultural authority. The Company’s subsidiaries obtain guarantees from commercial banks, which are then secured by the Company’s guarantee to the bank. The Company has not historically experienced any significant losses associated with these guarantees.

      The Company also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries and key business partners. The Company has not historically experienced any significant losses associated with these guarantees.

      In connection with the acquisition of its 60% interest in Saba Trading AB in 1998, the Company has the right to purchase (the “call option”), at its sole discretion, the minority shareholders’ entire interest in Saba during either January 2004 or January 2008. In addition, each minority shareholder separately has the right to require the Company to purchase (the “put option”) the shareholders’ interest during either February 2005 or February 2008. The call option price and the put option price are computed based upon formulas as specified in the agreements. In the event that each minority shareholder exercises its put option, the minimum

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate price payable by the Company for these minority interests under these formulas would approximate $56 million at December 28, 2002.

      The Company is involved from time to time in claims and legal actions incidental to its operations, both as plaintiff and defendant. The Company has established what management currently believes to be adequate reserves for pending legal matters. These reserves are established as part of an ongoing worldwide assessment of claims and legal actions that takes into consideration such items as changes in the pending case load (including resolved and new matters), opinions of legal counsel, individual developments in court proceedings, changes in the law, changes in business focus, changes in the litigation environment, changes in opponent strategy and tactics, new developments as a result of ongoing discovery, and past experience in defending and settling similar claims. In the opinion of management, after consultation with outside counsel, the claims or actions to which the Company is a party are not expected to have a material adverse effect, individually or in the aggregate, on the Company’s financial condition or results of operations.

      A significant portion of the Company’s legal exposure relates to lawsuits pending in the United States and in several foreign countries, alleging injury as a result of exposure to the agricultural chemical DBCP (1,2-dibromo-3-chloropropane). DBCP was manufactured by several chemical companies including Dow and Shell and registered by the U.S. government for use on food crops. The Company and other growers applied DBCP on banana farms in Latin America and the Philippines and on pineapple farms in Hawaii. Specific periods of use varied among the different locations. The Company halted all purchases of DBCP, including for use in foreign countries, when the U.S. EPA cancelled the registration of DBCP for use in the United States in 1979. That cancellation was based in part on the apparent link between male sterility and exposure to DBCP among factory workers producing the product in 1977, as well as early product testing done by the manufacturers showing testicular effects on animals exposed to DBCP. To date, there is no reliable evidence demonstrating that field application of DBCP led to sterility among farm workers, although that claim is made in the pending lawsuits. Nor is there any reliable scientific evidence that DBCP causes any other injuries in humans, although plaintiffs in the various actions assert claims based on cancer, birth defects and other general illnesses.

      Currently there are 808 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP. Nine of these lawsuits are currently pending in various jurisdictions in the United States, with the remainder pending in Latin America and the Philippines. Claimed damages total $15.8 billion, with the lawsuits in Nicaragua representing 73% of this amount. In almost all of these cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. To date, none of these lawsuits has resulted in a verdict or judgment against the Company. However, as described below, a judgment has been rendered in a DBCP case in Nicaragua.

      In Nicaragua, the Company has been served in 31 of 300 pending cases, with the majority of the lawsuits brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s acting Attorney General formally opined are unconstitutional. Nine of the 31 cases served were consolidated into one case before a civil trial court in Managua, with the plaintiffs naming an entity denominated as “Dole Food Corporation Inc.” as a defendant. The Company is aware of no legal entity bearing that name, and the Company is certain that no such legal entity is related to the Company. As a result, the Company responded in these nine consolidated cases on behalf of Dole Fresh Fruit Company, a subsidiary of the Company, which has been named as a defendant in other pending DBCP matters, including matters brought by Nicaraguan citizens. The Company paid a $100,000 non- refundable deposit to the Nicaraguan court, as required under Law 364, to participate in the litigation. On October 25, 2002, the civil trial court in Managua issued a ruling that Dole Fresh Fruit Company was not a party to the nine consolidated cases. Thereafter, counsel for Dole Fresh Fruit Company notified the court that no legal entity known as “Dole Food Corporation Inc.” exists and offered to appear on behalf of Dole Food Company, Inc. and to ratify all prior

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pleadings of Dole Fresh Fruit Company. On November 25, 2002, the civil trial court issued a ruling that Dole Food Company, Inc. is not a defendant in the nine consolidated cases.

      On December 13, 2002, the Nicaraguan civil trial court entered a judgment in the aggregate amount of $489 million on behalf of 468 plaintiffs against Dow Chemical Company, also known as Dow AgroSciences, Shell Chemical Company, Standard Fruit and Vegetable Company and “Dole Food Corporation Inc.” in the nine consolidated actions. Because the civil trial court had held that the Company is not a defendant in the case, the court also ordered that the Company’s $100,000 deposit be returned. Standard Fruit and Vegetable Company is a Texas corporation that is wholly unrelated to the Company.

      The Company believes that the Nicaraguan civil trial court’s judgment will not be enforceable against any Dole entity in the U.S. or in any other country, because no Dole entity has been named in the judgment and Nicaragua’s Law 364 is unconstitutional and violates international due process. Among other things, Law 364 is an improper “special law” directed at particular parties, it requires defendants to pay large, non-refundable deposits in order to participate in the litigation, it provides a severely truncated procedural process, it establishes irrebutable presumption of causation that are contrary to the evidence and scientific data, and it sets unreasonable minimum damages that must be awarded. In addition, although the Company sought to participate in the case, the Nicaraguan civil trial court ruled that the Company would not be heard and that the Company’s legal motions and papers would not be considered. Finally, as previously noted, the civil trial court ruled that neither Dole Food Company, Inc. nor Dole Fresh Fruit Company is a defendant in the case. For these reasons, the Company does not believe a U.S. court or that of any other nation would enforce this judgment.

      As to all the DBCP matters, the Company has denied liability and asserted substantial defenses. Although no assurance can be given concerning the outcome of these cases, in the opinion of management, after consultation with legal counsel and based on past experience defending and settling DBCP claims, the pending lawsuits are not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Note 17 — Related Party Transactions

      In September 1998 the Company acquired 60% of Saba Trading AB, a Swedish company. The remaining 40% minority interest is held 25% by another Swedish company and 15% by a Swedish co-op. As part of its normal operations, Saba routinely sells fresh fruit, vegetables and flowers to certain entities in which these minority shareholders are principal owners. Revenues from the Swedish company-related entities were $72 million, $57 million and $65 million in 2002, 2001 and 2000, respectively. Revenues from the co-op related entities were $139 million, $129 million and $133 million in 2002, 2001 and 2000, respectively. Amounts due from the Swedish company and co-op related entities were $8.1 million and $9.6 million, respectively, at December 28, 2002 and $4.4 million and $8.6 million, respectively, at December 29, 2001.

      David H. Murdock, the Company’s Chairman and Chief Executive Officer, owns Castle & Cooke, Inc. (“Castle”) as well as a transportation equipment leasing company, a private dining club and a private country club, which supply products and provide services to numerous customers and patrons. During fiscal 2002, 2001 and 2000, the Company paid Mr. Murdock’s companies an aggregate of approximately $4 million, $3 million and $2 million, respectively, primarily for the rental of truck chassis, generator sets and warehousing services. Castle purchased approximately $0.4 million, $0.2 million and $0.3 million of products from the Company in 2002, 2001 and 2000, respectively.

      In October 2001, the Company and Castle entered into an agreement to replace an aircraft held 50% by each party. The ownership percentage in the new aircraft is 68% by the Company and 32% by Castle. Under co-ownership agreements, the Company and Castle have agreed that each party would be responsible for the direct costs associated with its use of these aircraft, and that all other indirect costs would be shared in

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proportion to each party’s ownership percentage. During 2002, 2001 and 2000, the Company’s proportionate share of the direct and indirect costs for these aircraft was $0.9 million, $1.3 million and $1.0 million, respectively.

Note 18 — Shareholder Proposal

      On December 18, 2002, the Company and Mr. Murdock signed a definitive merger agreement (“merger agreement”) pursuant to which Mr. Murdock will acquire the approximately 76% of the Company’s common stock that he and his family do not already own for $33.50 per share in cash. Upon completion of the merger, the Company will become wholly owned by Mr. Murdock through DHM Holding Company, Inc.

      The Company has filed with the Securities and Exchange Commission and mailed to its shareholders definitive proxy materials for a special meeting of shareholders to vote on the proposed merger of DHM Acquisition Company, Inc., which is wholly owned by DHM Holding Company, Inc., into the Company. The special meeting is scheduled for March 26, 2003. The merger is conditioned upon, among other things, its approval by shareholders who own a majority of the outstanding shares not already owned by Mr. Murdock or his family, and completion of the financing contemplated by the merger.

      It is anticipated that funds necessary to purchase the outstanding shares of the Company will be provided by Mr. Murdock, a bank syndicate, and/or institutional investors. Completion of the financing required to complete the transaction and refinance some of the Company’s debt is subject to the execution of definitive loan agreements and the satisfaction of the conditions therein. Such financing is currently expected to consist of $1.125 billion of senior secured credit facilities (currently expected to consist of approximately $825 million of term loan facilities and approximately $300 million of revolving credit facilities, a portion of which revolving credit facilities will be drawn upon on the closing date of the merger) and approximately $475 million of new senior debt securities. The Company announced on March 17, 2003, that it had priced at par $475 million of 8.875% Senior Notes due 2011 (the “2011 Notes”). The 2011 Notes are being offered pursuant to Rule 144A and Regulation S under the Securities Act of 1933. Assuming shareholder approval of the merger agreement and satisfaction of financing conditions, the Company expects that the closing of the offering and the delivery of the 2011 Notes will occur shortly thereafter.

      In addition, the Company and Mr. Murdock announced that, assuming the merger receives the required approval by the Company’s shareholders and becomes effective, the Company expects to redeem or retire its 7% Notes due 2003 and 6.375% Senior Notes due 2005, which had outstanding principal balances of $209.8 million and $300 million, respectively, at December 28, 2002. The Company also expects that its 7.25% Senior Notes due 2009 and 7.875% Debentures due 2013 will remain outstanding. The Company intends to modify the Senior Notes due 2009 and Debentures due 2013 to provide for interest rates of 8.625% and 8.75%, respectively, and for substantially the same covenants and subsidiary guarantees as will exist under the Notes. The exact timing of these actions would be dependent on the timing of the merger. Additionally, all outstanding stock options (other than those held by Mr. Murdock) would immediately vest and would be settled in cash, upon consummation of the merger.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

II.     Supplementary Data

Quarterly Financial Information (Unaudited)

      The following table presents summarized quarterly results (in thousands, except per-share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

2002
Revenues, net	$1,059,415	$1,118,185	$1,254,494	$959,979	$4,392,073
Gross margin	181,104	198,109	181,068	144,054	704,335
Net income from continuing operations	56,279	66,848	14,650	18,421	156,198
Net income from discontinued operations	—	—	—	—	—
Cumulative effect of a change in accounting principle	(119,917)	—	—	—	(119,917)
Net income (loss)	(63,638)	66,848	14,650	18,421	36,281
Net income (loss) per common share — basic
Continuing operations	$1.01	$1.19	$0.26	$0.33	$2.78
Discontinued operations	—	—	—	—	—
Cumulative effect of a change in accounting principle	(2.14)	—	—	—	(2.14)

Net income (loss) per common share — basic	$(1.13)	$1.19	$0.26	$0.33	$0.64

Net income (loss) per common share — diluted
Continuing operations	$0.99	$1.18	$0.26	$0.32	$2.76
Discontinued operations	—	—	—	—	—
Cumulative effect of a change in accounting principle	(2.11)	—	—	—	(2.12)

Net income (loss) per common share — diluted	$(1.12)	$1.18	$0.26	$0.32	$0.64

2001
Revenues, net	$1,031,483	$1,127,921	$1,208,055	$947,362	$4,314,821
Gross margin	143,246	149,231	35,840	104,723	433,040
Net income (loss) from continuing operations	29,455	33,285	(103,902)	4,084	(37,078)
Net income from discontinued operations	5,264	3,683	9,146	169,389	187,482
Cumulative effect of a change in accounting principle	—	—	—	—	—
Net income (loss)	34,719	36,968	(94,756)	173,473	150,404
Net income (loss) per common share — basic
Continuing operations	$0.53	$0.59	$(1.86)	$0.07	$(0.66)
Discontinued operations	0.09	0.07	0.16	3.03	3.35
Cumulative effect of a change in accounting principle	—	—	—	—	—

Net income (loss) per common share — basic	$0.62	$0.66	$(1.70)	$3.10	$2.69

Net income (loss) per common share — diluted
Continuing operations	$0.53	$0.59	$(1.86)	$0.07	$(0.66)
Discontinued operations	0.09	0.07	0.16	3.00	3.33
Cumulative effect of a change in accounting principle	—	—	—	—	—

Net income (loss) per common share — diluted	$0.62	$0.66	$(1.70)	$3.07	$2.67

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      The Audit Committee of the Board of Directors of Dole annually considers and recommends to the Board of Directors the selection of Dole’s independent public accountants. As recommended by Dole’s Audit Committee, Dole’s Board of Directors on May 16, 2002 decided to no longer engage Andersen as Dole’s independent public accountants and engaged Deloitte & Touche LLP to serve as Dole’s independent public accountants for 2002.

      Andersen’s reports on Dole’s consolidated financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Andersen’s report on Dole’s consolidated financial statements for 2001 was issued on an unqualified basis in conjunction with the publication of Dole’s Annual Report to Stockholders and the filing of Dole’s Annual Report on Form 10-K.

      During fiscal years 2000 and 2001 and through May 16, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on Dole’s consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

      Dole requested that Andersen furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not Andersen agrees with the foregoing disclosures. A copy of such letter, dated May 17, 2002, is incorporated by reference, in which Andersen stated its agreement with the foregoing disclosures.

      During fiscal years 2000 and 2001 and through May 16, 2002, Dole did not consult with Deloitte & Touche LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Dole’s consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(ii) of Regulation S-K. During the 2002 fiscal year there were no disagreements with Deloitte and Touche LLP on accounting principles or practices for financial statement disclosures.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Below is a list of the names and ages of all directors and executive officers of Dole as of March 14, 2003, indicating their positions with Dole and their principal occupations during the past five years. The current terms of the executive officers will expire at the next organizational meeting of Dole’s Board of Directors or at such time as their successors are elected.

		Positions with Dole and Subsidiaries and
Name	Age	Five-Year Employment History

David H. Murdock	(79)	Chairman of the Board, Chief Executive Officer and Director of Dole since July 1985. Chairman of the Board, Chief Executive Officer and Director of Castle & Cooke, Inc., a Hawaii corporation, since October 1995 (indirectly wholly-owned by Mr. Murdock since September 2000). Since June 1982, Chairman of the Board and Chief Executive Officer of Flexi-Van Leasing, Inc., a Delaware corporation wholly-owned by Mr. Murdock. Sole owner and developer of the Sherwood Country Club in Ventura County, California, and numerous other real estate developments; also sole stockholder of numerous corporations engaged in a variety of business ventures and in the manufacture of textile-related products and industrial and building products.
C. Michael Carter	(59)	Vice President, General Counsel and Corporate Secretary of Dole since October 2000. Executive Vice President, General Counsel and Corporate Secretary of Pinkerton’s, Inc. from September 1994 to July 1999.
Mike Curb	(58)	Director of Dole. Chairman of the Board of Curb Records, Inc., a record company, and Curb Entertainment International Corp., an entertainment company since prior to 1998. Mr. Curb served as Lieutenant Governor of the State of California from 1978 to 1982, and served as Chairman of the National Conference of Lieutenant Governors during 1982. Mr. Curb served as Chairman of the Republican National Finance Committee from August 1982 to January 1985. Mr. Curb is also a director of various community organizations.
Richard J. Dahl	(51)	Vice President and Chief Financial Officer of Dole since June 2002. President and Chief Operating Officer of Pacific Century Financial Corporation and Bank of Hawaii from 1994 to 2002. Prior to Pacific Century, held various positions at Ernst & Young.
David A. DeLorenzo	(56)	Director of Dole. Vice Chairman of Dole from February 2001 through December 2001. President and Chief Operating Officer of Dole from March 1996 to February 2001. President of Dole Food Company-International from September 1993 to March 1996. Executive Vice President of Dole from July 1990 to March 1996. President of Dole Fresh Fruit Company from September 1986 to June 1992.
E. Rolland Dickson, M.D.	(69)	Director of Dole. Chair, Mayo Foundation Development Committee since 2001. Director for Development of Mayo Foundation for Medical Education and Research since 1992. Mary Lowell Leary Professor of Medicine at Mayo Clinic/ Mayo Foundation since 1987. Dr. Dickson also serves on the Board of Directors of NeoRx Corporation.

		Positions with Dole and Subsidiaries and
Name	Age	Five-Year Employment History

Richard M. Ferry	(65)	Director of Dole. Founder Chairman of Korn/ Ferry International, an international executive search firm from July 2001. Chairman of the Board from May 1977 through July 2001 of Korn/ Ferry. Mr. Ferry also serves on the Boards of Directors of Avery Dennison Corporation, Pacific Life Insurance Company and Mrs. Fields’ Famous Brands, Inc., as well as a number of privately held and not- for-profit corporations.
George R. Horne	(66)	Vice President, Administration and Support Operations of Dole since April 2001; Vice President — Human Resources of Dole since February 1986. Vice President of Dole since October 1982.
Yoon J. Hugh	(32)	Corporate Controller and Chief Accounting Officer since October 2002. Assistant Corporate Controller of Dole from December 2001 to October 2002. Senior Manager at PricewaterhouseCoopers LLP from 2000 to 2001. Manager at PricewaterhouseCoopers LLP from 1998 to 2000.
Lawrence A. Kern	(55)	President and Chief Operating Officer and Director of Dole since February 2001. President of Dole Fresh Vegetables, Inc. from January 2000 to February 2001 and from January 1993 to December 1999. President and Chief Operating Officer of Apio, Inc. from December 1999 to January 2000.
Lawrence M. Johnson	(62)	Director of Dole. Former Chairman and Chief Executive Officer of Pacific Century Financial Corporation and its principal subsidiary, Bank of Hawaii (from 1994; retired November 2000). Mr. Johnson serves on the boards of the East–West Center, Hawaii Pacific University, Hawaii Preparatory Academy, Hawaii Community Foundation, Hawaii Tourism Authority, Pacific Basin Economic Council and The Nature Conservancy of Hawaii and a number of community organizations.
Zoltan Merszei	(80)	Director of Dole. Former Chairman, President and Chief Executive Officer of the Dow Chemical Company (retired in 1979). Former Vice Chairman and President of Occidental Petroleum Corporation (retired in 1989). Mr. Merszei currently serves as a technical consultant to a variety of United States and foreign corporations. Mr. Merszei also serves on the Boards of Directors of the Budd Company, Hong Leong Corporation, Thyssen Budd Automotive Corporation and Thyssen Henschel America, Inc.
Roberta Wieman	(58)	Vice President of Dole since February 1995. Executive Assistant to the Chairman of the Board and Chief Executive Officer from November 1991 to February 1995. Executive Vice President of Castle & Cooke, Inc. from August 2001; Vice President and Corporate Secretary of Castle & Cooke, Inc. from April 1996 to August 2001; and Corporate Secretary of Castle & Cooke, Inc. from April 1996. Director of Flexi-Van Leasing, Inc. (which is wholly- owned by Mr. Murdock) since August 1996 and Assistant Secretary thereof for more than 5 years.

      Messrs. Ferry and Johnson filed Forms 4 on October 22, 2002 with respect to non-employee director grants of approximately 17.9 stock units on August 23, 2002 and 19.5 stock units on September 20, 2002. Mr. Dahl filed a Form 4 on September 13, 2002 with respect to his August 1, 2002 market purchase of 1,000 shares of Dole common stock.

Item 11.     Executive Compensation

Remuneration of Directors

      Directors who are not employees of Dole (“Non-Employee Directors”) are compensated for their services as follows:

•	An annual retainer fee of $24,000, payable in equal quarterly installments.

•	A fee of $2,000 for each regularly scheduled meeting of the Board of Directors attended, and a fee of $1,000 for each telephonic meeting of the Board of Directors in which the Non-Employee Director participates.

•	A fee of $1,000 for each committee meeting attended, a fee of $1,000 for each telephonic committee meeting in which the Non-Employee Director participates and a fee of $2,500 per year for service as chairperson of the Audit and of the Compensation Committees.

•	An annual stock option grant of 1,500 options pursuant to the Non-Employee Directors Stock Option Plan approved by stockholders in 1995. The options become exercisable in three equal annual installments and have a 10-year term, subject to earlier termination upon termination of service. (On February 15, 2002, Non-Employee Directors each received an annual grant of 1,500 options at an exercise price of $30.05 (the market price on grant date)).

•	A special committee fee of $25,000, payable in equal quarterly installments.

•	A fee of $1,000 for each special committee meeting attended, in which the Non-Employee Director participates and a fee of $10,000 per year for service as chairperson of the Special Committee.

      Pursuant to Dole’s Non-Employee Directors Deferred Stock and Cash Compensation Plan, one-half of each Non-Employee Director’s annual retainer fee is automatically allocated to stock units payable solely in Common Stock following a director’s termination of service. Non-Employee Directors may elect to receive their remaining compensation in cash or to defer all or part of their remaining compensation in additional stock units or deferred cash accounts. During 2001, deferred cash accounts in the plan were credited with an interest rate of approximately 7.0%.

      On March 22, 2001, the Board of Directors approved amendments to the Non-Employee Directors Stock Option Plan and the Non-Employee Directors Deferred Stock and Cash Compensation Plans. These amendments relate to the circumstances under which an accelerated vesting of unvested options shall occur and certain definitions relevant thereto. The amendments were included in Exhibit 10.10 to Dole’s annual report on Form 10-K for the fiscal year ended December 30, 2000.

      The reasonable expenses incurred by each director in connection with his duties as a director are also reimbursed by Dole, including the expenses incurred by directors’ spouses in accompanying the directors to one Board meeting each year. A Board member who is also an employee of Dole does not receive compensation for service as a director.

COMPENSATION OF EXECUTIVE OFFICERS

      Except as noted, the following table sets forth for Dole’s fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000, in prescribed format, the compensation for services in all capacities to Dole and its subsidiaries of those persons who were the Chief Executive Officer and the other four most highly compensated persons who were executive officers of Dole and its subsidiaries at December 28, 2002 (the “Named Executive Officers”).

Summary Compensation Table

					Long-Term Compensation

		Annual Compensation			Awards

				Other	Securities
Name and				Annual	Underlying	LTIP	All Other
Principal Position	Year	Salary($)	Bonus($)(1)	Comp.($)(2)	Options(#)	Payouts(3)	Comp.(4)

David H. Murdock(5)	2002	$849,423	$1,275,000	$0	125,000	$466,079	$1,019,630
Chairman & CEO	2001	$800,000	$900,000	$0	100,000	$98,431	$196,862
Dole Food Company, Inc.	2000	$800,000	$180,000	$0	100,000	$14,313	$28,627
Lawrence A. Kern(6)(7)(8)	2002	$748,846	$765,000	$197,433	75,000	$369,305	$797,200
President & COO	2001	$583,846	$585,000	$0	50,000	$64,872	$134,843
Dole Food Company, Inc.	2000	$373,077	$405,000	$0	50,000	$10,536	$5,100
C. Michael Carter(9)	2002	$430,885	$337,500	$0	25,000	$0	$78,747
Vice President, General	2001	$380,000	$285,000	$0	25,000	$0	$5,100
Counsel & Corporate Secretary	2000	$95,000	$47,500	$0	25,000	$0	$0
Dole Food Company, Inc.
Richard J. Dahl(10)	2002	$255,769	$187,500	$0	50,000	$0	$28,135
Vice President & Chief Financial Officer Dole Food Company, Inc.
George R. Horne	2002	$373,232	$281,250	$0	25,000	$96,444	$234,652
Vice President, Administration	2001	$320,508	$262,500	$0	20,000	$22,635	$40,549
& Support Operations	2000	$257,068	$45,000	$0	10,000	$2,455	$10,011
Dole Food Company, Inc.

(1)	Bonus amounts shown reflect payments made in the subsequent year with respect to performance for the identified year.

(2)	Does not include perquisites that total the lesser of $50,000 or 10% of the reported annual salary and bonus for any year.

(3)	These amounts represent sums earned and payable under the terms of Dole’s 1998 Combined Annual and Long-Term Incentive Plan for Executive Officers (the “1998 Plan”) through fiscal 2002. Amounts for the cycle ending in 2002 were paid in cash. For information regarding payment opportunities under unvested 1998 Plan awards made prior to 2002, see the table entitled “Long-Term Incentive Plan — Awards in Last Fiscal Year” and accompanying text.

(4)	The amounts shown in this column include the dollar value of amounts earned but not paid or payable under the 1998 Plan and contributions by Dole under Dole’s defined contribution plans for the benefit of the individuals listed. See “Pension Plans.”

(5)	Mr. Murdock also holds positions with certain business entities he owns that are not controlled directly or indirectly by Dole, which other entities pay compensation and may provide fringe benefits to Mr. Murdock for his services.

(6)	Mr. Kern was elected President and Chief Operating Officer of Dole in February 2001. Prior to that date, Mr. Kern was President of Dole Worldwide Fresh Vegetables, Packaged Salads and Non-Tropical Fresh Fruit.

(7)	In connection with Mr. Kern’s election as President and Chief Operating Officer of Dole and his relocation to Southern California, Dole agreed to make Mr. Kern a $500,000 secured, interest-free loan (repayable in five annual installments) to assist him in the purchase of a home.

(8)	In 2001, in connection with his promotion and transfer to Southern California, Dole agreed to pay Mr. Kern annual compensation in addition to this base salary in an after-tax amount of $100,000 for five years commencing in 2002 (or the balance paid in a lump sum upon termination of employment without cause, as such term is defined in the agreement).

(9)	Mr. Carter joined Dole in October 2000, at which time he received an initial grant of 25,000 options and a guaranteed bonus of $47,500, paid to him in February 2001.

(10)	Mr. Dahl joined Dole in June 2002, at which time he received an initial grant of 50,000 options.

EMPLOYMENT, SEVERANCE AND CHANGE OF CONTROL ARRANGEMENTS

      Some of Dole’s benefit plans (including the 1991 Stock Option and Award Plan, as amended (the “1991 Plan”), the 1998 Combined Annual and Long-Term Incentive Plan for Executive Officers (the “1998 Plan”) and the 2001 Stock Option and Award Plan (the “2001 Plan”)) provide for an acceleration of benefits and various other customary adjustments if a change of control or other reorganization occurs. Pursuant to the 1998 Plan, if a participant’s employment is terminated for certain reasons, pro-rata payments may be made prior to the completion of the applicable year or cycle, provided the Compensation Committee determines that the applicable performance goals have been met through the date of such termination or event and provided that the amount of any early payout is proportionately reduced to reflect the time value of the early payout.

      On March 22, 2001, the Board of Directors approved amendments to Dole’s option, incentive and retirement plans. These amendments, among other things, put in place a uniform definition of Change of Control, set forth the circumstances under which an accelerated vesting of theretofore unvested options shall occur and revise arbitration provisions so as to provide that an employee may only be awarded attorneys fees if the employee is the prevailing party (under the pre-amendment provisions, an employee was entitled to recover his or her attorneys fees so long as the arbitrator determined that the employee’s claim was made in good faith, even if the employee was not the prevailing party in the arbitration). The amendments were set forth in Exhibit 10.10 to Dole’s annual report on Form 10-K for the fiscal year ended December 30, 2000. The definitions are summarized below under “Employment, Severence and Change of Control Arrangements — Change of Control Agreements — Definitions.”

Change of Control Agreements

      In line with the practice at numerous public companies, Dole recognizes that the possibility of a change of control of Dole may result in the departure or distraction of management to the detriment of Dole and its stockholders. On March 22, 2001, Dole put in place a program to offer Change of Control Agreements to each of the executive officers of Dole and certain other officers and employees of Dole (each person accepting a Change of Control Agreement is an “Employee”). Dole has no reason to believe that any officer or employee will refuse to accept a Change of Control Agreement. The following summarizes the material provisions of the Change of Control Agreements. At the time the program was put in place, Dole was advised by its executive compensation consultants that the benefits provided under the Change of Control Agreements were within the range of customary practices of other public companies. In addition, the Compensation Committee retained its own legal counsel to advise it in its deliberations with respect to the Change of Control Agreements.

     Benefits Following Change of Control and Termination of Employment:

      If, during the period beginning on the Change of Control Date and ending on the second anniversary of the date on which the Change of Control becomes effective (the “Protected Period”), the Employee’s employment is terminated, the Employee will receive the amounts and benefits stated under “Amount of Severance Pay and Benefits Following Qualified Termination,” unless employment is (a) terminated by Dole for Cause or (b) terminated by the Employee other than for Good Reason (a termination other than under clause (a) or (b) during a Protected Period is a “Qualified Termination”). If employment is terminated under clause (a) or (b), the Employee will only be entitled to receive the sum of (1) the Employee’s annual base salary through the date of termination to the extent not theretofore paid and (2) any compensation previously deferred by the Employee (together with any accrued interest or earnings thereon) pursuant to outstanding elections and/or any accrued vacation pay or paid time off, in each case to the extent not theretofore paid (“Accrued Obligations”).

      No benefits are payable under the Change of Control Agreements unless a Change of Control actually occurs and a Qualified Termination occurs. If a Change of Control via a Fundamental Transaction or an Asset Sale is consummated, there is a look-back period (a “Look-Back Period”) to protect the Employee against the possibility that he or she was actually or constructively terminated without Cause in anticipation of the Change of Control. If, prior to the first Change of Control Date, employment with Dole terminates other than during a Look-Back Period, then all of the Employee’s rights under the Change of Control Agreement terminate, and the Change of Control Agreement will be deemed to have been terminated on the date of termination. After the first Change of Control Date, the Change of Control Agreement may only be modified or terminated by a writing signed by both Dole and the Employee. Before the first Change of Control Date, however, Dole can unilaterally modify or terminate the Change of Control Agreement, but such unilateral modification or termination will not be effective until the second anniversary of the date on which Dole first gives the Employee express written notice of the unilateral modification or termination (the “Modification Effective Date”). The unilateral modification or termination shall never become effective, however if (1) a Change of Control Date occurs before the Modification Effective Date and (2) employment is terminated during the Protected Period in respect of such Change of Control Date. Dole’s obligation to make any payment provided for in the Change of Control Agreements will be subject to and conditioned upon the Employee’s execution of a standard release form.

     Amount of Severance Pay and Benefits Following Qualified Termination

      The Employees will be placed into one of three categories, each providing a different level of severance pay and benefits if a Qualified Termination occurs.

Category 1

•	An amount in cash equal to three times the Employee’s annual base salary;

•	An amount in cash equal to three times the Employee’s target bonus;

•	An amount in cash equal to three times $10,000, in lieu of any other health and welfare benefits (including medical, life, disability, accident and other insurance, car allowance or other health and welfare plans, programs, policies or practices or understandings) and other taxable perquisites and fringe benefits to which the Employee or the Employee’s family may have been entitled.

•	An amount in cash equal to the pro rata portion of the greater of (i) the Employee’s target benefits under Dole’s Long Term Incentive Plan (the “LTIP”) and (ii) the Employee’s actual benefits under the LTIP;

•	If, at the time of Qualified Termination, the Employee would have been eligible for a benefit under either (i) the Dole Food Company Supplementary Executive Retirement Plan (“SERP”) or (ii) a Defined Benefit Plan (as defined in the SERP) were it not for the requirement of at least five (5) years of service with Dole, an amount in cash will be payable to the Employee equal to the actuarial equivalent of such retirement benefit. If for any reason, a benefit is payable under the Defined Benefit Plan, the payments made to the Employee under this clause shall be reduced by the actuarial equivalent of such benefits payable under the Defined Benefit Plan.

•	An amount in cash equal to the aggregate amount of the Accrued Obligations;

•	An amount in cash equal to the pro rata portion of the Employee’s target bonus for the fiscal year in which the date of termination occurs; and

•	An amount in cash equal to any reimbursement for outstanding reimbursable expenses.

•	If it is determined that any payment or distribution by Dole to the Employee or for the Employee’s benefit (whether paid or payable or distributed or distributable under the Change of Control Agreement or otherwise, but determined without regard to any additional payments required under this clause (a “Payment”) would be subject to the excise tax imposed by Section 4999 of the United States Internal Revenue Code or any interest or penalties are incurred by the Employee with respect to such excise tax (such excise tax, together with any such interest and penalties, are collectively the “Excise Tax”), then the Employee will be entitled to receive from Dole an additional payment (a “Gross-Up Payment”). The Gross-Up Payment will equal an amount such that after payment by the Employee of all taxes (including any interest or penalties imposed with respect to such taxes), the Employee will retain an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments.

Category 2

•	An amount in cash equal to two times the Employee’s annual base salary;

•	An amount in cash equal to two times the Employee’s target bonus;

•	An amount in cash equal to two times $10,000, in lieu of any other health and welfare benefits (including medical, life, disability, accident and other insurance or other health and welfare plans, programs, policies or practices or understandings) and other taxable perquisites and fringe benefits to which the Employee or the Employee’s family may have been entitled.

•	An amount in cash equal to the pro rata portion of the greater of (i) the Employee’s target benefits under the LTIP and (ii) the Employee’s actual benefits under the LTIP;

•	An amount in cash equal to the aggregate amount of the Accrued Obligations;

•	An amount in cash equal to the pro rata portion of the Employee’s target bonus for the fiscal year in which the date of termination occurs; and

•	An amount in cash equal to any reimbursement for outstanding reimbursable expenses.

•	If any payments or benefits under the Change of Control Agreement, after taking into account all other payments or benefits to which the Employee is entitled from Dole, or any affiliate thereof, are more likely than not to result in a loss of a deduction to Dole by reason of Section 280G of the United States Internal Revenue Code or any successor provision to that section, such payments and benefits will be reduced to the extent required to avoid such loss of deduction.

Category 3

•	An amount in cash equal to two times the Employee’s annual base salary;

•	An amount in cash equal to two times the Employee’s target bonus;

•	An amount in cash equal to two times $10,000, in lieu of any other health and welfare benefits (including medical, life, disability, accident and other insurance or other health and welfare plans, programs, policies or practices or understandings) and other taxable perquisites and fringe benefits to which the Employee or the Employee’s family may have been entitled.

•	An amount in cash equal to the aggregate amount of the Accrued Obligations;

•	An amount in cash equal to the pro rata portion of the Employee’s target bonus for the fiscal year in which the date of termination occurs; and

•	An amount in cash equal to any reimbursement for outstanding reimbursable expenses.

•	If any payments or benefits under the Change of Control Agreement, after taking into account all other payments or benefits to which the Employee is entitled from Dole, or any affiliate thereof, are more likely than not to result in a loss of a deduction to Dole by reason of Section 280G of the United States Internal Revenue Code or any successor provision to that section, such payments and benefits will be reduced to the extent required to avoid such loss of deduction.

      All of the three categories will have the following benefits relating to accelerated vesting of options and option exercise periods:

      All of the Employee’s unvested options granted pursuant to such plans or agreements (whenever granted) shall be deemed to vest immediately prior to the first time that one or both of the following conditions are satisfied: (a) a Change of Control occurs; or (b) the shares of common stock of Dole are not listed on either the New York Stock Exchange or the National Market System of the Nasdaq Stock Market, and neither the Board of Directors of Dole nor any committee thereof nor any other person shall have any discretion, right or power whatsoever to block, delay or impose any condition upon such vesting. If a Qualified Termination occurs during a Look-Back Period, all of the Employee’s unvested options shall vest immediately prior to the effectiveness or consummation of the Fundamental Transaction or the Asset Sale but not at any earlier time.

      In any circumstance where the Employee has undergone a Qualified Termination and, under Dole’s Certificate of Incorporation or By-Laws or applicable law, Dole has the power to indemnify or advance expenses to the Employee in respect of any judgments, fines, settlements, losses, costs or expenses (including attorneys’ fees) of any nature relating to or arising out of the Employee’s activities as an agent, employee, officer or director of Dole or in any other capacity on behalf of or at the request of Dole, Dole will promptly, on written request, indemnify and advance expenses to the Employee to the fullest extent permitted by applicable law, including but not limited to making such findings and determinations and taking any and all such actions as Dole may, under applicable law, be permitted to have the discretion to take so as to effectuate such indemnification or advancement.

      Any officers who are presently covered by directors and officers insurance shall be furnished for six years following Qualified Termination with directors and officers insurance with policy limits aggregating not less than those in place at the present time and otherwise to contain substantially the same terms, conditions and exceptions as the liability insurance policies provided for directors and officers of Dole in force from time to time, provided that such terms, conditions and exceptions will not be, in the aggregate, materially less favorable to the Employee than those in effect on the date of the Change of Control Agreement and provided that such insurance can be obtained on commercially reasonable terms.

      In the event that the Employee has an employment contract or any other agreement with Dole or participates in any other plan or program that entitles the Employee to severance payments upon the termination of employment with Dole, the amount of any such severance payments will be deducted from the payments to be made to the Employee under the Change of Control Agreement. All benefits under the Change of Control Agreement also will be reduced by the amount paid to the Employee under any law, rule or regulation that requires a formal notice period, pay in lieu of notice, termination, indemnity, severance payments or similar payments or entitlements related to service, other than unemployment or social security benefits provided in the United States.

Definitions:

      The Change of Control Agreements use a number of defined terms. The terms “Cause,” “Good Reason” and “Change of Control” are given definitions that Dole has been advised by its executive compensation consultants are within the range of customary practices of other public companies. In addition, the Compensation Committee retained its own legal counsel to advise it with respect to the Change of Control Agreements. A “Change of Control” is deemed to occur if any one or more of the following conditions are satisfied:

(1) any person, other than (a) David H. Murdock or (b) following the death of David H. Murdock, the trustee or trustees of a trust created by David H. Murdock, becomes the “Beneficial Owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Corporation representing 20% or more of the combined voting power of the Corporation’s then outstanding securities;

(2) individuals who, as of March 23, 2001, constitute the Board of Directors of the Corporation (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board. Any individual who becomes a director subsequent to March 23, 2001 whose election, or nomination for election by the Corporation’s shareholders, was approved by a vote of at least two-thirds of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, unless the individual’s initial assumption of office occurs as a result of either an actual or threatened election contest or other actual or threatened tender offer, solicitation of proxies or consents by or on behalf of a person other than the Board;

(3) a reorganization, merger, consolidation, recapitalization, tender offer, exchange offer or other extraordinary transaction involving Dole (a “Fundamental Transaction”) becomes effective or is consummated, unless: (a) more than 50% of the outstanding voting securities of the surviving or resulting entity (including, without limitation, an entity (“parent”) which as a result of such transaction owns the Corporation or all or substantially all of the Corporation’s assets either directly or through one or more subsidiaries) (“Resulting Entity”) are, or are to be, Beneficially Owned, directly or indirectly, by all or substantially all of the persons who were the Beneficial Owners of the outstanding voting securities of the Corporation immediately prior to such Fundamental Transaction in substantially the same proportions as their Beneficial Ownership, immediately prior to such Fundamental Transaction, of the outstanding voting securities of the Corporation and (b) more than half of the members of the board of directors or similar body of the Resulting Entity (or its parent) were members of the Incumbent Board at the time of the execution of the initial agreement providing for such Fundamental Transaction.

(4) A sale, transfer or any other disposition (including, without limitation, by way of spin-off, distribution, complete liquidation or dissolution) of all or substantially all of the Corporation’s business and/or assets (an “Asset Sale”) is consummated, unless, immediately following such consummation, all of the requirements of clauses (3)(a) and (3)(b) of this definition of Change of Control are satisfied, both with respect to the Corporation and with respect to the entity to which such business and/or assets have been sold, transferred or otherwise disposed of or its parent (a “Transferee Entity”).

      The consummation or effectiveness of a Fundamental Transaction or an Asset Sale shall be deemed not to constitute a Change of Control if more than 50% of the outstanding voting securities of the Resulting Entity or the Transferee Entity, as appropriate, are, or are to be, Beneficially Owned by David H. Murdock.

      “Corporation” means Dole Food Company, Inc., a Delaware corporation, and its successors. For purposes of this definition of Corporation, after the consummation of a Fundamental Transaction or an Asset Sale, the term “successor” shall include, without limitation, the Resulting Entity or Transferee Entity, respectively.

      “Dole” means the Corporation and/or its subsidiaries.

Options/SAR Grants in the Last Fiscal Year

      Fair Market Value of Common Stock on December 27, 2002, was $32.64, the last trading day of Dole’s 2002 fiscal year.

Option/ SAR Grants Table

	Individual Grants
					Potential Realizable Value at
		% of Total			Assumed Annual Rates of
		Options/SARs			Stock Price Appreciation for
		Granted to	Exercise		Option Term(1)(2)
	Options/SARs	Employees in	or Base	Expiration
Name	Granted(3)(4)	Last Fiscal Year	Price(3)(4)	Date(5)	0%	5%	10%

David H. Murdock	125,000	12.80%	$26.260	1/17/2012	$0	$1,298,750	$2,068,750
Lawrence A. Kern	75,000	7.68%	$26.260	1/17/2012	$0	$779,250	$1,241,250
C. Michael Carter	25,000	2.56%	$26.260	1/17/2012	$0	$259,750	$413,750
Richard J. Dahl	50,000	5.12%	$29.900	6/25/2012	$0	$223,000	$355,500
George R. Horne	25,000	2.56%	$26.260	1/17/2012	$0	$259,750	$413,750

(1)	If the price of Dole Common Stock were to appreciate at 5% per year, beginning in January 2002 (the grant date) and continuing for ten years thereafter (the terms of the options), the total gain to all stockholders would be $584,072,863. If the annual appreciation rate were 10% for the same time period, the total gain to all stockholders would be $930,356,678.

(2)	The amounts under the columns labeled “5%” and “10%” are included as required by rules promulgated by the SEC and are not intended to forecast future appreciation, if any, in the price of Dole’s Common Stock. Such amounts are based on the assumption that the named persons hold the options granted for their full ten-year term. The actual value of the options will vary in accordance with the market price of Dole’s Common Stock. The column headed “0%” is included to demonstrate that the options were granted at fair market value and optionees will not recognize any gain without an increase in the stock price, which increase benefits all stockholders commensurately. Except as noted in footnote 4 below, the terms of the options grants require a 20% increase over the exercise price before any vesting occurs.

(3)	Stock Options were granted under Dole’s 2001 Stock Option and Award Plan (the “2001 Plan”). Options under the 2001 Plan may result in payments following the resignation, retirement or other termination of employment with Dole of its subsidiaries or as a result of a change of control of Dole (as defined in the 2001 Plan). Vested options under the 2001 Plan may be exercised within a period of 12 months following a termination by reason of death, disability or retirement, and three months following a termination for other reasons. The 2001 Plan permits the Compensation Committee, which administers the 2001 Plan, to accelerate, extend or otherwise modify benefits payable under the applicable awards in various circumstances, including a termination of employment or change in control. Under the 2001 Plan, if there is a change in control of Dole, all options become immediately exercisable.

(4)	Options vest according to a schedule reflecting specific stock price hurdles. Except as noted, none of the options granted in January 2002 set forth in the table vests until the stock price reaches $31.51, a 20% increase over the exercise price, which reflects the market price of Dole’s Common Stock on the date of grant. Options will vest in 25% increments upon achieving or exceeding specified price hurdles for a period of 30 consecutive trading days after the first anniversary of the grant date.

(5)	Options were granted for a term of 10 years, subject to earlier termination in certain events such as termination of employment. See footnote 3 above.

Aggregated Option/ SAR Exercises in the Last Fiscal Year, and FY-End Option/ SAR Value

				Value of
			Number of	Unexercised
			Unexercised	In-the-Money
			Options at	Options at
			Year-End (#)	FY-End ($)

	Shares Acquired	($) Value	Exercisable(1)/	Exercisable/
Name	on Exercise (#)	Realized	Unexercisable	Unexercisable(2)

David H. Murdock	0	$0	486,835 /	$6,333,424 /
			343,750	$1,037,125
Lawrence A. Kern	0	$0	168,816 /	$2,415,814 /
			94,450	$424,725
C. Michael Carter	0	$0	47,917 /	$768,465 /
			27,083	$277,035
Richard J. Dahl	0	$0	0 /	$0 /
			50,000	$137,000
George R. Horne	0	$0	63,118 /	$833,815 /
			42,600	$163,525

(1)	Dole has two stock options plans under which awards are outstanding: the 1991 and 2001 Stock Option and Award Plans (the “Option Plans”). Options under the 2001 Plan are described in footnote 3 to the table entitled “Option/ SAR Grants in the Last Fiscal Year.” All options under the 1991 Plan have been granted. Outstanding awards under the 2001 Plan were granted in 2002.

(2)	This amount represents solely the difference between the market value ($32.64) on the last trading day of Dole’s fiscal year, December 27, 2002, of those unexercised options that had an exercise price below such market price (i.e., “in-the-money options”) and the respective exercise prices of the options. No assumptions or representations regarding the “value” of such options are made or intended.

Long-Term Incentive Plan Awards in Last Fiscal Year

	Estimated Payout Opportunity (Cycle 2002-2004)(1)

	Performance	Formula	Formula	Formula
Name	Period	Minimum	Target(2)	Maximum(2)(3)

David H. Murdock	2002-2004	$0	$1,275,850	$2,551,700
Lawrence A. Kern	2002-2004	$0	$1,125,750	$2,251,500
C. Michael Carter	2002-2004	$0	$300,200	$600,400
Richard J. Dahl	2002-2004	$0	$208,464	$416,928
George R. Horne	2002-2004	$0	$281,438	$562,875

(1)	The business target established for the awards granted in 2002 was relative total stockholders return (“RTSR”) measured against a customized peer group of companies. If the average performance during the performance cycle is below target, the payment opportunities will be reduced and if the average performance is above target, the payment opportunities will be increased. Subject to other conditions of the award (including continued service), The awards for the three-year performance period (2002-2004) (“Cycle 6”) will vest in early 2005 and will be paid out in a lump sum cash payment. Awards may become immediately payable in the event of termination of service or a change of control, and are subject to customary adjustments for recapitalizations, reorganizations and similar events. The formula-determined amount of an award may be (a) further adjusted based upon performance consistency and (b) reduced by the Compensation Committee based upon an evaluation of individual performance criteria and/or other objective and subjective factors. Because of these contingencies and other conditions, the specific benefits to be paid to participants are not determinable in advance.

These awards may become immediately payable in the event of termination of service or a change of control, and are subject to customary adjustments for recapitalizations, reorganizations and similar events. Dole established the performance targets for previous cycles utilizing earnings per share at the consolidated level (50% weighting) and RTSR measured against a peer group of companies in the MidCap Foods Index (50% weighting).

(2)	The LTIP awards are converted into units at the time of award. These units track the value of Dole’s stock price. Consequently, actual payouts realized by participants are a function of relative total shareholder return against the peer group and the value of Dole’s stock price at the end of the performance cycle. The amounts shown in the table estimate payouts at target, threshold and maximum, assuming the stock price on the date of grant; actual payouts may differ from these estimates based on future stock price movements.

      If the minimum performance level is not achieved, no amount will be payable under the plan.

The business criteria and performance targets relative to any business criterion for a given fiscal year in a cycle may vary from cycle to cycle, as the Committee prospectively establishes those factors for new cycles in which the same fiscal year is included under the 1998 Plan.

Pension Plans

      Dole maintains a number of non-contributory pension plans that provide benefits, following retirement at age 65 or older with one or more years of credited service (or age 55 with five or more years of credited service), primarily to salaried, non-union employees of Dole on U.S. payrolls, including executive officers of Dole. Each plan provides a monthly pension to supplement personal savings and Social Security benefits. Starting January 1, 2002, no new pension benefits will accrue, with exception of a transition benefit for long-term employees. The following table shows the estimated annual benefits payable under Dole’s salaried pension plan in which the Named Executive Officers participated in prior to 2002:

Pension Plan Table

	Years of Service

Compensation	15	20	25	30	35

$ 300,000	$49,500	$70,950	$92,400	$113,850	$135,300
$ 400,000	$66,000	$94,600	$123,200	$151,800	$180,400
$ 500,000	$82,500	$118,250	$154,000	$189,750	$225,500
$ 600,000	$99,000	$141,900	$184,800	$227,700	$270,600
$ 700,000	$115,500	$165,550	$215,600	$265,650	$315,700
$ 800,000	$132,000	$189,200	$246,400	$303,600	$360,800
$ 900,000	$148,500	$212,850	$277,200	$341,550	$405,900
$1,000,000	$165,000	$236,500	$308,000	$379,500	$451,000
$1,100,000	$181,500	$260,150	$338,800	$417,450	$496,100
$1,200,000	$198,000	$283,800	$369,600	$455,400	$541,200
$1,300,000	$214,500	$307,450	$400,400	$493,350	$586,300
$1,400,000	$231,000	$331,100	$431,200	$531,300	$631,400
$1,500,000	$247,500	$354,750	$462,000	$569,250	$676,500

      The above table shows the estimated annual retirement benefits payable as straight life annuities without offsets for Social Security or other amounts under this plan, assuming retirement at age 65, to persons in specified compensation and years of service classifications. In general, the plan covers the following types of compensation paid by Dole: base pay, bonus and severance pay payable under Dole’s severance pay plan.

      Each year’s accrued benefit under the plan is 1.1% of final average compensation multiplied by years of service, plus .33% of final average compensation multiplied by years of service in excess of 15 years. Benefits accrued as of March 31, 1992 under the prior benefit formula serve as minimum entitlements.

      The credited years of service and ages as of December 31, 2002 for individuals named in the Summary Compensation Table are as follows: Mr. Murdock (age 79) — 17 years; Mr. Kern (age 55) — 10 years; Mr. Carter (age 59) — 2 years; Mr. Dahl (age 51) — less than one year; and Mr. Horne (age 66) — 36 years. Assuming these individuals remain employed by Dole until age 65 (or later) and continue to receive compensation equal to their 2002 compensation from Dole, their annual retirement benefits at age 65 will approximate: Mr. Kern — $61,614.84, Mr. Carter — $5,747.52, Mr. Dahl — $0, and Mr. Horne — $170,103.12. As required by the Internal Revenue Code, Mr. Murdock, who is presently over the age of 70 1/2, is receiving his current annual retirement benefit under the pension plan of $208,604.

      Generally, the Internal Revenue Code places an annual maximum limit of $160,000 (at December 31, 2002) on the benefits available to an individual under Dole’s pension plans. Furthermore, the Internal Revenue Code places an annual maximum of $200,000 (at December 31, 2002) on compensation which may be considered in determining a participant’s benefit under qualified retirement programs. If an individual’s benefit under a plan exceeds the maximum annual benefit or the maximum compensation limit, the excess will be paid by Dole from an unfunded excess and supplemental benefit plan.

      Notwithstanding anything to the contrary set forth in any of Dole’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Form 10-K, in whole or in part, the following Compensation Committee Report and the following Performance Graph shall not be incorporated by reference into any such filings or any future filings, except to the extent Dole expressly incorporates such report or graph by reference therein. The report and graph shall not be deemed soliciting material or otherwise deemed filed under either of such Acts.

CORPORATE COMPENSATION AND BENEFITS COMMITTEE REPORT

COMPENSATION PHILOSOPHY

      Dole’s compensation philosophy is to relate the compensation of Dole’s executive officers to measures of Dole performance that contribute to increased value for Dole’s stockholders.

GOALS

      To assure that compensation policies appropriately consider the value Dole creates for stockholders, Dole’s compensation philosophy for executive officers takes into account the following goals:

•	Executive officer compensation must be focused on enhancing stockholder value.

•	Compensation must reflect a competitive and performance-oriented environment that motivates executive officers to set and achieve aggressive goals in their respective areas of responsibility.

•	Incentive-based compensation must be contingent upon the performance of each executive officer against financial and strategic performance goals.

•	Dole’s compensation policies must enable Dole to attract and retain top quality management.

      The Compensation Committee periodically reviews the components of compensation for Dole’s executive officers on the basis of its philosophy and goals. Further, as the situation warrants, the Compensation Committee also retains the services of a qualified compensation consulting firm to provide recommendations to enhance the linkage of executive officer compensation to the above goals and to obtain information as to how Dole’s compensation of executive officers compares with peer companies.

EXECUTIVE COMPENSATION COMPONENTS

      Dole annually evaluates the competitiveness of its executive compensation program (base salary, annual bonus, and long-term incentives) relative to comparable publicly traded companies.

      A group of industry peers (or “peer group”) is used to annually evaluate the compensation for proxy-named officers. The peer group was identified by the Compensation Committee’s executive compensation consulting firm through a comparability screening process that considered such variables as revenue size, product line diversity, and geographic scope of operation. The peer group is reviewed periodically and changes may be made based on the comparability screening process. Many of the peer group companies are in the S&P Foods Index.

      Broader published surveys of food processing companies, as well as industry in general, are used to evaluate the competitiveness of total compensation for other Dole executives.

      Based on an analysis conducted by the Compensation Committee’s executive compensation consultant in 2002, the cash compensation opportunity for executive officers of Dole as a group, consisting of salary and annual bonus, generally is consistent with the median of Dole’s peers.

      Generally speaking, 75th percentile pay levels can only be achieved if Dole’s aggressive goals associated with its incentive compensation plans are attained. Pay levels for each executive officer, other than the Chairman and CEO, largely reflect the recommendation of the Chairman and CEO based on individual experience and breadth of knowledge, internal equity considerations, and other subjective factors. The compensation opportunity for the Chairman and CEO for 2002 was based on deliberations of the Compensation Committee of Dole, as described below under “CEO Compensation”.

      Each component of the total executive compensation package emphasizes a different aspect of Dole’s compensation philosophy:

•	Base Salary. Base salaries for executive officers (other than the Chairman and CEO whose salary is discussed below) are initially set upon hiring by management (subject to periodic review by the Compensation Committee) based on recruiting requirements (i.e., market demand), competitive pay practices, individual experience and breadth of knowledge, internal equity considerations, and other subjective factors.

      Increases to base salary are determined primarily on the basis of market movements, individual performance and contribution to Dole and involve the application of both quantifiable and subjective criteria.

•	Annual Incentives. Dole relies to a large degree on annual incentive compensation to attract and retain executive officers of outstanding abilities and to motivate them to perform to the full extent of these abilities.

      Bonus opportunities for executive officers, as a percentage of base salary, ranged from 25% to 100% (50% to 150% for the Chairman and CEO), depending on Dole’s performance relative to financial performance targets set in the first quarter of the year. Bonuses generally are payable only if the specified minimum level of financial performance is realized and may be increased to maximum levels only if substantially higher performance levels are attained. Bonus opportunities for each individual are determined on the basis of competitive bonus levels (as a percent of salary), degree of responsibility, and other subjective factors. To provide greater flexibility, the Compensation Committee may include alternative performance goals to permit awards at lower levels in appropriate circumstances.

      Generally speaking, each individual’s maximum annual cash bonus equals 150% of his or her target award level. The maximum bonus is payable only if exceptional Dole and/or divisional performance levels against predetermined goals are achieved.

      In 2002, the bonus opportunity for Messrs. Murdock and Kern was based upon return on average common equity (“ROE”) and Net Income. Dole did reach the financial targets necessary to make maximum payments under the ROE measure. The Committee approved payments for Mr. Murdock and Mr. Kern of $1,275,000 and $765,000, respectively.

•	Long-term Incentives. Dole provides two forms of long-term incentive opportunity for senior executives: a stock option plan and a long-term incentive plan (“Long-Term Plan”). Both plans were previously approved by stockholders.

•	Options. Stock option grants represent incentives tied to future stock appreciation. Stock options are granted periodically to provide executives with a direct incentive to enhance the value of the Common Stock. Historically, awards have been granted at the fair market value of the Common Stock on the date of grant and have a term of ten years.

      Since 1995, Dole has imposed specific stock appreciation hurdles for senior management. None of the options granted in 2002 will vest until the stock price reaches certain stock price targets (see table entitled “Option/ SAR Grants In The Last Fiscal Year”). Options will vest in 25% increments upon the sooner of achieving or exceeding each specified price hurdle for a period of 30 consecutive trading days after the first anniversary of the grant date or three months before the end of their ten-year terms if the individual is still employed by Dole.

      Options are granted at the discretion of the Compensation Committee (based substantially on the recommendations of the Chairman and CEO as to grants for other officers) to key management positions above a specified salary level. Guidelines for stock option grants were derived from a combination of competitive market data and subjective judgments. In general, the grants for individual positions increased with the level of responsibility and the perceived impact of each position on the strategic direction of Dole.

The Chairman’s recommendations for individual option grants also reflected his assessment of the effect of promotions, individual performance, and other factors. An individual’s outstanding stock options and current stock ownership generally are not considered when making stock option awards.

•	Long-term Incentive Plan. Under the Long-Term Plan, the underlying performance measures and payout provisions are designed in a manner that the Compensation Committee believes will continue to further align executive officer compensation with stockholder returns on a long-term basis. The Long-Term Plan provides for payout opportunities based on Dole’s total shareholder return over a three-year period relative to a group of industry peers. Plan Participants are assigned a target award at the beginning of the performance period with opportunities to earn between 0 and 200 percent of that award based on sustained three-year performance. The awards issued in 2002 are scheduled for payout beginning in 2005 and are shown in the Long-Term Incentive Award Table on page 94. Long-Term Incentive Plan payouts shown in the Summary Compensation Table on page 97 are attributable to past performance cycles that were paid in 2002 based on the attainment of performance goals (EPS and RTSR) established in prior years.

      The United States Internal Revenue Service has promulgated regulations affecting all publicly held United States corporations (the “162(m) Regulations”) that interpret limits on the tax deductibility of compensation in excess of $1 million per year for certain executive officers. The Compensation Committee considers the 162(m) Regulations are one of the factors it reviews with respect to compensation matters. The Compensation Committee, generally speaking, intends to limit compensation to amounts deductible under the 162(m) Regulations, and the Compensation Committee believes that all compensation paid to executive officers in 2002 is deductible under the 162(m) Regulations. However, changes in the tax laws or interpretations, other priorities or special circumstances may result in or warrant exceptions.

EXECUTIVE STOCK OWNERSHIP GUIDELINES

      To further support Dole’s goal of achieving a strong link between stockholder and executive interests, Dole has stock ownership guidelines for senior executives. Senior executives have been asked to make (over a three to five year period of time) and hold investments in Dole stock or stock equivalents valued at between 50% to 100% of their base salaries. Unexercised stock options are not counted for purposes of meeting the ownership guidelines. Guidelines generally will apply to all vice presidents and above, with ownership targets increasing with level of responsibility.

CEO COMPENSATION

      The Compensation Committee reviewed Mr. Murdock’s compensation relative to the compensation (base salary, annual and long-term incentives) of the peer group. It is the Compensation Committee’s intent to target aggregate compensation for Mr. Murdock at approximately the median of the peer group. In establishing Mr. Murdock’s compensation, the Compensation Committee considered his responsibilities with other companies and determined that Mr. Murdock devotes to Dole the time that is necessary for the effective performance of his duties.

      Under the terms of the Annual Plan, Mr. Murdock was eligible for an annual bonus ranging from 50% to 150% of base salary. Mr. Murdock’s total 2002 bonus opportunity was based on ROE and Net Income. The Net Income component of the annual award is only considered if ROE performance falls below the minimum threshold. However, because the Company exceeded the targeted ROE performance, the Committee approved an award of $1,275,000.

      In 2002, the Compensation Committee approved an option grant for Mr. Murdock in the amount of 125,000 options. The January 2002 grant was made at fair market value on the date of grant. Mr. Murdock participated in the Long-Term Plan, described above under LONG-TERM INCENTIVES and is eligible for an award for the cycle ending 2002.

THE CORPORATE COMPENSATION AND BENEFITS COMMITTEE

Zoltan Merszei, Chairman
Mike Curb
E. Rolland Dickson, M.D.

      The following graph indicates the performance of the cumulative total return to Stockholders of Dole’s Common Stock (including reinvested dividends) during the previous five years in comparison to the cumulative total return on the indices shown.

Comparison of Cumulative Total Return(1) for 1997-2002 Performance Stock Plan —

Dole Food Company, S&P 500, S&P 500 Food Products Index,
S&P Midcap Food Products Index

(1) Total return assumes reinvestment of dividends on a quarterly basis.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

Common Stock

      This table contains certain information as of March 18, 2003, regarding all persons who, to Dole’s knowledge, were the beneficial owners of more than 5% of the outstanding shares of its common stock, each of Dole’s directors, its chief executive officer, its four most highly compensated executive officers other than its chief executive officer, whose salary and bonus exceeded $100,000 for the fiscal year ended December 28, 2002, each of Dole’s current executive officers and all directors and executive officers as a group. The persons named hold sole voting and investment power with respect to the shares shown opposite their respective names, unless otherwise indicated. The information with respect to each person specified is as supplied or confirmed by such person, based upon statements filed with the Securities and Exchange Commission, or based upon Dole’s actual knowledge.

	Amount and Nature		Percent of
	of Beneficial		Outstanding
Name and Address of Beneficial Owner(1)	Ownership(2)(12)		Shares(3)

David H. Murdock	13,542,432	(4)(6)	23.89%
CIC Banque CIAL	3,371,200	(5)	6.0%
Mike Curb	56,287	(7)(8)(9)	*
David A. DeLorenzo	195,005	(4)(8)(10)	*
E. Rolland Dickson, M.D.	1,498	(7)(8)	*
Richard M. Ferry	38,425	(7)(8)	*
Lawrence M. Johnson	3,891	(7)(8)(11)	*
Lawrence A. Kern	150,066	(4)(10)	*
Zoltan Merszei	28,189	(7)(8)	*
C. Michael Carter	44,667	(4)	*
Richard J. Dahl	4,000		*
George R. Horne	63,510	(4)	*
All Directors and Executive Officers as a Group (13 Individuals)	14,174,568	(4)	25.21%

*	Represents less than 1% of the class of securities.

(1)	The mailing address for each of the individuals listed is Dole Food Company, Inc., One Dole Drive, Westlake Village, California 91362-7300. The mailing address for CIC Banque CIAL is 31 rue Jean Wenger-Valentin, 67000 Strasbourg, France.

(2)	Unless otherwise indicated and except as to stock units described below, each person has sole voting and dispositive power with respect to the shares shown. Some directors and executive officers share the voting and dispositive power over their shares with their spouses as community property, joint tenants or tenants in common. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.

(3)	The percentages set forth above are calculated on the basis of the number of outstanding shares of Dole’s common stock set forth under “THE MERGER—Voting Rights; Vote Required for Approval,” plus, where applicable, all stock options and stock units granted to the person or persons indicated under Dole’s stock option and deferred stock plans that were exercisable on the record date or within 60 days thereafter.

(4)	The individuals and group indicated beneficially own the following number of shares of Dole’s common stock that may be purchased upon the exercise of employee stock options exercisable on the record date or within 60 days thereafter: Mr. Murdock, 455,585; Mr. Kern, 150,066; Mr. DeLorenzo, 138,540; Mr. Carter, 41,667; Mr. Horne, 56,868; and all directors and executive officers as a group, 880,024.

(5)	Based on a report on Schedule 13D dated February 13, 2003, CIC Banque CIAL, 31 rue Jean Wenger-Valentin, 67000 Strasbourg, France and/or its affiliates had sole voting and dispositive power over all such shares.

(6)	Mr. Murdock customarily maintains revolving lines of credit in conjunction with his various business activities, under which borrowings and security vary from time to time, and pursuant to which he provides collateral owned by him, including his shares in Dole. His reported holdings include 13,086,847 shares of Dole’s common stock owned by David H. Murdock as Trustee for the David H. Murdock Living Trust dated May 28, 1986 and 81,000 shares of Dole’s common stock owned by Mr. Murdock’s sons.

(7)	The individuals indicated each beneficially own the following number of shares of Dole’s common stock that were granted pursuant to Dole’s Non-Employee Directors Stock Option Plan and that may be purchased upon the exercise of stock options exercisable on the record date or within 60 days thereafter: Mr. Curb, 10,606; Dr. Dickson, 500; Mr. Ferry, 10,606; Mr. Johnson, 500; and Mr. Merszei, 7,500.

(8)	The directors listed below each beneficially own the following number of vested stock units credited under Dole’s Non-Employee Directors Deferred Stock and Cash Compensation Plan: Mr. Curb, 11,367; Mr. DeLorenzo, 394; Dr. Dickson, 998; Mr. Ferry, 14,946; Mr. Johnson, 3,291; and Mr. Merszei, 4,889. The number of stock units received by a director is derived by dividing the amount of the director’s quarterly retainer and fees by the average closing price of Dole’s common stock over the 10 trading days ending on the day prior to the vesting of the stock units. Stock units do not have voting rights or represent a right to acquire or dispose of Dole’s common stock within 60 days following the record date, but, following the merger, will be converted into a right to receive $33.50 per stock unit in cash.

(9)	Reported holdings include 400 shares of Dole’s common stock held by Mr. Curb as custodian for the benefit of his children.

(10)	Reported holdings include shares of Dole’s common stock held for certain officers by Dole’s Tax Deferred Investment Plan pursuant to Section 401(k) of the Internal Revenue Code of 1986.

(11)	Reported holdings are held in a revocable trust.

(12)	Options shown in this table are only those exercisable within 60 days of the record date. The options shown, plus any other options held by the persons indicated, will be cancelled in the merger in return for a cash payment, except for options held by Mr. Murdock which will be cancelled without payment.

Equity Compensation Plan Information

      The following is a summary of the shares reserved for issuance as of December 28, 2002, pursuant to outstanding options, rights or warrants granted under Dole’s equity compensation plans:

Number of Securities
	to be Issued upon	Weighted Average
	Exercise of	Exercise Price of	Number of Securities
	Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category	Warrants and Rights	Warrants and Rights	for Future Issuance

(Shares in thousands)
Equity Compensation plans approved by security holders	2,275	$23.02	1,613
Equity compensation plans not approved by security holders	—	—	—

Total	2,275	$23.02	1,613

      Dole has two equity compensation plans for its employees that were approved by the stockholders, pursuant to which options, rights or warrants may be granted and one equity compensation plan for its nonemployee directors that was approved by the stockholders.

      Under the 1991 and 2001 Stock Option and Award Plans (the “Option Plans”), the Company can grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards and performance share awards to officers and key employees of the Company. Stock options generally vest over a three-year period or based on stock price appreciation and may be exercised for up to 10 years from the date of grant, as determined by the Corporate Compensation and Benefits Committee of the Company’s Board of Directors.

      Options under the Option Plans may result in payments following the resignation, retirement or other termination of employment with Dole or its subsidiaries or as a result of a change of control of Dole (as defined in the 1991 Plan). Vested options under the Option Plans may be exercised within a period of 12 months following a termination by reason of death, disability or retirement, and three months following a termination for other reasons. The Option Plans permits the Compensation Committee, which administers the Option Plans, to accelerate, extend or otherwise modify benefits payable under the applicable awards in various circumstances, including a termination of employment or change in control. Under the Option Plans, if there is a change of control of Dole, all options become immediately exercisable.

      Under the 1995 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”), each active non-employee director receives a grant of 1,500 non-qualified stock options (the “Options”) on February 15th (or the first trading day thereafter) of each year. The Options vest over three years and expire 10 years after the date of grant or upon early termination as defined by the plan agreement.

      Dole has no other equity compensation plans pursuant to which options, rights or warrants could be granted.

Item 13.     Certain Relationships and Related Transactions

      On December 18, 2002, Dole and David H. Murdock signed a definitive merger agreement (“merger agreement”) pursuant to which Mr. Murdock will acquire the approximately 76% of Dole’s common stock that he and his family do not already own for $33.50 per share in cash. Upon completion of the merger, Dole will become wholly owned by Mr. Murdock through DHM Holding Company, Inc.

      Dole has filed with the Securities and Exchange Commission and mailed to its shareholders definitive proxy materials for a special meeting of shareholders to vote on the proposed merger of DHM Acquisition Company, Inc., which is wholly owned by DHM Holding Company, Inc., into Dole. The special meeting is scheduled for March 26, 2003. The merger is conditioned upon, among other things, its approval by shareholders who own a majority of the outstanding shares not already owned by Mr. Murdock or his family, and completion of the financing contemplated by the merger.

      It is anticipated that funds necessary to purchase the outstanding shares of Dole will be provided by Mr. Murdock, a bank syndicate and/or institutional investors. Completion of the financing required to complete the transaction and refinance some of Dole’s debt is subject to the execution of definitive loan agreements and the satisfaction of the conditions therein. Such financing is currently expected to consist of $1.125 billion of senior secured credit facilities (currently expected to consist of approximately $825 million of term loan facilities and approximately $300 million of revolving credit facilities, a portion of which revolving credit facilities will be drawn upon on the closing date of the merger) and approximately $475 million of new senior debt securities. Dole announced on March 17, 2003, that it had priced at par $475 million of 8.875% Senior Notes due 2011 (the “2011 Notes”). The 2011 Notes are being offered pursuant to Rule 144A and Regulation S under the Securities Act of 1933. Assuming shareholder approval of the merger agreement and satisfaction of financing conditions, Dole expects that the closing of the offering and the delivery of the 2011 Notes will occur shortly thereafter.

      In addition, Dole and Mr. Murdock announced that, assuming the merger receives the required approval by Dole’s shareholders and becomes effective, Dole expects to redeem or retire its 7% Notes due 2003 and 6.375% Senior Notes due 2005, which had outstanding principal balances of $209.8 million and $300 million, respectively, at December 28, 2002. Dole also expects that its 7.25% Senior Notes due 2009 and 7.875% Debentures due 2013 will remain outstanding. Dole intends to modify the Senior Notes due 2009 and Debentures due 2013 to provide for interest rates of 8.625% and 8.75%, respectively, and for substantially the same covenants and subsidiary guarantees as will exist under the Notes. The exact timing of these actions would be dependent on the timing of the merger. Additionally, all outstanding stock options (other than those held by Mr. Murdock) would be settled in cash, upon consummation of the merger.

      Part of the financing for the going-private transactions is expected to include sale leaseback transactions for our aircraft. Castle and Cooke or one of its subsidiaries may be a participant in such transactions.

      Mr. Murdock acquired a controlling interest in Dole in 1985 when Dole (then called Castle & Cooke, Inc.) acquired Flexi-Van Leasing, Inc. Mr. Murdock was named Chairman and Chief Executive Officer of Dole in 1985. Castle & Cooke, Inc. changed its name to Dole Food Company, Inc. in 1991. In 1995, Dole divested most of its non-core real estate by spinning it out into a new company named Castle & Cooke, Inc. In 2000, Mr. Murdock took Castle & Cooke private. Mr. Murdock, the Company’s Chairman and Chief Executive Officer, owns Castle & Cooke as well as a transportation equipment leasing company, a private dining club and a private country club, which supply products and provide services to numerous customers and patrons. During fiscal 2002, 2001 and 2000, Dole paid Mr. Murdock’s companies an aggregate of approximately $4 million, $3 million and $2 million, respectively, primarily for the rental of truck chassis, generator sets and warehousing services. Castle purchased approximately $0.4 million, $0.2 million and $0.3 million of products from Dole in 2002, 2001 and 2000, respectively.

      In October 2001, Dole and Castle entered into an agreement to replace an aircraft held 50% by each party. The ownership percentage in the new aircraft is 68% by Dole and 32% by Castle. Under co-ownership agreements, Dole and Castle have agreed that each party would be responsible for the direct costs associated with its use of these aircraft, and that all other indirect costs would be shared in proportion to each party’s ownership percentage. During 2002, 2001 and 2000, Dole’s proportionate share of the direct and indirect costs for these aircraft was $0.9 million, $1.3 million and $1.0 million, respectively. Dole’s Audit Committee and/or Board of Directors have approved all transactions with Mr. Murdock.

      Mr. Murdock, a director and executive officer, and Ms. Roberta Wieman, an executive officer, of ours also serve as directors and executive officers of privately-held entities controlled by Mr. Murdock that do not have compensation committees. Any compensation paid by those companies is within the discretion of their respective boards of directors.

Item 14.     Controls and Procedures

      Within 90 days prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Dole’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Exchange Act (Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Dole’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported by management of Dole on a timely basis in order to comply with Dole’s disclosure obligations under the Act and the SEC rules thereunder.

Changes in Internal Controls

      There were no significant changes in Dole’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) 1.     Financial Statements: The following consolidated financial statements are included herein in Item 8 above.

Form 10-K
Page

Audited Financial Statements for the Three Years Ended December 28, 2002	47

      2.     Financial Statement Schedule

Valuation and Qualifying Accounts	112

      3.     Exhibits:

Exhibit
Number

3.1	Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to Dole’s Quarterly Report on Form 10-Q for the quarter ended October 6, 2001, File No. 1-4455.
3.2	By-Laws. Incorporated by reference to Exhibit 3.2 to Dole’s Quarterly Report on Form 10-Q for the quarter ended October 6, 2001, File No. 1-4455.
4.1	Credit Agreement dated as of July 29, 1996 among Dole; The Chase Manhattan Bank, as Administrative Agent and Lender; Bank of America National Trust & Savings Association, as Syndication Agent and Lender; Citibank, N.A., as Documentation Agent and Lender; and the financial institutions which are Lenders thereunder, relating to Dole’s $400 million revolving credit facility. Incorporated by reference to Exhibit 4.1 to Dole’s Quarterly Report on Form 10-QA for the quarter ended October 5, 1996, File No. 1-4455.
4.2	Officers’ Certificate dated May 13, 1993 relating to $300 million of Dole’s 7% notes due 2003. Incorporated by reference to Exhibit 4.2 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999, File No. 1-4455.
4.3	Officers’ Certificate dated August 3, 1993 relating to $175 million of Dole’s 7.875% debentures due 2013. Incorporated by reference to Exhibit 4.3 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999, File No. 1-4455.
4.4	Officers’ Certificate dated October 6, 1998 relating to $300 million of Dole’s 6 3/8% notes due 2005. Incorporated by reference to Exhibit 4.1 to Dole’s Current Report on Form 8-K, event date October 1, 1998, File No. 1-4455.
4.5	Indenture dated as of April 15, 1993 between Dole and Chase Manhattan Bank and Trust Company (formerly Chemical Trust Company of California). Incorporated by reference to Exhibit 4.1 to Dole’s Current Report on Form 8-K, event date May 6, 1993, File No. 1-4455.
4.6	Indenture dated as of July 15, 1993 between Dole and Chase Manhattan Bank and Trust Company (formerly Chemical Trust Company of California). Incorporated by reference to Exhibit 4 to Dole’s Current Report on Form 8-K, event date July 19, 1993, File No. 1-4455.
4.7	Dole Food Company, Inc. Master Retirement Savings Trust Agreement dated as of February 1, 1999 between Dole and The Northern Trust Company. Incorporated by reference to Exhibit 4.7 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999, File No. 1-4455.
4.8	$250 Million Credit Agreement dated as of July 11, 2000 among Dole Food Company, Inc., Dole Fresh Fruit International, Limited and Solvest, Ltd., as Borrowers, the Lenders listed therein, as Lenders, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, Bank of America, N.A., as Administrative Agent, Commerzbank AG, as Syndication Agent, The Bank Of Nova Scotia, as Documentation Agent, and Cobank, ACB and Cooperatieve Centrale Raiffeisen — Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as Co-Agents. Incorporated by reference to Exhibit 4 to Dole’s Quarterly Report on Form 10-Q for the quarter ended June 17, 2000, File No. 1-4455. The Credit Agreement was amended and restated as of August 24, 2001; the Amended and Restated Credit Agreement is incorporated by reference to Exhibit 4.9 to Dole’s Quarterly Report on Form 10-Q for the quarter ended October 6, 2001, File No. 1-4455.

Exhibit
Number

4.9	First Supplemental Indenture between Dole and J.P. Morgan Trust Company, National Association, incorporated by reference to Exhibit 4.9 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2003, File No. 1-4455.
10.1	Dole’s 1991 Stock Option and Award Plan, as amended through July 31, 1997. Incorporated by reference to Exhibit 10.2 to Dole’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 4, 1997, File No. 1-4455. This Plan was amended on March 22, 2001; the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455.
10.2	Dole’s 1982 Stock Option and Award Plan, as amended through July 31, 1997. Incorporated by reference to Exhibit 10.1 to Dole’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 4, 1997, File No. 1-4455. This Plan was amended on March 22, 2001; the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455.
10.3	Dole’s Supplementary Executive Retirement Plan (effective January 1, 1989), First Restatement. Incorporated by reference to Exhibit 10(c) to Dole’s Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-4455. This Plan was amended on March 22, 2001; the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455.
10.4	Dole’s 1998 Combined Annual and Long-Term Incentive Plan for Executive Officers. Incorporated by reference to Exhibit 10 to Dole’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 20, 1998, File No. 1-4455. This Plan was amended on March 22, 2001; the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No 1-4455.
10.5	Dole’s Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.9 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-4455. This Plan was amended on March 22, 2001; the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455.
10.6	Dole’s 1996 Non-Employee Directors Deferred Stock and Cash Compensation Plan, as amended effective October 9, 1998. Incorporated by reference to Exhibit 10.1 to Dole’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 10, 1998, File No. 1-4455. This Plan was amended on March 22, 2001; the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455.
10.7	Dole’s Stock Ownership Enhancement Program, as effective July 31, 1997. Incorporated by reference to Exhibit 10.4 to Dole’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 4, 1997, File No. 1-4455.
10.8	Dole’s 1995 Non-Employee Directors Stock Option Plan. Incorporated by reference to Exhibit 4.1 to Dole’s Registration Statement on Form S-8 filed on June 28, 1995, Registration No. 33-60641. This Plan was amended on March 22, 2001; the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455.
10.9	Consulting Agreement dated as of December 16, 1999 between Dole Food Company, Inc. and Lawrence A. Kern. Incorporated by reference to Exhibit 10.9 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000, File No. 1-4455.
10.10	Amendments to Dole Plans, adopted and effective March 22, 2001: 1991 Stock Option and Award Plan; 1982 Stock Option and Award Plan; Supplementary Executive Retirement Plan; 1998 Combined Annual and Long-Term Incentive Plan for Executive Officers; Executive Deferred Compensation Plan; 1996 Non-Employee Directors Deferred Stock and Cash Compensation Plan; and 1995 Non-Employee Directors Stock Option Plan. Incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455.

Exhibit
Number

10.11	Dole’s 2001 Stock Option and Award Plan, incorporated by reference to Appendix A to the Dole’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 25, 2001, File No. 1-4455.
10.12	Consulting Agreement, dated as of December 28, 2002, between Dole and David A. DeLorenzo, incorporated by reference to Exhibit 10.12 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2003, File No. 1-4455.
10.13	Schedule of executive officers receiving Form 1 Change of Control Agreement or Form 2 Change of Control Agreement, incorporated by reference to Exhibit 10.13 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2003, File No. 1-4455.
10.14	Form 1 Change of Control Agreement, incorporated by reference to Exhibit 10.14 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2003, File No. 1-4455.
10.15	Form 2 Change of Control Agreement, incorporated by reference to Exhibit 10.15 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2003, File No. 1-4455.
10.16	Agreement and Plan of Merger, dated as of December 18, 2002, by and among Dole, DHM Holding Company, Inc., DHM Acquisition Company, Inc. and David H. Murdock, incorporated by reference to Appendix A to Dole’s Definitive Proxy Statement on Schedule 14A filed with the Commission on February 14, 2003, File No. 1-4455.
16	Letter from Arthur Andersen LLP, incorporated by reference to Exhibit 16 to Dole’s Current Report on Form 8-K, filed May 17, 2002, File No. 1-4455.
21†	Subsidiaries of Dole Food Company, Inc.
23†	Consent of Deloitte & Touche LLP.
99	Letter with Respect to Work Performed by Arthur Andersen LLP, incorporated by reference to Exhibit 99 to Amendment No. 1 to Dole’s Annual Report on Form 10-K/A for the fiscal year ended December 29, 2001, filed on February 7, 2003, File No. 1-4455.

†	Filed herewith

(b)	Reports on Form 8-K:

      Dole filed the following Current Reports on Form 8-K on the specified dates during Dole’s fourth fiscal quarter:

November 12, 2002, reporting litigation status.

November 19, 2002, reporting certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

December 20, 2002, reporting the execution and delivery of the Agreement and Plan of Merger, dated as of December 18, 2002, by and among Dole, DHM Holding Company, Inc., DHM Acquisition Company, Inc. and David H. Murdock.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLE FOOD COMPANY, INC.
Registrant

By:	/s/ DAVID H. MURDOCK

David H. Murdock
Chairman of the Board and
Chief Executive Officer

March 24, 2003

POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lawrence A. Kern, C. Michael Carter and Richard J. Dahl, or any of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID H. MURDOCK David H. Murdock	Chairman of the Board and Chief Executive Officer and Director	March 24, 2003

/s/ LAWRENCE A. KERN Lawrence A. Kern	President and Chief Operating Officer and Director	March 24, 2003

/s/ RICHARD J. DAHL Richard J. Dahl	Vice President and Chief Financial Officer	March 24, 2003

/s/ YOON HUGH Yoon Hugh	Controller and Chief Accounting Officer (Principal Accounting Officer)	March 24, 2003

/s/ MIKE CURB Mike Curb	Director	March 24, 2003

/s/ DAVID A. DELORENZO David A. DeLorenzo	Director	March 24, 2003

/s/ E. ROLLAND DICKSON E. Rolland Dickson	Director	March 24, 2003

/s/ RICHARD M. FERRY Richard M. Ferry	Director	March 24, 2003

/s/ LAWRENCE M. JOHNSON Lawrence M. Johnson	Director	March 24, 2003

/s/ ZOLTAN MERSZEI Zoltan Merszei	Director	March 24, 2003

CERTIFICATIONS

I, David H. Murdock, certify that:

      1.     I have reviewed this annual report on Form 10-K of Dole Food Company, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”), and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By	/s/ DAVID H. MURDOCK

David H. Murdock
Chairman of the Board and
Chief Executive Officer

Date: March 24, 2003

CERTIFICATIONS

I, Richard J. Dahl, certify that:

      1.     I have reviewed this annual report on Form 10-K of Dole Food Company, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”), and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By	/s/ RICHARD J. DAHL

Richard J. Dahl
Vice President and
Chief Financial Officer

Date: March 24, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Dole Food Company, Inc.

      We have audited the consolidated financial statements of Dole Food Company, Inc. and subsidiaries (the “Company”) as of December 28, 2002 and for the year then ended, and have issued our report thereon dated February 20, 2003, except for Note 18, as to which the date is March 17, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to a change in the method of accounting for goodwill and an explanatory paragraph relating to the application of procedures relating to certain disclosures and reclassifications of financial statement amounts related to the 2001 and 2000 consolidated financial statements that were audited by other auditors who have ceased operations and for which we have expressed no opinion or other form of assurance other than with respect to such disclosures and reclassifications); such financial statements and report are included elsewhere in this 2002 Annual Report on Form 10-K. The consolidated financial statements of the Company as of December 29, 2001 and for the years ended December 29, 2001 and December 30, 2000, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 30, 2002. Our audit also included the financial statement schedule of the Company for the year ended December 28, 2002, listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such 2002 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. The financial statement schedules for the years ended December 29, 2001 and December 30, 2000 were audited by other auditors who have ceased operations. Those auditors expressed an opinion, in their report dated January 30, 2002, that such 2001 and 2000 financial statement schedules, when considered in relation to the 2001 and 2000 basic financial statements taken as a whole, presented fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Los Angeles, California

February 20, 2003

THIS REPORT SET FORTH BELOW IS A COPY OF A PREVIOUSLY ISSUED AUDIT REPORT BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH ITS INCLUSION IN THIS FORM 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Dole Food Company, Inc.:

      We have audited in accordance with generally accepted auditing standards in the United States, the consolidated financial statements of Dole Food Company, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated January 30, 2002. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the preceding index is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Los Angeles, California

January 30, 2002

DOLE FOOD COMPANY, INC.

VALUATION AND QUALIFYING ACCOUNTS

		Additions

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
	of Year	Expenses	Accounts(B)	Deductions(A)	End of Year

	(In thousands)
Year Ended December 28, 2002
Allowance for doubtful accounts
Trade receivables	$54,128	$15,083	$579	$(15,210)	$54,580
Notes and other current receivables	35,203	4,410	(5,135)	(18,120)	16,358
Long-term notes and other receivables	60,294	2,927	8,470	(6,774)	64,917
Year Ended December 29, 2001
Allowance for doubtful accounts
Trade receivables	50,499	13,454	177	(10,002)	54,128
Notes and other current receivables	59,149	3,300	550	(27,796)	35,203
Long-term notes and other receivables	58,458	7,962	273	(6,399)	60,294
Year Ended December 30, 2000
Allowance for doubtful accounts
Trade receivables	48,625	9,522	(49)	(7,599)	50,499
Notes and other current receivables	48,442	7,579	5,913	(2,785)	59,149
Long-term notes and other receivables	49,763	14,990	(1,136)	(5,159)	58,458

Note:

(A)	Write-off of uncollectible amounts and adjustments for business dispositions and reconfigurations

(B)	Purchase accounting and transfers among allowance accounts

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to Dole’s Quarterly Report on Form 10-Q for the quarter ended October 6, 2001, File No. 1-4455.
3.2	By-Laws. Incorporated by reference to Exhibit 3.2 to Dole’s Quarterly Report on Form 10-Q for the quarter ended October 6, 2001, File No. 1-4455.
4.1	Credit Agreement dated as of July 29, 1996 among Dole; The Chase Manhattan Bank, as Administrative Agent and Lender; Bank of America National Trust & Savings Association, as Syndication Agent and Lender; Citibank, N.A., as Documentation Agent and Lender; and the financial institutions which are Lenders thereunder, relating to Dole’s $400 million revolving credit facility. Incorporated by reference to Exhibit 4.1 to Dole’s Quarterly Report on Form 10-QA for the quarter ended October 5, 1996, File No. 1-4455.
4.2	Officers’ Certificate dated May 13, 1993 relating to $300 million of Dole’s 7% notes due 2003. Incorporated by reference to Exhibit 4.2 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999, File No. 1-4455.
4.3	Officers’ Certificate dated August 3, 1993 relating to $175 million of Dole’s 7.875% debentures due 2013. Incorporated by reference to Exhibit 4.3 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999, File No. 1-4455.
4.4	Officers’ Certificate dated October 6, 1998 relating to $300 million of Dole’s 6 3/8% notes due 2005. Incorporated by reference to Exhibit 4.1 to Dole’s Current Report on Form 8-K, event date October 1, 1998, File No. 1-4455.
4.5	Indenture dated as of April 15, 1993 between Dole and Chase Manhattan Bank and Trust Company (formerly Chemical Trust Company of California). Incorporated by reference to Exhibit 4.1 to Dole’s Current Report on Form 8-K, event date May 6, 1993, File No. 1-4455.
4.6	Indenture dated as of July 15, 1993 between Dole and Chase Manhattan Bank and Trust Company (formerly Chemical Trust Company of California). Incorporated by reference to Exhibit 4 to Dole’s Current Report on Form 8-K, event date July 19, 1993, File No. 1-4455.
4.7	Dole Food Company, Inc. Master Retirement Savings Trust Agreement dated as of February 1, 1999 between Dole and The Northern Trust Company. Incorporated by reference to Exhibit 4.7 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999, File No. 1-4455.
4.8	$250 Million Credit Agreement dated as of July 11, 2000 among Dole Food Company, Inc., Dole Fresh Fruit International, Limited and Solvest, Ltd., as Borrowers, the Lenders listed therein, as Lenders, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, Bank of America, N.A., as Administrative Agent, Commerzbank AG, as Syndication Agent, The Bank Of Nova Scotia, as Documentation Agent, and Cobank, ACB and Cooperatieve Centrale Raiffeisen — Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as Co-Agents. Incorporated by reference to Exhibit 4 to Dole’s Quarterly Report on Form 10-Q for the quarter ended June 17, 2000, File No. 1-4455. The Credit Agreement was amended and restated as of August 24, 2001; the Amended and Restated Credit Agreement is incorporated by reference to Exhibit 4.9 to Dole’s Quarterly Report on Form 10-Q for the quarter ended October 6, 2001, File No. 1-4455.
4.9	First Supplemental Indenture between Dole and J.P. Morgan Trust Company, National Association, incorporated by reference to Exhibit 4.9 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2003, File No. 1-4455.
10.1	Dole’s 1991 Stock Option and Award Plan, as amended through July 31, 1997. Incorporated by reference to Exhibit 10.2 to Dole’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 4, 1997, File No. 1-4455. This Plan was amended on March 22, 2001; the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No 1-4455.

Exhibit
No.	Description

10.2	Dole’s 1982 Stock Option and Award Plan, as amended through July 31, 1997. Incorporated by reference to Exhibit 10.1 to Dole’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 4, 1997, File No. 1-4455. This Plan was amended on March 22, 2001; the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No 1-4455.
10.3	Dole’s Supplementary Executive Retirement Plan (effective January 1, 1989), First Restatement. Incorporated by reference to Exhibit 10(c) to Dole’s Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-4455. This Plan was amended on March 22, 2001; the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No 1-4455.
10.4	Dole’s 1998 Combined Annual and Long-Term Incentive Plan for Executive Officers. Incorporated by reference to Exhibit 10 to Dole’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 20, 1998, File No. 1-4455. This Plan was amended on March 22, 2001; the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No 1-4455.
10.5	Dole’s Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.9 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-4455. This Plan was amended on March 22, 2001; the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No 1-4455.
10.6	Dole’s 1996 Non-Employee Directors Deferred Stock and Cash Compensation Plan, as amended effective October 9, 1998. Incorporated by reference to Exhibit 10.1 to Dole’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 10, 1998, File No. 1-4455. This Plan was amended on March 22, 2001; the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No 1-4455.
10.7	Dole’s Stock Ownership Enhancement Program, as effective July 31, 1997. Incorporated by reference to Exhibit 10.4 to Dole’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 4, 1997, File No. 1-4455.
10.8	Dole’s 1995 Non-Employee Directors Stock Option Plan. Incorporated by reference to Exhibit 4.1 to Dole’s Registration Statement on Form S-8 filed on June 28, 1995, Registration No. 33-60641. This Plan was amended on March 22, 2001; the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No 1-4455.
10.9	Consulting Agreement dated as of December 16, 1999 between Dole Food Company, Inc. and Lawrence A. Kern. Incorporated by reference to Exhibit 10.9 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000, File No. 1-4455.
10.10	Amendments to Dole Plans, adopted and effective March 22, 2001: 1991 Stock Option and Award Plan; 1982 Stock Option and Award Plan; Supplementary Executive Retirement Plan; 1998 Combined Annual and Long-Term Incentive Plan for Executive Officers; Executive Deferred Compensation Plan; 1996 Non-Employee Directors Deferred Stock and Cash Compensation Plan; and 1995 Non-Employee Directors Stock Option Plan. Incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455.
10.11	Dole’s 2001 Stock Option and Award Plan, incorporated by reference to Appendix A to the Dole’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 25, 2001, File No. 1-4455.
10.12	Consulting Agreement, dated as of December 28, 2002, between Dole and David A. DeLorenzo, incorporated by reference to Exhibit 10.12 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2003, File No. 1-4455.
10.13	Schedule of executive officers receiving Form 1 Change of Control Agreement or Form 2 Change of Control Agreement, incorporated by reference to Exhibit 10.13 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2003, File No. 1-4455.

Exhibit
No.	Description

10.14	Form 1 Change of Control Agreement, incorporated by reference to Exhibit 10.14 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2003, File No. 1-4455.
10.15	Form 2 Change of Control Agreement, incorporated by reference to Exhibit 10.15 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2003, File No. 1-4455.
10.16	Agreement and Plan of Merger, dated as of December 18, 2002, by and among Dole, DHM Holding Company, Inc., DHM Acquisition Company, Inc. and David H. Murdock, incorporated by reference to Appendix A to Dole’s Definitive Proxy Statement on Schedule 14A filed with the Commission on February 14, 2003, File No. 1-4455.
16	Letter from Arthur Andersen LLP, incorporated by reference to Exhibit 16 to Dole’s Current Report on Form 8-K, filed May 17, 2002, File No. 1-4455.
21†	Subsidiaries of Dole Food Company, Inc.
23†	Consent of Deloitte & Touche LLP.
99	Letter with Respect to Work Performed by Arthur Andersen LLP, incorporated by reference to Exhibit 99 to Amendment No. 1 to Dole’s Annual Report on Form 10-K/A for the fiscal year ended December 29, 2001, filed on February 7, 2003, File No. 1-4455.

†	Filed herewith