Form 10-Q
period 2003-03-22
DOLE FOOD COMPANY INC
filed 2003-05-06
CIK 18169

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 22, 2003

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 1-4455

DOLE FOOD COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	99-0035300 (I.R.S. Employer Identification No.)

One Dole Drive
Westlake Village, California 91362
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (818) 879-6600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☑     No   ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes    ☑     No   ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $0.001 Par Value	Shares Outstanding at May 5, 2003 1,000

PART I.FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS-SECTION 302 CHIEF EXECUTIVE OFFICER
CERTIFICATIONS-SECTION 302 CHIEF FINANCIAL OFFICER
CERTIFICATION-SECTION 906 CHIEF EXECUTIVE OFFICER
CERTIFICATION-SECTION 906 CHIEF FINANCIAL OFFICER
EXHIBIT INDEX
EXHIBIT 3.1
EXHIBIT 3.2
EXHIBIT 4.1
EXHIBIT 4.10
EXHIBIT 4.11

DOLE FOOD COMPANY, INC.

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(in thousands, except per share amounts)

	Quarter Ended

	March 22,	March 23,
	2003	2002

Revenues, net	$1,073,170	$1,059,415
Cost of products sold	895,039	880,992

Gross margin	178,131	178,423
Selling, marketing and general and administrative expenses	89,341	84,501

Operating income	88,790	93,922
Interest income	2,700	2,148
Other income (expense) —net	2,045	1,225

Earnings before interest expense and income taxes	93,535	97,295
Interest expense	19,647	14,531

Income before income taxes and cumulative effect of a change in accounting principle	73,888	82,764
Income taxes	13,100	26,485

Income before cumulative effect of a change in accounting principle	60,788	56,279
Cumulative effect of a change in accounting principle	—	(119,917)

Net income (loss)	$60,788	$(63,638)

Earnings (loss) per common share—basic
Income before cumulative effect of a change in accounting principle	$1.08	$1.01
Cumulative effect of a change in accounting principle	—	(2.14)

Net income (loss)	$1.08	$(1.13)

Earnings (loss) per common share—diluted
Income before cumulative effect of a change in accounting principle	$1.07	$0.99
Cumulative effect of a change in accounting principle	—	(2.11)

Net income (loss)	$1.07	$(1.12)

Weighted-average number of common shares outstanding—basic	56,294	55,945
Weighted-average number of common shares outstanding—diluted	56,898	56,832

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share data)

	March 22,	December 28,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$641,000	$646,967
Receivables, net of allowances of $70,678 and $70,938	586,307	505,427
Inventories	422,335	410,912
Prepaid expenses	47,152	42,467
Deferred income tax assets	32,952	36,842

Total current assets	1,729,746	1,642,615
Investments	82,102	80,939
Property, plant and equipment, net of accumulated depreciation of $884,173 and $917,983	1,003,809	1,026,565
Goodwill, net of accumulated amortization of $33,315 and $33,300	132,089	132,080
Other assets, net	136,436	154,653

Total assets	$3,084,182	$3,036,852

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$702,236	$710,944
Current portion of long-term debt	249,091	230,813
Notes payable	12,733	11,601

Total current liabilities	964,060	953,358
Long-term debt	863,653	882,480
Other long-term liabilities	421,175	426,613
Minority interests	30,563	29,290
Commitments and contingencies (See Note 10)
Shareholders’ equity:
Preferred stock, no par value
30 million shares authorized, no shares issued and outstanding	—	—
Common stock, no par value	316,973	316,853
80 million shares authorized, 56.3 million shares issued and outstanding at March 22, 2003; 56.2 million shares issued and outstanding at December 28, 2002
Additional paid-in capital	69,474	66,319
Retained earnings	501,682	449,334
Accumulated other comprehensive loss	(83,398)	(87,395)

Total shareholders’ equity	804,731	745,111

Total liabilities and shareholders’ equity	$3,084,182	$3,036,852

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Quarter Ended

	March 22,	March 23,
	2003	2002

Operating activities
Net income (loss)	$60,788	$(63,638)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of a change in accounting principle	—	119,917
Depreciation and amortization	25,295	21,910
Net loss (gain) on asset disposals and abandonments	1,884	(867)
Equity earnings, net of distributions	(2,273)	(2,681)
Provision for deferred income taxes	2,201	12,703
Minority interests	1,073	1,426
Other	894	229
Changes in operating assets and liabilities net of effects from non-cash transactions:
Receivables	(79,192)	(113,692)
Inventories	(11,367)	(20,447)
Prepaid expenses and other assets	(47)	4,406
Accounts payable and accrued liabilities	5,253	(11,154)
Other long-term liabilities	(3,104)	1,725

Cash flow provided by (used in) operating activities	1,405	(50,163)

Investing activities
Proceeds from sales of assets	1,743	8,420
Purchases of investments	—	(511)
Capital additions	(3,827)	(16,637)

Cash flow used in investing activities	(2,084)	(8,728)

Financing activities
Short-term debt borrowings	8,777	5,861
Short-term debt repayments	(10,659)	(9,511)
Long-term debt borrowings	4,193	—
Long-term debt repayments	(2,952)	(7,089)
Dividends paid to common shareholders	(8,440)	(8,389)
Proceeds from issuance of common stock	2,768	1,210

Cash flow used in financing activities	(6,313)	(17,918)

Effect of foreign exchange rate changes on cash and cash equivalents	1,025	331

Decrease in cash and cash equivalents	(5,967)	(76,478)
Cash and cash equivalents at beginning of period	646,967	361,326

Cash and cash equivalents at end of period	$641,000	$284,848

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (the “Company”) include all adjustments necessary, which are of a normal recurring nature, to present fairly the Company’s financial position as of March 22, 2003, its results of operations for the quarters ended March 22, 2003 and March 23, 2002 and its cash flows for the quarters then ended. The Company operates under a 52/53-week year and the quarters ended March 22, 2003 and March 23, 2002 are twelve weeks in duration. For a summary of significant accounting policies used in the preparation of these financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K (“10-K”) for the year ended December 28, 2002 and the new accounting policies adopted by the Company in the first fiscal quarter of 2003 (see Note 2 below).

Interim results are subject to seasonal variations and are not necessarily indicative of the results of operations for a full year. The Company’s operations are sensitive to a number of factors including weather-related phenomena and their effects on industry volumes, prices, product quality and costs. Operations are also sensitive to fluctuations in currency exchange rates in both sourcing and selling locations as well as economic crises and security risks in developing countries. For additional information on market risks and related matters affecting the Company’s financial position and results of operations, refer to Items 1, 7 and 7A of the Company’s 10-K for the year ended December 28, 2002.

Certain prior year amounts have been reclassified to conform with the 2003 presentation.

2.    ADOPTION OF NEW ACCOUNTING POLICIES

In the first quarter of 2003 the Company adopted new accounting policies in accordance with the provisions of the following recently issued accounting pronouncements. With the exception of the adoption of a new accounting policy for special-purpose entities, which is effective from February 1, 2003, these new accounting policies are effective December 29, 2002, the first day of the Company’s 2003 fiscal year:

Asset Retirement Obligations: In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143 (“FAS 143”), “Accounting for Asset Retirement Obligations.” This standard provides accounting guidelines for the cost of legal obligations associated with the retirement of long-lived assets. FAS 143 requires that companies recognize the fair-value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. The resulting net cost is then depreciated over the remaining life of the underlying long-lived asset. The adoption of FAS 143 did not have a material impact on the Company’s financial condition or results of operations.

Restructuring Costs: In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“FAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that the fair-value of an initial liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when the entity commits to an exit plan, thereby eliminating the definition and requirements for recognition of exit costs. The adoption of FAS 146 did not have a material impact on the Company’s financial condition or results of operations.

Guarantees: In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain types of guarantees. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair-value of the obligation undertaken in issuing the guarantee. FIN 45 specifically identifies obligations that are excluded from the provisions related to recognizing a liability at inception; however, these guarantees are subject to the disclosure requirements of FIN 45. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after the beginning of the fiscal year in which FIN 45 is adopted. The adoption of FIN 45 did not have a material impact on the Company’s financial condition or results of operations.

Stock-Based Compensation: In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“FAS 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123.” FAS 148 amends Statement of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. Beginning on December 29, 2002 the Company elected to adopt the fair-value method of accounting for stock-based employee compensation. Prior to December 29, 2002, the Company applied the intrinsic value method of accounting for stock options issued to

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

employees. The Company has elected to apply the prospective method of adoption outlined in FAS 148. The prospective method applies the recognition provisions of FAS 123 to all employee awards granted, modified or settled after the beginning of the fiscal years in which the recognition provisions are first applied. The adoption of the fair-value method of accounting for stock options issued to employees, on a prospective basis, did not have a material impact on the Company’s financial condition or results of operations for the quarter ended March 22, 2003.

Special-Purpose Entities: In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This standard clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities (more commonly know as Special-Purpose Entities or SPEs). FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also significantly enhances the disclosure requirements related to variable interest entities. This statement is effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, for all interests in variable entities acquired before February 1, 2003 and will therefore be applicable to these entities in the Company’s third quarter of 2003. The Company had no new interests in variable interest entities in the first quarter of 2003. The Company is in the process of evaluating the impact of this statement on its financial condition and results of operations as a result of interests the Company has in variable interest entities acquired prior to February 1, 2003.

3.    SEGMENT INFORMATION

The Company has four primary reportable operating segments: fresh fruit, fresh vegetables, packaged foods and fresh-cut flowers. These reportable segments are managed separately due to differences in their products, production processes, distribution channels and customer bases.

Management evaluates and monitors segment performance primarily through earnings before interest expense and income taxes (“EBIT”). EBIT, which is disclosed as a line in the Condensed Consolidated Statements of Operations, is calculated by adding interest income and other income (expense) – net to operating income. Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to the Company as a whole. EBIT is not defined under accounting principles generally accepted in the United States (“GAAP”) and should not be considered in isolation or as a substitute for net income or cash flow measures prepared in accordance with GAAP or as a measure of the Company’s profitability or liquidity. Additionally, the Company’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate EBIT in the same fashion.

Revenues from external customers and EBIT for the reportable operating segments and corporate and other were as follows (in thousands):

	Quarter Ended

	March 22,	March 23,
	2003	2002

Revenues from external customers
Fresh fruit	$725,115	$650,743
Fresh vegetables	176,865	223,977
Packaged foods	116,712	127,889
Fresh-cut flowers	48,506	52,802
Other operating segments	5,972	4,004

	$1,073,170	$1,059,415

EBIT
Fresh fruit	$70,174	$46,807
Fresh vegetables	16,703	43,723
Packaged foods	11,693	13,411
Fresh-cut flowers	6,394	3,104
Other operating segments	65	7

Total operating segments	105,029	107,052
Corporate and other	(11,494)	(9,757)

	$93,535	$97,295

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Total assets for the reportable operating segments and corporate and other were as follows (in thousands):

	March 22,	December 28,
	2003	2002

Fresh fruit	$1,593,171	$1,509,424
Fresh vegetables	271,250	274,867
Packaged foods	364,835	347,395
Fresh-cut flowers	163,274	155,863
Other operating segments	9,265	10,575

Total operating segments	2,401,795	2,298,124
Corporate and other	682,387	738,728

	$3,084,182	$3,036,852

4.    INVENTORIES

The major classes of inventory were as follows (in thousands):

	March 22,	December 28,
	2003	2002

Finished products	$206,585	$180,580
Raw materials and work in progress	115,985	111,725
Crop growing costs	44,823	59,672
Operating supplies and other	54,942	58,935

	$422,335	$410,912

5.    EARNINGS PER COMMON SHARE

The basic weighted-average number of common shares outstanding was 56.3 million and 55.9 million for the quarters ended March 22, 2003 and March 23, 2002, respectively. The difference between basic and diluted earnings per common share for the Company is solely attributable to stock options. For the quarters ended March 22, 2003 and March 23, 2002, stock options for approximately 0.9 million and 1.1 million shares, respectively, were excluded from the diluted earnings (loss) per share calculation, as these options were anti-dilutive. For the quarters ended March 22, 2003 and March 23, 2002 the diluted weighted-average number of common and common share equivalent outstanding was 56.9 million and 56.8 million, respectively.

6.    DIVIDENDS

During the first quarter of 2003, the Company declared and paid dividends of approximately $8 million on its common shares representing its regular quarterly dividends of 15 cents per share. During the first quarter of 2002, the Company declared dividends of $17 million on its common shares, representing its quarterly dividends of 15 cents per share for the first and second quarters of 2002, of which $8 million was paid.

7.    STOCK-BASED COMPENSATION

During the first quarter of fiscal 2003, the Company adopted the fair-value recognition provisions of FAS 123, as amended by FAS 148, for stock-based employee compensation, effective as of the beginning of the 2003 fiscal year. Under the prospective method of adoption selected by the Company, the recognition provisions of FAS 123 apply to all new employee awards granted after December 28, 2002; prior awards will continue to be accounted for under the intrinsic value method. No stock compensation expense is included in the results of operations for the quarters ended March 22, 2003 and March 23, 2002.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table illustrates the pro forma effect on net income (loss) and earnings (loss) per share as if the fair-value method had been applied to all outstanding and unvested awards in each period.

	Quarter Ended

	March 22,	March 23,
(in thousands, except per share amounts)	2003	2002

Net income (loss)
As reported	$60,788	$(63,638)
Pro forma	$60,408	$(64,204)
Earnings (loss) per common share – basic
As reported	$1.08	$(1.13)
Pro forma	$1.07	$(1.15)
Earnings (loss) per common share – diluted
As reported	$1.07	$(1.12)
Pro forma	$1.06	$(1.13)

8.    COMPREHENSIVE INCOME

Components of comprehensive income (loss) for the quarters ended March 22, 2003 and March 23, 2002 were as follows (in thousands):

	Quarter Ended

	March 22,	March 23,
	2003	2002

Net income (loss)	$60,788	$(63,638)
Unrealized foreign currency translation (loss) gain, net	(195)	81
Unrealized net gains on cash flow hedging instruments	4,192	680

Comprehensive income (loss)	$64,785	$(62,877)

9.    GOODWILL

During the second quarter of 2002, the Company completed the two-step process of the transitional goodwill impairment test prescribed in Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets,” with respect to existing goodwill. The transitional goodwill impairment test resulted in the Company recognizing a non-cash transitional goodwill impairment charge of $120 million in the second fiscal quarter of 2002. Details of this impairment charge can be found in Note 9 to the Consolidated Financial Statements in Item 8 of the Company’s 10-K for the year ended December 28, 2002. As required by FAS 142, net income for the first quarter of 2002 has been restated to reflect this charge in the first interim period of the year of initial adoption. The $120 million charge has been reflected as a cumulative effect of a change in accounting principle in the Company’s Condensed Consolidated Statement of Operations.

10.  COMMITMENTS AND CONTINGENCIES

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

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

demonstrating that field application of DBCP led to sterility among farm workers, although that claim is made in the pending lawsuits. Nor is there any reliable scientific evidence that DBCP causes any other injuries in humans, although plaintiffs in the various actions assert claims based on cancer, birth defects and other general illnesses.

Currently there are 790 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP. Eight of these lawsuits are currently pending in various jurisdictions in the United States, with the remainder pending in Latin America and the Philippines. Claimed damages total approximately $19.6 billion, with the lawsuits in Nicaragua representing 79% of this amount. In almost all of these cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. To date, none of these lawsuits has resulted in a verdict or judgment against the Company. However, as described below, a judgment has been rendered in a DBCP case in Nicaragua.

In Nicaragua, the Company has been served in 31 of 311 pending cases, with the majority of the lawsuits brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s acting Attorney General formally opined are unconstitutional. Nine of the 31 cases served were consolidated into one case before a civil trial court in Managua, with the plaintiffs naming an entity denominated as “Dole Food Corporation Inc.” as a defendant. The Company is aware of no legal entity bearing that name, and the Company is certain that no such legal entity is related to the Company. As a result, the Company responded in these nine consolidated cases on behalf of Dole Fresh Fruit Company, a subsidiary of the Company, which has been named as a defendant in other pending DBCP matters, including matters brought by Nicaraguan citizens. The Company paid a $100,000 non-refundable deposit to the Nicaraguan court, as required under Law 364, to participate in the litigation. On October 25, 2002, the civil trial court in Managua issued a ruling that Dole Fresh Fruit Company was not a party to the nine consolidated cases. Thereafter, counsel for Dole Fresh Fruit Company notified the court that no legal entity known as “Dole Food Corporation Inc.” exists and offered to appear on behalf of Dole Food Company, Inc. and to ratify all prior pleadings of Dole Fresh Fruit Company. On November 25, 2002, the civil trial court issued a ruling that Dole Food Company, Inc. is not a defendant in the nine consolidated cases.

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

11.  INCOME TAXES

The income tax provision of approximately $13 million for the quarter ended March 22, 2003 reflects the Company’s effective income tax rate for the quarter of 18%. The income tax provision of approximately $26 million for the first quarter of 2002 reflects the Company’s then expected effective tax rate for the full fiscal year of 32%. For both the quarters ended March 22, 2003 and March 23, 2002, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to earnings from operations being taxed in foreign jurisdictions at a net effective rate lower than the U.S. rate. No U.S. taxes have been provided on these earnings because such earnings are intended to be indefinitely invested outside the U.S.

As a result of the consummation of the transaction described in Note 12, the income tax provision for the quarter ended March 22, 2003 was based on earnings for the period from December 29, 2002 through March 28, 2003, to reflect the final separate financial reporting period for the Company in its predecessor form. After the consummation of the going-private transaction, the results of operations will be attributable to a new successor company. The income tax provision for the quarter ended March 23, 2002 was determined based on the Company’s best estimate of the effective tax rate expected to be applicable for the full fiscal year on an ongoing basis.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.  GOING-PRIVATE MERGER TRANSACTION

On December 18, 2002, the Company signed a definitive merger agreement with David H. Murdock, the Company’s Chairman and Chief Executive Officer, pursuant to which Mr. Murdock would acquire the approximately 76% of the Company’s common stock that he and his affiliates did not already own for $33.50 per share in cash. On March 26, 2003, subsequent to the end of the first quarter of 2003, the merger was approved at a special meeting of the Company’s stockholders. The transaction was successfully completed on March 28, 2003 and the Company became wholly owned by Mr. Murdock through DHM Holding Company, Inc., a Delaware corporation (“HoldCo”). As a result of the transaction, the Company’s outstanding shares of common stock were retired and all outstanding stock options have been settled in cash.

The purchase price of all of the outstanding common stock of the Company not already owned by Mr. Murdock and his affiliates, plus transaction costs, is estimated at approximately $1.54 billion. The funds necessary to purchase these shares of the Company consisted of a $125 million capital contribution by HoldCo, funds borrowed under $1.125 billion of new senior secured credit facilities (consisting of $825 million of term loan facilities and $300 million of revolving credit facilities) and the issuance of $475 million principal amount of 8.875% Senior Notes due 2011. The new Senior Notes were offered within the United States only to qualified institutional investors pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”) and to persons outside the United States in compliance with Regulation S under the Securities Act. The Credit Agreement with respect to the new senior secured credit facilities and the Indenture with respect to the new Senior Notes contain significant restrictions and covenants affecting, among other things, the operations and finances of the Company and its subsidiaries. The Credit Agreement and the Indenture are attached to this Form 10-Q as Exhibits 4.1 and 4.10, respectively.

In addition, on March 28, 2003, the Company defeased its 7% Senior Notes due 2003 and redeemed its 6.375% Senior Notes due 2005 that had outstanding balances of approximately $210 million and $300 million, respectively, at March 22, 2003. The Company’s 7.25% Senior Notes due 2009 and 7.875% Debentures due 2013 remain outstanding; however, the terms of both the Senior Notes due 2009 and Debentures due 2013 were modified to provide for substantially the same interest rates, covenants and guarantees from certain of the Company’s subsidiaries as are provided for by the new Senior Notes. The modifications provide for interest at 8.625% on the Senior Notes due 2009 and 8.75% on the Debentures due 2013.

Subsequent to the end of the quarter, and in connection with the transaction, the Company sold its interest in an aircraft under an operating sale-leaseback agreement for approximately $29 million, which approximated its book value. The Company also purchased shipping containers for approximately $77 million that were previously leased under separate capital and operating lease agreements and modified the provisions of its corporate headquarters operating lease to provide for substantially the same interest rate as the new senior secured credit facilities.

The acquisition will be accounted for as a purchase by HoldCo with the related purchase accounting pushed down to the Company. The allocation of the purchase price to the assets and liabilities of the Company has not been completed; however, after completion, the Company’s consolidated financial statements may be significantly different from those presented historically.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLE FOOD COMPANY, INC.

Results of Operations

     The Company’s management evaluates and monitors segment performance primarily through earnings before interest expense and income taxes (“EBIT”). EBIT, which is disclosed as a line item in the Condensed Consolidated Statements of Operations, is calculated by adding interest income and other income (expense) - net to operating income. Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to the Company as a whole. EBIT is not defined under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered in isolation or as a substitute for net income or cash flow measures prepared in accordance with GAAP or as a measure of the Company’s profitability or liquidity. Additionally, the Company’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate EBIT in the same fashion.

     Revenues from external customers and EBIT for the reportable operating segments and corporate and other were as follows (in thousands):

	Quarter Ended

	March 22,	March 23,
	2003	2002

Revenues from external customers
Fresh fruit	$725,115	$650,743
Fresh vegetables	176,865	223,977
Packaged foods	116,712	127,889
Fresh-cut flowers	48,506	52,802
Other operating segments	5,972	4,004

	$1,073,170	$1,059,415

EBIT
Fresh fruit	$70,174	$46,807
Fresh vegetables	16,703	43,723
Packaged foods	11,693	13,411
Fresh-cut flowers	6,394	3,104
Other operating segments	65	7

Total operating segments	105,029	107,052
Corporate and other	(11,494)	(9,757)

	$93,535	$97,295

Fresh Fruit

     Fresh fruit revenues in the first quarter of 2003 increased 11% to $725 million from $651 million in the first quarter of 2002. The increase in fresh fruit revenues in the first quarter was primarily due to favorable foreign currency exchange rates, higher volumes of bananas sold in Asia and higher volumes of DOLE PREMIUM SELECT® pineapples sold in North America and Europe. These increases were partially offset by lower pricing of pineapples in North America, lower local pricing of bananas in Europe and Asia and lower local pricing of pineapples in Europe. In the current quarter, stronger euro, Japanese yen and Swedish krona exchange rates versus the U.S. dollar, positively impacted revenues by approximately $63 million.

     Fresh fruit EBIT in the first quarter of 2003 increased to $70 million from $47 million in the first quarter of 2002. EBIT increased primarily due to the same factors that drove the increase in revenues. In addition, EBIT for first quarter benefited from the absence of a $4 million legal expense in the first quarter of 2002 related to DBCP litigation. Favorable exchange rates positively impacted EBIT for the quarter by approximately $14 million.

Fresh Vegetables

     Fresh vegetables revenues for the first quarter of 2003 decreased to $177 million from $224 million in the first quarter of 2002. The decrease in first quarter revenues was mainly attributable to significantly lower North American commodity vegetable prices, primarily due to an industry-wide lettuce shortage in 2002, and the disposition of all of the Company’s interest in Pascual Hermanos, S.A. (“Pascual Hermanos”) in the third quarter of 2002, partially offset by higher commodity vegetable and packaged salads volumes. Pascual Hermanos revenues were approximately $16 million in the first quarter of 2002.

     Fresh vegetables EBIT for the first quarter of 2003 decreased to $17 million from $44 million in the first quarter of 2002. The decrease in first quarter EBIT was primarily due to the same factors that drove the decrease in revenues, partially offset by lower commodity growing costs. Pascual Hermanos EBIT was approximately $6 million in the first quarter of 2002.

Packaged Foods

     Packaged foods revenues for the first quarter of 2003 decreased to $117 million from $128 million in the first quarter of 2002. The decrease in revenues for the quarter was due to lower volumes of processed pineapples in Asia and North America, lower local pricing of processed pineapples in Asia and the disposal of Saman S.A. (“Saman”) during the third quarter of 2002. The lower volumes of processed pineapples was mainly due to timing of the Easter holiday. In 2002, Easter occurred in the first quarter, whereas Easter occurred in the second quarter in 2003. The decrease was partially offset by higher volumes of the Company’s FRUIT BOWLS® and FRUIT-N-GEL BOWLS™ products and slightly higher pricing in North America. Saman revenues were approximately $8 million in the first quarter of 2002.

     EBIT in the packaged foods segment for the first quarter of 2003 decreased to $12 million from $13 million in the first quarter of 2002. EBIT for the quarter decreased primarily due to the same factors that drove the decrease in revenues with the exception of the disposal of Saman, which had a positive impact on EBIT due to an operating loss of approximately $1 million in the first quarter of 2002. EBIT was further impacted by higher advertising costs primarily to promote the Company’s FRUIT BOWLS and FRUIT-N-GEL BOWLS products. The decrease in EBIT was partially offset by lower product costs mainly due to decreased packaging costs in Asia.

Fresh-Cut Flowers

     Fresh-cut flowers revenues for the first quarter of 2003 decreased to $49 million from $53 million in the first quarter of 2002. The decrease in revenues for the quarter was due to lower pricing, primarily in the wholesale commodity sector, and lower volumes. The Company continues to right-size this business to match volumes with market demand.

     EBIT in the fresh-cut flowers segment for the first quarter of 2003 increased to $6 million from $3 million in the first quarter of 2002. EBIT for the quarter benefited from lower operating costs primarily as a result of the closure during 2002 of five production farms in Colombia and one in Mexico and favorable foreign currency exchange rates, primarily between the U.S. dollar and the Colombian Peso, resulting in lower U.S. dollar equivalent product costs.

Corporate and Other

     Corporate and other EBIT decreased in the first quarter of 2003 to a loss of $11 million from a loss of $10 million in the first quarter of 2002. The decrease in EBIT is primarily due to slightly higher consulting costs, long-term employee incentive costs and transportation expenses, partially offset by the absence of a write down of a note receivable, which occurred in the first quarter of 2002.

Interest Expense and Income Taxes

     Interest expense for the first quarter of 2003 was $20 million compared to $15 million in the first quarter of 2002. Interest expense increased in the quarter as a result of higher average debt levels resulting mainly from the issuance of $400 million 7.25% unsecured senior notes due 2009 during the second quarter of 2002.

     The income tax provision of approximately $13 million for the quarter ended March 22, 2003 reflects the Company’s effective income tax rate for the quarter of 18%. The income tax provision of approximately $26 million for the first quarter of 2002 reflects the Company’s then expected effective tax rate for the full fiscal year of 32%. For both the quarters ended March 22, 2003 and March 23, 2002, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to earnings from operations being taxed in foreign jurisdictions at a net effective rate lower than the U.S. rate. No U.S. taxes have been provided on these earnings because such earnings are intended to be indefinitely invested outside the U.S.

     As a result of the consummation of the transaction described in Note 12 to the Condensed Consolidated Financial Statements, the income tax provision for the quarter ended March 22, 2003 was based on earnings for the period from December 29, 2002 through March 28, 2003, to reflect the final separate financial reporting period for the Company in its predecessor form. After the consummation of the going-private transaction, the results of operations will be attributable to a new successor company. The income tax provision for the quarter ended March 23, 2002 was determined based on the Company’s best estimate of the effective tax rate expected to be applicable for the full fiscal year on an ongoing basis.

Other

     During the second quarter of 2002, the Company completed the two-step process of the transitional goodwill impairment test prescribed in Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets.” The transitional goodwill impairment test resulted in the Company recognizing a non-cash transitional goodwill impairment charge of $120 million related entirely to the fresh-cut flowers reporting unit. As required by FAS 142, the $120 million charge has been retroactively reflected in the first quarter of 2002 as a cumulative effect of a change in accounting principle in the Company’s Condensed Consolidated Statement of Operations.

     The Company distributes its products in more than 90 countries throughout the world. Some of the Company’s costs are incurred in currencies different from those received from the sale of products. Its international sales are mainly transacted in U.S. dollars, and euro, Swedish krona and Japanese yen currencies. Since the Company transacts business throughout the world, it is subject to risks associated with fluctuations in foreign currency exchange rates, primarily the euro, the Swedish krona and the Japanese yen. During the first quarter of 2003, these three currencies strengthened against the U.S. dollar, resulting in higher revenues for the quarter. The ultimate impact of future changes to these and other currency exchange rates in 2003 is not determinable at this time.

Going-Private Merger Transaction

     On December 18, 2002, the Company signed a definitive merger agreement with David H. Murdock, the Company’s Chairman and Chief Executive Officer, pursuant to which Mr. Murdock would acquire the approximately 76% of the Company’s common stock that he and his affiliates did not already own for $33.50 per share in cash. On March 26, 2003, subsequent to the end of the first quarter of 2003, the merger was approved at a special meeting of the Company’s stockholders. The transaction was successfully completed on March 28, 2003 and the Company became wholly owned by Mr. Murdock through DHM Holding Company, Inc., a Delaware corporation (“HoldCo”). As a result of the transaction, the Company’s outstanding shares of common stock were retired and all outstanding stock options have been settled in cash.

     The purchase price of all of the outstanding common stock of the Company not already owned by Mr. Murdock and his affiliates, plus transaction costs, is estimated at approximately $1.54 billion. The funds necessary to purchase these shares of the Company consisted of a $125 million capital contribution by HoldCo, funds borrowed under $1.125 billion of new senior secured credit facilities (consisting of $825 million of term loan facilities and $300 million of revolving credit facilities) and the issuance of $475 million principal amount of 8.875% Senior Notes due 2011. The new Senior Notes were offered within the United States only to qualified institutional investors pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”) and to persons outside the United States in compliance with Regulation S under the Securities Act. The Credit Agreement with respect to the new senior secured credit facilities and the Indenture with respect to the new Senior Notes contain significant restrictions and covenants affecting, among other things, the operations and finances of the Company and its subsidiaries. The Credit Agreement and the Indenture are attached to this Form 10-Q as Exhibits 4.1 and 4.10, respectively.

     In addition, on March 28, 2003, the Company defeased its 7% Senior Notes due 2003 and redeemed its 6.375% Senior Notes due 2005 that had outstanding balances of approximately $210 million and $300 million, respectively, at March 22, 2003. The Company’s 7.25% Senior Notes due 2009 and 7.875% Debentures due 2013 remain outstanding; however, the terms of both the Senior Notes due 2009 and Debentures due 2013 were modified to provide for substantially the same interest rates, covenants and guarantees from certain of the Company’s subsidiaries as are provided for by the new Senior Notes. The modifications provide for interest at 8.625% on the Senior Notes due 2009 and 8.75% on the Debentures due 2013.

     Subsequent to the end of the quarter, and in connection with the transaction, the Company sold its interest in an aircraft under an operating sale-leaseback agreement for approximately $29 million, which approximated its book value. The Company also purchased shipping containers for approximately $77 million that were previously leased under separate capital and operating lease agreements and modified the provisions of its corporate headquarters operating lease to provide for substantially the same interest rate as the new senior secured credit facilities.

     The acquisition will be accounted for as a purchase by HoldCo with the related purchase accounting pushed down to the Company. The allocation of the purchase price to the assets and liabilities of the Company has not been completed; however, after completion, the Company’s consolidated financial statements may be significantly different from those presented historically.

Adoption of New Accounting Policies

     In the first quarter of 2003 the Company adopted new accounting policies in accordance with the provisions of the following recently issued accounting pronouncements. With the exception of the adoption of a new accounting policy for special-purpose entities, which is effective from February 1, 2003, these new accounting policies are effective December 29, 2002, the first day of the Company’s 2003 fiscal year:

     Asset Retirement Obligations: In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143 (“FAS 143”), “Accounting for Asset Retirement Obligations.” This standard provides accounting guidelines for the cost of legal obligations associated with the retirement of long-lived assets. FAS 143 requires that companies recognize the fair-value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. The resulting net cost is then depreciated over the remaining life of the underlying long-lived asset. The adoption of FAS 143 did not have a material impact on the Company’s financial condition or results of operations.

     Restructuring Costs: In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“FAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that the fair-value of an initial liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when the entity commits to an exit plan, thereby eliminating the definition and requirements for recognition of exit costs. The adoption of FAS 146 did not have a material impact on the Company’s financial condition or results of operations.

     Guarantees: In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain types of guarantees. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair-value of the obligation undertaken in issuing the guarantee. FIN 45 specifically identifies obligations that are excluded from the provisions related to recognizing a liability at inception; however, these guarantees are subject to the disclosure requirements of FIN 45. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after the beginning of the fiscal year in which FIN 45 is adopted. The adoption of FIN 45 did not have a material impact on the Company’s financial condition or results of operations.

     Stock-Based Compensation: In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“FAS 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123.” FAS 148 amends Statement of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. Beginning on December 29, 2002 the Company elected to adopt the fair-value method of accounting for stock-based employee compensation. Prior to December 29, 2002, the Company applied the intrinsic value method of accounting for stock options issued to employees. The Company has elected to apply the prospective method of adoption outlined in FAS 148. The prospective method applies the recognition provisions of FAS 123 to all employee awards granted, modified or settled after the beginning of the fiscal years in which the recognition provisions are first applied. The adoption of the fair-value method of accounting for stock options issued to employees, on a prospective basis, did not have a material impact on the Company’s financial condition or results of operations for the quarter ended March 22, 2003.

     Special-Purpose Entities: In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This standard clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities (more commonly know as Special-Purpose Entities or SPEs). FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also significantly enhances the disclosure requirements related to variable interest entities. This statement is effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, for all interests in variable entities acquired before February 1, 2003 and will therefore be applicable to these entities in the Company’s third quarter of 2003. The Company had no new interests in variable interest entities in the first quarter of 2003. The Company is in the process of evaluating the impact of this statement on its financial condition and results of operations as a result of interests the Company has in variable interest entities acquired prior to February 1, 2003.

Liquidity and Capital Resources

     Cash flows provided by operating activities increased to $1 million in the first quarter of 2003 from cash used in operations of $50 million in the first quarter of 2002. The increase was primarily a result of a lower increase in net working capital (receivables, inventories and prepaid and other assets less accounts payable and accrued liabilities) in the first quarter of 2003, compared to the increase in net working capital in the first quarter of 2002. The lower increase in net working capital was partially due to a $12 million net tax refund received in the first quarter of 2003. In the first quarter of 2003, improved cash flows from operations were also impacted by higher earnings.

     Cash flows used in investing activities decreased to $2 million in the first quarter of 2003 from $9 million in the first quarter of 2002. The decrease is primarily a result of lower capital expenditures partially offset by lower proceeds from the sale of assets.

     The Company uses net debt (total debt less cash) as a supplementary measure of leverage. Net debt is not defined under GAAP and should not be considered in isolation as an indicator of leverage. Additionally, the Company’s calculation of net debt may not be comparable to other similarly titled measures computed by other companies. During the first quarter of 2003, net debt (derived by subtracting cash of $641 million from total debt of $1.125 billion) increased by approximately $7 million to $484 million. The increase during the first quarter of 2003 was primarily due to slightly lower cash balances, primarily due to the payment of dividends and capital additions in the first quarter, partially offset by proceeds from the exercise of stock options and slightly positive cash flows from operations. The Company’s net debt to net debt and equity percentage decreased to 38% at the end of the first quarter of 2003 from 39% at the end of 2002. The consummation of the going-private merger transaction on March 28, 2003 will result in significantly higher net debt for the Company beginning in the second quarter of 2003. Refer to the discussion of the transaction for further details.

     As of March 22, 2003, the Company had no outstanding balances under its uncommitted lines of credit and no outstanding borrowings under its $400 million, 5-year revolving credit facility. Provisions under these facilities require the Company to comply with certain financial covenants that include a maximum permitted ratio of consolidated debt to net worth and a minimum required fixed charge coverage ratio. As of March 22, 2003, the Company was in compliance with these covenants. In connection with the consummation of the going-private merger transaction on March 28, 2003, the $400 million facility was cancelled.

     In connection with the going-private merger transaction, which closed on March 28, 2003, the Company and certain of its subsidiaries entered into $1.125 billion of new senior secured credit facilities (consisting of $825 million of term loan facilities and $300 million of revolving credit facilities) and issued $475 million principal amount of 8.875% Senior Notes due 2011. The Credit Agreement and the Indenture are attached to this Form 10-Q as Exhibits 4.1 and 4.10, respectively.

     After the completion of the going-private merger transaction, the Company believes that its remaining cash balances, cash flow from operations and available borrowings under the revolving credit portion of the new senior secured credit facility will enable it to meet its working capital, capital expenditure, revolving and term debt maturity and other funding requirements.

     Factors impacting the Company’s cash flow from operations include such items as commodity prices, interest rates and foreign currency exchange rates, among other things, as set forth in the Company’s Form 10-K for the fiscal year ended December 28, 2002 and in subsequent SEC filings and as set forth in Item 3 below.

     Supplemental Financial Information

     The following financial information has been presented as management believes that it is useful information to some readers of the Company’s consolidated financial statements.

	March 22,	March 23,
(in thousands)	2003	2002

Balance Sheet Data:
Total working capital	$765,686	$553,561
Total assets	$3,084,182	$2,663,810
Total debt	$1,125,477	$832,650
Total shareholders’ equity	$804,731	$657,582

	Quarter Ended

	March 22,	March 23,
(in thousands)	2003	2002

Other Financial Data:
Income from operations, net of income taxes	$60,788	$56,279
Interest expense	19,647	14,531
Income taxes	13,100	26,485
Depreciation and amortization	25,295	21,910

EBITDA	$118,830	$119,205

EBITDA margin	11.1%	11.3%
Capital expenditures	$3,827	$16,637
Cash paid for interest	$8,239	$8,716

     “EBITDA” is defined as earnings before interest expense, income taxes, and depreciation and amortization. EBITDA margin is defined as the ratio of EBITDA, as defined, relative to net revenues. EBITDA and EBITDA margin fluctuated primarily due to the same factors that impacted the changes in EBIT discussed earlier.

     The Company presents EBITDA and EBITDA margin because management believes, similar to EBIT, EBITDA is a useful performance measure for the Company. In addition, EBITDA is presented because management believes it is frequently used by securities analysts, investors and others in the evaluation of companies and because certain debt covenants on the Company’s recently issued Senior Notes are tied to EBITDA. EBITDA and EBITDA margin should not be considered in isolation from or as a substitute for net income, cash flows from operating activities and other consolidated income or cash flow statement data prepared in accordance with GAAP or as a measure of profitability or liquidity. Additionally, the Company’s computation of EBITDA and EBITDA margin may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate EBITDA and EBITDA margin in the same manner.

Other Matters

     Financial Instruments: During the first quarter of 2003, the Company entered into additional foreign currency exchange forward contracts. These contracts are denominated in Japanese yen and euro and are designated as hedges under Statement of Financial Accounting Standards No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” At March 22, 2003, the outstanding notional amount of the Company’s euro and Japanese yen foreign currency exchange forwards totaled $142 million.

     During the first quarter of 2003 the Company also entered into short-term fuel hedges to partially mitigate the Company’s exposure to significant bunker fuel fluctuations. Due to their short-term nature, these contracts have not been designated as hedges under FAS 133. The remeasurement of these contracts to fair value at March 22, 2003 did not have a material impact on the Company’s results of operations in the first quarter. These contracts will mature in the second quarter of 2003.

     This filing contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Forward looking statements, which are based on management’s current expectations, are generally identifiable by the use of terms such as “may,” “anticipate,” “will,” “expect,” “believe,” or similar expressions. The potential risks and uncertainties that could cause the Company’s actual results to differ materially from those expressed or implied herein include weather-related phenomena; market responses to industry volume pressures; product and raw materials supplies and pricing; electrical power supply and pricing; changes in interest and currency exchange rates; economic crises and security risks in developing countries; quotas, tariffs and other governmental actions and international conflicts.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

     In the quarter ended March 22, 2003, no material changes have occurred in the market risk disclosure presented in the Company’s Annual Report on Form 10-K for the year ended December 28, 2002.

     On March 28, 2003, the Company completed the merger described in Note 12 to the Condensed Consolidated Financial Statements. As a result, the Company issued additional debt in the form of senior debt securities and variable-rate term loan and revolving credit facilities, defeased its 7% Notes due 2003, redeemed its 6.375% Senior Notes due 2005 and modified the terms of its Senior Notes due 2009 and Debentures due 2013. In addition, the Company purchased shipping containers that were previously under both capital and operating leases. The purchase eliminated the Company’s obligations under these variable-rate capital and variable-rate operating leases. The new debt, debt modification and partial repayment of existing debt and lease obligations substantially change the Company’s exposure to interest rate fluctuations that occur after March 28, 2003. After giving effect to the above-mentioned changes, the Company estimates that a 100 basis point change in LIBOR would impact its annual pre tax income by approximately $11 million.

ITEM 4.
CONTROLS AND PROCEDURES

     Dole management, including the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer, have evaluated the effectiveness of Dole’s disclosure controls and procedures pursuant to Rule 13a-14(c) under the Securities Act of 1934, as amended, as of a date within 90 days prior to the date this quarterly report was filed. Based on this evaluation, the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that Dole’s disclosure controls and procedures are effective for the purpose of ensuring that material information required to be included in the quarterly report is made known to them on a timely basis. There have been no significant changes in the Company’s internal controls, or in factors that could significantly affect internal controls subsequent to the date of completion of this evaluation.

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

     Currently there are 790 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP. Eight of these lawsuits are currently pending in various jurisdictions in the United States, with the remainder pending in Latin America and the Philippines. Claimed damages total approximately $19.6 billion, with the lawsuits in Nicaragua representing 79% of this amount. In almost all of these cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. To date, none of these lawsuits has resulted in a verdict or judgment against the Company. However, as described below, a judgment has been rendered in a DBCP case in Nicaragua.

     In Nicaragua, the Company has been served in 31 of 311 pending cases, with the majority of the lawsuits brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s acting Attorney General formally opined are unconstitutional. Nine of the 31 cases served were consolidated into one case before a civil trial court in Managua, with the plaintiffs naming an entity denominated as “Dole Food Corporation Inc.” as a defendant. The Company is aware of no legal entity bearing that name, and the Company is certain that no such legal entity is related to the Company. As a result, the Company responded in these nine consolidated cases on behalf of Dole Fresh Fruit Company, a subsidiary of the Company, which has been named as a defendant in other pending DBCP matters, including matters brought by Nicaraguan citizens. The Company paid a $100,000 non-refundable deposit to the Nicaraguan court, as required under Law 364, to participate in the litigation. On October 25, 2002, the civil trial court in Managua issued a ruling that Dole Fresh Fruit Company was not a party to the nine consolidated cases. Thereafter, counsel for Dole Fresh Fruit Company notified the court that no legal entity known as “Dole Food Corporation Inc.” exists and offered to appear on behalf of Dole Food Company, Inc. and to ratify all prior pleadings of Dole Fresh Fruit Company. On November 25, 2002, the civil trial court issued a ruling that Dole Food Company, Inc. is not a defendant in the nine consolidated cases.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit
Number

3.1	Certificate of Incorporation

3.2	By-Laws

4.1	Credit Agreement dated as of March 28, 2003 among DHM Holding Company, Inc., Dole Food Company, Inc., Solvest, Ltd., Various Lending Institutions, Deutsche Bank AG New York Branch, as Administrative Agent, The Bank of Nova Scotia and Banc of America Securities LLC, as Co-Syndication Agents, and Fleet National Bank and Societe Generale, as Co-Documentation Agents.

4.10	Indenture dated as of March 28, 2003 among Dole Food Company, Inc., as Issuer, the guarantors party thereto, as Guarantors, and Wells Fargo, National Association as Trustee.

4.11	Registration Rights Agreement dated as of March 28, 2003 among Dole Food Company, Inc. and the guarantors named therein, as Issuers, and Deutsche Bank Securities Inc., Banc Of America Securities LLC, Scotia Capital (USA) Inc., Fleet Securities, Inc., SG Cowen Securities Corporation, and BMO Nesbitt Burns Corp., as Initial Purchasers.

(b)	Reports on Form 8-K:

On March 4, 2003, Dole Food Company, Inc. filed a Current Report on Form 8-K to report that it had issued a press release announcing its intent to offer $375 million of senior notes and the intent of its new proposed holding company, DHM Holding Company, Inc. (“DHM Holdings”), to offer $75 million of senior notes, in each case in transactions exempt from the registration requirements of the Securities Act of 1933.

On March 5, 2003, Dole Food Company, Inc. filed a Current Report on Form 8-K to report its audited financial statements and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 28, 2002.

On March 18, 2003, Dole Food Company, Inc. (“Dole”) filed a Current Report on Form 8-K to report that it had issued a press release announcing that it had priced at par an offering of $475 million principal amount of 8.875% Senior Notes due 2011, with interest payable semi-annually in cash. The notes were offered within the United States only to qualified institutional investors pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”) and to persons outside the United States in compliance with Regulation S under the Securities Act. The Form 8-K reported that Dole no longer anticipated that DHM Holding Company, Inc. would offer $75 million of senior notes. The Form 8-K also reported that Dole had issued a press release announcing it had agreed to revise the terms of the $400 million of its 7.25% Senior Notes due 2009 (the “2009 Notes”) and the $155 million of its 7.875% Debentures due 2013 (the “2013 Debentures”), so as to provide for interest payments at new rates of 8.625% per annum and 8.75%, respectively, and to provide for substantially similar covenants and senior subordinated guarantees as under Dole’s new 2011 Senior Notes.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLE FOOD COMPANY, INC. REGISTRANT

May 6, 2003	By:	/s/ RICHARD J. DAHL

Richard J. Dahl
Vice President and
Chief Financial Officer

	By:	/s/ YOON J. HUGH

Yoon J. Hugh
Controller and Chief Accounting Officer
(Principal Accounting Officer)

CERTIFICATIONS

I, David H. Murdock, Chairman and Chief Executive Officer, certify that:

     1.    I have reviewed this quarterly report on Form 10-Q of Dole Food Company, Inc.;

     2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 6, 2003

/s/ DAVID H. MURDOCK

David H. Murdock
Chairman and Chief Executive Officer

CERTIFICATIONS

I, Richard J. Dahl, Vice President and Chief Financial Officer, certify that:

     1.    I have reviewed this quarterly report on Form 10-Q of Dole Food Company, Inc.;

     2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 6, 2003

/s/RICHARD J. DAHL

Richard J. Dahl
Vice President and Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
OF DOLE FOOD COMPANY, INC.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350, and is filed with respect to the quarterly report on Form 10-Q (the “Form 10-Q”) for the quarter ended March 22, 2003 of Dole Food Company, Inc. (the “Issuer”). I, David H. Murdock, Chairman of the Board and Chief Executive Officer of the Issuer, certify that to the best of my knowledge:

(i)	the Form 10-Q fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and

(ii)	the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

Dated: May 6, 2003

/s/ DAVID H. MURDOCK

David H. Murdock
Chairman and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
OF DOLE FOOD COMPANY, INC.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350, and is filed with respect to the quarterly report on Form 10-Q (the “Form 10-Q”) for the quarter ended March 22, 2003 of Dole Food Company, Inc. (the “Issuer”). I, Richard J. Dahl, Vice President and Chief Financial Officer of the Issuer, certify that to the best of my knowledge:

(i)	the Form 10-Q fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and

(ii)	the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

Dated: May 6, 2003

/s/ RICHARD J. DAHL

Richard J. Dahl
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number

3.1	Certificate of Incorporation

3.2	By-Laws

4.1	Credit Agreement dated as of March 28, 2003 among DHM Holding Company, Inc., Dole Food Company, Inc., Solvest, Ltd., Various Lending Institutions, Deutsche Bank AG New York Branch, as Administrative Agent, The Bank of Nova Scotia and Banc of America Securities LLC, as Co-Syndication Agents, and Fleet National Bank and Societe Generale, as Co-Documentation Agents.

4.10	Indenture dated as of March 28, 2003 among Dole Food Company, Inc., as Issuer, the guarantors party thereto, as Guarantors, and Wells Fargo, National Association as Trustee.

4.11	Registration Rights Agreement dated as of March 28, 2003 among Dole Food Company, Inc. and the guarantors named therein, as Issuers, and Deutsche Bank Securities Inc., Banc Of America Securities LLC, Scotia Capital (USA) Inc., Fleet Securities, Inc., SG Cowen Securities Corporation, and BMO Nesbitt Burns Corp., as Initial Purchasers.