Form 10-Q
period 2003-06-14
DOLE FOOD COMPANY INC
filed 2003-07-29
CIK 18169

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 14, 2003

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 28, 2003
Common Stock, $0.001 Par Value	1,000

DOLE FOOD COMPANY, INC.

INDEX

		Page
		Number

PART I. Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations — Quarters Ended June 14, 2003 and June 15, 2002	3
	Condensed Consolidated Statements of Operations — Quarters Ended June 14, 2003 and March 22, 2003 and Half Year Ended June 15, 2002	4
	Condensed Consolidated Balance Sheets — June 14, 2003 and December 28, 2002	5
	Condensed Consolidated Statements of Cash Flows — Quarters Ended June 14, 2003 and March 22, 2003 and Half Year Ended June 15, 2002	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43
PART II. Other Information
Item 1.	Legal Proceedings	43
Item 6.	Exhibits and Reports on Form 8-K	45
	Signatures	46
	Exhibit Index	47
	Certification by the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Certification by the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Certification by the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Certification by the Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

On March 28, 2003, the Company completed the going-private merger transaction with DHM Holding Company, Inc. (“HoldCo”) described in Note 3 to the Condensed Consolidated Financial Statements. As a result of this transaction, the Company’s results of operations, financial position and cash flows prior to the date of the going-private merger transaction are presented as the “Predecessor.” The going-private merger transaction and the Company’s results of operations, financial position and cash flows thereafter are presented as the “Successor.”

PART I.

FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Quarter Ended

	June 14,	June 15,
	2003	2002

	Successor	Predecessor

Revenues, net	$1,216,822	$1,118,185
Cost of products sold	1,048,760	920,076

Gross margin	168,062	198,109
Selling, marketing and general and administrative expenses	99,483	89,840

Operating income	68,579	108,269
Other income (expense) — net	(10,187)	(3,010)
Interest income	1,112	2,452
Interest expense	37,779	19,466

Income before income taxes	21,725	88,245
Income taxes	3,824	21,397

Net income	$17,901	$66,848

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Quarter Ended		Half Year Ended

	June 14,	March 22,	June 15,
	2003	2003	2002

	Successor	Predecessor	Predecessor

Revenues, net	$1,216,822	$1,073,170	$2,177,600
Cost of products sold	1,048,760	895,039	1,798,387

Gross margin	168,062	178,131	379,213
Selling, marketing and general and administrative expenses	99,483	89,341	174,341

Operating income	68,579	88,790	204,872
Other income (expense) — net	(10,187)	2,045	(4,466)
Interest income	1,112	2,700	4,600
Interest expense	37,779	19,647	33,997

Income before income taxes and cumulative effect of a change in accounting principle	21,725	73,888	171,009
Income taxes	3,824	13,100	47,883

Income before cumulative effect of a change in accounting principle	17,901	60,788	123,126
Cumulative effect of a change in accounting principle	—	—	(119,917)

Net income	$17,901	$60,788	$3,209

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 14,	December 28,
	2003	2002

	Successor	Predecessor

ASSETS
Current Assets:
Cash and cash equivalents	$96,016	$646,967
Receivables, net of allowances of $37,148 and $70,938	629,353	505,427
Inventories	430,912	437,110
Prepaid expenses	49,403	42,467
Deferred income tax assets	46,795	36,842

Total current assets	1,252,479	1,668,813
Investments	80,119	80,939
Property, plant and equipment, net of accumulated depreciation of $246,007 and $917,983	1,403,675	1,026,565
Goodwill and intangible assets, net	1,171,333	132,080
Other assets, net	143,182	128,455

Total assets	$4,050,788	$3,036,852

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$759,563	$710,944
Current portion of long-term debt	35,925	230,813
Notes payable	8,630	11,601

Total current liabilities	804,118	953,358
Long-term debt	1,915,486	882,480
Deferred income tax liabilities	416,925	2,459
Other long-term liabilities	446,374	424,154
Minority interests	32,375	29,290
Shareholders’ equity:
Common stock — Successor: $0.001 par value; 1,000 shares authorized, issued and outstanding; Predecessor: no par; 80 million shares authorized, 56.2 million shares issued and outstanding	—	316,853
Additional paid-in capital	351,605	66,319
Retained earnings	103,022	449,334
Accumulated other comprehensive loss	(19,117)	(87,395)

Total shareholders’ equity	435,510	745,111

Total liabilities and shareholders’ equity	$4,050,788	$3,036,852

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Quarter Ended		Half Year Ended

	June 14,	March 22,	June 15,
	2003	2003	2002

	Successor	Predecessor	Predecessor

Operating activities
Net income	$17,901	$60,788	$3,209
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	—	119,917
Depreciation and amortization	33,477	25,295	47,683
Purchase accounting step-up of inventory	38,625	—	—
Asset write-offs and net (gain) loss on sale of assets	—	1,884	(2,331)
Equity earnings, net of distributions	(1,028)	(2,273)	(5,977)
Provision for deferred income taxes	1,216	2,201	22,888
Minority interests	1,353	1,073	2,205
Write-off of debt issuance costs	11,603	—	—
Other	1,084	3,364	2,311
Changes in operating assets and liabilities, net of effects from non-cash transactions:
Receivables	(24,778)	(81,219)	(93,351)
Inventories	32,174	(6,195)	629
Prepaid expenses and other assets	3,998	(5,662)	(1,506)
Accounts payable and accrued liabilities	21,408	5,253	(22,074)
Other long-term liabilities	3,733	(3,104)	(2,848)

Cash flow provided by operating activities	140,766	1,405	70,755

Investing activities
Proceeds from sales of assets	34,351	1,743	19,733
Purchases of investments	(1,025)	—	(515)
Capital additions	(46,364)	(3,827)	(156,014)
Repurchase of common stock in going-private merger transaction	(1,434,902)	—	—
Transaction costs paid in going-private merger transaction	(88,089)	—	—

Cash flow used in investing activities	(1,536,029)	(2,084)	(136,796)

Financing activities
Short-term debt borrowings	168	8,777	24,533
Short-term debt repayments	(4,337)	(10,659)	(10,418)
Long-term debt borrowings, net of debt issuance costs	1,797,573	4,193	399,272
Long-term debt repayments	(1,070,475)	(2,952)	(86,246)
Dividends paid to minority shareholders	(1,055)	—	—
Capital contribution by DHM Holding Company, Inc.	125,000	—	—
Proceeds from issuance of common stock (Predecessor)	—	2,768	3,867
Dividends paid to common shareholders (Predecessor)	—	(8,440)	(16,791)

Cash flow provided by (used in) financing activities	846,874	(6,313)	314,217

Effect of foreign exchange rate changes on cash and cash equivalents	3,405	1,025	1,916

(Decrease) increase in cash and cash equivalents	(544,984)	(5,967)	250,092
Cash and cash equivalents at beginning of period	641,000	646,967	361,326

Cash and cash equivalents at end of period	$96,016	$641,000	$611,418

Supplemental cash flow information

Changes in assets and liabilities used in the Company’s condensed consolidated statement of cash flows for the quarter ended June 14, 2003 have been determined using the Successor’s (Note 1) opening balance sheet at March 23, 2003, which includes push-down of purchase accounting. Refer to Note 4 to the condensed consolidated financial statements for a summary of the values attributed to the Company’s assets and liabilities in the going-private merger transaction.

The adoption of Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” effective March 23, 2003, resulted in non-cash increases to property, plant, and equipment, deferred tax assets and long-term debt of approximately $48 million, $2.9 million and $54.9 million, respectively. During the quarter ended June 14, 2003, the Company purchased containers that were previously held under capital lease for $45.5 million.

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (the “Company”) include all adjustments necessary, which are of a normal recurring nature, to present fairly the Company’s financial position as of June 14, 2003, its results of operations for the quarters and half years ended June 14, 2003 and June 15, 2002 and its cash flows for the half years then ended. The Company operates under a 52/53-week year and the quarters ended June 14, 2003 and June 15, 2002 are twelve weeks in duration. For a summary of significant accounting policies used in the preparation of these financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K (“10-K”) for the year ended December 28, 2002 and the new accounting policies adopted by the Company in the quarters ended March 22, 2003 and June 14, 2003 (see Note 2 below).

On March 28, 2003, the Company completed the going-private merger transaction with DHM Holding Company, Inc. (“HoldCo”) described in Note 3. As a result of this transaction, the Company’s results of operations, financial position and cash flows prior to the date of the going-private merger transaction are presented as the “Predecessor.” The going-private merger transaction and the Company’s results of operations, financial position and cash flows thereafter are presented as the “Successor.”

The going-private merger transaction has been accounted for as a purchase at the HoldCo level with the related purchase accounting pushed-down to the Company. For convenience, the allocation of the purchase price was done as of March 23, 2003, the first day of the Company’s 2003 second fiscal quarter as opposed to the actual transaction date of March 28, 2003 (Note 4).

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

In the quarters ended March 22, 2003 and June 14, 2003, the Company adopted new accounting policies in accordance with the provisions of the following recently issued accounting pronouncements. With the exception of the adoption of a new accounting policy for interests in variable-interest entities acquired before February 1, 2003, these new accounting policies became effective December 29, 2002, the first day of the Company’s 2003 fiscal year:

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

Restructuring Costs: In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“FAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” FAS 146 addresses

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that the fair value of an initial liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when the entity commits to an exit plan, thereby eliminating the definition and requirements for recognition of exit costs. The adoption of FAS 146 did not have a material impact on the Company’s financial condition or results of operations.

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

Stock-Based Compensation: In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“FAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” FAS 148 amends Statement of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Beginning on December 29, 2002, the Company elected to adopt the fair value method of accounting for stock-based employee compensation. Prior to December 29, 2002, the Company applied the intrinsic value method of accounting for stock options issued to employees. The Company has elected to apply the prospective method of adoption outlined in FAS 148. The prospective method applies the recognition provisions of FAS 123 to all employee awards granted, modified or settled after the beginning of the fiscal years in which the recognition provisions are first applied. The adoption of the fair value method of accounting for stock options issued to employees, on a prospective basis, did not have a material impact on the Company’s financial condition or results of operations for the quarter ended March 22, 2003. In connection with the going-private merger transaction, the Company settled or cancelled all outstanding stock options.

Special-Purpose Entities: In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This standard clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities (more commonly know as Special-Purpose Entities or SPEs). FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. This statement is immediately effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. In connection with the going-private merger transaction, effective March 23, 2003, the Company adopted the provisions of FIN 46 applicable to interests in variable interest entities acquired before February 1, 2003. The adoption of FIN 46 resulted in the Company consolidating the variable-interest entity that owns the Company’s corporate headquarters building. The consolidation resulted in an increase in the Company’s long-term debt of approximately $54.9 million and an increase in assets, primarily land and buildings, of approximately $49.5 million. The difference of approximately $5.4 million was allocated to goodwill in purchase accounting. In addition, for the quarter ended June 14, 2003, the consolidation of the variable interest entity resulted in an increase in interest expense of approximately $0.6 million, with a corresponding decrease in rent expense, and additional depreciation expense of approximately $0.4 million.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In addition to the adoption of the new accounting policies described above, the Company will adopt the following new accounting pronouncements in the third fiscal quarter of 2003.

Derivative Instruments and Hedging Activities: In April 2003, the FASB issued FASB Statement of Financial Accounting Standards No. 149 (“FAS 149”), “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying hedged risk to conform to language used in FIN 45 and amends certain other existing pronouncements. This statement, the provisions of which are to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of FAS 149 to have a material impact on the Company’s financial condition or results of operations.

Financial Instruments: In May 2003, the FASB issued FASB Statement of Financial Accounting Standards No. 150 (“FAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of this statement apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. This statement does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. This statement also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and will otherwise be effective for the Company on June 15, 2003, the beginning of the Company’s next fiscal quarter. The Company does not expect the adoption of FAS 150 to have a material impact on the Company’s financial condition or results of operations.

3.	GOING-PRIVATE MERGER AND REFINANCING TRANSACTIONS

On December 18, 2002, the Company signed a definitive merger agreement with David H. Murdock, the Company’s Chairman and Chief Executive Officer, pursuant to which Mr. Murdock would acquire the approximately 76% of the Company’s common stock that he and his affiliates did not already own for $33.50 per share in cash. On March 26, 2003, the merger was approved at a special meeting of the Company’s stockholders. The transaction was successfully completed on March 28, 2003 and the Company became wholly owned by Mr. Murdock through DHM Holding Company, Inc., a Delaware corporation (“HoldCo”). As a result of the transaction, the Company’s outstanding shares of common stock were retired and all outstanding stock options were settled in cash, except those options held by Mr. Murdock that were cancelled without payment.

The purchase price of all of the outstanding common stock of the Company not already owned by Mr. Murdock and his affiliates, plus transaction costs, was approximately $1.54 billion. The funds necessary to purchase these shares of the Company consisted of a $125 million capital contribution by HoldCo, funds borrowed under $1.125 billion of new senior secured credit facilities (consisting of $825 million of term loan facilities and $300 million of revolving credit facilities) and the issuance of $475 million principal amount of 8.875% Senior Notes due 2011 (the “2011 Notes”). The 2011 Notes were offered within the United States only to qualified institutional investors pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”) and to persons outside the United States in compliance with Regulation S under the Securities Act. The Credit Agreement with respect to the new senior secured credit facilities and the

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Indenture with respect to the 2011 Notes contain significant restrictions and covenants affecting, among other things, the operations and finances of the Company and its subsidiaries.

In addition, on March 28, 2003, the Company repaid its 7% Senior Notes due 2003 and called for redemption its 6.375% Senior Notes due 2005 with outstanding balances of approximately $209.8 million and $300 million, respectively, at March 22, 2003. The Company’s 7.25% Senior Notes due 2009 and 7.875% Debentures due 2013 remain outstanding; however, the terms of both the Senior Notes due 2009 and Debentures due 2013 were modified to provide for substantially the same interest rates, covenants and guarantees from certain of the Company’s subsidiaries as are provided for by the 2011 Notes. The modifications provide for interest at 8.625% on the Senior Notes due 2009 and 8.75% on the Debentures due 2013.

In connection with the transaction, the Company sold its interest in an aircraft under an operating sale-leaseback agreement for approximately $28.9 million, which approximated its book value. The Company also purchased shipping containers for approximately $76.5 million that were previously leased under separate capital and operating lease agreements and modified the provisions of its corporate headquarters financing facility to provide for substantially the same interest rate as the new senior secured credit facilities.

On May 29, 2003, the Company issued and sold $400 million aggregate principal amount of 7.25% Senior Notes due 2010 (the “2010 Notes”) in an offering exempt from the registration requirements of the Securities Act of 1933. The Company used the net proceeds from this offering of approximately $392.7 million, together with other available cash of $7.3 million, to prepay $400 million of the term loans under the senior secured credit facility. In connection with the offering, the Company and the lenders under the senior secured credit facility effected certain amendments to the Company’s senior secured credit facility. The indenture with respect to the 2010 Notes contains covenants and restrictions substantially identical to those under the 2011 Notes.

The going-private merger transaction has been accounted for as a purchase at the HoldCo level with the related purchase accounting pushed-down to the Company as of the date of the transaction.

In July 2003, the Company filed two registration statements on Form S-4 with the Securities and Exchange Commission (“SEC”) offering the holders of the 2011 Notes and the 2010 Notes the opportunity to exchange their notes for publicly registered notes having substantially identical terms, except for certain restrictions on transfer that pertain to the original notes. These registration statements were declared effective on July 21, 2003. The exchange offers commenced on July 25, 2003 and expire on August 25, 2003, unless extended.

4.	ALLOCATION OF PURCHASE PRICE IN GOING-PRIVATE MERGER TRANSACTION

The Company has prepared a preliminary allocation of the purchase price to the assets acquired and liabilities assumed based upon their respective fair values at the date of the going-private transaction. In accordance with EITF Issue No. 88-16, “Basis in Leveraged Buyout Transactions,” Mr. Murdock’s continuing residual interest has been reflected at its original cost adjusted for his share of the Company’s earnings, losses, dividends and equity adjustments since the date of original acquisition (“predecessor basis”). In accordance with EITF Issue No. 90-12, “Allocating Basis to Individual Assets and Liabilities for Transactions within the Scope of Issue No. 88-16,” only a partial step-up of assets and liabilities to fair value has been recorded in purchase accounting. The partial step-up, which reflects Mr. Murdock’s acquisition of the common stock of the Company that he and his affiliates did not already own, has resulted in the Company’s assets and liabilities being adjusted by approximately 76% of the difference between their fair value at the date of acquisition and their historical carrying cost. Fair value was determined using a variety of valuation methods, including third party appraisals.

For convenience, the allocation of the purchase price was done as of March 23, 2003, the first day of the Company’s 2003 second fiscal quarter as opposed to the actual transaction date of March 28, 2003. The

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

following represents the estimated values attributable to the assets acquired and liabilities assumed in the going-private merger transaction. These values include the historical values attributable to Mr. Murdock’s predecessor basis. Changes may occur as additional information becomes available.

(In thousands)
Amount paid for 43.2 million shares of common stock and the settlement of approximately 3 million stock options	$1,473,735
Transaction fees and costs	64,031

Total purchase price, including transaction expenses	$1,537,766

The total purchase price has been allocated as follows:
Current assets	1,789,031
Investments	74,540
Property, plant and equipment	1,417,772
Intangible assets	743,558
Goodwill	430,154
Other assets, net	123,765

Total assets acquired	4,578,820
Current liabilities	957,751
Long-term debt	918,579
Other long-term liabilities	443,603
Deferred income tax liabilities	401,779
Minority interests	30,563

Total liabilities assumed	2,752,275
Net assets	1,826,545
Less: Historical net assets attributable to Predecessor basis	188,115
Less: Goodwill attributable to Predecessor basis	100,664

Net assets acquired	$1,537,766

Of the $743.6 million allocated to intangible assets, $694.5 million relates to the Company’s trademarks, trade names and other related intangibles, which have an indefinite life and as such, will not be amortized. The remaining $49.1 million is attributable to licenses and customer relationships with finite lives, which will be amortized over a weighted-average period of approximately 7 years.

The transaction resulted in goodwill of $430.2 million, of which $100.7 million is attributable to Mr. Murdock’s predecessor basis. None of this goodwill is expected to be deductible by the Company for tax purposes. Refer to Note 9 for additional information on goodwill and acquired intangible assets.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.	PRO FORMA INFORMATION FOR GOING-PRIVATE MERGER TRANSACTION

The following unaudited pro forma financial information was prepared as if the going-private merger transaction and refinancing transaction had occurred at the beginning of each of the fiscal periods presented (in thousands):

	Quarter Ended

	June 14, 2003	June 15, 2002

Revenues, net	$1,216,822	$1,118,185
Net income	$16,657	$13,382

	Half Year Ended

	June 14, 2003	June 15, 2002

Revenues, net	$2,289,992	$2,177,600
Income before cumulative effect of a change in accounting principle	$—	$46,470
Net income (loss)	$49,299	$(73,447)

These unaudited pro forma results have been prepared for comparative purposes only and primarily include adjustments for depreciation and amortization arising from the step-up of assets in the merger transaction, interest expense on debt issued in connection with the merger and refinancing transactions, the write-off of debt issuance costs on the early repayment of debt, and related income tax adjustments. Included in net income for the quarter and half year ended June 14, 2003 is approximately $7.9 million of pretax expense related to a litigation settlement. Included in net income for the quarter and half year ended June 14, 2003 is approximately $11.6 million of pre-tax expense related to the write-off of debt issuance costs due to the early repayment of debt in the going-private merger and refinancing transactions. Such amount is reflected in the pro forma results for the quarter and half year ended June 15, 2002. Included in the results for the half year ended June 15, 2002 is a goodwill impairment charge of approximately $119.9 million that resulted from the adoption of a new accounting policy in the quarter ended March 23, 2002.

Excluding the impact of the refinancing transaction, pro forma net income (loss) would have been $17.9 million and $15.1 million, respectively, in the quarters ended June 14, 2003 and June 15, 2002, and $52.5 million and $(70.1) million, respectively, in the half years then ended. The refinancing transaction had no impact on pro forma revenues.

The pro forma information is not necessarily indicative of the results that would have occurred had the going-private merger and refinancing transactions occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

6.	INCOME TAXES

As a result of the consummation of the going-private merger transaction described in Note 3, income tax expense for the quarter ended March 22, 2003 was based on earnings for the period from December 29, 2002 through March 22, 2003, to reflect the final separate financial reporting period for the Company in its predecessor form. After the consummation of the going-private transaction, the results of operations are attributable to the new successor company.

The income tax expense for the quarter ended June 14, 2003 of $3.8 million reflects the Company’s expected effective income tax rate of approximately 18% for the three-quarter Successor period ending January 3, 2004. The income tax expense of approximately $13.1 million for the quarter ended March 22, 2003 reflects the Company’s effective income tax rate for that quarter of approximately 18%. The income tax expense for the quarter and half year ended June 15, 2002 of approximately $21.4 million and $47.9 million, respectively, reflects the Company’s then expected effective income tax rate for the full fiscal year of 28%. For both the

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

quarters ended June 14, 2003 and March 22, 2003 and the quarter and half year ended June 15, 2002, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to earnings from operations being taxed in foreign jurisdictions at a net effective rate lower than the U.S. rate. No U.S. taxes have been provided on these earnings because such earnings are intended to be indefinitely invested outside the U.S.

7.	DIVIDENDS

No dividends were declared in the quarter ended June 14, 2003. With respect to the Predecessor, during the quarter ended March 22, 2003, the Company declared and paid dividends of approximately $8.4 million on its common shares representing a quarterly dividend of 15 cents per share. During the first half of 2002, the Company declared and paid dividends of $16.8 million on its common shares, representing its quarterly dividends of 15 cents per share for the first and second quarters of 2002. The Company’s ability to declare future dividends is restricted under the terms of its new senior secured credit facilities.

8.	INVENTORIES

The major classes of inventories were as follows (in thousands):

	June 14,	December 28,
	2003	2002

	Successor	Predecessor

Finished products	$193,267	$180,580
Raw materials and work in progress	100,448	111,725
Crop-growing costs	79,212	85,870
Operating supplies and other	57,985	58,935

	$430,912	$437,110

Included in crop-growing costs at June 14, 2003 is a remaining balance of approximately $20.7 million related to unharvested fruit valued in purchase accounting. This amount will be fully amortized over the remainder of 2003.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The Company had the following identifiable intangible assets that were valued in connection with the going-private merger transaction (in thousands):

June 14,
2003

Successor

Amortized intangible assets:
Customer relationships	$28,351
Licenses	20,688

49,039
Accumulated amortization	(2,378)

Amortized intangibles, net	46,661
Unamortized intangible assets:
Trademark, trade names and other related intangibles	694,518

Total identifiable intangible assets, net	$741,179

Amortization expense of identifiable intangibles totaled $2.4 million for the three months ended June 14, 2003. Estimated amortization expense associated with the Company’s identifiable intangible assets in each of the next five fiscal years is as follows (in thousands):

Fiscal Year	Amount

2003	$7,927
2004	$10,305
2005	$10,305
2006	$2,834
2007	$2,834

Trademarks, trade names and other related intangibles are considered to have indefinite lives because they are expected to generate cash flows indefinitely and as such will not be amortized, but will be tested annually for impairment, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company had no identifiable intangibles at December 28, 2002.

In connection with the going-private merger transaction, the Company recorded goodwill of approximately $430.2 million. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the goodwill resulting from the going-private merger transactions will not be amortized but will be subject to an annual impairment test. The Company’s Predecessor goodwill balance of approximately $132.1 million at December 28, 2002 was eliminated in purchase accounting.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.	LONG-TERM DEBT

Long-term debt consisted of the following amounts (in thousands):

	June 14,	December 28,
	2003	2002

	Successor	Predecessor

Unsecured debt:
7% notes due 2003	$—	$209,756
6.375% notes due 2005	—	300,000
8.625% notes due 2009	400,000	400,000
7.25% notes due 2010	400,000	—
8.875% notes due 2011	475,000	—
8.75% debentures due 2013	155,000	155,000
Various other notes due 2004–2008 at a weighted-average interest rate of 15% (16.33% in 2002)	4,706	4,382
Secured debt:
Revolving credit facility	40,000	—
Term loan facilities	417,788	—
Contracts and notes due 2003–2014, at a weighted-average interest rate of 5.45% (6.06% in 2002)	2,588	6,322
Capital lease obligations	3,586	40,546
Corporate headquarters financing facility	54,927	—
Unamortized debt discount	(2,184)	(2,713)

	1,951,411	1,113,293
Current maturities	(35,925)	(230,813)

	$1,915,486	$882,480

In connection with the going-private merger and refinancing transactions described in Note 3, the Company issued additional notes and term loans, repaid existing notes and repaid approximately $37.3 million of a capital lease obligation related to shipping containers. In the quarter ended June 14, 2003, the Company wrote off $11.6 million of deferred debt issuance costs as a result of the early repayment of 6.375% Senior Notes due 2005 and the $400 million prepayment of the term loan facilities. Weighted-average interest rates on the revolving credit and term loan facilities were approximately 4.6% and 5%, respectively at June 14, 2003.

Provisions under the senior secured credit facilities and the indentures to the Company’s senior notes and debentures require the Company to comply with certain covenants. These covenants include financial performance measures, such as a minimum required interest coverage ratio, a minimum fixed charge coverage ratio, minimum quarterly earnings and maximum permitted leverage ratios, as well as limitations on, among other things, indebtedness, capital expenditures, investments, loans to subsidiaries, employees and third parties, the issuance of guaranties and the payment of dividends. At June 14, 2003, the Company was in compliance with all applicable covenants.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Maturities with respect to long-term debt as of June 14, 2003 were as follows (in thousands):

Fiscal Year	Amount

2003	$16,349
2004	40,604
2005	95,737
2006	40,112
2007	79,974
2008 and thereafter	1,678,635

Total	$1,951,411

11.	COMPREHENSIVE INCOME

The components of comprehensive income were as follows in each period (in thousands):

	Quarter Ended		Quarter Ended		Half Year Ended

	June 14,	June 15,	June 14,	March 22,	June 15,
	2003	2002	2003	2003	2002

	Successor	Predecessor	Successor	Predecessor	Predecessor

Net income	$17,901	$66,848	$17,901	$60,788	$3,209
Unrealized foreign currency translation gain (loss), net	13,088	9,015	13,088	(195)	9,096
Unrealized net (loss) gain on cash flow hedging instruments	(9,258)	(10,944)	(9,258)	4,192	(10,264)

Comprehensive income	$21,731	$64,919	$21,731	$64,785	$2,041

12.	STOCK-BASED COMPENSATION

Effective as of the beginning of the 2003 fiscal year, the Company adopted the fair value recognition provisions of FAS 123, as amended by FAS 148, for stock-based employee compensation. Under the prospective method of adoption selected by the Company, the recognition provisions of FAS 123 apply to all new employee awards granted after December 28, 2002. In connection with the going-private merger transaction, all outstanding stock options were settled or cancelled. No new stock options have been issued subsequent to the going-private merger transaction.

The following table illustrates the pro forma effect on net income as if the fair value method had been applied to all outstanding and unvested stock option awards in each period (in thousands):

	Quarter Ended		Quarter Ended		Half Year Ended

	June 14,	June 15,	June 14,	March 22,	June 15,
	2003	2002	2003	2003	2002

	Successor	Predecessor	Successor	Predecessor	Predecessor

Net income
As reported	$17,901	$66,848	$17,901	$60,788	$3,209
Pro forma	$17,901	$66,280	$17,901	$60,408	$2,075

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13.	SEGMENT INFORMATION

The Company has four primary reportable operating segments: fresh fruit, fresh vegetables, packaged foods and fresh-cut flowers. These reportable segments are managed separately due to differences in their products, production processes, distribution channels and customer bases.

Management evaluates and monitors segment performance primarily through earnings before interest expense and income taxes (“EBIT”). EBIT is calculated by adding income taxes and interest expense to net income. Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to the Company as a whole. EBIT is not defined under accounting principles generally accepted in the United States (“GAAP”) and should not be considered in isolation or as a substitute for net income or cash flow measures prepared in accordance with GAAP or as a measure of the Company’s profitability or liquidity. Additionally, the Company’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate EBIT in the same fashion.

Revenues from external customers and EBIT for the reportable operating segments and corporate and other were as follows (in thousands):

	Quarter Ended

	June 14,	June 15,
	2003	2002

	Successor	Predecessor

Revenues from external customers:
Fresh fruit	$830,737	$738,262
Fresh vegetables	199,973	196,690
Packaged foods	134,482	130,046
Fresh-cut flowers	44,201	45,850
Other operating segments	7,429	7,337

	$1,216,822	$1,118,185

EBIT:
Fresh fruit	$80,956	$98,856
Fresh vegetables	18,360	13,289
Packaged foods	(5,817)	12,056
Fresh-cut flowers	(1,110)	(1,880)
Other operating segments	(245)	243

Total operating segments	92,144	122,564
Corporate and other	(32,640)	(14,853)
Interest expense	37,779	19,466

Income before income taxes	$21,725	$88,245

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Quarter Ended		Half Year Ended

	June 14,	March 22,	June 15,
	2003	2003	2002

	Successor	Predecessor	Predecessor
(in thousands)
Revenues from external customers:
Fresh fruit	$830,737	$725,115	$1,389,002
Fresh vegetables	199,973	176,865	420,666
Packaged foods	134,482	116,712	257,934
Fresh-cut flowers	44,201	48,506	98,651
Other operating segments	7,429	5,972	11,347

	$1,216,822	$1,073,170	$2,177,600

EBIT:
Fresh fruit	$80,956	$70,174	$145,664
Fresh vegetables	18,360	16,703	57,013
Packaged foods	(5,817)	11,693	25,466
Fresh-cut flowers	(1,110)	6,394	1,225
Other operating segments	(245)	65	248

Total operating segments	92,144	105,029	229,616
Corporate and other	(32,640)	(11,494)	(24,610)
Interest expense	37,779	19,647	33,997

Income before income taxes and cumulative effect of a change in accounting principle	$21,725	$73,888	$171,009

Total assets for the reportable operating segments and corporate and other were as follows (in thousands):

	June 14,	December 28,
	2003	2002

	Successor	Predecessor

Fresh fruit	$2,127,828	$1,509,424
Fresh vegetables	383,614	274,867
Packaged foods	425,269	347,395
Fresh-cut flowers	153,890	155,863
Other operating segments	9,163	10,575

Total operating segments	3,099,764	2,298,124
Corporate and other	951,024	738,728

	$4,050,788	$3,036,852

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Goodwill arising from the going-private merger transaction has been allocated to the Company’s operating segments on a preliminary basis as follows (in thousands):

Fresh fruit	$327,204
Fresh vegetables	85,487
Packaged foods	17,463
Fresh-cut flowers	—
Other operating segments	—

$430,154

14.	CONTINGENCIES

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

Currently there are 795 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP. Eleven of these lawsuits are currently pending in various jurisdictions in the United States, with the remainder pending in Latin America and the Philippines. In the United States, plaintiffs recently moved to re-open and remand to state court two previously dismissed cases pursuant to the United States Supreme Court’s decision in Dole Food Company, Inc. v. Patrickson. Plaintiffs have also moved to remand five other cases currently pending before the United States district courts in Texas and Louisiana as a result of the Patrickson decision. Claimed damages total approximately $20.7 billion, with the lawsuits in Nicaragua representing approximately 80% of this amount. In almost all of these cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. To date, none of these lawsuits has resulted in a verdict or judgment against the Company. However, as described below, a judgment has been rendered in a DBCP case in Nicaragua.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In Nicaragua, the Company has been served in 46 of 313 pending cases, with the majority of the lawsuits brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. Nine of the 46 cases served were consolidated into one case before a civil trial court in Managua, with the plaintiffs naming an entity denominated as “Dole Food Corporation Inc.” as a defendant. The Company is aware of no legal entity bearing that name, and the Company is certain that no such legal entity is related to the Company. As a result, the Company responded in these nine consolidated cases on behalf of Dole Fresh Fruit Company, a subsidiary of the Company, which has been named as a defendant in other pending DBCP matters, including matters brought by Nicaraguan citizens. The Company paid a $100,000 non-refundable deposit to the Nicaraguan court, as required under Law 364, to participate in the litigation. On October 25, 2002, the civil trial court in Managua issued a ruling that Dole Fresh Fruit Company was not a party to the nine consolidated cases. Thereafter, counsel for Dole Fresh Fruit Company notified the court that no legal entity known as “Dole Food Corporation Inc.” exists and sought to appear on behalf of Dole Food Company, Inc. and to ratify all prior pleadings of Dole Fresh Fruit Company. On November 25, 2002, the civil trial court issued a ruling that Dole Food Company, Inc. is not a defendant in the nine consolidated cases.

On December 13, 2002, the Nicaraguan civil trial court entered a judgment in the aggregate amount of $489.4 million on behalf of 468 plaintiffs against Dow Chemical Company, also known as Dow AgroSciences, Shell Chemical Company, Standard Fruit and Vegetable Company and “Dole Food Corporation Inc.” in the nine consolidated actions. Because the civil trial court had held that the Company is not a defendant in the case, the court also ordered that the Company’s $100,000 deposit be returned. Standard Fruit and Vegetable Company is a Texas corporation that is wholly unrelated to the Company. On May 14, 2003, an action was filed in Los Angeles County Superior Court against The Dow Chemical Company, Shell Chemical Company, and Dole Food Company, Inc. to enforce the Nicaraguan judgment. On July 18, 2003, the Company filed a motion to dismiss the enforcement action on the grounds that Dole Food Company, Inc. was not a party to the judgment. On July 17, 2003, Dow and Shell filed a motion to remove the enforcement action to the United States District Court for the Central District of California. The Company consented to that removal.

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

15.	GUARANTOR FINANCIAL INFORMATION

In connection with the issuance of the 2011 Notes in March 2003 and the 2010 Notes in May 2003, the Company and all of its wholly-owned domestic subsidiaries (“Guarantors”) have fully and unconditionally

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

guaranteed, on a joint and several basis, the Company’s obligations under the related indentures (the “Guarantees”). Each Guarantee is subordinated in right of payment to the Guarantors’ existing and future senior debt, including obligations under the senior secured credit facility, and will rank pari passu with all senior subordinated indebtedness of the applicable Guarantor. All Guarantors are 100% owned by the Company.

The accompanying guarantor condensed financial information is presented on the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the Company’s share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions.

The following are condensed consolidating statements of operations of the Company for the quarters ended June 14, 2003, March 22, 2003 and June 15, 2002 and the half year ended June 15, 2002, condensed consolidating balance sheets as of June 14, 2003 and December 28, 2002, and condensed consolidating statements of cash flows for the quarters ended June 14, 2003 and March 22, 2003, and half year ended June 15, 2002.

For the Quarters Ended June 14, 2003 and June 15, 2002, respectively

SUCCESSOR

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended June 14, 2003

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(Dollars in thousands)
Revenues, net	$109,390	$456,313	$925,090	$(273,971)	$1,216,822
Cost of products sold	95,315	409,605	817,811	(273,971)	1,048,760

Gross margin	14,075	46,708	107,279	—	168,062
Selling, marketing and general and administrative expenses	36,790	24,621	38,072	—	99,483

Operating income (loss)	(22,715)	22,087	69,207	—	68,579
Equity in subsidiary income	79,474	8,388	—	(87,862)	—
Other income (expense) — net	(3,406)	350	(7,131)	—	(10,187)
Interest income	151	79	882	—	1,112
Interest expense	29,910	79	7,790	—	37,779

Income before income taxes	23,594	30,825	55,168	(87,862)	21,725
Income taxes	5,693	6,112	(7,981)	—	3,824

Net income	$17,901	$24,713	$63,149	$(87,862)	$17,901

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

PREDECESSOR

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended June 15, 2002

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(Dollars in thousands)
Revenues, net	$93,514	$440,795	$781,731	$(197,855)	$1,118,185
Cost of products sold	71,024	395,235	651,672	(197,855)	920,076

Gross margin	22,490	45,560	130,059	—	198,109
Selling, marketing and general and administrative expenses	25,788	25,847	38,205	—	89,840

Operating income (loss)	(3,298)	19,713	91,854	—	108,269
Equity in subsidiary income	101,417	6,492	—	(107,909)	—
Other income (expense) — net	(2,561)	282	(731)	—	(3,010)
Interest income	1,084	109	1,259	—	2,452
Interest expense	16,708	(771)	3,529	—	19,466

Income before income taxes	79,934	27,367	88,853	(107,909)	88,245
Income taxes	13,086	7,388	923	—	21,397

Net income	$66,848	$19,979	$87,930	$(107,909)	$66,848

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

For the Quarters Ended June 14, 2003 (Successor) and March 22, 2003 (Predecessor) and Half Year Ended June 15, 2002 (Predecessor), respectively

SUCCESSOR

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended June 14, 2003

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(Dollars in thousands)
Revenues, net	$109,390	$456,313	$925,090	$(273,971)	$1,216,822
Cost of products sold	95,315	409,605	817,811	(273,971)	1,048,760

Gross margin	14,075	46,708	107,279	—	168,062
Selling, marketing and general and administrative expenses	36,790	24,621	38,072	—	99,483

Operating income (loss)	(22,715)	22,087	69,207	—	68,579
Equity in subsidiary income	79,474	8,388	—	(87,862)	—
Other income (expense) — net	(3,406)	350	(7,131)	—	(10,187)
Interest income	151	79	882	—	1,112
Interest expense	29,910	79	7,790	—	37,779

Income before income taxes	23,594	30,825	55,168	(87,862)	21,725
Income taxes	5,693	6,112	(7,981)	—	3,824

Net income	$17,901	$24,713	$63,149	$(87,862)	$17,901

PREDECESSOR

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended March 22, 2003

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(Dollars in thousands)
Revenues, net	$96,185	$432,831	$803,294	$(259,140)	$1,073,170
Cost of products sold	69,640	371,625	712,914	(259,140)	895,039

Gross margin	26,545	61,206	90,380	—	178,131
Selling, marketing and general and administrative expenses	28,887	23,285	37,169	—	89,341

Operating income (loss)	(2,342)	37,921	53,211	—	88,790
Equity in subsidiary income	73,874	5,252	—	(79,126)	—
Other income (expense) — net	(165)	119	2,091	—	2,045
Interest income	1,179	119	1,402	—	2,700
Interest expense	17,831	28	1,788	—	19,647

Income before income taxes	54,715	43,383	54,916	(79,126)	73,888
Income taxes	(6,073)	16,024	3,149	—	13,100

Net income	$60,788	$27,359	$51,767	$(79,126)	$60,788

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

PREDECESSOR

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Half Year Ended June 15, 2002

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(Dollars in thousands)
Revenues, net	$188,754	$906,451	$1,473,414	$(391,019)	$2,177,600
Cost of products sold	142,213	786,674	1,260,519	(391,019)	1,798,387

Gross margin	46,541	119,777	212,895	—	379,213
Selling, marketing and general and administrative expenses	48,927	55,342	70,072	—	174,341

Operating income (loss)	(2,386)	64,435	142,823	—	204,872
Equity in subsidiary income	54,862	7,033	—	(61,895)	—
Other income (expense) — net	(2,635)	255	(2,086)	—	(4,466)
Interest income	1,717	286	2,597	—	4,600
Interest expense	29,821	83	4,093	—	33,997

Income before income taxes and cumulative effect of a change in accounting principle	21,737	71,926	139,241	(61,895)	171,009
Income taxes	18,528	24,870	4,485	—	47,883

Income before cumulative effect of a change in accounting principle	3,209	47,056	134,756	(61,895)	123,126
Cumulative effect of a change in accounting principle	—	(7,260)	(112,657)	—	(119,917)

Net income	$3,209	$39,796	$22,099	$(61,895)	$3,209

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

SUCCESSOR

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
As of June 14, 2003

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$11,754	$(5,296)	$89,558	$—	$96,016
Receivables, net of allowances	106,833	109,731	422,037	(9,248)	629,353
Inventories	76,604	67,277	287,031	—	430,912
Prepaid expenses	8,899	9,235	31,269	—	49,403
Deferred income tax assets	28,693	18,102	—	—	46,795

Total current assets	232,783	199,049	829,895	(9,248)	1,252,479
Investments	1,896,321	304,973	75,649	(2,196,824)	80,119
Property, plant and equipment, net	300,651	266,359	836,665	—	1,403,675
Goodwill and intangible assets, net	734,775	90,391	346,167	—	1,171,333
Other assets, net	55,482	4,626	83,074	—	143,182

Total assets	$3,220,012	$865,398	$2,171,450	$(2,206,072)	$4,050,788

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$120,215	$223,267	$425,329	$(9,248)	$759,563
Current portion of long-term debt	9,968	—	25,957	—	35,925
Notes payable	—	590	8,040	—	8,630

Total current liabilities	130,183	223,857	459,326	(9,248)	804,118
Intercompany payables (receivables)	550,283	61,083	(611,366)	—	—
Long-term debt	1,584,061	1,785	329,640	—	1,915,486
Deferred income tax liabilities	193,273	46,957	176,695	—	416,925
Other long-term liabilities	326,702	39,145	80,527	—	446,374
Minority interests	—	5,796	26,579	—	32,375
Total shareholders’ equity	435,510	486,775	1,710,049	(2,196,824)	435,510

Total liabilities and shareholders’ equity	$3,220,012	$865,398	$2,171,450	$(2,206,072)	$4,050,788

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

PREDECESSOR

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 28, 2002

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$395,106	$(2,857)	$254,718	$—	$646,967
Receivables, net of allowances	97,088	135,985	330,260	(57,906)	505,427
Inventories	63,763	84,099	289,248	—	437,110
Prepaid expenses	2,532	10,702	29,233	—	42,467
Deferred income tax assets	14,048	22,794	—	—	36,842

Total current assets	572,537	250,723	903,459	(57,906)	1,668,813
Investments	2,673,449	502,016	76,534	(3,171,060)	80,939
Property, plant and equipment, net	48,617	274,836	703,112	—	1,026,565
Goodwill and intangible assets, net	28	1,127	130,925	—	132,080
Other assets, net	57,868	2,183	66,014	2,390	128,455

Total assets	$3,352,499	$1,030,885	$1,880,044	$(3,226,576)	$3,036,852

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$100,272	$279,898	$369,755	$(38,981)	$710,944
Current portion of long-term debt	209,252	—	21,561	—	230,813
Notes payable	—	678	10,923	—	11,601

Total current liabilities	309,524	280,576	402,239	(38,981)	953,358
Intercompany payables (receivables)	1,140,247	(966,127)	(174,120)	—	—
Long-term debt	852,791	1,693	27,996	—	882,480
Deferred income tax liabilities	—	16,442	2,552	(16,535)	2,459
Other long-term liabilities	304,826	44,506	74,822	—	424,154
Minority interests	—	6,720	22,570	—	29,290
Total shareholders’ equity	745,111	1,647,075	1,523,985	(3,171,060)	745,111

Total liabilities and shareholders’ equity	$3,352,499	$1,030,885	$1,880,044	$(3,226,576)	$3,036,852

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

SUCCESSOR

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended June 14, 2003

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(Dollars in thousands)
OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$85,702	$(5,595)	$60,659	$—	$140,766

INVESTING ACTIVITIES
Proceeds from sales of assets	29,154	2,599	2,598	—	34,351
Purchases of investments	(1,022)	—	(3)	—	(1,025)
Capital additions	(573)	(981)	(44,810)	—	(46,364)
Repurchase of common stock in going-private merger transaction	(1,434,902)	—	—	—	(1,434,902)
Transaction costs paid in going-private merger transaction	(88,089)	—	—	—	(88,089)

Cash flow (used in) provided by investing activities	(1,495,432)	1,618	(42,215)	—	(1,536,029)

FINANCING ACTIVITIES
Short-term debt borrowings	—	168	—	—	168
Short-term debt repayments	—	(313)	(4,024)	—	(4,337)
Long-term debt borrowings, net of debt issuance costs	1,796,861	505	207	—	1,797,573
Long-term debt repayments	(1,031,968)	(287)	(38,220)	—	(1,070,475)
Dividends paid to minority shareholders	—	(755)	(300)	—	(1,055)
Capital contribution by DHM Holding Company, Inc.	125,000	—	—	—	125,000

Cash flow provided by (used in) financing activities	889,893	(682)	(42,337)	—	846,874

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	3,405	—	3,405

Decrease in cash and cash equivalents	(519,837)	(4,659)	(20,488)	—	(544,984)
Cash and cash equivalents at beginning of period	531,591	(637)	110,046	—	641,000

Cash and cash equivalents at end of period	$11,754	$(5,296)	$89,558	$—	$96,016

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

PREDECESSOR

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended March 22, 2003

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(Dollars in thousands)
OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$146,297	$2,259	$(147,151)	$—	$1,405

INVESTING ACTIVITIES
Proceeds from sales of assets	834	33	876	—	1,743
Capital additions	(621)	—	(3,206)	—	(3,827)

Cash flow provided by (used in) investing activities	213	33	(2,330)	—	(2,084)

FINANCING ACTIVITIES
Short-term debt borrowings	—	1,786	6,991	—	8,777
Short-term debt repayments	(4,353)	(1,730)	(4,576)	—	(10,659)
Long-term debt borrowings	—	15	4,178	—	4,193
Long-term debt repayments	—	(143)	(2,809)	—	(2,952)
Proceeds from issuance of common stock	2,768	—	—	—	2,768
Dividends paid to common shareholders	(8,440)	—	—	—	(8,440)

Cash flow (used in) provided by financing activities	(10,025)	(72)	3,784	—	(6,313)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	1,025	—	1,025

Increase (decrease) in cash and cash equivalents	136,485	2,220	(144,672)	—	(5,967)
Cash and cash equivalents at beginning of period	395,106	(2,857)	254,718	—	646,967

Cash and cash equivalents at end of period	$531,591	$(637)	$110,046	$—	$641,000

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

PREDECESSOR

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Half Year Ended June 15, 2002

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(Dollars in thousands)
OPERATING ACTIVITIES
Cash flow (used in) provided by operating activities	$(71,560)	$9,696	$132,619	$—	$70,755

INVESTING ACTIVITIES
Proceeds from sales of assets	1,336	11,868	6,529	—	19,733
Purchases of investments	—	—	(515)	—	(515)
Capital additions	(2,085)	(18,927)	(135,002)	—	(156,014)

Cash flow used in investing activities	(749)	(7,059)	(128,988)	—	(136,796)

FINANCING ACTIVITIES
Short-term debt borrowings	—	164	24,369	—	24,533
Short-term debt repayments	—	—	(10,418)	—	(10,418)
Long-term debt borrowings	398,071	20	1,181	—	399,272
Long-term debt repayments	(73,271)	—	(12,975)	—	(86,246)
Dividends paid to common shareholders	(16,791)	—	—	—	(16,791)
Proceeds from issuance of common stock	3,867	—	—	—	3,867

Cash flow provided by financing activities	311,876	184	2,157	—	314,217

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	1,916	—	1,916

Increase in cash and cash equivalents	239,567	2,821	7,704	—	250,092
Cash and cash equivalents at beginning of period	93,282	(4,656)	272,700	—	361,326

Cash and cash equivalents at end of period	$332,849	$(1,835)	$280,404	$—	$611,418

DOLE FOOD COMPANY, INC.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Going-Private Merger and Refinancing Transactions

On December 18, 2002, the Company signed a definitive merger agreement with David H. Murdock, the Company’s Chairman and Chief Executive Officer, pursuant to which Mr. Murdock would acquire the approximately 76% of the Company’s common stock that he and his affiliates did not already own for $33.50 per share in cash. On March 26, 2003, the merger was approved at a special meeting of the Company’s stockholders. The transaction was successfully completed on March 28, 2003 and the Company became wholly owned by Mr. Murdock through DHM Holding Company, Inc., a Delaware corporation (“HoldCo”). As a result of the transaction, the Company’s outstanding shares of common stock were retired and all outstanding stock options were settled in cash, except those options held by Mr. Murdock that were cancelled without payment.

The purchase price of all of the outstanding common stock of the Company not already owned by Mr. Murdock and his affiliates, plus transaction costs, was approximately $1.54 billion. The funds necessary to purchase these shares of the Company consisted of a $125 million capital contribution by HoldCo, funds borrowed under $1.125 billion of new senior secured credit facilities (consisting of $825 million of term loan facilities and $300 million of revolving credit facilities) and the issuance of $475 million principal amount of 8.875% Senior Notes due 2011 (the “2011 Notes”). The 2011 Notes were offered within the United States only to qualified institutional investors pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”) and to persons outside the United States in compliance with Regulation S under the Securities Act. The Credit Agreement with respect to the new senior secured credit facilities and the Indenture with respect to the 2011 Notes contain significant restrictions and covenants affecting, among other things, the operations and finances of the Company and its subsidiaries.

In addition, on March 28, 2003, the Company repaid its 7% Senior Notes due 2003 and called for redemption its 6.375% Senior Notes due 2005 with outstanding balances of approximately $209.8 million and $300 million, respectively, at March 22, 2003. The Company’s 7.25% Senior Notes due 2009 and 7.875% Debentures due 2013 remain outstanding; however, the terms of both the Senior Notes due 2009 and Debentures due 2013 were modified to provide for substantially the same interest rates, covenants and guarantees from certain of the Company’s subsidiaries as are provided for by the 2011 Notes. The modifications provide for interest at 8.625% on the Senior Notes due 2009 and 8.75% on the Debentures due 2013.

In connection with the transaction, the Company sold its interest in an aircraft under an operating sale-leaseback agreement for approximately $28.9 million, which approximated its book value. The Company also purchased shipping containers for approximately $76.5 million that were previously leased under separate capital and operating lease agreements and modified the provisions of its corporate headquarters financing facility to provide for substantially the same interest rate as the new senior secured credit facilities.

On May 29, 2003, the Company issued and sold $400 million aggregate principal amount of 7.25% Senior Notes due 2010 (the “2010 Notes”) in an offering exempt from the registration requirements of the Securities Act of 1933. The Company used the net proceeds from this offering of approximately $392.7 million, together with other available cash of $7.3 million, to prepay $400 million of the term loans under the senior secured credit facility. In connection with the offering, the Company and the lenders under the senior secured credit facility effected certain amendments to the Company’s senior secured credit facility. The indenture with respect to the 2010 Notes contains covenants and restrictions substantially identical to those under the 2011 Notes.

The going-private merger transaction has been accounted for as a purchase at the HoldCo level with the related purchase accounting pushed-down to the Company as of the date of the transaction.

In July 2003, the Company filed two registration statements on Form S-4 with the Securities and Exchange Commission (“SEC”) offering the holders of the 2011 Notes and the 2010 Notes the opportunity to exchange their notes for publicly registered notes having substantially identical terms, except for certain restrictions on transfer that pertain to the original notes. These registration statements were declared effective on July 21, 2003. The exchange offer commenced on July 25, 2003, and expires on August 25, 2003, unless extended.

Results of Operations

As a result of the going-private merger transaction, the Company’s Condensed Consolidated Financial Statements present the results of operations, financial position and cash flows prior to the date of the merger transaction as the “Predecessor.” The merger transaction and the Company’s results of operations, financial position and cash flows thereafter are presented as the “Successor.” Predecessor results have not been aggregated with those of the Successor in accordance with accounting principles generally accepted in the U.S. and accordingly the Company’s Condensed Consolidated Financial Statements do not show results of operations or cash flows for the half year ended June 14, 2003. However, in order to facilitate an understanding of the Company’s results in comparison with the half year ended June 15, 2002, the results of operations of the Predecessor for the quarter ended March 22, 2003 and the Successor for the quarter ended June 14, 2003, are presented combined (“Combined”).

The push-down of purchase accounting to the Company and the substantial increase in debt as a result of the going-private merger and refinancing transactions, have had a significant impact on the Company’s results of operations in the quarter and combined half year ended June 14, 2003 in comparison to the Predecessor results for the quarter and half year ended June 15, 2002. Included in the Company’s results of operations for the quarter and combined half year ended June 14, 2003 is approximately $5.8 million of purchase accounting related depreciation and amortization, $38.6 million of purchase accounting step-up of inventory (for a total of $44.4 million), and $22.0 million of going-private related expenses. The impact of these expenses on the Company’s results of operations for the quarter and half year ended June 14, 2003 are as follows: increase in costs of products sold ($44.4 million); increase in selling, marketing and general and administrative expenses ($11.5 million); decrease in other income (expense) — net ($10.5 million); and decrease in income before income taxes ($66.4 million). Refer to Note 5 to the Condensed Consolidated Financial Statements for information on the pro forma results of operations as if the going-private merger and refinancing transactions had occurred at the beginning of each of the periods presented.

Selected results of operations for the quarters and half years ended June 14, 2003 and June 15, 2002 were as follows (in thousands):

	Quarter Ended

	June 14,	June 15,
	2003	2002

	Successor	Predecessor

Revenues, net	$1,216,822	$1,118,185
Operating income	$68,579	$108,269
Interest expense	$37,779	$19,466
Income taxes	$3,824	$21,397
Net income	$17,901	$66,848

	Quarter Ended		Half Year Ended	Half Year Ended

	June 14,	March 22,	June 14,	June 15,
	2003	2003	2003	2002

	Successor	Predecessor	Combined	Predecessor
(in thousands)
Revenues, net	$1,216,822	$1,073,170	$2,289,992	$2,177,600
Operating income	$68,579	$88,790	$157,369	$204,872
Interest expense	$37,779	$19,647	$57,426	$33,997
Income taxes	$3,824	$13,100	$16,924	$47,883
Cumulative effect of a change in accounting principle	$—	$—	$—	$(119,917)
Net income	$17,901	$60,788	$78,689	$3,209

Revenues

For the quarter ended June 14, 2003, revenues increased 9% to $1.22 billion from $1.12 billion in the quarter ended June 15, 2002. The increase is primarily due to favorable U.S. dollar exchange rates versus the euro, Swedish krona, and Japanese yen, which positively impacted revenues, primarily in the fresh fruit segment, by approximately $77.9 million, as well as overall improved volumes and pricing in the Company’s fresh fruit, fresh vegetables and packaged foods segments, partially offset by the divestiture of certain businesses in the prior year.

For the half year ended June 14, 2003, revenues increased 5% to $2.29 billion from $2.18 billion in the prior year due primarily to favorable U.S. dollar exchange rates versus the euro, Swedish krona and Japanese yen, which positively impacted revenues, primarily in the fresh fruit segment, by approximately $140.6 million, as well as overall improved volumes and pricing in the Company’s fresh fruit and packaged foods segments, partially offset by significantly lower pricing in commodity vegetables in the first quarter of 2003 and the divestiture of certain businesses in the prior year.

There were no purchase accounting adjustments that impacted revenues for the quarter or half year ended June 14, 2003.

Operating Income

For the quarter ended June 14, 2003, operating income decreased to $68.6 million from $108.3 million in the quarter ended June 15, 2002. The decrease was primarily attributable to increased expenses of approximately $44.4 million as a result of purchase accounting adjustments to inventory ($38.6 million), property, plant and equipment ($3.4 million) and amortizable intangibles ($2.4 million). In addition, the Company incurred a charge of approximately $7.9 million related to the settlement of litigation in connection with the going-private merger transaction. These expenses were partially offset by improved operating results in the Company’s fresh vegetables, packaged foods and fresh-cut flowers segments and favorable U.S. dollar exchange rates versus the euro, the Swedish krona, and Japanese yen.

For the half year ended June 14, 2003, operating income decreased to $157.4 million from $204.9 million in the prior year. The decrease was primarily attributable to the factors mentioned above, except for fresh vegetables, which was impacted by lower commodity pricing in the first quarter of 2003. Higher prices in the prior year were due to product shortages in the first quarter of 2002.

Interest Expense and Income Taxes

Interest expense for the quarter ended June 14, 2003 was $37.8 million compared to $19.5 million in the quarter ended June 15, 2002. Interest expense for the half year ended June 14, 2003 was $57.4 million compared to $34 million in the prior year. Interest expense in the quarter and half year ended June 14, 2003 increased primarily as a result of additional debt issued to finance the going-private merger transaction, net of repayments, of approximately $860.8 million, as well as the issuance of $400 million 7.25% unsecured senior notes due 2009, during the second quarter of 2002.

As a result of the consummation of the going-private merger transaction, income tax expense for the quarter ended March 22, 2003 was based on earnings for the period from December 29, 2002 through March 22, 2003, to reflect the final separate financial reporting period for the Company in its predecessor form. After the consummation of the going-private transaction, the results of operations are attributable to the new successor company.

Income tax expense for the quarter ended June 14, 2003 of $3.8 million reflects the Company’s expected effective income tax rate of approximately 18% for the three-quarter Successor period ending January 3, 2004. Income tax expense of approximately $13.1 million for the quarter ended March 22, 2003 reflects the Company’s effective income tax rate for that quarter of approximately 18%. Income tax expense for the quarter and half year ended June 15, 2002, of approximately $21.4 million and $47.9 million, respectively, reflects the Company’s then expected effective income tax rate for the full fiscal year of 28%. For both the quarters ended June 14, 2003 and March 22, 2003 and the quarter and half year ended June 15, 2002, the Company’s effective income tax rate differs from the U.S. federal statutory rate primarily due to earnings from operations being taxed in foreign jurisdictions at a net effective rate lower than the U.S. rate. No U.S. taxes have been provided on these earnings because such earnings are intended to be indefinitely invested outside the U.S.

Cumulative Effect of a Change in Accounting Principle

During the second quarter of 2002, the Company completed the two-step process of the transitional goodwill impairment test prescribed in Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets.” The transitional goodwill impairment test resulted in the Company recognizing a non-cash transitional goodwill impairment charge of $119.9 million related entirely to the fresh-cut flowers reporting segment. As required by FAS 142, the $119.9 million charge has been retroactively reflected in the first half of 2002 as a cumulative effect of a change in accounting principle in the Company’s Condensed Consolidated Statement of Operations.

Segment Results of Operations

The Company’s management evaluates and monitors segment performance primarily through earnings before interest expense and income taxes (“EBIT”). EBIT is calculated by adding income taxes and interest expense to net income. Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to the Company as a whole. EBIT is not defined under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered in isolation or as a substitute for net income or cash flow measures prepared in accordance with GAAP or as a measure of the Company’s profitability or liquidity. Additionally, the Company’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate EBIT in the same fashion.

Revenues from external customers and EBIT for the reportable operating segments and corporate and other were as follows (in thousands):

	Quarter Ended

	June 14,	June 15,
	2003	2002

	Successor	Predecessor

Revenues from external customers:
Fresh fruit	$830,737	$738,262
Fresh vegetables	199,973	196,690
Packaged foods	134,482	130,046
Fresh-cut flowers	44,201	45,850
Other operating segments	7,429	7,337

	$1,216,822	$1,118,185

EBIT:
Fresh fruit	$80,956	$98,856
Fresh vegetables	18,360	13,289
Packaged foods	(5,817)	12,056
Fresh-cut flowers	(1,110)	(1,880)
Other operating segments	(245)	243

Total operating segments	92,144	122,564
Corporate and other	(32,640)	(14,853)
Interest expense	37,779	19,466

Income before income taxes	$21,725	$88,245

	Quarter Ended		Half Year Ended	Half Year Ended

	June 14,	March 22,	June 14,	June 15,
	2003	2003	2003	2002

	Successor	Predecessor	Combined	Predecessor

Revenues from external customers:
Fresh fruit	$830,737	$725,115	$1,555,852	$1,389,002
Fresh vegetables	199,973	176,865	376,838	420,666
Packaged foods	134,482	116,712	251,194	257,934
Fresh-cut flowers	44,201	48,506	92,707	98,651
Other operating segments	7,429	5,972	13,401	11,347

	$1,216,822	$1,073,170	$2,289,992	$2,177,600

	Quarter Ended		Half Year Ended	Half Year Ended

	June 14,	March 22,	June 14,	June 15,
	2003	2003	2003	2002

	Successor	Predecessor	Combined	Predecessor

EBIT:
Fresh fruit	$80,956	$70,174	$151,130	$145,664
Fresh vegetables	18,360	16,703	35,063	57,013
Packaged foods	(5,817)	11,693	5,876	25,466
Fresh-cut flowers	(1,110)	6,394	5,284	1,225
Other operating segments	(245)	65	(180)	248

Total operating segments	92,144	105,029	197,173	229,616
Corporate and other	(32,640)	(11,494)	(44,134)	(24,610)
Interest expense	37,779	19,647	57,426	33,997

Income before income taxes and cumulative effect of a change in accounting principle	$21,725	$73,888	$95,613	$171,009

Fresh Fruit

Fresh fruit revenues in the quarter ended June 14, 2003 increased 13% to $830.7 million from $738.3 million in the quarter ended June 15, 2002. The increase in fresh fruit revenues was primarily due to favorable foreign currency exchange rates versus the U.S. dollar, improved volumes and pricing of DOLE PREMIUM SELECT® pineapples sold in North America and Europe and higher volumes in the Company’s Chilean deciduous and Asian citrus businesses, partially offset by lower local pricing for bananas in Asia. Fresh fruit revenues in the half year ended June 14, 2003 increased 12% to $1.56 billion from $1.39 billion in the half year ended June 15, 2002. Revenues for the half year were impacted by favorable foreign currency exchange rates versus the U.S. dollar, improved volumes and pricing of DOLE PREMIUM SELECT® pineapples sold in North America and Europe, improved volumes of DOLE PREMIUM SELECT® pineapples in Asia, and higher volumes of bananas, citrus and deciduous sold in Asia, partially offset by lower local pricing of bananas in Asia.

Fresh fruit EBIT in the quarter ended June 14, 2003 decreased to $81 million from $98.9 million in the quarter ended June 15, 2002. EBIT decreased primarily due to the impact of purchase accounting, resulting in additional depreciation and amortization and step-up of inventory of approximately $14.7 million, as well as increased shipping costs, primarily due to higher fuel prices, and pricing pressure in North America and Asia bananas. The decrease in EBIT was partially offset by favorable foreign currency exchange rates and increased pineapple earnings. Fresh fruit EBIT in the half year ended June 14, 2003 increased to $151.1 million from $145.7 million in the half year ended June 15, 2002. The increase was due to favorable exchange rates, higher pineapple sales and the absence in the current year of a $4 million legal expense in the first quarter of 2002 related to DBCP litigation. This was partially offset by the impact of purchase accounting in the second quarter of 2003 and lower earnings in Chile, due partly to higher third party shipping costs.

Fresh Vegetables

Fresh vegetables revenues for the quarter ended June 14, 2003 increased to $200 million from $196.7 million in the quarter ended June 15, 2002. The increase was due to higher volumes in the Company’s North American commodity and value-added businesses, combined with favorable lettuce pricing, partially offset by the disposition of all of the Company’s interest in Pascual Hermanos, S.A. (“Pascual Hermanos”) in the third quarter of 2002. Fresh vegetables revenues for the half year ended June 14, 2003 decreased to $376.8 million from $420.7 million in the half year ended June 15, 2002. The decrease in half year revenues was mainly attributable to significantly lower North American commodity vegetable prices in the first fiscal quarter of 2003, and the sale of Pascual Hermanos. Higher prices in 2002 were primarily due to an industry-wide lettuce shortage in the first quarter of 2002. These decreases were partially offset by higher commodity and value-

added volumes. Pascual Hermanos revenues were approximately $8.3 million and $24.5 million, respectively, in the quarter and half year ended June 15, 2002.

Fresh vegetables EBIT for the quarter ended June 14, 2003 increased to $18.4 million from $13.3 million in the quarter ended June 15, 2002. The increase in EBIT was primarily due to the same factors that drove the increase in revenues, partially offset by the $1.4 million impact of purchase accounting in the current quarter. Fresh vegetables EBIT for the half year ended June 14, 2003 decreased to $35.1 million from $57 million in the half year ended June 15, 2002. The decrease was primarily due to lower margins in the current year caused by the lettuce shortage in the first quarter of 2002, which led to significantly higher margins in the prior year, as well as the sale of Pascual Hermanos, partially offset by higher revenues in the second quarter. Pascual Hermanos EBIT was a loss of $1.4 million and earnings of $4.8 million, respectively, in the quarter and half year ended June 15, 2002.

Packaged Foods

Packaged foods revenues for the quarter ended June 14, 2003 increased to $134.5 million from $130 million in the quarter ended June 15, 2002. The increase in revenues for the quarter was due to higher volumes of canned pineapple products in North America, mainly due to the timing of the Easter holiday (in 2002, Easter occurred in the first quarter, whereas Easter occurred in the second quarter in 2003). The increase in revenues was partially offset by the disposal of Saman S.A. (“Saman”) during the third quarter of 2002. Packaged foods revenues for the half year ended June 14, 2003 decreased to $251.2 million from $257.9 million in the half year ended June 15, 2002. The decrease in half year revenues was mainly attributable to the disposal of Saman partially offset by higher volumes in the Company’s FRUIT BOWLS and FRUIT-N-GEL BOWLS products and higher volumes of canned pineapple sold in North America. Saman revenues were approximately $8.1 million and $16.2 million, respectively, in the quarter and half year ended June 15, 2002.

EBIT in the packaged foods segment for the quarter ended June 14, 2003 decreased to a loss of $5.8 million from earnings of $12.1 million in the quarter ended June 15, 2002. EBIT for the quarter decreased primarily due to the impact of purchase accounting, which resulted in approximately $23 million of additional depreciation and amortization and step-up of inventory partially offset by higher revenues and the absence of losses from Saman, which was sold in the prior year. Packaged foods EBIT for the half year ended June 14, 2003 decreased to $5.9 million from $25.5 million in the half year ended June 15, 2002. The decrease is primarily due to the $23 million impact of purchase accounting and the timing of advertising costs offset by higher revenues and the absence of losses from Saman. Saman EBIT was a loss of approximately $1.1 million and $1.7 million, respectively, in the quarter and half year ended June 15, 2002.

Fresh-Cut Flowers

Fresh-cut flowers revenues for the quarter ended June 14, 2003 decreased to $44.2 million from $45.9 million in the quarter ended June 15, 2002. Revenues for the half year ended June 14, 2003 decreased to $92.7 million from $98.7 million in the half year ended June 15, 2002. The decrease in revenues for the quarter and half year ended June 14, 2003, was primarily due to lower pricing, primarily in the wholesale commodity sector.

EBIT in the fresh-cut flowers segment for the quarter ended June 14, 2003 improved to a loss of $1.1 million from a loss of $1.9 million in the quarter ended June 15, 2002. EBIT for the quarter benefited from lower operating costs, primarily as a result of the closure during 2002 of five production farms in Colombia and one in Mexico, lower third party purchases and favorable foreign currency exchange rates, primarily between the U.S. dollar and the Colombian peso, resulting in lower U.S. dollar equivalent product costs, partially offset by increased depreciation and amortization of approximately $5.3 million due to the impact of purchase accounting and lower revenues. Fresh-cut flowers EBIT for the half year ended June 14, 2003 increased to $5.3 million from $1.2 million in the half year ended June 15, 2002. The increase was primarily due to the same factors impacting the quarter ended June 14, 2003, as well as lower import duties resulting from the Andean Trade Preference Act.

Corporate and Other

Corporate and other EBIT decreased in the quarter ended June 14, 2003 to a loss of $32.6 million from a loss of $14.9 million in the quarter ended June 15, 2002. The decrease in EBIT in the quarter is primarily due to a charge of $10.5 million incurred on the early retirement of debt in the refinancing transaction, increased legal expenses due to a litigation settlement of $7.9 million, additional depreciation as a result of the sale-leaseback of an aircraft and lower interest income due to lower average cash balances, partially offset by a loss on the early extinguishment of debt incurred in the second quarter of 2002 of $2.5 million. Corporate and other EBIT for the half year ended June 14, 2003 decreased to a loss of $44.1 million from a loss of $24.6 million in the half year ended June 15, 2002. The decrease for the half year is primarily due to the same factors that impacted EBIT for the quarter ended June 14, 2003.

Adoption of New Accounting Policies

In the quarters ended March 22, 2003 and June 14, 2003, the Company adopted new accounting policies in accordance with the provisions of the following recently issued accounting pronouncements. With the exception of the adoption of a new accounting policy for interests in variable-interest entities acquired before February 1, 2003, these new accounting policies became effective December 29, 2002, the first day of the Company’s 2003 fiscal year:

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

Restructuring Costs: In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“FAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that the fair value of an initial liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when the entity commits to an exit plan, thereby eliminating the definition and requirements for recognition of exit costs. The adoption of FAS 146 did not have a material impact on the Company’s financial condition or results of operations.

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

Stock-Based Compensation: In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“FAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” FAS 148 amends Statement of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Beginning on December 29, 2002, the Company elected to adopt the fair value method of accounting for stock-based employee compensation. Prior to December 29, 2002, the Company applied the intrinsic value method of accounting for stock options issued to employees. The Company has elected to apply the prospective method of adoption outlined in FAS 148. The prospective method applies the recognition provisions of FAS 123 to all employee awards granted, modified or settled after the beginning of the fiscal years in which the recognition provisions are first applied. The adoption of the fair value method of accounting for stock options issued to employees, on a prospective basis, did not have a material impact on the Company’s financial condition or results of operations for the quarter ended March 22, 2003. In connection with the going-private merger transaction, the Company settled or cancelled all outstanding stock options.

Special-Purpose Entities: In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This standard clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities (more commonly know as Special-Purpose Entities or SPEs). FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. This statement is immediately effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. In connection with the going-private merger transaction, effective March 23, 2003, the Company elected to early adopt the provisions of FIN 46 applicable to interests in variable interest entities acquired before February 1, 2003. The adoption of FIN 46 resulted in the Company consolidating the variable-interest entity that owns the Company’s corporate headquarters building. The consolidation resulted in an increase in the Company’s long-term debt of approximately $54.9 million and an increase in assets, primarily land and buildings, of approximately $49.5 million. The difference of approximately $5.4 million was allocated to goodwill in purchase accounting. In addition, for the quarter ended June 14, 2003, the consolidation of the variable interest entity resulted in an increase in interest expense of approximately $0.6 million, with a corresponding decrease in rent expense, and additional depreciation expense of approximately $0.4 million.

The adoption of the above-mentioned accounting policies have had no impact on the Company’s critical accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2002.

In addition to the adoption of the new accounting policies described above, the Company will adopt the following new accounting pronouncements in the third fiscal quarter of 2003.

Derivative Instruments and Hedging Activities: In April 2003, the FASB issued FASB Statement of Financial Accounting Standards No. 149 (“FAS 149”), “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying hedged risk to conform to language used in FIN 45 and amends certain other existing pronouncements. This statement, the provisions of which are to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of FAS 149 to have a material impact on the Company’s financial condition or results of operations.

Financial Instruments: In May 2003, the FASB issued FASB Statement of Financial Accounting Standards No. 150 (“FAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of this statement apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. This statement does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. This statement also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and will otherwise be effective for the Company on June 15, 2003, the beginning of the Company’s next fiscal quarter. The Company does not expect the adoption of FAS 150 to have a material impact on the Company’s financial condition or results of operations.

Liquidity and Capital Resources

Cash flows provided by operating activities increased to $142.2 million in the combined half year ended June 14, 2003 from $70.8 million in the half year ended June 15, 2002. The increase of approximately $71.4 million was primarily a result of an income tax payment of approximately $67 million made in the first half of 2002 related to the gain on the disposition of the Company’s Honduran beverage business in 2001. In addition, in the half year ended June 14, 2003, inventory levels decreased compared to prior year as there was a build-up of FRUIT BOWLS and FRUIT-N-GEL BOWLS inventory in 2002 to support higher sales volumes. This was partially offset by an increase in receivables of $12.6 million primarily due to increased revenues in the quarter ended June 14, 2003.

Cash flows used in investing activities increased to $1.54 billion in the combined half year ended June 14, 2003 from $136.8 million in the half year ended June 15, 2002. The increase is primarily a result of cash used to consummate the going-private merger transaction of approximately $1.52 billion, including $88.1 million of transaction expenses, partially offset by lower capital expenditures and higher proceeds from the sale of assets, including $28.9 million from the sale-leaseback of an aircraft.

Cash flows from financing activities increased to $840.6 million in the combined half year ended June 14, 2003 from $314.2 million in the half year ended June 15, 2002. The increase is primarily due to the issuance of additional debt, net of repayments, of $860.8 million and an equity contribution of $125 million to finance the going-private merger transaction, partially offset by debt issuance costs of $58.1 million and additional debt repayments in the quarter ended June 14, 2003 of $77.2 million.

The Company uses net debt (total debt less cash) as a supplementary measure of leverage. Net debt is not defined under GAAP and should not be considered in isolation as an indicator of leverage. Additionally, the Company’s calculation of net debt may not be comparable to other similarly titled measures computed by other companies. During the first half of 2003, net debt (derived by subtracting cash of $96 million from total debt of $1.960 billion) increased by approximately $1.386 billion to $1.864 billion. The increase during the first half of 2003 was primarily due to the use of cash on hand of approximately $636 million and new debt issued of approximately $1.81 billion in connection with the going-private merger and refinancing transactions, as well as the consolidation of approximately $54.9 million in debt under the Company’s corporate headquarters financing facility arrangement as a result of the adoption of FIN 46. This increase was partially offset by the repayment of approximately $949.4 million of pre-existing and new debt, also in connection with the going-private merger and refinancing transactions and positive cash flows from operations. Refer to the discussion of the going-private merger transaction for further details of debt issued and repaid in the going-private merger and refinancing transactions. The Company’s net debt to net debt and equity percentage increased to 81% at June 14, 2003 from 39% at the end of 2002.

As of June 14, 2003, the Company had outstanding balances under its new senior secured credit facilities of approximately $457.8 million, consisting of $417.8 million of term loans and $40 million outstanding under revolving credit facilities. At June 14, 2003, the Company had approximately $221.3 million available under the $300 million revolving credit portion of the senior secured credit facilities. Provisions under the senior secured credit facilities and the indentures to the Company’s senior notes and debentures require the Company to comply with certain financial covenants. These covenants include financial performance measures, such as minimum required interest coverage ratios, minimum fixed charge coverage ratios, minimum quarterly earnings and maximum permitted leverage ratios, as well as limitations on, among other things, indebtedness, capital expenditures, investments, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. At June 14, 2003, the Company was in compliance with all applicable covenants.

In connection with the consummation of the going-private merger transaction the Company’s $400 million, 5-year credit facility, was cancelled.

The Company believes that its existing cash balances, cash flow from operations and available borrowings under the revolving credit portion of the new senior secured credit facility will enable it to meet its working capital, capital expenditure, revolving and term debt maturity and other funding requirements.

Factors impacting the Company’s cash flow from operations include such items as commodity prices, interest rates and foreign currency exchange rates, among other things, as set forth in the Company’s Form 10-K for the fiscal year ended December 28, 2002 and in subsequent SEC filings, and as set forth in Item 3 below.

The Company distributes its products in more than 90 countries throughout the world. Some of the Company’s costs are incurred in currencies different from those received from the sale of products. Its international sales are mainly transacted in U.S. dollars, and euro, Swedish krona and Japanese yen currencies. Since the Company transacts business throughout the world, it is subject to risks associated with fluctuations in foreign currency exchange rates, primarily the euro, the Swedish krona and the Japanese yen. During the first half of 2003, these three currencies strengthened against the U.S. dollar, resulting in higher revenues for the quarter and half year ended June 14, 2003. The ultimate impact of future changes to these and other currency exchange rates in 2003 is not determinable at this time.

Supplemental Financial Information

The following financial information has been presented, as management believes that it is useful information to some readers of the Company’s consolidated financial statements (in thousands).

	June 14,	December 28,
	2003	2002

	Successor	Predecessor

Balance Sheet Data:
Total working capital (current assets less current liabilities)	$448,361	$715,455
Total assets	$4,050,788	$3,036,852
Total debt	$1,960,041	$1,124,894
Total shareholders’ equity	$435,510	$745,111

	Quarter Ended

	June 14,	June 15,
	2003	2002

	Successor	Predecessor

Other Financial Data:
Net income	$17,901	$66,848
Interest expense	37,779	19,466
Income taxes	3,824	21,397
Depreciation and amortization	33,477	25,773

EBITDA	$92,981	$133,484
EBITDA margin	7.6%	11.9%
Capital expenditures	$46,364	$139,377

	Quarter Ended		Half Year Ended	Half Year Ended

	June 14,	March 22,	June 14,	June 15,
	2003	2003	2003	2002

	Successor	Predecessor	Combined	Predecessor
(in thousands)
Other Financial Data:
Net income	$17,901	$60,788	$78,689	$3,209
Interest expense	37,779	19,647	57,426	33,997
Income taxes	3,824	13,100	16,924	47,883
Depreciation and amortization	33,477	25,295	58,772	47,683

EBITDA	$92,981	$118,830	$211,811	$132,772
EBITDA margin	7.6%	11.1%	9.2%	6.1%
Capital expenditures	$46,364	$3,827	$50,191	$156,014

“EBITDA” is defined as earnings before interest expense, income taxes, and depreciation and amortization. EBITDA margin is defined as the ratio of EBITDA, as defined, relative to net revenues. EBITDA and EBITDA margin fluctuated primarily due to the same factors that impacted the changes in operating income and segment EBIT discussed earlier.

EBITDA is reconciled to the Condensed Consolidated Statements of Operations as follows (in thousands):

	Quarter Ended

	June 14,	June 15,
	2003	2002

	Successor	Predecessor

EBITDA	$92,981	$133,484
Depreciation and amortization	(33,477)	(25,773)
Interest expense	(37,779)	(19,466)

Income before income taxes	$21,725	$88,245

	Quarter Ended		Half Year Ended	Half Year Ended

	June 14,	March 22,	June 14,	June 15,
	2003	2003	2003	2002

	Successor	Predecessor	Combined	Predecessor

EBITDA	$92,981	$118,830	$211,811	$132,772
Depreciation and amortization	(33,477)	(25,295)	(58,772)	(47,683)
Interest expense	(37,779)	(19,647)	(57,426)	(33,997)
Cumulative effect of a change in accounting principle	—	—	—	119,917

Income before income taxes and cumulative effect of a change in accounting principle	$21,725	$73,888	$95,613	$171,009

The Company presents EBITDA and EBITDA margin because management believes, similar to EBIT, EBITDA is a useful performance measure for the Company. In addition, EBITDA is presented because management believes it is frequently used by securities analysts, investors and others in the evaluation of companies, and because certain debt covenants on the Company’s recently issued Senior Notes are tied to EBITDA. EBITDA and EBITDA margin should not be considered in isolation from or as a substitute for net income, cash flows from operating activities and other consolidated income or cash flow statement data prepared in accordance with GAAP or as a measure of profitability or liquidity. Additionally, the Company’s computation of EBITDA and EBITDA margin may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate EBITDA and EBITDA margin in the same manner.

As noted in the “Results of Operations” discussion, the push-down of purchase accounting to the Company and the substantial increase in debt as a result of the going-private merger and refinancing transactions, have had a significant impact on the Company’s results of operations in the quarter and combined half year ended June 14, 2003 in comparison to the Predecessor results for the quarter and half year ended June 15, 2002. Included in the Company’s results of operations for the quarter and combined half year ended June 14, 2003 is approximately $5.8 million of purchase accounting related depreciation and amortization, $38.6 million of purchase accounting step-up of inventory (for a total of $44.4 million), and $22.0 million of going-private related expenses. EBITDA, if adjusted for the step-up of inventory and expenses of the going-private merger and refinancing transactions would increase to approximately $153.6 million and $272.4 million for the quarter and combined half year ended June 14, 2003, respectively. EBITDA margin, if adjusted for these items, would increase to approximately 12.6% and 11.9% for the quarter and combined half year ended June 14, 2003.

Other Matters

Financial Instruments: The Company’s foreign currency exchange forward contracts are denominated in Japanese yen and euro and are designated as hedges under Statement of Financial Accounting Standards No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” At June 14, 2003, the outstanding notional amount of the Company’s euro and Japanese yen foreign currency exchange forwards totaled $163.3 million.

During the quarter ended June 14, 2003, the Company entered into short-term fuel hedges to partially mitigate the Company’s exposure to significant bunker fuel fluctuations. These contracts have been designated as hedges under FAS 133. At June 14, 2003, the outstanding notional amount of the Company’s fuel hedges was approximately $1.7 million.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

In the quarter and half year ended June 14, 2003, except for the impact of the going-private merger and refinancing transactions discussed below, no material changes have occurred in the market risk disclosure presented in the Company’s Annual Report on Form 10-K for the year ended December 28, 2002.

On March 28, 2003, the Company completed the going-private merger transaction described in Note 3 to the Condensed Consolidated Financial Statements. As a result, the Company issued additional debt in the form of senior debt securities and variable-rate term loans and revolving credit facilities, called for the redemption of its 7% Notes due 2003, redeemed its 6.375% Senior Notes due 2005 and modified the terms, including the interest rates, of its Senior Notes due 2009 and Debentures due 2013. In addition, the Company purchased shipping containers that were previously under both capital and operating leases. The purchase eliminated the Company’s obligations under these variable-rate capital and variable-rate operating leases. In connection with the going-private merger transaction, the Company entered into a sale-leaseback of an aircraft and modified the interest rate on its corporate headquarters financing facility. On May 29, 2003, the Company completed the refinancing transaction pursuant to which, the Company issued $400 million aggregate principal amount of 7.25% Senior Notes due 2010 and prepaid $400 million of the term loans under the senior secured credit facility.

The new debt, debt modifications and partial repayment of senior notes, term loans and lease obligations substantially change the Company’s exposure to interest rate fluctuations that occur after March 28, 2003. After giving effect to the above-mentioned changes, the Company estimates that a 100 basis point change in the LIBOR rate would impact its annual pretax income by approximately $6 million. The Company estimates that a 100 basis point change in prevailing interest rates would impact the fair value of its fixed-rate debt by approximately $70 million.

At June 14, 2003, the Company had $1.44 billion of fixed-rate arrangements, including $0.6 million of short-term notes, with a weighted-average interest rate of 8.36% and $603 million of variable-rate arrangements, including $8 million of short-term notes and $82 million principal under variable-rate operating leases, with a weighted-average interest rate of 4.32%.

ITEM 4.     CONTROLS AND PROCEDURES

Dole management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, have evaluated the effectiveness of Dole’s disclosure controls and procedures pursuant to Rule 13a-14(c) under the Securities Act of 1934, as amended, as of a date within 90 days prior to the date this quarterly report was filed. Based on this evaluation, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that Dole’s disclosure controls and procedures are effective for the purpose of ensuring that material information required to be included in the quarterly report is made known to them on a timely basis. There have been no significant changes in the Company’s internal controls, or in factors that could significantly affect internal controls subsequent to the date of completion of this evaluation.

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

Currently there are 795 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP. Eleven of these lawsuits are currently pending in various jurisdictions in the United States, with the remainder pending in Latin America and the Philippines. In the United States, plaintiffs recently moved to re-open and remand to state court two previously dismissed cases pursuant to the United States Supreme Court’s decision in Dole Food Company, Inc. v. Patrickson. Plaintiffs have also moved to remand five other cases currently pending before the United States district courts in Texas and Louisiana as a result of the Patrickson decision. Claimed damages total approximately $20.7 billion, with the lawsuits in Nicaragua representing approximately 80% of this amount. In almost all of these cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. To date, none of these lawsuits has resulted in a verdict or judgment against the Company. However, as described below, a judgment has been rendered in a DBCP case in Nicaragua.

In Nicaragua, the Company has been served in 46 of 313 pending cases, with the majority of the lawsuits brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. Nine of the 46 cases served were consolidated into one case before a civil trial court in Managua, with the plaintiffs naming an entity denominated as “Dole Food Corporation Inc.” as a defendant. The Company is aware of no legal entity bearing that name, and the Company is certain that no such legal entity is related to the Company. As a result, the Company responded in these nine consolidated cases on behalf of Dole Fresh Fruit Company, a subsidiary of the Company, which has been named as a defendant in other pending DBCP matters, including matters brought by Nicaraguan citizens. The Company paid a $100,000 non-refundable deposit to the Nicaraguan court, as required under Law 364, to participate in the litigation. On October 25, 2002, the civil trial court in Managua issued a ruling that Dole Fresh Fruit Company was not a party to the nine consolidated cases. Thereafter, counsel for Dole Fresh Fruit Company notified the court that no legal entity known as “Dole Food Corporation Inc.” exists and sought to appear on behalf of Dole Food Company, Inc. and to ratify all prior pleadings of Dole Fresh Fruit Company. On November 25, 2002, the civil trial court issued a ruling that Dole Food Company, Inc. is not a defendant in the nine consolidated cases.

On December 13, 2002, the Nicaraguan civil trial court entered a judgment in the aggregate amount of $489.4 million on behalf of 468 plaintiffs against Dow Chemical Company, also known as Dow AgroSciences, Shell Chemical Company, Standard Fruit and Vegetable Company and “Dole Food Corporation Inc.” in the nine consolidated actions. Because the civil trial court had held that the Company is not a defendant in the case, the court also ordered that the Company’s $100,000 deposit be returned. Standard Fruit and Vegetable Company is a Texas corporation that is wholly unrelated to the Company. On May 14, 2003, an action was filed in Los Angeles County Superior Court against The Dow Chemical Company, Shell Chemical Company, and Dole Food Company, Inc. to enforce the Nicaraguan judgment. On July 18, 2003, the Company filed a motion to dismiss the enforcement action on the grounds that Dole Food Company, Inc. was not a party to the judgment. On July 17, 2003, Dow and Shell filed a motion to remove the enforcement action to the United States District Court for the Central District of California. The Company consented to that removal.

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

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit
Number

99.1*	Certification by the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
99.2*	Certification by the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
99.3†	Certification by the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
99.4†	Certification by the Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith

†	Furnished herewith

(b)	Reports on Form 8-K:

On March 28, 2003, Dole Food Company, Inc. filed a Current Report on Form 8-K reporting the issuance of a press release announcing the closing of the Company’s going-private merger transaction. The Form 8-K also included Certifications of the Company’s officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

On April 7, 2003, Dole Food Company, Inc. filed a Current Report on Form 8-K reporting an amendment to the terms of the Company’s Debentures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 29, 2003	DOLE FOOD COMPANY, INC. REGISTRANT

By:	/s/ RICHARD J. DAHL

Richard J. Dahl
Senior Vice President and
Chief Financial Officer

By:	/s/ YOON J. HUGH

Yoon J. Hugh
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number

99.1*	Certification by the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
99.2*	Certification by the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
99.3†	Certification by the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
99.4†	Certification by the Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith

†	Furnished herewith