Form 10-Q
period 2003-10-04
DOLE FOOD COMPANY INC
filed 2003-11-18
CIK 18169

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2003

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 17, 2003
Common Stock, $0.001 Par Value	1,000

DOLE FOOD COMPANY, INC.

INDEX

		Page
		Number

PART I Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations — Quarters Ended October 4, 2003 (Successor) and October 5, 2002 (Predecessor)	3
	Condensed Consolidated Statements of Operations — Two Quarters Ended October 4, 2003 (Successor), Quarter Ended March 22, 2003 (Predecessor) and Three Quarters Ended October 5, 2002 (Predecessor)	4
	Condensed Consolidated Balance Sheets — October 4, 2003 (Successor) and December 28, 2002 (Predecessor)	5
	Condensed Consolidated Statements of Cash Flows — Two Quarters Ended October 4, 2003 (Successor), Quarter Ended March 22, 2003 (Predecessor) and Three Quarters Ended October 5, 2002 (Predecessor)	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	44
PART II Other Information
Item 1.	Legal Proceedings	44
Item 6.	Exhibits and Reports on Form 8-K	46
	Signatures	47
	Exhibit Index	48
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

On March 28, 2003, Dole Food Company, Inc. and its consolidated subsidiaries (the “Company”) completed the going-private merger transaction with DHM Holding Company, Inc. (“HoldCo”) described in Note 3 to the Condensed Consolidated Financial Statements. As a result of this transaction, the Company’s results of operations, financial position and cash flows prior to the date of the going-private merger transaction are presented as the “Predecessor.” The going-private merger transaction and the Company’s results of operations, financial position and cash flows thereafter are presented as the “Successor.”

PART I.

FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Quarter Ended

	October 4,	October 5,
	2003	2002

	Successor	Predecessor

Revenues, net	$1,357,861	$1,254,494
Cost of products sold	1,176,299	1,075,370

Gross margin	181,562	179,124
Selling, marketing and general and administrative expenses	125,664	140,083

Operating income	55,898	39,041
Other income, net	409	4,114
Interest income	1,755	3,996
Interest expense	48,993	26,802

Income before income taxes	9,069	20,349
Income taxes	1,539	5,699

Net income	$7,530	$14,650

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Two Quarters	Quarter	Three Quarters
	Ended	Ended	Ended
	October 4,	March 22,	October 5,
	2003	2003	2002

	Successor	Predecessor	Predecessor

Revenues, net	$2,574,683	$1,073,170	$3,432,094
Cost of products sold	2,225,059	895,039	2,879,734

Gross margin	349,624	178,131	552,360
Selling, marketing and general and administrative expenses	225,147	89,341	314,424

Operating income	124,477	88,790	237,936
Other income (expense), net	(9,778)	2,045	5,625
Interest income	2,867	2,700	8,596
Interest expense	86,772	19,647	60,799

Income before income taxes and cumulative effect of a change in accounting principle	30,794	73,888	191,358
Income taxes	5,363	13,100	53,581

Income before cumulative effect of a change in accounting principle	25,431	60,788	137,777
Cumulative effect of a change in accounting principle	—	—	(119,917)

Net income	$25,431	$60,788	$17,860

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	October 4,	December 28,
	2003	2002

	Successor	Predecessor

ASSETS
Current Assets:
Cash and cash equivalents	$67,066	$646,967
Receivables, net of allowances of $55,738 and $70,938	533,093	505,427
Inventories	397,607	437,110
Prepaid expenses	49,122	42,467
Deferred income tax assets	48,129	36,842

Total current assets	1,095,017	1,668,813
Investments	82,493	80,939
Property, plant and equipment, net of accumulated depreciation of $329,216 and $917,983	1,366,082	1,026,565
Goodwill and intangible assets, net	1,208,261	132,080
Other assets, net	140,465	128,455

Total assets	$3,892,318	$3,036,852

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$724,922	$710,944
Current portion of long-term debt	24,848	230,813
Notes payable	3,719	11,601

Total current liabilities	753,489	953,358
Long-term debt	1,751,689	882,480
Deferred income tax liabilities	462,832	2,459
Other long-term liabilities	455,753	424,154
Minority interests	27,620	29,290
Shareholders’ equity:
Common stock — Successor: $0.001 par value; 1,000 shares authorized, issued and outstanding; Predecessor: no par; 80 million shares authorized, 56.2 million shares issued and outstanding	—	316,853
Additional paid-in capital	340,032	66,319
Retained earnings	120,349	449,334
Accumulated other comprehensive loss	(19,446)	(87,395)

Total shareholders’ equity	440,935	745,111

Total liabilities and shareholders’ equity	$3,892,318	$3,036,852

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Two Quarters	Quarter	Three Quarters
	Ended	Ended	Ended
	October 4,	March 22,	October 5,
	2003	2003	2002

	Successor	Predecessor	Predecessor

Operating activities
Net income	$25,431	$60,788	$17,860
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	—	119,917
Depreciation and amortization	73,794	25,051	81,037
Purchase accounting step-up of inventory	50,431	—	—
Asset write-offs and net (gain) loss on sale of assets	(305)	1,884	(3,578)
Equity earnings, net of distributions	(3,460)	(2,273)	(7,921)
Provision for deferred income taxes	11,437	2,201	24,155
Write-off of debt issuance costs	12,552	—	—
Other	8,960	2,211	10,682
Changes in operating assets and liabilities, net of effects from non-cash transactions:
Receivables	77,487	(78,749)	27,303
Inventories	49,329	(6,195)	(2,554)
Prepaid expenses and other assets	(1,770)	(5,662)	8,906
Accounts payable and accrued liabilities	(7,187)	5,253	(74,412)
Other long-term liabilities	3,501	(3,104)	7,185

Cash flow provided by operating activities	300,200	1,405	208,580

Investing activities
Proceeds from sales of assets	49,128	1,743	23,174
Net proceeds from sale of businesses and investments	7,554	—	27,986
Purchases of investments	(1,022)	—	(767)
Capital additions	(62,668)	(3,827)	(183,521)
Repurchase of common stock and settlement of stock options in going-private merger transaction	(1,470,184)	—	—
Transaction costs paid in going-private merger transaction	(66,494)	—	—

Cash flow used in investing activities	(1,543,686)	(2,084)	(133,128)

Financing activities
Repurchase of notes	—	—	(110,133)
Short-term debt borrowings	5,224	7,936	26,114
Short-term debt repayments	(14,537)	(6,834)	(24,557)
Long-term debt borrowings, net of debt issuance costs	1,797,112	5,034	403,694
Long-term debt repayments	(1,241,274)	(6,777)	(22,474)
Dividends paid to minority shareholders	(5,331)	—	(8,991)
Capital contribution by DHM Holding Company, Inc.	125,000	—	—
Proceeds from issuance of common stock (Predecessor)	—	2,768	4,236
Dividends paid to common shareholders (Predecessor)	—	(8,440)	(25,210)

Cash flow provided by (used in) financing activities	666,194	(6,313)	242,679

Effect of foreign exchange rate changes on cash and cash equivalents	3,358	1,025	3,420

(Decrease) increase in cash and cash equivalents	(573,934)	(5,967)	321,551
Cash and cash equivalents at beginning of period	641,000	646,967	361,326

Cash and cash equivalents at end of period	$67,066	$641,000	$682,877

Supplemental cash flow information

Changes in assets and liabilities used in the Company’s condensed consolidated statement of cash flows for the two quarters ended October 4, 2003 have been determined using the Successor’s (Note 1) opening balance sheet at March 23, 2003, which includes the push-down of purchase accounting. Refer to Note 4 to the condensed consolidated financial statements for a summary of the values attributed to the Company’s assets and liabilities in the going-private merger transaction.

The statement of cash flows for the two quarters ended October 4, 2003 excludes non-cash increases to property, plant, and equipment, deferred tax assets and long-term debt of approximately $43.4 million, $4.7 million and $54.9 million, respectively, recorded in connection with the Company’s adoption of Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” effective March 23, 2003. During the two quarters ended October 4, 2003, the Company purchased containers that were previously held under capital lease for $45.5 million.

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (the “Company”) include all adjustments necessary, which are of a normal recurring nature, to present fairly the Company’s financial position as of October 4, 2003 and December 28, 2002; its results of operations for the quarters ended October 4, 2003 and October 5, 2002 and two quarters ended October 4, 2003, the quarter ended March 22, 2003 and three quarters ended October 5, 2002; and its cash flows for the two quarters ended October 4, 2003, the quarter ended March 22, 2003 and three quarters ended October 5, 2002. The Company operates under a 52/53-week year and the quarters ended October 4, 2003 and October 5, 2002 are sixteen weeks in duration. For a summary of significant accounting policies used in the preparation of these financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K (“10-K”) for the year ended December 28, 2002 and the new accounting policies adopted by the Company in Note 2 below.

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

Special-Purpose Entities: In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This standard clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special-Purpose Entities or SPEs). FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. This statement is immediately effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. In connection with the going-private merger transaction, effective March 23, 2003, the Company elected to early adopt the provisions of FIN 46 applicable to interests in variable interest entities acquired before February 1, 2003. The adoption of FIN 46 resulted in the Company consolidating the variable-interest entity that owns the Company’s corporate headquarters building. The consolidation resulted in an increase in the Company’s long-term debt of approximately $54.9 million and an increase in assets, primarily land and buildings, of approximately $48.1 million. The difference of approximately $6.8 million was allocated to goodwill in purchase accounting. In addition, for the quarter and two quarters ended October 4, 2003, the consolidation of

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

the variable interest entity resulted in an increase in interest expense of approximately $0.8 million and $1.4 million, respectively, with a corresponding decrease in rent expense, and additional depreciation expense of approximately $0.5 million and $0.9 million, respectively.

In the quarter ended October 4, 2003, the Company adopted new accounting policies in accordance with the provisions of the following recently issued accounting pronouncements. These policies became effective June 15, 2003, the first day of the Company’s third fiscal quarter:

Derivative Instruments and Hedging Activities: In April 2003, the FASB issued FASB Statement of Financial Accounting Standards No. 149 (“FAS 149”), “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying hedged risk to conform to language used in FIN 45 and amends certain other existing pronouncements. This statement, the provisions of which are to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003. The adoption of FAS 149 did not have a material impact on the Company’s financial condition or results of operations.

Financial Instruments: In May 2003, the FASB issued FASB Statement of Financial Accounting Standards No. 150 (“FAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of this statement apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. This statement does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. This statement also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares. The adoption of FAS 150 did not have a material impact on the Company’s financial condition or results of operations.

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

The purchase price of all of the outstanding common stock of the Company not already owned by Mr. Murdock, plus transaction costs, was approximately $1.55 billion. The funds necessary to purchase these shares of the Company consisted of a $125 million capital contribution by HoldCo, funds borrowed under $1.125 billion of new senior secured credit facilities (consisting of $825 million of term loan facilities and $300 million of revolving credit facilities) and the issuance of $475 million principal amount of 8.875% Senior

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Notes due 2011 (the “2011 Notes”). The 2011 Notes were offered within the United States only to qualified institutional investors pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”) and to persons outside the United States in compliance with Regulation S under the Securities Act. The Credit Agreement with respect to the new senior secured credit facilities and the Indenture with respect to the 2011 Notes contain significant restrictions and covenants affecting, among other things, the operations and finances of the Company and its subsidiaries.

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

In July 2003, the Company filed two registration statements on Form S-4 with the Securities and Exchange Commission (“SEC”) offering the holders of the 2011 Notes and the 2010 Notes the opportunity to exchange their notes for publicly registered notes having substantially identical terms, except for certain restrictions on transfer that pertain to the original notes. These registration statements were declared effective on July 25, 2003. The exchange offers, which commenced on July 25, 2003 and expired on August 25, 2003, resulted in all notes being exchanged for publicly registered notes.

4.	ALLOCATION OF PURCHASE PRICE IN GOING-PRIVATE MERGER TRANSACTION

The Company has prepared a preliminary allocation of the purchase price to the assets acquired and liabilities assumed based upon their respective fair values at the date of the going-private transaction. In accordance with EITF Issue No. 88-16, “Basis in Leveraged Buyout Transactions,” Mr. Murdock’s continuing residual interest has been reflected at its original cost adjusted for his share of the Company’s earnings, losses, dividends and equity adjustments since the date of original acquisition (“predecessor basis”). In accordance with EITF Issue No. 90-12, “Allocating Basis to Individual Assets and Liabilities for Transactions within the Scope of Issue No. 88-16,” only a partial step-up of assets and liabilities to fair value has been recorded in purchase accounting. The partial step-up, which reflects Mr. Murdock’s acquisition of the common stock of the Company that he did not already own, has resulted in the Company’s assets and liabilities being adjusted

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

by approximately 76% of the difference between their fair value at the date of acquisition and their historical carrying cost. Fair value was determined using a variety of valuation methods, including third party appraisals.

For convenience, the allocation of the purchase price was done as of March 23, 2003, the first day of the Company’s 2003 second fiscal quarter as opposed to the actual transaction date of March 28, 2003. The following represents the estimated values attributable to the assets acquired and liabilities assumed in the going-private merger transaction. These values include the historical values attributable to Mr. Murdock’s predecessor basis. Changes may occur as additional information becomes available.

(In thousands)
Amount paid for 43.2 million shares of common stock and the settlement of approximately 3 million stock options	$1,476,717
Transaction fees and costs	69,372

Total purchase price, including transaction expenses	$1,546,089

The total purchase price has been allocated as follows:
Current assets	$1,788,031
Investments	74,540
Property, plant and equipment	1,419,836
Intangible assets	743,558
Goodwill	470,252
Other assets, net	122,886

Total assets acquired	4,619,103
Current liabilities	957,751
Long-term debt	918,579
Other long-term liabilities	443,603
Deferred income tax liabilities	435,515
Minority interests	30,563

Total liabilities assumed	2,786,011
Net assets	1,833,092
Less: Historical net assets attributable to Predecessor basis	186,958
Less: Goodwill attributable to Predecessor basis	100,045

Net assets acquired	$1,546,089

Of the $743.6 million allocated to intangible assets, $694.5 million relates to the Company’s trademarks, trade names and other related intangibles, which have an indefinite life and as such, will not be amortized. The remaining $49.1 million is attributable to licenses and customer relationships with finite lives, which will be amortized over a weighted-average period of approximately 7 years.

The total amount allocated to goodwill of $470.3 million includes $100 million that is attributable to Mr. Murdock’s predecessor basis. The allocation is still preliminary at this time. None of this goodwill is expected to be deductible by the Company for tax purposes. Refer to Note 9 for additional information on goodwill and acquired intangible assets.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.	PRO FORMA INFORMATION FOR GOING-PRIVATE MERGER TRANSACTION

The following unaudited pro forma financial information was prepared as if the going-private merger transaction and refinancing transaction had occurred at the beginning of each of the periods presented (in thousands):

	Quarter Ended

	October 4, 2003	October 5, 2002

Revenues, net	$1,357,861	$1,254,494
Net income (loss)	$(25,936)	$(48,121)

	Three Quarters Ended

	October 4, 2003	October 5, 2002

Revenues, net	$3,647,853	$3,432,094
Income before cumulative effect of a change in accounting principle	$57,834	$28,373
Net income (loss)	$57,834	$(91,544)

These unaudited pro forma results have been prepared for comparative purposes only and primarily include adjustments for depreciation and amortization arising from the step-up of assets in the merger transaction, interest expense on debt issued in connection with the merger and refinancing transactions, the write-off of debt issuance costs on the early repayment of debt, and related income tax adjustments. Included in net income for the quarter and three quarters ended October 4, 2003 and the pro forma results for the quarter and three quarters ended October 5, 2002, is approximately $10.6 million of pre-tax expense related to the write-off of debt issuance costs due to the early repayment of debt in the going-private merger and refinancing transactions. Included in net income for the three quarters ended October 4, 2003 is approximately $6.9 million of pre-tax expense related to a litigation settlement. Included in net income for the three quarters ended October 5, 2002 is a goodwill impairment charge of approximately $119.9 million that resulted from the adoption of a new accounting policy in the quarter ended March 23, 2002.

Excluding the impact of the refinancing transaction, pro forma net income (loss) would have been $(17.2) million and $(38.3) million, respectively, in the quarters ended October 4, 2003 and October 5, 2002, and $59.8 million and $(78.3) million, respectively, in the three quarters then ended. The refinancing transaction had no impact on pro forma revenues.

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

The income tax expense for the quarter and the two quarters ended October 4, 2003 of $1.5 million and $5.4 million, respectively, reflects the Company’s expected effective income tax rate of approximately 17% for the three-quarter successor period ending January 3, 2004. The income tax expense of approximately $13.1 million for the quarter ended March 22, 2003 reflects the Company’s effective income tax rate for that quarter of approximately 18%. The income tax expense for the quarter and three quarters ended October 5,

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2002 of approximately $5.7 million and $53.6 million, respectively, reflects the Company’s then expected effective income tax rate for the full fiscal year of 28%. The reduction in the effective income tax in the current year is primarily due to a change in the mix of taxable earnings, as well as the impact of tax refunds received in the current year. For all periods presented, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to earnings from operations being taxed in foreign jurisdictions at a net effective rate lower than the U.S. rate. No U.S. taxes have been provided on these earnings because such earnings are intended to be indefinitely invested outside the U.S.

7. DIVIDENDS

No dividends were declared in the two quarters ended October 4, 2003. With respect to the predecessor, during the quarter ended March 22, 2003, the Company declared and paid dividends of approximately $8.4 million on its common shares representing a quarterly dividend of 15 cents per share. During the first three quarters of 2002, the Company declared and paid dividends of approximately $25 million on its common shares, representing its quarterly dividends of 15 cents per share for the first, second and third quarters of 2002. The Company’s ability to declare future dividends is restricted under the terms of its new senior secured credit facilities.

8.	INVENTORIES

The major classes of inventories were as follows (in thousands):

	October 4,	December 28,
	2003	2002

	Successor	Predecessor

Finished products	$178,859	$180,580
Raw materials and work in progress	94,011	111,725
Crop-growing costs	73,337	85,870
Operating supplies and other	51,400	58,935

	$397,607	$437,110

Included in crop-growing costs at October 4, 2003 is a remaining balance of approximately $8.9 million related to unharvested fruit valued in purchase accounting. This amount will be fully amortized in the fourth quarter of 2003.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The Company had the following identifiable intangible assets that were valued in connection with the going-private merger transaction (in thousands):

October 4,
2003

Successor

Amortized intangible assets:
Customer relationships	$28,351
Licenses	20,688

49,039
Accumulated amortization	(5,549)

Amortized intangibles, net	43,490
Unamortized intangible assets:
Trademark, trade names and other related intangibles	694,518

Total identifiable intangible assets, net	$738,008

Amortization expense of identifiable intangibles totaled $5.5 million for the two quarters ended October 4, 2003. Estimated remaining amortization expense associated with the Company’s identifiable intangible assets in each of the next five fiscal years is as follows (in thousands):

Fiscal Year	Amount

2003	$2,378
2004	$10,305
2005	$10,305
2006	$2,834
2007	$2,834

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

During the quarter ended October 4, 2003, the Company increased goodwill resulting from the transaction by $40.1 million from $430.2 million to $470.3 million. The increase was primarily due to an increase in deferred tax liabilities of $34.6 million and additional transaction costs of $5.3 million. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the goodwill resulting from the going-private merger transactions will not be amortized but will be subject to an annual impairment test. The Company’s Predecessor goodwill balance of approximately $132.1 million at December 28, 2002 was eliminated in purchase accounting.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.	LONG-TERM DEBT

Long-term debt consisted of the following amounts (in thousands):

	October 4,	December 28,
	2003	2002

	Successor	Predecessor

Unsecured debt:
7% notes due 2003	$—	$209,756
6.375% notes due 2005	—	300,000
8.625% notes due 2009	400,000	400,000
7.25% notes due 2010	400,000	—
8.875% notes due 2011	475,000	—
8.75% debentures due 2013	155,000	155,000
Various other notes due 2003–2005 at a weighted-average interest rate of 16.33% in 2002	—	4,382
Secured debt:
Revolving credit facility	15,000	—
Term loan facilities	272,603	—
Contracts and notes due 2003–2014, at a weighted-average interest rate of 6.28% (6.06% in 2002)	2,729	6,322
Capital lease obligations	3,359	40,546
Corporate headquarters financing facility	54,927	—
Unamortized debt discount	(2,081)	(2,713)

	1,776,537	1,113,293
Current maturities	(24,848)	(230,813)

	$1,751,689	$882,480

In connection with the going-private merger and refinancing transactions described in Note 3, the Company issued additional notes and term loans, repaid existing notes and repaid approximately $37.3 million of a capital lease obligation related to shipping containers. The Company wrote off $2 million of deferred debt issuance costs during the quarter ended October 4, 2003 as a result of the prepayment of term loan facilities of $140 million during the quarter. The Company wrote off $12.6 million of deferred debt issuance costs during the two quarters ended October 4, 2003, as a result of the prepayment of the term loan facilities of $540 million in connection with the refinancing transaction and the additional prepayments during the two quarters. Weighted-average interest rates on the revolving credit and term loan facilities were approximately 6.25% and 5.1%, respectively at October 4, 2003.

At October 4, 2003, the Company had approximately $245.7 million available under the $300 million revolving credit portion of the senior secured credit facilities. The revolving credit facility and term loan facilities expire in 2008.

Provisions under the senior secured credit facilities and the indentures to the Company’s senior notes and debentures require the Company to comply with certain covenants. These covenants include financial performance measures, such as a minimum required interest coverage ratio, a minimum fixed charge coverage ratio, minimum quarterly earnings and maximum permitted leverage ratios, as well as limitations on, among other things, indebtedness, capital expenditures, investments, loans to subsidiaries, employees and third

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

parties, the issuance of guaranties and the payment of dividends. At October 4, 2003, the Company was in compliance with all applicable covenants.

Maturities with respect to long-term debt as of October 4, 2003 were as follows (in thousands):

Fiscal Year	Amount

2003	$5,332
2004	27,475
2005	81,236
2006	25,833
2007	25,802
2008 and thereafter	1,610,859

Total	$1,776,537

11.	COMPREHENSIVE INCOME

The components of comprehensive income were as follows in each period (in thousands):

			Two Quarters		Three Quarters
	Quarter Ended		Ended	Quarter Ended	Ended

	October 4,	October 5,	October 4,	March 22,	October 5,
	2003	2002	2003	2003	2002

	Successor	Predecessor	Successor	Predecessor	Predecessor

Net income	$7,530	$14,650	$25,431	$60,788	$17,860
Unrealized foreign currency translation gain (loss), net	2,590	4,716	15,667	(195)	13,811
Reclassification of translation losses realized upon the disposition of foreign entities	2,423	5,917	2,423	—	5,917
Unrealized net (loss) gain on cash flow hedging instruments	(5,341)	(2,348)	(14,589)	4,192	(12,612)

Comprehensive income	$7,202	$22,935	$28,932	$64,785	$24,976

12.	STOCK-BASED COMPENSATION

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

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table illustrates the pro forma effect on net income as if the fair value method had been applied to all outstanding and unvested stock option awards in each period (in thousands):

			Two Quarters		Three Quarters
	Quarter Ended		Ended	Quarter Ended	Ended

	October 4,	October 5,	October 4,	March 22,	October 5,
	2003	2002	2003	2003	2002

	Successor	Predecessor	Successor	Predecessor	Predecessor

Net income
As reported	$7,530	$14,650	$25,431	$60,788	$17,860
Pro forma	$7,530	$13,848	$25,431	$60,408	$15,924

13.	SEGMENT INFORMATION

The Company has four primary reportable operating segments: fresh fruit, fresh vegetables, packaged foods and fresh-cut flowers. These reportable segments are managed separately due to differences in their products, production processes, distribution channels and customer bases.

Management evaluates and monitors segment performance primarily through earnings before interest expense and income taxes (“EBIT”). EBIT is calculated by adding income taxes and interest expense to net income. Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to the Company as a whole. EBIT is not defined under accounting principles generally accepted in the United States (“GAAP”) and should not be considered in isolation or as a substitute for net income or cash flow measures prepared in accordance with GAAP or as a measure of the Company’s profitability or liquidity. Additionally, the Company’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate EBIT in the same fashion.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Revenues from external customers and EBIT for the reportable operating segments and corporate and other were as follows (in thousands):

	Quarter Ended

	October 4,	October 5,
	2003	2002

	Successor	Predecessor

Revenues from external customers:
Fresh fruit	$874,682	$782,241
Fresh vegetables	257,151	232,121
Packaged foods	175,567	186,127
Fresh-cut flowers	40,763	41,879
Other operating segments	9,698	12,126

	$1,357,861	$1,254,494

EBIT:
Fresh fruit	$52,937	$43,677
Fresh vegetables	24,724	18,400
Packaged foods	7,090	19,198
Fresh-cut flowers	(3,546)	(7,044)
Other operating segments	275	97

Total operating segments	81,480	74,328
Corporate and other	(23,418)	(27,177)
Interest expense	48,993	26,802

Income before income taxes	$9,069	$20,349

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Two Quarters		Three Quarters
	Ended	Quarter Ended	Ended
	October 4,	March 22,	October 5,
	2003	2003	2002

	Successor	Predecessor	Predecessor
(In thousands)
Revenues from external customers:
Fresh fruit	$1,705,415	$725,115	$2,171,246
Fresh vegetables	457,124	176,865	652,788
Packaged foods	310,049	116,712	444,062
Fresh-cut flowers	84,964	48,506	140,531
Other operating segments	17,131	5,972	23,467

	$2,574,683	$1,073,170	$3,432,094

EBIT:
Fresh fruit	$133,891	$70,174	$189,340
Fresh vegetables	43,085	16,703	75,412
Packaged foods	1,272	11,693	44,665
Fresh-cut flowers	(4,656)	6,394	(5,820)
Other operating segments	31	65	345

Total operating segments	173,623	105,029	303,942
Corporate and other	(56,057)	(11,494)	(51,785)
Interest expense	86,772	19,647	60,799

Income before income taxes and cumulative effect of a change in accounting principle	$30,794	$73,888	$191,358

Total assets for the reportable operating segments and corporate and other were as follows (in thousands):

	October 4,	December 28,
	2003	2002

	Successor	Predecessor

Fresh fruit	$2,054,752	$1,509,424
Fresh vegetables	370,446	274,867
Packaged foods	388,353	347,395
Fresh-cut flowers	141,186	155,863
Other operating segments	9,681	10,575

Total operating segments	2,964,418	2,298,124
Corporate and other	927,900	738,728

	$3,892,318	$3,036,852

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Goodwill arising from the going-private merger transaction has been allocated to the Company’s operating segments as follows (in thousands). The allocation is still preliminary at this time.

Fresh fruit	$357,706
Fresh vegetables	93,455
Packaged foods	19,091
Fresh-cut flowers	—
Other operating segments	—

$470,252

14.	CONTINGENCIES

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

Currently there are 799 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP. Eleven of these lawsuits are currently pending in various jurisdictions in the United States, with the remainder pending in Latin America and the Philippines. In the United States, plaintiffs recently moved to re-open and remand to state court two previously dismissed cases pursuant to the United States Supreme Court’s decision in Dole Food Company, Inc. v. Patrickson. Plaintiffs have also remanded five other cases to state courts in Texas and Louisiana as a result of the Patrickson decision. Claimed damages total approximately $21.2 billion, with the lawsuits in Nicaragua representing approximately 81% of this amount. In almost all of these cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. To date, none of these lawsuits has resulted in a verdict or judgment against the Company. However, as described below, a judgment has been rendered in a DBCP case in Nicaragua.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In Nicaragua, the Company has been served in 46 of 313 pending cases, with the majority of the lawsuits brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional.

Fourteen of the 46 cases are being actively litigated in civil trial courts in Managua and Chinendega. In all of those actions, the Company has asked to have the cases returned to the United States pursuant to a provision of Law 364. The Chinendega civil trial court has granted the Company’s request and ordered that the Company submit unconditionally to the jurisdiction of the courts of the United States for trial of the plaintiffs’ claims. Pursuant to the court’s order, Plaintiffs would have to file a new action in the United States. Plaintiffs have sought reconsideration of that order.

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

On December 13, 2002, the Nicaraguan civil trial court entered a judgment in the aggregate amount of $489.4 million on behalf of 468 plaintiffs against Dow Chemical Company, also known as Dow AgroSciences, Shell Chemical Company, Standard Fruit and Vegetable Company and “Dole Food Corporation Inc.” in the nine consolidated actions. Because the civil trial court had held that the Company is not a defendant in the case, the court also ordered that the Company’s $100,000 deposit be returned. Standard Fruit and Vegetable Company is a Texas corporation that is wholly unrelated to the Company. On May 14, 2003, an action was filed in Los Angeles County Superior Court against The Dow Chemical Company, Shell Chemical Company, and Dole Food Company, Inc. to enforce the Nicaraguan judgment. On July 18, 2003, the Company filed a motion to dismiss the enforcement action on the grounds that Dole Food Company, Inc. was not a party to the judgment. On July 17, 2003, Dow and Shell filed a motion to remove the enforcement action to the United States District Court for the Central District of California. The Company consented to that removal. On October 20, 2003, the United States District Court for the Central District of California dismissed with prejudice the enforcement action as to all of the defendants, including Dole. The Court held that Dole Food Company, Inc. was not a party in the Nicaraguan judgment.

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

In connection with the issuance of the 2011 Notes in March 2003 and the 2010 Notes in May 2003, the Company and all of its wholly-owned domestic subsidiaries (“Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the Company’s obligations under the related indentures (the “Guarantees”). Each Guarantee is subordinated in right of payment to the Guarantors’ existing and future senior debt, including obligations under the senior secured credit facility, and will rank pari passu with all senior subordinated indebtedness of the applicable Guarantor. All Guarantors are 100% owned by the Company.

The accompanying guarantor condensed consolidating financial information is presented on the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the Company’s share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions.

The following are condensed consolidating statements of operations of the Company for the quarter and two quarters ended October 4, 2003, the quarter ended March 22, 2003, and quarter and three quarters ended October 5, 2002; condensed consolidating balance sheets as of October 4, 2003 and December 28, 2002; and condensed consolidating statements of cash flows for the two quarters ended October 4, 2003, quarter ended March 22, 2003 and three quarters ended October 5, 2002.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SUCCESSOR

For the Quarter Ended October 4, 2003
(In thousands)

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

Revenues, net	$138,478	$523,186	$986,513	$(290,316)	$1,357,861
Cost of products sold	120,898	466,269	879,448	(290,316)	1,176,299

Gross margin	17,580	56,917	107,065	—	181,562
Selling, marketing and general and administrative expenses	38,422	30,573	56,669	—	125,664

Operating income (loss)	(20,842)	26,344	50,396	—	55,898
Equity in subsidiary income	66,614	3,617	—	(70,231)	—
Other income (expense), net	(611)	704	316	—	409
Interest income	58	38	1,659	—	1,755
Interest expense	42,101	489	6,403	—	48,993

Income before income taxes	3,118	30,214	45,968	(70,231)	9,069
Income taxes	(4,412)	7,973	(2,022)	—	1,539

Net income	$7,530	$22,241	$47,990	$(70,231)	$7,530

PREDECESSOR

For the Quarter Ended October 5, 2002
(In thousands)

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

Revenues, net	$131,762	$499,040	$1,010,193	$(386,501)	$1,254,494
Cost of products sold	85,675	446,199	929,997	(386,501)	1,075,370

Gross margin	46,087	52,841	80,196	—	179,124
Selling, marketing and general and administrative expenses	50,650	37,475	51,958	—	140,083

Operating income (loss)	(4,563)	15,366	28,238	—	39,041
Equity in subsidiary income	36,705	890	—	(37,595)	—
Other income (expense), net	127	2,008	1,979	—	4,114
Interest income	1,837	125	2,034	—	3,996
Interest expense	24,538	59	2,205	—	26,802

Income before income taxes	9,568	18,330	30,046	(37,595)	20,349
Income taxes	(5,082)	6,135	4,646	—	5,699

Net income	$14,650	$12,195	$25,400	$(37,595)	$14,650

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS — (Continued)

SUCCESSOR

For the Two Quarters Ended October 4, 2003
(In thousands)

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

Revenues, net	$247,868	$979,499	$1,911,603	$(564,287)	$2,574,683
Cost of products sold	216,213	875,874	1,697,259	(564,287)	2,225,059

Gross margin	31,655	103,625	214,344	—	349,624
Selling, marketing and general and administrative expenses	75,212	55,194	94,741	—	225,147

Operating income (loss)	(43,557)	48,431	119,603	—	124,477
Equity in subsidiary income	146,088	12,005	—	(158,093)	—
Other income (expense), net	(4,017)	1,054	(6,815)	—	(9,778)
Interest income	209	117	2,541	—	2,867
Interest expense	72,011	568	14,193	—	86,772

Income before income taxes	26,712	61,039	101,136	(158,093)	30,794
Income taxes	1,281	14,085	(10,003)	—	5,363

Net income	$25,431	$46,954	$111,139	$(158,093)	$25,431

PREDECESSOR

For the Quarter Ended March 22, 2003
(In thousands)

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

Revenues, net	$96,185	$432,831	$803,294	$(259,140)	$1,073,170
Cost of products sold	69,640	371,625	712,914	(259,140)	895,039

Gross margin	26,545	61,206	90,380	—	178,131
Selling, marketing and general and administrative expenses	28,887	23,285	37,169	—	89,341

Operating income (loss)	(2,342)	37,921	53,211	—	88,790
Equity in subsidiary income	73,874	5,252	—	(79,126)	—
Other income (expense), net	(165)	119	2,091	—	2,045
Interest income	1,179	119	1,402	—	2,700
Interest expense	17,831	28	1,788	—	19,647

Income before income taxes	54,715	43,383	54,916	(79,126)	73,888
Income taxes	(6,073)	16,024	3,149	—	13,100

Net income	$60,788	$27,359	$51,767	$(79,126)	$60,788

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS — (Continued)

PREDECESSOR

For the Three Quarters Ended October 5, 2002
(In thousands)

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

Revenues, net	$320,516	$1,405,489	$2,483,609	$(777,520)	$3,432,094
Cost of products sold	227,888	1,232,722	2,196,644	(777,520)	2,879,734

Gross margin	92,628	172,767	286,965	—	552,360
Selling, marketing and general and administrative expenses	99,576	92,818	122,030	—	314,424

Operating income (loss)	(6,948)	79,949	164,935	—	237,936
Equity in subsidiary income	91,569	7,925	—	(99,494)	—
Other income (expense), net	(2,509)	2,114	6,020	—	5,625
Interest income	3,554	411	4,631	—	8,596
Interest expense	54,360	142	6,297	—	60,799

Income before income taxes and cumulative effect of a change in accounting principle	31,306	90,257	169,289	(99,494)	191,358
Income taxes	13,446	31,005	9,130	—	53,581

Income before cumulative effect of a change in accounting principle	17,860	59,252	160,159	(99,494)	137,777
Cumulative effect of a change in accounting principle	—	(7,260)	(112,657)	—	(119,917)

Net income	$17,860	$51,992	$47,502	$(99,494)	$17,860

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

SUCCESSOR

As of October 4, 2003

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$8,325	$(12,816)	$71,557	$—	$67,066
Receivables, net of allowances	115,063	78,435	341,996	(2,401)	533,093
Inventories	79,325	61,758	256,524	—	397,607
Prepaid expenses	8,021	9,081	32,020	—	49,122
Deferred income tax assets	28,583	19,546	—	—	48,129

Total current assets	239,317	156,004	702,097	(2,401)	1,095,017
Investments	1,944,515	291,765	78,125	(2,231,912)	82,493
Property, plant and equipment, net	296,247	256,220	813,615	—	1,366,082
Goodwill and intangible assets, net	735,529	98,358	374,374	—	1,208,261
Other assets, net	54,960	8,151	77,354	—	140,465

Total assets	$3,270,568	$810,498	$2,045,565	$(2,234,313)	$3,892,318

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$118,921	$236,236	$372,166	$(2,401)	$724,922
Current portion of long-term debt	8,440	—	16,408	—	24,848
Notes payable	—	746	2,973	—	3,719

Total current liabilities	127,361	236,982	391,547	(2,401)	753,489
Intercompany payables (receivables)	440,970	90,437	(531,407)	—	—
Long-term debt	1,539,785	2,081	209,823	—	1,751,689
Deferred income tax liabilities	387,262	43,003	32,567	—	462,832
Other long-term liabilities	334,255	39,263	82,235	—	455,753
Minority interests	—	5,175	22,445	—	27,620
Total shareholders’ equity	440,935	393,557	1,838,355	(2,231,912)	440,935

Total liabilities and shareholders’ equity	$3,270,568	$810,498	$2,045,565	$(2,234,313)	$3,892,318

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET — (Continued)

PREDECESSOR

As of December 28, 2002

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
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

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SUCCESSOR

For the Two Quarters Ended October 4, 2003

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$399,809	$(11,364)	$(88,245)	$—	$300,200

INVESTING ACTIVITIES
Proceeds from sales of assets	42,925	3,075	3,128	—	49,128
Net proceeds from sale of businesses and investments	—	—	7,554	—	7,554
Purchases of investments	(1,022)	—	—	—	(1,022)
Capital additions	(1,583)	(4,416)	(56,669)	—	(62,668)
Repurchase of common stock and settlement of stock options in going-private merger transaction	(1,470,184)	—	—	—	(1,470,184)
Transaction costs paid in going-private merger transaction	(66,494)	—	—	—	(66,494)

Cash flow (used in) provided by investing activities	(1,496,358)	(1,341)	(45,987)	—	(1,543,686)

FINANCING ACTIVITIES
Short-term debt borrowings	—	5,224	—	—	5,224
Short-term debt repayments	—	(5,213)	(9,324)	—	(14,537)
Long-term debt borrowings, net of debt issuance costs	1,187,733	1,045	608,334	—	1,797,112
Long-term debt repayments	(739,450)	(530)	(501,294)	—	(1,241,274)
Dividends paid to minority shareholders	—	—	(5,331)	—	(5,331)
Capital contribution by DHM Holding Company, Inc.	125,000	—	—	—	125,000

Cash flow provided by (used in) financing activities	573,283	526	92,385	—	666,194

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	3,358	—	3,358

Decrease in cash and cash equivalents	(523,266)	(12,179)	(38,489)	—	(573,934)
Cash and cash equivalents at beginning of period	531,591	(637)	110,046	—	641,000

Cash and cash equivalents at end of period	$8,325	$(12,816)	$71,557	$—	$67,066

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — (Continued)

PREDECESSOR

For the Quarter Ended March 22, 2003

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$146,297	$2,259	$(147,151)	$—	$1,405

INVESTING ACTIVITIES
Proceeds from sales of assets	834	33	876	—	1,743
Capital additions	(621)	—	(3,206)	—	(3,827)

Cash flow provided by (used in) investing activities	213	33	(2,330)	—	(2,084)

FINANCING ACTIVITIES
Short-term debt borrowings	—	1,786	6,150	—	7,936
Short-term debt repayments	(4,353)	(1,730)	(751)	—	(6,834)
Long-term debt borrowings	—	15	5,019	—	5,034
Long-term debt repayments	—	(143)	(6,634)	—	(6,777)
Proceeds from issuance of common stock	2,768	—	—	—	2,768
Dividends paid to common shareholders	(8,440)	—	—	—	(8,440)

Cash flow (used in) provided by financing activities	(10,025)	(72)	3,784	—	(6,313)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	1,025	—	1,025

Increase (decrease) in cash and cash equivalents	136,485	2,220	(144,672)	—	(5,967)
Cash and cash equivalents at beginning of period	395,106	(2,857)	254,718	—	646,967

Cash and cash equivalents at end of period	$531,591	$(637)	$110,046	$—	$641,000

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — (Continued)

PREDECESSOR

For the Three Quarters Ended October 5, 2002

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
OPERATING ACTIVITIES
Cash flow provided by operating activities	$22,521	$1,331	$184,728	$—	$208,580

INVESTING ACTIVITIES
Proceeds from sales of assets	1,542	13,991	7,641	—	23,174
Net proceeds from sale of businesses and investments	—	14,837	13,149	—	27,986
Purchases of investments	—	—	(767)	—	(767)
Capital additions	(3,599)	(26,388)	(153,534)	—	(183,521)

Cash flow (used in) provided by investing activities	(2,057)	2,440	(133,511)	—	(133,128)

FINANCING ACTIVITIES
Repurchase of notes	(110,133)	—	—	—	(110,133)
Short-term debt borrowings	—	9,765	16,349	—	26,114
Short-term debt repayments	—	(9,791)	(14,766)	—	(24,557)
Long-term debt borrowings	372,746	650	30,298	—	403,694
Long-term debt repayments	(3,325)	(784)	(18,365)	—	(22,474)
Dividends paid to common shareholders	(25,210)	—	—	—	(25,210)
Dividends paid to minority shareholders	—	(414)	(8,577)	—	(8,991)
Proceeds from issuance of common stock	4,236	—	—	—	4,236

Cash flow provided by (used in) financing activities	238,314	(574)	4,939	—	242,679

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	3,420	—	3,420

Increase in cash and cash equivalents	258,778	3,197	59,576	—	321,551
Cash and cash equivalents at beginning of period	93,282	(4,656)	272,700	—	361,326

Cash and cash equivalents at end of period	$352,060	$(1,459)	$332,276	$—	$682,877

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

The purchase price of all of the outstanding common stock of the Company not already owned by Mr. Murdock, plus transaction costs, was approximately $1.55 billion. The funds necessary to purchase these shares of the Company consisted of a $125 million capital contribution by HoldCo, funds borrowed under $1.125 billion of new senior secured credit facilities (consisting of $825 million of term loan facilities and $300 million of revolving credit facilities) and the issuance of $475 million principal amount of 8.875% Senior Notes due 2011 (the “2011 Notes”). The 2011 Notes were offered within the United States only to qualified institutional investors pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”) and to persons outside the United States in compliance with Regulation S under the Securities Act. The Credit Agreement with respect to the new senior secured credit facilities and the Indenture with respect to the 2011 Notes contain significant restrictions and covenants affecting, among other things, the operations and finances of the Company and its subsidiaries.

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

In July 2003, the Company filed two registration statements on Form S-4 with the Securities and Exchange Commission (“SEC”) offering the holders of the 2011 Notes and the 2010 Notes the opportunity to exchange their notes for publicly registered notes having substantially identical terms, except for certain restrictions on transfer that pertain to the original notes. These registration statements were declared effective on July 25, 2003. The exchange offers, which commenced on July 25, 2003, and expired on August 25, 2003, resulted in all notes being exchanged for publicly registered notes.

Results of Operations

As a result of the going-private merger transaction, the Company’s Condensed Consolidated Financial Statements present the results of operations, financial position and cash flows prior to the date of the merger transaction as the “Predecessor.” The merger transaction and the Company’s results of operations, financial position and cash flows thereafter are presented as the “Successor.” Predecessor results have not been aggregated with those of the Successor in accordance with accounting principles generally accepted in the U.S. and accordingly the Company’s Condensed Consolidated Financial Statements do not show results of operations or cash flows for the three quarters ended October 4, 2003. However, in order to facilitate an understanding of the Company’s results in comparison with the three quarters ended October 5, 2002, the results of operations of the Predecessor for the quarter ended March 22, 2003 and the Successor for the two quarters ended October 4, 2003, are presented combined (“Combined”).

The push-down of purchase accounting to the Company and the substantial increase in debt as a result of the going-private merger and refinancing transactions, have had a significant impact on the Company’s results of operations in the quarter and combined three quarters ended October 4, 2003 in comparison to the Predecessor results for the quarter and three quarters ended October 5, 2002. Included in the Company’s results of operations for the quarter and combined three quarters ended October 4, 2003 is approximately $7.7 million and $13.5 million, respectively, of purchase accounting related depreciation and amortization, $11.8 million and $50.4 million, respectively, of purchase accounting expense related to the step-up of inventory, additional purchase accounting losses of $5.5 million related to the sale of property, plant and equipment and a net purchase accounting benefit of $6.1 million due to the settlement of foreign currency related items, for a total of $18.9 million and $63.3 million, respectively. In addition, the quarter and three quarters ended October 4, 2003 include $5.7 million and $27.1 million, respectively, of going-private and refinancing related expenses. The impact of these expenses on the Company’s results of operations for the quarter and three months ended October 4, 2003 are as follows: additional costs of products sold ($20.0 million and $64.4 million, respectively); additional selling, marketing and general and administrative expenses ($2.6 million and $13.5 million, respectively); decrease in other income (expense) — net ($2 million and $12.5 million, respectively); and decrease in income before income taxes ($24.6 million and $90.4 million, respectively). Refer to Note 5 to the Condensed Consolidated Financial Statements for information on the pro forma results of operations as if the going-private merger and refinancing transactions had occurred at the beginning of each of the periods presented.

Selected results of operations for the quarters and three quarters ended October 4, 2003 and October 5, 2002 were as follows (in thousands):

	Quarter Ended

	October 4,	October 5,
	2003	2002

	Successor	Predecessor

Revenues, net	$1,357,861	$1,254,494
Operating income	$55,898	$39,041
Interest expense	$48,993	$26,802
Income taxes	$1,539	$5,699
Net income	$7,530	$14,650

	Two Quarters		Three Quarters	Three Quarters
	Ended	Quarter Ended	Ended	Ended
	October 4,	March 22,	October 4,	October 5,
	2003	2003	2003	2002

	Successor	Predecessor	Combined	Predecessor
(In thousands)
Revenues, net	$2,574,683	$1,073,170	$3,647,853	$3,432,094
Operating income	$124,477	$88,790	$213,267	$237,936
Interest expense	$86,772	$19,647	$106,419	$60,799
Income taxes	$5,363	$13,100	$18,463	$53,581
Cumulative effect of a change in accounting principle	$—	$—	$—	$(119,917)
Net income	$25,431	$60,788	$86,219	$17,860

Revenues

For the quarter ended October 4, 2003, revenues increased 8% to $1.36 billion from $1.25 billion in the quarter ended October 5, 2002. The increase is primarily due to favorable U.S. dollar exchange rates versus the euro, Swedish krona, and Japanese yen, which positively impacted revenues, primarily in the fresh fruit segment, by approximately $49.6 million. In addition, there were overall improved volumes in the Company’s fresh fruit, fresh vegetables and packaged foods segments, partially offset by the divestiture of certain businesses in the prior year.

For the three quarters ended October 4, 2003, revenues increased 6% to $3.65 billion from $3.43 billion in the prior year. This is primarily due to favorable U.S. dollar exchange rates versus the euro, Swedish krona and Japanese yen, which positively impacted revenues, primarily in the fresh fruit segment, by approximately $189.6 million. In addition, there were overall improved volumes in the Company’s fresh fruit and packaged foods segments, partially offset by significantly lower pricing in commodity vegetables in the first quarter of 2003 and the divestiture of certain businesses in the prior year.

There were no purchase accounting adjustments that impacted revenues for the quarter or three quarters ended October 4, 2003.

Operating Income

For the quarter ended October 4, 2003, operating income increased to $55.9 million from $39 million in the quarter ended October 5, 2002. The increase was primarily attributable to improved operating results from the Company’s fresh fruit, fresh vegetables and fresh-cut flowers segments. Favorable U.S. dollar exchange rates primarily versus the euro, the Swedish krona, and Japanese yen benefited the quarter by approximately $4.9 million, net of hedging activity. The current quarter also benefited from the absence of a legal charge of $9.2 million incurred in the prior year related to DBCP litigation. These benefits were partially offset by increased expenses of approximately $18.9 million as a result of purchase accounting adjustments to inventory ($11.8 million), property, plant and equipment ($10 million), amortizable intangibles ($3.2 million) and a benefit on foreign currency related items ($6.1 million).

For the three quarters ended October 4, 2003, operating income decreased to $213.3 million from $237.9 million in the prior year. The decrease was primarily attributable to increased expenses of $63.3 million as a result of purchase accounting adjustments to inventory ($50.4 million), property, plant and equipment ($13.4 million), amortizable intangibles ($5.6 million) and a benefit on foreign currency related items ($6.1 million). The decrease was also attributable to lower earnings from the Company’s fresh vegetables segment, which was impacted by extraordinarily high commodity pricing in the first quarter of 2002 due to product shortages, and a charge of approximately $6.9 million related to the settlement of litigation in connection with the going-private merger transaction. These decreases were partially offset by improved earnings from the Company’s fresh fruit and fresh-cut flowers segments. Earnings also improved due to favorable U.S. dollar exchange rates versus the euro, the Swedish krona, the Japanese yen and the Colombian peso, which net of hedging activity, benefited the three quarters ended October 4, 2003 by approximately $40.4 million, and the absence of DBCP litigation charges incurred in the prior year of $13.2 million.

Interest Expense and Income Taxes

Interest expense for the quarter ended October 4, 2003 was $49 million compared to $26.8 million in the quarter ended October 5, 2002. Interest expense for the three quarters ended October 4, 2003 was $106.4 million compared to $60.8 million in the prior year. Interest expense in the quarter and three quarters ended October 4, 2003 increased primarily as a result of the issuance of additional debt issued to finance the going-private merger transaction and the addition of the corporate headquarters financing facility.

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

Income tax expense for the quarter and two quarters ended October 4, 2003 of $1.5 million and $5.4 million, respectively, reflects the Company’s expected effective income tax rate of approximately 17% for the three-quarter successor period ending January 3, 2004. The income tax expense of approximately $13.1 million for the quarter ended March 22, 2003 reflects the Company’s effective income tax rate for that quarter of approximately 18%. The income tax expense for the quarter and three quarters ended October 5, 2002, of approximately $5.7 million and $53.6 million, respectively, reflects the Company’s then expected effective income tax rate for the full fiscal year of 28%. The reduction in the effective income tax rate in the current year is primarily due to a change in the mix of taxable earnings, as well as the impact of tax refunds received in the current year. For all periods presented, the Company’s effective income tax rate differs from the U.S. federal statutory rate primarily due to earnings from operations being taxed in foreign jurisdictions at a net effective rate lower than the U.S. rate. No U.S. taxes have been provided on these earnings because such earnings are intended to be indefinitely invested outside the U.S.

Cumulative Effect of a Change in Accounting Principle

During the second quarter of 2002, the Company completed the two-step process of the transitional goodwill impairment test prescribed in Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets.” The transitional goodwill impairment test resulted in the Company recognizing a non-cash transitional goodwill impairment charge of $119.9 million related entirely to the fresh-cut flowers reporting segment. As required by FAS 142, the $119.9 million charge has been retroactively reflected as a cumulative effect of a change in accounting principle in the Company’s Condensed Consolidated Statement of Operations for the three quarters ended October 5, 2002.

Segment Results of Operations

The Company has four primary reportable operating segments: fresh fruit, fresh vegetables, packaged foods and fresh-cut flowers. These reportable segments are managed separately due to differences in their products, production processes, distribution channels and customer bases.

The Company’s management evaluates and monitors segment performance primarily through earnings before interest expense and income taxes (“EBIT”). EBIT is calculated by adding income taxes and interest expense to net income. Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to the Company as a whole. EBIT is not defined under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered in isolation or as a substitute for net income or cash flow measures prepared in accordance with GAAP or as a measure of the Company’s profitability or liquidity. Additionally, the Company’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate EBIT in the same fashion.

Revenues from external customers and EBIT for the reportable operating segments and corporate and other were as follows (in thousands):

	Quarter Ended

	October 4,	October 5,
	2003	2002

	Successor	Predecessor

Revenues from external customers:
Fresh fruit	$874,682	$782,241
Fresh vegetables	257,151	232,121
Packaged foods	175,567	186,127
Fresh-cut flowers	40,763	41,879
Other operating segments	9,698	12,126

	$1,357,861	$1,254,494

EBIT:
Fresh fruit	$52,937	$43,677
Fresh vegetables	24,724	18,400
Packaged foods	7,090	19,198
Fresh-cut flowers	(3,546)	(7,044)
Other operating segments	275	97

Total operating segments	81,480	74,328
Corporate and other	(23,418)	(27,177)
Interest expense	48,993	26,802

Income before income taxes	$9,069	$20,349

	Two Quarters		Three Quarters	Three Quarters
	Ended	Quarter Ended	Ended	Ended
	October 4,	March 22,	October 4,	October 5,
	2003	2003	2003	2002

	Successor	Predecessor	Combined	Predecessor
(In thousands)
Revenues from external customers:
Fresh fruit	$1,705,415	$725,115	$2,430,530	$2,171,246
Fresh vegetables	457,124	176,865	633,989	652,788
Packaged foods	310,049	116,712	426,761	444,062
Fresh-cut flowers	84,964	48,506	133,470	140,531
Other operating segments	17,131	5,972	23,103	23,467

	$2,574,683	$1,073,170	$3,647,853	$3,432,094

	Two Quarters		Three Quarters	Three Quarters
	Ended	Quarter Ended	Ended	Ended
	October 4,	March 22,	October 4,	October 5,
	2003	2003	2003	2002

	Successor	Predecessor	Combined	Predecessor
(In thousands)
EBIT:
Fresh fruit	$133,891	$70,174	$204,065	$189,340
Fresh vegetables	43,085	16,703	59,788	75,412
Packaged foods	1,272	11,693	12,965	44,665
Fresh-cut flowers	(4,656)	6,394	1,738	(5,820)
Other operating segments	31	65	96	345

Total operating segments	173,623	105,029	278,652	303,942
Corporate and other	(56,057)	(11,494)	(67,551)	(51,785)
Interest expense	86,772	19,647	106,419	60,799

Income before income taxes and cumulative effect of a change in accounting principle	$30,794	$73,888	$104,682	$191,358

Fresh Fruit

Fresh fruit revenues in the quarter ended October 4, 2003 increased 12% to $874.7 million from $782.2 million in the quarter ended October 5, 2002. The increase in fresh fruit revenues was primarily due to the following: favorable foreign currency exchange rates versus the U.S. dollar, improved volumes of Tropical Gold® Pineapples sold in North America, Europe and Asia, increased volumes of bananas sold in North America and Asia, and expanded activity in Europe ripening and distribution and higher volumes in the Company’s Asian citrus business. These benefits were partially offset by lower pricing for bananas in North America and Asia and the shutdown of the Company’s North American deciduous business in the prior year. Fresh fruit revenues in the three quarters ended October 4, 2003 increased 12% to $2.43 billion from $2.17 billion in the three quarters ended October 5, 2002. Revenues for the three quarters were impacted by the same factors that drove the increase for the quarter. Favorable exchange rates benefited fresh fruit revenues for the quarter and three quarters ended October 4, 2003 by $49.3 million and $186.5 million, respectively. In November 2003, the Company changed the name of its Latin-sourced DOLE PREMIUM SELECT® Pineapple to Tropical Gold®.

Fresh fruit EBIT in the quarter ended October 4, 2003 increased to $52.9 million from $43.7 million in the quarter ended October 5, 2002. EBIT increased primarily due to higher volumes of Tropical Gold® Pineapple, improved volumes of apples sold in North America in the deciduous business, and higher banana volumes sold in Asia. The increase in EBIT was partially offset by $8.1 million of expenses related to purchase accounting. EBIT was also negatively impacted by higher fuel prices and pricing pressure in sales of North America and Asia bananas. Fresh fruit EBIT in the three quarters ended October 4, 2003 increased to $204.1 million from $189.3 million in the three quarters ended October 5, 2002. EBIT increased primarily due to higher sales and the absence in the current year of a $4 million legal expense in the first quarter of 2002 related to DBCP litigation. These increases were partially offset by higher shipping and distribution costs, due in part to higher fuel prices, and the impact of purchase accounting of $22.8 million. Favorable exchange rates, net of hedging activity, benefited EBIT for the quarter and three quarters ended October 4, 2003 by approximately $4 million and $31.3 million, respectively.

Fresh Vegetables

Fresh vegetables revenues for the quarter ended October 4, 2003 increased to $257.2 million from $232.1 million in the quarter ended October 5, 2002. The increase was due to higher volumes in the Company’s North American packaged salads businesses, combined with favorable commodity pricing. These benefits were partially offset by slightly lower commodity volumes, lower packaged salads pricing and the disposition of the Company’s interest in Pascual Hermanos, S.A. (“Pascual Hermanos”) in the third quarter of 2002. Fresh vegetables revenues for the three quarters ended October 4, 2003 decreased to $634 million from $652.8 million in the three quarters ended October 5, 2002. The decrease was mainly attributable to significantly lower North American commodity vegetable prices in the first fiscal quarter of 2003, lower packaged salads pricing, and the sale of Pascual Hermanos. Higher prices in 2002 were primarily due to an industry-wide lettuce shortage in the first quarter of 2002. These decreases were partially offset by higher commodity and packaged salads volumes. Pascual Hermanos revenues were approximately $1.9 million and $26.4 million, respectively, in the quarter and three quarters ended October 5, 2002.

Fresh vegetables EBIT for the quarter ended October 4, 2003 increased to $24.7 million from $18.4 million in the quarter ended October 5, 2002. The increase in EBIT was primarily due to the same factors that drove the increase in revenues, partially offset by higher packaged salads product costs, and the impact of purchase accounting in the current quarter of $1.4 million. In addition, the Company recorded a $4.3 million gain on the sale of Pascual Hermanos in the third quarter of 2002. Fresh vegetables EBIT for the three quarters ended October 4, 2003 decreased to $59.8 million from $75.4 million in the three quarters ended October 5, 2002. The decrease was primarily due to the same factors driving the decrease in revenues. Pascual Hermanos EBIT was a loss of $0.8 million and earnings of $4.0 million, respectively, in the quarter and three quarters ended October 5, 2002.

Packaged Foods

Packaged foods revenues for the quarter ended October 4, 2003 decreased to $175.6 million from $186.1 million in the quarter ended October 5, 2002. The decrease in revenues was primarily due to the disposal of Saman S.A. (“Saman”) during the third quarter of 2002 and higher trade spending, which is treated as reduction of revenues. These factors were partially offset by higher volumes of canned pineapple and FRUIT BOWLS® in Europe and Asia, higher volumes of canned pineapple and pineapple juice concentrate in North America and the addition of bottled fruit in the second quarter of 2003. Packaged foods revenues for the three quarters ended October 4, 2003 decreased to $426.8 million from $444.1 million in the three quarters ended October 5, 2002. The decrease in revenues was mainly attributable to the disposal of Saman, as well as lower pricing in North America, Europe and Asia. These factors were partially offset by higher volumes of canned pineapple and FRUIT BOWLS® sold in Europe, higher volumes of canned pineapple and pineapple juice concentrate sold in North America, and the introduction of bottled fruit. Saman revenues were approximately $11 million and $27.1 million, respectively, in the quarter and three quarters ended October 5, 2002.

EBIT in the packaged foods segment for the quarter ended October 4, 2003 decreased to $7.1 million from $19.2 million in the quarter ended October 5, 2002. EBIT for the quarter decreased primarily due to the impact of purchase accounting, which resulted in additional depreciation and amortization of approximately $10.6 million and higher promotions on FRUIT BOWLS®. The Company also incurred a loss, net of the impact of purchase accounting, of $2.4 million on the sale of its 81% interest in Fabrica, a Honduran palm oil business, in the third quarter of 2003. These factors were partially offset by the absence of losses from Saman, which was sold in the prior year. Packaged foods EBIT for the three quarters ended October 4, 2003 decreased to $13 million from $44.7 million in the three quarters ended October 5, 2002. The decrease is primarily due to the impact of purchase accounting, which resulted in additional depreciation and amortization expense of approximately $33.6 million, higher promotions on FRUIT BOWLS® and timing of advertising costs. These decreases were partially offset by higher sales in Europe and North America and the absence of losses from Saman. Saman EBIT was a loss of approximately $2 million and $3.7 million, respectively, in the quarter and three quarters ended October 5, 2002.

Fabrica revenues were approximately $5.7 million and $17.6 million, respectively, in the quarter and three quarters ended October 4, 2003. Fabrica EBIT was $0.5 million and $1.3 million in the quarter and three quarters ended October 4, 2003.

Fresh-Cut Flowers

Fresh-cut flowers revenues for the quarter ended October 4, 2003 decreased to $40.8 million from $41.9 million in the quarter ended October 5, 2002. Revenues for the three quarters ended October 4, 2003 decreased to $133.5 million from $140.5 million in the three quarters ended October 5, 2002. The decrease in revenues for the quarter and three quarters ended October 4, 2003, was primarily due to lower pricing, mainly in the wholesale commodity sector.

EBIT in the fresh-cut flowers segment for the quarter ended October 4, 2003 improved to a loss of $3.5 million from a loss of $7 million in the quarter ended October 5, 2002. EBIT for the quarter benefited from lower operating costs, primarily as a result of the closure during 2002 of five production farms in Colombia and one in Mexico, and favorable foreign currency exchange rates between the U.S. dollar and the Colombian peso, resulting in lower U.S. dollar equivalent product costs. Fresh-cut flowers EBIT for the three quarters ended October 4, 2003 increased to $1.7 million from a loss of $5.8 million in the three quarters ended October 5, 2002. The increase was primarily due to the same factors impacting the quarter ended October 4, 2003, as well as lower third party purchases of inventory and lower import duties, partially offset by increased depreciation and amortization of approximately $5.2 million due to the impact of purchase accounting. Favorable foreign exchange rates benefited EBIT in the quarter and three quarters ended October 4, 2003 by approximately $0.9 million and $8.3 million respectively.

Corporate and Other

Corporate and other EBIT improved in the quarter ended October 4, 2003 to a loss of $23.4 million from a loss of $27.2 million in the quarter ended October 5, 2002. The improvement in EBIT for the quarter is primarily due to lower legal expenses partially offset by lower interest income due to lower average cash balances. Legal costs decreased from prior year largely due to the absence of $9.2 million in expenses attributable to lawsuits filed against the Company related to its past use of an agricultural chemical called DBCP as further discussed in Part II, Item 1 of this Form 10-Q. Corporate and other EBIT for the three quarters ended October 4, 2003 decreased to a loss of $67.6 million from a loss of $51.8 million in the three quarters ended October 5, 2002. The decrease for the three quarters is primarily due to the write-off of $12.6 million of deferred debt issuance costs upon the early retirement of debt during 2003 and a litigation settlement of $6.9 million related to the going-private merger transaction. These costs were partially offset by the same factors that impacted EBIT for the quarter ended October 4, 2003.

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

Special-Purpose Entities: In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This standard clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special-Purpose Entities or SPEs). FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. This statement is immediately effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. In connection with the going-private merger transaction, effective March 23, 2003, the Company elected to early adopt the provisions of FIN 46 applicable to interests in variable interest entities acquired before February 1, 2003. The adoption of FIN 46 resulted in the Company consolidating the variable-interest entity that owns the Company’s corporate headquarters building. The consolidation resulted in an increase in the Company’s long-term debt of approximately $54.9 million and an increase in assets, primarily land and buildings, of approximately $48.1 million. The difference of approximately $6.8 million was allocated to goodwill in purchase accounting. In addition, for the quarter and two quarters ended October 4, 2003, the consolidation of the variable interest entity resulted in an increase in interest expense of approximately $0.8 million and $1.4 million, respectively, with a corresponding decrease in rent expense, and additional depreciation expense of approximately $0.5 million and $0.9 million, respectively.

In the quarter ended October 4, 2003, the Company adopted new accounting policies in accordance with the provisions of the following recently issued accounting pronouncements. These policies became effective June 15, 2003, the first day of the Company’s third fiscal quarter:

Derivative Instruments and Hedging Activities: In April 2003, the FASB issued FASB Statement of Financial Accounting Standards No. 149 (“FAS 149”), “Amendments of Statement 133 on Derivative

Instruments and Hedging Activities.” FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying hedged risk to conform to language used in FIN 45 and amends certain other existing pronouncements. This statement, the provisions of which are to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003. The adoption of FAS 149 did not have a material impact on the Company’s financial condition or results of operations.

Financial Instruments: In May 2003, the FASB issued FASB Statement of Financial Accounting Standards No. 150 (“FAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of this statement apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. This statement does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. This statement also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares. The adoption of FAS 150 did not have a material impact on the Company’s financial condition or results of operations.

The adoption of the above-mentioned accounting policies have had no impact on the Company’s critical accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2002.

Liquidity and Capital Resources

Cash flows provided by operating activities increased to $301.6 million in the combined three quarters ended October 4, 2003 from $208.6 million in the three quarters ended October 5, 2002. The increase of approximately $93 million was primarily due to an income tax payment of approximately $67 million made in the first half of 2002 related to the gain on the disposition of the Company’s Honduran beverage business in 2001, combined with higher earnings from ongoing operations. In addition, in the three quarters ended October 4, 2003, the change in inventory levels decreased $45.7 million compared from prior year, as there was a build-up of FRUIT BOWLS® and FRUIT-N-GEL BOWLS™ inventory in 2002 to support higher sales volumes. This was partially offset by the absence of Pascual and Saman receivable collections in the current year, which amounted to approximately $21.7 million in three quarters ended October 5, 2002.

Cash flows used in investing activities increased to $1.55 billion in the combined three quarters ended October 4, 2003 from $133.1 million in the three quarters ended October 5, 2002. The increase is primarily due to cash used in the going-private merger transaction and lower proceeds from the sale of businesses compared to prior year. This use of cash was partially offset by significantly lower capital expenditures and higher proceeds from the sale of assets, including $36 million from the sale of two corporate aircraft.

Cash flows from financing activities increased to $659.9 million in the combined three quarters ended October 4, 2003 from $242.7 million in the three quarters ended October 5, 2002. The increase is primarily due to the issuance of additional debt and an equity contribution of $125 million to finance the going-private merger transaction.

The Company uses net debt (total debt less cash) as a supplementary measure of leverage. Net debt is not defined under GAAP and should not be considered in isolation as an indicator of leverage. Additionally, the Company’s calculation of net debt may not be comparable to other similarly titled measures computed by other companies. During the first three quarters of 2003, net debt (derived by subtracting cash of $67.1 million from total debt of $1.78 billion) increased by approximately $1.235 billion to $1.713 billion. The increase during the first three quarters of 2003 was primarily due to the use of cash on hand of approximately $636 million and new debt issued of approximately $1.81 billion in connection with the going-private merger and refinancing transactions, as well as the consolidation of approximately $54.9 million in debt under the

Company’s corporate headquarters financing facility arrangement as a result of the adoption of FIN 46. This increase was partially offset by the repayment of approximately $949.4 million of pre-existing and new debt, also in connection with the going-private merger and refinancing transactions and positive cash flows from operations. Refer to the discussion of the going-private merger transaction for further details of debt issued and repaid in the going-private merger and refinancing transactions. The Company’s net debt to net debt and equity percentage increased to 79% at October 4, 2003 from 39% at the end of 2002.

As of October 4, 2003, the Company had outstanding balances under its new senior secured credit facilities of approximately $287.6 million, consisting of $272.6 million of term loans and $15 million outstanding under revolving credit facilities. At October 4, 2003, the Company had approximately $245.7 million available under the $300 million revolving credit portion of the senior secured credit facilities. Provisions under the senior secured credit facilities and the indentures to the Company’s senior notes and debentures require the Company to comply with certain financial covenants. These covenants include financial performance measures, such as minimum required interest coverage ratios, minimum fixed charge coverage ratios, minimum quarterly earnings and maximum permitted leverage ratios, as well as limitations on, among other things, indebtedness, capital expenditures, investments, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. At October 4, 2003, the Company was in compliance with all applicable covenants.

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

The Company distributes its products in more than 90 countries throughout the world. Some of the Company’s costs are incurred in currencies different from those received from the sale of products. Its international sales are mainly transacted in U.S. dollars, and euro, Swedish krona and Japanese yen currencies. Since the Company transacts business throughout the world, it is subject to risks associated with fluctuations in foreign currency exchange rates, primarily the euro, the Swedish krona and the Japanese yen. During the first three quarters of 2003, these three currencies strengthened against the U.S. dollar relative to the prior year, resulting in higher revenues for the quarter and three quarters ended October 4, 2003. The ultimate impact of future changes to these and other currency exchange rates in 2003 is not determinable at this time.

Supplemental Financial Information

The following financial information has been presented, as management believes that it is useful information to some readers of the Company’s consolidated financial statements (in thousands):

	October 4,	December 28,
	2003	2002

	Successor	Predecessor

Balance Sheet Data:
Total working capital (current assets less current liabilities)	$341,528	$715,455
Total assets	$3,892,318	$3,036,852
Total debt	$1,780,256	$1,124,894
Total shareholders’ equity	$440,935	$745,111

	Quarter Ended

	October 4,	October 5,
	2003	2002

	Successor	Predecessor
(in thousands)
Other Financial Data:
Net income	$7,530	$14,650
Interest expense	48,993	26,802
Income taxes	1,539	5,699
Depreciation and amortization	42,526	33,712

EBITDA	$100,588	$80,863
EBITDA margin	7.4%	6.4%
Capital expenditures	$16,304	$27,507

	Two Quarters	Quarter Ended	Three Quarters	Three Quarters
	Ended October 4,	March 22,	Ended October 4,	Ended October 5,
	2003	2003	2003	2002

	Successor	Predecessor	Combined	Predecessor

Other Financial Data:
Net income	$25,431	$60,788	$86,219	$17,860
Interest expense	86,772	19,647	106,419	60,799
Income taxes	5,363	13,100	18,463	53,581
Depreciation and amortization	73,794	25,051	98,845	81,037

EBITDA	$191,360	$118,586	$309,946	$213,277
EBITDA margin	7.4%	11.1%	8.5%	6.2%
Capital expenditures	$62,668	$3,827	$66,495	$183,521

“EBITDA” is defined as earnings before interest expense, income taxes, and depreciation and amortization. EBITDA margin is defined as the ratio of EBITDA, as defined, relative to net revenues. EBITDA is reconciled to net income in the condensed consolidated financial statements in the table’s above. EBITDA and EBITDA margin fluctuated primarily due to the same factors that impacted the changes in operating income and segment EBIT discussed earlier, as well as the impact of a charge related to a cumulative effect of a change in accounting principle in the first quarter of 2002 of $119.9 million.

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

As noted in the “Results of Operations” discussion, the push-down of purchase accounting to the Company and the substantial increase in debt as a result of the going-private merger and refinancing transactions, have had a significant impact on the Company’s results of operations in the quarter and combined three quarters ended October 4, 2003 in comparison to the Predecessor results for the quarter and three quarters ended October 5, 2002. EBITDA, as presented, of $100.6 million and $309.9 million was negatively impacted by purchase accounting related and going-private merger and refinancing expenses of $16.5 million and $76.2 million for the quarter and combined three quarters ended October 4, 2003. These items also negatively impacted EBITDA margin by 1.2 percentage points and 2.1 percentage points, respectively. The impact of these items on EBITDA for the quarter and three quarters ended October 4, 2003 includes approximately $11.8 million and $50.4 million, respectively, of purchase accounting step-up of inventory, purchase accounting losses of $5.5 million related to the sale of property, plant and equipment, a benefit of $6.1 million due to the settlement of foreign currency related items and $5.3 million and $26.4 million, respectively of going-private merger transaction related expenses.

Other Matters

Financial Instruments: The Company’s foreign currency exchange forward contracts are denominated in Japanese yen and euro and are designated as hedges under Statement of Financial Accounting Standards No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” At October 4, 2003, the outstanding notional amount of the Company’s euro and Japanese yen foreign currency exchange forwards totaled $239.4 million.

During the quarter ended October 4, 2003, the Company entered into short-term fuel hedges to partially mitigate the Company’s exposure to significant bunker fuel fluctuations. These contracts have been designated as hedges under FAS 133. At October 4, 2003, the outstanding notional amount of the Company’s fuel hedges was approximately $0.8 million.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

In the quarter and three quarters ended October 4, 2003, except for the impact of the going-private merger and refinancing transactions discussed below, no material changes have occurred in the market risk disclosure presented in the Company’s Annual Report on Form 10-K for the year ended December 28, 2002.

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

The new debt, debt modifications and partial repayment of senior notes, term loans and lease obligations substantially change the Company’s exposure to interest rate fluctuations. After giving effect to the above-mentioned changes, the Company estimates that a 100 basis point change in the LIBOR rate would impact its annual pretax income by approximately $4.3 million. The Company estimates that a 100 basis point change in prevailing interest rates would impact the fair value of its fixed-rate debt by approximately $70 million.

At October 4, 2003, the Company had $1.43 billion of fixed-rate arrangements, including $0.7 million of short-term notes, with a weighted-average interest rate of 8.34% and $430.8 million of variable-rate arrangements, including $3 million of short-term notes and $85 million principal under variable-rate operating leases, with a weighted-average interest rate of 4.68%.

ITEM 4.     CONTROLS AND PROCEDURES

Dole’s management, with the participation of our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, evaluated the effectiveness of Dole’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that Dole’s disclosure controls and procedures are effective. There has been no change in Dole’s internal control over financial reporting during the fiscal quarter ended October 4, 2003 that has materially affected, or is reasonably likely to materially affect, Dole’s internal control over financial reporting.

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

Currently there are 799 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP. Eleven of these lawsuits are currently pending in various jurisdictions in the United States, with the remainder pending in Latin America and the Philippines. In the United States, plaintiffs recently moved to re-open and remand to state court two previously dismissed cases pursuant to the United States Supreme Court’s decision in Dole Food Company, Inc. v. Patrickson. Plaintiffs have also remanded five other cases to state courts in Texas and Louisiana as a result of the Patrickson decision. Claimed damages total approximately $21.2 billion, with the lawsuits in Nicaragua representing approximately 81% of this amount. In almost all of these cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. To date, none of these lawsuits has resulted in a verdict or judgment against the Company. However, as described below, a judgment has been rendered in a DBCP case in Nicaragua.

In Nicaragua, the Company has been served in 46 of 313 pending cases, with the majority of the lawsuits brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional.

Fourteen of the 46 cases are being actively litigated in civil trial courts in Managua and Chinendega. In all of those actions, the Company has asked to have the cases returned to the United States pursuant to a provision of Law 364. The Chinendega civil trial court has granted the Company’s request and ordered that the Company submit unconditionally to the jurisdiction of the courts of the United States for trial of the plaintiffs’ claims. Pursuant to the court’s order, Plaintiffs would have to file a new action in the United States. Plaintiffs have sought reconsideration of that order.

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

On December 13, 2002, the Nicaraguan civil trial court entered a judgment in the aggregate amount of $489.4 million on behalf of 468 plaintiffs against Dow Chemical Company, also known as Dow AgroSciences, Shell Chemical Company, Standard Fruit and Vegetable Company and “Dole Food Corporation Inc.” in the nine consolidated actions. Because the civil trial court had held that the Company is not a defendant in the case, the court also ordered that the Company’s $100,000 deposit be returned. Standard Fruit and Vegetable Company is a Texas corporation that is wholly unrelated to the Company. On May 14, 2003, an action was filed in Los Angeles County Superior Court against The Dow Chemical Company, Shell Chemical Company, and Dole Food Company, Inc. to enforce the Nicaraguan judgment. On July 18, 2003, the Company filed a motion to dismiss the enforcement action on the grounds that Dole Food Company, Inc. was not a party to the judgment. On July 17, 2003, Dow and Shell filed a motion to remove the enforcement action to the United States District Court for the Central District of California. The Company consented to that removal. On October 20, 2003, the United States District Court for the Central District of California dismissed with prejudice the enforcement action as to all of the defendants, including Dole. The Court held that Dole Food Company, Inc. was not a party in the Nicaraguan judgment.

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

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit
Number

31.1*	Certification by the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification by the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1†	Certification by the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2†	Certification by the Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith

†	Furnished herewith

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended October 4, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 18, 2003	DOLE FOOD COMPANY, INC. REGISTRANT

By: /s/ RICHARD J. DAHL Richard J. Dahl Senior Vice President and Chief Financial Officer

By: /s/ YOON J. HUGH Yoon J. Hugh Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number

31.1*	Certification by the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification by the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1†	Certification by the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2†	Certification by the Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith

†	Furnished herewith