Form 10-K
period 2004-01-03
DOLE FOOD COMPANY INC
filed 2004-03-17
CIK 18169

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-4455

Dole Food Company, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	99-0035300
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

One Dole Drive, Westlake Village, California 91362

(Address of principal executive offices)

Registrant’s telephone number including area code:

(818) 879-6600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 Par Value	none

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

      The approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $0 as of the last business day of the registrant’s most recently completed second fiscal quarter.

      The number of shares of Common Stock outstanding as of March 17, 2004 was 1,000.

DOCUMENTS INCORPORATED BY REFERENCE

None

DOLE FOOD COMPANY, INC.

FORM 10-K

Fiscal Year Ended January 3, 2004

PART I

Item 1.	Business

      Dole Food Company, Inc. was founded in Hawaii in 1851 and was incorporated under the laws of Hawaii in 1894. Dole reincorporated as a Delaware corporation in July 2001. Unless the context otherwise requires, Dole Food Company, Inc. and its consolidated subsidiaries are referred to herein as the “Company,” “Dole,” “our” and “we.”

      Dole’s principal executive offices are located at One Dole Drive, Westlake Village, California 91362, telephone (818) 874-4000. During fiscal year 2003, we had, on average, approximately 36,000 full-time permanent employees and 23,000 full-time seasonal or temporary employees, worldwide. Dole is the world’s largest producer and marketer of high-quality fresh fruit, fresh vegetables and fresh-cut flowers, markets a growing line of packaged foods and is a produce industry leader in nutrition education. Our website address is www.dole.com. Since we have only one stockholder and since our debt securities are not listed or traded on any exchange, we do not make available free of charge, on or through our website, electronically or through paper copies our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, or any amendments to those reports.

      Dole’s operations are described below. For detailed financial information with respect to Dole’s business and its operations, see Dole’s Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, which are included in this report.

Overview

      We are the world’s largest producer of fresh fruit, fresh vegetables and fresh-cut flowers, and we market a growing line of value-added products. We are one of the world’s largest producers of bananas and pineapples, a leading marketer of citrus and table grapes worldwide and an industry leader in packaged fruit products, ready-to-eat salads and vegetables. Our most significant products hold the number 1 or number 2 positions in the respective markets in which we compete. For the fiscal year ended January 3, 2004, we generated revenues of approximately $4.8 billion.

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

      Health conscious consumers are driving much of the growth in demand for fresh produce. Over the past 20 years, the benefits of natural, preservative free foods have become an increasingly prominent element of the public dialogue on health and nutrition. As a result, consumption of fresh fruit and vegetables has increased markedly. According to the USDA, Americans consumed 54 more pounds of fresh fruit and vegetables per capita in 2000 than they did in 1986. Time-starved consumers are also demonstrating continued demand for convenient, ready to eat products. Food manufacturers have responded with new product introductions and packaging innovations in segments such as bagged baby carrots and ready-to-eat salads, contributing to industry growth. For example, the US market for fresh-cut produce has increased from an estimated $3 billion in 1994 to an estimated $11 billion in 2000. According to the International Fresh Cut Produce Association, growth in the fresh cut produce market is forecasted to continue at a compound annual rate of 6.4%, reaching approximately $15 billion by 2005.

      Retail consolidation and the growing importance of food to mass merchandisers are major factors affecting the food manufacturing and fresh produce industries. As food retailers have grown and expanded, they have sought to increase profitability through value-added product offerings and in-store services. As fresh produce has become a strategic focus, retailers have expanded square footage dedicated to produce departments by almost 7% per annum between 1994 and 1999. This development has led to an increase in produce sales as a percentage of total supermarket sales, from 8.8% in 1987 to 9.8% in 2001, according to the Food Marketing Institute. The fresh produce category is also attractive to retailers due to its higher margins. According to the USDA’s Agriculture Information Bulletin No. 758, gross margins for the produce department were 33% compared to a 26% average for the entire store in 1997. Fully integrated produce companies, such as Dole, are well positioned to meet the needs of large retailers through the delivery of consistent, high quality produce, reliable service, competitive pricing and innovative products. Established produce companies have sought to strengthen relationships with leading retailers through value-added services such as banana ripening and distribution, category management, branding initiatives and establishment of long term supply agreements.

Competitive Strengths

      Our competitive strengths have contributed to our strong historical operating performance and should enable us to capitalize on future growth opportunities:

•	Market Share Leader. Our most significant products hold the number 1 or number 2 positions in the respective markets in which we compete. We maintain number 1 market share positions in global bananas, winter fruits exported from Chile, and in North American iceberg lettuce, celery, cauliflower, ready-to-eat salads and packaged fruit products, including our line of plastic fruit cups called FRUIT BOWLS® and FRUIT-N-GEL BOWLSTM. In addition, we believe that we are the only fully integrated fresh-cut flower and bouquet supplier of our size in North America.

•	Strong Global Brand. Consumer and institutional recognition of the DOLE trademark and related brands and the association of these brands with high quality food products contribute significantly to our leading positions in each of the markets that we serve. By implementing a global marketing program, we have made the distinctive red “DOLE” letters and sunburst a familiar symbol of freshness and quality recognized around the world. We believe that opportunities exist to leverage the DOLE brand through product extensions and new product introductions.

•	Low-Cost Production Capabilities. We believe we are one of the lowest cost producers of many of our major product lines, including bananas, North American fresh vegetables and ready-to-eat salads and packaged fruit products. Over the last several years we have undertaken various initiatives to achieve this low-cost position, including closing facilities, centralizing our raw material purchasing and leveraging our global logistics infrastructure more efficiently. We plan to maintain these low-cost positions through a continued focus on operating efficiency.

•	State-of-the-Art Infrastructure. We have made significant investments in our production, processing, transportation and distribution infrastructure with the goal of efficiently delivering the highest quality and freshest product to our customers. We own or lease approximately 120,000 acres of land worldwide, over 50 processing, ripening and distribution centers, and the largest dedicated refrigerated containerized shipping fleet in the world, comprising 21 ships and approximately 10,800 refrigerated containers. The investments in our infrastructure should allow for continued growth without the need for sizable capital expenditures in the near term. In addition, our market-leading logistics and distribution capabilities allow us to act as a preferred fresh and packaged food provider to leading global supermarkets and mass merchandisers.

•	Diversity of Sourcing Locations. We currently source our fresh fruits, vegetables and fresh-cut flowers in 20 countries and distribute products in more than 90 countries. We are not dependent on any one country for the sourcing of any of our products. The largest concentration of production is in Ecuador, where we sourced approximately one third of our Latin bananas in 2003. The diversity of our production sources reduces our risk from exposure to natural disasters and political disruptions in any one particular country.

•	Experienced Management Team. Our management team has a demonstrated history of delivering strong operating results through disciplined execution. The current management team has been instrumental in our continuing drive to transform Dole from a production driven company into a sales and marketing driven one. In addition, the management team has led our recent company-wide restructuring and improvement initiatives.

Business Strategy

      Key elements of our strategy include:

•	Leveraging our Strong Brand and Market Leadership Position. Our most significant products hold number 1 or number 2 market positions in the respective markets in which we compete. We intend to maintain those positions and continue to expand our leadership both in new product areas and with new customers. We have a history of leveraging our strong brand to successfully enter, and in many cases become the leading player in, value-added food categories. For example, we attained the number 1 market share in the plastic fruit cups category only 3 years after introducing FRUIT BOWLS and FRUIT-N-GEL BOWLS. We intend to continue to evaluate and to strategically introduce other branded products in the value-added sectors of our business.

•	Focusing on Value-Added Products. Over the last 10 years, we have successfully shifted our product mix toward value-added food categories and away from commodity fruits and vegetables. For example, we have found major success in our ready-to-eat salad lines, bagged baby carrots, and, most recently, FRUIT BOWLS and FRUIT-N-GEL BOWLS. These value-added food categories are growing at a faster rate than our traditional commodity businesses and are generating higher margins. Overall, we have significantly increased our percentage of revenue from value-added products. This shift has been most pronounced in our North American fresh vegetables and packaged foods businesses, where value-added products now account for approximately 58% and 25% of revenue, respectively, of those businesses’ revenues. We plan to continue to address the growing demand for convenient and innovative products by investing in our higher margin, value-added food businesses.

•	Further Improving Operating Efficiency and Cash Flow. While we have greatly improved our profitability and cash flow over the last few years, we intend to continue to focus on profit improvement initiatives and maximizing cash flow. We will continue to:

•	analyze our current customer base and focus on profitable relationships with strategically important customers;

•	leverage our purchasing power to reduce our costs of raw materials; and

•	make focused capital investments to improve productivity.

Business Segments

      We have four business segments: fresh fruit, fresh vegetables, packaged foods and fresh cut flowers. The fresh fruit segment contains several operating divisions that produce and market fresh fruit to wholesale, retail and institutional customers worldwide. The fresh vegetables segment contains two operating divisions that produce and market commodity and fresh-cut vegetables to wholesale, retail and institutional customers primarily in North America, Europe and Asia. The packaged foods segment contains several operating divisions that produce and market packaged foods including fruit, juices and snack foods. Our fresh-cut flowers segment sources, imports and markets fresh-cut flowers, grown mainly in Colombia and Ecuador, primarily to wholesale florists and retail grocers in the United States. For financial information on the four business segments, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Results of Operations, and Item 8, Financial Statements and Supplementary Data, Note 16 — Business Segments, in this Form 10-K.

Fresh Fruit

      Our fresh fruit business segment has four primary operating divisions: bananas, fresh pineapple, European Ripening & Distribution and Dole Chile. We believe that we are the industry leader in growing, sourcing, shipping and distributing consistently high-quality fresh fruit. The fresh fruit business segment represented approximately 66% of 2003 total revenues of the four segments.

Bananas

      We are the world’s largest producer of bananas, growing and selling more than 120 million boxes of bananas annually. We sell most of our bananas under the DOLE brand. We primarily sell bananas to customers in North America, Europe and Asia. We are the number one brand of bananas in both North America (an approximate 34% market share) and Japan (an approximate 28% market share) and the number two brand in Europe (an approximate 17% market share). In Latin America, our bananas are primarily sourced in Honduras, Costa Rica, Ecuador, Colombia, Guatemala and Peru and grown on approximately 33,000 acres of company-owned farms and approximately 67,000 acres of independent producers’ farms. Bananas produced by us in Latin America are shipped primarily to North America and Europe on our refrigerated and containerized shipping fleet. In Asia, we source our bananas primarily in the Philippines. Bananas accounted for approximately 43% of our fresh fruit business segment revenues in 2003.

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

European Ripening & Distribution

      Our European Ripening & Distribution business distributes DOLE and non-DOLE branded fresh produce in Europe. This business operates 48 sales and distribution centers in nine countries, predominantly in Western Europe. This is a value-added business for us since European retailers generally do not self-distribute or self-ripen. This business assists us in firmly establishing customer relationships in Europe. We own 60% of Saba Trading AB in Sweden. Saba is Scandinavia’s leading importer and distributor of fruit, vegetables and flowers, with imports from more than 60 countries. European Ripening & Distribution accounted for approximately 36% of our fresh fruit business segment’s revenues in 2003.

Fresh Pineapples

      We are the number two global producer of fresh pineapples, growing and selling more than 20 million boxes annually. We sell our pineapples globally and source them from company operated farms and independent growers in Latin America, Hawaii, the Philippines and Thailand. We produce and sell two principal types of pineapples: the Champaka (or green) pineapple and the sweet yellow pineapple. The Champaka pineapple, which traditionally had been the most widely available type of pineapple, is primarily sold to the foodservice sector and is also used in our packaged products. The sweet yellow pineapple was introduced in 1999 under the DOLE PREMIUM SELECT® label, we also market a substantial portion of this fruit under the DOLE TROPICAL GOLD® label. The sweet yellow pineapple sells for a higher price than the Champaka, which translates into a higher margin for us and our customers. Our sweet yellow pineapple has had excellent market acceptance. Unit volume grew by 68% in 2003 as compared with 2002. Our primary competition in fresh pineapples is Fresh Del Monte. Pineapples accounted for approximately 8% of our fresh fruit business segment’s revenues in 2003. In December 2003, Dole acquired land and other assets in Costa Rica from an affiliate of Maui Land and Pineapple Co. This acquisition should help us expand our production and marketing of the DOLE TROPICAL GOLD sweet pineapple in 2004.

Dole Chile

      We began our Chilean operations in 1982 and have grown to become the largest exporter of Chilean fruit. We export grapes, apples, pears, stone fruit (e.g., peaches and plums) and kiwifruit from approximately 4,075 company-owned and 29,000 contracted acres. The weather and geographic features of Chile are similar to those of the Western United States, with opposite seasons. Accordingly, Chile’s harvest is counter-seasonal to that in the Northern hemisphere, offsetting the seasonality in our other fresh fruit. We primarily export Chilean fruit to North America, Latin America and Europe. Our Dole Chile business division accounted for approximately 7% of our fresh fruit business segment’s revenues in 2003.

Fresh Vegetables

      Our fresh vegetables business segment operates under two divisions: commodity and value-added. We source our fresh vegetables from company-owned and contracted farms. To satisfy the increasing demand for our products, we have continued to expand production and distribution capabilities of our fresh vegetables segment. We have recently completed expansion projects at our Springfield, Ohio and Yuma, Arizona ready-to-eat salad and vegetable facilities. Our Yuma production facility transitioned from a five-month seasonal operation to a year-round production operation in the fall of 2002 to accommodate growth in this segment. Under our arrangements with independent growers, we purchase fresh produce at the time of harvest and are generally responsible for harvesting, packing and shipping the product to our central cooling and distribution facilities. We have continued to focus on our value-added products, which now account for more than 52% of revenues for this segment. The fresh vegetables business segment accounted for approximately 18% of 2003 total revenues of the four segments.

Commodity Vegetables

      We source, harvest, cool, distribute and market more than 20 different types of fresh vegetables, including iceberg lettuce, red and green leaf lettuce, romaine lettuce, butter lettuce, celery, cauliflower, broccoli, carrots, brussels sprouts, green onions, asparagus, snow peas and artichokes. We sell our commodity vegetable products primarily in North America, Asia and, to a lesser extent, Western Europe. In North America, we are the number one provider of lettuce, celery and cauliflower. Our primary competitors in this category include: Tanimura & Antle, Nunes, Growers Vegetable Express, Mann Packing and Ocean Mist.

Value-Added

      Our value-added vegetable products include ready-to-eat salads, bagged baby carrots, broccoli florets, and cauliflower florets. Our unit market share of the ready-to-eat salads category reported by A.C. Nielsen was approximately 39.5% for the 12-week period ended December 27, 2003. The ready-to-eat salad category in the

U.S. experienced a compound annual growth rate of approximately 21% from 1994 through 2003, reflecting the consumer’s increasing preference for convenience and healthy eating, with higher growth rates in the earlier years, and is currently expected to be approximately 4%, reflecting household penetration getting closer to its maximum. Our value-added products typically have more stable margins than commodity vegetables, thereby helping to reduce our exposure to commodity price fluctuations. New product development continues to be a key driver in the growth of this segment. Our primary competitor in this segment is Fresh Express, a subsidiary of Performance Food Group Company.

Packaged Foods

      Our packaged food segment produces canned pineapple, canned pineapple juice, fruit juice concentrate and fruit in plastic cups, jars and pouches. All of our significant packaged food products hold the number one market position in North America. We continue to dominate the plastic fruit cup category with six of the top ten items in this category. Fruit for our packaged food products is sourced primarily in the Philippines, Thailand and the United States and packed in our three Asian canneries, two in Thailand and one in the Philippines. We have continued to focus on our value-added packaged food products which now account for approximately 29% of the segment’s revenues.

      Our FRUIT BOWLS products were introduced in 1998 and continue to exceed our volume and share expectations. The trend towards convenience and healthy snacking has been responsible for the explosive growth in the plastic fruit cup category. The plastic fruit cup category is now larger than the apple sauce cup and gelatin cup categories. In an effort to keep up with this demand, we have made significant investments in our Asian canneries. We have significantly increased our FRUIT BOWL capacity in the past four years. We are now able to produce approximately 600 million bowls annually. These investments should ensure our position as an industry innovator and low cost producer. We are now producing more plastic cups than traditional cans. In April 2003, Dole introduced fruit in a 24.5 oz. plastic jar. This growing business achieved a 28% market share during the fourth quarter of 2003.

      With a broader line of convenience-oriented products, we are gaining expanded distribution in non-grocery channels. These channels are growing faster than the grocery channel and the cost of gaining new distribution in them is lower. We have gained significant new distribution in these alternative channels, including an increasingly strong No. 1 presence in the club store snack cup business.

      Our packaged foods segment accounted for approximately 12% of 2003 revenues of the four segments.

Fresh-Cut Flowers

      We entered the fresh-cut flowers business in 1998 and are now the largest producer of fresh flowers in Latin America with over 90% of our Latin American flowers shipped into North America. Our products include over 800 varieties of fresh-cut flowers such as roses, carnations and alstroemeria. The fresh-cut flowers business fits our core competencies including

•	expertise in perishable products,

•	strong relationships with and knowledge of the grocery channel,

•	the ability to manage production in the Southern hemisphere, and

•	sophisticated logistics capabilities.

      We are the only flower importer with guaranteed daily deliveries by air. Immediately after harvesting, our flowers are flown to our Miami facility where temperatures are maintained within one-half degree of required levels in all warehouse and production operations. Maintaining the cold chain enables us to deliver the freshest and healthiest flowers to the market.

      In December 2001, in an effort to increase efficiencies and reduce costs, we consolidated our fresh-cut flowers operations, previously housed in seven separate buildings, into a new worldwide headquarters facility in Miami, Florida. A new management team assumed responsibility for the fresh-cut flower business in 2002.

The new management team has recently implemented initiatives to reduce costs, improve customer profitability and improve demand planning. The customer profitability initiatives included SKU rationalization, customer rationalization and, most importantly, a new strategic focus on the retail grocery channel. In the fresh-cut flowers business, the retail grocery channel is a higher margin market that exhibits less seasonality than the wholesale market. The emphasis on demand planning has given the fresh cut flowers segment a sales and market focus instead of a production focus. Our fresh-cut flowers segment accounted for approximately 4% of 2003 revenues of the four segments.

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

      The produce which we distribute internationally is transported primarily by 21 owned or leased ocean-going vessels. We ship our tropical fruit in owned or chartered refrigerated vessels. All of our tropical fruit shipments into the North American and core European markets are delivered using pallets or containers. This increases efficiency and minimizes damage to the product from handling. Most of the vessels are equipped with controlled atmosphere technology, which improves product quality. “Backhauling” services, transporting third-party cargo primarily from North America and Europe to Latin America, reduce net transportation costs. We use vessels that are both owned or controlled under long-term leases, as well as vessels chartered under contracts which typically last one year. In addition, our fresh cut flowers are transported via chartered flights.

Customers

      Our top 10 customers in 2003 accounted for approximately 27% of total sales. No one customer accounted for more than 5% of total 2003 sales. Our customer base is highly diversified, both geographically and in terms of product mix. Each of our segment’s largest customers accounted for less than 23% of that segments’ revenues. Our largest customers are leading global and regional mass merchandisers and supermarkets in North America, Europe and Asia.

Sales and Marketing

      We sell and distribute our fruit and vegetable products through a network of fresh produce operations in North America, Europe and Asia. Some of these operations involve the sourcing, distribution and marketing of fresh fruits and vegetables while others involve only distribution and marketing. We have regional sales organizations to service major retail and wholesale customers. We also use the services of brokers in certain regions, primarily for sales of packaged foods and ready-to-eat salads. Retail customers include large chain stores with which Dole enters into product and service contracts, typically for a one or two-year term. Wholesale customers include large distributors in North America, Europe and Asia. We use consumer advertising and promotion support, together with trade spending, to support awareness of new items to maintain and grow our exceptional brand awareness, as well as to increase nutrition and health awareness.

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

Employees

      During fiscal year 2003, we had on average approximately 36,000 full-time permanent employees and 23,000 full-time seasonal or temporary employees, worldwide. This represents an increased work force from 2002 due largely to increased employment in Asia. Approximately 46% of our employees work under collective bargaining agreements, some of which expire in 2004, subject to automatic renewals unless a notice of non-extension is given by us or the union. We have not received any notice yet that a union intends not to extend a collective bargaining agreement. We believe our relations with our employees are generally good.

Research and Development

      Our research and development programs concentrate on sustaining the productivity of our agricultural lands, food safety, product quality of existing products and the development of new value-added products, as well as agricultural research and packaging design. Agricultural research is directed toward sustaining and improving product yields and product quality by examining and improving agricultural practices in all phases of production (such as development of specifically adapted plant varieties, land preparation, fertilization, cultural practices, pest and disease control, post-harvesting, handling, packing and shipping procedures), and includes onsite technical services and the implementation and monitoring of recommended agricultural practices. Research efforts are also directed towards integrated pest management and biological pest control. Specialized machinery is developed for various phases of agricultural production and packaging that reduces labor costs, improves productivity and efficiency and increases product quality. Agricultural research is conducted at field facilities primarily in California, Hawaii, Latin America and Asia. We also sponsor research related to environmental improvements and the protection of worker and community health. The aggregate amounts we spent on research and development in each of the last three years have not been material in any of such years.

Trademark Licenses

      We have an agreement with Ice Cream Partners USA, LLC, pursuant to which we have licensed to Nestle our rights to market and manufacture processed products in key segments of the frozen novelty business in the United States and certain other countries, including FRUIT ’N JUICE® and SORBET ’N CREAM® bars. DOLEWHIP®, a soft-serve, non-dairy dessert, is manufactured and marketed by Precision Foods, Inc. under license from us. In connection with the sale of the majority of our juice business to Tropicana Products, Inc. in May of 1995, we received cash payments up front and granted to Tropicana a license, requiring no additional future royalty payments, to use certain DOLE trademarks on certain beverage products. We continue to market DOLE canned pineapple juice and pineapple juice blend beverages.

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

      In the United States, portions of our fresh fruit and vegetable farm properties are irrigated by surface water supplied by local government agencies using facilities financed by federal or state agencies, as well as from underground sources. Water received through federal facilities is subject to acreage limitations under the 1982 Reclamation Reform Act. Worldwide, the quantity and quality of water supplies varies depending on weather conditions and government regulations. We believe that under normal conditions these water supplies are adequate for current production needs.

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

      The European Union (“EU”) maintains banana regulations that impose quotas and tariffs on bananas. In April 2001, the EU reached agreements with the United States and Ecuador to implement a tariff-only import system no later than January 1, 2006. After reaching these agreements, the EU adjusted applicable quotas and amended rules for allocation of licenses for an interim regime preceding the future tariff-only regime. This interim regime began on July 1, 2001. Subsidiaries of Dole are entitled to licenses under the changed rules and are using the licenses in such a way as to maintain and maximize license rights. Dole’s earnings have not been negatively impacted by the interim regime and Dole believes that the ongoing impact of the interim regime will not be dilutive to its current earnings levels.

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

Seasonality

      Our sales volumes remain relatively stable throughout the year. We experience seasonal earnings characteristics, predominantly in the fresh fruit segment, because fresh fruit prices are lower in the second half of the year, when summer fruits are in the markets, than in the first half of the year. Our fresh vegetables segment experiences some seasonality as reflected by higher earnings in the first half of the year. Our packaged foods and fresh-cut flowers segments experience peak demand during certain well-known holidays and observances; the impact is less than in the fresh-fruit segment.

GOING-PRIVATE MERGER TRANSACTION

      On March 28, 2003, following stockholder approval, Dole completed the going-private merger transaction pursuant to which David H. Murdock acquired the approximately 76% of Dole’s common stock that he and his affiliates did not already own for $33.50 per share in cash. Upon completion of the merger, Dole became wholly owned by Mr. Murdock through DHM Holding Company, Inc.

RISK FACTORS

      In addition to the risk factors described elsewhere in this Form 10-K, you should consider the following risk factors. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known or that we currently believe to be less significant may also adversely affect us.

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

      Excess supplies often cause severe price competition in our industry. Growing conditions in various parts of the world, particularly weather conditions such as windstorms, floods, droughts and freezes, as well as diseases and pests, are primary factors affecting market prices because of their influence on the supply and quality of product.

      Fresh produce is highly perishable and generally must be brought to market and sold soon after harvest. Some items, such as lettuce, must be sold more quickly, while other items can be held in cold storage for longer periods of time. The selling price received for each type of produce depends on all of these factors, including the availability and quality of the produce item in the market, and the availability and quality of competing types of produce.

      In addition, general public perceptions regarding the quality, safety or health risks associated with particular food products could reduce demand and prices for some of our products. To the extent that consumer preferences evolve away from products that we produce for health or other reasons, and we are unable to modify our products or to develop products that satisfy new consumer preferences, there will be a decreased demand for our products. However, even if market prices are unfavorable, produce items which are ready to be, or have been, harvested must be brought to market promptly. A decrease in the selling price received for our products due to the factors described above could have a material adverse effect on our business, results of operations and financial condition.

Our earnings are subject to seasonal variability.

      Our earnings may be affected by seasonal factors, including:

•	the seasonality of our supplies and consumer demand;

•	the ability to process products during critical harvest periods; and

•	the timing and effects of ripening and perishability.

      Although banana production tends to be relatively stable throughout the year, banana pricing is seasonal because bananas compete against other fresh fruit that generally comes to market beginning in the summer. As a result, banana prices are typically higher during the first half of the year. Our fresh vegetables segment experiences some seasonality as reflected by higher earnings in the first half of the year. Also, there is a seasonal aspect to our fresh-cut flower business, with peak demand generally around Valentine’s Day and Mother’s Day.

Currency exchange fluctuations may impact the results of our operations.

      We distribute our products in more than 90 countries throughout the world. Our international sales are usually transacted in U.S. dollars, and European and Asian currencies. Our results of operations are affected by fluctuations in currency exchange rates in both sourcing and selling locations. Although we enter into foreign currency exchange forward contracts from time to time to reduce our risk related to currency exchange fluctuation, our results of operations may still be impacted by foreign currency exchange rates, primarily the yen-to-U.S. dollar and euro-to-U.S. dollar exchange rates. For instance, we currently estimate that a 1% change in the exchange rate of the U.S. dollar to the yen, the euro and the Swedish krona would impact our EBIT by approximately $2.7 million before accounting for foreign exchange hedges. Because we do not hedge against all of our foreign currency exposure, our business will continue to be susceptible to foreign currency fluctuations.

We face risks related to our former use of the pesticide DBCP.

      We formerly used dibromochloropropane, or DBCP, a nematocide that was used on a variety of crops throughout the world. The registration for DBCP with the U.S. government was cancelled in 1979 based in part on an apparent link to male sterility among factory workers. There are a number of pending lawsuits in the United States and other countries against the manufacturers of DBCP and the growers, including us, who used it in the past. We are aware of 586 DBCP lawsuits although we have not been served in all of them. The cost to defend or settle these lawsuits, and the costs to pay any judgments or settlements resulting from these lawsuits, or other lawsuits which might be brought, could have a material adverse effect on our business, financial condition or results of operations. See Item 3, Legal Proceedings, in this Form 10-K.

Our substantial indebtedness could adversely affect our operations, including our ability to perform our obligations under the notes and our other debt obligations.

      We have a substantial amount of indebtedness. As of January 3, 2004, we had approximately $328 million in senior secured indebtedness and other structurally senior indebtedness, $1,430 million in senior unsecured indebtedness, including outstanding senior notes and debentures, and approximately $93.6 million in capital leases.

      Our substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate purposes;

•	expose us to the risk of increased interest rates, as certain of our borrowings are at variable rates of interest;

•	require us to sell assets to reduce indebtedness or influence our decisions about whether to do so;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from making strategic acquisitions or pursuing business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have relatively less indebtedness; and

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds. Failing to comply with those covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations.

The financing arrangements for the going-private merger transactions may increase our exposure to tax liability.

      A portion of our senior secured credit facility has been incurred by our foreign subsidiaries and was used to fund the going-private merger transactions. Although we believe, based in part upon the advice of our tax advisors, that our intended tax treatment of such transactions is appropriate, it is possible that the Internal Revenue Service could seek to characterize the going-private merger transactions in a manner that could result in the immediate recognition of taxable income by us. Any such immediate recognition of taxable income would result in a material tax liability, which could have a material adverse effect on our business, results of operations and financial condition.

Restrictive covenants in our debt instruments restrict or prohibit our ability to engage in or enter into a variety of transactions, which could adversely affect us.

      The indentures governing our senior notes due 2009, our senior notes due 2010, our senior notes due 2011, our debentures due 2013 and our senior secured credit facility contain various restrictive covenants that will limit our discretion in operating our business. In particular, these agreements limit our ability to, among other things:

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

      In addition, our senior secured credit facility requires us to maintain specified financial ratios and limits our ability to make capital expenditures. These covenants and ratios could have a material adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations. Any future debt could also contain financial and other covenants more restrictive than those imposed under the indentures governing our senior notes due 2009, our senior notes due 2010, our senior notes due 2011, our debentures due 2013 and our senior secured credit facility.

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

      The European Union (“EU”) maintains banana regulations that impose quotas and tariffs on bananas. In April 2001, the EU reached agreements, with the United States and Ecuador to implement a tariff-only import system no later than January 1, 2006. After reaching these agreements, the EU adjusted applicable quotas and amended rules for allocation of licenses for an interim regime preceding the future tariff-only regime. This interim regime began on July 1, 2001. Subsidiaries of Dole are entitled to licenses under the changed rules and are using the licenses in such a way as to maintain and maximize license rights. Although our earnings have not been negatively impacted by the interim regime, our earnings could be affected based on these or similar regulations implemented by the EU.

Terrorism and the uncertainty of war may have a material adverse effect on our operating results.

      Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, the subsequent response by the United States in Afghanistan, Iraq and other locations, and other acts of violence or war in the United States or abroad may affect the markets in which we operate and our operations and profitability. From time to time in the past, our operations or personnel have been the targets of terrorist or criminal attacks, and the risk of such attacks impacts our operations and results in increased security costs. Further terrorist attacks against the United States or operators of United States-owned businesses outside the United States may occur, or hostilities could develop based on the current international situation. The potential near-term and long-term effect these attacks may have on our business operations, our customers, the markets for our products, the United States economy and the economies of other places we source or sell our products is uncertain. The consequences of any terrorist attacks, or any armed conflicts, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets or our business.

Our worldwide operations and products are highly regulated in the areas of food safety and protection of human health and the environment.

      Our worldwide operations are subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including laws and regulations governing the use and disposal of pesticides and other chemicals. These regulations directly affect day-to-day operations, and violations of these laws and regulations can result in substantial fines or penalties. There can be no assurance that these fines or penalties would not have a material adverse effect on our business, results of operations and financial condition. To maintain compliance with all of the laws and regulations that apply to our operations, we have been and may be required in the future to modify our operations, purchase new equipment or make capital improvements. Actions by regulators may require operational modifications or capital improvements at various locations. In addition, we have been and in the future may become subject to private lawsuits alleging that our operations caused personal injury or property damage.

We are subject to the risk of product liability claims.

      The sale of food products for human consumption involves the risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling or transportation phases. We have from time to time been involved in product liability lawsuits, none of which were material to our business. While we are subject to governmental inspection and regulations and believe our facilities comply in all material respects with all applicable laws and regulations, we cannot be sure that consumption of our products will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance in an amount that we believe is adequate. However, we cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage.

We are subject to transportation risks.

      An extended interruption in our ability to ship our products could have a material adverse effect on our business, financial condition and results of operations. Similarly, any extended disruption in the distribution of our products could have a material adverse effect on our business, financial condition and results of operations. While we believe we are adequately insured and would attempt to transport our products by alternative means if we were to experience an interruption due to strike, natural disaster or otherwise, we cannot be sure that we would be able to do so or be successful in doing so in a timely and cost-effective manner.

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

      As of January 3, 2003, approximately 46% of our employees worked under various collective bargaining agreements. Some of our collective bargaining agreements will expire in fiscal 2004, although each agreement is subject to automatic renewals unless we or the union party to the agreement provides notice otherwise. Our other collective bargaining agreements will expire in later years. While we believe that our relations with our employees are good, we cannot assure you that we will be able to negotiate these or other collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages. A prolonged labor dispute, which could include a work stoppage, could have a material adverse effect on the portion of our business affected by the dispute, which could impact our business, results of operations and financial condition.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

      Some of the information included in this Form 10-K and other materials filed or to be filed by us with the Commission contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include the words “may,” “will,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” or other words or expressions of similar meaning. We have based these forward-looking statements on our current expectations about future events. The forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations and intentions with respect to our financial condition, results of operations, future performance and business, including statements relating to our business strategy and our current and future development plans.

      The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied in this Form 10-K include those set forth under the heading “Risk Factors” in this Item 1.

      We urge you to review carefully this Form 10-K, particularly the section “Risk Factors,” for a more complete discussion of the risks to our business.

      From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q and 8-K, Schedule 14A, press releases and other materials released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable, any or all of the forward-looking statements in this Form 10-K, our reports on Forms 10-K, 10-Q and 8-K, Schedule 14A and any other public statements that are made by us may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Form 10-K, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Form 10-K, or other public communications that we might make, as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

Item 2.	Properties

      We own our executive office facility, in Westlake Village, California. We also maintain divisional offices in Salinas, California and Miami, Florida, which are owned by us. We own our Latin American regional headquarters building in San Jose, Costa Rica, as well as offices in Bogota/ Santa Marta, Colombia and La Ceiba, Honduras. We also maintain offices in Chile, Costa Rica and Ecuador, which are leased from third parties. We maintain our European headquarters in Paris, France and regional offices in Antwerp, Belgium, Athens, Greece, Hamburg, Germany, Milan, Italy, Stockholm, Sweden and Cape Town, South Africa, which are leased from third parties. We own our offices in Madrid, Spain, Rungis, France and Lübeck, Germany. We maintain offices in Japan, China, the Philippines, Thailand, Hong Kong and South Korea, which are leased from third parties. The inability to renew any of the above office leases by us would not have a material adverse effect on our operating results. We believe that our property and equipment are generally well maintained, in good operating condition and adequate for our present needs.

      The following is a description of our significant properties.

North America

      Our Hawaii pineapple operations for the fresh produce market are located on the island of Oahu and total approximately 3,100 acres which we own.

      We own approximately 1,400 acres of farmland in California and Arizona, and lease approximately 11,000 acres of farmland in California and another 4,000 acres in Arizona in connection with our vegetable operations. The majority of this acreage is farmed under joint growing arrangements with independent growers, while the remainder is farmed by us. We own cooling, packing and shipping facilities in Yuma, Arizona and the following California cities: Marina, Gonzales and Huron. Additionally, we have partnership interests in facilities in Yuma, Arizona and Salinas, California, and leases in facilities in Oxnard, California. We own and operate state-of-the-art, ready-to-eat salad and vegetable plants in Yuma, Arizona, Soledad, California and Springfield, Ohio.

      We produce almonds from approximately 600 acres, pistachios from approximately 2,000 acres, olives from approximately 900 acres and citrus from approximately 2,700 acres on orchards in the San Joaquin Valley through agricultural partnerships in which we have an interest. We also produce citrus on approximately 120 acres of owned property in the San Joaquin Valley.

      Our Florida based fresh-cut flowers distribution operates from a new 328,000 square foot building completed in 2001, which we own. Approximately 200,000 square feet of this facility is refrigerated. Our fresh-cut flowers group also operates another cooling and distribution facility in the Miami area, which we own. We also operate a leased facility in Los Angeles, California and have sales offices in Dallas, Texas and Bentonville, Arkansas.

Latin America

      We produce bananas directly from owned plantations in Costa Rica, Colombia, Ecuador and Honduras as well as through associated producers or independent growing arrangements in those countries and others, including Guatemala. We own approximately 1,800 acres in Colombia, 38,600 acres in Costa Rica, 6,200 acres in Ecuador and 27,100 acres in Honduras, all related to banana production, although some of the acreage is not presently under production. We own a 50% interest in a Guatemala banana producer which owns or controls approximately 7,100 acres in that country.

      We own approximately 8,500 acres of land in Honduras, 6,500 acres of land in Costa Rica and 2,900 acres of land in Ecuador, all related to pineapple production, although some of the acreage is not presently under production. Pineapple is grown primarily for the fresh produce market. We own a juice concentrate plant in Honduras for pineapple and citrus. Coconuts are produced on approximately 500 acres of owned land in Honduras.

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

      In September 2003, Dole sold its interest in an edible oils refinery, a laundry soap factory, a palm oil extraction operation and approximately 3,800 acres of palm oil plantation.

      We formally accepted a new Ecuadorian port (Bananapuerto) on September 6, 2002. We indirectly own 35% of Bananapuerto and operate the port pursuant to a port services agreement, the term of which is up to 30 years.

      Dole Latin America operates a fleet of seven refrigerated container ships, of which four are owned, two are long-term chartered and one is chartered for a year. In addition, Dole Latin America operates a fleet of fourteen breakbulk refrigerated ships, of which nine are owned and five are long-term chartered. We also cover part of our requirements under contracts with existing liner services and occasionally charter vessels for short periods on a time or voyage basis as and when required. We own or lease approximately 11,500 refrigerated containers, 2,400 dry containers, 4,700 chassis and 3,300 generator sets. In April 2003, we exercised our purchase option on approximately 5,700 refrigerated containers, which previously had been under capital or operating lease, for an aggregate purchase price of approximately $76.5 million. In October 2003, Dole exercised its option to purchase approximately 940 generator sets at the end of a lease contract for approximately $3.9 million.

      We produce flowers on approximately 1,400 acres in Colombia and Ecuador. We own and operate packing and cooling facilities at each of our flower farms and lease a facility in Bogota, Colombia for bouquet construction.

Asia

      We operate a pineapple plantation of approximately 31,000 leased acres in the Philippines. Approximately 20,200 acres of the plantation are leased to us by a cooperative of our employees that acquired the land pursuant to agrarian reform law. The remaining 10,800 acres are leased from individual land owners. A cannery, freezer, juice concentrate plant, a box forming plant, a can manufacturing plant and a fresh fruit packing plant, each owned by us, are located at or near the pineapple plantation.

      We own and operate a multi-fruit cannery, can manufacturing plant and juice concentrate plant located in central Thailand and a second multi fruit cannery in southern Thailand. In Thailand, we grow pineapple on approximately 3,900 acres of leased land.

      We operate 18 fresh-cut fruit and vegetable distribution facilities in Japan through joint ventures with local distributors. Three of the distribution centers are located in Tokyo. Through independent growing arrangements, we source products from over 1,200 Japanese farmers. We own produce processing and distribution centers in Shanghai, China and Qingdao, China.

      We produce bananas and asparagus from leased lands in the Philippines and also source these products through associated producers or independent growing arrangements in the Philippines. A plastic extruding plant and a box forming plant, all owned by us, are located near the banana plantations. We also operate banana ripening and distribution centers in Hong Kong, South Korea and the Philippines.

Europe

      We operate nine banana ripening, produce and flower distribution centers in Sweden, nine in France, five in Spain, four in Italy, one in Belgium, one in Austria and three in Germany; with the exception of two owned facilities in Sweden, six owned facilities in France, three owned facilities in Spain, three owned facilities in Germany and one owned facility in Italy, these facilities are leased. We have a minority interest in a French company that owns a majority interest in banana and pineapple plantations in Cameroon and the Ivory Coast. We own a minority interest in a banana ripening and fruit distribution company with four facilities in the United Kingdom. We are the majority owner in a company operating a port terminal and distribution facility in Livorno, Italy. We own a banana ripening and fruit distribution facility near Istanbul, Turkey.

      We have a majority interest in Saba Trading AB, which owns and operates a state-of-the-art, ready-to-eat salad and vegetable plant in Helsingborg, Sweden.

Item 3.	Legal Proceedings

      Dole is involved from time to time in claims and legal actions incidental to its operations, both as plaintiff and defendant. Dole has established what management currently believes to be adequate reserves for pending legal matters. These reserves are established as part of an ongoing worldwide assessment of claims and legal actions that takes into consideration such items as changes in the pending case load (including resolved and new matters), opinions of legal counsel, individual developments in court proceedings, changes in the law, changes in business focus, changes in the litigation environment, changes in opponent strategy and tactics, new developments as a result of ongoing discovery, and past experience in defending and settling similar claims. In the opinion of management, after consultation with outside counsel, the claims or actions to which Dole is a party are not expected to have a material adverse effect, individually or in the aggregate, on Dole’s financial condition or results of operations.

      A significant portion of Dole’s legal exposure relates to lawsuits pending in the United States and in several foreign countries, alleging injury as a result of exposure to the agricultural chemical DBCP (1,2-dibromo-3-chloropropane). DBCP was manufactured by several chemical companies including Dow and Shell and registered by the U.S. government for use on food crops. Dole and other growers applied DBCP on banana farms in Latin America and the Philippines and on pineapple farms in Hawaii. Specific periods of use varied among the different locations. Dole halted all purchases of DBCP, including for use in foreign countries, when the U.S. EPA cancelled the registration of DBCP for use in the United States in 1979. That cancellation was based in part on the apparent link between male sterility and exposure to DBCP among factory workers producing the product in 1977, as well as early product testing done by the manufacturers showing testicular effects on animals exposed to DBCP. To date, there is no reliable evidence demonstrating that field application of DBCP led to sterility among farm workers, although that claim is made in the pending lawsuits. Nor is there any reliable scientific evidence that DBCP causes any other injuries in humans, although plaintiffs in the various actions assert claims based on cancer, birth defects and other general illnesses.

      Currently there are 586 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP. Eleven of these lawsuits are currently pending in various jurisdictions in the United States, with the remainder pending in Latin America and the Philippines. In the United States, plaintiffs moved to re-open and remand to state court two previously dismissed cases pursuant to the United States Supreme Court’s decision in Dole Food Company, Inc. v. Patrickson. Those motions were denied in March 2004 by the United States District Court. Plaintiffs have also remanded five other cases to state courts in Texas and Louisiana as a result of the Patrickson decision. On January 16, 2004, a case pending in the United States District Court for the District of Hawaii, in which 351 plaintiffs were claiming various injuries as a result of alleged air and water pollution, was resolved without a material adverse effect on Dole’s financial condition or results of operations. Claimed damages in DBCP cases worldwide total approximately $21.7 billion, with the lawsuits in Nicaragua representing approximately 81% of this amount. In almost all of these cases, Dole is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against Dole.

      In Nicaragua, service has been attempted on Dole in 49 of 102 pending cases, with the majority of the lawsuits brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional. Recently, 216 single plaintiff cases, which were filed with the civil trial court in Chinendega, were dismissed for lack of prosecution.

      Seventeen of the 49 cases are being actively litigated in civil trial courts in Managua (8), Chinendega (7) and Puerto Cabezas (2). In all of those cases, Dole has sought or will seek to have the cases returned to the United States pursuant to Law 364. Notwithstanding, the Chinendega court denied Dole’s request with respect to the seven cases pending there; and the Managua court denied Dole’s request with respect to seven of the eight cases pending there. Dole’s request as to the eighth Managua case is still pending. The Puerto Cabezas court has not yet ruled on Dole’s request with respect to the two cases pending there. On February 25, 2004, the Managua court entered a judgment against Dole, Dow and Shell in one of the eight cases, awarding 58 of the 81 claimants $82.9 million.

      Nine of the 49 cases had been consolidated into one case before a civil trial court in Managua, with the plaintiffs naming an entity denominated as “Dole Food Corporation Inc.” as a defendant. Dole is aware of no legal entity bearing that name, and Dole is certain that no such legal entity is related to Dole. As a result, Dole responded in those nine consolidated cases on behalf of Dole Fresh Fruit Company, a subsidiary of Dole, which has been named as a defendant in other pending DBCP matters, including matters brought by Nicaraguan citizens. Dole paid the $100,000 deposit to the Nicaraguan court, as required under Law 364, to participate in that litigation. On October 25, 2002, the Managua court issued a ruling that Dole Fresh Fruit Company was not a party to the nine consolidated cases. Thereafter, counsel for Dole Fresh Fruit Company notified the Managua court that no legal entity known as “Dole Food Corporation Inc.” exists and sought to appear on behalf of Dole Food Company, Inc. and to ratify all prior pleadings of Dole Fresh Fruit Company. On November 25, 2002, the Managua court issued a ruling that Dole Food Company, Inc. is not a defendant in the nine consolidated cases. On December 13, 2002, the Managua court entered a judgment in the aggregate amount of $489.4 million on behalf of 468 plaintiffs against Dow Chemical Company, also known as Dow AgroSciences, Shell Chemical Company, Standard Fruit and Vegetable Company and “Dole Food Corporation Inc.” in the nine consolidated actions. Because the Managua court had held that Dole was not a defendant in the case, the court also ordered that Dole’s $100,000 deposit be returned. Standard Fruit and Vegetable Company is a Texas corporation that is wholly unrelated to Dole. On May 14, 2003, an action was filed in Los Angeles County Superior Court against The Dow Chemical Company, Shell Chemical Company, and Dole Food Company, Inc. to enforce the Nicaraguan judgment. On July 18, 2003, Dole filed a motion to dismiss the enforcement action on the grounds that Dole Food Company, Inc. was not a party to the judgment. On July 17, 2003, Dow and Shell filed a motion to remove the enforcement action to the United States District Court for the Central District of California. Dole consented to that removal. On October 20, 2003, the United States District Court for the Central District of California dismissed with prejudice the enforcement action as to all of the defendants, including Dole. The Court held that Dole Food Company, Inc. was not a party in the Nicaraguan judgment. The plaintiffs have appealed the District Court’s dismissal to the United States Court of Appeals for the Ninth Circuit. That appeal is currently pending.

      Dole believes that none of the Nicaraguan civil trial courts’ judgments will be enforceable against any Dole entity in the U.S. or in any other country, because Nicaragua’s Law 364 is unconstitutional and violates international due process. Among other things, Law 364 is an improper “special law” directed at particular parties, it requires defendants to pay large, non-refundable deposits in order to participate in the litigation, it provides a severely truncated procedural process, it establishes irrebuttable presumptions of causation that are contrary to the evidence and scientific data, and it sets unreasonable minimum damages that must be awarded.

      On December 23, 2003, Dole filed an action in the United States District Court for the Central District of California against 934 Nicaraguans. The complaint seeks declaratory relief against the claimants in the eight actions currently pending in the Managua civil trial court. Dole seeks a determination that these actions lack merit and that any judgment issued under Law 364 is unenforceable in the United States on due process grounds. The complaint further asserts federal RICO and state law fraud, abuse of process and malicious prosecution claims against the claimants in the enforcement action dismissed on October 20, 2003.

      As to all the DBCP matters, Dole has denied liability and asserted substantial defenses. Although no assurance can be given concerning the outcome of these cases, in the opinion of management, after consultation with legal counsel and based on past experience defending and settling DBCP claims, the pending lawsuits are not expected to have a material adverse effect on Dole’s financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fiscal quarter ended January 3, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      All 1,000 authorized shares of Dole’s common stock are held by one stockholder, DHM Holding Company, Inc., of which David H. Murdock is the 100% beneficial owner. Dole expects that it soon will finalize the fourth amendment to Dole’s existing Credit Agreement. In connection with that fourth amendment, DHM Holding Company, Inc. will transfer all of its Dole stock to Dole Holding Company, LLC, which will itself be a direct, wholly-owned subsidiary of DHM Holding Company, Inc. There are no other Dole equity securities. There is no market for Dole’s equity securities. In connection with the March 28, 2003 going-private merger transaction, Dole ended all of its equity compensation plans.

      Dole paid a regular quarterly dividend of $0.10 per share of its common stock from 1991 until December 2001. Dole increased its quarterly dividend rate to $0.15 per share for the quarter ending in March 2002 and subsequent quarters. The last such dividend was for the fiscal quarter ending March 23, 2003. The going-private merger transaction occurred on March 28, 2003. There were no dividend payments for the second, third and fourth quarters of fiscal year 2003.

      Additional information required by Item 5 is contained in Note 14, Stock-Based Compensation, and Note 15, Shareholders’ Equity, to Dole’s Consolidated Financial Statements in this Form 10-K.

Item 6.	Selected Financial Data

Results of Operations and Selected Financial Data

	Three Quarters	Quarter
	Ended	Ended
	January 3,	March 22,
	2004	2003	2002	2001	2000	1999

	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor

	(In millions, except per share data)
Revenues, net	$3,700	$1,073	$4,392	$4,314	$4,400	$4,449
Cost of products sold	3,219	895	3,697	3,884	3,931	3,997

Gross margin	481	178	695	430	469	452
Selling, marketing and general and administrative expenses	321	89	421	383	388	385
Hurricane Mitch (insurance proceeds) charge — net	—	—	—	—	(43)	(20)

Operating income	160	89	274	47	124	87
Interest expense — net	120	17	69	65	76	76
Other (expense) income — net	(10)	2	5	10	8	9

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	30	74	210	(8)	56	20
Income taxes	7	13	54	29	20	3

Income (loss) from continuing operations, net of income taxes	23	61	156	(37)	36	17
Income from discontinued operations, net of income taxes	—	—	—	19	32	32
Gain on disposal of discontinued operations, net of income taxes	—	—	—	168	—	—

Income before cumulative effect of a change in accounting principle	23	61	156	150	68	49
Cumulative effect of a change in accounting principle	—	—	120	—	—	—

Net income	$23	$61	$36	$150	$68	$49

Other Statistics
Working capital	$279	—	$715	$586	$377	$393
Total assets	3,988	—	3,037	2,768	2,801	2,994
Long-term debt	1,804	—	882	816	1,135	1,285
Total debt	1,851	—	1,125	843	1,180	1,323
Total shareholders’ equity	456	—	745	736	555	532
Cash dividends per common share	—	$0.15	0.60	0.40	0.40	0.40
Capital additions	102	4	234	120	111	137
Depreciation and amortization	107	25	107	117	125	123

Note: As a result of the going-private merger transaction, the Company’s Consolidated Financial Statements present the results of operations, financial position and cash flows prior to the date of the merger transaction as the “Predecessor.” The merger transaction and the Company’s results of operations, financial position and cash flows thereafter are presented as the “Successor.” Predecessor results have not been aggregated with those of the Successor in accordance with accounting principles generally accepted in the U.S. and accordingly the Company’s Consolidated Financial Statements do not show the results of operation or cash flows for the year ended January 3, 2004.

Income from continuing operations for the three quarters ended January 3, 2004 includes going-private merger transaction expenses of $29.1 million and purchase accounting related charges including the loss on the sale of Fabrica, a Honduran palm oil business, totaling $90.4 million. Loss from continuing operations for 2001 includes pretax charges of $133 million of reconfiguration charges and a pretax non-operating gain of $8 million related to the sale of available-for-sale securities. In 2001, Dole divested its Honduran Beverage operations. Operating results of this business have been accounted for as a discontinued operation. Income from continuing operations for 2000 includes a pretax charge of $46 million, net insurance proceeds of $43 million and a pretax gain of $9 million related to asset sales. Income from continuing operations for 1999 includes a pretax charge of $48 million and net insurance proceeds of $20 million. Income from discontinued operations in 1999 includes net insurance proceeds of $8 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      2003 was a historic year for Dole Food Company, Inc. and its consolidated subsidiaries (the “Company” or “Dole”). The Company achieved strong income from continuing operations and generated positive cash flow from operating activities, and additionally completed a going-private merger transaction in March 2003. The privatization resulted from the acquisition by David H. Murdock, the Company’s Chairman, President and Chief Executive Officer, of the approximately 76% of the Company that he and his affiliates did not already own.

      The Company’s results for the year were driven by strong performances across the majority of Dole’s lines of business. The banana, pineapple and Chilean fresh fruit operations improved significantly over the prior year and the fresh-cut flowers business generated positive operating income. Management focused on growing Dole’s principal businesses while continuing to build on cost savings initiatives initiated in prior years.

      The Company continued a leadership position in the key markets in which it operates. Most notably, in 2003 the Company increased its market share in the North American banana and pineapple markets. The North American market is the Company’s single largest market, accounting for approximately 49% of revenues in 2003. The North American banana market experienced lower banana pricing; however, banana volumes continued to be strong. The Company also grew or maintained market share in its key value-added products. The Company increased its leadership position in the packaged salads category of the fresh vegetables business. Although FRUIT BOWLS® and FRUIT-N-GEL BOWLSTM products experienced increased competition, the Company gained market share in its other core packaged foods products.

      During 2003, the Company continued to expand its product offerings, particularly in the packaged foods and fresh vegetables segments. During the year the Company launched its new 24-ounce DOLE Fruit in Plastic Jars, expanded its FRUIT BOWLS line to include pears, expanded its cut-salads line to include spinach and began to produce a variety of new branded cut-fruit products. The Company also continued to enhance the mix, packaging and sizes of its existing products.

      Continuing with the Company’s focus on core activities, the Company completed the divestiture of Fabrica, a Honduran palm oil business, in the third quarter of 2003. In December 2003, the Company expanded its productive pineapple capacity with the acquisition of approximately 1,108 hectares of additional pineapple farmland in Costa Rica. In 2002, the Company had completed the sale of two other non-core businesses, Pascual Hermanos, S.A. (“Pascual Hermanos”), a fresh vegetables subsidiary in Spain, and Saman S.A. (“Saman”), a dried fruit and nut subsidiary in France.

Going-Private Merger and Refinancing Transactions

      On December 18, 2002, the Company signed a definitive merger agreement with David H. Murdock, pursuant to which Mr. Murdock would acquire the approximately 76% of the Company’s common stock that he and his affiliates did not already own for $33.50 per share in cash. On March 26, 2003, the merger was approved at a special meeting of the Company’s shareholders. The transaction was successfully completed on March 28, 2003 and the Company became wholly owned by Mr. Murdock through DHM Holding Company, Inc., a Delaware corporation (“HoldCo”). As a result of the transaction, the Company’s outstanding shares of common stock were retired and all outstanding stock options were settled in cash, except those options held by Mr. Murdock that were cancelled without payment.

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

      On May 29, 2003, the Company issued and sold $400 million aggregate principal amount of 7.25% Senior Notes due 2010 (the “2010 Notes”) in an offering exempt from the registration requirements of the Securities Act of 1933. The Company used the net proceeds from this offering of approximately $396 million, together with other available cash of $4 million, to prepay $400 million of the term loans under the senior secured credit facility. In connection with the offering, the Company and the lenders under the senior secured credit facility effected certain amendments to the Company’s senior secured credit facility. The indenture with respect to the 2010 Notes contains covenants and restrictions substantially identical to those under the 2011 Notes.

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

      The going-private merger transaction has resulted in a significant change in the Company’s capital structure, most notably an increase in long-term borrowings. In addition, the transaction has had a significant impact on the Company’s results of operations for the current year due to substantial privatization related expenses, the application of purchase accounting, and significantly increased interest expense. The Company expects the impact of the privatization to be reduced in future years as a result of the absence of privatization related costs and lower purchase accounting related expenses.

Results of Operations

      As a result of the going-private merger transaction, the Company’s Consolidated Financial Statements present the results of operations, financial position and cash flows prior to the date of the merger transaction as the “Predecessor.” The merger transaction and the Company’s results of operations, financial position and cash flows thereafter are presented as the “Successor.” Predecessor results have not been aggregated with those of the Successor in accordance with accounting principles generally accepted in the U.S. and accordingly the Company’s Consolidated Financial Statements do not show results of operations or cash flows for the year ended January 3, 2004. However, in order to facilitate an understanding of the Company’s results in comparison with the years ended December 28, 2002 and December 29, 2001, the results of operations of the Predecessor for the quarter ended March 22, 2003 and the Successor for the three quarters ended January 3, 2004, are presented combined (“Combined”).

      The push-down of purchase accounting to the Company and the substantial increase in debt as a result of the going-private merger and refinancing transactions, have had a significant impact on the Company’s results of operations for the year ended January 3, 2004 in comparison to the Predecessor results for the year ended December 28, 2002. The Company’s results of operations for the year ended January 3, 2004 were impacted by approximately $19.3 million of purchase accounting related depreciation and amortization, $59.3 million of purchase accounting expense related to the step-up of inventory and a net $1.4 million of other purchase accounting items, for a total of $80 million. In addition, the year ended January 3, 2004 includes $29.1 million of going-private and refinancing related expenses. The impact of the purchase accounting and transaction expenses on the Company’s results of operations for the year ended January 3, 2004 is as follows: additional cost of products sold ($80.5 million); additional selling, marketing and general and administrative expenses ($16 million); decrease in other income (expense), net ($12.6 million); and decrease in income before income taxes ($109.1 million). Refer to Note 5 to the Consolidated Financial Statements for information on the pro forma results of operations as if the going-private merger and refinancing transactions had occurred at the beginning of each of the periods presented.

      During 2001, the Company disposed of its 97% interest in the capital stock of Cervecería Hondureña S.A., a Honduran corporation principally engaged in the beverage business in Honduras (“the Honduran beverage business”). The Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements reflect the Honduran beverage business as a discontinued operation, and accordingly, with the exception of net income, the Honduran beverage business is excluded from the selected results of operations presented below. Selected results of operations for the years ended January 3, 2004, December 28, 2002 and December 29, 2001 were as follows:

	Three Quarters
	Ended	Quarter Ended	Year Ended	Year Ended	Year Ended
	January 3,	March 22,	January 3,	December 28,	December 29,
	2004	2003	2004	2002	2001

	Successor	Predecessor	Combined	Predecessor	Predecessor

	(In thousands)
Revenues, net	$3,699,971	$1,073,170	$4,773,141	$4,392,073	$4,314,821
Operating income	159,518	88,790	248,308	274,515	46,704
Interest income and other income (expense), net	(5,398)	4,745	(653)	16,362	16,274
Interest expense	124,491	19,647	144,138	80,890	70,708
Income taxes	6,512	13,100	19,612	53,789	29,348
Cumulative effect of a change in accounting principle	—	—	—	119,917	—
Net income	23,117	60,788	83,905	36,281	150,404

Revenues

      For the year ended January 3, 2004, revenues increased 9% to $4.77 billion from $4.39 billion in the prior year. This increase is primarily due to favorable U.S. dollar exchange rates versus the euro, Swedish krona and Japanese yen, which positively impacted revenues, primarily in the fresh fruit segment, by approximately $250 million. In addition, there were overall improved volumes in the fresh fruit, fresh vegetables and packaged foods segments. The increase in revenues is also due to an additional week as a result of a 53-week year in 2003 compared to 52 weeks in 2002. The impact on revenues of this additional week was approximately $73 million. These increases were partially offset by lower pricing in the packaged foods segment, lower pricing in the fresh vegetables packaged salads product line and the divestiture of certain businesses in the current and prior year. Divested businesses accounted for a decline in revenues of approximately $81 million in 2003.

      There were no purchase accounting adjustments that impacted revenues for the year ended January 3, 2004.

      For the year ended December 28, 2002, revenues increased 2% to $4.39 billion from $4.31 billion in 2001. The increase in revenues was driven by higher fresh fruit revenues, due in part to favorable exchange rates, and higher packaged foods revenues. Favorable exchange rates benefited revenues by approximately $30 million. This increase was partially offset by lower fresh vegetables and fresh-cut flowers revenues, as well as the divestiture of businesses during the year. Divested businesses accounted for a decline in revenues of approximately $73 million in 2002.

Operating Income

      For the year ended January 3, 2004, operating income decreased 10% to $248.3 million from $274.5 million in the year ended December 28, 2002. The decrease was primarily attributable to increased expenses of $88 million as a result of purchase accounting adjustments to inventory of $59.3 million, property, plant and equipment of $18.3 million, amortizable intangibles of $7.9 million and foreign currency related items of $2.5 million. In addition, the Company incurred a $2.4 million loss on the sale of Fabrica. The loss on the sale of Fabrica excludes $8 million of foreign currency related losses that were eliminated in purchase accounting. The decline in operating income from the previous year was also attributable to privatization related expenses of $15.5 million, hedging gains in the prior year of $10.1 million and lower earnings from the Company’s fresh vegetables segment. These decreases were partially offset by improved earnings from the fresh fruit, packaged foods and fresh-cut flowers segments and lower corporate expenses. Earnings also improved due to favorable U.S. dollar exchange rates versus the euro, the Swedish krona and the Japanese yen, which, net of current year hedge gains and losses benefited 2003 by approximately $22 million. In addition, the Company incurred a $5.9 million foreign exchange loss on debt denominated in British pounds. The impact of the additional week in 2003 on operating income was not significant.

      For the year ended December 28, 2002, operating income increased to $274.5 million from $46.7 million in 2001. The increase is primarily due to higher sales, the absence of business reconfiguration charges incurred in 2001 of $133 million and the absence of goodwill amortization expense incurred in 2001 of $11 million. Favorable foreign exchange rates, net of hedging gains and losses, positively impacted earnings by approximately $13.8 million in 2002. The increase in operating income was partially offset by higher corporate and other expenses.

Interest Income and Other Income (Expense), Net

      For the year ended January 3, 2004, interest income decreased to $7.1 million from $12 million in 2002. The decline is due to lower average cash balances during 2003 as a result of cash used in the going-private merger transaction. Other income (expense), net decreased to an expense of $7.7 million in the current year from income of $4.4 million in 2002. The decrease is primarily due to the write-off of deferred debt issuance costs of $12.6 million associated with accelerated debt repayments.

      For the year ended December 28, 2002, interest income increased to $12 million from $5.8 million in 2001, due to higher average cash balances. This primarily resulted from the issuance of $400 million 7.25% unsecured senior notes due 2009 during the second quarter of 2002, and the proceeds from the disposal of the Honduran beverage business in the fourth quarter of 2001. Other income (expense), net decreased to income of $4.4 million in 2002 from income of $10.5 million in 2001. The decrease is due to the absence of a gain on sale of investments recorded in 2001 of $8.2 million and higher minority interest expense in 2002 of $3.7 million, partially offset by higher equity earnings in 2002 versus 2001.

Interest Expense

      Interest expense for the year ended January 3, 2004 was $144.1 million, as compared to $80.9 million in 2002. Interest expense in 2003 increased primarily as a result of higher average debt balances due to the issuance of additional debt to finance the going-private merger transaction, as well as the amortization of deferred debt issuance costs of $7.2 million.

      Interest expense for the year ended December 28, 2002 increased to $80.9 million from $70.7 million in 2001. The increase was primarily due to the issuance of the $400 million 7.25% unsecured senior notes due 2009 during the second quarter of 2002.

Income Taxes

      Income tax expense for the year ended January 3, 2004 decreased to $19.6 million from $53.8 million in 2002. The Company’s effective tax rate fell to 18.9% in 2003 from 25.6% in 2002. The reduction in the effective income tax rate in the current year is primarily due to a change in the mix of taxable earnings, due in part to significantly higher domestic interest expense. For all periods presented, the effective income tax rate differs from the U.S. federal statutory rate primarily due to earnings from operations being taxed in foreign jurisdictions at lower net effective rates than the U.S. rate. No U.S. taxes have been provided on these earnings because such earnings are intended to be indefinitely invested outside the U.S.

      Income tax expense increased in 2002 to $53.8 million from $29.3 million in 2001 primarily due to higher earnings in 2002, partially offset by a $5 million income tax refund received during 2002. In 2001, the income tax expense was $29.3 million on pretax losses of approximately $7.7 million. The difference in the 2002 and 2001 effective tax rates is primarily due to the $133 million business reconfiguration expense recorded in 2001. Approximately $101 million of this business reconfiguration expense related to foreign tax jurisdictions. A valuation allowance was established to offset deferred tax assets related to the business reconfiguration expense in jurisdictions where the Company has determined that it is more likely than not that these benefits will not be realized.

Cumulative Effect of a Change in Accounting Principle

      During the second quarter of 2002, the Company completed the two-step process of the transitional goodwill impairment test prescribed in Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets”. The transitional goodwill impairment test resulted in the Company recognizing a non-cash transitional goodwill impairment charge of $119.9 million related entirely to the fresh-cut flowers reporting segment. As required by FAS 142, the $119.9 million charge has been retroactively reflected as a cumulative effect of a change in accounting principle in the Company’s Consolidated Statement of Operations for the year ended December 28, 2002.

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

	2003	2002	2001

	Combined	Predecessor	Predecessor

	(In thousands)
Revenues from external customers
Fresh fruit	$3,134,144	$2,772,758	$2,701,422
Fresh vegetables	850,584	825,559	827,528
Packaged foods	587,226	588,991	556,143
Fresh-cut flowers	168,086	173,927	196,430
Other operating segments	33,101	30,838	33,298

	$4,773,141	$4,392,073	$4,314,821

	2003	2002	2001

	Combined	Predecessor	Predecessor

	(In thousands)
EBIT
Fresh fruit	$235,181	$217,844	$48,478
Fresh vegetables	63,452	82,699	47,793
Packaged foods	35,112	64,905	43,684
Fresh-cut flowers	792	(5,925)	(18,717)
Other operating segments	354	713	(837)

Total operating segments	334,891	360,236	120,401
Corporate and other EBIT	(87,236)	(69,359)	(57,423)
Interest expense	144,138	80,890	70,708

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	$103,517	$209,987	$(7,730)

2003 Compared with 2002

      Fresh Fruit: Fresh fruit revenues increased 13% to $3.1 billion in 2003 from $2.8 billion in 2002. The increase in fresh fruit revenues was primarily due to favorable exchange rates, higher volumes of bananas sold in North America, Europe and Asia and significantly higher Tropical Gold pineapple volumes sold in North America, Europe and Asia. In November 2003, the Company changed the name of its Latin-sourced super-sweet yellow pineapple from DOLE PREMIUM SELECT® to Tropical Gold®. In addition, the Company experienced higher volumes and pricing of Chilean deciduous fruit, as well as expanded activity in the European ripening and distribution business. The net impact of exchange rates on year-over-year revenues was approximately $247 million. This impact is due primarily to a weaker U.S. dollar versus the euro, the Swedish krona and the yen, which impacted revenues by $123 million, $81 million and $38 million, respectively. The increase in revenues was partially offset by lower local currency pricing of bananas in Europe and Asia, in response to stronger local currencies, lower banana pricing in North America, and the winding down of the California deciduous operations in the prior year. The exiting of the California deciduous operations accounted for a reduction in revenues of approximately $14 million in 2003 versus 2002.

      Fresh fruit EBIT increased 8% to $235.2 million in 2003 from $217.8 million in 2002. EBIT increased primarily due to the same factors that drove the increase in revenues, as well as lower unit costs of fruit resulting from higher production volumes, operational efficiencies, and other cost reduction initiatives. In addition, the exiting of the California deciduous and Pacific Northwest apples operations benefited EBIT in 2003 due to the absence of approximately $8.1 million in operating losses and shutdown expenses incurred by these operations in 2002. Favorable exchange rates, net of current year hedge gains and losses and losses on foreign denominated debt, benefited EBIT by approximately $16 million in 2003. The increase in EBIT was partially offset by $29.9 million of purchase accounting related expenses mainly from the step-up of inventory and property, plant and equipment and the absence of hedge gains recognized in the prior year of $10.1 million. Higher third party purchased pineapple and higher fuel prices further negatively impacted fresh fruit EBIT in 2003.

      Fresh Vegetables: Fresh vegetables revenues for 2003 increased 3% to $850.6 million from $825.6 million in 2002. The increase in revenues was primarily driven by higher volumes of packaged salads and higher volumes and pricing of commodity vegetables. This increase was partially offset by lower packaged salads pricing and the impact of the disposition of the Company’s interest in Pascual Hermanos in the third quarter of 2002. Pascual Hermanos revenues were $26.4 million in 2002.

      Fresh vegetables EBIT for 2003 decreased to $63.5 million from $82.7 million in 2002. EBIT for 2003 was negatively impacted by higher product costs, purchase accounting related expenses of $3.9 million, and higher distribution costs, in part due to higher fuel prices. Higher product costs resulted primarily from higher purchases of lettuce from non-contracted growers due to a shortage in the fourth quarter of 2003. These factors were partially offset by higher sales. Pascual Hermanos related EBIT, excluding a $4.3 million gain on disposal, was $4 million in 2002.

      Packaged Foods: Packaged foods revenues in 2003 decreased slightly to $587.2 million from $589 million in 2002. The decrease in revenues was mainly due to the sale of Fabrica in the third quarter of 2003 and the sale of Saman in the third quarter of 2002. These factors were partially offset by higher worldwide volumes of canned pineapple and pineapple concentrate and the introduction of DOLE Fruit in Plastic Jars. Fabrica revenues were $17.6 million and $24.5 million in 2003 and 2002, respectively. Saman revenues were $27.1 million in 2002.

      Packaged foods EBIT in 2003 decreased to $35.1 million from $64.9 million in 2002. EBIT for the year decreased primarily due to the impact of purchase accounting, which resulted in additional depreciation and amortization and inventory costs of approximately $41.5 million. The Company also incurred a loss, net of purchase accounting, of $2.4 million on the sale of its 81% interest in Fabrica. These factors were partially offset by higher sales from ongoing businesses, the absence of losses from Saman, which was sold in the prior year, and lower marketing expenses. Excluding the loss on sale of Fabrica, Fabrica EBIT was $1.3 million and $1.5 million in 2003 and 2002, respectively. Saman related EBIT, excluding a loss on disposal of $4.1 million, was a loss of approximately $3.7 million in 2002.

      Fresh-cut Flowers: Fresh-cut flowers revenues in 2003 decreased to $168.1 million from $173.9 million in 2002. The decrease in revenues was attributable to lower pricing, primarily in the wholesale channel.

      EBIT in the fresh-cut flowers segment in 2003 improved to $0.8 million from a loss of $5.9 million in 2002. EBIT in 2003 benefited from favorable foreign currency exchange rates, lower import duties as a result of the reinstatement of the Andean Trade Preference Act, lower operating costs due to the closure of five farms in Colombia and one in Mexico, and lower third party purchases. These cost improvements were partially offset by lower sales and the impact of purchase accounting, primarily to the step up of inventory, of approximately $5.2 million.

      Corporate and Other: Corporate and other EBIT includes general and administrative costs not allocated to operating segments. Corporate and other EBIT in 2003 was a loss of $87.2 million compared to a loss of $69.4 million in 2002. The increase was primarily due to $29.1 million of going-private merger transaction and refinancing expenses and lower interest income in 2003, partially offset by approximately $9 million of higher legal expenses in 2002.

2002 Compared with 2001

      Fresh Fruit: Fresh fruit revenues increased 3% to $2.8 billion in 2002 from $2.7 billion in 2001. The increase in fresh fruit revenues was primarily due to higher pricing for bananas sold in Asia, higher volumes in the European ripening and distribution business and higher volumes of Tropical Gold pineapples. Revenues, primarily in the fresh fruit segment, were also favorably impacted by foreign currency exchange rates. The net impact of exchange rates on year-over-year revenues was approximately $30 million; this impact primarily consists of a $47 million increase in revenues due to a stronger euro-to-dollar exchange rate, partially offset by a $17 million decrease from a weaker yen-to-dollar exchange rate. These benefits were partially offset by lower volumes of bananas sold in Europe, lower pricing of bananas sold in North America and the winding down of the California deciduous operations in 2002 and Pacific Northwest apples operations in 2001. The exiting of the California deciduous and Pacific Northwest apples operations accounted for a reduction in revenues of approximately $28 million in 2002 versus 2001.

      Fresh fruit EBIT increased to $217.8 million in 2002 from $48.5 million in 2001. EBIT increased primarily due to the same factors that drove the increase in revenues. The stronger average euro-to-dollar exchange rate impacted year-over-year total EBIT, primarily in the fresh fruit segment, by approximately $11 million as compared to 2001. The weaker average yen-to-dollar exchange rate did not significantly impact EBIT in 2002. In addition, the exiting of the California deciduous and Pacific Northwest apples operations increased EBIT in 2002 due to lower operating losses from these operations of approximately $4 million. EBIT in 2002 further benefited from the absence of $74 million of business reconfiguration expenses included in 2001 EBIT. The Company also incurred $5 million of expenses in 2001 related to the divestiture of the Company’s controlling interest in a banana production joint venture in South America. EBIT in 2002 also benefited from the absence of goodwill amortization, as a result of the adoption of FAS 142 at the beginning of 2002. The Company recognized $7 million in goodwill amortization in 2001.

      Fresh Vegetables: Fresh vegetables revenues for 2002 decreased slightly to $825.6 million from $827.5 million in 2001. Revenues were impacted by lower commodity vegetable volumes, the disposition of the Company’s interest in Pascual Hermanos in the third quarter of 2002 and higher marketing expenses, which are treated as a reduction of revenues as required under EITF 01-9. These decreases were partially offset by higher volumes in the packaged salads business.

      Fresh vegetables EBIT for 2002 increased to $82.7 million from $47.8 million in 2001. EBIT for 2002 benefited from the absence of $34 million of business reconfiguration expenses included in 2001 EBIT. EBIT in 2002 also included a $4 million gain on the sale of Pascual Hermanos. Excluding the impact of the 2001 business reconfiguration expense and the gain on sale of Pascual Hermanos, EBIT in 2002 decreased slightly due to lower commodity vegetable volumes, partially offset by higher volumes in the packaged salads business.

      In September 2002, the Company sold all of its 91% equity interest in, and outstanding loans due from, Pascual Hermanos, a Spanish corporation held for sale since 2001, for approximately $18.1 million, net of cash on hand at the date of sale. The financial results of Pascual Hermanos are included in the fresh vegetables reporting segment through the effective date of disposal. In the third quarter of 2002, the Company recorded a gain on this sale of approximately $4 million, net of transaction expenses. The gain was included in selling, marketing and general and administrative expenses in the Consolidated Statements of Operations. Revenues related to Pascual Hermanos for 2002 and 2001 were $26.4 million and $45 million, respectively. EBIT related to Pascual Hermanos for 2002 and 2001 was $4 million and $1.6 million, respectively.

      Packaged Foods: Packaged foods revenues in 2002 increased to $589 million from $556.1 million in 2001. The increase in revenues was due to higher volumes from the continued success of FRUIT BOWLS and FRUIT-N-GEL BOWLS products. The increase in revenues was partially offset by higher marketing expenses, which are treated as a reduction of revenues as required under EITF 01-9, and the sale of Saman during the third quarter of 2002.

      Packaged foods EBIT in 2002 increased to $64.9 million from $43.7 million in 2001. EBIT in 2002 benefited from the absence of $17 million of business reconfiguration expenses included in 2001 EBIT. Excluding the impact of the 2001 business reconfiguration expenses, EBIT for packaged foods increased approximately $4 million compared to the prior year. This increase in EBIT was due to higher volumes from the continued success of the FRUIT BOWLS and FRUIT-N-GEL BOWLS products, lower product costs and slightly higher pricing in traditional canned products, partially offset by a $4 million loss recorded on the sale of Saman.

      In October 2002, the Company sold its wholly owned subsidiary, Saman, for $6 million in cash, net of cash on hand at the date of sale. Saman is a European dried fruit and nut processor held for sale since 2001. The financial results of Saman are included in the packaged foods reporting segment through the effective date of disposal. In the third quarter of 2002, the Company recorded a loss on the sale of approximately $4 million, net of transaction expenses. The loss is included in selling, marketing and general and administrative expenses in the Consolidated Statements of Operations. Revenues related to Saman for 2002 and 2001 were $27.1 million and $50.1 million, respectively. EBIT related to Saman for 2002 and 2001 were losses of $3.7 million and $0.5 million, respectively.

      Fresh-Cut Flowers: Fresh-cut flowers revenues in 2002 decreased to $173.9 million from $196.4 million in 2001. The decrease in revenues was attributable to lower volumes partially offset by a slight increase in pricing.

      EBIT in the fresh-cut flowers segment in 2002 improved to a loss of $5.9 million from a loss of $18.7 million in 2001. EBIT in 2002 benefited from the absence of $7 million of business reconfiguration expenses and the absence of $4 million of goodwill amortization included in 2001 EBIT. The Company did not record goodwill amortization related to fresh-cut flowers in 2002 as a result of the adoption of FAS 142. Excluding the impact of the business reconfiguration expenses and goodwill amortization, 2002 EBIT improved $1 million compared to the prior year, principally due to lower operating costs primarily as a result of the closure of six production farms, partially offset by lower revenues.

      Corporate and Other: Corporate and other EBIT in 2002 was a loss of $69.4 million compared to a loss of $57.4 million in 2001. The difference between the years is largely due to approximately $9 million of higher legal expenses in 2002 attributable to ongoing lawsuits filed against the Company related to its past use of an agricultural chemical called DBCP, as discussed further in Note 18 to the Consolidated Financial Statements, and higher employee incentive costs as a result of stronger earnings in 2002. EBIT in 2002 was further impacted by a loss on the early retirement of debt of approximately $3.4 million and $3.4 million in transaction costs related to the going-private merger transaction. In contrast, 2001 EBIT included an $8 million gain on available-for-sale securities. These factors were partially offset by lower consulting fees in 2002 and higher interest income.

Liquidity and Capital Resources

CASH REQUIREMENTS:

      The following tables summarize the Company’s contractual obligations and commitments at January 3, 2004:

	Payments Due by Period

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(In thousands)
Contractual obligations
Long-term debt	$1,755,602	$40,382	$80,625	$204,917	$1,429,678
Capital lease obligations	93,550	5,245	8,408	7,023	72,874
Operating lease commitments	420,697	83,353	124,337	49,859	163,148
Purchase obligations	1,494,478	358,217	593,193	401,468	141,600

Total contractual cash obligations	$3,764,327	$487,197	$806,563	$663,267	$1,807,300

      Long-Term Debt: Refer to “Sources and Uses of Cash” below and Note 12 of the Consolidated Financial Statements for details of the Company’s long-term debt.

      Capital Lease Obligations: Included in the Company’s capital lease obligations is $89.6 million related to two vessel leases. The Company has a walk-away option on each of these leases, exercisable in November 2004. If the Company elects not to exercise these options, the lease term continues for an additional 20 years. The timing of payments under these capital lease obligations assumes the Company will not exercise this walk-away option. The remaining $4 million of capital lease obligations relate primarily to machinery and equipment.

      Operating Lease Commitments: The Company has obligations under non-cancelable operating leases, primarily for land, as well as for certain equipment and office facilities. The leased assets are used in the Company’s operations where leasing offers advantages of operating flexibility and is less expensive than alternate types of funding. Lease payments under a significant portion of the Company’s operating leases are based on fixed interest rates. Lease payments are charged to operations, primarily through cost of products sold. Total rental expense, including rent related to cancelable and non-cancelable leases, was $98.4 million, $109.3 million and $126.1 million (net of sublease income of $15.1 million, $14.7 million and $12.8 million) for 2003, 2002 and 2001, respectively.

      Included in operating lease commitments are the Company’s maximum potential undiscounted future payments on residual value guarantees on an aircraft lease. The maximum exposure, which would occur if the fair value of the aircraft is less than $20 million at the termination of the lease in 2009, is approximately $8.2 million.

      Purchase Obligations: In order to secure sufficient product to meet demand and to supplement the Company’s own production, the Company has entered into non-cancelable agreements with independent growers in Latin America to purchase substantially all of their production subject to market demand and product quality. Prices under these agreements are generally fixed and contract terms range from one to six years. Total purchases under these agreements amounted to $293.2 million, $260.6 million and $231.1 million for the years ended January 3, 2004, December 28, 2002 and December 29, 2001, respectively.

      In order to ensure a steady supply of packing supplies and to maximize volume incentive rebates, the Company has entered into contracts with certain suppliers for the purchase of packing supplies at formula-based prices over periods of up to three years. Purchases under these contracts for 2003, 2002 and 2001 were approximately $76.3 million, $51.3 million and $51.9 million, respectively.

      Other Obligations and Commitments: The Company has obligations with respect to its pension and other postretirement benefit (“OPRB”) plans (Note 13 to the Consolidated Financial Statements). Assuming no change in the pension and OPRB assumptions, the Company would expect to contribute $9.6 million, $8.7 million, $16.3 million, $21.7 million and $19.5 million to its U.S. pension and OPRB plans during the 2004, 2005, 2006, 2007, and 2008 fiscal years, respectively.

      In connection with the acquisition of its 60% interest in Saba Trading AB in 1998, the Company has the right to purchase (the “call option”), at its sole discretion, the minority shareholders’ entire interest in Saba during either January 2004 or January 2008. In addition, each minority shareholder separately has the right to require the Company to purchase (the “put option”) the shareholders’ interest during either February 2005 or February 2008. The call option price and the put option price are computed based upon formulas as specified in the agreements. The Company has elected not to exercise the January 2004 call option. In the event that each minority shareholder exercises its put option, the minimum aggregate price payable by the Company for these minority interests under these formulas would approximate $47.2 million at January 3, 2004.

      The Company has numerous collective bargaining agreements with various unions covering approximately 46% of the Company’s hourly full time and seasonal employees. Of the unionized employees, 28% are covered under a collective bargaining agreement that will expire within one year and the remaining 72% are covered under collective bargaining agreements expiring beyond the upcoming year. These agreements are subject to periodic negotiation and renewal. Failure to renew any of these collective bargaining agreements may result in a strike or work stoppage; however management does not expect that the outcome of these negotiations and renewals will materially adversely affect the Company’s financial condition or results of operations.

      The Company believes that available borrowings under the revolving credit facility of $207 million at January 3, 2004, together with its existing cash balance of approximately $33 million at January 3, 2004, future cash flow from operations and access to capital markets will enable it to meet its working capital, capital expenditure, debt maturity and other commitments and funding requirements. Factors impacting the

Company’s cash flow from operations include such items as commodity prices, interest rates and foreign currency exchange rates, among other things. These factors are set forth under “Risk Factors” in Item 1 of this Form 10-K, in the “Market Risk” section below and elsewhere in this Form 10-K.

SOURCES AND USES OF CASH:

      Operating: The primary drivers of the Company’s operating cash flows are earnings from operating activities, adjusted for cash generated from or used in net working capital, interest paid and taxes paid or refunded.

      The factors that impact the Company’s cash earnings are similar to those that impact the Company’s net income, including foreign currency fluctuations, changes in commodity prices and volumes, changes in interest rates and the tax jurisdiction of the earnings. The most significant recurring non-cash items included in net income are depreciation and amortization, earnings from equity investments, minority shareholders expense and gains and losses on the sale of assets. Changes in working capital generally correspond to operating activity. For example, as revenues increase, a larger investment in working capital is typically required. Management attempts to keep the Company’s investment in net working capital to a reasonable minimum by closely monitoring inventory levels and matching production to expected market demand, keeping tight control over collection of receivables and optimizing payment terms on its trade and other payables.

      Cash flows generated by operating activities from continuing operations was $339 million in 2003 compared to $227 million in 2002. The increase in 2003 is due to higher cash earnings and a decrease in net working capital (receivables, inventories, prepaid and other assets less accounts payable and accrued liabilities). The decrease in net working capital in 2003 is due to lower inventory balances, particularly packaged foods inventory, due to the implementation of a new supply chain system and a build-up of FRUIT BOWLS and FRUIT-N-GEL BOWLS inventory in 2002 to support higher sales volumes, partially offset by higher receivables, driven by higher sales. Cash flows were further benefited by tax refunds of approximately $28.9 million and the absence of a $67 million tax payment made in 2002 related to the disposal of the Honduran beverage business in 2001. The Company paid interest of $125.9 million in 2003 and $75.6 million in 2002.

      Investing: Cash flows used in investing activities increased to $1.595 billion in 2003 from $170 million in the prior year. In 2003, cash flows used in investing activities related primarily to cash used in the going-private merger transaction of $1.538 billion, as well as capital expenditures and business acquisitions of $118.7 million, which included the purchase of $31 million of containers that were previously leased under operating leases and $10.2 million related to the acquisition of Costa Rican pineapple farmland. This use of cash was partially offset by proceeds from the sale of assets, including $36 million from the sale of two corporate aircraft, and proceeds from the sale of businesses, primarily Fabrica, of $7.8 million. 2002 capital additions included the acquisition of eight vessels for approximately $121 million and the purchase of an interest in a new aircraft for $23 million. Proceeds from the sales of assets of $36 million in 2002 are primarily due to sales of assets in the California deciduous and Pacific Northwest apples operations, which the Company identified for disposal in 2001. Net proceeds from the sales of businesses of $24 million in 2002 relate to the sales of Pascual Hermanos and Saman in the third quarter of 2002.

      With the exception of the purchase of $31 million of containers, which was made in connection with the going-private merger transaction, capital expenditures in 2003 were funded by operating cash flows.

      Financing: Cash flows from financing activities increased to $636.8 million in 2003 from $224.6 million in 2002. The majority of the cash from financing activities in 2003 resulted from the issuance, net of repayments, of $860.8 million of additional long-term debt in the going-private and refinancing transaction, as well as an equity contribution of $125 million also in connection with the going-private merger transaction. These increases were partially offset by additional debt repayments, net of additional borrowings, of $276.5 and the payment of dividends of $14 million. The Company financed the additional debt repayments using cash generated from operations.

      In connection with the going-private merger and refinancing transactions described above, the Company obtained $1.125 billion in senior secured credit facilities (consisting of $825 million of Term Loan A and Term Loan B facilities, and $300 million of revolving credit facilities), issued $475 million principal amount of Senior Notes due 2011, repaid approximately $509.8 million of existing Senior Notes due 2003 and 2005 and repaid approximately $37.3 million of a capital lease obligation related to refrigerated shipping containers. In addition, the Company recorded long-term debt of $139.8 million related to lease obligations for two vessels and debt related to the Company’s corporate headquarters lease (“corporate headquarters financing facility”) upon the adoption of FIN 46. Refer to “Recently Issued Accounting Pronouncements” below for further details of the Company’s adoption of FIN 46.

      On May 29, 2003, the Company issued and sold $400 million aggregate principal amount of 7.25% Senior Notes due 2010 (the “2010 Notes”) in an offering exempt from the registration requirements of the Securities Act of 1933. The Company used the net proceeds from this offering of approximately $396 million, together with other available cash of $4 million, to prepay $400 million of the term loans under the senior secured credit facility.

      In November 2003, the Company renegotiated its senior secured credit facilities. The renegotiation resulted in modifications to certain covenants, which increased the maximum limits on certain investing activities and increased the maximum additional indebtedness that the Company can incur. As a result of the renegotiation, the Company received proceeds from a new term loan (“Term Loan C”) of $315 million. These proceeds, together with available cash of $14.5 million, were used to repay the amounts outstanding under the existing term loan facilities (Term Loans A and B) and corporate headquarters financing facility of $272.6 million and $54.9 million, respectively. As of January 3, 2004, $305 million was outstanding under Term Loan C. The facility expires in September 2008.

      As of January 3, 2004, the outstanding borrowings under the $300 million revolving credit facilities totaled $20.0 million. The revolvers expire in March 2008. The balance of funds available under the revolving credit facilities may be utilized for borrowings to finance short-term working capital needs of the Company or the issuance of letters of credit and bank guaranties. The Company also has the ability to issue up to $225 million of letters of credit and bank guarantees under the facility, which if utilized, reduce available borrowings under these facilities. At January 3, 2004, after taking into account approximately $73 million of outstanding letters of credit and bank guaranties drawn against these facilities, the Company had approximately $207 million available under these revolvers.

      In addition to amounts available under the $300 million revolving credit facilities, the Company’s subsidiaries have uncommitted lines of credit of approximately $127.1 million at various local banks, of which $119.7 million was available at January 3, 2004. These lines of credit lines are used primarily for overdrafts, foreign exchange settlement and the issuance of letters of credit or bank guarantees. The Company’s uncommitted lines of credit do not have a commitment expiration date, and may be cancelled at any time by the Company or the banks.

      In connection with the consummation of the going-private merger transaction a $400 million, 5-year credit facility, was cancelled.

GUARANTEES, CONTINGENCIES AND DEBT COVENANTS:

      The Company is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to the Company’s operations. At January 3, 2004, these guarantees primarily consisted of guarantees for bank loans to its growers and other affiliates of $6.7 million. The Company has not historically experienced any significant losses associated with these guarantees.

      As part of its normal business activities, the Company and its subsidiaries also provide guarantees to various regulatory authorities, primarily in Europe, in order to comply with foreign regulations when operating businesses overseas. These guarantees relate to customs duties and banana import license fees that are granted to the European Union member states’ agricultural authority. These guarantees are obtained from commercial banks in the form of letters of credit or bank guarantees. In addition, the Company issues letters of credit and bonds through major banking institutions and insurance companies as required by certain vendor and other operating agreements. As of January 3, 2004, total letters of credit and bonds outstanding were $91.7 million.

      The Company also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. The Company guaranteed $148.1 million of its subsidiaries’ obligations to their suppliers and other third parties as of January 3, 2004.

      The Company has change of control agreements with certain key executives, under which severance payments and benefits would become payable in the event of specified terminations of employment following a change of control (as defined) of the Company. The going-private merger transaction (Note 3 to the Consolidated Financial Statements) did not trigger the change of control provisions as outlined in these agreements.

      As disclosed in Note 18 to the Consolidated Financial Statements, the Company is subject to legal actions, most notably related to the Company’s prior use of the agricultural chemical DBCP. Although no assurance can be given concerning the outcome of these cases, in the opinion of management, after consultation with legal counsel and based on past experience defending and settling DBCP claims, the pending lawsuits are not expected to have a material adverse effect on the Company’s financial condition or results of operations.

      Provisions under the senior secured credit facilities and the indentures to the senior notes and debentures require the Company to comply with certain covenants. These covenants include financial performance measures, such as a minimum required interest coverage ratio, a minimum fixed charge coverage ratio, minimum quarterly earnings and maximum permitted leverage ratios, as well as limitations on, among other things, indebtedness, capital expenditures, investments, loans to subsidiaries, employees and third parties, the issuance of guaranties and the payment of dividends. The most significant covenant that restricts the Company’s ability to undertake additional financing relates to the leverage ratio in the credit agreement. The leverage ratio is defined in the credit agreement as the ratio of consolidated debt to EBITDA (both terms as defined). Under current conditions the Company could borrow approximately an additional $500 million at January 3, 2004 and remain within this and its other covenants. The leverage ratio declines over the term of the facilities. At January 3, 2004, the Company was in compliance with all applicable covenants.

      Dole expects that it will soon finalize a fourth amendment to its Credit Agreement. Among other provisions, under the fourth amendment, Dole’s current parent, DHM Holding Company, Inc., will transfer all of the outstanding capital stock of Dole Food Company, Inc. to a new intermediate holding company, Dole Holding Company, LLC, a Delaware limited liability company. Dole Holding Company, LLC will itself become a direct, wholly-owned subsidiary of DHM Holding Company, Inc. In addition, the fourth amendment will permit Dole to pay dividends or make loans to Dole Holding Company, LLC, up to the then current amount permitted under the indentures governing Dole’s senior notes and debentures. The fourth amendment will require that any funds so dividended or loaned to Dole Holding Company, LLC be promptly either: (a) used to service any Dole Holding Company, LLC senior notes (as described below); or (b) dividended or loaned to DHM Holding Company, Inc., which must promptly invest them in a company formed by DHM Holding Company, Inc. for the development, construction and operation of a wellbeing center/ hotel/ spa/ conference center/ studio and reasonably related extensions thereof (including the promotion of nutritional education, production and distribution of nutrition- or health-oriented programming on cable television and the sale of educational videos). The fourth amendment also will permit Dole Holding Company, LLC to issue up to $250 million of senior notes that would be structurally subordinated to Dole’s existing senior notes and debentures. The proceeds of any such senior notes offerings would be required to be promptly either: (a) contributed or loaned to Dole Food Company, Inc. to repay its revolving loans or for its other working capital or general corporate purposes, or (b) loaned or dividended to DHM Holding Company, Inc. for investment in the new company formed by DHM Holding Company, Inc., as described above.

Critical Accounting Policies and Estimates

      The preparation of the Consolidated Financial Statements requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on other factors that management believes are reasonable. Estimates and assumptions include, but are not limited to, the areas of customer and grower receivables, inventories, impairment of assets, useful lives of property, plant and equipment, intangible assets, marketing programs, income taxes, self-insurance reserves, retirement benefits, financial instruments and commitments and contingencies.

      The Company believes that the following represent the areas where more critical estimates and assumptions are used in the preparation of the Consolidated Financial Statements. See Note 2 to the Consolidated Financial Statements for a summary of the Company’s significant accounting policies.

      Application of Purchase Accounting: The consummation of the going-private merger transaction resulted in the push-down of purchase accounting to the Company’s balance sheet as of the transaction date. These purchase accounting entries resulted in a partial step-up of the Company’s balance sheet whereby the Company’s assets and liabilities were adjusted to reflect 76% of their fair value and 24% of their historic carrying value.

      The fair values of the Company’s assets and liabilities were determined based upon a variety of valuation methods including present value, depreciated replacement cost, market values (where available) and selling prices less cost to dispose. Valuations were performed by various independent valuation specialists and actuaries for a significant portion of the Company’s assets and liabilities. In limited circumstances, Company management performed valuations where appropriate.

      The most significant assumptions, which were made by management in consultation with specialists, related to discount rates, growth rates, cost of capital, royalty rates, tax rates and remaining useful lives. Management believes that the assumptions used were appropriate and consistent with observable market comparables. Changes to these assumptions could have resulted in significantly different values attributed to assets and liabilities. These values impact the amount of annual depreciation and amortization expense and could impact the results of future impairment reviews.

      The Company’s trademark and trade names, which were valued by a third party appraiser, were the most significant assets valued. The valuation of these intangibles in purchase accounting resulted in a $694.5 million step-up in purchase accounting. This valuation is most sensitive to the royalty rate assumption of 3%; a 0.5 percentage point change to the royalty rate would have impacted the valuation by approximately $110 million.

      The Company determined that the trademark and trade names have indefinite lives. This determination was made after consideration of qualitative factors such as the length of time the trade names have been in existence, the strength of the name, the overall legal, regulatory, contractual, competitive and economic environment in which this intangible asset exists and the lack of other factors that would limit the useful life of the underlying asset. Should factors change which would require the Company to amortize these intangibles, the resulting amortization expense would be material to the Company’s results of operations.

      The value of goodwill in the going-private merger transaction was determined by taking the difference between the purchase price and the fair value of net assets acquired. This resulted in goodwill of $448 million, which has been allocated to the Company’s reporting segments based upon their relative fair values in excess of their post-purchase accounting net book values. The fair values of each of the Company’s reporting segments was determined based on the present value of expected future cash flows. Changes to these estimates could have had a significant impact on the allocation of goodwill, which in turn may impact the results of future goodwill impairment assessments.

      Grower Advances: The Company makes advances to third party growers primarily in Latin America and Asia for various farming needs. Some of these advances are secured with property or other collateral owned by the growers. The Company monitors these receivables on a regular basis and records an allowance for these grower receivables based on estimates of the growers’ ability to repay advances and the fair value of the collateral. These estimates require significant judgment because of the inherent risks and uncertainties underlying the growers’ ability to repay these advances. These factors include weather-related phenomena, government-mandated fruit prices, market responses to industry volume pressures, grower competition, fluctuations in local interest rates, economic crises, security risks in developing countries, political instability, outbreak of incurable plant disease, inconsistent or poor farming practices of growers and foreign currency fluctuations. The aggregate amounts of grower advances made during fiscal years 2003, 2002 and 2001 were approximately $133.3 million, $113.8 million and $125.9 million respectively. Net grower advances receivable were $36.7 million and $30.5 million at January 3, 2004 and December 28, 2002, respectively.

      Long-Lived Assets: The Company depreciates long-lived assets principally by the straight-line method over the estimated useful lives of these assets. Estimates of useful lives are based on the nature of the underlying assets as well as the Company’s experience with similar assets. Estimates of useful lives can differ from actual useful lives due to the inherent uncertainty in making these estimates, particularly in the Company’s significant long-lived assets such as land improvements, buildings, farming machinery and equipment and vessels. Factors such as the conditions in which the assets are used, availability of capital to replace assets, frequency of maintenance and changes in farming techniques can influence the useful lives of these assets. See Note 10 to the Consolidated Financial Statements for a summary of useful lives by major asset category. The Company incurred depreciation expense of approximately $123.6 million, $106.6 million and $104.8 in fiscal 2003, 2002, and 2001, respectively.

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

      The Company believes its tax positions comply with the applicable tax laws and that it is adequately provided for all tax related matters. The Company is subject to examination by taxing authorities in the various jurisdictions in which it files tax returns. Matters raised upon audit may involve substantial amounts and could result in material cash payments if resolved unfavorably; however, management does not believe that any material payments will be made related to these matters in the upcoming twelve months. Management considers it unlikely that the resolution of these matters will have a material adverse effect on its results of operations.

      No U.S. taxes have been provided on earnings from operations being taxed in foreign jurisdictions at effective rates lower than the U.S. rate because such earnings are intended to be indefinitely invested outside the U.S. Should the Company elect to repatriate any of these earnings, the Company may be subject to additional tax liabilities on these earnings.

      Pension and Other Postretirement Benefits: The Company has qualified and non-qualified defined benefit pension plans covering some of its full-time employees. Benefits under these plans are generally based on each employee’s eligible compensation and years of service, except for hourly plans, which are based on negotiated benefits. In addition to pension plans, the Company has other postretirement benefit (“OPRB”) plans that provide health care and life insurance benefits for eligible retired employees. Covered employees may become eligible for such benefits if they fulfill established requirements upon reaching retirement age. Pension and OPRB costs and obligations are calculated based on actuarial assumptions including discount rates, health care cost trend rates, compensation increases, expected return on plan assets, mortality rates, and other factors.

      The Company determines the expected return on pension plan assets based on an expectation of average annual returns over an extended period of years. This expectation is based, in part, on the actual returns achieved by the Company’s pension plans over the prior ten-year period. The Company also considers the weighted-average historical rate of returns on securities with similar characteristics to those in which the Company’s pension assets are invested. In the absence of structural change to the investment environment or a change in the Company’s asset allocation or investment philosophy, this estimate is not expected to vary significantly from year to year. In 2003 and 2002, the Company’s expected rate of return on U.S. plan assets was 8.75% and 9.25%, respectively. At December 28, 2002, the actual ten-year return on the Company’s U.S. pension assets approximated 8.75%. At January 3, 2004, the Company’s U.S. pension plan investment portfolio was invested approximately 58.5% in equities, 37.7% in bonds and 3.8% in alternative investments. A one-percentage point increase or decrease in the long-term return on pension plan asset assumption would increase or decrease annual pension expense by $2.2 million.

      The Company’s discount rate of 6.25% in 2003 and 6.75% in 2002 was determined based on selected high-quality, non-callable, zero-coupon bond indices with maturities that approximate the duration of the liabilities in the Company’s pension plans. A one-percentage point decrease in the assumed discount rate would increase the projected benefit obligation by $24.5 million and decrease the annual expense by $0.6 million. A one-percentage point increase in the assumed discount rate would decrease the projected benefit obligation by $21.0 million and increase the annual expense by $0.6 million.

      While management believes that the assumptions used are appropriate, actual results may differ materially from these assumptions. These differences may impact the amount of pension and other postretirement obligations and future expense.

      Litigation: The Company is involved from time to time in claims and legal actions incidental to its operations, both as plaintiff and defendant. The Company has established what management currently believes to be adequate reserves for pending legal matters. These reserves are established as part of an ongoing worldwide assessment of claims and legal actions that takes into consideration such items as changes in the pending case load (including resolved and new matters), opinions of legal counsel, individual developments in court proceedings, changes in the law, changes in business focus, changes in the litigation environment, changes in opponent strategy and tactics, new developments as a result of ongoing discovery, and past experience in defending and settling similar claims. Changes in accruals, both up and down, are part of the ordinary, recurring course of business, in which management, after consultation with legal counsel, is required to make estimates of various amounts for business and strategic planning purposes, as well as for accounting and SEC reporting purposes. These changes are reflected in the reported earnings of the Company each quarter. The litigation accruals at any time reflect updated assessments of the then existing pool of claims and legal actions. Actual litigation settlements could differ materially from these accruals.

Recently Issued Accounting Pronouncements

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. This standard clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. This statement is immediately effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003.

      In connection with the going-private merger transaction, effective March 23, 2003, the Company elected to early adopt the provisions of FIN 46 applicable to interests in variable interest entities acquired before February 1, 2003. The adoption of FIN 46 resulted in the Company consolidating the variable-interest entity that owns the Company’s corporate headquarters building and also its variable interests in two previously off-balance sheet vessel leases. The consolidations resulted in an increase in the Company’s long-term debt of approximately $139.8 million and an increase in assets, primarily land, buildings and vessels, of approximately $133.2 million. The difference of approximately $6.6 million was allocated to goodwill in purchase accounting. In addition, for the three quarters ended January 3, 2004, the consolidation of the variable interest entities resulted in an increase in depreciation expense of approximately $2.1 million, an increase in interest expense of approximately $1.9 million and a reduction in rent expense of $3 million.

      In December 2003, the FASB issued a revised version of FIN 46 “FIN 46R”. Among other things, the revision clarifies the definition of a variable interest entity, exempts most entities that are businesses from the scope of FIN 46R and delays the effective date of the revised standard to no later than the end of the first reporting period ending after December 15, 2003 for special purpose entities and March 15, 2004 for all other types of entities. The Company does not expect the adoption of FIN 46R to have a material impact on the Company’s financial position or results of operations.

Market Risk

      As a result of its global operating and financing activities, the Company is exposed to market risks including changes in commodity pricing, fluctuations in interest rates and fluctuations in foreign currency exchange rates in both sourcing and selling locations. Commodity pricing exposures include the potential impacts of weather phenomena and their effect on industry volumes, prices, product quality and costs. The Company manages its exposure to commodity price risk primarily through its regular operating activities, however, significant commodity price fluctuations, particularly for bananas and pineapples, could have a material impact on the Company’s results of operations. The use of derivative financial instruments has been restricted to foreign currency forward contracts related to specific sales and firm purchase commitments. In addition, during 2003, the Company made very limited use of bunker fuel hedges to hedge its exposure to fluctuating fuel prices. The Company has not utilized derivatives for trading or other speculative purposes.

      The Company’s bunker fuel costs, used primarily for its container vessels, are subject to market fluctuations. During the second quarter of 2003, in response to a significant increase in global oil prices, the Company entered into three short-term bunker fuel hedges to mitigate its exposure to further fuel price increases. These hedges were all settled prior to January 3, 2004. The Company currently estimates that a one dollar change in the price of bunker fuel per ton would impact EBIT by approximately $0.2 million annually.

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

      The Company has short-term and long-term debt with both fixed and variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date. Short-term debt also includes unsecured notes payable to banks and bank lines of credit used to finance working capital requirements. Long-term debt represents publicly-held unsecured notes and debentures, as well amounts outstanding under the Company’s senior secured credit facilities, notes payable to banks and uncommitted lines of credit, used to finance long-term investments such as business acquisitions.

      Generally, the Company’s short-term debt is at variable interest rates, while its long-term debt, with the exception of amounts outstanding under the Company’s senior secured credit facilities, is at fixed interest rates.

      As of January 3, 2004, the Company had $1.435 billion of fixed-rate debt with a weighted-average interest rate of 8.33% and a fair value of $1.533 billion. As of December 28, 2002, the Company had

$1,075 million of fixed-rate debt, including short-term notes payable, with a weighted-average interest rate of 7.09% and a fair value of $1.073 billion. The Company currently estimates that a 100 basis point change in prevailing market interest rates would impact the fair value of its fixed-rate debt by approximately $66.3 million.

      As of January 3, 2004, the Company had the following variable-rate arrangements: $326.5 million of variable-rate debt with a weighted-average interest rate of 4.13% and $89.6 million of variable-rate capital lease obligations with a weighted-average interest rate of 3.73%. As of December 28, 2002, the Company had the following variable-rate arrangements: $12 million of variable-rate debt, including short-term notes payable, with a weighted-average interest rate of 2.78%, variable-rate capital leases for shipping containers, with a principal value of $38 million and a weighted-average interest rate of 2.06% and variable-rate operating leases, primarily for vessels, containers and office facilities, with a principal value of $168 million and a weighted-average interest rate of 2.99%. Interest and operating lease expenses under the majority of these arrangements are based on LIBOR. The Company currently estimates that a 100 basis point change in LIBOR would impact its related pretax income by $4.2 million.

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

      The Company has significant Japanese sales denominated in yen as well as European sales denominated primarily in euro and Swedish krona. Product and shipping costs associated with a portion of these sales are U.S. dollar-denominated. During 2003, the weakening of the dollar against the yen and major European currencies positively impacted 2003 revenues by approximately $250 million and EBIT, net of current year hedge gains and losses, by approximately $22 million. Realized foreign exchange hedging losses were $8.6 million in 2003 versus a gain of $10.1 million in 2002.

      In 2003, the Company had approximately $580 million of annual sales denominated in yen, approximately $830 million of annual sales denominated in euro and approximately $440 million of annual sales denominated in Swedish krona. The Company currently estimates that a 1% change in the exchange rate of the U.S. dollar to the yen, the euro and the Swedish krona would impact EBIT by approximately $2.7 million before accounting for foreign exchange hedges. The Company also has foreign-denominated debt, primarily related to capital lease obligations, which is owed by subsidiaries whose functional currency is the U.S. dollar. These lease obligations, denominated in British pounds, amounted to $89.6 million at January 3, 2004. Fluctuations in the British pound to U.S. dollar exchange rate result in gains and losses that are recognized through results of operations. In 2003, the Company recognized $5.9 million in exchange losses relating to these obligations. The ultimate impact of future changes to these and other currency exchange rates on 2004 revenues, operating income, net income, equity and comprehensive income is not determinable at this time.

      Some of the Company’s divisions operate in functional currencies other than the U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity. Such translation resulted in unrealized gains of $27.4 million in 2003. In 2003, the Company realized $2.4 million of previously unrealized foreign currency translation losses as a result of the disposition of Fabrica. The Company has historically not attempted to hedge this equity risk.

Other Matters

      European Union Quota: The European Union (“EU”) maintains banana regulations that impose quotas and tariffs on bananas. In April 2001, the EU reached agreements with the United States and Ecuador to implement a tariff-only import system no later than January 1, 2006. After reaching these agreements, the EU adjusted applicable quotas and amended rules for allocation of licenses for an interim regime preceding the future tariff-only regime. This interim regime began on July 1, 2001. Subsidiaries of the Company are entitled to licenses under the changed rules and are using the licenses in such a way as to maintain and maximize license rights. The Company’s earnings have not been negatively impacted by the interim regime and the Company believes that the ongoing impact of the interim regime will not be dilutive to its current earnings levels.

      Financial Instruments: The Company’s financial instruments are primarily comprised of short-term trade and grower receivables, trade payables, notes receivable and long and short-term notes payable, as well as long-term grower receivables, term loans and debentures. For short-term instruments, the historical carrying amount is a reasonable estimate of fair value. Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates. Based on these assumptions, with the exception of the Company’s fixed rate long-term debt discussed under Interest Rate Risk above, management believes the fair market values of the Company’s financial instruments are not materially different from their recorded amounts as of January 3, 2004 and December 28, 2002.

      As of January 3, 2004, the Company’s derivative instruments, as defined by Statement of Financial Accounting Standards No. 133 (“FAS 133”), Accounting for Derivative Instruments and Hedging Activities and as amended by FASB Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — An amendment of FASB Statement No. 133”, consisted of euro and yen denominated foreign currency exchange forwards. The Company enters into foreign currency exchange forward contracts to reduce its risk related to anticipated dollar equivalent foreign currency cash flows. At January 3, 2004, foreign currency exchange forwards, in an aggregate outstanding notional amount of $225 million, were designated and effective as hedges of future cash flows under FAS 133. The fair value of outstanding foreign currency exchange forwards totaled $(16) million and $(0.9) million as of January 3, 2004 and December 28, 2002, respectively, and were included as a component of accumulated other comprehensive loss in shareholders’ equity. Settlement of these contracts will occur in 2004.

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

      Related Party Transactions: In September 1998, the Company acquired 60% of Saba Trading AB, a Swedish company. The remaining 40% minority interest is held 25% by another Swedish company and 15% by a Swedish co-op. As part of its normal operations, Saba routinely sells fresh fruit, vegetables and flowers to entities in which these minority shareholders are principal owners. Revenues from these entities were $327 million, $211 million and $186 million during years ended January 3, 2004, December 28, 2002 and December 29, 2001, respectively. Amounts due from the Swedish company and co-op entities were $24.1 million and $12.5 million at January 3, 2004 and December 28, 2002, respectively.

      On March 28, 2003, the Company completed the going-private merger transaction with DHM Holding Company, Inc. and became wholly owned by David H. Murdock, the Company’s Chairman, President and Chief Executive Officer, through DHM Holding Company, Inc. (Note 3 to the Consolidated Financial Statements).

      Mr. Murdock owns Castle & Cooke, Inc. (“Castle”) as well as a transportation equipment leasing company, a private dining club and a private country club, which supply products and provide services to numerous customers and patrons. During the years ended January 3, 2004, December 28, 2002 and December 29, 2001, the Company paid Mr. Murdock’s companies an aggregate of approximately $5 million, $4 million and $3 million, respectively, primarily for the rental of truck chassis, generator sets and warehousing services. Castle purchased approximately $0.4 million, $0.4 million and $0.2 million of products from the Company during the years ended January 3, 2004, December 28, 2002 and December 29, 2001, respectively.

      In October 2001, the Company and Castle entered into an agreement to replace an aircraft held 50% by each party. The ownership percentage in the new aircraft was 68% by the Company and 32% by Castle. In March 2003, in connection with the privatization, the aircraft was sold and leased back under a sale-leaseback arrangement. The Company and Castle are responsible for 68% and 32%, respectively, of all obligations under this sale-leaseback arrangement. The Company and Castle have agreed that each party would be responsible for the direct costs associated with its use of this aircraft, and that all other indirect costs would be shared in proportion to each party’s lease obligation percentage. During the years ended January 3, 2004, December 28, 2002 and December 29, 2001, the Company’s proportionate share of the direct and indirect costs for these aircraft was $2.0 million, $0.9 million and $1.3 million, respectively.

      In 2003, the Company and Castle began operating their risk management departments on a joint basis. This arrangement enables the Company and Castle to leverage their buying power to optimize their position in the insurance market and take advantage of the market relationships that both companies developed over the years. The Company and Castle share insurance procurement and premium costs based on the relative risk borne by each company as determined under methodologies used by the insurance underwriters. Administrative costs of the risk management department are shared on a 50-50 basis. The Company’s share of the risk management department’s costs during the year ended January 3, 2004 was approximately $0.1 million.

      The Company retains risk for commercial property losses sustained by the Company and Castle totaling $7.5 million in aggregate and up to $5.0 million per occurrence, above which the Company has coverage provided through third party insurance carriers. The arrangement, entered into on October 1, 2003 and expiring April 1, 2005, provides for premiums to be paid to the Company by Castle quarterly beginning March 31, 2004 in exchange for the Company’s retained risk. No amounts were paid by Castle under this arrangement during the year ended January 3, 2004.

Supplemental Financial Information

      The following financial information has been presented, as management believes that it is useful information to some readers of the Company’s Consolidated Financial Statements (in thousands):

	January 3,	December 28,
	2004	2002

	Successor	Predecessor

Balance Sheet Data:
Total working capital (current assets less current liabilities)	$279,356	$715,455
Total assets	$3,987,884	$3,036,852
Total debt	$1,851,100	$1,124,894
Total shareholders’ equity	$456,428	$745,111

	Three Quarters	Quarter	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	January 3,	March 22,	January 3,	December 28,	December 29,
	2004	2003	2004	2002	2001

	Successor	Predecessor	Combined	Predecessor	Predecessor

Other Financial Data:
Net income	$23,117	$60,788	$83,905	$36,281	$150,404
Interest expense	124,491	19,647	144,138	80,890	70,708
Income taxes	6,512	13,100	19,612	53,789	29,348
Depreciation and amortization	106,766	25,051	131,817	106,743	117,301

EBITDA	$260,886	$118,586	$379,472	$277,703	$367,761
EBITDA margin	7.1%	11.1%	8.0%	6.3%	8.5%
Capital expenditures	$101,971	$4,235	$106,206	$233,673	$119,752

      “EBITDA” is defined as earnings before interest expense, income taxes, and depreciation and amortization. EBITDA margin is defined as the ratio of EBITDA, as defined, relative to net revenues. EBITDA is reconciled to net income in the Consolidated Financial Statements in the tables above. EBITDA and EBITDA margin fluctuated primarily due to the same factors that impacted the changes in operating income and segment EBIT discussed earlier, as well as the impact of a charge related to a cumulative effect of a change in accounting principle in the first quarter of 2002 of $119.9 million.

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

      As noted in the “Results of Operations” discussion, the push-down of purchase accounting to the Company and the substantial increase in debt as a result of the going-private merger and refinancing transactions, have had a significant impact on the Company’s results of operations for 2003 in comparison to the results for the year ended December 28, 2002. EBITDA, as presented, of $379.5 million was negatively impacted by purchase accounting related and going-private merger and refinancing expenses of $88.7 million for the year ended January 3, 2004. These items also negatively impacted EBITDA margin by 1.9 percentage points. The impact of these items on EBITDA for the year ended January 3, 2004 was approximately $59.3 million related to the step-up of inventory, $27.9 million of going-private merger transaction related expenses and a net $1.5 million of other purchase accounting related items.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      See Item 7, Management’s Discussion and Analysis — Market Risk on page 40 of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data

I.	Index to Consolidated Financial Statements of Dole Food Company, Inc.

Form 10-K
Page

Audited Financial Statements for the Three Years Ended January 3, 2004:
Independent Auditors’ Report	46
Consolidated Statements of Operations for the Three Quarters Ended January 3, 2004 (Successor), Quarter Ended March 22, 2003 (Predecessor) and Years Ended December 28, 2002 (Predecessor) and December 29, 2001 (Predecessor)	47
Consolidated Balance Sheets as of January 3, 2004 (Successor) and December 28, 2002 (Predecessor)	48
Consolidated Statements of Cash Flows for the Three Quarters Ended January 3, 2004 (Successor), Quarter Ended March 22, 2003 (Predecessor) and Years Ended December 28, 2002 (Predecessor) and December 29, 2001 (Predecessor)	49
Consolidated Statements of Shareholders’ Equity for the Three Quarters Ended January 3, 2004 (Successor), Quarter Ended March 22, 2003 (Predecessor) and Years Ended December 28, 2002 (Predecessor) and December 29, 2001 (Predecessor)	51
Notes to Consolidated Financial Statements	52

II.     Supplementary Data

Quarterly Financial Information (Unaudited)	94

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Dole Food Company, Inc.:

      We have audited the accompanying consolidated balance sheets of Dole Food Company, Inc. and subsidiaries (the “Company”) as of January 3, 2004 (Successor) and December 28, 2002 (Predecessor), and the related consolidated statements of operations, shareholders’ equity, and cash flows for the three quarters in the period ended January 3, 2004 (Successor) and the quarter ended March 22, 2003 (Predecessor), and for each of the two years in the period ended December 28, 2002 (Predecessor). Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2004 (Successor) and December 28, 2002 (Predecessor), and the results of their operations and their cash flows for the three quarters in the period ended January 3, 2004 (Successor) and the quarter ended March 22, 2003 (Predecessor), and for each of the two years in the period ended December 28, 2002 (Predecessor), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

DELOITTE & TOUCHE LLP

Los Angeles, California

March 17, 2004

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Quarters Ended January 3, 2004 (Successor),

Quarter Ended March 22, 2003 (Predecessor) and
Years Ended December 28, 2002 (Predecessor) and December 29, 2001 (Predecessor)

	Three Quarters	Quarter
	Ended	Ended
	January 3, 2004	March 22, 2003	2002	2001

	Successor	Predecessor	Predecessor	Predecessor

	(In thousands)
Revenues, net	$3,699,971	$1,073,170	$4,392,073	$4,314,821
Cost of products sold	3,218,855	895,039	3,696,668	3,884,858

Gross margin	481,116	178,131	695,405	429,963
Selling, marketing and general and administrative expenses	321,598	89,341	420,890	383,259

Operating income	159,518	88,790	274,515	46,704
Other income (expense), net	(9,774)	2,045	4,369	10,473
Interest income	4,376	2,700	11,993	5,801
Interest expense	124,491	19,647	80,890	70,708

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	29,629	73,888	209,987	(7,730)
Income taxes	6,512	13,100	53,789	29,348

Income (loss) from continuing operations, net of income taxes	23,117	60,788	156,198	(37,078)
Income from discontinued operations, net of income taxes	—	—	—	18,856
Gain on disposal of discontinued operations, net of income taxes	—	—	—	168,626

Income before cumulative effect of a change in accounting principle	23,117	60,788	156,198	150,404
Cumulative effect of a change in accounting principle	—	—	119,917	—

Net income	$23,117	$60,788	$36,281	$150,404

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

As of January 3, 2004 (Successor) and December 28, 2002 (Predecessor)

	2003	2002

	Successor	Predecessor

	(In thousands,
	except share data)
ASSETS
Cash and cash equivalents	$33,482	$646,967
Receivables, net of allowances of $70,596 and $70,938	560,249	505,427
Inventories	409,805	437,110
Prepaid expenses	54,562	42,467
Deferred income tax assets, net	48,075	36,842

Total current assets	1,106,173	1,668,813
Investments	83,059	80,939
Property, plant and equipment, net of accumulated depreciation of $393,965 and $917,983	1,469,879	1,026,565
Goodwill	448,751	132,080
Intangible assets, net	737,675	—
Other assets, net	142,347	128,455

Total assets	$3,987,884	$3,036,852

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$265,697	$262,461
Accrued liabilities	513,545	448,483
Current portion of long-term debt	45,627	230,813
Notes payable	1,948	11,601

Total current liabilities	826,817	953,358
Long-term debt	1,803,525	882,480
Deferred income tax liabilities, net	451,431	2,459
Other long-term liabilities	422,924	424,154
Minority interests	26,759	29,290
Commitments and contingencies (Notes 17 and 18)
Shareholders’ equity
Common stock — Successor: $0.001 par value; 1,000 shares authorized, issued and outstanding; Predecessor: no par; 80 million shares authorized, 56.2 million shares issued and outstanding	—	316,853
Additional paid-in capital	340,032	66,319
Retained earnings	118,033	449,334
Accumulated other comprehensive loss	(1,637)	(87,395)

Total shareholders’ equity	456,428	745,111

Total liabilities and shareholders’ equity	$3,987,884	$3,036,852

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Quarters Ended January 3, 2004 (Successor), Quarter Ended March 22, 2003
(Predecessor) and Years Ended December 28, 2002 (Predecessor) and December 29, 2001 (Predecessor)

	Three Quarters	Quarter
	Ended	Ended	Year Ended	Year Ended
	January 3,	March 22,	December 28,	December 29,
	2004	2003	2002	2001

	Successor	Predecessor	Predecessor	Predecessor

	(In thousands)
Operating Activities
Net income	$23,117	$60,788	$36,281	$150,404
Less: Income from discontinued operations, net of income taxes	—	—	—	187,482

Income (loss) from continuing operations	23,117	60,788	36,281	(37,078)
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	—	119,917	—
Depreciation and amortization	106,766	25,051	106,743	117,301
Purchase accounting step-up of inventory	59,285	—	—	—
Unrealized foreign currency loss	5,911	—	—	—
Asset write-offs and net (gain) loss on sale of assets and securities	557	1,884	(907)	(9,586)
Non-cash portion of special charges related to asset write-downs	—	—	—	60,527
Equity earnings	(5,712)	(2,922)	(12,096)	(8,393)
Write-off and amortization of debt issuance costs	19,473	244	933	653
Provision for deferred income taxes	257	2,201	16,488	17,347
Other	5,639	1,967	10,672	10,329
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables	69,640	(78,749)	11,071	18,590
Inventories	29,274	(6,195)	(35,894)	37,778
Prepaid expenses and other assets	(14,431)	(4,605)	6,876	20,363
Accounts payable and accrued liabilities	44,945	5,253	(40,771)	10,186
Other long-term liabilities	(7,610)	(3,104)	7,855	5,497

Cash flow provided by operating activities of continuing operations	337,111	1,813	227,168	243,514
Cash flow provided by operating activities of discontinued operations	—	—	—	23,946

Cash flow provided by operating activities	337,111	1,813	227,168	267,460

Investing Activities
Proceeds from sale of available-for-sale securities	—	—	—	34,411
Proceeds from sales of assets	51,387	1,743	35,845	35,126
Proceeds from sales of businesses, net of cash disposed	7,837	—	23,724	—
Investments and acquisitions	(12,507)	—	3,728	(28,256)
Capital additions	(101,971)	(4,235)	(233,673)	(119,752)
Repurchase of common stock and settlement of stock options in going-private merger transaction	(1,468,070)	—	—	—
Transaction costs paid in going-private merger transaction	(69,597)	—	—	—
Proceeds from disposal of discontinued operations, net of cash disposed	—	—	—	536,951

Cash flow provided by (used in) investing activities of continuing operations	(1,592,921)	(2,492)	(170,376)	458,480
Cash flow used in investing activities of discontinued operations	—	—	—	(11,052)

Cash flow provided by (used in) investing activities	(1,592,921)	(2,492)	(170,376)	447,428

Financing Activities
Short-term debt borrowings	1,028	7,936	23,105	10,845
Short-term debt repayments	(12,211)	(6,834)	(32,640)	(19,332)
Long-term debt borrowings, net of debt issuance costs	2,130,288	5,034	401,379	3,549
Long-term debt repayments	(1,595,418)	(6,777)	(129,413)	(345,757)
Dividends paid to minority shareholders	(5,551)	—	(9,379)	(132)
Capital contributions by DHM Holding Company, Inc.	125,000	—	—	—
Dividends paid to common shareholders (Predecessor)	—	(8,440)	(33,636)	(22,341)
Proceeds from issuance of common stock (Predecessor)	—	2,768	5,192	332

Cash flow provided by (used in) financing activities of continuing operations	643,136	(6,313)	224,608	(372,836)
Cash flow used in financing activities of discontinued operations	—	—	—	(4,847)

Cash flow provided by (used in) financing activities	643,136	(6,313)	224,608	(377,683)

Effect of foreign exchange rate changes on cash	5,156	1,025	4,241	(1,030)

Increase (decrease) in cash and cash equivalents	(607,518)	(5,967)	285,641	336,175
Cash and cash equivalents at beginning of period	641,000	646,967	361,326	25,151

Cash and cash equivalents at end of period	$33,482	$641,000	$646,967	$361,326

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued

For the Three Quarters Ended January 3, 2004 (Successor), Quarter Ended March 22, 2003
(Predecessor) and Years Ended December 28, 2002 (Predecessor) and December 29, 2001 (Predecessor)

Supplemental cash flow information

      Changes in assets and liabilities used in the Company’s consolidated statement of cash flows for the three quarters ended January 3, 2004 have been determined using the Successor’s opening balance sheet at March 23, 2003, which includes the push-down of purchase accounting. Refer to Note 4 to the consolidated financial statements for a summary of the values attributed to the Company’s assets and liabilities in the going-private merger transaction.

      The consolidated statement of cash flows for the three quarters ended January 3, 2004 excludes non-cash increases to property, plant, and equipment, deferred tax assets and long-term debt of approximately $128.5 million, $4.7 million and $139.8 million, respectively, recorded in connection with the Company’s adoption of Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” effective March 23, 2003. During the three quarters ended January 3, 2004, the Company purchased containers that were previously held under capital lease for $45.5 million.

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Quarters Ended January 3, 2004 (Successor), Quarter Ended March 22, 2003
(Predecessor) and Years Ended December 28, 2002
(Predecessor) and December 29, 2001 (Predecessor)

					Accumulated Other
					Comprehensive Income (Loss)

	Common		Additional		Minimum	Cumulative	Unrealized	Total
	Shares	Common	Paid-In	Retained	Pension	Translation	Gains (Losses)	Shareholders’	Comprehensive
	Outstanding	Stock	Capital	Earnings	Liability	Adjustment	on Hedges	Equity	Income

	(In thousands, except per share data)
Balance December 30, 2000 (Predecessor)	55,845	$316,488	$56,912	$318,626	$(5,270)	$(131,968)	$—	$554,788
Net income	—	—	—	150,404	—	—	—	150,404	$150,404
Cash dividends ($0.40 per share)	—	—	—	(22,341)	—	—	—	(22,341)	—
Unrealized foreign currency translation and hedging gains (losses)	—	—	—	—	—	(13,809)	15,667	1,858	1,858
Reclassification of realized (gains) losses to net income	—	—	—	—	—	72,467	(385)	72,082	72,082
Additional minimum pension liability	—	—	—	—	(21,093)	—	—	(21,093)	(21,093)
Issuance of common stock	24	24	308	—	—	—	—	332	—

Balance December 29, 2001 (Predecessor)	55,869	$316,512	$57,220	$446,689	$(26,363)	$(73,310)	$15,282	$736,030	$203,251

Net income	—	—	—	36,281	—	—	—	36,281	$36,281
Cash dividends ($0.60 per share)	—	—	—	(33,636)	—	—	—	(33,636)	—
Unrealized foreign currency translation and hedging gains (losses)	—	—	—	—	—	19,002	(6,003)	12,999	12,999
Reclassification of realized (gains) losses to net income	—	—	—	—	—	5,917	(10,149)	(4,232)	(4,232)
Additional minimum pension liability	—	—	—	—	(11,771)	—	—	(11,771)	(11,771)
Income tax benefit on the exercise of certain stock options	—	—	1,797	—	—	—	—	1,797	—
Issuance of common stock	341	341	7,302	—	—	—	—	7,643	—

Balance December 28, 2002 (Predecessor)	56,210	$316,853	$66,319	$449,334	$(38,134)	$(48,391)	$(870)	$745,111	$33,277

Net income (December 29, 2002 to March 22, 2003)	—	—	—	60,788	—	—	—	60,788	$60,788
Cash dividends ($0.15 per share)	—	—	—	(8,440)	—	—	—	(8,440)	—
Unrealized foreign currency translation and hedging gains (losses)	—	—	—	—	—	(195)	3,606	3,411	3,411
Reclassification of realized losses to net income	—	—	—	—	—	—	586	586	586
Income tax benefit on the exercise of certain stock options	—	—	458	—	—	—	—	458	—
Stock options exercised	119	119	2,667	—	—	—	—	2,786	—
Issuance of common stock	1	1	30	—	—	—	—	31	—

Balance March 22, 2003 (Predecessor)	56,330	$316,973	$69,474	$501,682	$(38,134)	$(48,586)	$3,322	$804,731	$64,785

Purchase accounting adjustments	(56,329)	(316,973)	145,558	(406,766)	25,659	37,229	(2,546)	(517,839)

Balance March 23, 2003 (Successor)	1	$—	$215,032	$94,916	$(12,475)	$(11,357)	$776	$286,892
Capital contribution by DHM Holding Company, Inc.	—	—	125,000	—	—	—	—	125,000
Net income (March 23, 2003 to January 3, 2004)	—	—	—	23,117	—	—	—	23,117	$23,117
Unrealized foreign currency translation and hedging gains (losses)	—	—	—	—	—	27,553	(27,293)	260	260
Reclassification of realized losses to net income	—	—	—	—	—	2,413	10,116	12,529	12,529
Additional minimum pension liability	—	—	—	—	8,630	—	—	8,630	8,630

Balance January 3, 2004 (Successor)	1	$—	$340,032	$118,033	$(3,845)	$18,609	$(16,401)	$456,428	$44,536

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Nature of Operations

      Dole Food Company, Inc. was incorporated under the laws of Hawaii in 1894 and was reincorporated under the laws of Delaware in July 2001.

      Dole Food Company, Inc. and its consolidated subsidiaries (the “Company”) are engaged in the worldwide sourcing, processing, distributing and marketing of high quality, branded food products, including fresh fruit and vegetables, as well as packaged foods. Additionally, the Company markets a full-line of premium fresh-cut flowers.

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

      The Company’s principal products are produced on both Company-owned and leased land and are also acquired through associated producer and independent grower arrangements. The Company’s products are primarily packed and processed by the Company and sold to wholesale, retail and institutional customers and other food product companies.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

      Going-Private Merger Transaction: On March 28, 2003, the Company completed the going-private merger transaction with DHM Holding Company, Inc. (“HoldCo”) described in Note 3. As a result of this transaction, the Company’s results of operations, financial position and cash flows prior to the date of the going-private merger transaction are presented as the “Predecessor.” The going-private merger transaction and the Company’s results of operations, financial position and cash flows thereafter are presented as the “Successor.”

      The going-private merger transaction has been accounted for as a purchase at the HoldCo level with the related purchase accounting pushed-down to the Company. For convenience, the allocation of the purchase price was done as of March 23, 2003, the first day of the Company’s 2003 second fiscal quarter as opposed to the actual transaction date of March 28, 2003 (Note 4).

      Basis of Consolidation: The Company’s consolidated financial statements include the accounts of Dole Food Company, Inc. and its controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

      Annual Closing Date: The Company’s fiscal year ends on the Saturday closest to December 31. The Successor’s fiscal year 2003 ended on January 3, 2004. The Predecessor’s fiscal years 2002 and 2001 ended on December 28, 2002 and December 29, 2001, respectively. Fiscal year 2003, which includes the predecessor’s quarter ended March 22, 2003 and the successor’s three-quarter period ended January 3, 2004, consisted of 53 weeks. The impact of the additional week in fiscal year 2003 is not material to the Company’s Statements of Operations or Statements of Cash Flows.

      Revenue Recognition: Revenue is recognized at the point title and risk of loss is transferred to the customer, collection is reasonably assured, persuasive evidence of an arrangement exists and the price is fixed or determinable. Revenue is recorded net of discounts, rebates and certain sales incentives.

      Agricultural Costs: Recurring agricultural costs include costs relating to irrigation, fertilizing, disease and insect control and other ongoing crop and land maintenance activities. Recurring agricultural costs for bananas, pineapples and flowers are charged to operations as incurred. Recurring agricultural costs related to

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other crops are recognized when the crops are harvested and sold. Non-recurring agricultural costs, primarily comprised of soil and farm improvements and other long-term crop growing costs that benefit multiple harvests, are deferred and amortized over the estimated production period, currently from two to seven years.

      Shipping and Handling Costs: Amounts billed to third party customers for shipping and handling are included as a component of revenue. Shipping and handling costs incurred are included as a component of cost of products sold and represent costs incurred by the Company to ship product from the sourcing locations to the end consumer markets.

      Marketing and Advertising Costs: Marketing and advertising costs, which include media, production and other promotional costs, are generally expensed in the period in which the marketing or advertising first takes place. In limited circumstances, the Company capitalizes payments related to the right to stock products in customer outlets or to provide funding for various merchandising programs over a specified contractual period. In such cases, the Company amortizes the costs over the life of the underlying contract. The amortization of these costs, as well as other marketing and advertising costs that relate to discounts, rebates and certain sales incentives, are classified as a reduction in revenue. Advertising and marketing costs, included in selling, marketing and general and administrative expenses, amounted to $48.2 million, $16.0 million, $71.5 million and $61.3 million during the three quarters ended January 3, 2004, quarter ended March 22, 2003 and fiscal years ended December 28, 2002 and December 29, 2001, respectively.

      Research and Development Costs: Research and development costs are expensed as incurred. Research and development costs were not material during the three quarters ended January 3, 2004, quarter ended March 22, 2003 and fiscal years ended December 28, 2002 and December 29, 2001.

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

      Grower Advances: The Company makes advances to third party growers primarily in Latin America and Asia for various farming needs. Some of these advances are secured with property or other collateral owned by the growers. The Company monitors these receivables on a regular basis and records an allowance for these grower receivables based on estimates of the growers’ ability to repay advances and the fair value of the collateral. Grower advances are stated at the gross advance amount less allowances for potential uncollectible balances.

      Inventories: Inventories are valued at the lower of cost or market. Cost is determined principally on a first-in, first-out basis and includes materials, labor and overhead. Specific identification and average cost methods are also used primarily for certain packing materials and operating supplies.

      Investments: Investments in affiliates and joint ventures with ownership of 20% to 50% are recorded on the equity method, provided the Company has the ability to exercise significant influence. All other non-consolidated investments are accounted for using the cost method. At January 3, 2004 and December 28, 2002, substantially all of the Company’s investments have been accounted for under the equity method.

      Property, Plant and Equipment: Property, plant and equipment is stated at cost plus the fair value of asset retirement obligations, if any, less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of these assets. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount may not be recoverable. If an evaluation of recoverability is required, the estimated undiscounted future cash flows directly associated with the asset are compared to the asset’s carrying amount. If this comparison indicates that there is an impairment, the amount of the impairment is calculated by comparing the carrying value to discounted expected future cash flows or comparable market values, depending on the nature of the asset. All long-lived assets, for which management has committed itself to a plan of disposal by sale, are reported at the lower of carrying amount or fair value less cost to sell. Long-lived assets to be disposed of other than by sale are classified as held and used until the date of disposal.

      Goodwill and Intangibles: Goodwill represents the excess cost of a business acquisition over the fair value of the net identifiable assets acquired. The Company adopted Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets”, effective December 30, 2001, the first day of its 2002 fiscal year. As a result, goodwill is no longer amortized, but reviewed for impairment annually, or more frequently if certain impairment indicators arise. Goodwill amortization expense for 2001 totaled $11 million. Had the Company applied FAS 142 at the beginning of the fiscal 2001 year, reported net income, adjusted for goodwill amortization expense, would have been $161.4 million.

      Trademarks, trade names and other related intangibles are considered to have indefinite lives because they are expected to generate cash flows indefinitely and as such will not be amortized, but will be tested annually for impairment, or more frequently if events or changes in circumstances indicate that the assets might be impaired. Amortizable intangible assets are amortized on a straight-line basis over the weighted-average estimated useful lives of the underlying assets as follows:

Customer relationships	10 years
Licenses	3 years
Other	3 years
Total weighted-average amortization period	7 years

      Financial Instruments/ Concentration of Credit Risk: Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash equivalents, foreign currency exchange contracts, grower advances and trade receivables. The Company maintains its temporary cash investments with high quality financial institutions, which are invested in primarily short-term U.S. government instruments and certificates of deposit. The counter parties to the Company’s foreign currency exchange contracts are major financial institutions. Grower advances are principally with farming enterprises located throughout Latin America and Asia and are secured by the underlying crop harvests. Credit risk related to trade receivables is mitigated due to the large number of customers dispersed worldwide. To reduce credit risk, the Company performs periodic credit evaluations of its customers but does not generally require advance payments or collateral. Additionally, the Company maintains allowances for credit losses. No individual customer accounted for greater than 10% of the Company’s revenues during the three quarters ended January 3, 2004, quarter ended March 22, 2003, year ended December 28, 2002 or year ended December 29, 2001. No individual customer accounted for greater than 10% of accounts receivable as of January 3, 2004 or December 28, 2002.

      The Company’s financial instruments are primarily composed of short-term trade and grower receivables, trade payables, notes receivable and long and short-term notes payable, as well as long-term grower receivables, term loans and debentures. For short-term instruments, the carrying amount is a reasonable estimate of fair value. Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates. Based on these assumptions, with the exception of the Company’s fixed rate long-term debt disclosed in Note 12, management believes the fair market values of the Company’s financial instruments are not materially different from their recorded amounts as of January 3, 2004 and December 28, 2002.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2003, the Company’s derivative instruments, as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 133”) consisted of euro and yen foreign currency exchange forwards and fuel hedges. The Company enters into foreign currency exchange forward contracts to reduce its currency risk related to anticipated dollar equivalent foreign currency cash flows. At January 3, 2004, the Company’s foreign currency exchange forwards, in an aggregate outstanding notional amount of $225 million, were designated and effective as hedges of future cash flows under FAS 133. The fair value of the Company’s outstanding foreign currency exchange forwards totaled $(16) million and $(0.9) million as of January 3, 2004 and December 28, 2002, respectively, and were included as a component of accumulated other comprehensive loss in shareholders’ equity. Settlement of these contracts will occur in 2004.

      During 2003, the Company entered into short-term fuel hedges to partially mitigate the Company’s exposure to significant bunker fuel fluctuations. These contracts were designated as hedges under FAS 133. At January 3, 2004 the Company had no outstanding fuel hedges.

      In the normal course of business, the Company entered into various commodity purchase and sale contracts. These contracts qualify for normal purchase and sale exemptions under FAS 133 and are excluded from mark-to-market accounting. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

      Foreign Exchange: For subsidiaries whose functional currency is the U.S. dollar, net foreign exchange transaction gains or losses resulting from the translation of monetary assets and liabilities are included in determining net income. Net foreign exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar are recognized as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Unrealized currency gains and losses on certain intercompany transactions that are of a long-term-investment nature (i.e., settlement is not planned or anticipated in the foreseeable future), are also recorded in accumulated other comprehensive income (loss).

      Guarantees: In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain types of guarantees. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 specifically identifies obligations that are excluded from the provisions related to recognizing a liability at inception; however, these guarantees are subject to the disclosure requirements of FIN 45. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after the beginning of the fiscal year in which FIN 45 is adopted. The Company adopted the initial recognition and measurement provisions of the FIN 45 on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial condition or results of operations.

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

      Reclassifications: Certain prior year amounts have been reclassified to conform with the 2003 presentation. These reclassifications had no impact on previously reported results of operations or shareholders’ equity.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Pronouncements

      Special-Purpose Entities: In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This standard clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. This statement became immediately effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003.

      In connection with the going-private merger transaction, effective March 23, 2003, the Company elected to early adopt the provisions of FIN 46 applicable to interests in variable interest entities acquired before February 1, 2003. The adoption of FIN 46 resulted in the Company consolidating the variable interest entity that owns the Company’s corporate headquarters building and also its variable interests in two previously off-balance sheet vessel leases. The consolidations resulted in an increase in the Company’s long-term debt of approximately $139.8 million and an increase in assets, primarily land, buildings and vessels, of approximately $133.2 million. The difference of approximately $6.6 million was allocated to goodwill in purchase accounting. In addition, for the three quarters ended January 3, 2004, the consolidation of the variable interest entities resulted in an increase in depreciation expense of approximately $2.1 million, an increase in interest expense of approximately $1.9 million and a reduction in rent expense of approximately $3 million.

      In December 2003, the FASB issued a revised version of FIN 46 (“FIN 46R”). Among other things, the revision clarifies the definition of a variable interest entity, exempts most entities that are businesses from the scope of FIN 46R and delays the effective date of the revised standard to no later than the end of the first reporting period ending after December 15, 2003 for special-purpose entities and March 15, 2004 for all other types of entities. The Company does not expect the adoption of FIN 46R to have a material impact on the Company’s financial position or results of operations.

Note 3 — Going-Private Merger and Refinancing Transactions

      On December 18, 2002, the Company signed a definitive merger agreement with David H. Murdock, the Company’s Chairman, President and Chief Executive Officer, pursuant to which Mr. Murdock would acquire the approximately 76% of the Company’s common stock that he and his affiliates did not already own for $33.50 per share in cash. On March 26, 2003, the merger was approved at a special meeting of the Company’s shareholders. The transaction was successfully completed on March 28, 2003 and the Company became wholly owned by Mr. Murdock through DHM Holding Company, Inc., a Delaware corporation (“HoldCo”). As a result of the transaction, the Company’s outstanding shares of common stock were retired and all outstanding stock options were settled in cash, except those options held by Mr. Murdock that were cancelled without payment.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On May 29, 2003, the Company issued and sold $400 million aggregate principal amount of 7.25% Senior Notes due 2010 (the “2010 Notes”) in an offering exempt from the registration requirements of the Securities Act of 1933. The Company used the net proceeds from this offering of approximately $396 million, together with other available cash of $4 million, to prepay $400 million of the term loans under the senior secured credit facility. In connection with the offering, the Company and the lenders under the senior secured credit facility effected certain amendments to the Company’s senior secured credit facility. The indenture with respect to the 2010 Notes contains covenants and restrictions substantially identical to those under the 2011 Notes.

      In July 2003, the Company filed two registration statements on Form S-4 with the Securities and Exchange Commission offering the holders of the 2011 Notes and the 2010 Notes the opportunity to exchange their notes for publicly registered notes having substantially identical terms, except for certain restrictions on transfer that pertain to the original notes. These registration statements were declared effective on July 25, 2003. The exchange offers, which commenced on July 25, 2003 and expired on August 25, 2003, resulted in all notes being exchanged for publicly registered notes.

Note 4 — Allocation of Purchase Price in Going-Private Merger Transaction

      The allocation of the purchase price to the assets acquired and liabilities assumed in the going-private merger transaction is based upon their respective fair values at the date of the transaction. In accordance with EITF Issue No. 88-16, “Basis in Leveraged Buyout Transactions,” Mr. Murdock’s continuing residual interest has been reflected at its original cost adjusted for his share of the Company’s earnings, losses, dividends and other equity adjustments since the date of original acquisition (“predecessor basis”). In accordance with EITF Issue No. 90-12, “Allocating Basis to Individual Assets and Liabilities for Transactions within the Scope of Issue No. 88-16,” only a partial step-up of assets and liabilities to fair value has been recorded in purchase accounting. The partial step-up, which reflects Mr. Murdock’s acquisition of the common stock of the Company that he did not already own, has resulted in the Company’s assets and liabilities being adjusted by approximately 76% of the difference between their fair value at the date of acquisition and their historical carrying cost. Fair value was determined using a variety of valuation methods, including third party appraisals.

      For convenience, the allocation of the purchase price was done as of March 23, 2003, the first day of the Company’s 2003 second fiscal quarter as opposed to the actual transaction date of March 28, 2003. The following represents the estimated values attributable to the assets acquired and liabilities assumed in the

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

going-private merger transaction. These values include the historical values attributable to Mr. Murdock’s predecessor basis.

(In thousands)
Amount paid for 43.2 million shares of common stock and the settlement of approximately 3 million stock options	$1,476,717
Transaction fees and costs	70,651

Total purchase price, including transaction expenses	$1,547,368

The total purchase price has been allocated as follows:
Current assets	$1,797,309
Investments	73,008
Property, plant and equipment	1,504,984
Intangible assets	743,558
Goodwill	447,959
Other assets	134,253

Total assets acquired	4,701,071
Current liabilities	957,048
Long-term debt	1,003,431
Other long-term liabilities	440,845
Deferred income tax liabilities	434,923
Minority interests	30,563

Total liabilities assumed	2,866,810
Net assets	1,834,261
Less: Historical net assets attributable to Predecessor basis	186,958
Less: Goodwill attributable to Predecessor basis	99,935

Net assets acquired	$1,547,368

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

      The total amount allocated to goodwill of $448.0 million includes $99.9 million that is attributable to Mr. Murdock’s predecessor basis. None of this goodwill is expected to be deductible by the Company for tax purposes. Refer to Note 11 for additional information on goodwill and acquired intangible assets.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Pro Forma Information for Going-Private Merger Transaction

      The following unaudited pro forma financial information was prepared as if the going-private merger transaction, which was effective as of March 23, 2003, had occurred at the beginning of each of the periods presented (in thousands):

	Year Ended

	January 3,	December 28,
	2004	2002

Revenues, net	$4,773,141	$4,392,073
Income before cumulative effect of a change in accounting principle	$65,132	$37,941
Net income (loss)	$65,132	$(81,976)

      These unaudited pro forma results have been prepared for comparative purposes only and primarily include adjustments for depreciation and amortization arising from the step-up of assets in the merger transaction, interest expense on debt issued in connection with the merger transaction and related income tax adjustments. These adjustments were tax effected using the Company’s effective tax rates of 18.9% and 25.6% for the years ended January 3, 2004 and December 28, 2002, respectively. Included in net income for the year ended January 3, 2004 is approximately $10.6 million of pretax expense related to the write-off of debt issuance costs due to the early repayment of debt in the refinancing transaction as well as $6.9 million of pretax expense related to a litigation settlement. Included in net income for the year ended December 28, 2002 is a goodwill impairment charge of approximately $119.9 million that resulted from the adoption of a new accounting policy in the quarter ended March 23, 2002.

      The pro forma information is not necessarily indicative of the results that would have occurred had the going-private merger and refinancing transactions occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

Note 6 — Discontinued Operations

      On November 28, 2001, the Company disposed of its 97% interest in the capital stock of Cerveceria Hondurena S.A., a Honduran corporation principally engaged in the beverage business in Honduras (“CHSA” or the “Honduran beverage business”). Such interest in CHSA had been held by two subsidiaries of the Company. The disposition was accomplished by means of a stock exchange transaction in which the Company acquired a subsidiary of South African Breweries plc (“SAB”) that held as its sole asset $537 million in cash. The Company received $561 million as consideration for the disposition of CHSA, comprised of $537 million in cash and $24 million of intercompany debt forgiveness between CHSA and a subsidiary of the Company.

      The Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements for 2001 have been restated to reflect the Honduran beverage business as a discontinued business operation.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized financial information for the discontinued operations, through November 28, 2001, is as follows (in thousands):

2001

Predecessor

Revenues	$239,006

Income before income taxes	$23,648
Income taxes	4,792

Income from discontinued operations, net of income taxes	$18,856

Gain on disposal of discontinued operations, net of income taxes of $128 million	$168,626

      Income before income taxes includes an interest expense allocation of $7 million in 2001. The allocation was based on the ratio of net assets of discontinued operations to consolidated net assets, plus consolidated debt other than debt directly attributed to discontinued operations assumed and debt that was directly attributed to other operations of the Company.

Note 7 — Other Gains and Charges

      Gain on Investment in Available-For-Sale Securities: The Company invested in available-for-sale securities with an aggregate cost of $26 million during 2001. The securities were sold for $34 million, resulting in a non-operating gain of $8 million, which was recorded in other income (expense), net in the Consolidated Statement of Operations for 2001. For segment reporting purposes, this gain is included in the Corporate and other segment.

      Business Downsizing Charges: In 2001, the Company effected the divestiture of its controlling interest in a banana production joint venture in South America.

      The Company implemented business reconfiguration programs during 2001 that resulted in $133 million of expenses that were recognized as a component of cost of products sold in the Consolidated Statements of Operations. Of the total $133 million business configuration charge, the Company recognized approximately $111.7 million in non-cash charges. Included in the total $133 million charge is $28 million related to the shutdown and related asset sales of the Company’s California deciduous and Pacific Northwest apples operations, which included packinghouses, ranches and orchards in California and Washington. The remaining $105 million recognized in 2001 related to the planned divestiture of the Company’s Pascual Hermanos vegetables subsidiary in Spain and certain other non-core businesses in Europe, as well as the downsizing of banana and flower operations in Latin America and banana production in the Philippines.

      Gains and Losses on Business Dispositions: In September 2002, the Company sold all of its 91% interest in and outstanding loans due from Pascual Hermanos, S.A. (“Pascual Hermanos”), a Spanish corporation held for sale since 2001, for approximately $18.1 million, net of cash on hand at the date of sale. The financial results of Pascual Hermanos are included in the fresh vegetables reporting segment through the effective date of disposal. The Company recorded a gain on this sale in 2002 of approximately $4.3 million, net of transaction expenses. The gain is included in selling, marketing and general and administrative expenses in the Consolidated Statements of Operations. Revenues related to Pascual Hermanos for the years ended December 28, 2002 and December 29, 2001 were $26 million and $45 million, respectively. Operating income related to Pascual Hermanos for the years ended December 28, 2002 and December 29, 2001 were $4 million and $1 million, respectively.

      On October 1, 2002, the Company sold its wholly owned subsidiary, Saman S.A. (“Saman”), for $6.2 million in cash, net of cash on hand at the date of sale. Saman was a European dried fruit and nut

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

processor held for sale since 2001. The financial results of Saman have been included in the packaged foods reporting segment through the effective date of disposal. The Company recorded a loss in 2002 on the sale of approximately $4.1 million, net of transaction expenses, which is included in selling, marketing and general and administrative expenses in the Consolidated Statements of Operations. Revenues related to Saman for the years ended December 28, 2002 and December 29, 2001 were $27 million and $50 million, respectively. Operating losses related to Saman for the years ended December 28, 2002 and December 29, 2001 were $4 million and $1 million, respectively.

      During the third quarter ended October 4, 2003, the Company sold its 81% interest in Fabrica, a Honduran palm oil business for $7.6 million and recorded a loss of $2.4 million. The loss was included in selling, marketing and general and administrative expenses in the Consolidated Statements of Operations. The financial results of Fabrica have been included in the packaged foods reporting segment through the effective date of disposal. Revenues related to Fabrica for the three quarters ended January 3, 2004, quarter ended March 22, 2003, and years ended December 28, 2002 and December 29, 2001 were $11.9 million, $5.7 million, $24.5 million and $22.5 million, respectively. Operating income related to Fabrica for the three quarters ended January 3, 2004, quarter ended March 22, 2003, and years ended December 28, 2002 and December 29, 2001 were approximately $0.8 million, $0.5 million, $1.4 million and $1.3 million, respectively.

Note 8 — Income Taxes

      Income tax expense (benefit) was as follows (in thousands):

	Three
	Quarters	Quarter
	Ended	Ended
	January 3,	March 22,
	2004	2003	2002	2001

	Successor	Predecessor	Predecessor	Predecessor

Current
Federal, state and local	$(8,890)	$7,484	$29,625	$1,213
Foreign	15,145	3,415	7,676	10,788

	6,255	10,899	37,301	12,001

Deferred
Federal, state and local	3,982	2,467	13,424	17,856
Foreign	(3,725)	(266)	3,064	(509)

	257	2,201	16,488	17,347

	$6,512	$13,100	$53,789	$29,348

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

      Pretax earnings attributable to foreign operations were $89.2 million, $61.4 million, $224.6 million and $14.8 million for the three quarters ended January 3, 2004, quarter ended March 22, 2003 and years ended December 28, 2002 and December 29, 2001, respectively. Undistributed earnings of foreign subsidiaries, which are intended to be indefinitely invested, aggregated $1.7 billion at January 3, 2004. It is not currently practicable to estimate the tax liability that might be payable if these foreign earnings were repatriated.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s reported income tax expense on continuing operations differed from the expense calculated using the U.S. federal statutory tax rate for the following reasons (in thousands):

	Three
	Quarters	Quarter
	Ended	Ended
	January 3,	March 22,
	2004	2003	2002	2001

	Successor	Predecessor	Predecessor	Predecessor

Expense computed at U.S. federal statutory income tax rate of 35%	$10,370	$25,861	$73,495	$(2,706)
Foreign income taxed at different rates	(2,341)	(10,523)	(64,715)	(39,310)
State and local income tax, net of federal income tax benefit	(2,851)	1,167	9,742	5,960
Valuation allowances	2,324	(1,269)	40,002	66,131
Refund of prior years’ taxes	—	(2,209)	(5,008)	—
Permanent items and other	(990)	73	273	(727)

Reported income tax expense	$6,512	$13,100	$53,789	$29,348

      Total income tax cash payments, net of refunds, for the three quarters ended January 3, 2004, quarter ended March 22, 2003 and years ended December 28, 2002 and December 29, 2001 were $(6.2) million, $(12.2) million, $95 million and $18 million, respectively. Cash payments during the year ended December 28, 2002 included $67 million in tax payments related to the disposal of the Honduran beverage business in 2001.

      Deferred tax assets (liabilities) were comprised of the following (in thousands):

	January 3,	December 28,
	2004	2002

	Successor	Predecessor

Intangibles	$(273,002)	$31,274
Property, plant and equipment	(185,139)	(59,429)
Inventory valuation methods	(5,175)	2,586
Postretirement benefits	38,458	36,812
Operating accruals	24,934	54,687
Tax credit carryforwards	18,388	18,388
Net operating loss carryforwards	92,659	65,712
Asset impairments	5,835	5,835
Valuation allowances	(116,909)	(121,209)
Other, net	(3,405)	(273)

	$(403,356)	$34,383

      The Company has gross federal and state net operating loss carryforwards of $79.3 million and gross foreign net operating loss carryforwards of $205.8 million at January 3, 2004. The Company has recorded deferred tax assets of $32.5 million for federal and state net operating loss carryforwards, which, if unused, will expire between 2006 and 2023. The Company has recorded deferred tax assets of $60.1 million for foreign net operating loss carryforwards, which, if unused will expire between 2004 and 2013.

      A valuation allowance was established to offset foreign tax credit carryforwards, foreign net operating loss carryforwards, and certain other deferred tax assets in foreign jurisdictions. The entire valuation allowance is

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in non-current deferred tax assets. The Company has deemed it more likely than not that future taxable income in the relevant foreign taxing jurisdictions will be insufficient to realize the related income tax benefits for these assets. The foreign tax credit carryforward amount of $18.4 million will expire in 2006.

      Total deferred tax assets and deferred tax liabilities were as follows (in thousands):

	January 3,	December 28,
	2004	2002

	Successor	Predecessor

Deferred tax assets	$266,725	$266,105
Deferred tax asset valuation allowance	(116,909)	(121,209)

	149,816	144,896
Deferred tax liabilities	(553,172)	(110,513)

Net deferred tax assets (liabilities)	$(403,356)	$34,383

Current deferred tax assets consist of:
Deferred tax assets	$49,880	$36,859
Deferred tax liabilities	(1,805)	(17)

Net current deferred tax assets	48,075	36,842
Non-current deferred tax liabilities consist of:
Deferred tax assets, net of valuation allowance	99,936	108,037
Deferred tax liabilities	(551,367)	(110,496)

Net non-current deferred tax liabilities	(451,431)	(2,459)

Net deferred tax assets (liabilities)	$(403,356)	$34,383

      The Company believes its tax positions comply with the applicable tax laws and that it is adequately provided for all tax related matters. The Company is subject to examination by taxing authorities in the various jurisdictions in which it files tax returns. Matters raised upon audit may involve substantial amounts and could result in material cash payments if resolved unfavorably; however, management does not believe that any material payments will be made related to these matters in the upcoming twelve months. Management considers it unlikely that the resolution of these matters will have a material adverse effect on its results of operations.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Details of Certain Assets and Liabilities

      Details of receivables and inventories were as follows (in thousands):

	January 3,	December 28,
	2004	2002

	Successor	Predecessor

Receivables
Trade	$504,587	$462,652
Notes and other	73,230	68,538
Grower advances	28,612	34,924
Income tax refund	14,302	—
Other	10,114	10,251

	630,845	576,365
Allowance for doubtful accounts	(70,596)	(70,938)

	$560,249	$505,427

Inventories
Finished products	$175,049	$180,580
Raw materials and work in progress	101,621	111,725
Crop-growing costs	81,106	85,870
Operating supplies and other	52,029	58,935

	$409,805	$437,110

      Accrued liabilities included the following (in thousands):

	January 3,	December 28,
	2004	2002

	Successor	Predecessor

Employee-related costs and benefits	$134,014	$104,429
Amounts due to growers	88,942	67,543
Marketing and advertising	59,408	46,565
Materials and supplies	44,944	38,987
Other	186,237	190,959

	$513,545	$448,483

      Remaining amounts included in other accrued liabilities shown above are comprised of individually insignificant operating accruals.

      Other long-term liabilities were as follows (in thousands):

	January 3,	December 28,
	2004	2002

	Successor	Predecessor

Accrued postretirement and other employee benefits	$213,549	$223,049
Accrued taxes	174,720	161,612
Other	34,655	39,493

	$422,924	$424,154

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Property, Plant and Equipment

      Major classes of property, plant and equipment were as follows (in thousands):

	January 3,	December 28,
	2004	2002

	Successor	Predecessor

Land and land improvements	$676,937	$400,711
Buildings and improvements	328,201	378,886
Machinery and equipment	712,442	1,056,535
Equipment under capital leases	94,145	47,076
Construction in progress	52,119	61,340

	1,863,844	1,944,548
Accumulated depreciation and amortization	(393,965)	(917,983)

	$1,469,879	$1,026,565

      The Company capitalized equipment under capital leases, excluding the assets related to the Company’s adoption of FIN 46, of approximately $0.5 million, $1.2 million, $15.1 million and $25.4 million in the three quarters ended January 3, 2004, quarter ended March 22, 2003, and years ended December 28, 2002 and December 29, 2001, respectively.

      In connection with the application of purchase accounting, net property, plant and equipment was stepped up by approximately $342.3 million and accumulated depreciation and amortization of approximately $719.6 million was eliminated. In addition, the Company recorded non-cash increases to property, plant, and equipment of approximately $128.4 million in connection with the Company’s adoption of FIN 46, effective March 23, 2003.

      Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets as follows:

Years

Land improvements	5 to 35
Buildings and improvements	2 to 50
Machinery and equipment	2 to 35
Equipment under capital leases	Shorter of useful life or life of lease

      Depreciation and amortization expense for property, plant and equipment totaled $98.6 million, $25 million, $106.6 million and $104.8 million for the three quarters ended January 3, 2004, quarter ended March 22, 2003, and years ended December 28, 2002 and December 29, 2001, respectively.

Note 11 — Goodwill and Intangible Assets

      Goodwill and intangible assets were as follows (in thousands):

	January 3,	December 28,
	2004	2002

	Successor	Predecessor

Goodwill	$448,751	$132,080
Intangible assets	737,675	—

	$1,186,426	$132,080

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The goodwill balance at January 3, 2004 resulted primarily from the going-private merger transaction (Note 4). The Company’s Predecessor goodwill balance of approximately $132.1 million at December 28, 2002 was eliminated in purchase accounting. Goodwill has been allocated to the Company’s reporting segments as follows (in thousands):

	January 3,	December 28,
	2004	2002

	Successor	Predecessor

Fresh fruit	$341,540	$132,080
Fresh vegetables	89,025	—
Packaged foods	18,186	—
Fresh-cut flowers	—	—
Other	—	—

Total	$448,751	$132,080

      Details of the Company’s intangible assets were as follows (in thousands):

January 3,
2004

Successor

Amortized intangible assets:
Customer relationships	$28,351
Licenses	20,688
Other amortized intangible assets	2,100

51,139
Accumulated amortization — customer relationships	(2,181)
Accumulated amortization — licenses	(5,747)
Other accumulated amortization	(54)

Accumulated amortization — intangible assets	(7,982)
Intangible assets, net	43,157
Unamortized intangible assets:
Trademark, trade names and other related intangibles	694,518

Total identifiable intangible assets, net	$737,675

      The Company had no identifiable intangibles at December 28, 2002.

      Amortization expense of identifiable intangibles totaled $8.0 million for the three quarters ended January 3, 2004. There was no amortization expense related to the identifiable intangibles during the quarter ended March 22, 2003, year ended December 28, 2002 or year ended December 29, 2001. Estimated

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining amortization expense associated with the Company’s identifiable intangible assets in each of the next five fiscal years is as follows (in thousands):

Fiscal Year	Amount

2004	$11,006
2005	11,006
2006	3,481
2007	2,835
2008	2,835

Note 12 — Long-Term Debt

      Long-term debt consisted of the following amounts (in thousands):

	January 3,	December 28,
	2004	2002

	Successor	Predecessor

Unsecured debt:
7% notes due 2003	$—	$209,756
6.375% notes due 2005	—	300,000
8.625% notes due 2009	400,000	400,000
7.25% notes due 2010	400,000	—
8.875% notes due 2011	475,000	—
8.75% debentures due 2013	155,000	155,000
Various other notes due 2003 — 2005 at a weighted-average interest rate of 16.33% in 2002	—	4,382
Secured debt:
Revolving credit facility	20,000	—
Term loan facility	305,000	—
Contracts and notes due 2004 — 2008, at a weighted-average interest rate of 5.64% (6.06% in 2002)	2,598	6,322
Capital lease obligations	93,550	40,546
Unamortized debt discount	(1,996)	(2,713)

	1,849,152	1,113,293
Current maturities	(45,627)	(230,813)

	$1,803,525	$882,480

      In connection with the going-private merger and refinancing transactions described in Note 3, the Company obtained $1.125 billion in senior secured credit facilities (consisting of $825 million of Term Loan A and Term Loan B facilities, and $300 million of revolving credit facilities), issued $475 million principal amount of Senior Notes due 2011, repaid approximately $509.8 million of existing Senior Notes due 2003 and 2005 and repaid approximately $37.3 million of a capital lease obligation related to refrigerated shipping containers. In addition, the Company recorded long-term debt of $139.8 million related to lease obligations for two vessels and debt related to the Company’s corporate headquarters lease (“corporate headquarters financing facility”) upon the Company’s adoption of FIN 46.

      On May 29, 2003, the Company issued and sold $400 million aggregate principal amount of 7.25% Senior Notes due 2010 (the “2010 Notes”) in an offering exempt from the registration requirements of the Securities

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Act of 1933. The Company used the net proceeds from this offering of approximately $396 million, together with other available cash of $4 million, to prepay $400 million of the term loans under the senior secured credit facility.

      The 2009 notes are redeemable, at the discretion of the Company, at par plus a make-whole amount, if any, and accrued and unpaid interest, any time prior to maturity. The Company may also, at its option, use the cash proceeds from an equity offering to redeem up to 35% of the aggregate principal amount of the 2010 and 2011 notes, at a redemption price of 107.25% and 108.875%, respectively, plus accrued and unpaid interest; or at specified premiums after June 15, 2007 and March 15, 2007, respectively. The 2013 debentures are not redeemable prior to maturity. The notes due 2009 and 2013 were issued at 99.50% and 99.37% of par, respectively. The notes due 2010 and 2011 were issued at par.

      None of the Company’s notes or debentures are subject to any sinking fund requirements. The bonds and debenture are guaranteed by the Company’s domestic subsidiaries (Note 20).

      In November 2003, the Company renegotiated its senior secured credit facilities. The renegotiation resulted in modifications to certain covenants, which increased the maximum limits on certain investing activities and increased the maximum additional indebtedness that the Company can incur. As a result of the renegotiation, the Company received proceeds from a new term loan (“Term Loan C”) of $315 million. These proceeds, together with available cash of $14.5 million, were used to repay the amounts outstanding under the existing term loan facilities (Term Loans A and B) and corporate headquarters financing facility of $272.6 million and $54.9 million, respectively. As of January 3, 2004, $305 million was outstanding under Term Loan C. The facility expires in September 2008. Borrowings under this facility bear interest at certain percentages over the bank’s prime rate or the London Interbank Offered Rate (“LIBOR”) plus a predetermined spread. As of January 3, 2004, the interest rate on Term Loan C was approximately 4.07%. The Company may accelerate repayments under this facility at its option without penalty.

      The Company wrote off $12.6 million of deferred debt issuance costs during the three quarters ended January 3, 2004, as a result of the prepayment of the term loan facilities of $400 million in connection with the refinancing transaction and additional term loan prepayments of $140 million during the three quarters then ended.

      As of January 3, 2004, the outstanding borrowings under the Company’s $300 million revolving credit facilities totaled $20.0 million. The revolvers expire on March 28, 2008. The balance of funds available under the revolving credit facilities may be utilized for borrowings to finance short-term working capital needs of the Company or the issuance of letters of credit and bank guaranties up to $225 million. At January 3, 2004, after taking into account approximately $73 million of outstanding letters of credit and bank guaranties drawn against these facilities, the Company had approximately $207 million available under these revolvers. Borrowings under these facilities bear interest at certain percentages over the bank’s prime rate or LIBOR plus a predetermined spread. The weighted-average interest rate on the revolving credit facilities was approximately 5.25% at January 3, 2004.

      A commitment fee, which fluctuates between 0.5% and 1.0%, is required based on the total unused portion of the revolver. The Company paid a total of $1.6 million in commitment fees for the three quarters ended January 3, 2004. No commitment fees were paid during the quarter ended March 22, 2003 or years ended December 28, 2002 and December 29, 2001.

      Provisions under the senior secured credit facilities and the indentures to the Company’s senior notes and debentures require the Company to comply with certain covenants. These covenants include financial performance measures, such as a minimum required interest coverage ratio, a minimum fixed charge coverage ratio, minimum quarterly earnings and maximum permitted leverage ratios, as well as limitations on, among other things, indebtedness, capital expenditures, investments, loans to subsidiaries, employees and third

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

parties, the issuance of guaranties and the payment of dividends. At January 3, 2004, the Company was in compliance with all applicable covenants.

      The revolving credit facility and term loan facility are collateralized by substantially all of the Company’s tangible and intangible assets, other than certain intercompany debt, certain equity interests and each of the Company’s US manufacturing plants and processing facilities that has a net book value exceeding 1% of the Company’s net tangible assets.

      Expenses related to the issuance of long-term debt are capitalized and amortized to interest expense over the term of the underlying debt. During the three quarters ended January 3, 2004, quarter ended March 22, 2003, and years ended December 28, 2002 and December 29, 2001, the Company amortized deferred debt costs of $7.0 million, $0.2 million, $0.9 million and $0.7 million, respectively.

      The Company estimates the fair value of its fixed-interest-rate unsecured debt based on current quoted market prices. The estimated fair value of unsecured notes (face value of $1,430 million in 2003 and $1,065 million in 2002) was approximately $1,528 million and $1,063 million as of January 3, 2004 and December 28, 2002, respectively. Based upon borrowing rates currently available to the Company and market quotes, the fair value of the Company’s secured debt approximates the carrying value.

      At January 3, 2004, included in capital lease obligations is $89.6 million of vessel financings related to two vessel leases denominated in British pounds. The interest rates on these leases are based on LIBOR plus a spread. The Company has a walk-away option on each of these leases, exercisable in November 2004. If the Company elects not to exercise these options, the lease term continues for an additional 20 years. The timing of payments under these capital lease obligations assumes the Company will not exercise this walk-away option. The remaining $4 million of capital lease obligations relate primarily to machinery and equipment. The capital lease obligations are collateralized by the underlying leased assets. Interest rates under these leases are fixed.

      Maturities with respect to long-term debt as of January 3, 2004 were as follows (in thousands):

Fiscal Year	Amount

2004	$45,627
2005	45,022
2006	44,011
2007	43,610
2008	168,330
Thereafter	1,502,552

Total	$1,849,152

      The Company’s subsidiaries have uncommitted lines of credit of approximately $127.1 million at various local banks, of which $119.7 million was available at January 3, 2004. These lines of credit lines are used primarily for overdrafts, foreign exchange settlement and the issuance of letters of credit or bank guarantees. The Company’s uncommitted lines of credit do not have a commitment expiration date, and may be cancelled at any time by the Company or the banks.

      Interest payments on borrowings, excluding amounts related to discontinued operations, totaled $117.7 million, $8.2 million, $75.6 million and $72.0 million during the three quarters ended January 3, 2004, quarter ended March 22, 2003, and years ended December 28, 2002 and December 29, 2001, respectively.

      Notes payable consist of short-term amounts due to various suppliers by the Company in the normal course of business.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Employee Benefit Plans

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

      The Company uses a December 31 measurement date for the majority of its plans.

      The status of the Company’s defined benefit pension plans was as follows (in thousands):

	U.S. Pension Plans			International Pension Plans			OPRB Plans

	Three			Three			Three
	Quarters	Quarter		Quarters	Quarter		Quarters	Quarter
	Ended	Ended	Year Ended	Ended	Ended	Year Ended	Ended	Ended	Year Ended
	January 3,	March 22,	December 28,	January 3,	March 22,	December 28,	January 3,	March 22,	December 28,
	2004	2003	2002	2004	2003	2002	2004	2003	2002

	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor

	(In thousands)
Change in projected benefit obligation
Benefit obligation at beginning of period	$283,009	$273,438	$279,680	$52,697	$29,113	$32,663	$79,526	$72,016	$70,864
Service cost	2,084	649	2,281	2,469	813	2,003	65	21	113
Interest cost	12,820	4,400	19,311	3,504	1,152	3,664	3,624	1,238	4,802
Participant contributions	—	—	—	22	6	22	—	—	—
Foreign exchange rate changes	—	—	—	3,170	(580)	(1,762)	—	—	—
Actuarial (gain) loss	449	10,872	(1,240)	4,728	83	(3,308)	(580)	7,715	2,450
Curtailments, settlements and terminations, net	—	—	—	78	—	(1,014)	—	—	—
Benefits paid	(19,499)	(6,350)	(26,594)	(4,470)	(1,516)	(3,155)	(4,423)	(1,464)	(6,213)
Additional plans	—	—	—	—	23,626	—	—	—	—

Benefit obligation at end of period	$278,863	$283,009	$273,438	$62,198	$52,697	$29,113	$78,212	$79,526	$72,016

Change in plan assets
Fair value of plan assets at beginning of period	$200,041	$212,559	$263,118	$2,345	$2,316	$2,232	$—	$—	$—
Actual return on plan assets	41,505	(6,543)	(25,409)	141	61	206	—	—	—
Company contributions	1,574	375	1,444	4,467	1,516	8,405	4,423	1,464	6,213
Participant contributions	—	—	—	22	6	22	—	—	—
Foreign exchange rate changes	—	—	—	(49)	(38)	(211)	—	—	—
Settlements	—	—	—	—	—	(5,183)	—	—	—
Benefits paid	(19,499)	(6,350)	(26,594)	(4,470)	(1,516)	(3,155)	(4,423)	(1,464)	(6,213)
Other	—	—	—	(17)	—	—	—	—	—

Fair value of plan assets at end of period	$223,621	$200,041	$212,559	$2,439	$2,345	$2,316	$—	$—	$—

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Pension Plans			International Pension Plans			OPRB Plans

	Three			Three			Three
	Quarters	Quarter		Quarters	Quarter		Quarters	Quarter
	Ended	Ended	Year Ended	Ended	Ended	Year Ended	Ended	Ended	Year Ended
	January 3,	March 22,	December 28,	January 3,	March 22,	December 28,	January 3,	March 22,	December 28,
	2004	2003	2002	2004	2003	2002	2004	2003	2002

	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor

	(In thousands)
Funded status	$(55,242)	$(82,968)	$(60,879)	$(59,759)	$(50,352)	$(26,797)	$(78,212)	$(79,526)	$(72,016)
Unrecognized net loss (gain)	518	98,750	75,315	5,590	1,023	486	(268)	1,410	(6,250)
Unrecognized prior service cost (benefit)	8	43	47	557	2,651	2,769	(855)	(4,100)	(4,247)
Unrecognized net transition (asset) obligation	(1)	(39)	(51)	315	922	817	—	—	—

Net balance sheet asset (liability)	$(54,717)	$15,786	$14,432	$(53,297)	$(45,756)	$(22,725)	$(79,335)	$(82,216)	$(82,513)

Amounts recognized in the Consolidated Balance Sheets
Prepaid benefit cost	$10,971	$21,566	$20,883	$11	$—	$—	$—	$—	$—
Accrued benefit liability	(68,606)	(87,998)	(69,349)	(56,408)	(50,650)	(27,486)	(79,335)	(82,216)	(82,513)
Intangible assets	—	—	—	685	3,193	3,343	—	—	—
Accumulated other comprehensive loss	2,918	82,218	62,898	2,415	1,701	1,418	—	—	—

Net amount recognized	$(54,717)	$15,786	$14,432	$(53,297)	$(45,756)	$(22,725)	$(79,335)	$(82,216)	$(82,513)

      The accumulated benefit obligation for all defined benefit pension plans was $330.1 million and $298.1 million at January 3, 2004 and December 28, 2002, respectively.

      The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows (in thousands):

	January 3,	December 28,
	2004	2002

	Successor	Predecessor

Projected benefit obligation	$305,168	$266,717
Accumulated benefit obligation	294,985	263,057
Fair value of plan assets	178,572	170,665

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of net periodic benefit cost for the Company’s U.S. and international pension plans and OPRB plans were as follows (in thousands):

	Pension Plans				OPRB Plans

	Three				Three
	Quarters	Quarter	Year Ended		Quarters	Quarter	Year Ended
	Ended	Ended			Ended	Ended
	January 3,	March 22,	December 28,	December 29,	January 3,	March 22,	December 28,	December 29,
	2004	2003	2002	2001	2004	2003	2002	2001

	Successor	Predecessor	Predecessor	Predecessor	Successor	Predecessor	Predecessor	Predecessor

Components of net periodic benefit cost
Service cost	$4,553	$1,462	$4,284	$5,680	$65	$21	$113	$110
Interest cost	16,323	5,552	22,975	25,864	3,624	1,238	4,802	4,343
Expected return on plan assets	(18,811)	(6,266)	(27,826)	(27,654)	—	—	—	—
Amortization of:
Unrecognized net loss (gain)	115	160	351	112	17	56	(127)	(1,476)
Unrecognized prior service cost (benefit)	53	76	476	572	(103)	(147)	(590)	(590)
Unrecognized net transition obligation (asset)	28	22	64	76	—	—	—	—
Curtailment, settlements and terminations, net	79	—	2,400	1,464	—	—	—	—
Other	—	1,017	—	—	—	—	—	—

	$2,340	$2,023	$2,724	$6,114	$3,603	$1,168	$4,198	$2,387

      Additional employee benefit plan information:

      Weighted-average assumptions used to determine benefit obligations at January 3, 2004 and December 28, 2002 are as follows:

	U.S. Pension		International
	Plans		Pension Plans		OPRB Plans

	2003	2002	2003	2002	2003	2002

Rate assumptions:
Discount rate	6.25%	6.75%	8.93%	11.34%	6.25%	6.75%
Rate of compensation increase	4.50%	4.50%	8.27%	10.05%	4.50%	4.50%

      Weighted-average assumptions used to determine net periodic benefit cost for the 2003 and 2002 years are as follows:

	U.S. Pension		International
	Plans		Pension Plans		OPRB Plans

	2003	2002	2003	2002	2003	2002

Rate assumptions:
Discount rate	6.25%	7.25%	9.72%	13.06%	6.28%	7.25%
Compensation increases	4.50%	4.50%	8.39%	10.91%	4.50%	4.50%
Rate of return on plan assets	8.75%	9.25%	11.12%	12.08%	—	—

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      International plan discount rates, assumed rates of increase in future compensation and expected long-term return on assets differ from the assumptions used for U.S. plans due to differences in the local economic conditions in which the international plans are based.

      The accumulated postretirement benefit obligation (“APBO”) for the Company’s OPRB plans in 2003 and 2002 was determined using the following assumed annual rate of increase in the per capita cost of covered health care benefits:

	Year Ended	Year Ended
	January 3,	December 28,
Fiscal Year	2004	2002

2003	9%	9%
2004	8%	8%
2005	7%	7%
2006	6%	6%
2007 and thereafter	5.5%	5.5%

      Assumed health care cost trend rates have a significant effect on the amounts reported for the Company’s OPRB plans. A one-percentage-point change in assumed health care cost trend rates would have the following impact on the Company (in thousands):

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease

Increase (decrease) in service and interest cost	$274	$(244)
Increase (decrease) in APBO	$5,257	$(4,657)

      The Company’s U.S. pension plans weighted-average asset allocations at January 3, 2004 and December 28, 2002, by asset category, are as follows:

	Plan Assets at

	January 3,	December 28,
Asset Category	2004	2002

Debt securities	37.7%	43.0%
Equity securities	58.5%	51.4%
Other	3.8%	5.6%

Total	100%	100%

      The plans’ asset allocation includes a mix of fixed income investments designed to reduce volatility and equity investments designed to maintain funding ratios and long-term financial health of the plan. The equity investments are diversified across U.S. and international stocks as well as growth, value, and small and large capitalizations. Alternative investments such as private equity and distressed debt are used to enhance long-term returns while improving portfolio diversification.

      The Company employs a total return investment approach whereby a mix of fixed income and equity investments is used to maximize the long-term return of plan assets for a prudent level of risk. The objectives of this strategy are to achieve full funding of the Accumulated Benefit Obligation, and to achieve investment experience over time that will minimize pension expense volatility and hold to a feasible minimum the Company’s contributions required to maintain full funding status. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition.

      The FASB has issued FASB Staff Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”) related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”). The Act was signed

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

into law on December 8, 2003 and adds an outpatient prescription drug benefit to Medicare (“Medicare Part D”), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Thus, the costs of outpatient prescription drug benefits may be affected for employers with OPRB plans that provide such benefits to Medicare eligible employees and retirees. FSP 106-1 was issued in response to questions regarding whether, when, and how a sponsor should account for the effects of the Act on its accumulated postretirement benefit obligation and net periodic postretirement benefit costs.

      As allowed under FSP 106-1, the Company has chosen to defer recognition of the impact of the Act. Accordingly, any measures of the APBO or net periodic postretirement benefit cost in the Company’s consolidated financial statements or accompanying notes do not reflect the effects of the Act on the plan. Currently, specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the sponsor to change previously reported information. The Company is currently in the process of evaluating the impact that this legislation will have on its OPRB plans and has not yet determined whether an amendment to the plan will occur in light of this new legislation.

      The following is the plans’ target asset mix, which provides the optimal tradeoff of diversification and long-term asset growth:

Asset Class	Target Allocation

Fixed income	40%
Equity securities:
U.S. equity	40%
International equity	10%
Emerging markets equity	5%
Alternative investments	5%

      Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

      The pension plans did not hold any of the Company’s own common stock at either January 3, 2004 or December 28, 2002. Assuming no change in the pension and OPRB assumptions, the Company would expect to contribute $3.3 million and $6.3 million to its U.S. pension plans and OPRB plans, respectively, in 2004.

      In 2001, the Company recognized $1 million for special termination benefits associated with the downsizing of banana operations in Asia. During 2001, two of the Company’s U.S. pension plans and a portion of its international pension plans were frozen. Effective January 1, 2002, no new salaried pension benefit will accrue, with the exception of a transition benefit for long-term employees. The rate of compensation increase of 4.5% on the U.S. plans represents the rate associated with the remaining active U.S. plans. The Company recognized curtailment losses of less than $1 million for the pension plan freeze. The $13 million associated with the reduction of the projected benefit obligation associated with the freezing of such plans was offset against unrecognized net loss.

      The Company offers defined contribution plans to eligible employees. Such employees may defer a percentage of their annual compensation primarily to supplement their retirement income. Some of these plans provide for Company contributions based on a percentage of each participant’s contribution, subject to a maximum contribution by the Company. Company contributions to its defined contribution plans totaled $5.6 million, $5.3 million, $5.5 million, and $3.0 million in the three quarters ended January 3, 2004, quarter ended March 22, 2003 and years ended December 28, 2002 and December 29, 2001, respectively. The Company doubled its match of salaried participants’ contributions to its U.S. defined contribution plan, effective January 1, 2002.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is also party to various industry-wide collective bargaining agreements that provide pension benefits. Total contributions to these plans for eligible participants were approximately $3.0 million, $0.9 million, $3.1 million and $2.9 million in the three quarters ended January 3, 2004, quarter ended March 22, 2003 and years ended December 28, 2002 and December 29, 2001, respectively.

Note 14 — Stock-Based Compensation

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

      The Company accounted for employee stock-based compensation related to the 1991 and 2001 Stock Option and Award Plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, prior to the 2003 fiscal year.

      Changes in outstanding stock options were as follows (shares in thousands):

	Options Outstanding		Options Exercisable

		Weighted-		Weighted-
	Shares	Average Price	Shares	Average Price

December 30, 2000 (Predecessor)	3,695	$28.60	1,410	$33.71
Granted at market price	670	16.17
Exercised	(18)	13.63
Canceled	(767)	31.19

December 29, 2001 (Predecessor)	3,580	25.79	2,059	$24.18
Granted at market price	986	26.59
Exercised	(320)	16.22
Canceled	(238)	28.50

December 28, 2002 (Predecessor)	4,008	26.59	2,275	$23.02
Granted at market price	9	32.71
Exercised	(119)	23.27
Canceled	(3,898)	26.73

March 22, 2003 (Successor)	—	—	—	—

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the pro forma effect on net income as if the fair value method had been applied to all outstanding and unvested stock option awards in each of the predecessor’s fiscal periods (in thousands):

	Quarter Ended	Year Ended	Year Ended
	March 22,	December 28,	December 29,
	2003	2002	2001

	Predecessor	Predecessor	Predecessor

Net income, as reported	$60,788	$36,281	$150,404
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	1,266	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(224)	(1,486)	(1,387)

Pro forma net income	$60,564	$36,061	$149,017

      The weighted-average fair value of each stock option granted during the quarter ended March 22, 2003 and years ended December 28, 2002 and December 29, 2001 of $12.11, $9.29, and $5.34, was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Quarter Ended	Year Ended	Year Ended
	March 22,	December 28,	December 29,
	2003	2002	2001

	Predecessor	Predecessor	Predecessor

Dividend yields	2.3%	2.3%	2.5%
Expected volatility	34.3%	34.3%	33.7%
Risk free interest rates	4.8%	4.8%	5.0%
Expected lives	7 years	7 years	7 years

Note 15 — Shareholders’ Equity

      In connection with the going-private merger transaction described in Note 3, shareholders’ equity was adjusted to reflect Mr. Murdock’s continuing residual interest in the Company at its original cost plus his share of the Company’s earnings, losses, dividends and other equity adjustments since the date of his original acquisition.

      The Company’s authorized share capital as of January 3, 2004 consisted of 1,000 shares of $0.001 par value common stock of which 1,000 shares were issued and outstanding as of January 3, 2004.

      No dividends were declared during the three quarters ended January 3, 2004. During the quarter ended March 22, 2003, the Company declared and paid dividends of approximately $8.4 million on its common shares representing a quarterly dividend of 15 cents per share. Total dividends for the years ended December 28, 2002 and December 29, 2001 amounted to $33.6 million and $22.3 million, respectively. The Company’s ability to declare future dividends is restricted under the terms of its new senior secured credit facilities.

      Comprehensive income is comprised of changes to shareholders’ equity, other than contributions from or distributions to shareholders, and net income. The Company’s other comprehensive income is principally comprised of unrealized foreign currency translation gains and losses, unrealized gains and losses on cash flow hedging instruments and additional minimum pension liability. The components of, and changes in,

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accumulated other comprehensive income are presented in the Company’s Consolidated Statements of Shareholders’ Equity.

Note 16 — Business Segments

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

      Accounting policies of the four primary reportable operating segments, other operating segments, and Corporate and other are the same as those described in the summary of significant accounting policies (Note 2). The results of operations and financial position of the four primary reportable operating segments and corporate and other were as follows:

	Three Quarters
	Ended	Quarter Ended
	January 3, 2004	March 22, 2003	2002	2001

	Successor	Predecessor	Predecessor	Predecessor

	(In thousands)
Revenues from external customers
Fresh fruit	$2,409,029	$725,115	$2,772,758	$2,701,422
Fresh vegetables	673,719	176,865	825,559	827,528
Packaged foods	470,514	116,712	588,991	556,143
Fresh-cut flowers	119,580	48,506	173,927	196,430
Other operating segments	27,129	5,972	30,838	33,298

	$3,699,971	$1,073,170	$4,392,073	$4,314,821

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Quarters
	Ended	Quarter Ended
	January 3, 2004	March 22, 2003	2002	2001

	Successor	Predecessor	Predecessor	Predecessor

	(In thousands)
EBIT
Fresh fruit	$165,007	$70,174	$217,844	$48,478
Fresh vegetables	46,749	16,703	82,699	47,793
Packaged foods	23,419	11,693	64,905	43,684
Fresh-cut flowers	(5,602)	6,394	(5,925)	(18,717)
Other operating segments	289	65	713	(837)

Total operating segments	229,862	105,029	360,236	120,401
Corporate and other	(75,742)	(11,494)	(69,359)	(57,423)
Interest expense	124,491	19,647	80,890	70,708

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	$29,629	$73,888	$209,987	$(7,730)

      Corporate and other EBIT includes general and administrative costs not allocated to operating segments.

	Three Quarters
	Ended	Quarter Ended
	January 3, 2004	March 22, 2003	2002	2001

	Successor	Predecessor	Predecessor	Predecessor

	(In thousands)
Depreciation and amortization
Fresh fruit	$68,923	$16,354	$69,257	$70,512
Fresh vegetables	13,208	3,260	13,179	14,557
Packaged foods	14,306	2,502	12,245	14,006
Fresh-cut flowers	4,626	1,360	6,166	9,578
Other operating segments	469	96	608	610
Corporate and other	5,234	1,479	5,288	8,038

	$106,766	$25,051	$106,743	$117,301

Capital additions
Fresh fruit	$77,054	$1,630	$171,249	$58,853
Fresh vegetables	12,407	35	13,523	16,770
Packaged foods	7,901	1,898	16,785	10,011
Fresh-cut flowers	1,136	29	2,629	31,297
Other operating segments	1,279	—	867	217
Corporate and other	2,194	643	28,620	2,604

	$101,971	$4,235	$233,673	$119,752

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 3,	December 28,
	2004	2002

	Successor	Predecessor

	(In thousands)
Total assets
Fresh fruit	$2,177,541	$1,509,424
Fresh vegetables	382,451	274,867
Packaged foods	376,936	347,395
Fresh-cut flowers	144,199	155,863
Other operating segments	10,926	10,575

Total operating segments	3,092,053	2,298,124
Corporate and other	895,831	738,728

	$3,987,884	$3,036,852

      The Company’s revenues from external customers and tangible long-lived assets by geographic area were as follows:

	Three Quarters
	Ended	Quarter Ended
	January 3, 2004	March 22, 2003	2002	2001

	Successor	Predecessor	Predecessor	Predecessor

	(In thousands)
Revenues from external customers
United States	$1,716,234	$511,297	$2,117,889	$2,048,629
Europe	1,052,940	306,180	1,174,456	1,187,667
Asia	600,223	143,101	678,925	637,488
Latin America	120,905	37,105	157,397	196,579
Other international	209,669	75,487	263,406	244,458

	$3,699,971	$1,073,170	$4,392,073	$4,314,821

	January 3,	December 28,
	2004	2002

	Successor	Predecessor

	(In thousands)
Tangible long-lived assets
United States	$676,148	$390,142
Europe	59,202	51,940
Asia	180,351	153,107
Latin America	693,467	556,661
Other international	3,058	3,170

	$1,612,226	$1,155,020

Note 17 — Leases and Other Commitments

      The Company has obligations under non-cancelable operating leases, primarily for land, equipment and office warehouse facilities. Lease payments under a significant portion of the Company’s operating leases are based on fixed interest rates. Total rental expense, including rent related to cancelable and non-cancelable

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leases, was $75.9 million, $22.5 million, $109.3 million and $126.1 million (net of sublease income of $11.7 million, $3.4 million, $14.7 million and $12.8 million) for the three quarters ended January 3, 2004, quarter ended March 22, 2003 and years ended December 28, 2002 and December 29, 2001, respectively.

      The Company’s corporate aircraft lease agreement includes a residual value guarantee. The maximum exposure, which would occur if the fair value of the aircraft was less than $20 million at the termination of the lease in 2009, is approximately $8.2 million.

      As of January 3, 2004, the Company’s aggregate non-cancelable minimum lease commitments, including residual value guarantees, before sublease income, were as follows (in thousands):

Fiscal Year	Amount

2004	$83,353
2005	67,733
2006	56,604
2007	26,568
2008	23,291
Thereafter	163,148

Total	$420,697

      Total expected future sublease income is $36.1 million.

      In order to secure sufficient product to meet demand and to supplement the Company’s own production, the Company has entered into non-cancelable agreements with independent growers in Latin America to purchase substantially all of their production subject to market demand and product quality. Prices under these agreements are generally fixed and contract terms range from one to six years. Total purchases under these agreements amounted to $237.4 million, $55.8 million, $260.6 million and $231.1 million for the three quarters ended January 3, 2004, quarter ended March 22, 2003 and fiscal years ended December 28, 2002 and December 29, 2001, respectively.

      At January 3, 2004, aggregate future payments under such purchase commitments (based on January 3, 2004 estimated costs and volumes) are estimated as follows (in thousands):

Fiscal Year	Amount

2004	$294,621
2005	255,778
2006	239,039
2007	206,760
2008	194,708
Thereafter	141,600

$1,332,506

      In order to ensure a steady supply of packing supplies and to maximize volume incentive rebates, the Company has entered into contracts with certain suppliers for the purchase of packing supplies at formula-based prices over periods of up to three years. Purchases under these contracts for the three quarters ended January 3, 2004, quarter ended March 22, 2003, and fiscal years ended December 28, 2002 and December 29, 2001 were approximately $59.1 million, $17.2 million, $51.3 million and $51.9 million, respectively.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under these contracts, the Company is committed at January 3, 2004, to purchase packing supplies, assuming current price levels, as follows (in thousands):

Fiscal Year	Amount

2004	$63,596
2005	52,341
2006	46,035
2007 and thereafter	—

$161,972

      In connection with the acquisition of its 60% interest in Saba Trading AB in 1998, the Company has the right to purchase (the “call option”), at its sole discretion, the minority shareholders’ entire interest in Saba during either January 2004 or in January 2008. In addition, each minority shareholder separately has the right to require the Company to purchase (the “put option”) the shareholders’ interest during either February 2005 or February 2008. The call option price and the put option price are computed based upon formulas as specified in the agreements. The Company did not exercise the January 2004 call option. In the event that each minority shareholder exercises its put option, the minimum aggregate price payable by the Company for these minority interests under these formulas would approximate $47.2 million at January 3, 2004.

      The Company has numerous collective bargaining agreements with various unions covering approximately 46% of the Company’s hourly full time and seasonal employees. Of the unionized employees, 28% are covered under a collective bargaining agreement that will expire within one year and the remaining 72% are covered under collective bargaining agreements expiring beyond the upcoming year. These agreements are subject to periodic negotiation and renewal. Failure to renew any of these collective bargaining agreements may result in a strike or work stoppage; however management does not expect that the outcome of these negotiations and renewals will materially adversely affect the Company’s financial condition or results of operations.

Note 18 — Contingencies

      The Company is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to the Company’s operations. At January 3, 2004, these guarantees primarily consisted of guarantees for bank loans to its growers and other affiliates of $6.7 million. Grower guarantees represent guarantees of amounts advanced, under third party bank agreements, to independent growers that supply the Company with product. The Company has not historically experienced any significant losses associated with these guarantees.

      As part of its normal business activities, the Company and its subsidiaries also provide guarantees to various regulatory authorities, primarily in Europe, in order to comply with foreign regulations when operating businesses overseas. These guarantees relate to customs duties and banana import license fees that are granted to the European Union member states’ agricultural authority. These guarantees are obtained from commercial banks in the form of letters of credit or bank guarantees. In addition, the Company issues letters of credit and bonds through major banking institutions and insurance companies as required by certain vendor and other operating agreements. As of January 3, 2004, total letters of credit and bonds outstanding were $91.7 million.

      The Company also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. The Company guaranteed $148.1 million of its subsidiaries’ obligations to their suppliers and other third parties as of January 3, 2004.

      The Company has change of control agreements with certain key executives, under which severance payments and benefits would become payable in the event of specified terminations of employment following a

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

change of control (as defined) of the Company. The going-private merger transaction (Note 3) did not trigger the change of control provisions as outlined in these agreements.

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

      Currently there are 586 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP. Eleven of these lawsuits are currently pending in various jurisdictions in the United States, with the remainder pending in Latin America and the Philippines. In the United States, plaintiffs moved to re-open and remand to state court two previously dismissed cases pursuant to the United States Supreme Court’s decision in Dole Food Company, Inc. v. Patrickson. Those motions were denied in March 2004 by the United States District Court. Plaintiffs have also remanded five other cases to state courts in Texas and Louisiana as a result of the Patrickson decision. On January 16, 2004, a case pending in the United States District Court for the District of Hawaii, in which 351 plaintiffs were claiming various injuries as a result of alleged air and water pollution, was resolved without a material adverse effect on the Company’s financial condition or results of operations. Claimed damages in DBCP cases worldwide total approximately $21.7 billion, with the lawsuits in Nicaragua representing approximately 81% of this amount. In almost all of these cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against the Company.

      In Nicaragua, service has been attempted on the Company in 49 of 102 pending cases, with the majority of the lawsuits brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional. Recently, 216 single plaintiff cases, which were filed with the civil trial court in Chinendega, were dismissed for lack of prosecution.

      Seventeen of the 49 cases are being actively litigated in civil trial courts in Managua (8), Chinendega (7) and Puerto Cabezas (2). In all of those cases, the Company has sought or will seek to have the cases returned

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the United States pursuant to Law 364. Notwithstanding, the Chinendega court denied the Company’s request with respect to the seven cases pending there; and the Managua court denied the Company’s request with respect to seven of the eight cases pending there. The Company’s request as to the eighth Managua case is still pending. The Puerto Cabezas court has not yet ruled on the Company’s request with respect to the two cases pending there. On February 25, 2004, the Managua court entered a judgment against the Company, Dow and Shell in one of the eight cases, awarding 58 of the 81 claimants $82.9 million.

      Nine of the 49 cases had been consolidated into one case before a civil trial court in Managua, with the plaintiffs naming an entity denominated as “Dole Food Corporation Inc.” as a defendant. The Company is aware of no legal entity bearing that name, and the Company is certain that no such legal entity is related to the Company. As a result, the Company responded in those nine consolidated cases on behalf of Dole Fresh Fruit Company, a subsidiary of the Company, which has been named as a defendant in other pending DBCP matters, including matters brought by Nicaraguan citizens. The Company paid the $100,000 deposit to the Nicaraguan court, as required under Law 364, to participate in that litigation. On October 25, 2002, the Managua court issued a ruling that Dole Fresh Fruit Company was not a party to the nine consolidated cases. Thereafter, counsel for Dole Fresh Fruit Company notified the Managua court that no legal entity known as “Dole Food Corporation Inc.” exists and sought to appear on behalf of Dole Food Company, Inc. and to ratify all prior pleadings of Dole Fresh Fruit Company. On November 25, 2002, the Managua court issued a ruling that Dole Food Company, Inc. is not a defendant in the nine consolidated cases. On December 13, 2002, the Managua court entered a judgment in the aggregate amount of $489.4 million on behalf of 468 plaintiffs against Dow Chemical Company, also known as Dow AgroSciences, Shell Chemical Company, Standard Fruit and Vegetable Company and “Dole Food Corporation Inc.” in the nine consolidated actions. Because the Managua court had held that the Company was not a defendant in the case, the court also ordered that the Company’s $100,000 deposit be returned. Standard Fruit and Vegetable Company is a Texas corporation that is wholly unrelated to the Company. On May 14, 2003, an action was filed in Los Angeles County Superior Court against The Dow Chemical Company, Shell Chemical Company, and Dole Food Company, Inc. to enforce the Nicaraguan judgment. On July 18, 2003, the Company filed a motion to dismiss the enforcement action on the grounds that Dole Food Company, Inc. was not a party to the judgment. On July 17, 2003, Dow and Shell filed a motion to remove the enforcement action to the United States District Court for the Central District of California. The Company consented to that removal. On October 20, 2003, the United States District Court for the Central District of California dismissed with prejudice the enforcement action as to all of the defendants, including Dole. The Court held that Dole Food Company, Inc. was not a party in the Nicaraguan judgment. The plaintiffs have appealed the District Court’s dismissal to the United States Court of Appeals for the Ninth Circuit. That appeal is currently pending.

      The Company believes that none of the Nicaraguan civil trial courts’ judgments will be enforceable against any Dole entity in the U.S. or in any other country, because Nicaragua’s Law 364 is unconstitutional and violates international due process. Among other things, Law 364 is an improper “special law” directed at particular parties, it requires defendants to pay large, non-refundable deposits in order to participate in the litigation, it provides a severely truncated procedural process, it establishes irrebuttable presumptions of causation that are contrary to the evidence and scientific data, and it sets unreasonable minimum damages that must be awarded.

      On December 23, 2003, the Company filed an action in the United States District Court for the Central District of California against 934 Nicaraguans. The complaint seeks declaratory relief against the claimants in the eight actions currently pending in the Managua civil trial court. The Company seeks a determination that these actions lack merit and that any judgment issued under Law 364 is unenforceable in the United States on due process grounds. The complaint further asserts federal RICO and state law fraud, abuse of process and malicious prosecution claims against the claimants in the enforcement action dismissed on October 20, 2003.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 19 — Related Party Transactions

      In September 1998, the Company acquired 60% of Saba Trading AB, a Swedish company. The remaining 40% minority interest is held 25% by another Swedish company and 15% by a Swedish co-op. As part of its normal operations, Saba routinely sells fresh fruit, vegetables and flowers to entities in which these minority shareholders are principal owners. Revenues from these entities were $251.3 million, $75.7 million, $211 million and $186 million during the three quarters ended January 3, 2004, quarter ended March 22, 2003, and years ended December 28, 2002 and December 29, 2001, respectively. Amounts due from the Swedish company and co-op entities were $24.1 million and $12.5 million at January 3, 2004 and December 28, 2002, respectively.

      On March 28, 2003, the Company completed the going-private merger transaction with DHM Holding Company, Inc. and became wholly owned by David H. Murdock, the Company’s Chairman, President and Chief Executive Officer, through DHM Holding Company, Inc. (Note 3).

      Mr. Murdock owns Castle & Cooke, Inc. (“Castle”) as well as a transportation equipment leasing company, a private dining club and a private country club, which supply products and provide services to numerous customers and patrons. During the three quarters ended January 3, 2004, quarter ended March 22, 2003, and years ended December 28, 2002 and December 29, 2001, the Company paid Mr. Murdock’s companies an aggregate of approximately $3.8 million, $1.2 million, $4 million and $3 million, respectively, primarily for the rental of truck chassis, generator sets and warehousing services. Castle purchased approximately $0.3 million, $0.1 million, $0.4 million and $0.2 million of products from the Company during the three quarters ended January 3, 2004, quarter ended March 22, 2003 and years ended December 28, 2002 and December 29, 2001, respectively.

      In October 2001, the Company and Castle entered into an agreement to replace an aircraft held 50% by each party. The ownership percentage in the new aircraft was 68% by the Company and 32% by Castle. In March 2003, in connection with the privatization, the aircraft was sold and leased back under a sale-leaseback arrangement. The Company and Castle are responsible for 68% and 32%, respectively, of all obligations under this sale-leaseback arrangement. The Company and Castle have agreed that each party would be responsible for the direct costs associated with its use of this aircraft, and that all other indirect costs would be shared in proportion to each party’s lease obligation percentage. During the three quarters ended January 3, 2004, quarter ended March 22, 2003 and years ended December 28, 2002 and December 29, 2001, the Company’s proportionate share of the direct and indirect costs for these aircraft was $1.5 million, $0.5 million, $0.9 million and $1.3 million, respectively.

      In 2003, the Company and Castle began operating their risk management departments on a joint basis. This arrangement enables the Company and Castle to leverage their buying power to optimize their position in the insurance market and take advantage of the market relationships that both companies developed over the years. The Company and Castle share insurance procurement and premium costs based on the relative risk borne by each company as determined under methodologies used by the insurance underwriters. Administrative costs of the risk management department are shared on a 50-50 basis. The Company’s share of the risk management department’s costs during the year ended January 3, 2004 was approximately $0.1 million.

      The Company retains risk for commercial property losses sustained by the Company and Castle totaling $7.5 million in aggregate and up to $5 million per occurrence, above which the Company has coverage

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provided through third party insurance carriers. The arrangement, entered into on October 1, 2003 and expiring April 1, 2005, provides for premiums to be paid to the Company by Castle quarterly beginning March 31, 2004 in exchange for the Company’s retained risk. No amounts were paid by Castle under this arrangement during the year ended January 3, 2004.

Note 20 — Guarantor Financial Information

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

      The accompanying guarantor consolidating financial information is presented on the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the Company’s share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions.

      The following are consolidating statements of operations of the Company for the three quarters ended January 3, 2004, the quarter ended March 22, 2003, and the years ended December 28, 2002 and December 29, 2001; condensed consolidating balance sheets as of January 3, 2004 and December 28, 2002; and condensed consolidating statements of cash flows for the three quarters ended January 3, 2004, quarter ended March 22, 2003 and years ended December 28, 2002 and December 29, 2001.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

SUCCESSOR

For the Three Quarters Ended January 3, 2004

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
Revenues, net	$380,573	$1,407,740	$2,702,360	$(790,702)	$3,699,971
Cost of products sold	317,376	1,261,579	2,430,602	(790,702)	3,218,855

Gross margin	63,197	146,161	271,758	—	481,116
Selling, marketing and general and administrative expenses	110,468	79,524	131,606	—	321,598

Operating income (loss)	(47,271)	66,637	140,152	—	159,518
Equity in subsidiary income	185,447	152,891	—	(338,338)	—
Other income (expense), net	(4,049)	1,059	(6,784)	—	(9,774)
Interest income	231	261	3,884	—	4,376
Interest expense	104,750	607	19,134	—	124,491

Income before income taxes	29,608	220,241	118,118	(338,338)	29,629
Income taxes	6,491	17,920	(17,899)	—	6,512

Net income	$23,117	$202,321	$136,017	$(338,338)	$23,117

PREDECESSOR

For the Quarter Ended March 22, 2003

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
Revenues, net	$96,185	$432,831	$803,294	$(259,140)	$1,073,170
Cost of products sold	69,640	371,625	712,914	(259,140)	895,039

Gross margin	26,545	61,206	90,380	—	178,131
Selling, marketing and general and administrative expenses	28,887	23,285	37,169	—	89,341

Operating income (loss)	(2,342)	37,921	53,211	—	88,790
Equity in subsidiary income	73,874	5,252	—	(79,126)	—
Other income (expense), net	(165)	119	2,091	—	2,045
Interest income	1,179	119	1,402	—	2,700
Interest expense	17,831	28	1,788	—	19,647

Income before income taxes	54,715	43,383	54,916	(79,126)	73,888
Income taxes	(6,073)	16,024	3,149	—	13,100

Net income	$60,788	$27,359	$51,767	$(79,126)	$60,788

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS — (Continued)

PREDECESSOR

For the Year Ended December 28, 2002

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
Revenues, net	$439,189	$1,765,725	$3,176,619	$(989,460)	$4,392,073
Cost of products sold	307,751	1,558,113	2,820,264	(989,460)	3,696,668

Gross margin	131,438	207,612	356,355	—	695,405
Selling, marketing and general and administrative expenses	140,643	120,004	160,243	—	420,890

Operating income (loss)	(9,205)	87,608	196,112	—	274,515
Equity in subsidiary income	125,709	9,800	—	(135,509)	—
Other income (expense), net	(3,323)	1,926	5,766	—	4,369
Interest income	4,999	516	6,478	—	11,993
Interest expense	72,279	171	8,440	—	80,890

Income before income taxes and cumulative effect of a change in accounting principle	45,901	99,679	199,916	(135,509)	209,987
Income taxes	9,620	33,428	10,741	—	53,789

Income before cumulative effect of a change in accounting principle	36,281	66,251	189,175	(135,509)	156,198
Cumulative effect of a change in accounting principle	—	7,259	112,658	—	119,917

Net income	$36,281	$58,992	$76,517	$(135,509)	$36,281

PREDECESSOR

For the Year Ended December 29, 2001

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
Revenues, net	$404,863	$1,809,038	$2,873,306	$(772,386)	$4,314,821
Cost of products sold	304,361	1,584,698	2,768,185	(772,386)	3,884,858

Gross margin	100,502	224,340	105,121	—	429,963
Selling, marketing and general and administrative expenses	110,673	115,024	157,562	—	383,259

Operating income (loss)	(10,171)	109,316	(52,441)	—	46,704
Equity in subsidiary income	234,986	226,185	—	(461,171)	—
Other income (expense), net	521	8,944	1,008	—	10,473
Interest income	124	336	5,341	—	5,801
Interest expense	72,471	466	(2,229)	—	70,708

Income (loss) before income taxes and cumulative effect of a change in accounting principle	152,989	344,315	(43,863)	(461,171)	(7,730)
Income taxes	(28,413)	47,482	10,279	—	29,348

Income (loss) before cumulative effect of a change in accounting principle	181,402	296,833	(54,142)	(461,171)	(37,078)
Income from discontinued operations, net of income taxes	—	—	18,856	—	18,856
Gain on disposal of discontinued operations, net of income taxes	(30,998)	(96,870)	296,494	—	168,626

Net income	$150,404	$199,963	$261,208	$(461,171)	$150,404

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

SUCCESSOR

As of January 3, 2004

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$7,424	$(20,498)	$46,556	$—	$33,482
Receivables, net of allowances	124,773	80,178	355,298	—	560,249
Inventories	66,567	77,716	265,522	—	409,805
Prepaid expenses	9,485	12,009	33,068	—	54,562
Deferred income tax assets, net	23,677	24,265	133	—	48,075

Total current assets	231,926	173,670	700,577	—	1,106,173
Investments	1,997,222	197,009	80,891	(2,192,063)	83,059
Property, plant and equipment, net	298,332	311,327	860,220	—	1,469,879
Goodwill	18,186	89,817	340,748	—	448,751
Intangible assets, net	715,784	4,904	16,987	—	737,675
Other assets, net	50,798	6,265	85,284	—	142,347

Total assets	$3,312,248	$782,992	$2,084,707	$(2,192,063)	$3,987,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,876	$58,288	$203,533	$—	$265,697
Accrued liabilities	125,375	212,803	175,367	—	513,545
Current portion of long-term debt	(335)	638	45,324	—	45,627
Notes payable	—	888	1,060	—	1,948

Total current liabilities	128,916	272,617	425,284	—	826,817
Intercompany payables (receivables)	605,902	(36,122)	(569,780)	—	—
Long-term debt	1,448,338	1,494	353,693	—	1,803,525
Deferred income tax liabilities, net	362,596	53,250	35,585	—	451,431
Other long-term liabilities	310,068	33,538	79,318	—	422,924
Minority interests	—	4,494	22,265	—	26,759
Total shareholders’ equity	456,428	453,721	1,738,342	(2,192,063)	456,428

Total liabilities and shareholders’ equity	$3,312,248	$782,992	$2,084,707	$(2,192,063)	$3,987,884

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET — (Continued)

PREDECESSOR

As of December 28, 2002

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$395,106	$(2,857)	$254,718	$—	$646,967
Receivables, net of allowances	97,088	135,985	330,260	(57,906)	505,427
Inventories	63,763	84,099	289,248	—	437,110
Prepaid expenses	2,532	10,702	29,233	—	42,467
Deferred income tax assets, net	14,048	22,794	—	—	36,842

Total current assets	572,537	250,723	903,459	(57,906)	1,668,813
Investments	2,673,449	502,016	76,534	(3,171,060)	80,939
Property, plant and equipment, net	48,617	274,836	703,112	—	1,026,565
Goodwill	28	1,127	130,925	—	132,080
Other assets, net	57,868	2,183	66,014	2,390	128,455

Total assets	$3,352,499	$1,030,885	$1,880,044	$(3,226,576)	$3,036,852

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,582	$104,531	$190,329	$(38,981)	$262,461
Accrued liabilities	93,690	175,367	179,426	—	448,483
Current portion of long-term debt	209,252	—	21,561	—	230,813
Notes payable	—	678	10,923	—	11,601

Total current liabilities	309,524	280,576	402,239	(38,981)	953,358
Intercompany payables (receivables)	1,140,247	(966,127)	(174,120)	—	—
Long-term debt	852,791	1,693	27,996	—	882,480
Deferred income tax liabilities, net	—	16,441	2,553	(16,535)	2,459
Other long-term liabilities	304,826	44,507	74,821	—	424,154
Minority interests	—	6,720	22,570	—	29,290
Total shareholders’ equity	745,111	1,647,075	1,523,985	(3,171,060)	745,111

Total liabilities and shareholders’ equity	$3,352,499	$1,030,885	$1,880,044	$(3,226,576)	$3,036,852

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SUCCESSOR

For the Three Quarters Ended January 3, 2004

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$32,919	$(3,675)	$307,867	$—	$337,111

INVESTING ACTIVITIES
Proceeds from sales of assets	43,425	3,186	4,776	—	51,387
Proceeds from sales of businesses, net of cash disposed	—	—	7,837	—	7,837
Investments and acquisitions	(1,032)	(1,293)	(10,182)	—	(12,507)
Capital additions	(4,404)	(18,043)	(79,524)	—	(101,971)
Repurchase of common stock and settlement of stock options in going-private merger transaction	(943,070)	—	(525,000)	—	(1,468,070)
Transaction costs paid in going-private merger transaction	(69,597)	—	—	—	(69,597)

Cash flow provided by (used in) investing activities	(974,678)	(16,150)	(602,093)	—	(1,592,921)

FINANCING ACTIVITIES
Short-term debt borrowings	—	1,028	—	—	1,028
Short-term debt repayments	—	(875)	(11,336)	—	(12,211)
Long-term debt borrowings, net of debt issuance costs	1,207,275	1,266	921,747	—	2,130,288
Long-term debt repayments	(914,683)	(700)	(680,035)	—	(1,595,418)
Dividends paid to minority shareholders	—	(755)	(4,796)	—	(5,551)
Capital contribution by DHM Holding Company, Inc.	125,000	—	—	—	125,000

Cash flow provided by (used in) financing activities	417,592	(36)	225,580	—	643,136

Effect of foreign exchange rate changes on cash	—	—	5,156	—	5,156

Increase (decrease) in cash and cash equivalents	(524,167)	(19,861)	(63,490)	—	(607,518)
Cash and cash equivalents at beginning of period	531,591	(637)	110,046	—	641,000

Cash and cash equivalents at end of period	$7,424	$(20,498)	$46,556	$—	$33,482

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — (Continued)

PREDECESSOR

For the Quarter Ended March 22, 2003

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$146,297	$2,259	$(146,743)	$—	$1,813

INVESTING ACTIVITIES
Proceeds from sales of assets	834	33	876	—	1,743
Capital additions	(621)	—	(3,614)	—	(4,235)

Cash flow provided by (used in) investing activities	213	33	(2,738)	—	(2,492)

FINANCING ACTIVITIES
Short-term debt borrowings	—	1,786	6,150	—	7,936
Short-term debt repayments	(4,353)	(1,730)	(751)	—	(6,834)
Long-term debt borrowings	—	15	5,019	—	5,034
Long-term debt repayments	—	(143)	(6,634)	—	(6,777)
Proceeds from issuance of common stock	2,768	—	—	—	2,768
Dividends paid to common shareholders	(8,440)	—	—	—	(8,440)

Cash flow provided by (used in) financing activities	(10,025)	(72)	3,784	—	(6,313)

Effect of foreign exchange rate changes on cash	—	—	1,025	—	1,025

Increase (decrease) in cash and cash equivalents	136,485	2,220	(144,672)	—	(5,967)
Cash and cash equivalents at beginning of period	395,106	(2,857)	254,718	—	646,967

Cash and cash equivalents at end of period	$531,591	$(637)	$110,046	$—	$641,000

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — (Continued)

PREDECESSOR

For the Year Ended December 28, 2002

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$43,427	$24,703	$159,038	$—	$227,168

INVESTING ACTIVITIES
Proceeds from sales of assets	1,546	23,197	11,102	—	35,845
Proceeds from sales of businesses, net of cash disposed	—	—	23,724	—	23,724
Capital additions	(4,572)	(45,670)	(183,431)	—	(233,673)
Investments and acquisitions	—	—	3,728	—	3,728

Cash flow provided by (used in) investing activities	(3,026)	(22,473)	(144,877)	—	(170,376)

FINANCING ACTIVITIES
Short-term debt borrowings	2,123	1,746	19,236	—	23,105
Short-term debt repayments	—	(1,584)	(31,056)	—	(32,640)
Long-term debt borrowings	397,988	764	2,627	—	401,379
Long-term debt repayments	(110,244)	(929)	(18,240)	—	(129,413)
Dividends paid to common shareholders	(33,636)	—	—	—	(33,636)
Dividends paid to minority shareholders	—	(428)	(8,951)	—	(9,379)
Proceeds from issuance of common stock	5,192	—	—	—	5,192

Cash flow provided by (used in) financing activities	261,423	(431)	(36,384)	—	224,608

Effect of foreign exchange rate changes on cash	—	—	4,241	—	4,241

Increase (decrease) in cash and cash equivalents	301,824	1,799	(17,982)	—	285,641
Cash and cash equivalents at beginning of period	93,282	(4,656)	272,700	—	361,326

Cash and cash equivalents at end of period	$395,106	$(2,857)	$254,718	$—	$646,967

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — (Continued)

PREDECESSOR

For the Year Ended December 29, 2001

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities of continuing operations	$443,103	$21,763	$(221,352)	$—	$243,514
Cash flow provided by (used in) operating activities of discontinued operations	—	—	23,946	—	23,946

Cash flow provided by (used in) operating activities	$443,103	$21,763	$(197,406)	$—	$267,460

INVESTING ACTIVITIES
Proceeds from available-for-sale securities	—	34,411	—	—	34,411
Proceeds from sales of assets	6,001	17,610	11,515	—	35,126
Investments and acquisitions	(2,000)	(26,238)	(18)	—	(28,256)
Capital additions	(688)	(49,537)	(69,527)	—	(119,752)
Proceeds from disposal of discontinued operations, net of cash disposed	—	—	536,951	—	536,951

Cash flow provided by (used in) investing activities of continuing operations	3,313	(23,754)	478,921	—	458,480
Cash flow provided by (used in) investing activities of discontinued operations	—	—	(11,052)	—	(11,052)

Cash flow provided by (used in) provided by investing activities	3,313	(23,754)	467,869	—	447,428

FINANCING ACTIVITIES
Short-term debt borrowings	—	—	10,845	—	10,845
Short-term debt repayments	—	(1,324)	(18,008)	—	(19,332)
Long-term debt borrowings	—	—	3,549	—	3,549
Long-term debt repayments	(332,666)	(1,528)	(11,563)	—	(345,757)
Dividends paid to common shareholders	(22,341)	—	—	—	(22,341)
Dividends paid to minority shareholders	—	—	(132)	—	(132)
Proceeds from issuance of common stock	332	—	—	—	332

Cash flow provided by (used in) financing activities of continuing operations	(354,675)	(2,852)	(15,309)	—	(372,836)
Cash flow provided by (used in) financing activities of discontinued operations	—	—	(4,847)	—	(4,847)

Cash flow provided by (used in) financing activities	(354,675)	(2,852)	(20,156)	—	(377,683)

Effect of foreign exchange rate changes on cash	—	—	(1,030)	—	(1,030)

Increase (decrease) in cash and cash equivalents	91,741	(4,843)	249,277	—	336,175
Cash and cash equivalents at beginning of period	1,541	187	23,423	—	25,151

Cash and cash equivalents at end of period	$93,282	$(4,656)	$272,700	$—	$361,326

II.	Supplementary Data

Quarterly Financial Information (Unaudited)

      The following table presents summarized quarterly results (in thousands):

	Quarter Ended

	March 22, 2003	June 14, 2003	October 4, 2003	January 3, 2004
2003	Predecessor	Successor	Successor	Successor

Revenues, net	$1,073,170	$1,216,822	$1,357,861	$1,125,288
Gross margin	178,131	168,062	181,562	131,492
Net income (loss)	60,788	17,901	7,530	(2,314)

	Quarter Ended				Year Ended

	March 23, 2002	June 15, 2002	October 5, 2002	December 28, 2002	December 28, 2002
2002	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor

Revenues, net	$1,059,415	$1,118,185	$1,254,494	$959,979	$4,392,073
Gross margin	178,423	194,813	179,124	143,045	695,405
Income before cumulative effect of a change in accounting principle	56,279	66,848	14,650	18,421	156,198
Cumulative effect of a change in accounting principle	(119,917)	—	—	—	(119,917)
Net income (loss)	(63,638)	66,848	14,650	18,421	36,281

      As a result of the going-private merger transaction, the Company’s Consolidated Financial Statements present the results of operations, financial position and cash flows prior to the date of the merger transaction as the “Predecessor.” The merger transaction and the Company’s results of operations, financial position and cash flows thereafter are presented as the “Successor.” Predecessor results have not been aggregated with those of the Successor in accordance with accounting principles generally accepted in the U.S. and accordingly the Company’s Consolidated Financial Statements do not show results of operations for year ended January 3, 2004.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

      An evaluation was carried out as of January 3, 2004 under the supervision and with the participation of Dole’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act (Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Dole’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported by management of Dole on a timely basis in order to comply with Dole’s disclosure obligations under the Act.

Changes in Internal Controls Over Financial Reporting

      There were no significant changes in Dole’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, Dole’s internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Below is a list of the names and ages of all directors and executive officers of Dole as of March 15, 2004, indicating their positions with Dole and their principal occupations during the past five years. The current terms of the executive officers will expire at the next organizational meeting of Dole’s Board or Directors or at such time as their successors are elected.

      David H. Murdock, Chairman of the Board, President and Chief Executive Officer. Mr. Murdock, 80, became Dole’s Chairman of the Board, President and Chief Executive Officer in February 2004. He joined Dole as Chairman of the Board and Chief Executive Officer in July 1985. He has been Chairman of the Board, Chief Executive Officer and Director of Castle & Cooke, Inc., a Hawaii corporation, since October 1995 (Mr. Murdock has beneficially owned all of the capital stock of Castle & Cooke, Inc. since September 2000). Since June 1982, he has been Chairman of the Board and Chief Executive Officer of Flexi-Van Leasing, Inc., a Delaware corporation wholly owned by Mr. Murdock. Mr. Murdock also is the sole owner and developer of the Sherwood Country Club in Ventura County, California, and numerous other real estate developments. Mr. Murdock also is the sole stockholder of numerous corporations engaged in a variety of business ventures and in the manufacture of industrial and building products. Mr. Murdock is Chairman of the Executive Committee and of the Corporate Compensation and Benefits Committee of Dole’s Board of Directors.

      C. Michael Carter, Senior Vice President, General Counsel and Corporate Secretary, and Director. Mr. Carter, 60, became Dole’s Senior Vice President, General Counsel and Corporate Secretary in July 2003 and became a director of Dole in April 2003. Mr. Carter joined Dole in October 2000 as Vice President, General Counsel and Corporate Secretary. Prior to his employment by Dole, Mr. Carter had served as Executive Vice President, General Counsel and Corporate Secretary of Pinkerton’s Inc. Prior to Pinkerton’s, Inc., Mr. Carter held positions at Concurrent Computer Corporation, Nabisco Group Holdings, The Singer Company and the law firm of Winthrop, Stimson, Putnam and Roberts.

      Andrew J. Conrad, Ph.D., Director. Dr. Conrad, 40, became a director in July 2003. Dr. Conrad was a co-founder of the National Genetics Institute and has been its chief scientific officer since 1992. The National Genetics Institute is now a subsidiary of Laboratory Corporation of America.

      Richard J. Dahl, Senior Vice President and Chief Financial Officer, and Director. Mr. Dahl, 52, became Dole’s Senior Vice President and Chief Financial Officer in July 2003 and became a director of Dole in April 2003. Mr. Dahl joined Dole as Vice President and Chief Financial Officer in June 2002, after serving as President and Chief Operating Officer of Pacific Century Financial Corporation and Bank of Hawaii. Prior to Pacific Century, Mr. Dahl held various positions at Ernst & Young. Mr. Dahl is also a director of IHOP, Inc. Mr. Dahl is Chairman of the Finance Committee of Dole’s Board of Directors.

      David A. DeLorenzo, Director. Mr. DeLorenzo, 57, joined Dole in 1970. He was President of Dole Fresh Fruit Company from September 1986 to June 1992, President of Dole Food Company from July 1990 to March 1996, President of Dole Food Company-International from September 1993 to March 1996, President and Chief Operating Officer of Dole from March 1996 to February 2001, and Vice Chairman of Dole from February 2001 through December 2001, at which time Mr. DeLorenzo became a consultant for Dole under contract for the period from January 2002 through January 2007. He has been a director of Dole for more than five years.

      Richard M. Ferry, Director. Mr. Ferry, 66, rejoined Dole’s Board of Directors in July 2003. Mr. Ferry was serving as a director of Dole at the time of the March 28, 2003 going-private merger transaction; Mr. Ferry had, at that time, been a director of Dole for more than five years. Mr. Ferry is Founder Chairman of Korn/ Ferry International, an international executive search firm. From May 1977 through July 2001, Mr. Ferry served as Chairman of the Board of Korn/ Ferry. Mr. Ferry also serves on the Board of Directors of Avery Dennison Corporation, Pacific Life Insurance Company and Mrs. Fields’ Famous Brands, Inc., as well as a number of privately held and not-for-profit corporations. Mr. Ferry is the Chairman of the Audit Committee of Dole’s Board of Directors.

      Scott A. Griswold, Vice President, Acquisitions and Investments, and Director. Mr. Griswold, 50, became Dole’s Vice President, Acquisitions and Investments in July 2003 and became a director of Dole in April 2003. Mr. Griswold has been Executive Vice President of Finance of Castle & Cooke, Inc., which is wholly owed by David H. Murdock, since 2000, and previously, from 1993, Vice President and Chief Financial Officer of Pacific Holding Company, a sole proprietorship of David H. Murdock. Since 1987, he has served as an officer and/or director of various other companies held by Mr. Murdock.

      David H. Murdock, Jr., Director. Mr. Murdock, 35, became a director of Dole in April 2003. Mr. Murdock has been Vice President of Development of Castle & Cooke, Inc., which is wholly owned by David H. Murdock, since 2001, and CEO & President of JEDCO, a builder of high-end custom homes in the Los Angeles, California area since 1987.

      Justin M. Murdock, Director. Mr. Murdock, 31, became a director of Dole in April 2003. Mr. Murdock has been Vice President of Investments of Castle & Cooke, Inc., which is wholly owned by David H. Murdock, since 2001, and previously, from 1999, Vice President of Mergers and Acquisitions of Pacific Holding Company, a sole proprietorship of David H. Murdock.

      Edward C. Roohan, Director. Mr. Roohan, 40, became a director of Dole in April 2003. Mr. Roohan has been President and Chief Operating Officer of Castle & Cooke, Inc., which is wholly owed by David H. Murdock, since December 2000. He was Vice President and Chief Financial Officer of Castle & Cooke, Inc. from April 1996 to December 2000. He has served as an officer and/or director of various companies held by Mr. Murdock for more than five years.

      Roberta Wieman, Director. Ms. Wieman, 58, joined Dole in 1991 as Executive Assistant to the Chairman of the Board and Chief Executive Officer. She became a Vice President of Dole in 1995 and a director in April 2003. Ms. Wieman has been Executive Vice President of Castle & Cooke, Inc. since August 2001; Vice President and Corporate Secretary of Castle & Cooke, Inc. from April 1996 to August 2001; Corporate Secretary of Castle & Cooke, Inc. from April 1996; and a Director of Flexi-Van Leasing, Inc., which is wholly owned by Mr. Murdock, since August 1996, and Assistant Secretary thereof for more then five years.

      All directors serve a term from the date of their election until the next annual meeting.

      David H. Murdock, Jr. and Justin M. Murdock are sons of David H. Murdock. Otherwise, there is no family relationship between any other officer or director of Dole.

      Dole’s Board of Directors has determined that Dole has at least one audit committee financial expert serving on its Audit Committee, Richard M. Ferry, who is independent. The other members of the Audit Committee are Scott A. Griswold, David A. DeLorenzo, David H. Murdock, Jr. and Edward C. Roohan.

      During fiscal year 2003, Mr. Ferry and former directors Mike Curb and Lawrence Johnson each filed one Form 4 after its due date. In each case, the Form 4 reported the grant of approximately 34.5 shares to the director on account of his participation in one meeting of the then-existing Special Committee of Dole’s Board of Directors.

      Dole has adopted a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer. A copy of the code of ethics, which we call our Code of Conduct, and which applies to all employees of Dole, is available on the Dole’s web site at www.dole.com. We intend to post on our web site any amendments to, or waivers (with respect to our principal executive officer, principal financial officer and principal accounting officer) from, this code of ethics within four business days of any such amendment or waiver.

Item 11.	Executive Compensation

REMUNERATION OF DIRECTORS

      Directors who are not employees of Dole are compensated for their services as follows:

•	An annual retainer fee of $38,000, payable in equal quarterly installments.

•	A fee of $2,000 for each meeting of the Board of Directors attended, and a fee of $1,000 for each telephonic meeting of the Board of Directors in which the director participates.

•	A fee of $1,000 for each committee meeting attended, a fee of $1,000 for each telephonic committee meeting in which the director participates and a fee of $4,000 per year for service as chairman of a committee.

      The reasonable expenses incurred by each director in connection with his duties as a director are also reimbursed by Dole. A Board member who is also an employee of Dole does not receive compensation for service as a director.

      In connection with Mr. DeLorenzo’s December 29, 2001 retirement as an employee of Dole, Mr. DeLorenzo, among other things, entered into a contract with Dole under which he became a consultant to Dole. Mr. DeLorenzo’s consulting agreement with Dole is Exhibit 10.6 to this Form 10-K.

COMPENSATION OF EXECUTIVE OFFICERS

      Except as noted, the following table sets forth for Dole’s fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001, in prescribed format, the compensation for services in all capacities to Dole and its subsidiaries of those persons who were the Chief Executive Officer and the other four most highly compensated persons who were “executive officers” of Dole Food Company, Inc. at January 3, 2004 (the “Named Executive Officers”).

Summary Compensation Table

					Long-Term Compensation

		Annual Compensation			Awards

				Other	Securities
Name and				Annual	Underlying	LTIP	All Other
Principal Position	Year	Salary($)(1)	Bonus($)(2)	Comp.($)(3)	Options(#)	Payouts(4)	Comp.(5)

David H. Murdock(6)	2003	$968,269	$1,368,000	$—	—	$2,051,854	$3,283,712
Chairman, President &	2002	$849,423	$1,275,000	$—	125,000	$466,079	$87,471
Chief Executive Officer	2001	$800,000	$900,000	$—	100,000	$98,431	$196,862
Dole Food Company, Inc.
Lawrence A. Kern(7)(8)(9)	2003	$866,346	$994,500	$197,433	—	$1,681,394	$4,531,071
President & Chief	2002	$748,846	$765,000	$197,433	75,000	$369,305	$797,200
Operating Officer	2001	$583,846	$585,000	$—	50,000	$64,872	$134,843
Dole Food Company, Inc.
C. Michael Carter	2003	$509,615	$468,000	$—	—	$310,549	$2,078,280
Senior Vice President,	2002	$430,885	$337,500	$—	25,000	$—	$78,747
General Counsel &	2001	$380,000	$285,000	$—	25,000	$—	$5,100
Corporate Secretary Dole Food Company, Inc.
Richard J. Dahl(10)	2003	$509,615	$468,000	$—	—	$42,958	$596,599
Senior Vice President &	2002	$255,769	$187,500	$—	50,000	$—	$28,135
Chief Financial Officer Dole Food Company, Inc.
George R. Horne(11)	2003	$201,539	$—	$—	—	$1,106,741	$1,105,507
Vice President,	2002	$373,232	$281,250	$—	25,000	$96,444	$234,652
Administration &	2001	$320,508	$262,500	$—	20,000	$22,635	$40,549
Support Operations Dole Food Company, Inc.

(1)	2003 salaries reflect that Dole’s 2003 fiscal year contained 53 weeks. Dole’s 2002 and 2001 fiscal years contained 52 weeks.

(2)	Bonus amounts shown reflect cash payments made in 2004 with respect to performance for 2003. The 2003 executive incentive plan was structured to provide two payments: an initial payout of 65% of the total bonus award, which was paid in January 2004 for 2003 performance; and a deferred payout of 35% of the total award to foster executive retention, payable in January 2006. The amounts in the table reflect the initial payouts for Mr. Kern, Mr. Carter and Mr. Dahl. The amount for Mr. Murdock reflects a 100% payout of his total bonus award, since he is the beneficial owner of all of Dole’s common stock. Mr. Horne was not paid a bonus since his employment with Dole terminated prior to the January 2004 payouts under the plan. To be eligible to receive the deferred payout, the executive’s employment with Dole must continue through the January 2006 payment date, except where such employment terminates due to the executive’s retirement or to the involuntary termination of the executive’s employment by Dole for other than cause.

(3)	Does not include perquisites that total the lesser of $50,000 or 10% of the reported annual salary and bonus for any year.

(4)	These amounts represent sums earned and payable under the terms of Dole’s 1998 Combined Annual and Long-Term Incentive Plan for Executive Officers (the “1998 Plan”) through fiscal 2003. Awards for the cycle ending in 2002 were paid in cash and are included in the column “LTIP Payouts” in this table. As a result of the going-private merger transaction, the 1998 Plan was terminated on March 28, 2003 and the cash awards payable for the long-term incentive cycles remaining under the 1998 Plan were determined as of that date and approved for payment in three equal installments: the first installment was paid in April 2003; the second installment was paid in January 2004; and the third installment will be paid on or before January 30, 2005. Participants under the 1998 Plan are not entitled to receive the installment payment if they are not a Dole employee on the day before the completion of the going-private merger transaction (March 28, 2003) and on the applicable payment dates as a result of their prior termination by Dole for cause or their prior voluntary resignation. The amount of the first installment is included in the column “LTIP Payouts” in this table. For Mr. Murdock, Mr. Carter and Mr. Dahl, the amounts of the second and third installments are included in the column “All Other Compensation” in this table. See Note 7 for Mr. Kern and Note 11 for Mr. Horne.

(5)	The amounts shown in this column include the following: (1) the stock-option cash-out payments in connection with the going-private merger transaction for Mr. Murdock $0, Mr. Kern $3,037,536, Mr. Carter $1,110,000, Mr. Dahl $180,000 and Mr. Horne $1,072,434; (2) Dole’s contributions (in the form of Company (i) match paid during the year and (ii) profit sharing earned during the year) to the 401(k) and Excess Savings Plans of Dole Food Company, Inc. (see “Pension Plans”) on behalf of Mr. Murdock $112,163, Mr. Kern $179,448, Mr. Carter $93,183, Mr. Dahl $76,683 and Mr. Horne $33,073; (3) (A) the installments paid in January 2004 under the 1998 Plan for Mr. Murdock $1,585,775, Mr. Kern $1,312,088, Mr. Carter $310,549, Mr. Dahl $42,958 and Mr. Horne $0, and (B) the installments payable in January 2005 under the 1998 Plan for Mr. Murdock $1,585,775, Mr. Kern $0, Mr. Carter $310,549, Mr. Dahl $42,958 and Mr. Horne $0; and (4) the deferred payout of 35% under the 2003 executive incentive plan payable in January 2006 (as described in Note 2) for Mr. Murdock $0, Mr. Kern $0, Mr. Carter $252,000, Mr. Dahl $252,000 and Mr. Horne $0. See Note 7 for Mr. Kern and Note 11 for Mr. Horne.

(6)	Mr. Murdock also holds positions with certain business entities he owns that are not controlled directly or indirectly by Dole, which other entities pay compensation and may provide fringe benefits to Mr. Murdock for his services.

(7)	Mr. Kern was elected President and Chief Operating Officer of Dole Food Company, Inc. in February 2001. Prior to that date, Mr. Kern was President of Dole Worldwide Fresh Vegetables, Packaged Salads and Non-Tropical Fresh Fruit. Mr. Kern retired from Dole in February 2004. Upon his retirement, Mr. Kern entered into an agreement with Dole pursuant to which Mr. Kern agreed to provide certain consulting services to Dole and to be subject to certain restrictions for a one-year period commencing February 4, 2004, and to repay the balance then due on the loan described in Note 8; and, subject to certain condition, Dole agreed to pay Mr. Kern $109,341 per month during such one-year period. In addition, pursuant to such agreement, Mr. Kern received the lump sum of his 35% deferred payout of $535,500.

(8)	In connection with Mr. Kern’s election as President and Chief Operating Officer of Dole and his relocation to Southern California, Dole agreed to make Mr. Kern a $500,000 secured, interest-free loan (repayable in five annual installments) to assist him in the purchase of a home.

(9)	In 2001, in connection with his promotion and transfer to Southern California, Dole agreed to pay Mr. Kern annual compensation in addition to this base salary in an after-tax amount of $100,000 for five years commencing in 2002 (or the balance paid in a lump sum upon Mr. Kern’s involuntary termination of employment by Dole without cause).

(10)	Mr. Dahl joined Dole in June 2002, at which time he received an initial grant of 50,000 options.

(11)	When his employment with Dole terminated in June 2003, Mr. Horne was paid $673,531 as a lump sum payment for the remaining second and third installments payable to him under the 1998 Plan, and $610,000 in consideration for consulting services and certain restrictions.

EMPLOYMENT, SEVERANCE AND CHANGE OF CONTROL ARRANGEMENTS

      On March 22, 2001, the Board of Directors approved amendments to Dole’s incentive and retirement plans. These amendments, among other things, put in place a uniform definition of Change of Control, and revised arbitration provisions so as to provide that an employee may only be awarded attorneys fees if the employee is the prevailing party (under the pre-amendment provisions, an employee was entitled to recover his or her attorneys fees so long as the arbitrator determined that the employee’s claim was made in good faith, even if the employee was not the prevailing party in the arbitration). The amendments were set forth in Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000. The definitions are summarized below under “Employment, Severance and Change of Control Arrangements — Change of Control Agreements — Definitions.”

Change of Control Agreements

      In line with the practice at numerous public companies, Dole recognizes that the possibility of a change of control of Dole may result in the departure or distraction of management to the detriment of Dole. On March 22, 2001, Dole put in place a program to offer Change of Control Agreements to each of the executive officers of Dole and certain other officers and employees of Dole (each person accepting a Change of Control Agreement is an “Employee”). Dole has no reason to believe that any officer or employee will refuse to accept a Change of Control Agreement. The following summarizes the material provisions of the Change of Control Agreements. At the time the program was put in place, Dole was advised by its executive compensation consultants that the benefits provided under the Change of Control Agreements were within the range of customary practices of other public companies. In addition, the Compensation Committee retained its own legal counsel to advise it in its deliberations with respect to the Change of Control Agreements.

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

Options/ SAR Grants in the Last Fiscal Year

      In anticipation of the March 28, 2003 going-private merger transaction there were no options/ SAR grants in 2003.

Aggregated Option/ SAR Exercise in the Last Fiscal Year, and FY-End Option/ SAR Value

			Number of	Value of
			Unexercised	Unexercised
			Options at	In-the-Money
			Year-End	Options at
			(#)(1)	FY-End($)
Shares
	Acquired on	($)Value	Exercisable/	Exercisable/
Name	Exercise(#)	Realized	Unexercisable	Unexercisable

David H. Murdock	—	$—	—/—	$ —/$—
Lawrence A. Kern(2)	5,356	$9,303	—/—	$ —/$—
C. Michael Carter	—	$—	—/—	$ —/$—
Richard J. Dahl	—	$—	—/—	$ —/$—
George R. Horne(2)	4,248	$7,441	—/—	$ —/$—

(1)	As a result of the going-private merger transaction, Dole’s outstanding shares of common stock were retired and all outstanding stock options were settled in cash, except those options held by Mr. Murdock, which were canceled without payment.

(2)	These options were set to expire on February 5, 2003 and were exercised prior thereto.

Long Term Incentive Plan Awards in the Last Fiscal Year

      There were no Long Term Incentive Plan Awards in fiscal year 2003.

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

      The credited years of service and ages as of December 31, 2002 for the named executive officers are as follows: Mr. Murdock (age 80) — 18 years; Mr. Kern (age 56) — 11 years; Mr. Carter (age 60) — 3 years; Mr. Dahl (age 52) — 1 year; and Mr. Horne (age 67) — 37 years. Assuming these individuals remain employed by Dole until age 65 (or later), their annual retirement benefits will approximate: Mr. Kern, who retired in February 2004 — $61,615, Mr. Carter — $5,748, Mr. Dahl — $0, and Mr. Horne, who retired in June 2003 — $177,153. As required by the Internal Revenue Code, Mr. Murdock, who is presently over the age of 70 1/2, is receiving his current annual retirement benefit under the pension plan of $208,604.

      Generally, the Internal Revenue Code places an annual maximum limit of $160,000 (at December 31, 2003) on the benefits available to an individual under Dole’s pension plans. Furthermore, the Internal Revenue Code places an annual maximum of $200,000 (at December 31, 2003) on compensation which may be considered in determining a participant’s benefit under qualified retirement programs. If an individual’s benefit under a plan exceeds the maximum annual benefit or the maximum compensation limit, the excess will be paid by Dole from an unfunded excess and supplemental benefit plan.

      Notwithstanding anything to the contrary set forth in any of Dole’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Form 10-K, in whole or in part, the following Compensation Committee Report shall not be incorporated by reference into any such filings or any future filings, except to the extent Dole expressly incorporates such report by reference therein. The report shall not be deemed soliciting material or otherwise deemed filed under either of such Acts.

Compensation Committee Interlocks and Insider Participation

      Since April 2003, the members of the Corporate Compensation and Benefits Committee of Dole’s Board of Directors have been David H. Murdock, Chairman, David A. DeLorenzo and Roberta Wieman. Mr. Murdock and Ms. Wieman are officers of Dole. Mr. DeLorenzo was Vice Chairman of Dole during part of 2001 and was President and Chief Operating Officer prior thereto. Mr. DeLorenzo currently is a consultant to Dole. Prior to completion of the going-private merger transaction, the members of the Corporate Compensation and Benefits Committee were Zoltan Merzsei, Chairman, Mike Curb and E. Rolland Dickson, M.D., none of whom was or had been an officer or employee of Dole or had any relationship requiring disclosure under any paragraph of Item 404 of the SEC’s Regulation S-K. There were no compensation committee interlocks to report with respect to fiscal year 2003.

CORPORATE COMPENSATION AND BENEFITS COMMITTEE REPORT

COMPENSATION PHILOSOPHY

      Dole’s compensation philosophy is to relate the compensation of Dole’s executive officers to measures of Dole performance that contribute to increased value for Dole.

GOALS

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

EXECUTIVE COMPENSATION COMPONENTS

      Dole annually evaluates the competitiveness of its executive compensation program relative to comparable companies.

      A group of industry peers (or “peer group”) is used to annually evaluate the compensation for Dole executives. The peer group was identified by the Compensation Committee’s executive compensation consulting firm through a comparability screening process that considered such variables as revenue size, product line diversity, and geographic scope of operation. The peer group is reviewed periodically and changes may be made based on the comparability screening process.

      Broader published surveys of food processing companies, as well as industry in general, are used to evaluate the competitiveness of total compensation for other Dole executives.

      Based on an analysis conducted by the Compensation Committee’s executive compensation consultant in 2003, the cash compensation opportunity for executive officers of Dole as a group, consisting of salary and annual bonus, generally is consistent with the median of Dole’s peers.

      Generally speaking, 75th percentile pay levels can only be achieved if Dole’s aggressive goals associated with its incentive compensation plans are attained. Pay levels for each executive officer, other than the CEO, largely reflect the recommendation of the CEO based on individual experience and breadth of knowledge, internal equity considerations, and other subjective factors. The compensation opportunity for the CEO for 2003 was based on deliberations of the Compensation Committee of Dole, as described below under “CEO Compensation”.

      Each component of the total executive compensation package emphasizes a different aspect of Dole’s compensation philosophy:

•	Base Salary. Base salaries for executive officers (other than the CEO whose salary is discussed below) are initially set upon hiring by management (subject to periodic review by the Compensation Committee) based on recruiting requirements (i.e., market demand), competitive pay practices, individual experience and breadth of knowledge, internal equity considerations, and other subjective factors.

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

      Target bonuses for executives, as a percentage of base salary, ranged from 25% to 125% (100% for the CEO), depending on Dole’s performance relative to financial performance targets set earlier in the year. Bonuses generally are payable only if the specified minimum level of financial performance is realized and may be increased to maximum levels only if substantially higher performance levels are attained. Bonus opportunities for each individual are determined on the basis of competitive bonus levels (as a percent of salary), degree of responsibility and other subjective factors. To provide greater flexibility, the Compensation Committee may include alternative performance goals to permit awards at lower levels in appropriate circumstances.

      Generally speaking, each individual’s maximum annual cash bonus equals 200% of his or her annual base salary. The maximum bonus is payable only if exceptional Dole and/or divisional performance levels against predetermined goals are achieved.

      In 2003, the bonus opportunity for Messrs. Murdock and Kern was based upon earnings before interest and taxes (EBIT). Because of the extent to which Dole exceeded the target EBIT performance, the Committee approved payments for Mr. Murdock and Mr. Kern of $1,368,000 and $1,530,000, respectively. For Mr. Kern, payment of 35% of that amount was delayed until January 2006. Mr. Kern retired from Dole in February 2004 and, pursuant to an agreement with Dole, received the lump sum of his 35% deferred payout of $535,500.

CEO COMPENSATION

      The Compensation Committee periodically reviews Mr. Murdock’s compensation relative to the compensation (base salary, annual and long-term incentives) of the peer group. It is the Compensation Committee’s intent to target aggregate compensation for Mr. Murdock at approximately the median of the peer group. In establishing Mr. Murdock’s compensation, the Compensation Committee considered his responsibilities with other companies and determined that Mr. Murdock devotes to Dole the time that is necessary for the effective performance of his duties.

      Under the terms of the annual incentive plan, Mr. Murdock was eligible for an annual bonus ranging from 50% to 200% of base salary, depending on Dole’s performance in 2003. Mr. Murdock’s total 2003 bonus opportunity was based on earnings before interest and taxes (EBIT). Because of the extent to which Dole exceeded the target EBIT performance, the Committee approved an award of $1,368,000 to Mr. Murdock.

      Mr. Murdock recused himself from the Committee’s voting on, and all of its discussion of, his own compensation.

THE CORPORATE COMPENSATION AND
BENEFITS COMMITTEE

David H. Murdock, Chairman
David A. DeLorenzo
Roberta Wieman

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Amount and
		Nature of	Percent
		Beneficial	of
Title of Class	Name and Address of Beneficial Owner	Ownership(1)	Class

Common Stock, $0.001 par value	David H. Murdock	1,000 shares	100%
Dole Food Company, Inc. One Dole Drive Westlake Village, CA 91362

(1)	Mr. Murdock beneficially owns these shares through one or more affiliates, and has effective sole voting and dispositive power with respect to the shares. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Mr. Murdock is Dole’s Chairman of the Board, President and Chief Executive Officer.

      Dole has no equity compensation plans. All of the outstanding shares of common stock of Dole have been pledged pursuant to Dole’s Credit Agreement and ancillary documents thereto.

Item 13.	Certain Relationships and Related Transactions

      On December 18, 2002, Dole signed a definitive merger agreement with David H. Murdock, Dole’s Chairman and Chief Executive Officer, pursuant to which Mr. Murdock would acquire the approximately 76% of Dole’s common stock that he and his affiliates did not already own for $33.50 per share in cash. On March 26, 2003, the merger was approved at a special meeting of Dole’s shareholders. The transaction was successfully completed on March 28, 2003 and Dole became wholly owned by Mr. Murdock through DHM Holding Company, Inc., a Delaware corporation (“HoldCo”). As a result of the transaction, Dole’s outstanding shares of common stock were retired and all outstanding stock options were settled in cash, except those options held by Mr. Murdock, which were cancelled without payment.

      The purchase price of all of the outstanding common stock of Dole not already owned by Mr. Murdock, plus transaction costs, was approximately $1.55 billion. The funds necessary to purchase these shares of Dole consisted of a $125 million capital contribution by HoldCo, funds borrowed under $1.125 billion of new senior secured credit facilities (consisting of $825 million of term loan facilities and $300 million of revolving credit facilities) and the issuance of $475 million principal amount of 8.875% Senior Notes due 2011 (the “2011 Notes”). The 2011 Notes were offered within the United States only to qualified institutional investors pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”) and to persons outside the United States in compliance with Regulation S under the Securities Act. The Credit Agreement with respect to the new senior secured credit facilities and the Indenture with respect to the 2011 Notes contain significant restrictions and covenants affecting, among other things, the operations and finances of Dole and its subsidiaries.

      In addition, on March 28, 2003, Dole repaid its 7% Senior Notes due 2003 and called for redemption its 6.375% Senior Notes due 2005 with outstanding balances of approximately $209.8 million and $300 million, respectively, at March 22, 2003. Dole’s 7.25% Senior Notes due 2009 and 7.875% Debentures due 2013 remain outstanding; however, the terms of both the Senior Notes due 2009 and Debentures due 2013 were modified to provide for substantially the same interest rates, covenants and guarantees from certain of Dole’s subsidiaries as are provided for by the 2011 Notes. The modifications provide for interest at 8.625% on the Senior Notes due 2009 and 8.75% on the Debentures due 2013.

      In connection with the transaction, Dole sold its interest in an aircraft jointly owned with an affiliate of Mr. Murdock under an operating sale-leaseback agreement for approximately $28.9 million, which approximated its book value. Dole also purchased shipping containers for approximately $76.5 million that were previously leased under separate capital and operating lease agreements and modified the provisions of its corporate headquarters financing facility to provide for substantially the same interest rate as the new senior secured credit facilities.

      Mr. Murdock owns Castle & Cooke, Inc. (“Castle”) as well as a transportation equipment leasing company, a private dining club and a private country club, which supply products and provide services to numerous customers and patrons. During the three quarters ended January 3, 2004, quarter ended March 22, 2003 and years ended December 28, 2002 and December 29, 2001, Dole paid Mr. Murdock’s companies an aggregate of approximately $3.8 million, $1.2 million, $4 million and $3 million, respectively, primarily for the rental of truck chassis, generator sets and warehousing services. Castle purchased approximately $0.3 million, $0.1 million, $0.4 million and $0.2 million of products from Dole during the three quarters ended January 3, 2004, quarter ended March 22, 2003 and years ended December 28, 2002 and December 29, 2001, respectively.

      In October 2001, Dole and Castle entered into an agreement to replace an aircraft held 50% by each party. The ownership percentage in the new aircraft was 68% by Dole and 32% by Castle. In March 2003, in connection with the privatization, the aircraft was sold and leased back under a sale-leaseback arrangement. Dole and Castle are responsible for 68% and 32%, respectively, of all obligations under this sale-leaseback arrangement. Dole and Castle have agreed that each party would be responsible for the direct costs associated with its use of this aircraft, and that all other indirect costs would be shared in proportion to each party’s lease obligation percentage. During the three quarters ended January 3, 2004, quarter ended March 22, 2003 and years ended December 28, 2002 and December 29, 2001, Dole’s proportionate share of the direct and indirect costs for these aircraft was $1.5 million, $0.5 million, $0.9 million and $1.3 million, respectively.

      Dole and Castle operate their risk management department on a joint basis. This arrangement enables Dole and Castle to leverage their buying power to optimize their position in the insurance market and take advantage of the market relationships that both companies developed over the years. In addition, the integration of the risk management services creates one risk management philosophy and goal: to create a seamless and effective risk management program for all of Mr. Murdock’s companies. The primary responsibilities include risk identification and mitigation activities, including design, development and procurement of insurance and other risk transfer/finance programs. Dole and Castle share the costs of the personnel and related expenses on a 50-50 basis. Dole’s share of the risk management department’s costs for 2003 was approximately $0.1 million.

      Mr. Murdock is a director and executive officer of Dole and also serves as a director and executive officer of privately held entities that he owns or controls. Mr. Scott Griswold and Ms. Roberta Wieman are directors and officers of Dole and also serve as directors and officers of privately held entities controlled by Mr. Murdock. Mr. Edward C. Roohan is a director of Dole and a director and executive officer of Castle. Any compensation paid by those companies is within the discretion of their respective boards of directors.

      See Item 11, Executive Compensation, Summary Compensation Table, Note (8) for a description of a loan made by Dole to Mr. Kern in 2001 in connection with Mr. Kern’s election as President and Chief Operating Officer of Dole and his relocation to Southern California. The largest amount outstanding on such loan during fiscal year 2003 was $333,334.

Item 14.	Principal Accountant Fees and Services

Principal Accountant Fees and Services

      The following table summarizes the aggregate fees billed to Dole Food Company, Inc. (the “Company”) by its independent auditor Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”):

	Fiscal Year Ended

	January 3,	December 28,
	2004	2002

	(In thousands)
Audit Fees(a)	$5,292	$2,460
Audit-Related Fees(b)	631	469

Total Audit and Audit Related Fees	5,923	2,929

Tax Fees(c)	430	297
All Other Fees(d)	—	442

Total	$6,353	$3,668

(a)	Audit fees include $2,502,000 and $2,460,000 for services related to the audit of the annual consolidated financial statements and reviews of the quarterly condensed consolidated financial statements for 2003 and 2002, respectively. Audit fees for 2003 also include $1,650,000 for audits of the Company’s 2001 and 2000 consolidated financial statements performed and billed in 2003 and $1,140,000 for services related to the going private and merger transactions such as financial reporting and accounting consultation directly impacting the 2003 financial statements, comfort letters, consents and other required procedures associated with filings on Form S-4 with the Securities and Exchange Commission.

(b)	Audit-related fees for 2003 include $180,000 for Section 404 advisory services, $160,000 for employee benefit plan audits with the remainder related to various agreed-upon procedures and compliance reports. Audit related fees for 2002 include $145,000 for employee benefit plan audits, $200,000 for due diligence services with the remainder related to certain agreed upon procedures and internal control related work.

(c)	Fees for tax services billed in 2003 and 2002 consisted of $93,000 and $142,000, respectively, for tax compliance and $337,000 and $155,000, respectively, for tax planning and advice.

(d)	There were no other services billed to the Company in 2003. Amounts billed to the Company for other services in 2002 consisted principally of project management assistance with the implementation of processes and software to provide enhanced customer and vendor information.

Fiscal Year Ended

	January 3, 2004	December 28, 2002

Ratio of Tax Planning and Advice Fees and All Other Fees to Audit Fees, Audit-Related Fees and Tax Compliance Fees	0.1:1	0.2:1

      In considering the nature of the services provided by the independent auditor, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent auditor and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the Securities and Exchange Commission to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Pre-Approval Policy

      The services performed by the independent auditor in 2003 were pre-approved in accordance with the pre-approval procedures adopted by the Audit Committee at its December 12, 2002 meeting. All requests for audit, audit-related, tax, and other services must be submitted to the Audit Committee for specific pre-approval and cannot commence until such pre-approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairman of the Audit Committee; such grants of specific pre-approval are subject to ratification by the full Audit Committee at its next meeting. Additionally, the Audit Committee requires an estimate of the fees for each service to be approved.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.	Financial Statements: The following consolidated financial statements are included herein in Item 8 above.

Form 10-K
Page

Audited Financial Statements for the Three Quarters Ended January 3, 2004 (Successor), Quarter Ended March 22, 2003 (Predecessor) and Years Ended December 28, 2002 (Predecessor) and December 29, 2001 (Predecessor)	45

           2.     Financial Statement Schedule

Valuation and Qualifying Accounts	120

           3.     Exhibits:

Exhibit
Number	Title

3.1(a)	Amended and Restated Certificate of Incorporation of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.1 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, File No. 1-4455).
3.1(b)†	Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of January 12, 1988. Articles of Amendment to the Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke Arizona, Inc. Articles of Amendment to the Articles of Incorporation of Castle & Cooke Arizona, Inc., dated as of December 21, 1995, changed the company’s name to Calazo Corporation.
3.1(c)†	Articles of Incorporation of AG 1970, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1970, Inc., dated as of December 13, 1989.
3.1(d)†	Articles of Incorporation of AG 1971, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1971, Inc., dated as of December 13, 1989.
3.1(e)†	Articles of Incorporation of AG 1972, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1972, Inc., dated as of December 13, 1989.
3.1(f)†	Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of February 10, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of March 18, 1996, changed the company’s name to Alyssum Corporation.
3.1(g)†	Articles of Incorporation of Barclay Hollander Curci, Inc., dated as of February 28, 1969. Certificate of Amendment of Articles of Incorporation, dated as of February 1975, changed the company’s name to Barclay Hollander Corporation. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of November 26, 1980. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of June 11, 1990.
3.1(h)†	Articles of Incorporation of Grandma Mac’s Orchard, dated as of August 27, 1976. Certificate of Amendment of Articles of Incorporation of Grandma Mac’s Orchard, dated as of January 6, 1988, changed the company’s name to Sun Giant, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant, Inc., dated as of March 4, 1988, changed the company’s name to Dole Bakersfield, Inc. Certificate of Amendment of Articles of Incorporation of Dole Bakersfield, Inc., dated as of June 11, 1990. Agreement of Merger of Bud Antle, Inc. and Dole Bakersfield, Inc., dated as of December 18, 2000, changed the company’s name to Bud Antle, Inc.

Exhibit
Number	Title

3.1(i)†	Articles of Incorporation of Lake Anderson Corporation, dated as of June 26, 1964. Certificate of Amendment of Articles of Incorporation, dated as of November 12, 1971. Certificate of Amendment of Articles of Incorporation, dated as of August 28, 1972, changed the company’s name to Oceanic California Inc. Certificate of Amendment of Articles of Incorporation, dated as of July 14, 1977. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of June 17, 1981. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke California, Inc. Certificate of Amendment of Articles of Incorporation of Castle & Cooke California, Inc., dated as of December 21, 1995, changed the company’s name to Calicahomes, Inc.
3.1(j)†	Articles of Incorporation of California Polaris, Inc., dated as of April 6, 1979.
3.1(k)†	Articles of Incorporation of Dole ABPIK, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole ABPIK, Inc., dated as of December 13, 1989.
3.1(l)†	Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of June 8, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of March 18, 1996, changed the company’s name to Dole Arizona Dried Fruit and Nut Company.
3.1(m)†	Articles of Incorporation of CCJM, Inc., dated as of December 11, 1989. Certificate of Amendment of Articles of Incorporation of CCJM, Inc., dated as of September 9, 1991, changed the company’s name to Dole Carrot Company.
3.1(n)†	Articles of Incorporation of Miracle Fruit Company, dated as of September 12, 1979. Certificate of Amendment of Articles of Incorporation of Miracle Fruit Company, dated as of October 1, 1979, changed the company’s name to Blue Goose Growers, Inc. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of June 11, 1990. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of February 15, 1991, changed the company’s name to Dole Citrus.
3.1(o)†	Articles of Incorporation of Dole DF&N, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole DF&N, Inc., dated as of December 13, 1989.
3.1(p)†	General Partnership Agreement of Dole Dried Fruit and Nut Company, a California general partnership, dated as of October 15, 1995.
3.1(q)†	Articles of Incorporation of Canfield Farming Company, dated as of July 17, 1963. Certificate of Amendment of Articles of Incorporation of Canfield Farming Company, dated as of March 15, 1971, changed the company’s name to Tenneco Farming Company. Certificate of Amendment of Articles of Incorporation of Tenneco Farming Company, dated as of January 6, 1988, changed the company’s name to Sun Giant Farming, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant Farming, Inc., dated as of April 25, 1988, changed the company’s name to Dole Farming, Inc. Certificate of Amendment of Articles of Incorporation of Dole Farming, Inc., dated as of June 11, 1990.
3.1(r)†	Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of July 14, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of January 2, 1990, changed the company’s name to Dole Fresh Vegetables, Inc.
3.1(s)†	Restated Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of October 15, 1986. Certificate of Amendment of Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of November 14, 1986. Certificate of Amendment of Articles of Incorporation, dated as of April 20, 1988, changed the company’s name to Dole Nut Company. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of January 28, 1998, changed the company’s name to Dole Orland, Inc.

Exhibit
Number	Title

3.1(t)†	Articles of Incorporation of S & J Ranch, Inc., dated as of December 15, 1952. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of September 27, 2000, changed the company’s name to Dole Visage, Inc.
3.1(u)†	Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of November 25, 1975. Certificate of Amendment of Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of July 25, 1984, changed the company’s name to E.T. Wall Company. Certificate of Amendment of Articles of Incorporation of E.T. Wall Company, dated as of June 11, 1990.
3.1(v)†	Articles of Incorporation of Earlibest Orange Association, Inc., dated as of November 7, 1963. Certificate of Amendment of Articles of Incorporation of Earlibest Orange Association, Inc., dated as of December 13, 1989.
3.1(w)†	Articles of Incorporation of The Citrus Company, dated as of February 1, 1984. Certificate of Amendment of Articles of Incorporation of The Citrus Company, dated as of February 16, 1984, changed the company’s name to Fallbrook Citrus Company, Inc. Certificate of Amendment of Articles of Incorporation, dated as of March 15, 1994. Certificate of Amendment of Articles of Incorporation of Fallbrook Citrus Company, Inc., dated as of June 11, 1990.
3.1(x)†	Articles of Incorporation of Lindero Headquarters Company, Inc., dated as of February 12, 1998.
3.1(y)†	Articles of Incorporation of Lindero Property, Inc., dated as of October 10, 1991.
3.1(z)†	Articles of Incorporation of Oceanview Produce Company, dated as of June 15, 1989. Certificate of Amendment of Articles of Incorporation of Oceanview Produce Company, dated as of August 7, 1989.
3.1(aa)†	Articles of Incorporation of Prairie Vista, Inc., dated as of November 23, 1953.
3.1(ab)†	Articles of Incorporation of Kingsize Packing Co., dated as of February 5, 1990. Certificate of Amendment of Articles of Incorporation of Kingsize Packing Co., dated as of March 30, 1990, changed the company’s name to Royal Packing Co.
3.1(ac)†	Articles of Incorporation of Trojan Transport Co., dated as of August 31, 1955. Certificate of Amendment of Articles of Incorporation of Trojan Transport Co., dated as of July 31, 1956, changed the company’s name to Trojan Transportation and Warehouse Co. Certificate of Amendment of Articles of Incorporation of Trojan Transportation Co., dated as of January 24, 1961, changed the company’s name to Veltman Terminal Co.
3.1(ad)†	Certificate of Incorporation of Bananera Antillana (Columbia), Inc., dated as of November 16, 1977.
3.1(ae)†	Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990. Certificate of Amendment of Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990.
3.1(af)†	Certificate of Incorporation of Tenneco Sudan, Inc., dated as of June 8, 1977. Certificate of Amendment of Certificate of Incorporation of Tenneco Sudan, Inc., dated as of December 10, 1986, changed the company’s name to Tenneco Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Tenneco Realty Development Holding Corporation, dated as of April 21, 1988, changed the company’s name to Oceanic California Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Oceanic California Realty Development Holding Corporation, dated as of November 16, 1990, changed the company’s name to Castle & Cooke Bakersfield Holdings, Inc. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Bakersfield Holdings, Inc., dated as of March 18, 1996, changed the company’s name to Delphinium Corporation.

Exhibit
Number	Title

3.1(ag)†	Certificate of Incorporation of Standard Banana Company, dated as of March 21, 1955. Certificate of Amendment of Certificate of Incorporation of Standard Banana Company, dated as of January 8, 1971, changed the company’s name to Standard Fruit Sales Company. Certificate of Amendment of Certificate of Incorporation of Standard Fruit Sales Company, dated as of June 6, 1973, changed the company’s name to Castle & Cooke Food Sales Company. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Food Sales Company, dated as of September 25, 1984, changed the company’s name to Dole Europe Company. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988.
3.1(ah)†	Certificate of Incorporation of Castle Aviation, Inc., dated as of June 25, 1987. Certificate of Amendment of Certificate of Incorporation of Castle Aviation, Inc., dated as of April 10, 1992, changed the company’s name to Dole Foods Flight Operations, Inc.
3.1(ai)†	Certificate of Incorporation of Cut Flower Exchange, Inc., dated as of February 11, 1988. Certificate of Merger, dated as of July 31, 1991, changed the company’s name Sunburst Farms, Inc. Certificate of Amendment of Certificate of Incorporation of Sunburst Farms, Inc., dated as of June 23, 1999, changed the company’s name to Dole Fresh Flowers, Inc.
3.1(aj)†	Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of November 7, 1927. Certificate of Ownership and Merger in Wenatchee-Beebe Orchard Company, dated as of June 23, 1943. Certificate of Amendment of Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of April 20, 1983, changed the company’s name to Beebe Orchard Company. Certificate of Merger of Wells and Wade Fruit Company and Beebe Orchard Company, dated as of March 23, 2001, changed the company’s name to Dole Northwest, Inc.
3.1(ak)†	Certificate of Incorporation of Dole Sunburst Express, Inc. Certificate of Amendment of Certificate of Incorporation of Dole Sunburst Express, Inc., dated as of July 21, 1996, changed the company’s name to Dole Sunfresh Express, Inc.
3.1(al)†	Certificate of Incorporation of Standard Fruit and Steamship Company, dated as of January 2, 1968.
3.1(am)†	Certificate of Incorporation of Standard Fruit Company, dated as of March 14, 1955. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988.
3.1(an)†	Certificate of Incorporation of Produce America, Inc., dated as of June 24, 1982. Certificate of Amendment of Certificate of Incorporation Before Payment of Capital of Produce America, Inc., dated as of October 29, 1982, changed the company’s name to CCFV, Inc. Certificate of Amendment of Certificate of Incorporation of CCFV, Inc., dated as of September 29, 1983, changed the company’s name to Sun Country Produce, Inc.
3.1(ao)†	Certificate of Incorporation of West Foods, Inc., dated as of March 9, 1973.
3.1(ap)†	Certificate of Incorporation of Cool Advantage, Inc., dated as of December 14, 1998.
3.1(aq)†	Articles of Incorporation of Cool Care Consulting, Inc., dated as of September 16, 1986. Articles of Amendment of Cool Care Consulting, Inc., dated as of April 4, 1996, changed the company’s name to Cool Care, Inc.
3.1(ar)†	Articles of Incorporation of Flowernet, Inc., dated as of September 11, 1987.
3.1(as)†	Articles of Incorporation of Saw Grass Transport, Inc., dated as of June 24, 1999.
3.1(at)†	Articles of Incorporation of Castle & Cooke Development Corporation, dated as of June 8, 1992. Articles of Amendment to Change Corporate Name, dated as of March 1, 1993, changed the company’s name to Castle & Cooke Communities, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Blue Anthurium, Inc.
3.1(au)†	Articles of Incorporation of Dole Acquisition Corporation, dated as of October 13, 1994. Articles of Amendment to Change Corporate Name, dated as of January 10, 1995, changed the company’s name to Castle & Cooke Homes, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Cerulean, Inc.

Exhibit
Number	Title

3.1(av)†	Articles of Incorporation of Castle & Cooke Land Company, Inc., dated as of March 8, 1990. Articles of Amendment to Change Corporate Name, dated as of May 7, 1997, changed the company’s name to Dole Diversified, Inc.
3.1(aw)†	Articles of Association of Kohala Sugar Company, dated as of February 3, 1863. Articles of Amendment to Change Corporate Name, dated as of May 1, 1989, changed the company’s name to Dole Land Company, Inc.
3.1(ax)†	Articles of Incorporation of Dole Packaged Foods Corporation, dated as of April 4, 1990.
3.1(ay)†	Articles of Association of Oceanic Properties, Inc., dated as of May 19, 1961. Articles of Amendment to Change Corporate Name, dated as of October 23, 1990, changed the company’s name to Castle & Cooke Properties, Inc. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to La Petite d’Agen, Inc.
3.1(az)†	Articles of Incorporation of Lanai Holdings, Inc., dated as of May 4, 1990. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of January 22, 1996, changed the company’s name to Malaga Company, Inc.
3.1(ba)†	Articles of Incorporation of M K Development, Inc., dated as of February 26, 1988. Articles of Amendment, dated as of November 26, 1990.
3.1(bb)†	Articles of Incorporation of Mililani Town, Inc., dated as of December 29, 1966. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, December 24, 1990, changed the company’s name to Castle & Cooke Residential, Inc. Articles of Amendment to Change Corporate Name, dated as of October 21, 1993, changed the company’s name to Castle & Cooke Homes Hawaii, Inc. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Muscat, Inc.
3.1(bc)†	Articles of Incorporation of Oahu Transport Company, Limited, dated as of April 15, 1947. Articles of Amendment, dated as of July 24, 1987. Articles of Amendment, dated as of May 1997.
3.1(bd)†	Articles of Incorporation of Wahiawa Water Company, Inc., dated as of June 24, 1975.
3.1(be)†	Articles of Incorporation of Waialua Sugar Company, Inc., dated as of January 12, 1968. Certificate of Amendment, dated as of January 24, 1986.
3.1(bf)†	Certificate of Incorporation of Lanai Company, Inc., dated as of June 15, 1970. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Zante Currant, Inc.
3.1(bg)†	Articles of Incorporation of Diversified Imports Co., dated as of December 1, 1987.
3.1(bh)†	Articles of Incorporation of Dole Assets, Inc., dated as of September 9, 1997.
3.1(bi)†	Articles of Incorporation of Dole Fresh Fruit Company, dated as of September 12, 1985.
3.1(bj)†	Articles of Incorporation of Castle & Cooke Fresh Fruit, Inc., dated as of October 27, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Fruit Company, dated as of May 9, 1997, changed the company’s name to Dole Holdings Inc.
3.1(bk)†	Articles of Incorporation of Dole Logistics Services, Inc., dated as of February 4, 1993.
3.1(bl)†	Articles of Incorporation of Dole Ocean Cargo Express, Inc., dated as of July 8, 1999.
3.1(bm)†	Articles of Incorporation of Dole Ocean Liner Express, Inc., dated as of June 3, 1993.
3.1(bn)†	Articles of Incorporation of Renaissance Capital Corporation, dated as of July 28, 1995.
3.1(bo)†	Certificate of Incorporation of Sun Giant, Inc., dated as of December 8, 1987.
3.1(bp)†	Certificate of Incorporation of Miradero Fishing Company, Inc., dated as of August 9, 1971.
3.1(bq)†	Articles of Incorporation of DNW Services Company, dated as of June 4, 1998.
3.1(br)†	Articles of Incorporation of Pacific Coast Truck Company, dated as of June 27, 1995.
3.1(bs)†	Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of July 28, 1959. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of May 26, 1972. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of August 30, 1973. Amendment to Articles of Incorporation, dated as of June 25, 1976.

Exhibit
Number	Title

3.2(a)	By-Laws of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.2 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, File No. 1-4455).
3.2(b)†	Form of By-Laws of the Additional Registrants.
4.1	Indenture, dated as of July 15, 1993, between Dole and Chase Manhattan Bank and Trust Company (formerly Chemical Trust Company of California) (incorporated by reference to Exhibit 4.6 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).
4.2	First Supplemental Indenture, dated as of April 30, 2002, between Dole and J.P. Morgan Trust Company, National Association, to the Indenture dated as of July 15, 1993, pursuant to which $400 million of Dole’s senior notes due 2009 were issued (incorporated by reference to Exhibit 4.9 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).
4.3	Officers’ Certificate, dated August 3, 1993, pursuant to which $175 million of Dole’s debentures due 2013 were issued (incorporated by reference to Exhibit 4.3 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999, File No. 1-4455).
4.4	Second Supplemental Indenture, dated as of March 28, 2003, between Dole and Wells Fargo Bank, National Association (successor trustee to J.P. Morgan Trust Company), to the Indenture dated as of July 15, 1993 (incorporated by reference to Exhibit 4.10 to Dole’s Current Report on Form 8-K, event date April 4, 2003, File No. 1-4455).
4.5†	Agreement of Removal, Appointment and Acceptance, dated as of March 28, 2003, by and among Dole, J.P. Morgan Trust Company, National Association, successor in interest to Chemical Trust Company of California, as Prior Trustee, and Wells Fargo Bank, National Association.
4.6†	Third Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee.
4.7	Indenture, dated as of March 28, 2003, by and among Dole, the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee, pursuant to which $475 million of Dole’s 8 7/8% senior notes due 2011 were issued (incorporated by reference to Exhibit 4.10 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, File No. 1-4455).
4.8†	First Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee.
4.9	Form of Global Note and Guarantee for Dole’s new 8 7/8% senior notes due 2011 (included as Exhibit B to Exhibit Number 4.7 hereto).
4.11†	Indenture, dated as of May 29, 2003, by and among Dole, the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee, pursuant to which $400 million of Dole’s 7 1/4% senior notes due 2010 were issued.
4.12†	First Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee.
4.13	Form of Global Note and Guarantee for Dole’s 7 1/4% senior notes due 2010 (included as Exhibit A to Exhibit Number 4.11 hereto).
4.14	Dole Food Company, Inc. Master Retirement Savings Trust Agreement, dated as of February 1, 1999, between Dole and The Northern Trust Company (incorporated by reference to Exhibit 4.7 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999, File No. 1-4455).

Exhibit
Number	Title

10.1	Credit Agreement, dated as of March 28, 2003, by and among Dole and Solvest, Ltd., as borrowers, the Lenders from time to time party to the Credit Agreement, Deutsche Bank AG New York Branch, as Administrative Agent, The Bank of Nova Scotia and Banc of America Securities LLC, as Co- Syndication Agents, Fleet National Bank and Societe Generale, as Co-Documentation Agents and Deutsche Bank Securities Inc., The Bank of Nova Scotia and Banc of America Securities LLC, as Joint Lead Arrangers and Book Runners, the First Amendment, dated as of May 29, 2003, the Second Amendment,dated as of September 24, 2003 and the Third Amendment, dated as of November 21, 2003 (incorporated by reference to Exhibit 10.1 to Dole’s Current Report on Form 8-K dated November 21, 2003, File No. 1-4455).
10.2	Dole’s Supplementary Executive Retirement Plan, effective January 1, 1989, First Restatement (incorporated by reference to Exhibit 10(c) to Dole’s Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-4455). This Plan was amended on March 22, 2001 (the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455).
10.3	Dole’s Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-4455). This Plan was amended on March 22, 2001 (the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455).
10.4	Dole’s 1996 Non-Employee Directors Deferred Stock and Cash Compensation Plan, as amended effective October 9, 1998 (incorporated by reference to Exhibit 10 to Dole’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 10, 1998, File No. 1-4455). This Plan was amended on March 22, 2001 (the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455).
10.5	Dole’s Stock Ownership Enhancement Program, as effective July 31, 1997 (incorporated by reference to Exhibit 10.4 to Dole’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 4, 1997, File No. 1-4455).
10.6	Consulting Agreement, dated as of December 28, 2001, between Dole and David A. DeLorenzo (incorporated by reference to Exhibit 10.12 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).
10.7*	Schedule of executive officers having Form 1 Change of Control Agreement.
10.8	Form 1 Change of Control Agreement (incorporated by reference to Exhibit 10.14 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).
12*	Ratio of Earnings to Fixed Charges.
21*	Subsidiaries of Dole Food Company, Inc.
23*	Consent of Deloitte & Touche LLP.
31.1*	Certification by the Chairman, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification by the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification by the Chairman, President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification by the Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

†	Incorporated by reference to the correspondingly numbered exhibits to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004, File No. 333-106493

*	Filed herewith

**	Furnished herewith

      (b) Reports on Form 8-K: Dole filed a Current Report on Form 8-K dated November 21, 2003, disclosing that on November 21, 2003, Dole entered into the Third Amendment to its March 28, 2003 Credit Agreement.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLE FOOD COMPANY, INC.
Registrant

By:	/s/ DAVID H. MURDOCK

David H. Murdock
Chairman, President and Chief Executive Officer

March 17, 2004

POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints C. Michael Carter and Richard J. Dahl, or any of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID H. MURDOCK David H. Murdock	Chairman of the Board, President and Chief Executive Officer and Director	March 17, 2004

/s/ RICHARD J. DAHL Richard J. Dahl	Senior Vice President and Chief Financial Officer and Director	March 17, 2004

/s/ C. MICHAEL CARTER C. Michael Carter	Senior Vice President, General Counsel and Corporate Secretary and Director	March 17, 2004

/s/ SCOTT A. GRISWOLD Scott A. Griswold	Vice President, Acquisitions and Investments and Director	March 17, 2004

/s/ YOON J. HUGH Yoon J. Hugh	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 17, 2004

/s/ ROBERTA WIEMAN Roberta Wieman	Vice President and Director	March 17, 2004

/s/ ANDREW J. CONRAD Andrew J. Conrad	Director	March 17, 2004

/s/ DAVID A. DELORENZO David A. DeLorenzo	Director	March 17, 2004

/s/ RICHARD M. FERRY Richard M. Ferry	Director	March 17, 2004

/s/ DAVID H. MURDOCK, JR. David H. Murdock, Jr.	Director	March 17, 2004

/s/ JUSTIN MURDOCK Justin Murdock	Director	March 17, 2004

/s/ EDWARD C. ROOHAN Edward C. Roohan	Director	March 17, 2004

DOLE FOOD COMPANY, INC.

VALUATION AND QUALIFYING ACCOUNTS

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
(In thousands)	of Period	Expenses	Accounts(B)	Deductions(A)	Period

SUCCESSOR
Three Quarters Ended January 3, 2004
Allowance for doubtful accounts
Trade receivables	$12,983	$15,229	$38,563	$(13,305)	$53,470
Notes and other current receivables	3,540	3,253	14,678	(4,346)	17,125
Long-term notes and other receivables	14,413	479	29,842	(40,975)	3,759
PREDECESSOR
Quarter Ended March 22, 2003
Allowance for doubtful accounts
Trade receivables	54,580	3,064	—	(2,108)	55,536
Notes and other current receivables	16,358	425	(1,332)	(308)	15,143
Long-term notes and other receivables	64,917	709	1,332	(5,301)	61,657
Year Ended December 28, 2002
Allowance for doubtful accounts
Trade receivables	54,128	15,083	579	(15,210)	54,580
Notes and other current receivables	35,203	4,410	(5,135)	(18,120)	16,358
Long-term notes and other receivables	60,294	2,927	8,470	(6,774)	64,917
Year Ended December 29, 2001
Allowance for doubtful accounts
Trade receivables	50,499	13,454	177	(10,002)	54,128
Notes and other current receivables	59,149	3,300	550	(27,796)	35,203
Long-term notes and other receivables	58,458	7,962	273	(6,399)	60,294

Note:

(A)	Write-off of uncollectible amounts and adjustments for business dispositions and reconfigurations

(B)	Purchase accounting and transfers among allowance accounts

EXHIBIT INDEX

Exhibit
Number	Title

3.1(a)	Amended and Restated Certificate of Incorporation of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.1 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, File No. 1-4455).
3.1(b)†	Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of January 12, 1988. Articles of Amendment to the Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke Arizona, Inc. Articles of Amendment to the Articles of Incorporation of Castle & Cooke Arizona, Inc., dated as of December 21, 1995, changed the company’s name to Calazo Corporation.
3.1(c)†	Articles of Incorporation of AG 1970, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1970, Inc., dated as of December 13, 1989.
3.1(d)†	Articles of Incorporation of AG 1971, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1971, Inc., dated as of December 13, 1989.
3.1(e)†	Articles of Incorporation of AG 1972, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1972, Inc., dated as of December 13, 1989.
3.1(f)†	Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of February 10, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of March 18, 1996, changed the company’s name to Alyssum Corporation.
3.1(g)†	Articles of Incorporation of Barclay Hollander Curci, Inc., dated as of February 28, 1969. Certificate of Amendment of Articles of Incorporation, dated as of February 1975, changed the company’s name to Barclay Hollander Corporation. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of November 26, 1980. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of June 11, 1990.
3.1(h)†	Articles of Incorporation of Grandma Mac’s Orchard, dated as of August 27, 1976. Certificate of Amendment of Articles of Incorporation of Grandma Mac’s Orchard, dated as of January 6, 1988, changed the company’s name to Sun Giant, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant, Inc., dated as of March 4, 1988, changed the company’s name to Dole Bakersfield, Inc. Certificate of Amendment of Articles of Incorporation of Dole Bakersfield, Inc., dated as of June 11, 1990. Agreement of Merger of Bud Antle, Inc. and Dole Bakersfield, Inc., dated as of December 18, 2000, changed the company’s name to Bud Antle, Inc.
3.1(i)†	Articles of Incorporation of Lake Anderson Corporation, dated as of June 26, 1964. Certificate of Amendment of Articles of Incorporation, dated as of November 12, 1971. Certificate of Amendment of Articles of Incorporation, dated as of August 28, 1972, changed the company’s name to Oceanic California Inc. Certificate of Amendment of Articles of Incorporation, dated as of July 14, 1977. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of June 17, 1981. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke California, Inc. Certificate of Amendment of Articles of Incorporation of Castle & Cooke California, Inc., dated as of December 21, 1995, changed the company’s name to Calicahomes, Inc.
3.1(j)†	Articles of Incorporation of California Polaris, Inc., dated as of April 6, 1979.
3.1(k)†	Articles of Incorporation of Dole ABPIK, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole ABPIK, Inc., dated as of December 13, 1989.
3.1(l)†	Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of June 8, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of March 18, 1996, changed the company’s name to Dole Arizona Dried Fruit and Nut Company.
3.1(m)†	Articles of Incorporation of CCJM, Inc., dated as of December 11, 1989. Certificate of Amendment of Articles of Incorporation of CCJM, Inc., dated as of September 9, 1991, changed the company’s name to Dole Carrot Company.

Exhibit
Number	Title

3.1(n)†	Articles of Incorporation of Miracle Fruit Company, dated as of September 12, 1979. Certificate of Amendment of Articles of Incorporation of Miracle Fruit Company, dated as of October 1, 1979, changed the company’s name to Blue Goose Growers, Inc. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of June 11, 1990. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of February 15, 1991, changed the company’s name to Dole Citrus.
3.1(o)†	Articles of Incorporation of Dole DF&N, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole DF&N, Inc., dated as of December 13, 1989.
3.1(p)†	General Partnership Agreement of Dole Dried Fruit and Nut Company, a California general partnership, dated as of October 15, 1995.
3.1(q)†	Articles of Incorporation of Canfield Farming Company, dated as of July 17, 1963. Certificate of Amendment of Articles of Incorporation of Canfield Farming Company, dated as of March 15, 1971, changed the company’s name to Tenneco Farming Company. Certificate of Amendment of Articles of Incorporation of Tenneco Farming Company, dated as of January 6, 1988, changed the company’s name to Sun Giant Farming, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant Farming, Inc., dated as of April 25, 1988, changed the company’s name to Dole Farming, Inc. Certificate of Amendment of Articles of Incorporation of Dole Farming, Inc., dated as of June 11, 1990.
3.1(r)†	Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of July 14, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of January 2, 1990, changed the company’s name to Dole Fresh Vegetables, Inc.
3.1(s)†	Restated Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of October 15, 1986. Certificate of Amendment of Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of November 14, 1986. Certificate of Amendment of Articles of Incorporation, dated as of April 20, 1988, changed the company’s name to Dole Nut Company. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of January 28, 1998, changed the company’s name to Dole Orland, Inc.
3.1(t)†	Articles of Incorporation of S & J Ranch, Inc., dated as of December 15, 1952. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of September 27, 2000, changed the company’s name to Dole Visage, Inc.
3.1(u)†	Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of November 25, 1975. Certificate of Amendment of Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of July 25, 1984, changed the company’s name to E.T. Wall Company. Certificate of Amendment of Articles of Incorporation of E.T. Wall Company, dated as of June 11, 1990.
3.1(v)†	Articles of Incorporation of Earlibest Orange Association, Inc., dated as of November 7, 1963. Certificate of Amendment of Articles of Incorporation of Earlibest Orange Association, Inc., dated as of December 13, 1989.
3.1(w)†	Articles of Incorporation of The Citrus Company, dated as of February 1, 1984. Certificate of Amendment of Articles of Incorporation of The Citrus Company, dated as of February 16, 1984, changed the company’s name to Fallbrook Citrus Company, Inc. Certificate of Amendment of Articles of Incorporation, dated as of March 15, 1994. Certificate of Amendment of Articles of Incorporation of Fallbrook Citrus Company, Inc., dated as of June 11, 1990.
3.1(x)†	Articles of Incorporation of Lindero Headquarters Company, Inc., dated as of February 12, 1998.
3.1(y)†	Articles of Incorporation of Lindero Property, Inc., dated as of October 10, 1991.
3.1(z)†	Articles of Incorporation of Oceanview Produce Company, dated as of June 15, 1989. Certificate of Amendment of Articles of Incorporation of Oceanview Produce Company, dated as of August 7, 1989.
3.1(aa)†	Articles of Incorporation of Prairie Vista, Inc., dated as of November 23, 1953.

Exhibit
Number	Title

3.1(ab)†	Articles of Incorporation of Kingsize Packing Co., dated as of February 5, 1990. Certificate of Amendment of Articles of Incorporation of Kingsize Packing Co., dated as of March 30, 1990, changed the company’s name to Royal Packing Co.
3.1(ac)†	Articles of Incorporation of Trojan Transport Co., dated as of August 31, 1955. Certificate of Amendment of Articles of Incorporation of Trojan Transport Co., dated as of July 31, 1956, changed the company’s name to Trojan Transportation and Warehouse Co. Certificate of Amendment of Articles of Incorporation of Trojan Transportation Co., dated as of January 24, 1961, changed the company’s name to Veltman Terminal Co.
3.1(ad)†	Certificate of Incorporation of Bananera Antillana (Columbia), Inc., dated as of November 16, 1977.
3.1(ae)†	Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990. Certificate of Amendment of Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990.
3.1(af)†	Certificate of Incorporation of Tenneco Sudan, Inc., dated as of June 8, 1977. Certificate of Amendment of Certificate of Incorporation of Tenneco Sudan, Inc., dated as of December 10, 1986, changed the company’s name to Tenneco Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Tenneco Realty Development Holding Corporation, dated as of April 21, 1988, changed the company’s name to Oceanic California Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Oceanic California Realty Development Holding Corporation, dated as of November 16, 1990, changed the company’s name to Castle & Cooke Bakersfield Holdings, Inc. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Bakersfield Holdings, Inc., dated as of March 18, 1996, changed the company’s name to Delphinium Corporation.
3.1(ag)†	Certificate of Incorporation of Standard Banana Company, dated as of March 21, 1955. Certificate of Amendment of Certificate of Incorporation of Standard Banana Company, dated as of January 8, 1971, changed the company’s name to Standard Fruit Sales Company. Certificate of Amendment of Certificate of Incorporation of Standard Fruit Sales Company, dated as of June 6, 1973, changed the company’s name to Castle & Cooke Food Sales Company. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Food Sales Company, dated as of September 25, 1984, changed the company’s name to Dole Europe Company. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988.
3.1(ah)†	Certificate of Incorporation of Castle Aviation, Inc., dated as of June 25, 1987. Certificate of Amendment of Certificate of Incorporation of Castle Aviation, Inc., dated as of April 10, 1992, changed the company’s name to Dole Foods Flight Operations, Inc.
3.1(ai)†	Certificate of Incorporation of Cut Flower Exchange, Inc., dated as of February 11, 1988. Certificate of Merger, dated as of July 31, 1991, changed the company’s name Sunburst Farms, Inc. Certificate of Amendment of Certificate of Incorporation of Sunburst Farms, Inc., dated as of June 23, 1999, changed the company’s name to Dole Fresh Flowers, Inc.
3.1(aj)†	Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of November 7, 1927. Certificate of Ownership and Merger in Wenatchee-Beebe Orchard Company, dated as of June 23, 1943. Certificate of Amendment of Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of April 20, 1983, changed the company’s name to Beebe Orchard Company. Certificate of Merger of Wells and Wade Fruit Company and Beebe Orchard Company, dated as of March 23, 2001, changed the company’s name to Dole Northwest, Inc.
3.1(ak)†	Certificate of Incorporation of Dole Sunburst Express, Inc. Certificate of Amendment of Certificate of Incorporation of Dole Sunburst Express, Inc., dated as of July 21, 1996, changed the company’s name to Dole Sunfresh Express, Inc.
3.1(al)†	Certificate of Incorporation of Standard Fruit and Steamship Company, dated as of January 2, 1968.
3.1(am)†	Certificate of Incorporation of Standard Fruit Company, dated as of March 14, 1955. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988.

Exhibit
Number	Title

3.1(an)†	Certificate of Incorporation of Produce America, Inc., dated as of June 24, 1982. Certificate of Amendment of Certificate of Incorporation Before Payment of Capital of Produce America, Inc., dated as of October 29, 1982, changed the company’s name to CCFV, Inc. Certificate of Amendment of Certificate of Incorporation of CCFV, Inc., dated as of September 29, 1983, changed the company’s name to Sun Country Produce, Inc.
3.1(ao)†	Certificate of Incorporation of West Foods, Inc., dated as of March 9, 1973.
3.1(ap)†	Certificate of Incorporation of Cool Advantage, Inc., dated as of December 14, 1998.
3.1(aq)†	Articles of Incorporation of Cool Care Consulting, Inc., dated as of September 16, 1986. Articles of Amendment of Cool Care Consulting, Inc., dated as of April 4, 1996, changed the company’s name to Cool Care, Inc.
3.1(ar)†	Articles of Incorporation of Flowernet, Inc., dated as of September 11, 1987.
3.1(as)†	Articles of Incorporation of Saw Grass Transport, Inc., dated as of June 24, 1999.
3.1(at)†	Articles of Incorporation of Castle & Cooke Development Corporation, dated as of June 8, 1992. Articles of Amendment to Change Corporate Name, dated as of March 1, 1993, changed the company’s name to Castle & Cooke Communities, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Blue Anthurium, Inc.
3.1(au)†	Articles of Incorporation of Dole Acquisition Corporation, dated as of October 13, 1994. Articles of Amendment to Change Corporate Name, dated as of January 10, 1995, changed the company’s name to Castle & Cooke Homes, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Cerulean, Inc.
3.1(av)†	Articles of Incorporation of Castle & Cooke Land Company, Inc., dated as of March 8, 1990. Articles of Amendment to Change Corporate Name, dated as of May 7, 1997, changed the company’s name to Dole Diversified, Inc.
3.1(aw)†	Articles of Association of Kohala Sugar Company, dated as of February 3, 1863. Articles of Amendment to Change Corporate Name, dated as of May 1, 1989, changed the company’s name to Dole Land Company, Inc.
3.1(ax)†	Articles of Incorporation of Dole Packaged Foods Corporation, dated as of April 4, 1990.
3.1(ay)†	Articles of Association of Oceanic Properties, Inc., dated as of May 19, 1961. Articles of Amendment to Change Corporate Name, dated as of October 23, 1990, changed the company’s name to Castle & Cooke Properties, Inc. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to La Petite d’Agen, Inc.
3.1(az)†	Articles of Incorporation of Lanai Holdings, Inc., dated as of May 4, 1990. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of January 22, 1996, changed the company’s name to Malaga Company, Inc.
3.1(ba)†	Articles of Incorporation of M K Development, Inc., dated as of February 26, 1988. Articles of Amendment, dated as of November 26, 1990.
3.1(bb)†	Articles of Incorporation of Mililani Town, Inc., dated as of December 29, 1966. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, December 24, 1990, changed the company’s name to Castle & Cooke Residential, Inc. Articles of Amendment to Change Corporate Name, dated as of October 21, 1993, changed the company’s name to Castle & Cooke Homes Hawaii, Inc. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Muscat, Inc.
3.1(bc)†	Articles of Incorporation of Oahu Transport Company, Limited, dated as of April 15, 1947. Articles of Amendment, dated as of July 24, 1987. Articles of Amendment, dated as of May 1997.
3.1(bd)†	Articles of Incorporation of Wahiawa Water Company, Inc., dated as of June 24, 1975.
3.1(be)†	Articles of Incorporation of Waialua Sugar Company, Inc., dated as of January 12, 1968. Certificate of Amendment, dated as of January 24, 1986.
3.1(bf)†	Certificate of Incorporation of Lanai Company, Inc., dated as of June 15, 1970. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Zante Currant, Inc.

Exhibit
Number	Title

3.1(bg)†	Articles of Incorporation of Diversified Imports Co., dated as of December 1, 1987.
3.1(bh)†	Articles of Incorporation of Dole Assets, Inc., dated as of September 9, 1997.
3.1(bi)†	Articles of Incorporation of Dole Fresh Fruit Company, dated as of September 12, 1985.
3.1(bj)†	Articles of Incorporation of Castle & Cooke Fresh Fruit, Inc., dated as of October 27, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Fruit Company, dated as of May 9, 1997, changed the company’s name to Dole Holdings Inc.
3.1(bk)†	Articles of Incorporation of Dole Logistics Services, Inc., dated as of February 4, 1993.
3.1(bl)†	Articles of Incorporation of Dole Ocean Cargo Express, Inc., dated as of July 8, 1999.
3.1(bm)†	Articles of Incorporation of Dole Ocean Liner Express, Inc., dated as of June 3, 1993.
3.1(bn)†	Articles of Incorporation of Renaissance Capital Corporation, dated as of July 28, 1995.
3.1(bo)†	Certificate of Incorporation of Sun Giant, Inc., dated as of December 8, 1987.
3.1(bp)†	Certificate of Incorporation of Miradero Fishing Company, Inc., dated as of August 9, 1971.
3.1(bq)†	Articles of Incorporation of DNW Services Company, dated as of June 4, 1998.
3.1(br)†	Articles of Incorporation of Pacific Coast Truck Company, dated as of June 27, 1995.
3.1(bs)†	Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of July 28, 1959. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of May 26, 1972. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of August 30, 1973. Amendment to Articles of Incorporation, dated as of June 25, 1976.
3.2(a)	By-Laws of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.2 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, File No. 1-4455).
3.2(b)†	Form of By-Laws of the Additional Registrants.
4.1	Indenture, dated as of July 15, 1993, between Dole and Chase Manhattan Bank and Trust Company (formerly Chemical Trust Company of California) (incorporated by reference to Exhibit 4.6 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).
4.2	First Supplemental Indenture, dated as of April 30, 2002, between Dole and J.P. Morgan Trust Company, National Association, to the Indenture dated as of July 15, 1993, pursuant to which $400 million of Dole’s senior notes due 2009 were issued (incorporated by reference to Exhibit 4.9 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).
4.3	Officers’ Certificate, dated August 3, 1993, pursuant to which $175 million of Dole’s debentures due 2013 were issued (incorporated by reference to Exhibit 4.3 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999, File No. 1-4455).
4.4	Second Supplemental Indenture, dated as of March 28, 2003, between Dole and Wells Fargo Bank, National Association (successor trustee to J.P. Morgan Trust Company), to the Indenture dated as of July 15, 1993 (incorporated by reference to Exhibit 4.10 to Dole’s Current Report on Form 8-K, event date April 4, 2003, File No. 1-4455).
4.5†	Agreement of Removal, Appointment and Acceptance, dated as of March 28, 2003, by and among Dole, J.P. Morgan Trust Company, National Association, successor in interest to Chemical Trust Company of California, as Prior Trustee, and Wells Fargo Bank, National Association.
4.6†	Third Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee.
4.7	Indenture, dated as of March 28, 2003, by and among Dole, the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee, pursuant to which $475 million of Dole’s 8 7/8% senior notes due 2011 were issued (incorporated by reference to Exhibit 4.10 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, File No. 1-4455).
4.8†	First Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee.

Exhibit
Number	Title

4.9	Form of Global Note and Guarantee for Dole’s new 8 7/8% senior notes due 2011 (included as Exhibit B to Exhibit Number 4.7 hereto).
4.11†	Indenture, dated as of May 29, 2003, by and among Dole, the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee, pursuant to which $400 million of Dole’s 7 1/4% senior notes due 2010 were issued.
4.12†	First Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee.
4.13	Form of Global Note and Guarantee for Dole’s 7 1/4% senior notes due 2010 (included as Exhibit A to Exhibit Number 4.11 hereto).
4.14	Dole Food Company, Inc. Master Retirement Savings Trust Agreement, dated as of February 1, 1999, between Dole and The Northern Trust Company (incorporated by reference to Exhibit 4.7 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999, File No. 1-4455).
10.1	Credit Agreement, dated as of March 28, 2003, by and among Dole and Solvest, Ltd., as borrowers, the Lenders from time to time party to the Credit Agreement, Deutsche Bank AG New York Branch, as Administrative Agent, The Bank of Nova Scotia and Banc of America Securities LLC, as Co- Syndication Agents, Fleet National Bank and Societe Generale, as Co-Documentation Agents and Deutsche Bank Securities Inc., The Bank of Nova Scotia and Banc of America Securities LLC, as Joint Lead Arrangers and Book Runners, the First Amendment, dated as of May 29, 2003, the Second Amendment,dated as of September 24, 2003 and the Third Amendment, dated as of November 21, 2003 (incorporated by reference to Exhibit 10.1 to Dole’s Current Report on Form 8-K dated November 21, 2003, File No. 1-4455).
10.2	Dole’s Supplementary Executive Retirement Plan, effective January 1, 1989, First Restatement (incorporated by reference to Exhibit 10(c) to Dole’s Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-4455). This Plan was amended on March 22, 2001 (the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455).
10.3	Dole’s Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-4455). This Plan was amended on March 22, 2001 (the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455).
10.4	Dole’s 1996 Non-Employee Directors Deferred Stock and Cash Compensation Plan, as amended effective October 9, 1998 (incorporated by reference to Exhibit 10 to Dole’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 10, 1998, File No. 1-4455). This Plan was amended on March 22, 2001 (the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455).
10.5	Dole’s Stock Ownership Enhancement Program, as effective July 31, 1997 (incorporated by reference to Exhibit 10.4 to Dole’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 4, 1997, File No. 1-4455).
10.6	Consulting Agreement, dated as of December 28, 2001, between Dole and David A. DeLorenzo (incorporated by reference to Exhibit 10.12 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).
10.7*	Schedule of executive officers having Form 1 Change of Control Agreement.
10.8	Form 1 Change of Control Agreement (incorporated by reference to Exhibit 10.14 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).

Exhibit
Number	Title

12*	Ratio of Earnings to Fixed Charges.
21*	Subsidiaries of Dole Food Company, Inc.
23*	Consent of Deloitte & Touche LLP.
31.1*	Certification by the Chairman, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification by the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification by the Chairman, President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification by the Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

†	Incorporated by reference to the correspondingly numbered exhibits to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004, File No. 333-106493

*	Filed herewith

**	Furnished herewith