Form 10-Q
period 2004-03-27
DOLE FOOD COMPANY INC
filed 2004-05-03
CIK 18169

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-4455

Dole Food Company, Inc.

(Exact name of registrant as specified in its charter)

Delaware	99-0035300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 3, 2004
Common Stock, $0.001 Par Value	1,000

DOLE FOOD COMPANY, INC.

INDEX

		Page
		Number

PART I Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations — Quarters Ended March 27, 2004 (Successor) and March 22, 2003 (Predecessor)	3
	Condensed Consolidated Balance Sheets — March 27, 2004 (Successor) and January 3, 2004 (Successor)	4
	Condensed Consolidated Statements of Cash Flows — Quarters Ended March 27, 2004 (Successor) and March 22, 2003 (Predecessor)	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
PART II Other Information
Item 1.	Legal Proceedings	28
Item 6.	Exhibits and Reports on Form 8-K	30
	Signatures	31
	Exhibit Index	32
	Certification by the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Certification by the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Certification by the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Certification by the Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 10.9
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

On March 28, 2003, Dole Food Company, Inc. and its consolidated subsidiaries (the “Company”) completed the going-private merger transaction with DHM Holding Company, Inc. (“HoldCo”) described in Note 1 to the Condensed Consolidated Financial Statements. As a result of this transaction, the Company’s results of operations, financial position and cash flows prior to the date of the going-private merger transaction are presented as the “Predecessor.” The going-private merger transaction and the Company’s results of operations, financial position and cash flows thereafter are presented as the “Successor.”

PART I.

FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Quarter Ended

	March 27,	March 22,
	2004	2003

	Successor	Predecessor

Revenues, net	$1,254,584	$1,073,170
Cost of products sold	1,051,678	895,039

Gross margin	202,906	178,131
Selling, marketing and general and administrative expenses	95,418	89,341

Operating income	107,488	88,790
Other income (expense), net	338	2,045
Interest income	922	2,700
Interest expense	34,741	19,647

Income before income taxes	74,007	73,888
Income taxes	13,173	13,100

Net income	$60,834	$60,788

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 27,	January 3,
	2004	2004

	Successor	Successor

ASSETS
Current Assets:
Cash and cash equivalents	$38,071	$33,482
Receivables, net of allowances of $66,499 and $70,596	653,886	560,249
Inventories	416,676	409,805
Prepaid expenses	51,420	54,562
Deferred income tax assets	47,785	48,075

Total current assets	1,207,838	1,106,173
Investments	82,595	83,059
Property, plant and equipment, net of accumulated depreciation of $429,466 and $393,965	1,457,061	1,469,879
Goodwill and intangible assets, net	1,183,887	1,186,426
Other assets, net	131,268	142,347

Total assets	$4,062,649	$3,987,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$729,951	$779,242
Current portion of long-term debt	45,552	45,627
Notes payable	2,555	1,948

Total current liabilities	778,058	826,817
Long-term debt	1,867,604	1,803,525
Deferred income tax liabilities	434,402	451,431
Other long-term liabilities	449,579	422,924
Minority interests	27,715	26,759
Contingencies (Note 10)
Shareholders’ equity:
Common stock — $0.001 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	340,032	340,032
Retained earnings	168,867	118,033
Accumulated other comprehensive loss	(3,608)	(1,637)

Total shareholders’ equity	505,291	456,428

Total liabilities and shareholders’ equity	$4,062,649	$3,987,884

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Quarter	Quarter
	Ended	Ended
	March 27,	March 22,
	2004	2003

	Successor	Predecessor

Operating activities
Net income	$60,834	$60,788
Adjustments to reconcile net income to cash flow provided by (used in) operating activities:
Depreciation and amortization	32,358	25,051
Asset write-offs and net (gain) loss on sale of assets	(1,883)	1,884
Equity earnings	(1,185)	(2,922)
Provision for deferred income taxes	7,094	2,201
Amortization of debt issuance costs	2,091	244
Other	1,647	2,616
Changes in operating assets and liabilities, net of effects from non-cash transactions:
Receivables	(105,947)	(78,749)
Inventories	(6,781)	(6,195)
Prepaid expenses and other assets	(649)	(5,254)
Accounts payable and accrued liabilities	(23,750)	5,253
Other long-term liabilities	3,984	(3,104)

Cash flow provided by (used in) operating activities	(32,187)	1,813

Investing activities
Proceeds from sales of assets	2,795	1,743
Investments and acquisitions	(2,931)	—
Capital additions	(12,286)	(4,235)
Repurchase of common stock in the going-private merger transaction	(1,300)	—
Transaction costs paid in the going-private merger transaction	(226)	—

Cash flow used in investing activities	(13,948)	(2,492)

Financing activities
Short-term debt borrowings	2,375	7,936
Short-term debt repayments	(1,781)	(6,834)
Long-term debt borrowings	166,360	5,034
Long-term debt repayments	(103,925)	(6,777)
Dividends paid to minority shareholders	(352)	—
Dividends paid to Dole Holding Company, LLC	(10,000)	—
Proceeds from issuance of common stock	—	2,768
Dividends paid to common shareholders	—	(8,440)

Cash flow provided by (used in) financing activities	52,677	(6,313)

Effect of foreign exchange rate changes on cash and cash equivalents	(1,953)	1,025

Increase (decrease) in cash and cash equivalents	4,589	(5,967)
Cash and cash equivalents at beginning of period	33,482	646,967

Cash and cash equivalents at end of period	$38,071	$641,000

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) include all adjustments necessary, which are of a normal recurring nature, to present fairly the Company’s financial position as of March 27, 2004 and January 3, 2004; its results of operations for the quarters ended March 27, 2004 and March 22, 2003; and its cash flows for the quarters ended March 27, 2004 and March 22, 2003. The Company operates under a 52/53-week year. The quarters ended March 27, 2004 and March 22, 2003 are twelve weeks in duration. For a summary of significant accounting policies used in the preparation of these financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended January 3, 2004.

On March 28, 2003, the Company completed the going-private merger transaction with DHM Holding Company, Inc. (“HoldCo”) described in the Company’s Form 10-K for the year ended January 3, 2004. As a result of this transaction, the Company’s results of operations, financial position and cash flows prior to the date of the going-private merger transaction are presented as the “Predecessor.” The going-private merger transaction and the Company’s results of operations, financial position and cash flows thereafter are presented as the “Successor.”

The going-private merger transaction has been accounted for as a purchase at the HoldCo level with the related purchase accounting pushed down to the Company. For convenience, the allocation of the purchase price was done as of March 23, 2003, the first day of the Company’s 2003 second fiscal quarter.

Interim results are subject to seasonal variations and are not necessarily indicative of the results of operations for a full year. The Company’s operations are sensitive to a number of factors including weather-related phenomena and their effects on industry volumes, prices, product quality and costs. Operations are also sensitive to fluctuations in currency exchange rates in both sourcing and selling locations as well as economic crises and security risks in developing countries. For additional information on market risks and related matters affecting the Company’s financial position and results of operations, refer to Items 1, 7 and 7A of the Company’s Form 10-K for the year ended January 3, 2004.

Certain prior year amounts have been reclassified to conform with the 2004 presentation.

2.	INCOME TAXES

As a result of the consummation of the going-private merger transaction described in Note 1, income tax expense for the quarter ended March 22, 2003 was based on earnings for the period from December 29, 2002 through March 22, 2003, to reflect the final separate financial reporting period for the Company in its predecessor form. After the consummation of the going-private merger transaction, the results of operations are attributable to the new successor company.

Income tax expense for the quarter ended March 27, 2004 of $13.2 million reflects the Company’s expected effective income tax rate of approximately 18% for the full fiscal year ending January 1, 2005. The income tax expense of approximately $13.1 million for the quarter ended March 22, 2003 reflects the Company’s effective income tax rate for that quarter of approximately 18%.

For the periods presented, the Company’s effective income tax rate differs from the U.S. federal statutory rate primarily due to earnings from operations being taxed in foreign jurisdictions at a net effective rate lower than the U.S. rate. No U.S. taxes have been provided on these earnings because such earnings are intended to be indefinitely invested outside the U.S.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3.	COMPREHENSIVE INCOME

The components of comprehensive income were as follows in each quarter (in thousands):

	Quarter Ended

	March 27,	March 22,
	2004	2003

	Successor	Predecessor

Net income	$60,834	$60,788
Unrealized foreign currency translation loss, net	(6,510)	(195)
Reclassification of realized cash flow hedging losses to net income	3,784	586
Unrealized net gain on cash flow hedging instruments	755	3,606

Comprehensive income	$58,863	$64,785

4.	INVENTORIES

The major classes of inventories were as follows (in thousands):

	March 27,	January 3,
	2004	2004

	Successor	Successor

Finished products	$192,273	$175,049
Raw materials and work in progress	102,220	101,621
Crop-growing costs	68,976	81,106
Operating supplies and other	53,207	52,029

	$416,676	$409,805

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets were as follows (in thousands):

	March 27,	January 3,
	2004	2004

	Successor	Successor

Goodwill	$448,751	$448,751
Intangible assets	735,136	737,675

	$1,183,887	$1,186,426

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The goodwill balance at March 27, 2004 and January 3, 2004 resulted primarily from the going-private merger transaction (Note 1). Details of the Company’s intangible assets were as follows (in thousands):

	March 27,	January 3,
	2004	2004

	Successor	Successor

Amortized intangible assets:
Customer relationships	$28,351	$28,351
Licenses	20,688	20,688
Other amortized intangible assets	2,100	2,100

	51,139	51,139
Accumulated amortization — customer relationships	(2,835)	(2,181)
Accumulated amortization — licenses	(7,471)	(5,747)
Other accumulated amortization	(215)	(54)

Accumulated amortization — intangible assets	(10,521)	(7,982)
Intangible assets, net	40,618	43,157
Unamortized intangible assets:
Trademark, trade names and other related intangibles	694,518	694,518

Total intangible assets, net	$735,136	$737,675

Amortization expense of intangible assets totaled $2.5 million for the quarter ended March 27, 2004. There was no amortization expense related to intangible assets during the quarter ended March 22, 2003. As of March 27, 2004, the estimated remaining amortization expense associated with the Company’s intangible assets in each of the next five fiscal years is as follows (in thousands):

Fiscal Year	Amount

2004	$8,466
2005	$11,006
2006	$3,481
2007	$2,835
2008	$2,835

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.	LONG-TERM DEBT

Long-term debt consisted of the following amounts (in thousands):

	March 27,	January 3,
	2004	2004

	Successor	Successor

Unsecured debt:
8.625% notes due 2009	$400,000	$400,000
7.25% notes due 2010	400,000	400,000
8.875% notes due 2011	475,000	475,000
8.75% debentures due 2013	155,000	155,000
Secured debt:
Revolving credit facility	93,800	20,000
Term loan facility	295,000	305,000
Contracts and notes due 2004–2009, at a weighted-average interest rate of 7.01% (5.64% in 2003)	3,154	2,598
Capital lease obligations	93,121	93,550
Unamortized debt discount	(1,919)	(1,996)

	1,913,156	1,849,152
Current maturities	(45,552)	(45,627)

	$1,867,604	$1,803,525

The Company amortized deferred debt costs of $2.1 million during the quarter ended March 27, 2004. Weighted-average interest rates on the revolving credit and term loan facilities were approximately 4.25% and 4.12%, respectively, at March 27, 2004. At March 27, 2004, the Company had approximately $133.4 million available under the $300 million revolving credit portion of the senior secured credit facilities.

As of February 27, 2004, the Company executed a fourth amendment to its senior secured revolving credit facility agreement. Under the fourth amendment, HoldCo transferred all of the outstanding capital stock of the Company to a new intermediate holding company, Dole Holding Company, LLC. The fourth amendment also permits Dole Holding Company, LLC to issue up to $250 million of senior notes that would be structurally subordinated to Dole’s existing senior notes and debentures. The proceeds of any such senior note offerings would be required to promptly be either: (a) contributed or loaned to Dole Food Company, Inc. to repay its revolving loans or for its other working capital or general corporate purposes, or (b) loaned or dividended to DHM Holding Company, Inc. for investment in a company formed by DHM Holding Company, Inc. for the development, construction and operation of a wellbeing center/hotel/spa/conference center/studio and reasonably related extensions thereof. In addition, among other provisions, the amendment permits the Company to pay dividends, subject to certain restrictions, as defined in the amendment.

At March 27, 2004, the Company was in compliance with all applicable covenants under the senior secured credit facilities and the indentures to the Company’s senior notes and debentures.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.	DIVIDENDS

During the quarter ended March 27, 2004, the Company declared and paid dividends of $10 million to its parent company, Dole Holding Company, LLC. Dole Holding Company, LLC is a Delaware limited liability company and a direct, wholly owned subsidiary of HoldCo. During the quarter ended March 22, 2003, the predecessor company declared and paid dividends of approximately $8.4 million on its common shares representing a quarterly dividend of 15 cents per share. The Company’s ability to declare future dividends is restricted under the terms of its senior secured credit facilities and bond indentures (Note 6).

8.	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for the Company’s U.S. and international pension plans and other postretirement benefit (“OPRB”) plans were as follows (in thousands):

	Pension Plans		OPRB Plans

	Quarter Ended		Quarter Ended

	March 27,	March 22,	March 27,	March 22,
	2004	2003	2004	2003

	Successor	Predecessor	Successor	Predecessor

Components of net periodic benefit cost
Service cost	$1,617	$1,462	$23	$21
Interest cost	5,450	5,552	1,284	1,238
Expected return on plan assets	(4,754)	(6,266)	—	—
Amortization of:
Unrecognized net loss (gain)	58	160	6	56
Unrecognized prior service cost (benefit)	(13)	76	(57)	(147)
Unrecognized net transition obligation (asset)	9	22	—	—
Other	—	1,017	—	—

	$2,367	$2,023	$1,256	$1,168

9.	SEGMENT INFORMATION

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

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Revenues from external customers and EBIT for the reportable operating segments and corporate and other were as follows (in thousands):

	Quarter Ended

	March 27,	March 22,
	2004	2003

	Successor	Predecessor

Revenues from external customers:
Fresh fruit	$873,322	$725,115
Fresh vegetables	200,083	176,865
Packaged foods	127,573	116,712
Fresh-cut flowers	49,559	48,506
Other operating segments	4,047	5,972

	$1,254,584	$1,073,170

EBIT:
Fresh fruit	$81,367	$70,174
Fresh vegetables	22,606	16,703
Packaged foods	13,044	11,693
Fresh-cut flowers	4,658	6,394
Other operating segments	(115)	65

Total operating segments	121,560	105,029
Corporate and other	(12,812)	(11,494)
Interest expense	34,741	19,647

Income before income taxes	$74,007	$73,888

Total assets for the reportable operating segments and corporate and other were as follows (in thousands):

	March 27,	January 3,
	2004	2004

	Successor	Successor

Fresh fruit	$2,262,440	$2,177,541
Fresh vegetables	384,334	382,451
Packaged foods	378,592	376,936
Fresh-cut flowers	148,982	144,199
Other operating segments	9,125	10,926

Total operating segments	3,183,473	3,092,053
Corporate and other	879,176	895,831

	$4,062,649	$3,987,884

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Goodwill has been allocated to the Company’s reporting segments as follows (in thousands):

March 27,
2004

Successor

Fresh fruit	$341,540
Fresh vegetables	89,025
Packaged foods	18,186
Fresh-cut flowers	—
Other operating segments	—

$448,751

10.	CONTINGENCIES

The Company is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to its operations. At March 27, 2004 and January 3, 2004, these guarantees primarily consisted of guarantees for bank loans to its growers and other affiliates of $6.2 million and $6.7 million, respectively. Grower guarantees represent guarantees of amounts advanced, under third party bank agreements, to independent growers that supply the Company with product. The Company has not historically experienced any significant losses associated with these guarantees.

As part of its normal business activities, the Company and its subsidiaries also provide guarantees to various regulatory authorities, primarily in Europe, in order to comply with foreign regulations when operating businesses overseas. These guarantees relate to customs duties and banana import license fees that are granted to the European Union member states’ agricultural authority. These guarantees are obtained from commercial banks in the form of letters of credit or bank guarantees. In addition, the Company issues letters of credit and bonds through major banking institutions and insurance companies as required by certain vendor and other operating agreements. As of March 27, 2004 and January 3, 2004, total letters of credit and bonds outstanding were $92.6 million and $91.7 million, respectively.

The Company also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. The Company guaranteed $161.7 million and $148.1 million of its subsidiaries’ obligations to their suppliers and other third parties as of March 27, 2004 and January 3, 2004, respectively.

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

Currently there are 567 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP. Twelve of these lawsuits are currently pending in various jurisdictions in the United States, with the remainder pending in Latin America and the Philippines. In the United States, plaintiffs have twice moved to re-open and remand to state court two previously dismissed cases pursuant to the United States Supreme Court’s decision in Dole Food Company, Inc. v. Patrickson. The first such motion was denied on March 15, 2004. The Company has objected to the second motion, which is currently pending before the court. Plaintiffs have also remanded five other cases to state courts in Texas and Louisiana as a result of the Patrickson decision. On January 16, 2004, a case pending in the United States District Court for the District of Hawaii, in which 351 plaintiffs were claiming various injuries as a result of alleged air and water pollution, was resolved without a material adverse effect on the Company’s financial condition or results of operations. Claimed damages in DBCP cases worldwide total approximately $21.7 billion, with the lawsuits in Nicaragua representing approximately 81% of this amount. In almost all of these cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against the Company.

In Nicaragua, 102 cases have been filed, with the majority of the lawsuits brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional.

Seventeen cases are being actively litigated in civil trial courts in Managua (8), Chinendega (7) and Puerto Cabezas (2). In all of those cases, the Company has sought or will seek to have the cases returned to the United States pursuant to Law 364. Notwithstanding, the Chinendega court denied the Company’s request with respect to the seven cases pending there; and the Managua court denied the Company’s request with respect to seven of the eight cases pending there. The Company’s request as to the eighth Managua case is still pending. The Puerto Cabezas court has not yet ruled on the Company’s request with respect to the two cases pending there. On February 25, 2004, the Managua court entered a judgment against the Company, Dow and Shell in one of the eight cases, awarding 58 of the 81 claimants $82.9 million.

Nine of the seventeen cases had been consolidated into one case before a civil trial court in Managua, with the plaintiffs naming an entity denominated as “Dole Food Corporation Inc.” as a defendant. The Company is aware of no legal entity bearing that name, and the Company is certain that no such legal entity is related to the Company. As a result, the Company responded in those nine consolidated cases on behalf of Dole Fresh Fruit Company, a subsidiary of the Company, which has been named as a defendant in other pending DBCP matters, including matters brought by Nicaraguan citizens. The Company paid the $100,000 deposit to the Nicaraguan court, as required under Law 364, to participate in that litigation. On October 25, 2002, the

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Managua court issued a ruling that Dole Fresh Fruit Company was not a party to the nine consolidated cases. Thereafter, counsel for Dole Fresh Fruit Company notified the Managua court that no legal entity known as “Dole Food Corporation Inc.” exists and sought to appear on behalf of Dole Food Company, Inc. and to ratify all prior pleadings of Dole Fresh Fruit Company. On November 25, 2002, the Managua court issued a ruling that Dole Food Company, Inc. is not a defendant in the nine consolidated cases. On December 13, 2002, the Managua court entered a judgment in the aggregate amount of $489.4 million on behalf of 468 plaintiffs against Dow Chemical Company, also known as Dow AgroSciences, Shell Chemical Company, Standard Fruit and Vegetable Company and “Dole Food Corporation Inc.” in the nine consolidated actions. Because the Managua court had held that the Company was not a defendant in the case, the court also ordered that the Company’s $100,000 deposit be returned. Standard Fruit and Vegetable Company is a Texas corporation that is wholly unrelated to the Company. On May 14, 2003, an action was filed in Los Angeles County Superior Court against The Dow Chemical Company, Shell Chemical Company, and Dole Food Company, Inc. to enforce the Nicaraguan judgment. On July 18, 2003, the Company filed a motion to dismiss the enforcement action on the grounds that Dole Food Company, Inc. was not a party to the judgment. On July 17, 2003, Dow and Shell filed a motion to remove the enforcement action to the United States District Court for the Central District of California. The Company consented to that removal. On October 20, 2003, the United States District Court for the Central District of California dismissed with prejudice the enforcement action as to all of the defendants, including Dole. The Court held that Dole Food Company, Inc. was not a party in the Nicaraguan judgment. The plaintiffs have appealed the District Court’s dismissal to the United States Court of Appeals for the Ninth Circuit. That appeal is currently pending.

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

On December 23, 2003, the Company filed an action in the United States District Court for the Central District of California against 934 Nicaraguans. The complaint seeks declaratory relief against the claimants in the eight actions currently pending in the Managua civil trial court. The Company seeks a determination that these actions lack merit and that any judgment issued under Law 364 is unenforceable in the United States on due process grounds. The complaint further asserts federal RICO and state law fraud, abuse of process and malicious prosecution claims against the claimants in the enforcement action dismissed on October 20, 2003. A motion to dismiss the Company’s complaint was filed on April 22, 2004.

On March 26, 2004, a lawsuit was filed in the Superior Court for the County of Los Angeles against the Company and various manufacturers of DBCP on behalf of 25 Nicaraguan banana workers, who allege that they were injured as a result of exposure to DBCP and seeking unspecified damages. The Company will be answering the complaint. As to this and all the DBCP matters, the Company has denied liability and asserted substantial defenses. Although no assurance can be given concerning the outcome of these cases, in the opinion of management, after consultation with legal counsel and based on past experience defending and settling DBCP claims, the pending lawsuits are not expected to have a material adverse effect on the Company’s financial condition or results of operations.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.	SUBSEQUENT EVENT

On April 28, 2004, the Company entered into a definitive agreement to acquire Wood Holdings, Inc. (“JR Wood”), free of debt, for $162.5 million plus certain transaction costs, in cash. JR Wood is a frozen fruit manufacturer and processor located in Central California, with annual revenues of approximately $140 million in 2003. It is anticipated that the transaction will close in the Company’s second quarter of 2004 and will be included in the Company’s packaged foods segment. The Company anticipates financing the acquisition through borrowings under its senior secured credit facilities.

12.	GUARANTOR FINANCIAL INFORMATION

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

The following are condensed consolidating statements of operations of the Company for the quarters ended March 27, 2004 and March 22, 2003; condensed consolidating balance sheets as of March 27, 2004 and January 3, 2004; and condensed consolidating statements of cash flows for the quarters ended March 27, 2004 and March 22, 2003.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SUCCESSOR

For the Quarter Ended March 27, 2004
(In thousands)

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

Revenues, net	$107,615	$479,707	$943,908	$(276,646)	$1,254,584
Cost of products sold	82,447	420,714	825,163	(276,646)	1,051,678

Gross margin	25,168	58,993	118,745	—	202,906
Selling, marketing and general and administrative expenses	26,612	22,228	46,578	—	95,418

Operating income (loss)	(1,444)	36,765	72,167	—	107,488
Equity in subsidiary income	88,968	1,412	—	(90,380)	—
Other income (expense), net	(243)	(38)	619	—	338
Interest income	47	73	802	—	922
Interest expense	29,645	43	5,053	—	34,741

Income before income taxes	57,683	38,169	68,535	(90,380)	74,007
Income taxes	(3,151)	13,436	2,888	—	13,173

Net income	$60,834	$24,733	$65,647	$(90,380)	$60,834

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

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

SUCCESSOR

As of March 27, 2004

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$5,462	$(13,539)	$46,148	$—	$38,071
Receivables, net of allowances	158,226	86,162	422,509	(13,011)	653,886
Inventories	62,077	72,789	281,810	—	416,676
Prepaid expenses	7,241	13,301	30,878	—	51,420
Deferred income tax assets	23,677	23,975	133	—	47,785

Total current assets	256,683	182,688	781,478	(13,011)	1,207,838
Investments	2,047,347	197,820	80,215	(2,242,787)	82,595
Property, plant and equipment, net	301,981	304,882	850,198	—	1,457,061
Goodwill and intangible assets, net	733,316	94,720	355,851	—	1,183,887
Other assets, net	45,291	9,054	76,923	—	131,268

Total assets	$3,384,618	$789,164	$2,144,665	$(2,255,798)	$4,062,649

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$102,215	$243,113	$397,634	$(13,011)	$729,951
Current portion of long-term debt	(335)	693	45,194	—	45,552
Notes payable	—	764	1,791	—	2,555

Total current liabilities	101,880	244,570	444,619	(13,011)	778,058
Intercompany payables (receivables)	571,776	(754)	(571,022)	—	—
Long-term debt	1,522,216	1,462	343,926	—	1,867,604
Deferred income tax liabilities	347,590	52,535	34,277	—	434,402
Other long-term liabilities	335,865	34,020	79,694	—	449,579
Minority interests	—	4,745	22,970	—	27,715
Total shareholders’ equity	505,291	452,586	1,790,201	(2,242,787)	505,291

Total liabilities and shareholders’ equity	$3,384,618	$789,164	$2,144,665	$(2,255,798)	$4,062,649

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET — (Continued)

SUCCESSOR

As of January 3, 2004

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$7,424	$(20,498)	$46,556	$—	$33,482
Receivables, net of allowances	124,773	80,178	355,298	—	560,249
Inventories	66,567	77,716	265,522	—	409,805
Prepaid expenses	9,485	12,009	33,068	—	54,562
Deferred income tax assets	23,677	24,265	133	—	48,075

Total current assets	231,926	173,670	700,577		1,106,173
Investments	1,997,222	197,009	80,891	(2,192,063)	83,059
Property, plant and equipment, net	298,332	311,327	860,220	—	1,469,879
Goodwill and intangible assets, net	733,970	94,721	357,735	—	1,186,426
Other assets, net	50,798	6,265	85,284	—	142,347

Total assets	$3,312,248	$782,992	$2,084,707	$(2,192,063)	$3,987,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$129,251	$271,091	$378,900	$—	$779,242
Current portion of long-term debt	(335)	638	45,324	—	45,627
Notes payable	—	888	1,060	—	1,948

Total current liabilities	128,916	272,617	425,284		826,817
Intercompany payables (receivables)	605,902	(36,122)	(569,780)	—	—
Long-term debt	1,448,338	1,494	353,693	—	1,803,525
Deferred income tax liabilities, net	362,596	53,250	35,585	—	451,431
Other long-term liabilities	310,068	33,538	79,318	—	422,924
Minority interests	—	4,494	22,265	—	26,759
Total shareholders’ equity	456,428	453,721	1,738,342	(2,192,063)	456,428

Total liabilities and shareholders’ equity	$3,312,248	$782,992	$2,084,707	$(2,192,063)	$3,987,884

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SUCCESSOR

For the Quarter Ended March 27, 2004

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$(63,586)	$9,160	$22,239	$—	$(32,187)

INVESTING ACTIVITIES
Proceeds from sales of assets	907	97	1,791	—	2,795
Investments and acquisitions	—	—	(2,931)	—	(2,931)
Capital additions	(1,557)	(2,242)	(8,487)	—	(12,286)
Repurchase of common stock in the going-private merger transaction	(1,300)	—	—	—	(1,300)
Transaction costs paid in the going-private merger transaction	(226)	—	—	—	(226)

Cash flow used in investing activities	(2,176)	(2,145)	(9,627)	—	(13,948)

FINANCING ACTIVITIES
Short-term debt borrowings	—	218	2,157	—	2,375
Short-term debt repayments	—	(342)	(1,439)	—	(1,781)
Long-term debt borrowings	166,100	219	41	—	166,360
Long-term debt repayments	(92,300)	(151)	(11,474)	—	(103,925)
Dividends paid to minority shareholders	—	—	(352)	—	(352)
Dividends paid to Dole Holding Company, LLC	(10,000)	—	—	—	(10,000)

Cash flow provided by (used in) financing activities	63,800	(56)	(11,067)	—	52,677

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1,953)	—	(1,953)

Increase (decrease) in cash and cash equivalents	(1,962)	6,959	(408)	—	4,589
Cash and cash equivalents at beginning of period	7,424	(20,498)	46,556	—	33,482

Cash and cash equivalents at end of period	$5,462	$(13,539)	$46,148	$—	$38,071

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

DOLE FOOD COMPANY, INC.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

In the first quarter of 2004, the Company’s revenues grew 17% and operating income grew 21% compared to the prior year. These results were driven by strong performances across the majority of the Company’s lines of business. During the first quarter, the Company benefited from favorable exchange rates and experienced significantly higher demand for its Tropical Gold®Pineapples and Chilean deciduous fruit. Results of operations were also driven by higher worldwide volumes of bananas and canned pineapple as well as strong operating results from the fresh vegetables division. Net income of $60.8 million for the first quarter of 2004 approximated prior year results for the same period, as stronger operating performances during the first quarter of 2004 were offset by a significantly higher interest expense.

On March 28, 2003, the Company completed a going-private merger transaction. Pursuant to this transaction, the Company became wholly owned by David H. Murdock, the Company’s Chairman, President and Chief Executive Officer, through DHM Holding Company, Inc. Details of this transaction can be found in the Company’s Form 10-K for the year ended January 3, 2004.

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

Selected results of operations for the quarters ended March 27, 2004 and March 22, 2003 were as follows (in thousands):

	Quarter Ended

	March 27,	March 22,
	2004	2003

	Successor	Predecessor

Revenues, net	$1,254,584	$1,073,170
Operating income	$107,488	$88,790
Interest income and other income (expense), net	$1,260	$4,745
Interest expense	$34,741	$19,647
Income taxes	$13,173	$13,100
Net income	$60,834	$60,788

Revenues

For the quarter ended March 27, 2004, revenues increased to $1.25 billion from $1.07 billion in the quarter ended March 22, 2003. The increase is due to favorable U.S. dollar exchange rates, overall improved volumes in the Company’s fresh fruit, fresh vegetables and packaged foods segments, expanded business activity in the European ripening and distribution business and favorable pineapple and commodity vegetable pricing. Favorable exchange rates versus the euro, Swedish krona, and Japanese yen positively impacted revenues, primarily in the fresh fruit segment, by approximately $61.7 million.

There were no purchase accounting adjustments that impacted revenues for the quarter ended March 27, 2004.

Operating Income

For the quarter ended March 27, 2004, operating income increased to $107.5 million from $88.8 million in the quarter ended March 22, 2003. The increase was primarily attributable to improved operating results from the Company’s fresh fruit, fresh vegetables and packaged foods segments. Favorable U.S. dollar exchange rates primarily versus the euro, the Swedish krona, and Japanese yen also benefited the quarter by approximately $7.4 million, net of current year hedge gains and losses. These benefits were partially offset by increased depreciation and amortization expense of approximately $5.7 million as a result of purchase accounting adjustments to property, plant and equipment and intangibles. These purchase accounting adjustments were made in connection with the going-private merger transaction.

Interest Income and Other Income (Expense), Net

For the quarter ended March 27, 2004, interest income and other income (expense), net was $1.3 million compared to $4.7 million in the prior year. The decrease was due to lower interest income, as a result of lower average cash balances, as well as lower equity earnings in the current year.

Interest Expense

Interest expense for the quarter ended March 27, 2004 was $34.7 million compared to $19.6 million in the quarter ended March 22, 2003. Interest expense in the quarter ended March 27, 2004 increased primarily as a result of the issuance of additional debt to finance the going-private merger transaction, as well as the addition of capitalized vessel lease obligations in the fourth quarter of 2003.

Income Taxes

As a result of the consummation of the going-private merger transaction, income tax expense for the quarter ended March 22, 2003 was based on earnings for the period from December 29, 2002 through March 22, 2003, to reflect the final separate financial reporting period for the Company in its predecessor form. After the consummation of the going-private merger transaction, the results of operations are attributable to the new successor company.

Income tax expense for the quarter ended March 27, 2004 of $13.2 million reflects the Company’s expected effective income tax rate of approximately 18% for the full fiscal year ending January 1, 2005. The income tax expense of approximately $13.1 million for the quarter ended March 22, 2003 reflects the Company’s effective income tax rate for that quarter of approximately 18%.

For the periods presented, the Company’s effective income tax rate differs from the U.S. federal statutory rate primarily due to earnings from operations being taxed in foreign jurisdictions at a net effective rate lower than the U.S. rate. No U.S. taxes have been provided on these earnings because such earnings are intended to be indefinitely invested outside the U.S.

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

	Quarter Ended

	March 27,	March 22,
	2004	2003

	Successor	Predecessor

Revenues from external customers:
Fresh fruit	$873,322	$725,115
Fresh vegetables	200,083	176,865
Packaged foods	127,573	116,712
Fresh-cut flowers	49,559	48,506
Other operating segments	4,047	5,972

	$1,254,584	$1,073,170

EBIT:
Fresh fruit	$81,367	$70,174
Fresh vegetables	22,606	16,703
Packaged foods	13,044	11,693
Fresh-cut flowers	4,658	6,394
Other operating segments	(115)	65

Total operating segments	121,560	105,029
Corporate and other	(12,812)	(11,494)
Interest expense	34,741	19,647

Income before income taxes	$74,007	$73,888

Fresh Fruit

Fresh fruit revenues in the quarter ended March 27, 2004 increased 20% to $873.3 million from $725.1 million in the quarter ended March 22, 2003. The increase in fresh fruit revenues was primarily due to the following: favorable foreign currency exchange rates versus the U.S. dollar, improved volumes and pricing of Tropical Gold® Pineapples sold in North America, Europe and Asia and higher banana volumes sold in North America, Europe and Asia. Higher volumes of Chilean deciduous fruit sold in North America and Europe and expanded activity in the Europe ripening and distribution businesses also contributed to the growth. These benefits were partially offset by lower banana pricing in North America and lower local banana pricing in Europe.

Fresh fruit EBIT in the quarter ended March 27, 2004 increased 16% to $81.4 million from $70.2 million in the quarter ended March 22, 2003. EBIT increased primarily as a result of the same factors that drove the increase in revenues and lower Latin American banana and pineapple production costs. Favorable exchange rates, net of hedging activity, benefited EBIT for the quarter ended March 27, 2004 by approximately $7.4 million. The increase in EBIT was partially offset by higher selling and marketing costs in Asia. EBIT was also negatively impacted by higher purchase accounting related depreciation and amortization of $3.1 million and lower equity earnings of certain affiliates.

Fresh Vegetables

Fresh vegetables revenues for the quarter ended March 27, 2004 increased 13% to $200.1 million from $176.9 million in the quarter ended March 22, 2003. The increase was due to higher volumes in the Company’s North American packaged salads business, combined with favorable pricing.

Fresh vegetables EBIT for the quarter ended March 27, 2004 increased 35% to $22.6 million from $16.7 million in the quarter ended March 22, 2003. The increase in EBIT was primarily due to the same factors that drove the increase in revenues, partially offset by the impact of purchase accounting in the current quarter of $1.1 million.

Packaged Foods

Packaged foods revenues for the quarter ended March 27, 2004 increased 9% to $127.6 million from $116.7 million in the quarter ended March 22, 2003. The increase in revenues was primarily due to higher volumes of canned pineapple in North America due in part to Easter occurring two weeks earlier than in 2003. Higher volumes of canned pineapple and pineapple concentrate in Europe and Asia and new Fruit in Plastic Jars also contributed to the sales growth. These increases were partially offset by higher promotional spending, which is recorded as contra-revenue, as well as the sale of Fabrica, a Honduran palm oil business, in the third quarter of 2003. Fabrica revenues were approximately $5.7 million in the quarter ended March 22, 2003.

EBIT in the packaged foods segment for the quarter ended March 27, 2004 increased 12% to $13 million from $11.7 million in the quarter ended March 22, 2003. EBIT for the quarter increased primarily due to the same factors that drove the increase in revenues, as well as due to lower advertising costs. The increase was partially offset by the impact of purchase accounting related depreciation and amortization of approximately $1.6 million and the sale of Fabrica. Fabrica EBIT was approximately $0.5 in the quarter ended March 22, 2003.

Fresh-Cut Flowers

Fresh-cut flowers revenues for the quarter ended March 27, 2004 increased 2% to $49.6 million from $48.5 million in the quarter ended March 22, 2003. The increase in revenues for the quarter ended March 27, 2004 was primarily attributable to higher pricing resulting from a greater emphasis on the retail market, partially offset by slightly lower volumes.

EBIT in the fresh-cut flowers segment for the quarter ended March 27, 2004 decreased to $4.7 million from $6.4 million in the quarter ended March 22, 2003. The decrease in EBIT was due to higher product costs, partly from higher labor costs, as well as higher distribution costs.

Corporate and Other

Corporate and other EBIT was a loss of $12.8 million in the quarter ended March 27, 2004 compared to a loss of $11.5 million in the quarter ended March 22, 2003. The change in EBIT for the quarter is primarily due to lower interest income due to lower average cash balances.

Liquidity and Capital Resources

In the quarter ended March 27, 2004, the Company used cash flows in operating activities of $32.2 million compared to cash flows generated by operating activities of $1.8 million in the quarter ended March 22, 2003. Cash used in operating activities in the first quarter of 2004 is primarily a seasonal phenomenon, resulting from significantly higher receivables at the end of the first quarter compared to the prior year-end. The increase in receivables is primarily due to higher revenues in March versus December of each year.

The decline in cash generated from operating activities of approximately $34 million, was primarily due to the following: higher receivables associated with higher sales, higher bond interest payments and bonus payments made during the current quarter. In addition, the Company received an income tax refund of $12.2 million in the first quarter of 2003.

Cash flows used in investing activities increased to $13.9 million in the quarter ended March 27, 2004 from $2.5 million in the quarter ended March 22, 2003. The increase is primarily due to the timing of capital expenditures. Capital expenditures for full year 2004 are expected to approximate that of 2003.

Cash flows from financing activities increased to $52.7 million in the quarter ended March 27, 2004 compared to cash flows used in financing activities of $6.3 million in the quarter ended March 22, 2003. The increase is primarily due to additional long-term debt borrowings, mostly from the Company’s revolving credit facility in order to finance first quarter working capital needs. In addition, the Company paid dividends of $10 million in the first quarter of 2004 compared to dividends paid of $8.4 million in the prior year.

As of March 27, 2004, the Company had outstanding balances under its senior secured credit facilities of approximately $388.8 million, consisting of a $295 million term loan and $93.8 million outstanding under revolving credit facilities. At March 27, 2004, the Company had approximately $133.4 million available under the $300 million revolving credit portion of the senior secured credit facilities.

Provisions under the senior secured credit facilities and the indentures to the Company’s senior notes and debentures require the Company to comply with certain financial covenants. These covenants include financial performance measures, such as minimum required interest coverage ratios, minimum fixed charge coverage ratios, minimum quarterly earnings and maximum permitted leverage ratios, as well as limitations on, among other things, indebtedness, capital expenditures, investments, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. At March 27, 2004, the Company was in compliance with all applicable covenants.

As of February 27, 2004, the Company executed a fourth amendment to its senior secured revolving credit facility agreement. Under the fourth amendment, HoldCo transferred all of the outstanding capital stock of the Company to a new intermediate holding company, Dole Holding Company, LLC. The fourth amendment also permits Dole Holding Company, LLC to issue up to $250 million of senior notes that would be structurally subordinated to Dole’s existing senior notes and debentures. The proceeds of any such senior note offerings would be required to promptly be either: (a) contributed or loaned to Dole Food Company, Inc. to repay its revolving loans or for its other working capital or general corporate purposes, or (b) loaned or dividended to DHM Holding Company, Inc. for investment in a company formed by DHM Holding Company, Inc. for the development, construction and operation of a wellbeing center/hotel/spa/conference center/studio and reasonably related extensions thereof. In addition, among other provisions, the amendment permits the Company to pay dividends, subject to certain restrictions, as defined in the amendment.

The Company believes that its existing cash balance and available borrowings under the revolving credit facility of $38.1 million and $133.4 million, respectively, at March 27, 2004, together with its future cash flow from operations and access to capital markets will enable it to meet its working capital, capital expenditure, debt maturity and other commitments and funding requirements. Factors impacting the Company’s cash flow from operations include such items as commodity prices, interest rates and foreign currency exchange rates, among other things, as set forth in the Company’s Form 10-K for the fiscal year ended January 3, 2004 and in subsequent SEC filings.

Other Matters

Financial Instruments: The Company’s foreign currency exchange forward contracts are denominated in Japanese yen and euro and are designated as hedges under Statement of Financial Accounting Standards No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” At March 27, 2004, the outstanding notional amount of the Company’s euro and Japanese yen foreign currency exchange forwards totaled $159.6 million.

European Union Quota: The European Union Commission recently decided a separate banana import quota for the ten new European Union (“EU”) member states scheduled to join the EU in May 2004. The quota is below estimates of average banana imports into these countries in recent years. The EU Commission has determined the new licenses will be allocated using a similar system as the quota for the 15 original EU states. The Company does not expect that the outcome of this new quota will have a material impact on its future results of operations.

Subsequent Event: On April 28, 2004, the Company entered into a definitive agreement to acquire Wood Holdings, Inc. (“JR Wood”), free of debt, for $162.5 million plus certain transaction costs, in cash. JR Wood is a frozen fruit manufacturer and processor located in Central California, with annual revenues of approximately $140 million in 2003. It is anticipated that the transaction will close in the Company’s second quarter of 2004 and will be included in the Company’s packaged foods segment. The Company anticipates financing the acquisition through borrowings under its senior secured credit facilities.

Supplemental Financial Information

The following financial information has been presented, as management believes that it is useful information to some readers of the Company’s condensed consolidated financial statements (in thousands):

	March 27,	January 3,
	2004	2004

	Successor	Successor

Balance Sheet Data:
Total working capital (current assets less current liabilities)	$429,780	$279,356
Total assets	$4,062,649	$3,987,884
Total debt	$1,915,711	$1,851,100
Total shareholders’ equity	$505,291	$456,428

	Quarter Ended

	March 27,	March 22,
	2004	2003

	Successor	Predecessor
(In thousands)
Other Financial Data:
Net income	$60,834	$60,788
Interest expense	34,741	19,647
Income taxes	13,173	13,100
Depreciation and amortization	32,358	25,051

EBITDA	$141,106	$118,586
EBITDA margin	11.2%	11.1%
Capital expenditures	$12,286	$4,235

“EBITDA” is defined as earnings before interest expense, income taxes, and depreciation and amortization. EBITDA margin is defined as the ratio of EBITDA, as defined, relative to net revenues. EBITDA is reconciled to net income in the condensed consolidated financial statements in the tables above. EBITDA and EBITDA margin fluctuated primarily due to the same factors that impacted the changes in operating income and segment EBIT discussed earlier.

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

The impact of purchase accounting on first quarter EBITDA was not significant as the majority of the first quarter purchase accounting related expense of $5.4 million is attributable to increased depreciation and amortization.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

In the quarter ended March 27, 2004, no material changes have occurred in the market risk disclosure presented in the Company’s Annual Report on Form 10-K for the year ended January 3, 2004.

ITEM 4.     CONTROLS AND PROCEDURES

An evaluation was carried out as of March 27, 2004 under the supervision and with the participation of Dole’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act (Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Dole’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported by management of Dole on a timely basis in order to comply with Dole’s disclosure obligations under the Act and the SEC rules thereunder.

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

Currently there are 567 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP. Twelve of these lawsuits are currently pending in various jurisdictions in the United States, with the remainder pending in Latin America and the Philippines. In the United States, plaintiffs have twice moved to re-open and remand to state court two previously dismissed cases pursuant to the United States Supreme Court’s decision in Dole Food Company, Inc. v. Patrickson. The first such motion was denied on March 15, 2004. Dole has objected to the second motion, which is currently pending before the court. Plaintiffs have also remanded five other cases to state courts in Texas and Louisiana as a result of the Patrickson decision. On January 16, 2004, a case pending in the United States District Court for the District of Hawaii, in which 351 plaintiffs were claiming various injuries as a result of alleged air and water pollution, was resolved without a material adverse effect on the Company’s financial condition or results of operations. Claimed damages in DBCP cases worldwide total approximately $21.7 billion, with the lawsuits in Nicaragua representing approximately 81% of this amount. In almost all of these cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against the Company.

In Nicaragua, 102 cases have been filed, with the majority of the lawsuits brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional.

Seventeen cases are being actively litigated in civil trial courts in Managua (8), Chinendega (7) and Puerto Cabezas (2). In all of those cases, the Company has sought or will seek to have the cases returned to the United States pursuant to Law 364. Notwithstanding, the Chinendega court denied the Company’s request with respect to the seven cases pending there; and the Managua court denied the Company’s request with respect to seven of the eight cases pending there. The Company’s request as to the eighth Managua case is still pending. The Puerto Cabezas court has not yet ruled on the Company’s request with respect to the two cases pending there. On February 25, 2004, the Managua court entered a judgment against the Company, Dow and Shell in one of the eight cases, awarding 58 of the 81 claimants $82.9 million.

Nine of the seventeen cases had been consolidated into one case before a civil trial court in Managua, with the plaintiffs naming an entity denominated as “Dole Food Corporation Inc.” as a defendant. The Company is aware of no legal entity bearing that name, and the Company is certain that no such legal entity is related to the Company. As a result, the Company responded in those nine consolidated cases on behalf of Dole Fresh Fruit Company, a subsidiary of the Company, which has been named as a defendant in other pending DBCP matters, including matters brought by Nicaraguan citizens. The Company paid the $100,000 deposit to the Nicaraguan court, as required under Law 364, to participate in that litigation. On October 25, 2002, the Managua court issued a ruling that Dole Fresh Fruit Company was not a party to the nine consolidated cases. Thereafter, counsel for Dole Fresh Fruit Company notified the Managua court that no legal entity known as “Dole Food Corporation Inc.” exists and sought to appear on behalf of Dole Food Company, Inc. and to ratify all prior pleadings of Dole Fresh Fruit Company. On November 25, 2002, the Managua court issued a ruling that Dole Food Company, Inc. is not a defendant in the nine consolidated cases. On December 13, 2002, the Managua court entered a judgment in the aggregate amount of $489.4 million on behalf of 468 plaintiffs against Dow Chemical Company, also known as Dow AgroSciences, Shell Chemical Company, Standard Fruit and Vegetable Company and “Dole Food Corporation Inc.” in the nine consolidated actions. Because the Managua court had held that the Company was not a defendant in the case, the court also ordered that the Company’s $100,000 deposit be returned. Standard Fruit and Vegetable Company is a Texas corporation that is wholly unrelated to the Company. On May 14, 2003, an action was filed in Los Angeles County Superior Court against The Dow Chemical Company, Shell Chemical Company, and Dole Food Company, Inc. to enforce the Nicaraguan judgment. On July 18, 2003, the Company filed a motion to dismiss the enforcement action on the grounds that Dole Food Company, Inc. was not a party to the judgment. On July 17, 2003, Dow and Shell filed a motion to remove the enforcement action to the United States District Court for the Central District of California. The Company consented to that removal. On October 20, 2003, the United States District Court for the Central District of California dismissed with prejudice the enforcement action as to all of the defendants, including Dole. The Court held that Dole Food Company, Inc. was not a party in the Nicaraguan judgment. The plaintiffs have appealed the District Court’s dismissal to the United States Court of Appeals for the Ninth Circuit. That appeal is currently pending.

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

On December 23, 2003, the Company filed an action in the United States District Court for the Central District of California against 934 Nicaraguans. The complaint seeks declaratory relief against the claimants in the eight actions currently pending in the Managua civil trial court. The Company seeks a determination that these actions lack merit and that any judgment issued under Law 364 is unenforceable in the United States on due process grounds. The complaint further asserts federal RICO and state law fraud, abuse of process and malicious prosecution claims against the claimants in the enforcement action dismissed on October 20, 2003. A motion to dismiss Dole’s complaint was filed on April 22, 2004.

On March 26, 2004, a lawsuit was filed in the Superior Court for the County of Los Angeles against the Company and various manufacturers of DBCP on behalf of 25 Nicaraguan banana workers, who allege that they were injured as a result of exposure to DBCP and seeking unspecified damages. Dole will be answering the complaint. As to this and all the DBCP matters, the Company has denied liability and asserted substantial defenses. Although no assurance can be given concerning the outcome of these cases, in the opinion of management, after consultation with legal counsel and based on past experience defending and settling DBCP claims, the pending lawsuits are not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit
Number

10.9*	Fourth Amendment, dated as of February 27, 2004, to Credit Agreement, dated as of March 28, 2003, by and among Dole and Solvest, Ltd., as borrowers, the Lenders from time to time party to the Credit Agreement, Deutsche Bank AG New York Branch, as Administrative Agent, The Bank of Nova Scotia and Banc of America Securities LLC, as Co-Syndication Agents, Fleet National Bank and Societe Generale, as Co-Documentation Agents and Deutsche Bank Securities Inc., The Bank of Nova Scotia and Banc of America Securities LLC, as Joint Lead Arrangers and Book Runners, the First Amendment, dated as of May 29, 2003, the Second Amendment, dated as of September 24, 2003 and the Third Amendment, dated as of November 21, 2003.
31.1*	Certification by the Chairman, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification by the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1†	Certification by the Chairman, President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2†	Certification by the Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith

†	Furnished herewith

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended March 27, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 3, 2004	DOLE FOOD COMPANY, INC. REGISTRANT

By: /s/ RICHARD J. DAHL Richard J. Dahl Senior Vice President and Chief Financial Officer

By: /s/ YOON J. HUGH Yoon J. Hugh Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number

10.9*	Fourth Amendment, dated as of February 27, 2004, to Credit Agreement, dated as of March 28, 2003, by and among Dole and Solvest, Ltd., as borrowers, the Lenders from time to time party to the Credit Agreement, Deutsche Bank AG New York Branch, as Administrative Agent, The Bank of Nova Scotia and Banc of America Securities LLC, as Co-Syndication Agents, Fleet National Bank and Societe Generale, as Co-Documentation Agents and Deutsche Bank Securities Inc., The Bank of Nova Scotia and Banc of America Securities LLC, as Joint Lead Arrangers and Book Runners, the First Amendment, dated as of May 29, 2003, the Second Amendment, dated as of September 24, 2003 and the Third Amendment, dated as of November 21, 2003.
31.1*	Certification by the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification by the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1†	Certification by the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2†	Certification by the Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith

†	Furnished herewith