Form 10-Q
period 2004-06-19
DOLE FOOD COMPANY INC
filed 2004-07-29
CIK 18169

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 19, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 29, 2004
Common Stock, $0.001 Par Value	1,000

DOLE FOOD COMPANY, INC.

INDEX

		Page
		Number

PART I Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations — Quarters Ended June 19, 2004 (Successor) and June 14, 2003 (Successor)	3
	Condensed Consolidated Statements of Operations — Half Year Ended June 19, 2004 (Successor) and Quarters Ended June 14, 2003 (Successor) and March 22, 2003 (Predecessor)	4
	Condensed Consolidated Balance Sheets — June 19, 2004 (Successor) and January 3, 2004 (Successor)	5
	Condensed Consolidated Statements of Cash Flows — Half Year Ended June 19, 2004 (Successor), Quarters Ended June 14, 2003 (Successor) and March 22, 2003 (Predecessor)	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37
PART II Other Information
Item 1.	Legal Proceedings	37
Item 6.	Exhibits and Reports on Form 8-K	39
	Signatures	40
	Exhibit Index	41
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
EXHIBIT 10.10
EXHIBIT 10.11
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

FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Quarter Ended

	June 19,	June 14,
	2004	2003

	Successor	Successor

Revenues, net	$1,315,959	$1,216,822
Cost of products sold	1,098,875	1,048,760

Gross margin	217,084	168,062
Selling, marketing and general and administrative expenses	99,376	99,483

Operating income	117,708	68,579
Other income (expense), net	(1,071)	(10,187)
Interest income	874	1,112
Interest expense	34,653	37,779

Income before income taxes	82,858	21,725
Income taxes	14,915	3,824

Net income	$67,943	$17,901

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Half Year Ended	Quarter Ended

	June 19,	June 14,	March 22,
	2004	2003	2003

	Successor	Successor	Predecessor

Revenues, net	$2,570,543	$1,216,822	$1,073,170
Cost of products sold	2,150,553	1,048,760	895,039

Gross margin	419,990	168,062	178,131
Selling, marketing and general and administrative expenses	194,794	99,483	89,341

Operating income	225,196	68,579	88,790
Other income (expense), net	(733)	(10,187)	2,045
Interest income	1,796	1,112	2,700
Interest expense	69,394	37,779	19,647

Income before income taxes	156,865	21,725	73,888
Income taxes	28,088	3,824	13,100

Net income	$128,777	$17,901	$60,788

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 19,	January 3,
	2004	2004

	Successor	Successor

ASSETS
Current Assets:
Cash and cash equivalents	$67,965	$33,482
Receivables, net of allowances of $68,039 and $70,596	658,841	560,249
Inventories	459,097	409,805
Prepaid expenses	53,910	54,562
Deferred income tax assets	47,785	48,075

Total current assets	1,287,598	1,106,173
Investments	83,688	83,059
Property, plant and equipment, net of accumulated depreciation of $490,237 and $393,965	1,506,299	1,469,879
Goodwill and intangible assets, net	1,251,485	1,188,610
Other assets, net	149,585	140,163

Total assets	$4,278,655	$3,987,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$791,165	$779,242
Current portion of long-term debt	38,266	45,627
Notes payable	1,786	1,948

Total current liabilities	831,217	826,817
Long-term debt	1,930,679	1,803,525
Deferred income tax liabilities	441,095	451,431
Other long-term liabilities	467,170	422,924
Minority interests	29,591	26,759
Contingencies (Note 11)
Shareholders’ equity:
Common stock — $0.001 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	340,032	340,032
Retained earnings	236,810	118,033
Accumulated other comprehensive income (loss)	2,061	(1,637)

Total shareholders’ equity	578,903	456,428

Total liabilities and shareholders’ equity	$4,278,655	$3,987,884

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Half Year Ended	Quarter Ended

	June 19,	June 14,	March 22,
	2004	2003	2003

	Successor	Successor	Predecessor

Operating activities
Net income	$128,777	$17,901	$60,788
Adjustments to reconcile net income to cash flow provided by operating activities:
Depreciation and amortization	63,674	31,338	25,051
Purchase accounting step-up of inventory	—	38,625	—
Net (gain) loss on disposal of assets	(2,724)	—	1,884
Equity earnings	(3,303)	(1,546)	(2,922)
Provision for deferred income taxes	13,650	1,216	2,201
Write-off of debt issuance costs	1,482	11,603	—
Amortization of debt issuance costs	4,204	2,139	244
Other	6,550	1,867	2,616
Changes in operating assets and liabilities, net of effects from non-cash transactions:
Receivables	(110,344)	(23,690)	(78,749)
Inventories	(4,138)	32,174	(6,195)
Prepaid expenses and other assets	(7,286)	3,998	(5,254)
Accounts payable and accrued liabilities	30,357	21,408	5,253
Other long-term liabilities	2,981	3,733	(3,104)

Cash flow provided by operating activities	123,880	140,766	1,813

Investing activities
Proceeds from sales of assets	3,988	34,351	1,743
Investments and acquisitions	(167,033)	(1,025)	—
Capital additions	(28,021)	(46,364)	(4,235)
Repurchase of common stock and settlement of stock options in going-private merger transaction	(1,300)	(1,462,696)	—
Transaction costs paid in going-private merger transaction	(325)	(60,295)	—

Cash flow used in investing activities	(192,691)	(1,536,029)	(2,492)

Financing activities
Short-term debt borrowings	12,225	168	7,936
Short-term debt repayments	(12,400)	(4,337)	(6,834)
Long-term debt borrowings, net of debt issuance costs	489,530	1,797,573	5,034
Long-term debt repayments	(372,777)	(1,070,475)	(6,777)
Capital contribution by DHM Holding Company, Inc.	—	125,000	—
Proceeds from issuance of common stock	—	—	2,768
Dividends paid to minority shareholders	(918)	(1,055)	—
Dividends paid	(10,000)	—	(8,440)

Cash flow provided by (used in) financing activities	105,660	846,874	(6,313)

Effect of foreign exchange rate changes on cash and cash equivalents	(2,366)	3,405	1,025

Increase (decrease) in cash and cash equivalents	34,483	(544,984)	(5,967)
Cash and cash equivalents at beginning of period	33,482	641,000	646,967

Cash and cash equivalents at end of period	$67,965	$96,016	$641,000

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) include all adjustments necessary, which are of a normal recurring nature, to present fairly the Company’s financial position as of June 19, 2004 and January 3, 2004; its results of operations for the quarters and half years ended June 19, 2004 and June 14, 2003; and its cash flows for the half years then ended. The Company operates under a 52/53-week year. The quarters ended June 19, 2004 and June 14, 2003 are twelve weeks in duration. For a summary of significant accounting policies used in the preparation of these financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended January 3, 2004.

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

Interim results are subject to seasonal variations and are not necessarily indicative of the results of operations for a full year. The Company’s operations are sensitive to a number of factors including weather-related phenomena and their effects on industry volumes, prices, product quality and costs. Operations are also sensitive to fluctuations in currency exchange rates in both sourcing and selling locations as well as economic crises and security risks in developing countries. For additional information on market risks and related matters affecting the Company’s financial position and results of operations, refer to the Company’s Form 10-K for the year ended January 3, 2004.

Certain prior year amounts have been reclassified to conform with the 2004 presentation.

2.	INCOME TAXES

As a result of the consummation of the going-private merger transaction described in Note 1, income tax expense of $13.1 million for the quarter ended March 22, 2003 was based on earnings for the period from December 29, 2002 through March 22, 2003, to reflect the final separate financial reporting period for the Company in its predecessor form. After the consummation of the going-private merger transaction, the results of operations are attributable to the new successor company.

For the periods presented, the Company’s effective income tax rate differs from the U.S. federal statutory rate primarily due to earnings from operations being taxed in foreign jurisdictions at a net effective rate lower than the U.S. rate. No U.S. taxes have been provided on these earnings because such earnings are intended to be indefinitely invested outside the U.S.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3.	COMPREHENSIVE INCOME

The components of comprehensive income were as follows in each period (in thousands):

	Quarter Ended

	June 19,	June 14,
	2004	2003

	Successor	Successor

Net income	$67,943	$17,901
Unrealized foreign currency translation gain (loss), net	(1,334)	13,088
Reclassification of realized cash flow hedging losses to net income	2,821	518
Unrealized net gain (loss) on cash flow hedging instruments	4,182	(9,776)

Comprehensive income	$73,612	$21,731

	Half Year Ended	Quarter Ended

	June 19,	June 14,	March 22,
	2004	2003	2003

	Successor	Successor	Predecessor

Net income	$128,777	$17,901	$60,788
Unrealized foreign currency translation gain (loss), net	(7,844)	13,088	(195)
Reclassification of realized cash flow hedging losses to net income	6,605	518	586
Unrealized net gain (loss) on cash flow hedging instruments	4,937	(9,776)	3,606

Comprehensive income	$132,475	$21,731	$64,785

4.	INVENTORIES

The major classes of inventories were as follows (in thousands):

	June 19,	January 3,
	2004	2004

	Successor	Successor

Finished products	$231,780	$175,049
Raw materials and work in progress	108,251	101,621
Crop-growing costs	66,710	81,106
Operating supplies and other	52,356	52,029

	$459,097	$409,805

5.	BUSINESS ACQUISITION AND ALLOCATION OF PRELIMINARY PURCHASE PRICE

In June 2004, the Company acquired all of the outstanding capital stock of Wood Holdings, Inc. (“JR Wood”), a privately held frozen fruit producer and manufacturer. The acquisition of JR Wood allows the Company to expand its packaged foods product line and is a natural extension of the Dole brand into the frozen fruit section of the produce industry. The total purchase price, including transaction expenses, was $171.5 million in cash. This amount includes an estimate of $4.9 million payable to the selling shareholders for the reimbursement of certain tax liabilities incurred by the sellers as a result of the transaction. The results of operations of JR Wood have been included in the Company’s consolidated results of operations from June 8, 2004, the effective date of acquisition. Pro forma financial information is not presented, as it is not material.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Due to the acquisition closing late in the Company’s second quarter, certain asset valuations have not yet been completed. Accordingly, a preliminary purchase price allocation has been prepared based on information available to management at the date of filing of these condensed consolidated financial statements. Reasonable changes to the values of long-lived assets and goodwill are expected as additional information becomes available. The following represents the estimated values attributable to the assets acquired and liabilities assumed as of the date of the acquisition.

(In thousands)

Current assets	$61,248
Property, plant and equipment	62,177
Intangible assets	10,000
Goodwill	57,815
Other assets	105

Total assets acquired	191,345
Current liabilities	19,741
Other long-term liabilities	87

Total liabilities assumed	19,828

Net assets acquired	$171,517

Expected synergies of the combined operations and the ability to readily leverage the Dole brand in the frozen fruit business were the primary factors that contributed to a purchase price that resulted in the recognition of goodwill. Goodwill has been included in the Company’s packaged foods segment and is fully deductible for tax purposes over a 15-year period.

The $10 million allocated to intangible assets is a preliminary valuation of customer relationships with finite lives. It is expected that these customer relationships will be amortized over approximately 10 years. Refer to Note 6 for additional information on goodwill and acquired intangible assets.

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets were as follows (in thousands):

	June 19,	January 3,
	2004	2004

	Successor	Successor

Goodwill	$506,598	$448,751
Intangible assets	744,887	739,859

	$1,251,485	$1,188,610

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The goodwill balance at January 3, 2004 resulted primarily from the going-private merger transaction (Note 1). The increase in goodwill from January 3, 2004 to June 19, 2004 is primarily due to the acquisition of JR Wood (Note 5). Details of the Company’s intangible assets were as follows (in thousands):

	June 19,	January 3,
	2004	2004

	Successor	Successor

Amortized intangible assets:
Customer relationships	$38,351	$28,351
Licenses	20,688	20,688
Other amortized intangible assets	9,311	9,039

	68,350	58,078
Accumulated amortization — customer relationships	(3,489)	(2,181)
Accumulated amortization — licenses	(9,194)	(5,747)
Other accumulated amortization	(5,298)	(4,809)

Accumulated amortization — intangible assets	(17,981)	(12,737)
Intangible assets, net	50,369	45,341
Unamortized intangible assets:
Trademark, trade names and other related intangibles	694,518	694,518

Total intangible assets, net	$744,887	$739,859

Amortization expense of intangible assets totaled $2.5 million, $5.3 million and $2.4 million for the quarter ended June 19, 2004, half year ended June 19, 2004 and quarter ended June 14, 2003, respectively. There was no amortization expense related to intangible assets during the quarter ended March 22, 2003. As of June 19, 2004, the estimated remaining amortization expense associated with the Company’s intangible assets in each of the next five fiscal years is as follows (in thousands):

Fiscal Year	Amount

2004	$5,926
2005	$11,006
2006	$3,481
2007	$2,835
2008	$2,835

Due to the preliminary nature of the purchase price allocation, the above amounts exclude any future amortization expense of intangible assets acquired in connection with the JR Wood acquisition. Based on the preliminary purchase price allocation (Note 5), amortization expense of these intangible assets would approximate $1 million per year.

The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142), during the second quarter of fiscal 2004. This review indicated no impairment to goodwill or any of the Company’s intangible assets.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.	LONG-TERM DEBT

Long-term debt consisted of the following amounts (in thousands):

	June 19,	January 3,
	2004	2004

	Successor	Successor

Unsecured debt:
8.625% notes due 2009	$400,000	$400,000
7.25% notes due 2010	400,000	400,000
8.875% notes due 2011	475,000	475,000
8.75% debentures due 2013	155,000	155,000
Secured debt:
Revolving credit facility	34,750	20,000
Term loan facilities	409,926	305,000
Contracts and notes due 2004–2009, at a weighted-average interest rate of 8.02% (5.64% in 2003)	3,006	2,598
Capital lease obligations	93,105	93,550
Unamortized debt discount	(1,842)	(1,996)

	1,968,945	1,849,152
Current maturities	(38,266)	(45,627)

	$1,930,679	$1,803,525

The Company amortized deferred debt costs of $2.1 million, $4.2 million, $2.1 million and $0.2 million during the quarter and half year ended June 19, 2004 and quarters ended June 14, 2003 and March 22, 2003, respectively. Weighted-average interest rates on the revolving credit and term loan facilities were approximately 5.25% and 4.08%, respectively, at June 19, 2004. At June 19, 2004, the Company had approximately $180.5 million available under the $300 million revolving credit portion of the senior secured credit facilities.

In February 2004, the Company executed a fourth amendment to its senior secured credit facility agreement. Under the fourth amendment, HoldCo transferred all of the outstanding capital stock of the Company to a new intermediate holding company, Dole Holding Company, LLC. The fourth amendment also permits Dole Holding Company, LLC to issue up to $250 million of senior notes that would be structurally subordinated to Dole’s existing senior notes and debentures. The proceeds of any such senior note offerings would be required to promptly be either: (a) contributed or loaned to the Company to repay its revolving loans or for its other working capital or general corporate purposes, or (b) loaned or dividended to DHM Holding Company, Inc. for investment in a company formed by DHM Holding Company, Inc. for the development, construction and operation of a wellbeing center/hotel/spa/conference center/studio and reasonably related extensions thereof. In addition, among other provisions, the amendment permits the Company to pay dividends, subject to certain restrictions, as defined in the amendment.

In May 2004, the Company executed a fifth amendment to its senior secured revolving credit facility agreement. The fifth amendment: (a) permitted the Company to enter into a new $175 million term loan (“Term Loan E”) to finance the acquisition of JR Wood, (b) reduced the interest rate by 25 basis points on the pre-existing term loan, (c) increased the permitted acquisition basket and the incremental term loan size, and (d) increased the bank debt leverage ratio. Term Loan E matures in September 2008 and has substantially the same terms as the pre-existing term loan, except that the term loan is repayable in a lump sum on the maturity date.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In July 2004, Dole Holding Company, LLC borrowed $150 million under a Second Lien Senior Credit Agreement. As collateral for borrowing under this agreement, Dole Holding Company, LLC has granted a second lien on the Company’s capital stock. Amounts borrowed under this agreement may be distributed to HoldCo or contributed and/or loaned to the Company.

During the quarter and half year ended June 19, 2004, the Company wrote off approximately $1.5 million of deferred debt issuance costs as a result of term loan prepayments.

At June 19, 2004, the Company was in compliance with all applicable covenants under the senior secured credit facilities and the indentures to the Company’s senior notes and debentures.

8.	DIVIDENDS

During the half year ended June 19, 2004, the Company declared and paid dividends of $10 million to its parent company, Dole Holding Company, LLC. Dole Holding Company, LLC is a Delaware limited liability company and a direct, wholly owned subsidiary of HoldCo. No dividends were declared in the quarters ended June 19, 2004 and June 14, 2003. With respect to the Predecessor, during the quarter ended March 22, 2003, the Company declared and paid dividends of approximately $8.4 million on its common shares representing a quarterly dividend of 15 cents per share. The Company’s ability to declare future dividends is restricted under the terms of its senior secured credit facilities and bond indentures.

9.	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for the Company’s U.S. and international pension plans and other postretirement benefit (“OPRB”) plans were as follows (in thousands):

	Pension Plans		OPRB Plans

	Quarter Ended		Quarter Ended

	June 19,	June 14,	June 19,	June 14,
	2004	2003	2004	2003

	Successor	Successor	Successor	Successor

Components of net periodic benefit cost
Service cost	$1,531	$1,366	$21	$20
Interest cost	4,746	4,897	1,096	1,087
Expected return on plan assets	(4,032)	(5,643)	—	—
Amortization of:
Unrecognized net loss	60	35	6	5
Unrecognized prior service cost (benefit)	15	16	(52)	(31)
Unrecognized net transition obligation	10	8	—	—
Other	—	24	—	—

	$2,330	$703	$1,071	$1,081

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Pension Plans			OPRB Plans

	Half Year	Quarter	Quarter	Half Year	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended	Ended
	June 19,	June 14,	March 22,	June 19,	June 14,	March 22,
	2004	2003	2003	2004	2003	2003

	Successor	Successor	Predecessor	Successor	Successor	Predecessor

Components of net periodic benefit cost
Service cost	$3,148	$1,366	$1,462	$44	$20	$21
Interest cost	10,196	4,897	5,552	2,380	1,087	1,238
Expected return on plan assets	(8,786)	(5,643)	(6,266)	—	—	—
Amortization of:
Unrecognized net loss	118	35	160	12	5	56
Unrecognized prior service cost (benefit)	2	16	76	(109)	(31)	(147)
Unrecognized net transition obligation	19	8	22	—	—	—
Other	—	24	1,017	—	—	—

	$4,697	$703	$2,023	$2,327	$1,081	$1,168

In May 2004, the FASB issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2) in response to a new law regarding prescription drug benefits under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. The impact of the subsidy, if any, has not yet been determined, and as such has not been recognized in the condensed consolidated financial statements.

10.	SEGMENT INFORMATION

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

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Revenues from external customers and EBIT for the reportable operating segments and corporate and other were as follows (in thousands):

	Quarter Ended

	June 19,	June 14,
	2004	2003

	Successor	Successor

Revenues from external customers:
Fresh fruit	$910,174	$830,737
Fresh vegetables	212,518	199,973
Packaged foods	139,221	134,482
Fresh-cut flowers	45,985	44,201
Other operating segments	8,061	7,429

	$1,315,959	$1,216,822

	Quarter Ended

	June 19,	June 14,
	2004	2003

	Successor	Successor

EBIT:
Fresh fruit	$93,260	$80,956
Fresh vegetables	17,837	18,360
Packaged foods	17,268	(5,817)
Fresh-cut flowers	4,590	(1,110)
Other operating segments	304	(245)

Total operating segments	133,259	92,144
Corporate and other	(15,748)	(32,640)
Interest expense	34,653	37,779

Income before income taxes	$82,858	$21,725

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Half Year Ended	Quarter Ended

	June 19,	June 14,	March 22,
	2004	2003	2003

	Successor	Successor	Predecessor
(in thousands)
Revenues from external customers:
Fresh fruit	$1,783,496	$830,737	$725,115
Fresh vegetables	412,601	199,973	176,865
Packaged foods	266,794	134,482	116,712
Fresh-cut flowers	95,544	44,201	48,506
Other operating segments	12,108	7,429	5,972

	$2,570,543	$1,216,822	$1,073,170

EBIT:
Fresh fruit	$174,627	$80,956	$70,174
Fresh vegetables	40,443	18,360	16,703
Packaged foods	30,312	(5,817)	11,693
Fresh-cut flowers	9,248	(1,110)	6,394
Other operating segments	189	(245)	65

Total operating segments	254,819	92,144	105,029
Corporate and other	(28,560)	(32,640)	(11,494)
Interest expense	69,394	37,779	19,647

Income before income taxes	$156,865	$21,725	$73,888

Total assets for the reportable operating segments and corporate and other were as follows (in thousands):

	June 19,	January 3,
	2004	2004

	Successor	Successor

Fresh fruit	$2,260,252	$2,177,541
Fresh vegetables	380,862	382,451
Packaged foods	580,536	376,936
Fresh-cut flowers	143,710	144,199
Other operating segments	9,564	10,926

Total operating segments	3,374,924	3,092,053
Corporate and other	903,731	895,831

	$4,278,655	$3,987,884

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Goodwill has been allocated to the Company’s reporting segments as follows (in thousands):

June 19,
2004

Successor

Fresh fruit	$341,572
Fresh vegetables	89,025
Packaged foods	76,001
Fresh-cut flowers	—
Other operating segments	—

$506,598

11.	CONTINGENCIES

The Company is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to its operations. As of June 19, 2004 and January 3, 2004, these guarantees primarily consisted of guarantees for bank loans to its growers and other affiliates of $4.4 million and $6.7 million, respectively. Grower guarantees represent guarantees of amounts advanced, under third party bank agreements, to independent growers that supply the Company with product. The Company has not historically experienced any significant losses associated with these guarantees.

As part of its normal business activities, the Company and its subsidiaries also provide guarantees to various regulatory authorities, primarily in Europe, in order to comply with foreign regulations when operating businesses overseas. These guarantees relate to customs duties and banana import license fees that are granted to the European Union member states’ agricultural authority. These guarantees are obtained from commercial banks in the form of letters of credit or bank guarantees. In addition, the Company issues letters of credit and bonds through major banking institutions and insurance companies as required by certain vendor and other operating agreements. As of June 19, 2004 and January 3, 2004, total letters of credit and bonds outstanding were $106.9 million and $91.7 million, respectively.

The Company also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. The Company guaranteed $164.0 million and $148.1 million of its subsidiaries’ obligations to their suppliers and other third parties as of June 19, 2004 and January 3, 2004, respectively.

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

Currently there are 566 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP. Eleven of these lawsuits are currently pending in various jurisdictions in the United States, with the remainder pending in Latin America and the Philippines. In the United States, plaintiffs have twice moved to re-open and remand to state court two previously dismissed cases pursuant to the United States Supreme Court’s decision in Dole Food Company, Inc. v. Patrickson. The first such motion was denied on March 15, 2004. With respect to the second motion, the Court determined that the cases should be remanded to the state courts for those courts to determine whether or not the cases should be reopened. Plaintiffs have also remanded five other cases to state courts in Texas and Louisiana as a result of the Patrickson decision. In one of those actions pending in Texas state court, a trial is scheduled for March 2005, which will involve an initial trial panel of nine out of 378 Costa Rican plaintiffs. Claimed damages in DBCP cases worldwide total approximately $21.7 billion, with the lawsuits in Nicaragua representing approximately 81% of this amount. In almost all of these cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against the Company.

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

Thirty six cases are being actively litigated in civil trial courts in Managua (26), Chinendega (8) and Puerto Cabezas (2). In all of those cases, the Company has sought to have the cases returned to the United States pursuant to Law 364. Notwithstanding, the Chinendega court denied the Company’s request with respect to seven of the eight cases pending there; and the Managua court denied the Company’s request with respect to seven of the 26 cases pending there. The Company’s requests as to the remaining 22 cases are still pending. Fourteen of the 26 Managua cases have resulted in judgments for the claimants: $489.4 million (nine cases with 468 claimants) on December 13, 2002; $82.9 million (58 claimants) on February 25, 2004; $15.7 million (20 claimants) and $4 million (four claimants) on May 25, 2004; $59 million (72 claimants) on June 14, 2004; and $64.8 million (86 claimants) on June 15, 2004.

The claimants’ attempted enforcement of the December 13, 2002 judgment in the United States resulted in the dismissal with prejudice of that action by the United States District Court for the Central District of California on October 20, 2003. The claimants have appealed to the United States Court of Appeals for the Ninth Circuit. Dole expects to prevail in that appeal. The claimants have attempted to enforce the February 25, 2004 judgment in Ecuador. Dole does not expect the judgment to be enforced by the Ecuador courts.

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

On December 23, 2003, the Company filed an action in the United States District Court for the Central District of California against 934 Nicaraguans seeking, among other things, declaratory relief against the claimants in eight of the Managua court actions. This action was dismissed on July 18, 2004. The Court declined to exercise jurisdiction over Dole’s claims for declaratory judgment based on its finding that there is presently no actual controversy in the United States between Dole and the DBCP claimants because they have not sought to enforce an additional Nicaraguan judgment in the United States.

A lawsuit against the Company and various manufacturers of DBCP is currently pending in the Superior Court for the County of Los Angeles on behalf of 25 Nicaraguan banana workers, who allege that they were injured as a result of exposure to DBCP and seeking unspecified damages. As to this and all the DBCP matters, the Company has denied liability and asserted substantial defenses. Although no assurance can be given concerning the outcome of these cases, in the opinion of management, after consultation with legal counsel and based on past experience defending and settling DBCP claims, the pending lawsuits are not expected to have a material adverse effect on the Company’s financial condition or results of operations.

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

The accompanying guarantor condensed consolidating financial information is presented on the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the Company’s share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions. Certain prior year amounts have been reclassified, including investments in consolidated subsidiaries, to conform with 2004 presentation.

The following are condensed consolidating statements of operations of the Company for the quarters ended June 19, 2004, June 14, 2003, March 22, 2003 and half year ended June 19, 2004; condensed consolidating balance sheets as of June 19, 2004 and January 3, 2004; and condensed consolidating statements of cash flows for the half year ended June 19, 2004 and quarters ended June 14, 2003 and March 22, 2003.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SUCCESSOR
For the Quarter Ended June 19, 2004

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$108,080	$471,907	$1,008,477	$(272,505)	$1,315,959
Cost of products sold	80,971	417,358	873,051	(272,505)	1,098,875

Gross margin	27,109	54,549	135,426	—	217,084
Selling, marketing and general and administrative expenses	26,987	23,784	48,605		99,376

Operating income	122	30,765	86,821	—	117,708
Equity in subsidiary income	101,238	80,811	—	(182,049)	—
Other income (expense), net	(243)	(163)	(665)	—	(1,071)
Interest income	9	56	809	—	874
Interest expense	29,998	66	4,589	—	34,653

Income before income taxes	71,128	111,403	82,376	(182,049)	82,858
Income taxes	3,185	10,322	1,408	—	14,915

Net income	$67,943	$101,081	$80,968	$(182,049)	$67,943

SUCCESSOR

For the Quarter Ended June 14, 2003

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$109,390	$456,313	$925,090	$(273,971)	$1,216,822
Cost of products sold	95,315	409,605	817,811	(273,971)	1,048,760

Gross margin	14,075	46,708	107,279	—	168,062
Selling, marketing and general and administrative expenses	36,790	24,621	38,072	—	99,483

Operating income (loss)	(22,715)	22,087	69,207	—	68,579
Equity in subsidiary income	79,474	63,041	—	(142,515)	—
Other income (expense), net	(3,406)	350	(7,131)	—	(10,187)
Interest income	151	79	882	—	1,112
Interest expense	29,910	79	7,790	—	37,779

Income before income taxes	23,594	85,478	55,168	(142,515)	21,725
Income taxes	5,693	6,112	(7,981)	—	3,824

Net income	$17,901	$79,366	$63,149	$(142,515)	$17,901

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SUCCESSOR
For the Half Year Ended June 19, 2004

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$215,695	$951,615	$1,952,383	$(549,150)	$2,570,543
Cost of products sold	163,417	838,072	1,698,214	(549,150)	2,150,553

Gross margin	52,278	113,543	254,169	—	419,990
Selling, marketing and general and administrative expenses	53,599	46,011	95,184	—	194,794

Operating income (loss)	(1,321)	67,532	158,985	—	225,196
Equity in subsidiary income	190,207	145,412	—	(335,619)	—
Other income (expense), net	(486)	(201)	(46)	—	(733)
Interest income	56	129	1,611	—	1,796
Interest expense	59,644	108	9,642	—	69,394

Income before income taxes	128,812	212,764	150,908	(335,619)	156,865
Income taxes	35	23,758	4,295	—	28,088

Net income	$128,777	$189,006	$146,613	$(335,619)	$128,777

SUCCESSOR

For the Quarter Ended June 14, 2003

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$109,390	$456,313	$925,090	$(273,971)	$1,216,822
Cost of products sold	95,315	409,605	817,811	(273,971)	1,048,760

Gross margin	14,075	46,708	107,279	—	168,062
Selling, marketing and general and administrative expenses	36,790	24,621	38,072	—	99,483

Operating income (loss)	(22,715)	22,087	69,207	—	68,579
Equity in subsidiary income	79,474	63,041	—	(142,515)	—
Other income (expense), net	(3,406)	350	(7,131)	—	(10,187)
Interest income	151	79	882	—	1,112
Interest expense	29,910	79	7,790	—	37,779

Income before income taxes	23,594	85,478	55,168	(142,515)	21,725
Income taxes	5,693	6,112	(7,981)	—	3,824

Net income	$17,901	$79,366	$63,149	$(142,515)	$17,901

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

PREDECESSOR
For the Quarter Ended March 22, 2003

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$96,185	$432,831	$803,294	$(259,140)	$1,073,170
Cost of products sold	69,640	371,625	712,914	(259,140)	895,039

Gross margin	26,545	61,206	90,380	—	178,131
Selling, marketing and general and administrative expenses	28,887	23,285	37,169	—	89,341

Operating income (loss)	(2,342)	37,921	53,211	—	88,790
Equity in subsidiary income	73,874	51,568	—	(125,442)	—
Other income (expense), net	(165)	119	2,091	—	2,045
Interest income	1,179	119	1,402	—	2,700
Interest expense	17,831	28	1,788	—	19,647

Income before income taxes	54,715	89,699	54,916	(125,442)	73,888
Income taxes	(6,073)	16,024	3,149	—	13,100

Net income	$60,788	$73,675	$51,767	$(125,442)	$60,788

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

SUCCESSOR
As of June 19, 2004

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$10,634	$(11,404)	$68,735	$—	$67,965
Receivables, net of allowances	102,726	103,418	452,697	—	658,841
Inventories	75,944	112,102	271,051	—	459,097
Prepaid expenses	7,055	12,861	33,994	—	53,910
Deferred income tax assets	23,676	23,975	134	—	47,785

Total current assets	220,035	240,952	826,611	—	1,287,598
Investments	2,325,772	1,871,506	81,854	(4,195,444)	83,688
Property, plant and equipment, net	302,955	364,015	839,329	—	1,506,299
Goodwill and intangible assets, net	791,120	104,809	355,556	—	1,251,485
Other assets, net	63,350	9,303	76,932	—	149,585

Total assets	$3,703,232	$2,590,585	$2,180,282	$(4,195,444)	$4,278,655

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$84,504	$278,992	$427,669	$—	$791,165
Current portion of long-term debt	(335)	700	37,901	—	38,266
Notes payable	—	633	1,153	—	1,786

Total current liabilities	84,169	280,325	466,723	—	831,217
Intercompany payables (receivables)	692,214	(102,008)	(590,206)	—	—
Long-term debt	1,638,243	1,323	291,113	—	1,930,679
Deferred income tax liabilities	355,555	52,446	33,094	—	441,095
Other long-term liabilities	354,148	34,373	78,649	—	467,170
Minority interests	—	5,519	24,072	—	29,591
Total shareholders’ equity	578,903	2,318,607	1,876,837	(4,195,444)	578,903

Total liabilities and shareholders’ equity	$3,703,232	$2,590,585	$2,180,282	$(4,195,444)	$4,278,655

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

SUCCESSOR
As of January 3, 2004

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$7,424	$(20,498)	$46,556	$—	$33,482
Receivables, net of allowances	124,773	80,178	355,298	—	560,249
Inventories	66,567	77,716	265,522	—	409,805
Prepaid expenses	9,485	12,009	33,068	—	54,562
Deferred income tax assets	23,677	24,265	133	—	48,075

Total current assets	231,926	173,670	700,577	—	1,106,173
Investments	1,997,222	1,734,747	80,891	(3,729,801)	83,059
Property, plant and equipment, net	298,332	311,327	860,220	—	1,469,879
Goodwill and intangible assets, net	734,664	92,301	361,645	—	1,188,610
Other assets, net	50,104	8,685	81,374	—	140,163

Total assets	$3,312,248	$2,320,730	$2,084,707	$(3,729,801)	$3,987,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$129,251	$271,091	$378,900	$—	$779,242
Current portion of long-term debt	(335)	638	45,324	—	45,627
Notes payable	—	888	1,060	—	1,948

Total current liabilities	128,916	272,617	425,284	—	826,817
Intercompany payables (receivables)	605,902	(36,122)	(569,780)	—	—
Long-term debt	1,448,338	1,494	353,693	—	1,803,525
Deferred income tax liabilities	362,596	53,250	35,585	—	451,431
Other long-term liabilities	310,068	33,538	79,318	—	422,924
Minority interests	—	4,494	22,265	—	26,759
Total shareholders’ equity	456,428	1,991,459	1,738,342	(3,729,801)	456,428

Total liabilities and shareholders’ equity	$3,312,248	$2,320,730	$2,084,707	$(3,729,801)	$3,987,884

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SUCCESSOR
For the Half Year Ended June 19, 2004

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$(8,598)	$14,420	$118,058	$—	$123,880

INVESTING ACTIVITIES
Proceeds from sales of assets	913	200	2,875	—	3,988
Investments and acquisitions	(164,070)	(32)	(2,931)	—	(167,033)
Capital additions	(3,160)	(5,157)	(19,704)	—	(28,021)
Repurchase of common stock in going-private merger transaction	(1,300)	—	—	—	(1,300)
Transaction costs paid in going-private merger transaction	(325)	—	—	—	(325)

Cash flow used in investing activities	(167,942)	(4,989)	(19,760)	—	(192,691)

FINANCING ACTIVITIES
Short-term debt borrowings	—	355	11,870	—	12,225
Short-term debt repayments	—	(610)	(11,790)	—	(12,400)
Long-term debt borrowings	469,150	274	20,106	—	489,530
Long-term debt repayments	(279,400)	(338)	(93,039)	—	(372,777)
Dividends paid to minority shareholders	—	(18)	(900)	—	(918)
Dividends paid	(10,000)	—	—	—	(10,000)

Cash flow provided by (used in) financing activities	179,750	(337)	(73,753)	—	105,660

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(2,366)	—	(2,366)

Increase in cash and cash equivalents	3,210	9,094	22,179	—	34,483
Cash and cash equivalents at beginning of period	7,424	(20,498)	46,556	—	33,482

Cash and cash equivalents at end of period	$10,634	$(11,404)	$68,735	$—	$67,965

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SUCCESSOR
For the Quarter Ended June 14, 2003

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$(147,722)	$(5,595)	$294,083	$—	$140,766

INVESTING ACTIVITIES
Proceeds from sales of assets	29,154	2,599	2,598	—	34,351
Purchases of investments	(1,022)	—	(3)	—	(1,025)
Capital additions	(573)	(981)	(44,810)	—	(46,364)
Repurchase of common stock and settlement of stock options in going-private merger transaction	(937,696)	—	(525,000)	—	(1,462,696)
Transaction costs paid in going-private merger transaction	(60,295)	—	—	—	(60,295)

Cash flow provided by (used in) investing activities	(970,432)	1,618	(567,215)	—	(1,536,029)

FINANCING ACTIVITIES
Short-term debt borrowings	—	168	—	—	168
Short-term debt repayments	—	(313)	(4,024)	—	(4,337)
Long-term debt borrowings, net of debt issuance costs	1,166,861	505	630,207	—	1,797,573
Long-term debt repayments	(693,544)	(287)	(376,644)	—	(1,070,475)
Dividends paid to minority shareholders	—	(755)	(300)	—	(1,055)
Capital contribution by DHM Holding Company, Inc.	125,000	—	—	—	125,000

Cash flow provided by (used in) financing activities	598,317	(682)	249,239	—	846,874

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	3,405	—	3,405

Decrease in cash and cash equivalents	(519,837)	(4,659)	(20,488)	—	(544,984)
Cash and cash equivalents at beginning of period	531,591	(637)	110,046	—	641,000

Cash and cash equivalents at end of period	$11,754	$(5,296)	$89,558	$—	$96,016

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

PREDECESSOR
For the Quarter Ended March 22, 2003

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$146,297	$2,259	$(146,743)	$—	$1,813

INVESTING ACTIVITIES
Proceeds from sales of assets	834	33	876	—	1,743
Capital additions	(621)	—	(3,614)	—	(4,235)

Cash flow provided by (used in) investing activities	213	33	(2,738)	—	(2,492)

FINANCING ACTIVITIES
Short-term debt borrowings	—	1,786	6,150	—	7,936
Short-term debt repayments	(4,353)	(1,730)	(751)	—	(6,834)
Long-term debt borrowings	—	15	5,019	—	5,034
Long-term debt repayments	—	(143)	(6,634)	—	(6,777)
Proceeds from issuance of common stock	2,768	—	—	—	2,768
Dividends paid	(8,440)	—	—	—	(8,440)

Cash flow provided by (used in) financing activities	(10,025)	(72)	3,784	—	(6,313)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	1,025	—	1,025

Increase (decrease) in cash and cash equivalents	136,485	2,220	(144,672)	—	(5,967)
Cash and cash equivalents at beginning of period	395,106	(2,857)	254,718	—	646,967

Cash and cash equivalents at end of period	$531,591	$(637)	$110,046	$—	$641,000

DOLE FOOD COMPANY, INC.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

In the second quarter of 2004, the Company’s revenues grew 8% and operating income grew 72% compared to the prior year. The sales growth was driven by all of the Company’s operating segments. The increase in operating income was primarily a result of significantly lower purchase accounting and transaction expenses associated with the 2003 going-private merger transaction. Excluding the impact of prior year purchase accounting and transaction expenses, second quarter results were slightly lower. This was due to higher earnings from the packaged foods and fresh flowers segments, lower fresh vegetables segment earnings and relatively flat fresh fruit segment earnings. Net income was $67.9 million for the second quarter of 2004 compared to $17.9 million in the second quarter of 2003. This increase reflects the Company’s improved operating income, partially offset by a significantly higher income tax expense.

During the second quarter, the Company completed its acquisition of J.R. Wood, Inc. (“JR Wood”), a frozen fruit producer and manufacturer located in central California with 2003 annual revenues of approximately $140 million. The total purchase price, including transaction expenses, was $171.5 million in cash. This amount includes $4.9 million payable to the selling shareholders as reimbursement for certain tax liabilities the sellers incurred as a result of the transaction. The acquisition of JR Wood was financed with a new $175 million term loan under the Company’s senior secured credit facilities. The transaction closed on June 8, 2004, near the Company’s quarter end, and accordingly the impact on operating results for the quarter was not significant. JR Wood has been included in the Company’s packaged foods operating segment.

On March 28, 2003, the Company completed a going-private merger transaction. Pursuant to this transaction, the Company became wholly owned by David H. Murdock, the Company’s Chairman, President and Chief Executive Officer, through DHM Holding Company, Inc. Details of this transaction can be found in the Company’s Form 10-K for the year ended January 3, 2004.

Results of Operations

As a result of the going-private merger transaction, the Company’s Condensed Consolidated Financial Statements present the results of operations, financial position and cash flows prior to the date of the merger transaction as the “Predecessor.” The merger transaction and the Company’s results of operations, financial position and cash flows thereafter are presented as the “Successor.” Predecessor results have not been aggregated with those of the Successor in accordance with accounting principles generally accepted in the U.S. and accordingly the Company’s Condensed Consolidated Financial Statements do not show results of operations or cash flows for the half year ended June 14, 2003. However, in order to facilitate an understanding of the Company’s results in comparison with the half year ended June 19, 2004, the results of operations of the Predecessor for the quarter ended March 22, 2003 and the Successor for the quarter ended June 14, 2003, are presented combined (“Combined”).

Selected results of operations for the quarters and half years ended June 19, 2004 and June 14, 2003 were as follows (in thousands):

	Quarter Ended

	June 19,	June 14,
	2004	2003

	Successor	Successor

Revenues, net	$1,315,959	$1,216,822
Operating income	$117,708	$68,579
Interest income and other income (expense), net	$(197)	$(9,075)
Interest expense	$34,653	$37,779
Income taxes	$14,915	$3,824
Net income	$67,943	$17,901

	Half Year Ended	Quarter Ended		Half Year Ended

	June 19,	June 14,	March 22,	June 14,
	2004	2003	2003	2003

	Successor	Successor	Predecessor	Combined

Revenues, net	$2,570,543	$1,216,822	$1,073,170	$2,289,992
Operating income	$225,196	$68,579	$88,790	$157,369
Interest income and other income (expense), net	$1,063	$(9,075)	$4,745	$(4,330)
Interest expense	$69,394	$37,779	$19,647	$57,426
Income taxes	$28,088	$3,824	$13,100	$16,924
Net income	$128,777	$17,901	$60,788	$78,689

Revenues

For the quarter ended June 19, 2004, revenues increased to $1.32 billion from $1.22 billion in the quarter ended June 14, 2003. The increase is due to favorable exchange rates, higher banana sales in Europe and Asia, significantly higher worldwide volumes of Dole Tropical Gold® pineapples, higher sales of packaged salads and increased demand in Europe and Asia for the Company’s packaged foods products. Exchange rates for the euro, Swedish krona, and Japanese yen positively impacted revenues, primarily in the fresh fruit segment, by approximately $40 million. These benefits were offset by lower banana and commodity vegetable sales in North America, lower pineapple pricing in Europe, and lower sales of Chilean deciduous fruit.

For the half year ended June 19, 2004, revenues increased 12% to $2.57 billion from $2.29 billion in the prior year. Favorable U.S. dollar exchange rates versus the euro, Swedish krona and Japanese yen positively impacted revenues, primarily in the fresh fruit segment, by approximately $101 million. Revenues also benefited from overall improved volumes in the Company’s fresh fruit, fresh vegetables and packaged foods segments and expanded business activity in the European ripening and distribution and commercial cargo businesses. These increases were partially offset by lower commodity vegetable sales and the sale of Fabrica, a Honduran palm oil business, in the prior year.

Operating Income

For the quarter ended June 19, 2004, operating income increased to $117.7 million from $68.6 million in the quarter ended June 14, 2003. The increase was primarily attributable to the absence of purchase accounting expenses related to the step-up of inventory of $38.6 million and privatization expenses of $11.0 million. These expenses were incurred in the second quarter of 2003 as a result of the going-private merger transaction. The increase was also due to improved operating results from the Company’s packaged foods and fresh flowers segments. Favorable U.S. dollar exchange rates, primarily versus the euro, the Swedish krona and Japanese yen, further benefited the quarter by approximately $1.7 million, net of current year hedge gains and losses. These benefits were partially offset by lower results from fresh vegetables. Excluding the impact of purchase accounting, fresh fruit results were flat, with stronger performance from pineapple and commercial cargo offset by a decrease in North America banana earnings.

For the half year ended June 19, 2004, operating income increased to $225.2 million from $157.4 million in the prior year. The increase was primarily attributable to the absence of inventory related purchase accounting and privatization expenses, as well as favorable exchange rates and strong results from the fresh fruit, fresh vegetables, and packaged foods reporting segments. Exchange rates benefited the half year by approximately $8 million, net of current year hedge gains and losses.

Interest Income and Other Income (Expense), Net

For the quarter ended June 19, 2004, interest income and other income (expense), net was ($0.2) million compared to ($9.1) million in the prior year. The improvement was primarily due to a $10.5 million charge in the prior year relating to the early retirement of debt, compared to a similar charge of $1.5 million in the current year. This improvement was partially offset by lower interest income due to lower cash balances in the current year. For the half year ended June 19, 2004, interest income and other income (expense), net was $1.1 million compared to ($4.3) million in the prior year. The improvement was primarily due to the same factors that impacted the quarter, partially offset by lower equity earnings.

Interest Expense

Interest expense for the quarter ended June 19, 2004 was $34.7 million compared to $37.8 million in the quarter ended June 14, 2003. Interest expense in the quarter ended June 19, 2004 decreased primarily as a result of lower average debt balances during the quarter.

Interest expense for the half year ended June 19, 2004 was $69.4 million compared to $57.4 million in the half year ended June 14, 2003 primarily as a result of the issuance of additional debt in the second quarter of 2003 to finance the going-private merger transaction, as well as vessel lease obligations capitalized due to the adoption of FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, in 2003.

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

Income tax expense for the quarter and half year ended June 19, 2004 of approximately $14.9 million and $28.1 million, respectively, reflects the Company’s expected effective income tax rate for the full fiscal year ending January 1, 2005 of 18%. Income tax expense for the quarter ended June 14, 2003 of $3.8 million reflects the Company’s then expected effective income tax rate of approximately 18% for the three-quarter Successor period ended January 3, 2004. Income tax expense of approximately $13.1 million for the quarter ended March 22, 2003 reflects the Company’s effective income tax rate for that quarter of approximately 18%.

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

	Quarter Ended

	June 19,	June 14,
	2004	2003

	Successor	Successor

Revenues from external customers:
Fresh fruit	$910,174	$830,737
Fresh vegetables	212,518	199,973
Packaged foods	139,221	134,482
Fresh-cut flowers	45,985	44,201
Other operating segments	8,061	7,429

	$1,315,959	$1,216,822

EBIT:
Fresh fruit	$93,260	$80,956
Fresh vegetables	17,837	18,360
Packaged foods	17,268	(5,817)
Fresh-cut flowers	4,590	(1,110)
Other operating segments	304	(245)

Total operating segments	133,259	92,144
Corporate and other	(15,748)	(32,640)
Interest expense	34,653	37,779

Income before income taxes	$82,858	$21,725

	Half Year Ended	Quarter Ended		Half Year Ended

	June 19,	June 14,	March 22,	June 14,
	2004	2003	2003	2003

	Successor	Successor	Predecessor	Combined
(in thousands)
Revenues from external customers:
Fresh fruit	$1,783,496	$830,737	$725,115	$1,555,852
Fresh vegetables	412,601	199,973	176,865	376,838
Packaged foods	266,794	134,482	116,712	251,194
Fresh-cut flowers	95,544	44,201	48,506	92,707
Other operating segments	12,108	7,429	5,972	13,401

	$2,570,543	$1,216,822	$1,073,170	$2,289,992

	Half Year Ended	Quarter Ended		Half Year Ended

	June 19,	June 14,	March 22,	June 14,
	2004	2003	2003	2003

	Successor	Successor	Predecessor	Combined
(in thousands)
EBIT:
Fresh fruit	$174,627	$80,956	$70,174	$151,130
Fresh vegetables	40,443	18,360	16,703	35,063
Packaged foods	30,312	(5,817)	11,693	5,876
Fresh-cut flowers	9,248	(1,110)	6,394	5,284
Other operating segments	189	(245)	65	(180)

Total operating segments	254,819	92,144	105,029	197,173
Corporate and other	(28,560)	(32,640)	(11,494)	(44,134)
Interest expense	69,394	37,779	19,647	57,426

Income before income taxes	$156,865	$21,725	$73,888	$95,613

Fresh Fruit

Fresh fruit revenues in the quarter ended June 19, 2004 increased 10% to $910 million from $831 million in the quarter ended June 14, 2003. The increase in fresh fruit revenues was primarily due to the following: favorable exchange rates, improved volumes of Tropical Gold® pineapples sold in North America, Europe and Asia, higher banana volumes sold in Europe and higher local pricing of bananas in Asia. Higher volumes of deciduous and citrus fruit sold in Asia, expanded operations in the Europe ripening and distribution businesses and higher commercial cargo activity also contributed to the growth. Revenues were further impacted by lower pineapple pricing in North America and Europe and lower volumes of Chilean deciduous fruit. Fresh fruit revenues in the half year ended June 19, 2004 increased 15% to $1.78 billion from $1.56 billion in the half year ended June 14, 2003. Revenues for the half year were impacted mainly by the same factors affecting sales in the second quarter, as well as higher worldwide volumes of bananas and higher Chilean deciduous revenues.

Fresh fruit EBIT in the quarter ended June 19, 2004 increased 15% to $93.3 million from $81.0 million in the quarter ended June 14, 2003. EBIT increased primarily as a result of the same factors that drove the increase in revenues, as well as the absence of $11.6 million of purchase accounting expense related to the step up of inventory in the second quarter of 2003. Favorable exchange rates, net of hedging activity, benefited EBIT for the quarter ended June 19, 2004 by approximately $1.6 million. The increase in EBIT was partially offset by higher shipping costs and higher selling and marketing costs in Asia to support higher volumes. Fresh fruit EBIT in the half year ended June 19, 2004 increased to $174.6 million from $151.1 million in the half year ended June 14, 2003. The increase was primarily due to higher overall sales and the absence of inventory related purchase accounting expense in the current year. Favorable exchange rates, net of hedging activity, benefited EBIT for the half year ended June 19, 2004 by approximately $8.1 million. The increase in EBIT was partially offset by higher shipping and distribution costs, higher selling and marketing expenses in Europe and Asia and lower equity earnings.

Fresh Vegetables

Fresh vegetables revenues for the quarter ended June 19, 2004 increased 6% to $213 million from $200 million in the quarter ended June 14, 2003. The increase was due to higher volumes in the North American packaged salads business partially offset by lower prices. The increase in packaged salads revenue was offset by lower volumes and pricing in North American commodity vegetables, primarily iceberg lettuce, and lower commodity volumes in Asia. Fresh vegetables revenues in the half year ended June 19, 2004 increased 9% to $413 million from $377 million in the half year ended June 14, 2003. The increase was due to higher volumes in the North American packaged salads business partially offset by lower volumes of commodity vegetables in Asia.

Fresh vegetables EBIT for the quarter ended June 19, 2004 decreased 3% to $17.8 million from $18.4 million in the quarter ended June 14, 2003. The decrease in EBIT was primarily attributable to lower packaged salads and commodity vegetable prices, and higher packaged salad raw material and distribution costs. The decrease was partially offset by higher packaged salads volumes. Fresh vegetables EBIT for the half year ended June 19, 2004 increased to $40.4 million from $35.1 million in the half year ended June 14, 2003. The increase in half year EBIT was mainly attributable to the same factors that drove the increase in sales, partially offset by higher product and distribution costs.

Packaged Foods

Packaged foods revenues for the quarter ended June 19, 2004 increased 4% to $139.2 million from $134.5 million in the quarter ended June 14, 2003. The increase in revenues was primarily due to more new Fruit in Plastic Jars sold in North America, higher sales of concentrate, solid pineapple and fruit bowls in Europe, and higher volumes and pricing of canned fruit in Asia. The acquisition of JR Wood in June 2004 also contributed to the sales growth. JR Wood revenues were $3.9 million in the period June 8, 2004 through June 19, 2004. These increases were partially offset by lower volumes of canned fruit and juice due to the timing of Easter, which occurred two weeks earlier than in 2003 and the sale of Fabrica in the third quarter of 2003. Packaged foods revenues for the half year ended June 19, 2004 increased 6% to $266.8 million from $251.2 million in the half year ended June 14, 2003. With the exception of the timing of Easter, which had no impact on year-to-date volumes, the increase in half year sales was attributable to the same factors that drove the increase in the second quarter. The increase in revenues for the half year was partially offset by higher trade spending in North America, which is treated as a reduction in revenue. Fabrica revenues were $6.1 million and $11.8 million, respectively, in the quarter and half year ended June 14, 2003.

EBIT in the packaged foods segment for the quarter ended June 19, 2004 increased to $17.3 million from a loss of $5.8 million in the quarter ended June 14, 2003. EBIT in the half year ended June 19, 2004 increased to $30.3 million from $5.9 million in the half year ended June 14, 2003. These improvements were primarily due to the absence of $21.4 million of purchase accounting expense, related to the step up of inventory, incurred in the second quarter of 2003. The increase in EBIT was also due to higher sales and the acquisition of JR Wood, partially offset by the sale of Fabrica. JR Wood EBIT was $0.6 million in the period June 8, 2004 through June 19, 2004. Fabrica EBIT was $0.3 million and $0.8 million, respectively, in the quarter and half year ended June 14, 2003.

Fresh-Cut Flowers

Fresh-cut flowers revenues for the quarter ended June 19, 2004 increased 4% to $46 million from $44.2 million in the quarter ended June 14, 2003. The sales growth for the quarter ended June 19, 2004 was primarily attributable to higher volumes in the retail market. Revenues for the half year ended June 19, 2004 increased 3% to $95.5 million from $92.7 million in the half year ended June 14, 2003. The improvement for the half year was primarily due to higher volumes in the retail market and overall higher pricing for the segment.

EBIT in the fresh-cut flowers segment for the quarter ended June 19, 2004 increased to $4.6 million from a loss of $1.1 million in the quarter ended June 14, 2003. Fresh-cut flowers EBIT for the half year ended June 19, 2004 increased to $9.2 million from $5.3 million in the half year ended June 14, 2003. EBIT for the quarter and half year periods increased due to the absence of $5.2 million of inventory related purchase accounting expense incurred in the second quarter of 2003. EBIT also benefited from higher sales and income of $1.9 million related to Andean Trade Preference Act duty refunds. These benefits were partially offset by higher product costs due to unfavorable exchange rates and higher labor and material costs.

Corporate and Other

Corporate and other EBIT improved to a loss of $15.7 million in the quarter ended June 19, 2004 from a loss of $32.6 million in the quarter ended June 14, 2003. EBIT for the quarter ended June 19, 2004 benefited from a decrease in the write-off of debt issuance costs resulting from lower accelerated debt repayments. The Company wrote-off debt issuance costs of $1.5 million in the current quarter compared to $10.5 million in the second quarter of 2003. EBIT for the current quarter further benefited from lower legal expenses due to the absence of a legal settlement of $7.9 million in the second quarter of 2003. These benefits were offset by lower interest income due to lower average cash balances. Corporate and other EBIT for the half year ended June 19, 2004 decreased to a loss of $28.6 million from a loss of $44.1 million in the half year ended June 14, 2003. The change in EBIT for the half year is primarily due to the same factors that impacted EBIT for the quarter ended June 19, 2004.

Liquidity and Capital Resources

In the half year ended June 19, 2004, cash flows from operating activities decreased to $123.9 million from $142.6 million in the combined half year ended June 14, 2003. The decline in cash from operating activities of approximately $18.7 million was primarily due to higher receivables and inventory, as a result of higher second quarter sales. In addition, the Company received an income tax refund of $14.5 million in the first half of 2003 compared to an income tax refund received of $9 million in the first half of 2004. These factors were partially offset by higher earnings in the current year.

Cash flows used in investing activities decreased to $192.7 million in the half year ended June 19, 2004 from $1.539 billion in the combined half year ended June 14, 2003. The decrease is primarily a result of cash used in the second quarter of 2003 of approximately $1.52 billion to consummate the going-private merger transaction, as well as lower current year capital additions due to the timing of expenditures. The decrease in cash flows used in investing activities was partially offset by cash used in the acquisition of JR Wood of $167 million and lower current year proceeds from sale of assets, which, in the prior year, included $28.9 million from the sale-leaseback of an aircraft.

Cash flows from financing activities decreased to $105.7 million in the half year ended June 19, 2004 compared to cash flows from financing activities of $840.6 million in the half year ended June 14, 2003. The decrease is primarily due to the financing of the going-private merger transaction in the prior year, which included proceeds from the issuance of additional debt, net of issuance costs, of $802.7 million and an equity contribution of $125 million. The decrease in cash flows from financing activities was partially offset by the issuance of a new term loan of $175 million to finance the acquisition of JR Wood, as well as lower current year debt repayments, net of borrowings, of $58.4 million compared to $80.4 million in the prior year.

As of June 19, 2004, the Company had outstanding balances under its senior secured credit facilities of approximately $444.7 million, consisting of $409.9 million of term loans and $34.8 million outstanding under revolving credit facilities. At June 19, 2004, the Company had approximately $180.5 million available under the $300 million revolving credit portion of the senior secured credit facilities.

Provisions under the senior secured credit facilities and the indentures to the Company’s senior notes and debentures require the Company to comply with certain financial covenants. These covenants include financial performance measures, such as minimum required interest coverage ratios, minimum fixed charge coverage ratios, minimum quarterly earnings and maximum permitted leverage ratios, as well as limitations on, among other things, indebtedness, capital expenditures, investments, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. At June 19, 2004, the Company was in compliance with all applicable covenants.

In February 2004, the Company executed a fourth amendment to its senior secured credit facility agreement. Under the fourth amendment, DHM Holding Company, Inc. transferred all of the outstanding capital stock of the Company to a new intermediate holding company, Dole Holding Company, LLC. The fourth amendment also permits Dole Holding Company, LLC to issue up to $250 million of senior notes that would be structurally subordinated to Dole’s existing senior notes and debentures. The proceeds of any such senior note offerings would be required to promptly be either: (a) contributed or loaned to the Company to repay its revolving loans or for its other working capital or general corporate purposes, or (b) loaned or dividended to DHM Holding Company, Inc. for investment in a company formed by DHM Holding Company, Inc. for the development, construction and operation of a wellbeing center/hotel/spa/conference center/studio and reasonably related extensions thereof. In addition, among other provisions, the amendment permits the Company to pay dividends, subject to certain restrictions, as defined in the amendment.

In May 2004, the Company executed a fifth amendment to its senior secured revolving credit facility agreement. The fifth amendment: (a) permitted the Company to enter into a new $175 million term loan (“Term Loan E”) to finance the acquisition of JR Wood, (b) reduced the interest rate by 25 basis points on the pre-existing term loan, (c) increased the permitted acquisition basket and the incremental term loan size, and (d) increased the bank debt leverage ratio. Term Loan E matures in September 2008 and has substantially the same terms as the pre-existing term loan, except that the term loan is repayable in a lump sum on the maturity date.

The Company believes that its existing cash balance and available borrowings under the revolving credit facility of $68 million and $180.5 million, respectively, at June 19, 2004, together with its future cash flow from operations and access to capital markets will enable it to meet its working capital, capital expenditure, debt maturity and other commitments and funding requirements. Factors impacting the Company’s cash flow from operations include such items as commodity prices, interest rates and foreign currency exchange rates, among other things, as set forth in the Company’s Form 10-K for the fiscal year ended January 3, 2004 and in subsequent SEC filings.

Other Matters

Financial Instruments: The Company’s foreign currency exchange forward contracts are denominated in Japanese yen and euro and are designated as hedges under Statement of Financial Accounting Standards No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” At June 19, 2004, the outstanding notional amount of the Company’s Japanese yen foreign currency exchange forwards totaled $73.6 million. At June 19, 2004 the Company has no outstanding euro hedges.

European Union Quota: In the second quarter, the European Union Commission decided a separate banana import quota for the ten new European Union (“EU”) member states scheduled to join the EU in May 2004. The EU Commission has determined the new licenses will be allocated using a similar system as the quota for the 15 original EU states. The Company does not expect that this new quota will have a material impact on its future results of operations.

Supplemental Financial Information

The following financial information has been presented, as management believes that it is useful information to some readers of the Company’s condensed consolidated financial statements (in thousands):

	June 19,	January 3,
	2004	2004

	Successor	Successor

Balance Sheet Data:
Total working capital (current assets less current liabilities)	$456,381	$279,356
Total assets	$4,278,655	$3,987,884
Total debt	$1,970,731	$1,851,100
Total shareholders’ equity	$578,903	$456,428

	Quarter Ended

	June 19,	June 14,
	2004	2003

	Successor	Successor
(in thousands)
Other Financial Data:
Net income	$67,943	$17,901
Interest expense	34,653	37,779
Income taxes	14,915	3,824
Depreciation and amortization	31,316	31,338

EBITDA	$148,827	$90,842
EBITDA margin	11.3%	7.5%
Capital expenditures	$15,735	$46,364

	Half Year Ended	Quarter Ended		Half Year Ended

	June 19,	June 14,	March 22,	June 14,
	2004	2003	2003	2003

	Successor	Successor	Predecessor	Combined
(in thousands)
Other Financial Data:
Net income	$128,777	$17,901	$60,788	$78,689
Interest expense	69,394	37,779	19,647	57,426
Income taxes	28,088	3,824	13,100	16,924
Depreciation and amortization	63,674	31,338	25,051	56,389

EBITDA	$289,933	$90,842	$118,586	$209,428
EBITDA margin	11.3%	7.5%	11.1%	9.1%
Capital expenditures	$28,021	$46,364	$4,235	$50,599

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

The impact of purchase accounting on EBITDA for the quarter and half year ended June 19, 2004 was not significant. EBITDA for the quarter and half year ended June 14, 2003 was negatively impacted by purchase accounting related and going-private merger and refinancing expenses of $60.6 million. These items also impacted EBITDA margin by 5.0 and 2.7 percentage points, respectively, for the quarter and half year ended June 14, 2003.

This Management’s Discussion and Analysis contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements, which are based on management’s assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by the use of terms such as “anticipate”, “will”, “expect”, “believe”, “should” or similar expressions. The potential risks and uncertainties that could cause the Company’s actual results to differ materially from those expressed or implied herein include weather-related phenomena; market responses to industry volume pressures; product and raw materials supplies and pricing; electrical power supply and pricing; changes in interest and foreign currency exchange rates; economic crises in developing countries; quotas, tariffs and other governmental actions and international conflict.

ITEM 3.     QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

In the quarter and half year ended June 19, 2004, no material changes have occurred in the market risk disclosure presented in the Company’s Annual Report on Form 10-K for the year ended January 3, 2004.

ITEM 4.     CONTROLS AND PROCEDURES

An evaluation was carried out as of June 19, 2004 under the supervision and with the participation of Dole’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act (Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Dole’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported by management of Dole on a timely basis in order to comply with Dole’s disclosure obligations under the Act and the SEC rules thereunder.

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

Currently there are 566 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP. Eleven of these lawsuits are currently pending in various jurisdictions in the United States, with the remainder pending in Latin America and the Philippines. In the United States, plaintiffs have twice moved to re-open and remand to state court two previously dismissed cases pursuant to the United States Supreme Court’s decision in Dole Food Company, Inc. v. Patrickson. The first such motion was denied on March 15, 2004. With respect to the second motion, the Court determined that the cases should be remanded to the state courts for those courts to determine whether or not the cases should be reopened. Plaintiffs have also remanded five other cases to state courts in Texas and Louisiana as a result of the Patrickson decision. In one of those actions pending in Texas state court, a trial is scheduled for March 2005, which will involve an initial trial panel of nine out of 378 Costa Rican plaintiffs. Claimed damages in DBCP cases worldwide total approximately $21.7 billion, with the lawsuits in Nicaragua representing approximately 81% of this amount. In almost all of these cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against the Company.

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

Thirty six cases are being actively litigated in civil trial courts in Managua (26), Chinendega (8) and Puerto Cabezas (2). In all of those cases, the Company has sought to have the cases returned to the United States pursuant to Law 364. Notwithstanding, the Chinendega court denied the Company’s request with respect to seven of the eight cases pending there; and the Managua court denied the Company’s request with respect to seven of the 26 cases pending there. The Company’s requests as to the remaining 22 cases are still pending. Fourteen of the 26 Managua cases have resulted in judgments for the claimants: $489.4 million (nine cases with 468 claimants) on December 13, 2002; $82.9 million (58 claimants) on February 25, 2004; $15.7 million (20 claimants) and $4 million (four claimants) on May 25, 2004; $59 million (72 claimants) on June 14, 2004; and $64.8 million (86 claimants) on June 15, 2004.

The claimants’ attempted enforcement of the December 13, 2002 judgment in the United States resulted in the dismissal with prejudice of that action by the United States District Court for the Central District of California on October 20, 2003. The claimants have appealed to the United States Court of Appeals for the Ninth Circuit. Dole expects to prevail in that appeal. The claimants have attempted to enforce the February 25, 2004 judgment in Ecuador. Dole does not expect the judgment to be enforced by the Ecuador courts.

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

On December 23, 2003, the Company filed an action in the United States District Court for the Central District of California against 934 Nicaraguans seeking, among other things, declaratory relief against the claimants in eight of the Managua court actions. This action was dismissed on July 18, 2004. The Court declined to exercise jurisdiction over Dole’s claims for declaratory judgment based on its finding that there is presently no actual controversy in the United States between Dole and the DBCP claimants because they have not sought to enforce an additional Nicaraguan judgment in the United States.

A lawsuit against the Company and various manufacturers of DBCP is currently pending in the Superior Court for the County of Los Angeles on behalf of 25 Nicaraguan banana workers, who allege that they were injured as a result of exposure to DBCP and seeking unspecified damages. As to this and all the DBCP matters, the Company has denied liability and asserted substantial defenses. Although no assurance can be given concerning the outcome of these cases, in the opinion of management, after consultation with legal counsel and based on past experience defending and settling DBCP claims, the pending lawsuits are not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit
Number

10.10	*	Fifth Amendment, dated as of May 17, 2004, to Credit Agreement, dated as of March 28, 2003, by and among Dole and Solvest, Ltd., as borrowers, the Lenders from time to time party to the Credit Agreement, Deutsche Bank AG New York Branch, as Administrative Agent, The Bank of Nova Scotia and Banc of America Securities LLC, as Co-Syndication Agents, Fleet National Bank and Societe Generale, as Co-Documentation Agents and Deutsche Bank Securities Inc., The Bank of Nova Scotia and Banc of America Securities LLC, as Joint Lead Arrangers and Book Runners, the First Amendment, as amended.
10.11	*	Sixth Amendment dated as of July 20, 2004, to Credit Agreement, dated as of March 28, 2003, by and among Dole and Solvest, Ltd., as borrowers, the Lenders from time to time party to the Credit Agreement, Deutsche Bank AG New York Branch, as Administrative Agent, The Bank of Nova Scotia and Banc of America Securities LLC, as Co-Syndication Agents, Fleet National Bank and Societe Generale, as Co-Documentation Agents and Deutsche Bank Securities Inc., The Bank of Nova Scotia and Banc of America Securities LLC, as Joint Lead Arrangers and Book Runners, the First Amendment, as amended.
31.1*		Certification by the Chairman, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*		Certification by the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1†		Certification by the Chairman, President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2†		Certification by the Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith

†	Furnished herewith

(b)	Reports on Form 8-K:

On April 28, 2004, Dole Food Company, Inc. filed a Current Report on Form 8-K reporting its entrance into a definitive merger agreement to acquire Wood Holdings, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 29, 2004	DOLE FOOD COMPANY, INC. REGISTRANT

By:	/s/ RICHARD J. DAHL

Richard J. Dahl
Senior Vice President and
Chief Financial Officer

By:	/s/ YOON J. HUGH

Yoon J. Hugh
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number

10.10*	Fifth Amendment, dated as of May 17, 2004, to Credit Agreement, dated as of March 28, 2003, by and among Dole and Solvest, Ltd., as borrowers, the Lenders from time to time party to the Credit Agreement, Deutsche Bank AG New York Branch, as Administrative Agent, The Bank of Nova Scotia and Banc of America Securities LLC, as Co-Syndication Agents, Fleet National Bank and Societe Generale, as Co- Documentation Agents and Deutsche Bank Securities Inc., The Bank of Nova Scotia and Banc of America Securities LLC, as Joint Lead Arrangers and Book Runners, the First Amendment, as amended.
10.11*	Sixth Amendment, dated as of July 20, 2004, to Credit Agreement, dated as of March 28, 2003, by and among Dole and Solvest, Ltd., as borrowers, the Lenders from time to time party to the Credit Agreement, Deutsche Bank AG New York Branch, as Administrative Agent, The Bank of Nova Scotia and Banc of America Securities LLC, as Co-Syndication Agents, Fleet National Bank and Societe Generale, as Co- Documentation Agents and Deutsche Bank Securities Inc., The Bank of Nova Scotia and Banc of America Securities LLC, as Joint Lead Arrangers and Book Runners, the First Amendment, as amended.
31.1*	Certification by the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification by the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1†	Certification by the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2†	Certification by the Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith

†	Furnished herewith