Form 10-Q
period 2004-10-09
DOLE FOOD COMPANY INC
filed 2004-11-18
CIK 18169

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 9, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 18, 2004
Common Stock, $0.001 Par Value	1,000

DOLE FOOD COMPANY, INC.

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
(Unaudited)
(In thousands)

	Quarter Ended

	October 9,	October 4,
	2004	2003

	Successor	Successor

Revenues, net	$1,521,504	$1,357,861
Cost of products sold	1,351,926	1,176,299

Gross margin	169,578	181,562
Selling, marketing and general and administrative expenses	125,042	125,664

Operating income	44,536	55,898
Other income (expense), net	(59)	409
Interest income	1,417	1,755
Interest expense	47,426	48,993

Income (loss) before income taxes	(1,532)	9,069
Income taxes	(6,465)	1,539

Net income	$4,933	$7,530

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Three Quarters	Two Quarters	Quarter
	Ended	Ended	Ended
	October 9,	October 4,	March 22,
	2004	2003	2003

	Successor	Successor	Predecessor

Revenues, net	$4,092,047	$2,574,683	$1,073,170
Cost of products sold	3,502,479	2,225,059	895,039

Gross margin	589,568	349,624	178,131
Selling, marketing and general and administrative expenses	319,836	225,147	89,341

Operating income	269,732	124,477	88,790
Other income (expense), net	(792)	(9,778)	2,045
Interest income	3,213	2,867	2,700
Interest expense	116,820	86,772	19,647

Income before income taxes	155,333	30,794	73,888
Income taxes	21,623	5,363	13,100

Net income	$133,710	$25,431	$60,788

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	October 9,	January 3,
	2004	2004

	Successor	Successor

ASSETS
Current Assets:
Cash and cash equivalents	$80,355	$33,482
Receivables, net of allowances of $67,614 and $70,596	595,728	560,249
Inventories	474,564	409,805
Prepaid expenses	47,393	54,562
Deferred income tax assets	45,506	48,075

Total current assets	1,243,546	1,106,173
Investments	87,380	83,059
Property, plant and equipment, net of accumulated depreciation of $552,386 and $393,965	1,497,510	1,469,879
Goodwill and intangible assets, net	1,234,740	1,188,610
Other assets, net	142,321	140,163

Total assets	$4,205,497	$3,987,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$732,073	$779,242
Current portion of long-term debt	30,871	45,627
Notes payable	1,602	1,948

Total current liabilities	764,546	826,817
Long-term debt	1,837,855	1,803,525
Deferred income tax liabilities	422,859	451,431
Other long-term liabilities	477,145	422,924
Minority interests	29,425	26,759
Contingencies (Note 10)
Shareholders’ equity:
Common stock — $0.001 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	440,032	340,032
Retained earnings	225,437	118,033
Accumulated other comprehensive income (loss)	8,198	(1,637)

Total shareholders’ equity	673,667	456,428

Total liabilities and shareholders’ equity	$4,205,497	$3,987,884

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Quarters	Two Quarters	Quarter
	Ended	Ended	Ended
	October 9,	October 4,	March 22,
	2004	2003	2003

	Successor	Successor	Predecessor

Operating activities
Net income	$133,710	$25,431	$60,788
Adjustments to reconcile net income to cash flow provided by operating activities:
Depreciation and amortization	109,783	73,794	25,051
Purchase accounting step-up of inventory	3,739	50,431	—
Net (gain) loss on disposal of assets	(6,135)	(305)	1,884
Equity earnings	(8,042)	(4,754)	(2,922)
Provision for deferred income taxes	1,333	11,437	2,201
Write-off of debt issuance costs	2,656	12,552	—
Amortization of debt issuance costs	6,935	4,629	244
Other	8,988	5,625	2,616
Changes in operating assets and liabilities, net of effects from non-cash transactions:
Receivables	(41,914)	77,487	(78,749)
Inventories	(23,149)	49,329	(6,195)
Prepaid expenses and other assets	3,308	(1,770)	(5,254)
Accounts payable and accrued liabilities	(27,489)	(7,187)	5,253
Other long-term liabilities	14,724	3,501	(3,104)

Cash flow provided by operating activities	178,447	300,200	1,813

Investing activities
Proceeds from sales of assets	9,168	49,128	1,743
Investments and acquisitions	(172,764)	6,532	—
Capital additions	(57,503)	(62,668)	(4,235)
Repurchase of common stock and settlement of stock options in going-private merger transaction	(1,300)	(1,470,184)	—
Transaction costs paid in going-private merger transaction	(345)	(66,494)	—

Cash flow used in investing activities	(222,744)	(1,543,686)	(2,492)

Financing activities
Short-term debt borrowings	31,387	5,224	7,936
Short-term debt repayments	(31,697)	(14,537)	(6,834)
Long-term debt borrowings, net of debt issuance costs	589,689	1,797,112	5,034
Long-term debt repayments	(570,702)	(1,241,274)	(6,777)
Capital contributions	100,000	125,000	—
Proceeds from issuance of common stock	—	—	2,768
Dividends paid to minority shareholders	(5,464)	(5,331)	—
Dividends paid	(20,000)	—	(8,440)

Cash flow provided by (used in) financing activities	93,213	666,194	(6,313)

Effect of foreign exchange rate changes on cash and cash equivalents	(2,043)	3,358	1,025

Increase (decrease) in cash and cash equivalents	46,873	(573,934)	(5,967)
Cash and cash equivalents at beginning of period	33,482	641,000	646,967

Cash and cash equivalents at end of period	$80,355	$67,066	$641,000

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) include all adjustments necessary, which are of a normal recurring nature, to present fairly the Company’s financial position as of October 9, 2004 and January 3, 2004; its results of operations for the quarters ended October 9, 2004 and October 4, 2003 and three quarters ended October 9, 2004, two quarters ended October 4, 2003 and quarter ended March 22, 2003; and its cash flows for the three quarters ended October 9, 2004, two quarters ended October 4, 2003 and quarter ended March 22, 2003. The Company operates under a 52/ 53-week year. The quarters ended October 9, 2004 and October 4, 2003 are sixteen weeks in duration. For a summary of significant accounting policies used in the preparation of these financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended January 3, 2004.

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

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3.	INVENTORIES

The major classes of inventories were as follows (in thousands):

	October 9,	January 3,
	2004	2004

	Successor	Successor

Finished products	$234,079	$175,049
Raw materials and work in progress	120,126	101,621
Crop-growing costs	69,843	81,106
Operating supplies and other	50,516	52,029

	$474,564	$409,805

4.	BUSINESS ACQUISITION AND ALLOCATION OF PURCHASE PRICE

In June 2004, the Company acquired all of the outstanding capital stock of Wood Holdings, Inc. (“JR Wood”), a privately held frozen fruit producer and manufacturer. The acquisition of JR Wood allows the Company to expand its packaged foods product line and is a natural extension of the Dole brand into the frozen fruit section of the produce industry. The total purchase price, including transaction expenses, was $171.7 million in cash. This amount includes an estimate of $2.1 million payable to the selling shareholders for the reimbursement of certain tax liabilities incurred by the sellers as a result of the transaction. The results of operations of JR Wood have been included in the Company’s consolidated results of operations from June 8, 2004, the effective date of acquisition. Pro forma financial information is not presented, as it is not material.

The following represents the estimated preliminary values attributable to the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

Current assets	$61,248
Property, plant and equipment	78,330
Intangible assets	10,150
Goodwill	41,706
Other assets	105

Total assets acquired	191,539
Current liabilities	19,741
Other long-term liabilities	87

Total liabilities assumed	19,828

Net assets acquired	$171,711

Expected synergies of the combined operations and the ability to readily leverage the Dole brand in the frozen fruit business were the primary factors that contributed to a purchase price that resulted in the recognition of goodwill. Goodwill has been included in the Company’s packaged foods segment and is fully deductible for tax purposes over a 15-year period.

The $10.1 million allocated to intangible assets is a valuation of customer relationships with finite lives. It is expected that these customer relationships will be amortized over approximately 12 years. Refer to Note 5 for additional information on goodwill and acquired intangible assets.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets were as follows (in thousands):

	October 9,	January 3,
	2004	2004

	Successor	Successor

Goodwill	$493,460	$448,751
Intangible assets	741,280	739,859

	$1,234,740	$1,188,610

The change in the carrying amount of goodwill is attributable to the following (in thousands):

Balance at January 3, 2004	$448,751
Acquisition of JR Wood (Note 4)	41,706
Adjustment related to valuation allowances in going-private merger transaction (Note 1)	2,970
Other changes	33

$493,460

Details of the Company’s intangible assets were as follows (in thousands):

	October 9,	January 3,
	2004	2004

	Successor	Successor

Amortized intangible assets:
Customer relationships	$38,501	$28,351
Licenses	20,688	20,688
Other amortized intangible assets	9,330	9,039

	68,519	58,078
Accumulated amortization — customer relationships	(4,693)	(2,181)
Accumulated amortization — licenses	(11,493)	(5,747)
Other accumulated amortization	(5,571)	(4,809)

Accumulated amortization — intangible assets	(21,757)	(12,737)
Intangible assets, net	46,762	45,341
Unamortized intangible assets:
Trademark, trade names and other related intangibles	694,518	694,518

Total intangible assets, net	$741,280	$739,859

Amortization expense of intangible assets totaled $3.6 million, $8.9 million, $3.1 million and $5.5 million for the quarter and three quarters ended October 9, 2004, quarter ended October 4, 2003 and two quarters ended October 4, 2003, respectively. There was no amortization expense related to intangible assets during the quarter ended March 22, 2003. As of October 9, 2004, the estimated remaining amortization expense associated with the Company’s intangible assets in each of the next five fiscal years is as follows (in thousands):

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(In thousands)
Fiscal Year	Amount

2004	$2,734
2005	$11,848
2006	$4,323
2007	$3,677
2008	$3,677

The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, during the second quarter of fiscal 2004. This review indicated no impairment to goodwill or any of the Company’s indefinite-lived intangible assets.

6.	LONG-TERM DEBT

Long-term debt consisted of the following amounts (in thousands):

	October 9,	January 3,
	2004	2004

	Successor	Successor

Unsecured debt:
8.625% notes due 2009	$400,000	$400,000
7.25% notes due 2010	400,000	400,000
8.875% notes due 2011	475,000	475,000
8.75% debentures due 2013	155,000	155,000
Secured debt:
Revolving credit facility	—	20,000
Term loan facilities	348,078	305,000
Notes due 2005 — 2009, at a weighted-average interest rate of 7.95% (5.64% in 2003)	3,073	2,598
Capital lease obligations	89,313	93,550
Unamortized debt discount	(1,738)	(1,996)

	1,868,726	1,849,152
Current maturities	(30,871)	(45,627)

	$1,837,855	$1,803,525

The Company amortized deferred debt issuance costs of $2.7 million, $6.9 million, $2.5 million, $4.6 million and $0.2 million during the quarter and three quarters ended October 9, 2004, the quarter and two quarters ended October 4, 2003 and the quarter ended March 22, 2003, respectively. The weighted-average interest rate on the term loan facilities was approximately 4.5% at October 9, 2004. At October 9, 2004, the Company had approximately $203.9 million available under the $300 million revolving credit portion of the senior secured credit facilities.

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

In July 2004, Dole Holding Company, LLC borrowed $150 million under a Second Lien Senior Credit Agreement. As collateral for borrowing under this agreement, Dole Holding Company, LLC has granted a second lien on the Company’s capital stock. Amounts borrowed under this agreement may be distributed to HoldCo or contributed and/or loaned to the Company. During the third quarter of 2004, $100 million of these borrowings were contributed to the Company. It is anticipated that all or substantially all of this amount will, at subsequent dates, be distributed by the Company back to Dole Holding Company, LLC for further distribution to HoldCo for investment in a subsidiary for the development of a wellbeing center.

During the quarter and three quarters ended October 9, 2004, the Company wrote off approximately $1.2 million and $2.7 million, respectively, of deferred debt issuance costs as a result of term loan prepayments.

At October 9, 2004, the Company was in compliance with all applicable covenants under the senior secured credit facilities and the indentures to the Company’s senior notes and debentures.

7.	SHAREHOLDERS’ EQUITY

Capital Contribution

During the quarter ended October 9, 2004, the Company received a capital contribution of $100 million from its parent company, Dole Holding Company, LLC. All or substantially all of this contribution is expected to be distributed by the Company back to Dole Holding Company, LLC at subsequent dates.

Comprehensive Income

The components of comprehensive income were as follows in each period (in thousands):

	Quarter Ended

	October 9,	October 4,
	2004	2003

	Successor	Successor

Net income	$4,933	$7,530
Unrealized foreign currency translation gain, net	2,798	2,590
Reclassification of realized cash flow hedging losses to net income	2,442	2,915
Reclassification of translation losses realized upon the disposition of foreign entities	—	2,423
Unrealized net gain (loss) on cash flow hedging instruments	896	(8,256)

Comprehensive income	$11,069	$7,202

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Quarters	Two Quarters	Quarter
	Ended	Ended	Ended
	October 9,	October 4,	March 22,
	2004	2003	2003

	Successor	Successor	Predecessor

(In thousands)

Net income	$133,710	$25,431	$60,788
Unrealized foreign currency translation gain (loss), net	(5,045)	15,667	(195)
Reclassification of realized cash flow hedging losses to net income	9,047	3,433	586
Reclassification of translation losses realized upon the disposition of foreign entities	—	2,423	—
Unrealized net gain (loss) on cash flow hedging instruments	5,833	(18,022)	3,606

Comprehensive income	$143,545	$28,932	$64,785

Dividends

During the quarter and three quarters ended October 9, 2004, the Company paid cash dividends of $10 million and $20 million, respectively, to its parent company, Dole Holding Company, LLC. In addition, during the quarter ended October 9, 2004, the Company entered into a transaction with a related party to exchange similarly valued land. The Company subsequently leased the land to another affiliated company to be used in the construction of a wellbeing center by a subsidiary of HoldCo. Due to its terms, the lease is treated for accounting purposes as a distribution of land and reflected as a non-cash dividend of $6.3 million to Dole Holding Company, LLC in the accompanying condensed consolidated financial statements. The non-cash dividend represents the tax adjusted value of land to be used in the construction of a wellbeing center by HoldCo. Dole Holding Company, LLC is a Delaware limited liability company and a direct, wholly owned subsidiary of HoldCo. No dividends were declared during the two quarters ended October 4, 2003. With respect to the Predecessor, during the quarter ended March 22, 2003, the Company declared and paid dividends of approximately $8.4 million on its common shares representing a quarterly dividend of 15 cents per share. The Company’s ability to declare future dividends is restricted under the terms of its senior secured credit facilities and bond indentures.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for the Company’s U.S. and international pension plans and other postretirement benefit (“OPRB”) plans were as follows (in thousands):

	Pension Plans		OPRB Plans

	Quarter Ended		Quarter Ended

	October 9,	October 4,	October 9,	October 4,
	2004	2003	2004	2003

	Successor	Successor	Successor	Successor

Components of net periodic benefit cost
Service cost	$2,040	$1,821	$28	$26
Interest cost	6,853	6,529	1,586	1,450
Expected return on plan assets	(5,857)	(7,524)	—	—
Amortization of:
Unrecognized net loss	118	46	8	7
Unrecognized prior service cost (benefit)	23	21	(72)	(41)
Unrecognized net transition obligation	12	11	—	—
Settlements	3,279	—	—	—
Other	—	32	—	—

	$6,468	$936	$1,550	$1,442

	Pension Plans			OPRB Plans

	Three Quarters	Two Quarters	Quarter	Three Quarters	Two Quarters	Quarter
	Ended	Ended	Ended	Ended	Ended	Ended
	October 9,	October 4,	March 22,	October 9,	October 4,	March 22,
	2004	2003	2003	2004	2003	2003

	Successor	Successor	Predecessor	Successor	Successor	Predecessor

Components of net periodic benefit cost
Service cost	$5,188	$3,187	$1,462	$72	$46	$21
Interest cost	17,049	11,426	5,552	3,966	2,537	1,238
Expected return on plan assets	(14,643)	(13,167)	(6,266)	—	—	—
Amortization of:
Unrecognized net loss	236	81	160	20	12	56
Unrecognized prior service cost (benefit)	25	37	76	(181)	(72)	(147)
Unrecognized net transition obligation	31	19	22	—	—	—
Settlements	3,279	—	—	—	—	—
Other	—	56	1,017	—	—	—

	$11,165	$1,639	$2,023	$3,877	$2,523	$1,168

In the third quarter of 2004, the Company terminated certain employees in Ecuador following a restructuring of one of the Company’s business units. In connection with this restructuring, the Company made severance payments and settled all pension benefit obligations in cash. As a result of these payments, the Company recognized expense of $5.8 million, of which $3.3 million relates to a settlement loss in accordance with

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Financial Accounting Standards Board (“FASB”) Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.

In May 2004, the FASB issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”) in response to a new law regarding prescription drug benefits under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. The Company has determined that the benefits provided by certain of its postretirement health care plans are actuarially equivalent to Medicare Part D and thus qualify for the subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Company has concluded, however, that the enactment of the Act was not a significant event pursuant to FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions, and accordingly the effects of the Act will be incorporated in the year-end measurement of plan assets and obligations.

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

Revenues from external customers and EBIT for the reportable operating segments and corporate and other were as follows (in thousands):

	Quarter Ended

	October 9,	October 4,
	2004	2003

	Successor	Successor

Revenues from external customers:
Fresh fruit	$985,570	$874,682
Fresh vegetables	260,033	257,151
Packaged foods	224,563	175,567
Fresh-cut flowers	41,277	40,763
Other operating segments	10,061	9,698

	$1,521,504	$1,357,861

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Quarter Ended

	October 9,	October 4,
	2004	2003

	Successor	Successor

(In thousands)

EBIT:
Fresh fruit	$47,237	$52,937
Fresh vegetables	9,715	24,724
Packaged foods	12,098	7,090
Fresh-cut flowers	(5,447)	(3,546)
Other operating segments	72	275

Total operating segments	63,675	81,480
Corporate and other	(17,781)	(23,418)
Interest expense	47,426	48,993

Income (loss) before income taxes	$(1,532)	$9,069

	Three Quarters	Two Quarters	Quarter
	Ended	Ended	Ended
	October 9,	October 4,	March 22,
	2004	2003	2003

	Successor	Successor	Predecessor

(In thousands)

Revenues from external customers:
Fresh fruit	$2,769,066	$1,705,415	$725,115
Fresh vegetables	672,634	457,124	176,865
Packaged foods	491,357	310,049	116,712
Fresh-cut flowers	136,821	84,964	48,506
Other operating segments	22,169	17,131	5,972

	$4,092,047	$2,574,683	$1,073,170

	Three Quarters	Two Quarters	Quarter
	Ended	Ended	Ended
	October 9,	October 4,	March 22,
	2004	2003	2003

	Successor	Successor	Predecessor

(In thousands)

EBIT:
Fresh fruit	$221,864	$133,891	$70,174
Fresh vegetables	50,158	43,085	16,703
Packaged foods	42,410	1,272	11,693
Fresh-cut flowers	3,801	(4,656)	6,394
Other operating segments	261	31	65

Total operating segments	318,494	173,623	105,029
Corporate and other	(46,341)	(56,057)	(11,494)
Interest expense	116,820	86,772	19,647

Income before income taxes	$155,333	$30,794	$73,888

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Total assets for the reportable operating segments and corporate and other were as follows (in thousands):

	October 9,	January 3,
	2004	2004

	Successor	Successor

Fresh fruit	$2,175,332	$2,177,541
Fresh vegetables	381,475	382,451
Packaged foods	572,511	376,936
Fresh-cut flowers	141,703	144,199
Other operating segments	9,465	10,926

Total operating segments	3,280,486	3,092,053
Corporate and other	925,011	895,831

	$4,205,497	$3,987,884

Goodwill has been allocated to the Company’s reporting segments as follows (in thousands):

	October 9,	January 3,
	2004	2004

	Successor	Successor

Fresh fruit	$343,833	$341,540
Fresh vegetables	89,615	89,025
Packaged foods	60,012	18,186
Fresh-cut flowers	—	—
Other operating segments	—	—

	$493,460	$448,751

10.	CONTINGENCIES

The Company is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to its operations. As of October 9, 2004 and January 3, 2004, these guarantees primarily consisted of guarantees for bank loans to its growers and other affiliates of $4.4 million and $6.7 million, respectively. Grower guarantees represent guarantees of amounts advanced, under third party bank agreements, to independent growers that supply the Company with product. The Company has not historically experienced any significant losses associated with these guarantees.

As part of its normal business activities, the Company and its subsidiaries also provide guarantees to various regulatory authorities, primarily in Europe, in order to comply with foreign regulations when operating businesses overseas. These guarantees relate to customs duties and banana import license fees that are granted to the European Union member states’ agricultural authority. These guarantees are obtained from commercial banks in the form of letters of credit or bank guarantees. In addition, the Company issues letters of credit and bonds through major banking institutions and insurance companies as required by certain vendor and other operating agreements. As of October 9, 2004 and January 3, 2004, total letters of credit and bonds outstanding were $128.1 million and $91.7 million, respectively.

The Company also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. The Company guaranteed $151.4 million and $148.1 million of its subsidiaries’ obligations to their suppliers and other third parties as of October 9, 2004 and January 3, 2004, respectively.

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

A significant portion of the Company’s legal exposure relates to lawsuits pending in the United States and in several foreign countries, alleging injury as a result of exposure to the agricultural chemical DBCP (1,2-dibromo-3-chloropropane). DBCP was manufactured by several chemical companies including Dow and Shell and registered by the U.S. government for use on food crops. The Company and other growers applied DBCP on banana farms in Latin America and the Philippines and on pineapple farms in Hawaii. Specific periods of use varied among the different locations. The Company halted all purchases of DBCP, including for use in foreign countries, when the U.S. EPA cancelled the registration of DBCP for use in the United States in 1979. That cancellation was based in part on a 1977 study by a manufacturer which indicated an apparent link between male sterility and exposure to DBCP among factory workers producing the product, as well as early product testing done by the manufacturers showing testicular effects on animals exposed to DBCP. To date, there is no reliable evidence demonstrating that field application of DBCP led to sterility among farm workers, although that claim is made in the pending lawsuits. Nor is there any reliable scientific evidence that DBCP causes any other injuries in humans, although plaintiffs in the various actions assert claims based on cancer, birth defects and other general illnesses.

Currently there are 572 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP. Twelve of these lawsuits are currently pending in various jurisdictions in the United States, including one new case in the Superior Court for the County of Los Angeles involving 36 Nicaraguan claimants and another case in the U.S. District Court, Central District of California involving 2,624 Costa Ricans, both seeking unspecified damages. In one of the lawsuits pending in the Dallas County (116th Judicial District) Texas state court involving 378 Costa Ricans, trial is scheduled for March 7, 2005 with an initial five plaintiff-panel. The remaining cases are pending in Latin America and the Philippines, including 442 labor cases pending in Costa Rica under that country’s national insurance program and one new case filed in the First Civil Trial Court in Tegulcigalpa, Honduras on behalf of 367 Hondurans seeking $110 million in damages. Claimed damages in DBCP cases worldwide total approximately $22.5 billion, with the lawsuits in Nicaragua representing approximately 80% of this amount. In almost all of these cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against the Company.

In Nicaragua, 103 cases have been filed, with the majority of the lawsuits brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional.

Fourteen cases filed in a civil trial court in Managua, Nicaragua have resulted in judgments for the claimants: $489.4 million (nine cases with 468 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with 4 claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; and $64.8 million (one case with 86 claimants) on June 15, 2004. Active cases are currently pending in civil trial courts in Managua (5), Chinendega (7) and Puerto Cabezas (2). In all of those cases, the Company has

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

sought to have the cases returned to the United States pursuant to Law 364. Notwithstanding, the Chinendega court denied the Company’s request in cases pending there; the Managua court denied the Company’s request with respect to two of the 5 cases pending there; and the court in Puerto Cabezas denied the Company’s request with respect to the two cases there. The Company’s requests as to the remaining 3 cases in Managua are still pending and the Company has appealed the two decisions of the court in Puerto Cabezas.

The claimants’ attempted enforcement of the December 11, 2002 judgment for $489.4 million in the United States resulted in a dismissal with prejudice of that action by the United States District Court for the Central District of California on October 20, 2003. The claimants have appealed that decision to the United States Court of Appeals for the Ninth Circuit. Dole expects to prevail in that appeal.

The claimants have attempted to enforce the other five Nicaraguan judgments in Ecuador. On September 28, 2004, the Ecuador Supreme Court issued a ruling refusing to consider the action to enforce the June 14, 2004 Nicaraguan judgment for $56.5 million, stating that it was not a court of competent jurisdiction for enforcement.

The Company believes that none of the Nicaraguan civil trial courts’ judgments will be enforceable against any Dole entity in the U.S. or in any other country, because Nicaragua’s Law 364 is unconstitutional and violates international principles of due process. Among other things, Law 364 is an improper “special law” directed at particular parties; it requires defendants to pay large, non-refundable deposits in order to even participate in the litigation; it provides a severely truncated procedural process; it establishes an irrebuttable presumption of causation that is contrary to the evidence and scientific data; and it sets unreasonable minimum damages that must be awarded in every case.

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

The accompanying guarantor condensed consolidating financial information is presented on the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the Company’s share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions. Certain prior year amounts have been reclassified, including investments in consolidated subsidiaries, to conform with the 2004 presentation.

The following are condensed consolidating statements of operations of the Company for the quarter and three quarters ended October 9, 2004, quarter and two quarters ended October 4, 2003 and quarter ended March 22, 2003; condensed consolidating balance sheets as of October 9, 2004 and January 3, 2004; and condensed consolidating statements of cash flows for the three quarters ended October 9, 2004, two quarters ended October 4, 2003 and quarter ended March 22, 2003.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SUCCESSOR
For the Quarter Ended October 9, 2004

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$145,731	$571,260	$1,096,677	$(292,164)	$1,521,504
Cost of products sold	119,602	516,444	997,585	(281,705)	1,351,926

Gross margin	26,129	54,816	99,092	(10,459)	169,578
Selling, marketing and general and administrative expenses	28,674	41,121	65,706	(10,459)	125,042

Operating income (loss)	(2,545)	13,695	33,386	—	44,536
Equity in subsidiary income	17,832	26,260	—	(44,092)	—
Other income (expense), net	(380)	(2,164)	2,485	—	(59)
Interest income	65	97	1,255	—	1,417
Interest expense	41,404	74	5,948	—	47,426

Income before income taxes	(26,432)	37,814	31,178	(44,092)	(1,532)
Income taxes	(31,365)	20,086	4,814	—	(6,465)

Net income	$4,933	$17,728	$26,364	$(44,092)	$4,933

SUCCESSOR

For the Quarter Ended October 4, 2003

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$138,478	$523,186	$986,513	$(290,316)	$1,357,861
Cost of products sold	120,898	466,269	879,448	(290,316)	1,176,299

Gross margin	17,580	56,917	107,065	—	181,562
Selling, marketing and general and administrative expenses	38,422	30,573	56,669	—	125,664

Operating income (loss)	(20,842)	26,344	50,396	—	55,898
Equity in subsidiary income	66,614	48,008	—	(114,622)	—
Other income (expense), net	(611)	704	316	—	409
Interest income	58	38	1,659	—	1,755
Interest expense	42,101	489	6,403	—	48,993

Income before income taxes	3,118	74,605	45,968	(114,622)	9,069
Income taxes	(4,412)	7,973	(2,022)	—	1,539

Net income	$7,530	$66,632	$47,990	$(114,622)	$7,530

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SUCCESSOR
For the Three Quarters Ended October 9, 2004

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$361,426	$1,522,875	$3,049,061	$(841,315)	$4,092,047
Cost of products sold	283,020	1,354,516	2,694,574	(829,631)	3,502,479

Gross margin	78,406	168,359	354,487	(11,684)	589,568
Selling, marketing and general and administrative expenses	82,273	87,133	162,114	(11,684)	319,836

Operating income (loss)	(3,867)	81,226	192,373	—	269,732
Equity in subsidiary income	208,039	171,672	—	(379,711)	—
Other income (expense), net	(866)	(2,366)	2,440	—	(792)
Interest income	121	227	2,865	—	3,213
Interest expense	101,047	181	15,592	—	116,820

Income before income taxes	102,380	250,578	182,086	(379,711)	155,333
Income taxes	(31,330)	43,844	9,109	—	21,623

Net income	$133,710	$206,734	$172,977	$(379,711)	$133,710

SUCCESSOR

For the Two Quarters Ended October 4, 2003

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$247,868	$979,499	$1,911,603	$(564,287)	$2,574,683
Cost of products sold	216,213	875,874	1,697,259	(564,287)	2,225,059

Gross margin	31,655	103,625	214,344	—	349,624
Selling, marketing and general and administrative expenses	75,212	55,194	94,741	—	225,147

Operating income (loss)	(43,557)	48,431	119,603	—	124,477
Equity in subsidiary income	146,088	111,049	—	(257,137)	—
Other income (expense), net	(4,017)	1,054	(6,815)	—	(9,778)
Interest income	209	117	2,541	—	2,867
Interest expense	72,011	568	14,193	—	86,772

Income before income taxes	26,712	160,083	101,136	(257,137)	30,794
Income taxes	1,281	14,085	(10,003)	—	5,363

Net income	$25,431	$145,998	$111,139	$(257,137)	$25,431

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

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

SUCCESSOR
As of October 9, 2004

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$16,692	$(10,114)	$73,777	$—	$80,355
Receivables, net of allowances	98,494	113,113	384,121	—	595,728
Inventories	72,317	132,260	269,987	—	474,564
Prepaid expenses	7,944	9,133	30,316	—	47,393
Deferred income tax assets	22,794	22,322	390	—	45,506

Total current assets	218,241	266,714	758,591	—	1,243,546
Investments	2,358,454	1,884,201	85,592	(4,240,867)	87,380
Property, plant and equipment, net	294,892	373,412	829,206	—	1,497,510
Goodwill and intangible assets, net	732,602	146,874	355,264	—	1,234,740
Other assets, net	61,720	9,439	71,162	—	142,321

Total assets	$3,665,909	$2,680,640	$2,099,815	$(4,240,867)	$4,205,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$72,495	$291,607	$367,971	$—	$732,073
Current portion of long-term debt	(335)	677	30,529	—	30,871
Notes payable	—	706	896	—	1,602

Total current liabilities	72,160	292,990	399,396	—	764,546
Intercompany payables (receivables)	611,418	(53,308)	(558,110)	—	—
Long-term debt	1,598,597	1,451	237,807	—	1,837,855
Deferred income tax liabilities	345,402	45,903	31,554	—	422,859
Other long-term liabilities	364,665	34,776	77,704	—	477,145
Minority interests	—	7,640	21,785	—	29,425
Total shareholders’ equity	673,667	2,351,188	1,889,679	(4,240,867)	673,667

Total liabilities and shareholders’ equity	$3,665,909	$2,680,640	$2,099,815	$(4,240,867)	$4,205,497

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

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SUCCESSOR
For the Three Quarters Ended October 9, 2004

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$(48,088)	$22,501	$204,034	$—	$178,447

INVESTING ACTIVITIES
Proceeds from sales of assets	3,138	347	5,683	—	9,168
Investments and acquisitions	(169,595)	(32)	(3,137)	—	(172,764)
Capital additions	(4,542)	(12,272)	(40,689)	—	(57,503)
Repurchase of common stock in going-private merger transaction	(1,300)	—	—	—	(1,300)
Transaction costs paid in going-private merger transaction	(345)	—	—	—	(345)

Cash flow used in investing activities	(172,644)	(11,957)	(38,143)	—	(222,744)

FINANCING ACTIVITIES
Short-term debt borrowings	—	1,051	30,336	—	31,387
Short-term debt repayments	—	(1,233)	(30,464)	—	(31,697)
Long-term debt borrowings	568,950	661	20,078	—	589,689
Long-term debt repayments	(418,950)	(621)	(151,131)	—	(570,702)
Capital contribution	100,000	—	—		100,000
Dividends paid to minority shareholders	—	(18)	(5,446)	—	(5,464)
Dividends paid	(20,000)	—	—	—	(20,000)

Cash flow provided by (used in) financing activities	230,000	(160)	(136,627)	—	93,213

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(2,043)	—	(2,043)

Increase in cash and cash equivalents	9,268	10,384	27,221	—	46,873
Cash and cash equivalents at beginning of period	7,424	(20,498)	46,556	—	33,482

Cash and cash equivalents at end of period	$16,692	$(10,114)	$73,777	$—	$80,355

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SUCCESSOR
For the Two Quarters Ended October 4, 2003

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$(125,191)	$(11,364)	$436,755	$—	$300,200

INVESTING ACTIVITIES
Proceeds from sales of assets	42,925	3,075	3,128	—	49,128
Investments and acquisitions	(1,022)	—	7,554	—	6,532
Capital additions	(1,583)	(4,416)	(56,669)	—	(62,668)
Repurchase of common stock and settlement of stock options in going-private merger transaction	(945,184)	—	(525,000)	—	(1,470,184)
Transaction costs paid in going-private merger transaction	(66,494)	—	—	—	(66,494)

Cash flow used in investing activities	(971,358)	(1,341)	(570,987)	—	(1,543,686)

FINANCING ACTIVITIES
Short-term debt borrowings	—	5,224	—	—	5,224
Short-term debt repayments	—	(5,213)	(9,324)	—	(14,537)
Long-term debt borrowings, net of debt issuance costs	1,187,733	1,045	608,334	—	1,797,112
Long-term debt repayments	(739,450)	(530)	(501,294)	—	(1,241,274)
Dividends paid to minority shareholders	—	—	(5,331)	—	(5,331)
Capital contribution	125,000	—	—	—	125,000

Cash flow provided by financing activities	573,283	526	92,385	—	666,194

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	3,358	—	3,358

Decrease in cash and cash equivalents	(523,266)	(12,179)	(38,489)	—	(573,934)
Cash and cash equivalents at beginning of period	531,591	(637)	110,046	—	641,000

Cash and cash equivalents at end of period	$8,325	$(12,816)	$71,557	$—	$67,066

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

DOLE FOOD COMPANY, INC.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

In the third quarter of 2004, the Company’s revenues grew 12% and operating income fell 20% compared to the prior year. Sales growth in the third quarter was driven primarily by the Company’s fresh fruit and packaged foods operating segments. Earnings during the quarter were adversely impacted by higher commodity costs, lower banana margins due to pricing pressure in North America and significantly lower earnings from vegetables as a result of lower pricing and higher product costs. For the third quarter of 2004, earnings from the fresh fruit, fresh vegetables and fresh flowers segments were lower and earnings from the packaged foods segment were higher in comparison with the prior year. Net income was $4.9 million for the third quarter of 2004 compared to net income of $7.5 million in the third quarter of 2003.

On March 28, 2003, the Company completed a going-private merger transaction. Pursuant to this transaction, the Company became wholly owned by David H. Murdock, the Company’s Chairman and Chief Executive Officer, through DHM Holding Company, Inc. Details of this transaction can be found in the Company’s Form 10-K for the year ended January 3, 2004.

Results of Operations

As a result of the going-private merger transaction, the Company’s Condensed Consolidated Financial Statements present the results of operations, financial position and cash flows prior to the date of the merger transaction as the “Predecessor.” The merger transaction and the Company’s results of operations, financial position and cash flows thereafter are presented as the “Successor.” Predecessor results have not been aggregated with those of the Successor in accordance with accounting principles generally accepted in the U.S. and accordingly the Company’s Condensed Consolidated Financial Statements do not show results of operations or cash flows for the three quarters ended October 4, 2003. However, in order to facilitate an understanding of the Company’s results in comparison with the three quarters ended October 9, 2004, the results of operations of the Predecessor for the quarter ended March 22, 2003 and the Successor for the two quarters ended October 4, 2003, are presented combined (“Combined”).

Selected results of operations for the quarters and three quarters ended October 9, 2004 and October 4, 2003 were as follows (in thousands):

	Quarter Ended

	October 9,	October 4,
	2004	2003

	Successor	Successor

Revenues, net	$1,521,504	$1,357,861
Operating income	$44,536	$55,898
Interest income and other income (expense), net	$1,358	$2,164
Interest expense	$47,426	$48,993
Income taxes	$(6,465)	$1,539
Net income	$4,933	$7,530

	Three Quarters Ended	Two Quarters Ended	Quarter Ended	Three Quarters Ended
	October 9,	October 4,	March 22,	October 4,
	2004	2003	2003	2003

	Successor	Successor	Predecessor	Combined

(In thousands)

Revenues, net	$4,092,047	$2,574,683	$1,073,170	$3,647,853
Operating income	$269,732	$124,477	$88,790	$213,267
Interest income and other income (expense), net	$2,421	$(6,911)	$4,745	$(2,166)
Interest expense	$116,820	$86,772	$19,647	$106,419
Income taxes	$21,623	$5,363	$13,100	$18,463
Net income	$133,710	$25,431	$60,788	$86,219

Revenues

For the quarter ended October 9, 2004, revenues increased to $1.52 billion from $1.36 billion in the quarter ended October 4, 2003. The increase is primarily due to favorable exchange rates and the acquisition of Wood Holdings, Inc. (“JR Wood”) in the second quarter of 2004. In addition, the following contributed to higher revenues: higher sales of packaged salads, increased worldwide sales of packaged foods products, higher sales of Chilean deciduous fruit, sales of pistachios, which are harvested every other year, and significantly higher volumes of Dole Tropical Gold® pineapples in North America and Europe. Exchange rates for the euro, Swedish krona, and Japanese yen positively impacted revenues, primarily in the fresh fruit segment, by approximately $42 million. JR Wood revenues were $41.6 million in the third quarter of 2004. These benefits were offset by lower banana and lower commodity vegetable sales in North America and the sale of Fabrica, a Honduran palm oil business, in the prior year.

For the three quarters ended October 9, 2004, revenues increased 12% to $4.09 billion from $3.65 billion in the prior year. Favorable U.S. dollar exchange rates versus the euro, Swedish krona and Japanese yen positively impacted revenues, primarily in the fresh fruit segment, by approximately $143 million. Revenues also benefited from the following: improved packaged salads volumes, the acquisition of JR Wood, higher banana sales in Europe and Asia, higher worldwide volumes of Dole Tropical Gold® pineapples, higher deciduous fruit sales in Latin America and Asia and higher demand for packaged foods products. These increases were partially offset by lower commodity vegetable sales, lower pricing and volumes of bananas in North America, lower pineapple pricing in North America and Europe and the sale of Fabrica in the prior year.

Operating Income

For the quarter ended October 9, 2004, operating income decreased to $44.5 million from $55.9 million in the quarter ended October 4, 2003. The decrease was primarily attributable to significantly lower margins within the majority of the Company’s operating segments. Margins were negatively impacted by higher production and distribution costs, as well as by pricing pressure. Higher production costs resulted from significantly higher commodity costs (including linerboard, tin plate, resin and agricultural chemicals). Operating income for the third quarter was also impacted by a $5.8 million employee-related restructuring charge in Ecuador. The decrease in operating income was partially offset by the absence of purchase accounting expenses of $11.8 million related to the step-up of inventory from the going-private merger transaction.

During the quarter, the Company’s operating income benefited from favorable U.S. dollar exchange rates versus the euro, Japanese yen and Swedish krona of $2 million, net of current year hedge losses, and an exchange rate benefit of $3 million on foreign-denominated loans. However, the weakening of the U.S. dollar against some currencies in which the Company sources its production (including the Thai Baht, Chilean Peso and Colombian Peso) also negatively impacted operating income by approximately $3 million resulting in a net $2 million favorable impact.

For the three quarters ended October 9, 2004, operating income increased to $269.7 million from $213.3 million in the prior year. The increase was primarily attributable to the absence of inventory-related purchase accounting expense of $50.4 million and the absence of certain privatization expenses of approximately $19 million. Operating income further benefited from overall favorable exchange rates and improved results from the fresh fruit and packaged foods reporting segments. Exchange rates versus the euro, Japanese yen and Swedish krona benefited the three quarters ended October 9, 2004 by approximately $11 million, net of current year hedge losses. These benefits were offset by unfavorable exchange rates in the Company’s production regions of $9 million. Operating income was further offset by lower earnings from the Company’s fresh vegetables segment and a restructuring charge in Ecuador of $5.8 million.

Interest Income and Other Income (Expense), Net

For the quarter ended October 9, 2004, interest income and other income (expense), net was $1.4 million compared to $2.2 million in the prior year. The decrease was due to higher minority interest expense and slightly lower interest income, partially offset by higher equity earnings. For the three quarters ended October 9, 2004, interest income and other income (expense), net was $2.4 million compared to ($2.2) million in the prior year. The improvement was primarily due to a $12.6 million charge in the prior year relating to the early retirement of debt, compared to a similar charge of $2.7 million in the current year. This improvement was partially offset by lower interest income, due to lower cash balances in the current year, and higher minority interest expense.

Interest Expense

Interest expense for the quarter ended October 9, 2004 was $47.4 million compared to $49.0 million in the quarter ended October 4, 2003. Interest expense in the quarter ended October 9, 2004 decreased primarily as a result of lower weighted-average interest rates during the quarter. Interest expense for the three quarters ended October 9, 2004 was $116.8 million compared to $106.4 million in the three quarters ended October 4, 2003. The increase was primarily due to the issuance of additional debt in the second quarter of 2003 to finance the going-private merger transaction, as well as vessel lease obligations capitalized due to the adoption of FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, in 2003.

Income Taxes

Income taxes for the quarter and three quarters ended October 9, 2004 of $6.5 million tax benefit and $21.6 million income tax expense, respectively, reflect the Company’s expected effective income tax rate of approximately 14% for the full fiscal year ending January 1, 2005. The $6.5 million income tax benefit for the third quarter includes $6.3 million necessary to adjust the year-to-date effective income tax rate to 14% and $0.2 million on the Company’s third quarter pre-tax loss at 14%. In the first and second quarters of 2004, the Company had expected an effective full year income tax rate of 18%. The decrease in the expected effective tax rate for the current year reflects lower taxable income in North America than previously anticipated.

As a result of the consummation of the going-private merger transaction, income tax expense for the quarter ended March 22, 2003 was based on earnings for the period from December 29, 2002 through March 22, 2003, to reflect the final separate financial reporting period for the Company in its predecessor form. After the consummation of the going-private transaction, the results of operations are attributable to the new successor company. Income tax expense for the two quarters ended October 4, 2003 of $5.4 million reflects the Company’s then-expected effective income tax rate of approximately 17% for the three-quarter Successor period ended January 3, 2004. Income tax expense of approximately $13.1 million for the quarter ended March 22, 2003 reflects the Company’s effective income tax rate for that quarter of approximately 18%.

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

	Quarter Ended

	October 9,	October 4,
	2004	2003

	Successor	Successor
(in thousands)
Revenues from external customers:
Fresh fruit	$985,570	$874,682
Fresh vegetables	260,033	257,151
Packaged foods	224,563	175,567
Fresh-cut flowers	41,277	40,763
Other operating segments	10,061	9,698

	$1,521,504	$1,357,861

EBIT:
Fresh fruit	$47,237	$52,937
Fresh vegetables	9,715	24,724
Packaged foods	12,098	7,090
Fresh-cut flowers	(5,447)	(3,546)
Other operating segments	72	275

Total operating segments	63,675	81,480
Corporate and other	(17,781)	(23,418)
Interest expense	47,426	48,993

Income (loss) before income taxes	$(1,532)	$9,069

	Three Quarters Ended	Two Quarters Ended	Quarter Ended	Three Quarters Ended
	October 9,	October 4,	March 22,	October 4,
	2004	2003	2003	2003

	Successor	Successor	Predecessor	Combined
(in thousands)
Revenues from external customers:
Fresh fruit	$2,769,066	$1,705,415	$725,115	$2,430,530
Fresh vegetables	672,634	457,124	176,865	633,989
Packaged foods	491,357	310,049	116,712	426,761
Fresh-cut flowers	136,821	84,964	48,506	133,470
Other operating segments	22,169	17,131	5,972	23,103

	$4,092,047	$2,574,683	$1,073,170	$3,647,853

	Three Quarters Ended	Two Quarters Ended	Quarter Ended	Three Quarters Ended
	October 9,	October 4,	March 22,	October 4,
	2004	2003	2003	2003

	Successor	Successor	Predecessor	Combined
(in thousands)
EBIT:
Fresh fruit	$221,864	$133,891	$70,174	$204,065
Fresh vegetables	50,158	43,085	16,703	59,788
Packaged foods	42,410	1,272	11,693	12,965
Fresh-cut flowers	3,801	(4,656)	6,394	1,738
Other operating segments	261	31	65	96

Total operating segments	318,494	173,623	105,029	278,652
Corporate and other	(46,341)	(56,057)	(11,494)	(67,551)
Interest expense	116,820	86,772	19,647	106,419

Income before income taxes	$155,333	$30,794	$73,888	$104,682

Fresh Fruit

Fresh fruit revenues in the quarter ended October 9, 2004 increased 13% to $986 million from $875 million in the quarter ended October 4, 2003. The increase in fresh fruit revenues was primarily due to the following: favorable exchange rates, higher volumes of Tropical Gold® pineapples in North America, Europe and Asia, higher sales of Chilean deciduous fruit and sales of pistachios in North America. Higher banana volumes sold in Europe and Asia, expanded operations in the Europe ripening and distribution businesses and higher commercial cargo activity also contributed to the growth. Revenues were negatively impacted by lower volumes and pricing of bananas in North America and lower pineapple pricing in North America and Europe. Fresh fruit revenues in the three quarters ended October 9, 2004 increased 14% to $2.77 billion from $2.43 billion in the three quarters ended October 4, 2003. Revenues for the three quarters ended October 9, 2004 were impacted mainly by the same factors affecting sales in the third quarter, as well as higher sales of citrus and deciduous fruit in Asia.

Fresh fruit EBIT in the quarter ended October 9, 2004 decreased 11% to $47.2 million from $52.9 million in the quarter ended October 4, 2003. EBIT decreased primarily as a result of the following: higher banana product costs, higher shipping and distribution costs partly as a result of higher fuel prices, lower pricing of bananas in North America, lower pricing of pineapples in North America and Europe, and a $5.8 million restructuring charge in Ecuador. These decreases were partially offset by: pistachio earnings of $4.3 million, expanded operations in the Europe ripening and distribution businesses, higher commercial cargo activity, higher equity earnings, favorable exchange rates and the absence of purchase accounting expense in the current year related to the step-up of inventory of $3.4 million. Favorable U.S. exchange rates, versus the euro, Japanese yen, British pound and Swedish krona, net of hedging losses, benefited EBIT for the quarter ended October 9, 2004 by approximately $5 million. Fresh fruit EBIT in the three quarters ended October 9, 2004 increased to $221.9 million from $204.1 million in the three quarters ended October 4, 2003. The increase was primarily due to higher overall sales and the absence of inventory-related purchase accounting expense in the current year of $15 million. Favorable U.S. exchange rates, versus the euro, Japanese yen and Swedish krona, net of hedging losses, further benefited EBIT for the three quarters ended October 9, 2004 by approximately $12 million. This benefit was offset by unfavorable U.S. dollar exchange rates, primarily versus the Chilean peso, negatively impacting EBIT by $1 million. EBIT for the three quarters ended October 9, 2004 was also affected by similar factors that impacted third quarter’s EBIT.

Fresh Vegetables

Fresh vegetables revenues for the quarter ended October 9, 2004 increased 1% to $260 million from $257 million in the quarter ended October 4, 2003. The increase was due to higher revenues from the North American packaged salads business primarily driven by higher volumes and lower rebates. The increase in packaged salads sales was offset by lower volumes and pricing in North American commodity vegetables, as well as lower packaged salads pricing. Fresh vegetables revenues in the three quarters ended October 9, 2004 increased 6% to $673 million from $634 million in the three quarters ended October 4, 2003. The increase was due to higher volumes and lower rebates in the North American packaged salads business, partially offset by lower commodity pricing, particularly from iceberg lettuce, lower packaged salads pricing, and lower volumes and pricing of commodity vegetables in Asia.

Fresh vegetables EBIT for the quarter ended October 9, 2004 decreased 61% to $9.7 million from $24.7 million in the quarter ended October 4, 2003. The decrease in EBIT was primarily attributable to lower commodity vegetable and packaged salads pricing, higher packaged salads product costs and higher selling and distribution costs. These decreases were partially offset by higher packaged salads volumes, lower product rebates and lower commodity vegetable product costs. Fresh vegetables EBIT for the three quarters ended October 9, 2004 decreased to $50.2 million from $59.8 million in the three quarters ended October 4, 2003. The decrease in EBIT for the three quarters was mainly attributable to lower commodity vegetable and packaged salads pricing, higher packaged salads product costs as a result of increased co-pack products, and higher distribution and selling costs. These decreases were partially offset by higher packaged salads volumes, lower product rebates and lower commodity vegetable product costs.

Packaged Foods

Packaged foods revenues for the quarter ended October 9, 2004 increased 28% to $224.6 million from $175.6 million in the quarter ended October 4, 2003. The increase in revenues was primarily due to the acquisition of JR Wood in the second quarter of 2004, as well as higher sales of fruit bowls and Fruit in Plastic Jars sold in North America, higher sales of concentrate and fruit bowls in Europe, and higher sales of concentrate in Japan. Revenues from JR Wood were $41.6 million in the third quarter. These increases were partially offset by lower volumes of concentrate in North America and the sale of Fabrica in the third quarter of 2003. Packaged foods revenues for the three quarters ended October 9, 2004 increased 15% to $491.4 million from $426.8 million in the three quarters ended October 4, 2003. The increase in revenues for the three quarters was driven primarily by the acquisition of JR Wood with revenues of $45.5 million since acquisition. In addition, higher volumes of fruit bowls and Fruit in Plastic Jars in North America, higher volumes of concentrate, canned pineapple and fruit bowls in Europe and higher sales of canned products in Asia contributed to revenue growth. These increase were partially offset by the sale of Fabrica in the prior year and higher trade spending in North America. Fabrica revenues were $5.8 million and $17.6 million, respectively, in the quarter and three quarters ended October 4, 2003.

EBIT in the packaged foods segment for the quarter ended October 9, 2004 increased to $12.1 million from $7.1 million in the quarter ended October 4, 2003. The increase in EBIT was due to the absence of $8.4 million of purchase accounting expense incurred in the third quarter of 2003 related to the step-up of inventory. EBIT also increased as a result of higher sales, lower selling and marketing costs in North America and a loss on sale of Fabrica of $2.4 million in the prior year. The increase in EBIT was partially offset by higher product costs. EBIT in the three quarters ended October 9, 2004 increased to $42.4 million from $13.0 million in the three quarters ended October 4, 2003. This improvement was primarily due to the absence of $29.8 million of inventory-related purchase accounting expense incurred in 2003, as well as higher overall sales and lower advertising costs in North America. These increases were partially offset by higher product costs, in part due to unfavorable exchange rates on costs, higher shipping and distribution expenses and higher selling expenses in Europe and Asia. Unfavorable exchange rates impacted EBIT for the three quarters ended October 9, 2004 by approximately $5 million. Excluding the loss on sale, Fabrica EBIT was $0.5 million and $1.3 million, respectively, in the quarter and three quarters ended October 4, 2003.

During the third quarter of 2004, JR Wood was renamed Dole Packaged Frozen Foods. Earnings resulting from the acquisition of JR Wood were a loss of $0.7 million in the third quarter. JR Wood earnings were breakeven since its acquisition in the second quarter of 2004. Packaged Foods EBIT for the quarter and three quarters ended October 9, 2004 include a non-cash charge of $3.7 million related to the step-up of inventory in the allocation of the JR Wood purchase price.

Fresh-Cut Flowers

Fresh-cut flowers revenues for the quarter ended October 9, 2004 increased 1% to $41.3 million from $40.8 million in the quarter ended October 4, 2003. The sales growth for the quarter ended October 9, 2004 was primarily attributable to higher overall pricing as a result of a shift of sales volumes from the wholesale to the retail market. The increase in revenues for the third quarter was partially offset by lower volumes due to the impact of the hurricanes that affected Florida during the quarter. Revenues for the three quarters ended October 9, 2004 increased 3% to $136.8 million from $133.5 million in the three quarters ended October 4, 2003. The increase in revenues for the three quarters is primarily due to higher overall pricing as a result of a favorable volume shift from the wholesale to the retail market.

EBIT in the fresh-cut flowers segment for the quarter ended October 9, 2004 decreased to a loss of $5.4 million from a loss of $3.5 million in the quarter ended October 4, 2003. EBIT for the quarter decreased as a result of higher product costs, primarily associated with unfavorable exchange rates and higher labor costs. Fresh-cut flowers EBIT for the three quarters ended October 9, 2004 increased to $3.8 million from $1.7 million in the three quarters ended October 4, 2003. EBIT for the three quarters increased due to the absence of $5.2 million of inventory-related purchase accounting expense incurred in the second quarter of 2003. EBIT also benefited from higher sales and income of $2 million due to the reversal of an accrual related to duty refunds. These benefits were partially offset by higher product costs due to unfavorable exchange rates and higher labor and material costs. Unfavorable exchange rates, primarily the U.S. dollar versus the Colombian peso, impacted EBIT for the quarter and three quarters ended October 9, 2004 by approximately $2 million and $4 million, respectively.

Corporate and Other

Corporate and other EBIT improved to a loss of $17.8 million in the quarter ended October 9, 2004 from a loss of $23.4 million in the quarter ended October 4, 2003. EBIT for the quarter ended October 9, 2004 was favorably impacted by a decrease in a legal reserve based on litigation results and lower write-offs of debt issuance costs resulting from lower accelerated debt repayments. The Company wrote off debt issuance costs of $1.2 million in the current quarter compared to $2.0 million in the third quarter of 2003. Corporate and other EBIT for the three quarters ended October 9, 2004 improved to a loss of $46.3 million from a loss of $67.6 million in the three quarters ended October 4, 2003. EBIT for the three quarters ended October 9, 2004 benefited from the same factors that impacted the third quarter. In addition, EBIT for the three quarters benefited from lower legal expenses due to the absence of a legal settlement of $6.9 million incurred in 2003. Write-off of debt issuance costs was $2.7 million in the first three quarters of 2004 compared to $12.6 million in the prior year.

Liquidity and Capital Resources

In the three quarters ended October 9, 2004, cash flows from operating activities decreased to $178.4 million from $302 million in the combined three quarters ended October 4, 2003. The decline in cash from operating activities of approximately $123.6 million was primarily a result of higher receivables and inventory and lower payables in the current year. In addition, 2003 cash flows benefited from higher net tax refunds of $19.2 million versus $3.1 million in the current year. The increase in receivables was mainly due to higher sales in the third quarter of 2004. The increase in inventory was primarily due to a seasonal increase in Dole Packaged Frozen Foods’ inventory balance as a result of the acquisition of JR Wood. The decrease in payables was mainly due to payments of unusually high grower payables at January 3, 2004. The high level of year-end grower payables was attributable to unusually high lettuce costs in the fourth quarter of 2003 due to a lettuce shortage. In the prior year, cash flows from operations benefited from lower inventory levels due to lower production in the third quarter as a result of timing and plant maintenance in Asia.

Cash flows used in investing activities decreased to $222.7 million in the three quarters ended October 9, 2004 from $1.546 billion in the combined three quarters ended October 4, 2003. The decrease is primarily a result of cash used in 2003 of approximately $1.54 billion to consummate the going-private merger transaction, as well as lower current year capital additions due to the timing of expenditures. The decrease in cash flows used in investing activities was partially offset by cash used in the acquisition of JR Wood of $169.6 million and lower current year proceeds from sale of assets, which, in the prior year, included $36 million from the sale of two corporate aircraft.

Cash flows from financing activities decreased to $93.2 million in the three quarters ended October 9, 2004 compared to cash flows from financing activities of $659.9 million in the three quarters ended October 4, 2003.

The decrease is primarily due to the financing of the going-private merger transaction in the prior year, which included proceeds from the issuance of additional debt, net of issuance costs, of $801.7 million and an equity contribution of $125 million. The decrease in cash flows from financing activities was partially offset by the following: the issuance of a new term loan of $175 million to finance the acquisition of JR Wood, an equity contribution of $100 million from the Company’s parent, Dole Holding Company, LLC (all or substantially all of which is expected to be distributed by the Company back to Dole Holding Company, LLC at subsequent dates) and lower current year debt repayments, net of borrowings, of $156.3 million compared to $255.8 million in the prior year. During the three quarters ended October 9, 2004, the Company declared cash dividends of $20 million and made a non-cash dividend of land with a net book value of $6.3 million to its parent company, Dole Holding Company, LLC. In the first quarter of the prior year, the Company declared a cash dividend of $8.4 million to its common stockholders.

As of October 9, 2004, the Company had outstanding term loan balances under its senior secured credit facilities of approximately $348.1 million. No balance was outstanding under the Company’s revolving credit facilities. At October 9, 2004, the Company had approximately $203.9 million available under the $300 million revolving credit portion of the senior secured credit facilities.

Provisions under the senior secured credit facilities and the indentures to the Company’s senior notes and debentures require the Company to comply with certain financial covenants. These covenants include financial performance measures, such as minimum required interest coverage ratios, minimum fixed charge coverage ratios, minimum quarterly earnings and maximum permitted leverage ratios, as well as limitations on, among other things, indebtedness, capital expenditures, investments, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. At October 9, 2004, the Company was in compliance with all applicable covenants.

In February 2004, the Company executed a fourth amendment to its senior secured credit facility agreement. Under the fourth amendment, DHM Holding Company, Inc. transferred all of the outstanding capital stock of the Company to a new intermediate holding company, Dole Holding Company, LLC. The fourth amendment also permits Dole Holding Company, LLC to issue up to $250 million of senior notes that would be structurally subordinated to Dole’s existing senior notes and debentures. The proceeds of any such senior note offerings would be required to promptly be either: (a) contributed or loaned to the Company to repay its revolving loans or for its other working capital or general corporate purposes, or (b) loaned or dividended to DHM Holding Company, Inc. for investment in a company formed by DHM Holding Company, Inc. for the development, construction and operation of a wellbeing center/ hotel/ spa/ conference center/ studio and reasonably related extensions thereof. In addition, among other provisions, the amendment permits the Company to pay dividends, subject to certain restrictions, as defined in the amendment.

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

The Company believes that its existing cash balance and available borrowings under the revolving credit facility of $80.4 million and $203.9 million, respectively, at October 9, 2004, together with its future cash flow from operations and access to capital markets will enable it to meet its working capital, capital expenditure, debt maturity and other commitments and funding requirements. Factors impacting the Company’s cash flow from operations include such items as commodity prices, interest rates and foreign currency exchange rates, among other things, as set forth in the Company’s Form 10-K for the fiscal year ended January 3, 2004 and in subsequent SEC filings.

Other Matters

Acquisition of Coastal Berry Company: Subsequent to the third quarter of 2004, the Company acquired Coastal Berry Company, LLC, and two affiliated companies (collectively “Coastal Berry”) for $7 million in cash. In connection with the acquisition, the Company also repaid approximately $10 million of Coastal Berry debt and capital lease obligations. Coastal Berry is a leading California producer of fresh berries (including strawberries, raspberries and blackberries).

Financial Instruments: The Company’s foreign currency exchange forward contracts are denominated in Japanese yen and euro and are designated as hedges under Statement of Financial Accounting Standards No. 133 (“FAS 133”), Accounting for Derivative Instruments and Hedging Activities. At October 9, 2004, the outstanding notional amount of the Company’s Japanese yen foreign currency exchange forwards totaled $28.2 million. At October 9, 2004, the Company had no outstanding euro hedges.

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

In the second quarter of 2004, the European Union Commission decided upon a transitory separate banana import quota for the ten new European Union (“EU”) member states scheduled to join the EU in May 2004. The EU Commission has determined the new licenses will be allocated using a similar system as the quota for the 15 original EU states. The Company does not expect that this new quota will have a material impact on its future results of operations.

Following the 2001 agreement with the United States and Ecuador, the EU is committed to replace the quota system with a tariff-only system no later than January 1, 2006. The EU Commission has now started negotiations with the Latin producing countries at the World Trade Organization. It is too early to predict whether the recent EU proposal, in its current form, will replace the existing quota system in 2006.

Supplemental Financial Information

The following financial information has been presented, as management believes that it is useful information to some readers of the Company’s condensed consolidated financial statements (in thousands):

	October 9,	January 3,
	2004	2004

	Successor	Successor

Balance Sheet Data:
Total working capital (current assets less current liabilities)	$479,000	$279,356
Total assets	$4,205,497	$3,987,884
Total debt	$1,870,328	$1,851,100
Total shareholders’ equity	$673,667	$456,428

	Quarter Ended

	October 9,	October 4,
	2004	2003

	Successor	Successor

Other Financial Data:
Net income	$4,933	$7,530
Interest expense	47,426	48,993
Income taxes	(6,465)	1,539
Depreciation and amortization	46,109	42,456

EBITDA	$92,003	$100,518
EBITDA margin	6.0%	7.4%
Capital expenditures	$29,482	$16,304

	Three Quarters Ended	Two Quarters Ended	Quarter Ended	Three Quarters Ended
	October 9,	October 4,	March 22,	October 4,
	2004	2003	2003	2003

	Successor	Successor	Predecessor	Combined

(In thousands)
Other Financial Data:
Net income	$133,710	$25,431	$60,788	$86,219
Interest expense	116,820	86,772	19,647	106,419
Income taxes	21,623	5,363	13,100	18,463
Depreciation and amortization	109,783	73,794	25,051	98,845

EBITDA	$381,936	$191,360	$118,586	$309,946
EBITDA margin	9.3%	7.4%	11.1%	8.5%
Capital expenditures	$57,503	$62,668	$4,235	$66,903

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

The Company presents EBITDA and EBITDA margin because management believes, similar to EBIT, EBITDA is a useful performance measure for the Company. In addition, EBITDA is presented because management believes it is frequently used by securities analysts, investors and others in the evaluation of companies, and because certain debt covenants on the Company’s Senior Notes are tied to EBITDA. EBITDA and EBITDA margin should not be considered in isolation from or as a substitute for net income, cash flows from operating activities and other consolidated income or cash flow statement data prepared in accordance with GAAP or as a measure of profitability or liquidity. Additionally, the Company’s computation of EBITDA and EBITDA margin may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate EBITDA and EBITDA margin in the same manner.

The impact of purchase accounting on EBITDA for the quarter and three quarters ended October 9, 2004 was not significant. In comparison to 2004, EBITDA for the quarter and three quarters ended October 4, 2003 was negatively impacted by purchase accounting related and going-private merger and refinancing expenses of $11.8 million and $68.8 million, respectively. These items also impacted EBITDA margin by 0.9 and 1.9 percentage points, respectively, for the quarter and three quarters ended October 4, 2003.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

In the quarter and three quarters ended October 9, 2004, no material changes have occurred in the market risk disclosure presented in the Company’s Annual Report on Form 10-K for the year ended January 3, 2004.

ITEM 4.     CONTROLS AND PROCEDURES

An evaluation was carried out as of October 9, 2004 under the supervision and with the participation of Dole’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act (Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Dole’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported by management of Dole on a timely basis in order to comply with Dole’s disclosure obligations under the Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There were no changes in Dole’s internal control over financial reporting during the quarter ended October 9, 2004 that have materially affected, or are reasonably likely to materially affect, Dole’s internal control over financial reporting.

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

A significant portion of the Company’s legal exposure relates to lawsuits pending in the United States and in several foreign countries, alleging injury as a result of exposure to the agricultural chemical DBCP (1,2-dibromo-3-chloropropane). DBCP was manufactured by several chemical companies including Dow and Shell and registered by the U.S. government for use on food crops. The Company and other growers applied DBCP on banana farms in Latin America and the Philippines and on pineapple farms in Hawaii. Specific periods of use varied among the different locations. The Company halted all purchases of DBCP, including for use in foreign countries, when the U.S. EPA cancelled the registration of DBCP for use in the United States in 1979. That cancellation was based in part on a 1977 study by a manufacturer which indicated an apparent link between male sterility and exposure to DBCP among factory workers producing the product, as well as early product testing done by the manufacturers showing testicular effects on animals exposed to DBCP. To date, there is no reliable evidence demonstrating that field application of DBCP led to sterility among farm workers, although that claim is made in the pending lawsuits. Nor is there any reliable scientific evidence that DBCP causes any other injuries in humans, although plaintiffs in the various actions assert claims based on cancer, birth defects and other general illnesses.

Currently there are 572 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP. Twelve of these lawsuits are currently pending in various jurisdictions in the United States, including one new case in the Superior Court for the County of Los Angeles involving 36 Nicaraguan claimants and another case in the U.S. District Court, Central District of California involving 2,624 Costa Ricans, both seeking unspecified damages. In one of the lawsuits pending in the Dallas County (116th Judicial District) Texas state court involving 378 Costa Ricans, trial is scheduled for March 7, 2005 with an initial five plaintiff-panel. The remaining cases are pending in Latin America and the Philippines, including 442 labor cases pending in Costa Rica under that country’s national insurance program and one new case filed in the First Civil Trial Court in Tegulcigalpa, Honduras on behalf of 367 Hondurans seeking $110 million in damages. Claimed damages in DBCP cases worldwide total approximately $22.5 billion, with the lawsuits in Nicaragua representing approximately 80% of this amount. In almost all of these cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against the Company.

In Nicaragua, 103 cases have been filed, with the majority of the lawsuits brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional.

Fourteen cases filed in a civil trial court in Managua, Nicaragua have resulted in judgments for the claimants: $489.4 million (nine cases with 468 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with 4 claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; and $64.8 million (one case with 86 claimants) on June 15, 2004. Active cases are currently pending in civil trial courts in Managua (5), Chinendega (7) and Puerto Cabezas (2). In all of those cases, the Company has sought to have the cases returned to the United States pursuant to Law 364. Notwithstanding, the Chinendega court denied the Company’s request in cases pending there; the Managua court denied the Company’s request with respect to two of the 5 cases pending there; and the court in Puerto Cabezas denied the Company’s request with respect to the two cases there. The Company’s requests as to the remaining 3 cases in Managua are still pending and the Company has appealed the two decisions of the court in Puerto Cabezas.

The claimants’ attempted enforcement of the December 11, 2002 judgment for $489.4 million in the United States resulted in a dismissal with prejudice of that action by the United States District Court for the Central District of California on October 20, 2003. The claimants have appealed that decision to the United States Court of Appeals for the Ninth Circuit. Dole expects to prevail in that appeal.

The claimants have attempted to enforce the other five Nicaraguan judgments in Ecuador. On September 28, 2004, the Ecuador Supreme Court issued a ruling refusing to consider the action to enforce the June 14, 2004 Nicaraguan judgment for $56.5 million, stating that it was not a court of competent jurisdiction for enforcement.

The Company believes that none of the Nicaraguan civil trial courts’ judgments will be enforceable against any Dole entity in the U.S. or in any other country, because Nicaragua’s Law 364 is unconstitutional and violates international principles of due process. Among other things, Law 364 is an improper “special law” directed at particular parties; it requires defendants to pay large, non-refundable deposits in order to even participate in the litigation; it provides a severely truncated procedural process; it establishes an irrebuttable presumption of causation that is contrary to the evidence and scientific data; and it sets unreasonable minimum damages that must be awarded in every case.

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

On July 29, 2004, Dole Holding Company, LLC, acting by written consent as the Company’s sole shareholder, reelected all of the directors of the Company.

Item 5.	Other Information

On July 29, 2004, Dole announced the election of Richard J. Dahl as President and Chief Operating Officer of the Company, Joseph S. Tesoriero as Vice President and Chief Financial Officer, C. Michael Carter as Executive Vice President, General Counsel and Corporate Secretary, Scott A. Griswold as Executive Vice President, Corporate Development, and Roberta Wieman as Executive Vice President, Chief of Staff.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit
Number

31.1*	Certification by the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification by the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1†	Certification by the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2†	Certification by the Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith

†	Furnished herewith

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended October 9, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 18, 2004	DOLE FOOD COMPANY, INC. REGISTRANT

By:	/s/ JOSEPH S. TESORIERO

Joseph S. Tesoriero
Vice President and
Chief Financial Officer

By:	/s/ YOON J. HUGH

Yoon J. Hugh
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number

31.1*	Certification by the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification by the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1†	Certification by the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2†	Certification by the Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith

†	Furnished herewith