Form 10-K
period 2005-01-01
DOLE FOOD COMPANY INC
filed 2005-04-01
CIK 18169

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

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
None
      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      The approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $0 as of the last business day of the registrant’s most recently completed second fiscal quarter.
      The number of shares of Common Stock outstanding as of March 31, 2005 was 1,000.
DOCUMENTS INCORPORATED BY REFERENCE
None

DOLE FOOD COMPANY, INC.
FORM 10-K
Fiscal Year Ended January 1, 2005

i

PART I

Item 1.	Business
      Dole Food Company, Inc. was founded in Hawaii in 1851 and was incorporated under the laws of Hawaii in 1894. Dole reincorporated as a Delaware corporation in July 2001. Unless the context otherwise requires, Dole Food Company, Inc. and its consolidated subsidiaries are referred to in this report as the “Company,” “Dole” and “we.”
      Dole’s principal executive offices are located at One Dole Drive, Westlake Village, California 91362, telephone (818) 874-4000. During fiscal year 2004, we had, on average, approximately 40,000 full-time permanent employees and 24,000 full-time seasonal or temporary employees, worldwide. Dole is the world’s largest producer and marketer of high-quality fresh fruit, fresh vegetables and fresh-cut flowers. Dole markets a growing line of packaged and frozen foods and is a produce industry leader in nutrition education and research. Our website address is www.dole.com. Since we have only one stockholder and since our debt securities are not listed or traded on any exchange, we do not make available free of charge, on or through our website, electronically or through paper copies our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, or any amendments to those reports.
      Dole’s operations are described below. For detailed financial information with respect to Dole’s business and its operations, see Dole’s Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, which are included in this report.
Overview
      We are the world’s largest producer of fresh fruit, fresh vegetables and fresh-cut flowers, and we market a growing line of value-added products. We are one of the world’s largest producers of bananas and pineapples, a leading marketer of citrus and table grapes worldwide and an industry leader in packaged fruit products, ready-to-eat salads and vegetables. Our most significant products hold the number 1 or number 2 positions in the respective markets in which we compete. For the fiscal year ended January 1, 2005, we generated revenues of approximately $5.3 billion.
      We provide wholesale, retail and institutional customers around the world with high quality food products that bear the DOLE® trademarks. The DOLE brand was introduced in 1933 and we believe it is one of the most recognized for fresh and packaged produce in the United States, as evidenced by our 42% unaided consumer brand awareness, twice that of our nearest competitor, according to C.A. Walker and Associates. We utilize product quality, food safety, brand recognition, competitive pricing, customer service and consumer marketing programs to enhance our position within the food industry. Consumer and institutional recognition of the DOLE trademarks and related brands and the association of these brands with high quality food products contribute significantly to our leading positions in the markets that we serve.
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
Industry
      The worldwide fresh produce industry is characterized by consistent underlying demand and favorable growth dynamics. In recent years, the market for fresh produce has grown at a rate above population growth, supported by ongoing trends including greater consumer demand for healthy, fresh and convenient foods, increased retailer square footage devoted to produce, and increased emphasis on fresh produce as a differentiating factor in attracting customers. According to the Food and Agriculture Organization, worldwide produce production grew 3.6% per annum from 814 million metric tons in 1990 to an estimated 1,244 million in 2002. Total wholesale fresh produce sales in the United States surpassed $80 billion in 2001, up from approximately $35 billion in 1987, representing a 6.1% compounded annual growth rate. In the U.S., wholesale fresh produce sales are split roughly evenly between the retail and foodservice channels.
      Health conscious consumers are driving much of the growth in demand for fresh produce. Over the past 20 years, the benefits of natural, preservative free foods have become an increasingly prominent element of the public dialogue on health and nutrition. As a result, consumption of fresh fruit and vegetables has increased markedly. According to the USDA, Americans consumed 54 more pounds of fresh fruit and vegetables per capita in 2000 than they did in 1986. Time-starved consumers are also demonstrating continued demand for convenient, ready to eat products. Food manufacturers have responded with new product introductions and packaging innovations in segments such as bagged baby carrots and ready-to-eat salads, contributing to industry growth. For example, the U.S. market for fresh-cut produce has increased from an estimated $3 billion in 1994 to an estimated $11 billion in 2000. According to the International Fresh-Cut Produce Association, growth in the fresh-cut produce market is forecasted to continue at a compound annual rate of 6.4%, reaching approximately $15 billion by 2005.
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
Competitive Strengths
      Our competitive strengths have contributed to our strong historical operating performance and should enable us to capitalize on future growth opportunities:

•	Market Share Leader. Our most significant products hold the number 1 or number 2 positions in the respective markets in which we compete. We maintain number 1 market share positions in North American bananas, North American iceberg lettuce, celery, cauliflower, ready-to-eat salads, winter fruits exported from Chile, and packaged fruit products, including our line of plastic fruit cups called FRUIT BOWLS® and FRUIT BOWLS in Gel. In addition, we believe that we are the only fully integrated fresh-cut flower and bouquet supplier of our size in North America.

•	Strong Global Brand. Consumer and institutional recognition of the DOLE trademark and related brands and the association of these brands with high quality food products contribute significantly to our leading positions in each of the markets that we serve. By implementing a global marketing program, we have made the distinctive red “DOLE” letters and sunburst a familiar symbol of freshness and quality recognized around the world. We believe that opportunities exist to leverage the DOLE brand through product extensions and new product introductions.

•	Low-Cost Production Capabilities. We believe we are one of the lowest cost producers of many of our major product lines, including bananas, North American fresh vegetables and ready-to-eat salads and packaged fruit products. Over the last several years we have undertaken various initiatives to achieve this low-cost position, including closing facilities, centralizing our raw material purchasing and leveraging our global logistics infrastructure more efficiently. We plan to maintain these low-cost positions through a continued focus on operating efficiency.

•	State-of-the-Art Infrastructure. We have made significant investments in our production, processing, transportation and distribution infrastructure with the goal of efficiently delivering the highest quality and freshest product to our customers. We own or lease over 60 processing, ripening and distribution centers, and the largest dedicated refrigerated containerized shipping fleet in the world, with 22 ships and approximately 12,200 refrigerated containers. The investments in our infrastructure should allow for continued growth in the near term. In addition, our market-leading logistics and distribution capabilities allow us to act as a preferred fresh and packaged food provider to leading global supermarkets and mass merchandisers.

•	Diversity of Sourcing Locations. We currently source our fresh fruits, vegetables and fresh-cut flowers in more than 75 countries and distribute products in more than 90 countries. We are not dependent on any one country for the sourcing of any of our products. The largest concentration of production is in Ecuador, where we sourced approximately one third of our Latin bananas in 2004. The diversity of our production sources reduces our risk from exposure to natural disasters and political disruptions in any one particular country.

•	Experienced Management Team. Our management team has a demonstrated history of delivering strong operating results through disciplined execution. The current management team has been instrumental in our continuing drive to transform Dole from a production driven company into a sales and marketing driven one. In addition, the management team has led our recent company-wide initiatives to improve operating efficiency.
Business Strategy
      Key elements of our strategy include:

•	Leveraging our Strong Brand and Market Leadership Position. Our most significant products hold number 1 or number 2 market positions in the respective markets in which we compete. We intend to maintain those positions and continue to expand our leadership both in new product areas and with new customers. We have a history of leveraging our strong brand to successfully enter, and in many cases become the leading player in, value-added food categories. For example, we attained the number 1 market share in the plastic fruit cups category only 3 years after introducing FRUIT BOWLS and FRUIT BOWLS in Gel. We intend to continue to evaluate and to strategically introduce other branded products in the value-added sectors of our business.

•	Focusing on Value-Added Products. Over the last 10 years, we have successfully shifted our product mix toward value-added food categories and away from commodity fruits and vegetables. For example, we have found major success in our ready-to-eat salad lines, bagged baby carrots, and, most recently, FRUIT BOWLS and FRUIT BOWLS in Gel. These value-added food categories are growing at a faster rate than our traditional commodity businesses and are generating higher margins. Overall, we have significantly increased our percentage of revenue from value-added products. This shift has been most pronounced in our fresh vegetables and packaged foods businesses, where value-added products now account for approximately 58% and 28% of revenue, respectively, of those businesses’ revenues. We plan to continue to address the growing demand for convenient and innovative products by investing in our higher margin, value-added food businesses.

•	Further Improving Operating Efficiency and Cash Flow. While we have greatly improved our profitability and cash flow over the last few years, we intend to continue to focus on profit improvement initiatives and maximizing cash flow. We will continue to:

•	analyze our current customer base and focus on profitable relationships with strategically important customers;

•	leverage our purchasing power to reduce our costs of raw materials; and

•	make focused capital investments to improve productivity.

Business Segments
      We have four business segments: fresh fruit, fresh vegetables, packaged foods and fresh-cut flowers. The fresh fruit segment contains several operating divisions that produce and market fresh fruit to wholesale, retail and institutional customers worldwide. The fresh vegetables segment contains two operating divisions that produce and market commodity and fresh-cut vegetables to wholesale, retail and institutional customers, primarily in North America, Europe and Asia. The packaged foods segment contains several operating divisions that produce and market packaged foods including fruit, juices and snack foods. Our fresh-cut flowers segment sources, imports and markets fresh-cut flowers, grown mainly in Colombia, primarily to wholesale florists and retail grocers in the United States. For financial information on the four business segments, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data, Note 13 — Business Segments, in this Form 10-K.
Fresh Fruit
      Our fresh fruit business segment has four primary operating divisions: bananas, fresh pineapple, European Ripening & Distribution and Dole Chile. We believe that we are the industry leader in growing, sourcing, shipping and distributing consistently high-quality fresh fruit. The fresh fruit business segment represented approximately 67% of 2004 total revenues of the four segments.

Bananas
      We are one of the world’s largest producers of bananas, growing and selling more than 127 million boxes of bananas annually. We sell most of our bananas under the DOLE brand. We primarily sell bananas to customers in North America, Europe and Asia. We are the number one brand of bananas in both North America (an approximate 35% market share) and Japan (an approximate 29% market share) and the number two brand in Europe (an approximate 17% market share). In Latin America, our bananas are primarily sourced in Honduras, Costa Rica, Ecuador, Colombia, Guatemala and Peru and grown on approximately 36,000 acres of company-owned farms and approximately 70,000 acres of independent producers’ farms. Bananas produced by us in Latin America are shipped primarily to North America and Europe on our refrigerated and containerized shipping fleet. In Asia, we source our bananas primarily in the Philippines. Bananas accounted for approximately 39% of our fresh fruit business segment revenues in 2004.
      Consistent with our strategy to focus on value-added products, we have continued to expand our focus on higher margin, niche bananas. While the traditional “green” bananas still comprise the majority of our banana sales, we have successfully introduced niche bananas (e.g., organic). We have also improved the profitability of our banana business by focusing on profitable customer relationships and markets.
      While bananas are sold year round, there is a seasonal aspect to the banana business. Banana prices and volumes are typically higher in the first and second calendar quarters before there is increased competition from summer fruits. Approximately 80% of our total retail volume in North America is under contract. The contracts are typically one year in duration and help to insulate us from fluctuations in the banana spot market. Our principal competitors in the international banana business are Chiquita Brands International, Inc. and Fresh Del Monte Produce Inc.

European Ripening & Distribution
      Our European Ripening & Distribution business distributes DOLE and non-DOLE branded fresh produce in Europe. This business operates 48 sales and distribution centers in nine countries, predominantly in Western Europe. This is a value-added business for us since European retailers generally do not self-distribute or self-ripen. This business assists us in firmly establishing customer relationships in Europe. In December 2004, Saba Trading AB in Sweden became wholly owned by Dole, when we acquired the 40% of Saba that we did not already own. Saba is Scandinavia’s leading importer and distributor of fruit, vegetables and flowers, with imports from more than 60 countries. European Ripening & Distribution accounted for approximately 38% of our fresh fruit business segment’s revenues in 2004.

Fresh Pineapples
      We are the number two global producer of fresh pineapples, growing and selling more than 25 million boxes annually. We sell our pineapples globally and source them from company operated farms and independent growers in Latin America, Hawaii, the Philippines and Thailand. We produce and sell two principal types of pineapples: the Champaka (or green) pineapple and the sweet yellow pineapple. The Champaka pineapple, which traditionally had been the most widely available type of pineapple, is primarily sold to the foodservice sector and is also used in our packaged products. The sweet yellow pineapple was introduced in 1999 under the DOLE PREMIUM SELECT® label. We now market a substantial portion of this fruit under the DOLE TROPICAL GOLD® label. The sweet yellow pineapple sells for a higher price than the Champaka, which translates into a higher margin for us and our customers. Our sweet yellow pineapple has had excellent market acceptance. Unit volume grew by 39% in 2004 as compared with 2003. Our primary competitor in fresh pineapples is Fresh Del Monte Produce Inc. Pineapples accounted for approximately 8% of our fresh fruit business segment’s revenues in 2004.

Dole Chile
      We began our Chilean operations in 1982 and have grown to become the largest exporter of Chilean fruit. We export grapes, apples, pears, stone fruit (e.g., peaches and plums) and kiwifruit from approximately 4,075 Dole-owned and Dole-leased acres and 29,000 contracted acres. The weather and geographic features of Chile are similar to those of the Western United States, with opposite seasons. Accordingly, Chile’s harvest is counter-seasonal to that in the Northern hemisphere, offsetting the seasonality in our other fresh fruit. We primarily export Chilean fruit to North America, Latin America and Europe. Our Dole Chile business division accounted for approximately 7% of our fresh fruit business segment’s revenues in 2004.
Fresh Vegetables
      Our fresh vegetables business segment operates under two divisions: commodity and value-added. We source our fresh vegetables from company-owned and contracted farms. To satisfy the increasing demand for our products, we have continued to expand production and distribution capabilities of our fresh vegetables segment. Our Yuma, Arizona production facility transitioned from a five-month seasonal operation to a year-round production operation in the fall of 2002 to accommodate growth in this segment. Under our arrangements with independent growers, we purchase fresh produce at the time of harvest and are generally responsible for harvesting, packing and shipping the product to our central cooling and distribution facilities. We have continued to focus on our value-added products, which now account for more than 58% of revenues for this segment. The fresh vegetables business segment accounted for approximately 17% of 2004 total revenues of the four segments.

Commodity Vegetables
      We source, harvest, cool, distribute and market more than 20 different types of fresh vegetables, including iceberg lettuce, red and green leaf lettuce, romaine lettuce, butter lettuce, celery, cauliflower, broccoli, carrots, brussels sprouts, green onions, asparagus, snow peas and artichokes. We sell our commodity vegetable products primarily in North America, Asia and, to a lesser extent, Western Europe. In North America, we are the number one provider of lettuce, celery and cauliflower. Our primary competitors in this category include: Tanimura & Antle, Nunes, Growers Vegetable Express, Mann Packing and Ocean Mist. In October 2004, we acquired Coastal Berry Company, LLC, subsequently renamed as Dole Berry Company, LLC, as a result of which, Dole became the third largest producer of strawberries in North America.

Value-Added
      Our value-added vegetable products include ready-to-eat salads, bagged baby carrots, broccoli florets, and cauliflower florets. Our unit market share of the ready-to-eat salads category reported by A.C. Nielsen was approximately 40.6% for the 12-week period ended January 1, 2005. The ready-to-eat salad category in the U.S. experienced a compound annual growth rate of approximately 20% from 1994 through 2004, reflecting the consumer’s increasing preference for convenience and healthy eating, with higher growth rates in the earlier years, and is currently expected to be approximately 4%, reflecting household penetration getting closer to its maximum. Our value-added products typically have more stable margins than commodity vegetables, thereby helping to reduce our exposure to commodity price fluctuations. New product development continues to be a key driver in the growth of this segment. Our primary competitor in this segment is Fresh Express, a subsidiary of Performance Food Group Company, which announced in the first quarter of 2005 that it had entered into a contract to sell Fresh Express and two other businesses to Chiquita Brands International, Inc.
Packaged Foods
      Our packaged foods segment produces canned pineapple, canned pineapple juice, fruit juice concentrate and fruit in plastic cups, jars and pouches. All of our significant packaged food products hold the number one branded market position in North America. We continue to dominate the plastic fruit cup category with six of the top ten items in this category. Fruit for our packaged food products is sourced primarily in the Philippines, Thailand and the United States and packed in our three Asian canneries, two in Thailand and one in the Philippines. We have continued to focus on our value-added packaged food products which now account for approximately 28% of the segment’s revenues.
      Our FRUIT BOWLS products were introduced in 1998 and continue to exceed our volume and share expectations. The trend towards convenience and healthy snacking has been responsible for the explosive growth in the plastic fruit cup category. The plastic fruit cup category is now larger than the apple sauce cup and shelf-stable gelatin cup categories. In an effort to keep up with this demand, we have made significant investments in our Asian canneries. We have significantly increased our FRUIT BOWL capacity in the past four years. These investments should ensure our position as an industry innovator and low cost producer. We are now producing more plastic cups than traditional cans. In April 2003, Dole introduced fruit in a 24.5 oz. plastic jar. This growing business achieved a 35% market share for 2004.
      In June 2004, Dole acquired Wood Holdings, Inc. and its operating company, J.R. Wood, Inc. (subsequently renamed Dole Packaged Frozen Foods, Inc.), a frozen fruit producer and manufacturer, in order to further leverage the DOLE brand and strengthen our existing product portfolio.
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
      Our packaged foods segment accounted for approximately 13% of 2004 revenues of the four segments.
Fresh-Cut Flowers
      We entered the fresh-cut flowers business in 1998 and are now the largest producer of fresh-cut flowers in Latin America with over 90% of our Latin American flowers shipped into North America. Our products include over 800 varieties of fresh-cut flowers such as roses, carnations and alstroemeria. The fresh-cut flowers business fits our core competencies including:

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
      In December 2001, in an effort to increase efficiencies and reduce costs, we consolidated our fresh-cut flowers operations, previously housed in seven separate buildings, into a new worldwide headquarters facility in Miami, Florida. A new management team assumed responsibility for the fresh-cut flower business in 2002. The new management team has implemented initiatives to reduce costs, improve customer profitability and improve demand planning. The customer profitability initiatives included SKU rationalization, customer rationalization and, most importantly, a new strategic focus on the retail grocery channel. In the fresh-cut flowers business, the retail grocery channel is a higher margin market that exhibits less seasonality than the wholesale market. The emphasis on demand planning has given the fresh-cut flowers segment a sales and market focus instead of a production focus. Our fresh-cut flowers segment accounted for approximately 3% of 2004 revenues of the four segments.
Global Logistics
      We have significant owned and operated food sourcing and related operations in Chile, Colombia, Costa Rica, Ecuador, Guatemala, Honduras, the Philippines, Thailand and the United States. We also source food products in Algeria, Argentina, Australia, Brazil, Cameroon, China, Greece, Italy, Ivory Coast, Mexico, New Zealand, Peru, South Africa, South Korea, Spain, Syria, Tunisia and Turkey. Significant volumes of Dole’s fresh fruit and packaged products are marketed in Canada, Western Europe, Japan and the United States, with lesser volumes marketed in Australia, China, Hong Kong, New Zealand, South Korea, and other countries in Asia, Eastern Europe, Scandinavia, the Middle East and Central and South America.
      The produce that we distribute internationally is transported primarily by 22 owned or leased ocean-going vessels. We ship our tropical fruit in owned or chartered refrigerated vessels. All of our tropical fruit shipments into the North American and core European markets are delivered using pallets or containers. This increases efficiency and minimizes damage to the product from handling. Most of the vessels are equipped with controlled atmosphere technology, which improves product quality. “Backhauling” services, transporting third-party cargo primarily from North America and Europe to Latin America, reduce net transportation costs. We use vessels that are both owned or operated under long-term leases, as well as vessels chartered under contracts that typically last one year. Our fresh-cut flowers are transported via chartered flights.
Customers
      Our top 10 customers in 2004 accounted for approximately 29% of total sales. No one customer accounted for more than 6% of total 2004 sales. Our customer base is highly diversified, both geographically and in terms of product mix. Each of our segments’ largest customers accounted for less than 29% of that segment’s revenues. Our largest customers are leading global and regional mass merchandisers and supermarkets in North America, Europe and Asia.
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

Competition
      The global fresh and packaged produce markets are intensely competitive, and are generally dominated by a small number of global producers and filled out with independent growers, packers and middlemen. Our large, international competitors are Chiquita, Fresh Del Monte Produce and Del Monte Foods. In some product lines, we compete with smaller national producers. In fresh vegetables, a limited number of grower shippers in the United States and Mexico supply a significant portion of the United States market, with numerous smaller independent distributors also competing. We also face competition from grower cooperatives and foreign government sponsored producers. Competition in the various markets in which we operate is based on reliability of supply, product quality, brand recognition and perception, price and the ability to satisfy changing customer preferences through innovative product offerings.
Employees
      During fiscal year 2004, we had on average approximately 40,000 full-time permanent employees and 24,000 full-time seasonal or temporary employees, worldwide. This represents an increased work force from 2003 due largely to acquisitions in North America. Approximately 33% of our employees work under collective bargaining agreements, some of which expire in 2005, subject to automatic renewals unless a notice of non-extension is given by us or the union. We have not received any notice yet that a union intends not to extend a collective bargaining agreement. We believe our relations with our employees are generally good.
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
Trademark Licenses
      We have an agreement with Ice Cream Partners USA, LLC, pursuant to which we have licensed to Nestle our rights to market and manufacture processed products in key segments of the frozen novelty business in the United States and certain other countries, including FRUIT ’N JUICE® bars. DOLEWHIP®, a soft-serve, non-dairy dessert, is manufactured and marketed by Precision Foods, Inc. under license from us. In connection with the sale of the majority of our juice business to Tropicana Products, Inc. in May of 1995, we received cash payments up front and granted to Tropicana a license, requiring no additional future royalty payments, to use certain DOLE trademarks on certain beverage products. We continue to market DOLE canned pineapple juice and pineapple juice blend beverages. We have a number of additional license arrangements worldwide, none of which is material to Dole and its subsidiaries, taken as a whole.
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
Legal Proceedings
      See Item 3, Legal Proceedings, in this Form 10-K.
Trade Issues
      Our foreign operations are subject to risks of expropriation, civil disturbances, political unrest, increases in taxes and other restrictive governmental policies, such as import quotas. Loss of one or more of our foreign operations could have a material adverse effect on our operating results. We strive to maintain good working relationships in each country where we operate. Because our operations are a significant factor in the economies of certain countries, our activities are subject to intense public and governmental scrutiny and may be affected by changes in the status of the host economies, the makeup of the government or even public opinion in a particular country.
      The European Union (“EU”) maintains banana regulations that impose quotas and tariffs on bananas. In April 2001, the EU reached agreements with the United States and Ecuador to implement a tariff-only import system no later than January 1, 2006. After reaching these agreements, the EU adjusted applicable quotas and amended rules for allocation of licenses for an interim regime preceding the future tariff-only regime. This interim regime began on July 1, 2001. Subsidiaries of Dole are entitled to licenses under the changed rules and are using the licenses in such a way as to maintain and maximize license rights. Following the 2001 agreement with the United States and Ecuador, the EU is committed to replace the quota system with a tariff-only system no later than January 1, 2006. On January 31, 2005, the EU formally notified the World Trade Organization of its intent to apply as of January 1, 2006 a single import duty of 230 euro per metric ton of bananas imported from Latin America to the EU. Following this announcement, Latin producing countries have until April 1, 2005 to request arbitration from the World Trade Organization to lower the tariff. It is too early to predict whether arbitration will occur and, if so, what specific tariff level will result from such arbitration.

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
Seasonality
      Our sales volumes remain relatively stable throughout the year. We experience seasonal earnings characteristics, predominantly in the fresh fruit segment, because fresh fruit prices traditionally are lower in the second half of the year, when summer fruits are in the markets, than in the first half of the year. Our fresh vegetables segment experiences some seasonality as reflected by higher earnings in the first half of the year. Our packaged foods and fresh-cut flowers segments experience peak demand during certain well-known holidays and observances; the impact is less than in the fresh fruit segment.
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
      We have a substantial amount of indebtedness. As of January 1, 2005, we had approximately $342 million in senior secured indebtedness and other structurally senior indebtedness, $1,430 million in senior unsecured indebtedness, including outstanding senior notes and debentures, and approximately $96 million in capital leases. In April 2005, we expect to complete an amendment of our existing senior secured credit facilities. We expect to obtain funds under $1 billion of the amended senior secured credit facilities (consisting of $700 million of term loan facilities and $300 million of revolving credit facilities). These funds will be used in part to repay the outstanding term loans under our existing senior secured credit facilities. In addition, we expect to tender for some of our outstanding senior notes. If the amendments to our senior secured credit facilities and our intended repurchase of senior notes had been completed on March 26, 2005, we would have had approximately $782 million in senior secured indebtedness and other structurally senior indebtedness, $1,155 million in senior unsecured indebtedness, including outstanding senior notes and debentures, and approximately $92 million in capital leases.
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
      The European Union (“EU”) maintains banana regulations that impose quotas and tariffs on bananas. In April 2001, the EU reached agreements with the United States and Ecuador to implement a tariff-only import system no later than January 1, 2006. After reaching these agreements, the EU adjusted applicable quotas and amended rules for allocation of licenses for an interim regime preceding the future tariff-only regime. This interim regime began on July 1, 2001. Subsidiaries of Dole are entitled to licenses under the changed rules and are using the licenses in such a way as to maintain and maximize license rights. Following the 2001 agreement with the United States and Ecuador, the EU is committed to replace the quota system with a tariff-only system no later than January 1, 2006. On January 31, 2005, the EU formally notified the World Trade Organization of its intent to apply as of January 1, 2006 a single import duty of 230 euro per metric ton of bananas imported from Latin America to the EU. Following this announcement, Latin producing countries have until April 1, 2005 to request arbitration from the World Trade Organization to lower the tariff. It is too early to predict whether arbitration will occur and, if so, what specific tariff level will result from such arbitration.
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
      Consumer and institutional recognition of the DOLE trademarks and related brands and the association of these brands with high quality and safe food products are an integral part of our business. The occurrence of any events or rumors that cause consumers and/or institutions to no longer associate these brands with high quality and safe food products may materially adversely affect the value of the DOLE brand name and demand for our products. We have licensed the DOLE brand name to several affiliated and unaffiliated companies for use in the United States and abroad. Acts or omissions by these companies over which we have no control may also have such adverse effects.
A portion of our workforce is unionized and labor disruptions could decrease our profitability.
      As of January 1, 2005, approximately 33% of our employees worked under various collective bargaining agreements. Some of our collective bargaining agreements will expire in fiscal 2005, although each agreement is subject to automatic renewals unless we or the union party to the agreement provides notice otherwise. Our other collective bargaining agreements will expire in later years. While we believe that our relations with our employees are good, we cannot assure you that we will be able to negotiate these or other collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages. A prolonged labor dispute, which could include a work stoppage, could have a material adverse effect on the portion of our business affected by the dispute, which could impact our business, results of operations and financial condition.
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
      From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q and 8-K, press releases and other materials released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable, any or all of the forward-looking statements in this Form  10-K, our reports on Forms 10-K, 10-Q and 8-K and any other public statements that are made by us may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Form 10-K, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Form 10-K, or other public communications that we might make, as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

Item 2.	Properties
      We own our executive office facility in Westlake Village, California. We also maintain divisional offices in Salinas, California and Miami, Florida, which are owned by us. We own our Latin American regional headquarters building in San Jose, Costa Rica, as well as offices in Bogota/ Santa Marta, Colombia and

La Ceiba, Honduras. We also maintain offices in Chile, Costa Rica and Ecuador, which are leased from third parties. We maintain our European headquarters in Paris, France and regional offices in Antwerp, Belgium, Athens, Greece, Hamburg, Germany, Milan, Italy, Stockholm, Sweden and Cape Town, South Africa, which are leased from third parties. We own our offices in Madrid, Spain, Rungis, France and Lübeck, Germany. We maintain offices in Japan, China, the Philippines, Thailand, Hong Kong and South Korea, which are leased from third parties. The inability to renew any of the above office leases by us would not have a material adverse effect on our operating results. We believe that our property and equipment are generally well maintained, in good operating condition and adequate for our present needs.
      The following is a description of our significant properties.

North America
      Our Hawaii pineapple operations for the fresh produce market are located on the island of Oahu and total approximately 3,100 acres, which we own.
      We own approximately 1,400 acres of farmland in California and Arizona, and lease approximately 15,000 acres of farmland in California and another 4,000 acres in Arizona in connection with our vegetable and berry operations. The majority of this acreage is farmed under joint growing arrangements with independent growers, while the remainder is farmed by us. We own cooling, packing and shipping facilities in Yuma, Arizona and the following California cities: Marina, Gonzales and Huron. Additionally, we have partnership interests in facilities in Yuma, Arizona and Salinas, California, and leases in facilities in the following California cities: Coachella, Oceanside, Oxnard and Watsonville. We own and operate state-of-the-art, ready-to-eat salad and vegetable plants in Yuma, Arizona, Soledad, California and Springfield, Ohio.
      We produce almonds from approximately 600 acres, pistachios from approximately 2,000 acres, olives from approximately 900 acres and citrus from approximately 2,700 acres on orchards in the San Joaquin Valley through agricultural partnerships in which we have an interest. We also produce citrus on approximately 120 acres of owned property in the San Joaquin Valley.
      Our Florida based fresh-cut flowers distribution operates from a new 328,000 square foot building completed in 2001, which we own. Approximately 200,000 square feet of this facility is refrigerated. Our fresh-cut flowers business also operates another cooling and distribution facility in the Miami area, which we own. We also operate a leased facility in Los Angeles, California and have sales offices in Dallas, Texas and Bentonville, Arkansas.
      We own approximately 3,000 acres of peach orchards in California, which we farm. We own and operate a plant in Atwater, California that produces individually quick frozen fruit.

Latin America
      We produce bananas directly from owned plantations in Costa Rica, Colombia, Ecuador and Honduras as well as through associated producers or independent growing arrangements in those countries and others, including Guatemala. We own approximately 2,300 acres in Colombia, 33,700 acres in Costa Rica, 5,100 acres in Ecuador and 25,600 acres in Honduras, all related to banana production, although some of the acreage is not presently under production. We own a 50% interest in a Guatemala banana producer which owns or controls approximately 7,100 acres in that country.
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
      We grow grapes, stone fruit, kiwi and pears on approximately 4,075 acres owned or leased by us in Chile. We own and operate 11 packing and cold storage facilities, a corrugated box plant and a wooden box plant in Chile. We also operate a fresh-cut salad plant and a small local fruit distribution company in Chile.

      We also own and operate corrugated box plants in Colombia, Costa Rica, Ecuador and Honduras and a value-added vegetable plant in Costa Rica.
      We formally accepted a new Ecuadorian port (Bananapuerto) on September 6, 2002. We indirectly own 35% of Bananapuerto and operate the port pursuant to a port services agreement, the term of which is up to 30 years.
      Dole Latin America operates a fleet of seven refrigerated container ships, of which four are owned, two are long-term chartered and one is chartered for a year. In addition, Dole Latin America operates a fleet of 15 breakbulk refrigerated ships, of which nine are owned, five are long-term chartered and one is chartered for one year. We also cover part of our requirements under contracts with existing liner services and occasionally charter vessels for short periods on a time or voyage basis as and when required. We own or lease approximately 12,200 refrigerated containers, 2,600 dry containers, 5,000 chassis and 3,600 generator sets.
      We produce flowers on approximately 1,400 acres in Colombia and Ecuador. We own and operate packing and cooling facilities at each of our flower farms and lease a facility in Bogota, Colombia for bouquet construction.

Asia
      We operate a pineapple plantation of approximately 31,000 leased acres in the Philippines. Approximately 20,200 acres of the plantation are leased to us by a cooperative of our employees that acquired the land pursuant to agrarian reform law. The remaining 10,800 acres are leased from individual land owners. A multi-fruit cannery, freezer, juice concentrate plant, a box forming plant, a can and drum manufacturing plant, warehouses, wharf and a fresh fruit packing plant, each owned by us, are located at or near the pineapple plantation.
      We own and operate a multi-fruit cannery, can manufacturing plant and juice concentrate plant located in central Thailand and a second multi-fruit cannery in southern Thailand. In Thailand, Dole grows pineapple on approximately 3,700 acres of leased land of which 2,300 acres are under cultivation.
      We operate 18 fresh-cut fruit and vegetable distribution facilities in Japan through joint ventures with local distributors. Three of the distribution centers are located in Tokyo. Through independent growing arrangements, we source products from over 1,200 Japanese farmers.
      We produce bananas and asparagus from leased lands in the Philippines and also source these products through associated producers or independent growing arrangements in the Philippines. A plastic extruding plant and a box forming plant, all owned by us, are located near the banana plantations. We also operate banana ripening and distribution centers in Hong Kong, South Korea, China and the Philippines.

Europe
      We operate thirteen banana ripening, produce and flower distribution centers in Sweden, nine in France, five in Spain, four in Italy, one in Belgium, one in Austria and three in Germany; with the exception of two owned facilities in Sweden, six owned facilities in France, three owned facilities in Spain, three owned facilities in Germany and one owned facility in Italy, these facilities are leased. We have a minority interest in a French company that owns a majority interest in banana and pineapple plantations in Cameroon and the Ivory Coast. We own a minority interest in a banana ripening and fruit distribution company with three facilities in the United Kingdom. We are the majority owner in a company operating a port terminal and distribution facility in Livorno, Italy. We own a banana ripening and fruit distribution facility near Istanbul, Turkey.
      We wholly own Saba Fresh Cuts AB, which owns and operates a state-of-the-art, ready-to-eat salad and vegetable plant in Helsingborg, Sweden.

Item 3.	Legal Proceedings
      Dole is involved from time to time in claims and legal actions incidental to its operations, both as plaintiff and defendant. Dole has established what management currently believes to be adequate reserves for pending legal matters. These reserves are established as part of an ongoing worldwide assessment of claims and legal actions that takes into consideration such items as changes in the pending case load (including resolved and new matters), opinions of legal counsel, individual developments in court proceedings, changes in the law, changes in business focus, changes in the litigation environment, changes in opponent strategy and tactics, new developments as a result of ongoing discovery, and past experience in defending and settling similar claims. In the opinion of management, after consultation with outside counsel, the claims or actions to which Dole is a party are not expected to have a material adverse effect, individually or in the aggregate, on our financial condition or results of operations.
      A significant portion of our legal exposure relates to lawsuits pending in the United States and in several foreign countries, alleging injury as a result of exposure to the agricultural chemical DBCP (1,2-dibromo-3-chloropropane). DBCP was manufactured by several chemical companies including Dow and Shell and registered by the U.S. government for use on food crops. Dole and other growers applied DBCP on banana farms in Latin America and the Philippines and on pineapple farms in Hawaii. Specific periods of use varied among the different locations. Dole halted all purchases of DBCP, including for use in foreign countries, when the U.S. EPA cancelled the registration of DBCP for use in the United States in 1979. That cancellation was based in part on a 1977 study by a manufacturer which indicated an apparent link between male sterility and exposure to DBCP among factory workers producing the product, as well as early product testing done by the manufacturers showing testicular effects on animals exposed to DBCP. To date, there is no reliable evidence demonstrating that field application of DBCP led to sterility among farm workers, although that claim is made in the pending lawsuits. Nor is there any reliable scientific evidence that DBCP causes any other injuries in humans, although plaintiffs in the various actions assert claims based on cancer, birth defects and other general illnesses.
      Currently there are 570 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP. Thirteen of these lawsuits are currently pending in various jurisdictions in the United States, including one case recently remanded to the Superior Court for the County of Los Angeles by the U.S. District Court, Central District of California involving 2,624 Costa Ricans seeking unspecified damage. In one of the lawsuits pending in the Dallas County (116(th) Judicial District) Texas state court now involving 369 Costa Ricans, after dismissal of nine plaintiffs, a trial set for March 2005 of an initial panel of five plaintiffs was vacated by the trial court and a new trial date set for October 17, 2005 with a new panel of plaintiffs. The remaining cases are pending in Latin America and the Philippines, including 435 labor cases pending in Costa Rica under that country’s national insurance program and one reported new case filed in the civil court in Honduras on behalf of approximately 700 claimants seeking approximately $137 million. Claimed damages in DBCP cases worldwide total approximately $18.6 billion, with the lawsuits in Nicaragua representing approximately 75% of this amount. In almost all of the non-labor cases, Dole is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against Dole.
      In Nicaragua, 105 cases have been filed, with the majority of the lawsuits brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional.
      Fifteen cases filed in a civil trial court in Managua, Nicaragua have resulted in judgments for the claimants: $489.4 million (nine cases with 468 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; $64.8 million (one case with 86 claimants) on June 15, 2004 and $27.7 million (one case with approximately 36 claimants) on March 8, 2005. Active cases are currently pending in civil trial courts in Managua (4), Chinendega (7) and Puerto Cabezas (2). In all of those cases, Dole has sought to have the cases returned to the United States pursuant to Law 364. Notwithstanding, the Chinendega court denied Dole’s request in cases pending there; the Managua court denied Dole’s request with respect to two of the four cases pending there; and the court in Puerto Cabezas denied Dole’s request with respect to the two cases there. Dole’s requests as to the remaining three cases in Managua are still pending and Dole has appealed the two decisions of the court in Puerto Cabezas.
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
      The claimants have attempted to enforce the other five Nicaraguan judgments in Ecuador. The First, Second and Third Chambers of the Ecuador Supreme Court have issued rulings refusing to consider these enforcement actions on the ground that the Supreme Court was not a court of competent jurisdiction for enforcement of a foreign judgment. The plaintiffs have subsequently refiled these five enforcement actions in the civil court in Guayaquil, Ecuador.
      We believe that none of the Nicaraguan civil trial courts’ judgments will be enforceable against any Dole entity in the U.S. or in any other country, because Nicaragua’s Law 364 is unconstitutional and violates international principles of due process. Among other things, Law 364 is an improper “special law” directed at particular parties; it requires defendants to pay large, non-refundable deposits in order to even participate in the litigation; it provides a severely truncated procedural process; it establishes an irrebuttable presumption of causation that is contrary to the evidence and scientific data; and it sets unreasonable minimum damages that must be awarded in every case.
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

Item 4.	Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of security holders during the fiscal quarter ended January 1, 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      All 1,000 authorized shares of Dole’s common stock are held by one stockholder, Dole Holding Company, LLC, which itself is a direct, wholly-owned subsidiary of DHM Holding Company, Inc., of which David H. Murdock is the 100% beneficial owner. There are no other Dole equity securities. There is no market for Dole’s equity securities. In connection with the March 28, 2003 going-private merger transaction, Dole ended all of its equity compensation plans.
      Dole paid a regular quarterly dividend of $0.10 per share of its common stock from 1991 until December 2001. Dole increased its quarterly dividend rate to $0.15 per share for the quarter ending in March 2002 and subsequent quarters. The last such dividend was for the fiscal quarter ended March 23, 2003. The going-private merger transaction occurred on March 28, 2003.
      Additional information required by Item 5 is contained in Note 12 — Shareholders’ Equity, to Dole’s Consolidated Financial Statements in this Form 10-K.

Item 6.	Selected Financial Data
Results of Operations and Selected Financial Data

	Year	Three Quarters	Quarter
	Ended	Ended	Ended
	January 1,	January 3,	March 22,
	2005	2004	2003	2002	2001	2000

	Successor	Successor	Predecessor	Predecessor	Predecessor	Predecessor

	(In millions, except per share data)
Revenues, net	$5,316	$3,700	$1,073	$4,392	$4,314	$4,400
Cost of products sold	4,581	3,219	895	3,697	3,884	3,931

Gross margin	735	481	178	695	430	469
Selling, marketing and general and administrative expenses	425	321	89	421	383	388
Hurricane Mitch (insurance proceeds) charge — net	—	—	—	—	—	(43)

Operating income	310	160	89	274	47	124
Interest expense — net	149	120	17	69	65	76
Other income (expense) — net	(2)	(10)	2	5	10	8

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	159	30	74	210	(8)	56
Income taxes	25	7	13	54	29	20

Income (loss) from continuing operations, net of income taxes	134	23	61	156	(37)	36
Income from discontinued operations, net of income taxes	—	—	—	—	19	32
Gain on disposal of discontinued operations, net of income taxes	—	—	—	—	168	—

Income before cumulative effect of a change in accounting principle	134	23	61	156	150	68
Cumulative effect of a change in accounting principle	—	—	—	120	—	—

Net income	$134	$23	$61	$36	$150	$68

Other Statistics
Working capital	$433	$279	—	$715	$586	$377
Total assets	4,332	3,988	—	3,037	2,768	2,801
Long-term debt	1,837	1,804	—	882	816	1,135
Total debt	1,869	1,851	—	1,125	843	1,180
Total shareholders’ equity	678	456	—	745	736	555
Cash dividends	20	—	$8	34	22	22
Capital additions	102	102	4	234	120	111
Depreciation and amortization	145	107	25	107	117	125

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
     Income from continuing operations for the year ended January 1, 2005 includes a restructuring charge of $8.8 million. Income from continuing operations for the three quarters ended January 3, 2004 includes charges related to the write-off of debt issuance costs of $12.6 million, settlement of litigation of $6.9 million and purchase accounting charges related to inventory of $59.3 million. Loss from continuing operations for 2001 includes pretax charges of $133 million of reconfiguration charges and a pretax non-operating gain of $8 million related to the sale of available-for-sale securities. In 2001, Dole divested its Honduran Beverage operations. Operating results of this business have been accounted for as a discontinued operation. Income from continuing operations for 2000 includes a pretax charge of $46 million, net insurance proceeds of $43 million and a pretax gain of $9 million related to asset sales.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
2004 Overview
      For the year ended January 1, 2005, Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) achieved revenues of $5.3 billion reflecting double-digit revenue growth from the prior year. The Company also achieved operating income of $310 million, up from $248 million in 2003, and generated operating cash flows of $217 million.
      Although operating income increased 25% from the prior year, 2003 results included privatization and purchase accounting related expenses that did not recur in 2004. If the impact of these expenses is excluded from the prior year, 2004 operating income was down slightly from 2003. Current year results were achieved despite challenging operating conditions impacting all four of the Company’s operating segments. These conditions included weakening of banana pricing in North America, weakening of the U.S. dollar against many of the currencies in which the Company’s production occurs and significantly higher commodity costs. In addition, 2004 was impacted by an $8.8 million employee-related restructuring charge in Ecuador.
      Banana Pricing: During 2004, average North American banana pricing fell approximately 3% compared to the prior year. Lower North American pricing, which has been driven by competitive pressures, impacted earnings by approximately $18 million in 2004.
      Exchange Rates: In 2004, the Company’s revenues benefited from a weaker U.S. dollar versus the euro, Japanese yen and Swedish krona. Generally a weaker U.S. dollar results in a favorable impact on earnings; however, this benefit was offset through a combination of hedging losses and a declining U.S. dollar against many currencies in the Company’s sourcing locations. A stronger Chilean peso and South African rand adversely impacted fresh fruit costs. Packaged foods’ costs were negatively impacted by a stronger euro and Thai baht, and fresh-cut flowers was negatively impacted by a stronger Colombian peso. As a result, despite the benefit of favorable exchange rates on revenues, overall exchange rates had a negative impact on pre-tax earnings of approximately $5 million for the year.
      Commodity Costs: In 2004, the Company experienced significant cost increases in many of the commodities it uses in production, including containerboard, tinplate, resin and agricultural chemicals. In addition, higher average fuel prices resulted in higher shipping and distribution costs. Overall, higher commodity costs impacted EBIT by approximately $12 million. The Company implemented fuel hedges and renegotiated certain commodity supply contracts to partly mitigate its exposure to further commodity cost increases.
      New Products: In 2004, the Company continued to expand its product offerings. In packaged foods, the Company added additional fruit bowl flavors and expanded its line of fruit in plastic jars. The Company also continued to assess and introduce new banana varieties and experienced success with its organic banana and pineapple programs. The Company also continued to enhance the mix, packaging and sizes of its existing products.
      Acquisitions: During the year, the Company also made strategic acquisitions to further leverage the Dole brand and strengthen its existing product portfolio. The Company acquired Wood Holdings, Inc. (“JR Wood”), a frozen fruit producer and manufacturer, in June 2004, and Coastal Berry Company, LLC (“Coastal Berry”), a producer of fresh berries, in October 2004. In December 2004, the Company completed the acquisition of the remaining shares in Saba Trading AB (“Saba”), in which the Company previously held a 60% majority ownership. Saba is the leading importer and distributor of fruit, vegetables and flowers in Scandinavia.
      Market Share: The Company continued a leadership position in the key markets in which it operates. Most notably, in 2004 the Company increased its market share in the North American fresh pineapple, canned pineapple, packaged salad and fruit bowl markets and in the Japanese banana and pineapple markets. The Company’s North American banana volume market share declined slightly to 33.4% from 33.8% in 2003.

Going-Private Merger Transaction
      In March 2003, the Company completed a going-private merger transaction. The privatization resulted from the acquisition by David H. Murdock, the Company’s Chairman and Chief Executive Officer, of the approximately 76% of the Company that he and his affiliates did not already own for $33.50 per share in cash. As a result of the transaction, the Company became wholly owned by Mr. Murdock through DHM Holding Company, Inc. (“HoldCo”).
      The purchase price of all of the outstanding common stock of the Company not already owned by Mr. Murdock, plus transaction costs, was approximately $1.55 billion. The funds necessary to purchase these shares of the Company consisted of a $125 million capital contribution by HoldCo, funds borrowed under $1.125 billion of new senior secured credit facilities (consisting of $825 million of term loan facilities and $300 million of revolving credit facilities) and the issuance of $475 million principal amount of 8.875% Senior Notes due 2011. The going-private merger transaction was accounted for as a purchase at the HoldCo level with the related purchase accounting pushed down to the Company as of the date of the transaction.
Results of Operations
      As a result of the going-private merger transaction, the Company’s Consolidated Financial Statements present the results of operations, financial position and cash flows prior to the date of the merger transaction as the “Predecessor.” The merger transaction and the Company’s results of operations, financial position and cash flows thereafter are presented as the “Successor.” Predecessor results have not been aggregated with those of the Successor in accordance with accounting principles generally accepted in the U.S. and accordingly the Company’s Consolidated Financial Statements do not show results of operations or cash flows for the year ended January 3, 2004. However, in order to facilitate an understanding of the Company’s results in comparison with the years ended January 1, 2005 and December 28, 2002, the results of operations of the Predecessor for the quarter ended March 22, 2003 and the Successor for the three quarters ended January 3, 2004, are presented combined (“Combined”).
      Selected results of operations for the years ended January 1, 2005, January 3, 2004 and December 28, 2002 were as follows (in thousands):

		Three Quarters
	Year Ended	Ended	Quarter Ended	Year Ended	Year Ended
	January 1,	January 3,	March 22,	January 3,	December 28,
	2005	2004	2003	2004	2002

	Successor	Successor	Predecessor	Combined	Predecessor

Revenues, net	$5,316,202	$3,699,971	$1,073,170	$4,773,141	$4,392,073
Operating income	310,105	159,518	88,790	248,308	274,515
Interest income and other income (expense), net	2,508	(5,398)	4,745	(653)	16,362
Interest expense	152,704	124,491	19,647	144,138	80,890
Income taxes	25,491	6,512	13,100	19,612	53,789
Cumulative effect of a change in accounting principle	—	—	—	—	119,917
Net income	134,418	23,117	60,788	83,905	36,281

Revenues
      For the year ended January 1, 2005, revenues increased 11% to $5.3 billion from $4.8 billion in the prior year. The most significant revenue drivers were favorable U.S. dollar exchange rates, primarily versus the euro, Swedish krona and Japanese yen, and the acquisition of JR Wood in the second quarter of 2004. These factors benefited 2004 revenues by approximately $190 million and $78 million, respectively. Revenues also benefited from higher worldwide sales of fresh fruit, particularly pineapples and deciduous fruit and expanded European ripening and distribution and commercial cargo activity. In addition, there were higher sales of packaged salads and packaged foods products. The increase in revenues was partially offset by one less week in the current year as a result of a 52-week year in 2004 compared to a 53-week year in 2003. The impact on revenues of this additional week was approximately $73 million in the prior year. Revenues were also impacted by lower banana pricing in North America, lower commodity vegetable sales and the disposal of Fabrica, a Honduran palm oil business, in the prior year. Fabrica’s revenues were $18 million in 2003.
      For the year ended January 3, 2004, revenues increased 9% to $4.8 billion from $4.4 billion in 2002. This increase was primarily due to favorable U.S. dollar exchange rates versus the euro, Swedish krona and Japanese yen, which positively impacted revenues, primarily in the fresh fruit segment, by approximately $250 million. In addition, there were overall improved volumes in the fresh fruit, fresh vegetables and packaged foods segments. The increase in revenues was also due to an additional week as a result of a 53-week year in 2003 compared to a 52-week year in 2002. These increases were partially offset by lower pricing in the packaged foods segment, lower pricing in the fresh vegetables packaged salads product line and the divestiture of certain businesses in 2003 and 2002. Divested businesses accounted for a decline in revenues of approximately $81 million in 2003.

Operating Income
      For the year ended January 1, 2005, operating income increased to $310.1 million from $248.3 million in 2003. The increase was primarily attributable to the absence of purchase accounting adjustments to inventory of $59.3 million and nonrecurring privatization expenses of $9.1 million, which were incurred in 2003. Operating income also benefited from increased commercial cargo activity and higher pineapple and pistachio earnings. These increases were partially offset by lower banana earnings, lower earnings from fresh vegetables, packaged foods and fresh-cut flowers, and an employee-related restructuring charge in Ecuador of $8.8 million. Earnings were also impacted by higher production costs of $14 million as a result of a weaker U.S. dollar versus many of the Company’s production currencies and $9.7 million of losses on debt denominated in British pounds and intercompany notes denominated in euro and Swedish krona. The unfavorable exchange rate impact on the Company’s production costs was partially offset by favorable exchange rates in the Company’s foreign selling locations, primarily Europe and Japan, which, net of current year hedge losses, benefited 2004 by approximately $19 million.
      For the year ended January 3, 2004, operating income decreased 10% to $248.3 million from $274.5 million in the year ended December 28, 2002. The decrease was primarily attributable to increased expenses of $88 million as a result of privatization related purchase accounting adjustments to inventory of $59.3 million, property, plant and equipment of $18.3 million, amortizable intangibles of $7.9 million and foreign currency related items of $2.5 million. In addition, the Company incurred a $2.4 million loss on the sale of Fabrica. The loss on the sale of Fabrica excludes $8 million of foreign currency related losses that were eliminated in purchase accounting. The decline in operating income from the previous year was also attributable to privatization related expenses of $15.5 million and lower earnings from the Company’s fresh vegetables segment. These decreases were partially offset by improved earnings in the fresh fruit, packaged foods and fresh-cut flowers segments and lower corporate expenses. Earnings also improved due to favorable U.S. dollar exchange rates versus the euro, the Swedish krona and the Japanese yen, which, net of hedge gains and losses, benefited 2003 by approximately $22 million. In addition, the Company incurred a $5.9 million foreign exchange loss on debt denominated in British pounds. The impact of the additional week in 2003 on operating income was not significant.

Interest Income and Other Income (Expense), Net
      For the year ended January 1, 2005, interest income decreased to $4.2 million from $7.1 million in 2003. Higher interest income in the prior year was generated primarily in the first quarter of 2003 when the Company had a significant cash balance. Most of this cash was used in the financing of the going-private merger transaction in March 2003.

      Other income (expense), net improved to an expense of $1.7 million in 2004 from an expense of $7.7 million in 2003. The improvement was primarily due to lower write-offs of deferred debt issuance costs of $2.7 million in 2004 compared to $12.6 million in 2003. These write-offs were associated with accelerated debt repayments.
      For the year ended January 3, 2004, interest income decreased to $7.1 million from $12 million in 2002. The decline was due to lower average cash balances during 2003 as a result of cash used in the going-private merger transaction. Other income (expense), net decreased to an expense of $7.7 million in 2003 from income of $4.4 million in 2002. The decrease was primarily due to the write-off of deferred debt issuance costs in 2003 of $12.6 million.

Interest Expense
      Interest expense for the year ended January 1, 2005 was $152.7 million compared to $144.1 million in 2003. The increase was primarily due to the issuance of additional debt in the second quarter of 2003 to finance the going-private merger transaction, as well as additional interest expense on vessel lease obligations capitalized due to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, in the fourth quarter of 2003.
      Interest expense for the year ended January 3, 2004 was $144.1 million compared to $80.9 million in 2002. Interest expense in 2003 increased primarily as a result of higher average debt balances due to the issuance of additional debt to finance the going-private merger transaction, as well as the amortization of deferred debt issuance costs of $7.2 million.

Income Taxes
      Income tax expense for the year ended January 1, 2005 increased to $25.5 million from $19.6 million in 2003. The Company’s effective tax rate fell to 15.9% in 2004 from 18.9% in 2003. The reduction in the effective income tax rate in the current year is primarily due to a change in the mix of taxable earnings, resulting in part from lower domestic earnings and higher earnings in Europe and Asia. For all periods presented, the effective income tax rate differs from the U.S. federal statutory rate primarily due to earnings from operations being taxed in foreign jurisdictions at lower net effective rates than the U.S. rate.
      For 2004, 2003 and 2002, no U.S. taxes were provided on unremitted foreign earnings from operations because such earnings were intended to be indefinitely invested outside the U.S.
      On October 22, 2004, The American Jobs Creation Act (“AJCA”) was signed into law, adding Section 965 to the Internal Revenue Code. Section 965 provides a special one-time deduction of 85% of certain foreign earnings that are repatriated under a domestic reinvestment plan, as defined therein. The effective federal tax rate on any repatriated foreign earnings equals 5.25%. Taxpayers may elect to apply this provision to a qualified earnings repatriation made during calendar year 2005.
      During March 2005, the Company completed its evaluation of the effects of the repatriation provision and currently expects to repatriate approximately $560 million of earnings from its foreign subsidiaries under Section 965. The related income tax expense from this repatriation is approximately $42 million. Consistent with FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, the Company will record this expense in March 2005. If this amount had been recorded in 2004, recorded income tax expense and net income would have been $67.5 million and $92.4 million, respectively.
      Income tax expense for the year ended January 3, 2004 decreased to $19.6 million from $53.8 million in 2002. The Company’s effective tax rate fell to 18.9% in 2003 from 25.6% in 2002. The reduction in the effective income tax rate in 2003 was primarily due to a change in the mix of taxable earnings, due in part to significantly higher domestic interest expense.

Cumulative Effect of a Change in Accounting Principle
      During the second quarter of 2002, the Company completed the two-step process of the transitional goodwill impairment test prescribed in Statement of Financial Accounting Standards No. 142 (“FAS 142”), Goodwill and Other Intangible Assets. The transitional goodwill impairment test resulted in the Company recognizing a non-cash transitional goodwill impairment charge of $119.9 million related entirely to the fresh-cut flowers reporting segment. As required by FAS 142, the $119.9 million charge was retroactively reflected as a cumulative effect of a change in accounting principle in the Company’s Consolidated Statement of Operations for the year ended December 28, 2002.
Segment Results of Operations
      The Company has four primary reportable operating segments: fresh fruit, fresh vegetables, packaged foods and fresh-cut flowers. These reportable segments are managed separately due to differences in their products, production processes, distribution channels and customer bases.
      The Company’s management evaluates and monitors segment performance primarily through earnings before interest expense and income taxes (“EBIT”). EBIT is calculated by adding income taxes and interest expense to net income. Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to the Company as a whole. EBIT is not defined under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered in isolation or as a substitute for net income measures prepared in accordance with GAAP or as a measure of the Company’s profitability. Additionally, the Company’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate EBIT in the same fashion.

	2004	2003	2002

	Successor	Combined	Predecessor

	(In thousands)
Revenues from external customers
Fresh fruit	$3,535,666	$3,134,144	$2,772,758
Fresh vegetables	887,409	850,584	825,559
Packaged foods	691,780	587,226	588,991
Fresh-cut flowers	169,845	168,086	173,927
Other operating segments	31,502	33,101	30,838

	$5,316,202	$4,773,141	$4,392,073

	2004	2003	2002

	Successor	Combined	Predecessor

	(In thousands)
EBIT
Fresh fruit	$257,880	$235,181	$217,844
Fresh vegetables	58,645	63,452	82,699
Packaged foods	64,191	35,112	64,905
Fresh-cut flowers	1,853	792	(5,925)
Other operating segments	306	354	713

Total operating segments	382,875	334,891	360,236
Corporate and other EBIT	(70,262)	(87,236)	(69,359)
Interest expense	152,704	144,138	80,890

Income before income taxes and cumulative effect of a change in accounting principle	$159,909	$103,517	$209,987

2004 Compared with 2003
      Fresh Fruit: Fresh fruit revenues increased 13% to $3.5 billion in 2004 from $3.1 billion in 2003. The increase in fresh fruit revenues was primarily due to favorable currency exchange rates, higher worldwide revenues from bananas, pineapples, and deciduous fruit, expanded operations in the Europe ripening and distribution businesses, higher commercial cargo activity and revenues from pistachios, which are harvested every other year. A weaker U.S. dollar versus the euro, the Swedish krona and the Japanese yen benefited revenues by $90 million, $44 million and $43 million, respectively. In addition to the benefit of foreign exchange rates, higher worldwide banana revenues reflected higher European and Asian sales due mainly to higher local pricing, partially offset by lower North American sales due to lower volumes and pricing. Higher pineapple revenues were driven by higher sales in North America and Asia. Higher North American sales resulted from higher volumes of Dole Tropical Gold® pineapple and lower pineapple pricing, while higher pineapple sales in Asia reflected both higher volumes and higher local pricing. These increases were partially offset by lower European pineapple revenues, primarily due to lower pricing. Deciduous revenues increased as a result of higher volumes in Latin America, Europe, the Middle East and Japan.
      Fresh fruit EBIT increased 10% to $257.9 million in 2004 from $235.2 million in 2003. EBIT increased primarily due to higher sales and the absence of inventory related purchase accounting charges of $17.6 million incurred as a result of the privatization in the prior year. These increases were partially offset by a restructuring charge in Ecuador of $8.8 million, as well as higher product costs, higher fuel prices, and higher selling, general and administrative costs. Higher product costs were primarily attributable to the impact of the weaker U.S. dollar against many currencies in which the Company sources its production and the impact of significantly higher commodity costs. The net impact of exchange rates, after accounting for current year hedge losses and losses on foreign denominated vessel loans, was a benefit to fresh fruit EBIT of approximately $6.9 million in 2004.
      From a product perspective, excluding the impact of the Ecuador restructuring in 2004 of $8.8 million and the inventory related purchase accounting charges of $17.6 million in 2003, the increase in fresh fruit EBIT of $13.8 million was driven by commercial cargo ($10.3 million), pistachios ($6.7 million), worldwide pineapple ($3.8 million) and worldwide deciduous ($2.3 million). The growth in these products was partially offset by lower EBIT in bananas ($7.8 million) and Asia citrus ($1.5 million).
      Fresh Vegetables: Fresh vegetables revenues for 2004 increased 4% to $887.4 million from $850.6 million in 2003. The increase in revenues was driven by higher packaged salads sales ($67.5 million), partially offset by lower commodity vegetable sales ($30.7 million). Higher packaged salad sales were driven primarily by higher volumes, partially offset by lower pricing due to increased competition. The decrease in commodity vegetable sales was driven by lower pricing of iceberg lettuce and cauliflower, partially offset by higher pricing of celery. Lower iceberg lettuce pricing reflected a return to normal pricing levels following an industry-wide lettuce shortage in 2003. The impact of the acquisition of Coastal Berry in October 2004 was not significant to revenues.
      Fresh vegetables EBIT for 2004 decreased 8% to $58.6 million from $63.5 million in 2003. The decrease in EBIT for 2004 was attributable to lower commodity vegetable earnings ($11.2 million), partially offset by higher packaged salads earnings ($6.5 million). Lower commodity vegetable earnings resulted from lower sales, higher transportation costs, lower Asia commodity earnings and a loss from Coastal Berry ($2.5 million). These factors were partially offset by lower iceberg lettuce growing costs and lower purchase accounting related expenses of $1.4 million. The increase in packaged salads earnings was driven primarily by higher sales. This increase was partially offset by higher product costs, due in part to a change in product mix, higher selling and marketing costs, and higher distribution costs due to higher freight rates.
      Packaged Foods: Packaged foods revenues for 2004 increased 18% to $691.8 million from $587.2 million in 2003. The increase in revenues was primarily attributable to JR Wood. JR Wood generated revenues of $78.4 million since its acquisition in June 2004. In addition, the following contributed to revenue growth: higher volumes of Fruit in Plastic Jars and fruit bowls in North America, higher volumes of fruit bowls and higher volumes and pricing of concentrate in Europe, and higher sales of canned product in Asia. These increases were partially offset by the sale of Fabrica in the prior year and higher trade spending in North America. Fabrica revenues were $17.6 million in 2003.
      Packaged foods EBIT in 2004 increased 83% to $64.2 million from $35.1 million in 2003. The increase in EBIT was primarily due to the absence of $36.1 million of privatization-related purchase accounting expenses incurred in 2003 related to the step-up of inventory. EBIT in 2004 was impacted by lower overall margins and higher selling and marketing expenses in Europe and Asia. Lower margins were attributable to unfavorable currency exchange rates on product costs, as well as higher fruit costs and higher shipping and distribution expenses. EBIT in 2004 was also impacted by the absence of Fabrica earnings, which were $1.3 million in 2003.
      JR Wood EBIT was a loss of $0.1 million since acquisition. This loss includes a non-cash charge of $4.2 million relating to purchase accounting adjustments to inventory in the allocation of the JR Wood purchase price.
      Fresh-cut Flowers: Fresh-cut flowers revenues in 2004 increased to $169.8 million from $168.1 million in 2003. The increase in revenues was primarily due to higher overall pricing as a result of a favorable volume shift from the wholesale to the retail market. Management is continuing to focus on shifting volume into the retail market since average pricing in the retail market is significantly higher than in wholesale.
      EBIT in the fresh-cut flowers segment in 2004 improved to $1.9 million from $0.8 million in 2003. EBIT increased primarily due to the absence of $5.2 million of inventory-related purchase accounting expenses incurred as a result of the privatization in 2003. EBIT also benefited from higher sales, income of $2.3 million related to Andean Trade Preference Act duty refunds and lower product purchases from third parties. These benefits were partially offset by higher product costs due to unfavorable currency exchange rates, higher labor and material costs, and higher shipping and distribution costs. The strengthening of the Colombian peso versus the U.S. dollar negatively impacted fresh-cut flowers’ EBIT for 2004 by approximately $6.3 million.
      Corporate and Other: Corporate and other EBIT includes general and administrative costs not allocated to operating segments. Corporate and other EBIT in 2004 was a loss of $70.3 million compared to a loss of $87.2 million in 2003. The improvement in 2004 EBIT resulted from lower write-offs of debt issuance costs due to lower accelerated debt repayments and the absence of a $6.9 million legal settlement incurred in 2003. The Company wrote off debt issuance costs of $2.7 million in 2004 as compared to $12.6 million in 2003.

2003 Compared with 2002
      Fresh Fruit: Fresh fruit revenues increased 13% to $3.1 billion in 2003 from $2.8 billion in 2002. The increase in fresh fruit revenues was primarily due to favorable currency exchange rates, higher volumes of bananas sold in North America, Europe and Asia and significantly higher Tropical Gold pineapple volumes sold in North America, Europe and Asia. In addition, the Company experienced higher volumes and pricing of

Chilean deciduous fruit, as well as expanded activity in the European ripening and distribution business. The net impact of exchange rates on year-over-year revenues was approximately $247 million. This impact was due primarily to a weaker U.S. dollar versus the euro, the Swedish krona and the Japanese yen, which impacted revenues by $123 million, $81 million and $38 million, respectively. The increase in revenues was partially offset by lower local currency pricing of bananas in Europe and Asia, in response to stronger local currencies, as well as lower banana pricing in North America and the winding down of the California deciduous operations in 2002. The exiting of the California deciduous operations accounted for a reduction in revenues of approximately $14 million in 2003 versus 2002.
      Fresh fruit EBIT increased 8% to $235.2 million in 2003 from $217.8 million in 2002. EBIT increased primarily due to the same factors that drove the increase in revenues, as well as lower unit cost of fruit resulting from higher production volumes and other cost reduction initiatives. In addition, the exiting of the California deciduous and Pacific Northwest apples operations benefited EBIT in 2003 due to the absence of approximately $8.1 million in operating losses and shutdown expenses incurred by these operations in 2002. Favorable exchange rates, net of hedge gains and losses and losses on foreign currency denominated debt, benefited EBIT by approximately $16 million in 2003. The increase in EBIT was partially offset by $29.9 million of purchase accounting related expenses, mainly from the step-up of inventory and property, plant and equipment, as well as the absence of hedge gains recognized in 2002 of $10.1 million. Higher third party purchased pineapple and higher fuel prices further negatively impacted fresh fruit EBIT in 2003.
      Fresh Vegetables: Fresh vegetables revenues for 2003 increased 3% to $850.6 million from $825.6 million in 2002. The increase in revenues was primarily driven by higher volumes of packaged salads and higher volumes and pricing of commodity vegetables. This increase was partially offset by the disposition of the Company’s interest in Pascual Hermanos in the third quarter of 2002. Pascual Hermanos revenues were $26.4 million in 2002.
      Fresh vegetables EBIT for 2003 decreased to $63.5 million from $82.7 million in 2002. EBIT for 2003 was impacted by higher product costs, purchase accounting related expenses of $3.9 million and higher distribution costs, in part due to higher fuel prices. Higher product costs resulted primarily from higher purchases of lettuce from non-contracted growers due to a shortage in the fourth quarter of 2003. These factors were partially offset by higher sales. Pascual Hermanos related EBIT, excluding a $4.3 million gain on disposal, was $4 million in 2002.
      Packaged Foods: Packaged foods revenues in 2003 decreased slightly to $587.2 million from $589 million in 2002. The decrease in revenues was mainly due to the sale of Fabrica in the third quarter of 2003 and the sale of Saman in the third quarter of 2002. These factors were partially offset by higher worldwide volumes of canned pineapple and pineapple concentrate and the introduction of Fruit in Plastic Jars. Fabrica revenues were $17.6 million and $24.5 million in 2003 and 2002, respectively. Saman revenues were $27.1 million in 2002.
      Packaged foods EBIT in 2003 decreased to $35.1 million from $64.9 million in 2002. EBIT decreased in 2003 primarily due to the impact of purchase accounting, which resulted in additional depreciation and amortization and inventory costs of approximately $41.5 million. The Company also incurred a loss, net of purchase accounting, of $2.4 million on the sale of its 81% interest in Fabrica. These factors were partially offset by higher sales from ongoing businesses, the absence of losses from Saman, which was sold in 2002, and lower marketing expenses. Excluding the loss on sale of Fabrica, Fabrica EBIT was $1.3 million and $1.5 million in 2003 and 2002, respectively. Saman-related EBIT, excluding a loss on disposal of $4.1 million, was a loss of approximately $3.7 million in 2002.
      Fresh-cut Flowers: Fresh-cut flowers revenues in 2003 decreased to $168.1 million from $173.9 million in 2002. The decrease in revenues was attributable to lower pricing, primarily in the wholesale channel.
      EBIT in the fresh-cut flowers segment in 2003 improved to $0.8 million from a loss of $5.9 million in 2002. EBIT in 2003 benefited from favorable foreign currency exchange rates, lower import duties as a result of the reinstatement of the Andean Trade Preference Act, lower operating costs due to the closure of five farms in Colombia and one in Mexico, and lower third party purchases. These cost improvements were partially offset by lower sales and the impact of purchase accounting, primarily related to the step up of inventory, of approximately $5.2 million.
      Corporate and Other: Corporate and other EBIT in 2003 was a loss of $87.2 million compared to a loss of $69.4 million in 2002. The increase was primarily due to $29.1 million of going-private merger transaction and refinancing expenses and lower interest income in 2003, partially offset by approximately $9 million of higher legal expenses in 2002. The most significant components of the going-private merger transaction and refinancing expenses relate to the write-off of debt issuance costs and the settlement of shareholder litigation.
Liquidity and Capital Resources
CASH REQUIREMENTS:
      The following tables summarize the Company’s contractual obligations and commitments at January 1, 2005:

	Payments Due by Period

		Less Than			After
	Total	1 Year	1-2 Years	3-4 Years	4 Years

	(In thousands)
Contractual obligations
Fixed rate debt	$1,430,911	$280	$538	$400,193	$1,029,900
Variable rate debt	341,848	25,948	51,798	264,102	—
Capital lease obligations	95,539	5,050	8,195	7,321	74,973
Operating lease commitments	425,861	73,031	105,323	72,966	174,541
Purchase obligations	1,837,349	547,755	726,380	431,220	131,994
Interest payments on fixed and variable rate debt	789,494	139,506	274,445	230,921	144,622

Total contractual cash obligations	$4,921,002	$791,570	$1,166,679	$1,406,723	$1,556,030

      Long-Term Debt: Details of amounts included in long-term debt can be found in Note 10 of the Consolidated Financial Statements. The table assumes that long-term debt is held to maturity.
      Capital Lease Obligations: Included in the Company’s capital lease obligations is $91.9 million related to two vessel leases. The obligations under these leases, which continue through 2024, are denominated in British pounds. The lease payment commitments are presented in U.S. dollars at the exchange rate in effect on January 1, 2005 and therefore will change as exchange rates fluctuate.
      Operating Lease Commitments: The Company has obligations under non-cancelable operating leases, primarily for land, as well as for certain equipment and office facilities. The leased assets are used in the Company’s operations where leasing offers advantages of operating flexibility and is less expensive than alternate types of funding. Lease payments under a significant portion of the Company’s operating leases are fixed. Lease payments are charged to operations, primarily through cost of products sold. Total rental expense, including rent related to cancelable and non-cancelable leases, was $101.4 million, $98.4 million and $109.3 million (net of sublease income of $15.1 million, $15.1 million and $14.7 million) for 2004, 2003 and 2002, respectively.
      Included in operating lease commitments is a residual value guarantee obligation under an aircraft lease agreement. The Company’s maximum potential undiscounted future payments under this residual value guarantee amounts to approximately $8.2 million. This payment would occur if the fair value of the aircraft was less than $20 million at the termination of the lease in 2010.
      Purchase Obligations: In order to secure sufficient product to meet demand and to supplement the Company’s own production, the Company enters into non-cancelable agreements with independent growers, primarily in Latin America, to purchase substantially all of their production subject to market demand and product quality. Prices under these agreements are generally fixed and contract terms range from one to nine years. Total purchases under these agreements amounted to $340.1 million, $298.6 million and $269.6 million for 2004, 2003 and 2002, respectively.
      In order to ensure a steady supply of packing supplies and to maximize volume incentive rebates, the Company enters into contracts with certain suppliers for the purchase of packing supplies at formula-based prices over periods of up to six years. Purchases under these contracts for 2004, 2003 and 2002 were approximately $181.8 million, $151.9 million and $122.7 million, respectively.
      Interest payments on fixed and variable rate debt: Commitments for interest expense on debt, including capital lease obligations, were determined based on anticipated annual average debt balances, after factoring in mandatory debt repayments. Interest expense on variable-rate debt has been based on the prevailing interest rates at January 1, 2005.
      Other Obligations and Commitments: The Company has obligations with respect to its pension and other postretirement benefit (“OPRB”) plans (Note 11 to the Consolidated Financial Statements). Assuming no change in the pension and OPRB assumptions, the Company expects to make contributions to its funded plans and payments to its unfunded and OPRB plans of $12.9 million in 2005.
      In connection with the Company’s acquisition of a 60% interest in Saba Trading AB in 1998, each minority shareholder had the right to require the Company to purchase its shareholder interest in Saba (the “put option”). In December 2004, the minority shareholders of Saba exercised the put option. Title to the Saba minority shares was transferred to the Company effective December 30, 2004. The purchase price of $47.1 million, which was paid in February 2005, was included in accounts payable on the Consolidated Balance Sheet as of January 1, 2005.
      The Company has numerous collective bargaining agreements with various unions covering approximately 33% of the Company’s hourly full time and seasonal employees. Of the unionized employees, 22% are covered under a collective bargaining agreement that will expire within one year and the remaining 78% are covered under collective bargaining agreements expiring beyond the upcoming year. These agreements are subject to periodic negotiation and renewal. Failure to renew any of these collective bargaining agreements may result in a strike or work stoppage; however management does not expect that the outcome of these negotiations and renewals will materially adversely affect the Company’s financial condition or results of operations.
SOURCES AND USES OF CASH:

	2004	2003	2002

	Successor	Combined	Predecessor

	(In thousands)
Cash flow provided by (used in):
Operating activities	$217,392	$338,924	$227,168
Investing activities	(281,584)	(1,595,413)	(170,376)
Financing activities	107,571	636,823	224,608
Foreign currency impact	2,356	6,181	4,241

Increase (decrease) in cash	$45,735	$(613,485)	$285,641

      Operating Activities: The primary drivers of the Company’s operating cash flows are operating earnings, adjusted for cash generated from or used in net working capital, interest paid and taxes paid or refunded. The Company defines net working capital as the sum of receivables, inventories, prepaid expenses and other assets less accounts payable and accrued liabilities. Factors that impact the Company’s operating earnings that do not impact cash flows include depreciation and amortization, gains and losses on the sale of assets and purchase accounting expenses.

      Changes in working capital generally correspond to operating activity. For example, as revenues increase, a larger investment in working capital is typically required. Management attempts to keep the Company’s investment in net working capital to a reasonable minimum by closely monitoring inventory levels and matching production to expected market demand, keeping tight control over collection of receivables and optimizing payment terms on its trade and other payables. Debt levels and interest rates impact interest payments, and tax payments are impacted by tax rates, the tax jurisdiction of earnings and the availability of tax operating losses.
      Cash flows generated by operating activities was $217.4 million in 2004 compared to $338.9 million in 2003. The decrease in 2004 was due primarily to an increase in net working capital of $100.9 million driven principally by higher accounts receivable, a greater investment in inventory and lower accounts payable and accrued liabilities. The increase in accounts receivables of $27.1 million was driven mainly by higher sales. The increase in inventory of $50.1 million was attributable to seasonal investments in JR Wood and Coastal Berry inventories, as well as higher overall balances to support higher revenues. Lower accounts payable and accrued liabilities of $22.6 million was primarily due to payments made on JR Wood and Coastal Berry payables, which were overdue when these companies were acquired in 2004. In contrast, 2003 operating cash flows benefited from a decrease in net working capital of $41.9 million. This decrease was due to significantly higher accounts payable and accrued liabilities, due mainly to the timing of payments, and lower inventory balances, particularly packaged foods inventory, due to a build-up of FRUIT BOWLS and FRUIT BOWLS in Gel inventory in 2002 to support higher sales volumes. These benefits were partially offset by higher receivables driven by higher sales.
      Operating cash flows in 2004 were also lower than the prior year due to lower tax refunds and higher interest payments. In 2004, the Company received net tax refunds of approximately $0.3 million compared to net tax refunds $18.4 million in 2003. The Company paid interest of $141.2 million in 2004 and $125.9 million in 2003.
      Investing Activities: Cash flows used in investing activities decreased to $281.6 million in 2004 from $1.595 billion in the prior year. In 2004, investing activities related mainly to capital additions of $101.7 million and cash payments related to business acquisitions (primarily JR Wood and Coastal Berry) of $189.7 million. In 2003, cash flows used in investing activities related primarily to cash used in the going-private merger transaction of $1.538 billion, as well as capital expenditures and business acquisitions of $118.7 million. Included in the $118.7 million is the purchase of $31 million of containers that were previously leased under operating leases, and $10.2 million related to the acquisition of Costa Rican pineapple farmland. This use of cash in 2003 was partially offset by proceeds from the sale of assets, including $36 million from the sale of two corporate aircraft, and proceeds from the sale of businesses, primarily Fabrica, of $7.8 million.
      With the exception of the purchase of JR Wood, which was funded through borrowings, 2004 capital expenditures and payments for acquisitions were funded by operating cash flows. The Company expects that 2005 capital expenditures will be approximately $138 million.
      Financing Activities: Cash flows from financing activities decreased to $107.6 million in 2004 from $636.8 million in 2003. During 2004, the Company raised a new $175 million term loan to fund the acquisition of JR Wood and repaid approximately $141.8 million of pre-existing short and long-term borrowings. In addition, cash dividends of $20 million were paid to Dole Holding Company, LLC and dividends of $5.6 million were paid to minority shareholders (primarily the Saba minority shareholders). Financing activities in 2004 also included a $100 million contribution from the Company’s parent, Dole Holding Company, LLC. These funds were raised by Dole Holding Company, LLC as part of a $150 million borrowing under a Second Lien Senior Credit Agreement. It is anticipated that all or substantially all of the $100 million contribution will, by the end of 2005, be distributed by the Company back to Dole Holding Company, LLC for further distribution to HoldCo for investment in a subsidiary for the development of a wellbeing center.
      The majority of the cash from financing activities in 2003 resulted from the issuance, net of repayments, of $860.8 million of additional long-term debt in the going-private merger and refinancing transaction, as well as an equity contribution of $125 million also in connection with the going-private merger transaction. These increases were partially offset by additional debt repayments, net of additional borrowings, of $276.5 million and the payment of dividends of $14 million ($5.6 million of which was paid to minority shareholders). The Company financed the additional debt repayments using cash generated from operations.
      At January 1, 2005, the Company had outstanding long-term borrowings of $1.868 billion, consisting of $1.43 billion of unsecured senior notes and debentures due 2009 to 2013 and $438 million of secured debt (primarily term loans and capital lease obligations). Secured borrowings of $31.3 million are due in 2005. Refer to Note 10 of the Consolidated Financial Statements for additional details of the Company’s outstanding debt.
      In connection with the going-private merger transaction, the Company obtained financing under a senior secured credit facility agreement (consisting of term loans and $300 million of revolving credit facilities). As of January 1, 2005, there were no outstanding borrowings under the Company’s $300 million revolving credit facilities. The revolvers expire in March 2008. Funds available under the revolving credit facilities may be utilized for borrowings to finance short-term working capital needs of the Company or for the issuance of letters of credit and bank guarantees. The Company has the ability to issue up to $232.5 million of letters of credit and bank guarantees under the facility, which if utilized, reduce available borrowings under these facilities. At January 1, 2005, after taking into account approximately $92.9 million of outstanding letters of credit and bank guarantees drawn against these facilities, the Company had approximately $207.1 million available under these revolvers.
      In addition to amounts available under the $300 million revolving credit facilities, the Company’s subsidiaries have uncommitted lines of credit of approximately $146.4 million at various local banks, of which $135.9 million was available at January 1, 2005. These lines of credit lines are used primarily for overdrafts, foreign exchange settlement and the issuance of letters of credit or bank guarantees. The Company’s uncommitted lines of credit do not have an expiration date, and may be cancelled at any time by the Company or the banks.
      The Company believes that available borrowings under the revolving credit facility and subsidiaries’ uncommitted lines of credit, together with its existing cash balance of $79.2 million at January 1, 2005, future cash flow from operations and access to capital markets will enable it to meet its working capital, capital expenditure, debt maturity and other commitments and funding requirements. Factors impacting the Company’s cash flow from operations include such items as commodity prices, interest rates and foreign currency exchange rates, among other things. These factors are set forth under “Risk Factors” in Item 1 of this Form 10-K, in the “Market Risk” section below and elsewhere in this Form 10-K.
GUARANTEES, CONTINGENCIES AND DEBT COVENANTS:
      The Company is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to the Company’s operations. At January 1, 2005, guarantees of $2.5 million consisted primarily of amounts advanced under third party bank agreements to independent growers that supply the Company with product. The Company has not historically experienced any significant losses associated with these guarantees.
      As part of its normal business activities, the Company and its subsidiaries also provide guarantees to various regulatory authorities, primarily in Europe, in order to comply with foreign regulations when operating businesses overseas. These guarantees relate to customs duties and banana import license fees that are granted to the European Union member states’ agricultural authority. These guarantees are obtained from commercial banks in the form of letters of credit or bank guarantees. In addition, the Company issues letters of credit and bonds through major banking institutions and insurance companies as required by certain vendor and other operating agreements. As of January 1, 2005, total letters of credit and bonds outstanding were $115.9 million.
      The Company also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. The Company guaranteed $142.6 million of its subsidiaries’ obligations to their suppliers and other third parties as of January 1, 2005.
      The Company has change of control agreements with certain key executives, under which severance payments and benefits would become payable in the event of specified terminations of employment following a change of control (as defined) of the Company. The going-private merger transaction did not trigger the change of control provisions as outlined in these agreements.
      As disclosed in Note 15 to the Consolidated Financial Statements, the Company is subject to legal actions, most notably related to the Company’s prior use of the agricultural chemical dibromochloropropane, or “DBCP”. Although no assurance can be given concerning the outcome of these cases, in the opinion of management, after consultation with legal counsel and based on past experience defending and settling DBCP claims, the pending lawsuits are not expected to have a material adverse effect on the Company’s financial condition or results of operations.
      Provisions under the senior secured credit facilities and the indentures to the senior notes and debentures require the Company to comply with certain covenants. These covenants include financial performance measures, such as a minimum required interest coverage ratio, a minimum fixed charge coverage ratio, minimum quarterly earnings and maximum permitted leverage ratios, as well as limitations on, among other things, indebtedness, capital expenditures, investments, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. The most significant covenant that restricts the Company’s ability to undertake additional financing relates to the leverage ratio in the credit agreement. The leverage ratio is defined in the credit agreement as the ratio of consolidated debt to EBITDA (both terms as defined). Under current conditions, the Company could borrow approximately an additional $500 million at January 1, 2005 and remain within this and its other covenants. The leverage ratio declines over the term of the facilities. At January 1, 2005, the Company was in compliance with all applicable covenants.
      In February 2004, the Company executed a fourth amendment to its senior secured credit facility agreement. Under the fourth amendment, HoldCo transferred all of the outstanding capital stock of the Company to Dole Holding Company, LLC. The fourth amendment also permitted Dole Holding Company, LLC to issue up to $250 million of senior notes that would be structurally subordinated to Dole’s existing senior notes and debentures. The proceeds of any such senior note offerings would be required to promptly be either: (a) contributed or loaned to the Company to repay its revolving loans or for its other working capital or general corporate purposes, or (b) loaned or dividended to DHM Holding Company, Inc. for investment in a company formed by DHM Holding Company, Inc. for the development, construction and operation of a wellbeing center/hotel/spa/conference center/studio and reasonably related extensions thereof. In addition, among other provisions, the amendment permits the Company to pay dividends, subject to certain restrictions, as defined in the amendment.
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
      In July 2004, Dole Holding Company, LLC borrowed $150 million under a Second Lien Senior Credit Agreement. As collateral for borrowing under this agreement, Dole Holding Company, LLC granted a second lien on the Company’s capital stock.
      In July 2004 and December 2004, the Company executed sixth and seventh amendments, respectively, to its senior secured credit facility agreement. These amendments were not significant to the overall credit agreement and had no impact on the Company’s covenant requirements.
      In April 2005, the Company expects to complete an amendment to its existing Senior Secured Credit Facilities. The Company expects to obtain funds under $1 billion of new senior secured credit facilities (consisting of $700 million of term loan facilities and $300 million of revolving credit facilities). These funds will be used to repay the outstanding term loans under the Company’s existing senior secured credit facilities. In addition, on March 18, 2005, the Company announced the commencement of a tender offer to purchase for cash up to $275 million aggregate principal amount of the Company’s outstanding Notes.

      The terms and covenants under the new senior secured credit facilities are expected to be similar to those under the existing senior secured credit facilities. The new term loan borrowings of $700 million are expected to be comprised of $350 million Term Loan A, denominated in Japanese yen, and $350 million Term Loan B, denominated in U.S. dollars.
      The purpose of the amendment is to lower the Company’s overall effective interest rate. The Company plans to repatriate foreign earnings pursuant to the American Jobs Creation Act in connection with the amendment.
Critical Accounting Estimates
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
      The Company believes that the following represent the areas where more critical estimates and assumptions are used in the preparation of the Consolidated Financial Statements. Refer to Note 2 of the Consolidated Financial Statements for a summary of the Company’s significant accounting policies.
      Application of Purchase Accounting: The Company makes strategic acquisitions of entities to enhance its product portfolio and to leverage the Dole® brand. These acquisitions require the application of purchase accounting in accordance with Statement of Financial Accounting Standards No. 141 (“FAS 141”), Business Combinations. This results in tangible and identifiable intangible assets and liabilities of the acquired entity being recorded at fair value. The difference between the purchase price and the fair value of net assets acquired is recorded as goodwill. In addition to acquisitions, the consummation of the going-private merger transaction in 2003 also resulted in the application of purchase accounting to the Company’s consolidated balance sheet as of the transaction date.
      In determining the fair values of assets and liabilities acquired in a business combination, the Company uses a variety of valuation methods including present value, depreciated replacement cost, market values (where available) and selling prices less costs to dispose. Valuations are performed by either independent valuation specialists or by Company management, where appropriate.
      Assumptions must often be made in determining fair values, particularly where observable market values do not exist. Assumptions may include discount rates, growth rates, cost of capital, royalty rates, tax rates and remaining useful lives. These assumptions can have a significant impact on the value of identifiable assets and accordingly can impact the value of goodwill recorded. Management believes that the assumptions used in the application of purchase accounting to the acquisitions in the current year and the privatization in 2003 are appropriate and consistent with observable market comparables. Different assumptions could have resulted in materially different values being attributed to assets and liabilities. Since these values impact the amount of annual depreciation and amortization expense, different assumptions could also significantly impact the Company’s statement of operations and could impact the results of future impairment reviews.
      Grower Advances: The Company makes advances to third party growers primarily in Latin America and Asia for various farming needs. Some of these advances are secured with property or other collateral owned by the growers. The Company monitors these receivables on a regular basis and records an allowance for these grower receivables based on estimates of the growers’ ability to repay advances and the fair value of the collateral. These estimates require significant judgment because of the inherent risks and uncertainties underlying the growers’ ability to repay these advances. These factors include weather-related phenomena, government-mandated fruit prices, market responses to industry volume pressures, grower competition, fluctuations in local interest rates, economic crises, security risks in developing countries, political instability, outbreak of incurable plant disease, inconsistent or poor farming practices of growers and foreign currency fluctuations. The aggregate amounts of grower advances made during fiscal years 2004, 2003 and 2002 were approximately $146.6 million, $133.3 million and $113.8 million, respectively. Net grower advances receivable were $39.2 million and $36.7 million at January 1, 2005 and January 3, 2004, respectively.
      Long-Lived Assets: The Company’s long-lived assets consist of 1) property, plant and equipment and amortized intangibles and 2) goodwill and unamortized intangible assets.
      1) Property, Plant and Equipment and Amortized Intangibles: The Company depreciates property, plant and equipment and amortizes intangibles principally by the straight-line method over the estimated useful lives of these assets. Estimates of useful lives are based on the nature of the underlying assets as well as the Company’s experience with similar assets and intended use. Estimates of useful lives can differ from actual useful lives due to the inherent uncertainty in making these estimates. This is particularly true for the Company’s significant long-lived assets such as land improvements, buildings, farming machinery and equipment, vessels and customer relationships. Factors such as the conditions in which the assets are used, availability of capital to replace assets, frequency of maintenance, changes in farming techniques and changes to customer relationships can influence the useful lives of these assets. Refer to Notes 8 and 9 of the Consolidated Financial Statements for a summary of useful lives by major asset category and for further details on the Company’s intangible assets, respectively. The Company incurred depreciation expense of approximately $133.3 million, $123.6 million and $106.6 million in 2004, 2003 and 2002, respectively, and amortization expense of approximately $11.6 million and $8 million in fiscal 2004 and 2003, respectively. There was no amortization expense in 2002.
      The Company reviews property, plant and equipment and amortizable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of recoverability is required, the estimated total undiscounted future cash flows directly associated with the asset is compared to the asset’s carrying amount. If this comparison indicates that there is an impairment, the amount of the impairment is calculated by comparing the carrying value to the discounted expected future cash flows expected to result from the use of the asset and its eventual disposition or comparable market values, depending on the nature of the asset. Changes in commodity pricing, weather-related phenomena and other market conditions are events that have historically caused the Company to assess the carrying amount of its long-lived assets.
      2) Goodwill and Unamortized Intangible Assets: The Company’s unamortized intangible assets consist primarily of trademark and trade names, which includes the Dole brand with a carrying value of $694.5 million. In determining whether intangible assets have indefinite lives, the Company considers the expected use of the asset, legal or contractual provisions that may limit the life of the asset, length of time the intangible has been in existence, as well as competitive, industry and economic factors. The determination as to whether an intangible asset is indefinite-lived or amortizable could have a significant impact on the Company’s statement of operations in the form of amortization expense and potential future impairment charges.
      Goodwill and unamortized intangible assets are tested for impairment annually and whenever events or circumstances indicate that an impairment may have occurred. Indefinite-lived intangibles are tested for impairment by comparing the fair value of the asset to the carrying value. The fair value of the Dole brand was determined using a discounted cash flow methodology, which is most sensitive to the royalty rate assumption of 3%; a 0.5 percentage point change to the royalty rate would have impacted the original valuation by approximately $110 million.
      Goodwill is tested for impairment by comparing the fair value of a reporting unit with its net book value including goodwill. The fair value of reporting units is determined using a discounted cash flow methodology, which requires making estimates and assumptions including pricing and volumes, industry growth rates, future business plans, profitability, tax rates and discount rates. If the fair value of the reporting unit exceeds its carrying amount, then goodwill of that reporting unit is not considered to be impaired. If the carrying amount of the reporting unit exceeds its fair value, then the implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. An impairment loss is recognized if the implied fair value of goodwill exceeds its carrying amount. Changes to assumptions and estimates can significantly impact the fair values determined for reporting units and the implied value of goodwill, and consequently can impact whether or not an impairment charge is recognized, and if recognized, the size thereof. Management believes that the assumptions used in the Company’s annual impairment review are appropriate.
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
      The Company believes its tax positions comply with the applicable tax laws and that it is adequately provided for all tax related matters. The Company is subject to examination by taxing authorities in the various jurisdictions in which it files tax returns. Matters raised upon audit may involve substantial amounts and could result in material cash payments if resolved unfavorably; however, management does not believe that any material payments will be made related to these matters in the upcoming fiscal year. Management considers it unlikely that the resolution of these matters will have a material adverse effect on its results of operations.
      Pension and Other Postretirement Benefits: The Company has qualified and non-qualified defined benefit pension plans covering some of its full-time employees. Benefits under these plans are generally based on each employee’s eligible compensation and years of service, except for hourly plans, which are based on negotiated benefits. In addition to pension plans, the Company has OPRB plans that provide health care and life insurance benefits for eligible retired employees. Covered employees may become eligible for such benefits if they fulfill established requirements upon reaching retirement age. Pension and OPRB costs and obligations are calculated based on actuarial assumptions including discount rates, health care cost trend rates, compensation increases, expected return on plan assets, mortality rates and other factors.
      Pension obligations and expenses are most sensitive to the expected return on pension plan assets and discount rate assumptions. OPRB obligations and expenses are most sensitive to discount rate assumptions and health care cost trend rates. The Company determines the expected return on pension plan assets based on an expectation of average annual returns over an extended period of years. This expectation is based, in part, on the actual returns achieved by the Company’s pension plans over the prior ten-year period. The Company also considers the weighted-average historical rate of returns on securities with similar characteristics to those in which the Company’s pension assets are invested. In the absence of a change in the Company’s asset allocation or investment philosophy, this estimate is not expected to vary significantly from year to year. The Company’s 2004 and 2003 pension expense was determined using an expected rate of return on U.S. plan assets of 8.75%. The Company’s 2005 pension expense will be determined using an expected rate of return on U.S. plan assets of 8.50%. At January 1, 2005, the actual ten-year return on the Company’s U.S. pension assets approximated 10%. At January 1, 2005, the Company’s U.S. pension plan investment portfolio was invested approximately 58% in equity securities, 38.2% in fixed income securities and 3.8% in alternative investments. A one-percentage point increase or decrease in the long-term return on pension plan asset assumption would increase or decrease annual pension expense by $2.2 million.
      The Company’s U.S. pension plans’ discount rate of 5.75% in 2004 and 6.25% in 2003 was determined based on a hypothetical portfolio of high-quality, non-callable, zero-coupon bond indices with maturities that approximate the duration of the liabilities in the Company’s pension plans. A one-percentage point decrease in the assumed discount rate would increase the projected benefit obligation by $26 million and increase the annual expense by $1.2 million. A one-percentage point increase in the assumed discount rate would decrease the projected benefit obligation by $26 million and increase the annual expense by $0.7 million.
      While management believes that the assumptions used are appropriate, actual results may differ materially from these assumptions. These differences may impact the amount of pension and other postretirement obligations and future expense. Refer to Note 11 of the Consolidated Financial Statements for additional details of the Company’s pension and other postretirement benefits.

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
Recently Issued Accounting Pronouncements
      In November 2004, the FASB issued FASB Statement of Financial Accounting Standards No. 151 (“FAS 151”), Inventory Costs. This standard amends the guidance in Accounting Research Bulletin No. 43 (“ARB 43”), Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs and spoilage. FAS 151 requires these items to be recognized as a current period expense. FAS 151 also requires that the allocation of fixed production overhead to inventory be based on normal production capacity. The provisions of FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and will therefore be applicable to the Company in fiscal 2006. The Company has assessed the likely impact of the adoption of FAS 151 and has concluded that this standard will not have a material affect on the Company’s results of operations.
Market Risk
      As a result of its global operating and financing activities, the Company is exposed to market risks including changes in commodity pricing, fluctuations in interest rates and fluctuations in foreign currency exchange rates in both sourcing and selling locations. Commodity pricing exposures include the potential impacts of weather phenomena and their effect on industry volumes, prices, product quality and costs. The Company manages its exposure to commodity price risk primarily through its regular operating activities, however, significant commodity price fluctuations, particularly for bananas and pineapples, could have a material impact on the Company’s results of operations. The use of derivative financial instruments has been restricted to foreign currency forward contracts related to firm purchase commitments and sales. In addition, the Company makes limited use of bunker fuel hedges to hedge its exposure to fluctuating fuel prices. The Company has not utilized derivatives for trading or other speculative purposes.
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
      The Company has short-term and long-term debt with both fixed and variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date. Short-term debt also includes unsecured notes payable to banks and bank lines of credit used to finance working capital requirements. Long-term debt represents publicly held unsecured notes and debentures, as well as amounts outstanding under the Company’s senior secured credit facilities and secured notes payable to banks.
      Generally, the Company’s short-term debt is at variable interest rates, while its long-term debt, with the exception of amounts outstanding under the Company’s senior secured credit facilities, is at fixed interest rates.

      As of January 1, 2005, the Company had $1.435 billion of fixed-rate debt with a weighted-average interest rate of 8.34% and a fair value of $1.536 billion. As of January 3, 2004, the Company had $1.435 billion of fixed-rate debt with a weighted-average interest rate of 8.33% and a fair value of $1.533 billion. The Company currently estimates that a 100 basis point change in prevailing market interest rates would impact the fair value of its fixed-rate debt by approximately $56.8 million.
      As of January 1, 2005, the Company had the following variable-rate arrangements: $341.6 million of variable-rate debt with a weighted-average interest rate of 4.71% and $91.9 million of variable-rate capital lease obligations with a weighted-average interest rate of 4.93%. As of January 3, 2004, the Company had the following variable-rate arrangements: $326.5 million of variable-rate debt with a weighted-average interest rate of 4.13% and $89.6 million of variable-rate capital lease obligations with a weighted-average interest rate of 3.73%. Interest expense under the majority of these arrangements is based on LIBOR. The Company currently estimates that a 100 basis point change in LIBOR would impact its related pretax income by $4.3 million.
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
      The Company sources the majority of its products in foreign locations and accordingly is exposed to changes in exchange rates between the U.S. dollar and currencies in these sourcing locations. The Company’s exposure to exchange rate fluctuations in these sourcing locations is partially mitigated by entering into U.S. dollar denominated contracts for third party purchased product and most other major supply agreements, including shipping contracts. However, the Company is still exposed to those costs that are denominated in local currencies. The most significant production currencies to which the Company has exchange rate risk are the Colombian peso, Chilean peso, Thai baht, Philippine peso, South African rand and the euro. During 2004, the weakening of the dollar against these currencies impacted EBIT by approximately $14 million.
      The Company has significant Japanese sales denominated in Japanese yen as well as European sales denominated primarily in euro and Swedish krona. Product and shipping costs associated with a portion of these sales are U.S. dollar-denominated. During 2004, the weakening of the dollar, primarily against the Japanese yen and major European currencies, positively impacted 2004 revenues by approximately $190 million. This favorable revenue impact to EBIT was partially offset by Japanese yen, euro and Swedish krona denominated sales, marketing and general and administrative costs, as well as by the impact of hedges. For 2004, the weakening of the dollar against the major currencies in which the Company sells its products, net of current year hedge losses, positively impacted EBIT by $19 million.
      In 2004, the Company had approximately $680 million of annual sales denominated in Japanese yen, approximately $1 billion of annual sales denominated in euro and approximately $440 million of annual sales denominated in Swedish krona. The Company currently estimates that a 1% change in the exchange rate of the U.S. dollar to the Japanese yen, the euro and the Swedish krona would impact EBIT by approximately $3.3 million before accounting for foreign exchange hedges.
      The Company also has euro and Swedish krona denominated intercompany notes and British pound denominated debt obligations. At January 1, 2005, the euro and Swedish krona denominated intercompany notes amounted to $11.7 million and $19.3 million, respectively. In 2004, changes in the exchange rate between the U.S. dollar and the euro and Swedish krona resulted in losses on these notes of $2.8 million. The British pound denominated debt is primarily related to capital lease obligations, which are owed by subsidiaries whose functional currency is the U.S. dollar. These lease obligations amounted to $91.9 million at January 1, 2005. Fluctuations in the British pound to U.S. dollar exchange rate result in gains and losses that are recognized through results of operations. In 2004, the Company recognized $6.9 million in exchange losses relating to these obligations.

      The ultimate impact of future changes to these and other currency exchange rates on 2005 revenues, operating income, net income, equity and comprehensive income is not determinable at this time.
      Some of the Company’s divisions operate in functional currencies other than the U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity. Such translation resulted in unrealized gains of $16.4 million in 2004. The Company has historically not attempted to hedge this equity risk.
      Commodity Risk: The Company uses a number of commodities in its operations including tinplate in its canned products, plastic resins in its fruit bowls, containerboard in its packaging containers and bunker fuel for its vessels. The Company is most exposed to market fluctuations in prices of containerboard and fuel. The Company currently estimates that a one-percent change in the price of containerboard would impact EBIT by approximately $1.5 million and a one-percent change in the price of bunker fuel per ton would impact EBIT by approximately $0.4 million annually.
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
      Following the 2001 agreement with the United States and Ecuador, the EU is committed to replace the quota system with a tariff-only system no later than January 1, 2006. In January 2005, the EU formally notified the World Trade Organization of its intent to apply as of January 1, 2006 a single import duty of 230 euro per metric ton of bananas imported from Latin America to the EU. Following this announcement, Latin producing countries have until April 1, 2005 to request arbitration from the World Trade Organization to lower the tariff. It is too early to predict whether arbitration will occur and, if so, what specific tariff level will result from such arbitration.
      Medicare Modernization Act: The Medicare Prescription Drug, Improvements and Modernization Act of 2003 (the “Act”) was signed into law in December 2003. The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued Staff Position No. 106-2 (“FSP 106-2”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 is effective for interim or annual periods beginning after June 15, 2004. The Company has determined that the benefits provided by certain of its postretirement health care plans are actuarially equivalent to Medicare Part D and thus qualify for the subsidy under the Act. However, the Company concluded that the enactment of the Act was not a significant event pursuant to Statement of Financial Accounting Standards No. 106 (“FAS 106”), Employers’ Accounting for Postretirement Benefits Other than Pensions, and therefore the effects of the Act were not recognized during 2004. As a result there was no impact to the 2004 OPRB expense. The anticipated benefits under the Act have been incorporated in the year-end measurement of plan assets and obligations and accordingly the Company recorded a reduction in the accumulated post-retirement benefit obligation of $8.1 million. It is anticipated that benefits under the Act will reduce the Company’s 2005 benefit expense by approximately $0.5 million.
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

Based on these assumptions, with the exception of the Company’s fixed rate long-term debt discussed under Interest Rate Risk above, management believes the fair market values of the Company’s financial instruments are not materially different from their recorded amounts as of January 1, 2005 and January 3, 2004.
      During 2004, the Company’s derivative instruments, as defined by Statement of Financial Accounting Standards No. 133 (“FAS 133”), Accounting for Derivative Instruments and Hedging Activities and as amended by FASB Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — An Amendment of FASB Statement No. 133, consisted of euro and Japanese yen denominated foreign currency exchange forwards and bunker fuel hedges. The Company enters into foreign currency exchange forward contracts to reduce its risk related to anticipated dollar equivalent foreign currency cash flows. Prior to January 1, 2005, all foreign currency exchange forwards were settled. The fair value of outstanding foreign currency exchange forwards totaled $(16) million as of January 3, 2004. The Company enters into bunker fuel hedges to reduce its risk related to price fluctuations on anticipated bunker fuel purchases. At January 1, 2005, bunker fuel hedges in an aggregate outstanding notional amount of $6.4 million, were designated and effective as hedges of future cash flows under FAS 133. The fair value of outstanding bunker fuel hedges, which totaled $0.2 million as of January 1, 2005, was included as a component of accumulated other comprehensive income in shareholders’ equity. Settlement of these contracts will occur in 2005. There were no outstanding bunker fuel hedges as of January 3, 2004.
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
      Related Party Transactions: In September 1998, the Company acquired 60% of Saba. On December 30, 2004, the Company acquired the remaining 40% minority interest of Saba (See Note 5 to the Consolidated Financial Statements). Prior to the Company’s acquisition of the minority interest, the 40% minority interest was held 25% by another Swedish company and 15% by a Swedish co-op. As part of its normal operations, Saba routinely sells fresh fruit, vegetables and flowers to entities in which these minority shareholders are principal owners. Revenues from these entities were $349.6 million, $327 million and $211 million during 2004, 2003 and 2002, respectively. The Company does not anticipate any significant changes to ongoing revenues from these entities as a result of the Company’s acquisition of the Saba minority interest.
      On March 28, 2003, the Company completed the going-private merger transaction with DHM Holding Company, Inc. and became wholly owned by David H. Murdock, the Company’s Chairman and Chief Executive Officer, through DHM Holding Company, Inc.
      Mr. Murdock owns Castle & Cooke, Inc. (“Castle”) as well as a transportation equipment leasing company, a private dining club and a private country club, which supply products and provide services to numerous customers and patrons. During 2004, 2003 and 2002, the Company paid Mr. Murdock’s companies an aggregate of approximately $5.2 million, $5 million and $4 million, respectively, primarily for the rental of truck chassis, generator sets and warehousing services. Castle purchased approximately $0.4 million of products from the Company in each of 2004, 2003 and 2002, respectively.
      The Company and Castle are responsible for 68% and 32%, respectively, of all obligations under an aircraft lease arrangement. The Company and Castle have agreed that each party would be responsible for the direct costs associated with its use of this aircraft, and that all other indirect costs would be shared in proportion to each party’s lease obligation percentage. During 2004, 2003 and 2002, the Company’s proportionate share of the direct and indirect costs for this aircraft was $2.3 million, $2 million and $0.9 million, respectively.

      In 2003, the Company and Castle began operating their risk management departments on a joint basis. This arrangement enables the Company and Castle to leverage their buying power to optimize their position in the insurance market and take advantage of the market relationships that both companies developed over the years. The Company and Castle share insurance procurement and premium costs based on the relative risk borne by each company as determined under methodologies used by the insurance underwriters. Administrative costs of the risk management department are shared on a 50-50 basis. The Company’s share of the risk management department’s costs during each of the years 2004 and 2003 was approximately $0.1 million.
      The Company retains risk for commercial property losses sustained by the Company and Castle totaling $7.5 million in aggregate and up to $5 million per occurrence, above which the Company has coverage provided through third party insurance carriers. The arrangement, entered into on October 1, 2003 and expiring April 1, 2005, provides for premiums to be paid to the Company by Castle quarterly beginning March 31, 2004 in exchange for the Company’s retained risk. The Company received approximately $1 million from Castle during 2004. No amounts were paid by Castle under this arrangement during 2003. The Company paid approximately $0.3 million to Castle for property losses sustained in 2004.
      On September 14, 2004, the Company and Castle entered into a tax-free real estate exchange agreement. Under this agreement, the Company transferred unimproved and improved real properties located in California and Hawaii, having an independently appraised aggregate fair market value of approximately $17.3 million, for Castle’s unimproved real property located in Westlake Village, California having substantially the same, independently appraised fair market value. Since the exchange of land was between two entities under common control, no gain was recognized on the exchange. The Company subsequently leased the land to a subsidiary of HoldCo for use in the construction of a wellbeing center. Due to its terms, the lease is treated for accounting purposes as a distribution of land and reflected as a non-cash dividend of $6.3 million to Dole Holding Company, LLC in the Company’s consolidated financial statements. The non-cash dividend represents the tax adjusted value of the land.
      The Company had outstanding net accounts payable of $0.4 million and $0.3 million to Castle at January 1, 2005 and January 3, 2004, respectively.
      The Company holds a 40% equity ownership in Compagnie Fruitière, a French company that owns a majority interest in banana and pineapple plantations in Cameroon and the Ivory Coast. Purchases from this entity during 2004, 2003 and 2002 were $84 million, $87 million and $85 million, respectively. The Company’s outstanding accounts payable to Compagnie Fruitière amounted to $1.4 million and $2.8 million as of January 1, 2005 and January 3, 2004, respectively.
Supplemental Financial Information
      The following financial information has been presented, as management believes that it is useful information to some readers of the Company’s Consolidated Financial Statements (in thousands):

	January 1,	January 3,
	2005	2004

	Successor	Successor

	(In thousands)
Balance Sheet Data:
Total working capital (current assets less current liabilities)	$433,469	$279,356
Total assets	$4,331,617	$3,987,884
Total debt	$1,868,922	$1,851,100
Total shareholders’ equity	$677,873	$456,428

	Year	Three Quarters	Quarter	Year	Year
	Ended	Ended	Ended	Ended	Ended
	January 1,	January 3,	March 22,	January 3,	December 28,
	2005	2004	2003	2004	2002

	Successor	Successor	Predecessor	Combined	Predecessor

	(In thousands)
Other Financial Data:
Net income	$134,418	$23,117	$60,788	$83,905	$36,281
Interest expense	152,704	124,491	19,647	144,138	80,890
Income taxes	25,491	6,512	13,100	19,612	53,789
Depreciation and amortization	144,993	106,766	25,051	131,817	106,743

EBITDA	$457,606	$260,886	$118,586	$379,472	$277,703
EBITDA margin	8.6%	7.1%	11.1%	8.0%	6.3%
Capital expenditures	$101,667	$101,971	$4,235	$106,206	$233,673
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
      The Company presents EBITDA and EBITDA margin because management believes, similar to EBIT, EBITDA is a useful performance measure for the Company. In addition, EBITDA is presented because management believes it is frequently used by securities analysts, investors and others in the evaluation of companies, and because certain debt covenants on the Company’s recently issued Senior Notes are tied to EBITDA. EBITDA and EBITDA margin should not be considered in isolation from or as a substitute for net income and other consolidated income statement data prepared in accordance with GAAP or as a measure of profitability. Additionally, the Company’s computation of EBITDA and EBITDA margin may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate EBITDA and EBITDA margin in the same manner.
      The pushdown of purchase accounting to the Company and privatization related expenses had a significant impact on the Company’s results of operations for 2003 in comparison to the results for 2004. EBITDA, as presented, of $379.5 million was negatively impacted by purchase accounting related and non-recurring going-private merger and refinancing expenses of $80.3 million for the year ended January 3, 2004. These items also negatively impacted EBITDA margin by 1.7 percentage points. The impact of these items on EBITDA for the year ended January 3, 2004 was approximately $59.3 million related to the step-up of inventory, $19.6 million of non-recurring going-private merger transaction related expenses and a net $1.4 million of other purchase accounting related items.
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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      See Item 7. Management’s Discussion and Analysis — Market Risk on page 38 of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data

I.	Index to Consolidated Financial Statements of Dole Food Company, Inc.

Form 10-K
Page

Audited Financial Statements for the Three Years Ended January 1, 2005:
Report of Independent Registered Public Accounting Firm	45
Consolidated Statements of Operations for the Year Ended January 1, 2005 (Successor), Three Quarters Ended January 3, 2004 (Successor), Quarter Ended March 22, 2003 (Predecessor) and Year Ended December 28, 2002 (Predecessor)	46
Consolidated Balance Sheets as of January 1, 2005 (Successor) and January 3, 2004 (Successor)	47
Consolidated Statements of Cash Flows for the Year Ended January 1, 2005 (Successor), Three Quarters Ended January 3, 2004 (Successor), Quarter Ended March 22, 2003 (Predecessor) and Year Ended December 28, 2002 (Predecessor)	48
Consolidated Statements of Shareholders’ Equity for the Year Ended January 1, 2005 (Successor), Three Quarters Ended January 3, 2004 (Successor), Quarter Ended March 22, 2003 (Predecessor) and Year Ended December 28, 2002 (Predecessor)	50
Notes to Consolidated Financial Statements	51

II.	Supplementary Data

Quarterly Financial Information (Unaudited)	91

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of Dole Food Company, Inc.:
      We have audited the accompanying consolidated balance sheets of Dole Food Company, Inc. and subsidiaries (the “Company”) as of January 1, 2005 (Successor) and January 3, 2004 (Successor), and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended January 1, 2005 (Successor), the three quarters ended January 3, 2004 (Successor), the quarter ended March 22, 2003 (Predecessor) and the year ended December 28, 2002 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2005 (Successor) and January 3, 2004 (Successor), and the results of its operations and its cash flows for the year ended January 1, 2005 (Successor), the three quarters ended January 3, 2004 (Successor), the quarter ended March 22, 2003 (Predecessor) and the year ended December 28, 2002 (Predecessor), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
      As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.
Deloitte & Touche LLP
Los Angeles, California
April 1, 2005

DOLE FOOD COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended January 1, 2005 (Successor), Three Quarters Ended January 3, 2004 (Successor),
Quarter Ended March 22, 2003 (Predecessor) and
Year Ended December 28, 2002 (Predecessor)

		Three Quarters	Quarter
		Ended	Ended
	2004	January 3, 2004	March 22, 2003	2002

	Successor	Successor	Predecessor	Predecessor

	(In thousands)
Revenues, net	$5,316,202	$3,699,971	$1,073,170	$4,392,073
Cost of products sold	4,581,149	3,218,855	895,039	3,696,668

Gross margin	735,053	481,116	178,131	695,405
Selling, marketing and general and administrative expenses	424,948	321,598	89,341	420,890

Operating income	310,105	159,518	88,790	274,515
Other income (expense), net	(1,699)	(9,774)	2,045	4,369
Interest income	4,207	4,376	2,700	11,993
Interest expense	152,704	124,491	19,647	80,890

Income before income taxes and cumulative effect of a change in accounting principle	159,909	29,629	73,888	209,987
Income taxes	25,491	6,512	13,100	53,789

Income before cumulative effect of a change in accounting principle	134,418	23,117	60,788	156,198
Cumulative effect of a change in accounting principle	—	—	—	119,917

Net income	$134,418	$23,117	$60,788	$36,281

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
As of January 1, 2005 (Successor) and January 3, 2004 (Successor)

	2004	2003

	Successor	Successor

	(In thousands,
	except share data)
ASSETS
Cash and cash equivalents	$79,217	$33,482
Receivables, net of allowances of $65,533 and $70,596, respectively	617,952	560,249
Inventories	508,891	409,805
Prepaid expenses	63,742	54,562
Deferred income tax assets	43,551	48,075

Total current assets	1,313,353	1,106,173
Investments	94,481	83,059
Property, plant and equipment, net of accumulated depreciation of $586,800 and $393,965, respectively	1,516,355	1,469,879
Goodwill	536,865	448,751
Intangible assets, net	738,491	739,859
Other assets, net	132,072	140,163

Total assets	$4,331,617	$3,987,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$400,112	$265,697
Accrued liabilities	447,870	513,545
Current portion of long-term debt	31,278	45,627
Notes payable	624	1,948

Total current liabilities	879,884	826,817
Long-term debt	1,837,020	1,803,525
Deferred income tax liabilities	396,622	420,170
Other long-term liabilities	519,994	454,185
Minority interests	20,224	26,759
Commitments and contingencies (Notes 14 and 15)
Shareholders’ equity
Common stock — $0.001 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	440,032	340,032
Retained earnings	226,145	118,033
Accumulated other comprehensive income (loss)	11,696	(1,637)

Total shareholders’ equity	677,873	456,428

Total liabilities and shareholders’ equity	$4,331,617	$3,987,884

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended January 1, 2005 (Successor), Three Quarters Ended January 3, 2004 (Successor),
Quarter Ended March 22, 2003 (Predecessor) and Year Ended December 28, 2002 (Predecessor)

		Three Quarters	Quarter
		Ended	Ended
		January 3,	March 22,
	2004	2004	2003	2002

	Successor	Successor	Predecessor	Predecessor

	(In thousands)
Operating Activities
Net income	$134,418	$23,117	$60,788	$36,281
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	—	—	119,917
Depreciation and amortization	144,993	106,766	25,051	106,743
Purchase accounting step-up of inventory	4,181	59,285	—	—
Unrealized foreign currency loss	9,567	5,911	—	—
Asset write-offs and net (gain) loss on sale of assets	(6,065)	557	1,884	(907)
Minority interest and equity earnings, net	(131)	(2,890)	(1,849)	(6,142)
Write-off and amortization of debt issuance costs	11,527	19,473	244	933
Provision for deferred income taxes	(1,599)	257	2,201	16,488
Other	2,789	5,423	1,543	7,884
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables	(27,067)	69,640	(78,749)	11,071
Inventories	(50,136)	29,274	(6,195)	(35,894)
Prepaid expenses and other assets	(1,100)	(17,037)	(5,254)	3,710
Accounts payable and accrued liabilities	(22,624)	44,945	5,253	(40,771)
Other long-term liabilities	18,639	(7,610)	(3,104)	7,855

Cash flow provided by operating activities	217,392	337,111	1,813	227,168
Investing Activities
Proceeds from sales of assets	11,435	51,387	1,743	35,845
Proceeds from sales of businesses, net of cash disposed	—	7,837	—	23,724
Investments and acquisitions	(189,691)	(12,507)	—	3,728
Capital additions	(101,667)	(101,971)	(4,235)	(233,673)
Repurchase of common stock and settlement of stock options in going-private merger transaction	(1,300)	(1,468,070)	—	—
Transaction costs paid in going-private merger transaction	(361)	(69,597)	—	—

Cash flow used in investing activities	(281,584)	(1,592,921)	(2,492)	(170,376)
Financing Activities
Short-term debt borrowings	57,201	1,028	7,936	23,105
Short-term debt repayments	(35,261)	(12,211)	(6,834)	(32,640)
Long-term debt borrowings, net of debt issuance costs	606,070	2,130,288	5,034	401,379
Long-term debt repayments	(594,838)	(1,595,418)	(6,777)	(129,413)
Dividends paid to minority shareholders	(5,601)	(5,551)	—	(9,379)
Capital contributions	100,000	125,000	—	—
Dividends paid	(20,000)	—	(8,440)	(33,636)
Proceeds from issuance of common stock (Predecessor)	—	—	2,768	5,192

Cash flow provided by (used in) financing activities	107,571	643,136	(6,313)	224,608

Effect of foreign exchange rate changes on cash	2,356	5,156	1,025	4,241

Increase (decrease) in cash and cash equivalents	45,735	(607,518)	(5,967)	285,641
Cash and cash equivalents at beginning of period	33,482	641,000	646,967	361,326

Cash and cash equivalents at end of period	$79,217	$33,482	$641,000	$646,967

DOLE FOOD COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued
For the Year Ended January 1, 2005 (Successor), Three Quarters Ended January 3, 2004 (Successor),
Quarter Ended March 22, 2003 (Predecessor) and Year Ended December 28, 2002 (Predecessor)
Supplemental cash flow information
      The consolidated statement of cash flows for the year ended January 1, 2005 excludes a $6.3 million non-cash dividend of land to Dole Holding Company, LLC. Refer to Note 12 for additional details.
      The consolidated statement of cash flows for the three quarters ended January 3, 2004 excludes non-cash increases to property, plant, and equipment, deferred tax assets and long-term debt of approximately $128.5 million, $4.7 million and $139.8 million, respectively, recorded in connection with the Company’s adoption of Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, effective March 23, 2003. During the three quarters ended January 3, 2004, the Company purchased containers that were previously held under capital lease for $45.5 million.
      Net income tax refunds received for the year ended January 1, 2005, three quarters ended January 3, 2004 and quarter ended March 22, 2003 were $0.3 million, $6.2 million, $12.2 million, respectively. Net income tax payments amounted to $95 million for the year ended December 28, 2002.
      Interest payments on borrowings totaled $141.2 million, $117.7 million, $8.2 million and $75.6 million during the year ended January 1, 2005, three quarters ended January 3, 2004, quarter ended March 22, 2003 and year ended December 28, 2002, respectively.
See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Year Ended January 1, 2005 (Successor), Three Quarters Ended January 3, 2004
(Successor), Quarter Ended March 22, 2003
(Predecessor) and Year Ended December 28, 2002 (Predecessor)

					Accumulated Other
					Comprehensive Income (Loss)

	Common		Additional		Minimum	Cumulative	Unrealized	Total
	Shares	Common	Paid-In	Retained	Pension	Translation	Gains (Losses)	Shareholders’	Comprehensive
	Outstanding	Stock	Capital	Earnings	Liability	Adjustment	on Hedges	Equity	Income

	(In thousands, except per share data)
Balance December 29, 2001 (Predecessor)	55,869	$316,512	$57,220	$446,689	$(26,363)	$(73,310)	$15,282	$736,030
Net income	—	—	—	36,281	—	—	—	36,281	$36,281
Cash dividends ($0.60 per share)	—	—	—	(33,636)	—	—	—	(33,636)	—
Unrealized foreign currency translation and hedging gains (losses)	—	—	—	—	—	19,002	(6,003)	12,999	12,999
Reclassification of realized (gains) losses to net income	—	—	—	—	—	5,917	(10,149)	(4,232)	(4,232)
Additional minimum pension liability	—	—	—	—	(11,771)	—	—	(11,771)	(11,771)
Income tax benefit on the exercise of certain stock options	—	—	1,797	—	—	—	—	1,797	—
Issuance of common stock	341	341	7,302	—	—	—	—	7,643	—

Balance December 28, 2002 (Predecessor)	56,210	$316,853	$66,319	$449,334	$(38,134)	$(48,391)	$(870)	$745,111	$33,277

Net income (December 29, 2002 to March 22, 2003)	—	—	—	60,788	—	—	—	60,788	$60,788
Cash dividends ($0.15 per share)	—	—	—	(8,440)	—	—	—	(8,440)	—
Unrealized foreign currency translation and hedging gains (losses)	—	—	—	—	—	(195)	3,606	3,411	3,411
Reclassification of realized losses to net income	—	—	—	—	—	—	586	586	586
Income tax benefit on the exercise of certain stock options	—	—	458	—	—	—	—	458	—
Stock options exercised	119	119	2,667	—	—	—	—	2,786	—
Issuance of common stock	1	1	30	—	—	—	—	31	—

Balance March 22, 2003 (Predecessor)	56,330	$316,973	$69,474	$501,682	$(38,134)	$(48,586)	$3,322	$804,731	$64,785

Purchase accounting adjustments	(56,329)	(316,973)	145,558	(406,766)	25,659	37,229	(2,546)	(517,839)

Balance March 23, 2003 (Successor)	1	$—	$215,032	$94,916	$(12,475)	$(11,357)	$776	$286,892
Capital contribution by DHM Holding Company, Inc.	—	—	125,000	—	—	—	—	125,000
Net income (March 23, 2003 to January 3, 2004)	—	—	—	23,117	—	—	—	23,117	$23,117
Unrealized foreign currency translation and hedging gains (losses)	—	—	—	—	—	27,553	(27,293)	260	260
Reclassification of realized losses to net income	—	—	—	—	—	2,413	10,116	12,529	12,529
Minimum pension liability	—	—	—	—	8,630	—	—	8,630	8,630

Balance January 3, 2004 (Successor)	1	$—	$340,032	$118,033	$(3,845)	$18,609	$(16,401)	$456,428	$44,536

Capital contribution by Dole Holding Company, LLC	—	—	100,000	—	—	—	—	100,000
Net income	—	—	—	134,418	—	—	—	134,418	$134,418
Cash dividends	—	—	—	(20,000)	—	—	—	(20,000)	—
Non-cash dividends	—	—	—	(6,306)	—	—	—	(6,306)	—
Unrealized foreign currency translation and hedging gains	—	—	—	—	—	16,354	5,018	21,372	21,372
Reclassification of realized losses to net income	—	—	—	—	—	—	11,582	11,582	11,582
Additional minimum pension liability	—	—	—	—	(19,621)	—	—	(19,621)	(19,621)

Balance January 1, 2005 (Successor)	1	$—	$440,032	$226,145	$(23,466)	$34,963	$199	$677,873	$147,751

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS

Note 1 —	Nature of Operations
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
      Operations are conducted throughout North America, Latin America, Europe (including eastern European countries), Asia (primarily in Japan, Korea, the Philippines and Thailand), the Middle East and Africa (primarily in South Africa). As a result of its global operating and financing activities, the Company is exposed to certain risks including changes in commodity pricing, fluctuations in interest rates, fluctuations in foreign currency exchange rates, as well as other environmental and business risks in both sourcing and selling locations.
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
      Going-Private Merger Transaction: On March 28, 2003, the Company completed the going-private merger transaction with DHM Holding Company, Inc. (“HoldCo”) described in Note 3. As a result of this transaction, the Company’s results of operations, financial position and cash flows prior to the date of the going-private merger transaction are presented as the “Predecessor.” The going-private merger transaction and the Company’s results of operations, financial position and cash flows thereafter are presented as the “Successor.” The going-private merger transaction was accounted for as a purchase at the HoldCo level with the related purchase accounting pushed-down to the Company.
      Basis of Consolidation: The Company’s consolidated financial statements include the accounts of Dole Food Company, Inc. and its controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
      Annual Closing Date: The Company’s fiscal year ends on the Saturday closest to December 31. The successor’s fiscal years 2004 and 2003 ended on January 1, 2005 and January 3, 2004, respectively. The predecessor’s fiscal year 2002 ended on December 28, 2002. Fiscal year 2003, which includes the predecessor’s quarter ended March 22, 2003 and the successor’s three-quarter period ended January 3, 2004, consisted of 53 weeks. The impact of the additional week in fiscal year 2003 was not material to the Company’s Statement of Operations or Statement of Cash Flows.
      Revenue Recognition: Revenue is recognized at the point title and risk of loss is transferred to the customer, collection is reasonably assured, persuasive evidence of an arrangement exists and the price is fixed or determinable. Revenue is recorded net of expected returns, sales discounts and volume rebates. Estimated sales discounts and expected returns are recorded in the period in which the related sale is recognized. Volume rebates are recognized as earned by the customer, based upon the contractual terms of the arrangement with the customer and, where applicable, the Company’s estimate of sales volume over the term of the arrangement. Adjustments to estimates are made periodically as new information becomes available and actual sales volumes become known. Adjustments to these estimates have historically not been significant to the Company.

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
      Agricultural Costs: Recurring agricultural costs include costs relating to irrigation, fertilizing, disease and insect control and other ongoing crop and land maintenance activities. Recurring agricultural costs are charged to operations as incurred or are recognized when the crops are harvested and sold, depending on the product. Non-recurring agricultural costs, primarily comprised of soil and farm improvements and other long-term crop growing costs that benefit multiple harvests, are deferred and amortized over the estimated production period, currently from two to seven years.
      Shipping and Handling Costs: Amounts billed to third party customers for shipping and handling are included as a component of revenue. Shipping and handling costs incurred are included as a component of cost of products sold and represent costs incurred by the Company to ship product from the sourcing locations to the end consumer markets.
      Marketing and Advertising Costs: Marketing and advertising costs, which include media, production and other promotional costs, are generally expensed in the period in which the marketing or advertising first takes place. In limited circumstances, the Company capitalizes payments related to the right to stock products in customer outlets or to provide funding for various merchandising programs over a specified contractual period. In such cases, the Company amortizes the costs over the life of the underlying contract. The amortization of these costs, as well as the cost of other marketing and advertising arrangements with customers, are classified as a reduction in revenue. Advertising and marketing costs, included in selling, marketing and general and administrative expenses, amounted to $62.1 million, $48.2 million, $16.0 million and $71.5 million during the year ended January 1, 2005, three quarters ended January 3, 2004, quarter ended March 22, 2003 and year ended December 28, 2002.
      Research and Development Costs: Research and development costs are expensed as incurred. Research and development costs were not material during the year ended January 1, 2005, three quarters ended January 3, 2004, quarter ended March 22, 2003 and year ended December 28, 2002.
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
      Grower Advances: The Company makes advances to third party growers primarily in Latin America and Asia for various farming needs. Some of these advances are secured with property or other collateral owned by the growers. The Company monitors these receivables on a regular basis and records an allowance for these grower receivables based on estimates of the growers’ ability to repay advances and the fair value of the collateral. Grower advances are stated at the gross advance amount less allowances for potentially uncollectible balances.
      Inventories: Inventories are valued at the lower of cost or market. Cost is determined principally on a first-in, first-out basis and includes materials, labor and overhead. Specific identification and average cost methods are also used primarily for certain packing materials and operating supplies.
      Investments: Investments in affiliates and joint ventures with ownership of 20% to 50% are recorded on the equity method, provided the Company has the ability to exercise significant influence. All other non-consolidated investments are accounted for using the cost method. At January 1, 2005 and January 3, 2004, substantially all of the Company’s investments have been accounted for under the equity method.

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
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
      Goodwill and Intangibles: Goodwill represents the excess cost of a business acquisition over the fair value of the net identifiable assets acquired. Goodwill and unamortized intangible assets are reviewed for impairment annually, or more frequently if certain impairment indicators arise. Goodwill is allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. Fair values for goodwill and unamortized intangible assets are determined based on discounted cash flows, market multiples or appraised values, as appropriate.
      During the second quarter of 2002, the Company completed the two-step process of the transitional goodwill impairment test prescribed in Statement of Financial Accounting Standards No. 142 (“FAS 142”), Goodwill and Other Intangible Assets. The transitional goodwill impairment test resulted in the Company recognizing a non-cash transitional goodwill impairment charge of $119.9 million related entirely to the fresh-cut flowers reporting segment. As required by FAS 142, the $119.9 million charge has been reflected as a cumulative effect of a change in accounting principle in the Company’s Statement of Operations for the year ended December 28, 2002.
      The Company’s unamortized intangible assets, consisting primarily of the Dole® brand, are considered to have indefinite lives because they are expected to generate cash flows indefinitely and as such are not amortized. Amortizable intangible assets are amortized on a straight-line basis over the weighted-average estimated useful lives of the underlying assets as follows:

Customer relationships	11 years
Licenses	3 years
Other	3 years
Total weighted-average amortization period	8 years
      Financial Instruments/ Concentration of Credit Risk: Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash equivalents, foreign currency exchange contracts, grower advances and trade receivables. The Company maintains its temporary cash investments with high quality financial institutions, which are invested in primarily short-term U.S. government instruments and certificates of deposit. The counter parties to the Company’s foreign currency exchange contracts are major financial institutions. Grower advances are principally with farming enterprises located throughout Latin America and Asia and are secured by the underlying crop harvests. Credit risk related to trade receivables is mitigated due to the large number of customers dispersed worldwide. To reduce credit risk, the Company performs periodic credit evaluations of its customers but does not generally require advance payments or collateral. Additionally, the Company maintains allowances for credit losses. No individual customer accounted for greater than 10% of the Company’s revenues during the year ended January 1, 2005, three quarters ended January 3, 2004, quarter ended March 22, 2003 and year ended December 28, 2002. No individual customer accounted for greater than 10% of accounts receivable as of January 1, 2005 or January 3, 2004.

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
      The Company’s financial instruments are primarily composed of short-term trade and grower receivables, trade payables, notes receivable and long and short-term notes payable, as well as long-term grower receivables, term loans and debentures. For short-term instruments, the carrying amount is a reasonable estimate of fair value. Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates. Based on these assumptions, with the exception of the Company’s fixed rate long-term debt disclosed in Note 10, management believes the fair market values of the Company’s financial instruments are not materially different from their recorded amounts as of January 1, 2005 and January 3, 2004.
      During fiscal years 2004 and 2003, the Company’s derivative instruments, as defined by Statement of Financial Accounting Standards No. 133 (“FAS 133”), Accounting for Derivative Instruments and Hedging Activities, consisted of euro and yen foreign currency exchange forwards and fuel hedges. The Company enters into foreign currency exchange forward contracts to reduce its currency risk related to anticipated dollar equivalent foreign currency cash flows. At January 1, 2005, the Company had no outstanding foreign currency exchange forwards.
      During 2004 and 2003, the Company entered into short-term fuel hedges to partially mitigate the Company’s exposure to significant bunker fuel fluctuations. These contracts were designated as hedges under FAS 133. At January 1, 2005, the fair value of the Company’s outstanding fuel hedges totaled $0.2 million. At January 3, 2004 the Company had no outstanding fuel hedges.
      In the normal course of business, the Company entered into various commodity purchase and sale contracts. These contracts qualify for normal purchase and sale exemptions under FAS 133 and are excluded from mark-to-market accounting. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.
      Foreign Exchange: For subsidiaries with transactions that are denominated in a currency other than the functional currency, the net foreign exchange transaction gains or losses resulting from the translation of monetary assets and liabilities are included in determining net income. Net foreign exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar are recorded as a part of cumulative translation adjustment in shareholders’ equity. Unrealized currency gains and losses on certain intercompany transactions that are of a long-term-investment nature (i.e., settlement is not planned or anticipated in the foreseeable future), are also recorded in cumulative translation adjustment in shareholders’ equity.
      Stock-Based Compensation: Effective as of the beginning of the 2003 fiscal year, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (“FAS 123”), Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, for stock-based employee compensation. Under the prospective method of adoption selected by the Company, the fair value recognition provisions of FAS 123 apply to all new employee awards granted after December 28, 2002. In connection with the going-private merger transaction, all outstanding stock options were settled or cancelled. No new stock options have been issued subsequent to the going-private merger transaction.
      Leases: The Company leases fixed assets for use in operations where leasing offers advantages of operating flexibility and is less expensive than alternative types of funding. The Company also leases land in countries where land ownership by foreign entities is restricted. The Company’s leases are evaluated at inception or at any subsequent modification and, depending on the lease terms, are classified as either capital leases or operating leases, as appropriate under Statement of Financial Accounting Standards No. 13 (“FAS 13”), Accounting for Leases. The majority of the Company’s leases are classified as operating leases. The Company’s principal operating leases are land and machinery and equipment. The Company’s capitalized leases are primarily comprised of two vessel leases (Note 8). The Company’s decision to exercise renewal

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
options is primarily dependent on the level of business conducted at the location and the profitability thereof. The Company’s leasehold improvements were not significant at January 1, 2005 and January 3, 2004.
      Guarantees: The Company makes guarantees as part of its normal business activities. These guarantees include guarantees of the indebtedness of some of its key fruit suppliers and other entities integral to the Company’s operations, as well as minimum price guarantees and guarantees of minimum volume purchases.
      The Company adopted FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, on a prospective basis for all guarantees issued or modified after December 31, 2002. Following the adoption of FIN 45, at the inception of any new guarantee, the Company recognizes a liability equal to the fair value of the guarantee. The fair value of the guarantee is generally determined by calculating a probability-weighted present value of expected cash flows. The liability is generally reduced ratably over the term of the guarantee. Depending on the nature of the underlying arrangement the offsetting entry is either expensed or deferred and amortized. The Company has not historically experienced any significant losses associated with these guarantees. Liabilities relating to guarantees were not material at January 1, 2005 and January 3, 2004.
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

Note 3 —	Going-Private Merger and Refinancing Transactions
      In March 2003 the Company completed a going-private merger transaction. The privatization resulted from the acquisition by David H. Murdock, the Company’s Chairman and Chief Executive Officer, of the approximately 76% of the Company that he and his affiliates did not already own for $33.50 per share in cash. As a result of the transaction, the Company became wholly owned by Mr. Murdock through HoldCo.
      The purchase price of all of the outstanding common stock of the Company not already owned by Mr. Murdock, plus transaction costs, was approximately $1.55 billion. The funds necessary to purchase these shares of the Company consisted of a $125 million capital contribution by HoldCo, funds borrowed under $1.125 billion of new senior secured credit facilities (consisting of $825 million of term loan facilities and $300 million of revolving credit facilities) and the issuance of $475 million principal amount of 8.875% Senior Notes due 2011. The going-private merger transaction was accounted for as a purchase at the HoldCo level with the related purchase accounting pushed down to the Company as of the date of the transaction.
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

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
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
      The pro forma information is not necessarily indicative of the results that would have occurred had the going-private merger and refinancing transactions occurred at the beginning of the periods presented.

Note 4 —	Business Dispositions
      During the third quarter ended October 4, 2003, the Company sold its 81% interest in Fabrica, a Honduran palm oil business for $7.6 million and recorded a loss of $2.4 million. The loss was included in selling, marketing and general and administrative expenses in the Consolidated Statements of Operations. The financial results of Fabrica have been included in the packaged foods reporting segment through the effective date of disposal. Revenues related to Fabrica for the three quarters ended January 3, 2004, quarter ended March 22, 2003 and year ended December 28, 2002 were $11.9 million, $5.7 million and $24.5 million, respectively. Operating income related to Fabrica for the three quarters ended January 3, 2004, quarter ended March 22, 2003, and year ended December 28, 2002 was approximately $0.8 million, $0.5 million and $1.4 million respectively.
      On October 1, 2002, the Company sold its wholly owned subsidiary, Saman S.A. (“Saman”), for $6.2 million in cash, net of cash on hand at the date of sale. Saman was a European dried fruit and nut processor held for sale since 2001. The financial results of Saman have been included in the packaged foods reporting segment through the effective date of disposal. The Company recorded a loss in 2002 on the sale of approximately $4.1 million, net of transaction expenses, which is included in selling, marketing and general and administrative expenses in the Consolidated Statements of Operations. Revenues related to Saman for the year ended December 28, 2002 were $27 million. Operating loss related to Saman for the year ended December 28, 2002 was $4 million.
      In September 2002, the Company sold all of its 91% interest in and outstanding loans due from Pascual Hermanos, S.A. (“Pascual Hermanos”), a Spanish corporation held for sale since 2001, for approximately $18.1 million, net of cash on hand at the date of sale. The financial results of Pascual Hermanos are included in the fresh vegetables reporting segment through the effective date of disposal. The Company recorded a gain on this sale in 2002 of approximately $4.3 million, net of transaction expenses. The gain is included in selling, marketing and general and administrative expenses in the Consolidated Statements of Operations. Revenues related to Pascual Hermanos for the year ended December 28, 2002 were $26 million. Operating income related to Pascual Hermanos for the year ended December 28, 2002 was $4 million.

Note 5 —	Business Acquisitions

JR Wood
      In June 2004, the Company acquired all of the outstanding capital stock of Wood Holdings, Inc. (“JR Wood”), a privately held frozen fruit producer and manufacturer. The acquisition of JR Wood allows the Company to expand its packaged foods product line and is a natural extension of the Dole brand into the frozen fruit section of the produce industry. The total purchase price, including transaction expenses, was $171.7 million in cash. This amount includes a preliminary estimate of $2.1 million payable to the selling shareholders for the reimbursement of certain tax liabilities incurred by the sellers as a result of the

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
transaction. The acquisition resulted in goodwill of $45.3 million, which has been included in the Company’s packaged foods segment and is fully deductible for tax purposes over a 15-year period. Expected synergies of the combined operations and the ability to leverage the Dole brand in the frozen fruit business were the primary factors that contributed to a purchase price that resulted in the recognition of goodwill. The results of operations of JR Wood have been included in the Company’s consolidated results of operations from June 8, 2004, the effective date of acquisition.
      The following table represents the estimated preliminary values attributed to the assets acquired and liabilities assumed as of the date of the JR Wood acquisition (in thousands):

Current assets	$61,125
Property, plant and equipment	76,384
Intangible assets	10,150
Goodwill	45,307
Other assets	105

Total assets acquired	193,071
Current liabilities	21,239
Other long-term liabilities	87

Total liabilities assumed	21,326

Net assets acquired	$171,745

      The $10.1 million allocated to intangible assets is a valuation of customer relationships with finite lives. These customer relationships will be amortized over approximately 12 years.

Coastal Berry
      In October 2004, the Company acquired Coastal Berry Company, LLC and two affiliated companies (collectively “Coastal Berry”) for $7 million in cash. In connection with the acquisition, the Company also repaid approximately $10 million of Coastal Berry’s debt and capital lease obligations. This acquisition resulted in approximately $8.5 million of goodwill, which has been included in the Company’s fresh vegetables segment and is fully deductible for tax purposes over a 15-year period. Coastal Berry is a leading California producer of fresh berries (including strawberries, raspberries and blackberries).

Saba
      On December 30, 2004, the Company acquired the remaining 40% of Saba Trading AB (“Saba”), for $47.1 million, payable in cash during the first fiscal quarter of 2005. The Company acquired its 60% majority ownership in Saba in 1998. The acquisition of Saba’s remaining shares resulted in a preliminary allocation of $33.5 million to goodwill, which has been included in the Company’s fresh fruit segment. Saba is the leading importer and distributor of fruit, vegetables and flowers in Scandinavia.
      Pro forma financial information for the above acquisitions is not presented, as it is not material.

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 6 —	Income Taxes
      Income tax expense (benefit) was as follows (in thousands):

		Three
		Quarters	Quarter
		Ended	Ended
		January 3,	March 22,
	2004	2004	2003	2002

	Successor	Successor	Predecessor	Predecessor

Current
Federal, state and local	$13,373	$(8,890)	$7,484	$29,625
Foreign	13,717	15,145	3,415	7,676

	27,090	6,255	10,899	37,301

Deferred
Federal, state and local	(948)	3,982	2,467	13,424
Foreign	(651)	(3,725)	(266)	3,064

	(1,599)	257	2,201	16,488

	$25,491	$6,512	$13,100	$53,789

      As a result of the consummation of the going-private merger transaction described in Note 3, income tax expense for the quarter ended March 22, 2003 was based on earnings for the period from December 29, 2002 through March 22, 2003, to reflect the final separate financial reporting period for the Company in its predecessor form. After the consummation of the going-private transaction, the income taxes are attributable to the new successor company.
      Pretax earnings attributable to foreign operations were $203.1 million, $89.2 million, $61.4 million and $224.6 million for the year ended January 1, 2005, three quarters ended January 3, 2004, quarter ended March 22, 2003 and year ended December 28, 2002, respectively. Undistributed earnings of foreign subsidiaries, which are intended to be indefinitely invested, aggregated $1.9 billion at January 1, 2005. Other than the repatriation discussed below, it is currently not practicable to estimate the tax liability that might be payable if these foreign earnings were repatriated.
      On October 22, 2004, The American Jobs Creation Act (“AJCA”) was signed into law, adding Section 965 to the Internal Revenue Code. Section 965 provides a special one-time deduction of 85% of certain foreign earnings that are repatriated under a domestic reinvestment plan, as defined therein. The effective federal tax rate on any repatriated foreign earnings equals 5.25%. Taxpayers may elect to apply this provision to a qualified earnings repatriation made during calendar year 2005.
      During March 2005, the Company completed its evaluation of the effects of the repatriation provision and currently expects to repatriate approximately $560 million of earnings from its foreign subsidiaries under Section 965. The related income tax expense from this repatriation is approximately $42 million. Consistent with FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, the Company will record this expense in March 2005. If this amount had been recorded in 2004, recorded income tax expense and net income would have been $67.5 million and $92.4 million, respectively.

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
      The Company’s reported income tax expense on continuing operations differed from the expense calculated using the U.S. federal statutory tax rate for the following reasons (in thousands):

		Three
	Year	Quarters	Quarter
	Ended	Ended	Ended	Year Ended
	January 1,	January 3,	March 22,	December 28,
	2005	2004	2003	2002

	Successor	Successor	Predecessor	Predecessor

		(In thousands)
Expense computed at U.S. federal statutory income tax rate of 35%	$55,967	$10,370	$25,861	$73,495
Foreign income taxed at different rates	(38,334)	(2,341)	(10,523)	(64,715)
State and local income tax, net of federal income tax benefit	951	(2,851)	1,167	9,742
Valuation allowances	7,557	2,324	(1,269)	40,002
Refund of prior years’ taxes	—	—	(2,209)	(5,008)
Permanent items and other	(650)	(990)	73	273

Reported income tax expense	$25,491	$6,512	$13,100	$53,789

      Total income tax cash payments, net of refunds, for the year ended January 1, 2005, three quarters ended January 3, 2004, quarter ended March 22, 2003 and year ended December 28, 2002 were $(0.3) million, $(6.2) million, $(12.2) million and $95 million, respectively. Cash payments during the year ended December 28, 2002 included $67 million in tax payments related to the disposal of the Honduran beverage business in 2001.
      Deferred tax assets (liabilities) were comprised of the following (in thousands):

	January 1,	January 3,
	2005	2004

	Successor	Successor

Intangibles	$(271,530)	$(273,002)
Property, plant and equipment	(191,270)	(185,139)
Inventory valuation methods	1,396	(5,175)
Postretirement benefits	52,593	38,458
Operating accruals	50,444	57,734
Tax credit carryforwards	18,388	18,388
Net operating loss carryforwards	85,460	91,120
Asset impairments	—	5,835
Valuation allowances	(98,028)	(116,909)
Other, net	(524)	(3,405)

	$(353,071)	$(372,095)

      The Company has gross federal, state and foreign net operating loss carryforwards of $91.3 million, $65.7 million and $166.1 million, respectively, at January 1, 2005. The Company has recorded deferred tax assets of $35.9 million for federal and state net operating loss carryforwards, which, if unused, will expire between 2005 and 2024. The Company has recorded deferred tax assets of $49.6 million for foreign net operating loss carryforwards, which, if unused will expire between 2005 and 2019.

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
      A valuation allowance was established to offset foreign tax credit carryforwards, foreign net operating loss carryforwards, and certain other deferred tax assets in foreign jurisdictions. The entire valuation allowance is included in non-current deferred tax assets. The Company has deemed it more likely than not that future taxable income in the relevant foreign taxing jurisdictions will be insufficient to realize the related income tax benefits for these assets. The foreign tax credit carryforward amount of $18.4 million will expire in 2011.
      Total deferred tax assets and deferred tax liabilities were as follows (in thousands):

	January 1,	January 3,
	2005	2004

	Successor	Successor

Deferred tax assets	$412,486	$265,186
Deferred tax asset valuation allowance	(98,028)	(116,909)

	314,458	148,277
Deferred tax liabilities	(667,529)	(520,372)

Net deferred tax liabilities	$(353,071)	$(372,095)

Current deferred tax assets consist of:
Deferred tax assets	$57,194	$49,880
Deferred tax liabilities	(13,643)	(1,805)

Net current deferred tax assets	43,551	48,075
Non-current deferred tax liabilities consist of:
Deferred tax assets, net of valuation allowance	257,264	98,397
Deferred tax liabilities	(653,886)	(518,567)

Net non-current deferred tax liabilities	(396,622)	(420,170)

Net deferred tax liabilities	$(353,071)	$(372,095)

      The Company believes its tax positions comply with the applicable tax laws and that it is adequately provided for all tax related matters. The Company is subject to examination by taxing authorities in the various jurisdictions in which it files tax returns. Matters raised upon audit may involve substantial amounts and could result in material cash payments if resolved unfavorably; however, management does not believe that any material payments will be made related to these matters in the upcoming fiscal year. Management considers it unlikely that the resolution of these matters will have a material adverse effect on its results of operations.

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 7 —	Details of Certain Assets and Liabilities
      Details of receivables and inventories were as follows (in thousands):

	January 1,	January 3,
	2005	2004

	Successor	Successor

Receivables
Trade	$559,106	$504,587
Notes and other	87,221	73,230
Grower advances	28,365	28,612
Income tax refund	524	14,302
Other	8,269	10,114

	683,485	630,845
Allowance for doubtful accounts	(65,533)	(70,596)

	$617,952	$560,249

Inventories
Finished products	$232,193	$175,049
Raw materials and work in progress	119,645	101,621
Crop-growing costs	116,295	81,106
Operating supplies and other	40,758	52,029

	$508,891	$409,805

      Accounts payable is comprised primarily of trade payables. In addition, the accounts payables balance as of January 1, 2005 includes $47.1 million related to the purchase of the 40% Saba minority shares (Note 5).
      Accrued liabilities included the following (in thousands):

	January 1,	January 3,
	2005	2004

	Successor	Successor

Employee-related costs and benefits	$129,240	$134,014
Amounts due to growers	79,379	88,942
Marketing and advertising	48,323	59,408
Materials and supplies	43,613	44,944
Other	147,315	186,237

	$447,870	$513,545

      Remaining amounts included in other accrued liabilities shown above are comprised of individually insignificant operating accruals.
      Other long-term liabilities were as follows (in thousands):

	January 1,	January 3,
	2005	2004

	Successor	Successor

Accrued postretirement and other employee benefits	$243,285	$213,549
Accrued taxes	225,868	205,981
Other	50,841	34,655

	$519,994	$454,185

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 8 —	Property, Plant and Equipment
      Major classes of property, plant and equipment were as follows (in thousands):

	January 1,	January 3,
	2005	2004

	Successor	Successor

Land and land improvements	$722,169	$676,937
Buildings and improvements	374,909	328,201
Machinery and equipment	591,974	473,316
Vessels and containers	234,283	239,126
Vessels and equipment under capital leases	94,998	94,145
Construction in progress	84,822	52,119

	2,103,155	1,863,844
Accumulated depreciation	(586,800)	(393,965)

	$1,516,355	$1,469,879

      Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets as follows:

Years

Land improvements	5 to 35
Buildings and improvements	3 to 50
Machinery and equipment	2 to 35
Vessels and containers	3 to 30
Vessels and equipment under capital leases	Shorter of useful life or life of lease
      Depreciation expense for property, plant and equipment totaled $133.3 million, $98.6 million, $25 million and $106.6 million for the year ended January 1, 2005, three quarters ended January 3, 2004, quarter ended March 22, 2003 and year ended December 28, 2002, respectively.

Note 9 —	Goodwill and Intangible Assets
      Goodwill has been allocated to the Company’s reporting segments as follows (in thousands):

		Fresh	Packaged	Fresh-cut
	Fresh Fruit	Vegetables	Foods	Flowers	Other	Total

Balance as of January 3, 2004 (Successor)	$341,540	$89,025	$18,186	$—	$—	$448,751
Additions	34,136	8,638	45,340	—	—	88,114

Balance as of January 1, 2005 (Successor)	$375,676	$97,663	$63,526	$—	$—	$536,865

      The goodwill balance at January 3, 2004 resulted primarily from the going-private merger transaction (Note 3). The Company’s predecessor goodwill balance of approximately $132.1 million at December 28, 2002 was eliminated in purchase accounting. The 2004 additions to goodwill in the packaged foods, fresh vegetables and fresh fruit segments primarily relate to the acquisitions of JR Wood, Coastal Berry and the remaining 40% share in Saba, respectively. Refer to Note 5 for further details.

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
      Details of the Company’s intangible assets were as follows (in thousands):

	January 1,	January 3,
	2005	2004

	Successor	Successor

Amortized intangible assets:
Customer relationships	$38,501	$28,351
Licenses	20,688	20,688
Other amortized intangible assets	9,132	9,040

	68,321	58,079
Accumulated amortization — customer relationships	(5,542)	(2,181)
Accumulated amortization — licenses	(13,218)	(5,747)
Other accumulated amortization	(5,588)	(4,810)

Accumulated amortization — intangible assets	(24,348)	(12,738)

Intangible assets, net	43,973	45,341
Unamortized intangible assets:
Trademark, trade names and other related intangibles	694,518	694,518

Total identifiable intangible assets, net	$738,491	$739,859

      Amortization expense of identifiable intangibles totaled $11.6 million and $8.0 million for the year ended January 1, 2005 and the three quarters ended January 3, 2004, respectively. There was no amortization expense related to the identifiable intangibles during the quarter ended March 22, 2003 or the year ended December 28, 2002. Estimated remaining amortization expense associated with the Company’s identifiable intangible assets in each of the next five fiscal years is as follows (in thousands):

Fiscal Year	Amount

2005	$11,848
2006	4,323
2007	3,677
2008	3,677
2009	3,677
      The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, during the second quarter of fiscal 2004. This review indicated no impairment to goodwill or any of the Company’s indefinite-lived intangible assets.

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 10 —	Long-Term Debt
      Long-term debt consisted of the following amounts (in thousands):

	January 1,	January 3,
	2005	2004

	Successor	Successor

Unsecured debt:
8.625% notes due 2009	$400,000	$400,000
7.25% notes due 2010	400,000	400,000
8.875% notes due 2011	475,000	475,000
8.75% debentures due 2013	155,000	155,000
Secured debt:
Revolving credit facility	—	20,000
Term loan facility	341,619	305,000
Contracts and notes due 2005 — 2009, at a weighted-average interest rate of 7.84% (5.64% in 2003)	2,801	2,598
Capital lease obligations	95,539	93,550
Unamortized debt discount	(1,661)	(1,996)

	1,868,298	1,849,152
Current maturities	(31,278)	(45,627)

	$1,837,020	$1,803,525

Unsecured Debt
      In April 2002, the Company completed the sale and issuance of $400 million aggregate principal amount of Senior Notes due 2009 (the “2009 Notes”). The 2009 Notes are redeemable, at the discretion of the Company, at par plus a make-whole amount, if any, and accrued and unpaid interest, any time prior to maturity. The 2009 Notes were issued at 99.50% of par.
      In May 2003, the Company issued and sold $400 million aggregate principal amount of 7.25% Senior Notes due 2010 (the “2010 Notes”). The Company may, at its option, use the cash proceeds from an equity offering to redeem up to 35% of the aggregate principal amount of the 2010 Notes, at a redemption price of 107.25%, plus accrued and unpaid interest prior to June 15, 2006; or at specified premiums after June 15, 2007. The 2010 Notes were issued at par.
      In connection with the going-private merger transaction described in Note 3, the Company issued $475 million principal amount of 8.875% Senior Notes due 2011 (the “2011 Notes”). The 2011 Notes were issued at par. At its option, the Company may use the cash proceeds from an equity offering to redeem up to 35% of the aggregate principal amount of the 2011 notes, at a redemption price of 108.875%, plus accrued and unpaid interest, prior to March 15, 2006; or at specified premiums after March 15, 2007.
      In July 1993, the Company issued and sold debentures due 2013. These debentures are not redeemable prior to maturity and were issued at 99.37% of par.
      In connection with the going-private merger transaction and issuance of 2011 Notes, both the Debentures and the 2009 Notes were modified to provide for substantially the same interest rates, covenants and guarantees from certain of the Company’s subsidiaries as are provided for by the 2011 Notes.

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
      None of the Company’s notes or debentures are subject to any sinking fund requirements. The bonds and debenture are guaranteed by the Company’s domestic subsidiaries (Note 18).

Secured Debt
      In connection with the going-private merger transaction, the Company obtained financing under a senior secured credit facility agreement (consisting of term loans and $300 million of revolving credit facilities). At January 1, 2005, term loan borrowings under this facility consisted of $171.6 million relating to Term Loan D and $170 million relating to Term Loan E.
      As of January 1, 2005, approximately 53% of Term Loan D is repayable in equal quarterly tranches through June 2008, with the remaining balance due in September 2008. Prepayments of Term Loan D reduce both the required quarterly payments and the lump sum due at maturity. Borrowings under Term Loan D bear interest at certain percentages over the bank’s prime rate or the London Interbank Offered Rate (“LIBOR”) plus a predetermined spread. Term Loan E was used to finance the acquisition of JR Wood in June 2004. Term Loan E matures in September 2008 and has substantially the same terms as Term Loan D, except that the term loan is repayable in a lump sum on the maturity date. As of January 1, 2005, the interest rates on both Term Loan D and Term Loan E were approximately 4.7%. The Company may accelerate repayments under both Term Loan D and Term Loan E at its option without penalty.
      As of January 1, 2005, there were no outstanding borrowings under the Company’s $300 million revolving credit facilities. The revolvers expire on March 28, 2008. The balance of funds available under the revolving credit facilities may be utilized for borrowings to finance short-term working capital needs of the Company or the issuance of letters of credit and bank guarantees up to $232.5 million. At January 1, 2005, after taking into account approximately $92.9 million of outstanding letters of credit and bank guarantees drawn against these facilities, the Company had approximately $207.1 million available under these revolvers. Borrowings under these facilities bear interest at certain percentages over the bank’s prime rate or LIBOR plus a predetermined spread.
      Provisions under the senior secured credit facilities and the indentures to the Company’s senior notes and debentures require the Company to comply with certain covenants. These covenants include financial performance measures, such as a minimum required interest coverage ratio, a minimum fixed charge coverage ratio, minimum quarterly earnings and maximum permitted leverage ratios, as well as limitations on, among other things, indebtedness, capital expenditures, investments, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. At January 1, 2005, the Company was in compliance with all applicable covenants.
      The revolving credit facility and term loan facility are collateralized by substantially all of the Company’s tangible and intangible assets, other than certain intercompany debt, certain equity interests and each of the Company’s U.S. manufacturing plants and processing facilities that has a net book value exceeding 1% of the Company’s net tangible assets.
      A commitment fee, which fluctuates between 0.5% and 1.0%, is required based on the total unused portion of the revolver. The Company paid a total of $1.2 million and $1.6 million in commitment fees for the year ended January 1, 2005 and three quarters ended January 3, 2004, respectively. No commitment fees were paid during the quarter ended March 22, 2003 or year ended December 28, 2002.
      At January 1, 2005, included in capital lease obligations is $91.9 million of vessel financings related to two vessel leases denominated in British pounds. The interest rates on these leases are based on LIBOR plus a spread. The remaining $3.6 million of capital lease obligations relate primarily to machinery and equipment. The capital lease obligations are collateralized by the underlying leased assets. Interest rates under these leases are fixed.

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
      Expenses related to the issuance of long-term debt are capitalized and amortized to interest expense over the term of the underlying debt. During the year ended January 1, 2005, three quarters ended January 3, 2004, quarter ended March 22, 2003, and year ended December 28, 2002, the Company amortized deferred debt costs of $8.9 million, $7.0 million, $0.2 million and $0.9 million, respectively.
      The Company wrote off $2.7 million and $12.6 million of deferred debt issuance costs during the year ended January 1, 2005 and the three quarters ended January 3, 2004, respectively. The write off of debt issuance costs resulted from the prepayment of the term loan facilities of $106.5 million in 2004 and $540 million, which included $400 million in connection with a refinancing transaction, in 2003.
      The Company estimates the fair value of its fixed-interest-rate unsecured debt based on current quoted market prices. The estimated fair value of unsecured notes (face value of $1,430 million in both 2004 and 2003) was approximately $1,531 million and $1,528 million as of January 1, 2005 and January 3, 2004, respectively. Based upon borrowing rates currently available to the Company and market quotes, the fair value of the Company’s secured debt approximates the carrying value.
      Maturities with respect to long-term debt as of January 1, 2005 were as follows (in thousands):

Fiscal Year	Amount

2005	$31,278
2006	30,461
2007	30,070
2008	267,902
2009	403,714
Thereafter	1,104,873

Total	$1,868,298

      In addition to amounts available under the $300 million revolving credit facilities, the Company’s subsidiaries have uncommitted lines of credit of approximately $146.4 million at various local banks, of which $135.9 million was available at January 1, 2005. These lines of credit lines are used primarily for overdrafts, foreign exchange settlement and the issuance of letters of credit or bank guarantees. The Company’s uncommitted lines of credit do not have a commitment expiration date, and may be cancelled at any time by the Company or the banks.

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
      For U.S. pension plans, the Company’s general policy is to fund the normal cost plus a 15-year amortization of the unfunded liability. Most of the Company’s international pension plans and all of its OPRB plans are unfunded.
      During 2001, two of the Company’s U.S. pension plans and a portion of its international pension plans were frozen. Effective January 1, 2002, no new salaried pension benefit will accrue, with the exception of a transition benefit for long-term employees. The rate of compensation increase of 4.5% on the U.S. plans represents the rate associated with the remaining active U.S. plans.

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
      In the third quarter of 2004, the Company terminated certain employees in Ecuador following a restructuring of one of the Company’s business units. In connection with this restructuring, the Company made severance payments and settled all pension benefit obligations in cash. As a result of these payments, the Company recognized expense of $8.8 million, of which $6.1 million relates to a settlement loss in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.
      The Company uses a December 31 measurement date for the majority of its plans.
      The status of the Company’s defined benefit pension plans was as follows (in thousands):

	U.S. Pension Plans			International Pension Plans			OPRB Plans

		Three			Three			Three
		Quarters	Quarter	Year	Quarters	Quarter		Quarters	Quarter
	Year Ended	Ended	Ended	Ended	Ended	Ended	Year Ended	Ended	Ended
	January 1,	January 3,	March 22,	January 1,	January 3,	March 22,	January 1,	January 3,	March 22,
	2005	2004	2003	2005	2004	2003	2005	2004	2003

	Successor	Successor	Predecessor	Successor	Successor	Predecessor	Successor	Successor	Predecessor

	(In thousands)
Change in projected benefit obligation
Benefit obligation at beginning of period	$278,863	$283,009	$273,438	$62,198	$52,697	$29,113	$78,212	$79,526	$72,016
Service cost	2,780	2,084	649	4,098	2,469	813	93	65	21
Interest cost	16,635	12,820	4,400	5,007	3,504	1,152	5,058	3,624	1,238
Participant contributions	—	—	—	27	22	6	—	—	—
Foreign exchange rate changes	—	—	—	1,640	3,170	(580)	—	—	—
Actuarial loss (gain)	37,433	449	10,872	(790)	4,728	83	(1,230)	(580)	7,715
Curtailments, settlements and terminations, net	—	—	—	5,611	78	—	—	—	—
Benefits paid	(24,006)	(19,499)	(6,350)	(14,622)	(4,470)	(1,516)	(5,016)	(4,423)	(1,464)
Additional plans	—	—	—	707	—	23,626	—	—	—

Benefit obligation at end of period	$311,705	$278,863	$283,009	$63,876	$62,198	$52,697	$77,117	$78,212	$79,526

Change in plan assets
Fair value of plan assets at beginning of period	$223,621	$200,041	$212,559	$2,439	$2,345	$2,316	$—	$—	$—
Actual return on plan assets	19,581	41,505	(6,543)	533	141	61	—	—	—
Company contributions	3,804	1,574	375	14,587	4,467	1,516	5,016	4,423	1,464
Participant contributions	—	—	—	27	22	6	—	—	—
Foreign exchange rate changes	—	—	—	(39)	(49)	(38)	—	—	—
Benefits paid	(24,006)	(19,499)	(6,350)	(14,622)	(4,470)	(1,516)	(5,016)	(4,423)	(1,464)
Other	—	—	—	—	(17)	—	—	—	—

Fair value of plan assets at end of period	$223,000	$223,621	$200,041	$2,925	$2,439	$2,345	$—	$—	$—

Funded status	$(88,705)	$(55,242)	$(82,968)	$(60,951)	$(59,759)	$(50,352)	$(77,117)	$(78,212)	$(79,526)
Unrecognized net loss (gain)	37,098	518	98,750	3,697	5,590	1,023	(1,542)	(268)	1,410
Unrecognized prior service cost (benefit)	4	8	43	485	557	2,651	(717)	(855)	(4,100)
Unrecognized net transition (asset) obligation	—	(1)	(39)	275	315	922	—	—	—

Net balance sheet asset (liability)	$(51,603)	$(54,717)	$15,786	$(56,494)	$(53,297)	$(45,756)	$(79,376)	$(79,335)	$(82,216)

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)

	U.S. Pension Plans			International Pension Plans			OPRB Plans

		Three			Three			Three
		Quarters	Quarter	Year	Quarters	Quarter		Quarters	Quarter
	Year Ended	Ended	Ended	Ended	Ended	Ended	Year Ended	Ended	Ended
	January 1,	January 3,	March 22,	January 1,	January 3,	March 22,	January 1,	January 3,	March 22,
	2005	2004	2003	2005	2004	2003	2005	2004	2003

	Successor	Successor	Predecessor	Successor	Successor	Predecessor	Successor	Successor	Predecessor

	(In thousands)
Amounts recognized in the Consolidated Balance Sheets
Prepaid benefit cost	$—	$10,971	$21,566	$62	$11	$—	$—	$—	$—
Accrued benefit liability	(88,022)	(68,606)	(87,998)	(59,996)	(56,408)	(50,650)	(79,376)	(79,335)	(82,216)
Intangible assets	4	—	—	651	685	3,193	—	—	—
Accumulated other comprehensive loss	36,415	2,918	82,218	2,789	2,415	1,701	—	—	—

Net amount recognized	$(51,603)	$(54,717)	$15,786	$(56,494)	$(53,297)	$(45,756)	$(79,376)	$(79,335)	$(82,216)

      The accumulated benefit obligation for all defined benefit pension plans was $367.6 million and $330.1 million at January 1, 2005 and January 3, 2004, respectively.
      The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows (in thousands):

	January 1,	January 3,
	2005	2004

	Successor	Successor

Projected benefit obligation	$375,060	$305,168
Accumulated benefit obligation	$367,247	$294,985
Fair value of plan assets	$225,486	$178,572

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
      The components of net periodic benefit cost for the Company’s U.S. and international pension plans and OPRB plans were as follows (in thousands):

	Pension Plans				OPRB Plans

		Three				Three
	Year	Quarters	Quarter		Year	Quarters	Quarter	Year
	Ended	Ended	Ended	Year Ended	Ended	Ended	Ended	Ended
	January 1,	January 3,	March 22,	December 28,	January 1,	January 3,	March 22,	December 28,
	2005	2004	2003	2002	2005	2004	2003	2002

	Successor	Successor	Predecessor	Predecessor	Successor	Successor	Predecessor	Predecessor

Components of net periodic benefit cost
Service cost	$6,878	$4,553	$1,462	$4,284	$93	$65	$21	$113
Interest cost	21,642	16,323	5,552	22,975	5,058	3,624	1,238	4,802
Expected return on plan assets	(19,042)	(18,811)	(6,266)	(27,826)	—	—	—	—
Amortization of:
Unrecognized net loss (gain)	197	115	160	351	28	17	56	(127)
Unrecognized prior service cost (benefit)	68	53	76	476	(138)	(103)	(147)	(590)
Unrecognized net transition obligation	47	28	22	64	—	—	—	—
Curtailments, settlements and terminations, net	6,492	79	—	2,400	—	—	—	—
Other	—	—	1,017	—	—	—	—	—

	$16,282	$2,340	$2,023	$2,724	$5,041	$3,603	$1,168	$4,198

Assumptions
      Weighted-average assumptions used to determine benefit obligations at January 1, 2005 and January 3, 2004 are as follows:

	U.S. Pension		International
	Plans		Pension Plans		OPRB Plans

	2004	2003	2004	2003	2004	2003

Rate assumptions:
Discount rate	5.75%	6.25%	8.70%	8.93%	5.75%	6.25%
Rate of compensation increase	4.50%	4.50%	6.75%	8.27%	4.50%	4.50%
      Weighted-average assumptions used to determine net periodic benefit cost for the 2004 and 2003 years are as follows:

	U.S. Pension		International
	Plans		Pension Plans		OPRB Plans

	2004	2003	2004	2003	2004	2003

Rate assumptions:
Discount rate	6.25%	6.25%	8.93%	9.72%	6.25%	6.25%
Compensation increases	4.50%	4.50%	6.98%	8.39%	4.50%	4.50%
Rate of return on plan assets	8.75%	8.75%	11.11%	11.12%	—	—

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
      International plan discount rates, assumed rates of increase in future compensation and expected long-term return on assets differ from the assumptions used for U.S. plans due to differences in the local economic conditions in which the international plans are based.
      The accumulated postretirement benefit obligation (“APBO”) for the Company’s OPRB plans in 2004 and 2003 was determined using the following assumed annual rate of increase in the per capita cost of covered health care benefits:

	Year Ended	Year Ended
	January 1,	January 3,
Fiscal Year	2005	2004

2003	—	9%
2004	11%	8%
2005	10%	7%
2006	9%	6%
2007	8%	5.5%
2008	7%	5.5%
2009	6%	5.5%
2010 and thereafter	5.5%	5.5%
      A one-percentage-point change in assumed health care cost trend rates would have the following impact on the Company (in thousands):

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease

Increase (decrease) in service and interest cost	$304	$(204)
Increase (decrease) in APBO	$4,955	$(4,356)

Plan Assets
      The Company’s U.S. pension plans weighted-average asset allocations at January 1, 2005 and January 3, 2004 by asset category, are as follows:

	Plan Assets at

	January 1,	January 3,
Asset Category	2005	2004

Fixed income securities	38.2%	37.7%
Equity securities	58.0%	58.5%
Alternative investments	3.8%	3.8%

Total	100%	100%

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

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.
      The following is the plans’ target asset mix, which provides the optimal tradeoff of diversification and long-term asset growth:

Asset Class	Target Allocation

Fixed income securities	40%
Equity securities	55%
Alternative investments	5%
      The pension plans did not hold any of the Company’s own common stock at either January 1, 2005 or January 3, 2004.
      Pension obligations and expenses are most sensitive to the expected return on pension plan assets and discount rate assumptions. OPRB obligations and expenses are most sensitive to discount rate assumptions and health care cost trend rates. The Company determines the expected return on pension plan assets based on an expectation of average annual returns over an extended period of years. This expectation is based, in part, on the actual returns achieved by the Company’s pension plans over the prior ten-year period. The Company also considers the weighted-average historical rate of returns on securities with similar characteristics to those in which the Company’s pension assets are invested.
      The Company applies the 10% corridor approach to amortize unrecognized actuarial gains (losses) on both its U.S. and international pension and OPRB plans. Under this approach, only actuarial gains (losses) that exceed 10% of the greater of the projected benefit obligation or the fair value of the plan assets are amortized. The amortization period is based on the average remaining service period of active employees expected to receive benefits under each plan. For the year ended January 1, 2005, the average remaining service period used to amortize unrecognized actuarial gains (losses) for its domestic plans was approximately 10 years.

Plan Contributions and Estimated Future Benefit Payments
      Assuming no change in the pension and OPRB assumptions, in 2005, the Company expects to make contributions of $0.6 million to its funded pension plans, and payments of $5.3 million and $7.0 million to its unfunded pension and OPRB plans, respectively.
      The following table, which includes the above payments to unfunded plans, presents estimated future benefit payments (in thousands):

		International
	U.S. Pension	Pension
Fiscal Year	Plans	Plans	OPRB Plans

2005	$23,577	$3,548	$7,043
2006	23,096	4,080	7,318
2007	22,661	4,803	7,570
2008	22,328	5,282	7,735
2009	21,926	6,172	7,920
2010-2014	105,176	39,926	41,414

Total	$218,764	$63,811	$79,000

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Defined Contribution Plans
      The Company offers defined contribution plans to eligible employees. Such employees may defer a percentage of their annual compensation primarily to supplement their retirement income. Some of these plans provide for Company contributions based on a percentage of each participant’s contribution, subject to a maximum contribution by the Company. Company contributions to its defined contribution plans totaled $12.0 million, $5.6 million, $5.3 million and $5.5 million in the year ended January 1, 2005, three quarters ended January 3, 2004, quarter ended March 22, 2003 and year ended December 28, 2002, respectively. The Company doubled its match of salaried participants’ contributions to its U.S. defined contribution plan, effective January 1, 2002.

Multi-Employer Plans
      The Company is also party to various industry-wide collective bargaining agreements that provide pension benefits. Total contributions to these plans for eligible participants were approximately $3.6 million, $3.0 million, $0.9 million and $3.1 million in the year ended January 1, 2005, three quarters ended January 3, 2004, quarter ended March 22, 2003 and year ended December 28, 2002, respectively.

Medicare Modernization Act
      The Medicare Prescription Drug, Improvements and Modernization Act of 2003 (the “Act”) was signed into law in December 2003. The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued Staff Position No. 106-2 (“FSP 106-2”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 is effective for interim or annual periods beginning after June 15, 2004. The Company has determined that the benefits provided by certain of its postretirement health care plans are actuarially equivalent to Medicare Part D and thus qualify for the subsidy under the Act. However, the Company concluded that the enactment of the Act was not a significant event pursuant to FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions, and therefore the effects of the Act were not recognized during 2004. As a result there was no impact to the 2004 OPRB expense. The anticipated benefits under the Act have been incorporated in the year-end measurement of obligations and accordingly the Company recorded a reduction in the accumulated post-retirement benefit obligation of $8.1 million.

Note 12 —	Shareholders’ Equity
      In connection with the going-private merger transaction described in Note 3, shareholders’ equity was adjusted to reflect Mr. Murdock’s continuing residual interest in the Company at its original cost plus his share of the Company’s earnings, losses, dividends and other equity adjustments since the date of his original acquisition.
      The Company’s authorized share capital as of January 1, 2005 and January 3, 2004 consisted of 1,000 shares of $0.001 par value common stock of which 1,000 shares were issued and outstanding. All issued and outstanding shares are owned by Dole Holding Company, LLC, a Delaware limited liability company, and a direct, wholly owned subsidiary of HoldCo.
      In July 2004, Dole Holding Company, LLC, the Company’s parent company, borrowed $150 million under a Second Lien Senior Credit Agreement. As collateral for borrowing under this agreement, Dole Holding Company, LLC has granted a second lien on the Company’s capital stock. Amounts borrowed under this agreement may be distributed to HoldCo or contributed and/or loaned to the Company. During the third quarter of 2004, $100 million of these borrowings were contributed to the Company. It is anticipated that all or

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
substantially all of this amount will, by the end of 2005, be distributed by the Company back to Dole Holding Company, LLC for further distribution to HoldCo for investment in a subsidiary for the development of a wellbeing center.
      During the year ended January 1, 2005, the Company paid cash dividends of $20 million to its parent company, Dole Holding Company, LLC. In addition, the Company entered into a transaction with a related party to exchange similarly valued land. The Company subsequently leased the land to another affiliated company. Due to its terms, the lease is treated for accounting purposes as a distribution of land and reflected as a non-cash dividend of $6.3 million to Dole Holding Company, LLC in the consolidated financial statements. The non-cash dividend represents the tax-adjusted value of land to be used in the construction of a wellbeing center by a subsidiary of HoldCo. No dividends were declared during the three quarters ended January 3, 2004. Prior to the privatization, during the quarter ended March 22, 2003, the Company declared and paid dividends of approximately $8.4 million on its common shares. Total dividends for the year ended December 28, 2002 amounted to $33.6 million. The Company’s ability to declare future dividends is restricted under the terms of its senior secured credit facilities and bond indentures.
      Comprehensive income is comprised of changes to shareholders’ equity, other than contributions from or distributions to shareholders, and net income. The Company’s other comprehensive income is principally comprised of unrealized foreign currency translation gains and losses, unrealized gains and losses on cash flow hedging instruments and additional minimum pension liability. The components of, and changes in, accumulated other comprehensive income are presented in the Company’s Consolidated Statements of Shareholders’ Equity.

Note 13 —	Business Segments
      The Company has four primary reportable operating segments: fresh fruit, fresh vegetables, packaged foods, and fresh-cut flowers. The fresh fruit segment contains several operating segments that produce and market fresh fruit to wholesale, retail and institutional customers worldwide. The fresh vegetables segment contains operating segments that produce and market commodity vegetables and ready-to-eat packaged salads to wholesale, retail and institutional customers primarily in North America, Europe and Asia. Both the fresh fruit and fresh vegetable segments sell produce grown by a combination of Company-owned and independent farms. The packaged foods segment contains several operating segments that produce and market packaged foods, including fruit, juices and snack foods. The Company’s fresh-cut flowers segment sources, imports and markets fresh-cut flowers, grown mainly in Colombia, primarily to wholesale florists and supermarkets in the United States. These reportable segments are managed separately due to differences in their products, production processes, distribution channels and customer bases.
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

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
(Note 2). The results of operations and financial position of the four primary reportable operating segments and corporate and other were as follows:

Results of Operations:

		Three Quarters
		Ended	Quarter Ended
	2004	January 3, 2004	March 22, 2003	2002

	Successor	Successor	Predecessor	Predecessor

		(In thousands)
Revenues from external customers
Fresh fruit	$3,535,666	$2,409,029	$725,115	$2,772,758
Fresh vegetables	887,409	673,719	176,865	825,559
Packaged foods	691,780	470,514	116,712	588,991
Fresh-cut flowers	169,845	119,580	48,506	173,927
Other operating segments	31,502	27,129	5,972	30,838

	$5,316,202	$3,699,971	$1,073,170	$4,392,073

EBIT
Fresh fruit	$257,880	$165,007	$70,174	$217,844
Fresh vegetables	58,645	46,749	16,703	82,699
Packaged foods	64,191	23,419	11,693	64,905
Fresh-cut flowers	1,853	(5,602)	6,394	(5,925)
Other operating segments	306	289	65	713

Total operating segments	382,875	229,862	105,029	360,236
Corporate and other	(70,262)	(75,742)	(11,494)	(69,359)
Interest expense	152,704	124,491	19,647	80,890

Income before income taxes and cumulative effect of a change in accounting principle	$159,909	$29,629	$73,888	$209,987

      Corporate and other EBIT includes general and administrative costs not allocated to operating segments.

Financial Position:

	January 1,	January 3,
	2005	2004

	Successor	Successor

	(In thousands)
Total assets
Fresh fruit	$2,285,228	$2,177,541
Fresh vegetables	429,556	382,451
Packaged foods	563,297	376,936
Fresh-cut flowers	144,137	144,199
Other operating segments	11,886	10,926

Total operating segments	3,434,104	3,092,053
Corporate and other	897,513	895,831

	$4,331,617	$3,987,884

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
      Depreciation and amortization and capital additions by segment were as follows:

		Three Quarters
		Ended	Quarter Ended
	2004	January 3, 2004	March 22, 2003	2002

	Successor	Successor	Predecessor	Predecessor

		(In thousands)
Depreciation and amortization
Fresh fruit	$91,504	$68,923	$16,354	$69,257
Fresh vegetables	14,789	13,208	3,260	13,179
Packaged foods	26,012	14,306	2,502	12,245
Fresh-cut flowers	5,807	4,626	1,360	6,166
Other operating segments	582	469	96	608
Corporate and other	6,299	5,234	1,479	5,288

	$144,993	$106,766	$25,051	$106,743

Capital additions
Fresh fruit	$59,471	$77,054	$1,630	$171,249
Fresh vegetables	12,219	12,407	35	13,523
Packaged foods	18,382	7,901	1,898	16,785
Fresh-cut flowers	5,220	1,136	29	2,629
Other operating segments	852	1,279	—	867
Corporate and other	5,523	2,194	643	28,620

	$101,667	$101,971	$4,235	$233,673

      The Company’s revenues from external customers and tangible long-lived assets by country/region were as follows:

		Three Quarters
		Ended	Quarter Ended
	2004	January 3, 2004	March 22, 2003	2002

	Successor	Successor	Predecessor	Predecessor

		(In thousands)
Revenues from external customers
United States	$2,302,624	$1,716,234	$511,297	$2,117,889
Euro zone countries	1,036,441	691,988	204,206	752,893
Japan	673,842	485,532	112,873	559,256
Sweden	462,854	326,791	93,179	366,405
Canada	99,484	57,311	17,235	72,431
Korea	92,817	64,959	15,806	54,057
Other international	648,140	357,156	118,574	469,142

	$5,316,202	$3,699,971	$1,073,170	$4,392,073

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)

	January 1,	January 3,
	2005	2004

	Successor	Successor

	(In thousands)
Tangible long-lived assets
United States	$741,201	$686,232
Oceangoing assets	244,970	272,168
Philippines	119,942	97,619
Costa Rica	114,763	110,521
Honduras	87,255	85,685
Ecuador	77,435	79,195
Chile	77,420	73,844
Other international	185,441	204,778

	$1,648,427	$1,610,042

Note 14 —	Operating Leases and Other Commitments
      In addition to obligations recorded on the Company’s Consolidated Balance Sheet as of January 1, 2005, the Company has commitments under non-cancelable operating leases, primarily for land, equipment and office warehouse facilities. Lease payments under a significant portion of the Company’s leases are fixed. Total rental expense, including rent related to cancelable and non-cancelable leases, was $101.4 million, $75.9 million, $22.5 million and $109.3 million (net of sublease income of $15.1 million, $11.7 million, $3.4 million and $14.7 million) for the year ended January 1, 2005, three quarters ended January 3, 2004, quarter ended March 22, 2003 and year ended December 28, 2002, respectively.
      The Company’s corporate aircraft lease agreement includes a residual value guarantee. The maximum exposure, which would occur if the fair value of the aircraft was less than $20 million at the termination of the lease in 2010, is approximately $8.2 million.
      As of January 1, 2005, the Company’s aggregate non-cancelable minimum lease commitments, including residual value guarantees, before sublease income, were as follows (in thousands):

Fiscal Year	Amount

2005	$73,031
2006	62,547
2007	42,776
2008	38,199
2009	34,767
Thereafter	174,541

Total	$425,861

      Total expected future sublease income is $51.3 million.
      In order to secure sufficient product to meet demand and to supplement the Company’s own production, the Company has entered into non-cancelable agreements with independent growers primarily in Latin America to purchase substantially all of their production subject to market demand and product quality. Prices under these agreements are generally fixed and contract terms range from one to nine years. Total purchases under these agreements amounted to $340.1 million, $242.3 million, $56.3 million and $269.6 million for the

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
year ended January 1, 2005, three quarters ended January 3, 2004, quarter ended March 22, 2003 and year ended December 28, 2002, respectively.
      At January 1, 2005, aggregate future payments under such purchase commitments (based on January 1, 2005 estimated costs and volumes) are estimated as follows (in thousands):

Fiscal Year	Amount

2005	$393,642
2006	285,127
2007	232,640
2008	180,020
2009	141,000
Thereafter	102,294

$1,334,723

      In order to ensure a steady supply of packing supplies and to maximize volume incentive rebates, the Company has entered into contracts with certain suppliers for the purchase of packing supplies at formula-based prices over periods of up to six years. Purchases under these contracts for the year ended January 1, 2005, three quarters ended January 3, 2004, quarter ended March 22, 2003 and year ended December 28, 2002 were approximately $181.8 million, $117.8 million, $34.1 million and $122.7 million, respectively.
      Under these contracts, the Company is committed at January 1, 2005, to purchase packing supplies, assuming current price levels, as follows (in thousands):

Fiscal Year	Amount

2005	$154,113
2006	128,113
2007	80,500
2008	80,500
2009	29,700
Thereafter	29,700

$502,626

      The Company has numerous collective bargaining agreements with various unions covering approximately 33% of the Company’s hourly full time and seasonal employees. Of the unionized employees, 22% are covered under a collective bargaining agreement that will expire within one year and the remaining 78% are covered under collective bargaining agreements expiring beyond the upcoming year. These agreements are subject to periodic negotiation and renewal. Failure to renew any of these collective bargaining agreements may result in a strike or work stoppage; however management does not expect that the outcome of these negotiations and renewals will materially adversely affect the Company’s financial condition or results of operations.

Note 15 —	Contingencies
      The Company is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to the Company’s operations. At January 1, 2005, guarantees of $2.5 million consisted primarily of amounts advanced under third party bank agreements to independent growers that supply the Company with product. The Company has not historically experienced any significant losses associated with these guarantees.

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
      As part of its normal business activities, the Company and its subsidiaries also provide guarantees to various regulatory authorities, primarily in Europe, in order to comply with foreign regulations when operating businesses overseas. These guarantees relate to customs duties and banana import license fees that are granted to the European Union member states’ agricultural authority. These guarantees are obtained from commercial banks in the form of letters of credit or bank guarantees. In addition, the Company issues letters of credit and bonds through major banking institutions and insurance companies as required by certain vendor and other operating agreements. As of January 1, 2005, total letters of credit and bonds outstanding were $115.9 million.
      The Company also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. The Company guaranteed $142.6 million of its subsidiaries’ obligations to their suppliers and other third parties as of January 1, 2005.
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
      Currently there are 570 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP. Thirteen of these lawsuits are currently pending in various jurisdictions in the United States, including one case recently remanded to the Superior Court for the County of Los Angeles by the U.S. District Court, Central District of California involving 2,624 Costa Ricans seeking unspecified damage. In one of the lawsuits pending in the Dallas County (116(th) Judicial District) Texas state court now involving 369 Costa Ricans, after dismissal of nine plaintiffs, a trial set for March 2005 of an initial panel of 5 plaintiffs was vacated by the trial court and a new trial date set for October 17, 2005 with a new panel of plaintiffs. The remaining cases are pending in Latin America and the Philippines, including 435 labor cases pending in Costa Rica under that

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
country’s national insurance program and one reported new case filed in the civil court in Honduras on behalf of approximately 700 claimants seeking approximately $137 million. Claimed damages in DBCP cases worldwide total approximately $18.6 billion, with the lawsuits in Nicaragua representing approximately 75% of this amount. In almost all of the non-labor cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against the Company.
      In Nicaragua, 105 cases have been filed, with the majority of the lawsuits brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional.
      Fifteen cases filed in a civil trial court in Managua, Nicaragua have resulted in judgments for the claimants: $489.4 million (nine cases with 468 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; $64.8 million (one case with 86 claimants) on June 15, 2004 and $27.7 million (one case with approximately 36 claimants) on March 8, 2005. Active cases are currently pending in civil trial courts in Managua (4), Chinendega (7) and Puerto Cabezas (2). In all of those cases, the Company has sought to have the cases returned to the United States pursuant to Law 364. Notwithstanding, the Chinendega court denied the Company’s request in cases pending there; the Managua court denied the Company’s request with respect to two of the four cases pending there; and the court in Puerto Cabezas denied the Company’s request with respect to the two cases there. The Company’s requests as to the remaining three cases in Managua are still pending and the Company has appealed the two decisions of the court in Puerto Cabezas.
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
      The claimants have attempted to enforce the other five Nicaraguan judgments in Ecuador. The First, Second and Third Chambers of the Ecuador Supreme Court have issued rulings refusing to consider these enforcement actions on the ground that the Supreme Court was not a court of competent jurisdiction for enforcement of a foreign judgment. The plaintiffs have subsequently refiled these five enforcement actions in the civil court in Guayaquil, Ecuador.
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

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 16 —	Related Party Transactions
      In September 1998, the Company acquired 60% of Saba. On December 30, 2004, the Company acquired the remaining 40% minority interest of Saba (Note 5). Prior to the Company’s acquisition of the minority interest, the 40% minority interest was held 25% by another Swedish company and 15% by a Swedish co-op. As part of its normal operations, Saba routinely sells fresh fruit, vegetables and flowers to entities in which these minority shareholders are principal owners. Revenues from these entities were $349.6 million, $251.3 million, $75.7 million and $211 million during the year ended January 1, 2005, three quarters ended January 3, 2004, quarter ended March 22, 2003, and year ended December 28, 2002, respectively. The Company does not anticipate any significant changes to ongoing revenues from these entities as a result of the Company’s acquisition of the Saba minority interest.
      On March 28, 2003, the Company completed the going-private merger transaction with DHM Holding Company, Inc. and became wholly owned by David H. Murdock, the Company’s Chairman and Chief Executive Officer, through DHM Holding Company, Inc. (Note 3).
      Mr. Murdock owns Castle & Cooke, Inc. (“Castle”) as well as a transportation equipment leasing company, a private dining club and a private country club, which supply products and provide services to numerous customers and patrons. During the year ended January 1, 2005, three quarters ended January 3, 2004, quarter ended March 22, 2003, and year ended December 28, 2002, the Company paid Mr. Murdock’s companies an aggregate of approximately $5.2 million, $3.8 million, $1.2 million and $4 million, respectively, primarily for the rental of truck chassis, generator sets and warehousing services. Castle purchased approximately $0.4 million, $0.3 million, $0.1 million and $0.4 million of products from the Company during the year ended January 1, 2005, three quarters ended January 3, 2004, quarter ended March 22, 2003 and year ended December 28, 2002, respectively.
      The Company and Castle are responsible for 68% and 32%, respectively, of all obligations under an aircraft lease arrangement. The Company and Castle have agreed that each party would be responsible for the direct costs associated with its use of this aircraft, and that all other indirect costs would be shared in proportion to each party’s lease obligation percentage. During the year ended January 1, 2005, three quarters ended January 3, 2004, quarter ended March 22, 2003 and year ended December 28, 2002, the Company’s proportionate share of the direct and indirect costs for this aircraft was $2.3 million, $1.5 million, $0.5 million and $0.9 million, respectively.
      In 2003, the Company and Castle began operating their risk management departments on a joint basis. This arrangement enables the Company and Castle to leverage their buying power to optimize their position in the insurance market and take advantage of the market relationships that both companies developed over the years. The Company and Castle share insurance procurement and premium costs based on the relative risk borne by each company as determined under methodologies used by the insurance underwriters. Administrative costs of the risk management department are shared on a 50-50 basis. The Company’s share of the risk management department’s costs during each of the years ended January 1, 2005 and January 3, 2004 was approximately $0.1 million.
      The Company retains risk for commercial property losses sustained by the Company and Castle totaling $7.5 million in aggregate and up to $5 million per occurrence, above which the Company has coverage provided through third party insurance carriers. The arrangement, entered into on October 1, 2003 and expiring April 1, 2005, provides for premiums to be paid to the Company by Castle quarterly beginning March 31, 2004 in exchange for the Company’s retained risk. The Company received approximately $1 million from Castle during the year ended January 1, 2005. No amounts were paid by Castle under this arrangement during the year ended January 3, 2004. The Company paid approximately $0.3 million to Castle for property losses sustained in 2004.

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
      On September 14, 2004, the Company and Castle entered into a tax-free real estate exchange agreement. Under this agreement, the Company transferred unimproved and improved real properties located in California and Hawaii, having an independently appraised aggregate fair market value of approximately $17.3 million, for Castle’s unimproved real property located in Westlake Village, California having substantially the same, independently appraised fair market value. Since the exchange of land was between two entities under common control, no gain was recognized on the exchange. The Company subsequently leased the land to a subsidiary of HoldCo for use in the construction of a wellbeing center. Due to its terms, the lease is treated for accounting purposes as a distribution of land and reflected as a non-cash dividend of $6.3 million to Dole Holding Company, LLC in the Company’s consolidated financial statements. The non-cash dividend represents the tax adjusted value of the land.
      The Company had outstanding net accounts payable of $0.4 million and $0.3 million to Castle at January 1, 2005 and January 3, 2004, respectively.
      The Company holds a 40% equity ownership in Compagnie Fruitière, a French company that owns a majority interest in banana and pineapple plantations in Cameroon and the Ivory Coast. Purchases from this entity during the year ended January 1, 2005, three quarters ended January 3, 2004, quarter ended March 22, 2003 and year ended December 28, 2002 were $84 million, $65.4 million, $21.6 million and $85 million, respectively. The Company’s outstanding accounts payable to Compagnie Fruitière amounted to $1.4 million and $2.8 million as of January 1, 2005 and January 3, 2004, respectively.
Note 17 — Subsequent Events
      In April 2005, the Company expects to complete an amendment to its existing Senior Secured Credit Facilities. The Company expects to obtain funds under $1 billion of new senior secured credit facilities (consisting of $700 million of term loan facilities and $300 million of revolving credit facilities). These funds will be used to repay the outstanding term loans under the Company’s existing senior secured credit facilities. In addition, on March 18, 2005, the Company announced the commencement of a tender offer to purchase for cash up to $275 million aggregate principal amount of the Company’s outstanding Notes.
      The terms and covenants under the new senior secured credit facilities are expected to be similar to those under the existing senior secured credit facilities. The new term loan borrowings of $700 million are expected to be comprised of $350 million Term Loan A, denominated in Japanese yen, and $350 million Term Loan B, denominated in U.S. dollars.
      The purpose of the amendment is to lower the Company’s overall effective interest rate. The Company plans to repatriate foreign earnings pursuant to the American Jobs Creation Act in connection with the amendment.

Note 18 —	Guarantor Financial Information
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

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions.
      The following are consolidating statements of operations of the Company for the year ended January 1, 2005, three quarters ended January 3, 2004, the quarter ended March 22, 2003, and the year ended December 28, 2002; condensed consolidating balance sheets as of January 1, 2005 and January 3, 2004 and condensed consolidating statements of cash flows for the year ended January 1, 2005, three quarters ended January 3, 2004, quarter ended March 22, 2003 and year ended December 28, 2002.
CONSOLIDATING STATEMENT OF OPERATIONS
SUCCESSOR
For the Year Ended January 1, 2005

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
Revenues, net	$501,209	$1,969,079	$3,926,186	$(1,080,272)	$5,316,202
Cost of products sold	390,000	1,753,620	3,501,443	(1,063,914)	4,581,149

Gross margin	111,209	215,459	424,743	(16,358)	735,053
Selling, marketing and general and administrative expenses	123,134	112,519	205,653	(16,358)	424,948

Operating income (loss)	(11,925)	102,940	219,090	—	310,105
Equity in subsidiary income	233,197	190,756	—	(423,953)	—
Other income (expense), net	(1,747)	(2,412)	2,460	—	(1,699)
Interest income	246	265	3,696	—	4,207
Interest expense	132,572	221	19,911	—	152,704

Income before income taxes	87,199	291,328	205,335	(423,953)	159,909
Income taxes	(47,219)	59,488	13,222	—	25,491

Net income	$134,418	$231,840	$192,113	$(423,953)	$134,418

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
SUCCESSOR
For the Three Quarters Ended January 3, 2004

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
Revenues, net	$380,573	$1,407,740	$2,702,360	$(790,702)	$3,699,971
Cost of products sold	317,376	1,261,579	2,430,602	(790,702)	3,218,855

Gross margin	63,197	146,161	271,758	—	481,116
Selling, marketing and general and administrative expenses	110,468	79,524	131,606	—	321,598

Operating income (loss)	(47,271)	66,637	140,152	—	159,518
Equity in subsidiary income	185,447	136,898	—	(322,345)	—
Other income (expense), net	(4,049)	1,059	(6,784)	—	(9,774)
Interest income	231	261	3,884	—	4,376
Interest expense	104,750	607	19,134	—	124,491

Income before income taxes	29,608	204,248	118,118	(322,345)	29,629
Income taxes	6,491	17,920	(17,899)	—	6,512

Net income	$23,117	$186,328	$136,017	$(322,345)	$23,117

PREDECESSOR
For the Quarter Ended March 22, 2003

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
Revenues, net	$96,185	$432,831	$803,294	$(259,140)	$1,073,170
Cost of products sold	69,640	371,625	712,914	(259,140)	895,039

Gross margin	26,545	61,206	90,380	—	178,131
Selling, marketing and general and administrative expenses	28,887	23,285	37,169	—	89,341

Operating income (loss)	(2,342)	37,921	53,211	—	88,790
Equity in subsidiary income	73,874	51,568	—	(125,442)	—
Other income (expense), net	(165)	119	2,091	—	2,045
Interest income	1,179	119	1,402	—	2,700
Interest expense	17,831	28	1,788	—	19,647

Income before income taxes	54,715	89,699	54,916	(125,442)	73,888
Income taxes	(6,073)	16,024	3,149	—	13,100

Net income	$60,788	$73,675	$51,767	$(125,442)	$60,788

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
PREDECESSOR
For the Year Ended December 28, 2002

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
Revenues, net	$439,189	$1,765,725	$3,176,619	$(989,460)	$4,392,073
Cost of products sold	307,751	1,558,113	2,820,264	(989,460)	3,696,668

Gross margin	131,438	207,612	356,355	—	695,405
Selling, marketing and general and administrative expenses	140,643	120,004	160,243	—	420,890

Operating income (loss)	(9,205)	87,608	196,112	—	274,515
Equity in subsidiary income	125,709	76,757	—	(202,466)	—
Other income (expense), net	(3,323)	1,926	5,766	—	4,369
Interest income	4,999	516	6,478	—	11,993
Interest expense	72,279	171	8,440	—	80,890

Income before income taxes and cumulative effect of a change in accounting principle	45,901	166,636	199,916	(202,466)	209,987
Income taxes	9,620	33,428	10,741	—	53,789

Income before cumulative effect of a change in accounting principle	36,281	133,208	189,175	(202,466)	156,198
Cumulative effect of a change in accounting principle	—	7,259	112,658	—	119,917

Net income	$36,281	$125,949	$76,517	$(202,466)	$36,281

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
SUCCESSOR
As of January 1, 2005

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$9,236	$3,279	$66,702	$—	$79,217
Receivables, net of allowances	194,538	25,750	397,664	—	617,952
Inventories	65,340	163,799	279,752	—	508,891
Prepaid expenses	7,239	11,861	44,642	—	63,742
Deferred income tax assets	24,391	13,427	5,733	—	43,551

Total current assets	300,744	218,116	794,493	—	1,313,353
Investments	2,406,115	1,926,079	92,928	(4,330,641)	94,481
Property, plant and equipment, net	303,129	366,142	847,084	—	1,516,355
Goodwill	18,219	143,794	374,852	—	536,865
Intangible assets, net	713,613	14,534	10,344	—	738,491
Other assets, net	49,705	8,836	73,531	—	132,072

Total assets	$3,791,525	$2,677,501	$2,193,232	$(4,330,641)	$4,331,617

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,370	$103,613	$290,129	$—	$400,112
Accrued liabilities	113,035	182,202	152,633	—	447,870
Current portion of long-term debt	(335)	701	30,912	—	31,278
Notes payable	—	624	—	—	624

Total current liabilities	119,070	287,140	473,674	—	879,884
Intercompany payables (receivables)	682,783	(92,030)	(590,753)	—	—
Long-term debt	1,598,674	1,565	236,781	—	1,837,020
Deferred income tax liabilities	314,121	35,848	46,653	—	396,622
Other long-term liabilities	399,004	38,581	82,409	—	519,994
Minority interests	—	7,600	12,624	—	20,224
Total shareholders’ equity	677,873	2,398,797	1,931,844	(4,330,641)	677,873

Total liabilities and shareholders’ equity	$3,791,525	$2,677,501	$2,193,232	$(4,330,641)	$4,331,617

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET — (Continued)
SUCCESSOR
As of January 3, 2004

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$7,424	$(20,498)	$46,556	$—	$33,482
Receivables, net of allowances	124,773	80,178	355,298	—	560,249
Inventories	66,567	77,716	265,522	—	409,805
Prepaid expenses	9,485	12,009	33,068	—	54,562
Deferred income tax assets	23,677	24,265	133	—	48,075

Total current assets	231,926	173,670	700,577	—	1,106,173
Investments	1,997,222	1,734,747	80,891	(3,729,801)	83,059
Property, plant and equipment, net	298,332	311,327	860,220	—	1,469,879
Goodwill	18,186	89,817	340,748	—	448,751
Intangible assets, net	716,478	2,484	20,897	—	739,859
Other assets, net	50,104	8,685	81,374	—	140,163

Total assets	$3,312,248	$2,320,730	$2,084,707	$(3,729,801)	$3,987,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,876	$58,288	$203,533	$—	$265,697
Accrued liabilities	125,375	212,803	175,367	—	513,545
Current portion of long-term debt	(335)	638	45,324	—	45,627
Notes payable	—	888	1,060	—	1,948

Total current liabilities	128,916	272,617	425,284	—	826,817
Intercompany payables (receivables)	605,902	(36,122)	(569,780)	—	—
Long-term debt	1,448,338	1,494	353,693	—	1,803,525
Deferred income tax liabilities	331,335	53,250	35,585	—	420,170
Other long-term liabilities	341,329	33,538	79,318	—	454,185
Minority interests	—	4,494	22,265	—	26,759
Total shareholders’ equity	456,428	1,991,459	1,738,342	(3,729,801)	456,428

Total liabilities and shareholders’ equity	$3,312,248	$2,320,730	$2,084,707	$(3,729,801)	$3,987,884

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SUCCESSOR
For the Year Ended January 1, 2005

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$(54,868)	$37,027	$235,233	$—	$217,392

INVESTING ACTIVITIES
Proceeds from sales of assets	3,854	379	7,202	—	11,435
Investments and acquisitions	(169,629)	(16,906)	(3,156)	—	(189,691)
Capital additions	(5,940)	(19,677)	(76,050)	—	(101,667)
Repurchase of common stock and settlement of stock options in going-private merger transaction	(1,300)	—	—	—	(1,300)
Transaction costs paid in going-private merger transaction	(361)	—	—	—	(361)

Cash flow provided by (used in) investing activities	(173,376)	(36,204)	(72,004)	—	(281,584)

FINANCING ACTIVITIES
Short-term debt borrowings	56	24,617	32,528	—	57,201
Short-term debt repayments	—	(1,631)	(33,630)	—	(35,261)
Long-term debt borrowings, net of debt issuance costs	585,150	837	20,083	—	606,070
Long-term debt repayments	(435,150)	(851)	(158,837)	—	(594,838)
Dividends paid to minority shareholders	—	(18)	(5,583)	—	(5,601)
Dividends paid	(20,000)	—	—	—	(20,000)
Capital contribution by DHM Holding Company, Inc.	100,000	—	—	—	100,000

Cash flow provided by (used in) financing activities	230,056	22,954	(145,439)	—	107,571

Effect of foreign exchange rate changes on cash	—	—	2,356	—	2,356

Increase (decrease) in cash and cash equivalents	1,812	23,777	20,146	—	45,735
Cash and cash equivalents at beginning of period	7,424	(20,498)	46,556	—	33,482

Cash and cash equivalents at end of period	$9,236	$3,279	$66,702	$—	$79,217

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — (Continued)
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

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
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

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — (Continued)
PREDECESSOR
For the Year Ended December 28, 2002

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$43,427	$24,703	$159,038	$—	$227,168
INVESTING ACTIVITIES
Proceeds from sales of assets	1,546	23,197	11,102	—	35,845
Proceeds from sales of businesses, net of cash disposed	—	—	23,724	—	23,724
Capital additions	(4,572)	(45,670)	(183,431)	—	(233,673)
Investments and acquisitions	—	—	3,728	—	3,728

Cash flow provided by (used in) investing activities	(3,026)	(22,473)	(144,877)	—	(170,376)

FINANCING ACTIVITIES
Short-term debt borrowings	2,123	1,746	19,236	—	23,105
Short-term debt repayments	—	(1,584)	(31,056)	—	(32,640)
Long-term debt borrowings	397,988	764	2,627	—	401,379
Long-term debt repayments	(110,244)	(929)	(18,240)	—	(129,413)
Dividends paid	(33,636)	—	—	—	(33,636)
Dividends paid to minority shareholders	—	(428)	(8,951)	—	(9,379)
Proceeds from issuance of common stock	5,192	—	—	—	5,192

Cash flow provided by (used in) financing activities	261,423	(431)	(36,384)	—	224,608

Effect of foreign exchange rate changes on cash	—	—	4,241	—	4,241

Increase (decrease) in cash and cash equivalents	301,824	1,799	(17,982)	—	285,641
Cash and cash equivalents at beginning of period	93,282	(4,656)	272,700	—	361,326

Cash and cash equivalents at end of period	$395,106	$(2,857)	$254,718	$—	$646,967

II.	Supplementary Data
Quarterly Financial Information (Unaudited)
      The following table presents summarized quarterly results (in thousands):

	Quarter Ended

	March 27, 2004	June 19, 2004	October 9, 2004	January 1, 2005
2004	Successor	Successor	Successor	Successor

Revenues, net	$1,254,584	$1,315,959	$1,521,504	$1,224,155
Gross margin	202,906	217,084	169,578	145,485
Net income	60,834	67,943	4,933	708

	Quarter Ended

	March 22, 2003	June 14, 2003	October 4, 2003	January 3, 2004
2003	Predecessor	Successor	Successor	Successor

Revenues, net	$1,073,170	$1,216,822	$1,357,861	$1,125,288
Gross margin	178,131	168,062	181,562	131,492
Net income (loss)	60,788	17,901	7,530	(2,314)
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
      An evaluation was carried out as of January 1, 2005 under the supervision and with the participation of Dole’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act (Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Dole’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported by management of Dole on a timely basis in order to comply with Dole’s disclosure obligations under the Act and the SEC rules thereunder. No changes in Dole’s internal control over financial reporting during the quarter ended January 1, 2005 have been identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, Dole’s internal control over financial reporting.
Item 9B. Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Below is a list of the names and ages of all directors and executive officers of Dole as of March 15, 2005, indicating their positions with Dole and their principal occupations during the past five years. The current terms of the executive officers will expire at the next organizational meeting of Dole’s Board of Directors or at such time as their successors are elected.
      David H. Murdock, Chairman of the Board and Chief Executive Officer. Mr. Murdock, 81, joined Dole as Chairman of the Board and Chief Executive Officer in July 1985. He has been Chairman of the Board, Chief Executive Officer and Director of Castle & Cooke, Inc., a Hawaii corporation, since October 1995 (Mr. Murdock has beneficially owned all of the capital stock of Castle & Cooke, Inc. since September 2000). Since June 1982, he has been Chairman of the Board and Chief Executive Officer of Flexi-Van Leasing, Inc., a Delaware corporation wholly owned by Mr. Murdock. Mr. Murdock also is the sole owner and developer of the Sherwood Country Club in Ventura County, California, and numerous other real estate developments. Mr. Murdock also is the sole stockholder of numerous corporations engaged in a variety of business ventures and in the manufacture of industrial and building products. Mr. Murdock is Chairman of the Executive Committee and of the Corporate Compensation and Benefits Committee of Dole’s Board of Directors.
      C. Michael Carter, Executive Vice President, General Counsel and Corporate Secretary, and Director. Mr. Carter, 61, became Dole’s Senior Vice President, General Counsel and Corporate Secretary in July 2003, Executive Vice President, General Counsel and Corporate Secretary in July 2004, and a director of Dole in April 2003. Mr. Carter joined Dole in October 2000 as Vice President, General Counsel and Corporate Secretary. Prior to his employment by Dole, Mr. Carter had served as Executive Vice President, General Counsel and Corporate Secretary of Pinkerton’s Inc. Prior to Pinkerton’s, Inc., Mr. Carter held positions at Concurrent Computer Corporation, Nabisco Group Holdings, The Singer Company and the law firm of Winthrop, Stimson, Putnam and Roberts.
      Andrew J. Conrad, Ph.D., Director. Dr. Conrad, 41, became a director in July 2003. Dr. Conrad was a co-founder of the National Genetics Institute and has been its chief scientific officer since 1992. The National Genetics Institute is now a subsidiary of Laboratory Corporation of America.

      Richard J. Dahl, President, Chief Operating Officer and Director. Mr. Dahl, 53, became Dole’s Senior Vice President and Chief Financial Officer in July 2003, Dole’s President and Chief Operating Officer in July 2004, and a director of Dole in April 2003. Mr. Dahl joined Dole as Vice President and Chief Financial Officer in June 2002, after serving as President and Chief Operating Officer of Pacific Century Financial Corporation and Bank of Hawaii. Prior to Pacific Century, Mr. Dahl held various positions at Ernst & Young. Mr. Dahl is also a director of IHOP, Inc. Mr. Dahl is Chairman of the Finance Committee of Dole’s Board of Directors.
      David A. DeLorenzo, Director. Mr. DeLorenzo, 58, joined Dole in 1970. He was President of Dole Fresh Fruit Company from September 1986 to June 1992, President of Dole Food Company from July 1990 to March 1996, President of Dole Food Company-International from September 1993 to March 1996, President and Chief Operating Officer of Dole from March 1996 to February 2001, and Vice Chairman of Dole from February 2001 through December 2001, at which time Mr. DeLorenzo became a consultant for Dole under contract for the period from January 2002 through January 2007. He has been a director of Dole for more than five years.
      Richard M. Ferry, Director. Mr. Ferry, 67, rejoined Dole’s Board of Directors in July 2003. Mr. Ferry was serving as a director of Dole at the time of the March 28, 2003 going-private merger transaction; Mr. Ferry had, at that time, been a director of Dole for more than five years. Mr. Ferry is Founder Chairman of Korn/ Ferry International, an international executive search firm. From May 1977 through July 2001, Mr. Ferry served as Chairman of the Board of Korn/ Ferry. Mr. Ferry also serves on the Board of Directors of Avery Dennison Corporation, Pacific Life Insurance Company and Mrs. Fields’ Famous Brands, Inc., as well as a number of privately held and not-for-profit corporations. Mr. Ferry is the Chairman of the Audit Committee of Dole’s Board of Directors.
      Scott A. Griswold, Executive Vice President, Corporate Development, and Director. Mr. Griswold, 51, became Dole’s Vice President, Acquisitions and Investments in July 2003, Executive Vice President, Corporate Development in July 2004, and a director in April 2003. Mr. Griswold has been Executive Vice President of Finance of Castle & Cooke, Inc., which is wholly owned by David H. Murdock, since 2000, and previously, from 1993, Vice President and Chief Financial Officer of Pacific Holding Company, a sole proprietorship of David H. Murdock. Since 1987, he has served as an officer and/or director of various other companies held by Mr. Murdock.
      Justin M. Murdock, Director. Mr. Murdock, 32, became Dole’s Vice President, New Products and Corporate Development in November 2004, and a director in April 2003. Mr. Murdock has been Vice President of Investments of Castle & Cooke, Inc., which is wholly owned by David H. Murdock, since 2001, and previously, from 1999, Vice President of Mergers and Acquisitions of Pacific Holding Company, a sole proprietorship of David H. Murdock.
      Edward C. Roohan, Director. Mr. Roohan, 41, became a director of Dole in April 2003. Mr. Roohan has been President and Chief Operating Officer of Castle & Cooke, Inc., which is wholly owed by David H. Murdock, since December 2000. He was Vice President and Chief Financial Officer of Castle & Cooke, Inc. from April 1996 to December 2000. He has served as an officer and/or director of various companies held by Mr. Murdock for more than five years.
      Joseph S. Tesoriero, Vice President and Chief Financial Officer. Mr. Tesoriero, 51, became Dole’s Vice President and Chief Financial Officer in July 2004, after joining Dole as Vice President of Taxes in October 2002. Prior to his employment by Dole, Mr. Tesoriero was Senior Vice President of Tax at Global Crossing. Mr. Tesoriero also held tax positions at Coleman Camping Equipment, Revlon Cosmetics, and at International Business Machines.
      Roberta Wieman, Executive Vice President, Chief of Staff, and Director. Ms. Wieman, 59, joined Dole in 1991 as Executive Assistant to the Chairman of the Board and Chief Executive Officer. She became a Vice President of Dole in 1995, Executive Vice President and Chief of Staff in July 2004, and a director in April 2003. Ms. Wieman has been Executive Vice President of Castle & Cooke, Inc. since August 2001; Vice President and Corporate Secretary of Castle & Cooke, Inc. from April 1996 to August 2001; Corporate

Secretary of Castle & Cooke, Inc. from April 1996; and a Director of Flexi-Van Leasing, Inc., which is wholly owned by Mr. Murdock, since August 1996, and Assistant Secretary thereof for more then five years.
      All directors serve a term from the date of their election until the next annual meeting.
      Justin M. Murdock is a son of David H. Murdock. Otherwise, there is no family relationship between any other officer or director of Dole.
      Dole’s Board of Directors has determined that Dole has at least one audit committee financial expert serving on its Audit Committee, Richard M. Ferry, who is independent. The other members of the Audit Committee are Scott A. Griswold, David A. DeLorenzo, Justin M. Murdock and Edward C. Roohan.
      Dole has adopted a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer. A copy of the code of ethics, which we call our Code of Conduct, and which applies to all employees of Dole, is available on Dole’s web site at www.dole.com. We intend to post on our web site any amendments to, or waivers (with respect to our principal executive officer, principal financial officer and principal accounting officer) from, this code of ethics within four business days of any such amendment or waiver.

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
      In connection with Mr. DeLorenzo’s December 29, 2001 retirement as an employee of Dole, Mr. DeLorenzo, among other things, entered into a contract with Dole under which he became a consultant to Dole. Mr. DeLorenzo’s consulting agreement with Dole is Exhibit 10.5 to this report.

COMPENSATION OF EXECUTIVE OFFICERS
      Except as noted, the following table sets forth for Dole’s fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002, in prescribed format, the compensation for services in all capacities to Dole and its subsidiaries of those persons who were the Chief Executive Officer and the next most highly compensated persons who were “executive officers” of Dole Food Company, Inc. at January 1, 2005 (the “Named Executive Officers”).
Summary Compensation Table

						Awards

						Securities
Name and				Other Annual		Underlying		LTIP	All Other
Principal Position	Year	Salary($)(1)	Bonus($)(2)(3)	Comp.($)(4)		Options(#)		Payouts(5)	Comp.(6)

David H. Murdock(7)	2004	$950,000	$1,087,750	$0		0		$1,585,775	$1,608,491
Chairman & CEO	2003	$968,269	$1,368,000	$0		0		$2,051,854	$3,283,712
Dole Food Company, Inc.	2002	$849,423	$1,275,000	$0		125,000		$466,079	$87,471
Richard J. Dahl(8)	2004	$605,769	$858,750	$0		0		$42,958	$369,907
President & COO	2003	$509,615	$468,000	$0		0		$42,958	$596,599
Dole Food Company, Inc.	2002	$255,769	$187,500	$0		50,000		$0	$28,135
C. Michael Carter(9)	2004	$514,807	$398,174	$0		0		$310,549	$631,149
Executive Vice President,	2003	$509,615	$468,000	$0		0		$310,549	$2,078,280
General Counsel &	2002	$430,885	$337,500	$0		25,000		$0	$78,747
Corporate Secretary
Dole Food Company, Inc.
Joseph S. Tesoriero(10)	2004	$330,577	$214,688	$0		0		$8,928	$92,125
Vice President & CFO	2003	$285,269	$156,600	$0		0		$8,928	$110,668
Dole Food Company, Inc.	2002	$65,000	$30,000	$50,000	(11)	5,000	(11)	$0	$0

(1)	2003 salaries reflect that Dole’s 2003 fiscal year contained 53 weeks. Dole’s 2004 and 2002 fiscal years contained 52 weeks.

(2)	Bonus amounts shown reflect cash payments made in 2005 with respect to performance for 2004 under Dole’s Management One-Year Incentive Plan.

(3)	The 2003 executive incentive plan was structured to provide two payments: an initial payout of 65% or 75% of the total bonus award, which was paid in January 2004 for 2003 performance; and a deferred payout of 25% or 35% of the total award to foster executive retention, payable in January 2006. The amounts in the table reflect the initial payouts for Mr. Carter, Mr. Dahl and Mr. Tesoriero. The amount for Mr. Murdock reflects a 100% payout of his total bonus award, since he is the beneficial owner of all of Dole’s common stock. To be eligible to receive the deferred payout, the executive’s employment with Dole must continue through the January 2006 payment date, except where such employment terminates due to the executive’s retirement or to the involuntary termination of the executive’s employment by Dole for other than cause.

(4)	Does not include perquisites that total the lesser of $50,000 or 10% of the reported annual salary and bonus for any year.

(5)	These amounts represent sums earned and payable under the terms of Dole’s 1998 Combined Annual and Long-Term Incentive Plan for Executive Officers (the “1998 Plan”) through fiscal 2003. Awards for the cycle ending in 2002 were paid in cash and are included in the column “LTIP Payouts” in this table. As a result of the going-private merger transaction, the 1998 Plan was terminated on March 28, 2003 and the cash awards payable for the long-term incentive cycles remaining under the 1998 Plan were determined as of that date and approved for payment in three equal installments: the first installment was paid in April 2003; the second installment was paid in January 2004; and the third installment was paid in January 2005. Participants under the 1998 Plan were not entitled to receive the installment payment if they were not a Dole employee on the day before the completion of the going-private merger transaction (March 28, 2003) and on the applicable payment dates as a result of their prior termination by Dole for cause or their prior voluntary resignation. The amounts of the first two installments are included in the column “LTIP Payouts” in this table. The amount of the third installment is included in the column “All Other Compensation” in this table.

(6)	The amounts shown in this column include the following: (1) Dole’s contributions (in the form of Company (i) match paid during the year and (ii) profit sharing earned during the year) to the 401(k) and Excess Savings Plans of Dole Food Company, Inc. (see “Pension Plans”) on behalf of Mr. Murdock $22,716, Mr. Carter $68,600, Mr. Dahl $74,949 and Mr. Tesoriero $30,997; (2) the third installment under the 1998 Plan (as described in Note 5) paid in January 2005 for Mr. Murdock $1,585,775, Mr. Carter $310,549, Mr. Dahl $42,958 and Mr. Tesoriero $8,928; and (3) the deferred payout under the 2003 executive incentive plan payable in January 2006 (as described in Note 3) for Mr. Murdock $0, Mr. Carter $252,000, Mr. Dahl $252,000 and Mr. Tesoriero $52,200.

(7)	Mr. Murdock also holds positions with certain business entities he owns that are not controlled directly or indirectly by Dole, which other entities pay compensation and may provide fringe benefits to Mr. Murdock for his services.

(8)	Mr. Dahl became President and Chief Operating Officer in July 2004.

(9)	Mr. Carter became Executive Vice President, General Counsel & Corporate Secretary in July 2004.

(10)	Mr. Tesoriero became Vice President & Chief Financial Officer in July 2004.

(11)	Mr. Tesoriero received a signing bonus of $50,000 and an option grant of 5,000 shares granted at fair market value on his date of hire.
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
Change of Control Agreements
      In line with the practice at numerous public companies, Dole recognizes that the possibility of a change of control of Dole may result in the departure or distraction of management to the detriment of Dole. On March 22, 2001, Dole put in place a program to offer Change of Control Agreements to each of the Named Executive Officers of Dole and certain other officers and employees of Dole (each person accepting a Change of Control Agreement is an “Employee”). Dole has no reason to believe that any officer or employee will refuse to accept a Change of Control Agreement. The following summarizes the material provisions of the Change of Control Agreements. At the time the program was put in place, Dole was advised by its executive compensation consultants that the benefits provided under the Change of Control Agreements were within the range of customary practices of other public companies. In addition, the Compensation Committee retained its own legal counsel to advise it in its deliberations with respect to the Change of Control Agreements.

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
      No benefits are payable under the Change of Control Agreements unless a Change of Control actually occurs and a Qualified Termination occurs. If a Change of Control via a Fundamental Transaction or an Asset Sale is consummated, there is a look-back period (a “Look-Back Period”) to protect the Employee against the possibility that he or she was actually or constructively terminated without Cause in anticipation of the Change of Control. If, prior to the first Change of Control Date, employment with Dole terminates other than during a Look-Back Period, then all of the Employee’s rights under the Change of Control Agreement terminate, and the Change of Control Agreement will be deemed to have been terminated on the date of termination. After the first Change of Control Date, the Change of Control Agreement may only be modified or terminated by a writing signed by both Dole and the Employee. Before the first Change of Control Date, however, Dole can unilaterally modify or terminate the Change of Control Agreement, but such unilateral modification or termination will not be effective until the second anniversary of the date on which Dole first gives the Employee express written notice of the unilateral modification or termination (the “Modification Effective Date”). The unilateral modification or termination shall never become effective, however, if (1) a Change of Control Date occurs before the Modification Effective Date and (2) employment is terminated during the Protected Period in respect of such Change of Control Date. Dole’s obligation to make any payment provided for in the Change of Control Agreements will be subject to and conditioned upon the Employee’s execution of a standard release form.

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

      The Company does not currently have an existing equity plan, however, all of the three categories will have the following benefits relating to accelerated vesting of options and option exercise periods should an equity plan be adopted by the Company:

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

Long Term Incentive Plan Awards in the Last Fiscal Year
      The following table provides information regarding each Contingent Award made to a Named Executive Officer in fiscal 2004 under the Dole’s Sustained Profit Growth Plan.

	Incentive Period 2004-2006(1)

		Contingent Award
	Incentive
Name	Period	Minimum(2)	Target(3)	Maximum(3)

David H. Murdock	2004-2006	$0	$950,000	$2,850,000
Richard J. Dahl	2004-2006	$0	$425,000	$1,275,000
C. Michael Carter	2004-2006	$0	$425,000	$1,275,000
Joseph S. Tesoriero	2004-2006	$0	$108,750	$326,250

(1)	The performance matrix established for the Incentive Period 2004-2006 consists of a combination of revenue and return on shareholder investment as the driver of the financial performance factors used in determining the Contingent Awards for the Named Executive Officers. Final Awards are paid in a lump-sum within 90 days following the end of the Incentive Period. A Final Award may become payable in the event of the Named Executive Officer’s death, disability or retirement, or involuntary termination without cause, and are subject to customary adjustments for certain changes in capitalization.

(2)	If the minimum combination of revenue and return on shareholder investment in the performance matrix is not achieved as of the end of the Incentive Period, no amount will be earned by the Named Executive Officers for the Incentive Period.

(3)	Contingent Award amounts for target and maximum are based on annual salary at the beginning of the Incentive Period.
The performance matrix and the financial performance factors with respect to future Contingent Awards may vary as determined by the Corporate Compensation & Benefits Committee of Dole’s Board of Directors.
Pension Plans
      Dole maintains a non-contributory pension plan that provides benefits, following retirement at age 65 or older with one or more years of credited service (or age 55 with five or more years of credited service), primarily to salaried, non-union employees of Dole on U.S. payrolls, including executive officers of Dole. The plan provides a monthly pension to supplement personal savings and Social Security benefits. Starting January 1, 2002, no new pension benefits will accrue, with exception of a transition benefit for long-term employees which will be completed at the end of 2006.
      Each year’s accrued benefit under the plan is 1.1% of final average compensation multiplied by years of service, plus .33% of final average compensation multiplied by years of service in excess of 15 years. Benefits accrued as of March 31, 1992 under the prior benefit formula serve as minimum entitlements.
      The credited years of service and ages as of December 31, 2004 for the Named Executive Officers are as follows: Mr. Murdock (age 81) — 10 years; Mr. Carter (age 61) — 4 years; Mr. Dahl (age 53) — 2 years; and Mr. Tesoriero (age 51) — 2 years. Assuming these individuals remain employed by Dole until age 65 (or later), their annual retirement benefits will approximate: Mr. Carter — $5,748; Mr. Dahl — $0; and Mr. Tesoriero $0. As required by the Internal Revenue Code, Mr. Murdock, who is presently over the age of 70 1/2, is receiving his current annual retirement benefit under the pension plan of $208,604.
      Generally, the Internal Revenue Code places an annual maximum limit of $165,000 (at December 31, 2004) on the benefits available to an individual under Dole’s pension plans. Furthermore, the Internal Revenue Code places an annual maximum of $205,000 (at December 31, 2004) on compensation which may be considered in determining a participant’s benefit under qualified retirement programs. If an individual’s benefit under a plan exceeds the maximum annual benefit or the maximum compensation limit, the excess will be paid by Dole from an unfunded excess and supplemental benefit plan.

      Notwithstanding anything to the contrary set forth in any of Dole’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Form 10-K, in whole or in part, the following Corporate Compensation & Benefits Committee Report shall not be incorporated by reference into any such filings or any future filings, except to the extent Dole expressly incorporates such report by reference therein. The report shall not be deemed soliciting material or otherwise deemed filed under either of such Acts.
Compensation Committee Interlocks and Insider Participation
      The members of the Corporate Compensation and Benefits Committee of Dole’s Board of Directors (the “Compensation Committee”) are David H. Murdock, Chairman, Andrew J. Conrad, David A. DeLorenzo and Roberta Wieman. Mr. Murdock and Ms. Wieman are officers of Dole. Mr. DeLorenzo was Vice Chairman of Dole during part of 2001 and was President and Chief Operating Officer prior thereto. Mr. DeLorenzo currently is a consultant to Dole.
CORPORATE COMPENSATION AND BENEFITS COMMITTEE REPORT
COMPENSATION PHILOSOPHY
      Dole’s compensation philosophy is to relate the compensation of Dole’s executive officers (all of whom are Named Executive Officers) to measures of Dole performance that contribute to increased value for Dole.
GOALS
      Dole’s compensation philosophy for Named Executive Officers takes into account the following goals:

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
      The Compensation Committee periodically reviews the components of compensation for the Named Executive Officers on the basis of its philosophy and goals. Further, as the situation warrants, the Compensation Committee also retains the services of a qualified compensation consulting firm to provide recommendations to enhance the linkage of executive officer compensation to the above goals and to obtain information as to how Dole’s compensation of executive officers compares with peer companies.
EXECUTIVE COMPENSATION COMPONENTS
      Dole evaluates the competitiveness of its executive compensation program relative to comparable companies.
      A group of industry peers (or “peer group”) is used to evaluate the compensation for the Named Executive Officers. The peer group was identified by the Compensation Committee’s executive compensation consulting firm through a comparability screening process that considered such variables as revenue size, product line diversity, and geographic scope of operation. The peer group is reviewed periodically and changes may be made based on the comparability screening process.
      Broader published surveys of food processing companies, as well as industry in general, are used to evaluate the competitiveness of total compensation for other Dole executives.
      Generally speaking, above median pay levels can only be achieved if Dole’s aggressive goals associated with its incentive compensation plans are attained. Pay levels for each Named Executive Officer, other than the CEO, largely reflect the recommendation of the CEO based on individual experience and breadth of knowledge, internal equity considerations, and other subjective factors. The compensation opportunity for the CEO for 2004 was based on deliberations of the Compensation Committee, as described below under “CEO Compensation”.
      Each component of the total executive compensation package emphasizes a different aspect of Dole’s compensation philosophy:

(1)	Base Salary. Base salaries for Named Executive Officers (other than the CEO whose salary is discussed below) are initially set upon hiring by management (subject to periodic review by the Compensation Committee) based on recruiting requirements (e.g., market demand), competitive pay practices, individual experience and breadth of knowledge, internal equity considerations, and other subjective factors.

Increases to base salary are determined primarily on the basis of market movements, individual performance and contribution to Dole, and involve the application of both quantifiable and subjective criteria.

(2)	Annual Incentives. Dole relies to a large degree on annual incentive compensation to attract and retain executives of outstanding abilities and to motivate them to perform to the full extent of these abilities.

Under Dole’s Management One-Year Incentive Plan, target bonuses for the Named Executive Officers, as a percentage of base salary, ranged from 50% to 100%, depending on Dole’s performance relative to financial performance targets set earlier in the year. Bonuses generally are payable only if the specified minimum level of financial performance is realized and may be increased to maximum levels only if substantially higher performance levels are attained. Incentive opportunities for each individual are determined on the basis of competitive incentive levels (as a percent of salary), degree of responsibility and other subjective factors, including the Named Executive Officer’s individual performance over the course of the plan year.

Generally speaking, each Named Executive Officer’s maximum annual cash bonus equals 300% of his target percentage. The maximum bonus is payable only if exceptional Dole performance levels against predetermined goals are achieved.

In 2004, the bonus opportunity for the Named Executive Officers was based upon a cash return measure, reflecting the results of EBITDA and the shareholder’s investment. For 2004, Dole exceeded the targeted cash return performance.

(3)	Long-Term Incentives. Under Dole’s Sustained Profit Growth Plan (“the Growth Plan”), the performance matrix established for the 2004-2006 Incentive Period consists of a combination of revenue and return on shareholder investment as the driver of the financial performance factors used in determining Contingent Awards for the Named Executive Officers. This performance matrix was designed to further align executive compensation with shareholder’s return on a long-term basis. The Growth Plan contemplates annual grants each with three-year Incentive Periods. A participant’s Final Award in connection with each grant is determined as of the end of the Incentive Period for that grant, and are paid in a lump-sum within 90 days following the end of the Incentive Period. The Compensation Committee has authorized all of the Named Executive Officers to participate in the Growth Plan.

The 2004 Contingent Awards were the first awards under the Growth Plan.

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
      Under the terms of the annual incentive plan, Mr. Murdock was eligible for an annual bonus ranging from 0% to 300% of target percentage (100% of base salary), depending on Dole’s performance in 2004. Mr. Murdock’s total 2004 bonus opportunity was based on the Company’s cash return. Because of the extent to which Dole exceeded the targeted cash return performance, the Committee approved an award of $1,087,750 to Mr. Murdock.
      Mr. Murdock participates in Dole’s Sustained Profit Growth Plan, described above under Long-Term Incentives.
      Mr. Murdock recused himself from the Committee’s voting on, and all of its discussion of, his own compensation.

The Corporate Compensation and
Benefits Committee

David H. Murdock, Chairman
Andrew J. Conrad
David A. DeLorenzo
Roberta Wieman

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Amount and
		Nature of	Percent
		Beneficial	of
Title of Class	Name and Address of Beneficial Owner	Ownership(1)	Class

Common Stock, $0.001 par value	David H. Murdock Dole Food Company, Inc. One Dole Drive Westlake Village, CA 91362	1,000 shares	100%

(1)	Mr. Murdock beneficially owns these shares through one or more affiliates, and has effective sole voting and dispositive power with respect to the shares. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Mr. Murdock is Dole’s Chairman of the Board and Chief Executive Officer.
      Dole has no equity compensation plans. All of the outstanding shares of common stock of Dole have been pledged pursuant to Dole’s Credit Agreement and ancillary documents thereto.

Item 13.	Certain Relationships and Related Transactions
      In September 1998, the Company acquired 60% of Saba. On December 30, 2004, the Company acquired the remaining 40% minority interest of Saba (See Note 5 to the Consolidated Financial Statements). Prior to the Company’s acquisition of the minority interest, the 40% minority interest was held 25% by another Swedish company and 15% by a Swedish co-op. As part of its normal operations, Saba routinely sells fresh fruit, vegetables and flowers to entities in which these minority shareholders are principal owners. Revenues from these entities were $349.6 million, $327 million and $211 million during 2004, 2003 and 2002, respectively. The Company does not anticipate any significant changes to ongoing revenues from these entities as a result of the Company’s acquisition of the Saba minority interest.
      On March 28, 2003, the Company completed the going-private merger transaction with DHM Holding Company, Inc. and became wholly owned by David H. Murdock, the Company’s Chairman and Chief Executive Officer, through DHM Holding Company, Inc.
      Mr. Murdock owns Castle & Cooke, Inc. (“Castle”) as well as a transportation equipment leasing company, a private dining club and a private country club, which supply products and provide services to numerous customers and patrons. During 2004, 2003 and 2002, the Company paid Mr. Murdock’s companies an aggregate of approximately $5.2 million, $5 million and $4 million, respectively, primarily for the rental of truck chassis, generator sets and warehousing services. Castle purchased approximately $0.4 million of products from the Company in each of 2004, 2003 and 2002, respectively.
      The Company and Castle are responsible for 68% and 32%, respectively, of all obligations under an aircraft lease arrangement. The Company and Castle have agreed that each party would be responsible for the direct costs associated with its use of this aircraft, and that all other indirect costs would be shared in proportion to each party’s lease obligation percentage. During 2004, 2003 and 2002, the Company’s proportionate share of the direct and indirect costs for this aircraft was $2.3 million, $2 million and $0.9 million, respectively.
      In 2003, the Company and Castle began operating their risk management departments on a joint basis. This arrangement enables the Company and Castle to leverage their buying power to optimize their position in the insurance market and take advantage of the market relationships that both companies developed over the years. The Company and Castle share insurance procurement and premium costs based on the relative risk borne by each company as determined under methodologies used by the insurance underwriters. Administrative costs of the risk management department are shared on a 50-50 basis. The Company’s share of the risk management department’s costs during each of the years 2004 and 2003 was approximately $0.1 million.

      The Company retains risk for commercial property losses sustained by the Company and Castle totaling $7.5 million in aggregate and up to $5 million per occurrence, above which the Company has coverage provided through third party insurance carriers. The arrangement, entered into on October 1, 2003 and expiring April 1, 2005, provides for premiums to be paid to the Company by Castle quarterly beginning March 31, 2004 in exchange for the Company’s retained risk. The Company received approximately $1 million from Castle during 2004. No amounts were paid by Castle under this arrangement during 2003. The Company paid approximately $0.3 million to Castle for property losses sustained in 2004.
      On September 14, 2004, the Company and Castle entered into a tax-free real estate exchange agreement. Under this agreement, the Company transferred unimproved and improved real properties located in California and Hawaii, having an independently appraised aggregate fair market value of approximately $17.3 million, for Castle’s unimproved real property located in Westlake Village, California having substantially the same, independently appraised fair market value. Since the exchange of land was between two entities under common control, no gain was recognized on the exchange. The Company subsequently leased the land to a subsidiary of HoldCo for use in the construction of a wellbeing center. Due to its terms, the lease is treated for accounting purposes as a distribution of land and reflected as a non-cash dividend of $6.3 million to Dole Holding Company, LLC in the Company’s consolidated financial statements. The non-cash dividend represents the tax adjusted value of the land.
      The Company had outstanding net accounts payable of $0.4 million and $0.3 million to Castle at January 1, 2005 and January 3, 2004, respectively.
      The Company holds a 40% equity ownership in Compagnie Fruitière, a French company that owns a majority interest in banana and pineapple plantations in Cameroon and the Ivory Coast. Purchases from this entity during 2004, 2003 and 2002 were $84 million, $87 million and $85 million, respectively. The Company’s outstanding accounts payable to Compagnie Fruitière amounted to $1.4 million and $2.8 million as of January 1, 2005 and January 3, 2004, respectively.
      Mr. Murdock is a director and executive officer of Dole and also serves as a director and executive officer of privately held entities that he owns or controls. Mr. Scott Griswold, Ms. Roberta Wieman and Mr. Justin Murdock also serve as directors and officers of privately held entities controlled by Mr. Murdock. Mr. Edward C. Roohan is a director of Dole and a director and executive officer of Castle. Any compensation paid by those companies is within the discretion of their respective boards of directors.

Item 14.	Principal Accountant Fees and Services
Principal Accountant Fees and Services
      The following table summarizes the aggregate fees billed to Dole Food Company, Inc. (the “Company”) by its independent auditor Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”):

	Fiscal Year Ended

	January 1,	January 3,
	2005	2004

	(In thousands)
Audit Fees(a)	$2,932	$5,292
Audit-Related Fees(b)	1,546	631

Total Audit and Audit Related Fees	4,478	5,923

Tax Fees(c)	363	430
All Other Fees(d)	—	—

Total	$4,841	$6,353

(a)	Audit fees include $2,932,000 and $2,502,000 for services related to the audit of the annual consolidated financial statements and reviews of the quarterly condensed consolidated financial statements for 2004 and 2003, respectively. Audit fees for 2003 also include $1,650,000 for audits of the Company’s 2001 and 2000 consolidated financial statements performed and billed in 2003 and $1,140,000 for services related to the going private and merger transactions such as financial reporting and accounting consultation directly impacting the 2003 financial statements, comfort letters, consents and other required procedures associated with filings on Form S-4 with the Securities and Exchange Commission.

(b)	Audit-related fees include $1,042,000 and $180,000 for Section 404 advisory services for 2004 and 2003 respectively. Audit-related fees for 2004 and 2003 also include $175,000 and $160,000, respectively, for employee benefit plan audits. The remaining amounts relate to accounting and financial reporting consultation on possible transactions, due-diligence services, and various agreed-upon procedures and compliance reports.

(c)	Fees for tax services billed in 2004 and 2003 consisted of $125,000 and $93,000, respectively, for tax compliance and $238,000 and $337,000, respectively, for tax planning and advice.

(d)	There were no other services billed to the Company in 2004 and 2003.

Fiscal Year Ended

	January 1, 2005	January 3, 2004

Ratio of Tax Planning and Advice Fees and All Other Fees to Audit Fees, Audit-Related Fees and Tax Compliance Fees	0.1:1	0.1:1
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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements: The following consolidated financial statements are included herein in Item 8 above.

		Form 10-K
		Page

	Audited Financial Statements for the Year Ended January 1, 2005, the Three Quarters Ended January 3, 2004 (Successor), Quarter Ended March 22, 2003 (Predecessor) and Year Ended December 28, 2002 (Predecessor)	45
2.	Financial Statement Schedule
	Valuation and Qualifying Accounts	119
3.	Exhibits:

Exhibit
Number	Title

3.1(a)	Amended and Restated Certificate of Incorporation of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.1 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, File No. 1-4455).
3.1(b)†	Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of January 12, 1988. Articles of Amendment to the Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke Arizona, Inc. Articles of Amendment to the Articles of Incorporation of Castle & Cooke Arizona, Inc., dated as of December 21, 1995, changed the company’s name to Calazo Corporation.
3.1(c)†	Articles of Incorporation of AG 1970, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1970, Inc., dated as of December 13, 1989.
3.1(d)†	Articles of Incorporation of AG 1971, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1971, Inc., dated as of December 13, 1989.
3.1(e)†	Articles of Incorporation of AG 1972, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1972, Inc., dated as of December 13, 1989.
3.1(f)†	Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of February 10, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of March 18, 1996, changed the company’s name to Alyssum Corporation.
3.1(g)†	Articles of Incorporation of Barclay Hollander Curci, Inc., dated as of February 28, 1969. Certificate of Amendment of Articles of Incorporation, dated as of February 1975, changed the company’s name to Barclay Hollander Corporation. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of November 26, 1980. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of June 11, 1990.
3.1(h)†	Articles of Incorporation of Grandma Mac’s Orchard, dated as of August 27, 1976. Certificate of Amendment of Articles of Incorporation of Grandma Mac’s Orchard, dated as of January 6, 1988, changed the company’s name to Sun Giant, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant, Inc., dated as of March 4, 1988, changed the company’s name to Dole Bakersfield, Inc. Certificate of Amendment of Articles of Incorporation of Dole Bakersfield, Inc., dated as of June 11, 1990. Agreement of Merger of Bud Antle, Inc. and Dole Bakersfield, Inc., dated as of December 18, 2000, changed the company’s name to Bud Antle, Inc.

Exhibit
Number	Title

3.1(i)†	Articles of Incorporation of Lake Anderson Corporation, dated as of June 26, 1964. Certificate of Amendment of Articles of Incorporation, dated as of November 12, 1971. Certificate of Amendment of Articles of Incorporation, dated as of August 28, 1972, changed the company’s name to Oceanic California Inc. Certificate of Amendment of Articles of Incorporation, dated as of July 14, 1977. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of June 17, 1981. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke California, Inc. Certificate of Amendment of Articles of Incorporation of Castle & Cooke California, Inc., dated as of December 21, 1995, changed the company’s name to Calicahomes, Inc.
3.1(j)†	Articles of Incorporation of California Polaris, Inc., dated as of April 6, 1979.
3.1(k)†	Articles of Incorporation of Dole ABPIK, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole ABPIK, Inc., dated as of December 13, 1989.
3.1(l)†	Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of June 8, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of March 18, 1996, changed the company’s name to Dole Arizona Dried Fruit and Nut Company.
3.1(m)†	Articles of Incorporation of CCJM, Inc., dated as of December 11, 1989. Certificate of Amendment of Articles of Incorporation of CCJM, Inc., dated as of September 9, 1991, changed the company’s name to Dole Carrot Company.
3.1(n)†	Articles of Incorporation of Miracle Fruit Company, dated as of September 12, 1979. Certificate of Amendment of Articles of Incorporation of Miracle Fruit Company, dated as of October 1, 1979, changed the company’s name to Blue Goose Growers, Inc. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of June 11, 1990. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of February 15, 1991, changed the company’s name to Dole Citrus.
3.1(o)†	Articles of Incorporation of Dole DF&N, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole DF&N, Inc., dated as of December 13, 1989.
3.1(p)†	General Partnership Agreement of Dole Dried Fruit and Nut Company, a California general partnership, dated as of October 15, 1995.
3.1(q)†	Articles of Incorporation of Canfield Farming Company, dated as of July 17, 1963. Certificate of Amendment of Articles of Incorporation of Canfield Farming Company, dated as of March 15, 1971, changed the company’s name to Tenneco Farming Company. Certificate of Amendment of Articles of Incorporation of Tenneco Farming Company, dated as of January 6, 1988, changed the company’s name to Sun Giant Farming, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant Farming, Inc., dated as of April 25, 1988, changed the company’s name to Dole Farming, Inc. Certificate of Amendment of Articles of Incorporation of Dole Farming, Inc., dated as of June 11, 1990.
3.1(r)†	Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of July 14, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of January 2, 1990, changed the company’s name to Dole Fresh Vegetables, Inc.
3.1(s)†	Restated Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of October 15, 1986. Certificate of Amendment of Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of November 14, 1986. Certificate of Amendment of Articles of Incorporation, dated as of April 20, 1988, changed the company’s name to Dole Nut Company. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of January 28, 1998, changed the company’s name to Dole Orland, Inc.

Exhibit
Number	Title

3.1(t)†	Articles of Incorporation of S & J Ranch, Inc., dated as of December 15, 1952. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of September 27, 2000, changed the company’s name to Dole Visage, Inc.
3.1(u)†	Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of November 25, 1975. Certificate of Amendment of Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of July 25, 1984, changed the company’s name to E.T. Wall Company. Certificate of Amendment of Articles of Incorporation of E.T. Wall Company, dated as of June 11, 1990.
3.1(v)†	Articles of Incorporation of Earlibest Orange Association, Inc., dated as of November 7, 1963. Certificate of Amendment of Articles of Incorporation of Earlibest Orange Association, Inc., dated as of December 13, 1989.
3.1(w)†	Articles of Incorporation of The Citrus Company, dated as of February 1, 1984. Certificate of Amendment of Articles of Incorporation of The Citrus Company, dated as of February 16, 1984, changed the company’s name to Fallbrook Citrus Company, Inc. Certificate of Amendment of Articles of Incorporation, dated as of March 15, 1994. Certificate of Amendment of Articles of Incorporation of Fallbrook Citrus Company, Inc., dated as of June 11, 1990.
3.1(x)†	Articles of Incorporation of Lindero Headquarters Company, Inc., dated as of February 12, 1998.
3.1(y)†	Articles of Incorporation of Lindero Property, Inc., dated as of October 10, 1991.
3.1(z)†	Articles of Incorporation of Oceanview Produce Company, dated as of June 15, 1989. Certificate of Amendment of Articles of Incorporation of Oceanview Produce Company, dated as of August 7, 1989.
3.1(aa)†	Articles of Incorporation of Prairie Vista, Inc., dated as of November 23, 1953.
3.1(ab)†	Articles of Incorporation of Kingsize Packing Co., dated as of February 5, 1990. Certificate of Amendment of Articles of Incorporation of Kingsize Packing Co., dated as of March 30, 1990, changed the company’s name to Royal Packing Co.
3.1(ac)†	Articles of Incorporation of Trojan Transport Co., dated as of August 31, 1955. Certificate of Amendment of Articles of Incorporation of Trojan Transport Co., dated as of July 31, 1956, changed the company’s name to Trojan Transportation and Warehouse Co. Certificate of Amendment of Articles of Incorporation of Trojan Transportation Co., dated as of January 24, 1961, changed the company’s name to Veltman Terminal Co.
3.1(ad)†	Certificate of Incorporation of Bananera Antillana (Columbia), Inc., dated as of November 16, 1977.
3.1(ae)†	Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990. Certificate of Amendment of Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990.
3.1(af)†	Certificate of Incorporation of Tenneco Sudan, Inc., dated as of June 8, 1977. Certificate of Amendment of Certificate of Incorporation of Tenneco Sudan, Inc., dated as of December 10, 1986, changed the company’s name to Tenneco Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Tenneco Realty Development Holding Corporation, dated as of April 21, 1988, changed the company’s name to Oceanic California Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Oceanic California Realty Development Holding Corporation, dated as of November 16, 1990, changed the company’s name to Castle & Cooke Bakersfield Holdings, Inc. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Bakersfield Holdings, Inc., dated as of March 18, 1996, changed the company’s name to Delphinium Corporation.

Exhibit
Number	Title

3.1(ag)†	Certificate of Incorporation of Standard Banana Company, dated as of March 21, 1955. Certificate of Amendment of Certificate of Incorporation of Standard Banana Company, dated as of January 8, 1971, changed the company’s name to Standard Fruit Sales Company. Certificate of Amendment of Certificate of Incorporation of Standard Fruit Sales Company, dated as of June 6, 1973, changed the company’s name to Castle & Cooke Food Sales Company. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Food Sales Company, dated as of September 25, 1984, changed the company’s name to Dole Europe Company. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988.
3.1(ah)†	Certificate of Incorporation of Castle Aviation, Inc., dated as of June 25, 1987. Certificate of Amendment of Certificate of Incorporation of Castle Aviation, Inc., dated as of April 10, 1992, changed the company’s name to Dole Foods Flight Operations, Inc.
3.1(ai)†	Certificate of Incorporation of Cut Flower Exchange, Inc., dated as of February 11, 1988. Certificate of Merger, dated as of July 31, 1991, changed the company’s name Sunburst Farms, Inc. Certificate of Amendment of Certificate of Incorporation of Sunburst Farms, Inc., dated as of June 23, 1999, changed the company’s name to Dole Fresh Flowers, Inc.
3.1(aj)†	Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of November 7, 1927. Certificate of Ownership and Merger in Wenatchee-Beebe Orchard Company, dated as of June 23, 1943. Certificate of Amendment of Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of April 20, 1983, changed the company’s name to Beebe Orchard Company. Certificate of Merger of Wells and Wade Fruit Company and Beebe Orchard Company, dated as of March 23, 2001, changed the company’s name to Dole Northwest, Inc.
3.1(ak)†	Certificate of Incorporation of Dole Sunburst Express, Inc. Certificate of Amendment of Certificate of Incorporation of Dole Sunburst Express, Inc., dated as of July 21, 1996, changed the company’s name to Dole Sunfresh Express, Inc.
3.1(al)†	Certificate of Incorporation of Standard Fruit and Steamship Company, dated as of January 2, 1968.
3.1(am)†	Certificate of Incorporation of Standard Fruit Company, dated as of March 14, 1955. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988.
3.1(an)†	Certificate of Incorporation of Produce America, Inc., dated as of June 24, 1982. Certificate of Amendment of Certificate of Incorporation Before Payment of Capital of Produce America, Inc., dated as of October 29, 1982, changed the company’s name to CCFV, Inc. Certificate of Amendment of Certificate of Incorporation of CCFV, Inc., dated as of September 29, 1983, changed the company’s name to Sun Country Produce, Inc.
3.1(ao)†	Certificate of Incorporation of West Foods, Inc., dated as of March 9, 1973.
3.1(ap)†	Certificate of Incorporation of Cool Advantage, Inc., dated as of December 14, 1998.
3.1(aq)†	Articles of Incorporation of Cool Care Consulting, Inc., dated as of September 16, 1986. Articles of Amendment of Cool Care Consulting, Inc., dated as of April 4, 1996, changed the company’s name to Cool Care, Inc.
3.1(ar)†	Articles of Incorporation of Flowernet, Inc., dated as of September 11, 1987.
3.1(as)†	Articles of Incorporation of Saw Grass Transport, Inc., dated as of June 24, 1999.
3.1(at)†	Articles of Incorporation of Castle & Cooke Development Corporation, dated as of June 8, 1992. Articles of Amendment to Change Corporate Name, dated as of March 1, 1993, changed the company’s name to Castle & Cooke Communities, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Blue Anthurium, Inc.
3.1(au)†	Articles of Incorporation of Dole Acquisition Corporation, dated as of October 13, 1994. Articles of Amendment to Change Corporate Name, dated as of January 10, 1995, changed the company’s name to Castle & Cooke Homes, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Cerulean, Inc.

Exhibit
Number	Title

3.1(av)†	Articles of Incorporation of Castle & Cooke Land Company, Inc., dated as of March 8, 1990. Articles of Amendment to Change Corporate Name, dated as of May 7, 1997, changed the company’s name to Dole Diversified, Inc.
3.1(aw)†	Articles of Association of Kohala Sugar Company, dated as of February 3, 1863. Articles of Amendment to Change Corporate Name, dated as of May 1, 1989, changed the company’s name to Dole Land Company, Inc.
3.1(ax)†	Articles of Incorporation of Dole Packaged Foods Corporation, dated as of April 4, 1990.
3.1(ay)†	Articles of Association of Oceanic Properties, Inc., dated as of May 19, 1961. Articles of Amendment to Change Corporate Name, dated as of October 23, 1990, changed the company’s name to Castle & Cooke Properties, Inc. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to La Petite d’Agen, Inc.
3.1(az)†	Articles of Incorporation of Lanai Holdings, Inc., dated as of May 4, 1990. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of January 22, 1996, changed the company’s name to Malaga Company, Inc.
3.1(ba)†	Articles of Incorporation of M K Development, Inc., dated as of February 26, 1988. Articles of Amendment, dated as of November 26, 1990.
3.1(bb)†	Articles of Incorporation of Mililani Town, Inc., dated as of December 29, 1966. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, December 24, 1990, changed the company’s name to Castle & Cooke Residential, Inc. Articles of Amendment to Change Corporate Name, dated as of October 21, 1993, changed the company’s name to Castle & Cooke Homes Hawaii, Inc. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Muscat, Inc.
3.1(bc)†	Articles of Incorporation of Oahu Transport Company, Limited, dated as of April 15, 1947. Articles of Amendment, dated as of July 24, 1987. Articles of Amendment, dated as of May 1997.
3.1(bd)†	Articles of Incorporation of Wahiawa Water Company, Inc., dated as of June 24, 1975.
3.1(be)†	Articles of Incorporation of Waialua Sugar Company, Inc., dated as of January 12, 1968. Certificate of Amendment, dated as of January 24, 1986.
3.1(bf)†	Certificate of Incorporation of Lanai Company, Inc., dated as of June 15, 1970. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Zante Currant, Inc.
3.1(bg)†	Articles of Incorporation of Diversified Imports Co., dated as of December 1, 1987.
3.1(bh)†	Articles of Incorporation of Dole Assets, Inc., dated as of September 9, 1997.
3.1(bi)†	Articles of Incorporation of Dole Fresh Fruit Company, dated as of September 12, 1985.
3.1(bj)†	Articles of Incorporation of Castle & Cooke Fresh Fruit, Inc., dated as of October 27, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Fruit Company, dated as of May 9, 1997, changed the company’s name to Dole Holdings Inc.
3.1(bk)†	Articles of Incorporation of Dole Logistics Services, Inc., dated as of February 4, 1993.
3.1(bl)†	Articles of Incorporation of Dole Ocean Cargo Express, Inc., dated as of July 8, 1999.
3.1(bm)†	Articles of Incorporation of Dole Ocean Liner Express, Inc., dated as of June 3, 1993.
3.1(bn)†	Articles of Incorporation of Renaissance Capital Corporation, dated as of July 28, 1995.
3.1(bo)†	Certificate of Incorporation of Sun Giant, Inc., dated as of December 8, 1987.
3.1(bp)†	Certificate of Incorporation of Miradero Fishing Company, Inc., dated as of August 9, 1971.
3.1(bq)†	Articles of Incorporation of DNW Services Company, dated as of June 4, 1998.
3.1(br)†	Articles of Incorporation of Pacific Coast Truck Company, dated as of June 27, 1995.
3.1(bs)†	Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of July 28, 1959. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of May 26, 1972. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of August 30, 1973. Amendment to Articles of Incorporation, dated as of June 25, 1976.

Exhibit
Number		Title

3.2	(a)	By-Laws of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.2 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, File No. 1-4455).
3.2(b)†		Form of By-Laws of the Additional Registrants.
4.1		Indenture, dated as of July 15, 1993, between Dole and Chase Manhattan Bank and Trust Company (formerly Chemical Trust Company of California) (incorporated by reference to Exhibit 4.6 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).
4.2		First Supplemental Indenture, dated as of April 30, 2002, between Dole and J.P. Morgan Trust Company, National Association, to the Indenture dated as of July 15, 1993, pursuant to which $400 million of Dole’s senior notes due 2009 were issued (incorporated by reference to Exhibit 4.9 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).
4.3		Officers’ Certificate, dated August 3, 1993, pursuant to which $175 million of Dole’s debentures due 2013 were issued (incorporated by reference to Exhibit 4.3 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999, File No. 1-4455).
4.4		Second Supplemental Indenture, dated as of March 28, 2003, between Dole and Wells Fargo Bank, National Association (successor trustee to J.P. Morgan Trust Company), to the Indenture dated as of July 15, 1993 (incorporated by reference to Exhibit 4.10 to Dole’s Current Report on Form 8-K, event date April 4, 2003, File No. 1-4455).
4.5†		Agreement of Removal, Appointment and Acceptance, dated as of March 28, 2003, by and among Dole, J.P. Morgan Trust Company, National Association, successor in interest to Chemical Trust Company of California, as Prior Trustee, and Wells Fargo Bank, National Association.
4.6†		Third Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee.
4.7		Indenture, dated as of March 28, 2003, by and among Dole, the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee, pursuant to which $475 million of Dole’s 8 7/8% senior notes due 2011 were issued (incorporated by reference to Exhibit 4.10 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, File No. 1-4455).
4.8†		First Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee.
4.9		Form of Global Note and Guarantee for Dole’s new 8 7/8% senior notes due 2011 (included as Exhibit B to Exhibit Number 4.7 hereto).
4.11†		Indenture, dated as of May 29, 2003, by and among Dole, the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee, pursuant to which $400 million of Dole’s 7 1/4% senior notes due 2010 were issued.
4.12†		First Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee.
4.13		Form of Global Note and Guarantee for Dole’s 7 1/4% senior notes due 2010 (included as Exhibit A to Exhibit Number 4.11 hereto).
4.14		Dole Food Company, Inc. Master Retirement Savings Trust Agreement, dated as of February 1, 1999, between Dole and The Northern Trust Company (incorporated by reference to Exhibit 4.7 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999, File No. 1-4455).

Exhibit
Number	Title

10.1	Credit Agreement, dated as of March 28, 2003, by and among Dole and Solvest, Ltd., as borrowers, the Lenders from time to time party to the Credit Agreement, Deutsche Bank AG New York Branch, as Administrative Agent, The Bank of Nova Scotia and Banc of America Securities LLC, as Co- Syndication Agents, Fleet National Bank and Societe Generale, as Co-Documentation Agents and Deutsche Bank Securities Inc., The Bank of Nova Scotia and Banc of America Securities LLC, as Joint Lead Arrangers and Book Runners, the First Amendment, dated as of May 29, 2003, the Second Amendment,dated as of September 24, 2003 and the Third Amendment, dated as of November 21, 2003 (incorporated by reference to Exhibit 10.1 to Dole’s Current Report on Form 8-K dated November 21, 2003, File No. 1-4455).
10.2	Dole’s Supplementary Executive Retirement Plan, effective January 1, 1989, First Restatement (incorporated by reference to Exhibit 10(c) to Dole’s Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-4455). This Plan was amended on March 22, 2001 (the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455).
10.3	Dole’s Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-4455). This Plan was amended on March 22, 2001 (the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455).
10.4	Dole’s 1996 Non-Employee Directors Deferred Stock and Cash Compensation Plan, as amended effective October 9, 1998 (incorporated by reference to Exhibit 10 to Dole’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 10, 1998, File No. 1-4455). This Plan was amended on March 22, 2001 (the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455).
10.5	Consulting Agreement, dated as of December 28, 2001, between Dole and David A. DeLorenzo (incorporated by reference to Exhibit 10.12 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).
10.6	Schedule of executive officers having Form 1 Change of Control Agreement (incorporated by reference to Exhibit 10.7 to Dole’s Current Report on Form 8-K dated February 4, 2005, File No. 1-4455).
10.7	Form 1 Change of Control Agreement (incorporated by reference to Exhibit 10.14 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).
10.8	Fourth Amendment, dated as of February 27, 2004, to Credit Agreement, dated as of March 28, 2003, by and among Dole and Solvest, Ltd., as borrowers, the Lenders from time to time party to the Credit Agreement, Deutsche Bank AG New York Branch, as Administrative Agent, The Bank of Nova Scotia and Banc of America Securities LLC, as Co-Syndication Agents, Fleet National Bank and Societe Generale, as Co-Documentation Agents and Deutsche Bank Securities Inc., The Bank of Nova Scotia and Banc of America Securities LLC, as Joint Lead Arrangers and Book Runners, as amended (incorporated by reference to Exhibit 10.9 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2004, File No. 1-4455).
10.9	Fifth Amendment, dated as of May 17, 2004, to Credit Agreement, dated as of March 28, 2003, by and among Dole and Solvest, Ltd., as borrowers, the Lenders from time to time party to the Credit Agreement, Deutsche Bank AG New York Branch, as Administrative Agent, The Bank of Nova Scotia and Banc of America Securities LLC, as Co-Syndication Agents, Fleet National Bank and Societe Generale, as Co- Documentation Agents and Deutsche Bank Securities Inc., The Bank of Nova Scotia and Banc of America Securities LLC, as Joint Lead Arrangers and Book Runners, as amended (incorporated by reference to Exhibit 10.10 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended June 19, 2004, File No. 1-4455).

Exhibit
Number	Title

10.10	Sixth Amendment, dated as of July 20, 2004, to Credit Agreement, dated as of March 28, 2003, by and among Dole and Solvest, Ltd., as borrowers, the Lenders from time to time party to the Credit Agreement, Deutsche Bank AG New York Branch, as Administrative Agent, The Bank of Nova Scotia and Banc of America Securities LLC, as Co-Syndication Agents, Fleet National Bank and Societe Generale, as Co- Documentation Agents and Deutsche Bank Securities Inc., The Bank of Nova Scotia and Banc of America Securities LLC, as Joint Lead Arrangers and Book Runners, as amended (incorporated by reference to Exhibit 10.11 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended June 19, 2004, File No. 1-4455).
10.11*	Seventh Amendment, dated as of December 20, 2004, to Credit Agreement, dated as of March 28, 2003, by and among Dole and Solvest, Ltd., as borrowers, the Lenders from time to time party to the Credit Agreement, Deutsche Bank AG New York Branch, as Administrative Agent, The Bank of Nova Scotia and Banc of America Securities LLC, as Co-Syndication Agents, Fleet National Bank and Societe Generale, as Co- Documentation Agents and Deutsche Bank Securities Inc., The Bank of Nova Scotia and Banc of America Securities LLC, as Joint Lead Arrangers and Book Runners, as amended).
12*	Ratio of Earnings to Fixed Charges.
21*	Subsidiaries of Dole Food Company, Inc.
23*	Consent of Deloitte & Touche LLP.
31.1*	Certification by the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification by the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification by the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification by the Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

†	Incorporated by reference to the correspondingly numbered exhibits to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004, File No. 333-106493

*	Filed herewith

**	Furnished herewith

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dole Food Company, Inc.
Registrant

By:	/s/ David H. Murdock

David H. Murdock
Chairman and Chief Executive Officer
March 31, 2005
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

/s/ David H. Murdock David H. Murdock	Chairman of the Board and Chief Executive Officer and Director	March 31, 2005

/s/ Richard J. Dahl Richard J. Dahl	President and Chief Operating Officer and Director	March 31, 2005

/s/ C. Michael Carter C. Michael Carter	Executive Vice President, General Counsel and Corporate Secretary and Director	March 31, 2005

/s/ Scott A. Griswold Scott A. Griswold	Executive Vice President, Corporate Development and Director	March 31, 2005

/s/ Roberta Wieman Roberta Wieman	Executive Vice President, Chief of Staff and Director	March 31, 2005

/s/ Joseph S. Tesoriero Joseph S. Tesoriero	Vice President and Chief Financial Officer	March 31, 2005

/s/ Yoon J. Hugh Yoon J. Hugh	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 31, 2005

/s/ Andrew J. Conrad Andrew J. Conrad	Director	March 31, 2005

/s/ David A. DeLorenzo David A. DeLorenzo	Director	March 31, 2005

/s/ Richard M. Ferry Richard M. Ferry	Director	March 31, 2005

/s/ Justin Murdock Justin Murdock	Director	March 31, 2005

/s/ Edward C. Roohan Edward C. Roohan	Director	March 31, 2005

DOLE FOOD COMPANY, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
(In thousands)	of Period	Expenses	Accounts(B)	Deductions(A)	Period

SUCCESSOR
Year Ended January 1, 2005
Allowance for doubtful accounts
Trade receivables	$53,471	$10,128	$(1,615)	$(12,672)	$49,312
Notes and other current receivables	17,125	5,486	(1,515)	(4,875)	16,221
Long-term notes and other receivables	3,759	5,032	7,215	(7,336)	8,670
SUCCESSOR
Three Quarters Ended January 3, 2004
Allowance for doubtful accounts
Trade receivables	$12,983	$15,229	$38,563	$(13,304)	$53,471
Notes and other current receivables	3,540	3,253	14,678	(4,346)	17,125
Long-term notes and other receivables	14,413	479	29,842	(40,975)	3,759
PREDECESSOR
Quarter Ended March 22, 2003
Allowance for doubtful accounts
Trade receivables	$54,580	$3,064	$—	$(2,108)	$55,536
Notes and other current receivables	16,358	425	(1,332)	(308)	15,143
Long-term notes and other receivables	64,917	709	1,332	(5,301)	61,657
Year Ended December 28, 2002
Allowance for doubtful accounts
Trade receivables	$54,128	$15,083	$579	$(15,210)	$54,580
Notes and other current receivables	35,203	4,410	(5,135)	(18,120)	16,358
Long-term notes and other receivables	60,294	2,927	8,470	(6,774)	64,917

Note:

(A)	Write-off of uncollectible amounts and adjustments for business dispositions and reconfigurations

(B)	Purchase accounting and transfers among allowance accounts

EXHIBIT INDEX

Exhibit
Number	Title

3.1(a)	Amended and Restated Certificate of Incorporation of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.1 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, File No. 1-4455).
3.1(b)†	Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of January 12, 1988. Articles of Amendment to the Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke Arizona, Inc. Articles of Amendment to the Articles of Incorporation of Castle & Cooke Arizona, Inc., dated as of December 21, 1995, changed the company’s name to Calazo Corporation.
3.1(c)†	Articles of Incorporation of AG 1970, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1970, Inc., dated as of December 13, 1989.
3.1(d)†	Articles of Incorporation of AG 1971, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1971, Inc., dated as of December 13, 1989.
3.1(e)†	Articles of Incorporation of AG 1972, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1972, Inc., dated as of December 13, 1989.
3.1(f)†	Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of February 10, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of March 18, 1996, changed the company’s name to Alyssum Corporation.
3.1(g)†	Articles of Incorporation of Barclay Hollander Curci, Inc., dated as of February 28, 1969. Certificate of Amendment of Articles of Incorporation, dated as of February 1975, changed the company’s name to Barclay Hollander Corporation. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of November 26, 1980. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of June 11, 1990.
3.1(h)†	Articles of Incorporation of Grandma Mac’s Orchard, dated as of August 27, 1976. Certificate of Amendment of Articles of Incorporation of Grandma Mac’s Orchard, dated as of January 6, 1988, changed the company’s name to Sun Giant, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant, Inc., dated as of March 4, 1988, changed the company’s name to Dole Bakersfield, Inc. Certificate of Amendment of Articles of Incorporation of Dole Bakersfield, Inc., dated as of June 11, 1990. Agreement of Merger of Bud Antle, Inc. and Dole Bakersfield, Inc., dated as of December 18, 2000, changed the company’s name to Bud Antle, Inc.
3.1(i)†	Articles of Incorporation of Lake Anderson Corporation, dated as of June 26, 1964. Certificate of Amendment of Articles of Incorporation, dated as of November 12, 1971. Certificate of Amendment of Articles of Incorporation, dated as of August 28, 1972, changed the company’s name to Oceanic California Inc. Certificate of Amendment of Articles of Incorporation, dated as of July 14, 1977. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of June 17, 1981. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke California, Inc. Certificate of Amendment of Articles of Incorporation of Castle & Cooke California, Inc., dated as of December 21, 1995, changed the company’s name to Calicahomes, Inc.
3.1(j)†	Articles of Incorporation of California Polaris, Inc., dated as of April 6, 1979.
3.1(k)†	Articles of Incorporation of Dole ABPIK, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole ABPIK, Inc., dated as of December 13, 1989.
3.1(l)†	Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of June 8, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of March 18, 1996, changed the company’s name to Dole Arizona Dried Fruit and Nut Company.
3.1(m)†	Articles of Incorporation of CCJM, Inc., dated as of December 11, 1989. Certificate of Amendment of Articles of Incorporation of CCJM, Inc., dated as of September 9, 1991, changed the company’s name to Dole Carrot Company.

Exhibit
Number	Title

3.1(n)†	Articles of Incorporation of Miracle Fruit Company, dated as of September 12, 1979. Certificate of Amendment of Articles of Incorporation of Miracle Fruit Company, dated as of October 1, 1979, changed the company’s name to Blue Goose Growers, Inc. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of June 11, 1990. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of February 15, 1991, changed the company’s name to Dole Citrus.
3.1(o)†	Articles of Incorporation of Dole DF&N, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole DF&N, Inc., dated as of December 13, 1989.
3.1(p)†	General Partnership Agreement of Dole Dried Fruit and Nut Company, a California general partnership, dated as of October 15, 1995.
3.1(q)†	Articles of Incorporation of Canfield Farming Company, dated as of July 17, 1963. Certificate of Amendment of Articles of Incorporation of Canfield Farming Company, dated as of March 15, 1971, changed the company’s name to Tenneco Farming Company. Certificate of Amendment of Articles of Incorporation of Tenneco Farming Company, dated as of January 6, 1988, changed the company’s name to Sun Giant Farming, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant Farming, Inc., dated as of April 25, 1988, changed the company’s name to Dole Farming, Inc. Certificate of Amendment of Articles of Incorporation of Dole Farming, Inc., dated as of June 11, 1990.
3.1(r)†	Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of July 14, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of January 2, 1990, changed the company’s name to Dole Fresh Vegetables, Inc.
3.1(s)†	Restated Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of October 15, 1986. Certificate of Amendment of Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of November 14, 1986. Certificate of Amendment of Articles of Incorporation, dated as of April 20, 1988, changed the company’s name to Dole Nut Company. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of January 28, 1998, changed the company’s name to Dole Orland, Inc.
3.1(t)†	Articles of Incorporation of S & J Ranch, Inc., dated as of December 15, 1952. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of September 27, 2000, changed the company’s name to Dole Visage, Inc.
3.1(u)†	Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of November 25, 1975. Certificate of Amendment of Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of July 25, 1984, changed the company’s name to E.T. Wall Company. Certificate of Amendment of Articles of Incorporation of E.T. Wall Company, dated as of June 11, 1990.
3.1(v)†	Articles of Incorporation of Earlibest Orange Association, Inc., dated as of November 7, 1963. Certificate of Amendment of Articles of Incorporation of Earlibest Orange Association, Inc., dated as of December 13, 1989.
3.1(w)†	Articles of Incorporation of The Citrus Company, dated as of February 1, 1984. Certificate of Amendment of Articles of Incorporation of The Citrus Company, dated as of February 16, 1984, changed the company’s name to Fallbrook Citrus Company, Inc. Certificate of Amendment of Articles of Incorporation, dated as of March 15, 1994. Certificate of Amendment of Articles of Incorporation of Fallbrook Citrus Company, Inc., dated as of June 11, 1990.
3.1(x)†	Articles of Incorporation of Lindero Headquarters Company, Inc., dated as of February 12, 1998.
3.1(y)†	Articles of Incorporation of Lindero Property, Inc., dated as of October 10, 1991.
3.1(z)†	Articles of Incorporation of Oceanview Produce Company, dated as of June 15, 1989. Certificate of Amendment of Articles of Incorporation of Oceanview Produce Company, dated as of August 7, 1989.
3.1(aa)†	Articles of Incorporation of Prairie Vista, Inc., dated as of November 23, 1953.

Exhibit
Number	Title

3.1(ab)†	Articles of Incorporation of Kingsize Packing Co., dated as of February 5, 1990. Certificate of Amendment of Articles of Incorporation of Kingsize Packing Co., dated as of March 30, 1990, changed the company’s name to Royal Packing Co.
3.1(ac)†	Articles of Incorporation of Trojan Transport Co., dated as of August 31, 1955. Certificate of Amendment of Articles of Incorporation of Trojan Transport Co., dated as of July 31, 1956, changed the company’s name to Trojan Transportation and Warehouse Co. Certificate of Amendment of Articles of Incorporation of Trojan Transportation Co., dated as of January 24, 1961, changed the company’s name to Veltman Terminal Co.
3.1(ad)†	Certificate of Incorporation of Bananera Antillana (Columbia), Inc., dated as of November 16, 1977.
3.1(ae)†	Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990. Certificate of Amendment of Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990.
3.1(af)†	Certificate of Incorporation of Tenneco Sudan, Inc., dated as of June 8, 1977. Certificate of Amendment of Certificate of Incorporation of Tenneco Sudan, Inc., dated as of December 10, 1986, changed the company’s name to Tenneco Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Tenneco Realty Development Holding Corporation, dated as of April 21, 1988, changed the company’s name to Oceanic California Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Oceanic California Realty Development Holding Corporation, dated as of November 16, 1990, changed the company’s name to Castle & Cooke Bakersfield Holdings, Inc. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Bakersfield Holdings, Inc., dated as of March 18, 1996, changed the company’s name to Delphinium Corporation.
3.1(ag)†	Certificate of Incorporation of Standard Banana Company, dated as of March 21, 1955. Certificate of Amendment of Certificate of Incorporation of Standard Banana Company, dated as of January 8, 1971, changed the company’s name to Standard Fruit Sales Company. Certificate of Amendment of Certificate of Incorporation of Standard Fruit Sales Company, dated as of June 6, 1973, changed the company’s name to Castle & Cooke Food Sales Company. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Food Sales Company, dated as of September 25, 1984, changed the company’s name to Dole Europe Company. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988.
3.1(ah)†	Certificate of Incorporation of Castle Aviation, Inc., dated as of June 25, 1987. Certificate of Amendment of Certificate of Incorporation of Castle Aviation, Inc., dated as of April 10, 1992, changed the company’s name to Dole Foods Flight Operations, Inc.
3.1(ai)†	Certificate of Incorporation of Cut Flower Exchange, Inc., dated as of February 11, 1988. Certificate of Merger, dated as of July 31, 1991, changed the company’s name Sunburst Farms, Inc. Certificate of Amendment of Certificate of Incorporation of Sunburst Farms, Inc., dated as of June 23, 1999, changed the company’s name to Dole Fresh Flowers, Inc.
3.1(aj)†	Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of November 7, 1927. Certificate of Ownership and Merger in Wenatchee-Beebe Orchard Company, dated as of June 23, 1943. Certificate of Amendment of Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of April 20, 1983, changed the company’s name to Beebe Orchard Company. Certificate of Merger of Wells and Wade Fruit Company and Beebe Orchard Company, dated as of March 23, 2001, changed the company’s name to Dole Northwest, Inc.
3.1(ak)†	Certificate of Incorporation of Dole Sunburst Express, Inc. Certificate of Amendment of Certificate of Incorporation of Dole Sunburst Express, Inc., dated as of July 21, 1996, changed the company’s name to Dole Sunfresh Express, Inc.
3.1(al)†	Certificate of Incorporation of Standard Fruit and Steamship Company, dated as of January 2, 1968.
3.1(am)†	Certificate of Incorporation of Standard Fruit Company, dated as of March 14, 1955. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988.

Exhibit
Number	Title

3.1(an)†	Certificate of Incorporation of Produce America, Inc., dated as of June 24, 1982. Certificate of Amendment of Certificate of Incorporation Before Payment of Capital of Produce America, Inc., dated as of October 29, 1982, changed the company’s name to CCFV, Inc. Certificate of Amendment of Certificate of Incorporation of CCFV, Inc., dated as of September 29, 1983, changed the company’s name to Sun Country Produce, Inc.
3.1(ao)†	Certificate of Incorporation of West Foods, Inc., dated as of March 9, 1973.
3.1(ap)†	Certificate of Incorporation of Cool Advantage, Inc., dated as of December 14, 1998.
3.1(aq)†	Articles of Incorporation of Cool Care Consulting, Inc., dated as of September 16, 1986. Articles of Amendment of Cool Care Consulting, Inc., dated as of April 4, 1996, changed the company’s name to Cool Care, Inc.
3.1(ar)†	Articles of Incorporation of Flowernet, Inc., dated as of September 11, 1987.
3.1(as)†	Articles of Incorporation of Saw Grass Transport, Inc., dated as of June 24, 1999.
3.1(at)†	Articles of Incorporation of Castle & Cooke Development Corporation, dated as of June 8, 1992. Articles of Amendment to Change Corporate Name, dated as of March 1, 1993, changed the company’s name to Castle & Cooke Communities, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Blue Anthurium, Inc.
3.1(au)†	Articles of Incorporation of Dole Acquisition Corporation, dated as of October 13, 1994. Articles of Amendment to Change Corporate Name, dated as of January 10, 1995, changed the company’s name to Castle & Cooke Homes, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Cerulean, Inc.
3.1(av)†	Articles of Incorporation of Castle & Cooke Land Company, Inc., dated as of March 8, 1990. Articles of Amendment to Change Corporate Name, dated as of May 7, 1997, changed the company’s name to Dole Diversified, Inc.
3.1(aw)†	Articles of Association of Kohala Sugar Company, dated as of February 3, 1863. Articles of Amendment to Change Corporate Name, dated as of May 1, 1989, changed the company’s name to Dole Land Company, Inc.
3.1(ax)†	Articles of Incorporation of Dole Packaged Foods Corporation, dated as of April 4, 1990.
3.1(ay)†	Articles of Association of Oceanic Properties, Inc., dated as of May 19, 1961. Articles of Amendment to Change Corporate Name, dated as of October 23, 1990, changed the company’s name to Castle & Cooke Properties, Inc. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to La Petite d’Agen, Inc.
3.1(az)†	Articles of Incorporation of Lanai Holdings, Inc., dated as of May 4, 1990. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of January 22, 1996, changed the company’s name to Malaga Company, Inc.
3.1(ba)†	Articles of Incorporation of M K Development, Inc., dated as of February 26, 1988. Articles of Amendment, dated as of November 26, 1990.
3.1(bb)†	Articles of Incorporation of Mililani Town, Inc., dated as of December 29, 1966. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, December 24, 1990, changed the company’s name to Castle & Cooke Residential, Inc. Articles of Amendment to Change Corporate Name, dated as of October 21, 1993, changed the company’s name to Castle & Cooke Homes Hawaii, Inc. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Muscat, Inc.
3.1(bc)†	Articles of Incorporation of Oahu Transport Company, Limited, dated as of April 15, 1947. Articles of Amendment, dated as of July 24, 1987. Articles of Amendment, dated as of May 1997
3.1(bd)†	Articles of Incorporation of Wahiawa Water Company, Inc., dated as of June 24, 1975.
3.1(be)†	Articles of Incorporation of Waialua Sugar Company, Inc., dated as of January 12, 1968. Certificate of Amendment, dated as of January 24, 1986
3.1(bf)†	Certificate of Incorporation of Lanai Company, Inc., dated as of June 15, 1970. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Zante Currant, Inc.

Exhibit
Number		Title

3.1(bg)†		Articles of Incorporation of Diversified Imports Co., dated as of December 1, 1987.
3.1(bh)†		Articles of Incorporation of Dole Assets, Inc., dated as of September 9, 1997.
3.1(bi)†		Articles of Incorporation of Dole Fresh Fruit Company, dated as of September 12, 1985.
3.1(bj)†		Articles of Incorporation of Castle & Cooke Fresh Fruit, Inc., dated as of October 27, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Fruit Company, dated as of May 9, 1997, changed the company’s name to Dole Holdings Inc.
3.1(bk)†		Articles of Incorporation of Dole Logistics Services, Inc., dated as of February 4, 1993.
3.1(bl)†		Articles of Incorporation of Dole Ocean Cargo Express, Inc., dated as of July 8, 1999.
3.1(bm)†		Articles of Incorporation of Dole Ocean Liner Express, Inc., dated as of June 3, 1993.
3.1(bn)†		Articles of Incorporation of Renaissance Capital Corporation, dated as of July 28, 1995.
3.1(bo)†		Certificate of Incorporation of Sun Giant, Inc., dated as of December 8, 1987.
3.1(bp)†		Certificate of Incorporation of Miradero Fishing Company, Inc., dated as of August 9, 1971.
3.1(bq)†		Articles of Incorporation of DNW Services Company, dated as of June 4, 1998.
3.1(br)†		Articles of Incorporation of Pacific Coast Truck Company, dated as of June 27, 1995.
3.1(bs)†		Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of July 28, 1959. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of May 26, 1972. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of August 30, 1973. Amendment to Articles of Incorporation, dated as of June 25, 1976.
3.2	(a)	By-Laws of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.2 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, File No. 1-4455).
3.2(b)†		Form of By-Laws of the Additional Registrants.
4.1		Indenture, dated as of July 15, 1993, between Dole and Chase Manhattan Bank and Trust Company (formerly Chemical Trust Company of California) (incorporated by reference to Exhibit 4.6 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).
4.2		First Supplemental Indenture, dated as of April 30, 2002, between Dole and J.P. Morgan Trust Company, National Association, to the Indenture dated as of July 15, 1993, pursuant to which $400 million of Dole’s senior notes due 2009 were issued (incorporated by reference to Exhibit 4.9 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).
4.3		Officers’ Certificate, dated August 3, 1993, pursuant to which $175 million of Dole’s debentures due 2013 were issued (incorporated by reference to Exhibit 4.3 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999, File No. 1-4455).
4.4		Second Supplemental Indenture, dated as of March 28, 2003, between Dole and Wells Fargo Bank, National Association (successor trustee to J.P. Morgan Trust Company), to the Indenture dated as of July 15, 1993 (incorporated by reference to Exhibit 4.10 to Dole’s Current Report on Form 8-K, event date April 4, 2003, File No. 1-4455).
4.5†		Agreement of Removal, Appointment and Acceptance, dated as of March 28, 2003, by and among Dole, J.P. Morgan Trust Company, National Association, successor in interest to Chemical Trust Company of California, as Prior Trustee, and Wells Fargo Bank, National Association.
4.6†		Third Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee.
4.7		Indenture, dated as of March 28, 2003, by and among Dole, the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee, pursuant to which $475 million of Dole’s 8 7/8% senior notes due 2011 were issued (incorporated by reference to Exhibit 4.10 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, File No. 1-4455).
4.8†		First Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee.

Exhibit
Number	Title

4.9	Form of Global Note and Guarantee for Dole’s new 8 7/8% senior notes due 2011 (included as Exhibit B to Exhibit Number 4.7 hereto).
4.11†	Indenture, dated as of May 29, 2003, by and among Dole, the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee, pursuant to which $400 million of Dole’s 7 1/4% senior notes due 2010 were issued.
4.12†	First Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee.
4.13	Form of Global Note and Guarantee for Dole’s 7 1/4% senior notes due 2010 (included as Exhibit A to Exhibit Number 4.11 hereto).
4.14	Dole Food Company, Inc. Master Retirement Savings Trust Agreement, dated as of February 1, 1999, between Dole and The Northern Trust Company (incorporated by reference to Exhibit 4.7 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999, File No. 1-4455).
10.1	Credit Agreement, dated as of March 28, 2003, by and among Dole and Solvest, Ltd., as borrowers, the Lenders from time to time party to the Credit Agreement, Deutsche Bank AG New York Branch, as Administrative Agent, The Bank of Nova Scotia and Banc of America Securities LLC, as Co- Syndication Agents, Fleet National Bank and Societe Generale, as Co-Documentation Agents and Deutsche Bank Securities Inc., The Bank of Nova Scotia and Banc of America Securities LLC, as Joint Lead Arrangers and Book Runners, the First Amendment, dated as of May 29, 2003, the Second Amendment,dated as of September 24, 2003 and the Third Amendment, dated as of November 21, 2003 (incorporated by reference to Exhibit 10.1 to Dole’s Current Report on Form 8-K dated November 21, 2003, File No. 1-4455).
10.2	Dole’s Supplementary Executive Retirement Plan, effective January 1, 1989, First Restatement (incorporated by reference to Exhibit 10(c) to Dole’s Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-4455). This Plan was amended on March 22, 2001 (the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455).
10.3	Dole’s Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-4455). This Plan was amended on March 22, 2001 (the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455).
10.4	Dole’s 1996 Non-Employee Directors Deferred Stock and Cash Compensation Plan, as amended effective October 9, 1998 (incorporated by reference to Exhibit 10 to Dole’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 10, 1998, File No. 1-4455). This Plan was amended on March 22, 2001 (the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455).
10.5	Consulting Agreement, dated as of December 28, 2001, between Dole and David A. DeLorenzo (incorporated by reference to Exhibit 10.12 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).
10.6	Schedule of executive officers having Form 1 Change of Control Agreement (incorporated by reference to Exhibit 10.7 to Dole’s Current Report on Form 8-K dated February 4, 2005, File No. 1-4455).
10.7	Form 1 Change of Control Agreement (incorporated by reference to Exhibit 10.14 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).

Exhibit
Number	Title

10.8	Fourth Amendment, dated as of February 27, 2004, to Credit Agreement, dated as of March 28, 2003, by and among Dole and Solvest, Ltd., as borrowers, the Lenders from time to time party to the Credit Agreement, Deutsche Bank AG New York Branch, as Administrative Agent, The Bank of Nova Scotia and Banc of America Securities LLC, as Co-Syndication Agents, Fleet National Bank and Societe Generale, as Co-Documentation Agents and Deutsche Bank Securities Inc., The Bank of Nova Scotia and Banc of America Securities LLC, as Joint Lead Arrangers and Book Runners, as amended (incorporated by reference to Exhibit 10.9 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2004, File No. 1-4455).
10.9	Fifth Amendment, dated as of May 17, 2004, to Credit Agreement, dated as of March 28, 2003, by and among Dole and Solvest, Ltd., as borrowers, the Lenders from time to time party to the Credit Agreement, Deutsche Bank AG New York Branch, as Administrative Agent, The Bank of Nova Scotia and Banc of America Securities LLC, as Co-Syndication Agents, Fleet National Bank and Societe Generale, as Co- Documentation Agents and Deutsche Bank Securities Inc., The Bank of Nova Scotia and Banc of America Securities LLC, as Joint Lead Arrangers and Book Runners, as amended (incorporated by reference to Exhibit 10.10 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended June 19, 2004, File No. 1-4455).
10.10	Sixth Amendment, dated as of July 20, 2004, to Credit Agreement, dated as of March 28, 2003, by and among Dole and Solvest, Ltd., as borrowers, the Lenders from time to time party to the Credit Agreement, Deutsche Bank AG New York Branch, as Administrative Agent, The Bank of Nova Scotia and Banc of America Securities LLC, as Co-Syndication Agents, Fleet National Bank and Societe Generale, as Co- Documentation Agents and Deutsche Bank Securities Inc., The Bank of Nova Scotia and Banc of America Securities LLC, as Joint Lead Arrangers and Book Runners, as amended (incorporated by reference to Exhibit 10.11 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended June 19, 2004, File No. 1-4455).
10.11*	Seventh Amendment, dated as of December 20, 2004, to Credit Agreement, dated as of March 28, 2003, by and among Dole and Solvest, Ltd., as borrowers, the Lenders from time to time party to the Credit Agreement, Deutsche Bank AG New York Branch, as Administrative Agent, The Bank of Nova Scotia and Banc of America Securities LLC, as Co-Syndication Agents, Fleet National Bank and Societe Generale, as Co- Documentation Agents and Deutsche Bank Securities Inc., The Bank of Nova Scotia and Banc of America Securities LLC, as Joint Lead Arrangers and Book Runners, as amended).
12*	Ratio of Earnings to Fixed Charges.
21*	Subsidiaries of Dole Food Company, Inc.
23*	Consent of Deloitte & Touche LLP.
31.1*	Certification by the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification by the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification by the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification by the Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

†	Incorporated by reference to the correspondingly numbered exhibits to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004, File No. 333-106493

*	Filed herewith

**	Furnished herewith