Form 10-Q
period 2005-03-26
DOLE FOOD COMPANY INC
filed 2005-05-10
CIK 18169

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2005

or

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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 9, 2005
Common Stock, $0.001 Par Value	1,000

DOLE FOOD COMPANY, INC.

PART I.
FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Quarter Ended

	March 26,	March 27,
	2005	2004

Revenues, net	$1,442,133	$1,254,584
Cost of products sold	1,223,471	1,051,678

Gross margin	218,662	202,906
Selling, marketing and general and administrative expenses	114,818	95,418

Operating income	103,844	107,488
Other income (expense), net	1,715	338
Interest income	1,075	922
Interest expense	36,059	34,741

Income before income taxes	70,575	74,007
Income tax expense	53,421	13,173

Net income	$17,154	$60,834

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 26,	January 1,
	2005	2005

ASSETS
Current Assets:
Cash and cash equivalents	$61,850	$79,217
Receivables, net of allowances of $69,522 and $65,533, respectively	753,343	617,952
Inventories	539,669	508,891
Prepaid expenses	63,734	63,742
Deferred income tax assets	42,960	43,551

Total current assets	1,461,556	1,313,353
Investments	92,489	94,481
Property, plant and equipment, net of accumulated depreciation of $619,588 and $586,800, respectively	1,496,044	1,516,355
Goodwill and intangible assets, net	1,278,950	1,275,356
Other assets, net	135,912	132,072

Total assets	$4,464,951	$4,331,617

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$862,709	$847,982
Current portion of long-term debt	30,958	31,278
Notes payable	630	624

Total current liabilities	894,297	879,884
Long-term debt	1,936,387	1,837,020
Deferred income tax liabilities	408,311	396,622
Other long-term liabilities	520,394	519,994
Minority interests	18,933	20,224
Contingencies (Note 9)
Shareholders’ equity:
Common stock — $0.001 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	440,032	440,032
Retained earnings	243,299	226,145
Accumulated other comprehensive income	3,298	11,696

Total shareholders’ equity	686,629	677,873

Total liabilities and shareholders’ equity	$4,464,951	$4,331,617

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Quarter	Quarter
	Ended	Ended
	March 26,	March 27,
	2005	2004

Operating activities
Net income	$17,154	$60,834
Adjustments to reconcile net income to cash flow used in operating activities:
Depreciation and amortization	33,466	32,358
Unrealized foreign currency (gain) loss	(493)	1,107
Asset write-offs and net gain on sale of assets	(1,702)	(1,883)
Minority interest and equity earnings, net	(1,480)	(110)
Provision for deferred income taxes	12,748	7,094
Amortization of debt issuance costs	1,935	2,091
Other	1,554	572
Changes in operating assets and liabilities, net of effects from non-cash transactions:
Receivables	(142,330)	(105,947)
Inventories	(32,008)	(6,781)
Prepaid expenses and other assets	(5,506)	(649)
Accounts payable and accrued liabilities	69,434	(24,857)
Other long-term liabilities	2,287	3,984

Cash flow used in operating activities	(44,941)	(32,187)

Investing activities
Proceeds from sales of assets	3,093	2,795
Investments and acquisitions	(47,094)	(2,931)
Capital additions	(15,358)	(12,286)
Repurchase of common stock in the going-private merger transaction	(49)	(1,300)
Transaction costs paid in the going-private merger transaction	—	(226)

Cash flow used in investing activities	(59,408)	(13,948)

Financing activities
Short-term debt borrowings	322	2,375
Short-term debt repayments	(10,757)	(1,781)
Long-term debt borrowings	299,827	166,360
Long-term debt repayments	(198,023)	(103,925)
Dividends paid to minority shareholders	(1,777)	(352)
Dividends paid	—	(10,000)

Cash flow provided by financing activities	89,592	52,677

Effect of foreign exchange rate changes on cash and cash equivalents	(2,610)	(1,953)

(Decrease) increase in cash and cash equivalents	(17,367)	4,589
Cash and cash equivalents at beginning of period	79,217	33,482

Cash and cash equivalents at end of period	$61,850	$38,071

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION
      In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) include all adjustments necessary, which are of a normal recurring nature, to present fairly the Company’s financial position as of March 26, 2005 and January 1, 2005; its results of operations for the quarters ended March 26, 2005 and March 27, 2004; and its cash flows for the quarters ended March 26, 2005 and March 27, 2004. The Company operates under a 52/ 53-week year. The quarters ended March 26, 2005 and March 27, 2004 are twelve weeks in duration. For a summary of significant accounting policies and additional information relating to the Company’s financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended January 1, 2005.
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
      Certain prior year amounts have been reclassified to conform with the 2005 presentation.

2.	INCOME TAXES
      During October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law, adding Section 965 to the Internal Revenue Code. Section 965 provides a special one-time deduction of 85% of certain foreign earnings that are repatriated under a domestic reinvestment plan, as defined therein. The effective federal tax rate on any qualified foreign earnings repatriated under Section 965 equals 5.25%. Taxpayers may elect to apply this provision to a qualified earnings repatriation made during calendar year 2005.
      During the first fiscal quarter of 2005, the Company completed its evaluation of the effects of the repatriation provision and subsequent to the first quarter, repatriated $570 million of earnings from its foreign subsidiaries, of which approximately $476 million qualifies for the 85% dividends received deduction under Section 965. An estimated tax provision of approximately $38.6 million for the repatriation of certain foreign earnings has been recorded as income tax expense during the first quarter of 2005, in accordance with FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.
      In addition to the income tax on repatriation of $38.6 million, income tax expense for the quarter ended March 26, 2005, of $53.4 million, includes $14.8 million of income tax expense, which reflects the Company’s expected effective income tax rate of approximately 21% for the full fiscal year ending December 31, 2005. The income tax expense of approximately $13.2 million for the quarter ended March 27, 2004 reflects the Company’s then expected effective income tax rate for the full year ended January 1, 2005, of approximately 18%.
      For the periods presented, the Company’s effective income tax rate differs from the U.S. federal statutory rate primarily due to earnings from operations being taxed in foreign jurisdictions at a net effective rate lower than the U.S. rate. Other than the taxes provided on the $570 million of repatriated foreign earnings, no U.S. taxes have been provided on these earnings because such earnings are intended to be indefinitely invested outside the U.S.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3.	INVENTORIES
      The major classes of inventories were as follows (in thousands):

	March 26,	January 1,
	2005	2005

Finished products	$259,588	$232,193
Raw materials and work in progress	120,465	119,645
Crop-growing costs	116,235	116,295
Operating supplies and other	43,381	40,758

	$539,669	$508,891

4.	GOODWILL AND INTANGIBLE ASSETS
      Goodwill has been allocated to the Company’s reporting segments as follows (in thousands):

	Fresh	Fresh	Packaged	Fresh-cut
	Fruit	Vegetables	Foods	Flowers	Other	Total

Balance as of January 1, 2005	$375,676	$97,663	$63,526	$—	$—	$536,865
Additions	—	—	6,340	—	—	6,340
Other	—	(34)	—	—	—	(34)

Balance as of March 26, 2005	$375,676	$97,629	$69,866	$—	$—	$543,171

      The additions to goodwill during the quarter ended March 26, 2005 relate primarily to a purchase price adjustment associated with the 2004 acquisition of Wood Holdings, Inc. (“JR Wood”), a privately held frozen fruit producer and manufacturer. The purchase price adjustment is attributable to a change in the expected reimbursement of certain tax liabilities payable to the selling shareholders as a result of the transaction. The purchase price is preliminary and changes may occur as additional information becomes available.
      Details of the Company’s intangible assets were as follows (in thousands):

	March 26,	January 1,
	2005	2005

Amortized intangible assets:
Customer relationships	$38,501	$38,501
Licenses	20,688	20,688
Other amortized intangible assets	9,067	9,132

	68,256	68,321
Accumulated amortization — customer relationships	(6,390)	(5,542)
Accumulated amortization — licenses	(14,942)	(13,218)
Other accumulated amortization	(5,663)	(5,588)

Accumulated amortization — intangible assets	(26,995)	(24,348)

Intangible assets, net	41,261	43,973
Unamortized intangible assets:
Trademark, trade names and other related intangibles	694,518	694,518

Total intangible assets, net	$735,779	$738,491

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      Amortization expense of intangible assets for the quarters ended March 26, 2005 and March 27, 2004 totaled $2.8 million and $2.5 million, respectively. As of March 26, 2005, the estimated remaining amortization expense associated with the Company’s intangible assets in each of the next five fiscal years is as follows (in thousands):

Fiscal Year	Amount

2005	$9,114
2006	$4,323
2007	$3,677
2008	$3,677
2009	$3,677

5.	LONG-TERM DEBT
      Long-term debt consisted of the following amounts (in thousands):

	March 26,	January 1,
	2005	2005

Unsecured debt:
8.625% notes due 2009	$400,000	$400,000
7.25% notes due 2010	400,000	400,000
8.875% notes due 2011	475,000	475,000
8.75% debentures due 2013	155,000	155,000
Secured debt:
Revolving credit facility	110,000	—
Term loan facility	335,158	341,619
Contracts and notes due 2005 — 2010, at a weighted-average interest rate of 6.67% (7.84% in 2004)	2,315	2,801
Capital lease obligations	91,457	95,539
Unamortized debt discount	(1,585)	(1,661)

	1,967,345	1,868,298
Current maturities	(30,958)	(31,278)

	$1,936,387	$1,837,020

      The Company amortized deferred debt issuance costs of $1.9 million and $2.1 million during the quarters ended March 26, 2005 and March 27, 2004, respectively. Weighted-average interest rates on the revolving credit and term loan facilities were approximately 5.05% and 5.18%, respectively, at March 26, 2005. At March 26, 2005, the Company had approximately $97.8 million available under the $300 million revolving credit portion of the senior secured credit facilities.
      At March 26, 2005, the Company was in compliance with all applicable covenants under the senior secured credit facilities and the indentures to the Company’s senior notes and debentures.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.	SHAREHOLDERS’ EQUITY
Comprehensive Income
      The components of comprehensive income were as follows in each period (in thousands):

	Quarter Ended

	March 26,	March 27,
	2005	2004

Net income	$17,154	$60,834
Unrealized foreign currency translation loss, net	(7,646)	(6,510)
Reclassification of realized cash flow hedging (gains) losses to net income	(106)	3,784
Unrealized net gain (loss) on cash flow hedging instruments	(646)	755

Comprehensive income	$8,756	$58,863

Dividends
      The Company did not declare or pay any dividends during the quarter ended March 26, 2005. During the quarter ended March 27, 2004, the Company declared and paid dividends of $10 million to its parent company, Dole Holding Company, LLC. Dole Holding Company, LLC is a Delaware limited liability company and a direct, wholly owned subsidiary of DHM Holding Company, Inc. The Company’s ability to declare future dividends is restricted under the terms of its senior secured credit facilities and bond indentures. Refer to Note 10 for discussion on dividends declared in May 2005.

7.	EMPLOYEE BENEFIT PLANS
      The components of net periodic benefit cost for the Company’s U.S. and international pension plans and other postretirement benefit (“OPRB”) plans were as follows (in thousands):

	Pension Plans		OPRB Plans

	Quarter Ended		Quarter Ended

	March 26,	March 27,	March 26,	March 27,
	2005	2004	2005	2004

Components of net periodic benefit cost
Service cost	$1,328	$1,617	$19	$23
Interest cost	5,375	5,450	1,169	1,284
Expected return on plan assets	(4,249)	(4,754)	—	—
Amortization of:
Unrecognized net loss	233	58	5	6
Unrecognized prior service cost (benefit)	16	(13)	(25)	(57)
Unrecognized net transition obligation	12	9	—	—

	$2,715	$2,367	$1,168	$1,256

      The Company made $3 million in voluntary pension contributions during the first quarter of 2005 to its qualified U.S. pension plan. The Company estimates a total of $12 million voluntary contributions will be made to the qualified U.S. pension plan in 2005. Contributions are voluntary and can change depending on the Company’s operating performance.

8.	SEGMENT INFORMATION
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
      Revenues from external customers and EBIT for the reportable operating segments and corporate and other were as follows (in thousands):

	Quarter Ended

	March 26,	March 27,
	2005	2004

Revenues from external customers:
Fresh fruit	$939,527	$873,322
Fresh vegetables	253,606	200,083
Packaged foods	190,290	127,573
Fresh-cut flowers	52,719	49,559
Other operating segments	5,991	4,047

	$1,442,133	$1,254,584

EBIT:
Fresh fruit	$76,509	$81,367
Fresh vegetables	19,204	22,606
Packaged foods	17,927	13,044
Fresh-cut flowers	4,558	4,658
Other operating segments	75	(115)

Total operating segments	118,273	121,560
Corporate and other	(11,639)	(12,812)
Interest expense	36,059	34,741

Income before income taxes	$70,575	$74,007

      Total assets for the reportable operating segments and corporate and other were as follows (in thousands):

	March 26,	January 1,
	2005	2005

Fresh fruit	$2,351,570	$2,285,924
Fresh vegetables	469,966	428,851
Packaged foods	586,460	563,306
Fresh-cut flowers	152,630	144,137
Other operating segments	11,547	11,886

Total operating segments	3,572,173	3,434,104
Corporate and other	892,778	897,513

	$4,464,951	$4,331,617

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.	CONTINGENCIES
      The Company is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to its operations. At March 26, 2005, these guarantees of $4.5 million consisted primarily of amounts advanced under third party bank agreements to independent growers that supply the Company with product, and other affiliates. The Company has not historically experienced any significant losses associated with these guarantees.
      As part of its normal business activities, the Company and its subsidiaries also provide guarantees to various regulatory authorities, primarily in Europe, in order to comply with foreign regulations when operating businesses overseas. These guarantees relate to customs duties and banana import license fees that are granted to the European Union member states’ agricultural authority. These guarantees are obtained from commercial banks in the form of letters of credit or bank guarantees. In addition, the Company issues letters of credit and bonds through major banking institutions and insurance companies as required by certain vendor and other operating agreements. As of March 26, 2005 total letters of credit and bonds outstanding were $114.3 million.
      The Company also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. The Company guaranteed $143.9 million of its subsidiaries’ obligations to their suppliers and other third parties as of March 26, 2005.
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
      Currently there are 591 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP. Sixteen of these lawsuits are currently pending in various jurisdictions in the United States, including

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
three new cases pending in the Superior Court for the County of Los Angeles with 2,669 total Honduran, Panamanian and Guatemalan plaintiffs seeking unspecified damages. The remaining cases are pending in Latin America and the Philippines, including 451 labor cases pending in Costa Rica under that country’s national insurance program and a case recently filed in the civil court in Honduras brought by 788 claimants seeking $236.4 million. Claimed damages in DBCP cases worldwide total approximately $19 billion, with the lawsuits in Nicaragua representing approximately 73% of this amount. In almost all of the non-labor cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against the Company.
      In Nicaragua, 106 cases have been filed, with the majority of the lawsuits brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional.
      Fifteen cases filed in a civil trial court in Managua, Nicaragua have resulted in judgments for the claimants: $489.4 million (nine cases with 468 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; $64.8 million (one case with 86 claimants) on June 15, 2004; and $27.7 million (one case with approximately 39 claimants) on March 17, 2005. In addition to three recently served cases, active cases are currently pending in civil trial courts in Managua (9), Chinendega (8) and Puerto Cabezas (2). In all of those cases but one in Chinendega which has been ordered to mediation and the three recently served cases, the Company has sought to have the cases returned to the United States pursuant to Law 364. Notwithstanding, the Chinendega court denied the Company’s request in seven of the cases pending there; the Managua court denied the Company’s request with respect to two of the cases pending there; and the court in Puerto Cabezas denied the Company’s request with respect to the two cases there. The Company’s requests as to the remaining two cases in Managua are still pending. The Company has appealed the two decisions of the court in Puerto Cabezas and the two decisions of the court in Managua and will appeal the seven decisions of the court in Chinendega once the Company has been served with those decisions.
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
      Claimants have also indicated their intent to seek enforcement of the Nicaraguan judgments in Ecuador, Venezuela and other countries in Latin America and elsewhere. In Ecuador, the claimants have attempted to enforce the five Nicaraguan judgments issued between December 11, 2002 through June 15, 2004. The First, Second and Third Chambers of the Ecuador Supreme Court have issued rulings refusing to consider these enforcement actions on the ground that the Supreme Court was not a court of competent jurisdiction for enforcement of a foreign judgment. The plaintiffs have subsequently refiled these five enforcement actions in the civil court in Guayaquil, Ecuador.
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

10.	SUBSEQUENT EVENTS
      In April 2005, the Company executed an amendment and restatement of its senior secured credit facility agreement (the “Amended and Restated Credit Agreement”). The purpose of the amendment was to lower the Company’s overall effective interest rate and to more effectively match the Company’s debt structure to its foreign and domestic cash flows. Under the Amended and Restated Credit Agreement, the Company obtained financing through term loan borrowings (“Term Loan A” and “Term Loan B”), $350 million relating to Term Loan A (denominated in Japanese yen), $400 million relating to Term Loan B and $300 million of revolving credit facilities. Borrowings under Term Loan A and Term Loan B are repayable in quarterly tranches through 2010 and 2012, respectively. The Company may accelerate repayments under term loans at its option without penalty.
      Provisions under the Amended and Restated Credit Agreement are similar to the existing provisions under the Company’s senior secured credit facility agreement; however, the provisions provide for slightly less restrictive covenants and more favorable interest rates.
      In addition, in April 2005, the Company completed a tender offer to purchase for cash $325 million aggregate principal amount of the Company’s outstanding debt securities at a premium of $32.1 million.
      In May 2005, the Company declared dividends of $74 million to its parent company, Dole Holding Company, LLC. As planned, the dividends are a return of the capital contribution made to the Company by Dole Holding Company, LLC, in 2004. It is estimated that approximately $12.3 million of the dividend will be paid in the second quarter of 2005, with the balance of $61.7 million to be paid in the third quarter of 2005.

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
      The following are condensed consolidating statements of operations of the Company for the quarters ended March 26, 2005 and March 27, 2004; condensed consolidating balance sheets as of March 26, 2005 and January 1, 2005; and condensed consolidating statements of cash flows for the quarters ended March 26, 2005 and March 27, 2004.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Quarter Ended March 26, 2005

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$127,259	$583,433	$1,036,999	$(305,558)	$1,442,133
Cost of products sold	95,496	519,636	911,441	(303,102)	1,223,471

Gross margin	31,763	63,797	125,558	(2,456)	218,662
Selling, marketing and general and administrative expenses	32,287	27,924	57,063	(2,456)	114,818

Operating income (loss)	(524)	35,873	68,495	—	103,844
Equity in subsidiary income	86,357	65,570	—	(151,927)	—
Other income (expense), net	(294)	201	1,808	—	1,715
Interest income	27	58	990	—	1,075
Interest expense	31,945	41	4,073	—	36,059

Income before income taxes	53,621	101,661	67,220	(151,927)	70,575
Income tax expense	36,467	15,036	1,918	—	53,421

Net income	$17,154	$86,625	$65,302	$(151,927)	$17,154

For the Quarter Ended March 27, 2004

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$107,615	$479,707	$943,908	$(276,646)	$1,254,584
Cost of products sold	82,447	420,714	825,163	(276,646)	1,051,678

Gross margin	25,168	58,993	118,745	—	202,906
Selling, marketing and general and administrative expenses	26,612	22,228	46,578	—	95,418

Operating income (loss)	(1,444)	36,765	72,167	—	107,488
Equity in subsidiary income	88,968	64,603	—	(153,571)	—
Other income (expense), net	(243)	(38)	619	—	338
Interest income	47	73	802	—	922
Interest expense	29,645	43	5,053	—	34,741

Income before income taxes	57,683	101,360	68,535	(153,571)	74,007
Income tax expense	(3,151)	13,436	2,888	—	13,173

Net income	$60,834	$87,924	$65,647	$(153,571)	$60,834

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
As of March 26, 2005

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$17,376	$(5,831)	$50,305	$—	$61,850
Receivables, net of allowances	140,988	141,984	470,371	—	753,343
Inventories	72,597	163,331	303,741	—	539,669
Prepaid expenses	8,008	12,756	42,970	—	63,734
Deferred income tax assets	23,330	14,333	5,297	—	42,960

Total current assets	262,299	326,573	872,684	—	1,461,556
Investments	2,783,075	2,187,455	90,707	(4,968,748)	92,489
Property, plant and equipment, net	303,174	363,008	829,862	—	1,496,044
Goodwill and intangible assets, net	731,176	164,440	383,334	—	1,278,950
Other assets, net	48,588	8,880	78,444	—	135,912

Total assets	$4,128,312	$3,050,356	$2,255,031	$(4,968,748)	$4,464,951

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$89,220	$318,867	$454,622	$—	$862,709
Current portion of long-term debt	(335)	729	30,564	—	30,958
Notes payable	—	630	—	—	630

Total current liabilities	88,885	320,226	485,186	—	894,297
Intercompany payables (receivables)	945,127	(127,242)	(817,885)	—	—
Long-term debt	1,678,751	1,558	256,078	—	1,936,387
Deferred income tax liabilities	328,906	35,131	44,274	—	408,311
Other long-term liabilities	400,014	38,578	81,802	—	520,394
Minority interests	—	6,080	12,853	—	18,933
Total shareholders’ equity	686,629	2,776,025	2,192,723	(4,968,748)	686,629

Total liabilities and shareholders’ equity	$4,128,312	$3,050,356	$2,255,031	$(4,968,748)	$4,464,951

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
As of January 1, 2005

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$9,236	$3,279	$66,702	$—	$79,217
Receivables, net of allowances	194,538	25,750	397,664	—	617,952
Inventories	65,340	163,799	279,752	—	508,891
Prepaid expenses	7,239	11,861	44,642	—	63,742
Deferred income tax assets	24,391	13,427	5,733	—	43,551

Total current assets	300,744	218,116	794,493	—	1,313,353
Investments	2,406,115	1,926,079	92,928	(4,330,641)	94,481
Property, plant and equipment, net	303,129	366,142	847,084	—	1,516,355
Goodwill and intangible assets, net	731,832	158,328	385,196	—	1,275,356
Other assets, net	49,705	8,836	73,531	—	132,072

Total assets	$3,791,525	$2,677,501	$2,193,232	$(4,330,641)	$4,331,617

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$119,405	$285,815	$442,762	$—	$847,982
Current portion of long-term debt	(335)	701	30,912	—	31,278
Notes payable	—	624	—	—	624

Total current liabilities	119,070	287,140	473,674	—	879,884
Intercompany payables (receivables)	682,783	(92,030)	(590,753)	—	—
Long-term debt	1,598,674	1,565	236,781	—	1,837,020
Deferred income tax liabilities	314,121	35,848	46,653	—	396,622
Other long-term liabilities	399,004	38,581	82,409	—	519,994
Minority interests	—	7,600	12,624	—	20,224
Total shareholders’ equity	677,873	2,398,797	1,931,844	(4,330,641)	677,873

Total liabilities and shareholders’ equity	$3,791,525	$2,677,501	$2,193,232	$(4,330,641)	$4,331,617

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended March 26, 2005

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$(71,044)	$7,196	$18,907	$—	$(44,941)

INVESTING ACTIVITIES
Proceeds from sales of assets	38	17	3,038	—	3,093
Investments and acquisitions	—	—	(47,094)	—	(47,094)
Capital additions	(805)	(4,348)	(10,205)	—	(15,358)
Repurchase of common stock in the going-private merger transaction	(49)	—	—	—	(49)

Cash flow used in investing activities	(816)	(4,331)	(54,261)	—	(59,408)

FINANCING ACTIVITIES
Short-term debt borrowings	—	322	—	—	322
Short-term debt repayments	—	(10,757)	—	—	(10,757)
Long-term debt borrowings	223,900	127	75,800	—	299,827
Long-term debt repayments	(143,900)	(121)	(54,002)	—	(198,023)
Dividends paid to minority shareholders	—	(1,546)	(231)	—	(1,777)

Cash flow provided by (used in) financing activities	80,000	(11,975)	21,567	—	89,592

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(2,610)	—	(2,610)

Increase (decrease) in cash and cash equivalents	8,140	(9,110)	(16,397)	—	(17,367)
Cash and cash equivalents at beginning of period	9,236	3,279	66,702	—	79,217

Cash and cash equivalents at end of period	$17,376	$(5,831)	$50,305	$—	$61,850

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

DOLE FOOD COMPANY, INC.
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Overview
      In the first quarter of 2005, revenues for Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) increased 15% from the prior year, reflecting strong growth in the majority of the Company’s lines of business, as well as the impact of acquisitions in 2004. For the quarter, operating income decreased 3% compared to the prior year. These results reflect the impact of higher production costs and an increase in selling and marketing expenses. Higher production costs were driven by significantly higher commodity costs and the weakness of the U.S. dollar versus many of the currencies in which the Company sources its production. Net income was $17.2 million for the first quarter of 2005 compared to $60.8 million in the first quarter of 2004. The decrease was primarily due to an income tax provision of $38.6 million on the repatriation of $570 million of foreign earnings pursuant to The American Jobs Creation Act (“AJCA”).
      In April 2005, the Company completed an amendment to its existing Senior Secured Credit Facilities. The purpose of the amendment was to lower the Company’s overall effective interest rate and to more effectively match the Company’s debt structure to its foreign and domestic cash flows. The amendment resulted in the Company obtaining funds under $1,050 million of new senior secured credit facilities (consisting of $750 million of term loan facilities and $300 million of revolving credit facilities). These funds have been used to repay the outstanding term loans under the Company’s existing senior secured credit facilities. In addition, on April 18, 2005, the Company completed a tender offer to purchase for cash $325 million aggregate principal amount of the Company’s outstanding debt securities at a premium of $32.1 million.
Results of Operations
      Selected results of operations for the quarters ended March 26, 2005 and March 27, 2004 were as follows (in thousands):

	Quarter Ended

	March 26,	March 27,
	2005	2004

Revenues, net	$1,442,133	$1,254,584
Operating income	$103,844	$107,488
Interest income and other income (expense), net	$2,790	$1,260
Interest expense	$36,059	$34,741
Income tax expense	$53,421	$13,173
Net income	$17,154	$60,834
Revenues
      For the quarter ended March 26, 2005, revenues increased to $1.44 billion from $1.25 billion in the quarter ended March 27, 2004. The increase is due to higher worldwide banana pricing, expanded business activity in the European ripening and distribution businesses, and higher sales in the vegetables, packaged foods and fresh-cut flowers businesses. In addition, revenues benefited from favorable U.S. dollar exchange rates and the acquisitions of Wood Holdings, Inc. (“JR Wood”) and Coastal Berry Company, LLC (“Coastal Berry”) in the second and fourth quarters of 2004, respectively. Overall, favorable U.S. exchange rates positively impacted revenues, primarily in the fresh fruit segment, by approximately $10.4 million. JR Wood and Coastal Berry contributed $63.9 million to first quarter revenues.
Operating Income
      For the quarter ended March 26, 2005, operating income decreased to $103.8 million from $107.5 million in the quarter ended March 27, 2004. The decrease was primarily attributable to lower operating results from the Company’s fresh fruit and fresh vegetables segments, partially offset by improved operating results in the packaged foods segment. Operating results were adversely impacted by significantly higher commodity costs (including container board, tin plate, plastic resins, agricultural chemicals and fuel). Overall, favorable U.S. dollar exchange rates benefited the quarter by approximately $1.0 million, net of current year hedge losses. Operating income for JR Wood and Coastal Berry was $4.2 million in the first quarter.
Interest Income and Other Income (Expense), Net
      For the quarter ended March 26, 2005, interest income and other income (expense), net was $2.8 million compared to $1.3 million in the prior year. The increase was due to higher equity earnings and lower minority interest expense, as a result of the Company’s purchase of the 40% minority interest in Saba Trading AB (“Saba”) in December 2004.
Interest Expense
      Interest expense for the quarter ended March 26, 2005 was $36.1 million compared to $34.7 million in the quarter ended March 27, 2004. Interest expense increased primarily as a result of higher average debt balances, driven primarily by the issuance of additional debt to finance the purchase of JR Wood in June 2004.
Income Tax Expense
      Income tax expense for the quarter ended March 26, 2005 of $53.4 million reflects the Company’s expected effective income tax rate of approximately 21% on earnings for the full fiscal year ending December 31, 2005, and income tax expense of $38.6 million on the repatriation of $570 million of foreign earnings in accordance with AJCA. These foreign earnings were previously considered indefinitely invested and accordingly no income tax had been provided. The income tax expense of approximately $13.2 million for the quarter ended March 27, 2004 reflects the Company’s then expected effective income tax rate for the full year ended January 1, 2005, of approximately 18%.
      For the periods presented, the Company’s effective income tax rate on current year earnings differs from the U.S. federal statutory rate primarily due to earnings from operations being taxed in foreign jurisdictions at a net effective rate lower than the U.S. rate. Other than the taxes provided on the $570 million of repatriated foreign earnings, no U.S. taxes have been provided on these earnings because such earnings are intended to be indefinitely invested outside the U.S.
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

      Revenues from external customers and EBIT for the reportable operating segments and corporate and other were as follows (in thousands):

	Quarter Ended

	March 26,	March 27,
	2005	2004

Revenues from external customers:
Fresh fruit	$939,527	$873,322
Fresh vegetables	253,606	200,083
Packaged foods	190,290	127,573
Fresh-cut flowers	52,719	49,559
Other operating segments	5,991	4,047

	$1,442,133	$1,254,584

EBIT:
Fresh fruit	$76,509	$81,367
Fresh vegetables	19,204	22,606
Packaged foods	17,927	13,044
Fresh-cut flowers	4,558	4,658
Other operating segments	75	(115)

Total operating segments	118,273	121,560
Corporate and other	(11,639)	(12,812)
Interest expense	36,059	34,741

Income before income taxes	$70,575	$74,007

Fresh Fruit
      Fresh fruit revenues in the quarter ended March 26, 2005 increased 8% to $939.5 million from $873.3 million in the quarter ended March 27, 2004. The increase in fresh fruit revenues was primarily due to the following: favorable foreign currency exchange rates versus the U.S. dollar, improved banana pricing in North America, Europe and Asia, improved volumes of Tropical Gold® Pineapples sold in North America and Europe, higher commercial cargo rates and volumes and expanded activity in the Europe ripening and distribution businesses. These benefits were partially offset by lower pineapple pricing in North America and Europe, lower worldwide deciduous volumes and lower sales of citrus in Asia.
      Fresh fruit EBIT in the quarter ended March 26, 2005 decreased 6% to $76.5 million from $81.4 million in the quarter ended March 27, 2004. EBIT decreased primarily as a result of significantly higher product costs, higher shipping costs and higher selling and marketing costs. Higher product costs were driven by higher commodity prices and unfavorable foreign exchanges rates due to the strengthening of the Chilean peso against the U.S. dollar. Higher shipping costs were driven by higher fuel costs. The net impact of exchange rates was a benefit of $2.0 million.
Fresh Vegetables
      Fresh vegetables revenues for the quarter ended March 26, 2005 increased 27% to $253.6 million from $200.1 million in the quarter ended March 27, 2004. The increase was due to higher volumes and pricing of both commodity vegetables and packaged salads in North America, as well as the acquisition of Coastal Berry, a producer of fresh berries, in October 2004. Coastal Berry’s revenues were $25.6 million in the first quarter of 2005.
      Fresh vegetables EBIT for the quarter ended March 26, 2005 decreased 15% to $19.2 million from $22.6 million in the quarter ended March 27, 2004. The decrease in EBIT was attributable to lower commodity vegetable and packaged salads earnings. The decrease in commodity vegetable earnings was driven by higher vegetable growing costs in North America and Asia and higher distribution expenses, partially offset by Coastal Berry earnings of $3.9 million. The decrease in packaged salads EBIT was primarily due to significantly higher product costs as a result of higher vegetable costs, higher co-pack costs and increased labor and packing material costs.
Packaged Foods
      Packaged foods revenues for the quarter ended March 26, 2005 increased 49% to $190.3 million from $127.6 million in the quarter ended March 27, 2004. The increase in revenues was primarily attributable to JR Wood, a frozen fruit producer and manufacturer, which was acquired in June 2004. JR Wood (renamed Dole Packaged Frozen Foods) had revenues of $38.3 million in the first quarter of 2005. The increase in revenues was also driven by higher volumes of fruit bowls, canned pineapple and fruit in plastic jars in North America and higher sales of concentrate in Japan and Europe.
      EBIT in the packaged foods segment for the quarter ended March 26, 2005 increased 37% to $17.9 million from $13.0 million in the quarter ended March 27, 2004. EBIT for the quarter increased primarily due to the same factors that drove the increase in revenues, partially offset by higher advertising expenses. Dole Packaged Frozen Foods had EBIT of $0.4 million in the first quarter of 2005.
Fresh-Cut Flowers
      Fresh-cut flowers revenues for the quarter ended March 26, 2005 increased 6% to $52.7 million from $49.6 million in the quarter ended March 27, 2004. The increase in revenues was due to higher volumes sold to the retail market.
      EBIT in the fresh-cut flowers segment for the quarter ended March 26, 2005 decreased to $4.6 million from $4.7 million in the quarter ended March 27, 2004. The decrease in EBIT was primarily due to higher product costs, primarily resulting from unfavorable currency exchange rates and higher third party flower purchases. The strengthening of the Colombian peso against the U.S. dollar adversely impacted EBIT by approximately $2.8 million. The decrease in EBIT was partially offset by lower general and administration expenses.
Corporate and Other
      Corporate and other EBIT was a loss of $11.6 million in the quarter ended March 26, 2005, slightly improving from a loss of $12.8 million in the quarter ended March 27, 2004. The change in EBIT for the quarter is due to lower general and administrative costs.
Liquidity and Capital Resources
      In the quarter ended March 26, 2005, the Company used cash flows in operating activities of $44.9 million compared to cash flows used in operating activities of $32.2 million in the quarter ended March 27, 2004. Cash used in operating activities was $12.7 million higher, primarily due to lower net income, higher receivables associated with higher sales during the first quarter of 2005, and higher inventories, primarily in the packaged foods business, to meet higher anticipated sales. These factors were partially offset by significantly higher payables, primarily due to the accrual of income taxes payable related to the provision on repatriated foreign earnings, as well as the timing of payments.
      Cash flows used in investing activities was approximately $59.4 million in the quarter ended March 26, 2005, compared to cash flow used of $13.9 million in the quarter ended March 27, 2004. The increase in cash outflow during the first quarter of 2005 was primarily due to the settlement of the $47.1 million payable to Saba’s minority shareholders and higher capital expenditures of $3.1 million, offset by the absence of investments and acquisitions of $2.9 million from the first quarter of 2004.
      Cash flows from financing activities increased to $89.6 million in the quarter ended March 26, 2005 compared to cash flows from financing activities of $52.7 million in the quarter ended March 27, 2004. The increase is mainly due to higher net long-term debt borrowings of $39.4 million during the first quarter of 2005, primarily to finance first quarter working capital needs.
      As of March 26, 2005, the Company had outstanding balances under its senior secured credit facilities of approximately $445.2 million, consisting of approximately $335.2 million in term loans and $110 million outstanding under revolving credit facilities. At March 26, 2005, the Company had approximately $97.8 million available under the $300 million revolving credit portion of the senior secured credit facilities.
      Provisions under the senior secured credit facilities and the indentures to the Company’s senior notes and debentures require the Company to comply with certain financial covenants. These covenants include financial performance measures, such as minimum required interest coverage ratios, minimum fixed charge coverage ratios, minimum quarterly earnings and maximum permitted leverage ratios, as well as limitations on, among other things, indebtedness, capital expenditures, investments, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. At March 26, 2005, the Company was in compliance with all applicable covenants.
      In April 2005, the Company executed an amendment and restatement of its senior secured credit facility agreement (the “Amended and Restated Credit Agreement”). Under the Amended and Restated Credit Agreement, the Company obtained financing through term loan borrowings (“Term Loan A” and “Term Loan B”), consisting of approximately $350 million relating to Term Loan A (denominated in Japanese yen), $400 million relating to Term Loan B and $300 million of revolving credit facilities. Borrowings under Term Loan A and Term Loan B are repayable in quarterly tranches through 2010 and 2012, respectively. The Company may accelerate repayments under term loans at its option without penalty.
      Provisions under the Amended and Restated Credit Agreement are similar to the existing provisions under the Company’s senior secured credit facility agreement; however, the provisions provide for slightly less restrictive covenants and more favorable interest rates.
      The Company believes that its existing cash balance and available borrowings under the revolving credit facility of $61.9 million and $97.8 million, respectively, at March 26, 2005, together with its future cash flow from operations and access to capital markets will enable it to meet its working capital, capital expenditure, debt maturity and other commitments and funding requirements. Factors impacting the Company’s cash flow from operations include such items as commodity prices, interest rates and foreign currency exchange rates, among other things, as set forth in the Company’s Form 10-K for the fiscal year ended January 1, 2005 and in subsequent SEC filings.
Other Matters
      Financial Instruments: The Company’s derivative instruments consist of Colombian peso denominated foreign currency exchange forward contracts, bunker fuel hedges and euro collars. These instruments are designated as effective hedges of cash flows as defined by Statement of Financial Accounting Standards No. 133 (“FAS 133”), Accounting for Derivative Instruments and Hedging Activities and as amended by FASB Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — An Amendment of FASB Statement No. 133. The Company enters into foreign currency exchange forward contracts to reduce its risk related to anticipated dollar equivalent foreign currency cash flows. The fair value of outstanding foreign currency exchange forwards and euro collars was a loss position of $(2.2) million as of March 26, 2005. At March 26, 2005, the outstanding notional amount of the Company’s foreign exchange forwards and euro collars totaled $89.7 million. The Company enters into bunker fuel hedges to reduce its risk related to price fluctuations on anticipated bunker fuel purchases. At March 26, 2005, bunker fuel hedges had a fair value and an aggregate outstanding notional amount of $1.7 million and $5.6 million, respectively. The fair value of all instruments designated as of March 26, 2005, has been included as a component of accumulated other comprehensive income in shareholders’ equity. Settlement of these contracts will occur in 2005 and 2006.
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

      Following the 2001 agreement with the United States and Ecuador, the EU is committed to replace the quota system with a tariff-only system no later than January 1, 2006. In January 2005, the EU formally notified the World Trade Organization of its intent to apply as of January 1, 2006 a single import duty of 230 euro per metric ton of bananas imported from Latin America to the EU. On March 31, 2005, Latin producing countries formally requested arbitration from the World Trade Organization to lower the tariff. On May 2, 2005, the World Trade Organization appointed a three member arbitration panel and so arbitration will begin shortly. It is too early to predict what specific tariff level will result from such arbitration.

Subsequent Events
      Senior Secured Credit Facilities: As described in Liquidity and Capital Resources above, in April 2005, the Company amended its Senior Secured Credit Facilities in order to lower the Company’s overall effective interest rate and to more effectively match the Company’s debt structure to its foreign and domestic cash flows.
      Dividend declaration: In May 2005, the Company declared dividends of $74 million to its parent company, Dole Holding Company, LLC. As planned, the dividends are a return of the capital contribution made to the Company by Dole Holding Company, LLC, in 2004. It is estimated that approximately $12.3 million of the dividend will be paid in the second quarter of 2005, with the balance of $61.7 million to be paid in the third quarter of 2005.
Supplemental Financial Information
      The following financial information has been presented, as management believes that it is useful information to some readers of the Company’s condensed consolidated financial statements (in thousands):

	March 26,	January 1,
	2005	2005

Balance Sheet Data:
Total working capital (current assets less current liabilities)	$567,259	$433,469
Total assets	$4,464,951	$4,331,617
Total debt	$1,967,975	$1,868,922
Total shareholders’ equity	$686,629	$677,873

	Quarter Ended

	March 26,	March 27,
	2005	2004

Other Financial Data:
Net income	$17,154	$60,834
Interest expense	36,059	34,741
Income taxes	53,421	13,173
Depreciation and amortization	33,466	32,358

EBITDA	$140,100	$141,106
EBITDA margin	9.7%	11.2%
Capital expenditures	$15,358	$12,286
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
ITEM 3.     QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
      In the quarter ended March 26, 2005, no material changes have occurred in the market risk disclosure presented in the Company’s Annual Report on Form 10-K for the year ended January 1, 2005.
ITEM 4.     CONTROLS AND PROCEDURES
      An evaluation was carried out as of March 26, 2005 under the supervision and with the participation of Dole’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act (Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Dole’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported by management of Dole on a timely basis in order to comply with Dole’s disclosure obligations under the Act and the SEC rules thereunder.
Changes in Internal Control Over Financial Reporting
      There were no changes in Dole’s internal control over financial reporting during the quarter ended March 26, 2005 that have materially affected, or are reasonably likely to materially affect, Dole’s internal control over financial reporting.
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
      Currently there are 591 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP. Sixteen of these lawsuits are currently pending in various jurisdictions in the United States, including three new cases pending in the Superior Court for the County of Los Angeles with 2,669 total Honduran, Panamanian and Guatemalan plaintiffs seeking unspecified damages. The remaining cases are pending in Latin America and the Philippines, including 451 labor cases pending in Costa Rica under that country’s national insurance program and a case recently filed in the civil court in Honduras brought by 788 claimants seeking $236.4 million. Claimed damages in DBCP cases worldwide total approximately $19 billion, with the lawsuits in Nicaragua representing approximately 73% of this amount. In almost all of the non-labor cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against the Company.
      In Nicaragua, 106 cases have been filed, with the majority of the lawsuits brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional.
      Fifteen cases filed in a civil trial court in Managua, Nicaragua have resulted in judgments for the claimants: $489.4 million (nine cases with 468 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; $64.8 million (one case with 86 claimants) on June 15, 2004; and $27.7 million (one case with approximately 39 claimants) on March 17, 2005. In addition to three recently served cases, active cases are currently pending in civil trial courts in Managua (9), Chinendega (8) and Puerto Cabezas (2). In all of those cases but one in Chinendega which has been ordered to mediation and the three recently served cases, the Company has sought to have the cases returned to the United States pursuant to Law 364. Notwithstanding, the Chinendega court denied the Company’s request in seven of the cases pending there; the Managua court denied the Company’s request with respect to two of the cases pending there; and the court in Puerto Cabezas denied the Company’s request with respect to the two cases there. The Company’s requests as to the remaining two cases in Managua are still pending. The Company has appealed the two decisions of the court in Puerto Cabezas and the two decisions of the court in Managua and will appeal the seven decisions of the court in Chinendega once the Company has been served with those decisions.
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
      Claimants have also indicated their intent to seek enforcement of the Nicaraguan judgments in Ecuador, Venezuela and other countries in Latin America and elsewhere. In Ecuador, the claimants have attempted to enforce the five Nicaraguan judgments issued between December 11, 2002 through June 15, 2004. The First, Second and Third Chambers of the Ecuador Supreme Court have issued rulings refusing to consider these enforcement actions on the ground that the Supreme Court was not a court of competent jurisdiction for enforcement of a foreign judgment. The plaintiffs have subsequently refiled these five enforcement actions in the civil court in Guayaquil, Ecuador.
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
(b) Reports on Form 8-K:
      On February 4, 2005, Dole Food Company, Inc. filed a Current Report on Form 8-K to disclose the discretionary bonuses paid to named executive officers as well as announce the approval of the issuance of a Form 1 Change of Control Agreement to a named executive.
      On March 24, 2005, Dole Food Company, Inc. filed a Current Report on Form 8-K which presented selected financial information released to potential lenders for the fiscal year ended January 1, 2005 related to the contemplated debt refinancing and tender offer to purchase up to $275 million of outstanding senior notes.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
May 10, 2005

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