Form 10-Q
period 2005-06-18
DOLE FOOD COMPANY INC
filed 2005-08-02
CIK 18169

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 18, 2005

or

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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 28, 2005
Common Stock, $0.001 Par Value	1,000

DOLE FOOD COMPANY, INC.

PART I.
FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Quarter Ended

	June 18,	June 19,
	2005	2004

Revenues, net	$1,526,351	$1,315,959
Cost of products sold	1,302,841	1,098,875

Gross margin	223,510	217,084
Selling, marketing and general and administrative expenses	107,382	99,376

Operating income	116,128	117,708
Other income (expense), net	(42,683)	(1,071)
Interest income	970	874
Interest expense	32,398	34,653

Income before income taxes	42,017	82,858
Income taxes	9,689	14,915

Net income	$32,328	$67,943

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Half Year Ended

	June 18,	June 19,
	2005	2004

Revenues, net	$2,968,484	$2,570,543
Cost of products sold	2,526,312	2,150,553

Gross margin	442,172	419,990
Selling, marketing and general and administrative expenses	222,200	194,794

Operating income	219,972	225,196
Other income (expense), net	(40,968)	(733)
Interest income	2,045	1,796
Interest expense	68,457	69,394

Income before income taxes	112,592	156,865
Income tax expense	63,110	28,088

Net income	$49,482	$128,777

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 18,	January 1,
	2005	2005

ASSETS
Current Assets:
Cash and cash equivalents	$68,576	$79,217
Receivables, net of allowances of $66,911 and $65,533	743,462	617,952
Inventories	529,915	508,891
Prepaid expenses	58,726	63,742
Deferred income tax assets	43,551	43,551

Total current assets	1,444,230	1,313,353
Investments	93,995	94,481
Property, plant and equipment, net of accumulated depreciation of $646,383 and $586,800	1,487,820	1,516,355
Goodwill and intangible assets, net	1,272,774	1,275,356
Other assets, net	131,675	132,072

Total assets	$4,430,494	$4,331,617

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$866,403	$847,982
Dividend payable to parent	61,700	—
Current portion of long-term debt	29,151	31,278
Notes payable	875	624

Total current liabilities	958,129	879,884
Long-term debt	1,902,330	1,837,020
Deferred income tax liabilities	394,828	396,622
Other long-term liabilities	519,256	519,994
Minority interests	19,818	20,224
Contingencies (Note 9)
Shareholders’ equity:
Common stock — $0.001 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	440,032	440,032
Retained earnings	201,627	226,145
Accumulated other comprehensive (loss) income	(5,526)	11,696

Total shareholders’ equity	636,133	677,873

Total liabilities and shareholders’ equity	$4,430,494	$4,331,617

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Half Year Ended

	June 18,	June 19,
	2005	2004

Operating activities
Net income	$49,482	$128,777
Adjustments to reconcile net income to cash flow provided by operating activities:
Depreciation and amortization	67,779	63,674
Unrealized foreign currency (gain) loss	(3,648)	2,542
Asset write-offs and net gain on sale of assets	(3,041)	(2,724)
Minority interest and equity earnings, net	(2,447)	(444)
Provision for deferred income taxes	(750)	13,650
Premiums paid on early retirement of debt	33,047	—
Write-off of debt issuance costs	10,722	1,482
Amortization of debt issuance costs	3,289	4,204
Other	2,646	1,149
Changes in operating assets and liabilities:
Receivables	(154,887)	(110,344)
Inventories	(24,703)	(4,138)
Prepaid expenses and other assets	(7,682)	(7,286)
Accounts payable and accrued liabilities	100,716	30,357
Other long-term liabilities	3,163	2,981

Cash flow provided by operating activities	73,686	123,880

Investing activities
Proceeds from sales of assets	7,006	3,988
Investments and acquisitions	(51,010)	(167,033)
Capital additions	(44,478)	(28,021)
Repurchase of common stock in the going-private merger transaction	(349)	(1,300)
Transaction costs paid in the going-private merger transaction	—	(325)

Cash flow used in investing activities	(88,831)	(192,691)

Financing activities
Short-term debt borrowings	6,971	12,225
Short-term debt repayments	(21,621)	(12,400)
Long-term debt borrowings, net of debt issuance costs	1,190,649	489,530
Long-term debt repayments	(1,155,052)	(372,777)
Dividends paid to minority shareholders	(2,382)	(918)
Dividends paid	(12,300)	(10,000)

Cash flow provided by financing activities	6,265	105,660

Effect of foreign exchange rate changes on cash and cash equivalents	(1,761)	(2,366)

Increase (decrease) in cash and cash equivalents	(10,641)	34,483
Cash and cash equivalents at beginning of period	79,217	33,482

Cash and cash equivalents at end of period	$68,576	$67,965

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION
      In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) include all adjustments necessary, which are of a normal recurring nature, to present fairly the Company’s financial position as of June 18, 2005 and January 1, 2005; its results of operations for the quarters and half years ended June 18, 2005 and June 19, 2004; and its cash flows for the half years ended June 18, 2005 and June 19, 2004. The Company operates under a 52/53-week year. The quarters ended June 18, 2005 and June 19, 2004 are twelve weeks in duration. For a summary of significant accounting policies and additional information relating to the Company’s financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended January 1, 2005.
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
      During the second fiscal quarter of 2005, the Company repatriated $570 million of earnings from its foreign subsidiaries, of which approximately $483 million qualifies for the 85% dividends received deduction under Section 965. An estimated tax provision of approximately $39.1 million for the repatriation of certain foreign earnings has been recorded as income tax expense for the half year ended June 18, 2005.
      In addition to the income tax on repatriation of $39.1 million, income tax expense for the half year ended June 18, 2005, of $63.1 million, includes $24 million of income tax expense, which reflects the Company’s expected effective income tax rate of approximately 21% for the full fiscal year ending December 31, 2005. The income tax expense of approximately $28.1 million for the half year ended June 19, 2004 reflects the Company’s then expected effective income tax rate for the full year ended January 1, 2005, of approximately 18%.
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
      Income Tax Audits: The Company believes its tax positions comply with the applicable tax laws and that it adequately provided for all tax related matters. The Company is subject to examination by taxing authorities in the various jurisdictions in which it files tax returns. Matters raised upon audit may involve substantial amounts and could result in material cash payments if resolved unfavorably; however, management does not believe that any material payments will be made related to these matters in the current fiscal year. In

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
addition, management considers it unlikely that the resolution of these matters will have a materially adverse effect on its results of operation.
      Specifically, the Company has received a tax assessment in Honduras in the amount of approximately $137 million relating to the disposition of all of the Company’s interest in Cervecería Hondureña, S.A in 2001. The Company is challenging the assessment and believes it is without merit. No reserve has been provided for this matter.

3.	INVENTORIES
      The major classes of inventories were as follows (in thousands):

	June 18,	January 1,
	2005	2005

Finished products	$260,346	$232,193
Raw materials and work in progress	130,002	119,645
Crop-growing costs	91,296	116,295
Operating supplies and other	48,271	40,758

	$529,915	$508,891

4.	GOODWILL AND INTANGIBLE ASSETS
      Goodwill has been allocated to the Company’s reporting segments as follows (in thousands):

	Fresh	Fresh	Packaged	Fresh-cut
	Fruit	Vegetables	Foods	Flowers	Other	Total

Balance as of January 1, 2005	$375,676	$97,663	$63,526	$—	$—	$536,865
Additions	—	—	2,527	—	—	2,527
Other	390	(54)	—	—	—	336

Balance as of June 18, 2005	$376,066	$97,609	$66,053	$—	$—	$539,728

      The additions to goodwill during the half year ended June 18, 2005 relate primarily to a purchase price adjustment associated with the 2004 acquisition of Wood Holdings, Inc. (renamed Dole Packaged Frozen Foods), a privately held frozen fruit producer and manufacturer. The purchase price adjustment is attributable to a change in the expected reimbursement of certain tax liabilities payable to the selling shareholders as a result of the transaction.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      Details of the Company’s intangible assets were as follows (in thousands):

	June 18,	January 1,
	2005	2005

Amortized intangible assets:
Customer relationships	$38,501	$38,501
Licenses	20,688	20,688
Other amortized intangible assets	8,989	9,132

	68,178	68,321
Accumulated amortization — customer relationships	(7,239)	(5,542)
Accumulated amortization — licenses	(16,666)	(13,218)
Other accumulated amortization	(5,745)	(5,588)

Accumulated amortization — intangible assets	(29,650)	(24,348)

Intangible assets, net	38,528	43,973
Unamortized intangible assets:
Trademark, trade names and other related intangibles	694,518	694,518

Total intangible assets, net	$733,046	$738,491

      Amortization expense of intangible assets totaled $2.7 million, $5.5 million, $2.5 million and $5.3 million for the quarters and half years ended June 18, 2005 and June 19, 2004, respectively. As of June 18, 2005, the estimated remaining amortization expense associated with the Company’s intangible assets in each of the next five fiscal years is as follows (in thousands):

Fiscal Year	Amount

2005	$6,379
2006	$4,323
2007	$3,677
2008	$3,677
2009	$3,677
      The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, during the second quarter of fiscal 2005. This review indicated no impairment to goodwill or any of the Company’s indefinite-lived intangible assets.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.	LONG-TERM DEBT
      Long-term debt consisted of the following amounts (in thousands):

	June 18,	January 1,
	2005	2005

Unsecured debt:
8.625% notes due 2009	$350,000	$400,000
7.25% notes due 2010	400,000	400,000
8.875% notes due 2011	200,000	475,000
8.75% debentures due 2013	155,000	155,000
Secured debt:
Term loan facilities	737,657	341,619
Contracts and notes due 2005 — 2010, at a weighted-average interest rate of 6.70% (7.84% in 2004)	2,408	2,801
Capital lease obligations	87,787	95,539
Unamortized debt discount	(1,371)	(1,661)

	1,931,481	1,868,298
Current maturities	(29,151)	(31,278)

	$1,902,330	$1,837,020

      The Company amortized deferred debt issuance costs of $1.4 million, $3.3 million, $2.1 million and $4.2 million during the quarters and half years ended June 18, 2005 and June 19, 2004, respectively. The weighted-average interest rate on the term loan facilities at June 18, 2005 was approximately 3.67%. At June 18, 2005, the Company had no outstanding borrowings under the $300 million revolving credit portion of the senior secured credit facilities, and after taking into account approximately $89.2 million of outstanding letters of credit and bank guarantees issued against these facilities, had approximately $210.8 million available for future borrowings under these facilities.
      Provisions under the senior secured credit facilities and the indentures to the Company’s senior notes and debentures require the Company to comply with certain financial covenants. These covenants include financial performance measures, such as minimum required interest coverage ratio and maximum permitted leverage ratio, as well as limitations on, among other things, indebtedness, capital expenditures, investments, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. At June 18, 2005, the Company was in compliance with all applicable covenants.
      In April 2005, the Company executed an amendment and restatement of its senior secured credit facility agreement (the “Amended and Restated Credit Agreement”). The purpose of the amendment and restatement was to lower the Company’s overall effective interest rate and to more effectively match the Company’s debt structure to its foreign and domestic cash flows. Under the Amended and Restated Credit Agreement, the Company obtained financing through term loan borrowings (“Term Loan A” and “Term Loan B”), $350 million relating to Term Loan A (denominated in Japanese yen), $400 million relating to Term Loan B and $300 million of revolving credit facilities. Borrowings under Term Loan A and Term Loan B are repayable in quarterly tranches through 2010 and 2012, respectively. The Company may accelerate repayments under term loans at its option without penalty. In connection with the refinancing of the term loan facilities, the Company wrote-off deferred debt issuance costs of $1.5 million.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      Provisions under the Amended and Restated Credit Agreement are similar to the pre-restatement provisions under the Company’s senior secured credit agreement; however, the provisions provide for somewhat less restrictive covenants and more favorable interest rates.
      In April 2005, in conjunction with the execution of the Amended and Restated Credit Agreement, the Company completed a tender offer to purchase for cash $325 million aggregate principal amount of the Company’s outstanding debt securities. The Company repurchased $275 million of its $475 million 8.875% unsecured Senior Notes due in 2011 and $50 million of its $400 million 8.625% unsecured Senior Notes due 2009. In connection with these repurchases, the Company recorded a loss on early retirement of debt of $42.3 million, which is included in other income (expense), net in the condensed consolidated statements of operations for both the quarter and half year ended June 18, 2005. The loss on early retirement of debt included a write-off of deferred debt issuance costs of $9.2 million as well as a bond premium expense of $33.1 million.
      In May 2005, the Company entered into an interest rate swap agreement in order to hedge future changes in interest rates. This agreement effectively converted borrowings under Term Loan A, which is variable-rate debt, to a fixed-rate basis through the term of the loan. The fair value of the swap at June 18, 2005 was immaterial to the financial statements.

6.	SHAREHOLDERS’ EQUITY
Comprehensive Income
      The components of comprehensive income were as follows in each period (in thousands):

	Quarter Ended

	June 18,	June 19,
	2005	2004

Net income	$32,328	$67,943
Unrealized foreign currency translation	(11,813)	(1,334)
Reclassification of realized cash flow hedging (gains) losses to net income	(532)	2,821
Unrealized net gain on cash flow hedging instruments	3,521	4,182

Comprehensive income	$23,504	$73,612

	Half Year Ended

	June 18,	June 19,
	2005	2004

Net income	$49,482	$128,777
Unrealized foreign currency translation	(19,459)	(7,844)
Reclassification of realized cash flow hedging (gains) losses to net income	(638)	6,605
Unrealized net gain on cash flow hedging instruments	2,875	4,937

Comprehensive income	$32,260	$132,475

Dividends
      During the quarter and half year ended June 18, 2005, the Company declared dividends of $74 million to its parent company, Dole Holding Company, LLC, of which $12.3 million was paid. As planned, the dividends are a return of the capital contribution made to the Company by Dole Holding Company, LLC, in 2004. The remaining balance of $61.7 million is expected to be paid in the third quarter of 2005.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      During the half year ended June 19, 2004, the Company declared and paid dividends of $10 million to Dole Holding Company, LLC. No dividends were declared in the quarter ended June 19, 2004.
      The Company’s ability to declare future dividends is restricted under the terms of its senior secured credit facilities and bond indentures.

7.	EMPLOYEE BENEFIT PLANS
      The components of net periodic benefit cost for the Company’s U.S. and international pension plans and other postretirement benefit (“OPRB”) plans were as follows (in thousands):

	Pension Plans		OPRB Plans

	Quarter Ended		Quarter Ended

	June 18,	June 19,	June 18,	June 19,
	2005	2004	2005	2004

Components of net periodic benefit cost
Service cost	$1,172	$1,531	$32	$21
Interest cost	5,242	4,746	758	1,096
Expected return on plan assets	(4,248)	(4,032)	—	—
Amortization of:
Unrecognized net loss	240	60	5	6
Unrecognized prior service cost (benefit)	15	15	(320)	(52)
Unrecognized net transition obligation	11	10	—	—

	$2,432	$2,330	$475	$1,071

	Pension Plans		OPRB Plans

	Half Year Ended		Half Year Ended

	June 18,	June 19,	June 18,	June 19,
	2005	2004	2005	2004

Components of net periodic benefit cost
Service cost	$2,500	$3,148	$51	$44
Interest cost	10,617	10,196	1,927	2,380
Expected return on plan assets	(8,497)	(8,786)	—	—
Amortization of:
Unrecognized net loss	473	118	10	12
Unrecognized prior service cost (benefit)	31	2	(345)	(109)
Unrecognized net transition obligation	23	19	—	—

	$5,147	$4,697	$1,643	$2,327

      The Company made $3 million and $6 million in voluntary pension contributions during the quarter and half year ended June 18, 2005, respectively, to its qualified U.S. pension plan. The Company estimates a total of $12 million voluntary contributions will be made to the qualified U.S. pension plan in 2005. Contributions to the qualified U.S. pension plan are voluntary and can change depending on the Company’s operating performance or at management’s discretion.

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
      Revenues from external customers and EBIT for the reportable operating segments and corporate and other were as follows (in thousands):

	Quarter Ended

	June 18,	June 19,
	2005	2004

Revenues from external customers:
Fresh fruit	$984,077	$910,174
Fresh vegetables	290,223	212,518
Packaged foods	195,363	139,221
Fresh-cut flowers	44,360	45,985
Other operating segments	12,328	8,061

	$1,526,351	$1,315,959

	Quarter Ended

	June 18,	June 19,
	2005	2004

EBIT:
Fresh fruit	$94,957	$93,260
Fresh vegetables	10,670	17,837
Packaged foods	20,792	17,268
Fresh-cut flowers	(666)	4,590
Other operating segments	438	304

Total operating segments	126,191	133,259
Corporate and other	(51,776)	(15,748)
Interest expense	32,398	34,653

Income before income taxes	$42,017	$82,858

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Half Year Ended

	June 18,	June 19,
	2005	2004

(in thousands)
Revenues from external customers:
Fresh fruit	$1,923,604	$1,783,496
Fresh vegetables	543,829	412,601
Packaged foods	385,653	266,794
Fresh-cut flowers	97,079	95,544
Other operating segments	18,319	12,108

	$2,968,484	$2,570,543

	Half Year Ended

	June 18,	June 19,
	2005	2004

(in thousands)
EBIT:
Fresh fruit	$171,466	$174,627
Fresh vegetables	29,874	40,443
Packaged foods	38,719	30,312
Fresh-cut flowers	3,892	9,248
Other operating segments	513	189

Total operating segments	244,464	254,819
Corporate and other	(63,415)	(28,560)
Interest expense	68,457	69,394

Income before income taxes	$112,592	$156,865

      Total assets for the reportable operating segments and corporate and other were as follows (in thousands):

	June 18,	January 1,
	2005	2005

Fresh fruit	$2,332,796	$2,285,924
Fresh vegetables	445,128	428,851
Packaged foods	596,637	563,306
Fresh-cut flowers	150,261	144,137
Other operating segments	15,217	11,886

Total operating segments	3,540,039	3,434,104
Corporate and other	890,455	897,513

	$4,430,494	$4,331,617

9.	CONTINGENCIES
      The Company is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to its operations. At June 18, 2005, these guarantees of $3.8 million consisted primarily of amounts advanced under third party bank agreements to independent growers that supply the Company with product, and other

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
affiliates. The Company has not historically experienced any significant losses associated with these guarantees.
      As part of its normal business activities, the Company and its subsidiaries also provide guarantees to various regulatory authorities, primarily in Europe, in order to comply with foreign regulations when operating businesses overseas. These guarantees relate to customs duties and banana import license fees that are granted to the European Union member states’ agricultural authority. These guarantees are obtained from commercial banks in the form of letters of credit or bank guarantees. In addition, the Company issues letters of credit and bonds through major banking institutions and insurance companies as required by certain vendor and other operating agreements. As of June 18, 2005 total letters of credit and bonds outstanding were $110.9 million.
      The Company also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. The Company guaranteed $139.9 million of its subsidiaries’ obligations to their suppliers and other third parties as of June 18, 2005.
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
      Currently there are 571 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP or seeking enforcement of Nicaraguan judgments. Sixteen of these lawsuits are currently pending in various jurisdictions in the United States, including the three previously reported new cases pending in Los Angeles superior and federal district courts with 2,669 total Honduran, Panamanian and Guatemalan plaintiffs seeking unspecified damages. One case pending in Los Angeles Superior Court with 31 Nicaraguan plaintiffs has a trial date of July 17, 2006. The remaining cases are pending in Latin America and the

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Philippines, including 429 labor cases pending in Costa Rica under that country’s national insurance program. Claimed damages in DBCP cases worldwide total approximately $19.9 billion, with the lawsuits in Nicaragua representing approximately 75% of this amount. In almost all of the non-labor cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against the Company.
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
      Fifteen cases filed in civil courts in Managua, Nicaragua have resulted in judgments for the claimants: $489.4 million (nine cases with 468 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; $64.8 million (one case with 86 claimants) on June 15, 2004; and $27.7 million (one case with approximately 39 claimants) on March 17, 2005. In addition, active cases are currently pending in civil courts in Managua (11), Chinendega (8) and Puerto Cabezas (2). In one case pending before the District Civil Court in Chinendega, the period of proof has closed and the parties are awaiting a ruling by the court. In all of those cases but one in Chinendega which has been ordered to mediation and three recently served cases in Managua, the Company has sought to have the cases returned to the United States pursuant to Law 364. Notwithstanding, the Chinendega court denied the Company’s request in seven of the cases pending there; the Managua court denied the Company’s request with respect to one of the cases pending there; and the court in Puerto Cabezas denied the Company’s request with respect to the two cases there. The Company’s requests as to seven of the cases in Managua are still pending. The Company has appealed the two decisions of the court in Puerto Cabezas and the decision of the court in Managua and will appeal the seven decisions of the court in Chinendega once the Company has been served with those decisions.
      The claimants’ attempted enforcement of the December 11, 2002 judgment for $489.4 million in the United States resulted in a dismissal with prejudice of that action by the United States District Court for the Central District of California on October 20, 2003. The claimants have voluntarily dismissed their appeal of that decision which was pending before the United States Court of Appeals for the Ninth Circuit. Defendants’ motion for sanctions against Plaintiffs’ counsel is still pending before the Court of Appeals in that case.
      Claimants have also indicated their intent to seek enforcement of the Nicaraguan judgments in Ecuador, Venezuela and other countries in Latin America and elsewhere. In Venezuela, the claimants are attempting to enforce the Nicaraguan judgment for $489.4 million issued December 11, 2002 in that country’s Supreme Court. Claimants have also recently filed an action to enforce a Nicaraguan judgment in the Colombian Supreme Court. In Ecuador, the claimants attempted to enforce the five Nicaraguan judgments issued between December 11, 2002 through June 15, 2004 in the Ecuador Supreme Court. The First, Second and Third Chambers of the Ecuador Supreme Court issued rulings refusing to consider those enforcement actions on the ground that the Supreme Court was not a court of competent jurisdiction for enforcement of a foreign judgment. The plaintiffs subsequently refiled those five enforcement actions in the civil court in Guayaquil, Ecuador. One of these subsequently filed enforcement actions was dismissed by the 3rd Civil Court in Guayaquil; plaintiffs have sought reconsideration of that dismissal. The remaining four enforcement actions are still pending.
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
      European Union Antitrust Inquiry: The European Commission (“EC”) is investigating alleged violations of European Union competition (antitrust) laws by banana and pineapple importers and distributors operating within the European Economic Area (“EEA”). On June 2, 2005, EC conducted a search of certain of Dole’s offices in Europe. During this same period, the EC also conducted similar unannounced searches of other companies’ offices located in the European Union. The EC’s investigation is only in a preliminary stage, and the Company is cooperating with the authorities. Although no assurances can be given concerning the course or outcome of that EC investigation, Dole believes that it has not violated the European Union competition laws.

10.	SUBSEQUENT EVENT
      On June 29, 2005, the Company executed a technical amendment to its Amended and Restated Credit Agreement, which changed the scheduled amortization payment dates of the term loans from the last business day of the Company’s fiscal quarters to the last business day of the calendar quarters.

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
      The following are condensed consolidating statements of operations of the Company for the quarters and half years ended June 18, 2005 and June 19, 2004; condensed consolidating balance sheets as of June 18, 2005 and January 1, 2005; and condensed consolidating statements of cash flows for the half years ended June 18, 2005 and June 19, 2004.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Quarter Ended June 18, 2005

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$125,896	$597,623	$1,081,659	$(278,827)	$1,526,351
Cost of products sold	93,115	553,633	930,609	(274,516)	1,302,841

Gross margin	32,781	43,990	151,050	(4,311)	223,510
Selling, marketing and general and administrative expenses	28,037	31,331	52,325	(4,311)	107,382

Operating income	4,744	12,659	98,725	—	116,128
Equity in subsidiary income	97,586	87,213	—	(184,799)	—
Other income (expense), net	(43,993)	(117)	1,427	—	(42,683)
Interest income	119	17	834	—	970
Interest expense	25,112	70	7,216	—	32,398

Income before income taxes	33,344	99,702	93,770	(184,799)	42,017
Income taxes	1,016	2,411	6,262	—	9,689

Net income	$32,328	$97,291	$87,508	$(184,799)	$32,328

For the Quarter Ended June 19, 2004

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$108,080	$471,907	$1,008,477	$(272,505)	$1,315,959
Cost of products sold	80,971	417,358	873,051	(272,505)	1,098,875

Gross margin	27,109	54,549	135,426	—	217,084
Selling, marketing and general and administrative expenses	26,987	23,784	48,605	—	99,376

Operating income	122	30,765	86,821	—	117,708
Equity in subsidiary income	101,238	80,811	—	(182,049)	—
Other income (expense), net	(243)	(163)	(665)	—	(1,071)
Interest income	9	56	809	—	874
Interest expense	29,998	66	4,589	—	34,653

Income before income taxes	71,128	111,403	82,376	(182,049)	82,858
Income taxes	3,185	10,322	1,408	—	14,915

Net income	$67,943	$101,081	$80,968	$(182,049)	$67,943

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Half Year Ended June 18, 2005

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$253,155	$1,181,056	$2,118,658	$(584,385)	$2,968,484
Cost of products sold	188,610	1,073,270	1,842,050	(577,618)	2,526,312

Gross margin	64,545	107,786	276,608	(6,767)	442,172
Selling, marketing and general and administrative expenses	60,324	59,255	109,388	(6,767)	222,200

Operating income	4,221	48,531	167,220	—	219,972
Equity in subsidiary income	183,943	152,248	—	(336,191)	—
Other income (expense), net	(44,288)	85	3,235	—	(40,968)
Interest income	145	75	1,825	—	2,045
Interest expense	57,057	112	11,288	—	68,457

Income before income taxes	86,964	200,827	160,992	(336,191)	112,592
Income taxes	37,482	17,447	8,181	—	63,110

Net income	$49,482	$183,380	$152,811	$(336,191)	$49,482

For the Half Year Ended June 19, 2004

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$215,695	$951,615	$1,952,383	$(549,150)	$2,570,543
Cost of products sold	163,417	838,072	1,698,214	(549,150)	2,150,553

Gross margin	52,278	113,543	254,169	—	419,990
Selling, marketing and general and administrative expenses	53,599	46,011	95,184	—	194,794

Operating income (loss)	(1,321)	67,532	158,985	—	225,196
Equity in subsidiary income	190,207	145,412	—	(335,619)	—
Other income (expense), net	(486)	(201)	(46)	—	(733)
Interest income	56	129	1,611	—	1,796
Interest expense	59,644	108	9,642	—	69,394

Income before income taxes	128,812	212,764	150,908	(335,619)	156,865
Income taxes	35	23,758	4,295	—	28,088

Net income	$128,777	$189,006	$146,613	$(335,619)	$128,777

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
As of June 18, 2005

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$19,200	$(5,605)	$54,981	$—	$68,576
Receivables, net of allowances	111,060	145,621	486,781	—	743,462
Inventories	80,760	140,212	308,943	—	529,915
Prepaid expenses	4,281	11,324	43,121	—	58,726
Deferred income tax assets	23,330	14,333	5,888	—	43,551

Total current assets	238,631	305,885	899,714	—	1,444,230
Investments	2,306,344	1,695,454	92,291	(4,000,094)	93,995
Property, plant and equipment, net	300,968	361,877	824,975	—	1,487,820
Goodwill and intangible assets, net	730,522	160,413	381,839	—	1,272,774
Other assets, net	36,683	8,721	86,271	—	131,675

Total assets	$3,613,148	$2,532,350	$2,285,090	$(4,000,094)	$4,430,494

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$79,919	$329,348	$457,136	$—	$866,403
Dividend payable to parent	61,700	—	—	—	61,700
Current portion of long-term debt	(300)	721	28,730	—	29,151
Notes payable	—	875	—	—	875

Total current liabilities	141,319	330,944	485,866	—	958,129
Intercompany payables (receivables)	1,014,118	(178,974)	(835,144)	—	—
Long-term debt	1,103,929	1,670	796,731	—	1,902,330
Deferred income tax liabilities	316,355	34,998	43,475	—	394,828
Other long-term liabilities	401,294	38,714	79,248	—	519,256
Minority interests	—	6,267	13,551	—	19,818
Total shareholders’ equity	636,133	2,298,731	1,701,363	(4,000,094)	636,133

Total liabilities and shareholders’ equity	$3,613,148	$2,532,350	$2,285,090	$(4,000,094)	$4,430,494

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
Current Liabilities:
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

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Half Year Ended June 18, 2005

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
OPERATING ACTIVITIES
Cash flow provided by operating activities	$550,925	$587,892	$71,582	$(1,136,713)	$73,686

INVESTING ACTIVITIES
Proceeds from sales of assets	1,651	80	5,275	—	7,006
Investments and acquisitions	—	—	(51,010)	—	(51,010)
Capital additions	(1,916)	(14,033)	(28,529)	—	(44,478)
Repurchase of common stock in the going-private merger transaction	(349)	—	—	—	(349)

Cash flow used in investing activities	(614)	(13,953)	(74,264)	—	(88,831)

FINANCING ACTIVITIES
Short-term debt borrowings	—	663	6,308	—	6,971
Short-term debt repayments	—	(15,313)	(6,308)	—	(21,621)
Long-term debt borrowings, net of debt issuance costs	287,400	434	902,815	—	1,190,649
Long-term debt repayments	(815,447)	(349)	(339,256)	—	(1,155,052)
Intercompany dividends	—	(566,713)	(570,000)	1,136,713	—
Dividends paid to minority shareholders	—	(1,545)	(837)	—	(2,382)
Dividends paid	(12,300)	—	—	—	(12,300)

Cash flow used in financing activities	(540,347)	(582,823)	(7,278)	1,136,713	6,265

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1,761)	—	(1,761)

Increase (decrease) in cash and cash equivalents	9,964	(8,884)	(11,721)	—	(10,641)
Cash and cash equivalents at beginning of period	9,236	3,279	66,702	—	79,217

Cash and cash equivalents at end of period	$19,200	$(5,605)	$54,981	$—	$68,576

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Half Year Ended June 19, 2004

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$(8,598)	$14,420	$118,058	$—	$123,880

INVESTING ACTIVITIES
Proceeds from sales of assets	913	200	2,875	—	3,988
Investments and acquisitions	(164,070)	(32)	(2,931)	—	(167,033)
Capital additions	(3,160)	(5,157)	(19,704)	—	(28,021)
Repurchase of common stock in the going-private merger transaction	(1,300)	—	—	—	(1,300)
Transaction costs paid in the going-private merger transaction	(325)	—	—	—	(325)

Cash flow used in investing activities	(167,942)	(4,989)	(19,760)	—	(192,691)

FINANCING ACTIVITIES
Short-term debt borrowings	—	355	11,870	—	12,225
Short-term debt repayments	—	(610)	(11,790)	—	(12,400)
Long-term debt borrowings, net of debt issuance costs	469,150	274	20,106	—	489,530
Long-term debt repayments	(279,400)	(338)	(93,039)	—	(372,777)
Dividends paid to minority shareholders	—	(18)	(900)	—	(918)
Dividends paid	(10,000)	—	—	—	(10,000)

Cash flow provided by (used in) financing activities	179,750	(337)	(73,753)	—	105,660

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(2,366)	—	(2,366)

Increase in cash and cash equivalents	3,210	9,094	22,179	—	34,483
Cash and cash equivalents at beginning of period	7,424	(20,498)	46,556	—	33,482

Cash and cash equivalents at end of period	$10,634	$(11,404)	$68,735	$—	$67,965

DOLE FOOD COMPANY, INC.
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Overview
      In the second quarter of 2005, revenues for Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) increased 16% from the prior year, reflecting strong growth in the majority of the Company’s lines of business, as well as the impact of acquisitions in 2004. In addition, favorable exchange rates, due to the weakening of the U.S. dollar versus currencies in which the Company sells its product, further contributed to the increase in revenues. For the quarter, operating income decreased slightly compared to the prior year. These results reflect the impact of higher production costs and an increase in selling and marketing expenses. Higher production costs were driven by significantly higher commodity costs and the weakness of the U.S. dollar versus many of the currencies in which the Company sources its production. Net income was $32.3 million for the second quarter of 2005 compared to $67.9 million in the second quarter of 2004. The decrease was primarily due to $43.8 million of expense related to the refinancing of debt and bond tender transactions.
      In April 2005, the Company completed an amendment to its existing Senior Secured Credit Facilities and a tender offer to purchase for cash $325 million aggregate principal amount of certain of the Company’s unsecured senior notes. In connection with these transactions, the Company wrote off deferred debt issuance costs of $10.7 million and incurred bond premium expense of $33.1 million. These transactions are discussed further under the Liquidity and Capital Resources section below.
Results of Operations
      Selected results of operations for the quarters and half years ended June 18, 2005 and June 19, 2004 were as follows (in thousands):

	Quarter Ended

	June 18,	June 19,
	2005	2004

Revenues, net	$1,526,351	$1,315,959
Operating income	$116,128	$117,708
Interest income and other income (expense), net	$(41,713)	$(197)
Interest expense	$32,398	$34,653
Income tax expense	$9,689	$14,915
Net income	$32,328	$67,943

	Half Year Ended

	June 18,	June 19,
	2005	2004

Revenues, net	$2,968,484	$2,570,543
Operating income	$219,972	$225,196
Interest income and other income (expense), net	$(38,923)	$1,063
Interest expense	$68,457	$69,394
Income tax expense	$63,110	$28,088
Net income	$49,482	$128,777
Revenues
      For the quarter ended June 18, 2005, revenues increased 16% to $1.53 billion from $1.32 billion in the quarter ended June 19, 2004. The increase is due to expanded business activity in the European ripening and distribution businesses, higher sales in the vegetables and packaged foods businesses, higher banana sales volume in North America, and higher pineapple volumes in North America, Europe and Asia. In addition, revenues benefited from favorable U.S. dollar exchange rates and the acquisitions of Wood Holdings, Inc. (renamed Dole Packaged Frozen Foods) and Coastal Berry Company, LLC (renamed Dole Berry Company) in the second and fourth quarters of 2004, respectively. Overall, favorable U.S. dollar exchange rates positively impacted revenues, primarily in the fresh fruit segment, by approximately $31.1 million. Dole Packaged Frozen Foods and Dole Berry Company contributed a combined $93.2 million to second quarter revenues.
      For the half year ended June 18, 2005, revenues increased 15% to $2.97 billion from $2.57 billion in the prior year. Favorable U.S. dollar exchange rates versus the euro, Swedish krona and Japanese yen positively impacted revenues, primarily in the fresh fruit segment, by approximately $60.5 million. Revenues also benefited from overall improved volumes in the Company’s fresh fruit, fresh vegetables, and packaged foods segments and expanded business activity in the European ripening and distribution and commercial cargo businesses. These increases were partially offset by lower volumes of citrus in Asia. Dole Packaged Frozen Foods and Dole Berry Company contributed a combined $157 million to revenues for the half year ended June 18, 2005.
Operating Income
      For the quarter ended June 18, 2005, operating income decreased slightly to $116.1 million from $117.7 million in the quarter ended June 19, 2004. The decrease was primarily attributable to lower operating results from the Company’s fresh vegetables and fresh-cut flowers segments, partially offset by improved operating results in the fresh fruit and packaged foods segments. Operating results were adversely impacted by significantly higher commodity costs (including container board, tin plate, plastic resins, agricultural chemicals and fuel). Overall, favorable U.S. dollar exchange rates benefited the quarter by approximately $1.1 million, net of hedges.
      For the half year ended June 18, 2005, operating income decreased to $220 million from $225.2 million in the prior year. The decrease was primarily attributable to significantly higher commodity costs. Overall, favorable U.S. dollar exchange rates benefited the half year by approximately $2.8 million, net of hedges.
Interest Income and Other Income (Expense), Net
      For the quarter ended June 18, 2005, interest income and other income (expense), net was a loss of $41.7 million compared to a loss of $0.2 million in the prior year. The decrease was due to a $43.8 million expense related to the early retirement of debt in connection with the refinancing and bond tender transactions. This decrease was offset by lower minority interest expense as a result of the Company’s purchase of the 40% minority interest in Saba Trading AB (“Saba”) in December 2004. For the half year ended June 18, 2005, interest income and other income (expense), net was a loss of $38.9 million compared to income of $1.1 million in the prior year. The decrease was primarily due to the same factors that impacted the quarter.
Interest Expense
      Interest expense for the quarter ended June 18, 2005 was $32.4 million compared to $34.7 million in the quarter ended June 19, 2004. Interest expense decreased primarily as a result of lower average debt balances and lower overall effective borrowing rates due to the refinancing and bond tender transactions.
      Interest expense for the half year ended June 18, 2005 was $68.5 million compared to $69.4 million in the half year ended June 19, 2004. The decrease in interest expense was primarily attributable to the same factors that impacted the quarter.
Income Tax Expense
      Income tax expense for the quarter and half year ended June 18, 2005 of $9.7 million and $63.1 million, respectively, reflects the Company’s expected effective income tax rate of approximately 21% on earnings for the full fiscal year ending December 31, 2005. Included in income tax expense for the quarter and half year ended June 18, 2005 was $0.5 million and $39.1 million, respectively, on the repatriation of $570 million of foreign earnings in accordance with the American Jobs Creation Act of 2004 (“AJCA”). These foreign earnings were previously considered indefinitely invested outside the U.S. and accordingly no income tax had been provided. The income tax expense of approximately $14.9 million and $28.1 million for the quarter and half year ended June 19, 2004, respectively, reflects the Company’s then expected effective income tax rate for the full year ended January 1, 2005, of approximately 18%.
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

      Revenues from external customers and EBIT for the reportable operating segments and corporate and other were as follows (in thousands):

	Quarter Ended

	June 18,	June 19,
	2005	2004

Revenues from external customers:
Fresh fruit	$984,077	$910,174
Fresh vegetables	290,223	212,518
Packaged foods	195,363	139,221
Fresh-cut flowers	44,360	45,985
Other operating segments	12,328	8,061

	$1,526,351	$1,315,959

EBIT:
Fresh fruit	$94,957	$93,260
Fresh vegetables	10,670	17,837
Packaged foods	20,792	17,268
Fresh-cut flowers	(666)	4,590
Other operating segments	438	304

Total operating segments	126,191	133,259
Corporate and other	(51,776)	(15,748)
Interest expense	32,398	34,653

Income before income taxes	$42,017	$82,858

	Half Year Ended

	June 18,	June 19,
	2005	2004

Revenues from external customers:
Fresh fruit	$1,923,604	$1,783,496
Fresh vegetables	543,829	412,601
Packaged foods	385,653	266,794
Fresh-cut flowers	97,079	95,544
Other operating segments	18,319	12,108

	$2,968,484	$2,570,543

EBIT:
Fresh fruit	$171,466	$174,627
Fresh vegetables	29,874	40,443
Packaged foods	38,719	30,312
Fresh-cut flowers	3,892	9,248
Other operating segments	513	189

Total operating segments	244,464	254,819
Corporate and other	(63,415)	(28,560)
Interest expense	68,457	69,394

Income before income taxes	$112,592	$156,865

Fresh Fruit
      Fresh fruit revenues in the quarter ended June 18, 2005 increased 8% to $984 million from $910 million in the quarter ended June 19, 2004. The increase in fresh fruit revenues was primarily due to the following: favorable foreign currency exchange rates versus the U.S. dollar, expanded activity in the European ripening and distribution businesses, improved volumes of bananas sold in North America and Asia, improved banana pricing in Europe, improved volumes of pineapples sold in North America, Europe, and Asia and higher commercial cargo rates and volumes. These benefits were partially offset by lower sales of citrus in Asia. Fresh fruit revenues in the half year ended June 18, 2005 increased 8% to $1.92 billion from $1.78 billion in the half year ended June 19, 2004. Revenues for the half year were impacted mainly by the same factors affecting sales in the second quarter as well as lower Chile and Asia deciduous fruit sales.
      Fresh fruit EBIT in the quarter ended June 18, 2005 increased 2% to $95 million from $93 million in the quarter ended June 19, 2004. EBIT increased primarily as a result of the same factors that drove the increase in revenues. The increase was partially offset by significantly higher product costs, higher shipping costs and higher selling costs. Higher product costs were driven by higher commodity prices and higher shipping costs were driven by higher fuel costs. The impact of exchange rates, net of hedges, was a benefit of $3.5 million. Fresh fruit EBIT in the half year ended June 18, 2005 decreased 2% to $171.5 million from $174.6 million in the half year ended June 19, 2004. EBIT decreased primarily as a result of higher product costs, higher shipping costs and higher selling costs, offset by higher banana pricing in Europe. The impact of exchange rates on the half year ended June 18, 2005, net of hedges, was a benefit of $4.8 million.
Fresh Vegetables
      Fresh vegetables revenues for the quarter ended June 18, 2005 increased 37% to $290 million from $213 million in the quarter ended June 19, 2004. The increase was due to higher volumes and pricing of both commodity vegetables and packaged salads in North America, as well as the acquisition of Dole Berry Company, a producer of fresh berries, in October 2004. Fresh vegetables revenues in the half year ended June 18, 2005 increased 32% to $544 million from $413 million in the half year ended June 19, 2004. Revenues for the half year were impacted mainly by the same factors affecting sales in the second quarter. Dole Berry Company’s revenues were $56.8 million and $82.4 million for the quarter and half year ended June 18, 2005, respectively.
      Fresh vegetables EBIT for the quarter ended June 18, 2005 decreased 40% to $10.7 million from $17.8 million in the quarter ended June 19, 2004. The decrease in EBIT was mainly attributable to significantly higher product costs in the packaged salads business as a result of higher vegetable costs, higher co-pack costs and increased labor and packing material costs. Fresh vegetables EBIT for the half year ended June 18, 2005 decreased 26% to $29.9 million from $40.4 million in the half year ended June 19, 2004. EBIT decreased primarily as a result of the same factors that decreased EBIT in the second quarter.
Packaged Foods
      Packaged foods revenues for the quarter ended June 18, 2005 increased 40% to $195.4 million from $139.2 million in the quarter ended June 19, 2004. The increase in revenues was primarily attributable to the acquisition of Dole Packaged Frozen Foods, a frozen fruit producer and manufacturer, which was acquired in June 2004. Dole Packaged Frozen Foods had revenues of $36.4 million in the second quarter of 2005. The increase in revenues was also driven by higher volumes of fruit bowls, fruit in plastic jars, and canned juice in North America and higher sales of concentrate and fruit bowls in Japan and Europe. These increases were partially offset by lower volumes of canned pineapple due to the timing of Easter, which occurred during the first quarter of 2005. The increase in revenues was also offset by lower volumes of concentrate in North America. Packaged foods revenues for the half year ended June 18, 2005 increased 45% to $385.7 million from $266.8 million in the half year ended June 19, 2004. With the exception of the timing of Easter, which had no impact on year-to-date volumes, the increase in half year sales was attributable to the same factors that drove the increase in the second quarter, as well as higher volumes of canned pineapple and mandarin oranges in North America. Dole Packaged Frozen Foods had revenues of $74.7 million in half year ended June 18, 2005.

      EBIT in the packaged foods segment for the quarter ended June 18, 2005 increased 20% to $20.8 million from $17.3 million in the quarter ended June 19, 2004. EBIT for the quarter increased primarily due to the same factors that drove the increase in revenues, partially offset by higher selling, general and administrative expenses. EBIT for the half year ended June 18, 2005 increased 28% to $38.7 million from $30.3 million in the half year ended June 19, 2004. EBIT increased primarily as a result of the same factors that drove the revenue increase in the half year, partially offset by higher selling, general and administrative expenses.
Fresh-Cut Flowers
      Fresh-cut flowers revenues for the quarter ended June 18, 2005 decreased 4% to $44.4 million from $46 million in the quarter ended June 19, 2004. The decrease in revenues was attributable to lower volumes as a result of the timing of Easter, which occurred during the first quarter of 2005. Revenues for the half year ended June 18, 2005 increased 2% to $97.1 million from $95.5 million in the half year ended June 19, 2004. The increase in revenues was due to higher volumes sold to the retail market.
      EBIT in the fresh-cut flowers segment for the quarter ended June 18, 2005 decreased to a loss of $0.7 million from earnings of $4.6 million in the quarter ended June 19, 2004. The decrease in EBIT was mainly due to higher product costs, primarily resulting from the weakening of the U.S. dollar against the Colombian peso and higher third party flower purchases. The decrease in EBIT was partially offset by lower general and administrative expenses. Fresh-cut flowers EBIT for the half year ended June 18, 2005 decreased 58% to $3.9 million from $9.2 million in the half year ended June 19, 2004. The decrease in EBIT was attributable to the same factors that drove the decrease in the second quarter, partially offset by higher volumes sold to the retail market. The weakening of the U.S. dollar against the Colombian peso adversely impacted EBIT by approximately $2.5 million and $5.3 million, net of hedges, during the quarter and half year ended June 18, 2005, respectively.
Corporate and Other
      Corporate and other EBIT was a loss of $51.8 million in the quarter ended June 18, 2005 from a loss of $15.7 million in the quarter ended June 19, 2004. The change in EBIT for the quarter was primarily due to expense incurred in connection with the early retirement and related refinancing of debt. Corporate and other EBIT was a loss of $63.4 million for the half year ended June 18, 2005 from a loss of $28.6 million. The change in EBIT for the half year is primarily due to the same factors that impacted EBIT for the quarter ended June 18, 2005.
Liquidity and Capital Resources
      In the half year ended June 18, 2005, cash flows provided by operating activities were $73.7 million compared to cash flows provided by operating activities of $123.9 million in the half year ended June 19, 2004. Cash provided by operating activities was $50.2 million lower, primarily due to lower net income resulting from significant refinancing costs, higher receivables associated with higher sales during the first half of 2005, and higher inventories, primarily in the packaged foods business, to meet higher anticipated sales. These factors were partially offset by significantly higher payables, primarily due to the accrual of income taxes payable related to the provision on repatriated foreign earnings, as well as the timing of payments.
      Cash flows used in investing activities was approximately $88.8 million in the half year ended June 18, 2005, compared to cash flows used of $192.7 million in the half year ended June 19, 2004. The decrease in cash outflow during the first half of 2005 was primarily due to less cash used for acquisitions. The Company paid $167 million in the second quarter of 2004 for Dole Packaged Frozen Foods compared to $47.1 million in 2005 for the minority interest in Saba. This increase in cash was partially offset by higher capital expenditures of $16.5 million.
      Cash flows provided by financing activities decreased to $6.3 million in the half year ended June 18, 2005 compared to cash flows provided by financing activities of $105.7 million in the half year ended June 19, 2004. The decrease is mainly due to lower net debt borrowings during the first half of 2005.

      As of June 18, 2005, the Company had outstanding balances under its senior secured term loan facilities of approximately $737.7 million. At June 18, 2005, the Company had no outstanding borrowings under the $300 million revolving credit portion of the senior secured credit facilities, and after taking into account approximately $89.2 million of outstanding letters of credit and bank guarantees issued against these facilities, had approximately $210.8 million available for future borrowings under these facilities.
      Provisions under the senior secured credit facilities and the indentures to the Company’s senior notes and debentures require the Company to comply with certain financial covenants. These covenants include financial performance measures, such as minimum required interest coverage ratio and maximum permitted leverage ratio, as well as limitations on, among other things, indebtedness, capital expenditures, investments, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. At June 18, 2005, the Company was in compliance with all applicable covenants.
      In April 2005, the Company executed an amendment and restatement of its senior secured credit facility agreement (the “Amended and Restated Credit Agreement”). The purpose of the amendment and restatement was to lower the Company’s overall effective interest rate and to more effectively match the Company’s debt structure to its foreign and domestic cash flows. Under the Amended and Restated Credit Agreement, the Company obtained financing through term loan borrowings (“Term Loan A” and “Term Loan B”), $350 million relating to Term Loan A (denominated in Japanese yen), $400 million relating to Term Loan B and $300 million of revolving credit facilities. Borrowings under Term Loan A and Term Loan B are repayable in quarterly tranches through 2010 and 2012, respectively. The Company may accelerate repayments under term loans at its option without penalty. In connection with the refinancing of the term loan facilities, the Company wrote-off deferred debt issuance costs of $1.5 million.
      Provisions under the Amended and Restated Credit Agreement are similar to the pre-restatement provisions under the Company’s senior secured credit agreement; however, the provisions provide for somewhat less restrictive covenants and more favorable interest rates.
      In April 2005, in conjunction with the execution of the Amended and Restated Credit Agreement, the Company completed a tender offer to purchase for cash $325 million aggregate principal amount of the Company’s outstanding debt securities. The Company repurchased $275 million of its $475 million 8.875% unsecured Senior Notes due in 2011 and $50 million of its $400 million 8.625% unsecured Senior Notes due 2009. In connection with these repurchases, the Company recorded a loss on early retirement of debt of $42.3 million, which is included in other income (expense), net in the condensed consolidated statements of operations for both the quarter and year ended June 18, 2005. The loss on early retirement of debt included a write-off of deferred debt issuance costs of $9.2 million as well as a premium expense of $33.1 million.
      On June 29, 2005, the Company executed a technical amendment to its Amended and Restated Credit Agreement, which changed the scheduled amortization payment dates of the term loans from the last business day of the Company’s fiscal quarters to the last business day of the calendar quarters.
      The Company believes that its existing cash balance and available borrowings under the revolving credit facility of $68.6 million and $210.8 million, respectively, at June 18, 2005, together with its future cash flow from operations and access to capital markets will enable it to meet its working capital, capital expenditure, debt maturity and other commitments and funding requirements. Factors impacting the Company’s cash flow from operations include such items as commodity prices, interest rates and foreign currency exchange rates, among other things, as set forth in the Company’s Form 10-K for the fiscal year ended January 1, 2005 and in subsequent SEC filings.
Other Matters
      Financial Instruments: The Company’s derivative instruments consist of Colombian peso denominated foreign currency exchange forward contracts, bunker fuel hedges and euro collars. These instruments are designated as effective hedges of cash flows as defined by Statement of Financial Accounting Standards No. 133 (“FAS 133”), Accounting for Derivative Instruments and Hedging Activities and as amended by FASB Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments

and Certain Hedging Activities — An Amendment of FASB Statement No. 133. The Company enters into foreign currency exchange forward contracts to reduce its risk related to anticipated dollar equivalent foreign currency cash flows. The fair value of outstanding foreign currency exchange forwards and euro collars was a gain position of $0.5 million as of June 18, 2005. The outstanding notional amount of the Company’s foreign exchange forwards and euro collars totaled $84.9 million at June 18, 2005. The Company enters into bunker fuel hedges to reduce its risk related to price fluctuations on anticipated bunker fuel purchases. At June 18, 2005, bunker fuel hedges had a fair value and an aggregate outstanding notional amount of $1.9 million and $3.3 million, respectively. The fair value of all instruments designated as effective hedges of June 18, 2005, has been included as a component of accumulated other comprehensive income in shareholders’ equity. Settlement of these contracts will occur in the second half of 2005 and first quarter of 2006.
      In May 2005, the Company entered into an interest rate swap agreement in order to hedge future changes in interest rates. This agreement effectively converted borrowings under Term Loan A, which is variable-rate debt, to a fixed-rate basis through the term of the loan. The fair value of the swap at June 18, 2005 was immaterial to the financial statements.
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
      Following the 2001 agreement with the United States and Ecuador, the EU is committed to replace the quota system with a tariff-only system no later than January 1, 2006. In January 2005, the EU formally notified the World Trade Organization of its intent to apply as of January 1, 2006 a single import duty of 230 euro per metric ton of bananas imported from Latin America to the EU. On March 31, 2005, Latin producing countries formally requested arbitration from the World Trade Organization to lower the tariff. On May 2, 2005, the World Trade Organization appointed a three member arbitration panel. The decision by this arbitration panel, rendered on August 1, 2005, deemed that the EU’s proposed tariff of 230 euro per metric ton is too high. We expect the EU will now propose another tariff amount. The EU’s second tariff proposal could also be subject to subsequent arbitration by the same panel. It is too early to predict what specific tariff level will result from such arbitration.
      European Union Antitrust Inquiry: The European Commission (“EC”) is investigating alleged violations of European Union competition (antitrust) laws by banana and pineapple importers and distributors operating within the European Economic Area (“EEA”). On June 2, 2005, EC conducted a search of certain of Dole’s offices in Europe. During this same period, the EC also conducted similar unannounced searches of other companies’ offices located in the European Union. The EC’s investigation is only in a preliminary stage, and the Company is cooperating with the authorities. Although no assurances can be given concerning the course or outcome of that EC investigation, Dole believes that it has not violated the European Union competition laws.
      Income Tax Audits: The Company believes its tax positions comply with the applicable tax laws and that it adequately provided for all tax related matters. The Company is subject to examination by taxing authorities in the various jurisdictions in which it files tax returns. Matters raised upon audit may involve substantial amounts and could result in material cash payments if resolved unfavorably; however, management does not believe that any material payments will be made related to these matters in the current fiscal year. In addition, management considers it unlikely that the resolution of these matters will have a materially adverse effect on its results of operation.
      Specifically, the Company has received a tax assessment in Honduras in the amount of approximately $137 million relating to the disposition of all of the Company’s interest in Cervecería Hondureña, S.A. in 2001. The Company is challenging the assessment and believes it is without merit. No reserve has been provided for this matter.

Supplemental Financial Information
      The following financial information has been presented, as management believes that it is useful information to some readers of the Company’s condensed consolidated financial statements (in thousands):

	June 18,	January 1,
	2005	2005

Balance Sheet Data:
Total working capital (current assets less current liabilities)	$486,101	$433,469
Total assets	$4,430,494	$4,331,617
Total debt	$1,932,356	$1,868,922
Total shareholders’ equity	$636,133	$677,873

	Quarter Ended

	June 18,	June 19,
	2005	2004

Other Financial Data:
Net income	$32,328	$67,943
Interest expense	32,398	34,653
Income taxes	9,689	14,915
Depreciation and amortization	34,313	31,316

EBITDA	$108,728	$148,827
EBITDA margin	7.1%	11.3%
Capital expenditures	$29,120	$15,735

	Half Year Ended

	June 18,	June 19,
	2005	2004

Other Financial Data:
Net income	$49,482	$128,777
Interest expense	68,457	69,394
Income taxes	63,110	28,088
Depreciation and amortization	67,779	63,674

EBITDA	$248,828	$289,933
EBITDA margin	8.4%	11.3%
Capital expenditures	$44,478	$28,021
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

      This Management’s Discussion and Analysis contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements, which are based on management’s assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by the use of terms such as “anticipate”, “will”, “expect”, “believe”, “should” or similar expressions. The potential risks and uncertainties that could cause the Company’s actual results to differ materially from those expressed or implied herein are set forth under the heading “Market Risk” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended January 1, 2005 and include: weather-related phenomena; market responses to industry volume pressures; product and raw materials supplies and pricing; electrical power supply and pricing; changes in interest and currency exchange rates; economic crises in developing countries; quotas, tariffs and other governmental actions and international conflict.
ITEM 3.     QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
      In the quarter and half year ended June 18, 2005, no material changes have occurred in the market risk disclosure presented in the Company’s Annual Report on Form 10-K for the year ended January 1, 2005.
ITEM 4.     CONTROLS AND PROCEDURES
      An evaluation was carried out as of June 18, 2005 under the supervision and with the participation of Dole’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act (Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Dole’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported by management of Dole on a timely basis in order to comply with Dole’s disclosure obligations under the Act and the SEC rules thereunder.
Changes in Internal Control Over Financial Reporting
      There were no changes in Dole’s internal control over financial reporting during the quarter ended June 18, 2005 that have materially affected, or are reasonably likely to materially affect, Dole’s internal control over financial reporting.
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
      Currently there are 571 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP or seeking enforcement of Nicaraguan judgments. Sixteen of these lawsuits are currently pending in various jurisdictions in the United States, including the three previously reported new cases pending in Los Angeles superior and federal district courts with 2,669 total Honduran, Panamanian and Guatemalan plaintiffs seeking unspecified damages. One case pending in Los Angeles Superior Court with 31 Nicaraguan plaintiffs has a trial date of July 17, 2006. The remaining cases are pending in Latin America and the Philippines, including 429 labor cases pending in Costa Rica under that country’s national insurance program. Claimed damages in DBCP cases worldwide total approximately $19.9 billion, with the lawsuits in Nicaragua representing approximately 75% of this amount. In almost all of the non-labor cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against the Company.
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
      Fifteen cases filed in civil courts in Managua, Nicaragua have resulted in judgments for the claimants: $489.4 million (nine cases with 468 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; $64.8 million (one case with 86 claimants) on June 15, 2004; and $27.7 million (one case with approximately 39 claimants) on March 17, 2005. In addition, active cases are currently pending in civil courts in Managua (11), Chinendega (8) and Puerto Cabezas (2). In one case pending before the District Civil Court in Chinendega, the period of proof has closed and the parties are awaiting a ruling by the court. In all of those cases but one in Chinendega which has been ordered to mediation and three recently served cases in Managua, the Company has sought to have the cases returned to the United States pursuant to Law 364. Notwithstanding, the Chinendega court denied the Company’s request in seven of the cases pending there; the Managua court denied the Company’s request with respect to one of the cases pending there; and the court in Puerto Cabezas denied the Company’s request with respect to the two cases there. The Company’s requests as to seven of the cases in Managua are still pending. The Company has appealed the two decisions of the court in Puerto Cabezas and the decision of the court in Managua and will appeal the seven decisions of the court in Chinendega once the Company has been served with those decisions.
      The claimants’ attempted enforcement of the December 11, 2002 judgment for $489.4 million in the United States resulted in a dismissal with prejudice of that action by the United States District Court for the Central District of California on October 20, 2003. The claimants have voluntarily dismissed their appeal of that decision which was pending before the United States Court of Appeals for the Ninth Circuit. Defendants’ motion for sanctions against Plaintiffs’ counsel is still pending before the Court of Appeals in that case.
      Claimants have also indicated their intent to seek enforcement of the Nicaraguan judgments in Ecuador, Venezuela and other countries in Latin America and elsewhere. In Venezuela, the claimants are attempting to enforce the Nicaraguan judgment for $489.4 million issued December 11, 2002 in that country’s Supreme

Court. Claimants have also recently filed an action to enforce a Nicaraguan judgment in the Colombian Supreme Court. In Ecuador, the claimants attempted to enforce the five Nicaraguan judgments issued between December 11, 2002 through June 15, 2004 in the Ecuador Supreme Court. The First, Second and Third Chambers of the Ecuador Supreme Court issued rulings refusing to consider those enforcement actions on the ground that the Supreme Court was not a court of competent jurisdiction for enforcement of a foreign judgment. The plaintiffs subsequently refiled those five enforcement actions in the civil court in Guayaquil, Ecuador. One of these subsequently filed enforcement actions was dismissed by the 3rd Civil Court in Guayaquil; plaintiffs have sought reconsideration of that dismissal. The remaining four enforcement actions are still pending.
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

Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits:

Exhibit
Number

10.8*	First Amendment, dated as of June 29, 2005, to the Credit Agreement, dated as of March 28, 2003 and amended and restated as of April 18, 2005, among DHM Holding Company, Inc., a Delaware corporation, Dole Holding Company, LLC, a Delaware limited liability company, Dole Food Company, Inc., a Delaware corporation, Solvest, Ltd., a company organized under the laws of Bermuda, the Lenders from time to time party hereto, Deutsche Bank AG New York Branch, as Administrative Agent, Banc Of America Securities LLC and The Bank Of Nova Scotia, as Co-Syndication Agents, Fortis Capital Corporation, Harris Trust and Savings Bank and Rabobank International, as Co-Documentation Agents and Deutsche Bank Securities Inc., Banc of America Securities LLC and The Bank Of Nova Scotia, as Joint Lead Arrangers and Book Runners.
31.1*	Certification by the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification by the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1†	Certification by the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2†	Certification by the Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith

†	Furnished herewith
(b) Reports on Form 8-K:
      On April 21, 2005, Dole Food Company, Inc. filed a Current Report on Form 8-K announcing an amendment and restatement of the Credit Agreement, dated as of March 28, 2003.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
August 2, 2005

DOLE FOOD COMPANY, INC.
REGISTRANT

By:	/s/ Joseph S. Tesoriero

Joseph S. Tesoriero
Vice President and
Chief Financial Officer

By:	/s/ Yoon J. Hugh

Yoon J. Hugh
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number

10.8*	First Amendment, dated as of June 29, 2005, to the Credit Agreement, dated as of March 28, 2003 and amended and restated as of April 18, 2005, among DHM Holding Company, Inc., a Delaware corporation, Dole Holding Company, LLC, a Delaware limited liability company, Dole Food Company, Inc., a Delaware corporation, Solvest, Ltd., a company organized under the laws of Bermuda, the Lenders from time to time party hereto, Deutsche Bank AG New York Branch, as Administrative Agent, Banc Of America Securities LLC and The Bank Of Nova Scotia, as Co-Syndication Agents, Fortis Capital Corporation, Harris Trust and Savings Bank and Rabobank International, as Co-Documentation Agents and Deutsche Bank Securities Inc., Banc of America Securities LLC and The Bank Of Nova Scotia, as Joint Lead Arrangers and Book Runners.
31.1*	Certification by the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification by the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1†	Certification by the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2†	Certification by the Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith

†	Furnished herewith