Form 10-Q
period 2005-10-08
DOLE FOOD COMPANY INC
filed 2005-11-22
CIK 18169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 8, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 17, 2005
Common Stock, $0.001 Par Value	1,000

DOLE FOOD COMPANY, INC.
INDEX

		Page
		Number

PART I	Financial Information
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Statements of Income — Quarter and Three Quarters Ended October 8, 2005 and October 9, 2004	3
	Condensed Consolidated Balance Sheets — October 8, 2005 and January 1, 2005	4
	Condensed Consolidated Statements of Cash Flows — Three Quarters Ended October 8, 2005 and October 9, 2004	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

PART II	Other Information
Item 1.	Legal Proceedings	34
Item 6.	Exhibits and Reports on Form 8-K	36
	Signatures	37
	Exhibit Index	38
	Certification by the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
	Certification by the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
	Certification by the Chairman and Chief Executive Office pursuant to Section 906 of the Sarbanes-Oxley Act
	Certification by the Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I.
FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands)

	Quarter Ended		Three Quarters Ended

	October 8,	October 9,	October 8,	October 9,
	2005	2004	2005	2004

Revenues, net	$1,645,009	$1,521,504	$4,613,493	$4,092,047
Cost of products sold	1,481,644	1,354,531	4,013,389	3,503,594

Gross margin	163,365	166,973	600,104	588,453
Selling, marketing and general and administrative expenses	136,642	125,042	358,842	319,836

Operating income	26,723	41,931	241,262	268,617
Other income (expense), net	18,418	2,546	(17,117)	323
Interest income	1,829	1,417	3,874	3,213
Interest expense	40,963	47,426	109,420	116,820

Income before income taxes	6,007	(1,532)	118,599	155,333
Income tax (benefit) expense	(11,597)	(6,465)	51,513	21,623

Net income	$17,604	$4,933	$67,086	$133,710

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	October 8,	January 1,
	2005	2005

ASSETS
Current Assets:
Cash and cash equivalents	$64,461	$79,217
Receivables, net of allowances of $65,113 and $65,533	663,249	617,952
Inventories	568,059	508,891
Prepaid expenses	60,705	63,742
Deferred income tax assets	39,703	43,551

Total current assets	1,396,177	1,313,353
Investments	77,305	94,481
Property, plant and equipment, net of accumulated depreciation of $678,135 and $586,800	1,482,725	1,516,355
Goodwill	537,671	536,865
Intangible assets, net	729,458	738,491
Other assets, net	147,520	132,072

Total assets	$4,370,856	$4,331,617

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$813,767	$847,982
Dividend payable to parent	3,400	—
Current portion of long-term debt	26,497	31,278
Notes payable	874	624

Total current liabilities	844,538	879,884
Long-term debt	1,951,565	1,837,020
Deferred income tax liabilities	375,598	396,622
Other long-term liabilities	530,500	519,994
Minority interests	21,242	20,224
Contingencies (Note 9)
Shareholders’ equity:
Common stock — $0.001 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	440,182	440,032
Retained earnings	215,831	226,145
Accumulated other comprehensive (loss) income	(8,600)	11,696

Total shareholders’ equity	647,413	677,873

Total liabilities and shareholders’ equity	$4,370,856	$4,331,617

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Quarters Ended

	October 8,	October 9,
	2005	2004

Operating activities
Net income	$67,086	$133,710
Adjustments to reconcile net income to cash flow provided by operating activities:
Depreciation and amortization	113,690	109,783
Purchase accounting step-up of inventory	—	3,739
Unrealized foreign currency exchange (gain) loss	(27,091)	(64)
Asset write-offs and net gain on sale of assets, net	(1,637)	(6,135)
Minority interest and equity earnings, net	(2,726)	(1,202)
Deferred income taxes	(16,200)	1,333
Premiums paid on early retirement of debt	33,047	—
Write-off of debt issuance costs	10,722	2,656
Amortization of debt issuance costs	4,789	6,935
Other	2,582	2,212
Changes in operating assets and liabilities:
Receivables	(66,492)	(41,914)
Inventories	(62,916)	(23,149)
Prepaid expenses and other assets	(15,947)	3,308
Accounts payable and accrued liabilities	44,239	(27,489)
Other long-term liabilities	16,182	14,724

Cash flow provided by operating activities	99,328	178,447

Investing activities
Proceeds from sales of assets	8,968	9,168
Proceeds from sale of investments	6,100	—
Acquisitions and investments	(51,062)	(172,764)
Capital additions	(81,332)	(57,503)
Repurchase of common stock in the going-private merger transaction	(399)	(1,300)
Transaction costs paid in the going-private merger transaction	—	(345)

Cash flow used in investing activities	(117,725)	(222,744)

Financing activities
Short-term debt borrowings	18,168	31,387
Short-term debt repayments	(36,044)	(31,697)
Long-term debt borrowings, net of debt issuance costs	1,313,087	589,689
Long-term debt repayments	(1,213,099)	(570,702)
Capital contributions	150	100,000
Dividends paid to minority shareholders	(2,694)	(5,464)
Dividends paid to Dole Holding Company, LLC	(74,000)	(20,000)

Cash flow provided by financing activities	5,568	93,213

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,927)	(2,043)

Increase (decrease) in cash and cash equivalents	(14,756)	46,873
Cash and cash equivalents at beginning of period	79,217	33,482

Cash and cash equivalents at end of period	$64,461	$80,355

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION
      In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) include all adjustments necessary, which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows. The Company operates under a 52/53-week year. The quarters ended October 8, 2005 and October 9, 2004 are sixteen weeks in duration. For a summary of significant accounting policies and additional information relating to the Company’s financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended January 1, 2005.
      Interim results are subject to seasonal variations and are not necessarily indicative of the results of operations for a full year. The Company’s operations are sensitive to a number of factors including weather-related phenomena and their effects on industry volumes, prices, product quality and costs. Operations are also sensitive to fluctuations in foreign currency exchange rates in both sourcing and selling locations as well as economic crises and security risks in developing countries.
      Certain amounts in the prior year financial statements and related footnotes have been reclassified to conform with the 2005 presentation.

2.	INCOME TAXES
      During October 2004, the American Jobs Creation Act of 2004 was signed into law, adding Section 965 to the Internal Revenue Code. Section 965 provides a special one-time deduction of 85% of certain foreign earnings that are repatriated under a domestic reinvestment plan, as defined therein. The effective federal tax rate on any qualified foreign earnings repatriated under Section 965 equals 5.25%. Taxpayers may elect to apply this provision to a qualified earnings repatriation made during calendar year 2005.
      During the second fiscal quarter of 2005, the Company repatriated $570 million of earnings from its foreign subsidiaries, of which approximately $485 million qualifies for the 85% dividends received deduction under Section 965. A tax provision of $39.2 million for the repatriation of certain foreign earnings has been recorded as income tax expense for the three quarters ended October 8, 2005.
      In addition to the income tax on repatriation of $39.2 million, income tax expense of $51.5 million for the three quarters ended October 8, 2005 includes $12.3 million of income tax expense, which reflects the Company’s expected effective income tax rate of approximately 10.4% for the fiscal year ending December 31, 2005. The income tax expense of $21.6 million for the three quarters ended October 9, 2004 reflects the Company’s then expected effective income tax rate for the fiscal year ended January 1, 2005, of approximately 14%.
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
      Income Tax Audits: The Company believes its tax positions comply with the applicable tax laws and that it adequately provided for all tax-related matters. The Company is subject to examination by taxing authorities in the various jurisdictions in which it files tax returns. Matters raised upon audit may involve substantial amounts and could result in material cash payments if resolved unfavorably; however, management does not believe that any material payments will be made related to these matters within the next year. In

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
addition, management considers it unlikely that the resolution of these matters will have a materially adverse effect on its financial position and results of operation.
      Honduran Tax Case: In 2005, the Company received a tax assessment from Honduras of approximately $137 million relating to the disposition of all of the Company’s interest in Cervecería Hondureña, S.A in 2001. The Company believes the assessment is without merit and filed an appeal with the Honduran tax authorities, which was denied. As a result of the denial in the administrative process, on August 5, 2005, the Company proceeded to the next stage of the appellate process by initiating judicial proceedings, technically a lawsuit against the Honduran government, in the Honduran Administrative Tax Trial Court, in order to negate the tax assessment. No reserve has been provided for this assessment.

3.	INVENTORIES
      The major classes of inventories were as follows (in thousands):

	October 8,	January 1,
	2005	2005

Finished products	$285,990	$232,193
Raw materials and work in progress	136,223	119,645
Crop-growing costs	99,558	116,295
Operating supplies and other	46,288	40,758

	$568,059	$508,891

4.	GOODWILL AND INTANGIBLE ASSETS
      Goodwill has been allocated to the Company’s reporting segments as follows (in thousands):

	Fresh	Fresh	Packaged	Fresh-cut
	Fruit	Vegetables	Foods	Flowers	Other	Total

Balance as of January 1, 2005	$375,676	$97,663	$63,526	$—	$—	$536,865
Additions	390	192	2,527	—	—	3,109
Resolution of tax contingency	(2,303)	—	—	—	—	(2,303)

Balance as of October 8, 2005	$373,763	$97,855	$66,053	$—	$—	$537,671

      The additions to goodwill during the three quarters ended October 8, 2005 relate primarily to a purchase price adjustment associated with the 2004 acquisition of Wood Holdings, Inc. (renamed Dole Packaged Frozen Foods, Inc.), a privately held frozen fruit producer and manufacturer. The purchase price adjustment is attributable to a change in the expected reimbursement of certain tax liabilities payable to the selling shareholders as a result of the transaction.
      The tax contingency adjustment is related to a favorable resolution of a tax matter that existed at the time of the going-private merger transaction.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      Details of the Company’s intangible assets were as follows (in thousands):

	October 8,	January 1,
	2005	2005

Amortized intangible assets:
Customer relationships	$38,501	$38,501
Licenses	20,688	20,688
Other amortized intangible assets	9,089	9,132

	68,278	68,321
Accumulated amortization — customer relationships	(8,370)	(5,542)
Accumulated amortization — licenses	(18,964)	(13,218)
Other accumulated amortization	(6,004)	(5,588)

Accumulated amortization — intangible assets	(33,338)	(24,348)

Intangible assets, net	34,940	43,973
Unamortized intangible assets:
Trademark, trade names and other related intangibles	694,518	694,518

Total intangible assets, net	$729,458	$738,491

      Amortization expense of intangible assets totaled $3.7 million, $9.2 million, $3.6 million and $8.9 million for the quarter and three quarters ended October 8, 2005 and October 9, 2004, respectively. As of October 8, 2005, the estimated remaining amortization expense associated with the Company’s intangible assets in each of the next five fiscal years is as follows (in thousands):

Fiscal Year	Amount

2005	$2,734
2006	$4,323
2007	$3,677
2008	$3,677
2009	$3,677
      The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, during the second quarter of fiscal 2005. This review indicated no impairment to goodwill or any of the Company’s indefinite-lived intangible assets.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.	LONG-TERM DEBT
      Long-term debt consisted of the following amounts (in thousands):

	October 8,	January 1,
	2005	2005

Unsecured debt:
8.625% notes due 2009	$350,000	$400,000
7.25% notes due 2010	400,000	400,000
8.875% notes due 2011	200,000	475,000
8.75% debentures due 2013	155,000	155,000
Secured debt:
Revolving credit facility	71,900	—
Term loan facilities	715,262	341,619
Contracts and notes due 2005 — 2010, at a weighted-average interest rate of 6.35% (7.84% in 2004)	2,614	2,801
Capital lease obligations	84,564	95,539
Unamortized debt discount	(1,278)	(1,661)

	1,978,062	1,868,298
Current maturities	(26,497)	(31,278)

	$1,951,565	$1,837,020

      The Company amortized deferred debt issuance costs of $1.5 million, $4.8 million, $2.7 million and $6.9 million during the quarter and three quarters ended October 8, 2005 and October 9, 2004, respectively. Weighted-average interest rates on the revolving credit facility and term loan facilities were 6.48% and 3.83%, respectively, at October 8, 2005. At October 8, 2005, the Company had $71.9 million of outstanding borrowings under the $300 million revolving credit portion of the senior secured credit facilities, and after taking into account approximately $86.4 million of outstanding letters of credit and bank guarantees issued against these facilities, had approximately $141.7 million available for future borrowings under these facilities.
      Provisions under the senior secured credit facilities and the indentures to the Company’s senior notes and debentures require the Company to comply with certain financial covenants. These covenants include financial performance measures, such as minimum required interest coverage ratio and maximum permitted leverage ratio, as well as limitations on, among other things, indebtedness, capital expenditures, investments, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. At October 8, 2005, the Company was in compliance with all applicable covenants.
      In April 2005, the Company executed an amendment and restatement of its senior secured credit facility agreement (the “Amended and Restated Credit Agreement”). The purpose of the amendment and restatement was to lower the Company’s overall effective interest rate and to more effectively match the Company’s debt structure to its foreign and domestic cash flows. Under the Amended and Restated Credit Agreement, the Company obtained financing through term loan borrowings (“Term Loan A” and “Term Loan B”), $350 million relating to Term Loan A (denominated in Japanese yen), $400 million relating to Term Loan B and $300 million of revolving credit facilities. Borrowings under Term Loan A and Term Loan B are repayable in quarterly tranches through 2010 and 2012, respectively. The Company may accelerate repayments under term loans at its option without penalty. In connection with the refinancing of the term loan facilities, the Company wrote-off deferred debt issuance costs of $1.5 million. As of October 8, 2005, the term loan facilities consisted of $322.2 million of Term Loan A and $393.1 million of Term Loan B.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      Provisions under the Amended and Restated Credit Agreement are similar to the pre-restatement provisions under the Company’s senior secured credit agreement; however, the provisions provide for somewhat less restrictive covenants and more favorable interest rates.
      In April 2005, in conjunction with the execution of the Amended and Restated Credit Agreement, the Company completed a tender offer to purchase for cash $325 million aggregate principal amount of the Company’s outstanding debt securities. The Company repurchased $275 million of its $475 million 8.875% unsecured Senior Notes due in 2011 and $50 million of its $400 million 8.625% unsecured Senior Notes due 2009. In connection with these repurchases, the Company recorded a loss on early retirement of debt of $42.3 million, which is included in other income (expense), net in the condensed consolidated statement of income for the three quarters ended October 8, 2005. The loss on early retirement of debt included a write-off of deferred debt issuance costs of $9.2 million as well as a bond premium expense of $33.1 million.
      In May 2005, the Company entered into an interest rate swap agreement in order to hedge future changes in interest rates. This agreement effectively converted borrowings under Term Loan A, which is variable-rate debt, to a fixed-rate basis through the term of the loan. The fair value of the swap at October 8, 2005 was $1.7 million.
      On June 29, 2005, the Company executed a technical amendment to its Amended and Restated Credit Agreement, which changed the scheduled amortization payment dates of the term loans from the last business day of the Company’s fiscal quarters to the last business day of the calendar quarters.

6.	SHAREHOLDERS’ EQUITY
Comprehensive Income
      The components of comprehensive income were as follows in each period:

	Quarter Ended

	October 8,	October 9,
	2005	2004

(In thousands)
Net income	$17,604	$4,933
Unrealized foreign currency exchange translation	(2,381)	2,798
Reclassification of realized cash flow hedging (gains) losses to net income	(2,682)	2,442
Unrealized net gain on cash flow hedging instruments	1,989	896

Comprehensive income	$14,530	$11,069

	Three Quarters Ended

	October 8,	October 9,
	2005	2004

(In thousands)
Net income	$67,086	$133,710
Unrealized foreign currency exchange translation	(21,840)	(5,045)
Reclassification of realized cash flow hedging (gains) losses to net income	(3,320)	9,047
Unrealized net gain on cash flow hedging instruments	4,864	5,833

Comprehensive income	$46,790	$143,545

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Dividends
      During the quarter and three quarters ended October 8, 2005, the Company declared dividends of $3.4 million and $77.4 million, respectively, to its parent company, Dole Holding Company, LLC. The Company paid dividends of $74 million during the three quarters ended October 8, 2005. As planned, the dividends are a return of the $100 million capital contribution made to the Company by Dole Holding Company, LLC during 2004.
      During the quarter and three quarters ended October 9, 2004, the Company paid cash dividends of $10 million and $20 million, respectively, to Dole Holding Company, LLC. In addition, during the quarter ended October 9, 2004, the Company entered into a transaction with a related party to exchange similarly valued land. The Company subsequently leased the land to another affiliated company to be used in the construction of a hotel, spa and wellbeing center by a subsidiary of DHM Holding Company, Inc. Due to its terms, the lease is treated for accounting purposes as a distribution of land and reflected as a non-cash dividend of $6.3 million to Dole Holding Company, LLC in the accompanying condensed consolidated financial statements. The non-cash dividend represents the tax adjusted value of land to be used in the construction of a hotel, spa and wellbeing center.
      The Company’s ability to declare future dividends is restricted under the terms of its senior secured credit facilities and bond indentures.

7.	EMPLOYEE BENEFIT PLANS
      The components of net periodic benefit cost for the Company’s U.S. and international pension plans and other postretirement benefit (“OPRB”) plans were as follows (in thousands):

	Pension Plans		OPRB Plans

	Quarter Ended		Quarter Ended

	October 8,	October 9,	October 8,	October 9,
	2005	2004	2005	2004

Components of net periodic benefit cost:
Service cost	$2,341	$2,040	$171	$28
Interest cost	8,378	6,853	1,360	1,586
Expected return on plan assets	(5,664)	(5,857)	—	—
Amortization of:
Unrecognized net loss	317	118	7	8
Unrecognized prior service cost (benefit)	20	23	(230)	(72)
Unrecognized net transition obligation	15	12	—	—
Settlements	—	3,279	—	—

	$5,407	$6,468	$1,308	$1,550

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Pension Plans		OPRB Plans

	Three Quarters Ended		Three Quarters Ended

	October 8,	October 9,	October 8,	October 9,
	2005	2004	2005	2004

(In thousands)
Components of net periodic benefit cost:
Service cost	$4,841	$5,188	$222	$72
Interest cost	18,995	17,049	3,287	3,966
Expected return on plan assets	(14,161)	(14,643)	—	—
Amortization of:
Unrecognized net loss	790	236	17	20
Unrecognized prior service cost (benefit)	51	25	(575)	(181)
Unrecognized net transition obligation	38	31	—	—
Settlements	—	3,279	—	—

	$10,554	$11,165	$2,951	$3,877

      In the third quarter of 2004, the Company terminated certain employees in Ecuador following a restructuring of one of the Company’s business units. In connection with this restructuring, the Company made severance payments and settled all pension benefit obligations in cash. As a result of these payments, the Company recognized expense of $3.3 million related to a settlement loss in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.
      The Company made $4 million and $10 million in voluntary pension contributions during the quarter and three quarters ended October 8, 2005, respectively, to its qualified U.S. pension plan. The Company estimates a total of $12 million voluntary contributions will be made to the qualified U.S. pension plan in 2005. Contributions to the qualified U.S. pension plan in excess of the minimum funding requirements are voluntary and may change depending on the Company’s operating performance or at management’s discretion.

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

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      Revenues from external customers and EBIT for the reportable operating segments and corporate and other were as follows (in thousands):

	Quarter Ended		Three Quarters Ended

	October 8,	October 9,	October 8,	October 9,
	2005	2004	2005	2004

Revenues from external customers:
Fresh fruit	$1,015,393	$985,570	$2,938,997	$2,769,066
Fresh vegetables	318,953	260,033	862,782	672,634
Packaged foods	252,808	224,563	638,461	491,357
Fresh-cut flowers	41,142	41,277	138,221	136,821
Other operating segments	16,713	10,061	35,032	22,169

	$1,645,009	$1,521,504	$4,613,493	$4,092,047

	Quarter Ended		Three Quarters Ended

	October 8,	October 9,	October 8,	October 9,
	2005	2004	2005	2004

EBIT:
Fresh fruit	$29,624	$47,237	$201,090	$221,864
Fresh vegetables	(3,768)	9,715	26,106	50,158
Packaged foods	25,291	12,098	64,010	42,410
Fresh-cut flowers	(3,046)	(5,447)	846	3,801
Other operating segments	255	72	768	261

Total operating segments	48,356	63,675	292,820	318,494
Corporate and other	(1,386)	(17,781)	(64,801)	(46,341)
Interest expense	40,963	47,426	109,420	116,820

Income before income taxes	$6,007	$(1,532)	$118,599	$155,333

      Total assets for the reportable operating segments and corporate and other were as follows (in thousands):

	October 8,	January 1,
	2005	2005

Fresh fruit	$2,277,862	$2,285,924
Fresh vegetables	425,504	428,851
Packaged foods	624,213	563,306
Fresh-cut flowers	155,229	144,137
Other operating segments	14,130	11,886

Total operating segments	3,496,938	3,434,104
Corporate and other	873,918	897,513

	$4,370,856	$4,331,617

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.	CONTINGENCIES
      The Company is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to its operations. At October 8, 2005, these guarantees of $3.2 million consisted primarily of amounts advanced under third-party bank agreements to independent growers that supply the Company with product, and other affiliates. The Company has not historically experienced any significant losses associated with these guarantees.
      As part of its normal business activities, the Company and its subsidiaries also provide guarantees to various regulatory authorities, primarily in Europe, in order to comply with foreign regulations when operating businesses overseas. These guarantees relate to customs duties and banana import license fees that are granted to the European Union member states’ agricultural authority. These guarantees are obtained from commercial banks in the form of letters of credit or bank guarantees. In addition, the Company issues letters of credit and bonds through major banking institutions and insurance companies as required by certain vendor and other operating agreements. As of October 8, 2005 total letters of credit and bonds outstanding were $108.2 million.
      The Company also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. The Company guaranteed $131.5 million of its subsidiaries’ obligations to their suppliers and other third parties as of October 8, 2005.
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

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      Currently there are 573 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP or seeking enforcement of Nicaraguan judgments. Seventeen of these lawsuits are currently pending in various jurisdictions in the United States, including one recently filed case in Los Angeles County Superior Court with 18 Nicaraguans seeking unspecified damages. One case pending in Los Angeles Superior Court with 31 Nicaraguan plaintiffs has a trial date of July 17, 2006. The remaining cases are pending in Latin America and the Philippines, including 396 labor cases pending in Costa Rica under that country’s national insurance program. Claimed damages in DBCP cases worldwide total approximately $26.7 billion, with the lawsuits in Nicaragua representing approximately 82% of this amount. In almost all of the non-labor cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against the Company.
      In Nicaragua, 138 cases are currently filed in various courts throughout the country, with all but one of the lawsuits brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional.
      Sixteen cases filed in civil courts in Managua, Nicaragua have resulted in judgments for the claimants: $489.4 million (nine cases with 468 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; $64.8 million (one case with 86 claimants) on June 15, 2004; $27.7 million (one case with 39 claimants) on March 17, 2005.; and $46.4 million (one case with 62 claimants). One case filed in civil court in Chinandega, Nicaragua has resulted in a judgment for the claimants in the amount of $98.5 million (150 claimants).
      Thirty-two new cases have recently been filed in civil courts in Managua (8) and Chinandega (24). In addition, active cases are currently pending in civil courts in Managua (10), Chinandega (8) and Puerto Cabezas (2). Six of the cases pending before the court in Chinandega have been consolidated for trial, the consolidated case seeks $3.4 billion on behalf of 1,708 claimants. In all of the active cases but two in Chinandega, and one in Managua, the Company has sought to have the cases returned to the United States pursuant to Law 364. Notwithstanding, the Chinandega court denied the Company’s request in the six consolidated cases pending there; the Managua court denied the Company’s request with respect to one of the cases pending there; and the court in Puerto Cabezas denied the Company’s request with respect to the two cases there. The Company’s requests as to eight of the cases in Managua are still pending. The Company has appealed the two decisions of the court in Puerto Cabezas, the decision of the court in Managua and the six decisions of the court in Chinandega.
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
      Claimants have also indicated their intent to seek enforcement of the Nicaraguan judgments in Ecuador, Venezuela and other countries in Latin America and elsewhere, including the United States. In Venezuela, the claimants are attempting to enforce five of the Nicaraguan judgments in that country’s Supreme Court: $489.4 million (December 11, 2002); $15.7 million (May 25, 2004); $64.8 million (June 15, 2004); and what is believed to be the judgments for $82.9 million (February 25, 2004) and $56.5 million (June 14, 2004). An action recently filed to enforce the $27.7 million Nicaraguan judgment (March 17, 2005) in the Colombian Supreme Court was dismissed. In Ecuador, the claimants attempted to enforce the five Nicaraguan judgments issued between February 25, 2004 through June 15, 2004 in the Ecuador Supreme Court. The First, Second

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
and Third Chambers of the Ecuador Supreme Court issued rulings refusing to consider those enforcement actions on the ground that the Supreme Court was not a court of competent jurisdiction for enforcement of a foreign judgment. The plaintiffs subsequently refiled those five enforcement actions in the civil court in Guayaquil, Ecuador. Two of these subsequently filed enforcement actions have been dismissed by the 3rd Civil Court — $15.7 million (May 25, 2004) — and the 12th Civil Court — $56.5 million (June 14, 2004) — in Guayaquil; plaintiffs have sought reconsideration of those dismissals. The remaining three enforcement actions are still pending.
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
      European Union Antitrust Inquiry and U.S. Class Action Lawsuits: The European Commission (“EC”) is investigating alleged violations of European Union competition (antitrust) laws by banana and pineapple importers and distributors operating within the European Economic Area (“EEA”). On June 2 and 3, 2005, the EC conducted a search of certain of the Company’s offices in Europe. During this same period, the EC also conducted similar unannounced searches of other companies’ offices located in the European Union. The EC’s investigation is in a preliminary stage, and the Company is cooperating with the authorities. Although no assurances can be given concerning the course or outcome of that EC investigation, the Company believes that it has not violated the European Union competition laws.
      Following the public announcement of the EC searches, a number of class action suits were filed against the Company and three competitors in the U.S. District Court for the Southern District of Florida. The suits were filed on behalf of entities that directly or indirectly purchased bananas from the defendants, and allege that the defendants conspired to artificially raise or maintain prices and control or restrict output of bananas. No specific information concerning the allegations is contained in the complaints. The Company believes these lawsuits are without merit.
      Honduran Tax Case: In 2005, the Company received a tax assessment from Honduras of approximately $137 million relating to the disposition of all of the Company’s interest in Cervecería Hondureña, S.A in 2001. The Company believes the assessment is without merit and filed an appeal with the Honduran tax authorities, which was denied. As a result of the denial in the administrative process, on August 5, 2005, the Company proceeded to the next stage of the appellate process by initiating judicial proceedings, technically a lawsuit against the Honduran government, in the Honduran Administrative Tax Trial Court, in order to negate the tax assessment.

10.	IMPACT OF HURRICANE KATRINA
      During the third quarter of 2005, the Company’s operations in the Gulf Coast area of the United States were impacted by Hurricane Katrina. The Company’s fresh fruit division utilizes the Gulfport, Mississippi port facility to receive and store product from its Latin American operations. The Gulfport facility, which is

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
leased from the Mississippi Port Authority, incurred significant damage from Hurricane Katrina. As a result of the damage sustained at the Gulfport terminal, the Company diverted shipments to other Dole port facilities including Freeport, Texas; Port Everglades, Florida; and Wilmington, Delaware. The Company has since resumed discharging shipments in Gulfport, although that facility has not yet been fully restored. The financial impact to the Company’s Fresh Fruit operations includes the loss of cargo and equipment, property damage and additional costs associated with re-routing product to other ports in the region. Equipment that was destroyed or damaged includes refrigerated and dry shipping containers, as well as chassis and generator-sets used for land transportation of the shipping containers.
      As of October 8, 2005, the Company recorded a total charge of $6.6 million primarily related to lost or destroyed property. The charge is comprised of owned assets with a net book value of $4.1 million, leased assets of $1.8 million representing amounts due to lessors and additional incremental expenses of $0.7 million. In addition, the Company recorded a receivable of $6 million for insurance recoveries related to cargo and property damage as of October 8, 2005. The Company maintains customary insurance for its property, including shipping containers, as well as for business interruption. The Company is continuing to work with its insurers to evaluate the extent of the costs incurred as a result of the hurricane damage and to determine the extent of the insurance coverage for that damage.

11.	GUARANTOR FINANCIAL INFORMATION
      In connection with the issuance of the 2011 Notes in March 2003 and the 2010 Notes in May 2003, all of the Company’s wholly-owned domestic subsidiaries (“Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the Company’s obligations under the indentures related to such Notes and to the Company’s 2009 Notes and 2013 Debentures (the “Guarantees”). Each Guarantee is subordinated in right of payment to the Guarantors’ existing and future senior debt, including obligations under the senior secured credit facility, and will rank pari passu with all senior subordinated indebtedness of the applicable Guarantor. All Guarantors are 100% owned by the Company.
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
      The following are condensed consolidating statements of income of the Company for the quarters and three quarters ended October 8, 2005 and October 9, 2004; condensed consolidating balance sheets as of October 8, 2005 and January 1, 2005; and condensed consolidating statements of cash flows for the three quarters ended October 8, 2005 and October 9, 2004.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Quarter Ended October 8, 2005

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$166,531	$670,087	$1,139,667	$(331,276)	$1,645,009
Cost of products sold	126,553	624,213	1,055,686	(324,808)	1,481,644

Gross margin	39,978	45,874	83,981	(6,468)	163,365
Selling, marketing and general and administrative expenses	40,392	38,230	64,488	(6,468)	136,642

Operating income	(414)	7,644	19,493	—	26,723
Equity in subsidiary income	34,189	27,286	—	(61,475)	—
Other income (expense), net	(390)	(1,252)	20,060	—	18,418
Interest income	217	54	1,558	—	1,829
Interest expense	30,164	106	10,693	—	40,963

Income before income taxes	3,438	33,626	30,418	(61,475)	6,007
Income tax (benefit) expense	(14,166)	(1,724)	4,293	—	(11,597)

Net income	$17,604	$35,350	$26,125	$(61,475)	$17,604

For the Quarter Ended October 9, 2004

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$145,731	$571,260	$1,096,677	$(292,164)	$1,521,504
Cost of products sold	119,602	516,444	1,000,190	(281,705)	1,354,531

Gross margin	26,129	54,816	96,487	(10,459)	166,973
Selling, marketing and general and administrative expenses	28,674	41,121	65,706	(10,459)	125,042

Operating income	(2,545)	13,695	30,781	—	41,931
Equity in subsidiary income	17,832	26,260	—	(44,092)	—
Other income (expense), net	(380)	(2,164)	5,090	—	2,546
Interest income	65	97	1,255	—	1,417
Interest expense	41,404	74	5,948	—	47,426

Income before income taxes	(26,432)	37,814	31,178	(44,092)	(1,532)
Income tax (benefit) expense	(31,365)	20,086	4,814	—	(6,465)

Net income	$4,933	$17,728	$26,364	$(44,092)	$4,933

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Three Quarters Ended October 8, 2005

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$419,686	$1,851,143	$3,258,326	$(915,662)	$4,613,493
Cost of products sold	315,164	1,698,033	2,902,619	(902,427)	4,013,389

Gross margin	104,522	153,110	355,707	(13,235)	600,104
Selling, marketing and general and administrative expenses	100,716	97,485	173,876	(13,235)	358,842

Operating income	3,806	55,625	181,831	—	241,262
Equity in subsidiary income	218,129	179,801	—	(397,930)	—
Other income (expense), net	(44,677)	(618)	28,178	—	(17,117)
Interest income	364	129	3,381	—	3,874
Interest expense	87,220	219	21,981	—	109,420

Income before income taxes	90,402	234,718	191,409	(397,930)	118,599
Income tax expense	23,316	15,723	12,474	—	51,513

Net income	$67,086	$218,995	$178,935	$(397,930)	$67,086

For the Three Quarters Ended October 9, 2004

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$361,426	$1,522,875	$3,049,061	$(841,315)	$4,092,047
Cost of products sold	283,020	1,354,516	2,695,689	(829,631)	3,503,594

Gross margin	78,406	168,359	353,372	(11,684)	588,453
Selling, marketing and general and administrative expenses	82,273	87,133	162,114	(11,684)	319,836

Operating income (loss)	(3,867)	81,226	191,258	—	268,617
Equity in subsidiary income	208,039	171,672	—	(379,711)	—
Other income (expense), net	(866)	(2,366)	3,555	—	323
Interest income	121	227	2,865	—	3,213
Interest expense	101,047	181	15,592	—	116,820

Income before income taxes	102,380	250,578	182,086	(379,711)	155,333
Income tax (benefit) expense	(31,330)	43,844	9,109	—	21,623

Net income	$133,710	$206,734	$172,977	$(379,711)	$133,710

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
As of October 8, 2005

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$10,246	$(7,828)	$62,043	$—	$64,461
Receivables, net of allowances	119,586	124,981	418,682	—	663,249
Inventories	101,393	147,517	319,149	—	568,059
Prepaid expenses	4,415	13,574	42,716	—	60,705
Deferred income tax assets	19,899	13,904	5,900	—	39,703

Total current assets	255,539	292,148	848,490	—	1,396,177
Investments	2,338,177	1,720,345	75,638	(4,056,855)	77,305
Property, plant and equipment, net	302,522	355,112	825,091	—	1,482,725
Goodwill	18,219	145,687	373,765	—	537,671
Intangible assets, net	711,430	13,887	4,141	—	729,458
Other assets, net	35,799	9,585	102,136	—	147,520

Total assets	$3,661,686	$2,536,764	$2,229,261	$(4,056,855)	$4,370,856

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$77,977	$326,207	$409,583	$—	$813,767
Dividend payable to parent	3,400	—	—	—	3,400
Current portion of long-term debt	(300)	732	26,065	—	26,497
Notes payable	—	858	16	—	874

Total current liabilities	81,077	327,797	435,664	—	844,538
Intercompany payables (receivables)	1,046,798	(205,586)	(841,212)	—	—
Long-term debt	1,175,921	1,810	773,834	—	1,951,565
Deferred income tax liabilities	299,003	34,918	41,677	—	375,598
Other long-term liabilities	411,474	39,169	79,857	—	530,500
Minority interests	—	6,931	14,311	—	21,242
Total shareholders’ equity	647,413	2,331,725	1,725,130	(4,056,855)	647,413

Total liabilities and shareholders’ equity	$3,661,686	$2,536,764	$2,229,261	$(4,056,855)	$4,370,856

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

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Quarters Ended October 8, 2005

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
OPERATING ACTIVITIES
Cash flow provided by operating activities	$533,640	$593,764	$108,637	$(1,136,713)	$99,328

INVESTING ACTIVITIES
Proceeds from sales of assets	2,616	83	6,269	—	8,968
Proceeds from sale of investments	—	—	6,100	—	6,100
Acquisitions and investments	—	—	(51,062)	—	(51,062)
Capital additions	(4,849)	(19,068)	(57,415)	—	(81,332)
Repurchase of common stock in the going-private merger transaction	(399)	—	—	—	(399)

Cash flow used in investing activities	(2,632)	(18,985)	(96,108)	—	(117,725)

FINANCING ACTIVITIES
Short-term debt borrowings	—	1,179	16,989	—	18,168
Short-term debt repayments	—	(19,071)	(16,973)	—	(36,044)
Long-term debt borrowings, net of debt issuance costs	409,300	973	902,814	—	1,313,087
Long-term debt repayments	(865,448)	(709)	(346,942)	—	(1,213,099)
Intercompany dividends	—	(566,713)	(570,000)	1,136,713	—
Dividends paid to minority shareholders	—	(1,545)	(1,149)	—	(2,694)
Dividends paid to Dole Holding Company, LLC	(74,000)	—	—	—	(74,000)
Capital contributions	150	—	—	—	150

Cash flow provided by (used in) financing activities	(529,998)	(585,886)	(15,261)	1,136,713	5,568

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	—	(1,927)	—	(1,927)

Increase (decrease) in cash and cash equivalents	1,010	(11,107)	(4,659)	—	(14,756)
Cash and cash equivalents at beginning of period	9,236	3,279	66,702	—	79,217

Cash and cash equivalents at end of period	$10,246	$(7,828)	$62,043	$—	$64,461

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Quarters Ended October 9, 2004

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$(48,088)	$22,501	$204,034	$—	$178,447

INVESTING ACTIVITIES
Proceeds from sales of assets	3,138	347	5,683	—	9,168
Acquisitions and investments	(169,595)	(32)	(3,137)	—	(172,764)
Capital additions	(4,542)	(12,272)	(40,689)	—	(57,503)
Repurchase of common stock in the going-private merger transaction	(1,300)	—	—	—	(1,300)
Transaction costs paid in the going-private merger transaction	(345)	—	—	—	(345)

Cash flow used in investing activities	(172,644)	(11,957)	(38,143)	—	(222,744)

FINANCING ACTIVITIES
Short-term debt borrowings	—	1,051	30,336	—	31,387
Short-term debt repayments	—	(1,233)	(30,464)	—	(31,697)
Long-term debt borrowings, net of debt issuance costs	568,950	661	20,078	—	589,689
Long-term debt repayments	(418,950)	(621)	(151,131)	—	(570,702)
Capital contributions	100,000	—	—		100,000
Dividends paid to minority shareholders	—	(18)	(5,446)	—	(5,464)
Dividends paid to Dole Holding Company, LLC	(20,000)	—	—	—	(20,000)

Cash flow provided by (used in) financing activities	230,000	(160)	(136,627)	—	93,213

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	—	(2,043)	—	(2,043)

Increase in cash and cash equivalents	9,268	10,384	27,221	—	46,873
Cash and cash equivalents at beginning of period	7,424	(20,498)	46,556	—	33,482

Cash and cash equivalents at end of period	$16,692	$(10,114)	$73,777	$—	$80,355

DOLE FOOD COMPANY, INC.
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Overview
      In the third quarter of 2005, the Company’s revenues increased 8% and operating income fell 36% compared to the prior year. Revenues during the third quarter were driven by overall growth in the fresh vegetables, fresh fruit and packaged foods operating segments. Operating income during the quarter was adversely impacted by higher production costs, higher shipping and distribution costs and an increase in selling and marketing expenses. Higher production costs were driven by significantly higher commodity costs and the weakness of the U.S. dollar versus many of the currencies in which the Company sources its production. Higher shipping and distribution costs were the result of higher fuel costs. Net income was $17.6 million for the third quarter of 2005 compared to $4.9 million in the third quarter of 2004. The increase was primarily due to unrealized foreign currency exchange gains relating to the Company’s Japanese yen denominated term loan and the benefit of a lower fiscal year 2005 effective tax rate.
      During the third quarter of 2005, the Company’s operations in the Gulf Coast area of the United States were impacted by Hurricane Katrina. The Company’s fresh fruit division utilizes the Gulfport, Mississippi port facility to receive and store product from its Latin American operations. The Gulfport facility, which is leased from the Mississippi Port Authority, incurred significant damage from Hurricane Katrina. As a result of the damage sustained at the Gulfport terminal, the Company diverted shipments to other Dole port facilities including Freeport, Texas; Port Everglades, Florida; and Wilmington, Delaware. The Company has since resumed discharging shipments in Gulfport, although that facility has not yet been fully restored. The financial impact to the Company’s Fresh Fruit operations includes the loss of cargo and equipment, property damage and additional costs associated with re-routing product to other ports in the region. Equipment that was destroyed or damaged includes refrigerated and dry shipping containers, as well as chassis and generator-sets used for land transportation of the shipping containers.
      As of October 8, 2005, the Company recorded a total charge of $6.6 million primarily related to lost or destroyed property. The charge is comprised of owned assets with a net book value of $4.1 million, leased assets of $1.8 million representing amounts due to lessors and additional incremental expenses of $0.7 million. In addition, the Company recorded a receivable of $6 million for insurance recoveries related to cargo and property damage as of October 8, 2005. The Company maintains customary insurance for its property, including shipping containers, as well as for business interruption. The Company is continuing to work with its insurers to evaluate the extent of the costs incurred as a result of the hurricane damage and to determine the extent of the insurance coverage for that damage.
Results of Operations
      Selected results of operations for the quarters and three quarters ended October 8, 2005 and October 9, 2004 were as follows (in thousands):

	Quarter Ended		Three Quarters Ended

	October 8,	October 9,	October 8,	October 9,
	2005	2004	2005	2004

Revenues, net	$1,645,009	$1,521,504	$4,613,493	$4,092,047
Operating income	$26,723	$41,931	$241,262	$268,617
Interest income and other income (expense), net	$20,247	$3,963	$(13,243)	$3,536
Interest expense	$40,963	$47,426	$109,420	$116,820
Income tax (benefit) expense	$(11,597)	$(6,465)	$51,513	$21,623
Net income	$17,604	$4,933	$67,086	$133,710

Revenues
      For the quarter ended October 8, 2005, revenues increased 8% to $1.65 billion from $1.52 billion in the quarter ended October 9, 2004. The increase is primarily due to higher volumes of bananas in North America, higher volumes of pineapples in North America, Europe and Asia and higher worldwide sales of packaged food products. Revenues in the fresh vegetables segment benefited $36.5 million as a result of the acquisition of Coastal Berry Company, LLC (renamed Dole Berry Company, LLC) during the fourth quarter of 2004. These increases were partially offset by lower activity in the European ripening and distribution business and lower deciduous fruit sales in Latin America and Asia. In addition, U.S. dollar exchange rates adversely impacted revenues, primarily in the fresh fruit segment, by approximately $5.7 million.
      For the three quarters ended October 8, 2005, revenues increased 13% to $4.61 billion from $4.09 billion in the prior year. Revenues benefited from the following: the acquisition of Wood Holdings, Inc. (renamed Dole Packaged Frozen Foods, Inc.) and Dole Berry Company, higher sales of bananas worldwide, higher volumes of pineapples in North America, Europe and Asia, expanded activity in the commercial cargo and European ripening and distribution businesses and higher sales in both packaged food products and fresh vegetables. These increases were partially offset by lower deciduous fruit sales in Latin America and Asia. Dole Packaged Frozen Foods and Dole Berry Company added a combined $195 million to revenues for the three quarters ended October 8, 2005. Favorable U.S. dollar exchange rates versus the euro, Swedish krona and Japanese yen positively impacted revenues, primarily in the fresh fruit segment, by approximately $41 million.
Operating Income
      For the quarter ended October 8, 2005, operating income decreased to $26.7 million from $41.9 million in the quarter ended October 9, 2004. The decrease was primarily attributable to lower operating results from the Company’s fresh fruit and fresh vegetables segments, partially offset by improved operating results in the packaged foods segment. Operating results were adversely impacted by significantly higher commodity costs (including container board, tin plate, plastic resins and fuel). Overall, the impact of foreign currency exchange rates in both sourcing and selling locations had a net favorable impact of $1 million, net of hedges, for the quarter ended October 8, 2005.
      For the three quarters ended October 8, 2005, operating income decreased to $241.3 million from $268.6 million in the prior year. The decrease was primarily attributable to significantly higher commodity costs. Overall, the impact of foreign currency exchange rates in both sourcing and selling locations had a net unfavorable impact of $3.6 million, net of hedges, during the three quarters ended 2005.
Interest Income and Other Income (Expense), Net
      For the quarter ended October 8, 2005, interest income and other income (expense), net was $20.2 million compared to $4 million in the prior year. The increase was primarily due to a $15.8 million unrealized foreign currency exchange gain relating to the Company’s Japanese yen denominated term loan.
      For the three quarters ended October 8, 2005, interest income and other income (expense), net was a loss of $13.2 million compared to income of $3.5 million in the prior year. The decrease was primarily due to a $43.8 million expense related to the early retirement of debt in connection with the Company’s refinancing and bond tender transactions during the second quarter of 2005. This decrease was partially offset by $22.2 million of unrealized foreign currency exchange gains relating to the Company’s Japanese yen denominated term loan and British pound sterling denominated vessel capital lease obligation. The term loan and vessel lease obligation are held by subsidiaries whose functional currency is the U.S. dollar. Therefore, the strengthening of the U.S. dollar against the Japanese yen and British pound sterling during the three quarters ended October 8, 2005 resulted in unrealized foreign currency exchange translation gains.

Interest Expense
      Interest expense for the quarter ended October 8, 2005 was $41 million compared to $47.4 million in the quarter ended October 9, 2004. Interest expense decreased primarily as a result of lower overall effective borrowing rates due to the Company’s second quarter of 2005 refinancing and bond tender transactions.
      Interest expense for the three quarters ended October 8, 2005 was $109.4 million compared to $116.8 million in the three quarters ended October 9, 2004. The decrease in interest expense was primarily attributable to the same factors that impacted the third quarter.
Income Tax (Benefit) Expense
      Income tax (benefit) expense for the quarter and three quarters ended October 8, 2005 were $(11.6) million and $51.5 million, respectively, which reflect the Company’s expected effective income tax rate of approximately 10.4% on earnings for the fiscal year ending December 31, 2005. The $11.6 million income tax benefit for the third quarter includes $12.3 million of benefit to adjust the year-to-date effective income tax rate to 10.4%. In the first and second quarters of 2005, the Company had expected an effective full year income tax rate of 21%. The decrease in the expected effective tax rate for the year reflects lower taxable income in North America than previously anticipated. Also, included in income tax expense for the quarter and three quarters ended October 8, 2005 was $0.1 million and $39.2 million, respectively, on the repatriation of $570 million of foreign earnings in accordance with the American Jobs Creation Act of 2004. These foreign earnings were previously considered indefinitely invested outside the U.S. and accordingly no income tax had been provided. The income tax (benefit) expense of $(6.5) million and $21.6 million for the quarter and three quarters ended October 9, 2004, respectively, reflects the Company’s then expected effective income tax rate for the fiscal year ended January 1, 2005, of approximately 14%.
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

      Revenues from external customers and EBIT for the reportable operating segments and corporate and other were as follows:

	Quarter Ended		Three Quarters Ended

	October 8,	October 9,	October 8,	October 9,
	2005	2004	2005	2004

(In thousands)
Revenues from external customers:
Fresh fruit	$1,015,393	$985,570	$2,938,997	$2,769,066
Fresh vegetables	318,953	260,033	862,782	672,634
Packaged foods	252,808	224,563	638,461	491,357
Fresh-cut flowers	41,142	41,277	138,221	136,821
Other operating segments	16,713	10,061	35,032	22,169

	$1,645,009	$1,521,504	$4,613,493	$4,092,047

	Quarter Ended		Three Quarters Ended

	October 8,	October 9,	October 8,	October 9,
	2005	2004	2005	2004

(In thousands)
EBIT:
Fresh fruit	$29,624	$47,237	$201,090	$221,864
Fresh vegetables	(3,768)	9,715	26,106	50,158
Packaged foods	25,291	12,098	64,010	42,410
Fresh-cut flowers	(3,046)	(5,447)	846	3,801
Other operating segments	255	72	768	261

Total operating segments	48,356	63,675	292,820	318,494
Corporate and other	(1,386)	(17,781)	(64,801)	(46,341)
Interest expense	40,963	47,426	109,420	116,820

Income before income taxes	$6,007	$(1,532)	$118,599	$155,333

Fresh Fruit
      Fresh fruit revenues in the quarter ended October 8, 2005 increased 3% to $1.02 billion from $986 million in the quarter ended October 9, 2004. The increase in fresh fruit revenues was primarily due to the following: improved volumes of bananas sold in North America and Asia, improved banana pricing in Europe, improved volumes of pineapples sold in North America, Europe, and Asia, higher commercial cargo rates and higher sales of grapes in North America. Revenues were also affected by lower activity in the European ripening and distribution business and lower sales of deciduous fruit in Asia and North America. There were also lower sales of pistachios in North America due to the seasonality and timing of the pistachio harvest. Fresh fruit revenues in the three quarters ended October 8, 2005 increased 6% to $2.94 billion from $2.77 billion in the three quarters ended October 9, 2004. Revenues for the three quarters were impacted mainly by the same factors affecting sales in the third quarter. However, results for the European ripening and distribution business for the three quarters ended October 8, 2005 increased from prior year mostly due to growth in the German operations in 2005. Foreign currency exchange rates versus the U.S. dollar adversely impacted fresh fruit revenues for the quarter ended October 8, 2005 by approximately $6 million. For the three quarters ended October 8, 2005, foreign currency exchange rates versus the U.S. dollar favorably impacted revenues by approximately $38 million.
      Fresh fruit EBIT in the quarter ended October 8, 2005 decreased 37% to $29.6 million from $47.2 million in the quarter ended October 9, 2004. EBIT decreased primarily as a result of higher product costs impacting fresh pineapples in Europe and Asia, as well as North American bananas and the deciduous fruit operations. In addition,

EBIT was impacted by higher shipping and distribution costs across all businesses due to higher fuel costs and higher marketing and selling costs. Lower pistachio earnings, due to the seasonality and timing of harvest, also impacted fresh fruit EBIT. These decreases were partially offset by higher pricing in Europe bananas and the absence of a $5.8 million restructuring charge in Ecuador recorded in 2004. The impact of exchange rates, net of hedges, reduced EBIT for the quarter ended October 8, 2005 by approximately $1.2 million. Fresh fruit EBIT in the three quarters ended October 8, 2005 decreased 9% to $201.1 million from $221.9 million in the three quarters ended October 9, 2004. The decrease was primarily due to the same factors impacting EBIT in the third quarter. The impact of exchange rates on the three quarters ended October 8, 2005, net of hedges, was a benefit of $3.1 million. This benefit was due in part to an unrealized foreign currency exchange gain relating to the Company’s British pound sterling denominated vessel capital lease obligation.
Fresh Vegetables
      Fresh vegetables revenues for the quarter ended October 8, 2005 increased 23% to $319 million from $260 million in the quarter ended October 9, 2004. The increase was due to higher volumes of both commodity vegetables and packaged salads in North America, as well as the acquisition of Dole Berry Company, a producer of fresh berries, during October 2004. The increase in revenues was partially offset by lower pricing in both the commodity vegetables and packaged salads businesses. Fresh vegetables revenues for the three quarters ended October 8, 2005 increased 28% to $863 million from $673 million for the three quarters ended October 9, 2004. Revenues for the three quarters were impacted mainly by the same factors affecting revenues in the third quarter. Dole Berry Company’s revenues were $36.5 million and $118.9 million for the quarter and three quarters ended October 8, 2005, respectively.
      Fresh vegetables EBIT for the quarter ended October 8, 2005 was a loss of $3.8 million compared to earnings of $9.7 million in the quarter ended October 9, 2004. The decrease in EBIT was mainly attributable to significantly higher growing and distribution costs in commodity vegetables, higher production costs in the packaged salads business and lower pricing. Fresh vegetables EBIT for the three quarters ended October 8, 2005 decreased 48% to $26.1 million from $50.2 million in the three quarters ended October 9, 2004. EBIT decreased primarily as a result of the same factors that affected EBIT in the third quarter and higher selling expenses in the Asia commodity vegetables business. Dole Berry Company’s EBIT was a loss of $4.9 million and $1.4 million for the quarter and three quarters ended October 8, 2005, respectively. The Dole Berry loss of $4.9 million was attributable to weaker strawberry pricing and higher harvesting costs.
Packaged Foods
      Packaged foods revenues for the quarter ended October 8, 2005 increased 13% to $252.8 million from $224.6 million in the quarter ended October 9, 2004. The increase in revenues was driven by higher sales of fruit bowls, fruit in plastic jars, canned solid pineapple and juice in North America and higher volumes of concentrate and fruit bowls in Europe. Packaged foods revenues for the three quarters ended October 8, 2005 increased 30% to $638.5 million from $491.4 million in the three quarters ended October 9, 2004. The increase in revenues for the three quarters ended October 8, 2005 was primarily attributable to the same factors that drove the increase in the third quarter. Revenues were also impacted by higher volumes of concentrate and fruit bowls in Japan and increased revenues due to the acquisition of Dole Packaged Frozen Foods in June 2004, partially offset by lower concentrate sales in North America. Dole Packaged Frozen Foods, a frozen fruit producer and manufacturer, had revenues of $121.7 million in the three quarters ended October 8, 2005 compared to revenues of $45.5 million in the three quarters ended October 9, 2004.
      EBIT in the packaged foods segment for the quarter ended October 8, 2005 increased to $25.3 million from $12.1 million in the quarter ended October 9, 2004. EBIT for the quarter increased primarily as a result of higher pricing in North America partially offset by higher selling, general and administrative expenses. EBIT for the three quarters ended October 8, 2005 increased 51% to $64 million from $42.4 million in the three quarters ended October 9, 2004. EBIT increased primarily as a result of the same factors that drove the increase in EBIT in the third quarter. Dole Packaged Frozen Foods had earnings of $2.8 million in the three quarters ended October 8, 2005 compared to a loss of $0.1 million in the three quarters ended October 9, 2004.

The loss of $0.1 million includes a non-cash charge of $3.7 million related to the step-up of inventory in the allocation of the purchase price.
Fresh-Cut Flowers
      Fresh-cut flowers revenues for the quarter ended October 8, 2005 were $41.1 million compared to $41.3 million in the quarter ended October 9, 2004. Revenues remained relatively unchanged as lower sales in the wholesale market were partially offset by higher volumes sold in the retail market. Revenues for the three quarters ended October 8, 2005 increased 1% to $138.2 million from $136.8 million in the three quarters ended October 9, 2004. The growth in revenues was primarily due to higher sales to the retail market.
      EBIT in the fresh-cut flowers segment for the quarter ended October 8, 2005 improved to a loss of $3 million from a loss of $5.4 million in the quarter ended October 9, 2004. The increase in EBIT was primarily a result of incentives received from the Colombian government related to foreign currency hedges and lower labor costs in the U.S. These factors were partially offset by higher product costs resulting from the weakening of the U.S. dollar against the Colombian peso and higher purchases from third party growers. Fresh-cut flowers EBIT for the three quarters ended October 8, 2005 decreased to $0.8 million from $3.8 million in the three quarters ended October 9, 2004. The decrease in EBIT was mainly due to higher product costs resulting from unfavorable exchange rates between the U.S. dollar and the Colombian peso and higher shipping costs. These factors were partially offset by foreign currency hedge incentives from the Colombian government, higher sales volume in the retail market and lower general and administrative expenses. The weakening of the U.S. dollar against the Colombian peso adversely impacted EBIT by approximately $1.3 million and $6.6 million, net of hedges, during the quarter and three quarters ended October 8, 2005, respectively.
Corporate and Other
      Corporate and other EBIT was a loss of $1.1 million in the quarter ended October 8, 2005 compared to a loss of $17.7 million in the quarter ended October 9, 2004. The improvement in EBIT for the quarter was primarily due to unrealized foreign currency exchange gains of $15.8 million related to the Company’s Japanese yen denominated term loan. Corporate and other EBIT was a loss of $64 million for the three quarters ended October 8, 2005 compared to a loss of $46.1 million. The decrease in EBIT for the three quarters is primarily due to expenses of $43.8 million incurred in connection with the early retirement of debt and the related refinancing and bond tender transactions. This was partially offset by $16.4 million of unrealized foreign currency exchange gains related to the Company’s Japanese yen denominated term loan.
Liquidity and Capital Resources
      In the three quarters ended October 8, 2005, cash flows provided by operating activities were $99.3 million compared to cash flows provided by operating activities of $178.4 million in the three quarters ended October 9, 2004. Cash provided by operating activities was $79.1 million lower, primarily due to lower net income resulting from significant refinancing costs, higher receivables associated with higher sales in 2005, and higher inventories, primarily in the packaged foods business, to meet higher anticipated sales demand. These factors were partially offset by significantly higher payables from operations and the accrual of income taxes payable related to the provision on repatriated foreign earnings.
      Cash flows used in investing activities was approximately $117.7 million in the three quarters ended October 8, 2005, compared to cash flows used of $222.7 million in the three quarters ended October 9, 2004. The decrease in cash outflow during 2005 was primarily due to less cash used for acquisitions. The Company paid $167 million during the second quarter of 2004 for Dole Packaged Frozen Foods compared to $47.1 million paid during 2005 for the minority interest in Saba. This increase in cash was partially offset by higher capital expenditures of $23.8 million.
      Cash flows provided by financing activities decreased to $5.6 million in the three quarters ended October 8, 2005 compared to cash flows provided by financing activities of $93.2 million in the three quarters ended October 9, 2004. The decrease of $87.6 million is due to an equity contribution of $100 million made by

Dole Holding Company, LLC in 2004. In addition, dividends of $74 million were paid to Dole Holding Company, LLC in 2005 as a return of its capital contribution, compared to $20 million of dividends paid in 2004. These items were offset by higher current year debt borrowings, net of repayments, of $63.4 million.
      As of October 8, 2005, the Company had outstanding balances under its senior secured term loan facilities of approximately $715.3 million. The Company also had $71.9 million of outstanding borrowings under the $300 million revolving credit portion of the senior secured credit facilities, and after taking into account approximately $86.4 million of outstanding letters of credit and bank guarantees issued against these facilities, had approximately $141.7 million available for future borrowings under these facilities.
      Provisions under the senior secured credit facilities and the indentures to the Company’s senior notes and debentures require the Company to comply with certain financial covenants. These covenants include financial performance measures, such as minimum required interest coverage ratio and maximum permitted leverage ratio, as well as limitations on, among other things, indebtedness, capital expenditures, investments, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. At October 8, 2005, the Company was in compliance with all applicable covenants.
      In April 2005, the Company executed an amendment and restatement of its senior secured credit facility agreement (the “Amended and Restated Credit Agreement”). The purpose of the amendment and restatement was to lower the Company’s overall effective interest rate and to more effectively match the Company’s debt structure to its foreign and domestic cash flows. Under the Amended and Restated Credit Agreement, the Company obtained financing through term loan borrowings (“Term Loan A” and “Term Loan B”), $350 million relating to Term Loan A (denominated in Japanese yen), $400 million relating to Term Loan B and $300 million of revolving credit facilities. Borrowings under Term Loan A and Term Loan B are repayable in quarterly tranches through 2010 and 2012, respectively. The Company may accelerate repayments under term loans at its option without penalty. In connection with the refinancing of the term loan facilities, the Company wrote-off deferred debt issuance costs of $1.5 million during the second quarter of 2005. As of October 8, 2005, the term loan facilities consisted of $322.2 million of Term Loan A and $393.1 million of Term Loan B.
      Provisions under the Amended and Restated Credit Agreement are similar to the pre-restatement provisions under the Company’s senior secured credit agreement; however, the provisions provide for somewhat less restrictive covenants and more favorable interest rates.
      In April 2005, in conjunction with the execution of the Amended and Restated Credit Agreement, the Company completed a tender offer to purchase for cash $325 million aggregate principal amount of the Company’s outstanding debt securities. The Company repurchased $275 million of its $475 million 8.875% unsecured Senior Notes due in 2011 and $50 million of its $400 million 8.625% unsecured Senior Notes due 2009. In connection with these repurchases, the Company recorded a loss on early retirement of debt of $42.3 million during the second quarter of 2005 comprised of a write-off of deferred debt issuance costs of $9.2 million and a premium expense of $33.1 million.
      On June 29, 2005, the Company executed a technical amendment to its Amended and Restated Credit Agreement, which changed the scheduled amortization payment dates of the term loans from the last business day of the Company’s fiscal quarters to the last business day of the calendar quarters.
      The Company believes that its existing cash balance and available borrowings under the revolving credit facility of $64.5 million and $141.7 million, respectively, at October 8, 2005, together with its future cash flow from operations and access to capital markets will enable it to meet its working capital, capital expenditure, debt maturity and other commitments and funding requirements. Factors impacting the Company’s cash flow from operations include such items as commodity prices, interest rates and foreign currency exchange rates, among other things, as set forth in the Company’s Form 10-K for the fiscal year ended January 1, 2005 and in subsequent SEC filings.

Other Matters
      Financial Instruments: The Company’s derivative instruments consist of Colombian peso and Thai baht denominated foreign currency exchange forward contracts, Japanese yen foreign currency participating forward contracts, euro collars, bunker fuel hedges and an interest rate swap. The Company enters into foreign currency exchange forward contracts to reduce its risk related to anticipated dollar equivalent foreign currency cash flows. The bunker fuel hedges and interest rate swap have both been designated as effective hedges of cash flows as defined by Statement of Financial Accounting Standards No. 133 (“FAS 133”), Accounting for Derivative Instruments and Hedging Activities and as amended by FASB Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — An Amendment of FASB Statement No. 133. The fair value of all instruments designated as effective hedges of October 8, 2005, has been included as a component of accumulated other comprehensive income in shareholders’ equity. The Colombian peso, Thai baht and Japanese yen forward contracts as well as the euro collars have not received hedge accounting treatment under FAS 133, causing the changes in fair values to be recorded in current earnings.
      The outstanding notional amount of the Company’s Colombian peso and Thai baht foreign currency exchange forwards, Japanese yen participating forwards and euro collars totaled $26.2 million, $13.2 million, $21.8 million and $31.7 million, respectively, at October 8, 2005.
      The Company enters into bunker fuel hedges to reduce its risk related to price fluctuations on anticipated bunker fuel purchases. At October 8, 2005, bunker fuel hedges had an aggregate outstanding notional amount of $2.3 million. The fair value of the bunker fuel hedges at October 8, 2005 was immaterial to the financial statements. Settlement of the bunker fuel contracts will occur during the last quarter of 2005.
      In May 2005, the Company entered into an interest rate swap agreement in order to hedge future changes in interest rates. This agreement effectively converted borrowings under Term Loan A, which is variable-rate debt, to a fixed-rate basis through the term of the loan. The fair value of the swap at October 8, 2005 was $1.7 million.
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
      On September 13, 2005, the EU proposed to rectify the matter with a tariff amount of 187 euro per metric ton, with a tariff quota for the African, Caribbean, and Pacific (“ACP”) countries of 775,000 metric tons per year at zero duty. The EU’s second tariff proposal was subject to subsequent arbitration by the same panel, and the EU recently lost this arbitration. The arbitrators’ ruling, issued on October 27, 2005, held that the EU’s proposed rectification of its first tariff proposal, consisting of a new tariff rate on bananas of 187 Euro per metric ton and a 775,000 tariff quota with zero duty on imports of bananas of ACP origin, would not result in at least maintaining total market access for Latin producing countries and that the EU had therefore “failed to rectify the matter.”

      There is no provision for a third arbitration by the World Trade Organization on the tariff level. Although discussions are currently underway, the EU has not yet communicated whether or how it intends to revise its banana tariff proposal in reaction to the arbitrators’ ruling.
      Income Tax Audits: The Company believes its tax positions comply with the applicable tax laws and that it adequately provided for all tax related matters. The Company is subject to examination by taxing authorities in the various jurisdictions in which it files tax returns. Matters raised upon audit may involve substantial amounts and could result in material cash payments if resolved unfavorably; however, management does not believe that any material payments will be made related to these matters during the next year. In addition, management considers it unlikely that the resolution of these matters will have a materially adverse effect on its financial position and results of operation.
      Honduran Tax Case: In 2005, the Company received a tax assessment from Honduras of approximately $137 million relating to the disposition of all of the Company’s interest in Cervecería Hondureña, S.A in 2001. The Company believes the assessment is without merit and filed an appeal with the Honduran tax authorities, which was denied. As a result of the denial in the administrative process, on August 5, 2005, the Company proceeded to the next stage of the appellate process by initiating judicial proceedings, technically a lawsuit against the Honduran government, in the Honduran Administrative Tax Trial Court, in order to negate the tax assessment. No reserve has been provided for this assessment.
Supplemental Financial Information
      The following financial information has been presented, as management believes that it is useful information to some readers of the Company’s condensed consolidated financial statements (in thousands):

	October 8,	January 1,
	2005	2005

Balance Sheet Data:
Total working capital (current assets less current liabilities)	$551,639	$433,469
Total assets	$4,370,856	$4,331,617
Total debt	$1,978,936	$1,868,922
Total shareholders’ equity	$647,413	$677,873

	Quarter Ended		Three Quarters Ended

	October 8,	October 9,	October 8,	October 9,
	2005	2004	2005	2004

Other Financial Data:
Net income	$17,604	$4,933	$67,086	$133,710
Interest expense	40,963	47,426	109,420	116,820
Income tax (benefit) expense	(11,597)	(6,465)	51,513	21,623
Depreciation and amortization	45,911	46,109	113,690	109,783

EBITDA	$92,881	$92,003	$341,709	$381,936
EBITDA margin	5.6%	6.0%	7.4%	9.3%
Capital expenditures	$36,854	$29,482	$81,332	$57,503
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
ITEM 3.     QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
      In April 2005, the Company replaced part of its existing long-term debt with new term loan borrowings (“Term Loan A” and “Term Loan B”) and a new revolving credit facility. Term Loan A is a $350 million obligation denominated in Japanese yen that bears interest at certain percentages over Japanese LIBOR. The Company is exposed to currency risk for changes in the exchange rates between the U.S. dollar and the Japanese yen, as Term Loan A is held by a subsidiary whose functional currency is the U.S. dollar. The Company was also exposed to interest rate risk for changes in the Japanese LIBOR rate. In May 2005, the Company entered into an interest rate swap agreement, which fixed the interest rate at 1.8%. The Company currently estimates that the strengthening or weakening of the value of the U.S. dollar against the yen by 10% would impact income before income taxes by $29 million and ($36) million, respectively.
      Term Loan B and the new credit facility are U.S. dollar denominated obligations totaling $464.9 million at October 8, 2005. These obligations bear interest at a weighted average interest rate, based on LIBOR plus a margin, which is currently 5.64%. Since Term Loan B and the credit facility are variable rate debt, the Company’s operating results are exposed to interest rate risk. The Company currently estimates that a 100 basis point change in LIBOR would impact annual income before income taxes by approximately $4.6 million.
      For the quarter and three quarters ended October 8, 2005, there have been no material changes in the market risk disclosure presented in the Company’s Annual Report on Form 10-K for the year ended January 1, 2005, other than the transaction described above.
ITEM 4.     CONTROLS AND PROCEDURES
      An evaluation was carried out as of October 8, 2005 under the supervision and with the participation of Dole’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act (Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Dole’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported by management of Dole on a timely basis in order to comply with Dole’s disclosure obligations under the Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting
      There were no changes in Dole’s internal control over financial reporting during the quarter ended October 8, 2005 that have materially affected, or are reasonably likely to materially affect, Dole’s internal control over financial reporting.
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
      Currently there are 573 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP or seeking enforcement of Nicaraguan judgments. Seventeen of these lawsuits are currently pending in various jurisdictions in the United States, including one recently filed case in Los Angeles County Superior Court with 18 Nicaraguans seeking unspecified damages. One case pending in Los Angeles Superior Court with 31 Nicaraguan plaintiffs has a trial date of July 17, 2006. The remaining cases are pending in Latin America and the Philippines, including 396 labor cases pending in Costa Rica under that country’s national insurance program. Claimed damages in DBCP cases worldwide total approximately $26.7 billion, with the lawsuits in Nicaragua representing approximately 82% of this amount. In almost all of the non-labor cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against the Company.
      In Nicaragua, 138 cases are currently filed in various courts throughout the country, with all but one of the lawsuits brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional.

      Sixteen cases filed in civil courts in Managua, Nicaragua have resulted in judgments for the claimants: $489.4 million (nine cases with 468 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; $64.8 million (one case with 86 claimants) on June 15, 2004; $27.7 million (one case with 39 claimants) on March 17, 2005.; and $46.4 million (one case with 62 claimants). One case filed in civil court in Chinandega, Nicaragua has resulted in a judgment for the claimants in the amount of $98.5 million (150 claimants).
      Thirty-two new cases have recently been filed in civil courts in Managua (8) and Chinandega (24). In addition, active cases are currently pending in civil courts in Managua (10), Chinandega (8) and Puerto Cabezas (2). Six of the cases pending before the court in Chinandega have been consolidated for trial; the consolidated case seeks $3.4 billion on behalf of 1,708 claimants. In all of the active cases but two in Chinandega, and one in Managua, the Company has sought to have the cases returned to the United States pursuant to Law 364. Notwithstanding, the Chinandega court denied the Company’s request in the six consolidated cases pending there; the Managua court denied the Company’s request with respect to one of the cases pending there; and the court in Puerto Cabezas denied the Company’s request with respect to the two cases there. The Company’s requests as to eight of the cases in Managua are still pending. The Company has appealed the two decisions of the court in Puerto Cabezas, the decision of the court in Managua and the six decisions of the court in Chinandega.
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
      Claimants have also indicated their intent to seek enforcement of the Nicaraguan judgments in Ecuador, Venezuela and other countries in Latin America and elsewhere, including the United States. In Venezuela, the claimants are attempting to enforce five of the Nicaraguan judgments in that country’s Supreme Court: $489.4 million (December 11, 2002); $15.7 million (May 25, 2004); $64.8 million (June 15, 2004); and what is believed to be the judgments for $82.9 million (February 25, 2004) and $56.5 million (June 14, 2004). An action recently filed to enforce the $27.7 million Nicaraguan judgment (March 17, 2005) in the Colombian Supreme Court was dismissed. In Ecuador, the claimants attempted to enforce the five Nicaraguan judgments issued between February 25, 2004 through June 15, 2004 in the Ecuador Supreme Court. The First, Second and Third Chambers of the Ecuador Supreme Court issued rulings refusing to consider those enforcement actions on the ground that the Supreme Court was not a court of competent jurisdiction for enforcement of a foreign judgment. The plaintiffs subsequently refiled those five enforcement actions in the civil court in Guayaquil, Ecuador. Two of these subsequently filed enforcement actions have been dismissed by the 3rd Civil Court — $15.7 million (May 25, 2004) — and the 12th Civil Court — $56.5 million (June 14, 2004) — in Guayaquil; plaintiffs have sought reconsideration of those dismissals. The remaining three enforcement actions are still pending.
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

      European Union Antitrust Inquiry and U.S. Class Action Lawsuits: The European Commission (“EC”) is investigating alleged violations of European Union competition (antitrust) laws by banana and pineapple importers and distributors operating within the European Economic Area (“EEA”). On June 2 and 3, 2005, the EC conducted a search of certain of the Company’s offices in Europe. During this same period, the EC also conducted similar unannounced searches of other companies’ offices located in the European Union. The EC’s investigation is in a preliminary stage, and the Company is cooperating with the authorities. Although no assurances can be given concerning the course or outcome of that EC investigation, the Company believes that it has not violated the European Union competition laws.
      Following the public announcement of the EC searches, a number of class action suits were filed against the Company and three competitors in the U.S. District Court for the Southern District of Florida. The suits were filed on behalf of entities that directly or indirectly purchased bananas from the defendants, and allege that the defendants conspired to artificially raise or maintain prices and control or restrict output of bananas. No specific information concerning the allegations is contained in the complaints. The Company believes these lawsuits are without merit.
      Honduran Tax Case: In 2005, the Company received a tax assessment from Honduras of approximately $137 million relating to the disposition of all of the Company’s interest in Cervecería Hondureña, S.A in 2001. The Company believes the assessment is without merit and filed an appeal with the Honduran tax authorities, which was denied. As a result of the denial in the administrative process, on August 5, 2005, the Company proceeded to the next stage of the appellate process by initiating judicial proceedings, technically a lawsuit against the Honduran government, in the Honduran Administrative Tax Trial Court, in order to negate the tax assessment.

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
      No reports on Form 8-K were filed during the quarter ended October 8, 2005.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 22, 2005

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