Form 10-K
period 2005-12-31
DOLE FOOD COMPANY INC
filed 2006-04-17
CIK 18169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.     Yes ☑          No ☐
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ☐          Accelerated Filer ☐          Non-accelerated Filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $0 as of the last business day of the registrant’s most recently completed second fiscal quarter.
      The number of shares of Common Stock outstanding as of April 13, 2006 was 1,000.
DOCUMENTS INCORPORATED BY REFERENCE
None

DOLE FOOD COMPANY, INC.
FORM 10-K
Fiscal Year Ended December 31, 2005

i

PART I

Item 1.	Business
      Dole Food Company, Inc. was founded in Hawaii in 1851 and was incorporated under the laws of Hawaii in 1894. Dole reincorporated as a Delaware corporation in July 2001. Unless the context otherwise requires, Dole Food Company, Inc. and its consolidated subsidiaries are referred to in this report as the “Company,” “Dole” and “we.”
      Dole’s principal executive offices are located at One Dole Drive, Westlake Village, California 91362, telephone (818) 879-6600. During fiscal year 2005, we had, on average, approximately 45,000 full-time permanent employees and 27,000 full-time seasonal or temporary employees, worldwide. Dole is the world’s largest producer and marketer of high-quality fresh fruit, fresh vegetables and fresh-cut flowers. Dole markets a growing line of packaged and frozen foods and is a produce industry leader in nutrition education and research. Our website address is www.dole.com. Since we have only one stockholder and since our debt securities are not listed or traded on any exchange, we do not make available free of charge, on or through our website, electronically or through paper copies our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, or any amendments to those reports.
      Dole’s operations are described below. For detailed financial information with respect to Dole’s business and its operations, see Dole’s Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, which are included in this report.
Overview
      We are the world’s largest producer of fresh fruit, fresh vegetables and fresh-cut flowers, and we market a growing line of value-added products. We are one of the world’s largest producers of bananas and pineapples, a leading marketer of citrus and table grapes worldwide and an industry leader in packaged fruit products, ready-to-eat salads and vegetables. Our most significant products hold the number 1 or number 2 positions in the respective markets in which we compete. For the fiscal year ended December 31, 2005, we generated revenues of $5.9 billion.
      We provide wholesale, retail and institutional customers around the world with high quality food products that bear the DOLE® trademarks. The DOLE brand was introduced in 1933 and we believe it is one of the most recognized for fresh and packaged produce in the United States, as evidenced by our 57% unaided consumer brand awareness, twice that of our nearest competitor, according to TNS-NFO, an international market research firm. We utilize product quality, food safety, brand recognition, competitive pricing, customer service and consumer marketing programs to enhance our position within the food industry. Consumer and institutional recognition of the DOLE trademarks and related brands and the association of these brands with high quality food products contribute significantly to our leading positions in the markets that we serve.
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
Industry
      The worldwide fresh produce industry is characterized by consistent underlying demand and favorable growth dynamics. In recent years, the market for fresh produce has grown at a rate above population growth, supported by ongoing trends including greater consumer demand for healthy, fresh and convenient foods, increased retailer square footage devoted to produce, and increased emphasis on fresh produce as a differentiating factor in attracting customers. According to the Food and Agriculture Organization, worldwide produce production grew 3.6% per annum from 814 million metric tons in 1990 to an estimated 1.4 billion in 2005. Total wholesale fresh produce sales in the United States surpassed $97 billion in 2005, up from approximately $35 billion in 1987, representing a 5.8% compounded annual growth rate. In the U.S., wholesale fresh produce sales are split roughly evenly between the retail and foodservice channels.
      Health conscious consumers are driving much of the growth in demand for fresh produce. Over the past 20 years, the benefits of natural, preservative free foods have become an increasingly prominent element of the public dialogue on health and nutrition. As a result, consumption of fresh fruit and vegetables has increased markedly. According to the U.S. Department of Agriculture, Americans consumed 45 more pounds of fresh fruit and vegetables per capita in 2004 than they did in 1987. Related to the focus on health and nutrition, consumers are increasingly consuming organic foods. Specifically, organic produce sales grew 12% to $5.1 billion in 2005, according to the Organic Trade Association. Organics now represent 5.5% of total retail produce sales in the U.S.
      Consumers are also demonstrating continued demand for convenient, ready-to-eat products. Food manufacturers have responded with new product introductions and packaging innovations in segments such as fresh-cut fruit and vegetables and ready-to-eat salads, contributing to industry growth. For example, the U.S. market for fresh-cut produce has increased from an estimated $5 billion in 1994 to a projected $15 billion in 2005, according to the International Fresh-Cut Produce Association.
      The North American packaged fruit industry is experiencing steady growth, driven by consumer demand for healthy snacking options. FRUIT BOWLS® in plastic cups, introduced by Dole in 1998, and other innovative packaging items have steadily displaced the canned alternative. These new products have driven overall growth in the packaged fruit category, while the consumption of traditional canned fruit has declined as consumers have opted for fresh products and more innovative packaging.
      Retail consolidation and the growing importance of food to mass merchandisers are major factors affecting the food manufacturing and fresh produce industries. As food retailers have grown and expanded, they have sought to increase profitability through value-added product offerings and in-store services. The fresh produce category is also attractive to retailers due to its higher margins. According to a Cornell University study, the share of retailer profits due to produce sales increased from 18% in 1994 to 23% in 2004. On most packaged fruit products, retailers generate a 12-36% trade margin. Some retailers are reducing their dry goods sections of the store, in favor of expanding fresh and chilled items, offering new product and merchandising opportunities for packaged fruit. Fully integrated produce companies, such as Dole, are well positioned to meet the needs of large retailers through the delivery of consistent, high quality produce, reliable service, competitive pricing and innovative products. In addition, these companies have sought to strengthen relationships with leading retailers through value-added services such as banana ripening and distribution, category management, branding initiatives and establishment of long-term supply agreements.
Competitive Strengths
      Our competitive strengths have contributed to our strong historical operating performance and should enable us to capitalize on future growth opportunities:

•	Market Share Leader. Our most significant products hold the number 1 or number 2 positions in the respective markets in which we compete. We maintain number 1 market share positions in North American bananas, North American iceberg lettuce, celery, cauliflower, ready-to-eat salads, winter fruits exported from Chile, and packaged fruit products, including our line of plastic fruit cups called FRUIT BOWLS and FRUIT BOWLS in Gel. In addition, we believe that we are the only fully integrated fresh-cut flower and bouquet supplier of our size in North America.

•	Strong Global Brand. Consumer and institutional recognition of the DOLE trademark and related brands and the association of these brands with high quality food products contribute significantly to our leading positions in the markets that we serve. By implementing a global marketing program, we have made the distinctive red “DOLE” letters and sunburst a familiar symbol of freshness and quality recognized around the world. We believe that opportunities exist to leverage the DOLE brand through product extensions and new product introductions.

•	Low-Cost Production Capabilities. We believe we are one of the lowest cost producers of many of our major product lines, including bananas, North American fresh vegetables and ready-to-eat salads and packaged fruit products. Over the last several years we have undertaken various initiatives to achieve this low-cost position, including leveraging our global logistics infrastructure more efficiently. We intend to maintain these low-cost positions through a continued focus on operating efficiency.

•	State-of-the-Art Infrastructure. We have made significant investments in our production, processing, transportation and distribution infrastructure with the goal of efficiently delivering the highest quality and freshest product to our customers. We own or lease over 60 processing, ripening and distribution centers, and the largest dedicated refrigerated containerized shipping fleet in the world, with 24 ships and approximately 13,700 refrigerated containers. The investments in our infrastructure should allow for continued growth in the near term. In addition, our market-leading logistics and distribution capabilities allow us to act as a preferred fresh and packaged food provider to leading global supermarkets and mass merchandisers.

•	Diversity of Sourcing Locations. We currently source our fresh fruits, vegetables and fresh-cut flowers from 65 countries and distribute products in more than 90 countries. We are not dependent on any one country for the sourcing of any of our products. The largest concentration of production is in Ecuador, where we sourced approximately 38% of our Latin bananas in 2005. The diversity of our production sources reduces our risk from exposure to natural disasters and political disruptions in any one particular country.

•	Experienced Management Team. Our management team has a demonstrated history of delivering strong operating results through disciplined execution. The current management team has been instrumental in our continuing drive to transform Dole from a production driven company into a sales and marketing driven one.
Business Strategy
      Key elements of our strategy include:

•	Leveraging our Strong Brand and Market Leadership Position. Our most significant products hold number 1 or number 2 market positions in the respective markets in which we compete. We intend to maintain those positions and continue to expand our leadership both in new product areas and with new customers. We have a history of leveraging our strong brand to successfully enter, and in many cases become the leading player in, value-added food categories. For example, we attained the number 1 market share in the plastic fruit cups category only 4 years after introducing FRUIT BOWLS and FRUIT BOWLS in Gel. We intend to continue to evaluate and to strategically introduce other branded products in the value-added sectors of our business.

•	Focusing on Value-Added Products. Over the last 10 years, we have successfully shifted our product mix toward value-added food categories and away from commodity fruits and vegetables. For example, we have found major success in our ready-to-eat salad lines and, most recently, FRUIT BOWLS and FRUIT BOWLS in Gel. These value-added food categories are growing at a faster rate than our traditional commodity businesses and are generating higher margins. Overall, we have significantly increased our percentage of revenue from value-added products. This shift has been most pronounced in our fresh vegetables and packaged foods businesses, where value-added products now account for approximately 53% and 51% of those businesses’ respective revenues. We plan to continue to address the growing demand for convenient and innovative products by investing in our higher margin, value-added food businesses.

•	Further Improving Operating Efficiency and Cash Flow. We intend to continue to focus on profit improvement initiatives and maximizing cash flow. We will continue to:

•	analyze our current customer base and focus on profitable relationships with strategically important customers;

•	leverage our purchasing power to reduce our costs of raw materials;

•	make focused capital investments to improve productivity; and

•	sell unproductive assets.
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
Fresh Fruit
      Our fresh fruit business segment has four primary operating divisions: bananas, fresh pineapple, European Ripening & Distribution and Dole Chile. We believe that we are the industry leader in growing, sourcing, shipping and distributing consistently high-quality fresh fruit. The fresh fruit business segment represented approximately 64% of 2005 total revenues of the four segments.

Bananas
      We are one of the world’s largest producers of bananas, growing and selling more than 136 million boxes of bananas annually. We sell most of our bananas under the DOLE brand. We primarily sell bananas to customers in North America, Europe and Asia. We are the number 1 brand of bananas in both North America (an approximate 36% market share) and Japan (an approximate 29% market share) and the number 2 brand in Europe (an approximate 15% market share). In Latin America, our bananas are primarily sourced in Honduras, Costa Rica, Ecuador, Colombia, Guatemala and Peru and grown on approximately 40,100 acres of company-owned farms and approximately 73,600 acres of independent producers’ farms. Bananas produced by us in Latin America are shipped primarily to North America and Europe on our refrigerated and containerized shipping fleet. In Asia, we source our bananas primarily in the Philippines. Bananas accounted for approximately 41% of our fresh fruit business segment revenues in 2005.
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
      While bananas are sold year round, there is a seasonal aspect to the banana business. Banana prices and volumes are typically higher in the first and second calendar quarters before there is increased competition from summer fruits. Approximately 90% of our total retail volume in North America is under contract. The contracts are typically one year in duration and help to insulate us from fluctuations in the banana spot market. Our principal competitors in the international banana business are Chiquita Brands International, Inc. and Fresh Del Monte Produce Inc.

European Ripening & Distribution
      Our European Ripening & Distribution business distributes DOLE and non-DOLE branded fresh produce in Europe. This business operates 49 sales and distribution centers in ten countries, predominantly in Western Europe. This is a value-added business for us since European retailers generally do not self-distribute or self-ripen. This business assists us in firmly establishing customer relationships in Europe. In December 2004, Saba Trading AB in Sweden became wholly-owned by Dole, when we acquired the 40% of Saba that we did not already own. Saba is Scandinavia’s leading importer and distributor of fruit, vegetables and flowers, with imports from more than 40 countries. European Ripening & Distribution accounted for approximately 38% of our fresh fruit business segment’s revenues in 2005.

Fresh Pineapples
      We are the number 2 global producer of fresh pineapples, growing and selling more than 27 million boxes annually. We sell our pineapples globally and source them from company operated farms and independent growers in Latin America, Hawaii, the Philippines and Thailand. We produce and sell two principal types of pineapples: the Champaka (or green) pineapple and the sweet yellow pineapple. The Champaka pineapple, which traditionally had been the most widely available type of pineapple, is primarily sold to the foodservice sector and is also used in our packaged products. The sweet yellow pineapple was introduced in 1999 under the DOLE PREMIUM SELECT® label. We now market a substantial portion of this fruit under the DOLE TROPICAL GOLD® label. The sweet yellow pineapple sells for a higher price than the Champaka, which translates into a higher margin for our customers and us. Our sweet yellow pineapple has had excellent market acceptance. Unit volume grew by 22% in 2005 as compared with 2004. Our primary competitor in fresh pineapples is Fresh Del Monte Produce Inc. Pineapples accounted for approximately 9% of our fresh fruit business segment’s revenues in 2005.

Dole Chile
      We began our Chilean operations in 1982 and have grown to become the largest exporter of Chilean fruit. We export grapes, apples, pears, stone fruit (e.g., peaches and plums) and kiwifruit from approximately 4,040 Company owned or Company leased acres and 15,000 contracted acres. The weather and geographic features of Chile are similar to those of the Western United States, with opposite seasons. Accordingly, Chile’s harvest is counter-seasonal to that in the northern hemisphere, offsetting the seasonality in our other fresh fruit. We primarily export Chilean fruit to North America, Latin America and Europe. Our Dole Chile business division accounted for approximately 7% of our fresh fruit business segment’s revenues in 2005.
Fresh Vegetables
      Our fresh vegetables business segment operates through two divisions: commodity and value-added. We source our fresh vegetables from company-owned and contracted farms. To satisfy the increasing demand for our products, we have continued to expand production and distribution capabilities of our fresh vegetables segment. Our Yuma, Arizona production facility transitioned from a five-month seasonal operation to a year-round production operation in the fall of 2002 to accommodate growth in this segment. We broke ground on the construction of a fourth salad plant in Bessemer City, North Carolina, in November 2005. The plant is expected to open in December 2006. Under our arrangements with independent growers, we purchase fresh produce at the time of harvest and are generally responsible for harvesting, packing and shipping the product to our central cooling and distribution facilities. We have continued to focus on our value-added products, which now account for more than 53% of revenues for this segment. The fresh vegetables business segment accounted for approximately 19% of 2005 total revenues of the four segments.

Commodity Vegetables
      We source, harvest, cool, distribute and market more than 20 different types of fresh vegetables, including iceberg lettuce, red and green leaf lettuce, romaine lettuce, butter lettuce, celery, cauliflower, broccoli, carrots, brussel sprouts, green onions, asparagus, snow peas and artichokes. We sell our commodity vegetable products primarily in North America, Asia and, to a lesser extent, Western Europe. In North America, we are the number one provider of lettuce, celery and cauliflower. Our primary competitors in this category include: Tanimura & Antle, Duda, Salyer American and Ocean Mist. In October 2004, we acquired Coastal Berry Company, LLC, subsequently renamed as Dole Berry Company, LLC, as a result of which, Dole became the third largest producer of strawberries in North America.

Value-Added
      Our value-added vegetable products include ready-to-eat salads, broccoli florets and cauliflower florets. Our unit market share of the ready-to-eat salads category reported by A.C. Nielsen was approximately 40.5% for the 12-week period ended December 31, 2005. The ready-to-eat salad category in the U.S. experienced a compound annual growth rate of approximately 12% from 1995 through 2005, reflecting the consumer’s increasing preference for convenience and healthy eating, with higher growth rates in the earlier years. As the percentage of households buying one or more ready-to-eat salad per year approaches maximum levels, annual growth is expected to be approximately 3%. Our value-added products typically have more stable margins than commodity vegetables, thereby helping to reduce our exposure to commodity price fluctuations. New product development continues to be a key driver in the growth of this segment. Our primary competitor in this segment is Fresh Express, owned by Chiquita Brands International, Inc.
Packaged Foods
      Our packaged foods segment produces canned pineapple, canned pineapple juice, fruit juice concentrate and fruit in plastic cups, jars and pouches. Most of our significant packaged food products hold the number 1 branded market position in North America. We remain the market leader in the plastic fruit cup category with five of the top ten items in category. Fruit for our packaged food products is sourced primarily in the Philippines, Thailand, the United States and China and packed primarily in three Asian canneries, two in Thailand and one in the Philippines. We have continued to focus on expanding our product range beyond our traditional canned fruit and juice products. Non-canned products accounted for approximately 51% of the segment’s revenues.
      Our FRUIT BOWLS products were introduced in 1998 and continue to exceed our volume and share expectations. The trend towards convenience and healthy snacking has been responsible for the explosive growth in the plastic fruit cup category. The plastic fruit cup category is now larger than the applesauce cup and shelf-stable gelatin cup categories. In an effort to keep up with this demand, we have made significant investments in our Asian canneries. We have significantly increased our FRUIT BOWLS capacity in the past four years. These investments should ensure our position as an industry innovator and low cost producer. We are now producing more plastic cups than traditional cans. In 2003, Dole introduced fruit in a 24.5 oz. plastic jar. This growing business achieved a 42% market share for 2005.
      In June 2004, Dole acquired Wood Holdings, Inc. and its operating company, J.R. Wood, Inc. (subsequently renamed Dole Packaged Frozen Foods, Inc.), a frozen fruit producer and manufacturer, in order to further leverage the DOLE brand and strengthen our existing product portfolio. We began shipping DOLE branded frozen fruit products in February of 2005, and it is now the number one branded frozen fruit product in the United States. Effective as of January 1, 2006, Dole Packaged Frozen Foods, Inc. was converted to a limited liability company, the assets and liabilities of the Dole Packaged Foods division were contributed to Dole Packaged Frozen Foods, Inc., and the combined entity was renamed Dole Packaged Foods, LLC.
      With a broader line of convenience-oriented products, we are gaining expanded distribution in non-grocery channels. These channels are growing faster than the grocery channel and the cost of gaining new distribution in them is lower. We have gained significant new distribution in these alternative channels, particularly for our fruit cup business.
      Our packaged foods segment accounted for approximately 15% of 2005 revenues of the four segments.
Fresh-Cut Flowers
      We entered the fresh-cut flowers business in 1998 and are now the largest producer of fresh-cut flowers in Latin America with over 90% of our Latin American flowers shipped into North America. Our products include over 800 varieties of fresh-cut flowers such as roses, carnations and alstroemeria. The fresh-cut flowers business fits our core competencies including:

•	expertise in perishable products;

•	strong relationships with and knowledge of the grocery channel;

•	the ability to manage production in the southern hemisphere; and

•	sophisticated logistics capabilities.
      We are the only flower importer with guaranteed daily deliveries by air. Immediately after harvesting, our flowers are flown to our Miami facility where temperatures are maintained within one-half degree of required levels in all warehouse and production operations. Maintaining the cold chain enables us to deliver the freshest and healthiest flowers to the market.
      Dole’s focus is on supply chain optimization to provide its customers industry-leading service in the procurement of flowers. Current management emphasis is on increasing customer service, rationalizing operational costs, reducing SKUs and automating processes. Our fresh-cut flowers segment accounted for approximately 3% of 2005 revenues of the four segments.
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
      The produce that we distribute internationally is transported primarily by 24 owned or leased ocean-going vessels. We ship our tropical fruit in owned or chartered refrigerated vessels. All of our tropical fruit shipments into the North American and core European markets are delivered using pallets or containers. This increases efficiency and minimizes damage to the product from handling. Most of the vessels are equipped with controlled atmosphere technology, which improves product quality. “Backhauling” services, transporting third-party cargo primarily from North America and Europe to Latin America, reduce net transportation costs. We use vessels that are both owned or operated under long-term leases, as well as vessels chartered under contracts that typically last one year. Our fresh-cut flowers are transported via chartered flights.
Customers
      Our top 10 customers in 2005 accounted for approximately 32% of total revenues. No one customer accounted for more than 7% of total 2005 revenues. Our customer base is highly diversified, both geographically and in terms of product mix. Each of our segments’ largest customers accounted for less than 30% of that segment’s revenues. Our largest customers are leading global and regional mass merchandisers and supermarkets in North America, Europe and Asia.
Sales and Marketing
      We sell and distribute our fruit and vegetable products through a network of fresh produce operations in North America, Europe, Asia and Latin America. Some of these operations involve the sourcing, distribution and marketing of fresh fruits and vegetables while others involve only distribution and marketing. We have regional sales organizations to service major retail and wholesale customers. We also use the services of brokers in certain regions, primarily for sales of packaged foods and ready-to-eat salads. Retail customers include large chain stores with which Dole enters into product and service contracts, typically for a one or two-year term. Wholesale customers include large distributors in North America, Europe and Asia. We use consumer advertising and promotion support, together with trade spending, to support awareness of new items to maintain and grow our exceptional brand awareness, as well as to increase nutrition and health awareness.
Competition
      The global fresh and packaged produce markets are intensely competitive, and generally have a small number of global producers, filled out with independent growers, packers and middlemen. Our large, international competitors are Chiquita, Fresh Del Monte Produce and Del Monte Foods. In some product lines, we compete with smaller national producers. In fresh vegetables, a limited number of grower shippers in the United States and Mexico supply a significant portion of the United States market, with numerous smaller independent distributors also competing. We also face competition from grower cooperatives and foreign government sponsored producers. Competition in the various markets in which we operate is based on reliability of supply, product quality, brand recognition and perception, price and the ability to satisfy changing customer preferences through innovative product offerings.
Employees
      During fiscal year 2005, we had on average approximately 45,000 full-time permanent employees and 27,000 full-time seasonal or temporary employees, worldwide. This represents an increased work force from 2004 due largely to acquisitions in North America and higher production in Asia. Approximately 43% of our employees work under collective bargaining agreements, some of which expire in 2006, subject to automatic renewals unless a notice of non-extension is given by the union or us. We have not received any notice yet that a union intends not to extend a collective bargaining agreement. We believe our relations with our employees are generally good.
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
Trademark Licenses
      We had an agreement, which expired in April 2006, with Ice Cream Partners USA, LLC, pursuant to which we licensed to Nestle our rights to market and manufacture processed products in key segments of the frozen novelty business in the United States and certain other countries, including FRUIT ’N JUICE® bars. DOLEWHIP®, a soft-serve, non-dairy dessert, is manufactured and marketed by Precision Foods, Inc. under license from us. In connection with the sale of the majority of our juice business to Tropicana Products, Inc. in May of 1995, we received cash payments up front and granted to Tropicana a license, requiring no additional future royalty payments, to use certain DOLE trademarks on certain beverage products. We continue to market DOLE canned pineapple juice and pineapple juice blend beverages. We have a number of additional license arrangements worldwide, none of which is material to Dole and its subsidiaries, taken as a whole.

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
Legal Proceedings
      See Item 3, Legal Proceedings, in this Form 10-K.
Trade Issues
      Our foreign operations are subject to risks of expropriation, civil disturbances, political unrest, increases in taxes and other restrictive governmental policies, such as import quotas. Loss of one or more of our foreign operations could have a material adverse effect on our operating results. We strive to maintain good working relationships in each country where we operate. Because our operations are a significant factor in the economies of certain countries, our activities are subject to intense public and governmental scrutiny and may be affected by changes in the status of the host economies, the makeup of the government or public opinion in a particular country.
      The European Union (“EU”) maintains banana regulations that impose tariffs on bananas. On January 1, 2006, the EU implemented a new “tariff only” import regime for bananas. The 2001 EC/ US Understanding on Bananas required the EU to implement a tariff only banana import system on or before January 1, 2006, and the EU’s banana regime change was therefore expected by that date.
      Banana imports from Latin America are now subject to a tariff of 176 euro per metric ton for entry into the EU market. Under the EU’s previous banana regime, banana imports from Latin America were subject to a tariff of 75 euro per metric ton and were also subject to import license requirements and volume quotas. License requirements and volume quotas had the effect of limiting access to the EU banana market.

      Although all Latin bananas are now subject to a tariff of 176 euro per metric ton, up to 775,000 metric tons of bananas from African, Caribbean, and Pacific (“ACP”) countries may be imported to the EU duty-free. This preferential treatment of a zero tariff on up to 775,000 tons of ACP banana imports, as well as the 176 euro per metric ton tariff applied to Latin banana imports, is currently being challenged by Panama, Honduras and Nicaragua at the World Trade Organization (“WTO”). The current tariff applied to Latin banana imports may be lowered and the ACP preference of a zero tariff may be affected depending on the outcome of these WTO proceedings, but the WTO proceedings are only in their initial stage and may take several years to conclude.
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

Item 1A.	Risk Factors
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
      There can be no assurance that we will continue to compete effectively with our present and future competitors, and our ability to compete could be materially adversely affected by our leveraged position. See “Business — Competition.”
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
      We distribute our products in more than 90 countries throughout the world. Our international sales are usually transacted in U.S. dollars, and European and Asian currencies. Our results of operations are affected by fluctuations in currency exchange rates in both sourcing and selling locations. Although we enter into foreign currency exchange forward contracts from time to time to reduce our risk related to currency exchange fluctuation, our results of operations might still be impacted by foreign currency exchange rates, primarily the yen-to-U.S. dollar and euro-to-U.S. dollar exchange rates. For instance, we currently estimate that a 10% strengthening of the U.S. dollar relative to the Japanese yen, euro and Swedish krona would lower operating income by approximately $49 million excluding the impact of foreign currency exchange hedges. Because we do not hedge against all of our foreign currency exposure, our business will continue to be susceptible to foreign currency fluctuations.
We face risks related to our former use of the pesticide DBCP.
      We formerly used dibromochloropropane, or DBCP, a nematocide that was used on a variety of crops throughout the world. The registration for DBCP with the U.S. government was cancelled in 1979 based in part on an apparent link to male sterility among chemical factory workers who produced DBCP. There are a number of pending lawsuits in the United States and other countries against the manufacturers of DBCP and the growers, including us, who used it in the past. The cost to defend or settle these lawsuits, and the costs to pay any judgments or settlements resulting from these lawsuits, or other lawsuits which might be brought, could have a material adverse effect on our business, financial condition or results of operations. See Item 3, Legal Proceedings, in this Form 10-K.
Our substantial indebtedness could adversely affect our operations, including our ability to perform our obligations under the notes and our other debt obligations.
      We have a substantial amount of indebtedness. As of December 31, 2005, we had approximately $841 million in senior secured indebtedness and other structurally senior indebtedness, $1.105 billion in senior unsecured indebtedness, including outstanding senior notes and debentures, and approximately $81 million in capital leases. In April 2006, we completed amendments of our existing senior secured credit facilities, which provide $1.425 billion of borrowing capacity (consisting of $1.075 billion of term loan and letter of credit facilities and $350 million of revolving credit facilities). These funds have been used in part to repay the outstanding term loans under our existing senior secured credit facilities and to make a dividend to our immediate parent, Dole Holding Company, LLC, with which the latter repaid its $150 million credit facility. As of April 13, 2006, we have approximately $1.076 billion in senior secured indebtedness and other structurally senior indebtedness, $1.105 billion in senior unsecured indebtedness, including outstanding senior notes and debentures, and approximately $80 million in capital leases.
      Our substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate purposes;

•	expose us to the risk of increased interest rates, as certain of our borrowings are at variable rates of interest;

•	require us to sell assets to reduce indebtedness or influence our decisions about whether to do so;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from making strategic acquisitions or pursuing business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have relatively less indebtedness; and

•	limit, along with the restrictive covenants in our credit facilities and senior notes indentures, among other things, our ability to borrow additional funds. Failing to comply with those covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations.
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
      The indentures governing our senior notes due 2009, our senior notes due 2010, our senior notes due 2011, our debentures due 2013 and our senior secured credit facilities contain various restrictive covenants that limit our discretion in operating our business. In particular, these agreements limit our ability to, among other things:

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
      These covenants could have a material adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations. Any future debt could also contain financial and other covenants more restrictive than those imposed under the indentures governing our senior notes due 2009, our senior notes due 2010, our senior notes due 2011, our debentures due 2013 and our senior secured credit facilities.

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
      Our operations are heavily dependent upon products grown, purchased and sold internationally. In addition, our operations are a significant factor in the economies of many of the countries in which we operate, increasing our visibility and susceptibility to regulatory changes. These activities are subject to risks that are inherent in operating in foreign countries, including the following:

•	foreign countries could change laws and regulations or impose currency restrictions and other restraints;

•	in some countries, there is a risk that the government may expropriate assets;

•	some countries impose burdensome tariffs and quotas;

•	political changes and economic crises may lead to changes in the business environment in which we operate;

•	international conflict, including terrorist acts, could significantly impact our business, financial condition and results of operations;

•	in some countries, our operations are dependent on leases and other agreements; and

•	economic downturns, political instability and war or civil disturbances may disrupt production and distribution logistics or limit sales in individual markets.
      The EU maintains banana regulations that impose tariffs on bananas. On January 1, 2006, the EU implemented a new “tariff only” import regime for bananas. The 2001 EC/ US Understanding on Bananas required the EU to implement a tariff only banana import system on or before January 1, 2006, and the EU’s banana regime change was therefore expected by that date.
      Banana imports from Latin America are now subject to import license requirements only and a tariff of 176 euro per metric ton for entry into the EU market. Under the EU’s previous banana regime, banana imports from Latin America were subject to a tariff of 75 euro per metric ton and were also subject to both import license requirements and volume quotas. These license requirements and volume quotas had the effect of limiting access to the EU banana market. The increase in the applicable tariff and the elimination of the volume restrictions applicable to Latin American bananas (which could lead to a “flooding” of the market) could materially adversely affect our business, results of operations or financial condition.
      Although all Latin bananas are now subject to a tariff of 176 euro per metric ton, up to 775,000 metric tons of bananas from ACP countries may be imported to the EU duty-free. This preferential treatment of a zero tariff on up to 775,000 tons of ACP banana imports, as well as the 176 euro per metric ton tariff applied to Latin banana imports, is currently being challenged by Panama, Honduras and Nicaragua at the WTO. The current tariff applied to Latin banana imports may be lowered and the ACP preference of a zero tariff may be affected depending on the outcome of these WTO proceedings, but the WTO proceedings are only in their initial stage and may take several years to conclude.
      In 2005, the Company received a tax assessment from Honduras of approximately $137 million relating to the disposition of all of the Company’s interest in Cervecería Hondureña, S.A in 2001. The Company believes the assessment is without merit and filed an appeal with the Honduran tax authorities, which was denied. As a result of the denial in the administrative process, in order to negate the tax assessment, on August 5, 2005, the Company proceeded to the next stage of the appellate process by filing a lawsuit against the Honduran government, in the Honduran Administrative Tax Trial Court. The Honduran government is seeking dismissal of the lawsuit and attachment of assets, which the Company is challenging. No reserve has been provided for this assessment.
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
      As of December 31, 2005, approximately 43% of our employees worked under various collective bargaining agreements. Some of our collective bargaining agreements will expire in fiscal 2006, although each agreement is subject to automatic renewal unless we or the union party to the agreement provides notice otherwise. Our other collective bargaining agreements will expire in later years. While we believe that our relations with our employees are good, we cannot assure you that we will be able to negotiate these or other collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages. A prolonged labor dispute, which could include a work stoppage, could have a material adverse effect on the portion of our business affected by the dispute, which could impact our business, results of operations and financial condition.
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
      The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied in this Form 10-K include those set forth under the heading “Risk Factors” in Item 1A.

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

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
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
      We own approximately 1,200 acres of farmland in California, and lease approximately 13,200 acres of farmland in California and another 3,700 acres in Arizona in connection with our vegetable and berry operations. The majority of this acreage is farmed under joint growing arrangements with independent growers, while we farm the remainder. We own cooling, packing and shipping facilities in Yuma, Arizona and the following California cities: Marina, Gonzales and Huron. Additionally, we have partnership interests in facilities in Yuma, Arizona and Salinas, California, and leases in facilities in the following California cities: Coachella, Oceanside, Oxnard and Watsonville. We own and operate state-of-the-art, ready-to-eat salad and vegetable plants in Yuma, Arizona, Soledad, California, Springfield, Ohio and have an additional ready-to-eat salad plant under construction in Bessemer City, North Carolina.
      We produce almonds from approximately 300 acres, pistachios from approximately 2,000 acres, olives from approximately 900 acres and citrus from approximately 2,800 acres on orchards in the San Joaquin Valley through agricultural partnerships in which we have an interest. We produce grapes on approximately 570 acres of owned property in the San Joaquin Valley.

      Our Florida based fresh-cut flowers distribution operates from a 328,000 square foot building completed in 2001, which we own. Approximately 200,000 square feet of this facility is refrigerated. Our fresh-cut flowers business also operates another cooling and distribution facility in the Miami area, which we own. We also operate a leased facility in Los Angeles, California and have sales offices in Bentonville, Arkansas.
      We own approximately 2,700 acres of peach orchards in California, which we farm. We own and operate a plant in Atwater, California that produces individually quick frozen fruit.

Latin America
      We produce bananas directly from owned plantations in Costa Rica, Colombia, Ecuador and Honduras as well as through associated producers or independent growing arrangements in those countries and others, including Guatemala. We own approximately 2,300 acres in Colombia, 34,600 acres in Costa Rica, 3,800 acres in Ecuador and 17,900 acres in Honduras, all related to banana production, although some of the acreage is not presently under production.
      We own approximately 6,200 acres of land in Honduras, 7,300 acres of land in Costa Rica and 3,000 acres of land in Ecuador, all related to pineapple production, although some of the acreage is not presently under production. Pineapple is grown primarily for the fresh produce market. We own a juice concentrate plant in Honduras for pineapple and citrus. Coconuts are produced on approximately 800 acres of owned land in Honduras.
      We grow grapes, stone fruit, kiwi and pears on approximately 4,040 acres owned or leased by us in Chile. We own and operate 11 packing and cold storage facilities, a corrugated box plant and a wooden box plant in Chile. We also operate a fresh-cut salad plant and a small local fruit distribution company in Chile.
      We also own and operate corrugated box plants in Colombia, Costa Rica, Ecuador and Honduras. We also operate a value-added vegetable plant in Costa Rica.
      We formally accepted a new Ecuadorian port (Bananapuerto) on September 6, 2002. We indirectly own 35% of Bananapuerto and operate the port pursuant to a port services agreement, the term of which is up to 30 years.
      Dole Latin America operates a fleet of seven refrigerated container ships, of which four are owned, two are under long-term capital leases and one is long-term chartered. In addition, Dole Latin America operates a fleet of 17 breakbulk refrigerated ships, of which nine are owned, six are long-term chartered and two are chartered for one year. We also cover part of our requirements under contracts with existing liner services and occasionally charter vessels for short periods on a time or voyage basis as and when required. We own or lease approximately 12,800 refrigerated containers, 2,500 dry containers, 5,000 chassis and 3,700 generator sets.
      We produce flowers on approximately 1,500 acres in Colombia and Ecuador. We own and operate packing and cooling facilities at each of our flower farms and lease a facility in Bogota, Colombia for bouquet construction.

Asia
      We operate a pineapple plantation of approximately 35,900 leased acres in the Philippines. Approximately 19,500 acres of the plantation are leased to us by a cooperative of our employees that acquired the land pursuant to agrarian reform law. The remaining 16,400 acres are leased from individual land owners. A multi-fruit cannery, blast freezer, cold storage, juice concentrate plant, a box forming plant, a can and drum manufacturing plant, warehouses, wharf and a fresh fruit packing plant, each owned by us, are located at or near the pineapple plantation.
      We own and operate a multi-fruit cannery, can manufacturing plant and juice concentrate plant located in central Thailand and a second multi-fruit cannery in southern Thailand. Dole also grows pineapple in Thailand on approximately 3,700 acres of leased land, not all of which are currently under cultivation.

      We produce bananas and asparagus from leased lands in the Philippines and also source these products through associated producers or independent growing arrangements in the Philippines. A plastic extruding plant and a box forming plant, both owned by us, are located near the banana plantations. We also operate banana ripening and distribution centers in Hong Kong, South Korea, China and the Philippines.
      Additionally, we source products from over 1,200 Japanese farmers through independent growing arrangements.

Europe
      We operate 12 banana ripening, produce and flower distribution centers in Sweden, nine in France, six in Spain, four in Italy, one in Belgium, one in Austria and three in Germany; with the exception of three owned facilities in Sweden, three owned facilities in France, two owned facilities in Spain, two owned facilities in Germany and one owned facility in Italy, these facilities are leased. We have a minority interest in a French company that owns a majority interest in banana and pineapple plantations in Cameroon and the Ivory Coast. We own a minority interest in a banana ripening and fruit distribution company with three facilities in the United Kingdom. We are the majority owner in a company operating a port terminal and distribution facility in Livorno, Italy. We own a banana ripening and fruit distribution facility near Istanbul, Turkey.
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
      Currently there are 554 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP or seeking enforcement of Nicaraguan judgments. Seventeen of these lawsuits are currently pending in various jurisdictions in the United States. One case pending in Los Angeles Superior Court with 13 Nicaraguan plaintiffs has a trial date of July 17, 2006. The remaining cases are pending in Latin America and the Philippines, including 347 labor cases pending in Costa Rica under that country’s national insurance program. Claimed damages in DBCP cases worldwide total approximately $35.2 billion, with the lawsuits in Nicaragua representing approximately 85% of this amount. In almost all of the non-labor cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against the Company.
      In Nicaragua, 168 cases are currently filed in various courts throughout the country, with all but one of the lawsuits brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional.
      Seventeen cases have resulted in judgments in Nicaragua: $489.4 million (nine cases consolidated with 468 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; $64.8 million (one case with 86 claimants) on June 15, 2004; $27.7 million (one case with 39 claimants) on March 17, 2005.; $98.5 million (150 claimants) on August 8, 2005; and $46.4 million (one case with 62 claimants) on August 20, 2005.
      Thirty-two new cases have recently been filed in civil courts in Managua (8) and Chinandega (24). In addition, there are 20 active cases currently pending in civil courts in Managua (10), Chinandega (8) and Puerto Cabezas (2), all of which have been brought under Law 364 except for one of the cases pending in Chinandega. Six of the active cases pending before the court in Chinandega have been consolidated for trial, which seeks $3.4 billion on behalf of 1,708 claimants. Trial in this consolidated case commenced November 25, 2005. In the 19 active cases under Law 364, except for one case in Chinandega and one in Managua, the Company has sought to have the cases returned to the United States pursuant to Law 364. Notwithstanding, the Chinandega court denied the Company’s request in the six consolidated cases pending there; the Managua court denied the Company’s request with respect to one of the cases pending there; and the court in Puerto Cabezas denied the Company’s request with respect to the two cases there. The Company’s requests as to eight of the cases in Managua are still pending; and the Company expects to make similar requests in the remaining two cases at the appropriate time. The Company has appealed the two decisions of the court in Puerto Cabezas, the decision of the court in Managua and the six decisions of the court in Chinandega.
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
      Claimants have also indicated their intent to seek enforcement of the Nicaraguan judgments in Colombia, Ecuador, Venezuela and other countries in Latin America and elsewhere, including the United States. In Venezuela, the claimants are attempting to enforce five of the Nicaraguan judgments in that country’s Supreme Court: $489.4 million (December 11, 2002); $82.9 million (February 25, 2004); $15.7 million (May 25, 2004); $56.5 million (June 14, 2004); and $64.8 million (June 15, 2004). An action recently filed to enforce the $27.7 million Nicaraguan judgment (March 17, 2005) in the Colombian Supreme Court was dismissed. In Ecuador, the claimants attempted to enforce the five Nicaraguan judgments issued between February 25, 2004 through June 15, 2004 in the Ecuador Supreme Court. The First, Second and Third Chambers of the Ecuador Supreme Court issued rulings refusing to consider those enforcement actions on the ground that the Supreme Court was not a court of competent jurisdiction for enforcement of a foreign judgment. The plaintiffs subsequently refiled those five enforcement actions in the civil court in Guayaquil, Ecuador. Two of these subsequently filed enforcement actions have been dismissed by the 3rd Civil Court — $15.7 million (May 25, 2004) — and the 12th Civil Court — $56.5 million (June 14, 2004) — in Guayaquil; plaintiffs have sought reconsideration of those dismissals. The remaining three enforcement actions are still pending.
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
      As to all the DBCP matters, the Company has denied liability and asserted substantial defenses. The Company has also engaged in efforts to resolve pending litigation and claims in the U.S. and Latin America. Although no assurance can be given concerning the outcome of these cases, in the opinion of management, after consultation with legal counsel and based on past experience defending and settling DBCP claims, the pending lawsuits are not expected to have a material adverse effect on the Company’s financial condition or results of operations.
      European Union Antitrust Inquiry and U.S. Class Action Lawsuits: The European Commission (“EC”) is investigating alleged violations of European Union competition (antitrust) laws by banana and pineapple importers and distributors operating within the European Economic Area (“EEA”). On June 2 and 3, 2005, the EC conducted a search of certain of the Company’s offices in Europe. During this same period, the EC also conducted similar unannounced searches of other companies’ offices located in the European Union. The Company is cooperating with the EC and has responded to the EC’s information requests. Although no assurances can be given concerning the course or outcome of that EC investigation, the Company believes that it has not violated the European Union competition laws.
      Following the public announcement of the EC searches, a number of class action lawsuits were filed against the Company and three competitors in the U.S. District Court for the Southern District of Florida. The lawsuits were filed on behalf of entities that directly or indirectly purchased bananas from the defendants and have now been consolidated into two separate class action lawsuits: one by direct purchasers (customers); and another by indirect purchasers (those who purchased bananas from customers). Both consolidated class action lawsuits allege that the defendants conspired to artificially raise or maintain prices and control or restrict output of bananas. The Company believes these lawsuits are without merit.
      Honduran Tax Case: In 2005, the Company received a tax assessment from Honduras of approximately $137 million relating to the disposition of all of the Company’s interest in Cervecería Hondureña, S.A in 2001. The Company believes the assessment is without merit and filed an appeal with the Honduran tax authorities, which was denied. As a result of the denial in the administrative process, in order to negate the tax assessment, on August 5, 2005, the Company proceeded to the next stage of the appellate process by filing a lawsuit against the Honduran government, in the Honduran Administrative Tax Trial Court. The Honduran government is seeking dismissal of the lawsuit and attachment of assets, which the Company is challenging. No reserve has been provided for this assessment.

Item 4.	Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of security holders during the fiscal quarter ended December 31, 2005.

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

Item 6.	Selected Financial Data

	Year	Year	Three Quarters	Quarter
	Ended	Ended	Ended	Ended
	December 31,	January 1,	January 3,	March 22,
	2005	2005	2004	2003	2002	2001

	Successor	Successor	Successor	Predecessor	Predecessor	Predecessor

	(In millions)
Summary of Operations
Revenues, net	$5,870	$5,316	$3,700	$1,073	$4,392	$4,314
Cost of products sold	5,182	4,574	3,213	895	3,697	3,884

Gross margin	688	742	487	178	695	430
Selling, marketing and general and administrative expenses	463	425	322	89	421	383

Operating income	225	317	165	89	274	47
Interest expense — net	137	148	120	17	69	65
Other income (expense) — net	(5)	(9)	(18)	—	2	9

Income (loss) from continuing operations before income tax expense, minority interest expense and equity earnings	83	160	27	72	207	(9)
Income tax expense	45	26	7	13	54	29
Minority interest expense, net of income tax expense	3	10	3	1	6	2
Equity in earnings of unconsolidated subsidiaries, net of income tax expense	(7)	(10)	(6)	(3)	(9)	(3)

Income (loss) from continuing operations, net of income tax expense	42	134	23	61	156	(37)
Income from discontinued operations, net of income tax expense	2	—	—	—	—	19
Gain on disposal of discontinued operations, net of income tax expense	—	—	—	—	—	168

Income before cumulative effect of a change in accounting principle	44	134	23	61	156	150
Cumulative effect of a change in accounting principle	—	—	—	—	120	—

Net income	$44	$134	$23	$61	$36	$150

Balance Sheet and Other Information
Working capital	$535	$423	$279	—	$715	$586
Total assets	4,410	4,322	3,988	—	3,037	2,768
Long-term debt	2,001	1,837	1,804	—	882	816
Total debt	2,027	1,869	1,851	—	1,125	843
Total shareholders’ equity	617	678	456	—	745	736
Cash dividends	77	20	—	$8	34	22
Capital additions	146	102	102	4	234	120
Depreciation and amortization	150	145	107	25	107	117

     Note: As a result of the going-private merger transaction, the Company’s Consolidated Financial Statements present the results of operations, financial position and cash flows prior to the date of the merger transaction as the “Predecessor.” The merger transaction and the Company’s results of operations, financial position and cash flows thereafter are presented as the “Successor.” Predecessor results have not been aggregated with those of the Successor in accordance with accounting principles generally accepted in the U.S. and accordingly the Company’s Consolidated Financial Statements do not show the results of operations or cash flows for the year ended January 3, 2004.
     Discontinued operations for the periods presented relate to the disposition of the Company’s interest in Cerveceria Hondureña, S.A. in 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
2005 Overview
      For the year ended December 31, 2005, Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) achieved record revenues of $5.9 billion, reflecting growth of 10% compared to the prior year. Higher revenues were generated by all four of the Company’s operating segments. The Company earned operating income of $225 million in 2005, compared to $317 million earned in 2004. The Company’s net income in 2005 was $44 million, compared to $134 million in 2004. The Company also generated operating cash flows of $73 million during 2005, compared to $217 million in 2004.
      Revenues were largely driven by strong banana volumes in North America, higher sales and price increases in Dole’s Packaged Foods business, and full year operations from Wood Holdings, Inc. (renamed Dole Packaged Frozen Foods, Inc.), a frozen fruit producer and manufacturer, and Coastal Berry Company, LLC (renamed Dole Berry Company, LLC), a leading California producer of fresh berries, which were acquired in 2004. Operating income decreased primarily due to higher production, shipping and distribution costs across Dole’s significant businesses.
      Higher commodity costs, including significantly higher fuel prices, impacted 2005 operations. In 2005, the Company experienced significant cost increases in many of the commodities it uses in production, including containerboard, tinplate, resin and agricultural chemicals. In addition, significantly higher average fuel prices resulted in higher shipping and distribution costs. Overall, higher commodity costs impacted operating income by approximately $45 million. The Company entered into several fuel hedging contracts and renegotiated certain commodity supply contracts to partly mitigate its exposure to further commodity cost increases.
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
Results of Operations
      As a result of the going-private merger transaction, the Company’s Consolidated Financial Statements present the results of operations, financial position and cash flows prior to the date of the merger transaction as the “Predecessor.” The merger transaction and the Company’s results of operations, financial position and cash flows thereafter are presented as the “Successor.” Predecessor results have not been aggregated with those of the Successor in accordance with accounting principles generally accepted in the U.S. and accordingly the Company’s Consolidated Financial Statements do not show results of operations or cash flows for the year ended January 3, 2004. However, in order to facilitate an understanding of the Company’s results in comparison with the years ended December 31, 2005 and January 1, 2005, the results of operations of the Predecessor for the quarter ended March 22, 2003 and the Successor for the three quarters ended January 3, 2004, are presented combined (“Combined”).

      Selected results of operations for the years ended December 31, 2005, January 1, 2005 and January 3, 2004 were as follows (in thousands):

			Three Quarters
	Year Ended	Year Ended	Ended	Quarter Ended	Year Ended
	December 31,	January 1,	January 3,	March 22,	January 3,
	2005	2005	2004	2003	2004

	Successor	Successor	Successor	Predecessor	Combined

Revenues, net	$5,870,611	$5,316,202	$3,699,971	$1,073,170	$4,773,141
Operating income	225,210	317,012	165,429	88,790	254,219
Interest income and other income (expense), net	696	(4,530)	(14,165)	2,897	(11,268)
Interest expense	142,716	152,704	124,491	19,647	144,138
Income tax expense	44,520	25,491	6,512	13,100	19,612
Minority interest expense and equity in earnings of unconsolidated subsidiaries, net of income tax expense	(3,382)	(131)	(2,856)	(1,848)	(4,704)
Income from discontinued operations, net of income tax expense	2,044	—	—	—	—
Net income	44,096	134,418	23,117	60,788	83,905

Revenues
      For the year ended December 31, 2005, revenues increased 10% to $5.9 billion from $5.3 billion in the prior year. The most significant revenue drivers were the acquisitions of Dole Berry Company during the fourth quarter of 2004 and Dole Packaged Frozen Foods during the second quarter of 2004. These acquisitions increased 2005 revenues by approximately $130 million and $76 million, respectively, over revenues reported in 2004. Revenues also benefited from higher worldwide sales of fresh fruit, primarily for bananas and pineapples. Sales of fresh fruit also increased due to higher revenues in the Company’s European ripening and distribution operations. In addition, revenues benefited from higher sales of packaged salads and packaged foods products, primarily for FRUIT BOWLS, canned pineapple and fruit in plastic jars. These increases were partially offset by lower deciduous sales in North America and Asia and lower citrus sales in Asia. Changes in foreign currency exchange rates versus the U.S. dollar did not have a significant impact on consolidated revenues in 2005.
      For the year ended January 1, 2005, revenues increased 11% to $5.3 billion from $4.8 billion in 2003. The increase was due to favorable U.S. dollar foreign currency exchange rates primarily versus the euro, Swedish krona and Japanese yen, and the acquisition of Dole Packaged Frozen Foods. These factors benefited 2004 revenues by approximately $190 million and $78 million, respectively. Revenues also benefited from higher worldwide sales of fresh fruit, particularly pineapples and deciduous fruit and expanded European ripening and distribution and commercial cargo activity. In addition, there were higher sales of packaged salads and packaged foods products. The increase in revenues was partially offset by one less week in 2004 as a result of a 52-week year in 2004 compared to a 53-week year in 2003. The impact on revenues of this additional week was approximately $73 million in 2003. Revenues were also impacted by lower banana pricing in North America, lower commodity vegetable sales and the 2003 disposal of Fabrica, a Honduran palm oil business. Fabrica’s revenues were $18 million during 2003.

Operating Income
      For the year ended December 31, 2005, operating income was $225.2 million compared with $317 million in 2004. The decrease was primarily due to higher production costs, higher shipping and distribution costs and an increase in selling and marketing expenses. Higher production costs were driven by significantly higher commodity costs, particularly for fuel and containerboard. These factors were partially offset by higher

European banana earnings and higher sales volumes and pricing in the packaged foods business. Operating income in 2005 also increased due to an employee-related restructuring charge of $8.8 million in Ecuador recorded in 2004. In addition, unfavorable foreign currency exchange movements contributed to lower operating results. If foreign currency exchange rates in the Company’s significant foreign operations during 2005 remained unchanged from those experienced in 2004, the Company estimates that its operating income would have been higher by approximately $15 million. Operating income in 2005 included realized foreign currency exchange losses of $4 million, partially offset by the impact of hedges of $2 million, and $5 million related to foreign currency hedging incentives from the Colombian government.
      For the year ended January 1, 2005, operating income increased to $317 million from $254.2 million in 2003. The increase was primarily attributable to the absence of privatization-related purchase accounting adjustments to inventory of $59.3 million and nonrecurring privatization expenses of $9.1 million, which were incurred in 2003. Operating income also benefited from additional commercial cargo activity and higher pineapple earnings. Pistachio earnings also grew as a result of the seasonality and timing of the harvest. These increases were partially offset by lower banana earnings, lower earnings from fresh vegetables, packaged foods and fresh-cut flowers, and the $8.8 million employee-related restructuring charge in Ecuador. In addition, favorable foreign currency exchange movements contributed to higher operating results. If foreign currency exchange rates in the Company’s significant foreign operations during 2004 remained unchanged from those experienced in 2003, the Company estimates that its operating income would have been lower by approximately $33 million. Operating income in 2004 included realized foreign currency exchange losses of $2 million and hedge losses of $12 million.

Interest Income and Other Income (Expense), Net
      For the year ended December 31, 2005, interest income increased to $6 million from $4.2 million in 2004. Higher interest income was primarily generated from the interest earned on an account receivable balance settled in 2005. Higher interest rates associated with outstanding grower loans also contributed to the increase.
      Other income (expense), net improved to an expense of $5.4 million in 2005 from an expense of $8.7 million in 2004. The improvement was primarily due to the change in unrealized foreign currency exchange gains of $43.5 million. In 2005, the Company’s Japanese yen denominated term loan and British pound sterling denominated vessel capital lease obligation generated foreign currency exchange gains of $27.1 million and $9.5 million, respectively, compared to a foreign currency exchange loss on the vessel obligations of $6.9 million in 2004. These improvements were partially offset by $41.1 million of additional expenses related to the early extinguishment of debt.
      For the year ended January 1, 2005, interest income decreased to $4.2 million from $7.1 million in 2003. The decrease was related to interest income generated in the first quarter of 2003 when the Company had a significant cash balance. Most of this cash was used in the financing of the going-private merger transaction in March 2003.
      Other income (expense), net improved to an expense of $8.7 million in 2004 from an expense of $18.3 million in 2003. The improvement was primarily due to $9.9 million of lower expenses related to the early extinguishment of debt resulting from accelerated debt repayments.

Interest Expense
      Interest expense for the year ended December 31, 2005 was $142.7 million compared to $152.7 million in 2004. The decrease was primarily related to lower overall effective borrowing rates that resulted from the Company’s refinancing and bond tender transactions during the second quarter of 2005.
      Interest expense for the year ended January 1, 2005 was $152.7 million compared to $144.1 million in 2003. The increase was primarily due to the issuance of additional debt in the second quarter of 2003 to finance the going-private merger transaction, as well as additional interest expense on vessel lease obligations capitalized due to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, in the fourth quarter of 2003.

Income Taxes
      Income tax expense for the year ended December 31, 2005 increased to $44.5 million from $25.5 million in 2004. Excluding the impact of the repatriation of foreign earnings under Section 965 of the Internal Revenue Code of $37.8 million, income tax expense for the year ended December 31, 2005 was $6.7 million, which reflects the Company’s effective tax rate of 8.1% for the 2005 fiscal year. The reduction in the effective income tax rate in 2005 of 8.1% from the 2004 rate of 16% is primarily due to a change in the mix of taxable earnings, resulting in part from lower domestic earnings. For all periods presented, the effective income tax rate differs from the U.S. federal statutory rate primarily due to earnings from operations being taxed in foreign jurisdictions at lower net effective rates than the U.S. rate.
      During October 2004, the American Jobs Creation Act of 2004 was signed into law, adding Section 965 to the Internal Revenue Code. Section 965 provides a special one-time deduction of 85% of certain foreign earnings that are repatriated under a domestic reinvestment plan, as defined therein. The effective federal tax rate on any qualified foreign earnings repatriated under Section 965 equals 5.25%. Taxpayers could elect to apply this provision to a qualified earnings repatriation made during calendar year 2005.
      During the second quarter of 2005, the Company repatriated $570 million of earnings from its foreign subsidiaries, of which approximately $489 million qualifies for the 85% dividends received deduction under Section 965. A tax provision of approximately $37.8 million for the repatriation of certain foreign earnings has been recorded as income tax expense for year ended December 31, 2005.
      For 2005, 2004 and 2003, other than the taxes provided on the $570 million of repatriated foreign earnings, no U.S. taxes were provided on unremitted foreign earnings from operations because such earnings are intended to be indefinitely invested outside the U.S.
      Income tax expense for the year ended January 1, 2005 increased to $25.5 million from $19.6 million in 2003. The Company’s effective tax rate fell to 16% in 2004 from 19.8% in 2003. The reduction in the effective income tax rate in 2004 was primarily due to a change in the mix of taxable earnings, resulting in part from lower domestic earnings and higher earnings in Europe and Asia.

Minority Interest and Equity in Earnings of Unconsolidated Subsidiaries
      Minority interest expense for the year ended December 31, 2005 decreased to $3.2 million from $10.2 million in 2004. The decrease was primarily due to the Company’s purchase of the 40% minority interest in Saba Trading AB (“Saba”) in December 2004.
      Equity in earnings of unconsolidated subsidiaries for the year ended December 31, 2005 decreased to $6.6 million from $10.3 million in 2004. The decrease was primarily related to the sale of the Company’s investment in a Guatemalan joint venture during 2005.
      Minority interest expense for the year ended January 1, 2005 increased to $10.2 million from $3.9 million in 2003. The increase was primarily related to 2004 seasonal pistachio earnings generated by several majority-owned partnerships.
      Equity in earnings of unconsolidated subsidiaries for the year ended January 1, 2005 increased to $10.3 million from $8.6 million in 2003. The increase was primarily related to higher earnings generated by several of the Company’s European investments.
Segment Results of Operations
      The Company has four primary reportable operating segments: fresh fruit, fresh vegetables, packaged foods and fresh-cut flowers. These reportable segments are managed separately due to differences in their products, production processes, distribution channels and customer bases.
      The Company’s management evaluates and monitors segment performance primarily through earnings before interest expense and income taxes (“EBIT”). EBIT is calculated by adding interest expense and income tax expense to net income. In 2005, EBIT is calculated by adding income from discontinued

operations, net of income tax expense, interest expense and income tax expense to net income. Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to the Company as a whole. EBIT is not defined under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered in isolation or as a substitute for net income measures prepared in accordance with GAAP or as a measure of the Company’s profitability. Additionally, the Company’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate EBIT in the same fashion.

	2005	2004	2003

	Successor	Successor	Combined

Revenues from external customers
Fresh fruit	$3,717,020	$3,535,666	$3,134,144
Fresh vegetables	1,083,227	887,409	850,584
Packaged foods	854,230	691,780	587,226
Fresh-cut flowers	171,259	169,845	168,086
Other operating segments	44,875	31,502	33,101

	$5,870,611	$5,316,202	$4,773,141

	2005	2004	2003

	Successor	Successor	Combined

EBIT
Fresh fruit	$205,191	$257,880	$235,181
Fresh vegetables	11,375	58,645	63,452
Packaged foods	87,495	64,191	35,112
Fresh-cut flowers	(5,094)	1,853	792
Other operating segments	619	306	354

Total operating segments	299,586	382,875	334,891
Corporate	(70,298)	(70,262)	(87,236)
Interest expense	142,716	152,704	144,138

Income from continuing operations before income taxes	$86,572	$159,909	$103,517

2005 Compared with 2004
      Fresh Fruit: Fresh fruit revenues increased 5% to $3.7 billion in 2005 from $3.5 billion in 2004. The increase in fresh fruit revenues was primarily due to higher worldwide sales of bananas and pineapples and higher sales in the European ripening and distribution operations. Higher worldwide banana sales resulted from improved volumes in North America and Asia, and higher pricing in Europe and North America. Stronger pineapple sales reflected improved volumes sold in North America, Europe and Asia and higher local pricing in Asia. These benefits were partially offset by lower sales volume of citrus in Asia and lower sales of deciduous fruit in North America and Asia.
      Fresh fruit EBIT decreased 20% to $205.2 million in 2005 from $257.9 million in 2004. EBIT decreased primarily as a result of higher product costs that impacted bananas and fresh pineapple operations worldwide, and deciduous fruit. EBIT was also impacted by higher fuel costs which increased shipping and distribution costs worldwide and by higher selling, marketing and general and administrative costs. These factors were partially offset by improved banana pricing in Europe and the absence of an $8.8 million restructuring charge in Ecuador recorded during 2004. If foreign currency exchanges rates in the Company’s significant fresh fruit foreign operations during 2005 had remained unchanged from those experienced in 2004, the Company estimates that fresh fruit EBIT would have been higher by approximately $7 million. Fresh fruit EBIT in 2005 included realized foreign currency exchange losses of $6 million and $9 million of unrealized foreign currency exchange gains related to the British pound sterling denominated vessel capital lease obligation.
      Fresh Vegetables: Fresh vegetables revenues for 2005 increased 22% to $1.1 billion from $887.4 million in 2004. The increase was primarily due to the October 2004 acquisition of Dole Berry Company as well as higher sales volumes in commodity vegetables and packaged salads. Dole Berry Company generated revenues of approximately $131 million in 2005. These benefits were partially offset by lower pricing of commodity vegetables mainly for mixed vegetables, celery, broccoli and lettuce.
      Fresh vegetables EBIT for 2005 decreased to $11.4 million from $58.6 million in 2004. The decrease in EBIT was primarily related to lower commodity vegetable earnings and lower packaged salad earnings. Commodity vegetable earnings were lower as a result of higher growing costs, higher fuel costs, and higher harvest and packing costs. EBIT was also affected by lower packaged salads earnings as a result of higher product, labor, manufacturing and freight costs. Dole Berry Company’s EBIT was a loss of $2.7 million during 2005.
      Packaged Foods: Packaged foods revenues for 2005 increased 23% to $854.2 million from $691.8 million in 2004. The increase in revenues was a result of higher North American sales of FRUIT BOWLS, canned solid pineapple and juice, and fruit in plastic jars due in part to higher pricing. Revenues grew in Asia due to higher sales of concentrate and tropical fruit mix. Revenues also benefited from the June 2004 acquisition of Dole Packaged Frozen Foods, which increased sales by $76 million compared to prior year.
      Packaged foods EBIT in 2005 increased 36% to $87.5 million from $64.2 million in 2004. The increase in EBIT was primarily due to a more favorable product mix and higher revenues in North America, partially offset by higher shipping and distribution costs and higher selling, general and administrative expenses.
      Fresh-cut Flowers: Fresh-cut flowers revenues in 2005 increased to $171.3 million from $169.8 million in 2004. The increase was primarily due to increased sales to the retail market partially offset by decreased sales volumes to the wholesale market. Management is continuing to focus on shifting volume into the retail market since average pricing in the retail market is significantly higher than in the wholesale market.
      EBIT in the fresh-cut flowers segment in 2005 decreased to a loss of $5.1 million from earnings of $1.9 million in 2004. EBIT decreased primarily as a result of higher product costs due to the weakening of the U.S. dollar against the Colombian peso. If the Colombian peso exchange rate during 2005 had remained unchanged from that experienced in 2004, the Company estimates that its fresh-cut flowers EBIT would have been higher by approximately $9 million. EBIT was also impacted by additional third party flower purchases and higher shipping costs, partially offset by lower general and administrative expenses. In addition, 2005 EBIT included approximately $5 million of foreign currency exchange hedging incentives offered by the Colombian government. The Colombian government offered these incentives to banana and flower growers in the exporting sector.
      Corporate: Corporate EBIT includes general and administrative costs not allocated to the operating segments. Corporate EBIT in both 2005 and 2004 was a loss of $70.3 million. Corporate EBIT for 2005 included $43.8 million of expenses incurred in connection with the early retirement of debt and related refinancing and $27.1 million of unrealized foreign currency exchange gains associated with the Japanese yen denominated term loan. EBIT did not change significantly in 2005 compared to 2004, as lower general and administrative costs were offset by the $43.8 million refinancing charge and $27.1 million of unrealized foreign currency exchange gains.

2004 Compared with 2003
      Fresh Fruit: Fresh fruit revenues increased 13% to $3.5 billion in 2004 from $3.1 billion in 2003. The increase in fresh fruit revenues was primarily due to favorable currency exchange rates, higher worldwide sales of bananas, pineapples, and deciduous fruit, expanded operations in the Europe ripening and distribution businesses, higher commercial cargo activity and revenues from pistachios, which are harvested every other year. A weaker U.S. dollar versus the euro, the Swedish krona and the Japanese yen benefited revenues by $90 million, $44 million and $43 million, respectively. In addition to the benefit of foreign currency exchange rates, higher worldwide banana revenues reflected higher European and Asian sales due mainly to higher local pricing, partially offset by lower North American sales due to lower volumes and pricing. Higher pineapple revenues were driven by higher sales in North America and Asia. Higher North American sales resulted from higher volumes of DOLE TROPICAL GOLD pineapple and lower pineapple pricing, while higher pineapple sales in Asia reflected both higher volumes and higher local pricing. These increases were partially offset by lower European pineapple revenues, primarily due to lower pricing. Deciduous revenues increased as a result of higher volumes in Latin America, Europe, the Middle East and Japan.
      Fresh fruit EBIT increased 10% to $257.9 million in 2004 from $235.2 million in 2003. EBIT increased primarily due to higher sales and the absence of privatization-related purchase accounting charges of $17.6 million incurred in 2003. These increases were partially offset by a restructuring charge in Ecuador of $8.8 million, as well as higher product costs, higher fuel prices, and higher selling, general and administrative costs. Higher product costs were primarily attributable to the impact of the weaker U.S. dollar against many currencies in which the Company sources its production and the impact of significantly higher commodity costs. In addition, 2004 EBIT included realized foreign currency exchange gains of $3 million, hedge losses of $12 million and $6.9 million of unrealized foreign currency exchange losses related to the British pound sterling denominated vessel capital lease obligation.
      Fresh Vegetables: Fresh vegetables revenues for 2004 increased 4% to $887.4 million from $850.6 million in 2003. The increase in revenues was driven by higher packaged salads sales, partially offset by lower commodity vegetable sales. Higher packaged salad sales resulted from higher volumes, partially offset by lower pricing due to increased competition. The decrease in commodity vegetable sales was driven by lower pricing of iceberg lettuce and cauliflower, partially offset by higher pricing of celery. Lower iceberg lettuce pricing reflected a return to normal pricing levels following an industry-wide lettuce shortage during 2003. The acquisition of Dole Berry Company in October 2004 did not have a significant impact to 2004 sales.
      Fresh vegetables EBIT for 2004 decreased 8% to $58.6 million from $63.5 million in 2003. The decrease in EBIT for 2004 was attributable to lower commodity vegetable earnings, partially offset by higher packaged salads earnings. Lower commodity vegetable earnings resulted from lower sales, higher transportation costs, lower Asia commodity earnings and a loss from Dole Berry Company. These factors were partially offset by lower iceberg lettuce growing costs and the absence of privatization-related purchase accounting charges of $1.4 million. Packaged salads earnings grew primarily due to higher sales. These factors were partially offset by higher product costs, due in part to a change in product mix, higher selling and marketing costs, and higher distribution costs due to higher freight rates.
      Packaged Foods: Packaged foods revenues for 2004 increased 18% to $691.8 million from $587.2 million in 2003. The increase in revenues was primarily due to the June 2004 acquisition of Dole Packaged Frozen Foods, which generated revenues of $78.4 million. In addition, revenues grew as a result of higher volumes of fruit in plastic jars and FRUIT BOWLS in North America, higher volumes of FRUIT BOWLS and higher volumes and pricing of concentrate in Europe, and higher sales of canned product in Asia. These increases were partially offset by the sale of Fabrica in 2003 and higher trade spending in North America. Fabrica contributed revenues of $17.6 million during 2003.
      Packaged Foods EBIT in 2004 increased 83% to $64.2 million from $35.1 million in 2003. The increase in EBIT was primarily due to the absence of $36.1 million of privatization-related purchase accounting charges incurred in 2003. EBIT in 2004 was impacted by lower overall margins and higher selling and marketing expenses in Europe and Asia. Lower margins were attributable to unfavorable currency exchange rates on product costs, as well as higher fruit costs and higher shipping and distribution expenses. EBIT in 2004 was also impacted by the absence of Fabrica earnings, which were $1.3 million in 2003.
      In 2004, Dole Packaged Frozen Foods EBIT reported a loss of $0.1 million. The loss included a non-cash charge of $4.2 million related to purchase accounting adjustments to inventory associated with the purchase price allocation.

      Fresh-cut Flowers: Fresh-cut flowers revenues in 2004 increased to $169.8 million from $168.1 million in 2003. The increase in revenues was primarily due to higher overall pricing as a result of a favorable volume shift from the wholesale to the retail market.
      EBIT in the fresh-cut flowers segment in 2004 improved to $1.9 million from $0.8 million in 2003. EBIT increased primarily due to the absence of $5.2 million of privatization-related purchase accounting charges incurred in 2003. EBIT also benefited from higher sales, income of $2.3 million related to Andean Trade Preference Act duty refunds and lower product purchases from third parties. These benefits were partially offset by higher product costs due to unfavorable currency exchange rates, higher labor and material costs, and higher shipping and distribution costs. If the Colombian peso exchange rate during 2004 had remained unchanged from that experienced in 2003, the Company estimates that its fresh-cut flowers EBIT would have been higher by approximately $6.3 million.
      Corporate: Corporate EBIT includes general and administrative costs not allocated to the operating segments. Corporate EBIT in 2004 was a loss of $70.3 million compared to a loss of $87.2 million in 2003. The improvement in 2004 EBIT resulted from lower write-offs of debt issuance costs due to lower accelerated debt repayments and the absence of a $6.9 million legal settlement incurred in 2003. The Company wrote off debt issuance costs of $2.7 million in 2004 as compared to $12.6 million in 2003.
Liquidity and Capital Resources
CASH REQUIREMENTS:
      The following tables summarize the Company’s contractual obligations and commitments at December 31, 2005:

	Payments Due by Period

		Less Than			After
	Total	1 Year	1-2 Years	3-4 Years	4 Years

	(In thousands)
Contractual obligations
Fixed rate debt	$1,110,755	$2,162	$1,875	$751,842	$354,876
Variable rate debt	835,531	20,403	72,384	370,456	372,288
Capital lease obligations	80,971	3,849	6,905	6,445	63,772
Non-cancelable operating lease commitments	356,789	93,938	121,633	55,949	85,269
Cancelable operating lease commitments	104,103	9,651	18,333	18,015	58,104
Purchase obligations	2,164,989	594,947	751,450	443,008	375,584
Minimum required pension funding	108,483	6,184	25,146	20,674	56,479
Postretirement benefit payments	54,419	5,639	11,528	11,330	25,922
Interest payments on fixed and variable rate debt	663,194	132,528	261,283	180,280	89,103

Total contractual cash obligations	$5,479,234	$869,301	$1,270,537	$1,857,999	$1,481,397

      Long-Term Debt: Details of amounts included in long-term debt can be found in Note 10 of the Consolidated Financial Statements. The table assumes that long-term debt is held to maturity.
      The variable rate maturities include amounts that were payable under the Company’s recently repaid senior secured credit facilities.

      Capital Lease Obligations: The Company’s capital lease obligations include $78.6 million related to two vessel leases. The obligations under these leases, which continue through 2024, are denominated in British pound sterling. The lease payment commitments are presented in U.S. dollars at the exchange rate in effect on December 31, 2005 and therefore will change as foreign currency exchange rates fluctuate.
      Operating Lease Commitments: The Company has obligations under non-cancelable and cancelable operating leases, primarily for land, as well as for certain equipment and office facilities. The leased assets are used in the Company’s operations where leasing offers advantages of operating flexibility and is less expensive than alternate types of funding. A significant portion of the Company’s operating lease payments are fixed. Lease payments are charged to operations, primarily through cost of products sold. Total rental expense, including rent related to cancelable and non-cancelable leases, was $130 million, $101.4 million and $98.4 million (net of sublease income of $15.9 million, $15.1 million and $15.1 million) for 2005, 2004 and 2003, respectively.
      Included in operating lease commitments is a residual value guarantee obligation under an aircraft lease agreement. The Company’s maximum potential undiscounted future payment under this residual value guarantee amounts to approximately $8.2 million. This payment would occur if the fair value of the aircraft is less than $20 million at the termination of the lease in 2010. The Company does not currently anticipate any future payments related to this residual value guarantee.
      Purchase Obligations: In order to secure sufficient product to meet demand and to supplement the Company’s own production, the Company enters into non-cancelable agreements with independent growers, primarily in Latin America, to purchase substantially all of their production subject to market demand and product quality. Prices under these agreements are generally fixed and contract terms range from one to ten years. Total purchases under these agreements were $433.4 million, $340.1 million and $298.6 million for 2005, 2004 and 2003, respectively.
      In order to ensure a steady supply of packing supplies and to maximize volume incentive rebates, the Company enters into contracts with certain suppliers for the purchase of packing supplies, as defined in the respective agreements, over periods of up to five years. Purchases under these contracts for 2005, 2004 and 2003 were approximately $227.3 million, $181.8 million and $151.9 million, respectively.
      Interest payments on fixed and variable rate debt: Commitments for interest expense on debt, including capital lease obligations, were determined based on anticipated annual average debt balances, after factoring in mandatory debt repayments. Interest expense on variable-rate debt has been based on the prevailing interest rates at December 31, 2005.
      Other Obligations and Commitments: The Company has obligations with respect to its pension and other postretirement benefit (“OPRB”) plans (Note 11 to the Consolidated Financial Statements). During 2005, the Company contributed $12 million to its qualified U.S. pension plan, which included voluntary contributions above the minimum requirements for the plan. Under the Internal Revenue Service funding requirements, no contribution will be required for 2006. However, the Company may make contributions to its U.S. qualified plan in 2006 at its election. The Company also has non-qualified, unfunded pension and OPRB plans. The Company expects to make payments related to these unfunded pension and OPRB plans of $11.8 million in 2006.
      The Company has numerous collective bargaining agreements with various unions covering approximately 43% of the Company’s hourly full time and seasonal employees. Of the unionized employees, 43% are covered under a collective bargaining agreement that will expire within one year and the remaining 57% are covered under collective bargaining agreements expiring beyond the upcoming year. These agreements are subject to periodic negotiation and renewal. Failure to renew any of these collective bargaining agreements may result in a strike or work stoppage; however management does not expect that the outcome of these negotiations and renewals will have a material adverse impact to the Company’s financial condition or results of operations.

SOURCES AND USES OF CASH:

	Successor	Successor	Combined

	2005	2004	2003

	(In thousands)
Cash flow provided by (used in):
Operating activities	$72,589	$217,392	$338,924
Investing activities	(164,323)	(281,584)	(1,595,413)
Financing activities	69,937	107,571	636,823
Foreign currency impact	(8,608)	2,356	6,181

Increase (decrease) in cash	$(30,405)	$45,735	$(613,485)

      Operating Activities: The primary drivers of the Company’s operating cash flows are operating earnings, adjusted for cash generated from or used in net working capital, interest paid and taxes paid or refunded. The Company defines net working capital as the sum of receivables, inventories, prepaid expenses and other current assets less accounts payable and accrued liabilities. Factors that impact the Company’s operating earnings that do not impact cash flows include depreciation and amortization, gains and losses on the sale of assets and purchase accounting expenses.
      Changes in working capital generally correspond to operating activity. For example, as sales increase, a larger investment in working capital is typically required. Management attempts to keep the Company’s investment in net working capital to a reasonable minimum by closely monitoring inventory levels and matching production to expected market demand, keeping tight control over collection of receivables and optimizing payment terms on its trade and other payables. Debt levels and interest rates impact interest payments, and tax payments are impacted by tax rates, the tax jurisdiction of earnings and the availability of tax operating losses.
      Cash flows generated by operating activities were $72.6 million in 2005 compared to $217.4 million in 2004. Cash flows decreased in 2005 due primarily to an increase in net working capital of $122.7 million, driven primarily by higher accounts receivable and a greater investment in inventory, partially offset by higher accounts payable. The increase in accounts receivable was driven mainly by higher sales. The increase in inventory was primarily attributable to higher anticipated sales of packaged foods products in 2006. Higher accounts payable was primarily the result of higher inventory related purchases and the timing of payments to suppliers. In 2004, net working capital increased $100.9 million principally due to higher accounts receivable, inventory, and lower accrued liabilities, partially offset by higher accounts payable. The increase in accounts receivables was driven mainly by higher sales. The increase in inventory was attributable to investments in Dole Packaged Frozen Foods and Dole Berry Company inventories, as well as higher overall balances to support higher sales. Lower accrued liabilities were primarily due to the timing of payments to growers. Higher accounts payable was primarily the result of higher inventory related purchases and the timing of payments to suppliers, partially offset by payments made on Dole Packaged Frozen Foods and Dole Berry Company payables, which were overdue when these companies were acquired in 2004.
      Investing Activities: Cash flows used in investing activities decreased to $164.3 million in 2005 from $281.6 million in the prior year. The decrease in cash outflow during 2005 was primarily due to less cash used for acquisitions. In 2005, the Company acquired the 40% minority interest in Saba for $47.1 million compared to the acquisitions in 2004, primarily related to Dole Packaged Frozen Foods and Dole Berry Company, for $189.7 million. This decrease was partially offset by higher capital expenditures of $29.8 million in 2005.
      The purchase of Saba, 2005 capital expenditures and payments for acquisitions were funded by operating cash flows and through additional borrowings. The Company expects that 2006 capital expenditures will be approximately $104.2 million.
      Financing Activities: Cash flows from financing activities decreased to $69.9 million in 2005 from $107.6 million in 2004. The decrease in cash of $37.7 million was primarily due to higher dividend payments of $77.3 million in 2005 (a partial return of the $100 million capital contribution made to the Company by its immediate parent, Dole Holding Company, LLC during 2004) versus $20 million in 2004 and the absence of a $100 million capital contribution from Dole Holding Company, LLC in 2004. These decreases to cash flow were partially offset by higher net borrowings incurred in 2005 of $150 million versus 2004 net borrowings of $33.2 million, to fund current year operations.
      The majority of the cash from financing activities in 2004 resulted from additional term loan borrowings of $175 million to fund the acquisition of Dole Packaged Frozen Foods. The Company repaid approximately $141.8 million of pre-existing short and long-term borrowings. In addition, cash dividends of $20 million were paid to Dole Holding Company, LLC and dividends of $5.6 million were paid to minority shareholders (primarily the Saba minority shareholders). Financing activities in 2004 also included a $100 million contribution from Dole Holding Company, LLC. These funds were raised by Dole Holding Company, LLC as part of a $150 million borrowing under a Second Lien Senior Credit Agreement that now has been repaid as part of the refinancing in April 2006.
      At December 31, 2005, the Company had outstanding long-term borrowings of $2.03 billion, consisting of $1.1 billion of unsecured senior notes and debentures due 2009 through 2013 and $921 million of secured debt (consisting of revolving credit and term loan facilities and capital lease obligations). As a result of the April 2006 refinancing, principal payments on secured borrowings due in 2006 were reduced from $25 million to $13 million.
      During April 2005, the Company executed an amendment and restatement of its senior secured credit facility agreement (the “Amended and Restated Credit Agreement”). In conjunction with the execution of the Amended and Restated Credit Agreement, the Company completed a tender offer to purchase for cash $325 million aggregate principal amount of the Company’s outstanding debt securities. The Company repurchased $50 million of its $400 million 8.625% unsecured Senior Notes due 2009 and $275 million of its $475 million 8.875% unsecured Senior Notes due 2011.
      Under the Amended and Restated Credit Agreement, which has now been repaid in full, the Company obtained financing through term loan borrowings (“Term Loan A” and “Term Loan B”), $350 million relating to Term Loan A (denominated in Japanese yen), $400 million relating to Term Loan B and $300 million of revolving credit facilities. Borrowings under Term Loan A and Term Loan B were repayable in quarterly tranches through 2010 and 2012, respectively. As of December 31, 2005, the term loan facilities consisted of $306.1 million of Term Loan A and $392 million of Term Loan B.
      In May 2005, the Company entered into an interest rate swap agreement in order to hedge future changes in interest rates. This agreement effectively converted borrowings under Term Loan A, which is variable-rate debt, to a fixed-rate basis through the term of the loan.
      In June 2005, the Company executed a technical amendment to its Amended and Restated Credit Agreement, which changed the scheduled amortization payment dates of the term loans from the last business day of the Company’s fiscal quarters to the last business day of the calendar quarters.
      In December 2005, the Company executed a second amendment (the “Second Amendment”) to the Amended and Restated Credit Agreement. The Second Amendment permitted the Company to reinvest the proceeds from the sale of any of its principal properties (defined as each of the Company’s U.S. manufacturing plants and processing facilities that have a net book value exceeding 1% of the Company’s net tangible assets) in a new principal property and also allows DHM Holding Company, Inc., to borrow under project financing facilities the proceeds of which would be used for the construction, start up and operational deficits of a hotel, spa and wellbeing center, subject to certain restrictions. In addition, the Second Amendment amended both the minimum consolidated interest coverage ratio and the maximum leverage ratio for certain time periods.
      As of December 31, 2005, there were $137 million of outstanding borrowings under the Company’s revolving credit facilities. Funds available under the revolving credit facilities could be used for borrowings to finance short-term working capital needs of the Company or for the issuance of letters of credit and bank guarantees. The Company had the ability to issue up to $232.5 million of letters of credit and bank guarantees under these facilities, which to the extent utilized, reduced available borrowings under these facilities. At

December 31, 2005, after taking into account approximately $94.4 million of outstanding letters of credit and bank guarantees drawn against these facilities, the Company had approximately $68.6 million available under these revolvers.
      During January 2006, the Company increased its revolving credit facilities from $300 million to $360 million.
      In addition to amounts available under the revolving credit facilities, the Company’s subsidiaries have uncommitted lines of credit of approximately $85 million at various local banks, of which $79.3 million was available at December 31, 2005. These lines of credit lines are used primarily for short-term borrowings, foreign currency exchange settlement and the issuance of letters of credit or bank guarantees. Several of the Company’s uncommitted lines of credit expire in 2006 while others do not have a commitment expiration date. These arrangements may be cancelled at any time by the Company or the banks.
      On April 12, 2006, the Company completed an amendment and restatement of its senior secured credit facilities. The Company obtained $975 million of term loan facilities and $100 million in a pre-funded letter of credit facility. The proceeds of the term loans were used to repay the outstanding term loans under the Company’s existing senior secured credit facilities. In addition, the Company paid a dividend of approximately $160 million to its immediate parent, Dole Holding Company, LLC, which proceeds were used to repay in full its Second Lien Senior Credit Facility. The terms and covenants under the new senior secured credit facilities are similar to those under the Company’s existing senior secured credit facilities except that the new facilities do not contain financial maintenance or maximum capital expenditure covenants.
      Additionally, the Company entered into a new asset based revolving credit facility of $350 million. The facility will be secured and will be subject to a borrowing base consisting of up to 85% of eligible accounts receivable plus a predetermined percentage of eligible inventory.
      The purposes of the refinancing include increasing the combined size of the Company’s revolving credit and letter of credit facilities and eliminating certain financial maintenance covenants, realizing currency gains arising out of the Company’s existing senior secured credit facilities, and refinancing of the higher-cost bank indebtedness of Dole Holding Company, LLC, at the lower-cost Dole Food Company, Inc. level. In connection with the refinancing, the Company obtained a waiver, with respect to the first quarter ended March 25, 2006, for certain covenants contained in the prior senior secured credit facilities.
      Refer to Note 10 of the Consolidated Financial Statements for additional details of the Company’s outstanding debt.
      The Company believes that available borrowings under the revolving credit facility and subsidiaries’ uncommitted lines of credit, together with its existing cash balance of $48.8 million at December 31, 2005, future cash flow from operations and access to capital markets will enable it to meet its working capital, capital expenditure, debt maturity and other commitments and funding requirements. Factors impacting the Company’s cash flow from operations include such items as commodity prices, interest rates and foreign currency exchange rates, among other things. These factors are set forth under “Risk Factors” in Item 1A. of this Form 10-K and under “Quantitative and Qualitative Disclosures About Market Risk “in Item 7A. and elsewhere in this Form 10-K.
GUARANTEES, CONTINGENCIES AND DEBT COVENANTS:
      The Company is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to the Company’s operations. At December 31, 2005, guarantees of $2.6 million consisted primarily of amounts advanced under third party bank agreements to independent growers that supply the Company with product. The Company has not historically experienced any significant losses associated with these guarantees.
      As part of its normal business activities, the Company and its subsidiaries also provide guarantees to various regulatory authorities, primarily in Europe, in order to comply with foreign regulations when operating businesses overseas. These guarantees relate to customs duties and the now-eliminated banana import license fees that were granted to the European Union member states’ agricultural authority. These guarantees are obtained from commercial banks in the form of letters of credit or bank guarantees. In addition, the Company issues letters of credit and bonds through major banking institutions and insurance companies as required by certain vendor and other operating agreements. As of December 31, 2005, total letters of credit and bonds outstanding were $121.8 million.
      The Company also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. The Company guaranteed $127.7 million of its subsidiaries’ obligations to their suppliers and other third parties as of December 31, 2005.
      The Company has change of control agreements with certain key executives, under which severance payments and benefits would become payable in the event of specified terminations of employment following a change of control (as defined) of the Company. The going-private merger transaction did not trigger the change of control provisions as outlined in these agreements. Refer to Item 11 of this Form 10-K, under the heading “Employment, Severance and Change of Control Arrangements” for additional information concerning the change of control agreements.
      As disclosed in Note 16 to the Consolidated Financial Statements, the Company is subject to legal actions, most notably related to the Company’s prior use of the agricultural chemical dibromochloropropane, or “DBCP”. Although no assurance can be given concerning the outcome of these cases, in the opinion of management, after consultation with legal counsel and based on past experience defending and settling DBCP claims, the pending lawsuits are not expected to have a material adverse effect on the Company’s business, financial condition or results of operations.
      Provisions under the senior secured credit facilities and the indentures to the senior notes and debentures require the Company to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. The Company could borrow approximately an additional $75 million at December 31, 2005 and remain within its covenants, under the conditions then existing. At December 31, 2005, the Company was in compliance with all applicable covenants contained in the indentures and prior senior secured credit facilities.
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
      Application of Purchase Accounting: The Company makes strategic acquisitions of entities to enhance its product portfolio and to leverage the DOLE brand. These acquisitions require the application of purchase accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. This results in tangible and identifiable intangible assets and liabilities of the acquired entity being recorded at fair value. The difference between the purchase price and the fair value of net assets acquired is recorded as goodwill. In addition to acquisitions, the consummation of the going-private merger transaction in 2003 also resulted in the application of purchase accounting to the Company’s consolidated balance sheet as of the transaction date.
      In determining the fair values of assets and liabilities acquired in a business combination, the Company uses a variety of valuation methods including present value, depreciated replacement cost, market values

(where available) and selling prices less costs to dispose. Valuations are performed by either independent valuation specialists or by Company management, where appropriate.
      Assumptions must often be made in determining fair values, particularly where observable market values do not exist. Assumptions may include discount rates, growth rates, cost of capital, royalty rates, tax rates and remaining useful lives. These assumptions can have a significant impact on the value of identifiable assets and accordingly can impact the value of goodwill recorded. Management believes that the assumptions used in the application of purchase accounting for the Company’s acquisitions and the privatization in 2003 are appropriate and consistent with observable market comparables. Different assumptions could have resulted in materially different values being attributed to assets and liabilities. Since these values impact the amount of annual depreciation and amortization expense, different assumptions could also significantly impact the Company’s statement of operations and could impact the results of future impairment reviews.
      Grower Advances: The Company makes advances to third party growers primarily in Latin America and Asia for various farming needs. Some of these advances are secured with property or other collateral owned by the growers. The Company monitors these receivables on a regular basis and records an allowance for these grower receivables based on estimates of the growers’ ability to repay advances and the fair value of the collateral. These estimates require significant judgment because of the inherent risks and uncertainties underlying the growers’ ability to repay these advances. These factors include weather-related phenomena, government-mandated fruit prices, market responses to industry volume pressures, grower competition, fluctuations in local interest rates, economic crises, security risks in developing countries, political instability, outbreak of plant disease, inconsistent or poor farming practices of growers and foreign currency fluctuations. The aggregate amounts of grower advances made during fiscal years 2005, 2004 and 2003 were approximately $148 million, $146.6 million and $133.3 million, respectively. Net grower advances receivable were $44.3 million and $39.2 million at December 31, 2005 and January 1, 2005, respectively.
      Long-Lived Assets: The Company’s long-lived assets consist of 1) property, plant and equipment and amortized intangibles and 2) goodwill and unamortized intangible assets.
      1) Property, Plant and Equipment and Amortized Intangibles: The Company depreciates property, plant and equipment and amortizes intangibles principally by the straight-line method over the estimated useful lives of these assets. Estimates of useful lives are based on the nature of the underlying assets as well as the Company’s experience with similar assets and intended use. Estimates of useful lives can differ from actual useful lives due to the inherent uncertainty in making these estimates. This is particularly true for the Company’s significant long-lived assets such as land improvements, buildings, farming machinery and equipment, vessels and customer relationships. Factors such as the conditions in which the assets are used, availability of capital to replace assets, frequency of maintenance, changes in farming techniques and changes to customer relationships can influence the useful lives of these assets. Refer to Notes 8 and 9 of the Consolidated Financial Statements for a summary of useful lives by major asset category and for further details on the Company’s intangible assets, respectively. The Company incurred depreciation expense of approximately $137.9 million, $133.3 million and $123.6 million in 2005, 2004 and 2003, respectively, and amortization expense of approximately $11.9 million, $11.6 million and $8 million in fiscal 2005, 2004 and 2003, respectively.
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
      The Company believes its tax positions comply with the applicable tax laws and that it is adequately provided for all tax related matters. The Company is subject to examination by taxing authorities in the various jurisdictions in which it files tax returns. Specifically, the Company is routinely under examination by the Internal Revenue Service. The current examination includes the years 1995 through 2001. Matters raised upon audit may involve substantial amounts and could result in material cash payments if resolved unfavorably; however, management does not believe that any material payments will be made related to these matters within the next year. Management considers it unlikely that the resolution of these matters will have a material adverse effect on its results of operations.
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
      Pension obligations and expenses are most sensitive to the expected return on pension plan assets and discount rate assumptions. OPRB obligations and expenses are most sensitive to discount rate assumptions and health care cost trend rates. The Company determines the expected return on pension plan assets based on an expectation of average annual returns over an extended period of years. This expectation is based, in part, on the actual returns achieved by the Company’s pension plans over the prior ten-year period. The Company also considers the weighted-average historical rates of return on securities with similar characteristics to those in which the Company’s pension assets are invested. In the absence of a change in the Company’s asset allocation or investment philosophy, this estimate is not expected to vary significantly from year to year. The Company’s 2005 and 2004 pension expense was determined using an expected rate of return on U.S. plan assets of 8.50% and 8.75%, respectively. The Company’s 2006 pension expense will be determined using an expected rate of return on U.S. plan assets of 8.25%. At December 31, 2005, the Company’s U.S. pension plan investment portfolio was invested approximately 58% in equity securities, 39% in fixed income securities and 3% in alternative investments. A 25 basis point change in the expected rate of return on pension plan assets would impact annual pension expense by $0.6 million.
      The Company’s U.S. pension plan’s discount rate of 5.75% in both 2005 and 2004 was determined based on a hypothetical portfolio of high-quality, non-callable, zero-coupon bond indices with maturities that approximate the duration of the liabilities in the Company’s pension plans. A 25 basis point decrease in the assumed discount rate would increase the projected benefit obligation by $7 million and increase the annual expense by $0.2 million.
      The Company’s foreign pension plans’ weighted average discount rate was 9.08% and 8.70% for 2005 and 2004, respectively. A 25 basis point decrease in the assumed discount rate of the foreign plans would increase the projected benefit obligation by $2.1 million and increase the annual expense by $0.4 million.
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
Other Matters
      European Union Banana Import Regime: On January 1, 2006, the European Union (“EU”) implemented a new “tariff only” import regime for bananas. The 2001 EC/US Understanding on Bananas required the EU to implement a tariff only banana import system on or before January 1, 2006, and the EU’s banana regime change was therefore expected by that date.
      Banana imports from Latin America are now subject to import license requirements only and a tariff of 176 euro per metric ton for entry into the EU market. Under the EU’s previous banana regime, banana imports from Latin America were subject to a tariff of 75 euro per metric ton and were also subject to both import license requirements and volume quotas. License requirements and volume quotas had the effect of limiting access to the EU banana market.
      Although all Latin bananas are now subject to a tariff of 176 euro per metric ton, up to 775,000 metric tons of bananas from African, Caribbean, and Pacific (“ACP”) countries may be imported to the EU duty-

free. This preferential treatment of a zero tariff on up to 775,000 tons of ACP banana imports, as well as the 176 euro per metric ton tariff applied to Latin banana imports, is currently being challenged by Panama, Honduras and Nicaragua at the World Trade Organization (“WTO”). The current tariff applied to Latin banana imports may be lowered and the ACP preference of a zero tariff may be affected depending on the outcome of these WTO proceedings, but the WTO proceedings are only in their initial stage and may take several years to conclude. The Company encourages efforts to lower the tariff through negotiations with the EU and is working actively to help achieve this result.
      Medicare Modernization Act: The Medicare Prescription Drug, Improvements and Modernization Act of 2003 (the “Act”) was signed into law in December 2003. The Act introduced a prescription drug benefit under Medicare (“Medicare Part D”), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued Staff Position No. 106-2 (“FSP 106-2”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 became effective for interim or annual periods beginning after June 15, 2004. The Company determined that the benefits provided by certain of its postretirement health care plans are actuarially equivalent to Medicare Part D and thus qualify for the subsidy under the Act. The expected subsidy was recognized in the 2004 year-end measurement of obligations and reduced the accumulated postretirement benefit obligation (“APBO”) by $8.1 million. This amount was based on the estimated impact of the Act, pending further guidance. The estimate was remeasured in 2005 based on final regulations and other information and accordingly, the Company recorded an increase in the APBO of $2.5 million, for a net $5.6 million decrease in the APBO as a result of the Act. The increase in the APBO of $2.5 million was recognized as an actuarial loss in 2005. The net periodic benefit cost for 2005 was reduced by approximately $0.5 million due to the expected subsidy.
      Impact of Hurricane Katrina: During the third quarter of 2005, the Company’s operations in the Gulf Coast area of the United States were impacted by Hurricane Katrina. The Company’s fresh fruit division utilizes the Gulfport, Mississippi port facility to receive and store product from its Latin American operations. The Gulfport facility, which is leased from the Mississippi Port Authority, incurred significant damage from Hurricane Katrina. As a result of the damage sustained at the Gulfport terminal, the Company diverted shipments to other Dole port facilities including Freeport, Texas; Port Everglades, Florida; and Wilmington, Delaware. The Company resumed discharging shipments of fruit and other cargo in Gulfport at the beginning of the fourth quarter of 2005. However, the facility has not yet been fully rebuilt. The financial impact to the Company’s fresh fruit operations includes the loss of cargo and equipment, property damage and additional costs associated with re-routing product to other ports in the region. Equipment that was destroyed or damaged includes refrigerated and dry shipping containers, as well as chassis and generator-sets used for land transportation of the shipping containers.
      During 2005, the Company recorded a total charge related to Hurricane Katrina of $10.1 million. The charge included write-offs of owned assets with a net book value of $4.1 million, direct incremental expenses of $4.1 million and leased assets of $1.9 million representing amounts due to lessors. The Company maintains customary insurance for its property, including shipping containers, as well as for business interruption. In 2005, the Company collected $6 million from insurance carriers related to cargo and property damage and recorded a receivable of $3.4 million at December 31, 2005 for insurance recoveries. Of the $3.4 million receivable balance, the Company collected $3.1 million from insurance carriers subsequent to December 31, 2005. During March 2006, the Company received an additional $2 million. The Company is continuing to work with its insurers to evaluate the extent of the costs incurred as a result of the hurricane damage and to determine the extent of the insurance coverage for that damage.
      Honduran Tax Case: In 2005, the Company received a tax assessment from Honduras of approximately $137 million relating to the disposition of all of the Company’s interest in Cervecería Hondureña, S.A in 2001. The Company believes the assessment is without merit and filed an appeal with the Honduran tax authorities, which was denied. As a result of the denial in the administrative process, in order to negate the tax assessment, on August 5, 2005, the Company proceeded to the next stage of the appellate process by filing a lawsuit against the Honduran government, in the Honduran Administrative Tax Trial Court. The Honduran

government is seeking dismissal of the lawsuit and attachment of assets, which the Company is challenging. No reserve has been provided for this assessment.
      Business Restructuring: In the first quarter of 2006, the commercial relationship substantially ended between Dole’s wholly owned subsidiary, Saba, and Saba’s largest customer. Saba is a leading importer and distributor of fruit, vegetables and flowers in Scandinavia. Saba’s financial results are included in Dole’s fresh fruit reporting segment. Other than the expected charges described below, the loss of this customer’s business is not expected to be material to Dole’s ongoing earnings. In connection with this recent event, Dole plans on restructuring certain lines of Saba’s business and expects to incur related charges, both in the first quarter of 2006 and in subsequent fiscal quarters. These charges are currently estimated at approximately $18 million in the aggregate. However, the timing and exact amount of the charges are yet to be determined, as well as Dole’s potential contractual claims against this customer.
      Capital Contribution: On March 3, 2006, DHM Holding Company, Inc. (“HoldCo”) executed a $150 million senior secured term loan agreement. In March 2006, HoldCo drew $50 million and contributed $28.4 million to Dole Holding Company, LLC, the Company’s parent, which contributed such funds to the Company. The Company intends to dividend this entire amount by the end of 2006 back to Dole Holding Company, LLC for further dividend to HoldCo.
Supplemental Financial Information
      The following financial information has been presented, as management believes that it is useful information to some readers of the Company’s Consolidated Financial Statements (in thousands):

	December 31,	January 1,
	2005	2005

	Successor	Successor

	(In thousands)
Balance Sheet Data:
Total working capital (current assets less current liabilities)	$534,663	$423,482
Total assets	$4,409,727	$4,321,630
Total debt	$2,027,257	$1,868,922
Total shareholders’ equity	$616,543	$677,873

	Year	Year	Three Quarters	Quarter	Year
	Ended	Ended	Ended	Ended	Ended
	December 31,	January 1,	January 3,	March 22,	January 3,
	2005	2005	2004	2003	2004

	Successor	Successor	Successor	Predecessor	Combined

	(In thousands)
Other Financial Data:
Net income	$44,096	$134,418	$23,117	$60,788	$83,905
Income from discontinued operations, net	(2,044)	—	—	—	—
Interest expense	142,716	152,704	124,491	19,647	144,138
Income tax expense	44,520	25,491	6,512	13,100	19,612
Depreciation and amortization	149,809	144,993	106,766	25,051	131,817

EBITDA	$379,097	$457,606	$260,886	$118,586	$379,472
EBITDA margin	6.5%	8.6%	7.1%	11.1%	8.0%
Capital expenditures	$146,306	$101,667	$101,971	$4,235	$106,206
      “EBITDA” is defined as earnings before interest expense, income tax expense, and depreciation and amortization. EBITDA is calculated by adding interest expense, income tax expense and depreciation and amortization to net income. In 2005, EBITDA is calculated by adding income from discontinued operations, net of income tax expense, interest expense, income tax expense and depreciation and amortization to net income. EBITDA margin is defined as the ratio of EBITDA, as defined, relative to net revenues. EBITDA is reconciled to net income in the Consolidated Financial Statements in the tables above. EBITDA and EBITDA margin fluctuated primarily due to the same factors that impacted the changes in operating income and segment EBIT discussed earlier.
      The Company presents EBITDA and EBITDA margin because management believes, similar to EBIT, EBITDA is a useful performance measure for the Company. In addition, EBITDA is presented because management believes it is frequently used by securities analysts, investors and others in the evaluation of companies, and because certain covenants on the Company’s Senior Notes are tied to EBITDA. EBITDA and EBITDA margin should not be considered in isolation from or as a substitute for net income and other consolidated income statement data prepared in accordance with GAAP or as a measure of profitability. Additionally, the Company’s computation of EBITDA and EBITDA margin may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate EBITDA and EBITDA margin in the same manner.
      The pushdown of purchase accounting to the Company and privatization related expenses had a significant impact on the Company’s results of operations for 2004 in comparison to the results for 2003. EBITDA, as presented, of $379.5 million was negatively impacted by purchase accounting related and non-recurring going-private merger and refinancing expenses of $80.3 million for the year ended January 3, 2004. These items also negatively impacted EBITDA margin by 1.7 percentage points. The impact of these items on EBITDA for the year ended January 3, 2004 was approximately $59.3 million related to the step-up of inventory, $19.6 million of non-recurring going-private merger transaction related expenses and a net $1.4 million of other purchase accounting related items.
      This Management’s Discussion and Analysis contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements, which are based on management’s assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by the use of terms such as “anticipate”, “will”, “expect”, “believe”, “should” or similar expressions. The potential risks and uncertainties that could cause the Company’s actual results to differ materially from those expressed or implied herein include weather-related phenomena; market responses to industry volume pressures; product and raw materials supplies and pricing; changes in interest and currency exchange rates; economic crises in developing countries; quotas, tariffs and other governmental actions and international conflict. Refer to “Disclosure Regarding Forward-Looking Statements” in Item 1 of this Form 10-K for additional information concerning these matters.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      As a result of its global operating and financing activities, the Company is exposed to market risks including changes in commodity pricing, fluctuations in interest rates and fluctuations in foreign currency exchange rates in both sourcing and selling locations. Commodity pricing exposures include the potential impacts of weather phenomena and their effect on industry volumes, prices, product quality and costs. The Company manages its exposure to commodity price risk primarily through its regular operating activities, however, significant commodity price fluctuations, particularly for bananas, pineapples and commodity vegetables, could have a material impact on the Company’s results of operations. The Company uses foreign currency exchange forward contracts and participating forward contracts to reduce its risk related to anticipated dollar equivalent foreign currency cash flows, specifically forecasted revenue transactions and forecasted operating expenses. In addition, the Company makes limited use of bunker fuel hedges to hedge its exposure to fluctuating fuel prices. The Company has not utilized derivatives for trading or other speculative purposes.
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
      Generally, the Company’s short-term debt is at variable interest rates, while its long-term debt, with the exception of amounts outstanding under the Company’s senior secured credit facilities and vessel lease obligations, is at fixed interest rates.
      As of December 31, 2005, the Company had $1.111 billion of fixed-rate debt and $2.4 million of fixed-rate capital lease obligations with a combined weighted-average interest rate of 8.18% and a fair value of $1.12 billion. As of January 1, 2005, the Company had $1.431 billion of fixed-rate debt and $3.6 million of fixed rate capital lease obligations with a combined weighted-average interest rate of 8.34% and a fair value of $1.536 billion. The Company currently estimates that a 100 basis point increase in prevailing market interest rates would decrease the fair value of its fixed-rate debt by approximately $38.8 million.
      As of December 31, 2005, the Company had the following variable-rate arrangements: $835.5 million of variable-rate debt with a weighted-average interest rate of 4.42% and $78.6 million of variable-rate capital lease obligations with a weighted-average interest rate of 4%. As of January 1, 2005, the Company had the following variable-rate arrangements: $341.8 million of variable-rate debt with a weighted-average interest rate of 4.71% and $91.9 million of variable-rate capital lease obligations with a weighted-average interest rate of 4.93%. Interest expense under the majority of these arrangements is based on the London Interbank Offered Rate (“LIBOR”). The Company currently estimates that a 100 basis point increase in LIBOR would lower pretax income by $8.4 million.
      In April 2005, the Company replaced part of its existing long-term debt with Term Loan A, Term Loan B and a new revolving credit facility. Term Loan A was denominated in Japanese yen that bears interest at certain percentages over Japanese LIBOR. At December 31, 2005, $306.1 million was outstanding under Term Loan A. The Company was also exposed to interest rate risk for changes in the Japanese LIBOR rate. In May 2005, the Company entered into an interest rate swap agreement, which fixed the interest rate at 2.05%.
      On April 12, 2006, the Company completed an amendment and restatement of its senior secured credit facilities. The Company obtained $975 million of term loan facilities and $100 million in a pre-funded letter of credit facility. The proceeds of the term loans were used to repay the outstanding term loans under the Company’s existing senior secured credit facilities. In addition, the Company paid a dividend of approximately $160 million to its immediate parent, Dole Holding Company, LLC, which proceeds were used to repay its Second Lien term loan. The terms and covenants under the new senior secured credit facilities are similar to those under the Company’s existing senior secured credit facilities except that the new facilities do not contain financial maintenance or maximum capital expenditure covenants.
      Additionally, the Company entered into a new asset based revolving credit facility of $350 million. The facility will be secured and will be subject to a borrowing base consisting of up to 85% of eligible accounts receivable plus a predetermined percentage of eligible inventory.
      The purposes of the refinancing include refinancing of the higher-cost bank indebtedness of Dole Holding Company, LLC, at the lower-cost Dole Food Company, Inc. level, realizing currency gains arising out of the Company’s existing senior secured credit facilities, increasing the combined size of the Company’s revolving credit and letter of credit facilities and eliminating certain financial maintenance covenants. In connection with the refinancing, the Company obtained a waiver, with respect to the first quarter ended March 25, 2006, for certain covenants contained in the prior senior secured credit facilities.
      Foreign Currency Exchange Risk: The Company has production, processing, distribution and marketing operations worldwide in more than 90 countries. Its international sales are usually transacted in U.S. dollars and major European and Asian currencies. Some of the Company’s costs are incurred in currencies different from those received from the sale of products. Results of operations may be affected by fluctuations in currency exchange rates in both sourcing and selling locations.
      The Company has significant sales denominated in Japanese yen as well as European sales denominated primarily in euro and Swedish krona. Product and shipping costs associated with a portion of these sales are U.S. dollar-denominated. In 2005, the Company had approximately $640 million of annual sales denominated in Japanese yen, approximately $1.1 billion of annual sales denominated in euro, and approximately $440 million of annual sales denominated in Swedish krona. If U.S. dollar exchange rates versus the Japanese yen, euro and Swedish krona during 2005 had remained unchanged from 2004, the Company’s revenues and operating income would have been higher by approximately $16 million and $4 million, respectively. In addition, the Company currently estimates that a 10% strengthening of the U.S. dollar relative to the Japanese yen, euro and Swedish krona would lower operating income by approximately $49 million, excluding the impact of foreign currency exchange hedges.
      The Company sources the majority of its products in foreign locations and accordingly is exposed to changes in exchange rates between the U.S. dollar and currencies in these sourcing locations. The Company’s exposure to exchange rate fluctuations in these sourcing locations is partially mitigated by entering into U.S. dollar denominated contracts for third party purchased product and most other major supply agreements, including shipping contracts. However, the Company is still exposed to those costs that are denominated in local currencies. The most significant production currencies to which the Company has exchange rate risk are the Colombian peso, Chilean peso, Thai baht, Philippine peso and South African rand. If U.S. dollar exchange rates versus these currencies during 2005 had remained unchanged from 2004, the Company’s operating income would have been higher by approximately $12 million.
      The Company also has euro, Swedish krona and Japanese yen denominated intercompany notes. At December 31, 2005, the euro, Swedish krona and Japanese yen denominated intercompany notes, in entities whose functional currency is different than the currency of the respective intercompany note, amounted to $3.4 million, $3.8 million and $8.5 million, respectively. In 2005, changes in the exchange rate between the U.S. dollar and the euro, Swedish krona and Japanese yen resulted in gains on these notes of $1.9 million.
      In addition, the Company has British pound sterling denominated capital lease obligations; it formerly had a Japanese yen denominated term loan obligation. In April 2006, the Japanese yen denominated term loan was repaid in connection with the refinancing transaction. The British pound sterling denominated capital lease of $78.6 million is owed and the Japanese term loan of $306.1 million was owed by foreign subsidiaries whose functional currency is the U.S. dollar. Fluctuations in the British pound sterling and Japanese yen to U.S. dollar exchange rate resulted in gains and losses that are recognized through results of operations. In 2005, the Company recognized $9.4 million and $27.1 million in unrealized foreign currency exchange gains related to the British pound sterling and Japanese yen obligations, respectively. The Company currently estimates that the weakening of the value of the U.S. dollar against the British pound sterling by 10% as it relates to the capital lease obligation would lower pretax income by approximately $8 million.
      The ultimate impact of future changes to these and other foreign currency exchange rates on 2006 revenues, operating income, net income, equity and comprehensive income is not determinable at this time.
      Some of the Company’s divisions operate in functional currencies other than the U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity. Such translation resulted in unrealized losses of $31.3 million in 2005. The Company has historically not attempted to hedge this equity risk.
      Financial Instruments: The Company’s financial instruments are primarily comprised of short-term trade and grower receivables, trade payables, notes receivable and long and short-term notes payable, as well as long-term grower receivables, term loans and debentures. For short-term instruments, the historical carrying amount is a reasonable estimate of fair value. Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates. Based on these assumptions, with the exception of the Company’s fixed rate long-term debt discussed under

Interest Rate Risk above, management believes the fair market values of the Company’s financial instruments are not materially different from their recorded amounts as of December 31, 2005 and January 1, 2005.
      The Company is exposed to foreign currency exchange rate fluctuations, bunker fuel price fluctuations and interest rate changes in the normal course of its business. As part of its risk management strategy, the Company uses derivative instruments to hedge certain foreign currency, bunker fuel and interest rate exposures. The Company’s objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings.
      The Company’s derivative instruments consist of Japanese yen, Colombian peso and Thai baht denominated foreign currency exchange forward contracts, Chilean peso foreign currency exchange participating forward contracts, bunker fuel hedges and an interest rate swap. The foreign currency exchange forward contracts, bunker fuel hedges and interest rate swap have all been designated as effective hedges of cash flows as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The fair value of all instruments designated as effective hedges of December 31, 2005 has been included as a component of accumulated other comprehensive loss in shareholders’ equity.
      The outstanding notional amount of the Company’s Japanese yen, Colombian peso and Thai baht foreign currency exchange forwards and the Chilean peso participating forwards totaled $3.3 million, $29.1 million, $52 million and $8.8 million, respectively, at December 31, 2005. The fair value of all foreign currency exchange forwards and participating forwards at December 31, 2005 was $0.5 million. Settlements of these contracts will occur during 2006.
      The Company enters into bunker fuel hedges to reduce its risk related to price fluctuations on anticipated bunker fuel purchases. At December 31, 2005, bunker fuel hedges had an aggregate outstanding notional amount of $5 million. The fair value of the bunker fuel hedges at December 31, 2005 was $0.5 million. Settlement of the bunker fuel contracts occurred during the first quarter of 2006.
      In May 2005, the Company entered into an interest rate swap agreement in order to hedge future changes in interest rates. This agreement effectively converted borrowings under Term Loan A, which was variable-rate debt, to a fixed-rate basis through the term of the loan. The interest rate swap fixed the interest rate at 2.05% for Term Loan A. The paying and receiving rates under the interest rate swap were 0.55% and 0.07% as of December 31, 2005, with an outstanding notional amount of approximately 36 million Japanese yen. The critical terms of the interest rate swap were substantially the same as those of Term Loan A, including quarterly principal and interest settlements, and an expiration date of March 2010. The fair value of the swap at December 31, 2005 was $1.9 million.
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
      Refer to Note 15 of the Consolidated Financial Statements for a summary of the Company’s derivative financial instruments.
      Commodity Risk: The Company uses a number of commodities in its operations including tinplate in its canned products, plastic resins in its fruit bowls, containerboard in its packaging containers and bunker fuel for its vessels. The Company is most exposed to market fluctuations in prices of containerboard and fuel. The Company currently estimates that a 10% increase in the price of containerboard would lower operating income by approximately $11 million and a 10% increase in the price of bunker fuel would lower operating income by approximately $7 million.

Item 8.	Financial Statements and Supplementary Data

I.	Index to Consolidated Financial Statements of Dole Food Company, Inc.

Form 10-K
Page

Audited Financial Statements for the Three Years Ended December 31, 2005:
Report of Independent Registered Public Accounting Firm	47
Consolidated Statements of Income for the Year Ended December 31, 2005 (Successor), Year Ended January 1, 2005 (Successor), Three Quarters Ended January 3, 2004 (Successor) and Quarter Ended March 22, 2003 (Predecessor)	48
Consolidated Balance Sheets as of December 31, 2005 (Successor) and January 1, 2005 (Successor)	49
Consolidated Statements of Cash Flows for the Year Ended December 31, 2005 (Successor), Year Ended January 1, 2005 (Successor), Three Quarters Ended January 3, 2004 (Successor) and Quarter Ended March 22, 2003 (Predecessor)	50
Consolidated Statements of Shareholders’ Equity for the Year Ended December 31, 2005 (Successor), Year Ended January 1, 2005 (Successor), Three Quarters Ended January 3, 2004 (Successor) and Quarter Ended March 22, 2003 (Predecessor)	52
Notes to Consolidated Financial Statements	53

II. Supplementary Data

Quarterly Financial Information (Unaudited)	102

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of Dole Food Company, Inc.:
      We have audited the accompanying consolidated balance sheets of Dole Food Company, Inc. and subsidiaries (the “Company”) as of December 31, 2005 (Successor) and January 1, 2005 (Successor), and the related consolidated statements of income, shareholders’ equity, and cash flows for the year ended December 31, 2005 (Successor), the year ended January 1, 2005 (Successor), the three quarters ended January 3, 2004 (Successor) and the quarter ended March 22, 2003 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 (Successor) and January 1, 2005 (Successor), and the results of its operations and its cash flows for the year ended December 31, 2005 (Successor), the year ended January 1, 2005 (Successor), the three quarters ended January 3, 2004 (Successor) and the quarter ended March 22, 2003 (Predecessor), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
Deloitte & Touche LLP
Los Angeles, California
April 14, 2006

DOLE FOOD COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2005 (Successor) and January 1, 2005 (Successor),
Three Quarters Ended January 3, 2004 (Successor) and
Quarter Ended March 22, 2003 (Predecessor)

			Three Quarters	Quarter
			Ended	Ended
			January 3,	March 22,
	2005	2004	2004	2003

	Successor	Successor	Successor	Predecessor

	(In thousands)
Revenues, net	$5,870,611	$5,316,202	$3,699,971	$1,073,170
Cost of products sold	5,182,266	4,574,242	3,212,944	895,039

Gross margin	688,345	741,960	487,027	178,131
Selling, marketing and general and administrative expenses	463,135	424,948	321,598	89,341

Operating income	225,210	317,012	165,429	88,790
Other income (expense), net	(5,353)	(8,737)	(18,541)	197
Interest income	6,049	4,207	4,376	2,700
Interest expense	142,716	152,704	124,491	19,647

Income from continuing operations before income tax expense, minority interest expense and equity earnings	83,190	159,778	26,773	72,040
Income tax expense	44,520	25,491	6,512	13,100
Minority interest expense, net of income tax expense	3,244	10,200	2,857	1,072
Equity in earnings of unconsolidated subsidiaries, net of income tax expense	(6,626)	(10,331)	(5,713)	(2,920)

Income from continuing operations, net of income tax expense	42,052	134,418	23,117	60,788
Income from discontinued operations, net of income tax expense	2,044	—	—	—

Net income	$44,096	$134,418	$23,117	$60,788

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 (Successor) and January 1, 2005 (Successor)

	2005	2004

	Successor	Successor

	(In thousands,
	except share data)
ASSETS
Cash and cash equivalents	$48,812	$79,217
Receivables, net of allowances of $58,585 and $65,533, respectively	637,636	617,952
Inventories	623,497	508,891
Prepaid expenses	58,864	63,742
Deferred income tax assets	34,756	33,564

Total current assets	1,403,565	1,303,366
Investments	76,753	94,481
Property, plant and equipment, net of accumulated depreciation of $705,115 and $586,800, respectively	1,508,597	1,516,355
Goodwill	540,280	536,865
Intangible assets, net	726,700	738,491
Other assets, net	153,832	132,072

Total assets	$4,409,727	$4,321,630

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$411,451	$400,112
Accrued liabilities	431,037	447,870
Current portion of long-term debt	25,020	31,278
Notes payable	1,394	624

Total current liabilities	868,902	879,884
Long-term debt	2,000,843	1,837,020
Deferred income tax liabilities	355,647	386,635
Other long-term liabilities	546,305	519,994
Minority interests	21,487	20,224
Commitments and contingencies (Notes 14 and 16)
Shareholders’ equity
Common stock — $0.001 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	440,032	440,032
Retained earnings	192,991	226,145
Accumulated other comprehensive income (loss)	(16,480)	11,696

Total shareholders’ equity	616,543	677,873

Total liabilities and shareholders’ equity	$4,409,727	$4,321,630

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005 (Successor) and January 1, 2005 (Successor),
Three Quarters Ended January 3, 2004 (Successor) and Quarter Ended March 22, 2003 (Predecessor)

			Three Quarters	Quarter
			Ended	Ended
			January 3,	March 22,
	2005	2004	2004	2003

	Successor	Successor	Predecessor	Predecessor

	(In thousands)
Operating Activities
Net income	$44,096	$134,418	$23,117	$60,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149,809	144,993	106,766	25,051
Purchase accounting step-up of inventory	—	4,181	59,285	—
Unrealized foreign currency exchange (gain) loss	(41,503)	9,567	5,911	—
Asset write-offs and net (gain) loss on sale of assets	(8,214)	(6,065)	557	1,884
Minority interest and equity earnings, net	(3,382)	(131)	(2,856)	(1,848)
Write-off and amortization of debt issuance costs	16,641	11,527	19,473	244
Provision for deferred income taxes	(31,918)	(1,599)	257	2,201
Pension expense	19,760	21,323	5,943	3,191
Loss on early retirement of debt	33,047	—	—	—
Other	3,799	2,789	5,389	1,542
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables	(41,837)	(27,067)	69,640	(78,749)
Inventories	(120,342)	(50,136)	29,274	(6,195)
Prepaid expenses and other assets	(18,400)	(1,100)	(17,037)	(5,254)
Accounts payable	76,218	26,770	171	29,049
Accrued liabilities	(18,342)	(49,394)	44,774	(23,796)
Other long-term liabilities	13,157	(2,684)	(13,553)	(6,295)

Cash flow provided by operating activities	72,589	217,392	337,111	1,813
Investing Activities
Proceeds from sales of assets	11,729	11,435	51,387	1,743
Proceeds from sales of investments and businesses, net of cash disposed	7,402	—	7,837	—
Investments and acquisitions	(51,460)	(189,691)	(12,507)	—
Capital additions	(131,495)	(101,667)	(101,971)	(4,235)
Repurchase of common stock and settlement of stock options in going-private merger transaction	(499)	(1,300)	(1,468,070)	—
Transaction costs paid in going-private merger transaction	—	(361)	(69,597)	—

Cash flow used in investing activities	(164,323)	(281,584)	(1,592,921)	(2,492)
Financing Activities
Short-term debt borrowings	18,183	57,201	1,028	7,936
Short-term debt repayments	(26,616)	(35,261)	(12,211)	(6,834)
Long-term debt borrowings, net of debt issuance costs	1,575,869	606,070	2,130,288	5,034
Long-term debt repayments	(1,417,413)	(594,838)	(1,595,418)	(6,777)
Capital contributions	—	100,000	125,000	—
Dividends paid to minority shareholders	(2,836)	(5,601)	(5,551)	—
Dividends paid	(77,250)	(20,000)	—	(8,440)
Proceeds from issuance of common stock (Predecessor)	—	—	—	2,768

Cash flow provided by (used in) financing activities	69,937	107,571	643,136	(6,313)

Effect of foreign currency exchange rate changes on cash	(8,608)	2,356	5,156	1,025

Increase (decrease) in cash and cash equivalents	(30,405)	45,735	(607,518)	(5,967)
Cash and cash equivalents at beginning of period	79,217	33,482	641,000	646,967

Cash and cash equivalents at end of period	$48,812	$79,217	$33,482	$641,000

DOLE FOOD COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued
For the Years Ended December 31, 2005 (Successor) and January 1, 2005 (Successor),
Three Quarters Ended January 3, 2004 (Successor) and Quarter Ended March 22, 2003 (Predecessor)
Supplemental cash flow information
      At December 31, 2005, accounts payable included approximately $14.8 million of capital expenditures.
      The consolidated statement of cash flows for the year ended January 1, 2005 excludes a $6.3 million non-cash dividend of land to Dole Holding Company, LLC. Refer to Note 12 for additional details.
      The consolidated statement of cash flows for the three quarters ended January 3, 2004 excludes non-cash increases to property, plant, and equipment, deferred tax assets and long-term debt of approximately $128.5 million, $4.7 million and $139.8 million, respectively, recorded in connection with the Company’s adoption of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, effective March 23, 2003. During the three quarters ended January 3, 2004, the Company purchased containers that were previously held under capital lease for $45.5 million.
      Income tax payments, net of refunds, for the years ended December 31, 2005 and January 1, 2005, three quarters ended January 3, 2004 and quarter ended March 22, 2003 were $42.2 million, $(0.3) million, $(6.2) million, $(12.2) million, respectively.
      Interest payments on borrowings totaled $142.8 million, $141.2 million, $117.7 million and $8.2 million during the years ended December 31, 2005 and January 1, 2005, three quarters ended January 3, 2004 and quarter ended March 22, 2003, respectively.
See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2005 (Successor) and January 1, 2005 (Successor),
Three Quarters Ended January 3, 2004 (Successor) and Quarter Ended March 22, 2003 (Predecessor)

					Accumulated Other
					Comprehensive Income (Loss)

	Common		Additional		Minimum	Cumulative	Unrealized	Total
	Shares	Common	Paid-In	Retained	Pension	Translation	Gains (Losses)	Shareholders’	Comprehensive
	Outstanding	Stock	Capital	Earnings	Liability	Adjustment	on Hedges	Equity	Income

	(In thousands, except per share data)
Balance December 28, 2002 (Predecessor)	56,210	$316,853	$66,319	$449,334	$(38,134)	$(48,391)	$(870)	$745,111	$33,277

Net income (December 29, 2002 to March 22, 2003)	—	—	—	60,788	—	—	—	60,788	$60,788
Cash dividends ($0.15 per share)	—	—	—	(8,440)	—	—	—	(8,440)	—
Unrealized foreign currency translation and hedging gains (losses)	—	—	—	—	—	(195)	3,606	3,411	3,411
Reclassification of realized losses to net income	—	—	—	—	—	—	586	586	586
Income tax benefit on the exercise of certain stock options	—	—	458	—	—	—	—	458	—
Stock options exercised	119	119	2,667	—	—	—	—	2,786	—
Issuance of common stock	1	1	30	—	—	—	—	31	—

Balance March 22, 2003 (Predecessor)	56,330	$316,973	$69,474	$501,682	$(38,134)	$(48,586)	$3,322	$804,731	$64,785

Purchase accounting adjustments	(56,329)	(316,973)	145,558	(406,766)	25,659	37,229	(2,546)	(517,839)

Balance March 23, 2003 (Successor)	1	$—	$215,032	$94,916	$(12,475)	$(11,357)	$776	$286,892
Capital contribution by DHM Holding Company, Inc.	—	—	125,000	—	—	—	—	125,000
Net income (March 23, 2003 to January 3, 2004)	—	—	—	23,117	—	—	—	23,117	$23,117
Unrealized foreign currency translation and hedging gains (losses)	—	—	—	—	—	27,553	(27,293)	260	260
Reclassification of realized losses to net income	—	—	—	—	—	2,413	10,116	12,529	12,529
Additional minimum pension liability	—	—	—	—	8,630	—	—	8,630	8,630

Balance January 3, 2004 (Successor)	1	$—	$340,032	$118,033	$(3,845)	$18,609	$(16,401)	$456,428	$44,536

Capital contribution by Dole Holding Company, LLC	—	—	100,000	—	—	—	—	100,000
Net income	—	—	—	134,418	—	—	—	134,418	$134,418
Cash dividends	—	—	—	(20,000)	—	—	—	(20,000)	—
Non-cash dividends	—	—	—	(6,306)	—	—	—	(6,306)	—
Unrealized foreign currency translation and hedging gains	—	—	—	—	—	16,354	5,018	21,372	21,372
Reclassification of realized losses to net income	—	—	—	—	—	—	11,582	11,582	11,582
Additional minimum pension liability	—	—	—	—	(19,621)	—	—	(19,621)	(19,621)

Balance January 1, 2005 (Successor)	1	$—	$440,032	$226,145	$(23,466)	$34,963	$199	$677,873	$147,751

Net income	—	—	—	44,096	—	—	—	44,096	$44,096
Cash dividends	—	—	—	(77,250)	—	—	—	(77,250)	—
Unrealized foreign currency translation and hedging gains (losses)	—	—	—	—	—	(31,530)	5,465	(26,065)	(26,065)
Reclassification of realized gains to net income	—	—	—	—	—	—	(2,842)	(2,842)	(2,842)
Additional minimum pension liability	—	—	—	—	731	—	—	731	731

Balance December 31, 2005 (Successor)	1	$—	$440,032	$192,991	$(22,735)	$3,433	$2,822	$616,543	$15,920

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
      Annual Closing Date: The Company’s fiscal year ends on the Saturday closest to December 31. The successor’s fiscal years 2005, 2004 and 2003 ended on December 31, 2005, January 1, 2005 and January 3, 2004, respectively. Fiscal year 2003, which includes the predecessor’s quarter ended March 22, 2003 and the successor’s three-quarter period ended January 3, 2004, consisted of 53 weeks. The impact of the additional week in fiscal year 2003 was not material to the Company’s consolidated financial condition or results of operations.
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

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
      Agricultural Costs: Recurring agricultural costs include costs relating to irrigation, fertilizing, disease and insect control and other ongoing crop and land maintenance activities. Recurring agricultural costs are charged to operations as incurred or are recognized when the crops are harvested and sold, depending on the product. Non-recurring agricultural costs, primarily comprising of soil and farm improvements and other long-term crop growing costs that benefit multiple harvests, are deferred and amortized over the estimated production period, currently from two to seven years.
      Shipping and Handling Costs: Amounts billed to third party customers for shipping and handling are included as a component of revenue. Shipping and handling costs incurred are included as a component of cost of products sold and represent costs incurred by the Company to ship product from the sourcing locations to the end consumer markets.
      Marketing and Advertising Costs: Marketing and advertising costs, which include media, production and other promotional costs, are generally expensed in the period in which the marketing or advertising first takes place. In limited circumstances, the Company capitalizes payments related to the right to stock products in customer outlets or to provide funding for various merchandising programs over a specified contractual period. In such cases, the Company amortizes the costs over the life of the underlying contract. The amortization of these costs, as well as the cost of other marketing and advertising arrangements with customers, are classified as a reduction in revenue. Advertising and marketing costs, included in selling, marketing and general and administrative expenses, amounted to $71.3 million, $62.1 million, $48.2 million and $16.0 million during the years ended December 31, 2005 and January 1, 2005, three quarters ended January 3, 2004 and quarter ended March 22, 2003.
      Research and Development Costs: Research and development costs are expensed as incurred. Research and development costs were not material for the years ended December 31, 2005 and January 1, 2005, three quarters ended January 3, 2004 and quarter ended March 22, 2003.
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
      Investments: Investments in affiliates and joint ventures with ownership of 20% to 50% are recorded on the equity method, provided the Company has the ability to exercise significant influence. All other non-consolidated investments are accounted for using the cost method. At December 31, 2005 and January 1, 2005, substantially all of the Company’s investments have been accounted for under the equity method.

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
      The Company’s unamortized intangible assets, consisting primarily of the DOLE brand, are considered to have indefinite lives because they are expected to generate cash flows indefinitely and as such are not amortized. Amortizable intangible assets are amortized on a straight-line basis over the weighted-average estimated useful lives of the underlying assets as follows:

Customer relationships	11 years
Other	3 years
Total weighted-average amortization period	7 years
      Financial Instruments/Concentration of Credit Risk: Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash equivalents, foreign currency exchange contracts, grower advances and trade receivables. The Company maintains its temporary cash investments with high quality financial institutions, which are invested primarily in short-term U.S. government instruments and certificates of deposit. The counter parties to the Company’s foreign currency exchange contracts are major financial institutions. Grower advances are principally with farming enterprises located throughout Latin America and Asia and are secured by the underlying crop harvests. Credit risk related to trade receivables is mitigated due to the large number of customers dispersed worldwide. To reduce credit risk, the Company performs periodic credit evaluations of its customers but does not generally require advance payments or collateral. Additionally, the Company maintains allowances for credit losses. No individual customer accounted for greater than 10% of the Company’s revenues during the years ended December 31, 2005 and January 1, 2005, three quarters ended January 3, 2004 and quarter ended March 22, 2003. No individual customer accounted for greater than 10% of accounts receivable as of December 31, 2005 or January 1, 2005.
      The Company’s financial instruments are primarily composed of short-term trade and grower receivables, trade payables, notes receivable and long and short-term notes payable, as well as long-term grower receivables, term loans, revolving credit facilities, notes, debentures and derivatives. For short-term instruments, the carrying amount is a reasonable estimate of fair value. Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates. Based on these assumptions, with the exception of the Company’s fixed rate long-term debt, management believes the fair market values of the Company’s financial instruments are not materially

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
different from their recorded amounts as of December 31, 2005 and January 1, 2005. The Company’s derivative financial instruments are recorded at fair value (Refer to Note 15 for additional information).
      The Company estimates the fair value of its fixed-interest-rate long-term unsecured debt based on current quoted market prices. The estimated fair value of unsecured notes (face value of $1,105 million in 2005 and $1,430 million in 2004) was approximately $1,111 million and $1,531 million as of December 31, 2005 and January 1, 2005, respectively. Based upon borrowing rates currently available to the Company and market quotes, the fair value of the Company’s long-term secured debt approximates the carrying value.
      Foreign Currency Exchange: For subsidiaries with transactions that are denominated in a currency other than the functional currency, the net foreign currency exchange transaction gains or losses resulting from the translation of monetary assets and liabilities to the functional currency are included in determining net income. Net foreign currency exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar are recorded as a part of cumulative translation adjustment in shareholders’ equity. Unrealized currency gains and losses on certain intercompany transactions that are of a long-term-investment nature (i.e., settlement is not planned or anticipated in the foreseeable future) are also recorded in cumulative translation adjustment in shareholders’ equity.
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
      Leases: The Company leases fixed assets for use in operations where leasing offers advantages of operating flexibility and is less expensive than alternative types of funding. The Company also leases land in countries where land ownership by foreign entities is restricted. The Company’s leases are evaluated at inception or at any subsequent modification and, depending on the lease terms, are classified as either capital leases or operating leases, as appropriate under Statement of Financial Accounting Standards No. 13, Accounting for Leases. The majority of the Company’s leases are classified as operating leases. The Company’s principal operating leases are for land and machinery and equipment. The Company’s capitalized leases primarily consist of two vessel leases. The Company’s decision to exercise renewal options is primarily dependent on the level of business conducted at the location and the profitability thereof. The Company’s leasehold improvements were not significant at December 31, 2005 and January 1, 2005.
      Guarantees: The Company makes guarantees as part of its normal business activities. These guarantees include guarantees of the indebtedness of some of its key fruit suppliers and other entities integral to the Company’s operations, as well as minimum price guarantees and guarantees of minimum volume purchases.
      The Company adopted FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, on a prospective basis for all guarantees issued or modified after December 31, 2002. Following the adoption of FIN 45, at the inception of any new guarantee, the Company recognizes a liability equal to the fair value of the guarantee. The fair value of the guarantee is generally determined by calculating a probability-weighted present value of expected cash flows. The liability is generally reduced ratably over the term of the guarantee. Depending on the nature of the underlying arrangement the offsetting entry is either expensed or deferred and amortized. The Company has not historically experienced any significant losses associated with these guarantees. Liabilities relating to guarantees were not material at December 31, 2005 and January 1, 2005.

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
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
      Reclassifications: Certain prior year amounts have been reclassified to conform with the 2005 presentation. These reclassifications had no impact on previously reported net income or shareholders’ equity.
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
      The following unaudited pro forma financial information was prepared as if the going-private merger transaction, which was effective as of March 23, 2003, had occurred at the beginning of the period presented (in thousands):

Year Ended
January 3,
2004

Revenues, net	$4,773,141
Income from continuing operations	$65,132
      These unaudited pro forma results have been prepared for comparative purposes only and primarily include adjustments for depreciation and amortization arising from the step-up of assets in the merger transaction, interest expense on debt issued in connection with the merger transaction and related income tax adjustments. These adjustments were tax effected using the Company’s effective tax rate for the year ended January 3, 2004. Included in net income for the year ended January 3, 2004 is approximately $10.6 million of pretax expense related to the write-off of debt issuance costs due to the early repayment of debt in the refinancing transaction as well as $6.9 million of pretax expense related to a litigation settlement.
      The pro forma information is not necessarily indicative of the results that would have occurred had the going-private merger and refinancing transactions occurred at the beginning of the periods presented.
Note 4 — Business Dispositions
      During the third quarter ended October 4, 2003, the Company sold its 81% interest in Fabrica, a Honduran palm oil business for $7.6 million and recorded a loss of $2.4 million. The loss was included in selling, marketing and general and administrative expenses in the Consolidated Statement of Income. The financial results of Fabrica have been included in the packaged foods reporting segment through the effective date of disposal. Revenues related to Fabrica for the three quarters ended January 3, 2004 and quarter ended

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
March 22, 2003 were $11.9 million and $5.7 million, respectively. Operating income related to Fabrica for the three quarters ended January 3, 2004 and quarter ended March 22, 2003 was approximately $0.8 million and $0.5 million, respectively. During the fourth quarter of 2005, the Company resolved a contingency related to the sale of Fabrica and, as a result, the Company recorded income of $2 million. This amount is included in selling, marketing and general and administrative expenses in the Consolidated Statement of Income and is included in the packaged foods reporting segment.
      On November 28, 2001, the Company disposed of its 97% interest in the capital stock of Cervecería Hondureña, S.A. (“CHSA”), a Honduran corporation principally engaged in the beverage business in Honduras. The Company received $561 million as consideration for the disposition, comprising $537 million in cash and $24 million of intercompany forgiveness between CHSA and a subsidiary of the Company. The Company realized a gain of approximately $168.6 million on the disposal, net of income taxes of $128 million. During the fourth quarter of 2005, the Company resolved a contingency related to the sale of CHSA and, as a result, realized income of $2 million, net of income taxes of $1.4 million. The income has been recorded as income from discontinued operations in the Company’s Consolidated Statement of Income. In addition, the Company recorded $4.8 million in income from continuing operations related to the collection of a fully reserved receivable balance and interest income.
Note 5 — Business Acquisitions

Wood Holdings, Inc.
      In June 2004, the Company acquired all of the outstanding capital stock of Wood Holdings, Inc. (renamed Dole Packaged Frozen Foods, Inc.), a privately held frozen fruit producer and manufacturer. The acquisition of Dole Packaged Frozen Foods, Inc. allows the Company to expand its packaged foods product line and extends the Dole brand into the frozen fruit section of the produce industry. The total purchase price, including transaction expenses, was $174.3 million in cash. The acquisition resulted in goodwill of $47.8 million, which has been included in the Company’s packaged foods segment and is fully deductible for tax purposes over a 15-year period. Expected synergies of the combined operations and the ability to leverage the DOLE brand in the frozen fruit business were the primary factors that contributed to a purchase price that resulted in the recognition of goodwill. The results of operations for Dole Packaged Frozen Foods, Inc. have been included in the Company’s consolidated results of operations from June 8, 2004, the effective date of acquisition.
      The following table represents the final values attributed to the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

Current assets	$61,125
Property, plant and equipment	76,384
Intangible assets	10,150
Goodwill	47,834
Other assets	105

Total assets acquired	195,598
Current liabilities	21,239
Other long-term liabilities	87

Total liabilities assumed	21,326

Net assets acquired	$174,272

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
      The $10.1 million allocated to intangible assets is a valuation of customer relationships with finite lives. These customer relationships will be amortized over approximately 12 years.

Coastal Berry
      In October 2004, the Company acquired Coastal Berry Company, LLC and two affiliated companies (renamed Dole Berry Company, LLC) for $7 million in cash. In connection with the acquisition, the Company also repaid approximately $10 million of Dole Berry Company’s debt and capital lease obligations. This acquisition resulted in approximately $8.5 million of goodwill, which has been included in the Company’s fresh vegetables segment and is fully deductible for tax purposes over a 15-year period. Dole Berry Company is a leading California producer of fresh berries (including strawberries, raspberries and blackberries).

Saba
      On December 30, 2004, the Company acquired the remaining 40% of Saba Trading AB (“Saba”), for $47.1 million, which was paid in cash during the first fiscal quarter of 2005. The Company acquired its 60% majority ownership in Saba in 1998. The acquisition of Saba’s remaining shares resulted in the allocation of $33.5 million to goodwill, which has been included in the Company’s fresh fruit segment. Saba is the leading importer and distributor of fruit, vegetables and flowers in Scandinavia.
      Pro forma financial information for the above acquisitions is not presented, as it is not material.
Note 6 — Income Taxes
      Income tax expense (benefit) was as follows (in thousands):

			Three
			Quarters	Quarter
			Ended	Ended
			January 3,	March 22,
	2005	2004	2004	2003

	Successor	Successor	Successor	Predecessor

Current
Federal, state and local	$52,020	$13,373	$(8,890)	$7,484
Foreign	25,838	13,717	15,145	3,415

	77,858	27,090	6,255	10,899

Deferred
Federal, state and local	(17,342)	(948)	3,982	2,467
Foreign	(15,996)	(651)	(3,725)	(266)

	(33,338)	(1,599)	257	2,201

	$44,520	$25,491	$6,512	$13,100

      As a result of the consummation of the going-private merger transaction described in Note 3, income tax expense for the quarter ended March 22, 2003 was based on earnings for the period from December 29, 2002 through March 22, 2003, to reflect the final separate financial reporting period for the Company in its predecessor form. After the consummation of the going-private transaction, income taxes are attributable to the new successor company.
      Pretax earnings attributable to foreign operations were $199.2 million, $203.1 million, $89.2 million and $61.4 million for the years ended December 31, 2005 and January 1, 2005, three quarters ended January 3, 2004 and quarter ended March 22, 2003, respectively. Undistributed earnings of foreign subsidiaries, which

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
are intended to be indefinitely invested, aggregated $1.5 billion at December 31, 2005. Other than the repatriation discussed below, it is currently not practicable to estimate the tax liability that might be payable if these foreign earnings were repatriated.
      During October 2004, The American Jobs Creation Act of 2004 was signed into law, adding Section 965 to the Internal Revenue Code. Section 965 provides a special one-time deduction of 85% of certain foreign earnings that are repatriated under a domestic reinvestment plan, as defined therein. The effective federal tax rate on any qualified repatriated foreign earnings under Section 965 equals 5.25%. Taxpayers could elect to apply this provision to a qualified earnings repatriation made during calendar year 2005.
      During the second quarter of 2005, the Company repatriated $570 million of earnings from its foreign subsidiaries, of which approximately $489 million qualifies for the 85% dividends received deduction under Section 965. A tax provision of approximately $37.8 million for the repatriation of certain foreign earnings has been recorded as income tax expense for year ended December 31, 2005.
      Excluding the $37.8 million impact of the repatriation, income tax expense for the year ended December 31, 2005 was $6.7 million, which reflects the Company’s effective income tax rate of 8.1% for the 2005 fiscal year.
      The Company’s reported income tax expense on continuing operations differed from the expense calculated using the U.S. federal statutory tax rate for the following reasons (in thousands):

			Three
		Year	Quarters	Quarter
	Year Ended	Ended	Ended	Ended
	December 31,	January 1,	January 3,	March 22,
	2005	2005	2004	2003

	Successor	Successor	Successor	Predecessor

	(In thousands)
Expense computed at U.S. federal statutory income tax rate of 35%	$29,117	$55,922	$9,371	$25,214
Repatriation of certain foreign earnings	37,772	—	—	—
Foreign income taxed at different rates	(39,766)	(38,289)	(1,342)	(9,876)
State and local income tax, net of federal income tax expense (benefit)	(2,007)	951	(2,851)	1,167
Valuation allowances	19,522	7,557	2,324	(1,269)
Refund of prior years’ taxes	—	—	—	(2,209)
Permanent items and other	(118)	(650)	(990)	73

Reported income tax expense	$44,520	$25,491	$6,512	$13,100

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
      Deferred tax assets (liabilities) comprised the following (in thousands):

	December 31,	January 1,
	2005	2005

	Successor	Successor

Intangibles	$(273,641)	$(271,530)
Property, plant and equipment	(179,784)	(191,270)
Inventory valuation methods	3,926	1,396
Postretirement benefits	46,079	52,593
Operating accruals	96,576	50,444
Tax credit carryforwards	18,913	18,388
Net operating loss carryforwards	136,944	133,049
Valuation allowances	(165,051)	(145,617)
Other, net	(4,853)	(524)

	$(320,891)	$(353,071)

      The Company has gross federal, state and foreign net operating loss carryforwards of $112.3 million, $1.1 billion and $153.6 million, respectively, at December 31, 2005. The Company has recorded deferred tax assets of $39.3 million for federal net operating loss carryforwards, which, if unused, will expire between 2023 and 2025. The Company has recorded deferred tax assets of $51.2 million for state net operating loss carryforwards, which, if unused, will start to expire in 2006. The Company has recorded deferred tax assets of $46.5 million for foreign net operating loss carryforwards, which, if unused will expire between 2006 and 2020. The foreign tax credit carryforward amount of $18.4 million will expire in 2011.
      A valuation allowance has been established to offset foreign tax credit carryforwards, state net operating loss carryforwards, certain foreign net operating loss carryforwards, and certain other deferred tax assets in foreign jurisdictions. The Company has deemed it more likely than not that future taxable income in the relevant taxing jurisdictions will be insufficient to realize the related income tax benefits for these assets.

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
      Total deferred tax assets and deferred tax liabilities were as follows (in thousands):

	December 31,	January 1,
	2005	2005

	Successor	Successor

Deferred tax assets	$525,223	$460,075
Deferred tax asset valuation allowance	(165,051)	(145,617)

	360,172	314,458
Deferred tax liabilities	(681,063)	(667,529)

Net deferred tax liabilities	$(320,891)	$(353,071)

Current deferred tax assets consist of:
Deferred tax assets, net of valuation allowance	$48,541	$47,207
Deferred tax liabilities	(13,785)	(13,643)

Net current deferred tax assets	34,756	33,564
Non-current deferred tax liabilities consist of:
Deferred tax assets, net of valuation allowance	311,631	267,251
Deferred tax liabilities	(667,278)	(653,886)

Net non-current deferred tax liabilities	(355,647)	(386,635)

Net deferred tax liabilities	$(320,891)	$(353,071)

      Income Tax Audits: The Company believes its tax positions comply with the applicable tax laws and that it is adequately provided for all tax related matters. The Company is subject to examination by taxing authorities in the various jurisdictions in which it files tax returns. Specifically, the Company is routinely under examination by the Internal Revenue Service. The current examination includes the years 1995 through 2001. Matters raised upon audit may involve substantial amounts and could result in material cash payments if resolved unfavorably; however, management does not believe that any material payments will be made related to these matters within the next year. Management considers it unlikely that the resolution of these matters will have a material adverse effect on the Company’s results of operations.
      Honduran Tax Case: In 2005, the Company received a tax assessment from Honduras of approximately $137 million relating to the disposition of all of the Company’s interest in Cervecería Hondureña, S.A in 2001. The Company believes the assessment is without merit and filed an appeal with the Honduran tax authorities, which was denied. As a result of the denial in the administrative process, in order to negate the tax assessment, on August 5, 2005, the Company proceeded to the next stage of the appellate process by filing a lawsuit against the Honduran government, in the Honduran Administrative Tax Trial Court. The Honduran government is seeking dismissal of the lawsuit and attachment of assets, which the Company is challenging. No reserve has been provided for this assessment.

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
Note 7 — Details of Certain Assets and Liabilities
      Details of receivables and inventories were as follows (in thousands):

	December 31,	January 1,
	2005	2005

	Successor	Successor

Receivables
Trade	$562,232	$559,106
Notes and other	96,293	87,221
Grower advances	32,150	28,365
Income tax refund	—	524
Other	5,546	8,269

	696,221	683,485
Allowance for doubtful accounts	(58,585)	(65,533)

	$637,636	$617,952

Inventories
Finished products	$290,593	$232,193
Raw materials and work in progress	145,146	119,645
Crop-growing costs	139,271	116,295
Operating supplies and other	48,487	40,758

	$623,497	$508,891

      Accounts payable consists primarily of trade payables. In addition, the accounts payable balance at January 1, 2005 included $47.1 million related to the purchase of the 40% Saba minority shares (Note 5).
      Accrued liabilities included the following (in thousands):

	December 31,	January 1,
	2005	2005

	Successor	Successor

Employee-related costs and benefits	$124,067	$129,240
Amounts due to growers	91,370	79,379
Marketing and advertising	61,180	48,323
Materials and supplies	26,673	43,613
Other	127,747	147,315

	$431,037	$447,870

      Remaining amounts included in other accrued liabilities shown above comprise individually insignificant operating accruals.

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
      Other long-term liabilities were as follows (in thousands):

	December 31,	January 1,
	2005	2005

	Successor	Successor

Accrued postretirement and other employee benefits	$233,736	$243,285
Accrued income taxes	254,487	225,868
Other	58,082	50,841

	$546,305	$519,994

Note 8 — Property, Plant and Equipment
      Major classes of property, plant and equipment were as follows (in thousands):

	December 31,	January 1,
	2005	2005

	Successor	Successor

Land and land improvements	$750,913	$722,169
Buildings and leasehold improvements	395,240	374,909
Machinery and equipment	637,224	591,974
Vessels and containers	233,413	234,283
Vessels and equipment under capital leases	94,045	94,998
Construction in progress	102,877	84,822

	2,213,712	2,103,155
Accumulated depreciation	(705,115)	(586,800)

	$1,508,597	$1,516,355

      Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets as follows:

Years

Land improvements	5 to 40
Buildings and leasehold improvements	3 to 50
Machinery and equipment	2 to 35
Vessels and containers	3 to 20
Vessels and equipment under capital leases	Shorter of useful life or life of lease
      Depreciation expense for property, plant and equipment totaled $137.9 million, $133.3 million, $98.6 million and $25 million for the years ended December 31, 2005 and January 1, 2005, three quarters ended January 3, 2004 and quarter ended March 22, 2003, respectively.

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
Note 9 — Goodwill and Intangible Assets
      Goodwill has been allocated to the Company’s reporting segments as follows (in thousands):

		Fresh	Packaged	Fresh-cut
	Fresh Fruit	Vegetables	Foods	Flowers	Other	Total

Balance as of January 3, 2004 (Successor)	$341,540	$89,025	$18,186	$—	$—	$448,751
Additions	34,136	8,638	45,340	—	—	88,114

Balance as of January 1, 2005 (Successor)	$375,676	$97,663	$63,526	$—	$—	$536,865
Additions	603	185	2,527	—	—	3,315
Tax-related adjustments	76	20	4	—	—	100

Balance as of December 31, 2005 (Successor)	$376,355	$97,868	$66,057	$—	$—	$540,280

      The additions to goodwill during the year ended December 31, 2005 relate primarily to a purchase price adjustment associated with the 2004 acquisition of Dole Packaged Frozen Foods. The purchase price adjustment is attributable to a change in the expected reimbursement of certain tax liabilities payable to the selling shareholders as a result of the transaction. The 2004 additions to goodwill in the packaged foods, fresh vegetables and fresh fruit segments primarily relate to the acquisitions of Dole Packaged Frozen Foods, Dole Berry Company and the remaining 40% share in Saba, respectively. Refer to Note 5 for further details.
      The tax-related adjustments result from changes to deductible temporary differences, operating loss or tax credit carryforwards and contingencies that existed at the time of the going-private merger transaction.
      Details of the Company’s intangible assets were as follows (in thousands):

	December 31,	January 1,
	2005	2005

	Successor	Successor

Amortized intangible assets:
Customer relationships	$38,501	$38,501
Licenses	20,688	20,688
Other amortized intangible assets	9,064	9,132

	68,253	68,321
Accumulated amortization — customer relationships	(9,219)	(5,542)
Accumulated amortization — licenses	(20,688)	(13,218)
Other accumulated amortization	(6,164)	(5,588)

Accumulated amortization — intangible assets	(36,071)	(24,348)

Intangible assets, net	32,182	43,973
Unamortized intangible assets:
Trademark, trade names and other related intangibles	694,518	694,518

Total identifiable intangible assets, net	$726,700	$738,491

      Amortization expense of identifiable intangibles totaled $11.9 million, $11.6 million and $8.0 million for the years ended December 31, 2005 and January 1, 2005 and for the three quarters ended January 3, 2004, respectively. There was no amortization expense related to the identifiable intangibles during the quarter

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
ended March 22, 2003. Estimated remaining amortization expense associated with the Company’s identifiable intangible assets in each of the next five fiscal years is as follows (in thousands):

Fiscal Year	Amount

2006	4,323
2007	3,677
2008	3,677
2009	3,677
2010	3,677
      The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, during the second quarter of fiscal 2005. This review indicated no impairment to goodwill or any of the Company’s indefinite-lived intangible assets.
Note 10 — Notes Payable and Long-Term Debt
      Notes payable and long-term debt consisted of the following amounts (in thousands):

	December 31,	January 1,
	2005	2005

	Successor	Successor

Unsecured debt:
8.625% notes due 2009	$350,000	$400,000
7.25% notes due 2010	400,000	400,000
8.875% notes due 2011	200,000	475,000
8.75% debentures due 2013	155,000	155,000
Secured debt:
Revolving credit facilities	137,000	—
Term loan facilities	698,149	341,619
Contracts and notes, at a weighted-average interest rate of 6.86% (7.84% in 2004) through 2010	5,952	2,801
Capital lease obligations	80,971	95,539
Unamortized debt discount	(1,209)	(1,661)
Notes payable	1,394	624

	2,027,257	1,868,922
Current maturities	(26,414)	(31,902)

	$2,000,843	$1,837,020

Notes and Debentures
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

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
offering to redeem up to 35% of the aggregate principal amount of the 2010 Notes, at a redemption price of 107.25%, plus accrued and unpaid interest prior to June 15, 2006; or at specified premiums after June 15, 2007. The 2010 Notes were issued at par.
      In connection with the going-private merger transaction described in Note 3, the Company issued $475 million aggregate principal amount of 8.875% Senior Notes due 2011 (the “2011 Notes”). The 2011 Notes were issued at par. At its option, the Company may use the cash proceeds from an equity offering to redeem up to 35% of the aggregate principal amount of the 2011 notes, at a redemption price of 108.875%, plus accrued and unpaid interest, prior to March 15, 2006; or at specified premiums after March 15, 2007.
      In July 1993, the Company issued and sold debentures due 2013 (the “2013 Debentures”). The 2013 Debentures are not redeemable prior to maturity and were issued at 99.37% of par.
      In connection with the going-private merger transaction and issuance of the 2011 Notes, both the 2013 Debentures and the 2009 Notes were modified to provide for substantially the same interest rates, covenants and guarantees from certain of the Company’s subsidiaries as are provided for by the 2011 Notes.
      None of the Company’s notes or debentures are subject to any sinking fund requirements. The notes and debentures are guaranteed by the Company’s wholly-owned domestic subsidiaries (Note 20).

Amendments to Credit Facilities
      In connection with the going-private merger transaction of 2003, the Company obtained financing under a senior secured credit facility (consisting of $825 million of term loans, and $300 million of revolving credit facilities). In May 2003, the Company issued the 2010 Notes and used the net proceeds to prepay $400 million of the term loans. In November 2003, the Company renegotiated its senior secured credit facilities and, as a result, the Company received proceeds from Term Loan C, of $315 million. These proceeds, together with available cash of $14.5 million, were used to repay the amounts outstanding under the existing term loans and the Company’s headquarters lease. In May 2004, the Company renegotiated its senior secured credit facilities which resulted in the conversion of Term Loan C into Term Loan D and borrowed an additional $175 million under a new term loan facility, Term Loan E, to finance the acquisition of Dole Packaged Frozen Foods.
      In April 2005, the Company executed an amendment and restatement of its senior secured credit agreement (the “Amended and Restated Credit Agreement”) in which Term Loan D and Term Loan E were repaid through new term loan borrowings (“Term Loan A” and “Term Loan B”), $350 million relating to Term Loan A (denominated in Japanese yen), $400 million relating to Term Loan B and $300 million of revolving credit facilities. The purpose of the amendment and restatement was to lower the Company’s overall effective interest rate and to more effectively match the Company’s debt structure to its foreign and domestic cash flows. In connection with the refinancing of the term loan facilities, the Company wrote-off deferred debt issuance costs of $1.5 million.
      In conjunction with the execution of the Amended and Restated Credit Agreement, the Company completed a tender offer to purchase for cash $325 million aggregate principal amount of the Company’s outstanding debt securities. The Company repurchased $50 million of its 2009 Notes and $275 million of its 2011 Notes. In connection with these repurchases, the Company recorded a loss on early retirement of debt of $42.3 million, which is included in other income (expense), net in the consolidated statement of income for the year ended December 31, 2005. The loss on early retirement of debt included a write-off of deferred debt issuance costs of $9.2 million as well as a bond premium expense of $33.1 million.
      In June 2005, the Company executed a technical amendment to its Amended and Restated Credit Agreement, which changed the scheduled amortization payment dates of the term loans from the last business day of the Company’s fiscal quarters to the last business day of the calendar quarters.

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
      In December 2005, the Company executed a second amendment (the “Second Amendment”) to the Amended and Restated Credit Agreement. The Second Amendment permitted the Company to reinvest the proceeds from the sale of any of its principal properties (defined as each of the Company’s U.S. manufacturing plants and processing facilities that have a net book value exceeding 1% of the Company’s net tangible assets) in a new principal property and also allowed DHM Holding Company, Inc., to borrow under project financing facilities the proceeds of which would be used for the construction, start up and operational deficits of a hotel, spa and wellbeing center, subject to certain restrictions. In addition, the Second Amendment amended both the minimum consolidated interest coverage ratio and the maximum leverage ratio for certain time periods.
      During January 2006, the Company increased its revolving credit facilities from $300 million to $360 million.
      On April 12, 2006, the Company completed an amendment and restatement of its senior secured credit facilities. The Company obtained $975 million of term loan facilities and $100 million in a pre-funded letter of credit facility. The proceeds of the term loans were used to repay the outstanding term loans under the Company’s existing senior secured credit facilities. In addition, the Company paid a dividend of approximately $160 million to its immediate parent, Dole Holding Company, LLC, which proceeds were used to repay in full its Second Lien Senior Credit Facility. The terms and covenants under the new senior secured credit facilities are similar to those under the Company’s existing senior secured credit facilities except that the new facilities do not contain financial maintenance or maximum capital expenditure covenants.
      Additionally, the Company entered into a new asset based revolving credit facility of $350 million. The facility will be secured and will be subject to a borrowing base consisting of up to 85% of eligible accounts receivable plus a predetermined percentage of eligible inventory.
      The purposes of the refinancing include increasing the combined size of the Company’s revolving credit and letter of credit facilities and eliminating certain financial maintenance covenants, realizing currency gains arising out of the Company’s existing senior secured credit facilities, and refinancing of the higher-cost bank indebtedness of Dole Holding Company, LLC, at the lower-cost Dole Food Company, Inc. level. In connection with the refinancing, the Company obtained a waiver, with respect to the first quarter ended March 25, 2006, for certain covenants contained in the prior senior secured credit facilities.

Revolving Credit Facilities and Term Loans
      As of December 31, 2005, there was $137 million in outstanding borrowings under the Company’s $300 million revolving credit facilities. The balance of funds available under the revolving credit facilities could be used for borrowings to finance short-term working capital needs of the Company or for the issuance of letters of credit and bank guarantees up to $232.5 million. At December 31, 2005, after taking into account approximately $94.4 million of outstanding letters of credit and bank guarantees drawn against these facilities, the Company had approximately $68.6 million available under these revolvers. Borrowings under these facilities bore interest at certain percentages over the bank’s prime rate or LIBOR plus a predetermined spread. As of December 31, 2005, the weighted average variable interest rate on the revolving credit facilities was 6.5%.
      A commitment fee, which fluctuated between 0.25% and 0.375%, was required based on the total unused portion of the revolver. The Company paid a total of $0.7 million, $1.2 million and $1.6 million in commitment fees for the years ended December 31, 2005 and January 1, 2005 and for the three quarters ended January 3, 2004, respectively. No commitment fees were paid during the quarter ended March 22, 2003. Under the Company’s new senior secured credit facilities, the commitment fee is unchanged.

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
      As of December 31, 2005, the term loan facilities consisted of $306.1 million of Term Loan A and $392 million of Term Loan B. The weighted average variable interest rates at December 31, 2005 for Term Loan A and Term loan B were 1.6% and 5.9%, respectively.
      In May 2005, the Company entered into an interest rate swap agreement in order to hedge future changes in interest rates. This agreement effectively converted borrowings under Term Loan A, which was variable-rate debt, to a fixed-rate basis through the term of the loan. The fair value of the swap at December 31, 2005 was $1.9 million. The interest rate swap fixed the interest rate at 2.05%.
      The revolving credit facilities and term loan facilities are collateralized by substantially all of the Company’s tangible and intangible assets, other than certain intercompany debt, certain equity interests and each of the Company’s U.S. manufacturing plants and processing facilities that has a net book value exceeding 1% of the Company’s net tangible assets.

Capital Lease Obligations
      At December 31, 2005, included in capital lease obligations is $78.6 million of vessel financings related to two vessel leases denominated in British pound sterling. The interest rates on these leases are based on LIBOR plus a spread. The remaining $2.4 million of capital lease obligations relate primarily to machinery and equipment and interest rates under these leases are fixed. The capital lease obligations are collateralized by the underlying leased assets.

Covenants
      Provisions under the recently repaid senior secured credit facilities and the indentures to the Company’s senior notes and debentures required the Company to comply with certain covenants. These covenants include financial performance measures, as well as limitations on, among other things, indebtedness, investments, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. At December 31, 2005, the Company was in compliance with all applicable covenants.

Debt Issuance Costs
      Expenses related to the issuance of long-term debt are capitalized and amortized to interest expense over the term of the underlying debt. During the years ended December 31, 2005 and January 1, 2005, three quarters ended January 3, 2004 and quarter ended March 22, 2003, the Company amortized deferred debt issuance costs of $5.9 million, $8.9 million, $7.0 million and $0.2 million, respectively.
      The Company wrote off $10.7 million, $2.7 million and $12.6 million of deferred debt issuance costs during the years ended December 31, 2005 and January 1, 2005 and the three quarters ended January 3, 2004, respectively. The write off of debt issuance costs in 2005 resulted from the prepayment of $325 million of unsecured senior notes and $335 million of term loan facilities. In 2004, the write off of debt issuance costs resulted from the prepayment of term loan facilities of $106.5 million. The write-off of debt issuance costs in 2003 resulted from the prepayment of term loan facilities of $540 million, which included $400 million in connection with the May 2003 refinancing transaction.

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Maturities of Notes Payable and Long-Term Debt
      Maturities with respect to notes payable and long-term debt as of December 31, 2005 were as follows (in thousands):

Fiscal Year	Amount

2006	$26,414
2007	40,764
2008	40,400
2009	390,170
2010	738,573
Thereafter	790,936

Total	$2,027,257

      These maturities include amounts that were payable under the Company’s recently repaid senior secured credit facilities.

Other
      In addition to amounts available under the revolving credit facilities, the Company’s subsidiaries have uncommitted lines of credit of approximately $85 million at various local banks, of which $79.3 million was available at December 31, 2005. These lines of credit lines are used primarily for short-term borrowings, foreign currency exchange settlement and the issuance of letters of credit or bank guarantees. Several of the Company’s uncommitted lines of credit expire in 2006 while others do not have a commitment expiration date. These arrangements may be cancelled at any time by the Company or the banks.
Note 11 — Employee Benefit Plans
      The Company sponsors a number of defined benefit pension plans covering certain employees worldwide. Benefits under these plans are generally based on each employee’s eligible compensation and years of service, except for certain hourly plans, which are based on negotiated benefits. In addition to pension plans, the Company has other postretirement benefit (“OPRB”) plans that provide certain health care and life insurance benefits for eligible retired employees. Covered employees may become eligible for such benefits if they fulfill established requirements upon reaching retirement age.
      For U.S. pension plans, the Company’s general policy is to fund the normal cost plus a 15-year amortization of the unfunded liability. Most of the Company’s international pension plans and all of its OPRB plans are unfunded.
      During 2001, two of the Company’s U.S. pension plans and a portion of its international pension plans were frozen. Effective January 1, 2002, no new salaried pension benefits will accrue, with the exception of a transition benefit for long-term employees. The assumption for the rate of compensation increase of 2.5% on the U.S. plans represents the rate associated with the remaining active U.S. participants whose benefits are negotiated under collective bargaining arrangements.
      In the third quarter of 2004, the Company terminated certain employees in Ecuador following a restructuring of one of the Company’s business units. In connection with this restructuring, the Company made severance payments and settled all pension benefit obligations in cash. As a result of these payments, the Company recognized expense of $8.8 million, of which $6.1 million related to a settlement loss in accordance with Statement of Financial Accounting Standards No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
      During 2005, the Company modified its existing postretirement medical plan by offering to certain retirees a medical plan under which Dole would be the secondary payer to Medicare, rather than the primary payer for these benefits. In addition, the Company’s prescription drug coverage will be provided through a self-insured program rather than a fully insured program. These changes resulted in a reduction of the projected benefit obligation for OPRB plans of approximately $6.7 million.
      The Company uses a December 31 measurement date for the majority of its plans.

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
      The status of the Company’s defined benefit pension plans was as follows (in thousands):

	U.S. Pension Plans		International Pension Plans		OPRB Plans

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	January 1,	December 31,	January 1,	December 31,	January 1,
	2005	2005	2005	2005	2005	2005

	Successor	Successor	Successor	Successor	Successor	Successor

Change in projected benefit obligation
Benefit obligation at beginning of period	$311,705	$278,863	$63,876	$62,198	$77,117	$78,212
Service cost	1,683	2,780	5,489	4,098	406	93
Interest cost	17,548	16,635	7,700	5,007	4,186	5,058
Participant contributions	—	—	39	27	—	—
Foreign currency exchange rate changes	—	—	(1,377)	1,640	—	—
Actuarial (gain) loss	(902)	37,433	2,498	(790)	1,924	(1,230)
Curtailments, settlements and terminations, net	—	—	971	5,611	—	—
Benefits paid	(24,680)	(24,006)	(7,108)	(14,622)	(4,947)	(5,016)
Plan amendments	—	—	—	—	(6,678)	—
Additional plans	—	—	—	707	—	—

Benefit obligation at end of period	$305,354	$311,705	$72,088	$63,876	$72,008	$77,117

Change in plan assets
Fair value of plan assets at beginning of period	$223,000	$223,621	$2,925	$2,439	$—	$—
Actual return on plan assets	17,961	19,581	158	533	—	—
Company contributions	14,022	3,804	7,112	14,587	4,947	5,016
Participant contributions	—	—	39	27	—	—
Foreign currency exchange rate changes	—	—	138	(39)	—	—
Benefits paid	(24,680)	(24,006)	(7,108)	(14,622)	(4,947)	(5,016)
Curtailments, settlements and terminations, net	—	—	(32)	—	—	—
Other	—	—	376	—	—	—

Fair value of plan assets at end of period	$230,303	$223,000	$3,608	$2,925	$—	$—

Funded status	$(75,051)	$(88,705)	$(68,480)	$(60,951)	$(72,008)	$(77,117)
Unrecognized net loss (gain)	35,449	37,098	6,159	3,697	1,021	(1,542)
Unrecognized prior service cost (benefit)	2	4	444	485	(7,287)	(717)
Unrecognized net transition obligation	—	—	216	275	—	—

Net balance sheet liability	$(39,600)	$(51,603)	$(61,661)	$(56,494)	$(78,274)	$(79,376)

Amounts recognized in the Consolidated Balance Sheets
Prepaid benefit cost	$—	$—	$143	$62	$—	$—
Accrued benefit liability	(74,506)	(88,022)	(65,396)	(59,996)	(78,274)	(79,376)
Intangible assets	2	4	621	651	—	—
Accumulated other comprehensive loss	34,904	36,415	2,971	2,789	—	—

Net amount recognized	$(39,600)	$(51,603)	$(61,661)	$(56,494)	$(78,274)	$(79,376)

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
      The accumulated benefit obligation for all defined benefit pension plans was $366.5 million and $367.6 million at December 31, 2005 and January 1, 2005, respectively.
      The majority of the Company’s pension plans were underfunded at December 31, 2005, having accumulated benefit obligations exceeding the fair value of plan assets. At December 31, 2005, the additional minimum liability was $37.9 million. This resulted in an after-tax adjustment of $22.7 million that was recorded as a decrease of shareholders’ equity through accumulated other comprehensive loss in fiscal 2005. The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	December 31,	January 1,
	2005	2005

	Successor	Successor

	(In thousands)
Projected benefit obligation	$376,955	$375,060
Accumulated benefit obligation	$366,139	$367,247
Fair value of plan assets	$233,434	$225,486
      The components of net periodic benefit cost for the Company’s U.S. and international pension plans and OPRB plans were as follows (in thousands):

	U.S. Pension Plans				International Pension Plans

			Three				Three
	Year	Year	Quarters	Quarter	Year	Year	Quarters	Quarter
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	December 31,	January 1,	January 3,	March 22,	December 31,	January 1,	January 3,	March 22,
	2005	2005	2004	2003	2005	2005	2004	2003

	Successor	Successor	Successor	Predecessor	Successor	Successor	Successor	Predecessor

Components of net periodic benefit cost
Service cost	$1,683	$2,780	$2,084	$649	$5,489	$4,098	$2,469	$813
Interest cost	17,548	16,635	12,820	4,400	7,700	5,007	3,504	1,152
Expected return on plan assets	(18,075)	(18,795)	(18,616)	(6,205)	(356)	(247)	(195)	(61)
Amortization of:
Unrecognized net loss (gain)	862	67	130	186	129	130	(15)	(26)
Unrecognized prior service cost	2	3	2	3	65	65	51	73
Unrecognized net transition (asset) obligation	—	(1)	(8)	(12)	49	48	35	34
Curtailments, settlements and terminations, net	—	—	—	—	819	6,492	79	—
Other	—	—	—	—	—	—	—	1,017

	$2,020	$689	$(3,588)	$(979)	$13,895	$15,593	$5,928	$3,002

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)

	OPRB Plans

			Three
	Year	Year	Quarters	Quarter
	Ended	Ended	Ended	Ended
	December 31,	January 1,	January 3,	March 22,
	2005	2005	2004	2003

	Successor	Successor	Successor	Predecessor

Components of net periodic benefit cost
Service cost	$406	$93	$65	$21
Interest cost	4,186	5,058	3,624	1,238
Amortization of:
Unrecognized net loss	—	28	17	56
Unrecognized prior service benefit	(747)	(138)	(103)	(147)

	$3,845	$5,041	$3,603	$1,168

Assumptions
      Weighted-average assumptions used to determine benefit obligations at December 31, 2005 and January 1, 2005 are as follows:

	U.S. Pension		International
	Plans		Pension Plans		OPRB Plans

	2005	2004	2005	2004	2005	2004

Rate assumptions:
Discount rate	5.75%	5.75%	9.08%	8.70%	5.64%	5.75%
Rate of compensation increase	2.50%	4.50%	7.08%	6.75%	4.76%	4.50%
      Weighted-average assumptions used to determine net periodic benefit cost for the 2005 and 2004 years are as follows:

	U.S. Pension		International
	Plans		Pension Plans		OPRB Plans

	2005	2004	2005	2004	2005	2004

Rate assumptions:
Discount rate	5.75%	6.25%	8.94%	8.93%	5.75%	6.25%
Compensation increases	4.20%	4.50%	6.75%	6.98%	4.50%	4.50%
Rate of return on plan assets	8.50%	8.75%	12.33%	11.11%	—	—
      International plan discount rates, assumed rates of increase in future compensation and expected long-term return on assets differ from the assumptions used for U.S. plans due to differences in the local economic conditions in the countries in which the international plans are based.

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
      The accumulated postretirement benefit obligation (“APBO”) for the Company’s U.S. OPRB plan in 2005 and 2004 was determined using the following assumed annual rate of increase in the per capita cost of covered health care benefits:

	Year Ended	Year Ended
	December 31,	January 1,
Fiscal Year	2005	2005

2005	—	10%
2006	9%	9%
2007	8%	8%
2008	7%	7%
2009	6%	6%
2010	5.5%	5.5%
2011 and thereafter	5.5%	5.5%
      A one-percentage-point change in assumed health care cost trend rates would have the following impact on the Company’s OPRB plans (in thousands):

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease

Increase (decrease) in service and interest cost	$556	$(49)
Increase (decrease) in APBO	$5,480	$(4,853)

Plan Assets
      The Company’s U.S. pension plan weighted-average asset allocations at December 31, 2005 and January 1, 2005 by asset category, are as follows:

	Plan Assets at

	December 31,	January 1,
Asset Category	2005	2005

Fixed income securities	39.0%	38.2%
Equity securities	58.0%	58.0%
Alternative investments	3.0%	3.8%

Total	100%	100%

      The plan’s asset allocation includes a mix of fixed income investments designed to reduce volatility and equity investments designed to maintain funding ratios and long-term financial health of the plan. The equity investments are diversified across U.S. and international stocks as well as growth, value, and small and large capitalizations.
      Alternative investments such as private equity and distressed debt are used to enhance long-term returns while improving portfolio diversification. The Company employs a total return investment approach whereby a mix of fixed income and equity investments is used to maximize the long-term return of plan assets with a prudent level of risk. The objectives of this strategy are to achieve full funding of the accumulated benefit obligation, and to achieve investment experience over time that will minimize pension expense volatility and minimize the Company’s contributions required to maintain full funding status. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
      The following is the plan’s target asset mix, which management believes provides the optimal tradeoff of diversification and long-term asset growth:

Target
Asset Class	Allocation

Fixed income securities	40%
Equity securities	55%
Alternative investments	5%
      The pension plan did not hold any of the Company’s common stock at December 31, 2005 and January 1, 2005.
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
      The Company applies the “10% corridor” approach to amortize unrecognized actuarial gains (losses) on both its U.S. and international pension and OPRB plans. Under this approach, only actuarial gains (losses) that exceed 10% of the greater of the projected benefit obligation or the market-related value of the plan assets are amortized. The amortization period is based on the average remaining service period of active employees expected to receive benefits under each plan. For the year ended December 31, 2005, the average remaining service period used to amortize unrecognized actuarial gains (losses) for its domestic plans was approximately 10 years.

Plan Contributions and Estimated Future Benefit Payments
      During 2005, the Company contributed $12 million to its qualified U.S. pension plan, which included voluntary contributions above the minimum requirements for the plan. Under the Internal Revenue Service funding requirements, no contribution will be required for 2006. However, the Company may make contributions to its U.S. qualified plan in 2006 at its election. The Company expects to make payments related to its unfunded U.S. and foreign pension and OPRB plans of $11.8 million in 2006. Future contributions to the U.S. pension plan in excess of the minimum funding requirements are voluntary and may change depending on the Company’s operating performance or at management’s discretion.
      The following table presents estimated future benefit payments (in thousands):

		International
	U.S. Pension	Pension
Fiscal Year	Plans	Plans	OPRB Plans

2006	$23,658	$4,454	$5,639
2007	23,222	4,922	5,749
2008	22,902	5,529	5,778
2009	22,475	6,403	5,720
2010	22,163	6,986	5,611
2011-2015	105,801	47,451	25,922

Total	$220,221	$75,745	$54,419

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Defined Contribution Plans
      The Company offers defined contribution plans to eligible employees. Such employees may defer a percentage of their annual compensation in accordance with plan guidelines. Some of these plans provide for a Company match that is subject to a maximum contribution as defined by the plan. Company contributions to its defined contribution plans totaled $9.6 million, $12.0 million, $5.6 million and $5.3 million in the years ended December 31, 2005 and January 1, 2005, three quarters ended January 3, 2004 and quarter ended March 22, 2003, respectively.

Multi-Employer Plans
      The Company is also party to various industry-wide collective bargaining agreements that provide pension benefits. Total contributions to these plans for eligible participants were approximately $3.6 million, $3.6 million, $3.0 million and $0.9 million in the years ended December 31, 2005 and January 1, 2005, three quarters ended January 3, 2004 and quarter ended March 22, 2003, respectively.

Medicare Modernization Act
      The Medicare Prescription Drug, Improvements and Modernization Act of 2003 (the “Act”) was signed into law in December 2003. The Act introduced a prescription drug benefit under Medicare (“Medicare Part D”), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued Staff Position No. 106-2 (“FSP 106-2”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 became effective for interim or annual periods beginning after June 15, 2004. The Company determined that the benefits provided by certain of its postretirement health care plans are actuarially equivalent to Medicare Part D and thus qualify for the subsidy under the Act. The expected subsidy was recognized in the 2004 year-end measurement of obligations and reduced the APBO by $8.1 million. This amount was based on the estimated impact of the Act, pending further guidance. The estimate was remeasured in 2005 based on final regulations and other information and accordingly, the Company recorded an increase in the APBO of $2.5 million, for a net $5.6 million decrease in the APBO as a result of the Act. The increase in the APBO of $2.5 million was recognized as an actuarial loss in 2005. The net periodic benefit cost for 2005 was reduced by approximately $0.5 million due to the expected subsidy.
Note 12 — Shareholders’ Equity
      In connection with the going-private merger transaction described in Note 3, shareholders’ equity was adjusted to reflect Mr. Murdock’s continuing residual interest in the Company at its original cost plus his share of the Company’s earnings, losses, dividends and other equity adjustments since the date of his original acquisition.
      The Company’s authorized share capital as of December 31, 2005 and January 1, 2005 consisted of 1,000 shares of $0.001 par value common stock of which 1,000 shares were issued and outstanding. All issued and outstanding shares are owned by Dole Holding Company, LLC, a Delaware limited liability company, and a direct, wholly-owned subsidiary of HoldCo.
      In July 2004, Dole Holding Company, LLC borrowed $150 million under a Second Lien Senior Credit Agreement, which has now been repaid. Amounts borrowed under this agreement were available for distribution to HoldCo or contribution and/or loan to the Company. During the third quarter of 2004, $100 million of these borrowings were contributed to the Company.

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
      During the year ended December 31, 2005, the Company declared and paid dividends of $77.3 million to Dole Holding Company, LLC. As planned, the dividends are a partial return of the $100 million capital contribution made to the Company by Dole Holding Company, LLC during 2004.
      During the year ended January 1, 2005, the Company paid cash dividends of $20 million to Dole Holding Company, LLC. In addition, the Company entered into a transaction with a related party to exchange similarly valued land. The Company subsequently leased the land to a subsidiary of HoldCo to be used in the construction of a hotel, spa and wellbeing center by such subsidiary. Due to its terms, the lease was treated for accounting purposes as a distribution of land and reflected as a non-cash dividend of $6.3 million to Dole Holding Company, LLC in the consolidated financial statements. The non-cash dividend represents the tax-adjusted value of land used in the construction of the hotel, spa and wellbeing center.
      No dividends were declared during the three quarters ended January 3, 2004. Prior to the privatization, during the quarter ended March 22, 2003, the Company declared and paid dividends of approximately $8.4 million on its common shares.
      The Company’s ability to declare future dividends is restricted under the terms of its senior secured credit facilities and bond indentures.
      Comprehensive income consists of changes to shareholders’ equity, other than contributions from or distributions to shareholders, and net income. The Company’s other comprehensive income principally consists of unrealized foreign currency translation gains and losses, unrealized gains and losses on cash flow hedging instruments and additional minimum pension liability. The components of, and changes in, accumulated other comprehensive income are presented in the Company’s Consolidated Statements of Shareholders’ Equity.
Note 13 — Business Segments
      The Company has four primary reportable operating segments: fresh fruit, fresh vegetables, packaged foods, and fresh-cut flowers. The fresh fruit segment contains several operating segments that produce and market primarily fresh fruit to wholesale, retail and institutional customers worldwide. The fresh vegetables segment contains operating segments that primarily produce and market commodity vegetables and ready-to-eat packaged salads to wholesale, retail and institutional customers mostly in North America, Europe and Asia. Both the fresh fruit and fresh vegetable segments sell produce grown by a combination of Company-owned and independent farms. The packaged foods segment contains several operating segments that produce and market packaged foods, including fruit, juices and snack foods. The Company’s fresh-cut flowers segment sources, imports and markets fresh-cut flowers, grown mainly in Colombia, primarily to wholesale florists and supermarkets in the United States. These reportable segments are managed separately due to differences in their products, production processes, distribution channels and customer bases.
      Management evaluates and monitors segment performance primarily through earnings before interest expense and income taxes (“EBIT”). EBIT is calculated by adding interest expense and income tax expense to net income. In 2005, EBIT is calculated by adding income from discontinued operations, net of income tax expense, interest expense and income tax expense to net income. Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to the Company as a whole. EBIT is not defined under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered in isolation or as a substitute for net income or cash flow measures prepared in accordance with GAAP or as a measure of the Company’s profitability. Additionally, the Company’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate EBIT in the same fashion.

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
      Accounting policies for the primary reportable operating segments, other operating segments, and corporate are the same as those described in the summary of significant accounting policies (Note 2). The results of operations and financial position of the four primary reportable operating segments, other operating segments and corporate were as follows:

Results of Operations:

			Three Quarters	Quarter
			Ended	Ended
			January 3,	March 22,
	2005	2004	2004	2003

	Successor	Successor	Successor	Predecessor

	(In thousands)
Revenues from external customers
Fresh fruit	$3,717,020	$3,535,666	$2,409,029	$725,115
Fresh vegetables	1,083,227	887,409	673,719	176,865
Packaged foods	854,230	691,780	470,514	116,712
Fresh-cut flowers	171,259	169,845	119,580	48,506
Other operating segments	44,875	31,502	27,129	5,972

	$5,870,611	$5,316,202	$3,699,971	$1,073,170

EBIT
Fresh fruit	$205,191	$257,880	$165,007	$70,174
Fresh vegetables	11,375	58,645	46,749	16,703
Packaged foods	87,495	64,191	23,419	11,693
Fresh-cut flowers	(5,094)	1,853	(5,602)	6,394
Other operating segments	619	306	289	65

Total operating segments	299,586	382,875	229,862	105,029
Corporate	(70,298)	(70,262)	(75,742)	(11,494)
Interest expense	142,716	152,704	124,491	19,647

Income from continuing operations before income tax expense	$86,572	$159,909	$29,629	$73,888

      Corporate EBIT includes general and administrative costs not allocated to operating segments.
      Substantially all of the Company’s equity earnings in unconsolidated subsidiaries, which have been included in EBIT in the table above, relate to the fresh fruit operating segment.

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Financial Position:

	December 31,	January 1,
	2005	2005

	Successor	Successor

	(In thousands)
Total assets
Fresh fruit	$2,301,090	$2,285,228
Fresh vegetables	451,490	429,556
Packaged foods	639,999	563,297
Fresh-cut flowers	153,565	144,137
Other operating segments	12,478	11,886

Total operating segments	3,558,622	3,434,104
Corporate	851,105	887,526

	$4,409,727	$4,321,630

      Depreciation and amortization and capital additions by segment were as follows:

			Three Quarters	Quarter
			Ended	Ended
			January 3,	March 22,
	2005	2004	2004	2003

	Successor	Successor	Successor	Predecessor

	(In thousands)
Depreciation and amortization
Fresh fruit	$94,481	$91,504	$68,923	$16,354
Fresh vegetables	15,602	14,789	13,208	3,260
Packaged foods	30,704	26,012	14,306	2,502
Fresh-cut flowers	4,603	5,807	4,626	1,360
Other operating segments	675	582	469	96
Corporate	3,744	6,299	5,234	1,479

	$149,809	$144,993	$106,766	$25,051

Capital additions
Fresh fruit	$100,358	$59,471	$77,054	$1,630
Fresh vegetables	17,691	12,219	12,407	35
Packaged foods	21,845	18,382	7,901	1,898
Fresh-cut flowers	2,324	5,220	1,136	29
Other operating segments	2,555	852	1,279	—
Corporate	1,533	5,523	2,194	643

	$146,306	$101,667	$101,971	$4,235

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
      The Company’s revenues from external customers and tangible long-lived assets by country/region were as follows:

			Three Quarters	Quarter
			Ended	Ended
			January 3,	March 22,
	2005	2004	2004	2003

	Successor	Successor	Successor	Predecessor

	(In thousands)
Revenues from external customers
United States	$2,707,460	$2,302,624	$1,716,234	$511,297
Euro zone countries	1,077,639	1,036,441	691,988	204,206
Japan	641,969	673,842	485,532	112,873
Sweden	479,888	462,854	326,791	93,179
Canada	141,642	99,484	57,311	17,235
Other international	822,013	740,957	422,115	134,380

	$5,870,611	$5,316,202	$3,699,971	$1,073,170

      In the Other international category above, there are no individual countries whose revenues from external customers are considered material.

	December 31,	January 1,
	2005	2005

	Successor	Successor

	(In thousands)
Tangible long-lived assets
United States	$707,690	$731,033
Oceangoing assets	219,703	244,970
Philippines	142,273	119,942
Costa Rica	130,421	114,763
Honduras	85,184	87,255
Chile	83,929	77,420
Ecuador	81,323	77,435
Other international	211,906	195,609

	$1,662,429	$1,648,427

Note 14 — Operating Leases and Other Commitments
      In addition to obligations recorded on the Company’s Consolidated Balance Sheet as of December 31, 2005, the Company has commitments under cancelable and non-cancelable operating leases, primarily for land, equipment and office warehouse facilities. A significant portion of the Company’s lease payments are fixed. Total rental expense, including rent related to cancelable and non-cancelable leases, was $130 million, $101.4 million, $75.9 million, and $22.5 million (net of sublease income of $15.9 million, $15.1 million, $11.7 million and $3.4 million) for the years ended December 31, 2005 and January 1, 2005, three quarters ended January 3, 2004 and quarter ended March 22, 2003, respectively.
      The Company’s corporate aircraft lease agreement includes a residual value guarantee. The maximum exposure, which would occur if the fair value of the aircraft is less than $20 million at the termination of the lease in 2010, is approximately $8.2 million.

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
      As of December 31, 2005, the Company’s aggregate cancelable and non-cancelable minimum lease commitments, including residual value guarantees, before sublease income, were as follows (in thousands):

Fiscal Year	Cancelable	Non-Cancelable	Total

2006	$9,651	$93,938	$103,589
2007	9,059	64,938	73,997
2008	9,274	56,695	65,969
2009	9,279	28,224	37,503
2010	8,736	27,725	36,461
Thereafter	58,104	85,269	143,373

Total	$104,103	$356,789	$460,892

      Total expected future sublease income is $45.4 million.
      The Company’s cancelable leases relate primarily to land leases in the Philippines, where foreign land ownership is prohibited under current law.
      In order to secure sufficient product to meet demand and to supplement the Company’s own production, the Company has entered into non-cancelable agreements primarily with independent growers primarily in Latin America to purchase substantially all of their production subject to market demand and product quality. Prices under these agreements are generally fixed and contract terms range from one to ten years. Total purchases under these agreements were $433.4 million, $340.1 million, $242.3 million and $56.3 million for the years ended December 31, 2005 and January 1, 2005, three quarters ended January 3, 2004 and quarter ended March 22, 2003 respectively.
      At December 31, 2005, aggregate future payments under such purchase commitments (based on December 31, 2005 pricing and volumes) are as follows (in thousands):

Fiscal Year	Amount

2006	$404,194
2007	300,773
2008	239,943
2009	208,598
2010	172,640
Thereafter	375,584

$1,701,732

      In order to ensure a steady supply of packing supplies and to maximize volume incentive rebates, the Company has entered into contracts with certain suppliers for the purchase of packing supplies, as defined in the respective agreements, over periods of up to five years. Purchases under these contracts for the years ended December 31, 2005 and January 1, 2005, three quarters ended January 3, 2004 and quarter ended March 22, 2003 were approximately $227.3 million, $181.8 million, $117.8 million and $34.1 million, respectively.

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
      Under these contracts, the Company was committed at December 31, 2005, to purchase packing supplies, assuming current price levels, as follows (in thousands):

Fiscal Year	Amount

2006	$190,753
2007	106,007
2008	104,727
2009	30,885
2010	30,885

$463,257

      The Company has numerous collective bargaining agreements with various unions covering approximately 43% of the Company’s hourly full time and seasonal employees. Of the unionized employees, 43% are covered under a collective bargaining agreement that will expire within one year and the remaining 57% are covered under collective bargaining agreements expiring beyond the upcoming year. These agreements are subject to periodic negotiation and renewal. Failure to renew any of these collective bargaining agreements may result in a strike or work stoppage; however management does not expect that the outcome of these negotiations and renewals will have a material adverse impact on the Company’s financial condition or results of operations.
Note 15 — Derivative Financial Instruments
      The Company is exposed to foreign currency exchange rate fluctuations, bunker fuel price fluctuations and interest rate changes in the normal course of its business. As part of its risk management strategy, the Company uses derivative instruments to hedge certain foreign currency, bunker fuel and interest rate exposures. The Company’s objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.
      Statement of Financial Accounting Standards No. 133 (“FAS 133”), Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability and measured at fair value. FAS 133 also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. For those instruments that qualify for hedge accounting as cash flow hedges, any unrealized gains or losses are included in accumulated other comprehensive income, with the corresponding asset or liability recorded on the balance sheet. The Company’s hedges consist of cash flow hedges. Any portion of a cash flow hedge that is deemed to be ineffective is recognized into current period earnings. When the transaction underlying the hedge is recognized into earnings, the related other comprehensive income (loss) is reclassified to current period earnings. Foreign currency exchange gains and losses associated with hedges are recorded as a component of cost of products sold in the consolidated statements of income. Gains and losses related to the interest rate swap are recorded as a component of interest expense in the consolidated statements of income.
      The Company estimates the fair values of its derivatives based on quoted market prices or pricing models using current market rates and records all derivatives on the balance sheet at fair value.

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Foreign Currency Hedges
      Some of the Company’s divisions operate in functional currencies other than the U.S. dollar. As a result, the Company enters into cash flow derivative instruments to hedge portions of anticipated revenue streams and operating expenses. At December 31, 2005, the Company had forward contract hedges for forecasted revenue transactions denominated in Japanese yen and for forecasted operating expenses denominated in Colombian pesos, Chilean pesos and Thai baht. The Company uses foreign currency exchange forward contracts and participating forward contracts to reduce its risk related to anticipated dollar equivalent foreign currency cash flows. The change in the fair value of these contracts relating to hedge ineffectiveness was not significant.
      In addition, the net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive income in shareholders’ equity. The Company has historically not attempted to hedge this equity risk.
      The Company recorded a gain of $2 million, a loss of $11.6 million and a loss of $8.6 million related to the settlement of foreign currency exchange contracts for the years ended December 31, 2005, January 1, 2005 and January 3, 2004, respectively. At December 31, 2005, certain Colombian peso hedges did not receive hedge accounting treatment under FAS 133. The unrealized gain associated with these hedges was $0.5 million.
      At December 31, 2005, the gross notional and unrecognized gains (losses) of the Company’s foreign currency hedges were as follows (in thousands):

	Gross	Unrecognized
	Notional	Gains	Average Strike	Settlement
	Value	(Losses)	Price	Year

Foreign Currency Hedges:
Japanese yen	$3,260	$27	¥112.3	2006
Thai baht	51,999	353	THB 41.4	2006
Chilean peso	8,831	213	CLP 522.8	2006
Colombian peso	29,087	(134)	COP 2,288.1	2006

Total		$459

      There were no outstanding foreign currency hedges at January 1, 2005. The unrecognized gains and losses at December 31, 2005 are expected to be recognized into earnings during 2006.

Bunker Fuel Hedges
      The Company enters into bunker fuel hedges for its shipping operations to reduce its risk related to price fluctuations on anticipated bunker fuel purchases. At December 31, 2005, the Company had Houston fuel oil forward contracts with a notional value of $2.5 million that require conversion of approximately 9,800 metric tons of fuel at a price of $252 per metric ton. The Company also had Rotterdam fuel oil forward contracts with a notional value of $2.5 million that require conversion of approximately 9,900 metric tons of fuel at a price of $253 per metric ton. Settlement of these contracts occurred during the first quarter of 2006. The fair values of the bunker fuel hedges were assets of $0.5 million and $0.2 million at December 31, 2005 and January 1, 2005, respectively. The change in the fair value of these contracts relating to hedge ineffectiveness was not significant.
      The Company recorded a gain of $3.3 million related to the settlement of bunker fuel contracts for the year ended December 31, 2005.

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Interest Rate Swap
      As discussed in Note 10, the Company entered into an interest rate swap agreement to fix Term Loan A borrowings under its recently repaid senior secured credit facilities, which were denominated in Japanese yen, and bore interest at certain percentages over Japanese LIBOR. The Company was exposed to interest rate risk for changes in the Japanese LIBOR rate. The interest rate swap agreement fixed the interest rate at 2.05%. The notional amount of the interest rate swap and the termination date matched the principal amounts and maturity date of Term Loan A. The fair value of the swap at December 31, 2005 was an asset of $1.9 million. For the year ended December 31, 2005, $1 million was recognized as interest expense in the consolidated statement of income related to the swap.

Credit Risk
      The counterparties to the foreign currency exchange forward contracts, bunker fuel hedges and the interest rate swap consist of a number of major international financial institutions. The Company has established counterparty guidelines and regularly monitors its positions and the financial strength of these institutions. While counterparties to hedging contracts expose the Company to credit-related losses in the event of a counterparty’s non-performance, the risk would be limited to the unrealized gains on such affected contracts. The Company does not anticipate any such losses.
Note 16 — Contingencies
      The Company is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to the Company’s operations. At December 31, 2005, guarantees of $2.6 million consisted primarily of amounts advanced under third party bank agreements to independent growers that supply the Company with product. The Company has not historically experienced any significant losses associated with these guarantees.
      As part of its normal business activities, the Company and its subsidiaries also provide guarantees to various regulatory authorities, primarily in Europe, in order to comply with foreign regulations when operating businesses overseas. These guarantees relate to customs duties and the now-eliminated banana import license fees that were granted to the European Union member states’ agricultural authority. These guarantees are obtained from commercial banks in the form of letters of credit or bank guarantees. In addition, the Company issues letters of credit and bonds through major banking institutions and insurance companies as required by certain vendor and other operating agreements. As of December 31, 2005, total letters of credit and bonds outstanding were $121.8 million.
      The Company also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. The Company guaranteed $127.7 million of its subsidiaries’ obligations to their suppliers and other third parties as of December 31, 2005.
      The Company has change of control agreements with certain key executives, under which severance payments and benefits would become payable in the event of specified terminations of employment following a change of control (as defined) of the Company. The going-private merger transaction (Note 3) did not trigger the change of control provisions as outlined in these agreements. Refer to Item 11 of this Form 10-K, under the heading “Employment, Severance and Change of Control Arrangements” for additional information concerning the change of control agreements.
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

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
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
      Currently there are 554 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP or seeking enforcement of Nicaraguan judgments. Seventeen of these lawsuits are currently pending in various jurisdictions in the United States. One case pending in Los Angeles Superior Court with 13 Nicaraguan plaintiffs has a trial date of July 17, 2006. The remaining cases are pending in Latin America and the Philippines, including 347 labor cases pending in Costa Rica under that country’s national insurance program. Claimed damages in DBCP cases worldwide total approximately $35.2 billion, with the lawsuits in Nicaragua representing approximately 85% of this amount. In almost all of the non-labor cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against the Company.
      In Nicaragua, 168 cases are currently filed in various courts throughout the country, with all but one of the lawsuits brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional.
      Seventeen cases have resulted in judgments in Nicaragua: $489.4 million (nine cases consolidated with 468 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; $64.8 million (one case with 86 claimants) on June 15, 2004; $27.7 million (one case with 39 claimants) on March 17, 2005.; $98.5 million (150 claimants) on August 8, 2005; and $46.4 million (one case with 62 claimants) on August 20, 2005.
      Thirty-two new cases have recently been filed in civil courts in Managua (8) and Chinandega (24). In addition, there are 20 active cases currently pending in civil courts in Managua (10), Chinandega (8) and Puerto Cabezas (2), all of which have been brought under Law 364 except for one of the cases pending in Chinandega. Six of the active cases pending before the court in Chinandega have been consolidated for trial, which seeks $3.4 billion on behalf of 1,708 claimants. Trial in this consolidated case commenced November 25, 2005. In the 19 active cases under Law 364, except for one case in Chinandega and one in Managua, the Company has sought to have the cases returned to the United States pursuant to Law 364. Notwithstanding, the Chinandega court denied the Company’s request in the six consolidated cases pending there; the

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
Managua court denied the Company’s request with respect to one of the cases pending there; and the court in Puerto Cabezas denied the Company’s request with respect to the two cases there. The Company’s requests as to eight of the cases in Managua are still pending; and the Company expects to make similar requests in the remaining two cases at the appropriate time. The Company has appealed the two decisions of the court in Puerto Cabezas, the decision of the court in Managua and the six decisions of the court in Chinandega.
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
      Claimants have also indicated their intent to seek enforcement of the Nicaraguan judgments in Colombia, Ecuador, Venezuela and other countries in Latin America and elsewhere, including the United States. In Venezuela, the claimants are attempting to enforce five of the Nicaraguan judgments in that country’s Supreme Court: $489.4 million (December 11, 2002); $82.9 million (February 25, 2004); $15.7 million (May 25, 2004); $56.5 million (June 14, 2004); and $64.8 million (June 15, 2004). An action recently filed to enforce the $27.7 million Nicaraguan judgment (March 17, 2005) in the Colombian Supreme Court was dismissed. In Ecuador, the claimants attempted to enforce the five Nicaraguan judgments issued between February 25, 2004 through June 15, 2004 in the Ecuador Supreme Court. The First, Second and Third Chambers of the Ecuador Supreme Court issued rulings refusing to consider those enforcement actions on the ground that the Supreme Court was not a court of competent jurisdiction for enforcement of a foreign judgment. The plaintiffs subsequently refiled those five enforcement actions in the civil court in Guayaquil, Ecuador. Two of these subsequently filed enforcement actions have been dismissed by the 3rd Civil Court — $15.7 million (May 25, 2004) — and the 12th Civil Court — $56.5 million (June 14, 2004) — in Guayaquil; plaintiffs have sought reconsideration of those dismissals. The remaining three enforcement actions are still pending.
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
      As to all the DBCP matters, the Company has denied liability and asserted substantial defenses. The Company has also engaged in efforts to resolve pending litigation and claims in the U.S. and Latin America. Although no assurance can be given concerning the outcome of these cases, in the opinion of management, after consultation with legal counsel and based on past experience defending and settling DBCP claims, the pending lawsuits are not expected to have a material adverse effect on the Company’s financial condition or results of operations.
      European Union Antitrust Inquiry and U.S. Class Action Lawsuits: The European Commission (“EC”) is investigating alleged violations of European Union competition (antitrust) laws by banana and pineapple importers and distributors operating within the European Economic Area (“EEA”). On June 2 and 3, 2005, the EC conducted a search of certain of the Company’s offices in Europe. During this same period, the EC also conducted similar unannounced searches of other companies’ offices located in the European Union. The Company is cooperating with the EC and has responded to the EC’s information requests. Although no assurances can be given concerning the course or outcome of that EC investigation, the Company believes that it has not violated the European Union competition laws.

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
      Following the public announcement of the EC searches, a number of class action lawsuits were filed against the Company and three competitors in the U.S. District Court for the Southern District of Florida. The lawsuits were filed on behalf of entities that directly or indirectly purchased bananas from the defendants and have now been consolidated into two separate class action lawsuits: one by direct purchasers (customers); and another by indirect purchasers (those who purchased bananas from customers). Both consolidated class action lawsuits allege that the defendants conspired to artificially raise or maintain prices and control or restrict output of bananas. The Company believes these lawsuits are without merit.
      Honduran Tax Case: In 2005, the Company received a tax assessment from Honduras of approximately $137 million relating to the disposition of all of the Company’s interest in Cervecería Hondureña, S.A in 2001. The Company believes the assessment is without merit and filed an appeal with the Honduran tax authorities, which was denied. As a result of the denial in the administrative process, in order to negate the tax assessment, on August 5, 2005, the Company proceeded to the next stage of the appellate process by filing a lawsuit against the Honduran government, in the Honduran Administrative Tax Trial Court. The Honduran government is seeking dismissal of the lawsuit and attachment of assets, which the Company is challenging. No reserve has been provided for this assessment.
Note 17 — Related Party Transactions
      In September 1998, the Company acquired 60% of Saba. On December 30, 2004, the Company acquired the remaining 40% minority interest of Saba (Note 5). Prior to the Company’s acquisition of the minority interest, the 40% minority interest was held 25% by another Swedish company and 15% by a Swedish co-op. As part of its normal operations, Saba routinely sells fresh fruit, vegetables and flowers to entities in which these minority shareholders are principal owners. Revenues from these entities were $349.6 million, $251.3 million and $75.7 million during the year ended January 1, 2005, three quarters ended January 3, 2004 and quarter ended March 22, 2003, respectively.
      On March 28, 2003, the Company completed the going-private merger transaction with DHM Holding Company, Inc. and became wholly owned by David H. Murdock, the Company’s Chairman and Chief Executive Officer, through DHM Holding Company, Inc. (Note 3).
      Mr. Murdock owns Castle & Cooke, Inc. (“Castle”) as well as a transportation equipment leasing company, a private dining club and a private country club, which supply products and provide services to numerous customers and patrons. During the years ended December 31, 2005 and January 1, 2005, three quarters ended January 3, 2004 and quarter ended March 22, 2003, the Company paid Mr. Murdock’s companies an aggregate of approximately $7.2 million, $5.2 million, $3.8 million and $1.2 million, respectively, primarily for the rental of truck chassis, generator sets and warehousing services. Castle purchased approximately $4 million, $0.4 million, $0.3 million and $0.1 million of products from the Company during the years ended December 31, 2005 and January 1, 2005, three quarters ended January 3, 2004 and quarter ended March 22, 2003, respectively. The Company had a number of other transactions with Castle and other entities owned by Mr. Murdock, generally on an arms-length basis, none of which, individually or in the aggregate, were material.
      The Company and Castle are responsible for 68% and 32%, respectively, of all obligations under an aircraft lease arrangement. The Company and Castle have agreed that each party would be responsible for the direct costs associated with its use of this aircraft, and that all other indirect costs would be shared in proportion to each party’s lease obligation percentage. During the years ended December 31, 2005 and January 1, 2005, three quarters ended January 3, 2004 and quarter ended March 22, 2003, the Company’s proportionate share of the direct and indirect costs for this aircraft was $1.9 million, $2.3 million, $1.5 million and $0.5 million, respectively.

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
      In 2003, the Company and Castle began operating their risk management departments on a joint basis. This arrangement enables the Company and Castle to leverage their buying power to optimize their position in the insurance market and take advantage of the market relationships that both companies developed over the years. The Company and Castle share insurance procurement and premium costs based on the relative risk borne by each company as determined under methodologies used by the insurance underwriters. Administrative costs of the risk management department are shared on a 50-50 basis. The Company’s share of the risk management department’s costs during each of the years ended December 31, 2005, January 1, 2005 and January 3, 2004 were approximately $0.2 million, $0.1 million and $0.1 million, respectively.
      The Company retains risk for commercial property losses sustained by the Company and Castle totaling $4 million in the aggregate and $4 million per occurrence, above which the Company has coverage provided through third party insurance carriers. The arrangement, entered into on April 1, 2005 and expiring March 31, 2006, provides for premiums to be paid to the Company by Castle quarterly beginning March 31, 2005 in exchange for the Company’s retained risk. The Company received approximately $0.7 million and $1 million from Castle during the years ended December 31, 2005 and January 1, 2005, respectively. No amounts were paid by Castle under this arrangement during the year ended January 3, 2004. The Company paid approximately $0.2 million and $0.3 million to Castle for property losses in 2005 and 2004, respectively.
      During September 2004, the Company and Castle entered into a tax-free real estate exchange agreement in which the Company transferred unimproved and improved real properties located in California and Hawaii, having an independently appraised aggregate fair market value of approximately $17.3 million, for Castle’s unimproved real property located in Westlake Village, California having substantially the same, independently appraised fair market value. Since the exchange of land was between two entities under common control, no gain was recognized on the exchange. Refer to Note 12 for further information.
      The Company had outstanding net accounts receivable of $0.2 million from Castle at December 31, 2005 and outstanding net accounts payable of $0.4 million to Castle at January 1, 2005.
Note 18 — Impact of Hurricane Katrina
      During the third quarter of 2005, the Company’s operations in the Gulf Coast area of the United States were impacted by Hurricane Katrina. The Company’s fresh fruit division utilizes the Gulfport, Mississippi port facility to receive and store product from its Latin American operations. The Gulfport facility, which is leased from the Mississippi Port Authority, incurred significant damage from Hurricane Katrina. As a result of the damage sustained at the Gulfport terminal, the Company diverted shipments to other Dole port facilities including Freeport, Texas; Port Everglades, Florida; and Wilmington, Delaware. The Company resumed discharging shipments of fruit and other cargo in Gulfport at the beginning of the fourth quarter of 2005. However, the facility has not yet been fully rebuilt. The financial impact to the Company’s fresh fruit operations includes the loss of cargo and equipment, property damage and additional costs associated with re-routing product to other ports in the region. Equipment that was destroyed or damaged includes refrigerated and dry shipping containers, as well as chassis and generator-sets used for land transportation of the shipping containers.
      During 2005, the Company recorded a total charge related to Hurricane Katrina of $10.1 million. The charge included write-offs of owned assets with a net book value of $4.1 million, direct incremental expenses of $4.1 million and leased assets of $1.9 million representing amounts due to lessors. The Company maintains customary insurance for its property, including shipping containers, as well as for business interruption. In 2005, the Company collected $6 million from insurance carriers related to cargo and property damage and recorded a receivable of $3.4 million at December 31, 2005 for insurance recoveries. Of the $3.4 million receivable balance the Company collected an additional $3.1 million from insurance carriers subsequent to December 31, 2005. During March 2006, the Company received an additional $2 million. The Company is

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
continuing to work with its insurers to evaluate the extent of the costs incurred as a result of the hurricane damage and to determine the extent of the insurance coverage for that damage.
Note 19 — Subsequent Events
      Dividends: In January 2006, the Company declared and paid dividends of $3.4 million to its parent company, Dole Holding Company, LLC. In April 2006, the Company declared and paid a dividend of approximately $160 million to Dole Holding Company, LLC, which the latter used to repay the outstanding principal of its second lien senior credit facility, together with accrued but unpaid interest and a prepayment premium.
      European Union Banana Import Regime: On January 1, 2006, the European Union (“EU”) implemented a new “tariff only” import regime for bananas. The 2001 EC/ US Understanding on Bananas required the EU to implement a tariff only banana import system on or before January 1, 2006, and the EU’s banana regime change was therefore expected by that date.
      Banana imports from Latin America are now subject to import license requirements only and a tariff of 176 euro per metric ton for entry into the EU market. Under the EU’s previous banana regime, banana imports from Latin America were subject to a tariff of 75 euro per metric ton and were also subject to both import license requirements and volume quotas. License requirements and volume quotas had the effect of limiting access to the EU banana market.
      Although all Latin bananas are now subject to a tariff of 176 euro per metric ton, up to 775,000 metric tons of bananas from African, Caribbean, and Pacific (“ACP”) countries may be imported to the EU duty-free. This preferential treatment of a zero tariff on up to 775,000 tons of ACP banana imports, as well as the 176 euro per metric ton tariff applied to Latin banana imports, is currently being challenged by Panama, Honduras and Nicaragua at the World Trade Organization (“WTO”). The current tariff applied to Latin banana imports may be lowered and the ACP preference of a zero tariff may be affected depending on the outcome of these WTO proceedings, but the WTO proceedings are only in their initial stage and may take several years to conclude.
      Business Restructuring: In the first quarter of 2006, the commercial relationship substantially ended between Dole’s wholly owned subsidiary, Saba, and Saba’s largest customer. Saba is a leading importer and distributor of fruit, vegetables and flowers in Scandinavia. Saba’s financial results are included in Dole’s fresh fruit reporting segment. Other than the expected charges described below, the loss of this customer’s business is not expected to be material to Dole’s ongoing earnings. In connection with this recent event, Dole plans on restructuring certain lines of Saba’s business and expects to incur related charges, both in the first quarter of 2006 and in subsequent fiscal quarters. These charges are currently estimated at approximately $18 million in the aggregate. However, the timing and exact amount of the charges are yet to be determined, as well as Dole’s potential contractual claims against this customer.
      Capital Contribution: On March 3, 2006, DHM Holding Company, Inc. (“HoldCo”) executed a $150 million senior secured term loan agreement. In March 2006, HoldCo drew $50 million and contributed $28.4 million to Dole Holding Company, LLC, the Company’s parent, which contributed such funds to the Company. The Company intends to dividend this entire amount by the end of 2006 back to Dole Holding Company, LLC for further dividend to HoldCo.
      Refinancing Transaction: On April 12, 2006, the Company completed an amendment and restatement of its senior secured credit facilities. The Company obtained $975 million of term loan facilities and $100 million in a pre-funded letter of credit facility. The proceeds of the term loans were used to repay the outstanding term loans under the Company’s existing senior secured credit facilities. In addition, the Company paid a dividend of approximately $160 million to its immediate parent, Dole Holding Company, LLC, which proceeds were used to repay its Second Lien term loan. The terms and covenants under the new senior secured

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
credit facilities are similar to those under the Company’s existing senior secured credit facilities except that the new facilities do not contain financial maintenance or maximum capital expenditure covenants.
      Additionally, the Company entered into a new asset based revolving credit facility of $350 million. The facility will be secured and will be subject to a borrowing base consisting of up to 85% of eligible accounts receivable plus a predetermined percentage of eligible inventory.
      The purposes of the refinancing include increasing the combined size of the Company’s revolving credit and letter of credit facilities and eliminating certain financial maintenance covenants, realizing currency gains arising out of the Company’s existing senior secured credit facilities, and refinancing of the higher-cost bank indebtedness of Dole Holding Company, LLC, at the lower-cost Dole Food Company, Inc. level. In connection with the refinancing, the Company obtained a waiver, with respect to the first quarter ended March 25, 2006, for certain covenants contained in the prior senior secured credit facilities.
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
      The following are consolidating statements of income of the Company for the years ended December 31, 2005 and January 1, 2005, three quarters ended January 3, 2004 and the quarter ended March 22, 2003; condensed consolidating balance sheets as of December 31, 2005 and January 1, 2005 and condensed consolidating statements of cash flows for the years ended December 31, 2005 and January 1, 2005, three quarters ended January 3, 2004 and quarter ended March 22, 2003.

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
CONSOLIDATING STATEMENT OF INCOME
SUCCESSOR
For the Year Ended December 31, 2005

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
Revenues, net	$570,215	$2,328,866	$4,160,366	$(1,188,836)	$5,870,611
Cost of products sold	432,539	2,157,163	3,761,446	(1,168,882)	5,182,266

Gross margin	137,676	171,703	398,920	(19,954)	688,345
Selling, marketing and general and administrative expenses	130,927	123,650	228,512	(19,954)	463,135

Operating income	6,749	48,053	170,408	—	225,210
Equity in subsidiary income	156,484	172,347	—	(328,831)	—
Other income (expense), net	(43,701)	—	38,348	—	(5,353)
Interest income	460	1,118	4,471	—	6,049
Interest expense	111,400	295	31,021	—	142,716

Income from continuing operations before income taxes, minority interest expense and equity earnings	8,592	221,223	182,206	(328,831)	83,190
Income tax expense (benefit)	(34,921)	65,017	14,424	—	44,520
Minority interest expense, net of income tax expense	1,461	270	1,513	—	3,244
Equity in earnings of unconsolidated subsidiaries, net of income tax expense	—	(145)	(6,481)	—	(6,626)

Income from continuing operations, net of income tax expense	42,052	156,081	172,750	(328,831)	42,052
Income from discontinued operations, net of income tax expense	2,044	—	—	—	2,044

Net income	$44,096	$156,081	$172,750	$(328,831)	$44,096

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
CONSOLIDATING STATEMENT OF INCOME
SUCCESSOR
For the Year Ended January 1, 2005

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
Revenues, net	$501,209	$1,969,079	$3,926,186	$(1,080,272)	$5,316,202
Cost of products sold	390,000	1,753,620	3,494,536	(1,063,914)	4,574,242

Gross margin	111,209	215,459	431,650	(16,358)	741,960
Selling, marketing and general and administrative expenses	123,134	112,519	205,653	(16,358)	424,948

Operating income (loss)	(11,925)	102,940	225,997	—	317,012
Equity in subsidiary income	233,197	190,756	—	(423,953)	—
Other income (expense), net	(50)	—	(8,687)	—	(8,737)
Interest income	246	265	3,696	—	4,207
Interest expense	132,572	221	19,911	—	152,704

Income from continuing operations before income taxes, minority interest expense and equity earnings	88,896	293,740	201,095	(423,953)	159,778
Income tax expense (benefit)	(47,219)	59,488	13,222	—	25,491
Minority interest expense, net of income tax expense	1,697	2,536	5,967	—	10,200
Equity in earnings of unconsolidated subsidiaries, net of income tax expense	—	(124)	(10,207)	—	(10,331)

Net income	$134,418	$231,840	$192,113	$(423,953)	$134,418

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
CONSOLIDATING STATEMENT OF INCOME
SUCCESSOR
For the Three Quarters Ended January 3, 2004

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
Revenues, net	$380,573	$1,407,740	$2,702,360	$(790,702)	$3,699,971
Cost of products sold	317,376	1,261,579	2,424,691	(790,702)	3,212,944

Gross margin	63,197	146,161	277,669	—	487,027
Selling, marketing and general and administrative expenses	110,468	79,524	131,606	—	321,598

Operating income (loss)	(47,271)	66,637	146,063	—	165,429
Equity in subsidiary income	185,447	136,898	—	(322,345)	—
Other income (expense), net	(3,944)	106	(14,703)	—	(18,541)
Interest income	231	261	3,884	—	4,376
Interest expense	104,750	607	19,134	—	124,491

Income from continuing operations before income taxes, minority interest expense and equity earnings	29,713	203,295	116,110	(322,345)	26,773
Income tax expense (benefit)	6,491	17,920	(17,899)	—	6,512
Minority interest expense, net of income tax expense	105	(876)	3,628	—	2,857
Equity in earnings of unconsolidated subsidiaries, net of income tax expense	—	(77)	(5,636)	—	(5,713)

Net income	$23,117	$186,328	$136,017	$(322,345)	$23,117

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
CONSOLIDATING STATEMENT OF INCOME
PREDECESSOR
For the Quarter Ended March 22, 2003

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
Revenues, net	$96,185	$432,831	$803,294	$(259,140)	$1,073,170
Cost of products sold	69,640	371,625	712,914	(259,140)	895,039

Gross margin	26,545	61,206	90,380	—	178,131
Selling, marketing and general and administrative expenses	28,887	23,285	37,169	—	89,341

Operating income (loss)	(2,342)	37,921	53,211	—	88,790
Equity in subsidiary income	73,874	51,568	—	(125,442)	—
Other income (expense), net	51	—	146	—	197
Interest income	1,179	119	1,402	—	2,700
Interest expense	17,831	28	1,788	—	19,647

Income from continuing operations before income taxes, minority interest expense and equity earnings	54,931	89,580	52,971	(125,442)	72,040
Income tax expense (benefit)	(6,073)	16,024	3,149	—	13,100
Minority interest expense, net of income tax expense	216	(119)	975	—	1,072
Equity in earnings of unconsolidated subsidiaries, net of income tax expense	—	—	(2,920)	—	(2,920)

Net income	$60,788	$73,675	$51,767	$(125,442)	$60,788

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
SUCCESSOR
As of December 31, 2005

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$12,698	$(5,453)	$41,567	$—	$48,812
Receivables, net of allowances	121,316	116,226	400,094	—	637,636
Inventories	101,935	171,601	349,961	—	623,497
Prepaid expenses	5,663	10,071	43,130	—	58,864
Deferred income tax assets	15,946	15,282	3,528	—	34,756

Total current assets	257,558	307,727	838,280	—	1,403,565
Investments	2,271,031	1,708,078	75,200	(3,977,556)	76,753
Property, plant and equipment, net	299,100	360,886	848,611	—	1,508,597
Goodwill	18,224	145,702	376,354	—	540,280
Intangible assets, net	710,743	13,687	2,270	—	726,700
Other assets, net	34,679	9,643	109,510	—	153,832

Total assets	$3,591,335	$2,545,723	$2,250,225	$(3,977,556)	$4,409,727

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$(121,890)	$249,560	$283,781	$—	$411,451
Accrued liabilities	97,397	178,582	155,058	—	431,037
Current portion of long-term debt	(300)	885	24,435	—	25,020
Notes payable	—	1,119	275	—	1,394

Total current liabilities	(24,793)	430,146	463,549	—	868,902
Intercompany payables (receivables)	1,072,418	(229,126)	(843,292)	—	—
Long-term debt	1,216,090	2,451	782,302	—	2,000,843
Deferred income tax liabilities	294,420	32,128	29,099	—	355,647
Other long-term liabilities	416,657	39,684	89,964	—	546,305
Minority interests	—	6,325	15,162	—	21,487
Total shareholders’ equity	616,543	2,264,115	1,713,441	(3,977,556)	616,543

Total liabilities and shareholders’ equity	$3,591,335	$2,545,723	$2,250,225	$(3,977,556)	$4,409,727

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
SUCCESSOR
As of January 1, 2005

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$9,236	$3,279	$66,702	$—	$79,217
Receivables, net of allowances	194,538	25,750	397,664	—	617,952
Inventories	65,340	163,799	279,752	—	508,891
Prepaid expenses	7,239	11,861	44,642	—	63,742
Deferred income tax assets	14,875	13,427	5,262	—	33,564

Total current assets	291,228	218,116	794,022	—	1,303,366
Investments	2,406,115	1,926,079	92,928	(4,330,641)	94,481
Property, plant and equipment, net	303,129	366,142	847,084	—	1,516,355
Goodwill	18,219	143,794	374,852	—	536,865
Intangible assets, net	713,613	14,534	10,344	—	738,491
Other assets, net	49,705	8,836	73,531	—	132,072

Total assets	$3,782,009	$2,677,501	$2,192,761	$(4,330,641)	$4,321,630

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,370	$103,613	$290,129	$—	$400,112
Accrued liabilities	113,035	182,202	152,633	—	447,870
Current portion of long-term debt	(335)	701	30,912	—	31,278
Notes payable	—	624	—	—	624

Total current liabilities	119,070	287,140	473,674	—	879,884
Intercompany payables (receivables)	682,783	(92,030)	(590,753)	—	—
Long-term debt	1,598,674	1,565	236,781	—	1,837,020
Deferred income tax liabilities	304,605	35,848	46,182	—	386,635
Other long-term liabilities	399,004	38,581	82,409	—	519,994
Minority interests	—	7,600	12,624	—	20,224
Total shareholders’ equity	677,873	2,398,797	1,931,844	(4,330,641)	677,873

Total liabilities and shareholders’ equity	$3,782,009	$2,677,501	$2,192,761	$(4,330,641)	$4,321,630

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SUCCESSOR
For the Year Ended December 31, 2005

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
OPERATING ACTIVITIES
Intercompany dividend income	$570,000	$566,713	$—	$(1,136,713)	$—
Operating activities	(73,474)	29,202	116,861	—	72,589

Cash flow provided by operating activities	496,526	595,915	116,861	(1,136,713)	72,589

INVESTING ACTIVITIES
Proceeds from sales of assets	3,016	1,255	7,458	—	11,729
Proceeds from sales of investments and businesses, net of cash disposed	—	—	7,402	—	7,402
Investments and acquisitions	—	—	(51,460)	—	(51,460)
Capital additions	(2,284)	(30,001)	(99,210)	—	(131,495)
Repurchase of common stock and settlement of stock options in going- private merger transaction	(499)	—	—	—	(499)

Cash flow provided by (used in) investing activities	233	(28,746)	(135,810)	—	(164,323)

FINANCING ACTIVITIES
Short-term debt borrowings	—	1,591	16,592	—	18,183
Short-term debt repayments	—	(10,299)	(16,317)	—	(26,616)
Long-term debt borrowings, net of debt issuance costs	604,000	2,055	969,814	—	1,575,869
Long-term debt repayments	(1,020,047)	(989)	(396,377)	—	(1,417,413)
Dividends paid to minority shareholders	—	(1,546)	(1,290)	—	(2,836)
Intercompany dividends	—	(566,713)	(570,000)	1,136,713	—
Dividends paid	(77,250)	—	—	—	(77,250)

Cash flow provided by (used in) financing activities	(493,297)	(575,901)	2,422	1,136,713	69,937

Effect of foreign currency exchange rate changes on cash	—	—	(8,608)	—	(8,608)

Increase (decrease) in cash and cash equivalents	3,462	(8,732)	(25,135)	—	(30,405)
Cash and cash equivalents at beginning of period	9,236	3,279	66,702	—	79,217

Cash and cash equivalents at end of period	$12,698	$(5,453)	$41,567	$—	$48,812

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SUCCESSOR
For the Year Ended January 1, 2005

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$(54,868)	$37,027	$235,233	$—	$217,392

INVESTING ACTIVITIES
Proceeds from sales of assets	3,854	379	7,202	—	11,435
Investments and acquisitions	(169,629)	(16,906)	(3,156)	—	(189,691)
Capital additions	(5,940)	(19,677)	(76,050)	—	(101,667)
Repurchase of common stock and settlement of stock options in going-private merger transaction	(1,300)	—	—	—	(1,300)
Transaction costs paid in going- private merger transaction	(361)	—	—	—	(361)

Cash flow used in investing activities	(173,376)	(36,204)	(72,004)	—	(281,584)

FINANCING ACTIVITIES
Short-term debt borrowings	56	24,617	32,528	—	57,201
Short-term debt repayments	—	(1,631)	(33,630)	—	(35,261)
Long-term debt borrowings, net of debt issuance costs	585,150	837	20,083	—	606,070
Long-term debt repayments	(435,150)	(851)	(158,837)	—	(594,838)
Dividends paid to minority shareholders	—	(18)	(5,583)	—	(5,601)
Dividends paid	(20,000)	—	—	—	(20,000)
Capital contributions	100,000	—	—	—	100,000

Cash flow provided by (used in) financing activities	230,056	22,954	(145,439)	—	107,571

Effect of foreign currency exchange rate changes on cash	—	—	2,356	—	2,356

Increase in cash and cash equivalents	1,812	23,777	20,146	—	45,735
Cash and cash equivalents at beginning of period	7,424	(20,498)	46,556	—	33,482

Cash and cash equivalents at end of period	$9,236	$3,279	$66,702	$—	$79,217

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SUCCESSOR
For the Three Quarters Ended January 3, 2004

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$32,919	$(3,675)	$307,867	$—	$337,111

INVESTING ACTIVITIES
Proceeds from sales of assets	43,425	3,186	4,776	—	51,387
Proceeds from sales of businesses, net of cash disposed	—	—	7,837	—	7,837
Investments and acquisitions	(1,032)	(1,293)	(10,182)	—	(12,507)
Capital additions	(4,404)	(18,043)	(79,524)	—	(101,971)
Repurchase of common stock and settlement of stock options in going-private merger transaction	(943,070)	—	(525,000)	—	(1,468,070)
Transaction costs paid in going-private merger transaction	(69,597)	—	—	—	(69,597)

Cash flow used in investing activities	(974,678)	(16,150)	(602,093)	—	(1,592,921)

FINANCING ACTIVITIES
Short-term debt borrowings	—	1,028	—	—	1,028
Short-term debt repayments	—	(875)	(11,336)	—	(12,211)
Long-term debt borrowings, net of debt issuance costs	1,207,275	1,266	921,747	—	2,130,288
Long-term debt repayments	(914,683)	(700)	(680,035)	—	(1,595,418)
Dividends paid to minority shareholders	—	(755)	(4,796)	—	(5,551)
Capital contributions	125,000	—	—	—	125,000

Cash flow provided by (used in) financing activities	417,592	(36)	225,580	—	643,136

Effect of foreign currency exchange rate changes on cash	—	—	5,156	—	5,156

Decrease in cash and cash equivalents	(524,167)	(19,861)	(63,490)	—	(607,518)
Cash and cash equivalents at beginning of period	531,591	(637)	110,046	—	641,000

Cash and cash equivalents at end of period	$7,424	$(20,498)	$46,556	$—	$33,482

DOLE FOOD COMPANY, INC.
NOTES TO CONSOLIDATED STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
PREDECESSOR
For the Quarter Ended March 22, 2003

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$146,297	$2,259	$(146,743)	$—	$1,813

INVESTING ACTIVITIES
Proceeds from sales of assets	834	33	876	—	1,743
Capital additions	(621)	—	(3,614)	—	(4,235)

Cash flow provided by (used in) investing activities	213	33	(2,738)	—	(2,492)

FINANCING ACTIVITIES
Short-term debt borrowings	—	1,786	6,150	—	7,936
Short-term debt repayments	(4,353)	(1,730)	(751)	—	(6,834)
Long-term debt borrowings	—	15	5,019	—	5,034
Long-term debt repayments	—	(143)	(6,634)	—	(6,777)
Proceeds from issuance of common stock	2,768	—	—	—	2,768
Dividends paid	(8,440)	—	—	—	(8,440)

Cash flow provided by (used in) financing activities	(10,025)	(72)	3,784	—	(6,313)

Effect of foreign currency exchange rate changes on cash	—	—	1,025	—	1,025

Increase (decrease) in cash and cash equivalents	136,485	2,220	(144,672)	—	(5,967)
Cash and cash equivalents at beginning of period	395,106	(2,857)	254,718	—	646,967

Cash and cash equivalents at end of period	$531,591	$(637)	$110,046	$—	$641,000

II.	Supplementary Data
Quarterly Financial Information (Unaudited)
      The following table presents summarized quarterly results (in thousands):

	Quarter Ended

	March 26, 2005	June 18, 2005	October 8, 2005	December 31, 2005
2005	Successor	Successor	Successor	Successor

Revenues, net	$1,442,133	$1,526,351	$1,645,009	$1,257,118
Gross margin	215,947	220,792	163,365	88,241
Net income (loss)	17,154	32,328	17,604	(22,990)

	Quarter Ended

	March 27, 2004	June 19, 2004	October 9, 2004	January 1, 2005
2004	Successor	Successor	Successor	Successor

Revenues, net	$1,254,584	$1,315,959	$1,521,504	$1,224,155
Gross margin	204,070	218,560	166,973	152,357
Net income	60,834	67,943	4,933	708
      During the fourth quarter of 2005, the Company resolved a contingency related to the 2001 disposition of the Company’s interest in Cervecería Hondureña, S.A. As a result, the Company realized income of $2 million, net of income taxes, which has been recorded as income from discontinued operations. In addition, the Company recorded $4.8 million in income from continuing operations related to the collection of a fully reserved receivable balance and interest income.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      An evaluation was carried out as of December 31, 2005 under the supervision and with the participation of Dole’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act. Based upon this evaluation, Dole’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005. No change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fourth quarter of 2005 has materially affected, or is reasonably likely to materially affect, Dole’s internal control over financial reporting.
      We have concluded that a “material weakness” (defined below) in internal control with respect to certain aspects of accounting for income taxes existed as of December 31, 2005. The matter principally concerns controls and procedures related to the identification and recording of deferred taxes on the US GAAP vs. income tax basis difference of Dole’s foreign equity-method investments. Under applicable accounting pronouncements, deferred income taxes must be provided on the undistributed earnings of a foreign subsidiary, unless such earnings are considered to be permanently reinvested outside the United States. However, in the case of certain equity investments, due to the lack of control over the equity investment, it is not possible to establish that earnings are permanently reinvested outside the United States. In those cases, tax must be provided on the difference between the book and tax basis in the investment. In the case of a foreign equity investment held by another foreign company, US taxes could apply to undistributed earnings under Subpart F of the Internal Revenue Code. In addition, foreign taxes, such as withholding taxes, could apply if these undistributed earnings are ever distributed in the future. Dole did not evaluate the need for deferred taxes on this type of equity investment. The error was discovered by our independent auditors during the course of the audit of the 2005 accounts. This error occurred as the result of human error, in that Dole personnel responsible for the area of accounting for income taxes did not recognize the need to record these deferred taxes. In correcting this matter in the 2005 financial statements included in this Form 10-K, Dole recorded a deferred tax liability in the amount of $3.8 million; approximately $2 million of this entry reduced net income and there was a $1.8 million adjustment to the balance sheet. These amounts were not material to our financial statements. We also have revised our procedures for accounting for income taxes to include a step to evaluate the need for deferred taxes on equity investments. In addition, Dole is considering other process and control improvements in the area of accounting for income taxes.
      Although the presence of a material weakness in a company’s internal control over financial reporting (defined below) could well mean that such company’s disclosure controls and procedures (defined below) are ineffective, we have concluded, after a careful review of the facts and circumstances, and viewing our disclosure controls and procedures as a whole, that Dole’s disclosure controls and procedures were effective as of December 31, 2005.
      We reach this conclusion for the following principal reasons. First, the matter involved is a specific, technical area of tax accounting (described above) that does not have broader implications or significant effects for Dole or its financial statements. Second, the matter resulted from a human error, in that the specific tax accounting issue was simply missed and was not caught during our extensive internal review process. The immaterial financial statement adjustments described above resulted from the application of this specific tax accounting requirement to one foreign company in which we (as one of only two stockholders) have a minority interest but account for the investment on the equity method. We have only a small number of such investments, and any associated deferred income tax liability related to book to tax basis differences for such remaining investments is believed to be insignificant to Dole’s financial statements. The specific tax accounting issue has now been raised to a level of high focus within Dole. As a result, this error will not recur and we believe that the control deficiency concerning the error has been remedied. Third, our controls and procedures already included the provision of extensive training to our tax accounting personnel, using both outside consultants and frequent tax accounting seminars. We will now provide additional training to our tax accounting personnel to help ensure that similar errors do not occur. Had we provided more complete training, the specific tax accounting issue might well have been spotted. Fourth, the matter did not, in fact, have a material effect on our financial statements. Fifth, the matter involved a non-cash deferred tax amount, and the timing of a potential future cash impact on Dole, if any, would be largely unpredictable. Sixth, when the matter came to the attention of Dole personnel, the senior officers who make our disclosure decisions were immediately and fully informed of the matter and its ramifications. Notwithstanding our conclusion that we had a material weakness, as of December 31, 2005, in internal control with respect to certain aspects of accounting for income taxes, we have concluded that our disclosure controls and procedures were effective as of December 31, 2006.
      With respect to internal control over financial reporting, a “material weakness” is a control deficiency, or combination thereof, that results in more than a remote likelihood that a material misstatement of our financial statements would not be prevented or detected, while a “significant deficiency” is a control deficiency, or combination thereof, that results in more than a remote likelihood that a more-than-inconsequential misstatement of our financial statements would not be prevented or detected. “Disclosure controls and procedures” means controls and other procedures designed to ensure that information required to be disclosed by us in our SEC filings is timely recorded, processed, summarized and reported. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our SEC reports is accumulated and communicated to our senior management to allow timely decisions regarding required disclosures. Disclosure controls go beyond financial statements, and involve all forms of disclosure a company is required to make; the purpose of disclosure controls and procedures is to bring issues to light that need to be disclosed. “Internal control over financial reporting” is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP, including those policies and procedures that: pertain to the maintenance of reasonably detailed records that accurately and fairly reflect our transactions and asset dispositions; provide reasonable assurance that transactions are recorded to permit preparation of GAAP financial statements, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Below is a list of the names and ages of all directors and executive officers of Dole as of March 15, 2006, indicating their positions with Dole and their principal occupations during the past five years. The current terms of the executive officers will expire at the next organizational meeting of Dole’s Board of Directors or at such time as their successors are elected.
      David H. Murdock, Chairman of the Board and Chief Executive Officer. Mr. Murdock, 82, joined Dole as Chairman of the Board and Chief Executive Officer in July 1985. He has been Chairman of the Board, Chief Executive Officer and Director of Castle & Cooke, Inc., a Hawaii corporation, since October 1995 (Mr. Murdock has beneficially owned all of the capital stock of Castle & Cooke, Inc. since September 2000). Since June 1982, he has been Chairman of the Board and Chief Executive Officer of Flexi-Van Leasing, Inc., a Delaware corporation wholly owned by Mr. Murdock. Mr. Murdock also is the sole owner and developer of the Sherwood Country Club in Ventura County, California, and numerous other real estate developments. Mr. Murdock also is the sole stockholder of numerous corporations engaged in a variety of business ventures and in the manufacture of industrial and building products. Mr. Murdock is Chairman of the Executive Committee and of the Corporate Compensation and Benefits Committee of Dole’s Board of Directors.

      C. Michael Carter, Executive Vice President, General Counsel and Corporate Secretary, and Director. Mr. Carter, 62, became Dole’s Senior Vice President, General Counsel and Corporate Secretary in July 2003, Executive Vice President, General Counsel and Corporate Secretary in July 2004, and a director of Dole in April 2003. Mr. Carter joined Dole in October 2000 as Vice President, General Counsel and Corporate Secretary. Prior to his employment by Dole, Mr. Carter had served as Executive Vice President, General Counsel and Corporate Secretary of Pinkerton’s Inc. Prior to Pinkerton’s, Inc., Mr. Carter held positions at Concurrent Computer Corporation, Nabisco Group Holdings, The Singer Company and the law firm of Winthrop, Stimson, Putnam and Roberts.
      Andrew J. Conrad, Ph.D., Director. Dr. Conrad, 42, became a director in July 2003. Dr. Conrad was a co-founder of the National Genetics Institute and has been its chief scientific officer since 1992. The National Genetics Institute is now a subsidiary of Laboratory Corporation of America.
      Richard J. Dahl, President, Chief Operating Officer and Director. Mr. Dahl, 54, became Dole’s Senior Vice President and Chief Financial Officer in July 2003, Dole’s President and Chief Operating Officer in July 2004, and a director of Dole in April 2003. Mr. Dahl joined Dole as Vice President and Chief Financial Officer in June 2002, after serving as President and Chief Operating Officer of Pacific Century Financial Corporation and Bank of Hawaii. Prior to Pacific Century, Mr. Dahl held various positions at Ernst & Young. Mr. Dahl is also a director of IHOP, Inc. Mr. Dahl is Chairman of the Finance Committee of Dole’s Board of Directors.
      David A. DeLorenzo, Director. Mr. DeLorenzo, 59, joined Dole in 1970. He was President of Dole Fresh Fruit Company from September 1986 to June 1992, President of Dole Food Company from July 1990 to March 1996, President of Dole Food Company-International from September 1993 to March 1996, President and Chief Operating Officer of Dole from March 1996 to February 2001, and Vice Chairman of Dole from February 2001 through December 2001, at which time Mr. DeLorenzo became a consultant for Dole under contract for the period from January 2002 through January 2007. He has been a director of Dole for more than five years.
      Richard M. Ferry, Director. Mr. Ferry, 68, rejoined Dole’s Board of Directors in July 2003. Mr. Ferry was serving as a director of Dole at the time of the March 28, 2003 going-private merger transaction; Mr. Ferry had, at that time, been a director of Dole for more than five years. Mr. Ferry is Founder Chairman of Korn/ Ferry International, an international executive search firm. From May 1977 through July 2001, Mr. Ferry served as Chairman of the Board of Korn/ Ferry. Mr. Ferry also serves on the Board of Directors of Avery Dennison Corporation, Pacific Life Insurance Company and Mrs. Fields’ Famous Brands, Inc., as well as a number of privately held and not-for-profit corporations. Mr. Ferry is the Chairman of the Audit Committee of Dole’s Board of Directors.
      Scott A. Griswold, Executive Vice President, Corporate Development, and Director. Mr. Griswold, 52, became Dole’s Vice President, Acquisitions and Investments in July 2003, Executive Vice President, Corporate Development in July 2004, and a director in April 2003. Mr. Griswold has been Executive Vice President of Finance of Castle & Cooke, Inc., which is wholly owned by David H. Murdock, since 2000, and previously, from 1993, Vice President and Chief Financial Officer of Pacific Holding Company, a sole proprietorship of David H. Murdock. Since 1987, he has served as an officer and/or director of various other companies held by Mr. Murdock.
      Justin M. Murdock, Vice President, New Products and Corporate Development, and Director. Mr. Murdock, 33, became Dole’s Vice President, New Products and Corporate Development in November 2004, and a director in April 2003. Mr. Murdock has been Vice President of Investments of Castle & Cooke, Inc., which is wholly owned by David H. Murdock, since 2001, and previously, from 1999, Vice President of Mergers and Acquisitions of Pacific Holding Company, a sole proprietorship of David H. Murdock.
      Edward C. Roohan, Director. Mr. Roohan, 42, became a director of Dole in April 2003. Mr. Roohan has been President and Chief Operating Officer of Castle & Cooke, Inc., which is wholly owed by David H. Murdock, since December 2000. He was Vice President and Chief Financial Officer of Castle & Cooke, Inc.

from April 1996 to December 2000. He has served as an officer and/or director of various companies held by Mr. Murdock for more than five years.
      Joseph S. Tesoriero, Vice President and Chief Financial Officer. Mr. Tesoriero, 52, became Dole’s Vice President and Chief Financial Officer in July 2004, after joining Dole as Vice President of Taxes in October 2002. Prior to his employment by Dole, Mr. Tesoriero was Senior Vice President of Tax at Global Crossing. Mr. Tesoriero also held tax positions at Coleman Camping Equipment, Revlon Cosmetics, and International Business Machines.
      Roberta Wieman, Executive Vice President, Chief of Staff, and Director. Ms. Wieman, 60, joined Dole in 1991 as Executive Assistant to the Chairman of the Board and Chief Executive Officer. She became a Vice President of Dole in 1995, Executive Vice President and Chief of Staff in July 2004, and a director in April 2003. Ms. Wieman has been Executive Vice President of Castle & Cooke, Inc. since August 2001; Vice President and Corporate Secretary of Castle & Cooke, Inc. from April 1996 to August 2001; Corporate Secretary of Castle & Cooke, Inc. from April 1996; and a Director of Flexi-Van Leasing, Inc., which is wholly owned by Mr. Murdock, since August 1996, and Assistant Secretary thereof for more then five years.
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
      In connection with Mr. DeLorenzo’s December 29, 2001 retirement as an employee of Dole, Mr. DeLorenzo, among other things, entered into a contract with Dole under which he became a consultant to Dole. Mr. DeLorenzo’s consulting agreement with Dole is Exhibit 10.6 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004. The final payment due under Mr. DeLorenzo’s consulting agreement was paid in January 2006. Mr. DeLorenzo’s agreement concludes January 4, 2007.

COMPENSATION OF EXECUTIVE OFFICERS
      Except as noted, the following table sets forth for Dole’s fiscal years ended December 31, 2005, January 1, 2005, and January 3, 2004, in prescribed format, the compensation for services in all capacities to Dole and its subsidiaries of those persons who were the Chief Executive Officer and the next most highly compensated persons who were “executive officers” of Dole Food Company, Inc. at December 31, 2005 (the “Named Executive Officers”).
SUMMARY COMPENSATION TABLE

					Awards

				Other	Securities
Name and				Annual	Underlying	LTIP	All Other
Principal Position	Year	Salary($)(1)	Bonus($)(2)(3)	Comp.($)(4)	Options(#)	Payouts(5)	Comp.

David H. Murdock(6)	2005	$950,000	$285,000	$0	0	$1,585,775	$0	(7)
Chairman & CEO	2004	$950,000	$1,087,750	$0	0	$1,585,775	$22,716	(8)
Dole Food Company, Inc.	2003	$968,269	$1,368,000	$0	0	$2,051,854	$3,283,712	(9)
Richard J. Dahl(10)	2005	$750,000	$225,000	$0	0	$42,958	$96,525	(7)
President & COO	2004	$605,769	$858,750	$0	0	$42,958	$74,949	(8)
Dole Food Company, Inc.	2003	$509,615	$468,000	$0	0	$42,958	$596,599	(9)
C. Michael Carter(11)	2005	$535,000	$200,000	$0	0	$310,459	$55,990	(7)
Executive Vice President, General	2004	$514,807	$398,174	$0	0	$310,549	$68,600	(8)
Counsel & Corporate Secretary	2003	$509,615	$468,000	$0	0	$310,549	$2,078,280	(9)
Dole Food Company, Inc.
Joseph S. Tesoriero(12)	2005	$378,846	$75,000	$0	0	$8,928	$29,154	(7)
Vice President & CFO	2004	$330,577	$214,688	$0	0	$8,928	$30,997	(8)
Dole Food Company, Inc.	2003	$285,269	$156,600	$0	0	$8,928	$110,668	(9)

(1)	2003 salaries reflect that Dole’s 2003 fiscal year contained 53 Dole’s 2004 and 2005 fiscal years contained 52 weeks.

(2)	Bonus amounts shown reflect cash payments made in 2006 with respect to performance for 2005 under Dole’s Management One-Year Incentive Plan and payments made in 2005 for 2004 and in 2004 for 2003.

(3)	The 2003 executive incentive plan was structured to provide two payments: an initial payout of 65% of the total bonus award, which was paid in January 2004 for 2003 performance; and a delayed payout of 35% of the total award to foster executive retention, paid in January 2006. The 2003 amounts in the table reflect the initial payouts for Mr. Carter, Mr. Dahl and Mr. Tesoriero. The amount for Mr. Murdock reflects a 100% payout of his total bonus award, since he is the beneficial owner of all of Dole’s common stock. To be eligible to receive the delayed payout, the executive’s employment with Dole was required through the January 2006 payment date.

(4)	Does not include perquisites that total the lesser of $50,000 or 10% of the reported annual salary and bonus for any year.

(5)	These amounts represent sums earned and payable under the terms of Dole’s 1998 Combined Annual and Long-Term Incentive Plan for Executive Officers (the “1998 Plan”) through fiscal 2003. Awards for the cycle ending in 2002 were paid in cash and are included in the column “LTIP Payouts” in this table. As a result of the going-private merger transaction, the 1998 Plan was terminated on March 28, 2003 and the cash awards payable for the long-term incentive cycles remaining under the 1998 Plan were determined as of that date and approved for payment in three equal installments: the first installment was paid in April 2003; the second installment was paid in January 2004; and the third installment was paid in January 2005. Participants under the 1998 Plan were not entitled to receive the installment payment if they were not a Dole employee on the day before the completion of the going-private merger transaction (March 28, 2003) and on the applicable payment dates as a result of their prior termination by Dole for cause or their prior voluntary resignation. The amounts of the all three payments are included in the column “LTIP Payouts” in this table.

(6)	Mr. Murdock also holds positions with certain business entities he owns that are not controlled directly or indirectly by Dole, which other entities pay compensation and may provide fringe benefits to Mr. Murdock for his services.

(7)	The amounts shown in this column include the following: (1) Dole’s contributions (in the form of Company (i) match paid during the year and (ii) profit sharing earned during the year) to the 401(k) and Excess Savings Plans of Dole Food Company, Inc. (see “Pension Plans”) on behalf of Mr. Murdock $0, Mr. Carter $55,990, Mr. Dahl $96,525 and Mr. Tesoriero $29,154.

(8)	The amounts shown include the following: (1) Dole’s contributions (in the form of Company (i) match paid during the year and (ii) profit sharing earned during the year) to the 401(k) and Excess Savings Plans of Dole Food Company, Inc. (see “Pension Plans”) on behalf of Mr. Murdock $22,716, Mr. Carter $68,600, Mr. Dahl $74,949 and Mr. Tesoriero $30,997.

(9)	The amounts shown including the following: (1) the stock-option cash-out payments in connection with the going-private merger transaction for Mr. Murdock $0, Mr. Carter $1,110,000, Mr. Dahl $180,000 and Mr. Tesoriero $25,000; (2) Dole’s contributions (in the form of Company (i) match paid during the year and (ii) profit sharing earned during the year) to the 401(k) and Excess Savings Plans of Dole Food Company, Inc. (“see Pension Plans”) on behalf of Mr. Murdock $112,163, Mr. Carter $93,183, Mr. Dahl $76,683 and Mr. Tesoriero $15,612; (3) (A) the installments paid in January 2004 under the 1998 Plan for Mr. Murdock $1,585,775, Mr. Carter $310,549, Mr. Dahl $42,958 and Mr. Tesoriero $8,928; and (B) the installments paid in January 2005 under the 1998 Plan for Mr. Murdock $1,585,775, Mr. Carter $310,549, Mr. Dahl $42,958 and Mr. Tesoriero $8,928; and (4) the delayed payout of 35% under the 2003 executive incentive plan paid in January 2006 for Mr. Murdock $0, Mr. Carter $252,000, Mr. Dahl $252,000 and Mr. Tesoriero $52,200.

(10)	Mr. Dahl became President and Chief Operating Officer in July 2004.

(11)	Mr. Carter became Executive Vice President, General Counsel & Corporate Secretary in July 2004.

(12)	Mr. Tesoriero became Vice President & Chief Financial Officer in July 2004.
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

Long Term Incentive Plan Awards in the Last Fiscal Year
      The following table provides information regarding each Contingent Award made to a Named Executive Officer in fiscal 2005 under Dole’s Sustained Profit Growth Plan.

	Incentive Period 2005-2007(1)

		Contingent Award
	Incentive
Name	Period	Minimum(2)	Target(3)	Maximum(3)

David H. Murdock	2005-2007	$0	$950,000	$2,850,000
Richard J. Dahl	2005-2007	$0	$750,000	$2,250,000
C. Michael Carter	2005-2007	$0	$454,750	$1,364,250
Joseph S. Tesoriero	2005-2007	$0	$140,625	$421,875

(1)	The performance matrix established for the Incentive Period 2005-2007 consists of a combination of revenue and return on shareholder investment as the driver of the financial performance factors used in determining the Contingent Awards for the Named Executive Officers. The performance matrix has been established for the 2006-2008 Incentive Period. Final Awards are paid in a lump-sum within 90 days following the end of the Incentive Period. A Final Award may become payable in the event of the Named Executive Officer’s death, disability or retirement, or involuntary termination without cause, and are subject to customary adjustments for certain changes in capitalization.

(2)	If the minimum combination of revenue and return on shareholder investment in the performance matrix is not achieved as of the end of the Incentive Period, no amount will be earned by the Named Executive Officers for the Incentive Period.

(3)	Contingent Award amounts for target and maximum are based on annual salary at the beginning of the Incentive Period.
      The performance matrix and the financial performance factors with respect to future Contingent Awards may vary as determined by the Corporate Compensation and Benefits Committee of Dole’s Board of Directors.
Pension Plans
      Dole maintains a non-contributory pension plan that provides benefits, following retirement at age 65 or older with one or more years of credited service (or age 55 with five or more years of credited service), primarily to salaried, non-union employees of Dole on U.S. payrolls, including executive officers of Dole. The plan provides a monthly pension to supplement personal savings and Social Security benefits. Starting January 1, 2002, no new pension benefits will accrue, with the exception of a transition benefit for long-term employees which will be completed at the end of 2006.
      Each year’s accrued benefit under the plan is 1.1% of final average compensation multiplied by years of service, plus .33% of final average compensation multiplied by years of service in excess of 15 years. Benefits accrued as of March 31, 1992 under the prior benefit formula serve as minimum entitlements.
      The credited years of service and ages as of December 31, 2005 for the Named Executive Officers are as follows: Mr. Murdock (age 82) — 7 years; Mr. Carter (age 62) — 1 year; Mr. Dahl (age 54) — 0 years; and Mr. Tesoriero (age 52) — 0 years. Assuming these individuals remain employed by Dole until age 65 (or later), their annual retirement benefits will approximate: Mr. Carter — $5,748; Mr. Dahl — $0; and Mr. Tesoriero $0. As required by the Internal Revenue Code, Mr. Murdock, who is presently over the age of 70 1/2 , is receiving his current annual retirement benefit under the pension plan of $208,604.
      Generally, the Internal Revenue Code places an annual maximum limit of $170,000 (at December 31, 2005) on the benefits available to an individual under Dole’s pension plans. Furthermore, the Internal Revenue Code places an annual maximum of $210,000 (at December 31, 2005) on compensation which may be considered in determining a participant’s benefit under qualified retirement programs. If an individual’s benefit under a plan exceeds the maximum annual benefit or the maximum compensation limit, the excess will be paid by Dole from an unfunded excess and supplemental benefit plan.
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
      Generally speaking, above median pay levels can only be achieved if Dole’s aggressive goals associated with its incentive compensation plans are attained. Pay levels for each Named Executive Officer, other than the CEO, largely reflect the recommendation of the CEO based on individual experience and breadth of knowledge, internal equity considerations, and other subjective factors. The compensation opportunity for the CEO for 2005 was based on deliberations of the Compensation Committee, as described below under “CEO Compensation.”
      Each component of the total executive compensation package emphasizes a different aspect of Dole’s compensation philosophy:

(1)	Base Salary. Base salaries for Named Executive Officers (other than the CEO whose salary is discussed below) are initially set upon hiring by management (subject to periodic review by the Compensation Committee) based on recruiting requirements (e.g., market demand), competitive pay practices, individual experience and breadth of knowledge, internal equity considerations and other subjective factors.

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

In 2005, the bonus opportunity for the Named Executive Officers was based upon a cash return measure, reflecting the results of EBITDA and the shareholder’s investment. For 2005, Dole did not meet the targeted cash return performance.

(3)	Long-Term Incentives. Under Dole’s Sustained Profit Growth Plan (“the Growth Plan”), the performance matrix established for the 2005-2007 Incentive Period consists of a combination of revenue and return on shareholder investment as the driver of the financial performance factors used in determining Contingent Awards for the Named Executive Officers. This performance matrix was designed to further align executive compensation with shareholder’s return on a long-term basis. The Growth Plan contemplates annual grants each with three-year Incentive Periods. A participant’s Final Award in connection with each grant is determined as of the end of the Incentive Period for that grant, and is paid in a lump-sum within 90 days following the end of the Incentive Period. The Compensation Committee has authorized all of the Named Executive Officers to participate in the Growth Plan.

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
      Under the terms of the annual incentive plan, Mr. Murdock was eligible for an annual bonus ranging from 0% to 300% of target percentage (100% of base salary), depending on Dole’s performance in 2005. Mr. Murdock’s total 2005 bonus opportunity was based on the Company’s cash return. Dole did not meet the targeted cash return performance. The Committee approved an award of $285,000 to Mr. Murdock.
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
      In September 1998, the Company acquired 60% of Saba. On December 30, 2004, the Company acquired the remaining 40% minority interest of Saba (See Note 5 to the Consolidated Financial Statements). Prior to the Company’s acquisition of the minority interest, the 40% minority interest was held 25% by another Swedish company and 15% by a Swedish co-op. As part of its normal operations, Saba routinely sells fresh fruit, vegetables and flowers to entities in which these minority shareholders are principal owners. Revenues from these entities were $349.6 million, $251.3 million and $75.7 million during the year ended January 1, 2005, three quarters ended January 3, 2004 and quarter ended March 22, 2003, respectively.
      On March 28, 2003, the Company completed the going-private merger transaction with DHM Holding Company, Inc. and became wholly owned by David H. Murdock, the Company’s Chairman and Chief Executive Officer, through DHM Holding Company, Inc. (See Note 3 to the Consolidated Financial Statements).
      Mr. Murdock owns Castle & Cooke, Inc. (“Castle”) as well as a transportation equipment leasing company, a private dining club and a private country club, which supply products and provide services to numerous customers and patrons. During the years ended December 31, 2005 and January 1, 2005, three quarters ended January 3, 2004 and quarter ended March 22, 2003, the Company paid Mr. Murdock’s companies an aggregate of approximately $7.2 million, $5.2 million, $3.8 million and $1.2 million, respectively, primarily for the rental of truck chassis, generator sets and warehousing services. Castle purchased approximately $4 million, $0.4 million, $0.3 million and $0.1 million of products from the Company during the years ended December 31, 2005 and January 1, 2005, three quarters ended January 3, 2004 and quarter ended March 22, 2003, respectively. The Company had a number of other transactions with Castle and other entities owned by Mr. Murdock, generally on an arms-length basis, none of which, individually or in the aggregate, were material.
      The Company and Castle are responsible for 68% and 32%, respectively, of all obligations under an aircraft lease arrangement. The Company and Castle have agreed that each party would be responsible for the direct costs associated with its use of this aircraft, and that all other indirect costs would be shared in proportion to each party’s lease obligation percentage. During the years ended December 31, 2005 and January 1, 2005, three quarters ended January 3, 2004 and quarter ended March 22, 2003, the Company’s proportionate share of the direct and indirect costs for this aircraft was $1.9 million, $2.3 million, $1.5 million and $0.5 million, respectively.
      In 2003, the Company and Castle began operating their risk management departments on a joint basis. This arrangement enables the Company and Castle to leverage their buying power to optimize their position in the insurance market and take advantage of the market relationships that both companies developed over the years. The Company and Castle share insurance procurement and premium costs based on the relative risk borne by each company as determined under methodologies used by the insurance underwriters. Administrative costs of the risk management department are shared on a 50-50 basis. The Company’s share of the risk management department’s costs during each of the years ended December 31, 2005, January 1, 2005 and January 3, 2004 were approximately $0.2 million, $0.1 million and $0.1 million, respectively.
      The Company retains risk for commercial property losses sustained by the Company and Castle totaling $4 million in the aggregate and $4 million per occurrence, above which the Company has coverage provided through third party insurance carriers. The arrangement, entered into on April 1, 2005 and expiring March 31, 2006, provides for premiums to be paid to the Company by Castle quarterly beginning March 31, 2005 in exchange for the Company’s retained risk. The Company received approximately $0.7 million and $1 million from Castle during the years ended December 31, 2005 and January 1, 2005, respectively. No amounts were paid by Castle under this arrangement during the year ended January 3, 2004. The Company paid approximately $0.2 million and $0.3 million to Castle for property losses in 2005 and 2004, respectively.
      During September 2004, the Company and Castle entered into a tax-free real estate exchange agreement in which the Company transferred unimproved and improved real properties located in California and Hawaii, having an independently appraised aggregate fair market value of approximately $17.3 million, for Castle’s unimproved real property located in Westlake Village, California having substantially the same, independently appraised fair market value. Since the exchange of land was between two entities under common control, no gain was recognized on the exchange (See Note 12 to the Consolidated Financial Statements).
      The Company had outstanding net accounts receivable of $0.2 million from Castle at December 31, 2005 and outstanding net accounts payable of $0.4 million to Castle at January 1, 2005.
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
Principal Accountant Fees and Services
      The following table summarizes the aggregate fees billed to the Company by its independent auditor Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”):

	Fiscal Year Ended

	December 31,	January 1,
	2005	2005

	(In thousands)
Audit Fees(a)	$3,250	$2,932
Audit-Related Fees(b)	1,108	1,546

Total Audit and Audit Related Fees	4,358	4,478

Tax Fees(c)	351	363
All Other Fees(d)	—	—

Total	$4,709	$4,841

(a)	Audit fees include $3,250,000 and $2,932,000 for services related to the audit of the annual consolidated financial statements and reviews of the quarterly condensed consolidated financial statements for 2005 and 2004, respectively.

(b)	Audit-related fees include $593,000 and $1,042,000 Section 404 advisory services for 2005 and 2004 respectively. Audit-related fees for 2005 and 2004 also include $195,000 and $175,000, respectively, for employee benefit plan audits. The remaining amounts relate to accounting and financial reporting consultations, and various agreed-upon procedures and compliance reports.

(c)	Fees for tax services billed in 2005 and 2004 consisted of $0 and $125,000, respectively, for tax compliance and $351,000 and $238,000, respectively, for tax planning and advice.

(d)	There were no other services billed to the Company in 2005 and 2004.

Fiscal Year Ended

	December 31, 2005	January 1, 2005

Ratio of Tax Planning and Advice Fees and All Other Fees to Audit Fees, Audit-Related Fees and Tax Compliance Fees	0.1:1	0.1:1
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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements: The following consolidated financial statements are included herein in Item 8 above.

		Form 10-K
		Page

	Audited Financial Statements for the Year Ended December 31, 2005 (Successor), Year Ended January 1, 2005 (Successor), the Three Quarters Ended January 3, 2004 (Successor), Quarter Ended March 22, 2003 (Predecessor)	48
2.	Financial Statement Schedule
	Valuation and Qualifying Accounts	128
3.	Exhibits:

Exhibit
Number	Title

3.1(a)	Amended and Restated Certificate of Incorporation of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.1 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, File No. 1-4455).

3.1(b)†	Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of January 12, 1988. Articles of Amendment to the Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke Arizona, Inc. Articles of Amendment to the Articles of Incorporation of Castle & Cooke Arizona, Inc., dated as of December 21, 1995, changed the company’s name to Calazo Corporation.

3.1(c)†	Articles of Incorporation of AG 1970, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1970, Inc., dated as of December 13, 1989.

3.1(d)†	Articles of Incorporation of AG 1971, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1971, Inc., dated as of December 13, 1989.

3.1(e)†	Articles of Incorporation of AG 1972, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1972, Inc., dated as of December 13, 1989.

3.1(f)†	Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of February 10, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of March 18, 1996, changed the company’s name to Alyssum Corporation.

3.1(g)†	Articles of Incorporation of Barclay Hollander Curci, Inc., dated as of February 28, 1969. Certificate of Amendment of Articles of Incorporation, dated as of February 1975, changed the company’s name to Barclay Hollander Corporation. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of November 26, 1980. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of June 11, 1990.

3.1(h)†	Articles of Incorporation of Grandma Mac’s Orchard, dated as of August 27, 1976. Certificate of Amendment of Articles of Incorporation of Grandma Mac’s Orchard, dated as of January 6, 1988, changed the company’s name to Sun Giant, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant, Inc., dated as of March 4, 1988, changed the company’s name to Dole Bakersfield, Inc. Certificate of Amendment of Articles of Incorporation of Dole Bakersfield, Inc., dated as of June 11, 1990. Agreement of Merger of Bud Antle, Inc. and Dole Bakersfield, Inc., dated as of December 18, 2000, changed the company’s name to Bud Antle, Inc.

Exhibit
Number	Title

3.1(i)†	Articles of Incorporation of Lake Anderson Corporation, dated as of June 26, 1964. Certificate of Amendment of Articles of Incorporation, dated as of November 12, 1971. Certificate of Amendment of Articles of Incorporation, dated as of August 28, 1972, changed the company’s name to Oceanic California Inc. Certificate of Amendment of Articles of Incorporation, dated as of July 14, 1977. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of June 17, 1981. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke California, Inc. Certificate of Amendment of Articles of Incorporation of Castle & Cooke California, Inc., dated as of December 21, 1995, changed the company’s name to Calicahomes, Inc.

3.1(j)†	Articles of Incorporation of California Polaris, Inc., dated as of April 6, 1979.

3.1(k)†	Articles of Incorporation of Dole ABPIK, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole ABPIK, Inc., dated as of December 13, 1989.

3.1(l)†	Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of June 8, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of March 18, 1996, changed the company’s name to Dole Arizona Dried Fruit and Nut Company.

3.1(m)†	Articles of Incorporation of CCJM, Inc., dated as of December 11, 1989. Certificate of Amendment of Articles of Incorporation of CCJM, Inc., dated as of September 9, 1991, changed the company’s name to Dole Carrot Company.

3.1(n)†	Articles of Incorporation of Miracle Fruit Company, dated as of September 12, 1979. Certificate of Amendment of Articles of Incorporation of Miracle Fruit Company, dated as of October 1, 1979, changed the company’s name to Blue Goose Growers, Inc. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of June 11, 1990. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of February 15, 1991, changed the company’s name to Dole Citrus.

3.1(o)†	Articles of Incorporation of Dole DF&N, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole DF&N, Inc., dated as of December 13, 1989.

3.1(p)†	General Partnership Agreement of Dole Dried Fruit and Nut Company, a California general partnership, dated as of October 15, 1995.

3.1(q)†	Articles of Incorporation of Canfield Farming Company, dated as of July 17, 1963. Certificate of Amendment of Articles of Incorporation of Canfield Farming Company, dated as of March 15, 1971, changed the company’s name to Tenneco Farming Company. Certificate of Amendment of Articles of Incorporation of Tenneco Farming Company, dated as of January 6, 1988, changed the company’s name to Sun Giant Farming, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant Farming, Inc., dated as of April 25, 1988, changed the company’s name to Dole Farming, Inc. Certificate of Amendment of Articles of Incorporation of Dole Farming, Inc., dated as of June 11, 1990.

3.1(r)†	Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of July 14, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of January 2, 1990, changed the company’s name to Dole Fresh Vegetables, Inc.

3.1(s)†	Restated Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of October 15, 1986. Certificate of Amendment of Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of November 14, 1986. Certificate of Amendment of Articles of Incorporation, dated as of April 20, 1988, changed the company’s name to Dole Nut Company. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of January 28, 1998, changed the company’s name to Dole Orland, Inc.

Exhibit
Number	Title

3.1(t)†	Articles of Incorporation of S & J Ranch, Inc., dated as of December 15, 1952. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of September 27, 2000, changed the company’s name to Dole Visage, Inc.

3.1(u)†	Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of November 25, 1975. Certificate of Amendment of Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of July 25, 1984, changed the company’s name to E.T. Wall Company. Certificate of Amendment of Articles of Incorporation of E.T. Wall Company, dated as of June 11, 1990.

3.1(v)†	Articles of Incorporation of Earlibest Orange Association, Inc., dated as of November 7, 1963. Certificate of Amendment of Articles of Incorporation of Earlibest Orange Association, Inc., dated as of December 13, 1989.

3.1(w)†	Articles of Incorporation of The Citrus Company, dated as of February 1, 1984. Certificate of Amendment of Articles of Incorporation of The Citrus Company, dated as of February 16, 1984, changed the company’s name to Fallbrook Citrus Company, Inc. Certificate of Amendment of Articles of Incorporation, dated as of March 15, 1994. Certificate of Amendment of Articles of Incorporation of Fallbrook Citrus Company, Inc., dated as of June 11, 1990.

3.1(x)†	Articles of Incorporation of Lindero Headquarters Company, Inc., dated as of February 12, 1998.

3.1(y)†	Articles of Incorporation of Lindero Property, Inc., dated as of October 10, 1991.

3.1(z)†	Articles of Incorporation of Oceanview Produce Company, dated as of June 15, 1989. Certificate of Amendment of Articles of Incorporation of Oceanview Produce Company, dated as of August 7, 1989.

3.1(aa)†	Articles of Incorporation of Prairie Vista, Inc., dated as of November 23, 1953.

3.1(ab)†	Articles of Incorporation of Kingsize Packing Co., dated as of February 5, 1990. Certificate of Amendment of Articles of Incorporation of Kingsize Packing Co., dated as of March 30, 1990, changed the company’s name to Royal Packing Co.

3.1(ac)†	Articles of Incorporation of Trojan Transport Co., dated as of August 31, 1955. Certificate of Amendment of Articles of Incorporation of Trojan Transport Co., dated as of July 31, 1956, changed the company’s name to Trojan Transportation and Warehouse Co. Certificate of Amendment of Articles of Incorporation of Trojan Transportation Co., dated as of January 24, 1961, changed the company’s name to Veltman Terminal Co.

3.1(ad)†	Certificate of Incorporation of Bananera Antillana (Columbia), Inc., dated as of November 16, 1977.

3.1(ae)†	Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990. Certificate of Amendment of Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990.

3.1(af)†	Certificate of Incorporation of Tenneco Sudan, Inc., dated as of June 8, 1977. Certificate of Amendment of Certificate of Incorporation of Tenneco Sudan, Inc., dated as of December 10, 1986, changed the company’s name to Tenneco Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Tenneco Realty Development Holding Corporation, dated as of April 21, 1988, changed the company’s name to Oceanic California Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Oceanic California Realty Development Holding Corporation, dated as of November 16, 1990, changed the company’s name to Castle & Cooke Bakersfield Holdings, Inc. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Bakersfield Holdings, Inc., dated as of March 18, 1996, changed the company’s name to Delphinium Corporation.

Exhibit
Number	Title

3.1(ag)†	Certificate of Incorporation of Standard Banana Company, dated as of March 21, 1955. Certificate of Amendment of Certificate of Incorporation of Standard Banana Company, dated as of January 8, 1971, changed the company’s name to Standard Fruit Sales Company. Certificate of Amendment of Certificate of Incorporation of Standard Fruit Sales Company, dated as of June 6, 1973, changed the company’s name to Castle & Cooke Food Sales Company. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Food Sales Company, dated as of September 25, 1984, changed the company’s name to Dole Europe Company. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988.

3.1(ah)†	Certificate of Incorporation of Castle Aviation, Inc., dated as of June 25, 1987. Certificate of Amendment of Certificate of Incorporation of Castle Aviation, Inc., dated as of April 10, 1992, changed the company’s name to Dole Foods Flight Operations, Inc.

3.1(ai)†	Certificate of Incorporation of Cut Flower Exchange, Inc., dated as of February 11, 1988. Certificate of Merger, dated as of July 31, 1991, changed the company’s name Sunburst Farms, Inc. Certificate of Amendment of Certificate of Incorporation of Sunburst Farms, Inc., dated as of June 23, 1999, changed the company’s name to Dole Fresh Flowers, Inc.

3.1(aj)†	Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of November 7, 1927. Certificate of Ownership and Merger in Wenatchee-Beebe Orchard Company, dated as of June 23, 1943. Certificate of Amendment of Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of April 20, 1983, changed the company’s name to Beebe Orchard Company. Certificate of Merger of Wells and Wade Fruit Company and Beebe Orchard Company, dated as of March 23, 2001, changed the company’s name to Dole Northwest, Inc.

3.1(ak)†	Certificate of Incorporation of Dole Sunburst Express, Inc. Certificate of Amendment of Certificate of Incorporation of Dole Sunburst Express, Inc., dated as of July 21, 1996, changed the company’s name to Dole Sunfresh Express, Inc.

3.1(al)†	Certificate of Incorporation of Standard Fruit and Steamship Company, dated as of January 2, 1968.

3.1(am)†	Certificate of Incorporation of Standard Fruit Company, dated as of March 14, 1955. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988.

3.1(an)†	Certificate of Incorporation of Produce America, Inc., dated as of June 24, 1982. Certificate of Amendment of Certificate of Incorporation Before Payment of Capital of Produce America, Inc., dated as of October 29, 1982, changed the company’s name to CCFV, Inc. Certificate of Amendment of Certificate of Incorporation of CCFV, Inc., dated as of September 29, 1983, changed the company’s name to Sun Country Produce, Inc.

3.1(ao)†	Certificate of Incorporation of West Foods, Inc., dated as of March 9, 1973.

3.1(ap)†	Certificate of Incorporation of Cool Advantage, Inc., dated as of December 14, 1998.

3.1(aq)†	Articles of Incorporation of Cool Care Consulting, Inc., dated as of September 16, 1986. Articles of Amendment of Cool Care Consulting, Inc., dated as of April 4, 1996, changed the company’s name to Cool Care, Inc.

3.1(ar)†	Articles of Incorporation of Flowernet, Inc., dated as of September 11, 1987.

3.1(as)†	Articles of Incorporation of Saw Grass Transport, Inc., dated as of June 24, 1999.

3.1(at)†	Articles of Incorporation of Castle & Cooke Development Corporation, dated as of June 8, 1992. Articles of Amendment to Change Corporate Name, dated as of March 1, 1993, changed the company’s name to Castle & Cooke Communities, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Blue Anthurium, Inc.

3.1(au)†	Articles of Incorporation of Dole Acquisition Corporation, dated as of October 13, 1994. Articles of Amendment to Change Corporate Name, dated as of January 10, 1995, changed the company’s name to Castle & Cooke Homes, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Cerulean, Inc.

Exhibit
Number	Title

3.1(av)†	Articles of Incorporation of Castle & Cooke Land Company, Inc., dated as of March 8, 1990. Articles of Amendment to Change Corporate Name, dated as of May 7, 1997, changed the company’s name to Dole Diversified, Inc.

3.1(aw)†	Articles of Association of Kohala Sugar Company, dated as of February 3, 1863. Articles of Amendment to Change Corporate Name, dated as of May 1, 1989, changed the company’s name to Dole Land Company, Inc.

3.1(ax)†	Articles of Incorporation of Dole Packaged Foods Corporation, dated as of April 4, 1990.

3.1(ay)†	Articles of Association of Oceanic Properties, Inc., dated as of May 19, 1961. Articles of Amendment to Change Corporate Name, dated as of October 23, 1990, changed the company’s name to Castle & Cooke Properties, Inc. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to La Petite d’Agen, Inc.

3.1(az)†	Articles of Incorporation of Lanai Holdings, Inc., dated as of May 4, 1990. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of January 22, 1996, changed the company’s name to Malaga Company, Inc.

3.1(ba)†	Articles of Incorporation of M K Development, Inc., dated as of February 26, 1988. Articles of Amendment, dated as of November 26, 1990.

3.1(bb)†	Articles of Incorporation of Mililani Town, Inc., dated as of December 29, 1966. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, December 24, 1990, changed the company’s name to Castle & Cooke Residential, Inc. Articles of Amendment to Change Corporate Name, dated as of October 21, 1993, changed the company’s name to Castle & Cooke Homes Hawaii, Inc. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Muscat, Inc.

3.1(bc)†	Articles of Incorporation of Oahu Transport Company, Limited, dated as of April 15, 1947. Articles of Amendment, dated as of July 24, 1987. Articles of Amendment, dated as of May 1997.

3.1(bd)†	Articles of Incorporation of Wahiawa Water Company, Inc., dated as of June 24, 1975.

3.1(be)†	Articles of Incorporation of Waialua Sugar Company, Inc., dated as of January 12, 1968. Certificate of Amendment, dated as of January 24, 1986.

3.1(bf)†	Certificate of Incorporation of Lanai Company, Inc., dated as of June 15, 1970. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Zante Currant, Inc.

3.1(bg)†	Articles of Incorporation of Diversified Imports Co., dated as of December 1, 1987.

3.1(bh)†	Articles of Incorporation of Dole Assets, Inc., dated as of September 9, 1997.

3.1(bi)†	Articles of Incorporation of Dole Fresh Fruit Company, dated as of September 12, 1985.

3.1(bj)†	Articles of Incorporation of Castle & Cooke Fresh Fruit, Inc., dated as of October 27, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Fruit Company, dated as of May 9, 1997, changed the company’s name to Dole Holdings Inc.

3.1(bk)†	Articles of Incorporation of Dole Logistics Services, Inc., dated as of February 4, 1993.

3.1(bl)†	Articles of Incorporation of Dole Ocean Cargo Express, Inc., dated as of July 8, 1999.

3.1(bm)†	Articles of Incorporation of Dole Ocean Liner Express, Inc., dated as of June 3, 1993.

3.1(bn)†	Articles of Incorporation of Renaissance Capital Corporation, dated as of July 28, 1995.

3.1(bo)†	Certificate of Incorporation of Sun Giant, Inc., dated as of December 8, 1987.

3.1(bp)†	Certificate of Incorporation of Miradero Fishing Company, Inc., dated as of August 9, 1971.

3.1(bq)†	Articles of Incorporation of DNW Services Company, dated as of June 4, 1998.

3.1(br)†	Articles of Incorporation of Pacific Coast Truck Company, dated as of June 27, 1995.

3.1(bs)†	Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of July 28, 1959. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of May 26, 1972. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of August 30, 1973. Amendment to Articles of Incorporation, dated as of June 25, 1976.

Exhibit
Number	Title

3.2(a)	By-Laws of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.2 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, File No. 1-4455).

3.2(b)†	Form of By-Laws of the Additional Registrants.

4.1	Indenture, dated as of July 15, 1993, between Dole and Chase Manhattan Bank and Trust Company (formerly Chemical Trust Company of California) (incorporated by reference to Exhibit 4.6 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).

4.2	First Supplemental Indenture, dated as of April 30, 2002, between Dole and J.P. Morgan Trust Company, National Association, to the Indenture dated as of July 15, 1993, pursuant to which $400 million of Dole’s senior notes due 2009 were issued (incorporated by reference to Exhibit 4.9 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).

4.3	Officers’ Certificate, dated August 3, 1993, pursuant to which $175 million of Dole’s debentures due 2013 were issued (incorporated by reference to Exhibit 4.3 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999, File No. 1-4455).

4.4	Second Supplemental Indenture, dated as of March 28, 2003, between Dole and Wells Fargo Bank, National Association (successor trustee to J.P. Morgan Trust Company), to the Indenture dated as of July 15, 1993 (incorporated by reference to Exhibit 4.10 to Dole’s Current Report on Form 8-K, event date April 4, 2003, File No. 1-4455).

4.5†	Agreement of Removal, Appointment and Acceptance, dated as of March 28, 2003, by and among Dole, J.P. Morgan Trust Company, National Association, successor in interest to Chemical Trust Company of California, as Prior Trustee, and Wells Fargo Bank, National Association.

4.6†	Third Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee.

4.7	Indenture, dated as of March 28, 2003, by and among Dole, the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee, pursuant to which $475 million of Dole’s 8 7/8 % senior notes due 2011 were issued (incorporated by reference to Exhibit 4.10 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, File No. 1-4455).

4.8†	First Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee.

4.9	Form of Global Note and Guarantee for Dole’s new 8 7/8 % senior notes due 2011 (included as Exhibit B to Exhibit Number 4.7 hereto).

4.11†	Indenture, dated as of May 29, 2003, by and among Dole, the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee, pursuant to which $400 million of Dole’s 7 1/4 % senior notes due 2010 were issued.

4.12†	First Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee.

4.13	Form of Global Note and Guarantee for Dole’s 7 1/4 % senior notes due 2010 (included as Exhibit A to Exhibit Number 4.11 hereto).

4.14	Dole Food Company, Inc. Master Retirement Savings Trust Agreement, dated as of February 1, 1999, between Dole and The Northern Trust Company (incorporated by reference to Exhibit 4.7 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999, File No. 1-4455).

Exhibit
Number	Title

10.1*	Credit Agreement, dated as of March 28, 2003, amended and restated as of April 18, 2005 and further amended and restated as of April 12, 2006, among DHM Holding Company, Inc., a Delaware corporation, Dole Holding Company, LLC, a Delaware limited liability company, Dole Food Company, Inc., a Delaware corporation, Solvest, Ltd., a company organized under the laws of Bermuda, the Lenders from time to time party hereto, Deutsche Bank AG New York Branch, as Deposit Bank, Deutsche Bank AG New York Branch, as Administrative Agent, Banc Of America Securities LLC, as Syndication Agent, The Bank of Nova Scotia, as Documentation Agent and Deutsche Bank Securities Inc., as Lead Arranger and Sole Book Runner.

10.2*	Credit Agreement, dated as of April 12, 2006, among DHM Holding Company, Inc., a Delaware corporation, Dole Holding Company, LLC, a Delaware limited liability company, Dole Food Company, Inc., a Delaware corporation, the Lenders party hereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, Banc of America Securities LLC, as Syndication Agent, Deutsche Bank Securities LLC and Banc of America Securities LLC, as Joint Book Running Managers and Deutsche Bank Securities Inc. as Lead Arranger.

10.3	Dole’s Supplementary Executive Retirement Plan, effective January 1, 1989, First Restatement (incorporated by reference to Exhibit 10(c) to Dole’s Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-4455). This Plan was amended on March 22, 2001 (the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455).

10.4	Dole’s Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-4455). This Plan was amended on March 22, 2001 (the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455).

10.5	Dole’s 1996 Non-Employee Directors Deferred Stock and Cash Compensation Plan, as amended effective October 9, 1998 (incorporated by reference to Exhibit 10 to Dole’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 10, 1998, File No. 1-4455). This Plan was amended on March 22, 2001 (the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455).

10.6	Consulting Agreement, dated as of December 28, 2001, between Dole and David A. DeLorenzo (incorporated by reference to Exhibit 10.12 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).

10.7	Schedule of executive officers having Form 1 Change of Control Agreement (incorporated by reference to Exhibit 10.7 to Dole’s Current Report on Form 8-K dated February 4, 2005, File No. 1-4455).

10.8	Form 1 Change of Control Agreement (incorporated by reference to Exhibit 10.14 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).

12*	Ratio of Earnings to Fixed Charges.

21*	Subsidiaries of Dole Food Company, Inc.

23*	Consent of Deloitte & Touche LLP.

31.1*	Certification by the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification by the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification by the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2**	Certification by the Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

†	Incorporated by reference to the correspondingly numbered exhibits to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004, File No. 333-106493

*	Filed herewith

**	Furnished herewith

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dole Food Company, Inc.
Registrant

By:	/s/ David H. Murdock

David H. Murdock
Chairman and Chief Executive Officer
April 14, 2006
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

/s/ David H. Murdock David H. Murdock	Chairman of the Board and Chief Executive Officer and Director	April 14, 2006

/s/ Richard J. Dahl Richard J. Dahl	President and Chief Operating Officer and Director	April 14, 2006

/s/ C. Michael Carter C. Michael Carter	Executive Vice President, General Counsel and Corporate Secretary and Director	April 14, 2006

/s/ Scott A. Griswold Scott A. Griswold	Executive Vice President, Corporate Development and Director	April 14, 2006

/s/ Roberta Wieman Roberta Wieman	Executive Vice President, Chief of Staff and Director	April 14, 2006

/s/ Joseph S. Tesoriero Joseph S. Tesoriero	Vice President and Chief Financial Officer	April 14, 2006

/s/ Yoon J. Hugh Yoon J. Hugh	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	April 14, 2006

/s/ Andrew J. Conrad Andrew J. Conrad	Director	April 14, 2006

/s/ David A. DeLorenzo David A. DeLorenzo	Director	April 14, 2006

/s/ Richard M. Ferry Richard M. Ferry	Director	April 14, 2006

/s/ Justin Murdock Justin Murdock	Director	April 14, 2006

/s/ Edward C. Roohan Edward C. Roohan	Director	April 14, 2006

DOLE FOOD COMPANY, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions	Deductions(A)

	Balance at			Charged to	Balance at
	Beginning	Charged to Costs		Other	End of
	of Period	and Expenses		Accounts(B)	Period

	(In thousands)
SUCCESSOR
Year Ended December 31, 2005
Allowance for doubtful accounts
Trade receivables	$49,312	$21,121	$(22,673)	$(3,606)	$44,154
Notes and other current receivables	16,221	3,496	(8,760)	3,474	14,431
Long-term notes and other receivables	8,670	1,354	(2,207)	4,766	12,583
SUCCESSOR
Year Ended January 1, 2005
Allowance for doubtful accounts
Trade receivables	$53,471	$10,128	$(12,672)	$(1,615)	$49,312
Notes and other current receivables	17,125	5,486	(4,875)	(1,515)	16,221
Long-term notes and other receivables	3,759	5,032	(7,336)	7,215	8,670
SUCCESSOR
Three Quarters Ended January 3, 2004
Allowance for doubtful accounts
Trade receivables	$12,983	$15,229	$(13,304)	$38,563	$53,471
Notes and other current receivables	3,540	3,253	(4,346)	14,678	17,125
Long-term notes and other receivables	14,413	479	(40,975)	29,842	3,759
PREDECESSOR
Quarter Ended March 22, 2003
Allowance for doubtful accounts
Trade receivables	$54,580	$3,064	$(2,108)	$—	$55,536
Notes and other current receivables	16,358	425	(308)	(1,332)	15,143
Long-term notes and other receivables	64,917	709	(5,301)	1,332	61,657

Note:

(A)	Includes write-off of uncollectible amounts and adjustments for business dispositions and reconfigurations

(B)	Purchase accounting and transfers among allowance accounts

Exhibit Index

Exhibit
Number	Title

3.1(a)	Amended and Restated Certificate of Incorporation of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.1 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, File No. 1-4455).

3.1(b)†	Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of January 12, 1988. Articles of Amendment to the Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke Arizona, Inc. Articles of Amendment to the Articles of Incorporation of Castle & Cooke Arizona, Inc., dated as of December 21, 1995, changed the company’s name to Calazo Corporation.

3.1(c)†	Articles of Incorporation of AG 1970, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1970, Inc., dated as of December 13, 1989.

3.1(d)†	Articles of Incorporation of AG 1971, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1971, Inc., dated as of December 13, 1989.

3.1(e)†	Articles of Incorporation of AG 1972, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1972, Inc., dated as of December 13, 1989.

3.1(f)†	Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of February 10, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of March 18, 1996, changed the company’s name to Alyssum Corporation.

3.1(g)†	Articles of Incorporation of Barclay Hollander Curci, Inc., dated as of February 28, 1969. Certificate of Amendment of Articles of Incorporation, dated as of February 1975, changed the company’s name to Barclay Hollander Corporation. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of November 26, 1980. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of June 11, 1990.

3.1(h)†	Articles of Incorporation of Grandma Mac’s Orchard, dated as of August 27, 1976. Certificate of Amendment of Articles of Incorporation of Grandma Mac’s Orchard, dated as of January 6, 1988, changed the company’s name to Sun Giant, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant, Inc., dated as of March 4, 1988, changed the company’s name to Dole Bakersfield, Inc. Certificate of Amendment of Articles of Incorporation of Dole Bakersfield, Inc., dated as of June 11, 1990. Agreement of Merger of Bud Antle, Inc. and Dole Bakersfield, Inc., dated as of December 18, 2000, changed the company’s name to Bud Antle, Inc.

3.1(i)†	Articles of Incorporation of Lake Anderson Corporation, dated as of June 26, 1964. Certificate of Amendment of Articles of Incorporation, dated as of November 12, 1971. Certificate of Amendment of Articles of Incorporation, dated as of August 28, 1972, changed the company’s name to Oceanic California Inc. Certificate of Amendment of Articles of Incorporation, dated as of July 14, 1977. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of June 17, 1981. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke California, Inc. Certificate of Amendment of Articles of Incorporation of Castle & Cooke California, Inc., dated as of December 21, 1995, changed the company’s name to Calicahomes, Inc.

3.1(j)†	Articles of Incorporation of California Polaris, Inc., dated as of April 6, 1979.

3.1(k)†	Articles of Incorporation of Dole ABPIK, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole ABPIK, Inc., dated as of December 13, 1989.

3.1(l)†	Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of June 8, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of March 18, 1996, changed the company’s name to Dole Arizona Dried Fruit and Nut Company.

3.1(m)†	Articles of Incorporation of CCJM, Inc., dated as of December 11, 1989. Certificate of Amendment of Articles of Incorporation of CCJM, Inc., dated as of September 9, 1991, changed the company’s name to Dole Carrot Company.

Exhibit
Number	Title

3.1(n)†	Articles of Incorporation of Miracle Fruit Company, dated as of September 12, 1979. Certificate of Amendment of Articles of Incorporation of Miracle Fruit Company, dated as of October 1, 1979, changed the company’s name to Blue Goose Growers, Inc. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of June 11, 1990. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of February 15, 1991, changed the company’s name to Dole Citrus.

3.1(o)†	Articles of Incorporation of Dole DF&N, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole DF&N, Inc., dated as of December 13, 1989.

3.1(p)†	General Partnership Agreement of Dole Dried Fruit and Nut Company, a California general partnership, dated as of October 15, 1995.

3.1(q)†	Articles of Incorporation of Canfield Farming Company, dated as of July 17, 1963. Certificate of Amendment of Articles of Incorporation of Canfield Farming Company, dated as of March 15, 1971, changed the company’s name to Tenneco Farming Company. Certificate of Amendment of Articles of Incorporation of Tenneco Farming Company, dated as of January 6, 1988, changed the company’s name to Sun Giant Farming, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant Farming, Inc., dated as of April 25, 1988, changed the company’s name to Dole Farming, Inc. Certificate of Amendment of Articles of Incorporation of Dole Farming, Inc., dated as of June 11, 1990.

3.1(r)†	Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of July 14, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of January 2, 1990, changed the company’s name to Dole Fresh Vegetables, Inc.

3.1(s)†	Restated Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of October 15, 1986. Certificate of Amendment of Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of November 14, 1986. Certificate of Amendment of Articles of Incorporation, dated as of April 20, 1988, changed the company’s name to Dole Nut Company. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of January 28, 1998, changed the company’s name to Dole Orland, Inc.

3.1(t)†	Articles of Incorporation of S & J Ranch, Inc., dated as of December 15, 1952. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of September 27, 2000, changed the company’s name to Dole Visage, Inc.

3.1(u)†	Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of November 25, 1975. Certificate of Amendment of Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of July 25, 1984, changed the company’s name to E.T. Wall Company. Certificate of Amendment of Articles of Incorporation of E.T. Wall Company, dated as of June 11, 1990.

3.1(v)†	Articles of Incorporation of Earlibest Orange Association, Inc., dated as of November 7, 1963. Certificate of Amendment of Articles of Incorporation of Earlibest Orange Association, Inc., dated as of December 13, 1989.

3.1(w)†	Articles of Incorporation of The Citrus Company, dated as of February 1, 1984. Certificate of Amendment of Articles of Incorporation of The Citrus Company, dated as of February 16, 1984, changed the company’s name to Fallbrook Citrus Company, Inc. Certificate of Amendment of Articles of Incorporation, dated as of March 15, 1994. Certificate of Amendment of Articles of Incorporation of Fallbrook Citrus Company, Inc., dated as of June 11, 1990.

3.1(x)†	Articles of Incorporation of Lindero Headquarters Company, Inc., dated as of February 12, 1998.

3.1(y)†	Articles of Incorporation of Lindero Property, Inc., dated as of October 10, 1991.

3.1(z)†	Articles of Incorporation of Oceanview Produce Company, dated as of June 15, 1989. Certificate of Amendment of Articles of Incorporation of Oceanview Produce Company, dated as of August 7, 1989.

3.1(aa)†	Articles of Incorporation of Prairie Vista, Inc., dated as of November 23, 1953.

Exhibit
Number	Title

3.1(ab)†	Articles of Incorporation of Kingsize Packing Co., dated as of February 5, 1990. Certificate of Amendment of Articles of Incorporation of Kingsize Packing Co., dated as of March 30, 1990, changed the company’s name to Royal Packing Co.

3.1(ac)†	Articles of Incorporation of Trojan Transport Co., dated as of August 31, 1955. Certificate of Amendment of Articles of Incorporation of Trojan Transport Co., dated as of July 31, 1956, changed the company’s name to Trojan Transportation and Warehouse Co. Certificate of Amendment of Articles of Incorporation of Trojan Transportation Co., dated as of January 24, 1961, changed the company’s name to Veltman Terminal Co.

3.1(ad)†	Certificate of Incorporation of Bananera Antillana (Columbia), Inc., dated as of November 16, 1977.

3.1(ae)†	Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990. Certificate of Amendment of Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990.

3.1(af)†	Certificate of Incorporation of Tenneco Sudan, Inc., dated as of June 8, 1977. Certificate of Amendment of Certificate of Incorporation of Tenneco Sudan, Inc., dated as of December 10, 1986, changed the company’s name to Tenneco Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Tenneco Realty Development Holding Corporation, dated as of April 21, 1988, changed the company’s name to Oceanic California Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Oceanic California Realty Development Holding Corporation, dated as of November 16, 1990, changed the company’s name to Castle & Cooke Bakersfield Holdings, Inc. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Bakersfield Holdings, Inc., dated as of March 18, 1996, changed the company’s name to Delphinium Corporation.

3.1(ag)†	Certificate of Incorporation of Standard Banana Company, dated as of March 21, 1955. Certificate of Amendment of Certificate of Incorporation of Standard Banana Company, dated as of January 8, 1971, changed the company’s name to Standard Fruit Sales Company. Certificate of Amendment of Certificate of Incorporation of Standard Fruit Sales Company, dated as of June 6, 1973, changed the company’s name to Castle & Cooke Food Sales Company. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Food Sales Company, dated as of September 25, 1984, changed the company’s name to Dole Europe Company. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988.

3.1(ah)†	Certificate of Incorporation of Castle Aviation, Inc., dated as of June 25, 1987. Certificate of Amendment of Certificate of Incorporation of Castle Aviation, Inc., dated as of April 10, 1992, changed the company’s name to Dole Foods Flight Operations, Inc.

3.1(ai)†	Certificate of Incorporation of Cut Flower Exchange, Inc., dated as of February 11, 1988. Certificate of Merger, dated as of July 31, 1991, changed the company’s name Sunburst Farms, Inc. Certificate of Amendment of Certificate of Incorporation of Sunburst Farms, Inc., dated as of June 23, 1999, changed the company’s name to Dole Fresh Flowers, Inc.

3.1(aj)†	Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of November 7, 1927. Certificate of Ownership and Merger in Wenatchee-Beebe Orchard Company, dated as of June 23, 1943. Certificate of Amendment of Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of April 20, 1983, changed the company’s name to Beebe Orchard Company. Certificate of Merger of Wells and Wade Fruit Company and Beebe Orchard Company, dated as of March 23, 2001, changed the company’s name to Dole Northwest, Inc.

3.1(ak)†	Certificate of Incorporation of Dole Sunburst Express, Inc. Certificate of Amendment of Certificate of Incorporation of Dole Sunburst Express, Inc., dated as of July 21, 1996, changed the company’s name to Dole Sunfresh Express, Inc.

3.1(al)†	Certificate of Incorporation of Standard Fruit and Steamship Company, dated as of January 2, 1968.

3.1(am)†	Certificate of Incorporation of Standard Fruit Company, dated as of March 14, 1955. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988.

Exhibit
Number	Title

3.1(an)†	Certificate of Incorporation of Produce America, Inc., dated as of June 24, 1982. Certificate of Amendment of Certificate of Incorporation Before Payment of Capital of Produce America, Inc., dated as of October 29, 1982, changed the company’s name to CCFV, Inc. Certificate of Amendment of Certificate of Incorporation of CCFV, Inc., dated as of September 29, 1983, changed the company’s name to Sun Country Produce, Inc.

3.1(ao)†	Certificate of Incorporation of West Foods, Inc., dated as of March 9, 1973.

3.1(ap)†	Certificate of Incorporation of Cool Advantage, Inc., dated as of December 14, 1998.

3.1(aq)†	Articles of Incorporation of Cool Care Consulting, Inc., dated as of September 16, 1986. Articles of Amendment of Cool Care Consulting, Inc., dated as of April 4, 1996, changed the company’s name to Cool Care, Inc.

3.1(ar)†	Articles of Incorporation of Flowernet, Inc., dated as of September 11, 1987.

3.1(as)†	Articles of Incorporation of Saw Grass Transport, Inc., dated as of June 24, 1999.

3.1(at)†	Articles of Incorporation of Castle & Cooke Development Corporation, dated as of June 8, 1992. Articles of Amendment to Change Corporate Name, dated as of March 1, 1993, changed the company’s name to Castle & Cooke Communities, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Blue Anthurium, Inc.

3.1(au)†	Articles of Incorporation of Dole Acquisition Corporation, dated as of October 13, 1994. Articles of Amendment to Change Corporate Name, dated as of January 10, 1995, changed the company’s name to Castle & Cooke Homes, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Cerulean, Inc.

3.1(av)†	Articles of Incorporation of Castle & Cooke Land Company, Inc., dated as of March 8, 1990. Articles of Amendment to Change Corporate Name, dated as of May 7, 1997, changed the company’s name to Dole Diversified, Inc.

3.1(aw)†	Articles of Association of Kohala Sugar Company, dated as of February 3, 1863. Articles of Amendment to Change Corporate Name, dated as of May 1, 1989, changed the company’s name to Dole Land Company, Inc.

3.1(ax)†	Articles of Incorporation of Dole Packaged Foods Corporation, dated as of April 4, 1990.

3.1(ay)†	Articles of Association of Oceanic Properties, Inc., dated as of May 19, 1961. Articles of Amendment to Change Corporate Name, dated as of October 23, 1990, changed the company’s name to Castle & Cooke Properties, Inc. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to La Petite d’Agen, Inc.

3.1(az)†	Articles of Incorporation of Lanai Holdings, Inc., dated as of May 4, 1990. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of January 22, 1996, changed the company’s name to Malaga Company, Inc.

3.1(ba)†	Articles of Incorporation of M K Development, Inc., dated as of February 26, 1988. Articles of Amendment, dated as of November 26, 1990.

3.1(bb)†	Articles of Incorporation of Mililani Town, Inc., dated as of December 29, 1966. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, December 24, 1990, changed the company’s name to Castle & Cooke Residential, Inc. Articles of Amendment to Change Corporate Name, dated as of October 21, 1993, changed the company’s name to Castle & Cooke Homes Hawaii, Inc. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Muscat, Inc.

3.1(bc)†	Articles of Incorporation of Oahu Transport Company, Limited, dated as of April 15, 1947. Articles of Amendment, dated as of July 24, 1987. Articles of Amendment, dated as of May 1997.

3.1(bd)†	Articles of Incorporation of Wahiawa Water Company, Inc., dated as of June 24, 1975.

3.1(be)†	Articles of Incorporation of Waialua Sugar Company, Inc., dated as of January 12, 1968. Certificate of Amendment, dated as of January 24, 1986.

3.1(bf)†	Certificate of Incorporation of Lanai Company, Inc., dated as of June 15, 1970. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Zante Currant, Inc.

Exhibit
Number	Title

3.1(bg)†	Articles of Incorporation of Diversified Imports Co., dated as of December 1, 1987.

3.1(bh)†	Articles of Incorporation of Dole Assets, Inc., dated as of September 9, 1997.

3.1(bi)†	Articles of Incorporation of Dole Fresh Fruit Company, dated as of September 12, 1985.

3.1(bj)†	Articles of Incorporation of Castle & Cooke Fresh Fruit, Inc., dated as of October 27, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Fruit Company, dated as of May 9, 1997, changed the company’s name to Dole Holdings Inc.

3.1(bk)†	Articles of Incorporation of Dole Logistics Services, Inc., dated as of February 4, 1993.

3.1(bl)†	Articles of Incorporation of Dole Ocean Cargo Express, Inc., dated as of July 8, 1999.

3.1(bm)†	Articles of Incorporation of Dole Ocean Liner Express, Inc., dated as of June 3, 1993.

3.1(bn)†	Articles of Incorporation of Renaissance Capital Corporation, dated as of July 28, 1995.

3.1(bo)†	Certificate of Incorporation of Sun Giant, Inc., dated as of December 8, 1987.

3.1(bp)†	Certificate of Incorporation of Miradero Fishing Company, Inc., dated as of August 9, 1971.

3.1(bq)†	Articles of Incorporation of DNW Services Company, dated as of June 4, 1998.

3.1(br)†	Articles of Incorporation of Pacific Coast Truck Company, dated as of June 27, 1995.

3.1(bs)†	Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of July 28, 1959. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of May 26, 1972. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of August 30, 1973. Amendment to Articles of Incorporation, dated as of June 25, 1976.

3.2(a)	By-Laws of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.2 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, File No. 1-4455).

3.2(b)†	Form of By-Laws of the Additional Registrants.

4.1	Indenture, dated as of July 15, 1993, between Dole and Chase Manhattan Bank and Trust Company (formerly Chemical Trust Company of California) (incorporated by reference to Exhibit 4.6 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).

4.2	First Supplemental Indenture, dated as of April 30, 2002, between Dole and J.P. Morgan Trust Company, National Association, to the Indenture dated as of July 15, 1993, pursuant to which $400 million of Dole’s senior notes due 2009 were issued (incorporated by reference to Exhibit 4.9 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).

4.3	Officers’ Certificate, dated August 3, 1993, pursuant to which $175 million of Dole’s debentures due 2013 were issued (incorporated by reference to Exhibit 4.3 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999, File No. 1-4455).

4.4	Second Supplemental Indenture, dated as of March 28, 2003, between Dole and Wells Fargo Bank, National Association (successor trustee to J.P. Morgan Trust Company), to the Indenture dated as of July 15, 1993 (incorporated by reference to Exhibit 4.10 to Dole’s Current Report on Form 8-K, event date April 4, 2003, File No. 1-4455).

4.5†	Agreement of Removal, Appointment and Acceptance, dated as of March 28, 2003, by and among Dole, J.P. Morgan Trust Company, National Association, successor in interest to Chemical Trust Company of California, as Prior Trustee, and Wells Fargo Bank, National Association.

4.6†	Third Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee.

4.7	Indenture, dated as of March 28, 2003, by and among Dole, the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee, pursuant to which $475 million of Dole’s 8 7/8 % senior notes due 2011 were issued (incorporated by reference to Exhibit 4.10 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, File No. 1-4455).

4.8†	First Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee.

Exhibit
Number	Title

4.9	Form of Global Note and Guarantee for Dole’s new 8 7/8 % senior notes due 2011 (included as Exhibit B to Exhibit Number 4.7 hereto).

4.11†	Indenture, dated as of May 29, 2003, by and among Dole, the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee, pursuant to which $400 million of Dole’s 7 1/4 % senior notes due 2010 were issued.

4.12†	First Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee.

4.13	Form of Global Note and Guarantee for Dole’s 7 1/4 % senior notes due 2010 (included as Exhibit A to Exhibit Number 4.11 hereto).

4.14	Dole Food Company, Inc. Master Retirement Savings Trust Agreement, dated as of February 1, 1999, between Dole and The Northern Trust Company (incorporated by reference to Exhibit 4.7 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999, File No. 1-4455).

10.1*	Credit Agreement, dated as of March 28, 2003, amended and restated as of April 18, 2005 and further amended and restated as of April 12, 2006, among DHM Holding Company, Inc., a Delaware corporation, Dole Holding Company, LLC, a Delaware limited liability company, Dole Food Company, Inc., a Delaware corporation, Solvest, Ltd., a company organized under the laws of Bermuda, the Lenders from time to time party hereto, Deutsche Bank AG New York Branch, as Deposit Bank, Deutsche Bank AG New York Branch, as Administrative Agent, Banc Of America Securities LLC, as Syndication Agent, The Bank of Nova Scotia, as Documentation Agent and Deutsche Bank Securities Inc., as Lead Arranger and Sole Book Runner.

10.2*	Credit Agreement, dated as of April 12, 2006, among DHM Holding Company, Inc., a Delaware corporation, Dole Holding Company, LLC, a Delaware limited liability company, Dole Food Company, Inc., a Delaware corporation, the Lenders party hereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, Banc of America Securities LLC, as Syndication Agent, Deutsche Bank Securities LLC and Banc of America Securities LLC, as Joint Book Running Managers and Deutsche Bank Securities Inc. as Lead Arranger.

10.3	Dole’s Supplementary Executive Retirement Plan, effective January 1, 1989, First Restatement (incorporated by reference to Exhibit 10(c) to Dole’s Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-4455). This Plan was amended on March 22, 2001 (the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455).

10.4	Dole’s Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-4455). This Plan was amended on March 22, 2001 (the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455).

10.5	Dole’s 1996 Non-Employee Directors Deferred Stock and Cash Compensation Plan, as amended effective October 9, 1998 (incorporated by reference to Exhibit 10 to Dole’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 10, 1998, File No. 1-4455). This Plan was amended on March 22, 2001 (the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455).

10.6	Consulting Agreement, dated as of December 28, 2001, between Dole and David A. DeLorenzo (incorporated by reference to Exhibit 10.12 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).

10.7	Schedule of executive officers having Form 1 Change of Control Agreement (incorporated by reference to Exhibit 10.7 to Dole’s Current Report on Form 8-K dated February 4, 2005, File No. 1-4455).

10.8	Form 1 Change of Control Agreement (incorporated by reference to Exhibit 10.14 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).

12*	Ratio of Earnings to Fixed Charges.

21*	Subsidiaries of Dole Food Company, Inc.

Exhibit
Number	Title

23*	Consent of Deloitte & Touche LLP.

31.1*	Certification by the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification by the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification by the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2**	Certification by the Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

†	Incorporated by reference to the correspondingly numbered exhibits to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004, File No. 333-106493

*	Filed herewith

**	Furnished herewith