Form 10-Q
period 2006-03-25
DOLE FOOD COMPANY INC
filed 2006-05-08
CIK 18169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2006
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
Registrant’s telephone number, including area code: (818) 879-6600
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No     ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 5, 2006
Common Stock, $0.001 Par Value	1,000

DOLE FOOD COMPANY, INC.
INDEX

		Page
		Number

PART I	Financial Information
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Statements of Operations — Quarters Ended March 25, 2006 and March 26, 2005	3
	Condensed Consolidated Balance Sheets — March 25, 2006 and December 31, 2005	4
	Condensed Consolidated Statements of Cash Flows — Quarters Ended March 25, 2006 and March 26, 2005	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

PART II	Other Information
Item 1.	Legal Proceedings	31
Item 6.	Exhibits and Reports on Form 8-K	33
	Signatures	34
	Exhibit Index	35
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
FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Quarter Ended

	March 25,	March 26,
	2006	2005

Revenues, net	$1,400,006	$1,442,133
Cost of products sold	1,269,545	1,226,186

Gross margin	130,461	215,947
Selling, marketing and general and administrative expenses	107,466	114,818

Operating income	22,995	101,129
Other income (expense), net	(1,086)	2,950
Interest income	1,474	1,075
Interest expense	34,425	36,059

Income (loss) before income taxes, minority interests and equity earnings	(11,042)	69,095
Income taxes	(4,218)	53,421
Minority interests, net of income taxes	617	499
Equity in earnings of unconsolidated subsidiaries, net of income taxes	(1,522)	(1,979)

Net income (loss)	$(5,919)	$17,154

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 25,	December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$53,940	$48,812
Receivables, net of allowances of $56,239 and $58,585, respectively	732,066	637,636
Inventories	650,273	623,497
Prepaid expenses	66,877	58,864
Deferred income tax assets	37,595	34,756

Total current assets	1,540,751	1,403,565
Investments	77,883	76,753
Property, plant and equipment, net of accumulated depreciation of $742,509 and $705,115, respectively	1,498,832	1,508,597
Goodwill	540,280	540,280
Intangible assets, net	725,671	726,700
Other assets, net	153,194	153,832

Total assets	$4,536,611	$4,409,727

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$832,494	$842,488
Current portion of long-term debt	25,001	25,020
Notes payable	51,876	1,394

Total current liabilities	909,371	868,902
Long-term debt	2,056,046	2,000,843
Deferred income tax liabilities	353,484	355,647
Other long-term liabilities	551,267	546,305
Minority interests	21,424	21,487
Contingencies (Note 9)
Shareholders’ equity
Common stock — $0.001 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	468,422	440,032
Retained earnings	183,672	192,991
Accumulated other comprehensive loss	(7,075)	(16,480)

Total shareholders’ equity	645,019	616,543

Total liabilities and shareholders’ equity	$4,536,611	$4,409,727

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Quarter Ended

	March 25,	March 26,
	2006	2005

Operating activities
Net income (loss)	$(5,919)	$17,154
Adjustments to reconcile net income (loss) to cash flow used in operating activities:
Depreciation and amortization	32,962	33,466
Unrealized foreign currency exchange loss (gain)	1,044	(493)
Asset write-offs and gain on sale of assets, net	123	(1,702)
Minority interests and equity earnings, net	(905)	(1,480)
Deferred income taxes	(5,127)	12,748
Pension expense	3,374	3,883
Amortization of debt issuance costs	1,124	1,935
Other	1,314	1,554
Changes in operating assets and liabilities:
Receivables	(86,568)	(142,330)
Inventories	(24,314)	(32,008)
Prepaid expenses and other assets	(8,196)	(5,506)
Accounts payable and accrued liabilities	(21,768)	69,434
Other long-term liabilities	3,738	(1,596)

Cash flow used in operating activities	(109,118)	(44,941)
Investing activities
Proceeds from sales of assets	1,330	3,093
Acquisitions and investments	—	(47,094)
Capital additions	(24,206)	(15,358)
Repurchase of common stock in the going-private merger transaction	(100)	(49)

Cash flow used in investing activities	(22,976)	(59,408)
Financing activities
Short-term debt borrowings	58,666	322
Short-term debt repayments	(725)	(10,757)
Long-term debt borrowings, net of debt issuance costs	262,101	299,827
Long-term debt repayments	(208,292)	(198,023)
Capital contributions	28,390	—
Dividends paid to minority shareholders	(684)	(1,777)
Dividends paid	(3,400)	—

Cash flow provided by financing activities	136,056	89,592

Effect of foreign currency exchange rate changes on cash and cash equivalents	1,166	(2,610)

Increase (decrease) in cash and cash equivalents	5,128	(17,367)
Cash and cash equivalents at beginning of period	48,812	79,217

Cash and cash equivalents at end of period	$53,940	$61,850

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION
      In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) include all adjustments necessary, which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows. The Company operates under a 52/53-week year. The quarters ended March 25, 2006 and March 26, 2005 are twelve weeks in duration. For a summary of significant accounting policies and additional information relating to the Company’s financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2005.
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
      Certain amounts in the prior year financial statements and related footnotes have been reclassified to conform with the 2006 presentation.

2.	INCOME TAXES
      Income tax benefit for the quarter ended March 25, 2006 of $4.2 million reflects the Company’s expected effective income tax rate of approximately 38.2% for the full fiscal year ending December 30, 2006. Income tax expense of $14.8 million for the quarter ended March 26, 2005, which excludes the $38.6 million impact of the repatriation of certain foreign earnings, reflects the Company’s then expected effective income tax rate of approximately 21% on earnings for the full fiscal year ended December 31, 2005.
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
      Section 965 Repatriation: During October 2004, the American Jobs Creation Act of 2004 was signed into law, adding Section 965 to the Internal Revenue Code. Section 965 provided a special one-time deduction of 85% of certain foreign earnings that are repatriated under a domestic reinvestment plan, as defined therein. The effective federal tax rate on any qualified foreign earnings repatriated under Section 965 equals 5.25%. Taxpayers could elect to apply this provision to a qualified earnings repatriation made during calendar year 2005.
      During the second fiscal quarter of 2005, the Company repatriated $570 million of earnings from its foreign subsidiaries, of which approximately $489 million qualified for the 85% dividends received deduction under Section 965.
      Income Tax Audits: The Company believes its tax positions comply with the applicable tax laws and that it is adequately provided for all tax-related matters. The Company is subject to examination by taxing authorities in the various jurisdictions in which it files tax returns. Specifically, the Company is routinely under examination by the Internal Revenue Service. The current examination includes the years 1995 through 2001. Matters raised upon audit may involve substantial amounts and could result in material cash payments if resolved unfavorably; however, the Company does not believe that any material payments will be made related

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
to these matters within the next twelve months. In addition, the Company considers it unlikely that the resolution of these matters will have a material adverse effect on its results of operations.
      Honduran Tax Case: In 2005, the Company received a tax assessment from Honduras of approximately $137 million (including the claimed tax, penalty, and interest through the date of assessment) relating to the disposition of all of the Company’s interest in Cervecería Hondureña, S.A in 2001. The Company believes the assessment is without merit and filed an appeal with the Honduran tax authorities, which was denied. As a result of the denial in the administrative process, in order to negate the tax assessment, on August 5, 2005, the Company proceeded to the next stage of the appellate process by filing a lawsuit against the Honduran government, in the Honduran Administrative Tax Trial Court. The Honduran government is seeking dismissal of the lawsuit and attachment of assets, which the Company is challenging. No reserve has been provided for this assessment.

3.	INVENTORIES
      The major classes of inventories were as follows (in thousands):

	March 25,	December 31,
	2006	2005

Finished products	$319,624	$290,593
Raw materials and work in progress	149,224	145,146
Crop-growing costs	130,465	139,271
Operating supplies and other	50,960	48,487

	$650,273	$623,497

4.	GOODWILL AND INTANGIBLE ASSETS
      Goodwill has been allocated to the Company’s reporting segments as follows (in thousands):

	Fresh	Fresh	Packaged	Fresh-cut
	Fruit	Vegetables	Foods	Flowers	Other	Total

Balance as of March 25, 2006 and December 31, 2005	$376,355	$97,868	$66,057	$—	$—	$540,280

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      Details of the Company’s intangible assets were as follows (in thousands):

	March 25,	December 31,
	2006	2005

Amortized intangible assets:
Customer relationships	$38,501	$38,501
Other amortized intangible assets	9,076	9,064

	47,577	47,565
Accumulated amortization — customer relationships	(10,066)	(9,219)
Other accumulated amortization	(6,358)	(6,164)

Accumulated amortization — intangible assets	(16,424)	(15,383)

Intangible assets, net	31,153	32,182
Unamortized intangible assets:
Trademark, trade names and other related intangibles	694,518	694,518

Total intangible assets, net	$725,671	$726,700

      Amortization expense of intangible assets for the quarters ended March 25, 2006 and March 26, 2005 totaled $1 million and $2.8 million, respectively. As of March 25, 2006, the estimated remaining amortization expense associated with the Company’s intangible assets for the remainder of 2006 and in each of the next four fiscal years is as follows (in thousands):

Fiscal Year	Amount

2006	$3,325
2007	$3,677
2008	$3,677
2009	$3,677
2010	$3,677

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.	NOTES PAYABLE AND LONG-TERM DEBT
      Notes payable and long-term debt consisted of the following amounts (in thousands):

	March 25,	December 31,
	2006	2005

Unsecured debt:
8.625% notes due 2009	$350,000	$350,000
7.25% notes due 2010	400,000	400,000
8.875% notes due 2011	200,000	200,000
8.75% debentures due 2013	155,000	155,000
Secured debt:
Revolving credit facilities	192,000	137,000
Term loan facilities	698,879	698,149
Contracts and notes due 2006 — 2010, at a weighted-average interest rate of 6.87% (6.86% in 2005)	5,863	5,952
Capital lease obligations	80,444	80,971
Unamortized debt discount	(1,139)	(1,209)
Notes payable	51,876	1,394

	2,132,923	2,027,257
Current maturities	(76,877)	(26,414)

	$2,056,046	$2,000,843

      The Company amortized deferred debt issuance costs of $1.1 million and $1.9 million during the quarters ended March 25, 2006 and March 26, 2005, respectively.
      As of March 25, 2006, the term loan facilities consisted of $306.9 million of Term Loan A and $392 million of Term Loan B. The weighted average variable interest rates at March 25, 2006 for Term Loan A and Term Loan B were 1.6% and 6.3%, respectively. During 2005, the Company entered into an interest rate swap to fix Term Loan A into a fixed-rate basis through the term of the loan. The interest rate swap fixed the interest rate at 2.05%. The fair value of the swap was $5.8 million at March 25, 2006.
      During January 2006, the Company increased its revolving credit facilities from $300 million to $360 million. At March 25, 2006, the Company had $192 million of outstanding borrowings under the $360 million revolving credit portion of the senior secured credit facilities. After taking into account approximately $83.9 million of outstanding letters of credit and bank guarantees issued against these facilities, the Company had approximately $84.1 million available for future borrowings under these facilities. As of March 25, 2006, the weighted average variable interest rate on the revolving credit facilities was 6.5%.
      During April 2006, the Company completed an amendment and restatement of its senior secured credit facilities, consisting of the revolving credit and term loan facilities. Refer to Note 12 for further information.
      Provisions under the recently repaid senior secured credit facilities and the indentures to the Company’s senior notes and debentures required the Company to comply with certain covenants. These covenants include financial performance measures, as well as limitations on, among other things, indebtedness, investments, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. In connection with the refinancing, the Company obtained a waiver for certain covenants for the first quarter ended March 25, 2006. The Company was in compliance with the remaining covenants at March 25, 2006.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.	SHAREHOLDERS’ EQUITY

Comprehensive Income
      The components of comprehensive income were as follows in each period (in thousands):

	Quarter Ended

	March 25,	March 26,
	2006	2005

Net income (loss)	$(5,919)	$17,154
Unrealized foreign currency exchange translation gain (loss)	2,278	(7,646)
Reclassification of realized cash flow hedging gains to net income (loss)	(1,271)	(106)
Unrealized net gain (loss) on cash flow hedging instruments	8,398	(646)

Comprehensive income	$3,486	$8,756

Capital Contribution
      On March 3, 2006, DHM Holding Company, Inc. (“HoldCo”) executed a $150 million senior secured term loan agreement. In March 2006, HoldCo contributed $28.4 million to Dole Holding Company, LLC, the Company’s immediate parent, which contributed the funds to the Company. The Company intends to dividend this entire amount back to Dole Holding Company, LLC by the end of 2006 for further dividend to HoldCo.
Dividends
      During the quarter ended March 25, 2006, the Company declared and paid a dividend of $3.4 million to its parent company, Dole Holding Company, LLC. The Company did not declare or pay a dividend to its parent company during the quarter ended March 26, 2005.
      As discussed in Note 12, the Company declared a dividend of $161 million to its immediate parent, Dole Holding Company, LLC, in April 2006.
      The Company’s ability to declare future dividends is limited under the terms of its senior secured credit facilities and bond indentures.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.	EMPLOYEE BENEFIT PLANS
      The components of net periodic benefit cost for the Company’s U.S. and international pension plans and other postretirement benefit (“OPRB”) plans were as follows (in thousands):

	U.S. Pension Plans		Foreign Pension Plans		OPRB Plans

	Quarter Ended		Quarter Ended		Quarter Ended

	March 25,	March 26,	March 25,	March 26,	March 25,	March 26,
	2006	2005	2006	2005	2006	2005

Components of net periodic benefit cost:
Service cost	$408	$438	$878	$890	$65	$19
Interest cost	3,918	4,063	1,461	1,312	900	1,169
Expected return on plan assets	(4,159)	(4,171)	(85)	(78)	—	—
Amortization of:
Unrecognized net loss (gain)	145	198	53	35	(26)	5
Unrecognized prior service cost (benefit)	—	1	11	15	(211)	(25)
Unrecognized net transition obligation	—	—	16	12	—	—

	$312	$529	$2,334	$2,186	$728	$1,168

      Under the Internal Revenue Service funding requirements, no contribution will be required for 2006. However, the Company may make contributions to its U.S. qualified plan in 2006 at its election. Contributions to the qualified U.S. pension plan in excess of the minimum funding requirements are voluntary and may change depending on the Company’s operating performance or at management’s discretion. During the first quarter of 2006, the Company did not make any voluntary pension contributions to its qualified U.S. pension plan.

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

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      Revenues from external customers and EBIT for the reportable operating segments and corporate were as follows (in thousands):

	Quarter Ended

	March 25,	March 26,
	2006	2005

Revenues from external customers:
Fresh fruit	$897,024	$939,527
Fresh vegetables	243,203	253,606
Packaged foods	195,947	190,290
Fresh-cut flowers	58,164	52,719
Other operating segments	5,668	5,991

	$1,400,006	$1,442,133

EBIT:
Fresh fruit	$20,223	$76,509
Fresh vegetables	4,560	19,204
Packaged foods	14,881	17,927
Fresh-cut flowers	(395)	4,558
Other operating segments	150	75

Total operating segments	39,419	118,273
Corporate	(15,131)	(11,639)
Interest expense	34,425	36,059

Income (loss) before income taxes	$(10,137)	$70,575

      A majority of the Company’s equity earnings in unconsolidated subsidiaries, which have been included in EBIT in the table above, relate to the fresh fruit operating segment.
      Total assets for the reportable operating segments and corporate were as follows (in thousands):

	March 25,	December 31,
	2006	2005

Fresh fruit	$2,379,414	$2,301,090
Fresh vegetables	455,635	451,490
Packaged foods	653,524	639,999
Fresh-cut flowers	157,617	153,565
Other operating segments	16,887	12,478

Total operating segments	3,663,077	3,558,622
Corporate	873,534	851,105

	$4,536,611	$4,409,727

9.	CONTINGENCIES
      The Company is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to the Company’s operations. At March 25, 2006, guarantees of $2.5 million consisted primarily of amounts

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
advanced under third party bank agreements to independent growers that supply the Company with product. The Company has not historically experienced any significant losses associated with these guarantees.
      As part of its normal business activities, the Company and its subsidiaries also provide guarantees to various regulatory authorities, primarily in Europe, in order to comply with foreign regulations when operating businesses overseas. These guarantees relate to customs duties and the now-eliminated banana import license fees that were granted to the European Union member states’ agricultural authority. These guarantees are obtained from commercial banks in the form of letters of credit or bank guarantees. In addition, the Company issues letters of credit and bonds through major banking institutions and insurance companies as required by certain vendor and other operating agreements. As of March 25, 2006, total letters of credit and bonds outstanding were $110.4 million.
      The Company also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. The Company guaranteed $140.9 million of its subsidiaries’ obligations to their suppliers and other third parties as of March 25, 2006.
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
      Currently there are 554 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP or seeking enforcement of Nicaraguan judgments. Seventeen of these lawsuits are currently pending in various jurisdictions in the United States. One case pending in Los Angeles Superior Court with 13 Nicaraguan plaintiffs has a trial date of January 24, 2007. Another case in Galveston, Texas with 1,463 claimants

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
from 14 different countries has a trial planned for January 2007. The remaining cases are pending in Latin America and the Philippines, including 347 labor cases pending in Costa Rica under that country’s national insurance program. Claimed damages in DBCP cases worldwide total approximately $35.2 billion, with the lawsuits in Nicaragua representing approximately 85% of this amount. In almost all of the non-labor cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against the Company.
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
      Seventeen cases have resulted in judgments in Nicaragua: $489.4 million (nine cases consolidated with 468 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; $64.8 million (one case with 86 claimants) on June 15, 2004; $27.7 million (one case with 39 claimants) on March 17, 2005; $98.5 million (one case with 150 claimants) on August 8, 2005; and $46.4 million (one case with 62 claimants) on August 20, 2005. The Company has appealed all judgments to the Nicaragua Courts of Appeal, with the Company’s appeal of the August 8, 2005 $98.5 million judgment now activated by the court.
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
      European Union Antitrust Inquiry and U.S. Class Action Lawsuits: The European Commission (“EC”) is investigating alleged violations of European Union competition (antitrust) laws by banana and pineapple importers and distributors operating within the European Economic Area. On June 2 and 3, 2005, the EC conducted a search of certain of the Company’s offices in Europe. During this same period, the EC also conducted similar unannounced searches of other companies’ offices located in the European Union. The Company is cooperating with the EC and has responded to the EC’s information requests. Although no assurances can be given concerning the course or outcome of that EC investigation, the Company believes that it has not violated the European Union competition laws.
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
      Honduran Tax Case: In 2005, the Company received a tax assessment from Honduras of approximately $137 million (including the claimed tax, penalty, and interest through the date of assessment) relating to the disposition of all of the Company’s interest in Cervecería Hondureña, S.A in 2001. The Company believes the assessment is without merit and filed an appeal with the Honduran tax authorities, which was denied. As a result of the denial in the administrative process, in order to negate the tax assessment, on August 5, 2005, the Company proceeded to the next stage of the appellate process by filing a lawsuit against the Honduran government, in the Honduran Administrative Tax Trial Court. The Honduran government is seeking dismissal of the lawsuit and attachment of assets, which the Company is challenging. No reserve has been provided for this assessment.

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
      During the first quarter of 2006, the Company incurred direct incremental expenses of $0.7 million related to Hurricane Katrina, bringing the total charge to $10.8 million. The total charge includes direct incremental expenses of $4.8 million, write-offs of owned assets with a net book value of $4.1 million and leased assets of $1.9 million representing amounts due to lessors. The Company maintains customary insurance for its property, including shipping containers, as well as for business interruption. During the first quarter of 2006, the Company collected $5.1 million from insurance carriers related to cargo and property damage bringing the total cash collected to $11.1 million. Subsequent to the first quarter of 2006, the Company collected an additional $0.4 million. The Company is continuing to work with its insurers to evaluate the extent of the costs incurred as a result of the hurricane damage and to determine the extent of the insurance coverage for that damage.

11.	BUSINESS RESTRUCTURING
      In the first quarter of 2006, the commercial relationship substantially ended between Dole’s wholly owned subsidiary, Saba Trading AB (“Saba”), and Saba’s largest customer. Saba is a leading importer and distributor of fruit, vegetables and flowers in Scandinavia. Saba’s financial results are included in Dole’s fresh fruit reporting segment. Other than the expected charges described below, the loss of this customer’s business is not expected to be material to Dole’s ongoing earnings. In connection with this recent event, Dole plans on restructuring certain lines of Saba’s business and expects to incur related costs. Total costs incurred, consisting primarily of employee-related severance costs, amounted to approximately $5.3 million during the quarter ended March 25, 2006. The Company currently estimates that the total restructuring costs will approximate $18 million in the aggregate. However, the timing and exact amount of the charges are yet to be determined, as well as Dole’s potential contractual claims against this customer pending the results of current discussions.

12.	SUBSEQUENT EVENTS
      Refinancing and Dividend Transactions: On April 12, 2006, the Company completed an amendment and restatement of its senior secured credit facilities. The Company obtained $975 million of term loan facilities and $100 million in a pre-funded letter of credit facility. The proceeds of the term loans were used to repay the outstanding term loans under the Company’s existing senior secured credit facilities. In addition, the Company paid a dividend of $161 million to its immediate parent, Dole Holding Company, LLC, which proceeds were used to repay in full its Second Lien Senior Credit Facility. The terms and covenants under the new senior secured credit facilities are similar to those under the Company’s existing senior secured credit facilities except that the new facilities do not contain financial maintenance or maximum capital expenditure covenants.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      Additionally, the Company entered into a new asset-based revolving credit facility of $350 million. The facility is secured and is subject to a borrowing base consisting of up to 85% of eligible accounts receivable plus a predetermined percentage of eligible inventory, as specified in the credit facility.
      The purposes of the refinancing include increasing the size of the Company’s revolving credit and letter of credit facilities and eliminating certain financial maintenance covenants, realizing currency gains arising out of the Company’s existing senior secured credit facilities, and refinancing of the higher-cost bank indebtedness of Dole Holding Company, LLC, at the lower-cost Dole Food Company, Inc. level.

13.	GUARANTOR FINANCIAL INFORMATION
      In connection with the issuance of the 2011 Notes in March 2003 and the 2010 Notes in May 2003, all of the Company’s wholly-owned domestic subsidiaries (“Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the Company’s obligations under the indentures related to such Notes and to the Company’s 2009 Notes and 2013 Debentures (the “Guarantees”). Each Guarantee is subordinated in right of payment to the Guarantors’ existing and future senior debt, including obligations under the senior secured credit facilities, and will rank pari passu with all senior subordinated indebtedness of the applicable Guarantor.
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
      As of January 1, 2006, Dole Packaged Frozen Foods, Inc. was converted to a limited liability company. In addition, the assets and liabilities of the Dole Packaged Foods division were contributed to Dole Packaged Frozen Foods, Inc., and the combined entity was renamed Dole Packaged Foods, LLC. Prior to January 1, 2006, Dole Packaged Foods was included as a division of Dole Food Company, Inc. for all guarantor financial statements presented. Subsequent to the change in structure effective January 1, 2006, Dole Packaged Foods, LLC is presented as a Guarantor for disclosure purposes in the accompanying condensed consolidated financial statements for the quarter ended March 25, 2006.
      The following are condensed consolidating statements of operations of the Company for the quarters ended March 25, 2006 and March 26, 2005; condensed consolidating balance sheets as of March 25, 2006 and December 31, 2005; and condensed consolidating statements of cash flows for the quarters ended March 25, 2006 and March 26, 2005.

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended March 25, 2006

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$11,329	$702,652	$1,000,921	$(314,896)	$1,400,006
Cost of products sold	9,696	632,178	939,428	(311,757)	1,269,545

Gross margin	1,633	70,474	61,493	(3,139)	130,461
Selling, marketing and general and administrative expenses	15,498	45,063	50,044	(3,139)	107,466

Operating income	(13,865)	25,411	11,449	—	22,995
Equity in subsidiary income	17,325	(4,730)	—	(12,595)	—
Other income (expense), net	(1)	—	(1,085)	—	(1,086)
Interest income	186	79	1,209	—	1,474
Interest expense	24,118	74	10,233	—	34,425

Income (loss) before income taxes, minority interests and equity earnings	(20,473)	20,686	1,340	(12,595)	(11,042)
Income taxes	(14,590)	3,897	6,475	—	(4,218)
Minority interests, net of income taxes	36	254	327	—	617
Equity in earnings of unconsolidated subsidiaries, net of income taxes	—	(450)	(1,072)	—	(1,522)

Net income (loss)	$(5,919)	$16,985	$(4,390)	$(12,595)	$(5,919)

For the Quarter Ended March 26, 2005

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$127,259	$583,433	$1,036,999	$(305,558)	$1,442,133
Cost of products sold	95,496	519,636	914,156	(303,102)	1,226,186

Gross margin	31,763	63,797	122,843	(2,456)	215,947
Selling, marketing and general and administrative expenses	32,287	27,924	57,063	(2,456)	114,818

Operating income (loss)	(524)	35,873	65,780	—	101,129
Equity in subsidiary income	86,357	65,570	—	(151,927)	—
Other income (expense), net	—	—	2,950	—	2,950
Interest income	27	58	990	—	1,075
Interest expense	31,945	41	4,073	—	36,059

Income before income taxes, minority interests and equity earnings	53,915	101,460	65,647	(151,927)	69,095
Income taxes	36,467	15,036	1,918	—	53,421
Minority interests, net of income taxes	294	26	179	—	499
Equity in earnings of unconsolidated subsidiaries, net of income taxes	—	(227)	(1,752)	—	(1,979)

Net income	$17,154	$86,625	$65,302	$(151,927)	$17,154

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
As of March 25, 2006

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
ASSETS
Cash and cash equivalents	$27,537	$(12,381)	$38,784	$—	$53,940
Receivables, net of allowances	270,399	10,953	450,714	—	732,066
Inventories	6,767	271,914	371,592	—	650,273
Prepaid expenses	4,355	12,124	50,398	—	66,877
Deferred income tax assets	9,185	24,778	3,632	—	37,595

Total current assets	318,243	307,388	915,120	—	1,540,751
Investments	2,438,826	1,720,229	75,881	(4,157,053)	77,883
Property, plant and equipment, net	297,847	368,506	832,479	—	1,498,832
Goodwill	18,224	145,702	376,354	—	540,280
Intangible assets, net	690,242	33,338	2,091	—	725,671
Other assets, net	30,687	9,576	112,931	—	153,194

Total assets	$3,794,069	$2,584,739	$2,314,856	$(4,157,053)	$4,536,611

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$77,185	$310,261	$445,048	$—	$832,494
Current portion of long-term debt	(300)	898	24,403	—	25,001
Notes payable	—	1,137	50,739	—	51,876

Total current liabilities	76,885	312,296	520,190	—	909,371
Intercompany payables (receivables)	1,124,318	(247,707)	(876,611)	—	—
Long-term debt	1,244,160	2,264	809,622	—	2,056,046
Deferred income tax liabilities	284,587	40,283	28,614	—	353,484
Other long-term liabilities	419,100	40,190	91,977	—	551,267
Minority interests	—	5,842	15,582	—	21,424
Total shareholders’ equity	645,019	2,431,571	1,725,482	(4,157,053)	645,019

Total liabilities and shareholders’ equity	$3,794,069	$2,584,739	$2,314,856	$(4,157,053)	$4,536,611

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2005

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
ASSETS
Cash and cash equivalents	$12,698	$(5,453)	$41,567	$—	$48,812
Receivables, net of allowances	121,316	116,226	400,094	—	637,636
Inventories	101,935	171,601	349,961	—	623,497
Prepaid expenses	5,663	10,071	43,130	—	58,864
Deferred income tax assets	15,946	15,282	3,528	—	34,756

Total current assets	257,558	307,727	838,280	—	1,403,565
Investments	2,271,031	1,708,078	75,200	(3,977,556)	76,753
Property, plant and equipment, net	299,100	360,886	848,611	—	1,508,597
Goodwill	18,224	145,702	376,354	—	540,280
Intangible assets, net	710,743	13,687	2,270	—	726,700
Other assets, net	34,679	9,643	109,510	—	153,832

Total assets	$3,591,335	$2,545,723	$2,250,225	$(3,977,556)	$4,409,727

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$(24,493)	$428,142	$438,839	$—	$842,488
Current portion of long-term debt	(300)	885	24,435	—	25,020
Notes payable	—	1,119	275	—	1,394

Total current liabilities	(24,793)	430,146	463,549	—	868,902
Intercompany payables (receivables)	1,072,418	(229,126)	(843,292)	—	—
Long-term debt	1,216,090	2,451	782,302	—	2,000,843
Deferred income tax liabilities	294,420	32,128	29,099	—	355,647
Other long-term liabilities	416,657	39,684	89,964	—	546,305
Minority interests	—	6,325	15,162	—	21,487
Total shareholders’ equity	616,543	2,264,115	1,713,441	(3,977,556)	616,543

Total liabilities and shareholders’ equity	$3,591,335	$2,545,723	$2,250,225	$(3,977,556)	$4,409,727

DOLE FOOD COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended March 25, 2006

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Operating activities
Cash flow provided by (used in) operating activities	$(37,505)	$(345)	$(71,268)	$—	$(109,118)

Investing activities
Proceeds from sales of assets	1	10	1,319	—	1,330
Capital additions	(547)	(13,472)	(10,187)	—	(24,206)
Repurchase of common stock in the going-private merger transaction	(100)	—	—	—	(100)

Cash flow used in investing activities	(646)	(13,462)	(8,868)	—	(22,976)

Financing activities
Short-term debt borrowings	—	7,614	51,052	—	58,666
Short-term debt repayments	—	(127)	(598)	—	(725)
Long-term debt borrowings	132,700	—	129,401	—	262,101
Long-term debt repayments	(104,700)	(172)	(103,420)	—	(208,292)
Capital contributions	28,390	—	—	—	28,390
Dividends paid to minority shareholders	—	(436)	(248)	—	(684)
Dividends paid	(3,400)	—	—	—	(3,400)

Cash flow provided by (used in) financing activities	52,990	6,879	76,187	—	136,056

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	1,166	—	1,166

Increase (decrease) in cash and cash equivalents	14,839	(6,928)	(2,783)	—	5,128
Cash and cash equivalents at beginning of period	12,698	(5,453)	41,567	—	48,812

Cash and cash equivalents at end of period	$27,537	$(12,381)	$38,784	$—	$53,940

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

DOLE FOOD COMPANY, INC.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Overview
      In the first quarter of 2006, Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) generated revenues of $1.4 billion, reflecting a 3% decrease compared to the prior year. Lower revenues were reported by the Company’s fresh fruit and fresh vegetables operating segments. The Company earned operating income of $23 million compared to $101.1 million earned in the prior year. Lower operating income was reported by all four of the Company’s primary operating segments. These results reflect higher production, shipping and distribution costs and the impact of unfavorable foreign currency exchange movements. The Company had a net loss of $5.9 million for the first quarter of 2006 compared to net income of $17.2 million in the first quarter of 2005.
Results of Operations
      Selected results of operations for the quarters ended March 25, 2006 and March 26, 2005 were as follows (in thousands):

	Quarter Ended

	March 25,	March 26,
	2006	2005

Revenues, net	$1,400,006	$1,442,133
Operating income	$22,995	$101,129
Interest income and other income (expense), net	$388	$4,025
Interest expense	$34,425	$36,059
Minority interests and equity in earnings of unconsolidated subsidiaries, net of income taxes	$(905)	$(1,480)
Income taxes	$(4,218)	$53,421
Net income (loss)	$(5,919)	$17,154
Revenues
      For the quarter ended March 25, 2006, revenues decreased 3% to $1.4 billion from $1.44 billion in the quarter ended March 26, 2005. The decrease is primarily due to lower sales in the Company’s fresh fruit and fresh vegetables segments. Fresh fruit sales decreased mainly due to lower sales in Dole’s European ripening and distribution operations. In the first quarter of 2006, Dole ended its commercial relationship with a significant customer of Saba Trading AB (“Saba”), which is part of the European ripening and distribution operations. Fresh fruit sales also were impacted by lower sales volumes of deciduous fruit in North America and lower banana pricing in Asia. Lower sales in the fresh vegetables segment were due to lower pricing in commodity vegetables and lower volumes of packaged salads. In addition, unfavorable foreign currency exchange movements in the Company’s foreign selling locations contributed to lower revenues. If foreign currency exchange rates in the Company’s significant foreign operations during the first quarter of 2006 had remained unchanged from those experienced in the first quarter of 2005, the Company estimates that its revenues would have been higher by approximately $50 million. These decreases were partially offset by higher volumes of bananas sold in Europe and North America, higher sales of packaged food products in North America and higher pricing and volumes in the fresh-cut flowers operations.
Operating Income
      For the quarter ended March 25, 2006, operating income decreased to $23 million from $101.1 million in the quarter ended March 26, 2005. The decrease was primarily attributable to lower operating results in all four of the Company’s operating segments. Higher product, distribution and shipping costs, which resulted primarily from higher commodity costs (including fuel and tinplate) continued to affect the Company’s operations. Operating income was also impacted by restructuring costs of $5.3 million incurred at Saba. Unfavorable foreign currency exchange movements also contributed to lower operating results. If foreign currency exchange rates in the Company’s significant foreign operations during the first quarter of 2006 had remained unchanged from those experienced in the first quarter of 2005, the Company estimates that its operating income would have been higher by approximately $17 million. Operating income in the first quarter of 2006 included realized foreign currency exchange gains of $1.1 million and foreign currency hedge gains of $0.7 million.
Interest Income and Other Income (Expense), Net
      For the quarter ended March 25, 2006, interest income and other income (expense), net was $0.4 million compared to $4 million in the prior year. The decrease was due to the change in unrealized foreign currency exchange losses of $3.9 million. During the first quarter of 2006, the Company’s Japanese yen denominated term loan and British pound sterling denominated vessel capital lease obligations generated foreign currency exchange losses of $0.7 million and $0.5 million, respectively, compared to a foreign currency exchange gain on the vessel capital lease obligations of $2.7 million during the first quarter of 2005.
Interest Expense
      Interest expense for the quarter ended March 25, 2006 was $34.4 million compared to $36.1 million in the quarter ended March 26, 2005. Interest expense decreased primarily as a result of lower overall effective borrowing rates due to the Company’s second quarter of 2005 refinancing and bond tender transactions.
Income Tax Expense
      Income tax benefit for the quarter ended March 25, 2006 of $4.2 million reflects the Company’s expected effective income tax rate of approximately 38.2% for the full fiscal year ending December 30, 2006. Income tax expense of $14.8 million for the quarter ended March 26, 2005, which excludes the $38.6 million impact of the repatriation of certain foreign earnings, reflects the Company’s then expected effective income tax rate of approximately 21% on earnings for the full fiscal year ended December 31, 2005. The increase in the expected tax rate for the full year of 2006 compared to the expected tax rate for the full year of 2005 is principally due to earnings from operations decreasing by a larger relative percentage than the associated taxes required to be provided on such earnings.
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

      Revenues from external customers and EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended

	March 25,	March 26,
	2006	2005

(In thousands)
Revenues from external customers:
Fresh fruit	$897,024	$939,527
Fresh vegetables	243,203	253,606
Packaged foods	195,947	190,290
Fresh-cut flowers	58,164	52,719
Other operating segments	5,668	5,991

	$1,400,006	$1,442,133

	Quarter Ended

	March 25,	March 26,
	2006	2005

(In thousands)
EBIT:
Fresh fruit	$20,223	$76,509
Fresh vegetables	4,560	19,204
Packaged foods	14,881	17,927
Fresh-cut flowers	(395)	4,558
Other operating segments	150	75

Total operating segments	39,419	118,273
Corporate	(15,131)	(11,639)
Interest expense	34,425	36,059

Income (loss) before income taxes	$(10,137)	$70,575

Fresh Fruit
      Fresh fruit revenues in the quarter ended March 25, 2006 decreased 5% to $897 million from $939.5 million in the quarter ended March 26, 2005. The decrease in fresh fruit revenues was primarily due to the following: lower sales in the European ripening and distribution operations, lower banana pricing in Asia, lower volumes of deciduous fruit sold in North America and lower volumes of pineapples sold in Asia. These factors were partially offset by higher volumes of bananas sold in Europe and North America. The increase in volumes of European bananas was related to the implementation by the European Union (“EU”) of a new “tariff only” import fee on bananas effective January 1, 2006 which ended volume restrictions applicable to Latin American imported bananas. In addition, unfavorable foreign currency exchange movements in the Company’s foreign selling locations contributed to lower revenues. If foreign currency exchange rates in the Company’s significant foreign operations during the first quarter of 2006 had remained unchanged from those experienced in the first quarter of 2005, the Company estimates that its fresh fruit revenues would have been higher by approximately $50 million.
      Fresh fruit EBIT in the quarter ended March 25, 2006 decreased to $20.2 million from $76.5 million in the quarter ended March 26, 2005. EBIT decreased primarily as a result of higher product costs that impacted worldwide banana and fresh pineapple operations and deciduous fruit sold in North America. There were also higher costs in the European banana business related to the new tariff fees imposed by the EU in connection with the new import regime. EBIT also decreased due to higher shipping and distribution costs across all businesses due to significantly higher fuel costs. In addition, the Company incurred restructuring costs of approximately $5.3 million at Saba. If foreign currency exchange rates in the Company’s significant fresh fruit foreign operations during the first quarter of 2006 had remained unchanged from those experienced in the first quarter of 2005, the Company estimates that fresh fruit EBIT would have been higher by approximately $15 million.
Fresh Vegetables
      Fresh vegetables revenues for the quarter ended March 25, 2006 decreased 4% to $243.2 million from $253.6 million in the quarter ended March 26, 2005. The decrease was due to lower pricing in the commodity vegetables business, primarily for celery and lettuce, and lower volumes of packaged salads sold in North America.
      Fresh vegetables EBIT for the quarter ended March 25, 2006 decreased to $4.6 million from $19.2 million in the quarter ended March 26, 2005. The decrease in EBIT was mainly attributable to the same factors that drove the decrease in sales as well as higher product and distribution costs in packaged salads.
Packaged Foods
      Packaged foods revenues for the quarter ended March 25, 2006 increased 3% to $195.9 million from $190.3 million in the quarter ended March 26, 2005. The increase in revenues was caused by higher pricing of fruit bowls, higher volumes of fruit parfaits due to its national retail rollout and higher volumes of pineapple concentrate sold in North America. These increases were partially offset by lower volumes of canned solid pineapple in Europe and lower volumes of pineapple concentrate in Japan.
      EBIT in the packaged foods segment for the quarter ended March 25, 2006 decreased to $14.9 million from $17.9 million in the quarter ended March 26, 2005. EBIT for the quarter decreased primarily as a result of higher product costs. In addition, selling and distribution costs increased due to higher fuel costs.
Fresh-Cut Flowers
      Fresh-cut flowers revenues for the quarter ended March 25, 2006 increased 10% to $58.2 million from $52.7 million in the quarter ended March 26, 2005. The increase in revenues was attributable to higher pricing and volumes in the retail market.
      EBIT in the fresh-cut flowers segment for the quarter ended March 25, 2006 decreased to a loss of $0.4 million from earnings of $4.6 million in the quarter ended March 26, 2005. The decrease in EBIT was primarily due to higher product costs related to outsourcing of production to meet sales demand, additional third party flower purchases and higher shipping and distribution costs.
Corporate
      Corporate EBIT was a loss of $15.1 million in the quarter ended March 25, 2006 compared to a loss of $11.6 million in the quarter ended March 26, 2005. The change in EBIT for the quarter was primarily due to higher general and administrative costs, lower foreign currency exchange gains associated with certain foreign denominated intercompany notes, which were settled during the first quarter of 2005, and an unrealized foreign currency exchange loss of $0.7 million related to the Company’s Japanese yen denominated term loan.
Liquidity and Capital Resources
      In the quarter ended March 25, 2006, cash flows used in operating activities were $109.1 million compared to cash flows used in operating activities of $44.9 million in the quarter ended March 26, 2005. Cash flows used in operating activities were $64.2 million higher, primarily due to lower net income and lower payables and accrued liabilities, which resulted from the 2005 accrual of income taxes payable related to the provision on repatriated foreign earnings, as well as the timing of payments. These factors were partially offset primarily by lower receivables associated with lower sales during the first quarter of 2006 as well as the timing of payments.

      Cash flows used in investing activities were approximately $23 million in the quarter ended March 25, 2006, compared to cash flows used of $59.4 million in the quarter ended March 26, 2005. The decrease in cash outflow during 2006 was primarily due to the first quarter 2005 payment of $47.1 million to Saba shareholders in connection with the Company’s purchase of the remaining 40% minority interest. This decrease in cash outflow was partially offset by higher capital expenditures of $8.8 million.
      Cash flows provided by financing activities increased to $136.1 million in the quarter ended March 25, 2006 compared to cash flows provided by financing activities of $89.6 million in the quarter ended March 26, 2005. The increase of $46.5 million is due to an equity contribution of $28.4 million made by Dole Holding Company, LLC in 2006 and higher current year debt borrowings of $20.4 million, net of repayments. These items were offset by a dividend of $3.4 million paid to Dole Holding Company, LLC during the first quarter of 2006.
      As of March 25, 2006, the Company had outstanding balances under its senior secured term loan facilities of approximately $698.9 million. During January 2006, the Company increased its revolving credit facilities from $300 million to $360 million. The Company had $192 million of outstanding borrowings under the $360 million revolving credit portion of the senior secured credit facilities, and after taking into account approximately $83.9 million of outstanding letters of credit and bank guarantees issued against these facilities, had approximately $84.1 million available for future borrowings under these facilities.
      On April 12, 2006, the Company completed an amendment and restatement of its senior secured credit facilities. The Company obtained $975 million of term loan facilities and $100 million in a pre-funded letter of credit facility. The proceeds of the term loans were used to repay the outstanding term loans under the Company’s existing senior secured credit facilities. In addition, the Company paid a dividend of $161 million to its immediate parent, Dole Holding Company, LLC, which proceeds were used to repay in full its Second Lien Senior Credit Facility. The terms and covenants under the new senior secured credit facilities are similar to those under the Company’s existing senior secured credit facilities except that the new facilities do not contain financial maintenance or maximum capital expenditure covenants.
      Additionally, the Company entered into a new asset based revolving credit facility of $350 million. The facility is secured and is subject to a borrowing base consisting of up to 85% of eligible accounts receivable plus a predetermined percentage of eligible inventory, as defined in the credit facility.
      The purposes of the refinancing include increasing the size of the Company’s revolving credit and letter of credit facilities and eliminating certain financial maintenance covenants, realizing currency gains arising out of the Company’s existing senior secured credit facilities, and refinancing of the higher-cost bank indebtedness of Dole Holding Company, LLC, at the lower-cost Dole Food Company, Inc. level.
      Provisions under the recently repaid senior secured credit facilities and the indentures to the Company’s senior notes and debentures required the Company to comply with certain financial covenants. These covenants include financial performance measures, as well as limitations on, among other things, indebtedness, investments, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. The Company obtained a waiver for certain covenants, with respect to the first quarter ended March 25, 2006. The Company was in compliance with the remaining covenants at March 25, 2006.
      The Company had a cash balance and available borrowings under the revolving credit facilities of $53.9 million and $84.1 million, respectively, at March 25, 2006. As a result of the April 2006 refinancing transaction, the Company had available borrowing capacity under the new revolving credit facility of $208.8 million as of April 21, 2006. The Company believes that its existing cash balance and available borrowing capacity under the new revolving credit facility together with its future cash flow from operations and access to capital markets will enable it to meet its working capital, capital expenditure, debt maturity and other commitments and funding requirements. Factors impacting the Company’s cash flow from operations include such items as commodity prices, interest rates and foreign currency exchange rates, among other things, as set forth in the Company’s Form 10-K for the fiscal year ended December 31, 2005 and in subsequent SEC filings.

Other Matters
      European Union Banana Import Regime: On January 1, 2006, the EU implemented a new “tariff only” import regime for bananas. The 2001 EC/ US Understanding on Bananas required the EU to implement a tariff only banana import system on or before January 1, 2006, and the EU’s banana regime change was therefore expected by that date.
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
      Income Tax Audits: The Company believes its tax positions comply with the applicable tax laws and that it is adequately provided for all tax-related matters. The Company is subject to examination by taxing authorities in the various jurisdictions in which it files tax returns. Specifically, the Company is routinely under examination by the Internal Revenue Service. The current examination includes the years 1995 through 2001. Matters raised upon audit may involve substantial amounts and could result in material cash payments if resolved unfavorably; however, the Company does not believe that any material payments will be made related to these matters within the next twelve months. In addition, the Company considers it unlikely that the resolution of these matters will have a material adverse effect on its results of operations.
      Honduran Tax Case: In 2005, the Company received a tax assessment from Honduras of approximately $137 million (including the claimed tax, penalty, and interest through the date of assessment) relating to the disposition of all of the Company’s interest in Cervecería Hondureña, S.A in 2001. The Company believes the assessment is without merit and filed an appeal with the Honduran tax authorities, which was denied. As a result of the denial in the administrative process, in order to negate the tax assessment, on August 5, 2005, the Company proceeded to the next stage of the appellate process by filing a lawsuit against the Honduran government, in the Honduran Administrative Tax Trial Court. The Honduran government is seeking dismissal of the lawsuit and attachment of assets, which the Company is challenging. No reserve has been provided for this assessment.
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

      During the first quarter of 2006, the Company incurred direct incremental expenses of $0.7 million related to Hurricane Katrina, bringing the total charge to $10.8 million. The total charge includes direct incremental expenses of $4.8 million, write-offs of owned assets with a net book value of $4.1 million and leased assets of $1.9 million representing amounts due to lessors. The Company maintains customary insurance for its property, including shipping containers, as well as for business interruption. During the first quarter of 2006, the Company collected $5.1 million from insurance carriers related to cargo and property damage bringing the total cash collected to $11.1 million. Subsequent to the first quarter of 2006, the Company collected an additional $0.4 million. The Company is continuing to work with its insurers to evaluate the extent of the costs incurred as a result of the hurricane damage and to determine the extent of the insurance coverage for that damage.
      Business Restructuring: In the first quarter of 2006, the commercial relationship substantially ended between Dole’s wholly-owned subsidiary, Saba, and Saba’s largest customer. Saba is a leading importer and distributor of fruit, vegetables and flowers in Scandinavia. Saba’s financial results are included in Dole’s fresh fruit reporting segment. Other than the expected charges described below, the loss of this customer’s business is not expected to be material to Dole’s ongoing earnings. In connection with this recent event, Dole plans on restructuring certain lines of Saba’s business and expects to incur related charges. Total costs incurred, consisting primarily of employee-related severance costs, amounted to approximately $5.3 million during the quarter ended March 25, 2006. The Company currently estimates that the total restructuring charges will approximate $18 million in the aggregate. However, the timing and exact amount of the charges are yet to be determined, as well as Dole’s potential contractual claims against this customer pending the results of current discussions.
Supplemental Financial Information
      The following financial information has been presented, as management believes that it is useful information to some readers of the Company’s condensed consolidated financial statements (in thousands):

	March 25,	December 31,
	2006	2005

Balance Sheet Data:
Total working capital (current assets less current liabilities)	$631,380	$534,663
Total assets	$4,536,611	$4,409,727
Total debt	$2,132,923	$2,027,257
Total shareholders’ equity	$645,019	$616,543

	Quarter Ended

	March 25,	March 26,
	2006	2005

Other Financial Data:
Net income (loss)	$(5,919)	$17,154
Interest expense	34,425	36,059
Income taxes	(4,218)	53,421
Depreciation and amortization	32,962	33,466

EBITDA	$57,250	$140,100
EBITDA margin	4.1%	9.7%
Capital expenditures	$22,352	$15,358
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
      This Management’s Discussion and Analysis contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements, which are based on management’s assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by the use of terms such as “anticipate”, “will”, “expect”, “believe”, “should” or similar expressions. The potential risks and uncertainties that could cause the Company’s actual results to differ materially from those expressed or implied herein are set forth in Item 1A and Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and include: weather-related phenomena; market responses to industry volume pressures; product and raw materials supplies and pricing; changes in interest and currency exchange rates; economic crises in developing countries; quotas, tariffs and other governmental actions and international conflict.
ITEM 3.  QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
      During the first quarter of 2006, the Company entered into additional foreign currency exchange forward contracts to reduce its risk related to anticipated dollar equivalent foreign currency cash flows. These hedges have been designated as effective hedges of cash flows as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Refer to Note 15 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a summary of the Company’s derivative financial instruments outstanding at December 31, 2005.
      At March 25, 2006, the outstanding notional amount of the Company’s euro participating forwards, Japanese yen forwards and participating forwards, Chilean peso participating forwards, Colombian peso forwards and Thai baht forwards totaled $149.8 million, $49.3 million, $18.6 million, $51.6 million and $40.9 million, respectively. The average strike prices of the Company’s euro participating forwards, Japanese yen forwards and participating forwards, Chilean peso participating forwards, Colombian peso forwards and Thai baht forwards were € 1.20, ¥112.6, CLP 522, COP 2,282.3 and THB 41.4, respectively.
      For the quarter ended March 25, 2006, there have been no material changes in the market risk disclosure presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, other than the transactions described above.
ITEM 4.  CONTROLS AND PROCEDURES
      An evaluation was carried out as of March 25, 2006 under the supervision and with the participation of Dole’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act (Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Dole’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported by management of Dole on a timely basis in order to comply with Dole’s disclosure obligations under the Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting
      There were no changes in Dole’s internal control over financial reporting during the quarter ended March 25, 2006 that have materially affected, or are reasonably likely to materially affect, Dole’s internal control over financial reporting.
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
      Currently there are 554 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP or seeking enforcement of Nicaraguan judgments. Seventeen of these lawsuits are currently pending in various jurisdictions in the United States. One case pending in Los Angeles Superior Court with 13 Nicaraguan plaintiffs has a trial date of January 24, 2007. Another case in Galveston, Texas with 1,463 claimants from 14 different countries has a trial planned for January 2007. The remaining cases are pending in Latin America and the Philippines, including 347 labor cases pending in Costa Rica under that country’s national insurance program. Claimed damages in DBCP cases worldwide total approximately $35.2 billion, with the lawsuits in Nicaragua representing approximately 85% of this amount. In almost all of the non-labor cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against the Company.
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

      Seventeen cases have resulted in judgments in Nicaragua: $489.4 million (nine cases consolidated with 468 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; $64.8 million (one case with 86 claimants) on June 15, 2004; $27.7 million (one case with 39 claimants) on March 17, 2005; $98.5 million (one case with 150 claimants) on August 8, 2005; and $46.4 million (one case with 62 claimants) on August 20, 2005. The Company has appealed all judgments to the Nicaragua Courts of Appeal, with the Company’s appeal of the August 8, 2005 $98.5 million judgment now activated by the court.
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
      European Union Antitrust Inquiry and U.S. Class Action Lawsuits: The European Commission (“EC”) is investigating alleged violations of European Union competition (antitrust) laws by banana and pineapple importers and distributors operating within the European Economic Area. On June 2 and 3, 2005, the EC conducted a search of certain of the Company’s offices in Europe. During this same period, the EC also conducted similar unannounced searches of other companies’ offices located in the European Union. The Company is cooperating with the EC and has responded to the EC’s information requests. Although no assurances can be given concerning the course or outcome of that EC investigation, the Company believes that it has not violated the European Union competition laws.
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
      Honduran Tax Case: In 2005, the Company received a tax assessment from Honduras of approximately $137 million (including the claimed tax, penalty, and interest through the date of assessment) relating to the disposition of all of the Company’s interest in Cervecería Hondureña, S.A in 2001. The Company believes the assessment is without merit and filed an appeal with the Honduran tax authorities, which was denied. As a result of the denial in the administrative process, in order to negate the tax assessment, on August 5, 2005, the Company proceeded to the next stage of the appellate process by filing a lawsuit against the Honduran government, in the Honduran Administrative Tax Trial Court. The Honduran government is seeking dismissal of the lawsuit and attachment of assets, which the Company is challenging. No reserve has been provided for this assessment.

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
      On March 23, 2006, Dole Food Company, Inc. filed a Current Report on Form 8-K which presented selected financial information released to lenders and potential lenders for the fiscal year ended December 31, 2005.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
May 8, 2006

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