Form 10-Q
period 2006-06-17
DOLE FOOD COMPANY INC
filed 2006-08-01
CIK 18169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 17, 2006

or

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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 28, 2006
Common Stock, $0.001 Par Value	1,000

DOLE FOOD COMPANY, INC.

INDEX

		Page
		Number

PART I	Financial Information
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Statements of Income — Quarters and Half Years Ended June 17, 2006 and June 18, 2005	3
	Condensed Consolidated Balance Sheets — June 17, 2006 and December 31, 2005	4
	Condensed Consolidated Statements of Cash Flows — Half Years Ended June 17, 2006 and June 18, 2005	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	35
PART II	Other Information
Item 1.	Legal Proceedings	35
Item 6.	Exhibits and Reports on Form 8-K	38
	Signatures	39
	Exhibit Index	40
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
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I.
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands)

	Quarter Ended		Half Year Ended
	June 17,	June 18,	June 17,	June 18,
	2006	2005	2006	2005

Revenues, net	$1,589,037	$1,526,351	$2,989,043	$2,968,484
Cost of products sold	1,407,448	1,305,559	2,676,993	2,531,745

Gross margin	181,589	220,792	312,050	436,739
Selling, marketing and general and administrative expenses	108,909	107,382	216,375	222,200

Operating income	72,680	113,410	95,675	214,539
Other income (expense), net	(4,029)	(40,933)	(5,115)	(37,983)
Interest income	1,705	970	3,179	2,045
Interest expense	40,007	32,398	74,432	68,457

Income before income taxes, minority interests and equity earnings	30,349	41,049	19,307	110,144
Income taxes	13,071	9,689	8,853	63,110
Minority interests, net of income taxes	101	647	718	1,146
Equity in earnings of unconsolidated subsidiaries, net of income taxes	(1,323)	(1,615)	(2,845)	(3,594)

Net income	$18,500	$32,328	$12,581	$49,482

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 17,	December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$51,303	$48,812
Receivables, net of allowances of $57,366 and $58,585, respectively	806,231	637,636
Inventories	632,613	623,497
Prepaid expenses	67,938	58,864
Deferred income tax assets	37,595	34,756

Total current assets	1,595,680	1,403,565
Investments	82,853	76,753
Property, plant and equipment, net of accumulated depreciation of $782,190 and $705,115, respectively	1,505,254	1,508,597
Goodwill	540,280	540,280
Intangible assets, net	724,680	726,700
Other assets, net	148,826	153,832

Total assets	$4,597,573	$4,409,727

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$461,552	$411,451
Accrued liabilities	447,812	431,037
Current portion of long-term debt	14,643	25,020
Notes payable	34,819	1,394

Total current liabilities	958,826	868,902
Long-term debt	2,205,767	2,000,843
Deferred income tax liabilities	355,634	355,647
Other long-term liabilities	556,541	546,305
Minority interests	20,947	21,487
Contingencies (Note 10)
Shareholders’ equity
Common stock — $0.001 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	468,422	440,032
Retained earnings	41,881	192,991
Accumulated other comprehensive loss	(10,445)	(16,480)

Total shareholders’ equity	499,858	616,543

Total liabilities and shareholders’ equity	$4,597,573	$4,409,727

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Half Year Ended
	June 17,	June 18,
	2006	2005

Operating activities
Net income	$12,581	$49,482
Adjustments to reconcile net income to cash flow provided by (used in) operating activities:
Depreciation and amortization	66,656	67,779
Foreign currency exchange loss (gain)	3,051	(3,648)
Asset write-offs and gain on sale of assets, net	(215)	(3,041)
Minority interests and equity earnings, net	(2,127)	(2,448)
Deferred income taxes	(3,447)	(750)
Premiums paid on early retirement of debt	—	33,047
Pension and other post-retirement benefit plan expense	6,688	6,790
Write-off of debt issuance costs	8,133	10,722
Amortization of debt issuance costs	2,174	3,289
Other	1,741	2,647
Changes in operating assets and liabilities:
Receivables	(174,637)	(154,887)
Inventories	(6,416)	(24,703)
Prepaid expenses and other assets	(7,982)	(7,682)
Accounts payable	31,675	123,167
Accrued liabilities	13,415	(22,451)
Other long-term liabilities	5,539	(3,627)

Cash flow provided by (used in) operating activities	(43,171)	73,686
Investing activities
Proceeds from sales of assets	2,285	7,006
Acquisitions and investments	—	(51,010)
Capital additions	(44,724)	(44,478)
Repurchase of common stock in the going-private merger transaction	(100)	(349)

Cash flow used in investing activities	(42,539)	(88,831)
Financing activities
Short-term debt borrowings	51,360	6,971
Short-term debt repayments	(18,421)	(21,621)
Long-term debt borrowings, net of debt issuance costs	1,562,061	1,190,649
Long-term debt repayments	(1,378,558)	(1,155,052)
Capital contributions	28,390	—
Dividends paid to minority shareholders	(1,296)	(2,382)
Dividends paid to parent	(163,691)	(12,300)

Cash flow provided by financing activities	79,845	6,265

Effect of foreign currency exchange rate changes on cash and cash equivalents	8,356	(1,761)

Increase (decrease) in cash and cash equivalents	2,491	(10,641)
Cash and cash equivalents at beginning of period	48,812	79,217

Cash and cash equivalents at end of period	$51,303	$68,576

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) include all adjustments necessary, which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows. The Company operates under a 52/53-week year. The quarters ended June 17, 2006 and June 18, 2005 are twelve weeks in duration. For a summary of significant accounting policies and additional information relating to the Company’s financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2005.

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

Certain amounts in the prior year financial statements and related footnotes have been reclassified to conform with the 2006 presentation.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

During June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is in the process of evaluating the impact of this interpretation.

3.	INCOME TAXES

Income tax expense for the half year ended June 17, 2006 of $8.9 million reflects the Company’s expected effective income tax rate of approximately 45.9% for the full fiscal year ending December 30, 2006. Income tax expense for the half year ended June 18, 2005 of approximately $24 million, which excludes the $39.1 million impact of the repatriation of certain foreign earnings, reflects the Company’s then expected effective income tax rate of approximately 21% for the full fiscal year ended December 31, 2005.

For 2005, the Company’s effective income tax rate differs from the U.S. federal statutory rate primarily due to earnings from operations being taxed in foreign jurisdictions at a net effective rate lower than the U.S. rate. For 2006, the Company’s effective income tax rate is higher than the U.S. federal statutory rate primarily due to the accrual of tax related contingencies partially offset by earnings from foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate. Other than the taxes provided on the $570 million of repatriated foreign earnings, no U.S. taxes have been provided on foreign earnings because such earnings are intended to be indefinitely invested outside the U.S.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During the second quarter of fiscal 2005, the Company repatriated $570 million of earnings from its foreign subsidiaries, of which approximately $489 million qualified for the 85% dividends received deduction under Section 965.

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

Internal Revenue Service Audit:  On June 29, 2006, the IRS completed an examination of the Company’s federal income tax returns for the years 1995 to 2001 and issued a Revenue Agent’s Report (“RAR”) that includes various proposed adjustments. The net tax deficiency associated with the RAR is $175 million, plus interest and penalties. The Company timely filed a protest letter contesting the proposed adjustments contained in the RAR on July 6, 2006 and will pursue resolution of these issues with the Appeals Division of the IRS. The Company believes that its U.S. federal income tax returns were completed in accordance with applicable laws and regulations and disagrees with the proposed adjustments. The Company also believes that it is adequately reserved with respect to this matter. Management does not believe that any material payments will be made related to these matters within the next twelve months. In addition, management considers it unlikely that the resolution of these matters will have a material adverse effect on its results of operations.

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

4.	INVENTORIES

The major classes of inventories were as follows (in thousands):

	June 17,	December 31,
	2006	2005

Finished products	$314,931	$290,593
Raw materials and work in progress	155,208	145,146
Crop-growing costs	109,301	139,271
Operating supplies and other	53,173	48,487

	$632,613	$623,497

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill has been allocated to the Company’s reporting segments as follows (in thousands):

	Fresh	Fresh	Packaged	Fresh-cut
	Fruit	Vegetables	Foods	Flowers	Other	Total

Balance as of June 17, 2006 and December 31, 2005	$376,355	$97,868	$66,057	$—	$—	$540,280

Details of the Company’s intangible assets were as follows (in thousands):

	June 17,	December 31,
	2006	2005

Amortized intangible assets:
Customer relationships	$38,501	$38,501
Other amortized intangible assets	9,174	9,064

	47,675	47,565
Accumulated amortization — customer relationships	(10,914)	(9,219)
Other accumulated amortization	(6,599)	(6,164)

Accumulated amortization — intangible assets	(17,513)	(15,383)

Intangible assets, net	30,162	32,182
Unamortized intangible assets:
Trademark, trade names and other related intangibles	694,518	694,518

Total intangible assets, net	$724,680	$726,700

Amortization expense of intangible assets for the quarter and half year ended June 17, 2006 was $1 million and $2 million, respectively. Amortization expense of intangible assets for the quarter and half year ended June 18, 2005 was $2.7 million and $5.5 million, respectively. As of June 17, 2006, the estimated remaining amortization expense associated with the Company’s intangible assets for the remainder of 2006 and in each of the next four fiscal years is as follows (in thousands):

Fiscal Year	Amount

2006	$2,328
2007	$3,677
2008	$3,677
2009	$3,677
2010	$3,677

The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, during the second quarter of fiscal 2006. This review indicated no impairment to goodwill or any of the Company’s indefinite-lived intangible assets.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.	NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following amounts (in thousands):

	June 17,	December 31,
	2006	2005

Unsecured debt:
8.625% notes due 2009	$350,000	$350,000
7.25% notes due 2010	400,000	400,000
8.875% notes due 2011	200,000	200,000
8.75% debentures due 2013	155,000	155,000
Secured debt:
Revolving credit facilities	51,200	137,000
Term loan facilities	975,000	698,149
Contracts and notes due 2006 — 2010, at a weighted-average interest rate of 6.85% (6.86% in 2005)	5,975	5,952
Capital lease obligations	84,305	80,971
Unamortized debt discount	(1,070)	(1,209)
Notes payable	34,819	1,394

	2,255,229	2,027,257
Current maturities	(49,462)	(26,414)

	$2,205,767	$2,000,843

The Company amortized deferred debt issuance costs of $1.1 million and $2.2 million during the quarter and half year ended June 17, 2006, respectively. The Company amortized deferred debt issuance costs of $1.4 million and $3.3 million during the quarter and half year ended June 18, 2005, respectively.

On April 12, 2006, the Company completed an amendment and restatement of its senior secured credit facilities. The Company obtained $975 million of term loan facilities (consisting of $225 million related to “Term Loan B” and $750 million related to “Term Loan C”) and $100 million in a pre-funded letter of credit facility. The proceeds of the term loans were used to repay the outstanding term loans under the Company’s then existing senior secured credit facilities which consisted of Term Loan A (denominated in Japanese yen) and Term Loan B. In addition, the Company paid a dividend of $160 million during the second quarter of 2006 to its immediate parent, Dole Holding Company, LLC, which proceeds were used to repay its Second Lien Senior Credit Facility. The weighted average variable interest rate at June 17, 2006 for the term loan facilities was 7.1%.

In addition, the Company entered into a new asset based revolving credit facility (“ABL revolver”) of $350 million. The facility is secured and is subject to a borrowing base consisting of up to 85% of eligible accounts receivable plus a predetermined percentage of eligible inventory, as defined in the credit facility. As of June 17, 2006, the ABL revolver balance outstanding was $51.2 million. The weighted average variable interest rate at June 17, 2006, for the asset based revolving credit facility was 8%.

In connection with the April 2006 refinancing transaction, the Company wrote-off deferred debt issuance costs of $8.1 million. The Company also recognized a gain of $6.5 million related to the settlement of its interest rate swap associated with Term Loan A. These amounts were recorded to other income (expense) in the condensed consolidated statements of income.

After taking into account approximately $3.2 million of outstanding letters of credit issued under the ABL revolver, the Company had approximately $273 million available for borrowings as of June 17, 2006. In addition,

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

the Company has approximately $83.7 million of letters of credit and bond guarantees outstanding under its pre-funded letter of credit facility.

The terms and covenants under the new senior secured credit facilities are similar to those under the Company’s previous senior secured credit facilities except that the new facilities do not contain certain financial maintenance or maximum capital expenditure covenants. The Company was in compliance with all applicable covenants at June 17, 2006.

During June 2006, the Company entered into an interest rate swap agreement in order to hedge future changes in interest rates. This agreement effectively converted $320 million of borrowings under Term Loan C, which is variable-rate debt, to a fixed rate basis through June 2011. The interest rate swap fixed the interest rate at 7.24%. The fair value of the swap was $0.6 million at June 17, 2006. Simultaneously, the Company executed a cross currency swap to synthetically convert $320 million of Term Loan C into Japanese yen denominated debt in order to effectively lower the U.S. dollar fixed interest rate of 7.24% to a Japanese yen interest rate of 3.60%. Since the cross currency swap does not qualify for hedge accounting, all gains and losses are recorded through other income (expense) in the condensed consolidated statements of income.

7.	SHAREHOLDERS’ EQUITY

Comprehensive Income

The components of comprehensive income were as follows in each period (in thousands):

	Quarter Ended
	June 17,	June 18,
	2006	2005

Net income	$18,500	$32,328
Unrealized foreign currency exchange translation gain (loss)	9,986	(11,813)
Reclassification of realized cash flow hedging gains to net income	(5,307)	(532)
Unrealized net gain (loss) on cash flow hedging instruments	(8,049)	3,521

Comprehensive income	$15,130	$23,504

	Half Year Ended
	June 17,	June 18,
	2006	2005

Net income	$12,581	$49,482
Unrealized foreign currency exchange translation gain (loss)	12,264	(19,459)
Reclassification of realized cash flow hedging gains to net income	(6,578)	(638)
Unrealized net gain on cash flow hedging instruments	349	2,875

Comprehensive income	$18,616	$32,260

Capital Contribution

On March 3, 2006, DHM Holding Company, Inc. (“HoldCo”) executed a $150 million senior secured term loan agreement. In March 2006, HoldCo contributed $28.4 million to its wholly-owned subsidiary, Dole Holding Company, LLC, the Company’s immediate parent, which contributed the funds to the Company. The Company intends to return this entire amount back to Dole Holding Company, LLC by the end of 2006 for further return to HoldCo.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Dividends

During the half year ended June 17, 2006, the Company declared and paid dividends of $163.7 million to Dole Holding Company, LLC. For the quarter ended June 17, 2006, dividends declared and paid were $160.3 million.

During the quarter and half year ended June 18, 2005, the Company declared dividends of $74 million to its parent company, Dole Holding Company, LLC, of which $12.3 million was paid. The dividends were a return of the capital contribution made to the Company by Dole Holding Company, LLC, in 2004. The remaining balance of $61.7 million was paid during the third quarter of 2005.

The Company’s ability to declare future dividends is limited under the terms of its senior secured credit facilities and bond indentures.

8.	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for the Company’s U.S. and international pension plans and other postretirement benefit (“OPRB”) plans were as follows (in thousands):

	U.S. Pension Plans		Foreign Pension Plans		OPRB Plans
	Quarter Ended		Quarter Ended		Quarter Ended
	June 17,	June 18,	June 17,	June 18,	June 17,	June 18,
	2006	2005	2006	2005	2006	2005

Components of net periodic benefit cost:
Service cost	$408	$438	$853	$734	$65	$32
Interest cost	3,918	4,063	1,428	1,179	900	758
Expected return on plan assets	(4,159)	(4,172)	(83)	(76)	—	—
Amortization of:
Unrecognized net loss (gain)	145	199	50	41	(26)	5
Unrecognized prior service cost (benefit)	—	1	16	14	(211)	(320)
Unrecognized net transition obligation	—	—	10	11	—	—

	$312	$529	$2,274	$1,903	$728	$475

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	U.S. Pension Plans		Foreign Pension Plans		OPRB Plans
	Half Year Ended		Half Year Ended		Half Year Ended
	June 17,	June 18,	June 17,	June 18,	June 17,	June 18,
	2006	2005	2006	2005	2006	2005

Components of net periodic benefit cost:
Service cost	$816	$876	$1,731	$1,624	$130	$51
Interest cost	7,836	8,126	2,889	2,491	1,800	1,927
Expected return on plan assets	(8,318)	(8,343)	(168)	(154)	—	—
Amortization of:
Unrecognized net loss (gain)	290	397	103	76	(52)	10
Unrecognized prior service cost (benefit)	—	2	27	29	(422)	(345)
Unrecognized net transition obligation	—	—	26	23	—	—

	$624	$1,058	$4,608	$4,089	$1,456	$1,643

Under the Internal Revenue Service funding requirements, no contribution will be required for 2006. However, the Company may make contributions to its U.S. qualified plan in 2006 at its election. Contributions to the qualified U.S. pension plan in excess of the minimum funding requirements are voluntary and may change depending on the Company’s operating performance or at management’s discretion. During the first half of 2006, the Company did not make any voluntary pension contributions to its qualified U.S. pension plan.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Revenues from external customers and EBIT for the reportable operating segments and corporate were as follows (in thousands):

	Quarter Ended		Half Year Ended
	June 17,	June 18,	June 17,	June 18,
	2006	2005	2006	2005

Revenues from external customers:
Fresh fruit	$1,003,909	$984,077	$1,900,933	$1,923,604
Fresh vegetables	304,403	290,223	547,606	543,829
Packaged foods	221,723	195,363	417,670	385,653
Fresh-cut flowers	44,869	44,360	103,033	97,079
Other operating segments	14,133	12,328	19,801	18,319

	$1,589,037	$1,526,351	$2,989,043	$2,968,484

EBIT:
Fresh fruit	$52,470	$94,957	$72,693	$171,466
Fresh vegetables	11,791	10,670	16,351	29,874
Packaged foods	22,002	20,792	36,883	38,719
Fresh-cut flowers	(5,083)	(666)	(5,478)	3,892
Other operating segments	423	438	573	513

Total operating segments	81,603	126,191	121,022	244,464
Corporate	(10,025)	(51,776)	(25,156)	(63,415)
Interest expense	40,007	32,398	74,432	68,457

Income before income taxes	$31,571	$42,017	$21,434	$112,592

A majority of the Company’s equity earnings in unconsolidated subsidiaries, which have been included in EBIT in the table above, relate to the fresh fruit operating segment.

Total assets for the reportable operating segments and corporate were as follows (in thousands):

	June 17,	December 31,
	2006	2005

Fresh fruit	$2,446,082	$2,301,090
Fresh vegetables	473,448	451,490
Packaged foods	668,134	639,999
Fresh-cut flowers	151,790	153,565
Other operating segments	21,214	12,478

Total operating segments	3,760,668	3,558,622
Corporate	836,905	851,105

	$4,597,573	$4,409,727

10.	CONTINGENCIES

The Company is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to the Company’s operations. At June 17, 2006, guarantees of $1.9 million consisted primarily of amounts advanced under

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

third party bank agreements to independent growers that supply the Company with product. The Company has not historically experienced any significant losses associated with these guarantees.

In connection with the April 2006 refinancing transaction, the Company obtained a $100 million pre-funded letter of credit facility. As of June 17, 2006, letters of credit and bank guarantees outstanding under this facility totaled $83.7 million. In addition, the Company issues letters of credit and bonds through major banking institutions, insurance companies and its ABL revolver as required by certain regulatory authorities, vendor and other operating agreements. As of June 17, 2006, total letters of credit and bonds outstanding under these arrangements were $29.2 million.

As part of its normal business activities, the Company and its subsidiaries also provide guarantees to various regulatory authorities, primarily in Europe, in order to comply with foreign regulations when operating businesses overseas. These guarantees relate to customs duties and banana import license fees that were granted to the European Union member states’ agricultural authority. These guarantees are obtained from commercial banks in the form of letters of credit or bank guarantees, primarily issued under the Company’s pre-funded letter of credit facility.

The Company also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. The Company guaranteed $150.4 million of its subsidiaries’ obligations to their suppliers and other third parties as of June 17, 2006.

The Company has change of control agreements with certain key executives, under which severance payments and benefits would become payable in the event of specified terminations of employment following a change of control (as defined) of the Company. These agreements are more fully described in Item 11 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Currently there are 570 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP or seeking enforcement of Nicaraguan judgments. Twenty-five of these lawsuits (increased from 17 as of March 25, 2006) are currently pending in various jurisdictions in the United States; the increase results from a redistribution of claimants by plaintiffs’ counsel. One case pending in Los Angeles Superior Court with 13 Nicaraguan plaintiffs has a trial date of January 24, 2007. Another case in Galveston, Texas with 439 claimants from Costa Rica has a trial planned for January 2007. The remaining cases are pending in Latin America and the Philippines, including 347 labor cases pending in Costa Rica under that country’s national insurance program. Claimed damages in DBCP cases worldwide total approximately $37.5 billion, with lawsuits in Nicaragua representing approximately 85% of this amount. In almost all of the non-labor cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against the Company.

In Nicaragua, 175 cases are currently filed in various courts throughout the country, with all but one of the lawsuits brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional.

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

There are 32 active cases currently pending in civil courts in Managua (14), Chinandega (16) and Puerto Cabezas (2), all of which have been brought under Law 364 except for one of the cases pending in Chinandega. Six of the active cases pending before the court in Chinandega have been consolidated for trial, which seeks $3.4 billion on behalf of 1,708 claimants. Trial in this consolidated case commenced November 25, 2005. In the 31 active cases under Law 364, except for six cases in Chinandega and four cases in Managua — where the Company has not yet been ordered to answer, the Company has sought to have the cases returned to the United States pursuant to Law 364. Notwithstanding, the Chinandega courts have denied the Company’s request in seven cases (six of which are consolidated) pending there; the Managua court denied the Company’s request in one of the cases pending there; and the court in Puerto Cabezas denied the Company’s request in the two cases there. The Company’s requests in nine of the cases in Managua are still pending; and the Company expects to make similar requests in the remaining four cases at the appropriate time. The Company has appealed the two decisions of the court in Puerto Cabezas, the decision of the court in Managua and the seven decisions of the courts in Chinandega.

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

Claimants have also indicated their intent to seek enforcement of the Nicaraguan judgments in Colombia, Ecuador, Venezuela and other countries in Latin America and elsewhere, including the United States. In Venezuela, the claimants are attempting to enforce five of the Nicaraguan judgments in that country’s Supreme Court: $489.4 million (December 11, 2002); $82.9 million (February 25, 2004); $15.7 million (May 25, 2004); $56.5 million (June 14, 2004); and $64.8 million (June 15, 2004). An action filed to enforce the $27.7 million Nicaraguan judgment (March 17, 2005) in the Colombian Supreme Court was dismissed. In Ecuador, the claimants

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

attempted to enforce the five Nicaraguan judgments issued between February 25, 2004 through June 15, 2004 in the Ecuador Supreme Court. The First, Second and Third Chambers of the Ecuador Supreme Court issued rulings refusing to consider those enforcement actions on the ground that the Supreme Court was not a court of competent jurisdiction for enforcement of a foreign judgment. The plaintiffs subsequently refiled those five enforcement actions in the civil court in Guayaquil, Ecuador. Two of these subsequently filed enforcement actions have been dismissed by the 3rd Civil Court — $15.7 million (May 25, 2004) — and the 12th Civil Court — $56.5 million (June 14, 2004) — in Guayaquil; plaintiffs have sought reconsideration of those dismissals. The remaining three enforcement actions are still pending.

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

During the first half of 2006, the Company incurred direct incremental expenses of $1.2 million related to Hurricane Katrina, bringing the total charge to $11.3 million. The total charge includes direct incremental expenses of $5.1 million, write-offs of owned assets with a net book value of $4.1 million and leased assets of $2.1 million representing amounts due to lessors. The Company maintains customary insurance for its property, including shipping containers, as well as for business interruption. During the first half of 2006, the Company collected $5.8 million from insurance carriers related to cargo and property damage bringing the total cash collected to $11.8 million. The Company is continuing to work with its insurers to evaluate the extent of the costs incurred as a result of the hurricane damage and to determine the extent of the insurance coverage for that damage.

12.	BUSINESS RESTRUCTURING

During the first quarter of 2006, the commercial relationship substantially ended between Dole’s wholly owned subsidiary, Saba Trading AB (“Saba”), and Saba’s largest customer. Saba is a leading importer and distributor of fruit, vegetables and flowers in Scandinavia. Saba’s financial results are included in Dole’s fresh fruit reporting segment. Other than the expected charges described below, the loss of this customer’s business is not expected to be material to Dole’s ongoing earnings. In connection with this recent event, Dole plans on restructuring certain lines of Saba’s business and expects to incur approximately $15 million of total related costs. Total costs incurred as of June 17, 2006, amounted to approximately $8.9 million, of which $6.4 million is included in cost of products sold and $2.5 million is included in selling, marketing, and general and administrative expenses in the Condensed Consolidated Statement of Income. The costs incurred consist of $7.3 million of employee severance costs, $1.3 million of contractual lease obligations and $0.3 million of fixed asset write-offs. The $7.3 million of employee severance costs relate to 225 employees. As of June 17, 2006, the remaining amounts of accrued employee severance costs and contractual lease obligations were $5.4 million and $0.7 million, respectively. The Company expects to pay these remaining balances by the end of 2006. The Company currently estimates that the remaining $6 million of restructuring costs, primarily related to employee severance and contractual lease obligations, will be incurred during the third quarter of 2006 and paid by the end of 2006. In addition, Dole’s potential contractual claims against this customer are pending the results of current discussions.

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

As of January 1, 2006, Dole Packaged Frozen Foods, Inc. was converted to a limited liability company. In addition, the assets and liabilities of the Dole Packaged Foods division were contributed to Dole Packaged Frozen Foods, Inc., and the combined entity was renamed Dole Packaged Foods, LLC. Prior to January 1, 2006, Dole Packaged Foods was included as a division of Dole Food Company, Inc. for all guarantor financial statements presented. Subsequent to the change in structure effective January 1, 2006, Dole Packaged Foods, LLC is presented as a Guarantor for disclosure purposes in the accompanying condensed consolidated financial statements for the quarter and half year ended June 17, 2006.

The following are condensed consolidating statements of income of the Company for the quarters and half years ended June 17, 2006 and June 18, 2005; condensed consolidating balance sheets as of June 17, 2006 and December 31, 2005; and condensed consolidating statements of cash flows for the half years ended June 17, 2006 and June 18, 2005.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Quarter Ended June 17, 2006

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$15,405	$762,337	$1,109,081	$(297,786)	$1,589,037
Cost of products sold	13,323	679,665	1,006,561	(292,101)	1,407,448

Gross margin	2,082	82,672	102,520	(5,685)	181,589
Selling, marketing and general and administrative expenses	11,742	48,335	54,517	(5,685)	108,909

Operating income	(9,660)	34,337	48,003	—	72,680
Equity in subsidiary income	37,191	29,928	—	(67,119)	—
Other income (expense), net	(3,205)	—	(824)	—	(4,029)
Interest income	558	116	1,031	—	1,705
Interest expense	26,558	83	13,366	—	40,007

Income (loss) before income taxes, minority interests and equity earnings	(1,674)	64,298	34,844	(67,119)	30,349
Income taxes	(20,210)	27,610	5,671	—	13,071
Minority interests, net of income taxes	36	(142)	207	—	101
Equity in earnings of unconsolidated subsidiaries, net of income taxes	—	47	(1,370)	—	(1,323)

Net income	$18,500	$36,783	$30,336	$(67,119)	$18,500

For the Quarter Ended June 18, 2005

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$125,896	$597,623	$1,081,659	$(278,827)	$1,526,351
Cost of products sold	93,115	554,183	932,777	(274,516)	1,305,559

Gross margin	32,781	43,440	148,882	(4,311)	220,792
Selling, marketing and general and administrative expenses	28,037	31,331	52,325	(4,311)	107,382

Operating income	4,744	12,109	96,557	—	113,410
Equity in subsidiary income	97,586	87,213	—	(184,799)	—
Other income (expense), net	(43,699)	549	2,217	—	(40,933)
Interest income	119	17	834	—	970
Interest expense	25,112	70	7,216	—	32,398

Income before income taxes, minority interests and equity earnings	33,638	99,818	92,392	(184,799)	41,049
Income taxes	1,016	2,411	6,262	—	9,689
Minority interests, net of income taxes	294	186	167	—	647
Equity in earnings of unconsolidated subsidiaries, net of income taxes	—	(70)	(1,545)	—	(1,615)

Net income	$32,328	$97,291	$87,508	$(184,799)	$32,328

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Half Year Ended June 17, 2006

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$26,734	$1,464,989	$2,110,002	$(612,682)	$2,989,043
Cost of products sold	23,019	1,311,843	1,945,989	(603,858)	2,676,993

Gross margin	3,715	153,146	164,013	(8,824)	312,050
Selling, marketing and general and administrative expenses	27,240	93,398	104,561	(8,824)	216,375

Operating income	(23,525)	59,748	59,452	—	95,675
Equity in subsidiary income	54,516	25,198	—	(79,714)	—
Other income (expense), net	(3,206)	—	(1,909)	—	(5,115)
Interest income	744	195	2,240	—	3,179
Interest expense	50,676	157	23,599	—	74,432

Income (loss) before income taxes, minority interests and equity earnings	(22,147)	84,984	36,184	(79,714)	19,307
Income taxes	(34,800)	31,507	12,146	—	8,853
Minority interests, net of income taxes	72	112	534	—	718
Equity in earnings of unconsolidated subsidiaries, net of income taxes	—	(403)	(2,442)	—	(2,845)

Net income	$12,581	$53,768	$25,946	$(79,714)	$12,581

For the Half Year Ended June 18, 2005

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$253,155	$1,181,056	$2,118,658	$(584,385)	$2,968,484
Cost of products sold	188,610	1,073,820	1,846,933	(577,618)	2,531,745

Gross margin	64,545	107,236	271,725	(6,767)	436,739
Selling, marketing and general and administrative expenses	60,324	59,255	109,388	(6,767)	222,200

Operating income	4,221	47,981	162,337	—	214,539
Equity in subsidiary income	183,943	152,248	—	(336,191)	—
Other income (expense), net	(43,700)	550	5,167	—	(37,983)
Interest income	145	75	1,825	—	2,045
Interest expense	57,057	112	11,288	—	68,457

Income before income taxes, minority interests and equity earnings	87,552	200,742	158,041	(336,191)	110,144
Income taxes	37,482	17,447	8,181	—	63,110
Minority interests, net of income taxes	588	212	346	—	1,146
Equity in earnings of unconsolidated subsidiaries, net of income taxes	—	(297)	(3,297)	—	(3,594)

Net income	$49,482	$183,380	$152,811	$(336,191)	$49,482

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 17, 2006

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
ASSETS
Cash and cash equivalents	$13,558	$(9,448)	$47,193	$—	$51,303
Receivables, net of allowances	84,574	179,420	542,237	—	806,231
Inventories	6,564	246,348	379,701	—	632,613
Prepaid expenses	3,241	12,648	52,049	—	67,938
Deferred income tax assets	9,185	24,778	3,632	—	37,595

Total current assets	117,122	453,746	1,024,812	—	1,595,680
Investments	2,472,295	1,746,068	81,192	(4,216,702)	82,853
Property, plant and equipment, net	297,193	382,848	825,213	—	1,505,254
Goodwill	—	163,925	376,355	—	540,280
Intangible assets, net	690,242	32,490	1,948	—	724,680
Other assets, net	30,282	9,075	109,469	—	148,826

Total assets	$3,607,134	$2,788,152	$2,418,989	$(4,216,702)	$4,597,573

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$2,817	$141,917	$316,818	$—	$461,552
Accrued liabilities	70,330	187,670	189,812	—	447,812
Current portion of long-term debt	1,950	1,005	11,688	—	14,643
Notes payable	—	1,395	33,424	—	34,819

Total current liabilities	75,097	331,987	551,742	—	958,826
Intercompany payables (receivables)	946,232	(96,661)	(849,571)	—	—
Long-term debt	1,378,180	2,483	825,104	—	2,205,767
Deferred income tax liabilities	284,587	40,283	30,764	—	355,634
Other long-term liabilities	423,180	40,029	93,332	—	556,541
Minority interests	—	5,400	15,547	—	20,947
Total shareholders’ equity	499,858	2,464,631	1,752,071	(4,216,702)	499,858

Total liabilities and shareholders’ equity	$3,607,134	$2,788,152	$2,418,989	$(4,216,702)	$4,597,573

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Half Year Ended June 17, 2006

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Operating activities
Cash flow provided by (used in) operating activities	$(20,921)	$17,898	$(40,148)	$—	$(43,171)

Investing activities
Proceeds from sales of assets	168	97	2,020	—	2,285
Capital additions	(680)	(20,948)	(23,096)	—	(44,724)
Repurchase of common stock in the going-private merger transaction	(100)	—	—	—	(100)

Cash flow used in investing activities	(612)	(20,851)	(21,076)	—	(42,539)

Financing activities
Short-term debt borrowings	—	(6)	51,366	—	51,360
Short-term debt repayments	—	(752)	(17,669)	—	(18,421)
Long-term debt borrowings	654,383	565	907,113	—	1,562,061
Long-term debt repayments	(496,689)	(412)	(881,457)	—	(1,378,558)
Capital contributions	28,390	—	—	—	28,390
Dividends paid to minority shareholders	—	(437)	(859)	—	(1,296)
Dividends paid	(163,691)	—	—	—	(163,691)

Cash flow provided by (used in) financing activities	22,393	(1,042)	58,494	—	79,845

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	8,356	—	8,356

Increase (decrease) in cash and cash equivalents	860	(3,995)	5,626	—	2,491
Cash and cash equivalents at beginning of period	12,698	(5,453)	41,567	—	48,812

Cash and cash equivalents at end of period	$13,558	$(9,448)	$47,193	$—	$51,303

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Half Year Ended June 18, 2005

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Operating activities
Cash flow provided by operating activities	$550,925	$587,892	$71,582	$(1,136,713)	$73,686

Investing activities
Proceeds from sales of assets	1,651	80	5,275	—	7,006
Investments and acquisitions	—	—	(51,010)	—	(51,010)
Capital additions	(1,916)	(14,033)	(28,529)	—	(44,478)
Repurchase of common stock in the going-private merger transaction	(349)	—	—	—	(349)

Cash flow used in investing activities	(614)	(13,953)	(74,264)	—	(88,831)

Financing activities
Short-term debt borrowings	—	663	6,308	—	6,971
Short-term debt repayments	—	(15,313)	(6,308)	—	(21,621)
Long-term debt borrowings	287,400	434	902,815	—	1,190,649
Long-term debt repayments	(815,447)	(349)	(339,256)	—	(1,155,052)
Intercompany dividends	—	(566,713)	(570,000)	1,136,713	—
Dividends paid to minority shareholders	—	(1,545)	(837)	—	(2,382)
Dividends paid	(12,300)	—	—	—	(12,300)

Cash flow used in financing activities	(540,347)	(582,823)	(7,278)	1,136,713	6,265

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1,761)	—	(1,761)

Increase (decrease) in cash and cash equivalents	9,964	(8,884)	(11,721)	—	(10,641)
Cash and cash equivalents at beginning of period	9,236	3,279	66,702	—	79,217

Cash and cash equivalents at end of period	$19,200	$(5,605)	$54,981	$—	$68,576

DOLE FOOD COMPANY, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

For the second quarter of 2006, Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) generated revenues of $1.59 billion, reflecting a 4% increase compared to the prior year. Higher revenues were reported in all four of the Company’s operating segments. The Company earned operating income of $72.7 million compared to $113.4 million earned in the prior year. Operating income decreased due to lower earnings in the Company’s fresh fruit and fresh-cut flowers operating segments as a result of higher production, shipping and distribution costs and the impact of unfavorable foreign currency exchange movements. Net income was $18.5 million for the second quarter of 2006 compared to $32.3 million in the second quarter of 2005.

For the first half of 2006, the Company generated revenues of $2.99 billion, reflecting a 1% increase compared to the prior year. Higher revenues were due to sales growth in the Company’s fresh vegetables, packaged foods and fresh-cut flowers operating segments. The Company earned operating income of $95.7 million compared to $214.5 million earned in the prior year. Lower operating income was reported by all four of the Company’s operating segments. The decrease in operating income was primarily due to similar factors that impacted the second quarter operating results. Net income was $12.6 million for the first half of 2006 compared to $49.5 million in the first half of 2005.

Results of Operations

Selected results of operations for the quarters ended and half years ended June 17, 2006 and June 18, 2005 were as follows (in thousands):

	Quarter Ended
	June 17,	June 18,
	2006	2005

Revenues, net	$1,589,037	$1,526,351
Operating income	72,680	113,410
Interest income and other income (expense), net	(2,324)	(39,963)
Interest expense	40,007	32,398
Minority interests and equity in earnings of unconsolidated subsidiaries, net of income taxes	(1,222)	(968)
Income taxes	13,071	9,689
Net income	18,500	32,328

	Half Year Ended
	June 17,	June 18,
	2006	2005

Revenues, net	$2,989,043	$2,968,484
Operating income	95,675	214,539
Interest income and other income (expense), net	(1,936)	(35,938)
Interest expense	74,432	68,457
Minority interests and equity in earnings of unconsolidated subsidiaries, net of income taxes	(2,127)	(2,448)
Income taxes	8,853	63,110
Net income	12,581	49,482

Revenues

For the quarter ended June 17, 2006, revenues increased 4% to $1.59 billion from $1.53 billion in the quarter ended June 18, 2005. The increase is due to higher sales in all four of the Company’s operating segments. Fresh fruit sales increased primarily due to higher sales of bananas in North America and Europe, higher pineapple volumes sold worldwide and higher deciduous fruit sold in North America. In addition, revenues benefited from higher sales of commodity vegetables and packaged foods products, primarily for fruit parfaits, FRUIT BOWLS® and canned products. These increases were partially offset by lower sales in the Company’s European ripening and distribution operations. During the first quarter of 2006, Dole ended its commercial relationship with a significant customer of Saba Trading AB (“Saba”), which is part of the European ripening and distribution operations. In addition, unfavorable foreign currency exchange movements in the Company’s foreign selling locations impacted revenues. If foreign currency exchange rates in the Company’s significant foreign operations during the second quarter of 2006 had remained unchanged from those experienced in the second quarter of 2005, the Company estimates that its revenues would have been higher by approximately $13 million.

For the half year ended June 17, 2006, revenues increased 1% to $2.99 billion from $2.97 billion in the half year ended June 18, 2005. Revenues benefited from higher volumes of bananas and pineapples sold in North America and Europe, higher sales of commodity vegetables and packaged foods products in North America and higher volumes in the fresh-cut flowers operations. These increases were partially offset by lower sales in the Company’s European ripening and distribution operations and lower banana pricing in Asia and lower volumes of pineapples sold in Asia. In addition, unfavorable foreign currency exchange movements in the Company’s foreign selling locations impacted revenues. If foreign currency exchange rates in the Company’s significant foreign operations during the first half year of 2006 had remained unchanged from those experienced in the first half year of 2005, the Company estimates that its revenues would have been higher by approximately $65 million.

Operating Income

For the quarter ended June 17, 2006, operating income decreased to $72.7 million from $113.4 million in the quarter ended June 18, 2005. The decrease was primarily attributable to lower operating results from the Company’s fresh fruit and fresh-cut flowers segments partially offset by improved operating results in the fresh vegetables and packaged foods segments. Higher product, distribution and shipping costs, which resulted primarily from higher commodity costs (including fuel and tinplate) continued to affect the Company’s operations. Operating income was also impacted by restructuring costs of $3.6 million incurred at Saba. Unfavorable foreign currency exchange movements also contributed to lower operating results. If foreign currency exchange rates in the Company’s significant foreign operations during the second quarter of 2006 had remained unchanged from those experienced in the second quarter of 2005, the Company estimates that its operating income would have been higher by approximately $7 million.

For the half year ended June 17, 2006, operating income decreased to $95.7 million from $214.5 million in the half year ended June 18, 2005. Lower operating income was reported by all four of the Company’s operating segments due primarily to higher production, shipping and distribution costs. In addition, operating income includes restructuring costs of approximately $8.9 million incurred at Saba. Unfavorable foreign currency exchange movements also contributed to lower operating results. If foreign currency exchange rates in the Company’s significant foreign operations during the first half of 2006 had remained unchanged from those experienced in the first half of 2005, the Company estimates that its operating income would have been higher by approximately $24 million.

Interest Income and Other Income (Expense), Net

For the quarter ended June 17, 2006, interest income and other income (expense), net improved to an expense of $2.3 million from an expense of $40 million in the prior year. The improvement was primarily due to the write-off of deferred debt issuance costs of $8.1 million associated with the Company’s April 2006 debt refinancing transaction compared to $43.8 million of expenses related to the early extinguishment of debt in connection with Company’s April 2005 refinancing and bond tender transactions. In addition, in the quarter ended June 17, 2006, the Company recorded a gain of $6.5 million on the settlement of the Company’s interest rate swap and a $2.2 million foreign currency exchange gain related to repayment of the Japanese yen denominated term loan. These improvements were partially offset by a $5.2 million foreign currency exchange loss on the British pound sterling denominated vessel lease obligation in 2006 compared to a foreign currency exchange gain of $2.2 million in the prior year.

For the half year ended June 17, 2006, interest income and other income (expense), net improved to an expense of $1.9 million from an expense of $35.9 million in the half year ended June 18, 2005. The improvement was primarily attributable to the same factors that impacted the quarter. The Company’s Japanese yen denominated term loan generated a foreign currency exchange gain of $1.5 million in 2006 compared to a foreign currency exchange gain of $0.6 million in 2005. The Company’s British pound sterling denominated vessel lease obligation generated a foreign currency exchange loss of $5.7 million in 2006 compared to a foreign currency exchange gain of $4.9 million in 2005.

Interest Expense

Interest expense for the quarter ended June 17, 2006 was $40 million compared to $32.4 million in the quarter ended June 18, 2005. Interest expense increased primarily as a result of additional borrowings and higher effective borrowing rates on the Company’s debt facilities.

Interest expense for the half year ended June 17, 2006 was $74.4 million compared to $68.5 million in the half year ended June 18, 2005. The increase in interest expense was primarily attributable to the same factors that impacted the quarter.

Income Tax Expense

Income tax expense for the quarter and half year ended June 17, 2006 of $13.1 million and $8.9 million, respectively, reflects the Company’s expected effective income tax rate of approximately 45.9% for the full fiscal year ending December 30, 2006. Income tax expense of approximately $9.2 million and $24 million for the quarter and half year ended June 18, 2005, respectively, which excludes the $0.5 million and $39.1 million impact of the repatriation of certain foreign earnings, reflects the Company’s then expected effective income tax rate of approximately 21% for the full fiscal year ending December 31, 2005. The increase in the effective tax rate for the full year of 2006 compared to the expected tax rate for the full year of 2005 is principally due to earnings from operations decreasing by a larger relative percentage than the associated taxes required to be provided on such earnings.

For 2005, the Company’s effective income tax rate differs from the U.S. federal statutory rate primarily due to earnings from operations being taxed in foreign jurisdictions at a net effective rate lower than the U.S. rate. For 2006, the Company’s effective income tax rate is higher than the U.S. federal statutory rate primarily due to the accrual of tax related contingencies partially offset by earnings from foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate. Other than the taxes provided on the $570 million of repatriated foreign earnings, no U.S. taxes have been provided on foreign earnings because such earnings are intended to be indefinitely invested outside the U.S.

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

Revenues from external customers and EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended
	June 17,	June 18,
	2006	2005

(In thousands)
Revenues from external customers:
Fresh fruit	$1,003,909	$984,077
Fresh vegetables	304,403	290,223
Packaged foods	221,723	195,363
Fresh-cut flowers	44,869	44,360
Other operating segments	14,133	12,328

	$1,589,037	$1,526,351

EBIT:
Fresh fruit	$52,470	$94,957
Fresh vegetables	11,791	10,670
Packaged foods	22,002	20,792
Fresh-cut flowers	(5,083)	(666)
Other operating segments	423	438

Total operating segments	81,603	126,191
Corporate	(10,025)	(51,776)
Interest expense	40,007	32,398

Income before income taxes	$31,571	$42,017

	Half Year Ended
	June 17,	June 18,
	2006	2005

(In thousands)
Revenues from external customers:
Fresh fruit	$1,900,933	$1,923,604
Fresh vegetables	547,606	543,829
Packaged foods	417,670	385,653
Fresh-cut flowers	103,033	97,079
Other operating segments	19,801	18,319

	$2,989,043	$2,968,484

EBIT:
Fresh fruit	$72,693	$171,466
Fresh vegetables	16,351	29,874
Packaged foods	36,883	38,719
Fresh-cut flowers	(5,478)	3,892
Other operating segments	573	513

Total operating segments	121,022	244,464
Corporate	(25,156)	(63,415)
Interest expense	74,432	68,457

Income before income taxes	$21,434	$112,592

Fresh Fruit

Fresh fruit revenues in the quarter ended June 17, 2006 increased 2% to $1,004 million from $984 million in the quarter ended June 18, 2005. The increase in fresh fruit revenues was primarily due to the following: higher banana volumes sold in Europe, higher pricing and surcharges for bananas sold in North America, higher pricing and volumes of deciduous fruit sold in North America and higher volumes of pineapples sold worldwide. The increase in volumes of European bananas was related to the implementation by the European Union (“EU”) of a new “tariff only” import fee on bananas effective January 1, 2006 which ended volume restrictions applicable to Latin American imported bananas. These factors were partially offset by lower sales in the European ripening and distribution operations due mainly to the substantial end of a customer relationship at Saba, lower banana pricing in Asia, and lower navel orange pricing in North America. Fresh fruit revenues in the half year ended June 17, 2006 decreased 1.2% to $1.9 billion from $1.92 billion in the half year ended June 18, 2005. Revenues for the half year were impacted mainly by the same factors affecting sales in the second quarter, except for lower pineapple sales in Asia during the half year. Unfavorable foreign currency exchange movements in the Company’s foreign selling locations impacted revenues during the second quarter and half year. If foreign currency exchange rates in the Company’s significant fresh fruit foreign operations during the second quarter and half year of 2006 had remained unchanged from those experienced in the second quarter and half year of 2005, the Company estimates that its fresh fruit revenues would have been higher by approximately $13 million and $65 million, respectively.

Fresh fruit EBIT in the quarter ended June 17, 2006 decreased to $52.5 million from $95 million in the quarter ended June 18, 2005. EBIT decreased primarily as a result of higher product costs that impacted worldwide banana operations and deciduous fruit sold in North America. There were also higher costs in the European banana business related to the new tariff fees imposed by the EU in connection with the new import regime. EBIT also decreased due to higher shipping and distribution costs across most businesses due to significantly higher fuel costs. In addition, the Company incurred restructuring costs of approximately $3.6 million at Saba. Fresh fruit EBIT in the half year ended June 17, 2006 decreased to $72.7 million from $171.5 million in the half year ended June 18, 2005. EBIT decreased primarily as a result of the same factors that decreased EBIT in the second quarter. If foreign currency exchange rates in the Company’s significant fresh fruit foreign operations during the second quarter and half year of 2006 had remained unchanged from those experienced in the second quarter and half year of 2005, the Company estimates that fresh fruit EBIT would have been higher by approximately $7 million and $23 million, respectively. In addition, EBIT included unrealized foreign currency exchange losses related to the Company’s British pound sterling vessel capital lease obligation of $5.2 million and $5.7 million for the second quarter and half year ended June 17, 2006, respectively.

Fresh Vegetables

Fresh vegetables revenues for the quarter ended June 17, 2006 increased 5% to $304.4 million from $290.2 million in the quarter ended June 18, 2005. The increase was mainly due to higher pricing in the North America commodity vegetables business, primarily for celery, lettuce, berries, broccoli, and cauliflower. Sales in the North America commodity vegetables and packaged salads businesses also benefited from surcharges. Fresh vegetables revenues in the half year ended June 17, 2006 increased 1% to $547.6 million from $543.8 million in the half year ended June 18, 2005. Revenues for the half year were impacted by higher surcharges and higher berry sales partially offset by lower packaged salads volumes and lower pricing in commodity vegetables.

Fresh vegetables EBIT for the quarter ended June 17, 2006 increased 11% to $11.8 million from $10.7 million in the quarter ended June 18, 2005. The increase in EBIT was mainly attributable to the same factors that drove the increase in sales as well as lower selling, marketing and general administrative expenses, partially offset by higher distribution costs for packaged salads and higher product costs in North America commodity vegetables. Fresh vegetables EBIT for the half year ended June 17, 2006 decreased to $16.4 million from $29.9 million in the half year ended June 18, 2005. EBIT decreased primarily as a result of higher growing, harvesting and packing costs in the commodity vegetables business and lower sales and higher distribution and product costs for packaged salads.

Packaged Foods

Packaged foods revenues for the quarter ended June 17, 2006 increased 13% to $221.7 million from $195.4 million in the quarter ended June 18, 2005. The increase in revenues was primarily due to higher volumes of canned products sold as a result of the timing of Easter sales activity, which occurred during the second quarter of 2006, and higher volumes of fruit parfaits and FRUIT BOWLS sold in North America. These increases were partially offset by lower pricing and volume of canned fruit sold in Japan. Packaged foods revenues for the half year ended June 17, 2006 increased 8% to $417.7 million from $385.7 million in the half year ended June 18, 2005. The increase in revenues was primarily due to higher volume and pricing for FRUIT BOWLS, higher volume of fruit parfaits due to its national retail rollout, higher volume of fruit in plastic jars and higher pricing for canned solid pineapple and pineapple juice in North America. These increases were partially offset by lower volume of canned solid pineapple sold in Europe and lower pricing of canned fruit in Japan.

EBIT in the packaged foods segment for the quarter ended June 17, 2006 increased 6% to $22 million from $20.8 million in the quarter ended June 18, 2005. EBIT for the quarter increased primarily as a result of the same factors that drove the increase in sales, partially offset by higher product, shipping and distribution costs and higher marketing costs. EBIT for the half year ended June 17, 2006 decreased to $36.9 million from $38.7 million in the half year ended June 18, 2005. The decrease in EBIT was primarily due to higher product, shipping and distribution costs.

Fresh-Cut Flowers

Fresh-cut flowers revenues for the quarter ended June 17, 2006 increased to $44.9 million from $44.4 million in the quarter ended June 18, 2005. The increase in revenues was due primarily to higher volumes as a result of the timing of Easter sales activity, which occurred in the second quarter of 2006. Revenues for the half year ended June 17, 2006 increased 6% to $103 million from $97.1 million in the half year ended June 18, 2005. The increase in revenues was due to higher sales in the retail market.

EBIT in the fresh-cut flowers segment for the quarter ended June 17, 2006 decreased to a loss of $5.1 million from a loss of $0.7 million in the quarter ended June 18, 2005. The decrease in EBIT was primarily due to higher product costs as a result of poor weather conditions in Colombia which resulted in higher third party flower purchases and higher shipping and distribution costs. Fresh-cut flowers EBIT for the half year ended June 17, 2006 decreased to a loss of $5.5 million from earnings of $3.9 million in the half year ended June 18, 2005. The decrease in EBIT was attributable to the same factors that drove the decrease in the second quarter.

Corporate

Corporate EBIT was a loss of $10 million in the quarter ended June 17, 2006 compared to a loss of $51.8 million in the quarter ended June 18, 2005. The change in EBIT for the quarter was primarily due to the absence of $43.8 million of expenses related to the early extinguishment of debt in connection with the Company’s April 2005 refinancing and bond tender transactions. In addition, Corporate EBIT for the quarter ended June 17, 2006, included a $6.5 million gain related to the settlement of an interest rate swap, a $2.2 million gain related to the settlement of the Japanese yen denominated term loan, and $8.1 million of expenses incurred in connection with the April 2006 debt refinancing transaction. These costs were offset by lower Corporate general and administrative expenses compared to the prior year. Corporate EBIT was a loss of $25.2 million for the half year ended June 17, 2006 compared to a loss of $63.4 million in the half year ended June 18, 2005. The change in EBIT for the half year is primarily due to the same factors that impacted EBIT for the quarter ended June 17, 2006.

Recent Accounting Pronouncements

During June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is in the process of evaluating the impact of this interpretation.

Liquidity and Capital Resources

In the half year ended June 17, 2006, cash flows used in operating activities were $43.2 million compared to cash flows provided by operating activities of $73.7 million in the half year ended June 18, 2005. Cash flows used in operating activities were $116.9 higher, primarily due to lower earnings, lower payables and accrued liabilities, due in part to the 2005 accrual of income taxes payable related to the provision on repatriated foreign earnings, as well as the timing of payments, and higher receivables.

Cash flows used in investing activities were approximately $43 million in the half year ended June 17, 2006, compared to cash flows used in investing activities of $88.8 million in the half year ended June 18, 2005. The decrease in cash outflow during 2006 was primarily due to the first quarter 2005 payment of $47.1 million to Saba shareholders in connection with the Company’s purchase of the remaining 40% minority interest.

Cash flows provided by financing activities increased to $79.8 million in the half year ended June 17, 2006 compared to cash flows provided by financing activities of $6.3 million in the half year ended June 18, 2005. The increase of $73.5 million is due to higher current year debt borrowings of $195.5 million, net of repayments and an equity contribution of $28.4 million made by Dole Holding Company, LLC, the Company’s immediate parent during 2006. These items were offset by an increase in dividends of $151.4 million paid to Dole Holding Company, LLC, the Company’s immediate parent, during the first half of 2006 compared to the first half of 2005.

On April 12, 2006, the Company completed an amendment and restatement of its senior secured credit facilities. The Company obtained $975 million of term loan facilities and $100 million in a pre-funded letter of credit facility. The proceeds of the term loans were used to repay the outstanding term loans under the Company’s existing senior secured credit facilities. In addition, the Company paid a dividend of $160 million to its immediate parent, Dole Holding Company, LLC, which proceeds were used to repay in full its Second Lien Senior Credit Facility. The terms and covenants under the new senior secured credit facilities are similar to those under the Company’s existing senior secured credit facilities except that the new facilities do not contain financial maintenance or maximum capital expenditure covenants. At June 17, 2006, the Company was in compliance with all applicable covenants.

Additionally, the Company entered into a new asset based revolving credit facility (“ABL revolver”) of $350 million. The ABL revolver is secured and is subject to a borrowing base consisting of up to 85% of eligible accounts receivable plus a predetermined percentage of eligible inventory, as defined in the credit facility.

The purpose of the refinancing was to increase the size of the Company’s revolving credit and letter of credit facilities and eliminate certain financial maintenance covenants, realize currency gains arising out of the Company’s existing senior secured credit facilities, and refinance the higher-cost bank indebtedness of Dole Holding Company, LLC, at the lower-cost Dole Food Company, Inc. level.

As of June 17, 2006, the Company had outstanding balances under its senior secured term loan facilities of $975 million. The Company had $51.2 million of outstanding borrowings under the $350 million ABL revolver, and after taking into account approximately $3.2 million of outstanding letters of credit issued under the ABL facility, had approximately $273 million available for borrowings.

The Company had a cash balance and available borrowings under the ABL revolver of $51.3 million and $273 million, respectively, at June 17, 2006. The Company believes that its existing cash balance and available borrowing capacity under the ABL revolver together with its future cash flow from operations and access to capital markets will enable it to meet its working capital, capital expenditure, debt maturity and other commitments and funding requirements. Factors impacting the Company’s cash flow from operations include such items as commodity prices, interest rates and foreign currency exchange rates, among other things, as set forth in the Company’s Form 10-K for the fiscal year ended December 31, 2005 and in subsequent SEC filings.

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

Although all Latin bananas are now subject to a tariff of 176 euro per metric ton, up to 775,000 metric tons of bananas from African, Caribbean, and Pacific (“ACP”) countries may be imported to the EU duty-free. This preferential treatment of a zero tariff on up to 775,000 tons of ACP banana imports, as well as the 176 euro per metric ton tariff applied to Latin banana imports, are currently being challenged by Panama, Honduras and Nicaragua at the World Trade Organization (“WTO”). The current tariff applied to Latin banana imports may be lowered and the ACP preference of a zero tariff may be affected depending on the outcome of these WTO proceedings, but the WTO proceedings are only in their initial stage and may take several years to conclude. The Company encourages efforts to lower the tariff through negotiations with the EU and is working actively to help achieve this result.

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

Internal Revenue Service Audit:  On June 29, 2006, the IRS completed an examination of the Company’s federal income tax returns for the years 1995 to 2001 and issued a Revenue Agent’s Report (“RAR”) that includes various proposed adjustments. The net tax deficiency associated with the RAR is $175 million, plus interest and penalties. The Company timely filed a protest letter contesting the proposed adjustments contained in the RAR on July 6, 2006 and will pursue resolution of these issues with the Appeals Division of the IRS. The Company believes that its U.S. federal income tax returns were completed in accordance with applicable laws and regulations and disagrees with the proposed adjustments. The Company also believes that it is adequately reserved with respect to this matter. Management does not believe that any material payments will be made related to these matters within the next twelve months. In addition, management considers it unlikely that the resolution of these matters will have a material adverse effect on its results of operations.

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

During the half year ended June 17, 2006, the Company incurred direct incremental expenses of $1.2 million related to Hurricane Katrina, bringing the total charge to $11.3 million. The total charge includes direct incremental expenses of $5.1 million, write-offs of owned assets with a net book value of $4.1 million and leased assets of $2.1 million representing amounts due to lessors. The Company maintains customary insurance for its property, including shipping containers, as well as for business interruption. During the half year of 2006, the Company collected $5.8 million from insurance carriers related to cargo and property damage bringing the total cash collected to $11.8 million. The Company is continuing to work with its insurers to evaluate the extent of the costs incurred as a result of the hurricane damage and to determine the extent of the insurance coverage for that damage.

Business Restructuring:  During the first quarter of 2006, the commercial relationship substantially ended between Dole’s wholly-owned subsidiary, Saba, and Saba’s largest customer. Saba is a leading importer and distributor of fruit, vegetables and flowers in Scandinavia. Saba’s financial results are included in Dole’s fresh fruit reporting segment. Other than the expected charges described below, the loss of this customer’s business is not expected to be material to Dole’s ongoing earnings. In connection with this recent event, Dole plans on restructuring certain lines of Saba’s business and expects to incur approximately $15 million of total related costs. Total costs incurred as of June 17, 2006, amounted to approximately $8.9 million, of which $6.4 million is in cost of products sold and $2.5 million is in selling, marketing, and general and administrative expenses in the Condensed Consolidated Statement of Income. The costs incurred consist of $7.3 million of employee severance costs, $1.3 million of contractual lease obligations and $0.3 million of fixed asset write-offs. The $7.3 million of employee severance costs relate to 225 employees. As of June 17, 2006, the remaining amounts of accrued employee severance costs and contractual lease obligations were $5.4 million and $0.7 million, respectively. The Company expects to pay these remaining balances by the end of 2006. The Company currently estimates that the remaining $6 million of restructuring costs, primarily related to employee severance and contractual lease obligations, will be incurred during the third quarter of 2006 and paid by the end of 2006. In addition, Dole’s potential contractual claims against this customer are pending the results of current discussions.

Supplemental Financial Information

The following financial information has been presented, as management believes that it is useful information to some readers of the Company’s condensed consolidated financial statements (in thousands):

	June 17,	December 31,
	2006	2005

Balance Sheet Data:
Total working capital (current assets less current liabilities)	$636,854	$534,663
Total assets	$4,597,573	$4,409,727
Total debt	$2,255,229	$2,027,257
Total shareholders’ equity	$499,858	$616,543

	Quarter Ended		Half Year Ended
	June 17,	June 18,	June 17,	June 18,
	2006	2005	2006	2005

Other Financial Data:
Net income	$18,500	$32,328	$12,581	$49,482
Interest expense	40,007	32,398	74,432	68,457
Income taxes	13,071	9,689	8,853	63,110
Depreciation and amortization	33,694	34,313	66,656	67,779

EBITDA	$105,272	$108,728	$162,522	$248,828
EBITDA margin	6.6%	7.1%	5.4%	8.4%
Capital expenditures	$36,332	$29,120	$58,684	$44,478

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

During the second quarter of 2006, the Company entered into additional foreign currency exchange forward contracts to reduce its risk related to anticipated dollar equivalent foreign currency cash flows. The Company also entered into bunker fuel hedges to reduce its risk related to anticipated bunker fuel purchases. These hedges have been designated as effective hedges of cash flows as defined by Statement of Financial Accounting Standards No. 133 (“FAS 133”), Accounting for Derivative Instruments and Hedging Activities, as amended. Refer to Note 15 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a summary of the Company’s derivative financial instruments outstanding at December 31, 2005.

At June 17, 2006, the outstanding notional amount of the Company’s euro participating forwards, Japanese yen forwards and participating forwards, Chilean peso participating forwards, Colombian peso forwards, Thai baht forwards and Canadian dollar participating forwards totaled $92.6 million, $46.7 million, $13.2 million, $28.5 million, $26.8 million and $10.3 million, respectively. The average strike prices of the Company’s euro participating forwards, Japanese yen forwards and participating forwards, Chilean peso participating forwards, Colombian peso forwards, Thai baht forwards and Canadian dollar participating forwards were €1.20, ¥112.5, CLP 522, COP 2,285, THB 41.4 and CAD 1.11, respectively. At June 17, 2006, bunker fuel hedges had an aggregate outstanding notional amount of $24.6 million. The fair value of the bunker fuel hedges at June 17, 2006 was ($0.2) million.

During June 2006, the Company entered into an interest rate swap in order to hedge future changes in interest rates. This agreement effectively converted $320 million of borrowings under Term Loan C, which was variable-rate debt, to a fixed-rate basis through June 2011. The interest rate swap fixed the interest rate at 7.24%. The paying and receiving rates under the interest rate swap were 5.49% and 5.19% as of June 17, 2006, with an outstanding notional amount of $320 million. The critical terms of the interest rate swap were substantially the same as those of Term Loan C, including quarterly principal and interest settlements. The fair value of the swap at June 17, 2006 was $0.6 million. The interest rate swap hedge has been designated as an effective hedge of cash flows as defined by FAS 133.

During June 2006, the Company executed a cross currency swap to synthetically convert $320 million of Term Loan C into Japanese yen denominated debt in order to effectively lower the U.S. dollar fixed interest rate of 7.24% to a Japanese yen interest rate of 3.60%. Payments under the cross currency swap were converted from U.S. dollars to Japanese yen at an exchange rate of ¥111.92 Japanese yen to U.S. dollars. The cross currency swap does not qualify for hedge accounting and as a result all gains and losses are recorded through other income (expense) in the condensed consolidated statements of income.

For the quarter ended June 17, 2006, there have been no material changes in the market risk disclosure presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, other than the transactions described above.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out as of June 17, 2006 under the supervision and with the participation of Dole’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act. Based upon this evaluation, Dole’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 17, 2006. No change in our internal control over financial reporting identified in connection with this evaluation that occurred during our second quarter of 2006 has materially affected, or is reasonably likely to materially affect, Dole’s internal control over financial reporting.

In connection with the evaluation that was carried out as of December 31, 2005, we reported in Item 9A of our annual report on Form 10-K for the fiscal year ended December 31, 2005 that there existed “a ’material weakness’ in internal control with respect to certain aspects of accounting for income taxes as of December 31, 2005. The matter principally concerns controls and procedures related to the identification and recording of deferred taxes on the US GAAP vs. income tax basis difference of Dole’s foreign equity-method investments.” Such material weakness was first identified during our second fiscal quarter of 2006, and during the second fiscal quarter we instituted changes in our internal controls and procedures relative to the identification and recording of deferred taxes on the US GAAP vs. income tax basis difference of Dole’s foreign equity-method investments. The revised procedures require the comparison of the book balance sheet recorded amounts with the tax basis amounts for our minority investments, so as to identify and record appropriate deferred tax assets or deferred tax liabilities. We believe that these changes in our internal control over financial reporting have materially affected, or are reasonably likely to materially affect, Dole’s internal control over financial reporting.

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

Currently there are 570 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP or seeking enforcement of Nicaraguan judgments. Twenty-five of these lawsuits (increased from 17 as of March 25, 2006) are currently pending in various jurisdictions in the United States; the increase results from a redistribution of claimants by plaintiffs’ counsel. One case pending in Los Angeles Superior Court with 13 Nicaraguan plaintiffs has a trial date of January 24, 2007. Another case in Galveston, Texas with 439 claimants from Costa Rica has a trial planned for January 2007. The remaining cases are pending in Latin America and the Philippines, including 347 labor cases pending in Costa Rica under that country’s national insurance program. Claimed damages in DBCP cases worldwide total approximately $37.5 billion, with the lawsuits in Nicaragua representing approximately 85% of this amount. In almost all of the non-labor cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against the Company.

In Nicaragua, 175 cases are currently filed in various courts throughout the country, with all but one of the lawsuits brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional.

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

There are 32 active cases currently pending in civil courts in Managua (14), Chinandega (16) and Puerto Cabezas (2), all of which have been brought under Law 364 except for one of the cases pending in Chinandega. Six of the active cases pending before the court in Chinandega have been consolidated for trial, which seeks $3.4 billion on behalf of 1,708 claimants. Trial in this consolidated case commenced November 25, 2005. In the 31 active cases under Law 364, except for six cases in Chinandega and four cases in Managua — where the Company has not yet been ordered to answer, the Company has sought to have the cases returned to the United States pursuant to Law

364. Notwithstanding, the Chinandega courts have denied the Company’s request in the seven cases (six of which are consolidated) pending there; the Managua court denied the Company’s request in one of the cases pending there; and the court in Puerto Cabezas denied the Company’s request in the two cases there. The Company’s requests in nine of the cases in Managua are still pending; and the Company expects to make similar requests in the remaining four cases at the appropriate time. The Company has appealed the two decisions of the court in Puerto Cabezas, the decision of the court in Managua and the seven decisions of the court in Chinandega.

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

Claimants have also indicated their intent to seek enforcement of the Nicaraguan judgments in Colombia, Ecuador, Venezuela and other countries in Latin America and elsewhere, including the United States. In Venezuela, the claimants are attempting to enforce five of the Nicaraguan judgments in that country’s Supreme Court: $489.4 million (December 11, 2002); $82.9 million (February 25, 2004); $15.7 million (May 25, 2004); $56.5 million (June 14, 2004); and $64.8 million (June 15, 2004). An action filed to enforce the $27.7 million Nicaraguan judgment (March 17, 2005) in the Colombian Supreme Court was dismissed. In Ecuador, the claimants attempted to enforce the five Nicaraguan judgments issued between February 25, 2004 through June 15, 2004 in the Ecuador Supreme Court. The First, Second and Third Chambers of the Ecuador Supreme Court issued rulings refusing to consider those enforcement actions on the ground that the Supreme Court was not a court of competent jurisdiction for enforcement of a foreign judgment. The plaintiffs subsequently refiled those five enforcement actions in the civil court in Guayaquil, Ecuador. Two of these subsequently filed enforcement actions have been dismissed by the 3rd Civil Court — $15.7 million (May 25, 2004) — and the 12th Civil Court — $56.5 million (June 14, 2004) — in Guayaquil; plaintiffs have sought reconsideration of those dismissals. The remaining three enforcement actions are still pending.

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

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit
Number

31	.1*	Certification by the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31	.2*	Certification by the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	.1†	Certification by the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32	.2†	Certification by the Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith

†	Furnished herewith

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended June 17, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 1, 2006	DOLE FOOD COMPANY, INC. REGISTRANT

By:	/s/ Joseph S. Tesoriero
Joseph S. Tesoriero
Vice President and
Chief Financial Officer

By:	/s/ Yoon J. Hugh
Yoon J. Hugh
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number

31	.1*	Certification by the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31	.2*	Certification by the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	.1†	Certification by the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32	.2†	Certification by the Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith

†	Furnished herewith