Form 10-Q
period 2006-10-07
DOLE FOOD CO INC
filed 2006-11-21
CIK 18169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 7, 2006

or

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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 16, 2006
Common Stock, $0.001 Par Value	1,000

DOLE FOOD COMPANY, INC.

INDEX

		Page
		Number

PART I	Financial Information
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Statements of Operations — Quarters and Three Quarters Ended October 7, 2006 and October 8, 2005	3
	Condensed Consolidated Balance Sheets — October 7, 2006 and December 31, 2005	4
	Condensed Consolidated Statements of Cash Flows — Three Quarters Ended October 7, 2006 and October 8, 2005	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	42
PART II	Other Information
Item 1.	Legal Proceedings	42
Item 6.	Exhibits	46
	Signatures	47
	Exhibit Index	48
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
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I.
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Quarter Ended		Three Quarters Ended
	October 7,	October 8,	October 7,	October 8,
	2006	2005	2006	2005

Revenues, net	$1,797,576	$1,645,009	$4,786,619	$4,613,493
Cost of products sold	1,685,068	1,481,644	4,362,061	4,013,389

Gross margin	112,508	163,365	424,558	600,104
Selling, marketing and general and administrative expenses	134,484	136,642	350,859	358,842

Operating income (loss)	(21,976)	26,723	73,699	241,262
Other income (expense), net	19,661	18,136	14,546	(19,847)
Interest income	1,947	1,829	5,126	3,874
Interest expense	56,720	40,963	131,152	109,420

Income (loss) before income taxes, minority interests and equity earnings	(57,088)	5,725	(37,781)	115,869
Income taxes	(2,866)	(11,597)	5,987	51,513
Minority interests, net of income taxes	2,947	1,751	3,665	2,897
Equity in earnings of unconsolidated subsidiaries, net of income taxes	(1,022)	(2,033)	(3,867)	(5,627)

Net income (loss)	$(56,147)	$17,604	$(43,566)	$67,086

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	October 7,	December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$56,393	$48,812
Receivables, net of allowances of $59,330 and $58,585, respectively	706,409	637,636
Inventories	633,866	623,497
Prepaid expenses	62,302	58,864
Deferred income tax assets	37,595	34,756
Assets held for sale	44,970	—

Total current assets	1,541,535	1,403,565
Investments	84,605	76,753
Property, plant and equipment, net of accumulated depreciation of $813,904 and $705,115, respectively	1,451,776	1,508,597
Goodwill	540,280	540,280
Intangible assets, net	718,404	726,700
Other assets, net	153,007	153,832

Total assets	$4,489,607	$4,409,727

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$389,836	$411,451
Accrued liabilities	485,695	431,037
Liabilities related to assets held for sale	8,772	—
Return of capital payable	28,390	—
Current portion of long-term debt	13,805	25,020
Notes payable	—	1,394

Total current liabilities	926,498	868,902
Long-term debt	2,259,681	2,000,843
Deferred income tax liabilities	326,730	355,647
Other long-term liabilities	574,810	546,305
Minority interests	23,618	21,487
Contingencies (Note 10)
Shareholders’ equity
Common stock — $0.001 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	409,032	440,032
Retained earnings (deficit)	(14,266)	192,991
Accumulated other comprehensive loss	(16,496)	(16,480)

Total shareholders’ equity	378,270	616,543

Total liabilities and shareholders’ equity	$4,489,607	$4,409,727

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Quarters Ended
	October 7,	October 8,
	2006	2005

Operating activities
Net income (loss)	$(43,566)	$67,086
Adjustments to reconcile net income (loss) to cash flow provided by operating activities:
Depreciation and amortization	113,441	113,690
Foreign currency exchange gain	(13,328)	(27,091)
Asset write-offs, impairments and gain on sale of assets, net	26,565	(1,637)
Minority interests and equity earnings, net	(202)	(2,726)
Deferred income taxes	(30,647)	(16,200)
Premiums paid on early retirement of debt	—	33,047
Pension and other post-retirement benefit plan expense	11,308	13,505
Write-off of debt issuance costs	8,133	10,722
Amortization of debt issuance costs	3,463	4,789
Other	1,925	2,582
Changes in operating assets and liabilities:
Receivables	(59,270)	(66,492)
Inventories	(22,312)	(62,916)
Prepaid expenses and other assets	(4,328)	(15,947)
Accounts payable	(27,043)	59,600
Accrued liabilities	43,434	(15,361)
Other long-term liabilities	6,434	2,677

Cash flow provided by operating activities	14,007	99,328
Investing activities
Proceeds from sales of assets	9,399	8,968
Proceeds from sales of investments	—	6,100
Acquisitions and investments	—	(51,062)
Capital additions	(84,984)	(81,332)
Repurchase of common stock in the going-private merger transaction	(200)	(399)

Cash flow used in investing activities	(75,785)	(117,725)
Financing activities
Short-term debt borrowings	51,908	18,168
Short-term debt repayments	(52,726)	(36,044)
Long-term debt borrowings, net of debt issuance costs	1,935,379	1,313,087
Long-term debt repayments	(1,697,162)	(1,213,099)
Capital contribution from parent	28,390	—
Distribution to parent	(31,000)	—
Dividends paid to minority shareholders	(1,665)	(2,694)
Dividends paid to parent	(163,691)	(73,850)

Cash flow provided by financing activities	69,433	5,568

Effect of foreign currency exchange rate changes on cash and cash equivalents	(74)	(1,927)

Increase (decrease) in cash and cash equivalents	7,581	(14,756)
Cash and cash equivalents at beginning of period	48,812	79,217

Cash and cash equivalents at end of period	$56,393	$64,461

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) include all adjustments necessary, which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows. The Company operates under a 52/53-week year. The quarters ended October 7, 2006 and October 8, 2005 are sixteen weeks in duration. For a summary of significant accounting policies and additional information relating to the Company’s financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2005.

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

During June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109), which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is in the process of evaluating the impact of this interpretation.

During September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1, Accounting For Planned Major Maintenance Activities, which eliminates the acceptability of the accrue-in-advance method of accounting for planned major maintenance activities. As a result, there are three alternative methods of accounting for planned major maintenance activities: direct expense, built-in-overhaul or deferral. The Company has been accruing for planned major maintenance activities associated with its vessel fleet under the accrue-in-advance method. The guidance in this FSP is effective for the Company at the beginning of fiscal 2007 and requires retrospective application for all financial statements presented. The Company is currently evaluating the impact of this FSP on its financial position and results of operations.

During September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of SAB 108 to materially impact its financial position or results of operations.

During September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. FAS 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy as defined in the standard. FAS 157 is effective for the Company at the beginning of fiscal 2008 and will be applied on a prospective basis. The Company is currently evaluating the impact, if any, the adoption of FAS 157 will have on its financial position and results of operations.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. FAS 158 is effective for fiscal years ending after December 15, 2006, for companies with publicly traded equity securities and for all other companies, fiscal years ending after June 15, 2007, with earlier adoption encouraged. The Company is currently evaluating the impact that the adoption of FAS 158 will have on its financial position and results of operations. The standard also requires an employer to measure the funded status as of the date of its year-end statement of financial position. The Company complies with this requirement as it already uses its fiscal year end to measure all defined benefit obligations.

3.	INCOME TAXES

Income tax expense for the three quarters ended October 7, 2006 of approximately $6 million reflects an expected effective income tax rate for the fiscal year ending December 30, 2006 of approximately 94.5% applied to the Company’s year to date pre-tax income after excluding $44 million of foreign net operating losses for which no benefit is expected to be realized. Income tax expense for the three quarters ended October 8, 2005 of $12.3 million, which excludes the $39.2 million impact of the repatriation of certain foreign earnings, reflects the then expected effective income tax rate of approximately 10.4% for the fiscal year ended December 31, 2005.

For 2006, the Company’s effective income tax rate is higher than the U.S. federal statutory rate primarily due to the accrual for certain tax-related contingencies partially offset by earnings from foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate. For 2005, the Company’s effective income tax rate differs from the U.S. federal statutory rate primarily due to earnings from operations being taxed in foreign jurisdictions at a net effective rate lower than the U.S. rate. Other than the taxes provided on the $570 million of repatriated foreign earnings in 2005, undistributed earnings from non-U.S. operations are currently intended to be reinvested indefinitely outside the U.S.

The increase in the effective income tax rate in 2006 versus the rate experienced in 2005 is principally due to earnings from operations decreasing by a larger relative percentage than the associated taxes, including the accrual for certain tax-related contingencies required to be provided on such earnings.

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

Internal Revenue Service Audit:  On June 29, 2006, the IRS completed an examination of the Company’s federal income tax returns for the years 1995 to 2001 and issued a Revenue Agent’s Report (“RAR”) that includes

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

various proposed adjustments. The net tax deficiency associated with the RAR is $175 million, plus interest and penalties. The Company timely filed a protest letter contesting the proposed adjustments contained in the RAR on July 6, 2006 and is pursuing resolution of these issues with the Appeals Division of the IRS. The Company believes that its U.S. federal income tax returns were completed in accordance with applicable laws and regulations and disagrees with the proposed adjustments. The Company also believes that it is adequately reserved with respect to this matter. Management does not believe that any material payments will be made related to these matters within the next twelve months. In addition, management considers it unlikely that the resolution of these matters will have a material adverse effect on its results of operations.

Honduran Tax Case:  In 2005, the Company received a tax assessment from Honduras of approximately $137 million (including the claimed tax, penalty, and interest through the date of assessment) relating to the disposition of all of the Company’s interest in Cervecería Hondureña, S.A in 2001. The Company believes the assessment is without merit and filed an appeal with the Honduran tax authorities, which was denied. As a result of the denial in the administrative process, in order to negate the tax assessment, on August 5, 2005, the Company proceeded to the next stage of the appellate process by filing a lawsuit against the Honduran government, in the Honduran Administrative Tax Trial Court. The Honduran government is seeking dismissal of the lawsuit and attachment of assets, which the Company is challenging. The Honduran Supreme Court recently affirmed the decision of the Honduran intermediate appellate court that a statutory prerequisite to challenging the tax assessment on the merits is the payment of the tax assessment or the filing of a payment plan with the Honduran courts; Dole is now challenging the constitutionality of the statute requiring such payment or payment plan. No reserve has been provided for this tax assessment.

4.	INVENTORIES

The major classes of inventories were as follows (in thousands):

	October 7,	December 31,
	2006	2005

Finished products	$315,834	$290,593
Raw materials and work in progress	141,334	145,146
Crop-growing costs	119,931	139,271
Operating supplies and other	56,767	48,487

	$633,866	$623,497

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill has been allocated to the Company’s reporting segments as follows (in thousands):

	Fresh	Fresh	Packaged	Fresh-cut
	Fruit	Vegetables	Foods	Flowers	Other	Total

Balance as of October 7, 2006 and December 31, 2005	$376,355	$97,868	$66,057	$—	$—	$540,280

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Details of the Company’s intangible assets were as follows (in thousands):

	October 7,	December 31,
	2006	2005

Amortized intangible assets:
Customer relationships	$38,501	$38,501
Other amortized intangible assets	9,175	9,064

	47,676	47,565
Accumulated amortization — customer relationships	(12,046)	(9,219)
Other accumulated amortization	(6,841)	(6,164)

Accumulated amortization — intangible assets	(18,887)	(15,383)

Intangible assets, net	28,789	32,182
Unamortized intangible assets:
Trademark, trade names and other related intangibles	689,615	694,518

Total intangible assets, net	$718,404	$726,700

Amortization expense of intangible assets for the quarter and three quarters ended October 7, 2006 was $1.4 million and $3.4 million, respectively. Amortization expense of intangible assets for the quarter and three quarters ended October 8, 2005 was $3.7 million and $9.2 million, respectively.

As of October 7, 2006, the estimated remaining amortization expense associated with the Company’s intangible assets for the remainder of 2006 and in each of the next four fiscal years is as follows (in thousands):

Fiscal Year	Amount

2006	$998
2007	$3,677
2008	$3,677
2009	$3,677
2010	$3,677

The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, during the second quarter of fiscal 2006. This review indicated no impairment to goodwill or any of the Company’s indefinite-lived intangible assets.

During the third quarter of 2006, the Company restructured its fresh-cut flowers business. Due to indicators of impairment, the Company performed a two-step impairment test in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). As a result, the Company determined that the fresh-cut flowers trade names were fully impaired and recorded an impairment charge of $4.9 million which is included in selling, marketing and general and administrative expenses in the condensed consolidated statements of operations. Additionally, the Company identified certain other impairments of long-lived assets as a result of this impairment test. See Footnote 14 for a discussion of the fresh-cut flowers restructuring and asset impairments.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.	NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following amounts (in thousands):

	October 7,	December 31,
	2006	2005

Unsecured debt:
8.625% notes due 2009	$350,000	$350,000
7.25% notes due 2010	400,000	400,000
8.875% notes due 2011	200,000	200,000
8.75% debentures due 2013	155,000	155,000
Secured debt:
Revolving credit facilities	111,200	137,000
Term loan facilities	970,125	698,149
Contracts and notes due 2006 — 2010, at a weighted-average interest rate of 7.5% (6.9% in 2005)	2,518	5,952
Capital lease obligations	85,621	80,971
Unamortized debt discount	(978)	(1,209)
Notes payable	—	1,394

	2,273,486	2,027,257
Current maturities	(13,805)	(26,414)

	$2,259,681	$2,000,843

The Company amortized deferred debt issuance costs of $1.3 million and $3.5 million during the quarter and three quarters ended October 7, 2006, respectively. The Company amortized deferred debt issuance costs of $1.5 million and $4.8 million during the quarter and three quarters ended October 8, 2005, respectively.

On April 12, 2006, the Company completed an amendment and restatement of its senior secured credit facilities. The Company obtained $975 million of term loan facilities (consisting of $225 million related to “Term Loan B” and $750 million related to “Term Loan C”) and $100 million in a pre-funded letter of credit facility. The proceeds of the term loans were used to repay the outstanding term loans under the Company’s then existing senior secured credit facilities which consisted of Term Loan A (denominated in Japanese yen) and Term Loan B. In addition, the Company paid a dividend of $160 million during the second quarter of 2006 to its immediate parent, Dole Holding Company, LLC, which proceeds were used to repay its Second Lien Senior Credit Facility. The weighted average variable interest rate at October 7, 2006 for the term loan facilities was 7.5%.

In addition, the Company entered into a new asset based revolving credit facility (“ABL revolver”) of $350 million. The facility is secured and is subject to a borrowing base consisting of up to 85% of eligible accounts receivable plus a predetermined percentage of eligible inventory, as defined in the credit facility. As of October 7, 2006, the ABL revolver borrowing base was $305.6 million and the amount outstanding under the ABL revolver was $111.2 million. The weighted average variable interest rate at October 7, 2006, for the ABL revolver was 7.7%.

In connection with the April 2006 refinancing transaction, the Company wrote-off deferred debt issuance costs of $8.1 million. The Company also recognized a gain of $6.5 million related to the settlement of its interest rate swap associated with Term Loan A. These amounts were recorded to other income (expense), net in the condensed consolidated statements of operations.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

After taking into account approximately $13.2 million of outstanding letters of credit issued under the ABL revolver, the Company had approximately $181.2 million available for borrowings as of October 7, 2006. In addition, the Company has approximately $76.1 million of letters of credit and bank guarantees outstanding under its pre-funded letter of credit facility.

The terms and covenants under the new senior secured credit facilities are similar to those under the Company’s previous senior secured credit facilities except that the new facilities do not contain certain financial maintenance or maximum capital expenditure covenants. The Company was in compliance with all applicable covenants at October 7, 2006.

During June 2006, the Company entered into an interest rate swap agreement in order to hedge future changes in interest rates. This agreement effectively converted $320 million of borrowings under Term Loan C, which is variable-rate debt, to a fixed rate basis through June 2011. The interest rate swap fixed the interest rate at 7.2%. The fair value of the interest rate swap was a liability of $6.2 million at October 7, 2006. Simultaneously, the Company executed a cross currency swap to synthetically convert $320 million of Term Loan C into Japanese yen denominated debt in order to effectively lower the U.S. dollar fixed interest rate of 7.2% to a Japanese yen interest rate of 3.6%. Since the cross currency swap does not qualify for hedge accounting, all gains and losses are recorded through other income (expense), net in the condensed consolidated statements of operations. The fair value of the cross currency swap was an asset of $19.4 million at October 7, 2006.

7.	SHAREHOLDERS’ EQUITY

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows in each period:

	Quarter Ended
	October 7,	October 8,
	2006	2005

(In thousands)
Net income (loss)	$(56,147)	$17,604
Unrealized foreign currency exchange translation loss	(2,467)	(2,381)
Reclassification of realized cash flow hedging (gains) losses to net income (loss)	410	(2,682)
Unrealized net gain (loss) on cash flow hedging instruments	(3,994)	1,989

Comprehensive income (loss)	$(62,198)	$14,530

	Three Quarters Ended
	October 7,	October 8,
	2006	2005

(In thousands)
Net income (loss)	$(43,566)	$67,086
Unrealized foreign currency exchange translation gain (loss)	9,797	(21,840)
Reclassification of realized cash flow hedging gains to net income (loss)	(6,168)	(3,320)
Unrealized net gain (loss) on cash flow hedging instruments	(3,645)	4,864

Comprehensive income (loss)	$(43,582)	$46,790

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Capital Contribution and Return of Capital

On March 3, 2006, DHM Holding Company, Inc. (“HoldCo”) executed a $150 million senior secured term loan agreement. In March 2006, HoldCo contributed $28.4 million to its wholly-owned subsidiary, Dole Holding Company, LLC (“DHC”), the Company’s immediate parent, which contributed the funds to the Company. As planned, in October 2006, the Company declared a cash capital repayment of $28.4 million to DHC, returning the $28.4 million capital contribution made by DHC in March 2006. The Company expects to repay this amount during the fourth quarter of 2006.

On October 4, 2006, the Company loaned $31 million to DHC, which then dividended the funds to HoldCo for contribution to Westlake Wellbeing Properties, LLC. In connection with this funding, an intercompany loan agreement was entered into between DHC and the Company. DHC has no operations and would need to repay the loan with a dividend from the Company, a contribution from HoldCo, or through a financing transaction. It is currently anticipated that amounts under the intercompany loan agreement will be replaced with dividend proceeds or, the loan would be forgiven within the next year. The Company has accounted for the intercompany loan as a distribution of additional paid-in capital.

Dividends

During the three quarters ended October 7, 2006, the Company declared and paid dividends of $163.7 million to DHC. No dividends were declared or paid during the quarter ending October 7, 2006.

During the quarter and three quarters ended October 8, 2005, the Company declared dividends of $3.4 million and $77.4 million, respectively, to DHC, of which $74 million was paid. The dividends were a return of the capital contribution made to the Company by DHC in 2004. The remaining balance of $3.4 million was paid during the fourth quarter of 2005.

The Company’s ability to declare future dividends is limited under the terms of its senior secured credit facilities and bond indentures. As of October 7, 2006, the Company had no ability to declare and pay future dividends or other similar distributions.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for the Company’s U.S. and international pension plans and other postretirement benefit (“OPRB”) plans were as follows:

	U.S. Pension Plans		Foreign Pension Plans		OPRB Plans
	Quarter Ended		Quarter Ended		Quarter Ended
	October 7,	October 8,	October 7,	October 8,	October 7,	October 8,
	2006	2005	2006	2005	2006	2005

(In thousands)
Components of net periodic benefit cost:
Service cost	$544	$583	$1,209	$1,758	$87	$171
Interest cost	5,224	5,419	2,015	2,959	1,204	1,360
Expected return on plan assets	(5,545)	(5,562)	(115)	(102)	—	—
Amortization of:
Unrecognized net loss (gain)	193	265	81	52	(35)	7
Unrecognized prior service cost (benefit)	—	1	21	19	(281)	(230)
Unrecognized net transition obligation	—	—	18	15	—	—

	$416	$706	$3,229	$4,701	$975	$1,308

	U.S. Pension Plans		Foreign Pension Plans		OPRB Plans
	Three Quarters Ended		Three Quarters Ended		Three Quarters Ended
	October 7,	October 8,	October 7,	October 8,	October 7,	October 8,
	2006	2005	2006	2005	2006	2005

(In thousands)
Components of net periodic benefit cost:
Service cost	$1,360	$1,459	$2,940	$3,382	$217	$222
Interest cost	13,060	13,545	4,904	5,450	3,004	3,287
Expected return on plan assets	(13,863)	(13,905)	(283)	(256)	—	—
Amortization of:
Unrecognized net loss (gain)	483	662	184	128	(87)	17
Unrecognized prior service cost (benefit)	—	3	48	48	(703)	(575)
Unrecognized net transition obligation	—	—	44	38	—	—

	$1,040	$1,764	$7,837	$8,790	$2,431	$2,951

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Under the Internal Revenue Service funding requirements, no contribution will be required for 2006. However, the Company may make contributions to its U.S. qualified plan in 2006 at its election. Contributions to the qualified U.S. pension plan in excess of the minimum funding requirements are voluntary and may change depending on the Company’s operating performance or at management’s discretion. During the quarter and three quarters ended October 7, 2006, the Company contributed $0.4 million to its qualified U.S. pension plan.

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

Revenues from external customers and EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended		Three Quarters Ended
	October 7,	October 8,	October 7,	October 8,
	2006	2005	2006	2005

(In thousands)
Revenues from external customers:
Fresh fruit	$1,126,391	$1,015,393	$3,027,324	$2,938,997
Fresh vegetables	325,040	318,953	872,646	862,782
Packaged foods	287,973	252,808	705,643	638,461
Fresh-cut flowers	34,212	41,142	137,245	138,221
Other operating segments	23,960	16,713	43,761	35,032

	$1,797,576	$1,645,009	$4,786,619	$4,613,493

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Quarter Ended		Three Quarters Ended
	October 7,	October 8,	October 7,	October 8,
	2006	2005	2006	2005

(In thousands)
EBIT:
Fresh fruit	$17,871	$29,624	$90,564	$201,090
Fresh vegetables	(911)	(3,768)	15,440	26,106
Packaged foods	20,301	25,291	57,184	64,010
Fresh-cut flowers	(42,594)	(3,046)	(48,072)	846
Other operating segments	536	255	1,109	768

Total operating segments	(4,797)	48,356	116,225	292,820
Corporate	2,504	(1,386)	(22,652)	(64,801)
Interest expense	56,720	40,963	131,152	109,420

Income (loss) before income taxes	$(59,013)	$6,007	$(37,579)	$118,599

A majority of the Company’s equity earnings in unconsolidated subsidiaries, which have been included in EBIT in the table above, relate to the fresh fruit operating segment.

Total assets for the reportable operating segments and corporate were as follows (in thousands):

	October 7,	December 31,
	2006	2005

Fresh fruit	$2,352,714	$2,301,090
Fresh vegetables	468,948	451,490
Packaged foods	671,410	639,999
Fresh-cut flowers	120,812	153,565
Other operating segments	18,433	12,478

Total operating segments	3,632,317	3,558,622
Corporate	857,290	851,105

	$4,489,607	$4,409,727

10.	CONTINGENCIES

The Company is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to the Company’s operations. At October 7, 2006, guarantees of $1.8 million consisted primarily of amounts advanced under third party bank agreements to independent growers that supply the Company with product. The Company has not historically experienced any significant losses associated with these guarantees.

In connection with the April 2006 refinancing transaction, the Company obtained a $100 million pre-funded letter of credit facility. As of October 7, 2006, letters of credit and bank guarantees outstanding under this facility totaled $76.1 million. In addition, the Company issues letters of credit and bonds through major banking institutions, insurance companies and its ABL revolver as required by certain regulatory authorities, vendor and other operating agreements. As of October 7, 2006, total letters of credit and bonds outstanding under these arrangements were $38.4 million.

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

The Company also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. The Company guaranteed $157.4 million of its subsidiaries’ obligations to their suppliers and other third parties as of October 7, 2006.

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

Currently there are 537 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP or seeking enforcement of Nicaraguan judgments. Thirty-five of these lawsuits (increased from 27 as of June 17, 2006) are currently pending in various jurisdictions in the United States; the increase results from: (1) a redistribution of claimants by plaintiffs’ counsel; (2) the addition of eight new lawsuits in California involving claims by West African nationals; and (3) a lawsuit brought by a Texas law firm with Nicaraguan clients seeking damages and an order against Dole, a Dole executive, and its counsel to restrain them from engaging in discussions with claimant group leaders and the government of Nicaragua. A Nicaragua court order revoking the prior embargo of certain trademarks belonging to Dole and other defendants in Nicaragua is on appeal. One case pending in Los Angeles Superior Court with 13 Nicaraguan plaintiffs has a trial date of February 28, 2007 (changed from January 24, 2007). Another case in Galveston, Texas with 181 (formerly 439) claimants from Costa Rica has a trial planned for January 8, 2007. The remaining cases are pending in Latin America and the Philippines, including 302 (down from 347) labor cases pending in Costa Rica under that country’s national insurance program. Claimed

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

damages in DBCP cases worldwide total approximately $39.6 billion, with lawsuits in Nicaragua representing approximately 87% of this amount. In almost all of the non-labor cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against the Company.

In Nicaragua, 178 cases are currently filed in various courts throughout the country, with all but one of the lawsuits brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional.

Seventeen cases have resulted in judgments in Nicaragua: $489.4 million (nine cases consolidated with 468 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; $64.8 million (one case with 86 claimants) on June 15, 2004; $27.7 million (one case with 39 claimants) on March 17, 2005; $98.5 million (one case with 150 claimants) on August 8, 2005; and $46.4 million (one case with 62 claimants) on August 20, 2005. The Company has appealed all judgments to the Nicaragua Courts of Appeal, with the Company’s appeal of the August 8, 2005 $98.5 million judgment currently pending.

There are 32 active cases currently pending in civil courts in Managua (14), Chinandega (16) and Puerto Cabezas (2), all of which have been brought under Law 364 except for one of the cases pending in Chinandega. Six of the active cases pending before the court in Chinandega have been consolidated for trial, which seeks $3.4 billion on behalf of 1,708 claimants. Trial in this consolidated case commenced November 25, 2005. In the 31 active cases under Law 364, except for six cases in Chinandega and four cases in Managua, where the Company has not yet been ordered to answer, the Company has sought to have the cases returned to the United States pursuant to Law 364. Notwithstanding, the Chinandega courts have denied the Company’s request in seven cases (six of which are consolidated) pending there; the Managua court denied the Company’s request in one of the cases pending there; and the court in Puerto Cabezas denied the Company’s request in the two cases there. The Company’s requests in nine of the cases in Managua are still pending; and the Company expects to make similar requests in the remaining four cases at the appropriate time. The Company has appealed the two decisions of the court in Puerto Cabezas, the decision of the court in Managua and the seven decisions of the courts in Chinandega.

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

On October 23, 2006, Dole announced that Standard Fruit de Honduras, S.A., a Dole subsidiary, has reached an agreement with the Government of Honduras and representatives of Honduran banana workers. This agreement establishes a Worker Program that is intended by the parties to resolve in a fair and equitable manner the claims of male banana workers alleging sterility as a result of exposure to the agricultural chemical DBCP. The Honduran Worker Program will not have a material effect on Dole’s financial condition or results of operations.

As to all the DBCP matters, the Company has denied liability and asserted substantial defenses. While Dole believes there is no reliable scientific basis for alleged injuries from the agricultural field application of DBCP, Dole continues to seek reasonable resolution of other pending litigation and claims in the U.S. and Latin America. For example, as in Honduras, Dole is committed in finding a prompt resolution to the DBCP claims in Nicaragua, and is prepared to pursue a structured worker program in Nicaragua with science-based criteria. Although no assurance can be given concerning the outcome of these cases, in the opinion of management, after consultation with legal counsel and based on past experience defending and settling DBCP claims, the pending lawsuits are not expected to have a material adverse effect on the Company’s financial condition or results of operations.

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

Honduran Tax Case:  In 2005, the Company received a tax assessment from Honduras of approximately $137 million (including the claimed tax, penalty, and interest through the date of assessment) relating to the disposition of all of the Company’s interest in Cervecería Hondureña, S.A in 2001. The Company believes the assessment is without merit and filed an appeal with the Honduran tax authorities, which was denied. As a result of the denial in the administrative process, in order to negate the tax assessment, on August 5, 2005, the Company proceeded to the next stage of the appellate process by filing a lawsuit against the Honduran government, in the Honduran Administrative Tax Trial Court. The Honduran government is seeking dismissal of the lawsuit and attachment of assets, which the Company is challenging. The Honduran Supreme Court recently affirmed the

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

decision of the Honduran intermediate appellate court that a statutory prerequisite to challenging the tax assessment on the merits is the payment of the tax assessment or the filing of a payment plan with the Honduran courts; Dole is now challenging the constitutionality of the statute requiring such payment or payment plan. No reserve has been provided for this tax assessment.

Hurricane Katrina Cases:  Dole is one of a number of parties sued, including the Mississippi State Port Authority as well as other third party terminal operators, in connection with the August 2005 Hurricane Katrina. The plaintiffs assert that they suffered property damage because of the defendants’ alleged failure to reasonably secure shipping containers at the Gulfport, Mississippi port terminal before Hurricane Katrina hit. Dole believes that it took reasonable precautions and that property damage was due to the unexpected force of Hurricane Katrina, a Category 5 hurricane that was one of the costliest disasters in U.S. history. Dole expects that this Katrina-related litigation will not have a material adverse effect on its financial condition or results of operations.

Spinach E.coli Outbreak:  On September 15, 2006, Natural Selection Foods LLC recalled all packaged fresh spinach that Natural Selection Foods produced and packaged with Best-If-Used-By dates from August 17 through October 1, 2006, because of reports of illness due to E. coli O157:H7 following consumption of packaged fresh spinach produced by Natural Selection Foods. These packages were sold under 28 different brand names, one of which was DOLE®. Natural Selection Foods produced and packaged all spinach items under the DOLE label (with the names “Spinach,” “Baby Spinach” and “Spring Mix”). On September 15, 2006, Dole announced that it supported the voluntary recall issued by Natural Selection Foods. Dole has no ownership or other economic interest in Natural Selection Foods.

The U.S. Food and Drug Administration announced on September 29, 2006 that all spinach implicated in the current outbreak has traced back to Natural Selection Foods. The FDA stated that this determination was based on epidemiological and laboratory evidence obtained by multiple states and coordinated by the Centers for Disease Control and Prevention. The trace back investigation has narrowed to four implicated fields on four ranches. FDA and the State of California announced October 12, 2006 that the test results for certain samples collected during the field investigation of the outbreak of E. coli O157:H7 in spinach were positive for E. coli O157:H7. Specifically, samples of cattle feces on one of the implicated ranches tested positive based on matching genetic fingerprints for the same strain of E. coli O157:H7 found in the infected persons. FDA reports that, as of October 20, 2006, testing of other environmental samples from all four ranches that supplied the implicated lot of contaminated spinach is in progress.

To date, 204 cases of illness due to E. coli O157:H7 infection have been reported to the Centers for Disease Control and Prevention (203 in 26 states and one in Canada) including 31 cases involving a type of kidney failure called Hemolytic Uremic Syndrome (HUS), 104 hospitalizations, and three deaths. Dole is aware of 12 lawsuits that have been filed against Natural Selection Foods and Dole, among others. Dole expects that the vast majority of the spinach E. coli O157:H7 claims will be handled outside the formal litigation process. Since Natural Selection Foods, not Dole, produced and packaged the implicated spinach products, Dole has tendered the defense of these and other claims to Natural Selection Foods and its insurance carriers and has sought indemnity for all of Dole’s damages from Natural Selection Foods, based on the provisions of the contract between Dole and Natural Selection Foods. Dole expects that the company or companies (and their insurance carriers) that grew the implicated spinach for Natural Selection Foods also will be involved in the resolution of the E. coli O157:H7 claims. Dole expects that the spinach E. coli O157:H7 matter will not have a material adverse effect on Dole’s financial condition or results of operations.

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

During the three quarters ended October 7, 2006, the Company incurred direct incremental expenses of $1.7 million related to Hurricane Katrina, bringing the total charge to $11.8 million. The total charge includes direct incremental expenses of $5.6 million, write-offs of owned assets with a net book value of $4.1 million and leased assets of $2.1 million representing amounts due to lessors. The Company maintains customary insurance for its property, including shipping containers, as well as for business interruption. During the three quarters ended October 7, 2006, the Company collected $7.3 million from insurance carriers related to cargo and property damage bringing the total cash collected to $13.3 million. The Company is continuing to work with its insurers to evaluate the extent of the costs incurred as a result of the hurricane damage and to determine the extent of the insurance coverage for that damage.

12.	BUSINESS ACQUISITION

On October 3, 2006, Jamaica Producers Group Ltd. (“JPG”) accepted the Company’s offer to purchase from JPG the 65% of JP Fruit Distributors Ltd. (“JPFD”) that the Company does not already own for $41.9 million in cash. The transaction closed during the fourth quarter of 2006. JPFD imports and sells fresh produce in the United Kingdom. The Company is considering expressions of interest by potential partners with respect to the ownership and operation of JPFD.

13.	ASSETS HELD FOR SALE

During the third quarter of 2006, the Company committed to a plan of sale of its Pacific Coast Truck Center (“Pac Truck”) business and is in the process of selling certain other long-lived assets. The Pac Truck business consists of a full service truck dealership that provides medium and heavy-duty trucks to customers in the Pacific Northwest region. In accordance with FAS 144, the Company has reclassified the Pac Truck business and other long-lived assets as current assets held for sale.

The sale of Pac Truck closed during the fourth quarter of 2006 for $21.3 million. The Company received $15.9 million of net proceeds from the sale after the assumption of $5.4 million of debt and currently estimates a gain of approximately $5 million on the sale. The net proceeds and estimated gain are subject to post-closing adjustments.

The financial results of Pac Truck are presented in the “other operating segments” and are not material to the consolidated operating results of the Company.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Total assets held for sale by segment were are follows:

October 7,
2006

(In thousands)
Assets held for sale by segment:
Fresh fruit	$23,286
Fresh vegetables	3,251
Other operating segments	18,433

Total assets held for sale	$44,970

The major classes of assets and liabilities held for sale included in the Company’s condensed consolidated balance sheet were as follows:

October 7,
2006

(In thousands)
Assets held for sale:
Cash and cash equivalents	$9
Receivables	3,812
Inventories	9,701
Prepaid expenses	29

Total current assets	13,551
Property, plant and equipment, net of accumulated depreciation	31,419

Total assets held for sale	$44,970

Liabilities associated with assets held for sale
Accounts payable	$2,878
Accrued liabilities	434
Current portion of long-term debt	1,689
Notes payable	1,103

Total current liabilities	6,104
Long-term debt	2,668

Total long-term liabilities	2,668

Total liabilities associated with assets held for sale	$8,772

14.	RESTRUCTURINGS AND RELATED ASSET IMPAIRMENTS

During the third quarter of 2006, the Company restructured its fresh-cut flowers division (“DFF”) to better focus on high-value products and flower varieties, and position the business unit for future growth. In connection with this restructuring, DFF has ceased its farming operations in Ecuador and will close two farms in Colombia and downsize other Colombian farms. DFF expects to incur total costs of approximately $30.5 million related to this initiative, of which $8.2 million relates to cash restructuring costs and $22.3 million to non-cash impairment charges associated with the write-off of certain long-lived assets, intangible assets and inventory.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During the third quarter ended October 7, 2006, total restructuring and impairment costs incurred amounted to approximately $5.9 million and $22.3 million, respectively. The $5.9 million of restructuring costs relate to approximately 3,500 employees who will be severed by the end of fiscal 2007. As of October 7, 2006, no restructuring costs had been paid. The $22.3 million charge relates to the impairment and write-off of the following assets: trade names ($4.9 million), deferred crop growing costs ($8.5 million), property, plant and equipment ($8.1 million), and inventory ($0.8 million). Of the $28.2 million total costs incurred during the third quarter ended October 7, 2006, $23.2 million has been included in cost of products sold and $5 million in selling, marketing, and general and administrative expenses, in the condensed consolidated statements of operations. The Company also currently estimates that an additional $2.3 million of restructuring costs, related to land clearing costs and employee severance, will be incurred and paid by the end of 2007.

During the first quarter of 2006, the commercial relationship substantially ended between the Company’s wholly-owned subsidiary, Saba Trading AB (“Saba”), and Saba’s largest customer. Saba is a leading importer and distributor of fruit, vegetables and flowers in Scandinavia. Saba’s financial results are included in the fresh fruit reporting segment. Other than the expected charges described below, the loss of this customer’s business is not expected to be material to the Company’s on-going earnings. The Company restructured certain lines of Saba’s business and expects to incur approximately $13 million of total related costs. Total restructuring and fixed asset write-offs incurred as of October 7, 2006, amounted to approximately $10.1 million, of which $7.7 million is included in cost of products sold and $2.4 million in selling, marketing, and general and administrative expenses in the condensed consolidated statements of operations. Total restructuring costs of $9.6 million include $7.9 million of employee severance costs which impacted 245 employees as well as $1.7 million of contractual lease obligations. Fixed asset write-offs of $0.5 million were also incurred as a result of the restructuring. As of October 7, 2006, the remaining amounts of accrued employee severance costs and contractual lease obligations were $3.2 million and $1 million, respectively. The Company currently estimates that the remaining $2.9 million of restructuring costs, primarily related to employee severance and contractual lease obligations, will be incurred during the fourth quarter of 2006 and paid by the end of 2007. In addition, during the third quarter of 2006, Saba settled a contractual claim against this customer.

In connection with the Company’s on-going farm optimization programs in Asia, approximately $6.7 million of crop related costs were written-off during the third quarter of 2006. The $6.7 million non-cash charge has been included in cost of products sold in the condensed consolidated statements of operations.

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

As of January 1, 2006, Dole Packaged Frozen Foods, Inc. was converted to a limited liability company. In addition, the assets and liabilities of the Dole Packaged Foods division were contributed to Dole Packaged Frozen Foods, Inc., and the combined entity was renamed Dole Packaged Foods, LLC. Prior to January 1, 2006, Dole Packaged Foods was included as a division of Dole Food Company, Inc. for all guarantor financial statements

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

presented. Subsequent to the change in structure effective January 1, 2006, Dole Packaged Foods, LLC is presented as a Guarantor for disclosure purposes in the accompanying condensed consolidated financial statements for the quarter and three quarters ended October 7, 2006.

The following are condensed consolidating statements of operations of the Company for the quarters and three quarters ended October 7, 2006 and October 8, 2005; condensed consolidating balance sheets as of October 7, 2006 and December 31, 2005; and condensed consolidating statements of cash flows for the three quarters ended October 7, 2006 and October 8, 2005.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended October 7, 2006

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$22,914	$875,177	$1,273,522	$(374,037)	$1,797,576
Cost of products sold	20,806	788,737	1,240,554	(365,029)	1,685,068

Gross margin	2,108	86,440	32,968	(9,008)	112,508
Selling, marketing and general and administrative expenses	19,508	59,135	64,849	(9,008)	134,484

Operating income (loss)	(17,400)	27,305	(31,881)	—	(21,976)
Equity in subsidiary income	(70,454)	(37,341)	—	107,795	—
Other income (expense), net	—	—	19,661	—	19,661
Interest income	77	102	1,768	—	1,947
Interest expense	36,417	101	20,202	—	56,720

Loss before income taxes, minority interests and equity earnings	(124,194)	(10,035)	(30,654)	107,795	(57,088)
Income taxes	(68,062)	58,185	7,011	—	(2,866)
Minority interests, net of income taxes	48	2,629	270	—	2,947
Equity in earnings of unconsolidated subsidiaries, net of income taxes	(33)	(27)	(962)	—	(1,022)

Net loss	$(56,147)	$(70,822)	$(36,973)	$107,795	$(56,147)

For the Quarter Ended October 8, 2005

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$166,531	$670,087	$1,139,667	$(331,276)	$1,645,009
Cost of products sold	126,553	624,213	1,055,686	(324,808)	1,481,644

Gross margin	39,978	45,874	83,981	(6,468)	163,365
Selling, marketing and general and administrative expenses	40,392	38,230	64,488	(6,468)	136,642

Operating income (loss)	(414)	7,644	19,493	—	26,723
Equity in subsidiary income	34,189	27,286	—	(61,475)	—
Other income (expense), net	—	(550)	18,686	—	18,136
Interest income	217	54	1,558	—	1,829
Interest expense	30,164	106	10,693	—	40,963

Income before income taxes, minority interests and equity earnings	3,828	34,328	29,044	(61,475)	5,725
Income taxes	(14,166)	(1,724)	4,293	—	(11,597)
Minority interests, net of income taxes	390	665	696	—	1,751
Equity in earnings of unconsolidated subsidiaries, net of income taxes	—	37	(2,070)	—	(2,033)

Net income	$17,604	$35,350	$26,125	$(61,475)	$17,604

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OPERATIONS
For the Three Quarters Ended October 7, 2006

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$49,648	$2,340,166	$3,383,524	$(986,719)	$4,786,619
Cost of products sold	43,825	2,100,580	3,186,543	(968,887)	4,362,061

Gross margin	5,823	239,586	196,981	(17,832)	424,558
Selling, marketing and general and administrative expenses	46,748	152,533	169,410	(17,832)	350,859

Operating income (loss)	(40,925)	87,053	27,571	—	73,699
Equity in subsidiary income	(15,938)	(12,143)	—	28,081	—
Other income (expense), net	(3,206)	—	17,752	—	14,546
Interest income	821	297	4,008	—	5,126
Interest expense	87,093	258	43,801	—	131,152

Income (loss) before income taxes, minority interests and equity earnings	(146,341)	74,949	5,530	28,081	(37,781)
Income taxes	(102,862)	89,692	19,157	—	5,987
Minority interests, net of income taxes	120	2,741	804	—	3,665
Equity in earnings of unconsolidated subsidiaries, net of income taxes	(33)	(430)	(3,404)	—	(3,867)

Net loss	$(43,566)	$(17,054)	$(11,027)	$28,081	$(43,566)

For the Three Quarters Ended October 8, 2005

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$419,686	$1,851,143	$3,258,326	$(915,662)	$4,613,493
Cost of products sold	315,164	1,698,033	2,902,619	(902,427)	4,013,389

Gross margin	104,522	153,110	355,707	(13,235)	600,104
Selling, marketing and general and administrative expenses	100,716	97,485	173,876	(13,235)	358,842

Operating income	3,806	55,625	181,831	—	241,262
Equity in subsidiary income	218,129	179,801	—	(397,930)	—
Other income (expense), net	(43,699)	—	23,852	—	(19,847)
Interest income	364	129	3,381	—	3,874
Interest expense	87,220	219	21,981	—	109,420

Income before income taxes, minority interests and equity earnings	91,380	235,336	187,083	(397,930)	115,869
Income taxes	23,316	15,723	12,474	—	51,513
Minority interests, net of income taxes	978	877	1,042	—	2,897
Equity in earnings of unconsolidated subsidiaries, net of income taxes	—	(259)	(5,368)	—	(5,627)

Net income	$67,086	$218,995	$178,935	$(397,930)	$67,086

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of October 7, 2006

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
ASSETS
Cash and cash equivalents	$14,768	$(11,283)	$52,908	$—	$56,393
Receivables, net of allowances	78,008	156,642	471,759	—	706,409
Inventories	5,358	264,927	363,581	—	633,866
Prepaid expenses	3,055	13,429	45,818	—	62,302
Deferred income tax assets	9,185	24,778	3,632	—	37,595
Assets held for sale	—	44,970	—	—	44,970

Total current assets	110,374	493,463	937,698	—	1,541,535
Investments	2,395,791	1,702,532	83,049	(4,096,767)	84,605
Property, plant and equipment, net	289,785	367,528	794,463	—	1,451,776
Goodwill	—	163,925	376,355	—	540,280
Intangible assets, net	690,242	26,454	1,708	—	718,404
Other assets, net	41,931	8,998	102,078	—	153,007

Total assets	$3,528,123	$2,762,900	$2,295,351	$(4,096,767)	$4,489,607

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$1,814	$116,626	$271,396	$—	$389,836
Accrued liabilities	79,614	203,779	202,302	—	485,695
Liabilities related to assets held for sale	—	8,772	—	—	8,772
Return of capital payable	28,390	—	—	—	28,390
Current portion of long-term debt	1,950	9	11,846	—	13,805

Total current liabilities	111,768	329,186	485,544	—	926,498
Intercompany payables (receivables)	891,523	(41,917)	(849,606)	—	—
Long-term debt	1,437,146	—	822,535	—	2,259,681
Deferred income tax liabilities	267,786	40,283	18,661	—	326,730
Other long-term liabilities	441,630	39,961	93,219	—	574,810
Minority interests	—	7,628	15,990	—	23,618
Total shareholders’ equity	378,270	2,387,759	1,709,008	(4,096,767)	378,270

Total liabilities and shareholders’ equity	$3,528,123	$2,762,900	$2,295,351	$(4,096,767)	$4,489,607

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Quarters Ended October 7, 2006

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Operating activities
Cash flow provided by (used in) operating activities	$(46,575)	$39,948	$20,634	$—	$14,007

Investing activities
Proceeds from sales of assets	175	143	9,081	—	9,399
Capital additions	(886)	(45,176)	(38,922)	—	(84,984)
Repurchase of common stock in the going-private merger transaction	(200)	—	—	—	(200)

Cash flow used in investing activities	(911)	(45,033)	(29,841)	—	(75,785)

Financing activities
Short-term debt borrowings	—	765	51,143	—	51,908
Short-term debt repayments	—	(1,518)	(51,208)	—	(52,726)
Long-term debt borrowings	945,071	1,334	988,974	—	1,935,379
Long-term debt repayments	(729,214)	(888)	(967,060)	—	(1,697,162)
Capital contribution from parent	28,390	—	—	—	28,390
Distribution to parent	(31,000)	—	—	—	(31,000)
Dividends paid to minority shareholders	—	(438)	(1,227)	—	(1,665)
Dividends paid to parent	(163,691)	—	—	—	(163,691)

Cash flow provided by (used in) financing activities	49,556	(745)	20,622	—	69,433

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(74)	—	(74)

Increase (decrease) in cash and cash equivalents	2,070	(5,830)	11,341	—	7,581
Cash and cash equivalents at beginning of period	12,698	(5,453)	41,567	—	48,812

Cash and cash equivalents at end of period	$14,768	$(11,283)	$52,908	$—	$56,393

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Quarters Ended October 8, 2005

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Operating activities
Cash flow provided by operating activities	$533,640	$593,764	$108,637	$(1,136,713)	$99,328

Investing activities
Proceeds from sales of assets	2,616	83	6,269	—	8,968
Proceeds from sale of investments	—	—	6,100	—	6,100
Acquisitions and investments	—	—	(51,062)	—	(51,062)
Capital additions	(4,849)	(19,068)	(57,415)	—	(81,332)
Repurchase of common stock in the going-private merger transaction	(399)	—	—	—	(399)

Cash flow used in investing activities	(2,632)	(18,985)	(96,108)	—	(117,725)

Financing activities
Short-term debt borrowings	—	1,179	16,989	—	18,168
Short-term debt repayments	—	(19,071)	(16,973)	—	(36,044)
Long-term debt borrowings, net of debt issuance costs	409,300	973	902,814	—	1,313,087
Long-term debt repayments	(865,448)	(709)	(346,942)	—	(1,213,099)
Intercompany dividends	—	(566,713)	(570,000)	1,136,713	—
Dividends paid to minority shareholders	—	(1,545)	(1,149)	—	(2,694)
Dividends paid to parent	(73,850)	—	—	—	(73,850)

Cash flow provided by (used in) financing activities	(529,998)	(585,886)	(15,261)	1,136,713	5,568

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	—	(1,927)	—	(1,927)

Increase (decrease) in cash and cash equivalents	1,010	(11,107)	(4,659)	—	(14,756)
Cash and cash equivalents at beginning of period	9,236	3,279	66,702	—	79,217

Cash and cash equivalents at end of period	$10,246	$(7,828)	$62,043	$—	$64,461

DOLE FOOD COMPANY, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

For the third quarter of 2006, Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) generated revenues of $1.80 billion, reflecting a 9% increase compared to the prior year. Higher sales were reported in the Company’s fresh fruit, fresh vegetables and packaged foods operating segments. The Company incurred an operating loss of $22 million compared to operating income of $26.7 million earned in the prior year. Operating income decreased due to lower earnings in the Company’s fresh-cut flowers, packaged foods and fresh fruit operating segments. The decrease in operating income was primarily due to restructuring costs incurred at fresh-cut flowers, higher production, shipping and distribution costs in all four operating segments, and the impact of unfavorable foreign currency exchange movements. A net loss of $56.1 million was reported for the third quarter of 2006 compared to income of $17.6 million in the third quarter of 2005.

For the three quarters ended October 7, 2006, the Company generated revenues of $4.79 billion, reflecting a 4% increase compared to the prior year. Higher sales were reported in the Company’s fresh fruit, fresh vegetables and packaged foods operating segments. Operating income was $73.7 million for the three quarters ended October 7, 2006 compared to $241.3 million of income in the prior year. Lower operating income was reported by all four of the Company’s operating segments. The decrease in operating income was primarily due to similar factors that impacted the third quarter operating results. A net loss of $43.6 million was reported for the three quarters ended October 7, 2006 compared to net income of $67.1 million in the three quarters ended October 8, 2005.

During the third quarter of 2006, the Company initiated a plan to restructure its fresh-cut flowers business in order to implement changes that will create efficiencies, improve performance and better align supply with demand. In connection with this initiative, the Company expects to incur total costs of approximately $30.5 million. As of October 7, 2006, the Company recorded a charge of $28.2 million which consists of $5.9 million of cash employee severance costs and $22.3 million related to the non-cash impairment of certain assets Refer to Note 14 of the Condensed Consolidated Financial Statements for further discussion of this restructuring.

Results of Operations

Selected results of operations for the quarters ended and three quarters ended October 7, 2006 and October 8, 2005 were as follows:

	Quarter Ended
	October 7,	October 8,
	2006	2005

(In thousands)
Revenues, net	$1,797,576	$1,645,009
Operating income (loss)	(21,976)	26,723
Interest income and other income (expense), net	21,608	19,965
Interest expense	56,720	40,963
Minority interests and equity in earnings of unconsolidated subsidiaries, net of income taxes	1,925	(282)
Income taxes	(2,866)	(11,597)
Net income (loss)	(56,147)	17,604

	Three Quarters Ended
	October 7,	October 8,
	2006	2005

(In thousands)
Revenues, net	$4,786,619	$4,613,493
Operating income	73,699	241,262
Interest income and other income (expense), net	19,672	(15,973)
Interest expense	131,152	109,420
Minority interests and equity in earnings of unconsolidated subsidiaries, net of income taxes	(202)	(2,730)
Income taxes	5,987	51,513
Net income (loss)	(43,566)	67,086

Revenues

For the quarter ended October 7, 2006, revenues increased 9% to $1.80 billion from $1.65 billion in the quarter ended October 8, 2005. The increase is due to higher sales in the Company’s fresh fruit, fresh vegetables and packaged foods operating segments. Fresh fruit sales increased primarily due to higher worldwide sales of bananas and pineapple, higher sales volume in the European ripening and distribution operation, and higher volumes of deciduous fruit sold in North America. There were also higher sales of commodity vegetables and packaged foods products in North America, primarily for FRUIT BOWLS®, fruit parfaits, canned products and packaged frozen foods. In addition, favorable foreign currency exchange movements benefited revenues by approximately $15 million. These increases were partially offset by lower sales volume of packaged salads and fresh-cut flowers.

For the three quarters ended October 7, 2006, revenues increased 4% to $4.79 billion from $4.61 billion in the three quarters ended October 8, 2005. Revenues increased due to higher volumes of bananas and pineapples sold in North America and Europe, as well as higher sales of commodity vegetables and packaged foods products in North America. These increases were partially offset by lower sales in the Company’s European ripening and distribution operations as the result of the Company ending its commercial relationship with a significant customer of Saba Trading AB (“Saba”), lower banana pricing in Asia, and lower volumes of packaged salads sold in North America. In addition, unfavorable foreign currency exchange movements in the Company’s foreign selling locations impacted revenues. If foreign currency exchange rates in the Company’s significant foreign operations during the three quarters ended October 7, 2006 had remained unchanged from those experienced in the three quarters ended October 8, 2005, the Company estimates that its revenues would have been higher by approximately $43 million.

Operating Income

For the quarter ended October 7, 2006, operating income decreased to a loss of $22 million from earnings of $26.7 million in the quarter ended October 8, 2005. The decrease was primarily attributable to lower operating results from the Company’s fresh-cut flowers and packaged foods segments, and Europe and Asia banana operations. These decreases were partially offset by improved operating results in worldwide fresh pineapple operations and in the commodity vegetables business as well the settlement of a contractual claim against a customer at Saba. The Company’s fresh-cut flowers segment incurred costs of $28.2 million related to the closing of its operations in Ecuador, the closing and downsizing of farms in Colombia and the impairment of long-lived assets, trade names and inventory. In addition, higher product, distribution and shipping costs, which resulted primarily from higher commodity costs (including fuel and tinplate) continued to affect the Company’s operations. Unfavorable foreign currency exchange movements also contributed to lower operating results. If foreign currency exchange rates in the Company’s significant foreign operations during the third quarter of 2006 had remained unchanged from those experienced in the third quarter of 2005, the Company estimates that its operating income would have been higher by approximately $3 million.

For the three quarters ended October 7, 2006, operating income decreased to $73.7 million from $241.3 million in the three quarters ended October 8, 2005. Lower operating income was reported by all four of the Company’s operating segments due primarily to higher production, shipping and distribution costs. Restructuring and impairment costs of approximately $28.2 million incurred by the fresh-cut flowers business and $10.1 million incurred at Saba impacted operating income during the three quarters ended October 7, 2006. Unfavorable foreign currency exchange movements also contributed to lower operating results. If foreign currency exchange rates in the Company’s significant foreign operations during the three quarters ended October 7, 2006 had remained unchanged from those experienced in the three quarters ended October 8, 2005, the Company estimates that its operating income would have been higher by approximately $24 million.

Interest Income and Other Income (Expense), Net

For the quarter ended October 7, 2006, interest income and other income (expense), net improved to income of $21.6 million from income of $20 million in the prior year. The improvement was primarily due to a gain of $20.1 million in 2006 related to the Company’s cross currency swap compared to $17.9 million of foreign currency exchange gains earned in 2005 related to the Company’s Japanese yen denominated term loan (“Yen loan”) and British pound sterling capital lease vessel obligation (“vessel obligation”) of $15.8 million and $2.1 million, respectively.

For the three quarters ended October 7, 2006, interest income and other income (expense), net improved to income of $19.7 million from an expense of $16 million in the three quarters ended October 8, 2005. The improvement was due to lower debt-related expenses of $35.7 million incurred as a result of the April 2006 debt refinancing transaction compared to the April 2005 refinancing and bond tender transactions. In addition, the Company recorded a gain of $20.4 million on its cross currency swap and $6.5 million on the settlement of its interest rate swap during 2006. These increases were offset by lower unrealized foreign currency exchange gains of $14.9 million on the Company’s Yen loan and $14 million on the Company’s vessel obligation.

Interest Expense

Interest expense for the quarter ended October 7, 2006 was $56.7 million compared to $41 million in the quarter ended October 8, 2005. Interest expense increased primarily as a result of additional borrowings and higher effective market-based borrowing rates on the Company’s debt facilities.

Interest expense for the three quarters ended October 7, 2006 was $131.2 million compared to $109.4 million for the three quarters ended October 8, 2005. The increase in interest expense was primarily attributable to the same factors that impacted the quarter.

Income Taxes

Income tax expense for the three quarters ended October 7, 2006 of approximately $6 million reflects an expected effective income tax rate for the fiscal year ending December 30, 2006 of approximately 94.5% applied to the Company’s year to date pre-tax income after excluding $44 million of foreign net operating losses for which no benefit is expected to be realized. Income tax expense for the three quarters ended October 8, 2005 of $12.3 million, which excludes the $39.2 million impact of the repatriation of certain foreign earnings, reflects the then expected effective income tax rate of approximately 10.4% for the fiscal year ended December 31, 2005.

In addition, income taxes for the quarters ended October 7, 2006 and October 8, 2005 were a benefit of $2.9 million and $11.6 million, respectively. The tax benefits for the quarters ended October 7, 2006 and October 8, 2005 include income tax expense of $9.2 million and a $12.3 million income tax benefit, respectively, to adjust the year-to-date effective income tax rates to the expected effective income tax rates for the fiscal years ending December 30, 2006 and December 31, 2005.

For 2006, the Company’s effective income tax rate is higher than the U.S. federal statutory rate primarily due to the accrual for certain tax-related contingencies partially offset by earnings from foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate. For 2005, the Company’s effective income tax rate differs from the U.S. federal statutory rate primarily due to earnings from operations being taxed in foreign jurisdictions at a net effective rate lower than the U.S. rate. Other than the taxes provided on the $570 million of repatriated foreign earnings in 2005, undistributed earnings from non-U.S. operations are currently intended to be reinvested indefinitely invested outside the U.S.

The increase in the effective income tax rate in 2006 versus the rate experienced in 2005 is principally due to earnings from operations decreasing by a larger relative percentage than the associated taxes, including the accrual for certain tax-related contingencies required to be provided on such earnings.

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

Revenues from external customers and EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended
	October 7,	October 8,
	2006	2005

(In thousands)
Revenues from external customers:
Fresh fruit	$1,126,391	$1,015,393
Fresh vegetables	325,040	318,953
Packaged foods	287,973	252,808
Fresh-cut flowers	34,212	41,142
Other operating segments	23,960	16,713

	$1,797,576	$1,645,009

EBIT:
Fresh fruit	$17,871	$29,624
Fresh vegetables	(911)	(3,768)
Packaged foods	20,301	25,291
Fresh-cut flowers	(42,594)	(3,046)
Other operating segments	536	255

Total operating segments	(4,797)	48,356
Corporate	2,504	(1,386)
Interest expense	56,720	40,963

Income (loss) before income taxes	$(59,013)	$6,007

	Three Quarters Ended
	October 7,	October 8,
	2006	2005

(In thousands)
Revenues from external customers:
Fresh fruit	$3,027,324	$2,938,997
Fresh vegetables	872,646	862,782
Packaged foods	705,643	638,461
Fresh-cut flowers	137,245	138,221
Other operating segments	43,761	35,032

	$4,786,619	$4,613,493

EBIT:
Fresh fruit	$90,564	$201,090
Fresh vegetables	15,440	26,106
Packaged foods	57,184	64,010
Fresh-cut flowers	(48,072)	846
Other operating segments	1,109	768

Total operating segments	116,225	292,820
Corporate	(22,652)	(64,801)
Interest expense	131,152	109,420

Income (loss) before income taxes	$(37,579)	$118,599

Fresh Fruit

Fresh fruit revenues in the quarter ended October 7, 2006 increased 11% to $1.13 billion from $1.02 billion in the quarter ended October 8, 2005. The increase in fresh fruit revenues was primarily due to the following: higher worldwide banana sales, higher pricing and surcharges for bananas sold in North America, higher sales in the European ripening and distribution operations, higher worldwide sales of pineapples and higher pricing and volumes of deciduous fruit sold in North America. The increase in volumes of European bananas was related to the implementation by the European Union (“EU”) of a new “tariff only” import fee on bananas effective January 1, 2006 which ended volume restrictions applicable to Latin American imported bananas. The increase in sales of European bananas was offset by significantly lower pricing of bananas as a result of excess supply brought into the market by non-traditional sellers. Favorable foreign currency exchange movements in the Company’s foreign selling locations, primarily with the euro and Swedish krona, benefited revenues by approximately $13 million during the third quarter of 2006.

Fresh fruit revenues in the three quarters ended October 7, 2006 increased 3% to $3.03 billion from $2.94 billion in the three quarters ended October 8, 2005. Revenues for the three quarters were impacted mainly by the same factors affecting sales in the third quarter, except for lower sales in the European ripening and distribution operations due to the loss of a significant customer of Saba and lower banana and pineapple sales in Asia. Unfavorable foreign currency exchange movements in the Company’s foreign selling locations impacted revenues during the three quarters ended October 7, 2006. If foreign currency exchange rates in the Company’s significant fresh fruit foreign operations during the three quarters ended October 7, 2006 had remained unchanged from those experienced in the three quarters ended October 8, 2005, the Company estimates that its fresh fruit revenues would have been higher by approximately $44 million.

Fresh fruit EBIT in the quarter ended October 7, 2006 decreased to $17.9 million from $29.6 million in the quarter ended October 8, 2005. EBIT decreased primarily as a result of higher product costs that impacted worldwide banana operations and deciduous fruit sold in North America. There were also higher costs in the European banana business related to the new tariff fees imposed by the EU in connection with the new import regime. Higher shipping and distribution costs due to significantly higher fuel costs also impacted fresh fruit EBIT.

These decreases were partially offset by higher sales of pineapples in North America and Europe, lower product costs of pineapples in Asia and the settlement of a contractual customer claim at Saba. If foreign currency exchange rates in the Company’s significant fresh fruit foreign operations during the quarter ended October 7, 2006 had remained unchanged from those experienced in the quarter ended October 8, 2005, the Company estimates that fresh fruit EBIT would have been higher by approximately $3 million. In addition, EBIT included unrealized foreign currency exchange losses related to the Company’s vessel obligation of $1.3 million for the quarter ended October 7, 2006, respectively.

Fresh fruit EBIT in the three quarters ended October 7, 2006 decreased to $90.6 million from $201.1 million in the three quarters ended October 8, 2005. EBIT decreased primarily as a result of the same factors that impacted EBIT in the third quarter. Additionally, EBIT was impacted by Saba restructuring costs of $10.1 million. If foreign currency exchange rates in the Company’s significant fresh fruit foreign operations during the three quarters ended October 7, 2006 had remained unchanged from those experienced in the three quarters ended October 8, 2005, the Company estimates that fresh fruit EBIT would have been higher by approximately $23 million. In addition, EBIT included unrealized foreign currency exchange losses related to the Company’s vessel obligation of $7 million for the three quarters ended October 7, 2006.

Fresh Vegetables

Fresh vegetables revenues for the quarter ended October 7, 2006 increased 2% to $325 million from $319 million in the quarter ended October 8, 2005. The increase was mainly due to higher pricing in the North America commodity vegetables business, primarily for celery, lettuce, berries, broccoli, and cauliflower. Sales in the North America commodity vegetables and packaged salads businesses also benefited from surcharges. These increases were partially offset by lower packaged salads volumes. Fresh vegetables revenues in the three quarters ended October 7, 2006 increased 1% to $872.6 million from $862.8 million in the three quarters ended October 8, 2005. Revenues for the three quarters were impacted by the same factors that increased revenues in the third quarter.

Fresh vegetables EBIT for the quarter ended October 7, 2006 improved to a loss of $0.9 million from a loss of $3.8 million in the quarter ended October 8, 2005. The increase in EBIT was mainly attributable to higher pricing and lower distribution costs in the commodity vegetable business. These increases were partially offset by lower sales volumes and higher distribution and vegetable production costs for packaged salads. Fresh vegetables EBIT for the three quarters ended October 7, 2006 decreased to $15.4 million from $26.1 million in the three quarters ended October 8, 2005. The decrease in EBIT was attributable to lower sales volumes and higher product and distribution costs in the packaged salads business.

On September 15, 2006, Natural Selection Foods LLC recalled all packaged fresh spinach that Natural Selection Foods produced and packaged with Best-If-Used-By dates from August 17 through October 1, 2006, because of reports of illness due to E. coli O157:H7 following consumption of packaged fresh spinach produced by Natural Selection Foods. These packages were sold under 28 different brand names, one of which was DOLE®. Natural Selection Foods produced and packaged all spinach items under the DOLE label (with the names “Spinach,” “Baby Spinach” and “Spring Mix”). On September 15, 2006, Dole announced that it supported the voluntary recall issued by Natural Selection Foods. Dole has no ownership or other economic interest in Natural Selection Foods. Since the recall, sales in the packaged salad category have dropped by approximately 15%. This recall did not have a significant impact on the Company’s consolidated results of operations for the third quarter ended October 7, 2006. However, the Company expects future sales of packaged salads category products to be impacted as a result of this event.

Packaged Foods

Packaged foods revenues for the quarter ended October 7, 2006 increased 14% to $288 million from $252.8 million in the quarter ended October 8, 2005. The increase in revenues was primarily due to higher pricing and volumes of FRUIT BOWLS along with higher volumes of packaged frozen food products, fruit parfaits and canned products sold in North America. These increases were partially offset by lower pricing and volume of canned fruit sold in Japan. Packaged foods revenues for the three quarters ended October 7, 2006 increased 11% to

$705.6 million from $638.5 million in the three quarters ended October 8, 2005. The increase in revenues was primarily due to the same factors that impacted the third quarter of 2006.

EBIT in the packaged foods segment for the quarter ended October 7, 2006 decreased to $20.3 million from $25.3 million in the quarter ended October 8, 2005. EBIT for the quarter decreased primarily as a result of higher product costs in packaged frozen foods and in Asia. EBIT for the three quarters ended October 7, 2006 decreased to $57.2 million from $64 million in the three quarters ended October 8, 2005. The decrease in EBIT was primarily due to the same factors that impacted the third quarter of 2006.

Fresh-Cut Flowers

Fresh-cut flowers revenues for the quarter ended October 7, 2006 decreased to $34.2 million from $41.1 million in the quarter ended October 8, 2005. The decrease in revenues was due primarily to lower sales volume in the retail market. Revenues for the three quarters ended October 7, 2006 decreased to $137.2 million from $138.2 million in the three quarters ended October 8, 2005. The decrease in revenues was primarily due to the same factors that impacted the third quarter of 2006.

EBIT in the fresh-cut flowers segment for the quarter ended October 7, 2006 decreased to a loss of $42.6 million from a loss of $3 million in the quarter ended October 8, 2005. The decrease in EBIT was primarily due to $28.2 million of restructuring related and asset impairment costs incurred and higher growing costs. Fresh-cut flowers EBIT for the three quarters ended October 7, 2006 decreased to a loss of $48.1 million from earnings of $0.8 million in the three quarters ended October 8, 2005. The decrease in EBIT was attributable to the same factors that drove the decrease in the third quarter as well as higher third party flower purchases and higher costs related to the outsourcing of production.

Corporate

Corporate EBIT was $2.5 million in the quarter ended October 7, 2006 compared to a loss of $1.4 million in the quarter ended October 8, 2005. The increase in EBIT for the quarter was primarily due to a gain of $20.1 million related to the Company’s cross currency swap in 2006 compared to unrealized foreign currency exchange gains of $15.8 million related to the Company’s Yen loan in 2005.

Corporate EBIT was a loss of $22.7 million for the three quarters ended October 7, 2006 compared to a loss of $64.8 million for the three quarters ended October 8, 2005. The increase in EBIT was primarily due to lower debt related expenses of $35.7 million incurred as a result of the April 2006 debt refinancing transaction compared to the April 2005 refinancing and bond tender transactions. In addition, Corporate EBIT for the three quarters ended October 7, 2006 included gains of $20.4 million related to the cross currency swap, $6.5 million related to the settlement of an interest rate swap and $1.5 million related to the settlement of the Yen loan. These increases to EBIT were offset by unrealized foreign currency exchange gains of $16.4 million related to the Yen loan incurred in 2005.

Recent Accounting Pronouncements

During June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109), which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is in the process of evaluating the impact of this interpretation.

During September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1, Accounting For Planned Major Maintenance Activities, which eliminates the acceptability of the accrue-in-advance method of accounting for planned major maintenance activities. As a result, there are three alternative methods of accounting for planned major maintenance activities: direct expense, built-in-overhaul or deferral. The Company has been accruing for planned major maintenance activities associated with its vessel fleet under the accrue-in-advance method. The guidance in this FSP is effective for the Company at the beginning of fiscal 2007 and requires retrospective application for all financial statements presented. The Company is currently evaluating the impact of this FSP on its financial position and results of operations.

During September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of SAB 108 to materially impact its financial position or results of operations.

During September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. FAS 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy as defined in the standard. FAS 157 is effective for the Company at the beginning of fiscal 2008. The Company is currently evaluating the impact, if any, the adoption of FAS 157 will have on its financial position and results of operations.

During September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. FAS 158 is effective for fiscal years ending after December 15, 2006, for companies with publicly traded equity securities and for other companies, fiscal years ending after June 15, 2007, with earlier adoption encouraged. The Company is currently evaluating the impact that the adoption of FAS 158 will have on its financial position and results of operations. The standard also requires an employer to measure the funded status as of the date of its year-end statement of financial position. The Company complies with this requirement as it already uses its fiscal year end to measure all defined benefit obligations.

Liquidity and Capital Resources

In the three quarters ended October 7, 2006, cash flows provided by operating activities were $14 million compared to cash flows provided by operating activities of $99.3 million in the three quarters ended October 8, 2005. Cash flows provided by operating activities were $85.3 million lower, primarily due to lower earnings and lower payables, due in part to the 2005 accrual of income taxes payable related to the provision on repatriated foreign earnings, as well as the timing of payments. These factors were partially offset by lower levels of expenditures for inventory, primarily in the packaged foods business due to lower inventory build, and higher accrued liabilities due in part to the timing of payments.

Cash flows used in investing activities were $75.8 million in the three quarters ended October 7, 2006, compared to cash flows used in investing activities of $117.7 million in the three quarters ended October 8, 2005. The decrease in cash outflow during 2006 was primarily due to the first quarter 2005 payment of $47.1 million to Saba shareholders in connection with the Company’s purchase of the remaining 40% minority interest.

Cash flows provided by financing activities increased to $69.4 million in the three quarters ended October 7, 2006 compared to cash flows provided by financing activities of $5.6 million in the three quarters ended October 8, 2005. The increase of $63.8 million is due to higher current year debt borrowings of $155.3 million, net of repayments and an equity contribution of $28.4 million made by Dole Holding Company, LLC, the Company’s immediate parent during 2006. These items were offset by an increase in dividends of $89.8 million paid to Dole Holding Company, LLC, during 2006 compared to 2005 as well as a distribution of additional paid-in capital to Dole Holding Company, LLC during the third quarter of 2006 of $31 million.

On April 12, 2006, the Company completed an amendment and restatement of its senior secured credit facilities. The Company obtained $975 million of term loan facilities and $100 million in a pre-funded letter of credit facility. The proceeds of the term loans were used to repay the outstanding term loans under the Company’s existing senior secured credit facilities. In addition, the Company paid a dividend of $160 million to its immediate parent, Dole Holding Company, LLC, which proceeds were used to repay in full its Second Lien Senior Credit Facility. The terms and covenants under the new senior secured credit facilities are similar to those under the Company’s existing senior secured credit facilities except that the new facilities do not contain financial maintenance or maximum capital expenditure covenants. At October 7, 2006, the Company was in compliance with all applicable covenants.

Additionally, the Company entered into a new asset based revolving credit facility (“ABL revolver”) of $350 million. The ABL revolver is secured and is subject to a borrowing base consisting of up to 85% of eligible accounts receivable plus a predetermined percentage of eligible inventory, as defined in the credit facility. As of October 7, 2006, the ABL revolver borrowing base was $305.6 million.

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

As of October 7, 2006, the Company had outstanding balances under its senior secured term loan facilities of $970.1 million. The Company had $111.2 million of outstanding borrowings under the ABL revolver, and after taking into account approximately $13.2 million of outstanding letters of credit issued under the ABL facility, had approximately $181.2 million available for borrowings.

The Company had a cash balance and available borrowings under the ABL revolver of $56.4 million and $181.2 million, respectively, at October 7, 2006. The Company believes that its existing cash balance and available borrowing capacity under the ABL revolver together with its future cash flow from operations and access to capital markets will enable it to meet its working capital, capital expenditure, debt maturity and other commitments and funding requirements. Factors impacting the Company’s cash flow from operations include such items as commodity prices, interest rates and foreign currency exchange rates, among other things, as set forth in the Company’s Form 10-K for the fiscal year ended December 31, 2005 and in subsequent SEC filings.

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

Although all Latin bananas are now subject to a tariff of 176 euro per metric ton, up to 775,000 metric tons of bananas from African, Caribbean and Pacific (“ACP”) countries may be imported to the EU duty-free. This preferential treatment of a zero tariff on up to 775,000 tons of ACP banana imports, as well as the 176 euro per metric ton tariff applied to Latin banana imports, are currently being formally questioned by Ecuador, Panama, Honduras and Nicaragua at the World Trade Organization (“WTO”). The current tariff applied to Latin banana imports may be lowered and the ACP preference of a zero tariff may be affected depending on the outcome of these WTO proceedings, but the WTO proceedings are only in their initial stages (consultations) and may take several years to conclude if the parties call for a panel to be established. The Company encourages efforts to lower the tariff through negotiations with the EU and is working actively to help achieve this result.

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

Internal Revenue Service Audit:  On June 29, 2006, the IRS completed an examination of the Company’s federal income tax returns for the years 1995 to 2001 and issued a Revenue Agent’s Report (“RAR”) that includes various proposed adjustments. The net tax deficiency associated with the RAR is $175 million, plus interest and penalties. The Company timely filed a protest letter contesting the proposed adjustments contained in the RAR on July 6, 2006 and is pursuing resolution of these issues with the Appeals Division of the IRS. The Company believes that its U.S. federal income tax returns were completed in accordance with applicable laws and regulations and disagrees with the proposed adjustments. The Company also believes that it is adequately reserved with respect to this matter. Management does not believe that any material payments will be made related to these matters within the next twelve months. In addition, management considers it unlikely that the resolution of these matters will have a material adverse effect on its results of operations.

Honduran Tax Case:  In 2005, the Company received a tax assessment from Honduras of approximately $137 million (including the claimed tax, penalty, and interest through the date of assessment) relating to the disposition of all of the Company’s interest in Cervecería Hondureña, S.A in 2001. The Company believes the assessment is without merit and filed an appeal with the Honduran tax authorities, which was denied. As a result of the denial in the administrative process, in order to negate the tax assessment, on August 5, 2005, the Company proceeded to the next stage of the appellate process by filing a lawsuit against the Honduran government, in the Honduran Administrative Tax Trial Court. The Honduran government is seeking dismissal of the lawsuit and attachment of assets, which the Company is challenging. The Honduran Supreme Court recently affirmed the decision of the Honduran intermediate appellate court that a statutory prerequisite to challenging the tax assessment on the merits is the payment of the tax assessment or the filing of a payment plan with the Honduran courts; Dole is now challenging the constitutionality of the statute requiring such payment or payment plan. No reserve has been provided for this tax assessment.

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

During the three quarters ended October 7, 2006, the Company incurred direct incremental expenses of $1.7 million related to Hurricane Katrina, bringing the total charge to $11.8 million. The total charge includes direct incremental expenses of $5.6 million, write-offs of owned assets with a net book value of $4.1 million and leased assets of $2.1 million representing amounts due to lessors. The Company maintains customary insurance for its property, including shipping containers, as well as for business interruption. During the three quarters ended October 7, 2006, the Company collected $7.3 million from insurance carriers related to cargo and property damage bringing the total cash collected to $13.3 million. The Company is continuing to work with its insurers to evaluate the extent of the costs incurred as a result of the hurricane damage and to determine the extent of the insurance coverage for that damage.

Restructurings and Related Asset Impairments:  During the third quarter of 2006, the Company restructured its fresh-cut flowers division (“DFF”) to better focus on high-value products and flower varieties, and position the business unit for future growth. In connection with this restructuring, DFF has ceased its farming operations in Ecuador and will close two farms in Colombia and downsize other Colombian farms. DFF expects to incur total costs of approximately $30.5 million related to this initiative, of which $8.2 million relates to cash restructuring costs and $22.3 million to non-cash impairment charges associated with the write-off of certain long-lived assets, intangible assets, and inventory.

During the third quarter ended October 7, 2006, total restructuring and impairment costs incurred amounted to approximately $5.9 million and $22.3 million, respectively. The $5.9 million of restructuring costs relate to approximately 3,500 employees who will be severed by the end of fiscal 2007. As of October 7, 2006, no restructuring costs had been paid. The $22.3 million charge relates to the impairment and write-off of the following assets: trade names ($4.9 million), deferred crop growing costs ($8.5 million), property, plant and equipment ($8.1 million), and inventory ($0.8 million). Of the $28.2 million total costs incurred during the third quarter ended October 7, 2006, $23.2 million has been included in cost of products sold and $5 million in selling, marketing, and general and administrative expenses, in the condensed consolidated statements of operations. The Company also currently estimates that an additional $2.3 million of restructuring costs, related to land clearing costs and employee severance, will be incurred and paid by the end of 2007.

During the first quarter of 2006, the commercial relationship substantially ended between the Company’s wholly-owned subsidiary, Saba Trading AB (“Saba”), and Saba’s largest customer. Saba is a leading importer and distributor of fruit, vegetables and flowers in Scandinavia. Saba’s financial results are included in the fresh fruit reporting segment. Other than the expected charges described below, the loss of this customer’s business is not expected to be material to the Company’s on-going earnings. The Company restructured certain lines of Saba’s business and expects to incur approximately $13 million of total related costs. Total restructuring and fixed asset write-offs incurred as of October 7, 2006, amounted to approximately $10.1 million, of which $7.7 million is included in cost of products sold and $2.4 million in selling, marketing, and general and administrative expenses in the condensed consolidated statements of operations. Total restructuring costs of $9.6 million include $7.9 million of employee severance costs which impacted 245 employees as well as $1.7 million of contractual lease obligations. Fixed asset write-offs of $0.5 million were also incurred as a result of the restructuring. As of October 17, 2006, the remaining amounts of accrued employee severance costs and contractual lease obligations were $3.2 million and $1 million, respectively. The Company currently estimates that the remaining $2.9 million of restructuring costs, primarily related to employee severance and contractual lease obligations, will be incurred during the fourth quarter of 2006 and paid by the end of 2007. In addition, during the third quarter of 2006, Saba settled a contractual claim against this customer.

In connection with the Company’s on-going farm optimization programs in Asia, approximately $6.7 million of crop related costs were written-off during the third quarter of 2006. The $6.7 million non-cash charge has been included in cost of products sold in the condensed consolidated statements of operations.

Supplemental Financial Information

The following financial information has been presented, as management believes that it is useful information to some readers of the Company’s condensed consolidated financial statements:

	October 7,	December 31,
	2006	2005

(In thousands)
Balance Sheet Data:
Total working capital (current assets less current liabilities)	$615,037	$534,663
Total assets	$4,489,607	$4,409,727
Total debt	$2,273,486	$2,027,257
Total shareholders’ equity	$378,270	$616,543

	Quarter Ended		Three Quarters Ended
	October 7,	October 8,	October 7,	October 8,
	2006	2005	2006	2005

(In thousands)
Other Financial Data:
Net income (loss)	$(56,147)	$17,604	$(43,566)	$67,086
Interest expense	56,720	40,963	131,152	109,420
Income taxes	(2,866)	(11,597)	5,987	51,513
Depreciation and amortization	46,785	45,911	113,441	113,690

EBITDA	$44,492	$92,881	$207,014	$341,709
EBITDA margin	2.5%	5.6%	4.3%	7.4%
Capital expenditures	$35,866	$36,854	$94,550	$81,332

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

This Management’s Discussion and Analysis contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements, which are based on management’s assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by the use of terms such as “anticipate,” “will,” “expect,” “believe,” “should” or similar expressions. The potential risks and uncertainties that could cause the Company’s actual results to differ materially from those expressed or implied herein are set forth in Item 1A and Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and include: weather-related phenomena; market responses to industry volume pressures; product and raw materials supplies and pricing; changes in interest and currency exchange rates; economic crises in developing countries; quotas, tariffs and other governmental actions and international conflict.

ITEM 3.  QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

During the third quarter of 2006, the Company entered into additional foreign currency exchange forward contracts to reduce its risk related to anticipated dollar equivalent foreign currency cash flows. The Company also entered into bunker fuel hedges to reduce its risk related to anticipated bunker fuel purchases. These hedges have been designated as effective hedges of cash flows as defined by Statement of Financial Accounting Standards No. 133 (“FAS 133”), Accounting for Derivative Instruments and Hedging Activities, as amended. Refer to Note 15 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a summary of the Company’s derivative financial instruments outstanding at December 31, 2005.

At October 7, 2006, the outstanding notional amount of the Company’s euro participating forwards, Japanese yen forwards and participating forwards, Chilean peso forwards and participating forwards, Colombian peso forwards, Thai baht forwards and Canadian dollar participating forwards totaled $43.4 million, $184.2 million, $24.5 million, $14.8 million, $14.1 million and $23.4 million, respectively. The average strike prices of the

Company’s euro participating forwards, Japanese yen forwards and participating forwards, Chilean peso forwards and participating forwards, Colombian peso forwards, Thai baht forwards and Canadian dollar participating forwards were €1.20, ¥114.4, CLP 531.9, COP 2,289, THB 41.4 and CAD 1.13, respectively. At October 7, 2006, bunker fuel hedges had an aggregate outstanding notional amount of $47.6 million. The fair value of the bunker fuel hedges at October 7, 2006 was a loss of $3.4 million.

During June 2006, the Company entered into an interest rate swap in order to hedge future changes in interest rates. This agreement effectively converted $320 million of borrowings under Term Loan C, which was variable-rate debt, to a fixed-rate basis through June 2011. The interest rate swap fixed the interest rate at 7.2%. The paying and receiving rates under the interest rate swap were 5.49% and 5.50% as of October 7, 2006, with an outstanding notional amount of $320 million. The critical terms of the interest rate swap were substantially the same as those of Term Loan C, including quarterly principal and interest settlements. The fair value of the swap was a liability of $6.2 million at October 7, 2006. The interest rate swap hedge has been designated as an effective hedge of cash flows as defined by FAS 133.

During June 2006, the Company executed a cross currency swap to synthetically convert $320 million of Term Loan C into Japanese yen denominated debt in order to effectively lower the U.S. dollar fixed interest rate of 7.2% to a Japanese yen interest rate of 3.6%. Payments under the cross currency swap were converted from U.S. dollars to Japanese yen at an exchange rate of ¥111.92 Japanese yen to U.S. dollars. The cross currency swap does not qualify for hedge accounting and as a result all gains and losses are recorded through other income (expense), net in the condensed consolidated statements of operations. The fair value of the cross currency swap was an asset of $19.4 million at October 7, 2006.

For the quarter ended October 7, 2006, there have been no material changes in the market risk disclosure presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, other than the transactions described above.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out as of October 7, 2006 under the supervision and with the participation of Dole’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act. Based upon this evaluation, Dole’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 7, 2006. No change in our internal control over financial reporting identified in connection with this evaluation that occurred during our third quarter of 2006 has materially affected, or is reasonably likely to materially affect, Dole’s internal control over financial reporting.

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

Currently there are 537 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP or seeking enforcement of Nicaraguan judgments. Thirty-five of these lawsuits (increased from 27 as of June 17, 2006) are currently pending in various jurisdictions in the United States; the increase results from: (1) a redistribution of claimants by plaintiffs’ counsel; (2) the addition of eight new lawsuits in California involving claims by West African nationals; and (3) a lawsuit brought by a Texas law firm with Nicaraguan clients seeking damages and an order against Dole, a Dole executive, and its counsel to restrain them from engaging in discussions with claimant group leaders and the government of Nicaragua. A Nicaragua court order revoking the prior embargo of certain trademarks belonging to Dole and other defendants in Nicaragua is on appeal. One case pending in Los Angeles Superior Court with 13 Nicaraguan plaintiffs has a trial date of February 28, 2007 (changed from January 24, 2007). Another case in Galveston, Texas with 181 (formerly 439) claimants from Costa Rica has a trial planned for January 8, 2007. The remaining cases are pending in Latin America and the Philippines, including 302 (down from 347) labor cases pending in Costa Rica under that country’s national insurance program. Claimed damages in DBCP cases worldwide total approximately $39.6 billion, with lawsuits in Nicaragua representing approximately 87% of this amount. In almost all of the non-labor cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against the Company.

In Nicaragua, 178 cases are currently filed in various courts throughout the country, with all but one of the lawsuits brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional.

Seventeen cases have resulted in judgments in Nicaragua: $489.4 million (nine cases consolidated with 468 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; $64.8 million (one case with 86 claimants) on June 15, 2004; $27.7 million (one case with 39 claimants) on March 17, 2005; $98.5 million (one case with 150 claimants) on August 8, 2005; and $46.4 million (one case with 62 claimants) on August 20, 2005. The Company has appealed all judgments to the Nicaragua Courts of Appeal, with the Company’s appeal of the August 8, 2005 $98.5 million judgment currently pending.

There are 32 active cases currently pending in civil courts in Managua (14), Chinandega (16) and Puerto Cabezas (2), all of which have been brought under Law 364 except for one of the cases pending in Chinandega. Six of the active cases pending before the court in Chinandega have been consolidated for trial, which seeks $3.4 billion on behalf of 1,708 claimants. Trial in this consolidated case commenced November 25, 2005. In the 31 active cases under Law 364, except for six cases in Chinandega and four cases in Managua, where the Company has not yet been ordered to answer, the Company has sought to have the cases returned to the United States pursuant to Law 364. Notwithstanding, the Chinandega courts have denied the Company’s request in the seven cases (six of which are consolidated) pending there; the Managua court denied the Company’s request in one of the cases pending there; and the court in Puerto Cabezas denied the Company’s request in the two cases there. The Company’s requests in nine of the cases in Managua are still pending; and the Company expects to make similar requests in the remaining four cases at the appropriate time. The Company has appealed the two decisions of the court in Puerto Cabezas, the decision of the court in Managua and the seven decisions of the court in Chinandega.

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

On October 23, 2006, Dole announced that Standard Fruit de Honduras, S.A., a Dole subsidiary, has reached an agreement with the Government of Honduras and representatives of Honduran banana workers. This agreement establishes a Worker Program that is intended by the parties to resolve in a fair and equitable manner the claims of male banana workers alleging sterility as a result of exposure to the agricultural chemical DBCP. The Honduran Worker Program will not have a material effect on Dole’s financial condition or results of operations.

As to all the DBCP matters, the Company has denied liability and asserted substantial defenses. While Dole believes there is no reliable scientific basis for alleged injuries from the agricultural field application of DBCP, Dole continues to seek reasonable resolution of other pending litigation and claims in the U.S. and Latin America. For example, as in Honduras, Dole is committed in finding a prompt resolution to the DBCP claims in Nicaragua, and is prepared to pursue a structured worker program in Nicaragua with science-based criteria. Although no assurance can be given concerning the outcome of these cases, in the opinion of management, after consultation with legal counsel and based on past experience defending and settling DBCP claims, the pending lawsuits are not expected to have a material adverse effect on the Company’s financial condition or results of operations.

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

Honduran Tax Case:  In 2005, the Company received a tax assessment from Honduras of approximately $137 million (including the claimed tax, penalty, and interest through the date of assessment) relating to the disposition of all of the Company’s interest in Cervecería Hondureña, S.A in 2001. The Company believes the assessment is without merit and filed an appeal with the Honduran tax authorities, which was denied. As a result of the denial in the administrative process, in order to negate the tax assessment, on August 5, 2005, the Company proceeded to the next stage of the appellate process by filing a lawsuit against the Honduran government, in the Honduran Administrative Tax Trial Court. The Honduran government is seeking dismissal of the lawsuit and attachment of assets, which the Company is challenging. The Honduran Supreme Court recently affirmed the decision of the Honduran intermediate appellate court that a statutory prerequisite to challenging the tax assessment on the merits is the payment of the tax assessment or the filing of a payment plan with the Honduran courts; Dole is now challenging the constitutionality of the statute requiring such payment or payment plan. No reserve has been provided for this tax assessment.

Hurricane Katrina Cases:  Dole is one of a number of parties sued, including the Mississippi State Port Authority as well as other third party terminal operators, in connection with the August 2005 Hurricane Katrina. The plaintiffs assert that they suffered property damage because of the defendants’ alleged failure to reasonably secure shipping containers at the Gulfport, Mississippi port terminal before Hurricane Katrina hit. Dole believes that it took reasonable precautions and that property damage was due to the unexpected force of Hurricane Katrina, a Category 5 hurricane that was one of the costliest disasters in U.S. history. Dole expects that this Katrina-related litigation will not have a material adverse effect on its financial condition or results of operations.

Spinach E.coli Outbreak:  On September 15, 2006, Natural Selection Foods LLC recalled all packaged fresh spinach that Natural Selection Foods produced and packaged with Best-If-Used-By dates from August 17 through October 1, 2006, because of reports of illness due to E. coli O157:H7 following consumption of packaged fresh spinach produced by Natural Selection Foods. These packages were sold under 28 different brand names, one of which was DOLE®. Natural Selection Foods produced and packaged all spinach items under the DOLE label (with the names “Spinach,” “Baby Spinach” and “Spring Mix”). On September 15, 2006, Dole announced that it supported the voluntary recall issued by Natural Selection Foods. Dole has no ownership or other economic interest in Natural Selection Foods.

The U.S. Food and Drug Administration announced on September 29, 2006 that all spinach implicated in the current outbreak has traced back to Natural Selection Foods. The FDA stated that this determination was based on epidemiological and laboratory evidence obtained by multiple states and coordinated by the Centers for Disease Control and Prevention. The trace back investigation has narrowed to four implicated fields on four ranches. FDA and the State of California announced October 12, 2006 that the test results for certain samples collected during the field investigation of the outbreak of E. coli O157:H7 in spinach were positive for E. coli O157:H7. Specifically, samples of cattle feces on one of the implicated ranches tested positive based on matching genetic fingerprints for the same strain of E. coli O157:H7 found in the infected persons. FDA reports that, as of October 20, 2006, testing of other environmental samples from all four ranches that supplied the implicated lot of contaminated spinach is in progress.

To date, 204 cases of illness due to E. coli O157:H7 infection have been reported to the Centers for Disease Control and Prevention (203 in 26 states and one in Canada) including 31 cases involving a type of kidney failure called Hemolytic Uremic Syndrome (HUS), 104 hospitalizations, and three deaths. Dole is aware of 12 lawsuits that have been filed against Natural Selection Foods and Dole, among others. Dole expects that the vast majority of the spinach E. coli O157:H7 claims will be handled outside the formal litigation process. Since Natural Selection Foods, not Dole, produced and packaged the implicated spinach products, Dole has tendered the defense of these and other claims to Natural Selection Foods and its insurance carriers and has sought indemnity for all of Dole’s damages from Natural Selection Foods, based on the provisions of the contract between Dole and Natural Selection Foods. Dole expects that the company or companies (and their insurance carriers) that grew the implicated spinach for Natural Selection Foods also will be involved in the resolution of the E. coli O157:H7 claims. Dole expects that the spinach E. coli O157:H7 matter will not have a material adverse effect on Dole’s financial condition or results of operations.

Item 6.	Exhibits

Exhibit
Number

31	.1*	Certification by the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31	.2*	Certification by the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	.1†	Certification by the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32	.2†	Certification by the Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

*	Filed herewith

†	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 21, 2006	DOLE FOOD COMPANY, INC. REGISTRANT

By:	/s/ Joseph S. Tesoriero
Joseph S. Tesoriero
Vice President and
Chief Financial Officer

By:	/s/ Yoon J. Hugh
Yoon J. Hugh
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number

31	.1*	Certification by the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act.
31	.2*	Certification by the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act.
32	.1†	Certification by the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act.
32	.2†	Certification by the Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith

†	Furnished herewith