Form 10-K
period 2006-12-30
DOLE FOOD CO INC
filed 2007-03-23
CIK 18169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006
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

The number of shares of Common Stock outstanding as of March 23, 2007 was 1,000.

DOCUMENTS INCORPORATED BY REFERENCE
None

DOLE FOOD COMPANY, INC.

FORM 10-K
Fiscal Year Ended December 30, 2006

i

PART I

Item 1.	Business

Dole Food Company, Inc. was founded in Hawaii in 1851 and was incorporated under the laws of Hawaii in 1894. Dole reincorporated as a Delaware corporation in July 2001. Unless the context otherwise requires, Dole Food Company, Inc. and its consolidated subsidiaries are referred to in this report as the “Company,” “Dole” and “we.”

Dole’s principal executive offices are located at One Dole Drive, Westlake Village, California 91362, telephone (818) 879-6600. During fiscal year 2006, we had, on average, approximately 47,000 full-time permanent employees and 28,000 full-time seasonal or temporary employees, worldwide. Dole is the world’s largest producer and marketer of high-quality fresh fruit, fresh vegetables and fresh-cut flowers. Dole markets a growing line of packaged and frozen foods and is a produce industry leader in nutrition education and research. Our website address is www.dole.com. Since we have only one stockholder and since our debt securities are not listed or traded on any exchange, we do not make available free of charge, on or through our website, electronically or through paper copies our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, or any amendments to those reports.

Dole’s operations are described below. For detailed financial information with respect to Dole’s business and its operations, see Dole’s Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, which are included in this report.

Overview

We are the world’s largest producer of fresh fruit, fresh vegetables and fresh-cut flowers, and we market a growing line of value-added products. We are one of the world’s largest producers of bananas and pineapples, a leading marketer of citrus and table grapes worldwide and an industry leader in packaged fruit products, ready-to-eat salads and vegetables. Our most significant products hold the number 1 or number 2 positions in the respective markets in which we compete. For the fiscal year ended December 30, 2006, we generated revenues of $6.2 billion.

We provide wholesale, retail and institutional customers around the world with high quality food products that bear the DOLE® trademarks. The DOLE brand was introduced in 1933 and we believe it is one of the most recognized for fresh and packaged produce in the United States, as evidenced by our 57% unaided consumer brand awareness, twice that of our nearest competitor, according to a 2004 study by TNS-NFO, an international market research firm. We utilize product quality, food safety, brand recognition, competitive pricing, customer service and consumer marketing programs to enhance our position within the food industry. Consumer and institutional recognition of the DOLE trademarks and related brands and the association of these brands with high quality food products contribute significantly to our leading positions in the markets that we serve.

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

Health conscious consumers are driving much of the growth in demand for fresh produce. Over the past 20 years, the benefits of natural, preservative free foods have become an increasingly prominent element of the public dialogue on health and nutrition. As a result, consumption of fresh fruit and vegetables has increased markedly. According to the U.S. Department of Agriculture, Americans consumed 45 more pounds of fresh fruit and vegetables per capita in 2004 than they did in 1987. Related to the focus on health and nutrition, consumers are increasingly consuming organic foods. Specifically, organic produce sales grew 11% to $5.4 billion in 2006, according to the Organic Trade Association. Organics now represent 5.5% of total retail produce sales in the U.S.

Consumers are also demonstrating continued demand for convenient, ready-to-eat products. Food manufacturers have responded with new product introductions and packaging innovations in segments such as fresh-cut fruit and vegetables and ready-to-eat salads, contributing to industry growth. For example, the U.S. market for fresh-cut produce has increased from an estimated $5 billion in 1994 to a projected $13.4 billion in 2005, according to the Produce Marketing Association.

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

Competitive Strengths

Our competitive strengths have contributed to our strong historical operating performance and should enable us to capitalize on future growth opportunities:

•	Market Share Leader. Our most significant products hold the number 1 or number 2 positions in the respective markets in which we compete. We maintain number 1 market share positions in North American bananas, North American iceberg lettuce, celery, cauliflower, winter fruits exported from Chile, and packaged fruit products, including our line of plastic fruit cups called FRUIT BOWLS, FRUIT BOWLS in Gel and our new fruit parfaits. In addition, we believe that we are the only fully integrated fresh-cut flower and bouquet supplier of our size in North America.

•	Strong Global Brand. Consumer and institutional recognition of the DOLE trademark and related brands and the association of these brands with high quality food products contribute significantly to our leading positions in the markets that we serve. By implementing a global marketing program, we have made the distinctive red “DOLE” letters and sunburst a familiar symbol of freshness and quality recognized around the world. We believe that opportunities exist to leverage the DOLE brand through product extensions and new product introductions.

•	Low-Cost Production Capabilities. We believe we are one of the lowest cost producers of many of our major product lines, including bananas, North American fresh vegetables and packaged fruit products. Over the last several years we have undertaken various initiatives to achieve this low-cost position, including leveraging our global logistics infrastructure more efficiently. We intend to maintain these low-cost positions through a continued focus on operating efficiency.

•	State-of-the-Art Infrastructure. We have made significant investments in our production, processing, transportation and distribution infrastructure with the goal of efficiently delivering the highest quality and freshest product to our customers. We own or lease over 60 processing, ripening and distribution centers, and the largest dedicated refrigerated containerized shipping fleet in the world, with 25 ships and approximately 14,200 refrigerated containers. The investments in our infrastructure should allow for continued growth in the near term. In addition, our market-leading logistics and distribution capabilities allow us to act as a preferred fresh and packaged food provider to leading global supermarkets and mass merchandisers.

•	Diversity of Sourcing Locations. We currently source our fresh fruits, vegetables and fresh-cut flowers from 70 countries and distribute products in more than 90 countries. We are not dependent on any one country for the sourcing of our products. The largest concentration of production is in Ecuador, where we sourced approximately 34% of our Latin bananas in 2006. The diversity of our production sources reduces our risk from exposure to natural disasters and political disruptions in any one particular country.

•	Experienced Management Team. Our management team has a demonstrated history of delivering strong operating results through disciplined execution. The current management team has been instrumental in our continuing drive to transform Dole from a production driven company into a sales and marketing driven one.

Business Strategy

Key elements of our strategy include:

•	Leveraging our Strong Brand and Market Leadership Position. Our most significant products hold number 1 or number 2 market positions in the respective markets in which we compete. We intend to maintain those positions and continue to expand our leadership both in new product areas and with new customers. We have a history of leveraging our strong brand to successfully enter, and in many cases become the leading player in, value-added food categories. For example, we attained the number 1 market share in the plastic fruit cups category only 4 years after introducing FRUIT BOWLS and FRUIT BOWLS in Gel. We intend to continue to evaluate and to strategically introduce other branded products in the value-added sectors of our business.

•	Focusing on Value-Added Products. Since 1995, we have successfully shifted our product mix toward value-added food categories and away from commodity fruits and vegetables. For example, we have found major success in our ready-to-eat salad lines and, most recently, FRUIT BOWLS, FRUIT BOWLS in Gel and fruit parfaits. These value-added food categories are growing at a faster rate than our traditional commodity businesses and are generating healthy margins. Overall, we have significantly increased our percentage of revenue from value-added products. This shift has been most pronounced in our fresh vegetables and packaged foods businesses, where value-added products now account for approximately 50% and 55% of those businesses’ respective revenues. We plan to continue to address the growing demand for convenient and innovative products by investing in our higher margin, value-added food businesses.

•	Further Improving Operating Efficiency and Cash Flow. We intend to continue to focus on profit improvement initiatives and maximizing cash flow. We will continue to:

•	analyze our current customer base and focus on profitable relationships with strategically important customers;

•	leverage our purchasing power to reduce our costs of raw materials;

•	make focused capital investments to improve productivity; and

•	sell unproductive assets.

Business Segments

We have four business segments: fresh fruit, fresh vegetables, packaged foods and fresh-cut flowers. The fresh fruit segment contains several operating divisions that produce and market fresh fruit to wholesale, retail and institutional customers worldwide. The fresh vegetables segment contains two operating divisions that produce and market commodity and fresh-cut vegetables to wholesale, retail and institutional customers, primarily in North America, Europe and Asia. The packaged foods segment contains several operating divisions that produce and market packaged foods including fruit, juices and snack foods. Our fresh-cut flowers segment sources, imports and markets fresh-cut flowers, grown mainly in Colombia, primarily to wholesale florists and retail grocers in the United States. For financial information on the four business segments, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data, Note 14 — Business Segments, in this Form 10-K.

Fresh Fruit

Our fresh fruit business segment has four primary operating divisions: bananas, fresh pineapple, European Ripening and Distribution and Dole Chile. We believe that we are the industry leader in growing, sourcing, shipping and distributing consistently high-quality fresh fruit. The fresh fruit business segment represented approximately 65% of 2006 consolidated total revenues.

Bananas

We are one of the world’s largest producers of bananas, growing and selling more than 149 million boxes of bananas annually. We sell most of our bananas under the DOLE brand. We primarily sell bananas to customers in North America, Europe and Asia. We are the number 1 brand of bananas in both North America (an approximate 35% market share) and Japan (an approximate 28% market share) and the number 2 brand in Europe (an approximate 15% market share). In Latin America, our bananas are primarily sourced in Honduras, Costa Rica, Ecuador, Colombia, Guatemala and Peru and grown on approximately 36,500 acres of company-owned farms and approximately 82,000 acres of independent producers’ farms. Bananas produced by us in Latin America are shipped primarily to North America and Europe on our refrigerated and containerized shipping fleet. In Asia, we source our bananas primarily in the Philippines. Bananas accounted for approximately 40% of our fresh fruit business segment revenues in 2006.

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

European Ripening and Distribution

Our European Ripening & Distribution business distributes DOLE and non-DOLE branded fresh produce in Europe. This business operates 37 sales and distribution centers in eleven countries, predominantly in Western Europe. This is a value-added business for us since European retailers generally do not self-distribute or self-ripen. This business assists us in firmly establishing customer relationships in Europe. European Ripening and Distribution accounted for approximately 38% of our fresh fruit business segment’s revenues in 2006.

Fresh Pineapples

We are the number 2 global producer of fresh pineapples, growing and selling more than 30 million boxes annually. We sell our pineapples globally and source them from company operated farms and independent growers in Latin America, Hawaii, the Philippines and Thailand. We produce and sell two principal types of pineapples: the sweet yellow pineapple and the Champaka (or green) pineapple. The sweet yellow pineapple was introduced in 1999 under the DOLE PREMIUM SELECT® label. We now market a substantial portion of this fruit under the DOLE TROPICAL GOLD® label. The sweet yellow pineapple sells for a higher price than the Champaka, which translates into a higher margin for our customers and us. The Champaka pineapple, which traditionally had been the most widely available type of pineapple, is primarily sold to the foodservice sector and is also used in our packaged products. Our sweet yellow pineapple has had excellent market acceptance. Unit volume grew by 12% in 2006 as compared with 2005. Our primary competitor in fresh pineapples is Fresh Del Monte Produce Inc. Pineapples accounted for approximately 9% of our fresh fruit business segment’s revenues in 2006.

Dole Chile

We began our Chilean operations in 1982 and have grown to become the largest exporter of Chilean fruit. We export grapes, apples, pears, stone fruit (e.g., peaches and plums) and kiwifruit from approximately 3,800 Company owned or Company leased acres and 13,000 contracted acres. The weather and geographic features of Chile are similar to those of the Western United States, with opposite seasons. Accordingly, Chile’s harvest is counter-seasonal to that in the northern hemisphere, offsetting the seasonality in our other fresh fruit. We primarily export Chilean fruit to North America, Latin America and Europe. Our Dole Chile business division accounted for approximately 7% of our fresh fruit business segment’s revenues in 2006.

Fresh Vegetables

Our fresh vegetables business segment operates through two divisions: commodity and value-added. We source our fresh vegetables from company-owned and contracted farms. To satisfy the increasing demand for our products, we have continued to expand production and distribution capabilities of our fresh vegetables segment. Our Yuma, Arizona production facility transitioned from a five-month seasonal operation to a year-round production operation in the fall of 2002 to accommodate growth in this segment. We began construction of a fourth salad plant in Bessemer City, North Carolina, in November 2005 and the plant became operational in January 2007. The North Carolina plant will service east coast markets. Under our arrangements with independent growers, we purchase fresh produce at the time of harvest and are generally responsible for harvesting, packing and shipping the product to our central cooling and distribution facilities. We have continued to focus on our value-added products, which now account for more than 50% of revenues for this segment. The fresh vegetables business segment accounted for approximately 18% of 2006 consolidated total revenues.

Commodity Vegetables

We source, harvest, cool, distribute and market more than 20 different types of fresh vegetables, including iceberg lettuce, red and green leaf lettuce, romaine lettuce, butter lettuce, celery, cauliflower, broccoli, carrots, brussels sprouts, green onions, asparagus, snow peas and artichokes. We sell our commodity vegetable products primarily in North America, Asia and, to a lesser extent, Western Europe. In North America, we are the number one provider of iceberg lettuce, celery and cauliflower. Our primary competitors in this category include: Tanimura & Antle, Duda, Salyer American and Ocean Mist. In October 2004, we acquired Coastal Berry Company, LLC, subsequently renamed as Dole Berry Company, LLC, as a result of which, Dole became the third largest producer of strawberries in North America.

Value-Added

Our value-added vegetable products include ready-to-eat salads, broccoli florets and cauliflower florets. Our unit market share of the ready-to-eat salads category reported by Information Resources, Inc. (“IRI”) was approximately 34.7% for the 12-week period ended December 30, 2006. Our value-added products typically have more stable margins than commodity vegetables, thereby helping to reduce our exposure to commodity price fluctuations. New product development continues to be a key driver in the growth of this segment. Our primary competitors in this segment include Fresh Express, owned by Chiquita Brands International, Inc., Ready Pac and Taylor Farms.

Packaged Foods

Our packaged foods segment produces canned pineapple, canned pineapple juice, fruit juice concentrate, fruit in plastic cups, jars and pouches and fruit parfaits. Most of our significant packaged food products hold the number 1 branded market position in North America. We remain the market leader in the plastic fruit cup category with six of the top ten items in category. Fruit for our packaged food products is sourced primarily in the Philippines, Thailand, the United States and China and packed primarily in four Asian canneries, two in Thailand and two in the Philippines. We have continued to focus on expanding our product range beyond our traditional canned fruit and juice products. Non-canned products accounted for approximately 55% of the segment’s revenues.

Our FRUIT BOWLS products were introduced in 1998 and continue to exceed our volume and share expectations. The trend towards convenience and healthy snacking has been responsible for the explosive growth in the plastic fruit cup category. The plastic fruit cup category is now larger than the applesauce cup and shelf-stable gelatin cup categories. In an effort to keep up with this demand, we have made significant investments in our Asian canneries. We have significantly increased our FRUIT BOWLS capacity in the past four years. These investments should ensure our position as an industry innovator and low cost producer. We are now producing more plastic cups than traditional cans. Our FRUIT BOWLS products had a 51% market share in the United States during 2006 as reported by IRI. In 2003, Dole introduced fruit in a 24.5 oz. plastic jar. This growing business achieved a 45% market share in the United States during 2006 as reported by IRI.

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

Our packaged foods segment accounted for approximately 15% of 2006 consolidated revenues.

Fresh-Cut Flowers

We entered the fresh-cut flowers business in 1998 and are one of the largest producers of fresh-cut flowers in Latin America with over 90% of our Latin American flowers shipped into North America. Our products include over 500 varieties of fresh-cut flowers such as roses, carnations and alstroemeria. The fresh-cut flowers business fits our core competencies including expertise in perishable products, strong relationships with and knowledge of the grocery channel, the ability to manage production in the southern hemisphere, and sophisticated logistics capabilities.

We are the only flower importer with guaranteed daily deliveries by air. Immediately after harvesting, our flowers are flown to our Miami facility where temperatures are maintained within one-half degree of required levels in all warehouse and production operations. Maintaining the cold chain enables us to deliver the freshest and healthiest flowers to the market.

Dole’s focus is on supply chain optimization to provide its customers industry-leading service in the procurement of flowers. Current management emphasis is on increasing customer service, rationalizing operational costs, reducing SKUs and automating processes. Our fresh-cut flowers segment accounted for approximately 3% of 2006 consolidated revenues.

Global Logistics

We have significant food sourcing and related operations in Cameroon, Chile, China, Colombia, Costa Rica, Ecuador, Honduras, Ivory Coast, the Philippines, South Africa, Spain, Thailand and the United States. Significant volumes of Dole’s fresh fruit and packaged products are marketed in Canada, Western Europe, Japan and the United States, with lesser volumes marketed in Australia, China, Hong Kong, New Zealand, South Korea, and other countries in Asia, Europe and Central and South America.

The produce that we distribute internationally is transported primarily by 25 owned or leased ocean-going vessels. We ship our tropical fruit in owned or chartered refrigerated vessels. All of our tropical fruit shipments into the North American and core European markets are delivered using pallets or containers. This increases efficiency and minimizes damage to the product from handling. Most of the vessels are equipped with controlled atmosphere technology, which improves product quality. “Backhauling” services, transporting third-party cargo primarily from North America and Europe to Latin America, reduce net transportation costs. We use vessels that are both owned or operated under long-term leases, as well as vessels chartered under contracts that typically last one year. Our fresh-cut flowers are primarily transported via chartered flights.

Customers

Our top 10 customers in 2006 accounted for approximately 29% of total revenues. No one customer accounted for more than 7% of total 2006 revenues. Our customer base is highly diversified, both geographically and in terms of product mix. Each of our segments’ largest customers accounted for less than 30% of that segment’s revenues. Our largest customers are leading global and regional mass merchandisers and supermarkets in North America, Europe and Asia.

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

Employees

During fiscal year 2006, we had on average approximately 47,000 full-time permanent employees and 28,000 full-time seasonal or temporary employees, worldwide. Approximately 32% of our employees work under collective bargaining agreements, some of which expire in 2007, subject to automatic renewals unless a notice of non- extension is given by the union or us. We have not received any notice yet that a union intends not to extend a collective bargaining agreement. We believe our relations with our employees are generally good.

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

Trademark Licenses

DOLE SOFT SERVE, a soft-serve, non-dairy dessert, is manufactured and marketed by Precision Foods, Inc. under license from us. In connection with the sale of the majority of our juice business to Tropicana Products, Inc. in May of 1995, we received cash payments up front and granted to Tropicana a license, requiring no additional future royalty payments, to use certain DOLE trademarks on certain beverage products. We continue to market DOLE canned pineapple juice and pineapple juice blend beverages. We have a number of additional license arrangements worldwide, none of which is material to Dole and its subsidiaries, taken as a whole.

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

Banana imports from Latin America are subject to a tariff of 176 euro per metric ton for entry into the EU market. Under the EU’s previous banana regime, banana imports from Latin America were subject to a tariff of 75 euro per metric ton and were also subject to import license requirements and volume quotas. License requirements and volume quotas had the effect of limiting access to the EU banana market.

Although all Latin bananas are subject to a tariff of 176 euro per metric ton, up to 775,000 metric tons of bananas from African, Caribbean, and Pacific (“ACP”) countries may be imported to the EU duty-free. This preferential treatment of a zero tariff on up to 775,000 tons of ACP banana imports, as well as the 176 euro per metric ton tariff applied to Latin banana imports, has been challenged by Panama, Honduras, Nicaragua, and Colombia in consultation proceedings at the World Trade Organization (“WTO”). In addition, on March 8, 2007 and on March  20, 2007, Ecuador formally requested the WTO Dispute Settlement Body (“DSB”) to appoint a panel to review the matter. The EU blocked Ecuador’s initial request for establishment of a panel on March 8; however, the EU was unable to block Ecuador’s second request under WTO rules. On March 20, 2007, the DSB announced that it will establish a panel to rule on Ecuador’s complaint. The current tariff applied to Latin banana imports may be lowered and the ACP preference of a zero tariff may be affected depending on the outcome of these WTO proceedings, but the WTO proceedings are only in their initial stages and may take several years to conclude. The Company encourages efforts to lower the tariff through negotiations with the EU and is working actively to help achieve this result.

Exports of our products to certain countries or regions are subject to various restrictions that may be increased or reduced in response to international economic, currency and political factors, thus affecting our ability to compete in these markets.

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

We distribute our products in more than 90 countries throughout the world. Our international sales are usually transacted in U.S. dollars, and European and Asian currencies. Our results of operations are affected by fluctuations in currency exchange rates in both sourcing and selling locations. Although we enter into foreign currency exchange forward contracts from time to time to reduce our risk related to currency exchange fluctuation, our results of operations might still be impacted by foreign currency exchange rates, primarily the yen-to-U.S. dollar and euro-to-U.S. dollar exchange rates. For instance, we currently estimate that a 10% strengthening of the U.S. dollar relative to the Japanese yen, euro and Swedish krona would lower operating income by approximately $43 million excluding the impact of foreign currency exchange hedges. Because we do not hedge against all of our foreign currency exposure, our business will continue to be susceptible to foreign currency fluctuations.

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

We have a substantial amount of indebtedness. As of December 30, 2006, we had approximately $1.135 billion in senior secured indebtedness and other structurally senior indebtedness, $1.105 billion in senior unsecured indebtedness, including outstanding senior notes and debentures, and approximately $88.4 million in capital leases.

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

Banana imports from Latin America are subject to import license requirements and a tariff of 176 euro per metric ton for entry into the EU market. Under the EU’s previous banana regime, banana imports from Latin America were subject to a tariff of 75 euro per metric ton and were also subject to both import license requirements and volume quotas. These license requirements and volume quotas had the effect of limiting access to the EU banana market. The increase in the applicable tariff and the elimination of the volume restrictions applicable to Latin American bananas may increase volatility in the market, which could materially adversely affect our business, results of operations or financial condition. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation — Other Matters.

In 2005, the Company received a tax assessment from Honduras of approximately $137 million (including the claimed tax, penalty, and interest through the date of assessment) relating to the disposition of all of the Company’s interest in Cervecería Hondureña, S.A in 2001. The Company has been contesting the tax assessment. See Item 3, Legal Proceedings.

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

Our worldwide operations are subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including laws and regulations governing the use and disposal of pesticides and other chemicals. These regulations directly affect day-to-day operations, and violations of these laws and regulations can result in substantial fines or penalties. There can be no assurance that these fines or penalties would not have a material adverse effect on our business, results of operations and financial condition. To maintain compliance with all of the laws and regulations that apply to our operations, we have been and may be required in the future to modify our operations, purchase new equipment or make capital improvements. Actions by regulators may require operational modifications or capital improvements at various locations. Further, we may recall a product (voluntarily or otherwise) if we or the regulators believe it presents a potential risk. In addition, we have been and in the future may become subject to private lawsuits alleging that our operations caused personal injury or property damage.

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

As of December 30, 2006, approximately 32% of our employees worked under various collective bargaining agreements. Some of our collective bargaining agreements will expire in fiscal 2007, although each agreement is subject to automatic renewal unless we or the union party to the agreement provides notice otherwise. Our other collective bargaining agreements will expire in later years. While we believe that our relations with our employees are good, we cannot assure you that we will be able to negotiate these or other collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages. A prolonged labor dispute, which could include a work stoppage, could have a material adverse effect on the portion of our business affected by the dispute, which could impact our business, results of operations and financial condition.

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

We own our executive office facility in Westlake Village, California. We also maintain a divisional office in Miami, Florida, which is owned by us. We also maintain a divisional office in Monterey, California, which is leased from an affiliate. We own offices in San Jose, Costa Rica, Bogota and Santa Marta, Colombia and La Ceiba, Honduras. We also maintain offices in Chile, Costa Rica and Ecuador, which are leased from third parties. We maintain our European headquarters in Paris, France and regional offices in Antwerp, Belgium, Athens, Greece, Hamburg, Germany, Milan, Italy, Stockholm, Sweden and Cape Town, South Africa, which are leased from third parties. We own our offices in Madrid, Spain, Rungis, France, Lübeck, Germany and Dartford, England.. We maintain offices in Japan, China, the Philippines, Thailand, Hong Kong and South Korea, which are leased from third parties. The inability to renew any of the above office leases by us would not have a material adverse effect on our operating results. We believe that our property and equipment are generally well maintained, in good operating condition and adequate for our present needs.

The following is a description of our significant properties.

North America

Our Hawaii pineapple operations for the fresh produce market are located on the island of Oahu and total approximately 2,700 acres, which we own. In addition, we farm coffee and cacao on 195 acres of owned land on the island of Oahu.

We own approximately 1,400 acres of farmland in California, and lease approximately 12,900 acres of farmland in California and another 4,300 acres in Arizona in connection with our vegetable and berry operations. The majority of this acreage is farmed under joint growing arrangements with independent growers, while we farm the remainder. We own cooling, packing and shipping facilities in Yuma, Arizona and the following California cities: Marina, Gonzales and Huron. Additionally, we have partnership interests in facilities in Yuma, Arizona and Salinas, California, and leases in facilities in the following California cities: Coachella, Oceanside, Oxnard and Watsonville. We own and operate state-of-the-art, ready-to-eat salad and vegetable plants in Yuma, Arizona, Soledad, California, Springfield, Ohio and Bessemer City, North Carolina.

We produce almonds from approximately 300 acres, pistachios from approximately 2,000 acres, olives from approximately 900 acres and citrus from approximately 2,800 acres on orchards in the San Joaquin Valley through agricultural partnerships in which we have a controlling interest. We produce grapes on approximately 570 acres of owned property in the San Joaquin Valley.

Our Florida based fresh-cut flowers distribution operates from a 328,000 square foot building completed in 2001, which we own. Approximately 200,000 square feet of this facility is refrigerated. Our fresh-cut flowers business also operates another cooling and distribution facility in the Miami area, which we own. We also operate a leased facility in Los Angeles, California.

We own approximately 2,700 acres of peach orchards in California, which we farm. We own and operate a plant in Atwater, California that produces individually quick frozen fruit.

Latin America

We produce bananas directly from owned plantations in Costa Rica, Colombia, Ecuador and Honduras as well as through associated producers or independent growing arrangements in those countries and others, including Guatemala. We own approximately 3,500 acres in Colombia, 34,500 acres in Costa Rica, 3,800 acres in Ecuador and 12,000 acres in Honduras, all related to banana production, although some of the acreage is not presently under production.

We own approximately 6,600 acres of land in Honduras, 7,300 acres of land in Costa Rica and 3,000 acres of land in Ecuador, all related to pineapple production, although some of the acreage is not presently under production.

Pineapple is grown primarily for the fresh produce market. We own a juice concentrate plant in Honduras for pineapple and citrus. Coconuts are produced on approximately 800 acres of owned or leased land in Honduras.

We grow grapes, stone fruit, kiwi and pears on approximately 3,800 acres owned or leased by us in Chile. We own or operate 11 packing and cold storage facilities, a corrugated box plant and a wooden box plant in Chile. We also operate a fresh-cut salad plant and a small local fruit distribution company in Chile.

We also own and operate corrugated box plants in Colombia, Costa Rica, Ecuador and Honduras.

We operate an Ecuadorian port (Bananapuerto). We indirectly own 35% of Bananapuerto and operate the port pursuant to a port services agreement, the term of which is up to 30 years.

Dole Latin America operates a fleet of seven refrigerated container ships, of which four are owned, two are under long-term capital leases and one is long-term chartered. In addition, Dole Latin America operates a fleet of 18 breakbulk refrigerated ships, of which nine are owned, eight are long-term chartered and one is chartered for one year. We also cover part of our requirements under contracts with existing liner services and occasionally charter vessels for short periods on a time or voyage basis as and when required. We own or lease approximately 13,300 refrigerated containers, 2,400 dry containers, 5,500 chassis and 4,000 generator sets.

We produce flowers on approximately 1,100 acres in Colombia. We own and operate packing and cooling facilities at each of our flower farms and lease a facility in Bogota, Colombia for bouquet construction.

Asia

We operate a pineapple plantation of approximately 34,000 leased acres in the Philippines. Approximately 19,000 acres of the plantation are leased to us by a cooperative of our employees that acquired the land pursuant to agrarian reform law. The remaining 15,000 acres are leased from individual land owners. Two multi-fruit canneries, blast freezer, cold storage, juice concentrate plant, a box forming plant, a can and drum manufacturing plant, warehouses, wharf and a fresh fruit packing plant, each owned by us, are located at or near the pineapple plantation.

We own and operate a tropical fruit cannery and multi fruit processing factory in central Thailand and a second tropical fruit cannery in southern Thailand. Dole also grows pineapple in Thailand on approximately 3,800 acres of leased land, not all of which are currently under cultivation.

We produce bananas and asparagus from leased lands in the Philippines and also source these products through associated producers or independent growing arrangements in the Philippines. A plastic extruding plant and a box forming plant, both owned by us, are located near the banana plantations. We also operate banana ripening and distribution centers in Hong Kong, South Korea, Taiwan, The People’s Republic of China and the Philippines.

Additionally, we source products from over 1,200 Japanese farmers through independent growing arrangements.

Europe

We operate eight banana ripening, produce and flower distribution centers in Sweden, nine in France, six in Spain, one in Portugal, four in Italy, one in Belgium, one in Austria and four in Germany; with the exception of two owned facilities in Sweden, three owned facilities in France, two owned facilities in Spain, two owned facilities in Germany and one owned facility in Italy, these facilities are leased. We have a minority interest in a French company that owns a majority interest in banana and pineapple plantations in Cameroon, Ghana and the Ivory Coast. We are the majority owner in a company operating a port terminal and distribution facility in Livorno, Italy. We own a banana ripening and fruit distribution facility near Istanbul, Turkey.

We wholly-own Saba Fresh Cuts AB, which owns and operates a state-of-the-art, ready-to-eat salad and vegetable plant in Helsingborg, Sweden. During 2006, we acquired the remaining 65% ownership in JP Fruit Distributors Limited (renamed JP Fresh Limited). JP Fresh owns two banana ripening and fruit distribution facilities located in Kent and Somerset, England, and leases a distribution center in Lancashire, England.

Item 3.	Legal Proceedings

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

Currently there are 530 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP, seeking enforcement of Nicaraguan judgments, or seeking to bar Dole’s efforts to resolve DBCP claims in Nicaragua. Nineteen of these lawsuits (decreased from 35 as of December 6, 2006) are currently pending in various jurisdictions in the United States; the decrease results from settlement of 16 lawsuits pending in Texas and Louisiana. Of the 19 U.S. lawsuits, 10 have been brought by foreign workers who allege exposure to DBCP in countries where Dole did not have operations during the relevant time period. A prior order embargoing Dole’s trademark in Nicaragua was recently revoked by the 4th District Court of Managua, Nicaragua. One case pending in Los Angeles Superior Court with 13 Nicaraguan plaintiffs has a trial date of May 2, 2007 (changed from February 28, 2007). The remaining cases are pending in Latin America and the Philippines, including 302 labor cases pending in Costa Rica under that country’s national insurance program. Claimed damages in DBCP cases worldwide total approximately $41 billion, with lawsuits in Nicaragua representing approximately 87% of this amount. In almost all of the non-labor cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against the Company.

In Nicaragua, 187 (up from 178) cases are currently filed in various courts throughout the country, with all but one of the lawsuits brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional.

Twenty-three cases have resulted in judgments in Nicaragua: $489.4 million (nine cases consolidated with 468 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June  14, 2004; $64.8 million (one case with 86 claimants) on June 15, 2004; $27.7 million (one case with 39 claimants) on March 17, 2005; $98.5 million (one case with 150 claimants) on August 8, 2005; $46.4 million (one case with 62 claimants) on August 20, 2005; and $809 million (six cases consolidated with 1,248 claimants) on December 1, 2006. The Company has appealed all judgments to the

Nicaragua Courts of Appeal, with the Company’s appeal of the August 8, 2005 $98.5 million judgment currently pending.

There are 27 active cases currently pending in civil courts in Managua (15), Chinandega (10) and Puerto Cabezas (2), all of which have been brought under Law 364 except for one of the cases pending in Chinandega. In the 26 active cases under Law 364, except for six cases in Chinandega and five cases in Managua, where the Company has not yet been ordered to answer, the Company has sought to have the cases returned to the United States pursuant to Law 364. A Chinandega court in one case has ordered the plaintiffs to respond to our request. In the other 2 active cases under Law 364 pending there, the Chinandega courts have denied the Company’s requests; and the court in Puerto Cabezas has denied the Company’s request in the two cases there. The Company’s requests in ten of the cases in Managua are still pending; and the Company expects to make similar requests in the remaining five cases at the appropriate time. The Company has appealed the two decisions of the court in Puerto Cabezas and the 2 decisions of the courts in Chinandega.

The claimants’ attempted enforcement of the December 11, 2002 judgment for $489.4 million in the United States resulted in a dismissal with prejudice of that action by the United States District Court for the Central District of California on October 20, 2003. The claimants have voluntarily dismissed their appeal of that decision, which was pending before the United States Court of Appeals for the Ninth Circuit. Defendants’ motion for sanctions against Plaintiffs’ counsel is still pending before the Court of Appeals in that case.

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

On October 23, 2006, Dole announced that Standard Fruit de Honduras, S.A. reached an agreement with the Government of Honduras and representatives of Honduran banana workers. This agreement establishes a Worker Program that is intended by the parties to resolve in a fair and equitable manner the claims of male banana workers alleging sterility as a result of exposure to the agricultural chemical DBCP. The Honduran Worker Program will not have a material effect on Dole’s financial condition or results of operations. The official start of the Honduran Worker Program was announced on January 8, 2007.

As to all the DBCP matters, the Company has denied liability and asserted substantial defenses. While Dole believes there is no reliable scientific basis for alleged injuries from the agricultural field application of DBCP, Dole continues to seek reasonable resolution of other pending litigation and claims in the U.S. and Latin America. For example, as in Honduras, Dole is committed to finding a prompt resolution to the DBCP claims in Nicaragua, and is prepared to pursue a structured worker program in Nicaragua with science-based criteria. Although no assurance can be given concerning the outcome of these cases, in the opinion of management, after consultation with legal counsel and based on past experience defending and settling DBCP claims, the pending lawsuits are not expected to have a material adverse effect on the Company’s financial condition or results of operations.

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

Hurricane Katrina Cases:  Dole is one of a number of parties sued, including the Mississippi State Port Authority as well as other third-party terminal operators, in connection with the August 2005 Hurricane Katrina. The plaintiffs assert that they suffered property damage because of the defendants’ alleged failure to reasonably secure shipping containers at the Gulfport, Mississippi port terminal before Hurricane Katrina hit. Dole believes that it took reasonable precautions and that property damage was due to the unexpected force of Hurricane Katrina, a Category 5 hurricane that was one of the costliest disasters in U.S. history. Dole expects that this Katrina-related litigation will not have a material adverse effect on its financial condition or results of operations.

Spinach E. coli Outbreak:  On September 15, 2006, Natural Selection Foods LLC recalled all packaged fresh spinach that Natural Selection Foods produced and packaged with Best-If-Used-By dates from August 17 through October 1, 2006, because of reports of illness due to E. coli O157:H7 following consumption of packaged fresh spinach produced by Natural Selection Foods. These packages were sold under 28 different brand names, one of which was DOLE®. Natural Selection Foods produced and packaged all spinach items under the DOLE label (with the names “Spinach,” “Baby Spinach” and “Spring Mix”). On September  15, 2006, Dole announced that it supported the voluntary recall issued by Natural Selection Foods. Dole has no ownership or other economic interest in Natural Selection Foods.

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

To date, 204 cases of illness due to E. coli O157:H7 infection have been reported to the Centers for Disease Control and Prevention (203 in 26 states and one in Canada) including 31 cases involving a type of kidney failure called Hemolytic Uremic Syndrome (HUS), 104 hospitalizations, and three deaths. Dole is aware of 14 lawsuits that have been filed against Natural Selection Foods and Dole, among others. Dole expects that the vast majority of the spinach E. coli O157:H7 claims will be handled outside the formal litigation process. Since Natural Selection Foods, not Dole, produced and packaged the implicated spinach products, Dole has tendered the defense of these and other claims to Natural Selection Foods and its insurance carriers and has sought indemnity from Natural Selection Foods, based on the provisions of the contract between Dole and Natural Selection Foods. Dole expects that the company or companies (and their insurance carriers) that grew the implicated spinach for Natural Selection Foods also will be involved in the resolution of the E. coli O157:H7 claims. Dole expects that the spinach E. coli O157:H7 matter will not have a material adverse effect on Dole’s financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal quarter ended December 30, 2006.

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

Additional information required by Item 5 is contained in Note 13 — Shareholders’ Equity, to Dole’s Consolidated Financial Statements in this Form 10-K.

Item 6.	Selected Financial Data

	Year	Year	Year	Three Quarters	Quarter	Year
	Ended	Ended	Ended	Ended	Ended	Ended
	December 30,	December 31,	January 1,	January 3,	March 22,	December 28,
	2006	2005	2005	2004	2003	2002
	Successor	Successor	Successor	Successor	Predecessor	Predecessor
	(In millions)

Summary of Operations
Revenues, net	$6,171	$5,827	$5,285	$3,675	$1,068	$4,362
Cost of products sold	5,632	5,142	4,546	3,190	890	3,670

Gross margin	539	685	739	485	178	692
Selling, marketing and general and administrative expenses	453	460	422	319	89	418

Operating income	86	225	317	166	89	274
Interest expense — net	168	137	148	120	17	69
Other income (expense) — net	15	(5)	(9)	(19)	—	2

Income (loss) from continuing operations before income taxes, minority interest expense and equity earnings	(67)	83	160	27	72	207
Income taxes	20	45	26	7	13	54
Minority interest expense, net of income taxes	5	3	10	3	1	6
Equity in earnings of unconsolidated subsidiaries, net of income taxes	—	(7)	(10)	(6)	(3)	(9)

Income (loss) from continuing operations, net of income taxes	(92)	42	134	23	61	156
Income from discontinued operations, net of income taxes	—	2	—	—	—	—
Gain on disposal of discontinued operations, net of income taxes	3	—	—	—	—	—

Income (loss) before cumulative effect of a change in accounting principle	(89)	44	134	23	61	156
Cumulative effect of a change in accounting principle	—	—	—	—	—	120

Net income (loss)	$(89)	$44	$134	$23	$61	$36

Balance Sheet and Other Information
Working capital	$686	$535	$423	$279	—	$715
Total assets	4,608	4,410	4,322	3,988	—	3,037
Long-term debt	2,316	2,001	1,837	1,804	—	882
Total debt	2,364	2,027	1,869	1,851	—	1,125
Total shareholders’ equity	335	617	678	456	—	745
Cash dividends	164	77	20	—	8	34
Capital additions	119	146	102	102	4	234
Depreciation and amortization	149	150	145	107	25	107

Note: As a result of the going-private merger transaction, the Company’s Consolidated Financial Statements present the results of operations, financial position and cash flows prior to the date of the merger transaction as the “Predecessor.” The merger transaction and the Company’s results of operations, financial position and cash flows thereafter are presented as the Successor.” Predecessor results have not been aggregated with those of the Successor in accordance with accounting principles generally accepted in the U.S. and accordingly the Company’s Consolidated Financial Statements do not show the results of operations or cash flows for the year ended January 3, 2004.

Discontinued operations for the periods presented relate to the sale of the Company’s Pacific Coast Truck operations during 2006 and the resolution during 2005 of a contingency related to the 2001 disposition of the Company’s interest in Cerveceria Hondureña, S.A.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

2006 Overview

For the year ended December 30, 2006, Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) achieved record revenues of $6.2 billion, reflecting growth of 6% compared to the prior year. Higher revenues were reported in the Company’s fresh fruit and packaged foods operating segments. The Company earned operating income of $86 million in 2006, compared to $225 million earned in 2005. A net loss of $89 million was reported for 2006 compared to net income of $44 million in 2005. Cash flows provided by operations were $16 million during 2006, compared to $73 million of cash flows provided by operations in 2005.

Revenues were largely driven by strong banana and pineapples sales worldwide and higher volumes and pricing in Dole’s packaged foods business. In addition, sales increased in the European ripening and distribution operations due primarily to the October 2006 acquisition of the remaining 65% ownership in JP Fruit Distributors Limited (renamed JP Fruit) that the Company did not previously own. Operating income decreased as a result of higher costs affecting the European banana operations due to the European Union’s new import tariff-only system for bananas, which became effective in 2006. Operating income was also impacted by lower packaged salad sales in the fresh vegetables business, resulting primarily from the E. Coli related incidents discussed in this document. The Company also incurred restructuring costs in the fresh-cut flowers operations and higher production, shipping and distribution costs in all of its operating segments. Unfavorable foreign currency exchange movements in Dole’s various sourcing locations also impacted operating income.

Higher commodity costs, primarily fuel and tinplate, continued to adversely impact operations. Throughout 2006 and 2005, the Company has experienced significant cost increases in many of the commodities it uses in production, including containerboard, tinplate, resin and other agricultural chemicals. In addition, significantly higher average fuel prices resulted in additional shipping and distribution costs. On a year-over-year basis, higher commodity costs impacted operating income by approximately $38 million and $45 million for the years ended December 30, 2006 and December 31, 2005, respectively. In an effort to mitigate the exposure to further commodity cost increases, the Company entered into fuel hedging contracts and renegotiated certain commodity supply contracts.

During the third quarter of 2006, the Company initiated a plan to restructure its fresh-cut flowers business in order to implement changes that will create efficiencies, improve performance and better align supply with demand. In connection with this initiative, the Company expects to incur total costs of approximately $29.8 million. For the year ended December 30, 2006, the Company recorded a charge of $29 million which consisted of $6.4 million of restructuring costs and $22.6 million of non-cash impairment charges related to the write-off of certain assets. The Company also currently estimates that an additional $0.8 million of land clearing costs and employee severance, will be incurred and paid by the end of 2007. Refer to Note 5 of the Consolidated Financial Statements for further discussion of this restructuring.

Results of Operations

Selected results of operations for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 were as follows:

	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
	(In thousands)

Revenues, net	$6,171,464	$5,826,785	$5,284,731
Operating income	85,619	224,591	316,706
Interest income and other income (expense), net	22,416	696	(4,530)
Interest expense	174,715	142,452	152,503
Income taxes	19,995	44,356	25,530
Minority interest expense and equity in earnings of unconsolidated subsidiaries, net of income taxes	5,356	(3,382)	(131)
Income from discontinued operations, net of income taxes	234	2,235	144
Gain on disposal of discontinued operations, net of income taxes	2,814	—	—
Net income (loss)	(88,983)	44,096	134,418

Revenues

For the year ended December 30, 2006, revenues increased 6% to $6.2 billion from $5.8 billion in the prior year. The most significant revenue drivers were the higher worldwide sales of fresh fruit as well as higher sales of packaged foods products. Higher volumes of bananas and pineapples accounted for approximately $126 million or 37% of the overall revenues increase. The Company’s European ripening and distribution operations also had higher revenues as a result of the October 2006 acquisition of JP Fruit. The acquisition generated revenues of approximately $69 million during the fourth quarter of 2006. Fresh fruit revenues also benefited from higher volumes of deciduous products sold in North America. Higher sales of packaged foods products, primarily for FRUIT BOWLS, canned pineapple and fruit parfaits also increased revenues by $84 million. Fresh vegetables sales remained flat as additional sales of commodity vegetables were offset by a decrease in volumes of packaged salads. The Company’s fresh-cut flowers business reported overall lower sales volumes due primarily to the impact of the implementation of the third quarter 2006 restructuring, partially offset by higher sales volumes at Valentine’s Day and overall higher pricing in 2006. Net changes in foreign currency exchange rates versus the U.S. dollar did not have a significant impact on consolidated revenues in 2006.

For the year ended December 31, 2005, revenues increased 10% to $5.8 billion from $5.3 billion in the prior year. The most significant revenue drivers were the acquisitions of Dole Berry Company during the fourth quarter of 2004 and Dole Packaged Frozen Foods during the second quarter of 2004. These acquisitions increased 2005 revenues by approximately $130 million and $76 million, respectively, over revenues reported in 2004. Revenues also benefited from higher worldwide sales of fresh fruit, primarily for bananas and pineapples. Sales of fresh fruit also increased due to higher sales in the Company’s European ripening and distribution operations. In addition, revenues benefited from higher sales of packaged salads and packaged foods products, primarily for FRUIT BOWLS, canned pineapple and fruit in plastic jars. These increases were partially offset by lower deciduous sales in North America and Asia and lower citrus sales in Asia. Net changes in foreign currency exchange rates versus the U.S. dollar did not have a significant impact on consolidated revenues in 2005.

Operating Income

For the year ended December 30, 2006, operating income was $85.6 million compared with $224.6 million in 2005. The decrease was primarily attributable to lower operating results from the Company’s European banana operations, fresh-cut flowers and packaged salads businesses. These decreases were partially offset by higher worldwide pineapple earnings, higher sales volumes and pricing in the packaged foods business and higher pricing in the North America commodity vegetables operations. The European banana operations were impacted by higher purchased fruit costs and distribution costs, due mainly to the European Union’s (“EU”) new import tariff-only system, which became effective January 1, 2006. The Company’s fresh-cut flowers business incurred $29 million of charges associated with the closing of its operations in Ecuador, the closing and downsizing of farms in Colombia, and the impairment of long-lived assets, trade names and inventory. In addition, all of the Company’s reporting segments were impacted by higher product, distribution and shipping costs, due to higher commodity costs. Unfavorable foreign currency exchange movements also impacted operating results. If foreign currency exchange rates in the Company’s significant foreign operations during 2006 had remained unchanged from those experienced in 2005, the Company estimates that its operating income would have been higher by approximately $28 million. The $28 million is primarily related to exchange rate movements in the Company’s sourcing locations. Operating income in 2006 included realized foreign currency transaction gains of $4 million.

For the year ended December 31, 2005, operating income was $224.6 million compared with $316.7 million in 2004. The decrease was primarily due to higher production costs, higher shipping and distribution costs and an increase in selling and marketing expenses. Higher production costs were driven by significantly higher commodity costs, particularly for fuel and containerboard. These factors were partially offset by higher European banana earnings and higher sales volumes and pricing in the packaged foods business. Operating income in 2005 also increased due to an employee-related restructuring charge of $8.8 million in Ecuador recorded in 2004. In addition, unfavorable foreign currency exchange movements contributed to lower operating results. If foreign currency exchange rates in the Company’s significant foreign operations during 2005 remained unchanged from those experienced in 2004, the Company estimates that its operating income would have been higher by approximately $15 million. The $15 million is primarily related to exchange rate movements in the Company’s sourcing locations. Operating income in 2005 included realized foreign currency transaction losses of $4 million, partially offset by the impact of hedges of $2 million, and $5 million related to foreign currency hedging incentives from the Colombian government.

Interest Income and Other Income (Expense), Net

For the year ended December 30, 2006, interest income increased to $7.2 million from $6 million in 2005. The increase was primarily due to interest income earned during the second quarter of 2006 related to the timing of the borrowings and repayment of the senior secured credit facilities in connection with the April 2006 debt refinancing.

Other income (expense), net improved to income of $15.2 million in 2006 from expense of $5.4 million in 2005. The improvement was due to a decrease in debt-related expenses of $35.7 million when comparing the April 2006 debt refinancing to the April 2005 refinancing and bond tender transactions. In addition, the Company recorded a gain of $24.8 million on its cross currency swap and $6.5 million on the settlement of its interest rate swap in April 2006. These increases were partially offset by lower unrealized foreign currency exchange gains in 2006 versus 2005. In 2006, the Company recorded $1.5 million of foreign currency exchange gains due to the repayment of the Japanese yen denominated term loan (“Yen loan”) compared to $27.1 million of gains in the prior year. In addition, the Company’s British pound sterling capital lease vessel obligation (“vessel obligation”) generated foreign currency exchange losses of $10.6 million in 2006 compared to foreign currency exchange gains of $9.5 million in 2005.

For the year ended December 31, 2005, interest income increased to $6 million from $4.2 million in 2004. Higher interest income was primarily generated from interest earned on an account receivable balance settled in 2005. Higher interest rates associated with outstanding growers loans also contributed to the increase.

Other income (expense), net improved to an expense of $5.4 million in 2005 from an expense of $8.7 million in 2004. The improvement was primarily due to the change in unrealized foreign currency exchange gains of $43.5 million. In 2005, the Company’s Yen loan and vessel obligation generated foreign currency exchange gains of $27.1 million and $9.5 million, respectively, compared to a foreign currency exchange loss on the vessel obligation of $6.9 million in 2004. These improvements were partially offset by $41.1 million of additional expenses related to the early extinguishment of debt.

Interest Expense

Interest expense for the year ended December 30, 2006 was $174.7 million compared to $142.5 million in 2005. The increase was primarily related to higher levels of borrowings and higher effective market-based borrowing rates on the Company’s debt facilities.

Interest expense for the year ended December 31, 2005 was $142.5 million compared to $152.5 million in 2004. The decrease was primarily related to lower overall effective borrowing rates that resulted from the Company’s refinancing and bond tender transactions during the second quarter of 2005.

Income Taxes

The Company recorded $20 million of income tax expense on $66.7 million of pretax losses from continuing operations for the year ended December 30, 2006, reflecting a (30%) effective income tax rate for the year. Income tax expense increased $13.4 million from $6.6 million in 2005, after excluding the impact of the repatriation of certain foreign earnings of $37.8 million during 2005. The change in the effective income tax rate in 2006 from the 2005 rate of 8% is principally due to non-U.S. taxable earnings from operations decreasing by a larger relative percentage than the associated taxes, including the impact of the accrual for certain tax-related contingencies, required to be provided on such earnings. For 2006, the Company’s income tax provision differs from the U.S. federal statutory rate applied to the Company’s pretax losses due to operations in foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate offset by the accrual for certain tax-related contingencies.

Income tax expense for the year ended December 31, 2005 increased to $44.4 million from $25.5 million in 2004. Excluding the impact of the repatriation of foreign earnings under Section 965 of the Internal Revenue Code of $37.8 million, income tax expense for the year ended December 31, 2005 was $6.6 million, which reflects the Company’s effective tax rate of 8% for the 2005 fiscal year. The reduction in the effective income tax rate in 2005 of 8% from the 2004 rate of 16% is primarily due to a change in the mix of taxable earnings, resulting in part from lower domestic earnings. For the years ended 2005 and 2004, the effective income tax rate differs from the U.S. federal statutory rate primarily due to earnings from operations being taxed in foreign jurisdictions at lower net effective rates than the U.S. rate.

During October 2004, the American Jobs Creation Act of 2004 was signed into law, adding Section 965 to the Internal Revenue Code. Section 965 provides a special one-time deduction of 85% of certain foreign earnings that are repatriated under a domestic reinvestment plan, as defined therein. The effective federal tax rate on any qualified foreign earnings repatriated under Section 965 equals 5.25%. Taxpayers could elect to apply this provision to a qualified earnings repatriation made during calendar year 2005. During the second quarter of 2005, the Company repatriated $570 million of earnings from its foreign subsidiaries, of which approximately $489 million qualified for the 85% dividends received deduction under Section 965. A tax provision of approximately $37.8 million for the repatriation of certain foreign earnings has been recorded as income taxes for the year ended December 31, 2005.

For 2006, 2005 and 2004, other than the taxes provided on the $570 million of repatriated foreign earnings, no U.S. taxes were provided on unremitted foreign earnings from operations because such earnings are intended to be indefinitely invested outside the U.S.

Minority Interest and Equity in Earnings of Unconsolidated Subsidiaries

Minority interest expense for the year ended December 30, 2006 increased to $5.5 million from $3.2 million in 2005. The increase was primarily related to 2006 seasonal pistachio earnings, which volumes fluctuate every other year, generated by several majority-owned partnerships.

Equity in earnings of unconsolidated subsidiaries for the year ended December 30, 2006 decreased to $0.2 million from $6.6 million in 2005. The decrease was primarily related to lower earnings generated by one of the Company’s European investments.

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

Discontinued Operation

During the fourth quarter of 2006, the Company sold all of the assets and substantially all of the liabilities associated with its Pacific Coast Truck operations (“Pac Truck”) for $20.7 million. The Pac Truck business consisted of a full service truck dealership that provided medium and heavy-duty trucks to customers in the Pacific Northwest region. The Company received net proceeds of $15.3 million from the sale after the assumption of $5.4 million of debt, realizing a gain of approximately $2.8 million, net of income taxes of $2 million. The Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements reflect the Pac Truck business as a discontinued operation.

Segment Results of Operations

The Company has four reportable operating segments: fresh fruit, fresh vegetables, packaged foods and fresh-cut flowers. These reportable segments are managed separately due to differences in their products, production processes, distribution channels and customer bases.

The Company’s management evaluates and monitors segment performance primarily through earnings before interest expense and income taxes (“EBIT”). EBIT is calculated by adding interest expense and income taxes to net income. In 2006 and 2005, EBIT is calculated by subtracting income from discontinued operations, net of income taxes and gain on disposal of discontinued operations, net of income taxes, and adding interest expense and income taxes to net income. Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to the Company as a whole. EBIT is not defined under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered in isolation or as a substitute for net income measures prepared in accordance with GAAP or as a measure of the Company’s profitability. Additionally, the Company’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate EBIT in the same fashion.

In the tables below, revenues from external customers and EBIT only reflect results from continuing operations.

	2006	2005	2004
	(In thousands)

Revenues from external customers
Fresh fruit	$3,989,490	$3,717,020	$3,535,666
Fresh vegetables	1,082,416	1,083,227	887,409
Packaged foods	938,336	854,230	691,780
Fresh-cut flowers	160,074	171,259	169,845
Corporate	1,148	1,049	31

	$6,171,464	$5,826,785	$5,284,731

EBIT
Fresh fruit	$108,302	$205,191	$257,880
Fresh vegetables	(7,301)	11,375	58,645
Packaged foods	91,392	87,495	64,191
Fresh-cut flowers	(57,001)	(5,094)	1,853

Total operating segments	135,392	298,967	382,569
Corporate	(32,713)	(70,298)	(70,262)
Interest expense	174,715	142,452	152,503
Income taxes	19,995	44,356	25,530

Income (loss) from continuing operations, net of income taxes	$(92,031)	$41,861	$134,274

2006 Compared with 2005

Fresh Fruit:  Fresh fruit revenues in 2006 increased 7% to $4 billion from $3.7 billion in 2005. The increase in fresh fruit revenues was primarily driven by higher worldwide sales of bananas and pineapples, higher sales in the European ripening and distribution operations and more Chilean deciduous fruit sold in North America. Higher banana sales resulted from improved volumes worldwide and higher pricing and surcharges for bananas sold in North America. Strong pineapple sales reflected higher sales volumes worldwide. Higher volumes of European bananas was made possible by the EU implementation of a new “tariff only” import fee effective January 1, 2006, which ended volume restrictions on Latin American imported bananas. The increase in sales of European bananas was partially offset by significantly lower pricing of bananas as a result of excess supply brought into the market by non-traditional sellers. European ripening and distribution sales also increased as a result of the October 2006 acquisition of JP Fruit. These factors were partially offset by lower sales volumes as a result of the Company ending a substantial portion of its commercial relationship with a significant customer of Saba Trading AB (“Saba”).

Fresh fruit EBIT decreased 47% to $108.3 million in 2006 from $205.2 million in 2005. Lower EBIT in the Company’s banana operations was primarily due to higher costs in Europe related to the new tariff system imposed by the EU and significantly lower local banana pricing in Europe. Additionally, EBIT decreased as a result of higher product costs that impacted worldwide banana operations and deciduous fruit sold in North America. EBIT was also impacted by restructuring costs of $12.8 million incurred by Saba. These factors were offset by higher pineapple EBIT due to increased worldwide volumes and lower advertising expenditures in Asia. If foreign currency exchanges rates, primarily in the Company’s fresh fruit foreign sourcing locations, during 2006 had remained unchanged from those experienced in 2005, the Company estimates that fresh fruit EBIT would have been higher by approximately $18 million. Fresh fruit EBIT in 2006 included $10.6 million of an unrealized foreign currency exchange loss related to the vessel obligation and realized foreign currency transaction gains of $4 million.

Fresh Vegetables:  Fresh vegetables revenues of $1.1 billion for 2006 remained relatively unchanged from 2005. Higher pricing in the North America commodity vegetables business for lettuce, berries, celery, green onions, brussels sprouts and artichokes were offset by lower volumes and lower pricing in the packaged salads business.

Sales of packaged salads decreased mainly as a result of the E. coli incident discussed below, which continued to impact consumer demand for the packaged salads category.

Fresh vegetables EBIT for 2006 decreased to a loss of $7.3 million from earnings of $11.4 million in 2005. The decrease in EBIT was primarily due to lower sales volumes and higher product, distribution and marketing costs in the packaged salads business. These decreases were partially offset by higher earnings generated in the North America commodity vegetables business due to higher pricing and lower distribution and selling costs.

On September 15, 2006, Natural Selection Foods LLC recalled all packaged fresh spinach that Natural Selection Foods produced and packaged with Best-If-Used-By dates from August 17 through October 1, 2006, because of reports of illness due to E. coli O157:H7 following consumption of packaged fresh spinach produced by Natural Selection Foods. These packages were sold under 28 different brand names, one of which was DOLE®. Natural Selection Foods produced and packaged all spinach items under the DOLE label (with the names “Spinach,” “Baby Spinach” and “Spring Mix”). On September 15, 2006, Dole announced that it supported the voluntary recall issued by Natural Selection Foods. Dole has no ownership or other economic interest in Natural Selection Foods. Since the recall, sales in the packaged salad category have dropped by approximately 10%. This recall itself did not have a significant impact on the Company’s consolidated results of operations for the year ended December 30, 2006. The Company does expect that future sales of packaged salads category products will continue to be impacted as a result of this event.

Packaged Foods:  Packaged foods revenues for 2006 increased 10% to $938.3 million from $854.2 million in 2005. The increase in revenues was primarily due to higher pricing and volumes of FRUIT BOWLS, canned solid pineapple and juice, higher volumes of fruit parfaits, fruit in plastic jars and packaged frozen food products sold in North America. Revenues also grew in Europe due to higher sales volumes of concentrate and FRUIT BOWLS. These benefits were partially offset by lower sales in Asia due to lower pricing of canned fruit products in Japan and the disposition of a small distribution company in the Philippines during the fourth quarter.

Packaged foods EBIT in 2006 increased 4% to $91.4 million from $87.5 million in 2005. The increase in EBIT was primarily due to higher sales in North America related to FRUIT BOWLS, canned solid pineapple and juice, fruit parfaits, fruit in plastic jars and packaged frozen food products, partially offset by higher product and distribution costs in all markets. If foreign currency exchanges rates, primarily in the Company’s packaged foods sourcing locations, during 2006 had remained unchanged from those experienced in 2005, the Company estimates that packaged foods EBIT would have been higher by approximately $11 million.

Fresh-cut Flowers:  Fresh-cut flowers revenues in 2006 decreased 7% to $160.1 million from $171.3 million in 2005. The decrease was primarily due to lower sales volumes during the second half of the year associated with changes in the customer base related to the implementation of the third quarter restructuring plan, partially offset by higher overall pricing and additional sales generated from the Valentine’s Day holiday.

EBIT in the fresh-cut flowers segment in 2006 decreased to a loss of $57 million from a loss of $5.1 million in 2005. EBIT decreased primarily due to $29 million of restructuring-related and asset impairment charges, together with higher crop growing costs and higher third-party flower purchases.

Corporate:  Corporate EBIT includes general and administrative costs not allocated to the operating segments. Corporate EBIT in 2006 was a loss of $32.7 million compared to a loss of $70.3 million in 2005. The improvement in EBIT was primarily due to a decrease in debt-related expenses of $35.7 million when comparing the April 2006 debt refinancing transaction to the April 2005 refinancing and bond tender transactions. In addition, Corporate EBIT for 2006 included a gain of $24.8 million on its cross currency swap and $6.5 million on the settlement of the interest rate swap in April 2006. These increases to EBIT were partially offset by unrealized foreign currency exchange gains of $25.6 million related to the Yen loan incurred in 2005.

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

Fresh fruit EBIT decreased 20% to $205.2 million in 2005 from $257.9 million in 2004. EBIT decreased primarily as a result of higher product costs that impacted bananas and fresh pineapple operations worldwide and deciduous fruit. EBIT was also impacted by higher fuel costs which increased shipping and distribution costs worldwide and by higher selling, marketing and general and administrative costs. These factors were partially offset by improved banana pricing in Europe and the absence of an $8.8 million restructuring charge in Ecuador recorded during 2004. If foreign currency exchanges rates in the Company’s significant fresh fruit foreign operations during 2005 had remained unchanged from those experienced in 2004, the Company estimates that fresh fruit EBIT would have been higher by approximately $7 million. Fresh fruit EBIT in 2005 included realized foreign currency transaction losses of $6 million and $9 million of unrealized foreign currency exchange gains related to the vessel obligation.

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

EBIT in the fresh-cut flowers segment in 2005 decreased to a loss of $5.1 million from earnings of $1.9 million in 2004. EBIT decreased primarily as a result of higher product costs due to the weakening of the U.S. dollar against the Colombian peso. If the Colombian peso exchange rate during 2005 had remained unchanged from that experienced in 2004, the Company estimates that its fresh-cut flowers EBIT would have been higher by approximately $9 million. EBIT was also impacted by additional third-party flower purchases and higher shipping costs, partially offset by lower general and administrative expenses. In addition, 2005 EBIT included approximately $5 million of foreign currency exchange hedging incentives offered by the Colombian government. The Colombian government offered these incentives to banana and flower growers in the exporting sector.

Corporate:  Corporate EBIT includes general and administrative costs not allocated to the operating segments. Corporate EBIT in both 2005 and 2004 was a loss of $70.3 million. Corporate EBIT for 2005 included $43.8 million of expenses incurred in connection with the early retirement of debt and related refinancing and $27.1 million of unrealized foreign currency exchange gains associated with the Yen loan. EBIT did not change significantly in 2005 compared to 2004, as lower general and administrative costs were offset by the $43.8 million refinancing charge and $27.1 million of unrealized foreign currency exchange gains.

Liquidity and Capital Resources

CASH REQUIREMENTS:

The following tables summarize the Company’s contractual obligations and commitments at December 30, 2006:

	Payments Due by Period
	Less Than			After
	1 Year	1-2 Years	3-4 Years	4 Years	Total
	(In thousands)

Contractual obligations Fixed rate debt	$—	$350,000	$600,000	$155,000	$1,105,000
Variable rate debt	44,256	20,500	19,578	1,086,467	1,170,801
Capital lease obligations	4,328	7,924	7,329	68,799	88,380
Non-cancelable operating lease commitments	110,055	186,341	72,902	69,802	439,100
Cancelable operating lease commitments	10,625	21,734	22,660	52,823	107,842
Purchase obligations	698,701	747,071	334,768	195,509	1,976,049
Minimum required pension funding	8,635	43,693	39,288	78,883	170,499
Postretirement benefit payments	6,130	12,369	12,177	28,481	59,157
Interest payments on fixed and variable rate debt	178,892	331,304	226,405	144,663	881,264

Total contractual cash obligations	$1,061,622	$1,720,936	$1,335,107	$1,880,427	$5,998,092

Long-Term Debt:  Details of amounts included in long-term debt can be found in Note 11 of the Consolidated Financial Statements. The table assumes that long-term debt is held to maturity.

The variable rate maturities include amounts payable under the Company’s senior secured credit facilities.

Capital Lease Obligations:  The Company’s capital lease obligations include $85.6 million related to two vessel leases. The obligations under these leases, which continue through 2024, are denominated in British pound sterling. The lease payment commitments are presented in U.S. dollars at the exchange rate in effect on December 30, 2006 and therefore will change as foreign currency exchange rates fluctuate.

Operating Lease Commitments:  The Company has obligations under non-cancelable and cancelable operating leases, primarily for land, as well as for certain equipment and office facilities. The leased assets are used in the Company’s operations where leasing offers advantages of operating flexibility and is less expensive than alternate types of funding. A significant portion of the Company’s operating lease payments are fixed. Lease payments are charged to operations, primarily through cost of products sold. Total rental expense, including rent related to cancelable and non-cancelable leases, was $153 million, $130 million and $101.4 million (net of sublease income of $16.4 million, $15.9 million and $15.1 million) for 2006, 2005 and 2004, respectively.

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

Purchase Obligations:  In order to secure sufficient product to meet demand and to supplement the Company’s own production, the Company enters into non-cancelable agreements with independent growers, primarily in Latin America, to purchase substantially all of their production subject to market demand and product quality. Prices under these agreements are generally fixed and contract terms range from one to seventeen years.

Total purchases under these agreements were $474.5 million, $433.4 million and $340.1 million for 2006, 2005 and 2004, respectively.

In order to ensure a steady supply of packing supplies and to maximize volume incentive rebates, the Company enters into contracts with certain suppliers for the purchase of packing supplies, as defined in the respective agreements, over periods of up to five years. Purchases under these contracts for 2006, 2005 and 2004 were approximately $207.6 million, $227.3 million and $181.8 million, respectively.

Interest payments on fixed and variable rate debt:  Commitments for interest expense on debt, including capital lease obligations, were determined based on anticipated annual average debt balances, after factoring in mandatory debt repayments. Interest expense on variable-rate debt has been based on the prevailing interest rates at December 30, 2006.

Other Obligations and Commitments:  The Company has obligations with respect to its pension and other postretirement benefit (“OPRB”) plans (Note 12 to the Consolidated Financial Statements). During 2006, the Company contributed $3 million to its qualified U.S. pension plan, which included voluntary contributions above the minimum requirements for the plan. Under the Internal Revenue Service funding requirements, no contribution will be required for 2007. However, the Company expects to make contributions of $6.6 million to its U.S. qualified plan during 2007. The Company also has nonqualified U.S. and international pension and OPRB plans. For the year ended December 30, 2006, the Company made payments of $15.7 million related to these pension and OPRB plans.

The Company has numerous collective bargaining agreements with various unions covering approximately 32% of the Company’s hourly full-time and seasonal employees. Of the unionized employees, 9% are covered under a collective bargaining agreement that will expire within one year and the remaining 91% are covered under collective bargaining agreements expiring beyond the upcoming year. These agreements are subject to periodic negotiation and renewal. Failure to renew any of these collective bargaining agreements may result in a strike or work stoppage; however management does not expect that the outcome of these negotiations and renewals will have a material adverse impact on the Company’s financial condition or results of operations.

SOURCES AND USES OF CASH:

	2006	2005	2004
	(In thousands)

Cash flow provided by (used in):
Operating activities	$15,921	$72,589	$217,392
Investing activities	(117,000)	(164,323)	(281,584)
Financing activities	142,832	69,937	107,571
Foreign currency impact	1,849	(8,608)	2,356

Increase (decrease) in cash	$43,602	$(30,405)	$45,735

Operating Activities:  The primary drivers of the Company’s operating cash flows are operating earnings, adjusted for cash generated from or used in net working capital, interest paid and taxes paid or refunded. The Company defines net working capital as the sum of receivables, inventories, prepaid expenses and other current assets less accounts payable and accrued liabilities. Factors that impact the Company’s operating earnings that do not impact cash flows include depreciation and amortization, gains and losses on the sale and write-off of assets, minority interest expense and equity earnings, unrealized foreign currency exchange gains or losses and purchase accounting expenses.

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

Cash flows provided by operating activities were $15.9 million in 2006 compared to cash flows provided by operating activities of $72.6 million in 2005. The decrease was primarily due to lower earnings in 2006 and lower levels of accounts payable partially offset by lower levels of inventory. The decrease in accounts payable was attributable to the timing of payments to suppliers and growers. The reduction in inventory was driven mainly by lower inventory requirements in the packaged foods segment. Cash flows from operations decreased in 2005 to $72.6 million due primarily to an increase in net working capital of $122.7 million, driven primarily by higher accounts receivable and a greater investment in inventory, partially offset by higher accounts payable. The increase in accounts receivable was driven mainly by higher sales. The increase in inventory was primarily attributable to higher anticipated sales of packaged foods products in 2006. Higher accounts payable was primarily the result of higher inventory-related purchases and the timing of payments to suppliers.

Investing Activities:  Cash flows used in investing activities decreased to $117 million in 2006 from $164.3 million in the prior year. The decrease in cash outflow during 2006 was due to less cash spent on acquisitions, lower capital expenditures of $6.4 million and higher cash proceeds of $12.1 million received from the sales of a business and other assets. In 2006, the Company acquired the remaining 65% of JP Fruit it did not already own for $22.7 million, net of cash acquired, compared to the 2005 acquisition of the minority interest in Saba for $47.1 million. The purchase of JP Fruit and 2006 capital expenditures were funded by operating cash flows and through additional borrowings.

Financing Activities:  Cash flows provided by financing activities increased to $142.8 million in 2006 from $69.9 million in 2005. The increase in cash of $72.9 million was primarily due to higher net borrowings incurred in 2006 of $339.4 million versus 2005 net borrowings of $150 million to fund current year operations. This increase was offset by higher dividend payments of $86.4 million and a net return of capital payment of $31 million to the Company’s parent, Dole Holding Company, LLC (“DHC”) during 2006.

At December 30, 2006, the Company had total outstanding long-term borrowings of $2.4 billion, consisting primarily of $1.1 billion of unsecured senior notes and debentures due 2009 through 2013 and $1.2 billion of secured debt (consisting of revolving credit and term loan facilities and capital lease obligations).

Capital Contribution and Return of Capital:  On March 3, 2006, DHM Holding Company, Inc. (“HoldCo”) executed a $150 million senior secured term loan agreement. In March 2006, HoldCo contributed $28.4 million to its wholly-owned subsidiary, DHC, the Company’s immediate parent, which contributed the funds to the Company.

As planned, in October 2006, the Company declared a cash capital repayment of $28.4 million to DHC, returning the $28.4 million capital contribution made by DHC in March 2006. The Company repaid this amount during the fourth quarter of 2006.

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

Debt Refinancing:  In April 2005, the Company amended and restated its senior secured credit agreement, repaying its then existing term loans through new term loan borrowings and a revolving credit facility. In June 2005, the Company executed a technical amendment, which changed the scheduled amortization payment dates of the term loans. In December 2005, the Company executed a second amendment, which permitted the Company to reinvest proceeds from the sale of any of its principal properties into a new principal property and also allowed DHM Holding Company, Inc. to borrow under project financing facilities. The second amendment also modified both the minimum consolidated interest coverage ratio and the maximum leverage ratio.

Also during 2005, the Company repurchased $325 million aggregate principal amount of its Company’s outstanding debt securities. The Company repurchased $50 million of its 2009 Notes and $275 million of its 2011 Notes.

In April, 2006, the Company completed another amendment and restatement of its senior secured credit facilities. The purposes of this refinancing included increasing the combined size of the Company’s revolving credit and letter of credit facilities, eliminating certain financial maintenance covenants, realizing currency gains arising out of the Company’s then existing yen-denominated term loan and refinancing of the higher-cost bank indebtedness of DHC at the lower-cost Dole Food Company, Inc. level. The Company obtained $975 million of term loan facilities and $100 million in a pre-funded letter of credit facility. The proceeds of the term loans were used to repay the then outstanding term loans and revolving credit facilities, as well as pay a dividend of $160 million to DHC, which proceeds were used to repay its Second Lien Senior Credit Facility.

In addition, the Company entered into a new asset based revolving credit facility (“ABL revolver”) of $350 million. The facility is secured by and is subject to a borrowing base consisting of up to 85% of eligible accounts receivable plus a predetermined percentage of eligible inventory, as defined in the credit facility.

As of December 30, 2006, the ABL revolver borrowing base was $294.8 million and the amount outstanding under the ABL revolver was $167.6 million. After taking into account approximately $18 million of outstanding letters of credit issued under the ABL revolver, the Company had approximately $109.2 million available for borrowings as of December 30, 2006. Amounts outstanding under the term loan facilities were $967.7 million at December 30, 2006. In addition, the Company had approximately $82.4 million of letters of credit and bank guarantees outstanding under its pre-funded letter of credit facility at December 30, 2006.

Refer to Note 11 of the Consolidated Financial Statements for additional details of the Company’s outstanding debt.

In addition to amounts available under the revolving credit facilities, the Company’s subsidiaries have uncommitted lines of credit of approximately $156 million at various local banks, of which $108.6 million was available at December 30, 2006. These lines of credit are used primarily for short-term borrowings, foreign currency exchange settlement and the issuance of letters of credit or bank guarantees. Several of the Company’s uncommitted lines of credit expire in 2007 while others do not have a commitment expiration date. These arrangements may be cancelled at any time by the Company or the banks.

The Company believes that available borrowings under the revolving credit facility and subsidiaries’ uncommitted lines of credit, together with its existing cash balance of $92.4 million at December 30, 2006, future cash flow from operations and access to capital markets will enable it to meet its working capital, capital expenditure, debt maturity and other commitments and funding requirements. Factors impacting the Company’s cash flow from operations include such items as commodity prices, interest rates and foreign currency exchange rates, among other things. These factors are set forth under “Risk Factors” in Item 1A. of this Form 10-K and under “Quantitative and Qualitative Disclosures About Market Risk “in Item 7A. and elsewhere in this Form 10-K.

GUARANTEES, CONTINGENCIES AND DEBT COVENANTS:

The Company is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to the Company’s operations. At December 30, 2006, guarantees of $1.7 million consisted primarily of amounts advanced under third-party bank agreements to independent growers that supply the Company with product. The Company has not historically experienced any significant losses associated with these guarantees.

In connection with the April 2006 refinancing transaction, the Company obtained a $100 million pre-funded letter of credit facility. As of December 30, 2006, letters of credit and bank guarantees outstanding under this facility totaled $82.4 million. In addition, the Company issues letters of credit and bonds through major banking institutions, insurance companies and its ABL revolver as required by certain regulatory authorities, vendor and other operating agreements. As of December 30, 2006, total letters of credit and bonds outstanding under these arrangements were $60.5 million.

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

The Company also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. The Company guaranteed $152.9 million of its subsidiaries’ obligations to their suppliers and other third parties as of December 30, 2006.

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

As disclosed in Note 17 to the Consolidated Financial Statements, the Company is subject to legal actions, most notably related to the Company’s prior use of the agricultural chemical dibromochloropropane, or “DBCP”. Although no assurance can be given concerning the outcome of these cases, in the opinion of management, after consultation with legal counsel and based on past experience defending and settling DBCP claims, the pending lawsuits are not expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

Provisions under the senior secured credit facilities and the indentures to the senior notes and debentures require the Company to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. The Company could borrow approximately an additional $228 million at December 30, 2006 and remain within its covenants. At December 30, 2006, the Company was in compliance with all applicable covenants contained in the indentures and senior secured credit facilities.

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

Assumptions must often be made in determining fair values, particularly where observable market values do not exist. Assumptions may include discount rates, growth rates, cost of capital, royalty rates, tax rates and remaining useful lives. These assumptions can have a significant impact on the value of identifiable assets and accordingly can impact the value of goodwill recorded. Different assumptions could result in materially different values being attributed to assets and liabilities. Since these values impact the amount of annual depreciation and amortization expense, different assumptions could also significantly impact the Company’s statement of operations and could impact the results of future impairment reviews.

Grower Advances:  The Company makes advances to third-party growers primarily in Latin America and Asia for various farming needs. Some of these advances are secured with property or other collateral owned by the growers. The Company monitors these receivables on a regular basis and records an allowance for these grower receivables based on estimates of the growers’ ability to repay advances and the fair value of the collateral. These estimates require significant judgment because of the inherent risks and uncertainties underlying the growers’ ability to repay these advances. These factors include weather-related phenomena, government-mandated fruit prices, market responses to industry volume pressures, grower competition, fluctuations in local interest rates, economic crises, security risks in developing countries, political instability, outbreak of plant disease, inconsistent or poor farming practices of growers, and foreign currency fluctuations. The aggregate amounts of grower advances made during fiscal years 2006, 2005 and 2004 were approximately $156.5 million, $148 million and $146.6 million, respectively. Net grower advances receivable were $39.4 million and $44.3 million at December 30, 2006 and December 31, 2005, respectively.

Long-Lived Assets:  The Company’s long-lived assets consist of 1) property, plant and equipment and amortized intangibles and 2) goodwill and indefinite-lived intangible assets.

1) Property, Plant and Equipment and Amortized Intangibles:  The Company depreciates property, plant and equipment and amortizes intangibles principally by the straight-line method over the estimated useful lives of these assets. Estimates of useful lives are based on the nature of the underlying assets as well as the Company’s experience with similar assets and intended use. Estimates of useful lives can differ from actual useful lives due to the inherent uncertainty in making these estimates. This is particularly true for the Company’s significant long-lived assets such as land improvements, buildings, farming machinery and equipment, vessels and customer relationships. Factors such as the conditions in which the assets are used, availability of capital to replace assets, frequency of maintenance, changes in farming techniques and changes to customer relationships can influence the useful lives of these assets. Refer to Notes 9 and 10 of the Consolidated Financial Statements for a summary of useful lives by major asset category and for further details on the Company’s intangible assets, respectively. The Company incurred depreciation expense of approximately $144.8 million, $137.9 million and $133.3 million in 2006, 2005 and 2004, respectively, and amortization expense of approximately $4.5 million, $11.9 million and $11.6 million in fiscal 2006, 2005 and 2004, respectively.

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

2) Goodwill and Indefinite-Lived Intangible Assets:  The Company’s indefinite-lived intangible assets consist of the DOLE brand trade name, with a carrying value of $689.6 million. In determining whether intangible assets have indefinite lives, the Company considers the expected use of the asset, legal or contractual provisions that may limit the life of the asset, length of time the intangible has been in existence, as well as competitive, industry and economic factors. The determination as to whether an intangible asset is indefinite-lived or amortizable could have a significant impact on the Company’s statement of operations in the form of amortization expense and potential future impairment charges.

Goodwill and indefinite-lived intangible assets are tested for impairment annually and whenever events or circumstances indicate that an impairment may have occurred. Indefinite-lived intangibles are tested for impairment by comparing the fair value of the asset to the carrying value.

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

Refer to Note 6 of the Consolidated Financial Statements for additional information about the Company’s income taxes.

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

Pension and Other Postretirement Benefits:  The Company has qualified and nonqualified defined benefit pension plans covering some of its full-time employees. Benefits under these plans are generally based on each employee’s eligible compensation and years of service, except for hourly plans, which are based on negotiated benefits. In addition to pension plans, the Company has OPRB plans that provide health care and life insurance benefits for eligible retired employees. Covered employees may become eligible for such benefits if they fulfill established requirements upon reaching retirement age. Pension and OPRB costs and obligations are calculated based on actuarial assumptions including discount rates, health care cost trend rates, compensation increases, expected return on plan assets, mortality rates and other factors.

Pension obligations and expenses are most sensitive to the expected return on pension plan assets and discount rate assumptions. OPRB obligations and expenses are most sensitive to discount rate assumptions and health care cost trend rates. The Company determines the expected return on pension plan assets based on an expectation of average annual returns over an extended period of years. This expectation is based, in part, on the actual returns achieved by the Company’s pension plans over the prior ten-year period. The Company also considers the weighted-average historical rates of return on securities with similar characteristics to those in which the Company’s pension assets are invested. In the absence of a change in the Company’s asset allocation or investment philosophy, this estimate is not expected to vary significantly from year to year. The Company’s 2006 and 2005 pension expense was determined using an expected rate of return on U.S. plan assets of 8.25% and 8.50%, respectively. The Company’s 2007 pension expense will be determined using an expected rate of return on U.S. plan assets of 8%. At December 30, 2006, the Company’s U.S. pension plan investment portfolio was invested approximately 59% in equity securities, 39% in fixed income securities and 2% in alternative investments. A 25 basis point change in the expected rate of return on pension plan assets would impact annual pension expense by $0.6 million.

The Company’s U.S. pension plan’s discount rate of 5.75% in both 2006 and 2005 was determined based on a hypothetical portfolio of high-quality, non-callable, zero-coupon bond indices with maturities that approximate the duration of the liabilities in the Company’s pension plans. A 25 basis point decrease in the assumed discount rate would increase the projected benefit obligation by $8.6 million and increase the annual expense by $0.6 million.

The Company’s foreign pension plans’ weighted average discount rate was 6.61% and 9.08% for 2006 and 2005, respectively. A 25 basis point decrease in the assumed discount rate of the foreign plans would increase the projected benefit obligation by approximately $4.4 million and increase the annual expense by approximately $0.3 million.

While management believes that the assumptions used are appropriate, actual results may differ materially from these assumptions. These differences may impact the amount of pension and other postretirement obligations and future expense. Refer to Note 12 of the Consolidated Financial Statements for additional details of the Company’s pension and other postretirement benefits.

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

Recently Adopted and Recently Issued Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for information regarding the Company’s adoption of new accounting pronouncements and recently issued accounting pronouncements.

Other Matters

European Union Banana Import Regime:  On January 1, 2006, the EU implemented a new “tariff only” import regime for bananas. The 2001 Understanding on Bananas between the European Communities and the U.S. required the EU to implement a tariff only banana import system on or before January 1, 2006, and the EU’s banana regime change was therefore expected by that date.

Banana imports from Latin America are subject to import license requirements and a tariff of 176 euro per metric ton for entry into the EU market. Under the EU’s previous banana regime, banana imports from Latin America were subject to a tariff of 75 euro per metric ton and were also subject to both import license requirements and volume quotas. License requirements and volume quotas had the effect of limiting access to the EU banana market.

Although all Latin bananas are subject to a tariff of 176 euro per metric ton, up to 775,000 metric tons of bananas from African, Caribbean, and Pacific (“ACP”) countries may be imported to the EU duty-free. This preferential treatment of a zero tariff on up to 775,000 tons of ACP banana imports, as well as the 176 euro per metric ton tariff applied to Latin banana imports, has been challenged by Panama, Honduras, Nicaragua, and Colombia in consultation proceedings at the World Trade Organization (“WTO”). In addition, on March 8, 2007 and March 20, 2007, Ecuador formally requested the WTO Dispute Settlement Body (“DSB”) to appoint a panel to review the matter. The EU blocked Ecuador’s initial request for establishment of a panel on March 8; however, the EU was unable to block Ecuador’s second request under WTO rules. On March 20, 2007, the DBS announced that it will establish a panel to rule on Ecuador’s complaint. The current tariff applied to Latin banana imports may be lowered and the ACP preference of a zero tariff may be affected depending on the outcome of these WTO proceedings, but the WTO proceedings are only in their initial stages and may take several years to conclude. The

Company encourages efforts to lower the tariff through negotiations with the EU and is working actively to help achieve this result.

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

During 2006, the Company incurred direct incremental expenses of $1.8 million related to Hurricane Katrina, bringing the total charge to $11.9 million of which $4.7 million is associated with cargo related expenses and $7.2 million is associated with property related expenses. The total charge includes direct incremental expenses of $5.6 million, write-offs of owned assets with a net book value of $4.1 million and leased assets of $2.2 million representing amounts due to lessors. In addition, the Company collected $7.3 million in 2006 from insurance carriers related to cargo and property damage bringing the total cash collected to $13.3 million. In December 2006, the Company settled its cargo claim for $9.2 million resulting in a gain of $4.5 million which is included as a component of cost of products sold in the consolidated statement of operations. The Company is continuing to work with its insurers to evaluate the extent of the costs incurred under the property claim and to determine the extent of the insurance coverage for that damage.

Restructurings and Related Asset Impairments During the third quarter of 2006, the Company restructured its fresh-cut flowers division (“DFF”) to better focus on high-value products and flower varieties, and position the business unit for future growth. In connection with this restructuring, DFF ceased its farming operations in Ecuador, closed one farm in Colombia and will close another in Colombia in 2007, and downsized other Colombian farms. DFF expects to incur total costs of approximately $29.8 million related to this initiative, of which $7.2 million relates to cash restructuring costs and $22.6 million to non-cash impairment charges associated with the write-off of certain long-lived assets, intangible assets and inventory.

For the year ended December 30, 2006, total restructuring and impairment costs incurred amounted to approximately $6.4 million and $22.6 million, respectively. The $6.4 million of restructuring costs relate to approximately 1,700 employees who have been severed as of December 30, 2006 and another 800 that will be severed by the end of fiscal 2007. As of December 30, 2006, $4.3 million of restructuring costs had been paid. The $22.6 million charge relates to the impairment and write-off of the following assets: trade names ($4.9 million), deferred crop growing costs ($8.5 million), property, plant and equipment ($8.4 million), and inventory ($0.8 million). Of the $29 million total costs incurred during the year ended December 30, 2006, $24 million has been included in cost of products sold and $5 million in selling, marketing, and general and administrative expenses, in the consolidated statement of operations. The Company also currently estimates that an additional $0.8 million of land clearing costs and employee severance will be incurred and paid by the end of 2007.

During the first quarter of 2006, the commercial relationship substantially ended between the Company’s wholly-owned subsidiary, Saba Trading AB (“Saba”), and Saba’s largest customer. Saba is a leading importer and distributor of fruit, vegetables and flowers in Scandinavia. Saba’s financial results are included in the fresh fruit reporting segment. Other than the expected charges described below, the loss of this customer’s business is not expected to be material to the Company’s ongoing earnings. The Company restructured certain lines of Saba’s business and as a result, incurred $12.8 million of total related costs. Of the $12.8 million incurred during the year ended December 30, 2006, $9 million is included in cost of products sold and $3.8 million in selling, marketing, and general and administrative expenses in the consolidated statement of operations. Total restructuring costs include $9.9 million of employee severance costs which impacted 275 employees, $2.4 million of contractual lease obligations as well as $0.5 million of fixed asset write-offs. As of December 30, 2006, the remaining amounts of accrued employee severance costs and contractual lease obligations were $3.5 million and $1.1 million, respectively. The Company currently estimates that these remaining costs will be paid by the end of 2007. In addition, during the third quarter of 2006, Saba settled a contractual claim against this customer.

In connection with the Company’s ongoing farm optimization programs in Asia, approximately $6.7 million of crop-related costs were written-off during the third quarter of 2006. The $6.7 million non-cash charge has been included in cost of products sold in the consolidated statement of operations.

Supplemental Financial Information

The following financial information has been presented, as management believes that it is useful information to some readers of the Company’s Consolidated Financial Statements (in thousands):

	December 30,	December 31,
	2006	2005
	(In thousands)

Balance Sheet Data:
Total working capital (current assets less current liabilities)	$686,212	$534,663
Total assets	$4,607,994	$4,409,727
Total debt	$2,364,181	$2,027,257
Total shareholders’ equity	$335,212	$616,543

	Year	Year	Year
	Ended	Ended	Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
	(In thousands)

Other Financial Data:
Net income (loss)	$(88,983)	$44,096	$134,418
Income from discontinued operations, net of income taxes	(234)	(2,235)	(144)
Gain on disposal of discontinued operations, net of income taxes	(2,814)	—	—
Interest expense	174,715	142,452	152,503
Income taxes	19,995	44,356	25,530
Depreciation and amortization	148,700	149,134	144,411

EBITDA	$251,379	$377,803	$456,718
EBITDA margin	4.1%	6.5%	8.6%
Capital expenditures	$119,335	$146,306	$101,667

“EBITDA” is defined as earnings before interest expense, income taxes, and depreciation and amortization. EBITDA is calculated by adding interest expense, income taxes and depreciation and amortization to net income. In 2006 and 2005, EBIT is calculated by subtracting income from discontinued operations, net of income taxes and gain on disposal of discontinued operations, net of income taxes, and adding interest expense and income taxes to net income. EBITDA margin is defined as the ratio of EBITDA, as defined, relative to net revenues. EBITDA is reconciled to net income in the Consolidated Financial Statements in the tables above. EBITDA and EBITDA margin fluctuated primarily due to the same factors that impacted the changes in operating income and segment EBIT discussed earlier.

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

This Management’s Discussion and Analysis contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements, which are based on management’s assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by the use of terms such as “anticipate”, “will”, “expect”, “believe”, “should” or similar expressions. The potential risks and uncertainties that could cause the Company’s actual results to differ materially from those expressed or implied herein include weather-related phenomena; market responses to industry volume pressures; product and raw materials supplies and pricing; changes in interest and currency exchange rates; economic crises in developing countries; quotas, tariffs and other governmental actions and international conflict. Refer to “Disclosure Regarding Forward-Looking Statements” in Item 1A. of this Form 10-K for additional information concerning these matters.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a result of its global operating and financing activities, the Company is exposed to market risks including fluctuations in interest rates, fluctuations in foreign currency exchange rates and changes in commodity pricing.

The Company uses derivative instruments to hedge against fluctuations in interest rates, foreign currency exchange rate movements and bunker fuel prices. With the exception of the South African rand forward contracts, all of the Company’s derivative instruments have been designated as effective hedges of cash flows as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The fair value of all instruments designated as effective hedges of December 30, 2006 has been included as a component of accumulated other comprehensive loss in shareholders’ equity. The Company has not utilized derivatives for trading or other speculative purposes

Interest Rate Risk:  As a result of its normal borrowing and leasing activities, the Company’s operating results are exposed to fluctuations in interest rates. The Company has short-term and long-term debt with both fixed and variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date. Short-term debt also includes unsecured notes payable to banks and bank lines of credit used to finance working capital requirements. Long-term debt represents publicly held unsecured notes and debentures, as well as amounts outstanding under the Company’s senior secured credit facilities

Generally, the Company’s short-term debt is at variable interest rates, while its long-term debt, with the exception of amounts outstanding under the Company’s senior secured credit facilities and vessel lease obligations, is at fixed interest rates.

As of December 30, 2006, the Company had $1.11 billion of fixed-rate debt and $2.8 million of fixed-rate capital lease obligations with a combined weighted-average interest rate of 8.2% and a fair value of $1.05 billion. The Company currently estimates that a 100 basis point increase in prevailing market interest rates would decrease the fair value of its fixed-rate debt by approximately $35.5 million.

As of December 30, 2006, the Company had the following variable-rate arrangements: $1.17 billion of variable-rate debt with a weighted-average interest rate of 7.2% and $85.6 million of variable-rate capital lease obligations with a weighted-average interest rate of 5.1%. Interest expense under the majority of these arrangements is based on the London Interbank Offered Rate (“LIBOR”). The Company currently estimates that a 100 basis point increase in LIBOR would lower pretax income by $12.6 million.

As part of the Company’s strategy to manage the level of exposure to fluctuations in interest rates, the Company entered into an interest rate swap agreement that effectively converted $320 million of variable-rate term loan debt to a fixed-rate basis. The interest rate swap fixed the interest rate at 7.2%. The paying and receiving rates under the interest rate swap were 5.5% and 5.4% as of December 30, 2006. The fair value of the interest rate swap at December 30, 2006 was a liability of $6.4 million.

The Company also executed a cross currency swap to synthetically convert $320 million of term loan debt into Japanese yen denominated debt in order to effectively lower the U.S. dollar fixed interest rate of 7.2% to a Japanese yen interest rate of 3.6%. The fair value of the cross currency swap was an asset of $20.7 million at December 30, 2006.

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

The Company has significant sales denominated in Japanese yen as well as European sales denominated primarily in euro and Swedish krona. Product and shipping costs associated with a significant portion of these sales are U.S. dollar-denominated. In 2006, the Company had approximately $550 million of annual sales denominated in Japanese yen, $1.3 billion of annual sales denominated in euro, and $320 million of annual sales denominated in Swedish krona. If U.S. dollar exchange rates versus the Japanese yen, euro and Swedish krona during 2006 had remained unchanged from 2005, the Company’s revenues and operating income would have been higher by approximately $15 million and $11 million, respectively. In addition, the Company currently estimates that a 10% strengthening of the U.S. dollar relative to the Japanese yen, euro and Swedish krona would lower operating income by approximately $43 million, excluding the impact of foreign currency exchange hedges.

The Company sources the majority of its products in foreign locations and accordingly is exposed to changes in exchange rates between the U.S. dollar and currencies in these sourcing locations. The Company’s exposure to exchange rate fluctuations in these sourcing locations is partially mitigated by entering into U.S. dollar denominated contracts for third-party purchased product and most other major supply agreements, including shipping contracts. However, the Company is still exposed to those costs that are denominated in local currencies. The most significant production currencies to which the Company has exchange rate risk are the Colombian peso, Chilean peso, Thai baht, Philippine peso and South African rand. If U.S. dollar exchange rates versus these currencies during 2006 had remained unchanged from 2005, the Company’s operating income would have been higher by approximately $22 million. In addition, the Company currently estimates that a 10% weakening of the U.S. dollar relative to these currencies would lower operating income by approximately $54 million, excluding the impact of foreign currency exchange hedges.

At December 30, 2006, the Company had British pound sterling denominated capital lease obligations. The British pound sterling denominated capital lease of $85.6 million is owed by foreign subsidiaries whose functional currency is the U.S. dollar. Fluctuations in the British pound sterling to U.S. dollar exchange rate resulted in losses that were recognized through results of operations. In 2006, the Company recognized $10.6 million in unrealized foreign currency exchange losses related to the British pound sterling. The Company currently estimates that the weakening of the value of the U.S. dollar against the British pound sterling by 10% as it relates to the capital lease obligation would lower operating income by approximately $8.8 million.

Some of the Company’s divisions operate in functional currencies other than the U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity. Such translation resulted in unrealized losses of $17.6 million in 2006. The Company has historically not attempted to hedge this equity risk.

The ultimate impact of future changes to these and other foreign currency exchange rates on 2007 revenues, operating income, net income, equity and comprehensive income is not determinable at this time.

As part of its risk management strategy, the Company uses derivative instruments to hedge certain foreign currency exchange rate exposures. The Company’s objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings. The Company uses foreign currency exchange forward contracts and participating forward contracts to reduce its risk related to anticipated dollar equivalent foreign currency cash flows, specifically forecasted revenue transactions and forecasted operating expenses. Participating forwards are the combination of a put and call option, structured such that there is no premium payment, there is a guaranteed strike price, and the Company can benefit from positive foreign currency exchange movements on a portion of the notional amount.

At December 30, 2006, the Company’s foreign currency hedge portfolio was comprised of the following:

	Gross Notional Value			Unrecognized
	Participating			Gains	Average Strike		Settlement
	Forwards	Forwards	Total	(Losses)	Price		Year

Foreign Currency Hedges(Buy/Sell):
U.S Dollar/Japanese yen	$72,476	$73,950	$146,426	$2,873	JPY	114.5	2007
U.S Dollar/Euro	168,524	—	168,524	(1,046)	EUR	1.30	2007
U.S Dollar/Canadian Dollar	19,050	—	19,050	537	CAD	1.13	2007
Chilean peso/U.S. Dollar	9,609	9,323	18,932	95	CLP	532.1	2007
Colombian peso/U.S. Dollar	17,506	14,094	31,600	279	COP	2,269.7	2007
Philippine peso/U.S. Dollar	—	34,434	34,434	788	PHP	50.10	2007
Euro/South African Rand	—	5,388	5,388	—	EUR/ZAR	9.43	2007
South African Rand/Euro	—	5,388	5,388	—	EUR/ZAR	9.45	2007

Total	$287,165	$142,577	$429,742	$3,526

Commodity Sales Price Risk:  Commodity pricing exposures include the potential impacts of weather phenomena and their effect on industry volumes, prices, product quality and costs. The Company manages its exposure to commodity price risk primarily through its regular operating activities, however, significant commodity price fluctuations, particularly for bananas, pineapples and commodity vegetables could have a material impact on the Company’s results of operations.

Commodity Purchase Price Risk:  The Company uses a number of commodities in its operations including tinplate in its canned products, plastic resins in its fruit bowls, containerboard in its packaging containers and bunker fuel for its vessels. The Company is most exposed to market fluctuations in prices of containerboard and fuel. The Company currently estimates that a 10% increase in the price of containerboard would lower operating income by approximately $16.7 million and a 10% increase in the price of bunker fuel would lower operating income by approximately $11.7 million.

The Company enters into bunker fuel hedges to reduce its risk related to price fluctuations on anticipated bunker fuel purchases. At December 30, 2006, bunker fuel hedges had an aggregate outstanding notional amount of 129,300 metric tons. The fair value of the bunker fuel hedges at December 30, 2006 was a liability of $2.5 million.

Counterparty Risk:  The counterparties to the Company’s derivative instruments contracts consist of a number of major international financial institutions. The Company has established counterparty guidelines and regularly monitors its positions and the financial strength of these institutions. While counterparties to hedging contracts expose the Company to credit-related losses in the event of a counterparty’s non-performance, the risk would be limited to the unrealized gains on such affected contracts. The Company does not anticipate any such losses.

Item 8.	Financial Statements and Supplementary Data

I.	Index to Consolidated Financial Statements of Dole Food Company, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Dole Food Company, Inc.:

We have audited the accompanying consolidated balance sheets of Dole Food Company, Inc. and subsidiaries (the “Company”) as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 30, 2006, December 31, 2005, and January 1, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2006 and December 31, 2005, and the results of its operations and its cash flows for the years ended December 30, 2006, December 31, 2005, and January 1, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, the Company adopted, effective December 30, 2006, a new accounting standard for retirement benefits.

Deloitte & Touche LLP

Los Angeles, California
March 23, 2007

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

	2006	2005	2004
	(In thousands)

Revenues, net	$6,171,464	$5,826,785	$5,284,731
Cost of products sold	5,632,278	5,142,028	4,545,894

Gross margin	539,186	684,757	738,837
Selling, marketing and general and administrative expenses	453,567	460,166	422,131

Operating income	85,619	224,591	316,706
Other income (expense), net	15,176	(5,353)	(8,737)
Interest income	7,240	6,049	4,207
Interest expense	174,715	142,452	152,503

Income (loss) from continuing operations before income taxes, minority interest expense and equity earnings	(66,680)	82,835	159,673
Income taxes	19,995	44,356	25,530
Minority interest expense, net of income taxes	5,533	3,244	10,200
Equity in earnings of unconsolidated subsidiaries, net of income taxes	(177)	(6,626)	(10,331)

Income (loss) from continuing operations, net of income taxes	(92,031)	41,861	134,274
Income from discontinued operations, net of income taxes	234	2,235	144
Gain on disposal of discontinued operations, net of income taxes	2,814	—	—

Net income (loss)	$(88,983)	$44,096	$134,418

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
As of December 30, 2006 and December 31, 2005

	2006	2005
	(In thousands,
	except share data)

ASSETS
Cash and cash equivalents	$92,414	$48,812
Receivables, net of allowances of $62,632 and $58,585, respectively	745,730	637,636
Inventories	661,552	623,497
Prepaid expenses	65,388	58,864
Deferred income tax assets	66,606	34,756
Assets held for sale	31,588	—

Total current assets	1,663,278	1,403,565
Investments	62,736	76,753
Property, plant and equipment, net of accumulated depreciation of $840,891 and $705,115, respectively	1,461,961	1,508,597
Goodwill	545,740	540,280
Intangible assets, net	726,689	726,700
Other assets, net	147,590	153,832

Total assets	$4,607,994	$4,409,727

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$454,685	$411,451
Accrued liabilities	473,797	431,037
Current portion of long-term debt	14,455	25,020
Notes payable	34,129	1,394

Total current liabilities	977,066	868,902
Long-term debt	2,315,597	2,000,843
Deferred income tax liabilities	346,595	355,647
Other long-term liabilities	608,191	546,305
Minority interests	25,333	21,487
Commitments and contingencies (Notes 15 and 17)
Shareholders’ equity
Common stock — $0.001 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	409,032	440,032
Retained earnings (deficit)	(59,683)	192,991
Accumulated other comprehensive loss	(14,137)	(16,480)

Total shareholders’ equity	335,212	616,543

Total liabilities and shareholders’ equity	$4,607,994	$4,409,727

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

	2006	2005	2004
	(In thousands)

Operating Activities
Net income (loss)	$(88,983)	$44,096	$134,418
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	149,347	149,809	144,993
Purchase accounting step-up of inventory	—	—	4,181
Foreign currency exchange (gains) losses	(10,671)	(41,503)	9,567
Asset write-offs, impairments and net (gain) loss on sale of assets	20,760	(8,214)	(6,065)
Minority interests and equity earnings, net	5,356	(3,382)	(131)
Amortization of debt issuance costs	4,411	5,919	8,871
Write-off of debt issuance costs	8,133	10,722	2,656
Provision for deferred income taxes	(23,151)	(31,918)	(1,599)
Pension and other postretirement benefit plan expense	15,383	19,760	21,323
Loss on early retirement of debt	—	33,047	—
Other	2,062	3,799	2,789
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables	(49,665)	(41,837)	(27,067)
Inventories	(47,859)	(120,342)	(50,136)
Prepaid expenses and other assets	(1,993)	(18,400)	(1,100)
Accounts payable	(4,613)	76,218	26,770
Accrued liabilities	25,445	(18,342)	(49,394)
Other long-term liabilities	11,959	13,157	(2,684)

Cash flow provided by operating activities	15,921	72,589	217,392
Investing Activities
Proceeds from sales of assets	14,963	11,729	11,435
Proceeds from sales of investments and businesses, net of cash disposed	16,310	7,402	—
Acquisitions and investments, net of cash acquired	(22,950)	(51,460)	(189,691)
Capital additions	(125,056)	(131,495)	(101,667)
Repurchase of common stock in going-private merger transaction	(267)	(499)	(1,300)
Transaction costs paid in going-private merger transaction	—	—	(361)

Cash flow used in investing activities	(117,000)	(164,323)	(281,584)
Financing Activities
Short-term debt borrowings	101,381	18,183	57,201
Short-term debt repayments	(52,872)	(26,616)	(35,261)
Long-term debt borrowings, net of debt issuance costs	2,260,545	1,575,869	606,070
Long-term debt repayments	(1,969,698)	(1,417,413)	(594,838)
Capital contribution from parent	28,390	—	100,000
Return of capital to parent	(59,390)	—	—
Dividends paid to minority shareholders	(1,833)	(2,836)	(5,601)
Dividends paid to parent	(163,691)	(77,250)	(20,000)

Cash flow provided by financing activities	142,832	69,937	107,571

Effect of foreign currency exchange rate changes on cash	1,849	(8,608)	2,356

Increase (decrease) in cash and cash equivalents	43,602	(30,405)	45,735
Cash and cash equivalents at beginning of period	48,812	79,217	33,482

Cash and cash equivalents at end of period	$92,414	$48,812	$79,217

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued
For the Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

Supplemental cash flow information

At December 30, 2006 and December 31, 2005, accounts payable included approximately $18 million and $23.7 million, respectively, for capital expenditures.

The consolidated statement of cash flows for the year ended January 1, 2005 excludes a $6.3 million non-cash dividend of land to Dole Holding Company, LLC. Refer to Note 13 for additional details.

Income tax payments, net of refunds, for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 were $25.7 million, $42.2 million and $(0.3) million, respectively.

Interest payments on borrowings totaled $159.5 million, $142.8 million and $141.2 million during the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

					Accumulated Other
					Comprehensive Income (Loss)
	Common		Additional	Retained	Pension & Other	Cumulative	Unrealized	Total
	Shares	Common	Paid-In	Earnings	Post-retirement	Translation	Gains (Losses)	Shareholders’	Comprehensive
	Outstanding	Stock	Capital	(Deficit)	Benefits	Adjustment	on Hedges	Equity	Income (Loss)
					(In thousands)

Balance at January 3, 2004	1	$—	$340,032	$118,033	$(3,845)	$18,609	$(16,401)	$456,428	$44,536

Net income	—	—	—	134,418	—	—	—	134,418	$134,418
Unrealized foreign currency translation and hedging gains	—	—	—	—	—	16,354	5,018	21,372	21,372
Reclassification of realized losses to net income	—	—	—	—	—	—	11,582	11,582	11,582
Additional minimum pension liability	—	—	—	—	(19,621)	—	—	(19,621)	(19,621)
Cash dividends	—	—	—	(20,000)	—	—	—	(20,000)	—
Non-cash dividends	—	—	—	(6,306)	—	—	—	(6,306)	—
Capital contribution by Dole Holding Company, LLC	—	—	100,000	—	—	—	—	100,000	—

Balance at January 1, 2005	1	$—	$440,032	$226,145	$(23,466)	$34,963	$199	$677,873	$147,751

Net income	—	—	—	44,096	—	—	—	44,096	$44,096
Unrealized foreign currency translation and hedging gains (losses)	—	—	—	—	—	(31,530)	5,465	(26,065)	(26,065)
Reclassification of realized gains to net income	—	—	—	—	—	—	(2,842)	(2,842)	(2,842)
Additional minimum pension liability	—	—	—	—	731	—	—	731	731
Cash dividends	—	—	—	(77,250)	—	—	—	(77,250)	—

Balance at December 31, 2005	1	$—	$440,032	$192,991	$(22,735)	$3,433	$2,822	$616,543	$15,920

Net loss	—	—	—	(88,983)	—	—	—	(88,983)	$(88,983)
Unrealized foreign currency translation and hedging gains (losses)	—	—	—	—	—	17,557	(3,965)	13,592	13,592
Reclassification of realized gains to net loss	—	—	—	—	—	—	(3,204)	(3,204)	(3,204)
Additional minimum pension liability	—	—	—	—	(4,799)	—	—	(4,799)	(4,799)
Adjustment to adopt FAS 158, net of tax	—	—	—	—	(3,246)	—	—	(3,246)	—
Cash dividends	—	—	—	(163,691)	—	—	—	(163,691)	—
Capital contribution from parent	—	—	28,390	—	—	—	—	28,390	—
Return of capital to parent	—	—	(59,390)	—	—	—	—	(59,390)	—

Balance at December 30, 2006	1	$—	$409,032	$(59,683)	$(30,780)	$20,990	$(4,347)	$335,212	$(83,394)

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

Annual Closing Date:  The Company’s fiscal year ends on the Saturday closest to December 31. The fiscal years 2006, 2005 and 2004 ended on December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

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

Shipping and Handling Costs:  Amounts billed to third-party customers for shipping and handling are included as a component of revenue. Shipping and handling costs incurred are included as a component of cost of products sold and represent costs incurred by the Company to ship product from the sourcing locations to the end consumer markets.

Marketing and Advertising Costs:  Marketing and advertising costs, which include media, production and other promotional costs, are generally expensed in the period in which the marketing or advertising first takes place. In limited circumstances, the Company capitalizes payments related to the right to stock products in customer outlets or to provide funding for various merchandising programs over a specified contractual period. In such cases,

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

the Company amortizes the costs over the life of the underlying contract. The amortization of these costs, as well as the cost of other marketing and advertising arrangements with customers, are classified as a reduction in revenue. Advertising and marketing costs, included in selling, marketing and general and administrative expenses, amounted to $70.6 million, $71.3 million and $62.1 million during the years ended December 30, 2006, December 31, 2005 and January 1, 2005.

Research and Development Costs:  Research and development costs are expensed as incurred. Research and development costs were not material for the years ended December 30, 2006, December 31, 2005 and January 1, 2005.

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

Grower Advances:  The Company makes advances to third-party growers primarily in Latin America and Asia for various farming needs. Some of these advances are secured with property or other collateral owned by the growers. The Company monitors these receivables on a regular basis and records an allowance for these grower receivables based on estimates of the growers’ ability to repay advances and the fair value of the collateral. Grower advances are stated at the gross advance amount less allowances for potentially uncollectible balances.

Inventories:  Inventories are valued at the lower of cost or market. Costs related to certain packaged foods products are determined using the average cost basis. Costs related to other inventory categories, including fresh fruit, vegetables and flowers, are determined on the first-in, first-out basis. Specific identification and average cost methods are also used primarily for certain packing materials and operating supplies.

Investments:  Investments in affiliates and joint ventures with ownership of 20% to 50% are recorded on the equity method, provided the Company has the ability to exercise significant influence. All other non-consolidated investments are accounted for using the cost method. At December 30, 2006 and December 31, 2005, substantially all of the Company’s investments have been accounted for under the equity method.

Property, Plant and Equipment:  Property, plant and equipment is stated at cost plus the fair value of asset retirement obligations, if any, less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of these assets. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of recoverability is required, the estimated undiscounted future cash flows directly associated with the asset are compared to the asset’s carrying amount. If this comparison indicates that there is an impairment, the amount of the impairment is calculated by comparing the carrying value to discounted expected future cash flows or comparable market values, depending on the nature of the asset. All long-lived assets, for which management has committed itself to a plan of disposal by sale, are reported at the lower of carrying amount or fair value less cost to sell. Long-lived assets to be disposed of other than by sale are classified as held and used until the date of disposal. Routine maintenance and repairs are charged to expense as incurred.

Goodwill and Intangibles:  Goodwill represents the excess cost of a business acquisition over the fair value of the net identifiable assets acquired. Goodwill and indefinite-lived intangible assets are reviewed for impairment annually, or more frequently if certain impairment indicators arise. Goodwill is allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. Fair values for goodwill

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

and indefinite-lived intangible assets are determined based on discounted cash flows, market multiples or appraised values, as appropriate.

The Company’s indefinite-lived intangible asset, consisting of the DOLE brand, is considered to have an indefinite life because it is expected to generate cash flows indefinitely and as such is not amortized. The Company’s intangible assets with a definite life consist primarily of customer relationships. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful life. The weighted average useful life of the Company’s customer relationships is 11 years.

Concentration of Credit Risk:  Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash equivalents, derivative contracts, grower advances and trade receivables. The Company maintains its temporary cash investments with high quality financial institutions, which are invested primarily in short-term U.S. government instruments and certificates of deposit. The counterparties to the Company’s derivative contracts are major financial institutions. Grower advances are principally with farming enterprises located throughout Latin America and Asia and are secured by the underlying crop harvests. Credit risk related to trade receivables is mitigated due to the large number of customers dispersed worldwide. To reduce credit risk, the Company performs periodic credit evaluations of its customers but does not generally require advance payments or collateral. Additionally, the Company maintains allowances for credit losses. No individual customer accounted for greater than 10% of the Company’s revenues during the years ended December 30, 2006, December 31, 2005 and January 1, 2005. No individual customer accounted for greater than 10% of accounts receivable as of December 30, 2006 or December 31, 2005.

Fair Value of Financial Instruments:  The Company’s financial instruments are primarily composed of short-term trade and grower receivables, trade payables, notes receivable and notes payable, as well as long-term grower receivables, capital lease obligations, term loans, revolving credit facilities, notes and debentures. For short-term instruments, the carrying amount approximates fair value because of the short maturity of these instruments. For the other long-term financial instruments, excluding the Company’s unsecured notes and debentures, and term loans, the carrying amount approximates the fair value since they bear interest at variable rates or fixed rates which approximate market. Based on these assumptions, with the exception of the Company’s notes and debentures, management believes the fair market values of the Company’s financial instruments are not materially different from their recorded amounts as of December 30, 2006 and December 31, 2005.

The Company estimates the fair value of its unsecured notes and debentures based on current quoted market prices. The estimated fair value of these unsecured notes and debentures (face value of $1.11 billion in both 2006 and 2005) was approximately $1.05 billion and $1.11 billion as of December 30, 2006 and December 31, 2005, respectively. The term loans are traded between institutional investors on the secondary loan market, and the fair values of the term loans are based on the last available trading price. At December 30, 2006 and December 31, 2005, the carrying value of the Company’s term loans approximated the fair value.

The Company also holds derivative instruments to hedge against foreign currency exchange, fuel pricing and interest rate movements. The Company’s derivative financial instruments are recorded at fair value (Refer to Note 16 for additional information). The Company estimates the fair values of its derivatives based on quoted market prices or pricing models using current market rates.

Foreign Currency Exchange:  For subsidiaries with transactions that are denominated in a currency other than the functional currency, the net foreign currency exchange transaction gains or losses resulting from the translation of monetary assets and liabilities to the functional currency are included in determining net income. Net foreign currency exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar are recorded as a part of cumulative translation adjustment in shareholders’ equity. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term-investment nature (i.e., settlement is not planned or anticipated in the foreseeable future) are also recorded in cumulative translation adjustment in shareholders’ equity.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Leases:  The Company leases fixed assets for use in operations where leasing offers advantages of operating flexibility and is less expensive than alternative types of funding. The Company also leases land in countries where land ownership by foreign entities is restricted. The Company’s leases are evaluated at inception or at any subsequent modification and, depending on the lease terms, are classified as either capital leases or operating leases, as appropriate under Statement of Financial Accounting Standards No. 13, Accounting for Leases. The majority of the Company’s leases are classified as operating leases. The Company’s principal operating leases are for land and machinery and equipment. The Company’s capitalized leases primarily consist of two vessel leases. The Company’s decision to exercise renewal options is primarily dependent on the level of business conducted at the location and the profitability thereof. The Company’s leasehold improvements were not significant at December 30, 2006 and December 31, 2005.

Guarantees:  The Company makes guarantees as part of its normal business activities. These guarantees include guarantees of the indebtedness of some of its key fruit suppliers and other entities integral to the Company’s operations, as well as minimum price guarantees and guarantees of minimum volume purchases.

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, on a prospective basis for all guarantees issued or modified after December 31, 2002. Following the adoption of FIN 45, at the inception of any new guarantee, the Company recognizes a liability equal to the fair value of the guarantee. The fair value of the guarantee is generally determined by calculating a probability-weighted present value of expected cash flows. The liability is generally reduced ratably over the term of the guarantee. Depending on the nature of the underlying arrangement the offsetting entry is either expensed or deferred and amortized. The Company has not historically experienced any significant losses associated with these guarantees. Liabilities relating to guarantees were not material at December 30, 2006 and December 31, 2005.

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

Reclassifications:  Certain prior year amounts have been reclassified to conform with the 2006 presentation. These reclassifications had no impact on previously reported net income or shareholders’ equity.

Recently Adopted Accounting Pronouncements

During September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not materially impact the Company’s financial position or results of operations.

During September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The standard also requires an employer to measure the funded status as of the date of its year-end statement of financial position. The Company has early adopted the provisions of FAS 158 effective December 30, 2006. Refer to Note 12 — Employee Benefit Plans for additional disclosures required by FAS 158 and the effects of adoption.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115 (FAS 159). FAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. The Company is required to adopt FAS 159 for the first fiscal year beginning after November 15, 2007. The Company does not expect that the implementation FAS 159 will have a material effect on the Company’s results of operations or financial position.

During September 2006, the FASB issued FASB Staff Position AUG AIR-1, Accounting For Planned Major Maintenance Activities (“FSP”), which eliminates the acceptability of the accrue-in-advance method of accounting for planned major maintenance activities. As a result, there are three alternative methods of accounting for planned major maintenance activities: direct expense, built-in-overhaul or deferral. The guidance in this FSP is effective for the Company at the beginning of fiscal 2007 and requires retrospective application for all financial statements presented. The Company has been accruing for planned major maintenance activities associated with its vessel fleet under the accrue-in-advance method. The Company will adopt the deferral method of accounting for planned major maintenance activities associated with its vessel fleet, beginning in 2007. When adopted in fiscal 2007, the impact of the adoption of this FSP will increase retained earnings as of the beginning of fiscal years 2006 and 2005 by approximately $5.9 million and $6.5 million, respectively. Net income will also decrease for the years ended December 30, 2006 and December 31, 2005 by approximately $0.6 million and $0.5 million, respectively. Net income for the year ended January 1, 2005 will increase by approximately $0.5 million.

During September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. FAS 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy as defined in the standard. FAS 157 is effective for the Company at the beginning of fiscal 2008 and will be applied on a prospective basis. The Company is currently evaluating the impact, if any, the adoption of FAS 157 will have on its financial position and results of operations.

During June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. FIN 48 is effective as of January 1, 2007 and the cumulative effects of applying FIN 48 will be recorded as an adjustment to retained earnings as of January 1, 2007. The Company is currently in the process of determining the impact the adoption of FIN 48 will have on its financial position and results of operations.

Note 3 — Business Dispositions

During the fourth quarter of 2006, the Company completed the sale of its Pacific Coast Truck Center (“Pac Truck”) business for $20.7 million. The Pac Truck business consisted of a full service truck dealership that provided medium and heavy-duty trucks to customers in the Pacific Northwest region. The Company received $15.3 million of net proceeds from the sale after the assumption of $5.4 million of debt and realized a gain of approximately $2.8 million on the sale, net of income taxes of $2 million. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), the disposition of Pac Truck qualified for discontinued operations treatment. Accordingly, the historical results of operations of this business have been reclassified for all periods presented. Pursuant to FAS 144, the consolidated balance sheet and consolidated statement of cash flows do not reflect the reclassification of Pac Truck as a discontinued operation.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The operating results of Pac Truck for fiscal 2006, 2005 and 2004, which were included in the “Other” operating segment, are reported in the following table:

	2006	2005	2004
	(In thousands)

Revenues	$47,851	$43,826	$31,471
Income before income taxes	$397	$355	$105
Income taxes	$163	$164	$(39)
Income from discontinued operations, net of income taxes	$234	$191	$144
Gain on disposal of discontinued operations, net of income taxes of $2 million	$2,814	—	—

During the fourth quarter of 2005, the Company resolved a contingency related to the sale of Cervecería Hondureña, S.A., a Honduran corporation principally engaged in the beverage business in Honduras, which occurred in 2001. As a result, the Company realized income of $2 million, net of income taxes of $1.4 million. The income has been recorded as income from discontinued operations in the Company’s consolidated statement of operations for the year ended December 31, 2005. In addition, the Company recorded $4.8 million in income from continuing operations related to the collection of a fully reserved receivable balance and interest income.

Note 4 — Business Acquisitions

Jamaica Producers Group, Ltd.

On October 3, 2006, Jamaica Producers Group Ltd.  (“JPG”) accepted the Company’s offer to purchase from JPG the 65% of JP Fruit Distributors Limited (renamed JP Fruit Limited) that the Company did not already own for $42.5 million in cash. JP Fruit imports and sells fresh produce in the United Kingdom. The acquisition of JP Fruit allows the Company to strengthen its penetration of the fresh produce market in the United Kingdom and the Republic of Ireland. The transaction closed during the fourth quarter of 2006. The acquisition resulted in goodwill of $24 million, which is included in the Company’s fresh fruit segment. Expected geographical synergies arising from this widening of the existing Dole network in Europe as well as the ability to leverage the Company’s tradition of top quality produce and exceptional service in these markets contributed to a purchase price that resulted in the recognition of goodwill. The results of operations for JP Fruit have been included in the Company’s consolidated results of operations from October 6, 2006, the effective date of acquisition. The Company is considering expressions of interest by potential partners with respect to the ownership and operation of JP Fruit.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The following table represents the final values attributed to the assets acquired and liabilities assumed as of the date of the acquisition. These values include the historical values attributable to the Company’s predecessor basis (in thousands):

Total purchase price, including transaction expenses	$42,500

Current assets	$58,280
Property, plant and equipment	19,060
Intangible assets	9,898
Goodwill	24,035
Other assets	3,797

Total assets acquired	115,070
Current liabilities	35,878
Other long-term liabilities	16,911

Total liabilities assumed	52,789

Net assets	62,281
Less: Historical net assets attributable to predecessor basis	10,125
Less: Goodwill attributable to predecessor basis	9,656

Net assets acquired	$42,500

The fair values of the property, plant and equipment and intangible assets acquired were based on third-party appraisals.

The $9.9 million allocated to intangible assets is a valuation of customer relationships with finite lives. These customer relationships will be amortized over approximately 15 years.

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

Wood Holdings, Inc.

In June 2004, the Company acquired all of the outstanding capital stock of Wood Holdings, Inc. (renamed Dole Packaged Frozen Foods, Inc.), a privately held frozen fruit producer and manufacturer. The total purchase price, including transaction expenses, was $174.3 million in cash. The acquisition resulted in goodwill of $47.8 million, which has been included in the Company’s packaged foods segment and is fully deductible for

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

tax purposes over a 15-year period. The results of operations for Dole Packaged Frozen Foods, Inc. have been included in the Company’s consolidated results of operations from June 8, 2004, the effective date of acquisition.

Pro forma financial information for the above acquisitions is not presented, as it is not material.

Note 5 —	Restructurings and Related Asset Impairments

During the third quarter of 2006, the Company restructured its fresh-cut flowers division (“DFF”) to better focus on high-value products and flower varieties, and position the business unit for future growth. In connection with this restructuring, DFF ceased its farming operations in Ecuador, closed one farm in Colombia and will close another in Colombia in 2007, and downsized other Colombian farms. DFF expects to incur total costs of approximately $29.8 million related to this initiative, of which $7.2 million relates to cash restructuring costs and $22.6 million to non-cash impairment charges associated with the write-off of certain long-lived assets, intangible assets and inventory.

For the year ended December 30, 2006, total restructuring and impairment costs incurred amounted to approximately $6.4 million and $22.6 million, respectively. The $6.4 million of restructuring costs relate to approximately 1,700 employees who have been severed as of December 30, 2006 and another 800 that will be severed by the end of fiscal 2007. As of December 30, 2006, $4.3 million of restructuring costs had been paid. The $22.6 million charge relates to the impairment and write-off of the following assets: trade names ($4.9 million), deferred crop growing costs ($8.5 million), property, plant and equipment ($8.4 million), and inventory ($0.8 million). Of the $29 million total costs incurred during the year ended December 30, 2006, $24 million has been included in cost of products sold and $5 million in selling, marketing, and general and administrative expenses, in the consolidated statement of operations. The Company also currently estimates that an additional $0.8 million of land clearing costs and employee severance will be incurred and paid by the end of 2007.

During the first quarter of 2006, the commercial relationship substantially ended between the Company’s wholly- owned subsidiary, Saba Trading AB (“Saba”), and Saba’s largest customer. Saba is a leading importer and distributor of fruit, vegetables and flowers in Scandinavia. Saba’s financial results are included in the fresh fruit reporting segment. Other than the expected charges described below, the loss of this customer’s business is not expected to be material to the Company’s ongoing earnings. The Company restructured certain lines of Saba’s business and as a result, incurred $12.8 million of total related costs. Of the $12.8 million incurred during the year ended December 30, 2006, $9 million is included in cost of products sold and $3.8 million in selling, marketing, and general and administrative expenses in the consolidated statement of operations. Total restructuring costs include $9.9 million of employee severance costs which impacted 275 employees, $2.4 million of contractual lease obligations as well as $0.5 million of fixed asset write-offs. As of December 30, 2006, the remaining amounts of accrued employee severance costs and contractual lease obligations were $3.5 million and $1.1 million, respectively. The Company currently estimates that these remaining costs will be paid by the end of 2007. In addition, during the third quarter of 2006, Saba settled a contractual claim against this customer.

In connection with the Company’s ongoing farm optimization programs in Asia, approximately $6.7 million of crop-related costs were written-off during the third quarter of 2006. The $6.7 million non-cash charge has been included in cost of products sold in the consolidated statement of operations.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 6 —	Income Taxes

Income tax expense (benefit) was as follows (in thousands):

	2006	2005	2004

Current
Federal, state and local	$27,626	$52,020	$13,373
Foreign	17,637	25,838	13,717

	45,263	77,858	27,090

Deferred
Federal, state and local	(19,611)	(17,506)	(909)
Foreign	(5,657)	(15,996)	(651)

	(25,268)	(33,502)	(1,560)

	$19,995	$44,356	$25,530

Pretax earnings attributable to foreign operations were $30.7 million, $199.2 million and $203.1 million for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively. Undistributed earnings of foreign subsidiaries, which are intended to be indefinitely invested, totaled $2 billion at December 30, 2006. Other than the repatriation discussed below, it is currently not practicable to estimate the tax liability that might be payable if these foreign earnings were repatriated.

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

Income tax expense for the year ended December 30, 2006 was $20 million, which reflects the Company’s effective tax rate of (30%) for the 2006 fiscal year.

The Company’s reported income tax expense on continuing operations differed from the expense calculated using the U.S. federal statutory tax rate for the following reasons (in thousands):

		Year	Year
	Year Ended	Ended	Ended
	December 30,	December 31,	January 1,
	2006	2005	2005

Expense computed at U.S. federal statutory income tax rate of 35%	$(23,338)	$28,992	$55,885
Repatriation of certain foreign earnings	—	37,772	—
Foreign income taxed at different rates	36,078	(39,766)	(38,289)
State and local income tax, net of federal income tax expense (benefit)	(2,212)	(2,028)	945
Valuation allowances	13,848	19,522	7,557
Permanent items and other	(4,381)	(136)	(568)

Reported income tax expense	$19,995	$44,356	$25,530

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Deferred tax assets (liabilities) comprised the following (in thousands):

	December 30,	December 31,
	2006	2005

Intangibles	$(277,955)	$(273,641)
Property, plant and equipment	(171,616)	(179,784)
Inventory valuation methods	7,706	3,926
Postretirement benefits	67,600	46,079
Operating accruals	100,145	96,576
Tax credit carryforwards	20,641	18,913
Net operating/capital loss carryforwards	148,056	136,944
Valuation allowances	(170,800)	(165,051)
Other, net	(3,766)	(4,853)

	$(279,989)	$(320,891)

The Company has gross federal, state and foreign net operating loss carryforwards of $136.7 million, $1.1 billion and $163.9 million, respectively, at December 30, 2006. In addition, the Company has a gross U.S. capital loss carryover of $4.5 million at December 30, 2006. The Company has recorded deferred tax assets of $47.8 million for federal net operating loss carryforwards, which, if unused, will expire between 2023 and 2025. The Company has recorded deferred tax assets of $49.4 million for state net operating loss carryforwards, which, if unused, will start to expire in 2007. The Company has recorded deferred tax assets of $49 million for foreign net operating loss carryforwards which are subject to varying expiration rules. The Company has recorded a deferred tax asset of $1.8 million for its U.S. capital loss carryover, which, if unused, will expire in 2010. Tax credit carryforwards of $20.6 million include foreign tax credit carryforwards of $18.4 million which will expire in 2011, U.S. general business credit carryforwards of $0.2 million which expire between 2023 and 2025, and state tax credit carryforwards of $2.0 million with varying expiration dates. The Company has recorded a U.S. deferred tax asset of $21.5 million for disallowed interest expense which, although subject to certain limitations, can be carried forward indefinitely.

A valuation allowance has been established to offset foreign tax credit carryforwards, state net operating and capital loss carryforwards, certain foreign net operating loss carryforwards, and certain other deferred tax assets in foreign jurisdictions. The Company has deemed it more likely than not that future taxable income in the relevant taxing jurisdictions will be insufficient to realize the related income tax benefits for these assets.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Total deferred tax assets and deferred tax liabilities were as follows (in thousands):

	December 30,	December 31,
	2006	2005

Deferred tax assets	$541,594	$525,223
Deferred tax asset valuation allowance	(170,800)	(165,051)

	370,794	360,172
Deferred tax liabilities	(650,783)	(681,063)

Net deferred tax liabilities	$(279,989)	$(320,891)

Current deferred tax assets consist of:
Deferred tax assets, net of valuation allowance	$88,853	$48,541
Deferred tax liabilities	(22,247)	(13,785)

Net current deferred tax assets	66,606	34,756
Non-current deferred tax liabilities consist of:
Deferred tax assets, net of valuation allowance	281,941	311,631
Deferred tax liabilities	(628,536)	(667,278)

Net non-current deferred tax liabilities	(346,595)	(355,647)

Net deferred tax liabilities	$(279,989)	$(320,891)

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 7 —	Details of Certain Assets and Liabilities

Details of receivables and inventories were as follows (in thousands):

	December 30,	December 31,
	2006	2005

Receivables
Trade	$654,785	$562,232
Notes and other	122,994	101,839
Grower advances	29,706	32,150
Income tax refund	877	—

	808,362	696,221
Allowance for doubtful accounts	(62,632)	(58,585)

	$745,730	$637,636

Inventories
Finished products	$322,122	$290,593
Raw materials and work in progress	132,047	145,146
Crop-growing costs	151,533	139,271
Operating supplies and other	55,850	48,487

	$661,552	$623,497

Accounts payable consists primarily of trade payables.

Accrued liabilities included the following (in thousands):

	December 30,	December 31,
	2006	2005

Employee-related costs and benefits	$130,875	$124,067
Amounts due to growers	107,478	91,370
Marketing and advertising	61,322	61,180
Shipping related costs	50,474	43,080
Materials and supplies	26,445	26,673
Other	97,203	84,667

	$473,797	$431,037

Remaining amounts included in other accrued liabilities shown above are comprised of individually insignificant operating accruals.

Other long-term liabilities were as follows (in thousands):

	December 30,	December 31,
	2006	2005

Accrued postretirement and other employee benefits	$258,319	$233,736
Accrued income taxes	279,802	254,487
Other	70,070	58,082

	$608,191	$546,305

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 8 —	Assets Held for Sale

During 2006, the Company began a review of its non-core assets with the intention to dispose of those that fell outside of the Company’s future strategic direction or that did not meet internal economic return criteria. As a result, the Company is in the process of selling certain long-lived assets, mainly land parcels located in central California. In accordance with FAS 144, the Company has reclassified these assets as held for sale.

Total assets held for sale by segment were are follows:

December 30,
2006
(In thousands)

Assets held for sale by segment:
Fresh fruit	$28,337
Fresh vegetables	3,251

Total assets held for sale	$31,588

At December 30, 2006, included in the Company’s consolidated balance sheet are $31.6 million of assets held for sale related to property, plant and equipment, net of accumulated depreciation and $5.2 million related to accounts payable.

Note 9 —	Property, Plant and Equipment

Major classes of property, plant and equipment were as follows (in thousands):

	December 30,	December 31,
	2006	2005

Land and land improvements	$754,051	$750,913
Buildings and leasehold improvements	430,715	395,240
Machinery and equipment	698,051	637,224
Vessels and containers	231,640	233,413
Vessels and equipment under capital leases	96,460	94,045
Construction in progress	91,935	102,877

	2,302,852	2,213,712
Accumulated depreciation	(840,891)	(705,115)

	$1,461,961	$1,508,597

Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets as follows:

Years

Land improvements	5 to 40
Buildings and leasehold improvements	3 to 50
Machinery and equipment	2 to 35
Vessels and containers	3 to 20
Vessels and equipment under capital leases	Shorter of useful life or life of lease

Depreciation expense for property, plant and equipment totaled $144.2 million, $137.9 million and $133.3 million for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 10 —	Goodwill and Intangible Assets

Goodwill has been allocated to the Company’s reporting segments as follows (in thousands):

		Fresh	Packaged	Fresh-cut
	Fresh Fruit	Vegetables	Foods	Flowers	Other	Total

Balance as of January 1, 2005	$375,676	$97,663	$63,526	$—	$—	$536,865
Additions	603	185	2,527	—	—	3,315
Tax-related adjustments	76	20	4	—	—	100

Balance as of December 31, 2005	$376,355	$97,868	$66,057	$—	$—	$540,280

Additions	24,035	—	—	—	—	24,035
Tax-related adjustments	(13,765)	(3,994)	(816)	—	—	(18,575)

Balance as of December 30, 2006	$386,625	$93,874	$65,241	$—	$—	$545,740

The additions to goodwill during the year ended December 30, 2006 relate to the acquisition of JPFD. Refer to Note 4 — Business Acquisitions for further details.

The additions to goodwill during the year ended December 31, 2005 relate primarily to a purchase price adjustment associated with the 2004 acquisition of Dole Packaged Frozen Foods. The purchase price adjustment is attributable to a change in the expected reimbursement of certain tax liabilities payable to the selling shareholders as a result of the transaction.

The tax-related adjustments result from changes to deductible temporary differences, operating loss or tax credit carryforwards and contingencies that existed at the time of the going-private merger transaction. Included in these tax-related adjustments is approximately $17.5 million of deferred tax assets established during 2006 that should have been established at the date of the going-private merger transaction.

Details of the Company’s intangible assets were as follows (in thousands):

	December 30,	December 31,
	2006	2005

Amortized intangible assets:
Customer relationships	$48,298	$38,501
Other amortized intangible assets	8,796	9,064

	57,094	47,565
Accumulated amortization — customer relationships	(13,056)	(9,219)
Other accumulated amortization	(6,964)	(6,164)

Accumulated amortization — intangible assets	(20,020)	(15,383)

Intangible assets, net	37,074	32,182
Indefinite-lived intangible assets:
Trademark and trade names	689,615	694,518

Total identifiable intangible assets, net	$726,689	$726,700

Amortization expense of identifiable intangibles totaled $4.5 million, $11.9 million and $11.6 million for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively. Estimated remaining

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

amortization expense associated with the Company’s identifiable intangible assets in each of the next five fiscal years is as follows (in thousands):

Fiscal Year	Amount

2007	$4,378
2008	4,378
2009	4,378
2010	4,378
2011	4,378

The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, during the second quarter of fiscal 2006. This review indicated no impairment to goodwill or any of the Company’s indefinite-lived intangible assets.

During the third quarter of 2006, the Company restructured its fresh-cut flowers business. Due to indicators of impairment, the Company performed a two-step impairment test in accordance with FAS 144. As a result, the Company determined that the fresh-cut flowers indefinite-lived trade names were fully impaired and recorded an impairment charge of $4.9 million which is included in selling, marketing and general and administrative expenses in the consolidated statement of operations. Additionally, the Company identified certain other impairments of long-lived assets as a result of this impairment test. See Note 5 for a discussion of the fresh-cut flowers restructuring and asset impairments.

Note 11 —	Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following amounts (in thousands):

	December 30,	December 31,
	2006	2005

Unsecured debt:
8.625% notes due 2009	$350,000	$350,000
7.25% notes due 2010	400,000	400,000
8.875% notes due 2011	200,000	200,000
8.75% debentures due 2013	155,000	155,000
Secured debt:
Revolving credit facilities	167,600	137,000
Term loan facilities	967,688	698,149
Contracts and notes, at a weighted-average interest rate of 7.5% (6.9% in 2005) through 2010	2,291	5,952
Capital lease obligations	88,380	80,971
Unamortized debt discount	(907)	(1,209)
Notes payable	34,129	1,394

	2,364,181	2,027,257
Current maturities	(48,584)	(26,414)

	$2,315,597	$2,000,843

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

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

In connection with the going-private merger transaction of 2003, the Company issued $475 million aggregate principal amount of 8.875% Senior Notes due 2011 (the “2011 Notes”). The 2011 Notes were issued at par. At its option, the Company may use the cash proceeds from an equity offering to redeem up to 35% of the aggregate principal amount of the 2011 notes, at a redemption price of 108.875%, plus accrued and unpaid interest, prior to March 15, 2006; or at specified premiums after March 15, 2007.

In July 1993, the Company issued and sold debentures due 2013 (the “2013 Debentures”). The 2013 Debentures are not redeemable prior to maturity and were issued at 99.37% of par.

None of the Company’s notes or debentures are subject to any sinking fund requirements. The notes and debentures are guaranteed by the Company’s wholly-owned domestic subsidiaries (Note 21).

Amendments to Credit Facilities

In April 2005, the Company amended and restated its senior secured credit agreement, repaying its then existing term loans through new term loan borrowings and a revolving credit facility. In June 2005, the Company executed a technical amendment, which changed the scheduled amortization payment dates of the term loans. In December 2005, the Company executed a second amendment, which permitted the Company to reinvest proceeds from the sale of any of its principal properties into a new principal property, and also allowed DHM Holding Company, Inc. to borrow under project financing facilities. The second amendment also modified both the minimum consolidated interest coverage ratio and the maximum leverage ratio.

Also during 2005, the Company repurchased $325 million aggregate principal amount of its outstanding debt securities ($50 million of its 2009 Notes and $275 million of its 2011 Notes). As a result, the Company recorded a loss on early retirement of debt of $42.3 million, which is included in other income (expense), net in the consolidated statement of operations for the year ended December 31, 2005.

In April 2006, the Company completed another amendment and restatement of its senior secured credit agreement. The purposes of this refinancing included increasing the combined size of the Company’s revolving credit and letter of credit facilities, eliminating certain financial maintenance covenants, realizing currency gains arising out of the Company’s then existing yen-denominated term loan, and refinancing the higher-cost bank indebtedness of the Company’s immediate parent, Dole Holding Company, LLC (“DHC”) at the lower-cost Dole Food Company, Inc. level. The Company obtained $975 million of term loan facilities and $100 million in a pre-funded letter of credit facility, both of which mature in April 2013. The proceeds of the term loans were used to repay the then outstanding term loans and revolving credit facilities, as well as pay a dividend of $160 million to DHC, which proceeds were used to repay its Second Lien Senior Credit Facility.

In addition, the Company entered into a new asset based revolving credit facility (“ABL revolver”) of $350 million. The facility is secured by and is subject to a borrowing base consisting of up to 85% of eligible accounts receivable plus a predetermined percentage of eligible inventory, as defined in the credit facility. The ABL revolver matures in April 2013.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

In connection with the 2006 refinancing transaction, the Company wrote-off deferred debt issuance costs of $8.1 million and recognized a gain of $6.5 million related to the settlement of its interest rate swap. These amounts were recorded to other income (expense), net in the consolidated statement of operations.

Revolving Credit Facilities and Term Loans

As of December 30, 2006, the term loan facilities consisted of $223.3 million of Term Loan B and $744.4 million of Term Loan C. The term loan facilities bear interest at LIBOR plus a margin ranging from 1.75% to 2%, dependent upon the Company’s senior secured leverage ratio. The weighted average variable interest rates at December 30, 2006 for Term Loan B and Term Loan C were LIBOR plus 2%, or 7.5%.

As of December 30, 2006, the ABL revolver borrowing base was $294.8 million and the amount outstanding under the ABL revolver was $167.6 million. The ABL revolver bears interest at LIBOR plus a margin ranging from 1.25% to 1.75%, dependent upon the Company’s historical borrowing availability under this facility. At December 30, 2006, the weighted average variable interest rate for the ABL revolver was LIBOR plus 1.5%, or 7%. After taking into account approximately $18 million of outstanding letters of credit issued under the ABL revolver, the Company had approximately $109.2 million available for borrowings as of December 30, 2006. In addition, the Company had approximately $82.4 million of letters of credit and bank guarantees outstanding under its pre-funded letter of credit facility as of December 30, 2006.

A commitment fee, which fluctuated between 0.25% and 0.375%, was paid based on the total unused portion of the letter of credit and revolving credit facilities. The Company paid a total of $1 million, $0.7 million and $1.2 million in commitment fees for the years ended December 30, 2006, December 31, 2005 and January 1, 2005.

During June 2006, the Company entered into an interest rate swap agreement in order to hedge future changes in interest rates and a cross currency swap to effectively lower the U.S. dollar fixed interest rate of 7.2% to a Japanese yen fixed interest rate of 3.6%. Refer to Note 16 — Derivative Financial Instruments for additional discussion of the Company’s hedging activities.

The revolving credit facilities and term loan facilities are collateralized by substantially all of the Company’s tangible and intangible assets, other than certain intercompany debt, certain equity interests and each of the Company’s U.S. manufacturing plants and processing facilities that has a net book value exceeding 1% of the Company’s net tangible assets.

Capital Lease Obligations

At December 30, 2006, included in capital lease obligations is $85.6 million of vessel financings related to two vessel leases denominated in British pound sterling. The interest rates on these leases are based on LIBOR plus a spread. The remaining $2.8 million of capital lease obligations relate primarily to machinery and equipment and interest rates under these leases are fixed. The capital lease obligations are collateralized by the underlying leased assets.

Covenants

Provisions under the indentures to the Company’s senior notes and debentures require the Company to comply with certain covenants. These covenants include financial performance measures, as well as limitations on, among other things, indebtedness, investments, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. At December 30, 2006, the Company was in compliance with all applicable covenants.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Debt Issuance Costs

Expenses related to the issuance of long-term debt are capitalized and amortized to interest expense over the term of the underlying debt. During the years ended December 30, 2006, December 31, 2005 and January 1, 2005, the Company amortized deferred debt issuance costs of $4.4 million, $5.9 million and $8.9 million, respectively.

The Company wrote off $8.1 million, $10.7 million and $2.7 million of deferred debt issuance costs during the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively. The 2006 write-off was a result of the April 2006 refinancing transaction. The write-off of debt issuance costs in 2005 resulted from the prepayment of $325 million of unsecured senior notes and $335 million of term loan facilities. In 2004, the write-off of debt issuance costs resulted from the prepayment of term loan facilities of $106.5 million.

Maturities of Notes Payable and Long-Term Debt

Maturities with respect to notes payable and long-term debt as of December 30, 2006 were as follows (in thousands):

Fiscal Year	Amount

2007	$48,584
2008	14,335
2009	364,089
2010	413,534
2011	213,373
Thereafter	1,310,266

Total	$2,364,181

Other

In addition to amounts available under the revolving credit facilities, the Company’s subsidiaries have uncommitted lines of credit of approximately $156 million at various local banks, of which $108.6 million was available at December 30, 2006. These lines of credit lines are used primarily for short-term borrowings, foreign currency exchange settlement and the issuance of letters of credit or bank guarantees. Several of the Company’s uncommitted lines of credit expire in 2007 while others do not have a commitment expiration date. These arrangements may be cancelled at any time by the Company or the banks.

Note 12 —	Employee Benefit Plans

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

For the U.S. qualified pension plan, the Company’s historical policy is to fund the normal cost plus a 15-year amortization of the unfunded liability. However, as a result of the Pension Protection Act of 2006 (see discussion below), the Company will be required to fund minimum levels beginning in 2008 through 2014 in order to comply with its provisions. Most of the Company’s international pension plans and all of its OPRB plans are unfunded.

As of December 31, 2006, all pension benefits for U.S. salaried employees are frozen. The assumption for the rate of compensation increase of 2.5% on the U.S. plans represents the rate associated with the participants whose benefits are negotiated under collective bargaining arrangements.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The Company uses a December 31 measurement date for all of its plans.

Adoption of FAS 158

As of December 30, 2006, the Company adopted FAS 158, which changed the accounting rules for reporting and disclosures related to pension and other postretirement benefit plans. FAS 158 requires that companies include on the balance sheet an additional asset or liability to reflect the funded status of retirement and other postretirement benefit plans, and a corresponding after-tax adjustment to equity. Retroactive application of this accounting rule is prohibited; therefore, 2006 is presented as required under FAS 158 and 2005 is presented as required under the accounting rules prior to FAS 158. The adoption in 2006 had no effect on the computation of net periodic benefit expense for pensions and postretirement benefits.

Pension Protection Act of 2006

In August 2006, the Pension Protection Act of 2006 was signed into law. This legislation changes the method of valuing the U.S. qualified pension plan assets and liabilities for funding purposes, as well as the minimum funding levels required beginning in 2008. The Company is determining what impact the new requirements will have on future cash flow. This estimate will be affected by future contributions, investment returns on plan assets, and interest rates. The Company must begin funding this shortfall during 2008, and must complete the funding by 2014. The Company anticipates funding pension contributions with cash from operations.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law in December 2003. The Act introduced a prescription drug benefit under Medicare (“Medicare Part D”), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. The Company determined that the benefits provided by certain of its postretirement health care plans are actuarially equivalent to Medicare Part D and thus qualify for the subsidy under the Act. The expected subsidy decreased the accumulated postretirement benefit obligation (“APBO”) by $5 million and $5.6 million as of December 30, 2006 and December 31, 2005, respectively. The net periodic benefit costs for 2006 and 2005 were reduced by approximately $0.3 million and $0.5 million, respectively, due to the expected subsidy.

Plan Amendments

During 2005, the Company modified its existing postretirement medical plan by offering to certain retirees a medical plan under which Dole would be the secondary payer to Medicare, rather than the primary payer for these benefits. In addition, the Company’s prescription drug coverage will be provided through a self-insured program rather than a fully insured program. These changes resulted in a reduction of the projected benefit obligation for OPRB plans of approximately $6.7 million in 2005.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Obligations and Funded Status — The status of the Company’s defined benefit pension and OPRB plans was as follows (in thousands):

	U.S. Pension Plans		International Pension Plans		OPRB Plans
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005	2006	2005

Change in projected benefit obligation
Benefit obligation at beginning of period	$305,354	$311,705	$72,088	$63,876	$72,008	$77,117
Service cost	1,550	1,683	4,443	5,489	282	406
Interest cost	16,878	17,548	7,165	7,700	3,908	4,186
Participant contributions	—	—	176	39	—	—
Foreign currency exchange rate changes	—	—	7,894	(1,377)	—	—
Actuarial (gain) loss	11,246	(902)	9,245	2,498	(3,044)	1,924
Acquisitions	—	—	42,340	—	—	—
Divestitures	—	—	(212)	—	—	—
Curtailments, settlements and terminations, net	—	—	35	971	—	—
Benefits paid	(24,842)	(24,680)	(9,076)	(7,108)	(4,526)	(4,947)
Plan amendments	—	—	—	—	—	(6,678)

Benefit obligation at end of period	$310,186	$305,354	$134,098	$72,088	$68,628	$72,008

Change in plan assets
Fair value of plan assets at beginning of period	$230,303	$223,000	$3,608	$2,925	$—	$—
Actual return on plan assets	26,121	17,961	541	158	—	—
Company contributions	5,130	14,022	9,040	7,112	4,526	4,947
Participant contributions	—	—	176	39	—	—
Foreign currency exchange rate changes	—	—	2,145	138	—	—
Benefits paid	(24,842)	(24,680)	(9,076)	(7,108)	(4,526)	(4,947)
Acquisitions	—	—	28,710	—	—	—
Divestitures	—	—	(108)	—	—	—
Curtailments, settlements and terminations, net	—	—	—	(32)	—	—
Other	—	—	—	376	—	—

Fair value of plan assets at end of period	$236,712	$230,303	$35,036	$3,608	$—	$—

Funded status	$(73,474)	$(75,051)	$(99,062)	$(68,480)	$(68,628)	$(72,008)
Unrecognized net loss		35,449		6,159		1,021
Unrecognized prior service cost (benefit)		2		444		(7,287)
Unrecognized net transition obligation		—		216		—

Net amount recognized	$(73,474)	$(39,600)	$(99,062)	$(61,661)	$(68,628)	$(78,274)

Amounts recognized in the Consolidated Balance Sheets
Other assets	$—		$212		$—
Long-term liabilities	(73,474)		(99,274)		(68,628)
Prepaid benefit cost		$—		$143		$—
Accrued benefit liability		(74,506)		(65,396)		(78,274)
Intangible assets		2		621		—
Accumulated other comprehensive loss		34,904		2,971		—

Net amount recognized	$(73,474)	$(39,600)	$(99,062)	$(61,661)	$(68,628)	$(78,274)

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Amounts recognized in accumulated other comprehensive loss at December 30, 2006 are as follows:

	U.S Pension	International
	Plans	Pension Plans	OPRB Plans
	(In thousands)

Net actuarial loss (gain)	$37,941	$15,018	$(847)
Prior service cost (benefit)	2	407	(6,374)
Net transition obligation	—	183	—
Income taxes	(15,535)	(1,068)	1,053

Total	$22,408	$14,540	$(6,168)

The majority of the Company’s pension plans were underfunded at December 30, 2006, having accumulated benefit obligations exceeding the fair value of plan assets. The accumulated benefit obligation for all defined benefit pension plans was $406.6 million and $366.5 million at December 30, 2006 and December 31, 2005, respectively. The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	December 30,	December 31,
	2006	2005
	(In thousands)

Projected benefit obligation	$444,046	$376,955
Accumulated benefit obligation	$406,392	$366,139
Fair value of plan assets	$271,297	$233,434

Effect of Adopting FAS 158

Effective December 30, 2006, the Company adopted the provisions of FAS 158. The incremental effects of applying FAS 158 on individual lines in the Company’s consolidated balance sheet are as follows:

	Balances Before		Balances After
	Adoptions of		Adoptions of
	FAS 158	Adjustments	FAS 158
	(In thousands)

Other assets	$299	$(87)	$212
Long-term liabilities	$235,039	$6,337	$241,376
Deferred income tax liabilities	$(12,373)	$(3,178)	$(15,551)
Accumulated other comprehensive loss	$(27,534)	$(3,246)	$(30,780)
Total assets	$4,608,081	$(87)	$4,607,994
Total liabilities	$4,269,623	$3,159	$4,272,782
Total shareholders’ equity	$338,458	$(3,246)	$335,212

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the Company’s U.S. and international pension plans and OPRB plans were as follows (in thousands):

	U.S Pension Plans			International Pension Plans
	Year	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended	Ended
	December 30,	December 31,	January 1,	December 30,	December 31,	January 1,
	2006	2005	2005	2006	2005	2005

Components of net periodic benefit cost
Service cost	$1,550	$1,683	$2,780	$4,443	$5,489	$4,098
Interest cost	16,878	17,548	16,635	7,165	7,700	5,007
Expected return on plan assets	(18,021)	(18,075)	(18,795)	(905)	(356)	(247)
Amortization of:
Unrecognized net loss	652	862	67	201	129	130
Unrecognized prior service cost	1	2	3	69	65	65
Unrecognized net transition obligation	—	—	(1)	51	49	48
Curtailments, settlements and terminations, net	—	—	—	1,197	819	6,492

	$1,060	$2,020	$689	$12,221	$13,895	$15,593

	OPRB Plans
	Year	Year	Year
	Ended	Ended	Ended
	December 30,	December 31,	January 1,
	2006	2005	2005

Components of net periodic benefit cost
Service cost	$282	$406	$93
Interest cost	3,908	4,186	5,058
Amortization of:
Unrecognized net loss (gain)	(112)	—	28
Unrecognized prior service benefit	(914)	(747)	(138)
Curtailments, settlements and terminations, net	(1,062)	—	—

	$2,102	$3,845	$5,041

The estimated net loss, prior service cost and transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $2.1 million. The estimated actuarial net gain and prior service benefit for the OPRB plans that will be amortized from accumulated other comprehensive loss into periodic benefit cost over the next fiscal year is $0.8 million.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 30, 2006 and December 31, 2005 are as follows:

			International
	U.S. Pension Plans		Pension Plans		OPRB Plans
	2006	2005	2006	2005	2006	2005

Rate assumptions:
Discount rate	5.75%	5.75%	6.61%	9.08%	5.91%	5.64%
Rate of compensation increase	2.50%	2.50%	5.15%	7.08%	—	4.76%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 30, 2006 and December 31, 2005 are as follows:

			International
	U.S. Pension Plans		Pension Plans		OPRB Plans
	2006	2005	2006	2005	2006	2005

Rate assumptions:
Discount rate	5.75%	5.75%	10.17%	8.94%	5.74%	5.75%
Compensation increase	2.50%	4.20%	7.02%	6.75%	4.95%	4.50%
Rate of return on plan assets	8.25%	8.50%	7.12%	12.33%	—	—

International plan discount rates, assumed rates of increase in future compensation and expected long-term return on assets differ from the assumptions used for U.S. plans due to differences in the local economic conditions in the countries in which the international plans are based.

The APBO for the Company’s U.S. OPRB plan in 2006 and 2005 was determined using the following assumed annual rate of increase in the per capita cost of covered health care benefits:

	Year Ended	Year Ended
	December 30,	December 31,
Fiscal Year	2006	2005

Health care costs trend rate assumed for next year	8%	9%
Rate of increase to which the cost of benefits is assumed to decline (the ultimate trend rate)	5.5%	5.5%
Year that the rate reaches the ultimate trend rate	2010	2010

A one-percentage-point change in assumed health care cost trend rates would have the following impact on the Company’s OPRB plans (in thousands):

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease

Increase (decrease) in service and interest cost	$330	$(285)
Increase (decrease) in postretirement benefit obligation	$5,327	$(4,604)

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Plan Assets

The Company’s U.S. pension plan weighted-average asset allocations at December 30, 2006 and December 31, 2005 by asset category, are as follows:

	Plan Assets at
	December 30,	December 31,
Asset Category	2006	2005

Fixed income securities	39%	39%
Equity securities	59%	58%
Alternative investments	2%	3%

Total	100%	100%

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

The pension plan did not hold any of the Company’s common stock at December 30, 2006 and December 31, 2005.

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

The Company applies the “10% corridor” approach to amortize unrecognized actuarial gains (losses) on both its U.S. and international pension and OPRB plans. Under this approach, only actuarial gains (losses) that exceed 10% of the greater of the projected benefit obligation or the market-related value of the plan assets are amortized. The amortization period is based on the average remaining service period of active employees expected to receive benefits under each plan. For the year ended December 30, 2006, the average remaining service period used to amortize unrecognized actuarial gains (losses) for its domestic plans was approximately 10 years.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Plan Contributions and Estimated Future Benefit Payments

During 2006, the Company contributed $3 million to its qualified U.S. pension plan, which included voluntary contributions above the minimum requirements for the plan. Under the Internal Revenue Service funding requirements, no contribution will be required during 2007. However, the Company expects to make contributions of $6.6 million to its U.S. qualified plan in 2007. Future contributions to the U.S. pension plan in excess of the minimum funding requirements are voluntary and may change depending on the Company’s operating performance or at management’s discretion. The Company expects to make payments related to its other U.S. and foreign pension and OPRB plans of $14.8 million in 2007.

The following table presents estimated future benefit payments (in thousands):

		International
	U.S. Pension	Pension
Fiscal Year	Plans	Plans	OPRB Plans

2007	$24,223	$5,695	$6,130
2008	24,014	6,515	6,208
2009	23,672	7,041	6,161
2010	23,508	7,919	6,131
2011	23,233	8,403	6,046
2012-2016	113,638	50,572	28,481

Total	$232,288	$86,145	$59,157

Defined Contribution Plans

The Company offers defined contribution plans to eligible employees. Such employees may defer a percentage of their annual compensation in accordance with plan guidelines. Some of these plans provide for a Company match that is subject to a maximum contribution as defined by the plan. Company contributions to its defined contribution plans totaled $9.4 million, $9.6 million and $12 million in the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

Multi-Employer Plans

The Company is also party to various industry-wide collective bargaining agreements that provide pension benefits. Total contributions to these plans for eligible participants were approximately $3.7 million, $3.6 million and $3.6 million in the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

Note 13 —	Shareholders’ Equity

The Company’s authorized share capital as of December 30, 2006 and December 31, 2005 consisted of 1,000 shares of $0.001 par value common stock of which 1,000 shares were issued and outstanding. All issued and outstanding shares are owned by DHC, a Delaware limited liability company, a direct wholly-owned subsidiary of DHM Holding Company, Inc. (“HoldCo”).

Dividends

During the year ended December 30, 2006, the Company declared and paid dividends of $163.7 million to DHC.

During the year ended December 31, 2005, the Company declared and paid dividends of $77.3 million to DHC. As planned, the dividends were a partial return of the $100 million capital contribution made to the Company by DHC during 2004.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

During the year ended January 1, 2005, the Company paid cash dividends of $20 million to DHC. In addition, the Company entered into a transaction with a related party to exchange similarly valued land. The Company subsequently leased the land to a subsidiary of HoldCo, Westlake Wellbeing Properties, LLC, to be used in the construction of a hotel, spa and wellbeing center by such subsidiary. Due to its terms, the lease was treated for accounting purposes as a distribution of land and reflected as a non-cash dividend of $6.3 million to DHC in the consolidated financial statements. The non-cash dividend represents the tax-adjusted value of land used in the construction of the hotel, spa and wellbeing center.

The Company’s ability to declare future dividends is limited under the terms of its senior secured credit facilities and bond indentures. As of December 30, 2006, the Company had no ability to declare and pay future dividends or other similar distributions.

Capital Contributions and Return of Capital

On March 3, 2006, HoldCo executed a $150 million senior secured term loan agreement. In March 2006, HoldCo contributed $28.4 million to its wholly-owned subsidiary, DHC, the Company’s immediate parent, which contributed the funds to the Company. As planned, in October 2006, the Company declared a cash capital repayment of $28.4 million to DHC, returning the $28.4 million capital contribution made by DHC in March 2006. The Company repaid this amount during the fourth quarter of 2006.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of changes to shareholders’ equity, other than contributions from or distributions to shareholders, and net income (loss). The Company’s other comprehensive income (loss) principally consists of unrealized foreign currency translation gains and losses, unrealized gains and losses on cash flow hedging instruments and pension liability. The components of, and changes in, accumulated other comprehensive income (loss) are presented in the Company’s Consolidated Statements of Shareholders’ Equity.

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

Management evaluates and monitors segment performance primarily through earnings before interest expense and income taxes (“EBIT”). EBIT is calculated by adding interest expense and income taxes to net income. In 2006

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

and 2005, EBIT is calculated by subtracting income from discontinued operations, net of income taxes and gain on disposal of discontinued operations, net of income taxes, and adding interest expense and income taxes to net income (loss). Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to the Company as a whole. EBIT is not defined under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered in isolation or as a substitute for net income or cash flow measures prepared in accordance with GAAP or as a measure of the Company’s profitability. Additionally, the Company’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate EBIT in the same fashion.

Accounting policies for the reportable operating segments and corporate are the same as those described in the summary of significant accounting policies (Note 2).

In the tables below, revenues from external customers and EBIT only reflect results from continuing operations. Total assets and tangible long-lived assets for 2005 include the balances of Pac Truck, which was disposed of in 2006. Depreciation and amortization and capital additions for 2006, 2005 and 2004 include activity related to Pac Truck.

The results of operations and financial position of the four reportable operating segments and corporate were as follows:

Results of Operations:

	2006	2005	2004
	(In thousands)

Revenues from external customers
Fresh fruit	$3,989,490	$3,717,020	$3,535,666
Fresh vegetables	1,082,416	1,083,227	887,409
Packaged foods	938,336	854,230	691,780
Fresh-cut flowers	160,074	171,259	169,845
Corporate	1,148	1,049	31

	$6,171,464	$5,826,785	$5,284,731

EBIT
Fresh fruit	$108,302	$205,191	$257,880
Fresh vegetables	(7,301)	11,375	58,645
Packaged foods	91,392	87,495	64,191
Fresh-cut flowers	(57,001)	(5,094)	1,853

Total operating segments	135,392	298,967	382,569
Corporate	(32,713)	(70,298)	(70,262)
Interest expense	174,715	142,452	152,503
Income taxes	19,995	44,356	25,530

Income (loss) from continuing operations, net of income taxes	$(92,031)	$41,861	$134,274

Corporate EBIT includes general and administrative costs not allocated to operating segments.

Substantially all of the Company’s equity earnings in unconsolidated subsidiaries, which have been included in EBIT in the table above, relate to the fresh fruit operating segment.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Financial Position:

	December 30,	December 31,
	2006	2005
	(In thousands)

Total assets
Fresh fruit	$2,447,156	$2,301,090
Fresh vegetables	479,217	451,490
Packaged foods	653,077	639,999
Fresh-cut flowers	115,477	153,565
Other operating segments	—	12,478

Total operating segments	3,694,927	3,558,622
Corporate	913,067	851,105

	$4,607,994	$4,409,727

Depreciation and amortization and capital additions by segment were as follows:

	2006	2005	2004
	(In thousands)

Depreciation and amortization
Fresh fruit	$92,788	$94,481	$91,504
Fresh vegetables	15,744	15,602	14,789
Packaged foods	31,454	30,704	26,012
Fresh-cut flowers	4,578	4,603	5,807
Other operating segments	647	675	582
Corporate	4,136	3,744	6,299

	$149,347	$149,809	$144,993

Capital additions
Fresh fruit	$42,482	$100,358	$59,471
Fresh vegetables	52,990	17,691	12,219
Packaged foods	19,728	21,845	18,382
Fresh-cut flowers	1,611	2,324	5,220
Other operating segments	1,549	2,555	852
Corporate	975	1,533	5,523

	$119,335	$146,306	$101,667

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The Company’s revenues from external customers and tangible long-lived assets by country/region were as follows:

	2006	2005	2004
	(In thousands)

Revenues from external customers
United States	$2,752,453	$2,663,634	$2,271,153
Euro zone countries	1,183,118	1,077,639	1,036,441
Japan	579,121	641,969	673,842
Sweden	354,484	479,888	462,854
Canada	224,906	141,642	99,484
Other international	1,077,382	822,013	740,957

	$6,171,464	$5,826,785	$5,284,731

In the Other international category above, there are no individual countries whose revenues from external customers are considered material.

	December 30,	December 31,
	2006	2005
	(In thousands)

Tangible long-lived assets
United States	$706,929	$707,690
Oceangoing assets	191,544	219,703
Philippines	136,228	142,273
Costa Rica	120,088	130,421
Honduras	80,513	85,184
Chile	75,844	83,929
Ecuador	69,772	81,323
Other international	228,633	211,906

	$1,609,551	$1,662,429

Note 15 — Operating Leases and Other Commitments

In addition to obligations recorded on the Company’s Consolidated Balance Sheet as of December 30, 2006, the Company has commitments under cancelable and non-cancelable operating leases, primarily for land, equipment and office warehouse facilities. A significant portion of the Company’s lease payments are fixed. Total rental expense, including rent related to cancelable and non-cancelable leases, was $153 million, $130 million and $101.4 million (net of sublease income of $16.4 million, $15.9 million and $15.1 million) for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

The Company’s corporate aircraft lease agreement includes a residual value guarantee. The maximum exposure, which would occur if the fair value of the aircraft is less than $20 million at the termination of the lease in 2010, is approximately $8.2 million.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

As of December 30, 2006, the Company’s aggregate cancelable and non-cancelable minimum lease commitments, including residual value guarantees, before sublease income, were as follows (in thousands):

Fiscal Year	Cancelable	Non-Cancelable	Total

2007	$10,625	$110,055	$120,680
2008	10,850	99,693	110,543
2009	10,884	86,648	97,532
2010	11,213	45,697	56,910
2011	11,447	27,205	38,652
Thereafter	52,823	69,802	122,625

Total	$107,842	$439,100	$546,942

Total expected future sublease income is $39.8 million.

The Company’s cancelable leases relate primarily to land leases in the Philippines, where foreign land ownership is prohibited under current law.

In order to secure sufficient product to meet demand and to supplement the Company’s own production, the Company has entered into non-cancelable agreements with independent growers primarily in Latin America to purchase substantially all of their production subject to market demand and product quality. Prices under these agreements are generally fixed and contract terms range from one to seventeen years. Total purchases under these agreements were $474.5 million, $433.4 million and $340.1 million for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

At December 30, 2006, aggregate future payments under such purchase commitments (based on December 30, 2006 pricing and volumes) are as follows (in thousands):

Fiscal Year	Amount

2007	$466,817
2008	278,489
2009	223,068
2010	164,463
2011	113,404
Thereafter	181,991

$1,428,232

In order to ensure a steady supply of packing supplies and to maximize volume incentive rebates, the Company has entered into contracts with certain suppliers for the purchase of packing supplies, as defined in the respective agreements, over periods of up to five years. Purchases under these contracts for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 were approximately $207.6 million, $227.3 million and $181.8 million, respectively.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Under these contracts, the Company was committed at December 30, 2006, to purchase packing supplies, assuming current price levels, as follows (in thousands):

Fiscal Year	Amount

2007	$231,884
2008	183,596
2009	61,918
2010	45,918
2011	10,983
Thereafter	13,518

$547,817

The Company has numerous collective bargaining agreements with various unions covering approximately 32% of the Company’s hourly full-time and seasonal employees. Of the unionized employees, 9% are covered under a collective bargaining agreement that will expire within one year and the remaining 91% are covered under collective bargaining agreements expiring beyond the upcoming year. These agreements are subject to periodic negotiation and renewal. Failure to renew any of these collective bargaining agreements may result in a strike or work stoppage; however, management does not expect that the outcome of these negotiations and renewals will have a material adverse impact on the Company’s financial condition or results of operations.

Note 16 — Derivative Financial Instruments

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

Statement of Financial Accounting Standards No. 133 (“FAS 133”), Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability and measured at fair value. FAS 133 also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. For those instruments that qualify for hedge accounting as cash flow hedges, any unrealized gains or losses are included in accumulated other comprehensive income (loss), with the corresponding asset or liability recorded on the balance sheet. The Company’s hedges consist of cash flow hedges. Any portion of a cash flow hedge that is deemed to be ineffective is recognized into current period earnings. When the transaction underlying the hedge is recognized into earnings, the related other comprehensive income (loss) is reclassified to current period earnings. Foreign currency exchange gains and losses associated with hedges and bunker fuel hedges discussed below are recorded as a component of cost of products sold in the consolidated statements of operations. Gains and losses related to the interest rate swap discussed below are recorded as a component of interest expense in the consolidated statements of operations.

The Company estimates the fair values of its derivatives based on quoted market prices or pricing models using current market rates and records all derivatives on the balance sheet at fair value.

Foreign Currency Hedges

Some of the Company’s divisions operate in functional currencies other than the U.S. dollar. As a result, the Company enters into cash flow derivative instruments to hedge portions of anticipated revenue streams and

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

operating expenses. At December 30, 2006, the Company had forward contract hedges for forecasted revenue transactions denominated in the Japanese yen, the Euro and the Canadian dollar and for forecasted operating expenses denominated in the Chilean peso, Colombian peso, Philippine peso and South African Rand. The Company uses foreign currency exchange forward contracts and participating forward contracts to reduce its risk related to anticipated dollar equivalent foreign currency cash flows. The change in the fair value of these contracts relating to hedge ineffectiveness was not significant.

In addition, the net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive income in shareholders’ equity. The Company has historically not attempted to hedge this equity risk.

The Company recorded a gain of $0.9 million, $2 million and a loss of $11.6 million related to the settlement of foreign currency exchange contracts for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively. In addition, in 2006 and 2005, the South African rand hedges and certain Colombian peso hedges, respectively, did not receive hedge accounting treatment under FAS 133. The unrealized gain associated with these Colombian peso hedges was $0.5 million at December 31, 2005.

At December 30, 2006, the gross notional value and unrecognized gains (losses) of the Company’s foreign currency hedges were as follows (in thousands):

	Gross Notional Value			Unrecognized
	Participating			Gains	Average Strike	Settlement
	Forwards	Forwards	Total	(Losses)	Price	Year

Foreign Currency Hedges(Buy/Sell):
U.S Dollar/Japanese yen	$72,476	$73,950	$146,426	$2,873	JPY 114.5	2007
U.S Dollar/Euro	168,524	—	168,524	(1,046)	EUR 1.30	2007
U.S Dollar/Canadian Dollar	19,050	—	19,050	537	CAD 1.13	2007
Chilean peso/U.S. Dollar	9,609	9,323	18,932	95	CLP 532.1	2007
Colombian peso/U.S. Dollar	17,506	14,094	31,600	279	COP 2,269.7	2007
Philippine peso/U.S. Dollar	—	34,434	34,434	788	PHP 50.10	2007
Euro/South African Rand	—	5,388	5,388	—	EUR/ZAR 9.43	2007
South African Rand/Euro	—	5,388	5,388	—	EUR/ZAR 9.45	2007

Total	$287,165	$142,577	$429,742	$3,526

The unrecognized gains and losses at December 30, 2006 are expected to be recognized into earnings during 2007.

At December 31, 2005 the Company had outstanding hedges denominated in the Japanese yen, Chilean peso, Colombian peso and Thai baht. The unrecognized gain associated with these hedges was $0.5 million at December 31, 2005.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Bunker Fuel Hedges

The Company enters into bunker fuel hedges for its shipping operations to reduce its risk related to price fluctuations on anticipated bunker fuel purchases. At December 30, 2006, the gross notional value and unrecognized losses (in thousands) of the Company’s bunker fuel hedges were as follows:

			Average
			Price (per
	Notional Volume	Unrecognized	metric	Settlement
	(metric tons)	Losses	ton)	Year

Bunker Fuel Hedges:
Houston	12,600	$(100)	$263	2007
Rotterdam	106,700	(2,426)	296	2007
Singapore	10,000	(19)	285	2007

Total	129,300	$(2,545)

The unrecognized losses at December 20, 3006 are expected to be recognized into earnings during 2007. At December 30, 2006, the fair value of the bunker fuel hedges, a liability of $2.5 million, included an ineffective loss component of approximately $1.1 million. At December 30, 2005, the fair value of the bunker fuel hedges was an asset of $0.5 million.

The Company recorded a loss of $3.5 million and a gain of $3.3 million related to the settlement of bunker fuel contracts for the years ended December 30, 2006 and December 31, 2005, respectively.

Interest Rate and Cross Currency Swaps

As discussed in Note 11, the Company completed an amendment and restatement of its senior secured credit facilities in April 2006. As a result of this refinancing transaction, the Company recognized a gain of $6.5 million related to the settlement of its interest rate swap associated with its then existing Term Loan A. This amount was recorded to other income (expense), net in the consolidated statement of operations.

In June 2006, subsequent to the refinancing transaction, the Company entered into an interest rate swap in order to hedge future changes in interest rates. This agreement effectively converted $320 million of borrowings under Term Loan C, which was variable-rate debt, to a fixed-rate basis through June 2011. The interest rate swap fixed the interest rate at 7.24%. The paying and receiving rates under the interest rate swap were 5.49% and 5.37% as of December 30, 2006, with an outstanding notional amount of $320 million. The critical terms of the interest rate swap were substantially the same as those of Term Loan C, including quarterly principal and interest settlements. The interest rate swap hedge has been designated as an effective hedge of cash flows as defined by FAS 133. The fair value of the interest rate swap at December 30, 2006 was a liability of $6.4 million. For the years ended December 30, 2006 and December 31, 2005, $(3.6) million and $1 million, respectively, were recognized as interest expense in the consolidated statements of operations related to the interest rate swap.

In addition, in June 2006, the Company executed a cross currency swap to synthetically convert $320 million of Term Loan C into Japanese yen denominated debt in order to effectively lower the U.S. dollar fixed interest rate of 7.24% to a Japanese yen interest rate of 3.60%. Payments under the cross currency swap were converted from U.S. dollars to Japanese yen at an exchange rate of ¥111.92 Japanese yen to U.S. dollars. The cross currency swap does not qualify for hedge accounting and as a result all gains and losses are recorded through other income (expense) in the consolidated statement of operations. The fair value of the cross currency swap was an asset of $20.7 million at December 30, 2006. Realized gains related to settlements of the cross currency swap in 2006 amounted to $4.1 million. This gain is recorded through other income (expense) in the consolidated statement of operations.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

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

Note 17 — Contingencies

The Company is a guarantor of indebtedness to some of its key fruit suppliers and other entities integral to the Company’s operations. At December 30, 2006, guarantees of $1.7 million consisted primarily of amounts advanced under third-party bank agreements to independent growers that supply the Company with product. The Company has not historically experienced any significant losses associated with these guarantees.

In connection with the April 2006 refinancing transaction, the Company obtained a $100 million pre-funded letter of credit facility. As of December 30, 2006, letters of credit and bank guarantees outstanding under this facility totaled $82.4 million. In addition, the Company issues letters of credit and bonds through major banking institutions, insurance companies and its ABL revolver as required by certain regulatory authorities, vendor and other operating agreements. As of December 30, 2006, total letters of credit and bonds outstanding under these arrangements were $60.5 million.

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

The Company also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. The Company guaranteed $152.9 million of its subsidiaries’ obligations to their suppliers and other third parties as of December 30, 2006.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

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

Currently there are 530 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP, seeking enforcement of Nicaraguan judgments, or seeking to bar Dole’s efforts to resolve DBCP claims in Nicaragua. Nineteen of these lawsuits (decreased from 35 as of December 6, 2006) are currently pending in various jurisdictions in the United States; the decrease results from settlement of 16 lawsuits pending in Texas and Louisiana. Of the 19 U.S. lawsuits, 10 have been brought by foreign workers who allege exposure to DBCP in countries where Dole did not have operations during the relevant time period. A prior order embargoing Dole’s trademark in Nicaragua was recently revoked by the 4th District Court of Managua, Nicaragua. One case pending in Los Angeles Superior Court with 13 Nicaraguan plaintiffs has a trial date of May 2, 2007 (changed from February 28, 2007). The remaining cases are pending in Latin America and the Philippines, including 302 labor cases pending in Costa Rica under that country’s national insurance program. Claimed damages in DBCP cases worldwide total approximately $41 billion, with lawsuits in Nicaragua representing approximately 87% of this amount. In almost all of the non-labor cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against the Company.

In Nicaragua, 187 (up from 178) cases are currently filed in various courts throughout the country, with all but one of the lawsuits brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional.

Twenty-three cases have resulted in judgments in Nicaragua: $489.4 million (nine cases consolidated with 468 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; $64.8 million (one case with 86 claimants) on June 15, 2004; $27.7 million (one case with 39 claimants) on March 17, 2005; $98.5 million (one case with 150 claimants) on August 8, 2005; $46.4 million (one case with 62 claimants) on August 20, 2005; and $809 million (six cases consolidated with 1,248 claimants) on December 1, 2006. The Company has appealed all judgments to the Nicaragua Courts of Appeal, with the Company’s appeal of the August 8, 2005 $98.5 million judgment currently pending.

There are 27 active cases currently pending in civil courts in Managua (15), Chinandega (10) and Puerto Cabezas (2), all of which have been brought under Law 364 except for one of the cases pending in Chinandega. In the 26 active cases under Law 364, except for six cases in Chinandega and five cases in Managua, where the Company has not yet been ordered to answer, the Company has sought to have the cases returned to the United States pursuant to Law 364. A Chinandega court in one case has ordered the plaintiffs to respond to our request. In the other 2 active cases under Law 364 pending there, the Chinandega courts have denied the Company’s requests; and the court in Puerto Cabezas has denied the Company’s request in the two cases there. The Company’s requests in ten of the cases in Managua are still pending; and the Company expects to make similar requests in the remaining five cases at the appropriate time. The Company has appealed the two decisions of the court in Puerto Cabezas and the 2 decisions of the courts in Chinandega.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The claimants’ attempted enforcement of the December 11, 2002 judgment for $489.4 million in the United States resulted in a dismissal with prejudice of that action by the United States District Court for the Central District of California on October 20, 2003. The claimants have voluntarily dismissed their appeal of that decision, which was pending before the United States Court of Appeals for the Ninth Circuit. Defendants’ motion for sanctions against Plaintiffs’ counsel is still pending before the Court of Appeals in that case.

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

On October 23, 2006, Dole announced that Standard Fruit de Honduras, S.A. reached an agreement with the Government of Honduras and representatives of Honduran banana workers. This agreement establishes a Worker Program that is intended by the parties to resolve in a fair and equitable manner the claims of male banana workers alleging sterility as a result of exposure to the agricultural chemical DBCP. The Honduran Worker Program will not have a material effect on Dole’s financial condition or results of operations. The official start of the Honduran Worker Program was announced on January 8, 2007.

As to all the DBCP matters, the Company has denied liability and asserted substantial defenses. While Dole believes there is no reliable scientific basis for alleged injuries from the agricultural field application of DBCP, Dole continues to seek reasonable resolution of other pending litigation and claims in the U.S. and Latin America. For example, as in Honduras, Dole is committed to finding a prompt resolution to the DBCP claims in Nicaragua, and is prepared to pursue a structured worker program in Nicaragua with science-based criteria. Although no assurance can be given concerning the outcome of these cases, in the opinion of management, after consultation with legal counsel and based on past experience defending and settling DBCP claims, the pending lawsuits are not expected to have a material adverse effect on the Company’s financial condition or results of operations.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

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

Hurricane Katrina Cases:  Dole is one of a number of parties sued, including the Mississippi State Port Authority as well as other third-party terminal operators, in connection with the August 2005 Hurricane Katrina. The plaintiffs assert that they suffered property damage because of the defendants’ alleged failure to reasonably secure shipping containers at the Gulfport, Mississippi port terminal before Hurricane Katrina hit. Dole believes that it took reasonable precautions and that property damage was due to the unexpected force of Hurricane Katrina, a Category 5 hurricane that was one of the costliest disasters in U.S. history. Dole expects that this Katrina-related litigation will not have a material adverse effect on its financial condition or results of operations.

Spinach E. coli Outbreak:  On September 15, 2006, Natural Selection Foods LLC recalled all packaged fresh spinach that Natural Selection Foods produced and packaged with Best-If-Used-By dates from August 17 through October 1, 2006, because of reports of illness due to E. coli O157:H7 following consumption of packaged fresh spinach produced by Natural Selection Foods. These packages were sold under 28 different brand names, one of which was DOLE®. Natural Selection Foods produced and packaged all spinach items under the DOLE label (with the names “Spinach,” “Baby Spinach” and “Spring Mix”). On September 15, 2006, Dole announced that it supported the voluntary recall issued by Natural Selection Foods. Dole has no ownership or other economic interest in Natural Selection Foods.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

To date, 204 cases of illness due to E. coli O157:H7 infection have been reported to the Centers for Disease Control and Prevention (203 in 26 states and one in Canada) including 31 cases involving a type of kidney failure called Hemolytic Uremic Syndrome (HUS), 104 hospitalizations, and three deaths. Dole is aware of 14 lawsuits that have been filed against Natural Selection Foods and Dole, among others. Dole expects that the vast majority of the spinach E. coli O157:H7 claims will be handled outside the formal litigation process. Since Natural Selection Foods, not Dole, produced and packaged the implicated spinach products, Dole has tendered the defense of these and other claims to Natural Selection Foods and its insurance carriers and has sought indemnity from Natural Selection Foods, based on the provisions of the contract between Dole and Natural Selection Foods. Dole expects that the company or companies (and their insurance carriers) that grew the implicated spinach for Natural Selection Foods also will be involved in the resolution of the E. coli O157:H7 claims. Dole expects that the spinach E. coli O157:H7 matter will not have a material adverse effect on Dole’s financial condition or results of operations.

Note 18 — Related Party Transactions

In September 1998, the Company acquired 60% of Saba. On December 30, 2004, the Company acquired the remaining 40% minority interest of Saba (Note 4). Prior to the Company’s acquisition of the minority interest, the 40% minority interest was held by two Swedish entities. As part of its normal operations, Saba routinely sold fresh fruit, vegetables and flowers to entities in which these minority shareholders are principal owners. Revenues from these entities were $349.6 million for the year ended January 1, 2005.

David H. Murdock, the Company’s Chairman and Chief Executive Officer, owns Castle & Cooke, Inc. (“Castle”) as well as a transportation equipment leasing company, a private dining club, a private country club and a hotel. During the years ended December 30, 2006, December 31, 2005 and January 1, 2005, the Company paid Mr. Murdock’s companies an aggregate of approximately $7.6 million, $7.3 million and $5.3 million, respectively, primarily for the rental of truck chassis, generator sets and warehousing services. Castle purchased approximately $1.1 million, $4 million and $0.4 million of products from the Company during the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

The Company and Castle are responsible for 68% and 32%, respectively, of all obligations under an aircraft lease arrangement. Each party is responsible for the direct costs associated with its use of this aircraft, and all other indirect costs are shared proportionately. During the year ended December 30, 2006, December 31, 2005 and January 1, 2005, the Company’s proportionate share of the direct and indirect costs for this aircraft was $1.9 million, $1.9 million and $2.3 million, respectively.

The Company and Castle operate their risk management departments on a joint basis. Insurance procurement and premium costs are based on the relative risk borne by each company as determined by the insurance underwriters. Administrative costs of the risk management department, which were not significant, are shared on a 50-50 basis.

The Company retains risk for commercial property losses sustained by the Company and Castle totaling $4 million in the aggregate and $4 million per occurrence, above which the Company has coverage provided through third-party insurance carriers. The arrangement provides for premiums to be paid to the Company by Castle in exchange for the Company’s retained risk. The Company received approximately $0.6 million, $0.7 million and $1 million from Castle during 2006, 2005 and 2004, respectively. The Company paid approximately $0.2 million and $0.3 million to Castle for property losses in 2005 and 2004, respectively.

The Company had a number of other transactions with Castle and other entities owned by Mr. Murdock, generally on an arms-length basis, none of which, individually or in the aggregate, were material. The Company had outstanding net accounts payable of $5.6 million to Castle at December 30, 2006 and outstanding net accounts receivable of $0.2 million from Castle at December 31, 2005. The net accounts payable balance of $5.6 million includes $5.2 million related to partnership land parcels held for sale, as discussed below.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

As discussed in Note 20, the Company sold some land parcels located in Central California to Castle during the first quarter of 2007. The land parcels are owned by two partnerships in which the Company is the majority owner. As of December 30, 2006, the partnerships owe Castle $5.2 million related to the reimbursement of entitlement costs made by Castle on behalf of the partnership.

During September 2004, the Company and Castle entered into a tax-free real estate exchange agreement in which the Company transferred properties located in California and Hawaii for Castle’s property located in Westlake Village, California having substantially the same fair market value. Since the exchange of land was between two entities under common control, no gain was recognized on the exchange. Refer to Note 13 for further information.

In the first quarter of 2007, the Company and Castle executed a lease agreement pursuant to which the Company’s fresh vegetables operations occupy an office building in Monterey, California, which is owned by Castle. The Company had taken occupancy of the building in 2006 and recorded $0.6 million of rent expense.

Note 19 — Impact of Hurricane Katrina

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

During 2006, the Company incurred direct incremental expenses of $1.8 million related to Hurricane Katrina, bringing the total charge to $11.9 million of which $4.7 million is associated with cargo related expenses and $7.2 million is associated with property related expenses. The total charge includes direct incremental expenses of $5.6 million, write-offs of owned assets with a net book value of $4.1 million and leased assets of $2.2 million representing amounts due to lessors. In addition, the Company collected $7.3 million in 2006 from insurance carriers related to cargo and property damage bringing the total cash collected to $13.3 million. In December 2006, the Company settled its cargo claim for $9.2 million resulting in a gain of $4.5 million which is included as a component of cost of products sold in the consolidated statement of operations. The Company is continuing to work with its insurers to evaluate the extent of the costs incurred under the property claim and to determine the extent of the insurance coverage for that damage.

Note 20 — Subsequent Events

During March 2007, the Company entered into an agreement to sell land parcels located in central California to Castle. At December 30, 2006, the land parcels had been reclassified to assets held for sale in the consolidated balance sheet. The land parcels are owned by two partnerships in which the Company is a majority owner. The sale closed during the first quarter of 2007 for $40.8 million (payable 75% in cash and 25% by promissory note). The Company estimates its share of the gain to be approximately $8 million. Since the sale involves the transfer of assets between two parties under common control, the gain on the sale will be recorded as an increase to additional paid-in capital.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 21 — Guarantor Financial Information

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

As of January 1, 2006, Dole Packaged Frozen Foods, Inc. was converted to a limited liability company. In addition, the assets and liabilities of the Dole Packaged Foods division were contributed to Dole Packaged Frozen Foods, Inc., and the combined entity was renamed Dole Packaged Foods, LLC. Prior to January 1, 2006, Dole Packaged Foods was included as a division of Dole Food Company, Inc. for all guarantor financial statements presented. Subsequent to the change in structure effective January 1, 2006, Dole Packaged Foods, LLC is presented as a Guarantor for disclosure purposes in the accompanying consolidated financial statements for the year ended December 30, 2006.

The following are consolidating statements of operations of the Company for the years ended December 30, 2006, December 31, 2005 and January 1, 2005; consolidating balance sheets as of December 30, 2006 and December 31, 2005 and consolidating statements of cash flows for the years ended December 30, 2006 December 31, 2005 and January 1, 2005.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 30, 2006

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$66,151	$2,895,835	$4,451,560	$(1,242,082)	$6,171,464
Cost of products sold	58,484	2,603,295	4,186,948	(1,216,449)	5,632,278

Gross margin	7,667	292,540	264,612	(25,633)	539,186
Selling, marketing and general and administrative expenses	61,050	195,134	223,016	(25,633)	453,567

Operating income (loss)	(53,383)	97,406	41,596	—	85,619
Equity in subsidiary income	21,154	(42,835)	—	21,681	—
Other income (expense), net	(3,207)	—	18,383	—	15,176
Interest income	849	377	6,014	—	7,240
Interest expense	115,505	74	59,136	—	174,715

Income (loss) from continuing operations before income taxes, minority interest expense and equity earnings	(150,092)	54,874	6,857	21,681	(66,680)
Income taxes	(61,157)	34,409	46,743	—	19,995
Minority interest expense, net of income taxes	185	3,990	1,358	—	5,533
Equity in earnings of unconsolidated subsidiaries, net of income taxes	(137)	(801)	761	—	(177)

Income (loss) from continuing operations, net of income taxes	(88,983)	17,276	(42,005)	21,681	(92,031)
Income from discontinued operations, net of income taxes	—	234	—	—	234
Gain on disposal of discontinued operations, net of income taxes	—	2,814	—	—	2,814

Net income (loss)	$(88,983)	$20,324	$(42,005)	$21,681	$(88,983)

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2005

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$570,215	$2,285,040	$4,160,366	$(1,188,836)	$5,826,785
Cost of products sold	432,539	2,116,925	3,761,446	(1,168,882)	5,142,028

Gross margin	137,676	168,115	398,920	(19,954)	684,757
Selling, marketing and general and administrative expenses	130,927	120,681	228,512	(19,954)	460,166

Operating income	6,749	47,434	170,408	—	224,591
Equity in subsidiary income	156,484	172,347	—	(328,831)	—
Other income (expense), net	(43,701)	—	38,348	—	(5,353)
Interest income	460	1,118	4,471	—	6,049
Interest expense	111,400	31	31,021	—	142,452

Income from continuing operations before income taxes, minority interest expense and equity earnings	8,592	220,868	182,206	(328,831)	82,835
Income taxes	(34,921)	64,853	14,424	—	44,356
Minority interest expense, net of income taxes	1,461	270	1,513	—	3,244
Equity in earnings of unconsolidated subsidiaries, net of income taxes	—	(145)	(6,481)	—	(6,626)

Income from continuing operations, net of income taxes	42,052	155,890	172,750	(328,831)	41,861
Income from discontinued operations, net of income taxes	2,044	191	—	—	2,235

Net income	$44,096	$156,081	$172,750	$(328,831)	$44,096

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended January 1, 2005

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$501,209	$1,937,608	$3,926,186	$(1,080,272)	$5,284,731
Cost of products sold	390,000	1,725,272	3,494,536	(1,063,914)	4,545,894

Gross margin	111,209	212,336	431,650	(16,358)	738,837
Selling, marketing and general and administrative expenses	123,134	109,702	205,653	(16,358)	422,131

Operating income (loss)	(11,925)	102,634	225,997	—	316,706
Equity in subsidiary income	233,197	190,756	—	(423,953)	—
Other income (expense), net	(50)	—	(8,687)	—	(8,737)
Interest income	246	265	3,696	—	4,207
Interest expense	132,572	20	19,911	—	152,503

Income from continuing operations before income taxes, minority interest expense and equity earnings	88,896	293,635	201,095	(423,953)	159,673
Income taxes	(47,219)	59,527	13,222	—	25,530
Minority interest expense, net of income taxes	1,697	2,536	5,967	—	10,200
Equity in earnings of unconsolidated subsidiaries, net of income taxes	—	(124)	(10,207)	—	(10,331)

Income from continuing operations, net of income taxes	134,418	231,696	192,113	(423,953)	134,274
Income from discontinued operations, net of income taxes	—	144	—	—	144

Net income	$134,418	$231,840	$192,113	$(423,953)	$134,418

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 30, 2006

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
			(In thousands)

ASSETS
Current Assets
Cash and cash equivalents	$7,322	$(6)	$85,098	$—	$92,414
Receivables, net of allowances	306,813	(60,940)	499,857	—	745,730
Inventories	6,914	296,644	357,994	—	661,552
Prepaid expenses	4,806	15,854	44,728	—	65,388
Deferred income tax assets	29,596	24,754	12,256	—	66,606
Assets held for sale	906	30,682	—	—	31,588

Total current assets	356,357	306,988	999,933	—	1,663,278
Investments	2,066,747	1,678,629	61,254	(3,743,894)	62,736
Property, plant and equipment, net	288,029	371,014	802,918	—	1,461,961
Goodwill	—	159,939	385,801	—	545,740
Intangible assets, net	689,829	25,606	11,254	—	726,689
Other assets, net	41,232	8,986	97,372	—	147,590

Total assets	$3,442,194	$2,551,162	$2,358,532	$(3,743,894)	$4,607,994

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,530	$137,012	$315,143	$—	$454,685
Accrued liabilities	70,493	237,295	166,009	—	473,797
Current portion of long-term debt	1,950	—	12,505	—	14,455
Notes payable	—	—	34,129	—	34,129

Total current liabilities	74,973	374,307	527,786	—	977,066
Intercompany payables (receivables)	792,577	36,238	(828,815)	—	—
Long-term debt	1,493,053	—	822,544	—	2,315,597
Deferred income tax liabilities	290,152	30,760	25,683	—	346,595
Other long-term liabilities	456,227	42,579	109,385	—	608,191
Minority interests	—	8,278	17,055	—	25,333
Total shareholders’ equity	335,212	2,059,000	1,684,894	(3,743,894)	335,212

Total liabilities and shareholders’ equity	$3,442,194	$2,551,162	$2,358,532	$(3,743,894)	$4,607,994

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 30, 2006

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$(83,110)	$39,114	$59,917	$—	$15,921

INVESTING ACTIVITIES
Proceeds from sales of assets	2,318	334	12,311	—	14,963
Proceeds from sales of investments and businesses, net of cash disposed	—	15,296	1,014	—	16,310
Acquisitions and investments, net of cash acquired	—	—	(22,950)	—	(22,950)
Capital additions	(1,154)	(60,700)	(63,202)	—	(125,056)
Repurchase of common stock in going-private merger transaction	(267)	—	—	—	(267)

Cash flow provided by (used in) investing activities	897	(45,070)	(72,827)	—	(117,000)

FINANCING ACTIVITIES
Short-term debt borrowings	—	13,032	88,349	—	101,381
Short-term debt repayments	—	(1,691)	(51,181)	—	(52,872)
Long-term debt borrowings, net of debt issuance costs	1,269,405	1,535	989,605	—	2,260,545
Long-term debt repayments	(997,877)	(1,035)	(970,786)	—	(1,969,698)
Capital contribution from parent	28,390	—	—	—	28,390
Return of capital to parent	(59,390)	—	—	—	(59,390)
Dividends paid to minority shareholders	—	(438)	(1,395)	—	(1,833)
Dividends paid to parent	(163,691)	—	—	—	(163,691)

Cash flow provided by financing activities	76,837	11,403	54,592	—	142,832

Effect of foreign currency exchange rate changes on cash	—	—	1,849	—	1,849

Increase (decrease) in cash and cash equivalents	(5,376)	5,447	43,531	—	43,602
Cash and cash equivalents at beginning of period	12,698	(5,453)	41,567	—	48,812

Cash and cash equivalents at end of period	$7,322	$(6)	$85,098	$—	$92,414

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2005

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

OPERATING ACTIVITIES
Intercompany dividend income	$570,000	$566,713	$—	$(1,136,713)	$—
Operating activities	(73,474)	29,202	116,861	—	72,589

Cash flow provided by operating activities	496,526	595,915	116,861	(1,136,713)	72,589

INVESTING ACTIVITIES
Proceeds from sales of assets	3,016	1,255	7,458	—	11,729
Proceeds from sales of investments and businesses, net of cash disposed	—	—	7,402	—	7,402
Acquisitions and investments, net of cash acquired	—	—	(51,460)	—	(51,460)
Capital additions	(2,284)	(30,001)	(99,210)	—	(131,495)
Repurchase of common stock in going-private merger transaction	(499)	—	—	—	(499)

Cash flow provided by (used in) investing activities	233	(28,746)	(135,810)	—	(164,323)

FINANCING ACTIVITIES
Short-term debt borrowings	—	1,591	16,592	—	18,183
Short-term debt repayments	—	(10,299)	(16,317)	—	(26,616)
Long-term debt borrowings, net of debt issuance costs	604,000	2,055	969,814	—	1,575,869
Long-term debt repayments	(1,020,047)	(989)	(396,377)	—	(1,417,413)
Dividends paid to minority shareholders	—	(1,546)	(1,290)	—	(2,836)
Intercompany dividends	—	(566,713)	(570,000)	1,136,713	—
Dividends paid to parent	(77,250)	—	—	—	(77,250)

Cash flow provided by (used in) financing activities	(493,297)	(575,901)	2,422	1,136,713	69,937

Effect of foreign currency exchange rate changes on cash	—	—	(8,608)	—	(8,608)

Increase (decrease) in cash and cash equivalents	3,462	(8,732)	(25,135)	—	(30,405)
Cash and cash equivalents at beginning of period	9,236	3,279	66,702	—	79,217

Cash and cash equivalents at end of period	$12,698	$(5,453)	$41,567	$—	$48,812

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended January 1, 2005

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$(54,868)	$37,027	$235,233	$—	$217,392

INVESTING ACTIVITIES
Proceeds from sales of assets	3,854	379	7,202	—	11,435
Acquisitions and investments, net of cash acquired	(169,629)	(16,906)	(3,156)	—	(189,691)
Capital additions	(5,940)	(19,677)	(76,050)	—	(101,667)
Repurchase of common stock in going-private merge transaction	(1,300)	—	—	—	(1,300)
Transaction costs paid in going- private merger transaction	(361)	—	—	—	(361)

Cash flow used in investing activities	(173,376)	(36,204)	(72,004)	—	(281,584)

FINANCING ACTIVITIES
Short-term debt borrowings	56	24,617	32,528	—	57,201
Short-term debt repayments	—	(1,631)	(33,630)	—	(35,261)
Long-term debt borrowings, net of debt issuance costs	585,150	837	20,083	—	606,070
Long-term debt repayments	(435,150)	(851)	(158,837)	—	(594,838)
Dividends paid to minority shareholders	—	(18)	(5,583)	—	(5,601)
Dividends paid to parent	(20,000)	—	—	—	(20,000)
Capital contribution from parent	100,000	—	—	—	100,000

Cash flow provided by (used in) financing activities	230,056	22,954	(145,439)	—	107,571

Effect of foreign currency exchange rate changes on cash	—	—	2,356	—	2,356

Increase in cash and cash equivalents	1,812	23,777	20,146	—	45,735
Cash and cash equivalents at beginning of period	7,424	(20,498)	46,556	—	33,482

Cash and cash equivalents at end of period	$9,236	$3,279	$66,702	$—	$79,217

II.	Supplementary Data

Quarterly Financial Information (Unaudited)

The following table presents summarized quarterly results (in thousands):

	Quarter Ended
2006	March 25, 2006	June 17, 2006	October 7, 2006	December 30, 2006

Revenues, net	$1,394,601	$1,575,197	$1,773,976	$1,427,690
Gross margin	129,811	180,363	110,758	118,254
Income (loss) from continuing operations, net of income taxes	(5,965)	18,298	(56,403)	(47,961)
Income (loss) from discontinued operations, net of income taxes	46	202	256	(270)
Gain on disposal of discontinued operations, net of income taxes	—	—	—	2,814
Net income (loss)	(5,919)	18,500	(56,147)	(45,417)

	Quarter Ended
2005	March 26, 2005	June 18, 2005	October 8, 2005	December 31, 2005

Revenues, net	$1,436,186	$1,514,239	$1,628,814	$1,247,546
Gross margin	215,399	219,587	162,139	87,632
Income (loss) from continuing operations, net of income taxes	17,133	32,101	17,513	(24,886)
Income from discontinued operations, net of income taxes	21	227	91	1,896
Net income (loss)	17,154	32,328	17,604	(22,990)

During the fourth quarter of 2006, the Company completed the sale of its Pacific Coast Truck Center (“Pac Truck”) business for $20.7 million. The Pac Truck business consisted of a full service truck dealership that provided medium and heavy-duty trucks to customers in the Pacific Northwest region. The Company received $15.3 million of net proceeds from the sale after the assumption of $5.4 million of debt and realized a gain of approximately $2.8 million on the sale, net of income taxes of $2 million.

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

An evaluation was carried out as of December 30, 2006 under the supervision and with the participation of Dole’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act. Based upon this evaluation, Dole’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 30, 2006. No change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fourth quarter of 2006 has materially affected, or is reasonably likely to materially affect, Dole’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Below is a list of the names and ages of all directors and executive officers of Dole as of March 15, 2007, indicating their positions with Dole and their principal occupations during the past five years. The current terms of the executive officers will expire at the next organizational meeting of Dole’s Board of Directors or at such time as their successors are elected.

David H. Murdock, Chairman of the Board and Chief Executive Officer.  Mr. Murdock, 83, joined Dole as Chairman of the Board and Chief Executive Officer in July 1985. He has been Chairman of the Board, Chief Executive Officer and Director of Castle & Cooke, Inc., a Hawaii corporation, since October 1995 (Mr. Murdock has beneficially owned all of the capital stock of Castle & Cooke, Inc. since September 2000). Since June 1982, he has been Chairman of the Board and Chief Executive Officer of Flexi-Van Leasing, Inc., a Delaware corporation wholly owned by Mr. Murdock. Mr. Murdock also is the developer of the Sherwood Country Club in Ventura County, California, and numerous other real estate developments. Mr. Murdock also is the sole stockholder of numerous corporations engaged in a variety of business ventures and in the manufacture of industrial and building products. Mr. Murdock is Chairman of the Executive Committee and of the Corporate Compensation and Benefits Committee of Dole’s Board of Directors.

C. Michael Carter, Executive Vice President, General Counsel and Corporate Secretary, and Director.  Mr. Carter, 63, became Dole’s Senior Vice President, General Counsel and Corporate Secretary in July 2003, Executive Vice President, General Counsel and Corporate Secretary in July 2004, and a director of Dole in April 2003. Mr. Carter joined Dole in October 2000 as Vice President, General Counsel and Corporate Secretary. Prior to his employment by Dole, Mr. Carter had served as Executive Vice President, General Counsel and Corporate Secretary of Pinkerton’s Inc. Prior to Pinkerton’s, Inc., Mr. Carter held positions at Concurrent Computer Corporation, Nabisco Group Holdings, The Singer Company and the law firm of Winthrop, Stimson, Putnam and Roberts.

Andrew J. Conrad, Ph.D., Director.  Dr. Conrad, 43, became a director in July 2003. Dr. Conrad was a co-founder of the National Genetics Institute and has been its chief scientific officer since 1992. The National Genetics Institute is now a subsidiary of Laboratory Corporation of America, where Dr. Conrad is Global Head of Clinical Trials.

Richard J. Dahl, President, Chief Operating Officer and Director.  Mr. Dahl, 55, became Dole’s Senior Vice President and Chief Financial Officer in July 2003, Dole’s President and Chief Operating Officer in July 2004, and a director of Dole in April 2003. Mr. Dahl joined Dole as Vice President and Chief Financial Officer in June 2002, after serving as President and Chief Operating Officer of Pacific Century Financial Corporation and Bank of

Hawaii. Prior to Pacific Century, Mr. Dahl held various positions at Ernst & Young. Mr. Dahl is also a director of IHOP, Inc. Mr. Dahl is Chairman of the Finance Committee of Dole’s Board of Directors.

David A. DeLorenzo, Director.  Mr. DeLorenzo, 60, joined Dole in 1970. He was President of Dole Fresh Fruit Company from September 1986 to June 1992, President of Dole Food Company from July 1990 to March 1996, President of Dole Food Company-International from September 1993 to March 1996, President and Chief Operating Officer of Dole from March 1996 to February 2001, and Vice Chairman of Dole from February 2001 through December 2001, at which time Mr. DeLorenzo became a consultant for Dole under contract for the period from January 2002 through January 2007. He has been a director of Dole for more than five years. Mr. DeLorenzo is Chairman of the Audit Committee of Dole’s Board of Directors.

Scott A. Griswold, Executive Vice President, Corporate Development, and Director.  Mr. Griswold, 53, became Dole’s Vice President, Acquisitions and Investments in July 2003, Executive Vice President, Corporate Development in July 2004, and a director in April 2003. Mr. Griswold has been Executive Vice President of Finance of Castle & Cooke, Inc., which is wholly owned by David H. Murdock, since 2000, and previously, from 1993, Vice President and Chief Financial Officer of Pacific Holding Company, a sole proprietorship of David H. Murdock. Since 1987, he has served as an officer and/or director of various other companies held by Mr. Murdock.

Justin M. Murdock, Vice President, New Products and Corporate Development, and Director.  Mr. Murdock, 34, became Dole’s Vice President, New Products and Corporate Development in November 2004, and a director in April 2003. Mr. Murdock has been Vice President of Investments of Castle & Cooke, Inc., which is wholly owned by David H. Murdock, since 2001, and previously, from 1999, Vice President of Mergers and Acquisitions of Pacific Holding Company, a sole proprietorship of David H. Murdock.

Edward C. Roohan, Director.  Mr. Roohan, 43, became a director of Dole in April 2003. Mr. Roohan has been President and Chief Operating Officer of Castle & Cooke, Inc., which is wholly owed by David H. Murdock, since December 2000. He was Vice President and Chief Financial Officer of Castle & Cooke, Inc. from April 1996 to December 2000. He has served as an officer and/or director of various companies held by Mr. Murdock for more than five years.

Joseph S. Tesoriero, Vice President and Chief Financial Officer.  Mr. Tesoriero, 53, became Dole’s Vice President and Chief Financial Officer in July 2004, after joining Dole as Vice President of Taxes in October 2002. Prior to his employment by Dole, Mr. Tesoriero was Senior Vice President of Tax at Global Crossing. Mr. Tesoriero also held tax positions at Coleman Camping Equipment, Revlon Cosmetics, and International Business Machines.

Roberta Wieman, Executive Vice President, Chief of Staff, and Director.  Ms. Wieman, 61, joined Dole in 1991 as Executive Assistant to the Chairman of the Board and Chief Executive Officer. She became a Vice President of Dole in 1995, Executive Vice President and Chief of Staff in July 2004, and a director in April 2003. Ms. Wieman has been Executive Vice President of Castle & Cooke, Inc. since August 2001; Vice President and Corporate Secretary of Castle & Cooke, Inc. from April 1996 to August 2001; Corporate Secretary of Castle & Cooke, Inc. from April 1996; and a Director of Flexi-Van Leasing, Inc., which is wholly owned by Mr. Murdock, since August 1996, and Assistant Secretary thereof for more then five years.

All directors serve a term from the date of their election until the next annual meeting. The executive officers (as defined in the SEC’s Rule 3b-7) of the Company are David H. Murdock, C. Michael Carter, Richard J. Dahl and Joseph S. Tesoriero.

Justin M. Murdock is a son of David H. Murdock. Otherwise, there is no family relationship between any other officer or director of Dole.

Dole’s Board of Directors has determined that Dole has at least one audit committee financial expert serving on its Audit Committee, David A. DeLorenzo, who is not independent. The other members of the Audit Committee are Scott A. Griswold, Justin M. Murdock and Edward C. Roohan.

Dole has adopted a code of ethics (as defined in Item 406 of the SEC’s Regulation S-K) applicable to our principal executive officer, principal financial officer and principal accounting officer. A copy of the code of ethics, which we call our Code of Conduct, and which applies to all employees of Dole, is available on Dole’s web site at www.dole.com. We intend to post on our web site any amendments to, or waivers (with respect to our principal executive officer, principal financial officer and principal accounting officer) from, this code of ethics within four business days of any such amendment or waiver.

Item 11.	Executive Compensation

Objectives

Generally, Dole compensates its Named Executive Officers through a mix of cash programs: base salary, annual incentives and long-term incentives. These programs are designed to be competitive with both general industry and food industry employers and to align the Named Executive Officers incentives with the long-term interests of Dole. The Company’s compensation policies are intended to enable Dole to attract and retain top quality management as well as to motivate management to set and achieve aggressive goals in their respective areas of responsibility. The compensation setting process consists of targeting total compensation for each Named Executive Officer and reviewing each component of compensation both individually and as a piece of overall compensation.

Corporate Compensation and Benefits Committee Role

The Corporate Compensation and Benefits Committee (the “Committee”) meets as often as required during the year in furtherance of its duties, including an annual review of compensation for the Named Executive Officers. The Committee retains the services of Hewitt Associates, an executive compensation consulting firm, to periodically review the competitiveness of the Company’s executive compensation programs relative to comparable companies. Hewitt provides the Committee with the relevant market data for each Named Executive Officer’s position, as well as for other key executives within Dole. Hewitt also responds to requests generated by the Committee through management.

Role of Named Executive Officers in Compensation Decisions

The CEO annually reviews the performance of each of the other Named Executive Officers. The recommendations, with respect to each component of pay, are presented to the Committee for approval. The Committee can exercise its discretion in modifying recommendations made for any Named Executive Officer. The Committee alone makes decisions with regard to the CEO’s compensation.

Setting Executive Pay

The Committee compares each component of its pay program against a group of food and consumer products companies. The Committee also compares pay components to other general industry companies. For comparison purposes, Dole’s revenue is slightly higher than the median of the group and data is size-regressed to adjust the compensation data for differences in revenue. Revenues range from $1 billion to $19 billion. The companies comprising the group are as follows and represent the relevant companies found in Hewitt’s database:

Anheuser-Busch Companies, Inc.	Del Monte Foods Co.	Kellogg Company	Sara Lee Corporation
Campbell Soup Company	General Mills, Inc.	McCormick & Co., Inc.	Sensient Technologies Corp.
ConAgra Foods, Inc.	H.J. Heinz Company	Molson Coors Brewing Co.	UST Inc.
Corn Products International Inc.	The Hershey Company	Reynolds American Inc.	Wm. Wrigley Jr. Company

Based on the Committee’s analysis of the competitive review, it targeted 2006 total compensation for the Chairman and Chief Executive Officer (the “CEO”) at approximately $3.3 million. Base Salary and Annual Incentives for the CEO are set slightly below the median of the similar compensation for chief executive officers at other comparably sized companies, taking into consideration his ownership position.

In establishing award levels for the other Named Executive Officers, the Committee uses a similar process. Base Salaries and Annual Incentives are targeted at approximately or above the median for the other Named Executive Officers. Targeted 2006 total compensation was set at $2.6 million for the COO.

Dole competes with many larger public companies for executive talent. The Committee has determined, however, that because Dole is a privately-held enterprise, Dole will rely on base salary and annual incentives that are targeted at or above the median of other similarly sized companies and that long-term incentive compensation will likely trail the median since Dole relies on cash programs.

Pay Mix

Under Dole’s current total compensation structure, the approximate mix of base salary, annual incentive and long-term incentive programs for the Named Executive Officers is as follows: 30% — 35% to base salary, 20% — 30% to annual incentives and 40% — 45% to long-term incentives. In allocating total compensation among these components of pay, the Committee believes the compensation package should be predominantly performance-based since these individuals are the ones who have the greatest ability to affect and influence the financial performance of the Company.

Base Salary

The Committee wants to provide a base salary that is commensurate with the position in the Company and is comparable to what other individuals in similarly situated positions might receive. The Committee considers each Named Executive Officer’s position relative to the market, his responsibilities and performance in the job, and other subjective factors. Based on market data and factors noted above, the Committee decided on the pay levels noted in the Summary Compensation Table.

Annual Incentives

Dole’s annual incentive program, the One-Year Management Incentive Plan (the “Plan”), has target bonuses for the Named Executive Officers, as a percentage of salary, ranging from 65% to 100%. Payments are generally payable only if the specified minimum level of financial performance is realized and may be increased to maximum levels only if substantially higher performance levels are attained. Payments can range from 0% to 300% of target. Maximums over 200% are used at Dole because of the lack of equity upside. The Named Executive Officers have identical financial performance goals for their incentives and will earn 100% of their targeted incentives if certain cash-flow goals are met. The Committee may approve discretionary payments to the Named Executive Officers if the cash-flow goals are not attained, in recognition of their respective overall performance at the Company. See the Plan-Based Awards table on page 107.

Long-Term Incentives

Under Dole’s long-term cash incentive plan, the Sustained Profit Growth Plan (the “Growth Plan”), the performance matrix established for the 2006 — 2008 Incentive Period consists of a combination of revenue and return on shareholder investment as a driver of the financial performance factors used in determining contingent awards for the Named Executive Officers. This performance matrix was designed to further align executive compensation with shareholder’s return on a long-term basis. The Growth Plan contemplates annual grants each with three-year Incentive Periods. Each Named Executive Officer’s final award in connection with each grant is determined as of the end of the Incentive Period for that grant, and is paid in lump sum within 90 days following the end of the Incentive Period. The Compensation Committee has authorized all of the Named Executive Officers to participate in the Growth Plan.

Consistent with the approach for allocating total target compensation among the three components of compensation, target long-term cash incentive levels for the Named Executive Officers for the 2006-2008 Incentive Period under the Growth Plan, are approximately 40% of total target compensation.

The Named Executive Officers have identical performance goals and will earn 100% of their targeted long-term incentives if the revenue and shareholder’s return goals are achieved. Payments range from 0% to 300% of a Named Executive Officer’s target. There is no discretionary pay component available under the Growth Plan. Payment under the Growth Plan for the 2004-2006 Incentive Period, was made in early 2007 based on the level of revenue achievement, as follows: the CEO received $437,950; the COO received $195,925; the General Counsel received $195,925; and the CFO received $50,134.

Retirement Plan

Until December 31, 2001, the Company maintained a traditional defined benefit pension plan. Subsequent to that time no new participants were added to the plan and benefits under the plan for existing participants were frozen. The Company did institute a five-year transition benefit plan for long-term employees and it was completed at the end of 2006. Neither the COO nor the CFO had accrued any benefit under the benefit pension plan prior to the freeze. The General Counsel, assuming he is employed to age 65 (or later), has an annual retirement benefit of approximately $5,747. The CEO is over the age of 70 1/2 and, as required by the Internal Revenue Code, is receiving his current annual retirement benefit of $208,604. If any individual’s benefit under the pension plan exceeds the maximum annual benefit or the maximum compensation limit, Dole will pay the excess from an unfunded excess and supplemental benefit plan. Additional details regarding the supplemental retirement plan are provided below following the Pension Plan Table.

Savings Plans

Dole matches contributions to the 401(k) plan up to 6% of eligible compensation. Additional details regarding the 401(k) plan are found on page 108.

The Named Executive Officers, as well as other U.S. based senior executives, are eligible to participate in the Excess Savings Plan where eligible employees can contribute up to 100% of eligible earnings (base pay and annual incentive). Additional details regarding the Excess Savings Plan can be found on page 108.

Perquisites

Perquisites for the Named Executive Officers (except the CEO) are the reimbursement of $5,000 per year for financial planning and a company-paid annual executive physical not to exceed $6,000. The COO, General Counsel and CFO are provided with company cars, insurance costs and maintenance. The CEO, COO and General Counsel receive an annual car allowance of $5,000. The Company pays dues on behalf of the COO for membership in a club and on behalf of the CEO, an annual subscription to the Metropolitan Opera.

The company airplane (co-leased by an affiliate of Dole) is used by the CEO for both business and personal use. The cost to the Company of these expenses are discussed in Item 13 Certain Relationships and Related Transactions on page 113.

The Named Executive Officers participate in the Company’s other benefit plans on the same terms as other employees. These plans include medical and dental insurance, life insurance, charitable gift matching (limited to $500 per employee per year).

The Company does not offer any employment agreements to executives, including the Named Executive Officers, except for change of control agreements which the Company believes are important in order to keep executives focused on the business of the Company should a change of control occur. See page 111 for further explanation.

The Committee reviews and approves changes in total compensation to the Named Executive Officers from the CEO. The CEO recuses himself from discussions with regard to his own compensation.

The Committee has reviewed and discussed the Compensation Discussion and Analysis with management and has determined that it accurately describes the compensation programs at Dole.

The Corporate Compensation
and Benefits Committee

David H. Murdock, Chairman & CEO
Andrew J. Conrad
David A. DeLorenzo
Roberta Wieman

SUMMARY COMPENSATION TABLE

The table below summarizes total compensation paid, earned or awarded to each of the Named Executive Officers for the fiscal year ended December 30, 2006.

					Change in
					Pension Value
					and
					Nonqualified
				Non-Equity	Deferred
				Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Salary(1)	Bonus(2)	Compensation(3)	Earnings(4)	Compensation(5)	Total

David H. Murdock	2006	$950,000	$0	$437,950	$(7,972)	$21,795	$1,401,773
Chairman & Chief Executive Officer Dole Food Company, Inc.
Richard J. Dahl	2006	$750,000	$0	$195,925	$54,402	$355,939	$1,356,266
President & Chief Operating Officer Dole Food Company, Inc.
C. Michael Carter	2006	$562,500	$450,000	$195,925	$63,095	$300,893	$1,572,413
Executive Vice President, General Counsel & Corporate Secretary Dole Food Company, Inc.
Joseph S. Tesoriero	2006	$425,000	$100,000	$50,134	$7,665	$112,248	$695,047
Vice President & Chief Financial Officer Dole Food Company, Inc.

(1)	2006 salaries reflect Dole’s fiscal year containing 52 weeks.

(2)	Bonus amounts shown reflect cash payments made in 2007 with respect to performance for 2006 under Dole’s One-Year Incentive Plan (the “One-Year Plan”), which is discussed in further detail on page 104.

(3)	Amounts shown reflect awards earned for the 2004 — 2006 incentive period (paid in 2007) under the Sustained Profit Growth Plan (the “Growth Plan”). Further explanation can be found on page 104.

(4)	The amounts shown reflect the actuarial decrease or increase in the present value of Mr. Murdock’s and Mr. Carter’s benefits under all pension plans established by the Company using interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements and includes amounts which the Named Executive Officer may not currently be entitled to receive. In general, the present value of the benefits under the pension plans increase until attainment of age 65 and thereafter decrease due to the mortality assumptions. Also reflected in the amounts shown is the annual earnings on each Name Executive Officer’s deferred compensation balance.

(5)	The amounts shown include the following: (1) an amount of $21,795 for an annual subscription to the Metropolitan Opera; 2) Dole’s matching contributions to the 401(k) and Excess Savings Plans of Dole Food Company, Inc. (see “Deferred Compensation — Qualified and Nonqualified” on page 108) on behalf of Mr. Murdock $0, Mr. Carter $37,518, Mr. Dahl $73,620 and Mr. Tesoriero $33,132; (3) the value attributable to personal use of the company-provided automobiles for Mr. Murdock $0, Mr. Carter $3,162, Mr. Dahl $16,469 and Mr. Tesoriero $19,691; (4) the cost of financial planning services reimbursed (amounts are included in the executive’s W-2 and taxes are borne by the executive) by the Company for Mr. Murdock $0, Mr. Carter $5,000, Mr. Dahl $5,000 and Mr. Tesoriero $1,300; (5) the cost of an annual executive physical (amounts are included the executive’s W-2 and taxes are borne by the executive) for Mr. Murdock $0, Mr. Carter $3,213, Mr. Dahl $6,000 and Mr. Tesoriero $5,925; (6) the delayed payout of 35% under the 2003 executive incentive plan paid in January 2006 for Mr. Murdock $0, Mr. Carter $252,000, Mr. Dahl $252,000 and Mr. Tesoriero $52,200; and (7) annual dues of $2,850 for club membership for Mr. Dahl.

Grants of Plan-Based Awards Table

			Estimated Future Payout Under Non-Equity Incentive Awards
Name	Grant Date	Incentive Period	Threshold	Target	Maximum

David H. Murdock	1/1/2006	2006 Fiscal Year (1)(2)	$142,500	$950,000	$2,850,000
	1/1/2006	2006-2008(3)(4)(5)	$498,750	$1,425,000	$4,275,000
Richard J. Dahl	1/1/2006	2006 Fiscal Year(1)(2)	$112,500	$750,000	$2,250,000
	1/1/2006	2006-2008(3)(4)(5)	$393,750	$1,125,000	$3,375,000
C. Michael Carter	1/1/2006	2006 Fiscal Year(1)(2)	$67,500	$450,000	$1,350,000
	1/1/2006	2006-2008(3)(4)(5)	$234,063	$668,750	$2,006,250
Joseph S. Tesoriero	1/1/2006	2006 Fiscal Year(1)(2)	$41,438	$276,250	$828,750
	1/1/2006	2006-2008(3)(4)(5)	$171,063	$488,750	$1,466,250

(1)	Under Dole’s One-Year Management Incentive Plan (the “One-Year Plan”), target bonuses for the Named Executive Officers, as a percentage of base salary, range from 65% to 100%, depending on Dole’s performance relative to financial performance targets set in early 2006. Bonuses are generally payable only if the specified minimum level of financial performance is realized and may be increased to maximum levels only if substantially higher performance levels are attained. The Committee may exercise discretion, either upwards or downwards, in determining awards to Named Executive Officers.

(2)	Under the One-Year Plan, amounts for target and maximum are based on annual salary at the end of the Incentive Period

(3)	The performance matrix established for the Incentive Period 2006 — 2008 consists of a combination of revenue and return on shareholder investment as the driver of the financial performance factors used in determining the contingent awards for the Named Executive Officers. The performance matrix has been established for the 2007 — 2009 Incentive Period. Final awards are paid in a lump sum within 90 days following the end of the Incentive Period. A final award may become payable in the event of the Named Executive Officer’s death, disability or retirement, or involuntary termination without cause, and are subject to customary adjustments for certain changes in capitalization.

(4)	If the minimum combination of revenue and return on shareholder investment in the performance matrix is not achieved as of the end of the Incentive Period, no amount will be earned by the Named Executive Officers for the Incentive Period.

(5)	Under the Growth Plan, contingent award amounts for target and maximum are based on annual salary at the beginning of the Incentive Period.

THE PERFORMANCE MATRIX AND THE FINANCIAL PERFORMANCE FACTORS WITH RESPECT TO FUTURE CONTINGENT AWARDS MAY VARY AS DETERMINED BY THE CORPORATE COMPENSATION AND BENEFITS COMMITTEE OF DOLE’S BOARD OF DIRECTORS.

Pension Benefits

The Company sponsors both a qualified and nonqualified defined benefit plan. The nonqualified plan is a restoration plan, providing benefits that cannot be provided under the qualified plan on account of Internal Revenue Code limits on compensation and benefits.

Participation in both the defined benefit plans was frozen on December 31, 2001. Benefits were also frozen for most employees at that time, although some long-service employees received additional benefit accruals over the next five years. No benefits will accrue under either defined benefit plan after December 31, 2006. All participants are fully vested as of that date.

Participants may receive their full benefit upon normal retirement at age 65 or a reduced benefit upon early retirement on or after age 55.

The amounts in the table below reflect the actuarial increase in present value of the Named Executive Officer’s benefits under all defined benefit pension plans sponsored by the Company and are determined using the interest rate and mortality rate assumptions used for U.S. pension plans in the pension footnote of the Company’s financial statements.

		Number of
		Years of	Present Value of	Payments
		Credited	Accumulated	During Last
Name (1)	Plan Name	Service	Benefit	Fiscal Year

David H. Murdock(2)	Plan 29	8.5	$1,371,792	$93,973
Chairman & Chief Executive Officer	SERP	8.5	$764,454	$52,368
Dole Food Company, Inc.
C. Michael Carter	Plan 29	1.25	$28,445	$0
Executive Vice President,	SERP	1.25	$27,639	$0
General Counsel & Corporate Secretary
Dole Food Company, Inc.

(1)	Both Mr. Dahl and Mr. Tesoriero joined Dole after the defined benefit plans were frozen. Neither Mr. Dahl nor Mr. Tesoriero are shown in the table as neither executive has an accrued benefit under the qualified or nonqualified defined benefits plans

(2)	As required by the Internal Revenue Code, Mr. Murdock, who is over the age of 70 1/2, is receiving his current annual retirement benefit as a joint and survivor annuity.

Deferred Compensation — Qualified and Nonqualified

All salaried employees are eligible to participate in the Salaried 401(k) Plan. There is a separate 401(k) plan that covers most hourly paid non-union employees. Participants in the Salaried 401(k) Plan may contribute on a pre-tax basis up to the lesser of 50% of their annual salary or the limit prescribed under the Internal Revenue Code. Participants may also contribute up to 5% of their salary on an after-tax basis. The Company will match 100% of the first 6% of salary that is contributed to the Plan on a pre-tax basis. All contributions, including the Company match, are immediately and fully vested.

Named Executive Officers and certain other executives are eligible to participate in the Excess Savings Plan. This plan is a nonqualified savings plan that provides participants with the opportunity to contribute amounts on a deferred tax basis which are in excess of the limits that apply to the 401(k) Plan. The Excess Savings Plan is coordinated with the Salaried 401(k) Plan so that, on a combined plan basis, participants may defer up to 100% of eligible earnings (generally, base salary and annual incentives) and will receive a Company match of the first 6% of eligible earnings. Amounts contributed to the Excess Savings Plan received a fixed rate of interest. For 2006, the interest rate was 6.6%. The interest rate in 2007 has been set at 7.25%. Such rate is declared annually by the Compensation Committee and is based on the Company’s cost of long-term debt.

				Aggregate		Aggregate
			Executive	Earnings		Balance at
	Plan		Contributions	in Last	Aggregate	Last Fiscal
Name	Name		in Last Fiscal Year	Fiscal Year	Withdrawals/Distributions	Year End

David H. Murdock	401	(k)	$0	n/a	$0	$21,738
Chairman & Chief Executive Officer	ESP		$0	$15,784	$0	$254,939
Dole Food Company, Inc.
Richard J. Dahl	401	(k)	$20,000	n/a	$0	$179,007
President & Chief Operating Officer	ESP		$100,200	$54,402	$0	$927,460
Dole Food Company, Inc.
C. Michael Carter	401	(k)	$15,000	n/a	$0	$243,355
Executive Vice President,	ESP		$22,518	$60,045	$0	$979,499
General Counsel & Corporate Secretary
Dole Food Company, Inc.
Joseph S. Tesoriero	401	(k)	$15,000	n/a	$0	$137,986
Vice President & Chief Financial Officer	ESP		$21,250	$7,665	$0	$144,610
Dole Food Company, Inc.

Benefits under the Excess Savings Plan will be paid the earlier of the beginning of the year following the executive’s retirement or termination or a specified year. By irrevocable election, an executive may elect to receive a lump sum payment or annual installments up to ten years. However, upon a showing of financial hardship and receipt of approval from the Compensation Committee, an executive may be allowed to access funds deferred, earlier than previously elected by the executive.

Section 409A of the Internal Revenue Code imposes restrictions on distributions, and elections with respect to distributions, from nonqualified deferred compensation plans, such as the Excess Savings Plan. The IRS has issued both interim guidance and proposed comprehensive regulations on 409A. This guidance includes transition rules that will apply through December 31, 2007.

There are no investment options available under the Excess Savings Plan.

Payments upon Termination or Change in Control

David H. Murdock

			Involuntary
			Termination
	Voluntary	Normal	Without	For Cause	Change in	Death &
Executive Payments Upon Separation	Termination	Retirement	Cause	Termination	Control	Disability

One-Year Management Incentive Plan(1)	$0	$950,000	$0	$0	$950,000	$950,000
Sustained Profit Growth Plan(2)	$437,950	$0	$2,058,333	$0	$2,058,333	$2,058,333
Health & Welfare Benefits, Fringe Benefits and other perquisites	$0	$0	$3,819	$0	$30,000	$0
Cash Severance	$0	$0	$895,185	$0	$5,700,000	$0
Excise Tax and Gross-Up	$0	$0	$0	$0	$0	$0

Richard J. Dahl

			Involuntary
			Termination
	Voluntary	Normal	Without	For Cause	Change in	Death &
Executive Payments Upon Separation	Termination	Retirement	Cause	Termination	Control	Disability

One-Year Management Incentive Plan(1)	$0	$750,000	$0	$0	$750,000	$750,000
Sustained Profit Growth Plan(2)	$195,925	$1,300,000	$1,300,000	$0	$1,300,000	$1,300,000
Health & Welfare Benefits, Fringe Benefits and other perquisites	$0	$0	$1,700	$0	$30,000	$0
Cash Severance	$0	$0	$158,648	$0	$4,500,000	$0
Excise Tax and Gross-Up	$0	$0	$0	$0	$3,216,221	$0

C. Michael Carter

			Involuntary
			Termination
	Voluntary	Normal	Without	For Cause	Change in	Death &
Executive Payments Upon Separation	Termination	Retirement	Cause	Termination	Control	Disability

One-Year Management Incentive Plan(1)	$0	$450,000	$0	$0	$450,000	$450,000
Sustained Profit Growth Plan(2)	$195,925	$957,750	$957,750	$0	$935,749	$935,749
Health & Welfare Benefits, Fringe Benefits and other perquisites	$0	$0	$2,260	$0	$30,000	$0
Cash Severance	$0	$0	$190,383	$0	$3,150,000	$0
Excise Tax and Gross-Up	$0	$0	$0	$0	$1,989,847	$0

Joseph S. Tesoriero

			Involuntary
			Termination
	Voluntary	Normal	Without	For Cause	Change in	Death &
Executive Payments Upon Separation	Termination	Retirement	Cause	Termination	Control	Disability

One-Year Management Incentive Plan(1)	$0	$276,250	$0	$0	$276,250	$276,250
Sustained Profit Growth Plan(2)	$50,134	$365,417	$365,417	$0	$365,417	$365,417
Health & Welfare Benefits, Fringe Benefits and other perquisites	$0	$0	$2,092	$0	$30,000	$0
Cash Severance	$0	$0	$85,816	$0	$2,103,750	$0
Excise Tax and Gross-Up	$0	$0	$0	$0	$1,351,708	$0

(1)	For purposes of illustration, target amounts are shown. Payments made in the event of retirement, death or disability would be based on actual results after conclusion of the plan year.

(2)	For purposes of illustration, targets amounts are shown. Payments made in the event of retirement, death, disability or involuntary termination without cause would be based on actual results for the applicable incentive periods and the number of months of participation in any applicable incentive period. Amounts shown for retirement, death, disability and involuntary termination without cause are payable following the termination and calculation of the applicable incentive period. Awards, if any, are prorated based on the applicable termination date for the Named Executive Officer.

Severance

The Severance Pay Plan for Employees of Dole Food Company, Inc. and Participating Divisions and Subsidiaries (the “Severance Plan”) is in place for all eligible employees and provides for payment if an employee’s (including a Named Executive Officer) employment is involuntarily terminated as a result a workforce reduction, elimination of operations, or job elimination. There are no other severance plans or severance agreements covering the Named Executive Officers. In the unlikely circumstance that a Named Executive Officer is involuntarily terminated under the qualifications of the Severance Plan, the Severance Plan provides for benefits in an amount equal to the weekly base compensation determined according to the following schedule:

Years of Service	Severance Pay Benefit

1 to 4	2 weeks for each year of service plus 2 weeks
5 to 14	2 weeks for each year of service plus 4 weeks
15 or more	2 weeks for each year of service plus 6 weeks

In no event will the severance benefits under the Severance Plan exceed either of the following: (i) an amount equal to a total of 104 weeks of weekly base compensation; or (ii) an amount equal to twice the Named Executive Officer’s compensation (including wages, salary, and any other benefit of monetary value) during the twelve-month period immediately preceding his termination of service.

Health and other insurance benefits are continued for up to six months corresponding to the termination benefits. A terminated employee is entitled to receive any benefits he would otherwise have been entitled to receive under the 401(k) plan, frozen pension plan and supplemental retirement plans. Those benefits are neither increased nor accelerated. See the table on page 109 for hypothetical payment amounts.

Change of Control

In line with the practice of numerous companies of Dole’s size, we recognize that the possibility of a change of control of Dole may result in the departure or distraction of management to the detriment of Dole. In March 2001, Dole put in place a program to offer Change of Control Agreements to each Named Executive Officer and certain other officers and employees of Dole. At the time the program was put in place, Dole was advised by its executive compensation consultants that the benefits provided under the Change of Control Agreements were within the range of customary practices of other public companies. The benefits under the Change of Control Agreements are paid in a lump sum and are based on a multiple of three for each of the Named Executive Officers.

In order to receive a payment under the Change of Control Agreement, two triggers must occur. The first trigger is a change of control, as defined in the change of control agreement. The second trigger is that the Named Executive Officer must be terminated from employment with the successor company within two years of the change of control date.

The payments to the Named Executive Officers would be in the form of a lump sum cash payment, determined as follows:

•	Three times the Named Executive Officer’s base salary

•	Three times the Named Executive Officer’s target bonus

•	$30,000, in lieu of any other health and welfare benefits, fringe benefits and perquisites (including medical, life, disability, accident and other insurance, car allowance or other health and welfare plan, programs, policies or practices or understandings but excluding the Named Executive Officer’s rights relative to the option of acquiring full ownership of the company car) and other taxable perquisites and fringe benefits that the Named Executive Officer or his family may have been entitled to receive

•	The pro-rata portion of the greater of (i) the Named Executive Officer’s target amounts under the Growth Plan and (ii) the Named Executive Officer’s actual benefits under the Growth Plan

•	Accrued obligations (any unpaid base salary to date of termination, any accrued vacation pay or paid time off), and deferred compensation — including interest and earnings and pursuant to outstanding elections

•	Pro-rata portion of the Named Executive Officer’s target bonus for the fiscal year in which the termination occurs

•	Reimbursement for outstanding reimbursable expenses

•	A gross-up payment to hold the Named Executive Officer harmless against the impact, if any, of federal excise taxes, state and federal income taxes, as well as the FICA tax imposed on the executive as a result of the payments contingent on a change in control.

There are four events that could constitute a change-in-control at Dole. The occurrence of any of these events would be deemed a change-of control. These events were carefully reviewed by both internal and external experts and were deemed to best capture those situations in which control of the company would be altered. Below, we provide a general summary of the events that constitute a change-of-control.

1) An acquisition of 20% or more of the combined voting power of the Company’s stock. Excluded from the 20% acquisition rule is Mr. David H. Murdock, or following his death, any trust or trustees designated by Mr. Murdock.

2) A change in the majority constitution of the Board of Directors, unless the changes are approved by two-thirds of incumbent board.

3) A merger, reorganization, consolidation, recapitalization, exchange offer or other extraordinary transaction where the current beneficial owners of the outstanding securities of the Company do not own at least 50 percent of the outstanding securities of the new organization.

4) A sale, transfer, or distribution of all or substantially all of the Company’s assets.

The full text of the Change of Control Agreement covering the Named Executive Officers can be found in Dole’s Report on Form 8-K dated February 4, 2005, File No. 1-4455.

Non-Employee Director Compensation

The Company uses cash compensation to attract and retain qualified non-employee candidates to serve on the Board. In setting outside director compensation, the Company considers the significant amount of time that Directors expend in fulfilling their duties to the Company, as well as the skill sets each outside director brings as a member of the Board.

Members of the Board who were not employees of the Company are entitled to receive an annual cash retainer of $50,000 and a Board meeting fee of $2,000 for each Board meeting attended. Telephonic Board meeting fees are $1,000. Directors receive $4,000 annually for service as chairman of committees of the Board in addition to the cash retainer, except in the case of the chairman of the audit committee who receives $10,000 annually. Committee meeting fees are $1,000 per meeting attended, either in person or telephonically. Directors who are employees of the Company receive no compensation for their service as directors.

Deferred Compensation

The Non-Employee Deferred Cash Compensation Plan is a program in which each non-employee director may defer up to 100% of his or her total annual retainer and meeting fees. In 2006, each non-employee director who defers his or her annual retainer or fees through this program has an interest rate of 120% of the applicable federal rate applied. In 2007, the interest rate for this plan will be the same as is used for management’s Excess Savings Plan, 7.25%. None of the non-employee directors have elected to defer the annual retainer or fees in 2007.

Amounts deferred under this program are distributed to each non-employee director at the termination of service as a Director, either as a lump-sum, or in equal annual cash installments over a period not to exceed five years.

Annual Physical

Each non-employee director has an annual executive physical benefit.

Director — Summary Compensation Table

			Change in Pension
	Fees Earned	Non-Equity	Value and Non-
	Or Paid in	Incentive Plan	Qualifed Deferred		All Other
Name (1)	Cash(1)	Compensation	Compensation Earnings		Compensation		Total

Andrew J. Conrad	$61,000	$0	$4,665	(3)	$0		$61,000
David A. DeLorenzo(2)	$71,500	$0	$14,710	(3)	$2,800	(4)	$73,465
Edward C. Roohan	$66,000	$0	$0		$0		$66,000

(1)	David H. Murdock, the Company’s Chairman of the Board & Chief Executive Officer, Richard J. Dahl, President & Chief Operating Officer, C. Michael Carter, Executive Vice President, General Counsel and Corporate Secretary, Scott Griswold, Executive Vice President, Corporate Development, Justin Murdock, Vice President, and Roberta Wieman, Executive Vice President & Chief of Staff, are not included in this table because they are employees of the Company and do not receive any compensation for their service as Directors. Compensation for Messrs. Murdock, Dahl and Carter may be found in the Summary Compensation Table on Page 106.

(2)	Mr. DeLorenzo retired from the Company on December 29, 2001 as an employee of the Company and he is receiving retirement payments.

(3)	In 2006, interest earnings applied to deferred compensation accounts for Dr. Conrad and Mr. DeLorenzo were $4,665 and $14,710, respectively.

(4)	The cost of Mr. DeLorenzo’s annual physical paid by the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Amount and
		Nature of	Percent
		Beneficial	of
Title of Class	Name and Address of Beneficial Owner	Ownership(1)	Class

Common Stock, $0.001 par value	David H. Murdock	1,000 shares	100%
Dole Food Company, Inc.
One Dole Drive
Westlake Village, CA 91362

(1)	Mr. Murdock beneficially owns these shares through one or more affiliates, and has effective sole voting and dispositive power with respect to the shares. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Mr. Murdock is Dole’s Chairman of the Board and Chief Executive Officer.

Dole has no equity compensation plans. All of the outstanding shares of common stock of Dole have been pledged pursuant to Dole’s Credit Agreement and ancillary documents thereto.

Item 13.	Certain Relationships and Related Transactions

In September 1998, the Company acquired 60% of Saba. On December 30, 2004, the Company acquired the remaining 40% minority interest of Saba. Prior to the Company’s acquisition of the minority interest, the 40% minority interest was held by two Swedish entities. As part of its normal operations, Saba routinely sold fresh fruit, vegetables and flowers to entities in which these minority shareholders are principal owners. Revenues from these entities were $349.6 million for the year ended January 1, 2005.

David H. Murdock, the Company’s Chairman and Chief Executive Officer, owns Castle & Cooke, Inc. (“Castle”) as well as a transportation equipment leasing company, a private dining club, a private country club and a hotel. During the years ended December 30, 2006, December 31, 2005 and January 1, 2005, the Company paid Mr. Murdock’s companies an aggregate of approximately $7.6 million, $7.3 million and $5.3 million, respectively, primarily for the rental of truck chassis, generator sets and warehousing services. Castle purchased approximately $1.1 million, $4 million and $0.4 million of products from the Company during the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

The Company and Castle are responsible for 68% and 32%, respectively, of all obligations under an aircraft lease arrangement. Each party is responsible for the direct costs associated with its use of this aircraft, and all other indirect costs are shared proportionately. During the year ended December 30, 2006, December 31, 2005 and January 1, 2005, the Company’s proportionate share of the direct and indirect costs for this aircraft was $1.9 million, $1.9 million and $2.3 million, respectively.

The Company and Castle operate their risk management departments on a joint basis. Insurance procurement and premium costs are based on the relative risk borne by each company as determined by the insurance underwriters. Administrative costs of the risk management department, which were not significant, are shared on a 50-50 basis.

The Company retains risk for commercial property losses sustained by the Company and Castle totaling $4 million in the aggregate and $4 million per occurrence, above which the Company has coverage provided through third-party insurance carriers. The arrangement provides for premiums to be paid to the Company by Castle in exchange for the Company’s retained risk. The Company received approximately $0.6 million, $0.7 million and $1 million from Castle during 2006, 2005 and 2004, respectively. The Company paid approximately $0.2 million and $0.3 million to Castle for property losses in 2005 and 2004, respectively.

The Company had a number of other transactions with Castle and other entities owned by Mr. Murdock, generally on an arms-length basis, none of which, individually or in the aggregate, were material. The Company had outstanding net accounts payable of $5.6 million to Castle at December 30, 2006 and outstanding net accounts receivable of $0.2 million from Castle at December 31, 2005. The net accounts payable balance of $5.6 million includes $5.2 million related to partnership land parcels held for sale, as discussed below.

As discussed in Note 20 to the Consolidated Financial Statements, the Company sold some land parcels located in Central California to Castle. The land parcels are owned by two partnerships in which the Company is the majority owner. As of December 30, 2006, the partnerships owe Castle $5.2 million related to the reimbursement of entitlement costs made by Castle on behalf of the partnership.

During September 2004, the Company and Castle entered into a tax-free real estate exchange agreement in which the Company transferred properties located in California and Hawaii for Castle’s property located in Westlake Village, California having substantially the same fair market value. Since the exchange of land was between two entities under common control, no gain was recognized on the exchange. Refer to Note 13 of the Notes to Consolidated Financial Statements for further information.

In the first quarter of 2007, the Company and Castle executed a lease agreement pursuant to which the Company’s fresh vegetables operations occupy an office building in Monterey, California, which is owned by Castle. The Company had taken occupancy of the building in 2006 and recorded $0.6 million of rent expense.

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

On December 15, 2006, Dole entered into a five-year lease with Laboratory Corporation of America, pursuant to which the latter is leasing approximately 1,483 rentable square feet in Dole’s World Headquarters building in Westlake Village, California, at a rental rate of $115,674 per year, subject to annual inflation adjustments. The lease provides that the tenant may renew the lease for two additional five-year terms. Dr. Conrad, a Director of Dole, is the tenant’s Global Head of Clinical Trials and Chief Scientific Officer of one of its subsidiaries.

Dole’s secured credit facilities and its unsecured senior notes and debenture indentures impose substantive and procedural requirements with respect to the entry by the Company and its subsidiaries into transactions with affiliates. The credit facilities generally requires that, except as expressly permitted in the credit facilities, all such transactions with affiliates be entered into in the ordinary course of business and on terms and conditions substantially as favorable to Dole as would reasonably be expected to be obtainable at the time in a comparable arms — length transaction with an unaffiliated third party. The indentures generally require that, except as expressly permitted in the indentures, all transactions with affiliates must satisfy the requirements set forth above pursuant to Dole’s credit facilities and, in addition, any transaction or series of related transactions with an affiliate involving aggregate payments with a fair market value in excess of $7.5 million must be approved by a Board of Directors resolution stating that the Board has determined that the transaction complies with the preceding requirements; further, if such aggregate payments have a fair market value of more than $20 million, the Board of Directors must, prior to the consummation of the transaction, have obtained a favorable opinion as to the fairness of the transaction to the Company from a financial point of view, from an independent financial advisor, and such opinion must be filed with the indenture trustee. In addition, the Company’s legal department and finance department review all transactions with related parties to ensure that they comply with the preceding requirements. The Audit Committee of the Company’s Board of Directors annually receives and reviews a detailed summary of all transactions with related parties, which provides a basis for the Audit Committee’s approval of the disclosure in respect of related party transactions contained in the Company’s Annual Report on Form 10-K.

The Company has traditionally used the definition of “independent director” provided by the New York Stock Exchange, since Dole securities were listed on the New York Stock Exchange prior to Dole’s going-private merger transaction in 2003. The Company does not believe that any of its current directors are “independent directors” under that definition.

Item 14.	Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table summarizes the aggregate fees billed to the Company by its independent auditor Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”):

	Fiscal Year Ended
	December 30,	December 31,
	2006	2005
	(In thousands)

Audit Fees(a)	$3,626	$3,250
Audit-Related Fees(b)	675	1,108

Total Audit and Audit Related Fees	4,301	4,358

Tax Fees(c)	348	351
All Other Fees(d)	—	—

Total	$4,649	$4,709

(a)	Audit fees include $3,626,000 and $3,250,000 for services related to the audit of the annual consolidated financial statements and reviews of the quarterly condensed consolidated financial statements for 2006 and 2005, respectively.

(b)	Audit-related fees include $211,000 and $593,000 of Section 404 advisory services for 2006 and 2005 respectively. Audit-related fees for 2006 and 2005 also include $216,000 and $195,000, respectively, for employee benefit plan audits. The remaining amounts relate to accounting and financial reporting consultations, and various agreed-upon procedures and compliance reports.

(c)	There were no fees for tax compliance services billed in 2006 and 2005, respectively. Fees for tax planning and advice billed in 2006 and 2005 were $348,000 and $351,000, respectively.

(d)	There were no other services billed to the Company in 2006 and 2005.

Fiscal Year Ended
	December 30, 2006	December 31, 2005

Ratio of Tax Planning and Advice Fees and All Other Fees to Audit Fees, Audit-Related Fees and Tax Compliance Fees	0.1:1	0.1:1

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements: The following consolidated financial statements are included herein in Item 8 above.

		Form 10-K
		Page

	Audited Financial Statements for the Years Ended December 30, 2006, December 31, 2005 and Year Ended January 1, 2005	47
2.	Financial Statement Schedule
	Valuation and Qualifying Accounts	125
3.	Exhibits:

Exhibit
Number	Title

3.1(a)	Amended and Restated Certificate of Incorporation of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.1 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, File No. 1-4455).
3.1(b)†	Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of January 12, 1988. Articles of Amendment to the Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke Arizona, Inc. Articles of Amendment to the Articles of Incorporation of Castle & Cooke Arizona, Inc., dated as of December 21, 1995, changed the company’s name to Calazo Corporation.
3.1(c)†	Articles of Incorporation of AG 1970, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1970, Inc., dated as of December 13, 1989.
3.1(d)†	Articles of Incorporation of AG 1971, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1971, Inc., dated as of December 13, 1989.
3.1(e)†	Articles of Incorporation of AG 1972, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1972, Inc., dated as of December 13, 1989.
3.1(f)†	Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of February 10, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of March 18, 1996, changed the company’s name to Alyssum Corporation.
3.1(g)†	Articles of Incorporation of Barclay Hollander Curci, Inc., dated as of February 28, 1969. Certificate of Amendment of Articles of Incorporation, dated as of February 1975, changed the company’s name to Barclay Hollander Corporation. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of November 26, 1980. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of June 11, 1990.
3.1(h)†	Articles of Incorporation of Grandma Mac’s Orchard, dated as of August 27, 1976. Certificate of Amendment of Articles of Incorporation of Grandma Mac’s Orchard, dated as of January 6, 1988, changed the company’s name to Sun Giant, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant, Inc., dated as of March 4, 1988, changed the company’s name to Dole Bakersfield, Inc. Certificate of Amendment of Articles of Incorporation of Dole Bakersfield, Inc., dated as of June 11, 1990. Agreement of Merger of Bud Antle, Inc. and Dole Bakersfield, Inc., dated as of December 18, 2000, changed the company’s name to Bud Antle, Inc.
3.1(i)†	Articles of Incorporation of Lake Anderson Corporation, dated as of June 26, 1964. Certificate of Amendment of Articles of Incorporation, dated as of November 12, 1971. Certificate of Amendment of Articles of Incorporation, dated as of August 28, 1972, changed the company’s name to Oceanic California Inc. Certificate of Amendment of Articles of Incorporation, dated as of July 14, 1977. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of June 17, 1981. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke California, Inc. Certificate of Amendment of Articles of Incorporation of Castle & Cooke California, Inc., dated as of December 21, 1995, changed the company’s name to Calicahomes, Inc.
3.1(j)†	Articles of Incorporation of California Polaris, Inc., dated as of April 6, 1979.

Exhibit
Number	Title

3.1(k)†	Articles of Incorporation of Dole ABPIK, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole ABPIK, Inc., dated as of December 13, 1989.
3.1(l)†	Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of June 8, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of March 18, 1996, changed the company’s name to Dole Arizona Dried Fruit and Nut Company.
3.1(m)†	Articles of Incorporation of CCJM, Inc., dated as of December 11, 1989. Certificate of Amendment of Articles of Incorporation of CCJM, Inc., dated as of September 9, 1991, changed the company’s name to Dole Carrot Company.
3.1(n)†	Articles of Incorporation of Miracle Fruit Company, dated as of September 12, 1979. Certificate of Amendment of Articles of Incorporation of Miracle Fruit Company, dated as of October 1, 1979, changed the company’s name to Blue Goose Growers, Inc. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of June 11, 1990. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of February 15, 1991, changed the company’s name to Dole Citrus.
3.1(o)†	Articles of Incorporation of Dole DF&N, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole DF&N, Inc., dated as of December 13, 1989.
3.1(p)†	General Partnership Agreement of Dole Dried Fruit and Nut Company, a California general partnership, dated as of October 15, 1995.
3.1(q)†	Articles of Incorporation of Canfield Farming Company, dated as of July 17, 1963. Certificate of Amendment of Articles of Incorporation of Canfield Farming Company, dated as of March 15, 1971, changed the company’s name to Tenneco Farming Company. Certificate of Amendment of Articles of Incorporation of Tenneco Farming Company, dated as of January 6, 1988, changed the company’s name to Sun Giant Farming, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant Farming, Inc., dated as of April 25, 1988, changed the company’s name to Dole Farming, Inc. Certificate of Amendment of Articles of Incorporation of Dole Farming, Inc., dated as of June 11, 1990.
3.1(r)†	Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of July 14, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of January 2, 1990, changed the company’s name to Dole Fresh Vegetables, Inc.
3.1(s)†	Restated Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of October 15, 1986. Certificate of Amendment of Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of November 14, 1986. Certificate of Amendment of Articles of Incorporation, dated as of April 20, 1988, changed the company’s name to Dole Nut Company. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of January 28, 1998, changed the company’s name to Dole Orland, Inc.
3.1(t)†	Articles of Incorporation of S & J Ranch, Inc., dated as of December 15, 1952. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of September 27, 2000, changed the company’s name to Dole Visage, Inc.
3.1(u)†	Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of November 25, 1975. Certificate of Amendment of Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of July 25, 1984, changed the company’s name to E.T. Wall Company. Certificate of Amendment of Articles of Incorporation of E.T. Wall Company, dated as of June 11, 1990.
3.1(v)†	Articles of Incorporation of Earlibest Orange Association, Inc., dated as of November 7, 1963. Certificate of Amendment of Articles of Incorporation of Earlibest Orange Association, Inc., dated as of December 13, 1989.

Exhibit
Number	Title

3.1(w)†	Articles of Incorporation of The Citrus Company, dated as of February 1, 1984. Certificate of Amendment of Articles of Incorporation of The Citrus Company, dated as of February 16, 1984, changed the company’s name to Fallbrook Citrus Company, Inc. Certificate of Amendment of Articles of Incorporation, dated as of March 15, 1994. Certificate of Amendment of Articles of Incorporation of Fallbrook Citrus Company, Inc., dated as of June 11, 1990.
3.1(x)†	Articles of Incorporation of Lindero Headquarters Company, Inc., dated as of February 12, 1998.
3.1(y)†	Articles of Incorporation of Lindero Property, Inc., dated as of October 10, 1991.
3.1(z)†	Articles of Incorporation of Oceanview Produce Company, dated as of June 15, 1989. Certificate of Amendment of Articles of Incorporation of Oceanview Produce Company, dated as of August 7, 1989.
3.1(aa)†	Articles of Incorporation of Prairie Vista, Inc., dated as of November 23, 1953.
3.1(ab)†	Articles of Incorporation of Kingsize Packing Co., dated as of February 5, 1990. Certificate of Amendment of Articles of Incorporation of Kingsize Packing Co., dated as of March 30, 1990, changed the company’s name to Royal Packing Co.
3.1(ac)†	Articles of Incorporation of Trojan Transport Co., dated as of August 31, 1955. Certificate of Amendment of Articles of Incorporation of Trojan Transport Co., dated as of July 31, 1956, changed the company’s name to Trojan Transportation and Warehouse Co. Certificate of Amendment of Articles of Incorporation of Trojan Transportation Co., dated as of January 24, 1961, changed the company’s name to Veltman Terminal Co.
3.1(ad)†	Certificate of Incorporation of Bananera Antillana (Columbia), Inc., dated as of November 16, 1977.
3.1(ae)†	Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990. Certificate of Amendment of Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990.
3.1(af)†	Certificate of Incorporation of Tenneco Sudan, Inc., dated as of June 8, 1977. Certificate of Amendment of Certificate of Incorporation of Tenneco Sudan, Inc., dated as of December 10, 1986, changed the company’s name to Tenneco Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Tenneco Realty Development Holding Corporation, dated as of April 21, 1988, changed the company’s name to Oceanic California Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Oceanic California Realty Development Holding Corporation, dated as of November 16, 1990, changed the company’s name to Castle & Cooke Bakersfield Holdings, Inc. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Bakersfield Holdings, Inc., dated as of March 18, 1996, changed the company’s name to Delphinium Corporation.
3.1(ag)†	Certificate of Incorporation of Standard Banana Company, dated as of March 21, 1955. Certificate of Amendment of Certificate of Incorporation of Standard Banana Company, dated as of January 8, 1971, changed the company’s name to Standard Fruit Sales Company. Certificate of Amendment of Certificate of Incorporation of Standard Fruit Sales Company, dated as of June 6, 1973, changed the company’s name to Castle & Cooke Food Sales Company. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Food Sales Company, dated as of September 25, 1984, changed the company’s name to Dole Europe Company. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988.
3.1(ah)†	Certificate of Incorporation of Castle Aviation, Inc., dated as of June 25, 1987. Certificate of Amendment of Certificate of Incorporation of Castle Aviation, Inc., dated as of April 10, 1992, changed the company’s name to Dole Foods Flight Operations, Inc.
3.1(ai)†	Certificate of Incorporation of Cut Flower Exchange, Inc., dated as of February 11, 1988. Certificate of Merger, dated as of July 31, 1991, changed the company’s name Sunburst Farms, Inc. Certificate of Amendment of Certificate of Incorporation of Sunburst Farms, Inc., dated as of June 23, 1999, changed the company’s name to Dole Fresh Flowers, Inc.
3.1(aj)†	Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of November 7, 1927. Certificate of Ownership and Merger in Wenatchee-Beebe Orchard Company, dated as of June 23, 1943. Certificate of Amendment of Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of April 20, 1983, changed the company’s name to Beebe Orchard Company. Certificate of Merger of Wells and Wade Fruit Company and Beebe Orchard Company, dated as of March 23, 2001, changed the company’s name to Dole Northwest, Inc.

Exhibit
Number	Title

3.1(ak)†	Certificate of Incorporation of Dole Sunburst Express, Inc. Certificate of Amendment of Certificate of Incorporation of Dole Sunburst Express, Inc., dated as of July 21, 1996, changed the company’s name to Dole Sunfresh Express, Inc.
3.1(al)†	Certificate of Incorporation of Standard Fruit and Steamship Company, dated as of January 2, 1968.
3.1(am)†	Certificate of Incorporation of Standard Fruit Company, dated as of March 14, 1955. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988.
3.1(an)†	Certificate of Incorporation of Produce America, Inc., dated as of June 24, 1982. Certificate of Amendment of Certificate of Incorporation Before Payment of Capital of Produce America, Inc., dated as of October 29, 1982, changed the company’s name to CCFV, Inc. Certificate of Amendment of Certificate of Incorporation of CCFV, Inc., dated as of September 29, 1983, changed the company’s name to Sun Country Produce, Inc.
3.1(ao)†	Certificate of Incorporation of West Foods, Inc., dated as of March 9, 1973.
3.1(ap)†	Certificate of Incorporation of Cool Advantage, Inc., dated as of December 14, 1998.
3.1(aq)†	Articles of Incorporation of Cool Care Consulting, Inc., dated as of September 16, 1986. Articles of Amendment of Cool Care Consulting, Inc., dated as of April 4, 1996, changed the company’s name to Cool Care, Inc.
3.1(ar)†	Articles of Incorporation of Flowernet, Inc., dated as of September 11, 1987.
3.1(as)†	Articles of Incorporation of Saw Grass Transport, Inc., dated as of June 24, 1999.
3.1(at)†	Articles of Incorporation of Castle & Cooke Development Corporation, dated as of June 8, 1992. Articles of Amendment to Change Corporate Name, dated as of March 1, 1993, changed the company’s name to Castle & Cooke Communities, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Blue Anthurium, Inc.
3.1(au)†	Articles of Incorporation of Dole Acquisition Corporation, dated as of October 13, 1994. Articles of Amendment to Change Corporate Name, dated as of January 10, 1995, changed the company’s name to Castle & Cooke Homes, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Cerulean, Inc.
3.1(av)†	Articles of Incorporation of Castle & Cooke Land Company, Inc., dated as of March 8, 1990. Articles of Amendment to Change Corporate Name, dated as of May 7, 1997, changed the company’s name to Dole Diversified, Inc.
3.1(aw)†	Articles of Association of Kohala Sugar Company, dated as of February 3, 1863. Articles of Amendment to Change Corporate Name, dated as of May 1, 1989, changed the company’s name to Dole Land Company, Inc.
3.1(ax)†	Articles of Incorporation of Dole Packaged Foods Corporation, dated as of April 4, 1990.
3.1(ay)†	Articles of Association of Oceanic Properties, Inc., dated as of May 19, 1961. Articles of Amendment to Change Corporate Name, dated as of October 23, 1990, changed the company’s name to Castle & Cooke Properties, Inc. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to La Petite d’Agen, Inc.
3.1(az)†	Articles of Incorporation of Lanai Holdings, Inc., dated as of May 4, 1990. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of January 22, 1996, changed the company’s name to Malaga Company, Inc.
3.1(ba)†	Articles of Incorporation of M K Development, Inc., dated as of February 26, 1988. Articles of Amendment, dated as of November 26, 1990.
3.1(bb)†	Articles of Incorporation of Mililani Town, Inc., dated as of December 29, 1966. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, December 24, 1990, changed the company’s name to Castle & Cooke Residential, Inc. Articles of Amendment to Change Corporate Name, dated as of October 21, 1993, changed the company’s name to Castle & Cooke Homes Hawaii, Inc. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Muscat, Inc.

Exhibit
Number	Title

3.1(bc)†	Articles of Incorporation of Oahu Transport Company, Limited, dated as of April 15, 1947. Articles of Amendment, dated as of July 24, 1987. Articles of Amendment, dated as of May 1997.
3.1(bd)†	Articles of Incorporation of Wahiawa Water Company, Inc., dated as of June 24, 1975.
3.1(be)†	Articles of Incorporation of Waialua Sugar Company, Inc., dated as of January 12, 1968. Certificate of Amendment, dated as of January 24, 1986.
3.1(bf)†	Certificate of Incorporation of Lanai Company, Inc., dated as of June 15, 1970. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Zante Currant, Inc.
3.1(bg)†	Articles of Incorporation of Diversified Imports Co., dated as of December 1, 1987.
3.1(bh)†	Articles of Incorporation of Dole Assets, Inc., dated as of September 9, 1997.
3.1(bi)†	Articles of Incorporation of Dole Fresh Fruit Company, dated as of September 12, 1985.
3.1(bj)†	Articles of Incorporation of Castle & Cooke Fresh Fruit, Inc., dated as of October 27, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Fruit Company, dated as of May 9, 1997, changed the company’s name to Dole Holdings Inc.
3.1(bk)†	Articles of Incorporation of Dole Logistics Services, Inc., dated as of February 4, 1993.
3.1(bl)†	Articles of Incorporation of Dole Ocean Cargo Express, Inc., dated as of July 8, 1999.
3.1(bm)†	Articles of Incorporation of Dole Ocean Liner Express, Inc., dated as of June 3, 1993.
3.1(bn)†	Articles of Incorporation of Renaissance Capital Corporation, dated as of July 28, 1995.
3.1(bo)†	Certificate of Incorporation of Sun Giant, Inc., dated as of December 8, 1987.
3.1(bp)†	Certificate of Incorporation of Miradero Fishing Company, Inc., dated as of August 9, 1971.
3.1(bq)†	Articles of Incorporation of DNW Services Company, dated as of June 4, 1998.
3.1(br)†	Articles of Incorporation of Pacific Coast Truck Company, dated as of June 27, 1995.
3.1(bs)†	Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of July 28, 1959. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of May 26, 1972. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of August 30, 1973. Amendment to Articles of Incorporation, dated as of June 25, 1976.
3.1(bt)*	Articles of Organization-Conversion of Dole Packaged Foods, LLC, dated as of December 30, 2005.
3.2(a)	By-Laws of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.2 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, File No. 1-4455).
3.2(b)†	Form of By-Laws of the Additional Registrants.
3.2(c)*	Limited Liability Company Agreement of Dole Packaged Foods, LLC, dated as of December 30, 2005.
4.1	Indenture, dated as of July 15, 1993, between Dole and Chase Manhattan Bank and Trust Company (formerly Chemical Trust Company of California) (incorporated by reference to Exhibit 4.6 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).
4.2	First Supplemental Indenture, dated as of April 30, 2002, between Dole and J.P. Morgan Trust Company, National Association, to the Indenture dated as of July 15, 1993, pursuant to which $400 million of Dole’s senior notes due 2009 were issued (incorporated by reference to Exhibit 4.9 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).
4.3	Officers’ Certificate, dated August 3, 1993, pursuant to which $175 million of Dole’s debentures due 2013 were issued (incorporated by reference to Exhibit 4.3 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999, File No. 1-4455).
4.4	Second Supplemental Indenture, dated as of March 28, 2003, between Dole and Wells Fargo Bank, National Association (successor trustee to J.P. Morgan Trust Company), to the Indenture dated as of July 15, 1993 (incorporated by reference to Exhibit 4.10 to Dole’s Current Report on Form 8-K, event date April 4, 2003, File No. 1-4455).

Exhibit
Number	Title

4.5†	Agreement of Removal, Appointment and Acceptance, dated as of March 28, 2003, by and among Dole, J.P. Morgan Trust Company, National Association, successor in interest to Chemical Trust Company of California, as Prior Trustee, and Wells Fargo Bank, National Association.
4.6†	Third Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee.
4.7	Indenture, dated as of March 28, 2003, by and among Dole, the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee, pursuant to which $475 million of Dole’s 8 7/8% senior notes due 2011 were issued (incorporated by reference to Exhibit 4.10 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, File No. 1-4455).
4.8†	First Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee.
4.9	Form of Global Note and Guarantee for Dole’s new 8 7/8% senior notes due 2011 (included as Exhibit B to Exhibit Number 4.7 hereto).
4.11†	Indenture, dated as of May 29, 2003, by and among Dole, the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee, pursuant to which $400 million of Dole’s 7 1/4% senior notes due 2010 were issued.
4.12†	First Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee.
4.13	Form of Global Note and Guarantee for Dole’s 7 1/4% senior notes due 2010 (included as Exhibit A to Exhibit Number 4.11 hereto).
4.14	Dole Food Company, Inc. Master Retirement Savings Trust Agreement, dated as of February 1, 1999, between Dole and The Northern Trust Company (incorporated by reference to Exhibit 4.7 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999, File No. 1-4455).
10.1	Credit Agreement, dated as of March 28, 2003, amended and restated as of April 18, 2005 and further amended and restated as of April 12, 2006, among DHM Holding Company, Inc., a Delaware corporation, Dole Holding Company, LLC, a Delaware limited liability company, Dole Food Company, Inc., a Delaware corporation, Solvest, Ltd., a company organized under the laws of Bermuda, the Lenders from time to time party hereto, Deutsche Bank AG New York Branch, as Deposit Bank, Deutsche Bank AG New York Branch, as Administrative Agent, Banc Of America Securities LLC, as Syndication Agent, The Bank of Nova Scotia, as Documentation Agent and Deutsche Bank Securities Inc., as Lead Arranger and Sole Book Runner (incorporated by reference to Exhibit 10.1 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-4455).
10.2	Credit Agreement, dated as of April 12, 2006, among DHM Holding Company, Inc., a Delaware corporation, Dole Holding Company, LLC, a Delaware limited liability company, Dole Food Company, Inc., a Delaware corporation, the Lenders party hereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, Banc of America Securities LLC, as Syndication Agent, Deutsche Bank Securities LLC and Banc of America Securities LLC, as Joint Book Running Managers and Deutsche Bank Securities Inc. as Lead Arranger (incorporated by reference to Exhibit 10.2 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-4455).
10.3	Dole’s Supplementary Executive Retirement Plan, effective January 1, 1989, First Restatement (incorporated by reference to Exhibit 10(c) to Dole’s Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-4455). This Plan was amended on March 22, 2001 (the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455).
10.4	Dole’s Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-4455). This Plan was amended on March 22, 2001 (the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455).

Exhibit
Number	Title

10.5	Dole’s 1996 Non-Employee Directors Deferred Stock and Cash Compensation Plan, as amended effective October 9, 1998 (incorporated by reference to Exhibit 10 to Dole’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 10, 1998, File No. 1-4455). This Plan was amended on March 22, 2001 (the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455).
10.6	Schedule of executive officers having Form 1 Change of Control Agreement (incorporated by reference to Exhibit 10.7 to Dole’s Current Report on Form 8-K dated February 4, 2005, File No. 1-4455).
10.7	Form 1 Change of Control Agreement (incorporated by reference to Exhibit 10.14 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).
12*	Ratio of Earnings to Fixed Charges.
21*	Subsidiaries of Dole Food Company, Inc.
23*	Consent of Deloitte & Touche LLP.
31.1*	Certification by the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification by the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification by the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification by the Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

†	Incorporated by reference to the correspondingly numbered exhibits to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004, File No. 333-106493

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dole Food Company, Inc.
Registrant

By:	/s/ David H. Murdock
David H. Murdock
Chairman and Chief Executive Officer

March 23, 2007

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

/s/ David H. Murdock David H. Murdock	Chairman of the Board and Chief Executive Officer and Director	March 23, 2007

/s/ Richard J. Dahl Richard J. Dahl	President and Chief Operating Officer and Director	March 23, 2007

/s/ C. Michael Carter C. Michael Carter	Executive Vice President, General Counsel and Corporate Secretary and Director	March 23, 2007

/s/ Scott A. Griswold Scott A. Griswold	Executive Vice President, Corporate Development and Director	March 23, 2007

/s/ Roberta Wieman Roberta Wieman	Executive Vice President, Chief of Staff and Director	March 23, 2007

/s/ Joseph S. Tesoriero Joseph S. Tesoriero	Vice President and Chief Financial Officer	March 23, 2007

/s/ Yoon J. Hugh Yoon J. Hugh	Vice President, Controller and Chief Accounting Officere (Principal Accounting Officer)	March 23, 2007

Andrew J. Conrad	Director	March , 2007

/s/ David A. Delorenzo David A. Delorenzo	Director	March 23, 2007

/s/ Justin Murdock Justin Murdock	Director	March 23, 2007

/s/ Edward C. Roohan Edward C. Roohan	Director	March 23, 2007

DOLE FOOD COMPANY, INC.

VALUATION AND QUALIFYING ACCOUNTS

		Additions	Deductions
	Balance at			Charged to	Balance at
	Beginning	Charged to Costs		Other	End of
	of Period	and Expenses		Accounts(A)	Period
	(In thousands)

Year Ended December 30, 2006
Allowance for doubtful accounts
Trade receivables	$44,154	$16,259	$(9,857)	$(2,750)	$47,806
Notes and other current receivables	14,431	2,382	(1,936)	(51)	14,826
Long-term notes and other receivables	12,583	2,045	(1,161)	4,460	17,927
Year Ended December 31, 2005
Allowance for doubtful accounts
Trade receivables	$49,312	$21,121	$(22,673)	$(3,606)	$44,154
Notes and other current receivables	16,221	3,496	(8,760)	3,474	14,431
Long-term notes and other receivables	8,670	1,354	(2,207)	4,766	12,583
Year Ended January 1, 2005
Allowance for doubtful accounts
Trade receivables	$53,471	$10,128	$(12,672)	$(1,615)	$49,312
Notes and other current receivables	17,125	5,486	(4,875)	(1,515)	16,221
Long-term notes and other receivables	3,759	5,032	(7,336)	7,215	8,670

Note:

(A)	Purchase accounting and transfers among accounts

Exhibit Index

Exhibit
Number	Title

3.1(a)	Amended and Restated Certificate of Incorporation of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.1 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, File No. 1-4455).
3.1(b)†	Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of January 12, 1988. Articles of Amendment to the Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke Arizona, Inc. Articles of Amendment to the Articles of Incorporation of Castle & Cooke Arizona, Inc., dated as of December 21, 1995, changed the company’s name to Calazo Corporation.
3.1(c)†	Articles of Incorporation of AG 1970, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1970, Inc., dated as of December 13, 1989.
3.1(d)†	Articles of Incorporation of AG 1971, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1971, Inc., dated as of December 13, 1989.
3.1(e)†	Articles of Incorporation of AG 1972, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1972, Inc., dated as of December 13, 1989.
3.1(f)†	Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of February 10, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of March 18, 1996, changed the company’s name to Alyssum Corporation.
3.1(g)†	Articles of Incorporation of Barclay Hollander Curci, Inc., dated as of February 28, 1969. Certificate of Amendment of Articles of Incorporation, dated as of February 1975, changed the company’s name to Barclay Hollander Corporation. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of November 26, 1980. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of June 11, 1990.
3.1(h)†	Articles of Incorporation of Grandma Mac’s Orchard, dated as of August 27, 1976. Certificate of Amendment of Articles of Incorporation of Grandma Mac’s Orchard, dated as of January 6, 1988, changed the company’s name to Sun Giant, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant, Inc., dated as of March 4, 1988, changed the company’s name to Dole Bakersfield, Inc. Certificate of Amendment of Articles of Incorporation of Dole Bakersfield, Inc., dated as of June 11, 1990. Agreement of Merger of Bud Antle, Inc. and Dole Bakersfield, Inc., dated as of December 18, 2000, changed the company’s name to Bud Antle, Inc.
3.1(i)†	Articles of Incorporation of Lake Anderson Corporation, dated as of June 26, 1964. Certificate of Amendment of Articles of Incorporation, dated as of November 12, 1971. Certificate of Amendment of Articles of Incorporation, dated as of August 28, 1972, changed the company’s name to Oceanic California Inc. Certificate of Amendment of Articles of Incorporation, dated as of July 14, 1977. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of June 17, 1981. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke California, Inc. Certificate of Amendment of Articles of Incorporation of Castle & Cooke California, Inc., dated as of December 21, 1995, changed the company’s name to Calicahomes, Inc.
3.1(j)†	Articles of Incorporation of California Polaris, Inc., dated as of April 6, 1979.
3.1(k)†	Articles of Incorporation of Dole ABPIK, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole ABPIK, Inc., dated as of December 13, 1989.
3.1(l)†	Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of June 8, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of March 18, 1996, changed the company’s name to Dole Arizona Dried Fruit and Nut Company.
3.1(m)†	Articles of Incorporation of CCJM, Inc., dated as of December 11, 1989. Certificate of Amendment of Articles of Incorporation of CCJM, Inc., dated as of September 9, 1991, changed the company’s name to Dole Carrot Company.
3.1(n)†	Articles of Incorporation of Miracle Fruit Company, dated as of September 12, 1979. Certificate of Amendment of Articles of Incorporation of Miracle Fruit Company, dated as of October 1, 1979, changed the company’s name to Blue Goose Growers, Inc. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of June 11, 1990. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of February 15, 1991, changed the company’s name to Dole Citrus.

Exhibit
Number	Title

3.1(o)†	Articles of Incorporation of Dole DF&N, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole DF&N, Inc., dated as of December 13, 1989.
3.1(p)†	General Partnership Agreement of Dole Dried Fruit and Nut Company, a California general partnership, dated as of October 15, 1995.
3.1(q)†	Articles of Incorporation of Canfield Farming Company, dated as of July 17, 1963. Certificate of Amendment of Articles of Incorporation of Canfield Farming Company, dated as of March 15, 1971, changed the company’s name to Tenneco Farming Company. Certificate of Amendment of Articles of Incorporation of Tenneco Farming Company, dated as of January 6, 1988, changed the company’s name to Sun Giant Farming, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant Farming, Inc., dated as of April 25, 1988, changed the company’s name to Dole Farming, Inc. Certificate of Amendment of Articles of Incorporation of Dole Farming, Inc., dated as of June 11, 1990.
3.1(r)†	Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of July 14, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of January 2, 1990, changed the company’s name to Dole Fresh Vegetables, Inc.
3.1(s)†	Restated Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of October 15, 1986. Certificate of Amendment of Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of November 14, 1986. Certificate of Amendment of Articles of Incorporation, dated as of April 20, 1988, changed the company’s name to Dole Nut Company. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of January 28, 1998, changed the company’s name to Dole Orland, Inc.
3.1(t)†	Articles of Incorporation of S & J Ranch, Inc., dated as of December 15, 1952. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of September 27, 2000, changed the company’s name to Dole Visage, Inc.
3.1(u)†	Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of November 25, 1975. Certificate of Amendment of Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of July 25, 1984, changed the company’s name to E.T. Wall Company. Certificate of Amendment of Articles of Incorporation of E.T. Wall Company, dated as of June 11, 1990.
3.1(v)†	Articles of Incorporation of Earlibest Orange Association, Inc., dated as of November 7, 1963. Certificate of Amendment of Articles of Incorporation of Earlibest Orange Association, Inc., dated as of December 13, 1989.
3.1(w)†	Articles of Incorporation of The Citrus Company, dated as of February 1, 1984. Certificate of Amendment of Articles of Incorporation of The Citrus Company, dated as of February 16, 1984, changed the company’s name to Fallbrook Citrus Company, Inc. Certificate of Amendment of Articles of Incorporation, dated as of March 15, 1994. Certificate of Amendment of Articles of Incorporation of Fallbrook Citrus Company, Inc., dated as of June 11, 1990.
3.1(x)†	Articles of Incorporation of Lindero Headquarters Company, Inc., dated as of February 12, 1998.
3.1(y)†	Articles of Incorporation of Lindero Property, Inc., dated as of October 10, 1991.
3.1(z)†	Articles of Incorporation of Oceanview Produce Company, dated as of June 15, 1989. Certificate of Amendment of Articles of Incorporation of Oceanview Produce Company, dated as of August 7, 1989.
3.1(aa)†	Articles of Incorporation of Prairie Vista, Inc., dated as of November 23, 1953.
3.1(ab)†	Articles of Incorporation of Kingsize Packing Co., dated as of February 5, 1990. Certificate of Amendment of Articles of Incorporation of Kingsize Packing Co., dated as of March 30, 1990, changed the company’s name to Royal Packing Co.
3.1(ac)†	Articles of Incorporation of Trojan Transport Co., dated as of August 31, 1955. Certificate of Amendment of Articles of Incorporation of Trojan Transport Co., dated as of July 31, 1956, changed the company’s name to Trojan Transportation and Warehouse Co. Certificate of Amendment of Articles of Incorporation of Trojan Transportation Co., dated as of January 24, 1961, changed the company’s name to Veltman Terminal Co.
3.1(ad)†	Certificate of Incorporation of Bananera Antillana (Columbia), Inc., dated as of November 16, 1977.

Exhibit
Number	Title

3.1(ae)†	Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990. Certificate of Amendment of Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990.
3.1(af)†	Certificate of Incorporation of Tenneco Sudan, Inc., dated as of June 8, 1977. Certificate of Amendment of Certificate of Incorporation of Tenneco Sudan, Inc., dated as of December 10, 1986, changed the company’s name to Tenneco Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Tenneco Realty Development Holding Corporation, dated as of April 21, 1988, changed the company’s name to Oceanic California Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Oceanic California Realty Development Holding Corporation, dated as of November 16, 1990, changed the company’s name to Castle & Cooke Bakersfield Holdings, Inc. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Bakersfield Holdings, Inc., dated as of March 18, 1996, changed the company’s name to Delphinium Corporation.
3.1(ag)†	Certificate of Incorporation of Standard Banana Company, dated as of March 21, 1955. Certificate of Amendment of Certificate of Incorporation of Standard Banana Company, dated as of January 8, 1971, changed the company’s name to Standard Fruit Sales Company. Certificate of Amendment of Certificate of Incorporation of Standard Fruit Sales Company, dated as of June 6, 1973, changed the company’s name to Castle & Cooke Food Sales Company. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Food Sales Company, dated as of September 25, 1984, changed the company’s name to Dole Europe Company. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988.
3.1(ah)†	Certificate of Incorporation of Castle Aviation, Inc., dated as of June 25, 1987. Certificate of Amendment of Certificate of Incorporation of Castle Aviation, Inc., dated as of April 10, 1992, changed the company’s name to Dole Foods Flight Operations, Inc.
3.1(ai)†	Certificate of Incorporation of Cut Flower Exchange, Inc., dated as of February 11, 1988. Certificate of Merger, dated as of July 31, 1991, changed the company’s name Sunburst Farms, Inc. Certificate of Amendment of Certificate of Incorporation of Sunburst Farms, Inc., dated as of June 23, 1999, changed the company’s name to Dole Fresh Flowers, Inc.
3.1(aj)†	Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of November 7, 1927. Certificate of Ownership and Merger in Wenatchee-Beebe Orchard Company, dated as of June 23, 1943. Certificate of Amendment of Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of April 20, 1983, changed the company’s name to Beebe Orchard Company. Certificate of Merger of Wells and Wade Fruit Company and Beebe Orchard Company, dated as of March 23, 2001, changed the company’s name to Dole Northwest, Inc.
3.1(ak)†	Certificate of Incorporation of Dole Sunburst Express, Inc. Certificate of Amendment of Certificate of Incorporation of Dole Sunburst Express, Inc., dated as of July 21, 1996, changed the company’s name to Dole Sunfresh Express, Inc.
3.1(al)†	Certificate of Incorporation of Standard Fruit and Steamship Company, dated as of January 2, 1968.
3.1(am)†	Certificate of Incorporation of Standard Fruit Company, dated as of March 14, 1955. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988.
3.1(an)†	Certificate of Incorporation of Produce America, Inc., dated as of June 24, 1982. Certificate of Amendment of Certificate of Incorporation Before Payment of Capital of Produce America, Inc., dated as of October 29, 1982, changed the company’s name to CCFV, Inc. Certificate of Amendment of Certificate of Incorporation of CCFV, Inc., dated as of September 29, 1983, changed the company’s name to Sun Country Produce, Inc.
3.1(ao)†	Certificate of Incorporation of West Foods, Inc., dated as of March 9, 1973.
3.1(ap)†	Certificate of Incorporation of Cool Advantage, Inc., dated as of December 14, 1998.
3.1(aq)†	Articles of Incorporation of Cool Care Consulting, Inc., dated as of September 16, 1986. Articles of Amendment of Cool Care Consulting, Inc., dated as of April 4, 1996, changed the company’s name to Cool Care, Inc.
3.1(ar)†	Articles of Incorporation of Flowernet, Inc., dated as of September 11, 1987.
3.1(as)†	Articles of Incorporation of Saw Grass Transport, Inc., dated as of June 24, 1999.

Exhibit
Number	Title

3.1(at)†	Articles of Incorporation of Castle & Cooke Development Corporation, dated as of June 8, 1992. Articles of Amendment to Change Corporate Name, dated as of March 1, 1993, changed the company’s name to Castle & Cooke Communities, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Blue Anthurium, Inc.
3.1(au)†	Articles of Incorporation of Dole Acquisition Corporation, dated as of October 13, 1994. Articles of Amendment to Change Corporate Name, dated as of January 10, 1995, changed the company’s name to Castle & Cooke Homes, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Cerulean, Inc.
3.1(av)†	Articles of Incorporation of Castle & Cooke Land Company, Inc., dated as of March 8, 1990. Articles of Amendment to Change Corporate Name, dated as of May 7, 1997, changed the company’s name to Dole Diversified, Inc.
3.1(aw)†	Articles of Association of Kohala Sugar Company, dated as of February 3, 1863. Articles of Amendment to Change Corporate Name, dated as of May 1, 1989, changed the company’s name to Dole Land Company, Inc.
3.1(ax)†	Articles of Incorporation of Dole Packaged Foods Corporation, dated as of April 4, 1990.
3.1(ay)†	Articles of Association of Oceanic Properties, Inc., dated as of May 19, 1961. Articles of Amendment to Change Corporate Name, dated as of October 23, 1990, changed the company’s name to Castle & Cooke Properties, Inc. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to La Petite d’Agen, Inc.
3.1(az)†	Articles of Incorporation of Lanai Holdings, Inc., dated as of May 4, 1990. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of January 22, 1996, changed the company’s name to Malaga Company, Inc.
3.1(ba)†	Articles of Incorporation of M K Development, Inc., dated as of February 26, 1988. Articles of Amendment, dated as of November 26, 1990.
3.1(bb)†	Articles of Incorporation of Mililani Town, Inc., dated as of December 29, 1966. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, December 24, 1990, changed the company’s name to Castle & Cooke Residential, Inc. Articles of Amendment to Change Corporate Name, dated as of October 21, 1993, changed the company’s name to Castle & Cooke Homes Hawaii, Inc. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Muscat, Inc.
3.1(bc)†	Articles of Incorporation of Oahu Transport Company, Limited, dated as of April 15, 1947. Articles of Amendment, dated as of July 24, 1987. Articles of Amendment, dated as of May 1997.
3.1(bd)†	Articles of Incorporation of Wahiawa Water Company, Inc., dated as of June 24, 1975.
3.1(be)†	Articles of Incorporation of Waialua Sugar Company, Inc., dated as of January 12, 1968. Certificate of Amendment, dated as of January 24, 1986.
3.1(bf)†	Certificate of Incorporation of Lanai Company, Inc., dated as of June 15, 1970. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Zante Currant, Inc.
3.1(bg)†	Articles of Incorporation of Diversified Imports Co., dated as of December 1, 1987.
3.1(bh)†	Articles of Incorporation of Dole Assets, Inc., dated as of September 9, 1997.
3.1(bi)†	Articles of Incorporation of Dole Fresh Fruit Company, dated as of September 12, 1985.
3.1(bj)†	Articles of Incorporation of Castle & Cooke Fresh Fruit, Inc., dated as of October 27, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Fruit Company, dated as of May 9, 1997, changed the company’s name to Dole Holdings Inc.
3.1(bk)†	Articles of Incorporation of Dole Logistics Services, Inc., dated as of February 4, 1993.
3.1(bl)†	Articles of Incorporation of Dole Ocean Cargo Express, Inc., dated as of July 8, 1999.
3.1(bm)†	Articles of Incorporation of Dole Ocean Liner Express, Inc., dated as of June 3, 1993.
3.1(bn)†	Articles of Incorporation of Renaissance Capital Corporation, dated as of July 28, 1995.
3.1(bo)†	Certificate of Incorporation of Sun Giant, Inc., dated as of December 8, 1987.
3.1(bp)†	Certificate of Incorporation of Miradero Fishing Company, Inc., dated as of August 9, 1971.
3.1(bq)†	Articles of Incorporation of DNW Services Company, dated as of June 4, 1998.

Exhibit
Number	Title

3.1(br)†	Articles of Incorporation of Pacific Coast Truck Company, dated as of June 27, 1995.
3.1(bs)†	Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of July 28, 1959. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of May 26, 1972. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of August 30, 1973. Amendment to Articles of Incorporation, dated as of June 25, 1976.
3.1(bt)*	Articles of Organization-Conversion of Dole Packaged Foods, LLC dated as of December 30, 2005
3.2(a)	By-Laws of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.2 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, File No. 1-4455).
3.2(b)†	Form of By-Laws of the Additional Registrants.
3.2(c)*	Limited Liability Agreement of Dole Packaged Foods, LLC dated as of December 30, 2005
4.1	Indenture, dated as of July 15, 1993, between Dole and Chase Manhattan Bank and Trust Company (formerly Chemical Trust Company of California) (incorporated by reference to Exhibit 4.6 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).
4.2	First Supplemental Indenture, dated as of April 30, 2002, between Dole and J.P. Morgan Trust Company, National Association, to the Indenture dated as of July 15, 1993, pursuant to which $400 million of Dole’s senior notes due 2009 were issued (incorporated by reference to Exhibit 4.9 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).
4.3	Officers’ Certificate, dated August 3, 1993, pursuant to which $175 million of Dole’s debentures due 2013 were issued (incorporated by reference to Exhibit 4.3 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999, File No. 1-4455).
4.4	Second Supplemental Indenture, dated as of March 28, 2003, between Dole and Wells Fargo Bank, National Association (successor trustee to J.P. Morgan Trust Company), to the Indenture dated as of July 15, 1993 (incorporated by reference to Exhibit 4.10 to Dole’s Current Report on Form 8-K, event date April 4, 2003, File No. 1-4455).
4.5†	Agreement of Removal, Appointment and Acceptance, dated as of March 28, 2003, by and among Dole, J.P. Morgan Trust Company, National Association, successor in interest to Chemical Trust Company of California, as Prior Trustee, and Wells Fargo Bank, National Association.
4.6†	Third Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee.
4.7	Indenture, dated as of March 28, 2003, by and among Dole, the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee, pursuant to which $475 million of Dole’s 8 7/8% senior notes due 2011 were issued (incorporated by reference to Exhibit 4.10 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, File No. 1-4455).
4.8†	First Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee.
4.9	Form of Global Note and Guarantee for Dole’s new 8 7/8% senior notes due 2011 (included as Exhibit B to Exhibit Number 4.7 hereto).
4.11†	Indenture, dated as of May 29, 2003, by and among Dole, the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee, pursuant to which $400 million of Dole’s 7 1/4% senior notes due 2010 were issued.
4.12†	First Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee.
4.13	Form of Global Note and Guarantee for Dole’s 7 1/4% senior notes due 2010 (included as Exhibit A to Exhibit Number 4.11 hereto).
4.14	Dole Food Company, Inc. Master Retirement Savings Trust Agreement, dated as of February 1, 1999, between Dole and The Northern Trust Company (incorporated by reference to Exhibit 4.7 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999, File No. 1-4455).

Exhibit
Number	Title

10.1	Credit Agreement, dated as of March 28, 2003, amended and restated as of April 18, 2005 and further amended and restated as of April 12, 2006, among DHM Holding Company, Inc., a Delaware corporation, Dole Holding Company, LLC, a Delaware limited liability company, Dole Food Company, Inc., a Delaware corporation, Solvest, Ltd., a company organized under the laws of Bermuda, the Lenders from time to time party hereto, Deutsche Bank AG New York Branch, as Deposit Bank, Deutsche Bank AG New York Branch, as Administrative Agent, Banc Of America Securities LLC, as Syndication Agent, The Bank of Nova Scotia, as Documentation Agent and Deutsche Bank Securities Inc., as Lead Arranger and Sole Book Runner (incorporated by reference to Exhibit 10.1 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-4455).
10.2	Credit Agreement, dated as of April 12, 2006, among DHM Holding Company, Inc., a Delaware corporation, Dole Holding Company, LLC, a Delaware limited liability company, Dole Food Company, Inc., a Delaware corporation, the Lenders party hereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, Banc of America Securities LLC, as Syndication Agent, Deutsche Bank Securities LLC and Banc of America Securities LLC, as Joint Book Running Managers and Deutsche Bank Securities Inc. as Lead Arranger (incorporated by reference to Exhibit 10.2 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-4455).
10.3	Dole’s Supplementary Executive Retirement Plan, effective January 1, 1989, First Restatement (incorporated by reference to Exhibit 10(c) to Dole’s Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-4455). This Plan was amended on March 22, 2001 (the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455).
10.4	Dole’s Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-4455). This Plan was amended on March 22, 2001 (the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455).
10.5	Dole’s 1996 Non-Employee Directors Deferred Stock and Cash Compensation Plan, as amended effective October 9, 1998 (incorporated by reference to Exhibit 10 to Dole’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 10, 1998, File No. 1-4455). This Plan was amended on March 22, 2001 (the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455).
10.6	Schedule of executive officers having Form 1 Change of Control Agreement (incorporated by reference to Exhibit 10.7 to Dole’s Current Report on Form 8-K dated February 4, 2005, File No. 1-4455).
10.7	Form 1 Change of Control Agreement (incorporated by reference to Exhibit 10.14 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).
12*	Ratio of Earnings to Fixed Charges.
21*	Subsidiaries of Dole Food Company, Inc.
23*	Consent of Deloitte & Touche LLP.
31.1*	Certification by the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification by the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification by the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification by the Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

†	Incorporated by reference to the correspondingly numbered exhibits to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004, File No. 333-106493

*	Filed herewith

**	Furnished herewith