Form 10-Q
period 2007-03-24
DOLE FOOD CO INC
filed 2007-05-07
CIK 18169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 24, 2007

or

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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 4, 2007
Common Stock, $0.001 Par Value	1,000

DOLE FOOD COMPANY, INC.

INDEX

		Page
		Number

PART I	Financial Information
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Statements of Operations — Quarters Ended March 24, 2007 and March 25, 2006	3
	Condensed Consolidated Balance Sheets — March 24, 2007 and December 30, 2006	4
	Condensed Consolidated Statements of Cash Flows — Quarters Ended March 24, 2007 and March 25, 2006	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33
PART II	Other Information
Item 1.	Legal Proceedings	33
Item 6.	Exhibits	33
	Signatures	34
	Exhibit Index	35
	Certification by the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
	Certification by the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
	Certification by the Chairman and Chief Executive Office pursuant to Section 906 of the Sarbanes-Oxley Act
	Certification by the Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
Exhibit 3.2(d)
Exhibit 3.2(e)
Exhibit 3.2(f)
Exhibit 3.2(g)
Exhibit 3.2(h)
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I.
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Quarter Ended
	March 24,	March 25,
	2007	2006

Revenues, net	$1,556,133	$1,394,601
Cost of products sold	(1,414,636)	(1,264,725)

Gross margin	141,497	129,876
Selling, marketing and general and administrative expenses	(110,908)	(106,966)

Operating income	30,589	22,910
Other income (expense), net	1,579	(1,086)
Interest income	1,636	1,474
Interest expense	(44,202)	(34,354)

Loss from continuing operations before income taxes, minority interest and equity earnings	(10,398)	(11,056)
Income taxes	(1,241)	4,251
Minority interest, net of income taxes	749	(617)
Equity in earnings of unconsolidated subsidiaries	675	1,522

Loss from continuing operations, net of income taxes	(10,215)	(5,900)
Income from discontinued operations, net of income taxes	—	46

Net loss	$(10,215)	$(5,854)

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 24,	December 30,
	2007	2006

ASSETS
Cash and cash equivalents	$96,580	$92,414
Receivables, net of allowances of $66,060 and $62,632, respectively	845,608	745,730
Inventories	669,944	661,552
Prepaid expenses	69,257	65,388
Deferred income tax assets	66,606	66,606
Assets held-for-sale	4,865	31,588

Total current assets	1,752,860	1,663,278
Investments	64,058	62,736
Property, plant and equipment, net of accumulated depreciation of $890,579 and $840,891, respectively	1,440,984	1,461,961
Goodwill	515,549	545,740
Intangible assets, net	726,122	726,689
Other assets, net	146,571	151,952

Total assets	$4,646,144	$4,612,356

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$478,602	$454,685
Accrued liabilities	466,989	472,288
Current portion of long-term debt	14,427	14,455
Notes payable	71,241	34,129

Total current liabilities	1,031,259	975,557
Long-term debt	2,329,081	2,315,597
Deferred income tax liabilities	315,754	346,595
Other long-term liabilities	585,740	608,191
Minority interests	21,713	25,333
Contingencies (Note 11)
Shareholders’ equity
Common stock — $0.001 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	413,657	409,032
Retained deficit	(37,592)	(53,812)
Accumulated other comprehensive loss	(13,468)	(14,137)

Total shareholders’ equity	362,597	341,083

Total liabilities and shareholders’ equity	$4,646,144	$4,612,356

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Quarter Ended
	March 24,	March 25,
	2007	2006

Operating Activities
Net loss	$(10,215)	$(5,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,187	32,962
Foreign currency exchange losses	2,028	1,044
Asset write-offs, impairments and net (gain) loss on sale of assets	2,225	123
Minority interests and equity earnings, net	(1,424)	(905)
Amortization of debt issuance costs	947	1,124
Provision for deferred income taxes	(8,614)	(5,127)
Pension and other postretirement benefit plan expense	3,966	3,374
Other	138	1,314
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables	(76,345)	(86,568)
Inventories	(13,034)	(24,314)
Prepaid expenses and other assets	(2,375)	(8,242)
Accounts payable	39,793	14,708
Accrued liabilities	(20,583)	(36,495)
Other long-term liabilities	5,255	3,738

Cash flow used in operating activities	(42,051)	(109,118)
Investing Activities
Proceeds from sales of assets	30,777	1,330
Capital additions	(17,873)	(24,206)
Repurchase of common stock in going-private merger transaction	(129)	(100)

Cash flow provided by (used in) investing activities	12,775	(22,976)
Financing Activities
Short-term debt borrowings	36,010	58,666
Short-term debt repayments	(5,526)	(725)
Long-term debt borrowings, net of debt issuance costs	216,711	262,101
Long-term debt repayments	(203,491)	(208,292)
Capital contribution from parent	—	28,390
Dividends paid to minority shareholders	(8,331)	(684)
Dividends paid to parent	—	(3,400)

Cash flow provided by financing activities	35,373	136,056

Effect of foreign currency exchange rate changes on cash	(1,931)	1,166

Increase in cash and cash equivalents	4,166	5,128
Cash and cash equivalents at beginning of period	92,414	48,812

Cash and cash equivalents at end of period	$96,580	$53,940

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) include all adjustments necessary, which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows. The Company operates under a 52/53-week year. The quarters ended March 24, 2007 and March 25, 2006 are twelve weeks in duration. For a summary of significant accounting policies and additional information relating to the Company’s financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 30, 2006.

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

Certain amounts in the prior year financial statements and related footnotes have been reclassified to conform with the 2007 presentation.

NOTE 2 — RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. The Company is required to adopt FAS 159 for the first fiscal year beginning after November 15, 2007. The Company is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

During September 2006, the FASB issued FASB Staff Position AUG AIR-1, Accounting For Planned Major Maintenance Activities (“FSP”), which eliminates the acceptability of the accrue-in-advance method of accounting for planned major maintenance activities. As a result, there are three alternative methods of accounting for planned major maintenance activities: direct expense, built-in-overhaul or deferral. The guidance in this FSP became effective for the Company at the beginning of its fiscal 2007 year and requires retrospective application for all financial statement periods presented. The Company had been accruing for planned major maintenance activities associated with its vessel fleet under the accrue-in-advance method. The Company adopted the deferral method of accounting for planned major maintenance activities associated with its vessel fleet. The adoption of this FSP impacted the following balance sheet accounts at December 30, 2006:

			Adjusted
	December 30,	FSP	December 30,
	2006	Adjustment	2006

(In thousands)
Other assets	$147,590	$4,362	$151,952
Accrued liabilities	$473,797	$(1,509)	$472,288
Retained deficit	$(59,683)	$5,871	$(53,812)

The impact to the condensed consolidated statement of operations for the quarter ended March 25, 2006 was not material.

During June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN 48 also provides guidance on derecognition

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Company adopted FIN 48 at the beginning of its fiscal 2007 year. Refer to Note 4 — Income Taxes for the impact that the adoption of FIN 48 had on the Company’s financial position and results of operations.

NOTE 3 — BUSINESS DISPOSITION

During the fourth quarter of 2006, the Company completed the sale of its Pacific Coast Truck Center (“Pac Truck”) business. The Pac Truck business consisted of a full service truck dealership that provided medium and heavy-duty trucks to customers in the Pacific Northwest region. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), the disposition of Pac Truck qualified for discontinued operations treatment. Accordingly, the historical results of operations of this business have been reclassified. Pursuant to FAS 144, the condensed consolidated statement of cash flows for the quarter ended March 25, 2006 does not reflect the reclassification of Pac Truck as a discontinued operation.

NOTE 4 — INCOME TAXES

Income tax expense for the quarter ended March 24, 2007 of approximately $1.2 million reflects the Company’s expected effective income tax rate of approximately 43.4% for the full fiscal year ending December 30, 2007 applied to the Company’s pre-tax loss for the quarter after excluding $7.6 million of foreign net operating losses for which no benefit is expected to be realized. Income tax expense also includes interest expense of $2.4 million (net of income tax benefits). The income tax benefit for the quarter ended March 25, 2006 of $4.2 million reflects the Company’s then expected effective income tax rate of approximately 38.2%.

For the periods presented, the Company’s effective income tax rate differs from the U.S. federal statutory rate primarily due to earnings from operations being taxed in foreign jurisdictions at a net effective rate lower than the U.S. rate offset by the accrual for current year uncertain tax positions.

Adoption of FIN 48:  As discussed in Note 2, the FASB issued FIN 48 in June 2006. The Company adopted the provisions of FIN 48 at the beginning of its fiscal 2007 year. The adoption of FIN 48 impacted the following balance sheet accounts:

Increase/(Decrease)

(In thousands)
Goodwill	$(30,191)
Deferred income tax liabilities	$(25,655)
Other long-term liabilities	$(30,971)
Retained deficit	$26,435

Including the cumulative effect, at the beginning of the year, the Company had approximately $248.8 million of total gross unrecognized tax benefits. If recognized, approximately $124.3 million, net of federal and state tax benefits, would be recorded as a component of income tax expense and accordingly impact the Company’s effective tax rate.

The Company recognizes accrued interest and penalties related to its unrecognized tax benefits as a component of income tax expense in the condensed consolidated statement of operations. Estimated interest before tax benefits totaled $4 million for the quarter ended March 24, 2007. Accrued interest and penalties before tax benefits was $48.2 million and $52.2 million as of the beginning of fiscal year 2007 and March 24, 2007, respectively.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Dole Food Company or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2001.

Internal Revenue Service Audit:  On June 29, 2006, the IRS completed an examination of the Company’s federal income tax returns for the years 1995 to 2001 and issued a Revenue Agent’s Report (“RAR”) that includes various proposed adjustments. The net tax deficiency associated with the RAR is $175 million, plus interest and penalties. The Company timely filed a protest letter contesting the proposed adjustments contained in the RAR on July 6, 2006 and is pursuing resolution of these issues with the Appeals Division of the IRS. The Company believes that its U.S. federal income tax returns were completed in accordance with applicable laws and regulations and disagrees with the proposed adjustments. The Company also believes that it is adequately reserved with respect to this matter. Management does not believe that any material payments will be made related to these matters within the next twelve months. In addition, management considers it unlikely that the resolution of these matters will have a material adverse effect on its results of operations. The IRS commenced an examination of the Company’s U.S. income tax returns for 2002-2004 in the first quarter of 2007 that is anticipated to be completed by the end of 2008.

At this time, the Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations prior to March 2008.

NOTE 5 — INVENTORIES

The major classes of inventories were as follows:

	March 24,	December 30,
	2007	2006

(In thousands)
Inventories
Finished products	$320,622	$322,122
Raw materials and work in progress	147,385	132,047
Crop-growing costs	140,590	151,533
Operating supplies and other	61,347	55,850

	$669,944	$661,552

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

Goodwill has been allocated to the Company’s reporting segments as follows:

	Fresh	Fresh	Packaged	Fresh-cut
	Fruit	Vegetables	Foods	Flowers	Other	Total

(In thousands)
Balance as of December 30, 2006	$386,625	$93,874	$65,241	$—	$—	$545,740
Adoption of FIN 48	(22,965)	(6,000)	(1,226)	—	—	(30,191)

Balance as of March 24, 2007	$363,660	$87,874	$64,015	$—	$—	$515,549

The goodwill adjustment related to the adoption of FIN 48 resulted from changes to tax contingencies that existed at the time of the going-private merger transaction in 2003.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Details of the Company’s intangible assets were as follows:

	March 24,	December 30,
	2007	2006

(In thousands)
Amortized intangible assets:
Customer relationships	$48,743	$48,298
Other amortized intangible assets	8,815	8,796

	57,558	57,094
Accumulated amortization — customer relationships	(14,067)	(13,056)
Other accumulated amortization	(6,984)	(6,964)

Accumulated amortization — intangible assets	(21,051)	(20,020)

Intangible assets, net	36,507	37,074
Indefinite-lived intangible assets:
Trademark and trade names	689,615	689,615

Total identifiable intangible assets, net	$726,122	$726,689

Amortization expense of intangible assets totaled $1 million for each of the quarters ended March 24, 2007 and March 25, 2006. As of March 24, 2007, the estimated remaining amortization expense associated with the Company’s intangible assets for the remainder of 2007 and in each of the next four fiscal years is as follows:

Fiscal Year	Amount

(In thousands)
2007	$3,353
2008	$4,410
2009	$4,410
2010	$4,410
2011	$4,410

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 7 — NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following amounts:

	March 24,	December 30,
	2007	2006

(In thousands)
Unsecured debt:
8.625% notes due 2009	$350,000	$350,000
7.25% notes due 2010	400,000	400,000
8.875% notes due 2011	200,000	200,000
8.75% debentures due 2013	155,000	155,000
Secured debt:
Revolving credit facilities	181,800	167,600
Term loan facilities	967,688	967,688
Contracts and notes, at a weighted-average interest rate of 8% (7.5% in 2006) through 2010	2,247	2,291
Capital lease obligations	87,613	88,380
Unamortized debt discount	(840)	(907)
Notes payable	71,241	34,129

	2,414,749	2,364,181
Current maturities	(85,668)	(48,584)

	$2,329,081	$2,315,597

The Company amortized deferred debt issuance costs of $1 million and $1.1 million during the quarters ended March 24, 2007 and March 25, 2006, respectively.

As of March 24, 2007, the term loan facilities consisted of $223.3 million of Term Loan B and $744.4 million of Term Loan C. The weighted average variable interest rates at March 24, 2007 for Term Loan B and Term Loan C were LIBOR plus 2%, or 7.5%. Related to the term loan facilities, during 2006 the Company entered into an interest rate swap in order to hedge future changes in interest rates and a cross currency swap to effectively lower the U.S. dollar fixed rate to a Japanese yen fixed interest rate. The fair value of the interest rate swap and cross currency swap was a liability of $7.8 million and an asset of $18.9 million, respectively, at March 24, 2007.

As of March 24, 2007, the asset based revolving credit facility (“ABL revolver”) borrowing base was $327.2 million and the amount outstanding under the ABL revolver was $181.8 million. The weighted average variable interest rate for the ABL revolver was LIBOR plus 1.5%, or 7.1% at March 24, 2007. After taking into account approximately $10 million of outstanding letters of credit issued under the ABL revolver, the Company had approximately $135.4 million available for borrowings as of March 24, 2007. In addition, the Company had approximately $86.6 million of letters of credit and bank guarantees outstanding under its pre-funded letter of credit facility as of March 24, 2007.

Provisions under the indentures to the Company’s senior notes and debentures require the Company to comply with certain covenants. These covenants include financial performance measures, as well as limitations on, among other things, indebtedness, investments, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. At March 24, 2007, the Company was in compliance with all applicable covenants.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 8 — SHAREHOLDERS’ EQUITY

Comprehensive Income (Loss) — The components of comprehensive income (loss) were as follows in each period:

	Quarter Ended
	March 24,	March 25,
	2007	2006

(In thousands)
Net loss	$(10,215)	$(5,854)
Unrealized foreign currency exchange translation gain	1,715	2,278
Reclassification of realized cash flow hedging (gains) losses to net loss	7	(1,271)
Unrealized net gain (loss) on cash flow hedging instruments	(1,053)	8,398

Comprehensive income (loss)	$(9,546)	$3,551

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

Dividends:  During the quarter ended March 25, 2006, the Company declared and paid dividends of $3.4 million to its parent, DHC. The Company did not declare or pay a dividend to its parent during the quarter ended March 24, 2007.

The Company’s ability to declare future dividends is limited under the terms of its senior secured credit facilities and bond indentures. As of March 24, 2007, the Company had no ability to declare and pay future dividends or other similar distributions.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 9 — EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for the Company’s U.S. and international pension plans and other postretirement benefit (“OPRB”) plans were as follows:

	U.S. Pension Plans		Foreign Pension Plans		OPRB Plans
	Quarter Ended		Quarter Ended		Quarter Ended
	March 24,	March 25,	March 24,	March 25,	March 24,	March 25,
	2007	2006	2007	2006	2007	2006

(In thousands)
Components of net periodic benefit cost:
Service cost	$34	$408	$1,440	$878	$71	$65
Interest cost	3,955	3,918	1,971	1,461	896	900
Expected return on plan assets	(4,089)	(4,159)	(556)	(85)	—	—
Amortization of:
Unrecognized net loss (gain)	285	145	119	53	22	(26)
Unrecognized prior service cost (benefit)	—	—	17	11	(211)	(211)
Unrecognized net transition obligation	—	—	12	16	—	—

	$185	$312	$3,003	$2,334	$778	$728

NOTE 10 — SEGMENT INFORMATION

The Company has four reportable operating segments: fresh fruit, fresh vegetables, packaged foods and fresh-cut flowers. These reportable segments are managed separately due to differences in their products, production processes, distribution channels and customer bases.

Management evaluates and monitors segment performance primarily through earnings before interest expense and income taxes (“EBIT”). EBIT is calculated by adding interest expense and income taxes to net income (loss). In 2006, EBIT is calculated by subtracting income from discontinued operations, net of income taxes and adding interest expense and income taxes to net income (loss). Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to the Company as a whole. EBIT is not defined under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered in isolation or as a substitute for net income or cash flow measures prepared in accordance with GAAP or as a measure of the Company’s profitability. Additionally, the Company’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate EBIT in the same fashion.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In the tables below, revenues from external customers and EBIT reflect results from continuing operations.

Revenues from external customers and EBIT for the four reportable operating segments and corporate were as follows:

Results of Operations

	Quarter Ended
	March 24,	March 25,
	2007	2006

(In thousands)
Revenues from external customers
Fresh fruit	$1,046,417	$897,024
Fresh vegetables	244,274	243,203
Packaged foods	228,226	195,947
Fresh-cut flowers	36,964	58,164
Corporate	252	263

	$1,556,133	$1,394,601

	Quarter Ended
	March 24,	March 25,
	2007	2006

(In thousands)
EBIT
Fresh fruit	$30,668	$20,288
Fresh vegetables	2,233	4,560
Packaged foods	15,248	14,881
Fresh-cut flowers	(41)	(395)

Total operating segments	48,108	39,334
Corporate	(12,880)	(15,131)
Interest expense	(44,202)	(34,354)
Income taxes	(1,241)	4,251

Loss from continuing operations, net of income taxes	$(10,215)	$(5,900)

The Company’s equity earnings in unconsolidated subsidiaries, which have been included in EBIT in the table above, relate primarily to the fresh fruit and fresh vegetables operating segments.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Total assets for the reportable operating segments and corporate were as follows:

	March 24,	December 30,
	2007	2006

(In thousands)
Total Assets
Fresh fruit	$2,499,502	$2,451,518
Fresh vegetables	482,511	479,217
Packaged foods	636,257	653,077
Fresh-cut flowers	117,397	115,477

Total operating segments	3,735,667	3,699,289
Corporate	910,477	913,067

	$4,646,144	$4,612,356

NOTE 11 — CONTINGENCIES

The Company is a guarantor of indebtedness to some of its key fruit suppliers and other entities integral to the Company’s operations. At March 24, 2007, guarantees of $3 million consisted primarily of amounts advanced under third-party bank agreements to independent growers that supply the Company with product. The Company has not historically experienced any significant losses associated with these guarantees.

As of March 24, 2007, letters of credit and bank guarantees outstanding under the $100 million pre-funded letter of credit facility totaled $86.6 million. In addition, the Company issues letters of credit and bonds through major banking institutions, insurance companies and its ABL revolver as required by certain regulatory authorities, vendor and other operating agreements. As of March 24, 2007, total letters of credit and bonds outstanding under these arrangements were $136.2 million.

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

The Company also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. The Company guaranteed $157.6 million of its subsidiaries’ obligations to their suppliers and other third parties as of March 24, 2007.

The Company has change of control agreements with certain key executives, under which severance payments and benefits would become payable in the event of specified terminations of employment following a change of control (as defined) of the Company. These agreements are more fully described in Item 11 of the Company’s annual report on Form 10-K for the fiscal year ended December 30, 2006.

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

Currently there are 487 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP, seeking enforcement of Nicaraguan judgments, or seeking to bar Dole’s efforts to resolve DBCP claims in Nicaragua. Nineteen of these lawsuits are currently pending in various jurisdictions in the United States. Of the 19 U.S. lawsuits, 10 have been brought by foreign workers who allege exposure to DBCP in countries where Dole did not have operations during the relevant time period. One case pending in Los Angeles Superior Court with 13 Nicaraguan plaintiffs has a trial date that is pending. The remaining cases are pending in Latin America and the Philippines, including 260 labor cases pending in Costa Rica under that country’s national insurance program. Claimed damages in DBCP cases worldwide total approximately $41 billion, with lawsuits in Nicaragua representing approximately 87% of this amount. In almost all of the non-labor cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against the Company.

In Nicaragua, 187 cases are currently filed in various courts throughout the country, with all but one of the lawsuits brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional.

Twenty-three cases have resulted in judgments in Nicaragua: $489.4 million (nine cases consolidated with 468 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; $64.8 million (one case with 86 claimants) on June 15, 2004; $27.7 million (one case with 39 claimants) on March 17, 2005; $98.5 million (one case with 150 claimants) on August 8, 2005; $46.4 million (one case with 62 claimants) on August 20, 2005; and $809 million (six cases consolidated with 1,248 claimants) on December 1, 2006. The Company has appealed all judgments, with the Company’s appeal of the August 8, 2005 $98.5 million judgment and the December 1, 2006 $809 million judgment currently pending before the Nicaragua Courts of Appeal.

There are 27 active cases currently pending in civil courts in Managua (15), Chinandega (10) and Puerto Cabezas (2), all of which have been brought under Law 364 except for one of the cases pending in Chinandega. In the 26 active cases under Law 364, except for six cases in Chinandega and five cases in Managua, where the Company has not yet been ordered to answer, the Company has sought to have the cases returned to the United States pursuant to Law 364. A Chinandega court in one case has ordered the plaintiffs to respond to our request. In the other two active cases under Law 364 pending there, the Chinandega courts have denied the Company’s

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

requests; and the court in Puerto Cabezas has denied the Company’s request in the two cases there. The Company’s requests in ten of the cases in Managua are still pending; and the Company expects to make similar requests in the remaining five cases at the appropriate time. The Company has appealed the two decisions of the court in Puerto Cabezas and the two decisions of the courts in Chinandega.

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

On October 23, 2006, Dole announced that Standard Fruit de Honduras, S.A. reached an agreement with the Government of Honduras and representatives of Honduran banana workers. This agreement establishes a Worker Program that is intended by the parties to resolve in a fair and equitable manner the claims of male banana workers alleging sterility as a result of exposure to the agricultural chemical DBCP. The Honduran Worker Program will not have a material effect on Dole’s financial condition or results of operations. The official start of the Honduran Worker Program was announced on January 8, 2007. On April 19, 2007, Dole and Shell Oil Company entered into an agreement to include Shell in the Worker Program upon approval of the Government of Honduras and the representatives of the Honduran banana workers.

As to all the DBCP matters, the Company has denied liability and asserted substantial defenses. While Dole believes there is no reliable scientific basis for alleged injuries from the agricultural field application of DBCP, Dole continues to seek reasonable resolution of pending litigation and claims in the U.S. and Latin America. For example, as in Honduras, Dole is committed to finding a prompt resolution to the DBCP claims in Nicaragua, and is prepared to pursue a structured worker program in Nicaragua with science-based criteria. Although no assurance can be given concerning the outcome of these cases, in the opinion of management, after consultation with legal counsel and based on past experience defending and settling DBCP claims, the pending lawsuits are not expected to have a material adverse effect on the Company’s financial condition or results of operations.

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

Honduran Tax Case:  In 2005, the Company received a tax assessment from Honduras of approximately $137 million (including the claimed tax, penalty, and interest through the date of assessment) relating to the disposition of all of the Company’s interest in Cervecería Hondureña, S.A in 2001. The Company believes the assessment is without merit and filed an appeal with the Honduran tax authorities, which was denied. As a result of the denial in the administrative process, in order to negate the tax assessment, on August 5, 2005, the Company proceeded to the next stage of the appellate process by filing a lawsuit against the Honduran government, in the Honduran Administrative Tax Trial Court. The Honduran government is seeking dismissal of the lawsuit and attachment of assets, which the Company is challenging. The Honduran Supreme Court affirmed the decision of the Honduran intermediate appellate court that a statutory prerequisite to challenging the tax assessment on the merits is the payment of the tax assessment or the filing of a payment plan with the Honduran courts; Dole is now challenging the constitutionality of the statute requiring such payment or payment plan. Although no assurance can be given concerning the outcome of this case, in the opinion of management, after consultation with legal counsel, the pending lawsuits and tax-related matters are not expected to have a material adverse effect on the Company’s financial condition or results of operations.

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

Spinach E. coli Outbreak:  On September 15, 2006, Natural Selection Foods LLC recalled all packaged fresh spinach that Natural Selection Foods produced and packaged with Best-If-Used-By dates from August 17 through October 1, 2006, because of reports of illness due to E. coli O157:H7 following consumption of packaged fresh spinach produced by Natural Selection Foods. These packages were sold under 28 different brand names, one of which was DOLE ®. Natural Selection Foods produced and packaged all spinach items under the DOLE label (with the names “Spinach,” “Baby Spinach” and “Spring Mix”). On September 15, 2006, Dole announced that it supported the voluntary recall issued by Natural Selection Foods. Dole has no ownership or other economic interest in Natural Selection Foods.

The U.S. Food and Drug Administration announced on September 29, 2006 that all spinach implicated in the current outbreak has traced back to Natural Selection Foods. The FDA stated that this determination was based on

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

epidemiological and laboratory evidence obtained by multiple states and coordinated by the Centers for Disease Control and Prevention. The trace back investigation has narrowed to four implicated fields on four ranches. FDA and the State of California announced October 12, 2006 that the test results for certain samples collected during the field investigation of the outbreak of E. coli O157:H7 in spinach were positive for E. coli O157:H7. Specifically, samples of cattle feces near one of the implicated ranches tested positive based on matching genetic fingerprints for the same strain of E. coli O157:H7 found in the infected persons.

To date, 204 cases of illness due to E. coli O157:H7 infection have been reported to the Centers for Disease Control and Prevention (203 in 26 states and one in Canada) including 31 cases involving a type of kidney failure called Hemolytic Uremic Syndrome (HUS), 104 hospitalizations, and three deaths. Dole is aware of 15 lawsuits that are pending against Natural Selection Foods and Dole, among others. Dole expects that the vast majority of the spinach E. coli O157:H7 claims will be handled outside the formal litigation process. Since Natural Selection Foods, not Dole, produced and packaged the implicated spinach products, Dole has tendered the defense of these and other claims to Natural Selection Foods and its insurance carriers and has sought indemnity from Natural Selection Foods, based on the provisions of the contract between Dole and Natural Selection Foods. Dole expects that the company (and its insurance carriers) that grew the implicated spinach for Natural Selection Foods also will be involved in the resolution of the E. coli O157:H7 claims. Dole expects that the spinach E. coli O157:H7 matter will not have a material adverse effect on Dole’s financial condition or results of operations.

NOTE 12 — ASSETS HELD-FOR-SALE

The Company reviews its non-core assets with the intention to dispose of those assets that do not meet the Company’s future strategic direction or internal economic return criteria. As a result, the Company is in the process of selling certain long-lived assets. In accordance with FAS 144, the Company has reclassified these assets as held-for-sale.

Total assets held-for-sale, related to property, plant and equipment, net of accumulated depreciation, by segment were are follows:

	March 24,	December 30,
	2007	2006

(In thousands)
Assets held-for-sale by segment:
Fresh fruit	$727	$28,337
Fresh vegetables	3,251	3,251
Fresh-cut flowers	887	—

Total assets held-for-sale	$4,865	$31,588

In March 2007, two of the Company’s non-wholly-owned subsidiaries sold land parcels located in central California to subsidiaries of Castle & Cooke, Inc. (“Castle”) for $40.7 million, of which $30.5 million was in cash and $10.2 million was a note receivable. Castle is owned by David H. Murdock, the Company’s Chairman and Chief Executive Officer. At December 30, 2006, the land parcels were recorded as assets held-for-sale in the consolidated balance sheet. The Company’s share of the gain was approximately $4.6 million, net of income taxes. Since the sale involved the transfer of assets between two parties under common control, the gain on the sale was recorded as an increase to additional paid-in capital.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 13 — BUSINESS RESTRUCTURING

During the first quarter of 2006, the commercial relationship substantially ended between the Company’s wholly-owned subsidiary, Saba Trading AB (“Saba”), and Saba’s largest customer. Saba is a leading importer and distributor of fruit, vegetables and flowers in Scandinavia. Saba’s financial results are included in the fresh fruit reporting segment. Total costs incurred, consisting primarily of employee-related severance costs, amounted to approximately $5.3 million during the quarter ended March 25, 2006. The Company incurred $12.8 million of total related restructuring costs during the 2006 fiscal year. As of March 24, 2007, the remaining amount of accrued severance costs was $1.9 million. The Company currently estimates that this remaining amount will be paid by the end of 2007.

NOTE 14 — GUARANTOR FINANCIAL INFORMATION

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

The following are condensed consolidating statements of operations of the Company for the quarters ended March 24, 2007 and March 25, 2006; condensed consolidating balance sheets as of March 24, 2007 and December 30, 2006; and condensed consolidating statements of cash flows for the quarters ended March 24, 2007 and March 25, 2006.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended March 24, 2007

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$19,541	$696,112	$1,121,054	$(280,574)	$1,556,133
Cost of products sold	(16,734)	(628,642)	(1,044,925)	275,665	(1,414,636)

Gross margin	2,807	67,470	76,129	(4,909)	141,497
Selling, marketing and general and administrative expenses	(15,877)	(44,846)	(55,094)	4,909	(110,908)

Operating income (loss)	(13,070)	22,624	21,035	—	30,589
Equity in subsidiary income	24,560	9,058	—	(33,618)	—
Other income (expense), net	—	—	1,579	—	1,579
Interest income	75	45	1,516	—	1,636
Interest expense	(28,214)	(5)	(15,983)	—	(44,202)

Income (loss) before income taxes, minority interests and equity earnings	(16,649)	31,722	8,147	(33,618)	(10,398)
Income taxes	6,444	(7,606)	(79)	—	(1,241)
Minority interests, net of income taxes	(20)	(174)	943	—	749
Equity in earnings of unconsolidated subsidiaries	10	319	346	—	675

Net income (loss)	$(10,215)	$24,261	$9,357	$(33,618)	$(10,215)

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

For the Quarter Ended March 25, 2006

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$11,329	$697,247	$1,000,921	$(314,896)	$1,394,601
Cost of products sold	(9,696)	(627,423)	(939,363)	311,757	(1,264,725)

Gross margin	1,633	69,824	61,558	(3,139)	129,876
Selling, marketing and general and administrative expenses	(15,498)	(44,563)	(50,044)	3,139	(106,966)

Operating income (loss)	(13,865)	25,261	11,514	—	22,910
Equity in subsidiary income	17,390	(4,665)	—	(12,725)	—
Other income (expense), net	(1)	—	(1,085)	—	(1,086)
Interest income	186	79	1,209	—	1,474
Interest expense	(24,118)	(3)	(10,233)	—	(34,354)

Income (loss) before income taxes, minority interests and equity earnings	(20,408)	20,672	1,405	(12,725)	(11,056)
Income taxes	14,590	(3,864)	(6,475)	—	4,251
Minority interests, net of income taxes	(36)	(254)	(327)	—	(617)
Equity in earnings of unconsolidated subsidiaries	—	450	1,072	—	1,522

Income (loss) from continuing operations, net of income taxes	(5,854)	17,004	(4,325)	(12,725)	(5,900)
Income from discontinued operations, net of income taxes	—	46	—	—	46

Net income (loss)	$(5,854)	$17,050	$(4,325)	$(12,725)	$(5,854)

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 24, 2007

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total

(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$9,777	$(7,162)	$93,965	$—	$96,580
Receivables, net of allowances	310,787	(37,271)	572,092	—	845,608
Inventories	7,301	265,664	396,979	—	669,944
Prepaid expenses	4,725	18,366	46,166	—	69,257
Deferred income tax assets	29,596	24,754	12,256	—	66,606
Assets held-for-sale	727	3,251	887	—	4,865

Total current assets	362,913	267,602	1,122,345	—	1,752,860
Investments	2,096,312	1,725,994	62,286	(3,820,534)	64,058
Property, plant and equipment, net	287,445	346,638	806,901	—	1,440,984
Goodwill	—	151,890	363,659	—	515,549
Intangible assets, net	689,829	24,757	11,536	—	726,122
Other assets, net	40,610	8,998	96,963	—	146,571

Total assets	$3,477,109	$2,525,879	$2,463,690	$(3,820,534)	$4,646,144

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,993	$134,851	$339,758	$—	$478,602
Accrued liabilities	72,607	200,869	193,513	—	466,989
Current portion of long-term debt	1,950	40	12,437	—	14,427
Notes payable	—	—	71,241	—	71,241

Total current liabilities	78,550	335,760	616,949	—	1,031,259
Intercompany payables (receivables)	837,946	38,216	(876,162)	—	—
Long-term debt	1,507,322	84	821,675	—	2,329,081
Deferred income tax liabilities	259,311	20,081	36,362	—	315,754
Other long-term liabilities	431,383	42,865	111,492	—	585,740
Minority interests	—	607	21,106	—	21,713
Total shareholders’ equity	362,597	2,088,266	1,732,268	(3,820,534)	362,597

Total liabilities and shareholders’ equity	$3,477,109	$2,525,879	$2,463,690	$(3,820,534)	$4,646,144

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 30, 2006

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total

(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$7,322	$(6)	$85,098	$—	$92,414
Receivables, net of allowances	306,813	(60,940)	499,857	—	745,730
Inventories	6,914	296,644	357,994	—	661,552
Prepaid expenses	4,806	15,854	44,728	—	65,388
Deferred income tax assets	29,596	24,754	12,256	—	66,606
Assets held-for-sale	906	30,682	—	—	31,588

Total current assets	356,357	306,988	999,933	—	1,663,278
Investments	2,072,618	1,684,500	61,254	(3,755,636)	62,736
Property, plant and equipment, net	288,029	371,014	802,918	—	1,461,961
Goodwill	—	159,939	385,801	—	545,740
Intangible assets, net	689,829	25,606	11,254	—	726,689
Other assets, net	41,232	8,986	101,734	—	151,952

Total assets	$3,448,065	$2,557,033	$2,362,894	$(3,755,636)	$4,612,356

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,530	$137,012	$315,143	$—	$454,685
Accrued liabilities	70,493	237,295	164,500	—	472,288
Current portion of long-term debt	1,950	—	12,505	—	14,455
Notes payable	—	—	34,129	—	34,129

Total current liabilities	74,973	374,307	526,277	—	975,557
Intercompany payables (receivables)	792,577	36,238	(828,815)	—	—
Long-term debt	1,493,053	—	822,544	—	2,315,597
Deferred income tax liabilities	290,152	30,760	25,683	—	346,595
Other long-term liabilities	456,227	42,579	109,385	—	608,191
Minority interests	—	8,278	17,055	—	25,333
Total shareholders’ equity	341,083	2,064,871	1,690,765	(3,755,636)	341,083

Total liabilities and shareholders’ equity	$3,448,065	$2,557,033	$2,362,894	$(3,755,636)	$4,612,356

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended March 24, 2007

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Operating activities
Intercompany dividend income	$17,543	$17,543	$—	$(35,086)	$—
Operating activities	(29,319)	4,244	(16,976)	—	(42,051)

Cash flow provided by (used in) operating activities	(11,776)	21,787	(16,976)	(35,086)	$(42,051)

Investing activities
Proceeds from sales of assets	260	15	30,502	—	30,777
Capital additions	(100)	(9,196)	(8,577)	—	(17,873)
Repurchase of common stock in the going-private merger transaction	(129)	—	—	—	(129)

Cash flow provided by (used in) investing activities	31	(9,181)	21,925	—	12,775

Financing activities
Short-term debt borrowings	—	—	36,010	—	36,010
Short-term debt repayments	—	(2,219)	(3,307)	—	(5,526)
Long-term debt borrowings	216,700	—	11	—	216,711
Long-term debt repayments	(202,500)	—	(991)	—	(203,491)
Intercompany dividends	—	(17,543)	(17,543)	35,086	—
Dividends paid to minority shareholders	—	—	(8,331)	—	(8,331)

Cash flow provided by (used in) financing activities	14,200	(19,762)	5,849	35,086	35,373

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1,931)	—	(1,931)

Increase (decrease) in cash and cash equivalents	2,455	(7,156)	8,867	—	4,166
Cash and cash equivalents at beginning of period	7,322	(6)	85,098	—	92,414

Cash and cash equivalents at end of period	$9,777	$(7,162)	$93,965	$—	$96,580

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended March 25, 2006

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Operating activities
Cash flow used in operating activities	$(37,505)	$(345)	$(71,268)	$—	$(109,118)

Investing activities
Proceeds from sales of assets	1	10	1,319	—	1,330
Capital additions	(547)	(13,472)	(10,187)	—	(24,206)
Repurchase of common stock in the going-private merger transaction	(100)	—	—	—	(100)

Cash flow used in investing activities	(646)	(13,462)	(8,868)	—	(22,976)

Financing activities
Short-term debt borrowings	—	7,614	51,052	—	58,666
Short-term debt repayments	—	(127)	(598)	—	(725)
Long-term debt borrowings	132,700	—	129,401	—	262,101
Long-term debt repayments	(104,700)	(172)	(103,420)	—	(208,292)
Capital contributions	28,390	—	—	—	28,390
Dividends paid to minority shareholders	—	(436)	(248)	—	(684)
Dividends paid	(3,400)	—	—	—	(3,400)

Cash flow provided by financing activities	52,990	6,879	76,187	—	136,056

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	1,166	—	1,166

Increase (decrease) in cash and cash equivalents	14,839	(6,928)	(2,783)	—	5,128
Cash and cash equivalents at beginning of period	12,698	(5,453)	41,567	—	48,812

Cash and cash equivalents at end of period	$27,537	$(12,381)	$38,784	$—	$53,940

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

For the first quarter of 2007, Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) generated revenues of $1.6 billion, reflecting a 12% increase compared to the prior year. Higher revenues were reported in the Company’s fresh fruit, fresh vegetables and packaged foods operating segments. The Company earned operating income of $31 million for the first quarter of 2007, compared to $23 million earned in the prior year. A net loss of $10.2 million was reported for the first quarter of 2007, compared to a net loss of $5.9 million for the first quarter of 2006.

Revenues were largely driven by strong banana and pineapple sales worldwide and higher volumes and pricing in the Company’s packaged foods business. In addition, sales increased in the European ripening and distribution operations due primarily to the October 2006 acquisition of the remaining 65% ownership in JP Fruit Distributors Limited (renamed JP Fresh) that the Company did not previously own. Operating income increased primarily due to higher earnings in the Company’s fresh fruit operating segment resulting from overall improved pricing and cost reductions in the banana and pineapple operations worldwide. Lower operating income was reported by the Company’s fresh vegetables operations due to lower volumes and higher product costs in the packaged salads business. Unfavorable foreign currency exchange movements in the Company’s various sourcing locations also impacted operating income.

Results of Operations

Selected results of operations for the quarters ended March 24, 2007 and March 25, 2006 were as follows:

	Quarter Ended
	March 24,	March 25,
	2007	2006

(In thousands)
Revenues, net	$1,556,133	$1,394,601
Operating income	30,589	22,910
Interest income and other income (expense), net	3,215	388
Interest expense	(44,202)	(34,354)
Income taxes	(1,241)	4,251
Minority interests and equity in earnings of unconsolidated subsidiaries, net of income taxes	1,424	905
Income from discontinued operations, net of income taxes	—	46
Net loss	(10,215)	(5,854)

Revenues

For the quarter ended March 24, 2007, revenues increased 12% to $1.6 billion from $1.4 billion in the quarter ended March 25, 2006. The most significant revenue drivers were the higher worldwide sales of fresh fruit and packaged foods products. Higher overall volumes and pricing of bananas as well as higher volumes of pineapples contributed $48 million or 30% of the overall sales increase. Revenues in the European ripening and distribution operations increased due primarily to the acquisition of JP Fresh in the fourth quarter of 2006. JP Fresh generated revenues of $73 million during the first quarter of 2007. Higher sales of packaged foods products, primarily for FRUIT BOWLS®, canned pineapple and fruit in plastic jars also increased revenues by $32 million. Fresh vegetable sales increased slightly as additional sales of commodity vegetables were offset by lower volumes of packaged salads. In addition, favorable foreign currency exchange movements in the Company’s selling locations increased revenues by approximately $33 million. These increases were partially offset by lower sales volumes in the fresh-cut flowers business.

Operating Income

For the quarter ended March 24, 2007, operating income increased to $30.6 million from $22.9 million in the quarter ended March 25, 2006. The increase was primarily due to higher worldwide banana and pineapple earnings and higher pricing in the North America commodity vegetables operations. These increases were partially offset by lower operating results in the Company’s packaged salads business and North America deciduous fruit operations due to lower volumes sold and higher product costs. In addition, the Company’s North America citrus operations incurred higher product costs from the write-off of citrus crops as result of the California citrus freeze in January 2007. Unfavorable foreign currency exchange movements primarily in the Company’s sourcing locations also impacted operating results. If foreign currency exchange rates in the Company’s significant foreign operations during the first quarter of 2007 had remained unchanged from those experienced in the first quarter of 2006, the Company estimates that its operating income would have been higher by approximately $7 million.

Interest Income and Other Income (Expense), Net

For the quarter ended March 24, 2007, interest income and other income (expense), net increased to $3.2 million compared to $0.4 million in the prior year. The increase was primarily due to a gain of $1.5 million generated on the Company’s cross currency swap in 2007 compared to foreign currency exchange losses generated on the Company’s Japanese yen denominated term loan (“Yen loan”) and British pound sterling capital lease vessel obligation (“vessel obligation”) of $0.7 million and $0.5 million, respectively, in 2006.

Interest Expense

Interest expense for the quarter ended March 24, 2007 was $44.2 million compared to $34.4 million in the quarter ended March 25, 2006. Interest expense increased primarily as a result of higher levels of borrowings and higher effective market-based borrowing rates on the Company’s debt facilities.

Income Taxes

Income tax expense for the quarter ended March 24, 2007 of approximately $1.2 million reflects the Company’s expected effective income tax rate of approximately 43.4% for the full fiscal year ending December 30, 2007 applied to the Company’s pre-tax loss for the quarter after excluding $7.6 million of foreign net operating losses for which no benefit is expected to be realized. Income tax expense also includes interest expense of $2.4 million (net of income tax benefits). The income tax benefit for the quarter ended March 25, 2006 of $4.2 million reflects the Company’s then expected effective income tax rate of approximately 38.2%.

For the periods presented, the Company’s effective income tax rate differs from the U.S. federal statutory rate primarily due to earnings from operations being taxed in foreign jurisdictions at a net effective rate lower than the U.S. rate offset by the accrual for current year uncertain tax positions.

Segment Results of Operations

The Company has four reportable operating segments: fresh fruit, fresh vegetables, packaged foods and fresh-cut flowers. These reportable segments are managed separately due to differences in their products, production processes, distribution channels and customer bases.

The Company’s management evaluates and monitors segment performance primarily through earnings before interest expense and income taxes (“EBIT”). EBIT is calculated by adding income taxes and interest expense to net income (loss). For 2006, EBIT is calculated by subtracting income from discontinued operations, net of income taxes, and adding interest expense and income taxes to net income (loss). Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to the Company as a whole. EBIT is not defined under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered in isolation or as a substitute for net income measures prepared in accordance with GAAP or as a measure of the Company’s profitability. Additionally, the Company’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate EBIT in the same fashion.

Revenues from external customers and EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended
	March 24,	March 25,
	2007	2006

(In thousands)
Revenues from external customers
Fresh fruit	$1,046,417	$897,024
Fresh vegetables	244,274	243,203
Packaged foods	228,226	195,947
Fresh-cut flowers	36,964	58,164
Corporate	252	263

	$1,556,133	$1,394,601

	Quarter Ended
	March 24,	March 25,
	2007	2006

(In thousands)
EBIT
Fresh fruit	$30,668	$20,288
Fresh vegetables	2,233	4,560
Packaged foods	15,248	14,881
Fresh-cut flowers	(41)	(395)

Total operating segments	48,108	39,334
Corporate	(12,880)	(15,131)
Interest expense	(44,202)	(34,354)
Income taxes	(1,241)	4,251

Loss from continuing operations, net of income taxes	$(10,215)	$(5,900)

Fresh Fruit

Fresh fruit revenues for the quarter ended March 24, 2007 increased 17% to $1.05 billion from $0.9 billion for the quarter ended March 25, 2006. The increase in fresh fruit revenues was primarily driven by higher worldwide sales of bananas, higher volumes of pineapples sold in North America and Asia and higher sales in the European ripening and distribution operations. The increase in banana sales resulted from improved volumes worldwide and higher pricing in North America and Asia. European ripening and distribution sales increased primarily due to the acquisition in October 2006 of JP Fresh, an importer and distributor of fresh produce in the United Kingdom. These increases were partially offset by lower volumes of Chilean deciduous fruit sold in North America. Favorable foreign currency exchange movements in the Company’s foreign selling locations, primarily from the euro and Swedish krona, benefited revenues by approximately $32 million during the first quarter of 2007.

Fresh fruit EBIT for the quarter ended March 24, 2007 increased to $30.7 million from $20.3 million for the quarter ended March 25, 2006. EBIT increased primarily as a result of higher worldwide sales of bananas This increase in worldwide banana EBIT was principally driven by higher volumes and pricing in North America and Asia as well as by higher volumes in Europe. These increases were partially offset by lower sales volumes and higher product costs in the Chilean deciduous fruit operations. In addition, the Company’s North America citrus operations incurred higher product costs from the write-off of citrus crops as result of the California citrus freeze in

January 2007. If foreign currency exchange rates in the Company’s significant fresh fruit foreign operations during the quarter ended March 24, 2007 had remained unchanged from those experienced in the quarter ended March 25, 2006, the Company estimates that fresh fruit EBIT would have been higher by approximately $1.3 million.

Fresh Vegetables

Fresh vegetables revenues for the quarter ended March 24, 2007 of $244.3 million were up slightly compared to $243.2 million for the quarter ended March 25, 2006. Higher pricing in the North America commodity vegetables business, primarily for celery, iceberg and leaf lettuce, was offset by lower volumes and lower pricing in the packaged salads business. Consumer demand in the packaged salads category continued to be impacted by the September 2006 voluntary recall of packaged salads as discussed below.

Fresh vegetables EBIT for the quarter ended March 24, 2007 decreased to $2.2 million from $4.6 million for the quarter ended March 25, 2006. The decrease in EBIT was primarily due to lower sales volumes and higher product costs in the packaged salads business. These decreases were partially offset by higher earnings generated in the North America commodity vegetables business due to higher pricing and lower distribution costs.

On September 15, 2006, Natural Selection Foods LLC recalled all packaged fresh spinach that Natural Selection Foods produced and packaged with Best-If-Used-By dates from August 17 through October 1, 2006, because of reports of illness due to E. coli O157:H7 following consumption of packaged fresh spinach produced by Natural Selection Foods. These packages were sold under 28 different brand names, one of which was DOLE®. Natural Selection Foods produced and packaged all spinach items under the DOLE label (with the names “Spinach,” “Baby Spinach” and “Spring Mix”). On September 15, 2006, Dole announced that it supported the voluntary recall issued by Natural Selection Foods. Dole has no ownership or other economic interest in Natural Selection Foods. Since the recall, sales in the packaged salad category have dropped by approximately 7%. Lower demand as a result of this recall impacted the Company’s consolidated results of operations for the first quarter ended March 24, 2007. The Company expects that future sales of packaged salads category products will continue to be impacted as a result of this event.

Packaged Foods

Packaged foods revenues for the quarter ended March 24, 2007 increased 16% to $228.2 million from $195.9 million for the quarter ended March 25, 2006. The increase in revenues was primarily due to higher pricing and volumes of FRUIT BOWLS, canned pineapple, fruit in plastic jars and packaged frozen fruit sold in North America. In addition, there were higher sales of concentrate and canned pineapple in Europe. These increases were partially offset by lower sales in Asia due in part to the disposition of a small distribution company in the Philippines during the fourth quarter of 2006.

EBIT in the packaged foods segment for the quarter ended March 24, 2007 remained relatively unchanged at $15.3 million compared to $14.9 million for the quarter ended March 25, 2006. Higher sales were offset by higher product costs and higher selling, marketing and general and administrative costs in both North America and Europe. Higher costs were mainly driven by unfavorable foreign currency exchange rates in Thailand and the Philippines. If foreign currency exchange rates in the Company’s packaged foods sourcing operations during the quarter ended March 24, 2007 had remained unchanged from those experienced in the quarter ended March 25, 2006, the Company estimates that packaged foods EBIT would have been higher by approximately $5.4 million.

Fresh-Cut Flowers

Fresh-cut flowers revenues for the quarter ended March 24, 2007 decreased to $37 million from $58.2 million for the quarter ended March 25, 2006. The decrease in revenues was due primarily to lower sales volume related to changes in the customer base and product offerings attributable to the implementation of the 2006 restructuring plan, as more fully set forth in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. In addition, sales were impacted by production shortfalls in Colombia due to damage from adverse weather conditions.

EBIT in the fresh-cut flowers segment for the quarter ended March 24, 2007 remained relatively unchanged from prior year. EBIT benefited from lower product costs as well as lower selling, marketing and general and administrative expenses. However, EBIT was impacted by higher third party flower purchases in addition to higher product costs resulting from damage to roses in Colombia caused by adverse weather conditions.

To position itself for future growth, the fresh-cut flowers business is focusing on delivering high-value products and flower varieties. Consequently, the planned reductions in its customer base will likely result in lower sales for the current fiscal year.

Corporate

Corporate EBIT was a loss of $12.9 million for the quarter ended March 24, 2007 compared to a loss of $15.1 million for the quarter ended March 25, 2006. The increase in EBIT for the quarter was primarily due to a gain of $1.5 million related to the Company’s cross currency swap in 2007 compared to an unrealized foreign currency exchange loss of $0.7 million related to the Company’s Yen loan in 2006.

Liquidity and Capital Resources

In the quarter ended March 24, 2007, cash flows used in operating activities were $42.1 million compared to cash flows used in operating activities of $109.1 million for the quarter ended March 25, 2006. Cash flows used in operating activities were $67 million lower, primarily due to lower levels of expenditures for inventory, mainly in the packaged foods business, as well as higher accounts payable and accrued liabilities due in part to the timing of payments.

Cash flows provided by investing activities increased to $12.8 million for the quarter ended March 24, 2007, compared to cash flows used in investing activities of $23 million for the quarter ended March 25, 2006. The increase in cash during 2007 was primarily due to $30.5 million of cash proceeds received on the sale of land parcels located in central California by two limited liability companies in which the Company is a majority owner. In addition, capital additions during the first quarter of 2007 decreased by $6.3 million compared to prior year.

Cash flows provided by financing activities decreased to $35.4 million for the quarter ended March 24, 2007 compared to cash flows provided by financing activities of $136.1 million for the quarter ended March 25, 2006. The decrease of $100.7 million is due to lower current year debt borrowings of $68.1 million, net of repayments, the absence of an equity contribution of $28.4 million made by Dole Holding Company, LLC, the Company’s immediate parent, during 2006 and $7.6 million of higher dividend payments to minority shareholders. The increase in dividend payments relates to the distribution of cash received on the sale of land parcels by two limited liability companies in which the Company is a majority owner.

As of March 24, 2007, the asset based revolving credit facility (“ABL revolver”) borrowing base was $327.2 million and the amount outstanding under the ABL revolver was $181.8 million. After taking into account approximately $10 million of outstanding letters of credit issued under the ABL revolver, the Company had approximately $135.4 million available for borrowings as of March 24, 2007. Amounts outstanding under the term loan facilities were $967.7 million at March 24, 2007. In addition, the Company had approximately $86.6 million of letters of credit and bank guarantees outstanding under its pre-funded letter of credit facility at March 24, 2007.

The Company had a cash balance and available borrowings under the ABL revolver of $96.6 million and $135.4 million, respectively, at March 24, 2007. The Company believes that its existing cash balance and available borrowing capacity under the ABL revolver together with its future cash flow from operations and access to capital markets will enable it to meet its working capital, capital expenditure, debt maturity and other commitments and funding requirements during the next twelve months. Factors impacting the Company’s cash flow from operations include such items as commodity prices, interest rates and foreign currency exchange rates, among other things, as more fully set forth in the Company’s Form 10-K for the fiscal year ended December 30, 2006 and in subsequent SEC filings.

Update on Contractual Obligations and Commitments: The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 as of the beginning of its fiscal year 2007. As of adoption, the Company had approximately $248.8 million of total gross unrecognized tax benefits. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations within the next year.

Recently Adopted and Issued Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements for information regarding the Company’s adoption of new accounting pronouncements and recently issued accounting pronouncements.

Other Matters

European Union Banana Import Regime:  On January 1, 2006, the EU implemented a new “tariff only” import regime for bananas. The 2001 Understanding on Bananas between the European Communities and the U.S. required the EU to implement a tariff only banana import system on or before January 1, 2006.

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

Although all Latin bananas are subject to a tariff of 176 euro per metric ton, up to 775,000 metric tons of bananas from African, Caribbean, and Pacific (“ACP”) countries may be imported to the EU duty-free. This preferential treatment of a zero tariff on up to 775,000 tons of ACP banana imports, as well as the 176 euro per metric ton tariff applied to Latin banana imports, has been challenged by Panama, Honduras and Nicaragua in consultation proceedings at the World Trade Organization (“WTO”). In addition, on March 8, 2007 and March 20, 2007, Ecuador formally requested the WTO Dispute Settlement Body (“DSB”) to appoint a panel to review the matter. The EU blocked Ecuador’s initial request for establishment of a panel on March 8; however, the EU was unable to block Ecuador’s second request under WTO rules. On March 20, 2007, the DSB announced that it will establish a panel to rule on Ecuador’s complaint. On March 21, 2007 Colombia also lodged a complaint with the WTO and formally requested a panel. The WTO has not yet appointed another DSB panel in response to Colombia’s complaint. The current tariff applied to Latin banana imports may be lowered and the ACP preference of a zero tariff may be affected depending on the outcome of these WTO proceedings, but the WTO proceedings are only in their initial stages and may take several years to conclude. The Company encourages efforts to lower the tariff through negotiations with the EU and is working actively to help achieve this result.

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

Supplemental Financial Information

The following financial information has been presented, as management believes that it is useful information to some readers of the Company’s condensed consolidated financial statements:

	March 24,	December 30,
	2007	2006

(In thousands)
Balance Sheet Data:
Total working capital (current assets less current liabilities)	$721,601	$687,721
Total assets	$4,646,144	$4,612,356
Total debt	$2,414,749	$2,364,181
Total shareholders’ equity	$362,597	$341,083

	Quarter Ended
	March 24,	March 24,
	2007	2006

(In thousands)
Other Financial Data:
Net loss	$(10,215)	$(5,854)
Income from discontinued operations, net of income taxes	—	(46)
Interest expense	44,202	34,354
Income taxes	1,241	(4,251)
Depreciation and amortization	36,187	32,835

EBITDA	$71,415	$57,038
EBITDA margin	4.6%	4.1%
Capital expenditures	$12,156	$22,352

“EBITDA” is defined as earnings before interest expense, income taxes, and depreciation and amortization. EBITDA is calculated by adding interest expense, income taxes and depreciation and amortization to net income (loss). For 2006, EBITDA is calculated by subtracting income from discontinued operations, net of income taxes and adding interest expense, income taxes and depreciation and amortization to net income (loss). EBITDA margin is defined as the ratio of EBITDA, as defined, relative to net revenues. EBITDA is reconciled to net income in the condensed consolidated financial statements in the tables above. EBITDA and EBITDA margin fluctuated primarily due to the same factors that impacted the changes in operating income and segment EBIT discussed earlier.

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

This Management’s Discussion and Analysis contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements, which are based on management’s assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by the use of terms such as “anticipate,” “will,” “expect,” “believe,” “should” or similar expressions. The potential risks and uncertainties that could cause the Company’s actual results to differ materially from those expressed or implied herein are set forth in Item 1A. and Item 7A. of the Company’s Annual Report on Form 10-K for the year ended December 30, 2006 and include: weather-related phenomena; market responses to industry volume pressures; product and raw materials supplies and pricing; changes in interest and currency exchange rates; economic crises in developing countries; quotas, tariffs and other governmental actions and international conflict.

ITEM 3.  QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

For the quarter ended March 24, 2007, there have been no material changes in the market risk disclosure presented in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out as of March 24, 2007 under the supervision and with the participation of Dole’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act. Based upon this evaluation, Dole’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 24, 2007. No change in our internal control over financial reporting identified in connection with this evaluation that occurred during our first quarter of 2007 has materially affected, or is reasonably likely to materially affect, Dole’s internal control over financial reporting.

PART II.
OTHER INFORMATION
DOLE FOOD COMPANY, INC.

Item 1.	Legal Proceedings

For information regarding legal matters, please refer to Note 11 to the Condensed Consolidated Financial Statements contained in this quarterly report.

Item 6.	Exhibits

Exhibit
Number

3.2(d)*	Amended and Restated Limited Liability Company Agreement of Dole Berry Company, LLC, dated as of January 5, 2005.
3.2(e)*	Limited Liability Company Agreement of CB North, LLC, dated as of January 5, 2005.
3.2(f)*	Limited Liability Company Agreement of CB South, LLC, dated as of January 5, 2005.
3.2(g)*	Limited Liability Company Agreement of Milagro Ranch, LLC, dated as of January 5, 2005.
3.2(h)*	Limited Liability Company Agreement of Rancho Manana, LLC, dated as of January 5, 2005.
31.1*	Certification by the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification by the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1†	Certification by the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2†	Certification by the Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

*	Filed herewith

†	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 7, 2007	DOLE FOOD COMPANY, INC. REGISTRANT

By:	/s/ Joseph S. Tesoriero
Joseph S. Tesoriero
Vice President and
Chief Financial Officer

By:	/s/ Yoon J. Hugh
Yoon J. Hugh
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number

3.2(d)*	Amended and Restated Limited Liability Company Agreement of Dole Berry Company, LLC, dated as of January 5, 2005.
3.2(e)*	Limited Liability Company Agreement of CB North, LLC, dated as of January 5, 2005.
3.2(f)*	Limited Liability Company Agreement of CB South, LLC, dated as of January 5, 2005.
3.2(g)*	Limited Liability Company Agreement of Milagro Ranch, LLC, dated as of January 5, 2005.
3.2(h)*	Limited Liability Company Agreement of Rancho Manana, LLC, dated as of January 5, 2005.
31.1*	Certification by the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act.
31.2*	Certification by the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1†	Certification by the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2†	Certification by the Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith

†	Furnished herewith