Form 10-Q
period 2007-06-16
DOLE FOOD CO INC
filed 2007-07-31
CIK 18169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 16, 2007

or

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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 27, 2007
Common Stock, $0.001 Par Value	1,000

DOLE FOOD COMPANY, INC.

PART I.
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Quarter Ended		Half Year Ended
	June 16,	June 17,	June 16,	June 17,
	2007	2006	2007	2006

Revenues, net	$1,766,700	$1,575,197	$3,322,833	$2,969,798
Cost of products sold	(1,583,358)	(1,394,809)	(2,997,994)	(2,659,534)

Gross margin	183,342	180,388	324,839	310,264
Selling, marketing and general and administrative expenses	(112,707)	(108,106)	(223,615)	(215,072)

Operating income	70,635	72,282	101,224	95,192
Other income (expense), net	13,758	(4,029)	15,337	(5,115)
Interest income	2,083	1,705	3,719	3,179
Interest expense	(44,722)	(39,926)	(88,924)	(74,280)

Income before income taxes, minority interests and equity earnings	41,754	30,032	31,356	18,976
Income taxes	7,837	(12,931)	6,596	(8,680)
Minority interests, net of income taxes	(1,440)	(101)	(691)	(718)
Equity in earnings of unconsolidated subsidiaries	904	1,323	1,579	2,845

Income from continuing operations	49,055	18,323	38,840	12,423
Income from discontinued operations, net of income taxes	—	202	—	248

Net income	$49,055	$18,525	$38,840	$12,671

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 16,	December 30,
	2007	2006

ASSETS
Cash and cash equivalents	$100,583	$92,414
Receivables, net of allowances of $66,900 and $62,632, respectively	916,144	745,730
Inventories	638,142	661,552
Prepaid expenses	70,796	65,388
Deferred income tax assets	66,606	66,606
Assets held-for-sale	26,579	31,588

Total current assets	1,818,850	1,663,278
Investments	64,391	62,736
Property, plant and equipment, net of accumulated depreciation of $910,149 and $840,891, respectively	1,404,792	1,461,961
Goodwill	515,549	545,740
Intangible assets, net	723,837	726,689
Other assets, net	150,339	151,952

Total assets	$4,677,758	$4,612,356

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$530,687	$454,685
Accrued liabilities	440,017	472,288
Current portion of long-term debt	14,501	14,455
Notes payable	48,165	34,129

Total current liabilities	1,033,370	975,557
Long-term debt	2,318,058	2,315,597
Deferred income tax liabilities	291,753	346,595
Other long-term liabilities	589,596	608,191
Minority interests	22,563	25,333
Contingencies (Note 11)
Shareholders’ equity
Common stock — $0.001 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	413,657	409,032
Retained earnings (deficit)	11,463	(53,812)
Accumulated other comprehensive loss	(2,702)	(14,137)

Total shareholders’ equity	422,418	341,083

Total liabilities and shareholders’ equity	$4,677,758	$4,612,356

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Half Year Ended
	June 16,	June 17,
	2007	2006

Operating activities
Net income	$38,840	$12,671
Adjustments to reconcile net income to cash flow provided by (used in) operating activities:
Depreciation and amortization	71,319	66,656
Foreign currency exchange (gains) losses	(10,290)	3,051
Asset write-offs, impairments and net (gain) loss on sale of assets, net	6,617	(215)
Minority interests and equity earnings, net	(888)	(2,127)
Provision for deferred income taxes	(32,205)	(3,447)
Pension and other postretirement benefit plan expense	7,993	6,688
Write-off of debt issuance costs	—	8,133
Amortization of debt issuance costs	1,895	2,174
Other	504	1,741
Changes in operating assets and liabilities:
Receivables	(148,703)	(174,637)
Inventories	17,104	(6,416)
Prepaid expenses and other assets	(7,915)	(7,480)
Accounts payable	107,928	31,675
Accrued liabilities	(32,204)	12,823
Other long-term liabilities	5,487	5,539

Cash flow provided by (used in) operating activities	25,482	(43,171)
Investing activities
Proceeds from sales of assets	32,742	2,285
Capital additions	(44,040)	(44,724)
Repurchase of common stock in the going-private merger transaction	(203)	(100)

Cash flow used in investing activities	(11,501)	(42,539)
Financing activities
Short-term debt borrowings	40,790	51,360
Short-term debt repayments	(40,855)	(18,421)
Long-term debt borrowings, net of debt issuance costs	534,675	1,562,061
Long-term debt repayments	(532,694)	(1,378,558)
Capital contribution from parent	—	28,390
Dividends paid to minority shareholders	(8,942)	(1,296)
Dividends paid to parent	—	(163,691)

Cash flow provided by (used in) financing activities	(7,026)	79,845

Effect of foreign currency exchange rate changes on cash and cash equivalents	1,214	8,356

Increase in cash and cash equivalents	8,169	2,491
Cash and cash equivalents at beginning of period	92,414	48,812

Cash and cash equivalents at end of period	$100,583	$51,303

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 —	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) include all adjustments necessary, which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows. The Company operates under a 52/53-week year. The quarters ended June 16, 2007 and June 17, 2006 are twelve weeks in duration. For a summary of significant accounting policies and additional information relating to the Company’s financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 30, 2006.

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

Certain amounts in the prior year financial statements and related footnotes have been reclassified to conform with the 2007 presentation.

NOTE 2 —	RECENT ACCOUNTING PRONOUNCEMENTS

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

The impact to the condensed consolidated statements of operations for the quarter and half year ended June 17, 2006, was not material.

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

NOTE 4 —	INCOME TAXES

Income tax benefit for the half year ended June 16, 2007 totaled approximately $6.6 million. This is reflective of the benefit generated by pre-tax income through the half year ended June 16, 2007 using the rate at which the Company expects to benefit its pre-tax income for the full fiscal year ending December 29, 2007 of 28.2%, offset by interest expense of $4.9 million (net of income tax benefits of approximately $3 million) related to the Company’s unrecognized tax benefits. The 28.2% rate for the full fiscal year ending December 29, 2007 excludes the impact of foreign net operating losses for which no benefit is expected to be realized. In arriving at the benefit for the half year ended June 16, 2007, the Company has excluded from its pre-tax income $9.3 million of such losses. The Company expects to generate a tax benefit on pre-tax income for the full fiscal year ending December 29, 2007 given it expects to incur losses in the U.S. for which benefit will be provided and earn pre-tax income in foreign jurisdictions taxed at a lower rate than in the U.S. The income tax expense for the half year ended June 17, 2006 of $8.7 million reflects the Company’s then expected effective income tax rate of approximately 45.9%. The level and mix of earnings has a significant impact on the Company’s effective tax rate and is the primary reason for the fluctuation in rates quarter over quarter and year over year.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company recognizes accrued interest and penalties related to its unrecognized tax benefits as a component of income tax expense in the condensed consolidated statement of operations. Estimated interest before tax benefits totaled $3.9 million and $7.9 million for the quarter and half year ended June 16, 2007, respectively. Accrued interest and penalties before tax benefits were $48.2 million and $56.1 million as of the beginning of fiscal year 2007 and at June 16, 2007, respectively.

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

At this time, the Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations prior to June 2008.

NOTE 5 —	INVENTORIES

The major classes of inventories were as follows:

	June 16,	December 30,
	2007	2006

(In thousands)
Finished products	$315,318	$322,122
Raw materials and work in progress	143,040	132,047
Crop-growing costs	116,927	151,533
Operating supplies and other	62,857	55,850

	$638,142	$661,552

NOTE 6 —	GOODWILL AND INTANGIBLE ASSETS

Goodwill has been allocated to the Company’s reporting segments as follows:

	Fresh	Fresh	Packaged	Fresh-cut
	Fruit	Vegetables	Foods	Flowers	Other	Total

(In thousands)
Balance as of December 30, 2006	$386,625	$93,874	$65,241	$—	$—	$545,740
Adoption of FIN 48	(22,965)	(6,000)	(1,226)	—	—	(30,191)

Balance as of June 16, 2007	$363,660	$87,874	$64,015	$—	$—	$515,549

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The goodwill adjustment related to the adoption of FIN 48 at the beginning of 2007 resulted from changes to tax contingencies that existed at the time of the going-private merger transaction in 2003.

Details of the Company’s intangible assets were as follows:

	June 16,	December 30,
	2007	2006

(In thousands)
Amortized intangible assets:
Customer relationships	$48,802	$48,298
Other amortized intangible assets	7,518	8,796

Total amortized intangible assets	56,320	57,094
Accumulated amortization — customer relationships	(15,098)	(13,056)
Other accumulated amortization	(7,000)	(6,964)

Total accumulated amortization — intangible assets	(22,098)	(20,020)

Intangible assets, net	34,222	37,074
Unamortized intangible assets:
Trademark	689,615	689,615

Total intangible assets, net	$723,837	$726,689

Amortization expense of intangible assets totaled $1 million for each of the quarters ended June 16, 2007 and June 17, 2006, respectively and $2 million for each of the half years ended June 16, 2007 and June 17, 2006, respectively.

As of June 16, 2007, the estimated remaining amortization expense associated with the Company’s intangible assets for the remainder of 2007 and in each of the next four fiscal years is as follows:

Fiscal Year	Amount

(In thousands)
2007	$2,377
2008	$4,414
2009	$4,414
2010	$4,414
2011	$4,414

The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, during the second quarter of fiscal 2007. This review indicated no impairment to goodwill or any of the Company’s indefinite-lived intangible assets.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 7 —	NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following amounts:

	June 16,	December 30,
	2007	2006

(In thousands)
Unsecured debt:
8.625% notes due 2009	$350,000	$350,000
7.25% notes due 2010	400,000	400,000
8.875% notes due 2011	200,000	200,000
8.75% debentures due 2013	155,000	155,000
Secured debt:
Revolving credit facilities	174,300	167,600
Term loan facilities	965,250	967,688
Contracts and notes due, at a weighted-average interest rate of 8% (7.5% in 2006) through 2010	1,804	2,291
Capital lease obligations	86,976	88,380
Unamortized debt discount	(771)	(907)
Notes payable	48,165	34,129

	2,380,724	2,364,181
Current maturities	(62,666)	(48,584)

	$2,318,058	$2,315,597

The Company amortized deferred debt issuance costs of $0.9 million and $1.9 million during the quarter and half year ended June 16, 2007, respectively. The Company amortized deferred debt issuance costs of $1.1 million and $2.2 million during the quarter and half year ended June 17, 2006, respectively.

As of June 16, 2007, the term loan facilities consisted of $222.8 million of Term Loan B and $742.5 million of Term Loan C. The weighted average variable interest rates for Term Loan B and Term Loan C were LIBOR plus a spread, which approximated 7.5% at June 16, 2007. Related to the term loan facilities, during 2006 the Company entered into an interest rate swap in order to hedge future changes in interest rates and a cross currency swap to effectively lower the U.S. dollar fixed interest rate to a Japanese yen fixed interest rate. The fair values of the interest rate swap and cross currency swap were a liability of $0.6 million and an asset of $29.2 million, respectively, at June 16, 2007.

As of June 16, 2007, the asset based revolving credit facility (“ABL revolver”) borrowing base was $307.1 million and the amount outstanding under the ABL revolver was $174.3 million. The weighted average variable interest rate for the ABL revolver was LIBOR plus a spread, which approximated 7.5% at June 16, 2007. After taking into account approximately $4 million of outstanding letters of credit issued under the ABL revolver, the Company had approximately $128.8 million available for borrowings as of June 16, 2007. In addition, the Company had approximately $79.7 million of letters of credit and bank guarantees outstanding under its pre-funded letter of credit facility as of June 16, 2007.

Provisions under the indentures to the Company’s senior notes and debentures require the Company to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. At June 16, 2007, the Company was in compliance with all applicable covenants.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 8 —	SHAREHOLDERS’ EQUITY

Comprehensive Income

The components of comprehensive income were as follows in each period:

	Quarter Ended
	June 16,	June 17,
	2007	2006

(In thousands)
Net income	$49,055	$18,525
Unrealized foreign currency exchange translation gain (loss)	(894)	9,986
Reclassification of realized cash flow hedging gains to net income	(3,292)	(5,307)
Unrealized net gain (loss) on cash flow hedging instruments	14,952	(8,049)

Comprehensive income	$59,821	$15,155

	Half Year Ended
	June 16,	June 17,
	2007	2006

(In thousands)
Net income	$38,840	$12,671
Unrealized foreign currency exchange translation gain	821	12,264
Reclassification of realized cash flow hedging gains to net income	(3,285)	(6,578)
Unrealized net gain on cash flow hedging instruments	13,899	349

Comprehensive income	$50,275	$18,706

Derivative Instruments and Hedging Activities

The Company uses derivative instruments to hedge against fluctuations in interest rates, foreign currency exchange rate movements and bunker fuel prices. With the exception of the South African rand forward contracts, all of the Company’s derivative instruments have historically been designated as effective hedges of cash flows as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“FAS 133”). The Company does not utilize derivatives for trading or other speculative purposes.

During the second quarter of 2007, the Company elected to discontinue its designation of both its foreign currency and bunker fuel hedges as cash flow hedges under FAS 133. The interest rate swap will continue to be accounted for as a cash flow hedge under FAS 133. As a result, all changes in the fair value of the Company’s derivative financial instruments from the time of discontinuation of hedge accounting are reflected in the Company’s condensed consolidated statements of operations. As of June 16, 2007, $2 million of net unrealized hedging gains was recorded as a component of costs of products sold in the condensed consolidated statements of operations.

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

Dividends

During the half year ended June 17, 2006, the Company declared and paid dividends of $163.7 million to its parent, DHC. For the quarter ended June 17, 2006, dividends declared and paid to DHC were $160.3 million. The Company did not declare or pay a dividend to its parent during the quarter or half year ended June 16, 2007.

The Company’s ability to declare dividends is limited under the terms of its senior secured credit facilities and bond indentures. As of June 16, 2007, the Company had no ability to declare and pay dividends or other similar distributions.

NOTE 9 — EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for the Company’s U.S. and international pension plans and other postretirement benefit (“OPRB”) plans were as follows:

	U.S. Pension Plans		Foreign Pension Plans		OPRB Plans
	Quarter Ended		Quarter Ended		Quarter Ended
	June 16,	June 17,	June 16,	June 17,	June 16,	June 17,
	2007	2006	2007	2006	2007	2006

(In thousands)
Components of net periodic benefit cost:
Service cost	$34	$408	$1,467	$853	$71	$65
Interest cost	3,955	3,918	2,010	1,428	896	900
Expected return on plan assets	(4,089)	(4,159)	(564)	(83)	—	—
Amortization of:
Unrecognized net loss (gain)	285	145	121	50	22	(26)
Unrecognized prior service cost (benefit)	—	—	17	16	(211)	(211)
Unrecognized net transition obligation	—	—	13	10	—	—

	$185	$312	$3,064	$2,274	$778	$728

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	U.S. Pension Plans		Foreign Pension Plans		OPRB Plans
	Half Year Ended		Half Year Ended		Half Year Ended
	June 16,	June 17,	June 16,	June 17,	June 16,	June 17,
	2007	2006	2007	2006	2007	2006

(In thousands)
Components of net periodic benefit cost:
Service cost	$68	$816	$2,907	$1,731	$142	$130
Interest cost	7,910	7,836	3,981	2,889	1,792	1,800
Expected return on plan assets	(8,178)	(8,318)	(1,120)	(168)	—	—
Amortization of:
Unrecognized net loss (gain)	570	290	240	103	44	(52)
Unrecognized prior service cost (benefit)	—	—	34	27	(422)	(422)
Unrecognized net transition obligation	—	—	25	26	—	—

	$370	$624	$6,067	$4,608	$1,556	$1,456

NOTE 10 —	SEGMENT INFORMATION

The Company has four reportable operating segments: fresh fruit, fresh vegetables, packaged foods and fresh-cut flowers. These reportable segments are managed separately due to differences in their products, production processes, distribution channels and customer bases.

Management evaluates and monitors segment performance primarily through earnings before interest expense and income taxes (“EBIT”). EBIT is calculated by adding income taxes and interest expense to net income. In 2006, EBIT is calculated by subtracting income from discontinued operations, net of income taxes and adding interest expense and income taxes to net income. Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to the Company as a whole. EBIT is not defined under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered in isolation or as a substitute for net income or cash flow measures prepared in accordance with GAAP or as a measure of the Company’s profitability. Additionally, the Company’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate EBIT in the same fashion.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In the tables below, revenues from external customers and EBIT reflect results from continuing operations.

Revenues from external customers and EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended		Half Year Ended
	June 16,	June 17,	June 16,	June 17,
	2007	2006	2007	2006

(In thousands)
Revenues from external customers:
Fresh fruit	$1,231,538	$1,003,909	$2,277,955	$1,900,933
Fresh vegetables	265,086	304,403	509,360	547,606
Packaged foods	241,876	221,723	470,102	417,670
Fresh-cut flowers	27,921	44,869	64,885	103,033
Corporate	279	293	531	556

	$1,766,700	$1,575,197	$3,322,833	$2,969,798

	Quarter Ended		Half Year Ended
	June 16,	June 17,	June 16,	June 17,
	2007	2006	2007	2006

(In thousands)
EBIT:
Fresh fruit	$89,812	$52,495	$120,480	$72,783
Fresh vegetables	(14,607)	11,791	(12,374)	16,351
Packaged foods	17,337	22,002	32,585	36,883
Fresh-cut flowers	(6,080)	(5,083)	(6,121)	(5,478)

Total operating segments	86,462	81,205	134,570	120,539
Corporate	(522)	(10,025)	(13,402)	(25,156)
Interest expense	(44,722)	(39,926)	(88,924)	(74,280)
Income taxes	7,837	(12,931)	6,596	(8,680)

Income from continuing operations	$49,055	$18,323	$38,840	$12,423

The Company’s equity earnings in unconsolidated subsidiaries, which have been included in EBIT in the table above, relate primarily to the fresh fruit and fresh vegetables operating segments.

Total assets for the reportable operating segments and corporate were as follows:

	June 16,	December 30,
	2007	2006

(In thousands)
Fresh fruit	$2,548,386	$2,451,518
Fresh vegetables	461,985	479,217
Packaged foods	636,184	653,077
Fresh-cut flowers	119,182	115,477

Total operating segments	3,765,737	3,699,289
Corporate	912,021	913,067

	$4,677,758	$4,612,356

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 11 —	CONTINGENCIES

The Company is a guarantor of indebtedness to some of its key fruit suppliers and other entities integral to the Company’s operations. At June 16, 2007, guarantees of $3.3 million consisted primarily of amounts advanced under third-party bank agreements to independent growers that supply the Company with product. The Company has not historically experienced any significant losses associated with these guarantees.

As of June 16, 2007, letters of credit and bank guarantees outstanding under the $100 million pre-funded letter of credit facility totaled $79.7 million. In addition, the Company issues letters of credit and bonds through major banking institutions, insurance companies and its ABL revolver as required by certain regulatory authorities, vendor and other operating agreements. As of June 16, 2007, total letters of credit and bonds outstanding under these arrangements were $123.2 million.

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

The Company also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. The Company guaranteed $181.8 million of its subsidiaries’ obligations to their suppliers and other third parties as of June 16, 2007.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Currently there are 490 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP, seeking enforcement of Nicaraguan judgments, or seeking to bar Dole’s efforts to resolve DBCP claims in Nicaragua. Nineteen of these lawsuits are currently pending in various jurisdictions in the United States. Of the 19 U.S. lawsuits, 10 have been brought by foreign workers who allege exposure to DBCP in countries where Dole did not have operations during the relevant time period. One case pending in Los Angeles Superior Court with 12 Nicaraguan plaintiffs began trial on July 10, 2007. The remaining cases are pending in Latin America and the Philippines, including 261 labor cases pending in Costa Rica under that country’s national insurance program. Claimed damages in DBCP cases worldwide total approximately $41.5 billion, with lawsuits in Nicaragua representing approximately 87% of this amount. In almost all of the non-labor cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against the Company.

In Nicaragua, 188 cases are currently filed in various courts throughout the country, with all but one of the lawsuits brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional.

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

European Union Antitrust Inquiry and U.S. Class Action Lawsuits: On July 25, 2007, the Company was informed that the European Commission (“EC”) had adopted a Statement of Objections against the Company, and other unrelated banana companies, alleging violations of the European competition (antitrust) laws by the banana companies within the European Economic Area (EEA). This Statement of Objections follows searches carried out by the European Commission in June 2005 at certain banana importers and distributors, including two of the Company’s offices.

A Statement of Objections is a procedural step in the EC’s antitrust investigation, in which the EC communicates its preliminary view with respect to a possible infringement of European competition laws. The EC will review responses to the Statement of Objections in order to determine whether to issue a final Decision. Any Decision (including any fines that may be assessed under the Decision) will be subject to appeal to the European Court of First Instance and the European Court of Justice. The Company will continue to cooperate with the EC in order to provide the Commission with a full and transparent understanding of the banana market. Although no assurances can be given concerning the course or outcome of the EC investigation, the Company believes that it has not violated the European competition laws.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Following the public announcement of the EC searches, a number of class action lawsuits were filed against the Company and three competitors in the U.S. District Court for the Southern District of Florida. The lawsuits were filed on behalf of entities that directly or indirectly purchased bananas from the defendants and were consolidated into two separate putative class action lawsuits: one by direct purchasers (customers); and another by indirect purchasers (those who purchased bananas from customers). On May 17, 2007 and June 26, 2007, respectively, Dole entered into settlement agreements resolving these putative consolidated class action lawsuits filed by the direct purchasers and indirect purchasers. These settlement agreements and their terms are subject to various court approvals and required notices. The Company did not admit any wrongdoing in these settlements and continues to believe they were totally without merit; however, the Company elected to settle these lawsuits to bring a final conclusion to this litigation, which had been ongoing since 2005. Neither settlement will have a material adverse effect on the Company’s financial condition or results of operations.

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

To date, 204 cases of illness due to E. coli O157:H7 infection have been reported to the Centers for Disease Control and Prevention (203 in 26 states and one in Canada) including 31 cases involving a type of kidney failure called Hemolytic Uremic Syndrome (HUS), 104 hospitalizations, and three deaths. Dole is aware of 13 lawsuits that are pending against Natural Selection Foods and Dole, among others. Dole expects that the vast majority of the spinach E. coli O157:H7 claims will be handled outside the formal litigation process. Since Natural Selection Foods, not Dole, produced and packaged the implicated spinach products, Dole has tendered the defense of these and other claims to Natural Selection Foods and its insurance carriers and has sought indemnity from Natural Selection Foods, based on the provisions of the contract between Dole and Natural Selection Foods. Dole expects that the company (and its insurance carriers) that grew the implicated spinach for Natural Selection Foods also will be involved in the resolution of the E. coli O157:H7 claims. Dole expects that the spinach E. coli O157:H7 matter will not have a material adverse effect on its financial condition or results of operations.

NOTE 12 —	ASSETS HELD-FOR-SALE

The Company reviews its assets in order to identify those assets that do not meet the Company’s future strategic direction or internal economic return criteria. As a result of this review, the Company has identified and is in the process of selling certain long-lived assets. In accordance with FAS 144, the Company has reclassified these assets as held-for-sale.

Total assets held-for-sale, related primarily to property, plant and equipment, net of accumulated depreciation, by segment were are follows:

	June 16,	December 30,
	2007	2006

(In thousands)
Assets held-for-sale by segment:
Fresh fruit	$13,570	$28,337
Fresh vegetables	3,251	3,251
Fresh-cut flowers	9,758	—

Total assets held-for-sale	$26,579	$31,588

During the first quarter of 2007, two of the Company’s non-wholly-owned subsidiaries sold land parcels located in central California to subsidiaries of Castle & Cooke, Inc. (“Castle”) for $40.7 million, of which $30.5 million was in cash and $10.2 million was a note receivable. Castle is owned by David H. Murdock, the Company’s Chairman of the Board. At December 30, 2006, the land parcels were recorded as assets held-for-sale in the consolidated balance sheet. The Company’s share of the gain on the sale was approximately $4.6 million, net of income taxes. Since the sale involved the transfer of assets between two parties under common control, the gain on the sale was recorded as an increase to additional paid-in capital.

During the second quarter of 2007, the Company reclassified certain long-lived assets associated with its Chilean deciduous fruit and fresh-cut flowers operations as assets held-for-sale. These assets consist primarily of land located in Latin America.

In connection with the Company’s evaluation of the Chilean assets held-for-sale during the second quarter of 2007, the Company determined that certain long-lived assets were impaired and recorded a non-cash impairment charge of $3.6 million. The fair values of the assets used in the impairment analysis were based on estimated sales prices of the related assets. The $3.6 million charge is included in costs of products sold in the condensed consolidated statements of operations.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 13 —	BUSINESS RESTRUCTURING

During the first quarter of 2006, the commercial relationship substantially ended between the Company’s wholly-owned subsidiary, Saba Trading AB (“Saba”), and Saba’s largest customer. Saba is a leading importer and distributor of fruit, vegetables and flowers in Scandinavia. Saba’s financial results are included in the fresh fruit reporting segment. Totals costs incurred as of June 17, 2006, consisting primarily of employee-related severance costs, amounted to approximately $8.9 million, of which $6.4 million is included in costs of products sold and $2.5 million is included in selling, marketing and general and administrative expenses in the condensed consolidated statement of operations. The Company incurred $12.8 million of total related restructuring costs during the 2006 fiscal year. As of June 16, 2007, the remaining amount of accrued severance costs was $0.6 million. The Company currently estimates that this remaining amount will be paid by the end of 2007.

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

The following are condensed consolidating statements of operations of the Company for the quarters and half years ended June 16, 2007 and June 17, 2006; condensed consolidating balance sheets as of June 16, 2007 and December 30, 2006; and condensed consolidating statements of cash flows for the half years ended June 16, 2007 and June 17, 2006.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended June 16, 2007

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$18,905	$722,376	$1,320,354	$(294,935)	$1,766,700
Cost of products sold	(16,054)	(668,673)	(1,186,954)	288,323	(1,583,358)

Gross margin	2,851	53,703	133,400	(6,612)	183,342
Selling, marketing and general and administrative expenses	(17,395)	(45,136)	(56,788)	6,612	(112,707)

Operating income (loss)	(14,544)	8,567	76,612	—	70,635
Equity in subsidiary income	88,669	67,368	—	(156,037)	—
Other income (expense), net	—	—	13,758	—	13,758
Interest income	67	51	1,965	—	2,083
Interest expense	(28,280)	(2)	(16,440)	—	(44,722)

Income before income taxes, minority interests and equity earnings	45,912	75,984	75,895	(156,037)	41,754
Income taxes	3,172	12,637	(7,972)	—	7,837
Minority interests, net of income taxes	(28)	(336)	(1,076)	—	(1,440)
Equity in earnings of unconsolidated subsidiaries	(1)	(42)	947	—	904

Net income	$49,055	$88,243	$67,794	$(156,037)	$49,055

For the Quarter Ended June 17, 2006

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$15,405	$748,497	$1,109,081	$(297,786)	$1,575,197
Cost of products sold	(13,323)	(667,051)	(1,006,536)	292,101	(1,394,809)

Gross margin	2,082	81,446	102,545	(5,685)	180,388
Selling, marketing and general and administrative expenses	(11,742)	(47,532)	(54,517)	5,685	(108,106)

Operating income (loss)	(9,660)	33,914	48,028	—	72,282
Equity in subsidiary income	37,216	29,953	—	(67,169)	—
Other income (expense), net	(3,205)	—	(824)	—	(4,029)
Interest income	558	116	1,031	—	1,705
Interest expense	(26,558)	(2)	(13,366)	—	(39,926)

Income (loss) before income taxes, minority interests and equity earnings	(1,649)	63,981	34,869	(67,169)	30,032
Income taxes	20,210	(27,470)	(5,671)	—	(12,931)
Minority interests, net of income taxes	(36)	142	(207)	—	(101)
Equity in earnings of unconsolidated subsidiaries	—	(47)	1,370	—	1,323

Income from continuing operations	18,525	36,606	30,361	(67,169)	18,323
Income from discontinued operations, net of income taxes	—	202	—	—	202

Net income	$18,525	$36,808	$30,361	$(67,169)	$18,525

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OPERATIONS
For the Half Year Ended June 16, 2007

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$38,446	$1,418,488	$2,441,408	$(575,509)	$3,322,833
Cost of products sold	(32,788)	(1,297,315)	(2,231,879)	563,988	(2,997,994)

Gross margin	5,658	121,173	209,529	(11,521)	324,839
Selling, marketing and general and administrative expenses	(33,272)	(89,982)	(111,882)	11,521	(223,615)

Operating income (loss)	(27,614)	31,191	97,647	—	101,224
Equity in subsidiary income	113,229	76,426	—	(189,655)	—
Other income (expense), net	—	—	15,337	—	15,337
Interest income	142	96	3,481	—	3,719
Interest expense	(56,494)	(7)	(32,423)	—	(88,924)

Income before income taxes, minority interests and equity earnings	29,263	107,706	84,042	(189,655)	31,356
Income taxes	9,616	5,031	(8,051)	—	6,596
Minority interests, net of income taxes	(48)	(510)	(133)	—	(691)
Equity in earnings of unconsolidated subsidiaries	9	277	1,293	—	1,579

Net income	$38,840	$112,504	$77,151	$(189,655)	$38,840

For the Half Year Ended June 17, 2006

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$26,734	$1,445,744	$2,110,002	$(612,682)	$2,969,798
Cost of products sold	(23,019)	(1,294,474)	(1,945,899)	603,858	(2,659,534)

Gross margin	3,715	151,270	164,103	(8,824)	310,264
Selling, marketing and general and administrative expenses	(27,240)	(92,095)	(104,561)	8,824	(215,072)

Operating income (loss)	(23,525)	59,175	59,542	—	95,192
Equity in subsidiary income	54,606	25,288	—	(79,894)	—
Other income (expense), net	(3,206)	—	(1,909)	—	(5,115)
Interest income	744	195	2,240	—	3,179
Interest expense	(50,676)	(5)	(23,599)	—	(74,280)

Income (loss) before income taxes, minority interests and equity earnings	(22,057)	84,653	36,274	(79,894)	18,976
Income taxes	34,800	(31,334)	(12,146)	—	(8,680)
Minority interests, net of income taxes	(72)	(112)	(534)	—	(718)
Equity in earnings of unconsolidated subsidiaries	—	403	2,442	—	2,845

Income from continuing operations	12,671	53,610	26,036	(79,894)	12,423
Income from discontinued operations, net of income tax	—	248	—	—	248

Net income	$12,671	$53,858	$26,036	$(79,894)	$12,671

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 16, 2007

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total

(In thousands)
ASSETS
Cash and cash equivalents	$15,568	$(11,931)	$96,946	$—	$100,583
Receivables, net of allowances	307,327	(55,763)	664,580	—	916,144
Inventories	6,813	247,712	383,617	—	638,142
Prepaid expenses	5,589	16,350	48,857	—	70,796
Deferred income tax assets	29,596	24,754	12,256	—	66,606
Assets held-for-sale	727	3,251	22,601	—	26,579

Total current assets	365,620	224,373	1,228,857	—	1,818,850
Investments	2,178,784	1,804,118	62,665	(3,981,176)	64,391
Property, plant and equipment, net	287,045	350,386	767,361	—	1,404,792
Goodwill	—	152,714	362,835	—	515,549
Intangible assets, net	689,829	23,908	10,100	—	723,837
Other assets, net	39,992	8,900	101,447	—	150,339

Total assets	$3,561,270	$2,564,399	$2,533,265	$(3,981,176)	$4,677,758

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$3,083	$142,242	$385,362	$—	$530,687
Accrued liabilities	63,890	187,979	188,148	—	440,017
Current portion of long-term debt	1,950	121	12,430	—	14,501
Notes payable	—	—	48,165	—	48,165

Total current liabilities	68,923	330,342	634,105	—	1,033,370
Intercompany payables (receivables)	900,698	(27,645)	(873,053)	—	—
Long-term debt	1,499,329	344	818,385	—	2,318,058
Deferred income tax liabilities	235,311	30,759	25,683	—	291,753
Other long-term liabilities	434,591	43,323	111,682	—	589,596
Minority interests	—	—	22,563	—	22,563
Total shareholders’ equity	422,418	2,187,276	1,793,900	(3,981,176)	422,418

Total liabilities and shareholders’ equity	$3,561,270	$2,564,399	$2,533,265	$(3,981,176)	$4,677,758

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 30, 2006

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
ASSETS
Cash and cash equivalents	$7,322	$(6)	$85,098	$—	$92,414
Receivables, net of allowances	306,813	(60,940)	499,857	—	745,730
Inventories	6,914	296,644	357,994	—	661,552
Prepaid expenses	4,806	15,854	44,728	—	65,388
Deferred income tax assets	29,596	24,754	12,256	—	66,606
Assets held — for-sale	906	30,682	—	—	31,588

Total current assets	356,357	306,988	999,933	—	1,663,278
Investments	2,072,618	1,684,500	61,254	(3,755,636)	62,736
Property, plant and equipment, net	288,029	371,014	802,918	—	1,461,961
Goodwill	—	159,939	385,801	—	545,740
Intangible assets, net	689,829	25,606	11,254	—	726,689
Other assets, net	41,232	8,986	101,734	—	151,952

Total assets	$3,448,065	$2,557,033	$2,362,894	$(3,755,636)	$4,612,356

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$2,530	$137,012	$315,143	$—	$454,685
Accrued liabilities	70,493	237,295	164,500	—	472,288
Current portion of long-term debt	1,950	—	12,505	—	14,455
Notes payable	—	—	34,129	—	34,129

Total current liabilities	74,973	374,307	526,277	—	975,557
Intercompany payables (receivables)	792,577	36,238	(828,815)	—	—
Long-term debt	1,493,053	—	822,544	—	2,315,597
Deferred income tax liabilities	290,152	30,760	25,683	—	346,595
Other long-term liabilities	456,227	42,579	109,385	—	608,191
Minority interests	—	8,278	17,055	—	25,333
Total shareholders’ equity	341,083	2,064,871	1,690,765	(3,755,636)	341,083

Total liabilities and shareholders’ equity	$3,448,065	$2,557,033	$2,362,894	$(3,755,636)	$4,612,356

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Half Year Ended June 16, 2007

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Operating activities
Intercompany dividend income	$17,543	$17,543	$—	$(35,086)	$—
Operating activities	(15,401)	21,550	19,333	—	25,482

Cash flow provided by operating activities	2,142	39,093	19,333	(35,086)	25,482

Investing activities
Proceeds from sales of assets	462	51	32,229	—	32,742
Capital additions	(292)	(22,329)	(21,419)	—	(44,040)
Repurchase of common stock in the going-private merger transaction	(203)	—	—	—	(203)

Cash flow provided by (used in) investing activities	(33)	(22,278)	10,810	—	(11,501)

Financing activities
Short-term debt borrowings	—	—	40,790	—	40,790
Short-term debt repayments	—	(11,179)	(29,676)	—	(40,855)
Long-term debt borrowings	534,300	—	375	—	534,675
Long-term debt repayments	(528,163)	(18)	(4,513)	—	(532,694)
Intercompany dividends	—	(17,543)	(17,543)	35,086	—
Dividends paid to minority shareholders	—	—	(8,942)	—	(8,942)

Cash flow provided by (used in) financing activities	6,137	(28,740)	(19,509)	35,086	(7,026)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	1,214	—	1,214

Increase (decrease) in cash and cash equivalents	8,246	(11,925)	11,848	—	8,169
Cash and cash equivalents at beginning of period	7,322	(6)	85,098	—	92,414

Cash and cash equivalents at end of period	$15,568	$(11,931)	$96,946	$—	$100,583

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Half Year Ended June 17, 2006

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Operating activities
Cash flow provided by (used in) operating activities	$(20,921)	$17,898	$(40,148)	$—	$(43,171)

Investing activities
Proceeds from sales of assets	168	97	2,020	—	2,285
Capital additions	(680)	(20,948)	(23,096)	—	(44,724)
Repurchase of common stock in the going-private merger transaction	(100)	—	—	—	(100)

Cash flow used in investing activities	(612)	(20,851)	(21,076)	—	(42,539)

Financing activities
Short-term debt borrowings	—	(6)	51,366	—	51,360
Short-term debt repayments	—	(752)	(17,669)	—	(18,421)
Long-term debt borrowings, net of debt issuance costs	654,383	565	907,113	—	1,562,061
Long-term debt repayments	(496,689)	(412)	(881,457)	—	(1,378,558)
Capital contributions	28,390	—	—	—	28,390
Dividends paid to minority shareholders	—	(437)	(859)	—	(1,296)
Dividends paid to parent	(163,691)	—	—	—	(163,691)

Cash flow provided by (used in) financing activities	22,393	(1,042)	58,494	—	79,845

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	—	8,356	—	8,356

Increase (decrease) in cash and cash equivalents	860	(3,995)	5,626	—	2,491
Cash and cash equivalents at beginning of period	12,698	(5,453)	41,567	—	48,812

Cash and cash equivalents at end of period	$13,558	$(9,448)	$47,193	$—	$51,303

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

For the second quarter of 2007, Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) generated revenues of $1.77 billion, reflecting a 12% increase compared to the prior year. Higher sales were reported in the Company’s fresh fruit and packaged foods operating segments. Revenue growth was fueled by strong banana sales worldwide and higher sales volumes in the European ripening and distribution operations due in part to the October 2006 acquisition of the remaining 65% ownership in JP Fruit Distributors Limited (renamed JP Fresh) that the Company did not previously own. In addition, the packaged foods segment had higher pricing and volume in its North America business. These revenue increases were partially offset by lower sales in the fresh vegetables and fresh-cut flowers segments due primarily to lower sales volumes. The Company earned operating income of $70.6 million compared to $72.3 million earned in the prior year. Lower operating income was reported by the Company’s fresh vegetables, packaged foods and fresh-cut flowers operations. The fresh vegetables and fresh-cut flowers segments were impacted by both lower sales and higher product costs. Operating income in the packaged foods segment was impacted by higher product costs that resulted from unfavorable foreign exchange currency movements in its international sourcing locations. Higher operating income in the Company’s fresh fruit segment resulted from improved pricing in North America and Asia bananas and lower costs in the banana and fresh pineapple operations in North America and Europe. Net income for the second quarter of 2007 was $49.1 million compared to net income of $18.5 million in the second quarter of 2006.

For the first half of 2007, the Company generated revenues of $3.32 billion, reflecting a 12% increase compared to the prior year. Higher sales were reported in the Company’s fresh fruit and packaged foods operating segments. Operating income was $101.2 million compared to $95.2 million earned in the prior year. Higher operating income in the fresh fruit operating segment and lower operating income in the fresh vegetables, packaged foods and fresh-cut flowers segments resulted from the same factors that drove the changes in the second quarter’s operating results. Net income of $38.8 million was reported for the first half of 2007 compared to net income of $12.7 million in the first half of 2006.

Results of Operations

Selected results of operations for the quarters and half years ended June 16, 2007 and June 17, 2006 were as follows:

	Quarter Ended
	June 16,	June 17,
	2007	2006

(In thousands)
Revenues, net	$1,766,700	$1,575,197
Operating income	70,635	72,282
Interest income and other income (expense), net	15,841	(2,324)
Interest expense	(44,722)	(39,926)
Income taxes	7,837	(12,931)
Minority interests, net of income taxes and equity in earnings of unconsolidated subsidiaries	(536)	1,222
Income from discontinued operations, net of income taxes	—	202
Net income	49,055	18,525

	Half Year Ended
	June 16,	June 17,
	2007	2006

(In thousands)
Revenues, net	$3,322,833	$2,969,798
Operating income	101,224	95,192
Interest income and other income (expense), net	19,056	(1,936)
Interest expense	(88,924)	(74,280)
Income taxes	6,596	(8,680)
Minority interests, net of income taxes and equity in earnings of unconsolidated subsidiaries	888	2,127
Income from discontinued operations, net of income taxes	—	248
Net income	38,840	12,671

Revenues

For the quarter ended June 16, 2007, revenues increased 12% to $1.77 billion from $1.58 billion for the quarter ended June 17, 2006. Higher volumes of bananas together with improved pricing in North America and Asia contributed $61 million or 32% of the overall sales increase. Higher revenues in the European ripening and distribution operations resulted primarily from the acquisition of JP Fresh in the fourth quarter of 2006 as well as higher volumes in the other ripening and distribution businesses. JP Fresh generated revenues of $78 million during the second quarter of 2007. Higher sales of packaged food products, primarily for FRUIT BOWLS®, fruit in plastic jars, pineapple juice, concentrate and packaged frozen foods also increased revenues by $20 million. Favorable foreign currency exchange movements in the Company’s selling locations positively impacted revenues by approximately $30 million. These increases were partially offset by lower sales of North America commodity vegetables and lower volumes of packaged salads and fresh-cut flowers.

For the half year ended June 16, 2007, revenues also increased 12% to $3.32 billion from $2.97 billion for the half year ended June 17, 2006. Revenues increased due to higher volumes of bananas sold worldwide, higher banana pricing in North America and Asia, higher volumes of fresh pineapples sold in North America and Asia, as well as increased volumes in the European ripening and distribution businesses. JP Fresh contributed revenues of $151 million during the first half of 2007. In addition, revenues increased as a result of higher sales of packaged food products primarily in North America and Europe. Favorable foreign currency exchange movements in the Company’s selling locations positively impacted revenues by approximately $63 million. These increases were partially offset by lower sales volumes of commodity vegetables, packaged salads and fresh-cut flowers.

Operating Income

For the quarter ended June 16, 2007, operating income decreased to $70.6 million from $72.3 million in the quarter ended June 17, 2006. The decrease was primarily attributable to lower operating results from the Company’s fresh vegetables, packaged foods and fresh-cut flowers operating segments, as well as from the Chilean deciduous fruit operations. The fresh vegetables and fresh-cut flowers operations were impacted by lower sales volumes and higher product costs. The Chilean deciduous fruit operations were impacted by the write-off of farm assets and the packaged foods segment incurred higher product costs primarily resulting from unfavorable foreign currency exchange movements in its international sourcing locations. If foreign currency exchange rates in the Company’s significant foreign operations during the second quarter of 2007 had remained unchanged from those experienced during the second quarter of 2006, the Company estimates that its operating income would have been higher by approximately $15 million. These decreases to operating income were offset by improved operating results worldwide for bananas and fresh pineapple and better results in the European ripening and distribution operations.

For the half year ended June 16, 2007, operating income increased to $101.2 million from $95.2 million for the half year ended June 17, 2006. Higher operating income was reported by the Company’s fresh fruit segment due primarily to higher banana volumes worldwide, lower purchased fruit costs for fresh pineapples and lower shipping costs for bananas in both North America and Europe and the absence of an $8.9 million restructuring charge recorded during the prior year. Lower operating income was reported by fresh vegetables, packaged foods and fresh-cut flowers due primarily to the same factors that impacted the quarter. Unfavorable foreign currency exchange movements also affected operating results. If foreign currency exchange rates in the Company’s significant foreign operations during the half year ended June 16, 2007 had remained unchanged from those experienced during the half year ended June 17, 2006, the Company estimates that its operating income would have been higher by approximately $22 million.

Interest Income and Other Income (Expense), Net

For the quarter ended June 16, 2007, interest income and other income (expense), net improved to income of $15.8 million from an expense of $2.3 million in the prior year. The improvement was primarily due to an unrealized gain of $13.2 million generated by the Company’s cross currency swap in 2007 and a reduction in the foreign currency exchange loss on the Company’s British pound sterling capital lease vessel obligation (“vessel obligation”) of $5 million.

For the half year ended June 16, 2007, interest income and other income (expense), net improved to income of $19.1 million from an expense of $1.9 million for the half year ended June 17, 2006. The improvement was due to an unrealized gain of $14.7 million generated on the cross currency swap and a reduction in the foreign currency exchange loss on the Company’s vessel obligation of $5.4 million.

Interest Expense

Interest expense for the quarter ended June 16, 2007 was $44.7 million compared to $39.9 million in the quarter ended June 17, 2006. Interest expense increased primarily as a result of additional borrowings and higher effective market-based borrowing rates on the Company’s debt facilities.

Interest expense for the half year ended June 16, 2007 was $88.9 million compared to $74.3 million for the half year ended June 17, 2006. The increase in interest expense was primarily attributable to the same factors that impacted the quarter.

Income Taxes

Income tax benefit for the half year ended June 16, 2007 totaled approximately $6.6 million. This is reflective of the benefit generated by pre-tax income through the half year ended June 16, 2007 using the rate at which the Company expects to benefit its pre-tax income for the full fiscal year ending December 29, 2007 of 28.2%, offset by interest expense of $4.9 million (net of income tax benefits of approximately $3 million) related to the Company’s unrecognized tax benefits. The 28.2% rate for the full fiscal year ending December 29, 2007 excludes the impact of foreign net operating losses for which no benefit is expected to be realized. In arriving at the benefit for the half year ended June 16, 2007, the Company has excluded from its pre-tax income $9.3 million of such losses. The Company expects to generate a tax benefit on pre-tax income for the full fiscal year ending December 29, 2007 given it expects to incur losses in the U.S. for which benefit will be provided and earn pre-tax income in foreign jurisdictions taxed at a lower rate than in the U.S.

The income tax expense for the half year ended June 17, 2006 of $8.7 million reflects the Company’s then expected effective income tax rate of approximately 45.9%. The level and mix of earnings has a significant impact on the Company’s effective tax rate and is the primary reason for the fluctuation in rates quarter over quarter and year over year.

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

Revenues from external customers and EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended		Half Year Ended
	June 16,	June 17,	June 16,	June 17,
	2007	2006	2007	2006

(In thousands)
Revenues from external customers:
Fresh fruit	$1,231,538	$1,003,909	$2,277,955	$1,900,933
Fresh vegetables	265,086	304,403	509,360	547,606
Packaged foods	241,876	221,723	470,102	417,670
Fresh-cut flowers	27,921	44,869	64,885	103,033
Corporate	279	293	531	556

	$1,766,700	$1,575,197	$3,322,833	$2,969,798

	Quarter Ended		Half Year Ended
	June 16,	June 17,	June 16,	June 17,
	2007	2006	2007	2006

(In thousands)
EBIT:
Fresh fruit	$89,812	$52,495	$120,480	$72,783
Fresh vegetables	(14,607)	11,791	(12,374)	16,351
Packaged foods	17,337	22,002	32,585	36,883
Fresh-cut flowers	(6,080)	(5,083)	(6,121)	(5,478)

Total operating segments	86,462	81,205	134,570	120,539
Corporate	(522)	(10,025)	(13,402)	(25,156)
Interest expense	(44,722)	(39,926)	(88,924)	(74,280)
Income taxes	7,837	(12,931)	6,596	(8,680)

Net income from continuing operations	$49,055	$18,323	$38,840	$12,423

Fresh Fruit

Fresh fruit revenues for the quarter ended June 16, 2007 increased 23% to $1.23 billion from $1 billion for the quarter ended June 17, 2006. The increase in fresh fruit revenues was primarily driven by higher worldwide sales of bananas, higher volumes of pineapples sold in North America and Asia and higher sales in the European ripening and distribution operations. The increase in banana sales resulted from improved volumes worldwide and higher pricing in North America and Asia. European ripening and distribution sales increased primarily due to the acquisition in October 2006 of JP Fresh, an importer and distributor of fresh produce in the United Kingdom. Fresh fruit revenues for the half year ended June 16, 2007 increased 20% to $2.28 billion from $1.9 billion for the half year ended June 17, 2006. Revenue growth for the first half of the year was mainly due to the same factors that affected sales during the second quarter. Favorable foreign currency exchange movements in the Company’s foreign selling locations, primarily from the euro and Swedish krona, benefited revenues by approximately $29 million and $63 million during the second quarter and half year of 2007, respectively.

Fresh fruit EBIT for the quarter ended June 16, 2007 increased to $89.8 million from $52.5 million for the quarter ended June 17, 2006. EBIT increased primarily as a result of higher worldwide sales of bananas, lower product costs in fresh pineapples and improved results in the European ripening and distribution operations. The increase in worldwide banana EBIT was principally driven by higher volumes and pricing in North America and Asia, higher volumes in Europe as well as lower purchased fruit cost for fresh pineapples and lower shipping costs for bananas in North America and Europe. The increase in European ripening and distribution EBIT was primarily due to higher volumes as well as the absence of $3.6 million of restructuring costs incurred at Saba in the prior year. These increases were partially offset by higher product costs and a $3.6 million write-off of farm assets in the Chilean deciduous fruit operations. Fresh fruit EBIT for the half year ended June 16, 2007 increased to $120.5 million from $72.8 million for the half year ended June 17, 2006. EBIT increased primarily as a result of the same factors that increased EBIT during the second quarter. If foreign currency exchange rates in the Company’s significant fresh fruit foreign operations during the quarter and half year ended June 16, 2007 had remained unchanged from those experienced during the quarter and half year ended June 17, 2006, the Company estimates that fresh fruit EBIT would have been higher by approximately $5 million and $6 million, respectively.

Fresh Vegetables

Fresh vegetables revenues for the quarter ended June 16, 2007 decreased to $265.1 million from $304.4 million for the quarter ended of June 17, 2006. The decrease in revenues was primarily due to lower volumes and pricing in the North America commodity vegetables business, primarily for berries, lettuce and celery, and lower volumes in the packaged salads business. Consumer demand in the packaged salads category continued to be impacted by the September 2006 voluntary recall of packaged salads as discussed below. Fresh vegetables revenues in the half year ended June 16, 2007 decreased to $509.4 million from $547.6 million for the half year ended June 17, 2006. The decrease in revenues for the half year was primarily due to lower volumes in the North America and Asia commodity vegetables businesses and lower volumes and pricing in the packaged salads business.

Fresh vegetables EBIT for the quarter ended June 16, 2007 was a loss of $14.7 million compared to income of $11.8 million for the quarter ended June 17, 2006. The decrease in EBIT was primarily due to lower sales volumes and higher product costs in the North America commodity vegetables and packaged salads businesses. Fresh vegetables EBIT for the half year ended June 16, 2007 was a loss of $12.4 million compared to income of $16.4 million for the half year ended June 17, 2006. The decrease in EBIT was primarily due to lower sales volumes, higher product costs and increased promotional activities in the packaged salads business. These decreases were partially offset by higher earnings in the North America commodity business due to higher pricing and lower distribution costs.

On September 15, 2006, Natural Selection Foods LLC recalled all packaged fresh spinach that Natural Selection Foods produced and packaged with Best-If-Used-By dates from August 17 through October 1, 2006, because of reports of illness due to E. coli O157:H7 following consumption of packaged fresh spinach produced by Natural Selection Foods. These packages were sold under 28 different brand names, one of which was DOLE®. Natural Selection Foods produced and packaged all spinach items under the DOLE label (with the names “Spinach,” “Baby Spinach” and “Spring Mix”). On September 15, 2006, Dole announced that it supported the voluntary recall issued by Natural Selection Foods. Dole has no ownership or other economic interest in Natural Selection Foods. Lower demand as a result of this recall impacted the Company’s consolidated results of operations for the second quarter ended June 16, 2007. The Company expects that future sales of packaged salads category products will continue to be impacted as a result of this event.

Packaged Foods

Packaged foods revenues for the quarter ended June 16, 2007 increased 9% to $241.9 million from $221.7 million for the quarter ended June 17, 2006. The increase in revenues was primarily due to higher pricing and volumes of FRUIT BOWLS, fruit in plastic jars, pineapple juice and concentrate and packaged frozen fruit sold in North America. These increases were partially offset by lower sales in Asia due in part to the disposition of a small distribution company in the Philippines during the fourth quarter of 2006. Packaged foods revenues for the half year ended June 16, 2007 increased 13% to $470.1 million from $417.7 million for the half year ended June 17, 2006. The increase in revenues was primarily due to the same factors that drove the increase during the second quarter in addition to higher volumes of concentrate and canned pineapple sold in Europe.

EBIT in the packaged foods segment for the quarter ended June 16, 2007 decreased to $17.3 million from $22 million for the quarter ended June 17, 2006. EBIT was impacted by higher product costs in both North America and Europe which were mainly driven by unfavorable foreign currency exchange rates in Thailand and the Philippines, where the product is sourced. EBIT for the half year ended June 16, 2007 decreased to $32.6 million from $36.9 million for the half year ended June 17, 2006. The decrease in EBIT was attributable to the same factors that drove the decrease during the second quarter. If foreign currency exchange rates in the Company’s packaged foods sourcing operations during the quarter and half year ended June 16, 2007 had remained unchanged from those experienced during the quarter and half year ended June 17, 2006, the Company estimates that packaged foods EBIT would have been higher by approximately $7 million and $14 million, respectively.

Fresh-Cut Flowers

Fresh-cut flowers revenues for the quarter ended June 16, 2007 decreased to $27.9 million from $44.9 million for the quarter ended June 17, 2006. The decrease in revenues was due primarily to lower sales volume related to changes in the customer base and product offerings attributable to the implementation of the 2006 restructuring plan, as more fully discussed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. In addition, revenues continued to be impacted by production shortfalls resulting from adverse weather conditions in Colombia. Revenues for the half year ended June 16, 2007 decreased to $64.9 million from $103 million for the half year ended June 17, 2006. Revenues in the first half of 2007 were impacted mainly by the same factors affecting sales during the second quarter.

EBIT in the fresh-cut flowers segment for the quarter ended June 16, 2007 decreased to a loss of $6.1 million from a loss of $5.1 million for the quarter ended June 17, 2006. The decrease in EBIT was due primarily to costs incurred of $1.7 million related to the closure of a farm in Colombia. EBIT was also impacted by lower than expected production yields resulting from adverse weather conditions, and an unfavorable foreign currency exchange rate impact due to the strengthening of the Colombian peso. Fresh-cut flowers EBIT for the half year ended June 16, 2007 decreased to a loss of $6.1 million from a loss of $5.5 million for the half year ended June 17, 2006. EBIT during the first half of 2007 was impacted by the same factors affecting EBIT during the second quarter. In addition there were higher product costs resulting from damage to roses in Colombia caused by adverse weather conditions during the first quarter. If foreign currency exchange rates in the Company’s fresh-cut flowers Colombian operations during the quarter and half year ended June 16, 2007 had remained unchanged from those experienced during the quarter and half year ended June 17, 2006, the Company estimates that fresh-cut flowers EBIT would have been higher by approximately $2 million for both the quarter and half year.

In July 2007, a significant customer of the fresh-cut flowers segment announced that it intended to reduce its volumes and therefore planned to reduce fresh-cut flowers purchases from the Company and other flower growers. The Company is currently evaluating the impact of this change. However, the Company expects that sales in the fresh-cut flowers segment for fiscal 2007 will be reduced as a result of this announcement.

Corporate

Corporate EBIT was a loss of $0.5 million for the quarter ended June 16, 2007 compared to a loss of $10 million for the quarter ended June 17, 2006. The increase in EBIT for the quarter was primarily due to an unrealized gain of $13.2 million in 2007 related to the Company’s cross currency swap partially offset by higher corporate general and administrative expenses compared to the prior year. Corporate EBIT was a loss of $13.4 million for the half year ended June 16, 2007 compared to a loss of $25.2 million for the half year ended June 17, 2006. The increase in EBIT for the first half of 2007 is primarily due to the same factors that impacted EBIT for the quarter ended June 16, 2007.

Liquidity and Capital Resources

For the half year ended June 16, 2007, cash flows provided by operating activities were $25.5 million compared to cash flows used in operating activities of $43.2 million for the half year ended June 17, 2006. Cash flows provided by operating activities were $68.7 million higher, primarily due to higher earnings and higher payables. These factors were partially offset by lower accrued liabilities due in part to the timing of payments.

Cash flows used in investing activities were $11.5 million for the half year ended June 16, 2007, compared to cash flows used in investing activities of $42.5 million for the half year ended June 17, 2006. The decrease in cash outflow during 2007 was primarily due to $30.5 million of cash proceeds received on the sale of land parcels located in central California by two limited liability companies in which the Company is a majority owner.

Cash flows used in financing activities were $7 million for the half year ended June 16, 2007 compared to cash flows provided by financing activities of $79.8 million for the half year ended June 17, 2006. The decrease of $86.8 million is due to lower current year borrowings of $214.5 million, net of repayments and the absence of an equity contribution of $28.4 million made by Dole Holding Company, LLC, the Company’s immediate parent during 2006. These items were offset by the absence of $163 million of dividends paid to Dole Holding Company, LLC, during 2006.

As of June 16, 2007, the asset based revolving credit facility (“ABL revolver”) borrowing base was $307.1 million and the amount outstanding under the ABL revolver was $174.3 million. After taking into account approximately $4 million of outstanding letters of credit issued under the ABL revolver, the Company had approximately $128.8 million available for borrowings as of June 16, 2007. Amounts outstanding under the term loan facilities were $965.3 million at June 16, 2007. In addition, the Company had approximately $79.7 million of letters of credit and bank guarantees outstanding under its pre-funded letter of credit facility at June 16, 2007.

The Company had a cash balance and available borrowings under the ABL revolver of $100.6 million and $128.8 million, respectively, at June 16, 2007. The Company believes that its existing cash balance and available borrowing capacity under the ABL revolver together with its future cash flow from operations and access to capital markets will enable it to meet its working capital, capital expenditure, debt maturity and other commitments and funding requirements during the next twelve months. Factors impacting the Company’s cash flow from operations include such items as commodity prices, interest rates and foreign currency exchange rates, among other things, as set forth in the Company’s Form 10-K for the fiscal year ended December 30, 2006 and in subsequent SEC filings.

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

Although all Latin bananas are subject to a tariff of 176 euro per metric ton, up to 775,000 metric tons of bananas from African, Caribbean and Pacific (“ACP”) countries may be imported to the EU duty-free. This preferential treatment of a zero tariff on up to 775,000 tons of ACP banana imports, as well as the 176 euro per metric ton tariff applied to Latin banana imports, has been challenged by Panama, Honduras and Nicaragua in consultation proceedings at the World Trade Organization (“WTO”). In addition, on March 8, 2007 and March 20, 2007, Ecuador formally requested the WTO Dispute Settlement Body (“DSB”) to appoint a panel to review the matter. The EU blocked Ecuador’s initial request for establishment of a panel on March 8, 2007; however, the EU was unable to block Ecuador’s second request under WTO rules. On March 20, 2007, the DSB announced that it will establish a panel to rule on Ecuador’s complaint. On March 21, 2007 Colombia also lodged a complaint with the WTO and formally requested a panel. Consultations are continuing between the EU and Colombia, and the WTO has not yet appointed another DSB panel in response to Colombia’s complaint. On June 29, 2007, the United States requested a DSB panel to hear its complaint regarding the EU’s current banana regime, and the DSB agreed on July 12, 2007 to establish this panel.

The current tariff applied to Latin banana imports may be lowered and the ACP preference of a zero tariff may be affected depending on the outcome of these WTO proceedings, but the WTO proceedings are only in their initial stages and may take several years to conclude. Despite the current WTO proceedings, the EC continues to negotiate with the banana producing Latin American countries to resolve the dispute. The Company encourages efforts to lower the tariff through negotiations with the EU and is working actively to help achieve this result.

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

Derivative Instruments and Hedging Activities:  The Company uses derivative instruments to hedge against fluctuations in interest rates, foreign currency exchange rate movements and bunker fuel prices. With the exception of the South African rand forward contracts, all of the Company’s derivative instruments have historically been designated as effective hedges of cash flows as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“FAS 133”). The Company does not utilize derivatives for trading or other speculative purposes.

During the second quarter of 2007, the Company elected to discontinue its designation of both its foreign currency and bunker fuel hedges as cash flow hedges under FAS 133. The interest rate swap will continue to be accounted for as a cash flow hedge under FAS 133. As a result, all changes in the fair value of the Company’s derivative financial instruments from the time of discontinuation of hedge accounting are reflected in the Company’s condensed consolidated statements of operations. As of June 16, 2007, $2 million of net unrealized hedging gains was recorded as a component of costs of products sold in the condensed consolidated statements of operations.

Supplemental Financial Information

The following financial information has been presented, as management believes that it is useful information to some readers of the Company’s condensed consolidated financial statements:

	June 16,	December 30,
	2007	2006

(In thousands)
Balance Sheet Data:
Total working capital (current assets less current liabilities)	$785,480	$687,721
Total assets	$4,677,758	$4,612,356
Total debt	$2,380,724	$2,364,181
Total shareholders’ equity	$422,418	$341,083

	Quarter Ended		Half Year Ended
	June 16,	June 17,	June 16,	June 17,
	2007	2006	2007	2006

(In thousands)
Other Financial Data:
Net income	$49,055	$18,525	$38,840	$12,671
Income from discontinued operations, net of income taxes	—	(202)	—	(248)
Interest expense	44,722	39,926	88,924	74,280
Income taxes	(7,837)	12,931	(6,596)	8,680
Depreciation and amortization	35,132	33,501	71,319	66,336

EBITDA	$121,072	$104,681	$192,487	$161,719
EBITDA margin	6.9%	6.6%	5.8%	5.4%
Capital expenditures	$24,110	$36,332	$36,266	$58,684

“EBITDA” is defined as earnings before interest expense, income taxes, and depreciation and amortization. EBITDA is calculated by adding interest expense, income taxes and depreciation expense to net income. For 2006, EBITDA is calculated by subtracting income from discontinued operations, net of income taxes, and adding interest expense, income taxes and depreciation and amortization to net income. EBITDA margin is defined as the ratio of EBITDA, as defined, relative to net revenues. EBITDA is reconciled to net income in the condensed consolidated financial statements in the tables above. EBITDA and EBITDA margin fluctuated primarily due to the same factors that impacted the changes in operating income and segment EBIT discussed earlier.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

For the quarter ended June 16, 2007, there have been no material changes in the market risk disclosure presented in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out as of June 16, 2007 under the supervision and with the participation of Dole’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act. Based upon this evaluation, Dole’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 16, 2007. No change in our internal control over financial reporting identified in connection with this evaluation that occurred during our second quarter of 2007 has materially affected, or is reasonably likely to materially affect, Dole’s internal control over financial reporting.

PART II.
OTHER INFORMATION
DOLE FOOD COMPANY, INC.

Item 1.	Legal Proceedings

For information regarding legal matters, please refer to Note 11 to the Condensed Consolidated Financial Statements contained in this quarterly report.

Item 6.	Exhibits

Exhibit
Number

31	.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31	.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	.1†	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32	.2†	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

*	Filed herewith

†	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 31, 2007	DOLE FOOD COMPANY, INC.
REGISTRANT

By:	/s/ Joseph S. Tesoriero
Joseph S. Tesoriero
Vice President and
Chief Financial Officer

By:	/s/ Yoon J. Hugh
Yoon J. Hugh
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number

31	.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31	.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	.1†	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32	.2†	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith

†	Furnished herewith