Form 10-Q
period 2007-10-06
DOLE FOOD CO INC
filed 2007-11-20
CIK 18169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 6, 2007

or

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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 16, 2007
Common Stock, $0.001 Par Value	1,000

DOLE FOOD COMPANY, INC.

PART I.
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Quarter Ended		Three Quarters Ended
	October 6,	October 7,	October 6,	October 7,
	2007	2006	2007	2006

Revenues, net	$2,016,935	$1,773,977	$5,339,768	$4,743,775
Cost of products sold	(1,858,090)	(1,663,174)	(4,856,084)	(4,322,708)

Gross margin	158,845	110,803	483,684	421,067
Selling, marketing and general and administrative expenses	(144,661)	(133,270)	(368,276)	(348,342)

Operating income (loss)	14,184	(22,467)	115,408	72,725
Other income (expense), net	(10,575)	19,661	4,762	14,546
Interest income	2,459	1,947	6,178	5,126
Interest expense	(61,529)	(56,619)	(150,453)	(130,899)

Loss before income taxes, minority interests and equity earnings	(55,461)	(57,478)	(24,105)	(38,502)
Income taxes	(5,300)	3,044	1,296	(5,636)
Minority interests, net of income taxes	(2,115)	(2,947)	(2,806)	(3,665)
Equity in earnings of unconsolidated subsidiaries	(451)	1,022	1,128	3,867

Loss from continuing operations	(63,327)	(56,359)	(24,487)	(43,936)
Income from discontinued operations, net of income taxes	—	256	—	504

Net loss	$(63,327)	$(56,103)	$(24,487)	$(43,432)

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	October 6,	December 30,
	2007	2006

ASSETS
Cash and cash equivalents	$83,647	$92,414
Receivables, net of allowances of $68,835 and $62,632, respectively	842,833	745,730
Inventories	717,800	661,552
Prepaid expenses	66,132	65,388
Deferred income tax assets	66,606	66,606
Assets held-for-sale	53,141	31,588

Total current assets	1,830,159	1,663,278
Investments	67,173	62,736
Property, plant and equipment, net of accumulated depreciation of $964,765 and $840,891, respectively	1,360,559	1,461,961
Goodwill	515,856	545,740
Intangible assets, net	723,230	726,689
Other assets, net	156,850	151,952

Total assets	$4,653,827	$4,612,356

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$500,894	$454,685
Accrued liabilities	489,933	472,288
Current portion of long-term debt	14,610	14,455
Notes payable	51,959	34,129

Total current liabilities	1,057,396	975,557
Long-term debt	2,320,213	2,315,597
Deferred income tax liabilities	284,700	346,595
Other long-term liabilities	604,399	608,191
Minority interests	23,936	25,333
Contingencies (Note 11)
Shareholders’ equity
Common stock — $0.001 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	413,657	409,032
Retained deficit	(51,864)	(53,812)
Accumulated other comprehensive income (loss)	1,390	(14,137)

Total shareholders’ equity	363,183	341,083

Total liabilities and shareholders’ equity	$4,653,827	$4,612,356

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Quarters Ended
	October 6,	October 7,
	2007	2006

Operating activities
Net loss	$(24,487)	$(43,432)
Adjustments to reconcile net income to cash flow provided by (used in) operating activities:
Depreciation and amortization	119,302	113,441
Unrealized foreign currency exchange (gains) losses	4,767	(13,328)
Asset write-offs, impairments and net (gain) loss on sale of assets, net	6,524	26,565
Minority interests and equity earnings, net	1,678	(202)
Provision for deferred income taxes	(40,410)	(30,647)
Pension and other postretirement benefit plan expense	13,427	11,308
Write-off of debt issuance costs	—	8,133
Amortization of debt issuance costs	3,158	3,463
Other	691	1,925
Changes in operating assets and liabilities:
Receivables	(48,618)	(59,270)
Inventories	(60,083)	(22,312)
Prepaid expenses and other assets	(9,085)	(5,090)
Accounts payable	60,912	(27,043)
Accrued liabilities	(3,024)	44,062
Other long-term liabilities	12,068	6,434

Cash flow provided by operating activities	36,820	14,007
Investing activities
Proceeds from sales of assets	35,878	9,399
Capital additions	(76,339)	(84,984)
Repurchase of common stock in the going-private merger transaction	(1,352)	(200)

Cash flow used in investing activities	(41,813)	(75,785)
Financing activities
Short-term debt borrowings	82,726	51,908
Short-term debt repayments	(81,253)	(52,726)
Long-term debt borrowings, net of debt issuance costs	898,330	1,935,379
Long-term debt repayments	(897,277)	(1,697,162)
Capital contribution from parent	—	28,390
Distribution to parent	—	(31,000)
Dividends paid to minority shareholders	(9,696)	(1,665)
Dividends paid to parent	—	(163,691)

Cash flow provided by (used in) financing activities	(7,170)	69,433

Effect of foreign currency exchange rate changes on cash and cash equivalents	3,396	(74)

Increase (decrease) in cash and cash equivalents	(8,767)	7,581
Cash and cash equivalents at beginning of period	92,414	48,812

Cash and cash equivalents at end of period	$83,647	$56,393

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 —	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) include all adjustments necessary, which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows. The Company operates under a 52/53-week year. The quarters ended October 6, 2007 and October 7, 2006 are sixteen weeks in duration. For a summary of significant accounting policies and additional information relating to the Company’s financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 30, 2006.

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

The impact to the condensed consolidated statements of operations for the quarter and three quarters ended October 7, 2006 was not material.

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

Income tax benefit for the three quarters ended October 6, 2007 totaled approximately $1.3 million. This amount includes interest expense of $8.3 million (net of associated income tax benefits of approximately $5 million) related to the Company’s unrecognized tax benefits. The income tax expense for the three quarters ended October 7, 2006 was $5.6 million. The Company’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions.

Under Accounting Principles Board Opinion No. 28, Interim Financial Reporting (“APB 28”), and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods (“FIN 18”), the Company is required to adjust its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. Applying the provisions of APB 28 and FIN 18 could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

In applying APB 28 and FIN 18 to the income tax provision computation for the period ended October 6, 2007, the Company excluded, from its calculation of the estimated annual effective tax rate, income or loss earned in certain foreign jurisdictions having tax rates that vary significantly from those associated with the Company’s earnings from operations in the rest of the jurisdictions in which it operates. Due to the volatility in the mix of earnings, the Company believes this approach is more representative of what is expected for the full year.

For the periods presented, the Company’s income tax provision differs from the U.S. federal statutory rate applied to the Company’s pretax losses primarily due to operations in foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate offset by the accrual for current year uncertain tax positions.

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

The Company recognizes accrued interest and penalties related to its unrecognized tax benefits as a component of income tax expense in the condensed consolidated statement of operations. Estimated interest before tax benefits totaled $5.4 million and $13.3 million for the quarter and three quarters ended October 6, 2007, respectively. Accrued interest and penalties before tax benefits were $48.2 million and $61.5 million as of the beginning of fiscal year 2007 and at October 6, 2007, respectively.

Dole Food Company or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2001.

Internal Revenue Service Audit:  On June 29, 2006, the IRS completed an examination of the Company’s federal income tax returns for the years 1995 to 2001 and issued a Revenue Agent’s Report (“RAR”) that includes various proposed adjustments. The net tax deficiency associated with the RAR is $175 million, plus interest and penalties. The Company timely filed a protest letter contesting the proposed adjustments contained in the RAR on July 6, 2006 and is pursuing resolution of these issues with the Appeals Division of the IRS. The Company believes that its U.S. federal income tax returns were completed in accordance with applicable laws and regulations and disagrees with the proposed adjustments. The Company also believes that it is adequately reserved with respect to this matter. Management does not believe that any material payments will be made related to these matters within the next twelve months. In addition, management considers it unlikely that the resolution of these matters will have a material adverse effect on its results of operations. The Company is currently under examination by the Internal Revenue Service for the tax years 2002-2005 and it is anticipated that the examination will be completed by the end of 2009.

At this time, the Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations prior to October 2008.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 5 —	INVENTORIES

The major classes of inventories were as follows:

	October 6,	December 30,
	2007	2006

(In thousands)
Finished products	$376,707	$322,122
Raw materials and work in progress	148,911	132,047
Crop-growing costs	123,679	151,533
Operating supplies and other	68,503	55,850

	$717,800	$661,552

NOTE 6 —	GOODWILL AND INTANGIBLE ASSETS

Goodwill has been allocated to the Company’s reporting segments as follows:

	Fresh	Fresh	Packaged	Fresh-cut
	Fruit	Vegetables	Foods	Flowers	Other	Total

(In thousands)
Balance as of December 30, 2006	$386,625	$93,874	$65,241	$—	$—	$545,740
Adoption of FIN 48	(22,965)	(6,000)	(1,226)	—	—	(30,191)
FIN 48 current year adjustment	234	61	12	—	—	307

Balance as of October 6, 2007	$363,894	$87,935	$64,027	$—	$—	$515,856

The goodwill adjustment related to the adoption of FIN 48 at the beginning of 2007 resulted from changes to tax contingencies that existed at the time of the going-private merger transaction in 2003.

Details of the Company’s intangible assets were as follows:

	October 6,	December 30,
	2007	2006

(In thousands)
Amortized intangible assets:
Customer relationships	$49,129	$48,298
Other amortized intangible assets	6,001	6,696

Total amortized intangible assets	55,130	54,994
Accumulated amortization — customer relationships	(16,474)	(13,056)
Other accumulated amortization	(5,041)	(4,864)

Total accumulated amortization — intangible assets	(21,515)	(17,920)

Intangible assets, net	33,615	37,074
Unamortized intangible asset:
Trademark	689,615	689,615

Total intangible assets, net	$723,230	$726,689

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Amortization expense of intangible assets totaled $1.4 million for each of the quarters ended October 6, 2007 and October 7, 2006, respectively and $3.4 million for each of the three quarters ended October 6, 2007 and October 7, 2006, respectively.

As of October 6, 2007, the estimated remaining amortization expense associated with the Company’s intangible assets for the remainder of 2007 and in each of the next four fiscal years is as follows:

Fiscal Year	Amount

(In thousands)
2007	$1,024
2008	$4,437
2009	$4,437
2010	$4,437
2011	$4,437

The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”), during the second quarter of fiscal 2007. This review indicated no impairment to goodwill or any of the Company’s indefinite-lived intangible assets.

During the third quarter of 2007, indicators of impairment of goodwill and long-lived assets were identified in the Company’s fresh vegetables operating segment, related to the current operating losses of this segment. In response to these indicators, the Company performed impairment tests under the requirements of FAS 142 and FAS 144. The impairment test under FAS 142 showed that the Company’s goodwill was not impaired. Additionally, the impairment test of long-lived assets under FAS 144 for the fresh vegetables businesses indicated these assets were recoverable and accordingly not impaired. The Company will continue to monitor and perform updates of its impairment testing of the recoverability of goodwill and long-lived assets as long as such impairment indicators are present.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 7 —	NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following amounts:

	October 6,	December 30,
	2007	2006

(In thousands)
Unsecured debt:
8.625% notes due 2009	$350,000	$350,000
7.25% notes due 2010	400,000	400,000
8.875% notes due 2011	200,000	200,000
8.75% debentures due 2013	155,000	155,000
Secured debt:
Revolving credit facility	177,800	167,600
Term loan facilities	960,375	967,688
Contracts and notes due, at a weighted-average interest rate of 8.1% (7.5% in 2006) through 2014	3,558	2,291
Capital lease obligations	88,769	88,380
Unamortized debt discount	(679)	(907)
Notes payable	51,959	34,129

	2,386,782	2,364,181
Current maturities	(66,569)	(48,584)

	$2,320,213	$2,315,597

The Company amortized deferred debt issuance costs of $1.3 million and $3.2 million during the quarter and three quarters ended October 6, 2007, respectively. The Company amortized deferred debt issuance costs of $1.3 million and $3.5 million during the quarter and three quarters ended October 7, 2006, respectively.

As of October 6, 2007, the term loan facilities consisted of $221.6 million of Term Loan B and $738.8 million of Term Loan C. The weighted average variable interest rates for Term Loan B and Term Loan C were LIBOR plus a spread, which approximated 7.5% at October 6, 2007. Related to the term loan facilities, during 2006 the Company entered into an interest rate swap in order to hedge future changes in interest rates and a cross currency swap to effectively lower the U.S. dollar fixed interest rate to a Japanese yen fixed interest rate. The fair values of the interest rate swap and cross currency swap were a liability of $7.6 million and an asset of $18.2 million, respectively, at October 6, 2007. Both the interest rate swap and the cross currency swap had an outstanding notional amount of $320 million at October 6, 2007.

As of October 6, 2007, the asset based revolving credit facility (“ABL revolver”) borrowing base was $304.8 million and the amount outstanding under the ABL revolver was $177.8 million. The weighted average variable interest rate for the ABL revolver was LIBOR plus a spread, which approximated 7.3% at October 6, 2007. After taking into account approximately $4.3 million of outstanding letters of credit issued under the ABL revolver, the Company had approximately $122.7 million available for borrowings as of October 6, 2007. In addition, the Company had approximately $87.1 million of letters of credit and bank guarantees outstanding under its pre-funded letter of credit facility as of October 6, 2007.

Provisions under the indentures to the Company’s senior notes and debentures require the Company to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments,

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. At October 6, 2007, the Company was in compliance with all applicable covenants.

NOTE 8 —	SHAREHOLDERS’ EQUITY

Comprehensive Loss

The components of comprehensive loss were as follows in each period:

	Quarter Ended
	October 6,	October 7,
	2007	2006

(In thousands)
Net loss	$(63,327)	$(56,103)
Unrealized foreign currency exchange translation gain (loss)	15,134	(2,467)
Reclassification of realized cash flow hedging (gains) losses to net loss	(4,092)	410
Unrealized net loss on cash flow hedging instruments	(6,950)	(3,994)

Comprehensive loss	$(59,235)	$(62,154)

	Three Quarters Ended
	October 6,	October 7,
	2007	2006

(In thousands)
Net loss	$(24,487)	$(43,432)
Unrealized foreign currency exchange translation gain	15,955	9,797
Reclassification of realized cash flow hedging gains to net loss	(7,377)	(6,168)
Unrealized net gain (loss) on cash flow hedging instruments	6,949	(3,645)

Comprehensive loss	$(8,960)	$(43,448)

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

During the second quarter of 2007, the Company elected to discontinue its designation of both its foreign currency and bunker fuel hedges as cash flow hedges under FAS 133. The interest rate swap will continue to be accounted for as a cash flow hedge under FAS 133. As a result, all changes in the fair value of the Company’s derivative financial instruments from the time of discontinuation of hedge accounting are reflected in the Company’s condensed consolidated statements of operations. As of October 6, 2007, $4.9 million of net unrealized hedging gains was recorded as a component of costs of products sold in the condensed consolidated statement of operations. The Company also recorded net realized hedging gains of $7.3 million as a component of costs of products sold in the condensed consolidated statement of operations for the three quarters ended October 6, 2007.

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

On October 4, 2006, the Company loaned $31 million to DHC, which then dividended the funds to HoldCo for contribution to Westlake Wellbeing Properties, LLC. In connection with this funding, an intercompany loan agreement was entered into between DHC and the Company. DHC has no operations and would need to repay the loan with a dividend from the Company, a contribution from HoldCo, or through a financing transaction. It is currently anticipated that amounts under the intercompany loan agreement will be replaced with dividend proceeds, or the loan would be forgiven in the future. The Company has accounted for the intercompany loan as a distribution of additional paid-in capital.

Dividends

The Company did not declare or pay a dividend to its parent during the quarter or three quarters ended October 6, 2007. During the three quarters ended October 7, 2006, the Company declared and paid dividends of $163.7 million to its parent, DHC. No dividends were declared or paid during the quarter ending October 7, 2006.

The Company’s ability to declare dividends is limited under the terms of its senior secured credit facilities and bond indentures. As of October 6, 2007, the Company had no ability to declare and pay dividends or other similar distributions.

NOTE 9 —	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for the Company’s U.S. and international pension plans and other postretirement benefit (“OPRB”) plans were as follows:

	U.S. Pension Plans		Foreign Pension Plans		OPRB Plans
	Quarter Ended		Quarter Ended		Quarter Ended
	October 6,	October 7,	October 6,	October 7,	October 6,	October 7,
	2007	2006	2007	2006	2007	2006

(In thousands)
Components of net periodic benefit cost:
Service cost	$46	$544	$1,987	$1,209	$95	$87
Interest cost	5,274	5,224	2,726	2,015	1,195	1,204
Expected return on plan assets	(5,453)	(5,545)	(767)	(115)	—	—
Amortization of:
Unrecognized net loss (gain)	380	193	162	81	29	(35)
Unrecognized prior service cost (benefit)	—	—	24	21	(281)	(281)
Unrecognized net transition obligation	—	—	17	18	—	—

	$247	$416	$4,149	$3,229	$1,038	$975

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	U.S. Pension Plans		Foreign Pension Plans		OPRB Plans
	Three Quarters Ended		Three Quarters Ended		Three Quarters Ended
	October 6,	October 7,	October 6,	October 7,	October 6	October 7,
	2007	2006	2007	2006	2007	2006

(In thousands)
Components of net periodic benefit cost:
Service cost	$114	$1,360	$4,894	$2,940	$237	$217
Interest cost	13,184	13,060	6,707	4,904	2,987	3,004
Expected return on plan assets	(13,631)	(13,863)	(1,887)	(283)	—	—
Amortization of:
Unrecognized net loss (gain)	950	483	402	184	73	(87)
Unrecognized prior service cost (benefit)	—	—	58	48	(703)	(703)
Unrecognized net transition obligation	—	—	42	44	—	—

	$617	$1,040	$10,216	$7,837	$2,594	$2,431

NOTE 10 —	SEGMENT INFORMATION

The Company has four reportable operating segments: fresh fruit, fresh vegetables, packaged foods and fresh-cut flowers. These reportable segments are managed separately due to differences in their products, production processes, distribution channels and customer bases.

Management evaluates and monitors segment performance primarily through, among other measures, earnings before interest expense and income taxes (“EBIT”). EBIT is calculated by adding income taxes and interest expense to net loss. In 2006, EBIT is calculated by subtracting income from discontinued operations, net of income taxes and adding interest expense and income taxes to net loss. Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to the Company as a whole. EBIT is not defined under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered in isolation or as a substitute for net income or cash flow measures prepared in accordance with GAAP or as a measure of the Company’s profitability. Additionally, the Company’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate EBIT in the same fashion.

In the tables below, revenues from external customers and EBIT reflect results from continuing operations.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Revenues from external customers and EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended		Three Quarters Ended
	October 6,	October 7,	October 6,	October 7,
	2007	2006	2007	2006

(In thousands)
Revenues from external customers:
Fresh fruit	$1,369,920	$1,126,391	$3,647,875	$3,027,324
Fresh vegetables	320,315	325,040	829,675	872,646
Packaged foods	302,410	287,973	772,512	705,643
Fresh-cut flowers	23,919	34,212	88,804	137,245
Corporate	371	361	902	917

	$2,016,935	$1,773,977	$5,339,768	$4,743,775

	Quarter Ended		Three Quarters Ended
	October 6,	October 7,	October 6,	October 7,
	2007	2006	2007	2006

(In thousands)
EBIT:
Fresh fruit	$25,329	$17,916	$145,809	$90,699
Fresh vegetables	(1,409)	(911)	(13,783)	15,440
Packaged foods	18,622	20,301	51,207	57,184
Fresh-cut flowers	(9,115)	(42,594)	(15,236)	(48,072)

Total operating segments	33,427	(5,288)	167,997	115,251
Corporate	(29,925)	2,504	(43,327)	(22,652)
Interest expense	(61,529)	(56,619)	(150,453)	(130,899)
Income taxes	(5,300)	3,044	1,296	(5,636)

Loss from continuing operations	$(63,327)	$(56,359)	$(24,487)	$(43,936)

The Company’s equity earnings in unconsolidated subsidiaries, which have been included in EBIT in the table above, relate primarily to the fresh fruit and fresh vegetables operating segments.

Total assets for the reportable operating segments and corporate were as follows:

	October 6,	December 30,
	2007	2006

(In thousands)
Fresh fruit	$2,508,994	$2,451,518
Fresh vegetables	454,770	479,217
Packaged foods	677,416	653,077
Fresh-cut flowers	112,188	115,477

Total operating segments	3,753,368	3,699,289
Corporate	900,459	913,067

	$4,653,827	$4,612,356

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 11 —	CONTINGENCIES

The Company is a guarantor of indebtedness to some of its key fruit suppliers and other entities integral to the Company’s operations. At October 6, 2007, guarantees of $3.3 million consisted primarily of amounts advanced under third-party bank agreements to independent growers that supply the Company with product. The Company has not historically experienced any significant losses associated with these guarantees.

The Company issues letters of credit and bank guarantees through its ABL revolver and its pre-funded letter of credit facilities, and, in addition, separately through major banking institutions. The Company also provides insurance company issued bonds. These letter of credit, bank guarantees and insurance company bonds are required by certain regulatory authorities, suppliers and other operating agreements. As of October 6, 2007, total letters of credit, bank guarantees and bonds outstanding under these arrangements were $132.4 million, of which $87.1 million were issued under its pre-funded letter of credit facility.

The Company also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. The Company guaranteed $190.9 million of its subsidiaries’ obligations to their suppliers and other third parties as of October 6, 2007.

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

Currently there are 491 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP, seeking enforcement of Nicaraguan judgments, or seeking to bar Dole’s efforts to resolve DBCP claims in Nicaragua. Twenty of these lawsuits are currently pending in various jurisdictions in the United States. Of the 20 U.S. lawsuits, nine have been brought by foreign workers who allege exposure to DBCP in countries where Dole did not have operations during the relevant time period. One case pending in Los Angeles Superior Court with 12 Nicaraguan

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

plaintiffs began trial on July 10, 2007. In that trial, there has been jury verdicts against the Company for approximately $5 million. Dole plans to appeal legal and constitutional issues pertaining to the verdicts. The remaining cases are pending in Latin America and the Philippines, including 261 labor cases pending in Costa Rica under that country’s national insurance program. Claimed damages in DBCP cases worldwide total approximately $41.9 billion, with lawsuits in Nicaragua representing approximately 87% of this amount. In almost all of the non-labor cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against the Company.

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

Twenty-three cases have resulted in judgments in Nicaragua: $489.4 million (nine cases consolidated with 468 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; $64.8 million (one case with 86 claimants) on June 15, 2004; $27.7 million (one case with 39 claimants) on March 17, 2005; $98.5 million (one case with 150 claimants) on August 8, 2005; $46.4 million (one case with 62 claimants) on August 20, 2005; and $809 million (six cases consolidated with 1,248 claimants) on December 1, 2006; and $38.4 million (one case with 192 claimants) on November 15, 2007. The Company is appealing all judgments, with the Company’s appeal of the August 8, 2005 $98.5 million judgment and the December 1, 2006 $809 million judgment currently pending before the Nicaragua Courts of Appeal.

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

Claimants have also indicated their intent to seek enforcement of the Nicaragua judgments in Colombia, Ecuador, Venezuela and other countries in Latin America and elsewhere, including the United States. In the United States, the claimants are attempting to enforce the $98.5 million Nicaragua judgment in Florida state court, now removed to Federal court. In Venezuela, the claimants are attempting to enforce five of the Nicaragua judgments in that country’s Supreme Court: $489.4 million (December 11, 2002); $82.9 million (February 25, 2004); $15.7 million (May 25, 2004); $56.5 million (June 14, 2004); and $64.8 million (June 15, 2004). An action filed to enforce the $27.7 million Nicaragua judgment (March 17, 2005) in the Colombian Supreme Court was dismissed. In Ecuador, the claimants attempted to enforce the five Nicaragua judgments issued between February 25, 2004 through June 15, 2004 in the Ecuador Supreme Court. The First, Second and Third Chambers of the Ecuador Supreme Court issued rulings refusing to consider those enforcement actions on the ground that the Supreme Court was not a court of competent jurisdiction for enforcement of a foreign judgment. The plaintiffs

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

subsequently refiled those five enforcement actions in the civil court in Guayaquil, Ecuador. Two of these subsequently filed enforcement actions have been dismissed by the 3rd Civil Court — $15.7 million (May 25, 2004) — and the 12th Civil Court — $56.5 million (June 14, 2004) — in Guayaquil; plaintiffs have sought reconsideration of those dismissals. The remaining three enforcement actions are still pending.

The Company believes that none of the Nicaragua civil trial courts’ judgments will be enforceable against any Dole entity in the U.S. or in any other country, because Nicaragua’s Law 364 is unconstitutional and violates international principles of due process. Among other things, Law 364 is an improper “special law” directed at particular parties; it requires defendants to pay large, non-refundable deposits in order to even participate in the litigation; it provides a severely truncated procedural process; it establishes an irrebuttable presumption of causation that is contrary to the evidence and scientific data; and it sets unreasonable minimum damages that must be awarded in every case.

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

To date, 204 cases of illness due to E. coli O157:H7 infection have been reported to the Centers for Disease Control and Prevention (203 in 26 states and one in Canada) including 31 cases involving a type of kidney failure

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

called Hemolytic Uremic Syndrome (HUS), 104 hospitalizations, and three deaths. Dole is aware of 14 lawsuits that are pending against Natural Selection Foods and Dole, among others. Dole expects that the vast majority of the spinach E. coli O157:H7 claims will be handled outside the formal litigation process. Since Natural Selection Foods, not Dole, produced and packaged the implicated spinach products, Dole has tendered the defense of these and other claims to Natural Selection Foods and its insurance carriers and has sought indemnity from Natural Selection Foods, based on the provisions of the contract between Dole and Natural Selection Foods. Dole expects that the company (and its insurance carriers) that grew the implicated spinach for Natural Selection Foods also will be involved in the resolution of the E. coli O157:H7 claims. Dole expects that the spinach E. coli O157:H7 matter will not have a material adverse effect on its financial condition or results of operations.

NOTE 12 —	ASSETS HELD-FOR-SALE

The Company reviews its assets in order to identify those assets that do not meet the Company’s future strategic direction or internal economic return criteria. As a result of this review, the Company has identified and is in the process of selling certain long-lived assets. In accordance with FAS 144, the Company has reclassified these assets as held-for-sale.

Total assets held-for-sale, relating primarily to property, plant and equipment, net of accumulated depreciation, by segment were are follows:

	October 6,	December 30,
	2007	2006

(In thousands)
Assets held-for-sale by segment:
Fresh fruit	$10,815	$28,337
Fresh vegetables	3,251	3,251
Fresh-cut flowers	39,075	—

Total assets held-for-sale	$53,141	$31,588

During the first quarter of 2007, two of the Company’s non-wholly-owned subsidiaries sold land parcels located in central California to subsidiaries of Castle & Cooke, Inc. (“Castle”) for $40.7 million, of which $30.5 million was in cash and $10.2 million was a note receivable. Castle is owned by David H. Murdock, the Company’s Chairman of the Board. At December 30, 2006, the land parcels were recorded as assets held-for-sale in the consolidated balance sheet. The Company’s share of the gain on the sale was approximately $4.6 million, net of income taxes. Since the sale involved the transfer of assets between two parties under common control, the gain on the sale was recorded as an increase to additional paid-in capital. These transactions have been included in the Company’s fresh fruit segment.

During the second quarter of 2007, the Company reclassified various Chilean farms and related assets associated with its Chilean deciduous fruit operations as assets held-for-sale. In connection with the Company’s evaluation of the Chilean assets held-for-sale during the second quarter of 2007, the Company determined that certain long-lived assets were impaired and recorded a non-cash impairment charge of $3.6 million. An additional impairment charge of $0.2 million was recorded during the third quarter of 2007. The fair values of the assets in the impairment analysis were based on estimated sales prices of the related assets. The total impairment charge of $3.8 million is included in costs of products sold in the condensed consolidated statements of operations. During the third quarter of 2007, the Company sold several of its Chilean farms classified as assets held-for-sale for $7.3 million. The Company received $2.2 million in cash proceeds and recorded $5.1 million as notes receivable.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During the second and third quarters of 2007, the Company reclassified certain long-lived assets associated with its fresh fruit and fresh-cut flowers operations as assets held-for-sale. These assets consist of farmland located in Latin America and California as well as the fresh-cut flowers headquarters facility, located in Miami, Florida.

During the fourth quarter of 2007, the Company reclassified additional land parcels owned by majority-owned subsidiaries located in central California as assets held-for-sale consisting of approximately 4,400 acres of land. In addition, the Company is considering a plan to market certain land parcels in various locations including land in Hawaii and Latin America.

NOTE 13 —	BUSINESS RESTRUCTURING

During the first quarter of 2006, the commercial relationship substantially ended between the Company’s wholly-owned subsidiary, Saba Trading AB (“Saba”), and Saba’s largest customer. Saba is a leading importer and distributor of fruit, vegetables and flowers in Scandinavia. Saba’s financial results are included in the fresh fruit reporting segment. Totals costs incurred as of October 7, 2006, consisting primarily of employee-related severance costs, amounted to approximately $10.1 million, of which $7.7 million is included in costs of products sold and $2.4 million is included in selling, marketing and general and administrative expenses in the condensed consolidated statement of operations. The Company incurred $12.8 million of total related restructuring costs during the 2006 fiscal year. As of October 6, 2007, the remaining amount of accrued severance costs was $0.3 million. The Company currently estimates that this remaining amount will be paid by the end of 2007.

During the third quarter of 2006, the Company restructured its fresh-cut flowers division (“DFF”) to better focus on high-value products and flower varieties, and position the business unit for future growth. In connection with this restructuring, DFF ceased its farming operations in Ecuador, closed two farms in Colombia and downsized other Colombian farms. During the third quarter ended October 7, 2006, total restructuring and impairment costs incurred at DFF amounted to approximately $5.9 million and $22.3 million, respectively. The $5.9 million of restructuring costs related to employee severance costs. The $22.3 million charge related to the impairment and write-off of the following assets: trade names ($4.9 million), deferred crop growing costs ($8.5 million), property, plant and equipment ($8.1 million), and inventory ($0.8 million). Of the $28.2 million total costs incurred during the third quarter ended October 7, 2006, $23.2 million has been included in cost of products sold and $5 million in selling, marketing, and general and administrative expenses, in the condensed consolidated statements of operations. DFF has incurred total costs of approximately $29.6 million related to this initiative through October 6, 2007, of which $6.9 million is related to cash restructuring costs and $22.7 million to non-cash impairment charges associated with the write-off of certain long-lived assets, intangible assets and inventory.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During the third quarter of 2006, the Company wrote off approximately $6.7 million of crop related costs in connection with its on-going farm optimization programs in Asia. The $6.7 million non-cash charge has been included in cost of products sold in the condensed consolidated statements of operations.

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

The following are condensed consolidating statements of operations of the Company for the quarters and three quarters ended October 6, 2007 and October 7, 2006; condensed consolidating balance sheets as of October 6, 2007 and December 30, 2006; and condensed consolidating statements of cash flows for the three quarters ended October 6, 2007 and October 7, 2006.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended October 6, 2007

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$21,313	$852,725	$1,509,914	$(367,017)	$2,016,935
Cost of products sold	(23,687)	(772,992)	(1,420,147)	358,736	(1,858,090)

Gross margin	(2,374)	79,733	89,767	(8,281)	158,845
Selling, marketing and general and administrative expenses	(20,787)	(57,635)	(74,520)	8,281	(144,661)

Operating income (loss)	(23,161)	22,098	15,247	—	14,184
Equity in subsidiary income	(30,755)	(20,107)	—	50,862	—
Other income (expense), net	—	—	(10,575)	—	(10,575)
Interest income	93	112	2,254	—	2,459
Interest expense	(40,173)	(20)	(21,336)	—	(61,529)

Income (loss) before income taxes, minority interests and equity earnings	(93,996)	2,083	(14,410)	50,862	(55,461)
Income taxes	30,668	(34,071)	(1,897)	—	(5,300)
Minority interests, net of income taxes	—	—	(2,115)	—	(2,115)
Equity in earnings of unconsolidated subsidiaries	1	(39)	(413)	—	(451)

Net loss	$(63,327)	$(32,027)	$(18,835)	$50,862	$(63,327)

For the Quarter Ended October 7, 2006

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$22,914	$851,578	$1,273,522	$(374,037)	$1,773,977
Cost of products sold	(20,806)	(766,887)	(1,240,510)	365,029	(1,663,174)

Gross margin	2,108	84,691	33,012	(9,008)	110,803
Selling, marketing and general and administrative expenses	(19,508)	(57,921)	(64,849)	9,008	(133,270)

Operating income (loss)	(17,400)	26,770	(31,837)	—	(22,467)
Equity in subsidiary income	(70,410)	(37,297)	—	107,707	—
Other income (expense), net	—	—	19,661	—	19,661
Interest income	77	102	1,768	—	1,947
Interest expense	(36,417)	—	(20,202)	—	(56,619)

Loss before income taxes, minority interests and equity earnings	(124,150)	(10,425)	(30,610)	107,707	(57,478)
Income taxes	68,062	(58,007)	(7,011)	—	3,044
Minority interests, net of income taxes	(48)	(2,629)	(270)	—	(2,947)
Equity in earnings of unconsolidated subsidiaries	33	27	962	—	1,022

Loss from continuing operations	(56,103)	(71,034)	(36,929)	107,707	(56,359)
Income from discontinued operations, net of income taxes	—	256	—	—	256

Net loss	$(56,103)	$(70,778)	$(36,929)	$107,707	$(56,103)

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OPERATIONS
For the Three Quarters Ended October 6, 2007

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$59,759	$2,271,213	$3,951,322	$(942,526)	$5,339,768
Cost of products sold	(56,475)	(2,070,307)	(3,652,026)	922,724	(4,856,084)

Gross margin	3,284	200,906	299,296	(19,802)	483,684
Selling, marketing and general and administrative expenses	(54,059)	(147,617)	(186,402)	19,802	(368,276)

Operating income (loss)	(50,775)	53,289	112,894	—	115,408
Equity in subsidiary income	82,426	55,761	—	(138,187)	—
Other income (expense), net	—	—	4,762	—	4,762
Interest income	235	208	5,735	—	6,178
Interest expense	(96,667)	(27)	(53,759)	—	(150,453)

Income (loss) before income taxes, minority interests and equity earnings	(64,781)	109,231	69,632	(138,187)	(24,105)
Income taxes	40,284	(29,040)	(9,948)	—	1,296
Minority interests, net of income taxes	—	—	(2,806)	—	(2,806)
Equity in earnings of unconsolidated subsidiaries	10	238	880	—	1,128

Net income (loss)	$(24,487)	$80,429	$57,758	$(138,187)	$(24,487)

For the Three Quarters Ended October 7, 2006

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Revenues, net	$49,648	$2,297,322	$3,383,524	$(986,719)	$4,743,775
Cost of products sold	(43,825)	(2,061,361)	(3,186,409)	968,887	(4,322,708)

Gross margin	5,823	235,961	197,115	(17,832)	421,067
Selling, marketing and general and administrative expenses	(46,748)	(150,016)	(169,410)	17,832	(348,342)

Operating income (loss)	(40,925)	85,945	27,705	—	72,725
Equity in subsidiary income	(15,804)	(12,009)	—	27,813	—
Other income (expense), net	(3,206)	—	17,752	—	14,546
Interest income	821	297	4,008	—	5,126
Interest expense	(87,093)	(5)	(43,801)	—	(130,899)

Income (loss) before income taxes, minority interests and equity earnings	(146,207)	74,228	5,664	27,813	(38,502)
Income taxes	102,862	(89,341)	(19,157)	—	(5,636)
Minority interests, net of income taxes	(120)	(2,741)	(804)	—	(3,665)
Equity in earnings of unconsolidated subsidiaries	33	430	3,404	—	3,867

Loss from continuing operations	(43,432)	(17,424)	(10,893)	27,813	(43,936)
Income from discontinued operations, net of income tax	—	504	—	—	504

Net loss	$(43,432)	$(16,920)	$(10,893)	$27,813	$(43,432)

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of October 6, 2007

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
ASSETS
Cash and cash equivalents	$9,335	$(9,250)	$83,562	$—	$83,647
Receivables, net of allowances	300,785	(69,880)	611,928	—	842,833
Inventories	7,792	290,154	419,854	—	717,800
Prepaid expenses	4,497	15,934	45,701	—	66,132
Deferred income tax assets	29,596	24,754	12,256	—	66,606
Assets held-for-sale	717	36,371	16,053	—	53,141

Total current assets	352,722	288,083	1,189,354	—	1,830,159
Investments	2,145,771	1,787,353	65,599	(3,931,550)	67,173
Property, plant and equipment, net	286,393	318,073	756,093	—	1,360,559
Goodwill	—	152,788	363,068	—	515,856
Intangible assets, net	689,828	22,977	10,425	—	723,230
Other assets, net	42,783	9,402	104,665	—	156,850

Total assets	$3,517,497	$2,578,676	$2,489,204	$(3,931,550)	$4,653,827

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$4,955	$138,258	$357,681	$—	$500,894
Accrued liabilities	72,959	188,999	227,975	—	489,933
Current portion of long-term debt	1,950	99	12,561	—	14,610
Notes payable	—	—	51,959	—	51,959

Total current liabilities	79,864	327,356	650,176	—	1,057,396
Intercompany payables (receivables)	901,524	21,069	(922,593)	—	—
Long-term debt	1,501,797	2,292	816,124	—	2,320,213
Deferred income tax liabilities	228,257	30,760	25,683	—	284,700
Other long-term liabilities	442,872	44,210	117,317	—	604,399
Minority interests	—	—	23,936	—	23,936
Total shareholders’ equity	363,183	2,152,989	1,778,561	(3,931,550)	363,183

Total liabilities and shareholders’ equity	$3,517,497	$2,578,676	$2,489,204	$(3,931,550)	$4,653,827

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Quarters Ended October 6, 2007

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Operating activities
Intercompany dividend income	$17,543	$17,543	$—	$(35,086)	$—
Operating activities	(22,818)	35,310	24,328	—	36,820

Cash flow provided by (used in) operating activities	(5,275)	52,853	24,328	(35,086)	36,820

Investing activities
Proceeds from sales of assets	556	27	35,295	—	35,878
Capital additions	(428)	(35,550)	(40,361)	—	(76,339)
Repurchase of common stock in the going-private merger transaction	(1,352)	—	—	—	(1,352)

Cash flow used in investing activities	(1,224)	(35,523)	(5,066)	—	(41,813)

Financing activities
Short-term debt borrowings	—	—	82,726	—	82,726
Short-term debt repayments	—	(11,014)	(70,239)	—	(81,253)
Long-term debt borrowings	896,000	2,015	315	—	898,330
Long-term debt repayments	(887,488)	(32)	(9,757)	—	(897,277)
Intercompany dividends	—	(17,543)	(17,543)	35,086	—
Dividends paid to minority shareholders	—	—	(9,696)	—	(9,696)

Cash flow provided by (used in) financing activities	8,512	(26,574)	(24,194)	35,086	(7,170)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	3,396	—	3,396

Increase (decrease) in cash and cash equivalents	2,013	(9,244)	(1,536)	—	(8,767)
Cash and cash equivalents at beginning of period	7,322	(6)	85,098	—	92,414

Cash and cash equivalents at end of period	$9,335	$(9,250)	$83,562	$—	$83,647

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Quarters Ended October 7, 2006

	Dole Food
	Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total

(In thousands)
Operating activities
Cash flow provided by (used in) operating activities	$(46,575)	$39,948	$20,634	$—	$14,007

Investing activities
Proceeds from sales of assets	175	143	9,081	—	9,399
Capital additions	(886)	(45,176)	(38,922)	—	(84,984)
Repurchase of common stock in the going-private merger transaction	(200)	—	—	—	(200)

Cash flow used in investing activities	(911)	(45,033)	(29,841)	—	(75,785)

Financing activities
Short-term debt borrowings	—	765	51,143	—	51,908
Short-term debt repayments	—	(1,518)	(51,208)	—	(52,726)
Long-term debt borrowings, net of debt issuance costs	945,071	1,334	988,974	—	1,935,379
Long-term debt repayments	(729,214)	(888)	(967,060)	—	(1,697,162)
Capital contribution from parent	28,390	—	—	—	28,390
Distribution to parent	(31,000)	—	—	—	(31,000)
Dividends paid to minority shareholders	—	(438)	(1,227)	—	(1,665)
Dividends paid to parent	(163,691)	—	—	—	(163,691)

Cash flow provided by (used in) financing activities	49,556	(745)	20,622	—	69,433

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	—	(74)	—	(74)

Increase (decrease) in cash and cash equivalents	2,070	(5,830)	11,341	—	7,581
Cash and cash equivalents at beginning of period	12,698	(5,453)	41,567	—	48,812

Cash and cash equivalents at end of period	$14,768	$(11,283)	$52,908	$—	$56,393

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

For the third quarter of 2007, Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) generated revenues of $2.02 billion, reflecting a 14% increase compared to the prior year. Higher sales were reported in the Company’s fresh fruit and packaged foods operating segments. Revenue growth was fueled by strong banana sales worldwide and higher sales volumes in the European ripening and distribution operations due in part to the October 2006 acquisition of the remaining 65% ownership in JP Fruit Distributors Limited (renamed JP Fresh) that the Company did not previously own. In addition, the packaged foods segment had higher pricing and volumes in its North America business. These revenue increases were partially offset by lower sales in the fresh vegetables and fresh-cut flowers segments due primarily to lower sales volumes. The Company earned operating income of $14.2 million for the quarter compared to an operating loss of $22.5 million in the prior year. Higher operating income was reported by the Company’s fresh fruit and fresh-cut flowers segments. Higher operating income in the Company’s fresh fruit segment resulted from improved pricing in banana operations worldwide and higher earnings in the Chilean deciduous fruit operations. Fresh-cut flowers operating results improved primarily due to the absence of $28.2 million of restructuring costs incurred during the third quarter of 2006. Lower operating income was reported by the fresh vegetables and packaged foods segments. The fresh vegetables segment was impacted by higher costs in its packaged salads operations. Operating income in the packaged foods segment was primarily impacted by higher product costs that resulted from unfavorable foreign currency exchange movements in its international sourcing locations. A net loss of $63.3 million was reported for the third quarter of 2007 compared to a net loss of $56.1 million for the third quarter of 2006.

For the first three quarters of 2007, the Company generated revenues of $5.34 billion, reflecting a 13% increase over the prior year. Higher year to date sales in the Company’s fresh fruit and packaged foods operating segments were driven by the same factors that impacted the third quarter’s sales. Operating income was $115.4 million compared to $72.7 million earned in the prior year. Higher operating income in the fresh fruit operating segment was due primarily to improved results in the Company’s worldwide banana operations. Fresh-cut flowers operating results also improved due to similar factors that impacted the third quarter. Lower operating income in the fresh vegetables and packaged foods segments resulted from the same factors that drove the changes in the third quarter’s operating results. A net loss of $24.5 million was reported for the three quarters ended October 6, 2007 compared to a net loss of $43.4 million in the three quarters ended October 7, 2006.

Results of Operations

Selected results of operations for the quarters and three quarters ended October 6, 2007 and October 7, 2006 were as follows:

	Quarter Ended		Three Quarters Ended
	October 6,	October 7,	October 6,	October 7,
	2007	2006	2007	2006

(In thousands)
Revenues, net	$2,016,935	$1,773,977	$5,339,768	$4,743,775
Operating income (loss)	14,184	(22,467)	115,408	72,725
Interest income and other income (expense), net	(8,116)	21,608	10,940	19,672
Interest expense	(61,529)	(56,619)	(150,453)	(130,899)
Income taxes	(5,300)	3,044	1,296	(5,636)
Minority interests, net of income taxes and equity in earnings of unconsolidated subsidiaries	(2,566)	(1,925)	(1,678)	202
Income from discontinued operations, net of income taxes	—	256	—	504
Net loss	(63,327)	(56,103)	(24,487)	(43,432)

Revenues

For the quarter ended October 6, 2007, revenues increased 14% to $2.02 billion from $1.77 billion for the quarter ended October 7, 2006. Higher volumes and improved pricing of bananas in North America and Asia as well as higher pricing in Europe contributed $47 million to the overall sales increase. Higher revenues in the European ripening and distribution operations contributed approximately $190 million to the overall sales increase. This increase in ripening and distribution was due to higher volumes in the Company’s Swedish, Spanish and Eastern European operations as well from the acquisition of the remaining 65% ownership in JP Fresh in the fourth quarter of 2006. JP Fresh generated revenues of $84 million during the third quarter of 2007. Higher sales of packaged food products, primarily for FRUIT BOWLS®, pineapple juice, fruit in plastic jars and packaged frozen fruit also increased revenues by $14 million. Favorable foreign currency exchange movements in the Company’s selling locations also positively impacted revenues by approximately $41 million. These increases were partially offset by lower sales of commodity vegetables in Asia and lower volumes of fresh-cut flowers.

For the three quarters ended October 6, 2007, revenues increased 13% to $5.34 billion from $4.74 billion for the three quarters ended October 7, 2006. Revenues increased due to higher volumes and higher pricing of bananas sold worldwide and higher volumes in the European ripening and distribution businesses. JP Fresh contributed revenues of $235 million during the first three quarters of 2007. In addition, revenues increased as a result of higher sales of packaged food products, primarily in North America and Europe. Favorable foreign currency exchange movements in the Company’s selling locations also positively impacted revenues by approximately $105 million. These increases were partially offset by lower sales volumes of commodity vegetables, packaged salads and fresh-cut flowers.

Operating Income

For the quarter ended October 6, 2007, operating income increased to $14.2 million from a loss of $22.5 million for the quarter ended October 7, 2006. The increase was attributable to improved operating results in the banana operations worldwide and in the Chilean deciduous fruit operations. Operating income also improved in the Company’s fresh-cut flowers segment due to the absence of $28.2 million of restructuring costs recorded during the third quarter of 2006. Lower operating results were reported in the Company’s fresh pineapple operations worldwide and in the European ripening and distribution businesses. The Company’s pineapple operations were impacted by lower sales volumes and higher product costs. The European ripening and distribution operating results were lower primarily as a result of higher selling expenses and the absence of a contractual claim that was settled during the third quarter of 2006. The fresh vegetables segment reported slightly lower operating results due primarily to higher product costs incurred by the packaged salads operations. Packaged foods operating income was also slightly lower due to continuing unfavorable foreign currency movements in its international sourcing locations. If foreign currency exchange rates in the Company’s significant foreign operations during the third quarter of 2007 had remained unchanged from those experienced during the third quarter of 2006, the Company estimates that its operating income would have been higher by approximately $14 million.

For the three quarters ended October 6, 2007, operating income increased to $115.4 million from $72.7 million for the three quarters ended October 7, 2006. The Company’s fresh fruit segment had higher operating income due primarily to higher worldwide sales of bananas, lower shipping costs for bananas in North America and Europe and lower purchased fruit costs in Europe. Fresh-cut flowers operating results improved primarily due to the same factors that impacted the quarter. Lower operating income was reported by the fresh vegetables and packaged foods segments due primarily to the same factors that impacted the quarter. Unfavorable foreign currency exchange movements also affected operating results. If foreign currency exchange rates in the Company’s significant foreign operations during the three quarters ended October 6, 2007 had remained unchanged from those experienced during the three quarters ended October 7, 2006, the Company estimates that its operating income would have been higher by approximately $30 million.

Interest Income and Other Income (Expense), Net

For the quarter ended October 6, 2007, interest income and other income (expense), net was an expense of $8.1 million compared to income of $21.6 million in the prior year. The change was primarily due to a loss of $7.8 million generated by the Company’s cross currency swap in 2007 compared to a gain of $20.1 million recorded in 2006.

For the three quarters ended October 6, 2007, interest income and other income (expense), net decreased to income of $10.9 million compared to income of $19.7 million in the prior year. The decrease was due to a reduction in the gain generated on the cross currency swap of $13.1 million partially offset by a reduction in the foreign currency exchange loss on the Company’s capital lease vessel obligation of $3.7 million.

Interest Expense

Interest expense for the quarter ended October 6, 2007 was $61.5 million compared to $56.6 million for the quarter ended October 7, 2006. Interest expense increased primarily as a result of additional borrowings under the Company’s revolving credit facility and in its foreign locations.

Interest expense for the three quarters ended October 6, 2007 was $150.5 million compared to $130.9 million for the three quarters ended October 7, 2006. The increase in interest expense was attributable to the same factors that impacted the quarter.

Income Taxes

Income tax benefit for the three quarters ended October 6, 2007 totaled approximately $1.3 million. This amount includes interest expense of $8.3 million (net of associated income tax benefits of approximately $5 million) related to the Company’s unrecognized tax benefits. The income tax expense for the three quarters ended October 7, 2006 was $5.6 million. The Company’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions.

Under Accounting Principles Board Opinion No. 28, Interim Financial Reporting (“APB 28”), and Financial Accounting Standards Board Interpretation No. 18, Accounting for Income Taxes in Interim Periods (“FIN 18”), the Company is required to adjust its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. Applying the provisions of APB 28 and FIN 18 could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

In applying APB 28 and FIN 18 to the income tax provision computation for the period ended October 6, 2007, the Company excluded, from its calculation of the estimated annual effective tax rate, income or loss earned in certain foreign jurisdictions having tax rates that vary significantly from those associated with the Company’s earnings from operations in the rest of the jurisdictions in which it operates. Due to the volatility in the mix of earnings, the Company believes this approach is more representative of what is expected for the full year.

For the periods presented, the Company’s income tax provision differs from the U.S. federal statutory rate applied to the Company’s pretax losses due to operations in foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate offset by the accrual for current year uncertain tax positions.

Segment Results of Operations

The Company has four reportable operating segments: fresh fruit, fresh vegetables, packaged foods and fresh-cut flowers. These reportable segments are managed separately due to differences in their products, production processes, distribution channels and customer bases.

The Company’s management evaluates and monitors segment performance primarily through, among other measures, earnings before interest expense and income taxes (“EBIT”). EBIT is calculated by adding income taxes and interest expense to net loss. For 2006, EBIT is calculated by subtracting income from discontinued operations, net of income taxes, and adding interest expense and income taxes to net loss. Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to the Company as a whole. EBIT is not defined under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered in isolation or as a substitute for net income measures prepared in accordance with GAAP or as a measure of the Company’s profitability. Additionally, the Company’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate EBIT in the same fashion.

Revenues from external customers and EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended		Three Quarters Ended
	October 6,	October 7,	October 6,	October 7,
	2007	2006	2007	2006

(In thousands)
Revenues from external customers:
Fresh fruit	$1,369,920	$1,126,391	$3,647,875	$3,027,324
Fresh vegetables	320,315	325,040	829,675	872,646
Packaged foods	302,410	287,973	772,512	705,643
Fresh-cut flowers	23,919	34,212	88,804	137,245
Corporate	371	361	902	917

	$2,016,935	$1,773,977	$5,339,768	$4,743,775

	Quarter Ended		Three Quarters Ended
	October 6,	October 7,	October 6,	October 7,
	2007	2006	2007	2006

(In thousands)
EBIT:
Fresh fruit	$25,329	$17,916	$145,809	$90,699
Fresh vegetables	(1,409)	(911)	(13,783)	15,440
Packaged foods	18,622	20,301	51,207	57,184
Fresh-cut flowers	(9,115)	(42,594)	(15,236)	(48,072)

Total operating segments	33,427	(5,288)	167,997	115,251
Corporate	(29,925)	2,504	(43,327)	(22,652)
Interest expense	(61,529)	(56,619)	(150,453)	(130,899)
Income taxes	(5,300)	3,044	1,296	(5,636)

Net loss from continuing operations	$(63,327)	$(56,359)	$(24,487)	$(43,936)

Fresh Fruit

Fresh fruit revenues for the quarter ended October 6, 2007 increased 22% to $1.37 billion from $1.13 billion for the quarter ended October 7, 2006. The increase in fresh fruit revenues was primarily driven by higher worldwide sales of bananas, higher sales of deciduous fruit and higher sales in the European ripening and distribution operations. The increase in banana sales resulted from higher volumes in North America and Asia in addition to higher pricing worldwide. Revenues increased as a result of improved pricing of deciduous fruit to North America and higher sales of Chilean fruit in Latin America. European ripening and distribution sales were higher as a result of increased volumes in Sweden, Spain and Eastern Europe as well the acquisition in October 2006 of the remaining 65% ownership in JP Fresh, an importer and distributor of fresh produce in the United Kingdom. These increases were partially offset by lower volumes of pineapples sold worldwide. Fresh fruit revenues for the three quarters ended October 6, 2007 increased 20% to $3.65 billion from $3.03 billion for the three quarters ended October 7, 2006. Revenues for the three quarters were impacted mainly by the same factors affecting sales during the third quarter except for higher sales of pineapples in Asia due to improved pricing. Favorable foreign currency exchange movements in the Company’s foreign selling locations, primarily from the euro and Swedish krona, benefited revenues by approximately $38 million and $100 million during the quarter and three quarters ended October 6, 2007, respectively.

Fresh fruit EBIT for the quarter ended October 6, 2007 increased to $25.3 million from $17.9 million for the quarter ended October 7, 2006. EBIT increased primarily as a result of higher worldwide sales of bananas and higher sales in the Chilean deciduous fruit operations. The increase in worldwide banana EBIT was principally driven by higher volumes in North America and Asia, stronger pricing worldwide and lower shipping costs in North America and Europe. These increases were partially offset by lower operating results from the Company’s pineapple operations worldwide due to lower sales volumes and higher product costs. In addition, the European ripening and distribution business reported lower operating results due primarily to an increase in selling expenses incurred by JP Fresh and the absence of a contractual settlement claim recorded in 2006. Fresh fruit EBIT for the three quarters ended October 6, 2007 increased to $145.8 million from $90.7 million for the three quarters ended October 7, 2006. EBIT increased primarily as a result of the same factors that impacted EBIT during the third quarter except for higher product costs and a $3.8 million write-off of farm assets in the Chilean deciduous fruit operations. Additionally, European ripening and distribution EBIT benefited from the absence of Saba restructuring costs recorded in 2006. If foreign currency exchange rates in the Company’s significant fresh fruit foreign operations during the quarter and three quarters ended October 6, 2007 had remained unchanged from those experienced during the quarter and three quarters ended October 7, 2006, the Company estimates that fresh fruit EBIT would have been higher by approximately $5 million and $6 million, respectively.

Fresh Vegetables

Fresh vegetables revenues for the quarter ended October 6, 2007 decreased to $320.3 million from $325 million for the quarter ended October 7, 2006. The decrease in revenues was primarily due to lower volumes in the Asia commodity vegetables business, primarily for broccoli and asparagus. These decreases were partially offset by higher revenues in the North American commodity vegetables business primarily due to higher pricing in lettuce and berries. For the third quarter, revenues in the packaged salads business were relatively unchanged as higher pricing and volumes were offset by increased promotional activity. Fresh vegetables revenues for the three quarters ended October 6, 2007 decreased to $829.7 million from $872.6 million for the three quarters ended October 7, 2006. The decrease in revenues was primarily due to lower volumes in North America and Asia commodity vegetables as well as in the packaged salads business.

Fresh vegetables EBIT for the quarter ended October 6, 2007 was a loss of $1.4 million compared to a loss of $0.9 million for the quarter ended October 7, 2006. The decrease in EBIT was primarily due to higher product costs and higher selling, marketing and general and administrative expenses in the packaged salads business. These factors were offset by higher sales in the North America commodity vegetables business and lower product costs in the Asia commodity vegetables business. Fresh vegetables EBIT for the three quarters ended October 6, 2007 was a loss of $13.8 million compared to income of $15.4 million for the three quarters ended October 7, 2006. The decrease in EBIT was primarily due to lower sales volumes, higher product costs and increased promotional activities in the packaged salads business. These factors were partially offset by higher earnings in the North America and Asia commodity businesses due to lower product costs.

Packaged Foods

Packaged foods revenues for the quarter ended October 6, 2007 increased 5% to $302.4 million from $288 million for the quarter ended October 7, 2006. The increase in revenues was primarily due to higher pricing of FRUIT BOWLS, higher pricing and volumes of pineapple juice and packaged frozen fruit, and higher volumes of fruit in plastic jars sold in North America. These increases were partially offset by lower sales in Asia due in part to the disposition of a small distribution company in the Philippines during the fourth quarter of 2006. Packaged foods revenues for the three quarters ended October 6, 2007 increased 9% to $772.5 million from $705.6 million for the three quarters ended October 7, 2006. The increase in revenues was primarily due to the same factors that drove the increase during the quarter in addition to higher volumes of canned pineapple and concentrate sold in Europe.

EBIT in the packaged foods segment for the quarter ended October 6, 2007 decreased to $18.6 million from $20.3 million for the quarter ended October 7, 2006. EBIT was impacted by higher product costs in both North America and Europe, which were mainly driven by unfavorable foreign currency exchange rates in Thailand and the Philippines, where product is sourced. EBIT for the three quarters ended October 6, 2007 decreased to $51.2 million from $57.2 million for the three quarters ended October 7, 2006. The decrease in EBIT was attributable to the same factors that drove the decrease during the third quarter. If foreign currency exchange rates in the Company’s packaged foods sourcing operations during the quarter and three quarters ended October 6, 2007 had remained unchanged from those experienced during the quarter and three quarters ended October 7, 2006, the Company estimates that packaged foods EBIT would have been higher by approximately $6 million and $18 million, respectively.

Fresh-Cut Flowers

Fresh-cut flowers revenues for the quarter ended October 6, 2007 decreased to $23.9 million from $34.2 million for the quarter ended October 7, 2006. The decrease in revenues was due primarily to lower sales volume related to changes in the customer base and product offerings attributable to the implementation of the 2006 restructuring plan, as more fully discussed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. In addition, lower productivity yields due primarily to adverse weather conditions continued to result in production shortfalls further impacting sales volumes. Beginning in July 2007, revenues were also impacted by a significant customer reducing its fresh-cut flower purchases from the industry. Revenues for the three quarters ended October 6, 2007 decreased to $88.8 million from $137.2 million for the three quarters ended October 7, 2006. Revenues for the first three quarters of 2007 were impacted mainly by the same factors affecting sales during the third quarter.

EBIT in the fresh-cut flowers segment for the quarter ended October 6, 2007 improved to a loss of $9.1 million from a loss of $42.6 million for the quarter ended October 7, 2006. The increase in EBIT was due primarily to the absence of restructuring related and asset impairment costs recorded in 2006. Fresh-cut flowers EBIT for the three quarters ended October 6, 2007 improved to a loss of $15.2 million from a loss of $48.1 million for the three quarters ended October 7, 2006. The increase in EBIT was due to the same factors that impacted EBIT during the third quarter. If foreign currency exchange rates in the Company’s fresh-cut flowers Colombian operations during the quarter and three quarters ended October 6, 2007 had remained unchanged from those experienced during the quarter and three quarters ended October 7, 2006, the Company estimates that fresh-cut flowers EBIT would have been higher by approximately $4 million and $6 million, respectively.

Corporate

Corporate EBIT was a loss of $29.9 million for the quarter ended October 6, 2007 compared to income of $2.5 million for the quarter ended October 7, 2006. The decrease in EBIT for the quarter was primarily due to a loss of $7.8 million related to the Company’s cross currency swap in 2007 compared to a gain of $20.1 million generated on the cross currency swap in 2006. In addition, there were higher corporate general and administrative expenses compared to the prior year. Corporate EBIT was a loss of $43.3 million for the three quarters ended October 6, 2007 compared to a loss of $22.7 million for the three quarters ended October 7, 2006. The decrease in EBIT was primarily due to the same factors that impacted EBIT for the quarter ended October 6, 2007.

Liquidity and Capital Resources

For the three quarters ended October 6, 2007, cash flows provided by operating activities were $36.8 million compared to cash flows provided by operating activities of $14 million for the three quarters ended October 7, 2006. Cash flows provided by operating activities were $22.8 million higher, primarily due to higher levels of payables. These factors were partially offset by lower accrued liabilities due in part to the timing of payments and higher inventory balances related to the packaged foods and fresh fruit businesses.

Cash flows used in investing activities were $41.8 million for the three quarters ended October 6, 2007, compared to cash flows used in investing activities of $75.8 million for the three quarters ended October 7, 2006. The decrease in cash outflow during 2007 was primarily due to $30.5 million of cash proceeds received on the sale of land parcels located in central California by two limited liability companies in which the Company is a majority owner and lower levels of capital expenditures.

Cash flows used in financing activities were $7.2 million for the three quarters ended October 6, 2007 compared to cash flows provided by financing activities of $69.4 million for the three quarters ended October 7, 2006. The decrease of $76.6 million is due to lower current year borrowings of $234.9 million, net of repayments and the absence of an equity contribution of $28.4 million made by Dole Holding Company, LLC, the Company’s immediate parent during 2006. These items were offset by the absence of $163.7 million of dividends paid to Dole Holding Company, LLC, during 2006 as well as a distribution of additional paid-in capital to Dole Holding Company, LLC during the third quarter of 2006 of $31 million.

As of October 6, 2007, the asset based revolving credit facility (“ABL revolver”) borrowing base was $304.8 million and the amount outstanding under the ABL revolver was $177.8 million. After taking into account approximately $4.3 million of outstanding letters of credit issued under the ABL revolver, the Company had approximately $122.7 million available for borrowings as of October 6, 2007. Amounts outstanding under the term loan facilities were $960.4 million at October 6, 2007. In addition, the Company had approximately $87.1 million of letters of credit and bank guarantees outstanding under its pre-funded letter of credit facility at October 6, 2007.

The Company had a cash balance and available borrowings under the ABL revolver of $83.6 million and $122.7 million, respectively, at October 6, 2007. The Company believes that its existing cash balance and available borrowing capacity under the ABL revolver together with its future cash flow from operations, planned asset sales and access to capital markets will enable it to meet its working capital, capital expenditure, debt maturity and other commitments and funding requirements during the next twelve months. Factors impacting the Company’s cash flow from operations include such items as commodity prices, interest rates and foreign currency exchange rates, among other things, as set forth in the Company’s Form 10-K for the fiscal year ended December 30, 2006 and in subsequent SEC filings.

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

Although all Latin bananas are subject to a tariff of 176 euro per metric ton, up to 775,000 metric tons of bananas from African, Caribbean and Pacific (“ACP”) countries may be imported to the EU duty-free. This preferential treatment of a zero tariff on up to 775,000 tons of ACP banana imports, as well as the 176 euro per metric ton tariff applied to Latin banana imports, has been challenged by Panama, Honduras and Nicaragua in consultation proceedings at the World Trade Organization (“WTO”). In addition, on March 8, 2007 and March 20, 2007, Ecuador formally requested the WTO Dispute Settlement Body (“DSB”) to appoint a panel to review the matter. The EU blocked Ecuador’s initial request for establishment of a panel on March 8, 2007; however, the EU was unable to block Ecuador’s second request under WTO rules. On March 20, 2007, the DSB announced that it will establish a panel to rule on Ecuador’s complaint. On March 21, 2007 Colombia also lodged a complaint with the WTO and formally requested a panel. Consultations are continuing between the EU and Colombia, and the WTO has not yet appointed another DSB panel in response to Colombia’s complaint. On June 29, 2007, the United States requested a DSB panel to hear its complaint regarding the EU’s current banana regime, and the DSB agreed on July 12, 2007 to establish this panel. Initial DSB panel hearings for both Ecuador’s and the United States’ complaints have already taken place at the WTO in Geneva. Ecuador’s hearing took place on September 18, 2007, and the United States’ hearing was held on November 6 and 7, 2007.

The current tariff applied to Latin banana imports may be lowered and the ACP preference of a zero tariff may be affected depending on the outcome of these WTO proceedings, but the WTO proceedings may take several years to conclude. Despite the current WTO proceedings, the EC continues to negotiate with the banana producing Latin American countries to resolve the dispute. The Company encourages efforts to lower the tariff through negotiations with the EU and is working actively to help achieve this result.

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

During the second quarter of 2007, the Company elected to discontinue its designation of both its foreign currency and bunker fuel hedges as cash flow hedges under FAS 133. The interest rate swap will continue to be accounted for as a cash flow hedge under FAS 133. As a result, all changes in the fair value of the Company’s derivative financial instruments from the time of discontinuation of hedge accounting are reflected in the Company’s condensed consolidated statements of operations. As of October 6, 2007, $4.9 million of net unrealized hedging gains was recorded as a component of costs of products sold in the condensed consolidated statements of operations. The Company also recorded net realized hedging gains of $7.3 million as a component of costs of products sold in the condensed consolidated statement of operations for the three quarters ended October 6, 2007.

Supplemental Financial Information

The following financial information has been presented, as management believes that it is useful information to some readers of the Company’s condensed consolidated financial statements:

	October 6,	December 30,
	2007	2006

(In thousands)
Balance Sheet Data:
Total working capital (current assets less current liabilities)	$772,763	$687,721
Total assets	$4,653,827	$4,612,356
Total debt	$2,386,782	$2,364,181
Total shareholders’ equity	$363,183	$341,083

	Quarter Ended		Three Quarters Ended
	October 6,	October 7,	October 6,	October 7,
	2007	2006	2007	2006

(In thousands)
Other Financial Data:
Net loss	$(63,327)	$(56,103)	$(24,487)	$(43,432)
Income from discontinued operations, net of income taxes	—	(256)	—	(504)
Interest expense	61,529	56,619	150,453	130,899
Income taxes	5,300	(3,044)	(1,296)	5,636
Depreciation and amortization	47,983	46,458	119,302	112,794

EBITDA	$51,485	$43,674	$243,972	$205,393
EBITDA margin	2.6%	2.5%	4.6%	4.3%
Capital expenditures	$30,616	$35,866	$66,882	$94,550

“EBITDA” is defined as earnings before interest expense, income taxes, and depreciation and amortization. EBITDA is calculated by adding interest expense, income taxes and depreciation expense to net loss. For 2006, EBITDA is calculated by subtracting income from discontinued operations, net of income taxes, and adding interest expense, income taxes and depreciation and amortization to net loss. EBITDA margin is defined as the ratio of EBITDA, as defined, relative to net revenues. EBITDA is reconciled to net income in the condensed consolidated financial statements in the tables above. EBITDA and EBITDA margin fluctuated primarily due to the same factors that impacted the changes in operating income and segment EBIT discussed earlier.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

During the third quarter of 2007, the Company entered into foreign currency exchange forward and participating forward contracts to reduce its risk related to anticipated dollar equivalent foreign currency cash flows. These hedges have not been designated as effective hedges of cash flows as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and therefore the resulting unrealized gains or losses are reflected as a component of costs of products sold in the condensed consolidated statements of operations.

At October 6, 2007, the gross notional value and unrecognized gains (losses) of the Company’s foreign currency hedges were as follows (in thousands):

	Gross Notional Value			Unrecognized
	Participating			Gains	Average Strike
	Forwards	Forwards	Total	(Losses)	Price

Foreign Currency Hedges(Buy/Sell):
U.S Dollar/Japanese yen	$104,464	$16,609	$121,073	$828	JPY 113.5
U.S Dollar/Euro	239,204	—	239,204	(5,147)	EUR 1.34
U.S Dollar/Canadian Dollar	4,313	48,854	53,167	(3,838)	CAD 1.07
Chilean peso/U.S. Dollar	1,546	1,546	3,092	103	CLP 530.6
Colombian peso/U.S. Dollar	16,800	88,630	105,430	6,952	COP 2,175.6
Philippine peso/U.S. Dollar	—	86,122	86,122	4,120	PHP 47.34

Total	$366,327	$241,761	$608,088	$3,018

A majority of the Company’s outstanding foreign currency hedges will settle during 2008.

At October 6, 2007, bunker fuel hedges had an aggregate outstanding notional amount of $26.7 million. The fair value of the bunker fuel hedges at October 7, 2006 was a gain of $1.9 million and the average strike price (per metric ton) was $312.42. The outstanding bunker fuel hedges will settle during the fourth quarter of 2007.

For the quarter ended October 6, 2007, there have been no material changes in the market risk disclosure presented in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006, other than the transactions described above.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out as of October 6, 2007 under the supervision and with the participation of Dole’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act. Based upon this evaluation, Dole’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 6, 2007. No change in our internal control over financial reporting identified in connection with this evaluation that occurred during our third quarter of 2007 has materially affected, or is reasonably likely to materially affect, Dole’s internal control over financial reporting.

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

November 20, 2007	DOLE FOOD COMPANY, INC.
REGISTRANT

By:	/s/ Joseph S. Tesoriero
Joseph S. Tesoriero
Vice President and
Chief Financial Officer

By:	/s/ Yoon J. Hugh
Yoon J. Hugh
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number

31	.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act.
31	.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	.1†	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32	.2†	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith

†	Furnished herewith