Form 10-K
period 2007-12-29
DOLE FOOD CO INC
filed 2008-03-11
CIK 18169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $0 as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of Common Stock outstanding as of February 29, 2008 was 1,000.

DOCUMENTS INCORPORATED BY REFERENCE
None

DOLE FOOD COMPANY, INC.

FORM 10-K
Fiscal Year Ended December 29, 2007

i

PART I

Item 1.	Business

Dole Food Company, Inc. was founded in Hawaii in 1851 and was incorporated under the laws of Hawaii in 1894. Dole reincorporated as a Delaware corporation in July 2001. Unless the context otherwise requires, Dole Food Company, Inc. and its consolidated subsidiaries are referred to in this report as the “Company,” “Dole” and “we.”

Dole’s principal executive offices are located at One Dole Drive, Westlake Village, California 91362, telephone (818) 879-6600. During fiscal year 2007, we had, on average, approximately 45,000 full-time permanent employees and 42,000 full-time seasonal or temporary employees, worldwide. Dole is the world’s largest producer and marketer of high-quality fresh fruit and fresh vegetables. Dole markets a growing line of packaged and frozen fruits and is a produce industry leader in nutrition education and research. Dole is also one of the largest producers of fresh-cut flowers in Latin America. Our website address is www.dole.com. Since we have only one stockholder and since our debt securities are not listed or traded on any exchange, we do not make available free of charge, on or through our website, electronically or through paper copies our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, or any amendments to those reports.

Dole’s operations are described below. For detailed financial information with respect to Dole’s business and its operations, see Dole’s Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, which are included in this report.

Overview

We are the world’s largest producer of fresh fruit and fresh vegetables and we market a growing line of value-added products. We are one of the world’s largest producers of bananas and pineapples, a leading marketer of table grapes worldwide and an industry leader in packaged fruit products, ready-to-eat salads and vegetables. Dole is also one of the largest producers of fresh-cut flowers in Latin America. Our most significant products hold the number 1 or number 2 positions in their respective markets. For the fiscal year 2007, we generated revenues of nearly $7 billion.

We provide wholesale, retail and institutional customers around the world with high quality food products that bear the DOLE® trademarks. The DOLE brand was introduced in 1933 and we believe it is one of the most recognized for fresh and packaged produce in the United States as evidenced by Dole’s 57% unaided consumer brand awareness — almost three times that of Dole’s nearest competitor, according to a major global research company (TNS NFO). We utilize product quality, nutrition education, food safety, brand recognition, competitive pricing, customer service and consumer marketing programs to enhance our position within the food industry. Consumer and institutional recognition of the DOLE trademarks and related brands and the association of these brands with high quality food products contribute significantly to our leading positions in the markets that we serve.

Dole sources or sells over 200 products in more than 90 countries. Our fully-integrated operations include sourcing, growing, processing, distributing and marketing our products. Our products are produced both directly on Dole-owned or leased land and through associated producer and independent grower arrangements under which we provide varying degrees of farming, harvesting, packing, storing, shipping, stevedoring and marketing services.

Industry

The worldwide fresh produce industry enjoys consistent underlying demand and favorable growth dynamics. In recent years, the market for fresh produce has increased faster than the rate of population growth, supported by ongoing trends including greater consumer demand for healthy, fresh and convenient foods, increased retailer square footage devoted to produce, and greater emphasis on fresh produce as a differentiating factor in attracting customers. According to the Food and Agriculture Organization, worldwide produce production grew 3.6% per annum from 814 million metric tons in 1990 to an estimated 1.4 billion in 2005.

Health-conscious consumers are driving much of the growth in demand for fresh produce. Over the past several decades, the benefits of natural, preservative-free foods have become an increasingly significant element of the public dialogue on health and nutrition. As a result, consumption of fresh fruit and vegetables has markedly increased. According to the U.S. Department of Agriculture, Americans consumed 40 more pounds of fresh fruit and vegetables per capita in 2005 than they did in 1987. Consumers are also consuming more organic foods. Specifically, organic produce sales grew 11% to $5.4 billion in 2006, according to the Organic Trade Association and represented 5.5% of total retail produce sales in the U.S.

Food manufacturers have responded to consumer demand for convenient, ready-to-eat products with new product introductions and packaging innovations in segments such as fresh-cut fruit and vegetables and ready-to-eat salads, contributing to industry growth.

The North American packaged fruit industry is experiencing stable growth, driven by consumer demand for healthy snacking options. FRUIT BOWLS® in plastic cups, introduced by Dole in 1998, and other innovative packaging items have steadily displaced the canned alternative. These new products have spurred overall growth in the packaged fruit category, while the consumption of traditional canned fruit has declined as consumers opt for fresh products and more innovative packaging.

Retail consolidation and the growing importance of food to mass merchandisers are major factors affecting the food manufacturing and fresh produce industries. As food retailers have grown and expanded, they have sought to increase profitability through value-added product offerings and in-store services. The higher margins of the fresh produce category are also attractive to retailers. As a result, some retailers are reducing their dry goods sections of the store, in favor of expanding fresh and chilled items, offering new product and merchandising opportunities for packaged fruit. Fully integrated produce companies, such as Dole, are well positioned to meet the needs of large retailers through the delivery of consistent, high-quality produce, reliable service, competitive pricing and innovative products. In addition, these companies including Dole have sought to strengthen relationships with leading retailers through value-added services such as banana ripening and distribution, category management, branding initiatives and establishment of long-term supply agreements.

Competitive Strengths

Our competitive strengths have contributed to our strong historical operating performance and should enable us to capitalize on future growth opportunities:

•	Market Share Leader. Our most significant products hold the number 1 or number 2 positions in their respective markets. We maintain number 1 market share positions in North American bananas, North American iceberg lettuce, celery, cauliflower, and packaged fruit products, including our line of plastic fruit cups called FRUIT BOWLS, FRUIT BOWLS in Gel, fruit parfaits and fruit in plastic jars.

•	Refrigerated Supply Chain Management. One of Dole’s strongest core competencies is our ability to produce, transport and deliver high-quality perishable products around the world. Dole quality starts right on the farm and that quality is preserved and protected in its farm-to-customer refrigerated supply chain. Dole’s worldwide network of cold storage — at the farm, on trucks, in containers, on ships and in our distribution centers in the world’s market places — provides a closed-loop cold storage supply chain that enables the worldwide transport of perishable products and is the key to Dole quality and shelf life.

•	Strong Global Brand. Consumer and institutional recognition of the DOLE trademark and related brands and the association of these brands with high quality food products contribute significantly to our leading positions in the markets that we serve. By implementing a global marketing program, we have made the distinctive red “DOLE” letters and sunburst a familiar symbol of freshness and quality recognized around the world. We actively continue to leverage the DOLE brand through product extensions and new product introductions.

•	Low-Cost Production Capabilities. We believe we are one of the lowest cost producers of many of our major product lines, including bananas, North American fresh vegetables and packaged fruit products. Over the last several years we have undertaken various initiatives to achieve this low-cost position, including leveraging our global logistics infrastructure more efficiently. We intend to maintain these low-cost positions through a continued focus on operating efficiency.

•	State-of-the-Art Infrastructure. We have made significant investments in our production, processing, transportation and distribution infrastructure with the goal of efficiently delivering the highest quality and freshest product to our customers. We own or lease over 60 processing, ripening and distribution centers, and operate one of the largest dedicated refrigerated containerized shipping fleets, with 25 ships and approximately 15,000 refrigerated containers. The investments in our infrastructure allow for continued growth in the near term. In addition, our market-leading logistics and distribution capabilities allow us to act as a preferred fresh and packaged food provider to leading global supermarkets and mass merchandisers.

•	Diversity of Sourcing Locations. We currently source our fresh fruits, vegetables and fresh-cut flowers from 75 countries and distribute products in more than 90 countries. We are not dependent on any one country for the sourcing of our products. The largest concentration of production is in Ecuador, where we sourced approximately 32% of our Latin bananas in 2007. The diversity of our production sources reduces our risk from exposure to natural disasters and political disruptions in any one particular country.

•	Experienced Management Team. Our management team has a demonstrated history of delivering strong operating results through disciplined execution. The current management team has been instrumental in our continued transformation from a production driven company into a sales and marketing driven one.

Business Strategy

Key elements of our strategy include:

•	Leveraging our Strong Brand and Market Leadership Position. Our most significant products hold number 1 or number 2 market positions in their respective markets. We intend to maintain those positions and continue to expand our leadership in new product areas as well as with new customers. We have a history of leveraging our strong brand to successfully enter, and in many cases become the largest player in value-added food categories. We intend to continue to evaluate and strategically introduce other branded products in the value-added sectors of our business.

•	Grower Network. In addition to owning and operating our own model farms, Dole has also developed a unique worldwide network of over 9,000 farmers who proudly produce to our standards. Dole not only provides technical agronomic assistance to these growers but also provides organizational assistance to small farmers around the world, allowing them to combine their efforts in a cooperative manner to achieve the economies of scale necessary to compete in the world markets.

•	Focusing on Value-Added Products. We have shifted our product mix toward value-added food categories and away from commodity fruits and vegetables. For example, we have achieved major success in our ready-to-eat salad lines and, most recently, FRUIT BOWLS, FRUIT BOWLS in Gel and fruit parfaits. These value-added food categories are growing at a faster rate than our traditional commodity businesses and most are generating strong margins. Overall, we have significantly increased our percentage of revenue from value-added products. This shift has been most pronounced in our fresh vegetables and packaged foods businesses, where value-added products now account for approximately 51% and 59% of those businesses’ respective revenues. We plan to continue to address the growing demand for convenient and innovative products by investing in our higher margin, value-added food businesses.

•	Dole Nutrition Institute. Dole also seeks to play a leading role in nutrition education by promoting the health benefits of a plant-based diet. Given the importance of fruit and vegetable consumption in maintaining a healthy weight, nutrition education is key to addressing the global obesity epidemic. Every day new scientific research reveals ways in which fruits and vegetables help prevent and even reverse disease. Dole is committed to leading the way in expanding the knowledge, growing the foods, and marketing the products that will enable people to lead healthier, more vital lives.

•	Corporate Social Responsibility. Dole’s approach to corporate social responsibility (“CSR”) includes sustainable agricultural practices, community service, employee wellness, provision of social services and worker safety. Dole’s practices demonstrate how the world’s largest provider of fruits and vegetables leads the industry in respect for the environment, worker education and charitable giving, among other aspects of corporate responsibility.

•	Further Improving Operating Efficiency and Cash Flow. We intend to continue to focus on profit improvement initiatives and maximizing cash flow by:

•	Analyzing our current customer base and focusing on profitable relationships with strategically important customers;

•	Leveraging our purchasing power to reduce our costs of raw materials;

•	Focusing capital investments to improve productivity; and

•	Selling unproductive assets.

Business Segments

We have four business segments: fresh fruit, fresh vegetables, packaged foods and fresh-cut flowers. The fresh fruit segment contains several operating divisions that produce and market fresh fruit to wholesale, retail and institutional customers worldwide. The fresh vegetables segment contains two operating divisions that produce and market commodity and fresh-cut vegetables to wholesale, retail and institutional customers, primarily in North America, Europe and Asia. The packaged foods segment contains several operating divisions that produce and market packaged foods including fruit, juices and snack foods. Our fresh-cut flowers segment sources, imports and markets fresh-cut flowers, grown mainly in Colombia, primarily to wholesale florists and retail grocers in the United States. For financial information on the four business segments, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 14 — Business Segments of Item 8, Financial Statements and Supplementary Data, in this Form 10-K.

Fresh Fruit

Our fresh fruit business segment has four primary operating divisions: bananas, European Ripening and Distribution, fresh pineapples and Dole Chile. We believe that we are the industry leader in growing, sourcing, shipping and distributing consistently high-quality fresh fruit. The fresh fruit business segment represented approximately 68% of 2007 consolidated total revenues.

Bananas

We are one of the world’s largest producers of bananas, growing and selling more than 158 million boxes of bananas annually. We sell most of our bananas under the DOLE brand. We primarily sell bananas to customers in North America, Europe and Asia. We are the number 1 brand of bananas in both North America (an approximate 36% market share) and Japan (an approximate 31% market share) and the number 2 brand in Europe (an approximate 12% market share). In Latin America, we source our bananas primarily in Honduras, Costa Rica, Ecuador, Colombia, Guatemala and Peru, growing on approximately 35,600 acres of company-owned farms and approximately 87,700 acres of independent producers’ farms. We ship our Latin American bananas to North America and Europe in our refrigerated and containerized shipping fleet. In Asia, we source our bananas primarily in the Philippines. Bananas accounted for approximately 38% of our fresh fruit business segment revenues in 2007.

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

While bananas are sold year round, there is a seasonal aspect to the banana business. Banana prices and volumes are typically higher in the first and second calendar quarters before the increased competition from summer fruits. Approximately 90% of our total retail volume in North America is under contract. The contracts are typically one year in duration and help to insulate us from fluctuations in the banana spot market. Our principal competitors in the international banana business are Chiquita Brands International, Inc. and Fresh Del Monte Produce Inc.

European Ripening and Distribution

Our European Ripening & Distribution business distributes DOLE and non-DOLE branded fresh produce in Europe. This business operates 36 sales and distribution centers in twelve countries, predominantly in Western Europe. This is a value-added business for us since European retailers generally do not self-distribute or self-ripen. This business assists us in firmly establishing our European customer relationships. In 2007, European Ripening and Distribution accounted for approximately 42% of our fresh fruit business segment’s revenues.

Fresh Pineapples

We are the number 2 global producer of fresh pineapples, growing and selling more than 34 million boxes annually. We source our pineapples primarily from company operated farms and independent growers in Latin America, Hawaii, the Philippines and Thailand. We produce and sell several different varieties including the sweet yellow pineapple. We introduced the sweet yellow pineapple in 1999 under the DOLE PREMIUM SELECT® label. We now market a substantial portion of this fruit under the DOLE TROPICAL GOLD® label. Varieties of pineapple other than the sweet pineapples are also used in our packaged products. Our primary competitor in fresh pineapples is Fresh Del Monte Produce Inc. Pineapples accounted for approximately 8% of our fresh fruit business segment’s revenues in 2007.

Dole Chile

We began our Chilean operations in 1982 and we are one of the largest exporters of Chilean fruit. We export grapes, apples, pears, stone fruit (e.g., peaches and plums) and kiwifruit from approximately 3,200 Company owned or Company leased acres and 11,000 contracted acres. The weather and geographic features of Chile are similar to those of the Western United States, with opposite seasons. Accordingly, Chile’s harvest is counter-seasonal to that in the northern hemisphere, offsetting the seasonality in our other fresh fruit. We primarily export Chilean fruit to North America, Latin America and Europe. Our Dole Chile business division accounted for approximately 6% of our fresh fruit business segment’s revenues in 2007.

Fresh Vegetables

Our fresh vegetables business segment operates through two divisions: commodity vegetables and value-added. We source fresh vegetables from company-owned and contracted farms. To satisfy the increasing demand for our value-added products, we have continued to expand production and distribution capabilities of our fresh vegetables segment. A fourth salad plant, in Bessemer City, North Carolina, became operational in January 2007. The North Carolina plant is servicing east coast markets. Under our arrangements with independent growers, we purchase fresh produce at the time of harvest and are generally responsible for harvesting, packing and shipping the product to our central cooling and distribution facilities. We pursue a balanced growth strategy between our commodity and value-added divisions. In 2007, the value-added division accounted for 51% of our revenues for this segment. The fresh vegetables business segment accounted for approximately 15% of 2007 consolidated total revenues.

Commodity Vegetables

We source, harvest, cool, distribute and market more than 20 different types of fresh and fresh-cut vegetables, including iceberg lettuce, red and green leaf lettuce, romaine lettuce, butter lettuce, celery, cauliflower, broccoli, carrots, brussels sprouts, green onions, asparagus, snow peas and artichokes. We sell our commodity vegetables products primarily in North America, Asia and, to a lesser extent, Western Europe. In North America, we are the largest supplier of iceberg lettuce, celery and cauliflower. Our primary competitors in this category include: Tanimura & Antle, Duda, Salyer American and Ocean Mist. In October 2004, we acquired Coastal Berry Company, LLC, subsequently renamed as Dole Berry Company, LLC, in order to diversify our commodity products division. Dole is now the third largest producer of strawberries in North America.

Value-Added

Our value-added vegetable products include ready-to-eat salads and packaged fresh-cut vegetables. Our unit market share of the ready-to-eat salads category reported by Information Resources, Inc. (“IRI”) was approximately 32.9% for the 12-week period ended December 29, 2007. Our value-added products typically have more stable prices than commodity vegetables, thereby helping to reduce our exposure to commodity price fluctuations. New product development continues to drive growth in this area. Our primary competitors in ready-to-eat salads include Chiquita Brands International, Inc., which markets Fresh Express, Ready Pac Produce, Inc. and Taylor Fresh Foods, Inc.

Packaged Foods

Our packaged foods segment produces canned pineapple, canned pineapple juice, fruit juice concentrate, fruit in plastic cups, jars and pouches and fruit parfaits. Most of our significant packaged food products hold the number 1 branded market position in North America. We remain the market leader in the plastic fruit cup category with seven of the top ten items in category. Fruit for our packaged food products is sourced primarily in the Philippines, Thailand, the United States and China and packed primarily in four Asian canneries, two in Thailand and two in the Philippines. We have continued to focus on expanding our product range beyond our traditional canned fruit and juice products. Non-canned products accounted for approximately 59% of the segment’s 2007 revenues.

Our FRUIT BOWLS products were introduced in 1998 and continue to exceed our volume and share expectations. The trend towards convenience and healthy snacking has generated explosive growth in the plastic fruit cup category — which now significantly exceeds the applesauce cup and shelf-stable gelatin cup categories. In fact, Dole now produces more plastic cups than traditional cans. Our FRUIT BOWLS products had a 48% market share in the United States during 2007 as reported by IRI. In 2003, Dole introduced fruit in a 24.5 oz. plastic jar. This growing business achieved a 45% market share in the United States during 2007 as reported by IRI. To keep up with demand, we have made substantial investments in our Asian canneries, significantly increasing our FRUIT BOWLS capacity in the past four years. These investments should ensure our position as an industry innovator and low-cost producer.

In the frozen fruit category, Dole is now the number 1 brand in North America and is positioned for continued growth as the innovation leader. New product introductions include our new WILDLY NUTRITIOUStm fruit blends, which offer targeted health benefits, as well as our Sliced Strawberries, which drive consumer convenience. The brand is also in the process of transitioning into a new consumer-friendly easy-open standup bag.

Effective as of January 1, 2006, Dole Packaged Frozen Foods, Inc. was converted to a limited liability company, the assets and liabilities of the Dole Packaged Foods division were contributed to Dole Packaged Frozen Foods, Inc., and the combined entity was renamed Dole Packaged Foods, LLC.

With a broader line of convenience-oriented products, we are expanding distribution in non-grocery channels, particularly for our fruit cup and frozen businesses. These alternative channels are growing faster than the traditional grocery channel and the cost of gaining new distribution in them is lower.

Our packaged foods segment accounted for approximately 15% of 2007 consolidated revenues.

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

We are the only flower importer with guaranteed daily deliveries by air. Immediately after harvesting, our flowers are flown to our Miami facility where temperatures are maintained within one-half degree of required levels in all warehouse and production operations. Maintaining the refrigerated supply chain enables us to deliver the freshest and healthiest flowers to the market.

Dole focuses on optimizing our refrigerated supply chain to provide our customers industry-leading service in the procurement of flowers. Current management emphasis is on maintaining the highest levels of quality, increasing customer service, rationalizing operating costs and automating processes. Our fresh-cut flowers segment accounted for approximately 2% of 2007 consolidated revenues.

At December 29, 2007, certain assets related to the fresh-cut flowers business had been reclassified as assets held-for-sale. The Company is currently assessing the fresh-cut flowers business and is evaluating various alternatives which would improve operating results in this business and for the Company.

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

The produce that we distribute internationally is transported primarily by 25 owned or leased ocean-going vessels. We ship our tropical fruit in owned or chartered refrigerated vessels. All of our tropical fruit shipments into the North American and core European markets are delivered using pallets or containers. This increases efficiency and minimizes damage to the product from handling. Most of the vessels are equipped with controlled atmosphere technology, to ensure product quality. “Backhauling” services, transporting our own and third-party cargo primarily from North America and Europe to Latin America, reduce net transportation costs. We use vessels that are both owned or operated under long-term leases, as well as vessels chartered under contracts that typically last one year. Our fresh-cut flowers are primarily transported via chartered flights.

Customers

Our top 10 customers in 2007 accounted for approximately 30% of total revenues. No one customer accounted for more than 7% of total 2007 revenues. Our customer base is highly diversified, both geographically and in terms of product mix. Each of our segments’ largest customers accounted for less than 22% of that segment’s revenues. Our largest customers are leading global and regional mass merchandisers and supermarkets in North America, Europe and Asia.

Sales and Marketing

We sell and distribute our fruit and vegetable products through a network of fresh produce operations in North America, Europe, Asia and Latin America. Some of these operations involve the sourcing, distribution and marketing of fresh fruits and vegetables while others involve only distribution and marketing. We have regional sales organizations dedicated to servicing major retail and wholesale customers. We also use the services of brokers in certain regions, primarily for sales of packaged foods and ready-to-eat salads. Retail customers include large chain stores with which Dole enters into product and service contracts, typically for a one or two-year term. Wholesale customers include large distributors in North America, Europe and Asia. We use consumer advertising, marketing and trade spending, to promote new items, bolster our exceptional brand awareness, and promote nutrition knowledge.

Competition

The global fresh and packaged produce markets are intensely competitive, and generally have a small number of global producers, filled out with independent growers, packers and middlemen. Our large, international competitors are Chiquita, Fresh Del Monte Produce and Del Monte Foods. In some product lines, we compete with smaller national producers. In fresh vegetables, a limited number of grower shippers in the United States and Mexico supply a significant portion of the United States market, with numerous smaller independent distributors also competing. We also face competition from grower cooperatives and foreign government sponsored producers. Competition in the various markets in which we operate is affected by reliability of supply, product quality, brand recognition and perception, price and the ability to satisfy changing customer preferences through innovative product offerings.

Employees

During fiscal year 2007, we had on average approximately 45,000 full-time permanent employees and 42,000 full-time seasonal or temporary employees, worldwide. Approximately 33% of our employees work under collective bargaining agreements, some of which expire in 2008, subject to automatic renewals unless a notice of non-extension is given by the union or us. We have not received any notice yet that a union intends not to extend a collective bargaining agreement. We believe our relations with our employees are generally good.

Trademark Licenses

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

Research and Development

Our research and development programs concentrate on sustaining the productivity of our agricultural lands, food safety, nutrition science, product quality, value-added product development and packaging design. Agricultural research is directed toward sustaining and improving product yields and product quality by examining and improving agricultural practices in all phases of production (such as development of specifically adapted plant varieties, land preparation, fertilization, cultural practices, pest and disease control, post-harvesting, handling, packing and shipping procedures), and includes on-site technical services and the implementation and monitoring of recommended agricultural practices. Research efforts are also directed towards integrated pest management and biological pest control. We developed specialized machinery for various phases of agricultural production and packaging that reduces labor costs, increases efficiency and improves product quality. We conduct agricultural research at field facilities primarily in California, Hawaii, Latin America and Asia. We also sponsor research related to environmental improvements and the protection of worker and community health. The aggregate amounts we spent on research and development in each of the last three years have not been material in any of such years.

Food Safety

Dole is undertaking strong measures to improve food safety. We spearheaded the industry-wide Leafy Greens Marketing Agreement in California and the pending Agreement in Arizona. We developed and adopted enhanced Good Agricultural Practices, which include raw material testing in the fields, expanded buffer zones and increased water testing. We also use radio-frequency identification (RFID) tags to track leafy greens as they move from fields to trucks and through processing.

Dole salad plants are sanitized and inspected daily. We wash our leafy greens three times in chilled, purified water that includes anti-bacterial chlorine exposure before thorough rinsing.

Our approach to food safety also includes teaching consumers about how nutrition can help fortify the body against bacterial infection.

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

Our food operations are also subject to regulations enforced by, among others, the U.S. Food and Drug Administration and state, local and foreign counterparts and to inspection by the U.S. Department of Agriculture and other federal, state, local and foreign environmental, health and safety authorities. The U.S. Food and Drug Administration enforces statutory standards regarding the labeling and safety of food products, establishes ingredients and manufacturing procedures for certain foods, establishes standards of identity for foods and determines the safety of food substances in the United States. Similar functions are performed by state, local and foreign governmental entities with respect to food products produced or distributed in their respective jurisdictions.

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

Legal Proceedings

See Item 3, Legal Proceedings, in this Form 10-K.

Trade Issues

Our foreign operations are subject to risks of expropriation, civil disturbances, political unrest, increases in taxes and other restrictive governmental policies, such as import quotas. Loss of one or more of our foreign operations could have a material adverse effect on our operating results. We strive to maintain good working relationships in each country in which we operate. Because our operations are a significant factor in the economies of certain countries, our activities are subject to intense public and governmental scrutiny and may be affected by changes in the status of the host economies, the makeup of the government or public opinion in a particular country.

The European Union (“EU”) maintains banana regulations that impose tariffs on bananas. On January 1, 2006, the EU implemented a “tariff only” import regime for bananas. The 2001 EC/US Understanding on Bananas required the EU to implement a tariff only banana import system on or before January 1, 2006, and the EU’s banana regime change was therefore expected by that date.

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

Although all Latin bananas are subject to a tariff of 176 euro per metric ton, up to 775,000 metric tons of bananas from African, Caribbean, and Pacific (“ACP”) countries may be imported to the EU duty-free. This preferential treatment of a zero tariff on up to 775,000 tons of ACP banana imports, as well as the 176 euro per metric ton tariff applied to Latin banana imports, has been challenged by Panama, Honduras, Nicaragua, and Colombia in consultation proceedings at the World Trade Organization (“WTO”). In addition, both Ecuador and the United States formally requested the WTO Dispute Settlement Body (“DSB”) to appoint panels to review the matter. In preliminary rulings on December 10, 2007 and February 6, 2008, the DSB has ruled against the EU and in favor of Ecuador and the United States, respectively. The DSB issued a final ruling maintaining the preliminary findings in favor of the United States on February 29, 2008. This final ruling is expected to be made public in March, after which the EU will have 60 days to decide whether to appeal the ruling. The final decision with respect to Ecuador’s case is also not yet publicly available.

The current tariff applied to Latin banana imports may be lowered and the ACP preference of a zero tariff may be affected depending on the final outcome of these WTO proceedings. The Company encourages efforts to lower the tariff through negotiations with the EU.

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

Seasonality

Our sales volumes remain relatively stable throughout the year. We experience seasonal earnings characteristics, predominantly in the fresh fruit segment, because fresh fruit prices traditionally are lower in the second half of the year, when summer fruits are in the markets. Our packaged foods and fresh-cut flowers segments experience peak demand during certain well-known holidays and observances; the impact is less than in the fresh fruit segment.

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

We distribute our products in more than 90 countries throughout the world. Our international sales are usually transacted in U.S. dollars, and European and Asian currencies. Our results of operations are affected by fluctuations in currency exchange rates in both sourcing and selling locations. Although we enter into foreign currency exchange forward contracts from time to time to reduce our risk related to currency exchange fluctuation, our results of operations might still be impacted by foreign currency exchange rates, primarily the yen-to-U.S. dollar and euro-to-U.S. dollar exchange rates. For instance, we currently estimate that a 10% strengthening of the U.S. dollar relative to the Japanese yen, euro and Swedish krona would lower operating income by approximately $60 million excluding the impact of foreign currency exchange hedges. Because we do not hedge against all of our foreign currency exposure, our business will continue to be susceptible to foreign currency fluctuations.

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

We have a substantial amount of indebtedness. As of December 29, 2007, we had approximately $1.14 billion in senior secured indebtedness and other structurally senior indebtedness, $1.11 billion in senior unsecured indebtedness, including outstanding senior notes and debentures, $81 million in unsecured notes payable and approximately $86 million in capital leases.

The Company has $350 million of unsecured senior notes maturing May 1, 2009. The Company is currently evaluating its available options to refinance the notes.

Our substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate purposes;

•	expose us to the risk of increased interest rates, as certain of our borrowings are at variable rates of interest;

•	require us to sell assets (beyond those assets currently classified as “assets held-for-sale”) to reduce indebtedness or influence our decisions about whether to do so;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	restrict us from making strategic acquisitions or pursuing business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have relatively less indebtedness; and

•	limit, along with the restrictive covenants in our credit facilities and senior notes indentures, among other things, our ability to borrow additional funds. Failing to comply with those covenants could result in an event

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

As of December 29, 2007, approximately 4,800 of our employees in the United States worked under various collective bargaining agreements. Some of our collective bargaining agreements will expire in fiscal 2008, although each agreement is subject to automatic renewal unless we or the union party to the agreement provides notice otherwise. Our other collective bargaining agreements will expire in later years. While we believe that our relations with our employees are good, we cannot assure you that we will be able to negotiate these or other collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages. A prolonged labor dispute, which could include a work stoppage, could have a material adverse effect on the portion of our business affected by the dispute, which could impact our business, results of operations and financial condition.

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

The following is a description of our significant properties.

North America

We own our executive office facility in Westlake Village, California and a divisional office in Miami, Florida. We also maintain a divisional office in Monterey, California, which is leased from an affiliate.

Our Hawaii operations are located on the island of Oahu and total approximately 28,000 acres, which we own. Of the total acres owned, we farm pineapples on 2,700 acres and coffee and cacao on an additional 195 acres. The remaining acres are leased or are in pastures and forest reserves.

We own approximately 1,300 acres of farmland in California, and lease approximately 12,600 acres of farmland in California and 4,300 acres in Arizona in connection with our vegetable and berry operations. The majority of this acreage is farmed under joint growing arrangements with independent growers, while we farm the remainder. We own cooling, packing and shipping facilities in Marina, Gonzales and Huron, California. Additionally, we have partnership interests in facilities in Yuma, Arizona and Salinas, California, and leases in facilities in the following California cities: Oxnard, Monterey and Watsonville. We own and operate state-of-the-art, ready-to-eat salad and vegetable plants in Yuma, Arizona, Soledad, California, Springfield, Ohio and Bessemer City, North Carolina.

We own approximately 2,700 acres of peach orchards in California, which we farm. We own and operate a plant in Atwater, California that produces individually quick frozen fruit and lease a production facility located in Decatur, Michigan.

We produce almonds from approximately 300 acres, pistachios from approximately 1,100 acres, olives from approximately 300 acres and citrus from approximately 2,700 acres on orchards in the San Joaquin Valley through agricultural partnerships in which we have a controlling interest. We produce grapes on approximately 500 acres of owned property in the San Joaquin Valley. At December 29, 2007, all of these assets have been reclassified as assets held-for-sale.

Our Florida based fresh-cut flowers distribution operates from a 328,000 square foot building, which we own. Approximately 200,000 square feet of this facility is refrigerated. This facility has also been reclassified as an asset held-for-sale at December 29, 2007. Our fresh-cut flowers business also operates a cooling and distribution facility in the Miami area, which we own. In addition, we operate a leased distribution facility in Los Angeles, California.

Latin America

We own offices in San Jose, Costa Rica, Bogota and Santa Marta, Colombia and La Ceiba, Honduras. We also lease offices in Chile, Costa Rica, Ecuador and Guatemala.

We produce bananas directly from owned plantations in Costa Rica, Colombia, Ecuador and Honduras as well as through associated producers or independent growing arrangements in those countries and others, including Guatemala. We own approximately 3,100 acres in Colombia, 36,000 acres in Costa Rica, 3,800 acres in Ecuador and 30,000 acres in Honduras, all related to banana production, although some of the acreage is not presently under production.

We own approximately 6,900 acres of land in Honduras, 8,000 acres of land in Costa Rica and 3,000 acres of land in Ecuador, all related to pineapple production, although some of the acreage is not presently under production. We also own a juice concentrate plant in Honduras for pineapple and citrus. Pineapple is grown primarily for the fresh produce market.

We grow grapes, stone fruit, kiwi and pears on approximately 3,200 acres owned or leased by us in Chile. We own or operate 10 packing and cold storage facilities, a corrugated box plant and a wooden box plant in Chile. In addition, we operate a fresh-cut salad plant and a small local fruit distribution company in Chile. We own or operate a packing and cooling plant and a local fruit distribution company in Argentina.

We also own and operate corrugated box plants in Colombia, Costa Rica, Ecuador and Honduras.

We indirectly own 35% of Bananapuerto, an Ecuadorian port, and operate the port pursuant to a port services agreement, the term of which is up to 30 years.

Dole Latin America operates a fleet of seven refrigerated container ships, of which four are owned, two are under long-term capital leases and one is long-term chartered. In addition, Dole Latin America operates a fleet of 18 breakbulk refrigerated ships, of which nine are owned, eight are long-term chartered and one is chartered for one year. One of these ships was sold during the first quarter of 2008. We also cover part of our requirements under contracts with existing liner services and occasionally charter vessels for short periods on a time or voyage basis as and when required. We own or lease approximately 15,000 refrigerated containers, 2,000 dry containers, 5,800 chassis and 4,500 generator sets worldwide.

We produce flowers on approximately 900 acres in Colombia. We own and operate packing and cooling facilities at each of our flower farms and lease a facility in Bogota, Colombia for bouquet construction.

Asia

We operate a pineapple plantation of approximately 34,000 leased acres in the Philippines. Approximately 19,000 acres of the plantation are leased to us by a cooperative of our employees that acquired the land pursuant to agrarian reform law. The remaining 15,000 acres are leased from individual land owners. Two multi-fruit canneries, a blast freezer, cold storage, a juice concentrate plant, a box forming plant, a can and drum manufacturing plant, warehouses, wharf and a fresh fruit packing plant, each owned by us, are located at or near the pineapple plantation.

We own and operate a tropical fruit cannery and a multi-fruit processing factory in central Thailand and a second tropical fruit cannery in southern Thailand. Dole also grows pineapple in Thailand on approximately 3,800 acres of owned land, not all of which are currently under cultivation.

We produce bananas and papaya from 33,000 acres of leased land in the Philippines and also source these products through associated producers or independent growing arrangements in the Philippines. A plastic extruding plant and a box forming plant, both owned by us, are located near the banana plantations. We also operate banana ripening and distribution centers in Hong Kong, South Korea, Taiwan, The People’s Republic of China and the Philippines.

Bananas are also grown on 800 acres of leased land in Australia.

Additionally, we source products from over 1,200 Japanese farmers through independent growing arrangements.

Europe

We maintain our European headquarters in Paris, France and have major regional offices in Antwerp, Belgium, Prague, Czech Republic, Dartford, England, Rungis, France, Hamburg, Germany, Lübeck, Germany, Milan, Italy, Madrid, Spain, Athens, Greece, Helsingborg, Sweden and Cape Town, South Africa, which are leased from third parties.

We operate and own two banana ripening, produce and flower distribution centers in Sweden, three facilities in France, two facilities in Spain, two facilities in Germany, two facilities in England, one facility in Turkey and one facility in Italy. We also operate and lease five banana ripening, produce and flower distribution centers in Sweden, six in France, three in Spain, one in Portugal, four in Italy, one in Belgium, one in Austria, two in Germany, and one in England. We have a minority interest in a French company that owns a majority interest in banana and pineapple plantations in Cameroon, Ghana and the Ivory Coast. We are also the majority owner in a company operating a port terminal and distribution facility in Livorno, Italy.

In addition, we wholly-own Saba Fresh Cuts AB, which owns and operates a state-of-the-art, ready-to-eat salad and vegetable plant in Helsingborg, Sweden.

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

Currently there are 444 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP, seeking enforcement of Nicaraguan judgments, or seeking to bar Dole’s efforts to resolve DBCP claims in Nicaragua. Twenty-two of these lawsuits are currently pending in various jurisdictions in the United States. Of the 22 U.S. lawsuits, nine have been brought by foreign workers who allege exposure to DBCP in countries where Dole did not have operations during the relevant time period. One case pending in Los Angeles Superior Court with 12 Nicaraguan plaintiffs initially resulted in verdicts which totaled approximately $5 million in damages against Dole in favor of six of the plaintiffs. As a result of the court’s March 7, 2008 favorable rulings on Dole’s post-verdict motions, the damages against Dole have now been reduced to $1.58 million in total compensatory awards to four of the plaintiffs; and the court granted Dole’s motion for a new trial as to the claims of one of the plaintiffs. Judgment is expected to be entered on March 31, 2008. The remaining cases are pending in Latin America and the Philippines, including 212 labor cases pending in Costa Rica under that country’s national insurance program. Claimed damages in DBCP cases worldwide total approximately $42.3 billion, with lawsuits in Nicaragua representing approximately 85% of this amount. In almost all of the non-labor cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against the Company.

In Nicaragua, 189 cases are currently filed in various courts throughout the country, with all but one of the lawsuits brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional.

Twenty-four cases have resulted in judgments in Nicaragua: $489.4 million (nine cases consolidated with 468 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; $64.8 million (one case with 86 claimants) on June 15, 2004; $27.7 million (one case with 39 claimants) on March 17, 2005; $98.5 million (one case with 150 claimants) on August 8, 2005; $46.4 million (one case with 62 claimants) on August 20, 2005; $809 million (six cases consolidated with 1,248 claimants) on December 1, 2006; and $38.4 million (one case with 192 claimants) on November 14, 2007. The Company has appealed all judgments, with the Company’s appeal of the August 8, 2005 $98.5 million judgment and of the December 1, 2006 $809 million judgment currently pending before the Nicaragua Court of Appeal.

There are 26 active cases currently pending in civil courts in Managua (15), Chinandega (10) and Puerto Cabezas (1), all of which have been brought under Law 364 except for one of the cases pending in Chinandega. In the 25 active cases under Law 364, except for six cases in Chinandega and five cases in Managua, where the Company has not yet been ordered to answer, the Company has sought to have the cases returned to the United States pursuant to Law 364. A Chinandega court in one case has ordered the plaintiffs to respond to our request. In the other 2 active cases under Law 364 pending there, the Chinandega courts have denied the Company’s requests; and the court in Puerto Cabezas has denied the Company’s request in the one case there. The Company’s requests in ten of the cases in Managua are still pending; and the Company expects to make similar requests in the remaining five cases at the appropriate time. The Company has appealed the decision of the court in Puerto Cabezas and the 2 decisions of the courts in Chinandega.

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

Claimants have also indicated their intent to seek enforcement of the Nicaraguan judgments in Colombia, Ecuador, Venezuela and other countries in Latin America and elsewhere, including the United States. There is one case pending in Federal District Court in Miami, Florida seeking enforcement of the August 8, 2005 $98.5 million Nicaraguan judgment. In Venezuela, the claimants have attempted to enforce five of the Nicaraguan judgments in that country’s Supreme Court: $489.4 million (December 11, 2002); $82.9 million (February 25, 2004); $15.7 million (May 25, 2004); $56.5 million (June 14, 2004); and $64.8 million (June 15, 2004). These cases are currently inactive. An action filed to enforce the $27.7 million Nicaraguan judgment (March 17, 2005) in the Colombian Supreme Court was dismissed. In Ecuador, the claimants attempted to enforce the five Nicaraguan judgments issued between February 25, 2004 through June 15, 2004 in the Ecuador Supreme Court. The First, Second and Third Chambers of the Ecuador Supreme Court issued rulings refusing to consider those enforcement actions on the ground that the Supreme Court was not a court of competent jurisdiction for enforcement of a foreign judgment. The plaintiffs subsequently refiled those five enforcement actions in the civil court in Guayaquil, Ecuador. Two of these subsequently filed enforcement actions have been dismissed by the 3rd Civil Court — $15.7 million (May 25, 2004) — and the 12th Civil Court — $56.5 million (June 14, 2004) — in Guayaquil; plaintiffs have sought reconsideration of those dismissals. The remaining three enforcement actions are still pending.

The Company believes that none of the Nicaraguan judgments will be enforceable against any Dole entity in the U.S. or in any other country, because Nicaragua’s Law 364 is unconstitutional and violates international principles of due process. Among other things, Law 364 is an improper “special law” directed at particular parties; it requires defendants to pay large, non-refundable deposits in order to even participate in the litigation; it provides a severely truncated procedural process; it establishes an irrebuttable presumption of causation that is contrary to the evidence and scientific data; and it sets unreasonable minimum damages that must be awarded in every case.

On October 23, 2006, Dole announced that Standard Fruit de Honduras, S.A. reached an agreement with the Government of Honduras and representatives of Honduran banana workers. This agreement establishes a Worker Program that is intended by the parties to resolve in a fair and equitable manner the claims of male banana workers alleging sterility as a result of exposure to the agricultural chemical DBCP. The Honduran Worker Program will not have a material effect on Dole’s financial condition or results of operations. The official start of the Honduran Worker Program was announced on January 8, 2007. On August 15, 2007, Shell Oil Company was included in the Worker Program.

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

European Union Antitrust Inquiry and U.S. Class Action Lawsuits:  On July 25, 2007, the Company was informed that the European Commission (“EC”) had adopted a Statement of Objections against the Company, and other unrelated banana companies, alleging violations of the European competition (antitrust) laws by the banana companies within the European Economic Area (EEA). This Statement of Objections follows searches carried out by the European Commission in June 2005 at certain banana importers and distributors, including two of the Company’s offices. Recently, on November 28 and 29, 2007, the EC conducted searches of certain of the Company’s offices in Italy and Spain, as well of other companies’ offices located in these countries.

A Statement of Objections is a procedural step in the EC’s antitrust investigation, in which the EC communicates its preliminary view with respect to a possible infringement of European competition laws. The EC will review Dole’s written and oral responses to the Statement of Objections in order to determine whether to issue a final Decision. Any Decision (including any fines that may be assessed under the Decision) will be subject to appeal to the European Court of First Instance and the European Court of Justice. The Company continues to cooperate with the EC in order to provide the Commission with a full and transparent understanding of the banana market. Although no assurances can be given concerning the course or outcome of the EC investigation, the Company believes that it has not violated the European competition laws.

Following the public announcement of the EC searches, a number of class action lawsuits were filed against the Company and three competitors in the U.S. District Court for the Southern District of Florida. The lawsuits were filed on behalf of entities that directly or indirectly purchased bananas from the defendants and were consolidated into two separate putative class action lawsuits: one by direct purchasers (customers); and another by indirect purchasers (those who purchased bananas from customers). On June 26, 2007, Dole entered into settlement agreements resolving these putative consolidated class action lawsuits filed by the direct purchasers and indirect purchasers. The Court entered final judgment orders approving the settlement agreements on November 21, 2007. The direct purchaser settlement is now completed. The indirect purchaser agreement is currently under appeal by a single party. The Company did not admit any wrongdoing in these settlements and continues to believe they were totally without merit; however, the Company elected to settle these lawsuits to bring a final conclusion to this litigation, which had been ongoing since 2005. Neither settlement will have a material adverse effect on the Company’s financial condition or results of operations.

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

Spinach E. coli Outbreak:  On September 15, 2006, Natural Selection Foods LLC recalled all packaged fresh spinach that Natural Selection Foods produced and packaged with Best-If-Used-By dates from August 17 through October 1, 2006, because of reports of illness due to E. coli O157:H7 following consumption of packaged fresh spinach produced by Natural Selection Foods. These packages were sold under 28 different brand names, only one of which was ours. At that time, Natural Selection Foods produced and packaged all of our spinach items. On September 15, 2006, Dole announced that it supported the voluntary recall issued by Natural Selection Foods. Dole has no ownership or other economic interest in Natural Selection Foods.

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

To date, 204 cases of illness due to E. coli O157:H7 infection have been reported to the Centers for Disease Control and Prevention (203 in 26 states and one in Canada) including 31 cases involving a type of kidney failure called Hemolytic Uremic Syndrome (HUS), 104 hospitalizations, and three deaths. Dole expects that the vast majority of the spinach E. coli O157:H7 claims will be handled outside the formal litigation process. Since Natural Selection Foods, not Dole, produced and packaged the implicated spinach products, Dole has tendered the defense of these and other claims to Natural Selection Foods and its insurance carriers and has sought indemnity from Natural Selection Foods, based on the provisions of the contract between Dole and Natural Selection Foods. The company (and its insurance carriers) that grew the implicated spinach for Natural Selection Foods is involved in the resolution of the E. coli O157:H7 claims. Dole expects that the spinach E. coli O157:H7 matter will not have a material adverse effect on Dole’s financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal quarter ended December 29, 2007.

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

Item 6.	Selected Financial Data

	Year	Year	Year	Year	Three Quarters	Quarter
	Ended	Ended	Ended	Ended	Ended	Ended
	December 29,	December 30,	December 31,	January 1,	January 3,	March 22,
	2007	2006	2005	2005	2004	2003
	Successor	Successor	Successor	Successor	Successor	Predecessor
	(In millions)

Summary of Operations
Revenues, net	$6,931	$6,151	$5,809	$5,263	$3,664	$1,066
Cost of products sold	(6,308)	(5,618)	(5,125)	(4,531)	(3,177)	(888)

Gross margin	623	533	684	732	487	178
Selling, marketing and general and administrative expenses	(493)	(454)	(460)	(422)	(320)	(89)

Operating income	130	79	224	310	167	89
Interest expense — net	(187)	(168)	(137)	(148)	(120)	(17)
Other income (expense) — net	2	15	(5)	(9)	(18)	—

Income (loss) from continuing operations before income taxes, minority interests and equity earnings	(55)	(74)	82	153	29	72
Income taxes	(1)	(18)	(44)	(24)	(7)	(13)
Minority interests, net of income taxes	(3)	(3)	(3)	(7)	(4)	(1)
Equity in earnings of unconsolidated subsidiaries	1	—	6	10	6	3

Income (loss) from continuing operations	(58)	(95)	41	132	24	61
Income (loss) from discontinued operations, net of income taxes	—	2	3	3	(1)	—
Gain on disposal of discontinued operations, net of income taxes	—	3	—	—	—	—

Net income (loss)	$(58)	$(90)	$44	$135	$23	$61

Balance Sheet and Other Information
Working capital	$694	$688	$538	$425	$283	$—
Total assets	4,643	4,612	4,413	4,327	3,990	—
Long-term debt	2,316	2,316	2,001	1,837	1,804	—
Total debt	2,411	2,364	2,027	1,869	1,851	—
Total shareholders’ equity	325	341	623	685	463	—
Cash dividends	—	164	77	20	—	8
Capital additions	107	119	146	102	102	4
Depreciation and amortization	156	149	150	145	107	25

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

Discontinued operations for the periods presented relate to the reclassification of the Company’s North American citrus and pistachio operations to assets held-for-sale during 2007, the sale of the Company’s Pacific Coast Truck operations during 2006 and the resolution during 2005 of a contingency related to the 2001 disposition of the Company’s interest in Cerveceria Hondureña, S.A.

The Company adopted Financial Accounting Standards Board Staff Position AUG AIR-1, Accounting For Planned Major Maintenance Activities (“FSP”) at the beginning of its fiscal 2007 year. The FSP required retrospective application for all financial statement periods presented. As a result, for all periods presented, the consolidating statements of operations and balance sheets have been restated. The Company had been accruing for planned major maintenance activities associated with its vessel fleet under the accrue-in-advance method. The Company adopted the deferral method of accounting for planned major maintenance activities associated with its vessel fleet.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

2007 Overview

For the year ended December 29, 2007, Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) achieved record revenues of $6.9 billion, reflecting growth of 13% compared to the prior year. Higher sales were reported in the Company’s fresh fruit and packaged foods operating segments. The Company earned operating income of $130 million in 2007, compared to $79 million earned in 2006. A net loss of $58 million was reported for 2007 compared to a net loss of $90 million in 2006.

Revenue growth was fueled by strong banana sales worldwide and higher sales volumes in the European ripening and distribution operations due in part to the October 2006 acquisition of the remaining 65% ownership in JP Fruit Distributors Limited (renamed JP Fresh) that the Company did not previously own. In addition, the packaged foods segment had higher pricing and volumes in its North America and European businesses. Operating income increased as a result of improved pricing in the Company’s worldwide banana operations and the absence of $42 million of restructuring costs incurred during 2006 in the Company’s fresh-cut flowers and European ripening and distribution operations. These improvements were partially offset by higher costs in both the Company’s packaged salads operations and packaged foods segment. Unfavorable foreign currency exchange movements, primarily in Dole’s international sourcing locations also impacted operating income.

Higher commodity costs, primarily fuel and containerboard, continued to adversely impact operations. Throughout 2007, 2006 and 2005, the Company experienced significant cost increases in many of the commodities it uses in production, including tinplate, resin and other agricultural chemicals. In addition, significantly higher average fuel prices resulted in additional shipping and distribution costs. On a year-over-year basis, higher commodity costs impacted operating income by approximately $37 million and $38 million for the years ended December 29, 2007 and December 30, 2006, respectively. In an effort to mitigate the exposure to commodity cost increases, the Company entered into fuel hedging contracts and renegotiated certain commodity supply contracts during the year.

Results of Operations

Selected results of operations for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 were as follows:

	Year Ended	Year Ended	Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
	(In thousands)

Revenues, net	$6,930,965	$6,150,937	$5,808,825
Operating income	130,123	78,952	223,440
Other income (expense), net	9,402	22,341	633
Interest expense	(194,865)	(174,715)	(142,452)
Income taxes	(1,060)	(18,230)	(44,175)
Minority interests, net of income taxes	(3,235)	(3,202)	(2,987)
Equity in earnings of unconsolidated subsidiaries	1,696	177	6,626
Income from discontinued operations, net of income taxes	433	2,236	2,545
Gain on disposal of discontinued operations, net of income taxes	—	2,814	—
Net income (loss)	(57,506)	(89,627)	43,630

Revenues

For the year ended December 29, 2007, revenues increased 13% to $6.9 billion from $6.2 billion in the prior year. Higher worldwide sales of fresh fruit and packaged foods products in North America and Europe drove the increase in revenues during 2007. Higher volumes of bananas and pineapples accounted for approximately $222 million or 28% of the overall revenues increase. Higher revenues in the Company’s European ripening and distribution operations contributed an additional $528 million. This increase in the ripening and distribution business was due to the acquisition of the remaining 65% ownership in JP Fresh in October 2006 as well as higher volumes in the Company’s Swedish, Spanish and Eastern European operations. JP Fresh increased 2007 revenues by approximately $230 million. Higher sales of packaged foods products, primarily for FRUIT BOWLS, fruit in plastic jars, pineapple juice and packaged frozen fruit accounted for approximately $85 million or 11% of the overall revenues increase. Favorable foreign currency exchange movements in the Company’s selling locations also positively impacted revenues by approximately $171 million. These increases were partially offset by a reduction in fresh vegetables sales due to lower volumes of commodity vegetables sold in North America and Asia. In addition, the Company’s fresh-cut flowers business reported overall lower sales volumes due primarily to the changes in the customer base and product offerings attributable to the implementation of the 2006 restructuring plan.

For the year ended December 30, 2006, revenues increased 6% to $6.2 billion from $5.8 billion in the prior year. Significant revenue drivers during 2006 were the higher worldwide sales of fresh fruit as well as higher sales of packaged foods products. Higher volumes of bananas and pineapples accounted for approximately $126 million or 37% of the overall revenues increase. The Company’s European ripening and distribution operations also had higher revenues as a result of the October 2006 acquisition of JP Fresh. The acquisition generated revenues of approximately $69 million during the fourth quarter of 2006. Fresh fruit revenues also benefited from higher volumes of deciduous products sold in North America. Higher sales of packaged foods products, primarily for FRUIT BOWLS, canned pineapple and fruit parfaits also increased revenues by $84 million. Fresh vegetables sales remained flat as additional sales of commodity vegetables were offset by a decrease in volumes of packaged salads. The Company’s fresh-cut flowers business reported overall lower sales volumes due primarily to the impact of the implementation of the third quarter 2006 restructuring, partially offset by higher sales volumes at Valentine’s Day and overall higher pricing in 2006. Net changes in foreign currency exchange rates versus the U.S. dollar did not have a significant impact on consolidated revenues during 2006.

Operating Income

For the year ended December 29, 2007, operating income was $130.1 million compared with $79 million in 2006. The increase was primarily attributable to improved operating results in the Company’s banana operations worldwide which benefited from stronger pricing and higher volumes. In addition, operating income improved in the European ripening and distribution business and the fresh-cut flowers segment due to the absence of restructuring costs of $12.8 million and $29 million, respectively. These improvements were partially offset by lower earnings in the Company’s packaged salads business and packaged foods segment primarily due to higher product costs. Packaged salads operating results were impacted by higher manufacturing costs due in part to the opening of a new plant in North Carolina. Packaged foods operating income was lower due to higher product costs resulting from higher third party purchased fruit costs in Thailand and higher commodity costs. Unfavorable foreign currency exchange movements, principally in Thailand and in the Philippines, also increased sourcing costs. In addition, all of the Company’s reporting segments were impacted by higher product, distribution and shipping costs, due to higher commodity costs. If foreign currency exchange rates in the Company’s significant foreign operations during 2007 had remained unchanged from those experienced in 2006, the Company estimates that its operating income would have been higher by approximately $15 million, excluding the impact of hedging. The $15 million is primarily related to exchange rate movements throughout the Company’s sourcing locations. Operating income in 2007 also included realized foreign currency transaction gains of $7 million and foreign currency hedge losses of $6 million. The Company also settled early its Philippine peso and Colombian peso hedges, which generated gains of $13 million.

For the year ended December 30, 2006, operating income was $79 million compared with $223.4 million in 2005. The decrease was primarily attributable to lower operating results from the Company’s European banana operations, fresh-cut flowers and packaged salads businesses. These decreases were partially offset by higher worldwide pineapple earnings, higher sales volumes and pricing in the packaged foods business and higher pricing in the North America commodity vegetables operations. The European banana operations were impacted by higher purchased fruit costs and distribution costs, due mainly to the European Union’s (“EU”) new import tariff-only system, which became effective January 1, 2006. The Company’s fresh-cut flowers business incurred $29 million of charges associated with the closing of its operations in Ecuador, the closing and downsizing of farms in Colombia, and the impairment of long-lived assets, trade names and inventory. In addition, all of the Company’s reporting segments were impacted by higher product, distribution and shipping costs, due to higher commodity costs. Unfavorable foreign currency exchange movements also impacted operating results. If foreign currency exchange rates in the Company’s significant foreign operations during 2006 had remained unchanged from those experienced in 2005, the Company estimates that its operating income would have been higher by approximately $28 million, excluding the impacts of hedging. The $28 million is primarily related to exchange rate movements in the Company’s sourcing locations. Operating income in 2006 included realized foreign currency transaction gains of $4 million. Foreign currency hedges did not have a significant impact on consolidated operating income during 2006.

Interest Income and Other Income (Expense), Net

For the year ended December 29, 2007, interest income increased slightly to $7.6 million from $7.2 million in 2006. The slight increase in interest income was primarily related to higher levels of cash at JP Fresh during 2007.

For the year ended December 30, 2006, interest income increased to $7.2 million from $6 million in 2005. The increase was primarily due to interest income earned during the second quarter of 2006 related to the timing of the borrowings and repayment of the senior secured credit facilities in connection with the April 2006 debt refinancing.

Other income (expense), net decreased to income of $1.8 million in 2007 from income of $15.2 million in 2006. The decrease was due to a reduction in the gain generated on the Company’s cross currency swap of $22.7 million, partially offset by a reduction in the foreign currency exchange loss on the Company’s British pound sterling capital lease vessel obligation (“vessel obligation”) of $9.2 million.

Other income (expense), net improved to income of $15.2 million in 2006 from expense of $5.4 million in 2005. The improvement was due to a decrease in debt-related expenses of $35.7 million when comparing the April 2006 debt refinancing to the April 2005 refinancing and bond tender transactions. In addition, the Company recorded a gain of $24.8 million on its cross currency swap and $6.5 million on the settlement of its interest rate swap in April 2006. These increases were partially offset by lower unrealized foreign currency exchange gains in 2006 versus 2005. In 2006, the Company recorded $1.5 million of foreign currency exchange gains due to the repayment of the Japanese yen denominated term loan (“Yen loan”) compared to $27.1 million of gains in 2005. In addition, the vessel obligation generated foreign currency exchange losses of $10.6 million in 2006 compared to foreign currency exchange gains of $9.5 million in 2005.

Interest Expense

Interest expense for the year ended December 29, 2007 was $194.9 million compared to $174.7 million in 2006. The increase was primarily related to higher levels of borrowings during 2007 on the Company’s term loan facilities and the asset based revolving credit facility.

Interest expense for the year ended December 30, 2006 was $174.7 million compared to $142.5 million in 2005. The increase was primarily related to higher levels of borrowings and higher effective market-based borrowing rates on the Company’s term loan facilities.

Income Taxes

The Company recorded $1.1 million of income tax expense on $55.3 million of pretax losses from continuing operations for the year ended December 29, 2007, reflecting a (1.9%) effective income tax rate for the year. Income tax expense decreased $17.1 million from $18.2 million in 2006 primarily due to a shift in the mix of earnings in foreign jurisdictions taxed at a lower rate than in the U.S. The effective tax rate in 2006 was (24.8%). The Company’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions. For 2007, the Company’s income tax provision differs from the U.S. federal statutory rate applied to the Company’s pretax losses due to operations in foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate offset by the accrual for uncertain tax positions.

Income tax expense for the year ended December 30, 2006 increased $11.8 million from $6.4 million in 2005, after excluding the impact of the repatriation of certain foreign earnings of $37.8 million during 2005. The change in the effective income tax rate in 2006 from the 2005 rate of 7.8% is principally due to non-U.S. taxable earnings from operations decreasing by a larger relative percentage than the associated taxes, including the impact of the accrual for certain tax-related contingencies required to be provided on such earnings. For 2006 and 2005, the Company’s income tax provision differs from the U.S. federal statutory rate applied to the Company’s pretax income (loss) due to operations in foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate offset by the accrual for uncertain tax positions.

During October 2004, the American Jobs Creation Act of 2004 was signed into law, adding Section 965 to the Internal Revenue Code. Section 965 provided a special one-time deduction of 85% of certain foreign earnings that were repatriated under a domestic reinvestment plan, as defined therein. The effective federal tax rate on any qualified foreign earnings repatriated under Section 965 was 5.25%. Taxpayers could elect to apply this provision to a qualified earnings repatriation made during calendar year 2005. During the second quarter of 2005, the Company repatriated $570 million of earnings from its foreign subsidiaries, of which approximately $489 million qualified for the 85% dividends received deduction under Section 965. A tax provision of approximately $37.8 million for the repatriation of certain foreign earnings was recorded as income tax for the year ended December 31, 2005.

For 2007, 2006 and 2005, other than the taxes provided on the $570 million of repatriated foreign earnings, no U.S. taxes were provided on unremitted foreign earnings from operations because such earnings are intended to be indefinitely invested outside the U.S.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries for the year ended December 29, 2007 increased to $1.7 million from $0.2 million in 2006. The increase was primarily related to higher earnings generated by one of the Company’s European investments.

Equity in earnings of unconsolidated subsidiaries for the year ended December 30, 2006 decreased to $0.2 million from $6.6 million in 2005. The decrease was primarily related to lower earnings generated by one of the Company’s European investments.

Discontinued Operations

During the fourth quarter of 2007, the Company committed to a formal plan to divest its citrus and pistachio operations (“Citrus”) located in central California. The Company concluded that this business met the definition of a discontinued operation as defined in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). The Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements reflect the Citrus business as a discontinued operation.

During the fourth quarter of 2006, the Company sold all of the assets and substantially all of the liabilities associated with its Pacific Coast Truck operations (“Pac Truck”) for $20.7 million. The Pac Truck business consisted of a full service truck dealership that provided medium and heavy-duty trucks to customers in the Pacific Northwest region. The Company received net proceeds of $15.3 million from the sale after the assumption of $5.4 million of debt, realizing a gain of approximately $2.8 million, net of income taxes of $2 million. For 2006 and 2005, the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements reflect the Pac Truck business as a discontinued operation.

Segment Results of Operations

The Company has four reportable operating segments: fresh fruit, fresh vegetables, packaged foods and fresh-cut flowers. These reportable segments are managed separately due to differences in their products, production processes, distribution channels and customer bases.

The Company’s management evaluates and monitors segment performance primarily through earnings before interest expense and income taxes (“EBIT”). EBIT is calculated by adding interest expense and income taxes to income (loss) from continuing operations. Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to the Company as a whole. EBIT is not defined under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered in isolation or as a substitute for net income measures prepared in accordance with GAAP or as a measure of the Company’s profitability. Additionally, the Company’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate EBIT in the same fashion.

In the tables below, revenues from external customers and EBIT reflect only the results from continuing operations.

	2007	2006	2005
	(In thousands)

Revenues from external customers
Fresh fruit	$4,736,902	$3,968,963	$3,699,060
Fresh vegetables	1,059,401	1,082,416	1,083,227
Packaged foods	1,023,257	938,336	854,230
Fresh-cut flowers	110,153	160,074	171,259
Corporate	1,252	1,148	1,049

	$6,930,965	$6,150,937	$5,808,825

EBIT
Fresh fruit	$170,598	$103,891	$204,234
Fresh vegetables	(21,725)	(7,301)	11,375
Packaged foods	78,492	91,392	87,495
Fresh-cut flowers	(19,132)	(57,001)	(5,094)

Total operating segments	208,233	130,981	298,010
Corporate	(70,247)	(32,713)	(70,298)
Interest expense	(194,865)	(174,715)	(142,452)
Income taxes	(1,060)	(18,230)	(44,175)

Income (loss) from continuing operations, net of income taxes	$(57,939)	$(94,677)	$41,085

2007 Compared with 2006

Fresh Fruit:  Fresh fruit revenues in 2007 increased 19% to $4.7 billion from $4 billion in 2006. The increase in fresh fruit revenues was primarily driven by higher worldwide sales of bananas and higher sales in the European ripening and distribution operation. Banana sales increased approximately $200 million due to improved volumes and higher pricing worldwide. European ripening and distribution sales were $528 million higher as result of increased volumes in Sweden, Spain and Eastern Europe as well as the October 2006 acquisition of the remaining 65% interest in JP Fresh, an importer and distributor of fresh produce in the United Kingdom. In addition, revenues benefited from higher sales of fresh pineapples in North America and Asia. The increase in fresh pineapple sales resulted from improved pricing worldwide and higher volumes sold in North America and Asia. Favorable foreign currency exchange movements in the Company’s foreign selling locations, primarily from the euro and Swedish krona, benefited revenues by approximately $163 million.

Fresh fruit EBIT increased 64% to $170.6 million in 2007 from $103.9 million in 2006. EBIT increased due to improved banana earnings and the absence of restructuring costs recorded by Saba Trading AB (“Saba”) during 2006. Higher earnings in the Company’s banana operations were attributable to higher sales worldwide, which were partially offset by higher purchased fruit costs. EBIT also benefited by $9.1 million due to the final settlement of Company’s property insurance claim associated with Hurricane Katrina. These increases were partially offset by lower fresh pineapples earnings due mainly to higher product, shipping and distribution costs and a $3.8 million impairment charge for farm assets in the Chilean deciduous fruit operations. If foreign currency exchanges rates, primarily in the Company’s fresh fruit foreign sourcing locations, during 2007 had remained unchanged from those experienced in 2006, the Company estimates that fresh fruit EBIT would have been lower by approximately $16 million, excluding the impacts of hedging. Fresh fruit EBIT in 2007 included foreign currency hedge losses of $6 million, unrealized foreign currency exchange losses related to the vessel obligation of $1 million and realized foreign currency transaction gains of $7 million. In addition, fresh fruit EBIT benefited from fuel hedge gains of $5 million and $2 million related to the early settlement of Colombian peso hedges.

Fresh Vegetables:  Fresh vegetables revenues for 2007 decreased 2% to $1.06 billion from $1.08 billion. The decrease in revenues was primarily due to lower volumes sold in the North America and Asia commodity vegetables businesses, primarily for berries, lettuce, broccoli and asparagus, as well as lower surcharges in North America. These decreases were partially offset by improved pricing for commodity vegetables in both North America and Asia. In the packaged salads business, revenues were relatively unchanged as improved pricing was offset by lower volumes during the first half of 2007. Additional costs were incurred as a result of increased promotional activity, which were recorded as a reduction to revenues during 2007. Consumer demand in the packaged salads business experienced higher volumes in the later half of 2007 as the packaged salads category began to recover from the third quarter 2006 E. coli incident discussed later in this document. In an effort to increase demand in the packaged salads category, the Company continues to offer incentives to its customers and consumers.

Fresh vegetables EBIT for 2007 was a loss of $21.7 million compared to a loss of $7.3 million in 2006. The decrease in EBIT was primarily due to higher manufacturing costs and general and administrative expenses in the packaged salads business due in part to the new salad plant in North Carolina. These decreases were partially offset by higher margins generated in the North America commodity vegetables business due to higher pricing for lettuce and celery.

Packaged Foods:  Packaged foods revenues for 2007 increased 9% to $1 billion from $938.3 million in 2006. The increase in revenues was primarily due to higher pricing and volumes of FRUIT BOWLS, fruit in plastic jars and packaged frozen food products, and higher volumes of canned juice sold in North America. Revenues also grew in Europe due to higher pricing and volumes of canned solid pineapple, higher pricing of FRUIT BOWLS and higher sales volumes of concentrate. Revenues in Asia were lower due primarily to the disposition of a small distribution company in the Philippines during the fourth quarter of 2006.

Packaged foods EBIT in 2007 decreased to $78.5 million from $91.4 million in 2006. EBIT was impacted by higher product costs in both North America and Europe, which were driven by unfavorable foreign currency exchange rates in Thailand and the Philippines, where product is sourced. EBIT in Asia was impacted by lower sales and higher product costs. If foreign currency exchanges rates, in packaged foods sourcing locations, during 2007 had remained unchanged from those experienced in 2006, the Company estimates that packaged foods EBIT would have been higher by approximately $23 million. Packaged foods EBIT in 2007 included realized foreign currency transaction gains of $4 million partially offset by foreign currency hedge losses of $2 million. Packaged foods also settled early its Philippine peso hedges, which generated gains of $8.8 million.

Fresh-cut Flowers:  Fresh-cut flowers revenues in 2007 decreased to $110.2 million from $160.1 million in 2006. The decrease in revenues was due primarily to lower sales volumes related to changes in the customer base and product offerings attributable to the implementation of the 2006 restructuring plan. Volumes were also impacted by lower productivity yields due to adverse weather conditions that were experienced in Colombia, where product is sourced. Beginning in July 2007, revenues were further impacted by a significant customer reducing its floral purchases from the industry. These factors were partially offset by higher pricing.

EBIT in the fresh-cut flowers segment in 2007 improved to a loss of $19.1 million from a loss of $57 million in 2006. EBIT increased primarily due to the absence of restructuring-related and asset impairment charges recorded in 2006 of $29 million. In addition, EBIT benefited from lower shipping expenses due in part to the renegotiation of an airfreight contract. These improvements were partially offset by higher product costs resulting from damage to roses in Colombia caused by adverse weather conditions. If foreign currency exchanges rates, in the fresh-cut flowers sourcing locations, during 2007 had remained unchanged from those experienced in 2006, the Company estimates that fresh-cut flowers EBIT would have been higher by approximately $7 million, excluding the impacts of hedging. Fresh-cut flowers EBIT in 2007 benefited from foreign currency hedge gains of $4 million and $2 million related to the early settlement of Colombian peso hedges.

At December 29, 2007, certain assets related to the fresh-cut flowers business had been reclassified as assets held-for-sale. The Company is currently assessing the fresh-cut flowers business and is evaluating various alternatives which would improve operating results in this business and for the Company.

Corporate:  Corporate EBIT includes general and administrative costs not allocated to the operating segments. Corporate EBIT in 2007 was a loss of $70.2 million compared to a loss of $32.7 million in 2006. EBIT decreased primarily due to a reduction in the gain generated on the Company’s cross currency swap of $22.7 million. In addition, there were higher general and administrative expenses compared to the prior year due primarily to additional legal costs. Corporate EBIT also included realized foreign currency transaction losses of $4 million.

2006 Compared with 2005

Fresh Fruit:  Fresh fruit revenues in 2006 increased 7% to $4 billion from $3.7 billion in 2005. The increase in fresh fruit revenues was primarily driven by higher worldwide sales of bananas and pineapples, higher sales in the European ripening and distribution operations and more Chilean deciduous fruit sold in North America. Higher banana sales resulted from improved volumes worldwide and higher pricing and surcharges for bananas sold in North America. Strong pineapple sales reflected higher sales volumes worldwide. Higher volumes of European bananas was made possible by the EU implementation of a new “tariff only” import fee effective January 1, 2006, which ended volume restrictions on Latin American imported bananas. The increase in sales of European bananas was partially offset by significantly lower pricing of bananas as a result of excess supply brought into the market by non-traditional sellers. European ripening and distribution sales also increased as a result of the October 2006 acquisition of JP Fresh. These factors were partially offset by lower sales volumes as a result of the Company ending a substantial portion of its commercial relationship with a significant customer of Saba.

Fresh fruit EBIT decreased 49% to $103.9 million in 2006 from $204.2 million in 2005. Lower EBIT in the Company’s banana operations was primarily due to higher costs in Europe related to the new tariff system imposed by the EU and significantly lower local banana pricing in Europe. Additionally, EBIT decreased as a result of higher product costs that impacted worldwide banana operations and deciduous fruit sold in North America. EBIT was also impacted by restructuring costs of $12.8 million incurred by Saba. These factors were offset by higher pineapple EBIT due to increased worldwide volumes and lower advertising expenditures in Asia. If foreign currency exchanges rates, primarily in the Company’s fresh fruit foreign sourcing locations, during 2006 had remained unchanged from those experienced in 2005, the Company estimates that fresh fruit EBIT would have been higher by approximately $18 million, excluding the impact of hedging. Fresh fruit EBIT in 2006 included $10.6 million of an unrealized foreign currency exchange loss related to the vessel obligation and realized foreign currency transaction gains of $4 million.

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

On September 15, 2006, Natural Selection Foods LLC recalled all packaged fresh spinach that Natural Selection Foods produced and packaged with Best-If-Used-By dates from August 17 through October 1, 2006, because of reports of illness due to E. coli O157:H7 following consumption of packaged fresh spinach produced by Natural Selection Foods. These packages were sold under 28 different brand names, only one of which was ours. At that time, Natural Selection Foods produced and packaged all of our spinach items. On September 15, 2006, Dole announced that it supported the voluntary recall issued by Natural Selection Foods. Dole has no ownership or other economic interest in Natural Selection Foods. Since the recall, 2006 sales in the packaged salad category dropped by approximately 10%. This recall itself did not have a significant impact on the Company’s consolidated results of operations for the year ended December 30, 2006.

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

Packaged foods EBIT in 2006 increased 4% to $91.4 million from $87.5 million in 2005. The increase in EBIT was primarily due to higher sales in North America related to FRUIT BOWLS, canned solid pineapple and juice, fruit parfaits, fruit in plastic jars and packaged frozen food products, partially offset by higher product and distribution costs in all markets. If foreign currency exchange rates, in the packaged foods sourcing locations, during 2006 had remained unchanged from those experienced in 2005, the Company estimates that packaged foods EBIT would have been higher by approximately $11 million.

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

Liquidity and Capital Resources

CASH REQUIREMENTS:

The following tables summarize the Company’s contractual obligations and commitments at December 29, 2007:

	Payments Due by Period
	Less Than			After
	1 Year	1-2 Years	3-4 Years	4 Years	Total
	(In thousands)

Contractual obligations:
Fixed rate debt	$—	$750,000	$200,000	$155,000	$1,105,000
Variable rate debt	9,810	20,192	195,802	913,616	1,139,420
Notes payable	81,018	—	—	—	81,018
Capital lease obligations	4,361	7,755	7,806	66,037	85,959
Non-cancelable operating lease commitments	122,728	150,678	86,107	102,695	462,208
Purchase obligations	752,058	785,373	322,741	73,578	1,933,750
Minimum required pension funding	22,738	48,696	45,073	83,882	200,389
Postretirement benefit payments	5,782	11,769	11,707	26,753	56,011
Interest payments on fixed and variable rate debt	166,205	262,259	155,050	56,734	640,248

Total contractual cash obligations	$1,164,700	$2,036,722	$1,024,286	$1,478,295	$5,704,003

Long-Term Debt:  Details of amounts included in long-term debt can be found in Note 11 of the Consolidated Financial Statements. The table assumes that long-term debt is held to maturity. The variable rate maturities include amounts payable under the Company’s senior secured credit facilities.

The Company has $350 million of unsecured senior notes maturing May 1, 2009. The Company is currently evaluating its available options to refinance the notes.

Capital Lease Obligations:  The Company’s capital lease obligations include $83.4 million related to two vessel leases. The obligations under these leases, which continue through 2024, are denominated in British pound sterling. The lease payment commitments are presented in U.S. dollars at the exchange rate in effect on December 29, 2007 and therefore will change as foreign currency exchange rates fluctuate.

Operating Lease Commitments:  The Company has obligations under cancelable and non-cancelable operating leases, primarily for land, as well as for certain equipment and office facilities. The leased assets are used in the Company’s operations where leasing offers advantages of operating flexibility and is less expensive than alternate types of funding. A significant portion of the Company’s operating lease payments are fixed. Lease payments are charged to operations, primarily through cost of products sold. Total rental expense, including rent related to cancelable and non-cancelable leases, was $169.2 million, $153 million and $130 million (net of sublease income of $16.6 million, $16.4 million and $15.9 million) for 2007, 2006 and 2005, respectively.

The Company modified the terms of its corporate aircraft lease agreement during 2007. The modification primarily extended the lease period from 2010 to 2018. The Company’s corporate aircraft lease agreement includes a residual value guarantee of up to $4.8 million at the termination of the lease in 2018. The Company does not currently anticipate any future payments related to this residual value guarantee.

Purchase Obligations:  In order to secure sufficient product to meet demand and to supplement the Company’s own production, the Company enters into non-cancelable agreements with independent growers, primarily in Latin America, to purchase substantially all of their production subject to market demand and product quality as well as with food manufacturers. Prices under these agreements are generally fixed and contract terms range from one to sixteen years. Total purchases under these agreements were $564.5 million, $474.5 million and $433.4 million for 2007, 2006 and 2005, respectively.

In order to ensure a steady supply of packing supplies and to maximize volume incentive rebates, the Company enters into contracts with certain suppliers for the purchase of packing supplies, as defined in the respective agreements, over periods of up to three years. Purchases under these contracts for 2007, 2006 and 2005 were approximately $272.7 million, $207.6 million and $227.3 million, respectively.

The Company also has an airfreight contract with a company to transport product from Latin America to the United States. Payments under this contract were $17.6 million $22.4 million and $18.9 million for 2007, 2006 and 2005, respectively. The contract expires in 2011.

Interest payments on fixed and variable rate debt:  Commitments for interest expense on debt, including capital lease obligations, were determined based on anticipated annual average debt balances, after factoring in mandatory debt repayments. Interest expense on variable-rate debt has been based on the prevailing interest rates at December 29, 2007. For the secured term loan facilities, interest payment reflects the impact of both the interest rate swap and cross currency swap. No interest payments were calculated on the notes payable due to the short term nature of these instruments. The unsecured notes and debentures as well as the secured term loans and revolving credit facility mature at various times between 2009 and 2013. The Company did not calculate future interest payments on these obligations after their maturity.

Other Obligations and Commitments:  The Company has obligations with respect to its pension and other postretirement benefit (“OPRB”) plans (Note 12 to the Consolidated Financial Statements). During 2007, the Company contributed $6.6 million to its qualified U.S. pension plan, which included voluntary contributions above the minimum requirements for the plan. The Company expects to make contributions of $8 million to its U.S. qualified plan during 2008. The Company also has nonqualified U.S. and international pension and OPRB plans. During 2007, the Company made payments of $18.7 million related to these pension and OPRB plans. The Company expects to make payments related to its other U.S. and foreign pension and OPRB plans of $20.5 million in 2008. The table includes pension and other postretirement payments through 2018, as is disclosed in Note 12 to the Consolidated Financial Statements.

The Company has numerous collective bargaining agreements with various unions covering approximately 33% of the Company’s hourly full-time and seasonal employees. Of the unionized employees, 35% are covered under a collective bargaining agreement that will expire within one year and the remaining 65% are covered under collective bargaining agreements expiring beyond the upcoming year. These agreements are subject to periodic negotiation and renewal. Failure to renew any of these collective bargaining agreements may result in a strike or work stoppage; however management does not expect that the outcome of these negotiations and renewals will have a material adverse impact on the Company’s financial condition or results of operations.

The Company had approximately $269 million of total gross unrecognized tax benefits based on Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”). The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be reasonably estimated. We do not expect a significant tax payment related to these obligations within the next year.

SOURCES AND USES OF CASH:

	2007	2006	2005
	(In thousands)

Cash flow provided by (used in):
Operating activities	$46,322	$15,921	$72,589
Investing activities	(61,383)	(117,000)	(164,323)
Financing activities	16,045	142,832	69,937
Foreign currency impact	3,663	1,849	(8,608)

Increase (decrease) in cash	$4,647	$43,602	$(30,405)

Operating Activities:  The primary drivers of the Company’s operating cash flows are operating earnings, adjusted for cash generated from or used in net working capital, interest paid and taxes paid or refunded. The Company defines net working capital as the sum of receivables, inventories, prepaid expenses and other current assets less accounts payable and accrued liabilities. Factors that impact the Company’s operating earnings that do not impact cash flows include depreciation and amortization, gains and losses on the sale and write-off of assets, pension and other postretirement benefit expense, minority interests, equity earnings and unrealized foreign currency exchange gains or losses.

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

Cash flows provided by operating activities were $46.3 million in 2007 compared to cash flows provided by operating activities of $15.9 million in the prior year. The increase was primarily due to a lower net loss during 2007 and higher levels of accounts payable partially offset by higher levels of accounts receivable and an increase in the investment in inventory. Higher accounts payable was attributable to the timing of payments to suppliers and growers and additional inventory-related purchases. The increase in inventory was driven mainly by a build up in finished goods inventory in the packaged foods segment in anticipation of 2008 sales and the impact of higher product costs. In addition, there were higher crop growing costs in the fresh fruit segment due to the timing of plantings. Cash flows provided by operations in 2006 were $15.9 million compared to cash flows provided by operating activities of $72.6 million in 2005. The decrease was primarily due to the net loss in 2006 and lower levels of accounts payable partially offset by lower levels of inventory. The decrease in accounts payable was attributable to the timing of payments to suppliers and growers. The reduction in inventory was driven mainly by lower inventory requirements in the packaged foods segment.

Investing Activities:  Cash flows used in investing activities decreased to $61.4 million in 2007 from $117 million in the prior year. The decrease in cash outflow during 2007 was primarily due to $30.5 million of cash proceeds received on the sale of land parcels in central California by two limited liability companies in which the company is a majority owner, $11 million of cash proceeds received on sales of other assets and lower levels of capital expenditures of $18.2 million. Cash flows used in investing activities in 2006 decreased to $117 million from $164.3 million in 2005. The decrease in cash outflow during 2006 was due to less cash spent on acquisitions, lower capital expenditures of $6.4 million and higher cash proceeds of $12.1 million received from the sales of a business and other assets. In 2006, the Company acquired the remaining 65% of JP Fresh it did not already own for $22.7 million, net of cash acquired, compared to the 2005 acquisition of the minority interest in Saba for $47.1 million.

Financing Activities:  Cash flows provided by financing activities decreased to $16 million in 2007 from $142.8 million in the prior year. The decrease was primarily due to lower current year borrowings, net of repayments of $26.5 million versus 2006 net borrowings of $339.4 million and the absence of an equity contribution of $28.4 million made by Dole Holding Company, LLC, the Company’s immediate parent (“DHC”) during 2006. These items were partially offset by the absence of $163.7 million of dividends paid to DHC during 2006 as well as a net return of capital payment to DHC of $31 million. Cash flows provided by financing activities in 2006 increased to $142.8 million from $69.9 million in 2005. The increase during 2006 was primarily due to higher 2006 net borrowings of $339.4 million compared to 2005 net borrowings of $150 million. This increase was offset by higher dividend payments of $86.4 million and a net return of capital payment of $31 million to DHC during 2006.

At December 29, 2007, the Company had total outstanding long-term borrowings of $2.4 billion, consisting primarily of $1.1 billion of unsecured senior notes and debentures due 2009 through 2013 and $1.2 billion of secured debt (consisting of revolving credit and term loan facilities and capital lease obligations).

Capital Contributions and Return of Capital:  There were no capital contributions or return of capital transactions during 2007.

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

On October 4, 2006, the Company loaned $31 million to DHC, which then dividended the funds to HoldCo for contribution to Westlake Wellbeing Properties, LLC. In connection with this funding, an intercompany loan agreement was entered into between DHC and the Company. DHC has no operations and would need to repay the loan with a dividend from the Company, a contribution from HoldCo, or through a financing transaction. It is currently anticipated that amounts under the intercompany loan agreement will be replaced with dividend proceeds or, the loan will be forgiven in the future. The Company has accounted for the intercompany loan as a distribution of additional paid-in capital.

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

As of December 29, 2007, the ABL revolver borrowing base was $314.6 million and the amount outstanding under the ABL revolver was $176.4 million. After taking into account approximately $4.3 million of outstanding letters of credit issued under the ABL revolver, the Company had approximately $133.9 million available for borrowings as of December 29, 2007. Amounts outstanding under the term loan facilities were $960.4 million at December 29, 2007. In addition, the Company had approximately $91.8 million of letters of credit and bank guarantees outstanding under its pre-funded letter of credit facility at December 29, 2007.

Refer to Note 11 of the Consolidated Financial Statements for additional details of the Company’s outstanding debt.

In addition to amounts available under the revolving credit facility, the Company’s subsidiaries have uncommitted lines of credit of approximately $187.3 million at various local banks, of which $98.5 million was available at December 29, 2007. These lines of credit are used primarily for short-term borrowings, foreign currency exchange settlement and the issuance of letters of credit or bank guarantees. Several of the Company’s uncommitted lines of credit expire in 2008 while others do not have a commitment expiration date. These arrangements may be cancelled at any time by the Company or the banks. The Company’s ability to utilize these lines of credit is limited under the terms of its senior secured credit facilities and bond indentures.

The Company believes that available borrowings under the revolving credit facility and subsidiaries’ uncommitted lines of credit, together with its existing cash balance of $97.1 million at December 29, 2007, future cash flow from operations and access to capital markets will enable it to meet its working capital, capital expenditure, debt maturity and other commitments and funding requirements. Factors impacting the Company’s cash flow from operations include such items as commodity prices, interest rates and foreign currency exchange rates, among other things. These factors are set forth under “Risk Factors” in Item 1A of this Form 10-K and under “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A and elsewhere in this Form 10-K.

GUARANTEES, CONTINGENCIES AND DEBT COVENANTS:

The Company is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to the Company’s operations. At December 29, 2007, guarantees of $3.5 million consisted primarily of amounts advanced under third-party bank agreements to independent growers that supply the Company with product. The Company has not historically experienced any significant losses associated with these guarantees.

The Company issues letters of credit and bank guarantees through its ABL revolver and its pre-funded letter of credit facilities, and, in addition, separately through major banking institutions. The Company also provides insurance company issued bonds. These letters of credit, bank guarantees and insurance company bonds are required by certain regulatory authorities, suppliers and other operating agreements. As of December 29, 2007, total letters of credit, bank guarantees and bonds outstanding under these arrangements were $141 million, of which $4.3 million were issued under Dole’s pre-funded letter of credit facility.

The Company also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. The Company guaranteed $217.1 million of its subsidiaries’ obligations to their suppliers and other third parties as of December 29, 2007.

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

Provisions under the senior secured credit facilities and the indentures to the senior notes and debentures require the Company to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. The Company could borrow approximately an additional $205 million at December 29, 2007 and remain within its covenants. At December 29, 2007, the Company was in compliance with all applicable covenants contained in the indentures and senior secured credit facilities.

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

Grower Advances:  The Company makes advances to third-party growers primarily in Latin America and Asia for various farming needs. Some of these advances are secured with property or other collateral owned by the growers. The Company monitors these receivables on a regular basis and records an allowance for these grower receivables based on estimates of the growers’ ability to repay advances and the fair value of the collateral. These estimates require significant judgment because of the inherent risks and uncertainties underlying the growers’ ability to repay these advances. These factors include weather-related phenomena, government-mandated fruit prices, market responses to industry volume pressures, grower competition, fluctuations in local interest rates, economic crises, security risks in developing countries, political instability, outbreak of plant disease, inconsistent or poor farming practices of growers, and foreign currency fluctuations. The aggregate amounts of grower advances made during fiscal years 2007, 2006 and 2005 were approximately $172.4 million, $156.5 million and $148 million, respectively. Net grower advances receivable were $51.8 million and $39.4 million at December 29, 2007 and December 30, 2006, respectively.

Long-Lived Assets:  The Company’s long-lived assets consist of 1) property, plant and equipment and amortized intangibles and 2) goodwill and indefinite-lived intangible assets.

1) Property, Plant and Equipment and Amortized Intangibles:  The Company depreciates property, plant and equipment and amortizes intangibles principally by the straight-line method over the estimated useful lives of these assets. Estimates of useful lives are based on the nature of the underlying assets as well as the Company’s experience with similar assets and intended use. Estimates of useful lives can differ from actual useful lives due to the inherent uncertainty in making these estimates. This is particularly true for the Company’s significant long-lived assets such as land improvements, buildings, farming machinery and equipment, vessels and customer relationships. Factors such as the conditions in which the assets are used, availability of capital to replace assets, frequency of maintenance, changes in farming techniques and changes to customer relationships can influence the useful lives of these assets. Refer to Notes 9 and 10 of the Consolidated Financial Statements for a summary of useful lives by major asset category and for further details on the Company’s intangible assets, respectively. The Company incurred depreciation expense of approximately $151.1 million, $144.8 million and $137.9 million in 2007, 2006 and 2005, respectively, and amortization expense of approximately $4.5 million, $4.5 million and $11.9 million in fiscal 2007, 2006 and 2005, respectively.

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

Income Taxes:  Deferred income taxes are recognized for the income tax effect of temporary differences between financial statement carrying amounts and the income tax bases of assets and liabilities. The Company’s provision for income taxes is based on domestic and international statutory income tax rates in the jurisdictions in which it operates. The Company regularly reviews its deferred income tax assets to determine whether future taxable income will be sufficient to realize the benefits of these assets. A valuation allowance is provided for deferred income tax assets for which it is deemed more likely than not that future taxable income will not be sufficient to realize the related income tax benefits from these assets. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event it is determined that the Company will not be able to realize its net deferred tax assets in the future, the Company will reduce such amounts through a charge to income in the period such determination is made. Conversely, if it is determined that the Company will be able to realize deferred tax assets in excess of the carrying amounts, the Company will decrease the recorded valuation allowance through a credit to income or a credit to goodwill in the period that such determination is made.

Significant judgment is required in determining income tax provisions under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and in evaluating tax positions. The Company believes its tax positions comply with the applicable tax laws and that it is adequately provided for all tax related matters. The Company establishes additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, as defined by FIN 48, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the Company and its subsidiaries are examined by various Federal, State and foreign tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes. The

Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

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

Pension obligations and expenses are most sensitive to the expected return on pension plan assets and discount rate assumptions. OPRB obligations and expenses are most sensitive to discount rate assumptions and health care cost trend rates. The Company determines the expected return on pension plan assets based on an expectation of average annual returns over an extended period of years. This expectation is based, in part, on the actual returns achieved by the Company’s pension plans over the prior ten-year period. The Company also considers the weighted-average historical rates of return on securities with similar characteristics to those in which the Company’s pension assets are invested. In the absence of a change in the Company’s asset allocation or investment philosophy, this estimate is not expected to vary significantly from year to year. The Company’s 2007 and 2006 pension expense was determined using an expected rate of return on U.S. plan assets of 8% and 8.25%, respectively. The Company’s 2008 pension expense will be determined using an expected rate of return on U.S. plan assets of 8%. At December 29, 2007, the Company’s U.S. pension plan investment portfolio was invested approximately 57% in equity securities, 41% in fixed income securities and 2% in private equity and venture capital funds. A 25 basis point change in the expected rate of return on pension plan assets would impact annual pension expense by $0.6 million.

The Company’s U.S. pension plan’s discount rate of 6.25% in 2007 and 5.75% in 2006 was determined based on a hypothetical portfolio of high-quality, non-callable, zero-coupon bond indices with maturities that approximate the duration of the liabilities in the Company’s pension plans. A 25 basis point decrease in the assumed discount rate would increase the projected benefit obligation by $6.9 million and increase the annual expense by $0.3 million.

The Company’s foreign pension plans’ weighted average discount rate was 7.52% and 6.61% for 2007 and 2006, respectively. A 25 basis point decrease in the assumed discount rate of the foreign plans would increase the projected benefit obligation by approximately $4.7 million and increase the annual expense by approximately $0.3 million.

While management believes that the assumptions used are appropriate, actual results may differ materially from these assumptions. These differences may impact the amount of pension and other postretirement obligations and future expense. Refer to Note 12 of the Consolidated Financial Statements for additional details of the Company’s pension and other postretirement benefit plans.

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

Other Matters

European Union Banana Import Regime:  On January 1, 2006, the EU implemented a “tariff only” import regime for bananas. The 2001 EC/US Understanding on Bananas required the EU to implement a tariff only banana import system on or before January 1, 2006, and the EU’s banana regime change was therefore expected by that date.

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

Although all Latin bananas are subject to a tariff of 176 euro per metric ton, up to 775,000 metric tons of bananas from African, Caribbean, and Pacific (“ACP”) countries may be imported to the EU duty-free. This preferential treatment of a zero tariff on up to 775,000 tons of ACP banana imports, as well as the 176 euro per metric ton tariff applied to Latin banana imports, has been challenged by Panama, Honduras, Nicaragua, and Colombia in consultation proceedings at the World Trade Organization (“WTO”). In addition, both Ecuador and the United States formally requested the WTO Dispute Settlement Body (“DSB”) to appoint panels to review the matter. In preliminary rulings on December 10, 2007 and February 6, 2008, the DSB has ruled against the EU and in favor of Ecuador and the United States, respectively. The DSB issued a final ruling maintaining the preliminary findings in favor of the United States on February 29, 2008. This final ruling is expected to be made public in March, after which the EU will have 60 days to decide whether to appeal the ruling. The final decision with respect to Ecuador’s case is also not yet publicly available.

The current tariff applied to Latin banana imports may be lowered and the ACP preference of a zero tariff may be affected depending on the final outcome of these WTO proceedings. The Company encourages efforts to lower the tariff through negotiations with the EU.

Impact of Hurricane Katrina:  During the third quarter of 2005, the Company’s operations in the Gulf Coast area of the United States were impacted by Hurricane Katrina. The Company’s fresh fruit division utilizes the Gulfport, Mississippi port facility to receive and store product from its Latin American operations. The Gulfport facility, which is leased from the Mississippi Port Authority, incurred significant damage from Hurricane Katrina. As a result of the damage sustained at the Gulfport terminal, the Company diverted shipments to other Dole port facilities including Freeport, Texas; Port Everglades, Florida; and Wilmington, Delaware. The Company resumed discharging shipments of fruit and other cargo in Gulfport at the beginning of the fourth quarter of 2005. The rebuilding of the Company’s Gulfport facility was completed during 2007.

The financial impact to the Company’s fresh fruit operations included the loss of cargo and equipment, property damage and additional costs associated with re-routing product to other ports in the region. Equipment that was destroyed or damaged included refrigerated and dry shipping containers, as well as chassis and generator-sets used for land transportation of the shipping containers. The Company maintains customary insurance for its property, including shipping containers, as well as for business interruption.

The Hurricane Katrina related expenses, insurance proceeds and net gain (loss) on the settlement of the claims for 2007, 2006, and 2005 are as follows:

	2007	2006	2005	Cumulative
	(In thousands)

Total Cargo and Property Policies:
Expenses	$(551)	$(1,768)	$(10,088)	$(12,407)
Insurance proceeds	9,607	8,004	6,000	23,611

Net gain (loss)	$9,056	$6,236	$(4,088)	$11,204

Total expenses of $12.4 million include direct incremental expenses of $6.1 million, write-offs of owned assets with a net book value of $4.1 million and leased assets of $2.2 million representing amounts due to lessors. The Company settled all of its cargo claim for $9.2 million in December 2006 and, as a result, recognized a gain of $5.2 million in 2006. In December 2007, the Company settled all of its property claim for $14.4 million. The Company realized a gain of $9.1 million in 2007 associated with the settlement of its property claim, of which $5.2 million was for the reimbursement of lost and damaged property. The realized gains associated with the settlements of both the cargo and property claims are recorded in cost of products sold in the consolidated statement of operations in 2007 and 2006.

Restructurings and Related Asset Impairments During the third quarter of 2006, the Company restructured its fresh-cut flowers division (“DFF”) to better focus on high-value products and flower varieties, and position the business unit for future growth. In connection with the restructuring, DFF ceased its farming operations in Ecuador and closed two farms in Colombia and downsized other Colombian farms.

DFF incurred total costs of $30.1 million related to this initiative, of which $7.5 million relates to cash restructuring costs and $22.6 million to non-cash impairment charges associated with the write-off of certain long-lived assets, intangible assets and inventory. The $7.5 million of restructuring costs relates to land clearing costs and employee severance costs which impacted approximately 2,500 employees. The $22.6 million charge relates to the impairment and write-off of the following assets: trade names ($4.9 million), deferred crop growing costs ($8.5 million), property, plant and equipment ($8.4 million), and inventory ($0.8 million). Of the $30.1 million incurred, $1.1 million was incurred during 2007 and $29 million was incurred during 2006. The $1.1 million related to land clearing costs and was recorded in cost of products sold in the consolidated statement of operations. For 2006, $24 million was recorded in cost of products sold and $5 million was recorded in selling, marketing, and general and administrative expenses in the consolidated statement of operations. At December 29, 2007, all of the restructuring costs had been paid.

During the first quarter of 2006, the commercial relationship substantially ended between the Company’s wholly-owned subsidiary, Saba, and Saba’s largest customer. Saba is a leading importer and distributor of fruit, vegetables and flowers in Scandinavia. Saba’s financial results are included in the fresh fruit reporting segment. The Company restructured certain lines of Saba’s business and as a result, incurred $12.8 million of total related costs. Of the $12.8 million incurred during the year ended December 30, 2006, $9 million was recorded in cost of products sold and $3.8 million in selling, marketing, and general and administrative expenses in the consolidated statement of operations. Total restructuring costs included $9.9 million of employee severance costs which impacted 275 employees, $2.4 million of contractual lease obligations as well as $0.5 million of fixed asset write-offs. At December 29, 2007, all of the restructuring costs had been paid.

In connection with the Company’s ongoing farm optimization programs in Asia, $2.8 million and $6.7 million of crop-related costs were written-off during the 2007 and 2006, respectively. These non-cash charges have been recorded in cost of products sold in the consolidated statements of operations.

Supplemental Financial Information

The following financial information has been presented, as management believes that it is useful information to some readers of the Company’s Consolidated Financial Statements:

	December 29,	December 30,
	2007	2006
	(In thousands)

Balance Sheet Data:
Total working capital (current assets less current liabilities)	$693,782	$687,721
Total assets	$4,642,884	$4,612,356
Total debt	$2,411,397	$2,364,181
Total shareholders’ equity	$325,008	$341,083

	Year	Year	Year
	Ended	Ended	Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
	(In thousands)

Other Financial Data:
Net income (loss)	$(57,506)	$(89,627)	$43,630
Income from discontinued operations, net of income taxes	(433)	(2,236)	(2,545)
Gain on disposal of discontinued operations, net of income taxes	—	(2,814)	—
Interest expense	194,865	174,715	142,452
Income taxes	1,060	18,230	44,175
Depreciation and amortization	155,138	148,108	148,513

EBITDA	$293,124	$246,376	$376,225
EBITDA margin	4.2%	4.0%	6.5%
Capital expenditures	$107,230	$119,335	$146,306

“EBITDA” is defined as earnings before interest expense, income taxes, and depreciation and amortization. EBITDA is calculated by adding interest expense, income taxes and depreciation and amortization to income (loss) from continuing operations. EBITDA margin is defined as the ratio of EBITDA, as defined, relative to net revenues. EBITDA is reconciled to net income (loss) in the consolidated financial statements in the tables above. EBITDA and EBITDA margin fluctuated primarily due to the same factors that impacted the changes in operating income and segment EBIT discussed earlier.

The Company presents EBITDA and EBITDA margin because management believes, similar to EBIT, EBITDA is a useful performance measure for the Company. In addition, EBITDA is presented because management believes it is frequently used by securities analysts, investors and others in the evaluation of companies, and because certain covenants on the Company’s senior secured credit facilities and bond indentures are tied to EBITDA. EBITDA and EBITDA margin should not be considered in isolation from or as a substitute for net income and other consolidated income statement data prepared in accordance with GAAP or as a measure of profitability. Additionally, the Company’s computation of EBITDA and EBITDA margin may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate EBITDA and EBITDA margin in the same manner.

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

The Company uses derivative instruments to hedge against fluctuations in interest rates, foreign currency exchange rate movements and bunker fuel prices. Through the first quarter of 2007, all of the Company’s derivative instruments were designated as effective hedges of cash flows as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“FAS 133”). The Company does not utilize derivatives for trading or other speculative purposes.

During the second quarter of 2007, the Company elected to discontinue its designation of both its foreign currency and bunker fuel hedges as cash flow hedges under FAS 133. The interest rate swap will continue to be accounted for as a cash flow hedge under FAS 133. As a result, all changes in the fair value of the Company’s derivative financial instruments from the time of discontinuation of hedge accounting are reflected in the Company’s consolidated statement of operations as a component of cost of products sold. The fair value of the instruments designated as effective hedges under FAS 133, specifically the interest rate swap at December 29, 2007, has been included as a component of accumulated other comprehensive loss in shareholders’ equity.

Interest Rate Risk:  As a result of its normal borrowing and leasing activities, the Company’s operating results are exposed to fluctuations in interest rates. The Company has short-term and long-term debt with both fixed and variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date. Short-term debt also includes unsecured notes payable to banks and bank lines of credit used to finance working capital requirements. Long-term debt represents publicly held unsecured notes and debentures, as well as amounts outstanding under the Company’s senior secured credit facilities.

As of December 29, 2007, the Company had $1.1 billion of fixed-rate debt and $4.2 million of fixed-rate capital lease obligations and other debt with a combined weighted-average interest rate of 8.2% and a fair value of $1.03 billion. The Company currently estimates that a 100 basis point increase in prevailing market interest rates would decrease the fair value of its fixed-rate debt by approximately $24.2 million.

As of December 29, 2007, the Company had the following variable-rate arrangements: $1.14 billion of variable-rate debt with a weighted-average interest rate of 6.2% and $84.2 million of variable-rate capital lease obligations with a weighted-average interest rate of 6.6%. Interest expense under the majority of these arrangements is based on the London Interbank Offered Rate (“LIBOR”). The Company currently estimates that a 100 basis point increase in LIBOR would lower pretax income by $12.2 million.

As part of the Company’s strategy to manage the level of exposure to fluctuations in interest rates, the Company entered into an interest rate swap agreement that effectively converted $320 million of variable-rate term loan debt to a fixed-rate basis. The interest rate swap fixed the interest rate at 7.2%. The paying and receiving rates under the interest rate swap were 5.49% and 5.24% as of December 29, 2007. The fair value of the interest rate swap at December 29, 2007 was a liability of $15.9 million.

The Company also executed a cross currency swap to synthetically convert $320 million of term loan debt into Japanese yen denominated debt in order to effectively lower the U.S. dollar fixed interest rate of 7.2% to a Japanese yen interest rate of 3.6%. The fair value of the cross currency swap was an asset of $9.9 million at December 29, 2007.

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

The Company has significant sales denominated in Japanese yen as well as European sales denominated primarily in euro and Swedish krona. Product and shipping costs associated with a significant portion of these sales are U.S. dollar-denominated. In 2007, the Company had approximately $570 million of annual sales denominated in Japanese yen, $1.5 billion of annual sales denominated in euro, and $429 million of annual sales denominated in Swedish krona. If U.S. dollar exchange rates versus the Japanese yen, euro and Swedish krona during 2007 had remained unchanged from 2006, the Company’s revenues and operating income would have been lower by approximately $155 million and $26 million, respectively. In addition, the Company currently estimates that a 10% strengthening of the U.S. dollar relative to the Japanese yen, euro and Swedish krona would lower operating income by approximately $60 million, excluding the impact of foreign currency exchange hedges.

The Company sources the majority of its products in foreign locations and accordingly is exposed to changes in exchange rates between the U.S. dollar and currencies in these sourcing locations. The Company’s exposure to exchange rate fluctuations in these sourcing locations is partially mitigated by entering into U.S. dollar denominated contracts for third-party purchased product and most other major supply agreements, including shipping contracts. However, the Company is still exposed to those costs that are denominated in local currencies. The most significant production currencies to which the Company has exchange rate risk are the Colombian peso, Chilean peso, Thai baht, Philippine peso and South African rand. If U.S. dollar exchange rates versus these currencies during 2007 had remained unchanged from 2006, the Company’s operating income would have been higher by approximately $48 million. In addition, the Company currently estimates that a 10% weakening of the U.S. dollar relative to these currencies would lower operating income by approximately $57 million, excluding the impact of foreign currency exchange hedges.

At December 29, 2007, the Company had British pound sterling denominated capital lease obligations. The British pound sterling denominated capital lease of $83.4 million is owed by foreign subsidiaries whose functional currency is the U.S. dollar. Fluctuations in the British pound sterling to U.S. dollar exchange rate resulted in losses that were recognized through results of operations. In 2007, the Company recognized $1.4 million in unrealized foreign currency exchange losses related to the British pound sterling. The Company currently estimates that the weakening of the value of the U.S. dollar against the British pound sterling by 10% as it relates to the capital lease obligation would lower operating income by approximately $8 million.

Some of the Company’s divisions operate in functional currencies other than the U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity. Such translation resulted in unrealized gains of $21.3 million in 2007. The Company has historically not attempted to hedge this equity risk.

The ultimate impact of future changes to these and other foreign currency exchange rates on 2008 revenues, operating income, net income, equity and comprehensive income is not determinable at this time.

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

At December 29, 2007, the Company’s foreign currency hedge portfolio was comprised of the following:

	Gross Notional Value			Unrecognized
	Participating			Gains	Average Strike	Settlement
	Forwards	Forwards	Total	(Losses)	Price	Year
		(In thousands)

Foreign Currency Hedges(Buy/Sell):
U.S Dollar/Japanese Yen	$137,610	$3,784	$141,394	$(1,265)	JPY 113.6	2008
U.S Dollar/Euro	265,025	—	265,025	(8,378)	EUR 1.37	2008/2009
U.S Dollar/Canadian Dollar	—	43,446	43,446	(2,932)	CAD 1.05	2008
Chilean Peso/U.S. Dollar	—	27,525	27,525	303	CLP 505	2008
Thai Baht/U.S. Dollar	45,050	37,011	82,061	207	THB 33.7	2008

Total	$447,685	$111,766	$559,451	$(12,065)

The Company also recorded net realized foreign currency hedging gains of $5.6 million as a component of cost of products sold in the consolidated statement of operations for the year ended December 29, 2007. In 2007, the Company also settled early its Philippine peso hedges and Colombian peso hedges that were expected to settle during 2008, realizing gains of $13.2 million. These gains were also included as a component of cost of products sold in the consolidated statement of operations.

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

Commodity Purchase Price Risk:  The Company uses a number of commodities in its operations including tinplate in its canned products, plastic resins in its fruit bowls, containerboard in its packaging containers and bunker fuel for its vessels. The Company is most exposed to market fluctuations in prices of containerboard and fuel. The Company currently estimates that a 10% increase in the price of containerboard would lower operating income by approximately $17 million and a 10% increase in the price of bunker fuel would lower operating income by approximately $14 million.

The Company enters into bunker fuel hedges to reduce its risk related to price fluctuations on anticipated bunker fuel purchases. At December 29, 2007, bunker fuel hedges had an aggregate outstanding notional amount of 8,891 metric tons that settled during the first quarter of 2008. The fair value of the bunker fuel hedges at December 29, 2007 was a receivable of $1.1 million. The Company realized gains of $3.9 million on its bunker fuel hedges during the year ended December 29, 2007.

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

I.  Index to Consolidated Financial Statements of Dole Food Company, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Dole Food Company, Inc.:

We have audited the accompanying consolidated balance sheets of Dole Food Company, Inc. and subsidiaries (the “Company”) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 29, 2007, December 30, 2006, and December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2007 and December 30, 2006, and the results of its operations and its cash flows for the years ended December 29, 2007, December 30, 2006, and December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted, effective at the beginning of its fiscal 2007 year, new accounting standards for uncertainty in income taxes and planned major maintenance activities, and effective December 30, 2006, a new accounting standard for retirement benefits.

Deloitte & Touche LLP

Los Angeles, California
March 10, 2008

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

	2007	2006	2005
		(In thousands)

Revenues, net	$6,930,965	$6,150,937	$5,808,825
Cost of products sold	(6,307,916)	(5,618,418)	(5,125,220)

Gross margin	623,049	532,519	683,605
Selling, marketing and general and administrative expenses	(492,926)	(453,567)	(460,165)

Operating income	130,123	78,952	223,440
Other income (expense), net	1,848	15,176	(5,353)
Interest income	7,554	7,165	5,986
Interest expense	(194,865)	(174,715)	(142,452)

Income (loss) from continuing operations before income taxes, minority interests and equity earnings	(55,340)	(73,422)	81,621
Income taxes	(1,060)	(18,230)	(44,175)
Minority interests, net of income taxes	(3,235)	(3,202)	(2,987)
Equity in earnings of unconsolidated subsidiaries	1,696	177	6,626

Income (loss) from continuing operations	(57,939)	(94,677)	41,085
Income from discontinued operations, net of income taxes	433	2,236	2,545
Gain on disposal of discontinued operations, net of income taxes	—	2,814	—

Net income (loss)	$(57,506)	$(89,627)	$43,630

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
As of December 29, 2007 and December 30, 2006

	2007	2006
	(In thousands,
	except share data)

ASSETS
Cash and cash equivalents	$97,061	$92,414
Receivables, net of allowances of $61,720 and $62,632, respectively	839,153	745,730
Inventories	750,675	661,552
Prepaid expenses	71,296	65,388
Deferred income tax assets	12,085	66,606
Assets held-for-sale	76,244	31,588

Total current assets	1,846,514	1,663,278
Investments	69,336	62,736
Property, plant and equipment, net of accumulated depreciation of $980,390 and $840,891, respectively	1,340,139	1,461,961
Goodwill	509,518	545,740
Intangible assets, net	721,790	726,689
Other assets, net	155,587	151,952

Total assets	$4,642,884	$4,612,356

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$542,959	$454,685
Accrued liabilities	514,584	472,288
Current portion of long-term debt	14,171	14,455
Notes payable	81,018	34,129

Total current liabilities	1,152,732	975,557
Long-term debt	2,316,208	2,315,597
Deferred income tax liabilities	277,824	346,595
Other long-term liabilities	541,234	608,191
Minority interests	29,878	25,333
Commitments and contingencies (Notes 15 and 17)
Shareholders’ equity
Common stock — $0.001 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	409,907	409,032
Retained deficit	(84,883)	(53,812)
Accumulated other comprehensive loss	(16)	(14,137)

Total shareholders’ equity	325,008	341,083

Total liabilities and shareholders’ equity	$4,642,884	$4,612,356

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

	2007	2006	2005
	(In thousands)

Operating Activities
Net income (loss)	$(57,506)	$(89,627)	$43,630
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	155,605	149,347	149,809
Unrealized foreign currency exchange (gains) losses	31,473	(10,671)	(41,503)
Asset write-offs, impairments and net (gain) loss on sale of assets	6,826	20,760	(8,214)
Minority interests and equity earnings, net	1,939	5,356	(3,382)
Amortization of debt issuance costs	4,106	4,411	5,919
Write-off of debt issuance costs	—	8,133	10,722
Provision for deferred income taxes	(35,932)	(23,151)	(31,918)
Pension and other postretirement benefit plan expense	19,539	15,383	19,760
Loss on early retirement of debt		—	33,047
Gain on settlement of Hurricane Katrina	(5,200)	—	—
Other	505	2,062	3,799
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables	(67,747)	(49,665)	(41,837)
Inventories	(96,992)	(47,859)	(120,342)
Prepaid expenses and other assets	(9,178)	(3,040)	(16,662)
Accounts payable	81,263	(4,613)	76,218
Accrued liabilities	25,660	27,136	(19,614)
Other long-term liabilities	(8,039)	11,959	13,157

Cash flow provided by operating activities	46,322	15,921	72,589
Investing Activities
Proceeds from sales of assets	41,718	14,963	11,729
Proceeds from sales of investments and businesses, net of cash disposed	—	16,310	7,402
Hurricane Katrina insurance proceeds	5,200	—	—
Acquisitions and investments, net of cash acquired	—	(22,950)	(51,460)
Capital additions	(106,821)	(125,056)	(131,495)
Repurchase of common stock in going-private merger transaction	(1,480)	(267)	(499)

Cash flow used in investing activities	(61,383)	(117,000)	(164,323)
Financing Activities
Short-term debt borrowings	119,389	101,381	18,183
Short-term debt repayments	(91,176)	(52,872)	(26,616)
Long-term debt borrowings, net of debt issuance costs	1,167,530	2,260,545	1,575,869
Long-term debt repayments	(1,169,213)	(1,969,698)	(1,417,413)
Capital contribution from parent	—	28,390	—
Return of capital to parent	—	(59,390)	—
Dividends paid to minority shareholders	(10,485)	(1,833)	(2,836)
Dividends paid to parent	—	(163,691)	(77,250)

Cash flow provided by financing activities	16,045	142,832	69,937

Effect of foreign currency exchange rate changes on cash	3,663	1,849	(8,608)

Increase (decrease) in cash and cash equivalents	4,647	43,602	(30,405)
Cash and cash equivalents at beginning of period	92,414	48,812	79,217

Cash and cash equivalents at end of period	$97,061	$92,414	$48,812

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued
For the Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

Supplemental cash flow information

At December 29, 2007, December 30, 2006 and December 31, 2005, accounts payable included approximately $17.8 million, $18 million and $23.7 million, respectively, for capital expenditures.

Income tax payments, net of refunds, for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 were $23.7 million, $25.7 million and $42.2 million, respectively.

Interest payments on borrowings totaled $189.5 million, $159.5 million and $142.8 million during the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

					Accumulated Other
					Comprehensive Income (Loss)
	Common		Additional	Retained	Pension & Other	Cumulative	Unrealized	Total
	Shares	Common	Paid-In	Earnings	Postretirement	Translation	Gains (Losses)	Shareholders’	Comprehensive
	Outstanding	Stock	Capital	(Deficit)	Benefits	Adjustment	on Hedges	Equity	Income (Loss)
	(In thousands)

Balance at January 1, 2005	1	$—	$440,032	$233,126	$(23,466)	$34,963	$199	$684,854	$148,229

Net income	—	—	—	43,630	—	—	—	43,630	$43,630
Unrealized foreign currency translation and hedging gains (losses)	—	—	—	—	—	(31,530)	5,465	(26,065)	(26,065)
Reclassification of realized gains to net income	—	—	—	—	—	—	(2,842)	(2,842)	(2,842)
Additional minimum pension liability, net of income taxes	—	—	—	—	731	—	—	731	731
Cash dividends	—	—	—	(77,250)	—	—	—	(77,250)	—

Balance at December 31, 2005	1	$—	$440,032	$199,506	$(22,735)	$3,433	$2,822	$623,058	$15,454

Net loss	—	—	—	(89,627)	—	—	—	(89,627)	$(89,627)
Unrealized foreign currency translation and hedging gains (losses)	—	—	—	—	—	17,557	(3,965)	13,592	13,592
Reclassification of realized gains to net loss	—	—	—	—	—	—	(3,204)	(3,204)	(3,204)
Additional minimum pension liability, net of income taxes	—	—	—	—	(4,799)	—	—	(4,799)	(4,799)
Adjustment to adopt FAS 158, net of income taxes	—	—	—	—	(3,246)	—	—	(3,246)	—
Cash dividends	—	—	—	(163,691)	—	—	—	(163,691)	—
Capital contribution from parent	—	—	28,390	—	—	—	—	28,390	—
Return of capital to parent	—	—	(59,390)	—	—	—	—	(59,390)	—

Balance at December 30, 2006	1	$—	$409,032	$(53,812)	$(30,780)	$20,990	$(4,347)	$341,083	$(84,038)

Net loss	—	—	—	(57,506)	—	—	—	(57,506)	$(57,506)
Unrealized foreign currency translation and hedging gains (losses)	—	—	—	—	—	21,271	(1,362)	19,909	19,909
Reclassification of realized gains to net loss	—	—	—	—	—	—	(9,816)	(9,816)	(9,816)
Change in employee benefit plans, net of income taxes	—	—	—	—	4,028	—	—	4,028	4,028
FIN 48 adoption	—	—	—	26,435	—	—	—	26,435	—
Gain on sale of land to affiliate, net of income taxes	—	—	875	—	—	—	—	875	—

Balance at December 29, 2007	1	$—	$409,907	$(84,883)	$(26,752)	$42,261	$(15,525)	$325,008	$(43,385)

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS

Note 1 —	Nature of Operations

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

Annual Closing Date:  The Company’s fiscal year ends on the Saturday closest to December 31. The fiscal years 2007, 2006 and 2005 ended on December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

Revenue Recognition:  Revenue is recognized at the point title and risk of loss is transferred to the customer, collection is reasonably assured, persuasive evidence of an arrangement exists and the price is fixed or determinable.

Sales Incentives:  The Company offers sales incentives and promotions to its customers (resellers) and to its consumers. These incentives include consumer coupons and promotional discounts, volume rebates and product placement fees. The Company follows the requirements of Emerging Issues Task Force No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products). Consideration given to customers and consumers related to sales incentives is recorded as a reduction of revenues. Estimated sales discounts are recorded in the period in which the related sale is recognized. Volume rebates are recognized as earned by the customer, based upon the contractual terms of the arrangement with the customer and, where applicable, the Company’s estimate of sales volume over the term of the arrangement. Adjustments to estimates are made periodically as new information becomes available and actual sales volumes become known. Adjustments to these estimates have historically not been significant to the Company.

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

Shipping and Handling Costs:  Amounts billed to third-party customers for shipping and handling are included as a component of revenues. Shipping and handling costs incurred are included as a component of cost of

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

products sold and represent costs incurred by the Company to ship product from the sourcing locations to the end consumer markets.

Marketing and Advertising Costs:  Marketing and advertising costs, which include media, production and other promotional costs, are generally expensed in the period in which the marketing or advertising first takes place. In limited circumstances, the Company capitalizes payments related to the right to stock products in customer outlets or to provide funding for various merchandising programs over a specified contractual period. In such cases, the Company amortizes the costs over the life of the underlying contract. The amortization of these costs are classified as a reduction in revenues. Advertising and marketing costs, included in selling, marketing and general and administrative expenses, amounted to $77.1 million, $70.6 million and $71.3 million during the years ended December 29, 2007, December 30, 2006 and December 31, 2005.

Research and Development Costs:  Research and development costs are expensed as incurred. Research and development costs were not material for the years ended December 29, 2007, December 30, 2006 and December 31, 2005.

Income Taxes:  Deferred income taxes are recognized for the income tax effect of temporary differences between financial statement carrying amounts and the income tax bases of assets and liabilities. Income taxes, which would be due upon the repatriation of foreign subsidiary earnings, have not been provided where the undistributed earnings are considered indefinitely invested. A valuation allowance is provided for deferred income tax assets for which it is deemed more likely than not that future taxable income will not be sufficient to realize the related income tax benefits from these assets. The Company establishes liabilities for tax-related uncertainties based on the estimates of whether, and the extent to which, additional taxes and interest will be due. The impact of reserve provisions and changes to the reserves that are considered appropriate, as well as the related net interest and penalties, are included in “Income taxes” in the consolidated statement of operations.

Dole Food Company, Inc. and subsidiaries file its U.S. federal income tax return and various state income tax returns as part of the DHM Holding Company, Inc. consolidated tax group. Dole Food Company, Inc. and subsidiaries calculate current and deferred tax expense on a stand-alone basis.

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

Inventories:  Inventories are valued at the lower of cost or market. Costs related to certain packaged foods products are determined using the average cost basis. Costs related to other inventory categories, including fresh fruit, vegetables and flowers, are determined on the first-in, first-out basis. Specific identification and average cost methods are also used primarily for certain packing materials and operating supplies. Crop growing costs primarily represent the costs associated with growing bananas on company-owned farms or growing vegetables on third-party farms where the Company bears substantially all of the growing risk.

Investments:  Investments in affiliates and joint ventures with ownership of 20% to 50% are recorded on the equity method, provided the Company has the ability to exercise significant influence. All other non-consolidated investments are accounted for using the cost method. At December 29, 2007 and December 30, 2006, substantially all of the Company’s investments have been accounted for under the equity method.

Property, Plant and Equipment:  Property, plant and equipment is stated at cost plus the fair value of asset retirement obligations, if any, less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of these assets. The Company reviews long-lived assets to be held and used for

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of recoverability is required, the estimated undiscounted future cash flows directly associated with the asset are compared to the asset’s carrying amount. If this comparison indicates that there is an impairment, the amount of the impairment is calculated by comparing the carrying value to discounted expected future cash flows or comparable market values, depending on the nature of the asset. All long-lived assets, for which management has committed itself to a plan of disposal by sale, are reported at the lower of carrying amount or fair value less cost to sell. Long-lived assets to be disposed of other than by sale are classified as held and used until the date of disposal. Routine maintenance and repairs are charged to expense as incurred.

Goodwill and Intangibles:  Goodwill represents the excess cost of a business acquisition over the fair value of the net identifiable assets acquired. Goodwill and indefinite-lived intangible assets are reviewed for impairment annually, or more frequently if certain impairment indicators arise. Goodwill is allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. Fair values for goodwill and indefinite-lived intangible assets are determined based on discounted cash flows, market multiples or appraised values, as appropriate.

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

Concentration of Credit Risk:  Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash equivalents, derivative contracts, grower advances and trade receivables. The Company maintains its temporary cash investments with high quality financial institutions, which are invested primarily in short-term U.S. government instruments and certificates of deposit. The counterparties to the Company’s derivative contracts are major financial institutions. Grower advances are principally with farming enterprises located throughout Latin America and Asia and are secured by the underlying crop harvests. Credit risk related to trade receivables is mitigated due to the large number of customers dispersed worldwide. To reduce credit risk, the Company performs periodic credit evaluations of its customers but does not generally require advance payments or collateral. Additionally, the Company maintains allowances for credit losses. No individual customer accounted for greater than 10% of the Company’s revenues during the years ended December 29, 2007, December 30, 2006 and December 31, 2005. No individual customer accounted for greater than 10% of accounts receivable as of December 29, 2007 or December 30, 2006.

Fair Value of Financial Instruments:  The Company’s financial instruments are primarily composed of short-term trade and grower receivables, trade payables, notes receivable and notes payable, as well as long-term grower receivables, capital lease obligations, term loans, revolving credit facility, notes and debentures. For short-term instruments, the carrying amount approximates fair value because of the short maturity of these instruments. For the other long-term financial instruments, excluding the Company’s unsecured notes and debentures, and term loans, the carrying amount approximates the fair value since they bear interest at variable rates or fixed rates which approximate market. Based on these assumptions, with the exception of the Company’s notes, debentures and term loans, management believes the fair market values of the Company’s financial instruments are not materially different from their recorded amounts as of December 29, 2007 or December 30, 2006.

The Company estimates the fair value of its unsecured notes and debentures based on current quoted market prices. The estimated fair value of these unsecured notes and debentures (face value of $1.11 billion in both 2007 and 2006) was approximately $1.03 billion and $1.05 billion as of December 29, 2007 and December 30, 2006, respectively. The term loans are traded between institutional investors on the secondary loan market, and the fair values of the term loans are based on the last available trading price. At December 29, 2007, the carrying value and fair value of the term loans was $960.4 million and approximately $903 million, respectively. At December 30, 2006, the carrying value of the Company’s term loans approximated the fair value.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

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

Leases:  The Company leases fixed assets for use in operations where leasing offers advantages of operating flexibility and is less expensive than alternative types of funding. The Company also leases land in countries where land ownership by foreign entities is restricted. The Company’s leases are evaluated at inception or at any subsequent modification and, depending on the lease terms, are classified as either capital leases or operating leases, as appropriate under Statement of Financial Accounting Standards No. 13, Accounting for Leases. For operating leases that contain rent escalations, rent holidays or rent concessions, rent expense is recognized on a straight-line basis over the life of the lease. The majority of the Company’s leases are classified as operating leases. The Company’s principal operating leases are for land and machinery and equipment. The Company’s capitalized leases primarily consist of two vessel leases. The Company’s decision to exercise renewal options is primarily dependent on the level of business conducted at the location and the profitability thereof. The Company’s leasehold improvements were not significant at December 29, 2007 or December 30, 2006.

Guarantees:  The Company makes guarantees as part of its normal business activities. These guarantees include guarantees of the indebtedness of some its key fruit suppliers and other entities integral to the Company’s operations. The Company also issues bank guarantees as required by certain regulatory authorities, suppliers and other operating agreements as well as to support the borrowings, leases and other obligations of its subsidiaries. The majority of the Company’s guarantees relate to guarantees of subsidiary obligations and are scoped out of the initial measurement and recognition provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Estimates and assumptions include, but are not limited to, the areas of customer and grower receivables, inventories, impairment of assets, useful lives of property, plant and equipment, intangible assets, marketing programs, income taxes, self-insurance reserves, retirement benefits, financial instruments and commitments and contingencies. Actual results could differ from these estimates.

Reclassifications:  Certain prior year amounts have been reclassified to conform with the 2007 presentation.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Recently Adopted Accounting Pronouncements

During September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position AUG AIR-1, Accounting For Planned Major Maintenance Activities (“FSP”), which eliminates the acceptability of the accrue-in-advance method of accounting for planned major maintenance activities. As a result, there are three alternative methods of accounting for planned major maintenance activities: direct expense, built-in-overhaul or deferral. The guidance in this FSP became effective for the Company at the beginning of its fiscal 2007 year and requires retrospective application for all financial statement periods presented. The Company had been accruing for planned major maintenance activities associated with its vessel fleet under the accrue-in-advance method. The Company adopted the deferral method of accounting for planned major maintenance activities associated with its vessel fleet. The adoption of this FSP impacted the following balance sheet accounts at December 30, 2006, December 31, 2005 and January 1, 2005:

			Retained
	Other	Accrued	Earnings
	Assets, Net	Liabilities	(Deficit)
		(In thousands)

January 1, 2005	$132,072	$447,870	$226,145
FSP Adjustment	5,053	(1,928)	6,981
Adjusted January 1, 2005	$137,125	$445,942	$233,126

December 31, 2005	$153,832	$431,037	$192,991
FSP Adjustment	3,315	(3,200)	6,515
Adjusted December 31, 2005	$157,147	$427,837	$199,506

December 30, 2006	$147,590	$473,797	$(59,683)
FSP Adjustment	4,362	(1,509)	5,871
Adjusted December 30, 2006	$151,952	$472,288	$(53,812)

Net income decreased for the years ended December 30, 2006 and December 31, 2005 by approximately $0.6 million and $0.5 million, respectively.

During September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The standard also requires an employer to measure the funded status as of the date of its year-end statement of financial position. The Company early adopted the provisions of FAS 158 effective December 30, 2006. Refer to Note 12 — Employee Benefit Plans for additional disclosures required by FAS 158 and the effects of adoption.

During June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Company adopted FIN 48 at the beginning of its fiscal 2007 year. Refer to Note 6 — Income Taxes for the impact that the adoption of FIN 48 had on the Company’s financial position and results of operations.

Recently Issued Accounting Pronouncements

During December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R provides revised guidance for recognizing and measuring

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

assets acquired and liabilities assumed in a business combinations. It establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed and also requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Changes in acquired tax contingencies, including those existing at the date of adoption, will be recognized in earnings if outside the maximum allocation period (generally one year). FAS 141R will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009. Following the date of adoption of FAS 141R, the resolution of such items at values that differ from recorded amounts will be adjusted through earnings, rather than goodwill.

During December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). FAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. The Company is required to adopt FAS 160 for the first fiscal year beginning after December 15, 2008. The Company is currently evaluating the impact, if any, the adoption of FAS 160 will have on its financial position and results of operations.

During February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. The Company is required to adopt FAS 159 for the first fiscal year beginning after November 15, 2007. The Company did not elect the fair value option for any of its eligible financial instruments and other items.

During September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. FAS 157 applies to fair value measurements already required or permitted by existing standards. FAS 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy as defined in the standard. The changes to current generally accepted accounting principles from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years and will be applied on a prospective basis. The Company is currently evaluating the impact, if any, the adoption of FAS 157 will have on its financial position and results of operations.

Note 3 —	Discontinued Operations

During the fourth quarter of 2007, the Company approved and committed to a formal plan to divest its citrus and pistachio operations (“Citrus”) located in central California. In evaluating the business, the Company concluded that this business met the definition of a discontinued operation as defined in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). Accordingly, the historical results of operations of this business have been reclassified for all periods presented. Pursuant to FAS 144, the consolidated balance sheet and consolidated statements of cash flows do not reflect the reclassification of Citrus as a discontinued operation. The operating results of Citrus for fiscal 2007, 2006 and 2005, which were included in the “Fresh fruit” operating segment, are reported in the following table:

	2007	2006	2005
	(In thousands)

Revenues	$13,586	$20,527	$17,960
Income before income taxes	$733	$3,767	$493
Income taxes	$300	$1,765	$182
Income from discontinued operations, net of income taxes	$433	$2,002	$311

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

During the fourth quarter of 2006, the Company completed the sale of its Pacific Coast Truck Center (“Pac Truck”) business for $20.7 million. The Pac Truck business consisted of a full service truck dealership that provided medium and heavy-duty trucks to customers in the Pacific Northwest region. The Company received $15.3 million of net proceeds from the sale after the assumption of $5.4 million of debt and realized a gain of approximately $2.8 million on the sale, net of income taxes of $2 million. In accordance with FAS 144, the sale of Pac Truck qualified for discontinued operations treatment. Accordingly, the historical results of operations of this business have been reclassified for all periods presented. Pursuant to FAS 144, the consolidated balance sheet and consolidated statements of cash flows do not reflect the reclassification of Pac Truck as a discontinued operation. The operating results of Pac Truck for fiscal 2006 and 2005, which were included in the “Other” operating segment, are reported in the following table:

	2006	2005
	(In thousands)

Revenues	$47,851	$43,826
Income before income taxes	$397	$355
Income taxes	$163	$164
Income from discontinued operations, net of income taxes	$234	$191
Gain on disposal of discontinued operations, net of income taxes of $2 million	$2,814	$—

During the fourth quarter of 2005, the Company resolved a contingency related to the sale of Cervecería Hondureña, S.A., a Honduran corporation principally engaged in the beverage business in Honduras, which occurred in 2001. As a result, the Company realized income of $2 million, net of income taxes of $1.4 million. The income has been recorded as income from discontinued operations in the Company’s consolidated statement of operations for the year ended December 31, 2005. In a related transaction, the Company recorded $4.8 million in income from continuing operations resulting from the collection of a fully reserved receivable balance and interest income.

Note 4 —	Business Acquisitions

Jamaica Producers Group, Ltd.

On October 3, 2006, Jamaica Producers Group Ltd. (“JPG”) accepted the Company’s offer to purchase from JPG the 65% of JP Fruit Distributors Limited (“JP Fresh”) that the Company did not already own for $42.5 million in cash. JP Fresh imports and sells fresh produce in the United Kingdom. The acquisition of JP Fresh allows the Company to strengthen its penetration of the fresh produce market in the United Kingdom and the Republic of Ireland. The transaction closed during the fourth quarter of 2006. The acquisition resulted in goodwill of $24 million, which is included in the Company’s fresh fruit segment. Expected geographical synergies arising from this widening of the existing Dole network in Europe as well as the ability to leverage the Company’s tradition of top quality produce and exceptional service in these markets contributed to a purchase price that resulted in the recognition of goodwill. The results of operations for JP Fresh have been included in the Company’s consolidated results of operations from October 6, 2006, the effective date of acquisition.

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

The fair values of the property, plant and equipment and intangible assets acquired were based on available market information.

The $9.9 million allocated to intangible assets is a valuation of customer relationships with finite lives. These customer relationships will be amortized over approximately 15 years.

JP Fresh contributed approximately $300 million of sales during the fiscal year ended December 29, 2007. The impact of JP Fresh on the Company’s consolidated results of operations for 2007 was not material.

Saba

On December 30, 2004, the Company acquired the remaining 40% of Saba Trading AB (“Saba”), for $47.1 million, which was paid in cash during the first fiscal quarter of 2005. Saba is the leading importer and distributor of fruit, vegetables and flowers in Scandinavia.

Note 5 —	Restructurings and Related Asset Impairments

During the third quarter of 2006, the Company restructured its fresh-cut flowers division (“DFF”) to better focus on high-value products and flower varieties, and position the business unit for future growth. In connection with the restructuring, DFF ceased its farming operations in Ecuador, closed two farms in Colombia and downsized other Colombian farms.

DFF incurred total costs of $30.1 million related to this initiative, of which $7.5 million relates to cash restructuring costs and $22.6 million to non-cash impairment charges associated with the write-off of certain long-lived assets, intangible assets and inventory. The $7.5 million of restructuring costs relate to land clearing costs and employee severance costs which impacted approximately 2,500 employees. The $22.6 million charge relates to the impairment and write-off of the following assets: trade names ($4.9 million), deferred crop growing costs ($8.5 million), property, plant and equipment ($8.4 million), and inventory ($0.8 million). Of the $30.1 million incurred, $1.1 million was incurred during 2007 and $29 million was incurred during 2006. The $1.1 million relates to land clearing costs and employee severance and was recorded in cost of products sold in the consolidated

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

statement of operations. For 2006, $24 million was recorded in cost of products sold and $5 million was recorded in selling, marketing, and general and administrative expenses in the consolidated statement of operations. At December 29, 2007, all of the restructuring costs had been paid.

During the first quarter of 2006, the commercial relationship substantially ended between the Company’s wholly-owned subsidiary, Saba, and Saba’s largest customer. Saba is a leading importer and distributor of fruit, vegetables and flowers in Scandinavia. Saba’s financial results are included in the fresh fruit reporting segment. The Company restructured certain lines of Saba’s business and as a result, incurred $12.8 million of total related costs. Of the $12.8 million incurred during the year ended December 30, 2006, $9 million is included in cost of products sold and $3.8 million in selling, marketing, and general and administrative expenses in the consolidated statement of operations. Total restructuring costs include $9.9 million of employee severance costs which impacted 275 employees, $2.4 million of contractual lease obligations as well as $0.5 million of fixed asset write-offs. At December 29, 2007 all of the restructuring costs had been paid.

In connection with the Company’s ongoing farm optimization programs in Asia, $2.8 million and $6.7 million of crop-related costs were written-off during 2007 and 2006, respectively. These non-cash charges have been recorded in cost of products sold in the consolidated statements of operations.

Note 6 —	Income Taxes

Income tax expense (benefit) was as follows:

	2007	2006	2005
	(In thousands)

Current
Federal, state and local	$735	$406	$27,125
Foreign	15,942	20,027	22,790

	16,677	20,433	49,915

Deferred
Federal, state and local	(32,568)	(21,376)	(17,687)
Foreign	(3,664)	(5,657)	(15,996)

	(36,232)	(27,033)	(33,683)

Non-current tax expense	20,615	24,830	27,943

	$1,060	$18,230	$44,175

Pretax earnings attributable to foreign operations were $53.9 million, $30.7 million and $199.2 million for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively. Undistributed earnings of foreign subsidiaries, which are intended to be indefinitely invested, totaled $2.1 billion at December 29, 2007. Other than the repatriation discussed below, it is currently not practicable to estimate the tax liability that might be payable if these foreign earnings were repatriated.

During October 2004, The American Jobs Creation Act of 2004 was signed into law, adding Section 965 to the Internal Revenue Code. Section 965 provided a special one-time deduction of 85% of certain foreign earnings that were repatriated under a domestic reinvestment plan, as defined therein. The effective federal tax rate on any qualified repatriated foreign earnings under Section 965 was 5.25%. Taxpayers could elect to apply this provision to a qualified earnings repatriation made during calendar year 2005.

During the second quarter of 2005, the Company repatriated $570 million of earnings from its foreign subsidiaries, of which approximately $489 million qualified for the 85% dividends received deduction under

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Section 965. A tax provision of approximately $37.8 million for the repatriation of certain foreign earnings was recorded as income tax for the year ended December 31, 2005.

The Company’s reported income tax expense on continuing operations differed from the expense calculated using the U.S. federal statutory tax rate for the following reasons:

	2007	2006	2005
		(In thousands)

(Benefit)/expense computed at U.S. federal statutory income tax rate of 35%	$(19,369)	$(25,698)	$28,567
Repatriation of certain foreign earnings	—	—	37,772
Foreign income taxed at different rates	10,601	36,303	(39,603)
State and local income tax, net of federal income taxes	(4,196)	(2,411)	(2,053)
Valuation allowances	13,248	13,848	19,522
Permanent items and other	776	(3,812)	(30)

Income tax expense	$1,060	$18,230	$44,175

Deferred tax assets (liabilities) comprised the following:

	December 29,	December 30,
	2007	2006
	(In thousands)

Intangibles	$(293,666)	$(277,955)
Property, plant and equipment	(154,771)	(171,616)
Inventory valuation methods	8,562	7,706
Postretirement benefits	56,538	67,600
Operating accruals	77,557	100,145
Tax credit carryforwards	20,889	20,641
Net operating loss and other carryforwards	167,424	148,056
Valuation allowances	(174,398)	(170,800)
Other, net	26,126	(3,766)

	$(265,739)	$(279,989)

The Company has gross federal, state and foreign net operating loss carryforwards of $48.3 million, $1 billion and $333.1 million, respectively, at December 29, 2007. The Company has recorded deferred tax assets of $17.5 million for federal net operating loss and other carryforwards, which, if unused, will expire between 2023 and 2026. The Company has recorded deferred tax assets of $45.5 million for state operating loss carryforwards, which, if unused, will start to expire in 2008. The Company has recorded deferred tax assets of $104.4 million for foreign net operating loss carryforwards which are subject to varying expiration rules. Tax credit carryforwards of $20.9 million include foreign tax credit carryforwards of $18.4 million which will expire in 2011, U.S. general business credit carryforwards of $0.2 million which expire between 2023 and 2025, and state tax credit carryforwards of $2.3 million with varying expiration dates. The Company has recorded a U.S. deferred tax asset of $28.7 million for disallowed interest expense which, although subject to certain limitations, can be carried forward indefinitely.

A valuation allowance has been established to offset foreign tax credit carryforwards, state net operating loss carryforwards, certain foreign net operating loss carryforwards and certain other deferred tax assets in foreign

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

jurisdictions. The Company has deemed it more likely than not that future taxable income in the relevant taxing jurisdictions will be insufficient to realize the related income tax benefits for these assets.

Total deferred tax assets and deferred tax liabilities were as follows:

	December 29,	December 30,
	2007	2006
	(In thousands)

Deferred tax assets	$499,899	$541,594
Deferred tax asset valuation allowance	(174,398)	(170,800)

	325,501	370,794
Deferred tax liabilities	(591,240)	(650,783)

Net deferred tax liabilities	$(265,739)	$(279,989)

Current deferred tax assets consist of:
Deferred tax assets, net of valuation allowance	$47,763	$88,853
Deferred tax liabilities	(35,678)	(22,247)

Net current deferred tax assets	12,085	66,606
Non-current deferred tax liabilities consist of:
Deferred tax assets, net of valuation allowance	277,738	281,941
Deferred tax liabilities	(555,562)	(628,536)

Net non-current deferred tax liabilities	(277,824)	(346,595)

Net deferred tax liabilities	$(265,739)	$(279,989)

The Company adopted the provisions of FIN 48 at the beginning of its fiscal 2007 year. The adoption of FIN 48 impacted the following balance sheet accounts (in thousands):

Increase / (Decrease

Goodwill	$(30,191)
Deferred income tax liabilities	(25,655)
Other long-term liabilities	(30,971)
Retained deficit	26,435

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits — opening balance	$200,641
Gross increases — tax positions in prior period	10,837
Gross decreases — tax positions in prior period	(13,448)
Gross increases — tax positions in current period	8,284
Settlements	(1,793)
Lapse of statute of limitations	(100)

Unrecognized tax benefits — ending balance	$204,421

The Company has $269 million of total gross unrecognized tax benefits including interest at December 29, 2007. If recognized, approximately $146.5 million, net of federal and state tax benefits, would be recorded as a component of income tax expense and accordingly impact the effective tax rate.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The Company recognizes accrued interest and penalties related to its unrecognized tax benefits as a component of income taxes in the consolidated statements of operations. Accrued interest and penalties before tax benefits were $48.2 million and $64.6 million at December 30, 2006 and December 29, 2007, respectively, and are included as a component of other long-term liabilities in the consolidated balance sheet. Accruals for interest and penalties recorded in the Company’s consolidated statements of operations for 2007, 2006 and 2005 were $17.2 million, $6.9 million and $20.1 million, respectively.

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

Internal Revenue Service Audit:  On June 29, 2006, the IRS completed an examination of the Company’s federal income tax returns for the years 1995 to 2001 and issued a Revenue Agent’s Report (“RAR”) that includes various proposed adjustments. The net tax deficiency associated with the RAR is $175 million, plus interest and penalties. The Company timely filed a protest letter contesting the proposed adjustments contained in the RAR on July 6, 2006. During January 2008, the Company was notified that the Appeals Branch of the IRS finalized its review of the Company’s protest. This review is subject to Joint Committee approval. As a result of the finalization of the review of the Company’s federal income tax returns for the years 1995 to 2001 by the Appeals Branch of the IRS, it is likely that the Company’s gross unrecognized tax benefits recorded in other long-term liabilities could decrease within the next twelve months by as much as $110 million. In that case, the impact on the Company’s consolidated financial statements would be approximately $130 million, which includes the $110 million plus $20 million for interest and federal and state tax benefits. Approximately $60 million of this amount would reduce the Company’s income tax provision and effective tax rate, and the remaining $70 million would reduce goodwill.

The Company is currently under examination by the Internal Revenue Service for the tax years 2002-2005 and it is anticipated that the examination will be completed by the end of 2009.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 7 —	Details of Certain Assets and Liabilities

Details of receivables and inventories were as follows:

	December 29,	December 30,
	2007	2006
	(In thousands)

Receivables
Trade	$708,545	$654,785
Notes and other	145,624	122,994
Grower advances	41,302	29,706
Income tax refund	5,402	877

	900,873	808,362
Allowance for doubtful accounts	(61,720)	(62,632)

	$839,153	$745,730

Inventories
Finished products	$355,502	$322,122
Raw materials and work in progress	155,166	132,047
Crop-growing costs	172,980	151,533
Operating supplies and other	67,027	55,850

	$750,675	$661,552

Accounts payable consists primarily of trade payables.

Accrued liabilities included the following :

	December 29,	December 30,
	2007	2006
	(In thousands)

Employee-related costs and benefits	$147,329	$130,875
Amounts due to growers	98,130	107,478
Marketing and advertising	60,972	61,322
Shipping related costs	51,427	48,965
Materials and supplies	34,678	26,445
Interest	31,299	30,682
Unrealized hedging losses	28,462	7,520
Other	62,287	59,001

	$514,584	$472,288

Remaining amounts included in other accrued liabilities shown above are comprised of individually insignificant operating accruals.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Other long-term liabilities were as follows:

	December 29,	December 30,
	2007	2006
	(In thousands)

Accrued postretirement and other employee benefits	$249,230	$258,319
Liability for unrecognized tax benefits	217,570	279,802
Other	74,434	70,070

	$541,234	$608,191

Note 8 —	Assets Held-for-Sale

The Company reviews its assets in order to identify those assets that do not meet the Company’s future strategic direction or internal economic return criteria. As a result of this review, the Company has identified and is in the process of selling certain long-lived assets. In accordance with FAS 144, the Company has reclassified these assets as held-for-sale.

Total assets held-for-sale by segment were are follows:

	December 29,	December 30,
	2007	2006
	(In thousands)

Assets held-for-sale by segment:
Fresh fruit	$34,159	$28,337
Fresh vegetables	3,251	3,251
Fresh-cut flowers	38,834	—

Total assets held-for-sale	$76,244	$31,588

At December 29, 2007, included in the Company’s balance sheet are $73.8 million of assets held-for-sale related primarily to property, plant and equipment, net of accumulated depreciation and $2.4 million related to inventory. At December 30, 2006, included in the Company’s balance sheet are $31.6 million of assets held-for-sale related to property, plant and equipment, net of accumulated depreciation and $5.2 million related to accounts payable.

During the first quarter of 2007, two of the Company’s non-wholly-owned subsidiaries sold land parcels located in central California to subsidiaries of Castle & Cooke, Inc. (“Castle”) for $40.7 million, of which $30.5 million was in cash and $10.2 million was a note receivable. Castle is owned by David H. Murdock, the Company’s Chairman. At December 30, 2006, these land parcels were recorded as assets held-for-sale in the consolidated balance sheet. The Company’s share of the gain on the sale was approximately $0.9 million, net of income taxes. Since the sale involved the transfer of assets between two parties under common control, the gain on the sale was recorded as an increase to additional paid-in capital. These transactions have been included in the Company’s fresh fruit segment.

During the second quarter of 2007, the Company reclassified seven Chilean farms and related assets associated with its Chilean deciduous fruit operations as assets held-for-sale. In connection with the Company’s evaluation of the Chilean assets held-for-sale, the Company determined that certain long-lived assets were impaired and recorded a non-cash impairment charge of $3.8 million. The impairment charge of $3.8 million is included in cost of products sold in the consolidated statement of operations. The fair values of the assets in the impairment analysis were based on estimated sales prices of the related assets. The Company subsequently sold five of its Chilean farms classified as assets held-for-sale for $9.3 million. The Company received $4.9 million in cash proceeds, recorded $4.4 million as notes receivable and recognized a gain of $0.6 million, which is included in cost of products sold in the consolidated statement of operations.

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

During the fourth quarter of 2007, the Company reclassified additional land parcels (consisting of approximately 4,400 acres of land) and other related assets and liabilities of its citrus and pistachio operations located in central California as assets held-for-sale. Refer to Note 3 — Discontinued Operations for additional information related to the disposal of these assets.

Also during the fourth quarter, the Company reclassified a breakbulk refrigerated ship owned by a Latin American subsidiary as assets held-for-sale. During the first quarter of 2008, the Company sold the ship for $12.7 million and also entered into a lease agreement for the ship. The Company recognized a deferred gain of $11.9 million on the sale which is being amortized over the 3 year lease term.

Note 9 —	Property, Plant and Equipment

Major classes of property, plant and equipment were as follows:

	December 29,	December 30,
	2007	2006
	(In thousands)

Land and land improvements	$698,853	$754,051
Buildings and leasehold improvements	430,968	430,715
Machinery and equipment	803,353	698,051
Vessels and containers	218,970	231,640
Vessels and equipment under capital leases	98,006	96,460
Construction in progress	70,379	91,935

	2,320,529	2,302,852
Accumulated depreciation	(980,390)	(840,891)

	$1,340,139	$1,461,961

Depreciation is computed by the straight-line method over the estimated useful lives of the assets as follows:

Years

Land improvements	5 to 40
Buildings and leasehold improvements	2 to 50
Machinery and equipment	2 to 35
Vessels and containers	5 to 20
Vessels and equipment under capital leases	Shorter of useful life or life of lease

Depreciation expense for property, plant and equipment totaled $151.1 million, $144.8 million and $137.9 million for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 10 —	Goodwill and Intangible Assets

Goodwill has been allocated to the Company’s reporting segments as follows:

		Fresh	Packaged	Fresh-cut
	Fresh Fruit	Vegetables	Foods	Flowers	Other	Total
	(In thousands)

Balance as of December 31, 2005	$376,355	$97,868	$66,057	$—	$—	$540,280
Additions	24,035	—	—	—	—	24,035
Tax-related adjustments	(13,765)	(3,994)	(816)	—	—	(18,575)

Balance as of December 30, 2006	$386,625	$93,874	$65,241	$—	$—	$545,740

Adoption of FIN 48	(22,965)	(6,000)	(1,226)	—	—	(30,191)
Tax-related adjustments	(4,588)	(1,199)	(244)	—	—	(6,031)

Balance as of December 29, 2007	$359,072	$86,675	$63,771	$—	$—	$509,518

The additions to goodwill during the year ended December 30, 2006 relate to the acquisition of JP Fresh. Refer to Note 4 — Business Acquisitions for further details.

The tax-related adjustments result from changes to deductible temporary differences, operating loss or tax credit carryforwards and contingencies that existed at the time of the going-private merger transaction. Included in the 2006 tax-related adjustments is approximately $17.5 million of deferred tax assets established during 2006 that should have been established at the date of the going-private merger transaction.

Details of the Company’s intangible assets were as follows:

	December 29,	December 30,
	2007	2006
	(In thousands)

Amortized intangible assets:
Customer relationships	$48,906	$48,298
Other amortized intangible assets	5,851	6,696

	54,757	54,994
Accumulated amortization — customer relationships	(17,483)	(13,056)
Other accumulated amortization	(5,099)	(4,864)

Accumulated amortization — intangible assets	(22,582)	(17,920)

Intangible assets, net	32,175	37,074
Indefinite-lived intangible assets:
Trademark and trade names	689,615	689,615

Total identifiable intangible assets, net	$721,790	$726,689

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Amortization expense of identifiable intangibles totaled $4.5 million, $4.5 million and $11.9 million for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively. Estimated remaining amortization expense associated with the Company’s identifiable intangible assets in each of the next five fiscal years is as follows (in thousands):

Fiscal Year	Amount

2008	$4,421
2009	$4,421
2010	$4,421
2011	$4,421
2012	$4,421

The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”), during the second quarter of fiscal 2007. This review indicated no impairment to goodwill or any of the Company’s indefinite-lived intangible assets.

During the third quarter of 2007, indicators of impairment of goodwill and long-lived assets were identified in the Company’s fresh vegetables operating segment, related to the current operating losses of this segment. In response to these indicators, the Company performed impairment tests under the requirements of FAS 142 and FAS 144. The impairment test under FAS 142 showed that the Company’s goodwill was not impaired. Additionally, the impairment test of long-lived assets under FAS 144 for the fresh vegetables operating segment indicated these assets were recoverable and accordingly not impaired. The Company will continue to monitor and perform updates of its impairment testing of the recoverability of goodwill and long-lived assets as along as such impairment indicators are present.

During the third quarter of 2006 the Company restructured its fresh-cut flowers business. Due to indicators of impairment, the Company performed a two-step impairment test in accordance with FAS 144. As a result, the Company determined that the fresh-cut flowers indefinite-lived trade names were fully impaired and recorded an impairment charge of $4.9 million which is included in selling, marketing and general and administrative expenses in the consolidated statement of operations. Additionally, the Company identified certain other impairments of long-lived assets as a result of this impairment test. See Note 5 for a discussion of the fresh-cut flowers restructuring and asset impairments.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 11 —	Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following amounts:

	December 29,	December 30,
	2007	2006
	(In thousands)

Unsecured debt:
8.625% notes due 2009	$350,000	$350,000
7.25% notes due 2010	400,000	400,000
8.875% notes due 2011	200,000	200,000
8.75% debentures due 2013	155,000	155,000
Secured debt:
Revolving credit facility	176,400	167,600
Term loan facilities	960,375	967,688
Contracts and notes, at a weighted-average interest rate of 8.4% in 2007 (7.5% in 2006) through 2014	3,255	2,291
Capital lease obligations	85,959	88,380
Unamortized debt discount	(610)	(907)
Notes payable	81,018	34,129

	2,411,397	2,364,181
Current maturities	(95,189)	(48,584)

	$2,316,208	$2,315,597

Notes Payable

The Company borrows funds on a short-term basis to finance current operations. The terms of these borrowings range from one month to three months. The Company’s notes payable at December 29, 2007 consist primarily of foreign borrowings in Asia and Latin America.

Notes and Debentures

In April 2002, the Company completed the sale and issuance of $400 million aggregate principal amount of Senior Notes due 2009 (the “2009 Notes”). The 2009 Notes are redeemable, at the discretion of the Company, at par plus a make-whole amount, if any, and accrued and unpaid interest, any time prior to maturity. The 2009 Notes were issued at 99.50% of par.

In May 2003, the Company issued and sold $400 million aggregate principal amount of 7.25% Senior Notes due 2010 (the “2010 Notes”). The 2010 Notes were issued at par. The Company may redeem some or all of the 2010 Notes at a redemption price of 101.813% of their principal amount during 2008 and at 100% during 2009 and thereafter, plus accrued and unpaid interest.

In connection with the going-private merger transaction of 2003, the Company issued $475 million aggregate principal amount of 8.875% Senior Notes due 2011 (the “2011 Notes”). The 2011 Notes were issued at par. The Company may redeem some or all of the 2011 Notes at a redemption price of 102.219% of their principal amount during 2008 and at 100% during 2009 and thereafter, plus accrued and unpaid interest.

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

Interest on the notes and debentures is paid semi-annually.

None of the Company’s notes or debentures are subject to any sinking fund requirements. The notes and debentures are guaranteed by the Company’s wholly-owned domestic subsidiaries (Note 21).

Amendments to Credit Facilities

In April 2006, the Company completed an amendment and restatement of its senior secured credit agreement. The purposes of this refinancing included increasing the combined size of the Company’s revolving credit and letter of credit facilities, eliminating certain financial maintenance covenants, realizing currency gains arising out of the Company’s then existing yen-denominated term loan, and refinancing the higher-cost bank indebtedness of the Company’s immediate parent, Dole Holding Company, LLC (“DHC”) at the lower-cost Dole Food Company, Inc. level. The Company obtained $975 million of term loan facilities and $100 million in a pre-funded letter of credit facility, both of which mature in April 2013. The proceeds of the term loans were used to repay the then outstanding term loans and revolving credit facilities, as well as pay a dividend of $160 million to DHC, which proceeds were used to repay its Second Lien Senior Credit Facility.

In addition, the Company entered into a new asset based revolving credit facility (“ABL revolver”) of $350 million. The facility is secured by and is subject to a borrowing base consisting of up to 85% of eligible accounts receivable plus a predetermined percentage of eligible inventory, as defined in the credit facility. The ABL revolver matures in April 2011.

In connection with the 2006 refinancing transaction, the Company wrote-off deferred debt issuance costs of $8.1 million and recognized a gain of $6.5 million related to the settlement of its interest rate swap. These amounts were recorded to other income (expense), net in the consolidated statement of operations for the year ended December 30, 2006.

Revolving Credit Facility and Term Loans

As of December 29, 2007, the term loan facilities consisted of $221.6 million of Term Loan B and $738.8 million of Term Loan C. The term loan facilities bear interest at LIBOR plus a margin ranging from 1.75% to 2%, dependent upon the Company’s senior secured leverage ratio. The weighted average variable interest rates at December 29, 2007 for Term Loan B and Term Loan C were LIBOR plus 2%, or 7.2%. The term loan facilities require quarterly principal payments, plus a balloon payment due in 2013.

As of December 29, 2007, the ABL revolver borrowing base was $314.6 million and the amount outstanding under the ABL revolver was $176.4 million. The ABL revolver bears interest at LIBOR plus a margin ranging from 1.25% to 1.75%, dependent upon the Company’s historical borrowing availability under this facility. At December 29, 2007, the weighted average variable interest rate for the ABL revolver was LIBOR plus 1.5%, or 6.6%. After taking into account approximately $4.3 million of outstanding letters of credit issued under the ABL revolver, the Company had approximately $133.9 million available for borrowings as of December 29, 2007. In addition, the Company had approximately $91.8 million of letters of credit and bank guarantees outstanding under its pre-funded letter of credit facility as of December 29, 2007.

A commitment fee, which fluctuated between 0.25% and 0.375%, was paid based on the total unused portion of the revolving credit facility. In addition, there is a facility fee on the pre-funded letter of credit facility. The Company paid a total of $0.7 million, $1 million and $0.7 million in commitment and facility fees for the years ended December 29, 2007, December 30, 2006 and December 31, 2005.

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

The revolving credit facility and term loan facilities are collateralized by substantially all of the Company’s tangible and intangible assets, other than certain intercompany debt, certain equity interests and each of the Company’s U.S. manufacturing plants and processing facilities that has a net book value exceeding 1% of the Company’s net tangible assets.

Capital Lease Obligations

At December 29, 2007, included in capital lease obligations is $83.4 million of vessel financings related to two vessel leases denominated in British pound sterling. The interest rates on these leases are based on LIBOR plus a spread. The remaining $2.6 million of capital lease obligations relate primarily to ripening rooms and machinery and equipment. Interest rates under these leases are fixed. The capital lease obligations are collateralized by the underlying leased assets.

Covenants

Provisions under the indentures to the Company’s senior notes and debentures require the Company to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. At December 29, 2007, the Company was in compliance with all applicable covenants.

Debt Issuance Costs

Expenses related to the issuance of long-term debt are capitalized and amortized to interest expense over the term of the underlying debt. During the years ended December 29, 2007, December 30, 2006 and December 31, 2005, the Company amortized deferred debt issuance costs of $4.1 million, $4.4 million and $5.9 million, respectively.

The Company wrote off $8.1 million and $10.7 million of deferred debt issuance costs during the years ended December 30, 2006 and December 31, 2005, respectively. The 2006 write-off was a result of the April 2006 refinancing transaction. The write-off of debt issuance costs in 2005 resulted from the prepayment of $325 million of unsecured senior notes and $335 million of term loan facilities.

Maturities of Notes Payable and Long-Term Debt

Maturities with respect to notes payable and long-term debt as of December 29, 2007 were as follows (in thousands):

Fiscal Year	Amount

2008	$95,189
2009	364,184
2010	413,763
2011	389,933
2012	13,675
Thereafter	1,134,653

Total	$2,411,397

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Other

In addition to amounts available under the revolving credit facility, the Company’s subsidiaries have uncommitted lines of credit of approximately $187.3 million at various local banks, of which $98.5 million was available at December 29, 2007. These lines of credit are used primarily for short-term borrowings, foreign currency exchange settlement and the issuance of letters of credit or bank guarantees. Several of the Company’s uncommitted lines of credit expire in 2008 while others do not have a commitment expiration date. These arrangements may be cancelled at any time by the Company or the banks. The Company’s ability to utilize these lines of credit is limited under the terms of its senior secured credit facilities and bond indentures.

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

For the U.S. qualified pension plan, the Company’s historical policy has been to fund the normal cost plus a 15-year amortization of the unfunded liability, subject to statutory minimums. However, as a result of the Pension Protection Act of 2006 (see discussion below), the Company is required to amortize the unfunded liability over a 7-year period beginning in 2008. Most of the Company’s international pension plans and all of its OPRB plans are unfunded.

All pension benefits for U.S. salaried employees were frozen in 2002. The assumption for the rate of compensation increase of 2.5% on the U.S. plans represents the rate associated with the participants whose benefits are negotiated under collective bargaining arrangements.

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

The incremental effects of applying FAS 158 on individual lines in the Company’s 2006 consolidated balance sheet were as follows:

	Balances Before		Balances After
	Adoption of		Adoption of
	FAS 158	Adjustments	FAS 158
	(In thousands)

Other assets	$299	$(87)	$212
Long-term liabilities	$235,039	$6,337	$241,376
Deferred income tax liabilities	$(12,373)	$(3,178)	$(15,551)
Accumulated other comprehensive loss	$(27,534)	$(3,246)	$(30,780)
Total assets	$4,612,443	$(87)	$4,612,356
Total liabilities	$4,268,114	$3,159	$4,271,273
Total shareholders’ equity	$344,329	$(3,246)	$341,083

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Pension Protection Act of 2006

In August 2006, the Pension Protection Act of 2006 was signed into law. This legislation changes the method of valuing the U.S. qualified pension plan assets and liabilities for funding purposes, as well as the minimum funding levels required beginning in 2008. The effect of these changes will be larger contributions over the next seven years, with the goal of being fully funded by 2014. The amount of unfunded liability in future years will be affected by future contributions, demographic changes, investment returns on plan assets, and interest rates, so full funding may be achieved sooner or later than 2014. The Company anticipates funding pension contributions with cash from operations.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law in December 2003. The Act introduced a prescription drug benefit under Medicare (“Medicare Part D”), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. The Company determined that the benefits provided by certain of its postretirement health care plans are actuarially equivalent to Medicare Part D and thus qualify for the subsidy under the Act. The expected subsidy decreased the accumulated postretirement benefit obligation (“APBO”) by $3.5 million and $5 million as of December 29, 2007 and December 30, 2006, respectively. The net periodic benefit costs for 2007, 2006 and 2005 were reduced by approximately $0.2 million, $0.3 million and $0.5 million, respectively, due to the expected subsidy.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Obligations and Funded Status — The status of the Company’s defined benefit pension and OPRB plans was as follows:

	U.S. Pension Plans		International Pension Plans		OPRB Plans
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 29,	December 30,	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006	2007	2006
	(In thousands)

Change in projected benefit obligation
Benefit obligation at beginning of period	$310,186	$305,354	$134,098	$72,088	$68,628	$72,008
Service cost	149	1,550	6,947	4,443	308	282
Interest cost	17,139	16,878	8,820	7,165	4,639	3,908
Participant contributions	—	—	458	176	—	—
Foreign currency exchange rate changes	—	—	10,298	7,894	—	—
Actuarial (gain) loss	5,778	11,246	(7,736)	9,245	(5,194)	(3,044)
Acquisitions	—	—	—	42,340	—	—
Divestitures	—	—	—	(212)	—	—
Curtailments, settlements and terminations, net	—	—	—	35	—	—
Benefits paid	(25,155)	(24,842)	(11,171)	(9,076)	(4,578)	(4,526)

Benefit obligation at end of period	$308,097	$310,186	$141,714	$134,098	$63,803	$68,628

Change in plan assets
Fair value of plan assets at beginning of period	$236,712	$230,303	$35,036	$3,608	$—	$—
Actual return on plan assets	17,451	26,121	1,167	541	—	—
Company contributions	8,873	5,130	11,826	9,040	4,578	4,526
Participant contributions	—	—	458	176	—	—
Foreign currency exchange rate changes	—	—	1,169	2,145	—	—
Benefits paid	(25,155)	(24,842)	(11,171)	(9,076)	(4,578)	(4,526)
Acquisitions	—	—	—	28,710	—	—
Divestitures	—	—	—	(108)	—	—

Fair value of plan assets at end of period	$237,881	$236,712	$38,485	$35,036	$—	$—

Funded status	$(70,216)	$(73,474)	$(103,229)	$(99,062)	$(63,803)	$(68,628)

Amounts recognized in the Consolidated Balance Sheets
Other assets	$—	$—	$—	$212	$—	$—
Long-term liabilities	(70,216)	(73,474)	(103,229)	(99,274)	(63,803)	(68,628)

	$(70,216)	$(73,474)	$(103,229)	$(99,062)	$(63,803)	$(68,628)

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Amounts recognized in accumulated other comprehensive loss at December 29, 2007 and December 30, 2006 are as follows:

	U.S. Pension Plans		International Pension Plans		OPRB Plans
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 29,	December 30,	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006	2007	2006
	(In thousands)

Net actuarial loss (gain)	$42,754	$37,941	$7,970	$15,018	$(6,136)	$(847)
Prior service cost (benefit)	1	2	392	407	(5,460)	(6,374)
Net transition obligation	—	—	149	183	—	—
Income taxes	(16,034)	(15,535)	(208)	(1,068)	3,324	1,053

Total	$26,721	$22,408	$8,303	$14,540	$(8,272)	$(6,168)

All of the Company’s pension plans were underfunded at December 29, 2007, having accumulated benefit obligations exceeding the fair value of plan assets. The accumulated benefit obligation for all defined benefit pension plans was $417.6 million and $406.6 million at December 29, 2007 and December 30, 2006, respectively. The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	December 29,	December 30,
	2007	2006
	(In thousands)

Projected benefit obligation	$449,811	$444,046
Accumulated benefit obligation	$417,581	$406,392
Fair value of plan assets	$276,366	$271,297

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Components of Net Periodic Benefit Cost and Other Changes Recognized in Other Comprehensive Loss

The components of net periodic benefit cost and other changes recognized in other comprehensive loss for the Company’s U.S. and international pension plans and OPRB plans were as follows:

	U.S Pension Plans			International Pension Plans
	Year	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended	Ended
	December 29,	December 30,	December 31,	December 29,	December 30,	December 31,
	2007	2006	2005	2007	2006	2005
	(In thousands)

Components of net periodic benefit cost:
Service cost	$149	$1,550	$1,683	$6,947	$4,443	$5,489
Interest cost	17,139	16,878	17,548	8,820	7,165	7,700
Expected return on plan assets	(17,721)	(18,021)	(18,075)	(2,473)	(905)	(356)
Amortization of:
Unrecognized net loss	1,236	652	862	525	201	129
Unrecognized prior service cost	1	1	2	79	69	65
Unrecognized net transition obligation	—	—	—	56	51	49
Curtailments, settlements and terminations, net	—	—	—	653	1,197	819

	$804	$1,060	$2,020	$14,607	$12,221	$13,895

Other changes recognized in other comprehensive loss
Net loss (gain)	$6,049			$(6,430)
Amortization of:
Unrecognized net loss	(1,236)			(525)
Unrecognized prior service cost	(1)			(79)
Unrecognized net transition obligation	—			(56)
Curtailments, settlements and terminations, net	—			(653)
Foreign currency adjustment	—			646
Income taxes	(499)			860

Total recognized in other comprehensive loss	$4,313			$(6,237)

Total recognized in net periodic benefit cost and other comprehensive loss, net of income taxes	$5,117			$8,370

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

	OPRB Plans
	Year	Year	Year
	Ended	Ended	Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
	(In thousands)

Components of net periodic benefit cost:
Service cost	$308	$282	$406
Interest cost	4,639	3,908	4,186
Amortization of:
Unrecognized net loss (gain)	95	(112)	—
Unrecognized prior service benefit	(914)	(914)	(747)
Curtailments, settlements and terminations, net	—	(1,062)	—

	$4,128	$2,102	$3,845

Other changes recognized in other comprehensive loss
Net gain	$(5,194)
Amortization of:
Unrecognized net loss	(95)
Unrecognized prior service benefit	914
Income taxes	2,271

Total recognized in other comprehensive loss	$(2,104)

Total recognized in net periodic benefit cost and other comprehensive loss, net of income taxes	$2,024

The estimated net loss, prior service cost and transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $2.1 million. The estimated actuarial net gain and prior service benefit for the OPRB plans that will be amortized from accumulated other comprehensive loss into periodic benefit cost over the next fiscal year is $0.9 million.

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 29, 2007 and December 30, 2006 are as follows:

	U.S. Pension		International
	Plans		Pension Plans		OPRB Plans
	2007	2006	2007	2006	2007	2006

Rate assumptions:
Discount rate	6.25%	5.75%	7.52%	6.61%	6.44%	5.91%
Rate of compensation increase	2.50%	2.50%	5.22%	5.15%	—	—

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 29, 2007 and December 30, 2006 are as follows:

	U.S. Pension		International
	Plans		Pension Plans		OPRB Plans
	2007	2006	2007	2006	2007	2006

Rate assumptions:
Discount rate	5.75%	5.75%	6.61%	10.17%	5.91%	5.74%
Compensation increase	2.50%	2.50%	5.15%	7.02%	—	4.95%
Rate of return on plan assets	8.00%	8.25%	6.73%	7.12%	—	—

International plan discount rates, assumed rates of increase in future compensation and expected long-term return on assets differ from the assumptions used for U.S. plans due to differences in the local economic conditions in the countries in which the international plans are based.

The APBO for the Company’s U.S. OPRB plan in 2007 and 2006 was determined using the following assumed annual rate of increase in the per capita cost of covered health care benefits:

	Year Ended	Year Ended
	December 29,	December 30,
Fiscal Year	2007	2006

Health care costs trend rate assumed for next year	9%	8%
Rate of increase to which the cost of benefits is assumed to decline (the ultimate trend rate)	5.5%	5.5%
Year that the rate reaches the ultimate trend rate	2012	2010

A one-percentage-point change in assumed health care cost trend rates would have the following impact on the Company’s OPRB plans:

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease
	(In thousands)

Increase (decrease) in service and interest cost	$306	$(267)
Increase (decrease) in postretirement benefit obligation	$4,510	$(3,919)

Plan Assets

The Company’s U.S. pension plan weighted-average asset allocations at December 29, 2007 and December 30, 2006 by asset category, are as follows:

	Plan Assets at
	December 29,	December 30,
Asset Category	2007	2006

Fixed income securities	41%	39%
Equity securities	57%	59%
Private equity and venture capital funds	2%	2%

Total	100%	100%

The plan’s asset allocation includes a mix of fixed income investments designed to reduce volatility and equity investments designed to maintain funding ratios and long-term financial health of the plan. The equity investments are diversified across U.S. and international stocks as well as growth, value, and small and large capitalizations.

Private equity and venture capital funds are used to enhance long-term returns while improving portfolio diversification. The Company employs a total return investment approach whereby a mix of fixed income and

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

equity investments is used to maximize the long-term return of plan assets with a prudent level of risk. The objectives of this strategy are to achieve full funding of the accumulated benefit obligation, and to achieve investment experience over time that will minimize pension expense volatility and minimize the Company’s contributions required to maintain full funding status. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The following is the plan’s target asset mix, which management believes provides the optimal tradeoff of diversification and long-term asset growth:

Target
Asset Class	Allocation

Fixed income securities	40%
Equity securities	55%
Private equity and venture capital funds	5%

The pension plan did not hold any of the Company’s common stock at December 29, 2007 and December 30, 2006.

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

The Company applies the “10% corridor” approach to amortize unrecognized actuarial gains (losses) on both its U.S. and international pension and OPRB plans. Under this approach, only actuarial gains (losses) that exceed 10% of the greater of the projected benefit obligation or the market-related value of the plan assets are amortized. The amortization period is based on the average remaining service period of active employees expected to receive benefits under each plan or over the life expectancy of inactive participants where all, or nearly all, participants are inactive. For the year ended December 29, 2007, the average remaining service period used to amortize unrecognized actuarial gains (losses) for its domestic plans was approximately 10.5 years.

Plan Contributions and Estimated Future Benefit Payments

During 2007, the Company contributed $6.6 million to its qualified U.S. pension plan, which included voluntary contributions above the minimum requirements for the plan. The Company will contribute approximately $8 million to its U.S. qualified plan in 2008, which is the estimated minimum funding requirement calculated under the Pension Protection Act of 2006. Future contributions to the U.S. pension plan in excess of the minimum funding requirement are voluntary and may change depending on the Company’s operating performance or at management’s discretion. The Company expects to make payments related to its other U.S. and foreign pension and OPRB plans of $20.5 million in 2008.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The following table presents estimated future benefit payments:

		International
	U.S. Pension	Pension
Fiscal Year	Plans	Plans	OPRB Plans
	(In thousands)

2008	$24,800	$9,133	$5,782
2009	24,500	8,548	5,858
2010	24,400	9,957	5,911
2011	24,100	10,155	5,917
2012	24,000	11,084	5,790
2013-2018	116,800	68,524	26,753

Total	$238,600	$117,401	$56,011

Defined Contribution Plans

The Company offers defined contribution plans to eligible employees. Such employees may defer a percentage of their annual compensation in accordance with plan guidelines. Some of these plans provide for a Company match that is subject to a maximum contribution as defined by the plan. Company contributions to its defined contribution plans totaled $9.3 million, $9.4 million and $9.6 million in the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

Multi-Employer Plans

The Company is also party to various industry-wide collective bargaining agreements that provide pension benefits. Total contributions to these plans for eligible participants were approximately $2.8 million, $3.7 million and $3.6 million in the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

Note 13 —	Shareholders’ Equity

The Company’s authorized share capital as of December 29, 2007 and December 30, 2006 consisted of 1,000 shares of $0.001 par value common stock of which 1,000 shares were issued and outstanding. All issued and outstanding shares are owned by DHC, a Delaware limited liability company and a direct wholly-owned subsidiary of DHM Holding Company, Inc. (“HoldCo”).

Dividends

The Company did not declare or pay a dividend to its parent during the year ended December 29, 2007. During the year ended December 30, 2006, the Company declared and paid dividends of $163.7 million to DHC. During the year ended December 31, 2005, the Company declared and paid dividends of $77.3 million to DHC. As planned, the dividends were a partial return of the $100 million capital contribution made to the Company by DHC during 2004.

The Company’s ability to declare dividends is limited under the terms of its senior secured credit facilities and bond indentures. As of December 29, 2007, the Company had no ability to declare and pay dividends or other similar distributions.

Capital Contributions and Return of Capital

There were no capital contributions or return of capital transactions during the year ended December 29, 2007.

On March 3, 2006, HoldCo executed a $150 million senior secured term loan agreement. In March 2006, HoldCo contributed $28.4 million to its wholly-owned subsidiary, DHC, the Company’s immediate parent, which contributed the funds to the Company. As planned, in October 2006, the Company declared a cash capital

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

repayment of $28.4 million to DHC, returning the $28.4 million capital contribution made by DHC in March 2006. The Company repaid this amount during the fourth quarter of 2006.

On October 4, 2006, the Company loaned $31 million to DHC, which then dividended the funds to HoldCo for contribution to Westlake Wellbeing Properties, LLC. In connection with this funding, an intercompany loan agreement was entered into between DHC and the Company. DHC has no operations and would need to repay the loan with a dividend from the Company, a contribution from HoldCo, or through a financing transaction. It is currently anticipated that amounts under the intercompany loan agreement will be replaced with dividend proceeds or, the loan would be forgiven in the future. The Company has accounted for the intercompany loan as a distribution of additional paid-in capital.

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

Management evaluates and monitors segment performance primarily through, among other measures, earnings before interest expense and income taxes (“EBIT”). EBIT is calculated by adding interest expense and income taxes to income (loss) from continuing operations. Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to the Company as a whole. EBIT is not defined under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered in isolation or as a substitute for net income or cash flow measures prepared in accordance with GAAP or as a measure of the Company’s profitability. Additionally, the Company’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate EBIT in the same fashion.

In the tables below, only revenues from external customers and EBIT reflect results from continuing operations. Total assets, tangible long-lived assets, depreciation and amortization and capital additions reflect results from continuing and discontinued operations for 2007, 2006 and 2005.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The results of operations and financial position of the four reportable operating segments and corporate were as follows:

Results of Operations:

	2007	2006	2005
	(In thousands)

Revenues from external customers
Fresh fruit	$4,736,902	$3,968,963	$3,699,060
Fresh vegetables	1,059,401	1,082,416	1,083,227
Packaged foods	1,023,257	938,336	854,230
Fresh-cut flowers	110,153	160,074	171,259
Corporate	1,252	1,148	1,049

	$6,930,965	$6,150,937	$5,808,825

EBIT
Fresh fruit	$170,598	$103,891	$204,234
Fresh vegetables	(21,725)	(7,301)	11,375
Packaged foods	78,492	91,392	87,495
Fresh-cut flowers	(19,132)	(57,001)	(5,094)

Total operating segments	208,233	130,981	298,010
Corporate	(70,247)	(32,713)	(70,298)
Interest expense	(194,865)	(174,715)	(142,452)
Income taxes	(1,060)	(18,230)	(44,175)

Income (loss) from continuing operations, net of income taxes	$(57,939)	$(94,677)	$41,085

Corporate EBIT includes general and administrative costs not allocated to operating segments.

Substantially all of the Company’s equity earnings in unconsolidated subsidiaries, which have been included in EBIT in the table above, relate to the fresh fruit operating segment.

Financial Position:

	December 29,	December 30,
	2007	2006
	(In thousands)

Total assets
Fresh fruit	$2,528,169	$2,451,518
Fresh vegetables	476,501	479,217
Packaged foods	693,515	653,077
Fresh-cut flowers	112,578	115,477

Total operating segments	3,810,763	3,699,289
Corporate	832,121	913,067

	$4,642,884	$4,612,356

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Depreciation and amortization and capital additions by segment were as follows:

	2007	2006	2005
	(In thousands)

Depreciation and amortization
Fresh fruit	$96,947	$92,788	$94,481
Fresh vegetables	18,414	15,744	15,602
Packaged foods	32,989	31,454	30,704
Fresh-cut flowers	3,757	4,578	4,603
Other operating segments	—	647	675
Corporate	3,498	4,136	3,744

	$155,605	$149,347	$149,809

Capital additions
Fresh fruit	$52,760	$42,482	$100,358
Fresh vegetables	27,433	52,990	17,691
Packaged foods	23,913	19,728	21,845
Fresh-cut flowers	2,966	1,611	2,324
Other operating segments	—	1,549	2,555
Corporate	158	975	1,533

	$107,230	$119,335	$146,306

The Company’s revenues from external customers and tangible long-lived assets by country/region were as follows:

	2007	2006	2005
	(In thousands)

Revenues from external customers
United States	$2,773,398	$2,731,926	$2,645,674
Japan	590,774	579,121	641,969
Sweden	474,185	354,484	479,888
Germany	470,662	439,825	406,564
United Kingdom	331,884	110,454	53,756
Canada	263,149	224,906	141,642
Other Euro zone countries	808,201	743,294	671,075
Other international	1,218,712	966,927	768,257

	$6,930,965	$6,150,937	$5,808,825

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

In the Other international category above, there are no individual countries whose revenues from external customers are considered material.

	December 29,	December 30,
	2007	2006
	(In thousands)

Tangible long-lived assets
United States	$654,051	$706,929
Oceangoing assets	161,531	195,906
Philippines	148,786	136,228
Costa Rica	97,576	120,088
Honduras	77,093	80,513
Chile	56,974	75,844
Ecuador	54,254	69,772
Other international	245,461	228,633

	$1,495,726	$1,613,913

Note 15 —	Operating Leases and Other Commitments

In addition to obligations recorded on the Company’s Consolidated Balance Sheet as of December 29, 2007, the Company has commitments under cancelable and non-cancelable operating leases, primarily for land, equipment and office warehouse facilities. A significant portion of the Company’s lease payments are fixed. Total rental expense, including rent related to cancelable and non-cancelable leases, was $169.2 million, $153 million and $130 million (net of sublease income of $16.6 million, $16.4 million and $15.9 million) for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

The Company modified the terms of its corporate aircraft lease agreement during 2007. The modification primarily extended the lease period from terminating in 2010 to 2018. The Company’s corporate aircraft lease agreement includes a residual value guarantee of up to $4.8 million at the termination of the lease in 2018.

As of December 29, 2007, the Company’s non-cancelable minimum lease commitments, including residual value guarantees, before sublease income, were as follows (in thousands):

Fiscal Year	Amount

2008	$122,728
2009	80,507
2010	70,171
2011	53,913
2012	32,194
Thereafter	102,695

Total	$462,208

Total expected future sublease income is $44.6 million.

In order to secure sufficient product to meet demand and to supplement the Company’s own production, the Company has entered into non-cancelable agreements with independent growers primarily in Latin America to purchase substantially all of their production subject to market demand and product quality as well as with food manufacturers. Prices under these agreements are generally fixed and contract terms range from one to sixteen years. Total purchases under these agreements were $564.5 million, $474.5 million and $433.4 million for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

At December 29, 2007, aggregate future payments under such purchase commitments (based on December 29, 2007 pricing and volumes) are as follows (in thousands):

Fiscal Year	Amount

2008	$491,264
2009	343,762
2010	279,403
2011	228,343
2012	86,095
Thereafter	73,578

Total	$1,502,445

In order to ensure a steady supply of packing supplies and to maximize volume incentive rebates, the Company has entered into contracts with certain suppliers for the purchase of packing supplies, as defined in the respective agreements, over periods of up to three years. Purchases under these contracts for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 were approximately $272.7 million, $207.6 million and $227.3 million, respectively.

Under these contracts, the Company was committed at December 29, 2007, to purchase packing supplies, assuming current price levels, as follows (in thousands):

Fiscal Year	Amount

2008	$249,125
2009	83,685
2010	55,185
2011	—
2012	—
Thereafter	—

Total	$387,995

The Company also has an airfreight contract with a company to transport product from Latin America to the United States. Payments under this contract were $17.6 million $22.4 million and $18.9 million for 2007, 2006 and 2005, respectively. The contract expires in 2011. Estimated payments for 2008, 2009 and 2010 are $11.7 million each year and for 2011 are $8.3 million.

The Company has numerous collective bargaining agreements with various unions covering approximately 33% of the Company’s hourly full-time and seasonal employees. Of the unionized employees, 35% are covered under a collective bargaining agreement that will expire within one year and the remaining 65% are covered under collective bargaining agreements expiring beyond the upcoming year. These agreements are subject to periodic negotiation and renewal. Failure to renew any of these collective bargaining agreements may result in a strike or work stoppage; however, management does not expect that the outcome of these negotiations and renewals will have a material adverse impact on the Company’s financial condition or results of operations.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

used to hedge them, thereby reducing volatility of earnings. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“FAS 133”), establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability and measured at fair value. FAS 133 also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. For those instruments that qualify for hedge accounting as cash flow hedges, any unrealized gains or losses are included in accumulated other comprehensive income (loss), with the corresponding asset or liability recorded on the balance sheet. Any portion of a cash flow hedge that is deemed to be ineffective is recognized into current period earnings. When the transaction underlying the hedge is recognized into earnings, the related other comprehensive income (loss) is reclassified to current period earnings.

Through the first quarter of 2007, all of the Company’s derivative instruments were designated as effective hedges of cash flows as defined by FAS 133. However, during the second quarter of 2007, the Company elected to discontinue its designation of both its foreign currency and bunker fuel hedges as cash flow hedges under FAS 133. The interest rate swap will continue to be accounted for as a cash flow hedge under FAS 133. As a result, all changes in the fair value of the Company’s derivative financial instruments from the time of discontinuation of hedge accounting are reflected in the Company’s consolidated statement of operations Gains and losses on foreign currency and bunker fuel hedges are now recorded as a component of cost of products sold in the consolidated statement of operations. Gains and losses related to the interest rate swap are recorded as a component of interest expense in the consolidated statements of operations.

The Company estimates the fair values of its derivatives based on quoted market prices or pricing models using current market rates and records all derivatives on the balance sheet at fair value.

Foreign Currency Hedges

Some of the Company’s divisions operate in functional currencies other than the U.S. dollar. As a result, the Company enters into cash flow derivative instruments to hedge portions of anticipated revenue streams and operating expenses. At December 29, 2007, the Company had forward contract hedges for forecasted revenue transactions denominated in the Japanese yen, the Euro and the Canadian dollar and for forecasted operating expenses denominated in the Chilean peso and Thai baht. The Company uses foreign currency exchange forward contracts and participating forward contracts to reduce its risk related to anticipated dollar equivalent foreign currency cash flows.

In addition, the net assets of some of the Company’s foreign subsidiaries are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive income (loss) in shareholders’ equity. The Company has historically not attempted to hedge this equity risk.

The Company recorded a gain of $5.6 million and $0.9 million for the years ended December 29, 2007 and December 30, 2006, respectively, and a loss of $2 million for the year ended December 31, 2005 related to the settlement of foreign currency exchange contracts. Additionally, during the fourth quarter of 2007, the Company settled early its Philippine peso hedges and Colombian peso hedges that were expected to settle during 2008, realizing gains of $13.2 million. These gains and losses were included as a component of cost of products sold in the consolidated statements of operations for 2007, 2006 and 2005.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

At December 29, 2007, the gross notional value and unrecognized gains (losses) of the Company’s foreign currency hedges were as follows:

	Gross Notional Value			Unrecognized
	Participating			Gains	Average Strike	Settlement
	Forwards	Forwards	Total	(Losses)	Price	Year
	(In thousands)

Foreign Currency Hedges(Buy/Sell):
U.S Dollar/Japanese Yen	$137,610	$3,784	$141,394	$(1,265)	JPY 113.6	2008
U.S Dollar/Euro	265,025	—	265,025	(8,378)	EUR 1.37	2008/2009
U.S Dollar/Canadian Dollar	—	43,446	43,446	(2,932)	CAD 1.05	2008
Chilean Peso/U.S. Dollar	—	27,525	27,525	303	CLP 505	2008
Thai Baht/U.S. Dollar	45,050	37,011	82,061	207	THB 33.7	2008

Total	$447,685	$111,766	$559,451	$(12,065)

For foreign currency hedges, unrecognized gain (losses) represent the fair market value of these instruments and are recorded in the consolidated balance sheet as either current assets or current liabilities.

At December 30, 2006 the Company had outstanding hedges denominated in the Japanese yen, the Euro, the Canadian dollar, the Chilean peso, the Colombian peso and the Philippine peso. The unrecognized gain associated with these hedges was $3.5 million at December 30, 2006.

Bunker Fuel Hedges

The Company enters into bunker fuel hedges for its shipping operations to reduce its risk related to price fluctuations on anticipated bunker fuel purchases. At December 29, 2007, the gross notional value and unrecognized gain (in thousands) of the Company’s bunker fuel hedges were as follows:

		Unrecognized
	Notional Volume	Gain	Average Price	Settlement
	(metric tons)	(In thousands)	(per metric ton)	Year

Bunker Fuel Hedges:
Rotterdam	8,891	$749	$312	2008

At December 29, 2007, the fair value of the bunker fuel hedges was an asset of $1.1 million. The difference between the fair value and unrecognized gain of $0.4 million relates to unsettled bunker fuel hedges that received FAS 133 treatment prior to the discontinuation of hedge accounting during the second quarter of 2007. At December 30, 2006, the fair value of the bunker fuel hedges, a liability of $2.5 million, included an ineffective loss component of approximately $1.1 million.

The Company recorded a gain of $3.9 million and a loss of $3.5 million related to the settlement of bunker fuel contracts for the years ended December 29, 2007 and December 30, 2006, respectively.

Interest Rate and Cross Currency Swaps

As discussed in Note 11, the Company completed an amendment and restatement of its senior secured credit facilities in April 2006. As a result of this refinancing transaction, the Company recognized a gain of $6.5 million related to the settlement of its interest rate swap associated with its then existing Term Loan A. This amount was recorded to other income (expense), net in the consolidated statement of operations for the year ended December 30, 2006.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

In June 2006, subsequent to the refinancing transaction, the Company entered into an interest rate swap in order to hedge future changes in interest rates. This agreement effectively converted $320 million of borrowings under Term Loan C, which was variable-rate debt, to a fixed-rate basis through June 2011. The interest rate swap fixed the interest rate at 7.24%. The paying and receiving rates under the interest rate swap were 5.49% and 5.24% as of December 29, 2007, with an outstanding notional amount of $320 million. The critical terms of the interest rate swap were substantially the same as those of Term Loan C, including quarterly principal and interest settlements. The interest rate swap hedge has been designated as an effective hedge of cash flows as defined by FAS 133. The fair value of the interest rate swap was a liability of $15.9 million and $6.4 million at December 29, 2007 and December 30, 2006, respectively. For both 2007 and 2006, $0.4 million was recognized as interest expense in the consolidated statements of operations related to net payments of the interest rate swap.

In addition, in June 2006, the Company executed a cross currency swap to synthetically convert $320 million of Term Loan C into Japanese yen denominated debt in order to effectively lower the U.S. dollar fixed interest rate of 7.24% to a Japanese yen interest rate of 3.60%. Payments under the cross currency swap were converted from U.S. dollars to Japanese yen at an exchange rate of ¥111.92 Japanese yen to U.S. dollars. The cross currency swap does not qualify for hedge accounting and as a result all gains and losses are recorded through other income (expense) in the consolidated statement of operations. The fair value of the cross currency swap was an asset of $9.9 million and $20.7 million at December 29, 2007 and December 30, 2006, respectively. Realized gains related to settlements of the cross currency swap amounted to $12.8 million and $4.1 million for 2007 and 2006, respectively. These gains are recorded through other income (expense) in the consolidated statement of operations.

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

The Company is a guarantor of indebtedness to some of its key fruit suppliers and other entities integral to the Company’s operations. At December 29, 2007, guarantees of $3.5 million consisted primarily of amounts advanced under third-party bank agreements to independent growers that supply the Company with product. The Company has not historically experienced any significant losses associated with these guarantees.

The Company issues letters of credit and bank guarantees through its ABL revolver and it pre-funded letter of credit facilities, and, in addition, separately through major banking institutions. The Company also provides insurance company issued bonds. These letters of credit, bank guarantees and insurance company bonds are required by certain regulatory authorities, suppliers and other operating agreements. As of December 29, 2007, total letters of credit, bank guarantees and bonds outstanding under these arrangements were $141 million, of which $4.3 million were issued under its pre-funded letter of credit facility.

The Company also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. The Company guaranteed $217.1 million of its subsidiaries’ obligations to their suppliers and other third parties as of December 29, 2007.

The Company has change of control agreements with certain key executives, under which severance payments and benefits would become payable in the event of specified terminations of employment following a change of control (as defined) of the Company.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

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

Currently there are 444 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP, seeking enforcement of Nicaraguan judgments, or seeking to bar Dole’s efforts to resolve DBCP claims in Nicaragua. Twenty-two of these lawsuits are currently pending in various jurisdictions in the United States. Of the 22 U.S. lawsuits, nine have been brought by foreign workers who allege exposure to DBCP in countries where Dole did not have operations during the relevant time period. One case pending in Los Angeles Superior Court with 12 Nicaraguan plaintiffs resulted in initial verdicts of approximately $5 million in damages against Dole in favor of six of the plaintiffs. As a result of the court’s March 7, 2008 favorable rulings on Dole’s post-verdict motions, the damages against Dole have now been reduced to $1.58 million in total compensatory awards to four of the plaintiffs; and the court granted Dole’s motion for a new trial as to the claims of one of the plaintiffs. Judgment is expected to be entered on March 31, 2008. The remaining cases are pending in Latin America and the Philippines, including 212 labor cases pending in Costa Rica under that country’s national insurance program. Claimed damages in DBCP cases worldwide total approximately $42.3 billion, with lawsuits in Nicaragua representing approximately 85% of this amount. In almost all of the non-labor cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against the Company.

In Nicaragua, 189 cases are currently filed in various courts throughout the country, with all but one of the lawsuits brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional.

Twenty-four cases have resulted in judgments in Nicaragua: $489.4 million (nine cases consolidated with 468 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; $64.8 million (one case with 86 claimants) on June 15, 2004; $27.7 million (one case with 39 claimants) on March 17, 2005; $98.5 million (one case with 150 claimants) on

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

August 8, 2005; $46.4 million (one case with 62 claimants) on August 20, 2005; $809 million (six cases consolidated with 1,248 claimants) on December 1, 2006; and $38.4 million (one case with 192 claimants) on November 14, 2007. The Company has appealed all judgments, with the Company’s appeal of the August 8, 2005 $98.5 million judgment and of the December 1, 2006 $809 million judgment currently pending before the Nicaragua Court of Appeal.

There are 26 active cases currently pending in civil courts in Managua (15), Chinandega (10) and Puerto Cabezas (1), all of which have been brought under Law 364 except for one of the cases pending in Chinandega. In the 25 active cases under Law 364, except for six cases in Chinandega and five cases in Managua, where the Company has not yet been ordered to answer, the Company has sought to have the cases returned to the United States pursuant to Law 364. A Chinandega court in one case has ordered the plaintiffs to respond to our request. In the other 2 active cases under Law 364 pending there, the Chinandega courts have denied the Company’s requests; and the court in Puerto Cabezas has denied the Company’s request in the one case there. The Company’s requests in ten of the cases in Managua are still pending; and the Company expects to make similar requests in the remaining five cases at the appropriate time. The Company has appealed the decision of the court in Puerto Cabezas and the 2 decisions of the courts in Chinandega.

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

Claimants have also indicated their intent to seek enforcement of the Nicaraguan judgments in Colombia, Ecuador, Venezuela and other countries in Latin America and elsewhere, including the United States. There is one case pending in Federal District Court in Miami, Florida seeking enforcement of the August 8, 2005 $98.5 million Nicaraguan judgment. In Venezuela, the claimants have attempted to enforce five of the Nicaraguan judgments in that country’s Supreme Court: $489.4 million (December 11, 2002); $82.9 million (February 25, 2004); $15.7 million (May 25, 2004); $56.5 million (June 14, 2004); and $64.8 million (June 15, 2004). These cases are currently inactive. An action filed to enforce the $27.7 million Nicaraguan judgment (March 17, 2005) in the Colombian Supreme Court was dismissed. In Ecuador, the claimants attempted to enforce the five Nicaraguan judgments issued between February 25, 2004 through June 15, 2004 in the Ecuador Supreme Court. The First, Second and Third Chambers of the Ecuador Supreme Court issued rulings refusing to consider those enforcement actions on the ground that the Supreme Court was not a court of competent jurisdiction for enforcement of a foreign judgment. The plaintiffs subsequently refiled those five enforcement actions in the civil court in Guayaquil, Ecuador. Two of these subsequently filed enforcement actions have been dismissed by the 3rd Civil Court — $15.7 million (May 25, 2004) — and the 12th Civil Court — $56.5 million (June 14, 2004) — in Guayaquil; plaintiffs have sought reconsideration of those dismissals. The remaining three enforcement actions are still pending.

The Company believes that none of the Nicaraguan judgments will be enforceable against any Dole entity in the U.S. or in any other country, because Nicaragua’s Law 364 is unconstitutional and violates international principles of due process. Among other things, Law 364 is an improper “special law” directed at particular parties; it requires defendants to pay large, non-refundable deposits in order to even participate in the litigation; it provides a severely truncated procedural process; it establishes an irrebuttable presumption of causation that is contrary to the evidence and scientific data; and it sets unreasonable minimum damages that must be awarded in every case.

On October 23, 2006, Dole announced that Standard Fruit de Honduras, S.A. reached an agreement with the Government of Honduras and representatives of Honduran banana workers. This agreement establishes a Worker Program that is intended by the parties to resolve in a fair and equitable manner the claims of male banana workers alleging sterility as a result of exposure to the agricultural chemical DBCP. The Honduran Worker Program will not have a material effect on Dole’s financial condition or results of operations. The official start of the Honduran

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Worker Program was announced on January 8, 2007. On August 15, 2007, Shell Oil Company was included in the Worker Program.

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

European Union Antitrust Inquiry and U.S. Class Action Lawsuits:  On July 25, 2007, the Company was informed that the European Commission (“EC”) had adopted a Statement of Objections against the Company, and other unrelated banana companies, alleging violations of the European competition (antitrust) laws by the banana companies within the European Economic Area (EEA). This Statement of Objections follows searches carried out by the European Commission in June 2005 at certain banana importers and distributors, including two of the Company’s offices. Recently, on November 28 and 29, 2007, the EC conducted searches of certain of the Company’s offices in Italy and Spain, as well of other companies’ offices located in these countries.

A Statement of Objections is a procedural step in the EC’s antitrust investigation, in which the EC communicates its preliminary view with respect to a possible infringement of European competition laws. The EC will review Dole’s written and oral responses to the Statement of Objections in order to determine whether to issue a final Decision. Any Decision (including any fines that may be assessed under the Decision) will be subject to appeal to the European Court of First Instance and the European Court of Justice. The Company continues to cooperate with the EC in order to provide the Commission with a full and transparent understanding of the banana market. Although no assurances can be given concerning the course or outcome of the EC investigation, the Company believes that it has not violated the European competition laws.

Following the public announcement of the EC searches, a number of class action lawsuits were filed against the Company and three competitors in the U.S. District Court for the Southern District of Florida. The lawsuits were filed on behalf of entities that directly or indirectly purchased bananas from the defendants and were consolidated into two separate putative class action lawsuits: one by direct purchasers (customers); and another by indirect purchasers (those who purchased bananas from customers). On June 26, 2007, Dole entered into settlement agreements resolving these putative consolidated class action lawsuits filed by the direct purchasers and indirect purchasers. The Court entered final judgment orders approving the settlement agreements on November 21, 2007. The direct purchaser settlement is now completed. The indirect purchaser agreement is currently under appeal by a single party. The Company did not admit any wrongdoing in these settlements and continues to believe they were totally without merit; however, the Company elected to settle these lawsuits to bring a final conclusion to this litigation, which had been ongoing since 2005. Neither settlement will have a material adverse effect on the Company’s financial condition or results of operations.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

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

Spinach E. coli Outbreak:  On September 15, 2006, Natural Selection Foods LLC recalled all packaged fresh spinach that Natural Selection Foods produced and packaged with Best-If-Used-By dates from August 17 through October 1, 2006, because of reports of illness due to E. coli O157:H7 following consumption of packaged fresh spinach produced by Natural Selection Foods. These packages were sold under 28 different brand names, only one of which was ours. At that time, Natural Selection Foods produced and packaged all of our spinach items. On September 15, 2006, Dole announced that it supported the voluntary recall issued by Natural Selection Foods. Dole has no ownership or other economic interest in Natural Selection Foods.

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

To date, 204 cases of illness due to E. coli O157:H7 infection have been reported to the Centers for Disease Control and Prevention (203 in 26 states and one in Canada) including 31 cases involving a type of kidney failure called Hemolytic Uremic Syndrome (HUS), 104 hospitalizations, and three deaths. Dole expects that the vast majority of the spinach E. coli O157:H7 claims will be handled outside the formal litigation process. Since Natural Selection Foods, not Dole, produced and packaged the implicated spinach products, Dole has tendered the defense of these and other claims to Natural Selection Foods and its insurance carriers and has sought indemnity from Natural Selection Foods, based on the provisions of the contract between Dole and Natural Selection Foods. The company (and its insurance carriers) that grew the implicated spinach for Natural Selection Foods is involved in the resolution of the E. coli O157:H7 claims. Dole expects that the spinach E. coli O157:H7 matter will not have a material adverse effect on Dole’s financial condition or results of operations.

Note 18 —	Related Party Transactions

David H. Murdock, the Company’s Chairman, owns, inter alia, Castle, a transportation equipment leasing company, a private dining club and a hotel. During the years ended December 29, 2007, December 30, 2006 and December 31, 2005, the Company paid Mr. Murdock’s companies an aggregate of approximately $7.2 million, $7.6 million and $7.3 million, respectively, primarily for the rental of truck chassis, generator sets and warehousing services. Castle purchased approximately $0.7 million, $1.1 million and $4 million of products from the Company during the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

The Company and Castle are responsible for 68% and 32%, respectively, of all obligations under an aircraft lease arrangement. Each party is responsible for the direct costs associated with its use of this aircraft, and all other

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

indirect costs are shared proportionately. During the year ended December 29, 2007, December 30, 2006 and December 31, 2005, the Company’s proportionate share of the direct and indirect costs for this aircraft was $2 million, $1.9 million and $1.9 million, respectively.

The Company and Castle operate their risk management departments on a joint basis. Insurance procurement and premium costs are based on the relative risk borne by each company as determined by the insurance underwriters. Administrative costs of the risk management department, which were not significant, are shared on a 50-50 basis.

The Company retains risk for commercial property losses sustained by the Company and Castle totaling $4 million in the aggregate and $4 million per occurrence, above which the Company has coverage provided through third-party insurance carriers. The arrangement provides for premiums to be paid to the Company by Castle in exchange for the Company’s retained risk. The Company received approximately $0.6 million, $0.6 million and $0.7 million from Castle during 2007, 2006 and 2005, respectively. The Company paid approximately $0.2 million and $0.2 million to Castle for property losses in 2007 and 2006, respectively.

The Company had a number of other transactions with Castle and other entities owned by Mr. Murdock, generally on an arms-length basis, none of which, individually or in the aggregate, were material. The Company had outstanding net accounts receivable of $0.5 million and a note receivable of $10.2 million due from Castle at December 29, 2007 and outstanding net accounts payable of $5.6 million to Castle at December 30, 2006. The net accounts payable balance of $5.6 million included $5.2 million related to the reimbursement of entitlement costs for partnership land parcels held-for-sale, which were sold in 2007.

In the first quarter of 2007, the Company and Castle executed a lease agreement pursuant to which the Company’s fresh vegetables operations occupy an office building in Monterey, California, which is owned by Castle. The Company occupied the building in 2006 and recorded $0.6 million of rent expense. Rent expense for the year ended December 29, 2007 was $1 million.

Note 19 —	Impact of Hurricane Katrina

During the third quarter of 2005, the Company’s operations in the Gulf Coast area of the United States were impacted by Hurricane Katrina. The Company’s fresh fruit division utilizes the Gulfport, Mississippi port facility to receive and store product from its Latin American operations. The Gulfport facility, which is leased from the Mississippi Port Authority, incurred significant damage from Hurricane Katrina. As a result of the damage sustained at the Gulfport terminal, the Company diverted shipments to other Dole port facilities including Freeport, Texas; Port Everglades, Florida; and Wilmington, Delaware. The Company resumed discharging shipments of fruit and other cargo in Gulfport during the fourth quarter of 2005. The rebuilding of the Company’s Gulfport facility was completed during 2007.

The financial impact to the Company’s fresh fruit operations included the loss of cargo and equipment, property damage and additional costs associated with re-routing product to other ports in the region. Equipment that was destroyed or damaged included refrigerated and dry shipping containers, as well as chassis and generator-sets used for land transportation of the shipping containers. The Company maintains customary insurance for its property, including shipping containers, as well as for business interruption.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The Hurricane Katrina related expenses, insurance proceeds and net gain (loss) on the settlement of the claims for 2007, 2006, and 2005 are as follows:

	2007	2006	2005	Cumulative
	(In thousands)

Total Cargo and Property Policies:
Expenses	$(551)	$(1,768)	$(10,088)	$(12,407)
Insurance proceeds	9,607	8,004	6,000	23,611

Net gain (loss)	$9,056	$6,236	$(4,088)	$11,204

Total charges of $12.4 million include direct incremental expenses of $6.1 million, write-offs of owned assets with a net book value of $4.1 million and leased assets of $2.2 million representing amounts due to lessors. The Company settled all of its cargo claim for $9.2 million in December 2006 and, as a result, recognized a gain of $5.2 million in 2006. In December 2007, the Company settled all of its property claim for $14.4 million. The Company realized a gain of $9.1 million in 2007 associated with the settlement of its property claim, of which $5.2 million was for the reimbursement of lost and damaged property. The realized gains associated with the settlements of both the cargo and property claims are recorded in cost of products sold in the consolidated statement of operations in 2007 and 2006.

Note 20 —	Subsequent Event

During February 2008, the Company entered into an agreement to sell approximately 2,000 acres of land parcels located in Hawaii for approximately $39 million. The sale is expected to be completed by the third quarter of 2008. The land parcels will be reclassified to assets held-for-sale in the consolidated balance sheet during the first quarter of 2008.

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

As of January 1, 2006, Dole Packaged Frozen Foods, Inc. was converted to a limited liability company. In addition, the assets and liabilities of the Dole Packaged Foods division were contributed to Dole Packaged Frozen Foods, Inc., and the combined entity was renamed Dole Packaged Foods, LLC. Prior to January 1, 2006, Dole Packaged Foods was included as a division of Dole Food Company, Inc. for all guarantor financial statements presented. Subsequent to the change in structure effective January 1, 2006, Dole Packaged Foods, LLC is presented as a Guarantor for disclosure purposes in the accompanying consolidated financial statements for the year ended December 29, 2007.

The following are consolidating statements of operations of the Company for the years ended December 29, 2007, December 30, 2006 and December 31, 2005; consolidating balance sheets as of December 29, 2007 and December 30, 2006 and consolidating statements of cash flows for the years ended December 29, 2007, December 30, 2006 and December 31, 2005.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 29, 2007

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$76,585	$2,926,602	$5,168,158	$(1,240,380)	$6,930,965
Cost of products sold	(58,461)	(2,664,225)	(4,814,031)	1,228,801	(6,307,916)

Gross margin	18,124	262,377	354,127	(11,579)	623,049
Selling, marketing and general and administrative expenses	(75,227)	(174,955)	(254,323)	11,579	(492,926)

Operating income (loss)	(57,103)	87,422	99,804	—	130,123
Equity in subsidiary income	79,619	11,993	—	(91,612)	—
Other income (expense), net	415	—	1,433	—	1,848
Interest income	271	263	7,020	—	7,554
Interest expense	(125,131)	(56)	(69,678)	—	(194,865)

Income (loss) from continuing operations before income taxes, minority interests and equity earnings	(101,929)	99,622	38,579	(91,612)	(55,340)
Income taxes	44,413	(22,135)	(23,338)	—	(1,060)
Minority interests, net of income taxes	—	—	(3,235)	—	(3,235)
Equity in earnings of unconsolidated subsidiaries	10	132	1,554	—	1,696

Income (loss) from continuing operations, net of income taxes	(57,506)	77,619	13,560	(91,612)	(57,939)
Income (loss) from discontinued operations, net of income taxes	—	(416)	849	—	433

Net income (loss)	$(57,506)	$77,203	$14,409	$(91,612)	$(57,506)

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 30, 2006

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$66,151	$2,875,308	$4,451,560	$(1,242,082)	$6,150,937
Cost of products sold	(58,484)	(2,588,791)	(4,187,592)	1,216,449	(5,618,418)

Gross margin	7,667	286,517	263,968	(25,633)	532,519
Selling, marketing and general and administrative expenses	(61,050)	(195,134)	(223,016)	25,633	(453,567)

Operating income (loss)	(53,383)	91,383	40,952	—	78,952
Equity in subsidiary income	20,325	(41,363)	—	21,038	—
Other income (expense), net	(3,207)	—	18,383	—	15,176
Interest income	849	302	6,014	—	7,165
Interest expense	(115,505)	(70)	(59,140)	—	(174,715)

Income (loss) from continuing operations before income taxes, minority interests and equity earnings	(150,921)	50,252	6,209	21,038	(73,422)
Income taxes	61,157	(32,644)	(46,743)	—	(18,230)
Minority interests, net of income taxes	—	(60)	(3,142)	—	(3,202)
Equity in earnings of unconsolidated subsidiaries	137	801	(761)	—	177

Income (loss) from continuing operations, net of income taxes	(89,627)	18,349	(44,437)	21,038	(94,677)
Income (loss) from discontinued operations, net of income taxes	—	(1,667)	3,903	—	2,236
Gain on disposal of discontinued operations, net of income taxes	—	2,814	—	—	2,814

Net income (loss)	$(89,627)	$19,496	$(40,534)	$21,038	$(89,627)

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2005

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$570,215	$2,267,080	$4,160,366	$(1,188,836)	$5,808,825
Cost of products sold	(432,539)	(2,099,649)	(3,761,914)	1,168,882	(5,125,220)

Gross margin	137,676	167,431	398,452	(19,954)	683,605
Selling, marketing and general and administrative expenses	(130,927)	(120,681)	(228,511)	19,954	(460,165)

Operating income	6,749	46,750	169,941	—	223,440
Equity in subsidiary income	154,558	171,048	—	(325,606)	—
Other income (expense), net	(43,701)	—	38,348	—	(5,353)
Interest income	460	1,055	4,471	—	5,986
Interest expense	(111,400)	(31)	(31,021)	—	(142,452)

Income from continuing operations before income taxes, minority interests and equity earnings	6,666	218,822	181,739	(325,606)	81,621
Income taxes	34,921	(64,671)	(14,425)	—	(44,175)
Minority interests, net of income taxes	—	(14)	(2,973)	—	(2,987)
Equity in earnings of unconsolidated subsidiaries	—	145	6,481	—	6,626

Income from continuing operations, net of income taxes	41,587	154,282	170,822	(325,606)	41,085
Income (loss) from discontinued operations, net of income taxes	2,043	(127)	629	—	2,545

Net income	$43,630	$154,155	$171,451	$(325,606)	$43,630

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 29, 2007

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

ASSETS
Cash and cash equivalents	$16,424	$(15,164)	$95,801	$—	$97,061
Receivables, net of allowances	358,695	(114,569)	595,027	—	839,153
Inventories	7,080	321,075	422,520	—	750,675
Prepaid expenses	5,318	16,322	49,656	—	71,296
Deferred income tax assets	16,942	23,686	(28,543)	—	12,085
Assets held-for-sale	546	36,520	39,178	—	76,244

Total current assets	405,005	267,870	1,173,639	—	1,846,514
Investments	2,130,680	1,733,717	68,884	(3,863,945)	69,336
Property, plant and equipment, net	286,222	319,107	734,810	—	1,340,139
Goodwill	—	151,271	358,247	—	509,518
Intangible assets, net	689,616	22,128	10,046	—	721,790
Other assets, net	42,140	5,944	107,503	—	155,587

Total assets	$3,553,663	$2,500,037	$2,453,129	$(3,863,945)	$4,642,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$8,339	$140,797	$393,823	$—	$542,959
Accrued liabilities	74,479	223,050	217,055	—	514,584
Current portion of long-term debt	1,950	102	12,119	—	14,171
Notes payable	—	—	81,018	—	81,018

Total current liabilities	84,768	363,949	704,015	—	1,152,732
Intercompany payables (receivables)	983,062	(61,695)	(921,367)	—	—
Long-term debt	1,500,466	2,271	813,471	—	2,316,208
Deferred income tax liabilities	284,167	10,852	(17,195)	—	277,824
Other long-term liabilities	376,192	44,082	120,960	—	541,234
Minority interests	—	—	29,878	—	29,878
Total shareholders’ equity	325,008	2,140,578	1,723,367	(3,863,945)	325,008

Total liabilities and shareholders’ equity	$3,553,663	$2,500,037	$2,453,129	$(3,863,945)	$4,642,884

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 30, 2006

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

ASSETS
Cash and cash equivalents	$7,322	$(3,196)	$88,288	$—	$92,414
Receivables, net of allowances	306,814	(65,710)	504,626	—	745,730
Inventories	6,914	293,958	360,680	—	661,552
Prepaid expenses	4,805	15,794	44,789	—	65,388
Deferred income tax assets	29,596	24,754	12,256	—	66,606
Assets held-for-sale	906	10,007	20,675	—	31,588

Total current assets	356,357	275,607	1,031,314	—	1,663,278
Investments	2,055,472	1,694,554	61,254	(3,748,544)	62,736
Property, plant and equipment, net	288,029	348,902	825,030	—	1,461,961
Goodwill	—	159,115	386,625	—	545,740
Intangible assets, net	689,829	25,606	11,254	—	726,689
Other assets, net	41,231	8,812	101,909	—	151,952

Total assets	$3,430,918	$2,512,596	$2,417,386	$(3,748,544)	$4,612,356

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$2,528	$131,390	$320,767	$—	$454,685
Accrued liabilities	70,493	237,142	164,653	—	472,288
Current portion of long-term debt	1,950	—	12,505	—	14,455
Notes payable	—	—	34,129	—	34,129

Total current liabilities	74,971	368,532	532,054	—	975,557
Intercompany payables (receivables)	775,433	12,984	(788,417)	—	—
Long-term debt	1,493,053	—	822,544	—	2,315,597
Deferred income tax liabilities	290,152	23,170	33,273	—	346,595
Other long-term liabilities	456,226	42,579	109,386	—	608,191
Minority interests	—	646	24,687	—	25,333
Total shareholders’ equity	341,083	2,064,685	1,683,859	(3,748,544)	341,083

Total liabilities and shareholders’ equity	$3,430,918	$2,512,596	$2,417,386	$(3,748,544)	$4,612,356

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 29, 2007

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

OPERATING ACTIVITIES
Intercompany dividend income	$17,543	$17,543	$—	$(35,086)	$—
Operating activities	(14,441)	40,914	19,849	—	46,322

Cash flow provided by operating activities	3,102	58,457	19,849	(35,086)	46,322

INVESTING ACTIVITIES
Proceeds from sales of assets	980	674	40,064	—	41,718
Proceeds from sales of investments and businesses, net of cash disposed	—	5,200	—	—	5,200
Capital additions	(612)	(44,309)	(61,900)	—	(106,821)
Repurchase of common stock in going-private merge transaction	(1,480)	—	—	—	(1,480)

Cash flow used in investing activities	(1,112)	(38,435)	(21,836)	—	(61,383)

FINANCING ACTIVITIES				—
Short-term debt borrowings	—	—	119,389	—	119,389
Short-term debt repayments	—	(16,419)	(74,757)	—	(91,176)
Long-term debt borrowings, net of debt issuance costs	1,165,200	2,015	315	—	1,167,530
Long-term debt repayments	(1,158,088)	(43)	(11,082)	—	(1,169,213)
Intercompany dividends	—	(17,543)	(17,543)	35,086	—
Dividends paid to minority shareholders	—	—	(10,485)	—	(10,485)

Cash flow provided by (used in) financing activities	7,112	(31,990)	5,837	35,086	16,045

Effect of foreign currency exchange rate changes on cash	—	—	3,663	—	3,663

Increase (decrease) in cash and cash equivalents	9,102	(11,968)	7,513	—	4,647
Cash and cash equivalents at beginning of period	7,322	(3,196)	88,288	—	92,414

Cash and cash equivalents at end of period	$16,424	$(15,164)	$95,801	$—	$97,061

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 30, 2006

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$(83,110)	$38,300	$60,731	$—	$15,921

INVESTING ACTIVITIES
Proceeds from sales of assets	2,318	334	12,311	—	14,963
Proceeds from sales of investments and businesses, net of cash disposed	—	15,296	1,014	—	16,310
Acquisitions and investments, net of cash acquired	—	—	(22,950)	—	(22,950)
Capital additions	(1,154)	(59,505)	(64,397)	—	(125,056)
Repurchase of common stock in going-private merge transaction	(267)	—	—	—	(267)

Cash flow provided by (used in) investing activities	897	(43,875)	(74,022)	—	(117,000)

FINANCING ACTIVITIES
Short-term debt borrowings	—	13,032	88,349	—	101,381
Short-term debt repayments	—	(1,691)	(51,181)	—	(52,872)
Long-term debt borrowings, net of debt issuance costs	1,269,405	1,535	989,605	—	2,260,545
Long-term debt repayments	(997,877)	(1,035)	(970,786)	—	(1,969,698)
Capital contribution from parent	28,390	—	—	—	28,390
Return of capital to parent	(59,390)	—	—	—	(59,390)
Dividends paid to minority shareholders	—	—	(1,833)	—	(1,833)
Dividends paid to parent	(163,691)	—	—	—	(163,691)

Cash flow provided by financing activities	76,837	11,841	54,154	—	142,832

Effect of foreign currency exchange rate changes on cash	—	—	1,849	—	1,849

Increase (decrease) in cash and cash equivalents	(5,376)	6,266	42,712	—	43,602
Cash and cash equivalents at beginning of period	12,698	(9,462)	45,576	—	48,812

Cash and cash equivalents at end of period	$7,322	$(3,196)	$88,288	$—	$92,414

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2005

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

OPERATING ACTIVITIES
Intercompany dividend income	$570,000	$566,713	$—	$(1,136,713)	$—
Operating activities	(73,474)	28,041	118,022	—	72,589

Cash flow provided by operating activities	496,526	594,754	118,022	(1,136,713)	72,589
INVESTING ACTIVITIES
Proceeds from sales of assets	3,016	1,255	7,458	—	11,729
Proceeds from sales of investments and businesses, net of cash disposed	—	—	7,402	—	7,402
Acquisitions and investments, net of cash acquired	—	—	(51,460)	—	(51,460)
Capital additions	(2,284)	(29,532)	(99,679)	—	(131,495)
Repurchase of common stock in going-private merge transaction	(499)	—	—	—	(499)

Cash flow provided by (used in) investing activities	233	(28,277)	(136,279)	—	(164,323)
FINANCING ACTIVITIES
Short-term debt borrowings	—	1,591	16,592	—	18,183
Short-term debt repayments	—	(10,299)	(16,317)	—	(26,616)
Long-term debt borrowings, net of debt issuance costs	604,000	2,055	969,814	—	1,575,869
Long-term debt repayments	(1,020,047)	(989)	(396,377)	—	(1,417,413)
Dividends paid to minority shareholders	—	—	(2,836)	—	(2,836)
Intercompany dividends	—	(566,713)	(570,000)	1,136,713	—
Dividends paid to parent	(77,250)	—	—	—	(77,250)

Cash flow provided by (used in) financing activities	(493,297)	(574,355)	876	1,136,713	69,937

Effect of foreign currency exchange rate changes on cash	—	—	(8,608)	—	(8,608)

Increase (decrease) in cash and cash equivalents	3,462	(7,878)	(25,989)	—	(30,405)
Cash and cash equivalents at beginning of period	9,236	(1,584)	71,565	—	79,217

Cash and cash equivalents at end of period	$12,698	$(9,462)	$45,576	$—	$48,812

II.	Supplementary Data

Quarterly Financial Information (Unaudited)

The following table presents summarized quarterly results (in thousands):

	Quarter Ended
2007	March 24, 2007	June 16, 2007	October 6, 2007	December 29, 2007
	(In thousands)

Revenues, net	$1,554,369	$1,763,224	$2,009,098	$1,604,274
Gross margin	138,951	187,431	155,408	141,259
Income (loss) from continuing operations, net of income taxes	(9,162)	48,514	(64,735)	(32,556)
Income (loss) from discontinued operations, net of income taxes	(1,053)	541	1,408	(463)
Net income (loss)	(10,215)	49,055	(63,327)	(33,019)

	Quarter Ended
2006	March 25, 2006	June 17, 2006	October 7, 2006	December 30, 2006
	(In thousands)

Revenues, net	$1,393,013	$1,572,231	$1,762,439	$1,423,254
Gross margin	130,023	181,913	104,736	115,847
Income (loss) from continuing operations, net of income taxes	(5,849)	18,876	(58,652)	(49,052)
Income (loss) from discontinued operations, net of income taxes	(5)	(350)	2,549	42
Gain on disposal of discontinued operations, net of income taxes	—	—	—	2,814
Net income (loss)	(5,854)	18,526	(56,103)	(46,196)

During the fourth quarter of 2007 the Company approved and committed to a formal plan to divest its citrus and pistachio operations (“Citrus”) located in central California. In evaluating the facets of this business, the Company concluded that this business met the definition of a discontinued operation as defined in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the historical results of operations of this business have been reclassified for all periods presented.

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

The Company adopted Financial Accounting Standards Board Staff Position AUG AIR-1, Accounting For Planned Major Maintenance Activities (“FSP”) at the beginning of its fiscal 2007 year. The FSP required retrospective application for all financial statement periods presented. As a result, for all periods presented, the consolidating statements of operations have been restated. The Company had been accruing for planned major maintenance activities associated with its vessel fleet under the accrue-in-advance method. The Company adopted the deferral method of accounting for planned major maintenance activities associated with its vessel fleet.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 29, 2007 (the end of our fiscal year) and concluded, based on this evaluation, that our disclosure controls and procedures were effective as of December 29, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the last fiscal quarter (the fiscal quarter ended December 29, 2007) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Annual Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) for the Company. Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 29, 2007 (the end of our fiscal year), based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 29, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Below is a list of the names and ages of all directors and executive officers of Dole as of March 4, 2008, indicating their positions with Dole and their principal occupations during the past five years. The current terms of the executive officers will expire at the next organizational meeting of Dole’s Board of Directors or at such time as their successors are elected.

David H. Murdock, Chairman of the Board.  Mr. Murdock, 84, joined Dole as Chairman of the Board and Chief Executive Officer in July 1985. In June 2007, Mr. DeLorenzo was elected President and Chief Executive Officer of Dole, at which time Mr. Murdock continued as a director and officer of Dole in the capacity of Chairman of the Board. He has been Chairman of the Board, Chief Executive Officer and Director of Castle & Cooke, Inc., a Hawaii corporation, since October 1995 (Mr. Murdock has beneficially owned all of the capital stock of Castle & Cooke, Inc. since September 2000). Since June 1982, he has been Chairman of the Board and Chief Executive Officer of Flexi-Van Leasing, Inc., a Delaware corporation wholly owned by Mr. Murdock. Mr. Murdock also is the developer of the Sherwood Country Club in Ventura County, California, and numerous other real estate developments. Mr. Murdock also is the sole stockholder of numerous corporations engaged in a variety of business ventures and in the manufacture of industrial and building products. Mr. Murdock is Chairman of the Executive Committee and of the Corporate Compensation and Benefits Committee of Dole’s Board of Directors.

C. Michael Carter, Executive Vice President, General Counsel and Corporate Secretary, and Director.  Mr. Carter, 64, became Dole’s Senior Vice President, General Counsel and Corporate Secretary in July 2003, Executive Vice President, General Counsel and Corporate Secretary in July 2004, and a director of Dole in April 2003. Mr. Carter joined Dole in October 2000 as Vice President, General Counsel and Corporate Secretary. Prior to his employment by Dole, Mr. Carter had served as Executive Vice President, General Counsel and Corporate Secretary of Pinkerton’s Inc. Prior to Pinkerton’s, Inc., Mr. Carter held positions at Concurrent Computer Corporation, Nabisco Group Holdings, The Singer Company and the law firm of Winthrop, Stimson, Putnam and Roberts.

Andrew J. Conrad, Ph.D., Director.  Dr. Conrad, 44, became a director in July 2003. Dr. Conrad was a co-founder of the National Genetics Institute and has been its chief scientific officer since 1992. The National Genetics Institute is now a subsidiary of Laboratory Corporation of America, where Dr. Conrad is Chief Scientific Officer.

David A. DeLorenzo, President and Chief Executive Officer, and Director.  Mr. DeLorenzo, 61, rejoined Dole as its President and Chief Executive Officer in June 2007. Mr. DeLorenzo originally joined Dole in 1970. He was President of Dole Fresh Fruit Company from September 1986 to June 1992, President of Dole Food Company from July 1990 to March 1996, President of Dole Food Company-International from September 1993 to March 1996, President and Chief Operating Officer of Dole from March 1996 to February 2001, and Vice Chairman of Dole from February 2001 through December 2001, at which time Mr. DeLorenzo became a consultant for Dole under contract for the period from January 2002 through January 2007. He has been a director of Dole for more than five years.

Scott A. Griswold, Executive Vice President, Corporate Development, and Director.  Mr. Griswold, 54, became Dole’s Vice President, Acquisitions and Investments in July 2003, Executive Vice President, Corporate Development in July 2004, and a director in April 2003. Mr. Griswold has been Executive Vice President of Finance of Castle & Cooke, Inc., which is wholly owned by David H. Murdock, since 2000, and previously, from 1993, Vice President and Chief Financial Officer of Pacific Holding Company, a sole proprietorship of David H. Murdock. Since 1987, he has served as an officer and/or director of various other companies held by Mr. Murdock.

Justin M. Murdock, Vice President, New Products and Corporate Development, and Director.  Mr. Murdock, 35, became Dole’s Vice President, New Products and Corporate Development in November 2004, and a director in April 2003. Mr. Murdock has been Vice President of Investments of Castle & Cooke, Inc., which is wholly owned by David H. Murdock, since 2001, and previously, from 1999, Vice President of Mergers and Acquisitions of Pacific Holding Company, a sole proprietorship of David H. Murdock.

Edward C. Roohan, Director.  Mr. Roohan, 44, became a director of Dole in April 2003. Mr. Roohan has been President and Chief Operating Officer of Castle & Cooke, Inc., which is wholly owed by David H. Murdock, since December 2000. He was Vice President and Chief Financial Officer of Castle & Cooke, Inc. from April 1996 to December 2000. He has served as an officer and/or director of various companies held by Mr. Murdock for more than five years. Mr. Roohan is Chairman of the Audit Committee of Dole’s Board of Directors.

Joseph S. Tesoriero, Vice President and Chief Financial Officer.  Mr. Tesoriero, 54, became Dole’s Vice President and Chief Financial Officer in July 2004, after joining Dole as Vice President of Taxes in October 2002. Prior to his employment by Dole, Mr. Tesoriero was Senior Vice President of Tax at Global Crossing. Mr. Tesoriero also held tax positions at Coleman Camping Equipment, Revlon Cosmetics, and International Business Machines.

Roberta Wieman, Executive Vice President, Chief of Staff, and Director.  Ms. Wieman, 62, joined Dole in 1991 as Executive Assistant to the Chairman of the Board and Chief Executive Officer. She became a Vice President of Dole in 1995, Executive Vice President and Chief of Staff in July 2004, and a director in April 2003. Ms. Wieman has been Executive Vice President of Castle & Cooke, Inc. since August 2001; Vice President and Corporate Secretary of Castle & Cooke, Inc. from April 1996 to August 2001; Corporate Secretary of Castle & Cooke, Inc. from April 1996; and a Director of Flexi-Van Leasing, Inc., which is wholly owned by Mr. Murdock, since August 1996, and Assistant Secretary thereof for more then five years.

All directors serve a term from the date of their election until the next annual meeting. The executive officers (as defined in the SEC’s Rule 3b-7) of the Company are David H. Murdock, C. Michael Carter, David A. DeLorenzo and Joseph S. Tesoriero.

Justin M. Murdock is a son of David H. Murdock. Otherwise, there is no family relationship between any other officer or director of Dole.

Dole’s Board of Directors has determined that Dole has at least one audit committee financial expert serving on its Audit Committee, Edward C. Roohan, who is not independent. The other members of the Audit Committee are Scott A. Griswold and Justin M. Murdock.

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

Compensation Discussion and Analysis

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

Role of Named Executive Officers in Compensation Decisions

The Chairman annually reviews the performance of the President and Chief Executive Officer and the Executive Vice President, General Counsel and Corporate Secretary; and the President and Chief Executive Officer reviews the performance of the Vice President and Chief Financial Officer. Their recommendations with respect to each component of pay are presented to the Committee for approval. The Committee can exercise its discretion in modifying recommendations made for any Named Executive Officer. The Committee alone makes decisions with regard to the Chairman’s compensation.

Setting Executive Pay

The Committee compares each component of its pay program against a group of food and consumer products companies. The Committee also compares pay components to other general industry companies. For comparison purposes, Dole’s revenue is slightly below the median of the group and data is size-regressed to adjust the compensation data for differences in revenue. Revenues range from approximately $2 billion to $16 billion. The companies comprising the group are as follows and represent the relevant companies found in Hewitt’s database:

Anheuser-Busch Companies, Inc.	Constellation Brands, Inc.	The Hershey Company	Reynolds American Inc.
ARAMARK Corporation	Corn Products International Inc.	Hormel Foods Corporation	Sara Lee Corporation
Campbell Soup Company	Del Monte Foods Company	Kellogg Company	UST Inc.
Chiquita Brands International, Inc.	General Mills, Inc.	McCormick & Company, Inc.	Wm. Wrigley Jr. Company
ConAgra Foods, Inc.	H. J. Heinz Company	Molson Coors Brewing Co.

Based on the analysis of the competitive review, targeted 2007 total compensation for the President and Chief Executive Officer was set at approximately $4.2 million. Base Salary and Annual Incentives for the President and Chief Executive Officer are targeted slightly above the median of the similar compensation for similarly situated executive officers at other comparably sized companies. Targeted compensation for the Chairman was set at approximately $3.3 million, reflecting, in part, his ownership position.

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

Pay Mix

Under Dole’s current total compensation structure, the approximate mix of base salary, annual incentive and long-term incentive programs for the Named Executive Officers is as follows: 30% — 35% to base salary, 20% — 30% to annual incentives, and 40% — 45% to long-term incentives. In allocating total compensation among these components of pay, the Committee believes the compensation package should be predominantly performance-based since these individuals are the ones who have the greatest ability to affect and influence the financial performance of the Company.

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

Annual Incentives

Dole’s annual incentive program, the One-Year Management Incentive Plan (the “One-Year Plan”), has target bonuses for the Named Executive Officers, as a percentage of salary, ranging from 65% to 100%. Payments are generally payable only if the specified minimum level of financial performance is realized and may be increased to maximum levels only if substantially higher performance levels are attained. Payments can range from 0% to 300% of target. Maximums over 200% are used at Dole because of the lack of equity upside. The Named Executive Officers have identical financial performance goals for their incentives and will earn 100% of their targeted incentives if established targets for consolidated cash-flow return on investment goals are met. The targeted cash-flow return on investment goal set for 2007 represents an increase of over 20% compared to actual results in 2006. Targeted cash flow return on investment goals are set at the beginning of each year, and are structured to present a challenging, yet achievable, growth scenario for the Company. The Committee may approve discretionary payments to the Named Executive Officers if the cash-flow goals are not attained, in recognition of their respective overall performance at the Company. See the Plan-Based Awards table on page 114. The Committee has not determined bonus amounts with respect to performance for 2007 under the One-Year Plan, but is expected to do so by the end of the second fiscal quarter of 2008.

Long-Term Incentives

Under Dole’s long-term cash incentive plan, the Sustained Profit Growth Plan (the “Growth Plan”), the performance matrix established for the 2007-2009 Incentive Period consists of a combination of revenue and return on shareholder investment as a driver of the financial performance factors used in determining contingent awards for the Named Executive Officers. This performance matrix was designed to further align executive compensation with shareholder’s return on a long-term basis. The performance matrix for the 2008-2010 Incentive Period has not yet been determined. The Growth Plan contemplates annual grants each with three-year Incentive Periods. Each Named Executive Officer’s final award in connection with each grant is determined as of the end of the Incentive Period for that grant, and is paid in lump sum within 90 days following the end of the Incentive Period. The Compensation Committee has authorized all of the Named Executive Officers to participate in the Growth Plan.

Consistent with the approach for allocating total target compensation among the three components of compensation, target long-term cash incentive levels for the Named Executive Officers for the 2007-2009 Incentive Period under the Growth Plan are approximately 40% of total target compensation.

The Named Executive Officers have identical performance goals and will earn 100% of their targeted long-term incentives if the revenue and shareholder’s return goals are achieved. Payments range from 0% to 300% of a Named Executive Officer’s target. There is no discretionary pay component available under the Growth Plan. Achievement of target awards under this plan requires company performance, on a consolidated basis, to meet three-year performance goals. Such goals are driven by the Company’s three-year financial plan. Achievement of the Company’s three-year financial plan can be difficult to reach and is subject to the volatile nature of Dole’s businesses, which can be impacted by numerous factors, such as exposure to commodity input costs like fuel, shipping and packaging, as well as product supplies which can be impacted by weather, political risk, currency fluctuations and other factors.

Payment under the Growth Plan for the 2005 — 2007 Incentive Period will be paid in 2008 based on the level of revenue achievement, as follows: the Chairman will receive $247,950; the President and Chief Executive Officer will receive $0, since he was rehired by the Company in 2007 and was not, therefore, an award recipient for the 2005-2007 Incentive Period; the former President and Chief Operating Officer will receive $163,125; the Executive Vice President, General Counsel and Corporate Secretary will receive $118,690; and the Vice President and Chief Financial Officer will receive $36,703.

Retirement Plan

Until December 31, 2001, the Company maintained a traditional defined benefit pension plan. Subsequent to that time no new participants were added to the plan and benefits under the plan for existing participants were frozen. The Company did institute a five-year transition benefit plan for long-term employees and it was completed at the end of 2006. Neither the Vice President and Chief Financial Officer nor the former President and Chief Operating Officer had accrued any benefit under the benefit pension plan prior to the freeze. The Executive Vice President, General Counsel and Corporate Secretary, assuming he is employed to age 65 (or later), has an annual retirement benefit of approximately $5,747. The Chairman is over the age of 70 1/2 and, as required by the Internal Revenue Code, is receiving his current annual retirement benefit of $208,604. If any individual’s benefit under the pension plan exceeds the maximum annual benefit or the maximum compensation limit, Dole will pay the excess from an unfunded excess and supplemental benefit plan. Additional details regarding the supplemental retirement plan are provided below following the Pension Plan Table. The President and Chief Executive Officer is receiving $344,803 in pension benefit payments annually.

Savings Plans

Dole matches contributions to the 401(k) plan up to 6% of eligible compensation. Additional details regarding the 401(k) plan are found on page 115.

The Named Executive Officers, as well as other U.S. based senior executives, are eligible to participate in the Excess Savings Plan where eligible employees can contribute up to 100% of eligible earnings (base pay and annual incentive). Additional details regarding the Excess Savings Plan can be found on page 115.

Perquisites

Perquisites for the Named Executive Officers (except the Chairman) are the reimbursement of $5,000 per year for financial planning and a company-paid annual executive physical not to exceed $6,000. The Executive Vice President, General Counsel and Corporate Secretary and the Vice President and Chief Financial Officer are provided with company cars, insurance costs and maintenance. The Chairman and the Executive Vice President, General Counsel and Corporate Secretary receive an annual car allowance of $5,000. The Company paid dues for one-half of the year on behalf of the former President and Chief Operating Officer for membership in a club and, on behalf of the Chairman, paid an annual subscription to the New York Metropolitan Opera.

The Company airplane (co-leased by an affiliate of Dole) is used by the Chairman for both business and personal use. The cost to the Company of these expenses are discussed in Item 13. Certain Relationships and Related Transactions on page 121.

The Named Executive Officers participate in the Company’s other benefit plans on the same terms as other employees. These plans include medical and dental insurance, life insurance, and charitable gift matching (limited to $500 per employee per year).

The Company does not offer any employment agreements to executives, including the Named Executive Officers, except for change of control agreements which the Company believes are important in order to keep executives focused on the business of the Company should a change of control occur. See page 118 for further explanation.

The Committee reviews and approves changes in total compensation to the Named Executive Officers with the Chairman. The Chairman recuses himself from discussions with regard to his own compensation.

The Committee has reviewed and discussed the Compensation Discussion and Analysis with management and has determined that it accurately describes the compensation programs at Dole.

The Corporate Compensation
and Benefits Committee

David H. Murdock, Chairman
Andrew J. Conrad
David A. DeLorenzo
Roberta Wieman

SUMMARY COMPENSATION TABLE

The table below summarizes total compensation paid, earned or awarded to each of the Named Executive Officers for the fiscal year ended December 29, 2007.

						Change in
						Pension Value
						and
						Nonqualified
					Non-Equity	Deferred
					Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Salary(1)	Bonus(2)		Compensation(3)	Earnings(4)	Compensation(5)(6)	Total

David H. Murdock	2007	$950,000	$	TBD	$247,950	$(85,159)	$29,415	$	TBD
Chairman	2006	$950,000		$—	$437,950	$(7,972)	$26,795		$1,406,773
Dole Food Company, Inc.
David A. DeLorenzo	2007	$687,692	$	TBD	$—	$(122,773)	$41,352	$	TBD
President and Chief Executive Officer Dole Food Company, Inc.
Richard J. Dahl(7)	2007	$375,000		$—	$163,125	$69,292	$777,948		$1,385,365
Former President and Chief Operating Officer Dole Food Company, Inc.	2006	$750,000		$—	$195,925	$54,402	$360,939		$1,361,266
C. Michael Carter	2007	$600,000	$	TBD	$118,690	$78,891	$80,805	$	TBD
Executive Vice President, General Counsel and Corporate Secretary Dole Food Company, Inc.	2006	$562,500		$450,000	$195,925	$63,095	$300,893		$1,572,413
Joseph S. Tesoriero	2007	$444,231	$	TBD	$36,703	$11,944	$62,293	$	TBD
Vice President and Chief Financial Officer, Dole Food Company, Inc.	2006	$425,000		$100,000	$50,134	$7,665	$112,248		$695,047

(1)	2007 salaries reflect Dole’s fiscal year containing 52 weeks. Base salary adjustments are made based on performance, internal equity and market data.

(2)	The Committee has not yet determined bonus amounts with respect to performance for 2007 under the One-Year Plan, which is discussed in further detail on page 110, but is expected to do so by the end of the second fiscal quarter of 2008.

(3)	Amounts shown reflect awards earned for the 2005 — 2007 incentive period (paid in 2008) under the Growth Plan. Further explanation can be found on page 110.

(4)	The amounts shown reflect the actuarial decrease or increase in the present value of Mr. Murdock’s, Mr. DeLorenzo’s and Mr. Carter’s benefits under all pension plans established by the Company using interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements and includes amounts which the Named Executive Officer may not currently be entitled to receive. In general, the present value of the benefits under the pension plans increase until attainment of age 65 and thereafter decrease due to the mortality assumptions. Also reflected in the amounts shown is the annual earnings on each Named Executive Officer’s deferred compensation balance.

(5)	The 2007 amounts shown include the following: (1) on behalf of Mr. Murdock an amount of $24,415 for an annual subscription to the New York Metropolitan Opera; (2) Dole’s matching contributions to the 401(k) and Excess Savings Plans of Dole Food Company, Inc. (see “Deferred Compensation — Qualified and Nonqualified” on page 115) on behalf of Mr. Murdock $0, Mr. Carter $63,043, Mr. Dahl $13,173, Mr. DeLorenzo $41,262 and Mr. Tesoriero $33,000; (3) the value attributable to personal use of the company-provided automobiles for Mr. Carter $2,464, and Mr. Tesoriero $20,693; (4) an annual car allowance to Mr. Murdock $5,000, Mr. Carter $5,000 and Mr. Dahl $2,500 (pro-rated); (5) the cost of financial planning services reimbursed (amounts are included in the executive’s W-2 and taxes are borne by the executive) by the Company for Mr. Murdock $0, Mr. Carter $5,000, Mr. Dahl $5,000, Mr. DeLorenzo $0 and Mr. Tesoriero $4,850; (6) the cost of an annual executive physical (amounts are included in the executive’s W-2 and taxes are borne by the executive) for Mr. Murdock $0, Mr. Carter $5,298, Mr. Dahl $5,805, Mr. DeLorenzo $90 and Mr. Tesoriero

$3,750; (7) annual dues of $1,470 for club membership for Mr. Dahl and (8) Mr. Dahl received a lump-sum separation payment in the amount of $750,000.

(6)	The 2006 amounts shown include the following (1) on behalf of Mr. Murdock an amount of $21,795 for an annual subscription to the New York Metropolitan Opera; (2) Dole’s matching contributions to the 401(k) and Excess Savings Plans of Dole Food Company, Inc, (see “Deferred Compensation — Qualified and Nonqualified” on page 115) on behalf of Mr. Murdock $0, Mr. Carter $37,518, Mr. Dahl $73,620 and Mr. Tesoriero $33,132; (3) the value attributable to personal use of the company-provided automobiles for Mr. Mr. Carter $3,162, Mr. Dahl $16,469 and Mr. Tesoriero $19,691; (4) the cost of financial planning services reimbursed (amounts are included in the executive’s W-2 and taxes are borne by the executive) by the Company for Mr. Murdock $0, Mr. Carter $5,000, Mr. Dahl $5,000 and Mr. Tesoriero $1,300; (5) an annual car allowance to Mr. Murdock $5,000, Mr. Carter $5,000 and Mr. Dahl $5,000; (6) the cost of an annual executive physical (amounts are included in the executive’s W-2 and taxes are borne by the executive) for Mr. Murdock $0, Mr. Carter $3,213, Mr. Dahl $6,000 and Mr. Tesoriero $5,925; (7) the delayed payout of 35% under the 2003 executive incentive plan paid in January 2006 for Mr. Murdock $0, Mr. Carter $252,000, Mr. Dahl $252,000 and Mr. Tesoriero $52,200; and (8) annual dues of $2,850 for club membership for Mr. Dahl.

(7)	Mr. Dahl’s employment with Dole terminated on June 29, 2007.

Grants of Plan-Based Awards Table

			Estimated Future Payout Under Non-Equity Incentive Awards
Name	Grant Date	Incentive Period	Threshold	Target	Maximum

David H. Murdock	1/1/2007	2007 Fiscal Year (1)(2)	$285,000	$950,000	$2,850,000
	1/1/2007	2007-2009(3)(4)(5)	$498,750	$1,425,000	$4,275,000
David A. DeLorenzo	6/4/2007	2007 Fiscal Year(1)(2)	$360,000	$1,200,000	$3,600,000
	6/4/2007	2007-2009(3)(4)(5)	$630,000	$1,800,000	$5,400,000
C. Michael Carter	1/1/2007	2007 Fiscal Year(1)(2)	$135,000	$450,000	$1,350,000
	1/1/2007	2007-2009(3)(4)(5)	$262,500	$750,000	$2,250,000
Joseph S. Tesoriero	1/1/2007	2007 Fiscal Year(1)(2)	$87,750	$292,500	$877,500
	1/1/2007	2007-2009(3)(4)(5)	$181,125	$517,500	$1,552,500

(1)	Under the One-Year Plan, target incentives for the Named Executive Officers, as a percentage of base salary, range from 65% to 100%, depending principally on Dole’s performance relative to financial performance targets set in early 2006. Incentive awards for Named Executive Officers are determined based on the consolidated financial performance and are generally payable only if the specified minimum level of the Company’s financial performance is realized and may be increased to maximum levels only if substantially higher performance levels are attained. Amounts shown represent the specified minimum of the threshold’s shown, however, incentive awards can range from 0% to 300% of target incentives. Mr. Dahl is not eligible for incentive awards granted in 2007.

(2)	Under the One-Year Plan, amounts for target and maximum are based on annual salary at the end of the Incentive Period.

(3)	The performance matrix established for the Incentive Period 2007 — 2009 consists of a combination of revenue and return on shareholder investment as the financial performance goals used in determining the contingent awards for the Named Executive Officers. Amounts shown represent the specified minimum of the threshold’s shown, however, incentive awards can range from 0% to 300% of target incentives. The performance matrix has not yet been established for the 2008 — 2010 Incentive Period. Final awards are paid in a lump sum within 90 days following the end of the Incentive Period. A final award may become payable in the event of the Named Executive Officer’s death, disability or retirement, or involuntary termination without cause, and are subject to customary adjustments for certain changes in capitalization.

(4)	If the minimum combination of revenue and return on shareholder investment in the performance matrix is not achieved as of the end of the Incentive Period, no amount will be earned by the Named Executive Officers for the Incentive Period.

(5)	Under the Growth Plan, contingent award amounts for target and maximum are based on annual salary at the beginning of the Incentive Period.

Pension Benefits

The Company sponsors both a qualified and nonqualified defined benefit plan. The nonqualified plan is a restoration plan, providing benefits that cannot be provided under the qualified plan on account of Internal Revenue Code limits on compensation and benefits.

Participation in both the defined benefit plans was frozen on December 31, 2001. Benefits were also frozen for most employees at that time, although some long-service employees received additional benefit accruals over the next five years. No benefits accrue under either defined benefit plan after December 31, 2006. All participants are fully vested as of that date.

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

		Number of
		Years of	Present Value of	Payments
		Credited	Accumulated	During Last
Name(1)	Plan Name	Service	Benefit	Fiscal Year

David H. Murdock(2)	Plan 29	8.5	$1,305,238	$93,973
Chairman	SERP	8.5	$727,366	$52,368
Dole Food Company, Inc.
David A. DeLorenzo(3)	Plan 29	31.5	$984,801	$75,349
President and Chief Executive Officer	SERP	31.5	$3,022,055	$240,616
Dole Food Company, Inc.
C. Michael Carter	Plan 29	1.25	$31,170	$—
Executive Vice President,	SERP	1.25	$30,287	$—
General Counsel and Corporate Secretary
Dole Food Company, Inc.

(1)	Mr. Dahl and Mr. Tesoriero joined Dole after the defined benefit plans were frozen and are not shown in the table as they do not have an accrued benefit under the qualified or nonqualified defined benefits plan.

(2)	As required by the Internal Revenue Code, Mr. Murdock, who is over the age of 70 1/2, is receiving his current annual retirement benefit as a joint and survivor annuity.

(3)	Mr. DeLorenzo retired from Dole on December 29, 2001 and began receiving retirement benefit payments. Mr. DeLorenzo was rehired on June 4, 2007.

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

Named Executive Officers and certain other executives are eligible to participate in the Excess Savings Plan. This plan is a nonqualified savings plan that provides participants with the opportunity to contribute amounts on a deferred tax basis which are in excess of the limits that apply to the 401(k) Plan. The Excess Savings Plan is coordinated with the Salaried 401(k) Plan so that, on a combined plan basis, participants may defer up to 100% of eligible earnings (generally, base salary and annual incentives) and will receive a Company match of the first 6% of eligible earnings. Amounts contributed to the Excess Savings Plan received a fixed rate of interest. For 2007, the interest rate was 7.25%. The interest rate in 2008 has been set at 7.2%. Such rate is declared annually by the Compensation Committee and is based on the Company’s weighted average cost of long-term debt.

			Aggregate			Aggregate
	Executive	Registrant	Earnings			Balance at
	Contributions	Contributions	in Last	Aggregate		Last Fiscal
Name	in Last FY	in Last FY	FY	Withdrawals/Distributions		Year End

David H. Murdock	$—	$—	$18,483	$—		$273,422
Chairman
Dole Food Company, Inc.
David A. DeLorenzo	$27,692	$27,762	$382	$—		$55,836
President and Chief Executive Officer
Dole Food Company, Inc.
Richard J. Dahl	$—	$2,000	$69,292	$—	(1)	$998,752
Former President and Chief Operating Officer
Dole Food Company, Inc.
C. Michael Carter	$48,057	$49,543	$73,518	$—		$1,150,617
Executive Vice President,
General Counsel and Corporate Secretary
Dole Food Company, Inc.
Joseph S. Tesoriero	$22,500	$19,500	$11,944	$—		$198,554
Vice President and Chief Financial Officer
Dole Food Company, Inc.

(1)	Mr. Dahl received a $998,825 distribution of his Excess Savings Plan balance in January 2008. This payment was made in accordance with the irrevocable election made by Mr. Dahl upon his participation in the Excess Savings Plan.

By irrevocable election, an executive may elect to receive benefits under the ESP in either a lump sum payment or annual installments up to fifteen years. Lump-sum benefits under the Excess Savings Plan will be paid the earlier of the beginning of the year following the executive’s retirement or termination or a specified year. However, upon a showing of financial hardship and receipt of approval from the Compensation Committee, an executive may be allowed to access funds deferred, earlier than previously elected by the executive.

Section 409A of the Internal Revenue Code imposes restrictions on distributions, and elections with respect to distributions, from nonqualified deferred compensation plans, such as the Excess Savings Plan. The IRS has issued final regulations on 409A. These regulations include transition rules that will apply through December 31, 2008.

There are no investment options available under the Excess Savings Plan.

Payments upon Termination or Change in Control

David H. Murdock

			Involuntary
			Termination
	Voluntary	Normal	Without	For Cause	Change in	Death &
Executive Payments Upon Separation	Termination	Retirement	Cause	Termination	Control	Disability

One-Year Management Incentive Plan(1)	$—	$950,000	$—	$—	$950,000	$950,000
Sustained Profit Growth Plan(2)	$247,950	$—	$2,375,000	$—	$2,375,000	$2,375,000
Health and Welfare Benefits, Fringe Benefits and other perquisites	$—	$—	$3,787	$—	$30,000	$—
Cash Severance	$—	$—	$931,724	$—	$5,700,000	$—
Excise Tax and Gross-Up	$—	$—	$—	$—	$—	$—

David A. DeLorenzo

			Involuntary
			Termination
	Voluntary	Normal	Without	For Cause	Change in	Death and
Executive Payments Upon Separation	Termination(3)	Retirement	Cause	Termination	Control(4)	Disability

One-Year Management Incentive Plan(1)	$—	$1,200,000	$—	$—	$—	$1,200,000
Sustained Profit Growth Plan(2)	$—	$—	$866,000	$—	$—	$866,000
Health and Welfare Benefits, Fringe Benefits and other perquisites	$—	$—	$277	$—	$—	$—
Cash Severance	$—	$—	$23,068	$—	$—	$—
Excise Tax and Gross-Up	$—	$—	$—	$—	$—	$—

C. Michael Carter

			Involuntary
			Termination
	Voluntary	Normal	Without	For Cause	Change in	Death and
Executive Payments Upon Separation	Termination	Retirement	Cause	Termination	Control	Disability

One-Year Management Incentive Plan(1)	$—	$450,000	$—	$—	$450,000	$450,000
Sustained Profit Growth Plan(2)	$118,690	$957,750	$1,170,583	$—	$1,170,583	$1,170,583
Health and Welfare Benefits, Fringe Benefits and other perquisites	$—	$—	$2,514	$—	$30,000	$—
Cash Severance	$—	$—	$213,460	$—	$3,150,000	$—
Excise Tax and Gross-Up	$—	$—	$—	$—	$1,432,862	$—

Joseph S. Tesoriero

			Involuntary
			Termination
	Voluntary	Normal	Without	For Cause	Change in	Death and
Executive Payments Upon Separation	Termination	Retirement	Cause	Termination	Control	Disability

One-Year Management Incentive Plan(1)	$—	$292,500	$—	$—	$292,500	$292,500
Sustained Profit Growth Plan(2)	$36,703	$638,958	$638,958	$—	$638,958	$638,958
Health and Welfare Benefits, Fringe Benefits and other perquisites	$—	$—	$2,901	$—	$30,000	$—
Cash Severance	$—	$—	$125,479	$—	$2,227,500	$—
Excise Tax and Gross-Up	$—	$—	$—	$—	$1,217,987	$—

(1)	For purposes of illustration, target amounts are shown. Payments made in the event of retirement, death or disability would be based on actual results after conclusion of the plan year.

(2)	For purposes of illustration, targets amounts are shown. Payments made in the event of retirement, death, disability or involuntary termination without cause would be based on actual results for the applicable incentive periods and the number of months of participation in any applicable incentive period. Amounts shown for retirement, death, disability, and involuntary termination without cause are payable following the termination and calculation of the applicable incentive period. Awards, if any, are prorated based on the applicable termination date for the Named Executive Officer. The performance matrix has not yet been established for the 2008 — 2010 Incentive Period.

(3)	Mr. DeLorenzo rejoined Dole in 2007 and became eligible for contingent awards in 2007.

(4)	A Change of Control Agreement has been offered to Mr. DeLorenzo effective March 5, 2008.

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

Health and other insurance benefits are continued for up to six months corresponding to the termination benefits. A terminated employee is entitled to receive any benefits he would otherwise have been entitled to receive under the 401(k) plan, frozen pension plan and supplemental retirement plans. Those benefits are neither increased nor accelerated. See the table on page 117 for hypothetical payment amounts.

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

The payments to the Named Executive Officers would be in the form of a lump sum cash payment, determined as follows:

•	Three times the Named Executive Officer’s base salary

•	Three times the Named Executive Officer’s target bonus

•	$30,000, in lieu of any other health and welfare benefits, fringe benefits and perquisites (including medical, life, disability, accident and other insurance, car allowance or other health and welfare plan, programs, policies or practices or understandings but excluding the Named Executive Officer’s rights relative to the option of acquiring full ownership of the company car) and other taxable perquisites and fringe benefits that the Named Executive Officer or his family may have been entitled to receive

•	The pro-rata portion of the greater of (i) the Named Executive Officer’s target amounts under the Growth Plan and (ii) the Named Executive Officer’s actual benefits under the Growth Plan

•	Accrued obligations (any unpaid base salary to date of termination, any accrued vacation pay or paid time off), and deferred compensation — including interest and earnings and pursuant to outstanding elections

•	Pro-rata portion of the Named Executive Officer’s target bonus for the fiscal year in which the termination occurs

•	Reimbursement for outstanding reimbursable expenses

•	A gross-up payment to hold the Named Executive Officer harmless against the impact, if any, of federal excise taxes imposed on the executive as a result of the payments contingent on a change in control.

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

The full text of the Change of Control Agreement covering the Named Executive Officers can be found under cover of Dole’s Report on Form 8-K dated February 4, 2005, File No. 1-4455.

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

Deferred Compensation

The Non-Employee Deferred Cash Compensation Plan is a program in which each non-employee director may defer up to 100% of his or her total annual retainer and meeting fees. In 2007, each non-employee director who defers his or her annual retainer or fees through this program has an interest rate of 7.25%, the same as the interest rate used for management’s Excess Savings Plan. In 2008, the interest rate for this plan will be 7.2%. None of the non-employee directors have elected to defer the annual retainer or fees in 2008.

Amounts deferred under this program are distributed to each non-employee director at the termination of service as a Director, either as a lump-sum, or in equal annual cash installments over a period not to exceed five years.

Annual Physical

Each non-employee director has an annual executive physical benefit.

Director — Summary Compensation Table

			Change in Pension
	Fees Earned	Non-Equity	Value and Non-
	Or Paid in	Incentive Plan	Qualifed Deferred		All Other
Name(1)	Cash(1)	Compensation	Compensation Earnings		Compensation		Total

Andrew J. Conrad	$57,000	$—	$6,260	(3)	$—		$63,260
David A. DeLorenzo(2)	$32,715	$—	$23,079	(3)	$2,800	(4)	$58,594
Edward C. Roohan	$71,714	$—	$—		$—		$71,714

(1)	David H. Murdock, the Company’s Chairman of the Board, Richard J. Dahl, former President and Chief Operating Officer, C. Michael Carter, Executive Vice President, General Counsel and Corporate Secretary, Scott Griswold, Executive Vice President, Corporate Development, Justin Murdock, Vice President, New Products and Corporate Development and Roberta Wieman, Executive Vice President, Chief of Staff, are not included in this table because they are (or were) employees of the Company and do not receive any compensation for their service as Directors. David A. DeLorenzo received compensation for his service on the Board to June 2007 at which time he was rehired by the Company as President and Chief Executive Officer. Compensation for Messrs. Murdock, DeLorenzo, Dahl and Carter may be found in the Summary Compensation Table on page 113.

(2)	Mr. DeLorenzo retired from the Company on December 29, 2001 as an employee of the Company and he is receiving retirement payments. He was rehired by the Company on June 4, 2007 at which time his fees for service on the Board of Directors, or any Board Committees, were terminated.

(3)	In 2007, interest earnings applied to deferred compensation accounts for Dr. Conrad and Mr. DeLorenzo were $6,260 and $23,079, respectively.

(4)	The cost of Mr. DeLorenzo’s annual physical paid by the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Amount and
		Nature of	Percent
		Beneficial	of
Title of Class	Name and Address of Beneficial Owner	Ownership(1)	Class

Common Stock, $0.001 par value	David H. Murdock	1,000 shares	100%
Dole Food Company, Inc.
One Dole Drive
Westlake Village, CA 91362

(1)	Mr. Murdock beneficially owns these shares through one or more affiliates, and has effective sole voting and dispositive power with respect to the shares. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Mr. Murdock is Dole’s Chairman of the Board and Chief Executive Officer.

Dole has no equity compensation plans. All of the outstanding shares of common stock of Dole have been pledged pursuant to Dole’s Credit Agreement and ancillary documents thereto.

Item 13.	Certain Relationships and Related Transactions

David H. Murdock, the Company’s Chairman, owns, inter alia, Castle & Cooke, Inc. (“Castle”), a transportation equipment leasing company, a private dining club and a hotel. During the years ended December 29, 2007, December 30, 2006 and December 31, 2005, the Company paid Mr. Murdock’s companies an aggregate of approximately $7.2 million, $7.6 million and $7.3 million, respectively, primarily for the rental of truck chassis, generator sets and warehousing services. Castle purchased approximately $0.7 million, $1.1 million and $4 million of products from the Company during the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

The Company and Castle are responsible for 68% and 32%, respectively, of all obligations under an aircraft lease arrangement. Each party is responsible for the direct costs associated with its use of this aircraft, and all other indirect costs are shared proportionately. During the year ended December 29, 2007, December 30, 2006 and December 31, 2005, the Company’s proportionate share of the direct and indirect costs for this aircraft was $2 million, $1.9 million and $1.9 million, respectively.

The Company and Castle operate their risk management departments on a joint basis. Insurance procurement and premium costs are based on the relative risk borne by each company as determined by the insurance underwriters. Administrative costs of the risk management department, which were not significant, are shared on a 50-50 basis.

The Company retains risk for commercial property losses sustained by the Company and Castle totaling $4 million in the aggregate and $4 million per occurrence, above which the Company has coverage provided through third-party insurance carriers. The arrangement provides for premiums to be paid to the Company by Castle in exchange for the Company’s retained risk. The Company received approximately $0.6 million, $0.6 million and $0.7 million from Castle during 2007, 2006 and 2005, respectively.

The Company had a number of other transactions with Castle and other entities owned by Mr. Murdock, generally on an arms-length basis, none of which, individually or in the aggregate, were material. The Company had outstanding net accounts receivable of $0.5 million and a note receivable of $10.2 million due from Castle at December 29, 2007 and outstanding net accounts payable of $5.6 million to Castle at December 30, 2006. The net accounts payable balance of $5.6 million included $5.2 million related to the reimbursement of entitlement costs for partnership land parcels held for sale, which were sold in 2007.

In the first quarter of 2007, the Company and Castle executed a lease agreement pursuant to which the Company’s fresh vegetables operations occupy an office building in Monterey, California, which is owned by Castle. The Company occupied the building in 2006 and recorded $0.6 million of rent expense. Rent expense for the year ended December 29. 2007 was $1 million.

Mr. Murdock is a director and executive officer of Dole and also serves as a director and executive officer of privately held entities that he owns or controls. Mr. Scott Griswold, Ms. Roberta Wieman and Mr. Justin Murdock, each a director and officer of Dole, also serve as directors and officers of privately held entities controlled by Mr. Murdock. Mr. Edward C. Roohan is a director of Dole and a director and executive officer of Castle. Any compensation paid by such other entities is within the discretion of their respective boards of directors.

During December 2006, Dole entered into a five-year lease with Laboratory Corporation of America, pursuant to which the latter is leasing approximately 1,483 rentable square feet in Dole’s World Headquarters building in Westlake Village, California, at a rental rate of $115,674 per year, subject to annual inflation adjustments. The lease provides that the tenant may renew the lease for two additional five-year terms. Dr. Conrad, a director of Dole, is the tenant’s Chief Scientific Officer.

Dole’s secured credit facilities and its unsecured senior notes and debenture indentures impose substantive and procedural requirements with respect to the entry by the Company and its subsidiaries into transactions with affiliates. The credit facilities generally requires that, except as expressly permitted in the credit facilities, all such transactions with affiliates be entered into in the ordinary course of business and on terms and conditions substantially as favorable to Dole as would reasonably be expected to be obtainable at the time in a comparable arms-length transaction with an unaffiliated third party. The indentures generally require that, except as expressly permitted in the indentures, all transactions with affiliates must satisfy the requirements set forth above pursuant to Dole’s credit facilities and, in addition, any transaction or series of related transactions with an affiliate involving aggregate payments with a fair market value in excess of $7.5 million must be approved by a Board of Directors resolution stating that the Board has determined that the transaction complies with the preceding requirements; further, if such aggregate payments have a fair market value of more than $20 million, the Board of Directors must, prior to the consummation of the transaction, have obtained a favorable opinion as to the fairness of the transaction to the Company from a financial point of view, from an independent financial advisor, and such opinion must be filed with the indenture trustee. In addition, the Company’s legal department and finance department review all transactions with related parties to ensure that they comply with the preceding requirements. The Audit Committee of the Company’s Board of Directors annually receives and reviews a detailed summary of all transactions with related parties, which provides a basis for the Audit Committee’s approval of the disclosure in respect of related party transactions contained in the Company’s Annual Report on Form 10-K.

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

Principal Accountant Fees and Services

The following table summarizes the aggregate fees billed to the Company by its independent auditor Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”):

	Fiscal Year Ended
	December 29,	December 30,
	2007	2006
	(In thousands)

Audit Fees(a)	$3,959	$3,626
Audit-Related Fees(b)	436	675

Total Audit and Audit Related Fees	4,395	4,301
Tax Fees(c)	217	348
All Other Fees(d)	—	—

Total	$4,612	$4,649

(a)	Audit fees include $3,959,000 and $3,626,000 for services related to the audit of the annual consolidated financial statements and reviews of the quarterly condensed consolidated financial statements for 2007 and 2006, respectively.

(b)	Audit-related fees include $137,000 and $211,000 Section 404 advisory services for 2007 and 2006, respectively. Audit-related fees for 2007 and 2006 also include $208,000 and $216,000, respectively, for employee benefit plan audits. The remaining amounts relate to accounting and financial reporting consultations, and various agreed-upon procedures and compliance reports.

(c)	There were no fees for tax compliance services billed in 2006 and 2005, respectively. Fees for tax planning and advice billed in 2007 and 2006 were $217,500 and $348,000, respectively.

(d)	There were no other services billed to the Company in 2007 and 2006.

Fiscal Year Ended
	December 29, 2007	December 30, 2006

Ratio of Tax Planning and Advice Fees and All Other Fees to Audit Fees, Audit-Related Fees and Tax Compliance Fees	0.1:1	0.1:1

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements: The following consolidated financial statements are included herein in Item 8 above.

		Form 10-K
		Page

	Audited Financial Statements for the Years Ended December 29, 2007, December 30, 2006 and Year Ended December 31, 2005	49
2.	Financial Statement Schedule
	Valuation and Qualifying Accounts	132
3.	Exhibits:

Exhibit
Number	Title

3.1(a)	Amended and Restated Certificate of Incorporation of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.1 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, File No. 1-4455).
3.1(b)†	Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of January 12, 1988. Articles of Amendment to the Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke Arizona, Inc. Articles of Amendment to the Articles of Incorporation of Castle & Cooke Arizona, Inc., dated as of December 21, 1995, changed the company’s name to Calazo Corporation.
3.1(c)†	Articles of Incorporation of AG 1970, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1970, Inc., dated as of December 13, 1989.
3.1(d)†	Articles of Incorporation of AG 1971, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1971, Inc., dated as of December 13, 1989.
3.1(e)†	Articles of Incorporation of AG 1972, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1972, Inc., dated as of December 13, 1989.
3.1(f)†	Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of February 10, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of March 18, 1996, changed the company’s name to Alyssum Corporation.
3.1(g)†	Articles of Incorporation of Barclay Hollander Curci, Inc., dated as of February 28, 1969. Certificate of Amendment of Articles of Incorporation, dated as of February 1975, changed the company’s name to Barclay Hollander Corporation. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of November 26, 1980. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of June 11, 1990.
3.1(h)†	Articles of Incorporation of Grandma Mac’s Orchard, dated as of August 27, 1976. Certificate of Amendment of Articles of Incorporation of Grandma Mac’s Orchard, dated as of January 6, 1988, changed the company’s name to Sun Giant, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant, Inc., dated as of March 4, 1988, changed the company’s name to Dole Bakersfield, Inc. Certificate of Amendment of Articles of Incorporation of Dole Bakersfield, Inc., dated as of June 11, 1990. Agreement of Merger of Bud Antle, Inc. and Dole Bakersfield, Inc., dated as of December 18, 2000, changed the company’s name to Bud Antle, Inc.
3.1(i)†	Articles of Incorporation of Lake Anderson Corporation, dated as of June 26, 1964. Certificate of Amendment of Articles of Incorporation, dated as of November 12, 1971. Certificate of Amendment of Articles of Incorporation, dated as of August 28, 1972, changed the company’s name to Oceanic California Inc. Certificate of Amendment of Articles of Incorporation, dated as of July 14, 1977. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of June 17, 1981. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke California, Inc. Certificate of Amendment of Articles of Incorporation of Castle & Cooke California, Inc., dated as of December 21, 1995, changed the company’s name to Calicahomes, Inc.
3.1(j)†	Articles of Incorporation of California Polaris, Inc., dated as of April 6, 1979.

Exhibit
Number	Title

3.1(k)†	Articles of Incorporation of Dole ABPIK, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole ABPIK, Inc., dated as of December 13, 1989.
3.1(l)†	Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of June 8, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of March 18, 1996, changed the company’s name to Dole Arizona Dried Fruit and Nut Company.
3.1(m)†	Articles of Incorporation of CCJM, Inc., dated as of December 11, 1989. Certificate of Amendment of Articles of Incorporation of CCJM, Inc., dated as of September 9, 1991, changed the company’s name to Dole Carrot Company.
3.1(n)†	Articles of Incorporation of Miracle Fruit Company, dated as of September 12, 1979. Certificate of Amendment of Articles of Incorporation of Miracle Fruit Company, dated as of October 1, 1979, changed the company’s name to Blue Goose Growers, Inc. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of June 11, 1990. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of February 15, 1991, changed the company’s name to Dole Citrus.
3.1(o)†	Articles of Incorporation of Dole DF&N, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole DF&N, Inc., dated as of December 13, 1989.
3.1(p)†	General Partnership Agreement of Dole Dried Fruit and Nut Company, a California general partnership, dated as of October 15, 1995.
3.1(q)†	Articles of Incorporation of Canfield Farming Company, dated as of July 17, 1963. Certificate of Amendment of Articles of Incorporation of Canfield Farming Company, dated as of March 15, 1971, changed the company’s name to Tenneco Farming Company. Certificate of Amendment of Articles of Incorporation of Tenneco Farming Company, dated as of January 6, 1988, changed the company’s name to Sun Giant Farming, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant Farming, Inc., dated as of April 25, 1988, changed the company’s name to Dole Farming, Inc. Certificate of Amendment of Articles of Incorporation of Dole Farming, Inc., dated as of June 11, 1990.
3.1(r)†	Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of July 14, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of January 2, 1990, changed the company’s name to Dole Fresh Vegetables, Inc.
3.1(s)†	Restated Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of October 15, 1986. Certificate of Amendment of Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of November 14, 1986. Certificate of Amendment of Articles of Incorporation, dated as of April 20, 1988, changed the company’s name to Dole Nut Company. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of January 28, 1998, changed the company’s name to Dole Orland, Inc.
3.1(t)†	Articles of Incorporation of S & J Ranch, Inc., dated as of December 15, 1952. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of September 27, 2000, changed the company’s name to Dole Visage, Inc.
3.1(u)†	Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of November 25, 1975. Certificate of Amendment of Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of July 25, 1984, changed the company’s name to E.T. Wall Company. Certificate of Amendment of Articles of Incorporation of E.T. Wall Company, dated as of June 11, 1990.
3.1(v)†	Articles of Incorporation of Earlibest Orange Association, Inc., dated as of November 7, 1963. Certificate of Amendment of Articles of Incorporation of Earlibest Orange Association, Inc., dated as of December 13, 1989.

Exhibit
Number	Title

3.1(w)†	Articles of Incorporation of The Citrus Company, dated as of February 1, 1984. Certificate of Amendment of Articles of Incorporation of The Citrus Company, dated as of February 16, 1984, changed the company’s name to Fallbrook Citrus Company, Inc. Certificate of Amendment of Articles of Incorporation, dated as of March 15, 1994. Certificate of Amendment of Articles of Incorporation of Fallbrook Citrus Company, Inc., dated as of June 11, 1990.
3.1(x)†	Articles of Incorporation of Lindero Headquarters Company, Inc., dated as of February 12, 1998.
3.1(y)†	Articles of Incorporation of Lindero Property, Inc., dated as of October 10, 1991.
3.1(z)†	Articles of Incorporation of Oceanview Produce Company, dated as of June 15, 1989. Certificate of Amendment of Articles of Incorporation of Oceanview Produce Company, dated as of August 7, 1989.
3.1(aa)†	Articles of Incorporation of Prairie Vista, Inc., dated as of November 23, 1953.
3.1(ab)†	Articles of Incorporation of Kingsize Packing Co., dated as of February 5, 1990. Certificate of Amendment of Articles of Incorporation of Kingsize Packing Co., dated as of March 30, 1990, changed the company’s name to Royal Packing Co.
3.1(ac)†	Articles of Incorporation of Trojan Transport Co., dated as of August 31, 1955. Certificate of Amendment of Articles of Incorporation of Trojan Transport Co., dated as of July 31, 1956, changed the company’s name to Trojan Transportation and Warehouse Co. Certificate of Amendment of Articles of Incorporation of Trojan Transportation Co., dated as of January 24, 1961, changed the company’s name to Veltman Terminal Co.
3.1(ad)†	Certificate of Incorporation of Bananera Antillana (Columbia), Inc., dated as of November 16, 1977.
3.1(ae)†	Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990. Certificate of Amendment of Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990.
3.1(af)†	Certificate of Incorporation of Tenneco Sudan, Inc., dated as of June 8, 1977. Certificate of Amendment of Certificate of Incorporation of Tenneco Sudan, Inc., dated as of December 10, 1986, changed the company’s name to Tenneco Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Tenneco Realty Development Holding Corporation, dated as of April 21, 1988, changed the company’s name to Oceanic California Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Oceanic California Realty Development Holding Corporation, dated as of November 16, 1990, changed the company’s name to Castle & Cooke Bakersfield Holdings, Inc. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Bakersfield Holdings, Inc., dated as of March 18, 1996, changed the company’s name to Delphinium Corporation.
3.1(ag)†	Certificate of Incorporation of Standard Banana Company, dated as of March 21, 1955. Certificate of Amendment of Certificate of Incorporation of Standard Banana Company, dated as of January 8, 1971, changed the company’s name to Standard Fruit Sales Company. Certificate of Amendment of Certificate of Incorporation of Standard Fruit Sales Company, dated as of June 6, 1973, changed the company’s name to Castle & Cooke Food Sales Company. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Food Sales Company, dated as of September 25, 1984, changed the company’s name to Dole Europe Company. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988.
3.1(ah)†	Certificate of Incorporation of Castle Aviation, Inc., dated as of June 25, 1987. Certificate of Amendment of Certificate of Incorporation of Castle Aviation, Inc., dated as of April 10, 1992, changed the company’s name to Dole Foods Flight Operations, Inc.
3.1(ai)†	Certificate of Incorporation of Cut Flower Exchange, Inc., dated as of February 11, 1988. Certificate of Merger, dated as of July 31, 1991, changed the company’s name Sunburst Farms, Inc. Certificate of Amendment of Certificate of Incorporation of Sunburst Farms, Inc., dated as of June 23, 1999, changed the company’s name to Dole Fresh Flowers, Inc.
3.1(aj)†	Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of November 7, 1927. Certificate of Ownership and Merger in Wenatchee-Beebe Orchard Company, dated as of June 23, 1943. Certificate of Amendment of Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of April 20, 1983, changed the company’s name to Beebe Orchard Company. Certificate of Merger of Wells and Wade Fruit Company and Beebe Orchard Company, dated as of March 23, 2001, changed the company’s name to Dole Northwest, Inc.

Exhibit
Number	Title

3.1(ak)†	Certificate of Incorporation of Dole Sunburst Express, Inc. Certificate of Amendment of Certificate of Incorporation of Dole Sunburst Express, Inc., dated as of July 21, 1996, changed the company’s name to Dole Sunfresh Express, Inc.
3.1(al)†	Certificate of Incorporation of Standard Fruit and Steamship Company, dated as of January 2, 1968.
3.1(am)†	Certificate of Incorporation of Standard Fruit Company, dated as of March 14, 1955. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988.
3.1(an)†	Certificate of Incorporation of Produce America, Inc., dated as of June 24, 1982. Certificate of Amendment of Certificate of Incorporation Before Payment of Capital of Produce America, Inc., dated as of October 29, 1982, changed the company’s name to CCFV, Inc. Certificate of Amendment of Certificate of Incorporation of CCFV, Inc., dated as of September 29, 1983, changed the company’s name to Sun Country Produce, Inc.
3.1(ao)†	Certificate of Incorporation of West Foods, Inc., dated as of March 9, 1973.
3.1(ap)†	Certificate of Incorporation of Cool Advantage, Inc., dated as of December 14, 1998.
3.1(aq)†	Articles of Incorporation of Cool Care Consulting, Inc., dated as of September 16, 1986. Articles of Amendment of Cool Care Consulting, Inc., dated as of April 4, 1996, changed the company’s name to Cool Care, Inc.
3.1(ar)†	Articles of Incorporation of Flowernet, Inc., dated as of September 11, 1987.
3.1(as)†	Articles of Incorporation of Saw Grass Transport, Inc., dated as of June 24, 1999.
3.1(at)†	Articles of Incorporation of Castle & Cooke Development Corporation, dated as of June 8, 1992. Articles of Amendment to Change Corporate Name, dated as of March 1, 1993, changed the company’s name to Castle & Cooke Communities, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Blue Anthurium, Inc.
3.1(au)†	Articles of Incorporation of Dole Acquisition Corporation, dated as of October 13, 1994. Articles of Amendment to Change Corporate Name, dated as of January 10, 1995, changed the company’s name to Castle & Cooke Homes, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Cerulean, Inc.
3.1(av)†	Articles of Incorporation of Castle & Cooke Land Company, Inc., dated as of March 8, 1990. Articles of Amendment to Change Corporate Name, dated as of May 7, 1997, changed the company’s name to Dole Diversified, Inc.
3.1(aw)†	Articles of Association of Kohala Sugar Company, dated as of February 3, 1863. Articles of Amendment to Change Corporate Name, dated as of May 1, 1989, changed the company’s name to Dole Land Company, Inc.
3.1(ax)†	Articles of Incorporation of Dole Packaged Foods Corporation, dated as of April 4, 1990.
3.1(ay)†	Articles of Association of Oceanic Properties, Inc., dated as of May 19, 1961. Articles of Amendment to Change Corporate Name, dated as of October 23, 1990, changed the company’s name to Castle & Cooke Properties, Inc. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to La Petite d’Agen, Inc.
3.1(az)†	Articles of Incorporation of Lanai Holdings, Inc., dated as of May 4, 1990. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of January 22, 1996, changed the company’s name to Malaga Company, Inc.
3.1(ba)†	Articles of Incorporation of M K Development, Inc., dated as of February 26, 1988. Articles of Amendment, dated as of November 26, 1990.
3.1(bb)†	Articles of Incorporation of Mililani Town, Inc., dated as of December 29, 1966. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, December 24, 1990, changed the company’s name to Castle & Cooke Residential, Inc. Articles of Amendment to Change Corporate Name, dated as of October 21, 1993, changed the company’s name to Castle & Cooke Homes Hawaii, Inc. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Muscat, Inc.

Exhibit
Number	Title

3.1(bc)†	Articles of Incorporation of Oahu Transport Company, Limited, dated as of April 15, 1947. Articles of Amendment, dated as of July 24, 1987. Articles of Amendment, dated as of May 1997.
3.1(bd)†	Articles of Incorporation of Wahiawa Water Company, Inc., dated as of June 24, 1975.
3.1(be)†	Articles of Incorporation of Waialua Sugar Company, Inc., dated as of January 12, 1968. Certificate of Amendment, dated as of January 24, 1986.
3.1(bf)†	Certificate of Incorporation of Lanai Company, Inc., dated as of June 15, 1970. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Zante Currant, Inc.
3.1(bg)†	Articles of Incorporation of Diversified Imports Co., dated as of December 1, 1987.
3.1(bh)†	Articles of Incorporation of Dole Assets, Inc., dated as of September 9, 1997.
3.1(bi)†	Articles of Incorporation of Dole Fresh Fruit Company, dated as of September 12, 1985.
3.1(bj)†	Articles of Incorporation of Castle & Cooke Fresh Fruit, Inc., dated as of October 27, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Fruit Company, dated as of May 9, 1997, changed the company’s name to Dole Holdings Inc.
3.1(bk)†	Articles of Incorporation of Dole Logistics Services, Inc., dated as of February 4, 1993.
3.1(bl)†	Articles of Incorporation of Dole Ocean Cargo Express, Inc., dated as of July 8, 1999.
3.1(bm)†	Articles of Incorporation of Dole Ocean Liner Express, Inc., dated as of June 3, 1993.
3.1(bn)†	Articles of Incorporation of Renaissance Capital Corporation, dated as of July 28, 1995.
3.1(bo)†	Certificate of Incorporation of Sun Giant, Inc., dated as of December 8, 1987.
3.1(bp)†	Certificate of Incorporation of Miradero Fishing Company, Inc., dated as of August 9, 1971.
3.1(bq)†	Articles of Incorporation of DNW Services Company, dated as of June 4, 1998.
3.1(br)†	Articles of Incorporation of Pacific Coast Truck Company, dated as of June 27, 1995.
3.1(bs)†	Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of July 28, 1959. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of May 26, 1972. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of August 30, 1973. Amendment to Articles of Incorporation, dated as of June 25, 1976.
3.1(bt)††	Articles of Organization-Conversion of Dole Packaged Foods, LLC, dated as of December 30, 2005.
3.2(a)	By-Laws of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.2 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, File No. 1-4455).
3.2(b)†	Form of By-Laws of the Additional Registrants.
3.2(c)††	Limited Liability Company Agreement of Dole Packaged Foods, LLC, dated as of December 30, 2005.
4.1	Indenture, dated as of July 15, 1993, between Dole and Chase Manhattan Bank and Trust Company (formerly Chemical Trust Company of California) (incorporated by reference to Exhibit 4.6 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).
4.2	First Supplemental Indenture, dated as of April 30, 2002, between Dole and J.P. Morgan Trust Company, National Association, to the Indenture dated as of July 15, 1993, pursuant to which $400 million of Dole’s senior notes due 2009 were issued (incorporated by reference to Exhibit 4.9 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).
4.3	Officers’ Certificate, dated August 3, 1993, pursuant to which $175 million of Dole’s debentures due 2013 were issued (incorporated by reference to Exhibit 4.3 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999, File No. 1-4455).
4.4	Second Supplemental Indenture, dated as of March 28, 2003, between Dole and Wells Fargo Bank, National Association (successor trustee to J.P. Morgan Trust Company), to the Indenture dated as of July 15, 1993 (incorporated by reference to Exhibit 4.10 to Dole’s Current Report on Form 8-K, event date April 4, 2003, File No. 1-4455).
4.5†	Agreement of Removal, Appointment and Acceptance, dated as of March 28, 2003, by and among Dole, J.P. Morgan Trust Company, National Association, successor in interest to Chemical Trust Company of California, as Prior Trustee, and Wells Fargo Bank, National Association.

Exhibit
Number	Title

4.6†	Third Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee.
4.7	Indenture, dated as of March 28, 2003, by and among Dole, the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee, pursuant to which $475 million of Dole’s 8 7/8% senior notes due 2011 were issued (incorporated by reference to Exhibit 4.10 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, File No. 1-4455).
4.8†	First Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee.
4.9	Form of Global Note and Guarantee for Dole’s new 8 7/8% senior notes due 2011 (included as Exhibit B to Exhibit Number 4.7 hereto).
4.11†	Indenture, dated as of May 29, 2003, by and among Dole, the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee, pursuant to which $400 million of Dole’s 7 1/4% senior notes due 2010 were issued.
4.12†	First Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee.
4.13	Form of Global Note and Guarantee for Dole’s 7 1/4% senior notes due 2010 (included as Exhibit A to Exhibit Number 4.11 hereto).
4.14	Dole Food Company, Inc. Master Retirement Savings Trust Agreement, dated as of February 1, 1999, between Dole and The Northern Trust Company (incorporated by reference to Exhibit 4.7 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999, File No. 1-4455).
10.1	Credit Agreement, dated as of March 28, 2003, amended and restated as of April 18, 2005 and further amended and restated as of April 12, 2006, among DHM Holding Company, Inc., a Delaware corporation, Dole Holding Company, LLC, a Delaware limited liability company, Dole Food Company, Inc., a Delaware corporation, Solvest, Ltd., a company organized under the laws of Bermuda, the Lenders from time to time party hereto, Deutsche Bank AG New York Branch, as Deposit Bank, Deutsche Bank AG New York Branch, as Administrative Agent, Banc Of America Securities LLC, as Syndication Agent, The Bank of Nova Scotia, as Documentation Agent and Deutsche Bank Securities Inc., as Lead Arranger and Sole Book Runner (incorporated by reference to Exhibit 10.1 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-4455).
10.2	Credit Agreement, dated as of April 12, 2006, among DHM Holding Company, Inc., a Delaware corporation, Dole Holding Company, LLC, a Delaware limited liability company, Dole Food Company, Inc., a Delaware corporation, the Lenders party hereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, Banc of America Securities LLC, as Syndication Agent, Deutsche Bank Securities LLC and Banc of America Securities LLC, as Joint Book Running Managers and Deutsche Bank Securities Inc. as Lead Arranger (incorporated by reference to Exhibit 10.2 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-4455).
10.3	Dole’s Supplementary Executive Retirement Plan, effective January 1, 1989, First Restatement (incorporated by reference to Exhibit 10(c) to Dole’s Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-4455). This Plan was amended on March 22, 2001 (the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455).
10.4	Dole’s Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-4455). This Plan was amended on March 22, 2001 (the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455).
10.5	Dole’s 1996 Non-Employee Directors Deferred Stock and Cash Compensation Plan, as amended effective October 9, 1998 (incorporated by reference to Exhibit 10 to Dole’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 10, 1998, File No. 1-4455). This Plan was amended on March 22, 2001 (the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455).

Exhibit
Number	Title

10.6*	Schedule of executive officers having Form 1 Change of Control Agreement.
10.7	Form 1 Change of Control Agreement (incorporated by reference to Exhibit 10.14 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).
12*	Ratio of Earnings to Fixed Charges.
21*	Subsidiaries of Dole Food Company, Inc.
23*	Consent of Deloitte & Touche LLP.
31.1*	Certification by the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification by the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification by the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification by the Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

†	Incorporated by reference to the correspondingly numbered exhibits to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004, File No. 333-106493

††	Incorporated by reference to the correspondingly numbered exhibits to Dole’s Annual Report on Form 10-K, filed with the Commission on March 23, 2007, File No. 1-4455

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dole Food Company, Inc.
Registrant

By:	/s/ David A. Delorenzo
David A. DeLorenzo
President and Chief Executive Officer
March 10, 2008

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David A. DeLorenzo and C. Michael Carter, or any of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David H. Murdock David H. Murdock	Chairman and Director	March 10, 2008
/s/ David A. DeLorenzo David A. DeLorenzo	President and Chief Executive Officer and Director	March 10, 2008
/s/ C. Michael Carter C. Michael Carter	Executive Vice President, General Counsel and Corporate Secretary and Director	March 10, 2008
/s/ Scott A. Griswold Scott A. Griswold	Executive Vice President, Corporate Development and Director	March 10, 2008
/s/ Roberta Wieman Roberta Wieman	Executive Vice President, Chief of Staff and Director	March 10, 2008
/s/ Joseph S. Tesoriero Joseph S. Tesoriero	Vice President and Chief Financial Officer	March 10, 2008
/s/ Yoon J. Hugh Yoon J. Hugh	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 10, 2008
/s/ Andrew J. Conrad Andrew J. Conrad	Director	March 10, 2008
/s/ Justin Murdock Justin Murdock	Vice President, New Products and Corporate Development and Director	March 10, 2008
/s/ Edward C. Roohan Edward C. Roohan	Director	March 10, 2008

DOLE FOOD COMPANY, INC.

VALUATION AND QUALIFYING ACCOUNTS

		Additions	Deductions
	Balance at			Charged to	Balance at
	Beginning	Charged to Costs		Other	End of
	of Period	and Expenses		Accounts(A)	Period
	(In thousands)

Year Ended December 29, 2007
Allowance for doubtful accounts
Trade receivables	$47,806	$18,060	$(18,918)	$290	$47,238
Notes and other current receivables	14,826	3,098	(3,428)	(14)	14,482
Long-term notes and other receivables	17,927	4,011	(7,205)	3,803	18,536
Year Ended December 30, 2006
Allowance for doubtful accounts
Trade receivables	$44,154	$16,259	$(9,857)	$(2,750)	$47,806
Notes and other current receivables	14,431	2,382	(1,936)	(51)	14,826
Long-term notes and other receivables	12,583	2,045	(1,161)	4,460	17,927
Year Ended December 31, 2005
Allowance for doubtful accounts
Trade receivables	$49,312	$21,121	$(22,673)	$(3,606)	$44,154
Notes and other current receivables	16,221	3,496	(8,760)	3,474	14,431
Long-term notes and other receivables	8,670	1,354	(2,207)	4,766	12,583

Note:

(A)	Purchase accounting and transfers among accounts

Exhibit Index

Exhibit
Number	Title

3.1(a)	Amended and Restated Certificate of Incorporation of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.1 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, File No. 1-4455).
3.1(b)†	Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of January 12, 1988. Articles of Amendment to the Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke Arizona, Inc. Articles of Amendment to the Articles of Incorporation of Castle & Cooke Arizona, Inc., dated as of December 21, 1995, changed the company’s name to Calazo Corporation.
3.1(c)†	Articles of Incorporation of AG 1970, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1970, Inc., dated as of December 13, 1989.
3.1(d)†	Articles of Incorporation of AG 1971, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1971, Inc., dated as of December 13, 1989.
3.1(e)†	Articles of Incorporation of AG 1972, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1972, Inc., dated as of December 13, 1989.
3.1(f)†	Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of February 10, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of March 18, 1996, changed the company’s name to Alyssum Corporation.
3.1(g)†	Articles of Incorporation of Barclay Hollander Curci, Inc., dated as of February 28, 1969. Certificate of Amendment of Articles of Incorporation, dated as of February 1975, changed the company’s name to Barclay Hollander Corporation. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of November 26, 1980. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of June 11, 1990.
3.1(h)†	Articles of Incorporation of Grandma Mac’s Orchard, dated as of August 27, 1976. Certificate of Amendment of Articles of Incorporation of Grandma Mac’s Orchard, dated as of January 6, 1988, changed the company’s name to Sun Giant, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant, Inc., dated as of March 4, 1988, changed the company’s name to Dole Bakersfield, Inc. Certificate of Amendment of Articles of Incorporation of Dole Bakersfield, Inc., dated as of June 11, 1990. Agreement of Merger of Bud Antle, Inc. and Dole Bakersfield, Inc., dated as of December 18, 2000, changed the company’s name to Bud Antle, Inc.
3.1(i)†	Articles of Incorporation of Lake Anderson Corporation, dated as of June 26, 1964. Certificate of Amendment of Articles of Incorporation, dated as of November 12, 1971. Certificate of Amendment of Articles of Incorporation, dated as of August 28, 1972, changed the company’s name to Oceanic California Inc. Certificate of Amendment of Articles of Incorporation, dated as of July 14, 1977. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of June 17, 1981. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke California, Inc. Certificate of Amendment of Articles of Incorporation of Castle & Cooke California, Inc., dated as of December 21, 1995, changed the company’s name to Calicahomes, Inc.
3.1(j)†	Articles of Incorporation of California Polaris, Inc., dated as of April 6, 1979.
3.1(k)†	Articles of Incorporation of Dole ABPIK, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole ABPIK, Inc., dated as of December 13, 1989.
3.1(l)†	Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of June 8, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of March 18, 1996, changed the company’s name to Dole Arizona Dried Fruit and Nut Company.
3.1(m)†	Articles of Incorporation of CCJM, Inc., dated as of December 11, 1989. Certificate of Amendment of Articles of Incorporation of CCJM, Inc., dated as of September 9, 1991, changed the company’s name to Dole Carrot Company.
3.1(n)†	Articles of Incorporation of Miracle Fruit Company, dated as of September 12, 1979. Certificate of Amendment of Articles of Incorporation of Miracle Fruit Company, dated as of October 1, 1979, changed the company’s name to Blue Goose Growers, Inc. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of June 11, 1990. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of February 15, 1991, changed the company’s name to Dole Citrus.

Exhibit
Number	Title

3.1(o)†	Articles of Incorporation of Dole DF&N, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole DF&N, Inc., dated as of December 13, 1989.
3.1(p)†	General Partnership Agreement of Dole Dried Fruit and Nut Company, a California general partnership, dated as of October 15, 1995.
3.1(q)†	Articles of Incorporation of Canfield Farming Company, dated as of July 17, 1963. Certificate of Amendment of Articles of Incorporation of Canfield Farming Company, dated as of March 15, 1971, changed the company’s name to Tenneco Farming Company. Certificate of Amendment of Articles of Incorporation of Tenneco Farming Company, dated as of January 6, 1988, changed the company’s name to Sun Giant Farming, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant Farming, Inc., dated as of April 25, 1988, changed the company’s name to Dole Farming, Inc. Certificate of Amendment of Articles of Incorporation of Dole Farming, Inc., dated as of June 11, 1990.
3.1(r)†	Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of July 14, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of January 2, 1990, changed the company’s name to Dole Fresh Vegetables, Inc.
3.1(s)†	Restated Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of October 15, 1986. Certificate of Amendment of Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of November 14, 1986. Certificate of Amendment of Articles of Incorporation, dated as of April 20, 1988, changed the company’s name to Dole Nut Company. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of January 28, 1998, changed the company’s name to Dole Orland, Inc.
3.1(t)†	Articles of Incorporation of S & J Ranch, Inc., dated as of December 15, 1952. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of September 27, 2000, changed the company’s name to Dole Visage, Inc.
3.1(u)†	Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of November 25, 1975. Certificate of Amendment of Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of July 25, 1984, changed the company’s name to E.T. Wall Company. Certificate of Amendment of Articles of Incorporation of E.T. Wall Company, dated as of June 11, 1990.
3.1(v)†	Articles of Incorporation of Earlibest Orange Association, Inc., dated as of November 7, 1963. Certificate of Amendment of Articles of Incorporation of Earlibest Orange Association, Inc., dated as of December 13, 1989.
3.1(w)†	Articles of Incorporation of The Citrus Company, dated as of February 1, 1984. Certificate of Amendment of Articles of Incorporation of The Citrus Company, dated as of February 16, 1984, changed the company’s name to Fallbrook Citrus Company, Inc. Certificate of Amendment of Articles of Incorporation, dated as of March 15, 1994. Certificate of Amendment of Articles of Incorporation of Fallbrook Citrus Company, Inc., dated as of June 11, 1990.
3.1(x)†	Articles of Incorporation of Lindero Headquarters Company, Inc., dated as of February 12, 1998.
3.1(y)†	Articles of Incorporation of Lindero Property, Inc., dated as of October 10, 1991.
3.1(z)†	Articles of Incorporation of Oceanview Produce Company, dated as of June 15, 1989. Certificate of Amendment of Articles of Incorporation of Oceanview Produce Company, dated as of August 7, 1989.
3.1(aa)†	Articles of Incorporation of Prairie Vista, Inc., dated as of November 23, 1953.
3.1(ab)†	Articles of Incorporation of Kingsize Packing Co., dated as of February 5, 1990. Certificate of Amendment of Articles of Incorporation of Kingsize Packing Co., dated as of March 30, 1990, changed the company’s name to Royal Packing Co.
3.1(ac)†	Articles of Incorporation of Trojan Transport Co., dated as of August 31, 1955. Certificate of Amendment of Articles of Incorporation of Trojan Transport Co., dated as of July 31, 1956, changed the company’s name to Trojan Transportation and Warehouse Co. Certificate of Amendment of Articles of Incorporation of Trojan Transportation Co., dated as of January 24, 1961, changed the company’s name to Veltman Terminal Co.
3.1(ad)†	Certificate of Incorporation of Bananera Antillana (Columbia), Inc., dated as of November 16, 1977.

Exhibit
Number	Title

3.1(ae)†	Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990. Certificate of Amendment of Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990.
3.1(af)†	Certificate of Incorporation of Tenneco Sudan, Inc., dated as of June 8, 1977. Certificate of Amendment of Certificate of Incorporation of Tenneco Sudan, Inc., dated as of December 10, 1986, changed the company’s name to Tenneco Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Tenneco Realty Development Holding Corporation, dated as of April 21, 1988, changed the company’s name to Oceanic California Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Oceanic California Realty Development Holding Corporation, dated as of November 16, 1990, changed the company’s name to Castle & Cooke Bakersfield Holdings, Inc. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Bakersfield Holdings, Inc., dated as of March 18, 1996, changed the company’s name to Delphinium Corporation.
3.1(ag)†	Certificate of Incorporation of Standard Banana Company, dated as of March 21, 1955. Certificate of Amendment of Certificate of Incorporation of Standard Banana Company, dated as of January 8, 1971, changed the company’s name to Standard Fruit Sales Company. Certificate of Amendment of Certificate of Incorporation of Standard Fruit Sales Company, dated as of June 6, 1973, changed the company’s name to Castle & Cooke Food Sales Company. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Food Sales Company, dated as of September 25, 1984, changed the company’s name to Dole Europe Company. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988.
3.1(ah)†	Certificate of Incorporation of Castle Aviation, Inc., dated as of June 25, 1987. Certificate of Amendment of Certificate of Incorporation of Castle Aviation, Inc., dated as of April 10, 1992, changed the company’s name to Dole Foods Flight Operations, Inc.
3.1(ai)†	Certificate of Incorporation of Cut Flower Exchange, Inc., dated as of February 11, 1988. Certificate of Merger, dated as of July 31, 1991, changed the company’s name Sunburst Farms, Inc. Certificate of Amendment of Certificate of Incorporation of Sunburst Farms, Inc., dated as of June 23, 1999, changed the company’s name to Dole Fresh Flowers, Inc.
3.1(aj)†	Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of November 7, 1927. Certificate of Ownership and Merger in Wenatchee-Beebe Orchard Company, dated as of June 23, 1943. Certificate of Amendment of Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of April 20, 1983, changed the company’s name to Beebe Orchard Company. Certificate of Merger of Wells and Wade Fruit Company and Beebe Orchard Company, dated as of March 23, 2001, changed the company’s name to Dole Northwest, Inc.
3.1(ak)†	Certificate of Incorporation of Dole Sunburst Express, Inc. Certificate of Amendment of Certificate of Incorporation of Dole Sunburst Express, Inc., dated as of July 21, 1996, changed the company’s name to Dole Sunfresh Express, Inc.
3.1(al)†	Certificate of Incorporation of Standard Fruit and Steamship Company, dated as of January 2, 1968.
3.1(am)†	Certificate of Incorporation of Standard Fruit Company, dated as of March 14, 1955. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988.
3.1(an)†	Certificate of Incorporation of Produce America, Inc., dated as of June 24, 1982. Certificate of Amendment of Certificate of Incorporation Before Payment of Capital of Produce America, Inc., dated as of October 29, 1982, changed the company’s name to CCFV, Inc. Certificate of Amendment of Certificate of Incorporation of CCFV, Inc., dated as of September 29, 1983, changed the company’s name to Sun Country Produce, Inc.
3.1(ao)†	Certificate of Incorporation of West Foods, Inc., dated as of March 9, 1973.
3.1(ap)†	Certificate of Incorporation of Cool Advantage, Inc., dated as of December 14, 1998.
3.1(aq)†	Articles of Incorporation of Cool Care Consulting, Inc., dated as of September 16, 1986. Articles of Amendment of Cool Care Consulting, Inc., dated as of April 4, 1996, changed the company’s name to Cool Care, Inc.
3.1(ar)†	Articles of Incorporation of Flowernet, Inc., dated as of September 11, 1987.
3.1(as)†	Articles of Incorporation of Saw Grass Transport, Inc., dated as of June 24, 1999.

Exhibit
Number	Title

3.1(at)†	Articles of Incorporation of Castle & Cooke Development Corporation, dated as of June 8, 1992. Articles of Amendment to Change Corporate Name, dated as of March 1, 1993, changed the company’s name to Castle & Cooke Communities, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Blue Anthurium, Inc.
3.1(au)†	Articles of Incorporation of Dole Acquisition Corporation, dated as of October 13, 1994. Articles of Amendment to Change Corporate Name, dated as of January 10, 1995, changed the company’s name to Castle & Cooke Homes, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Cerulean, Inc.
3.1(av)†	Articles of Incorporation of Castle & Cooke Land Company, Inc., dated as of March 8, 1990. Articles of Amendment to Change Corporate Name, dated as of May 7, 1997, changed the company’s name to Dole Diversified, Inc.
3.1(aw)†	Articles of Association of Kohala Sugar Company, dated as of February 3, 1863. Articles of Amendment to Change Corporate Name, dated as of May 1, 1989, changed the company’s name to Dole Land Company, Inc.
3.1(ax)†	Articles of Incorporation of Dole Packaged Foods Corporation, dated as of April 4, 1990.
3.1(ay)†	Articles of Association of Oceanic Properties, Inc., dated as of May 19, 1961. Articles of Amendment to Change Corporate Name, dated as of October 23, 1990, changed the company’s name to Castle & Cooke Properties, Inc. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to La Petite d’Agen, Inc.
3.1(az)†	Articles of Incorporation of Lanai Holdings, Inc., dated as of May 4, 1990. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of January 22, 1996, changed the company’s name to Malaga Company, Inc.
3.1(ba)†	Articles of Incorporation of M K Development, Inc., dated as of February 26, 1988. Articles of Amendment, dated as of November 26, 1990.
3.1(bb)†	Articles of Incorporation of Mililani Town, Inc., dated as of December 29, 1966. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, December 24, 1990, changed the company’s name to Castle & Cooke Residential, Inc. Articles of Amendment to Change Corporate Name, dated as of October 21, 1993, changed the company’s name to Castle & Cooke Homes Hawaii, Inc. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Muscat, Inc.
3.1(bc)†	Articles of Incorporation of Oahu Transport Company, Limited, dated as of April 15, 1947. Articles of Amendment, dated as of July 24, 1987. Articles of Amendment, dated as of May 1997.
3.1(bd)†	Articles of Incorporation of Wahiawa Water Company, Inc., dated as of June 24, 1975.
3.1(be)†	Articles of Incorporation of Waialua Sugar Company, Inc., dated as of January 12, 1968. Certificate of Amendment, dated as of January 24, 1986.
3.1(bf)†	Certificate of Incorporation of Lanai Company, Inc., dated as of June 15, 1970. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Zante Currant, Inc.
3.1(bg)†	Articles of Incorporation of Diversified Imports Co., dated as of December 1, 1987.
3.1(bh)†	Articles of Incorporation of Dole Assets, Inc., dated as of September 9, 1997.
3.1(bi)†	Articles of Incorporation of Dole Fresh Fruit Company, dated as of September 12, 1985.
3.1(bj)†	Articles of Incorporation of Castle & Cooke Fresh Fruit, Inc., dated as of October 27, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Fruit Company, dated as of May 9, 1997, changed the company’s name to Dole Holdings Inc.
3.1(bk)†	Articles of Incorporation of Dole Logistics Services, Inc., dated as of February 4, 1993.
3.1(bl)†	Articles of Incorporation of Dole Ocean Cargo Express, Inc., dated as of July 8, 1999.
3.1(bm)†	Articles of Incorporation of Dole Ocean Liner Express, Inc., dated as of June 3, 1993.
3.1(bn)†	Articles of Incorporation of Renaissance Capital Corporation, dated as of July 28, 1995.
3.1(bo)†	Certificate of Incorporation of Sun Giant, Inc., dated as of December 8, 1987.
3.1(bp)†	Certificate of Incorporation of Miradero Fishing Company, Inc., dated as of August 9, 1971.
3.1(bq)†	Articles of Incorporation of DNW Services Company, dated as of June 4, 1998.

Exhibit
Number	Title

3.1(br)†	Articles of Incorporation of Pacific Coast Truck Company, dated as of June 27, 1995.
3.1(bs)†	Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of July 28, 1959. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of May 26, 1972. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of August 30, 1973. Amendment to Articles of Incorporation, dated as of June 25, 1976.
3.1(bt)††	Articles of Organization-Conversion of Dole Packaged Foods, LLC, dated as of December 30, 2005
3.2(a)	By-Laws of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.2 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, File No. 1-4455).
3.2(b)†	Form of By-Laws of the Additional Registrants.
3.2(c)††	Limited Liability Agreement of Dole Packaged Foods, LLC, dated as of December 30, 2005
4.1	Indenture, dated as of July 15, 1993, between Dole and Chase Manhattan Bank and Trust Company (formerly Chemical Trust Company of California) (incorporated by reference to Exhibit 4.6 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).
4.2	First Supplemental Indenture, dated as of April 30, 2002, between Dole and J.P. Morgan Trust Company, National Association, to the Indenture dated as of July 15, 1993, pursuant to which $400 million of Dole’s senior notes due 2009 were issued (incorporated by reference to Exhibit 4.9 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).
4.3	Officers’ Certificate, dated August 3, 1993, pursuant to which $175 million of Dole’s debentures due 2013 were issued (incorporated by reference to Exhibit 4.3 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999, File No. 1-4455).
4.4	Second Supplemental Indenture, dated as of March 28, 2003, between Dole and Wells Fargo Bank, National Association (successor trustee to J.P. Morgan Trust Company), to the Indenture dated as of July 15, 1993 (incorporated by reference to Exhibit 4.10 to Dole’s Current Report on Form 8-K, event date April 4, 2003, File No. 1-4455).
4.5†	Agreement of Removal, Appointment and Acceptance, dated as of March 28, 2003, by and among Dole, J.P. Morgan Trust Company, National Association, successor in interest to Chemical Trust Company of California, as Prior Trustee, and Wells Fargo Bank, National Association.
4.6†	Third Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee.
4.7	Indenture, dated as of March 28, 2003, by and among Dole, the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee, pursuant to which $475 million of Dole’s 8 7/8% senior notes due 2011 were issued (incorporated by reference to Exhibit 4.10 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, File No. 1-4455).
4.8†	First Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee.
4.9	Form of Global Note and Guarantee for Dole’s new 8 7/8% senior notes due 2011 (included as Exhibit B to Exhibit Number 4.7 hereto).
4.11†	Indenture, dated as of May 29, 2003, by and among Dole, the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee, pursuant to which $400 million of Dole’s 7 1/4% senior notes due 2010 were issued.
4.12†	First Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee.
4.13	Form of Global Note and Guarantee for Dole’s 7 1/4% senior notes due 2010 (included as Exhibit A to Exhibit Number 4.11 hereto).
4.14	Dole Food Company, Inc. Master Retirement Savings Trust Agreement, dated as of February 1, 1999, between Dole and The Northern Trust Company (incorporated by reference to Exhibit 4.7 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999, File No. 1-4455).

Exhibit
Number	Title

10.1	Credit Agreement, dated as of March 28, 2003, amended and restated as of April 18, 2005 and further amended and restated as of April 12, 2006, among DHM Holding Company, Inc., a Delaware corporation, Dole Holding Company, LLC, a Delaware limited liability company, Dole Food Company, Inc., a Delaware corporation, Solvest, Ltd., a company organized under the laws of Bermuda, the Lenders from time to time party hereto, Deutsche Bank AG New York Branch, as Deposit Bank, Deutsche Bank AG New York Branch, as Administrative Agent, Banc Of America Securities LLC, as Syndication Agent, The Bank of Nova Scotia, as Documentation Agent and Deutsche Bank Securities Inc., as Lead Arranger and Sole Book Runner (incorporated by reference to Exhibit 10.1 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-4455).
10.2	Credit Agreement, dated as of April 12, 2006, among DHM Holding Company, Inc., a Delaware corporation, Dole Holding Company, LLC, a Delaware limited liability company, Dole Food Company, Inc., a Delaware corporation, the Lenders party hereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, Banc of America Securities LLC, as Syndication Agent, Deutsche Bank Securities LLC and Banc of America Securities LLC, as Joint Book Running Managers and Deutsche Bank Securities Inc. as Lead Arranger (incorporated by reference to Exhibit 10.2 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-4455).
10.3	Dole’s Supplementary Executive Retirement Plan, effective January 1, 1989, First Restatement (incorporated by reference to Exhibit 10(c) to Dole’s Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-4455). This Plan was amended on March 22, 2001 (the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455).
10.4	Dole’s Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-4455). This Plan was amended on March 22, 2001 (the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455).
10.5	Dole’s 1996 Non-Employee Directors Deferred Stock and Cash Compensation Plan, as amended effective October 9, 1998 (incorporated by reference to Exhibit 10 to Dole’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 10, 1998, File No. 1-4455). This Plan was amended on March 22, 2001 (the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455).
10.6*	Schedule of executive officers having Form 1 Change of Control Agreement.
10.7	Form 1 Change of Control Agreement (incorporated by reference to Exhibit 10.14 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).
12*	Ratio of Earnings to Fixed Charges.
21*	Subsidiaries of Dole Food Company, Inc.
23*	Consent of Deloitte & Touche LLP.
31.1*	Certification by the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification by the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification by the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification by the Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

†	Incorporated by reference to the correspondingly numbered exhibits to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004, File No. 333-106493

††	Incorporated by reference to the correspondingly numbered exhibits to Dole’s Annual Report on Form 10-K, Filed with the Commission on March 23, 2007, File No. 1-4455.

*	Filed herewith

**	Furnished herewith