Form 10-Q
period 2008-03-22
DOLE FOOD CO INC
filed 2008-05-05
CIK 18169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 22, 2008
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
(818) 879-6600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 25, 2008

Common Stock, $0.001 Par Value	1,000

DOLE FOOD COMPANY, INC.

PART I.
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended
	March 22,	March 24,
	2008	2007
	(In thousands)

Revenues, net	$1,762,161	$1,554,369
Cost of products sold	(1,591,210)	(1,409,964)

Gross margin	170,951	144,405
Selling, marketing and general and administrative expenses	(120,728)	(110,908)

Operating income	50,223	33,497
Other income (expense), net (Note 3)	(28,711)	1,579
Interest income	1,769	1,602
Interest expense	(43,501)	(44,202)

Loss from continuing operations before income taxes, minority interests and equity earnings	(20,220)	(7,524)
Income taxes	(9,082)	(1,973)
Minority interests, net of income taxes	(671)	(340)
Equity in earnings of unconsolidated subsidiaries	1,003	675

Loss from continuing operations	(28,970)	(9,162)
Income (loss) from discontinued operations, net of income taxes	25	(1,053)

Net loss	$(28,945)	$(10,215)

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 22,	December 29,
	2008	2007
	(In thousands, except share data)

ASSETS
Cash and cash equivalents	$94,885	$97,061
Receivables, net of allowances of $62,237 and $61,720, respectively	985,991	839,153
Inventories	768,594	750,675
Prepaid expenses	75,333	71,296
Deferred income tax assets	12,327	12,085
Assets held-for-sale	115,541	76,244

Total current assets	2,052,671	1,846,514
Investments	74,119	69,336
Property, plant and equipment, net of accumulated depreciation of $1,020,651 and $980,390, respectively	1,280,595	1,340,139
Goodwill	509,518	509,518
Intangible assets, net	719,950	721,790
Other assets, net	155,759	155,587

Total assets	$4,792,612	$4,642,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$559,027	$542,959
Accrued liabilities	595,727	514,584
Current portion of long-term debt	14,195	14,171
Notes payable	94,687	81,018

Total current liabilities	1,263,636	1,152,732
Long-term debt	2,369,480	2,316,208
Deferred income tax liabilities	272,370	277,824
Other long-term liabilities	559,365	541,234
Minority interests	30,416	29,878
Contingencies (Note 12)
Shareholders’ equity
Common stock — $0.001 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	409,907	409,907
Retained deficit	(113,828)	(84,883)
Accumulated other comprehensive income (loss)	1,266	(16)

Total shareholders’ equity	297,345	325,008

Total liabilities and shareholders’ equity	$4,792,612	$4,642,884

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended
	March 22,	March 24,
	2008	2007
	(In thousands)

Operating Activities
Net loss	$(28,945)	$(10,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,707	36,187
Net unrealized foreign currency exchange losses	40,747	2,028
Asset write-offs, impairments and net (gain) loss on sale of assets	(1,388)	2,225
Minority interests and equity earnings, net	(331)	(1,424)
Amortization of debt issuance costs	1,016	947
Provision for deferred income taxes	(5,126)	(8,614)
Pension and other postretirement benefit plan expense	4,632	3,966
Other	(113)	138
Changes in operating assets and liabilities:
Receivables	(118,579)	(76,345)
Inventories	(15,318)	(13,034)
Prepaid expenses and other assets	(5,103)	(2,375)
Accounts payable	10,618	39,793
Accrued liabilities	20,766	(20,583)
Other long-term liabilities	656	5,255

Cash flow used in operating activities	(62,761)	(42,051)
Investing Activities
Proceeds from sales of assets	16,022	30,777
Capital additions	(19,775)	(17,873)
Repurchase of common stock in going-private merger transaction	(96)	(129)

Cash flow provided by (used in) investing activities	(3,849)	12,775
Financing Activities
Short-term debt borrowings	50,916	36,010
Short-term debt repayments	(40,893)	(5,526)
Long-term debt borrowings, net of debt issuance costs	316,649	216,711
Long-term debt repayments	(262,960)	(203,491)
Dividends paid to minority shareholders	(180)	(8,331)

Cash flow provided by financing activities	63,532	35,373

Effect of foreign currency exchange rate changes on cash	902	(1,931)

Increase (decrease) in cash and cash equivalents	(2,176)	4,166
Cash and cash equivalents at beginning of period	97,061	92,414

Cash and cash equivalents at end of period	$94,885	$96,580

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) include all adjustments necessary, which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows. The Company operates under a 52/53-week year. The quarters ended March 22, 2008 and March 24, 2007 are twelve weeks in duration. For a summary of significant accounting policies and additional information relating to the Company’s financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 29, 2007.

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

Certain amounts in the prior year financial statements and related footnotes have been reclassified to conform to the 2008 presentation. As discussed in Note 4 — Business Disposition, the Company reclassified the operating results of its North American citrus and pistachio operations to discontinued operations.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

During March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, (“FAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the first quarter of fiscal 2009. The Company is evaluating the potential impacts that the adoption of FAS 161 may have on its consolidated financial statements.

During February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“FAS 159”), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 became effective in the first quarter of fiscal 2008. The Company did not elect to apply the fair value option to any of its financial instruments.

During September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. FAS 157 requires companies to disclosure the fair value of financial instruments according to a fair value hierarchy as defined in the standard. In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-1 amends FAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company, as it applies to its financial instruments, effective December 30, 2007. The impact of adoption of FAS 157 is discussed in Note 14 — Derivative Financial Instruments.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 3 —	OTHER INCOME (EXPENSE), NET

Included in other income (expense), net in the Company’s condensed consolidated statements of operations for the quarters ended March 22, 2008 and March 24, 2007 are the following items:

	March 22,	March 24,
	2008	2007
	(In thousands)

Unrealized loss on the cross currency swap	$(32,354)	$(1,810)
Realized gain on the cross currency swap	2,923	3,327
Unrealized gain (loss) on the vessel obligation	491	(34)
Other	229	96

Other income (expense), net	$(28,711)	$1,579

Refer to Note 14 — Derivative Financial Instruments for further discussion regarding the Company’s cross currency swap.

NOTE 4 — BUSINESS DISPOSITION

During the fourth quarter of 2007, the Company approved and committed to a formal plan to divest its citrus and pistachio operations (“Citrus”) located in central California. In evaluating the business, the Company concluded that this business met the definition of a discontinued operation as defined in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). Accordingly, the results of operations of this business have been reclassified for all periods presented. Pursuant to FAS 144, the condensed consolidated balance sheets and condensed consolidated statements of cash flows are not required to reflect the reclassification of Citrus as a discontinued operation.

Refer to Note 13 — Assets Held-For-Sale for further discussion regarding the Company’s expected asset sales.

NOTE 5 — INCOME TAXES

The Company recorded $9.1 million of income tax expense on $20.2 million of pretax losses from continuing operations for the quarter ended March 22, 2008. Income tax expense for the quarter included $5.4 million recorded to establish a valuation allowance against deferred income tax assets in Ecuador which as the result of a recently enacted tax law, have been determined to not be recoverable. Additionally, income tax expense included interest expense of $2.8 million (net of associated income tax benefits of approximately $1.3 million) related to the Company’s unrecognized tax benefits. The income tax expense for the quarter ended March 24, 2007 was $2 million, including interest expense of $2.4 million (net of associated income tax benefits of approximately $1.5 million) related to the Company’s unrecognized tax benefits. The Company’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions.

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

In applying APB 28 and FIN 18 to the income tax provision computation for the period ended March 22, 2008, the Company excluded, from its calculation of the estimated annual effective tax rate, income or loss earned in certain foreign jurisdictions having tax rates that vary significantly from those associated with the Company’s

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

earnings from operations in the rest of the jurisdictions in which it operates. Due to the volatility in the mix of earnings, the Company believes this approach is more representative of what is expected for the full year.

For the periods presented, the Company’s income tax provision differs from the U.S. federal statutory rate applied to the Company’s pretax losses primarily due to operations in foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate offset by the accrual for current year uncertain tax positions.

The Company recognizes accrued interest and penalties related to its unrecognized tax benefits as a component of income taxes in the condensed consolidated statement of operations. Accrued interest and penalties before tax benefits were $64.6 million and $68.7 million at December 29, 2007 and March 22, 2008, respectively, and are included as a component of other long-term liabilities in the condensed consolidated balance sheet.

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

Internal Revenue Service Audit:  On June 29, 2006, the IRS completed an examination of the Company’s federal income tax returns for the years 1995 to 2001 and issued a Revenue Agent’s Report (“RAR”) that includes various proposed adjustments. The net tax deficiency associated with the RAR was $175 million, plus interest and penalties. The Company timely filed a protest letter contesting the proposed adjustments contained in the RAR on July 6, 2006. During January 2008, the Company was notified that the Appeals Branch of the IRS finalized its review of the Company’s protest; the Appeals Branch supported the Company’s position in all material respects. This review is subject to Joint Committee approval. As a result of the finalization of the review of the Company’s federal income tax returns for the years 1995 to 2001 by the Appeals Branch of the IRS, it is likely that the Company’s other long-term liabilities could decrease by as much as $110 million due to reductions in the Company’s gross unrecognized tax benefits. In that case, the impact on the Company’s condensed consolidated financial statements would be approximately $130 million, which includes the $110 million plus $20 million for interest and federal and state tax benefits. Approximately $60 million of this amount would reduce the Company’s income tax provision and effective tax rate, and the remaining $70 million would reduce goodwill.

The Company is currently under examination by the Internal Revenue Service for the tax years 2002-2005 and it is anticipated that the examination will be completed by the end of 2009.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 6 — INVENTORIES

The major classes of inventories were as follows:

	March 22,	December 29,
	2008	2007
	(In thousands)

Finished products	$377,723	$355,502
Raw materials and work in progress	154,737	155,166
Crop-growing costs	165,552	172,980
Operating supplies and other	70,582	67,027

	$768,594	$750,675

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

Goodwill has been allocated to the Company’s reporting segments as follows:

		Fresh	Packaged	Fresh-cut
	Fresh Fruit	Vegetables	Foods	Flowers	Other	Total
	(In thousands)

Balance as of December 29, 2007 and March 22, 2008	$359,072	$86,675	$63,771	$—	$—	$509,518

Details of the Company’s intangible assets were as follows:

	March 22,	December 29,
	2008	2007
	(In thousands)

Amortized intangible assets:
Customer relationships	$47,982	$48,906
Other amortized intangible assets	5,875	5,851

	53,857	54,757
Accumulated amortization — customer relationships	(18,338)	(17,483)
Other accumulated amortization	(5,184)	(5,099)

Accumulated amortization — intangible assets	(23,522)	(22,582)

Intangible assets, net	30,335	32,175
Indefinite-lived intangible assets:
Trademark and trade names	689,615	689,615

Total identifiable intangible assets, net	$719,950	$721,790

Amortization expense of intangible assets totaled $1 million for each of the quarters ended March 22, 2008 and March 24, 2007, respectively.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of March 22, 2008, the estimated remaining amortization expense associated with the Company’s intangible assets for the remainder of 2008 and in each of the next four fiscal years is as follows (in thousands):

Fiscal Year	Amount

2008	$3,314
2009	$4,309
2010	$4,309
2011	$4,309
2012	$4,309

NOTE 8 — NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following amounts:

	March 22,	December 29,
	2008	2007
	(In thousands)

Unsecured debt:
8.625% notes due 2009	$350,000	$350,000
7.25% notes due 2010	400,000	400,000
8.875% notes due 2011	200,000	200,000
8.75% debentures due 2013	155,000	155,000
Secured debt:
Revolving credit facility	233,500	176,400
Term loan facilities	957,937	960,375
Contracts and notes, at a weighted-average interest rate of 8.5% in 2008 (8.4% in 2007) through 2014	3,170	3,255
Capital lease obligations	84,609	85,959
Unamortized debt discount	(541)	(610)
Notes payable	94,687	81,018

	2,478,362	2,411,397
Current maturities	(108,882)	(95,189)

	$2,369,480	$2,316,208

The Company amortized deferred debt issuance costs of $1 million during each of the quarters ended March 22, 2008 and March 24, 2007.

As of March 22, 2008, the term loan facilities consisted of $221 million of Term Loan B and $736.9 million of Term Loan C. The term loan facilities bear interest at LIBOR plus a margin ranging from 1.75% to 2%, dependent upon the Company’s senior secured leverage ratio. The weighted average variable interest rates at March 22, 2008 for Term Loan B and Term Loan C were LIBOR plus 2%, or 5.7%. The term loan facilities require quarterly principal payments, plus a balloon payment due in 2013. Related to the term loan facilities, the Company holds an interest rate swap to hedge future changes in interest rates and a cross currency swap to effectively lower the U.S. dollar fixed interest rate to a Japanese yen fixed interest rate. Refer to Note 14 — Derivative Financial Instruments for additional information related to these instruments.

As of March 22, 2008, the asset based revolving credit facility (“ABL revolver”) borrowing base was $345.9 million and the amount outstanding under the ABL revolver was $233.5 million. The ABL revolver bears

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

interest at LIBOR plus a margin ranging from 1.25% to 1.75%, dependent upon the Company’s historical borrowing availability under this facility. At March 22, 2008, the weighted average variable interest rate for the ABL revolver was LIBOR plus 1.5%, or 4.6%. The ABL revolver matures in April 2011. After taking into account approximately $4.3 million of outstanding letters of credit issued under the ABL revolver, the Company had approximately $108.1 million available for borrowings as of March 22, 2008. In addition, the Company had approximately $82.3 million of letters of credit and bank guarantees outstanding under its pre-funded letter of credit facility as of March 22, 2008.

Provisions under the Company’s senior secured credit facilities and the indentures governing the Company’s senior notes and debentures require the Company to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. At March 22, 2008, the Company was in compliance with all applicable covenants.

NOTE 9 — SHAREHOLDERS’ EQUITY

Comprehensive Loss

The components of comprehensive loss were as follows in each period:

	Quarter Ended
	March 22,	March 24,
	2008	2007
	(In thousands)

Net loss	$(28,945)	$(10,215)
Unrealized foreign currency exchange translation gain	12,459	1,715
Reclassification of realized cash flow hedging (gains) losses to net loss	(163)	7
Unrealized net loss on cash flow hedging instruments	(11,014)	(1,053)

Comprehensive loss	$(27,663)	$(9,546)

Dividends

The Company did not declare or pay a dividend to its parent during either of the quarters ended March 22, 2008 or March 24, 2007.

The Company’s ability to declare dividends is limited under the terms of its senior secured credit facilities and senior notes indentures. As of March 22, 2008, the Company had no ability to declare and pay dividends or other similar distributions.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 10 — EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for the Company’s U.S. and international pension plans and other postretirement benefit (“OPRB”) plans were as follows:

	U.S. Pension Plans		International Pension Plans		OPRB Plans
	Quarter Ended		Quarter Ended		Quarter Ended
	March 22,	March 24,	March 22,	March 24,	March 22,	March 24,
	2008	2007	2008	2007	2008	2007
	(In thousands)

Components of net periodic benefit cost:
Service cost	$34	$34	$1,454	$1,440	$66	$71
Interest cost	4,288	3,955	2,379	1,971	905	896
Expected return on plan assets	(4,186)	(4,089)	(587)	(556)	—	—
Amortization of:
Unrecognized net loss	341	285	117	119	(2)	22
Unrecognized prior service cost (benefit)	—	—	20	17	(211)	(211)
Unrecognized net transition obligation	—	—	14	12	—	—

	$477	$185	$3,397	$3,003	$758	$778

NOTE 11 — SEGMENT INFORMATION

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In the tables below, revenues from external customers and EBIT reflect results from continuing operations.

Revenues from external customers and EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended
	March 22,	March 24,
	2008	2007
	(In thousands)

Revenues from external customers
Fresh fruit	$1,228,528	$1,044,653
Fresh vegetables	231,029	244,274
Packaged foods	268,505	228,226
Fresh-cut flowers	33,816	36,964
Corporate	283	252

	$1,762,161	$1,554,369

	Quarter Ended
	March 22,	March 24,
	2008	2007
	(In thousands)

EBIT
Fresh fruit	$52,546	$32,453
Fresh vegetables	(3,468)	2,233
Packaged foods	23,852	15,248
Fresh-cut flowers	(3,136)	(41)

Total operating segments	69,794	49,893
Corporate:
Unrealized loss on cross currency swap	(32,354)	(1,810)
Operating and other expenses, net	(13,827)	(11,070)

Total Corporate	(46,181)	(12,880)
Interest expense	(43,501)	(44,202)
Income taxes	(9,082)	(1,973)

Loss from continuing operations, net of income taxes	$(28,970)	$(9,162)

The Company’s equity earnings in unconsolidated subsidiaries, which have been included in EBIT in the table above, relate primarily to the fresh fruit and fresh vegetables operating segments.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Total assets for the reportable operating segments and corporate were as follows:

	March 22,	December 29,
	2008	2007
	(In thousands)

Total assets
Fresh fruit	$2,684,162	$2,528,169
Fresh vegetables	481,776	476,501
Packaged foods	696,065	693,515
Fresh-cut flowers	117,214	112,578

Total operating segments	3,979,217	3,810,763
Corporate	813,395	832,121

	$4,792,612	$4,642,884

NOTE 12 — CONTINGENCIES

The Company is a guarantor of indebtedness to some of its key fruit suppliers and other entities integral to the Company’s operations. At March 22, 2008, guarantees of $3.5 million consisted primarily of amounts advanced under third-party bank agreements to independent growers that supply the Company with product. The Company has not historically experienced any significant losses associated with these guarantees.

The Company issues letters of credit and bank guarantees through its ABL revolver and its pre-funded letter of credit facilities, and, in addition, separately through major banking institutions. The Company also provides insurance-company-issued bonds. These letters of credit, bank guarantees and insurance company bonds are required by certain regulatory authorities, suppliers and other operating agreements. As of March 22, 2008 total letters of credit, bank guarantees and bonds outstanding under these arrangements were $138.2 million, of which $82.3 million was issued under its pre-funded letter of credit facility.

The Company also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. The Company guaranteed $240.1 million of its subsidiaries’ obligations to their suppliers and other third parties as of March 22, 2008.

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

DBCP Cases:  A significant portion of the Company’s legal exposure relates to lawsuits pending in the United States and in several foreign countries, alleging injury as a result of exposure to the agricultural chemical DBCP (1,2-dibromo-3-chloropropane). As to all the DBCP matters, the Company has denied liability and asserted substantial defenses. Although no assurance can be given concerning the outcome of these cases, in the opinion of management,

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

after consultation with legal counsel and based on past experience defending and settling DBCP claims, the pending lawsuits are not expected to have a material adverse effect on the Company’s financial condition or results of operations.

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

Currently there are 446 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP, seeking enforcement of Nicaraguan judgments, or seeking to bar Dole’s efforts to resolve DBCP claims in Nicaragua. Twenty-four of these lawsuits are currently pending in various jurisdictions in the United States, of which nine have been brought by foreign workers who allege exposure to DBCP in countries where Dole did not even have operations during the relevant time period. The remaining cases are pending in Latin America and the Philippines, including 212 labor cases pending in Costa Rica under that country’s national insurance program. Claimed damages in DBCP cases worldwide total approximately $42.1 billion, with lawsuits in Nicaragua representing approximately 85% of this amount. In almost all of the non-labor cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against the Company.

One case pending in Los Angeles Superior Court with 12 Nicaraguan plaintiffs initially resulted in verdicts which totaled approximately $5 million in damages against Dole in favor of six of the plaintiffs. As a result of the court’s March 7, 2008 favorable rulings on Dole’s post-verdict motions, including, importantly, the court’s decision striking down punitive damages in the case on U.S. Constitutional grounds, the damages against Dole have now been reduced to $1.58 million in total compensatory awards to four of the plaintiffs; and the court granted Dole’s motion for a new trial as to the claims of one of the plaintiffs. The court has scheduled a hearing on the form of the judgment for May 6, 2008. Additionally, the court appointed a mediator to explore possible settlement of all DBCP cases currently pending before the court.

In Nicaragua, 189 cases are currently filed (of which 26 are active) in various courts throughout the country, all but one of which were brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional. Twenty-four cases have resulted in judgments in Nicaragua: $489.4 million on December 11, 2002; $82.9 million on February 25, 2004; $15.7 million on May 25, 2004; $4 million on May 25, 2004; $56.5 million on June 14, 2004; $64.8 million on June 15, 2004; $27.7 million on March 17, 2005; $98.5 million on August 8, 2005; $46.4 million on August 20, 2005; $809 million on December 1, 2006; and $38.4 million on November 14, 2007. The Company has appealed all judgments, with the Company’s appeal of the August 8, 2005 $98.5 million judgment and of the December 1, 2006 $809 million judgment currently pending before the Nicaragua Court of Appeal.

The claimants’ attempted enforcement of the December 11, 2002 judgment for $489.4 million in the United States resulted in a dismissal with prejudice of that action by the United States District Court for the Central District of California on October 20, 2003. The claimants have voluntarily dismissed their appeal of that decision, which was pending before the United States Court of Appeals for the Ninth Circuit. Defendants’ motion for sanctions

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

against Plaintiffs’ counsel is still pending before the Court of Appeals in that case. A Special Master appointed by the Court of Appeals has recommended that Plaintiffs’ counsel be ordered to pay Defendants’ fees and costs up to $130,000 each to Dole and the other two defendants. The Court of Appeals has not yet acted on that recommendation.

Claimants have also sought to enforce the Nicaraguan judgments in Colombia, Ecuador and Venezuela. In addition, there is one case pending in U.S. District Court in Miami, Florida seeking enforcement of the August 8, 2005 $98.5 million Nicaraguan judgment.

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

On October 23, 2006, Dole announced that Standard Fruit de Honduras, S.A. reached an agreement with the Government of Honduras and representatives of Honduran banana workers. This agreement establishes a Worker Program that is intended by the parties to resolve in a fair and equitable manner the claims of male banana workers alleging sterility as a result of exposure to the agricultural chemical DBCP. The Honduran Worker Program will not have a material effect on Dole’s financial condition or results of operations. The official start of the Honduran Worker Program was announced on January 8, 2007. On August 15, 2007, Shell Oil Company was included in the Worker Program. While Dole believes there is no reliable scientific basis for alleged injuries from the agricultural field application of DBCP, Dole continues to seek reasonable resolution of other pending litigation and claims in the U.S. and Latin America. For example, as in Honduras, Dole is committed to finding a prompt resolution to the DBCP claims in Nicaragua, and is prepared to pursue a structured worker program in Nicaragua with science-based criteria. Additional information concerning DBCP matters is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007, under the heading “Item 3. Legal Proceedings.”

European Union Antitrust Inquiry and U.S. Class Action Lawsuits: On July 25, 2007, the Company was informed that the European Commission (“EC”) had adopted a Statement of Objections against the Company, and other unrelated banana companies, alleging violations of the European competition (antitrust) laws by the banana companies within the European Economic Area (EEA). This Statement of Objections follows searches carried out by the European Commission in June 2005 at certain banana importers and distributors, including two of the Company’s offices. Recently, on November 28 and 29, 2007, the EC conducted searches of certain of the Company’s offices in Italy and Spain, as well as of other companies’ offices located in these countries.

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

Honduran Tax Case:  In 2005, the Company received a tax assessment from Honduras of approximately $137 million (including the claimed tax, penalty, and interest through the date of assessment) relating to the disposition of all of the Company’s interest in Cervecería Hondureña, S.A in 2001. Although no assurance can be given concerning the outcome of this case, in the opinion of management, after consultation with legal counsel, the pending lawsuits and tax-related matters are not expected to have a material adverse effect on the Company’s financial condition or results of operations. Additional information concerning this matter is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007, under the heading “Item 3. Legal Proceedings.”

Hurricane Katrina Cases:  Dole is one of a number of parties sued, including the Mississippi State Port Authority as well as other third-party terminal operators, in connection with the August 2005 Hurricane Katrina. Additional information concerning this matter is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007, under the heading “Item 3. Legal Proceedings.”

Spinach E. coli Outbreak:  On September 15, 2006, Natural Selection Foods LLC recalled all packaged fresh spinach that Natural Selection Foods produced and packaged with Best-If-Used-By dates from August 17 through October 1, 2006, because of reports of illness due to E. coli O157:H7 following consumption of packaged fresh spinach produced by Natural Selection Foods. These packages were sold under 28 different brand names, only one of which was ours. At that time, Natural Selection Foods produced and packaged all of our spinach items. Dole has no ownership or other economic interest in Natural Selection Foods. To date, 204 cases of illness due to E. coli O157:H7 infection have been reported to the Centers for Disease Control and Prevention (203 in 26 states and one in Canada) including 31 cases involving a type of kidney failure called Hemolytic Uremic Syndrome (HUS), 104 hospitalizations, and three deaths. Dole expects that the vast majority of the spinach E. coli O157:H7 claims will be handled outside the formal litigation process. Dole expects that the spinach E. coli O157:H7 matter will not have a material adverse effect on Dole’s financial condition or results of operations. Additional information concerning this matter is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007, under the heading “Item 3. Legal Proceedings.”

NOTE 13 — ASSETS HELD-FOR-SALE

The Company reviews its assets in order to identify those assets that do not meet the Company’s future strategic direction or internal economic return criteria. As a result of this review, the Company has identified and is in the process of selling certain long-lived assets. In accordance with FAS 144, the Company has reclassified these assets as held-for-sale.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Total assets held-for-sale, relating primarily to property, plant and equipment, net of accumulated depreciation, by segment were as follows:

	March 22,	December 29,
	2008	2007
	(In thousands)

Assets held-for-sale by segment:
Fresh fruit	$72,385	$34,159
Fresh vegetables	3,251	3,251
Fresh-cut flowers	39,905	38,834

Total assets held-for-sale	$115,541	$76,244

During February 2008, the Company entered into an agreement to sell approximately 2,000 acres of land parcels located in Hawaii for approximately $39 million. These land parcels were reclassified as assets held-for-sale during the first quarter of 2008. The sale is expected to be completed by the third quarter of 2008. The Company owns other land in Hawaii which is being evaluated for potential sale and expects to reclassify a portion as assets held-for-sale during the second quarter of 2008.

During the fourth quarter of 2007, the Company reclassified approximately 4,400 acres of land and other related assets of its citrus and pistachio operations located in central California as assets held-for-sale. In March 2008, the Company entered into an agreement to sell these assets for approximately $46 million. These assets are held by non-wholly owned subsidiaries of the Company. The Company’s share of the proceeds is estimated to be approximately $30 million. The Company is targeting to close the sale by the end of the second quarter of 2008.

During the fourth quarter of 2007, the Company reclassified a breakbulk refrigerated ship owned by a Latin American subsidiary as assets held-for-sale. In the first quarter of 2008, the Company sold the ship for $12.7 million and also entered into a lease agreement for that ship. The Company recognized a deferred gain of $11.9 million on the sale which is being amortized over the 3 year lease term.

During the third quarter of 2007, the Company reclassified its fresh-cut flowers headquarters facility, located in Miami, Florida as assets held-for-sale. In April 2008, the Company entered into an agreement to sell this facility for approximately $35 million. The sale is expected to close during the third quarter of 2008.

NOTE 14 — DERIVATIVE FINANCIAL INSTRUMENTS

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

Through the first quarter of 2007, all of the Company’s derivative instruments, with the exception of the cross currency swap, were designated as effective hedges of cash flows as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“FAS 133”). However, during the second quarter of 2007, the Company elected to discontinue its designation of both its foreign currency and bunker fuel hedges as cash flow hedges under FAS 133. The interest rate swap will continue to be accounted for as a cash flow hedge under FAS 133. As a result, all changes in the fair value of the Company’s derivative financial instruments from the time of discontinuation of hedge accounting are reflected in the Company’s condensed consolidated statements of operations.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

At March 22, 2008, the gross notional value, fair market value and unrealized gains (losses) of the Company’s foreign currency hedges were as follows:

	Gross Notional Value				Unrealized	Average
	Participating			Fair Market	Gains	Strike
	Forwards	Forwards	Total	Value	(Losses)	Price
	(In thousands)

Foreign Currency Hedges(Buy/Sell):
U.S Dollar/Japanese Yen	$212,018	$3,256	$215,274	$(10,566)	$(9,301)	109.4
U.S Dollar/Euro	222,116	—	222,116	(11,407)	(3,029)	1.37
U.S Dollar/Canadian Dollar	—	33,828	33,828	(758)	2,174	1.05
Chilean Peso/U.S. Dollar	—	18,515	18,515	2,107	1,804	505.0
Colombian Peso/U.S. Dollar	—	7,500	7,500	175	175	1,875.9
Philippine Peso/U.S. Dollar	—	57,341	57,341	(1,400)	(1,400)	40.9
Thai Baht/U.S. Dollar	37,535	49,153	86,688	6,166	5,959	33.5

Total	$471,669	$169,593	$641,262	$(15,683)	$(3,618)

At March 22, 2008, the notional volume, fair market value and unrealized gains of the Company’s bunker fuel hedges were as follows:

	Notional Volume	Fair Market	Unrealized	Average Price
	(metric tons)	Value	Gains	(per metric ton)
	(In thousands)

Bunker Fuel Hedges:
Rotterdam	39,990	$1,188	$439	$436

For both the foreign currency and bunker fuel hedges, the fair market value of these instruments is recorded in the condensed consolidated balance sheet as either a current asset or current liability. Settlement of these hedges will occur during 2008 and 2009.

Net unrealized losses related to foreign currency and bunker fuel hedges were $3.2 million at March 22, 2008. The Company also recorded net realized losses, related to the settlement of foreign currency and bunker fuel contracts, of $1.9 million for the quarter ended March 22, 2008. Net realized gains for the quarter ended March 24, 2007 were not material. These realized and unrealized gains and losses were included as a component of cost of products sold in the condensed consolidated statements of operations for 2008 and 2007.

The Company executed a cross currency swap during 2006 to synthetically convert $320 million of Term Loan C into Japanese yen denominated debt in order to effectively lower the U.S. dollar fixed interest rate of 7.2% to a Japanese yen interest rate of 3.6%. Payments under the cross currency swap were converted from U.S. dollars to Japanese yen at an exchange rate of 111.92 Japanese yen to the U.S. dollar. At March 22, 2008, the exchange rate of the Japanese yen to U.S. dollar was ¥99.51. The strengthening of the Japanese yen against the U.S. dollar resulted in non-cash unrealized losses of $32.4 million during the first quarter of 2008. The value of the cross currency swap will fluctuate based on changes in the U.S. dollar to Japanese yen exchange rate and market interest rates until maturity in 2011, at which time it will settle in cash at the then current exchange rate at that time. The fair value of the cross currency swap was a liability of $24.4 million at March 22, 2008. Unrealized losses related to the cross currency swap for the quarters ended March 22, 2008 and March 24, 2007 were $32.4 million and $1.8 million, respectively. Realized gains related to settlement of the cross currency swap amounted to $2.9 million and $3.3 million for the quarters ended March 22, 2008 and March 24, 2007, respectively. These gains and losses are recorded through other income (expense), net in the condensed consolidated statements of operations.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company entered into an interest rate swap in 2006 to hedge future changes in interest rates. This agreement effectively converted $320 million of borrowings under Term Loan C, which was variable-rate debt, to a fixed-rate basis through 2011. The interest rate swap fixed the interest rate at 7.2%. The paying and receiving rates under the interest rate swap are 5.49% and 4.26% as of March 22, 2008, with an outstanding notional amount of $320 million. The fair value of the interest rate swap was a liability of $26.7 million at March 22, 2008. Net payments of the interest rate swap are recorded as a component of interest expense in the condensed consolidated statements of operations for 2008 and 2007. Net payments for the first quarters of 2008 and 2007 were not material.

As discussed in Note 2 — Recent Accounting Pronouncements, the Company adopted FAS 157 as of December 30, 2007 for financial assets and liabilities measured on a recurring basis and the impact of the adoption was not material. The following table provides a summary of the fair values of assets and liabilities under the FAS 157 hierarchy:

		Fair Value
		Measurements at
		March 22, 2008
		Using Significant
		Other Observable
	March 22,	Inputs
	2008	(Level 2)
	(In thousands)

Assets:
Foreign currency exchange contracts	$8,448	$8,448
Bunker fuel contracts	1,188	1,188

	$9,636	$9,636

Liabilities:
Foreign currency exchange contracts	$24,131	$24,131
Interest rate swap	26,702	26,702
Cross currency swap	24,390	24,390

	$75,223	$75,223

FAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs to valuation techniques used to measure fair value. These levels, in order of highest to lowest priority are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The fair values of the Company’s derivative instruments are determined using Level 2 inputs, which are defined as “significant other observable inputs”. The fair values of the foreign currency exchange contracts, bunker fuel contracts, interest rate swap and cross currency swap were estimated using internal discounted cash flow calculations based upon forward foreign currency exchange rates, bunker fuel futures, interest-rate yield curves or quotes obtained from brokers for contracts with similar terms.

NOTE 15 — GUARANTOR FINANCIAL INFORMATION

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

The following are condensed consolidating statements of operations of the Company for the quarters ended March 22, 2008 and March 24, 2007; condensed consolidating balance sheets as of March 22, 2008 and December 29, 2007; and condensed consolidating statements of cash flows for the quarters ended March 22, 2008 and March 24, 2007.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended March 22, 2008

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$17,695	$733,962	$1,333,979	$(323,475)	$1,762,161
Cost of products sold	(6,587)	(655,288)	(1,249,861)	320,526	(1,591,210)

Gross margin	11,108	78,674	84,118	(2,949)	170,951
Selling, marketing and general and administrative expenses	(15,492)	(47,009)	(61,176)	2,949	(120,728)

Operating income (loss)	(4,384)	31,665	22,942	—	50,223
Equity in subsidiary income	816	(33,799)	—	32,983	—
Other income (expense), net	—	—	(28,711)	—	(28,711)
Interest income	62	181	1,526	—	1,769
Interest expense	(27,913)	(385)	(15,203)	—	(43,501)

Loss from continuing operations before income taxes, minority interests and equity earnings	(31,419)	(2,338)	(19,446)	32,983	(20,220)
Income taxes	2,477	2,539	(14,098)	—	(9,082)
Minority interests, net of income taxes	—	—	(671)	—	(671)
Equity in earnings of unconsolidated subsidiaries	(3)	163	843	—	1,003

Income (loss) from continuing operations, net of income taxes	(28,945)	364	(33,372)	32,983	(28,970)
Income (loss) from discontinued operations, net of income taxes	—	(17)	42	—	25

Net income (loss)	$(28,945)	$347	$(33,330)	$32,983	$(28,945)

For the Quarter Ended March 24, 2007

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
			(In thousands)

Revenues, net	$19,541	$696,112	$1,119,290	$(280,574)	$1,554,369
Cost of products sold	(16,734)	(628,642)	(1,040,253)	275,665	(1,409,964)

Gross margin	2,807	67,470	79,037	(4,909)	144,405
Selling, marketing and general and administrative expenses	(15,877)	(44,846)	(55,094)	4,909	(110,908)

Operating income (loss)	(13,070)	22,624	23,943	—	33,497
Equity in subsidiary income	24,540	8,824	—	(33,364)	—
Other income (expense), net	—	—	1,579	—	1,579
Interest income	75	45	1,482	—	1,602
Interest expense	(28,214)	(5)	(15,983)	—	(44,202)

Income (loss) from continuing operations before income taxes, minority interests and equity earnings	(16,669)	31,488	11,021	(33,364)	(7,524)
Income taxes	6,444	(8,306)	(111)	—	(1,973)
Minority interests, net of income taxes	—	40	(380)	—	(340)
Equity in earnings of unconsolidated subsidiaries	10	319	346	—	675

Income (loss) from continuing operations, net of income taxes	(10,215)	23,541	10,876	(33,364)	(9,162)
Income (loss) from discontinued operations, net of income taxes	—	700	(1,753)	—	(1,053)

Net income (loss)	$(10,215)	$24,241	$9,123	$(33,364)	$(10,215)

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 22, 2008

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

ASSETS
Cash and cash equivalents	$14,825	$(9,570)	$89,630	$—	$94,885
Receivables, net of allowances	368,811	(81,421)	698,601	—	985,991
Inventories	7,077	301,792	459,725	—	768,594
Prepaid expenses	5,360	13,831	56,142	—	75,333
Deferred income tax assets	16,942	23,675	(28,290)	—	12,327
Assets held-for-sale	39,861	38,144	37,536	—	115,541

Total current assets	452,876	286,451	1,313,344	—	2,052,671
Investments	2,124,171	1,713,045	73,568	(3,836,665)	74,119
Property, plant and equipment, net	246,143	315,068	719,384	—	1,280,595
Goodwill	—	151,271	358,247	—	509,518
Intangible assets, net	689,615	21,270	9,065	—	719,950
Other assets, net	40,109	5,704	109,946	—	155,759

Total assets	$3,552,914	$2,492,809	$2,583,554	$(3,836,665)	$4,792,612

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$3,794	$126,025	$429,208	$—	$559,027
Accrued liabilities	78,472	219,522	297,733	—	595,727
Current portion of long-term debt	1,950	102	12,143	—	14,195
Notes payable	—	—	94,687	—	94,687

Total current liabilities	84,216	345,649	833,771	—	1,263,636
Intercompany payables (receivables)	963,066	(45,118)	(917,948)	—	—
Long-term debt	1,557,073	2,249	810,158	—	2,369,480
Deferred income tax liabilities	272,378	13,338	(13,346)	—	272,370
Other long-term liabilities	378,836	44,109	136,420	—	559,365
Minority interests	—	—	30,416	—	30,416
Total shareholders’ equity	297,345	2,132,582	1,704,083	(3,836,665)	297,345

Total liabilities and shareholders’ equity	$3,552,914	$2,492,809	$2,583,554	$(3,836,665)	$4,792,612

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended March 22, 2008

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$(58,040)	$15,354	$(20,075)	$—	$(62,761)

INVESTING ACTIVITIES
Proceeds from sales of assets	—	12	16,010	—	16,022
Capital additions	—	(6,381)	(13,394)	—	(19,775)
Repurchase of common stock in going-private merge transaction	(96)	—	—	—	(96)

Cash flow provided by (used in) investing activities	(96)	(6,369)	2,616	—	(3,849)

FINANCING ACTIVITIES
Short-term debt borrowings	—	—	50,916	—	50,916
Short-term debt repayments	—	(3,391)	(37,502)	—	(40,893)
Long-term debt borrowings, net of debt issuance costs	316,600	—	49	—	316,649
Long-term debt repayments	(260,063)	—	(2,897)	—	(262,960)
Dividends paid to minority shareholders	—	—	(180)	—	(180)

Cash flow provided by (used in) financing activities	56,537	(3,391)	10,386	—	63,532

Effect of foreign currency exchange rate changes on cash	—	—	902	—	902

Increase (decrease) in cash and cash equivalents	(1,599)	5,594	(6,171)	—	(2,176)
Cash and cash equivalents at beginning of period	16,424	(15,164)	95,801	—	97,061

Cash and cash equivalents at end of period	$14,825	$(9,570)	$89,630	$—	$94,885

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended March 24, 2007

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

OPERATING ACTIVITIES
Intercompany dividend income	$17,543	$17,543	$—	$(35,086)	$—
Operating activities	(29,319)	7,434	(20,166)	—	(42,051)

Cash flow provided by (used in) operating activities	(11,776)	24,977	(20,166)	(35,086)	(42,051)

INVESTING ACTIVITIES
Proceeds from sales of assets	260	15	30,502	—	30,777
Capital additions	(100)	(9,196)	(8,577)	—	(17,873)
Repurchase of common stock in going-private merge transaction	(129)	—	—	—	(129)

Cash flow provided by (used in) investing activities	31	(9,181)	21,925	—	12,775

FINANCING ACTIVITIES
Short-term debt borrowings	—	—	36,010	—	36,010
Short-term debt repayments	—	(2,219)	(3,307)	—	(5,526)
Long-term debt borrowings, net of debt issuance costs	216,700	—	11	—	216,711
Long-term debt repayments	(202,500)	—	(991)	—	(203,491)
Dividends paid to minority shareholders	—	—	(8,331)	—	(8,331)
Intercompany dividends	—	(17,543)	(17,543)	35,086	—

Cash flow provided by (used in) financing activities	14,200	(19,762)	5,849	35,086	35,373

Effect of foreign currency exchange rate changes on cash	—	—	(1,931)	—	(1,931)

Increase (decrease) in cash and cash equivalents	2,455	(3,966)	5,677	—	4,166
Cash and cash equivalents at beginning of period	7,322	(3,196)	88,288	—	92,414

Cash and cash equivalents at end of period	$9,777	$(7,162)	$93,965	$—	$96,580

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

Significant highlights for Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) for the first quarter of 2008 were as follows:

•	Net sales for the first quarter of 2008 were $1.8 billion, an increase of 13% from the first quarter of 2007.

•	Operating income for the first quarter of 2008 was $50.2 million, an increase of 50% from the first quarter of 2007.

•	Banana pricing during the first quarter of 2008 was strong worldwide, driven by better local pricing in all markets and stronger euro and Japanese yen exchange rates. All of these favorable factors are continuing into the second quarter of 2008.

•	Our European Ripening and Distribution business also improved during the first quarter of 2008, with higher volumes and favorable exchange rates.

•	Packaged salads performance improved during the first quarter of 2008, due to higher pricing, lower distribution costs, and lower production costs. Productions costs benefited from higher utilization in our new North Carolina production facility. We see the year over year improvements in packaged salads continuing during 2008, as we complete our plan to transition all spinach and spring mix production to our own facilities and maintain a singular focus on improving margins rather than increasing volume at the expense of profitability. However, during the first quarter of 2008, our vegetables commodity business declined on a year over year basis due to lower pricing resulting from over-supply of product, more than offsetting the gains in the packaged salads business.

•	Our Packaged Foods business improved during the first quarter of 2008, due to higher pricing and increased volumes, partially offset by increased production costs, including strengthening of the Thai baht and Philippine peso. The Company has currency hedges in place for both of these currencies for the remainder of 2008, which will help to mitigate further 2008 increases in production costs. These hedges accounted for net unrealized foreign currency exchange gains of $4.6 million for the quarter.

•	We continue to explore a number of possible alternatives for our Fresh-Cut Flowers business. During April 2008, the Company entered into a contract to sell the Flowers Headquarters building in Miami for $35 million, and also entered into a contract to sell one flower farm in Mexico for $1.6 million. In addition, four flowers farms in Colombia and two flowers farms in Ecuador are being actively marketed for sale (refer to Note 13 — Assets Held-for-Sale in the notes to the condensed consolidated financial statements).

•	Other income (expense), net for the first quarter of 2008 was impacted by a non-cash unrealized loss on Dole’s cross currency swap of $32.4 million. The Company executed a cross currency swap during 2006 to synthetically convert $320 million of Term Loan C into Japanese yen denominated debt. The non-cash unrealized loss of $32.4 million resulted from the Japanese yen strengthening against the U.S. dollar by 12% during the first quarter of 2008. The value of the cross currency swap will continue to fluctuate based on changes in the exchange rate and market interest rates until maturity in 2011, at which time it will settle in cash at the then current exchange rate. For example, at the end of the Company’s most recent accounting period (April 19, 2008), the Japanese yen has weakened against the U.S. dollar resulting in a decrease in the unrealized loss of $8.1 million as compared with the first quarter of 2008.

Results of Operations

Selected results of operations for the quarter ended March 22, 2008 and March 24, 2007 were as follows:

	Quarter Ended
	March 22,	March 24,
	2008	2007
	(In thousands)

Revenues, net	$1,762,161	$1,554,369
Operating income	50,223	33,497
Interest income and other income (expense), net	(26,942)	3,181
Interest expense	(43,501)	(44,202)
Income taxes	(9,082)	(1,973)
Minority interests, net of income taxes	(671)	(340)
Equity in earnings of unconsolidated subsidiaries	1,003	675
Income (loss) from discontinued operations, net of income taxes	25	(1,053)
Net loss	(28,945)	(10,215)

Revenues

For the quarter ended March 22, 2008, revenues increased 13% to $1.8 billion from $1.6 billion for the quarter ended March 24, 2007. Higher worldwide sales of fresh fruit and packaged food products in North America and Asia fueled the increase in revenues. Higher revenues in the Company’s European ripening and distribution operations contributed an additional $120 million, or 58% of the overall revenues increase. The increase in ripening and distribution was due to higher volumes in the Company’s Swedish, Italian, German and Eastern European operations and the impact of favorable euro and Swedish krona foreign currency exchange rates. Higher sales of bananas contributed $57 million, or 27% of the overall sales increase. Higher sales of packaged food products, primarily for FRUIT BOWLS®, canned pineapple, pineapple juice and packaged frozen fruit also increased revenues by approximately $40 million, or 19% of the overall revenues increase. Favorable foreign currency exchange movements in the Company’s selling locations positively impacted revenues by approximately $81 million. These increases were partially offset by lower fresh vegetables sales due primarily to lower pricing of commodity vegetables sold in North America. In addition, the fresh-cut flowers segment reported lower sales due primarily to decreased volumes sold to a significant customer and overall lower pricing, partially offset by increased volumes sold to the wholesale market.

Operating Income

For the quarter ended March 22, 2008, operating income increased to $50.2 million from $33.5 million for the quarter ended March 24, 2007. The increase was primarily attributable to better pricing in the Company’s worldwide banana operations, European ripening and distribution business, as well as improvements in our packaged salads and packaged foods businesses. Operating income improved in the Chilean deciduous fruit operations due to stronger pricing and improved margins, which resulted from the sale of unprofitable farms during the latter half of 2007. Operating income also improved in the Company’s packaged foods segment due to higher pricing in North America and Asia. These increases were partially offset by lower operating results in the Company’s North America commodity vegetables business and fresh-cut flowers segment. Favorable foreign currency exchange movements in the Company’s selling locations also benefited operating results. If foreign currency exchange rates in the Company’s significant foreign operations during the quarter ended March 22, 2008 had remained unchanged from those experienced during the quarter ended March 24, 2007, the Company estimates that its first quarter 2008 operating income would have been lower by approximately $6 million.

Interest Income and Other Income (Expense), Net

For the quarter ended March 22, 2008, interest income and other income (expense), net was an expense of $26.9 million compared to income of $3.2 million in the prior year. The change was primarily due to an unrealized loss of $32.4 million recorded on the Company’s cross currency swap in 2008 compared to an unrealized loss of $1.8 million recorded in 2007.

Interest Expense

Interest expense for the quarter ended March 22, 2008 was $43.5 million compared to $44.2 million for the quarter ended March 24, 2007. Interest expense decreased primarily as a result of lower borrowing rates on the Company’s secured debt facilities partially offset by the impact of additional borrowings.

Income Taxes

The Company recorded $9.1 million of income tax expense on $20.2 million of pretax losses from continuing operations for the quarter ended March 22, 2008. Income tax expense for the quarter included $5.4 million recorded to establish a valuation allowance against deferred income tax assets in Ecuador which as the result of a recently enacted tax law, have been determined to not be recoverable. Additionally, income tax expense included interest expense of $2.8 million (net of associated income tax benefits of approximately $1.3 million) related to the Company’s unrecognized tax benefits. The income tax expense for the quarter ended March 24, 2007 was $2 million, including interest expense of $2.4 million (net of associated income tax benefits of approximately $1.5 million) related to the Company’s unrecognized tax benefits. The Company’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions.

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

In applying APB 28 and FIN 18 to the income tax provision computation for the period ended March 22, 2008, the Company excluded, from its calculation of the estimated annual effective tax rate, income or loss earned in certain foreign jurisdictions having tax rates that vary significantly from those associated with the Company’s earnings from operations in the rest of the jurisdictions in which it operates. Due to the volatility in the mix of earnings, the Company believes this approach is more representative of what is expected for the full year.

For the periods presented, the Company’s income tax provision differs from the U.S. federal statutory rate applied to the Company’s pretax losses primarily due to operations in foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate offset by the accrual for current year uncertain tax positions.

On June 29, 2006, the IRS completed an examination of the Company’s federal income tax returns for the years 1995 to 2001 and issued a Revenue Agent’s Report (“RAR”) that includes various proposed adjustments. The net tax deficiency associated with the RAR was $175 million, plus interest and penalties. The Company timely filed a protest letter contesting the proposed adjustments contained in the RAR on July 6, 2006. During January 2008, the Company was notified that the Appeals Branch of the IRS finalized its review of the Company’s protest; the Appeals Branch supported the Company’s position in all material respects. This review is subject to Joint Committee approval. As a result of the finalization of the review of the Company’s federal income tax returns for the years 1995 to 2001 by the Appeals Branch of the IRS, it is likely that the Company’s other long-term liabilities could decrease by as much as $110 million due to reductions in the Company’s gross unrecognized tax benefits. In that case, the impact on the Company’s condensed consolidated financial statements would be approximately $130 million, which includes the $110 million plus $20 million for interest and federal and state tax benefits. Approximately $60 million of this amount would reduce the Company’s income tax provision and effective tax rate, and the remaining $70 million would reduce goodwill.

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

Revenues from external customers and EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended
	March 22,	March 24,
	2008	2007
	(In thousands)

Revenues from external customers:
Fresh fruit	$1,228,528	$1,044,653
Fresh vegetables	231,029	244,274
Packaged foods	268,505	228,226
Fresh-cut flowers	33,816	36,964
Corporate	283	252

	$1,762,161	$1,554,369

	Quarter Ended
	March 22,	March 24,
	2008	2007
	(In thousands)

EBIT:
Fresh fruit	$52,546	$32,453
Fresh vegetables	(3,468)	2,233
Packaged foods	23,852	15,248
Fresh-cut flowers	(3,136)	(41)

Total operating segments	69,794	49,893
Corporate:
Unrealized loss on cross currency swap.	(32,354)	(1,810)
Operating and other expenses, net	(13,827)	(11,070)

Total Corporate	(46,181)	(12,880)
Interest expense	(43,501)	(44,202)
Income taxes	(9,082)	(1,973)

Net loss from continuing operations	$(28,970)	$(9,162)

Fresh Fruit

Fresh fruit revenues for the quarter ended March 22, 2008 increased 18% to $1.23 billion from $1.04 billion for the quarter ended March 24, 2007. The increase in fresh fruit revenues was primarily driven by higher sales in the European ripening and distribution operations, higher worldwide sales of bananas and higher sales of Chilean deciduous fruit sold in North America. European ripening and distribution sales were $120 million higher as a result of increased volumes in Sweden, Italy, Germany and Eastern Europe and favorable euro and Swedish krona foreign currency exchange rates. Banana sales increased $57 million due to higher pricing worldwide and improved volumes sold in Asia. Product shortages and an increased demand for bananas, as well as higher costs, principally for fuel, paper and fertilizers, prompted an increase in pricing worldwide during the first quarter of 2008. In addition, supply to the North American banana market was reduced due to flooding in Ecuador and poor Central American weather. Favorable foreign currency exchange movements in the Company’s foreign selling locations, primarily from the euro, Japanese yen and Swedish krona, benefited revenues by approximately $76 million during the first quarter of 2008.

Fresh fruit EBIT for the quarter ended March 22, 2008 increased to $52.5 million from $32.5 million for the quarter ended March 24, 2007. EBIT increased primarily as a result of higher worldwide sales of bananas, higher earnings in the European ripening and distribution operations and improved results in the Chilean deciduous fruit operations. The increase in worldwide banana EBIT was principally driven by stronger pricing worldwide. Higher earnings in the European ripening and distribution business resulted from improved volumes and pricing. The Company’s Chilean deciduous fruit operations improved as a result of higher pricing and margins resulting from the sale of unprofitable farms during the later half of 2007. These increases were partially offset by unrealized hedge losses of $10 million recognized into cost of products sold as a result of the discontinuation of hedge accounting on the Company’s foreign currency hedges during the second quarter of 2007. If foreign currency exchange rates, primarily in the Company’s significant fresh fruit foreign operations during the quarter ended March 22, 2008 had remained unchanged from those experienced during the quarter ended March 24, 2007, the Company estimates that fresh fruit EBIT for the first quarter of 2008 would have been lower by approximately $13 million, excluding the impact of hedging.

Fresh Vegetables

Fresh vegetables revenues for the quarter ended March 22, 2008 decreased to $231 million from $244.3 million for the quarter ended March 24, 2007. The decrease in revenues was primarily due to lower pricing in the North America commodity vegetables business, primarily for lettuce and celery. These decreases were partially offset by higher revenues in the packaged salads and berry business due primarily to stronger pricing.

Fresh vegetables EBIT for the quarter ended March 22, 2008 was a loss of $3.5 million compared to income of $2.2 million for the quarter ended March 24, 2007. The decrease in EBIT was primarily due to lower sales and higher growing and distribution costs in the North America commodity vegetables business. These factors were offset by improved results in the packaged salads and berry business due to higher pricing. Additionally, the packaged salads business benefited from improved operating efficiencies due to higher utilization in its North Carolina production facility.

Packaged Foods

Packaged foods revenues for the quarter ended March 22, 2008 increased 18% to $268.5 million from $228.2 million for the quarter ended March 24, 2007. The increase in revenues was primarily due to higher pricing and volumes of FRUIT BOWLS, canned pineapple, pineapple juice and packaged frozen fruit sold in North America. Higher volumes were due in part to the timing of the Easter holiday, which occurred earlier in 2008 than in 2007. Revenues in Asia also increased primarily due to higher pricing and volumes of tropical fruit and higher volumes of concentrate. Favorable foreign currency exchange movements in the Company’s foreign selling locations, primarily from the Canadian dollar, euro and Japanese yen, benefited revenues by approximately $4 million during the first quarter of 2008. These increases were partially offset by lower sales in Europe due to lower volumes of FRUIT BOWLS, canned pineapple and concentrate.

EBIT in the packaged foods segment for the quarter ended March 22, 2008 increased to $23.9 million from $15.2 million for the quarter ended March 24, 2007. EBIT increased in North America and Asia due mainly to higher pricing and volumes and unrealized foreign currency hedge gains of $6 million. EBIT continues to be impacted by higher product costs worldwide as a result of unfavorable foreign currency exchange rates in Thailand and the Philippines, where product is sourced. If foreign currency exchange rates in the Company’s packaged foods sourcing operations during the quarter ended March 22, 2008 had remained unchanged from those experienced during the quarter ended March 24, 2007, the Company estimates that packaged foods EBIT for the first quarter of 2008 would have been higher by approximately $4 million.

Fresh-Cut Flowers

Fresh-cut flowers revenues for the quarter ended March 22, 2008 decreased to $33.8 million from $37 million for the quarter ended March 24, 2007. The decrease in revenues was due to lower sales volumes and pricing. The decrease in volumes was attributable to a significant customer reducing its fresh-cut flower purchases from the industry as part of a strategic initiative announced during the third quarter of 2007 to reduce dedicated floral space in its retail stores. Lower pricing was due primarily to a change in the sales mix which resulted in an increase in sales to the wholesale market, where pricing is generally lower.

EBIT in the fresh-cut flowers segment for the quarter ended March 22, 2008 decreased $3 million to a loss of $3.1 million. The decrease in EBIT was due to lower pricing and volumes and higher product costs resulting from unfavorable foreign currency exchange rates in Colombia, where product is sourced. If foreign currency exchange rates in the Company’s fresh-cut flowers Colombian operations during the quarter ended March 22, 2008 had remained unchanged from those experienced during the quarter ended March 24, 2007, the Company estimates that fresh-cut flowers EBIT for the first quarter of 2008 would have been higher by approximately $3 million.

At March 22, 2008, certain assets related to the fresh-cut flowers business had been reclassified as assets held-for-sale. The Company is currently assessing the fresh-cut flowers business and is evaluating various alternatives which could either lead to a fundamental transaction involving the business or an improvement in its operating results.

Corporate

Corporate EBIT was a loss of $46.2 million for the quarter ended March 22, 2008 compared to a loss of $12.9 million for the quarter ended March 24, 2007. EBIT for the quarter decreased mainly due to an unrealized loss of $32.4 million recorded on the Company’s cross currency swap in 2008 compared to an unrealized loss of $1.8 million in 2007.

Liquidity and Capital Resources

For the quarter ended March 22, 2008, cash flows used in operating activities were $62.8 million compared to cash flows used in operating activities of $42.1 million for the quarter ended March 24, 2007. Cash flows used in operating activities were $20.7 million higher, primarily due to higher levels of accounts receivable resulting mainly from increased sales in the fresh fruit segment. This change was partially offset by higher accrued liabilities due in part to the timing of payments.

Cash flows used in investing activities were $3.8 million for the quarter ended March 22, 2008, compared to cash flows provided by investing activities of $12.8 million for the quarter ended March 24, 2007. The increase in cash outflow during 2008 was primarily due to a decrease in cash proceeds received from the sale of assets. During the first quarter of 2008, the Company received $12.7 million from the sale of a breakbulk refrigerated ship. During the first quarter of 2007, $30.5 million of cash proceeds were received on the sale of land parcels located in central California by two limited liability companies in which the Company is a majority owner.

Cash flows provided by financing activities increased to $63.5 million for the quarter ended March 22, 2008 compared to cash flows provided by financing activities of $35.4 million for the quarter ended March 24, 2007. The increase of $28.1 million is due to higher current year borrowings, net of repayments of $20 million and lower dividend payments to minority shareholders of $8.1 million.

As of March 22, 2008, the asset based revolving credit facility (“ABL revolver”) borrowing base was $345.9 million and the amount outstanding under the ABL revolver was $233.5 million. After taking into account approximately $4.3 million of outstanding letters of credit issued under the ABL revolver, the Company had approximately $108.1 million available for borrowings as of March 22, 2008. Amounts outstanding under the term loan facilities were $957.9 million at March 22, 2008. In addition, the Company had approximately $82.3 million of letters of credit and bank guarantees outstanding under its pre-funded letter of credit facility at March 22, 2008.

The Company had a cash balance and available borrowings under the ABL revolver of $94.9 million and $108.1 million, respectively, at March 22, 2008. The Company believes that its existing cash balance and available borrowing capacity under the ABL revolver together with its future cash flow from operations, planned asset sales and access to capital markets will enable it to meet its working capital, capital expenditure, debt maturity and other commitments and funding requirements during the next twelve months. Factors impacting the Company’s cash flow from operations include such items as commodity prices, interest rates and foreign currency exchange rates, among other things, as set forth in the Company’s Form 10-K for the fiscal year ended December 29, 2007 and in subsequent SEC filings.

The Company has $350 million of unsecured notes maturing May 1, 2009. The Company is working with its bankers and advisors to assess various alternatives available for addressing this maturity. At this time, the Company plans to replace these notes with newly issued notes before the end of the year. In addition, the Company is evaluating retiring up to $50 million of these unsecured notes with available funds, as allowed under the existing terms of its Credit Agreements.

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

Although all Latin bananas are subject to a tariff of 176 euro per metric ton, up to 775,000 metric tons of bananas from African, Caribbean, and Pacific (“ACP”) countries may be imported to the EU duty-free. This preferential treatment of a zero tariff on up to 775,000 tons of ACP banana imports, as well as the 176 euro per metric ton tariff applied to Latin banana imports, has been challenged by Panama, Honduras, Nicaragua, and Colombia in consultation proceedings at the World Trade Organization (“WTO”). In addition, both Ecuador and the United States formally requested the WTO Dispute Settlement Body (“DSB”) to appoint panels to review the matter. In preliminary rulings on December 10, 2007 and February 6, 2008, the DSB has ruled against the EU and in favor of Ecuador and the United States, respectively. The DSB issued a final ruling maintaining the preliminary findings in favor of the United States on February 29, 2008, but this final ruling has not yet been made public and the EU will have 60 days after publication to decide whether to appeal the ruling. The final ruling with respect to Ecuador’s case was made publicly available on April 7, 2008. The EU has not yet announced whether it will appeal this ruling, but it has also 60 days (until June 6, 2008) to appeal.

The current tariff applied to Latin banana imports may be lowered and the ACP preference of a zero tariff may be affected depending on the final outcome of these WTO proceedings. The Company encourages efforts to lower the tariff through negotiations with the EU.

Derivative Instruments and Hedging Activities:  The Company uses derivative instruments to hedge against fluctuations in interest rates, foreign currency exchange rate movements and bunker fuel prices. The Company does not utilize derivatives for trading or other speculative purposes.

Through the first quarter of 2007, all of the Company’s derivative instruments, with the exception of the cross currency swap, were designated as effective hedges of cash flows as defined by Statement of Financial Accounting

Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“FAS 133”). However, during the second quarter of 2007, the Company elected to discontinue its designation of both its foreign currency and bunker fuel hedges as cash flow hedges under FAS 133. The interest rate swap will continue to be accounted for as a cash flow hedge under FAS 133. As a result, all changes in the fair value of the Company’s derivative financial instruments from the time of discontinuation of hedge accounting are reflected in the Company’s condensed consolidated statement of operations.

Unrealized gains (losses) on the Company’s foreign currency and bunker fuel hedges and the cross currency swap by reporting segment were as follows:

	Quarter Ended March 22, 2008
	Foreign Currency	Bunker Fuel	Cross Currency
	Hedges	Hedges	Swap	Total
	(In thousands)

Fresh fruit	$(9,955)	$439	$—	$(9,516)
Packaged foods	6,162	—	—	6,162
Fresh-cut flowers	175	—	—	175
Corporate	—	—	(32,354)	(32,354)

	$(3,618)	$439	$(32,354)	$(35,533)

For information regarding the Company’s derivative instruments and hedging activities, refer to Note 14 to the condensed consolidated financial statements.

Supplemental Financial Information

The following financial information has been presented, as management believes that it is a useful performance measure for the Company:

	March 22,	December 29,
	2008	2007
	(In thousands)

Balance Sheet Data:
Total working capital (current assets less current liabilities)	$789,035	$693,782
Total assets	$4,792,612	$4,642,884
Total debt	$2,478,362	$2,411,397
Total shareholders’ equity	$297,345	$325,008

	Quarter Ended
	March 22,	March 24,
	2008	2007
	(In thousands)

Other Financial Data:
Operating Income	$50,223	$33,497
Depreciation and amortization	33,707	36,060

Operating Income Before Depreciation and Amortization (“OIBDA”)	83,930	69,557
Net unrealized loss on hedges	3,179	—

Adjusted OIBDA	$87,109	$69,557

Adjusted OIBDA margin	4.9%	4.5%
Capital expenditures	$10,435	$12,156

“Adjusted OIBDA” is defined as adjusted operating income before depreciation and amortization. Adjusted OIBDA is calculated by adding depreciation and amortization to GAAP operating income and adding (subtracting) net unrealized loss (gain) on foreign currency and bunker fuel hedges. Adjusted OIBDA margin is defined as the ratio of Adjusted OIBDA, as defined, relative to net revenues. Adjusted OIBDA is reconciled to GAAP operating income in the condensed consolidated financial statements in the tables above. Adjusted OIBDA and Adjusted OIBDA margin fluctuated primarily due to the same factors that impacted the changes in operating income and segment EBIT discussed previously in this Form 10-Q. The Company presents Adjusted OIBDA and Adjusted OIBDA margin because management believes, similar to EBIT, Adjusted OIBDA is a useful performance measure for the Company. In addition, Adjusted OIBDA is presented because management believes it, or a similar measure, is frequently used by securities analysts, investors in our debt securities, and others in the evaluation of companies, and because certain debt covenants in the Company’s senior notes indentures are tied to measures fundamentally similar to Adjusted OIBDA. For some of the same reasons, management internally uses a similar version of Adjusted OIBDA for decision making and to evaluate Company performance. During the first quarter of 2007, all of the Company’s foreign currency and bunker fuel hedges were designated as effective hedges of cash flows as defined by Statement of Financial Accounting Standards No. 133 (refer to Note 14 to the condensed consolidated financial statements). Accordingly, the numbers presented in the table above for 2008 would not have been comparable to those for 2007 if we had not made the adjustment to 2008.

Adjusted OIBDA and Adjusted OIBDA margin should not be considered in isolation from or as a substitute for operating income, net income and other consolidated income statement data prepared in accordance with GAAP or as a measure of profitability. Additionally, the Company’s computation of Adjusted OIBDA and Adjusted OIBDA margin may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate Adjusted OIBDA and Adjusted OIBDA margin in the same manner.

This Management’s Discussion and Analysis contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements, which are based on management’s assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by the use of terms such as “anticipate,” “will,” “expect,” “believe,” “should” or similar expressions. The potential risks and uncertainties that could cause the Company’s actual results to differ materially from those expressed or implied herein are set forth in Item 1A and Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 29, 2007 and include: weather-related phenomena; market responses to industry volume pressures; product and raw materials supplies and pricing; changes in interest and currency exchange rates; economic crises in developing countries; quotas, tariffs and other governmental actions and international conflict.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the quarter ended March 22, 2008, there have been no material changes in the market risk disclosure presented in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.

Item 4. CONTROLS AND PROCEDURES

An evaluation was carried out as of March 22, 2008 under the supervision and with the participation of Dole’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act. Based upon this evaluation, Dole’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 22, 2008. No change in our internal control over financial reporting identified in connection with this evaluation that occurred during our first quarter of 2008 has materially affected, or is reasonably likely to materially affect, Dole’s internal control over financial reporting.

PART II.
OTHER INFORMATION
DOLE FOOD COMPANY, INC.

Item 1.	Legal Proceedings

For information regarding legal proceedings, refer to Note 12 to the condensed consolidated financial statements contained in this quarterly report.

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

May 2, 2008

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