Form 10-Q
period 2008-06-14
DOLE FOOD CO INC
filed 2008-07-29
CIK 18169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 14, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 17, 2008

Common Stock, $0.001 Par Value	1,000

DOLE FOOD COMPANY, INC.

PART I.
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended		Half Year Ended
	June 14,	June 16,	June 14,	June 16,
	2008	2007	2008	2007
		(In thousands)

Revenues, net	$1,994,943	$1,735,302	$3,723,288	$3,252,708
Cost of products sold	(1,751,868)	(1,550,351)	(3,308,749)	(2,926,019)

Gross margin	243,075	184,951	414,539	326,689
Selling, marketing and general and administrative expenses	(121,411)	(109,988)	(239,515)	(218,188)

Operating income	121,664	74,963	175,024	108,501
Other income (expense), net (Note 4)	23,653	13,758	(5,058)	15,337
Interest income	1,109	1,907	2,878	3,509
Interest expense	(41,245)	(44,722)	(84,742)	(88,924)

Income from continuing operations before income taxes, minority interests and equity earnings	105,181	45,906	88,102	38,423
Income taxes	69,577	7,086	60,200	4,572
Minority interests, net of income taxes	(655)	(821)	(1,326)	(1,161)
Equity in earnings of unconsolidated subsidiaries	2,333	904	3,336	1,579

Income from continuing operations	176,436	53,075	150,312	43,413
Income (loss) from discontinued operations, net of income taxes	4,318	(4,020)	1,497	(4,573)

Net income	$180,754	$49,055	$151,809	$38,840

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 14,	December 29,
	2008	2007
	(In thousands, except share data)

ASSETS
Cash and cash equivalents	$77,356	$97,061
Receivables, net of allowances of $49,718 and $61,720, respectively	1,016,631	839,153
Inventories	782,633	750,675
Prepaid expenses	75,135	71,296
Deferred income tax assets	17,955	12,085
Assets held-for-sale	235,308	76,244

Total current assets	2,205,018	1,846,514
Investments	75,597	69,336
Property, plant and equipment, net of accumulated depreciation of $1,012,239 and $980,390, respectively	1,191,288	1,340,139
Goodwill	432,788	509,518
Intangible assets, net	718,769	721,790
Other assets, net	134,337	155,587

Total assets	$4,757,797	$4,642,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$594,319	$542,959
Liabilities related to assets held-for-sale	22,762	—
Accrued liabilities	533,170	514,584
Current portion of long-term debt	363,828	14,171
Notes payable	80,511	81,018

Total current liabilities	1,594,590	1,152,732
Long-term debt	1,960,761	2,316,208
Deferred income tax liabilities	269,452	277,824
Other long-term liabilities	414,357	541,234
Minority interests	29,865	29,878
Contingencies (Note 13)
Shareholders’ equity
Common stock — $0.001 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	409,907	409,907
Retained earnings (deficit)	66,926	(84,883)
Accumulated other comprehensive income (loss)	11,939	(16)

Total shareholders’ equity	488,772	325,008

Total liabilities and shareholders’ equity	$4,757,797	$4,642,884

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Half Year Ended
	June 14,	June 16,
	2008	2007
	(In thousands)

Operating Activities
Net income	$151,809	$38,840
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	65,608	71,319
Net unrealized foreign currency exchange (gains) losses	5,806	(10,290)
Asset write-offs, impairments and net (gain) loss on sale of assets	(11,597)	6,617
Minority interests and equity earnings, net	(2,161)	(888)
Amortization of debt issuance costs	1,895	1,895
Provision for deferred income taxes	(24,634)	(32,205)
Unrecognized tax benefits on federal income tax audit settlement (Note 6)	(61,083)	—
Pension and other postretirement benefit plan expense	9,227	7,993
Other	(159)	504
Changes in operating assets and liabilities:
Receivables	(165,145)	(148,703)
Inventories	(36,584)	17,104
Prepaid expenses and other assets	(11,875)	(7,915)
Accounts payable	74,728	107,928
Accrued liabilities	12,954	(32,204)
Other long-term liabilities	(11,371)	5,487

Cash flow provided by (used in) operating activities	(2,582)	25,482
Investing Activities
Proceeds from sales of assets	31,976	32,742
Capital additions	(35,312)	(44,040)
Repurchase of common stock in going-private merger transaction	(137)	(203)

Cash flow used in investing activities	(3,473)	(11,501)
Financing Activities
Short-term debt borrowings	52,906	40,790
Short-term debt repayments	(62,902)	(40,855)
Long-term debt borrowings, net of debt issuance costs	603,849	534,675
Long-term debt repayments	(607,225)	(532,694)
Dividends paid to minority shareholders	(1,194)	(8,942)

Cash flow used in financing activities	(14,566)	(7,026)

Effect of foreign currency exchange rate changes on cash	916	1,214

Increase (decrease) in cash and cash equivalents	(19,705)	8,169
Cash and cash equivalents at beginning of period	97,061	92,414

Cash and cash equivalents at end of period	$77,356	$100,583

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued
(Unaudited)

Supplemental cash flow information

At June 14, 2008 and December 29, 2007, accounts payable included approximately $2.7 million and $17.8 million, respectively, for capital expenditures. Of the $17.8 million of capital expenditures included in accounts payable at December 29, 2007, approximately $14 million had been paid during the half year ended June 14, 2008.

During the half year ended June 14, 2008, the Company recorded approximately $75 million of tax-related adjustments that resulted from changes to unrecognized tax benefits that existed at the time of the going-private merger transaction. This tax-related adjustment resulted in a decrease to goodwill and a decrease to the liability for unrecognized tax benefits. Refer to Note 8 — Goodwill and Intangible Assets for additional information.

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) include all adjustments necessary, which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows. The Company operates under a 52/53-week year. The quarters ended June 14, 2008 and June 16, 2007 are twelve weeks in duration. For a summary of significant accounting policies and additional information relating to the Company’s financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 29, 2007.

In March 2003, the Company completed a going-private merger transaction (“going-private merger transaction”). The privatization resulted from the acquisition by David H. Murdock, the Company’s Chairman, of the approximately 76% of the Company that he and his affiliates did not already own. As a result of the transaction, the Company became wholly-owned by Mr. Murdock through DHM Holding Company, Inc.

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

Certain amounts in the prior year financial statements and related footnotes have been reclassified to conform to the 2008 presentation. As discussed in Note 5 — Discontinued Operations, the Company reclassified the operating results of its fresh-cut flowers operating segment and its North American citrus and pistachio operations to discontinued operations.

NOTE 2 — 2009 DEBT MATURITY

During the quarter ended June 14, 2008, the Company reclassified to current liabilities its $350 million 8.625% notes due May 2009 (“2009 Notes”). As of June 14, 2008, the Company had cash and cash equivalents of $77.4 million and borrowing capacity of $165.7 million under its existing revolving credit facility. After the end of the second fiscal quarter, the Company closed three asset sale transactions (see Note 14) that generated approximately $100 million in cash to the Company and that were part of the Company’s asset sale program. The proceeds were used to pay down the Company’s Term Loan B ($34 million) and revolving credit facility ($66 million). These sales brought the Company’s total asset sales for 2008 to date to approximately $132 million. In addition, the Company anticipates the sale of additional assets with a net book value of approximately $118 million within the next year (see Note 14). Nonetheless, the Company is anticipating the need to refinance at least some portion of the 2009 Notes when they become due. The Company’s current plan is to obtain replacement unsecured financing, which the Company plans to complete by the end of calendar 2008. Alternatives would include amendment of the Company’s secured credit facilities, additional equity from its stockholder, or other financing. A failure by the Company to timely pay the 2009 Notes at or before maturity could lead to an event of default with potential serious impact on the Company’s liquidity.

The Company believes that available borrowings under the revolving credit facility and subsidiaries’ uncommitted lines of credit, together with its existing cash balances, future cash flow from operations, planned asset sales, refinancing of the 2009 Notes and access to capital markets will enable it to meet its working capital, capital expenditure, debt maturity and other commitments and funding requirements. Management’s plan is dependent upon the occurrence of future events which will be impacted by a number of factors including the availability of refinancing, the general economic environment in which the Company operates, the Company’s ability to generate cash flows from its operations, and its ability to attract buyers for assets being marketed for sale. The accompanying condensed consolidated financial statements do not include any adjustments in respect of such factors.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 3 — RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During May 2008, the Financial Accounting Standards Boards (“FASB”) issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. This statement will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of ‘Present Fairly in Conformity With Generally Accepted Accounting Principles’. The Company does not anticipate that the adoption of FAS 162 will have an effect on its consolidated financial statements.

During March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“FAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the first quarter of fiscal 2009. The Company is evaluating the potential impacts that the adoption of FAS 161 may have on its consolidated financial statements.

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

During December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. It establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and also requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Changes in acquired tax contingencies, including those existing at the date of adoption, will be recognized in earnings if outside the maximum allocation period (generally one year). FAS 141R will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009. Following the date of adoption of FAS 141R, the resolution of such items at values that differ from recorded amounts will be adjusted through earnings, rather than goodwill.

During September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. FAS 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy as defined in the standard. In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-1 amends FAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company, as it applies to its financial instruments, effective December 30, 2007. The impact of adoption of FAS 157 is discussed in Note 15 — Derivative Financial Instruments.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 4 —	OTHER INCOME (EXPENSE), NET

Included in other income (expense), net in the Company’s condensed consolidated statements of operations for the quarters and half years ended June 14, 2008 and June 16, 2007 are the following items:

	Quarter Ended		Half Year Ended
	June 14,	June 16,	June 14,	June 16,
	2008	2007	2008	2007
		(In thousands)

Unrealized gain (loss) on the cross currency swap	$19,001	$10,388	$(13,353)	$8,578
Realized gain on the cross currency swap	2,696	3,122	5,619	6,449
Gain (loss) on the vessel obligation	1,584	(199)	2,075	(233)
Other	372	447	601	543

Other income (expense), net	$23,653	$13,758	$(5,058)	$15,337

Refer to Note 15 — Derivative Financial Instruments for further discussion regarding the Company’s cross currency swap.

NOTE 5 — DISCONTINUED OPERATIONS

During the second quarter of 2008, the Company approved and committed to a formal plan to divest its fresh-cut flowers operations. In addition, during the fourth quarter of 2007, the Company approved and committed to a formal plan to divest its citrus and pistachio operations (“Citrus”) located in central California. The operating results of Citrus were included in the fresh fruit operating segment. The sale of Citrus was completed during the third quarter of 2008. Refer to Note 14 — Assets Held-For-Sale. In evaluating the two businesses, the Company concluded that they each met the definition of a discontinued operation as defined in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). Accordingly, the results of operations of these businesses have been reclassified for all periods presented. The operating results of fresh-cut flowers and Citrus for the quarters and half years ended June 14, 2008 and June 16, 2007 are reported in the following table:

	Quarter Ended			Quarter Ended
	June 14, 2008			June 16, 2007
	Fresh-Cut			Fresh-Cut
	Flowers	Citrus	Total	Flowers	Citrus	Total
	(In thousands)

Revenues	$29,063	$3,148	$32,211	$27,921	$3,476	$31,397

Income (loss) before income taxes	$(5,896)	$(294)	$(6,190)	$(5,688)	$916	$(4,772)
Income taxes	10,396	112	10,508	1,128	(376)	752

Income (loss) from discontinued operations, net of income taxes	$4,500	$(182)	$4,318	$(4,560)	$540	$(4,020)

	Half Year Ended			Half Year Ended
	June 14, 2008			June 16, 2007
	Fresh-Cut			Fresh-Cut
	Flowers	Citrus	Total	Flowers	Citrus	Total
	(In thousands)

Revenues	$62,879	$5,020	$67,899	$64,885	$5,240	$70,125

Loss before income taxes	$(9,037)	$(251)	$(9,288)	$(5,729)	$(869)	$(6,598)
Income taxes	10,691	94	10,785	1,669	356	2,025

Income (loss) from discontinued operations, net of income taxes	$1,654	$(157)	$1,497	$(4,060)	$(513)	$(4,573)

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 6 — INCOME TAXES

The Company recorded an income tax benefit of $60.2 million on $88.1 million of income from continuing operations before income taxes for the half year ended June 14, 2008. The Company’s reported income tax benefit on continuing operations differed from the expense calculated using the U.S. federal statutory tax rate for the following reasons:

Half Year Ended
June 14,
2008
(In thousands)

Expense computed at U.S. federal statutory income tax rate of 35%	$30,836
Foreign income taxed at different rates	(56,507)
State and local income tax, net of federal income taxes	(551)
Valuation allowances	18,228
Favorable settlement of federal income tax audit for the years 1995-2001	(61,083)
Increase in FIN 48 liabilities for unrecognized tax benefits and other	6,730
Permanent items and interest*	2,147

$(60,200)

*	Permanent items and interest include interest expense of $2.1 million (net of associated income tax benefit of approximately $0.7 million) related to the Company’s unrecognized tax benefits.

The income tax benefit for the half year ended June 16, 2007 was $4.6 million on $38.4 million of income from continuing operations before income taxes, including interest expense of $4.9 million (net of associated income tax benefits of approximately $3 million) related to the Company’s unrecognized tax benefits. The Company’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions.

The total liability for unrecognized tax benefits, including interest, recorded in other long-term liabilities was $135 million and $269 million at June 14, 2008 and December 29, 2007, respectively. The decrease is primarily due to the settlement of the federal income tax audit for the years 1995 to 2001.

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

In applying APB 28 and FIN 18 to the income tax provision computation for the period ended June 14, 2008, the Company excluded, from its calculation of the estimated annual effective tax rate, income or loss earned in certain foreign jurisdictions having tax rates that vary significantly from those associated with the Company’s earnings from operations in the rest of the jurisdictions in which it operates. Due to the volatility in the mix of earnings, the Company believes this approach is more representative of what is expected for the full year.

For the periods presented, the Company’s income tax provision differs from the U.S. federal statutory rate applied to the Company’s pretax income primarily due to operations in foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate and the accrual for current year uncertain tax positions.

The Company recognizes accrued interest and penalties related to its unrecognized tax benefits as a component of income taxes in the condensed consolidated statement of operations. Accrued interest and penalties before tax

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

benefits were $64.6 million and $24.9 million at December 29, 2007 and June 14, 2008, respectively, and are included as a component of other long-term liabilities in the condensed consolidated balance sheet. The decrease is primarily attributable to the reduction in liabilities for unrecognized tax benefits associated with the settlement of the federal income tax audit for the years 1995-2001.

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

1995 — 2001 Federal Income Tax Audit:  In June 2006, the IRS completed an examination of the Company’s federal income tax returns for the years 1995 to 2001 and issued a Revenue Agent’s Report (“RAR”) that included various proposed adjustments. The net tax deficiency associated with the RAR was $175 million for which the Company provided $110 million of gross unrecognized tax benefits, plus penalties and interest. The Company filed a protest letter contesting the proposed adjustments contained in the RAR. During January 2008, the Company was notified that the Appeals Branch of the IRS had finalized its review of the Company’s protest and that the Appeals Branch’s review supported the Company’s position in all material respects. On June 13, 2008, the Appeals review was approved by the Joint Committee on Taxation. The impact of the settlement on the Company’s quarter ended June 14, 2008 condensed consolidated financial statements is $136 million, which includes a $110 million reduction in gross unrecognized tax benefits recorded in other long-term liabilities plus a reduction of $26 million for interest and penalties, net of federal and state tax benefits. Of this amount, $61 million reduced the Company’s income tax provision and effective tax rate for the quarter and half year ended June 14, 2008, and the remaining $75 million reduced goodwill.

2002 — 2005 Federal Income Tax Audit:  The Company is currently under examination by the Internal Revenue Service for the tax years 2002-2005 and it is anticipated that the examination will be completed by the end of 2009.

NOTE 7 — INVENTORIES

The major classes of inventories were as follows:

	June 14,	December 29,
	2008	2007
	(In thousands)

Finished products	$409,035	$355,502
Raw materials and work in progress	153,248	155,166
Crop-growing costs	152,300	172,980
Operating supplies and other	68,050	67,027

	$782,633	$750,675

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS

Goodwill has been allocated to the Company’s reporting segments as follows:

		Fresh	Packaged
	Fresh Fruit	Vegetables	Foods	Total
	(In thousands)

Balance as of December 29, 2007	$359,072	$86,675	$63,771	$509,518
Tax-related adjustments	(57,442)	(15,007)	(3,066)	(75,515)
Other	(1,215)	—	—	(1,215)

Balance as of June 14, 2008	$300,415	$71,668	$60,705	$432,788

The tax-related adjustments result from changes to unrecognized tax benefits that existed at the time of the going-private merger transaction. These changes were due to the settlement of the federal income tax audit as discussed in Note 6 — Income Taxes.

Details of the Company’s intangible assets were as follows:

	June 14,	December 29,
	2008	2007
	(In thousands)

Amortized intangible assets:
Customer relationships	$47,982	$48,906
Other amortized intangible assets	5,688	5,851

	53,670	54,757
Accumulated amortization — customer relationships	(19,333)	(17,483)
Other accumulated amortization	(5,183)	(5,099)

Accumulated amortization — intangible assets	(24,516)	(22,582)

Intangible assets, net	29,154	32,175
Indefinite-lived intangible assets:
Trademark and trade names	689,615	689,615

Total identifiable intangible assets, net	$718,769	$721,790

Amortization expense of intangible assets totaled $1 million for each of the quarters ended June 14, 2008 and June 16, 2007, respectively, and $2 million for each of the half years ended June 14, 2008 and June 16, 2007, respectively.

As of June 14, 2008, the estimated remaining amortization expense associated with the Company’s intangible assets for the remainder of 2008 and in each of the next four fiscal years is as follows:

Fiscal Year	Amount

2008	$2,320
2009	$4,309
2010	$4,309
2011	$4,309
2012	$4,309

The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, during

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

the second quarter of fiscal 2008. This review indicated no impairment to goodwill or any of the Company’s indefinite-lived intangible assets.

NOTE 9 — NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following amounts:

	June 14,	December 29,
	2008	2007
	(In thousands)

Unsecured debt:
8.625% notes due 2009	$350,000	$350,000
7.25% notes due 2010	400,000	400,000
8.875% notes due 2011	200,000	200,000
8.75% debentures due 2013	155,000	155,000
Secured debt:
Revolving credit facility	180,000	176,400
Term loan facilities	955,500	960,375
Contracts and notes, at a weighted-average interest rate of 8.4% in 2008 (8.4% in 2007) through 2014	2,901	3,255
Capital lease obligations	81,659	85,959
Unamortized debt discount	(471)	(610)
Notes payable	80,511	81,018

	2,405,100	2,411,397
Current maturities	(444,339)	(95,189)

	$1,960,761	$2,316,208

Debt Issuance Costs

The Company amortized deferred debt issuance costs of $0.9 million and $1.9 million during the quarters and half years ended June 14, 2008 and June 16, 2007, respectively.

Term Loans and Revolving Credit Facility

As of June 14, 2008, the term loan facilities consisted of $220.5 million of Term Loan B and $735 million of Term Loan C. The term loan facilities bear interest at LIBOR plus a margin ranging from 1.75% to 2%, dependent upon the Company’s senior secured leverage ratio. The weighted average variable interest rates at June 14, 2008 for Term Loan B and Term Loan C were LIBOR plus 2%, or 4.8%. The term loan facilities require quarterly principal payments, plus a balloon payment due in 2013. Related to the term loan facilities, the Company holds an interest rate swap to hedge future changes in interest rates and a cross currency swap to effectively lower the U.S. dollar fixed interest rate to a Japanese yen fixed interest rate. Refer to Note 15 — Derivative Financial Instruments for additional information related to these instruments.

As of June 14, 2008, the asset based revolving credit facility (“ABL revolver”) borrowing base was $350 million and the amount outstanding under the ABL revolver was $180 million. The ABL revolver bears interest at LIBOR plus a margin ranging from 1.25% to 1.75%, dependent upon the Company’s historical borrowing availability under this facility. At June 14, 2008, the weighted average variable interest rate for the ABL revolver was LIBOR plus 1.75%, or 4.6%. The ABL revolver matures in April 2011. After taking into account approximately

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

$4.3 million of outstanding letters of credit issued under the ABL revolver, the Company had approximately $165.7 million available for borrowings as of June 14, 2008. In addition, the Company had approximately $91.1 million of letters of credit and bank guarantees outstanding under its pre-funded letter of credit facility as of June 14, 2008.

Covenants

Provisions under the Company’s senior secured credit facilities and the indentures governing the Company’s senior notes and debentures require the Company to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. At June 14, 2008, the Company was in compliance with all applicable covenants.

NOTE 10 — SHAREHOLDERS’ EQUITY

Comprehensive Income

The components of comprehensive income were as follows in each period:

	Quarter Ended
	June 14,	June 16,
	2008	2007
	(In thousands)

Net income	$180,754	$49,055
Unrealized foreign currency exchange translation loss	(4,562)	(894)
Reclassification of realized cash flow hedging (gains) losses to net income	983	(3,292)
Unrealized net gain on cash flow hedging instruments	14,252	14,952

Comprehensive income	$191,427	$59,821

	Half Year Ended
	June 14,	June 16,
	2008	2007
	(In thousands)

Net income	$151,809	$38,840
Unrealized foreign currency exchange translation gain	7,897	821
Reclassification of realized cash flow hedging (gains) losses to net loss	820	(3,285)
Unrealized net gain on cash flow hedging instruments	3,238	13,899

Comprehensive income	$163,764	$50,275

Dividends

The Company did not declare or pay a dividend to its parent during either of the quarters or half years ended June 14, 2008 and June 16, 2007.

The Company’s ability to declare dividends is limited under the terms of its senior secured credit facilities and senior notes indentures. As of June 14, 2008, the Company had no ability to declare and pay dividends or other similar distributions.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 11 — EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for the Company’s U.S. and international pension plans and other postretirement benefit (“OPRB”) plans were as follows:

	U.S. Pension Plans		International Pension Plans		OPRB Plans
	Quarter Ended		Quarter Ended		Quarter Ended
	June 14,	June 16,	June 14,	June 16,	June 14,	June 16,
	2008	2007	2008	2007	2008	2007
	(In thousands)

Components of net periodic benefit cost:
Service cost	$34	$34	$1,439	$1,467	$66	$71
Interest cost	4,288	3,955	2,355	2,010	905	896
Expected return on plan assets	(4,186)	(4,089)	(583)	(564)		—
Amortization of:
Unrecognized net loss	341	285	116	121	(2)	22
Unrecognized prior service cost (benefit)	—	—	19	17	(211)	(211)
Unrecognized net transition obligation	—	—	14	13	—	—

	$477	$185	$3,360	$3,064	$758	$778

			International
	U.S. Pension Plans		Pension Plans		OPRB Plans
	Half Year Ended		Half Year Ended		Half Year Ended
	June 14,	June 16,	June 14,	June 16,	June 14,	June 16,
	2008	2007	2008	2007	2008	2007
	(In thousands)

Components of net periodic benefit cost:
Service cost	$68	$68	$2,893	$2,907	$132	$142
Interest cost	8,576	7,910	4,734	3,981	1,810	1,792
Expected return on plan assets	(8,372)	(8,178)	(1,170)	(1,120)	—	—
Amortization of:
Unrecognized net loss	682	570	233	240	(4)	44
Unrecognized prior service cost (benefit)	—	—	39	34	(422)	(422)
Unrecognized net transition obligation	—	—	28	25		—

	$954	$370	$6,757	$6,067	$1,516	$1,556

NOTE 12 — SEGMENT INFORMATION

As discussed in Note 5, the Company approved and committed to a formal plan to divest its fresh-cut flowers operating segment and accordingly reclassified the results of operations to discontinued operations. As a result of this reclassification of the fresh-cut flowers segment, the Company now has three reportable operating segments.

The Company has three reportable operating segments: fresh fruit, fresh vegetables and packaged foods. These reportable segments are managed separately due to differences in their products, production processes, distribution channels and customer bases.

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

Revenues from external customers and EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended		Half Year Ended
	June 14,	June 16,	June 14,	June 16,
	2008	2007	2008	2007
	(In thousands)

Revenues from external customers:
Fresh fruit	$1,466,922	$1,228,061	$2,695,450	$2,272,715
Fresh vegetables	279,643	265,086	510,672	509,360
Packaged foods	248,118	241,876	516,623	470,102
Corporate	260	279	543	531

	$1,994,943	$1,735,302	$3,723,288	$3,252,708

	Quarter Ended		Half Year Ended
	June 14,	June 16,	June 14,	June 16,
	2008	2007	2008	2007
	(In thousands)

EBIT:
Fresh fruit	$131,028	$90,792	$183,575	$123,245
Fresh vegetables	1,510	(14,607)	(1,958)	(12,374)
Packaged foods	6,418	17,069	30,270	32,317

Total operating segments	138,956	93,254	211,887	143,188
Corporate:
Unrealized gain (loss) on cross currency swap	19,001	10,388	(13,353)	8,578
Operating and other expenses, net	(9,853)	(12,931)	(23,680)	(24,001)

Total Corporate	9,148	(2,543)	(37,033)	(15,423)
Interest expense	(41,245)	(44,722)	(84,742)	(88,924)
Income taxes	69,577	7,086	60,200	4,572

Income from continuing operations, net of income taxes	$176,436	$53,075	$150,312	$43,413

The Company’s equity earnings in unconsolidated subsidiaries, which have been included in EBIT in the table above, relate primarily to the fresh fruit and fresh vegetables operating segments.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Total assets for the reportable operating segments and corporate were as follows:

	June 14,	December 29,
	2008	2007
	(In thousands)

Total assets
Fresh fruit	$2,646,662	$2,528,169
Fresh vegetables	460,905	476,501
Packaged foods	709,943	693,515

Total operating segments	3,817,510	3,698,185
Corporate	817,992	832,121
Fresh-cut flowers — discontinued operation	122,295	112,578

	$4,757,797	$4,642,884

NOTE 13 — CONTINGENCIES

The Company is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to the Company’s operations. At June 14, 2008, guarantees of $3.4 million consisted primarily of amounts advanced under third-party bank agreements to independent growers that supply the Company with product. The Company has not historically experienced any significant losses associated with these guarantees.

The Company issues letters of credit and bank guarantees through its ABL revolver and its pre-funded letter of credit facilities, and, in addition, separately through major banking institutions. The Company also provides insurance-company-issued bonds. These letters of credit, bank guarantees and insurance company bonds are required by certain regulatory authorities, suppliers and other operating agreements. As of June 14, 2008 total letters of credit, bank guarantees and bonds outstanding under these arrangements were $127.5 million, of which $91.1 million was issued under its pre-funded letter of credit facility.

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

Currently there are 389 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP, seeking enforcement of Nicaraguan judgments, or seeking to bar Dole’s efforts to resolve DBCP claims in Nicaragua. Twenty-four of these lawsuits are currently pending in various jurisdictions in the United States, of which nine have been brought by foreign workers who allege exposure to DBCP in countries where Dole did not even have operations during the relevant time period. One case pending in Los Angeles Superior Court with 12 Nicaraguan plaintiffs currently has a trial date of March 16, 2009. One case pending in Hawaii Superior Court with 10 plaintiffs from Costa Rica, Guatemala, Ecuador and Panama currently has a trial date of February 20, 2009. The remaining cases are pending in Latin America and the Philippines, including 150 labor cases pending in Costa Rica under that country’s national insurance program. Claimed damages in DBCP cases worldwide total approximately $44.1 billion, with lawsuits in Nicaragua representing approximately 87% of this amount. In almost all of the non- labor cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against the Company.

One case pending in Los Angeles Superior Court with 12 Nicaraguan plaintiffs initially resulted in verdicts which totaled approximately $5 million in damages against Dole in favor of six of the plaintiffs. As a result of the court’s March 7, 2008 favorable rulings on Dole’s post-verdict motions, including, importantly, the court’s decision striking down punitive damages in the case on U.S. Constitutional grounds, the damages against Dole have now been reduced to $1.58 million in total compensatory awards to four of the plaintiffs; and the court granted Dole’s motion for a new trial as to the claims of one of the plaintiffs. The court has not yet entered judgment. Additionally, the court appointed a mediator to explore possible settlement of all DBCP cases currently pending before the court.

In Nicaragua, 194 cases are currently filed (of which 26 are active) in various courts throughout the country, all but one of which were brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional. Twenty-four cases have resulted in judgments in Nicaragua: $489.4 million on December 11, 2002; $82.9 million on February 25, 2004; $15.7 million on May 25, 2004; $4 million on May 25, 2004; $56.5 million on June 14, 2004; $64.8 million on June 15, 2004; $27.7 million on March 17, 2005; $98.5 million on August 8, 2005; $46.4 million on August 20, 2005; $809 million on December 1, 2006; and $38.4 million on November 14, 2007. The Company has appealed all judgments, with the Company’s appeal of the August 8, 2005 $98.5 million judgment and of the December 1, 2006 $809 million judgment currently pending before the Nicaragua Court of Appeal.

The claimants’ attempted enforcement of the December 11, 2002 judgment for $489.4 million in the United States resulted in a dismissal with prejudice of that action by the United States District Court for the Central District of California on October 20, 2003. The claimants have voluntarily dismissed their appeal of that decision, which was pending before the United States Court of Appeals for the Ninth Circuit. Defendants’ motion

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

for sanctions against Plaintiffs’ counsel is still pending before the Court of Appeals in that case. A Special Master appointed by the Court of Appeals has recommended that Plaintiffs’ counsel be ordered to pay Defendants’ fees and costs up to $130,000 each to Dole and the other two defendants; and following such recommendation, the Court of Appeals has appointed a special prosecutor.

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

On October 23, 2006, Dole announced that Standard Fruit de Honduras, S.A. reached an agreement with the Government of Honduras and representatives of Honduran banana workers. This agreement establishes a Worker Program that is intended by the parties to resolve in a fair and equitable manner the claims of male banana workers alleging sterility as a result of exposure to DBCP. The Honduran Worker Program will not have a material effect on Dole’s financial condition or results of operations. The official start of the Honduran Worker Program was announced on January 8, 2007. On August 15, 2007, Shell Oil Company was included in the Worker Program. While Dole believes there is no reliable scientific basis for alleged injuries from the agricultural field application of DBCP, Dole continues to seek reasonable resolution of other pending litigation and claims in the U.S. and Latin America. For example, as in Honduras, Dole is committed to finding a prompt resolution to the DBCP claims in Nicaragua, and is prepared to pursue a structured worker program in Nicaragua with science-based criteria. Additional information concerning DBCP matters is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007, under the heading “Item 3. Legal Proceedings.”

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

A Statement of Objections is a procedural step in the EC’s antitrust investigation, in which the EC communicates its preliminary view with respect to a possible infringement of European competition laws. The EC will review Dole’s written and oral responses to the Statement of Objections in order to determine whether to issue a final Decision. Any Decision (including any fines that may be assessed under the Decision) will be subject to appeal to the European Court of First Instance and the European Court of Justice. The Company continues to cooperate with the EC in order to provide the Commission with a full and transparent understanding of the banana market. Although no assurances can be given concerning the course or outcome of the EC investigation, and although an adverse outcome could have a material adverse effect on the Company, the Company believes that it has not violated the European competition laws and would ultimately prevail should it need to appeal an adverse decision by the EC.

Following the public announcement of the EC searches, a number of class action lawsuits were filed against the Company and three competitors in the U.S. District Court for the Southern District of Florida. The lawsuits were filed on behalf of entities that directly or indirectly purchased bananas from the defendants and were consolidated

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

into two separate putative class action lawsuits: one by direct purchasers (customers); and another by indirect purchasers (those who purchased bananas from customers). On June 26, 2007, Dole entered into settlement agreements resolving these putative consolidated class action lawsuits filed by the direct purchasers and indirect purchasers. The Court entered final judgment orders approving the settlement agreements on November 21, 2007. The direct purchaser settlement is now completed. The indirect purchaser agreement is also fully effective and is not subject to any further appeal. The Company did not admit any wrongdoing in these settlements and continues to believe they were totally without merit; however, the Company elected to settle these lawsuits to bring a final conclusion to this litigation, which had been ongoing since 2005. Neither settlement will have a material adverse effect on the Company’s financial condition or results of operations.

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

NOTE 14 — ASSETS HELD-FOR-SALE

The Company continuously reviews its assets in order to identify those assets that do not meet the Company’s future strategic direction or internal economic return criteria. As a result of this review, the Company has identified and is in the process of selling certain long-lived assets. In accordance with FAS 144, the Company has reclassified these assets as held-for-sale.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Total assets held-for-sale by segment were as follows:

				Fresh-Cut
				Flowers -
		Fresh	Packaged	Discontinued	Total Assets
	Fresh Fruit	Vegetables	Foods	Operation	Held-For-Sale
	(In thousands)

Balance as of December 29, 2007	$34,159	$3,251	$—	$38,834	$76,244
Additions	77,020	—	4,452	83,461	164,933
Sales	(5,869)	—	—	—	(5,869)

Balance as of June 14, 2008	$105,310	$3,251	$4,452	$122,295	$235,308

The major classes of assets and liabilities held-for-sale included in the Company’s condensed consolidated balance sheet at June 14, 2008 were as follows:

				Fresh-Cut
				Flowers -
		Fresh	Packaged	Discontinued	Total Assets
	Fresh Fruit	Vegetables	Foods	Operation	Held-for-Sale
	(In thousands)

Assets held-for-sale:
Receivables	$—	$—	$—	$18,540	$18,540
Inventories	3,088	—	—	4,896	7,984
Property, plant and equipment, net of accumulated depreciation	101,397	3,251	4,452	69,724	178,824
Other assets, net	825	—	—	29,135	29,960

Total assets held-for-sale	$105,310	$3,251	$4,452	$122,295	$235,308

Liabilities associated with assets held-for-sale:
Accounts payable	$—	$—	$—	$11,095	$11,095
Accrued liabilities	—	—	—	10,604	10,604
Other liabilities	—	—	—	1,063	1,063

Total liabilities associated with assets held-for-sale	$—	$—	$—	$22,762	$22,762

Fresh Fruit

During the half year ended June 14, 2008, the Company added $77 million to the assets held-for-sale balance in the fresh fruit reporting segment. These assets primarily consist of a Chilean packing and cooling facility, a distribution facility located in the United Kingdom and approximately 7,000 acres of Hawaiian land.

The Company sold $5.9 million of the following assets during the half year ended June 14, 2008, which had been classified as held-for-sale: land parcels in Hawaii, two Chilean farms, property located in Turkey and a breakbulk refrigerated ship owned by a Latin American subsidiary. The total amount of cash collected on these sales totaled approximately $22 million. The total sales proceeds of $22 million include $12.7 million for the sale of the ship. The Company also entered into a lease agreement for the same ship and recognized a deferred gain of $11.9 million on the sale. The deferred gain is amortized over the 3 year lease term. The total realized gain recorded on the sale of these assets, excluding the ship, was $4.9 million in both the quarter and half year ended June 14, 2008.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Third Quarter 2008 Sales

During February 2008, the Company entered into an agreement to sell approximately 2,000 acres of land parcels located in Hawaii. The sale was completed during the third quarter of 2008 and the Company received $37.9 million in net cash proceeds and recorded a note receivable of $1.2 million.

The Company owns approximately 26,000 acres of additional land parcels in Hawaii, of which approximately 5,000 acres, with a carrying value of $28.2 million, were reclassified as assets held-for-sale during the quarter ended June 14, 2008. Other Hawaii land parcels are currently under evaluation for potential sale.

During the fourth quarter of 2007, the Company reclassified approximately 4,400 acres of land and other related assets of its citrus and pistachio operations located in central California as assets held-for-sale. These assets were held by non-wholly owned subsidiaries of the Company. In March 2008, the Company entered into an agreement to sell these assets. The sale was completed during the third quarter of 2008 and the Company received net proceeds of $28.5 million.

Packaged Foods

During the second quarter of 2008, the Company reclassified approximately 600 acres of peach orchards located in California as assets held-for-sale. The net book value of these assets is $4.5 million.

Fresh-Cut Flowers

During the second quarter of 2008, the Company approved and committed to a formal plan to divest its fresh-cut flowers operating segment. Accordingly, all the assets and liabilities were reclassified as held-for-sale.

Third Quarter 2008 Sale

During the third quarter of 2007, the Company reclassified its fresh-cut flowers headquarters facility, located in Miami, Florida as assets held-for-sale. The Company completed the sale of this facility during the third quarter of 2008 and received net cash proceeds of $33.6 million.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

At June 14, 2008, the gross notional value and fair market value of the Company’s foreign currency hedges were as follows:

	Gross Notional Value				Average
	Participating			Fair Market	Strike
	Forwards	Forwards	Total	Value	Price
	(In thousands)

Foreign Currency Hedges(Buy/Sell):
U.S. Dollar/Japanese Yen	$173,240	$2,048	$175,288	$2,494	JPY 107.3
U.S. Dollar/Euro	190,221	—	190,221	(7,763)	EUR 1.39
U.S. Dollar/Canadian Dollar	—	23,825	23,825	(463)	CAD 1.05
Chilean Peso/U.S. Dollar	—	12,000	12,000	99	CLP 505
Philippine Peso/U.S. Dollar	—	38,406	38,406	(3,915)	PHP 40.9
Thai Baht/U.S. Dollar	28,336	35,708	64,044	658	THB 33.5

Total	$391,797	$111,987	$503,784	$(8,890)

At June 14, 2008, the notional volume and the fair market value of the Company’s bunker fuel hedges were as follows:

	Notional Volume	Fair Market	Average Price
	(metric tons)	Value	(per metric ton)
		(In thousands)

Bunker Fuel Hedges:
Rotterdam	27,993	$4,801	$436

For both the foreign currency and bunker fuel hedges, the fair market value of these instruments is recorded in the condensed consolidated balance sheet as either a current asset or current liability. Settlement of these hedges will occur during 2008 and 2009.

Net unrealized gains (losses) and realized gains (losses) on the foreign currency and bunker fuel hedges for the quarters and half years ended June 14, 2008 and June 16, 2007 were as follows:

	Quarter Ended		Half Year Ended
	June 14,	June 16,	June 14,	June 16,
	2008	2007	2008	2007
		(In thousands)

Unrealized Gains (Losses):
Foreign currency exchange contracts	$6,968	$1,628	$3,175	$1,628
Bunker fuel contracts	3,613	(61)	4,051	(61)

	10,581	1,567	7,226	1,567
Realized Gains (Losses):
Foreign currency exchange contracts	(5,998)	1,305	(8,971)	2,276
Bunker fuel contracts	711	32	1,798	(864)

	(5,287)	1,337	(7,173)	1,412

	$5,294	$2,904	$53	$2,979

These realized and unrealized gains (losses) were included as a component of cost of products sold in the condensed consolidated statements of operations for 2008 and 2007.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company executed a cross currency swap during 2006 to synthetically convert $320 million of Term Loan C into Japanese yen denominated debt in order to effectively lower the U.S. dollar fixed interest rate of 7.2% to a Japanese yen interest rate of 3.6%. Payments under the cross currency swap were converted from U.S. dollars to Japanese yen at an exchange rate of ¥111.9. At June 14, 2008, the exchange rate of the Japanese yen to U.S. dollar was ¥108. The value of the cross currency swap will fluctuate based on changes in the U.S. dollar to Japanese yen exchange rate and market interest rates until maturity in 2011, at which time it will settle in cash at the then current exchange rate. The fair market value of the cross currency swap was a liability of $3.4 million at June 14, 2008. The unrealized gains (losses) and realized gains on the cross currency swap for the quarters and half years ended June 14, 2008 and June 16, 2007 were as follows:

	Quarter Ended		Half Year Ended
	June 14,	June 16,	June 14,	June 16,
	2008	2007	2008	2007
		(In thousands)

Unrealized gains (losses)	$19,001	$10,388	$(13,353)	$8,578
Realized gains	2,696	3,122	5,619	6,449

	$21,697	$13,510	$(7,734)	$15,027

Realized and unrealized gains and losses are recorded through other income (expense), net in the condensed consolidated statements of operations.

The Company entered into an interest rate swap in 2006 to hedge future changes in interest rates. This agreement effectively converted $320 million of borrowings under Term Loan C, which was variable-rate debt, to a fixed-rate basis through 2011. The interest rate swap fixed the interest rate at 7.2%. The paying and receiving rates under the interest rate swap were 5.49% and 2.7% as of June 14, 2008, with an outstanding notional amount of $320 million. The fair value of the interest rate swap was a liability of $11.5 million at June 14, 2008. Net payments of the interest rate swap are recorded as a component of interest expense in the condensed consolidated statements of operations for 2008 and 2007. Net payments were $1 million and $0.1 million for the quarters ended June 14, 2008 and June 16, 2007, respectively, and $1.2 million and $0.2 million for the half years ended June 14, 2008 and June 16, 2007, respectively.

As discussed in Note 3 — Recently Adopted and Recently Issued Accounting Pronouncements, the Company adopted FAS 157 as of December 30, 2007 for financial assets and liabilities measured on a recurring basis and the impact of the adoption was not material. FAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs to valuation techniques used to measure fair value. These levels, in order of highest to lowest priority are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The fair values of the Company’s derivative instruments are determined using Level 2 inputs, which are defined as “significant other observable inputs.” The fair values of the foreign currency exchange contracts, bunker fuel contracts, interest rate swap and cross currency swap were estimated using internal discounted cash flow calculations based upon forward foreign currency exchange rates, bunker fuel futures, interest-rate yield curves or quotes obtained from brokers for contracts with similar terms.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table provides a summary of the fair values of assets and liabilities under the FAS 157 hierarchy:

		Fair Value
		Measurements at
		June 14, 2008
		Using Significant
		Other Observable
	June 14,	Inputs
	2008	(Level 2)
	(In thousands)

Assets:
Foreign currency exchange contracts	$3,251	$3,251
Bunker fuel contracts	4,801	4,801

	$8,052	$8,052

Liabilities:
Foreign currency exchange contracts	$12,141	$12,141
Interest rate swap	11,467	11,467
Cross currency swap	3,431	3,431

	$27,039	$27,039

NOTE 16 — GUARANTOR FINANCIAL INFORMATION

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

The accompanying guarantor consolidating financial information is presented on the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the Company’s share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate to the elimination of investments in subsidiaries and associated intercompany balances and transactions as well as cash overdraft and income tax reclassifications.

The following are condensed consolidating statements of operations of the Company for the quarters and half years ended June 14, 2008 and June 16, 2007; condensed consolidating balance sheets as of June 14, 2008 and December 29, 2007; and condensed consolidating statements of cash flows for the half years ended June 14, 2008 and June 16, 2007.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended June 14, 2008

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
			(In thousands)

Revenues, net	$18,367	$803,391	$1,565,676	$(392,491)	$1,994,943
Cost of products sold	(29,495)	(750,569)	(1,361,087)	389,283	(1,751,868)

Gross margin	(11,128)	52,822	204,589	(3,208)	243,075
Selling, marketing and general and administrative expenses	(15,004)	(38,745)	(70,870)	3,208	(121,411)

Operating income (loss)	(26,132)	14,077	133,719	—	121,664
Equity in subsidiary income	157,558	133,167	—	(290,725)	—
Other income (expense), net	—	—	23,653	—	23,653
Interest income	25	(106)	1,190	—	1,109
Interest expense	(27,163)	(158)	(13,924)	—	(41,245)

Income from continuing operations before income taxes, minority interests and equity earnings	104,288	146,980	144,638	(290,725)	105,181
Income taxes	76,467	(762)	(6,128)	—	69,577
Minority interests, net of income taxes	—	—	(655)	—	(655)
Equity in earnings of unconsolidated subsidiaries	(1)	(7)	2,341	—	2,333

Income from continuing operations, net of income taxes	180,754	146,211	140,196	(290,725)	176,436
Income (loss) from discontinued operations, net of income taxes	—	10,072	(5,754)	—	4,318

Net income	$180,754	$156,283	$134,442	$(290,725)	$180,754

For the Quarter Ended June 16, 2007

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
			(In thousands)

Revenues, net	$18,905	$696,055	$1,315,277	$(294,935)	$1,735,302
Cost of products sold	(16,054)	(641,905)	(1,180,715)	288,323	(1,550,351)

Gross margin	2,851	54,150	134,562	(6,612)	184,951
Selling, marketing and general and administrative expenses	(17,395)	(42,489)	(56,716)	6,612	(109,988)

Operating income (loss)	(14,544)	11,661	77,846	—	74,963
Equity in subsidiary income	88,641	67,004	—	(155,645)	—
Other income (expense), net	—	—	13,758	—	13,758
Interest income	67	51	1,789	—	1,907
Interest expense	(28,280)	(2)	(16,440)	—	(44,722)

Income from continuing operations before income taxes, minority interests and equity earnings	45,884	78,714	76,953	(155,645)	45,906
Income taxes	3,172	11,813	(7,899)	—	7,086
Minority interests, net of income taxes	—	—	(821)	—	(821)
Equity in earnings of unconsolidated subsidiaries	(1)	(42)	947	—	904

Income from continuing operations, net of income taxes	49,055	90,485	69,180	(155,645)	53,075
Loss from discontinued operations, net of income taxes	—	(2,270)	(1,750)	—	(4,020)

Net income	$49,055	$88,215	$67,430	$(155,645)	$49,055

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OPERATIONS
For the Half Year Ended June 14, 2008

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
			(In thousands)

Revenues, net	$36,063	$1,505,072	$2,874,048	$(691,895)	$3,723,288
Cost of products sold	(36,082)	(1,376,375)	(2,582,168)	685,876	(3,308,749)

Gross margin	(19)	128,697	291,880	(6,019)	414,539
Selling, marketing and general and administrative expenses	(30,497)	(83,059)	(131,978)	6,019	(239,515)

Operating income (loss)	(30,516)	45,638	159,902	—	175,024
Equity in subsidiary income	158,372	100,241	—	(258,613)	—
Other income (expense), net	—	—	(5,058)	—	(5,058)
Interest income	87	85	2,706	—	2,878
Interest expense	(55,074)	(539)	(29,129)	—	(84,742)

Income from continuing operations before income taxes, minority interests and equity earnings	72,869	145,425	128,421	(258,613)	88,102
Income taxes	78,944	1,470	(20,214)	—	60,200
Minority interests, net of income taxes	—	—	(1,326)	—	(1,326)
Equity in earnings of unconsolidated subsidiaries	(4)	156	3,184	—	3,336

Income from continuing operations, net of income taxes	151,809	147,051	110,065	(258,613)	150,312
Income (loss) from discontinued operations, net of income taxes	—	10,467	(8,970)	—	1,497

Net income	$151,809	$157,518	$101,095	$(258,613)	$151,809

For the Half Year Ended June 16, 2007

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
			(In thousands)

Revenues, net	$38,446	$1,357,455	$2,432,316	$(575,509)	$3,252,708
Cost of products sold	(32,788)	(1,236,916)	(2,220,303)	563,988	(2,926,019)

Gross margin	5,658	120,539	212,013	(11,521)	326,689
Selling, marketing and general and administrative expenses	(33,272)	(84,694)	(111,743)	11,521	(218,188)

Operating income (loss)	(27,614)	35,845	100,270	—	108,501
Equity in subsidiary income	113,181	75,868	—	(189,049)	—
Other income (expense), net	—	—	15,337	—	15,337
Interest income	142	96	3,271	—	3,509
Interest expense	(56,494)	(7)	(32,423)	—	(88,924)

Income from continuing operations before income taxes, minority interests and equity earnings	29,215	111,802	86,455	(189,049)	38,423
Income taxes	9,616	2,944	(7,988)	—	4,572
Minority interests, net of income taxes	—	—	(1,161)	—	(1,161)
Equity in earnings of unconsolidated subsidiaries	9	277	1,293	—	1,579

Income from continuing operations, net of income taxes	38,840	115,023	78,599	(189,049)	43,413
Loss from discontinued operations, net of income taxes	—	(2,565)	(2,008)	—	(4,573)

Net income	$38,840	$112,458	$76,591	$(189,049)	$38,840

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 14, 2008

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
			(In thousands)

ASSETS
Cash and cash equivalents	$18,028	$—	$69,678	$(10,350)	$77,356
Receivables, net of allowances	379,895	140,399	744,725	(248,388)	1,016,631
Inventories	7,758	295,871	479,004	—	782,633
Prepaid expenses	5,602	14,093	55,440	—	75,135
Deferred income tax assets	22,130	23,686	(27,861)	—	17,955
Assets held-for-sale	68,029	66,315	100,964	—	235,308

Total current assets	501,442	540,364	1,421,950	(258,738)	2,205,018
Investments	2,292,208	1,857,567	75,043	(4,149,221)	75,597
Property, plant and equipment, net	217,540	303,442	670,306	—	1,191,288
Goodwill	—	132,374	300,414	—	432,788
Intangible assets, net	689,615	20,416	8,738	—	718,769
Other assets, net	39,460	6,112	88,765	—	134,337

Total assets	$3,740,265	$2,860,275	$2,565,216	$(4,407,959)	$4,757,797

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$4,294	$384,240	$464,523	$(258,738)	$594,319
Liabilities related to assets-held-for-sale	—	4,653	18,109	—	22,762
Accrued liabilities	86,338	199,860	246,972	—	533,170
Current portion of long-term debt	351,950	56	11,822	—	363,828
Notes payable	—	—	80,511	—	80,511

Total current liabilities	442,582	588,809	821,937	(258,738)	1,594,590
Intercompany payables (receivables)	1,147,147	(86,172)	(1,060,975)	—	—
Long-term debt	1,153,079	2,024	805,658	—	1,960,761
Deferred income tax liabilities	268,897	11,895	(11,340)	—	269,452
Other long-term liabilities	239,788	43,486	131,083	—	414,357
Minority interests	—	—	29,865	—	29,865
Total shareholders’ equity	488,772	2,300,233	1,848,988	(4,149,221)	488,772

Total liabilities and shareholders’ equity	$3,740,265	$2,860,275	$2,565,216	$(4,407,959)	$4,757,797

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 29, 2007

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
			(In thousands)

ASSETS
Cash and cash equivalents	$16,424	$—	$95,801	$(15,164)	$97,061
Receivables, net of allowances	358,695	134,168	595,027	(248,737)	839,153
Inventories	7,080	321,075	422,520	—	750,675
Prepaid expenses	5,318	16,322	49,656	—	71,296
Deferred income tax assets	16,942	23,686	(28,543)	—	12,085
Assets held-for-sale	546	36,520	39,178	—	76,244

Total current assets	405,005	531,771	1,173,639	(263,901)	1,846,514
Investments	2,130,680	1,733,717	68,884	(3,863,945)	69,336
Property, plant and equipment, net	286,222	319,107	734,810	—	1,340,139
Goodwill	—	151,271	358,247	—	509,518
Intangible assets, net	689,616	22,128	10,046	—	721,790
Other assets, net	42,140	5,944	107,503	—	155,587

Total assets	$3,553,663	$2,763,938	$2,453,129	$(4,127,846)	$4,642,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$8,339	$404,698	$393,823	$(263,901)	$542,959
Accrued liabilities	74,479	223,050	217,055	—	514,584
Current portion of long-term debt	1,950	102	12,119	—	14,171
Notes payable	—	—	81,018	—	81,018

Total current liabilities	84,768	627,850	704,015	(263,901)	1,152,732
Intercompany payables (receivables)	983,062	(61,695)	(921,367)	—	—
Long-term debt	1,500,466	2,271	813,471	—	2,316,208
Deferred income tax liabilities	284,167	10,852	(17,195)	—	277,824
Other long-term liabilities	376,192	44,082	120,960	—	541,234
Minority interests	—	—	29,878	—	29,878
Total shareholders’ equity	325,008	2,140,578	1,723,367	(3,863,945)	325,008

Total liabilities and shareholders’ equity	$3,553,663	$2,763,938	$2,453,129	$(4,127,846)	$4,642,884

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Half Year Ended June 14, 2008

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$(1,625)	$24,460	$(25,417)	$—	$(2,582)

INVESTING ACTIVITIES
Proceeds from sales of assets	982	41	30,953	—	31,976
Capital additions	(91)	(10,442)	(24,779)	—	(35,312)
Repurchase of common stock in going-private merge transaction	(137)	—	—	—	(137)

Cash flow provided by (used in) investing activities	754	(10,401)	6,174	—	(3,473)

FINANCING ACTIVITIES				—
Short-term debt borrowings	—	—	52,906	—	52,906
Short-term debt repayments	—	(14,036)	(53,680)	4,814	(62,902)
Long-term debt borrowings, net of debt issuance costs	603,800	—	49	—	603,849
Long-term debt repayments	(601,325)	(23)	(5,877)	—	(607,225)
Dividends paid to minority shareholders	—	—	(1,194)	—	(1,194)

Cash flow provided by (used in) financing activities	2,475	(14,059)	(7,796)	4,814	(14,566)

Effect of foreign currency exchange rate changes on cash	—	—	916	—	916

Increase (decrease) in cash and cash equivalents	1,604	—	(26,123)	4,814	(19,705)
Cash and cash equivalents at beginning of period	16,424	—	95,801	(15,164)	97,061

Cash and cash equivalents at end of period	$18,028	$—	$69,678	$(10,350)	$77,356

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Half Year Ended June 16, 2007

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

OPERATING ACTIVITIES
Intercompany dividend income	$17,543	$17,543	$—	$(35,086)	$—
Operating activities	(15,401)	24,740	16,143	—	25,482

Cash flow provided by operating activities	2,142	42,283	16,143	(35,086)	25,482

INVESTING ACTIVITIES
Proceeds from sales of assets	462	51	32,229	—	32,742
Capital additions	(292)	(22,329)	(21,419)	—	(44,040)
Repurchase of common stock in going-private merge transaction	(203)	—	—	—	(203)

Cash flow provided by (used in) investing activities	(33)	(22,278)	10,810	—	(11,501)

FINANCING ACTIVITIES					—
Short-term debt borrowings	—	—	40,790	—	40,790
Short-term debt repayments	—	(2,444)	(29,676)	(8,735)	(40,855)
Long-term debt borrowings, net of debt issuance costs	534,300	—	375	—	534,675
Long-term debt repayments	(528,163)	(18)	(4,513)	—	(532,694)
Dividends paid to minority shareholders	—	—	(8,942)	—	(8,942)
Intercompany dividends	—	(17,543)	(17,543)	35,086	—

Cash flow provided by (used in) financing activities	6,137	(20,005)	(19,509)	26,351	(7,026)

Effect of foreign currency exchange rate changes on cash	—	—	1,214	—	1,214

Increase in cash and cash equivalents	8,246	—	8,658	(8,735)	8,169
Cash and cash equivalents at beginning of period	7,322	—	88,288	(3,196)	92,414

Cash and cash equivalents at end of period	$15,568	$—	$96,946	$(11,931)	$100,583

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

Significant highlights for Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) for the second quarter and first half of 2008 were as follows:

•	Net sales for the second quarter of 2008 were $2 billion, an increase of 15% from the second quarter of 2007. Net sales for the first half of 2008 were $3.7 billion, an increase of 14% compared to the prior year.

•	Operating income for the second quarter of 2008 was $121.7 million, an increase of 62% from the second quarter of 2007. Operating income for the first half of 2008 was $175 million, an increase of 61% compared to the prior year.

•	Strong worldwide banana pricing continued throughout the second quarter of 2008, driven by higher worldwide demand and poor weather conditions in Latin America which in turn caused a shortage of high quality bananas. This shortage has resulted in higher prices in all worldwide markets.

•	Higher revenues and earnings in our European ripening and distribution business continued into the second quarter of 2008, resulting from higher local pricing and favorable euro and Swedish krona exchange rates.

•	Fresh vegetables performance during the second quarter of 2008 showed significant improvement. Our commodity business benefited from higher pricing for strawberries and celery and lower strawberry growing costs. Our packaged salads business also showed year over year improvement due to higher pricing and lower distribution costs and production costs. Production costs continue to benefit from higher utilization in our new North Carolina production facility. We see the year over year improvements in packaged salads continuing during 2008, as we complete our plan to transition all spinach and spring mix production to our own facilities and maintain a singular focus on improving margins. In addition, fresh vegetables benefited from a reduction in worker compensation related accruals of approximately $7 million as a result of favorable closures of historical claims and a reduction in recent claims.

•	Our packaged foods business performance declined during the second quarter of 2008, due primarily to foreign currency hedge losses of $7 million. In addition, there were increased production costs due to weather related poor yields in the Philippines as well as the strengthening of the Thai baht and Philippine peso. Shipping costs also increased during the quarter due to higher fuel costs.

•	During the second quarter of 2008, the Company approved and committed to a formal plan to divest its fresh-cut flowers operating segment. Accordingly, the results of operations of the fresh-cut flowers segment are reflected as discontinued operations for all periods presented (refer to Note 5 — Discontinued Operations in the notes to the condensed consolidated financial statements). All of the related assets of this business have been reclassified to assets held-for-sale (refer to Note 14 — Assets Held-For-Sale in the notes to the condensed consolidated financial statements). As a result of this reclassification of the fresh-cut flowers segment, the Company now has three reportable operating segments.

•	Other income (expense), net for the second quarter of 2008 was impacted by non-cash unrealized gains on Dole’s cross currency swap of $19 million. The Company executed a cross currency swap during 2006 to synthetically convert $320 million of Term Loan C into Japanese yen denominated debt. The non-cash unrealized gain resulted from the Japanese yen weakening against the U.S. dollar by 8% during the second quarter of 2008. The value of the cross currency swap will continue to fluctuate based on changes in the exchange rate and market interest rates until maturity in 2011, at which time it will settle in cash at the then current exchange rate. For the first half of 2008, the Japanese yen strengthened against the U.S. dollar resulting in an unrealized loss of $13.4 million on the cross currency swap.

•	The Company received cash proceeds of approximately $32 million for assets sold during the first half of 2008, including two refrigerated vessels, two farms in Chile, land in Turkey and a distribution facility in Europe. In addition, during the third quarter of 2008, the Company closed three asset sale transactions that generated approximately $100 million in cash. These three asset sales consisted of land parcels in Hawaii, the fresh-cut flowers Miami headquarters building and citrus and pistachio orchards in California.

Results of Operations

Selected results of operations for the quarters and half years ended June 14, 2008 and June 16, 2007 were as follows:

	Quarter Ended		Half Year Ended
	June 14,	June 16,	June 14,	June 16,
	2008	2007	2008	2007
	(In thousands)

Revenues, net	$1,994,943	$1,735,302	$3,723,288	$3,252,708
Operating income	121,664	74,963	175,024	108,501
Other income (expense), net	23,653	13,758	(5,058)	15,337
Interest expense	(41,245)	(44,722)	(84,742)	(88,924)
Income taxes	69,577	7,086	60,200	4,572
Income from continuing operations	176,436	53,075	150,312	43,413
Income (loss) from discontinued operations, net of income taxes	4,318	(4,020)	1,497	(4,573)
Net income	180,754	49,055	151,809	38,840

Revenues

For the quarter ended June 14, 2008, revenues increased 15% to $2 billion from $1.7 billion for the quarter ended June 16, 2007. Higher sales were reported in all three of the Company’s operating segments. Fresh fruit revenues benefited from higher sales in the Company’s European ripening and distribution operations which contributed $131 million, or 50% of the overall revenue increase. This increase was attributable to higher local pricing and the impact of favorable euro and Swedish krona foreign currency exchange rates. Higher worldwide sales of bananas contributed $91 million or 35% of the overall sales increase. Fresh vegetables revenues in North America increased $15 million due to higher sales of strawberries and improved pricing for celery and packaged salads. Higher sales of packaged foods products, primarily for FRUIT BOWLS®, tropical fruit, frozen fruit, concentrate, pineapple juice and fruit in jars also increased revenues. Favorable foreign currency exchange movements in the Company’s selling locations positively impacted revenues by approximately $113 million.

For the half year ended June 14, 2008, revenues increased 14% to $3.7 billion from $3.3 billion for the half year ended June 16, 2007. Higher sales were reported in all three of the Company’s operating segments. Fresh fruit revenues increased as a result of both higher local pricing and increased volumes sold in the European ripening and distribution business and higher worldwide banana pricing. Packaged foods revenues benefited from higher pricing in North America and Asia. Fresh vegetables revenues increased due to higher pricing for packaged salads. Favorable foreign currency exchange movements in the Company’s selling locations positively impacted revenues by approximately $192 million.

Operating Income

For the quarter ended June 14, 2008, operating income increased to $121.7 million from $75 million for the quarter ended June 16, 2007. The increase was attributable in part to strong pricing in the Company’s banana operations due to a worldwide shortage of bananas during the quarter. Fresh vegetables operating income increased due to higher pricing for strawberries, celery and packaged salads in addition to lower growing costs for strawberries and lower productions costs for packaged salads. In addition, a reduction in the workers compensation related accruals benefited fresh vegetables operating income. These benefits were partially offset by lower operating results in the packaged foods operating segment and fresh pineapple operations which were impacted by higher product, shipping and distribution costs. Higher commodity costs, primarily for fuel and agricultural chemicals, continue to adversely impact our operations. Favorable foreign currency movements in the Company’s international selling locations more than offset unfavorable foreign currency exchange movements in its international sourcing locations. If foreign currency exchange rates in the Company’s significant foreign operations during the second quarter of 2008 had remained unchanged from those experienced during the second quarter of 2007, the Company estimates that its operating income would have been lower by approximately $19 million.

For the half year ended June 14, 2008, operating income increased to $175 million from $108.5 million for the half year ended June 16, 2007. Higher operating income was reported by the Company’s fresh fruit and fresh vegetables segments. Fresh fruit operating income increased primarily as a result of stronger pricing in its banana operations due to a shortage of high quality Latin American bananas. The European ripening and distribution business also increased due to favorable foreign currency exchange rates and improved pricing. Higher fresh vegetables operating income was due primarily to the same factors that impacted the quarter except for lower pricing in lettuce and celery. These increases were partially offset by lower operating results in the Company’s packaged foods segment due primarily to the same factors that impacted the quarter. Favorable foreign currency movements in the Company’s international selling locations more than offset unfavorable foreign currency exchange movements in its international sourcing locations. If foreign currency exchange rates in the Company’s significant foreign operations during the half year ended June 14, 2008 had remained unchanged from those experienced during the half year ended June 16, 2007, the Company estimates that its operating income would have been lower by approximately $28 million.

Other Income (Expense), Net

For the quarter ended June 14, 2008, other income (expense), net improved to income of $23.7 million from $13.8 million in the prior year. The improvement was primarily due to an increase in the unrealized gain of $8.6 million generated by the Company’s cross currency swap and an increase in the foreign currency exchange gain on the Company’s British pound sterling capital lease vessel obligation (“vessel obligation”) of $1.8 million.

For the half year ended June 14, 2008, other income (expense), net was an expense of $5.1 million compared to income of $15.3 million for the half year ended June 16, 2007. The change was due to an unrealized loss of $13.4 million generated on the cross currency swap in 2008 compared to an unrealized gain of $8.6 million recorded in 2007 partially offset by an increase in the foreign currency exchange gain on the Company’s vessel obligation of $2.3 million.

Interest Expense

Interest expense for the quarter ended June 14, 2008 was $41.2 million compared to $44.7 million for the quarter ended June 16, 2007. Interest expense for the half year ended June 14, 2008 was $84.8 million compared to $88.9 million for the half year ended June 16, 2007. Interest expense for both periods decreased primarily as a result of lower borrowing rates on the Company’s debt facilities.

Income Taxes

The Company recorded an income tax benefit of $60.2 million on $88.1 million of income from continuing operations before income taxes for the half year ended June 14, 2008. The Company’s reported income tax benefit on continuing operations differed from the expense calculated using the U.S. federal statutory tax rate for the following reasons:

Half Year Ended
June 14,
2008
(In thousands)

Expense computed at U.S. federal statutory income tax rate of 35%	$30,836
Foreign income taxed at different rates	(56,507)
State and local income tax, net of federal income taxes	(551)
Valuation allowances	18,228
Favorable settlement of federal income tax audit for the years 1995-2001	(61,083)
Increase in FIN 48 liabilities for unrecognized tax benefits and other	6,730
Permanent items and interest*	2,147

$(60,200)

*	Permanent items and interest include interest expense of $2.1 million (net of associated income tax benefit of approximately $0.7 million) related to the Company’s unrecognized tax benefits.

The income tax benefit for the half year ended June 16, 2007 was $4.6 million on $38.4 million of income from continuing operations before income taxes, including interest expense of $4.9 million (net of associated income tax benefits of approximately $3 million) related to the Company’s unrecognized tax benefits. The Company’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions.

The total liability for unrecognized tax benefits, including interest, recorded in other long-term liabilities was $135 million and $269 million at June 14, 2008 and December 29, 2007, respectively. The decrease is primarily due to the settlement of the federal income tax audit for the years 1995 to 2001.

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

In applying APB 28 and FIN 18 to the income tax provision computation for the period ended June 14, 2008, the Company excluded, from its calculation of the estimated annual effective tax rate, income or loss earned in certain foreign jurisdictions having tax rates that vary significantly from those associated with the Company’s earnings from operations in the rest of the jurisdictions in which it operates. Due to the volatility in the mix of earnings, the Company believes this approach is more representative of what is expected for the full year.

For the periods presented, the Company’s income tax provision differs from the U.S. federal statutory rate applied to the Company’s pretax income primarily due to operations in foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate and the accrual for current year uncertain tax positions.

In June 2006, the IRS completed an examination of the Company’s federal income tax returns for the years 1995 to 2001 and issued a Revenue Agent’s Report (“RAR”) that included various proposed adjustments. The net tax deficiency associated with the RAR was $175 million for which the Company provided $110 million of gross unrecognized tax benefits, plus penalties and interest. The Company filed a protest letter contesting the proposed adjustments contained in the RAR. During January 2008, the Company was notified that the Appeals Branch of the IRS had finalized its review of the Company’s protest and that the Appeals Branch’s review supported the Company’s position in all material respects. On June 13, 2008, the Appeals review was approved by the Joint Committee on Taxation. The impact of the settlement on the Company’s quarter ended June 14, 2008 condensed consolidated financial statements is $136 million, which includes a $110 million reduction in gross unrecognized tax benefits recorded in other long-term liabilities plus a reduction of $26 million for interest and penalties, net of federal and state tax benefits. Of this amount, $61 million reduced the Company’s income tax provision and effective tax rate for the quarter and half year ended June 14, 2008, and the remaining $75 million reduced goodwill.

Segment Results of Operations

The Company has three reportable operating segments: fresh fruit, fresh vegetables and packaged foods. These reportable segments are managed separately due to differences in their products, production processes, distribution channels and customer bases.

Management evaluates and monitors segment performance primarily through, among other measures, earnings before interest expense and income taxes (“EBIT”). EBIT is calculated by adding interest expense and income taxes to income from continuing operations. Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to the Company as a whole. EBIT is not defined under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered in isolation or as a substitute for net income or cash flow measures prepared in accordance with GAAP or as a measure of the Company’s profitability. Additionally, the Company’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate EBIT in the same fashion.

Revenues from external customers and EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended		Half Year Ended
	June 14,	June 16,	June 14,	June 16,
	2008	2007	2008	2007
	(In thousands)

Revenues from external customers:
Fresh fruit	$1,466,922	$1,228,061	$2,695,450	$2,272,715
Fresh vegetables	279,643	265,086	510,672	509,360
Packaged foods	248,118	241,876	516,623	470,102
Corporate	260	279	543	531

	$1,994,943	$1,735,302	$3,723,288	$3,252,708

	Quarter Ended		Half Year Ended
	June 14,	June 16,	June 14,	June 16,
	2008	2007	2008	2007
	(In thousands)

EBIT:
Fresh fruit	$131,028	$90,792	$183,575	$123,245
Fresh vegetables	1,510	(14,607)	(1,958)	(12,374)
Packaged foods	6,418	17,069	30,270	32,317

Total operating segments	138,956	93,254	211,887	143,188
Corporate:
Unrealized gain (loss) on cross currency swap	19,001	10,388	(13,353)	8,578
Operating and other expenses, net	(9,853)	(12,931)	(23,680)	(24,001)

Total Corporate	9,148	(2,543)	(37,033)	(15,423)
Interest expense	(41,245)	(44,722)	(84,742)	(88,924)
Income taxes	69,577	7,086	60,200	4,572

Income from continuing operations, net of income taxes	$176,436	$53,075	$150,312	$43,413

Fresh Fruit

Fresh fruit revenues for the quarter ended June 14, 2008 increased 19% to $1.5 billion from $1.2 billion for the quarter ended June 16, 2007. The increase in fresh fruit revenues was primarily driven by higher sales in the European ripening and distribution operations and higher worldwide sales of bananas. European ripening and distribution sales were $131 million higher as a result of stronger pricing and favorable euro and Swedish krona foreign currency exchange rates. Banana sales increased $91 million due to stronger pricing for bananas in all markets. Product shortages and an increase in demand, as well as higher fuel costs, were the key factors that drove the higher pricing during the second quarter. Product supply to North America was impacted by adverse weather conditions in Central America and Ecuador. Fresh fruit revenues for the half year ended June 14, 2008 increased 19% to $2.7 billion from $2.3 billion for the half year ended June 16, 2007. Revenue growth for the first half of the year was due mainly to the same factors that affected sales during the second quarter. Favorable foreign currency exchange movements in the Company’s foreign selling locations, primarily from the euro, Swedish krona and Japanese yen, benefited revenues by approximately $109 million and $184 million during the second quarter and half year of 2008, respectively.

Fresh fruit EBIT for the quarter ended June 14, 2008 increased to $131 million from $90.8 million for the quarter ended June 16, 2007. EBIT increased primarily as a result of higher worldwide sales of bananas and higher pricing in the European ripening and distribution operations. The increase in worldwide banana EBIT was principally driven by higher pricing reflecting industry shortages. EBIT in the European bananas business also benefited from gains generated on the sale of land in Turkey and a break-bulk refrigerated ship. In addition, EBIT benefited from hedge gains of $12.2 million recognized into cost of products sold. These increases were partially offset by lower operating results in the fresh pineapples business due primarily to higher product and shipping costs. Fresh fruit EBIT for the half year ended June 14, 2008 increased to $183.6 million from $123.2 million for the half year ended June 16, 2007. EBIT increased primarily as a result of the same factors that increased EBIT during the second quarter. If foreign currency exchange rates in the Company’s significant fresh fruit foreign operations during the quarter and half year ended June 14, 2008 had remained unchanged from those experienced during the quarter and half year ended June 16, 2007, the Company estimates that fresh fruit EBIT would have been lower by approximately $23 million and $36 million, respectively.

Fresh Vegetables

Fresh vegetables revenues for the quarter ended June 14, 2008 increased to $279.6 million from $265.1 million for the quarter ended of June 16, 2007. The increase in revenues was primarily due to higher volumes and pricing in the North America commodity vegetables business, primarily for strawberries, as well as improved volumes for celery. Revenues increased in the packaged salads business as a result of stronger pricing. Fresh vegetables revenues for the half year ended June 14, 2008 increased to $510.7 million from $509.4 million for the half year ended June 16, 2007. The increase in revenues for the half year was primarily due to higher pricing for packaged salads partially offset by lower pricing for lettuce and celery in the Company’s North America commodity business.

Fresh vegetables EBIT for the quarter ended June 14, 2008 improved to $1.5 million compared to a loss of $14.6 million for the quarter ended June 16, 2007. The increase in EBIT was primarily due to higher pricing for packaged salads and strawberries. The Company’s packaged salad business benefited from improved operating efficiencies due to higher utilization in its North Carolina production facility. EBIT also increased due to lower workers compensation related accruals as a result of lower claims activity. Fresh vegetables EBIT for the half year ended June 14, 2008 was a loss of $2 million compared to a loss of $12.4 million for the half year ended June 16, 2007. The increase in EBIT was primarily due to the same factors that increased EBIT in the quarter except for lower sales and higher growing costs in the North America commodity vegetable business.

Packaged Foods

Packaged foods revenues for the quarter ended June 14, 2008 increased 3% to $248.1 million from $241.9 million for the quarter ended June 16, 2007. The increase in revenues was primarily due to higher pricing and volumes of FRUIT BOWLS and packaged frozen fruit and higher pricing of canned pineapple, pineapple juice and fruit in jars sold in North America. Revenues in Asia also increased primarily due to higher pricing and volumes of tropical fruit. The increase in revenues was partially offset by lower canned pineapple volumes due to the timing of Easter, which occurred in the first quarter of 2008 versus the second quarter of 2007. Packaged foods revenues for the half year ended June 14, 2008 increased 10% to $516.6 million from $470.1 million for the half year ended June 16, 2007. The change in revenues was primarily due to the same factors that drove the increase during the second quarter with the exception of the timing of Easter. Foreign currency exchange movements on revenues were not material in the second quarter or half year ended 2008.

EBIT in the packaged foods segment for the quarter ended June 14, 2008 decreased to $6.4 million from $17.1 million for the quarter ended June 16, 2007. EBIT decreased due to foreign currency hedge losses of $7 million recognized into cost of products sold. In addition, EBIT decreased in North America and Europe due mainly to higher product costs and higher shipping and distribution costs. Higher product costs continue to adversely impact operations worldwide as a result of significantly higher commodity costs (such as tinplate, plastic and fertilizers), unfavorable foreign currency movements in Thailand and the Philippines, where product is sourced, as well as poor pineapple yields resulting from adverse weather in the Philippines. Shipping and distribution costs were higher primarily as a result of higher fuel costs. EBIT for the half year ended June 14, 2008 decreased to $30.3 million from $32.3 million for the half year ended June 16, 2007. The decrease in EBIT was attributable to the same factors that drove the decrease during the second quarter. For the first half of 2008, the impact of foreign currency hedge losses on EBIT was $1 million. If foreign currency exchange rates in the Company’s packaged foods foreign operations during the quarter and half year ended June 14, 2008 had remained unchanged from those experienced during the quarter and half year ended June 16, 2007, the Company estimates that packaged foods EBIT would have been higher by approximately $4 million and $8 million, respectively.

Corporate

Corporate EBIT was $9.1 million for the quarter ended June 14, 2008 compared to a loss of $2.5 million for the quarter ended June 16, 2007. The improvement in EBIT was primarily due to an increase in the unrealized gain of $8.6 generated by the Company’s cross currency swap in 2008. Corporate EBIT was a loss of $37 million for the half year ended June 14, 2008 compared to a loss of $15.4 million for the half year ended June 16, 2007. The decrease in EBIT for the first half of 2008 is primarily due to an unrealized loss of $13.4 million generated on the cross currency swap compared to an unrealized gain of $8.6 million recorded in 2007.

Discontinued Operations

The operating results of fresh-cut flowers and Citrus for the quarters and half years ended June 14, 2008 and June 16, 2007 are reported in the following table:

	Quarter Ended			Quarter Ended
	June 14, 2008			June 16, 2007
	Fresh-cut			Fresh-cut
	Flowers	Citrus	Total	Flowers	Citrus	Total
	(In thousands)

Revenues	$29,063	$3,148	$32,211	$27,921	$3,476	$31,397

Income (loss) before income taxes	$(5,896)	$(294)	$(6,190)	$(5,688)	$916	$(4,772)
Income taxes	10,396	112	10,508	1,128	(376)	752

Income (loss) from discontinued operations, net of income taxes	$4,500	$(182)	$4,318	$(4,560)	$540	$(4,020)

	Half Year Ended			Half Year Ended
	June 14, 2008			June 16, 2007
	Fresh-cut			Fresh-cut
	Flowers	Citrus	Total	Flowers	Citrus	Total
	(In thousands)

Revenues	$62,879	$5,020	$67,899	$64,885	$5,240	$70,125

Loss before income taxes	$(9,037)	$(251)	$(9,288)	$(5,729)	$(869)	$(6,598)
Income taxes	10,691	94	10,785	1,669	356	2,025

Income (loss) from discontinued operations, net of income taxes	$1,654	$(157)	$1,497	$(4,060)	$(513)	$(4,573)

Fresh-Cut Flowers

Fresh-cut flowers loss before taxes for the quarter ended June 14, 2008 increased to a loss of $5.9 million from a loss of $5.7 million for the quarter ended June 16, 2007. The higher loss is due to higher product costs resulting from unfavorable foreign currency exchange rates in Colombia, where product is sourced. This factor was partially offset by higher volumes in the wholesale market due to the Mother’s Day holiday, lower distribution costs as a result of the planned change in customer base and lower general and administrative expenses due to lower headcount in the North America operations. Fresh-cut flowers loss before taxes for the half year ended June 14, 2008 increased to a loss of $9 million from a loss of $5.7 million for the half year ended June 16, 2007. The loss before taxes during the first half of 2008 was impacted by the same factors that drove the decrease in the second quarter except for lower pricing and volumes in the retail market.

Liquidity and Capital Resources

For the half year ended June 14, 2008, cash flows used in operating activities was $2.6 million compared to cash flows provided by operating activities of $25.5 million for the half year ended June 16, 2007. Cash flows used in operating activities were $28.1 million higher, primarily due to higher levels of inventory resulting from increased production costs in the packaged foods segment, higher levels of accounts receivable due to increased sales in the fresh fruit segment and lower levels of accounts payables due in part to the timing of payments. These changes were partially offset by higher levels of accrued liabilities due in part to the timing of payments.

Cash flows used in investing activities were $3.5 million for the half year ended June 14, 2008, compared to cash flows used in investing activities of $11.5 million for the half year ended June 16, 2007. The decrease in cash outflow during 2008 was primarily due to lower levels of capital expenditures.

Cash flows used in financing activities were $14.6 million for the half year ended June 14, 2008 compared to cash flows used by financing activities of $7 million for the half year ended June 16, 2007. The increase in cash outflow of $7.6 million is due to higher current year debt repayments of $15.3 million, net of borrowings, partially offset by a reduction in dividends paid to minority shareholders.

As of June 14, 2008, the Company had a cash balance of $77.4 million, the asset based revolving credit facility (“ABL revolver”) borrowing base was $350 million and the amount outstanding under the ABL revolver was $180 million. After taking into account approximately $4.3 million of outstanding letters of credit issued under the ABL revolver, the Company had approximately $165.7 million available for borrowings as of June 14, 2008. Amounts outstanding under the term loan facilities were $955.5 million at June 14, 2008. In addition, the Company had approximately $91.1 million of letters of credit and bank guarantees outstanding under its pre-funded letter of credit facility at June 14, 2008.

During the quarter ended June 14, 2008, the Company reclassified to current liabilities its $350 million 8.625% notes due May 2009 (“2009 Notes”). As of June 14, 2008, the Company had cash and cash equivalents of $77.4 million and borrowing capacity of $165.7 million under its existing revolving credit facility. After the end of the second fiscal quarter, the Company closed three asset sale transactions (see Note 14) that generated approximately $100 million in cash to the Company and that were part of the Company’s asset sale program. The proceeds were used to pay down the Company’s Term Loan B ($34 million) and revolving credit facility ($66 million). These sales brought the Company’s total asset sales for 2008 to date to approximately $132 million. In addition, the Company anticipates the sale of additional assets with a net book value of approximately $118 million within the next year (see Note 14). Nonetheless, the Company is anticipating the need to refinance at least some portion of the 2009 Notes when they become due. The Company’s current plan is to obtain replacement unsecured financing, which the Company plans to complete by the end of calendar 2008. Alternatives would include amendment of the Company’s secured credit facilities, additional equity from its stockholder, or other financing. A failure by the Company to timely pay the 2009 Notes at or before maturity could lead to an event of default with potential serious impact on the Company’s liquidity.

The Company believes that available borrowings under the revolving credit facility and subsidiaries’ uncommitted lines of credit, together with its existing cash balances, future cash flow from operations, planned asset sales, refinancing of the 2009 Notes and access to capital markets will enable it to meet its working capital, capital expenditure, debt maturity and other commitments and funding requirements. Management’s plan is dependent upon the occurrence of future events which will be impacted by a number of factors including the availability of refinancing, the general economic environment in which the Company operates, the Company’s ability to generate cash flows from its operations, and its ability to attract buyers for assets being marketed for sale. Factors impacting the Company’s cash flow from operations include such items as commodity prices, interest rates and foreign currency exchange rates, among other things, as set forth in the Company’s Form 10-K for the fiscal year ended December 29, 2007 and in subsequent SEC filings.

Other Matters

Recently Adopted and Recently Issued Accounting Pronouncements:  See Note 3 to the condensed consolidated financial statements for information regarding the Company’s adoption of new accounting pronouncements and recently issued accounting pronouncements.

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

Although all Latin bananas are subject to a tariff of 176 euro per metric ton, up to 775,000 metric tons of bananas from African, Caribbean, and Pacific (“ACP”) countries may be imported to the EU duty-free. This preferential treatment of a zero tariff on up to 775,000 tons of ACP banana imports, as well as the 176 euro per metric ton tariff applied to Latin banana imports, has been challenged by Panama, Honduras, Nicaragua, and Colombia in consultation proceedings at the World Trade Organization (“WTO”). In addition, both Ecuador and the United States formally requested the WTO Dispute Settlement Body (“DSB”) to appoint panels to review the matter. In preliminary rulings on December 10, 2007 and February 6, 2008, the DSB has ruled against the EU and in favor of Ecuador and the United States, respectively. The DSB publicly issued a final ruling maintaining its preliminary findings in favor of Ecuador on April 7, 2008 and publicly issued its final ruling in favor of the United States on May 19, 2008.

WTO Director-General Pascal Lamy is actively engaging the EU and the Latin banana producing countries in ongoing negotiations in an attempt to resolve this banana tariff dispute. Based on requests from the EU, Ecuador and United States, the DSB has agreed to extend the deadlines to adopt the compliance panel reports for both rulings until August 29, 2008. If the parties are unable to come to a resolution through negotiations and the DSB adopts the compliance panel reports, then the EU will have 60 days to appeal these panel rulings in favor of Ecuador and the United States.

The current tariff applied to Latin banana imports may be lowered and the ACP preference of a zero tariff may be affected depending on the final outcome of current negotiations and/or ongoing WTO proceedings. The Company encourages efforts to lower the tariff through ongoing negotiations with the EU and believes that the potential effects from a possible eventual resolution of this banana tariff dispute cannot yet be determined.

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

Unrealized gains (losses) on the Company’s foreign currency and bunker fuel hedges and the cross currency swap by reporting segment were as follows:

	Quarter Ended June 14, 2008
	Foreign Currency	Bunker Fuel	Cross Currency
	Hedges	Hedges	Swap	Total
	(In thousands)

Fresh fruit	$14,192	$3,613	$—	$17,805
Packaged foods	(7,224)	—	—	(7,224)
Corporate	—	—	19,001	19,001

	$6,968	$3,613	$19,001	$29,582

	Half Year Ended June 14, 2008
	Foreign Currency	Bunker Fuel	Cross Currency
	Hedges	Hedges	Swap	Total
	(In thousands)

Fresh fruit	$4,237	$4,051	$—	$8,288
Packaged foods	(1,062)	—	—	(1,062)
Corporate	—	—	(13,353)	(13,353)

	$3,175	$4,051	$(13,353)	$(6,127)

For information regarding the Company’s derivative instruments and hedging activities, refer to Note 15 to the condensed consolidated financial statements.

Supplemental Financial Information

The following financial information has been presented, as management believes that it is useful information to some readers of the Company’s condensed consolidated financial statements:

	June 14,	December 29,
	2008	2007
	(In thousands)

Balance Sheet Data:
Total working capital (current assets less current liabilities)	$610,428	$693,782
Total assets	$4,757,797	$4,642,884
Total debt	$2,405,100	$2,411,397
Total shareholders’ equity	$488,772	$325,008

	Quarter Ended		Half Year Ended
	June 14,	June 16,	June 14,	June 16,
	2008	2007	2008	2007
	(In thousands)

Other Financial Data:
Operating income	$121,664	$74,963	$175,024	$108,501
Depreciation and Amortization	31,353	34,057	64,441	69,152

Operating Income Before Depreciation and Amortization (“OIBDA”)	153,017	109,020	239,465	177,653
Net unrealized gain on hedges	(10,581)	(1,567)	(7,226)	(1,567)

Adjusted OIBDA	$142,436	$107,453	$232,239	$176,086
Adjusted OIBDA margin	7.1%	6.2%	6.2%	5.4%
Capital expenditures	$13,412	$24,110	$23,847	$36,266

“Adjusted OIBDA” is defined as adjusted operating income before depreciation and amortization. Adjusted OIBDA is calculated by adding depreciation and amortization to GAAP operating income and subtracting net unrealized gain on foreign currency and bunker fuel hedges. Adjusted OIBDA margin is defined as the ratio of Adjusted OIBDA, as defined, relative to net revenues. Adjusted OIBDA is reconciled to GAAP operating income in the condensed consolidated financial statements in the tables above. Adjusted OIBDA and Adjusted OIBDA margin fluctuated primarily due to the same factors that impacted the changes in operating income and segment EBIT discussed previously in this Form 10-Q. The Company presents Adjusted OIBDA and Adjusted OIBDA margin because management believes, similar to EBIT, Adjusted OIBDA is a useful performance measure for the Company. In addition, Adjusted OIBDA is presented because management believes it, or a similar measure is frequently used by securities analysts, investors in our debt securities, and others in the evaluation of companies, and because certain debt covenants in the Company’s senior notes indentures are tied to measures fundamentally similar to Adjusted OIBDA. For some of the same reasons, management internally uses a similar version of Adjusted OIBDA for decision making and to evaluate Company performance. During the first quarter of 2007, all of the Company’s foreign currency and bunker fuel hedges were designated as effective hedges of cash flows as defined by Statement of Financial Accounting Standards No. 133 (refer to Note 15 to the condensed consolidated financial statements). Accordingly, the numbers presented in the table above for 2008 would not have been comparable to those for 2007 if we had not made the adjustment to 2008.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the half year ended June 14, 2008, there have been no material changes in the market risk disclosure presented in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007. For information regarding the Company’s derivative instruments and hedging activities, refer to Note 15 to the condensed consolidated financial statements.

Item 4. CONTROLS AND PROCEDURES

An evaluation was carried out as of June 14, 2008 under the supervision and with the participation of Dole’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act. Based upon this evaluation, Dole’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 14, 2008. No change in our internal control over financial reporting identified in connection with this evaluation that occurred during our second quarter of 2008 has materially affected, or is reasonably likely to materially affect, Dole’s internal control over financial reporting.

PART II.
OTHER INFORMATION
DOLE FOOD COMPANY, INC.

Item 1.	Legal Proceedings

For information regarding legal matters, please refer to Note 13 to the condensed consolidated financial statements contained in this quarterly report.

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

July 29, 2008

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