Form 10-Q
period 2008-10-04
DOLE FOOD CO INC
filed 2008-11-18
CIK 18169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 4, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 13, 2008

Common Stock, $0.001 Par Value	1,000

DOLE FOOD COMPANY, INC.

PART I.
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended		Three Quarters Ended
	October 4,	October 6,	October 4,	October 6,
	2008	2007	2008	2007
	(In thousands)

Revenues, net	$2,256,334	$1,985,179	$5,979,622	$5,237,887
Cost of products sold	(2,073,790)	(1,823,748)	(5,382,539)	(4,749,767)

Gross margin	182,544	161,431	597,083	488,120
Selling, marketing and general and administrative expenses	(147,991)	(141,174)	(387,506)	(359,362)

Operating income	34,553	20,257	209,577	128,758
Other income (expense), net (Note 4)	10,941	(10,575)	5,883	4,762
Interest income	2,087	2,220	4,965	5,729
Interest expense	(52,616)	(61,519)	(137,358)	(150,443)

Income (loss) from continuing operations before income taxes, minority interests and equity earnings	(5,035)	(49,617)	83,067	(11,194)
Income taxes	(75)	(5,648)	60,125	(1,076)
Minority interests, net of income taxes	(531)	(827)	(1,857)	(1,988)
Equity in earnings of unconsolidated subsidiaries	2,768	(451)	6,104	1,128

Income (loss) from continuing operations	(2,873)	(56,543)	147,439	(13,130)
Loss from discontinued operations, net of income taxes	(21,760)	(6,784)	(20,263)	(11,357)
Gain on disposal of discontinued operations, net of income taxes	3,315	—	3,315	—

Net income (loss)	$(21,318)	$(63,327)	$130,491	$(24,487)

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 4,	December 29,
	2008	2007
	(In thousands, except share data)

ASSETS
Cash and cash equivalents	$70,756	$97,061
Receivables, net of allowances of $46,089 and $61,720, respectively	836,561	839,153
Inventories	811,374	750,675
Prepaid expenses	74,485	71,296
Deferred income tax assets	23,071	12,085
Assets held-for-sale	222,324	76,244

Total current assets	2,038,571	1,846,514
Investments	71,809	69,336
Property, plant and equipment, net of accumulated depreciation of $1,011,238 and $980,390, respectively	1,127,537	1,340,139
Goodwill	409,694	509,518
Intangible assets, net	709,340	721,790
Other assets, net	133,126	155,587

Total assets	$4,490,077	$4,642,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$455,601	$542,959
Liabilities related to assets held-for-sale	71,134	—
Accrued liabilities	518,474	514,584
Current portion of long-term debt	357,653	14,171
Notes payable	54,101	81,018

Total current liabilities	1,456,963	1,152,732
Long-term debt	1,919,675	2,316,208
Deferred income tax liabilities	253,631	277,824
Other long-term liabilities	400,593	541,234
Minority interests	29,880	29,878
Contingencies (Note 13)
Shareholders’ equity
Common stock — $0.001 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	409,307	409,907
Retained earnings (deficit)	45,608	(84,883)
Accumulated other comprehensive loss	(25,580)	(16)

Total shareholders’ equity	429,335	325,008

Total liabilities and shareholders’ equity	$4,490,077	$4,642,884

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Quarters Ended
	October 4,	October 6,
	2008	2007
	(In thousands)

Operating Activities
Net income (loss)	$130,491	$(24,487)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	107,811	119,302
Net unrealized (gains) losses on financial instruments	(12,295)	4,767
Asset write-offs and net (gain) loss on sale of assets	(38,426)	6,524
Impairment of discontinued operations	17,000	—
Minority interests and equity earnings, net	7,902	1,678
Amortization of debt issuance costs	3,155	3,158
Provision for deferred income taxes	(50,860)	(40,410)
Unrecognized tax benefits on federal income tax audit settlement (Note 6)	(60,906)	—
Pension and other postretirement benefit plan expense	15,166	13,427
Other	(332)	691
Changes in operating assets and liabilities:
Receivables	(49,286)	(48,618)
Inventories	(73,716)	(60,083)
Prepaid expenses and other assets	(13,331)	(9,085)
Accounts payable	(13,631)	60,912
Accrued liabilities	925	(3,024)
Other long-term liabilities	3,030	12,068

Cash flow provided by (used in) operating activities	(27,303)	36,820
Investing Activities
Proceeds from sales of assets	153,811	35,878
Capital additions	(58,927)	(76,339)
Repurchase of common stock in going-private merger transaction	(245)	(1,352)

Cash flow provided by (used in) investing activities	94,639	(41,813)
Financing Activities
Short-term debt borrowings	85,983	82,726
Short-term debt repayments	(120,269)	(81,253)
Long-term debt borrowings, net of debt issuance costs	1,061,049	898,330
Long-term debt repayments	(1,103,147)	(897,277)
Dividends paid to minority shareholders	(13,314)	(9,696)

Cash flow used in financing activities	(89,698)	(7,170)

Effect of foreign currency exchange rate changes on cash	(3,943)	3,396

Decrease in cash and cash equivalents	(26,305)	(8,767)
Cash and cash equivalents at beginning of period	97,061	92,414

Cash and cash equivalents at end of period	$70,756	$83,647

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued
(Unaudited)

Supplemental cash flow information

At October 4, 2008, cash and cash equivalents of $70.8 million included $10.8 million of JP Fresh Limited and Dole France subsidiary cash. These subsidiaries were sold during the fourth quarter of 2008.

At October 4, 2008 and December 29, 2007, accounts payable included approximately $3.2 million and $17.8 million, respectively, for capital expenditures. Of the $17.8 million of capital expenditures included in accounts payable at December 29, 2007, approximately $16.2 million had been paid during the three quarters ended October 4, 2008.

During the three quarters ended October 4, 2008, the Company recorded approximately $75 million of tax-related adjustments that resulted from changes to unrecognized tax benefits that existed at the time of the going-private merger transaction. This tax-related adjustment resulted in a decrease to goodwill and a decrease to the liability for unrecognized tax benefits. Refer to Note 8 — Goodwill and Intangible Assets for additional information.

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 —	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) include all adjustments necessary, which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows. The Company operates under a 52/53-week year. The quarters ended October 4, 2008 and October 6, 2007 are sixteen weeks in duration. For a summary of significant accounting policies and additional information relating to the Company’s financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 29, 2007.

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

During the quarter ended June 14, 2008, the Company reclassified to current liabilities its $350 million 8.625% notes due May 2009 (“2009 Notes”). The Company also completed the early redemption of $5 million of the 2009 Notes during the third quarter of 2008. As of October 4, 2008, the Company had cash and cash equivalents of $70.8 million and borrowing capacity of $154.7 million under its existing revolving credit facility. For the three quarters ended October 4, 2008, the Company received cash proceeds of $154 million on all asset sales including $145 million on assets which had been reclassified as held-for-sale. After the end of its third fiscal quarter, the Company completed the sale of its JP Fresh Limited (“JP Fresh”) and Dole France subsidiaries which were in the European ripening and distribution business as well as a farm located in central California. The Company received sales proceeds of $76 million on these sales which were used to pay down the Company’s term loan facilities. These sales brought the Company’s total asset sales for 2008 to date to $230 million. In addition, the Company anticipates the sale of additional assets with a net book value of approximately $95 million within the next year comprising net assets held-for-sale of $151 million at October 4, 2008, less the net book value of the assets sold during the fourth quarter of 2008 of $56 million. Nonetheless, the Company is anticipating the need to refinance at least some portion of the 2009 Notes when they become due. The Company is currently evaluating various alternatives, including replacement unsecured financing, amendment of the Company’s secured credit facilities, additional equity, other financing or combinations thereof. A failure by the Company to timely pay the 2009 Notes at or before maturity could lead to an event of default which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

During December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). FAS 160 requires all entities to report noncontrolling (minority) interests in entities in the same way as equity in the consolidated financial statements. The Company is required to adopt FAS 160 for the first fiscal year beginning after December 15, 2008. The Company is currently evaluating the impact, if any, the adoption of FAS 160 will have on its consolidated financial statements.

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

Included in other income (expense), net in the Company’s condensed consolidated statements of operations for the quarters and three quarters ended October 4, 2008 and October 6, 2007 are the following items:

	Quarter Ended		Three Quarters Ended
	October 4,	October 6,	October 4,	October 6,
	2008	2007	2008	2007
	(In thousands)

Unrealized loss on the cross currency swap	$(6,764)	$(11,011)	$(20,117)	$(2,433)
Realized gain on the cross currency swap	2,869	3,250	8,488	9,699
Gains (losses) on foreign denominated borrowings	14,705	(3,007)	16,779	(3,239)
Other	131	193	733	735

Other income (expense), net	$10,941	$(10,575)	$5,883	$4,762

Refer to Note 15 — Derivative Financial Instruments for further discussion regarding the Company’s cross currency swap.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 5 —	DISCONTINUED OPERATIONS

During the second quarter of 2008, the Company approved and committed to a formal plan to divest its fresh-cut flowers operations. In addition, during the fourth quarter of 2007, the Company approved and committed to a formal plan to divest its citrus and pistachio operations (“Citrus”) located in central California. The operating results of Citrus were included in the fresh fruit operating segment. The sale of Citrus was completed during the third quarter of 2008. Refer to Note 14 — Assets Held-For-Sale. In evaluating the two businesses, the Company concluded that they each met the definition of a discontinued operation as defined in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). Accordingly, the results of operations of these businesses have been reclassified for all periods presented. The operating results of fresh-cut flowers and Citrus for the quarters and three quarters ended October 4, 2008 and October 6, 2007 are reported in the following table:

	Quarter Ended			Quarter Ended
	October 4, 2008			October 6, 2007
	Fresh-Cut			Fresh-Cut
	Flowers	Citrus	Total	Flowers	Citrus	Total
	(In thousands)

Revenues	$23,804	$399	$24,203	$23,919	$7,837	$31,756

Income (loss) before income taxes	$(24,892)	$(478)	$(25,370)	$(9,518)	$2,387	$(7,131)
Income taxes	3,855	(245)	3,610	1,325	(978)	347

Income (loss) from discontinued operations, net of income taxes	$(21,037)	$(723)	$(21,760)	$(8,193)	$1,409	$(6,784)

Gain on disposal of discontinued operations, net of income taxes of $4.3 million	$—	$3,315	$3,315	$—	$—	$—

	Three Quarters Ended			Three Quarters Ended
	October 4, 2008			October 6, 2007
	Fresh-Cut			Fresh-Cut
	Flowers	Citrus	Total	Flowers	Citrus	Total
	(In thousands)

Revenues	$86,683	$5,419	$92,102	$88,804	$13,077	$101,881

Income (loss) before income taxes	$(33,929)	$(729)	$(34,658)	$(15,247)	$1,518	$(13,729)
Income taxes	14,546	(151)	14,395	2,994	(622)	2,372

Income (loss) from discontinued operations, net of income taxes	$(19,383)	$(880)	$(20,263)	$(12,253)	$896	$(11,357)

Gain on disposal of discontinued operations, net of income taxes of $4.3 million	$—	$3,315	$3,315	$—	$—	$—

Included in the fresh-cut flowers loss before income taxes for both the quarter and three quarters ended October 4, 2008, is a $17 million impairment charge. Refer to Note 14 — Assets Held-For-Sale for further information.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Gain on disposal of discontinued operations, net of income taxes, for both the quarter and three quarters ended October 4, 2008 included minority interest expense of $12.3 million. For all other periods presented, minority interest expense was not material.

NOTE 6 —	INCOME TAXES

The Company recorded an income tax benefit of $60.1 million on $83.1 million of income from continuing operations before income taxes for the three quarters ended October 4, 2008. The Company’s reported income tax benefit on continuing operations differed from the expense calculated using the U.S. federal statutory tax rate for the following reasons:

Three Quarters
Ended
October 4,
2008
(In thousands)

Expense computed at U.S. federal statutory income tax rate of 35%	$29,074
Foreign income taxed at different rates	(44,887)
State and local income tax, net of federal income taxes	(1,139)
Valuation allowances	5,264
Favorable settlement of federal income tax audit for the years 1995-2001	(60,906)
Increase in FIN 48 liabilities for unrecognized tax benefits and other	9,933
Permanent items and interest*	2,536

$(60,125)

*	Permanent items and interest include interest expense of $4.5 million (net of associated income tax benefit of approximately $1.1 million) related to the Company’s unrecognized tax benefits.

The income tax expense for the three quarters ended October 6, 2007 was $1.1 million on $11.2 million of losses from continuing operations before income taxes, including interest expense of $8.3 million (net of associated income tax benefits of approximately $5 million) related to the Company’s unrecognized tax benefits. The Company’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions.

The total liability for unrecognized tax benefits, including interest, recorded in other long-term liabilities was $144 million and $269 million at October 4, 2008 and December 29, 2007, respectively. The change is primarily due to the settlement of the federal income tax audit for the years 1995 to 2001.

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

In applying APB 28 and FIN 18 to the income tax provision computation for the period ended October 4, 2008, the Company excluded, from its calculation of the estimated annual effective tax rate, income or loss earned in certain foreign jurisdictions having tax rates that vary significantly from those associated with the Company’s earnings from operations in the rest of the jurisdictions in which it operates. Due to the volatility in the mix of earnings, the Company believes this approach is more representative of what is expected for the full year.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

For the periods presented, the Company’s income tax provision differs from the U.S. federal statutory rate applied to the Company’s pretax income primarily due to operations in foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate and the accrual for current year uncertain tax positions. In addition, income tax for the three quarters ended October 4, 2008 also benefited from the settlement of the federal income tax audit for the years 1995-2001.

The Company recognizes accrued interest and penalties related to its unrecognized tax benefits as a component of income taxes in the condensed consolidated statement of operations. Accrued interest and penalties before tax benefits were $64.6 million and $27.7 million at December 29, 2007 and October 4, 2008, respectively, and are included as a component of other long-term liabilities in the condensed consolidated balance sheet. The decrease is primarily attributable to the reduction in liabilities for unrecognized tax benefits associated with the settlement of the federal income tax audit for the years 1995-2001.

Dole Food Company or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2001.

Income Tax Audits:  The Company believes its tax positions comply with the applicable tax laws and that it is adequately provided for all tax related matters. Matters raised upon audit may involve substantial amounts and could result in material cash payments if resolved unfavorably; however, management does not believe that any material payments will be made related to these matters or that total unrecognized tax benefits will significantly change within the next year. Management considers it unlikely that the resolution of these matters will have a material adverse effect on the Company’s results of operations.

1995 — 2001 Federal Income Tax Audit:  In June 2006, the IRS completed an examination of the Company’s federal income tax returns for the years 1995 to 2001 and issued a Revenue Agent’s Report (“RAR”) that included various proposed adjustments. The net tax deficiency associated with the RAR was $175 million for which the Company provided $110 million of gross unrecognized tax benefits, plus penalties and interest. The Company filed a protest letter contesting the proposed adjustments contained in the RAR. During January 2008, the Company was notified that the Appeals Branch of the IRS had finalized its review of the Company’s protest and that the Appeals Branch’s review supported the Company’s position in all material respects. On June 13, 2008, the Appeals review was approved by the Joint Committee on Taxation. The impact of the settlement on the Company’s three quarters ended October 4, 2008 condensed consolidated financial statements is $136 million, which includes a $110 million reduction in gross unrecognized tax benefits recorded in other long-term liabilities plus a reduction of $26 million for interest and penalties, net of federal and state tax benefits. Of this amount, $61 million reduced the Company’s income tax provision and effective tax rate for the three quarters ended October 4, 2008, and the remaining $75 million reduced goodwill.

2002 — 2005 Federal Income Tax Audit:  The Company is currently under examination by the Internal Revenue Service for the tax years 2002-2005 and it is anticipated that the examination will be completed by the end of 2009.

NOTE 7 —	INVENTORIES

The major classes of inventories were as follows:

	October 4,	December 29,
	2008	2007
	(In thousands)

Finished products	$392,104	$355,502
Raw materials and work in progress	175,715	155,166
Crop-growing costs	164,192	172,980
Operating supplies and other	79,363	67,027

	$811,374	$750,675

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 8 —	GOODWILL AND INTANGIBLE ASSETS

Goodwill has been allocated to the Company’s reporting segments as follows:

		Fresh	Packaged
	Fresh Fruit	Vegetables	Foods	Total
	(In thousands)

Balance as of December 29, 2007	$359,072	$86,675	$63,771	$509,518
Tax-related adjustments	(56,809)	(14,842)	(3,032)	(74,683)
Transfer to assets held-for-sale	(24,751)	—	—	(24,751)
Other	(390)	—	—	(390)

Balance as of October 4, 2008	$277,122	$71,833	$60,739	$409,694

The tax-related adjustments result from changes to unrecognized tax benefits that existed at the time of the going-private merger transaction. These changes were due to the settlement of the federal income tax audit as discussed in Note 6 — Income Taxes.

Details of the Company’s intangible assets were as follows:

	October 4,	December 29,
	2008	2007
	(In thousands)

Amortized intangible assets:
Customer relationships	$38,501	$48,906
Other amortized intangible assets	5,700	5,851

	44,201	54,757
Accumulated amortization — customer relationships	(19,399)	(17,483)
Other accumulated amortization	(5,077)	(5,099)

Accumulated amortization — intangible assets	(24,476)	(22,582)

Intangible assets, net	19,725	32,175
Indefinite-lived intangible assets:
Trademark and trade names	689,615	689,615

Total identifiable intangible assets, net	$709,340	$721,790

Amortization expense of intangible assets totaled $1.4 million for each of the quarters ended October 4, 2008 and October 6, 2007, respectively, and $3.4 million for each of the three quarters ended October 4, 2008 and October 6, 2007, respectively.

As of October 4, 2008, the estimated remaining amortization expense associated with the Company’s intangible assets for the remainder of 2008 and in each of the next four fiscal years is as follows (in thousands):

Fiscal Year	Amount

2008	$848
2009	$3,677
2010	$3,677
2011	$3,677
2012	$3,677

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During the third quarter of 2008, the Company reclassified all of the assets and liabilities of JP Fresh to assets held-for-sale. Goodwill and intangible assets related to JP Fresh totaled $24 million and $7.3 million, respectively, at October 4, 2008. Refer to Note 14 — Assets Held-For-Sale.

The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, during the second quarter of fiscal 2008. This review indicated no impairment to goodwill or any of the Company’s indefinite-lived intangible assets. As market conditions change, the Company continues to monitor and perform updates of its impairment testing of the recoverability of goodwill and long-lived assets.

NOTE 9 —	NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following amounts:

	October 4,	December 29,
	2008	2007
	(In thousands)

Unsecured debt:
8.625% notes due 2009	$345,000	$350,000
7.25% notes due 2010	400,000	400,000
8.875% notes due 2011	200,000	200,000
8.75% debentures due 2013	155,000	155,000
Secured debt:
Revolving credit facility	190,000	176,400
Term loan facilities	913,436	960,375
Contracts and notes, at a weighted-average interest rate of 8.6% in 2008 (8.4% in 2007) through 2014	2,494	3,255
Capital lease obligations	71,774	85,959
Unamortized debt discount	(376)	(610)
Notes payable	54,101	81,018

	2,331,429	2,411,397
Current maturities	(411,754)	(95,189)

	$1,919,675	$2,316,208

Debt Issuance Costs

The Company amortized deferred debt issuance costs of $1.2 million and $3.1 million during the quarter and three quarters ended October 4, 2008, respectively. The Company amortized deferred debt issuance costs of $1.3 million and $3.2 million during the quarter and three quarters ended October 6, 2007, respectively.

Debt Repayment

On September 19, 2008, the Company completed the early redemption of $5 million of its 8.625% notes due in 2009 at a price of 99% of the principal amount plus accrued interest through the date of redemption.

Term Loans and Revolving Credit Facility

As of October 4, 2008, the term loan facilities consisted of $182.2 million of Term Loan B and $731.2 million of Term Loan C. The term loan facilities bear interest at LIBOR plus a margin ranging from 1.75% to 2%, dependent

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

upon the Company’s senior secured leverage ratio. The weighted average variable interest rate at October 4, 2008 for Term Loan B and Term Loan C was LIBOR plus 2%, or 4.8%. The term loan facilities require quarterly principal payments, plus a balloon payment due in 2013. Related to the term loan facilities, the Company holds an interest rate swap to hedge future changes in interest rates and a cross currency swap to effectively lower the U.S. dollar fixed interest rate to a Japanese yen fixed interest rate. Refer to Note 15 — Derivative Financial Instruments for additional information related to these instruments.

As of October 4, 2008, the asset based revolving credit facility (“ABL revolver”) borrowing base was $350 million and the amount outstanding under the ABL revolver was $190 million. The ABL revolver bears interest at LIBOR plus a margin ranging from 1.25% to 1.75%, dependent upon the Company’s historical borrowing availability under this facility. At October 4, 2008, the weighted average variable interest rate for the ABL revolver was LIBOR plus 1.75%, or 5.4%. The ABL revolver matures in April 2011. After taking into account approximately $5.3 million of outstanding letters of credit issued under the ABL revolver, the Company had approximately $154.7 million available for borrowings as of October 4, 2008. In addition, the Company had approximately $82.4 million of letters of credit and bank guarantees outstanding under its pre-funded letter of credit facility as of October 4, 2008.

Covenants

Provisions under the Company’s senior secured credit facilities and the indentures governing the Company’s senior notes and debentures require the Company to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. At October 4, 2008, the Company was in compliance with all applicable covenants.

NOTE 10 —	SHAREHOLDERS’ EQUITY

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows in each period:

	Quarter Ended
	October 4,	October 6,
	2008	2007
	(In thousands)

Net loss	$(21,318)	$(63,327)
Unrealized foreign currency exchange translation gain (loss)	(30,244)	15,134
Reclassification of realized cash flow hedging (gains) losses to net loss	2,247	(4,092)
Unrealized net loss on cash flow hedging instruments	(9,522)	(6,950)

Comprehensive loss	$(58,837)	$(59,235)

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Quarters Ended
	October 4,	October 6,
	2008	2007
	(In thousands)

Net income (loss)	$130,491	$(24,487)
Unrealized foreign currency exchange translation gain (loss)	(22,347)	15,955
Reclassification of realized cash flow hedging (gains) losses to net income (loss)	3,067	(7,377)
Unrealized net gain (loss) on cash flow hedging instruments	(6,284)	6,949

Comprehensive income (loss)	$104,927	$(8,960)

Dividends

The Company did not declare or pay a dividend to its parent during either of the quarters or three quarters ended October 4, 2008 and October 6, 2007.

The Company’s ability to declare dividends is limited under the terms of its senior secured credit facilities and senior notes indentures. As of October 4, 2008, the Company had no ability to declare and pay dividends or other similar distributions.

NOTE 11 —	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for the Company’s U.S. and international pension plans and other postretirement benefit (“OPRB”) plans were as follows:

			International
	U.S. Pension Plans		Pension Plans		OPRB Plans
	Quarter Ended		Quarter Ended		Quarter Ended
	October 4,	October 6,	October 4,	October 6,	October 4,	October 6,
	2008	2007	2008	2007	2008	2007
	(In thousands)

Components of net periodic benefit cost:
Service cost	$46	$46	$1,838	$1,987	$88	$95
Interest cost	5,717	5,274	3,006	2,726	1,206	1,195
Expected return on plan assets	(5,581)	(5,453)	(747)	(767)	—	—
Amortization of:
Unrecognized net loss (gain)	455	380	153	162	(3)	29
Unrecognized prior service cost (benefit)	—	—	24	24	(281)	(281)
Unrecognized net transition obligation	—	—	18	17	—	—

	$637	$247	$4,292	$4,149	$1,010	$1,038

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

			International
	U.S. Pension Plans		Pension Plans		OPRB Plans
	Three Quarters Ended		Three Quarters Ended		Three Quarters Ended
	October 4,	October 6,	October 4,	October 6,	October 4,	October 6,
	2008	2007	2008	2007	2008	2007
	(In thousands)

Components of net periodic benefit cost:
Service cost	$114	$114	$4,731	$4,894	$220	$237
Interest cost	14,293	13,184	7,740	6,707	3,016	2,987
Expected return on plan assets	(13,953)	(13,631)	(1,917)	(1,887)	—	—
Amortization of:
Unrecognized net loss (gain)	1,137	950	386	402	(7)	73
Unrecognized prior service cost (benefit)	—	—	63	58	(703)	(703)
Unrecognized net transition obligation	—	—	46	42	—	—

	$1,591	$617	$11,049	$10,216	$2,526	$2,594

During the fourth quarter of 2008, the Company amended its domestic OPRB plan. This amendment will be effective January 1, 2009. The Company replaced health care coverage (including prescription drugs) for Medicare eligible retirees and surviving spouses who are age 65 and older with a new Health Reimbursement Arrangement (“HRA”), whereby each participant will be provided an annual amount in an HRA account. The HRA account may be used to help offset health care costs. This plan amendment will reduce the benefit obligation by approximately $11 million and will reduce the annual net periodic benefit cost by $1.1 million in each of the next 10 years, which represents the average remaining life expectancy of the participants.

The Company expected to voluntarily contribute $8 million to its U.S. qualified plan during the 2008 fiscal year. However, under the minimum funding requirements of the Pension Protection Act of 2006, no contribution will be required for fiscal 2008. As a result, the Company will not make any contributions to its U.S. qualified plan during 2008.

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

Revenues from external customers and EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended		Three Quarters Ended
	October 4,	October 6,	October 4,	October 6,
	2008	2007	2008	2007
	(In thousands)

Revenues from external customers:
Fresh fruit	$1,601,547	$1,362,083	$4,296,997	$3,634,798
Fresh vegetables	327,938	320,315	838,610	829,675
Packaged foods	326,529	302,410	843,152	772,512
Corporate	320	371	863	902

	$2,256,334	$1,985,179	$5,979,622	$5,237,887

	Quarter Ended		Three Quarters Ended
	October 4,	October 6,	October 4,	October 6,
	2008	2007	2008	2007
	(In thousands)

EBIT:
Fresh fruit	$59,232	$21,047	$242,807	$144,292
Fresh vegetables	(6,394)	(1,409)	(8,352)	(13,783)
Packaged foods	9,362	18,890	39,632	51,207

Total operating segments	62,200	38,528	274,087	181,716
Corporate:
Unrealized loss on cross currency swap	(6,764)	(11,011)	(20,117)	(2,433)
Operating and other expenses, net	(5,618)	(16,893)	(29,298)	(40,894)

Total Corporate	(12,382)	(27,904)	(49,415)	(43,327)
Interest expense	(52,616)	(61,519)	(137,358)	(150,443)
Income taxes	(75)	(5,648)	60,125	(1,076)

Income (loss) from continuing operations, net of income taxes	$(2,873)	$(56,543)	$147,439	$(13,130)

The Company’s equity earnings in unconsolidated subsidiaries, which have been included in EBIT in the table above, relate primarily to the fresh fruit operating segment.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Total assets for the three reportable operating segments, corporate and fresh-cut flowers were as follows:

	October 4,	December 29,
	2008	2007
	(In thousands)

Total assets:
Fresh fruit	$2,429,704	$2,528,169
Fresh vegetables	450,484	476,501
Packaged foods	727,328	693,515

Total operating segments	3,607,516	3,698,185
Corporate	820,486	832,121
Fresh-cut flowers — discontinued operation	62,075	112,578

	$4,490,077	$4,642,884

NOTE 13 —	CONTINGENCIES

The Company is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to the Company’s operations. At October 4, 2008, guarantees of $2.9 million consisted primarily of amounts advanced under third-party bank agreements to independent growers that supply the Company with product. The Company has not historically experienced any significant losses associated with these guarantees.

The Company issues letters of credit and bank guarantees through its ABL revolver and its pre-funded letter of credit facilities, and, in addition, separately through major banking institutions. The Company also provides insurance-company-issued bonds. These letters of credit, bank guarantees and insurance company bonds are required by certain regulatory authorities, suppliers and other operating agreements. As of October 4, 2008, total letters of credit, bank guarantees and bonds outstanding under these arrangements were $129.9 million, of which $82.4 million was issued under its pre-funded letter of credit facility.

The Company has change of control agreements with certain key executives, under which severance payments and benefits would become payable in the event of specified terminations of employment in connection with a change of control (as defined) of the Company.

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

Currently there are 389 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP, seeking enforcement of Nicaraguan judgments, or seeking to bar Dole’s efforts to resolve DBCP claims in Nicaragua. Twenty-four of these lawsuits are currently pending in various jurisdictions in the United States, of which nine have been brought by foreign workers who allege exposure to DBCP in countries where Dole did not even have operations during the relevant time period. One case pending in Los Angeles Superior Court with 10 Nicaraguan plaintiffs currently has a trial date of May 11, 2009. One case pending in Hawaii Superior Court with 10 plaintiffs from Costa Rica, Guatemala, Ecuador and Panama currently has a trial date of January 18, 2010. The remaining cases are pending in Latin America and the Philippines, including 150 labor cases pending in Costa Rica under that country’s national insurance program. Claimed damages in DBCP cases worldwide total approximately $44.1 billion, with lawsuits in Nicaragua representing approximately 87% of this amount. In almost all of the non- labor cases, the Company is a joint defendant with the major DBCP manufacturers and, typically, other banana growers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against the Company.

One case pending in Los Angeles Superior Court with 12 Nicaraguan plaintiffs initially resulted in verdicts which totaled approximately $5 million in damages against Dole in favor of six of the plaintiffs. As a result of the court’s March 7, 2008 favorable rulings on Dole’s post-verdict motions, including, importantly, the court’s decision striking down punitive damages in the case on U.S. Constitutional grounds, the damages against Dole have now been reduced to $1.58 million in total compensatory awards to four of the plaintiffs; and the court granted Dole’s motion for a new trial as to the claims of one of the plaintiffs. Execution of the $1.58 million judgment is stayed until 14 days after the court’s determination of costs. Once the court makes its determination of costs, the Company will file an appeal bond, which will further stay the judgment pending the resolution of the appeal. Additionally, the court appointed a mediator to explore possible settlement of all DBCP cases currently pending before the court.

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

European Union Antitrust Inquiry:  On October 15, 2008, the European Commission (“EC”) adopted a Decision against Dole Food Company, Inc. and Dole Fresh Fruit Europe OHG (collectively “Dole”) and against other unrelated banana companies, finding violations of the European competition (antitrust) laws. The Decision imposes €45.6 million in fines on Dole.

The Decision follows a Statement of Objections, issued by the EC on July 25, 2007, and searches carried out by the EC in June 2005 at certain banana importers and distributors, including two of the Company’s offices. On November 28 and 29, 2007, the EC conducted searches of certain of the Company’s offices in Italy and Spain, as well as of other companies’ offices located in these countries.

Dole received the Decision on October 21, 2008 and has 70 days to appeal the Decision to the European Court of First Instance. The Company will appeal the Decision. The payment of the fine, or bonding of the fine with interest, is required within 90 days of the Company’s receipt of the Decision. The Company has proposed a payment plan, with the request that the EC stay enforcement of the Decision and waive the bond requirement to take effect within 60 days of the Company’s receipt of the Decision in accordance with the Company’s credit agreements. Although no assurances can be given, and although there could be a material adverse effect on the Company, the Company believes that it has not violated the European competition laws. No accrual for the Decision has been made in the accompanying condensed consolidated financial statements, since the Company cannot determine at this time the amount of probable loss, if any, incurred as a result of the Decision.

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

The Company continuously reviews its assets in order to identify those assets that do not meet the Company’s future strategic direction or internal economic return criteria. As a result of this review, the Company has identified and is in the process of selling certain businesses and long-lived assets. In accordance with FAS 144, the Company has reclassified these assets as held-for-sale.

Total assets held-for-sale by segment were as follows:

				Fresh-Cut
				Flowers -
		Fresh	Packaged	Discontinued	Total Assets
	Fresh Fruit	Vegetables	Foods	Operation	Held-For-Sale
	(In thousands)

Balance as of December 29, 2007	$34,159	$3,251	$—	$38,834	$76,244
Additions	188,504	—	4,452	71,600	264,556
Sales	(70,117)	—	—	(31,359)	(101,476)
Long-lived asset impairment	—	—	—	(17,000)	(17,000)

Balance as of October 4, 2008	$152,546	$3,251	$4,452	$62,075	$222,324

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The major classes of assets and liabilities held-for-sale included in the Company’s condensed consolidated balance sheet at October 4, 2008 were as follows:

				Fresh-Cut
				Flowers -
		Fresh	Packaged	Discontinued	Total Assets
	Fresh Fruit	Vegetables	Foods	Operation	Held-for-Sale
	(In thousands)

Assets held-for-sale:
Receivables	$36,392	$—	$—	$12,156	$48,548
Inventories	6,474	—	—	3,822	10,296
Property, plant and equipment, net of accumulated depreciation	72,597	3,251	4,452	30,014	110,314
Goodwill and intangible assets, net	31,228	—	—	—	31,228
Other assets, net	5,855	—	—	16,083	21,938

Total assets held-for-sale	$152,546	$3,251	$4,452	$62,075	$222,324

Liabilities related to assets held-for-sale:
Accounts payable and accrued liabilities	$35,523	$—	$—	$18,867	$54,390
Deferred income tax and other liabilities	15,550	—	—	1,194	16,744

Total liabilities related to assets held-for-sale	$51,073	$—	$—	$20,061	$71,134

For the three quarters ended October 4, 2008, the Company received cash proceeds of $154 million on assets sold during the three quarters ended October 4, 2008, including $145 million on assets which had been reclassified as held-for-sale with a net book value of $101.5 million.

Fresh Fruit

During the three quarters ended October 4, 2008, the Company added $188.5 million to the assets held-for-sale balance in the fresh fruit reporting segment. These assets primarily consist of a packing and cooling facility and wood box plant located in Chile, approximately 8,000 acres of Hawaiian land and the assets of two European businesses discussed below.

During the third quarter ended October 4, 2008, the Company entered into a definitive purchase and sale agreement to sell its JP Fresh subsidiary in the United Kingdom and its Dole France subsidiary which were in the European ripening and distribution business to Compagnie Fruitière Paris. Compagnie Fruitière Paris is a subsidiary of Compagnie Financière de Participations, a company in which Dole holds a non-controlling 40% ownership interest.

2008 Sales

The Company sold the following assets during the three quarters ended October 4, 2008, which had been classified as held-for-sale: approximately 2,200 acres of land parcels in Hawaii, two Chilean farms, property located in Turkey and a breakbulk refrigerated ship owned by a Latin American subsidiary. The amount of cash collected on these sales totaled approximately $65 million. The total sales proceeds of $65 million includes $12.7 million for the sale of the ship. The Company also entered into a lease agreement for the same ship and recognized a deferred gain of $11.9 million on the sale. The deferred gain is amortized over the 3 year lease term. The total realized gain recorded on the sale of these assets, excluding the ship, was approximately $2 million and $7 million for the quarter and three quarters ended October 4, 2008, respectively.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During the fourth quarter of 2007, the Company reclassified approximately 4,400 acres of land and other related assets of its citrus and pistachio operations located in central California as assets held-for-sale. These assets were held by non-wholly owned subsidiaries of the Company. In March 2008, the Company entered into an agreement to sell these assets. The sale was completed during the third quarter of 2008 and the Company received net proceeds of $44 million. The Company’s share of these net proceeds was $28.1 million. The Company recorded a gain of $3.3 million, net of income taxes, which was recorded as gain on disposal of discontinued operations, net of income taxes, for both the quarter and three quarters ended October 4, 2008.

Packaged Foods

During the second quarter of 2008, the Company reclassified approximately 600 acres of peach orchards located in California as assets held-for-sale. The net book value of these assets is $4.5 million.

Fresh-Cut Flowers — Discontinued Operation

During the second quarter of 2008, the Company approved and committed to a formal plan to divest its fresh-cut flowers operating segment. Accordingly, all the assets and liabilities were reclassified as held-for-sale.

During the third quarter of 2008, the Company signed a binding letter of intent to sell its fresh-cut flowers division (“Flowers transaction”). The sale of the fresh-cut flowers division is expected to take place in phases. The first phase is expected to close during the fourth quarter of 2008 or the first quarter of 2009. The remaining phases can be purchased by the same buyer under separate option contracts that expire in two years. The sale of the remaining phases are expected to close within the next year. If the options on the remaining phases are exercised, the Company will receive total sales proceeds of approximately $56 million on assets with a net book value of $40 million, after recording of the impairment loss discussed in the following paragraph.

The Company recorded an impairment loss of $17 million on the assets to be sold in the first phase of the Flowers transaction. The impairment charge represents the amount by which the net book value exceeds the fair market value less cost to sell. The fair market value of the assets was determined by the sales price agreed upon in the binding letter of intent. The impairment loss was recorded as a component of loss from discontinued operations, net of income taxes, for both the quarter and three quarters ended October 4, 2008.

2008 Sales

The Company reclassified its fresh-cut flowers headquarters facility, located in Miami, Florida as assets held-for-sale during the third quarter of 2007. The Company completed the sale of this facility during the third quarter of 2008 and received net cash proceeds of $34 million. In addition, the Company received net cash proceeds of $1.9 million on the sale of two farms. The gain realized on the sale of these assets, net of income taxes, was approximately $3.1 million and is included as a component of loss from discontinued operations, net of income taxes in the condensed consolidated statement of operations for both the quarter and three quarters ended October 4, 2008.

Fourth Quarter 2008 Sales and Activity

During the fourth quarter of 2008, the Company completed the sale of its JP Fresh and Dole France subsidiaries as well as one farm located in central California. The Company received total cash proceeds of approximately $76 million for these transactions all of which was used to pay down the Company’s term loan facilities. The Company also entered into a binding letter of intent to sell certain portions of its banana operations in Latin America. As a result, the Company will reclassify the related assets and liabilities to held-for-sale during the fourth quarter of 2008. The sale is expected to close during the first quarter of 2009.

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

At October 4, 2008, the gross notional value and fair market value of the Company’s foreign currency hedges were as follows:

	Gross Notional Value				Average
	Participating			Fair Market	Strike
	Forwards & Other	Forwards	Total	Value	Price
	(In thousands)

Foreign Currency Hedges(Buy/Sell):
U.S. Dollar/Japanese Yen	$185,484	$622	$186,106	$1,094	JPY 105.5
U.S. Dollar/Euro	223,306	—	223,306	7,431	EUR 1.42
U.S. Dollar/Canadian Dollar	—	34,549	34,549	2,009	CAD 1.02
Chilean Peso/U.S. Dollar	—	8,628	8,628	(887)	CLP 510
Colombian Peso/U.S. Dollar	—	41,030	41,030	(1,182)	COP 2,141
Philippine Peso/U.S. Dollar	—	56,902	56,902	(3,129)	PHP 45.6
Thai Baht/U.S. Dollar	10,032	20,149	30,181	(530)	THB 33.4

Total	$418,822	$161,880	$580,702	$4,806

At October 4, 2008, the notional volume and the fair market value of the Company’s bunker fuel hedges were as follows:

	Notional Volume	Fair Market	Average Price
	(metric tons)	Value	(per metric ton)
	(In thousands)

Bunker Fuel Hedges:
Rotterdam	16,497	$523	$478

For both the foreign currency and bunker fuel hedges, the fair market value of these instruments is recorded in the condensed consolidated balance sheet as either a current asset or current liability. Settlement of these hedges will occur during 2008 and 2009.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Net unrealized gains (losses) and realized gains (losses) on the foreign currency and bunker fuel hedges for the quarters and three quarters ended October 4, 2008 and October 6, 2007 were as follows:

	Quarter Ended		Three Quarters Ended
	October 4,	October 6,	October 4,	October 6,
	2008	2007	2008	2007
	(In thousands)

Unrealized Gains (Losses):
Foreign currency exchange contracts and other	$14,436	$(2,614)	$17,611	$(986)
Foreign currency exchange contracts — discontinued operations	(741)	3,611	(741)	4,004
Bunker fuel contracts	(4,277)	1,948	(226)	1,887

	9,418	2,945	16,644	4,905
Realized Gains (Losses):
Foreign currency exchange contracts	(6,477)	709	(15,448)	2,985
Foreign currency exchange contracts — discontinued operations	(194)	772	222	2,644
Bunker fuel contracts	2,666	2,501	4,464	1,637

	(4,005)	3,982	(10,762)	7,266

	$5,413	$6,927	$5,882	$12,171

These realized and unrealized gains (losses) were included as a component of cost of products sold in the condensed consolidated statements of operations for 2008 and 2007. The realized and unrealized gains (losses) related to discontinued operations were included as a component of loss from discontinued operations.

The Company entered into an interest rate swap in 2006 to hedge future changes in interest rates. This agreement effectively converted $320 million of borrowings under Term Loan C, which was variable-rate debt, to a fixed-rate basis through 2011. The interest rate swap fixed the interest rate at 7.2%. The paying and receiving rates under the interest rate swap were 5.5% and 2.8% as of October 4, 2008, with an outstanding notional amount of $320 million. The fair value of the interest rate swap was a liability of $17.8 million at October 4, 2008. Net payments of the interest rate swap are recorded as a component of interest expense in the condensed consolidated statements of operations for 2008 and 2007. Net payments were $2.2 million and $0.1 million for the quarters ended October 4, 2008 and October 6, 2007, respectively, and $3.4 million and $0.3 million for the three quarters ended October 4, 2008 and October 6, 2007, respectively.

The Company executed a cross currency swap during 2006 to synthetically convert $320 million of Term Loan C into Japanese yen denominated debt in order to effectively lower the U.S. dollar fixed interest rate of 7.2% to a Japanese yen interest rate of 3.6%. Payments under the cross currency swap were converted from U.S. dollars to Japanese yen at an exchange rate of ¥111.9. At October 4, 2008, the exchange rate of the Japanese yen to U.S. dollar was ¥105.3. The value of the cross currency swap will fluctuate based on changes in the U.S. dollar to Japanese yen exchange rate and market interest rates until maturity in 2011, at which time it will settle in cash at the then current exchange rate. The fair market value of the cross currency swap was a liability of $10.2 million at October 4, 2008.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The unrealized gains (losses) and realized gains on the cross currency swap for the quarters and the three quarters ended October 4, 2008 and October 6, 2007 were as follows:

	Quarter Ended		Three Quarters Ended
	October 4,	October 6,	October 4,	October 6,
	2008	2007	2008	2007
	(In thousands)

Unrealized gains (losses)	$(6,764)	$(11,011)	$(20,117)	$(2,433)
Realized gains	2,869	3,250	8,488	9,699

	$(3,895)	$(7,761)	$(11,629)	$7,266

Realized and unrealized gains and losses on the cross currency swap are recorded through other income (expense), net in the condensed consolidated statements of operations.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table provides a summary of the fair values of assets and liabilities under the FAS 157 hierarchy:

		Fair Value
		Measurements at
		October 4, 2008
		Using Significant
		Other Observable
	October 4,	Inputs
	2008	(Level 2)
	(In thousands)

Assets and Liabilities Measured on a Recurring Basis
Assets:
Foreign currency exchange contracts	$10,534	$10,534
Bunker fuel contracts	523	523

	$11,057	$11,057

Liabilities:
Foreign currency exchange contracts	$5,728	$5,728
Interest rate swap	17,750	17,750
Cross currency swap	10,195	10,195

	$33,673	$33,673

Assets and Liabilities Measured on a Nonrecurring Basis
Fresh-Cut Flowers disposal group assets, net of liabilities	$29,453	$29,453

In accordance with the provisions of FAS 144, the Company recorded an impairment loss of $17 million on the assets to be sold in the first phase of the Flowers transaction. The impairment charge represents the amount by which the net book value exceeds the fair market value less cost to sell. The fair market value of the assets was determined by the sales price agreed upon in the binding letter of intent. The impairment loss was recorded as a component of loss from discontinued operations, net of income taxes, for both the quarter and three quarters ended October 4, 2008.

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

The following are condensed consolidating statements of operations of the Company for the quarters and three quarters ended October 4, 2008 and October 6, 2007; condensed consolidating balance sheets as of October 4, 2008 and December 29, 2007; and condensed consolidating statements of cash flows for the three quarters ended October 4, 2008 and October 6, 2007.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended October 4, 2008

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$24,654	$867,615	$1,764,009	$(399,944)	$2,256,334
Cost of products sold	(41,003)	(797,063)	(1,632,010)	396,286	(2,073,790)

Gross margin	(16,349)	70,552	131,999	(3,658)	182,544
Selling, marketing and general and administrative expenses	(18,033)	(55,599)	(78,017)	3,658	(147,991)

Operating income (loss)	(34,382)	14,953	53,982	—	34,553
Equity in subsidiary income	48,278	68,935	—	(117,213)	—
Other income (expense), net	(76)	—	11,017	—	10,941
Interest income	57	90	1,940	—	2,087
Interest expense	(34,558)	(2)	(18,056)	—	(52,616)

Income (loss) from continuing operations before income taxes, minority interests and equity earnings	(20,681)	83,976	48,883	(117,213)	(5,035)
Income taxes	(638)	(8,144)	8,707	—	(75)
Minority interests, net of income taxes	—	—	(531)	—	(531)
Equity in earnings of unconsolidated subsidiaries	1	(26)	2,793	—	2,768

Income (loss) from continuing operations, net of income taxes	(21,318)	75,806	59,852	(117,213)	(2,873)
Income (loss) from discontinued operations, net of income taxes	—	(31,368)	9,608	—	(21,760)
Gain on disposal of discontinued operations, net of income taxes	—	3,315	—	—	3,315

Net income (loss)	$(21,318)	$47,753	$69,460	$(117,213)	$(21,318)

For the Quarter Ended October 6, 2007

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$21,313	$830,398	$1,500,485	$(367,017)	$1,985,179
Cost of products sold	(23,687)	(749,948)	(1,408,849)	358,736	(1,823,748)

Gross margin	(2,374)	80,450	91,636	(8,281)	161,431
Selling, marketing and general and administrative expenses	(20,787)	(54,244)	(74,424)	8,281	(141,174)

Operating income (loss)	(23,161)	26,206	17,212	—	20,257
Equity in subsidiary income	(30,755)	(20,107)	—	50,862	—
Other income (expense), net	—	—	(10,575)	—	(10,575)
Interest income	93	112	2,015	—	2,220
Interest expense	(40,173)	(10)	(21,336)	—	(61,519)

Income (loss) from continuing operations before income taxes, minority interests and equity earnings	(93,996)	6,201	(12,684)	50,862	(49,617)
Income taxes	30,668	(34,628)	(1,688)	—	(5,648)
Minority interests, net of income taxes	—	—	(827)	—	(827)
Equity in earnings of unconsolidated subsidiaries	1	(39)	(413)	—	(451)

Loss from continuing operations, net of income taxes	(63,327)	(28,466)	(15,612)	50,862	(56,543)
Loss from discontinued operations, net of income taxes	—	(3,560)	(3,224)	—	(6,784)

Net loss	$(63,327)	$(32,026)	$(18,836)	$50,862	$(63,327)

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OPERATIONS
For the Three Quarters Ended October 4, 2008

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$60,716	$2,372,687	$4,638,058	$(1,091,839)	$5,979,622
Cost of products sold	(77,085)	(2,173,438)	(4,214,178)	1,082,162	(5,382,539)

Gross margin	(16,369)	199,249	423,880	(9,677)	597,083
Selling, marketing and general and administrative expenses	(48,526)	(138,658)	(209,999)	9,677	(387,506)

Operating income (loss)	(64,895)	60,591	213,881	—	209,577
Equity in subsidiary income	206,649	169,513	—	(376,162)	—
Other income (expense), net	(76)	—	5,959	—	5,883
Interest income	144	174	4,647	—	4,965
Interest expense	(89,633)	(542)	(47,183)	—	(137,358)

Income from continuing operations before income taxes, minority interests and equity earnings	52,189	229,736	177,304	(376,162)	83,067
Income taxes	78,305	(6,691)	(11,489)	—	60,125
Minority interests, net of income taxes	—	—	(1,857)	—	(1,857)
Equity in earnings of unconsolidated subsidiaries	(3)	130	5,977	—	6,104

Income from continuing operations, net of income taxes	130,491	223,175	169,935	(376,162)	147,439
Income (loss) from discontinued operations, net of income taxes	—	(21,221)	958	—	(20,263)
Gain on disposal of discontinued operations, net of income taxes	—	3,315	—	—	3,315

Net income	$130,491	$205,269	$170,893	$(376,162)	$130,491

For the Three Quarters Ended October 6, 2007

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$59,759	$2,187,853	$3,932,801	$(942,526)	$5,237,887
Cost of products sold	(56,475)	(1,986,864)	(3,629,152)	922,724	(4,749,767)

Gross margin	3,284	200,989	303,649	(19,802)	488,120
Selling, marketing and general and administrative expenses	(54,059)	(138,938)	(186,167)	19,802	(359,362)

Operating income (loss)	(50,775)	62,051	117,482	—	128,758
Equity in subsidiary income	82,426	55,761	—	(138,187)	—
Other income (expense), net	—	—	4,762	—	4,762
Interest income	235	208	5,286	—	5,729
Interest expense	(96,667)	(18)	(53,758)	—	(150,443)

Income (loss) from continuing operations before income taxes, minority interests and equity earnings	(64,781)	118,002	73,772	(138,187)	(11,194)
Income taxes	40,284	(31,684)	(9,676)	—	(1,076)
Minority interests, net of income taxes	—	—	(1,988)	—	(1,988)
Equity in earnings of unconsolidated subsidiaries	10	238	880	—	1,128

Income (loss) from continuing operations, net of income taxes	(24,487)	86,556	62,988	(138,187)	(13,130)
Loss from discontinued operations, net of income taxes	—	(6,127)	(5,230)	—	(11,357)

Net income (loss)	$(24,487)	$80,429	$57,758	$(138,187)	$(24,487)

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of October 4, 2008

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

ASSETS
Cash and cash equivalents	$11,032	$—	$68,921	$(9,197)	$70,756
Receivables, net of allowances	364,002	143,602	576,904	(247,947)	836,561
Inventories	9,229	310,623	491,522	—	811,374
Prepaid expenses	6,536	16,331	51,618	—	74,485
Deferred income tax assets	22,129	29,976	—	(29,034)	23,071
Assets held-for-sale	41,488	30,933	153,394	(3,491)	222,324

Total current assets	454,416	531,465	1,342,359	(289,669)	2,038,571
Investments	2,302,368	1,889,351	71,286	(4,191,196)	71,809
Property, plant and equipment, net	203,107	299,216	625,214	—	1,127,537
Goodwill	—	132,573	277,121	—	409,694
Intangible assets, net	689,615	19,279	446	—	709,340
Other assets, net	38,654	6,227	88,245	—	133,126

Total assets	$3,688,160	$2,878,111	$2,404,671	$(4,480,865)	$4,490,077

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$3,945	$386,918	$350,916	$(286,178)	$455,601
Liabilities related to assets-held-for-sale	—	—	74,625	(3,491)	71,134
Accrued liabilities	85,116	196,503	236,855	—	518,474
Current portion of long-term debt	346,677	49	10,927	—	357,653
Notes payable	—	—	54,101	—	54,101

Total current liabilities	435,738	583,470	727,424	(289,669)	1,456,963
Intercompany payables (receivables)	1,237,879	(60,799)	(1,177,080)	—	—
Long-term debt	1,125,133	2,015	792,527	—	1,919,675
Deferred income tax liabilities	212,174	3,734	37,723	—	253,631
Other long-term liabilities	247,901	39,822	112,870	—	400,593
Minority interests	—	—	29,880	—	29,880
Total shareholders’ equity	429,335	2,309,869	1,881,327	(4,191,196)	429,335

Total liabilities and shareholders’ equity	$3,688,160	$2,878,111	$2,404,671	$(4,480,865)	$4,490,077

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Quarters Ended October 4, 2008

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$(16,270)	$(47,737)	$36,704	$—	$(27,303)

INVESTING ACTIVITIES
Proceeds from sales of assets	42,332	78,103	33,376	—	153,811
Capital additions	(420)	(16,608)	(41,899)	—	(58,927)
Repurchase of common stock in going-private merger transaction	(245)	—	—	—	(245)

Cash flow provided by (used in) investing activities	41,667	61,495	(8,523)	—	94,639

FINANCING ACTIVITIES					—
Short-term debt borrowings	—	—	85,983	—	85,983
Short-term debt repayments	—	(13,719)	(112,517)	5,967	(120,269)
Long-term debt borrowings, net of debt issuance costs	1,061,000	—	49	—	1,061,049
Long-term debt repayments	(1,091,789)	(39)	(11,319)	—	(1,103,147)
Dividends paid to minority shareholders	—	—	(13,314)	—	(13,314)

Cash flow used in financing activities	(30,789)	(13,758)	(51,118)	5,967	(89,698)

Effect of foreign currency exchange rate changes on cash	—	—	(3,943)	—	(3,943)

Decrease in cash and cash equivalents	(5,392)	—	(26,880)	5,967	(26,305)
Cash and cash equivalents at beginning of period	16,424	—	95,801	(15,164)	97,061

Cash and cash equivalents at end of period	$11,032	$—	$68,921	$(9,197)	$70,756

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Quarters Ended October 6, 2007

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

OPERATING ACTIVITIES
Intercompany dividend income	$17,543	$17,543	$—	$(35,086)	$—
Operating activities	(22,818)	35,310	24,328	—	36,820

Cash flow provided by (used in ) operating activities	(5,275)	52,853	24,328	(35,086)	36,820

INVESTING ACTIVITIES
Proceeds from sales of assets	556	27	35,295	—	35,878
Capital additions	(428)	(35,550)	(40,361)	—	(76,339)
Repurchase of common stock in going-private merger transaction	(1,352)	—	—	—	(1,352)

Cash flow used in investing activities	(1,224)	(35,523)	(5,066)	—	(41,813)

FINANCING ACTIVITIES
Short-term debt borrowings	—	9,244	82,726	(9,244)	82,726
Short-term debt repayments	—	(11,014)	(70,239)	—	(81,253)
Long-term debt borrowings, net of debt issuance costs	896,000	2,015	315	—	898,330
Long-term debt repayments	(887,488)	(32)	(9,757)	—	(897,277)
Dividends paid to minority shareholders	—	—	(9,696)	—	(9,696)
Intercompany dividends	—	(17,543)	(17,543)	35,086	—

Cash flow provided by (used in) financing activities	8,512	(17,330)	(24,194)	25,842	(7,170)

Effect of foreign currency exchange rate changes on cash	—	—	3,396	—	3,396

Increase (decrease) in cash and cash equivalents	2,013	—	(1,536)	(9,244)	(8,767)
Cash and cash equivalents at beginning of period	7,322	—	85,098	(6)	92,414

Cash and cash equivalents at end of period	$9,335	$—	$83,562	$(9,250)	$83,647

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

Significant highlights for Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) for the third quarter and three quarters ended October 4, 2008 were as follows:

•	Net sales for the third quarter of 2008 were $2.3 billion, an increase of 14% from the third quarter of 2007. Net sales for the three quarters ended October 4, 2008 were $6 billion, an increase of 14% compared to the prior year.

•	Operating income for the third quarter of 2008 was $35 million, an increase of 71% from the third quarter of 2007. Operating income for the three quarters ended October 4, 2008 was $210 million, an increase of 63% compared to the prior year.

•	Strong worldwide banana pricing continued throughout the third quarter of 2008, driven by improved local pricing in all markets and higher worldwide demand.

•	Higher revenues and earnings in our European ripening and distribution business continued into the third quarter of 2008, resulting from higher local pricing and favorable euro and Swedish krona exchange rates.

•	Pricing in the packaged salads business improved during the quarter, and product cost decreased as a result of better utilization of production capacity and more efficient distribution. The higher gross margin was used to increase investment in sales, marketing and information technology initiatives. Profitability of the commodity business unit declined due to substantially higher fuel and fertilizer costs which were partially offset by higher prices across most product lines.

•	Higher pricing and volumes across most product lines in our packaged foods segment were offset by higher product costs resulting from increased purchased fruit costs, commodity and shipping costs. Product costs continued to be impacted by the strengthening of the Thai baht and Philippine peso.

•	Other income (expense), net for the third quarter of 2008 increased $22 million due to non-cash unrealized translation gains on the Company’s foreign denominated capital lease and debt obligations and cross currency swap. Unrealized foreign currency translation gains on the Company’s British pound sterling vessel lease obligation (“vessel obligation”) and foreign denominated debt obligations increased by $10.2 million and $7.5 million, respectively. In addition, the Company’s unrealized loss on its cross currency swap was lower by $4.2 million. The Company executed a cross currency swap during 2006 to synthetically convert $320 million of Term Loan C into Japanese yen denominated debt. The value of the cross currency swap will continue to fluctuate based on changes in the exchange rate and market interest rates until maturity in 2011, at which time it will settle in cash at the then current exchange rate. For the three quarters ended October 4, 2008, the Japanese yen strengthened against the U.S. dollar resulting in an unrealized loss of $20 million on the cross currency swap.

•	The Company received cash proceeds of approximately $154 million on assets sold during the three quarters ended October 4, 2008, including $145 million on assets which had been reclassified as held-for-sale.

•	During the third quarter of 2008, the Company signed a definitive purchase and sale agreement to sell its JP Fresh subsidiary in the United Kingdom and Dole France subsidiary which were in the European ripening and distribution business to Compagnie Fruitière Paris. Compagnie Fruitière Paris is a subsidiary of Compagnie Financière de Participations, a company in which Dole holds a non-controlling 40% ownership. The sale closed on November 3, 2008. All of the related assets of this business have been reclassified to assets held-for-sale (refer to Note 14 — Assets Held-For-Sale in the notes to the condensed consolidated financial statements). Also, during the third quarter of 2008, the Company signed a binding letter of intent to sell its fresh-cut flowers division. The sale is expected to occur in phases. The first phase is expected to close during the fourth quarter of 2008 or first quarter of 2009.

Results of Operations

Selected results of operations for the quarters and three quarters ended October 4, 2008 and October 6, 2007 were as follows:

	Quarter Ended		Three Quarters Ended
	October 4,	October 6,	October 4,	October 6,
	2008	2007	2008	2007
	(In thousands)

Revenues, net	$2,256,334	$1,985,179	$5,979,622	$5,237,887
Operating income	34,553	20,257	209,577	128,758
Other income (expense), net	10,941	(10,575)	5,883	4,762
Interest expense	(52,616)	(61,519)	(137,358)	(150,443)
Income taxes	(75)	(5,648)	60,125	(1,076)
Income (loss) from continuing operations	(2,873)	(56,543)	147,439	(13,130)
Loss from discontinued operations, net of income taxes	(21,760)	(6,784)	(20,263)	(11,357)
Gain on disposal of discontinued operations, net of income taxes	3,315	—	3,315	—
Net income (loss)	(21,318)	(63,327)	130,491	(24,487)

Revenues

For the quarter ended October 4, 2008, revenues increased 14% to $2.3 billion from $2 billion for the quarter ended October 6, 2007. Higher sales were reported in all three of the Company’s operating segments. Fresh fruit revenues benefited from higher worldwide sales of bananas which contributed $140 million, or 52% of the overall revenue increase. Bananas sales increased as a result of higher pricing in all markets and improved volumes sold in Asia. European ripening and distribution sales contributed $79 million, or 29% of the overall increase. The increase was due to higher local pricing and the impact of favorable euro and Swedish krona foreign currency exchange rates. Fresh vegetables revenues in North America increased $12 million due to improved pricing of packaged salads and higher sales of strawberries and celery. Higher sales of packaged foods products, primarily for FRUIT BOWLS® and canned pineapple also increased revenues. Favorable foreign currency exchange movements in the Company’s selling locations positively impacted revenues by approximately $64 million.

For the three quarters ended October 4, 2008, revenues increased 14% to $6 billion from $5.2 billion for the three quarters ended October 6, 2007. Higher sales were reported in all three of the Company’s operating segments. Fresh fruit revenues increased as a result of both higher local pricing and increased volumes sold in the European ripening and distribution business and higher worldwide banana pricing. Packaged foods revenues benefited from higher pricing and volumes in North America and Asia. Fresh vegetables revenues increased due to higher pricing for packaged salads. Favorable foreign currency exchange movements in the Company’s selling locations positively impacted revenues by approximately $254 million.

Operating Income

For the quarter ended October 4, 2008, operating income increased to $34.6 million from $20.3 million for the quarter ended October 6, 2007. The increase was attributable to improved pricing in the Company’s worldwide banana operations and in its European ripening and distribution business. These increases were partially offset by lower operating results in the Company’s fresh vegetables and packaged foods operating segments. Product and distribution costs across all of the Company’s operations have been adversely impacted by the surge in oil prices experienced during the first three quarters of 2008. As a result, the Company has experienced significant cost increases in the commodities used in production such as fuel, agricultural chemicals and resin. Favorable foreign currency movements in the Company’s international selling locations more than offset unfavorable foreign currency exchange movements in its international sourcing locations. If foreign currency exchange rates in the Company’s significant foreign operations during the third quarter of 2008 had remained unchanged from those experienced during the third quarter of 2007, the Company estimates that its operating income would have been lower by approximately $13 million.

For the three quarters ended October 4, 2008, operating income increased to $209.6 million from $128.8 million for the three quarters ended October 6, 2007. Higher operating income was reported by the Company’s fresh fruit and fresh vegetables segments. Fresh fruit operating income increased primarily as a result of stronger pricing in its banana operations worldwide. The European ripening and distribution business also increased due to improved local pricing and favorable foreign currency exchange rates. A reduction in the fresh vegetables operating loss resulted from improved pricing in packaged salads and a reduction in workers compensation related accruals. These increases were partially offset by lower operating results in the Company’s packaged foods segment due primarily to higher production and shipping costs. Favorable foreign currency movements in the Company’s international selling locations more than offset unfavorable foreign currency exchange movements in its international sourcing locations. If foreign currency exchange rates in the Company’s significant foreign operations during the three quarters ended October 4, 2008 had remained unchanged from those experienced during the three quarters ended October 6, 2007, the Company estimates that its operating income would have been lower by approximately $39 million.

Other Income (Expense), Net

For the quarter ended October 4, 2008, other income (expense), net improved to income of $10.9 million compared to expense of $10.6 million in the prior year. The improvement was primarily due to an increase in unrealized foreign currency translation gains on the Company’s vessel obligation and foreign denominated debt obligations of $17.7 million and a reduction in the unrealized loss on the cross currency swap of $4.2 million.

For the three quarters ended October 4, 2008, other income (expense), net increased to income of $5.9 million compared to $4.8 million for the three quarters ended October 6, 2007. The improvement was due to an increase in unrealized foreign currency translation gains on the Company’s vessel obligation and foreign denominated debt obligations of $19.9 million partially offset by an increase in the unrealized loss of $17.7 million generated on the cross currency swap during 2008.

Interest Expense

Interest expense for the quarter ended October 4, 2008 was $52.6 million compared to $61.5 million for the quarter ended October 6, 2007. Interest expense for the three quarters ended October 4, 2008 was $137.4 million compared to $150.4 million for the three quarters ended October 6, 2007. Interest expense for both periods decreased primarily as a result of lower borrowing rates on the Company’s debt facilities and a reduction in borrowings.

Income Taxes

The Company recorded an income tax benefit of $60.1 million on $83.1 million of income from continuing operations before income taxes for the three quarters ended October 4, 2008. The Company’s reported income tax benefit on continuing operations differed from the expense calculated using the U.S. federal statutory tax rate for the following reasons:

Three Quarters Ended
October 4,
2008
(In thousands)

Expense computed at U.S. federal statutory income tax rate of 35%	$29,074
Foreign income taxed at different rates	(44,887)
State and local income tax, net of federal income taxes	(1,139)
Valuation allowances	5,264
Favorable settlement of federal income tax audit for the years 1995-2001	(60,906)
Increase in FIN 48 liabilities for unrecognized tax benefits and other	9,933
Permanent items and interest*	2,536

$(60,125)

*	Permanent items and interest include interest expense of $4.5 million (net of associated income tax benefit of approximately $1.1 million) related to the Company’s unrecognized tax benefits.

The income tax expense for the three quarters ended October 6, 2007 was $1.1 million on $11.2 million of losses from continuing operations before income taxes, including interest expense of $8.3 million (net of associated income tax benefits of approximately $5 million) related to the Company’s unrecognized tax benefits. The Company’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions.

The total liability for unrecognized tax benefits, including interest, recorded in other long-term liabilities was $144 million and $269 million at October 4, 2008 and December 29, 2007, respectively. The change is primarily due to the settlement of the federal income tax audit for the years 1995 to 2001.

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

In applying APB 28 and FIN 18 to the income tax provision computation for the period ended October 4, 2008, the Company excluded, from its calculation of the estimated annual effective tax rate, income or loss earned in certain foreign jurisdictions having tax rates that vary significantly from those associated with the Company’s earnings from operations in the rest of the jurisdictions in which it operates. Due to the volatility in the mix of earnings, the Company believes this approach is more representative of what is expected for the full year.

For the periods presented, the Company’s income tax provision differs from the U.S. federal statutory rate applied to the Company’s pretax income primarily due to operations in foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate and the accrual for current year uncertain tax positions. In addition, income tax for the three quarters ended October 4, 2008 also benefited from the settlement of the federal income tax audit for the years 1995-2001.

In June 2006, the IRS completed an examination of the Company’s federal income tax returns for the years 1995 to 2001 and issued a Revenue Agent’s Report (“RAR”) that included various proposed adjustments. The net tax deficiency associated with the RAR was $175 million for which the Company provided $110 million of gross unrecognized tax benefits, plus penalties and interest. The Company filed a protest letter contesting the proposed adjustments contained in the RAR. During January 2008, the Company was notified that the Appeals Branch of the IRS had finalized its review of the Company’s protest and that the Appeals Branch’s review supported the Company’s position in all material respects. On June 13, 2008, the Appeals review was approved by the Joint Committee on Taxation. The impact of the settlement on the Company’s three quarters ended October 4, 2008 condensed consolidated financial statements is $136 million, which includes a $110 million reduction in gross unrecognized tax benefits recorded in other long-term liabilities plus a reduction of $26 million for interest and penalties, net of federal and state tax benefits. Of this amount, $61 million reduced the Company’s income tax provision and effective tax rate for the three quarters ended October 4, 2008, and the remaining $75 million reduced goodwill.

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

Revenues from external customers and EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended		Three Quarters Ended
	October 4,	October 6,	October 4,	October 6,
	2008	2007	2008	2007
	(In thousands)

Revenues from external customers:
Fresh fruit	$1,601,547	$1,362,083	$4,296,997	$3,634,798
Fresh vegetables	327,938	320,315	838,610	829,675
Packaged foods	326,529	302,410	843,152	772,512
Corporate	320	371	863	902

	$2,256,334	$1,985,179	$5,979,622	$5,237,887

	Quarter Ended		Three Quarters Ended
	October 4,	October 6,	October 4,	October 6,
	2008	2007	2008	2007
	(In thousands)

EBIT:
Fresh fruit	$59,232	$21,047	$242,807	$144,292
Fresh vegetables	(6,394)	(1,409)	(8,352)	(13,783)
Packaged foods	9,362	18,890	39,632	51,207

Total operating segments	62,200	38,528	274,087	181,716
Corporate:
Unrealized loss on cross currency swap	(6,764)	(11,011)	(20,117)	(2,433)
Operating and other expenses, net	(5,618)	(16,893)	(29,298)	(40,894)

Total Corporate	(12,382)	(27,904)	(49,415)	(43,327)
Interest expense	(52,616)	(61,519)	(137,358)	(150,443)
Income taxes	(75)	(5,648)	60,125	(1,076)

Income (loss) from continuing operations, net of income taxes	$(2,873)	$(56,543)	$147,439	$(13,130)

Fresh Fruit

Fresh fruit revenues for the quarter ended October 4, 2008 increased 18% to $1.6 billion from $1.4 billion for the quarter ended October 6, 2007. The increase in fresh fruit revenues was primarily driven by higher worldwide sales of bananas and higher sales in the European ripening and distribution operations. Worldwide pineapple sales and deciduous fruit sales also increased during the quarter. Banana sales increased $140 million due to higher pricing for bananas in all markets. The continued increase in demand for bananas along with higher fuel costs contributed to the higher pricing and surcharges for bananas in the third quarter. European ripening and distribution sales were $79 million higher as a result of stronger pricing and favorable euro and Swedish krona foreign currency exchange rates. Pineapple sales increased as a result of higher volumes sold in North America and Europe and improved pricing in Asia. Sales of deciduous fruit increased primarily due to improved pricing in Europe and Latin America. Fresh fruit revenues for the three quarters ended October 4, 2008 increased 18% to $4.3 billion from $3.6 billion for the three quarters ended October 6, 2007. The revenue growth during 2008 was due mainly to the same factors that affected sales during the third quarter. Favorable foreign currency exchange movements in the Company’s foreign selling locations, primarily from the euro, Swedish krona and Japanese yen, benefited revenues by approximately $63 million and $244 million during the third quarter and three quarters ended October 4, 2008, respectively.

Fresh fruit EBIT for the quarter ended October 4, 2008 increased to $59.2 million from $21 million for the quarter ended October 6, 2007. EBIT increased primarily as a result of higher worldwide sales of bananas and higher pricing in the European ripening and distribution operations. The increase in worldwide banana EBIT was principally driven by higher pricing partially offset by increased product and shipping costs resulting from higher commodity costs. EBIT also benefited from unrealized hedge gains of $12.3 million recognized into cost of products sold and unrealized foreign currency exchange gains on the Company’s vessel obligation of $7.2 million. These increases were partially offset by lower operating results in the North America and Europe fresh pineapples business due primarily to higher product and shipping costs. Fresh fruit EBIT for the three quarters ended October 4, 2008 increased to $242.8 million from $144.3 million for the three quarters ended October 6, 2007. EBIT increased primarily as a result of the same factors that increased EBIT during the third quarter except for lower operating results in the Asia fresh pineapples business partially offset by improved operating results in the deciduous fruit business. If foreign currency exchange rates in the Company’s significant fresh fruit foreign operations during the quarter and three quarters ended October 4, 2008 had remained unchanged from those experienced during the quarter and three quarters ended October 6, 2007, the Company estimates that fresh fruit EBIT would have been lower by approximately $14 million and $48 million, respectively.

Fresh Vegetables

Fresh vegetables revenues for the quarter ended October 4, 2008 increased to $327.9 million from $320.3 million for the quarter ended of October 6, 2007. The increase in sales was primarily due to improved pricing in the packaged salads business as well as higher volumes and pricing in the North America commodity business, primarily for strawberries and celery. These increases were partially offset by lower volumes of broccoli and asparagus sold in Asia. Fresh vegetables revenues for the three quarters ended October 4, 2008 increased to $838.6 million from $829.7 million for the three quarters ended October 6, 2007. The increase in revenues for the three quarters ended October 4, 2008 was primarily due to higher pricing in the packaged salads and strawberries businesses partially offset by lower sales in the North America and Asia commodity business.

Fresh vegetables EBIT for the quarter ended October 4, 2008 decreased to a loss of $6.4 million from a loss of $1.4 million for the quarter ended October 6, 2007. The decrease in EBIT was primarily due to higher growing and distribution costs caused by higher fertilizer and fuel costs. In addition, the packaged salads business experienced higher selling and marketing costs due to additional promotional activities and general and administrative expenses partially offset by lower distribution costs. Fresh vegetables EBIT for the three quarters ended October 4, 2008 was a loss of $8.4 million compared to a loss of $13.8 million for the three quarters ended October 6, 2007. The benefit to EBIT was primarily due to lower workers compensation related accruals as a result of lower claims activity recorded in the second quarter of 2008 and lower incentive accruals.

Packaged Foods

Packaged foods revenues for the quarter ended October 4, 2008 increased 8% to $326.5 million from $302.4 million for the quarter ended October 6, 2007. The increase in revenues was primarily due to higher pricing and volumes of FRUIT BOWLS, canned pineapple, pineapple juice, fruit in jars and tropical fruit sold worldwide. Packaged foods revenues for the three quarters ended October 4, 2008 increased 9% to $843.2 million from $772.5 million for the three quarters ended October 6, 2007. The change in revenues was primarily due to the same factors that drove the increase during the third quarter. The effect of foreign currency exchange movements on revenues was not material in the third quarter or three quarters ended October 4, 2008.

EBIT in the packaged foods segment for the quarter ended October 4, 2008 decreased to $9.4 million from $18.9 million for the quarter ended October 6, 2007. The decrease in EBIT was attributable to higher product, shipping and distribution costs. Higher commodity costs (such as fuel, tinplate, plastics and fertilizers) continue to impact operations worldwide. Higher product costs also resulted from unfavorable foreign currency movements in Thailand and the Philippines where product is sourced. These unfavorable foreign currency movements were partially offset by favorable foreign currency movements in selling locations. EBIT for the three quarters ended October 4, 2008 decreased to $39.6 million from $51.2 million for the three quarters ended October 6, 2007. The decrease in EBIT was attributable to the same factors that drove the decrease during the third quarter. If foreign currency exchange rates in the Company’s packaged foods foreign operations during the quarter and three quarters ended October 4, 2008 had remained unchanged from those experienced during the quarter and three quarters ended October 6, 2007, the Company estimates that packaged foods EBIT would have been higher by approximately $1 million and $9 million, respectively.

Corporate

Corporate EBIT was a loss of $12.4 million for the quarter ended October 4, 2008 compared to a loss of $27.9 million for the quarter ended October 6, 2007. The improvement in EBIT was primarily due to unrealized gains generated by foreign denominated borrowings compared to unrealized losses generated in the prior year and a decrease in the unrealized loss on the cross currency swap in 2008. Corporate EBIT was a loss of $49.4 million for the three quarters ended October 4, 2008 compared to a loss of $43.3 million for the three quarters ended October 6, 2007. The decrease in EBIT for the three quarters ended October 4, 2008 was primarily due to an unrealized loss of $20.1 million generated on the cross currency swap in 2008 compared to an unrealized loss of $2.4 million recorded in 2007 partially offset by unrealized gains on foreign denominated borrowings of $8.2 million and lower general and administrative expenses.

Discontinued Operations

The operating results of fresh-cut flowers and Citrus for the quarters and three quarters ended October 4, 2008 and October 6, 2007 are reported in the following table:

	Quarter Ended			Quarter Ended
	October 4, 2008			October 6, 2007
	Fresh-Cut			Fresh-Cut
	Flowers	Citrus	Total	Flowers	Citrus	Total
	(In thousands)

Revenues	$23,804	$399	$24,203	$23,919	$7,837	$31,756

Income (loss) before income taxes	$(24,892)	$(478)	$(25,370)	$(9,518)	$2,387	$(7,131)
Income taxes	3,855	(245)	3,610	1,325	(978)	347

Income (loss) from discontinued operations, net of income taxes	$(21,037)	$(723)	$(21,760)	$(8,193)	$1,409	$(6,784)

Gain on disposal of discontinued operations, net of income taxes of $4.3 million	$—	$3,315	$3,315	$—	$—	$—

	Three Quarters Ended			Three Quarters Ended
	October 4, 2008			October 6, 2007
	Fresh-Cut			Fresh-Cut
	Flowers	Citrus	Total	Flowers	Citrus	Total
	(In thousands)

Revenues	$86,683	$5,419	$92,102	$88,804	$13,077	$101,881

Income (loss) before income taxes	$(33,929)	$(729)	$(34,658)	$(15,247)	$1,518	$(13,729)
Income taxes	14,546	(151)	14,395	2,994	(622)	2,372

Income (loss) from discontinued operations, net of income taxes	$(19,383)	$(880)	$(20,263)	$(12,253)	$896	$(11,357)

Gain on disposal of discontinued operations, net of income taxes of $4.3 million	$—	$3,315	$3,315	$—	$—	$—

Fresh-Cut Flowers

Fresh-cut flowers loss before income taxes for the quarter ended October 4, 2008 increased to $24.9 million from $9.5 million for the quarter ended October 6, 2007. The change was due primarily to a $17 million impairment charge on long-lived assets to be sold as part of the Flowers transaction. In addition, there were unrealized foreign currency hedge losses in 2008 of $0.7 million compared to unrealized foreign currency hedge gains in 2007 of $3.6 million. These items were partially offset by gains generated from the sale of the Miami headquarters building and a farm in Mexico as well as lower distribution costs due to changes in customer base. Fresh-cut flowers loss before income taxes for the three quarters ended October 4, 2008 increased to $33.9 million from $15.2 million for the three quarters ended October 6, 2007. The change was due primarily to the impairment charge discussed above.

Liquidity and Capital Resources

For the three quarters ended October 4, 2008, cash flows used in operating activities was $27.3 million compared to cash flows provided by operating activities of $36.8 million for the three quarters ended October 6, 2007. Cash flows used in operating activities were $64.1 million higher, primarily due to higher levels of inventory resulting from increased production costs in all three of the Company’s operating segments and lower levels of accounts payables due in part to the timing of payments.

Cash flows provided by investing activities were $94.6 million for the three quarters ended October 4, 2008, compared to cash flows used in investing activities of $41.8 million for the three quarters ended October 6, 2007.

The change during 2008 was primarily due to an increase in cash proceeds received on asset sales as well as lower levels of capital expenditures.

Cash flows used in financing activities were $89.7 million for the three quarters ended October 4, 2008 compared to cash flows used by financing activities of $7.2 million for the three quarters ended October 6, 2007. The increase in cash outflow of $82.5 million was primarily due to higher current year debt repayments of $78.9 million, net of borrowings.

As of October 4, 2008, the Company had a cash balance of $70.8 million, an asset based revolving credit facility (“ABL revolver”) borrowing base of $350 million and $190 million outstanding under the ABL revolver. After taking into account approximately $5.3 million of outstanding letters of credit issued under the ABL revolver, the Company had approximately $154.7 million available for borrowings as of October 4, 2008. Amounts outstanding under the term loan facilities were $913.4 million at October 4, 2008. In addition, the Company had approximately $82.4 million of letters of credit and bank guarantees outstanding under its pre-funded letter of credit facility at October 4, 2008.

During the quarter ended June 14, 2008, the Company reclassified to current liabilities its $350 million 8.625% notes due May 2009 (“2009 Notes”). The Company also completed the early redemption of $5 million of the 2009 Notes during the third quarter of 2008. For the three quarters ended October 4, 2008, the Company received cash proceeds of $154 million on all asset sales including $145 million on assets which had been reclassified as held-for-sale. After the end of its third fiscal quarter, the Company completed the sale of its JP Fresh and Dole France subsidiaries which were in the European ripening and distribution business as well a farm located in central California. The Company received sales proceeds of $76 million on these sales which were used to pay down the Company’s term loan facilities. These sales brought the Company’s total asset sales for 2008 to date to $230 million. In addition, the Company anticipates the sale of additional assets with a net book value of approximately $95 million within the next year comprising net assets held-for-sale of $151 million at October 4, 2008, less the net book value of the assets sold during the fourth quarter of 2008 of $56 million. Nonetheless, the Company is anticipating the need to refinance at least some portion of the 2009 Notes when they become due. The Company is currently evaluating various alternatives, including replacement unsecured financing, amendment of the Company’s secured credit facilities, additional equity, other financing or combinations thereof. A failure by the Company to timely pay the 2009 Notes at or before maturity could lead to an event of default which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company believes that available borrowings under the revolving credit facility and subsidiaries’ uncommitted lines of credit, together with its existing cash balances, future cash flow from operations, planned asset sales, refinancing of the 2009 Notes and access to capital markets will enable it to meet its working capital, capital expenditure, debt maturity and other commitments and funding requirements. Management’s plan is dependent upon the occurrence of future events which will be impacted by a number of factors including the availability of refinancing, the general economic environment in which the Company operates, the Company’s ability to generate cash flows from its operations, and its ability to attract buyers for assets being marketed for sale. Factors impacting the Company’s cash flow from operations include such items as commodity prices, interest rates and foreign currency exchange rates, among other things, as more fully set forth in the Company’s Form 10-K for the fiscal year ended December 29, 2007.

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

The EU appealed both rulings, and a hearing at the WTO was held on October 15, 2008. The WTO decision on these appeals is expected early 2009. The EU and Latin banana producing countries still continue negotiations on the tariff pending the outcome of the EU appeal. The current tariff applied to Latin banana imports may be lowered and the ACP preference of a zero tariff may be affected depending on the final outcome of current negotiations and/or the WTO appeal outcome. The Company encourages efforts to lower the tariff through ongoing negotiations with the EU and believes that the potential effects from a possible eventual resolution of this banana tariff dispute cannot yet be determined.

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

Unrealized gains (losses) on the Company’s foreign currency and bunker fuel hedges and the cross currency swap by reporting segment were as follows:

	Quarter Ended October 4, 2008
	Foreign Currency	Bunker Fuel	Cross Currency
	Hedges	Hedges	Swap	Total
	(In thousands)

Fresh fruit	$12,304	$(4,277)	$—	$8,027
Packaged foods	2,132	—	—	2,132
Corporate	—	—	(6,764)	(6,764)

	$14,436	$(4,277)	$(6,764)	$3,395

	Three Quarters Ended October 4, 2008
	Foreign Currency	Bunker Fuel	Cross Currency
	Hedges	Hedges	Swap	Total
	(In thousands)

Fresh fruit	$16,542	$(226)	$—	$16,316
Packaged foods	1,069	—	—	1,069
Corporate	—	—	(20,117)	(20,117)

	$17,611	$(226)	$(20,117)	$(2,732)

For information regarding the Company’s derivative instruments and hedging activities, refer to Note 15 to the condensed consolidated financial statements.

Supplemental Financial Information

The following financial information has been presented, as management believes that it is useful information to some readers of the Company’s condensed consolidated financial statements:

	October 4,	December 29,
	2008	2007
	(In thousands)

Balance Sheet Data:
Total working capital (current assets less current liabilities)	$581,608	$693,782
Total assets	$4,490,077	$4,642,884
Total debt	$2,331,429	$2,411,397
Total shareholders’ equity	$429,335	$325,008

	Quarter Ended		Three Quarters Ended
	October 4,	October 6,	October 4,	October 6,
	2008	2007	2008	2007
	(In thousands)

Other Financial Data:
Operating income	$34,553	$20,257	$209,577	$128,758
Depreciation and Amortization	42,203	46,644	106,644	115,796

Operating Income Before Depreciation and Amortization (“OIBDA”)	76,756	66,901	316,221	244,554
Net unrealized (gain) loss on hedges	(10,159)	666	(17,385)	(901)

Adjusted OIBDA	$66,597	$67,567	$298,836	$243,653
Adjusted OIBDA margin	3%	3.4%	5%	4.7%
Capital expenditures	$22,059	$30,616	$45,906	$66,882

“Adjusted OIBDA” is defined as adjusted operating income before depreciation and amortization. Adjusted OIBDA is calculated by adding depreciation and amortization to GAAP operating income and adding (subtracting) net unrealized losses (gains) on foreign currency and bunker fuel hedges. Adjusted OIBDA margin is defined as the ratio of Adjusted OIBDA, as defined, relative to net revenues. Adjusted OIBDA is reconciled to GAAP operating income in the condensed consolidated financial statements in the tables above. Adjusted OIBDA and Adjusted OIBDA margin fluctuated primarily due to the same factors that impacted the changes in operating income and segment EBIT discussed previously in this Form 10-Q. The Company presents Adjusted OIBDA and Adjusted OIBDA margin because management believes, similar to EBIT, Adjusted OIBDA is a useful performance measure for the Company. In addition, Adjusted OIBDA is presented because management believes it, or a similar measure is frequently used by securities analysts, investors in our debt securities, and others in the evaluation of companies, and because certain debt covenants in the Company’s senior notes indentures are tied to measures fundamentally similar to Adjusted OIBDA. For some of the same reasons, management internally uses a similar version of Adjusted OIBDA for decision making and to evaluate Company performance. During the first quarter of 2007, all of the Company’s foreign currency and bunker fuel hedges were designated as effective hedges of cash flows as defined by Statement of Financial Accounting Standards No. 133 but these designations were changed during the second quarter of 2007 (refer to Note 15 to the condensed consolidated financial statements). Accordingly, the numbers presented in the table above for 2008 would not have been comparable to those for 2007 if we had not made the adjustment to 2008.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the three quarters ended October 4, 2008, there have been no material changes in the market risk disclosure presented in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007. For information regarding the Company’s derivative instruments and hedging activities, refer to Note 15 to the condensed consolidated financial statements.

Item 4. CONTROLS AND PROCEDURES

An evaluation was carried out as of October 4, 2008 under the supervision and with the participation of Dole’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act. Based upon this evaluation, Dole’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 4, 2008. No change in our internal control over financial reporting identified in connection with this evaluation that occurred during our third quarter of 2008 has materially affected, or is reasonably likely to materially affect, Dole’s internal control over financial reporting.

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

November 18, 2008

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