Form 10-K
period 2009-01-03
DOLE FOOD CO INC
filed 2009-03-27
CIK 18169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2009
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

The number of shares of Common Stock outstanding as of March 27, 2009 was 1,000.

DOCUMENTS INCORPORATED BY REFERENCE
None

DOLE FOOD COMPANY, INC.

FORM 10-K
Fiscal Year Ended January 3, 2009

i

PART I

Item 1.	Business

Dole Food Company, Inc. was founded in Hawaii in 1851 and was incorporated under the laws of Hawaii in 1894. Dole reincorporated as a Delaware corporation in July 2001. Unless the context otherwise requires, Dole Food Company, Inc. and its consolidated subsidiaries are referred to in this report as the “Company,” “Dole” and “we.”

Dole’s principal executive offices are located at One Dole Drive, Westlake Village, California 91362, telephone (818) 879-6600. At January 3, 2009, we had approximately 40,900 full-time permanent employees and 34,900 full-time seasonal or temporary employees, worldwide. Dole is the world’s largest producer and marketer of high-quality fresh fruit and fresh vegetables. Dole markets a growing line of packaged and frozen fruits and is a produce industry leader in nutrition education and research. Our website address is www.dole.com. Since we have only one stockholder and since our debt securities are not listed or traded on any exchange, we do not make available free of charge, on or through our website, electronically or through paper copies our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, or any amendments to those reports.

Dole’s operations are described below. For detailed financial information with respect to Dole’s business and its operations, see Dole’s Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, which are included in this report.

Overview

We are the world’s leading producer of fresh fruit and fresh vegetables, including a growing line of value-added products. Founded in 1851 in Hawaii, we are one of the world’s largest producers of bananas and pineapples, and an industry leader in packaged fruit products, packaged salads and fresh vegetables. Our most significant products hold the number 1 or number 2 positions in their respective markets. For the fiscal year ended January 3, 2009, we generated revenues of more than $7.6 billion and operating income of approximately $275 million. At January 3, 2009 we had total assets of $4.4 billion.

We provide wholesale, retail and institutional customers around the world with high quality food products that bear the DOLE® trademarks. The DOLE brand was introduced in 1933 and is one of the most recognized brands for fresh and packaged produce in the United States, as evidenced by Dole’s 57% unaided consumer brand awareness — almost three times that of Dole’s nearest competitor, according to a major global research company (TNS NFO). We utilize product quality, brand recognition, competitive pricing, food safety, nutrition education, customer service and consumer marketing programs to enhance our position within the food industry. Consumer and institutional recognition of the DOLE trademarks and related brands and the association of these brands with high quality food products contribute significantly to our leading positions in the markets that we serve.

We source or sell nearly 200 products in more than 90 countries. Our fully-integrated operations include sourcing, growing, processing, distributing and marketing our products. Our products are produced both directly on Dole-owned or leased land and in Dole owned factories and through associated producer and independent grower arrangements under which we provide varying degrees of farming, harvesting, packing, storing, shipping and marketing services.

Industry

The worldwide fresh produce industry enjoys consistent underlying demand and favorable growth dynamics. In recent years, the market for fresh produce has increased faster than the rate of population growth, supported by ongoing trends including greater consumer demand for healthy, fresh and convenient foods, increased retailer square footage devoted to fresh produce, and greater emphasis on fresh produce as a differentiating factor in attracting customers.

Health-conscious consumers are driving much of the growth in demand for fresh produce. Over the past several decades, the benefits of natural, preservative-free foods have become an increasingly significant element of the public dialogue on health and nutrition. As a result, consumption of fresh fruit and vegetables has markedly increased. According to the U.S. Department of Agriculture, Americans consumed an additional 38 pounds of fresh fruit and vegetables per capita in 2006 than they did in 1987.

The North American packaged foods industry is experiencing stable growth, driven by consumer demand for convenient, healthy snacking options. FRUIT BOWLS in plastic cups, introduced by Dole in 1998, and other innovative packaging items, such as fruit in plastic jars and pouches, have steadily displaced the canned alternative. These new products have spurred overall growth in the packaged foods category, while the consumption of traditional canned fruit has declined as consumers opt for fresh products and more innovative packaging.

As food retailers compete in a consolidating industry, they have sought to increase profits by focusing on product categories that are growing and on value-added products, which generally have higher margins. Thus, the higher growth and margins of the fresh produce category compared to the average grocery category are attractive to retailers. As a result, some retailers are reducing dry goods sections of the store, in favor of expanding fresh and chilled items. This trend provides Dole with new product and merchandising opportunities for fresh produce and packaged foods, especially for our value-added lines, such as packaged salads, FRUIT BOWLS and fruit in plastic jars. Fully integrated produce companies, such as Dole, are well positioned to meet the needs of large retailers through the delivery of consistent, high-quality produce, reliable service, competitive pricing and innovative products. In addition, these companies, including Dole, have sought to strengthen relationships with leading retailers through value-added services such as banana ripening and distribution, category management, branding initiatives and establishment of long-term supply agreements.

Competitive Strengths

Our competitive strengths have contributed to our strong historical operating performance and should enable us to capitalize on future growth opportunities:

•	Market Share Leader. Our most significant products hold the number 1 or number 2 positions in their respective markets. We maintain number 1 market share positions in North American bananas, North American iceberg lettuce, celery, cauliflower, and packaged fruit products, including our line of plastic fruit cups called FRUIT BOWLS®, FRUIT BOWLS in Gel, Fruit Parfaits and fruit in plastic jars.

•	Strong Global Brand. Consumer and institutional recognition of the DOLE trademark and related brands and the association of these brands with high quality food products contribute significantly to our leading positions in the markets that we serve. By implementing a global marketing program, we have made the distinctive red “DOLE” letters and sunburst a familiar symbol of freshness and quality recognized around the world. We actively continue to leverage the DOLE brand through product extensions and new product introductions.

•	Valuable Asset Base. We are an asset rich company, which provides significant competitive advantages to our operations and value to our investors. In addition to the DOLE trademark, we have an impressive base of tangible assets. We own 131,000 acres of farms and other land holdings, including 26,000 acres of farmland in Oahu, Hawaii and approximately 2,700 acres of peach orchards in California. We own and operate six modern corrugated box manufacturing plants in Latin America and Asia, allowing us to manufacture our own banana and pineapple boxes, as well as extrude 100% of our plastic bag requirements. We have the largest dedicated refrigerated containerized fleet in the world, which includes 14,800 refrigerated containers, 11 owned and 13 chartered vessels. We own over 60 ripening and distribution centers in Europe and Asia. We own and operate over one million square feet of vegetable processing facilities globally. Additionally, our packaged food business processes its product lines in over 1.9 million square feet of owned manufacturing facilities.

•	State-of-the-Art Infrastructure. Our production, processing, transportation and distribution infrastructure is state-of-the-art, enabling us to efficiently deliver the highest quality and freshest product to our customers. The investments in our infrastructure, including farms, packing houses, box plants, manufacturing facilities and shipping assets, allow for continued growth in the near term. In addition, our market-leading logistics and distribution capabilities allow us to act as a preferred fresh and packaged food provider to leading global supermarkets and mass merchandisers.

•	Refrigerated Supply Chain Management. One of our strongest core competencies is our ability to produce, transport and deliver high-quality perishable products around the world. Dole quality starts right on the farm, and that quality is preserved and protected in our farm-to-customer refrigerated supply chain. Our worldwide network of cold storage — at the farm, on trucks, in containers, on ships and in our distribution centers in the world’s market places — provides a closed-loop cold storage supply chain that enables the worldwide transport of perishable products and is the key to Dole quality and shelf life.

•	Low-Cost Production Capabilities. Dole’s valuable asset base enables us to be a low cost producer in many of our major product lines, including bananas, North American fresh vegetables and packaged fruit products. Over the last several years we have undertaken various initiatives to achieve and maintain this low-cost position, including leveraging our global logistics infrastructure more efficiently. We intend to maintain these low-cost positions through a continued focus on operating efficiency.

•	Diversity of Sourcing Locations. We currently source our fresh fruits and vegetables from 75 countries and distribute products in more than 90 countries. We are not dependent on any one country for the sourcing of our products. The largest concentration of production is in Ecuador, where we sourced approximately 29% of our Latin American bananas in 2008. The diversity of our production sources reduces our risk from exposure to natural disasters and political disruptions in any one particular country.

•	Strong Management Team. Our management team has a demonstrated history of delivering strong operating results through disciplined execution. Our current management team is led by David A. DeLorenzo, who rejoined Dole as President and Chief Executive Officer in June 2007. Under his guidance, Dole’s net revenues have increased from $6.0 billion in 2006 to $7.6 billion in 2008. Over the same period, operating income has increased from $136 million to $275 million. Our senior management team has a total of 110 years of experience at Dole with an average of over 15 years each.

Business Strategy

Key elements of our strategy include:

•	Continue to Leverage our Strong Brand and Market Leadership Position. Our most significant products hold number 1 or number 2 market positions in their respective markets. We intend to maintain those positions and continue to expand our leadership in new product areas as well as with new customers. We have a history of leveraging our strong brand to successfully enter, and in many cases become the largest player in value-added food categories. We intend to continue to evaluate and strategically introduce other branded products in the value-added sectors of our business.

•	Focus on Value-Added Products. We will continue to shift our product mix toward value-added food categories while maintaining and building on our key market leadership positions in commodity fruits and vegetables. For example, we have successfully increased our percentage of revenue from value-added products in our fresh vegetables and packaged foods businesses, where our packaged salad lines and FRUIT BOWL and other non-canned products now account for approximately 53% and 58% of those businesses’ respective revenues. Value-added food categories are growing at a faster rate than traditional commodity businesses and typically generate stronger margins. We plan to continue to address the growing demand for convenient and innovative products by investing in our higher margin, value-added food businesses.

•	Focus on Improving Operating Efficiency and Cash Flow. We intend to continue to focus on profit improvement initiatives and maximizing cash flow by:

•	Analyzing our current customer base and focusing on profitable relationships with strategically important customers;

•	Leveraging our purchasing power to reduce our costs of raw materials;

•	Focusing capital investments to improve productivity; and

•	Selling non-core assets.

•	Improve our Strong Grower Network. In addition to owning and operating our own farms, we have developed a unique worldwide network of over 9,000 farmers who proudly produce to our standards. We not only provide technical agronomic assistance to these growers but also provide organizational assistance to small farmers around the world, allowing them to combine their efforts in a cooperative manner to achieve the economies of scale necessary to compete in the world market. We will continue to focus on the strength of our grower network, which we believe provides us with a sustainable competitive advantage.

•	Promote Education through Dole Nutrition Institute. We seek to play a leading role in nutrition education by promoting the health benefits of a plant-based diet. Given the importance of fruit and vegetable consumption in maintaining a healthy weight, nutrition education is key to addressing the global obesity epidemic. Every day new scientific research reveals ways in which fruits and vegetables help prevent and even reverse disease. Dole is committed to leading the way in expanding the knowledge, growing the foods, and marketing the products that will enable people to lead healthier, more vital lives.

•	Encourage Corporate Social Responsibility. Our approach to corporate social responsibility includes sustainable agricultural practices, community service, employee wellness, provision of social services and worker safety. Our practices demonstrate how the world’s largest provider of fruits and vegetables leads the industry in respect for the environment, worker education and charitable giving, among other aspects of corporate responsibility.

Asset Sales

Dole has established the reduction of its leverage as a key goal. This initiative has two principal dimensions: (1) improving operating results, through leveraging of our strong global brand and market leadership, coupled with a sharp focus on cost reduction and increased operating efficiencies, and (2) paying down debt with the proceeds of asset sales and the increased earnings resulting from improved operating performance. With respect to asset sales, Dole set a goal of selling $200 million in non-core or underperforming assets in 2008, which we have exceeded. During 2008, cash consideration related to our asset sale program totaled approximately $236 million, including sales of land in Hawaii, our fresh-cut flowers headquarters building in Miami, Florida, our citrus and pistachio operations in California, two farms in Chile, a land parcel in Turkey, two older refrigerated ships, a distribution facility in Europe, our JP Fresh and Dole France subsidiaries, and additional acreage located in California.

For 2009, we have set a target of $200 million in asset sales. On January 29, 2009, Dole announced progress on our asset sale program. First, Dole closed the first phase of the sale of our flowers division. With the closing of the first phase, Dole completed the sale of our flowers business and retains only certain real estate of the former flowers division to be sold in the subsequent phases of the transaction. Second, Dole closed on the sale of certain banana properties in Latin America. Third, Dole signed a definitive purchase and sale agreement to sell certain property in North America. The sale closed during March 2009. Dole received net cash proceeds of approximately $83 million from these three transactions. When all phases of the transactions are complete, net proceeds to Dole will be approximately $130 million. The cash proceeds will be used to pay down Dole’s debt under its senior secured credit facilities and/or to reinvest in the business. Pending reinvestment, cash proceeds will be used to pay down Dole’s revolving credit facility.

Business Segments

We have three business segments: fresh fruit, fresh vegetables and packaged foods. The fresh fruit segment contains several operating divisions that produce and market fresh fruit to wholesale, retail and institutional customers worldwide. The fresh vegetables segment contains two operating divisions that produce and market commodity vegetables and packaged vegetables and salads to wholesale, retail and institutional customers, primarily in North America, Europe and Asia. The packaged foods segment contains several operating divisions that produce and market packaged foods including fruit, juices and snack foods. During the second quarter of 2008, we approved and committed to a formal plan to divest our fresh-cut flowers operations, and during the third quarter of 2008 we signed a binding letter of intent to sell these operations. Closing of the first phase of the transaction occurred early in the first quarter of 2009. Accordingly, the results of operations of the fresh-cut flowers segment are reflected as discontinued operations for all periods presented. All of the related assets and liabilities of that segment have been reclassified as held-for-sale.

Fresh Fruit

Our fresh fruit business segment has four primary operating divisions: bananas, European Ripening and Distribution, fresh pineapples and Dole Chile. We believe that we are the industry leader in growing, sourcing, shipping and distributing consistently high-quality fresh fruit. The fresh fruit business segment represented approximately 71% of 2008 consolidated total revenues.

Bananas

We are one of the world’s largest producers of bananas, growing and selling approximately 165 million boxes of bananas annually. We sell most of our bananas under the DOLE brand. We primarily sell bananas to customers in North America, Europe and Asia. We are the number 1 brand of bananas in both the U.S. (an approximate 36% market share) and Japan (an approximate 31% market share) and the number 2 provider in Europe (an approximate 12% market share). In Latin America, we source our bananas primarily in Honduras, Costa Rica, Ecuador, Colombia, Guatemala and Peru, growing on approximately 38,800 acres of company-owned farms and over 90,000 acres of independent producers’ farms. We ship our Latin American bananas to North America and Europe in our refrigerated and containerized shipping fleet. In Asia, we source our bananas primarily in the Philippines. Bananas accounted for approximately 41% of our fresh fruit business segment revenues in 2008.

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

Approximately 90% of our total retail volume in North America is sold under contract. The contracts are typically one year in duration and help to insulate us from fluctuations in the banana spot market. Our principal competitors in the international banana business are Chiquita Brands International, Inc. and Fresh Del Monte Produce, Inc.

During the fourth quarter of 2008, we entered into a binding letter of intent to sell certain portions of our Latin American banana operations. The related assets and liabilities from these operations were reclassified to held-for-sale during the fourth quarter of 2008. The net book value of the Latin banana operations that we agreed to sell is approximately $18 million, and the sale closed during the first quarter of 2009.

European Ripening and Distribution

Our European Ripening and Distribution business distributes DOLE and non-DOLE branded fresh produce in Europe. This business operates 23 ripening and distribution centers in eight countries, predominantly in Western Europe. This is a value-added business for us since European retailers generally do not self-distribute or self-ripen. This business assists us in firmly establishing our European customer relationships. In 2008, European Ripening and Distribution accounted for approximately 41% of our fresh fruit business segment’s revenues.

Fresh Pineapples

We are the number 2 global marketer of fresh pineapples, growing and selling more than 34 million boxes annually. We source our pineapples primarily from Dole-operated farms and independent growers in Latin America, Hawaii, the Philippines and Thailand. We produce and sell several different varieties, including the sweet yellow pineapple. We introduced the sweet yellow pineapple in 1999, and now market a substantial portion of this fruit under the DOLE TROPICAL GOLD® label. Varieties of pineapple other than the sweet pineapples are also used in our packaged products. Our primary competitor in fresh pineapples is Fresh Del Monte Produce, Inc. Pineapples accounted for approximately 7% of our fresh fruit business segment’s revenues in 2008.

Dole Chile

We began our Chilean operations in 1982 and we are the largest exporter of Chilean fruit. We export grapes, apples, pears, stone fruit (e.g., peaches and plums) and kiwifruit from approximately 1,900 Dole-owned or -leased acres and 12,300 contracted acres. The weather and geographic features of Chile are similar to those of the Western United States, with opposite seasons. Accordingly, Chile’s harvest is counter-seasonal to that in the northern hemisphere, offsetting the seasonality in our other fresh fruit. We primarily export Chilean fruit to North America, Latin America and Europe. Our Dole Chile business division accounted for approximately 6% of our fresh fruit business segment’s revenues in 2008.

Fresh Vegetables

Our fresh vegetables business segment operates through two divisions: commodity vegetables and value-added. We source fresh vegetables from Dole-owned and contracted farms. Our value-added products are produced in state-of-the-art processing facilities in Yuma, Arizona, Soledad, California, Springfield, Ohio and Bessemer City, North Carolina. Under arrangements with independent growers, we purchase fresh produce at the time of harvest and are generally responsible for harvesting, packing and shipping the product to our central cooling and distribution facilities. We pursue a balanced growth strategy between our commodity and value-added divisions. In 2008, the value-added division accounted for 53% of our revenues for this segment. The fresh vegetables business segment accounted for approximately 14% of 2008 consolidated total revenues.

Commodity Vegetables

We source, harvest, cool, distribute and market more than 20 different types of fresh and fresh-cut vegetables, including iceberg lettuce, red and green leaf lettuce, romaine lettuce, butter lettuce, celery, cauliflower, broccoli, carrots, brussels sprouts, green onions, asparagus, snow peas and artichokes, as well as fresh strawberries. We sell our commodity products primarily in North America, Asia and, to a lesser extent, Western Europe. In North America, we are the largest supplier of iceberg lettuce, celery and cauliflower, and the third largest producer of strawberries. Our primary competitors in this category include: Tanimura & Antle, Duda, Salyer American and Ocean Mist.

Value-Added

Our value-added vegetable products include packaged salads and packaged fresh-cut vegetables. Our U.S. unit market share of the packaged salads category reported by IRI was approximately 34% for the 2008 fiscal year. New product development continues to drive growth in this area. Our primary competitors in packaged salads include Chiquita Brands International, Inc. (which markets Fresh Express), Ready Pac Produce, Inc. and Taylor Fresh Foods, Inc.

Packaged Foods

Our packaged foods segment produces canned pineapple, canned pineapple juice, fruit juice concentrate, fruit in plastic cups, jars and pouches and fruit parfaits. Most of our significant packaged food products hold the number 1 branded market position in North America. We remain the market leader in the plastic fruit cup category with six of the top ten items in category. Fruit for our packaged food products is sourced primarily in the Philippines, Thailand, the United States and China and packed primarily in four Asian canneries, two in Thailand and two in the Philippines. We have continued to focus on expanding our product range beyond our traditional canned fruit and juice products. FRUIT BOWL and other non-canned products accounted for approximately 58% of the segment’s 2008 revenues.

The trend towards convenience and healthy snacking has generated strong growth in the plastic fruit cup category — which now significantly exceeds the applesauce cup and shelf-stable gelatin cup categories. In fact, Dole now produces more plastic cups than traditional cans. Our FRUIT BOWLS products, introduced in 1998, have achieved significant market share, as evidenced by our 50% dollar market share in the United States during 2008, as reported by IRI. In 2003, Dole introduced fruit in a 24.5 oz. plastic jar, which has attained a 42% dollar market share in the refrigerated and shelf-stable jar category, and a 74% share in the shelf-stable jar category, as reported by IRI. To keep up with demand, we have made substantial investments in our Asian canneries, significantly increasing our FRUIT BOWLS capacity in the past four years. These investments should ensure our position as an industry innovator and low-cost producer.

In the frozen fruit category, Dole is now the number 1 brand in North America and is positioned for continued growth as the innovation leader. New product introductions include our new WILDLY NUTRITIOUStm fruit blends, which offer targeted health benefits, as well as our Sliced Strawberries, which drive consumer convenience. The brand is also in the process of transitioning into a new consumer-friendly, easy-open standup bag.

Our packaged foods segment accounted for approximately 15% of 2008 consolidated revenues.

Discontinued Operations

During the fourth quarter of 2007, we approved and committed to a formal plan to divest our citrus and pistachio operations (“Citrus”) located in central California. During March 2008, we entered into an agreement to sell land and other related assets of Citrus. The sale was completed during the third quarter of 2008, and we received net proceeds of $28.1 million. In addition, during the second quarter of 2008, we approved and committed to a formal plan to divest our fresh-cut flowers operations, and during the third quarter of 2008 we signed a binding letter of intent to sell these operations. The first phase of the transaction closed early in the first quarter of 2009.

Global Logistics

We have significant product sourcing and related operations in Cameroon, Chile, China, Costa Rica, Ecuador, Honduras, Ivory Coast, the Philippines, South Africa, Spain, Thailand and the United States. Significant volumes of Dole’s fresh fruit and packaged products are marketed in Canada, Western Europe, Japan and the United States, with lesser volumes marketed in Australia, China, Hong Kong, New Zealand, South Korea, and other countries in Asia, Europe, and Central and South America.

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

Customers

Our top 10 customers in 2008 accounted for approximately 30% of total revenues. No one customer accounted for more than 6% of total 2008 revenues. Our customer base is highly diversified, both geographically and in terms of product mix. Each of our segments’ largest customers accounted for no more than approximately 20% of that segment’s revenues. Our largest customers are leading global and regional mass merchandisers and supermarkets in North America, Europe and Asia.

Sales and Marketing

We sell and distribute our fruit and vegetable products through a network of fresh produce operations in North America, Europe, Asia and Latin America. Some of these operations involve the sourcing, distribution and marketing of fresh fruits and vegetables while others involve only distribution and marketing. We have regional sales organizations dedicated to servicing major retail and wholesale customers. We also use the services of brokers in certain regions, primarily for sales of packaged fruits and packaged salads. Retail customers include large chain stores with which Dole enters into product and service contracts, typically for a one- or two-year term. Wholesale customers include large distributors in North America, Europe and Asia. We use consumer advertising, marketing and trade spending, to promote new items, bolster our exceptional brand awareness and promote nutrition knowledge.

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

Employees

At January 3, 2009, we had approximately 40,900 full-time permanent employees and 34,900 full-time seasonal or temporary employees, worldwide. Approximately 35% of our employees work under collective bargaining agreements, some of which are in the process of being renegotiated. Certain other bargaining agreements are scheduled to expire in 2009, subject to automatic renewals unless a notice of non-extension is given by the union or us. We have not received any notice yet that a union intends not to extend a collective bargaining agreement. We believe our relations with our employees are generally good.

Trademark Licenses

In connection with the sale of the majority of our juice business to Tropicana Products, Inc. in May of 1995, we received cash payments up front and granted to Tropicana a license, requiring no additional future royalty payments, to use certain DOLE trademarks on certain beverage products. We continue to produce and market DOLE canned pineapple juice and pineapple juice blend beverages, which were not part of the 1995 sale. We have a number of additional license arrangements worldwide, none of which is material to Dole and its subsidiaries, taken as a whole.

Research and Development

Our research and development programs concentrate on sustaining the productivity of our agricultural lands, food safety, nutrition science, product quality, value-added product development, and packaging design. Agricultural research is directed toward sustaining and improving product yields and product quality by examining and improving agricultural practices in all phases of production (such as development of specifically adapted plant varieties, land preparation, fertilization, cultural practices, pest and disease control, post-harvesting, handling, packing and shipping procedures), and includes on-site technical services and the implementation and monitoring of recommended agricultural practices. Research efforts are also directed towards integrated pest management and biological pest control. We develop specialized machinery for various phases of agricultural production and packaging that reduce labor costs, increase efficiency and improve product quality. We conduct agricultural research at field facilities primarily in California, Hawaii, Latin America and Asia. We also sponsor research related to environmental improvements and the protection of worker and community health. The aggregate amounts we spent on research and development in each of the last three years have not been material in any of such years.

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

Compliance with these foreign and domestic laws and related regulations is an ongoing process that is not expected to have a material effect on our capital expenditures, earnings or competitive position. Environmental concerns are, however, inherent in most major agricultural operations, including those conducted by us, and there can be no assurance that the cost of compliance with environmental laws and regulations will not be material. Moreover, it is possible that future developments, such as increasingly strict environmental laws and enforcement policies thereunder, and further restrictions on the use of agricultural chemicals, could result in increased compliance costs.

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

The European Union (“EU”) maintains banana regulations that impose tariffs on bananas. On January 1, 2006, the EU implemented a “tariff only” import regime for bananas. The 2001 EC/U.S. Understanding on Bananas required the EU to implement a tariff only banana import system on or before January 1, 2006, and the EU’s banana regime change was therefore expected by that date.

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

Although all Latin bananas are subject to a tariff of 176 euro per metric ton, the EC had allowed up to 775,000 metric tons of bananas from African, Caribbean, and Pacific (“ACP”) countries to be imported annually to the EU duty-free. This preferential treatment of a zero tariff on up to 775,000 tons of ACP banana imports, as well as the 176 euro per metric ton tariff applied to Latin banana imports, was challenged by Panama, Honduras, Nicaragua, and Colombia in consultation proceedings at the World Trade Organization (“WTO”). In addition, both Ecuador and the United States formally requested the WTO Dispute Settlement Body (“DSB”) to appoint panels to review the matter. In preliminary rulings on December 10, 2007 and February 6, 2008, the DSB ruled against the EU and in favor of Ecuador and the United States, respectively. The DSB publicly issued a final ruling maintaining its preliminary findings in favor of Ecuador on April 7, 2008 and publicly issued its final ruling maintaining its preliminary findings in favor of the United States on May 19, 2008.

The DSB issued its final and definitive written rulings in favor of Ecuador and the United States on November 27, 2008, concluding that the 176 euro per metric ton tariff is inconsistent with WTO trade rules. The DSB also considered that the prior duty-free tariff reserved for ACP countries was inconsistent with WTO trade rules but also recognized that, with the current entry into force of Economic Partnership Agreements (“EPAs”) between the EU and ACP countries, ACP bananas now may have duty-free, quota-free access to the EU market.

Dole expects that the current tariff applied to Latin banana imports will be lowered in order that the EU may comply with these DSB rulings and with the WTO trade rules. The DSB rulings did not indicate the amount the EU banana tariff should be lowered, and we encourage a timely resolution through negotiations among the EU, the U.S., and the Latin banana producing countries. Without the specifics of any proposed tariff reduction or the EU’s proposed timetable for such tariff reduction, we cannot yet determine what potential effects this outcome will have for Dole; however, we believe that the DSB rulings were a favorable outcome in that the EU banana tariff should be lowered.

Seasonality

Our sales volumes remain relatively stable throughout the year. We experience seasonal earnings characteristics, predominantly in the fresh fruit segment, because fresh fruit prices traditionally are lower in the second half of the year, when summer fruits are in the markets. Our packaged foods segment experiences peak demand during certain well-known holidays and observances; the impact is less than in the fresh-fruit segment.

Item 1A.	Risk Factors

RISK FACTORS

In addition to the risk factors described elsewhere in this Form 10-K, you should consider the following risk factors. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known or that we currently believe to be less significant may also adversely affect us.

Adverse weather conditions, natural disasters, crop disease, pests and other natural conditions can impose significant costs and losses on our business.

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

Fresh produce is also vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions. For example, black sigatoka is a fungal disease that affects banana cultivation in most areas where they are grown commercially. The costs to control this disease and other infestations vary depending on the severity of the damage and the extent of the plantings affected. Moreover, there can be no assurance that available technologies to control such infestations will continue to be effective. These infestations can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.

Our business is highly competitive and we cannot assure you that we will maintain our current market share.

Many companies compete in our different businesses. However, only a few well-established companies operate on both a national and a regional basis with one or several branded product lines. We face strong competition from these and other companies in all our product lines.

Important factors with respect to our competitors include the following:

•	Some of our competitors may have greater operating flexibility and, in certain cases, this may permit them to respond better or more quickly to changes in the industry or to introduce new products and packaging more quickly and with greater marketing support.

•	Several of our packaged food product lines are sensitive to competition from national or regional brands, and many of our product lines compete with imports, private label products and fresh alternatives.

•	We cannot predict the pricing or promotional actions of our competitors or whether those actions will have a negative effect on us.

There can be no assurance that we will continue to compete effectively with our present and future competitors, and our ability to compete could be materially adversely affected by our leveraged position. See Item 1 — “Business.”

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

We distribute our products in more than 90 countries throughout the world. Our international sales are usually transacted in U.S. dollars, and European and Asian currencies. Our results of operations are affected by fluctuations in currency exchange rates in both sourcing and selling locations. Although we enter into foreign currency exchange forward contracts from time to time to reduce our risk related to currency exchange fluctuation, our results of operations may still be impacted by foreign currency exchange rates, primarily the yen-to-U.S. dollar and euro-to-U.S. dollar exchange rates. For instance, we currently estimate that a 10% strengthening of the U.S. dollar relative to the Japanese yen, euro and Swedish krona would have reduced 2008 operating income by approximately $76 million excluding the impact of foreign currency exchange hedges. Because we do not hedge against all of our foreign currency exposure, our business will continue to be susceptible to foreign currency fluctuations.

Increases in commodity or raw product costs, such as fuel, paper, plastics and resins, could adversely affect our operating results.

Many factors may affect the cost and supply of fresh produce, including external conditions, commodity market fluctuations, currency fluctuations, changes in governmental laws and regulations, agricultural programs, severe and prolonged weather conditions and natural disasters. Increased costs for purchased fruit and vegetables have in the past negatively impacted our operating results, and there can be no assurance that they will not adversely affect our operating results in the future.

The price of various commodities can significantly affect our costs. For example, the price of bunker fuel used in shipping operations, including for fuel used in ships that we own or charter, is an important variable component of transportation costs. Our fuel costs have increased substantially in recent years, and there can be no assurance that there will not be further increases in the future. In addition, fuel and transportation cost is a significant component of the price of much of the produce that we purchase from growers or distributors, and there can be no assurance that we will be able to pass on to our customers the increased costs we incur in these respects.

The cost of paper and tinplate are also significant to us because some of our products are packed in cardboard boxes or cans for shipment. If the price of paper or tinplate increases and we are not able to effectively pass these price increases along to our customers, then our operating income will decrease. Increased costs for paper and tinplate have in the past negatively impacted our operating income, and there can be no assurance that these increased costs will not adversely affect our operating results in the future.

We face risks related to our former use of the pesticide DBCP.

We formerly used dibromochloropropane, or DBCP, a nematocide that was used on a variety of crops throughout the world. The registration for DBCP with the U.S. government was cancelled in 1979 based in part on an apparent link to male sterility among chemical factory workers who produced DBCP. There are a number of pending lawsuits in the United States and other countries against the manufacturers of DBCP and the growers, including us, who used it in the past. The cost to defend or settle these lawsuits, and the costs to pay any judgments or settlements resulting from these lawsuits, or other lawsuits which might be brought, could have a material adverse effect on our business, financial condition or results of operations. See Item 3 — “Legal Proceedings — DBCP Cases.”

Our substantial indebtedness could adversely affect our operations, including our ability to perform our obligations under the notes and our other debt obligations.

Our substantial indebtedness could have important consequences to you. For example, our substantial indebtedness may:

•	make it more difficult for us to satisfy our obligations, including the obligations relating to our debt obligations;

•	limit our ability to borrow additional amounts in the future for working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy or other purposes or make such financing more costly;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate purposes;

•	expose us to the risk of increased interest rates, as certain of our borrowings are at variable rates of interest;

•	require us to sell assets (beyond those assets currently classified as “assets held-for-sale”) to reduce indebtedness or influence our decisions about whether to do so;

•	increase our vulnerability to competitive pressures and to general adverse economic and industry conditions, including fluctuations in market interest rates or a downturn in our business;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	restrict us from making strategic acquisitions or pursuing business opportunities;

•	place us at a disadvantage compared to our competitors that have relatively less indebtedness; and

•	limit, along with the restrictive covenants in our credit facilities and debt security indentures, among other things, our ability to borrow additional funds.

Restrictive covenants in our debt instruments restrict or prohibit our ability to engage in or enter into a variety of transactions, which could adversely restrict our financial and operating flexibility and subject us to other risks.

The indentures governing our senior notes due 2010, our senior notes due 2011, our debentures due 2013 and our senior secured notes due 2014, and our senior secured credit facilities, contain various restrictive covenants that limit our and our subsidiaries’ ability to take certain actions. In particular, these agreements limit our and our subsidiaries’ ability to, among other things:

•	incur additional indebtedness;

•	make restricted payments (including paying dividends on, redeeming or repurchasing our capital stock);

•	issue preferred stock of subsidiaries;

•	make certain investments or acquisitions;

•	create liens on our assets to secure debt;

•	engage in certain types of transactions with affiliates;

•	place restrictions on the ability of restricted subsidiaries to make payments to us;

•	merge, consolidate or transfer substantially all of our assets; and

•	transfer and sell assets.

We are subject to a “springing covenant” in our asset based lending revolving credit facility, which would only become effective if the availability under our revolving credit facility were to fall below $35 million for any eight consecutive business days, which it has never done during the life of such facility. As of the last day of the fiscal year ending January 3, 2009, we had $172.8 million of availability under our revolving credit facility. In the event that such availability were to fall below $35 million for such eight consecutive business day period, the “springing covenant” would require that our fixed charge coverage ratio, defined as (x) consolidated EBITDA for the four consecutive fiscal quarters then most recently ended, divided by (y) consolidated fixed charges for such four fiscal quarter period, equal or exceed 1.00:1.00. The most recent calculation of the fixed charge coverage ratio was performed as of the end of the fiscal year 2008, at which time the ratio equaled 1.38:1.00.

With respect to limitations on asset sales, we are permitted by our senior secured credit facilities and our note and debenture indentures to sell up to $100 million of any of our assets in any fiscal year, and we are permitted to sell an unlimited amount of additional assets that are not material to the operations of Dole Food Company, Inc. and its subsidiaries, so long as we comply, on a pro forma basis, with the first priority senior secured leverage ratio test set forth in the following paragraph, as of the last day of the most recently completed four fiscal quarter test period for which financial statements are available. In general, 75% of any asset sale proceeds must be in the form of cash, cash equivalents or replacement assets, and the proceeds must be reinvested in the business within 12 months (pending which they may be used to repay revolving debt) or used to permanently pay down term debt or revolving debt under our senior secured credit facilities.

In addition, pursuant to the recently adopted amendments to our senior secured term credit facility, we must keep our first priority senior secured leverage ratio at or below: 3.25 to 1.00 as of the last day of the fiscal quarters ending March 28, 2009 through October 10, 2009; 3.00 to 1.00 as of the last day of the fiscal quarters ending January 2, 2010 through March 26, 2011; 2.75 to 1.00 as of the last day of the fiscal quarters ending June 18, 2011 through March 24, 2012; and 2.50 to 1.00 as of the last day of the fiscal quarters ending June 16, 2012 through March 23, 2013. The first priority senior secured leverage ratio, for each such date, is the ratio of our Consolidated First Priority Secured Debt to our Consolidated EBITDA (as such terms are defined in the amended senior secured term credit facility) for the four consecutive fiscal quarter period most recently ended on or prior to such date. At January 3, 2009, the first priority senior secured leverage ratio would have been less than 3.00 to 1.00.

Any or all of these covenants could have a material adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations. Any future debt could also contain financial and other covenants more restrictive than those imposed under our senior secured credit facilities and the indentures governing our debt securities.

A breach of a covenant or other provision in any debt instrument governing our current or future indebtedness could result in a default under that instrument and, due to cross-default and cross-acceleration provisions, could result in a default under our other debt instruments. Upon the occurrence of an event of default under the senior secured credit facilities or any other debt instrument, lenders representing more than 50% of our senior secured term credit facility or more than 50% of our senior secured revolving credit facility, or the indenture trustees or holders of at least 25% of any series of our debt securities could elect to declare all amounts outstanding to be immediately due and payable and, with respect to the revolving credit and letter of credit components of our senior secured credit facilities, terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them, if any, to secure the indebtedness. If the lenders under our current or future indebtedness were to so accelerate the payment of the indebtedness, we cannot assure you that our assets or cash flow would be sufficient to repay in full our outstanding indebtedness, in which event we likely would seek reorganization or protection under bankruptcy or other, similar laws.

We may be unable to generate sufficient cash flow to service our debt obligations.

To service our debt, we require a significant amount of cash. Our ability to generate cash, make scheduled payments or refinance our obligations depends on our successful financial and operating performance. Our financial and operating performance, cash flow and capital resources depend upon prevailing economic conditions and various financial, business and other factors, many of which are beyond our control. These factors include among others:

•	economic and competitive conditions;

•	changes in laws and regulations;

•	operating difficulties, increased operating costs or pricing pressures we may experience; and

•	delays in implementing any strategic projects.

If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. If we are required to take any actions referred to above, it could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that we would be able to take any of these actions on terms acceptable to us, or at all, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various debt agreements, in any of which events the default and cross-default risks set forth in the immediately preceding risk factor would become relevant.

In connection with our recent refinancing of our 2009 senior notes, we amended our senior secured credit facilities in order to be able to grant liens under the senior secured notes due 2014. Such amendments, among other things, did the following: (i) increase the applicable margin for (x) the term loan facilities to LIBOR plus 5.00% or the base rate plus 4.00% subject to a 50 basis points step down if the priority senior secured leverage ratio is less than or equal to 1.75 to 1.00 and (y) for the revolving credit facility, to a range of LIBOR plus 3.00% to 3.50% or the base rate plus 2.00% to 2.50% and (ii) provide for a LIBOR floor of 3.00% per annum for our term loan facilities. The resulting increase in the interest rates under the senior secured credit facilities, as well as the increased interest rate of the 2014 notes as compared to the 2009 notes, will have a material effect upon our cash available to fund operations, make capital expenditures or repay our debt, as compared to prior periods.

Furthermore, our 7.25% senior notes are due on June 15, 2010. At present, $400 million in principal amount of these senior notes are outstanding. Although we are analyzing different refinancing and repayment alternatives, if they are not sufficient to refinance and/or repay all of the 2010 notes, and some of the 2010 notes remain outstanding after the maturity date, an event of default would occur under the indenture governing the 2010 notes. If such an event of default were to occur, it would constitute an event of default under the cross-default provisions of our other senior notes and debentures indentures and of our senior secured credit facilities, in which event the indenture trustee or holders of at least 25% of the senior notes or debentures of any series, or lenders representing more than 50% of our senior secured term credit facility or more than 50% of our senior secured revolving debt facility could give notice of acceleration with respect to such series or facility, as appropriate, in which event we likely would seek reorganization or protection under bankruptcy or other, similar laws.

A breach of a covenant or other provision or failure to pay under our parent’s loan agreement may result in a default under our senior secured credit facilities.

Our parent, DHM Holding Company, Inc., entered into an amended and restated loan agreement for $135 million on March 17, 2008 in connection with its investment in Westlake Wellbeing Properties, LLC. The obligations under such loan agreement mature on March 3, 2010. In addition, a $20 million principal payment on the loan is due on June 17, 2009. Failure to make this payment when due would give lenders under this loan agreement the right to accelerate that debt. Because our parent is a party to our senior secured credit facilities, any failure of our parent to pay the $20 million principal payment by June 17, 2009 or any other default under the parent’s agreement would result in a default under our senior secured credit facilities under the existing cross-default and cross-acceleration provisions set forth in those senior secured credit facilities. If such a default were to occur, our senior secured credit facilities could be declared due at the request of the lenders holding a majority of our senior secured debt under the applicable agreement and unless the default were waived we would no longer have the ability to request advances or letters of credit under our revolving credit facility. The acceleration of the indebtedness under our senior secured credit facilities would also allow the indenture trustees or holders of 25% or more in principal amount of any series of our notes or debentures the right to accelerate the maturity of such series. Although our parent has assured us that it expects to have sufficient funds available from its shareholders to timely make the $20 million principal payment by June 17, 2009, we cannot assure you that this will occur.

Pursuant to the indenture governing our newly issued 13.875% senior secured notes due 2014, Dole cannot pay a dividend (other than a stock dividend payable in qualified capital stock) if there is a continuing default or event of default, if our consolidated fixed charge coverage ratio would be less than or equal to 2.0:1.0 (as of January 3, 2009, it exceeded 2.25:1.00), or if the sum of all dividends paid after March 18, 2009 would exceed the sum of: $15 million; plus (after our 7.25% senior notes due 2010 are no longer outstanding, and only if our consolidated leverage ratio would be less than or equal to 4.00:1.00 (at January 3, 2009, that ratio exceeded 5.00:1.00)) 50% of our cumulative consolidated net income (or, if negative, 100% of such loss) beginning March 29, 2009; plus 100% of the value of any contribution to capital received or proceeds from the issuance of qualified capital stock (or, from the sale of warrants, options, or other rights to acquire the same); plus 100% of the net cash proceeds of any equity contribution received from a holder of our capital stock; plus the aggregate amount returned in cash on or with respect to investments (other than “Permitted Investments,” as defined in the indenture) made after March 18, 2009; plus the value we receive from the disposition of all or any portion of such investments; plus the fair market value of any unrestricted subsidiary that is redesignated as a restricted subsidiary. Dole currently expects that as a result of these provisions the amount of dividends that Dole will be able to pay will be limited to no more than $15 million in 2009. In the event that our parent does not receive sufficient funds from its shareholders to make the entire $20 million payment by June 17, 2009 described above, there can be no assurance that we would be able to make a dividend to our parent to cover any such shortfall, in which event the consequences set forth in the first paragraph of this risk factor would occur.

As noted above, upon the occurrence of an event of default under the senior secured credit facilities, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness. If the lenders under our current or future indebtedness accelerate the payment of the indebtedness or if any amounts are accelerated under our existing senior notes, we cannot assure you that our assets or cash flow would be sufficient to repay in full our outstanding indebtedness, in which event we likely would seek reorganization or protection under bankruptcy or other, similar laws.

We may not have sufficient funds, or be permitted by our senior secured credit facilities, to repurchase our senior notes due 2010, our senior notes due 2011, our debentures due 2013 and/or our senior secured notes due 2014 upon a change of control.

In the event of a “change of control” (as defined in the indentures governing our notes and debentures), we must offer to purchase the notes and debentures at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of repurchase. In the event that we are required to make such an offer, there can be no assurance that we would have sufficient funds available to purchase all or any of the notes or debentures, and we may be required to refinance them. There can be no assurance that we would be able to accomplish a refinancing or, if a refinancing were to occur, that it would be accomplished on commercially reasonable terms.

Our senior secured credit facilities prohibit us from repurchasing any of our notes or debentures, except under limited circumstances. Our senior secured credit facilities also provide that certain change of control events would constitute an event of default. In the event a change of control occurs at a time when we are prohibited from purchasing our notes and debentures, we could seek the consent of the lenders under our senior secured credit facilities to purchase notes and debentures. If we did not obtain such a consent, we would remain prohibited from purchasing the notes and debentures. In this case, our failure to so purchase would constitute an event of default under the indentures governing the notes and debentures. The cross-default provisions in our senior secured credit facilities and in the indentures governing our debt securities have been described in the preceding risk factors.

The change of control provisions in the indentures governing our notes and debentures may not be triggered in the event we consummate a highly leveraged transaction, reorganization, restructuring, merger or other similar transaction, unless such transaction constitutes a change of control under the definition set forth in the indentures. Such a transaction may not involve a change in voting power or beneficial ownership or, even if it does, may not involve a change in the magnitude required under the definition of change of control in the indentures to trigger our obligation to repurchase the notes and debentures. Except as otherwise described above, the indentures do not contain provisions that permit the holders of the notes and debentures to require us to repurchase or redeem the notes or debentures in the event of a takeover, recapitalization or similar transaction.

Some of our debt, including the borrowings under our senior secured credit facilities, is based on variable rates of interest, which could result in higher interest expenses in the event of an increase in interest rates.

As of January 3, 2009, $1.0 billion, or 47% of our total indebtedness, was subject to variable interest rates. If we borrow additional amounts under the revolving portion of our senior secured credit facilities, the interest rates on those borrowings may vary depending on the base rate or Eurodollar Rate (LIBOR). A 1% increase in the weighted average interest rates on our variable rate debt outstanding as of January 3, 2009, would result in higher interest expense of approximately $10 million per year.

The financing arrangements for the going-private merger transactions in 2003 may increase our exposure to tax liability.

A portion of our senior secured credit facilities have been incurred by our foreign subsidiaries and were used to fund the going-private merger transactions in 2003 through which Mr. Murdock became our sole, indirect stockholder. Although we believe, based in part upon the advice of our tax advisors, that our tax treatment of such transactions was appropriate, it is possible that the Internal Revenue Service could seek to characterize the going-private merger and related financing transactions in a manner that could result in the immediate recognition of taxable income by us. These transactions are currently being reviewed by the Internal Revenue Service as part of our 2003 federal income tax audit. Any immediate recognition of taxable income would result in utilization of available tax losses, and could also potentially result in a material tax liability, which could have a material adverse effect on our business, results of operations and financial condition.

We face other risks in connection with our international operations.

Our operations are heavily dependent upon products grown, purchased and sold internationally. In addition, our operations are a significant factor in the economies of many of the countries in which we operate, increasing our visibility and susceptibility to legal or regulatory changes. These activities are subject to risks that are inherent in operating in foreign countries, including the following:

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

Banana imports from Latin America are subject to a tariff of 176 euros per metric ton for entry into the EU market. Under the EU’s previous banana regime, banana imports from Latin America were subject to a tariff of 75 euros per metric ton and were also subject to both import license requirements and volume quotas. These license requirements and volume quotas had the effect of limiting access to the EU banana market. The increase in the applicable tariff and the elimination of the volume restrictions applicable to Latin American bananas may increase volatility in the market, which could materially adversely affect our business, results of operations or financial condition. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Other Matters.”

In 2005, we received a tax assessment from Honduras of approximately $137 million (including the claimed tax, penalty, and interest through the date of assessment) relating to the disposition of all of our interest in Cervecería Hondureña, S.A in 2001. We have been contesting the tax assessment. See Item 3 — “Legal Proceedings.”

We may be required to pay significant penalties under European antitrust laws.

The European Commission (the “EC”) issued a decision imposing a €45.6 million fine against Dole and its German subsidiary (the “Decision”) on October 15, 2008. On December 24, 2008, we appealed the Decision by filing an Application for Annulment (the “Application”) with the European Court of First Instance (the “CFI”).

On December 3, 2008, the EC agreed in writing that if Dole made an initial payment of $10 million to the EC on or before January 22, 2009, then the EC would stay the deadline for a provisional payment, or coverage by a prime bank guaranty, of the remaining balance (plus interest as from January 22, 2009), until April 30, 2009. Dole made this initial $10 million payment on January 21, 2009.

We believe that we have not violated the European competition laws and that our Application has substantial legal merit, both for an annulment of the Decision and fine in their entirety, or for a substantial reduction of the fine, but no assurances can be given that we will be successful on appeal. Furthermore, the initial payment and provision of a prime bank guaranty could materially impact our liquidity. We cannot predict the timing or outcome of our appeal of the European Commission’s Decision. See Item 3 — “Legal Proceedings — European Union Antitrust Inquiry.”

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

Our worldwide operations are subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including laws and regulations governing the use and disposal of pesticides and other chemicals. These regulations directly affect day-to-day operations, and violations of these laws and regulations can result in substantial fines or penalties. There can be no assurance that these fines or penalties would not have a material adverse effect on our business, results of operations and financial condition. To maintain compliance with all of the laws and regulations that apply to our operations, we have been and may be required in the future to modify our operations, purchase new equipment or make capital improvements. Further, we may recall a product (voluntarily or otherwise) if we or the regulators believe it presents a potential risk. In addition, we have been and in the future may become subject to lawsuits alleging that our operations caused personal injury or property damage.

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

The use of herbicides and other potentially hazardous substances in our operations may lead to environmental damage and result in increased costs to us.

We use herbicides and other potentially hazardous substances in the operation of our business. We may have to pay for the costs or damages associated with the improper application, accidental release or the use or misuse of such substances. Our insurance may not be adequate to cover such costs or damages or may not continue to be available at a price or under terms that are satisfactory to us. In such cases, payment of such costs or damages could have a material adverse effect on our business, results of operations and financial condition.

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

As of January 3, 2009, approximately 35% of our employees worldwide worked under various collective bargaining agreements. Some of our collective bargaining agreements will expire in fiscal 2009. Our other collective bargaining agreements will expire in later years. While we believe that our relations with our employees are good, we cannot assure you that we will be able to negotiate these or other collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages. A prolonged labor dispute, which could include a work stoppage, could have a material adverse effect on the portion of our business affected by the dispute, which could impact our business, results of operations and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following is a description of our significant properties.

North America

We own our executive office facility in Westlake Village, California, and lease a divisional office in Monterey, California, from an affiliate.

Our Hawaii operations are located on the island of Oahu and total approximately 26,000 acres, which we own. Of the total acres owned, we farm pineapples on 2,700 acres and coffee and cacao on an additional 195 acres. The remaining acres are leased or are in pastures and forest reserves. As of January 3, 2009, approximately 9,000 acres were classified as assets held-for-sale. Other Hawaii land parcels are currently under evaluation for potential sale.

We own approximately 1,300 acres of farmland in California, and lease approximately 12,600 acres of farmland in California and 4,300 acres in Arizona in connection with our vegetable and berry operations. The majority of this acreage is farmed under joint growing arrangements with independent growers, while we farm the remainder. We own cooling, packing and shipping facilities in Marina, Gonzales and Huron, California. Additionally, we have partnership interests in facilities in Yuma, Arizona and Salinas, California, and leases in facilities in the following California cities: Oxnard, Monterey and Watsonville. We own and operate state-of-the-art, packaged salad and vegetable plants in Yuma, Arizona, Soledad, California, Springfield, Ohio and Bessemer City, North Carolina.

We own approximately 2,700 acres of peach orchards in California of which we farm 1,300 acres. At January 3, 2009, approximately 600 acres were classified as assets held-for-sale. We also own and operate a plant in Atwater, California that produces individually quick frozen fruit, and lease a production facility located in Decatur, Michigan.

Latin America

We own offices in San Jose, Costa Rica, and La Ceiba, Honduras. We also lease offices in Chile, Costa Rica, Ecuador and Guatemala.

We produce bananas directly from owned plantations in Costa Rica, Ecuador and Honduras as well as through associated producers or independent growing arrangements in those countries and others, including Guatemala and Colombia. We own approximately 33,600 acres in Costa Rica, 3,900 acres in Ecuador and 28,400 acres in Honduras, all related to banana production, although some of the acreage is not presently under production.

During the fourth quarter of 2008, we entered into a binding letter of intent to sell certain portions of our Latin American banana operations. The related assets and liabilities from these operations were reclassified to held-for-sale during the fourth quarter of 2008. The net book value of the Latin banana operations that we have agreed to sell is approximately $18 million, and the sale closed during the first quarter of 2009.

We own approximately 8,100 acres of land in Honduras, 7,300 acres of land in Costa Rica and 3,000 acres of land in Ecuador, all related to pineapple production, although some of the acreage is not presently under production. We also own a juice concentrate plant in Honduras for pineapple and citrus. Pineapple is grown primarily for the fresh produce market.

We grow grapes, stone fruit, kiwi and pears on approximately 1,900 acres owned or leased by us in Chile. We own or operate 11 packing and cold storage facilities, a corrugated box plant and a wooden box plant in Chile. In addition, we operate a fresh-cut salad plant and a small local fruit distribution company in Chile. We own or operate a packing and cooling plant and a local fruit distribution company in Argentina.

We also own and operate corrugated box plants in Costa Rica, Ecuador and Honduras.

We indirectly own 35% of Bananapuerto, an Ecuadorian port, and operate the port pursuant to a port services agreement signed in 2002, the term of which is up to 30 years.

Dole Latin America operates a fleet of seven refrigerated container ships, of which four are owned, two are under long-term capital leases and one is long-term chartered. In addition, Dole Latin America operates a fleet of 17 breakbulk refrigerated ships, of which seven are owned, nine are long-term chartered and one is chartered for one year. We also cover part of our requirements under contracts with existing liner services and occasionally charter vessels for short periods on a time or voyage basis as and when required. We own or lease approximately 14,800 refrigerated containers, 2,000 dry containers, 5,900 chassis and 4,800 generator sets worldwide.

Asia

We operate a pineapple plantation of approximately 33,900 leased acres in the Philippines. Approximately 18,500 acres of the plantation are leased to us by a cooperative of our employees that acquired the land pursuant to agrarian reform law. The remaining 15,400 acres are leased from individual land owners. Two multi-fruit canneries, a blast freezer, cold storage, a juice concentrate plant, a box forming plant, a can and drum manufacturing plant, warehouses, wharf and a fresh fruit packing plant, each owned by us, are located at or near the pineapple plantation.

We own and operate a tropical fruit cannery and a multi-fruit processing factory in central Thailand and a second tropical fruit cannery in southern Thailand. Dole also grows pineapple in Thailand on approximately 3,800 acres of owned land, not all of which are currently under cultivation.

We produce bananas and papaya from 32,400 acres of leased land in the Philippines and also source these products through associated producers or independent growing arrangements in the Philippines. A plastic extruding plant and a box forming plant, both owned by us, are located near the banana plantations. We also operate banana ripening and distribution centers in Hong Kong, South Korea, Taiwan, The People’s Republic of China, the Philippines and New Zealand.

Bananas are also grown on 1,000 acres of leased land in Australia.

Additionally, we source products from over 1,100 Japanese farmers through independent growing arrangements.

Europe

We maintain our European headquarters in Paris, France and have major regional offices in Antwerp, Belgium, Prague, Czech Republic, Hamburg, Germany, Lübeck, Germany, Milan, Italy, Madrid, Spain, Athens, Greece, Helsingborg, Sweden and Cape Town, South Africa, which are leased from third parties.

We operate and own one banana ripening, produce and flower distribution center in Sweden, two banana ripening and produce distribution facilities in Spain, two in Germany, one in Turkey and one in Italy. We also operate and lease three banana ripening, produce and flower distribution centers in Sweden, four banana ripening and produce distribution facilities in Spain, one in Portugal, three in Italy, one in Belgium, two in Austria, and three in Germany. We have a minority interest in a French company, Compagnie Fruitière, that owns a majority interest in banana and pineapple plantations in Cameroon, Ghana and the Ivory Coast. During the fourth quarter of 2008, Compagnie Fruitière acquired our JP Fresh subsidiary in the United Kingdom and Dole France subsidiary which operate banana ripening and distribution facilities. We are also the majority owner in a company operating a port terminal and distribution facility in Livorno, Italy.

In addition, we own Saba Fresh Cuts AB, which owns and operates a state-of-the-art, packaged salad and vegetable plant in Helsingborg, Sweden.

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

Currently there are 249 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP or seeking enforcement of Nicaragua judgments. In addition, there are 150 labor cases pending in Costa Rica under that country’s national insurance program.

Thirty-three of the 249 lawsuits are currently pending in various jurisdictions in the United States. Eighteen lawsuits in Los Angeles Superior Court brought by foreign workers who alleged exposure to DBCP in countries where Dole did not even have operations during the relevant period, are to be dismissed without prejudice by March 30, 2009 pursuant to a tolling agreement which terminates on December 31, 2012. Two additional lawsuits in Texas and in Hawaii were also dismissed. On April 21-23, 2009 the Los Angeles Superior Court will hold a scheduled hearing on an order to show cause as why the two pending lawsuits (including the case with a previous trial date of September 10, 2009) brought by Nicaraguan plaintiffs should not be terminated with prejudice, pursuant to the court’s stated inherent power and responsibility to terminate litigation if deliberate and egregious misconduct makes any sanctions other than dismissal inadequate to ensure a fair trial. One of two U.S. law firms representing the plaintiffs in these two pending lawsuits has filed a notice of discharge of attorneys of record; and the second law firm has filed a motion to be relieved as counsel for the plaintiffs. Another case pending in Hawaii Superior Court with 10 plaintiffs from Costa Rica, Guatemala, Ecuador and Panama currently has a trial date of January 18, 2010. The remaining cases are pending in Latin America and the Philippines. Claimed damages in DBCP cases worldwide total approximately $44.5 billion, with lawsuits in Nicaragua representing approximately 88% of this amount. Typically in these cases the Company is a joint defendant with the major DBCP manufacturers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against the Company.

One case pending in Los Angeles Superior Court with 12 Nicaraguan plaintiffs initially resulted in verdicts which totaled approximately $5 million in damages against Dole in favor of six of the plaintiffs. As a result of the court’s March 7, 2008 favorable rulings on Dole’s post-verdict motions, including, importantly, the court’s decision striking down punitive damages in the case on U.S. Constitutional grounds, the damages against Dole have now been reduced to $1.58 million in total compensatory awards to four of the plaintiffs; and the court granted Dole’s motion for a new trial as to the claims of one of the plaintiffs. The parties in this lawsuit have filed appeals. Once the court makes its determination of costs, the Company will file an appeal bond, which will further stay the judgment pending the resolution of the appeal. Additionally, the court appointed a mediator to explore possible settlement of all DBCP cases currently pending before the court.

In Nicaragua, 196 cases are currently filed (of which 20 are active) in various courts throughout the country, all but one of which were brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional. Thirty-two cases have resulted in judgments in Nicaragua: $489.4 million (nine cases consolidated with 468 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; $64.8 million (one case with 86 claimants) on June 15, 2004; $27.7 million (one case with 39 claimants) on March 17, 2005; $98.5 million (one case with 150 claimants) on August 8, 2005; $46.4 million (one case with 62 claimants) on August 20, 2005; $809 million (six cases consolidated with 1,248 claimants) on December 1, 2006; $38.4 million (one case with 192 claimants) on November 14, 2007; and $357.7 million (eight cases with 417 claimants) on January 12, 2009, which the Company recently learned of unofficially. Except for the latest one, the Company has appealed all judgments, with Dole’s appeal of the August 8, 2005 $98.5 million judgment and of the December 1, 2006 $809 million judgment currently pending before the Nicaragua Court of Appeal. Dole will appeal the $357.7 million judgment once it has been served.

The 20 active cases are currently pending in civil courts in Managua (9), Chinandega (10) and Puerto Cabezas (1), all of which have been brought under Law 364 except for one of the cases pending in Chinandega. In 2 of the 9 cases in Managua (Dole has not been ordered to answer in seven cases), the Company has sought to have the cases returned to the United States pursuant to Law 364. Dole’s requests are still pending and the Company expects to make similar requests in the remaining seven cases at the appropriate time. In four of the 10 cases in Chinandega (Dole has not been ordered to answer in six cases), the Company has sought to have the cases returned to the United

States pursuant to Law 364. In one case, the Chinandega court has ordered the plaintiffs to respond to our request; in two cases, the court had denied the Company’s requests, and Dole has appealed that decision; and in the other case, the court has not yet ruled on Dole’s request. In the one case in Puerto Cabezas, the Company has sought to have the case returned to the United States, and Dole has appealed the court’s denial of the Company’s request.

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

Claimants have also sought to enforce the Nicaraguan judgments in Colombia, Ecuador, and Venezuela. In addition, there is one case pending in the U.S. District Court in Miami, Florida seeking enforcement of the August 8, 2005 $98.5 million Nicaraguan judgment. This case is currently stayed. In Venezuela, the claimants have attempted to enforce five of the Nicaraguan judgments in that country’s Supreme Court: $489.4 million (December 11, 2002); $82.9 million (February 25, 2004); $15.7 million (May 25, 2004); $56.5 million (June 14, 2004); and $64.8 million (June 15, 2004). These cases are currently inactive. An action filed to enforce the $27.7 million Nicaraguan judgment (March 17, 2005) in the Colombian Supreme Court was dismissed. In Ecuador, the claimants attempted to enforce the five Nicaraguan judgments issued between February 25, 2004 through June 15, 2004 in the Ecuador Supreme Court. The First, Second and Third Chambers of the Ecuador Supreme Court issued rulings refusing to consider those enforcement actions on the ground that the Supreme Court was not a court of competent jurisdiction for enforcement of a foreign judgment. The plaintiffs subsequently refiled those five enforcement actions in the civil court in Guayaquil, Ecuador. Two of these subsequently filed enforcement actions have been dismissed by the 3rd Civil Court — $15.7 million (May 25, 2004) — and the 12th Civil Court — $56.5 million (June 14, 2004) — in Guayaquil; plaintiffs have sought reconsideration of those dismissals. The remaining three enforcement actions are still pending.

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

The Decision follows a Statement of Objections, issued by the EC on July 25, 2007, and searches carried out by the EC in June 2005 at certain banana importers and distributors, including two of Dole’s offices. On November 28 and 29, 2007, the EC conducted searches of certain of the Company’s offices in Italy and Spain, as well as of other companies’ offices located in these countries.

Dole received the Decision on October 21, 2008 and appealed the Decision on December 24, 2008.

On December 3, 2008, the EC agreed in writing that if Dole makes an initial payment of $10 million to the EC on or before January 22, 2009, the EC will stay the deadline for a provisional payment, or coverage by a prime bank guaranty, of the remaining balance (plus interest as from January 22, 2009), until April 30, 2009. Dole made this initial $10 million (€7.6 million) payment on January 21, 2009 and it will be included in other assets in the Company’s first quarter 2009 consolidated balance sheet.

Although no assurances can be given, and although there could be a material adverse effect on the Company, the Company believes that it has not violated the European competition laws. No accrual for the Decision has been made in the accompanying consolidated financial statements, since the Company cannot determine at this time the amount of probable loss, if any, incurred as a result of the Decision.

Honduran Tax Case:  In 2005, the Company received a tax assessment from Honduras of approximately $137 million (including the claimed tax, penalty, and interest through the date of assessment) relating to the disposition of all of our interest in Cervecería Hondureña, S.A. in 2001. Dole believes the assessment is without merit and filed an appeal with the Honduran tax authorities, which was denied. As a result of the denial in the administrative process, in order to negate the tax assessment, on August 5, 2005, the Company proceeded to the next stage of the appellate process by filing a lawsuit against the Honduran government in the Honduran Administrative Tax Trial Court. The Honduran government sought dismissal of the lawsuit and attachment of assets, which Dole challenged. The Honduran Supreme Court affirmed the decision of the Honduran intermediate appellate court that a statutory prerequisite to challenging the tax assessment on the merits is the payment of the tax assessment or the filing of a payment plan with the Honduran courts; Dole has challenged the constitutionality of the statute requiring such payment or payment plan. Although no assurance can be given concerning the outcome of this case, in the opinion of management, after consultation with legal counsel, the pending lawsuits and tax-related matters are not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Hurricane Katrina Cases:  Dole was one of a number of parties sued, including the Mississippi State Port Authority as well as other third-party terminal operators, in connection with the August 2005 Hurricane Katrina. The plaintiffs asserted that they suffered property damage because of the defendants’ alleged failure to reasonably secure shipping containers at the Gulfport, Mississippi port terminal before Hurricane Katrina hit. Dole prevailed in its motions to dismiss several of these cases, and the remainder were voluntarily withdrawn. No further litigation is pending against the Company related to Hurricane Katrina, and any new claims would now be time-barred.

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

The U.S. Food and Drug Administration announced on September 29, 2006 that all spinach implicated in the current outbreak has traced back to Natural Selection Foods. The FDA stated that this determination was based on epidemiological and laboratory evidence obtained by multiple states and coordinated by the Centers for Disease Control and Prevention. The trace back investigation has narrowed to four implicated fields on four ranches. FDA and the State of California announced October 12, 2006 that the test results for certain samples collected during the field investigation of the outbreak of E. coli O157:H7 in spinach were positive for E. coli O157:H7. Specifically, samples of cattle feces on one of the implicated ranches tested positive based on matching genetic fingerprints for the same strain of E. coli O157:H7 found in the infected persons. To date, 204 cases of illness due to E. coli O157:H7 infection have been reported to the Centers for Disease Control and Prevention (203 in 26 states and one in Canada) including 31 cases involving a type of kidney failure called Hemolytic Uremic Syndrome (HUS), 104 hospitalizations, and three deaths. The vast majority of the spinach E. coli O157:H7 claims were handled outside the formal litigation process, and Dole expects that to continue to be true for the few remaining claims. Since Natural Selection Foods, not Dole, produced and packaged the implicated spinach products, Dole has tendered the defense of these and other claims to Natural Selection Foods and its insurance carriers and has sought indemnity from Natural Selection Foods, based on the provisions of the contract between Dole and Natural Selection Foods. The company (and its insurance carriers) that grew the implicated spinach for Natural Selection Foods is involved in the resolution of the E. coli O157:H7 claims. Dole expects that the spinach E. coli O157:H7 matter will not have a material adverse effect on Dole’s financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal quarter ended January 3, 2009.

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

Additional information required by Item 5 is contained in Note 14 — Shareholders’ Equity, to Dole’s Consolidated Financial Statements in this Form 10-K.

Item 6.	Selected Financial Data

	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	January 3,	December 29,	December 30,	December 31,	January 1,
	2009	2007	2006	2005	2005
	(In millions)

Summary of Operations
Revenues, net	$7,620	$6,821	$5,991	$5,638	$5,093
Operating income	275	149	136	229	308
Income (loss) from continuing operations before income taxes, minority interests and equity earnings	93	(36)	(16)	87	151
Income (loss) from continuing operations, net of income taxes	145	(42)	(42)	45	130
Income (loss) from discontinued operations, net of income taxes	(27)	(16)	(50)	(1)	5
Gain on disposal of discontinued operations, net of income taxes	3	—	3	—	—
Net income (loss)	121	(58)	(90)	44	135
Balance Sheet and Other Information
Working capital	$531	$694	$688	$538	$425
Total assets	4,365	4,643	4,612	4,413	4,327
Long-term debt	1,799	2,316	2,316	2,001	1,837
Total debt	2,204	2,411	2,364	2,027	1,869
Total shareholders’ equity	403	325	341	623	685
Cash dividends paid to parent	—	—	164	77	20
Proceeds from sales of assets and businesses, net	226	42	31	19	11
Capital additions	77	107	119	146	102
Depreciation and amortization	139	156	149	150	145

Note: Discontinued operations for the periods presented relate to the reclassification of the Company’s fresh-cut flowers and North American citrus and pistachio operations to discontinued operations during 2008 and 2007, respectively, the sale of the Company’s Pacific Coast Truck operations during 2006 and the resolution during 2005 of a contingency related to the 2001 disposition of the Company’s interest in Cerveceria Hondureña, S.A.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

2008 Overview

Significant highlights for Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) for the year ended January 3, 2009 were as follows:

•	Revenues increased in all three of the Company’s operating segments resulting in record revenues of $7.6 billion, an increase of 12% compared to the prior year.

•	Operating income increased to $275 million, an improvement of 84% compared to the prior year.

•	Strong worldwide pricing for bananas was driven by higher worldwide demand and adverse weather conditions which led to product shortages during 2008.

•	Revenues and earnings grew in our European ripening and distribution business, due to higher local pricing and favorable euro and Swedish krona foreign currency exchange rates.

•	Higher pricing and volumes as well as improved utilization in production and more efficient distribution contributed to improved operating results in our packaged salads business. Earnings in our North America commodity vegetable business decreased as a result of lower sales and higher growing costs due to higher fuel and fertilizer costs.

•	Higher pricing and volumes in our packaged foods segment were offset by higher product, shipping and distribution costs. Product costs during 2008 were impacted by an increase in commodity costs as well as the strengthening of the Thai baht and Philippine peso against the U.S. dollar.

•	Other income (expense), net decreased $15.9 million due to an increase in the non-cash unrealized loss of $39.7 million on the Company’s cross currency swap partially offset by an increase in the non-cash unrealized translation gain of $22.7 million on a British pound sterling denominated vessel lease obligation (“vessel obligation”) due to the weakening of the British pound sterling against the U.S. dollar in 2008. During 2006, the Company executed a cross currency swap to synthetically convert $320 million of Term Loan C into Japanese yen denominated debt. The increase in the non-cash unrealized loss of $39.7 million was the result of the Japanese yen strengthening against the U.S. dollar by 20% during fiscal 2008. The value of the cross currency swap will continue to fluctuate based on changes in the exchange rate and market interest rates until maturity in 2011, at which time it will settle at the then current exchange rate.

•	The Company received cash proceeds of approximately $226.5 million for assets sold during fiscal 2008, including $214 million for assets which had been reclassified as held-for-sale. The total realized gain recorded on assets classified as held-for-sale was $18 million for the year ended January 3, 2009. The Company also realized gains of $9 million during fiscal 2008 on sales of assets not classified as held-for-sale.

•	During the first quarter of 2009, the Company closed the first phase of the sale of its fresh-cut flowers business (“Flowers transaction”), closed the sale of certain banana properties in Latin America and closed the sale of certain vegetable property in California. The Company has received net cash proceeds of approximately $83 million from these three transactions.

Results of Operations

Selected results of operations for the years ended January 3, 2009, December 29, 2007 and December 30, 2006 were as follows:

	Year Ended	Year Ended	Year Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
	(In thousands)

Revenues, net	$7,619,952	$6,820,812	$5,990,863
Operating income	274,618	149,284	135,978
Other income (expense), net	(14,066)	1,848	15,176
Interest expense	(174,485)	(194,851)	(174,715)
Income taxes	48,015	(4,054)	(22,609)
Minority interests, net of income taxes	(1,844)	(3,235)	(3,202)
Equity in earnings of unconsolidated subsidiaries	6,388	1,696	177
Loss from discontinued operations, net of income taxes	(27,391)	(15,719)	(50,386)
Gain on disposal of discontinued operations, net of income taxes	3,315	—	2,814
Net income (loss)	121,005	(57,506)	(89,627)

Revenues

For the year ended January 3, 2009, revenues increased 12% to $7.6 billion from $6.8 billion in the prior year. Higher sales were reported in all three of the Company’s operating segments. Fresh fruit revenues increased as a result of higher worldwide sales of bananas which contributed $392 million, or 49% of the overall revenue increase. Banana sales benefited from stronger pricing in all markets as well as improved volumes in Asia. European ripening and distribution sales contributed $227 million, or 28% of the overall revenue increase. The increase was attributable to higher local pricing, improved volumes and the impact of favorable euro and Swedish krona foreign currency exchange rates. Fresh vegetables sales increased $27 million as a result of higher pricing and improved volumes of packaged salads and strawberries sold in North America. Higher worldwide sales of packaged foods products, primarily for FRUIT BOWLS®, canned pineapple and frozen fruit accounted for approximately $108 million or 13% of the overall revenues increase. Revenues also benefited from an additional week as a result of a 53-week year in 2008 compared to 52 weeks in 2007. The impact on revenues of this additional week was approximately $113 million. Favorable foreign currency exchange movements in the Company’s selling locations positively impacted revenues by approximately $175 million. These increases were partially offset by lower volumes of lettuce sold in North America and broccoli sold in Asia.

For the year ended December 29, 2007, revenues increased 14% to $6.8 billion from $6 billion in the prior year. Higher worldwide sales of fresh fruit and packaged foods products in North America and Europe drove the increase in revenues during 2007. Higher volumes of bananas and pineapples accounted for approximately $222 million or 27% of the overall revenues increase. Higher revenues in the Company’s European ripening and distribution operations contributed an additional $528 million. This increase in the ripening and distribution business was due to the acquisition of the remaining 65% ownership in JP Fruit Distributors Limited (“JP Fresh”) that the Company did not previously own in October 2006 as well as higher volumes in the Company’s Swedish, Spanish and Eastern European operations. JP Fresh increased 2007 revenues by approximately $230 million. Higher sales of packaged foods products, primarily for FRUIT BOWLS, fruit in plastic jars and frozen fruit accounted for approximately $85 million or 10% of the overall revenues increase. Favorable foreign currency exchange movements in the Company’s selling locations also positively impacted revenues by approximately $171 million. These increases were partially offset by a reduction in fresh vegetables sales due to lower volumes of commodity vegetables sold in North America and Asia.

Operating Income

For the year ended January 3, 2009, operating income was $274.6 million compared with $149.3 million in 2007. The fresh fruit and fresh vegetables operating segments reported higher operating income. Fresh fruit operating results increased primarily as a result of strong pricing in the Company’s banana operations worldwide and in the European ripening and distribution business. In addition, fresh fruit operating income benefited from gains on asset sales of $25.5 million. Fresh vegetables reported higher earnings due to improved pricing and volumes in the packaged salads business as well as a reduction in workers compensation related accruals. These improvements were partially offset by lower earnings in the Company’s packaged foods segment and North American commodity vegetables business. Commodity vegetables earnings decreased mainly due to lower sales and higher growing and distribution costs caused by substantially higher fuel and fertilizer costs. Packaged foods operating income was lower due to higher product costs resulting from increased purchased fruit costs, commodity and shipping costs as well as unfavorable foreign currency exchange rate movements in Thailand and the Philippines. Additionally, all three operating segments continued to experience significant cost increases in many of the commodities they used in production, including fuel, agricultural chemicals, tinplate, containerboard and plastic resins. If foreign currency exchange rates in the Company’s significant foreign operations during 2008 had remained unchanged from those experienced in 2007, the Company estimates that its operating income would have been lower by approximately $38 million, excluding the impact of hedging. The $38 million is primarily related to favorable foreign currency exchange movements in the Company’s selling locations more than offsetting unfavorable foreign currency exchange movements in the Company’s sourcing locations. Operating income in 2008 also included realized foreign currency transaction losses of $4 million and foreign currency hedge losses of $16 million. In addition, the Company settled early its Canadian dollar hedge which generated a gain of $4 million.

For the year ended December 29, 2007, operating income was $149.3 million compared with $136 million in 2006. The increase was primarily attributable to improved operating results in the Company’s banana operations worldwide which benefited from stronger pricing and higher volumes. In addition, operating income improved in the European ripening and distribution business due to the absence of restructuring costs of $12.8 million. These improvements were partially offset by lower earnings in the Company’s packaged salads business and packaged foods segment primarily due to higher product costs. Packaged salads operating results were impacted by higher manufacturing costs due in part to the opening of a new plant in North Carolina. Packaged foods operating income was lower due to higher product costs resulting from higher third party purchased fruit costs in Thailand and higher commodity costs. Unfavorable foreign currency exchange movements, principally in Thailand and in the Philippines, also increased sourcing costs. In addition, all of the Company’s reporting segments were impacted by higher product, distribution and shipping costs, due to higher commodity costs. Unfavorable foreign currency movements in the Company’s international sourcing locations more than offset favorable foreign currency exchange movements in its international selling locations. If foreign currency exchange rates in the Company’s significant foreign operations during 2007 had remained unchanged from those experienced in 2006, the Company estimates that its operating income would have been higher by approximately $7 million, excluding the impact of hedging. Operating income in 2007 also included realized foreign currency transaction gains of $7 million and foreign currency hedge losses of $10 million. The Company also settled early its Philippine peso and Colombian peso hedges, which generated gains of $11 million.

Other Income (Expense), Net

Other income (expense), net was expense of $14.1 million in 2008 compared to income of $1.8 million in 2007. The change was due to an increase in the unrealized loss generated on the Company’s cross currency swap of $39.7 million, partially offset by an increase in the unrealized foreign currency exchange gain on the Company’s vessel obligation of $22.7 million.

Other income (expense), net decreased to income of $1.8 million in 2007 from income of $15.2 million in 2006. The decrease was due to a reduction in the gain generated on the Company’s cross currency swap of $22.7 million, partially offset by a reduction in the unrealized foreign currency exchange loss on the Company’s vessel obligation of $9.2 million.

Interest Expense

Interest expense for the year ended January 3, 2009 was $174.5 million compared to $194.9 million in 2007. The decrease was primarily related to lower borrowing rates on the Company’s debt facilities and a reduction in borrowings.

Interest expense for the year ended December 29, 2007 was $194.9 million compared to $174.7 million in 2006. The increase was primarily related to higher levels of borrowings during 2007 on the Company’s term loan facilities and the asset based revolving credit facility.

Income Taxes

The Company recorded an income tax benefit of $48 million on $92.5 million of income from continuing operations before income taxes for the year ended January 3, 2009, reflecting a (51.9%) effective tax rate for the year. Income tax expense decreased $52 million in 2008 compared to 2007 due primarily to the settlement of the federal income tax audit for the years 1995 to 2001. The effective tax rate in 2007 was (11.2%). The Company’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions. For 2008, the Company’s income tax provision differs from the U.S. federal statutory rate applied to the Company’s pretax income due to the settlement of the federal income tax audit, operations in foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate offset by the accrual for uncertain tax positions.

Income tax expense for the year ended December 29, 2007 decreased to $4.1 million from $22.6 million in 2006 primarily due to a shift in the mix of earnings in foreign jurisdictions taxed at a lower rate than in the U.S. The effective tax rate in 2006 was (137.7%). For 2007 and 2006, the Company’s income tax provision differs from the U.S. federal statutory rate applied to the Company’s pretax losses due to operations in foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate offset by the accrual for uncertain tax positions.

For 2008, 2007 and 2006, the Company has not provided for U.S. federal income and foreign withholding taxes for nearly all of the excess of the amount for financial reporting over the tax basis of investments that are essentially permanent in duration. While the Company believes that such excess at January 3, 2009 will remain indefinitely invested at this time, if significant differences arise between the Company’s anticipated and actual earnings estimates and cash flow requirements, the Company may be required to provide U.S. federal income tax and foreign withholding taxes on a portion of such excess. Further, the Company currently projects that it may be required to provide such taxes on a portion of its anticipated fiscal 2009 foreign earnings, which would result in an increase in the Company’s overall effective tax rate in 2009 versus the rate experienced by the Company in previous years.

Refer to Note 7 of the Consolidated Financial Statements for additional information about the Company’s income taxes.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries for the year ended January 3, 2009 increased to $6.4 million from $1.7 million in 2007. The increase was primarily related to higher earnings generated by a European equity investment in which the Company holds a non-controlling 40% ownership interest.

Equity in earnings of unconsolidated subsidiaries for the year ended December 29, 2007 increased to $1.7 million from $0.2 million in 2006. The increase was primarily related to higher earnings generated by a European equity investment in which the Company holds a non-controlling 40% ownership interest.

Segment Results of Operations

The Company has three reportable operating segments: fresh fruit, fresh vegetables and packaged foods. These reportable segments are managed separately due to differences in their products, production processes, distribution channels and customer bases.

The Company’s management evaluates and monitors segment performance primarily through earnings before interest expense and income taxes (“EBIT”). EBIT is calculated by adding interest expense and income taxes to income (loss) from continuing operations, net of income taxes. Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to the Company as a whole. EBIT is not defined under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered in isolation or as a substitute for net income measures prepared in accordance with GAAP or as a measure of the Company’s profitability. Additionally, the Company’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate EBIT in the same fashion.

In the tables below, revenues from external customers and EBIT reflect only the results from continuing operations.

	2008	2007	2006
	(In thousands)

Revenues from external customers
Fresh fruit	$5,401,145	$4,736,902	$3,968,963
Fresh vegetables	1,086,888	1,059,401	1,082,416
Packaged foods	1,130,791	1,023,257	938,336
Corporate	1,128	1,252	1,148

	$7,619,952	$6,820,812	$5,990,863

EBIT
Fresh fruit	$305,782	$170,598	$103,891
Fresh vegetables	1,123	(21,725)	(7,301)
Packaged foods	69,100	78,492	91,392

Total operating segments	376,005	227,365	187,982
Corporate:
Unrealized gain (loss) on cross currency swap	(50,411)	(10,741)	20,664
Operating and other expenses	(54,043)	(59,506)	(53,377)

Total Corporate	(104,454)	(70,247)	(32,713)
Interest expense	(174,485)	(194,851)	(174,715)
Income taxes	48,015	(4,054)	(22,609)

Income (loss) from continuing operations, net of income taxes	$145,081	$(41,787)	$(42,055)

2008 Compared with 2007

Fresh Fruit:  Fresh fruit revenues in 2008 increased 14% to $5.4 billion from $4.7 billion in 2007. The increase in fresh fruit revenues was primarily driven by higher worldwide sales of bananas and higher sales in the European ripening and distribution operation. In addition, sales of Chilean deciduous fruit and fresh pineapple also increased. Banana sales increased approximately $392 million due to higher pricing worldwide and increased volumes sold in Asia. Higher demand for bananas, product shortages and higher fuel costs contributed to an increase in banana pricing and surcharges during 2008. European ripening and distribution sales were $227 million higher as result of increased volumes in Sweden, Germany, Italy and Eastern Europe, and stronger pricing and favorable euro and Swedish krona foreign currency exchange rates. This growth in the European ripening and distribution business was partially offset by lower revenues as a result of the sale of the JP Fresh and Dole France subsidiaries in November 2008. JP Fresh and Dole France revenues totaled $382 million and $480 million during fiscal 2008 and 2007, respectively. Sales of Chilean deciduous fruit also increased due to improved pricing in the European and Latin American markets. Increased sales of fresh pineapple were primarily driven by higher volumes sold in North America. Favorable foreign currency exchange movements in the Company’s foreign selling locations, primarily the euro, Japanese yen and Swedish krona, benefited revenues by approximately $171 million.

Fresh fruit EBIT increased 79% to $305.8 million in 2008 from $170.6 million in 2007. EBIT increased due to significantly higher banana earnings and improved pricing in the European ripening and distribution operations. The increase in worldwide banana EBIT was driven by higher pricing, partially offset by increased product and shipping costs as a result of higher commodity costs. Banana EBIT also benefited from unrealized foreign currency translation gains on the Company’s vessel obligation of $22.7 million. The Company’s Chilean deciduous fruit operations also reported an increase in EBIT as a result of higher sales and improved farm margins. Higher EBIT in the fresh fruit operating segment was also attributable to gains recorded on asset sales of $25.5 million. These increases were partially offset by lower fresh pineapple earnings due primarily to higher product, shipping and distribution costs worldwide. If foreign currency exchanges rates, primarily in the Company’s fresh fruit foreign selling locations, during 2008 had remained unchanged from those experienced in 2007, the Company estimates that fresh fruit EBIT would have been lower by approximately $50 million, excluding the impacts of hedging. Fresh fruit EBIT in 2008 included foreign currency hedge losses of $14 million, fuel hedge losses of $4 million and realized foreign currency transaction gains of $1 million.

Fresh Vegetables:  Fresh vegetables revenues for 2008 increased 3% to $1.09 billion from $1.06 billion. The increase in revenues was primarily due to improved pricing and higher volumes of packaged salads sold in North America. Packaged salad sales also benefited from the introduction of premium salad kits. In addition, higher volumes and pricing for strawberries and higher celery volumes were reported in the North American commodity business. These increases were partially offset by lower volumes of lettuce and mixed produce sold in North America and broccoli and asparagus sold in Asia.

Fresh vegetables EBIT for 2008 increased to $1.1 million compared to a loss of $21.7 million in 2007. The increase in EBIT was primarily due to improved pricing as well as lower distribution and production costs in the packaged salads business. EBIT also increased due to lower workers compensation related accruals of $9 million as a result of favorable closures of historical claims and a reduction in claims activity. In addition, earnings in the Asia commodity vegetable business improved due to stronger pricing. These increases were partially offset by lower earnings in the North American commodity vegetables business due to higher growing and distribution costs as a result of significantly higher fuel and fertilizer costs. In addition, the packaged salads business incurred higher selling and marketing costs due to increased promotional activities.

Packaged Foods:  Packaged foods revenues for 2008 increased 11% to $1.1 billion from $1 billion in 2007. Revenues increased primarily due to higher pricing and volumes of FRUIT BOWLS, canned pineapple, pineapple juice and tropical fruit sold worldwide. In addition, North America revenues benefited from higher sales of frozen food products as a result of improved pricing. Foreign currency exchange rate movements on revenues were not material in 2008.

Packaged foods EBIT in 2008 decreased to $69.1 million from $78.5 million in 2007. EBIT decreased due primarily to higher product, shipping and distribution costs. Increases in commodity costs (such as fuel, tinplate and plastics) continued to impact operating results. In addition, higher product costs were attributable to unfavorable foreign currency exchange movements in Thailand and the Philippines, where product is sourced. If foreign currency exchanges rates during 2008 had remained unchanged from those experienced in 2007, the Company estimates that packaged foods EBIT would have been higher by approximately $11 million. Packaged foods EBIT in 2008 included realized foreign currency transaction losses of $5 million and foreign currency hedge losses of $2 million. Packaged foods also settled early its Canadian dollar hedges, which generated gains of $4 million.

Corporate:  Corporate EBIT includes general and administrative costs not allocated to the operating segments. Corporate EBIT in 2008 was a loss of $104.5 million compared to a loss of $70.2 million in 2007. EBIT decreased primarily due to a net loss generated on the Company’s cross currency swap of $39.2 million. This decrease was partially offset by lower general and administrative expenses due primarily to a reduction in legal costs and lower unrealized losses on foreign denominated borrowings.

2007 Compared with 2006

Fresh Fruit:  Fresh fruit revenues in 2007 increased 19% to $4.7 billion from $4 billion in 2006. The increase in fresh fruit revenues was primarily driven by higher worldwide sales of bananas and higher sales in the European ripening and distribution operation. Banana sales increased approximately $200 million due to improved volumes and higher pricing worldwide. European ripening and distribution sales were $528 million higher as result of increased volumes in Sweden, Spain and Eastern Europe as well as the October 2006 acquisition of the remaining 65% interest in JP Fresh, an importer and distributor of fresh produce in the United Kingdom. In addition, revenues benefited from higher sales of fresh pineapples in North America and Asia. The increase in fresh pineapple sales resulted from improved pricing worldwide and higher volumes sold in North America and Asia. Favorable foreign currency exchange movements in the Company’s foreign selling locations, primarily the euro and Swedish krona, benefited revenues by approximately $163 million.

Fresh fruit EBIT increased 64% to $170.6 million in 2007 from $103.9 million in 2006. EBIT increased due to improved banana earnings and the absence of restructuring costs recorded by Saba Trading AB (“Saba”) during 2006. Higher earnings in the Company’s banana operations were attributable to higher sales worldwide, which were partially offset by higher purchased fruit costs. EBIT also benefited by $9.1 million due to the final settlement of the Company’s property insurance claim associated with Hurricane Katrina. These increases were partially offset by lower fresh pineapple earnings due mainly to higher product, shipping and distribution costs and a $3.8 million impairment charge for farm assets in the Chilean deciduous fruit operations. If foreign currency exchanges rates, primarily in the Company’s fresh fruit foreign sourcing locations, during 2007 had remained unchanged from those experienced in 2006, the Company estimates that fresh fruit EBIT would have been lower by approximately $16 million, excluding the impacts of hedging. Fresh fruit EBIT in 2007 included foreign currency hedge losses of $6 million, unrealized foreign currency exchange losses related to the vessel obligation of $1 million and realized foreign currency transaction gains of $7 million. In addition, fresh fruit EBIT benefited from fuel hedge gains of $5 million and $2 million related to the early settlement of Colombian peso hedges.

Fresh Vegetables:  Fresh vegetables revenues for 2007 decreased 2% to $1.06 billion from $1.08 billion. The decrease in revenues was primarily due to lower volumes sold in the North America and Asia commodity vegetables businesses, primarily for berries, lettuce, broccoli and asparagus, as well as lower surcharges in North America. These decreases were partially offset by improved pricing for commodity vegetables in both North America and Asia. In the packaged salads business, revenues were relatively unchanged as improved pricing was offset by lower volumes during the first half of 2007. Additional costs were incurred as a result of increased promotional activity, which were recorded as a reduction to revenues during 2007. Consumer demand in the packaged salads business experienced higher volumes in the second half of 2007 as the packaged salads category began to recover from the third quarter 2006 E. coli incident discussed later in this document. In an effort to increase demand in the packaged salads category, the Company continued to offer incentives to its customers and consumers.

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

Corporate:  Corporate EBIT includes general and administrative costs not allocated to the operating segments. Corporate EBIT in 2007 was a loss of $70.2 million compared to a loss of $32.7 million in 2006. EBIT decreased primarily due to a reduction in the gain generated on the Company’s cross currency swap of $22.7 million. In addition, there were higher general and administrative expenses compared to the prior year due primarily to additional legal costs. Corporate EBIT in 2007 also included realized foreign currency transaction losses of $4 million.

Discontinued Operations

During the second quarter of 2008, the Company approved and committed to a formal plan to divest its fresh-cut flowers operations. The first phase of the Flowers transaction was completed during the first quarter of 2009. During the fourth quarter of 2007, the Company approved and committed to a formal plan to divest its citrus and pistachio operations (“Citrus”) located in central California. Prior to the fourth quarter of 2007, the operating results of Citrus were included in the fresh fruit operating segment. The Citrus sale closed during the third quarter of 2008 and the Company received net cash proceeds of $44 million. As the assets of Citrus were held by non-wholly owned subsidiaries of the Company, Dole’s share of the proceeds was $28.1 million. The results of operations of these businesses have been reclassified as discontinued operations for all periods presented

During the fourth quarter of 2006, the Company completed the sale of its Pacific Coast Truck Center (“Pac Truck”) business for $20.7 million. The Pac Truck business consisted of a full service truck dealership that provided medium and heavy-duty trucks to customers in the Pacific Northwest region. The Company received $15.3 million of net cash proceeds from the sale after the assumption of $5.4 million of debt and realized a gain of approximately $2.8 million on the sale, net of income taxes of $2 million. Prior to the reclassification to discontinued operations, the operating results of Pac Truck were included in the other operating segment.

The operating results of fresh-cut flowers, Citrus and Pac Truck for fiscal 2008, 2007 and 2006 are reported in the following table:

	Fresh-Cut Flowers	Citrus	Pac Truck	Total
	(In thousands)

2008
Revenues	$106,919	$5,567	$—	$112,486

Loss before income taxes	$(43,235)	$(1,408)	$—	$(44,643)
Income taxes	16,936	316	—	17,252

Loss from discontinued operations, net of income taxes	$(26,299)	$(1,092)	$—	$(27,391)

Gain on disposal of discontinued operations, net of income taxes of $4.3 million	$—	$3,315	$—	$3,315

2007
Revenues	$110,153	$13,586	$—	$123,739

Income (loss) before income taxes	$(19,146)	$733	$—	$(18,413)
Income taxes	2,994	(300)	—	2,694

Income (loss) from discontinued operations, net of income taxes	$(16,152)	$433	$—	$(15,719)

2006
Revenues	$160,074	$20,527	$47,851	$228,452

Income (loss) before income taxes	$(57,001)	$3,767	$397	$(52,837)
Income taxes	4,379	(1,765)	(163)	2,451

Income (loss) from discontinued operations, net of income taxes	$(52,622)	$2,002	$234	$(50,386)

Gain on disposal of discontinued operations, net of income taxes of $2 million	$—	$—	$2,814	$2,814

Fresh-Cut Flowers

2008 Compared with 2007:  Fresh-cut flowers loss before income taxes in 2008 increased to $43.2 compared to a loss of $19.1 million in 2007. The change was due primarily to a $17 million impairment charge on long-lived assets related to the Flowers transaction, of which the first phase closed during the first quarter of 2009. Product costs also increased as a result of unfavorable foreign currency exchange rates in Colombia, where the product is sourced. In addition, there were foreign currency hedge losses in 2008 of $0.3 million compared to foreign currency hedge gains of $6 million in 2007. These factors were partially offset by gains generated from the sale of the Miami headquarters building and a farm in Mexico as well as lower distribution costs due to changes in the customer base. If foreign currency exchange rates, in Colombia, during 2008 had remained unchanged from those experienced in 2007, the Company estimates that its fresh-cut flowers loss before taxes would have been lower by approximately $4 million, excluding the impacts of hedging.

2007 Compared with 2006:  Fresh-cut flowers loss before income taxes in 2007 improved to a loss of $19.1 million from a loss of $57 million in 2006. The lower loss is primarily due to the absence of restructuring-related and asset impairment charges recorded in 2006 of $29 million. Lower shipping expenses, due in part to the renegotiation of an airfreight contract, also contributed to the improvement of the loss. These improvements were partially offset by higher product costs resulting from damage to roses in Colombia caused by adverse weather conditions. If foreign currency exchange rates, in Colombia, during 2007 had remained unchanged from those experienced in 2006, the Company estimates that its fresh-cut flowers loss before taxes would have been lower by approximately $7 million, excluding the impacts of hedging. Fresh-cut flowers also benefited from foreign currency hedge gains of $4 million and $2 million related to the early settlement of the Colombian peso hedges.

Liquidity and Capital Resources

CASH REQUIREMENTS:

The following table summarizes the Company’s contractual obligations and commitments at January 3, 2009:

	Payments Due by Period
	Less Than			After
	1 Year	1-2 Years	3-4 Years	4 Years	Total
	(In thousands)

Contractual obligations:
Fixed rate debt	$345,000	$600,000	$155,000	$—	$1,100,000
Variable rate debt	8,785	169,738	812,294	4,039	994,856
Notes payable	48,789	—	—	—	48,789
Capital lease obligations	2,963	5,565	6,114	45,806	60,448
Non-cancelable operating lease commitments	143,054	195,762	110,519	115,034	564,369
Purchase obligations	781,559	877,660	403,283	131,404	2,193,906
Minimum required pension funding	19,422	53,033	56,535	104,955	233,945
Postretirement benefit payments	4,271	8,293	7,910	18,457	38,931
Interest payments on fixed and variable rate debt	107,388	134,986	62,585	22,190	327,149

Total contractual cash obligations	$1,461,231	$2,045,037	$1,614,240	$441,885	$5,562,393

Long-Term Debt:  Details of amounts included in long-term debt can be found in Note 12 of the Consolidated Financial Statements. The table assumes that long-term debt is held to maturity. The variable rate maturities include amounts payable under the Company’s senior secured credit facilities.

Capital Lease Obligations:  The Company’s capital lease obligations include $58.5 million related to two vessel leases. The obligations under these leases, which continue through 2024, are denominated in British pound sterling. The lease obligations are presented in U.S. dollars at the exchange rate in effect on January 3, 2009 and therefore will continue to fluctuate based on changes in the exchange rate.

Operating Lease Commitments:  The Company has obligations under cancelable and non-cancelable operating leases, primarily for land, machinery and equipment, vessels and containers and office and warehouse facilities. The leased assets are used in the Company’s operations where leasing offers advantages of operating flexibility and is less expensive than alternate types of funding. A significant portion of the Company’s operating lease payments are fixed. Lease payments are charged to operations, primarily through cost of products sold. Total rental expense, including rent related to cancelable and non-cancelable leases, was $204.2 million, $169.2 million and $153 million (net of sublease income of $17.1 million, $16.6 million and $16.4 million) for 2008, 2007 and 2006, respectively.

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

Purchase Obligations:  In order to secure sufficient product to meet demand and to supplement the Company’s own production, the Company enters into non-cancelable agreements with independent growers, primarily in Latin America and North America, to purchase substantially all of their production subject to market demand and product quality. Prices under these agreements are generally tied to prevailing market rates and contract terms range from one to ten years. Total purchases under these agreements were $658.8 million, $564.5 million and $474.5 million for 2008, 2007 and 2006, respectively.

In order to ensure a steady supply of packing supplies and to maximize volume incentive rebates, the Company enters into contracts for the purchase of packing supplies; some of these contracts run through 2010. Prices under these agreements are generally tied to prevailing market rates. Purchases under these contracts for 2008, 2007 and 2006 were approximately $292.6 million, $272.7 million and $207.6 million, respectively.

Interest payments on fixed and variable rate debt:  Commitments for interest expense on debt, including capital lease obligations, were determined based on anticipated annual average debt balances, after factoring in mandatory debt repayments. Interest expense on variable-rate debt has been based on the prevailing interest rates at January 3, 2009. For the secured term loan facilities, interest payments reflect the impact of both the interest rate swap and cross currency swap. No interest payments were calculated on the notes payable due to the short term nature of these instruments. The unsecured notes and debentures as well as the secured term loans and revolving credit facility mature at various times between 2009 and 2013.

Other Obligations and Commitments:  The Company has obligations with respect to its pension and other postretirement benefit (“OPRB”) plans. During 2008, the Company did not make any contributions to its qualified U.S. pension plan. Under the minimum funding requirements of the Pension Protection Act of 2006, no contribution was required for fiscal 2008. The Company expects to contribute $8 million to its U.S. qualified plan in 2009, which is the estimated minimum funding requirement calculated under the Pension Protection Act of 2006. The Company also has nonqualified U.S. and international pension and OPRB plans. During 2008, the Company made payments of $25.4 million related to these pension and OPRB plans. The Company expects to make payments related to its other U.S. and foreign pension and OPRB plans of $15.7 million in 2009. The table includes pension and other postretirement payments through 2018. See Note 13 to the Consolidated Financial Statements.

The Company has numerous collective bargaining agreements with various unions covering approximately 35% of the Company’s hourly full-time and seasonal employees. Of the unionized employees, 35% are covered under a collective bargaining agreement that will expire within one year and the remaining 65% are covered under collective bargaining agreements expiring beyond the upcoming year. These agreements are subject to periodic negotiation and renewal. Failure to renew any of these collective bargaining agreements may result in a strike or work stoppage; however management does not expect that the outcome of these negotiations and renewals will have a material adverse impact on the Company’s financial condition or results of operations.

The Company had approximately $143 million of total gross unrecognized tax benefits, including interest, based on Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”). The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and timing of any future payments cannot be reasonably estimated. We do not expect a significant tax payment related to these benefits within the next year.

SOURCES AND USES OF CASH:

	2008	2007	2006
	(In thousands)

Cash flow provided by (used in):
Operating activities	$44,563	$46,322	$15,921
Investing activities	141,142	(61,383)	(117,000)
Financing activities	(185,520)	16,045	142,832
Foreign currency impact	(6,417)	3,663	1,849

Increase (decrease) in cash	$(6,232)	$4,647	$43,602

Operating Activities:  The primary drivers of the Company’s operating cash flows are operating earnings, adjusted for cash generated from or used in net working capital, interest paid and taxes paid or refunded. The Company defines net working capital as the sum of receivables, inventories, prepaid expenses and other current assets less accounts payable and accrued liabilities. Factors that impact the Company’s operating earnings that do not impact cash flows include depreciation and amortization, gains and losses on the sale and write-off of assets, pension and other postretirement benefit expense, provision for deferred taxes, minority interests, equity earnings and unrealized gains or losses on financial instruments.

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

Cash flows provided by operating activities were $44.6 million in 2008 compared to cash flows provided by operating activities of $46.3 million in the prior year. The change was primarily due to net income in 2008 compared with a net loss in 2007, lower levels of accounts receivable and a smaller increase in inventory balances offset by lower levels of accounts payable and accrued liabilities. The change in inventories was driven primarily by a reduction of raw material purchases in the packaged foods segment. Lower levels of accounts payable and accrued liabilities were attributable to the timing of payments to suppliers and growers and reduced inventory purchases at year-end. Cash flows provided by operations in 2007 were $46.3 million compared to cash flows provided by operating activities of $15.9 million in 2006. The increase was primarily due to a lower net loss during 2007 and higher levels of accounts payable partially offset by higher levels of accounts receivable and an increase in the investment in inventory. Higher accounts payable was attributable to the timing of payments to suppliers and growers and additional inventory-related purchases. The increase in inventory was driven mainly by a build up in finished goods inventory in the packaged foods segment in anticipation of 2008 sales and the impact of higher product costs. In addition, there were higher crop growing costs in the fresh fruit segment due to the timing of plantings.

Investing Activities:  Cash flows provided by investing activities increased to $141.1 million in 2008 from $61.4 million used in investing activities in the prior year. The increase during 2008 was primarily due to $214 million of cash proceeds received from the sale of assets held-for-sale during 2008. Capital expenditures in 2008 were also lower by $21.7 million. Cash flows used in investing activities in 2007 decreased to $61.4 million from $117 million in 2006. The decrease in cash outflow during 2007 was primarily due to $30.5 million of cash proceeds received on the sale of land parcels in central California by two limited liability companies in which the company is a majority owner, $11 million of cash proceeds received on sales of other assets and lower levels of capital expenditures of $18.2 million.

Financing Activities:  Cash flows used in financing activities increased to $185.5 million in 2008 from $16 million provided by financing activities in the prior year. The increase was primarily due to higher current year debt principal payments, net of borrowings of $172 million versus 2007 net borrowings of $26.5 million. Cash flows provided by financing activities in 2007 decreased to $16 million from $142.8 million in 2006. The decrease was primarily due to lower 2007 borrowings, net of repayments of $26.5 million versus 2006 net borrowings of $339.4 million and the absence of an equity contribution of $28.4 million made by Dole Holding Company, LLC, the Company’s immediate parent (“DHC”) during 2006. These items were partially offset by the absence of $163.7 million of dividends paid to DHC during 2006 as well as a net return of capital payment to DHC of $31 million.

At January 3, 2009, the Company had total outstanding long-term borrowings of $2.2 billion, consisting primarily of $1.1 billion of unsecured senior notes and debentures due 2009 through 2013 ($405.5 million of which is classified as current) and $1 billion of secured debt (consisting of revolving credit and term loan facilities and capital lease obligations).

Capital Contributions and Return of Capital:  There were no capital contributions or return of capital transactions during 2008.

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

On October 4, 2006, the Company loaned $31 million to DHC, which then dividended the funds to HoldCo for contribution to Westlake Wellbeing Properties, LLC. In connection with this funding, an intercompany loan agreement was entered into between DHC and the Company. DHC has no operations and would need to repay the loan with a dividend from the Company, a contribution from HoldCo, or through a financing transaction. It is currently anticipated that amounts under the intercompany loan agreement will be replaced with dividend proceeds or the loan will be forgiven in the future. The Company has accounted for the intercompany loan as a distribution of additional paid-in capital.

April 2006 Debt Refinancing:  In April, 2006, the Company completed an amendment and restatement of its senior secured credit facilities. The purposes of this refinancing included increasing the combined size of the Company’s revolving credit and letter of credit facilities, eliminating certain financial maintenance covenants, realizing currency gains arising out of the Company’s then existing yen-denominated term loan and refinancing the higher-cost bank indebtedness of DHC at the lower-cost Dole Food Company, Inc. level. The Company obtained $975 million of term loan facilities and $100 million in a pre-funded letter of credit facility. The proceeds of the term loans were used to repay the then outstanding term loans and revolving credit facilities, as well as pay a dividend of $160 million to DHC, which proceeds were used to repay its Second Lien Senior Credit Facility.

In addition, the Company entered into a new asset based revolving credit facility (“ABL revolver”) of $350 million. The facility is secured by and is subject to a borrowing base consisting of up to 85% of eligible accounts receivable plus a predetermined percentage of eligible inventory, as defined in the credit facility.

2009 Debt Maturity and Debt Issuance:  During the second quarter of 2008, the Company reclassified to current liabilities its $350 million 8.625% notes due May 2009 (“2009 Notes”). The Company also completed the early redemption of $5 million of the 2009 Notes during the third quarter of 2008.

On February 13, 2009, the Company commenced a tender offer to purchase for cash any and all of the outstanding 2009 Notes for a purchase price equal to $980 per $1,000 of 2009 Notes validly tendered, with an additional payment of $20 per $1,000 of 2009 Notes tendered early in the process. In connection with the tender offer, the Company sought consents to certain amendments to the indenture governing the 2009 Notes to eliminate substantially all of the restrictive covenants and certain events of default contained therein. On March 4, 2009, the Company announced that it had received the required consents necessary to amend the indenture with respect to the 2009 Notes and, accordingly, executed the supplemental indenture effecting such amendments, which became operative on March 18, 2009, when the Company accepted and paid for the tendered 2009 Notes. The tender offer expired on March 17, 2009.

On March 18, 2009, the Company completed the sale and issuance of $350 million aggregate principal amount of 13.875% Senior Secured Notes due March 2014 (“2014 Notes”) at a discount of $25 million. The 2014 Notes were sold to qualified institutional investors pursuant to Rule 144A under the Securities Act of 1933 (“Securities Act”) and to persons outside the United States in compliance with Regulation S under the Securities Act. The sale was exempt from the registration requirements of the Securities Act. Interest on the 2014 Notes will be paid semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2009. The 2014 Notes have the benefit of a lien on certain U.S. assets of the Company that is junior to the liens of the Company’s senior secured credit facilities, and are senior obligations of the Company ranking equally with the Company’s existing senior debt. The Company used the net proceeds from this offering, together with cash on hand and/or borrowings under the revolving credit facility, to purchase all of the tendered 2009 Notes and to irrevocably deposit with the trustee of the 2009 Notes funds that will be sufficient to repay the remaining outstanding 2009 Notes at maturity on May 1, 2009.

In connection with these refinancing transactions, the Company amended its senior secured credit facilities. Such amendments, among other things, (i) permit debt securities secured by a junior lien to be issued to refinance its senior notes due in 2009 and 2010 in an amount up to the greater of (x) $500 million and (y) the amount of debt that would not cause the senior secured leverage ratio to exceed 3.75 to 1.00; (as of March 18, 2009, the amounts in clauses (x) and (y) were approximately equal); (ii) add a new restricted payments basket of up to $50 million to be used to prepay its senior notes due in 2009 and 2010 subject to pro forma compliance with the senior secured credit facilities and $70 million of unused availability under the revolving credit facility; (iii) increase the applicable margin for (x) the term loan facilities to LIBOR plus 5.00% or the base rate plus 4.00% subject to a 50 basis point step down when the priority senior secured leverage ratio is less than or equal to 1.75 to 1.00 and (y) for the revolving credit facility, to a range of LIBOR plus 3.00% to 3.50% or the base rate plus 2.00% to 2.50%; (iv) provide for a LIBOR floor of 3.00% per annum for the term loan facilities; (v) add a first priority secured leverage maintenance covenant to the term loan facilities; and (vi) provide for other technical and clarifying changes. These amendments became effective concurrently with the closing of the 2014 Notes offering. For additional information on the first priority secured leverage covenant and restrictions on our ability to pay dividends, see Item 1A — Risk Factors.

The Company may make purchases of some of its $400 million 7.25% notes due June 2010 during the next twelve months.

As of January 3, 2009, the ABL revolver borrowing base was $328.6 million and the amount outstanding under the ABL revolver was $150.5 million. After taking into account approximately $5.3 million of outstanding letters of credit issued under the ABL revolver, the Company had approximately $172.8 million available for borrowings as of January 3, 2009. Amounts outstanding under the term loan facilities were $835.4 million at January 3, 2009. In addition, the Company had approximately $71 million of letters of credit and bank guarantees outstanding under its pre-funded letter of credit facility at January 3, 2009.

Refer to Note 12 of the Consolidated Financial Statements for additional details of the Company’s outstanding debt.

In addition to amounts available under the revolving credit facility, the Company’s subsidiaries have uncommitted lines of credit of approximately $142.9 million at various local banks, of which $85.3 million was available at January 3, 2009. These lines of credit are used primarily for short-term borrowings, foreign currency exchange settlement and the issuance of letters of credit or bank guarantees. Several of the Company’s uncommitted lines of credit expire in 2009 while others do not have a commitment expiration date. These arrangements may be cancelled at any time by the Company or the banks. The Company’s ability to utilize these lines of credit may be impacted by the terms of its senior secured credit facilities and bond indentures.

GUARANTEES, CONTINGENCIES AND DEBT COVENANTS:

The Company is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to the Company’s operations. At January 3, 2009, guarantees of $3.2 million consisted primarily of amounts advanced under third-party bank agreements to independent growers that supply the Company with product. The Company has not historically experienced any significant losses associated with these guarantees.

The Company issues letters of credit and bank guarantees through its ABL revolver and its pre-funded letter of credit facilities, and, in addition, separately through major banking institutions. The Company also provides insurance company issued bonds. These letters of credit, bank guarantees and insurance company bonds are required by certain regulatory authorities, suppliers and other operating agreements. As of January 3, 2009, total letters of credit, bank guarantees and bonds outstanding under these arrangements were $107.3 million, of which $71 million were issued under Dole’s pre-funded letter of credit facility.

The Company also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. The Company guaranteed $218.8 million of its subsidiaries’ obligations to their suppliers and other third parties as of January 3, 2009.

The Company has change of control agreements with certain key executives, under which severance payments and benefits would become payable in the event of specified terminations of employment following a change of control (as defined) of the Company. Refer to Item 11 of this Form 10-K, under the heading “Employment, Severance and Change of Control Arrangements” for addition information concerning the change of control agreements.

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

Provisions under the senior secured credit facilities and the indentures to the senior notes and debentures require the Company to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. The Company could borrow approximately an additional $320 million at January 3, 2009 and remain within its covenants; this figure represents the unused capacity under the Company’s revolving credit facility plus the unused portion of the exception baskets pursuant to the indebtedness covenant under the Company’s senior secured credit facilities. The senior secured revolving credit facility contains a “springing covenant,” but that covenant has never been effective and would only become effective if the availability under the revolving credit facility were to fall below $35 million for any eight consecutive business days, which it has never done during the life of such facility. In the event that such availability were to fall below $35 million for such eight consecutive business day period, the “springing covenant” would require that the Company’s fixed charge coverage ratio, defined as (x) consolidated EBITDA for the four consecutive fiscal quarters then ending divided by (y) consolidated fixed charges for such four fiscal quarter period, equal or exceed 1.00:1.00. The Company expects such fixed charge coverage ratio to continue to be in excess of 1.00:1.00. At January 3, 2009, the Company was in compliance with all applicable covenants contained in the indentures and senior secured credit facilities. The Company amended its senior secured credit facilities to, among other things, permit the Company to issue a certain amount of junior lien notes; the amendment became effective concurrently with the closing of the 2014 Notes offering. The amendment to the term loan facilities will impose a first priority secured leverage maintenance covenant on the Company, which the Company expects to continue to be able to satisfy.

Pursuant to the indenture governing our newly issued 13.875% senior secured notes due 2014, we cannot incur indebtedness, other than “Permitted Indebtedness” (as defined in the indenture), unless, before and after giving effect to the proposed indebtedness, our consolidated fixed charge coverage ratio exceeds 2.0:1.0. As of January 3, 2009, that ratio was approximately 2.35 to 1.00. Pursuant to our senior secured credit facilities, Dole cannot incur indebtedness, other than “Permitted Indebtedness” (as defined in the credit facilities), unless, before and after giving effect to the proposed indebtedness, the total leverage ratio at such time does not exceed 5.50:1.00 (as of January 3, 2009, it was approximately 5.6:1.0, excluding the effect of our discontinued, and now sold, fresh-cut flowers business); (ii) the Senior Secured Leverage Ratio at such time does not exceed 3.00:1.00 (as of January 3, 2009, it was less than 3.00:1.00).

A breach of a covenant or other provision in a debt instrument governing the Company’s current or future indebtedness could result in a default under that instrument and, due to cross-default and cross-acceleration provisions, could result in a default under the Company’s other debt instruments. Upon the occurrence of an event of default under the senior secured credit facilities or other debt instrument, the lenders or holders of such other debt instruments could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the Company were unable to repay those amounts, the lenders could proceed against the collateral granted to them, if any, to secure the indebtedness. If the lenders under the Company’s current indebtedness were to accelerate the payment of the indebtedness, the Company cannot give assurance that its assets or cash flow would be sufficient to repay in full its outstanding indebtedness, in which event the Company likely would seek reorganization or protection under bankruptcy or other, similar laws.

The Company’s parent, DHM Holding Company, Inc. (“HoldCo”), entered into an amended and restated loan agreement for $135 million on March 17, 2008 in connection with its investment in Westlake Wellbeing Properties, LLC. The obligations under such loan agreement mature on March 3, 2010. In addition, a $20 million principal payment on the loan is due on June 17, 2009. Failure to make this payment when it becomes due would give lenders under this loan agreement the right to accelerate that debt. HoldCo is a party to the Company’s senior secured credit facilities, and any failure of Holdco to pay the $20 million principal payment by June 17, 2009 or any other default under the Holdco agreement would result in a default under the Company’s senior secured credit facilities under the existing cross-default and cross-acceleration provisions set forth in those senior secured credit facilities. If such a default were to occur, the Company’s senior secured credit facilities could be declared due at the request of the lenders holding a majority of the senior secured debt under the applicable agreement and unless the default were waived the Company would no longer have the ability to request advances or letters of credit under its revolving credit facility. The acceleration of the indebtedness under the senior secured credit facilities would, if not cured within 30 days, also allow the holders of 25% or more in principal amount of any series of the Company’s notes or debentures to accelerate the maturity of such series. Although HoldCo has assured the Company that it expects to have sufficient funds available from its shareholders to timely make the $20 million principal payment by June 17, 2009, there is no assurance that it will occur. For additional information, see Item 1A - Risk Factors.

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

Application of Purchase Accounting:  The Company’s acquisitions require the application of purchase accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. This results in tangible and identifiable intangible assets and liabilities of the acquired entity being recorded at fair value. The difference between the purchase price and the fair value of net assets acquired is recorded as goodwill.

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

Grower Advances:  The Company makes advances to third-party growers primarily in Latin America and Asia for various farming needs. Some of these advances are secured with property or other collateral owned by the growers. The Company monitors these receivables on a regular basis and records an allowance for these grower receivables based on estimates of the growers’ ability to repay advances and the fair value of the collateral. These estimates require significant judgment because of the inherent risks and uncertainties underlying the growers’ ability to repay these advances. These factors include weather-related phenomena, government-mandated fruit prices, market responses to industry volume pressures, grower competition, fluctuations in local interest rates, economic crises, security risks in developing countries, political instability, outbreak of plant disease, inconsistent or poor farming practices of growers, and foreign currency fluctuations. The aggregate amounts of grower advances made during fiscal years 2008, 2007 and 2006 were approximately $170.7 million, $172.4 million and $156.5 million, respectively. Net grower advances receivable were $49.5 million and $51.8 million at January 3, 2009 and December 29, 2007, respectively.

Long-Lived Assets:  The Company’s long-lived assets consist of 1) property, plant and equipment and amortized intangibles and 2) goodwill and indefinite-lived intangible assets.

1) Property, Plant and Equipment and Amortized Intangibles:  The Company depreciates property, plant and equipment and amortizes intangibles principally by the straight-line method over the estimated useful lives of these assets. Estimates of useful lives are based on the nature of the underlying assets as well as the Company’s experience with similar assets and intended use. Estimates of useful lives can differ from actual useful lives due to the inherent uncertainty in making these estimates. This is particularly true for the Company’s significant long-lived assets such as land improvements, buildings, farming machinery and equipment, vessels and containers and customer relationships. Factors such as the conditions in which the assets are used, availability of capital to replace assets, frequency of maintenance, changes in farming techniques and changes to customer relationships can influence the useful lives of these assets. Refer to Notes 10 and 11 of the Consolidated Financial Statements for a summary of useful lives by major asset category and for further details on the Company’s intangible assets, respectively. The Company incurred depreciation expense from continuing operations of approximately $133.4 million, $146.9 million and $139 million in 2008, 2007 and 2006, respectively, and amortization expense of approximately $4.3 million, $4.5 million and $4.5 million in fiscal 2008, 2007 and 2006.

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

2) Goodwill and Indefinite-Lived Intangible Assets:  The Company’s indefinite-lived intangible assets consist of the DOLE® brand trade name, with a carrying value of $689.6 million. In determining whether intangible assets have indefinite lives, the Company considers the expected use of the asset, legal or contractual provisions that may limit the life of the asset, length of time the intangible has been in existence, as well as competitive, industry and economic factors. The determination as to whether an intangible asset is indefinite-lived or amortizable could have a significant impact on the Company’s statement of operations in the form of amortization expense and potential future impairment charges.

Goodwill and indefinite-lived intangible assets are tested for impairment annually and whenever events or circumstances indicate that an impairment may have occurred. Indefinite-lived intangibles are tested for impairment by comparing the fair value of the asset to the carrying value.

Goodwill is tested for impairment by comparing the fair value of a reporting unit with its net book value including goodwill. Fair values of reporting units are determined based on discounted cash flows, market multiples or appraised values, as appropriate, which requires making estimates and assumptions including pricing and volumes, industry growth rates, future business plans, profitability, tax rates and discount rates. If the fair value of the reporting unit exceeds its carrying amount, then goodwill of that reporting unit is not considered to be impaired. If the carrying amount of the reporting unit exceeds its fair value, then the implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. An impairment loss is recognized if the implied fair value of goodwill is less than its carrying amount. Changes to assumptions and estimates can significantly impact the fair values determined for reporting units and the implied value of goodwill, and consequently can impact whether or not an impairment charge is recognized, and if recognized, the size thereof. Management believes that the assumptions used in the Company’s annual impairment review are appropriate.

Income Taxes:  Deferred income taxes are recognized for the income tax effect of temporary differences between financial statement carrying amounts and the income tax bases of assets and liabilities. The Company’s provision for income taxes is based on domestic and international statutory income tax rates in the jurisdictions in which it operates. The Company regularly reviews its deferred income tax assets to determine whether future taxable income will be sufficient to realize the benefits of these assets. A valuation allowance is provided for deferred income tax assets for which it is deemed more likely than not that future taxable income will not be sufficient to realize the related income tax benefits from these assets. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event it is determined that the Company will not be able to realize its net deferred tax assets in the future, the Company will reduce such amounts through a charge to income in the period such determination is made. Conversely, if it is determined that the Company will be able to realize deferred tax assets in excess of the carrying amounts, the Company will decrease the recorded valuation allowance through a credit to income in the period that such determination is made.

At January 3, 2009, the Company’s estimates of future taxable income to recover its existing U.S. federal deferred tax assets totaling approximately $114 million are principally related to the realization of income on appreciated non-core assets, including income to be generated from the reversal of the related existing taxable temporary differences upon the sale of such assets. Although the Company currently believes it will be able to sell such assets in amounts sufficient to realize its U.S. federal deferred tax assets, the ultimate sale prices for such assets are dependent on future market conditions and may vary from those currently expected by the Company. If the Company is unable to sell such assets at the amounts currently anticipated, additional valuation allowances would be necessary which would result in the recognition of additional income tax expense in the Company’s consolidated statements of operations.

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

Refer to Note 7 of the Consolidated Financial Statements for additional information about the Company’s income taxes.

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

Pension obligations and expenses are most sensitive to the expected return on pension plan assets and discount rate assumptions. OPRB obligations and expenses are most sensitive to discount rate assumptions and health care cost trend rates. The Company determines the expected return on pension plan assets based on an expectation of average annual returns over an extended period of years for the asset classes in which the plan’s assets are invested. In the absence of a change in the Company’s asset allocation or investment philosophy, this estimate is not expected to vary significantly from year to year. The Company’s 2008 and 2007 pension expense was determined using an expected rate of return on U.S. plan assets of 8%. At January 3, 2009, the Company’s U.S. pension plan investment portfolio was invested approximately 45% in equity securities, 53% in fixed income securities and 2% in private equity and venture capital funds. A 25 basis point change in the expected rate of return on pension plan assets would impact annual pension expense by $0.5 million.

The Company’s U.S. pension plan’s discount rate of 6.75% in 2008 and 6.25% in 2007 was determined based on a hypothetical portfolio of high-quality, non-callable, zero-coupon bond indices with maturities that approximate the duration of the liabilities in the Company’s pension plans. A 25 basis point decrease in the assumed discount rate would increase the projected benefit obligation by $5.8 million and increase the annual expense by $0.2 million.

The Company’s foreign pension plans’ weighted average discount rate was 8.3% and 7.52% for 2008 and 2007, respectively. A 25 basis point decrease in the assumed discount rate of the foreign plans would increase the projected benefit obligation by approximately $3.5 million and increase the annual expense by approximately $0.5 million.

While management believes that the assumptions used are appropriate, actual results may differ materially from these assumptions. These differences may impact the amount of pension and other postretirement obligations and future expense. Refer to Note 13 of the Consolidated Financial Statements for additional details of the Company’s pension and other postretirement benefit plans.

Litigation:  The Company is involved from time to time in claims and legal actions incidental to its operations, both as plaintiff and defendant. The Company has established what management currently believes to be adequate reserves for pending legal matters. These reserves are established as part of an ongoing worldwide assessment of claims and legal actions that takes into consideration such items as changes in the pending case load (including resolved and new matters), opinions of legal counsel, individual developments in court proceedings, changes in the law, changes in business focus, changes in the litigation environment, changes in opponent strategy and tactics, new developments as a result of ongoing discovery, and past experience in defending and settling similar claims. Changes in accruals are part of the ordinary, recurring course of business, in which management, after consultation with legal counsel, is required to make estimates of various amounts for business planning purposes, as well as for accounting and SEC reporting purposes. These changes are reflected in the reported earnings of the Company each quarter. The litigation accruals at any time reflect updated assessments of the then existing pool of claims and legal actions. Actual litigation settlements could differ materially from these accruals.

Recently Adopted and Recently Issued Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for information regarding the Company’s adoption of new and recently issued accounting pronouncements.

Other Matters

European Union (“EU”) Banana Import Regime:  On January 1, 2006, the EU implemented a “tariff only” import regime for bananas. The 2001 Understanding on Bananas between the European Communities and the United States required the EU to implement a tariff only banana import system on or before January 1, 2006, and the EU’s banana regime change was therefore expected by that date.

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

Although all Latin bananas are subject to a tariff of 176 euro per metric ton, the EU had allowed up to 775,000 metric tons of bananas from African, Caribbean, and Pacific (“ACP”) countries to be imported annually to the EU duty-free. This preferential treatment of a zero tariff on up to 775,000 tons of ACP banana imports, as well as the 176 euro per metric ton tariff applied to Latin banana imports, was challenged by Panama, Honduras, Nicaragua, and Colombia in consultation proceedings at the World Trade Organization (“WTO”). In addition, both Ecuador and the United States formally requested the WTO Dispute Settlement Body (“DSB”) to appoint panels to review the matter. In preliminary rulings on December 10, 2007 and February 6, 2008, the DSB ruled against the EU and in favor of Ecuador and the United States, respectively. The DSB publicly issued a final ruling maintaining its preliminary findings in favor of Ecuador on April 7, 2008 and publicly issued its final ruling maintaining its preliminary findings in favor of the United States on May 19, 2008.

The DSB issued its final and definitive written rulings in favor of Ecuador and the United States on November 27, 2008, concluding that the 176 euro per metric ton tariff is inconsistent with WTO trade rules. The DSB also considered that the prior duty-free tariff reserved for ACP countries was inconsistent with WTO trade rules but also recognized that, with the current entry into force of Economic Partnership Agreements (“EPAs”) between the EU and ACP countries, ACP bananas now may have duty-free, quota-free access to the EU market.

The Company expects that the current tariff applied to Latin banana imports will be lowered in order that the EU may comply with these DSB rulings and with the WTO trade rules. The DSB rulings did not indicate the amount the EU banana tariff should be lowered, and the Company encourages a timely resolution through negotiations among the EU, the U.S., and the Latin banana producing countries. Without the specifics of any proposed tariff reduction or the EU’s proposed timetable for such tariff reduction, the Company cannot yet determine what potential effects this outcome will have for the Company; however, the Company believes that the DSB rulings were a favorable outcome in that the EU banana tariff should be lowered.

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

Through the first quarter of 2007, all of the Company’s derivative instruments, with the exception of the cross currency swap, were designated as effective hedges of cash flows as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“FAS 133”). However, during the second quarter of 2007, the Company elected to discontinue its designation of both its foreign currency and bunker fuel hedges as cash flow hedges under FAS 133. The interest rate swap continues to be accounted for as a cash flow hedge under FAS 133. As a result, all changes in the fair value of the Company’s derivative financial instruments from the time of discontinuation of hedge accounting are reflected in the Company’s consolidated statements of operations.

Unrealized gains (losses) on the Company’s foreign currency and bunker fuel hedges and the cross currency swap by reporting segment were as follows:

	Year Ended January 3, 2009
	Foreign	Bunker	Cross
	Currency	Fuel	Currency
	Hedges	Hedges	Swap	Total
	(In thousands)

Fresh fruit	$4,074	$(4,325)	$—	$(251)
Packaged foods	1,928	—	—	1,928
Corporate	—	—	(50,411)	(50,411)

	$6,002	$(4,325)	$(50,411)	$(48,734)

	Year Ended December 29, 2007
	Foreign	Bunker	Cross
	Currency	Fuel	Currency
	Hedges	Hedges	Swap	Total
	(In thousands)

Fresh fruit	$(9,253)	$749	$—	$(8,504)
Packaged foods	(2,812)	—	—	(2,812)
Corporate	—	—	(10,741)	(10,741)

	$(12,065)	$749	$(10,741)	$(22,057)

	Year Ended December 30, 2006
	Foreign	Bunker	Cross
	Currency	Fuel	Currency
	Hedges	Hedges	Swap	Total
	(In thousands)

Fresh fruit	$—	$(1,088)	$—	$(1,088)
Packaged foods	—	—	—	—
Corporate	—	—	20,664	20,664

	$—	$(1,088)	$20,664	$19,576

Through the first quarter of 2007, all of the Company’s derivative instruments were designated as effective hedges of cash flows as defined by FAS 133. Therefore, all unrealized gains (losses) on foreign currency and bunker fuel hedges for 2006 were included as a component of other comprehensive income (loss) in shareholders’ equity. Unrealized losses for 2006 included in the table above relate to the ineffective portion of bunker fuel hedges.

For information regarding the Company’s derivative instruments and hedging activities, refer to Note 17 to the consolidated financial statements.

Supplemental Financial Information

The following financial information has been presented, as management believes that it is useful information to some readers of the Company’s Consolidated Financial Statements:

	January 3,	December 29,
	2009	2007
	(In thousands)

Balance Sheet Data:
Total working capital (current assets less current liabilities)	$531,047	$693,782
Total assets	$4,364,619	$4,642,884
Total debt	$2,204,093	$2,411,397
Total shareholders’ equity	$402,900	$325,008

	Year	Year	Year
	Ended	Ended	Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
	(In thousands)

Other Financial Data:
Operating income	$274,618	$149,284	$135,978
Depreciation and amortization from continuing operations	137,660	151,381	143,530

Operating Income Before Depreciation and Amortization (“OIBDA”)	$412,278	$300,665	$279,508
Net unrealized (gain) loss on foreign currency and bunker fuel hedges	(1,677)	11,316	1,088

Adjusted OIBDA	$410,601	$311,981	$280,596
Adjusted OIBDA margin	5.4%	4.6%	4.7%
Capital expenditures from continuing operations	$73,899	$104,015	$114,979

“Adjusted OIBDA” is defined as adjusted operating income before depreciation and amortization from continuing operations. Adjusted OIBDA is calculated by adding depreciation and amortization to GAAP operating income and adding (subtracting) net unrealized losses (gains) on foreign currency and bunker fuel hedges. Adjusted OIBDA margin is defined as the ratio of Adjusted OIBDA, as defined, relative to net revenues. Adjusted OIBDA is reconciled to GAAP operating income in the tables above. Adjusted OIBDA and Adjusted OIBDA margin fluctuated primarily due to the same factors that impacted the changes in operating income and segment EBIT discussed previously. The Company presents Adjusted OIBDA and Adjusted OIBDA margin because management believes, similar to EBIT, Adjusted OIBDA is a useful performance measure for the Company. In addition, Adjusted OIBDA is presented because management believes it, or a similar measure is frequently used by securities analysts, investors in our debt securities, and others in the evaluation of companies, and because certain debt covenants in the Company’s senior notes indentures are tied to measures fundamentally similar to Adjusted OIBDA. For some of the same reasons, management internally uses a similar version of Adjusted OIBDA for decision making and to evaluate Company performance.

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

This Management’s Discussion and Analysis contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements, which are based on management’s assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by the use of terms such as “anticipate”, “will”, “expect”, “believe”, “should” or similar expressions. The potential risks and uncertainties that could cause the Company’s actual results to differ materially from those expressed or implied herein include weather-related phenomena; market responses to industry volume pressures; product and raw material supplies and pricing; changes in interest and currency exchange rates; economic crises in developing countries; quotas, tariffs and other governmental actions and international conflict. Refer to “Disclosure Regarding Forward-Looking Statements” in Item 1A. of this Form 10-K for additional information concerning these matters.

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

Interest Rate Risk:  As a result of its normal borrowing and leasing activities, the Company’s operating results are exposed to fluctuations in interest rates. The Company has short-term and long-term debt with both fixed and variable interest rates. Short-term debt primarily comprises the current portion of long-term debt maturing within twelve months from the balance sheet date. Short-term debt also includes unsecured notes payable to banks and bank lines of credit used to finance working capital requirements. Long-term debt represents publicly held unsecured notes and debentures, as well as amounts outstanding under the Company’s senior secured credit facilities.

As of January 3, 2009, the Company had $1.1 billion of fixed-rate debt and $1.8 million of fixed-rate capital lease obligations and other debt with a combined weighted-average interest rate of 8.2% and a fair value of $820.3 million. The Company currently estimates that a 100 basis point increase in prevailing market interest rates would decrease the fair value of its fixed-rate debt by approximately $12.3 million.

As of January 3, 2009, the Company had the following variable-rate arrangements: $986 million of variable-rate debt with a weighted-average interest rate of 3.3% and $58.6 million of variable-rate capital lease obligations with a weighted-average interest rate of 6.6%. Interest expense under the majority of these arrangements is based on the London Interbank Offered Rate (“LIBOR”). The Company currently estimates that a 100 basis point increase in LIBOR would lower pretax income by $10.5 million.

As part of the Company’s strategy to manage the level of exposure to fluctuations in interest rates, the Company entered into an interest rate swap agreement that effectively converted $320 million of variable-rate term loan debt to a fixed-rate basis. The interest rate swap fixed the interest rate at 7.2%. The paying and receiving rates under the interest rate swap were 5.49% and 4.82% as of January 3, 2009. The fair value of the interest rate swap at January 3, 2009 was a liability of $26.5 million.

The Company also executed a cross currency swap to synthetically convert $320 million of term loan debt into Japanese yen denominated debt in order to effectively lower the U.S. dollar fixed interest rate of 7.2% to a Japanese yen interest rate of 3.6%. The fair value of the cross currency swap was a liability of $40.5 million at January 3, 2009.

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

The Company has significant sales denominated in Japanese yen as well as European sales denominated primarily in euro and Swedish krona. Product and shipping costs associated with a significant portion of these sales are U.S. dollar-denominated. In 2008, the Company had approximately $680 million of annual sales denominated in Japanese yen, $1.8 billion of annual sales denominated in euro, and $525 million of annual sales denominated in Swedish krona. If U.S. dollar exchange rates versus the Japanese yen, euro and Swedish krona during 2008 had remained unchanged from 2007, the Company’s revenues and operating income would have been lower by approximately $216 million and $70 million, respectively, excluding the impact of hedges. In addition, the Company currently estimates that a 10% strengthening of the U.S. dollar relative to the Japanese yen, euro and Swedish krona would lower operating income by approximately $76 million, excluding the impact of foreign currency exchange hedges.

The Company sources the majority of its products in foreign locations and accordingly is exposed to changes in exchange rates between the U.S. dollar and currencies in these sourcing locations. The Company’s exposure to exchange rate fluctuations in these sourcing locations is partially mitigated by entering into U.S. dollar denominated contracts for third-party purchased product and most other major supply agreements, including shipping contracts. However, the Company is still exposed to those costs that are denominated in local currencies. The most significant production currencies to which the Company has exchange rate risk are the Thai baht, Philippine peso, Chilean peso and South African rand. If U.S. dollar exchange rates versus these currencies during 2008 had remained unchanged from 2007, the Company’s operating income would have been higher by approximately $20 million. In addition, the Company currently estimates that a 10% weakening of the U.S. dollar relative to these currencies would lower operating income by approximately $50 million, excluding the impact of foreign currency exchange hedges.

At January 3, 2009, the Company had British pound sterling denominated capital lease obligations. The British pound sterling denominated capital lease of $58.5 million is owed by foreign subsidiaries whose functional currency is the U.S. dollar. Fluctuations in the British pound sterling to U.S. dollar exchange rate resulted in gains that were recognized through results of operations. In 2008, the Company recognized $21.3 million in unrealized foreign currency exchange gains related to the British pound sterling denominated capital lease. The Company currently estimates that the weakening of the value of the U.S. dollar against the British pound sterling by 10% as it relates to the capital lease obligation would lower operating income by approximately $6 million.

Some of the Company’s divisions operate in functional currencies other than the U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity. Such translation resulted in unrealized losses of $15.1 million in 2008. The Company has historically not attempted to hedge this equity risk.

The ultimate impact of future changes to these and other foreign currency exchange rates on 2009 revenues, operating income, net income, equity and comprehensive income is not determinable at this time.

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

At January 3, 2009, the Company’s foreign currency hedge portfolio was as follows:

	Gross Notional Value
	Participating			Fair Market Value	Average Strike
	Forwards	Forwards	Total	Assets (Liabilities)	Price
		(In thousands)

Foreign Currency Hedges(Buy/Sell):
U.S. Dollar/Japanese Yen	$147,474	$—	$147,474	$(9,800)	JPY 104
U.S. Dollar/Euro	100,207	—	100,207	5,206	EUR 1.43
Euro/Swedish Krona	—	4,709	4,709	(153)	SEK 11.09
Chilean Peso/U.S. Dollar	—	22,495	22,495	419	CLP 668
Colombian Peso/U.S. Dollar	—	52,262	52,262	(441)	COP 2,294
Philippine Peso/U.S. Dollar	—	39,053	39,053	(846)	PHP 47.5

Total	$247,681	$118,519	$366,200	$(5,615)

For the year ended January 3, 2009, net unrealized gains on the Company’s foreign currency hedge portfolio totaled $6.5 million.

The Company also recorded net realized foreign currency hedging losses of $15.3 million as a component of cost of products sold in the consolidated statement of operations for the year ended January 3, 2009. In addition, during 2008, the Company settled early its Canadian dollar hedges which were expected to settle during 2009, realizing gains of $4.1 million. This gain was also included as a component of cost of products sold in the consolidated statement of operations.

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

Commodity Purchase Price Risk:  The Company uses a number of commodities in its operations including tinplate in its canned products, plastic resins in its fruit bowls, containerboard in its packaging containers and bunker fuel for its vessels. The Company is most exposed to market fluctuations in prices of containerboard and fuel. The Company currently estimates that a 10% increase in the price of containerboard would lower operating income by approximately $17 million and a 10% increase in the price of bunker fuel would lower operating income by approximately $20 million.

The Company enters into bunker fuel hedges to reduce its risk related to price fluctuations on anticipated bunker fuel purchases. At January 3, 2009, bunker fuel hedges had an aggregate outstanding notional amount of 15,018 metric tons. The fair value of the bunker fuel hedges at January 3, 2009 was a liability of $3.6 million. For the year ended January 3, 2009, the Company recorded unrealized losses of $4.3 million and realized gains of $0.7 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Dole Food Company, Inc.:

We have audited the accompanying consolidated balance sheets of Dole Food Company, Inc. and subsidiaries (the “Company”) as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended January 3, 2009, December 29, 2007, and December 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 3, 2009 and December 29, 2007, and the results of its operations and its cash flows for the years ended January 3, 2009, December 29, 2007, and December 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted, effective at the beginning of its fiscal 2008 year, a new accounting standard for fair value measurements. Additionally, the Company adopted, effective at the beginning of its fiscal 2007 year, new accounting standards for uncertainty in income taxes and planned major maintenance activities, and effective December 30, 2006, a new accounting standard for retirement benefits.

Deloitte & Touche LLP

Los Angeles, California
March 18, 2009

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended January 3, 2009, December 29, 2007 and December 30, 2006

	2008	2007	2006
	(In thousands)

Revenues, net	$7,619,952	$6,820,812	$5,990,863
Cost of products sold	(6,862,892)	(6,189,938)	(5,420,502)

Gross margin	757,060	630,874	570,361
Selling, marketing and general and administrative expenses	(509,418)	(481,590)	(434,383)
Gain on asset sales (Note 9)	26,976	—	—

Operating income	274,618	149,284	135,978
Other income (expense), net	(14,066)	1,848	15,176
Interest income	6,455	7,525	7,140
Interest expense	(174,485)	(194,851)	(174,715)

Income (loss) from continuing operations before income taxes, minority interests and equity earnings	92,522	(36,194)	(16,421)
Income taxes	48,015	(4,054)	(22,609)
Minority interests, net of income taxes	(1,844)	(3,235)	(3,202)
Equity in earnings of unconsolidated subsidiaries	6,388	1,696	177

Income (loss) from continuing operations, net of income taxes	145,081	(41,787)	(42,055)
Loss from discontinued operations, net of income taxes	(27,391)	(15,719)	(50,386)
Gain on disposal of discontinued operations, net of income taxes	3,315	—	2,814

Net income (loss)	$121,005	$(57,506)	$(89,627)

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
As of January 3, 2009 and December 29, 2007

	2008	2007
	(In thousands,
	except share data)

ASSETS
Cash and cash equivalents	$90,829	$97,061
Receivables, net of allowances of $41,357 and $61,720, respectively	807,235	839,153
Inventories	796,407	750,675
Prepaid expenses	69,347	71,296
Deferred income tax assets	21,273	12,085
Assets held-for-sale	202,876	76,244

Total current assets	1,987,967	1,846,514
Investments	73,085	69,336
Property, plant and equipment, net of accumulated depreciation of $1,027,345 and $980,390, respectively	1,050,331	1,340,139
Goodwill	406,540	509,518
Intangible assets, net	708,458	721,790
Other assets, net	138,238	155,587

Total assets	$4,364,619	$4,642,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$510,773	$542,959
Liabilities held-for-sale	50,465	—
Accrued liabilities	490,145	514,584
Current portion of long-term debt	356,748	14,171
Notes payable	48,789	81,018

Total current liabilities	1,456,920	1,152,732
Long-term debt	1,798,556	2,316,208
Deferred income tax liabilities	254,205	277,824
Other long-term liabilities	421,779	541,234
Minority interests	30,259	29,878
Commitments and contingencies (Notes 16 and 18)
Shareholders’ equity
Common stock — $0.001 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	409,681	409,907
Retained earnings (deficit)	36,122	(84,883)
Accumulated other comprehensive loss	(42,903)	(16)

Total shareholders’ equity	402,900	325,008

Total liabilities and shareholders’ equity	$4,364,619	$4,642,884

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended January 3, 2009, December 29, 2007 and December 30, 2006

	2008	2007	2006
		(In thousands)

Operating Activities
Net income (loss)	$121,005	$(57,506)	$(89,627)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	138,828	155,605	149,347
Net unrealized (gains) losses on financial instruments	25,086	31,473	(10,671)
Asset write-offs and net (gain) loss on sale of assets	(50,751)	6,826	(1,814)
Impairment of discontinued operations	17,000	—	22,574
Minority interests and equity earnings, net	8,217	1,939	5,356
Amortization of debt issuance costs	4,085	4,106	4,411
Write-off of debt issuance costs	—	—	8,133
Provision for deferred income taxes	(43,120)	(35,932)	(23,151)
Unrecognized tax benefits on federal income tax audit settlement (Note 7)	(60,906)	—	—
Pension and other postretirement benefit plan expense	21,656	19,539	15,383
Gain on settlement of Hurricane Katrina	—	(5,200)	—
Other	(129)	505	2,062
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables	(37,073)	(68,794)	(48,708)
Inventories	(59,243)	(96,992)	(47,859)
Prepaid expenses and other assets	(10,943)	(9,178)	(3,040)
Income taxes	27,641	13,573	19,542
Accounts payable	30,487	86,447	(274)
Accrued liabilities	(45,856)	25,660	27,136
Other long-term liabilities	(41,421)	(25,749)	(12,879)

Cash flow provided by operating activities	44,563	46,322	15,921
Investing Activities
Proceeds from sales of assets and businesses, net of cash disposed	226,483	41,718	31,273
Hurricane Katrina insurance proceeds	—	5,200	—
Acquisitions and investments, net of cash acquired	—	—	(22,950)
Capital additions	(85,096)	(106,821)	(125,056)
Repurchase of common stock in going-private merger transaction	(245)	(1,480)	(267)

Cash flow provided by (used in) investing activities	141,142	(61,383)	(117,000)
Financing Activities
Short-term debt borrowings	94,943	119,389	101,381
Short-term debt repayments	(132,266)	(91,176)	(52,872)
Long-term debt borrowings, net of debt issuance costs	1,348,050	1,167,530	2,260,545
Long-term debt repayments	(1,482,800)	(1,169,213)	(1,969,698)
Capital contribution from parent	—	—	28,390
Return of capital to parent	—	—	(59,390)
Dividends paid to minority shareholders	(13,447)	(10,485)	(1,833)
Dividends paid to parent	—	—	(163,691)

Cash flow provided by (used in) financing activities	(185,520)	16,045	142,832

Effect of foreign currency exchange rate changes on cash	(6,417)	3,663	1,849

Increase (decrease) in cash and cash equivalents	(6,232)	4,647	43,602
Cash and cash equivalents at beginning of period	97,061	92,414	48,812

Cash and cash equivalents at end of period	$90,829	$97,061	$92,414

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued
For the Years Ended January 3, 2009, December 29, 2007 and December 30, 2006

Supplemental cash flow information

At January 3, 2009, December 29, 2007 and December 30, 2006, accounts payable included approximately $6.7 million, $17.8 million and $18 million, respectively, for capital expenditures. Of the $17.8 million of capital expenditures included in accounts payable at December 29, 2007, approximately $16.7 million had been paid during fiscal 2008. Of the $18 million of capital expenditures included in accounts payable at December 30, 2006, approximately $17.4 million had been paid during fiscal 2007.

Income tax payments, net of refunds, for the years ended January 3, 2009, December 29, 2007 and December 30, 2006 were $15.5 million, $23.7 million and $25.7 million, respectively.

Interest payments on borrowings totaled $175.5 million, $189.5 million and $159.5 million during the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

During the year ended January 3, 2009, the Company recorded $77.8 million of tax related adjustments that resulted from changes to unrecognized tax benefits that existed at the time of the going-private merger transaction. This tax-related adjustment resulted in a decrease to goodwill and a decrease to the liability for unrecognized tax benefits. Refer to Note 7 — Income Taxes for additional information.

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended January 3, 2009, December 29, 2007 and December 30, 2006

					Accumulated Other
					Comprehensive Loss
	Common		Additional	Retained	Pension & Other	Cumulative	Unrealized	Total
	Shares	Common	Paid-In	Earnings	Postretirement	Translation	Gains (Losses)	Shareholders’	Comprehensive
	Outstanding	Stock	Capital	(Deficit)	Benefits	Adjustment	on Hedges	Equity	Income (Loss)
					(In thousands)

Balance at December 31, 2005	1	$—	$440,032	$199,506	$(22,735)	$3,433	$2,822	$623,058
Net loss	—	—	—	(89,627)	—	—	—	(89,627)	$(89,627)
Unrealized foreign currency translation and hedging gains (losses)	—	—	—	—	—	17,557	(3,965)	13,592	13,592
Reclassification of realized gains to net loss	—	—	—	—	—	—	(3,204)	(3,204)	(3,204)
Additional minimum pension liability, net of income taxes	—	—	—	—	(4,799)	—	—	(4,799)	(4,799)
Adjustment to adopt FAS 158, net of income taxes	—	—	—	—	(3,246)	—	—	(3,246)	—
Cash dividends	—	—	—	(163,691)	—	—	—	(163,691)	—
Capital contribution from parent	—	—	28,390	—	—	—	—	28,390	—
Return of capital to parent	—	—	(59,390)	—	—	—	—	(59,390)	—

Balance at December 30, 2006	1	$—	$409,032	$(53,812)	$(30,780)	$20,990	$(4,347)	$341,083	$(84,038)

Net loss	—	—	—	(57,506)	—	—	—	(57,506)	$(57,506)
Unrealized foreign currency translation and hedging gains (losses)	—	—	—	—	—	21,271	(1,362)	19,909	19,909
Reclassification of realized gains to net loss	—	—	—	—	—	—	(9,816)	(9,816)	(9,816)
Change in employee benefit plans, net of income taxes	—	—	—	—	4,028	—	—	4,028	4,028
FIN 48 adoption	—	—	—	26,435	—	—	—	26,435	—
Gain on sale of land to affiliate, net of income taxes	—	—	875	—	—	—	—	875	—

Balance at December 29, 2007	1	$—	$409,907	$(84,883)	$(26,752)	$42,261	$(15,525)	$325,008	$(43,385)

Net income	—	—	—	121,005	—	—	—	121,005	$121,005
Business dispositions	—	—	—	—	(1,628)	2,378	—	750	750
Unrealized foreign currency translation and hedging losses	—	—	—	—	—	(17,452)	(18,877)	(36,329)	(36,329)
Reclassification of realized losses to net income	—	—	—	—	—	—	5,272	5,272	5,272
Change in employee benefit plans, net of income taxes	—	—	—	—	(12,580)	—	—	(12,580)	(12,580)
Loss on sale of land to affiliate, net of income taxes	—	—	(226)	—	—	—	—	(226)	—

Balance at January 3, 2009	1	$—	$409,681	$36,122	$(40,960)	$27,187	$(29,130)	$402,900	$78,118

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS

Note 1 —	Nature of Operations

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

In March 2003, the Company completed a going-private merger transaction (“going-private merger transaction”). The privatization resulted from the acquisition by David H. Murdock, the Company’s Chairman, of the approximately 76% of the Company that he and his affiliates did not already own. As a result of the transaction, the Company became wholly-owned by Mr. Murdock through David H. Murdock (“DHM”) Holding Company, Inc.

Note 2 —	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Consolidation:  The Company’s consolidated financial statements include the accounts of Dole Food Company, Inc. and its controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Annual Closing Date:  The Company’s fiscal year ends on the Saturday closest to December 31. The fiscal years 2008, 2007 and 2006 ended on January 3, 2009, December 29, 2007 and December 30, 2006, respectively. The Company operates under a 52/53 week year. Fiscal 2008 was a 53-week year. Fiscal 2007 and 2006 were both 52-week years. The impact of the additional week in fiscal 2008 was not material to the Company’s consolidated statement of operations or consolidated statement of cash flows.

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

Agricultural Costs:  Recurring agricultural costs include costs relating to irrigation, fertilizing, disease and insect control and other ongoing crop and land maintenance activities. Recurring agricultural costs are charged to

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

operations as incurred or are recognized when the crops are harvested and sold, depending on the product. Non- recurring agricultural costs, primarily comprising of soil and farm improvements and other long-term crop growing costs that benefit multiple harvests, are deferred and amortized over the estimated production period, currently from two to seven years.

Shipping and Handling Costs:  Amounts billed to third-party customers for shipping and handling are included as a component of revenues. Shipping and handling costs incurred are included as a component of cost of products sold and represent costs incurred by the Company to ship product from the sourcing locations to the end consumer markets.

Marketing and Advertising Costs:  Marketing and advertising costs, which include media, production and other promotional costs, are generally expensed in the period in which the marketing or advertising first takes place. In limited circumstances, the Company capitalizes payments related to the right to stock products in customer outlets or to provide funding for various merchandising programs over a specified contractual period. In such cases, the Company amortizes the costs over the life of the underlying contract. The amortization of these costs, as well as the cost of certain other marketing and advertising arrangements with customers, are classified as a reduction in revenues. Advertising and marketing costs, included in selling, marketing and general and administrative expenses, amounted to $72.9 million, $77.1 million and $70.6 million during the years ended January 3, 2009, December 29, 2007 and December 30, 2006.

Research and Development Costs:  Research and development costs are expensed as incurred. Research and development costs were not material for the years ended January 3, 2009, December 29, 2007 and December 30, 2006.

Income Taxes:  The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Income taxes, which would be due upon the repatriation of foreign subsidiary earnings, have not been provided where the undistributed earnings are considered indefinitely invested. A valuation allowance is provided for deferred income tax assets for which it is deemed more likely than not that future taxable income will not be sufficient to realize the related income tax benefits from these assets. The Company establishes additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, as defined by Financial Accounting Standards Boards (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”), which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. The impact of provisions for uncertain tax positions, as well as the related net interest and penalties, are included in “Income taxes” in the consolidated statements of operations.

Dole Food Company, Inc. and subsidiaries file its U.S. federal income tax return and various state income tax returns as part of the DHM Holding Company, Inc. consolidated tax group. Dole Food Company, Inc. and subsidiaries calculate current and deferred tax provisions on a stand-alone basis.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Inventories:  Inventories are valued at the lower of cost or market. Costs related to certain packaged foods products are determined using the average cost basis. Costs related to other inventory categories, including fresh fruit and vegetables are determined on the first-in, first-out basis. Specific identification and average cost methods are also used primarily for certain packing materials and operating supplies. Crop growing costs primarily represent the costs associated with growing bananas on company-owned farms or growing vegetables on third-party farms where the Company bears substantially all of the growing risk.

Investments:  Investments in affiliates and joint ventures with ownership of 20% to 50% are recorded on the equity method, provided the Company has the ability to exercise significant influence. All other non-consolidated investments are accounted for using the cost method. At January 3, 2009 and December 29, 2007, substantially all of the Company’s investments have been accounted for under the equity method.

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

Concentration of Credit Risk:  Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash equivalents, derivative contracts, grower advances and trade receivables. The Company maintains its temporary cash investments with high quality financial institutions, which are invested primarily in short-term U.S. government instruments and certificates of deposit. The counterparties to the Company’s derivative contracts are major financial institutions. Grower advances are principally with farming enterprises located throughout Latin America and Asia and are secured by the underlying crop harvests. Credit risk related to trade receivables is mitigated due to the large number of customers dispersed worldwide. To reduce credit risk, the Company performs periodic credit evaluations of its customers but does not generally require advance payments or collateral. Additionally, the Company maintains allowances for credit losses. No individual customer accounted for greater than 10% of the Company’s revenues during the years ended January 3, 2009, December 29, 2007 and December 30, 2006. No individual customer accounted for greater than 10% of accounts receivable as of January 3, 2009 or December 29, 2007.

Fair Value of Financial Instruments:  The Company’s financial instruments are primarily composed of short-term trade and grower receivables, trade payables, notes receivable and notes payable, as well as long-term grower

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

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

The Company also holds derivative instruments to hedge against foreign currency exchange, fuel pricing and interest rate movements. The Company’s derivative financial instruments are recorded at fair value (Refer to Note 17 for additional information). The Company estimates the fair values of its derivatives based on quoted market prices or pricing models using current market rates less any credit valuation adjustments.

Foreign Currency Exchange:  For subsidiaries with transactions that are denominated in a currency other than the functional currency, the net foreign currency exchange transaction gains or losses resulting from the translation of monetary assets and liabilities to the functional currency are included in determining net income. Net foreign currency exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar are recorded as a part of cumulative translation adjustment in shareholders’ equity. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term-investment nature (i.e. settlement is not planned or anticipated in the foreseeable future) are also recorded in cumulative translation adjustment in shareholders’ equity.

Leases:  The Company leases fixed assets for use in operations where leasing offers advantages of operating flexibility and is less expensive than alternative types of funding. The Company also leases land in countries where land ownership by foreign entities is restricted. The Company’s leases are evaluated at inception or at any subsequent modification and, depending on the lease terms, are classified as either capital leases or operating leases, as appropriate under Statement of Financial Accounting Standards No. 13, Accounting for Leases. For operating leases that contain rent escalations, rent holidays or rent concessions, rent expense is recognized on a straight-line basis over the life of the lease. The majority of the Company’s leases are classified as operating leases. The Company’s principal operating leases are for land and machinery and equipment. The Company’s capitalized leases primarily consist of two vessel leases. The Company’s decision to exercise renewal options is primarily dependent on the level of business conducted at the location and the profitability thereof. The Company’s leasehold improvements were not significant at January 3, 2009 or December 29, 2007.

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

Reclassifications:  Certain prior year amounts have been reclassified to conform with the 2008 presentation.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Recently Adopted Accounting Pronouncements

During September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. FAS 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy as defined in the standard. In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-1 amends FAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company, as it applies to its financial instruments, effective December 30, 2007. Refer to Note 17 — Derivative Financial Instruments.

Recently Issued Accounting Pronouncements

During May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. This statement will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of ‘Present Fairly in Conformity With Generally Accepted Accounting Principles’. The Company does not anticipate that the adoption of FAS 162 will have an effect on its consolidated financial statements.

During March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“FAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the first quarter of fiscal 2009. The Company is currently evaluating the impact, if any, the adoption of FAS 161 will have on its consolidated financial statements.

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

During December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. It establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and also requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Changes in acquired tax contingencies, including those existing at the date of adoption, will be recognized in earnings if outside the maximum measurement period (generally one year). FAS 141R will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009. Following the date of adoption of FAS 141R, the resolution of such items at values that differ from recorded amounts will be adjusted through earnings, rather than goodwill.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 3 —	2009 Debt Maturity and Debt Issuance

During the second quarter of 2008, the Company reclassified to current liabilities its $350 million 8.625% notes due May 2009 (“2009 Notes”). The Company also completed the early redemption of $5 million of the 2009 Notes during the third quarter of 2008.

On February 13, 2009, the Company commenced a tender offer to purchase for cash any and all of the outstanding 2009 Notes for a purchase price equal to $980 per $1,000 of 2009 Notes validly tendered, with an additional payment of $20 per $1,000 of 2009 Notes tendered early in the process. In connection with the tender offer, the Company sought consents to certain amendments to the indenture governing the 2009 Notes to eliminate substantially all of the restrictive covenants and certain events of default contained therein. On March 4, 2009, the Company announced that it had received the required consents necessary to amend the indenture with respect to the 2009 Notes and, accordingly, executed the supplemental indenture effecting such amendments, which became operative on March 18, 2009, when the Company accepted and paid for the tendered 2009 Notes. The tender offer expired on March 17, 2009.

On March 18, 2009, the Company completed the sale and issuance of $350 million aggregate principal amount of 13.875% Senior Secured Notes due March 2014 (“2014 Notes”) at a discount of $25 million. The 2014 Notes were sold to qualified institutional investors pursuant to Rule 144A under the Securities Act of 1933 (“Securities Act”) and to persons outside the United States in compliance with Regulation S under the Securities Act. The sale was exempt from the registration requirements of the Securities Act. Interest on the 2014 Notes will be paid semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2009. The 2014 Notes have the benefit of a lien on certain U.S. assets of the Company that is junior to the liens of the Company’s senior secured credit facilities, and are senior obligations of the Company ranking equally with the Company’s existing senior debt. The Company used the net proceeds from this offering, together with cash on hand and/or borrowings under the revolving credit facility, to purchase all of the tendered 2009 Notes and to irrevocably deposit with the trustee of the 2009 Notes funds that will be sufficient to repay the remaining outstanding 2009 Notes at maturity on May 1, 2009.

In connection with these refinancing transactions, the Company amended its senior secured credit facilities. Such amendments, among other things, (i) permit debt securities secured by a junior lien to be issued to refinance its senior notes due in 2009 and 2010 in an amount up to the greater of (x) $500 million and (y) the amount of debt that would not cause the senior secured leverage ratio to exceed 3.75 to 1.00; (ii) add a new restricted payments basket of up to $50 million to be used to prepay its senior notes due in 2009 and 2010 subject to pro forma compliance with the senior secured credit facilities and $70 million of unused availability under the revolving credit facility; (iii) increase the applicable margin for (x) the term loan facilities to LIBOR plus 5.00% or the base rate plus 4.00% subject to a 50 basis point step down when the priority senior secured leverage ratio is less than or equal to 1.75 to 1.00 and (y) for the revolving credit facility, to a range of LIBOR plus 3.00% to 3.50% or the base rate plus 2.00% to 2.50%; (iv) provide for a LIBOR floor of 3.00% per annum for the term loan facilities; (v) add a first priority secured leverage maintenance covenant to the term loan facilities; and (vi) provide for other technical and clarifying changes. These amendments became effective concurrently with the closing of the 2014 Notes offering.

Note 4 —	Other Income (Expense), Net

Included in other income (expense), net in the Company’s consolidated statements of operations for fiscal 2008, 2007 and 2006 are the following items:

	2008	2007	2006
	(In thousands)

Unrealized gain (loss) on the cross currency swap	$(50,411)	$(10,741)	$20,664
Realized gain on the cross currency swap	11,209	12,780	4,102
Gains (losses) on foreign denominated borrowings	24,889	(1,414)	(9,270)
Other	247	1,223	(320)

Other income (expense), net	$(14,066)	$1,848	$15,176

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Refer to Note 17 — Derivative Financial Instruments for further discussion regarding the Company’s cross currency swap.

Note 5 —	Discontinued Operations

During the second quarter of 2008, the Company approved and committed to a formal plan to divest its fresh-cut flowers operations (“Flowers transaction”). The first phase of the Flowers transaction was completed during the first quarter of 2009. In addition, during the fourth quarter of 2007, the Company approved and committed to a formal plan to divest its citrus and pistachio operations (“Citrus”) located in central California. The operating results of Citrus were included in the fresh fruit operating segment. The sale of Citrus was completed during the third quarter of 2008 and the sale of the fresh-cut flowers operations was completed during the first quarter of 2009. Refer to Note 9 — Assets Held-For-Sale. In evaluating the two businesses, the Company concluded that they each met the definition of a discontinued operation as defined in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). Accordingly, the results of operations of these businesses have been reclassified for all periods presented.

During the fourth quarter of 2006, the Company completed the sale of its Pacific Coast Truck Center (“Pac Truck”) business for $20.7 million. The Pac Truck business consisted of a full service truck dealership that provided medium and heavy-duty trucks to customers in the Pacific Northwest region. The Company received $15.3 million of net proceeds from the sale after the assumption of $5.4 million of debt and realized a gain of approximately $2.8 million on the sale, net of income taxes of $2 million. The sale of Pac Truck qualified for discontinued operations treatment under FAS 144. Accordingly, the historical results of operations of this business have been reclassified for all periods presented. The operating results of Pac Truck were included in the other operating segment:

The operating results of fresh-cut flowers, Citrus and Pac Truck for fiscal 2008, 2007 and 2006 are reported in the following table:

	Fresh-Cut Flowers	Citrus	Pac Truck	Total
	(In thousands)

2008
Revenues	$106,919	$5,567	$—	$112,486

Loss before income taxes	$(43,235)	$(1,408)	$—	$(44,643)
Income taxes	16,936	316	—	17,252

Loss from discontinued operations, net of income taxes	$(26,299)	$(1,092)	$—	$(27,391)

Gain on disposal of discontinued operations, net of income taxes of $4.3 million	$—	$3,315	$—	$3,315

2007
Revenues	$110,153	$13,586	$—	$123,739

Income (loss) before income taxes	$(19,146)	$733	$—	$(18,413)
Income taxes	2,994	(300)	—	2,694

Income (loss) from discontinued operations, net of income taxes	$(16,152)	$433	$—	$(15,719)

2006
Revenues	$160,074	$20,527	$47,851	$228,452

Income (loss) before income taxes	$(57,001)	$3,767	$397	$(52,837)
Income taxes	4,379	(1,765)	(163)	2,451

Income (loss) from discontinued operations, net of income taxes	$(52,622)	$2,002	$234	$(50,386)

Gain on disposal of discontinued operations, net of income taxes of $2 million	$—	$—	$2,814	$2,814

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Included in the fresh-cut flowers loss before income taxes for fiscal 2008 is a $17 million impairment charge. Refer to Note 9 — Assets Held-For-Sale for further information.

Included in the fresh-cut flowers loss before income taxes for fiscal 2007 and 2006 are $1.1 million and $29 million, respectively, of charges related to restructuring costs and impairment charges associated with the write-off of certain long-lived assets, intangible assets and inventory. During the third quarter of 2006, the Company restructured its fresh-cut flowers division to better focus on high-value products and flower varieties, and position the business unit for future growth. In connection with the restructuring, fresh-cut flowers ceased its farming operations in Ecuador, closed two farms in Colombia and downsized other Colombian farms.

Minority interest expense included in Citrus income (loss) from discontinued operations was $0.5 million, $0.4 million and $2.3 million for fiscal years 2008, 2007 and 2006, respectively. Gain on disposal of discontinued operations, net of income taxes, for Citrus for fiscal 2008 included minority interest expense of $12.3 million.

Note 6 —	Restructurings and Related Asset Impairments

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

Note 7 —	Income Taxes

Income tax expense (benefit) was as follows:

	2008	2007	2006
	(In thousands)

Current
Federal, state and local	$835	$735	$406
Foreign	22,753	15,399	18,644

	23,588	16,134	19,050

Deferred
Federal, state and local	(16,218)	(29,122)	(15,690)
Foreign	(3,723)	(3,573)	(5,581)

	(19,941)	(32,695)	(21,271)

Non-current tax expense	(51,662)	20,615	24,830

	$(48,015)	$4,054	$22,609

Pretax earnings attributable to foreign operations including earnings from discontinued operations, equity method investments and minority interests were $185.5 million, $53.9 million and $30.7 million for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively. The Company has not provided for

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

U.S. federal income and foreign withholding taxes on approximately $2.3 billion of the excess of the amount for financial reporting over the tax basis of investments that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is currently not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

The Company’s reported income tax expense (benefit) on continuing operations differed from the expense calculated using the U.S. federal statutory tax rate for the following reasons:

	2008	2007	2006
	(In thousands)

Expense (benefit) computed at U.S. federal statutory income tax rate of 35%	$32,383	$(12,668)	$(5,748)
Foreign income taxed at different rates	(40,236)	8,963	27,440
State and local income tax, net of federal income taxes	(8,467)	(3,948)	(1,854)
Valuation allowances	9,787	11,071	6,842
U.S. Appeals Settlement and Other FIN 48 Related	(36,993)	—	—
Permanent items and other	(4,489)	636	(4,071)

Income tax expense (benefit)	$(48,015)	$4,054	$22,609

Deferred tax assets (liabilities) comprised the following:

	January 3,	December 29,
	2009	2007
	(In thousands)

Intangibles	$(295,362)	$(293,666)
Property, plant and equipment	(134,819)	(154,771)
Investment and other asset basis differences	34,534	20,394
Postretirement benefits	59,132	56,538
Operating accruals	71,698	65,743
Tax credit carryforwards	21,753	20,889
Net operating loss and other carryforwards	106,383	167,424
Valuation allowances	(144,083)	(174,398)
Other, net	47,832	26,108

	$(232,932)	$(265,739)

The Company has gross federal, state and foreign net operating loss carryforwards of $82.4 million, $1 billion and $119.9 million, respectively, at January 3, 2009. The Company has recorded deferred tax assets of $29.8 million for federal net operating loss and other carryforwards, which, if unused, will expire between 2023 and 2028. The Company has recorded deferred tax assets of $45.8 million for state operating loss carryforwards, which, if unused, will start to expire in 2009. The Company has recorded deferred tax assets of $30.8 million for foreign net operating loss carryforwards which are subject to varying expiration rules. Tax credit carryforwards of $21.8 million include foreign tax credit carryforwards of $18.4 million which will expire in 2011, U.S. general business credit carryforwards of $0.3 million which expire between 2023 and 2027, and state tax credit carryforwards of $3.1 million with varying expiration dates. The Company has recorded a U.S. deferred tax asset of $35.8 million for disallowed interest expense which, although subject to certain limitations, can be carried forward indefinitely.

A valuation allowance has been established to offset foreign tax credit carryforwards, state net operating loss carryforwards, certain foreign net operating loss carryforwards and certain other deferred tax assets in foreign

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

jurisdictions. The Company has deemed it more likely than not that future taxable income in the relevant taxing jurisdictions will be insufficient to realize all of the related income tax benefits for these assets.

Total deferred tax assets and deferred tax liabilities were as follows:

	January 3,	December 29,
	2009	2007
	(In thousands)

Deferred tax assets	$489,343	$499,899
Deferred tax asset valuation allowance	(144,083)	(174,398)

	345,260	325,501
Deferred tax liabilities	(578,192)	(591,240)

Net deferred tax liabilities	$(232,932)	$(265,739)

Current deferred tax assets consist of:
Deferred tax assets, net of valuation allowance	$54,508	$47,763
Deferred tax liabilities	(33,235)	(35,678)

Net current deferred tax assets	21,273	12,085
Non-current deferred tax liabilities consist of:
Deferred tax assets, net of valuation allowance	290,752	277,738
Deferred tax liabilities	(544,957)	(555,562)

Net non-current deferred tax liabilities	(254,205)	(277,824)

Net deferred tax liabilities	$(232,932)	$(265,739)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	January 3,	December 29,
	2009	2007
	(In thousands)

Unrecognized tax benefits — opening balance	$204,421	$200,641
Gross increases — tax positions in prior period	14,361	10,837
Gross decreases — tax positions in prior period	(346)	(13,448)
Gross increases — tax positions in current period	4,654	8,284
Settlements*	(105,139)	(1,793)
Lapse of statute of limitations	(2,083)	(100)

Unrecognized tax benefits — ending balance	$115,868	$204,421

*	2008 activity includes $110 million reduction in gross unrecognized tax benefits due to the settlement of the federal income tax audit for the years 1995 to 2001 less a cash refund received of $6 million on this settlement plus various state and foreign audit settlements totaling approximately $1 million.

The total for unrecognized tax benefits, including interest, was $143 million and $269 million at January 3, 2009 and December 29, 2007, respectively. The change is primarily due to the settlement of the federal income tax audit for the years 1995 to 2001. If recognized, approximately $131.5 million, net of federal and state tax benefits, would be recorded as a component of income tax expense and accordingly impact the effective tax rate.

The Company recognizes accrued interest and penalties related to its unrecognized tax benefits as a component of income taxes in the consolidated statements of operations. Accrued interest and penalties before tax benefits were

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

$26.9 million and $64.6 million at January 3, 2009 and December 29, 2007, respectively, and are included as a component of other long-term liabilities in the consolidated balance sheet. The decrease is primarily attributable to the reduction in liabilities for unrecognized tax benefits associated with the settlement of the federal income tax audit for the years 1995-2001. Interest and penalties recorded in the Company’s consolidated statements of operations for 2008, 2007 and 2006 were ($32.2) million, including the impact of the settlement, $17.2 million and $6.9 million, respectively.

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

1995 — 2001 Federal Income Tax Audit:  In June 2006, the IRS completed an examination of the Company’s federal income tax returns for the years 1995 to 2001 and issued a Revenue Agent’s Report (“RAR”) that included various proposed adjustments. The net tax deficiency associated with the RAR was $175 million for which the Company provided $110 million of gross unrecognized tax benefits, plus penalties and interest. The Company filed a protest letter contesting the proposed adjustments contained in the RAR. During January 2008, the Company was notified that the Appeals Branch of the IRS had finalized its review of the Company’s protest and that the Appeals Branch’s review supported the Company’s position in all material respects. On June 13, 2008, the Appeals review was approved by the Joint Committee on Taxation. The impact of the settlement on the Company’s year ended January 3, 2009 consolidated financial statements is $136 million, which includes a $110 million reduction in gross unrecognized tax benefits recorded in other long-term liabilities plus a reduction of $26 million for interest and penalties, net of federal and state tax benefits. Of this amount, $61 million reduced the Company’s income tax provision and effective tax rate for the year ended January 3, 2009 and the remaining $75 million reduced goodwill.

2002 — 2005 Federal Income Tax Audit:  The Company is currently under examination by the Internal Revenue Service for the tax years 2002-2005 and it is anticipated that the examination will be completed by the end of 2009.

At this time, the Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations within the next twelve months.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 8 —	Details of Certain Assets and Liabilities

Details of receivables and inventories were as follows:

	January 3,	December 29,
	2009	2007
	(In thousands)

Receivables
Trade	$684,053	$708,545
Notes and other	126,601	145,624
Grower advances	34,861	41,302
Income tax refund	3,077	5,402

	848,592	900,873
Allowance for doubtful accounts	(41,357)	(61,720)

	$807,235	$839,153

Inventories
Finished products	$344,643	$355,502
Raw materials and work in progress	168,670	155,166
Crop-growing costs	210,263	172,980
Operating supplies and other	72,831	67,027

	$796,407	$750,675

Accounts payable consists primarily of trade payables.

Accrued liabilities included the following:

	January 3,	December 29,
	2009	2007
	(In thousands)

Employee-related costs and benefits	$127,162	$147,329
Amounts due to growers	64,746	98,130
Marketing and advertising	64,256	60,972
Shipping related costs	49,622	51,427
Materials and supplies	27,217	34,678
Interest	25,820	31,299
Unrealized hedging losses	80,760	28,462
Other	50,562	62,287

	$490,145	$514,584

Other long-term liabilities were as follows:

	January 3,	December 29,
	2009	2007
	(In thousands)

Accrued postretirement and other employee benefits	$245,357	$249,230
Liability for unrecognized tax benefits	90,767	217,570
Other	85,655	74,434

	$421,779	$541,234

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 9 —	Assets Held-for-Sale

The Company continuously reviews its assets in order to identify those assets that do not meet the Company’s future strategic direction or internal economic return criteria. As a result of this review, the Company has identified and is in the process of selling certain businesses and long-lived assets. In accordance with FAS 144, the Company has reclassified these assets as held-for-sale.

Total assets held-for-sale by segment were are follows:

				Fresh-Cut
				Flowers—
		Fresh	Packaged	Discontinued	Total Assets
	Fresh Fruit	Vegetables	Foods	Operation	Held-For-Sale
	(In thousands)

Balance as of December 29, 2007	$34,159	$3,251	$—	$38,834	$76,244
Additions	252,581	35,349	4,452	71,833	364,215
Sales	(188,635)	—	(270)	(31,678)	(220,583)
Long-lived asset impairment	—	—	—	(17,000)	(17,000)

Balance as of January 3, 2009	$98,105	$38,600	$4,182	$61,989	$202,876

Total liabilities held-for-sale by segment were are follows:

				Fresh-Cut
				Flowers—
		Fresh	Packaged	Discontinued	Total Liabilities
	Fresh Fruit	Vegetables	Foods	Operation	Held-For-Sale
	(In thousands)

Balance as of December 29, 2007	$—	$—	$—	$—	$—
Additions	56,879	—	—	45,218	102,097
Sales	(51,632)	—	—	—	(51,632)

Balance as of January 3, 2009	$5,247	$—	$—	$45,218	$50,465

The major classes of assets and liabilities held-for-sale included in the Company’s consolidated balance sheet at January 3, 2009 were as follows:

				Fresh-Cut
				Flowers—
		Fresh	Packaged	Discontinued
	Fresh Fruit	Vegetables	Foods	Operation	Total
	(In thousands)

Assets held-for-sale:
Receivables	$3,314	$—	$—	$14,000	$17,314
Inventories	6,301	—	—	2,883	9,184
Property, plant and equipment, net of accumulated depreciation	85,629	38,600	4,182	30,069	158,480
Other assets, net	2,861	—	—	15,037	17,898

Total assets held-for-sale	$98,105	$38,600	$4,182	$61,989	$202,876

Liabilities held-for-sale:
Accounts payable and accrued liabilities	$5,037	$—	$—	$18,028	$23,065
Long-term debt	—	—	—	25,857	25,857
Deferred income tax and other liabilities	210	—	—	1,333	1,543

Total liabilities held-for-sale	$5,247	$—	$—	$45,218	$50,465

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The Company received cash proceeds of $226.5 million on assets sold during the year ended January 3, 2009, including $214 million on assets which had been reclassified as held-for-sale. The total realized gain recorded on assets classified as held-for-sale, excluding the 2008 amortization of the deferred gain on the ship discussed below, was $18 million for the year ended January 3, 2009. The Company also realized gains on assets not classified as held-for-sale, totaling $9 million for fiscal 2008. Total realized gains on asset sales of $27 million are shown as a separate component of operating income in the consolidated statement of operations for 2008. The net book value associated with these sales from continuing operations was approximately $103 million.

Fresh Fruit

During the year ended January 3, 2009, the Company added $252.6 million to the assets held-for-sale balance in the fresh fruit reporting segment. These assets primarily consist of a packing and cooling facility and wood box plant located in Chile and approximately 11,000 acres of Hawaiian land.

During the fourth quarter of 2008, the Company entered into a binding letter of intent to sell certain portions of its Latin American banana operations. The related assets and liabilities from these operations were reclassified to held-for-sale during the fourth quarter of 2008. The sale closed during the first quarter of 2009.

During the third quarter ended October 4, 2008, the Company entered into a definitive purchase and sale agreement to sell its JP Fresh subsidiary in the United Kingdom and its Dole France subsidiary which were in the European ripening and distribution business to Compagnie Fruitière Paris. Compagnie Fruitière Paris is a subsidiary of Compagnie Financière de Participations, a company in which Dole holds a non-controlling 40% ownership interest. The sale closed during the fourth quarter of 2008.

2008 Sales and First Quarter 2009 Sales

The Company sold the following assets during the year ended January 3, 2009, which had been classified as held-for-sale: approximately 2,200 acres of land parcels in Hawaii, additional agricultural acreage in California, two Chilean farms, property located in Turkey and a breakbulk refrigerated ship. In addition, the Company sold its JP Fresh and Dole France subsidiaries. The amount of cash collected on these sales totaled approximately $133.6 million. The total sales proceeds of $133.6 million includes $12.7 million for the sale of the ship. The Company also entered into a lease agreement for the same ship and recognized a deferred gain of $11.9 million on the sale. The deferred gain is amortized over the 3 year lease term.

During the fourth quarter of 2007, the Company reclassified approximately 4,400 acres of land and other related assets of its citrus and pistachio operations located in central California as assets held-for-sale. These assets were held by non-wholly owned subsidiaries of the Company. In March 2008, the Company entered into an agreement to sell these assets. The sale was completed during the third quarter of 2008 and the subsidiaries received net proceeds of $44 million. The Company’s share of these net proceeds was $28.1 million. The Company recorded a gain of $3.3 million, net of income taxes, which was recorded as gain on disposal of discontinued operations, net of income taxes, for the year ended January 3, 2009.

During January 2009, the Company completed the sale of certain portions of its Latin American banana operations. Net sales proceeds from the sale totaled approximately $27.3 million. Of this amount, $15.8 million was collected in cash and the remaining $11.5 million was recorded as a receivable, to be collected over the next twelve months.

Fresh Vegetables

During the fourth quarter of 2008, the Company reclassified approximately 1,100 acres of vegetable property located in California as assets held-for-sale and signed a definitive purchase and sale agreement to sell this property. The sale closed during March 2009 and the Company received net cash proceeds of $44.5 million.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Packaged Foods

During the second quarter of 2008, the Company reclassified approximately 600 acres of peach orchards located in California as assets held-for-sale. During the fourth quarter of 2008, the Company sold 40 acres for approximately $0.7 million.

Fresh-Cut Flowers — Discontinued Operation

During the second quarter of 2008, the Company approved and committed to a formal plan to divest its fresh-cut flowers operating segment. Accordingly, all the assets and liabilities were reclassified as held-for-sale.

During the third quarter of 2008, the Company signed a binding letter of intent to sell its fresh-cut flowers division (“Flowers transaction”). The sale of the fresh-cut flowers division is expected to take place in phases. The first phase closed during the first quarter of 2009 as a stock-sale transaction. The remaining assets can be purchased by the same buyer under separate option contracts that expire in one year. The remaining phases are expected to close within the next year. If the options on the remaining assets are exercised, the Company will receive additional sales proceeds of approximately $26 million on assets with a net book value of $10 million.

Included in liabilities held-for-sale of $45.2 million is $25.9 million of long-term debt of the former flowers subsidiaries. This debt ceased to be an obligation of the Company upon the closing of the first phase of the Flowers transaction.

The Company recorded an impairment loss of $17 million on the assets sold in the first phase of the Flowers transaction. The impairment charge represents the amount by which the net book value exceeds the fair market value less cost to sell. The fair market value of the assets was determined by the sales price agreed upon in the binding letter of intent. The impairment loss was recorded as a component of loss from discontinued operations, net of income taxes, for the year ended January 3, 2009.

2008 Sales and First Quarter 2009 Sales

The Company reclassified its fresh-cut flowers headquarters facility, located in Miami, Florida as assets held-for-sale during the third quarter of 2007. The Company completed the sale of this facility during the third quarter of 2008 and received net cash proceeds of $34 million. In addition, the Company received net cash proceeds of $1.9 million on the sale of two farms. The gain realized on the sale of these assets, net of income taxes, was approximately $3.1 million and is included as a component of loss from discontinued operations, net of income taxes in the consolidated statement of operations for the year ended January 3, 2009.

During January 2009, the first phase of the Flowers transaction was completed. The Company retains only certain real estate of the former flowers divisions to be sold in the subsequent phases of the transaction. Net sales proceeds from the sale totaled approximately $30 million. Of this amount, $21.7 million was collected in cash and the remaining $8.3 million was recorded as a receivable, to be collected over the next two years.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 10 — Property, Plant and Equipment

Major classes of property, plant and equipment were as follows:

	January 3,	December 29,
	2009	2007
	(In thousands)

Land and land improvements	$523,355	$698,853
Buildings and leasehold improvements	398,371	430,968
Machinery and equipment	810,722	803,353
Vessels and containers	201,178	218,970
Vessels and equipment under capital leases	91,392	98,006
Construction in progress	52,658	70,379

	2,077,676	2,320,529
Accumulated depreciation	(1,027,345)	(980,390)

	$1,050,331	$1,340,139

Depreciation is computed by the straight-line method over the estimated useful lives of the assets as follows:

Years

Land improvements	5 to 40
Buildings and leasehold improvements	2 to 50
Machinery and equipment	2 to 35
Vessels and containers	5 to 20
Vessels and equipment under capital leases	Shorter of useful life or life of lease

Depreciation expense on property, plant and equipment for continuing operations totaled $133.4 million, $146.9 million and $139 million for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively. Depreciation expense on property, plant and equipment for discontinued operations totaled $1.1 million, $4.2 million and $5.8 million for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

Note 11 —	Goodwill and Intangible Assets

Goodwill has been allocated to the Company’s reporting segments as follows:

		Fresh	Packaged
	Fresh Fruit	Vegetables	Foods	Total
	(In thousands)

Balance as of December 30, 2006	$386,625	$93,874	$65,241	$545,740
Adoption of FIN 48	(22,965)	(6,000)	(1,226)	(30,191)
Tax-related adjustments	(4,588)	(1,199)	(244)	(6,031)

Balance as of December 29, 2007	$359,072	$86,675	$63,771	$509,518
Tax-related adjustments	(59,208)	(15,469)	(3,160)	(77,837)
Transfer to assets held-for-sale	(24,751)	—	—	(24,751)
Other	(390)	—	—	(390)

Balance as of January 3, 2009	$274,723	$71,206	$60,611	$406,540

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The tax-related adjustments in 2007 resulted from changes to deductible temporary differences, operating loss or tax credit carryforwards and contingencies that existed at the time of the going-private merger transaction. The tax-related adjustments in 2008 resulted from changes to unrecognized tax benefits that existed at the time of the going- private merger transaction which were due to the settlement of the federal income tax audit as discussed in Note 7 — Income Taxes.

During the third quarter of 2008, the Company reclassified all of the assets and liabilities of JP Fresh to assets held-for-sale. The sale of JP Fresh was completed during the fourth quarter of 2008. Goodwill and intangible assets related to JP Fresh totaled $24 million and $7.3 million, respectively.

Details of the Company’s intangible assets were as follows:

	January 3,	December 29,
	2009	2007
	(In thousands)

Amortized intangible assets:
Customer relationships	$38,501	$48,906
Other amortized intangible assets	2,042	2,135

	40,543	51,041
Accumulated amortization — customer relationships	(20,248)	(17,483)
Other accumulated amortization	(1,452)	(1,383)

Accumulated amortization — intangible assets	(21,700)	(18,866)

Amortized intangible assets, net	18,843	32,175
Indefinite-lived intangible assets:
Trademark and trade names	689,615	689,615

Total identifiable intangible assets, net	$708,458	$721,790

Amortization expense of identifiable intangibles totaled $4.3 million, $4.5 million and $4.5 million for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively. Estimated remaining amortization expense associated with the Company’s identifiable intangible assets in each of the next five fiscal years is as follows (in thousands):

Fiscal Year	Amount

2009	$3,677
2010	$3,677
2011	$3,677
2012	$3,677
2013	$1,498

The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”), during the second quarter of fiscal 2008. This review indicated no impairment to goodwill or any of the Company’s indefinite-lived intangible assets. As market conditions change, the Company continues to monitor and perform updates of its impairment testing of recoverability of goodwill and long-lived assets.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 12 —	Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following amounts:

	January 3,	December 29,
	2009	2007
	(In thousands)

Unsecured debt:
8.625% notes due 2009	$345,000	$350,000
7.25% notes due 2010	400,000	400,000
8.875% notes due 2011	200,000	200,000
8.75% debentures due 2013	155,000	155,000
Secured debt:
Revolving credit facility	150,500	176,400
Term loan facilities	835,444	960,375
Contracts and notes, at a weighted-average interest rate of 6.1% in 2008 (8.4% in 2007) through 2014	9,221	3,255
Capital lease obligations	60,448	85,959
Unamortized debt discount	(309)	(610)
Notes payable	48,789	81,018

	2,204,093	2,411,397
Current maturities	(405,537)	(95,189)

	$1,798,556	$2,316,208

Notes Payable

The Company borrows funds on a short-term basis to finance current operations. The terms of these borrowings range from one month to three months. The Company’s notes payable at January 3, 2009 consist primarily of foreign borrowings in Asia and Latin America.

Notes and Debentures

In April 2002, the Company completed the sale and issuance of $400 million aggregate principal amount of Senior Notes due 2009 (the “2009 Notes”). The 2009 Notes are redeemable, at the discretion of the Company, at par plus a make-whole amount, if any, and accrued and unpaid interest, any time prior to maturity. The 2009 Notes were issued at 99.50% of par. In 2005 in conjunction with an amendment and restatement of its senior secured credit agreement, the Company repurchased $50 million of its 2009 Notes. During September 2008, the Company completed the early redemption of $5 million of its 2009 Notes at a price of 99% of the principal amount plus accrued interest through the date of redemption. Refer to Note 3 — 2009 Debt Maturity and Debt Issuance.

In May 2003, the Company issued and sold $400 million aggregate principal amount of 7.25% Senior Notes due 2010 (the “2010 Notes”). The 2010 Notes were issued at par. The Company may redeem some or all of the 2010 Notes at a redemption price of 100% of their principal amount during 2009 and thereafter, plus accrued and unpaid interest.

In connection with the going-private merger transaction of 2003, the Company issued $475 million aggregate principal amount of 8.875% Senior Notes due 2011 (the “2011 Notes”). The 2011 Notes were issued at par. The Company may redeem some or all of the 2011 Notes at a redemption price of 100% of their principal amount during 2009 and thereafter, plus accrued and unpaid interest. In 2005 in conjunction with an amendment and restatement of its senior secured credit agreement, the Company repurchased $275 million of its 2011 Notes.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

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

April 2006 Amendments to Credit Facilities

In April 2006, the Company completed an amendment and restatement of its senior secured credit agreement. The purposes of this refinancing included increasing the combined size of the Company’s revolving credit and letter of credit facilities, eliminating certain financial maintenance covenants, realizing currency gains arising out of the Company’s then existing yen-denominated term loan, and refinancing the higher-cost bank indebtedness of the Company’s immediate parent, Dole Holding Company, LLC (“DHC”) at the lower-cost Dole Food Company, Inc. level. The Company obtained $975 million of term loan facilities and $100 million in a pre-funded letter of credit facility, both of which mature in April 2013. The proceeds of the term loans were used to repay the then outstanding term loans and revolving credit facilities, as well as pay a dividend of $160 million to DHC, which proceeds were used to repay its existing debt facility.

In addition, the Company entered into a new asset based revolving credit facility (“ABL revolver”) of $350 million. The facility is secured by and is subject to a borrowing base consisting of up to 85% of eligible accounts receivable plus a predetermined percentage of eligible inventory, as defined in the credit facility. The ABL revolver matures in April 2011.

Revolving Credit Facility and Term Loans

As of January 3, 2009, the term loan facilities consisted of $176.8 million of Term Loan B and $658.6 million of Term Loan C, bearing interest at LIBOR plus a margin ranging from 1.75% to 2%, dependent upon the Company’s senior secured leverage ratio. The weighted average variable interest rates at January 3, 2009 for Term Loan B and Term Loan C were LIBOR plus 2%, or 4.3%. The term loan facilities require quarterly principal payments, plus a balloon payment due in 2013. Related to the term loan facilities, the Company holds an interest rate swap to hedge future changes in interest rates and a cross currency swap to effectively lower the U.S. dollar fixed interest rate of 7.2% to a Japanese yen fixed interest rate of 3.6%. Refer to Note 17 — Derivative Financial Instruments for additional discussion of the Company’s hedging activities.

As of January 3, 2009, the ABL revolver borrowing base was $328.6 million and the amount outstanding under the ABL revolver was $150.5 million, bearing interest at LIBOR plus a margin ranging from 1.25% to 1.75%, dependent upon the Company’s historical borrowing availability under this facility. At January 3, 2009, the weighted average variable interest rate for the ABL revolver was LIBOR plus 1.5%, or 2.2%. The ABL revolver matures in April 2011. After taking into account approximately $5.3 million of outstanding letters of credit issued under the ABL revolver, the Company had approximately $172.8 million available for borrowings as of January 3, 2009. In addition, the Company had approximately $71 million of letters of credit and bank guarantees outstanding under its pre-funded letter of credit facility as of January 3, 2009.

A commitment fee, which fluctuated between 0.25% and 0.375%, was paid based on the total unused portion of the revolving credit facility. In addition, there is a facility fee on the pre-funded letter of credit facility. The Company paid a total of $1 million, $0.7 million and $1 million in commitment and facility fees for the years ended January 3, 2009, December 29, 2007 and December 30, 2006.

The revolving credit facility and term loan facilities are collateralized by substantially all of the Company’s tangible and intangible assets, other than certain intercompany debt, certain equity interests and each of the Company’s U.S. manufacturing plants and processing facilities that has a net book value exceeding 1% of the

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Company’s net tangible assets. Refer to Note 3 — 2009 Debt Maturity and Debt Issuance — for information on the March 2009 amendments to the credit facilities.

Capital Lease Obligations

At January 3, 2009 and December 29, 2007, included in capital lease obligations was $58.5 million and $83.4 million, respectively, of vessel financing related to two vessel leases denominated in British pound sterling. The reduction in the capital lease obligation was primarily due to the weakening of the British pound sterling against the U.S. dollar during 2008, which resulted in the Company recognizing $21.3 million of unrealized gains. These unrealized gains were recorded as other income (expense), net in the consolidated statement of operations. The interest rates on these leases are based on LIBOR plus a spread. The remaining $1.9 million of capital lease obligations relate primarily to machinery and equipment. Interest rates under these leases are fixed. The capital lease obligations are collateralized by the underlying leased assets. Total payments, including principal and interest, through the remaining life of the lease total approximately $98.7 million. These leases expire in 2024.

Covenants

Provisions under the indentures to the Company’s senior notes and debentures require the Company to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. The senior secured revolving credit facility contains a “springing covenant,” but that covenant has never been effective and would only become effective if the availability under the revolving credit facility were to fall below $35 million for any eight consecutive business days, which it has never done during the life of such facility. In the event that such availability were to fall below $35 million for such eight consecutive business day period, the “springing covenant” would require that the Company’s fixed charge coverage ratio, defined as (x) consolidated EBITDA for the four consecutive fiscal quarters then ending divided by (y) consolidated fixed charges for such four fiscal quarter period, equal or exceed 1.00:1.00. The Company expects such fixed charge coverage ratio to continue to be in excess of 1.00:1.00. At January 3, 2009, the Company was in compliance with all applicable covenants. The Company amended its senior secured credit facilities to, among other things, permit the Company to issue a certain amount of junior lien notes; the amendment became effective concurrently with the closing of the 2014 Notes offering. The amendment to the term loan facilities will impose a first priority secured leverage maintenance covenant on the Company, which the Company expects to continue to be able to satisfy.

A breach of a covenant or other provision in a debt instrument governing the Company’s current or future indebtedness could result in a default under that instrument and, due to cross-default and cross-acceleration provisions, could result in a default under the Company’s other debt instruments. Upon the occurrence of an event of default under the senior secured credit facilities or other debt instrument, the lenders or holders of such other debt instruments could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the Company were unable to repay those amounts, the lenders could proceed against the collateral granted to them, if any, to secure the indebtedness. If the lenders under the Company’s current indebtedness were to accelerate the payment of the indebtedness, the Company cannot give assurance that its assets or cash flow would be sufficient to repay in full its outstanding indebtedness, in which event the Company likely would seek reorganization or protection under bankruptcy or other, similar laws.

The Company’s parent, DHM Holding Company, Inc. (“HoldCo”), entered into an amended and restated loan agreement for $135 million on March 17, 2008 in connection with its investment in Westlake Wellbeing Properties, LLC. The obligations under such loan agreement mature on March 3, 2010. In addition, a $20 million principal payment on the loan is due on June 17, 2009. Failure to make this payment when due would give lenders under this loan agreement the right to accelerate that debt. Because HoldCo is a party to the Dole’s senior secured credit facilities, any failure of Holdco to pay the $20 million principal payment by June 17, 2009 or any other default under the Holdco agreement would result in a default under the Company’s senior secured credit facilities under the

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

existing cross-default and cross-acceleration provisions set forth in those senior secured credit facilities. If such a default were to occur, the Company’s senior secured credit facilities could be declared due at the request of the lenders holding a majority of the senior secured debt under the applicable agreement and unless the default were waived the Company would no longer have the ability to request advances or letters of credit under its revolving credit facility. The acceleration of the indebtedness under the senior secured credit facilities would, if not cured within 30 days, also allow the holders of 25% or more in principal amount of any series of the Company’s notes or debentures to accelerate the maturity of such series. Although HoldCo has assured the Company that it expects to have sufficient funds available from its shareholders to timely make the $20 million principal payment by June 17, 2009, there is no assurance that it will occur.

Debt Issuance Costs

Expenses related to the issuance of long-term debt are capitalized and amortized to interest expense over the term of the underlying debt. During the years ended January 3, 2009, December 29, 2007 and December 30, 2006, the Company amortized deferred debt issuance costs of $4.1 million, $4.1 million and $4.4 million, respectively.

The Company wrote off $8.1 million of deferred debt issuance costs during the year ended December 30, 2006. The 2006 write-off was a result of a refinancing transaction that occurred in April 2006. This write-off was recorded to other income (expense), net in the consolidated statement of operations for the year ended December 30, 2006.

Fair Value of Debt

The Company estimates the fair value of its unsecured notes and debentures based on current quoted market prices. The term loans are traded between institutional investors on the secondary loan market, and the fair values of the term loans are based on the last available trading price. The carrying value and estimated fair values of the Company’s debt is summarized below:

	January 3, 2009		December 29, 2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)

Unsecured notes and debentures	$1,100,000	$809,400	$1,105,000	$1,029,350
Term loans	835,444	585,855	960,375	902,753

Maturities of Notes Payable and Long-Term Debt

Maturities with respect to notes payable and long-term debt as of January 3, 2009 were as follows (in thousands):

Fiscal Year	Amount

2009	$405,537
2010	412,114
2011	363,189
2012	12,910
2013	960,498
Thereafter	49,845

Total	$2,204,093

Other

In addition to amounts available under the revolving credit facility, the Company’s subsidiaries have uncommitted lines of credit of approximately $142.9 million at various local banks, of which $85.3 million

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

was available at January 3, 2009. These lines of credit are used primarily for short-term borrowings, foreign currency exchange settlement and the issuance of letters of credit or bank guarantees. Several of the Company’s uncommitted lines of credit expire in 2009 while others do not have a commitment expiration date. These arrangements may be cancelled at any time by the Company or the banks. The Company’s ability to utilize these lines of credit may be impacted by the terms of its senior secured credit facilities and bond indentures.

Note 13 —	Employee Benefit Plans

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

The Company sponsors one qualified pension plan for U.S. employees, which is funded. All but one of the Company’s international pension plans and all of its OPRB plans are unfunded.

All pension benefits for U.S. salaried employees were frozen in 2002. The assumption for the rate of compensation increase of 2.5% on the U.S. plans represents the rate associated with those participants whose benefits are negotiated under collective bargaining arrangements.

The Company uses a December 31 measurement date for all of its plans.

Adoption of FAS 158

As of December 30, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”), which changed the accounting rules for reporting and disclosures related to pension and other postretirement benefit plans. FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The standard also requires an employer to measure the funded status as of the date of its year-end statement of financial position. The adoption in 2006 had no effect on the computation of net periodic benefit expense for pensions and postretirement benefits.

Pension Protection Act of 2006 and Worker, Retiree, and Employer Recovery Act of 2008

In August 2006, the Pension Protection Act of 2006 was signed into law. This legislation changed the method of valuing the U.S. qualified pension plan assets and liabilities for funding purposes, as well as the minimum funding requirements. The Worker, Retiree, and Employer Recovery Act of 2008 was signed into law in December 2008. The combined effect of these laws will be larger contributions over the next eight to ten years, with the goal of being fully funded by the end of that period. The amount of unfunded liability in future years will be affected by future contributions, demographic changes, investment returns on plan assets, and interest rates, so full funding may be achieved sooner or later. The Company anticipates funding pension contributions with cash from operations.

As a result of the Pension Protection Act of 2006 and the decrease in the value of the U.S. qualified plan’s assets, the Company anticipates contributions averaging approximately $12 million per year over the next nine years. The Company also anticipates that certain forms of benefit payments, such as lump sums, will be partially restricted over the next few years.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

OPRB Plan Amendment

During the fourth quarter of 2008, the Company amended its domestic OPRB Plan. This amendment became effective January 1, 2009. The Company replaced health care coverage (including prescription drugs) for Medicare eligible retirees and surviving spouses who are age 65 and older with a new Health Reimbursement Arrangement (“HRA”), whereby each participant will be provided an annual amount in an HRA account. The HRA account will be used to offset health care costs. This plan amendment will reduce the benefit obligation by $21.8 million. The amortization of this reduction in liability, combined with a lower interest cost, will reduce the expense for this plan by approximately $4.2 million for the next 8 years and by $1.5 million thereafter.

Obligations and Funded Status — The status of the Company’s defined benefit pension and OPRB plans was as follows:

	U.S. Pension Plans		International Pension Plans		OPRB Plans
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	January 3,	December 29,	January 3,	December 29,	January 3,	December 29,
	2009	2007	2009	2007	2009	2007
	(In thousands)

Change in projected benefit obligation
Benefit obligation at beginning of period	$308,097	$310,186	$141,714	$134,098	$63,803	$68,628
Service cost	149	149	7,069	6,947	284	308
Interest cost	18,481	17,139	10,314	8,820	3,920	4,639
Participant contributions	—	—	—	458	—	—
Plan amendments	—	—	3,448	—	(20,960)	—
Foreign currency exchange rate changes	—	—	(11,721)	10,298	—	—
Actuarial (gain) loss	(34,261)	5,778	2,822	(7,736)	(1,610)	(5,194)
Divestitures	—	—	(44,158)	—	—	—
Curtailments, settlements and terminations, net	—	—	—	—	(158)	—
Benefits paid	(25,404)	(25,155)	(14,666)	(11,171)	(5,254)	(4,578)

Benefit obligation at end of period	$267,062	$308,097	$94,822	$141,714	$40,025	$63,803

Change in plan assets
Fair value of plan assets at beginning of period	$237,881	$236,712	$38,485	$35,036	$—	$—
Actual return on plan assets	(49,237)	17,451	2,123	1,167	—	—
Company contributions	2,293	8,873	17,874	11,826	5,254	4,578
Participant contributions	—	—	—	458	—	—
Foreign currency exchange rate changes	—	—	(3,001)	1,169	—	—
Benefits paid	(25,404)	(25,155)	(14,666)	(11,171)	(5,254)	(4,578)
Divestitures	—	—	(36,891)	—	—	—

Fair value of plan assets at end of period	$165,533	$237,881	$3,924	$38,485	$—	$—

Funded status	$(101,529)	$(70,216)	$(90,898)	$(103,229)	$(40,025)	$(63,803)

Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$(2,224)	$—	$(5,729)	$—	$(4,271)	$—
Long-term liabilities	(99,305)	(70,216)	(85,169)	(103,229)	(35,754)	(63,803)

	$(101,529)	$(70,216)	$(90,898)	$(103,229)	$(40,025)	$(63,803)

During the fourth quarter of 2008, the Company sold two European businesses, each of which had defined benefit plans. The sale of these businesses has been reflected in the tables above as divestitures. Refer to Note 9 — Assets Held-For-Sale.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Amounts recognized in accumulated other comprehensive loss at January 3, 2009 and December 29, 2007 are as follows:

	U.S. Pension Plans		International Pension Plans		OPRB Plans
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	January 3,	December 29,	January 3,	December 29,	January 3,	December 29,
	2009	2007	2009	2007	2009	2007
	(In thousands)

Net actuarial loss (gain)	$74,383	$42,754	$11,592	$7,970	$(8,091)	$(6,136)
Prior service cost (benefit)	1	1	3,718	392	(25,506)	(5,460)
Net transition obligation	—	—	81	149	—	—
Income taxes	(27,894)	(16,034)	(584)	(208)	13,260	3,324

Total	$46,490	$26,721	$14,807	$8,303	$(20,337)	$(8,272)

All of the Company’s pension plans were underfunded at January 3, 2009, having accumulated benefit obligations exceeding the fair value of plan assets. The accumulated benefit obligation for all defined benefit pension plans was $333.8 million and $417.6 million at January 3, 2009 and December 29, 2007, respectively. The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	January 3,	December 29,
	2009	2007
	(In thousands)

Projected benefit obligation	$361,884	$449,811
Accumulated benefit obligation	$333,814	$417,581
Fair value of plan assets	$169,457	$276,366

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Components of Net Periodic Benefit Cost and Other Changes Recognized in Other Comprehensive Loss

The components of net periodic benefit cost and other changes recognized in other comprehensive loss for the Company’s U.S. and international pension plans and OPRB plans were as follows:

	U.S. Pension Plans			International Pension Plans
	Year	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended	Ended
	January 3,	December 29,	December 30,	January 3,	December 29,	December 30,
	2009	2007	2006	2009	2007	2006
	(In thousands)

Components of net periodic benefit cost:
Service cost	$149	$149	$1,550	$7,069	$6,947	$4,443
Interest cost	18,481	17,139	16,878	10,314	8,820	7,165
Expected return on plan assets	(18,139)	(17,721)	(18,021)	(2,378)	(2,473)	(905)
Amortization of:
Unrecognized net loss	1,485	1,236	652	493	525	201
Unrecognized prior service cost	1	1	1	79	79	69
Unrecognized net transition obligation	—	—	—	59	56	51
Curtailments, settlements and terminations, net	—	—	—	918	653	1,197

	$1,977	$804	$1,060	$16,554	$14,607	$12,221

Other changes recognized in other comprehensive loss
Net loss (gain)	$33,115	$6,049		$3,030	$(6,430)
Prior service cost	—	—		3,449	—
Amortization of:
Unrecognized net loss (gain)	(1,485)	(1,236)		698	(1,178)
Unrecognized prior service cost	(1)	(1)		(79)	(79)
Unrecognized net transition obligation	—	—		(59)	(56)
Foreign currency adjustment	—	—		(159)	646
Income taxes	(11,860)	(499)		(376)	860

Total recognized in other comprehensive loss	$19,769	$4,313		$6,504	$(6,237)

Total recognized in net periodic benefit cost and other comprehensive loss, net of income taxes	$21,746	$5,117		$23,058	$8,370

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

	OPRB Plans
		Year
		Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
	(In thousands)

Components of net periodic benefit cost:
Service cost	$284	$308	$282
Interest cost	3,921	4,639	3,908
Amortization of:
Unrecognized net loss (gain)	(8)	95	(112)
Unrecognized prior service benefit	(914)	(914)	(914)
Curtailments, settlements and terminations, net	(158)	—	(1,062)

	$3,125	$4,128	$2,102

Other changes recognized in other comprehensive loss
Net gain	$(1,963)	$(5,194)
Prior service benefit	(20,960)	—
Amortization of:
Unrecognized net (loss) gain	8	(95)
Unrecognized prior service benefit	914	914
Income taxes	9,936	2,271

Total recognized in other comprehensive loss	$(12,065)	$(2,104)

Total recognized in net periodic benefit cost and other comprehensive loss, net of income taxes	$(8,940)	$2,024

The estimated net loss, prior service cost and transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $1.3 million of expense. The estimated actuarial net gain and prior service benefit for the OPRB plans that will be amortized from accumulated other comprehensive loss into periodic benefit cost over the next fiscal year is $4.1 million of income.

Assumptions

Weighted-average assumptions used to determine benefit obligations at January 3, 2009 and December 29, 2007 are as follows:

	U.S. Pension		International
	Plans		Pension Plans		OPRB Plans
	2008	2007	2008	2007	2008	2007

Rate assumptions:
Discount rate	6.75%	6.25%	8.30%	7.52%	7.03%	6.44%
Rate of compensation increase	2.50%	2.50%	6.00%	5.22%	—	—

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Weighted-average assumptions used to determine net periodic benefit cost for the years ended January 3, 2009 and December 29, 2007 are as follows:

	U.S. Pension		International
	Plans		Pension Plans		OPRB Plans
	2008	2007	2008	2007	2008	2007

Rate assumptions:
Discount rate	6.25%	5.75%	8.47%	6.61%	6.44%	5.91%
Compensation increase	2.50%	2.50%	5.85%	5.15%	—	—
Rate of return on plan assets	8.00%	8.00%	7.70%	6.73%	—	—

International plan discount rates, assumed rates of increase in future compensation and expected long-term return on assets differ from the assumptions used for U.S. plans due to differences in the local economic conditions in the countries in which the international plans are based.

The APBO for the Company’s U.S. OPRB plan in 2008 and 2007 was determined using the following assumed annual rate of increase in the per capita cost of covered health care benefits:

	Year Ended	Year Ended
	January 3,	December 29,
Fiscal Year	2009	2007

Health care costs trend rate assumed for next year	8%	9%
Rate of increase to which the cost of benefits is assumed to decline (the ultimate trend rate)	5.5%	5.5%
Year that the rate reaches the ultimate trend rate	2012	2012

The health care plan offered to retirees in the U.S. who are age 65 or older was changed effective January 1, 2009 to provide the reimbursement of health care expenses up to a certain fixed amount. There is no commitment to increase the fixed dollar amount and no increase was assumed in determining the APBO. Therefore, the trend rate applies only to benefits for U.S. retirees prior to age 65 and to foreign retirees.

A one-percentage-point change in assumed health care cost trend rates would have the following impact on the Company’s OPRB plans:

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease
	(In thousands)

Increase (decrease) in service and interest cost	$110	$(98)
Increase (decrease) in postretirement benefit obligation	$1,470	$(1,292)

Plan Assets

The following is the plan’s target asset mix, which management believes provides the optimal tradeoff of diversification and long-term asset growth:

Target
Asset Class	Allocation

Fixed income securities	40%
Equity securities	55%
Private equity and venture capital funds	5%

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The Company’s U.S. pension plan weighted-average asset allocations at January 3, 2009 and December 29, 2007 by asset category, are as follows:

	Plan Assets at
	January 3,	December 29,
Asset Class	2009	2007

Fixed income securities	53%	41%
Equity securities	45%	57%
Private equity and venture capital funds	2%	2%

Total	100%	100%

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

The Company’s actual weighted average asset allocation varied from the Company’s target allocation at January 3, 2009 due to the economic volatility in the stock and bond markets during 2008. The Company is currently assessing its positions and expects to rebalance its portfolio during 2009.

The pension plan did not hold any of the Company’s common stock at January 3, 2009 and December 29, 2007.

The Company determines the expected return on pension plan assets based on an expectation of average annual returns over an extended period of years. The Company also considers the weighted-average historical rate of returns on securities with similar characteristics to those in which the Company’s pension assets are invested.

The Company applies the “10% corridor” approach to amortize unrecognized actuarial gains (losses) on both its U.S. and international pension and OPRB plans. Under this approach, only actuarial gains (losses) that exceed 10% of the greater of the projected benefit obligation or the market-related value of the plan assets are amortized. The amortization period is based on the average remaining service period of active employees expected to receive benefits under each plan or over the life expectancy of inactive participants where all, or nearly all, participants are inactive. For the year ended January 3, 2009, the average remaining service period used to amortize unrecognized actuarial gains (losses) for its domestic plans was approximately 10.5 years.

Plan Contributions and Estimated Future Benefit Payments

During 2008, the Company did not make any contributions to its qualified U.S. pension plan. Under the minimum funding requirements of the Pension Protection Act of 2006, no contribution was required for fiscal 2008. The Company expects to contribute approximately $8 million to its U.S. qualified plan in 2009, which is the estimated minimum funding requirement calculated under the Pension Protection Act of 2006. Future contributions to the U.S. pension plan in excess of the minimum funding requirement are voluntary and may change depending on the Company’s operating performance or at management’s discretion. The Company expects to make $15.7 million of payments related to its other U.S. and foreign pension and OPRB plans in 2009.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The following table presents estimated future benefit payments:

		International
	U.S. Pension	Pension
Fiscal Year	Plans	Plans	OPRB Plans
	(In thousands)

2009	$23,126	$8,471	$4,271
2010	22,848	8,941	4,179
2011	22,385	8,546	4,114
2012	22,375	9,110	3,999
2013	22,039	9,268	3,911
2014-2018	106,662	57,967	18,457

Total	$219,435	$102,303	$38,931

Defined Contribution Plans

The Company offers defined contribution plans to eligible employees. Such employees may defer a percentage of their annual compensation in accordance with plan guidelines. Some of these plans provide for a Company match that is subject to a maximum contribution as defined by the plan. Company contributions to its defined contribution plans totaled $8.1 million, $7.6 million and $7.3 million in the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

Multi-Employer Plans

The Company is also party to various industry-wide collective bargaining agreements that provide pension benefits. Total contributions to these plans for eligible participants were approximately $1.6 million, $2.8 million and $3.7 million in the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

Note 14 —	Shareholders’ Equity

The Company’s authorized share capital as of January 3, 2009 and December 29, 2007 consisted of 1,000 shares of $0.001 par value common stock of which 1,000 shares were issued and outstanding. All issued and outstanding shares are owned by DHC, a Delaware limited liability company and a direct wholly-owned subsidiary of DHM Holding Company, Inc. (“HoldCo”).

Dividends

The Company did not declare or pay a dividend to its parent during either of the years ended January 3, 2009 and December 29, 2007. During the year ended December 30, 2006, the Company declared and paid dividends of $163.7 million to DHC.

The Company’s ability to declare dividends is limited under the terms of its senior secured credit facilities and senior notes indentures. As of January 3, 2009, the Company had no ability to declare and pay dividends or other similar distributions.

Capital Contributions and Return of Capital

There were no capital contributions or return of capital transactions during either of the years ended January 3, 2009 and December 29, 2007.

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

On October 4, 2006, the Company loaned $31 million to DHC, which then dividended the funds to HoldCo for contribution to Westlake Wellbeing Properties, LLC. In connection with this funding, an intercompany loan agreement was entered into between DHC and the Company. DHC has no operations and would need to repay the loan with a dividend from the Company, a contribution from HoldCo, or through a financing transaction. It is currently anticipated that amounts under the intercompany loan agreement will be replaced with dividend proceeds or the loan would be forgiven in the future. The Company has accounted for the intercompany loan as a distribution of additional paid-in capital.

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

Note 15 —	Business Segments

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

In the tables below, only revenues from external customers and EBIT reflect results from continuing operations. Total assets, depreciation and amortization and capital additions reflect results from continuing and discontinued operations for 2008, 2007 and 2006.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The results of operations and financial position of the three reportable operating segments and corporate were as follows:

Results of Operations:

	2008	2007	2006
		(In thousands)

Revenues from external customers
Fresh fruit	$5,401,145	$4,736,902	$3,968,963
Fresh vegetables	1,086,888	1,059,401	1,082,416
Packaged foods	1,130,791	1,023,257	938,336
Corporate	1,128	1,252	1,148

	$7,619,952	$6,820,812	$5,990,863

EBIT
Fresh fruit	$305,782	$170,598	$103,891
Fresh vegetables	1,123	(21,725)	(7,301)
Packaged foods	69,100	78,492	91,392

Total operating segments	376,005	227,365	187,982
Corporate:
Unrealized gain (loss) on cross currency swap	(50,411)	(10,741)	20,664
Operating and other expenses	(54,043)	(59,506)	(53,377)

Corporate	(104,454)	(70,247)	(32,713)
Interest expense	(174,485)	(194,851)	(174,715)
Income taxes	48,015	(4,054)	(22,609)

Income (loss) from continuing operations, net of income taxes	$145,081	$(41,787)	$(42,055)

Corporate EBIT includes general and administrative costs not allocated to operating segments.

Substantially all of the Company’s equity earnings in unconsolidated subsidiaries, which have been included in EBIT in the table above, relate to the fresh fruit operating segment.

Financial Position:

	January 3,	December 29,
	2009	2007
	(In thousands)

Total assets
Fresh fruit	$2,322,899	$2,528,169
Fresh vegetables	460,221	476,501
Packaged foods	686,801	693,515

Total operating segments	3,469,921	3,698,185
Corporate	832,709	832,121
Fresh-cut flowers — discontinued operations	61,989	112,578

	$4,364,619	$4,642,884

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Depreciation and amortization and capital additions by segment were as follows:

	2008	2007	2006
	(In thousands)

Depreciation and amortization
Fresh fruit	$90,289	$96,480	$92,196
Fresh vegetables	19,420	18,414	15,744
Packaged foods	25,419	32,989	31,454

Total operating segments	135,128	147,883	139,394
Corporate	2,532	3,498	4,136
Discontinued operations	1,168	4,224	5,817

	$138,828	$155,605	$149,347

Capital additions
Fresh fruit	$44,381	$52,511	$41,286
Fresh vegetables	9,152	27,433	52,990
Packaged foods	20,111	23,913	19,728

Total operating segments	73,644	103,857	114,004
Corporate	255	158	975
Discontinued operations	3,016	3,215	4,356

	$76,915	$107,230	$119,335

The Company’s revenues from external customers and tangible long-lived assets by country/region were as follows:

	2008	2007	2006
	(In thousands)

Revenues from external customers
United States	$2,982,968	$2,669,932	$2,580,820
Japan	723,195	590,218	578,504
Sweden	564,499	474,139	354,390
Germany	551,555	470,570	439,741
United Kingdom	242,258	329,999	108,040
Canada	287,758	262,217	222,846
Other Euro zone countries	944,470	817,082	744,416
Other international	1,323,249	1,206,655	962,106

	$7,619,952	$6,820,812	$5,990,863

No individual country in the Other international category above had material revenues from external customers.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

	January 3,	December 29,
	2009	2007
	(In thousands)

Tangible long-lived assets
United States	$480,000	$654,051
Oceangoing assets	134,681	161,531
Philippines	144,114	148,786
Costa Rica	96,916	97,576
Honduras	79,298	77,093
Chile	48,647	56,974
Ecuador	64,426	54,254
Other international	140,487	245,461

	$1,188,569	$1,495,726

Note 16 —	Operating Leases and Other Commitments

In addition to obligations recorded on the Company’s Consolidated Balance Sheet as of January 3, 2009, the Company has commitments under cancelable and non-cancelable operating leases, primarily for land, machinery and equipment, vessels and containers and office and warehouse facilities. A significant portion of the Company’s lease payments are fixed. Total rental expense, including rent related to cancelable and non-cancelable leases, was $204.2 million, $169.2 million and $153 million (net of sublease income of $17.1 million, $16.6 million and $16.4 million) for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

The Company modified the terms of its corporate aircraft lease agreement during 2007. The modification primarily extended the lease period from terminating in 2010 to 2018. The Company’s corporate aircraft lease agreement includes a residual value guarantee of up to $4.8 million at the termination of the lease in 2018.

As of January 3, 2009, the Company’s non-cancelable minimum lease commitments, including the residual value guarantee, before sublease income, were as follows (in thousands):

Fiscal Year	Amount

2009	$143,054
2010	110,736
2011	85,026
2012	62,842
2013	47,677
Thereafter	115,034

Total	$564,369

Total expected future sublease income expected to be earned over 7 years is $42.6 million.

In order to secure sufficient product to meet demand and to supplement the Company’s own production, the Company has entered into non-cancelable agreements with independent growers, primarily in Latin America and North America, to purchase substantially all of their production subject to market demand and product quality. Prices under these agreements are generally tied to prevailing market rates and contract terms generally range from one to ten years. Total purchases under these agreements were $658.8 million, $564.5 million and $474.5 million for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

At January 3, 2009, aggregate future payments under such purchase commitments (based on January 3, 2009 pricing and volumes) are as follows (in thousands):

Fiscal Year	Amount

2009	$622,921
2010	395,143
2011	348,642
2012	218,687
2013	184,596
Thereafter	131,404

Total	$1,901,393

In order to ensure a steady supply of packing supplies and to maximize volume incentive rebates, the Company has entered into contracts for the purchase of packing supplies; some of these contracts run through 2010. Prices under these agreements are generally tied to prevailing market rates. Purchases under these contracts for the years ended January 3, 2009, December 29, 2007 and December 30, 2006 were approximately $292.6 million, $272.7 million and $207.6 million, respectively.

Under these contracts, the Company was committed at January 3, 2009, to purchase packing supplies, assuming current price levels, as follows (in thousands):

Fiscal Year	Amount

2009	$158,638
2010	133,875

Total	$292,513

The Company has numerous collective bargaining agreements with various unions covering approximately 35% of the Company’s hourly full-time and seasonal employees. Of the unionized employees, 35% are covered under a collective bargaining agreement that will expire within one year and the remaining 65% are covered under collective bargaining agreements expiring beyond the upcoming year. These agreements are subject to periodic negotiation and renewal. Failure to renew any of these collective bargaining agreements may result in a strike or work stoppage; however, management does not expect that the outcome of these negotiations and renewals will have a material adverse impact on the Company’s financial condition or results of operations.

Note 17 —	Derivative Financial Instruments

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

liability recorded on the balance sheet. Any portion of a cash flow hedge that is deemed to be ineffective is recognized into current period earnings. When the transaction underlying the hedge is recognized into earnings, the related other comprehensive income (loss) is reclassified to current period earnings.

Through the first quarter of 2007, all of the Company’s derivative instruments, with the exception of the cross currency swap, were designated as effective hedges of cash flows as defined by FAS 133. However, during the second quarter of 2007, the Company elected to discontinue its designation of both its foreign currency and bunker fuel hedges as cash flow hedges under FAS 133. The interest rate swap continues to be accounted for as a cash flow hedge under FAS 133. As a result, all changes in the fair value of the Company’s derivative financial instruments from the time of discontinuation of hedge accounting are reflected in the Company’s consolidated statements of operations. Gains and losses on foreign currency and bunker fuel hedges are recorded as a component of cost of products sold in the consolidated statement of operations. Gains and losses related to the interest rate swap are recorded as a component of interest expense in the consolidated statements of operations.

Foreign Currency Hedges

Some of the Company’s divisions operate in functional currencies other than the U.S. dollar. As a result, the Company enters into cash flow derivative instruments to hedge portions of anticipated revenue streams and operating expenses. At January 3, 2009, the Company had forward contract hedges for forecasted revenue transactions denominated in the Japanese yen, the Euro and the Swedish krona and for forecasted operating expenses denominated in the Chilean peso, Colombian peso and the Philippine peso. The Company uses foreign currency exchange forward contracts and participating forward contracts to reduce its risk related to anticipated dollar equivalent foreign currency cash flows.

In addition, the net assets of some of the Company’s foreign subsidiaries are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive income (loss) in shareholders’ equity. The Company has historically not attempted to hedge this equity risk.

At January 3, 2009, the gross notional value and fair market value of the Company’s foreign currency hedges were as follows:

	Gross Notional Value				Average
	Participating			Fair Market Value	Strike
	Forwards	Forwards	Total	Assets (Liabilities)	Price
		(In thousands)

Foreign Currency Hedges(Buy/Sell):
U.S. Dollar/Japanese Yen	$147,474	$—	$147,474	$(9,800)	JPY 104
U.S. Dollar/Euro	100,207	—	100,207	5,206	EUR 1.43
Euro/Swedish Krona	—	4,709	4,709	(153)	SEK 11.09
Chilean Peso/U.S. Dollar	—	22,495	22,495	419	CLP 668
Colombian Peso/U.S. Dollar	—	52,262	52,262	(441)	COP 2,294
Philippine Peso/U.S. Dollar	—	39,053	39,053	(846)	PHP 47.5

Total	$247,681	$118,519	$366,200	$(5,615)

At December 29, 2007 the Company had outstanding hedges denominated in the Japanese yen, the Euro, the Canadian dollar, the Chilean peso and the Thai baht. The fair market value of these hedges was a liability of $12.1 million at December 29, 2007.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Bunker Fuel Hedges

The Company enters into bunker fuel hedges for its shipping operations to reduce its risk related to price fluctuations on anticipated bunker fuel purchases. At January 3, 2009, the notional volume and the fair market value of the Company’s bunker fuel hedges were as follows:

		Fair Market
	Notional Volume	Value	Average Price
	(metric tons)	(In thousands)	(per metric ton)

Bunker Fuel Hedges:
Rotterdam	15,018	$(3,576)	$418

At December 29, 2007, the fair market value of the bunker fuel hedges was an asset of $1.1 million, which included $0.4 million related to unsettled bunker fuel hedges that received FAS 133 treatment prior to the discontinuation of hedge accounting during the second quarter of 2007.

For both the foreign currency and bunker fuel hedges, the fair market value of these instruments is recorded in the consolidated balance sheet as either a current asset or current liability. Settlement of these hedges will occur during 2009.

Net unrealized gains (losses) and realized gains (losses) included as a component of cost of products sold in the consolidated statement of operations on the foreign currency and bunker fuel hedges for fiscal 2008, 2007 and 2006 were as follows:

	2008	2007	2006
	(In thousands)

Unrealized Gains (Losses):
Foreign currency exchange contracts and other	$6,002	$(12,065)	$—
Foreign currency exchange contracts — discontinued operations	447	—	(492)
Bunker fuel contracts	(4,325)	749	(1,088)

	2,124	(11,316)	(1,580)
Realized Gains (Losses):
Foreign currency exchange contracts	(11,255)	12,719	2,203
Foreign currency exchange contracts — discontinued operations	(736)	6,098	(1,436)
Bunker fuel contracts	678	3,903	(3,465)

	(11,313)	22,720	(2,698)

	$(9,189)	$11,404	$(4,278)

With the exception of some Colombian peso hedges, all unrealized gains (losses) on foreign currency and bunker fuel hedges for 2006 were included as a component of other comprehensive income (loss) in shareholders’ equity. Unrealized losses for 2006 included in the table above relate to Colombian peso hedges that did not receive FAS 133 treatment and the ineffective portion of bunker fuel hedges. The realized and unrealized gains (losses) related to discontinued operations were included as a component of loss from discontinued operations.

Interest Rate and Cross Currency Swaps

As discussed in Note 12, the Company completed an amendment and restatement of its senior secured credit facilities in April 2006. As a result of this refinancing transaction, the Company recognized a gain of $6.5 million related to the settlement of its interest rate swap associated with its then existing Term Loan A. This amount was recorded to other income (expense), net in the consolidated statement of operations for the year ended December 30, 2006.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

In June 2006, subsequent to the refinancing transaction, the Company entered into an interest rate swap in order to hedge future changes in interest rates. This agreement effectively converted $320 million of borrowings under Term Loan C, which was variable-rate debt, to a fixed-rate basis through June 2011. The interest rate swap fixed the interest rate at 7.24%. The paying and receiving rates under the interest rate swap were 5.49% and 4.82% as of January 3, 2009, with an outstanding notional amount of $320 million. The critical terms of the interest rate swap were substantially the same as those of Term Loan C, including quarterly principal and interest settlements. The interest rate swap hedge has been designated as an effective hedge of cash flows as defined by FAS 133. The fair value of the interest rate swap was a liability of $26.5 million and $15.9 million at January 3, 2009 and December 29, 2007, respectively. Net payments of the interest rate swap are recorded as a component of interest expense in the consolidated statements of operations for 2008 and 2007. Net payments were $5.6 million and $0.4 million for the years ended January 3, 2009 and December 29, 2007, respectively.

In addition, in June 2006, the Company executed a cross currency swap to synthetically convert $320 million of Term Loan C into Japanese yen denominated debt in order to effectively lower the U.S. dollar fixed interest rate of 7.24% to a Japanese yen interest rate of 3.6%. Payments under the cross currency swap were converted from U.S. dollars to Japanese yen at an exchange rate of ¥111.9. At January 3, 2009, the exchange rate of the Japanese yen to U.S. dollar was ¥90.6. The value of the cross currency swap will fluctuate based on changes in the U.S. dollar to Japanese yen exchange rate and market interest rates until maturity in 2011, at which time it will settle in cash at the then current exchange rate. The fair market value of the cross currency swap was a liability of $40.5 million and an asset of $9.9 million at January 3, 2009 and December 29, 2007, respectively.

The unrealized gains (losses) and realized gains on the cross currency swap for fiscal 2008, 2007 and 2006 were as follows:

	2008	2007	2006
	(In thousands)

Unrealized gains (losses)	$(50,411)	$(10,741)	$20,664
Realized gains	11,209	12,780	4,102

	$(39,202)	$2,039	$24,766

Realized and unrealized gains and losses on the cross currency swap are recorded through other income (expense), net in the consolidated statements of operations.

FAS 157

As discussed in Note 2, the Company adopted FAS 157 as of December 30, 2007 for financial assets and liabilities measured on a recurring basis and the impact of the adoption was not material. FAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs to valuation techniques used to measure fair value. These levels, in order of highest to lowest priority are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The fair values of the Company’s derivative instruments are determined using Level 2 inputs, which are defined as “significant other observable inputs.” The fair values of the foreign currency exchange contracts, bunker fuel contracts, interest rate swap and cross currency swap were estimated using internal discounted cash flow calculations based upon forward foreign currency exchange rates, bunker fuel futures, interest-rate yield curves or quotes obtained from brokers for contracts with similar terms less any credit valuation adjustments. The Company

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

recorded a credit valuation adjustment at January 3, 2009 which reduced the derivative liability balances by approximately $16.3 million and resulted in a corresponding decrease in the unrealized loss recorded for the derivative instruments. Approximately $2.7 million of the credit valuation adjustment was recorded as a component of interest expense and $13.6 million was recorded as a component of other income (expense), net.

The following table provides a summary of the fair values of assets and liabilities under the FAS 157 hierarchy:

		Fair Value
		Measurements at
		January 3, 2009
		Using Significant
		Other Observable
	January 3,	Inputs
	2009	(Level 2)
	(In thousands)

Assets and Liabilities Measured on a Recurring Basis
Assets:
Foreign currency exchange contracts	$5,625	$5,625

Liabilities:
Foreign currency exchange contracts	$11,240	$11,240
Bunker fuel contracts	3,576	3,576
Interest rate swap	26,467	26,467
Cross currency swap	40,488	40,488

	$81,771	$81,771

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

Note 18 —	Contingencies

The Company is a guarantor of indebtedness to some of its key fruit suppliers and other entities integral to the Company’s operations. At January 3, 2009, guarantees of $3.2 million consisted primarily of amounts advanced under third-party bank agreements to independent growers that supply the Company with product. The Company has not historically experienced any significant losses associated with these guarantees.

The Company issues letters of credit and bank guarantees through its ABL revolver and its pre-funded letter of credit facilities, and, in addition, separately through major banking institutions. The Company also provides insurance company issued bonds. These letters of credit, bank guarantees and insurance company bonds are required by certain regulatory authorities, suppliers and other operating agreements. As of January 3, 2009, total letters of credit, bank guarantees and bonds outstanding under these arrangements were $107.3 million, of which $71 million were issued under its pre-funded letter of credit facility.

The Company also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. The Company guaranteed $218.8 million of its subsidiaries’ obligations to their suppliers and other third parties as of January 3, 2009.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

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

Currently there are 249 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP or seeking enforcement of Nicaragua judgments. In addition, there are 150 labor cases pending in Costa Rica under that country’s national insurance program.

Thirty-three of the 249 lawsuits are currently pending in various jurisdictions in the United States. Eighteen lawsuits in Los Angeles Superior Court brought by foreign workers who alleged exposure to DBCP in countries where Dole did not even have operations during the relevant period, are to be dismissed without prejudice by March 30, 2009 pursuant to a tolling agreement which terminates on December 31, 2012. Two additional lawsuits in Texas and in Hawaii were also dismissed. On April 21-23, 2009 the Los Angeles Superior Court will hold a scheduled hearing on an order to show cause as why the two pending lawsuits (including the case with a previous trial date of September 10, 2009) brought by Nicaraguan plaintiffs should not be terminated with prejudice, pursuant to the court’s stated inherent power and responsibility to terminate litigation if deliberate and egregious misconduct makes any sanctions other than dismissal inadequate to ensure a fair trial. One of two U.S. law firms representing the plaintiffs in these two pending lawsuits has filed a notice of discharge of attorneys of record; and the second law firm has filed a motion to be relieved as counsel for the plaintiffs. Another case pending in Hawaii Superior Court with 10 plaintiffs from Costa Rica, Guatemala, Ecuador and Panama currently has a trial date of January 18, 2010. The remaining cases are pending in Latin America and the Philippines. Claimed damages in DBCP cases worldwide total approximately $44.5 billion, with lawsuits in Nicaragua representing approximately 88% of this amount. Typically in these cases the Company is a joint defendant with the major DBCP manufacturers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against the Company.

One case pending in Los Angeles Superior Court with 12 Nicaraguan plaintiffs initially resulted in verdicts which totaled approximately $5 million in damages against Dole in favor of six of the plaintiffs. As a result of the court’s March 7, 2008 favorable rulings on Dole’s post-verdict motions, including, importantly, the court’s decision striking down punitive damages in the case on U.S. Constitutional grounds, the damages against Dole have now been reduced to $1.58 million in total compensatory awards to four of the plaintiffs; and the court granted Dole’s

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

motion for a new trial as to the claims of one of the plaintiffs. The parties in this lawsuit have filed appeals. Once the court makes its determination of costs, the Company will file an appeal bond, which will further stay the judgment pending the resolution of the appeal. Additionally, the court appointed a mediator to explore possible settlement of all DBCP cases currently pending before the court.

In Nicaragua, 196 cases are currently filed (of which 20 are active) in various courts throughout the country, all but one of which were brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional. Thirty-two cases have resulted in judgments in Nicaragua: $489.4 million (nine cases consolidated with 468 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; $64.8 million (one case with 86 claimants) on June 15, 2004; $27.7 million (one case with 39 claimants) on March 17, 2005; $98.5 million (one case with 150 claimants) on August 8, 2005; $46.4 million (one case with 62 claimants) on August 20, 2005; $809 million (six cases consolidated with 1,248 claimants) on December 1, 2006; $38.4 million (one case with 192 claimants) on November 14, 2007; and $357.7 million (eight cases with 417 claimants) on January 12, 2009, which the Company recently learned of unofficially. Except for the latest one, the Company has appealed all judgments, with Dole’s appeal of the August 8, 2005 $98.5 million judgment and of the December 1, 2006 $809 million judgment currently pending before the Nicaragua Court of Appeal. Dole will appeal the $357.7 million judgment once it has been served.

The 20 active cases are currently pending in civil courts in Managua (9), Chinandega (10) and Puerto Cabezas (1), all of which have been brought under Law 364 except for one of the cases pending in Chinandega. In 2 of the 9 cases in Managua (Dole has not been ordered to answer in seven cases), the Company has sought to have the cases returned to the United States pursuant to Law 364. Dole’s requests are still pending and the Company expects to make similar requests in the remaining seven cases at the appropriate time. In four of the 10 cases in Chinandega (Dole has not been ordered to answer in six cases), the Company has sought to have the cases returned to the United States pursuant to Law 364. In one case, the Chinandega court has ordered the plaintiffs to respond to our request; in two cases, the court had denied the Company’s requests, and Dole has appealed that decision; and in the other case, the court has not yet ruled on Dole’s request. In the one case in Puerto Cabezas, the Company has sought to have the case returned to the United States, and Dole has appealed the court’s denial of the Company’s request.

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

Claimants have also sought to enforce the Nicaraguan judgments in Colombia, Ecuador, and Venezuela. In addition, there is one case pending in the U.S. District Court in Miami, Florida seeking enforcement of the August 8, 2005 $98.5 million Nicaraguan judgment. This case is currently stayed. In Venezuela, the claimants have attempted to enforce five of the Nicaraguan judgments in that country’s Supreme Court: $489.4 million (December 11, 2002); $82.9 million (February 25, 2004); $15.7 million (May 25, 2004); $56.5 million (June 14, 2004); and $64.8 million (June 15, 2004). These cases are currently inactive. An action filed to enforce the $27.7 million Nicaraguan judgment (March 17, 2005) in the Colombian Supreme Court was dismissed. In Ecuador, the claimants attempted to enforce the five Nicaraguan judgments issued between February 25, 2004 through June 15, 2004 in the Ecuador Supreme Court. The First, Second and Third Chambers of the Ecuador Supreme Court issued rulings refusing to

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

consider those enforcement actions on the ground that the Supreme Court was not a court of competent jurisdiction for enforcement of a foreign judgment. The plaintiffs subsequently refiled those five enforcement actions in the civil court in Guayaquil, Ecuador. Two of these subsequently filed enforcement actions have been dismissed by the 3rd Civil Court — $15.7 million (May 25, 2004) — and the 12th Civil Court — $56.5 million (June 14, 2004) — in Guayaquil; plaintiffs have sought reconsideration of those dismissals. The remaining three enforcement actions are still pending.

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

The Decision follows a Statement of Objections, issued by the EC on July 25, 2007, and searches carried out by the EC in June 2005 at certain banana importers and distributors, including two of Dole’s offices. On November 28 and 29, 2007, the EC conducted searches of certain of the Company’s offices in Italy and Spain, as well as of other companies’ offices located in these countries.

Dole received the Decision on October 21, 2008 and appealed the Decision on December 24, 2008.

On December 3, 2008, the EC agreed in writing that if Dole makes an initial payment of $10 million to the EC on or before January 22, 2009, the EC will stay the deadline for a provisional payment, or coverage by a prime bank guaranty, of the remaining balance (plus interest as from January 22, 2009), until April 30, 2009. Dole made this initial $10 million (€7.6 million) payment on January 21, 2009 and it will be included in other assets in the Company’s first quarter 2009 consolidated balance sheet.

Although no assurances can be given, and although there could be a material adverse effect on the Company, the Company believes that it has not violated the European competition laws. No accrual for the Decision has been made in the accompanying consolidated financial statements, since the Company cannot determine at this time the amount of probable loss, if any, incurred as a result of the Decision.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Honduran Tax Case:  In 2005, the Company received a tax assessment from Honduras of approximately $137 million (including the claimed tax, penalty, and interest through the date of assessment) relating to the disposition of all of our interest in Cervecería Hondureña, S.A in 2001. Dole believes the assessment is without merit and filed an appeal with the Honduran tax authorities, which was denied. As a result of the denial in the administrative process, in order to negate the tax assessment, on August 5, 2005, the Company proceeded to the next stage of the appellate process by filing a lawsuit against the Honduran government in the Honduran Administrative Tax Trial Court. The Honduran government sought dismissal of the lawsuit and attachment of assets, which Dole challenged. The Honduran Supreme Court affirmed the decision of the Honduran intermediate appellate court that a statutory prerequisite to challenging the tax assessment on the merits is the payment of the tax assessment or the filing of a payment plan with the Honduran courts; Dole has challenged the constitutionality of the statute requiring such payment or payment plan. Although no assurance can be given concerning the outcome of this case, in the opinion of management, after consultation with legal counsel, the pending lawsuits and tax-related matters are not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Hurricane Katrina Cases:  Dole was one of a number of parties sued, including the Mississippi State Port Authority as well as other third-party terminal operators, in connection with the August 2005 Hurricane Katrina. The plaintiffs asserted that they suffered property damage because of the defendants’ alleged failure to reasonably secure shipping containers at the Gulfport, Mississippi port terminal before Hurricane Katrina hit. Dole prevailed in its motions to dismiss several of these cases, and the remainder were voluntarily withdrawn. No further litigation is pending against the Company related to Hurricane Katrina, and any new claims would now be time-barred.

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

The U.S. Food and Drug Administration announced on September 29, 2006 that all spinach implicated in the current outbreak has traced back to Natural Selection Foods. The FDA stated that this determination was based on epidemiological and laboratory evidence obtained by multiple states and coordinated by the Centers for Disease Control and Prevention. The trace back investigation has narrowed to four implicated fields on four ranches. FDA and the State of California announced October 12, 2006 that the test results for certain samples collected during the field investigation of the outbreak of E. coli O157:H7 in spinach were positive for E. coli O157:H7. Specifically, samples of cattle feces on one of the implicated ranches tested positive based on matching genetic fingerprints for the same strain of E. coli O157:H7 found in the infected persons. To date, 204 cases of illness due to E. coli O157:H7 infection have been reported to the Centers for Disease Control and Prevention (203 in 26 states and one in Canada) including 31 cases involving a type of kidney failure called Hemolytic Uremic Syndrome (HUS), 104 hospitalizations, and three deaths. The vast majority of the spinach E. coli O157:H7 claims were handled outside the formal litigation process, and Dole expects that to continue to be true for the few remaining claims. Since Natural Selection Foods, not Dole, produced and packaged the implicated spinach products, Dole has tendered the defense of these and other claims to Natural Selection Foods and its insurance carriers and has sought indemnity from Natural Selection Foods, based on the provisions of the contract between Dole and Natural Selection Foods. The company (and its insurance carriers) that grew the implicated spinach for Natural Selection Foods is involved in the resolution of the E. coli O157:H7 claims. Dole expects that the spinach E. coli O157:H7 matter will not have a material adverse effect on Dole’s financial condition or results of operations.

Note 19 —	Related Party Transactions

David H. Murdock, the Company’s Chairman, owns, inter alia, Castle & Cooke, Inc. (“Castle”), a transportation equipment leasing company, a private dining club and a hotel. During the years ended January 3, 2009,

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

December 29, 2007 and December 30, 2006, the Company paid Mr. Murdock’s companies an aggregate of approximately $9.3 million, $7.2 million and $7.6 million, respectively, primarily for the rental of truck chassis, generator sets and warehousing services. Castle purchased approximately $0.7 million, $0.7 million and $1.1 million of products from the Company during the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

The Company and Castle are responsible for 68% and 32%, respectively, of all obligations under an aircraft lease arrangement. Each party is responsible for the direct costs associated with its use of this aircraft, and all other indirect costs are shared proportionately. During the year ended January 3, 2009, December 29, 2007 and December 30, 2006, the Company’s proportionate share of the direct and indirect costs for this aircraft was $2.2 million, $2 million and $1.9 million, respectively.

The Company and Castle operate their risk management departments on a joint basis. Insurance procurement and premium costs are based on the relative risk borne by each company as determined by the insurance underwriters. Administrative costs of the risk management department, which were not significant, are shared on a 50-50 basis.

The Company retains risk for commercial property losses sustained by the Company and Castle totaling $3 million in the aggregate and $3 million per occurrence, above which the Company has coverage provided through third-party insurance carriers. The arrangement provides for premiums to be paid to the Company by Castle in exchange for the Company’s retained risk. The Company received approximately $0.5 million, $0.6 million and $0.6 million from Castle during 2008, 2007 and 2006, respectively.

The Company had a number of other transactions with Castle and other entities owned by Mr. Murdock, generally on an arms-length basis, none of which, individually or in the aggregate, were material. The Company had outstanding net accounts receivable of $1.2 million and a note receivable of $5.7 million due from Castle at January 3, 2009 and outstanding net accounts receivable of $0.5 million and a note receivable of $6 million due from Castle at December 29, 2007.

During the first quarter of 2007, the Company and Castle executed a lease agreement pursuant to which the Company’s fresh vegetables operations occupy an office building in Monterey, California, which is owned by Castle. Rent expense for the years ended January 3, 2009 and December 29, 2007 totaled $1.4 million and $1 million, respectively.

Note 20 —	Impact of Hurricane Katrina

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The Hurricane Katrina related expenses, insurance proceeds and net gain (loss) on the settlement of the claims for 2007, 2006 and 2005 were as follows:

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

In connection with the issuance of the 2011 Notes in March 2003 and the 2010 Notes in May 2003, all of the Company’s wholly-owned domestic subsidiaries (“Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the Company’s obligations under the indentures related to such Notes and to the Company’s 2009 Notes, 2013 Debentures and 2014 Notes (the “Guarantees”). Each Guarantee is subordinated in right of payment to the Guarantors’ existing and future senior debt, including obligations under the senior secured credit facilities, and will rank pari passu with all senior subordinated indebtedness of the applicable Guarantor.

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

The following are consolidating statements of operations of the Company for the years ended January 3, 2009, December 29, 2007 and December 30, 2006; condensed consolidating balance sheets as of January 3, 2009 and December 29, 2007 and condensed consolidating statements of cash flows for the years ended January 3, 2009, December 29, 2007 and December 30, 2006.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended January 3, 2009

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$79,671	$3,121,814	$5,849,443	$(1,430,976)	$7,619,952
Cost of products sold	(77,252)	(2,841,837)	(5,362,463)	1,418,660	(6,862,892)

Gross margin	2,419	279,977	486,980	(12,316)	757,060
Selling, marketing and general and administrative expenses	(72,823)	(181,028)	(267,883)	12,316	(509,418)
Gain on asset sales	2,346	2,491	22,139	—	26,976

Operating income (loss)	(68,058)	101,440	241,236	—	274,618
Equity in subsidiary income	195,324	143,631	—	(338,955)	—
Other income (expense), net	(89)	—	(13,977)	—	(14,066)
Interest income	147	233	6,075	—	6,455
Interest expense	(116,996)	(569)	(56,920)	—	(174,485)

Income from continuing operations before income taxes, minority interests and equity earnings	10,328	244,735	176,414	(338,955)	92,522
Income taxes	111,844	(26,141)	(37,688)	—	48,015
Minority interests, net of income taxes	—	—	(1,844)	—	(1,844)
Equity in earnings of unconsolidated subsidiaries	(2)	(12)	6,402	—	6,388

Income from continuing operations, net of income taxes	122,170	218,582	143,284	(338,955)	145,081
Income (loss) from discontinued operations, net of income taxes	(1,165)	(27,672)	1,446	—	(27,391)
Gain on disposal of discontinued operations, net of income taxes	—	3,315	—	—	3,315

Net income	$121,005	$194,225	$144,730	$(338,955)	$121,005

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 29, 2007

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$76,585	$2,823,183	$5,161,424	$(1,240,380)	$6,820,812
Cost of products sold	(58,461)	(2,562,406)	(4,797,872)	1,228,801	(6,189,938)

Gross margin	18,124	260,777	363,552	(11,579)	630,874
Selling, marketing and general and administrative expenses	(75,227)	(163,925)	(254,017)	11,579	(481,590)

Operating income (loss)	(57,103)	96,852	109,535	—	149,284
Equity in subsidiary income	79,619	11,993	—	(91,612)	—
Other income (expense), net	415	—	1,433	—	1,848
Interest income	271	263	6,991	—	7,525
Interest expense	(125,131)	(42)	(69,678)	—	(194,851)

Income (loss) from continuing operations before income taxes, minority interests and equity earnings	(101,929)	109,066	48,281	(91,612)	(36,194)
Income taxes	44,413	(25,543)	(22,924)	—	(4,054)
Minority interests, net of income taxes	—	—	(3,235)	—	(3,235)
Equity in earnings of unconsolidated subsidiaries	10	132	1,554	—	1,696

Income (loss) from continuing operations, net of income taxes	(57,506)	83,655	23,676	(91,612)	(41,787)
Loss from discontinued operations, net of income taxes	—	(6,452)	(9,267)	—	(15,719)

Net income (loss)	$(57,506)	$77,203	$14,409	$(91,612)	$(57,506)

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 30, 2006

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$66,151	$2,723,397	$4,443,397	$(1,242,082)	$5,990,863
Cost of products sold	(58,484)	(2,440,423)	(4,138,044)	1,216,449	(5,420,502)

Gross margin	7,667	282,974	305,353	(25,633)	570,361
Selling, marketing and general and administrative expenses	(61,050)	(176,287)	(222,679)	25,633	(434,383)

Operating income (loss)	(53,383)	106,687	82,674	—	135,978
Equity in subsidiary income	20,325	(41,363)	—	21,038	—
Other income (expense), net	(3,207)	—	18,383	—	15,176
Interest income	849	302	5,989	—	7,140
Interest expense	(115,505)	(70)	(59,140)	—	(174,715)

Income (loss) from continuing operations before income taxes, minority interests and equity earnings	(150,921)	65,556	47,906	21,038	(16,421)
Income taxes	61,157	(38,293)	(45,473)	—	(22,609)
Minority interests, net of income taxes	—	(60)	(3,142)	—	(3,202)
Equity in earnings of unconsolidated subsidiaries	137	801	(761)	—	177

Income (loss) from continuing operations, net of income taxes	(89,627)	28,004	(1,470)	21,038	(42,055)
Loss from discontinued operations, net of income taxes	—	(11,322)	(39,064)	—	(50,386)
Gain on disposal of discontinued operations, net of income taxes	—	2,814	—	—	2,814

Net income (loss)	$(89,627)	$19,496	$(40,534)	$21,038	$(89,627)

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of January 3, 2009

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

ASSETS
Cash and cash equivalents	$16,811	$—	$85,460	$(11,442)	$90,829
Receivables, net of allowances	410,286	133,198	577,890	(314,139)	807,235
Inventories	7,971	299,048	489,388	—	796,407
Prepaid expenses	9,374	14,489	45,484	—	69,347
Deferred income tax assets	18,891	25,566	—	(23,184)	21,273
Assets held-for-sale	72,526	55,366	74,984	—	202,876

Total current assets	535,859	527,667	1,273,206	(348,765)	1,987,967
Investments	2,172,994	1,786,868	72,708	(3,959,485)	73,085
Property, plant and equipment, net	173,850	262,269	614,212	—	1,050,331
Goodwill	—	131,818	274,722	—	406,540
Intangible assets, net	689,615	18,426	417	—	708,458
Other assets, net	38,084	7,542	92,612	—	138,238

Total assets	$3,610,402	$2,734,590	$2,327,877	$(4,308,250)	$4,364,619

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$5,411	$438,991	$415,136	$(348,765)	$510,773
Liabilities held-for-sale	—	3,688	46,777	—	50,465
Accrued liabilities	67,206	173,920	249,019	—	490,145
Current portion of long-term debt	346,684	288	9,776	—	356,748
Notes payable	—	—	48,789	—	48,789

Total current liabilities	419,301	616,887	769,497	(348,765)	1,456,920
Intercompany payables (receivables)	1,225,590	(133,650)	(1,091,940)	—	—
Long-term debt	1,080,296	3,506	714,754	—	1,798,556
Deferred income tax liabilities	207,073	7,926	39,206	—	254,205
Other long-term liabilities	275,242	37,853	108,684	—	421,779
Minority interests	—	—	30,259	—	30,259
Total shareholders’ equity	402,900	2,202,068	1,757,417	(3,959,485)	402,900

Total liabilities and shareholders’ equity	$3,610,402	$2,734,590	$2,327,877	$(4,308,250)	$4,364,619

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 29, 2007

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

ASSETS
Cash and cash equivalents	$16,424	$—	$95,801	$(15,164)	$97,061
Receivables, net of allowances	358,695	134,168	595,027	(248,737)	839,153
Inventories	7,080	321,075	422,520	—	750,675
Prepaid expenses	5,318	16,322	49,656	—	71,296
Deferred income tax assets	16,942	23,686	—	(28,543)	12,085
Assets held-for-sale	546	36,520	39,178	—	76,244

Total current assets	405,005	531,771	1,202,182	(292,444)	1,846,514
Investments	2,130,680	1,733,717	68,884	(3,863,945)	69,336
Property, plant and equipment, net	286,222	319,107	734,810	—	1,340,139
Goodwill	—	151,271	358,247	—	509,518
Intangible assets, net	689,616	22,128	10,046	—	721,790
Other assets, net	42,140	5,944	124,698	(17,195)	155,587

Total assets	$3,553,663	$2,763,938	$2,498,867	$(4,173,584)	$4,642,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$8,339	$404,698	$422,366	$(292,444)	$542,959
Accrued liabilities	74,479	223,050	217,055	—	514,584
Current portion of long-term debt	1,950	102	12,119	—	14,171
Notes payable	—	—	81,018	—	81,018

Total current liabilities	84,768	627,850	732,558	(292,444)	1,152,732
Intercompany payables (receivables)	983,062	(61,695)	(921,367)	—	—
Long-term debt	1,500,466	2,271	813,471	—	2,316,208
Deferred income tax liabilities	284,167	10,852	—	(17,195)	277,824
Other long-term liabilities	376,192	44,082	120,960	—	541,234
Minority interests	—	—	29,878	—	29,878
Total shareholders’ equity	325,008	2,140,578	1,723,367	(3,863,945)	325,008

Total liabilities and shareholders’ equity	$3,553,663	$2,763,938	$2,498,867	$(4,173,584)	$4,642,884

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended January 3, 2009

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
			(In thousands)

OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$285	$(4,763)	$49,041	$—	$44,563

INVESTING ACTIVITIES
Proceeds from sales of assets and businesses, net of cash disposed	42,404	41,209	142,870	—	226,483
Capital additions	(313)	(21,071)	(63,712)	—	(85,096)
Repurchase of common stock in going-private merge transaction	(245)	—	—	—	(245)

Cash flow provided by investing activities	41,846	20,138	79,158	—	141,142

FINANCING ACTIVITIES
Short-term debt borrowings	—	—	94,943	—	94,943
Short-term debt repayments	—	(15,286)	(120,702)	3,722	(132,266)
Long-term debt borrowings, net of debt issuance costs	1,322,100	—	25,950	—	1,348,050
Long-term debt repayments	(1,397,788)	(89)	(84,923)	—	(1,482,800)
Borrowings between subsidiaries	33,944	—	(33,944)	—	—
Dividends paid to minority shareholders	—	—	(13,447)	—	(13,447)

Cash flow used in financing activities	(41,744)	(15,375)	(132,123)	3,722	(185,520)

Effect of foreign currency exchange rate changes on cash	—	—	(6,417)	—	(6,417)

Increase (decrease) in cash and cash equivalents	387	—	(10,341)	3,722	(6,232)
Cash and cash equivalents at beginning of period	16,424	—	95,801	(15,164)	97,061

Cash and cash equivalents at end of period	$16,811	$—	$85,460	$(11,442)	$90,829

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 29, 2007

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

OPERATING ACTIVITIES
Intercompany dividend income	$17,543	$17,543	$—	$(35,086)	$—
Operating activities	(14,441)	40,914	19,849	—	46,322

Cash flow provided by operating activities	3,102	58,457	19,849	(35,086)	46,322

INVESTING ACTIVITIES
Proceeds from sales of assets and businesses, net of cash disposed	980	674	40,064	—	41,718
Hurricane Katrina insurance proceeds	—	5,200	—	—	5,200
Capital additions	(612)	(44,309)	(61,900)	—	(106,821)
Repurchase of common stock in going-private merge transaction	(1,480)	—	—	—	(1,480)

Cash flow used in investing activities	(1,112)	(38,435)	(21,836)	—	(61,383)

FINANCING ACTIVITIES				—
Short-term debt borrowings	—	11,968	119,389	(11,968)	119,389
Short-term debt repayments	—	(16,419)	(74,757)	—	(91,176)
Long-term debt borrowings, net of debt issuance costs	1,165,200	2,015	315	—	1,167,530
Long-term debt repayments	(1,158,088)	(43)	(11,082)	—	(1,169,213)
Intercompany dividends	—	(17,543)	(17,543)	35,086	—
Dividends paid to minority shareholders	—	—	(10,485)	—	(10,485)

Cash flow provided by (used in) financing activities	7,112	(20,022)	5,837	23,118	16,045

Effect of foreign currency exchange rate changes on cash	—	—	3,663	—	3,663

Increase in cash and cash equivalents	9,102	—	7,513	(11,968)	4,647
Cash and cash equivalents at beginning of period	7,322	—	88,288	(3,196)	92,414

Cash and cash equivalents at end of period	$16,424	$—	$95,801	$(15,164)	$97,061

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 30, 2006

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$(83,110)	$38,300	$60,731	$—	$15,921

INVESTING ACTIVITIES
Proceeds from sales of assets and businesses, net of cash disposed	2,318	15,630	13,325	—	31,273
Acquisitions and investments, net of cash acquired	—	—	(22,950)	—	(22,950)
Capital additions	(1,154)	(59,505)	(64,397)	—	(125,056)
Repurchase of common stock in going-private merge transaction	(267)	—	—	—	(267)

Cash flow provided by (used in) investing activities	897	(43,875)	(74,022)	—	(117,000)

FINANCING ACTIVITIES
Short-term debt borrowings	—	13,032	88,349	—	101,381
Short-term debt repayments	—	(7,957)	(51,181)	6,266	(52,872)
Long-term debt borrowings, net of debt issuance costs	1,269,405	1,535	989,605	—	2,260,545
Long-term debt repayments	(997,877)	(1,035)	(970,786)	—	(1,969,698)
Capital contribution from parent	28,390	—	—	—	28,390
Return of capital to parent	(59,390)	—	—	—	(59,390)
Dividends paid to minority shareholders	—	—	(1,833)	—	(1,833)
Dividends paid to parent	(163,691)	—	—	—	(163,691)

Cash flow provided by financing activities	76,837	5,575	54,154	6,266	142,832

Effect of foreign currency exchange rate changes on cash	—	—	1,849	—	1,849

Increase (decrease) in cash and cash equivalents	(5,376)	—	42,712	6,266	43,602
Cash and cash equivalents at beginning of period	12,698	—	45,576	(9,462)	48,812

Cash and cash equivalents at end of period	$7,322	$—	$88,288	$(3,196)	$92,414

II.	Supplementary Data
Quarterly Financial Information (Unaudited)

The following table presents summarized quarterly results:

	Quarter Ended
2008	March 22, 2008	June 14, 2008	October 4, 2008	January 3, 2009
	(In thousands)

Revenues, net	$1,728,345	$1,994,943	$2,256,334	$1,640,330
Gross margin	171,464	243,075	182,544	159,977
Income (loss) from continuing operations, net of income taxes	(26,124)	176,436	(2,873)	(2,358)
Income (loss) from discontinued operations, net of income taxes	(2,821)	4,318	(21,760)	(7,128)
Gain on disposal of discontinued operations, net of income taxes	—	—	3,315	—
Net income (loss)	(28,945)	180,754	(21,318)	(9,486)

	Quarter Ended
2007	March 24, 2007	June 16, 2007	October 6, 2007	December 29, 2007
	(In thousands)

Revenues, net	$1,517,406	$1,735,302	$1,985,179	$1,582,925
Gross margin	141,738	184,951	161,431	142,754
Income (loss) from continuing operations, net of income taxes	(9,662)	53,075	(56,543)	(28,657)
Loss from discontinued operations, net of income taxes	(553)	(4,020)	(6,784)	(4,362)
Net income (loss)	(10,215)	49,055	(63,327)	(33,019)

During the second quarter of 2008, the Company approved and committed to a formal plan to divest its fresh-cut flowers operations (“Flowers transaction”). The first phase of the Flowers transaction was completed during the first quarter of 2009. During the fourth quarter of 2007, the Company approved and committed to a formal plan to divest its citrus and pistachio operations (“Citrus”) located in central California. Prior to the fourth quarter of 2007, the operating results of Citrus were included in the fresh fruit operating segment. The Citrus sale closed during the third quarter of 2008. The results of operations of these businesses have been reclassified as discontinued operations for all periods presented.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of January 3, 2009 (the end of our fiscal year) and concluded, based on this evaluation, that our disclosure controls and procedures were effective as of January 3, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the last fiscal quarter (the fiscal quarter ended January 3, 2009) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Annual Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) for the Company. Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of January 3, 2009 (the end of our fiscal year), based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 3, 2009.

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

David H. Murdock, Chairman of the Board.  Mr. Murdock, 85, joined Dole as Chairman of the Board and Chief Executive Officer in July 1985. In June 2007, Mr. DeLorenzo was elected President and Chief Executive Officer of Dole, at which time Mr. Murdock continued as a director and officer of Dole in the capacity of Chairman of the Board. He has been Chairman of the Board, Chief Executive Officer and Director of Castle & Cooke, Inc., a Hawaii corporation, since October 1995 (Mr. Murdock has beneficially owned all of the capital stock of Castle & Cooke, Inc. since September 2000). Since June 1982, he has been Chairman of the Board and Chief Executive Officer of Flexi-Van Leasing, Inc., a Delaware corporation wholly owned by Mr. Murdock. Mr. Murdock also is the developer of the Sherwood Country Club in Ventura County, California, and numerous other real estate developments. Mr. Murdock also is the sole stockholder of numerous corporations engaged in a variety of business ventures and in the manufacture of industrial and building products. Mr. Murdock is Chairman of the Executive Committee and of the Corporate Compensation and Benefits Committee of Dole’s Board of Directors.

David A. DeLorenzo, President and Chief Executive Officer, and Director.  Mr. DeLorenzo, 62, rejoined Dole as its President and Chief Executive Officer in June 2007. Mr. DeLorenzo originally joined Dole in 1970. He was President of Dole Fresh Fruit Company from September 1986 to June 1992, President of Dole Food Company from July 1990 to March 1996, President of Dole Food Company-International from September 1993 to March 1996, President and Chief Operating Officer of Dole from March 1996 to February 2001, and Vice Chairman of Dole from February 2001 through December 2001, at which time Mr. DeLorenzo became a consultant for Dole under contract for the period from January 2002 through January 2007. He has been a director of Dole for more than five years.

C. Michael Carter, Executive Vice President, General Counsel and Corporate Secretary, and Director.  Mr. Carter, 65, became Dole’s Senior Vice President, General Counsel and Corporate Secretary in July 2003, Executive Vice President, General Counsel and Corporate Secretary in July 2004, and a director of Dole in April 2003. Mr. Carter joined Dole in October 2000 as Vice President, General Counsel and Corporate Secretary. Prior to his employment by Dole, Mr. Carter had served as Executive Vice President, General Counsel and Corporate Secretary of Pinkerton’s Inc. Prior to Pinkerton’s, Inc., Mr. Carter held positions at Concurrent Computer Corporation, Nabisco Group Holdings, The Singer Company and the law firm of Winthrop, Stimson, Putnam and Roberts.

Andrew J. Conrad, Ph.D., Director.  Dr. Conrad, 45, became a director in July 2003. Dr. Conrad was a co-founder of the National Genetics Institute and has been its chief scientific officer since 1992. The National Genetics Institute is now a subsidiary of Laboratory Corporation of America, where Dr. Conrad is Chief Scientific Officer.

Scott A. Griswold, Executive Vice President, Corporate Development, and Director.  Mr. Griswold, 55, became Dole’s Vice President, Acquisitions and Investments in July 2003, Executive Vice President, Corporate Development in July 2004, and a director in April 2003. Mr. Griswold has been Executive Vice President of Finance of Castle & Cooke, Inc., which is wholly owned by David H. Murdock, since 2000, and previously, from 1993, Vice President and Chief Financial Officer of Pacific Holding Company, a sole proprietorship of David H. Murdock. Since 1987, he has served as an officer and/or director of various other companies held by Mr. Murdock.

Justin M. Murdock, Vice President, New Products and Corporate Development, and Director.  Mr. Murdock, 36, became Dole’s Vice President, New Products and Corporate Development in November 2004, and a director in April 2003. Mr. Murdock has been Vice President of Investments of Castle & Cooke, Inc., which is wholly owned by David H. Murdock, since 2001, and previously, from 1999, Vice President of Mergers and Acquisitions of Pacific Holding Company, a sole proprietorship of David H. Murdock.

Edward C. Roohan, Director.  Mr. Roohan, 45, became a director of Dole in April 2003. Mr. Roohan has been President and Chief Operating Officer of Castle & Cooke, Inc., which is wholly owed by David H. Murdock, since December 2000. He was Vice President and Chief Financial Officer of Castle & Cooke, Inc. from April 1996 to December 2000. He has served as an officer and/or director of various companies held by Mr. Murdock for more than five years. Mr. Roohan is Chairman of the Audit Committee of Dole’s Board of Directors.

Joseph S. Tesoriero, Vice President and Chief Financial Officer.  Mr. Tesoriero, 55, became Dole’s Vice President and Chief Financial Officer in July 2004, after joining Dole as Vice President of Taxes in October 2002. Prior to his employment by Dole, Mr. Tesoriero was Senior Vice President of Tax at Global Crossing. Mr. Tesoriero also held tax positions at Coleman Camping Equipment, Revlon Cosmetics, and International Business Machines.

Roberta Wieman, Executive Vice President, Chief of Staff, and Director.  Ms. Wieman, 63, joined Dole in 1991 as Executive Assistant to the Chairman of the Board and Chief Executive Officer. She became a Vice President of Dole in 1995, Executive Vice President and Chief of Staff in July 2004, and a director in April 2003. Ms. Wieman has been Executive Vice President of Castle & Cooke, Inc. since August 2001; Vice President and Corporate Secretary of Castle & Cooke, Inc. from April 1996 to August 2001; Corporate Secretary of Castle & Cooke, Inc. from April 1996; and a Director of Flexi-Van Leasing, Inc., which is wholly owned by Mr. Murdock, since August 1996, and Assistant Secretary thereof for more then five years.

All directors serve a term from the date of their election until the next annual meeting. The executive officers (as defined in the SEC’s Rule 3b-7) of the Company are David H. Murdock, David A. DeLorenzo, C. Michael Carter and Joseph S. Tesoriero.

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

Compensation Discussion and Analysis

Objectives

Dole compensates its Named Executive Officers through a mix of cash programs: base salary, annual incentives and long-term incentives. These programs are designed to be competitive with both general industry and food and consumer products companies and to align the Named Executive Officers incentives with the long-term interests of Dole. The Company’s compensation policies are intended to enable Dole to attract and retain top quality management as well as to motivate management to set and achieve aggressive goals in their respective areas of responsibility. The compensation setting process consists of targeting total compensation for each Named Executive Officer and reviewing each component of compensation both individually and as a piece of overall compensation.

Corporate Compensation and Benefits Committee Role

The Corporate Compensation and Benefits Committee (the “Committee”) meets as often as required during the year in furtherance of its duties, including an annual review of compensation for the Named Executive Officers. The Committee retains the services of Hewitt Associates, an executive compensation consulting firm, to review periodically the competitiveness of the Company’s executive compensation programs relative to comparable companies. Hewitt provides the Committee with the relevant market data for each Named Executive Officer’s position, as well as for other key executives within Dole. Hewitt also responds to requests generated by the Committee through management.

Role of Named Executive Officers in Compensation Decisions

The Chairman annually reviews the performance of the President and Chief Executive Officer and receives input from the President and Chief Executive Officer with respect to the performance of the Executive Vice President, General Counsel and Corporate Secretary, and the Vice President and Chief Financial Officer. Recommendations with respect to each component of pay are presented to the Committee for approval. The Committee can exercise its discretion in modifying recommendations made for any Named Executive Officer. The Committee alone makes decisions with regard to the Chairman’s compensation.

Benchmarking

The Committee compares each component of its pay program against a group of food and consumer products companies. The Committee also compares pay components to other general industry companies. For comparison purposes, Dole’s revenue is slightly below the median of the group and data is size-regressed to adjust the compensation data for differences in revenue. Annual revenues range from approximately $1 billion to $17 billion. The companies in the group are as follows and represent the relevant companies found in Hewitt’s database:

Anheuser-Busch Companies, Inc. Campbell Soup Company Chiquita Brands International, Inc. ConAgra Foods, Inc. Corn Products International Inc.	Del Monte Foods Company General Mills, Inc. H. J. Heinz Company The Hershey Company Hormel Foods Corporation	Kellogg Company McCormick & Company, Inc. Molson Coors Brewing Co. Reynolds American Inc. Sara Lee Corporation	TreeHouse Foods, Inc. UST Inc. Wm. Wrigley Jr. Company

Dole competes with many larger public companies for executive talent. The Committee has determined, however, that because Dole is a privately-held enterprise, Dole will rely on base salary and annual incentives that are targeted at or above the median of other similarly sized companies and that long-term incentive compensation will trail the median.

Total Direct Pay Compensation

Total direct pay at Dole has three components: base salary, and annual incentive and long-term incentive programs.

Based on the analysis of the competitive review, targeted 2008 total direct pay for the President and Chief Executive Officer was set at approximately $4.3 million. Base salary and annual incentives for the President and Chief Executive Officer are targeted slightly above the median of the similar compensation for similarly situated executive officers at other comparably sized companies.

In establishing award levels for the other Named Executive Officers, the Committee uses a similar process. Base salaries and annual incentives are targeted at approximately or above the median for the other Named Executive Officers.

Under Dole’s current total compensation structure, the approximate mix of base salary, annual incentive and long-term incentive programs for the Named Executive Officers is as follows: 25% — 35% to base salary, 25% — 30% to annual incentives, and 40% — 45% to long-term incentives. In allocating total compensation among these components of pay, the Committee believes the compensation package should be predominantly performance-based since these individuals have the greatest ability to affect and influence the financial performance of the Company.

Base Salary

The Committee wants to provide a base salary that is commensurate with the position in the Company and is comparable to what other individuals in similarly situated positions might receive. Base salaries are approximately 25 — 35% of total direct compensation. The Committee considers each Named Executive Officer’s position relative to the market, his responsibilities and performance in the job, and other subjective factors. Mr. Tesoriero received a salary adjustment in July 2008 based on both his level of pay relative to the benchmarking data and his level of performance. Based on benchmarking data, base salary changes to other Named Executive Officers were determined not to be necessary. Based on market data and factors noted above, the Committee decided on the pay levels noted in the Summary Compensation Table.

Annual Incentives

General

Dole’s annual incentive program, the One-Year Management Incentive Plan (the “One-Year Plan”), has target bonuses for the Named Executive Officers, as a percentage of salary, ranging from 75% to 110%. Payments are generally made if the specified minimum level of financial performance is realized and may be increased to maximum levels only if substantially higher performance levels are attained, subject to the discretion of the Compensation Committee. Payments can range from 0% to 300% of target. Maximums over 200% are used at Dole because of the lack of equity upside.

Annual financial performance goals are recommended by management and set by the Committee. Financial performance goals are structured to present a challenging, yet achievable profitability scenario for the Company. The Committee sets the minimum, target and maximum levels such that the relative difficulty of achieving the target level is consistent from year to year.

Consistent with the approach for allocating total target compensation among the three components of compensation, target annual cash incentive levels for the Named Executive Officers under the One-Year Plan are approximately 25% to 30% of total direct compensation.

The Named Executive Officers have identical financial performance goals for their incentives and may earn 100% of their targeted incentives if established targets for financial performance goals are met. The Committee may approve discretionary payments to the Named Executive Officers if the financial performance goal in a given fiscal year is not attained, in recognition of their respective overall performance at the Company. See the Plan-Based Awards table on page 120.

Metrics for Fiscal 2008

For fiscal 2008, the incentive pool was funded based on a Cash Flow Return on Investment (“CFROI”) target of 13.56%. Actual results were 15.79%. CFROI was chosen because management believes it provides a comprehensive view of annual consolidated performance and focuses management on cash generation and debt reduction. In determining the funding of the bonus pool, the Committee compares actual consolidated results with the target performance level for CFROI. For incentive purposes, CFROI is our annual budgeted EBITDA divided by budgeted investment. The annual budget is the budget we use for operating and planning purposes and is not a special budget used for compensation purposes.

In determining the achievement of CFROI goals in 2008, the Committee approved the incentive pool based on CFROI results adjusted for unusual or non-recurring items such as unanticipated costs related to weather events and book gains from various asset sales. Although 2008 adjusted CFROI was significantly above budget (due to Dole’s success in increasing EBITDA and paying down debt), resulting in an incentive pool of approximately 180% of their target incentives, the Committee applied discretion for awards to each Named Executive Officer based on both Dole’s performance and the performance of the respective Named Executive Officer.

Neither the performance metric nor annual target for 2009 has been established.

Long-Term Incentives

General

The Sustained Profit Growth Plan (the “Growth Plan”) contemplates annual grants each with three-year Incentive Periods. Each Named Executive Officer’s final award in connection with each grant is determined as of the end of the Incentive Period for that grant, and is paid in a lump sum no later than 90 days following the end of the

Incentive Period. The performance measures and targets are recommended by management and set by the Compensation Committee. The Compensation Committee has authorized all of the Named Executive Officers to participate in the Growth Plan.

Consistent with the approach for allocating total target compensation among the three components of compensation, target long-term cash incentive levels for the Named Executive Officers under the Growth Plan are set as a percentage of base salary so as to constitute approximately 40% to 45% of total targeted direct compensation.

The Named Executive Officers have identical performance goals and will earn 100% of their targeted long-term incentive payments if financial performance goals are achieved. Payments range from 0% to 300% of a Named Executive Officer’s target. There is no discretionary pay component available under the Growth Plan. Achievement of target awards under this plan requires company performance, on a consolidated basis, to meet three-year performance goals. Such goals are driven by the Company’s three-year financial and operating plan.

We disclose performance targets with respect to incentive periods that have concluded, but not with respect to incentive periods that have not yet concluded. We do provide information about business trends and outlooks in this Form 10-K but do not provide specific performance guidance or forward-looking statements on our projected operating results. Disclosure of numerical performance targets under our long-term incentive plans would pose a risk of competitive harm in that our competitors, suppliers and key customers might be able to estimate planned pricing, and other competitively sensitive information. This is particularly true in our industry, where there are a relatively small number of global competitors, some of which are not subject to public disclosure regulations. Our suppliers could use information concerning our expected financial performance, including expected pricing to our customers, to gain an unfair advantage in their negotiations with us for the supply of fruit and other input commodities. In addition, our customers could unfairly use information in negotiations with us.

Metrics for Incentive Period ended 2008

The Growth Plan for the 2006 — 2008 Incentive Period (the “2006 Incentive Period”) was calculated based on achievement of consolidated revenue in fiscal year 2008 and average CFROI over the three-year period. The consolidated revenue goal was $7.2 billion and the average CFROI goal for the same period was 22%. The combined achievement relative to targeted performance under the Growth Plan for the 2006 Incentive Period was 38% of target and will be paid based on consolidated revenue of $7.6 billion and average CFROI of 13.35%.

Payment under the Growth Plan for the 2006 Incentive Period will be paid in 2009 as follows: the Chairman will receive $541,500; the President and Chief Executive Officer will receive $0, since he was rehired by the Company in 2007 and was not, therefore, an award recipient for the 2006 Incentive Period; the Executive Vice President, General Counsel and Corporate Secretary will receive $254,125; and the Vice President and Chief Financial Officer will receive $185,725.

Metrics for Other Incentive Periods Outstanding

2007 — 2009 Incentive Period

Like the 2006 Incentive Period, the Growth Plan for the 2007 — 2009 Incentive Period is based on consolidated revenue in the last fiscal year of the three year period and average CFROI over the three-year period.

2008 — 2010 Incentive Period

The Growth Plan for the 2008 — 2010 Incentive Period is based on two factors: (a) the ending leverage ratio (net debt at the end of the three year period, divided by EBITDA for the last year of the three year period), and (b) the average annual EBITDA for the three year period, in each case adjusted for unusual or non-operational items.

The 2008 — 2010 performance measures were changed from previous incentive periods, which used consolidated revenue and average CFROI. Management recommended this change to the Committee in order to recognize the need to better align executive pay with the Company’s overall strategy of increasing operating performance and paying down debt. The targets are set aggressively and require successful achievement of asset sales and management focus on effective and profitable use of capital.

Neither the performance metrics nor targets for the 2009 — 2011 Incentive Period have been determined.

Degree of Difficulty

Generally, the Committee sets the minimum, target and maximum levels such that the relative difficulty of achieving the target level is consistent from year to year. Maximum awards reflect very ambitious goals which can only be attained when business results are exceptional, thus justifying the higher award payments. Similarly, if performance targets fall short of specified levels, there will be no payout under the Growth Plan.

Achievement of the Company’s three-year financial plan can be difficult to reach and is subject to the volatile nature of Dole’s businesses, which can be impacted by numerous factors, such as exposure to commodity input costs like fuel, shipping and packaging, as well as product supplies which can be impacted by weather, political risk, currency fluctuations and other factors.

Perhaps the most useful indicator of the degree of difficulty in achieving the performance targets is Dole’s track record: Dole has not hit its ambitious performance targets in any of the last three incentive period cycles. The payout percentage has been between approximately 26% and 46% of the participant’s target award opportunity with an average payout over the past three incentive periods of approximately 37% of target.

Retirement Plan

Until December 31, 2001, Dole maintained a traditional defined benefit pension plan. Subsequent to that time no new participants were added to the plan and benefits under the plan for existing participants were frozen. The Company did institute a five-year transition benefit plan for long-term employees and that concluded at the end of 2006. The Vice President and Chief Financial Officer had not accrued any benefit under the benefit pension plan prior to the freeze. The Executive Vice President, General Counsel and Corporate Secretary, is entitled to receive an annual retirement benefit of approximately $5,747. The President and Chief Executive Officer received $344,991 in pension benefit payments in 2008. The Chairman is over the age of 70 1/2 and, as required by the Internal Revenue Code, is receiving his current annual retirement benefit of $208,604. If any individual’s benefit under the pension plan exceeds the maximum annual benefit or the maximum compensation limit, Dole will pay the excess from an unfunded excess and supplemental benefit plan. Additional details regarding the supplemental retirement plan are provided below following the Pension Plan Table.

Savings Plans

Dole matches contributions to the 401(k) plan up to 6% of eligible compensation. Additional details regarding the 401(k) plan are found on page 121.

The Named Executive Officers, as well as other U.S. based senior executives, are eligible to participate in the Excess Savings Plan where eligible employees can contribute up to 100% of eligible earnings (base pay and annual incentive). Additional details regarding the Excess Savings Plan can be found on page 122.

Perquisite and Other Agreements

Perquisites for the Named Executive Officers (except the Chairman) are the reimbursement of $5,000 per year for financial planning and a company-paid annual executive physical not to exceed $6,000. The Executive Vice President, General Counsel and Corporate Secretary and the Vice President and Chief Financial Officer are provided with company cars, insurance costs and maintenance. The Chairman and the Executive Vice President, General Counsel and Corporate Secretary receive an annual car allowance of $5,000. Dole paid an annual subscription to the New York Metropolitan Opera on behalf of the Chairman.

The Dole airplane (co-leased by an affiliate of Dole) is used by the Chairman for both business and personal use. The costs to Dole of these expenses are discussed in Item 13 — Certain Relationships and Related Transactions on page 127.

The Named Executive Officers participate in the Company’s other benefit plans on the same terms as other employees. These plans include medical and dental insurance, life insurance, and charitable gift matching (limited to $500 per employee per year).

Dole does not offer any employment agreements to the Named Executive Officers. Change of control agreements are in place for the Named Executive Officers, except Mr. DeLorenzo. Dole believes these change of control agreements are important in order to keep these executives focused on the business of Dole should a change of control occur. See page 125 for further explanation.

The Committee has reviewed and discussed the Compensation Discussion and Analysis with management and has determined that it accurately describes the compensation programs at Dole.

The Corporate Compensation
and Benefits Committee

David H. Murdock, Chairman
Andrew J. Conrad
David A. DeLorenzo
Roberta Wieman

SUMMARY COMPENSATION TABLE

The table below summarizes total compensation paid, earned or awarded to each of the Named Executive Officers for the fiscal year ended January 3, 2009.

						Change in
						Pension Value
						and
					Nonequity	Nonqualified
					Incentive Plan	Deferred	All Other
		Salary	Bonus		Compensation	Compensation	Compensation
Name and Principal Position	Year	($)(1)	($)(2)		($)(4)	Earnings ($)(5)	($)(6)(7)(8)	Total ($)

David H. Murdock	2008	968,269	1,269,226		541,500	(103,537)	33,057	2,708,515
Chairman	2007	950,000	489,250	(3)	247,950	(85,159)	29,415	1,631,456
Dole Food Company, Inc.	2006	950,000	0		437,950	(7,972)	26,795	1,406,773
David A. DeLorenzo	2008	1,223,077	1,374,199		0	(269,145)	76,965	2,405,096
President & Chief Executive Officer	2007	687,692	618,000	(3)	0	(122,773)	41,352	1,224,271
Dole Food Company, Inc.	2006	0	0		0	0	0	0
C. Michael Carter	2008	611,538	619,431		254,125	56,762	53,929	1,595,785
Executive Vice President,	2007	600,000	300,000		118,690	78,891	80,805	1,178,386
General Counsel & Corporate Secretary	2006	562,500	450,000		195,925	63,095	305,893	1,577,413
Dole Food Company, Inc.
Joseph S. Tesoriero	2008	482,692	505,464		185,725	9,773	38,995	1,222,649
Vice President & Chief Financial Officer	2007	444,231	350,000		36,703	11,944	62,293	905,171
Dole Food Company, Inc.	2006	425,000	100,000		50,134	7,665	112,248	695,047

(1)	Base salary adjustments are made based on performance, internal equity and market data. Mr. Tesoriero received a salary adjustment in July 2008 based on both his level of pay relative to the benchmarking data and his level of performance. None of the other Named Executive Officers received a pay increase in 2008. Messrs. Murdock and Carter salaries were higher in 2008 solely due to fiscal 2008 being a 53-week fiscal year in contrast to fiscal 2007 and 2006 which were both 52-week fiscal years. Mr. DeLorenzo rejoined the Company’s management team on June 4, 2007.

(2)	Bonus amounts shown reflect cash payments that will be made in 2009 with respect to performance for 2008 under Dole’s One-Year Management Incentive Plan (the “One-Year Plan”).

(3)	The Compensation Committee has approved the payment of 2007 bonus amounts for Messrs. Murdock and DeLorenzo, previously deferred.

(4)	Amounts shown reflect awards earned for the 2006 — 2008 incentive period (paid in 2009) under the Growth Plan. Further explanation can be found on page 115.

(5)	The amounts shown reflect the actuarial decrease or increase in the present value of Mr. Murdock’s, Mr. DeLorenzo’s and Mr. Carter’s benefits under all pension plans established by the Company using interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements and includes amounts which the Named Executive Officer may not currently be entitled to receive. In general, the present value of the benefits under the pension plans increase until attainment of age 65 and thereafter decrease due to the mortality assumptions. Also reflected in the amounts shown are the annual earnings on each Named Executive Officer’s deferred compensation balance.

(6)	The 2008 amounts shown include the following: (1) on behalf of Mr. Murdock an amount of $27,687 for an annual subscription to the New York Metropolitan Opera; (2) Dole’s matching contributions to both the 401(k) and Excess Savings Plans of Dole Food Company, Inc. (see “Deferred Compensation — Qualified and Nonqualified” on page 121) on behalf of Mr. Murdock $0, Mr. Carter $33,846, Mr. DeLorenzo $73,355, and Mr. Tesoriero $25,154; (3) for Mr. DeLorenzo, $24,622 interest earned on deferred compensation as an outside director prior to June 2007 when he was rehired as an employee; (4) the value attributable to personal use of the company-provided automobiles for Mr. Carter $598, and Mr. Tesoriero $4,404; (5) an annual car allowance to Mr. Murdock $5,000, and Mr. Carter $5,000 (6) the cost of financial planning services reimbursed (amounts are included in the executive’s W-2 and taxes are borne by the executive) by the Company for Mr. Murdock $0, Mr. Carter $10,000 (which includes reimbursement for 2009), Mr. DeLorenzo $0 and Mr. Tesoriero $4,975; (7) the cost of an annual executive physical for Mr. Murdock $370, Mr. Carter $4,485, Mr. DeLorenzo $3,580 and Mr. Tesoriero $4,462.

(7)	The 2007 amounts shown include the following: (1) on behalf of Mr. Murdock an amount of $24,415 for an annual subscription to the New York Metropolitan Opera; (2) Dole’s matching contributions to both the 401(k) and Excess Savings Plans of Dole Food Company, Inc. (see “Deferred Compensation — Qualified and Nonqualified” on page 109) on behalf of Mr. Murdock $0, Mr. Carter $63,043, , Mr. DeLorenzo $41,262 and Mr. Tesoriero $33,000; (3) the value attributable to personal use of the company-provided automobiles for Mr. Carter $2,464, and Mr. Tesoriero $20,693; (4) an annual car allowance to Mr. Murdock $5,000, and Mr. Carter $5,000 (5) the cost of financial planning services reimbursed (amounts are included in the executive’s W-2 and taxes are borne by the executive) by the Company for Mr. Murdock $0, Mr. Carter $5,000, Mr. DeLorenzo $0 and Mr. Tesoriero $4,850; (6) the cost of an annual executive physical for Mr. Murdock $0, Mr. Carter $5,298, Mr. DeLorenzo $90 and Mr. Tesoriero $3,750.

(8)	The 2006 amounts shown include the following (1) on behalf of Mr. Murdock an amount of $21,795 for an annual subscription to the New York Metropolitan Opera; (2) Dole’s matching contributions to both the 401(k) and Excess Savings Plans of Dole Food Company, Inc, (see “Deferred Compensation — Qualified and Nonqualified” on page 109) on behalf of Mr. Murdock $0, Mr. Carter $37,518, and Mr. Tesoriero $33,132; (3) the value attributable to personal use of the company-provided automobiles for Mr. Carter $3,162, and Mr. Tesoriero $19,691; (4) the cost of financial planning services reimbursed (amounts are included in the executive’s W-2 and taxes are borne by the executive) by the Company for Mr. Murdock $0, Mr. Carter $5,000, and Mr. Tesoriero $1,300; (5) an annual car allowance to Mr. Murdock $5,000, and Mr. Carter $5,000; (6) the cost of an annual executive physical for Mr. Murdock $0, Mr. Carter $3,213, and Mr. Tesoriero $5,925; and (7) the delayed payout of 35% under the 2003 executive incentive plan paid in January 2006 for Mr. Murdock $0, Mr. Carter $252,000, and Mr. Tesoriero $52,200.

Grants of Plan-Based Awards Table

			Estimated Future Payout Under Non-Equity
	Grant		Incentive Awards
Name	Date(1)	Incentive Period	Threshold	Target	Maximum

David H. Murdock	12/31/07	2008 Fiscal Year(2)(3)	$0	$1,045,000	$3,135,000
	12/31/07	2008-2010(4)(5)(6)	$0	$1,425,000	$4,275,000
David A. DeLorenzo	12/31/07	2008 Fiscal Year(2)(3)	$0	$1,320,000	$3,960,000
	12/31/07	2008-2010(4)(5)(6)	$0	$1,800,000	$5,400,000
C. Michael Carter	12/31/07	2008 Fiscal Year(2)(3)	$0	$510,000	$1,530,000
	12/31/07	2008-2010(4)(5)(6)	$0	$750,000	$2,250,000
Joseph S. Tesoriero	12/31/07	2008 Fiscal Year(2)(3)	$0	$375,000	$1,125,000
	12/31/07	2008-2010(4)(5)(6)	$0	$517,500	$1,552,500

(1)	The first day of Dole’s fiscal year was Sunday, December 30, 2007.

(2)	Under the One-Year Plan, target incentives for the Named Executive Officers range from 75% to 110% of base salary. Incentive awards for Named Executive Officers are determined based on the consolidated financial performance and are generally payable only if the specified minimum level of the Company’s financial performance is realized and may be increased to maximum levels only if substantially higher performance levels are attained. Incentive awards can range from 0% to 300% of target incentives.

(3)	Under the One-Year Plan, amounts are based on annual salary at the end of the relevant year.

(4)	Under the Growth Plan, target incentives for the Named Executive Officers range from 115% to 150% of base salary. The performance matrix established for the Incentive Period 2008 — 2010 consists of two factors: (1) the leverage ratio at the end of the three year period and (2) the average EBITDA for the three year period. Incentive awards can range from 0% to 300% of target incentives. If both of the two performance measures fall short of specified levels, there will be no payout under the Growth Plan. Neither the performance metrics nor targets have been established for the 2009 — 2011 Incentive Period. Final awards are paid in a lump sum within 90 days following the end of the Incentive Period. A final award is payable in the event of the Named Executive Officer’s death, disability or retirement, or involuntary termination without cause, and are subject to customary adjustments for certain changes in capitalization.

(5)	The threshold, zero, applies if both performance measures fall below specified levels.

(6)	Under the Growth Plan, contingent award amounts are based on annual salary at the beginning of the Incentive Period.

Pension Benefits

The Company sponsors both a qualified and nonqualified defined benefit plan. The nonqualified plan is a restoration plan, providing benefits that cannot be provided under the qualified plan on account of Internal Revenue Code limits on compensation and benefits.

Participation in both defined benefit plans was frozen on December 31, 2001. Benefits were also frozen for most employees at that time, although some long-service employees received additional benefit accruals over the next five years. No benefits accrue under either defined benefit plan after December 31, 2006. All participants are fully vested as of that date.

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

		Number of
		Years of	Present Value of	Payments
		Credited	Accumulated	During Last
Name(1)	Plan Name	Service	Benefit	Fiscal Year

David H. Murdock(2)	Plan 29	8.5	$1,226,111	$93,973
Chairman	SERP	8.5	$683,270	$52,368
Dole Food Company, Inc.
David A. DeLorenzo(3)	Plan 29	31.5	$885,983	$75,621
President and Chief Executive Officer	SERP	31.5	$2,843,727	$240,616
Dole Food Company, Inc.
C. Michael Carter	Plan 29	1.25	$29,332	$—
Executive Vice President,	SERP	1.25	$28,502	$—
General Counsel and Corporate Secretary Dole Food Company, Inc.

(1)	Mr. Tesoriero joined Dole after the defined benefit plans were frozen and is not shown in the table as he does not have an accrued benefit under the qualified or nonqualified defined benefits plan.

(2)	As required by the Internal Revenue Code, Mr. Murdock, who is over the age of 70 1/2, is receiving his current annual retirement benefit as a joint and survivor annuity.

(3)	Mr. DeLorenzo retired from Dole on December 29, 2001 and began receiving retirement benefit payments. Mr. DeLorenzo was rehired on June 4, 2007 and continues to receive retirement benefit payments.

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

Named Executive Officers and certain other executives are eligible to participate in the Excess Savings Plan. This plan is a nonqualified savings plan that provides participants with the opportunity to contribute amounts on a deferred tax basis which are in excess of the limits that apply to the 401(k) Plan. The Excess Savings Plan (the “ESP”) is coordinated with the Salaried 401(k) Plan so that, on a combined plan basis, participants may defer up to 100% of eligible earnings (generally, base salary and annual incentives) and will receive a Company match of the first 6% of eligible earnings. Amounts contributed to the ESP received a fixed rate of interest. For 2008, the interest rate was 7.2%. The interest rate in 2009 has been set at 7.2%, the same as the previous year. Such rate is declared annually by the Compensation Committee and is based on the Company’s weighted average cost of long-term debt.

						Aggregate
	Executive	Registrant	Aggregate			Balance at
	Contributions	Contributions	Earnings	Aggregate		Last Fiscal
Name	in Last FY	in Last FY	in Last FY	Withdrawals/Distributions		Year End

David H. Murdock	$—	$—	$19,686	$		$293,108
Chairman Dole Food Company, Inc.
David A. DeLorenzo	$85,615	$59,585	$8,001	$—		$209,037
President and Chief Executive Officer Dole Food Company, Inc.
C. Michael Carter	$18,346	$20,046	$60,386	$1,207,477	(1)(2)	$41,918
Executive Vice President, General Counsel and Corporate Secretary Dole Food Company, Inc.
Joseph S. Tesoriero	$9,654	$11,354	$9,773	$133,097	(1)	$96,238
Vice President and Chief Financial Officer Dole Food Company, Inc.

(1)	The Company permitted a one-time election for participants to withdraw deferrals for years 2005 — 2008 in recognition of the fact that rules governing distributions for elections were not available at the time the deferral elections were made. Mr. Carter received a distribution of $270,071 and Mr. Tesoriero $133,097.

(2)	Mr. Carter requested a nonemergency early withdrawal of $937,406. Such payment was reduced by a penalty of 10% for early distribution.

By irrevocable election, an executive may elect to receive benefits under the ESP in either a lump sum payment or annual installments up to fifteen years. Lump-sum benefits under the Excess Savings Plan will be paid the earlier of the beginning of the year following the executive’s retirement or termination or a year as specified by the executive. Effective January 1, 2009, new participants in the ESP may only elect a lump sum payment to be paid in the year following the participant’s retirement or termination. However, upon a showing of financial hardship and receipt of approval from the Compensation Committee, an executive may be allowed to access funds deferred, earlier than previously elected by the executive. A nonemergency withdrawal may be elected prior to termination of employment but only from benefits accrued prior to January 1, 2005. Such nonemergency withdrawal is subject to a penalty of 10%.

There are no investment options available under the Excess Savings Plan

Payments upon Termination or Change in Control

David H. Murdock

			Involuntary
			Termination
	Voluntary	Normal	Without	For Cause	Change of	Death &
Executive Payments Upon Separation	Termination	Retirement	Cause	Termination	Control	Disability

One-Year Management Incentive Plan(1)	$—	$950,000	$—	$—	$950,000	$950,000
Sustained Profit Growth Plan(2)	$541,500	$2,850,000	$2,850,000	$—	$2,850,000	$2,850,000
Health and Welfare Benefits, Fringe Benefits and other perquisites	$—	$—	$1,981	$—	$—	$—
Cash Severance(5)	$—	$—	$968,242	$—	$6,015,000	$—
Excise Tax and Gross-Up	$—	$—	$—	$—	$3,465,896	$—

David A. DeLorenzo

			Involuntary
			Termination
	Voluntary	Normal	Without	For Cause	Change of	Death and
Executive Payments Upon Separation	Termination(3)	Retirement	Cause	Termination	Control(4)	Disability

One-Year Management Incentive Plan(1)	$—	$1,200,000	$—	$—	$—	$1,200,000
Sustained Profit Growth Plan(2)(3)	$—	$—	$1,800,000	$—	$—	$1,800,000
Health and Welfare Benefits, Fringe Benefits and other perquisites	$—	$—	$891	$—	$—	$—
Cash Severance	$—	$—	$119,220	$—	$—	$—
Excise Tax and Gross-Up	$—	$—	$—	$—	$—	$—

C. Michael Carter

			Involuntary
			Termination
	Voluntary	Normal	Without	For Cause	Change of	Death and
Executive Payments Upon Separation	Termination	Retirement	Cause	Termination	Control	Disability

One-Year Management Incentive Plan(1)	$—	$510,000	$—	$—	$450,000	$450,000
Sustained Profit Growth Plan(2)	$254,125	$1,418,750	$1,418,750	$—	$1,418,750	$1,418,750
Health and Welfare Benefits, Fringe Benefits and other perquisites	$—	$—	$2,996	$—	$—	$—
Cash Severance(5)	$—	$—	$236,537	$—	$3,360,000	$—
Excise Tax and Gross-Up	$—	$—	$—	$—	$1,811,880	$—

Joseph S. Tesoriero

			Involuntary
			Termination
	Voluntary	Normal	Without	For Cause	Change of	Death and
Executive Payments Upon Separation	Termination	Retirement	Cause	Termination	Control	Disability

One-Year Management Incentive Plan(1)	$—	$375,000	$—	$—	$375,000	$375,000
Sustained Profit Growth Plan(2)	$185,725	$1,006,250	$1,006,250	$—	$1,006,250	$1,006,250
Health and Welfare Benefits, Fringe Benefits and other perquisites	$—	$—	$2,901	$—	$—	$—
Cash Severance(5)	$—	$—	$125,479	$—	$2,655,000	$—
Excise Tax and Gross-Up	$—	$—	$—	$—	$1,570,749	$—

(1)	For purposes of illustration, target amounts are shown. Payments made in the event of retirement, death or disability would be based on actual results for the plan year, 2008.

(2)	Awards for the Sustained Profit Growth Plan are made annually and numbers shown above include amounts for incentive periods that overlap. For purposes of illustration, targets amounts are shown. Payments made in the event of retirement, death, disability or involuntary termination without cause would be based on actual results for the applicable incentive periods and the number of months of participation in any applicable incentive period. Amounts shown for retirement, death, disability, and involuntary termination without cause are payable following the termination and calculation of the applicable incentive period. Awards, if any, are prorated based on the applicable termination date for the Named Executive Officer. The performance matrix and targets have not yet been established for the 2009 — 2011 Incentive Period.

(3)	Mr. DeLorenzo rejoined Dole in 2007 and became eligible for contingent awards in 2007.

(4)	Mr. DeLorenzo does not have a change of control agreement.

(5)	Includes $30,000 in lieu of health and welfare, and other fringe benefits and perquisites.

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

Health and other insurance benefits are continued for up to six months corresponding to the termination benefits. A terminated employee is entitled to receive any benefits he would otherwise have been entitled to receive under the 401(k) plan, frozen pension plan and supplemental retirement plans. Those benefits are neither increased nor accelerated. See the table on page 123 for hypothetical payment amounts.

Change of Control

In line with the practice of numerous companies of Dole’s size, we recognize that the possibility of a change of control of Dole may result in the departure or distraction of management to the detriment of Dole. In March 2001, Dole put in place a program to offer change of control agreements to each Named Executive Officer and certain other officers and employees of Dole. At the time the program was put in place, Dole was advised by its executive compensation consultants that the benefits provided under the change of control agreements were within the range of customary practices of other public companies. The benefits under the change of control agreements are paid in a lump sum and are based on a multiple of three for each of the Named Executive Officers with change of control agreements.

In order to receive a payment under the change of control agreement, two triggers must occur. The first trigger is a change of control, as defined in the change of control agreement. The second trigger is that the Named Executive Officer must be terminated from employment between nine months before, and two years after, the change of control date.

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

Deferred Compensation

The Non-Employee Deferred Cash Compensation Plan is a program in which each non-employee director may defer up to 100% of his or her total annual retainer and meeting fees. In 2008, each non-employee director who defers his or her annual retainer or fees through this program has an interest rate of 7.2%, the same as the interest rate used for management’s Excess Savings Plan. In 2009, the interest rate for this plan will be the same as 2008, 7.2%. None of the non-employee directors have elected to defer the annual retainer or fees in 2009.

Amounts deferred under this program are distributed to each non-employee director at the termination of service as a Director, either as a lump-sum, or in equal annual cash installments over a period not to exceed five years.

Annual Physical

Each non-employee director has an annual executive physical benefit.

Director — Summary Compensation Table

			Change in Pension
	Fees Earned	Non-Equity	Value and Non-
	or Paid in	Incentive Plan	Qualified Deferred		All Other
Name(1)	Cash(1)	Compensation	Compensation Earnings		Compensation	Total

Andrew J. Conrad	$57,000	$—	$6,679	(2)	$—	$63,679
Edward C. Roohan	$72,000	$—	$—		$—	$72,000

(1)	David H. Murdock, the Company’s Chairman of the Board, David A. DeLorenzo, President and Chief Executive Officer, C. Michael Carter, Executive Vice President, General Counsel and Corporate Secretary, Scott Griswold, Executive Vice President, Corporate Development, Justin Murdock, Vice President, New Products and Corporate Development and Roberta Wieman, Executive Vice President, Chief of Staff, are not included in this table because they are employees of the Company and do not receive any compensation for their service as Directors. Compensation for Messrs. Murdock, DeLorenzo, and Carter may be found in the Summary Compensation Table on page 118.

(2)	In 2008, interest earnings applied to the Dr. Conrad’s deferred compensation account were $6,679.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

		Amount and
		Nature of
	Name and Address of	Beneficial	Percent of
Title of Class	Beneficial Owner	Ownership(1)	Class

Common Stock, $0.001 par value	David H. Murdock	1,000 shares	100%
	Dole Food Company, Inc.
	One Dole Drive
	Westlake Village, CA 91362

(1)	Mr. Murdock beneficially owns these shares through one or more affiliates, and has effective sole voting and dispositive power with respect to the shares. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Mr. Murdock is Dole’s Chairman of the Board and Chief Executive Officer.

Dole has no equity compensation plans. All of the outstanding shares of common stock of Dole have been pledged pursuant to Dole’s Credit Agreement and ancillary documents thereto.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

David H. Murdock, the Company’s Chairman, owns, inter alia, Castle & Cooke, Inc. (“Castle”), a transportation equipment leasing company, a private dining club and a hotel. During the years ended January 3, 2009, December 29, 2007 and December 30, 2006, the Company paid Mr. Murdock’s companies an aggregate of approximately $9.3 million, $7.2 million and $7.6 million, respectively, primarily for the rental of truck chassis, generator sets and warehousing services. Castle purchased approximately $0.7 million, $0.7 million and $1.1 million of products from the Company during the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

The Company and Castle are responsible for 68% and 32%, respectively, of all obligations under an aircraft lease arrangement. Each party is responsible for the direct costs associated with its use of this aircraft, and all other indirect costs are shared proportionately. During the year ended January 3, 2009, December 29, 2007 and December 30, 2006, the Company’s proportionate share of the direct and indirect costs for this aircraft was $2.2 million, $2 million and $1.9 million, respectively.

The Company and Castle operate their risk management departments on a joint basis. Insurance procurement and premium costs are based on the relative risk borne by each company as determined by the insurance underwriters. Administrative costs of the risk management department, which were not significant, are shared on a 50-50 basis.

The Company retains risk for commercial property losses sustained by the Company and Castle totaling $3 million in the aggregate and $3 million per occurrence, above which the Company has coverage provided through third-party insurance carriers. The arrangement provides for premiums to be paid to the Company by Castle in exchange for the Company’s retained risk. The Company received approximately $0.5 million, $0.6 million and $0.6 million from Castle during 2008, 2007 and 2006, respectively.

The Company had a number of other transactions with Castle and other entities owned by Mr. Murdock, generally on an arms-length basis, none of which, individually or in the aggregate, were material. The Company had outstanding net accounts receivable of $1.2 million and a note receivable of $5.7 million due from Castle at January 3, 2009 and outstanding net accounts receivable of $0.5 million and a note receivable of $6 million due from Castle at December 29, 2007.

During the first quarter of 2007, the Company and Castle executed a lease agreement pursuant to which the Company’s fresh vegetables operations occupy an office building in Monterey, California, which is owned by Castle. Rent expense for the years ended January 3, 2009 and December 29, 2007 totaled $1.4 million and $1 million, respectively.

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

Item 14.	Principal Accounting Fees and Services

Principal Accounting Fees and Services

The following table summarizes the aggregate fees billed to the Company by its independent auditor Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”):

	Fiscal Year Ended
	January 3,	December 29,
	2009	2007
	(In thousands)

Audit Fees(a)	$4,058	$3,959
Audit-Related Fees(b)	436	436

Total Audit and Audit Related Fees	4,494	4,395
Tax Fees(c)	167	217
All Other Fees(d)	—	—

Total	$4,661	$4,612

(a)	Audit fees include $4,058,000 and $3,959,000 for services related to the audit of the annual consolidated financial statements and reviews of the quarterly condensed consolidated financial statements for 2008 and 2007, respectively.

(b)	Audit-related fees include $67,000 and $137,000 Section 404 advisory services for 2008 and 2007, respectively. Audit-related fees for 2008 and 2007 also include $195,000 and $208,000, respectively, for employee benefit plan audits. The remaining amounts relate to accounting and financial reporting consultations, and various agreed-upon procedures and compliance reports.

(c)	There were no fees for tax compliance services billed in 2008 and 2007, respectively. Fees for tax planning and advice billed in 2008 and 2007 were $167,000 and 217,500, respectively.

(d)	There were no other services billed to the Company in 2008 and 2007.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements: The following consolidated financial statements are included herein in Item 8 above.

		Form 10-K
		Page

	Audited Financial Statements for the Years Ended January 3, 2009, December 29, 2007 and December 30, 2006	51
2.	Financial Statement Schedule
	Valuation and Qualifying Accounts	139
3.	Exhibits:

Exhibit
Number	Title

3.1(a)	Amended and Restated Certificate of Incorporation of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.1 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, File No. 1-4455).
3.1(b)†	Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of January 12, 1988. Articles of Amendment to the Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke Arizona, Inc. Articles of Amendment to the Articles of Incorporation of Castle & Cooke Arizona, Inc., dated as of December 21, 1995, changed the company’s name to Calazo Corporation.
3.1(c)†	Articles of Incorporation of AG 1970, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1970, Inc., dated as of December 13, 1989.
3.1(d)†	Articles of Incorporation of AG 1971, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1971, Inc., dated as of December 13, 1989.
3.1(e)†	Articles of Incorporation of AG 1972, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1972, Inc., dated as of December 13, 1989.
3.1(f)†	Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of February 10, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of March 18, 1996, changed the company’s name to Alyssum Corporation.
3.1(g)†	Articles of Incorporation of Barclay Hollander Curci, Inc., dated as of February 28, 1969. Certificate of Amendment of Articles of Incorporation, dated as of February 1975, changed the company’s name to Barclay Hollander Corporation. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of November 26, 1980. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of June 11, 1990.
3.1(h)†	Articles of Incorporation of Grandma Mac’s Orchard, dated as of August 27, 1976. Certificate of Amendment of Articles of Incorporation of Grandma Mac’s Orchard, dated as of January 6, 1988, changed the company’s name to Sun Giant, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant, Inc., dated as of March 4, 1988, changed the company’s name to Dole Bakersfield, Inc. Certificate of Amendment of Articles of Incorporation of Dole Bakersfield, Inc., dated as of June 11, 1990. Agreement of Merger of Bud Antle, Inc. and Dole Bakersfield, Inc., dated as of December 18, 2000, changed the company’s name to Bud Antle, Inc.
3.1(i)†	Articles of Incorporation of Lake Anderson Corporation, dated as of June 26, 1964. Certificate of Amendment of Articles of Incorporation, dated as of November 12, 1971. Certificate of Amendment of Articles of Incorporation, dated as of August 28, 1972, changed the company’s name to Oceanic California Inc. Certificate of Amendment of Articles of Incorporation, dated as of July 14, 1977. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of June 17, 1981. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke California, Inc. Certificate of Amendment of Articles of Incorporation of Castle & Cooke California, Inc., dated as of December 21, 1995, changed the company’s name to Calicahomes, Inc.
3.1(j)†	Articles of Incorporation of California Polaris, Inc., dated as of April 6, 1979.

Exhibit
Number	Title

3.1(k)†	Articles of Incorporation of Dole ABPIK, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole ABPIK, Inc., dated as of December 13, 1989.
3.1(l)†	Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of June 8, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of March 18, 1996, changed the company’s name to Dole Arizona Dried Fruit and Nut Company.
3.1(m)†	Articles of Incorporation of CCJM, Inc., dated as of December 11, 1989. Certificate of Amendment of Articles of Incorporation of CCJM, Inc., dated as of September 9, 1991, changed the company’s name to Dole Carrot Company.
3.1(n)†	Articles of Incorporation of Miracle Fruit Company, dated as of September 12, 1979. Certificate of Amendment of Articles of Incorporation of Miracle Fruit Company, dated as of October 1, 1979, changed the company’s name to Blue Goose Growers, Inc. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of June 11, 1990. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of February 15, 1991, changed the company’s name to Dole Citrus.
3.1(o)†	Articles of Incorporation of Dole DF&N, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole DF&N, Inc., dated as of December 13, 1989.
3.1(p)†	General Partnership Agreement of Dole Dried Fruit and Nut Company, a California general partnership, dated as of October 15, 1995.
3.1(q)†	Articles of Incorporation of Canfield Farming Company, dated as of July 17, 1963. Certificate of Amendment of Articles of Incorporation of Canfield Farming Company, dated as of March 15, 1971, changed the company’s name to Tenneco Farming Company. Certificate of Amendment of Articles of Incorporation of Tenneco Farming Company, dated as of January 6, 1988, changed the company’s name to Sun Giant Farming, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant Farming, Inc., dated as of April 25, 1988, changed the company’s name to Dole Farming, Inc. Certificate of Amendment of Articles of Incorporation of Dole Farming, Inc., dated as of June 11, 1990.
3.1(r)†	Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of July 14, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of January 2, 1990, changed the company’s name to Dole Fresh Vegetables, Inc.
3.1(s)†	Restated Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of October 15, 1986. Certificate of Amendment of Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of November 14, 1986. Certificate of Amendment of Articles of Incorporation, dated as of April 20, 1988, changed the company’s name to Dole Nut Company. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of January 28, 1998, changed the company’s name to Dole Orland, Inc.
3.1(t)†	Articles of Incorporation of S & J Ranch, Inc., dated as of December 15, 1952. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of September 27, 2000, changed the company’s name to Dole Visage, Inc.
3.1(u)†	Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of November 25, 1975. Certificate of Amendment of Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of July 25, 1984, changed the company’s name to E.T. Wall Company. Certificate of Amendment of Articles of Incorporation of E.T. Wall Company, dated as of June 11, 1990.
3.1(v)†	Articles of Incorporation of Earlibest Orange Association, Inc., dated as of November 7, 1963. Certificate of Amendment of Articles of Incorporation of Earlibest Orange Association, Inc., dated as of December 13, 1989.

Exhibit
Number	Title

3.1(w)†	Articles of Incorporation of The Citrus Company, dated as of February 1, 1984. Certificate of Amendment of Articles of Incorporation of The Citrus Company, dated as of February 16, 1984, changed the company’s name to Fallbrook Citrus Company, Inc. Certificate of Amendment of Articles of Incorporation, dated as of March 15, 1994. Certificate of Amendment of Articles of Incorporation of Fallbrook Citrus Company, Inc., dated as of June 11, 1990.
3.1(x)†	Articles of Incorporation of Lindero Headquarters Company, Inc., dated as of February 12, 1998.
3.1(y)†	Articles of Incorporation of Lindero Property, Inc., dated as of October 10, 1991.
3.1(z)†	Articles of Incorporation of Oceanview Produce Company, dated as of June 15, 1989. Certificate of Amendment of Articles of Incorporation of Oceanview Produce Company, dated as of August 7, 1989.
3.1(aa)†	Articles of Incorporation of Prairie Vista, Inc., dated as of November 23, 1953.
3.1(ab)†	Articles of Incorporation of Kingsize Packing Co., dated as of February 5, 1990. Certificate of Amendment of Articles of Incorporation of Kingsize Packing Co., dated as of March 30, 1990, changed the company’s name to Royal Packing Co.
3.1(ac)†	Articles of Incorporation of Trojan Transport Co., dated as of August 31, 1955. Certificate of Amendment of Articles of Incorporation of Trojan Transport Co., dated as of July 31, 1956, changed the company’s name to Trojan Transportation and Warehouse Co. Certificate of Amendment of Articles of Incorporation of Trojan Transportation Co., dated as of January 24, 1961, changed the company’s name to Veltman Terminal Co.
3.1(ad)†	Certificate of Incorporation of Bananera Antillana (Columbia), Inc., dated as of November 16, 1977.
3.1(ae)†	Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990. Certificate of Amendment of Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990.
3.1(af)†	Certificate of Incorporation of Tenneco Sudan, Inc., dated as of June 8, 1977. Certificate of Amendment of Certificate of Incorporation of Tenneco Sudan, Inc., dated as of December 10, 1986, changed the company’s name to Tenneco Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Tenneco Realty Development Holding Corporation, dated as of April 21, 1988, changed the company’s name to Oceanic California Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Oceanic California Realty Development Holding Corporation, dated as of November 16, 1990, changed the company’s name to Castle & Cooke Bakersfield Holdings, Inc. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Bakersfield Holdings, Inc., dated as of March 18, 1996, changed the company’s name to Delphinium Corporation.
3.1(ag)†	Certificate of Incorporation of Standard Banana Company, dated as of March 21, 1955. Certificate of Amendment of Certificate of Incorporation of Standard Banana Company, dated as of January 8, 1971, changed the company’s name to Standard Fruit Sales Company. Certificate of Amendment of Certificate of Incorporation of Standard Fruit Sales Company, dated as of June 6, 1973, changed the company’s name to Castle & Cooke Food Sales Company. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Food Sales Company, dated as of September 25, 1984, changed the company’s name to Dole Europe Company. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988.
3.1(ah)†	Certificate of Incorporation of Castle Aviation, Inc., dated as of June 25, 1987. Certificate of Amendment of Certificate of Incorporation of Castle Aviation, Inc., dated as of April 10, 1992, changed the company’s name to Dole Foods Flight Operations, Inc.
3.1(ai)†	Certificate of Incorporation of Cut Flower Exchange, Inc., dated as of February 11, 1988. Certificate of Merger, dated as of July 31, 1991, changed the company’s name Sunburst Farms, Inc. Certificate of Amendment of Certificate of Incorporation of Sunburst Farms, Inc., dated as of June 23, 1999, changed the company’s name to Dole Fresh Flowers, Inc.
3.1(aj)†	Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of November 7, 1927. Certificate of Ownership and Merger in Wenatchee-Beebe Orchard Company, dated as of June 23, 1943. Certificate of Amendment of Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of April 20, 1983, changed the company’s name to Beebe Orchard Company. Certificate of Merger of Wells and Wade Fruit Company and Beebe Orchard Company, dated as of March 23, 2001, changed the company’s name to Dole Northwest, Inc.

Exhibit
Number	Title

3.1(ak)†	Certificate of Incorporation of Dole Sunburst Express, Inc. Certificate of Amendment of Certificate of Incorporation of Dole Sunburst Express, Inc., dated as of July 21, 1996, changed the company’s name to Dole Sunfresh Express, Inc.
3.1(al)†	Certificate of Incorporation of Standard Fruit and Steamship Company, dated as of January 2, 1968.
3.1(am)†	Certificate of Incorporation of Standard Fruit Company, dated as of March 14, 1955. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988.
3.1(an)†	Certificate of Incorporation of Produce America, Inc., dated as of June 24, 1982. Certificate of Amendment of Certificate of Incorporation Before Payment of Capital of Produce America, Inc., dated as of October 29, 1982, changed the company’s name to CCFV, Inc. Certificate of Amendment of Certificate of Incorporation of CCFV, Inc., dated as of September 29, 1983, changed the company’s name to Sun Country Produce, Inc.
3.1(ao)†	Certificate of Incorporation of West Foods, Inc., dated as of March 9, 1973.
3.1(ap)†	Certificate of Incorporation of Cool Advantage, Inc., dated as of December 14, 1998.
3.1(aq)†	Articles of Incorporation of Cool Care Consulting, Inc., dated as of September 16, 1986. Articles of Amendment of Cool Care Consulting, Inc., dated as of April 4, 1996, changed the company’s name to Cool Care, Inc.
3.1(ar)†	Articles of Incorporation of Flowernet, Inc., dated as of September 11, 1987.
3.1(as)†	Articles of Incorporation of Saw Grass Transport, Inc., dated as of June 24, 1999.
3.1(at)†	Articles of Incorporation of Castle & Cooke Development Corporation, dated as of June 8, 1992. Articles of Amendment to Change Corporate Name, dated as of March 1, 1993, changed the company’s name to Castle & Cooke Communities, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Blue Anthurium, Inc.
3.1(au)†	Articles of Incorporation of Dole Acquisition Corporation, dated as of October 13, 1994. Articles of Amendment to Change Corporate Name, dated as of January 10, 1995, changed the company’s name to Castle & Cooke Homes, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Cerulean, Inc.
3.1(av)†	Articles of Incorporation of Castle & Cooke Land Company, Inc., dated as of March 8, 1990. Articles of Amendment to Change Corporate Name, dated as of May 7, 1997, changed the company’s name to Dole Diversified, Inc.
3.1(aw)†	Articles of Association of Kohala Sugar Company, dated as of February 3, 1863. Articles of Amendment to Change Corporate Name, dated as of May 1, 1989, changed the company’s name to Dole Land Company, Inc.
3.1(ax)†	Articles of Incorporation of Dole Packaged Foods Corporation, dated as of April 4, 1990.
3.1(ay)†	Articles of Association of Oceanic Properties, Inc., dated as of May 19, 1961. Articles of Amendment to Change Corporate Name, dated as of October 23, 1990, changed the company’s name to Castle & Cooke Properties, Inc. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to La Petite d’Agen, Inc.
3.1(az)†	Articles of Incorporation of Lanai Holdings, Inc., dated as of May 4, 1990. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of January 22, 1996, changed the company’s name to Malaga Company, Inc.
3.1(ba)†	Articles of Incorporation of M K Development, Inc., dated as of February 26, 1988. Articles of Amendment, dated as of November 26, 1990.
3.1(bb)†	Articles of Incorporation of Mililani Town, Inc., dated as of December 29, 1966. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, December 24, 1990, changed the company’s name to Castle & Cooke Residential, Inc. Articles of Amendment to Change Corporate Name, dated as of October 21, 1993, changed the company’s name to Castle & Cooke Homes Hawaii, Inc. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Muscat, Inc.

Exhibit
Number	Title

3.1(bc)†	Articles of Incorporation of Oahu Transport Company, Limited, dated as of April 15, 1947. Articles of Amendment, dated as of July 24, 1987. Articles of Amendment, dated as of May 1997.
3.1(bd)†	Articles of Incorporation of Wahiawa Water Company, Inc., dated as of June 24, 1975.
3.1(be)†	Articles of Incorporation of Waialua Sugar Company, Inc., dated as of January 12, 1968. Certificate of Amendment, dated as of January 24, 1986.
3.1(bf)†	Certificate of Incorporation of Lanai Company, Inc., dated as of June 15, 1970. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Zante Currant, Inc.
3.1(bg)†	Articles of Incorporation of Diversified Imports Co., dated as of December 1, 1987.
3.1(bh)†	Articles of Incorporation of Dole Assets, Inc., dated as of September 9, 1997.
3.1(bi)†	Articles of Incorporation of Dole Fresh Fruit Company, dated as of September 12, 1985.
3.1(bj)†	Articles of Incorporation of Castle & Cooke Fresh Fruit, Inc., dated as of October 27, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Fruit Company, dated as of May 9, 1997, changed the company’s name to Dole Holdings Inc.
3.1(bk)†	Articles of Incorporation of Dole Logistics Services, Inc., dated as of February 4, 1993.
3.1(bl)†	Articles of Incorporation of Dole Ocean Cargo Express, Inc., dated as of July 8, 1999.
3.1(bm)†	Articles of Incorporation of Dole Ocean Liner Express, Inc., dated as of June 3, 1993.
3.1(bn)†	Articles of Incorporation of Renaissance Capital Corporation, dated as of July 28, 1995.
3.1(bo)†	Certificate of Incorporation of Sun Giant, Inc., dated as of December 8, 1987.
3.1(bp)†	Certificate of Incorporation of Miradero Fishing Company, Inc., dated as of August 9, 1971.
3.1(bq)†	Articles of Incorporation of DNW Services Company, dated as of June 4, 1998.
3.1(br)†	Articles of Incorporation of Pacific Coast Truck Company, dated as of June 27, 1995.
3.1(bs)†	Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of July 28, 1959. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of May 26, 1972. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of August 30, 1973. Amendment to Articles of Incorporation, dated as of June 25, 1976.
3.1(bt)††	Articles of Organization-Conversion of Dole Packaged Foods, LLC, dated as of December 30, 2005.
3.2(a)	By-Laws of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.2 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, File No. 1-4455).
3.2(b)†	Form of By-Laws of the Additional Registrants.
3.2(c)††	Limited Liability Company Agreement of Dole Packaged Foods, LLC, dated as of December 30, 2005.
4.1	Indenture, dated as of July 15, 1993, between Dole and Chase Manhattan Bank and Trust Company (formerly Chemical Trust Company of California) (incorporated by reference to Exhibit 4.6 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).
4.2	First Supplemental Indenture, dated as of April 30, 2002, between Dole and J.P. Morgan Trust Company, National Association, to the Indenture dated as of July 15, 1993, pursuant to which $400 million of Dole’s senior notes due 2009 were issued (incorporated by reference to Exhibit 4.9 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).
4.3	Officers’ Certificate, dated August 3, 1993, pursuant to which $175 million of Dole’s debentures due 2013 were issued (incorporated by reference to Exhibit 4.3 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999, File No. 1-4455).
4.4	Second Supplemental Indenture, dated as of March 28, 2003, between Dole and Wells Fargo Bank, National Association (successor trustee to J.P. Morgan Trust Company), to the Indenture dated as of July 15, 1993 (incorporated by reference to Exhibit 4.10 to Dole’s Current Report on Form 8-K, event date April 4, 2003, File No. 1-4455).

Exhibit
Number	Title

4.5†	Agreement of Removal, Appointment and Acceptance, dated as of March 28, 2003, by and among Dole, J.P. Morgan Trust Company, National Association, successor in interest to Chemical Trust Company of California, as Prior Trustee, and Wells Fargo Bank, National Association.
4.6†	Third Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee.
4.7	Indenture, dated as of March 28, 2003, among Dole, the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee, pursuant to which $475 million of Dole’s 8 7/8% senior notes due 2011 were issued (incorporated by reference to Exhibit 4.10 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, File No. 1-4455).
4.8†	First Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee.
4.9	Form of Global Note and Guarantee for Dole’s new 8 7/8% senior notes due 2011 (included as Exhibit B to Exhibit Number 4.7 hereto).
4.11†	Indenture, dated as of May 29, 2003, among Dole, the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee, pursuant to which $400 million of Dole’s 7 1/4% senior notes due 2010 were issued.
4.12†	First Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee.
4.13	Form of Global Note and Guarantee for Dole’s 7 1/4% senior notes due 2010 (included as Exhibit A to Exhibit Number 4.11 hereto).
4.14	Dole Food Company, Inc. Master Retirement Savings Trust Agreement, dated as of February 1, 1999, between Dole and The Northern Trust Company (incorporated by reference to Exhibit 4.7 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999, File No. 1-4455).
4.15†††	Indenture, dated as of March 18, 2009, among Dole Food Company, Inc., the guarantors signatory thereto and U.S. Bank National Association, as trustee, pursuant to which $349,903,000 of Dole’s 13.875% senior secured notes due 2014 were issued.
4.16†††	Form of Global Note and Guarantee for Dole’s 13.875% senior secured notes due 2014 (included as Exhibits A and D, respectively to Exhibit Number 4.15 hereto).
4.17†††	Registration Rights Agreement, dated as of March 18, 2009, among Dole Food Company, Inc. and the guarantors named therein, as issuers, and Deutsche Bank Securities, Inc., Banc of America Securities LLC, Scotia Capital (USA) Inc., Rabo Securities USA, Inc. and Goldman, Sachs & Co., as initial purchasers.
10.1	Credit Agreement, dated as of March 28, 2003, amended and restated as of April 18, 2005 and further amended and restated as of April 12, 2006, among DHM Holding Company, Inc., a Delaware corporation, Dole Holding Company, LLC, a Delaware limited liability company, Dole Food Company, Inc., a Delaware corporation, Solvest, Ltd., a company organized under the laws of Bermuda, the Lenders from time to time party hereto, Deutsche Bank AG New York Branch, as Deposit Bank, Deutsche Bank AG New York Branch, as Administrative Agent, Banc Of America Securities LLC, as Syndication Agent, The Bank of Nova Scotia, as Documentation Agent and Deutsche Bank Securities Inc., as Lead Arranger and Sole Book Runner (incorporated by reference to Exhibit 10.1 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-4455).
10.2†††	Amendment No. 1, dated as of March 18, 2009, to the Credit Agreement included as Exhibit 10.1 hereto.
10.3	Credit Agreement, dated as of April 12, 2006, among DHM Holding Company, Inc., a Delaware corporation, Dole Holding Company, LLC, a Delaware limited liability company, Dole Food Company, Inc., a Delaware corporation, the Lenders party hereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, Banc of America Securities LLC, as Syndication Agent, Deutsche Bank Securities LLC and Banc of America Securities LLC, as Joint Book Running Managers and Deutsche Bank Securities Inc. as Lead Arranger (incorporated by reference to Exhibit 10.2 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-4455).

Exhibit
Number	Title

10.4†††	Amendment No. 1, dated as of March 18, 2009, to the Credit Agreement included as Exhibit 10.3 hereto.
10.5	Dole’s Supplementary Executive Retirement Plan, effective January 1, 1989, First Restatement (incorporated by reference to Exhibit 10(c) to Dole’s Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-4455). This Plan was amended on March 22, 2001 (the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455).
10.6	Dole’s Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-4455). This Plan was amended on March 22, 2001 (the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455).
10.7	Dole’s 1996 Non-Employee Directors Deferred Stock and Cash Compensation Plan, as amended effective October 9, 1998 (incorporated by reference to Exhibit 10 to Dole’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 10, 1998, File No. 1-4455). This Plan was amended on March 22, 2001 (the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455).
10.8*	Schedule of executive officers having Form 1 Change of Control Agreement.
10.9	Form 1 Change of Control Agreement (incorporated by reference to Exhibit 10.14 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).
12*	Ratio of Earnings to Fixed Charges.
21*	Subsidiaries of Dole Food Company, Inc.
23*	Consent of Deloitte & Touche LLP.
31.1*	Certification by the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification by the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification by the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification by the Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

†	Incorporated by reference to the correspondingly numbered exhibits to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004, File No. 333-106493

††	Incorporated by reference to the correspondingly numbered exhibits to Dole’s Annual Report on Form 10-K, filed with the Commission on March 23, 2007, File No. 1-4455

†††	Incorporated by reference to the correspondingly numbered exhibits to Dole’s Current Report on Form 8-K, filed with the Commission on March 24, 2009, File No. 1-4455

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dole Food Company, Inc.
Registrant

By:	/s/ David A. Delorenzo
David A. DeLorenzo
President and Chief Executive Officer

March 27, 2009

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

/s/ David H. Murdock David H. Murdock	Chairman and Director	March 27, 2009

/s/ David A. DeLorenzo David A. DeLorenzo	President and Chief Executive Officer and Director	March 27, 2009

/s/ C. Michael Carter C. Michael Carter	Executive Vice President, General Counsel and Corporate Secretary and Director	March 27, 2009

/s/ Scott A. Griswold Scott A. Griswold	Executive Vice President, Corporate Development and Director	March 27, 2009

/s/ Roberta Wieman Roberta Wieman	Executive Vice President, Chief of Staff and Director	March 27, 2009

/s/ Joseph S. Tesoriero Joseph S. Tesoriero	Vice President and Chief Financial Officer	March 27, 2009

/s/ Yoon J. Hugh Yoon J. Hugh	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 27, 2009

/s/ Andrew J. Conrad Andrew J. Conrad	Director	March 27, 2009

/s/ Justin Murdock Justin Murdock	Vice President, New Products and Corporate Development and Director	March 27, 2009

/s/ Edward C. Roohan Edward C. Roohan	Director	March 27, 2009

DOLE FOOD COMPANY, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Charged to	Balance at
	Beginning			Other	End of
	of Period	Additions	Deductions(A)	Accounts(B)	Period
	(In thousands)

Year Ended January 3, 2009
Allowance for doubtful accounts
Trade receivables	$47,238	$8,438	$(25,513)	$(1,245)	$28,918
Notes and other current receivables	14,482	2,362	(2,764)	(1,641)	12,439
Long-term notes and other receivables	18,536	3,362	(3,005)	1,295	20,188
Year Ended December 29, 2007
Allowance for doubtful accounts
Trade receivables	$47,806	$18,060	$(18,918)	$290	$47,238
Notes and other current receivables	14,826	3,098	(3,428)	(14)	14,482
Long-term notes and other receivables	17,927	4,011	(7,205)	3,803	18,536
Year Ended December 30, 2006
Allowance for doubtful accounts
Trade receivables	$44,154	$16,259	$(9,857)	$(2,750)	$47,806
Notes and other current receivables	14,431	2,382	(1,936)	(51)	14,826
Long-term notes and other receivables	12,583	2,045	(1,161)	4,460	17,927

Note:

(A)	Includes write-offs of uncollectible amounts

(B)	Includes purchase accounting and transfers among balance sheet accounts

Exhibit Index

Exhibit
Number	Title

3.1(a)	Amended and Restated Certificate of Incorporation of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.1 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, File No. 1-4455).
3.1(b)†	Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of January 12, 1988. Articles of Amendment to the Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke Arizona, Inc. Articles of Amendment to the Articles of Incorporation of Castle & Cooke Arizona, Inc., dated as of December 21, 1995, changed the company’s name to Calazo Corporation.
3.1(c)†	Articles of Incorporation of AG 1970, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1970, Inc., dated as of December 13, 1989.
3.1(d)†	Articles of Incorporation of AG 1971, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1971, Inc., dated as of December 13, 1989.
3.1(e)†	Articles of Incorporation of AG 1972, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1972, Inc., dated as of December 13, 1989.
3.1(f)†	Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of February 10, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of March 18, 1996, changed the company’s name to Alyssum Corporation.
3.1(g)†	Articles of Incorporation of Barclay Hollander Curci, Inc., dated as of February 28, 1969. Certificate of Amendment of Articles of Incorporation, dated as of February 1975, changed the company’s name to Barclay Hollander Corporation. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of November 26, 1980. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of June 11, 1990.
3.1(h)†	Articles of Incorporation of Grandma Mac’s Orchard, dated as of August 27, 1976. Certificate of Amendment of Articles of Incorporation of Grandma Mac’s Orchard, dated as of January 6, 1988, changed the company’s name to Sun Giant, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant, Inc., dated as of March 4, 1988, changed the company’s name to Dole Bakersfield, Inc. Certificate of Amendment of Articles of Incorporation of Dole Bakersfield, Inc., dated as of June 11, 1990. Agreement of Merger of Bud Antle, Inc. and Dole Bakersfield, Inc., dated as of December 18, 2000, changed the company’s name to Bud Antle, Inc.
3.1(i)†	Articles of Incorporation of Lake Anderson Corporation, dated as of June 26, 1964. Certificate of Amendment of Articles of Incorporation, dated as of November 12, 1971. Certificate of Amendment of Articles of Incorporation, dated as of August 28, 1972, changed the company’s name to Oceanic California Inc. Certificate of Amendment of Articles of Incorporation, dated as of July 14, 1977. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of June 17, 1981. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke California, Inc. Certificate of Amendment of Articles of Incorporation of Castle & Cooke California, Inc., dated as of December 21, 1995, changed the company’s name to Calicahomes, Inc.
3.1(j)†	Articles of Incorporation of California Polaris, Inc., dated as of April 6, 1979.
3.1(k)†	Articles of Incorporation of Dole ABPIK, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole ABPIK, Inc., dated as of December 13, 1989.
3.1(l)†	Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of June 8, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of March 18, 1996, changed the company’s name to Dole Arizona Dried Fruit and Nut Company.
3.1(m)†	Articles of Incorporation of CCJM, Inc., dated as of December 11, 1989. Certificate of Amendment of Articles of Incorporation of CCJM, Inc., dated as of September 9, 1991, changed the company’s name to Dole Carrot Company.
3.1(n)†	Articles of Incorporation of Miracle Fruit Company, dated as of September 12, 1979. Certificate of Amendment of Articles of Incorporation of Miracle Fruit Company, dated as of October 1, 1979, changed the company’s name to Blue Goose Growers, Inc. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of June 11, 1990. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of February 15, 1991, changed the company’s name to Dole Citrus.

Exhibit
Number	Title

3.1(o)†	Articles of Incorporation of Dole DF&N, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole DF&N, Inc., dated as of December 13, 1989.
3.1(p)†	General Partnership Agreement of Dole Dried Fruit and Nut Company, a California general partnership, dated as of October 15, 1995.
3.1(q)†	Articles of Incorporation of Canfield Farming Company, dated as of July 17, 1963. Certificate of Amendment of Articles of Incorporation of Canfield Farming Company, dated as of March 15, 1971, changed the company’s name to Tenneco Farming Company. Certificate of Amendment of Articles of Incorporation of Tenneco Farming Company, dated as of January 6, 1988, changed the company’s name to Sun Giant Farming, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant Farming, Inc., dated as of April 25, 1988, changed the company’s name to Dole Farming, Inc. Certificate of Amendment of Articles of Incorporation of Dole Farming, Inc., dated as of June 11, 1990.
3.1(r)†	Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of July 14, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of January 2, 1990, changed the company’s name to Dole Fresh Vegetables, Inc.
3.1(s)†	Restated Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of October 15, 1986. Certificate of Amendment of Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of November 14, 1986. Certificate of Amendment of Articles of Incorporation, dated as of April 20, 1988, changed the company’s name to Dole Nut Company. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of January 28, 1998, changed the company’s name to Dole Orland, Inc.
3.1(t)†	Articles of Incorporation of S & J Ranch, Inc., dated as of December 15, 1952. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of September 27, 2000, changed the company’s name to Dole Visage, Inc.
3.1(u)†	Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of November 25, 1975. Certificate of Amendment of Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of July 25, 1984, changed the company’s name to E.T. Wall Company. Certificate of Amendment of Articles of Incorporation of E.T. Wall Company, dated as of June 11, 1990.
3.1(v)†	Articles of Incorporation of Earlibest Orange Association, Inc., dated as of November 7, 1963. Certificate of Amendment of Articles of Incorporation of Earlibest Orange Association, Inc., dated as of December 13, 1989.
3.1(w)†	Articles of Incorporation of The Citrus Company, dated as of February 1, 1984. Certificate of Amendment of Articles of Incorporation of The Citrus Company, dated as of February 16, 1984, changed the company’s name to Fallbrook Citrus Company, Inc. Certificate of Amendment of Articles of Incorporation, dated as of March 15, 1994. Certificate of Amendment of Articles of Incorporation of Fallbrook Citrus Company, Inc., dated as of June 11, 1990.
3.1(x)†	Articles of Incorporation of Lindero Headquarters Company, Inc., dated as of February 12, 1998.
3.1(y)†	Articles of Incorporation of Lindero Property, Inc., dated as of October 10, 1991.
3.1(z)†	Articles of Incorporation of Oceanview Produce Company, dated as of June 15, 1989. Certificate of Amendment of Articles of Incorporation of Oceanview Produce Company, dated as of August 7, 1989.
3.1(aa)†	Articles of Incorporation of Prairie Vista, Inc., dated as of November 23, 1953.
3.1(ab)†	Articles of Incorporation of Kingsize Packing Co., dated as of February 5, 1990. Certificate of Amendment of Articles of Incorporation of Kingsize Packing Co., dated as of March 30, 1990, changed the company’s name to Royal Packing Co.
3.1(ac)†	Articles of Incorporation of Trojan Transport Co., dated as of August 31, 1955. Certificate of Amendment of Articles of Incorporation of Trojan Transport Co., dated as of July 31, 1956, changed the company’s name to Trojan Transportation and Warehouse Co. Certificate of Amendment of Articles of Incorporation of Trojan Transportation Co., dated as of January 24, 1961, changed the company’s name to Veltman Terminal Co.
3.1(ad)†	Certificate of Incorporation of Bananera Antillana (Columbia), Inc., dated as of November 16, 1977.

Exhibit
Number	Title

3.1(ae)†	Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990. Certificate of Amendment of Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990.
3.1(af)†	Certificate of Incorporation of Tenneco Sudan, Inc., dated as of June 8, 1977. Certificate of Amendment of Certificate of Incorporation of Tenneco Sudan, Inc., dated as of December 10, 1986, changed the company’s name to Tenneco Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Tenneco Realty Development Holding Corporation, dated as of April 21, 1988, changed the company’s name to Oceanic California Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Oceanic California Realty Development Holding Corporation, dated as of November 16, 1990, changed the company’s name to Castle & Cooke Bakersfield Holdings, Inc. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Bakersfield Holdings, Inc., dated as of March 18, 1996, changed the company’s name to Delphinium Corporation.
3.1(ag)†	Certificate of Incorporation of Standard Banana Company, dated as of March 21, 1955. Certificate of Amendment of Certificate of Incorporation of Standard Banana Company, dated as of January 8, 1971, changed the company’s name to Standard Fruit Sales Company. Certificate of Amendment of Certificate of Incorporation of Standard Fruit Sales Company, dated as of June 6, 1973, changed the company’s name to Castle & Cooke Food Sales Company. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Food Sales Company, dated as of September 25, 1984, changed the company’s name to Dole Europe Company. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988.
3.1(ah)†	Certificate of Incorporation of Castle Aviation, Inc., dated as of June 25, 1987. Certificate of Amendment of Certificate of Incorporation of Castle Aviation, Inc., dated as of April 10, 1992, changed the company’s name to Dole Foods Flight Operations, Inc.
3.1(ai)†	Certificate of Incorporation of Cut Flower Exchange, Inc., dated as of February 11, 1988. Certificate of Merger, dated as of July 31, 1991, changed the company’s name Sunburst Farms, Inc. Certificate of Amendment of Certificate of Incorporation of Sunburst Farms, Inc., dated as of June 23, 1999, changed the company’s name to Dole Fresh Flowers, Inc.
3.1(aj)†	Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of November 7, 1927. Certificate of Ownership and Merger in Wenatchee-Beebe Orchard Company, dated as of June 23, 1943. Certificate of Amendment of Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of April 20, 1983, changed the company’s name to Beebe Orchard Company. Certificate of Merger of Wells and Wade Fruit Company and Beebe Orchard Company, dated as of March 23, 2001, changed the company’s name to Dole Northwest, Inc.
3.1(ak)†	Certificate of Incorporation of Dole Sunburst Express, Inc. Certificate of Amendment of Certificate of Incorporation of Dole Sunburst Express, Inc., dated as of July 21, 1996, changed the company’s name to Dole Sunfresh Express, Inc.
3.1(al)†	Certificate of Incorporation of Standard Fruit and Steamship Company, dated as of January 2, 1968.
3.1(am)†	Certificate of Incorporation of Standard Fruit Company, dated as of March 14, 1955. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988.
3.1(an)†	Certificate of Incorporation of Produce America, Inc., dated as of June 24, 1982. Certificate of Amendment of Certificate of Incorporation Before Payment of Capital of Produce America, Inc., dated as of October 29, 1982, changed the company’s name to CCFV, Inc. Certificate of Amendment of Certificate of Incorporation of CCFV, Inc., dated as of September 29, 1983, changed the company’s name to Sun Country Produce, Inc.
3.1(ao)†	Certificate of Incorporation of West Foods, Inc., dated as of March 9, 1973.
3.1(ap)†	Certificate of Incorporation of Cool Advantage, Inc., dated as of December 14, 1998.
3.1(aq)†	Articles of Incorporation of Cool Care Consulting, Inc., dated as of September 16, 1986. Articles of Amendment of Cool Care Consulting, Inc., dated as of April 4, 1996, changed the company’s name to Cool Care, Inc.
3.1(ar)†	Articles of Incorporation of Flowernet, Inc., dated as of September 11, 1987.
3.1(as)†	Articles of Incorporation of Saw Grass Transport, Inc., dated as of June 24, 1999.

Exhibit
Number	Title

3.1(at)†	Articles of Incorporation of Castle & Cooke Development Corporation, dated as of June 8, 1992. Articles of Amendment to Change Corporate Name, dated as of March 1, 1993, changed the company’s name to Castle & Cooke Communities, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Blue Anthurium, Inc.
3.1(au)†	Articles of Incorporation of Dole Acquisition Corporation, dated as of October 13, 1994. Articles of Amendment to Change Corporate Name, dated as of January 10, 1995, changed the company’s name to Castle & Cooke Homes, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Cerulean, Inc.
3.1(av)†	Articles of Incorporation of Castle & Cooke Land Company, Inc., dated as of March 8, 1990. Articles of Amendment to Change Corporate Name, dated as of May 7, 1997, changed the company’s name to Dole Diversified, Inc.
3.1(aw)†	Articles of Association of Kohala Sugar Company, dated as of February 3, 1863. Articles of Amendment to Change Corporate Name, dated as of May 1, 1989, changed the company’s name to Dole Land Company, Inc.
3.1(ax)†	Articles of Incorporation of Dole Packaged Foods Corporation, dated as of April 4, 1990.
3.1(ay)†	Articles of Association of Oceanic Properties, Inc., dated as of May 19, 1961. Articles of Amendment to Change Corporate Name, dated as of October 23, 1990, changed the company’s name to Castle & Cooke Properties, Inc. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to La Petite d’Agen, Inc.
3.1(az)†	Articles of Incorporation of Lanai Holdings, Inc., dated as of May 4, 1990. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of January 22, 1996, changed the company’s name to Malaga Company, Inc.
3.1(ba)†	Articles of Incorporation of M K Development, Inc., dated as of February 26, 1988. Articles of Amendment, dated as of November 26, 1990.
3.1(bb)†	Articles of Incorporation of Mililani Town, Inc., dated as of December 29, 1966. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, December 24, 1990, changed the company’s name to Castle & Cooke Residential, Inc. Articles of Amendment to Change Corporate Name, dated as of October 21, 1993, changed the company’s name to Castle & Cooke Homes Hawaii, Inc. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Muscat, Inc.
3.1(bc)†	Articles of Incorporation of Oahu Transport Company, Limited, dated as of April 15, 1947. Articles of Amendment, dated as of July 24, 1987. Articles of Amendment, dated as of May 1997.
3.1(bd)†	Articles of Incorporation of Wahiawa Water Company, Inc., dated as of June 24, 1975.
3.1(be)†	Articles of Incorporation of Waialua Sugar Company, Inc., dated as of January 12, 1968. Certificate of Amendment, dated as of January 24, 1986.
3.1(bf)†	Certificate of Incorporation of Lanai Company, Inc., dated as of June 15, 1970. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Zante Currant, Inc.
3.1(bg)†	Articles of Incorporation of Diversified Imports Co., dated as of December 1, 1987.
3.1(bh)†	Articles of Incorporation of Dole Assets, Inc., dated as of September 9, 1997.
3.1(bi)†	Articles of Incorporation of Dole Fresh Fruit Company, dated as of September 12, 1985.
3.1(bj)†	Articles of Incorporation of Castle & Cooke Fresh Fruit, Inc., dated as of October 27, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Fruit Company, dated as of May 9, 1997, changed the company’s name to Dole Holdings Inc.
3.1(bk)†	Articles of Incorporation of Dole Logistics Services, Inc., dated as of February 4, 1993.
3.1(bl)†	Articles of Incorporation of Dole Ocean Cargo Express, Inc., dated as of July 8, 1999.
3.1(bm)†	Articles of Incorporation of Dole Ocean Liner Express, Inc., dated as of June 3, 1993.
3.1(bn)†	Articles of Incorporation of Renaissance Capital Corporation, dated as of July 28, 1995.
3.1(bo)†	Certificate of Incorporation of Sun Giant, Inc., dated as of December 8, 1987.
3.1(bp)†	Certificate of Incorporation of Miradero Fishing Company, Inc., dated as of August 9, 1971.
3.1(bq)†	Articles of Incorporation of DNW Services Company, dated as of June 4, 1998.

Exhibit
Number	Title

3.1(br)†	Articles of Incorporation of Pacific Coast Truck Company, dated as of June 27, 1995.
3.1(bs)†	Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of July 28, 1959. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of May 26, 1972. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of August 30, 1973. Amendment to Articles of Incorporation, dated as of June 25, 1976.
3.1(bt)††	Articles of Organization-Conversion of Dole Packaged Foods, LLC, dated as of December 30, 2005
3.2(a)	By-Laws of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.2 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, File No. 1-4455).
3.2(b)†	Form of By-Laws of the Additional Registrants.
3.2(c)††	Limited Liability Agreement of Dole Packaged Foods, LLC, dated as of December 30, 2005
4.1	Indenture, dated as of July 15, 1993, between Dole and Chase Manhattan Bank and Trust Company (formerly Chemical Trust Company of California) (incorporated by reference to Exhibit 4.6 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).
4.2	First Supplemental Indenture, dated as of April 30, 2002, between Dole and J.P. Morgan Trust Company, National Association, to the Indenture dated as of July 15, 1993, pursuant to which $400 million of Dole’s senior notes due 2009 were issued (incorporated by reference to Exhibit 4.9 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).
4.3	Officers’ Certificate, dated August 3, 1993, pursuant to which $175 million of Dole’s debentures due 2013 were issued (incorporated by reference to Exhibit 4.3 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999, File No. 1-4455).
4.4	Second Supplemental Indenture, dated as of March 28, 2003, between Dole and Wells Fargo Bank, National Association (successor trustee to J.P. Morgan Trust Company), to the Indenture dated as of July 15, 1993 (incorporated by reference to Exhibit 4.10 to Dole’s Current Report on Form 8-K, event date April 4, 2003, File No. 1-4455).
4.5†	Agreement of Removal, Appointment and Acceptance, dated as of March 28, 2003, by and among Dole, J.P. Morgan Trust Company, National Association, successor in interest to Chemical Trust Company of California, as Prior Trustee, and Wells Fargo Bank, National Association.
4.6†	Third Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee.
4.7	Indenture, dated as of March 28, 2003, among Dole, the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee, pursuant to which $475 million of Dole’s 8 7/8% senior notes due 2011 were issued (incorporated by reference to Exhibit 4.10 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2003, File No. 1-4455).
4.8†	First Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee.
4.9	Form of Global Note and Guarantee for Dole’s new 8 7/8% senior notes due 2011 (included as Exhibit B to Exhibit Number 4.7 hereto).
4.11†	Indenture, dated as of May 29, 2003, among Dole, the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee, pursuant to which $400 million of Dole’s 7 1/4% senior notes due 2010 were issued.
4.12†	First Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee.
4.13	Form of Global Note and Guarantee for Dole’s 7 1/4% senior notes due 2010 (included as Exhibit A to Exhibit Number 4.11 hereto).
4.14	Dole Food Company, Inc. Master Retirement Savings Trust Agreement, dated as of February 1, 1999, between Dole and The Northern Trust Company (incorporated by reference to Exhibit 4.7 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999, File No. 1-4455).

Exhibit
Number	Title

4.15†††	Indenture, dated as of March 18, 2009, among Dole Food Company, Inc., the guarantors signatory thereto and U.S. Bank National Association, as trustee, pursuant to which $349,903,000 of Dole’s 13.875% senior secured notes due 2014 were issued.
4.16†††	Form of Global Note and Guarantee for Dole’s 13.875% senior secured notes due 2014 (included as Exhibits A and D, respectively to Exhibit Number 4.15 hereto).
4.17†††	Registration Rights Agreement, dated as of March 18, 2009, among Dole Food Company, Inc. and the guarantors named therein, as issuers, and Deutsche Bank Securities, Inc., Banc of America Securities LLC, Scotia Capital (USA) Inc., Rabo Securities USA, Inc. and Goldman, Sachs & Co., as initial purchasers
10.1	Credit Agreement, dated as of March 28, 2003, amended and restated as of April 18, 2005 and further amended and restated as of April 12, 2006, among DHM Holding Company, Inc., a Delaware corporation, Dole Holding Company, LLC, a Delaware limited liability company, Dole Food Company, Inc., a Delaware corporation, Solvest, Ltd., a company organized under the laws of Bermuda, the Lenders from time to time party hereto, Deutsche Bank AG New York Branch, as Deposit Bank, Deutsche Bank AG New York Branch, as Administrative Agent, Banc Of America Securities LLC, as Syndication Agent, The Bank of Nova Scotia, as Documentation Agent and Deutsche Bank Securities Inc., as Lead Arranger and Sole Book Runner (incorporated by reference to Exhibit 10.1 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-4455).
10.2†††	Amendment No. 1, dated as of March 18, 2009, to the Credit Agreement included as Exhibit 10.1 hereto.
10.3	Credit Agreement, dated as of April 12, 2006, among DHM Holding Company, Inc., a Delaware corporation, Dole Holding Company, LLC, a Delaware limited liability company, Dole Food Company, Inc., a Delaware corporation, the Lenders party hereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, Banc of America Securities LLC, as Syndication Agent, Deutsche Bank Securities LLC and Banc of America Securities LLC, as Joint Book Running Managers and Deutsche Bank Securities Inc. as Lead Arranger (incorporated by reference to Exhibit 10.2 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-4455).
10.4†††	Amendment No. 1, dated as of March 18, 2009, to the Credit Agreement included as Exhibit 10.3 hereto.
10.5	Dole’s Supplementary Executive Retirement Plan, effective January 1, 1989, First Restatement (incorporated by reference to Exhibit 10(c) to Dole’s Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-4455). This Plan was amended on March 22, 2001 (the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455).
10.6	Dole’s Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-4455). This Plan was amended on March 22, 2001 (the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455).
10.7	Dole’s 1996 Non-Employee Directors Deferred Stock and Cash Compensation Plan, as amended effective October 9, 1998 (incorporated by reference to Exhibit 10 to Dole’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 10, 1998, File No. 1-4455). This Plan was amended on March 22, 2001 (the March 22, 2001 amendments are incorporated by reference to Exhibit 10.10 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4455).
10.8*	Schedule of executive officers having Form 1 Change of Control Agreement.
10.9	Form 1 Change of Control Agreement (incorporated by reference to Exhibit 10.14 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2002, File No. 1-4455).
12*	Ratio of Earnings to Fixed Charges.
21*	Subsidiaries of Dole Food Company, Inc.
23*	Consent of Deloitte & Touche LLP.
31.1*	Certification by the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit
Number	Title

31.2*	Certification by the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification by the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification by the Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

†	Incorporated by reference to the correspondingly numbered exhibits to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004, File No. 333-106493

††	Incorporated by reference to the correspondingly numbered exhibits to Dole’s Annual Report on Form 10-K, Filed with the Commission on March 23, 2007, File No. 1-4455.

†††	Incorporated by reference to the correspondingly numbered exhibits to Dole’s Current Report on Form 8-K, filed with the Commission on March 24, 2009, File No. 1-4455

*	Filed herewith

**	Furnished herewith