Form 10-Q
period 2009-03-28
DOLE FOOD CO INC
filed 2009-05-08
CIK 18169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2009
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
(818) 879-6600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 8, 2009

Common Stock, $0.001 Par Value	1,000

DOLE FOOD COMPANY, INC.

PART I.
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended
	March 28,	March 22,
	2009	2008
	(In thousands)

Revenues, net	$1,596,590	$1,728,345
Cost of products sold	(1,392,719)	(1,558,685)

Gross margin	203,871	169,660
Selling, marketing and general and administrative expenses	(97,406)	(118,104)
Gain on asset sales (Note 12)	16,634	1,804

Operating income	123,099	53,360
Other income (expense), net (Note 3)	21,952	(28,711)
Interest income	1,636	1,769
Interest expense	(37,546)	(43,497)

Income (loss) from continuing operations before income taxes and equity earnings	109,141	(17,079)
Income taxes	(8,048)	(9,377)
Equity in earnings of unconsolidated subsidiaries	1,194	1,003

Income (loss) from continuing operations	102,287	(25,453)
Income (loss) from discontinued operations, net of income taxes	122	(2,821)
Gain on disposal of discontinued operations, net of income taxes	1,308	—

Net income (loss)	103,717	(28,274)
Less: Net income attributable to noncontrolling interests	(897)	(671)

Net income (loss) attributable to Dole Food Company, Inc.	$102,820	$(28,945)

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 28,	January 3,
	2009	2009
	(In thousands, except share data)

ASSETS
Cash and cash equivalents	$65,945	$90,829
Receivables, net of allowances of $45,508 and $41,357, respectively	852,003	807,235
Inventories	783,988	796,407
Prepaid expenses	71,567	69,347
Deferred income tax assets	21,815	21,273
Assets held-for-sale	93,008	202,876

Total current assets	1,888,326	1,987,967
Investments	71,775	73,085
Property, plant and equipment, net of accumulated depreciation of $1,055,815 and $1,027,345, respectively	1,031,370	1,050,331
Goodwill	406,540	406,540
Intangible assets, net	707,599	708,458
Other assets, net	173,772	138,238

Total assets	$4,279,382	$4,364,619

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$495,450	$510,773
Liabilities held-for-sale	—	50,465
Accrued liabilities	464,508	490,145
Current portion of long-term debt	8,188	356,748
Notes payable	48,811	48,789

Total current liabilities	1,016,957	1,456,920
Long-term debt	2,056,924	1,798,556
Deferred income tax liabilities	256,049	254,205
Other long-term liabilities	424,613	421,779
Contingencies (Note 11)
Shareholders’ equity
Common stock — $0.001 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	409,681	409,681
Retained earnings	138,942	36,122
Accumulated other comprehensive loss	(54,744)	(42,903)

Equity attributable to Dole Food Company, Inc.	493,879	402,900
Equity attributable to noncontrolling interests	30,960	30,259

Total shareholders’ equity	524,839	433,159

Total liabilities and shareholders’ equity	$4,279,382	$4,364,619

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended
	March 28,	March 22,
	2009	2008
	(In thousands)

Operating Activities
Net income (loss)	$103,717	$(28,274)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26,929	33,707
Net unrealized (gains) losses on financial instruments	(37,035)	40,747
Asset write-offs and net (gain) loss on sale of assets	(20,003)	(1,388)
Equity in earnings of unconsolidated subsidiaries	(1,194)	(1,003)
Amortization of debt issuance costs	926	1,016
Write-off of debt issuance costs	5,222	—
Provision for deferred income taxes	2,361	(5,126)
Pension and other postretirement benefit plan expense	3,111	4,632
Other	40	(113)
Changes in operating assets and liabilities:
Receivables	(33,626)	(120,672)
Inventories	8,581	(15,318)
Prepaid expenses and other assets	(17,084)	(5,103)
Income taxes	821	6,086
Accounts payable	287	10,618
Accrued liabilities	(5,810)	20,766
Other long-term liabilities	1,720	(3,336)

Cash flow provided by (used in) operating activities	38,963	(62,761)
Investing Activities
Proceeds from sales of assets and businesses, net of cash disposed	56,437	16,022
Capital additions	(11,342)	(19,775)
Repurchase of common stock in going-private merger transaction	(8)	(96)

Cash flow provided by (used in) investing activities	45,087	(3,849)
Financing Activities
Short-term debt borrowings, net of repayments	84	10,023
Long-term debt borrowings, net of debt issuance costs	577,957	316,649
Long-term debt repayments	(685,216)	(262,960)
Dividends paid to noncontrolling interests	(180)	(180)

Cash flow provided by (used in) financing activities	(107,355)	63,532

Effect of foreign currency exchange rate changes on cash	(1,579)	902

Decrease in cash and cash equivalents	(24,884)	(2,176)
Cash and cash equivalents at beginning of period	90,829	97,061

Cash and cash equivalents at end of period	$65,945	$94,885

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued
(Unaudited)

Supplemental cash flow information

At March 28, 2009 and January 3, 2009, accounts payable included approximately $0.9 million and $6.7 million, respectively, for capital expenditures. Of the $6.7 million of capital expenditures included in accounts payable at January 3, 2009, approximately $4.3 million had been paid during the quarter ended March 28, 2009.

Included in changes in operating assets and liabilities for prepaid expenses and other assets is a $10 million provisional payment made to the European Commission (“EC”) during January 2009 related to the EC’s Antitrust Decision. Refer to Note 11 — Contingencies for further information.

In addition to proceeds from asset sales of $56.4 million, $25.9 million of long-term debt was assumed by the buyer of the fresh-cut flowers subsidiaries, therefore providing a total benefit to the Company of $82.3 million from asset sales. During the fourth quarter of 2008, the fresh-cut flowers subsidiaries borrowed $25.9 million and the Company’s cash balance at January 3, 2009 reflected the cash proceeds from this transaction. The debt ceased to be an obligation of the Company upon the closing of the first phase of the Flowers transaction during the first quarter of 2009.

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated Other
				Comprehensive Income (Loss)
				Pension &			Equity
		Additional	Retained	Other	Cumulative	Unrealized	Attributable	Total
	Common	Paid-In	Earnings	Postretirement	Translation	Gains (Losses)	to Noncontrolling	Shareholders’	Comprehensive
	Stock	Capital	(Deficit)	Benefits	Adjustment	on Hedges	Interests	Equity	Income (Loss)
	(In thousands)

Balance at December 29, 2007	$—	$409,907	$(84,883)	$(26,752)	$42,261	$(15,525)	$29,878	$354,886
Net income (loss)	—	—	(28,945)	—	—	—	671	(28,274)	$(28,274)
Noncontrolling interests in discontinued operations	—	—	—	—	—	—	40	40	40
Dividends paid	—	—	—	—	—	—	(180)	(180)	—
Unrealized foreign currency translation and hedging gains (losses)	—	—	—	—	12,459	(11,014)	7	1,452	1,452
Reclassification of realized gain to net loss	—	—	—	—	—	(163)	—	(163)	(163)

Balance at March 22, 2008	$—	$409,907	$(113,828)	$(26,752)	$54,720	$(26,702)	$30,416	$327,761	$(26,945)

Balance at January 3, 2009	$—	$409,681	$36,122	$(40,960)	$27,187	$(29,130)	$30,259	$433,159
Net income	—	—	102,820	—	—	—	897	103,717	$103,717
Dividends paid	—	—	—	—	—	—	(180)	(180)	—
Unrealized foreign currency translation and hedging gains (losses)	—	—	—	—	(12,750)	421	(16)	(12,345)	(12,345)
Reclassification of realized loss to net income	—	—	—	—	—	546	—	546	546
Change in employee benefit plans, net of income taxes	—	—	—	(58)	—	—	—	(58)	(58)

Balance at March 28, 2009	$—	$409,681	$138,942	$(41,018)	$14,437	$(28,163)	$30,960	$524,839	$91,860

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 —	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) include all adjustments necessary, which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows. The Company operates under a 52/53-week year. The quarters ended March 28, 2009 and March 22, 2008 are twelve weeks in duration. For a summary of significant accounting policies and additional information relating to the Company’s financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended January 3, 2009.

Interim results are subject to seasonal variations and are not necessarily indicative of the results of operations for a full year. The Company’s operations are sensitive to a number of factors including weather-related phenomena and their effects on industry volumes, prices, product quality and costs. Operations are also sensitive to fluctuations in foreign currency exchange rates in both sourcing and selling locations as well as economic crises and security risks.

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

Certain amounts in the prior year financial statements and related footnotes have been reclassified to conform to the 2009 presentation. The Company adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”) during the first quarter of 2009 (see Note 2 for further information). In addition, the Company reclassified the operating results of its fresh-cut flowers operating segment and its North American citrus and pistachio operations to discontinued operations (see Note 4 — Discontinued Operations).

NOTE 2 —	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

During March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“FAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted FAS 161 at the beginning of its first fiscal quarter of 2009. The adoption of FAS 161 had no impact on the Company’s condensed consolidated financial statements.

During December 2007, the FASB issued FAS 160. FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted the provisions of FAS 160 as of the beginning of fiscal year 2009. FAS 160 is to be applied prospectively as of the beginning of 2009 except for the presentation and disclosure requirements which are to be applied retrospectively. The condensed consolidated financial statements now conform to the presentation required under FAS 160. Other than the change in presentation of noncontrolling interests, the adoption of FAS 160 had no impact on the Company’s condensed consolidated financial statements.

During December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. It establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and also requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FAS 141R also requires acquisition-related costs to be expensed in the period in which the costs are incurred rather than including such costs as part of the acquisition price. Changes in acquired tax

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

contingencies, including those existing at the date of adoption, will be recognized in earnings, rather than goodwill, if outside the maximum allocation period (generally one year). FAS 141R will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009. As the provisions of FAS 141R are to be applied prospectively, the impact to the Company cannot be determined until a transaction occurs.

NOTE 3 —	OTHER INCOME (EXPENSE), NET

Included in other income (expense), net in the Company’s condensed consolidated statements of operations for the quarters ended March 28, 2009 and March 22, 2008 are the following items:

	March 28,	March 22,
	2009	2008
	(In thousands)

Unrealized gain (loss) on the cross currency swap	$17,716	$(32,354)
Realized gain on the cross currency swap	2,320	2,923
Gain on foreign denominated borrowings	7,132	491
Write-off of debt issuance costs	(5,222)	—
Other	6	229

Other income (expense), net	$21,952	$(28,711)

Refer to Note 13 — Derivative Financial Instruments for further discussion regarding the Company’s cross currency swap.

NOTE 4 —	DISCONTINUED OPERATIONS

During the second quarter of 2008, the Company approved and committed to a formal plan to divest its fresh-cut flowers operations (“Flowers transaction”). The first phase of the Flowers transaction was completed during the first quarter of 2009 (refer to Note 12 — Assets Held-For-Sale). In addition, during the fourth quarter of 2007, the Company approved and committed to a formal plan to divest its citrus and pistachio operations (“Citrus”) located in central California. The operating results of Citrus were included in the fresh fruit operating segment. The sale of Citrus was completed during the third quarter of 2008. In evaluating the two businesses, the Company concluded that they each met the definition of a discontinued operation as defined in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). Accordingly, the results of operations of these businesses have been reclassified for all periods presented.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The operating results of fresh-cut flowers and Citrus for the quarters ended March 28, 2009 and March 22, 2008 are reported in the following table:

	Quarter Ended	Quarter Ended
	March 28, 2009	March 22, 2008
	Fresh-Cut	Fresh-Cut
	Flowers	Flowers	Citrus	Total
	(In thousands)

Revenues	$2,780	$33,816	$1,872	$35,688

Income (loss) before income taxes	$159	$(3,141)	$43	$(3,098)
Income taxes	(37)	295	(18)	277

Income (loss) from discontinued operations, net of income taxes	$122	$(2,846)	$25	$(2,821)

Gain on disposal of discontinued operations, net of income taxes	$1,308	$—	$—	$—

For all periods presented, noncontrolling interests were not material.

NOTE 5 —	INCOME TAXES

The Company recorded $8 million of income tax expense on $109.1 million of pretax income from continuing operations for the quarter ended March 28, 2009. Income tax expense included interest expense of $0.6 million (net of associated income tax benefits of approximately $0.2 million) related to the Company’s unrecognized tax benefits. The income tax expense for the quarter ended March 22, 2008 was $9.4 million, including interest expense of $2.8 million (net of associated income tax benefits of approximately $1.3 million) related to the Company’s unrecognized tax benefits. The Company’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions.

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

In applying APB 28 and FIN 18 to the income tax provision computation for the period ended March 28, 2009, the Company excluded, from its calculation of the estimated annual effective tax rate, income or loss earned in certain foreign jurisdictions having tax rates that vary significantly from those associated with the Company’s earnings from operations in the rest of the jurisdictions in which it operates. Due to the volatility in the mix of earnings, the Company believes this approach is more representative of what is expected for the full year.

For the periods presented, the Company’s income tax provision differs from the U.S. federal statutory rate applied to the Company’s pretax income primarily due to operations in foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate offset by the accrual for uncertain tax positions.

The Company recognizes accrued interest and penalties related to its unrecognized tax benefits as a component of income taxes in the condensed consolidated statements of operations. Accrued interest and penalties before tax benefits were $26.6 million and $26.9 million at March 28, 2009 and January 3, 2009, respectively, and are included as a component of other long-term liabilities in the condensed consolidated balance sheet. The decrease is primarily attributable to the reduction in liabilities for unrecognized tax benefits due to the expiration of the statute of limitations associated with a non-U.S. liability.

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

NOTE 6 —	INVENTORIES

The major classes of inventories were as follows:

	March 28,	January 3,
	2009	2009
	(In thousands)

Finished products	$360,266	$344,643
Raw materials and work in progress	163,829	168,670
Crop-growing costs	196,554	210,263
Operating supplies and other	63,339	72,831

	$783,988	$796,407

NOTE 7 —	GOODWILL AND INTANGIBLE ASSETS

Goodwill has been allocated to the Company’s reporting segments as follows:

		Fresh	Packaged
	Fresh Fruit	Vegetables	Foods	Total
		(In thousands)

Balance as of January 3, 2009 and March 28, 2009	$274,723	$71,206	$60,611	$406,540

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Details of the Company’s intangible assets were as follows:

	March 28,	January 3,
	2009	2009
	(In thousands)

Amortized intangible assets:
Customer relationships	$38,501	$38,501
Other amortized intangible assets	1,997	2,042

	40,498	40,543
Accumulated amortization — customer relationships	(21,096)	(20,248)
Other accumulated amortization	(1,418)	(1,452)

Accumulated amortization — intangible assets	(22,514)	(21,700)

Amortized intangible assets, net	17,984	18,843
Indefinite-lived intangible assets:
Trademark and trade names	689,615	689,615

Total identifiable intangible assets, net	$707,599	$708,458

Amortization expense of intangible assets totaled $0.9 million and $1 million for the quarters ended March 28, 2009 and March 22, 2008, respectively.

As of March 28, 2009, the estimated remaining amortization expense associated with the Company’s intangible assets for the remainder of 2009 and in each of the next four fiscal years is as follows (in thousands):

Fiscal Year	Amount

2009	$2,828
2010	$3,677
2011	$3,677
2012	$3,677
2013	$1,498

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 8 —	NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following amounts:

	March 28,	January 3,
	2009	2009
	(In thousands)

Unsecured debt:
8.625% notes due 2009	$—	$345,000
7.25% notes due 2010	400,000	400,000
8.875% notes due 2011	200,000	200,000
8.75% debentures due 2013	155,000	155,000
Secured debt:
13.875% notes due 2014	349,903	—
Revolving credit facility	81,600	150,500
Term loan facilities	835,444	835,444
Contracts and notes, at a weighted-average interest rate of 6% in 2009 (6.1% in 2008) through 2014	9,027	9,221
Capital lease obligations	59,252	60,448
Notes payable	48,811	48,789
Unamortized debt discount	(25,114)	(309)

	2,113,923	2,204,093
Current maturities	(56,999)	(405,537)

	$2,056,924	$1,798,556

2009 Debt Refinancing

On February 13, 2009, the Company commenced a tender offer to purchase for cash any and all of the outstanding 8.625% notes due May 2009 (“2009 Notes”) for a purchase price equal to $980 per $1,000 of 2009 Notes validly tendered, with an additional payment of $20 per $1,000 of 2009 Notes tendered early in the process. In connection with the tender offer, the Company sought consents to certain amendments to the indenture governing the 2009 Notes to eliminate substantially all of the restrictive covenants and certain events of default contained therein. On March 4, 2009, the Company announced that it had received the required consents necessary to amend the indenture with respect to the 2009 Notes and, accordingly, executed the supplemental indenture effecting such amendments, which became operative on March 18, 2009, when the Company accepted and paid for the tendered 2009 Notes. The tender offer expired on March 17, 2009.

On March 18, 2009, the Company completed the sale and issuance of $350 million aggregate principal amount of 13.875% Senior Secured Notes due March 2014 (“2014 Notes”) at a discount of $25 million. The 2014 Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (“Securities Act”) and to persons outside the United States in compliance with Regulation S under the Securities Act. The sale was exempt from the registration requirements of the Securities Act. Interest on the 2014 Notes will be paid semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2009. The 2014 Notes have the benefit of a lien on certain U.S. assets of the Company that is junior to the liens of the Company’s senior secured credit facilities (revolving credit and term loan facilities), and are senior obligations of the Company ranking equally with the Company’s existing senior debt. The Company used the net proceeds from this offering, together with cash on hand and/or borrowings under the revolving credit facility, to purchase all of the

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

tendered 2009 Notes and to irrevocably deposit with the trustee of the 2009 Notes funds that were used to repay the remaining outstanding 2009 Notes at maturity on May 1, 2009.

In connection with these refinancing transactions, the Company amended its senior secured credit facilities, which amendments, among other things, permitted the issuance of new secured debt securities, increased the interest rate on the term and revolving credit facilities and added a leverage maintenance covenant.

The Company may purchase some of its $400 million 7.25% notes due June 2010 during the next twelve months.

Debt Issuance Costs

In connection with the issuance of the 2014 Notes and the amendment of the Company’s senior secured credit facilities, the Company incurred debt issuance costs of $17.8 million. Debt issuance costs are capitalized and amortized into interest expense over the term of the underlying debt.

The Company wrote off $5.2 million of deferred debt issuance costs during the quarter ended March 28, 2009 resulting from the amendment of its senior secured credit facilities. This amendment was accounted for as an extinguishment of debt in accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. This write-off was recorded to other income (expense), net in the condensed consolidated statement of operations for the quarter ended March 28, 2009.

The Company amortized deferred debt issuance costs of $0.9 million and $1 million during the quarters ended March 28, 2009 and March 22, 2008, respectively.

Term Loans and Revolving Credit Facility

As of March 28, 2009, the term loan facilities consisted of $176.8 million of Term Loan B and $658.6 million of Term Loan C. The term loan facilities bear interest, at the Company’s option, at a rate per annum equal to either (i) a base rate plus 3.5% to 4%; or (ii) LIBOR (subject to a minimum of 3%) plus 4.5% to 5%, in each case, based upon the Company’s senior secured leverage ratio. The weighted average variable interest rate at March 28, 2009 for Term Loan B and Term Loan C was 8.2%. The term loan facilities require quarterly principal payments, plus a balloon payment due in 2013. The Company has an interest rate swap to hedge future changes in interest rates and a cross currency swap to effectively lower the U.S. dollar fixed interest rate to a Japanese yen fixed interest rate on Term Loan C. Refer to Note 13 — Derivative Financial Instruments for additional information related to these instruments.

As of March 28, 2009, the asset based revolving credit facility (“ABL revolver”) borrowing base was $319.8 million and the amount outstanding under the ABL revolver was $81.6 million. The ABL revolver bears interest, at the Company’s option, at a rate per annum equal to either (i) a base rate plus 2% to 2.5%, or (ii) LIBOR plus 3% to 3.5%, in each case, based upon the Company’s senior secured leverage ratio. At March 28, 2009, the weighted average variable interest rate for the ABL revolver was 4.3%. The ABL revolver matures in April 2011. After taking into account approximately $5.3 million of outstanding letters of credit issued under the ABL revolver, the Company had approximately $232.9 million available for borrowings as of March 28, 2009. In addition, the Company had approximately $68.6 million of letters of credit and bank guarantees outstanding under its pre-funded letter of credit facility as of March 28, 2009.

Covenants

Provisions under the indentures to the Company’s senior notes and debentures require the Company to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. The

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

ABL revolver contains a “springing covenant,” but that covenant has never been effective and would only become effective if the availability under the ABL revolver were to fall below $35 million for any eight consecutive business days, which it has never done during the life of such facility. At March 28, 2009, the Company had $232.9 million of availability under the ABL revolver.

In addition, as a result of the March 2009 amendment to the Company’s senior secured term facilities, the Company is now subject to a first priority senior secured leverage ratio that must be at or below 3.25 to 1.00 as of the last day of the fiscal quarters ending March 28, 2009 through October 10, 2009 and steps down to 3.00 to 1.00 as of the last day of the fiscal quarter ending January 2, 2010. At March, 28, 2009, the first priority senior secured leverage ratio was less than 2.50 to 1.00.

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

The Company’s parent, DHM Holding Company, Inc. (“HoldCo”), entered into an amended and restated loan agreement for $135 million on March 17, 2008 in connection with its investment in Westlake Wellbeing Properties, LLC. The obligations under such loan agreement mature on March 3, 2010. In addition, a $20 million principal payment on the loan is due on June 17, 2009. Failure to make this payment when due would give lenders under this loan agreement the right to accelerate that debt. Because HoldCo is a party to Dole’s senior secured credit facilities, any failure of Holdco to pay the $20 million principal payment by June 17, 2009 or any other default under the Holdco agreement would result in a default under the Company’s senior secured credit facilities under the existing cross-default and cross-acceleration provisions set forth in those senior secured credit facilities. If such a default were to occur, the Company’s senior secured credit facilities could be declared due at the request of the lenders holding a majority of the senior secured debt under the applicable agreement and unless the default were waived the Company would no longer have the ability to request advances or letters of credit under its revolving credit facility. The acceleration of the indebtedness under the senior secured credit facilities would, if not cured within 30 days, also allow the holders of 25% or more in principal amount of any series of the Company’s notes or debentures to accelerate the maturity of such series. Although HoldCo has assured the Company that it expects to have sufficient funds available from its shareholders to timely make the $20 million principal payment by June 17, 2009, there can be no assurance that such will occur.

Dividends

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

The components of net periodic benefit cost for the Company’s U.S. and international pension plans and other postretirement benefit (“OPRB”) plans were as follows:

			International
	U.S. Pension Plans		Pension Plans		OPRB Plans
	Quarter Ended		Quarter Ended		Quarter Ended
	March 28,	March 22,	March 28,	March 22,	March 28,	March 22,
	2009	2008	2009	2008	2009	2008
	(In thousands)

Components of net periodic benefit cost:
Service cost	$38	$34	$1,359	$1,454	$52	$66
Interest cost	4,003	4,288	1,676	2,379	615	905
Expected return on plan assets	(3,898)	(4,186)	(98)	(587)	—	—
Amortization of:
Unrecognized net loss (gain)	54	341	138	117	(119)	(2)
Unrecognized prior service cost (benefit)	—	—	77	20	(797)	(211)
Unrecognized net transition obligation	—	—	11	14	—	—

	$197	$477	$3,163	$3,397	$(249)	$758

NOTE 10 —	SEGMENT INFORMATION

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Revenues from external customers and EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended
	March 28,	March 22,
	2009	2008
	(In thousands)

Revenues from external customers
Fresh fruit	$1,121,982	$1,228,528
Fresh vegetables	233,442	231,029
Packaged foods	240,850	268,505
Corporate	316	283

	$1,596,590	$1,728,345

	Quarter Ended
	March 28,	March 22,
	2009	2008
	(In thousands)

EBIT
Fresh fruit	$98,822	$52,886
Fresh vegetables	16,473	(3,470)
Packaged foods	21,890	24,185

Total operating segments	137,185	73,601
Corporate:
Unrealized gain (loss) on cross currency swap	17,716	(32,354)
Operating and other expenses	(7,020)	(13,826)

Corporate	10,696	(46,180)
Interest expense	(37,546)	(43,497)
Income taxes	(8,048)	(9,377)

Income (loss) from continuing operations	$102,287	$(25,453)

The Company’s equity earnings in unconsolidated subsidiaries, which have been included in EBIT in the table above, relate primarily to the fresh fruit operating segment.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Total assets for the three reportable operating segments, corporate and fresh-cut flowers were as follows:

	March 28,	January 3,
	2009	2009
	(In thousands)

Total assets:
Fresh fruit	$2,336,728	$2,322,899
Fresh vegetables	428,480	460,221
Packaged foods	658,268	686,801

Total operating segments	3,423,476	3,469,921
Corporate	843,267	832,709
Fresh-cut flowers — discontinued operation	12,639	61,989

	$4,279,382	$4,364,619

NOTE 11 —	CONTINGENCIES

The Company is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to the Company’s operations. At March 28, 2009, guarantees of $1.9 million consisted primarily of amounts advanced under third-party bank agreements to independent growers that supply the Company with product. The Company has not historically experienced any significant losses associated with these guarantees.

The Company issues letters of credit and bank guarantees through its ABL revolver and its pre-funded letter of credit facilities, and, in addition, separately through major banking institutions. The Company also provides insurance company issued bonds. These letters of credit, bank guarantees and insurance company bonds are required by certain regulatory authorities, suppliers and other operating agreements. As of March 28, 2009, total letters of credit, bank guarantees and bonds outstanding under these arrangements were $101.5 million, of which $68.6 million was issued under its pre-funded letter of credit facility.

The Company also provides various guarantees, mostly to foreign banks, in the course of it normal business operations to support the borrowings, leases and other obligations of its subsidiaries. The Company guaranteed $215.6 million of its subsidiaries’ obligations to their suppliers and other third parties as of March 28, 2009.

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

Currently there are 247 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP or seeking enforcement of Nicaragua judgments. In addition, there are 111 labor cases pending in Costa Rica under that country’s national insurance program.

Thirty-one of the 247 lawsuits are currently pending in various jurisdictions in the United States. Twenty lawsuits in Los Angeles Superior Court brought by foreign workers who alleged exposure to DBCP in countries where Dole did not even have operations during the relevant period have been dismissed without prejudice pursuant to a tolling agreement which terminates on December 31, 2012. At the conclusion of the order to show cause hearing on April 23, 2009, Los Angeles Superior Court Judge Victoria Chaney dismissed with prejudice the two remaining lawsuits by Nicaraguan plaintiffs finding that the plaintiffs, and certain of their attorneys, fabricated their claims, engaged in a long-running conspiracy to commit a fraud on the court, used threats of violence to frighten witnesses and suppress the truth, and conspired with corrupt Nicaraguan judges, depriving Dole and the other companies of due process. A further hearing regarding sanctions against the plaintiffs’ lawyers is set for May 8, 2009. One of two U.S. law firms representing the plaintiffs in these two pending lawsuits has filed a notice of discharge of attorneys of record; and the second law firm has filed a motion to be relieved as counsel for the plaintiffs. Another case pending in Hawaii Superior Court with 10 plaintiffs from Costa Rica, Guatemala, Ecuador and Panama currently has a trial date of January 18, 2010; and in June 2009, a filed motion to dismiss the case on statute of limitations grounds will be heard. The remaining cases are pending in Latin America and the Philippines. Claimed damages in DBCP cases worldwide total approximately $44.3 billion, with lawsuits in Nicaragua representing approximately 88% of this amount. Typically in these cases the Company is a joint defendant with the major DBCP manufacturers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against the Company.

One case pending in Los Angeles Superior Court with 12 Nicaraguan plaintiffs initially resulted in verdicts which totaled approximately $5 million in damages against Dole in favor of six of the plaintiffs. As a result of the court’s March 7, 2008 favorable rulings on Dole’s post-verdict motions, including, importantly, the court’s decision striking down punitive damages in the case on U.S. Constitutional grounds, the damages against Dole have now been reduced to $1.58 million in total compensatory awards to four of the plaintiffs; and the court granted Dole’s motion for a new trial as to the claims of one of the plaintiffs. The parties in this lawsuit have filed appeals. Once the court makes its determination of costs, the Company will file an appeal bond, which will further stay the judgment pending the resolution of the appeal. One of two U.S. law firms representing the plaintiffs in this case has filed a notice of discharge of attorneys of record. In the meantime, the Company is seeking to have this case remanded back to Los Angeles Superior Court Judge Victoria Chaney in light of her findings in the dismissal of the two other cases involving Nicaraguan plaintiffs. Previously, the court appointed a mediator to explore possible settlement of all DBCP cases currently pending before the court.

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

Claimants have also sought to enforce the Nicaraguan judgments in Colombia, Ecuador, and Venezuela. In addition, there is one case pending in the U.S. District Court in Miami, Florida seeking enforcement of the August 8, 2005 $98.5 million Nicaraguan judgment. This case is currently stayed. This case was stayed pending the conclusion of the proceedings before Judge Chaney in the two dismissed Nicaraguan cases. Plaintiffs appealed the stay order. On May 6, 2009, the District Court judge held a status conference and indicated that, now that Judge Chaney has issued her rulings, he would lift the stay. Plaintiffs agreed to seek dismissal of their appeal. The District Court will hold a further conference on May 21, 2009 to schedule further proceedings to determine whether this judgment is unenforceable due to evidence of a corrupt and politicized Nicaraguan judiciary and evidence of fraud on the court and corruption relating to this judgment revealed in connection with the Nicaraguan cases recently dismissed by Judge Chaney. In Venezuela, the claimants have attempted to enforce five of the Nicaraguan judgments in that country’s Supreme Court: $489.4 million (December 11, 2002); $82.9 million (February 25, 2004); $15.7 million (May 25, 2004); $56.5 million (June 14, 2004); and $64.8 million (June 15, 2004). These cases are currently inactive. An action filed to enforce the $27.7 million Nicaraguan judgment (March 17, 2005) in the Colombian Supreme Court was dismissed. In Ecuador, the claimants attempted to enforce the five Nicaraguan judgments issued between February 25, 2004 through June 15, 2004 in the Ecuador Supreme Court. The First, Second and Third Chambers of the Ecuador Supreme Court issued rulings refusing to consider those enforcement actions on the ground that the Supreme Court was not a court of competent jurisdiction for enforcement of a foreign

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

judgment. The plaintiffs subsequently refiled those five enforcement actions in the civil court in Guayaquil, Ecuador. Two of these subsequently filed enforcement actions have been dismissed by the 3rd Civil Court — $15.7 million (May 25, 2004) — and the 12th Civil Court — $56.5 million (June 14, 2004) — in Guayaquil; plaintiffs have sought reconsideration of those dismissals. The remaining three enforcement actions are still pending.

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

Dole received the Decision on October 21, 2008 and appealed the Decision to the European Court of First Instance in Luxembourg on December 24, 2008.

The Company made an initial $10 million (€7.6 million) provisional payment towards the €45.6 million fine on January 22, 2009. As agreed with the European Commission (DG Budget), Dole provided the required bank guaranty for the remaining balance of the fine to the European Commission by the deadline of April 30, 2009. The bank guaranty renews annually during the appeals process (which may take several years) and carries annual interest of 6.15% (accrued from January 23, 2009) on the remaining balance of the fine. If the European Court of First Instance fully agrees with the Company’s arguments presented in its appeal, the Company will be entitled to the return of all monies paid, plus interest.

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

Total assets held-for-sale by segment were as follows:

				Fresh-Cut
				Flowers -
		Fresh	Packaged	Discontinued	Total Assets
	Fresh Fruit	Vegetables	Foods	Operation	Held-For-Sale
	(In thousands)

Balance as of January 3, 2009	$98,105	$38,600	$4,182	$61,989	$202,876
Additions	75	—	—	—	75
Sales	(24,438)	(35,349)	(806)	(49,350)	(109,943)

Balance as of March 28, 2009	$73,742	$3,251	$3,376	$12,639	$93,008

At March 28, 2009, all assets held-for-sale related to property, plant and equipment, net of accumulated depreciation.

Total liabilities held-for-sale by segment were as follows:

				Fresh-Cut
				Flowers -
		Fresh	Packaged	Discontinued	Total Liabilities
	Fresh Fruit	Vegetables	Foods	Operation	Held-For-Sale
	(In thousands)

Balance as of January 3, 2009	$5,247	$—	$—	$45,218	$50,465
Sales	(5,247)	—	—	(45,218)	(50,465)

Balance as of March 28, 2009	$—	$—	$—	$—	$—

The Company received total proceeds of $81.8 million on assets sold during the quarter ended March 28, 2009, which had been classified as held-for-sale. The total realized gain recorded on assets classified as held-for-sale, was $17.9 million for the quarter ended March 28, 2009, which included $1.3 million related to the fresh-cut flowers

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

operating segment. Realized gains related to continuing operations, of $16.6 million, are shown as a separate component of operating income in the condensed consolidated statement of operations.

Fresh Fruit

The Company completed the sale of certain portions of its Latin American banana operations during January 2009. Net proceeds from the sale totaled approximately $25.8 million. To date, the Company has collected $16.1 million in cash ($2 million in 2008 and $14.1 million in 2009) and has recorded a $9.7 million receivable which will be collected through January 2010. The Company also sold a wood box plant located in Chile for $0.6 million. Total realized gains recorded on these sales approximated $6.7 million for the quarter ended March 28, 2009.

Fresh Vegetables

During the first quarter of 2009, the Company completed the sale of 1,100 acres of property located in California. The Company received net cash proceeds of $44.5 million and recorded a gain on the sale of $9.2 million.

Packaged Foods

During the first quarter of 2009, the Company sold approximately 130 acres of peach orchards located in California for approximately $1.6 million and recorded a gain on the sale of $0.7 million.

Fresh-Cut Flowers — Discontinued Operation

During January 2009, the first phase of the Flowers transaction was completed. The Company retains only certain real estate of the former flowers divisions to be sold in the subsequent phases of the transaction. Net proceeds from the sale totaled approximately $29.3 million. Of this amount, $21 million was collected in cash and the remaining $8.3 million was recorded as a receivable, which will be repaid during January 2011. The Company recorded a gain on the sale of $1.3 million, which is included as a component of gain on disposal from discontinued operations, net of income taxes in the condensed consolidated statement of operations for the quarter ended March 28, 2009.

NOTE 13 —	DERIVATIVE FINANCIAL INSTRUMENTS

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

All of the Company’s derivative instruments, with the exception of the interest rate swap, are not designated as effective hedges of cash flows as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“FAS 133”). The interest rate swap is accounted for as a cash flow hedge under FAS 133 and accordingly, unrealized gains or losses are recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

At March 28, 2009, the gross notional value and fair market value of the Company’s foreign currency hedges were as follows:

	Gross Notional Value				Average
	Participating			Fair Market Value	Strike
	Forwards	Forwards	Total	Assets (Liabilities)	Price
	(In thousands)

Foreign Currency Hedges(Buy/Sell):
U.S. Dollar/Japanese Yen	$120,054	$—	$120,054	$(3,139)	JPY 104
U.S. Dollar/Euro	77,518	—	77,518	6,252	EUR 1.44
Chilean Peso/U.S. Dollar	—	16,125	16,125	2,653	CLP 670
Colombian Peso/U.S. Dollar	—	12,018	12,018	(1,633)	COP 2,192
Philippine Peso/U.S. Dollar	—	31,489	31,489	(693)	PHP 47.7

Total	$197,572	$59,632	$257,204	$3,440

At March 28, 2009, the notional volume and the fair market value of the Company’s bunker fuel hedges were as follows:

		Fair Market
	Notional Volume	Value	Average Price
	(metric tons)	Asset (Liability)	(per metric ton)
		(In thousands)

Bunker Fuel Hedges:
Rotterdam	3,601	$(335)	$328

For both the foreign currency and bunker fuel hedges, the fair market value of these instruments is recorded in the condensed consolidated balance sheet as either a receivable or accrued liability. Settlement of these hedges will occur during 2009.

Net unrealized gains (losses) and realized gains (losses) included as a component of cost of products sold in the condensed consolidated statements of operations on the foreign currency and bunker fuel hedges for the quarters ended March 28, 2009 and March 22, 2008 were as follows:

	Quarter Ended
	March 28,	March 22,
	2009	2008
	(In thousands)

Unrealized Gains (Losses):
Foreign currency exchange contracts and other	$9,502	$(3,793)
Bunker fuel contracts	3,241	439

	12,743	(3,354)
Realized Gains (Losses):
Foreign currency exchange contracts	246	(2,973)
Bunker fuel contracts	(2,534)	1,087

	(2,288)	(1,886)

	$10,455	$(5,240)

The Company entered into an interest rate swap in 2006 to hedge future changes in interest rates. This agreement effectively converted $320 million of borrowings under Term Loan C, which was variable-rate debt, to a fixed-rate basis through 2011. The interest rate swap fixed the interest rate at 7.2%. The paying and receiving rates

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

under the interest rate swap were 5.5% and 1.2% as of March 28, 2009, with an outstanding notional amount of $320 million. The fair value of the interest rate swap was a liability, included in accrued liabilities in the accompanying condensed consolidated balance sheets, of $26.2 million and $26.5 million at March 28, 2009 and January 3, 2009, respectively. Net payments of the interest rate swap are recorded as a component of interest expense in the condensed consolidated statements of operations for 2009 and 2008. Net payments were $0.5 million and $0.2 million for the quarters ended March 28, 2009 and March 22, 2008, respectively. Unrecognized losses of $12.1 million related to the interest rate swap are expected to be realized into earnings over the next twelve months. These losses will be primarily offset by gains related to the cross currency swap.

The Company executed a cross currency swap during 2006 to synthetically convert $320 million of Term Loan C into Japanese yen denominated debt in order to effectively lower the U.S. dollar fixed interest rate of 7.2% to a Japanese yen interest rate of 3.6%. Payments under the cross currency swap were converted from U.S. dollars to Japanese yen at an exchange rate of ¥111.9. At March 28, 2009, the exchange rate of the Japanese yen to U.S. dollar was ¥98.7. The value of the cross currency swap will fluctuate based on changes in the U.S. dollar to Japanese yen exchange rate and market interest rates until maturity in 2011, at which time it will settle in cash at the then current exchange rate. The fair market value of the cross currency swap was a liability, included in accrued liabilities in the accompanying condensed consolidated balance sheets, of $22.8 million and $40.5 million at March 28, 2009 and January 3, 2009, respectively. The unrealized gains (losses) and realized gains on the cross currency swap for the quarters ended March 28, 2009 and March 22, 2008 were as follows:

	Quarter Ended
	March 28,	March 22,
	2009	2008
	(In thousands)

Unrealized gains (losses)	$17,716	$(32,354)
Realized gains	2,320	2,923

	$20,036	$(29,431)

Realized and unrealized gains and losses on the cross currency swap are recorded through other income (expense), net in the condensed consolidated statements of operations.

On June 16, 2009, the Company and the counterparty to the interest rate swap and the cross currency swap each have the right to compel the other to settle the swaps at that time, based on the values as of June 16, 2009, as opposed to waiting to settle the swaps at maturity in 2011. If the interest rate swap and the cross currency swap had hypothetically been settled on March 28, 2009, the Company would have been obliged to pay the counterparty a total of approximately $58 million. The Company is in negotiations with the counterparty, with a view to not having a June 2009 early settlement of the swaps, and the Company expects that these negotiations will be concluded on terms and conditions acceptable to the Company, although no assurance can be given concerning the outcome.

The Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”) as of December 30, 2007 for financial assets and liabilities measured on a recurring basis. FAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs to valuation techniques used to measure fair value. These levels, in order of highest to lowest priority are described below:

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The fair values of the Company’s derivative instruments are determined using Level 2 inputs, which are defined as “significant other observable inputs.” The fair values of the foreign currency exchange contracts, bunker fuel contracts, interest rate swap and cross currency swap were estimated using internal discounted cash flow calculations based upon forward foreign currency exchange rates, bunker fuel futures, interest-rate yield curves or quotes obtained from brokers for contracts with similar terms less any credit valuation adjustments. The Company recorded a credit valuation adjustment at March 28, 2009 which reduced the derivative liability balances. The credit valuation adjustment decreased, resulting in a loss of $7.5 million, to $8.8 million at March 28, 2009 from $16.3 million at January 3, 2009. Of this loss, $0.7 million was recorded as interest expense and $6.8 million was recorded as other income (expense), net.

The following table provides a summary of the fair values of assets and liabilities under the FAS 157 hierarchy:

		Fair Value
		Measurements at
		March 28, 2009
		Using Significant
		Other Observable
	March 28,	Inputs
	2009	(Level 2)
	(In thousands)

Assets and Liabilities Measured on a Recurring Basis
Assets:
Foreign currency exchange contracts	$8,905	$8,905

Liabilities:
Foreign currency exchange contracts	$5,465	$5,465
Bunker fuel contracts	335	335
Interest rate swap	26,178	26,178
Cross currency swap	22,772	22,772

	$54,750	$54,750

Credit Risk

The counterparties to the foreign currency exchange forward contracts, bunker fuel hedges, cross currency and interest rate swaps consist of a number of major international financial institutions. The Company has established counterparty guidelines and regularly monitors its positions and the financial strength of these institutions. While counterparties to hedging contracts expose the Company to credit-related losses in the event of a counterparty’s non-performance, the risk would be limited to the unrealized gains on such affected contracts. The Company does not anticipate any such losses.

NOTE 14 —	GUARANTOR FINANCIAL INFORMATION

In connection with the issuance of the 2011 Notes in March 2003 and the 2010 Notes in May 2003, all of the Company’s wholly-owned domestic subsidiaries (“Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the Company’s obligations under the indentures related to such Notes and to the Company’s 2013 Debentures and 2014 Notes (the “Guarantees”). Each Guarantee is subordinated in right of payment to the Guarantors’ existing and future senior debt, including obligations under the senior secured credit facilities, and will rank pari passu with all senior subordinated indebtedness of the applicable Guarantor.

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

The following are condensed consolidating statements of operations of the Company for the quarters ended March 28, 2009 and March 22, 2008; condensed consolidating balance sheets as of March 28, 2009 and January 3, 2009; and condensed consolidating statements of cash flows for the quarters ended March 28, 2009 and March 22, 2008.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended March 28, 2009

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
			(In thousands)

Revenues, net	$15,152	$719,643	$1,192,710	$(330,915)	$1,596,590
Cost of products sold	(13,688)	(639,145)	(1,068,086)	328,200	(1,392,719)

Gross margin	1,464	80,498	124,624	(2,715)	203,871
Selling, marketing and general and administrative expenses	(10,941)	(40,528)	(48,652)	2,715	(97,406)
Gain on asset sales	—	9,934	6,700	—	16,634

Operating income (loss)	(9,477)	49,904	82,672	—	123,099
Equity in subsidiary income	130,599	86,476	—	(217,075)	—
Other income (expense), net	(578)	—	22,530	—	21,952
Interest income	256	33	1,347	—	1,636
Interest expense	(25,849)	(31)	(11,666)	—	(37,546)

Income from continuing operations before income taxes and equity earnings	94,951	136,382	94,883	(217,075)	109,141
Income taxes	7,871	(6,393)	(9,526)	—	(8,048)
Equity in earnings of unconsolidated subsidiaries	(2)	193	1,003	—	1,194

Income from continuing operations	102,820	130,182	86,360	(217,075)	102,287
Income from discontinued operations, net of income taxes	—	—	122	—	122
Gain on disposal of discontinued operations, net of income taxes	—	—	1,308	—	1,308

Net income	102,820	130,182	87,790	(217,075)	103,717
Less: Net income attributable to noncontrolling interests	—	—	(897)	—	(897)

Net income attributable to Dole Food Company, Inc.	$102,820	$130,182	$86,893	$(217,075)	$102,820

For the Quarter Ended March 22, 2008

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$17,695	$702,073	$1,332,052	$(323,475)	$1,728,345
Cost of products sold	(16,164)	(626,209)	(1,236,977)	320,665	(1,558,685)

Gross margin	1,531	75,864	95,075	(2,810)	169,660
Selling, marketing and general and administrative expenses	(15,492)	(44,313)	(61,109)	2,810	(118,104)
Gain on asset sales	—	—	1,804	—	1,804

Operating income (loss)	(13,961)	31,551	35,770	—	53,360
Equity in subsidiary income	10,393	(24,222)	—	13,829	—
Other income (expense), net	—	—	(28,711)	—	(28,711)
Interest income	62	181	1,526	—	1,769
Interest expense	(27,913)	(380)	(15,204)	—	(43,497)

Income (loss) from continuing operations before income taxes and equity earnings	(31,419)	7,130	(6,619)	13,829	(17,079)
Income taxes	2,477	2,237	(14,091)	—	(9,377)
Equity in earnings of unconsolidated subsidiaries	(3)	163	843	—	1,003

Income (loss) from continuing operations	(28,945)	9,530	(19,867)	13,829	(25,453)
Income (loss) from discontinued operations, net of income taxes	—	394	(3,215)	—	(2,821)

Net income (loss)	(28,945)	9,924	(23,082)	13,829	(28,274)
Less: Net income attributable to noncontrolling interests	—	—	(671)	—	(671)

Net income (loss) attributable to Dole Food Company, Inc.	$(28,945)	$9,924	$(23,753)	$13,829	$(28,945)

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 28, 2009

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

ASSETS
Cash and cash equivalents	$12,312	$—	$61,070	$(7,437)	$65,945
Receivables, net of allowances	419,507	139,314	607,418	(314,236)	852,003
Inventories	6,744	281,447	495,797	—	783,988
Prepaid expenses	9,246	14,095	48,226	—	71,567
Deferred income tax assets	18,891	25,555	—	(22,631)	21,815
Assets held-for-sale	72,526	6,627	13,855	—	93,008

Total current assets	539,226	467,038	1,226,366	(344,304)	1,888,326
Investments	2,569,166	2,105,860	71,184	(4,674,435)	71,775
Property, plant and equipment, net	162,403	269,966	599,001	—	1,031,370
Goodwill	—	131,818	274,722	—	406,540
Intangible assets, net	689,615	17,572	412	—	707,599
Other assets, net	66,062	7,684	100,026	—	173,772

Total assets	$4,026,472	$2,999,938	$2,271,711	$(5,018,739)	$4,279,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$3,814	$422,200	$413,740	$(344,304)	$495,450
Accrued liabilities	55,929	180,131	228,448	—	464,508
Current portion of long-term debt	(1,807)	286	9,709	—	8,188
Notes payable	—	—	48,811	—	48,811

Total current liabilities	57,936	602,617	700,708	(344,304)	1,016,957
Intercompany payables (receivables)	1,653,803	(251,899)	(1,401,904)	—	—
Long-term debt	1,339,984	3,439	713,501	—	2,056,924
Deferred income tax liabilities	204,875	7,926	43,248	—	256,049
Other long-term liabilities	275,995	40,032	108,586	—	424,613
Equity attributable to Dole Food Company, Inc.	493,879	2,597,823	2,076,612	(4,674,435)	493,879
Equity attributable to noncontrolling interests	—	—	30,960	—	30,960

Total shareholders’ equity	493,879	2,597,823	2,107,572	(4,674,435)	524,839

Total liabilities and shareholders’ equity	$4,026,472	$2,999,938	$2,271,711	$(5,018,739)	$4,279,382

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of January 3, 2009

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

ASSETS
Cash and cash equivalents	$16,811	$—	$85,460	$(11,442)	$90,829
Receivables, net of allowances	410,286	133,198	577,890	(314,139)	807,235
Inventories	7,971	299,048	489,388	—	796,407
Prepaid expenses	9,374	14,489	45,484	—	69,347
Deferred income tax assets	18,891	25,566	—	(23,184)	21,273
Assets held-for-sale	72,526	55,366	74,984	—	202,876

Total current assets	535,859	527,667	1,273,206	(348,765)	1,987,967
Investments	2,172,994	1,786,868	72,708	(3,959,485)	73,085
Property, plant and equipment, net	173,850	262,269	614,212	—	1,050,331
Goodwill	—	131,818	274,722	—	406,540
Intangible assets, net	689,615	18,426	417	—	708,458
Other assets, net	38,084	7,542	92,612	—	138,238

Total assets	$3,610,402	$2,734,590	$2,327,877	$(4,308,250)	$4,364,619

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$5,411	$438,991	$415,136	$(348,765)	$510,773
Liabilities held-for-sale	—	3,688	46,777	—	50,465
Accrued liabilities	67,206	173,920	249,019	—	490,145
Current portion of long-term debt	346,684	288	9,776	—	356,748
Notes payable	—	—	48,789	—	48,789

Total current liabilities	419,301	616,887	769,497	(348,765)	1,456,920
Intercompany payables (receivables)	1,225,590	(133,650)	(1,091,940)	—	—
Long-term debt	1,080,296	3,506	714,754	—	1,798,556
Deferred income tax liabilities	207,073	7,926	39,206	—	254,205
Other long-term liabilities	275,242	37,853	108,684	—	421,779
Equity attributable to Dole Food Company, Inc.	402,900	2,202,068	1,757,417	(3,959,485)	402,900
Equity attributable to noncontrolling interests	—	—	30,259	—	30,259

Total shareholders’ equity	402,900	2,202,068	1,787,676	(3,959,485)	433,159

Total liabilities and shareholders’ equity	$3,610,402	$2,734,590	$2,327,877	$(4,308,250)	$4,364,619

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended March 28, 2009

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$98,925	$(43,006)	$(16,956)	$—	$38,963

INVESTING ACTIVITIES
Proceeds from sales of assets	—	46,168	10,269	—	56,437
Capital additions	(1,520)	(2,687)	(7,135)	—	(11,342)
Repurchase of common stock in going-private merger transaction	(8)	—	—	—	(8)

Cash flow provided by (used in) investing activities	(1,528)	43,481	3,134	—	45,087

FINANCING ACTIVITIES
Short-term debt borrowings, net of repayments	—	(405)	(3,516)	4,005	84
Long-term debt borrowings, net of debt issuance costs	582,704	—	(4,747)	—	577,957
Long-term debt repayments	(684,600)	(70)	(546)	—	(685,216)
Dividends paid to noncontrolling interests	—	—	(180)	—	(180)

Cash flow used in financing activities	(101,896)	(475)	(8,989)	4,005	(107,355)

Effect of foreign currency exchange rate changes on cash	—	—	(1,579)	—	(1,579)

Decrease in cash and cash equivalents	(4,499)	—	(24,390)	4,005	(24,884)
Cash and cash equivalents at beginning of period	16,811	—	85,460	(11,442)	90,829

Cash and cash equivalents at end of period	$12,312	$—	$61,070	$(7,437)	$65,945

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended March 22, 2008

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$(58,040)	$15,354	$(20,075)	$—	$(62,761)

INVESTING ACTIVITIES
Proceeds from sales of assets	—	12	16,010	—	16,022
Capital additions	—	(6,381)	(13,394)	—	(19,775)
Repurchase of common stock in going-private merger transaction	(96)	—	—	—	(96)

Cash flow provided by (used in) investing activities	(96)	(6,369)	2,616	—	(3,849)

FINANCING ACTIVITIES
Short-term debt borrowings, net of repayments	—	(8,985)	13,414	5,594	10,023
Long-term debt borrowings, net of debt issuance costs	316,600	—	49	—	316,649
Long-term debt repayments	(260,063)	—	(2,897)	—	(262,960)
Dividends paid to noncontrolling interests	—	—	(180)	—	(180)

Cash flow provided by (used in) financing activities	56,537	(8,985)	10,386	5,594	63,532

Effect of foreign currency exchange rate changes on cash	—	—	902	—	902

Decrease in cash and cash equivalents	(1,599)	—	(6,171)	5,594	(2,176)
Cash and cash equivalents at beginning of period	16,424	—	95,801	(15,164)	97,061

Cash and cash equivalents at end of period	$14,825	$—	$89,630	$(9,570)	$94,885

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

Significant highlights for Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) for the quarter ended March 28, 2009 were as follows:

•	Net revenues for the first quarter of 2009 were $1.6 billion, a decrease of 8% compared to the first quarter of 2008. Excluding the sales from our JP Fresh and Dole France ripening and distribution subsidiaries, which were sold during the fourth quarter of 2008, sales decreased 1%.

•	Operating income for the first quarter of 2009 was $123 million compared to $53 million for the first quarter of 2008, an improvement of 131% over the first quarter of 2008.

•	Banana operations continued to benefit throughout the first quarter of 2009 from strong local pricing in both North America and Asia as well as from higher demand in Japan.

•	Chilean deciduous fruit business also improved during the first quarter of 2009, due to higher volumes and a favorable Chilean peso foreign currency exchange rate.

•	Revenues and earnings were lower in our European ripening and distribution business, excluding the first quarter 2008 results of JP Fresh and Dole France, due to unfavorable euro and Swedish krona foreign currency exchange rates.

•	Earnings in our fresh vegetables segment improved during the first quarter of 2009 due to higher pricing of commodity vegetables in North America and higher sales of premium salad kits introduced in the second half of 2008. In addition, improved utilization and more efficient distribution continue to improve packaged salads operating results.

•	Earnings in our packaged foods segment were lower during the first quarter of 2009 compared to the first quarter of 2008 as operating results in 2008 included unrealized foreign currency exchange hedge gains of $6 million. Excluding these gains, earnings benefited from improved results in our packaged frozen fruit operations as well as from lower marketing and general and administrative expenses. These improvements were partially offset by lower volumes sold across most product lines.

•	The Company continued its focus on reducing its operating expenses. On a comparable basis, general and administrative costs decreased $8 million or 17% during the first quarter of 2009 due to lower headcount and various cost-cutting initiatives.

•	Other income (expense), net for the first quarter of 2009 increased $50.7 million compared to the first quarter of 2008 due primarily to non-cash unrealized gains on the Company’s cross currency swap and foreign denominated borrowings. These items were partially offset by the write-off of deferred debt issuance costs of $5.2 million associated with the Company’s March 2009 amendment of its senior secured credit facilities.

•	During the first quarter of 2009, the Company completed the first phase of the sale of its fresh-cut flowers business (“Flowers transaction”), closed the sale of certain banana properties in Latin America and closed the sale of certain property in California. The Company received net cash proceeds of $82 million for these sales and recorded realized gains of $17.9 million of which $1.3 million related to the Flowers transaction and was recorded as a gain on disposal of discontinued operations.

•	The Company completed the sale and issuance of $350 million 13.875% senior secured notes due March 2014 at a discount of $25 million. The net proceeds from the offering, together with cash on hand and/or borrowings under the revolving credit facility were used to purchase all of the $345 million 8.625% notes due May 2009 (“2009 notes”). In connection with the refinancing transaction, the Company amended its senior secured credit facilities, which amendments, among other things, permitted issuance of new secured debt securities to refinance our 2009 notes, increased the interest rate on the term and revolving credit facilities and added a leverage maintenance covenant. Debt issuance costs related to the refinancing transaction were approximately $18 million.

•	On April 23, 2009, Los Angeles Superior Court Judge Victoria Chaney dismissed with prejudice the two remaining DBCP lawsuits by Nicaraguan plaintiffs in L.A. Superior Court, finding that the plaintiffs, and certain of their attorneys, fabricated their claims, engaged in a long-running conspiracy to commit a fraud on the court, used threats of violence to frighten witnesses and suppress the truth, and conspired with corrupt Nicaraguan judges, depriving Dole and the other defendants of due process. Judge Chaney also found evidence that the fraud had contaminated other DBCP cases, including the Nicaraguan judgment in another DBCP case, which currently is pending before a federal district court in Miami. Judge Chaney found that there was clear and convincing evidence that U.S. and Nicaraguan plaintiffs’ lawyers had “conspired with Nicaraguan judges to fix DBCP cases by manufacturing false lab reports.” Dole is seeking to have a prior L.A. Superior Court DBCP case judgment for $1.58 million remanded to Judge Chaney in light of her April 23, 2009 findings.

Results of Operations

Selected results of operations for the quarter ended March 28, 2009 and March 22, 2008 were as follows:

	Quarter Ended
	March 28,	March 22,
	2009	2008
	(In thousands)

Revenues, net	$1,596,590	$1,728,345
Operating income	123,099	53,360
Other income (expense), net	21,952	(28,711)
Interest expense	(37,546)	(43,497)
Income taxes	(8,048)	(9,377)
Income (loss) from discontinued operations, net of income taxes	122	(2,821)
Gain on disposal of discontinued operations, net of income taxes	1,308	—
Net income (loss) attributable to Dole Food Company, Inc.	102,820	(28,945)

Revenues

For the quarter ended March 28, 2009, revenues decreased 8% to $1.6 billion from $1.7 billion for the quarter ended March 22, 2008. Excluding first quarter 2008 sales from the Company’s JP Fresh and Dole France subsidiaries, which were sold during the fourth quarter of 2008 (“divested businesses”), sales decreased 1%. This decrease is primarily due to lower sales in the Company’s packaged foods segment and European ripening and distribution business. Packaged foods sales decreased due to lower volumes sold worldwide of FRUIT BOWLS® and canned pineapple. The decrease in volumes was attributable to the timing of the Easter holiday, which occurred during the second quarter of 2009 versus the first quarter of 2008 and the timing of purchases by retailers in advance of January 2009 price increases. Excluding first quarter 2008 sales from the divested businesses, European ripening and distribution sales decreased due to the impact of unfavorable euro and Swedish krona foreign currency exchange rates which more than offset higher local pricing and improved volumes in Sweden and Germany. Net unfavorable foreign currency exchange movements in the Company’s selling locations resulted in lower revenues of approximately $80 million. These decreases were partially offset by higher sales of bananas resulting from higher pricing in North America and Asia and improved volumes sold in Asia. Additionally, North America commodity vegetables revenues increased due to improved pricing for lettuce and celery and higher volumes sold of strawberries.

Operating Income

For the quarter ended March 28, 2009, operating income increased to $123.1 million from $53.4 million for the quarter ended March 22, 2008. The fresh fruit and fresh vegetables operating segments reported higher operating income. Fresh fruit operating results increased primarily as a result of strong pricing in the Company’s North America and Asia banana operations as well as from higher sales and lower product costs in the Chilean deciduous fruit business. Fresh fruit operating income also benefited from a gain of $6.7 million on the sale of certain banana properties in Latin America. In addition, fresh fruit operating results improved due to an increase in unrealized foreign currency hedge gains of $19 million. Excluding the impact of the gain on the sale of Latin banana properties and the impact of unrealized foreign currency hedge gains, fresh fruit operating income improved 32% over the first quarter of 2008. Fresh vegetables reported higher earnings due to improved pricing in the North America commodity vegetable business. Packaged salads also benefited from lower distribution costs. Fresh vegetables operating income also benefited from a gain of $9.2 million on the sale of certain property in California. Operating income in the packaged foods segment was lower due to a reduction in unrealized foreign currency hedge gains of $6 million. Excluding the impact of the hedge gains, packaged foods earnings increased primarily due to improved performance in the North America frozen fruit operation as well as lower marketing and general and administrative expenses worldwide.

Other Income (Expense), Net

For the quarter ended March 28, 2009, other income (expense), net improved to income of $22 million compared to expense of $28.7 million in the prior year. The improvement was primarily due to an increase in unrealized gains of $56.8 million generated on the Company’s cross currency swap and foreign denominated debt obligations. These improvements were partially offset by the write-off of deferred debt issuance costs of $5.2 million associated with the Company’s March 2009 amendment of its senior secured credit facilities.

Interest Expense

Interest expense for the quarter ended March 28, 2009 was $37.5 million compared to $43.5 million for the quarter ended March 22, 2008. Interest expense decreased primarily as a result of a reduction in borrowings and lower interest rates on the Company’s debt facilities.

Income Taxes

The Company recorded $8 million of income tax expense on $109.1 million of pretax income from continuing operations for the quarter ended March 28, 2009. Income tax expense included interest expense of $0.6 million (net of associated income tax benefits of approximately $0.2 million) related to the Company’s unrecognized tax benefits. Income tax expense for the quarter ended March 22, 2008 was $9.4 million, including interest expense of $2.8 million (net of associated income tax benefits of approximately $1.3 million) related to the Company’s unrecognized tax benefits. The Company’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions.

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

In applying APB 28 and FIN 18 to the income tax provision computation for the period ended March 28, 2009, the Company excluded, from its calculation of the estimated annual effective tax rate, income or loss earned in certain foreign jurisdictions having tax rates that vary significantly from those associated with the Company’s earnings from operations in the rest of the jurisdictions in which it operates. Due to the volatility in the mix of earnings, the Company believes this approach is more representative of what is expected for the full year.

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

Revenues from external customers and EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended
	March 28,	March 22,
	2009	2008
	(In thousands)

Revenues from external customers:
Fresh fruit	$1,121,982	$1,228,528
Fresh vegetables	233,442	231,029
Packaged foods	240,850	268,505
Corporate	316	283

	$1,596,590	$1,728,345

	Quarter Ended
	March 28,	March 22,
	2009	2008
	(In thousands)

EBIT:
Fresh fruit	$98,822	$52,886
Fresh vegetables	16,473	(3,470)
Packaged foods	21,890	24,185

Total operating segments	137,185	73,601
Corporate:
Unrealized gain (loss) on cross currency swap	17,716	(32,354)
Operating and other expenses	(7,020)	(13,826)

Corporate	10,696	(46,180)
Interest expense	(37,546)	(43,497)
Income taxes	(8,048)	(9,377)

Net income (loss) from continuing operations	$102,287	$(25,453)

Fresh Fruit

Fresh fruit revenues for the quarter ended March 28, 2009 decreased 9% to $1.1 billion from $1.2 billion for the quarter ended March 22, 2008. Excluding first quarter 2008 sales from the Company’s divested businesses in the European ripening and distribution operations, fresh fruit revenues during the first quarter of 2009 were unchanged. Higher sales of bananas were driven by improved local pricing in North America and Asia, improved volumes sold in Japan and favorable Japanese yen exchange rates. These improvements were offset by lower sales of bananas in Europe as a result of lower volumes and lower local pricing. In addition, the European ripening and distribution operations had lower sales due to the impact of unfavorable euro and Swedish krona foreign currency exchange rates partially offset by improved local pricing and increased volumes sold in Sweden and Germany. Net unfavorable foreign currency exchange movements in the Company’s foreign selling locations resulted in lower revenues of approximately $75 million during the first quarter ended March 28, 2009.

Fresh fruit EBIT for the quarter ended March 28, 2009 increased to $98.8 million from $52.9 million for the quarter ended March 22, 2008. EBIT increased primarily as a result of higher banana earnings and improved operating results in the Company’s Chilean deciduous fruit operations. The increase in banana EBIT was driven by strong local pricing in North America and Asia as well as the impact of favorable Japanese yen exchange rates. These improvements to banana EBIT were partially offset by lower sales in Europe and increased product costs due to weather conditions in Latin America that impacted production yields. EBIT in the Company’s Chilean deciduous fruit operations increased due primarily to higher volumes and lower product costs resulting from a favorable Chilean peso foreign currency exchange rate. Higher EBIT in the fresh fruit operating segment was also attributable to a gain of $6.7 million generated on the sale of certain banana properties in Latin America. In addition, fresh fruit EBIT benefited from unrealized foreign currency hedge gains of $19 million. These increases were partially offset by lower fresh pineapple earnings in North America and Europe due to lower sales and higher product costs and lower earnings in the European ripening and distribution operations due to the impact of an unfavorable euro foreign currency exchange rate.

Fresh Vegetables

Fresh vegetables revenues for the quarter ended March 28, 2009 increased to $233.4 million from $231 million for the quarter ended of March 22, 2008. The increase in sales was primarily due to improved pricing in the North America commodity vegetable business, primarily for lettuce and celery, as well as higher volumes of strawberries. Sales in the packaged salads business were relatively unchanged as higher sales generated from premium salad kits, which were introduced during the third quarter of 2008, were offset by the shift of purchases from higher to lower priced products.

Fresh vegetables EBIT for the quarter ended March 28, 2009 increased to $16.5 million from a loss of $3.5 million for the quarter ended March 22, 2008. The increase in EBIT was primarily due to improved pricing in the North America commodity vegetable business, higher sales of premium salad kits and lower distribution costs due in part to increased production in the eastern United States, where much of the product is sold. In addition, fresh vegetables EBIT benefited from a gain of $9.2 million on the sale of certain property in California.

Packaged Foods

Packaged foods revenues for the quarter ended March 28, 2009 decreased 10% to $240.9 million from $268.5 million for the quarter ended March 22, 2008. The decrease in revenues was primarily due to lower volumes of FRUIT BOWLS, canned pineapple and fruit in jars sold worldwide. Lower volumes were due in part to the timing of the Easter holiday, which occurred during the second quarter of 2009 versus the first quarter of 2008. In addition, as a result of anticipated price increases during January 2009, retailers increased their purchases of product during the fourth quarter of 2008. Unfavorable foreign currency exchange movements in selling locations, primarily the Canadian dollar and British pound sterling, resulted in lower revenues of approximately $5 million during the first quarter of 2009. These decreases were partially offset by higher sales of packaged frozen fruit products.

EBIT in the packaged foods segment for the quarter ended March 28, 2009 decreased to $21.9 million from $24.2 million for the quarter ended March 22, 2008. EBIT in the first quarter of 2008 included the benefit from unrealized foreign currency hedge gains of $6 million. Excluding these gains, EBIT increased $4 million during the first quarter of 2009. The increase in EBIT was attributable to improved earnings in the packaged frozen fruit operations. In addition, lower marketing and general and administrative expenses worldwide contributed to the improvement in EBIT. These increases were partially offset by lower sales in North America as well as unfavorable foreign currency movements in selling locations, primarily the Canadian dollar and British pound sterling.

Corporate

Corporate EBIT was income of $10.7 million for the quarter ended March 28, 2009 compared to a loss of $46.2 million for the quarter ended March 22, 2008. The improvement in EBIT was primarily due to unrealized gains generated on the cross currency swap of $17.7 million compared to unrealized losses generated in the prior year of $32.4 million. In addition, EBIT benefited from unrealized gains on foreign denominated borrowings of $5.5 million. These improvements were partially offset by the write-off of deferred debt issuance costs of $5.2 million related to the March 2009 amendment of the Company’s senior secured credit facilities.

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

The operating results of fresh-cut flowers and Citrus for the quarters ended March 28, 2009 and March 22, 2008 are reported in the following table:

	Quarter Ended	Quarter Ended
	March 28, 2009	March 22, 2008
	Fresh-Cut	Fresh-Cut
	Flowers	Flowers	Citrus	Total
	(In thousands)

Revenues	$2,780	$33,816	$1,872	$35,688

Income (loss) before income taxes	$159	$(3,141)	$43	$(3,098)
Income taxes	(37)	295	(18)	277

Income (loss) from discontinued operations, net of income taxes	$122	$(2,846)	$25	$(2,821)

Gain on disposal of discontinued operations, net of income taxes	$1,308	$—	$—	—

Fresh-Cut Flowers

Fresh-cut flowers income before income taxes for the quarter ended March 28, 2009 increased to $0.2 million from a loss of $3.1 million for the quarter ended March 22, 2008. As a result of the January 16, 2009 close of the first phase of the Flowers transaction, fresh-cut flowers operating results for the first quarter of 2009 consisted of only two weeks of operations compared to twelve weeks during 2008. In connection with the sale, the Company received cash proceeds of $21 million and recorded a note receivable of $8.3 million, which is due January 2011. The Company recorded a gain of $1.3 million on the sale.

Liquidity and Capital Resources

For the quarter ended March 28, 2009, cash flows provided by operating activities were $39 million compared to cash flows used in operating activities of $62.8 million for the quarter ended March 22, 2008. Cash flows provided by operating activities increased $101.7 million, primarily due to higher earnings, improved collections of receivables and lower levels of inventory partially offset by lower levels of accounts payable and accrued liabilities due in part to the timing of payments.

Cash flows provided by investing activities were $45.1 million for the quarter ended March 28, 2009, compared to cash flows used in investing activities of $3.8 million for the quarter ended March 22, 2008. The change during 2009 was primarily due to an increase in cash proceeds received on asset sales as well as lower levels of capital expenditures.

Cash flows used in financing activities were $107.4 million for the quarter ended March 28, 2009, compared to cash flows provided by financing activities of $63.5 million for the quarter ended March 22, 2008. As a result of improved earnings and higher proceeds on asset sales during the first quarter of 2009, the Company was able to repay approximately $68.9 million of its ABL revolver balance. In addition, the Company repaid the 2009 Notes and issued the 2014 Notes, resulting in a net repayment of $20 million. The Company also paid $18 million of debt issuance costs associated with its March 2009 refinancing transaction.

As of March 28, 2009, the Company had a cash balance of $65.9 million, an asset based revolving credit facility (“ABL revolver”) borrowing base of $319.8 million and $81.6 million outstanding under the ABL revolver. After taking into account approximately $5.3 million of outstanding letters of credit issued under the ABL revolver, the Company had approximately $232.9 million available for borrowings as of March 28, 2009. Amounts outstanding under the term loan facilities were $835.4 million at March 28, 2009. In addition, the Company had approximately $68.6 million of letters of credit and bank guarantees outstanding under its pre-funded letter of credit facility at March 28, 2009. On April 30, 2009, the Company issued letters of credit to support a bank guarantee issued to the European Commission in connection with their Decision that imposed a fine on the Company. These letters of credit were issued from the ABL revolver and the pre-funded letter of credit facility. After the issuance, the amount outstanding under the pre-funded letter of credit facility was approximately $90 million and the Company had approximately $224 million available for borrowings under its ABL revolver.

The Company believes that available borrowings under the revolving credit facility and subsidiaries’ uncommitted lines of credit, together with its existing cash balances, future cash flow from operations, planned asset sales and access to capital markets will enable it to meet its working capital, capital expenditure, debt maturity and other commitments and funding requirements. Management’s plan is dependent upon the occurrence of future events which will be impacted by a number of factors including the availability of refinancing, the general economic environment in which the Company operates, the Company’s ability to generate cash flows from its operations, and its ability to attract buyers for assets being marketed for sale. Factors impacting the Company’s cash flow from operations include such items as commodity prices, interest rates and foreign currency exchange rates, among other things, as more fully set forth in the Company’s Form 10-K for the fiscal year ended January 3, 2009.

During the first quarter of 2009, the Company completed the sale and issuance of $350 million aggregate principal amount of 13.875% Senior Secured Notes due March 2014 (“2014 Notes”) at a discount of $25 million. The 2014 Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (“Securities Act”) and to persons outside the United States in compliance with Regulation S under the Securities Act. The sale was exempt from the registration requirements of the Securities Act. Interest on the 2014 Notes will be paid semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2009. The 2014 Notes have the benefit of a lien on certain U.S. assets of the Company that is junior to the liens of the Company’s senior secured credit facilities (revolving credit and term loan facilities), and are senior obligations of the Company ranking equally with the Company’s existing senior debt. The Company used the net proceeds from this offering, together with cash on hand and/or borrowings under the revolving credit facility, to purchase all of the tendered 2009 Notes and to irrevocably deposit with the trustee of the 2009 Notes funds that were used to repay the remaining outstanding 2009 Notes at maturity on May 1, 2009.

In connection with these refinancing transactions, the Company amended its senior secured credit facilities, which amendments, among other things, permitted the issuance of new secured debt securities, increased the interest rate on the term loan and revolving credit facilities and added a leverage maintenance covenant.

As a result of the issuance of the 2014 Notes and amendment to the senior secured credit facilities during March 2009, interest rates on these instruments increased significantly as compared to the interest rates as they existed prior to the new debt issuance and amendments. If debt levels remain unchanged from the end of the first quarter of 2009, the Company expects that these increases in interest rates would result in additional cash interest expense of approximately $45 million over the remainder of 2009, over the cash interest expense that would have occurred absent the increases in interest rates.

The Company may purchase some of its $400 million 7.25% notes due June 2010 during the next twelve months.

On June 16, 2009, the Company and the counterparty to the interest rate swap and the cross currency swap each have the right to compel the other to settle the swaps at that time, based on the values as of June 16, 2009, as opposed to waiting to settle the swaps at maturity in 2011. If the interest rate swap and the cross currency swap had hypothetically been settled on March 28, 2009, the Company would have been obliged to pay the counterparty a total of approximately $58 million. The Company is in negotiations with the counterparty, with a view to not having a June 2009 early settlement of the swaps, and the Company expects that these negotiations will be concluded on terms and conditions acceptable to the Company, although no assurance can be given concerning the outcome.

Other Matters

Recently Adopted Accounting Pronouncements:  See Note 2 to the condensed consolidated financial statements for information regarding the Company’s adoption of new accounting pronouncements.

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

Although all Latin bananas are subject to a tariff of 176 euro per metric ton, the EU had allowed up to 775,000 metric tons of bananas from African, Caribbean, and Pacific (“ACP”) countries to be imported annually into the EU duty-free. This preferential treatment of a zero tariff on up to 775,000 metric tons of ACP banana imports, as well as the 176 euro per metric ton tariff applied to Latin banana imports, was challenged by Panama, Honduras, Nicaragua, and Colombia in consultation proceedings at the World Trade Organization (“WTO”). In addition, both Ecuador and the United States formally requested the WTO Dispute Settlement Body (“DSB”) to appoint panels to review the matter. In preliminary rulings on December 10, 2007 and February 6, 2008, the DSB ruled against the EU and in favor of Ecuador and the United States, respectively. The DSB publicly issued a final ruling maintaining its preliminary findings in favor of Ecuador on April 7, 2008 and publicly issued its final ruling maintaining its preliminary findings in favor of the United States on May 19, 2008.

The DSB issued its final and definitive written rulings in favor of Ecuador and the United States on November 27, 2008, concluding that the 176 euro per metric ton tariff is inconsistent with WTO trade rules. The DSB also considered that the prior duty-free tariff reserved for ACP countries was inconsistent with WTO trade rules but also recognized that, with the current entry into force of Economic Partnership Agreements between the EU and ACP countries, ACP bananas now may have duty-free, quota-free access to the EU market.

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

All of the Company’s derivative instruments, with the exception of the interest rate swap, are not designated as effective hedges of cash flows as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“FAS 133”). As a result, all changes in fair value of the Company’s derivative financial instruments are reflected in the Company’s condensed consolidated statements of operations. The interest rate swap is accounted for as a cash flow hedge under FAS 133 and accordingly, unrealized gains or losses are recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.

Unrealized gains (losses) on the Company’s foreign currency and bunker fuel hedges and the cross currency swap by reporting segment were as follows:

	Quarter Ended March 28, 2009
	Foreign Currency	Bunker Fuel	Cross Currency
	Hedges	Hedges	Swap	Total
	(In thousands)

Fresh fruit	$9,350	$3,241	$—	$12,591
Packaged foods	152	—	—	152
Corporate	—	—	17,716	17,716

	$9,502	$3,241	$17,716	$30,459

	Quarter Ended March 22, 2008
	Foreign Currency	Bunker Fuel	Cross Currency
	Hedges	Hedges	Swap	Total
	(In thousands)

Fresh fruit	$(9,955)	$439	$—	$(9,516)
Packaged foods	6,162	—	—	6,162
Corporate	—	—	(32,354)	(32,354)

	$(3,793)	$439	$(32,354)	$(35,708)

For information regarding the Company’s derivative instruments and hedging activities, refer to Note 13 to the condensed consolidated financial statements.

Supplemental Financial Information

The following financial information has been presented, as management believes that it is useful information to some readers of the Company’s condensed consolidated financial statements:

	March 28,	January 3,
	2009	2009
	(In thousands)

Balance Sheet Data:
Total working capital (current assets less current liabilities)	$871,369	$531,047
Total assets	$4,279,382	$4,364,619
Total debt	$2,113,923	$2,204,093
Total shareholders’ equity	$524,839	$433,159

	Quarter Ended
	March 28,	March 22,
	2009	2008
	(In thousands)

Other Financial Data:
Operating Income	$123,099	$53,360
Depreciation and amortization from continuing operations	26,929	33,088

Operating income before depreciation and amortization (“OIBDA”)	150,028	86,448
Net unrealized (gain) loss on hedges	(12,743)	3,354

Adjusted OIBDA	$137,285	$89,802
Adjusted OIBDA margin	8.6%	5.2%
Capital expenditures from continuing operations	$7,971	$10,222

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

This Management’s Discussion and Analysis contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements, which are based on management’s assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by the use of terms such as “anticipate,” “will,” “expect,” “believe,” “should” or similar expressions. The potential risks and uncertainties that could cause the Company’s actual results to differ materially from those expressed or implied herein are set forth in Item 1A and Item 7A of the Company’s Annual Report on Form 10-K for the year ended January 3, 2009 and include: weather-related phenomena; market responses to industry volume pressures; product and raw materials supplies and pricing; changes in interest and currency exchange rates; economic crises; quotas, tariffs and other governmental actions and international conflict.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the quarter ended March 28, 2009, there have been no material changes in the market risk disclosure presented in the Company’s Annual Report on Form 10-K for the year ended January 3, 2009. For information regarding the Company’s derivative instruments and hedging activities, refer to Note 13 to the condensed consolidated financial statements.

Item 4. CONTROLS AND PROCEDURES

An evaluation was carried out as of March 28, 2009 under the supervision and with the participation of Dole’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act. Based upon this evaluation, Dole’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 28, 2009. No change in our internal control over financial reporting identified in connection with this evaluation that occurred during our first quarter of 2009 has materially affected, or is reasonably likely to materially affect, Dole’s internal control over financial reporting.

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

May 8, 2009

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