Form 10-Q
period 2009-06-20
DOLE FOOD CO INC
filed 2009-08-04
CIK 18169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 20, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 24, 2009

Common Stock, $0.001 Par Value	1,000

DOLE FOOD COMPANY, INC.

PART I.
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended		Half Year Ended
	June 20,	June 14,	June 20,	June 14,
	2009	2008	2009	2008
	(In thousands)

Revenues, net	$1,714,722	$1,994,943	$3,311,312	$3,723,288
Cost of products sold	(1,492,606)	(1,761,707)	(2,885,325)	(3,320,392)

Gross margin	222,116	233,236	425,987	402,896
Selling, marketing and general and administrative expenses	(113,944)	(121,411)	(211,350)	(239,515)
Gain on asset sales (Note 12)	159	9,839	16,793	11,643

Operating income	108,331	121,664	231,430	175,024
Other income (expense), net (Note 3)	(33,046)	23,653	(11,094)	(5,058)
Interest income	1,500	1,109	3,136	2,878
Interest expense	(50,242)	(41,245)	(87,788)	(84,742)

Income from continuing operations before income taxes and equity earnings	26,543	105,181	135,684	88,102
Income taxes	(8,963)	69,577	(17,011)	60,200
Equity in earnings of unconsolidated subsidiaries	3,277	2,333	4,471	3,336

Income from continuing operations	20,857	177,091	123,144	151,638
Income from discontinued operations, net of income taxes	265	4,318	387	1,497
Gain on disposal of discontinued operations, net of income taxes	—	—	1,308	—

Net income	21,122	181,409	124,839	153,135
Less: Net income attributable to noncontrolling interests	(977)	(655)	(1,874)	(1,326)

Net income attributable to Dole Food Company, Inc.	$20,145	$180,754	$122,965	$151,809

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 20,	January 3,
	2009	2009
	(In thousands, except share data)

ASSETS
Cash and cash equivalents	$107,919	$90,829
Receivables, net of allowances of $54,599 and $41,357, respectively	803,897	807,235
Inventories	725,999	796,407
Prepaid expenses	76,640	69,347
Deferred income tax assets	22,180	21,273
Assets held-for-sale (Note 12)	94,382	202,876

Total current assets	1,831,017	1,987,967
Restricted deposits	6,070	—
Investments	76,537	73,085
Property, plant and equipment, net of accumulated depreciation of $1,075,889 and $1,027,345, respectively	1,017,062	1,050,331
Goodwill	406,540	406,540
Intangible assets, net	713,923	708,458
Other assets, net	172,691	138,238

Total assets	$4,223,840	$4,364,619

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$485,213	$510,773
Liabilities held-for-sale (Note 12)	2,115	50,465
Accrued liabilities	416,922	490,145
Current portion of long-term debt	390,896	356,748
Notes payable	44,140	48,789

Total current liabilities	1,339,286	1,456,920
Long-term debt	1,576,025	1,798,556
Deferred income tax liabilities	257,512	254,205
Other long-term liabilities	495,562	421,779
Contingencies (Note 11)
Shareholders’ equity
Common stock — $0.001 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	409,681	409,681
Retained earnings	159,087	36,122
Accumulated other comprehensive loss	(40,488)	(42,903)

Equity attributable to Dole Food Company, Inc.	528,280	402,900
Equity attributable to noncontrolling interests	27,175	30,259

Total shareholders’ equity	555,455	433,159

Total liabilities and shareholders’ equity	$4,223,840	$4,364,619

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Half Year Ended
	June 20,	June 14,
	2009	2008
	(In thousands)

Operating Activities
Net income	$124,839	$153,135
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	54,822	65,608
Net unrealized (gains) losses on financial instruments	(966)	5,806
Asset write-offs and net (gain) loss on sale of assets	(18,120)	(11,597)
Equity in earnings of unconsolidated subsidiaries	(4,471)	(3,336)
Amortization of debt issuance costs	2,270	1,895
Write-off of debt issuance costs	5,222	—
Provision for deferred income taxes	2,056	(24,634)
Unrecognized tax benefits on federal income tax audit settlement	—	(61,083)
Pension and other postretirement benefit plan expense	6,231	9,227
Other	699	(310)
Changes in operating assets and liabilities:
Receivables	(5,844)	(171,968)
Inventories	67,415	(36,584)
Prepaid expenses and other assets	(21,822)	(11,875)
Income taxes	4,186	6,715
Accounts payable	(8,551)	74,728
Accrued liabilities	4,040	12,954
Other long-term liabilities	(2,692)	(11,263)

Cash flow provided by (used in) operating activities	209,314	(2,582)
Investing Activities
Cash received from sales of assets and businesses, net of cash disposed	59,308	31,976
Capital additions	(24,936)	(35,312)
Restricted deposits	(6,070)	—
Repurchase of common stock in going-private merger transaction	(49)	(137)

Cash flow provided by (used in) investing activities	28,253	(3,473)
Financing Activities
Short-term debt repayments, net of borrowings	(754)	(9,996)
Long-term debt borrowings, net of debt issuance costs	825,178	603,849
Long-term debt repayments	(1,039,172)	(607,225)
Dividends paid to noncontrolling interests	(4,955)	(1,194)

Cash flow used in financing activities	(219,703)	(14,566)

Effect of foreign currency exchange rate changes on cash	(774)	916

Increase (decrease) in cash and cash equivalents	17,090	(19,705)
Cash and cash equivalents at beginning of period	90,829	97,061

Cash and cash equivalents at end of period	$107,919	$77,356

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated Other
				Comprehensive Income (Loss)
				Pension &			Equity
		Additional	Retained	Other	Cumulative	Unrealized	Attributable	Total
	Common	Paid-In	Earnings	Postretirement	Translation	Gains (Losses)	to Noncontrolling	Shareholders’	Comprehensive
	Stock	Capital	(Deficit)	Benefits	Adjustment	on Hedges	Interests	Equity	Income
	(In thousands)

Balance at December 29, 2007	$—	$409,907	$(84,883)	$(26,752)	$42,261	$(15,525)	$29,878	$354,886
Net income	—	—	151,809	—	—	—	1,326	153,135	$153,135
Noncontrolling interests in discontinued operations	—	—	—	—	—	—	(151)	(151)	—
Dividends paid	—	—	—	—	—	—	(1,194)	(1,194)	—
Unrealized foreign currency translation and hedging gains	—	—	—	—	7,897	3,238	6	11,141	11,141
Reclassification of realized cash flow hedging losses to net income	—	—	—	—	—	820	—	820	820

Balance at June 14, 2008	$—	$409,907	$66,926	$(26,752)	$50,158	$(11,467)	$29,865	$518,637	$165,096

Balance at January 3, 2009	$—	$409,681	$36,122	$(40,960)	$27,187	$(29,130)	$30,259	$433,159
Net income	—	—	122,965	—	—	—	1,874	124,839	$124,839
Dividends paid	—	—	—	—	—	—	(4,955)	(4,955)	—
Unrealized foreign currency translation and hedging gains (losses)	—	—	—	—	(2,386)	852	(3)	(1,537)	(1,537)
Reclassification of realized cash flow hedging losses to net income	—	—	—	—	—	4,007	—	4,007	4,007
Change in employee benefit plans, net of income taxes	—	—	—	(58)	—	—	—	(58)	(58)

Balance at June 20, 2009	$—	$409,681	$159,087	$(41,018)	$24,801	$(24,271)	$27,175	$555,455	$127,251

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended		Half Year Ended
	June 20,	June 14,	June 20,	June 14,
	2009	2008	2009	2008
	(In thousands)

Net income	$21,122	$181,409	$124,839	$153,135
Unrealized foreign currency translation and hedging gains (losses)	10,808	9,689	(1,537)	11,141
Reclassification of realized cash flow hedging losses to net income	3,461	983	4,007	820
Change in employee benefit plans, net of income taxes	—	—	(58)	—

Comprehensive income	35,391	192,081	127,251	165,096
Less: Comprehensive income attributable to noncontrolling interests	(990)	(463)	(1,871)	(1,181)

Comprehensive income attributable to Dole Food Company, Inc.	$34,401	$191,618	$125,380	$163,915

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) include all adjustments necessary, which are of a normal recurring nature, to present fairly Dole’s financial position, results of operations and cash flows. Dole operates under a 52/53-week year. The quarters ended June 20, 2009 and June 14, 2008 are twelve weeks in duration. For a summary of significant accounting policies and additional information relating to Dole’s financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of Dole’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended January 3, 2009.

Interim results are subject to seasonal variations and are not necessarily indicative of the results of operations for a full year. Dole’s operations are sensitive to a number of factors including weather-related phenomena and their effects on industry volumes, prices, product quality and costs. Operations are also sensitive to fluctuations in foreign currency exchange rates in both sourcing and selling locations as well as economic crises and security risks.

In March 2003, Dole completed a going-private merger transaction (“going-private merger transaction”). The privatization resulted from the acquisition by David H. Murdock, Dole’s Chairman, of the approximately 76% of the shares of common stock of Dole Food Company, Inc. that he and his affiliates did not already own. As a result of the transaction, Dole became wholly-owned by Mr. Murdock through DHM Holding Company, Inc.

Certain amounts in the prior year financial statements and related footnotes have been reclassified to conform to the 2009 presentation. Dole adopted Statement of Financial Accounting Standards (“FAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”) during the first quarter of 2009 (see Note 2 for further information).

NOTE 2 — RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

During June 2009, the Financial Accounting Standards Board (“FASB”) issued FAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“FAS 168”), which establishes the FASB Accounting Standards Codification as the single official source of authoritative US GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. FAS 168 will become effective during Dole’s third quarter of 2009. Dole expects that the adoption of FAS 168 will not have an impact on its results of operations or financial position.

During June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”), which changes the approach in determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs. FAS 167 is effective for annual periods beginning after November 15, 2009. Dole is evaluating the impact, if any, the adoption of FAS 167 will have on its consolidated financial statements.

During May 2009, the FASB issued FAS No. 165, Subsequent Events (“FAS 165”), to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. FAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. Dole adopted FAS 165 during its second fiscal quarter and it had no impact on Dole’s results of operations or financial position. In the preparation of the condensed consolidated financial statements, Dole evaluated subsequent events after the balance sheet date of June 20, 2009 through August 4, 2009.

During April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Financial Disclosures about Fair Value of Financial Instruments (“FSP”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

instruments for interim reporting periods as well as in annual financial statements. Dole adopted the FSP during its second fiscal quarter of 2009 and the disclosures required by the FSP are included in Note 14 to the condensed consolidated financial statements. The adoption had no impact on Dole’s results of operations or financial position.

During March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“FAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. Dole adopted FAS 161 at the beginning of its first fiscal quarter of 2009. The disclosures required by FAS 161 are included in Note 13 to the condensed consolidated financial statements and had no impact on Dole’s results of operations or financial position.

During December 2007, the FASB issued FAS 160. FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Dole adopted the provisions of FAS 160 as of the beginning of its 2009 fiscal year. FAS 160 is to be applied prospectively as of the beginning of 2009 except for the presentation and disclosure requirements which are to be applied retrospectively. The condensed consolidated financial statements now conform to the presentation required under FAS 160. Other than the change in presentation of noncontrolling interests, the adoption of FAS 160 had no impact on Dole’s results of operations or financial position.

During December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. FAS 141R will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009. As a result of the adoption, changes to valuation allowances and unrecognized tax benefits established in business combinations will be recognized in earnings.

NOTE 3 — OTHER INCOME (EXPENSE), NET

Included in other income (expense), net in Dole’s condensed consolidated statements of operations for the quarters and half years ended June 20, 2009 and June 14, 2008 are the following items:

	Quarter Ended		Half Year Ended
	June 20,	June 14,	June 20,	June 14,
	2009	2008	2009	2008
	(In thousands)

Unrealized gain (loss) on cross currency swap	$(24,419)	$19,001	$(6,703)	$(13,353)
Realized gain on cross currency swap	2,621	2,696	4,941	5,619
Unrealized and realized gain (loss) on foreign denominated borrowings	(11,538)	1,584	(4,406)	2,075
Write-off of debt issuance costs	—	—	(5,222)	—
Other	290	372	296	601

Other income (expense), net	$(33,046)	$23,653	$(11,094)	$(5,058)

Refer to Note 13 — Derivative Financial Instruments for further discussion regarding Dole’s cross currency swap.

NOTE 4 — DISCONTINUED OPERATIONS

During the second quarter of 2008, Dole approved and committed to a formal plan to divest its fresh-cut flowers operations (“Flowers transaction”). The first phase of the Flowers transaction was completed during the first quarter of 2009 (refer to Note 12 — Assets Held-For-Sale). In addition, during the fourth quarter of 2007, Dole

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

approved and committed to a formal plan to divest its citrus and pistachio operations (“Citrus”) located in central California. The operating results of Citrus were included in the fresh fruit operating segment. The sale of Citrus was completed during the third quarter of 2008. In evaluating the two businesses, Dole concluded that they each met the definition of a discontinued operation as defined in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). Accordingly, the results of operations of these businesses have been reclassified for all periods presented.

The operating results of fresh-cut flowers and Citrus for the quarters and half years ended June 20, 2009 and June 14, 2008 are reported in the following tables:

	Quarter Ended	Quarter Ended
	June 20, 2009	June 14, 2008
	Fresh-Cut	Fresh-Cut
	Flowers	Flowers	Citrus	Total
	(In thousands)

Revenues	$401	$29,063	$3,148	$32,211

Income (loss) before income taxes	$315	$(5,896)	$(294)	$(6,190)
Income taxes	(50)	10,396	112	10,508

Income (loss) from discontinued operations, net of income taxes	$265	$4,500	$(182)	$4,318

	Half Year Ended	Half Year Ended
	June 20, 2009	June 14, 2008
	Fresh-Cut	Fresh-Cut
	Flowers	Flowers	Citrus	Total
	(In thousands)

Revenues	$3,181	$62,879	$5,020	$67,899

Income (loss) before income taxes	$474	$(9,037)	$(251)	$(9,288)
Income taxes	(87)	10,691	94	10,785

Income (loss) from discontinued operations, net of income taxes	$387	$1,654	$(157)	$1,497

Gain on disposal of discontinued operations, net of income taxes	$1,308	$—	$—	$—

For all periods presented, noncontrolling interests were not material.

NOTE 5 — INCOME TAXES

Dole recorded $17 million of income tax expense on $135.7 million of pretax income from continuing operations for the half year ended June 20, 2009. Income tax expense included interest expense of $1.2 million (net of associated income tax benefits of approximately $0.3 million) related to Dole’s unrecognized tax benefits. An income tax benefit of $60.2 million was recorded for the half year ended June 14, 2008 which included $61.1 million for the favorable settlement of the federal income tax audit for the years 1995 to 2001. Excluding the impact of the favorable settlement, income tax expense was $0.9 million, which included interest expense of $2.1 million (net of associated income tax benefits of approximately $0.7 million) related to Dole’s unrecognized tax benefits. Dole’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Under Accounting Principles Board Opinion No. 28, Interim Financial Reporting (“APB 28”), and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods (“FIN 18”), Dole is required to adjust its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. Applying the provisions of APB 28 and FIN 18 could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

For the periods presented, Dole’s income tax provision differs from the U.S. federal statutory rate applied to Dole’s pretax income primarily due to operations in foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate offset by the accrual for uncertain tax positions.

Dole recognizes accrued interest and penalties related to its unrecognized tax benefits as a component of income taxes in the condensed consolidated statements of operations. Accrued interest and penalties before tax benefits were $27.5 million and $26.9 million at June 20, 2009 and January 3, 2009, respectively, and are included as a component of other long-term liabilities in the condensed consolidated balance sheet.

Dole Food Company, Inc. or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, Dole is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2001.

Income Tax Audits:  Dole believes its tax positions comply with the applicable tax laws and that it is adequately provided for all tax related matters. Matters raised upon audit may involve substantial amounts and could result in material cash payments if resolved unfavorably; however, management does not believe that any material payments will be made related to these matters within the next twelve months. Management considers it unlikely that the resolution of these matters will have a material adverse effect on Dole’s results of operations.

Internal Revenue Service Audit:  Dole is currently under examination by the Internal Revenue Service (“IRS”) for the tax years 2002-2005 and it is anticipated that the examination will be completed by the end of 2009.

Although the timing and ultimate resolution of any issues that might arise from the ongoing IRS examination are highly uncertain, at this time, Dole does not anticipate that total unrecognized tax benefits will significantly change within the next twelve months.

NOTE 6 — INVENTORIES

The major classes of inventories were as follows:

	June 20,	January 3,
	2009	2009
	(In thousands)

Finished products	$364,624	$344,643
Raw materials and work in progress	141,472	168,670
Crop-growing costs	155,059	210,263
Operating supplies and other	64,844	72,831

	$725,999	$796,407

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

Goodwill has been allocated to Dole’s reporting segments as follows:

		Fresh	Packaged
	Fresh Fruit	Vegetables	Foods	Total
	(In thousands)

Balance as of January 3, 2009 and June 20, 2009	$274,723	$71,206	$60,611	$406,540

Details of Dole’s intangible assets were as follows:

	June 20,	January 3,
	2009	2009
	(In thousands)

Amortized intangible assets:
Customer relationships	$38,501	$38,501
Other amortized intangible assets	9,217	2,042

	47,718	40,543
Accumulated amortization — customer relationships	(21,945)	(20,248)
Other accumulated amortization	(1,465)	(1,452)

Accumulated amortization — intangible assets	(23,410)	(21,700)

Amortized intangible assets, net	24,308	18,843
Indefinite-lived intangible assets:
Trademark and trade names	689,615	689,615

Total identifiable intangible assets, net	$713,923	$708,458

During May 2009, Dole acquired all of the assets of Distrifruit, a distributor of fresh fruit located in Romania, in exchange for trade receivables due from the seller. Dole acquired the assets primarily to obtain control and gain access over Distrifruit’s customer base in Romania. At the date of acquisition, the total fair value of the assets acquired was $10 million, consisting of $2.9 million of inventory and property, plant and equipment, net and $7.1 million of intangible assets. Dole expects to finalize its allocation of the acquisition during the third quarter of 2009. The revenues and earnings of Distrifruit from the acquisition date through June 20, 2009 were not material. Distrifuit revenues and earnings for the 2009 and 2008 fiscal years also were not material for pro forma disclosure.

Amortization expense of intangible assets totaled $0.9 million and $1 million for the quarters ended June 20, 2009 and June 14, 2008, respectively, and $1.7 million and $2 million for the half years ended June 20, 2009 and June 14, 2008, respectively.

As of June 20, 2009, the estimated remaining amortization expense associated with Dole’s intangible assets for the remainder of 2009 and in each of the next four fiscal years is as follows (in thousands):

Fiscal Year	Amount

2009	$1,980
2010	$3,677
2011	$3,677
2012	$3,677
2013	$1,498

Dole performed its annual impairment review of goodwill and indefinite-lived intangible assets pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, during the second

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

quarter of fiscal 2009. This review indicated no impairment to goodwill or any of Dole’s indefinite-lived intangible assets.

NOTE 8 — NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following amounts:

	June 20,	January 3,
	2009	2009
	(In thousands)

Unsecured debt:
8.625% notes due 2009	$—	$345,000
7.25% notes due 2010	383,000	400,000
8.875% notes due 2011	200,000	200,000
8.75% debentures due 2013	155,000	155,000
Secured debt:
13.875% notes due 2014	349,903	—
Revolving credit facility	—	150,500
Term loan facilities	828,297	835,444
Contracts and notes, at a weighted-average interest rate of 6% in 2009 (6.1% in 2008) through 2014	9,219	9,221
Capital lease obligations	65,813	60,448
Notes payable	44,140	48,789
Unamortized debt discount	(24,311)	(309)

	2,011,061	2,204,093
Current maturities	(435,036)	(405,537)

	$1,576,025	$1,798,556

2010 Debt Maturity

During the second quarter of 2009, Dole reclassified to current liabilities its $400 million 7.25% notes due June 2010 (“2010 Notes”). During the second quarter of 2009, Dole’s Board of Directors authorized the repurchase of up to $95 million of the 2010 Notes. Dole subsequently repurchased $17 million and $20 million of the 2010 Notes during the second and third quarters of 2009, respectively.

Dole’s current plan is to offer senior secured notes during the third quarter of 2009. Dole plans to use the net proceeds from this offering, together with cash on hand and/or borrowings under the revolving credit facility, to redeem the bulk of the outstanding 2010 notes. Dole intends to redeem or repurchase any remaining 2010 notes during the third and/or fourth quarters of 2009 with cash on hand and/or borrowings under the revolving credit facility. A failure by Dole to timely redeem, repurchase or repay the 2010 Notes at or before maturity could lead to an event of default which would have a material adverse effect on Dole’s business, financial condition and results of operations.

2009 Debt Refinancing

On March 18, 2009, Dole completed the sale and issuance of $350 million aggregate principal amount of 13.875% Senior Secured Notes due March 2014 (“2014 Notes”) at a discount of $25 million. The 2014 Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (“Securities Act”) and

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

to persons outside the United States in compliance with Regulation S under the Securities Act. The sale was exempt from the registration requirements of the Securities Act. Interest on the 2014 Notes will be paid semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2009. The 2014 Notes have the benefit of a lien on certain U.S. assets of Dole that is junior to the liens of Dole’s senior secured credit facilities (revolving credit and term loan facilities), and are senior obligations of Dole ranking equally with Dole’s existing senior debt. Dole used the net proceeds from this offering, together with cash on hand and/or borrowings under the revolving credit facility, to purchase all of the tendered 8.625% notes due May 2009 (“2009 Notes”) and to irrevocably deposit with the trustee of the 2009 Notes funds that were used to repay the remaining outstanding 2009 Notes at maturity on May 1, 2009.

In connection with these refinancing transactions, Dole amended its senior secured credit facilities, which amendments, among other things, permitted the issuance of new secured debt securities, increased the interest rate on the term and revolving credit facilities and added a leverage maintenance covenant.

Debt Issuance Costs

In connection with the issuance of the 2014 Notes and the amendment of Dole’s senior secured credit facilities, Dole incurred debt issuance costs of $17.8 million. Debt issuance costs are capitalized and amortized into interest expense over the term of the underlying debt.

Dole wrote off $5.2 million of deferred debt issuance costs during the quarter ended March 28, 2009 resulting from the amendment of its senior secured credit facilities. This amendment was accounted for as an extinguishment of debt in accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. This write-off was recorded to other income (expense), net in the condensed consolidated statement of operations for the half year ended June 20, 2009.

Dole amortized deferred debt issuance costs of $1.4 million and $2.3 million during the quarter and half year ended June 20, 2009, respectively. Dole amortized deferred debt issuance costs of $0.9 million and $1.9 million during the quarter and half year ended June 14, 2008.

Term Loans and Revolving Credit Facility

As of June 20, 2009, the term loan facilities consisted of $175.3 million of Term Loan B and $653 million of Term Loan C. The term loan facilities bear interest, at Dole’s option, at a rate per annum equal to either (i) a base rate plus 3.5% to 4%; or (ii) LIBOR (subject to a minimum of 3%) plus 4.5% to 5%, in each case, based upon Dole’s senior secured leverage ratio. The weighted average variable interest rate at June 20, 2009 for Term Loan B and Term Loan C was 8.3%. The term loan facilities require quarterly principal payments, plus a balloon payment due in 2013. Dole has an interest rate swap to hedge future changes in interest rates and a cross currency swap to effectively lower the U.S. dollar fixed interest rate to a Japanese yen fixed interest rate on Term Loan C. Refer to Note 13 — Derivative Financial Instruments for additional information related to these instruments.

As of June 20, 2009, the asset based revolving credit facility (“ABL revolver”) borrowing base was $320 million. There were no amounts outstanding under the ABL revolver at June 20, 2009. The ABL revolver bears interest, at Dole’s option, at a rate per annum equal to either (i) a base rate plus 2% to 2.5%, or (ii) LIBOR plus 3% to 3.5%, in each case, based upon Dole’s historical borrowing availability under this facility. The ABL revolver matures in April 2011. After taking into account approximately $76.4 million of outstanding letters of credit issued under the ABL revolver, Dole had approximately $243.6 million available for borrowings as of June 20, 2009. In addition, Dole had approximately $97 million of letters of credit and bank guarantees outstanding under its $100 million pre-funded letter of credit facility as of June 20, 2009.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Capital Lease Obligations

At June 20, 2009 and January 3, 2009, included in capital lease obligations were $64.1 million and $58.5 million, respectively, of vessel financing related to two vessel leases denominated in British pound sterling. The increase in the capital lease obligation was due to the strengthening of the British pound sterling against the U.S. dollar during 2009, which resulted in Dole recognizing $6.8 million of unrealized losses. These unrealized losses were recorded as other income (expense), net in the condensed consolidated statement of operations for the half year ended June 20, 2009.

Covenants

Provisions under the indentures governing Dole’s senior notes and debentures require Dole to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. The ABL revolver contains a “springing covenant,” but that covenant has never been effective and would only become effective if the availability under the ABL revolver were to fall below $35 million for any eight consecutive business days, which it has never done during the life of such facility. At June 20, 2009, Dole had $243.6 million of availability under the ABL revolver.

In addition, as a result of the March 2009 amendment to Dole’s senior secured term facilities, Dole is now subject to a first priority senior secured leverage ratio that must be at or below 3.25 to 1.00 as of the last day of the fiscal quarters ending March 28, 2009 through October 10, 2009 and steps down to 3.00 to 1.00 as of the last day of the fiscal quarter ending January 2, 2010. At June 20, 2009, the first priority senior secured leverage ratio was less than 2.25 to 1.00.

A breach of a covenant or other provision in a debt instrument governing Dole’s current or future indebtedness or pursuant to certain debt instruments under which our parent and an affiliate of its majority stockholder are borrowers, could result in a default under that instrument and, due to cross-default and cross-acceleration provisions, could result in a default under Dole’s other debt instruments. Such debt instruments of our parent, currently $115 million, and an affiliate of its majority stockholder, currently $90 million, mature on March 3, 2010 and December 23, 2009, respectively. Upon the occurrence of an event of default under the senior secured credit facilities or other debt instrument, the lenders or holders of such other debt instruments could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If Dole were unable to repay those amounts, the lenders could proceed against the collateral granted to them, if any, to secure the indebtedness. If the lenders under Dole’s current indebtedness were to accelerate the payment of the indebtedness, Dole cannot give assurance that its assets or cash flow would be sufficient to repay in full its outstanding indebtedness, in which event Dole likely would seek reorganization or protection under bankruptcy or other, similar laws.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Dividends

On June 22, 2009, Dole declared a dividend of $15 million to its parent, DHM Holding Company, Inc. Dole paid $7.5 million on June 23, 2009 and $2.5 million on July 20, 2009, and expects to pay the remaining $5.0 million prior to August 31, 2009. As a result of this dividend, Dole does not at present have the ability to declare future dividends, pursuant to the terms of its senior notes indentures and senior secured credit facilities.

NOTE 9 — EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for Dole’s U.S. and international pension plans and other postretirement benefit (“OPRB”) plans were as follows:

			International
	U.S. Pension Plans		Pension Plans		OPRB Plans
	Quarter Ended		Quarter Ended		Quarter Ended
	June 20,	June 14,	June 20,	June 14,	June 20,	June 14,
	2009	2008	2009	2008	2009	2008
	(In thousands)

Components of net periodic benefit cost:
Service cost	$38	$34	$1,361	$1,439	$52	$66
Interest cost	4,003	4,288	1,683	2,355	615	905
Expected return on plan assets	(3,898)	(4,186)	(98)	(583)	—	—
Amortization of:
Unrecognized net loss (gain)	54	341	138	116	(119)	(2)
Unrecognized prior service cost (benefit)	—	—	77	19	(797)	(211)
Unrecognized net transition obligation	—	—	11	14	—	—

	$197	$477	$3,172	$3,360	$(249)	$758

			International
	U.S. Pension Plans		Pension Plans		OPRB Plans
	Half Year Ended		Half Year Ended		Half Year Ended
	June 20,	June 14,	June 20,	June 14,	June 20,	June 14,
	2009	2008	2009	2008	2009	2008
	(In thousands)

Components of net periodic benefit cost:
Service cost	$76	$68	$2,720	$2,893	$104	$132
Interest cost	8,006	8,576	3,359	4,734	1,230	1,810
Expected return on plan assets	(7,796)	(8,372)	(196)	(1,170)	—	—
Amortization of:
Unrecognized net loss (gain)	108	682	276	233	(238)	(4)
Unrecognized prior service cost (benefit)	—	—	154	39	(1,594)	(422)
Unrecognized net transition obligation	—	—	22	28	—	—

	$394	$954	$6,335	$6,757	$(498)	$1,516

NOTE 10 — SEGMENT INFORMATION

Dole has three reportable operating segments: fresh fruit, fresh vegetables and packaged foods. These reportable segments are managed separately due to differences in their products, production processes, distribution channels and customer bases.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Management evaluates and monitors segment performance primarily through, among other measures, earnings before interest expense and income taxes (“EBIT”). EBIT is calculated by adding interest expense and income taxes to income from continuing operations. Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to Dole as a whole. EBIT is not defined under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered in isolation or as a substitute for net income or cash flow measures prepared in accordance with GAAP or as a measure of Dole’s profitability. Additionally, Dole’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate EBIT in the same fashion.

Revenues from external customers and EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended		Half Year Ended
	June 20,	June 14,	June 20,	June 14,
	2009	2008	2009	2008
	(In thousands)

Revenues from external customers:
Fresh fruit	$1,221,433	$1,466,922	$2,343,415	$2,695,450
Fresh vegetables	258,087	279,643	491,529	510,672
Packaged foods	234,892	248,118	475,742	516,623
Corporate	310	260	626	543

	$1,714,722	$1,994,943	$3,311,312	$3,723,288

	Quarter Ended		Half Year Ended
	June 20,	June 14,	June 20,	June 14,
	2009	2008	2009	2008
	(In thousands)

EBIT:
Fresh fruit	$96,466	$131,266	$195,288	$184,153
Fresh vegetables	(3,509)	1,531	12,964	(1,939)
Packaged foods	23,998	6,814	45,888	30,999

Total operating segments	116,955	139,611	254,140	213,213
Corporate:
Unrealized gain (loss) on cross currency swap	(24,419)	19,001	(6,703)	(13,353)
Operating and other expenses	(12,474)	(9,853)	(19,494)	(23,680)

Corporate	(36,893)	9,148	(26,197)	(37,033)
Interest expense	(50,242)	(41,245)	(87,788)	(84,742)
Income taxes	(8,963)	69,577	(17,011)	60,200

Income from continuing operations	$20,857	$177,091	$123,144	$151,638

Dole’s equity earnings in unconsolidated subsidiaries, which have been included in EBIT in the table above, relate primarily to the fresh fruit operating segment.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Total assets for the three reportable operating segments, corporate and fresh-cut flowers were as follows:

	June 20,	January 3,
	2009	2009
	(In thousands)

Total assets:
Fresh fruit	$2,293,130	$2,322,899
Fresh vegetables	389,331	460,221
Packaged foods	663,420	686,801

Total operating segments	3,345,881	3,469,921
Corporate	865,320	832,709
Fresh-cut flowers — discontinued operation	12,639	61,989

	$4,223,840	$4,364,619

NOTE 11 — CONTINGENCIES

Dole is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to Dole’s operations. At June 20, 2009, guarantees of $1.8 million consisted primarily of amounts advanced under third-party bank agreements to independent growers that supply Dole with product. Dole has not historically experienced any significant losses associated with these guarantees.

Dole issues letters of credit and bank guarantees through its ABL revolver and its pre-funded letter of credit facilities, and, in addition, separately through major banking institutions. Dole also provides insurance-company-issued bonds. These letters of credit, bank guarantees and insurance company bonds are required by certain regulatory authorities, suppliers and other operating agreements. As of June 20, 2009, total letters of credit, bank guarantees and bonds outstanding under these arrangements were $205.7 million, of which $97 million was issued under its pre-funded letter of credit facility.

Dole also provides various guarantees, mostly to foreign banks, in the course of it normal business operations to support the borrowings, leases and other obligations of its subsidiaries. Dole guaranteed $213.2 million of its subsidiaries’ obligations to their suppliers and other third parties as of June 20, 2009.

Dole has change of control agreements with certain key executives, under which severance payments and benefits would become payable in the event of specified terminations of employment in connection with a change of control (as defined) of Dole.

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

DBCP Cases:  A significant portion of Dole’s legal exposure relates to lawsuits pending in the United States and in several foreign countries, alleging injury as a result of exposure to the agricultural chemical DBCP (1,2-dibromo-3-chloropropane). DBCP was manufactured by several chemical companies including Dow and Shell and registered by the U.S. government for use on food crops. Dole and other growers applied DBCP on banana farms in

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Latin America and the Philippines and on pineapple farms in Hawaii. Specific periods of use varied among the different locations. Dole halted all purchases of DBCP, including for use in foreign countries, when the U.S. EPA cancelled the registration of DBCP for use in the United States in 1979. That cancellation was based in part on a 1977 study by a manufacturer which indicated an apparent link between male sterility and exposure to DBCP among factory workers producing the product, as well as early product testing done by the manufacturers showing testicular effects on animals exposed to DBCP. To date, there is no reliable evidence demonstrating that field application of DBCP led to sterility among farm workers, although that claim is made in the pending lawsuits. Nor is there any reliable scientific evidence that DBCP causes any other injuries in humans, although plaintiffs in the various actions assert claims based on cancer, birth defects and other general illnesses.

Currently there are 245 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP or seeking enforcement of Nicaragua judgments. In addition, there are 111 labor cases pending in Costa Rica under that country’s national insurance program.

Thirty of the 245 lawsuits are currently pending in various jurisdictions in the United States. On June 17, 2009, Los Angeles Superior Court Judge Chaney formalized her April 23, 2009 oral ruling by issuing written Findings of Fact and Conclusions of Law, formally ordering dismissal with prejudice of the two remaining lawsuits brought on behalf of Nicaraguan plaintiffs who had falsely claimed they were sterile as a result of exposure to DBCP on Dole-contracted Nicaraguan banana farms, finding that the plaintiffs, and certain of their attorneys, fabricated their claims, engaged in a long-running conspiracy to commit a fraud on the court, used threats of violence to frighten witnesses and suppress the truth, and conspired with corrupt Nicaraguan judges, depriving Dole and the other companies of due process. On June 9, 2009, the First Circuit Court of Hawaii dismissed the Patrickson case, which had involved ten plaintiffs from Honduras, Costa Rica, Ecuador and Guatemala, finding that their DBCP claims were time-barred by the statute of limitations. In seven cases pending in Los Angeles involving 672 claimants from Ivory Coast, where Dole did not operate when DBCP was in use, plaintiffs’ counsel, on July 17, 2009, has filed a motion to withdraw as counsel of record in response to a witness who has come forward alleging fraud. The remaining cases are pending in Latin America and the Philippines. Claimed damages in DBCP cases worldwide total approximately $44.2 billion, with lawsuits in Nicaragua representing approximately 88% of this amount. Typically in these cases Dole is a joint defendant with the major DBCP manufacturers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against Dole.

One case pending in Los Angeles Superior Court with 12 Nicaraguan plaintiffs initially resulted in verdicts which totaled approximately $5 million in damages against Dole in favor of six of the plaintiffs. As a result of the court’s March 7, 2008 favorable rulings on Dole’s post-verdict motions, including, importantly, the court’s decision striking down punitive damages in the case on U.S. Constitutional grounds, the damages against Dole were reduced to $1.58 million in total compensatory awards to four of the plaintiffs; and the court granted Dole’s motion for a new trial as to the claims of one of the plaintiffs. On July 7, 2009, the Second District Court Appeals issued an order to show cause why this $1.58 million judgment should not be vacated and judgment be entered in defendants’ favor on the grounds that the judgment was procured through fraud. Plaintiffs are to provide their response to the order to show cause to the trial court within 30 days of the issuance of the order. In that order, the Court of Appeals stated that the trial court need not hold a hearing to decide whether the judgment was procured by fraud, but instead can rely on the record that was presented in support of Dole’s request to have the case sent back to the trial court.

In Nicaragua, 196 cases are currently filed (of which 20 are active) in various courts throughout the country, all but one of which were brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional. Thirty-two cases have resulted in judgments in Nicaragua: $489.4 million (nine cases consolidated with 468 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25,

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2004; $56.5 million (one case with 72 claimants) on June 14, 2004; $64.8 million (one case with 86 claimants) on June 15, 2004; $27.7 million (one case with 39 claimants) on March 17, 2005; $98.5 million (one case with 150 claimants) on August 8, 2005; $46.4 million (one case with 62 claimants) on August 20, 2005; $809 million (six cases consolidated with 1,248 claimants) on December 1, 2006; $38.4 million (one case with 192 claimants) on November 14, 2007; and $357.7 million (eight cases with 417 claimants) on January 12, 2009, which Dole recently learned of unofficially. Except for the latest one, Dole has appealed all judgments, with Dole’s appeal of the August 8, 2005 $98.5 million judgment and of the December 1, 2006 $809 million judgment currently pending before the Nicaragua Court of Appeal. Dole will appeal the $357.7 million judgment once it has been served.

Of the 20 active cases currently pending in civil courts in Nicaragua, all have been brought under Law 364 except for one. In all of the active cases where the proceeding has reached the appropriate stage (7 of 20 cases), Dole has sought to have the cases returned to the United States. In three of the cases where Dole has sought return to the United States, the courts have denied Dole’s request and Dole has appealed that decision. Dole’s requests remain pending in the other four cases.

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

There is one case pending in the U.S. District Court in Miami, Florida seeking enforcement of the August 8, 2005 $98.5 million Nicaraguan judgment. Commencing on September 1, 2009, there will be an evidentiary hearing to consider Dole’s request that the Court deny enforcement of this judgment, contending that Nicaragua’s judicial system does not provide due process or an impartial judiciary, which also lacks transparency and is corrupt. Miami District Court Judge Paul C. Huck is already aware of the evidence of fraud detailed in Judge Chaney’s June 17, 2009 written Findings of Fact and Conclusions of Law.

Claimants have also sought to enforce the Nicaraguan judgments in Colombia, Ecuador, and Venezuela. In Venezuela, the claimants have attempted to enforce five of the Nicaraguan judgments in that country’s Supreme Court: $489.4 million (December 11, 2002); $82.9 million (February 25, 2004); $15.7 million (May 25, 2004); $56.5 million (June 14, 2004); and $64.8 million (June 15, 2004). The Venezuela Supreme Court has ordered the plaintiffs to properly serve the defendants, or have their request for recognition of these Nicaragua judgments dismissed. An action filed to enforce the $27.7 million Nicaraguan judgment (March 17, 2005) in the Colombian Supreme Court was dismissed. In Ecuador, the claimants attempted to enforce the five Nicaraguan judgments issued between February 25, 2004 through June 15, 2004 in the Ecuador Supreme Court. The First, Second and Third Chambers of the Ecuador Supreme Court issued rulings refusing to consider those enforcement actions on the ground that the Supreme Court was not a court of competent jurisdiction for enforcement of a foreign judgment. The plaintiffs subsequently refiled those five enforcement actions in the civil court in Guayaquil, Ecuador. Two of these subsequently filed enforcement actions have been dismissed by the 3rd Civil Court — $15.7 million (May 25, 2004) — and the 12th Civil Court — $56.5 million (June 14, 2004) — in Guayaquil; plaintiffs have sought reconsideration of those dismissals. The remaining three enforcement actions are still pending.

Dole believes that none of the Nicaraguan judgments will be enforceable against any Dole entity in the U.S. or in any other country, because Nicaragua’s Law 364 is unconstitutional and violates international principles of due process. Among other things, Law 364 is an improper “special law” directed at particular parties; it requires defendants to pay large, non-refundable deposits in order to even participate in the litigation; it provides a severely

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

truncated procedural process; it establishes an irrebuttable presumption of causation that is contrary to the evidence and scientific data; and it sets unreasonable minimum damages that must be awarded in every case.

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

As to all the DBCP matters, Dole has denied liability and asserted substantial defenses. While Dole believes there is no reliable scientific basis for alleged injuries from the agricultural field application of DBCP, Dole continues to seek reasonable resolution of pending litigation and claims in the U.S. and Latin America. For example, as in Honduras, Dole is committed to finding a prompt resolution to the DBCP claims in Nicaragua, and is prepared to pursue a structured worker program in Nicaragua with science- based criteria. Los Angeles Superior Court Judge Chaney had previously appointed a mediator to explore possible settlement of all DBCP cases currently pending before the court. Although no assurance can be given concerning the outcome of these cases, in the opinion of management, after consultation with legal counsel and based on past experience defending and settling DBCP claims, the pending lawsuits are not expected to have a material adverse effect on Dole’s financial condition or results of operations.

European Union Antitrust Inquiry:  On October 15, 2008, the European Commission (“EC”) adopted a Decision against Dole Food Company, Inc. and Dole Fresh Fruit Europe OHG and against other unrelated banana companies, finding violations of the European competition (antitrust) laws. The Decision imposes €45.6 million in fines on Dole.

The Decision follows a Statement of Objections, issued by the EC on July 25, 2007, and searches carried out by the EC in June 2005 at certain banana importers and distributors, including two of Dole’s offices.

Dole received the Decision on October 21, 2008 and appealed the Decision to the European Court of First Instance in Luxembourg on December 24, 2008.

Dole made an initial $10 million (€7.6 million) provisional payment towards the €45.6 million fine on January 22, 2009. As agreed with the European Commission (DG Budget), Dole provided the required bank guaranty for the remaining balance of the fine to the European Commission by the deadline of April 30, 2009. The bank guaranty renews annually during the appeals process (which may take several years) and carries interest of 6.15% (accrued from January 23, 2009). If the European Court of First Instance fully agrees with Dole’s arguments presented in its appeal, Dole will be entitled to the return of all monies paid, plus interest.

On November 28 and 29, 2007, the EC conducted searches of Dole offices in Italy and Spain, as well as of other companies’ offices located in these countries. Dole continues to cooperate with the EC’s requests for information.

Although no assurances can be given, and although there could be a material adverse effect on Dole, Dole believes that it has not violated the European competition laws. No accrual for the Decision has been made in the accompanying consolidated financial statements, since Dole cannot determine at this time the amount of probable loss, if any, incurred as a result of the Decision.

Honduran Tax Case:  In 2005, Dole received a tax assessment from Honduras of approximately $137 million (including the claimed tax, penalty, and interest through the date of assessment) relating to the disposition of all of our interest in Cervecería Hondureña, S.A in 2001. Dole believes the assessment is without merit and filed an appeal with the Honduran tax authorities, which was denied. As a result of the denial in the administrative process, in order to negate the tax assessment, on August 5, 2005, Dole proceeded to the next stage of the appellate process by filing a lawsuit against the Honduran government in the Honduran Administrative Tax Trial Court. The Honduran

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

government sought dismissal of the lawsuit and attachment of assets, which Dole challenged. The Honduran Supreme Court affirmed the decision of the Honduran intermediate appellate court that a statutory prerequisite to challenging the tax assessment on the merits is the payment of the tax assessment or the filing of a payment plan with the Honduran courts; Dole has challenged the constitutionality of the statute requiring such payment or payment plan. Although no assurance can be given concerning the outcome of this case, in the opinion of management, after consultation with legal counsel, the pending lawsuits and tax-related matters are not expected to have a material adverse effect on Dole’s financial condition or results of operations.

NOTE 12 — ASSETS HELD-FOR-SALE

Dole continuously reviews its assets in order to identify those assets that do not meet Dole’s future strategic direction or internal economic return criteria. As a result of this review, Dole has identified and is in the process of selling specific businesses and long-lived assets. In accordance with FAS 144, Dole has reclassified these assets as held-for-sale.

Total assets held-for-sale by segment were as follows:

				Fresh-Cut
				Flowers -
		Fresh	Packaged	Discontinued	Total Assets
	Fresh Fruit	Vegetables	Foods	Operation	Held-For-Sale
	(In thousands)

Balance as of January 3, 2009	$98,105	$38,600	$4,182	$61,989	$202,876
Additions	1,611	—	—	—	1,611
Sales	(24,438)	(35,349)	(968)	(49,350)	(110,105)

Balance as of June 20, 2009	$75,278	$3,251	$3,214	$12,639	$94,382

At June 20, 2009, assets held-for-sale related primarily to property, plant and equipment, net of accumulated depreciation.

Total liabilities held-for-sale by segment were as follows:

				Fresh-Cut
				Flowers -
		Fresh	Packaged	Discontinued	Total Liabilities
	Fresh Fruit	Vegetables	Foods	Operation	Held-For-Sale
	(In thousands)

Balance as of January 3, 2009	$5,247	$—	$—	$45,218	$50,465
Additions	2,115	—	—	—	2,115
Sales	(5,247)	—	—	(45,218)	(50,465)

Balance as of June 20, 2009	$2,115	$—	$—	$—	$2,115

Dole received total cash proceeds of approximately $84 million on assets sold during the half year ended June 20, 2009, which had been classified as held-for-sale. The total realized gain recorded on assets classified as held-for-sale was $18.1 million for the half year ended June 20, 2009, which included $1.3 million related to the fresh-cut flowers discontinued operation. Realized gains related to continuing operations for the half year ended June 20, 2009, of $16.8 million, are shown as a separate component of operating income in the condensed consolidated statement of operations.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Fresh Fruit

During the second quarter of 2009, Dole reclassified one Chilean farm and the assets and liabilities of an Italian port operation to held-for-sale.

Dole completed the sale of a portion of its Latin American banana operations during January 2009. Net proceeds from the sale totaled approximately $25.8 million. To date, Dole has collected $18 million in cash ($2 million in 2008 and $16 million in 2009) and has recorded a $7.8 million receivable which will be collected through January 2010. Dole also sold a wood box plant in Chile for $0.6 million. Total realized gains recorded on these sales approximated $6.7 million for the half year ended June 20, 2009.

Third Quarter 2009 Sales

During the third quarter of 2009, Dole signed letters of intent to sell some operating properties located in Latin America for approximately $68 million. As of June 20, 2009, the assets and liabilities of these operating properties have not been included in assets or liabilities held-for-sale. The sale of these operating properties are expected to close during the third quarter of 2009.

Fresh Vegetables

During the first quarter of 2009, Dole completed the sale of 1,100 acres of property located in California. Dole received net cash proceeds of $44.5 million and recorded a gain on the sale of $9.2 million, which is included in gain on asset sales in the condensed consolidated statement of operations for the half year ended June 20, 2009.

Packaged Foods

During the first half of 2009, Dole sold approximately 160 acres of peach orchards located in California for approximately $1.9 million and recorded a gain on the sale of $0.9 million.

Fresh-Cut Flowers — Discontinued Operation

During January 2009, the first phase of the Flowers transaction was completed. Dole only retains some of the real estate of the former flowers divisions to be sold in the subsequent phases of the transaction. Net proceeds from the sale totaled approximately $29.3 million. Of this amount, $21 million was collected in cash and the remaining $8.3 million was recorded as a receivable, which will be repaid during January 2011. Dole recorded a gain on the sale of $1.3 million, which is included as a component of gain on disposal from discontinued operations, net of income taxes in the condensed consolidated statement of operations for the half year ended June 20, 2009.

NOTE 13 — DERIVATIVE FINANCIAL INSTRUMENTS

Dole is exposed to foreign currency exchange rate fluctuations, bunker fuel price fluctuations and interest rate changes in the normal course of its business. As part of its risk management strategy, Dole uses derivative instruments to hedge certain foreign currency, bunker fuel and interest rate exposures. Dole’s objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings. Dole does not hold or issue derivative financial instruments for trading or speculative purposes.

All of Dole’s derivative instruments, with the exception of the interest rate swap, are not designated as effective hedges of cash flows as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“FAS 133”). The interest rate swap is accounted for as a cash flow hedge under FAS 133 and accordingly, unrealized gains or losses are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) in the condensed consolidated balance sheets.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Dole entered into an interest rate swap in 2006 to hedge future changes in interest rates. This agreement effectively converted $320 million of borrowings under Term Loan C, which was variable-rate debt, to a fixed-rate basis through 2011. The interest rate swap fixed the interest rate at 7.2%. The paying and receiving rates under the interest rate swap were 5.5% and 1.1% as of June 20, 2009, with an outstanding notional amount of $320 million.

Dole executed a cross currency swap during 2006 to synthetically convert $320 million of Term Loan C into Japanese yen denominated debt in order to effectively lower the U.S. dollar fixed interest rate of 7.2% to a Japanese yen interest rate of 3.6%. Payments under the cross currency swap were converted from U.S. dollars to Japanese yen at an exchange rate of ¥111.9.

During the second quarter of 2009, Dole amended its cross currency and interest rate swap agreements. The amendments removed early termination provisions which would have allowed the counterparty to settle the swaps at certain specified dates prior to maturity. In addition, the rate at which payments under the cross currency swap were converted from U.S. dollars to Japanese yen increased to ¥114.9 from ¥111.9. In connection with these amendments, Dole also entered into a collateral arrangement which requires Dole to provide collateral to its counterparties when the fair market value of the cross currency and interest rate swap exceed a combined liability of $35 million. The measurement date for the collateral required at June 20, 2009 was June 16, 2009, and the fair value of the swaps at the measurement date was a liability of approximately $76 million. Dole provided cash collateral of $6.1 million, which was recorded as restricted deposits in the condensed consolidated balance sheet, and the remaining $35 million of collateral was issued through letters of credit.

At June 20, 2009, the exchange rate of the Japanese yen to U.S. dollar was ¥96.5. The value of the cross currency swap will fluctuate based on changes in the U.S. dollar to Japanese yen exchange rate and market interest rates until maturity in 2011, at which time it will settle in cash at the then current exchange rate.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

At June 20, 2009, the gross notional value and fair market value of Dole’s derivative instruments were as follows:

				Derivative Assets (Liabilities)
	Average Strike	Notional		Balance Sheet	Fair Market
	Price	Amount		Classification	Value
				(In thousands)

Derivatives designated as hedging instruments:
Interest rate swap		$320,000		Other long-term liabilities	$(23,253)

Derivatives not designated as hedging instruments:
Foreign currency hedges (Buy/Sell):
U.S. Dollar/Euro	EUR 1.44	48,354		Receivables, net	$1,990
U.S. Dollar/Canadian Dollar	CAD 1.12	10,706		Receivables, net	104
Chilean Peso/U.S. Dollar	CLP 671	9,989		Receivables, net	2,588
U.S. Dollar/Japanese Yen	JPY 101.2	171,249		Accrued Liabilities	(2,801)
Philippine Peso/U.S. Dollar	PHP 47.9	21,407		Accrued Liabilities	(452)
Cross currency swap — interest				Receivables, net	1,815
Cross currency swap		320,000		Other long-term liabilities	(49,007)
Bunker fuel hedges	$277 (per metric ton)	26,544 (metric tons	)	Receivables, net	2,765

Total derivatives not designated as hedging instruments					(42,998)

Total					$(66,251)

Settlement of the foreign currency and bunker fuel hedges will occur during 2009 and 2010.

The effect of the interest rate swap on the condensed consolidated balance sheet and statement of operations for the quarter and half year ended June 20, 2009 was as follows:

Gain
Recognized in
	AOCI as of	Losses Reclassified into Income
	June 20,	Income Statement	Quarter	Half Year
	2009	Classification	Ended	Ended
(In thousands)

Derivatives designated as hedging instruments:
Interest rate swap	$4,859	Interest expense	$3,461	$4,007

Unrecognized losses of $13 million related to the interest rate swap are expected to be realized into earnings over the next twelve months. These losses will be primarily offset by gains related to the cross currency swap.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Net unrealized gains (losses) and realized gains (losses) on derivatives not designated as hedging instruments for the quarters and half years ended June 20, 2009 and June 14, 2008 were as follows:

		Quarter Ended
		Unrealized Gains (Losses)		Realized Gains (Losses)
	Income Statement	June 20,	June 14,	June 20,	June 14,
	Classification	2009	2008	2009	2008
		(In thousands)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Cost of products sold	$(2,011)	$6,968	$1,049	$(5,998)
Bunker fuel contracts	Cost of products sold	3,101	3,613	(250)	711
Cross currency swap	Other income (expense), net	(24,419)	19,001	2,621	2,696

Total		$(23,329)	$29,582	$3,420	$(2,591)

		Half Year Ended
		Unrealized Gains (Losses)		Realized Gains (Losses)
	Income Statement	June 20,	June 14,	June 20,	June 14,
	Classification	2009	2008	2009	2008
		(In thousands)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Cost of products sold	$7,491	$3,175	$1,295	$(8,971)
Bunker fuel contracts	Cost of products sold	6,342	4,051	(2,784)	1,798
Cross currency swap	Other income (expense), net	(6,703)	(13,353)	4,941	5,619

Total		$7,130	$(6,127)	$3,452	$(1,554)

NOTE 14 — FAIR VALUE MEASUREMENTS

Dole’s financial instruments primarily comprise short-term trade and grower receivables, trade payables, notes receivable and notes payable, as well as long-term grower receivables, capital lease obligations, term loans, a revolving credit facility, and notes and debentures. For short-term instruments, the carrying amount approximates fair value because of the short maturity of these instruments. For the other long-term financial instruments, excluding Dole’s secured and unsecured notes and debentures, and term loans, the carrying amount approximates the fair value since they bear interest at variable rates or fixed rates which approximate market.

Dole adopted FAS No. 157, Fair Value Measurements (“FAS 157”) as of December 30, 2007 for financial assets and liabilities measured on a recurring basis. Dole adopted FAS 157 for all nonfinancial assets and liabilities at the beginning of fiscal year 2009. FAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs to valuation techniques used to measure fair value. These levels, in order of highest to lowest priority are described below:

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

The fair values of Dole’s derivative instruments are determined using Level 2 inputs, which are defined as “significant other observable inputs.” The fair values of the foreign currency exchange contracts, bunker fuel contracts, interest rate swap and cross currency swap were estimated using internal discounted cash flow calculations based upon forward foreign currency exchange rates, bunker fuel futures, interest-rate yield curves or quotes obtained from brokers for contracts with similar terms less any credit valuation adjustments. Dole recorded a credit valuation adjustment at June 20, 2009 which reduced the derivative liability balances. The credit valuation adjustment was $3.2 million and $16.3 million at June 20, 2009 and January 3, 2009, respectively. The net change in the credit valuation adjustment resulted in a loss of $13.1 million during the half year ended June 20, 2009. Of this loss, $1.6 million was recorded as interest expense and $11.5 million was recorded as other income (expense), net. For the quarter ended June 20, 2009, the net change in the credit valuation adjustment resulted in a loss of $5.6 million. Of this loss, $1 million was recorded as interest expense and $4.6 million was recorded as other income (expense), net.

The following table provides a summary of the fair values of assets and liabilities under the FAS 157 hierarchy:

		Fair Value	Fair Value
		Measurements at	Measurements at
		June 20, 2009	June 20, 2009
		Using Significant	Using Significant
		Other Observable	Unobservable
	June 20,	Inputs	Inputs
	2009	(Level 2)	(Level 3)
	(In thousands)

Assets and Liabilities Measured on a Recurring Basis
Assets:
Foreign currency exchange contracts	$4,682	$4,682	$—
Bunker fuel contracts	2,765	2,765	—

	$7,447	$7,447	$—

Liabilities:
Foreign currency exchange contracts	$3,253	$3,253	$—
Interest rate swap	23,253	23,253	—
Cross currency swap	47,192	47,192	—

	$73,698	$73,698	$—

Assets Measured on a Nonrecurring Basis
Distrifruit assets	$10,037	$—	$10,037

Nonfinancial Items Measured at Fair Value on a Nonrecurring Basis

Nonfinancial assets such as goodwill and indefinite-lived intangible assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. Dole performed a goodwill and indefinite-lived intangible asset impairment analysis during the second quarter of 2009 and determined that its goodwill and indefinite-lived intangible assets were not impaired at June 20, 2009.

The goodwill and indefinite-lived intangible asset impairment analysis was performed using a combination of discounted cash flow models and market multiples. As discussed in Note 7, the fair value of the Distrifruit business was also determined based on a discounted cash flow model. The discounted cash flow models used estimates and assumptions including pricing and volume data, anticipated growth rates, profitability levels, tax rates and discount rates.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Credit Risk

The counterparties to the foreign currency and bunker fuel forward contracts and the interest rate and cross currency swaps consist of a number of major international financial institutions. Dole has established counterparty guidelines and regularly monitors its positions and the financial strength of these institutions. While counterparties to hedging contracts expose Dole to credit-related losses in the event of a counterparty’s non-performance, the risk would be limited to the unrealized gains on such affected contracts. Dole does not anticipate any such losses.

Fair Value of Debt

Dole estimates the fair value of its secured and unsecured notes and debentures based on current quoted market prices. The term loans are traded between institutional investors on the secondary loan market, and the fair values of the term loans are based on the last available trading price. The carrying value and estimated fair values of Dole’s debt is summarized below:

	June 20, 2009		January 3, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)

Secured and unsecured notes and debentures	$1,087,903	$1,091,559	$1,100,000	$809,400
Term loans	828,297	828,297	835,444	585,855

NOTE 15 — GUARANTOR FINANCIAL INFORMATION

In connection with the issuance of the 2011 Notes in March 2003 and the 2010 Notes in May 2003, all of Dole’s wholly-owned domestic subsidiaries (“Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, Dole’s obligations under the indentures related to such Notes and to Dole’s 2013 Debentures and 2014 Notes (the “Guarantees”). Each Guarantee is subordinated in right of payment to the Guarantors’ existing and future senior debt, including obligations under the senior secured credit facilities, and will rank pari passu with all senior subordinated indebtedness of the applicable Guarantor.

The accompanying guarantor consolidating financial information is presented on the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for Dole’s share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate to the elimination of investments in subsidiaries and associated intercompany balances and transactions as well as cash overdraft and income tax reclassifications.

The following are condensed consolidating statements of operations of Dole for the quarters and half years ended June 20, 2009 and June 14, 2008; condensed consolidating balance sheets as of June 20, 2009 and January 3, 2009; and condensed consolidating statements of cash flows for the half years ended June 20, 2009 and June 14, 2008.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended June 20, 2009

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$16,445	$741,287	$1,304,894	$(347,904)	$1,714,722
Cost of products sold	(13,852)	(669,486)	(1,154,323)	345,055	(1,492,606)

Gross margin	2,593	71,801	150,571	(2,849)	222,116
Selling, marketing and general and administrative expenses	(13,115)	(44,950)	(58,728)	2,849	(113,944)
Gain on asset sales	—	159	—	—	159

Operating income (loss)	(10,522)	27,010	91,843	—	108,331
Equity in subsidiary income	50,400	32,275	—	(82,675)	—
Other income (expense), net	137	—	(33,183)	—	(33,046)
Interest income	279	35	1,186	—	1,500
Interest expense	(31,132)	(25)	(19,085)	—	(50,242)

Income from continuing operations before income taxes and equity earnings	9,162	59,295	40,761	(82,675)	26,543
Income taxes	10,982	(9,324)	(10,621)	—	(8,963)
Equity in earnings of unconsolidated subsidiaries	1	(27)	3,303	—	3,277

Income from continuing operations	20,145	49,944	33,443	(82,675)	20,857
Income from discontinued operations, net of income taxes	—	—	265	—	265

Net income	20,145	49,944	33,708	(82,675)	21,122
Less: Net income attributable to noncontrolling interests	—	—	(977)	—	(977)

Net income attributable to Dole Food Company, Inc.	$20,145	$49,944	$32,731	$(82,675)	$20,145

For the Quarter Ended June 14, 2008

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$18,367	$803,391	$1,565,676	$(392,491)	$1,994,943
Cost of products sold	(18,167)	(750,569)	(1,382,254)	389,283	(1,761,707)

Gross margin	200	52,822	183,422	(3,208)	233,236
Selling, marketing and general and administrative expenses	(15,004)	(38,745)	(70,870)	3,208	(121,411)
Gain on asset sales	974	—	8,865	—	9,839

Operating income (loss)	(13,830)	14,077	121,417	—	121,664
Equity in subsidiary income	145,256	120,865	—	(266,121)	—
Other income (expense), net	—	—	23,653	—	23,653
Interest income	25	(106)	1,190	—	1,109
Interest expense	(27,163)	(158)	(13,924)	—	(41,245)

Income from continuing operations before income taxes and equity earnings	104,288	134,678	132,336	(266,121)	105,181
Income taxes	76,467	(762)	(6,128)	—	69,577
Equity in earnings of unconsolidated subsidiaries	(1)	(7)	2,341	—	2,333

Income from continuing operations	180,754	133,909	128,549	(266,121)	177,091
Income from discontinued operations, net of income taxes	—	10,072	(5,754)	—	4,318

Net income	180,754	143,981	122,795	(266,121)	181,409
Less: Net income attributable to noncontrolling interests	—	—	(655)	—	(655)

Net income attributable to Dole Food Company, Inc.	$180,754	$143,981	$122,140	$(266,121)	$180,754

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Half Year Ended June 20, 2009

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$31,596	$1,460,930	$2,497,605	$(678,819)	$3,311,312
Cost of products sold	(27,540)	(1,308,632)	(2,222,408)	673,255	(2,885,325)

Gross margin	4,056	152,298	275,197	(5,564)	425,987
Selling, marketing and general and administrative expenses	(24,057)	(85,477)	(107,380)	5,564	(211,350)
Gain on asset sales	—	10,093	6,700	—	16,793

Operating income (loss)	(20,001)	76,914	174,517	—	231,430
Equity in subsidiary income	181,002	118,749	—	(299,751)	—
Other income (expense), net	(441)	—	(10,653)	—	(11,094)
Interest income	535	68	2,533	—	3,136
Interest expense	(56,981)	(57)	(30,750)	—	(87,788)

Income from continuing operations before income taxes and equity earnings	104,114	195,674	135,647	(299,751)	135,684
Income taxes	18,852	(15,716)	(20,147)	—	(17,011)
Equity in earnings of unconsolidated subsidiaries	(1)	166	4,306	—	4,471

Income from continuing operations	122,965	180,124	119,806	(299,751)	123,144
Income from discontinued operations, net of income taxes	—	—	387	—	387
Gain on discontinued operations, net of income taxes	—	—	1,308	—	1,308

Net income	122,965	180,124	121,501	(299,751)	124,839
Less: Net income attributable to noncontrolling interests	—	—	(1,874)	—	(1,874)

Net income attributable to Dole Food Company, Inc.	$122,965	$180,124	$119,627	$(299,751)	$122,965

For the Half Year Ended June 14, 2008

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$36,063	$1,505,072	$2,874,048	$(691,895)	$3,723,288
Cost of products sold	(34,331)	(1,376,375)	(2,595,562)	685,876	(3,320,392)

Gross margin	1,732	128,697	278,486	(6,019)	402,896
Selling, marketing and general and administrative expenses	(30,497)	(83,059)	(131,978)	6,019	(239,515)
Gain on asset sales	974	—	10,669	—	11,643

Operating income (loss)	(27,791)	45,638	157,177	—	175,024
Equity in subsidiary income	155,647	97,516	—	(253,163)	—
Other income (expense), net	—	—	(5,058)	—	(5,058)
Interest income	87	85	2,706	—	2,878
Interest expense	(55,074)	(539)	(29,129)	—	(84,742)

Income from continuing operations before income taxes and equity earnings	72,869	142,700	125,696	(253,163)	88,102
Income taxes	78,944	1,470	(20,214)	—	60,200
Equity in earnings of unconsolidated subsidiaries	(4)	156	3,184	—	3,336

Income from continuing operations	151,809	144,326	108,666	(253,163)	151,638
Income (loss) from discontinued operations, net of income taxes	—	10,467	(8,970)	—	1,497

Net income	151,809	154,793	99,696	(253,163)	153,135
Less: Net income attributable to noncontrolling interests	—	—	(1,326)	—	(1,326)

Net income attributable to Dole Food Company, Inc.	$151,809	$154,793	$98,370	$(253,163)	$151,809

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 20, 2009

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

ASSETS
Cash and cash equivalents	$16,156	$—	$92,359	$(596)	$107,919
Receivables, net of allowances	414,658	128,698	551,200	(290,659)	803,897
Inventories	6,137	257,288	462,574	—	725,999
Prepaid expenses	9,459	11,290	55,891	—	76,640
Deferred income tax assets	18,891	25,566	—	(22,277)	22,180
Assets held-for-sale	72,526	6,465	15,391	—	94,382

Total current assets	537,827	429,307	1,177,415	(313,532)	1,831,017
Restricted deposits	—	—	6,070	—	6,070
Investments	2,426,100	1,944,617	75,979	(4,370,159)	76,537
Property, plant and equipment, net	162,067	265,176	589,819	—	1,017,062
Goodwill	—	131,818	274,722	—	406,540
Intangible assets, net	689,614	16,720	7,589	—	713,923
Other assets, net	65,240	7,767	99,684	—	172,691

Total assets	$3,880,848	$2,795,405	$2,231,278	$(4,683,691)	$4,223,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$4,676	$432,079	$361,990	$(313,532)	$485,213
Liabilities held-for-sale	—	—	2,115	—	2,115
Accrued liabilities	60,835	162,305	193,782	—	416,922
Current portion of long-term debt	381,181	270	9,445	—	390,896
Notes payable	—	—	44,140	—	44,140

Total current liabilities	446,692	594,654	611,472	(313,532)	1,339,286
Intercompany payables (receivables)	1,570,762	(304,127)	(1,266,635)	—	—
Long-term debt	857,671	3,375	714,979	—	1,576,025
Deferred income tax liabilities	202,328	7,926	47,258	—	257,512
Other long-term liabilities	275,115	39,281	181,166	—	495,562
Equity attributable to Dole Food Company, Inc.	528,280	2,454,296	1,915,863	(4,370,159)	528,280
Equity attributable to noncontrolling interests	—	—	27,175	—	27,175

Total shareholders’ equity	528,280	2,454,296	1,943,038	(4,370,159)	555,455

Total liabilities and shareholders’ equity	$3,880,848	$2,795,405	$2,231,278	$(4,683,691)	$4,223,840

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Half Year Ended June 20, 2009

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$202,273	$(49,388)	$45,583	$10,846	$209,314

INVESTING ACTIVITIES
Cash received from sales of assets and businesses, net of cash disposed	—	46,512	12,796	—	59,308
Capital additions	(1,525)	(5,128)	(18,283)	—	(24,936)
Restricted deposits	—	—	(6,070)	—	(6,070)
Repurchase of common stock in going-private merger transaction	(49)	—	—	—	(49)

Cash flow provided by (used in) investing activities	(1,574)	41,384	(11,557)	—	28,253

FINANCING ACTIVITIES
Short-term debt repayments, net of borrowings	620	8,026	(9,400)	—	(754)
Long-term debt borrowings, net of debt issuance costs	829,704	—	(4,526)	—	825,178
Long-term debt repayments	(1,031,678)	(22)	(7,472)	—	(1,039,172)
Dividends paid to noncontrolling interests	—	—	(4,955)	—	(4,955)

Cash flow provided by (used in) financing activities	(201,354)	8,004	(26,353)	—	(219,703)

Effect of foreign currency exchange rate changes on cash	—	—	(774)	—	(774)

Increase (decrease) in cash and cash equivalents	(655)	—	6,899	10,846	17,090
Cash and cash equivalents at beginning of period	16,811	—	85,460	(11,442)	90,829

Cash and cash equivalents at end of period	$16,156	$—	$92,359	$(596)	$107,919

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Half Year Ended June 14, 2008

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$(1,625)	$24,460	$(25,417)	$—	$(2,582)

INVESTING ACTIVITIES
Cash received from sales of assets and businesses, net of cash disposed	982	41	30,953	—	31,976
Capital additions	(91)	(10,442)	(24,779)	—	(35,312)
Repurchase of common stock in going-private merger transaction	(137)	—	—	—	(137)

Cash flow provided by (used in) investing activities	754	(10,401)	6,174	—	(3,473)

FINANCING ACTIVITIES
Short-term debt repayments, net of borrowings	—	(14,036)	(774)	4,814	(9,996)
Long-term debt borrowings, net of debt issuance costs	603,800	—	49	—	603,849
Long-term debt repayments	(601,325)	(23)	(5,877)	—	(607,225)
Dividends paid to noncontrolling interests	—	—	(1,194)	—	(1,194)

Cash flow provided by (used in) financing activities	2,475	(14,059)	(7,796)	4,814	(14,566)

Effect of foreign currency exchange rate changes on cash	—	—	916	—	916

Increase (decrease) in cash and cash equivalents	1,604	—	(26,123)	4,814	(19,705)
Cash and cash equivalents at beginning of period	16,424	—	95,801	(15,164)	97,061

Cash and cash equivalents at end of period	$18,028	$—	$69,678	$(10,350)	$77,356

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

Significant highlights for Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) for the quarter and half year ended June 20, 2009 were as follows:

•	Dole reduced its total net debt outstanding by $145 million during the second quarter of 2009. Total net debt is defined as total debt less cash and cash equivalents. Over the last five quarters, Dole reduced its total net debt outstanding by $480 million, or 20%, as a result of monetizing non-core assets, cost cutting initiatives and improved earnings. Net debt at the end of the second quarter of 2009 was $1.9 billion and there were no amounts outstanding under the asset based revolving credit facility (“ABL revolver”).

•	Cash flows provided by operating activities for the first half of 2009 were $209.3 million compared to cash flows used in operating activities of $2.6 million. Cash flows provided by operating activities increased primarily due to higher operating income and better working capital management.

•	Net revenues for the second quarter of 2009 were $1.7 billion compared to $2 billion in the second quarter of 2008. The primary reasons for the decrease were the sale of our JP Fresh and Dole France ripening and distribution subsidiaries (“divested businesses”), and unfavorable foreign currency exchange movements in selling locations.

•	Excluding the net impact of unrealized hedging activity and gains on asset sales, operating income totaled $107.1 million in the second quarter of 2009, an improvement of $5.8 million, or 6%, over the second quarter of 2008. Excluding the net impact of unrealized hedging activity and gains on asset sales, operating income totaled $200.8 million for the first half of 2009, an increase of 29% over the first half of 2008.

•	During the second quarter of 2009, fresh fruit earnings excluding unrealized hedging activity and gains on asset sales were $103 million, an improvement of approximately $1 million compared to strong 2008 operating results. Favorable market pricing worldwide offset increases in costs due to unfavorable weather conditions in Latin America.

•	Excluding the net impact of unrealized hedging activity, packaged foods operating performance improved by $9.5 million during the second quarter of 2009. Earnings grew due to improved pricing and lower product and distribution costs.

•	Packaged salads operating results in the second quarter of 2009 improved over the prior year as improved utilization and more efficient distribution were offset by increased marketing, general and administrative expenditures. Commodity vegetables earnings decreased over the prior year mainly due to lower pricing for celery and strawberries.

•	During the third quarter of 2009, Dole signed letters of intent to sell certain operating properties in Latin America for approximately $68 million. Dole anticipates that the sales of these properties will not have a significant impact on ongoing earnings.

•	There were also favorable developments in legal proceedings:

•	On June 17, 2009, Los Angeles Superior Court Judge Chaney dismissed with prejudice two remaining lawsuits brought on behalf of Nicaraguan plaintiffs who had falsely claimed they were sterile as a result of exposure to DBCP on Dole-contracted Nicaraguan banana farms, finding that the plaintiffs, and certain of their attorneys, fabricated their claims, engaged in a long-running conspiracy to commit a fraud on the court, used threats of violence to frighten witnesses and suppress the truth, and conspired with corrupt Nicaraguan judges, depriving Dole and the other companies of due process.

•	On June 9, 2009, the First Circuit Court of Hawaii dismissed the Patrickson case, which had involved ten plaintiffs from Honduras, Costa Rica, Ecuador and Guatemala, finding that their DBCP claims were time-barred by the statute of limitations.

•	In seven cases pending in Los Angeles involving 672 claimants from Ivory Coast, where Dole did not operate when DBCP was in use, on July 17, 2009, plaintiffs’ counsel filed a motion to withdraw as counsel of record in response to a witness who has come forward alleging fraud.

•	On July 7, 2009, the California Second District Court of Appeals issued an order to show cause why the $1.58 million judgment issued against Dole in 2008 should not be vacated and judgment be entered in defendants’ favor on the grounds that the judgment was procured through fraud.

Results of Operations

Selected results of operations for the quarters and half years ended June 20, 2009 and June 14, 2008 were as follows:

	Quarter Ended		Half Year Ended
	June 20,	June 14,	June 20,	June 14,
	2009	2008	2009	2008
	(In thousands)

Revenues, net	$1,714,722	$1,994,943	$3,311,312	$3,723,288
Operating income	108,331	121,664	231,430	175,024
Other income (expense), net	(33,046)	23,653	(11,094)	(5,058)
Interest expense	(50,242)	(41,245)	(87,788)	(84,742)
Income taxes	(8,963)	69,577	(17,011)	60,200
Income from discontinued operations, net of income taxes	265	4,318	387	1,497
Gain on disposal of discontinued operations, net of income taxes	—	—	1,308	—
Net income attributable to Dole Food Company, Inc.	20,145	180,754	122,965	151,809

Revenues

For the quarter ended June 20, 2009, revenues decreased 14% to $1.7 billion from $2 billion for the quarter ended June 14, 2008. Excluding second quarter 2008 sales from Dole’s divested businesses, sales decreased 9%. Lower sales were reported in all of Dole’s three operating segments. The decrease in fresh fruit sales was attributable to lower sales in the European ripening and distribution business and Chilean deciduous fruit operations. Fresh vegetables sales decreased due to lower pricing for celery and strawberries and lower volumes sold of romaine lettuce and packaged salads. Packaged foods sales decreased due to lower worldwide volumes sold of FRUIT BOWLS®, fruit in jars and frozen fruit. Net unfavorable foreign currency exchange movements in Dole’s selling locations resulted in lower revenues of approximately $98 million. These decreases were partially offset by higher sales of bananas resulting from higher local pricing worldwide and improved volumes sold in North America and Asia.

For the half year ended June 20, 2009, revenues decreased 11% to $3.3 billion from $3.7 billion for the half year ended June 14, 2008. Lower sales were reported in all three of Dole’s operating segments. The decrease in fresh fruit, fresh vegetables and packaged foods revenues was due primarily to the same factors that impacted the quarter. Net unfavorable foreign currency exchange movements in Dole’s selling locations resulted in lower revenues of approximately $182 million.

Operating Income

For the quarter ended June 20, 2009, operating income was $108.3 million compared to $121.7 million for the quarter ended June 14, 2008. Excluding the net impact of unrealized hedging activity and gains on asset sales of $19.2 million, operating income in the second quarter of 2009 improved $5.8 million, or 6%, over the second quarter of 2008. The fresh fruit and packaged foods operating segments reported higher operating income. Fresh fruit results increased as a result of improved operating performance in the Chilean deciduous fruit business and in the Asia fresh pineapple operations. These improvements were partially offset by lower earnings in Dole’s banana operations worldwide. Banana earnings were impacted by higher product costs due to adverse weather conditions in Latin America. Packaged foods reported higher earnings as a result of improved pricing, lower product costs attributable to lower commodity costs (tinplate and plastic) and favorable foreign currency movements in Thailand and the Philippines, where product is sourced. In addition, shipping and distribution costs decreased. Fresh vegetables reported lower earnings due to lower pricing in the North America commodity vegetables business.

For the half year ended June 20, 2009, operating income increased to $231.4 million from $175 million for the half year ended June 14, 2008. Excluding the net impact of unrealized hedging activity and gains on asset sales of $11.8 million, operating income for the first half of 2009 improved to $201 million, an increase of 29% over the first half of 2008. All three of Dole’s operating segments reported improved operating income. Fresh fruit operating results increased primarily as a result of higher pricing in Dole’s North America banana and Asia banana and fresh pineapple operations as well as lower product costs in the Chilean deciduous fruit business. Fresh vegetables reported higher earnings due to improved operating performance in the packaged salads business. In addition, fresh vegetables operating income also benefited from a gain of $9.2 million on the sale of property in California. Packaged foods operating income increased due to higher earnings worldwide as well as from lower selling and general and administrative expenses. In addition, packaged foods product costs benefited from favorable currency movements in Thailand and the Philippines.

Other Income (Expense), Net

For the quarter ended June 20, 2009, other income (expense), net was an expense of $33 million compared to income of $23.7 million in the prior year. The change was primarily due to an increase in unrealized losses of $43.4 million generated on Dole’s cross currency swap and $13.1 million generated on Dole’s foreign denominated debt obligations.

For the half year ended June 20, 2009, other income (expense), net was an expense of $11.1 million compared to an expense of $5.1 million for the half year ended June 14, 2008. The change was due to unrealized losses of $6.5 million generated on Dole’s foreign denominated debt obligations and a $5.2 million write-off of debt issuance costs associated with Dole’s March 2009 amendment of its senior secured credit facilities. These factors were partially offset by a decrease in unrealized losses of $6.7 million generated on the cross currency swap.

Interest Expense

Interest expense for the quarter ended June 20, 2009 was $50.2 million compared to $41.2 million for the quarter ended June 14, 2008. Interest expense for the half year ended June 20, 2009 was $87.8 million compared to $84.7 million for the half year ended June 14, 2008. Interest expense for both periods increased primarily as a result of higher borrowing rates resulting from Dole’s March 2009 refinancing transaction.

Income Taxes

Dole recorded $17 million of income tax expense on $135.7 million of pretax income from continuing operations for the half year ended June 20, 2009. Income tax expense included interest expense of $1.2 million (net of associated income tax benefits of approximately $0.3 million) related to Dole’s unrecognized tax benefits. An income tax benefit of $60.2 million was recorded for the half year ended June 14, 2008 which included $61.1 million for the favorable settlement of the federal income tax audit for the years 1995 to 2001. Excluding the impact of the favorable settlement, income tax expense was $0.9 million which included interest expense of $2.1 million (net of associated income tax benefits of approximately $0.7 million) related to Dole’s unrecognized tax benefits. Dole’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions.

Under Accounting Principles Board Opinion No. 28, Interim Financial Reporting (“APB 28”), and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods (“FIN 18”), Dole is required to adjust its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. Applying the provisions of APB 28 and FIN 18 could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

For the periods presented, Dole’s income tax provision differs from the U.S. federal statutory rate applied to Dole’s pretax income primarily due to operations in foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate offset by the accrual for uncertain tax positions.

Segment Results of Operations

Dole has three reportable operating segments: fresh fruit, fresh vegetables and packaged foods. These reportable segments are managed separately due to differences in their products, production processes, distribution channels and customer bases.

Management evaluates and monitors segment performance primarily through, among other measures, earnings before interest expense and income taxes (“EBIT”). EBIT is calculated by adding interest expense and income taxes to income from continuing operations. Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to Dole as a whole. EBIT is not defined under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered in isolation or as a substitute for net income or cash flow measures prepared in accordance with GAAP or as a measure of Dole’s profitability. Additionally, Dole’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate EBIT in the same fashion.

Revenues from external customers and EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended		Half Year Ended
	June 20,	June 14,	June 20,	June 14,
	2009	2008	2009	2008
	(In thousands)

Revenues from external customers:
Fresh fruit	$1,221,433	$1,466,922	$2,343,415	$2,695,450
Fresh vegetables	258,087	279,643	491,529	510,672
Packaged foods	234,892	248,118	475,742	516,623
Corporate	310	260	626	543

	$1,714,722	$1,994,943	$3,311,312	$3,723,288

	Quarter Ended		Half Year Ended
	June 20,	June 14,	June 20,	June 14,
	2009	2008	2009	2008
	(In thousands)

EBIT:
Fresh fruit	$96,466	$131,266	$195,288	$184,153
Fresh vegetables	(3,509)	1,531	12,964	(1,939)
Packaged foods	23,998	6,814	45,888	30,999

Total operating segments	116,955	139,611	254,140	213,213
Corporate:
Unrealized gain (loss) on cross currency swap	(24,419)	19,001	(6,703)	(13,353)
Operating and other expenses	(12,474)	(9,853)	(19,494)	(23,680)

Corporate	(36,893)	9,148	(26,197)	(37,033)
Interest expense	(50,242)	(41,245)	(87,788)	(84,742)
Income taxes	(8,963)	69,577	(17,011)	60,200

Income from continuing operations	$20,857	$177,091	$123,144	$151,638

Fresh Fruit

Fresh fruit revenues for the quarter ended June 20, 2009 decreased 17% to $1.2 billion from $1.5 billion for the quarter ended June 14, 2008. Excluding second quarter 2008 sales from Dole’s divested businesses in the European ripening and distribution operations, fresh fruit revenues decreased 10% during the second quarter of 2009. The decrease in fresh fruit sales was attributable to lower sales in Dole’s European ripening and distribution operations as a result of unfavorable euro and Swedish krona foreign currency exchange movements and lower volumes sold in Germany due to current economic conditions. In addition, sales in the Chilean deciduous business decreased due to lower pricing of product sold in Latin America and Europe. Overall, bananas sales increased as a result of improved local pricing worldwide partially offset by a reduction in volumes sold in Europe. Fresh fruit revenues for the half year ended June 20, 2009 decreased 13% to $2.3 billion from $2.7 billion for the half year ended June 14, 2008. Excluding first half 2008 sales from Dole’s divested businesses, fresh fruit revenues during the first half of 2009 decreased 5%. The change in revenue for the first half of the year was mainly due to the same factors that impacted sales during the second quarter. Net unfavorable foreign currency exchange movements in Dole’s foreign selling locations resulted in lower revenues of approximately $95 million and $173 million during the second quarter and half year of 2009, respectively.

Fresh fruit EBIT for the quarter ended June 20, 2009 decreased to $96.5 million from $131.3 million for the quarter ended June 14, 2008. Excluding the net impact of unrealized hedging activity, unrealized losses on Dole’s pound sterling denominated vessel loan and gains on asset sales which totaled $36 million, EBIT in the second quarter of 2009 improved $1 million. Higher earnings in Chile’s deciduous fruit operations resulted from improved farm margins and lower product costs due in part to favorable currency exchange movements in the Chilean peso. Earnings in the fresh pineapples business increased primarily as a result of improved operating performance in Asia. In addition, EBIT in the European banana business improved due to lower shipping and marketing and general administrative expenses. These improvements were partially offset by lower earnings in Dole’s banana operations in North America and Asia. The decrease in banana EBIT was largely driven by adverse weather conditions in Latin America which impacted production yields and resulted in significantly higher fruit costs. Higher fruit costs were partially offset by higher local pricing worldwide. Fresh fruit EBIT for the half year ended June 20, 2009 increased to $195.3 million from $184.2 million for the half year ended June 14, 2008. Excluding the net impact of unrealized hedging activity, unrealized losses on Dole’s pound sterling denominated vessel loan and gains on asset sales of $9 million, EBIT in the first half of 2009 improved $20 million or 12% over the first half of 2008. EBIT increased primarily due to improved earnings in the Chilean deciduous fruit operations and in Asia’s banana and fresh pineapple operations. If foreign currency exchange rates in Dole’s significant fresh fruit foreign operations during the quarter and half year ended June 20, 2009 had remained unchanged from those experienced during the quarter and half year ended June 14, 2008, Dole estimates that fresh fruit EBIT would have been higher by approximately $8 million and $14 million, respectively.

Fresh Vegetables

Fresh vegetables revenues for the quarter ended June 20, 2009 decreased 8% to $258.1 million from $279.6 million for the quarter ended of June 14, 2008. Sales decreased in both Dole’s North America commodity vegetable business as well as in packaged salads. Lower sales in the North America commodity vegetable business resulted from lower pricing for celery and lower volumes sold of romaine lettuce partially offset by higher sales of strawberries. Sales in the packaged salads operations decreased primarily due to lower volumes sold and a change in product mix resulting from a shift of purchases from higher to lower priced products. Fresh vegetables revenues for the half year ended June 20, 2009 decreased 4% to $491.5 million from $510.7 million for the half year ended June 14, 2008. The change in revenues for the first half of the year was mainly due to the same factors that impacted sales during the second quarter.

Fresh vegetables EBIT for the quarter ended June 20, 2009 decreased to a loss of $3.5 million from EBIT of $1.5 million for the quarter ended June 14, 2008. Excluding a workers compensation reserve adjustment of $7 million recorded in the prior year, EBIT improved $2 million in the second quarter of 2009 to a loss of $3.5 million. This improvement was primarily due to higher earnings in the packaged salads operations as a result of improved utilization and more efficient distribution. The North America commodity vegetable business had lower earnings due to lower pricing and higher strawberry growing costs. Fresh vegetables EBIT for the half year ended June 20, 2009 increased to $13 million from a loss of $1.9 million for the half year ended June 14, 2008. Excluding a gain of $9.2 million on property sold in California in the first quarter of 2009 and the workers compensation reserve adjustments recorded in the prior year, EBIT increased $12.7 million to $3.8 million in the half year ended June 20, 2009 from a loss of $8.9 million in the prior year. The increase in EBIT was primarily due to higher earnings in the packaged salads business from continued operating efficiencies. EBIT in the North America commodity vegetables business also increased due to improved pricing for iceberg and romaine lettuce.

Packaged Foods

Packaged foods revenues for the quarter ended June 20, 2009 decreased 5% to $234.9 million from $248.1 million for the quarter ended June 14, 2008. The decrease in revenues was primarily due to lower worldwide volumes sold of FRUIT BOWLS, fruit in jars and frozen fruit. Lower volumes were due in part to a contraction in the overall total packaged fruit category attributable to current economic conditions. In addition, price increases have also impacted volumes. Packaged foods revenues for the half year ended June 20, 2009 decreased 8% to $475.7 million from $516.6 million for the half year ended June 14, 2008. The change in revenues for the first half of the year was mainly due to the same factors that impacted sales during the second quarter.

EBIT in the packaged foods segment for the quarter ended June 20, 2009 increased to $24 million from $6.8 million for the quarter ended June 14, 2008. Excluding the net impact of unrealized hedging activity, EBIT increased $9.6 million during the second quarter of 2009 over 2008. The increase in EBIT was attributable to improved pricing and lower product and shipping and distribution costs. Lower product costs benefited from lower commodity costs (tinplate and plastics) as well as favorable foreign currency movements in Thailand and the Philippines, where product is sourced. Lower shipping and distribution costs resulted from lower fuel prices. EBIT for the half year ended June 20, 2009 increased to $45.9 million from $31 million. The increase in EBIT was attributable to improved earnings worldwide and lower selling, general and administrative expenses. For the first half of 2009, the net change from unrealized foreign currency hedging activity benefited EBIT by $2 million. If foreign currency exchange rates in Dole’s packaged foods foreign operations during the quarter and half year ended June 20, 2009 had remained unchanged from those experienced during the quarter and half year ended June 14, 2008, Dole estimates that packaged foods EBIT would have been lower by approximately $7 million and $9 million, respectively.

Corporate

Corporate EBIT was a loss of $36.9 million for the quarter ended June 20, 2009 compared to income of $9.1 million for the quarter ended June 14, 2008. The decrease in EBIT was primarily due to unrealized losses generated on the cross currency swap of $24.4 million compared to unrealized gains generated in the prior year of $19 million. In addition, EBIT in 2009 was impacted by unrealized losses on foreign denominated borrowings of $4 million. Corporate EBIT was a loss of $26.2 million for the half year ended June 20, 2009 compared to a loss of $37 million for the half year ended June 14, 2008. The improvement in EBIT was primarily due to a decrease in unrealized losses of $6.7 million generated on the cross currency swap, lower levels of general and administrative expenditures and unrealized gains of $1.6 million on foreign denominated borrowings, partially offset by the write-off of deferred debt issuance costs of $5.2 million associated with the March 2009 amendment of Dole’s senior secured credit facilities.

Discontinued Operations

During the second quarter of 2008, Dole approved and committed to a formal plan to divest its fresh-cut flowers operations. The first phase of the Flowers transaction was completed during the first quarter of 2009. In addition, during the fourth quarter of 2007, Dole approved and committed to a formal plan to divest its citrus and pistachio operations (“Citrus”) located in central California. The operating results of Citrus were included in the fresh fruit operating segment. The sale of Citrus was completed during the third quarter of 2008.

The operating results of fresh-cut flowers and Citrus for the quarters and half years ended June 20, 2009 and June 14, 2008 are reported in the following table:

	Quarter Ended	Quarter Ended
	June 20, 2009	June 14, 2008
	Fresh-Cut	Fresh-Cut
	Flowers	Flowers	Citrus	Total
	(In thousands)

Revenues	$401	$29,063	$3,148	$32,211

Income (loss) before income taxes	$315	$(5,896)	$(294)	$(6,190)
Income taxes	(50)	10,396	112	10,508

Income (loss) from discontinued operations, net of income taxes	$265	$4,500	$(182)	$4,318

	Half Year Ended	Half Year Ended
	June 20, 2009	June 14, 2008
	Fresh-Cut	Fresh-Cut
	Flowers	Flowers	Citrus	Total
	(In thousands)

Revenues	$3,181	$62,879	$5,020	$67,899

Income (loss) before income taxes	$474	$(9,037)	$(251)	$(9,288)
Income taxes	(87)	10,691	94	10,785

Income (loss) from discontinued operations, net of income taxes	$387	$1,654	$(157)	$1,497

Gain on disposal of discontinued operations, net of income taxes	$1,308	$—	$—	$—

Fresh-Cut Flowers

Fresh-cut flowers income before income taxes for the half year ended June 20, 2009 increased to $0.5 million from a loss of $9 million for the half year ended June 14, 2008. As a result of the January 16, 2009 close of the first phase of the Flowers transaction, fresh-cut flowers operating results for the half year of 2009 consisted of only two weeks of operations compared to twelve weeks during 2008. In connection with the sale, Dole received cash proceeds of $21 million and recorded a note receivable of $8.3 million, which is due January 2011. Dole recorded a gain of $1.3 million on the sale.

Liquidity and Capital Resources

For the half year ended June 20, 2009, cash flows provided by operating activities were $209.3 million compared to cash flows used in operating activities of $2.6 million for the half year ended June 14, 2008. Cash flows provided by operating activities increased $211.9 million primarily due to higher operating income and better working capital management. Working capital improved due to better collections of receivables and lower levels of crop inventory. These improvements were partially offset by lower levels of accounts payable and accrued liabilities due in part to the timing of payments.

Cash flows provided by investing activities were $28.3 million for the half year ended June 20, 2009, compared to cash flows used in investing activities of $3.5 million for the half year ended June 14, 2008. The change during 2009 was primarily due to an increase in cash proceeds received on asset sales and lower levels of capital expenditures.

Cash flows used in financing activities were $219.7 million for the half year ended June 20, 2009, compared to cash flows used in financing activities of $14.6 million for the half year ended June 14, 2008. As a result of improved earnings and proceeds received from asset sales during the first half of 2009, Dole repaid $150.5 million under the ABL revolver and $17 million of the 7.25% senior notes due June 2010 (“2010 Notes”). In addition, Dole repaid all of the outstanding 8.625% senior notes due 2009 (“2009 Notes”) and issued 13.875% senior secured notes due March 2014 (“2014 Notes”), resulting in a net repayment of $20 million. Dole also incurred $18 million of debt issuance costs associated with its March 2009 refinancing transaction.

As of June 20, 2009, Dole had a cash balance of $107.9 million and an ABL revolver borrowing base of $320 million. After taking into account approximately $76.4 million of outstanding letters of credit issued under the ABL revolver, Dole had approximately $243.6 million available for borrowings as of June 20, 2009. Amounts outstanding under the term loan facilities were $828.3 million at June 20, 2009. In addition, Dole had approximately $97 million of letters of credit and bank guarantees outstanding under its $100 million pre-funded letter of credit facility at June 20, 2009.

On April 30, 2009, Dole obtained letters of credit to support a bank guarantee issued to the European Commission in connection with their Decision that imposed a fine on Dole. These letters of credit were issued under the ABL revolver and the pre-funded letter of credit facility.

During the second quarter of 2009, Dole reclassified to current liabilities $400 million of its 2010 Notes. During the second quarter of 2009, Dole’s Board of Directors authorized the repurchase of up to $95 million of the 2010 Notes. Dole subsequently repurchased $17 million and $20 million of the 2010 Notes during the second and third quarters of 2009, respectively.

Dole’s current plan is to offer senior secured notes during the third quarter of 2009. Dole plans to use the net proceeds from this offering, together with cash on hand and/or borrowings under the revolving credit facility, to redeem the bulk of the outstanding 2010 notes. Dole intends to redeem or repurchase any remaining 2010 notes during the third and/or fourth quarters of 2009 with cash on hand and/or borrowings under the revolver credit facility. A failure by Dole to timely redeem, repurchase or repay the 2010 Notes at or before maturity could lead to an event of default which would have a material adverse effect on Dole’s business, financial condition and results of operations.

On June 22, 2009, Dole declared a dividend of $15 million to its parent, DHM Holding Company, Inc. Dole paid $7.5 million on June 23, 2009 and $2.5 million on July 20, 2009, and expects to pay the remaining $5.0 million prior to August 31, 2009. As a result of this dividend, Dole does not at present have the ability to declare future dividends under the terms of its senior notes indentures and senior secured credit facilities.

Dole believes that available borrowings under the revolving credit facility and subsidiaries’ uncommitted lines of credit, together with its existing cash balances, future cash flow from operations, planned asset sales and access to capital markets will enable it to meet its working capital, capital expenditure, debt maturity and other commitments and funding requirements. Management’s plan is dependent upon the occurrence of future events which will be impacted by a number of factors including the availability of refinancing, the general economic environment in which Dole operates, Dole’s ability to generate cash flows from its operations, and its ability to attract buyers for assets being marketed for sale. Factors impacting Dole’s cash flow from operations include such items as commodity prices, interest rates and foreign currency exchange rates, among other things, as more fully set forth in “Risk Factors” elsewhere in this Form 10-Q.

During the first quarter of 2009, Dole completed the sale and issuance of the 2014 Notes with a $350 million aggregate principal amount at a discount of $25 million. The 2014 Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (“Securities Act”) and to persons outside the United States in compliance with Regulation S under the Securities Act. The sale was exempt from the registration requirements of the Securities Act. Interest on the 2014 Notes will be paid semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2009. The 2014 Notes have the benefit of a lien on certain U.S. assets of Dole that is junior to the liens of Dole’s senior secured credit facilities (revolving credit and term loan facilities), and are senior obligations of Dole ranking equally with Dole’s existing senior debt. Dole used the net proceeds from this offering, together with cash on hand and/or borrowings under the revolving credit facility, to purchase all of the tendered 2009 Notes and to irrevocably deposit with the trustee of the 2009 Notes funds that were used to repay the remaining outstanding 2009 Notes at maturity on May 1, 2009.

In connection with these refinancing transactions, Dole amended its senior secured credit facilities, which amendments, among other things, permitted the issuance of new secured debt securities, increased the interest rate on the term loan and revolving credit facilities and added a leverage maintenance covenant.

As a result of the issuance of the 2014 Notes and amendment to the senior secured credit facilities during March 2009, interest rates on these instruments increased significantly as compared to the interest rates as they existed prior to the new debt issuance and amendments. The interest rate on the 2014 Notes is 13.875%, compared to 8.625% on the 2009 Notes. The interest rate on the ABL revolver and term loan facilities increased by approximately 1.75% and 5%, respectively, as a result of the amendment.

Other Matters

Recently Issued and Adopted Accounting Pronouncements:  See Note 2 to the condensed consolidated financial statements for information regarding Dole’s adoption of new accounting pronouncements.

European Union (“EU”) Banana Import Regime:  On January 1, 2006, the EU implemented a “tariff only” import regime for bananas. The 2001 Understanding on Bananas between the European Communities and the United States required the EU to implement a tariff only banana import system by this date.

Banana imports from Latin America are currently subject to a tariff of 176 euro per metric ton for entry into the EU market. Under the EU’s previous banana regime, banana imports from Latin America were subject to a tariff of 75 euro per metric ton and were also subject to import license requirements and volume quotas. License requirements and volume quotas had the effect of limiting access to the EU banana market.

Although all Latin bananas are subject to a tariff of 176 euro per metric ton under the “tariff only” regime, the EU had allowed up to 775,000 metric tons of bananas from African, Caribbean, and Pacific (“ACP”) countries to be imported annually into the EU duty-free. This preferential treatment of a zero tariff on up to 775,000 metric tons of ACP banana imports, as well as the 176 euro per metric ton tariff applied to Latin banana imports, was challenged by Panama, Honduras, Nicaragua, and Colombia in consultation proceedings at the World Trade Organization (“WTO”). In addition, both Ecuador and the United States formally requested the WTO Dispute Settlement Body (“DSB”) to appoint panels to review the matter.

The DSB issued final and definitive written rulings in favor of Ecuador and the United States on November 27, 2008, concluding that the 176 euro per metric ton tariff is inconsistent with WTO trade rules. The DSB also considered that the prior duty-free tariff reserved for ACP countries was inconsistent with WTO trade rules but also recognized that, with the current entry into force of Economic Partnership Agreements between the EU and ACP countries, ACP bananas now may have duty-free, quota-free access to the EU market.

Dole expects that the current tariff applied to Latin banana imports will be lowered in order that the EU may comply with these DSB rulings and with the WTO trade rules. The DSB rulings did not indicate the amount the EU banana tariff should be lowered, and Dole encourages a timely resolution through negotiations among the EU, the U.S., and the Latin banana producing countries. Press reports indicate that the EU desires to reach resolution on the tariff by the end of August 2009; however the Latin banana producing countries and the EU have not yet agreed on the amount or specific timetable for any proposed resolution. Without such specifics, Dole cannot yet determine what potential effects this outcome will have for Dole. Notwithstanding, Dole strongly supports the continued efforts to resolve this dispute and believes that the EU banana tariff, once lowered, will be a favorable result for Dole.

Derivative Instruments and Hedging Activities:  Dole uses derivative instruments to hedge against fluctuations in interest rates, foreign currency exchange rate movements and bunker fuel prices. Dole does not utilize derivatives for trading or other speculative purposes.

All of Dole’s derivative instruments, with the exception of the interest rate swap, are not designated as effective hedges of cash flows as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“FAS 133”). As a result, all changes in fair value of Dole’s derivative financial instruments are reflected in Dole’s condensed consolidated statements of operations. The interest rate swap is accounted for as a cash flow hedge under FAS 133 and accordingly, unrealized gains or losses are recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.

Unrealized gains (losses) on Dole’s foreign currency and bunker fuel hedges and the cross currency swap by reporting segment were as follows:

	Quarter Ended June 20, 2009				Quarter Ended June 14, 2008
	Foreign	Bunker	Cross		Foreign	Bunker	Cross
	Currency	Fuel	Currency		Currency	Fuel	Currency
	Hedges	Hedges	Swap	Total	Hedges	Hedges	Swap	Total
	(In thousands)

Fresh fruit	$(2,357)	$3,101	$—	$744	$14,192	$3,613	$—	$17,805
Packaged foods	346	—	—	346	(7,224)	—	—	(7,224)
Corporate	—	—	(24,419)	(24,419)	—	—	19,001	19,001

	$(2,011)	$3,101	$(24,419)	$(23,329)	$6,968	$3,613	$19,001	$29,582

	Half Year Ended June 20, 2009				Half Year Ended June 14, 2008
	Foreign	Bunker	Cross		Foreign	Bunker	Cross
	Currency	Fuel	Currency		Currency	Fuel	Currency
	Hedges	Hedges	Swap	Total	Hedges	Hedges	Swap	Total
	(In thousands)

Fresh fruit	$6,993	$6,342	$—	$13,335	$4,237	$4,051	$—	$8,288
Packaged foods	498	—	—	498	(1,062)	—	—	(1,062)
Corporate	—	—	(6,703)	(6,703)	—	—	(13,353)	(13,353)

	$7,491	$6,342	$(6,703)	$7,130	$3,175	$4,051	$(13,353)	$(6,127)

For information regarding Dole’s derivative instruments and hedging activities, refer to Note 13 to the condensed consolidated financial statements.

Supplemental Financial Information

The following financial information has been presented, as management believes that it is useful information to some readers of Dole’s condensed consolidated financial statements:

	June 20,	January 3,
	2009	2009
	(In thousands)

Balance Sheet Data:
Total working capital (current assets less current liabilities)	$491,731	$531,047
Total assets	$4,223,840	$4,364,619
Total debt	$2,011,061	$2,204,093
Total shareholders’ equity	$555,455	$433,159

	Quarter Ended		Half Year Ended
	June 20,	June 14,	June 20,	June 14,
	2009	2008	2009	2008
	(In thousands)

Other Financial Data:
Operating income	$108,331	$121,664	$231,430	$175,024
Depreciation and amortization from continuing operations	27,893	31,353	54,822	64,441

Operating Income Before Depreciation and Amortization (“OIBDA”)	136,224	153,017	286,252	239,465
Net unrealized gain on hedges	(1,090)	(10,581)	(13,833)	(7,226)

Adjusted OIBDA	$135,134	$142,436	$272,419	$232,239
Adjusted OIBDA margin	7.9%	7.1%	8.2%	6.2%
Capital expenditures from continuing operations	$9,610	$13,412	$17,581	$23,847

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

Dole presents Adjusted OIBDA and Adjusted OIBDA margin because management believes, similar to EBIT, Adjusted OIBDA is a useful performance measure for Dole. In addition, Adjusted OIBDA is presented because management believes it, or a similar measure is frequently used by securities analysts, investors in our debt securities, and others in the evaluation of companies, and because certain debt covenants in Dole’s senior notes indentures are tied to measures fundamentally similar to Adjusted OIBDA. For some of the same reasons, management internally uses a similar version of Adjusted OIBDA for decision making and to evaluate Company performance.

Adjusted OIBDA and Adjusted OIBDA margin should not be considered in isolation from or as a substitute for operating income, net income and other consolidated income statement data prepared in accordance with GAAP or as a measure of profitability. Additionally, Dole’s computation of Adjusted OIBDA and Adjusted OIBDA margin may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate Adjusted OIBDA and Adjusted OIBDA margin in the same manner.

This Management’s Discussion and Analysis contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements, which are based on management’s assumptions and describe Dole’s future plans, strategies and expectations, are generally identifiable by the use of terms such as “anticipate,” “will,” “expect,” “believe,” “should” or similar expressions. The potential risks and uncertainties that could cause Dole’s actual results to differ materially from those expressed or implied herein are set forth in Item 1A and Item 7A of Dole’s Annual Report on Form 10-K for the year ended January 3, 2009 and Item 1A of Part II of this Form 10-Q and include: weather-related phenomena; market responses to industry volume pressures; product and raw materials supplies and pricing; changes in interest and currency exchange rates; economic crises; quotas, tariffs and other governmental actions and international conflict.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the half year ended June 20, 2009, there have been no material changes in the market risk disclosure presented in Dole’s Annual Report on Form 10-K for the year ended January 3, 2009. For information regarding Dole’s derivative instruments and hedging activities, refer to Note 13 to the condensed consolidated financial statements.

Item 4. CONTROLS AND PROCEDURES

An evaluation was carried out as of June 20, 2009 under the supervision and with the participation of Dole’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act. Based upon this evaluation, Dole’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 20, 2009. No change in our internal control over financial reporting identified in connection with this evaluation that occurred during our second quarter of 2009 has materially affected, or is reasonably likely to materially affect, Dole’s internal control over financial reporting.

PART II.
OTHER INFORMATION
DOLE FOOD COMPANY, INC.

Item 1.	Legal Proceedings

For information regarding legal matters, please refer to Note 11 to the condensed consolidated financial statements contained in this quarterly report.

Item 1A.	Risk Factors

In addition to the risk factors described elsewhere in this Form 10-Q, you should consider the following risk factors. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known or that we currently believe to be less significant may also adversely affect us.

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

We distribute our products in more than 90 countries throughout the world. Our international sales are usually transacted in U.S. dollars, and European and Asian currencies. Our results of operations are affected by fluctuations in currency exchange rates in both sourcing and selling locations. Although we enter into foreign currency exchange contracts from time to time to reduce our risk related to currency exchange fluctuation, our results of operations may still be impacted by foreign currency exchange rates, primarily the yen-to-U.S. dollar and euro-to-U.S. dollar exchange rates. For instance, we currently estimate that a 10% strengthening of the U.S. dollar relative to the Japanese yen, euro and Swedish krona would have reduced 2008 operating income by approximately $76 million excluding the impact of foreign currency exchange hedges. Because we do not hedge against all of our foreign currency exposure, our business will continue to be susceptible to foreign currency fluctuations.

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

The price of various commodities can significantly affect our costs. For example, the price of bunker fuel used in shipping operations, including fuel used in ships that we own or charter, is an important variable component of transportation costs. Our fuel costs have increased substantially in recent years, and there can be no assurance that there will not be further increases in the future. In addition, fuel and transportation cost is a significant component of the price of much of the produce that we purchase from growers or distributors, and there can be no assurance that we will be able to pass on to our customers the increased costs we incur in these respects.

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

We formerly used dibromochloropropane, or DBCP, a nematocide that was used on a variety of crops throughout the world. The registration for DBCP with the U.S. government was cancelled in 1979 based in part on an apparent link to male sterility among chemical factory workers who produced DBCP. There are a number of pending lawsuits in the United States and other countries against the manufacturers of DBCP and the growers, including us, who used it in the past. The cost to defend or settle these lawsuits, and the costs to pay any judgments or settlements resulting from these lawsuits, or other lawsuits which might be brought, could have a material adverse effect on our business, financial condition or results of operations. See Note 11 to the condensed consolidated financial statements contained in this Form 10-Q.

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

We are subject to a “springing covenant” in our asset based lending revolving credit facility, which would only become effective if the availability under our revolving credit facility were to fall below $35 million for any eight consecutive business days, which it has never done during the life of such facility. As of the last day of the fiscal quarter ending June 20, 2009, we had approximately $244 million of availability under our revolving credit facility. In the event that such availability were to fall below $35 million for such eight consecutive business day period, the “springing covenant” would require that our fixed charge coverage ratio, defined as (x) consolidated EBITDA for the four consecutive fiscal quarters then most recently ended, divided by (y) consolidated fixed charges for such four fiscal quarter period, equal or exceed 1.00:1.00. The most recent calculation of the fixed charge coverage ratio was performed as of June 20, 2009, at which time the ratio equaled 2.05:1.00.

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

In addition, pursuant to the amendments adopted in March 2009 to our senior secured term credit facility, we must keep our first priority senior secured leverage ratio at or below: 3.25 to 1.00 as of the last day of the fiscal quarters ending March 28, 2009 through October 10, 2009; 3.00 to 1.00 as of the last day of the fiscal quarters ending January 2, 2010 through March 26, 2011; 2.75 to 1.00 as of the last day of the fiscal quarters ending June 18, 2011 through March 24, 2012; and 2.50 to 1.00 as of the last day of the fiscal quarters ending June 16, 2012 through March 23, 2013. The first priority senior secured leverage ratio, for each such date, is the ratio of our Consolidated First Priority Secured Debt to our Consolidated EBITDA (as such terms are defined in the amended senior secured term credit facility) for the four consecutive fiscal quarter period most recently ended on or prior to such date. At June 20, 2009, the first priority senior secured leverage ratio would have been less than 2.25 to 1.00.

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

In connection with our March 2009 refinancing of our 2009 senior notes, we amended our senior secured credit facilities in order to be able to grant liens under the senior secured notes due 2014. Such amendments, among other things, did the following: (i) increase the applicable margin for (x) the term loan facilities to LIBOR plus 5.00% or the base rate plus 4.00% subject to a 50 basis points step down if the priority senior secured leverage ratio is less than or equal to 1.75 to 1.00 and (y) for the revolving credit facility, to a range of LIBOR plus 3.00% to 3.50% or the base rate plus 2.00% to 2.50% and (ii) provide for a LIBOR floor of 3.00% per annum for our term loan facilities. The resulting increase in the interest rates under the senior secured credit facilities, as well as the increased interest rate of the 2014 notes as compared to the 2009 notes, will have a material effect upon our cash available to fund operations, make capital expenditures or repay our debt, as compared to prior periods.

Furthermore, our 7.25% senior notes are due on June 15, 2010. At present, $363 million in principal amount of these senior notes are outstanding. Although we are analyzing different refinancing and repayment alternatives and expect to refinance the bulk of the outstanding 2010 notes in the near future, if they are not sufficient to refinance and/or repay all of the 2010 notes, and some of the 2010 notes remain outstanding after the maturity date, an event of default would occur under the indenture governing the 2010 notes. If such an event of default were to occur, it would constitute an event of default under the cross-default provisions of our other senior notes and debentures indentures and of our senior secured credit facilities, in which event the indenture trustee or holders of at least 25% of the senior notes or debentures of any series, or lenders representing more than 50% of our senior secured term credit facility or more than 50% of our senior secured revolving debt facility could give notice of acceleration with respect to such series or facility, as appropriate, in which event we likely would seek reorganization or protection under bankruptcy or other, similar laws.

A breach of a covenant or other provision or failure to repay, extend or refinance under loan agreements of our parent and an affiliate of its majority stockholder may result in a default under our senior secured credit facilities.

Our parent, DHM Holding Company, Inc., entered into an amended and restated loan agreement in connection with its investment in Westlake Wellbeing Properties, LLC. The obligations under such loan agreement mature on March 3, 2010. We are advised that, as of August 4, 2009, $115 million remained outstanding under that loan. Failure to timely repay, extend or refinance that loan would give lenders under that loan agreement the right to accelerate that debt. Because our parent is a party to our senior secured credit facilities, any failure of our parent to timely repay, extend or refinance that loan or any other default under the parent’s agreement would result in a default under our senior secured credit facilities under the existing cross-default and cross-acceleration provisions set forth in those senior secured credit facilities. In addition, an affiliate of the majority stockholder of our parent entered into a loan agreement that matures on December 23, 2009. We are advised that, as of August 4, 2009, $90 million remained outstanding under that loan. If that loan were not timely repaid, extended or refinanced, the lenders thereunder could take action that could lead to a default under our senior secured credit facilities. If such a default under either of the two loans were to occur, our senior secured credit facilities could be declared due at the request of the lenders holding a majority of our senior secured debt under the applicable agreement and unless the default were waived we would no longer have the ability to request advances or letters of credit under our revolving credit facility. The acceleration of the indebtedness under our senior secured credit facilities would also allow the indenture trustees or holders of 25% or more in principal amount of any series of our notes or debentures the right to accelerate the maturity of such series. Although our parent and its majority stockholder have assured us that they expect to timely repay, extend or refinance their respective loans, we cannot assure you that this will occur.

Pursuant to the indenture governing our newly issued 13.875% senior secured notes due 2014, Dole cannot pay a dividend (other than a stock dividend payable in qualified capital stock) if there is a continuing default or event of default, if our consolidated fixed charge coverage ratio would be less than or equal to 2.0:1.0 (as of June 20, 2009, it exceeded 2.45:1.00), or if the sum of all dividends paid after March 18, 2009 would exceed the sum of: $15 million; plus (after our 7.25% senior notes due 2010 are no longer outstanding, and only if our consolidated leverage ratio would be less than or equal to 4.00:1.00 (at June 20, 2009, that ratio was approximately 4.50:1.00)) 50% of our cumulative consolidated net income (or, if negative, 100% of such loss) beginning March 29, 2009; plus 100% of the value of any contribution to capital received or proceeds from the issuance of qualified capital stock (or, from the sale of warrants, options, or other rights to acquire the same); plus 100% of the net cash proceeds of any equity contribution received from a holder of our capital stock; plus the aggregate amount returned in cash on or with respect to investments (other than “Permitted Investments,” as defined in the indenture) made after March 18, 2009; plus the value we receive from the disposition of all or any portion of such investments; plus the fair market value of any unrestricted subsidiary that is redesignated as a restricted subsidiary. Dole currently expects that as a result of these provisions the amount of dividends that Dole will be able to pay from March 18, 2009 through the end of 2009 will be limited to no more than $15 million. As of August 4, 2009, we had paid aggregate dividends of $10 million since March 18, 2009.

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

As of June 20, 2009, $0.9 billion, or 44% of our total indebtedness, was subject to variable interest rates. If we borrow additional amounts under the revolving portion of our senior secured credit facilities, the interest rates on those borrowings may vary depending on the base rate or Eurodollar Rate (LIBOR). A 1% increase in the weighted average interest rates on our variable rate debt outstanding as of June 20, 2009, would result in higher interest expense of approximately $9 million per year.

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

Banana imports from Latin America are subject to a tariff of 176 euros per metric ton for entry into the EU market. Under the EU’s previous banana regime, banana imports from Latin America were subject to a tariff of 75 euros per metric ton and were also subject to both import license requirements and volume quotas. These license requirements and volume quotas had the effect of limiting access to the EU banana market. The increase in the applicable tariff and the elimination of the volume restrictions applicable to Latin American bananas may increase volatility in the market, which could materially adversely affect our business, results of operations or financial condition. See Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Other Matters.”

In 2005, we received a tax assessment from Honduras of approximately $137 million (including the claimed tax, penalty, and interest through the date of assessment) relating to the disposition of all of our interest in Cervecería Hondureña, S.A in 2001. We have been contesting the tax assessment. See Note 11 to the condensed consolidated financial statements contained in this Form 10-Q.

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

On December 3, 2008, the EC agreed in writing that if Dole made an initial payment of $10 million to the EC on or before January 22, 2009, then the EC would stay the deadline for a provisional payment, or coverage by a prime bank guaranty, of the remaining balance (plus interest as from January 22, 2009), until April 30, 2009. Dole made this initial $10 million payment on January 21, 2009, and Dole provided the required bank guaranty for the remaining balance of the fine to the European Commission by the deadline of April 30, 2009.

We believe that we have not violated the European competition laws and that our Application has substantial legal merit, both for an annulment of the Decision and fine in their entirety, or for a substantial reduction of the fine, but no assurances can be given that we will be successful on appeal. Furthermore, the initial payment and provision of a prime bank guaranty could materially impact our liquidity. We cannot predict the timing or outcome of our appeal of the European Commission’s Decision. See Note 11 to the condensed consolidated financial statements contained in this Form 10-Q.

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

As of June 20, 2009, approximately 35% of our employees worldwide worked under various collective bargaining agreements. Some of our collective bargaining agreements will expire in fiscal 2009. Our other collective bargaining agreements will expire in later years. While we believe that our relations with our employees are good, we cannot assure you that we will be able to negotiate these or other collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages. A prolonged labor dispute, which could include a work stoppage, could have a material adverse effect on the portion of our business affected by the dispute, which could impact our business, results of operations and financial condition.

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

August 4, 2009

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