Form 10-Q
period 2009-10-10
DOLE FOOD CO INC
filed 2009-11-20
CIK 18169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 10, 2009
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
(818) 879-6600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 13, 2009

Common Stock, $0.001 Par Value	87,425,000

DOLE FOOD COMPANY, INC.

PART I.
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended		Three Quarters Ended
	October 10,	October 4,	October 10,	October 4,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Revenues, net	$1,938,173	$2,256,334	$5,249,485	$5,979,622
Cost of products sold	(1,761,371)	(2,074,061)	(4,646,696)	(5,394,453)

Gross margin	176,802	182,273	602,789	585,169
Selling, marketing and general and administrative expenses	(148,979)	(150,211)	(360,329)	(389,726)
Gain on asset sales (Note 13)	16,359	2,491	33,152	14,134

Operating income	44,182	34,553	275,612	209,577
Other income (expense), net (Note 4)	(34,582)	10,941	(45,676)	5,883
Interest income	2,365	2,087	5,501	4,965
Interest expense	(69,955)	(52,616)	(157,743)	(137,358)

Income (loss) from continuing operations before income taxes and equity earnings	(57,990)	(5,035)	77,694	83,067
Income taxes	1,307	(75)	(15,704)	60,125
Equity in earnings of unconsolidated subsidiaries	3,247	2,768	7,718	6,104

Income (loss) from continuing operations	(53,436)	(2,342)	69,708	149,296
Income (loss) from discontinued operations, net of income taxes	445	(21,760)	832	(20,263)
Gain on disposal of discontinued operations, net of income taxes	—	3,315	1,308	3,315

Net income (loss)	(52,991)	(20,787)	71,848	132,348
Less: Net income attributable to noncontrolling interests	(830)	(531)	(2,704)	(1,857)

Net income (loss) attributable to Dole Food Company, Inc.	$(53,821)	$(21,318)	$69,144	$130,491

Earnings per share — Basic and Diluted (Note 16):
Income (loss) from continuing operations	$(1.03)	$(0.05)	$1.35	$2.89
Net income (loss) attributable to Dole Food Company, Inc.	$(1.04)	$(0.41)	$1.34	$2.52
Weighted average common shares outstanding — Basic and Diluted	51,710	51,710	51,710	51,710

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 10,	January 3,
	2009	2009
	(In thousands, except share data)

ASSETS
Cash and cash equivalents	$102,033	$90,829
Restricted deposits (Note 9)	302,453	—
Receivables, net of allowances of $52,481 and $41,357, respectively	704,033	807,235
Inventories	700,979	796,407
Prepaid expenses	76,090	69,347
Deferred income tax assets	22,526	21,273
Assets held-for-sale (Note 13)	141,798	202,876

Total current assets	2,049,912	1,987,967
Restricted deposits (Note 14)	40,360	—
Investments	84,529	73,085
Property, plant and equipment, net of accumulated depreciation of $1,059,620 and $1,027,345, respectively	971,284	1,050,331
Goodwill	412,747	406,540
Intangible assets, net	706,745	708,458
Other assets, net	188,110	138,238

Total assets	$4,453,687	$4,364,619

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$438,229	$510,773
Liabilities held-for-sale (Note 13)	13,893	50,465
Accrued liabilities	443,717	490,145
Current portion of long-term debt	370,522	356,748
Notes payable	37,287	48,789

Total current liabilities	1,303,648	1,456,920
Long-term debt	1,857,264	1,798,556
Deferred income tax liabilities	257,037	254,205
Other long-term liabilities	523,008	421,779
Contingencies (Note 12)
Shareholders’ equity
Common stock — $0.001 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	410,178	409,681
Retained earnings	90,266	36,122
Accumulated other comprehensive loss	(14,664)	(42,903)

Equity attributable to Dole Food Company, Inc.	485,780	402,900
Equity attributable to noncontrolling interests	26,950	30,259

Total shareholders’ equity	512,730	433,159

Total liabilities and shareholders’ equity	$4,453,687	$4,364,619

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Quarters Ended
	October 10,	October 4,
	2009	2008
	(In thousands)

Operating Activities
Net income	$71,848	$132,348
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	92,386	107,811
Net unrealized (gains) losses on financial instruments	48,535	(12,295)
Asset write-offs and net (gain) loss on sale of assets	(35,544)	(38,426)
Impairment of discontinued operations	—	17,000
Noncontrolling interests in discontinued operations and gain on disposal of discontinued operations, net of income taxes	—	12,149
Equity in earnings of unconsolidated subsidiaries	(7,718)	(6,104)
Amortization of debt issuance costs	4,121	3,155
Write-off of debt issuance costs	5,316	—
Provision for deferred income taxes	(2,898)	(50,860)
Unrecognized tax benefits on federal income tax audit settlement	—	(60,906)
Pension and other postretirement benefit plan expense	10,410	15,166
Other	1,462	(332)
Changes in operating assets and liabilities:
Receivables	81,777	(60,344)
Inventories	66,958	(73,716)
Prepaid expenses and other assets	(35,243)	(13,331)
Income taxes	(401)	32,808
Accounts payable	(41,523)	(13,631)
Accrued liabilities	25,580	925
Other long-term liabilities	(2,166)	(18,720)

Cash flow provided by (used in) operating activities	282,900	(27,303)
Investing Activities
Cash received from sales of assets and businesses, net of cash disposed	94,404	153,811
Capital additions	(36,211)	(58,927)
Restricted deposits	(342,813)	—
Other	(45)	(245)

Cash flow (used in) provided by investing activities	(284,665)	94,639
Financing Activities
Short-term debt repayments, net of borrowings	(8,813)	(34,286)
Long-term debt borrowings, net of debt issuance costs	1,176,703	1,061,049
Long-term debt repayments	(1,137,614)	(1,103,147)
Dividends paid to parent	(15,000)	—
Dividends paid to noncontrolling interests	(5,541)	(13,314)

Cash flow provided by (used in) financing activities	9,735	(89,698)

Effect of foreign currency exchange rate changes on cash	3,234	(3,943)

Increase (decrease) in cash and cash equivalents	11,204	(26,305)
Cash and cash equivalents at beginning of period	90,829	97,061

Cash and cash equivalents at end of period	$102,033	$70,756

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)

Supplemental cash flow information

At October 10, 2009 and January 3, 2009, accounts payable included approximately $2.6 million and $6.7 million, respectively, for capital expenditures. Of the $6.7 million of capital expenditures included in accounts payable at January 3, 2009, approximately $6.4 million had been paid during the three quarters ended October 10, 2009.

In addition to proceeds from asset sales of $94.4 million, $25.9 million of long-term debt was assumed by the buyer of the fresh-cut flowers subsidiaries, therefore providing a total benefit to the Company of $120.3 million from asset sales. During the fourth quarter of 2008, the fresh-cut flowers subsidiaries borrowed $25.9 million and the Company’s cash balance at January 3, 2009 reflected the cash proceeds from this transaction. The debt ceased to be an obligation of the Company upon the closing of the first phase of the Flowers transaction during the first quarter of 2009.

During May 2009, the Company acquired all of the assets of Distrifruit, a fresh fruit distributor located in Romania, in a non-cash exchange of $10 million of trade receivables due from the seller. Refer to Note 8 — Goodwill and Intangible Assets for further information.

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated Other
				Comprehensive Income (Loss)
				Pension &			Equity
		Additional	Retained	Other	Cumulative	Unrealized	Attributable	Total
	Common	Paid-In	Earnings	Postretirement	Translation	Gains (Losses)	to Noncontrolling	Shareholders’	Comprehensive
	Stock	Capital	(Deficit)	Benefits	Adjustment	on Hedges	Interests	Equity	Income
	(In thousands)

Balance at December 29, 2007	$—	$409,907	$(84,883)	$(26,752)	$42,261	$(15,525)	$29,878	$354,886
Net income	—	—	130,491	—	—	—	1,857	132,348	$132,348
Noncontrolling interests in discontinued operations	—	—	—	—	—	—	(130)	(130)	—
Noncontrolling interests gain on sale of discontinued operations	—	—	—	—	—	—	12,279	12,279	—
Dividends paid	—	—	—	—	—	—	(13,314)	(13,314)	—
Unrealized foreign currency translation and hedging losses on interest rate swap	—	—	—	—	(22,347)	(6,284)	(27)	(28,658)	(28,658)
Reclassification of realized cash flow hedging losses on interest rate swap to net income	—	—	—	—	—	3,067	—	3,067	3,067
Loss on sale of land to affiliate, net of income taxes	—	(600)	—	—	—	—	(663)	(1,263)	—

Balance at October 4, 2008	$—	$409,307	$45,608	$(26,752)	$19,914	$(18,742)	$29,880	$459,215	$106,757

Balance at January 3, 2009	$—	$409,681	$36,122	$(40,960)	$27,187	$(29,130)	$30,259	$433,159
Net income	—	—	69,144	—	—	—	2,704	71,848	$71,848
Dividends paid	—	—	(15,000)	—	—	—	(5,541)	(20,541)	—
Unrealized foreign currency translation and hedging gains (losses) on interest rate swap	—	—	—	—	22,993	(2,220)	25	20,798	20,798
Reclassification of realized cash flow hedging losses on interest rate swap to net income	—	—	—	—	—	7,524	—	7,524	7,524
Change in employee benefit plans, net of income taxes	—	—	—	(58)	—	—	—	(58)	(58)
Contribution received from noncontrolling interests	—	497	—	—	—	—	(497)	—	—

Balance at October 10, 2009	$—	$410,178	$90,266	$(41,018)	$50,180	$(23,826)	$26,950	$512,730	$100,112

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended		Three Quarters Ended
	October 10,	October 4,	October 10,	October 4,
	2009	2008	2009	2008
	(In thousands)

Net income (loss)	$(52,991)	$(20,787)	$71,848	$132,348
Unrealized foreign currency translation and hedging gains (losses) on interest rate swap	22,335	(39,799)	20,798	(28,658)
Reclassification of realized cash flow hedging losses on interest rate swap to net income	3,517	2,247	7,524	3,067
Change in employee benefit plans, net of income taxes	—	—	(58)	—

Comprehensive income (loss)	(27,139)	(58,339)	100,112	106,757
Less: Comprehensive income attributable to noncontrolling interests	(858)	(649)	(2,729)	(1,830)

Comprehensive income (loss) attributable to Dole Food Company, Inc.	$(27,997)	$(58,988)	$97,383	$104,927

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 —	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) include all adjustments necessary, which are of a normal recurring nature, to present fairly Dole’s financial position, results of operations and cash flows. Dole operates under a 52/53-week year. The quarters ended October 10, 2009 and October 4, 2008 are sixteen weeks in duration. For a summary of significant accounting policies and additional information relating to Dole’s financial statements, refer to the re-issued Notes to Consolidated Financial Statements filed under cover of Form 8-K dated September 18, 2009.

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

On October 28, 2009, Dole completed a $446 million initial public offering of its common stock and received net proceeds of $415 million (see Note 3 for further information).

Certain amounts in the prior year financial statements and related footnotes have been reclassified to conform to the 2009 presentation. During the first quarter of 2009, Dole adopted a new accounting and disclosure guidance related to noncontrolling interests in subsidiaries (see Note 2 for further information).

NOTE 2 —	RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

Accounting Standards Codification — On July 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) became the single source of authoritative accounting principles generally accepted in the United States (“U.S. GAAP”) (other than rules and interpretive releases of the U.S. Securities and Exchange Commission). The Codification is topically based with topics organized by ASC number and updated with Accounting Standards Updates (“ASUs”). ASUs will replace accounting guidance that historically was issued as FASB Statements (“FAS”), FASB Interpretations (“FIN”), FASB Staff Positions (“FSP”), Emerging Issue Task Force (“EITF”) or other types of accounting standards. The Codification became effective October 10, 2009 for Dole and disclosures within this Quarterly Report on Form 10-Q reflect the change. Since the Codification did not alter existing U.S. GAAP, the adoption did not have any impact on Dole’s consolidated financial statements.

During August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (“ASU 2009-05”), which provides clarification that in circumstances where a quoted market price in an active market for an identical liability is not available, a reporting entity must measure fair value of the liability using one of the following techniques: 1) the quoted price of the identical liability when traded as an asset in an active market; 2) quoted prices for similar liabilities or similar liabilities when traded as assets; or 3) another valuation technique, such as a present value technique or the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability, that is consistent with the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASU 2009-05 will become effective during Dole’s fourth quarter of 2009. Dole is evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

During June 2009, the FASB amended its guidance on accounting for variable interest entities (“VIE”), which changes the approach in determining the primary beneficiary of a VIE. Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise’s involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. This accounting guidance is effective for annual periods beginning after November 15, 2009. Dole is evaluating the impact, if any, the adoption of this guidance will have on its consolidated financial statements.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During May 2009, the FASB issued new accounting and disclosure guidance for recognized and non-recognized subsequent events. This accounting guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. Dole adopted this guidance during its second fiscal quarter and it had no impact on Dole’s results of operations or financial position. In the preparation of the condensed consolidated financial statements contained in this Quarterly Report, Dole evaluated subsequent events after the balance sheet date of October 10, 2009 through November 19, 2009.

During December 2007, the FASB issued new accounting and disclosure guidance related to noncontrolling interests in subsidiaries. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Dole adopted the provisions of this guidance as of the beginning of its 2009 fiscal year. This guidance is to be applied prospectively as of the beginning of 2009 except for the presentation and disclosure requirements which are to be applied retrospectively. The condensed consolidated financial statements contained in this Quarterly Report conform to the presentation required under this guidance. Other than the change in presentation of noncontrolling interests, the adoption had no impact on Dole’s results of operations or financial position.

NOTE 3 —	INITIAL PUBLIC OFFERING

On October 22, 2009, Dole priced a $446 million initial public offering (“IPO”) of approximately 35.7 million common shares at $12.50 per share. On October 23, 2009, Dole’s common stock began trading on the New York Stock Exchange under the ticker symbol “DOLE.” Upon the October 28, 2009 closing of the IPO, Dole received net proceeds of $415 million, reflecting $31 million of underwriting discount and offering expenses. The net proceeds have been and will be used by Dole to pay down indebtedness, as discussed more fully below. At the completion of the offering, Dole’s chairman, David H. Murdock, and his affiliates beneficially own approximately 51.7 million common shares, or 59% of the Company’s outstanding common shares.

Restructuring

Immediately prior to the IPO closing, Dole completed certain restructuring transactions as a result of which (1) Dole’s former parent holding company, DHM Holding Company, Inc. (“Holdings”) was merged into Dole, (2) some shares of Dole held by an affiliate of Mr. Murdock were redeemed in exchange for (a) the 85% interest in Westlake Wellbeing Properties, LLC (which owns the Four Seasons Hotel Westlake Village) formerly owned by Holdings, together with the assumption by such affiliate of $30 million of a debt obligation of Holdings and (b) approximately 1,600 acres of idle land in Honduras owned by a Dole subsidiary, and (3) Dole paid the remaining $85 million of the Holdings debt obligation in order to eliminate a pre-existing cross-default and cross-acceleration risk under which a default by Holdings on such debt could have resulted in a cross-default and cross-acceleration under Dole’s credit facilities and bond indentures. As a result of the merger of Holdings into Dole, the federal net operating loss carryforwards of Holdings will become available to Dole, subject to normal statutory expiration periods. Holdings’ estimated federal net operating loss carryforwards were approximately $166 million as of October 10, 2009.

Debt Reduction

Dole used the net proceeds from the IPO to repay $47 million of amounts outstanding under its revolving credit facility, as well as making the $85 million debt repayment discussed above, which, as noted, resulted in the elimination of Dole’s pre-existing cross-default and cross-acceleration risk related to the Holdings debt. In addition, on October 28, 2009, Dole issued to the trustee under the indenture governing Dole’s 13.875% Senior Secured Notes due 2014 (“2014 Notes”) a notice of redemption for $122.5 million of the 2014 Notes. On October 29, 2009, Dole issued to the trustee under the indenture governing Dole’s 8.875% Senior Notes due 2011 (“2011 Notes”) a notice of redemption for $130 million of the 2011 Notes. These redemptions will be paid for with net proceeds from Dole’s IPO.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In connection with a trust offering occurring at the same time as the IPO, an affiliate of Mr. Murdock entered into a purchase agreement with a newly established Trust pursuant to which Mr. Murdock has the option to deliver cash or shares of Dole’s common stock on exchange of the Trust’s securities beginning on November 1, 2012. A portion of the net proceeds from such transaction was used to repay indebtedness of an affiliate of Mr. Murdock that had subjected Dole to an additional cross-default and cross-acceleration risk. As a result of this transaction, and the transactions relating to the former Holdings debt, all of Dole’s pre-existing cross-default and cross-acceleration risks arising from any indebtedness of Mr. Murdock or his affiliates have been eliminated. These transactions do not affect the customary cross-default and cross-acceleration provisions between the different categories of Dole’s own debt (see Note 9 for further information).

Stock Incentive Plan

In connection with the IPO, a stock incentive plan was approved by Dole’s Board of Directors and stockholder, in which up to 6 million shares of Dole common stock have been authorized for issuance. Additionally, Dole’s Board of Directors has approved the grant of: (1) 851,000 restricted shares of common stock to certain employees and outside directors, effective upon closing of the IPO; and (2) 1,395,000 stock options to certain employees, effective upon the pricing of the IPO, at the exercise price of $12.50 per share which equals the fair value of the common stock on the date of grant.

Supplemental Pro Forma Information

If the merger and transfer transactions described above had been completed at the beginning of each fiscal year presented within the accompanying condensed consolidated statements of operations, interest expense for the combined entity as a result of the $85 million of Holdings debt assumed and paid by Dole would have been increased by $2.9 million and $5.3 million for the three quarters ended October 10, 2009 and October 4, 2008, respectively. The net loss for the three quarters ended October 10, 2009 would have increased by $1.8 million, and net income for the three quarters ended October 4, 2008 would have decreased by $3.3 million. Accordingly, basic and diluted earnings per share for the three quarters ended October 10, 2009 and October 4, 2008, would have been lower by $0.04 and $0.06, respectively. Such transactions have no impact on revenues on a pro forma basis. Dole is currently evaluating the accounting treatment to be included in its annual 2009 consolidated financial statements for the merger and transfer transactions.

NOTE 4 —	OTHER INCOME (EXPENSE), NET

Included in other income (expense), net in Dole’s condensed consolidated statements of operations for the quarters and three quarters ended October 10, 2009 and October 4, 2008 are the following items:

	Quarter Ended		Three Quarters Ended
	October 10,	October 4,	October 10,	October 4,
	2009	2008	2009	2008
	(In thousands)
Unrealized loss on cross currency swap	$(27,984)	$(6,764)	$(34,687)	$(20,117)
Realized gain on cross currency swap	2,301	2,869	7,242	8,488
Unrealized gain (loss) on foreign denominated borrowings	(9,960)	4,162	(8,599)	4,162
Realized gain (loss) on foreign denominated borrowings	(70)	3,297	1,145	3,297
Foreign currency exchange gain (loss) on vessel obligation	1,032	7,245	(5,951)	9,320
Write-off of debt issuance costs	(94)	—	(5,316)	—
Other	193	132	490	733

Other income (expense), net	$(34,582)	$10,941	$(45,676)	$5,883

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Refer to Note 14 — Derivative Financial Instruments for further discussion regarding Dole’s cross currency swap.

NOTE 5 —	DISCONTINUED OPERATIONS

During the second quarter of 2008, Dole approved and committed to a formal plan to divest its fresh-cut flowers operations (“Flowers transaction”). The first phase of the Flowers transaction was completed during the first quarter of 2009 (refer to Note 13 — Assets Held-For-Sale). In addition, during the fourth quarter of 2007, Dole approved and committed to a formal plan to divest its citrus and pistachio operations (“Citrus”) located in central California. The operating results of Citrus were included in the fresh fruit operating segment. The sale of Citrus was completed during the third quarter of 2008. In evaluating the two businesses, Dole concluded that they each met the definition of a discontinued operation, as defined in ASC Topic 205, “Presentation of Financial Statements” (“ASC 205”). Accordingly, the results of operations of these businesses have been reclassified for all periods presented.

The operating results of fresh-cut flowers and Citrus for the quarters and three quarters ended October 10, 2009 and October 4, 2008 are reported in the following tables:

	Quarter Ended	Quarter Ended
	October 10, 2009	October 4, 2008
	Fresh-Cut	Fresh-Cut
	Flowers	Flowers	Citrus	Total
	(In thousands)

Revenues	$564	$23,804	$399	$24,203

Income (loss) before income taxes	$498	$(24,892)	$(478)	$(25,370)
Income taxes	(53)	3,855	(245)	3,610

Income (loss) from discontinued operations, net of income taxes	$445	$(21,037)	$(723)	$(21,760)

Gain on disposal of discontinued operations, net of income taxes	$—	$—	$3,315	$3,315

	Three Quarters Ended	Three Quarters Ended
	October 10, 2009	October 4, 2008
	Fresh-Cut	Fresh-Cut
	Flowers	Flowers	Citrus	Total
	(In thousands)

Revenues	$3,745	$86,683	$5,419	$92,102

Income (loss) before income taxes	$972	$(33,929)	$(729)	$(34,658)
Income taxes	(140)	14,546	(151)	14,395

Income (loss) from discontinued operations, net of income taxes	$832	$(19,383)	$(880)	$(20,263)

Gain on disposal of discontinued operations, net of income taxes	$1,308	$—	$3,315	$3,315

For all periods presented, noncontrolling interests were not material.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 6 —	INCOME TAXES

Dole recorded $15.7 million of income tax expense on $77.7 million of pretax income from continuing operations for the three quarters ended October 10, 2009. Income tax expense included interest expense of $2.5 million (net of associated income tax benefits of approximately $0.5 million) related to Dole’s unrecognized tax benefits. An income tax benefit of $60.1 million was recorded for the three quarters ended October 4, 2008 which included $60.9 million for the favorable settlement of the federal income tax audit for the years 1995 to 2001 and interest expense of $4.5 million (net of associated income tax benefits of approximately $1.1 million) related to Dole’s unrecognized tax benefits. Dole’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions.

Under ASC Topic 270, “Interim Reporting” (“ASC 270”), and ASC Topic 740, “Income Taxes” (“ASC 740”), Dole is required to adjust its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. Applying the provisions of ASC 270 and ASC 740 could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

For the periods presented, Dole’s income tax provision differs from the U.S. federal statutory rate applied to Dole’s pretax income primarily due to operations in foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate, offset by the accrual for uncertain tax positions. In addition, income taxes for the three quarters ended October 4, 2008 also benefited from the settlement of the federal income tax audit for the years 1995-2001.

Dole recognizes accrued interest and penalties related to its unrecognized tax benefits as a component of income taxes in the accompanying condensed consolidated statements of operations. Accrued interest and penalties before tax benefits were $29.8 million and $26.9 million at October 10, 2009 and January 3, 2009, respectively, and are included as a component of other long-term liabilities in the accompanying condensed consolidated balance sheets.

Dole Food Company, Inc. or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, Dole is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2001.

Income Tax Audits:  Dole believes its tax positions comply with the applicable tax laws and that it has adequately provided for all tax related matters. Matters raised upon audit may involve substantial amounts and could result in material cash payments if resolved unfavorably; however, management does not believe that any material payments will be made related to these matters within the next twelve months. Management considers it unlikely that the resolution of these matters will have a material adverse effect on Dole’s results of operations.

Internal Revenue Service Audit:  On August 27, 2009, the IRS completed its examination of Dole’s U.S. federal income tax returns for the years 2002-2005 and issued a Revenue Agent’s Report (“RAR”) that includes various proposed adjustments, including with respect to the 2003 going-private merger transactions. The IRS is proposing that certain funding used in the going-private merger is currently taxable and that certain related investment banking fees are not deductible. The net tax deficiency associated with the RAR is $122 million, plus interest. On October 27, 2009, Dole filed a protest letter vigorously challenging the proposed adjustments contained in the RAR and will pursue resolution of these issues with the Appeals Division of the IRS. Dole believes, based in part upon the advice of its tax advisors, that its tax treatment of such transactions was appropriate. Although the timing and ultimate resolution of any issues arising from the IRS examination are highly uncertain, at this time Dole does not anticipate that the total unrecognized tax benefits will significantly change within the next twelve months nor does Dole believe that any material tax payments will be made related to these matters within the next twelve months.

On November 6, 2009, The Worker, Homeownership, and Business Assistance Act of 2009 was signed into law allowing companies to carry back net operating losses for up to five years for losses incurred in taxable years

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

beginning or ending in either 2008 or 2009. Based on the Company’s preliminary analysis, the impact of this new law reduces the amount of tax on the proposed adjustments in the RAR from $122 million to $91 million. As noted, however, Dole is pursuing its objection to the proposed adjustments in the RAR.

NOTE 7 —	INVENTORIES

The major classes of inventories were as follows:

	October 10,	January 3,
	2009	2009
	(In thousands)

Finished products	$371,549	$344,643
Raw materials and work in progress	107,432	168,670
Crop-growing costs	168,038	210,263
Operating supplies and other	53,960	72,831

	$700,979	$796,407

NOTE 8 —	GOODWILL AND INTANGIBLE ASSETS

Goodwill has been allocated to Dole’s reporting segments as follows:

		Fresh	Packaged
	Fresh Fruit	Vegetables	Foods	Total
	(In thousands)

Balance as of January 3, 2009	$274,723	$71,206	$60,611	$406,540
Acquisition of Distrifruit	6,207	—	—	6,207

Balance as of October 10, 2009	$280,930	$71,206	$60,611	$412,747

Details of Dole’s intangible assets were as follows:

	October 10,	January 3,
	2009	2009
	(In thousands)

Amortized intangible assets:
Customer relationships	$39,631	$38,501
Other amortized intangible assets	2,174	2,042

	41,805	40,543
Accumulated amortization — customer relationships	(23,111)	(20,248)
Other accumulated amortization	(1,564)	(1,452)

Accumulated amortization — intangible assets	(24,675)	(21,700)

Amortized intangible assets, net	17,130	18,843
Indefinite-lived intangible assets:
Trademark and trade names	689,615	689,615

Total identifiable intangible assets, net	$706,745	$708,458

During May 2009, Dole acquired all of the assets of Distrifruit, a distributor of fresh fruit located in Romania, in exchange for trade receivables due from the seller. Dole acquired the assets primarily to gain access to the Romanian market. At the acquisition date, the total fair value of the assets acquired was $10 million, consisting of $2.9 million of inventory and property, plant and equipment, net and $7.1 million of intangible assets. Dole finalized its allocation of the acquisition during the third quarter of 2009 which resulted in recording $1.1 million of an

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

intangible asset associated with customer relationships and $6.2 million of goodwill, including $0.2 million of deferred taxes. The revenues and earnings of Distrifruit from the acquisition date through October 10, 2009, as well as for the 2009 and 2008 fiscal years, were not material.

Amortization expense of intangible assets totaled $1.2 million and $1.4 million for the quarters ended October 10, 2009 and October 4, 2008, respectively, and $2.9 million and $3.4 million for the three quarters ended October 10, 2009 and October 4, 2008, respectively.

As of October 10, 2009, the estimated amortization expense associated with Dole’s intangible assets for the remainder of 2009 and in each of the next four fiscal years is as follows (in thousands):

Fiscal Year	Amount

2009	$875
2010	$3,790
2011	$3,790
2012	$3,790
2013	$1,611

Dole performed its annual impairment review of goodwill and indefinite-lived intangible assets pursuant to ASC Topic 350, “Intangibles — Goodwill and Other” (“ASC 350”), during the second quarter of fiscal 2009. This review indicated no impairment to goodwill or any of Dole’s indefinite-lived intangible assets.

NOTE 9 —	NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:

	October 10,	January 3,
	2009	2009
	(In thousands)

Unsecured debt:
8.625% notes due 2009	$—	$345,000
7.25% notes due 2010	363,000	400,000
8.875% notes due 2011	200,000	200,000
8.75% debentures due 2013	155,000	155,000
Secured debt:
13.875% notes due 2014	349,903	—
8% notes due 2016(1)	315,000	—
Revolving credit facility	—	150,500
Term loan facilities	800,592	835,444
Contracts and notes, at a weighted-average interest rate of 5.9% in 2009 (6.1% in 2008) through 2014	9,523	9,221
Capital lease obligations	64,076	60,448
Notes payable	37,287	48,789
Unamortized debt discount	(29,308)	(309)

	2,265,073	2,204,093
Current maturities	(407,809)	(405,537)

	$1,857,264	$1,798,556

(1)	Proceeds deposited in trust to redeem 2010 notes

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2010 Debt Maturity and 2009 Debt Refinancing Transactions

During the second quarter of 2009, Dole’s Board of Directors authorized the repurchase of up to $95 million of Dole’s $400 million 7.25% Senior Notes due June 2010 (“2010 Notes”). As of October 10, 2009, Dole had repurchased $37 million of the 2010 Notes.

On September 25, 2009, Dole completed the sale and issuance of $315 million aggregate principal amount of 8% Senior Secured Notes due 2016 at a discount of $6.2 million. The 2016 Notes were sold to qualified institutional investors pursuant to Rule 144A under the Securities Act of 1933 (“Securities Act”) and to persons outside the United States in compliance with Regulation S under the Securities Act. The sale was exempt from the registration requirements of the Securities Act. Interest on the 2016 Notes will be paid semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2010. The 2016 Notes will mature on October 1, 2016. The 2016 Notes have the benefit of a lien on certain U.S. assets of Dole that is junior to the liens of Dole’s senior secured credit facilities (revolving credit and term loan facilities) and pari passu with the liens of the 2014 Notes, and are senior obligations ranking equally with Dole’s existing senior debt.

On September 25, 2009, Dole irrevocably deposited the net proceeds of the 2016 Notes offering with the trustee under the indenture governing Dole’s 2010 Notes, and issued to the trustee a notice of redemption for all of the outstanding $363 million principal amount. The amounts deposited with the trustee of $302.5 million are reported as current restricted deposits in the accompanying condensed consolidated balance sheet as of October 10, 2009. On October 26, 2009, Dole used the net proceeds from the 2016 Notes offering, together with cash on hand and borrowings under the revolving credit facility, to redeem all of the outstanding 2010 Notes.

On March 18, 2009, Dole completed the sale and issuance of $350 million aggregate principal amount of the 2014 Notes at a discount of $25 million. The 2014 Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States in compliance with Regulation S under the Securities Act. The sale was exempt from the registration requirements of the Securities Act. Interest on the 2014 Notes will be paid semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2009. The 2014 Notes have the benefit of a lien on certain U.S. assets of Dole that is junior to the liens of Dole’s senior secured credit facilities (revolving credit and term loan facilities), and are senior obligations of Dole ranking equally with Dole’s existing senior debt. Dole used the net proceeds from this offering, together with cash on hand and borrowings under the revolving credit facility, to repay the 8.625% notes due May 2009.

In connection with these refinancing transactions, Dole amended its senior secured credit facilities. The amendments, among other things, permitted the issuance of new secured debt securities, increased the interest rate on the term and revolving credit facilities, and added a leverage maintenance covenant.

Debt Issuance Costs

In connection with the issuance of the 2016 Notes, Dole incurred debt issuance costs of $7 million. In connection with the issuance of the 2014 Notes and the amendment of Dole’s senior secured credit facilities, Dole incurred debt issuance costs of $18.3 million. Debt issuance costs are capitalized and amortized into interest expense over the term of the underlying debt.

Dole wrote off $5.2 million of deferred debt issuance costs during the first quarter of 2009 resulting from the amendment of its senior secured credit facilities. The amendment was accounted for as an extinguishment of debt in accordance with ASC Topic 470, “Debt.” The write-off was recorded in other income (expense), net in the condensed consolidated statement of operations for the three quarters ended October 10, 2009.

Dole amortized deferred debt issuance costs of $1.9 million and $4.1 million during the quarter and three quarters ended October 10, 2009, respectively. Dole amortized deferred debt issuance costs of $1.2 million and $3.2 million during the quarter and three quarters ended October 4, 2008.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Term Loans and Revolving Credit Facility

As of October 10, 2009, the term loan facilities consisted of $174.4 million of Term Loan B and $626.2 million of Term Loan C. The term loan facilities bear interest, at Dole’s option, at a rate per annum equal to either (i) a base rate plus 3.5% to 4%; or (ii) LIBOR (subject to a minimum of 3%) plus 4.5% to 5%, in each case, based upon Dole’s senior secured leverage ratio. The weighted average variable interest rate at October 10, 2009 for Term Loan B and Term Loan C was 8%. The term loan facilities require quarterly principal payments, plus a balloon payment due in 2013. Dole has an interest rate swap to hedge future changes in interest rates and a cross currency swap to effectively lower the U.S. dollar fixed interest rate to a Japanese yen fixed interest rate on Term Loan C. Refer to Note 14 — Derivative Financial Instruments for additional information related to these instruments.

As of October 10, 2009, the asset based revolving credit facility (“ABL revolver”) borrowing base was $330.1 million. There were no borrowings under the ABL revolver at October 10, 2009. The ABL revolver bears interest, at Dole’s option, at a rate per annum equal to either (i) a base rate plus 2% to 2.5%, or (ii) LIBOR plus 3% to 3.5%, in each case, based upon Dole’s historical borrowing availability under this facility. The ABL revolver matures in April 2011. After taking into account approximately $91.6 million of outstanding letters of credit issued under the ABL revolver, Dole had approximately $238.5 million available for borrowings as of October 10, 2009. In addition, Dole had approximately $96.5 million of letters of credit and bank guarantees outstanding under its $100 million pre-funded letter of credit facility as of October 10, 2009.

Capital Lease Obligations

At October 10, 2009 and January 3, 2009, included in capital lease obligations were $62.5 million and $58.5 million, respectively, of vessel financing related to two vessel leases denominated in British pound sterling. The increase in the capital lease obligation was due to the strengthening of the British pound sterling against the U.S. dollar during 2009, which resulted in Dole recognizing $6 million of unrealized losses. These unrealized losses were recorded as other income (expense), net in the condensed consolidated statement of operations for the three quarters ended October 10, 2009.

Covenants

Provisions under the senior secured credit facilities and the indentures governing Dole’s senior notes and debentures require Dole to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. The ABL revolver also contains a “springing covenant,” which would not be effective unless the availability under the ABL revolver were to fall below $35 million for any eight consecutive business days. To date, the springing covenant had never been effective and Dole does not currently anticipate that the springing covenant will become effective.

In addition, as a result of the March 2009 amendment to Dole’s senior secured credit facilities, Dole is now subject to a first priority senior secured leverage ratio that must be at or below 3.25 to 1.00 as of the last day of the fiscal quarters ending March 28, 2009 through October 10, 2009 and steps down to 3.00 to 1.00 as of the last day of the fiscal quarter ending January 2, 2010. At October 10, 2009, the first priority senior secured leverage ratio was less than 2.05 to 1.00.

A breach of a covenant or other provision in any debt instrument governing Dole’s current or future indebtedness could result in a default under that instrument and, due to customary cross-default and cross-acceleration provisions, could result in a default under Dole’s other debt instruments. Upon the occurrence of an event of default under the senior secured credit facilities or other debt instrument, the lenders or holders of such other debt instruments could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If Dole were unable to repay those amounts, the lenders could

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

proceed against the collateral granted to them, if any, to secure the indebtedness. If the lenders under Dole’s current indebtedness were to accelerate the payment of the indebtedness, Dole cannot give assurance that its assets or cash flow would be sufficient to repay in full its outstanding indebtedness, in which event Dole likely would seek reorganization or protection under bankruptcy or other, similar laws. As a result of the IPO and related transactions, all potential cross-defaults and cross-acceleration provisions that existed between Dole’s debt instruments and indebtedness of Holdings and its affiliates have been eliminated.

Dividends

On June 22, 2009, Dole declared a dividend of $15 million to its parent, Holdings. Dole paid $7.5 million on June 23, 2009, $2.5 million on July 20, 2009, $3.5 million on August 18, 2009 and the remaining $1.5 million on August 31, 2009. Dole does not at present have the ability to declare future dividends, pursuant to the terms of its senior secured credit facilities.

NOTE 10 —	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for Dole’s U.S. and international pension plans and other postretirement benefit (“OPRB”) plans were as follows:

			International
	U.S. Pension Plans		Pension Plans		OPRB Plans
	Quarter Ended		Quarter Ended		Quarter Ended
	October 10,	October 4,	October 10,	October 4,	October 10,	October 4,
	2009	2008	2009	2008	2009	2008
	(In thousands)

Components of net periodic benefit cost:
Service cost	$51	$46	$1,834	$1,838	$70	$88
Interest cost	5,337	5,717	2,247	3,006	820	1,206
Expected return on plan assets	(5,198)	(5,581)	(131)	(747)	—	—
Amortization of:
Unrecognized net loss (gain)	72	455	180	153	(158)	(3)
Unrecognized prior service cost (benefit)	—	—	102	24	(1,062)	(281)
Unrecognized net transition obligation	—	—	15	18	—	—

	$262	$637	$4,247	$4,292	$(330)	$1,010

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

			International
	U.S. Pension Plans		Pension Plans		OPRB Plans
	Three Quarters Ended		Three Quarters Ended		Three Quarters Ended
	October 10,	October 4,	October 10,	October 4,	October 10,	October 4,
	2009	2008	2009	2008	2009	2008
	(In thousands)

Components of net periodic benefit cost:
Service cost	$127	$114	$4,554	$4,731	$174	$220
Interest cost	13,343	14,293	5,606	7,740	2,050	3,016
Expected return on plan assets	(12,994)	(13,953)	(327)	(1,917)	—	—
Amortization of:
Unrecognized net loss (gain)	180	1,137	456	386	(396)	(7)
Unrecognized prior service cost (benefit)	—	—	256	63	(2,656)	(703)
Unrecognized net transition obligation	—	—	37	46	—	—

	$656	$1,591	$10,582	$11,049	$(828)	$2,526

NOTE 11 —	SEGMENT INFORMATION

Dole has three reportable operating segments: fresh fruit, fresh vegetables and packaged foods. These reportable segments are managed separately due to differences in their products, production processes, distribution channels and customer bases.

Management evaluates and monitors segment performance primarily through, among other measures, earnings before interest expense and income taxes (“EBIT”). EBIT is calculated by adding interest expense and income taxes to income from continuing operations. Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to Dole as a whole. EBIT is not defined under U.S. GAAP and should not be considered in isolation or as a substitute for net income or cash flow measures prepared in accordance with U.S. GAAP or as a measure of Dole’s profitability. Additionally, Dole’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate EBIT in the same manner.

Revenues from external customers and EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended		Three Quarters Ended
	October 10,	October 4,	October 10,	October 4,
	2009	2008	2009	2008
	(In thousands)

Revenues from external customers:
Fresh fruit	$1,329,147	$1,601,547	$3,672,562	$4,296,997
Fresh vegetables	298,849	327,938	790,378	838,610
Packaged foods	309,784	326,529	785,526	843,152
Corporate	393	320	1,019	863

	$1,938,173	$2,256,334	$5,249,485	$5,979,622

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Quarter Ended		Three Quarters Ended
	October 10,	October 4,	October 10,	October 4,
	2009	2008	2009	2008
	(In thousands)

EBIT:
Fresh fruit	$44,928	$59,261	$240,216	$243,415
Fresh vegetables	(3,504)	(6,373)	9,460	(8,313)
Packaged foods	29,172	9,843	75,060	40,842

Total operating segments	70,596	62,731	324,736	275,944
Corporate:
Unrealized loss on cross currency swap	(27,984)	(6,764)	(34,687)	(20,117)
Unrealized gain (loss) on foreign denominated instruments	(8,725)	8,375	(7,144)	3,305
Operating and other expenses	(18,675)	(13,993)	(39,750)	(32,603)

Corporate	(55,384)	(12,382)	(81,581)	(49,415)
Interest expense	(69,955)	(52,616)	(157,743)	(137,358)
Income taxes	1,307	(75)	(15,704)	60,125

Income (loss) from continuing operations	$(53,436)	$(2,342)	$69,708	$149,296

Dole’s equity earnings in unconsolidated subsidiaries, which have been included in EBIT in the table above, relate primarily to the fresh fruit operating segment. EBIT includes unrealized foreign exchange gains and losses and gains on asset sales.

Total assets for the three reportable operating segments, corporate and fresh-cut flowers were as follows:

	October 10,	January 3,
	2009	2009
	(In thousands)

Total assets:
Fresh fruit	$2,194,375	$2,322,899
Fresh vegetables	382,697	460,221
Packaged foods	659,590	686,801

Total operating segments	3,236,662	3,469,921
Corporate	1,204,386	832,709
Fresh-cut flowers — discontinued operation	12,639	61,989

	$4,453,687	$4,364,619

NOTE 12 —	CONTINGENCIES

Dole is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to Dole’s operations. At October 10, 2009, guarantees of $1.8 million consisted primarily of amounts advanced under third-party bank agreements to independent growers that supply Dole with product. Dole has not historically experienced any significant losses associated with these guarantees.

Dole issues letters of credit and bank guarantees through its ABL revolver and its pre-funded letter of credit facilities, and, in addition, separately through major banking institutions. Dole also provides insurance-company-issued bonds. These letters of credit, bank guarantees and insurance company bonds are required by certain

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

regulatory authorities, suppliers and other operating agreements. As of October 10, 2009, total letters of credit, bank guarantees and bonds outstanding under these arrangements were $224.3 million, of which $96.5 million was issued under Dole’s pre-funded letter of credit facility.

Dole also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. Dole guaranteed $193.6 million of its subsidiaries’ obligations to their suppliers and other third parties as of October 10, 2009.

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

DBCP Cases:  A significant portion of Dole’s potential legal exposure relates to lawsuits pending in the United States and in several foreign countries, alleging injury as a result of exposure to the agricultural chemical DBCP (1,2-dibromo-3-chloropropane). DBCP was manufactured by several chemical companies including Dow and Shell and registered by the U.S. government for use on food crops. Dole and other growers applied DBCP on banana farms in Latin America and the Philippines and on pineapple farms in Hawaii. Specific periods of use varied among the different locations. Dole halted all purchases of DBCP, including for use in foreign countries, when the U.S. EPA cancelled the registration of DBCP for use in the United States in 1979. That cancellation was based in part on a 1977 study by a manufacturer which indicated an apparent link between male sterility and exposure to DBCP among factory workers producing the product, as well as early product testing done by the manufacturers showing testicular effects on animals exposed to DBCP. To date, there is no reliable evidence demonstrating that field application of DBCP led to sterility among farm workers, although that claim is made in the pending lawsuits. Nor is there any reliable scientific evidence that DBCP causes any other injuries in humans, although plaintiffs in the various actions assert claims based on cancer, birth defects and other general illnesses.

Currently there are 237 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP or seeking enforcement of Nicaragua judgments. In addition, there are 72 labor cases pending in Costa Rica under that country’s national insurance program.

Twenty-three of the 237 lawsuits are currently pending in various jurisdictions in the United States. On June 17, 2009, Los Angeles Superior Court Judge Chaney issued written Findings of Fact and Conclusions of Law, formally ordering dismissal with prejudice of the two remaining lawsuits brought on behalf of Nicaraguan plaintiffs who had falsely claimed they were sterile as a result of exposure to DBCP on Dole-contracted Nicaraguan banana farms, finding that the plaintiffs, and certain of their attorneys, fabricated their claims, engaged in a long-running conspiracy to commit a fraud on the court, used threats of violence to frighten witnesses and suppress the truth, and conspired with corrupt Nicaraguan judges, depriving Dole and the other companies of due process. On June 9, 2009, the First Circuit Court of Hawaii dismissed the Patrickson case, which had involved ten plaintiffs from Honduras, Costa Rica, Ecuador and Guatemala, finding that their DBCP claims were time-barred by the statute of limitations. On October 30, 2009, the Los Angeles Superior Court dismissed seven lawsuits involving plaintiffs from the Ivory Coast, where Dole did not operate when DBCP was in use. These lawsuits were dismissed after plaintiffs’ counsel

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

had, on July 17, 2009, filed a motion to withdraw as counsel of record in response to a witness who has come forward alleging fraud, which motion has now been granted. Previously, the U.S. District Court for the Central District of California had dismissed an eighth lawsuit also brought by plaintiffs from the Ivory Coast. The remaining lawsuits are pending in Latin America and the Philippines. Claimed damages in DBCP cases worldwide total approximately $44.4 billion, with lawsuits in Nicaragua representing approximately 88% of this amount. Typically in these cases Dole is a joint defendant with the major DBCP manufacturers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against Dole.

One case pending in Los Angeles Superior Court with 12 Nicaraguan plaintiffs initially resulted in verdicts which totaled approximately $5 million in damages against Dole in favor of six of the plaintiffs. As a result of the court’s March 7, 2008 favorable rulings on Dole’s post-verdict motions, including, importantly, the court’s decision striking down punitive damages in the case on U.S. Constitutional grounds, the damages against Dole were reduced to $1.58 million in total compensatory awards to four of the plaintiffs; and the court granted Dole’s motion for a new trial as to the claims of one of the plaintiffs. On July 7, 2009, the California Second District Court of Appeals issued an order to show cause why this $1.58 million judgment should not be vacated and judgment be entered in defendants’ favor on the grounds that the judgment was procured through fraud. Plaintiffs were to provide their response to the order to show cause to the trial court within 30 days of the issuance of the order. In that order, the Court of Appeals stated that the trial court need not hold an evidentiary hearing to decide whether the judgment was procured by fraud, but instead can rely on the record that was presented in support of Dole’s request to have the case sent back to the trial court. Since the Court of Appeals’ order, the four plaintiffs who prevailed against Dole, and the one as to whom a new trial was granted, responded to the Court’s order to show cause. They moved to dismiss Dole’s petition to set aside the judgment based on fraud. The Court has set a hearing date of November 19, 2009 on that motion. Dole believes this motion is without merit. The Court has also set a hearing on Dole’s petition to set aside the judgment based on fraud for January 25, 2010.

In Nicaragua, 197 cases are currently filed (of which 20 are active) in various courts throughout the country, all but one of which were brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional. Thirty-two cases have resulted in judgments in Nicaragua: $489.4 million (nine cases consolidated with 468 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; $64.8 million (one case with 86 claimants) on June 15, 2004; $27.7 million (one case with 39 claimants) on March 17, 2005; $98.5 million (one case with 150 claimants) on August 8, 2005; $46.4 million (one case with 62 claimants) on August 20, 2005; $809 million (six cases consolidated with 1,248 claimants) on December 1, 2006; $38.4 million (one case with 192 claimants) on November 14, 2007; and $357.7 million (eight cases with 417 claimants) on January 12, 2009, which Dole recently learned of unofficially. Except for the latest one, Dole has appealed all judgments, with Dole’s appeal of the August 8, 2005 $98.5 million judgment and of the December 1, 2006 $809 million judgment currently pending before the Nicaragua Court of Appeal. Dole will appeal the $357.7 million judgment once it has been served.

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

The claimants’ attempted enforcement of the December 11, 2002 judgment for $489.4 million in the United States resulted in a dismissal with prejudice of that action by the United States District Court for the Central District of California on October 20, 2003. The claimants have voluntarily dismissed their appeal of that

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

decision, which was pending before the United States Court of Appeals for the Ninth Circuit. Defendants’ motion for sanctions against plaintiffs’ counsel is still pending before the Court of Appeals in that case. A Special Master appointed by the Court of Appeals has recommended that plaintiffs’ counsel be ordered to pay defendants’ fees and costs up to $130,000 each to Dole and the other two defendants; and following such recommendation, the Court of Appeals has appointed a special prosecutor. The Court held oral argument on the recommendation of the special prosecutor and a follow up hearing on such recommendation was held on October 15, 2009.

There was one case pending in the U.S. District Court in Miami, Florida seeking enforcement of the August 8, 2005 $98.5 million Nicaraguan judgment. On September 4, 2009, the Court completed an evidentiary hearing to consider Dole’s request that the Court deny enforcement of this judgment, contending that Nicaragua’s judicial system does not provide due process or an impartial judiciary, which also lacks transparency and is corrupt. U.S. District Judge Pual C. Huck was already aware of the evidence of fraud detailed in Judge Chaney’s June 17, 2009 written Findings of Fact and Conclusions of Law. On October 20, 2009, Judge Huck issued an order denying enforcement, citing separate and independent grounds for non-recognition: the Nicaragua trial court did not have jurisdiction over the defendant companies; the judgment did not arise out of proceedings that comported with the international concept of due process; the judgment was rendered under a system which does not provide impartial tribunal or procedures compatible with the requirements of due process of law; and the cause of action or claim for relief on which the judgment is based is repugnant to the public policy of Florida. Final judgment in favor of Dole (and the other defendant companies) was entered November 10, 2009, and the Court ordered the case closed.

Claimants have also sought to enforce the Nicaraguan judgments in Colombia, Ecuador and Venezuela. In Venezuela, the claimants have attempted to enforce five of the Nicaraguan judgments in that country’s Supreme Court: $489.4 million (December 11, 2002); $82.9 million (February 25, 2004); $15.7 million (May 25, 2004); $56.5 million (June 14, 2004); and $64.8 million (June 15, 2004). The Venezuela Supreme Court has dismissed two of these enforcement actions, the one for $15.7 million and one for $56.5 million, because plaintiffs failed to properly serve the defendants. An action filed to enforce the $27.7 million Nicaraguan judgment (March 17, 2005) in the Colombian Supreme Court was dismissed. In Ecuador, the claimants attempted to enforce the five Nicaraguan judgments issued between February 25, 2004 through June 15, 2004 in the Ecuador Supreme Court. The First, Second and Third Chambers of the Ecuador Supreme Court issued rulings refusing to consider those enforcement actions on the ground that the Supreme Court was not a court of competent jurisdiction for enforcement of a foreign judgment. The plaintiffs subsequently refiled those five enforcement actions in the civil court in Guayaquil, Ecuador. Two of these subsequently filed enforcement actions have been dismissed by the 3rd Civil Court — $15.7 million (May 25, 2004) — and the 12th Civil Court — $56.5 million (June 14, 2004) — in Guayaquil; plaintiffs have sought reconsideration of those dismissals. The remaining three enforcement actions are still pending.

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

Although no assurance can be given concerning the outcome of the DBCP cases, in the opinion of management, after consultation with legal counsel and based on past experience defending and settling DBCP claims, the pending lawsuits are not expected to have a material adverse effect on Dole’s financial condition or results of operations.

European Union Antitrust Inquiry:  On October 15, 2008, the European Commission, or EC, adopted a Decision against Dole Food Company, Inc. and Dole Fresh Fruit Europe OHG and against other unrelated banana companies, finding violations of the European competition (antitrust) laws. The Decision imposes €45.6 million in fines on Dole.

The Decision follows a Statement of Objections, issued by the EC on July 25, 2007, and searches carried out by the EC in June 2005 at certain banana importers and distributors, including two of Dole’s offices.

Dole received the Decision on October 21, 2008 and appealed the Decision to the European Court of First Instance in Luxembourg on December 24, 2008.

Dole made an initial $10 million (€7.6 million) provisional payment towards the €45.6 million fine on January 22, 2009. As agreed with the European Commission (DG Budget), Dole provided the required bank guaranty for the remaining balance of the fine to the EC by the deadline of April 30, 2009. The bank guaranty renews annually during the appeals process (which may take several years) and carries interest of 6.15% (accrued from January 23, 2009). If the European Court of First Instance fully agrees with Dole’s arguments presented in its appeal, Dole will be entitled to the return of all monies paid, plus interest.

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

Honduran Tax Case:  In 2005, Dole received a tax assessment from Honduras of approximately $137 million (including the claimed tax, penalty, and interest through the date of assessment) relating to the disposition of all of Dole’s interest in Cerveceria Hondurena, S.A. in 2001. Dole believes the assessment is without merit and filed an appeal with the Honduran tax authorities, which was denied. As a result of the denial in the administrative process, in order to negate the tax assessment, on August 5, 2005, Dole proceeded to the next stage of the appellate process by filing a lawsuit against the Honduran government in the Honduran Administrative Tax Trial Court. The Honduran government sought dismissal of the lawsuit and attachment of assets, which Dole challenged. The Honduran Supreme Court affirmed the decision of the Honduran intermediate appellate court that a statutory prerequisite to challenging the tax assessment on the merits is the payment of the tax assessment or the filing of a payment plan with the Honduran courts; Dole has challenged the constitutionality of the statute requiring such payment or payment plan. Although no assurance can be given concerning the outcome of this case, in the opinion of management, after consultation with legal counsel, the pending lawsuits and tax-related matters are not expected to have a material adverse effect on Dole’s financial condition or results of operations.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 13 —	ASSETS HELD-FOR-SALE

Dole continuously reviews its assets in order to identify those assets that do not meet Dole’s future strategic direction or internal economic return criteria. As a result of this review, Dole has identified and is in the process of selling specific businesses and long-lived assets. In accordance with ASC 205, Dole has reclassified these assets as held-for-sale.

Total assets held-for-sale by segment were as follows:

				Fresh-Cut
				Flowers -
		Fresh	Packaged	Discontinued	Total Assets
	Fresh Fruit	Vegetables	Foods	Operation	Held-For-Sale
	(In thousands)

Balance as of January 3, 2009	$98,105	$38,600	$4,182	$61,989	$202,876
Additions	48,503	599	—	—	49,102
Sales	(24,513)	(35,349)	(968)	(49,350)	(110,180)

Balance as of October 10, 2009	$122,095	$3,850	$3,214	$12,639	$141,798

At October 10, 2009, assets held-for-sale consist of $13.9 million in receivables, $10.2 million in inventories, $0.7 million in other current assets, and $117 million in property, plant and equipment, net of accumulated depreciation.

Total liabilities held-for-sale by segment were as follows:

				Fresh-Cut
				Flowers -
		Fresh	Packaged	Discontinued	Total Liabilities
	Fresh Fruit	Vegetables	Foods	Operation	Held-For-Sale
	(In thousands)

Balance as of January 3, 2009	$5,247	$—	$—	$45,218	$50,465
Additions	13,893	—	—	—	13,893
Sales	(5,247)	—	—	(45,218)	(50,465)

Balance as of October 10, 2009	$13,893	$—	$—	$—	$13,893

Dole received total cash proceeds of approximately $118.1 million on assets sold during the three quarters ended October 10, 2009, which are related to Dole’s asset sale program. The total realized gain recorded from the asset sale program was $34.4 million for the three quarters ended October 10, 2009, which included $1.3 million related to the fresh-cut flowers discontinued operation. Realized gains related to continuing operations for the three quarters ended October 10, 2009, of $33.1 million, are shown as a separate component of operating income in the condensed consolidated statement of operations.

Fresh Fruit

During the first quarter of 2009, Dole completed the sale of a portion of its Latin American banana operations. Dole received net proceeds from the sale of $25.7 million and recorded a gain on the sale of $6.7 million. To date, Dole has collected $20.4 million in cash ($2 million in 2008 and $18.4 million in 2009) and has a $5.3 million receivable which will be collected through January 2010. During the second quarter of 2009, Dole sold a wood box plant in Chile for $0.6 million. During the third quarter of 2009, Dole sold two farms in Costa Rica and a box plant in Ecuador. Dole received net proceeds from these sales of $39.5 million and recorded a gain on the sale of $16.4 million. Related to the net proceeds of $39.5 million, Dole collected $31.7 million in cash and recorded a $7.8 million receivable which will be collected in December 2010. For the three quarters ended October 10, 2009, total realized gains on these sales were approximately $23 million.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During the third quarter of 2009, Dole entered into sale agreements to sell certain operating properties in Latin America for approximately $60.5 million. These properties consist of box plants in Costa Rica, Honduras and Chile. The assets and liabilities of the box plants were reclassified to held-for-sale during the third quarter of 2009. The sales of the box plants in Costa Rica and Honduras closed on October 30, 2009, and the sale of the box plant in Chile is expected to close by the end of November 2009. In addition, Dole reclassified a farm and warehouse facility in Chile to assets held-for-sale during the third quarter of 2009.

The sale of the box plants does not meet the definition of a discontinued operation as defined in ASC 205 as the company has existing supply contracts and continual involvement in the business.

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

Fresh-Cut Flowers — Discontinued Operation

During January 2009, the first phase of the Flowers transaction was completed. Dole retains a portion of the real estate of the former flowers divisions to be sold in subsequent phases of the transaction. Net proceeds from the sale totaled approximately $29.3 million. Of this amount, $21 million was collected in cash and the remaining $8.3 million was recorded as a receivable, which will be repaid during January 2011. Dole recorded a gain on the sale of $1.3 million, which is included as a component of gain on disposal from discontinued operations, net of income taxes in the condensed consolidated statement of operations for the three quarters ended October 10, 2009.

NOTE 14 —	DERIVATIVE FINANCIAL INSTRUMENTS

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

Dole entered into an interest rate swap in 2006 to hedge future changes in interest rates. This agreement effectively converted $320 million of borrowings under Term Loan C, which was variable-rate debt, to a fixed-rate basis through 2011. The interest rate swap fixed the interest rate at 7.2%. The paying and receiving rates under the interest rate swap were 5.5% and 0.5% as of October 10, 2009, with an outstanding notional amount of $320 million.

Dole executed a cross currency swap during 2006 to synthetically convert $320 million of Term Loan C into Japanese yen denominated debt in order to effectively lower the U.S. dollar fixed interest rate of 7.2% to a Japanese yen interest rate of 3.6%. Payments under the cross currency swap were converted from U.S. dollars to Japanese yen at an exchange rate of ¥111.9.

During the second quarter of 2009, Dole amended its cross currency and interest rate swap agreements. The amendments removed early termination provisions which would have allowed the counterparty to settle the swaps at certain specified dates prior to maturity. In addition, the rate at which payments under the cross currency swap

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

were converted from U.S. dollars to Japanese yen increased to ¥114.9 from ¥111.9. In connection with these amendments, Dole also entered into a collateral arrangement which requires Dole to provide collateral to its counterparties when the fair market value of the cross currency and interest rate swaps exceeds a combined liability of $35 million. The measurement date for the collateral required at October 10, 2009 was October 6, 2009, and the fair value of the swaps at the measurement date was a liability of approximately $110 million. Dole provided cash collateral of $40.4 million, which was recorded as restricted deposits in the accompanying condensed consolidated balance sheet, and the remaining $35 million of collateral was issued through letters of credit.

At October 10, 2009, the exchange rate of the Japanese yen to U.S. dollar was ¥88.4. The value of the cross currency swap will fluctuate based on changes in the U.S. dollar to Japanese yen exchange rate and market interest rates until maturity in 2011, at which time it will settle in cash at the then current exchange rate.

All of Dole’s derivative instruments, with the exception of the interest rate swap, are not designated as hedging instruments as defined by ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The interest rate swap is accounted for as a cash flow hedge under ASC 815 and accordingly, unrealized gains or losses are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) in the condensed consolidated balance sheets. Dole is currently reviewing all outstanding derivative instruments to determine which may be designated as hedging instruments as defined by ASC 815, and expects to make such designations by the end of this fiscal year.

At October 10, 2009, the gross notional value and fair value of Dole’s derivative instruments were as follows:

				Derivative Assets (Liabilities)
	Average Strike	Notional		Balance Sheet	Fair
	Price	Amount		Classification	Value
	(In thousands)

Derivatives designated as hedging instruments:
				Other long-term
Interest rate swap		$320,000		liabilities	$(23,244)

Derivatives not designated as hedging instruments:
Foreign currency hedges (buy/sell):
Chilean peso/U.S. dollar	CLP 674	3,739		Receivables, net	$812
Philippine peso/U.S. dollar	PHP 48.2	20,428		Receivables, net	740
U.S. dollar/Swedish krona	SEK 6.97	3,068		Receivables, net	32
U.S. dollar/Japanese yen	JPY 95.9	246,908		Accrued liabilities	(9,021)
U.S. dollar/Euro	EUR 1.45	208,520		Accrued liabilities	(1,036)
U.S. dollar/Canadian dollar	CAD 1.10	28,905		Accrued liabilities	(589)
Cross currency swap — current portion				Receivables, net	2,070
				Other long-term
Cross currency swap		320,000		liabilities	(77,245)
Bunker fuel hedges	$282 (per metric ton)	6,672 (metric tons	)	Receivables, net	839

Total derivatives not designated as hedging instruments					(83,398)

Total					$(106,642)

Settlement of the foreign currency and bunker fuel hedges will occur during 2009 and 2010.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The effect of the interest rate swap on the condensed consolidated balance sheet and statement of operations for the quarter and three quarters ended October 10, 2009 was as follows:

Loss
Recognized in
	AOCI as of	Losses Reclassified into Income
	October 10,	Income Statement	Quarter	Three Quarters
	2009	Classification	Ended	Ended
(In thousands)

Derivatives designated as hedging instruments:
Interest rate swap	$2,220	Interest expense	$3,517	$7,524

Unrecognized losses of $15.1 million related to the interest rate swap are expected to be realized into earnings over the next twelve months. These losses will be primarily offset by gains related to the cross currency swap. During the three quarters ended October 10, 2009, there were no amounts recorded as a result of hedge ineffectiveness.

Net unrealized gains (losses) and realized gains (losses) on derivatives not designated as hedging instruments for the quarters and three quarters ended October 10, 2009 and October 4, 2008 were as follows:

		Quarter Ended
		Unrealized Gains		Realized Gains
		(Losses)		(Losses)
	Income Statement	October 10,	October 4,	October 10,	October 4,
	Classification	2009	2008	2009	2008
		(In thousands)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Cost of products sold	$(10,490)	$14,436	$(1,576)	$(6,477)
Bunker fuel contracts	Cost of products sold	(1,927)	(4,277)	2,217	2,666
Cross currency swap	Other income (expense), net	(27,984)	(6,764)	2,301	2,869

Total		$(40,401)	$3,395	$2,942	$(942)

		Three Quarters Ended
		Unrealized Gains		Realized Gains
		(Losses)		(Losses)
	Income Statement	October 10,	October 4,	October 10,	October 4,
	Classification	2009	2008	2009	2008
		(In thousands)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Cost of products sold	$(2,999)	$17,611	$(281)	$(15,448)
Bunker fuel contracts	Cost of products sold	4,415	(226)	(567)	4,464
Cross currency swap	Other income (expense), net	(34,687)	(20,117)	7,242	8,488

Total		$(33,271)	$(2,732)	$6,394	$(2,496)

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 15 —	FAIR VALUE MEASUREMENTS

Dole’s financial instruments primarily comprise short-term trade and grower receivables, trade payables, notes receivable and notes payable, as well as long-term grower receivables, capital lease obligations, term loans, a revolving loan, and notes and debentures. For short-term instruments, the carrying amount approximates fair value because of the short maturity of these instruments. For the long-term financial instruments, excluding Dole’s secured and unsecured notes and debentures, and term loans, the carrying amount approximates fair value since they bear interest at variable rates or fixed rates which approximate market.

Dole adopted the fair value measurements and disclosures guidance, ASC 820, as of December 30, 2007 for financial assets and liabilities measured on a recurring basis. Dole adopted ASC 820 for all nonfinancial assets and liabilities at the beginning of fiscal year 2009. ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs to valuation techniques used to measure fair value. These levels, in order of highest to lowest priority are described below:

Level 1:  Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2:  Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:  Unobservable inputs that are not corroborated by market data.

The following table provides a summary of the assets and liabilities measured at fair value on a recurring basis under the ASC 820 hierarchy:

		Fair Value Measurements at
		Reporting Date Using
		Significant	Significant
		Other Observable	Unobservable
	October 10,	Inputs	Inputs
	2009	(Level 2)	(Level 3)
	(In thousands)

Assets and Liabilities Measured on a Recurring Basis
Assets:
Foreign currency exchange contracts	$1,584	$1,584	$—
Bunker fuel contracts	839	839	—

	$2,423	$2,423	$—

Liabilities:
Foreign currency exchange contracts	$10,646	$10,646	$—
Interest rate swap	23,244	23,244	—
Cross currency swap, net	75,175	75,175	—

	$109,065	$109,065	$—

For Dole, the assets and liabilities that are required to be recorded at fair value on a recurring basis are the derivative instruments. The fair values of Dole’s derivative instruments are determined using Level 2 inputs, which are defined as “significant other observable inputs.” The fair values of the foreign currency exchange contracts, bunker fuel contracts, interest rate swap and cross currency swap were estimated using internal discounted cash flow calculations based upon forward foreign currency exchange rates, bunker fuel futures, interest-rate yield curves or quotes obtained from brokers for contracts with similar terms less any credit valuation adjustments. Dole recorded a credit valuation adjustment at October 10, 2009 which reduced the derivative liability balances. The

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

credit valuation adjustment was $2.5 million and $16.3 million at October 10, 2009 and January 3, 2009, respectively. The net change in the credit valuation adjustment resulted in a loss of $13.8 million during the three quarters ended October 10, 2009. Of this loss, $2.1 million was recorded as interest expense and $11.7 million was recorded as other income (expense), net. For the quarter ended October 10, 2009, the net change in the credit valuation adjustment resulted in a loss of $0.6 million. Of this loss, $0.4 million was recorded as interest expense and $0.2 million was recorded as other income (expense), net.

The following table provides a summary of the assets measured at fair value on a nonrecurring basis for the three quarters ended October 10, 2009 under the ASC 820 hierarchy:

Fair Value Measurements at
Reporting Date Using
		Significant	Significant
		Other Observable	Unobservable
	October 10,	Inputs	Inputs
	2009	(Level 2)	(Level 3)
(In thousands)

Assets Measured on a Nonrecurring Basis
Distrifruit net assets	$10,037	$—	$10,037

In addition to assets and liabilities that are recorded at fair value on a recurring basis, Dole is required to record assets and liabilities at fair value on a nonrecurring basis. Nonfinancial assets such as goodwill, indefinite-lived intangible assets and long-lived assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. Dole did not measure any assets or liabilities at fair value on a nonrecurring basis during the quarter ended October 10, 2009.

The goodwill and indefinite-lived intangible asset impairment analysis was performed in the second quarter of 2009 using a combination of discounted cash flow models and market multiples. The fair value of the Distrifruit business was determined based on a discounted cash flow model. The discounted cash flow models used estimates and assumptions including pricing and volume data, anticipated growth rates, profitability levels, tax rates and discount rates.

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

Fair Value of Debt

Dole estimates the fair value of its secured and unsecured notes and debentures based on current quoted market prices. The term loans are traded between institutional investors on the secondary loan market, and the fair values of the term loans are based on the last available trading price. The carrying value and estimated fair values of Dole’s debt is summarized below:

	October 10, 2009		January 3, 2009
	Carrying	Estimated	Carrying	Estimated
	Value(1)	Fair Value	Value(1)	Fair Value
	(In thousands)

Secured and unsecured notes and debentures	$1,353,595	$1,440,978	$1,100,000	$809,400
Term loans	800,592	811,600	835,444	585,855

(1)	Net of debt discounts on secured and unsecured notes and debentures

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 16 —	EARNINGS PER SHARE

	Quarter Ended		Three Quarters Ended
	October 10,	October 4,	October 10,	October 4,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Income (loss) from continuing operations	$(53,436)	$(2,342)	$69,708	$149,296
Income (loss) from discontinued operations	445	(21,760)	832	(20,263)
Gain on disposal of discontinued operations	—	3,315	1,308	3,315
Less: Net income attributable to noncontrolling interests	(830)	(531)	(2,704)	(1,857)

Net income (loss) attributable to Dole Food Company, Inc.	$(53,821)	$(21,318)	$69,144	$130,491

Weighted average common shares outstanding — Basic and Diluted(1)	51,710	51,710	51,710	51,710
Earnings Per Share — Basic and Diluted
Income (loss) from continuing operations	$(1.03)	$(0.05)	$1.35	$2.89
Income (loss) from discontinued operations	0.01	(0.42)	0.02	(0.39)
Gain on disposal of discontinued operations	—	0.06	0.02	0.06
Less: Net income attributable to noncontrolling interests	(0.02)	—	(0.05)	(0.04)

Net income (loss) attributable to Dole Food Company, Inc.	$(1.04)	$(0.41)	$1.34	$2.52

(1)	Basic and diluted weighted average common shares outstanding reflect the effect of the restructuring transactions in connection with the IPO (see Note 3 for further information).

NOTE 17 —	GUARANTOR FINANCIAL INFORMATION

Dole’s wholly-owned domestic subsidiaries (“Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, Dole’s obligations under the indentures related to the 2010 Notes, the 2011 Notes, Dole’s 8.75% debentures due 2013, the 2014 Notes and the 2016 Notes (the “Guarantees”). Each Guarantee is subordinated in right of payment to the Guarantors’ existing and future senior debt, including obligations under the senior secured credit facilities, and will rank pari passu with all senior subordinated indebtedness of the applicable Guarantor.

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

The following are condensed consolidating statements of operations of Dole for the quarters and three quarters ended October 10, 2009 and October 4, 2008; condensed consolidating balance sheets as of October 10, 2009 and January 3, 2009; and condensed consolidating statements of cash flows for the three quarters ended October 10, 2009 and October 4, 2008.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended October 10, 2009

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$24,095	$886,174	$1,486,797	$(458,893)	$1,938,173
Cost of products sold	(19,200)	(800,417)	(1,397,327)	455,573	(1,761,371)

Gross margin	4,895	85,757	89,470	(3,320)	176,802
Selling, marketing and general and administrative expenses	(21,918)	(58,973)	(71,408)	3,320	(148,979)
Gain on asset sales	—	—	16,359	—	16,359

Operating income (loss)	(17,023)	26,784	34,421	—	44,182
Equity in subsidiary income	(19,948)	(13,778)	—	33,726	—
Other income (expense), net	196	—	(34,778)	—	(34,582)
Interest income	378	42	1,945	—	2,365
Interest expense	(43,759)	(31)	(26,165)	—	(69,955)

Income (loss) from continuing operations before income taxes and equity earnings	(80,156)	13,017	(24,577)	33,726	(57,990)
Income taxes	26,335	(33,338)	8,310	—	1,307
Equity in earnings of unconsolidated subsidiaries	—	(73)	3,320	—	3,247

Loss from continuing operations	(53,821)	(20,394)	(12,947)	33,726	(53,436)
Income from discontinued operations, net of income taxes	—	—	445	—	445

Net loss	(53,821)	(20,394)	(12,502)	33,726	(52,991)
Less: Net income attributable to noncontrolling interests	—	—	(830)	—	(830)

Net loss attributable to Dole Food Company, Inc.	$(53,821)	$(20,394)	$(13,332)	$33,726	$(53,821)

For the Quarter Ended October 4, 2008

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$24,654	$867,615	$1,764,009	$(399,944)	$2,256,334
Cost of products sold	(24,509)	(798,204)	(1,647,634)	396,286	(2,074,061)

Gross margin	145	69,411	116,375	(3,658)	182,273
Selling, marketing and general and administrative expenses	(20,253)	(55,599)	(78,017)	3,658	(150,211)
Gain on asset sales	1,350	1,141	—	—	2,491

Operating income (loss)	(18,758)	14,953	38,358	—	34,553
Equity in subsidiary income	32,654	53,311	—	(85,965)	—
Other income (expense), net	(76)	—	11,017	—	10,941
Interest income	57	90	1,940	—	2,087
Interest expense	(34,558)	(2)	(18,056)	—	(52,616)

Income (loss) from continuing operations before income taxes and equity earnings	(20,681)	68,352	33,259	(85,965)	(5,035)
Income taxes	(638)	(8,144)	8,707	—	(75)
Equity in earnings of unconsolidated subsidiaries	1	(26)	2,793	—	2,768

Income (loss) from continuing operations, net of income taxes	(21,318)	60,182	44,759	(85,965)	(2,342)
Income (loss) from discontinued operations, net of income taxes	—	(31,368)	9,608	—	(21,760)
Gain on disposal of discontinued operations, net of income taxes	—	3,315	—	—	3,315

Net income (loss)	(21,318)	32,129	54,367	(85,965)	(20,787)
Less: Net income attributable to noncontrolling interests	—	—	(531)	—	(531)

Net income (loss) attributable to Dole Food Company, Inc.	$(21,318)	$32,129	$53,836	$(85,965)	$(21,318)

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Quarters Ended October 10, 2009

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$55,691	$2,347,105	$3,984,401	$(1,137,712)	$5,249,485
Cost of products sold	(46,740)	(2,109,049)	(3,619,735)	1,128,828	(4,646,696)

Gross margin	8,951	238,056	364,666	(8,884)	602,789
Selling, marketing and general and administrative expenses	(45,976)	(144,450)	(178,787)	8,884	(360,329)
Gain on asset sales	—	10,093	23,059	—	33,152

Operating income (loss)	(37,025)	103,699	208,938	—	275,612
Equity in subsidiary income	161,054	104,969	—	(266,023)	—
Other income (expense), net	(246)	—	(45,430)	—	(45,676)
Interest income	913	112	4,476	—	5,501
Interest expense	(100,740)	(88)	(56,915)	—	(157,743)

Income from continuing operations before income taxes and equity earnings	23,956	208,692	111,069	(266,023)	77,694
Income taxes	45,188	(49,055)	(11,837)	—	(15,704)
Equity in earnings of unconsolidated subsidiaries	—	92	7,626	—	7,718

Income from continuing operations	69,144	159,729	106,858	(266,023)	69,708
Income from discontinued operations, net of income taxes	—	—	832	—	832
Gain on discontinued operations, net of income taxes	—	—	1,308	—	1,308

Net income	69,144	159,729	108,998	(266,023)	71,848
Less: Net income attributable to noncontrolling interests	—	—	(2,704)	—	(2,704)

Net income attributable to Dole Food Company, Inc.	$69,144	$159,729	$106,294	$(266,023)	$69,144

For the Three Quarters Ended October 4, 2008

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$60,716	$2,372,687	$4,638,058	$(1,091,839)	$5,979,622
Cost of products sold	(58,841)	(2,174,579)	(4,243,195)	1,082,162	(5,394,453)

Gross margin	1,875	198,108	394,863	(9,677)	585,169
Selling, marketing and general and administrative expenses	(50,746)	(138,658)	(209,999)	9,677	(389,726)
Gain on asset sales	2,324	1,141	10,669	—	14,134

Operating income (loss)	(46,547)	60,591	195,533	—	209,577
Equity in subsidiary income	188,301	151,165	—	(339,466)	—
Other income (expense), net	(76)	—	5,959	—	5,883
Interest income	144	174	4,647	—	4,965
Interest expense	(89,633)	(542)	(47,183)	—	(137,358)

Income from continuing operations before income taxes and equity earnings	52,189	211,388	158,956	(339,466)	83,067
Income taxes	78,305	(6,691)	(11,489)	—	60,125
Equity in earnings of unconsolidated subsidiaries	(3)	130	5,977	—	6,104

Income from continuing operations, net of income taxes	130,491	204,827	153,444	(339,466)	149,296
Income (loss) from discontinued operations, net of income taxes	—	(21,221)	958	—	(20,263)
Gain on disposal of discontinued operations, net of income taxes	—	3,315	—	—	3,315

Net income	130,491	186,921	154,402	(339,466)	132,348
Less: Net income attributable to noncontrolling interests	—	—	(1,857)	—	(1,857)

Net income attributable to Dole Food Company, Inc.	$130,491	$186,921	$152,545	$(339,466)	$130,491

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of October 10, 2009

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

ASSETS
Cash and cash equivalents	$15,744	$—	$87,895	$(1,606)	$102,033
Restricted deposits	302,453	—	—	—	302,453
Receivables, net of allowances	409,541	126,895	458,126	(290,529)	704,033
Inventories	6,433	283,466	411,080	—	700,979
Prepaid expenses	10,395	11,667	54,028	—	76,090
Deferred income tax assets	18,891	25,567	—	(21,932)	22,526
Assets held-for-sale	72,526	7,064	62,208	—	141,798

Total current assets	835,983	454,659	1,073,337	(314,067)	2,049,912
Restricted deposits	—	—	40,360	—	40,360
Investments	2,432,385	1,929,173	111,833	(4,388,862)	84,529
Property, plant and equipment, net	162,156	261,647	547,481	—	971,284
Goodwill	—	131,818	280,929	—	412,747
Intangible assets, net	689,615	15,581	1,549	—	706,745
Other assets, net	72,186	8,092	107,832	—	188,110

Total assets	$4,192,325	$2,800,970	$2,163,321	$(4,702,929)	$4,453,687

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$5,227	$421,133	$325,936	$(314,067)	$438,229
Liabilities held-for-sale	—	—	13,893	—	13,893
Accrued liabilities	64,144	168,137	211,436	—	443,717
Current portion of long-term debt	360,896	264	9,362	—	370,522
Notes payable	—	—	37,287	—	37,287

Total current liabilities	430,267	589,534	597,914	(314,067)	1,303,648
Intercompany payables (receivables)	1,618,588	(299,097)	(1,319,491)	—	—
Long-term debt	1,167,057	3,293	686,914	—	1,857,264
Deferred income tax liabilities	217,573	7,926	31,538	—	257,037
Other long-term liabilities	273,060	39,180	210,768	—	523,008
Equity attributable to Dole Food Company, Inc.	485,780	2,460,134	1,928,728	(4,388,862)	485,780
Equity attributable to noncontrolling interests	—	—	26,950	—	26,950

Total shareholders’ equity	485,780	2,460,134	1,955,678	(4,388,862)	512,730

Total liabilities and shareholders’ equity	$4,192,325	$2,800,970	$2,163,321	$(4,702,929)	$4,453,687

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Quarters Ended October 10, 2009

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$239,156	$(45,759)	$79,667	$9,836	$282,900

INVESTING ACTIVITIES
Cash received from sales of assets and businesses, net of cash disposed	—	46,544	47,860	—	94,404
Capital additions	(2,027)	(10,150)	(24,034)	—	(36,211)
Restricted deposits	(302,453)	—	(40,360)	—	(342,813)
Other	(45)	—	—	—	(45)

Cash flow provided by (used in) investing activities	(304,525)	36,394	(16,534)	—	(284,665)

FINANCING ACTIVITIES
Short-term debt repayments, net of borrowings	285	9,397	(18,495)	—	(8,813)
Long-term debt borrowings, net of debt issuance costs	1,181,649	—	(4,946)	—	1,176,703
Long-term debt repayments	(1,102,632)	(32)	(34,950)	—	(1,137,614)
Dividends paid to parent	(15,000)	—	—	—	(15,000)
Dividends paid to noncontrolling interests	—	—	(5,541)	—	(5,541)

Cash flow provided by (used in) financing activities	64,302	9,365	(63,932)	—	9,735

Effect of foreign currency exchange rate changes on cash	—	—	3,234	—	3,234

Increase (decrease) in cash and cash equivalents	(1,067)	—	2,435	9,836	11,204
Cash and cash equivalents at beginning of period	16,811	—	85,460	(11,442)	90,829

Cash and cash equivalents at end of period	$15,744	$—	$87,895	$(1,606)	$102,033

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Quarters Ended October 4, 2008

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$(16,270)	$(47,737)	$36,704	$—	$(27,303)

INVESTING ACTIVITIES
Cash received from sales of assets and businesses, net of cash disposed	42,332	78,103	33,376	—	153,811
Capital additions	(420)	(16,608)	(41,899)	—	(58,927)
Other	(245)	—	—	—	(245)

Cash flow provided by (used in) investing activities	41,667	61,495	(8,523)	—	94,639

FINANCING ACTIVITIES
Short-term debt repayments, net of borrowings	—	(13,719)	(26,534)	5,967	(34,286)
Long-term debt borrowings, net of debt issuance costs	1,061,000	—	49	—	1,061,049
Long-term debt repayments	(1,091,789)	(39)	(11,319)	—	(1,103,147)
Dividends paid to noncontrolling interests	—	—	(13,314)	—	(13,314)

Cash flow used in financing activities	(30,789)	(13,758)	(51,118)	5,967	(89,698)

Effect of foreign currency exchange rate changes on cash	—	—	(3,943)	—	(3,943)

Increase (decrease) in cash and cash equivalents	(5,392)	—	(26,880)	5,967	(26,305)
Cash and cash equivalents at beginning of period	16,424	—	95,801	(15,164)	97,061

Cash and cash equivalents at end of period	$11,032	$—	$68,921	$(9,197)	$70,756

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements, which are based on management’s assumptions and describe Dole’s future plans, strategies and expectations, are generally identifiable by the use of terms such as “anticipate,” “will,” “expect,” “believe,” “should” or similar expressions. The potential risks and uncertainties that could cause Dole’s actual results to differ materially from those expressed or implied herein are set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q and Item 7A of Dole’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009 and include: weather-related phenomena; market responses to industry volume pressures; product and raw materials supplies and pricing; changes in interest and currency exchange rates; economic crises; quotas, tariffs and other governmental actions and international conflict.

Overview

Significant highlights for Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) were as follows:

•	Dole successfully completed a $446 million initial public offering of 35.7 million common shares on October 22, 2009. Dole’s common stock began trading on the New York Stock Exchange under the ticker symbol “DOLE” on October 23, 2009. Dole received net proceeds of $415 million, reflecting $31 million of underwriting discount and offering expenses and has used and plans to use the net proceeds to pay down indebtedness.

•	Dole completed the sale and issuance of $315 million 8% Senior Secured Notes due October 2016 at a discount of $6 million. On October 26, 2009, the net proceeds from the offering, together with cash on hand and borrowings under Dole’s revolving credit facility were used to redeem all $363 million outstanding of Dole’s 7.25% Senior Notes due June 2010.

•	Dole reduced its total net debt outstanding by $43 million during the third quarter of 2009. Total net debt is defined as total debt less cash and cash equivalents and current restricted deposits. Over the last six quarters, Dole reduced its total net debt outstanding by $523 million, or 22%, as a result of monetizing non-core assets, cost cutting initiatives and improved earnings. Net debt at the end of the third quarter of 2009 was $1.86 billion and there were no borrowings outstanding under the asset based revolving credit facility (“ABL revolver”).

•	Cash flows provided by operating activities for the three quarters ended October 10, 2009 were $282.9 million compared to cash flows used in operating activities of $27.3 million for the same period in 2008. Cash flows provided by operating activities improved primarily due to better working capital management and higher operating income.

•	Net revenues for the third quarter of 2009 were $1.9 billion compared to $2.3 billion in the third quarter of 2008. Net revenues for the first three quarters of 2009 were $5.2 billion compared to $6 billion for the first three quarters of 2008. The decrease was primarily due to the fourth quarter 2008 sale of our JP Fresh and Dole France ripening and distribution subsidiaries (“divested businesses”). In addition, lower sales in our remaining European ripening and distribution business, fresh vegetables and packaged food segments and unfavorable foreign currency exchange movements in selling locations also impacted revenues.

•	Operating income in the third quarter of 2009 was $44.2 million compared to $34.6 million in the third quarter of 2008, an increase of 28%. Third quarter 2009 operating income included a net $3.9 million benefit due to gains on asset sales and unrealized hedging losses, compared with a net $12.7 million benefit due to asset sales and unrealized hedging gains for the same period in 2008. Operating income during the first three quarters of 2009 totaled $275.6 million, an increase of 32% over the first three quarters of 2008.

•	Adjusted EBITDA in the third quarter of 2009 was $84.5 million compared to $71.4 million in the third quarter of 2008, an increase of 18%. Adjusted EBITDA for the first three quarters of 2009 was $349 million compared to $309 million for the same period in 2008, an increase of 13%.

•	During the third quarter of 2009, Dole sold a box manufacturing plant in Latin America. Subsequent to the close of the third quarter, three additional box plants were sold. Total proceeds from these asset sales, which will be used to pay down debt, are expected to be approximately $100 million.

•	There were also favorable developments in legal proceedings:

•	On October 30, 2009, the Los Angeles Superior Court dismissed the remaining seven DBCP lawsuits brought on behalf of plaintiffs from the Ivory Coast, where Dole did not operate when DBCP was in use. This now ends all eight of the lawsuits originally brought against Dole (and other defendants) — the United States District Court for the Central District of California had previously dismissed the first of these lawsuits.

•	On October 20, 2009, the United States District Court for the Southern District of Florida issued an order denying recognition and enforcement of the $98.5 million Nicaragua judgment against Dole and another U.S. company, citing separate and independent grounds for non-recognition: the Nicaragua trial court did not have jurisdiction over the defendant companies; the judgment did not arise out of proceedings that comported with the international concept of due process; the judgment was rendered under a system which does not provide impartial tribunals or procedures compatible with the requirements of due process of law; and the cause of action or claim for relief on which the judgment is based is repugnant to the public policy of Florida. Final judgment in favor of Dole (and the other defendant companies) was entered November 10, 2009.

Non-GAAP Financial Measures

The following is a reconciliation of Adjusted EBITDA to the most directly comparable Generally Accepted Accounting Principle (GAAP) financial measure:

	Quarter Ended		Three Quarters Ended
	October 10,	October 4,	October 10,	October 4,
	2009	2008	2009	2008
	(In thousands)

Income (loss) from continuing operations	$(53,436)	$(2,342)	$69,708	$149,296
Interest expense	69,955	52,616	157,743	137,358
Income taxes	(1,307)	75	15,704	(60,125)

EBIT	15,212	50,349	243,155	226,529
Depreciation and amortization from continuing operations	37,564	42,203	92,386	106,644
Net unrealized (gain) loss on derivative instruments	40,401	(3,395)	33,271	2,732
Foreign currency exchange (gain) loss on vessel obligations	(1,032)	(7,245)	5,951	(9,320)
Net unrealized (gain) loss on foreign denominated instruments	8,716	(8,024)	7,355	(3,469)
Gain on asset sales	(16,359)	(2,491)	(33,152)	(14,134)

Adjusted EBITDA	$84,502	$71,397	$348,966	$308,982

EBIT and Adjusted EBITDA are measures commonly used by financial analysts in evaluating the performance of companies. EBIT is calculated by adding back interest expense and income taxes to income (loss) from continuing operations. Adjusted EBITDA is calculated by adding depreciation and amortization from continuing operations to EBIT, by adding the net unrealized loss or subtracting the net unrealized gain on certain derivative instruments to and from EBIT, respectively, (foreign currency and bunker fuel hedges and the cross currency swap), by adding the foreign currency loss or subtracting the foreign currency gain on the vessel obligations to and from EBIT, respectively, by adding the net unrealized loss or subtracting the net unrealized gain on foreign denominated instruments to and from EBIT, respectively, and by subtracting the gain on asset sales from EBIT. During the first quarter of 2007, all of the Company’s foreign currency and bunker fuel hedges were designated as effective hedges of cash flows as defined by FASB ASC Topic 815, and these designations were changed during the second quarter of 2007. Beginning in the second quarter of 2007, all unrealized gains and losses related to these instruments have been recorded in the consolidated statement of operations. During 2008, Dole initiated an asset sale program in order to reduce the leverage of the Company with proceeds generated from the sale of non-core assets during the 2008 fiscal year and the three quarters ended October 10, 2009. Dole’s capital lease obligations related to its vessel leases are denominated in currencies that are different than the functional currencies of the subsidiaries that hold these leases. In addition, Dole has loans and deposits denominated in currencies that are different than the functional currencies of the subsidiaries that hold these instruments. The currency gains and losses recorded on the vessel obligations and the unrealized currency gains and losses recorded on foreign denominated instruments have been excluded from Adjusted EBITDA because management excludes these amounts when evaluating the performance of Dole.

EBIT and Adjusted EBITDA are not calculated or presented in accordance with U.S. GAAP and EBIT and Adjusted EBITDA are not a substitute for net income attributable to Dole Food Company, Inc., net income, income from continuing operations, cash flows from operating activities or any other measure prescribed by U.S. GAAP. Further, EBIT and Adjusted EBITDA as used herein are not necessarily comparable to similarly titled measures of other companies. However, Dole has included EBIT and Adjusted EBITDA herein because management believes that EBIT and Adjusted EBITDA are useful performance measures for Dole. In addition, EBIT and Adjusted EBITDA are presented because Dole’s management believes that these measures are frequently used by securities analysts, investors and others in the evaluation of the Company. Management internally uses EBIT and Adjusted EBITDA for decision making and to evaluate Dole’s performance.

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation from, or as an alternative to operating income, cash flow or other combined income or cash flow data prepared in accordance with U.S. GAAP. Because of its limitations, Adjusted EBITDA presented throughout this Form 10-Q should not be considered as measures of discretionary cash available to invest in business growth or reduce indebtedness. Dole compensates for these limitations by relying primarily on its U.S. GAAP results and using Adjusted EBITDA only supplementally.

Results of Operations

Selected results of operations for the quarters and three quarters ended October 10, 2009 and October 4, 2008 were as follows:

	Quarter Ended		Three Quarters Ended
	October 10,	October 4,	October 10,	October 4,
	2009	2008	2009	2008
	(In thousands)

Revenues, net	$1,938,173	$2,256,334	$5,249,485	$5,979,622
Operating income	44,182	34,553	275,612	209,577
Other income (expense), net	(34,582)	10,941	(45,676)	5,883
Interest expense	(69,955)	(52,616)	(157,743)	(137,358)
Income taxes	1,307	(75)	(15,704)	60,125
Income (loss) from discontinued operations, net of income taxes	445	(21,760)	832	(20,263)
Gain on disposal of discontinued operations, net of income taxes	—	3,315	1,308	3,315
Net income (loss) attributable to Dole Food Company, Inc.	(53,821)	(21,318)	69,144	130,491

Revenues

For the quarter ended October 10, 2009, revenues decreased 14% to $1.9 billion from $2.3 billion for the quarter ended October 4, 2008. The primary reason for the decrease was the divestiture of Dole’s ripening and distribution businesses in the United Kingdom and France. Excluding third quarter 2008 sales from Dole’s divested businesses, sales decreased 9%. Fresh fruit sales decreased mainly due to lower sales in the remaining European ripening and distribution businesses, and lower sales of bananas in Europe. Fresh vegetables sales decreased due to lower volumes and pricing. Packaged foods sales decreased due to lower volumes sold in North America. These decreases were partially offset by higher sales of fresh pineapples in North America and Asia and higher sales of bananas in North America.

For the three quarters ended October 10, 2009, revenues decreased 12% to $5.2 billion from $6 billion for the three quarters ended October 4, 2008. Excluding sales for the first three quarters of 2008 from Dole’s divested businesses, sales decreased 7%. The decrease in revenues was primarily due to the same factors that impacted the third quarter except for higher sales of bananas in Asia partially offset by lower sales of fresh pineapples in Asia. Net unfavorable foreign currency exchange movements in Dole’s selling locations resulted in lower revenues of approximately $187 million for the three quarters ended October 10, 2009.

Operating Income

For the quarter ended October 10, 2009, operating income was $44.2 million compared to $34.6 million for the quarter ended October 4, 2008. Included in third quarter of 2009 operating income is a net benefit of $3.9 million from gains on asset sales and unrealized hedging activities. For the same period in 2008, Dole had net gains on asset sales and unrealized hedging activities of $12.7 million. Fresh fruit operating income benefited from improved banana performance in Europe primarily due to lower shipping and distribution costs. In addition, fresh pineapple earnings worldwide improved as a result of lower product and shipping costs. Fresh vegetables reported higher earnings due to improved plant utilization and lower distribution costs in the value-added business. Packaged foods reported higher earnings as a result of improved pricing, lower product costs attributable to lower commodity costs (fuel and plastic), lower shipping and distribution costs and favorable foreign currency movements in Thailand and the Philippines, where products are sourced. If foreign currency exchange rates in Dole’s significant foreign operations during the third quarter of 2009 had remained unchanged from those experienced during the third quarter of 2008, Dole estimates that its operating income would have been lower by approximately $12 million. These improvements were partially offset by lower earnings in Dole’s North America banana operations primarily due to higher product costs as a result of adverse weather conditions in Latin America. In addition, operating results were lower in Dole’s European ripening and distribution business, the Chilean deciduous fruit operations and Dole’s North America fresh-packed vegetables business.

For the three quarters ended October 10, 2009, operating income increased to $275.6 million from $209.6 million for the three quarters ended October 4, 2008. Fresh fruit operating income increased primarily as a result of improved banana earnings in Europe and Asia and lower product costs in both the Chilean deciduous fruit and Asia fresh pineapple businesses. Fresh vegetables reported higher earnings due to improved operating performance in the value-added business. Packaged foods earnings improved worldwide as a result of lower product costs as well as lower selling and general and administrative expenses. If foreign currency exchange rates in Dole’s significant foreign operations during the three quarters ended October 10, 2009 had remained unchanged from those experienced during the three quarters ended October 4, 2008, Dole estimates that its operating income would have been lower by approximately $10 million.

Other Income (Expense), Net

For the quarter ended October 10, 2009, other income (expense), net was an expense of $34.6 million compared to income of $10.9 million in the prior year. The change was primarily due to an increase in unrealized losses of $21.2 million generated on Dole’s cross currency swap and $14.1 million generated on Dole’s foreign denominated borrowings and a reduction in the foreign currency exchange gain on Dole’s vessel obligation.

For the three quarters ended October 10, 2009, other income (expense), net was an expense of $45.7 million compared to income of $5.9 million for the three quarters ended October 4, 2008. The change was due to an increase in unrealized losses of $12.8 million for Dole’s foreign denominated borrowings, $14.6 million for Dole’s cross currency swap, and a $15.3 million increase in the foreign currency exchange loss on Dole’s vessel obligation. In addition, debt issuance costs of $5.2 million were written-off associated with the March 2009 amendment of Dole’s senior secured credit facilities.

Interest Expense

Interest expense for the quarter ended October 10, 2009 was $70 million compared to $52.6 million for the quarter ended October 4, 2008. Interest expense for the three quarters ended October 10, 2009 was $157.7 million compared to $137.4 million for the three quarters ended October 4, 2008. Interest expense for both periods increased primarily as a result of higher borrowing rates resulting from Dole’s March 2009 refinancing transactions.

Income Taxes

Dole recorded $15.7 million of income tax expense on $77.7 million of pretax income from continuing operations for the three quarters ended October 10, 2009. Income tax expense included interest expense of $2.5 million (net of associated income tax benefits of approximately $0.5 million) related to Dole’s unrecognized tax benefits. An income tax benefit of $60.1 million was recorded for the three quarters ended October 4, 2008, which included $60.9 million for the favorable settlement of the federal income tax audit for the years 1995 to 2001 and interest expense of $4.5 million (net of associated income tax benefits of approximately $1.1 million) related to Dole’s unrecognized tax benefits. Dole’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions.

Income taxes for the quarters ended October 10, 2009 and October 4, 2008 were a benefit of $1.3 million and an expense of $0.1 million, respectively.

Under ASC Topic 270 and ASC Topic 740, Dole is required to adjust its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. Applying the provisions of ASC Topic 270 and ASC Topic 740 could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

For the periods presented, Dole’s income tax provision differs from the U.S. federal statutory rate applied to Dole’s pretax income primarily due to operations in foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate, offset by the accrual for uncertain tax positions. In addition, income taxes for the three quarters ended October 4, 2008 also benefited from the settlement of the federal income tax audit for the years 1995-2001.

Segment Results of Operations

Dole has three reportable operating segments: fresh fruit, fresh vegetables and packaged foods. These reportable segments are managed separately due to differences in their products, production processes, distribution channels and customer bases.

Management evaluates and monitors segment performance primarily through, among other measures, earnings before interest expense and income taxes (“EBIT”). EBIT is calculated by adding interest expense and income taxes to income from continuing operations. Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to Dole as a whole. EBIT is not defined under U.S. GAAP and should not be considered in isolation or as a substitute for net income or cash flow measures prepared in accordance with U.S. GAAP or as a measure of Dole’s profitability. Additionally, Dole’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate EBIT in the same manner.

Revenues from external customers and EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended		Three Quarters Ended
	October 10,	October 4,	October 10,	October 4,
	2009	2008	2009	2008
	(In thousands)

Revenues from external customers:
Fresh fruit	$1,329,147	$1,601,547	$3,672,562	$4,296,997
Fresh vegetables	298,849	327,938	790,378	838,610
Packaged foods	309,784	326,529	785,526	843,152
Corporate	393	320	1,019	863

	$1,938,173	$2,256,334	$5,249,485	$5,979,622

	Quarter Ended		Three Quarters Ended
	October 10,	October 4,	October 10,	October 4,
	2009	2008	2009	2008
	(In thousands)

EBIT:
Fresh fruit	$44,928	$59,261	$240,216	$243,415
Fresh vegetables	(3,504)	(6,373)	9,460	(8,313)
Packaged foods	29,172	9,843	75,060	40,842

Total operating segments	70,596	62,731	324,736	275,944
Corporate:
Unrealized loss on cross currency swap	(27,984)	(6,764)	(34,687)	(20,117)
Unrealized gain (loss) on foreign denominated instruments	(8,725)	8,375	(7,144)	3,305
Operating and other expenses	(18,675)	(13,993)	(39,750)	(32,603)

Corporate	(55,384)	(12,382)	(81,581)	(49,415)
Interest expense	(69,955)	(52,616)	(157,743)	(137,358)
Income taxes	1,307	(75)	(15,704)	60,125

Income (loss) from continuing operations	$(53,436)	$(2,342)	$69,708	$149,296

Fresh Fruit

Fresh fruit revenues for the quarter ended October 10, 2009 decreased 17% to $1.3 billion from $1.6 billion for the quarter ended October 4, 2008. The primary reason for the reduction in revenue was the divestiture of Dole’s ripening and distribution businesses in the United Kingdom and France. Excluding third quarter 2008 sales from Dole’s divested businesses in the European ripening and distribution operations, fresh fruit revenues decreased 10% during the third quarter of 2009. European ripening and distribution revenues for the third quarter 2009 were $517 million, compared to $750 million for the third quarter of 2008. European ripening and distribution revenues from businesses not divested decreased $107 million during the third quarter of 2009 primarily as a result of unfavorable euro and Swedish krona foreign currency exchange movements and lower volumes sold in Germany. Third quarter 2009 banana sales decreased $12 million due to lower volumes sold in Asia as well as planned volume reductions in Europe, partially offset by higher volumes sold in North America. Fresh pineapple sales increased $11 million mainly due to higher volumes of fresh pineapples sold in North America and improved pricing of fresh pineapples in Asia. Fresh fruit revenues for the three quarters ended October 10, 2009 decreased 15% to $3.7 billion from $4.3 billion for the three quarters ended October 4, 2008. Excluding sales for the first three quarters of 2008 from Dole’s divested businesses, fresh fruit revenues for the first three quarters of 2009 decreased 7%. European ripening and distribution revenues for year to date 2009 were $1.4 billion, compared to $2.1 billion for the 2008 year to date period. The change in revenues was mainly due to the same factors that impacted sales during the third quarter except for higher sales of bananas in Asia as a result of improved pricing and lower sales of fresh pineapples in Asia. Net unfavorable foreign currency exchange movements in Dole’s foreign selling locations resulted in lower revenues of approximately $16 million and $176 million during the third quarter and first three quarters of 2009, respectively.

Dole’s fresh fruit segment EBIT is significantly impacted by certain items, which are included in the table below:

	Quarter Ended		Three Quarters Ended
	October 10,	October 4,	October 10,	October 4,
	2009	2008	2009	2008
	(In thousands)

Fresh fruit products	$40,745	$41,834	$223,202	$203,196
Unrealized gain (loss) on foreign currency and fuel hedges	(12,917)	8,027	418	16,316
Foreign currency exchange gain (loss) on vessel obligations	1,032	7,245	(5,951)	9,320
Net unrealized gain (loss) on foreign denominated instruments	(291)	805	(512)	1,590
Gain on asset sales	16,359	1,350	23,059	12,993

Total Fresh fruit EBIT	$44,928	$59,261	$240,216	$243,415

Fresh fruit EBIT for the quarter ended October 10, 2009 decreased to $44.9 million from $59.3 million for the quarter ended October 4, 2008. Third quarter European ripening and distribution EBIT decreased to $4.2 million in 2009 from $8.5 million in 2008. Lower EBIT was reported in the European ripening and distribution business primarily due to lower sales volumes and the impact of unfavorable euro foreign currency exchange movements. Third quarter 2009 banana EBIT increased slightly as improved earnings in the European banana business resulting from lower shipping and distribution costs were partially offset by lower earnings in Dole’s North America banana operations. Adverse weather conditions in Latin America early in the year impacted production yields and resulted in significantly higher fruit costs. Fresh fruit EBIT also benefitted from higher worldwide earnings in Dole’s fresh pineapple operations. If foreign currency exchange rates in Dole’s significant fresh fruit foreign operations during the quarter ended October 10, 2009 had remained unchanged from those experienced during the quarter ended October 4, 2008, Dole estimates that fresh fruit EBIT would have been lower by approximately $8 million. Fresh fruit EBIT for the three quarters ended October 10, 2009 decreased to $240.2 million from $243.4 million for the three quarters ended October 4, 2008. The change in EBIT was mainly due to the same factors that impacted EBIT during the third quarter. European ripening and distribution EBIT decreased to $16 million for year to date 2009, compared to $27 million for year to date 2008. North America banana earnings decreased mainly due to higher fruit costs. These factors were offset by higher banana EBIT in Asia and improved earnings in the Chilean deciduous fruit operations as a result of lower product costs.

Fresh Vegetables

Fresh vegetables revenues for the quarter ended October 10, 2009 decreased 9% to $298.8 million from $327.9 million for the quarter ended October 4, 2008. Lower revenues in the North America fresh-packed vegetables business resulted from lower sales of major product lines. Revenues in the value-added category decreased primarily due to lower sales volumes, lower fuel and transportation related surcharges, and a small shift in sales from higher to lower priced products. Fresh vegetables revenues for the three quarters ended October 10, 2009 decreased 6% to $790.4 million from $838.6 million for the three quarters ended October 4, 2008. The change in revenues for the three quarters was mainly due to the same factors that impacted sales during the third quarter.

Fresh vegetables EBIT for the quarter ended October 10, 2009 improved to a loss of $3.5 million from a loss of $6.4 million for the quarter ended October 4, 2008. This improvement was primarily due to lower raw material and fuel costs, and improved network efficiency in the value-added category. Earnings in the fresh-packed vegetables category decreased as a result of lower pricing across most major products. Fresh vegetables EBIT for the three quarters ended October 10, 2009 increased to $9.5 million from a loss of $8.3 million for the three quarters ended October 4, 2008. The increase in EBIT was primarily due to improved performance in the value-added category from continued operating efficiencies and lower raw material and fuel costs. In addition, fresh vegetables EBIT includes a gain of $9.2 million from property sold in California during the first quarter of 2009. Total fresh vegetables EBIT in 2008 also benefited from a workers compensation accrual adjustment of $7 million recorded in the second quarter of 2008. North America fresh-packed vegetables earnings increased, absent the workers compensation accrual adjustment in 2008, due to lower harvesting and growing costs.

Packaged Foods

Packaged foods revenues for the quarter ended October 10, 2009 decreased 5% to $309.8 million from $326.5 million for the quarter ended October 4, 2008. The decrease in revenues was primarily due to lower volumes sold in North America. Lower volumes were due in part to a contraction in the packaged fruit category. In addition, price increases have also impacted volumes. Packaged foods revenues for the three quarters ended October 10, 2009 decreased 7% to $785.5 million from $843.2 million for the three quarters ended October 4, 2008. The change in revenues for the first three quarters of the year was mainly due to the same factors that impacted sales during the third quarter.

EBIT in the packaged foods segment for the quarter ended October 10, 2009 increased to $29.2 million from $9.8 million for the quarter ended October 4, 2008. The increase in EBIT was attributable to improved pricing and lower product, shipping and distribution costs. Lower product costs resulted from lower commodity costs (fuel and plastic) as well as favorable foreign currency movements in Thailand and the Philippines, where products are sourced. Lower shipping and distribution costs resulted from lower fuel prices. EBIT for the three quarters ended October 10, 2009 increased to $75.1 million from $40.8 million for the three quarters ended October 4, 2008. The increase in EBIT was attributable to improved earnings worldwide and lower selling, general and administrative expenses. If foreign currency exchange rates in Dole’s packaged foods foreign operations during the quarter and the three quarters ended October 10, 2009 had remained unchanged from those experienced during the quarter and the three quarters ended October 4, 2008, Dole estimates that packaged foods EBIT would have been lower by approximately $4 million and $10 million, respectively.

Corporate

Corporate EBIT was a loss of $55.4 million for the quarter ended October 10, 2009 compared to a loss of $12.4 million for the quarter ended October 4, 2008. The decrease in EBIT was primarily due to an increase in unrealized losses of $21.2 million generated on the cross currency swap. In addition, EBIT in 2009 was impacted by unrealized losses on foreign denominated instruments of $8.7 million. Corporate EBIT was a loss of $81.6 million for the three quarters ended October 10, 2009 compared to a loss of $49.4 million for the three quarters ended October 4, 2008. The decrease in EBIT was primarily due to an increase in unrealized losses of $14.6 million generated on the cross currency swap, unrealized losses of $7.1 million on foreign denominated instruments, and the write-off of deferred debt issuance costs of $5.2 million associated with the March 2009 amendment of Dole’s senior secured credit facilities. These factors were partially offset by lower levels of general and administrative expenditures.

Discontinued Operations

During the second quarter of 2008, Dole approved and committed to a formal plan to divest its fresh-cut flowers operations (“Flowers transactions”). The first phase of the Flowers transaction was completed during the first quarter of 2009. In addition, during the fourth quarter of 2007, Dole approved and committed to a formal plan to divest its citrus and pistachio operations (“Citrus”) located in central California. The operating results of Citrus were included in the fresh fruit operating segment. The sale of Citrus was completed during the third quarter of 2008.

The operating results of fresh-cut flowers and Citrus for the quarters and three quarters ended October 10, 2009 and October 4, 2008 are reported in the following table:

	Quarter Ended	Quarter Ended
	October 10, 2009	October 4, 2008
	Fresh-Cut	Fresh-Cut
	Flowers	Flowers	Citrus	Total
	(In thousands)

Revenues	$564	$23,804	$399	$24,203

Income (loss) before income taxes	$498	$(24,892)	$(478)	$(25,370)
Income taxes	(53)	3,855	(245)	3,610

Income (loss) from discontinued operations, net of income taxes	$445	$(21,037)	$(723)	$(21,760)

Gain on disposal of discontinued operations, net of income taxes	$—	$—	$3,315	$3,315

	Three
	Quarters Ended	Three Quarters Ended
	October 10, 2009	October 4, 2008
	Fresh-Cut	Fresh-Cut
	Flowers	Flowers	Citrus	Total
	(In thousands)

Revenues	$3,745	$86,683	$5,419	$92,102

Income (loss) before income taxes	$972	$(33,929)	$(729)	$(34,658)
Income taxes	(140)	14,546	(151)	14,395

Income (loss) from discontinued operations, net of income taxes	$832	$(19,383)	$(880)	$(20,263)

Gain on disposal of discontinued operations, net of income taxes	$1,308	$—	$3,315	$3,315

Fresh-Cut Flowers

Fresh-cut flowers income before income taxes for the three quarters ended October 10, 2009 increased to $1 million from a loss of $33.9 million for the three quarters ended October 4, 2008. As a result of the January 16, 2009 close of the first phase of the Flowers transaction, fresh-cut flowers operating results for the first three quarters of 2009 consisted of only two weeks of operations compared to twelve weeks during 2008. In connection with the sale, Dole received cash proceeds of $21 million and recorded a note receivable of $8.3 million, which is due January 2011. Dole recorded a gain of $1.3 million on the sale.

Liquidity and Capital Resources

Cash flows provided by operating activities were $282.9 million for the three quarters ended October 10, 2009, compared to cash flows used in operating activities of $27.3 million for the three quarters ended October 4, 2008. Cash flows provided by operating activities improved $310.2 million primarily due to better working capital management and higher operating income. Working capital improved due to significantly better collections of receivables and lower levels of raw materials and crop inventory. These improvements were partially offset by lower levels of accounts payable and higher prepaid expenses, due in part to the timing of payments.

Cash flows used in investing activities were $284.7 million for the three quarters ended October 10, 2009, compared to cash flows provided by investing activities of $94.6 million for the three quarters ended October 4, 2008. Net use of cash in investing activities was primarily due to restricted deposits and lower levels of cash proceeds received on asset sales, partially offset by lower capital expenditures. Of the restricted deposits, $302.5 million was related to the net proceeds of the 8% Senior Secured Notes due October 2016 (“2016 Notes”)

offering deposited with the trustee under the indenture governing Dole’s 7.25% Notes due June 2010 (“2010 Notes”). On October 26, 2009, Dole redeemed all of the outstanding 2010 Notes. The remaining $40.4 million was related to a collateral agreement associated with Dole’s cross currency and interest rate swap instruments.

Cash flows provided by financing activities were $9.7 million for the three quarters ended October 10, 2009, compared to cash flows used in financing activities of $89.7 million for the three quarters ended October 4, 2008. As a result of proceeds received from asset sales and improved earnings during the first three quarters of 2009, Dole repaid $150.5 million under the ABL revolver and repurchased $37 million of the 2010 Notes. In addition, Dole repaid all of the outstanding 8.625% Senior Notes due 2009 (“2009 Notes”), and issued 13.875% Senior Secured Notes due March 2014 (“2014 Notes”) and the 2016 Notes. In connection with the 2009 refinancing transactions, Dole incurred $25.3 million of debt issuance costs.

On June 22, 2009, Dole declared and paid a dividend of $15 million to its parent, DHM Holding Company, Inc. Dole paid the dividend during the third quarter of 2009. Dole does not at present have the ability to declare future dividends under the terms of its senior secured credit facilities.

As of October 10, 2009, Dole had a cash balance of $102 million and an ABL revolver borrowing base of $330.1 million. After taking into account approximately $91.6 million of outstanding letters of credit issued under the ABL revolver, Dole had approximately $238.5 million available for borrowings as of October 10, 2009. Amounts outstanding under the term loan facilities were $800.6 million at October 10, 2009. In addition, Dole had approximately $96.5 million of letters of credit and bank guarantees outstanding under its $100 million pre-funded letter of credit facility at October 10, 2009.

On April 30, 2009, Dole obtained letters of credit to support a bank guarantee issued to the European Commission in connection with their Decision that imposed a fine on Dole. These letters of credit were issued under the ABL revolver and the pre-funded letter of credit facility.

During the second quarter of 2009, Dole reclassified to current liabilities $400 million of its 2010 Notes. During the second quarter of 2009, Dole’s Board of Directors authorized the repurchase of up to $95 million of the 2010 Notes. As of October 10, 2009, Dole had repurchased $37 million of the 2010 Notes and on October 26, 2009 redeemed all of the remaining outstanding 2010 Notes.

Initial Public Offering

On October 22, 2009, Dole priced a $446 million initial public offering (“IPO”) of approximately 35.7 million common shares at $12.50 per share. On October 23, 2009, Dole’s common stock began trading on the New York Stock Exchange under the ticker symbol “DOLE.” Upon the October 28, 2009 closing of the IPO, Dole received net proceeds of $415 million, reflecting $31 million of underwriting discount and offering expenses. The net proceeds have been and will be used by Dole to pay down indebtedness, as discussed more fully below. At the completion of the offering, Dole’s chairman, David H. Murdock, and his affiliates beneficially own approximately 51.7 million common shares, or 59% of the Company’s outstanding common shares.

Immediately prior to the IPO closing, Dole completed certain restructuring transactions as a result of which (1) Dole’s former parent holding company, DHM Holding Company, Inc. (“Holdings”) was merged into Dole, (2) some shares of Dole held by an affiliate of Mr. Murdock were redeemed in exchange for (a) the 85% interest in Westlake Wellbeing Properties, LLC (which owns the Four Seasons Hotel Westlake Village) formerly owned by Holdings, together with the assumption by such affiliate of $30 million of a debt obligation of Holdings and (b) approximately 1,600 acres of idle land in Honduras owned by a Dole subsidiary, and (3) Dole paid the remaining $85 million of the Holdings debt obligation in order to eliminate a pre-existing cross-default and cross-acceleration risk under which a default by Holdings on such debt could have resulted in a cross-default and cross-acceleration under Dole’s credit facilities and bond indentures. As a result of the merger of Holdings into Dole, the federal net operating loss carryforwards of Holdings will become available to Dole, subject to normal statutory expiration periods. Holdings’ estimated federal net operating loss carryforwards were approximately $166 million as of October 10, 2009.

Dole used the net proceeds from the IPO to repay $47 million of amounts outstanding under its revolving credit facility, as well as making the $85 million debt repayment discussed above, which, as noted, resulted in the elimination of Dole’s pre-existing cross-default and cross-acceleration risk related to the Holdings debt. In addition, on October 28, 2009, Dole issued to the trustee under the indenture governing Dole’s 2014 Notes a notice of redemption for $122.5 million of 2014 Notes. On October 29, 2009, Dole issued to the trustee under the indenture governing Dole’s 8.875% Senior Notes due 2011 (“2011 Notes”) a notice of redemption for $130 million of 2011 Notes. These redemptions will be paid for with net proceeds from Dole’s IPO.

In connection with a trust offering occurring at the same time as the IPO, an affiliate of Mr. Murdock entered into a purchase agreement with a newly established Trust pursuant to which Mr. Murdock has the option to deliver cash or shares of Dole’s common stock on exchange of the Trust’s securities beginning on November 1, 2012. A portion of the net proceeds from such transaction was used to repay indebtedness of an affiliate of Mr. Murdock that had subjected Dole to an additional cross-default and cross-acceleration risk. As a result of this transaction, and the transactions relating to the former Holdings debt, all of Dole’s pre-existing cross-default and cross-acceleration risks arising from any indebtedness of Mr. Murdock or his affiliates have been eliminated. These transactions do not affect the customary cross-default and cross-acceleration provisions between the different categories of Dole’s own debt.

Refinancing Transactions

During the first quarter of 2009, Dole completed the sale and issuance of the 2014 Notes with a $350 million aggregate principal amount at a discount of $25 million. The 2014 Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (“Securities Act”) and to persons outside the United States in compliance with Regulation S under the Securities Act. The sale was exempt from the registration requirements of the Securities Act. Interest on the 2014 Notes will be paid semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2009. The 2014 Notes have the benefit of a lien on certain U.S. assets of Dole that is junior to the liens of Dole’s senior secured credit facilities (revolving credit and term loan facilities), and are senior obligations of Dole ranking equally with Dole’s existing senior debt. Dole used the net proceeds from this offering to repay the remaining outstanding 2009 Notes at maturity on May 1, 2009.

In connection with the refinancing transactions in the first quarter of 2009, Dole amended its senior secured credit facilities. The amendments, among other things, permitted the issuance of new secured debt securities, increased the interest rate on the term loan and revolving credit facilities and added a leverage maintenance covenant.

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

During the third quarter of 2009, Dole completed the sale and issuance of the 2016 Notes with a $315 million aggregate principal amount at a discount of $6.2 million. The 2016 Notes were sold to qualified institutional investors pursuant to Rule 144A under the Securities and to persons outside the United States in compliance with Regulations under the Securities Act. The sale was exempt from the registration requirements of the Securities Act. Interest on the 2016 Notes will be paid semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2010. The 2016 Notes will mature on October 1, 2016. The 2016 Notes have the benefit of a lien on certain U.S. assets of Dole that is junior to the liens of Dole’s senior secured credit facilities (revolving credit and term loan facilities) and pari passu with the liens of Dole’s 2014 Notes, and are senior obligations ranking equally with Dole’s existing senior debt.

On September 25, 2009, Dole irrevocably deposited the net proceeds from the 2016 Notes offering of $302.5 million with the trustee under the indenture governing Dole’s 2010 Notes, and issued to the trustee a notice of redemption for all of the outstanding $363 million principal amount. On October 26, 2009, Dole used the net proceeds from the 2016 Notes offering, together with cash on hand and borrowings under the revolving credit facility, to redeem all of the outstanding 2010 Notes.

Dole believes that available borrowings under the revolving credit facility and subsidiaries’ uncommitted lines of credit, together with its existing cash balances, future cash flow from operations, planned asset sales and access to capital markets will enable it to meet its working capital, capital expenditure, debt maturity and other commitments and funding requirements. Management’s plan is dependent upon the occurrence of future events which will be impacted by a number of factors including the availability of refinancing, the general economic environment in which Dole operates, Dole’s ability to generate cash flows from its operations, and its ability to attract buyers for assets being marketed for sale. Factors impacting Dole’s cash flow from operations include, but are not limited to, items such as commodity prices, interest rates and foreign currency exchange rates.

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

Although all Latin bananas are subject to a tariff of 176 euro per metric ton under the “tariff only” regime, the EU had allowed up to 775,000 metric tons of bananas from African, Caribbean, and Pacific, or ACP, countries to be imported annually into the EU duty-free. This preferential treatment of a zero tariff on up to 775,000 metric tons of ACP banana imports, as well as the 176 euro per metric ton tariff applied to Latin banana imports, was challenged by Panama, Honduras, Nicaragua, and Colombia in consultation proceedings at the World Trade Organization, or WTO. In addition, both Ecuador and the United States formally requested the WTO Dispute Settlement Body, or DSB, to appoint panels to review the matter.

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

Dole expects that the current tariff applied to Latin banana imports will be lowered in order that the EU may comply with these DSB rulings and with the WTO trade rules. The DSB rulings did not indicate the amount the EU banana tariff should be lowered, and Dole encourages a timely resolution through negotiations among the EU, the U.S., and the Latin banana producing countries. Recent press reports indicate that the EU now expects to reach resolution on the tariff by the end of November 2009; however the Latin banana producing countries and the EU do not yet appear to have agreed on the tariff reduction amount or specific timetable to implement any proposed reduction. Without such specifics, Dole cannot yet determine what potential effects this outcome will have for Dole. Notwithstanding, Dole strongly supports the continued efforts to resolve this dispute and believes that the EU banana tariff, once lowered, will be a favorable result for Dole.

Derivative Instruments and Hedging Activities:  Dole uses derivative instruments to hedge against fluctuations in interest rates, foreign currency exchange rate movements and bunker fuel prices. Dole does not utilize derivatives for trading or other speculative purposes.

All of Dole’s derivative instruments, with the exception of the interest rate swap, are not designated as effective hedges of cash flows as defined by ASC Topic 815. As a result, all changes in fair value of Dole’s derivative financial instruments are reflected in Dole’s condensed consolidated statements of operations. The interest rate swap is accounted for as a cash flow hedge under ASC Topic 815 and accordingly, unrealized gains or losses are recorded as a component of accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets included in this Quarterly Report.

Unrealized gains (losses) on Dole’s foreign currency and bunker fuel hedges and the cross currency swap by reporting segment were as follows:

	Quarter Ended October 10, 2009				Quarter Ended October 4, 2008
	Foreign	Bunker	Cross		Foreign	Bunker	Cross
	Currency	Fuel	Currency		Currency	Fuel	Currency
	Hedges	Hedges	Swap	Total	Hedges	Hedges	Swap	Total
	(In thousands)

Fresh fruit	$(10,990)	$(1,927)	$—	$(12,917)	$12,304	$(4,277)	$—	$8,027
Packaged foods	500	—	—	500	2,132	—	—	2,132
Corporate	—	—	(27,984)	(27,984)	—	—	(6,764)	(6,764)

	$(10,490)	$(1,927)	$(27,984)	$(40,401)	$14,436	$(4,277)	$(6,764)	$3,395

	Three Quarters Ended October 10, 2009				Three Quarters Ended October 4, 2008
	Foreign	Bunker	Cross		Foreign	Bunker	Cross
	Currency	Fuel	Currency		Currency	Fuel	Currency
	Hedges	Hedges	Swap	Total	Hedges	Hedges	Swap	Total
	(In thousands)

Fresh fruit	$(3,997)	$4,415	$—	$418	$16,542	$(226)	$—	$16,316
Packaged foods	998	—	—	998	1,069	—	—	1,069
Corporate	—	—	(34,687)	(34,687)	—	—	(20,117)	(20,117)

	$(2,999)	$4,415	$(34,687)	$(33,271)	$17,611	$(226)	$(20,117)	$(2,732)

For information regarding Dole’s derivative instruments and hedging activities, refer to Note 14 to the condensed consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the three quarters ended October 10, 2009, there have been no material changes in the market risk disclosure presented in Dole’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. For information regarding Dole’s derivative instruments and hedging activities, refer to Note 14 to the condensed consolidated financial statements contained in this Quarterly Report.

Item 4. CONTROLS AND PROCEDURES

An evaluation was carried out as of October 10, 2009 under the supervision and with the participation of Dole’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act. Based upon this evaluation, Dole’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 10, 2009. No change in our internal control over financial reporting identified in connection with this evaluation that occurred during our third quarter of 2009 has materially affected, or is reasonably likely to materially affect, Dole’s internal control over financial reporting.

PART II.
OTHER INFORMATION
DOLE FOOD COMPANY, INC.

Item 1.	Legal Proceedings

For information regarding legal matters, refer to Note 12 to the condensed consolidated financial statements contained in this Quarterly Report.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed on pages 14-25 in Dole’s Prospectus filed pursuant to Rule 424(b)(4) (Registration No. 333-161345), filed with the SEC on October 26, 2009, which pages are incorporated herein by reference and attached hereto as Exhibit 99.1.

Item 6.	Exhibits

Exhibit
Number

10	.15*	Form of Incentive Stock Option Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan
10	.17*	Form of Restricted Stock Unit Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan
31	.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31	.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	.1†	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32	.2†	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99	.1*	Dole Food Company, Inc. Prospectus filed pursuant to Rule 424(b)(4) (Registration No. 333-161345), filed with the SEC on October 26, 2009, pages 14-25 (Risk Factors)

*	Filed herewith

†	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLE FOOD COMPANY, INC.
REGISTRANT

By:	/s/ Joseph S. Tesoriero
Joseph S. Tesoriero
Vice President and
Chief Financial Officer

By:	/s/ Yoon J. Hugh
Yoon J. Hugh
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

November 20, 2009

EXHIBIT INDEX

Exhibit
Number

10	.15*	Form of Incentive Stock Option Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan
10	.17*	Form of Restricted Stock Unit Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan
31	.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act.
31	.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	.1†	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32	.2†	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
99	.1*	Dole Food Company, Inc. Prospectus filed pursuant to Rule 424(b)(4) (Registration No. 333-161345), filed with the SEC on October 26, 2009, pages 14-25 (Risk Factors)

*	Filed herewith

†	Furnished herewith