Form 10-K
period 2010-01-02
DOLE FOOD CO INC
filed 2010-03-25
CIK 18169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2010
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
Registrant’s telephone number including area code:
(818) 879-6600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 20, 2009, the approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $0.

The number of shares of Common Stock outstanding as of March 15, 2010 was 88,233,289.

DOCUMENTS INCORPORATED BY REFERENCE
None

DOLE FOOD COMPANY, INC.

FORM 10-K
Fiscal Year Ended January 2, 2010

i

PART I

Item 1.	Business

Dole Food Company, Inc. was founded in Hawaii in 1851 and was incorporated under the laws of Hawaii in 1894. Dole reincorporated as a Delaware corporation in July 2001. Unless the context otherwise requires, Dole Food Company, Inc. and its consolidated subsidiaries are referred to in this report as the “Company,” “Dole” and “we.”

Dole’s principal executive offices are located at One Dole Drive, Westlake Village, California 91362, telephone (818) 879-6600. At January 2, 2010, we had approximately 39,100 full-time permanent employees and 36,500 full-time seasonal or temporary employees, worldwide. Dole is the world’s largest producer and marketer of high-quality fresh fruit and fresh vegetables. Dole markets a growing line of packaged and frozen fruits and is a produce industry leader in nutrition education and research. Our website address is www.dole.com.

On October 28, 2009, Dole completed a $446 million initial public offering of its common stock and received net proceeds of $415 million (see Note 3 of the Consolidated Financial Statements for further information).

Dole’s operations are described below. For detailed financial information with respect to Dole’s business and its operations, see Dole’s Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, which are included in this report.

Overview

Dole is the world’s leading producer, marketer and distributor of fresh fruit and fresh vegetables, including an expanding line of value-added products. We are one of the world’s largest producers of bananas and pineapples, and an industry leader in packaged fruit products, packaged salads and fresh vegetables. Our most significant products hold the number 1 or number 2 positions in their respective markets. For the fiscal year ended January 2, 2010, Dole generated revenues of approximately $6.8 billion and operating income of approximately $352 million. At January 2, 2010 we had total assets of $4.1 billion.

We provide wholesale, retail and institutional customers around the world with high quality food products that bear the DOLE® trademarks. The DOLE brand was introduced in 1933 and is one of the most recognized brands for fresh and packaged produce in the United States, as evidenced by Dole’s 68% unaided consumer brand awareness — more than twice that of Dole’s nearest competitor, according to a major global research company (Millward Brown). We utilize product quality, brand recognition, competitive pricing, food safety, nutrition education, customer service and consumer marketing programs to enhance our position within the food industry. Consumer and institutional recognition of the DOLE trademarks and related brands and the association of these brands with high quality food products contribute significantly to our leading positions in the markets that we serve.

Dole has built a fully-integrated operating platform as a result of which our nearly 200 products are sourced, grown, processed, marketed and distributed in more than 90 countries. Our products are produced both directly on Dole-owned or leased land and in Dole owned factories and through associated producer and independent grower arrangements under which we provide varying degrees of farming, harvesting, packing, storing, shipping and marketing services. We use our global refrigerated supply chain that features the largest dedicated refrigerated containerized fleet in the world, as well as an extensive network of packaging, ripening and distribution centers, to deliver fresh Dole products to market.

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

Health-conscious consumers are driving much of the growth in demand for fresh produce. Over the past several decades, the benefits of natural, preservative-free foods have become an increasingly significant element of the public dialogue on health and nutrition. As a result, consumption of fresh fruit and vegetables has markedly increased. According to the U.S. Department of Agriculture, Americans consumed an additional 37 pounds of fresh fruit and vegetables per capita in 2008 than they did in 1988.

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

Competitive Strengths

Our competitive strengths have contributed to our strong historical operating performance and should enable us to capitalize on future growth opportunities:

•	Market Share Leader. Our most significant products hold the number 1 or number 2 positions in their respective markets. We maintain number 1 market share positions in North American bananas, North American iceberg lettuce, celery, cauliflower, and packaged fruit products, including our line of plastic fruit cups called FRUIT BOWLS, FRUIT BOWLS in Gel, Fruit Parfaits and fruit in plastic jars.

•	Strong Global Brand. Consumer and institutional recognition of the DOLE trademark and related brands and the association of these brands with high quality food products contribute significantly to our leading positions in the markets that we serve. By implementing a global marketing program, we have made the distinctive red “DOLE” letters and sunburst a familiar symbol of freshness and quality recognized around the world. We actively continue to leverage the DOLE brand through product extensions and new product introductions.

•	Valuable Asset Base. We are an asset rich company, which provides significant competitive advantages to our operations and value to our investors. In addition to the DOLE trademark, we have an impressive base of tangible assets. We own 122,000 acres of farms and other land holdings, including 26,000 acres of farmland in Oahu, Hawaii and approximately 2,600 acres of peach orchards in California. We have the largest dedicated refrigerated containerized fleet in the world, which includes 14,800 refrigerated containers, 11 owned and 14 chartered vessels. We own over 60 ripening and distribution centers in Europe and Asia. We own and operate over one million square feet of vegetable processing facilities globally. Additionally, our packaged food business processes its product lines in over 1.9 million square feet of owned manufacturing facilities.

•	State-of-the-Art Infrastructure. Our production, processing, transportation and distribution infrastructure is state-of-the-art, enabling us to efficiently deliver the highest quality and freshest product to our customers. The investments in our infrastructure, including farms, packing houses, manufacturing facilities and shipping assets, allow for continued growth in the near term. In addition, our market-leading logistics and distribution capabilities allow us to act as a preferred fresh and packaged food provider to leading global supermarkets and mass merchandisers.

•	Refrigerated Supply Chain Management. One of our strongest core competencies is our ability to produce, transport and deliver high-quality perishable products around the world. Dole quality starts right on the farm, and that quality is preserved and protected in our farm-to-customer refrigerated supply chain. Our worldwide network of cold storage — at the farm, on trucks, in containers, on ships and in our distribution centers in the world’s market places — provides a closed-loop cold storage supply chain that enables the worldwide transport of perishable products and is the key to Dole quality and shelf life.

•	Low-Cost Production Capabilities. Dole’s valuable asset base enables us to be a low cost producer in many of our major product lines, including bananas, North American fresh vegetables and packaged fruit products. Over the last several years we have undertaken various initiatives to achieve and maintain this low-cost position, including leveraging our global logistics infrastructure more efficiently. We intend to maintain these low-cost positions through a continued focus on operating efficiency.

•	Diversity of Sourcing Locations. We currently source our fresh fruits and vegetables from over 20 countries and distribute products in more than 90 countries. We are not dependent on any one country for the sourcing of our products. The diversity of our production sources reduces our risk from exposure to natural disasters and political disruptions in any one particular country.

•	Strong Management Team. Our management team has a demonstrated history of delivering strong operating results through disciplined execution. Under our management team’s guidance, Dole’s operating income has increased from $149 million in 2007 to $352 million in 2009. Our senior management team has a total of 110 years of experience at Dole with an average of over 15 years each.

Business Strategy

Key elements of our strategy include:

•	Continue to Leverage our Strong Brand and Market Leadership Position. Our most significant products hold number 1 or number 2 market positions in their respective markets. We intend to maintain those positions and continue to expand our leadership in new product areas as well as with new customers. We have a history of leveraging our strong brand to successfully enter, and in many cases become the largest player in value-added food categories. We intend to continue to evaluate and strategically introduce other branded products in the value-added sectors of our business.

•	Focus on Value-Added Products. We will continue to shift our product mix toward value-added food categories while maintaining and building on our key market leadership positions in commodity fruits and vegetables. For example, we have successfully increased our percentage of revenue from value-added products in our fresh vegetables and packaged foods businesses, where our packaged salad lines and FRUIT BOWL and other non-canned products now account for approximately 52% and 56% of those businesses’ respective revenues. Value-added food categories are growing at a faster rate than traditional commodity businesses and typically generate stronger margins. We plan to continue to address the growing demand for convenient and innovative products by investing in our higher margin, value-added food businesses.

•	Focus on Improving Operating Efficiency and Cash Flow. We intend to continue to focus on profit improvement initiatives and maximizing cash flow by:

•	Analyzing our current customer base and focusing on profitable relationships with strategically important customers;

•	Leveraging our purchasing power to reduce our costs of raw materials;

•	Focusing capital investments to improve productivity; and

•	Selling non-core assets.

•	Pursue Disciplined Growth. We see significant opportunities for growth in all of our product lines and throughout the world. Annual increases in purchasing power, especially in the developing economies, will provide a natural demand for our products. In the United States, we expect category growth in both our packaged salads and frozen fruit businesses in line with the trends toward healthy eating. Our packaged foods division has a large pipeline of new products that will be introduced both nationally and internationally, and which are expected to gain solid distribution gains in the years ahead. Finally, we continue to look at acquisition possibilities worldwide as we grow our global footprint and further strengthen our leadership position.

•	Promote Education through Dole Nutrition Institute. We seek to play a leading role in nutrition education by promoting the health benefits of a plant-based diet. Given the importance of fruit and vegetable consumption in maintaining a healthy weight, nutrition education is key to addressing the global obesity epidemic. Every day new scientific research reveals ways in which fruits and vegetables help prevent and even reverse disease. Dole is committed to leading the way in expanding the knowledge, growing the foods, and marketing the products that will enable people to lead healthier, more vital lives.

•	Encourage Corporate Social Responsibility. Our approach to corporate social responsibility includes sustainable agricultural practices, community service, employee wellness, provision of social services and worker safety. Our practices demonstrate how the world’s leading provider of fruits and vegetables is an industry leader in respect for the environment, worker education and social contributions, among other aspects of corporate responsibility.

Business Segments

We have three business segments: fresh fruit, fresh vegetables and packaged foods. The fresh fruit segment contains several operating divisions that produce and market fresh fruit to wholesale, retail and institutional customers worldwide. The fresh vegetables segment produces and markets fresh-packed and value-added vegetables and salads to wholesale, retail and institutional customers, primarily in North America, Europe and Asia. The packaged foods segment contains several operating divisions that produce and market packaged foods including fruit, juices, frozen fruit and healthy snack foods.

Fresh Fruit

Our fresh fruit business segment has four primary operating divisions: bananas, European ripening and distribution, fresh pineapples and Dole Chile. We believe that we are the industry leader in growing, sourcing, shipping and distributing consistently high-quality fresh fruit. The fresh fruit business segment represented approximately 69% of 2009 consolidated revenues.

Bananas

We are one of the world’s largest producers of bananas, growing and selling approximately 154 million boxes of bananas in 2009. We sell most of our bananas under the DOLE brand. We primarily sell bananas to customers in North America, Europe and Asia. We are the number 1 brand of bananas in both the U.S. (an approximate 35% market share) and Japan (an approximate 31% market share) and the number 2 provider in Europe (an approximate 9% market share). In Latin America, we source our bananas primarily in Honduras, Costa Rica, Ecuador, Colombia, Guatemala and Peru, growing on approximately 35,600 acres of company-owned farms and approximately 80,000 acres of independent producers’ farms. We ship our Latin American bananas to North America and Europe in our refrigerated and containerized shipping fleet. In Asia, we source our bananas primarily in the Philippines. Bananas accounted for approximately 42% of our fresh fruit business segment revenues in 2009.

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

European Ripening and Distribution

Our European ripening and distribution business distributes DOLE and non-DOLE branded fresh produce in Europe. This business operates 24 ripening and distribution centers in nine countries, predominantly in Western Europe. This is a value-added service Dole provides to customers since European retailers generally do not self- distribute or self-ripen. This business assists us in firmly establishing our European customer relationships. In 2009, European Ripening and Distribution accounted for approximately 40% of our fresh fruit business segment’s revenues. Our principal competitors in this business are Total Produce Plc and Univeg.

Fresh Pineapples

We are the number 2 global marketer of fresh pineapples, growing and selling more than 34 million boxes in 2009. We source our pineapples primarily from Dole-operated farms and independent growers in Latin America, Hawaii, the Philippines and Thailand. We produce and sell several different varieties, including the sweet yellow pineapple. We introduced the sweet yellow pineapple in 1999, and now market a substantial portion of this fruit under the DOLE TROPICAL GOLD® label. Varieties of pineapple other than the sweet pineapples are also used in our packaged products. Our primary competitor in fresh pineapples is Fresh Del Monte Produce Inc. Pineapples accounted for approximately 8% of our fresh fruit business segment’s revenues in 2009.

Dole Chile

We began our Chilean operations in 1982 and we are the largest exporter of Chilean fruit. We export grapes, apples, pears, stone fruit (e.g., peaches and plums) and kiwifruit from approximately 600 primarily leased acres and 12,300 contracted acres. The weather and geographic features of Chile are similar to those of the Western United States, with opposite seasons. Accordingly, Chile’s harvest is counter-seasonal to that in the northern hemisphere, offsetting the seasonality in our other non-tropical fresh fruit. We primarily export Chilean fruit to North America, Latin America and Europe. Our Dole Chile business division accounted for approximately 5% of our fresh fruit business segment’s revenues in 2009.

Fresh Vegetables

Our fresh vegetables business segment produces and markets fresh-packed and value-added vegetables. We source fresh vegetables from Dole-owned, leased and contracted farms. Our value-added products are produced in state-of-the-art processing facilities in Yuma, Arizona, Soledad, California, Springfield, Ohio and Bessemer City, North Carolina. Under arrangements with independent growers, we purchase fresh produce at the time of harvest and are generally responsible for harvesting, packing and shipping the product to our central cooling and distribution facilities. We pursue a balanced growth strategy between our fresh-packed and value-added vegetable products. In 2009, value-added products accounted for 52% of our revenues for this segment. The fresh vegetables business segment accounted for approximately 15% of 2009 consolidated revenues.

Fresh-packed Vegetables

We source, harvest, cool, distribute and market more than 20 different types of fresh and fresh-cut vegetables, including iceberg lettuce, red and green leaf lettuce, romaine lettuce, butter lettuce, celery, cauliflower, broccoli, carrots, brussels sprouts, green onions, asparagus, snow peas and artichokes, as well as fresh strawberries. Products are grown by independent farmers under multi-year contracts, with harvesting primarily provided by us. Many of our fresh-packed vegetables are packaged in the field reducing handling and increasing product quality. We sell our fresh-packed vegetables products primarily in North America, Asia and, to a lesser extent, Western Europe. In North America, we are the largest supplier of iceberg lettuce, celery and cauliflower, and the third largest producer of strawberries. Our primary competitors in this category include: Tanimura & Antle, Duda Farm Fresh Foods, Ocean Mist Farms, the Nunes Company, Inc. and Driscoll Strawberry Associates, Inc.

Value-Added

Our value-added vegetable products include packaged salads and packaged fresh-cut vegetables. Our U.S. unit market share of the packaged salads category reported by IRI was approximately 29% for the 2009 fiscal year. New product development continues to drive growth in this area. Packaged salads go through a three-step process: (i) vegetables are grown for us by farmers under multi-year contracts, (ii) vegetables and other ingredients are delivered to our plants where they are washed three times in chilled, purified water that includes anti-bacterial chlorine exposure before thorough rinsing, and packaged under strict cold-chain and HACCP (Hazard Analysis and Critical Control Points) standards, and (iii) salads are shipped to retailers’ warehouses for delivery to stores. Our primary competitors in packaged salads include Chiquita Brands International, Inc. (which markets Fresh Express), Ready Pac Produce, Inc. and Taylor Fresh Foods, Inc.

Packaged Foods

Our packaged foods segment produces canned pineapple, canned pineapple juice, fruit juice concentrate, fruit in plastic cups, jars and pouches, fruit parfaits, snack foods and frozen fruit. Most of our significant packaged food products hold the number 1 branded market position in North America. We remain the market leader in the plastic fruit cup category with six of the top ten items in category. Fruit for our packaged food products is sourced primarily in the Philippines, Thailand, the United States and China and packed primarily in four Asian canneries, two in Thailand and two in the Philippines. We have continued to focus on expanding our product range beyond our traditional canned fruit and juice products. FRUIT BOWL and other non-canned products accounted for approximately 56% of the segment’s 2009 revenues.

The trend towards convenience and healthy snacking has allowed the plastic fruit cup category to significantly exceed the applesauce cup and shelf-stable gelatin cup categories. In fact, Dole now produces more plastic cups than traditional cans. Our FRUIT BOWLS products, introduced in 1998, have achieved significant market share, as evidenced by our 48% dollar market share in the United States during 2008, as reported by IRI. In 2003, Dole introduced fruit in a 24.5 oz. plastic jar, which has attained a 38% dollar market share in the refrigerated and shelf-stable jar category, and a 66% share in the shelf-stable jar category, as reported by IRI. To keep up with demand, we have made substantial investments in our Asian canneries, significantly increasing our FRUIT BOWLS capacity in the past four years. These investments should ensure our position as an industry innovator and low-cost producer.

In the frozen fruit category, Dole is now the number 1 brand in North America and is positioned for continued growth as the innovation leader. New product introductions include our new WILDLY NUTRITIOUStm and Ready Cut fruit blends, which offer targeted health benefits, as well as our Sliced Strawberries, which meet the need for consumer convenience.

Our packaged foods segment accounted for approximately 15% of 2009 consolidated revenues.

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

Global Logistics

We have significant product sourcing and related operations in Chile, China, Costa Rica, Ecuador, Honduras, the Philippines, South Africa, Spain, Thailand and the United States. Significant volumes of Dole’s fresh fruit and packaged products are marketed in Canada, Western Europe, Japan and the United States, with lesser volumes marketed in Australia, China, Hong Kong, New Zealand, South Korea, and other countries in Asia, Europe, and Central and South America.

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

Customers

Our top 10 customers in 2009 accounted for approximately 34% of total revenues. No one customer accounted for more than 8% of total 2009 revenues. Our customer base is highly diversified, both geographically and in terms of product mix. Each of our segments’ largest customers accounted for no more than approximately 21% of that segment’s revenues. Our largest customers are leading global and regional mass merchandisers and supermarkets in North America, Europe and Asia.

Sales and Marketing

We sell and distribute our fruit and vegetable products through a network of fresh produce operations in North America, Europe, Asia and Latin America. Some of these operations involve the sourcing, distribution and marketing of fresh fruits and vegetables while others involve only distribution and marketing. We have regional sales organizations dedicated to servicing major retail and wholesale customers. We also use the services of brokers in certain regions, including for some sales of packaged fruit products and packaged salads. Retail customers include large chain stores with which Dole enters into product and service contracts, typically for a one- or two-year term. Wholesale customers include large distributors in North America, Europe and Asia. We use consumer advertising, marketing and trade spending, to promote new items, bolster our exceptional brand awareness and promote nutrition knowledge.

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

Employees

At January 2, 2010, we had approximately 39,100 full-time permanent employees and 36,500 full-time seasonal or temporary employees, worldwide. Approximately 36% of our employees work under collective bargaining agreements, some of which are in the process of being renegotiated. Certain other bargaining agreements are scheduled to expire in 2010, subject to automatic renewals unless a notice of non-extension is given by the union or us. We have not received any notice yet that a union intends not to extend a collective bargaining agreement. We believe our relations with our employees are generally good.

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

Research and Development

Our research and development programs concentrate on sustaining the productivity of our agricultural lands, food safety, nutrition science, product quality, value-added product development, and packaging design. Agricultural research is directed toward sustaining and improving product yields and product quality by examining and improving agricultural practices in all phases of production (such as development of specifically adapted plant varieties, land preparation, fertilization, cultural practices, pest and disease control, post-harvesting, handling, packing and shipping procedures), and includes on-site technical services and the implementation and monitoring of recommended agricultural practices. Research efforts are also directed towards integrated pest management and biological pest control. We develop specialized machinery for various phases of agricultural production and packaging that reduce labor costs, increase efficiency and improve product quality. We conduct agricultural research at field facilities primarily in California, Hawaii, Latin America and Asia. Our research at the Dole Nutrition Research Lab in Kannapolis, North Carolina, will investigate both basic science as well as the next frontier in phytochemical research. We also sponsor research related to environmental improvements and the protection of worker and community health. The aggregate amounts we spent on research and development in each of the last three years have not been material in any of such years.

Food Safety

Dole is undertaking strong measures to improve food safety. We spearheaded the industry-wide Leafy Greens Marketing Agreements in California and in Arizona. We developed and adopted enhanced Good Agricultural Practices, which include raw material testing in the fields, expanded buffer zones and increased water testing. We also use radio-frequency identification (RFID) tags to track leafy greens as they move from fields to trucks and through processing.

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

Compliance with these foreign and domestic laws and related regulations is an ongoing process that is not expected to have a material effect on our capital expenditures, earnings or competitive position. Environmental concerns are, however, inherent in most major agricultural operations, including those conducted by us, and there can be no assurance that the cost of compliance with environmental laws and regulations will not be material. Moreover, it is possible that future developments, such as increasingly strict environmental laws and enforcement policies thereunder, including those driven by concerns about climate change, and further restrictions on the use of agricultural chemicals, could result in increased compliance costs.

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

Legal Proceedings

See Item 3, Legal Proceedings, in this Form 10-K.

Trade Issues

Our foreign operations are subject to risks of expropriation, civil disturbances, political unrest, increases in taxes and other restrictive governmental policies, such as import quotas. Loss of one or more of our foreign operations could have a material adverse effect on our operating results. We strive to maintain good working relationships in each country in which we operate. Because our operations are a significant factor in the economies of some countries, our activities are subject to intense public and governmental scrutiny and may be affected by changes in the status of the host economies, the makeup of the government or public opinion in a particular country.

The European Union (“EU”) maintains banana regulations that impose tariffs on bananas. On January 1, 2006, the EU implemented a “tariff only” import regime for bananas. The 2001 EC/U.S. Understanding on Bananas required the EU to implement a tariff only banana import system on or before January 1, 2006, and the EU’s banana regime change was therefore expected by that date. Under this regime, the EU mandated a tariff of 176 euro per metric ton on all banana imports to the EU market from Latin America. The EU also mandated that 775,000 metric tons of bananas from African, Caribbean, and Pacific (“ACP”) countries could be imported to the EU duty-free.

The preferential treatment of a zero tariff on up to 775,000 metric tons of ACP banana imports, as well as the 176 euro per metric ton tariff applied to Latin banana imports, was challenged by Panama, Honduras, Nicaragua, and Colombia in consultation proceedings at the World Trade Organization, or WTO. In addition, both Ecuador and the United States formally requested the WTO Dispute Settlement Body, or DSB, to appoint panels to review the matter.

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

In light of these WTO rulings, the EU proposed a settlement in resolution of the dispute, which has been accepted by the Latin American banana producing countries and the United States. This settlement, reached on December 15, 2009, provides for a specific tariff reduction schedule, with an initial reduction of the tariff to 148 euro per metric ton and a final tariff of 114 euro per metric ton to be reached on January 1, 2017 or January 1, 2019 (the extended schedule of reduction applies if no further trade agreements are reached in the ongoing “DDA” or Doha Development Agenda global trade discussions).

The settlement, which was signed by the Latin American banana producing countries and the European Commission, still must be formally ratified through a “Decision” by the European Council. The tariff schedule also must be formally enacted in European legislation through the act of the European Parliament. This may take several additional months.

Currently, the 176 euro per metric ton tariff must continue to be paid by importers, although the December 15, 2009 settlement provides that the tariff of 148 euro per metric ton shall be applied as of December 15, 2009 and any duties paid in excess shall be reimbursed by the competent customs authorities. It is not yet clear what the EU mechanisms and timing will be for reimbursement to importers from December 15, 2009. The new tariff schedule will apply once the European Parliament adopts the legislation.

Although Dole views this settlement as a favorable development, it is too early to determine to what extent Dole’s operations will capture any of these tariff savings.

Seasonality

Our sales volumes remain relatively stable throughout the year. We experience seasonal earnings characteristics, predominantly in the fresh fruit segment, because fresh fruit prices traditionally are lower in the second half of the year, when summer fruits are in the markets. Our packaged foods segment experiences peak demand during some well-known holidays and observances; the impact is less than in the fresh-fruit segment.

Item 1A.	Risk Factors

RISK FACTORS

In addition to the various risks described elsewhere in this Form 10-K, the following risk factors should be considered. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known or that we have assessed in our risk assessment process or that we currently believe to be less significant may also adversely affect us.

Adverse weather conditions, natural disasters, crop disease, pests and other natural conditions can impose significant costs and losses on our business.

Fresh produce, including produce used in canning and other packaged food operations, is vulnerable to adverse weather conditions, including windstorms, floods, drought and temperature extremes, which are quite common but difficult to predict and may be influenced by global climate change. Unfavorable growing conditions can reduce both crop size and crop quality. This risk is particularly true with respect to regions or countries from which we source a significant percentage of our products. In extreme cases, entire harvests may be lost in some geographic areas. These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.

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

There can be no assurance that we will continue to compete effectively with our present and future competitors. See Item 1 — “Business.”

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

Although banana production tends to be relatively stable throughout the year, banana pricing is seasonal because bananas compete against other fresh fruit that generally comes to market beginning in the summer. As a result, banana prices are typically higher during the first half of the year. Our fresh vegetables segment experiences some seasonality as reflected by higher earnings in the first half of the year. Our packaged foods segment experiences peak demand during some well-known holidays and observances.

Currency exchange fluctuations may impact the results of our operations.

Our nearly 200 products are sourced, grown, processed, marketed and distributed in more than 90 countries throughout the world. Our international sales are usually transacted in U.S. dollars, and European and Asian currencies. Our results of operations are affected by fluctuations in currency exchange rates in both sourcing and selling locations. Although we enter into foreign currency exchange forward contracts from time to time to reduce our risk related to currency exchange fluctuation, our results of operations may still be impacted by foreign currency exchange rates, primarily the yen-to-U.S. dollar and euro-to-U.S. dollar exchange rates. For instance, we currently estimate that a 10% strengthening of the U.S. dollar relative to the Japanese yen, euro and Swedish krona would have reduced 2009 operating income by approximately $71 million, excluding the impact of foreign currency exchange hedges. Because we do not hedge against all of our foreign currency exposure, our business will continue to be susceptible to foreign currency fluctuations.

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

We formerly used dibromochloropropane, or DBCP, a nematocide that was used by growers on a variety of crops throughout the world. The registration for DBCP with the U.S. government was cancelled in 1979 based in part on an apparent link to male sterility among chemical factory workers who produced DBCP. There are a number of pending lawsuits in the United States and other countries against the manufacturers of DBCP and the growers, including us, who used it in the past. The cost to defend or settle these lawsuits, and the costs to pay any judgments or settlements resulting from these lawsuits, or other lawsuits which might be brought, could have a material adverse effect on our business, financial condition or results of operations. See Note 18 to our Consolidated Financial Statements.

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

A portion of our senior secured credit facilities have been incurred by our foreign subsidiaries and were used to fund the going-private merger transactions in 2003 through which Mr. Murdock became our sole, indirect stockholder. On August 27, 2009, the Internal Revenue Service, or IRS, completed its examination of our U.S. federal income tax returns for the years 2002 to 2005 and issued a Revenue Agent’s Report, or RAR, that includes various proposed adjustments, including with respect to the going-private merger transactions. The IRS is proposing that certain funding used in the going-private merger transactions is currently taxable and that certain related investment banking fees are not deductible. The net tax deficiency asserted in the RAR is $122 million plus interest (subsequent to the issuance of the RAR, “The Worker, Homeownership, and Business Assistance Act of 2009” was signed into law; Dole estimates that this new law effectively reduces the amount of the IRS claim from $122 million to $91 million). On October 27, 2009, Dole filed a protest letter vigorously challenging the proposed adjustments contained in the RAR and is pursuing resolution of these issues with the Appeals Division of the IRS. However, we may not be successful with respect to some or all of our appeal, which could result in a material tax liability and could adversely affect our results of operations and financial condition. We believe, based in part upon the advice of our tax advisors, that our tax treatment of such transactions was appropriate.

We face other risks in connection with our international operations.

Our operations are heavily dependent upon products grown, purchased and sold internationally. In addition, our operations are a significant factor in the economies of many of the countries in which we operate, increasing our visibility and susceptibility to legal or regulatory changes. These activities are subject to risks that are inherent in operating in foreign countries, including the following (see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Other Matters”):

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

Banana imports from Latin America are subject to a tariff of 176 euros per metric ton for entry into the European Union, or EU, market. Under the EU’s previous banana regime, banana imports from Latin America were subject to a tariff of 75 euros per metric ton and were also subject to both import license requirements and volume quotas. These license requirements and volume quotas had the effect of limiting access to the EU banana market. A change in the applicable tariff and the volume restrictions applicable to Latin American bananas may increase volatility in the market, which could materially adversely affect our business, results of operations or financial condition. The EU and Latin American banana producing countries have announced an agreement, pending ratification in Europe, that would reduce the tariff over time. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Other Matters.”

In 2005, we received a tax assessment from Honduras of approximately $137 million (including the claimed tax, penalty, and interest through the date of assessment) relating to the disposition of all of our interest in Cervecería Hondureña, S.A. in 2001. We have been contesting the tax assessment. See Note 18 to our Consolidated Financial Statements.

We may be required to pay significant penalties under European antitrust laws.

The European Commission, or EC, issued a decision imposing a €45.6 million fine against Dole and its German subsidiary, or the Decision, on October 15, 2008. On December 24, 2008, we appealed the Decision by filing an Application for Annulment, or Application, with the European Court of First Instance, or CFI.

On December 3, 2008, the EC agreed in writing that if Dole made an initial payment of $10 million (€7.6 million) to the EC on or before January 22, 2009, then the EC would stay the deadline for a provisional payment, or coverage by a prime bank guaranty, of the remaining balance (plus interest as from January 22, 2009), until April 30, 2009. Dole made this initial $10 million payment on January 21, 2009, and Dole provided the required bank guaranty for the remaining balance of the fine to the EC by the deadline of April 30, 2009.

We believe that we have not violated the European competition laws and that our Application has substantial legal merit, both for an annulment of the Decision and fine in their entirety, or for a substantial reduction of the fine, but no assurances can be given that we will be successful on appeal. Furthermore, the ultimate resolution of these items could materially impact our liquidity. We cannot predict the timing or outcome of our appeal of the EC’s Decision. See Note 18 to our Consolidated Financial Statements.

The current global economic downturn could result in a decrease in our sales and revenue, which could adversely affect the results of our operations, and we cannot predict the extent or duration of these trends.

As a result of the current global economic downturn, consumers may continue to reduce their purchases and seek value pricing, which may continue to affect sales and pricing of some of our products. Such trends could adversely affect the results of our operations and there can be no assurance whether or when consumer confidence will return or that these trends will not increase.

Global capital and credit market issues could negatively affect our liquidity, increase our costs of borrowing and disrupt the operations of our suppliers and customers.

The global capital and credit markets have experienced increased volatility and disruption over the past year, making it more difficult for companies to access those markets. We depend in part on stable, liquid and well-functioning capital and credit markets to fund our operations. Although we believe that our operating cash flows, access to capital and credit markets and existing revolving credit agreement will permit us to meet our financing needs for the foreseeable future, there can be no assurance that continued or increased volatility and disruption in the capital and credit markets will not impair our liquidity or increase our costs of borrowing. Our business could also be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy.

The current global economic downturn may have other impacts on participants in our industry, which cannot be fully predicted.

The full impact of the current global economic downturn on customers, vendors and other business partners cannot be anticipated. For example, major customers or vendors may have financial challenges unrelated to us that could result in a decrease in their business with us or, in extreme cases, cause them to file for bankruptcy protection. Similarly, parties to contracts may be forced to breach their obligations under those contracts. Although we exercise prudent oversight of the credit ratings and financial strength of our major business partners and seek to diversify our risk to any single business partner, there can be no assurance that there will not be a bank, insurance company, supplier, customer or other financial partner that is unable to meet its contractual commitments to us. Similarly, stresses and pressures in the industry may result in impacts on our business partners and competitors which could have wide ranging impacts on the future of the industry.

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

Our worldwide operations are subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including laws and regulations governing the use and disposal of pesticides and other chemicals. These regulations directly affect day-to-day operations, and violations of these laws and regulations can result in substantial fines or penalties. There can be no assurance that these fines or penalties would not have a material adverse effect on our business, results of operations and financial condition. To maintain compliance with all of the laws and regulations that apply to our operations, we have been and may be required in the future to modify our operations, purchase new equipment or make capital improvements. Further, we may recall a product (voluntarily or otherwise) if we or the regulators believe it presents a potential risk. In addition, we have been and in the future may become subject to lawsuits alleging that our operations and products caused personal injury or property damage.

We are subject to the risk of product contamination and product liability claims.

The sale of food products for human consumption involves the risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling or transportation phases. We have from time to time been involved in product liability lawsuits, none of which were material to our business. While we are subject to governmental inspection and regulations and believe our facilities comply in all material respects with all applicable laws and regulations, we cannot be sure that consumption of our products will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters. For example, in the fall of 2006, a third party from whom we and others had purchased spinach recalled certain packaged fresh spinach due to contamination by E. coli O157:H7. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance, however, we cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage.

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

As of January 2, 2010, approximately 36% of our employees worldwide worked under various collective bargaining agreements. We cannot give assurance that we will be able to negotiate these or other collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages. A prolonged labor dispute, which could include a work stoppage, could have a material adverse effect on the portion of our business affected by the dispute, which could impact our business, results of operations and financial condition.

Risks Relating to Our Indebtedness

Our substantial indebtedness could adversely affect our operations, including our ability to perform our obligations under our debt obligations.

We have a substantial amount of indebtedness. As of January 2, 2010, we had approximately $1.3 billion in senior secured indebtedness, $225 million in senior unsecured indebtedness, including outstanding senior notes and debentures, approximately $65 million in capital leases and approximately $47 million in unsecured notes payable and other indebtedness.

Our substantial indebtedness could have important consequences. For example, our substantial indebtedness may:

•	make it more difficult for us to satisfy our obligations;

•	limit our ability to borrow additional amounts in the future for working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy or other purposes or make such financing more costly;

•	result in a triggering of customary cross-default and cross-acceleration provisions with respect to certain of our debt obligations if an event of default or acceleration occurs under one of our other debt obligations;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate purposes.

•	expose us to the risk of increased interest rates, as certain of our borrowings are at variable rates of interest;

•	require us to sell assets (beyond those assets currently classified as “assets held-for-sale”) to reduce indebtedness or influence our decisions about whether to do so;

•	increase our vulnerability to competitive pressures and to general adverse economic and industry conditions, including fluctuations in market interest rates or a downturn in our business;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	restrict us from making strategic acquisitions or pursuing business opportunities;

•	place us at a disadvantage compared to our competitors that have relatively less indebtedness; and

•	limit, along with the restrictive covenants in our credit facilities and senior note indentures, among other things, our ability to borrow additional funds. Failing to comply with those covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations.

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

If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. If we are required to take any actions referred to above, it could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot give assurance that we would be able to take any of these actions on terms acceptable to us, or at all, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various debt agreements, in any of which events the default and cross-default risks set forth in the risk factor below titled “Restrictive covenants in our debt instruments restrict or prohibit our ability to engage in or enter into a variety of transactions, which could adversely restrict our financial and operating flexibility and subject us to other risks” would become relevant.

Despite our current indebtedness levels and the restrictive covenants set forth in agreements governing our indebtedness, we and our subsidiaries may still incur significant additional indebtedness, including secured indebtedness. Incurring more indebtedness could increase the risks associated with our substantial indebtedness.

Subject to the restrictions in our senior secured credit facilities and the indentures governing our 8.75% debentures due 2013, or 2013 Debentures, our 13.875% senior secured notes due 2014, or 2014 Notes and our 8% senior secured notes due 2016, or 2016 Notes, we and certain of our subsidiaries may incur significant additional indebtedness, including additional secured indebtedness. Although the terms of our senior secured credit facilities and the indentures governing our 2013 Debentures, our 2014 Notes and our 2016 Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be significant. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we now face could increase.

Restrictive covenants in our debt instruments restrict or prohibit our ability to engage in or enter into a variety of transactions, which could adversely restrict our financial and operating flexibility and subject us to other risks.

The indentures governing our 2013 Debentures, our 2014 Notes, our 2016 Notes and our senior secured credit facilities, contain various restrictive covenants that limit our and our subsidiaries’ ability to take certain actions. In particular, these agreements limit our and our subsidiaries’ ability to, among other things:

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

A breach of a covenant or other provision in any debt instrument governing our current or future indebtedness could result in a default under that instrument and, due to customary cross-default and cross-acceleration provisions, could result in a default under our other debt instruments. Upon the occurrence of an event of default under the senior secured credit facilities or some of our other debt instruments, lenders representing more than 50% of our senior secured term credit facility or more than 50% of our senior secured revolving credit facility, or any indenture trustee or holders of at least 25% of any series of our debt securities could elect to declare all amounts outstanding to be immediately due and payable and, with respect to the revolving credit and letter of credit components of our senior secured credit facilities, terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them, if any, to secure the indebtedness. If the lenders under our current or future indebtedness were to so accelerate the payment of the indebtedness, we cannot give assurance that our assets would be sufficiently liquid to repay in full our outstanding indebtedness on an accelerated basis.

Some of our debt, including the borrowings under our senior secured credit facilities, is based on variable rates of interest, which could result in higher interest expenses in the event of an increase in interest rates.

As of January 2, 2010, approximately $800 million, or 50% of our total indebtedness, was subject to variable interest rates. If we borrow additional amounts under the revolving portion of our senior secured credit facilities, the interest rates on those borrowings may vary depending on the base rate or Eurodollar Rate (LIBOR). A 1% increase in the weighted average interest rates on our variable rate debt outstanding as of January 2, 2010, would result in higher interest expense of approximately $8 million per year.

Risks Relating to Our Common Stock

We are a “controlled company,” controlled by David H. Murdock, whose interests in our business may be different from yours.

David H. Murdock and his affiliates own 51,710,000 shares, or approximately 58.6%, of our outstanding common stock. Mr. Murdock and his affiliates will, for the foreseeable future, have significant influence over our management and affairs. He and his controlled companies are able, subject to applicable law, to elect all of the members of our Board of Directors and control actions to be taken by us and our Board of Directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and the rules and regulations of the NYSE, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of Mr. Murdock may in some circumstances conflict with our interests and the interests of our other stockholders.

The value of our common stock could be volatile.

The overall market and the price of our common stock may fluctuate greatly. The trading price of our common stock may be significantly affected by various factors, including:

•	quarterly fluctuations in our operating results;

•	changes in investors’ and analysts’ perception of the business risks and conditions of our business;

•	our ability to meet the earnings estimates and other performance expectations of financial analysts or investors;

•	unfavorable commentary or downgrades of our stock by equity research analysts;

•	termination of lock-up agreements or other restrictions on the ability of Mr. Murdock to sell his shares;

•	fluctuations in the stock prices of our peer companies or in stock markets in general; and

•	general economic or political conditions.

Our charter documents contain provisions that may delay, defer or prevent a change of control.

Provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to stockholders. These provisions include the following:

•	division of our Board of Directors into three classes, with each class serving a staggered three-year term;

•	removal of directors by stockholders by a supermajority of two-thirds of the outstanding shares;

•	ability of the Board of Directors to authorize the issuance of preferred stock in series without stockholder approval;

•	advance notice requirements for stockholder proposals and nominations for election to the Board of Directors; and

•	prohibitions on our stockholders from acting by written consent and limitations on calling special meetings.

Future sales of our common stock may lower our stock price.

If Mr. Murdock were to sell a large number of shares of our common stock, the market price of our common stock could decline significantly. In addition, the perception in the public market that Mr. Murdock might sell shares of common stock could depress the market price of our common stock, regardless of his actual plans. In connection with a trust transaction that occurred at the time of our initial public offering, an affiliate of Mr. Murdock agreed to sell to the trust 24,000,000 shares of our common stock deliverable upon exchange of the trust’s securities. Although the affiliate has the option to settle its obligation to the trust in cash, all such shares could be delivered upon exchange of the trust’s securities beginning on November 1, 2012. Any such shares delivered upon exchange will be freely tradable under the Securities Act. All 51,710,000 shares of common stock beneficially owned by Mr. Murdock are subject to a lock-up agreement restricting the sale of those shares, which expires on April 19, 2010, subject to a potential automatic short extension, although Goldman, Sachs & Co. may waive this restriction and allow him to sell shares at any time.

Following our October 2009 initial public offering, we registered 6,000,000 shares of common stock that were reserved for issuance under our 2009 Stock Incentive Plan. These shares can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates.

We do not anticipate paying any dividends for the foreseeable future.

We do not anticipate paying any dividends to our stockholders for the foreseeable future. The agreements governing our indebtedness also restrict our ability to pay dividends. Accordingly, stockholders may have to sell some or all of their common stock in order to generate cash flow from their investment. Stockholders may not receive a gain on their investment when they sell our common stock and may lose some or all of the amount of their investment. Any determination to pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following is a description of our significant properties.

North America

We own our executive office facility in Westlake Village, California, and lease a divisional office in Monterey, California.

Our Hawaii operations are located on the island of Oahu and total approximately 26,000 acres, which we own. Of the total acres owned, we farm pineapples on 2,700 acres and coffee and cacao on an additional 195 acres. The remaining acres are leased or are in pastures and forest reserves. As of January 2, 2010, approximately 8,600 acres were classified as assets held-for-sale. Other Hawaii land parcels are currently under evaluation for potential sale.

We own approximately 200 acres of farmland in California, and lease approximately 11,400 acres of farmland in California and 3,500 acres in Arizona in connection with our vegetable and berry operations. The majority of this acreage is farmed under joint growing arrangements with independent growers, while we farm the remainder. We own cooling, packing and shipping facilities in Marina, Gonzales and Huron, California. Additionally, we have partnership interests in facilities in Yuma, Arizona and Salinas, California, and leases in facilities in the following California cities: Oxnard, Monterey and Watsonville. We own and operate state-of-the-art, packaged salad and vegetable plants in Yuma, Arizona, Soledad, California, Springfield, Ohio and Bessemer City, North Carolina.

We own approximately 2,600 acres of peach orchards in California of which we farm 1,200 acres. At January 2, 2010, approximately 400 acres were classified as assets held-for-sale. We also own and operate a plant in

Atwater, California that produces individually quick frozen fruit, and lease a production facility located in Decatur, Michigan.

Latin America

We own offices in San Jose, Costa Rica, and La Ceiba, Honduras. We also lease offices in Chile, Costa Rica, Ecuador and Guatemala.

We produce bananas directly from owned plantations in Costa Rica, Ecuador and Honduras as well as through associated producers or independent growing arrangements in those countries and others, including Guatemala and Colombia. We own approximately 31,500 acres in Costa Rica, 3,900 acres in Ecuador and 26,000 acres in Honduras, all related to banana production, although some of the acreage is not presently under production.

We own approximately 8,500 acres of land in Honduras, 7,300 acres of land in Costa Rica and 3,000 acres of land in Ecuador, all related to pineapple production, although some of the acreage is not presently under production. We also own a juice concentrate plant in Honduras for pineapple. Pineapple is grown primarily for the fresh produce market.

We grow grapes, stone fruit, kiwi and pears on approximately 600 acres leased by us in Chile. We own or operate 10 packing and cold storage facilities in Chile, and one in Argentina. In addition, we operate a fresh-cut salad plant and a small local fruit distribution company in Chile.

We indirectly own 35% of Bananapuerto, an Ecuadorian port, and operate the port pursuant to a port services agreement signed in 2002, the term of which is up to 30 years.

Dole Latin America operates a fleet of seven refrigerated container ships, of which four are owned, two are under long-term capital leases and one is long-term chartered. In addition, Dole Latin America operates a fleet of 18 breakbulk refrigerated ships, of which seven are owned and eleven are long-term chartered. We also cover part of our requirements under contracts with existing liner services and occasionally charter vessels for short periods on a time or voyage basis as and when required. We own or lease approximately 14,800 refrigerated containers, 1,700 dry containers, 6,000 chassis and 4,500 generator sets worldwide.

Asia

We operate a pineapple plantation of approximately 37,400 leased acres in the Philippines. Approximately 19,300 acres of the plantation are leased to us by a cooperative of our employees that acquired the land pursuant to agrarian reform law. The remaining 18,100 acres are leased from individual land owners. Two multi-fruit canneries, a blast freezer, cold storage, a juice concentrate plant, a box forming plant, a can and drum manufacturing plant, warehouses, wharf and a fresh fruit packing plant, each owned by us, are located at or near the pineapple plantation.

We own and operate a tropical fruit cannery and a multi-fruit processing factory in central Thailand and a second tropical fruit cannery in southern Thailand. Dole also grows pineapple in Thailand on approximately 3,800 acres of owned land, not all of which are currently under cultivation.

We produce bananas and papaya from 29,600 acres of leased land in the Philippines and also source these products through associated producers or independent growing arrangements in the Philippines. A plastic extruding plant and a box forming plant, both owned by us, are located near the banana plantations. We also operate banana ripening and distribution centers in Hong Kong, South Korea, Taiwan, China, the Philippines and New Zealand.

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

We operate and own one banana ripening, produce distribution center in Sweden, two banana ripening and produce distribution facilities in Spain, two in Germany, one in Turkey and one in Italy. We also operate and lease two banana ripening, produce and flower distribution centers in Sweden, four banana ripening and produce distribution facilities in Spain, one in Portugal, three in Italy, one in Belgium, two in Austria, two in Germany, and two in Romania. We have a minority interest in a French company, Compagnie Fruitière, that owns a majority interest in banana and pineapple plantations in Cameroon, Ghana and the Ivory Coast. During the fourth quarter of 2008, Compagnie Fruitière acquired our JP Fresh and Dole France subsidiaries which companies operate banana ripening and distribution facilities in the United Kingdom and France, respectively.

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

DBCP Cases:  A significant portion of Dole’s legal exposure relates to lawsuits pending in the United States and in several foreign countries, alleging injury as a result of exposure to the agricultural chemical DBCP (1,2-dibromo-3-chloropropane). DBCP was manufactured by several chemical companies including entities of the Dow Chemical Company and Royal Dutch Shell plc and registered by the U.S. government for use on food crops. Dole and other growers applied DBCP on banana farms in Latin America and the Philippines and on pineapple farms in Hawaii. Specific periods of use varied among the different locations. Dole halted all purchases of DBCP, including for use in foreign countries, when the U.S. EPA cancelled the registration of DBCP for use in the United States in 1979. That cancellation was based in part on a 1977 study by a manufacturer which indicated an apparent link between male sterility and exposure to DBCP among factory workers producing the product, as well as early product testing done by the manufacturers showing testicular effects on animals exposed to DBCP. To date, there is no reliable evidence demonstrating that field application of DBCP led to sterility among farm workers, although that claim is made in the pending lawsuits. Nor is there any reliable scientific evidence that DBCP causes any other injuries in humans, although plaintiffs in the various actions assert claims based on cancer, birth defects and other general illnesses.

Currently there are 226 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP or seeking enforcement of Nicaragua judgments. In addition, there are 72 labor cases pending in Costa Rica under that country’s national insurance program.

Thirteen of the 226 lawsuits are currently pending in various jurisdictions in the United States, including two cases pending in Los Angeles now consolidated from 14 cases previously. One case pending in Los Angeles Superior Court with 12 Nicaraguan plaintiffs initially resulted in verdicts which totaled approximately $5 million in damages against Dole in favor of six of the plaintiffs. As a result of the court’s March 7, 2008 favorable rulings on Dole’s post-verdict motions, including, importantly, the court’s decision striking down punitive damages in the case on U.S. Constitutional grounds, the damages against Dole have now been reduced to $1.58 million in total compensatory awards to four of the plaintiffs; and the court granted Dole’s motion for a new trial as to the claims of one of the plaintiffs. On July 7, 2009, the California Second District Court of Appeals issued an order to show cause why this $1.58 million judgment should not be vacated and judgment be entered in defendants’ favor on the grounds that the judgment was procured through fraud. Plaintiffs were to provide their response to the order to show cause to the trial court within 30 days of the issuance of the order. In that order, the Court of Appeals stated that the trial court need not hold an evidentiary hearing to decide whether the judgment was procured by fraud, but instead can rely on the record that was presented in support of Dole’s request to have the case sent back to the trial court. Since the Court of Appeal’s order, the four plaintiffs who prevailed against Dole, and the one as to whom a new trial was granted, responded to the Court’s order to show cause. They moved to dismiss Dole’s petition to set aside the judgment based on fraud, which motion was denied. On March 19, 2010, the Court has set a hearing for May 10, 2010 on Dole’s petition to set aside the judgment based on fraud.

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

In Nicaragua, 197 cases are currently filed (of which 20 are active) in various courts throughout the country, all but one of which were brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional. Thirty-two cases have resulted in judgments in Nicaragua: $489.4 million (nine cases consolidated with 468 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; $64.8 million (one case with 86 claimants) on June 15, 2004; $27.7 million (one case with 39 claimants) on March 17, 2005; $98.5 million (one case with 150 claimants) on August 8, 2005; $46.4 million (one case with 62 claimants) on August 20, 2005; $809 million (six cases consolidated with 1,248 claimants) on December 1, 2006; $38.4 million (one case with 192 claimants) on November 14, 2007; and $357.7 million (eight cases with 417 claimants) on January 12, 2009, which Dole learned of unofficially. Except for the latest one, Dole has appealed all judgments, with Dole’s appeal of the August 8, 2005 $98.5 million judgment and of the December 1, 2006 $809 million judgment currently pending before the Nicaragua Court of Appeal. Dole will appeal the $357.7 million judgment once it has been served.

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

Claimants have also sought to enforce the Nicaraguan judgments in Colombia, Ecuador and Venezuela. In Venezuela, the claimants have attempted to enforce five of the Nicaraguan judgments in that country’s Supreme Court: $489.4 million (December 11, 2002); $82.9 million (February 25, 2004); $15.7 million (May 25, 2004); $56.5 million (June 14, 2004); and $64.8 million (June 15, 2004). The Venezuela Supreme Court has dismissed three of these enforcement actions, the one for $15.7 million, one for $56.5 million and one for $82.9 million, because plaintiffs failed to properly serve the defendants. An action filed to enforce the $27.7 million Nicaraguan judgment (March 17, 2005) in the Colombian Supreme Court was dismissed. In Ecuador, the claimants attempted to enforce the five Nicaraguan judgments issued between February 25, 2004 through June 15, 2004 in the Ecuador Supreme Court. The First, Second and Third Chambers of the Ecuador Supreme Court issued rulings refusing to consider those enforcement actions on the ground that the Supreme Court was not a court of competent jurisdiction for enforcement of a foreign judgment. The plaintiffs subsequently refiled those five enforcement actions in the civil court in Guayaquil, Ecuador. Two of these subsequently filed enforcement actions have been dismissed by the

3rd Civil Court — $15.7 million (May 25, 2004) — and the 12th Civil Court — $56.5 million (June 14, 2004) — in Guayaquil; plaintiffs have sought reconsideration of those dismissals. The remaining three enforcement actions are still pending.

Dole believes that none of the Nicaraguan judgments will be enforceable against any Dole entity in the U.S. or in any other country, because Nicaragua’s Law 364 is unconstitutional and violates international principles of due process. Among other things, Law 364 is an improper “special law” directed at particular parties; it requires defendants to pay large, non-refundable deposits in order to even participate in the litigation; it provides a severely truncated procedural process; it establishes an irrebuttable presumption of causation that is contrary to the evidence and scientific data; and it sets unreasonable minimum damages that must be awarded in every case. As previously disclosed, on October 20, 2009, the United States District Court for the Southern District of Florida issued an order denying recognition and enforcement of the $98.5 million Nicaragua judgment against Dole and another U.S. company. That order cited separate and independent grounds for non-recognition: the Nicaragua trial court did not have jurisdiction over the defendant companies; the judgment did not arise out of proceedings that comported with the international concept of due process; the judgment was rendered under a system which does not provide impartial tribunal or procedures compatible with the requirements of due process of law; and the cause of action or claim for relief on which the judgment is based is repugnant to the public policy of Florida. Final judgment in favor of Dole (and the other defendant companies) was entered November 10, 2009, and the Court ordered the case closed.

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

European Union Antitrust Inquiries — Northern and Southern Europe:

Northern Europe

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

Southern Europe

On November 28 and 29, 2007, the EC conducted searches of Dole offices in Italy and Spain, as well as of other companies’ offices located in these countries. Throughout the EC’s investigation, Dole cooperated with the EC in its inquiries, while maintaining that Dole had not violated European competition law. In December 2009, the EC issued a Statement of Objections to a number of companies active in the import and marketing of bananas in Southern Europe. No Dole entities were addressees of this Statement of Objections.

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

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Dole’s common stock is listed and traded on the New York Stock Exchange under the ticker symbol “DOLE.” As of March 15, 2010, there were 73 registered stockholders of Dole’s common stock. Dole completed an initial public offering of 35.7 million common shares on October 28, 2009. Dole’s common stock began trading on the New York Stock Exchange on October 23, 2009. The following table shows the high and low reported closing price per share of Dole’s common stock on the New York Stock Exchange from October 23, 2009 through the end of fiscal year 2009.

2009	High	Low

October 23, 2009 through January 2, 2010	$12.50	$11.37

Additional information required by Item 5 is contained in Note 13 — Shareholders’ Equity, to Dole’s Consolidated Financial Statements in this Form 10-K.

Performance Graph

The graph below matches the cumulative total return of holders of Dole Food Company, Inc.’s common stock with the cumulative total returns of the S&P 500 index and the S&P 500 Food Products index. The graph assumes that the value of the investment in Dole’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on October 31, 2009 (the end of the month in which Dole’s initial public offering occurred) and tracks it through January 2, 2010 (the end of Dole’s fiscal year).

	10/31/09	11/30/09	1/02/10
Dole Food Company, Inc.	100.00	97.87	105.71
S&P 500	100.00	105.74	107.62
S&P 500 Food Products	100.00	101.51	103.76

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

	Year		Year	Year	Year	Year
	Ended		Ended	Ended	Ended	Ended
	January 2,		January 3,	December 29,	December 30,	December 31,
	2010		2009	2007	2006	2005
			(In millions except per share data)

Summary of Operations
Revenues, net	$6,779	(1)	$7,620 (1)	$6,821	$5,991	$5,638
Operating income	352		275	149	136	229
Income (loss) from continuing operations, net of income taxes	85		147	(38)	(40)	48
Income (loss) from discontinued operations, net of income taxes	2		(27)	(16)	(50)	(1)
Gain on disposal of discontinued operations, net of income taxes	1		3	—	3	—
Net income (loss)	88		123	(54)	(87)	47
Less: Net income attributable to noncontrolling interests	(4)		(2)	(3)	(3)	(3)
Net income (loss) attributable to Dole Food Company, Inc.	84		121	(57)	(90)	44
Average common shares outstanding — Basic	59		52	52	52	52
Average common shares outstanding — Diluted	59		52	52	52	52
Per Share Data
Income (loss) from continuing operations — Basic	$1.45		$2.84	$(0.75)	$(0.75)	$0.93
Income (loss) from continuing operations — Diluted	$1.45		$2.84	$(0.75)	$(0.75)	$0.93
Balance Sheet and Other Information
Working capital (current assets less current liabilities)	$777		$531	$694	$688	$538
Total assets	4,107		4,365	4,643	4,612	4,413
Long-term debt	1,553		1,799	2,316	2,316	2,001
Total debt	1,598		2,204	2,411	2,364	2,027
Total shareholders’ equity	866		433	355	366	644
Cash dividends declared and paid to parent	15		—	—	164	77
Proceeds from sales of assets and businesses, net	185	(2)	226	42	31	19
Capital additions from continuing operations	51		74	104	115	141
Depreciation and amortization from continuing operations	120		138	151	144	144

Note: Discontinued operations for the periods presented relate to the reclassification of the fresh-cut flowers and North American citrus and pistachio operations to discontinued operations during 2008 and 2007, respectively, the sale of the Pacific Coast Truck operations during 2006 and the resolution during 2005 of a contingency related to the 2001 disposition of Dole’s interest in Cerveceria Hondureña, S.A.

Dole completed a $446 million initial public offering of 35.7 million common shares on October 28, 2009. Dole received net proceeds of $415 million, reflecting $31 million of underwriting discount and offering expenses, and used the net proceeds to pay down indebtedness. Immediately prior to the closing of the initial public offering, Dole completed certain restructuring transactions. Refer to Note 3 of the Consolidated Financial Statements for additional details.

(1)	During the fourth quarter of 2008, Dole completed the sale of its JP Fresh and Dole France ripening and distribution subsidiaries. These businesses generated revenues of $382 million during fiscal 2008.

(2)	Included in the 2009 proceeds from sales of assets and businesses, net was $26 million of long-term debt which was assumed by the buyer of Dole’s fresh-cut flowers business.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements, which are based on management’s assumptions and describe Dole’s future plans, strategies and expectations, are generally identifiable by the use of terms such as “anticipate,” “will,” “expect,” “believe,” “should” or similar expressions. The potential risks and uncertainties that could cause Dole’s actual results to differ materially from those expressed or implied herein are set forth in Item 1A and Item 7A of this Annual Report on Form 10-K for the year ended January 2, 2010 and include: weather-related phenomena; market responses to industry volume pressures; product and raw material supplies and pricing; changes in interest and currency exchange rates; economic crises; quotas, tariffs and other governmental actions and international conflict.

Overview

Significant highlights for Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) for the year ended January 2, 2010 were as follows:

•	Dole successfully completed a $446 million initial public offering (“IPO”) of 35.7 million common shares on October 28, 2009. Dole’s common stock began trading on the New York Stock Exchange under the ticker symbol “DOLE” on October 23, 2009. Dole received net proceeds of $415 million, reflecting $31 million of underwriting discount and offering expenses, and used the net proceeds to pay down indebtedness.

•	Operating income in 2009 was $352 million compared to $275 million in 2008, an increase of 28%. 2009 operating income included a net $74 million benefit due to asset sales and unrealized hedging gains, compared with a net $29 million benefit due to asset sales and unrealized hedging gains in 2008.

•	Cash flows provided by operating activities in 2009 increased $238 million to $283 million compared to $45 million in 2008. The improvement was primarily due to higher operating income and better working capital management.

•	Dole reduced its total net debt outstanding by $635 million during 2009. Total net debt is defined as total debt less cash and cash equivalents. Over the last seven quarters, Dole reduced its total net debt outstanding by $905 million, or 38%, as a result of cost cutting initiatives, improved earnings and asset sales. Net debt at the end of 2009 was $1.48 billion and there were no borrowings outstanding under the asset based revolving credit facility (“ABL revolver”).

•	During the first quarter of 2010, Dole completed amendments to its senior secured credit facilities. The amendments will reduce interest expense on these facilities, and with the related redemption of the remaining $70 million outstanding on the 8.875% notes due 2011 also will extend Dole’s nearest maturities to 2013.

•	There were also favorable developments in legal proceedings:

•	DBCP cases: On June 9, 2009, the First Circuit Court of Hawaii dismissed the claims of ten plaintiffs from Honduras, Costa Rica, Ecuador and Guatemala, finding that their DBCP claims were time barred by the statute of limitations. On June 17, 2009, the Los Angeles Superior Court dismissed with prejudice two remaining lawsuits brought on behalf of Nicaraguan plaintiffs who had falsely claimed they were sterile as a result of exposure to DBCP on Dole-contracted Nicaragua banana farms. On July 7, 2009, the California Second District Court of Appeals issued an order to show cause why the $1.58 million judgment in favor of four Nicaraguan plaintiffs issued against Dole in 2008 should not be vacated and judgment entered in defendants’ favor on the grounds that the judgment was procured through fraud. On October 20, 2009, the United States District Court for the Southern District of Florida issued an order denying recognition and enforcement of the $98.5 million Nicaragua judgment against Dole and another U.S. company, on several grounds including that the judgment was rendered under a system which does not provide impartial tribunals or procedures compatible with the requirements of due process of law. On October 30, 2009, the Los Angeles Superior Court dismissed the remaining seven DBCP lawsuits brought on behalf of plaintiffs from the Ivory Coast, where Dole did not operate when DBCP was in use; the eighth lawsuit was dismissed by the United States District Court for the Central District of California in 2008.

•	European Union Antitrust Inquiries: In December 2009, the European Commission issued a Statement of Objections to several banana importers and marketing companies in southern Europe, which did not include Dole as an addressee.

Non-GAAP Financial Measures

The following is a reconciliation of EBIT and Adjusted EBITDA to the most directly comparable Generally Accepted Accounting Principle (GAAP) financial measure:

	Year Ended	Year Ended	Year Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
		(In thousands)

Net income (loss)	$88,033	$122,849	$(54,271)
(Income) loss from discontinued operations, net of income taxes	(1,639)	27,391	15,719
Gain on disposal of discontinued operations, net of income taxes	(1,308)	(3,315)	—
Interest expense	205,715	174,485	194,851
Income taxes	22,684	(48,015)	4,054

EBIT	313,485	273,395	160,353
Depreciation and amortization from continuing operations	119,572	137,660	151,381
Net unrealized loss on derivative instruments	8,417	48,734	22,057
Foreign currency exchange (gain) loss on vessel obligations	6,326	(21,300)	1,414
Net unrealized (gain) loss on foreign denominated instruments	306	(1,882)	6,608
Debt retirement costs in connection with initial public offering	30,551	—	—
Gain on asset sales	(61,257)	(26,976)	—

Adjusted EBITDA	$417,400	$409,631	$341,813

EBIT and Adjusted EBITDA are measures commonly used by financial analysts in evaluating the performance of companies. EBIT is calculated by adding the loss from discontinued operations, net of income taxes or subtracting income from discontinued operations, net of incomes taxes, to and from net income (loss), respectively, by subtracting the gain on disposal of discontinued operations, net of income taxes, by adding interest expense and by adding income tax expense or subtracting income tax benefit to and from net income (loss). Adjusted EBITDA is calculated by adding depreciation and amortization from continuing operations to EBIT, by adding the net unrealized loss or subtracting the net unrealized gain on certain derivative instruments (foreign currency and bunker fuel hedges and the cross currency swap), to and from EBIT, respectively, by adding the foreign currency loss or subtracting the foreign currency gain on the vessel obligations to and from EBIT, respectively, by adding the net unrealized loss or subtracting the net unrealized gain on foreign denominated instruments to and from EBIT, respectively, and by subtracting the gain on asset sales from EBIT. These items have been adjusted because management excludes these amounts when evaluating the performance of Dole. For 2009, debt retirement costs in connection with Dole’s initial public offering are also added to EBIT in calculating Adjusted EBITDA. Net debt is calculated as total debt less cash and cash equivalents.

EBIT and Adjusted EBITDA are not calculated or presented in accordance with U.S. GAAP, and EBIT and Adjusted EBITDA are not a substitute for net income attributable to Dole Food Company, Inc., net income, income from continuing operations, cash flows from operating activities or any other measure prescribed by U.S. GAAP. Further, EBIT and Adjusted EBITDA as used herein are not necessarily comparable to similarly titled measures of other companies. However, Dole has included EBIT and Adjusted EBITDA herein because management believes that EBIT and Adjusted EBITDA are useful performance measures for Dole. In addition, EBIT and Adjusted EBITDA are presented because Dole’s management believes that these measures are frequently used by securities analysts, investors and others in the evaluation of our Company.

EBIT and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation from, or as an alternative to, operating income, cash flow or other combined income or cash flow data prepared in accordance with U.S. GAAP. Because of its limitations, EBIT and Adjusted EBITDA and the related ratios presented throughout this document should not be considered as measures of discretionary cash available to invest in business growth or reduce indebtedness. Dole compensates for these limitations by relying primarily on its U.S. GAAP results and using EBIT and Adjusted EBITDA only supplementally.

Results of Operations

Selected results of operations for the years ended January 2, 2010, January 3, 2009 and December 29, 2007 were as follows:

	Year Ended	Year Ended	Year Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
		(In thousands)

Revenues, net	$6,778,521	$7,619,952	$6,820,812
Operating income	351,746	274,618	149,284
Other income (expense), net	(24,727)	(14,066)	1,848
Interest expense	(205,715)	(174,485)	(194,851)
Income taxes	(22,684)	48,015	(4,054)
Earnings from equity method investments	10,100	6,388	1,696
Net income (loss)	88,033	122,849	(54,271)
Less: Net income attributable to noncontrolling interests	(3,948)	(1,844)	(3,235)
Net income (loss) attributable to Dole Food Company, Inc.	84,085	121,005	(57,506)

Revenues

For the year ended January 2, 2010, revenues decreased 11% to $6.8 billion from $7.6 billion in the prior year. The decrease was primarily due to the fourth quarter 2008 sale of the JP Fresh and Dole France ripening and distribution subsidiaries (“divested businesses”) and the benefit of a 53-week year in 2008 compared to a 52-week year in 2009. Dole’s divested businesses generated revenues of $382 million in 2008 and revenues benefited by approximately $113 million from the additional week during 2008. Excluding these items, total 2009 sales decreased 5%. Fresh fruit sales, excluding these items, decreased $233 million mainly due to lower sales in the remaining European ripening and distribution businesses, lower sales of bananas in Europe, and lower sales of Chilean deciduous fruit. Fresh vegetables sales decreased $62 million mainly due to lower volumes of fresh-packed vegetables and packaged salads. Packaged foods sales decreased $89 million as a result of lower volumes sold worldwide. Unfavorable foreign currency exchange movements in Dole’s selling locations resulted in lower revenues of approximately $109 million. These decreases were partially offset by higher sales of bananas in North America, improved pricing in Asia bananas and higher sales of fresh pineapples in North America and Europe.

For the year ended January 3, 2009, revenues increased 12% to $7.6 billion from $6.8 billion in the prior year. Higher sales were reported in all three of Dole’s operating segments. Fresh fruit revenues increased as a result of higher worldwide sales of bananas, which contributed $392 million, or 49% of the overall revenue increase. Banana sales benefited from stronger pricing in all markets as well as improved volumes in Asia. European ripening and distribution sales contributed $227 million, or 28% of the overall revenue increase. The increase was attributable to higher local pricing, improved volumes and the impact of favorable euro and Swedish krona foreign currency exchange rates. Fresh vegetables sales increased $27 million as a result of higher pricing and improved volumes of packaged salads and strawberries sold in North America. Higher worldwide sales of packaged foods products, primarily for FRUIT BOWLS®, canned pineapple and frozen fruit accounted for approximately $108 million or 13% of the overall revenues increase. Revenues also benefited by $113 million from an additional week as a result of a 53-week year in 2008 compared to 52 weeks in 2007. Favorable foreign currency exchange movements in Dole’s selling locations positively impacted revenues by approximately $175 million. These increases were partially offset by lower volumes of lettuce sold in North America and broccoli sold in Asia.

Operating Income

For the year ended January 2, 2010, operating income was $351.7 million compared with $274.6 million in 2008. Operating income in 2009 included a net benefit of $73.9 million from gains on asset sales and unrealized hedging gains, compared with a net benefit of $28.7 million in 2008 from gains on asset sales and net unrealized hedging gains. In addition, operating income in 2009 benefited from lower incentive compensation expense. In 2009, Dole’s operating performance did not meet the minimum threshold for incentive payments under Dole’s One-Year Management Incentive Plan. Packaged foods operating results increased primarily as a result of higher pricing, lower commodity costs (mainly fuel and plastic resin), lower shipping and distribution costs, lower levels of selling, general and administrative expenses and favorable foreign currency movements in Thailand and the Philippines. If foreign currency exchange rates in Dole’s significant foreign operations during 2009 had remained unchanged from those experienced during 2008, Dole estimates that its operating income would have been lower by approximately $31 million. Operating income in 2009 also included realized foreign currency transaction gains of $7 million and realized foreign currency hedge losses of $2 million. These improvements were partially offset by a decrease in fresh fruit operating income primarily due to lower earnings in the North America and Asia banana operations and European ripening and distribution business. North America banana earnings were impacted by higher product costs as a result of adverse weather conditions in Latin America. European ripening and distribution business earnings were lower due to lower sales and unfavorable euro foreign currency exchange movements. Lower fresh fruit operating income was partially offset by improved earnings in the Chilean deciduous fruit and Asia fresh pineapple businesses. Fresh vegetables operating results were relatively unchanged as improved performance in the fresh-packed vegetables business was offset by lower earnings in the packaged salads operations resulting from higher levels of marketing expenditures.

For the year ended January 3, 2009, operating income was $274.6 million compared with $149.3 million in 2007. Operating income in 2008 included a net benefit of $28.7 million from gains on asset sales and unrealized hedging gains, compared with net unrealized hedging losses of $11.3 million in 2007. The fresh fruit and fresh vegetables operating segments reported higher operating income. Fresh fruit operating results increased primarily as a result of strong pricing in Dole’s banana operations worldwide and in the European ripening and distribution business. Fresh vegetables reported higher earnings due to improved pricing and volumes in the packaged salads business as well as a reduction in workers compensation related accruals. These improvements were partially offset by lower earnings in the packaged foods segment and the North America fresh-packed vegetables business. Earnings in the North America fresh-packed vegetables business decreased mainly due to lower sales and higher growing and distribution costs caused by substantially higher fuel and fertilizer costs. Packaged foods operating income was lower due to higher product costs resulting from increased purchased fruit costs, commodity and shipping costs as well as unfavorable foreign currency exchange rate movements in Thailand and the Philippines. Additionally, all three operating segments continued to experience significant cost increases in many of the commodities they used in production, including fuel, agricultural chemicals, tinplate, containerboard and plastic resins. If foreign currency exchange rates in Dole’s significant foreign operations during 2008 had remained unchanged from those experienced in 2007, Dole estimates that its operating income would have been lower by approximately $38 million, excluding the impact of hedging. The $38 million is primarily related to favorable foreign currency exchange movements in Dole’s selling locations more than offsetting unfavorable foreign currency exchange movements in Dole’s sourcing locations. Operating income in 2008 also included realized foreign currency transaction losses of $4 million and realized foreign currency hedge losses of $22 million. In addition, Dole settled early its Canadian dollar hedge which generated a gain of $4 million.

Other Income (Expense), Net

Other income (expense), net was expense of $24.7 million in 2009 compared to expense of $14.1 million in 2008. The change was due to an increase in the unrealized foreign currency exchange loss on Dole’s British pound sterling denominated vessel obligation (“vessel obligation”) of $27.6 million, a $5 million increase in debt issuance costs written off primarily associated with the March 2009 amendment of Dole’s senior secured credit facilities, and a $5 million increase in realized losses from foreign denominated borrowings. These factors were partially offset by a decrease in unrealized losses generated on Dole’s cross currency swap of $29.4 million.

Other income (expense), net was expense of $14.1 million in 2008 compared to income of $1.8 million in 2007. The change was due to an increase in the unrealized loss generated on Dole’s cross currency swap of $39.7 million, partially offset by an increase in the unrealized foreign currency exchange gain on Dole’s vessel obligation of $22.7 million.

Interest Expense

Interest expense for the year ended January 2, 2010 was $205.7 million compared to $174.5 million in 2008. The increase was primarily due to higher borrowing rates resulting from Dole’s March 2009 refinancing transactions.

Interest expense for the year ended January 3, 2009 was $174.5 million compared to $194.9 million in 2007. The decrease was primarily related to lower borrowing rates on Dole’s debt facilities and a reduction in borrowings.

As a result of Dole’s debt reduction during 2009 and the March 2010 completion of its senior secured credit facilities amendments, Dole expects interest expense for 2010 to be lower by approximately $40 million as compared to 2009. Approximately $23 million of this decrease results from the interest rate reductions contained in the amendments.

Income Taxes

Dole recorded income tax expense of $22.7 million on $97.7 million of income from continuing operations before income taxes for the year ended January 2, 2010, reflecting a 23.2% effective tax rate for the year. Income tax expense increased $71 million in 2009 compared to 2008 due primarily to the favorable 2008 settlement of the federal income tax audit for the years 1995 to 2001. The effective tax rate in 2008 was (51.9%). Dole’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions. For 2009, Dole’s income tax provision differs from the U.S. federal statutory rate applied to Dole’s pre-tax income primarily due to operations in foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate.

Income tax expense for fiscal year 2008 decreased by $52 million compared to fiscal 2007 due primarily to the settlement of the federal income tax audit for the years 1995 to 2001. The effective tax rate in 2007 was (11.2%). For 2008, Dole’s income tax provision differed from the U.S. federal statutory rate applied to Dole’s pretax income due to the settlement of the federal income tax audit, operations in foreign jurisdictions that were taxed at a rate lower than the U.S. federal statutory rate offset by the accrual for uncertain tax positions. For 2007, Dole’s income tax provision differed from the U.S. federal statutory rate applied to Dole’s pretax losses due to operations in foreign jurisdictions that were taxed at a rate lower than the U.S. federal statutory rate offset by the accrual for uncertain tax positions.

In addition to previously taxed income, Dole repatriated approximately $60 million of current year foreign earnings during 2009. As of January 2, 2010, Dole has not provided for U.S. federal income and foreign withholding taxes on approximately $2.4 billion of the excess of the amount for financial reporting over the tax basis of investments that are essentially permanent in duration. Management believes that such excess at January 2, 2010 will remain indefinitely invested at this time. Although management believes that cash generated by its U.S. operations combined with accumulated previously taxed income will be sufficient to fund U.S. cash flow requirements in 2010, if significant differences arise between Dole’s anticipated and actual earnings estimates and cash flow requirements, Dole may be required to provide U.S. federal income tax and foreign withholding taxes on a portion of its anticipated fiscal 2010 foreign earnings. As a result, Dole’s overall effective tax rate may increase in fiscal 2010 versus the effective tax rate experienced in previous years.

Dole had federal deferred tax assets totaling $166 million at January 2, 2010 for which valuation allowances of approximately $25 million have been established. Given current estimates of future U.S. taxable income available to utilize such deferred tax assets, further valuation allowances will be required if additional U.S. losses are experienced by Dole. The establishment of such valuation allowances would, all else being equal, result in increases to Dole’s effective tax rate in the periods recorded.

Refer to Note 6 of the Consolidated Financial Statements for additional information about Dole’s income taxes.

Earnings from Equity Method Investments

Earnings from equity method investments for the year ended January 2, 2010 increased to $10.1 million from $6.4 million in 2008. The increase was primarily related to higher earnings generated by Compagnie Financière de Participations (“CF”), a company in which Dole holds a non-controlling 40% ownership interest. Higher earnings generated by CF were due in part to its purchase of Dole’s JP Fresh and Dole France subsidiaries during the fourth quarter of 2008.

Earnings from equity method investments for the year ended January 3, 2009 increased to $6.4 million from $1.7 million in 2007. The increase was primarily related to higher earnings generated by CF.

Segment Results of Operations

Dole has three reportable operating segments: fresh fruit, fresh vegetables and packaged foods. These reportable segments are managed separately due to differences in their products, production processes, distribution channels and customer bases.

Dole’s management evaluates and monitors segment performance primarily through earnings before interest expense and income taxes (“EBIT”). EBIT is calculated by adding interest expense and income taxes to income (loss) from continuing operations, net of income taxes. Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to Dole as a whole. EBIT is not defined under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered in isolation or as a substitute for net income measures prepared in accordance with GAAP or as a measure of Dole’s profitability. Additionally, Dole’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate EBIT in the same fashion.

In the tables below, revenues from external customers and EBIT reflect only the results from continuing operations.

	2009	2008	2007
	(In thousands)

Revenues from external customers
Fresh fruit	$4,710,924	$5,401,145	$4,736,902
Fresh vegetables	1,024,526	1,086,888	1,059,401
Packaged foods	1,041,853	1,130,791	1,023,257
Corporate	1,218	1,128	1,252

	$6,778,521	$7,619,952	$6,820,812

EBIT
Fresh fruit	$305,353	$305,765	$172,175
Fresh vegetables	9,359	1,100	(21,668)
Packaged foods	105,491	70,984	80,093

Total operating segments	420,203	377,849	230,600
Corporate:
Unrealized loss on cross currency swap	(21,051)	(50,411)	(10,741)
Unrealized loss on foreign denominated instruments	(612)	(1,119)	(4,017)
Debt retirement costs in connection with initial public offering	(30,551)	—	—
Operating and other expenses	(54,504)	(52,924)	(55,489)

Total Corporate	(106,718)	(104,454)	(70,247)
Interest expense	(205,715)	(174,485)	(194,851)
Income taxes	(22,684)	48,015	(4,054)

Income (loss) from continuing operations, net of income taxes	$85,086	$146,925	$(38,552)

2009 Compared with 2008

Fresh Fruit:  Fresh fruit revenues in 2009 decreased 13% to $4.7 billion from $5.4 billion in 2008. Excluding 2008 sales from Dole’s divested businesses in the European ripening and distribution operations of $382 million and the additional week of revenues generated in 2008 of $75 million, fresh fruit revenues decreased 5%. European ripening and distribution revenues from businesses not divested decreased $254 million during 2009 primarily as a result of unfavorable euro and Swedish krona foreign currency exchange movements and lower volumes sold in Germany and Sweden. Banana sales were relatively unchanged as higher sales of bananas in North America and Asia, resulting from improved pricing, were offset by lower sales in Europe due to planned volume reductions. The reduction in volumes were in anticipation of lower pricing as a result of significant availability of product in the market. Fresh pineapples sales increased $11 million mainly due to higher volumes sold in North America and Europe. Chilean deciduous fruit sales decreased $44 million primarily due to lower pricing and lower carton plant sales. Net unfavorable foreign currency exchange movements in Dole’s foreign selling locations resulted in lower revenues of approximately $102 million during 2009.

Dole’s fresh fruit segment EBIT is significantly impacted by certain items, which are included in the table below:

	2009	2008
	(In thousands)

Fresh fruit products	$248,583	$255,670
Unrealized gain (loss) on foreign currency and fuel hedges	11,924	(251)
Foreign currency exchange gain (loss) on vessel obligations	(6,326)	21,300
Net unrealized gain on foreign denominated instruments	8	3,583
Gains on asset sales	51,164	25,463

Total Fresh fruit EBIT	$305,353	$305,765

Fresh fruit EBIT for 2009 was comparable to 2008. Banana EBIT decreased primarily due to lower earnings in Dole’s North America and Asia banana operations resulting from higher fruit costs. Adverse weather conditions in Latin America early in the year impacted banana production yields. The decrease was partially offset by improved earnings in the European banana business due to lower shipping and distribution costs. The Chilean deciduous fruit operations had higher earnings as a result of lower product costs. EBIT in the Asia fresh pineapple business also increased as a result of lower product and shipping costs. Lower EBIT was reported in the European ripening and distribution business primarily due to lower sales volumes and unfavorable euro foreign currency exchange movements. If foreign currency exchange rates in Dole’s significant fresh fruit foreign operations during 2009 had remained unchanged from those experienced during 2008, Dole estimates that fresh fruit EBIT would have been lower by approximately $19 million. Fresh fruit EBIT in 2009 included realized foreign currency transaction gains of $5 million and realized foreign currency hedge losses of $2 million.

Fresh Vegetables:  Fresh vegetables revenues for 2009 decreased 6% to $1.02 billion from $1.09 billion. Revenues in the packaged salads business decreased primarily due to lower sales volumes, lower fuel and transportation related surcharges and a shift in sales from higher to lower priced products. Lower sales in the North America fresh-packed vegetables business resulted from lower sales volumes of its major product lines.

Fresh vegetables EBIT for 2009 increased to $9.4 million compared to $1.1 million in 2008. EBIT in 2009 benefited from a gain of $9.2 million from the sale of vegetable property in California. EBIT in 2008 benefited from workers compensation accrual adjustments of $9 million. EBIT excluding these factors increased by $8.1 million as a result of improved pricing and lower harvesting and growing costs in the North America fresh-packed vegetables business. Packaged salads EBIT was lower primarily due to higher marketing expenditures of $14 million associated with product re-launching efforts to reinvigorate the category. These factors were partially offset by improved plant and network efficiencies.

Packaged Foods:  Packaged foods revenues for 2009 decreased 8% to $1.04 billion from $1.13 billion in 2008. Revenues decreased primarily due to lower volumes sold worldwide. Lower volumes were due in part to a contraction in the packaged fruit category and price increases. Net unfavorable foreign currency exchange movements in Dole’s foreign selling locations contributed to lower revenues of approximately $7 million during 2009.

Packaged foods EBIT in 2009 increased to $105.5 million from $71 million in 2008. The increase in EBIT was attributable to improved pricing, lower shipping and distribution costs and lower selling, general and administrative expenses. EBIT benefited from lower commodity costs (fuel and plastic resins) as well as favorable foreign currency movements in Thailand and the Philippines, where products are sourced. If foreign currency exchange rates in Dole’s packaged foods foreign operations during 2009 had remained unchanged from those experienced during 2008, Dole estimates that packaged foods EBIT would have been lower by approximately $12 million. Packaged foods EBIT in 2009 also included realized foreign currency transaction gains of $2 million.

Corporate:  Corporate EBIT includes general and administrative costs not allocated to the operating segments. Corporate EBIT in 2009 was a loss of $106.7 million compared to a loss of $104.5 million in 2008. EBIT includes $30.6 million of debt retirement costs incurred in connection with Dole’s IPO and a $5 million increase in debt issuance costs written off primarily associated with the March 2009 amendment of Dole’s senior secured credit facilities. These decreases were partially offset by a reduction in unrealized losses generated on Dole’s cross currency swap of $29.4 million and lower general and administrative expenses.

2008 Compared with 2007

Fresh Fruit:  Fresh fruit revenues in 2008 increased 14% to $5.4 billion from $4.7 billion in 2007. The increase in fresh fruit revenues was primarily driven by higher worldwide sales of bananas and higher sales in the European ripening and distribution business. In addition, sales of Chilean deciduous fruit and fresh pineapple increased. Banana sales increased approximately $392 million due to higher pricing worldwide and increased volumes sold in Asia. Higher demand for bananas, product shortages and higher fuel costs contributed to an increase in banana pricing and surcharges during 2008. European ripening and distribution sales were $227 million higher as result of increased volumes in Sweden, Germany, Italy and Eastern Europe, stronger pricing and favorable euro and Swedish krona foreign currency exchange rates. This growth in the European ripening and distribution business was partially offset by lower revenues as a result of the sale of the JP Fresh and Dole France subsidiaries in November 2008. JP Fresh and Dole France revenues totaled $382 million and $480 million during fiscal 2008 and 2007, respectively. Sales of Chilean deciduous fruit also increased due to improved pricing in the European and Latin American markets. Increased sales of fresh pineapple were primarily driven by higher volumes sold in North America. Favorable foreign currency exchange movements in Dole’s foreign selling locations, primarily the euro, Japanese yen and Swedish krona, benefited revenues by approximately $171 million.

Dole’s fresh fruit segment EBIT is significantly impacted by certain items, which are included in the table below:

	2008	2007
	(In thousands)

Fresh fruit products	$255,670	$184,792
Unrealized loss on foreign currency and fuel hedges	(251)	(8,504)
Foreign currency exchange gain (loss) on vessel obligations	21,300	(1,414)
Net unrealized gain (loss) on foreign denominated instruments	3,583	(2,699)
Gains on asset sales	25,463	—

Total Fresh fruit EBIT	$305,765	$172,175

Fresh fruit EBIT increased 78% to $305.8 million in 2008 from $172.2 million in 2007. EBIT increased due to significantly higher banana earnings and improved pricing in the European ripening and distribution operations. The increase in worldwide banana EBIT was driven by higher pricing, partially offset by increased product and shipping costs as a result of higher commodity costs. Dole’s Chilean deciduous fruit operations also reported an increase in EBIT as a result of higher sales and improved farm margins. These increases were partially offset by lower fresh pineapple earnings due primarily to higher product, shipping and distribution costs worldwide. If foreign currency exchanges rates, primarily in Dole’s fresh fruit foreign selling locations, during 2008 had remained unchanged from those experienced in 2007, Dole estimates that fresh fruit EBIT would have been lower by approximately $50 million, excluding the impacts of hedging. Fresh fruit EBIT in 2008 included realized foreign currency hedge losses of $18 million, and realized foreign currency transaction gains of $1 million.

Fresh Vegetables:  Fresh vegetables revenues for 2008 increased 3% to $1.09 billion from $1.06 billion. The increase in revenues was primarily due to improved pricing and higher volumes of packaged salads sold in North America. Packaged salad sales also benefited from the introduction of premium salad kits. In addition, higher volumes and pricing for strawberries and higher celery volumes were reported in the North American fresh-packed vegetables business. These increases were partially offset by lower volumes of lettuce and mixed produce sold in North America and broccoli and asparagus sold in Asia.

Fresh vegetables EBIT for 2008 increased to $1.1 million compared to a loss of $21.7 million in 2007. EBIT in 2008 benefited from lower workers compensation related accruals of $9 million as a result of favorable closures of historical claims and a reduction in claims activity. The increase in EBIT was primarily due to improved pricing as well as lower distribution and production costs in the packaged salads business. Improved earnings in the packaged salads business were partially offset by higher selling and marketing costs due to increased promotional activities. In addition, earnings in the Asia fresh-packed vegetables business improved due to stronger pricing. These increases were partially offset by lower earnings in the North American fresh-packed vegetables business due to higher growing and distribution costs as a result of significantly higher fuel and fertilizer costs.

Packaged Foods:  Packaged foods revenues for 2008 increased 11% to $1.13 billion from $1.02 billion in 2007. Revenues increased primarily due to higher pricing and volumes of FRUIT BOWLS, canned pineapple, pineapple juice and tropical fruit sold worldwide. In addition, North America revenues benefited from higher sales of frozen fruit products as a result of improved pricing. Foreign currency exchange rate movements on revenues were not material in 2008.

Packaged foods EBIT in 2008 decreased to $71 million from $80.1 million in 2007. EBIT decreased primarily due to higher product, shipping and distribution costs. Increases in commodity costs (such as fuel, tinplate and plastics) continued to impact operating results. In addition, higher product costs were attributable to unfavorable foreign currency exchange movements in Thailand and the Philippines, where product is sourced. If foreign currency exchange rates during 2008 had remained unchanged from those experienced in 2007, Dole estimates that packaged foods EBIT would have been higher by approximately $11 million. Packaged foods EBIT in 2008 included realized foreign currency transaction losses of $5 million. Packaged foods also settled early its Canadian dollar hedges, which generated gains of $4 million.

Corporate:  Corporate EBIT includes general and administrative costs not allocated to the operating segments. Corporate EBIT in 2008 was a loss of $104.5 million compared to a loss of $70.2 million in 2007. EBIT decreased primarily due to a net loss generated on Dole’s cross currency swap of $39.2 million. This decrease was partially offset by lower general and administrative expenses due primarily to a reduction in legal costs and lower unrealized losses on foreign denominated borrowings.

Discontinued Operations

During the second quarter of 2008, Dole approved and committed to a formal plan to divest its fresh-cut flowers operations (“Flowers transaction”). The first phase of the Flowers transaction was completed during the first quarter of 2009. During the fourth quarter of 2007, Dole approved and committed to a formal plan to divest its citrus and pistachio operations (“Citrus”) located in central California. Prior to the fourth quarter of 2007, the operating results of Citrus were included in the fresh fruit operating segment. The Citrus sale closed during the third quarter of 2008 and Dole received net cash proceeds of $44 million. As the assets of Citrus were held by non-wholly owned subsidiaries of Dole, Dole’s share of the proceeds was $28.1 million. The results of operations of these businesses have been classified as discontinued operations for all periods presented.

The operating results of fresh-cut flowers and Citrus for fiscal 2009, 2008 and 2007 are reported in the following table:

	Fresh-Cut Flowers	Citrus	Total

2009
Revenues	$4,154	$—	$4,154

Income before income taxes	$1,160	$—	$1,160
Income taxes	479	—	479

Income from discontinued operations, net of income taxes	$1,639	$—	$1,639

Gain on disposal of discontinued operations, net of income taxes	$1,308	$—	$1,308

2008
Revenues	$106,919	$5,567	$112,486

Loss before income taxes	$(43,235)	$(1,408)	$(44,643)
Income taxes	16,936	316	17,252

Loss from discontinued operations, net of income taxes	$(26,299)	$(1,092)	$(27,391)

Gain on disposal of discontinued operations, net of income taxes	$—	$3,315	$3,315

2007
Revenues	$110,153	$13,586	$123,739

Income (loss) before income taxes	$(19,146)	$733	$(18,413)
Income taxes	2,994	(300)	2,694

Income (loss) from discontinued operations, net of income taxes	$(16,152)	$433	$(15,719)

Fresh-Cut Flowers

2009 Compared with 2008:  Fresh-cut flowers income before income taxes in 2009 increased to $1.2 million compared to a loss of $43.2 million in 2008. As a result of the January 16, 2009 close of the first phase of the Flowers transaction, fresh-cut flowers operating results for 2009 consisted of only two weeks of operations compared to fifty-three weeks during 2008. In connection with the sale, Dole received cash proceeds of $21 million and recorded a note receivable of $8.3 million, which is due January 2011. Dole recorded a gain of $1.3 million on the sale.

2008 Compared with 2007:  Fresh-cut flowers loss before income taxes in 2008 increased to $43.2 million compared to a loss of $19.1 million in 2007. The change was due primarily to a $17 million impairment charge on long-lived assets related to the Flowers transaction, of which the first phase closed during the first quarter of 2009. Product costs also increased as a result of unfavorable foreign currency exchange rates in Colombia, where the product is sourced. In addition, there were foreign currency hedge losses in 2008 of $0.3 million compared to foreign currency hedge gains of $6 million in 2007. These factors were partially offset by gains generated from the sale of the Miami headquarters building and a farm in Mexico as well as lower distribution costs due to changes in the customer base. If foreign currency exchange rates in Colombia during 2008 had remained unchanged from those experienced in 2007, Dole estimates that its fresh-cut flowers loss before taxes would have been lower by approximately $4 million, excluding the impacts of hedging.

Liquidity and Capital Resources

CASH REQUIREMENTS:

The following table summarizes Dole’s contractual obligations and commitments at January 2, 2010:

	Payments Due by Period
	Less Than			After
	1 Year	1-2 Years	3-4 Years	4 Years	Total
	(In thousands)

Contractual obligations:
Fixed rate debt	$901	$74,632	$386,253	$315,000	$776,786
Variable rate debt	7,680	15,360	716,176	—	739,216
Notes payable	37,308	—	—	—	37,308
Capital lease obligations	3,023	7,099	6,424	48,519	65,065
Non-cancelable operating lease commitments	173,015	203,936	101,253	102,029	580,233
Purchase obligations	697,082	595,777	205,683	77,421	1,575,963
Minimum required pension funding	27,441	49,221	49,665	74,118	200,445
Postretirement benefit payments	4,118	8,001	7,588	16,958	36,665
Interest payments on fixed and variable rate debt	143,432	272,716	218,405	86,155	720,708

Total contractual cash obligations	$1,094,000	$1,226,742	$1,691,447	$720,200	$4,732,389

Long-Term Debt:  Details of amounts included in long-term debt can be found in Note 11 of the Consolidated Financial Statements. The table assumes that long-term debt is held to maturity. The variable rate maturities include amounts payable under Dole’s senior secured credit facilities.

Capital Lease Obligations:  Dole’s capital lease obligations include $62.2 million related to two vessel leases. The obligations under these leases, which continue through 2024, are denominated in British pound sterling. The lease obligations are presented in U.S. dollars at the exchange rate in effect on January 2, 2010 and therefore will continue to fluctuate based on changes in the exchange rate.

Operating Lease Commitments:  Dole has obligations under cancelable and non-cancelable operating leases, primarily for land, machinery and equipment, vessels and containers and office and warehouse facilities. The leased assets are used in Dole’s operations where leasing offers advantages of operating flexibility and is less expensive than alternate types of funding. A significant portion of Dole’s operating lease payments are fixed. Lease payments are charged to operations, primarily through cost of products sold. Total rental expense, including rent related to cancelable and non-cancelable leases, was $199.6 million, $204.2 million and $169.2 million (net of sublease income of $14.7 million, $17.1 million and $16.6 million) for 2009, 2008 and 2007, respectively.

Dole’s corporate aircraft lease agreement includes a residual value guarantee of up to $4.8 million at the termination of the lease in 2018. Dole does not currently anticipate any future payments related to this residual value guarantee.

Purchase Obligations:  In order to secure sufficient product to meet demand and to supplement Dole’s own production, Dole enters into non-cancelable agreements with independent growers, primarily in Latin America and North America, to purchase substantially all of their production subject to market demand and product quality. Prices under these agreements are generally tied to prevailing market rates and contract terms range from one to ten years. Total purchases under these agreements were $563.1 million, $658.8 million and $564.5 million for 2009, 2008 and 2007, respectively.

In order to ensure a steady supply of packing supplies and to maximize volume incentive rebates, Dole enters into contracts for the purchase of packing supplies; some of these contracts run through 2011. Prices under these agreements are generally tied to prevailing market rates. Purchases under these contracts for 2009, 2008 and 2007 were approximately $168.9 million, $292.6 million and $272.7 million, respectively.

Interest payments on fixed and variable rate debt:  Commitments for interest expense on debt, including capital lease obligations, were determined based on anticipated annual average debt balances, after factoring in mandatory debt repayments. Interest expense on variable-rate debt has been based on the prevailing interest rates at January 2, 2010. For the secured term loan facilities, interest payments reflect the impact of both the interest rate swap and cross currency swap. No interest payments were calculated on the notes payable due to the short term nature of these instruments. As of January 2, 2010, the secured and unsecured notes and debentures as well as the secured term loans and revolving credit facility would mature at various times between 2011 and 2016. As a result of our March 2010 refinancing transactions, our notes, debentures and senior secured credit facilities will mature at various times between 2013 and 2017. See “— Recent Transactions Affecting Liquidity and Capital Resources.”

Other Obligations and Commitments:  Dole has obligations with respect to its pension and other postretirement benefit (“OPRB”) plans. During 2009, Dole contributed $5.9 million to its qualified U.S. pension plan. These contributions were made to comply with minimum funding requirements under the Internal Revenue Code as amended by the Pension Protection Act of 2006. Dole expects to contribute $14.8 million to its U.S. qualified plan during 2010, which is the estimated minimum funding requirement calculated under the Pension Protection Act of 2006. Dole also has nonqualified U.S. and international pension and OPRB plans. During 2009, Dole made payments of $24.6 million related to these pension and OPRB plans. Dole expects to make payments related to its other U.S. and foreign pension and OPRB plans of $16.8 million in 2010. The table includes pension and other postretirement payments through 2019. See Note 12 to the Consolidated Financial Statements.

Dole has numerous collective bargaining agreements with various unions covering approximately 36% of Dole’s hourly full-time and seasonal employees. Of the unionized employees, 23% are covered under a collective bargaining agreement that will expire within one year and the remaining 77% are covered under collective bargaining agreements expiring beyond the upcoming year. These agreements are subject to periodic negotiation and renewal. Failure to renew any of these collective bargaining agreements may result in a strike or work stoppage; however management does not expect that the outcome of these negotiations and renewals will have a material adverse impact on Dole’s financial condition or results of operations.

Dole had approximately $138 million of total gross unrecognized tax benefits, including interest. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and timing of any future payments cannot be reasonably estimated. We do not expect a significant tax payment related to these benefits within the next year.

SOURCES AND USES OF CASH:

	2009	2008	2007
	(In thousands)

Cash flow provided by (used in):
Operating activities	$282,952	$44,563	$46,322
Investing activities	84,405	141,142	(61,383)
Financing activities	(340,695)	(185,520)	16,045
Foreign currency impact	2,179	(6,417)	3,663

Increase (decrease) in cash	$28,841	$(6,232)	$4,647

Overview

As of January 2, 2010, Dole had a cash balance of $120 million and an ABL revolver borrowing base of $312.4 million. After taking into account approximately $95 million of outstanding letters of credit issued under the ABL revolver, Dole had approximately $217.4 million available for borrowings as of January 2, 2010. The ABL revolver is secured by and is subject to a borrowing base consisting of up to 85% of eligible accounts receivable plus a predetermined percentage of eligible inventory, as defined in the credit facility.

At January 2, 2010, Dole had total outstanding long-term borrowings of $1.55 billion, consisting primarily of $225 million of unsecured senior notes and debentures due 2011 and 2013 and $1.33 billion of secured debt (consisting primarily of notes, net of debt discount, term loan facilities and capital lease obligations). Amounts outstanding under the term loan facilities were $739.2 million at January 2, 2010. In addition, Dole had approximately $94.5 million of letters of credit and bank guarantees outstanding under its $100 million pre-funded letter of credit facility at January 2, 2010.

The ABL revolver and term loan facilities are collateralized by substantially all of our tangible and intangible assets, including certain capital stock of our subsidiaries, but excluding certain intercompany debt, certain equity interests and each of our U.S. manufacturing plants and processing facilities that has a net book value exceeding 1% of our net tangible assets.

In addition to amounts available under the revolving credit facility, Dole’s subsidiaries have uncommitted lines of credit of approximately $113.7 million at various local banks, of which $81.1 million was available at January 2, 2010. These lines of credit are used primarily for short-term borrowings, foreign currency exchange settlement and the issuance of letters of credit or bank guarantees. Several of Dole’s uncommitted lines of credit expire in 2010 while others do not have a commitment expiration date. These arrangements may be cancelled at any time by Dole or the banks. Dole’s ability to utilize these lines of credit may be impacted by the terms of its senior secured credit facilities and bond indentures.

On April 30, 2009, Dole obtained letters of credit to support a bank guarantee issued to the European Commission in connection with their Decision that imposed a fine on Dole. These letters of credit were issued under the ABL revolver and the pre-funded letter of credit facility.

Dole’s management believes that available borrowings under our revolving credit facility and subsidiaries’ uncommitted lines of credit, together with our existing cash balances, future cash flow from operations, planned asset sales and access to capital markets, will enable Dole to meet its working capital, capital expenditure, debt maturity and other commitments and funding requirements. Dole management’s plan is dependent upon the occurrence of future events which will be impacted by a number of factors including the availability of refinancing, the general economic environment in which Dole operates, Dole’s ability to generate cash flows from its operations, and Dole’s ability to attract buyers for assets being marketed for sale. Factors impacting Dole’s cash flow from operations include such items as commodity prices, interest rates and foreign currency exchange rates, among other things, as more fully set forth in Item 1A, Risk Factors, in this Form 10-K.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $283 million in 2009 compared to cash flows provided by operating activities of $44.6 million in the prior year. The improvement was primarily due to better working capital management. Improvement of working capital was due to significantly better collections of receivables and lower levels of raw materials and supplies inventory balances due in part to lower commodity costs. Cash flows provided by operations in 2008 were $44.6 million compared to cash flows provided by operating activities of $46.3 million in 2007. The change was primarily due to net income in 2008 compared with a net loss in 2007, lower levels of accounts receivable and a smaller increase in inventory balances offset by lower levels of accounts payable and accrued liabilities. The change in inventories was driven primarily by a reduction of raw material purchases in the packaged foods segment. Lower levels of accounts payable and accrued liabilities were attributable to the timing of payments to suppliers and growers and reduced inventory purchases at year-end.

Cash Flows from Investing Activities

Cash flows provided by investing activities decreased to $84.4 million in 2009 from $141.1 million in the prior year. The decrease was mainly due to lower cash proceeds received from the sale of assets and $23.3 million related to a collateral agreement associated with Dole’s cross currency and interest rate swap instruments, partially offset by $33.9 million of lower capital expenditures. Cash flows provided by investing activities in 2008 increased to $141.4 million from $61.4 million used in investing activities in 2007. The increase during 2008 was primarily due to $214 million of cash proceeds received from the sale of assets held-for-sale during 2008. Capital expenditures in 2008 were also lower by $21.7 million. Dole currently estimates that its 2010 capital additions will be approximately $100 million.

Cash Flows from Financing Activities

Cash flows used in financing activities increased to $340.7 million in 2009 from $185.5 million in the prior year. The increase was mainly due to $478.9 million of higher debt repayments, net of borrowings compared to 2008. Cash proceeds received from the IPO and asset sales, together with operating cash flow improvements in 2009 allowed Dole to reduce its debt balances, including the $85 million of debt assumed in connection with the IPO restructuring transactions. Cash flows used in financing activities in 2008 increased to $185.5 million from $16 million provided by financing activities in 2007. The increase was primarily due to higher 2008 debt principal payments, net of borrowings of $172 million versus 2007 net borrowings of $26.5 million.

Dividends, Capital Contributions and Return of Capital:  During the third quarter of 2009, Dole declared and paid a dividend of $15 million to its former parent, DHM Holding Company, Inc (“Holdings”). Dole’s ability to declare and pay future dividends is subject to limitations contained in its senior secured credit facilities and bond indentures. At present, under such limitations, Dole could not declare or pay dividends exceeding $25 million in the aggregate.

There were no dividend, capital contribution or return of capital transactions during 2008 and 2007.

Recent Transactions Affecting Liquidity and Capital Resources

Initial Public Offering:  On October 28, 2009, Dole completed a $446 million initial public offering of 35,715,000 common shares at $12.50 per share. On October 23, 2009, Dole’s common stock began trading on the New York Stock Exchange under the ticker symbol “DOLE.” Upon the October 28, 2009 closing of the IPO, Dole received net proceeds of $415 million, reflecting $31 million of underwriting discount and offering expenses. The net proceeds have been used by Dole to pay down indebtedness, as discussed more fully below. Dole’s chairman, David H. Murdock, and his affiliates beneficially own 51,710,000 common shares, or approximately 58.6% of Dole’s outstanding common shares.

Immediately prior to the IPO closing, Dole completed certain restructuring transactions as a result of which (1) Dole’s former parent holding company, Holdings, was merged into Dole, (2) some shares of Dole held by an affiliate of Mr. Murdock were redeemed in exchange for (a) the 85% interest in Westlake Wellbeing Properties, LLC (which owns the Four Seasons Hotel Westlake Village) formerly owned by Holdings, together with the assumption by such affiliate of $30 million of a debt obligation of Holdings and (b) 1,361 acres of idle land in Honduras owned by a subsidiary of Dole, and (3) Dole paid the remaining $85 million of the Holdings debt obligation in order to eliminate a pre-existing cross-default and cross-acceleration risk under which a default by Holdings on such debt could have resulted in a cross-default and cross-acceleration under Dole’s credit facilities and bond indentures. As a result of the merger of Holdings into Dole, the federal net operating loss carryforwards of Holdings became available to Dole, subject to normal statutory expiration periods. Holdings’ estimated federal net operating loss carryforwards were approximately $167 million as of January 2, 2010.

In connection with the IPO, Holdings was merged into Dole in a downstream merger (the “Merger Transaction”), which was accounted for as a common control downstream merger at carryover basis and retrospectively included for all periods.

Immediately upon the closing of the Merger Transaction, Dole’s newly acquired interest in Westlake Wellbeing Properties, LLC (“WWP”) was transferred to Castle & Cooke Westlake Holdings, LLC (“C&C”), an entity owned and controlled by David H. Murdock. The transfer of WWP to C&C has been accounted for as a change in reporting entity, and the historical results of operations of WWP have been retrospectively excluded from our historical financial statements for all periods presented. Further, as the debt of Holdings (the “Hotel Loan”) relates to the assets of WWP, such debt and interest expense thereon has also been excluded from all historical periods in connection with the change in reporting entity.

Accordingly, Dole’s historical consolidated financial statements have been retrospectively revised for all prior periods presented (three years of consolidated statement of operations and two years of balance sheets) to include the historical results and balances of Holdings, excluding those balances of WWP which have been transferred to C&C. Further, our retrospectively revised historical financial statements exclude the Hotel Loan, which totaled

$115 million at the date of the Merger Transaction, $135 million at January 3, 2009, and $180 million at December 29, 2007, and the resulting interest expense thereon.

IPO-related Debt Reduction:  Dole used the net proceeds from the IPO to repay the following: (1) $47 million of amounts outstanding under its revolving credit facility, (2) $85 million of debt at Holdings, the former parent that was merged into Dole, in order to eliminate a pre-existing cross-default and cross-acceleration risk, (3) $122.5 million of the 13.875% Senior Secured Notes due 2014 (“2014 Notes”), and (4) $130 million of the 8.875% Senior Notes due 2011 (“2011 Notes”).

Pursuant to a trust offering occurring at the same time as the IPO, indebtedness of an affiliate of Mr. Murdock that had subjected Dole to an additional cross-default and cross-acceleration risk was repaid. As a result of this transaction, and the transactions relating to the former Holdings debt, both of Dole’s cross-default and cross-acceleration risks associated with indebtedness of Mr. Murdock or his affiliates (other than Dole) were eliminated.

2010 Notes Refinancing Transaction:  On September 25, 2009, Dole completed the sale and issuance of $315 million aggregate principal amount of 8% Senior Secured Notes due 2016 (“2016 Notes”) at a discount of $6.2 million. The 2016 Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (“Securities Act”) and to persons outside the United States in compliance with Regulation S under the Securities Act. The sale was exempt from the registration requirements of the Securities Act. Interest on the 2016 Notes will be paid semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2010. The 2016 Notes will mature on October 1, 2016. The 2016 Notes have the benefit of a lien on certain U.S. assets of Dole that is junior to the liens of Dole’s senior secured credit facilities and pari passu with the liens of the 2014 Notes, and are senior obligations ranking equally with Dole’s existing senior debt. On October 26, 2009, Dole used the net proceeds from the 2016 Notes offering, together with cash on hand and borrowings under the revolving credit facility, to redeem all of the outstanding 7.25% Senior Notes due 2010 (“2010 Notes”).

2009 Notes Refinancing Transaction:  On March 18, 2009, Dole completed the sale and issuance of $350 million aggregate principal amount of the 2014 Notes at a discount of $25 million. The 2014 Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States in compliance with Regulation S under the Securities Act. The sale was exempt from the registration requirements of the Securities Act. Interest on the 2014 Notes will be paid semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2009. The 2014 Notes have the benefit of a lien on certain U.S. assets of Dole that is junior to the liens of Dole’s senior secured credit facilities and pari passu with the liens of the 2016 Notes, and are senior obligations of Dole ranking equally with Dole’s existing senior debt. Dole used the net proceeds from this offering, together with cash on hand and borrowings under the revolving credit facility, to repay all of the outstanding 2009 Notes. As noted above, $122.5 million of IPO proceeds were used to redeem the 2014 Notes resulting in a current outstanding balance of approximately $228 million principal amount.

In connection with the refinancing transactions completed in the first quarter of 2009, Dole amended its senior secured credit facilities. These amendments became effective concurrently with the closing of the 2014 Notes offering.

As of January 2, 2010, the term loan facilities consisted of $173.9 million of Term Loan B and $565.3 million of Term Loan C. As of January 2, 2010, the term loan facilities bore interest, at Dole’s option, at a rate per annum equal to either (i) a base rate plus 3.5% to 4%; or (ii) LIBOR (subject to a minimum of 3%) plus 4.5% to 5%, in each case, based upon Dole’s senior secured leverage ratio. The weighted average variable interest rate at January 2, 2010 for Term Loan B and Term Loan C was 8%. The term loan facilities required quarterly principal payments, plus a balloon payment due in 2013. Dole has an interest rate swap to hedge future changes in interest rates and a cross currency swap to effectively lower the U.S. dollar fixed interest rate to a Japanese yen fixed interest rate on Term Loan C. Refer to Note 16 of the Consolidated Financial Statements for additional information related to these instruments.

March 2010 Refinancing Transactions:  On March 2, 2010, Dole amended its senior secured credit facilities. The amendments, among other things: (i) reduce the applicable Eurodollar interest rate for the term loan facilities to LIBOR plus 3.25%, with a LIBOR floor of 1.75%, or the base rate plus 2.25%, (ii) for the revolving credit facility, leave interest rates on borrowed funds unchanged at a range of LIBOR plus 3.00% to 3.50% or the base rate plus

2.00% to 2.50%, with the rate at any time determined by the average historical borrowing availability; (iii) change the financial covenant metrics to a maximum total leverage ratio and a minimum interest coverage ratio; (iv) add greater operating and financial flexibility for Dole; and (v) provide for other technical and clarifying changes. The amendments and the related redemption of the remaining $70 million principal amount of the 2011 Notes also extend Dole’s nearest maturities to 2013. The amended credit facilities provide $850 million of term debt due 2017 and up to $350 million of revolving debt due 2014.

Refer to Note 11 of the Consolidated Financial Statements for additional details of Dole’s outstanding debt.

GUARANTEES, CONTINGENCIES AND DEBT COVENANTS:

Dole is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to Dole’s operations. At January 2, 2010, guarantees of $2 million consisted primarily of amounts advanced under third-party bank agreements to independent growers that supply Dole with product. Dole has not historically experienced any significant losses associated with these guarantees.

Dole issues letters of credit and bank guarantees through its ABL revolver and its pre-funded letter of credit facilities, and, in addition, separately through major banking institutions. Dole also provides insurance company issued bonds. These letters of credit, bank guarantees and insurance company bonds are required by certain regulatory authorities, suppliers and other operating agreements. As of January 2, 2010, total letters of credit, bank guarantees and bonds outstanding under these arrangements were $227.5 million, of which $94.5 million were issued under Dole’s pre-funded letter of credit facility.

Dole also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. Dole guaranteed $191.6 million of its subsidiaries’ obligations to their suppliers and other third parties as of January 2, 2010.

Dole has change of control agreements with certain key executives, under which severance payments and benefits would become payable in the event of specified terminations of employment following a change of control (as defined) of Dole. Refer to Item 11 of this Form 10-K, under the heading “Severance and Change of Control Arrangements” for additional information concerning the change of control agreements.

As disclosed in Note 18 to the Consolidated Financial Statements, Dole is subject to legal actions, most notably related to Dole’s prior use of the agricultural chemical dibromochloropropane, or “DBCP.” Although no assurance can be given concerning the outcome of these cases, in the opinion of management, after consultation with legal counsel and based on past experience defending and settling DBCP claims, the pending lawsuits are not expected to have a material adverse effect on Dole’s business, financial condition or results of operations.

Provisions under the senior secured credit facilities and the indentures governing Dole’s senior notes and debentures require Dole to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. The ABL revolver also contains a “springing covenant,” which would not be effective unless the availability under the ABL revolver (as amended in the March 2010 refinancing transactions) were to fall below the greater of $37.5 million and 12.5% of the Total Commitment (as defined) for any three consecutive business days. To date, the springing covenant had never been effective and Dole does not currently anticipate that the springing covenant will become effective.

As a result of the March 2009 amendment to Dole’s senior secured credit facilities, Dole was subject to a first priority senior secured leverage ratio that was required to be at or below 3.00 to 1.00 as of the last day of the fiscal quarter ending January 2, 2010. At January 2, 2010, the first priority senior secured leverage ratio was approximately 1.95 to 1.00. As a result of the March 2010 amendments to the senior secured credit facilities, Dole will be subject to a maximum total leverage and a minimum interest coverage ratio but will no longer be subject to the first priority senior secured leverage ratio test.

A breach of a covenant or other provision in any debt instrument governing our current or future indebtedness could result in a default under that instrument and, due to customary cross-default and cross-acceleration provisions, could result in a default under our other debt instruments. Upon the occurrence of an event of default under the senior secured credit facilities or some of our debt instruments, the lenders or holders of such other debt instruments could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If Dole were unable to repay those amounts, the lenders could proceed against the collateral granted to them, if any, to secure the indebtedness. If the lenders under Dole’s current indebtedness were to accelerate the payment of the indebtedness, Dole cannot give assurance that its assets would be sufficiently liquid to repay in full its outstanding indebtedness on an accelerated basis. As a result of the IPO and related transactions, all potential cross-defaults and cross-acceleration provisions that existed between Dole’s debt instruments and indebtedness of Holdings and its affiliates have been eliminated.

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

Dole’s management believes that the following represent the areas where more critical estimates and assumptions are used in the preparation of the Consolidated Financial Statements. Refer to Note 2 of the Consolidated Financial Statements for a summary of Dole’s significant accounting policies.

Grower Advances:  Dole makes advances to third-party growers primarily in Latin America and Asia for various farming needs. Some of these advances are secured with property or other collateral owned by the growers. Dole monitors these receivables on a regular basis and records an allowance for these grower receivables based on estimates of the growers’ ability to repay advances and the fair value of the collateral. These estimates require significant judgment because of the inherent risks and uncertainties underlying the growers’ ability to repay these advances. These factors include weather-related phenomena, government-mandated fruit prices, market responses to industry volume pressures, grower competition, fluctuations in local interest rates, economic crises, security risks in developing countries, political instability, outbreak of plant disease, inconsistent or poor farming practices of growers, and foreign currency fluctuations. The aggregate amounts of grower advances made during fiscal years 2009, 2008 and 2007 were approximately $185.3 million, $170.7 million and $172.4 million, respectively. Net grower advances receivable were $48.6 million and $49.5 million at January 2, 2010 and January 3, 2009, respectively.

Long-Lived Assets:  Dole’s long-lived assets consist of 1) property, plant and equipment and amortized intangibles and 2) goodwill and indefinite-lived intangible assets.

1) Property, Plant and Equipment and Amortized Intangibles:  Dole depreciates property, plant and equipment and amortizes intangibles principally by the straight-line method over the estimated useful lives of these assets. Estimates of useful lives are based on the nature of the underlying assets as well as Dole’s experience with similar assets and intended use. Estimates of useful lives can differ from actual useful lives due to the inherent uncertainty in making these estimates. This is particularly true for Dole’s significant long-lived assets such as land improvements, buildings, farming machinery and equipment, vessels and containers and customer relationships. Factors such as the conditions in which the assets are used, availability of capital to replace assets, frequency of maintenance, changes in farming techniques and changes to customer relationships can influence the useful lives of these assets. Refer to Notes 9 and 10 of the Consolidated Financial Statements for a summary of useful lives by major asset category and for further details on Dole’s intangible assets, respectively. Dole incurred depreciation expense from continuing operations of approximately $115.8 million, $133.4 million and $146.9 million in 2009, 2008 and 2007, respectively, and amortization expense of approximately $3.8 million, $4.3 million and $4.5 million in fiscal 2009, 2008 and 2007.

Dole’s management reviews property, plant and equipment and amortizable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of recoverability is required, the estimated total undiscounted future cash flows directly associated with the asset is compared to the asset’s carrying amount. If this comparison indicates that there is an impairment, the amount of the impairment is calculated by comparing the carrying value to the discounted future cash flows expected to result from the use of the asset and its eventual disposition or comparable market values, depending on the nature of the asset. Changes in commodity pricing, weather-related phenomena and other market conditions are events that have historically caused Dole’s management to assess the carrying amount of its long-lived assets.

2) Goodwill and Indefinite-Lived Intangible Assets:  Dole’s indefinite-lived intangible assets consist of the DOLE® brand trade name, with a carrying value of $689.6 million. In determining whether intangible assets have indefinite lives, Dole’s management considers the expected use of the asset, legal or contractual provisions that may limit the life of the asset, length of time the intangible has been in existence, as well as competitive, industry and economic factors. The determination as to whether an intangible asset is indefinite-lived or amortizable could have a significant impact on Dole’s consolidated statement of operations in the form of amortization expense and potential future impairment charges.

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the second fiscal quarter and whenever events or circumstances indicate that an impairment may have occurred. Indefinite-lived intangibles are tested for impairment by comparing the fair value of the asset to the carrying value.

Goodwill is tested for impairment by comparing the fair value of a reporting unit with its net book value including goodwill. Fair values of reporting units are determined based on discounted cash flows, market multiples or appraised values, as appropriate, which requires making estimates and assumptions including pricing and volumes, industry growth rates, future business plans, profitability, tax rates and discount rates. If the fair value of the reporting unit exceeds its carrying amount, then goodwill of that reporting unit is not considered to be impaired. If the carrying amount of the reporting unit exceeds its fair value, then the implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. An impairment loss is recognized if the implied fair value of goodwill is less than its carrying amount. Changes to assumptions and estimates can significantly impact the fair values determined for reporting units and the implied value of goodwill, and consequently can impact whether or not an impairment charge is recognized, and if recognized, the size thereof. Dole’s management believes that the assumptions used in the annual impairment review are appropriate.

Income Taxes:  Deferred income taxes are recognized for the income tax effect of temporary differences between financial statement carrying amounts and the income tax bases of assets and liabilities. Dole’s provision for income taxes is based on domestic and international statutory income tax rates in the jurisdictions in which it operates. Dole regularly reviews its deferred income tax assets to determine whether future taxable income will be sufficient to realize the benefits of these assets. A valuation allowance is provided for deferred income tax assets for which it is deemed more likely than not that future taxable income will not be sufficient to realize the related income tax benefits from these assets. In making such determination, Dole’s management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event it is determined that Dole will not be able to realize its net deferred tax assets in the future, Dole will reduce such amounts through a charge to income in the period such determination is made. Conversely, if it is determined that Dole will be able to realize deferred tax assets in excess of the carrying amounts, Dole will decrease the recorded valuation allowance through a credit to income in the period that such determination is made.

At January 2, 2010, management’s estimates of future taxable income to recover its existing U.S. federal deferred tax assets totaling approximately $166 million are principally related to the realization of income on appreciated non-core assets, including income to be generated from the reversal of the related existing taxable temporary differences upon the sale of such assets. Although Dole’s management currently believes it will be able to sell such assets in amounts sufficient to realize its U.S. federal deferred tax assets, the ultimate sale prices for such assets are dependent on future market conditions and may vary from those currently expected. If Dole is unable to sell such assets at the amounts currently anticipated, additional valuation allowances would be necessary which would result in the recognition of additional income tax expense in Dole’s consolidated statements of operations.

Significant judgment is required in determining income tax provisions under FASB Accounting Standards Codification Topic 740, “Income Taxes” (“ASC 740”), and in evaluating tax positions. Dole establishes additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain positions that do not meet the minimum probability threshold, as defined by ASC 740, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, Dole and its subsidiaries are examined by various federal, state and foreign tax authorities. Dole’s management regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes. Dole’s management continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

Refer to Note 6 of the Consolidated Financial Statements for additional information about Dole’s income taxes.

Pension and Other Postretirement Benefits:  Dole has qualified and nonqualified defined benefit pension plans covering some of its full-time employees. Benefits under these plans are generally based on each employee’s eligible compensation and years of service, except for certain plans covering union employees, which are based on negotiated benefits. In addition to pension plans, Dole has other postretirement benefit (“OPRB”) plans that provide health care and life insurance benefits for eligible retired employees. Covered employees may become eligible for such benefits if they fulfill established requirements upon reaching retirement age. Pension and OPRB costs and obligations are calculated based on actuarial assumptions including discount rates, health care cost trend rates, compensation increases, expected return on plan assets, mortality rates and other factors.

Pension obligations and expenses are most sensitive to the expected return on pension plan assets and discount rate assumptions. OPRB obligations and expenses are most sensitive to discount rate assumptions and health care cost trend rates. Dole’s management determines the expected return on pension plan assets based on an expectation of average annual returns over an extended period of years for the asset classes in which the plan’s assets are invested. In the absence of a change in Dole’s asset allocation or investment philosophy, this estimate is not expected to vary significantly from year to year. Dole’s 2009 and 2008 pension expense was determined using an expected rate of return on U.S. plan assets of 8%. At January 2, 2010, Dole’s U.S. pension plan investment portfolio was invested approximately 47% in equity securities, 52% in fixed income securities and 1% in private equity and venture capital funds. A 25 basis point change in the expected rate of return on pension plan assets would impact annual pension expense by $0.5 million.

Dole’s U.S. pension plan’s discount rate of 5.5% in 2009 and 6.75% in 2008 was determined based on a hypothetical portfolio of high-quality, non-callable, zero-coupon bond indices with maturities that approximate the duration of the liabilities in Dole’s pension plans. A 25 basis point decrease in the assumed discount rate would increase the projected benefit obligation by $7.4 million and increase the annual expense by $0.3 million.

Dole’s foreign pension plans’ weighted average discount rate was 7.7% and 8.3% for 2009 and 2008, respectively. A 25 basis point decrease in the assumed discount rate of the foreign plans would increase the projected benefit obligation by approximately $2.5 million and increase the annual expense by approximately $0.2 million.

While management believes that the assumptions used are appropriate, actual results may differ materially from these assumptions. These differences may impact the amount of pension and other postretirement obligations and future expense. Refer to Note 12 of the Consolidated Financial Statements for additional details of Dole’s pension and other postretirement benefit plans.

Litigation:  Dole is involved from time to time in claims and legal actions incidental to its operations, both as plaintiff and defendant. Dole’s management has established what it currently believes to be adequate reserves for pending legal matters. These reserves are established as part of an ongoing worldwide assessment of claims and legal actions that takes into consideration such items as changes in the pending case load (including resolved and new matters), opinions of legal counsel, individual developments in court proceedings, changes in the law, changes in business focus, changes in the litigation environment, changes in opponent strategy and tactics, new developments as a result of ongoing discovery, and past experience in defending and settling similar claims. Changes in accruals are part of the ordinary, recurring course of business, in which management, after consultation with legal counsel, is required to make estimates of various amounts for business planning purposes, as well as for accounting and SEC reporting purposes. These changes are reflected in the reported earnings of Dole each quarter. The litigation accruals at any time reflect updated assessments of the then existing pool of claims and legal actions. Actual litigation settlements could differ materially from these accruals.

Recently Adopted and Recently Issued Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for information regarding Dole’s adoption of new and recently issued accounting pronouncements.

Other Matters

European Union (“EU”) Banana Import Regime:  On January 1, 2006, the EU implemented a new “tariff only” import regime for bananas. Under this regime, the EU mandated a tariff of 176 euro per metric ton on all banana imports to the EU market from Latin America. The EU also mandated that 775,000 metric tons of bananas from African, Caribbean, and Pacific (“ACP”) countries could be imported to the EU duty-free.

The preferential treatment of a zero tariff on up to 775,000 metric tons of ACP banana imports, as well as the 176 euro per metric ton tariff applied to Latin banana imports, was challenged by Panama, Honduras, Nicaragua and Colombia in consultation proceedings at the World Trade Organization, or WTO. In addition, both Ecuador and the United States formally requested the WTO Dispute Settlement Body, or DSB, to appoint panels to review the matter.

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

In light of these WTO rulings, the EU proposed a settlement in resolution of the dispute, which has been accepted by the Latin American banana producing countries and the United States. This settlement, reached on December 15, 2009, provides for a specific tariff reduction schedule, with an initial reduction of the tariff to 148 euros per metric ton and a final tariff of 114 euro per metric ton reached on January 1, 2017 or January 1, 2019 (the extended schedule of reduction applies if no further trade agreements are reached in the ongoing “DDA” or Doha Development Agenda global trade discussions).

The settlement, which was signed by the Latin American banana producing countries and the European Commission, still must be formally ratified through a “Decision” by the European Council. The tariff schedule also must be formally enacted in European legislation through the act of the European Parliament. This may take several additional months. Currently, the 176 euro per metric ton tariff must continue to be paid by importers although the December 15, 2009 settlement provides that the tariff of 148 euro per metric ton shall be applied as of December 15, 2009 and any duties paid in excess shall be reimbursed by the competent customs authorities. It is not yet clear what the EU mechanisms and timing will be for reimbursement to importers from December 15, 2009. The new tariff schedule will apply once the European Parliament adopts the legislation.

Although Dole views this settlement as a favorable development, it is too early to determine to what extent Dole’s operations will capture any of these tariff savings.

Impact of Hurricane Katrina:  During the third quarter of 2005, Dole’s fresh fruit operations in the Gulf Coast area of the United States were impacted by Hurricane Katrina. As a result of the damage sustained in the Gulfport, Mississippi port facility where Dole received and stored product from its Latin American operations, Dole diverted shipments to other Dole port facilities outside of the Gulf Coast area. Dole subsequently resumed discharging shipments of fruit and other cargo in Gulfport at the beginning of the fourth quarter of 2005 and the rebuilding of Dole’s Gulfport facility was completed during 2007.

The financial impact included the loss of cargo and equipment, property damage and additional costs associated with re-routing product to other ports in the region. Dole maintains customary insurance for its property, including shipping containers, as well as for business interruption. For fiscal 2007, net gains on the settlement of insurance claims were $9.1 million, which included insurance proceeds of $9.6 million net of expenses of

$0.5 million. Of the $9.1 million gain which was associated with the settlement of the property claim, $5.2 million was for the reimbursement of lost and damaged property.

Total cumulative Hurricane Katrina related expenses were $12.4 million. Total cumulative insurance proceeds were $23.6 million related to Dole’s settlement of its cargo claim for $9.2 million in December 2006 and settlement of its property claim for $14.4 million in December 2007. Cumulative net gains related to Hurricane Katrina totaled $11.2 million and were recorded in cost of products sold in the consolidated statement of operations in 2007 and 2006.

Derivative Instruments and Hedging Activities:  Dole uses derivative instruments to hedge against fluctuations in interest rates, foreign currency exchange rate movements and bunker fuel prices. Dole does not utilize derivatives for trading or other speculative purposes.

Through the first quarter of 2007, all of Dole’s derivative instruments, with the exception of the cross currency swap, were designated as effective hedges of cash flows as defined by FASB Accounting Standards Codification Topic 815, “Derivatives and Hedging” (“ASC 815”), which means that changes in the fair value of such instruments were not recorded in Dole’s consolidated statement of operations but instead were recorded to accumulated other comprehensive income (loss) as a component of shareholders’ equity in Dole’s consolidated balance sheet. However, during the second quarter of 2007, Dole elected to discontinue its designation of both its foreign currency and bunker fuel hedges as cash flow hedges under ASC 815. As a result, all changes in the fair value of Dole’s derivative financial instruments from the time of discontinuation of hedge accounting are reflected in Dole’s consolidated statements of operations. During the first quarter of 2010, Dole designated its foreign currency derivative instruments as cash flow hedges. As a result, if the hedges remain “effective” under ASC 815, unrealized gains (losses) will be recorded as a component of other comprehensive income (loss) in the consolidated balance sheet.

The interest rate swap continued to be accounted for as a cash flow hedge under ASC 815 during 2009. In connection with the March 2010 refinancing transactions, certain terms of Dole’s senior secured credit facilities were amended. Dole has evaluated the impact of these amendments on its hedge designation for its interest rate swap and has determined not to re-designate the interest rate swap as a cash flow hedge of its interest rate risk associated with Term Loan C. The impact of not re-designating the interest rate swap as a cash flow hedge will be that future changes in the fair value of the interest rate swap will be recorded into interest expense in the consolidated statement of operations rather than into accumulated other comprehensive income (loss) as a component of shareholders’ equity in the consolidated balance sheet.

Unrealized gains (losses) on Dole’s foreign currency and bunker fuel hedges and the cross currency swap by reporting segment, all of which was recorded in Dole’s consolidated statement of operations were as follows:

	Year Ended January 2, 2010
	Foreign	Bunker	Cross
	Currency	Fuel	Currency
	Hedges	Hedges	Swap	Total
	(In thousands)

Fresh fruit	$7,843	$4,081	$—	$11,924
Packaged foods	710	—	—	710
Corporate	—	—	(21,051)	(21,051)

	$8,553	$4,081	$(21,051)	$(8,417)

	Year Ended January 3, 2009
	Foreign	Bunker	Cross
	Currency	Fuel	Currency
	Hedges	Hedges	Swap	Total
	(In thousands)

Fresh fruit	$4,074	$(4,325)	$—	$(251)
Packaged foods	1,928	—	—	1,928
Corporate	—	—	(50,411)	(50,411)

	$6,002	$(4,325)	$(50,411)	$(48,734)

	Year Ended December 29, 2007
	Foreign	Bunker	Cross
	Currency	Fuel	Currency
	Hedges	Hedges	Swap	Total
	(In thousands)

Fresh fruit	$(9,253)	$749	$—	$(8,504)
Packaged foods	$(2,812)	—	—	(2,812)
Corporate	—	—	(10,741)	(10,741)

	$(12,065)	$749	$(10,741)	$(22,057)

For information regarding Dole’s derivative instruments and hedging activities, refer to Note 16 to the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a result of its global operating and financing activities, Dole is exposed to market risks including fluctuations in interest rates, fluctuations in foreign currency exchange rates and changes in commodity pricing. Dole uses derivative instruments to hedge against fluctuations in interest rates, foreign currency exchange rate movements and bunker fuel prices. Dole does not utilize derivatives for trading or other speculative purposes.

Interest Rate Risk:  As a result of its normal borrowing and leasing activities, Dole’s operating results are exposed to fluctuations in interest rates. Dole has short-term and long-term debt with both fixed and variable interest rates. Short-term debt primarily comprises the current portion of long-term debt maturing within twelve months from the balance sheet date. Short-term debt also includes unsecured notes payable to banks and bank lines of credit used to finance working capital requirements. Long-term debt represents publicly held secured and unsecured notes and debentures, as well as amounts outstanding under Dole’s senior secured credit facilities.

As of January 2, 2010, Dole had $747.1 million of fixed-rate debt, $2.8 million of fixed-rate capital lease obligations and $9.3 million of other debt with a combined weighted-average interest rate of 9.9% and a fair value of $836.6 million. Dole currently estimates that a 100 basis point increase in prevailing market interest rates would decrease the fair value of its fixed-rate debt by approximately $25 million.

As of January 2, 2010, Dole had the following variable-rate arrangements: $739.2 million of variable-rate debt with a weighted-average interest rate of 8% and $62.2 million of variable-rate capital lease obligations with a weighted-average interest rate of 3.3%. Interest expense under the majority of these arrangements is based on the London Interbank Offered Rate (“LIBOR”). Dole currently estimates that a 100 basis point increase in LIBOR would lower pretax income by $8 million.

As part of Dole’s strategy to manage the level of exposure to fluctuations in interest rates, Dole entered into an interest rate swap agreement that effectively converted $320 million of variable-rate term loan debt to a fixed-rate basis. The interest rate swap fixed the interest rate at 7.2%. The paying and receiving rates under the interest rate swap were 5.5% and 0.3% as of January 2, 2010. The fair value of the interest rate swap at January 2, 2010 was a liability of $20.6 million.

Dole also executed a cross currency swap to synthetically convert $320 million of term loan debt into Japanese yen denominated debt in order to effectively lower the U.S. dollar fixed interest rate of 7.2% to a Japanese yen interest rate of 3.6%. The fair value of the cross currency swap was a liability of $61.5 million at January 2, 2010.

Foreign Currency Exchange Risk:  Dole products are sourced, grown, processed, marketed and distributed worldwide in more than 90 countries. Its international sales are usually transacted in U.S. dollars and major European and Asian currencies. Some of Dole’s costs are incurred in currencies different from those received from the sale of products. Results of operations may be affected by fluctuations in currency exchange rates in both sourcing and selling locations.

Dole has significant sales denominated in Japanese yen as well as European sales denominated primarily in euro and Swedish krona. Product and shipping costs associated with a significant portion of these sales are U.S. dollar-denominated. In 2009, Dole had approximately $725 million of annual sales denominated in Japanese yen, $1.2 billion of annual sales denominated in euro, and $480 million of annual sales denominated in Swedish krona. If U.S. dollar exchange rates versus the Japanese yen, euro and Swedish krona during 2009 had remained unchanged from 2008, Dole’s revenues would have been higher by approximately $71 million primarily due to the weakening of the euro and Swedish krona. Operating income would have been lower by approximately $16 million, excluding the impact of hedges, due primarily to the strengthening of the Japanese yen. In addition, Dole currently estimates that a 10% strengthening of the U.S. dollar relative to the Japanese yen, euro and Swedish krona would lower operating income by approximately $71 million, excluding the impact of foreign currency exchange hedges.

Dole sources the majority of its products in foreign locations and accordingly is exposed to changes in exchange rates between the U.S. dollar and currencies in these sourcing locations. Dole’s exposure to exchange rate fluctuations in these sourcing locations is partially mitigated by entering into U.S. dollar denominated contracts for third-party purchased product and most other major supply agreements, including shipping contracts. However, Dole is still exposed to those costs that are denominated in local currencies. The most significant production currencies to which Dole has exchange rate risk are the Thai baht, Philippine peso, Chilean peso and South African rand. If U.S. dollar exchange rates versus these currencies during 2009 had remained unchanged from 2008, Dole’s operating income would have been lower by approximately $38 million. In addition, Dole currently estimates that a 10% weakening of the U.S. dollar relative to these currencies would lower operating income by approximately $58 million, excluding the impact of foreign currency exchange hedges.

At January 2, 2010, Dole had British pound sterling denominated capital lease obligations. The British pound sterling denominated capital lease of $62.2 million is owed by foreign subsidiaries whose functional currency is the U.S. dollar. Fluctuations in the British pound sterling to U.S. dollar exchange rate resulted in losses that were recognized through results of operations. In 2009, Dole recognized $6.3 million in foreign currency exchange losses related to the British pound sterling denominated capital lease. Dole currently estimates that the weakening of the value of the U.S. dollar against the British pound sterling by 10% as it relates to the capital lease obligation would lower operating income by approximately $6 million.

Some of Dole’s divisions operate in functional currencies other than the U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity. Such translation resulted in unrealized gains of $11 million in 2009. Dole has historically not attempted to hedge this equity risk.

The ultimate impact of future changes to these and other foreign currency exchange rates on 2010 revenues, operating income, net income, equity and comprehensive income is not determinable at this time.

As part of its risk management strategy, Dole uses derivative instruments to hedge certain foreign currency exchange rate exposures. Dole’s objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings. Dole uses foreign currency exchange forward contracts and participating forward contracts to reduce its risk related to anticipated dollar equivalent foreign currency cash flows, specifically forecasted revenue transactions and forecasted operating expenses. Participating forwards are the combination of a put and call option, structured such that there is no premium payment, there is a guaranteed strike price, and Dole can benefit from positive foreign currency exchange movements on a portion of the notional amount.

At January 2, 2010, Dole’s foreign currency hedge portfolio was as follows:

	Gross Notional Value
	Participating			Fair Market Value	Average Strike
	Forwards	Forwards	Total	Assets (Liabilities)	Price
	(In thousands)

Foreign Currency Hedges(buy/sell):
U.S. dollar/Japanese yen	$95,496	$104,019	$199,515	$(111)	JPY 94.95
U.S. dollar/Euro	80,157	81,950	162,107	2,738	EUR 1.44
U.S. dollar/Canadian dollar	24,400	—	24,400	(136)	CAD 1.09

Total	$200,053	$185,969	$386,022	$2,491

For the year ended January 2, 2010, net unrealized gains on Dole’s foreign currency hedge portfolio totaled $8.6 million.

Dole also recorded net realized foreign currency hedging losses of $1.9 million as a component of cost of products sold in the consolidated statement of operations for the year ended January 2, 2010.

Commodity Sales Price Risk:  Commodity pricing exposures include the potential impacts of weather phenomena and their effect on industry volumes, prices, product quality and costs. Dole manages its exposure to commodity price risk primarily through its regular operating activities, however, significant commodity price fluctuations, particularly for bananas, pineapples and fresh-packed vegetables could have a material impact on Dole’s results of operations.

Commodity Purchase Price Risk:  Dole uses a number of commodities in its operations including tinplate in its canned products, plastic resins in its fruit bowls, containerboard in its packaging containers and bunker fuel for its vessels. Dole is most exposed to market fluctuations in prices of containerboard and fuel. Dole currently estimates that a 10% increase in the price of containerboard would lower operating income by approximately $10 million and a 10% increase in the price of bunker fuel would lower operating income by approximately $14 million.

Dole enters into bunker fuel hedges to reduce its risk related to price fluctuations on anticipated bunker fuel purchases. At January 2, 2010, bunker fuel hedges had an aggregate outstanding notional amount of 20,000 metric tons. The fair value of the bunker fuel hedges at January 2, 2010 was a receivable of $0.5 million. For the year ended January 2, 2010, Dole recorded unrealized gains of $4.1 million and realized gains of $0.3 million.

Counterparty Risk:  The counterparties to Dole’s derivative instruments contracts consist of a number of major international financial institutions. Dole has established counterparty guidelines and regularly monitors its positions and the financial strength of these institutions. While counterparties to hedging contracts expose Dole to credit-related losses in the event of a counterparty’s non-performance, the risk would be limited to the unrealized gains on such affected contracts. Dole does not anticipate any such losses.

Item 8.	Financial Statements and Supplementary Data

I.	Index to Consolidated Financial Statements of Dole Food Company, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Dole Food Company, Inc.

We have audited the accompanying consolidated balance sheets of Dole Food Company, Inc. and subsidiaries (the “Company”) as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended January 2, 2010, January 3, 2009, and December 29, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 2, 2010 and January 3, 2009, and the results of its operations and its cash flows for the years ended January 2, 2010, January 3, 2009, and December 29, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 2, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Los Angeles, California
March 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Dole Food Company, Inc.

We have audited the internal control over financial reporting of Dole Food Company, Inc. and subsidiaries (the “Company”) as of January 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended January 2, 2010 of the Company and our report dated March 25, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  Deloitte & Touche LLP

Los Angeles, California
March 25, 2010

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended January 2, 2010, January 3, 2009 and December 29, 2007

	2009	2008	2007
	(In thousands, except per share data)

Revenues, net	$6,778,521	$7,619,952	$6,820,812
Cost of products sold	(6,008,803)	(6,862,892)	(6,189,938)

Gross margin	769,718	757,060	630,874
Selling, marketing and general and administrative expenses	(479,229)	(509,418)	(481,590)
Gain on asset sales (Note 8)	61,257	26,976	—

Operating income	351,746	274,618	149,284
Other income (expense), net	(24,727)	(14,066)	1,848
Debt retirement costs in connection with initial public offering (Note 11)	(30,551)	—	—
Interest income	6,917	6,455	7,525
Interest expense	(205,715)	(174,485)	(194,851)

Income (loss) from continuing operations before income taxes and equity earnings	97,670	92,522	(36,194)
Income taxes	(22,684)	48,015	(4,054)
Earnings from equity method investments	10,100	6,388	1,696

Income (loss) from continuing operations, net of income taxes	85,086	146,925	(38,552)
Income (loss) from discontinued operations, net of income taxes	1,639	(27,391)	(15,719)
Gain on disposal of discontinued operations, net of income taxes	1,308	3,315	—

Net income (loss)	88,033	122,849	(54,271)
Less: Net income attributable to noncontrolling interests	(3,948)	(1,844)	(3,235)

Net income (loss) attributable to Dole Food Company, Inc.	$84,085	$121,005	$(57,506)

Earnings per share — Basic and Diluted (Note 21):
Income (loss) from continuing operations — Basic	$1.45	$2.84	$(0.75)
Net income (loss) attributable to Dole Food Company, Inc. — Basic	$1.43	$2.34	$(1.11)
Income (loss) from continuing operations — Diluted	$1.45	$2.84	$(0.75)
Net income (loss) attributable to Dole Food Company, Inc. — Diluted	$1.43	$2.34	$(1.11)

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
As of January 2, 2010 and January 3, 2009

	2009	2008
	(In thousands,
	except per share data)

ASSETS
Cash and cash equivalents	$119,670	$90,829
Receivables, net of allowances of $51,380 and $41,357, respectively	726,157	807,235
Inventories	718,191	796,407
Prepaid expenses	68,665	69,347
Deferred income tax assets	8,496	21,273
Assets held-for-sale (Note 8)	96,020	202,876

Total current assets	1,737,199	1,987,967
Restricted deposits (Note 16)	23,290	—
Investments	85,004	73,085
Property, plant and equipment, net of accumulated depreciation of $1,069,299 and $1,027,345, respectively	962,247	1,050,331
Goodwill	407,247	406,540
Intangible assets, net	705,853	708,458
Other assets, net	186,183	138,238

Total assets	$4,107,023	$4,364,619

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$474,399	$510,773
Liabilities held-for-sale (Note 8)	—	50,465
Accrued liabilities	440,840	490,145
Current portion of long-term debt, net	8,017	356,748
Notes payable	37,308	48,789

Total current liabilities	960,564	1,456,920
Long-term debt, net	1,552,680	1,798,556
Deferred income tax liabilities	204,567	254,205
Other long-term liabilities	523,233	421,779
Commitments and contingencies (Notes 15 and 18)
Shareholders’ equity
Preferred stock — $0.001 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock — $0.001 par value; 300,000 shares authorized, 88,233 and 51,710 shares issued and outstanding as of January 2, 2010 and January 3, 2009	88	51
Additional paid-in capital	768,973	409,630
Retained earnings	105,207	36,122
Accumulated other comprehensive loss	(35,293)	(42,903)

Equity attributable to Dole Food Company Inc.	838,975	402,900
Equity attributable to noncontrolling interests	27,004	30,259

Total shareholders’ equity	865,979	433,159

Total liabilities and shareholders’ equity	$4,107,023	$4,364,619

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended January 2, 2010, January 3, 2009 and December 29, 2007

	2009	2008	2007
	(In thousands)

Operating Activities
Net income (loss)	$88,033	$122,849	$(54,271)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	119,572	138,828	155,605
Net unrealized losses on financial instruments	17,030	25,086	31,473
Share based compensation expense	925	—	—
Asset write-offs and net (gain) loss on sale of assets	(64,984)	(50,751)	6,826
Impairment of discontinued operations	—	17,000	—
Noncontrolling interests in discontinued operations and gain on disposal of discontinued operations, net of income taxes	—	12,760	400
Earnings from equity method investments	(10,100)	(6,388)	(1,696)
Amortization of debt issuance costs and discounts	8,626	4,085	4,106
Debt retirement costs in connection with initial public offering	30,551	—	—
Write-off of debt issuance costs	5,601	—	—
Provision for deferred income taxes	1,391	(43,120)	(35,932)
Unrecognized tax benefits on federal income tax audit settlement (Note 6)	—	(60,906)	—
Pension and other postretirement benefit plan expense	14,321	21,656	19,539
Gain on settlement of Hurricane Katrina	—	—	(5,200)
Other	(468)	(128)	505
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables	41,153	(37,073)	(68,794)
Inventories	42,373	(59,243)	(96,992)
Prepaid expenses and other assets	(34,275)	(10,943)	(9,178)
Income taxes	(253)	27,641	13,573
Accounts payable	(7,781)	30,487	86,447
Accrued liabilities	39,994	(45,856)	25,660
Other long-term liabilities	(8,757)	(41,421)	(25,749)

Cash flow provided by operating activities	282,952	44,563	46,322
Investing Activities
Proceeds from sales of assets and businesses, net of cash disposed	159,564	226,483	41,718
Hurricane Katrina insurance proceeds	—	—	5,200
Capital expenditures	(51,212)	(85,096)	(106,821)
Restricted deposits	(23,290)	—	—
Other	(657)	(245)	(1,480)

Cash flow provided by (used in) investing activities	84,405	141,142	(61,383)
Financing Activities
Short-term debt borrowings	37,918	94,943	119,389
Short-term debt repayments	(33,621)	(132,266)	(91,176)
Long-term debt borrowings	1,294,712	1,348,050	1,167,530
Long-term debt repayments	(1,906,583)	(1,482,800)	(1,169,213)
Payment of debt issuance costs	(25,409)	—	—
Long-term debt repayment costs in connection with initial public offering	(18,028)	—	—
Proceeds from initial public offering, net	416,698	—	—
Repayment of assumed Hotel and Wellness Center debt	(85,000)	—	—
Dividends paid to parent	(15,000)	—	—
Dividends paid to noncontrolling interests	(6,382)	(13,447)	(10,485)

Cash flow (used in) provided by financing activities	(340,695)	(185,520)	16,045

Effect of foreign currency exchange rate changes on cash	2,179	(6,417)	3,663

Increase (decrease) in cash and cash equivalents	28,841	(6,232)	4,647
Cash and cash equivalents at beginning of period	90,829	97,061	92,414

Cash and cash equivalents at end of period	$119,670	$90,829	$97,061

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued
For the Years Ended January 2, 2010, January 3, 2009 and December 29, 2007

Supplemental cash flow information

At January 2, 2010, January 3, 2009 and December 29, 2007, accounts payable included approximately $6.1 million, $6.7 million and $17.8 million, respectively, for capital expenditures. Of the $6.7 million of capital expenditures included in accounts payable at January 3, 2009, approximately $6.5 million had been paid during fiscal 2009. Of the $17.8 million of capital expenditures included in accounts payable at December 29, 2007, approximately $16.7 million had been paid during fiscal 2008. Approximately $17.4 million of the capital expenditures included in accounts payable at December 30, 2006 was paid during fiscal 2007.

Income tax payments, net of refunds, for the years ended January 2, 2010 January 3, 2009 and December 29, 2007 were $20.9 million, $15.5 million and $23.7 million, respectively.

Interest payments on borrowings totaled $184.7 million, $175.5 million and $189.5 million during the years ended January 2, 2010, January 3, 2009, December 29, 2007, respectively.

During the year ended January 3, 2009, Dole recorded $77.8 million of tax related adjustments that resulted from changes to unrecognized tax benefits that existed at the time of the going-private merger transaction. This tax-related adjustment resulted in a decrease to goodwill and a decrease to the liability for unrecognized tax benefits.

In addition to proceeds from asset sale of $159.5 million during the year ended January 2, 2010, $25.9 million of long-term debt was assumed by the buyer of the fresh-cut flowers subsidiaries, therefore providing a total benefit to Dole of $185.4 million from asset sales. During the fourth quarter of 2008, the fresh-cut flowers subsidiaries borrowed $25.9 million and Dole’s cash balance at January 3, 2009 reflected the cash proceeds from this transaction. The debt ceased to be an obligation of Dole upon the closing of the first phase of the Flowers transaction during the first quarter of 2009.

During May 2009, Dole acquired all of the assets of Distrifruit, a fresh fruit distributor located in Romania, in a non-cash exchange for approximately $10 million of trade receivables due from the seller. Refer to Note 10 — Goodwill and Intangible Assets for further information.

During the fourth quarter of 2009, $85 million of DHM Holding Company, Inc. debt was assumed by Dole and concurrent with the initial public offering transaction, paid down with initial public offering net proceeds.

As of Janaury 2, 2010, Dole had approximately $1.7 million of unpaid transaction costs related to its October 2009 initial public offering. Net proceeds from the initial public offering including accrued transaction costs were $415 million.

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended January 2, 2010, January 3, 2009 and December 29, 2007

					Accumulated Other
					Comprehensive Income (Loss)			Equity
	Common		Additional	Retained	Pension & Other	Cumulative	Unrealized	Attributable to	Total
	Shares	Common	Paid-In	Earnings	Postretirement	Translation	Gains (Losses)	Noncontrolling	Shareholders	Comprehensive
	Outstanding	Stock	Capital	(Deficit)	Benefits	Adjustment	on Hedges	Interests	Equity	Income (Loss)
						(In thousands)

Balance at December 30, 2006	51,710	$51	$408,981	$(53,812)	$(30,780)	$20,990	$(4,347)	$25,333	$366,416
Net income (loss)	—	—	—	(57,506)	—	—	—	3,235	(54,271)	$(54,271)
Noncontrolling interests in discontinued operations	—	—	—	—	—	—	—	400	400	—
Dividends paid	—	—	—	—	—	—	—	(10,485)	(10,485)	—
Unrealized foreign currency translation and hedging gains (losses)	—	—	—	—	—	21,271	(1,362)	57	19,966	19,966
Reclassification of realized gains to net loss	—	—	—	—	—	—	(9,816)	—	(9,816)	(9,816)
Change in employee benefit plans, net of income taxes	—	—	—	—	4,028	—	—	—	4,028	4,028
Cumulative effect of adoption of new accounting guidance for uncertain tax positions	—	—	—	26,435	—	—	—	—	26,435	—
Gain on sale of land to affiliate, net of income taxes	—	—	875	—	—	—	—	11,338	12,213	—

Balance at December 29, 2007	51,710	$51	$409,856	$(84,883)	$(26,752)	$42,261	$(15,525)	$29,878	$354,886	$(40,093)

Net income	—	—	—	121,005	—	—	—	1,844	122,849	$122,849
Business dispositions	—	—	—	—	(1,628)	2,378	—	—	750	750
Noncontrolling interests in discontinued operations	—	—	—	—	—	—	—	481	481	—
Noncontrolling interests gain on sale of discontinued operations	—	—	—	—	—	—	—	12,279	12,279	—
Dividends paid	—	—	—	—	—	—	—	(14,108)	(14,108)	—
Unrealized foreign currency translation and hedging losses	—	—	—	—	—	(17,452)	(18,877)	(19)	(36,348)	(36,348)
Reclassification of realized losses to net income	—	—	—	—	—	—	5,272	—	5,272	5,272
Change in employee benefits plans, net of income taxes	—	—	—	—	(12,580)	—	—	—	(12,580)	(12,580)
Loss on sale of land to affiliate, net of income taxes	—	—	(226)	—	—	—	—	(96)	(322)	—

Balance at January 3, 2009	51,710	$51	$409,630	$36,122	$(40,960)	$27,187	$(29,130)	$30,259	$433,159	$79,943

Net income	—	—	—	84,085	—	—	—	3,948	88,033	$88,033
Initial public offering	35,715	36	415,084	—	—	—	—	—	415,120	—
Deemed assumption of Hotel and Wellness Center debt	—	—	(85,000)	—	—	—	—	—	(85,000)	—
Transfer of land (and taxes related to the transfer) to affiliate entity	—	—	(5,956)	—	—	—	—	—	(5,956)	—
Contribution of net deferred tax assets from DHM Holding Company, Inc.	—	—	33,794	—	—	—	—	—	33,794	—
Issuance of restricted stock	808	1	(1)	—	—	—	—	—	—	—
Share based compensation	—	—	925	—	—	—	—	—	925	—
Change in noncontrolling interests	—	—	—	—	—	—	—	(340)	(340)	—
Dividends paid	—	—	—	(15,000)	—	—	—	(6,382)	(21,382)	—
Unrealized foreign currency translation and hedging losses	—	—	—	—	—	11,039	(3,593)	16	7,462	7,462
Reclassification of realized losses to net income	—	—	—	—	—	—	11,597	—	11,597	11,597
Change in employee benefit plans, net of income taxes	—	—	—	—	(11,433)	—	—	—	(11,433)	(11,433)
Contribution received from noncontrolling interest	—	—	497	—	—	—	—	(497)	—	—

Balance at January 2, 2010	88,233	$88	$768,973	$105,207	$(52,393)	$38,226	$(21,126)	$27,004	$865,979	$95,659

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS

Note 1 —	Nature of Operations

Dole Food Company, Inc. was incorporated under the laws of Hawaii in 1894 and was reincorporated under the laws of Delaware in July 2001.

Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) are engaged in the worldwide sourcing, processing, distributing and marketing of high quality, branded food products, including fresh fruit and vegetables, as well as packaged foods.

Operations are conducted throughout North America, Latin America, Europe (including eastern European countries), Asia (primarily in China, Japan, Korea, the Philippines and Thailand), the Middle East and Africa (primarily in South Africa). As a result of its global operating and financing activities, Dole is exposed to certain risks including changes in commodity pricing, fluctuations in interest rates, fluctuations in foreign currency exchange rates, as well as other environmental and business risks in both sourcing and selling locations.

Dole’s principal products are produced on both Company-owned and leased land and are also acquired through associated producer and independent grower arrangements. Dole’s products are primarily packed and processed by Dole and sold to wholesale, retail and institutional customers and other food product companies.

In March 2003, Dole completed a going-private merger transaction (“going-private merger transaction”). The privatization resulted from the acquisition by David H. Murdock, Dole’s Chairman, of the approximately 76% of Dole that he and his affiliates did not already own. As a result of the transaction, Dole became wholly-owned by Mr. Murdock through DHM Holding Company, Inc (“Holdings”).

In October 2009, Dole completed a $446 million initial public offering (“IPO”) of its common stock and received net proceeds of $415 million. Subsequent to the IPO, Mr. Murdock and his affiliates beneficially own approximately 58.6% of Dole’s outstanding common shares (refer to Note 3 for more information).

Note 2 —	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Consolidation:  Dole’s consolidated financial statements include the accounts of Dole Food Company, Inc. and its controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Annual Closing Date:  Dole’s fiscal year ends on the Saturday closest to December 31. The fiscal years 2009, 2008 and 2007 ended on January 2, 2010, January 3, 2009 and December 29, 2007, respectively. Dole operates under a 52/53 week year. Fiscal 2008 was a 53-week year. Fiscal 2009 and 2007 were both 52-week years. The impact of the additional week in fiscal 2008 was not material to Dole’s consolidated statement of operations or consolidated statement of cash flows.

Revenue Recognition:  Revenue is recognized at the point title and risk of loss is transferred to the customer, collection is reasonably assured, persuasive evidence of an arrangement exists and the price is fixed or determinable.

Sales Incentives:  Dole offers sales incentives and promotions to its customers (resellers) and to its consumers. These incentives include consumer coupons and promotional discounts, volume rebates and product placement fees. Dole follows the requirements of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) Topic 605, “Revenue Recognition” (“ASC 605”). Consideration given to customers and consumers related to sales incentives is recorded as a reduction of revenues, rather than as a cost or expense. Estimated sales discounts are recorded in the period in which the related sale is recognized. Volume rebates are recognized as earned by the customer, based upon the contractual terms of the arrangement with the customer and, where applicable, Dole’s estimate of sales volume over the term of the arrangement. Adjustments to estimates are made periodically as new information becomes available and actual sales volumes become known. Adjustments to these estimates have historically not been significant to Dole.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Agricultural Costs:  Recurring agricultural costs include costs relating to irrigation, fertilizing, disease and insect control and other ongoing crop and land maintenance activities. Recurring agricultural costs are charged to operations as incurred or are recognized when the crops are harvested and sold, depending on the product. Non- recurring agricultural costs, primarily comprising soil and farm improvements and other long-term crop growing costs that benefit multiple harvests, are deferred and amortized over the estimated production period, currently from two to seven years.

Shipping and Handling Costs:  Amounts billed to third-party customers for shipping and handling are included as a component of revenues. Shipping and handling costs incurred are included as a component of cost of products sold and represent costs incurred by Dole to ship product from the sourcing locations to the end consumer markets.

Marketing and Advertising Costs:  Marketing and advertising costs, which include media, production and other promotional costs, are generally expensed in the period in which the marketing or advertising first takes place. In limited circumstances, Dole capitalizes payments related to the right to stock products in customer outlets or to provide funding for various merchandising programs over a specified contractual period. In such cases, Dole amortizes the costs over the life of the underlying contract. The amortization of these costs, as well as the cost of certain other marketing and advertising arrangements with customers, are classified as a reduction in revenues. Advertising and marketing costs, included in selling, marketing and general and administrative expenses, amounted to $92.1 million, $72.9 million and $77.1 million during the years ended January 2, 2010, January 3, 2009 and December 29, 2007.

Research and Development Costs:  Research and development costs are expensed as incurred. Research and development costs were not material for the years ended January 2, 2010, January 3, 2009 and December 29, 2007.

Income Taxes:  Dole accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred income tax assets for which it is deemed more likely than not that future taxable income will not be sufficient to realize the related income tax benefits from these assets. Dole establishes additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain positions that do not meet the minimum probability threshold, as defined by FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In addition, once the recognition threshold for the tax position is met, only the portion of the tax benefit that is greater than 50 percent likely to be realized upon settlement with a taxing authority is recorded. The impact of provisions for uncertain tax positions, as well as the related net interest and penalties, are included in “income taxes” in the consolidated statements of operations. Income taxes, which would be due upon the repatriation of foreign subsidiary earnings, have not been provided where the undistributed earnings are considered indefinitely invested.

Cash and Cash Equivalents:  Cash and cash equivalents consist of cash on hand and highly liquid investments, primarily money market funds and time deposits, with original maturities of three months or less.

Grower Advances:  Dole makes advances to third-party growers primarily in Latin America and Asia for various farming needs. Some of these advances are secured with property or other collateral owned by the growers. Dole monitors these receivables on a regular basis and records an allowance for these grower receivables based on estimates of the growers’ ability to repay advances and the fair value of the collateral. Grower advances are stated at the gross advance amount less allowances for potentially uncollectible balances.

Inventories:  Inventories are valued at the lower of cost or market. Costs related to certain packaged foods products are determined using the average cost basis. Costs related to other inventory categories, including fresh

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

fruit and vegetables are determined on the first-in, first-out basis. Specific identification and average cost methods are also used primarily for certain packing materials and operating supplies. Crop growing costs primarily represent the costs associated with growing bananas, pineapples and vegetables on company-owned farms and for third-party farms, represent advances made to the grower for crops in process.

Investments:  Investments in affiliates and joint ventures with ownership of 20% to 50% are recorded on the equity method, provided Dole has the ability to exercise significant influence. All other non-consolidated investments are accounted for using the cost method. At January 2, 2010, January 3, 2009 and December 29, 2007, substantially all of Dole’s investments have been accounted for under the equity method.

Property, Plant and Equipment:  Property, plant and equipment is stated at cost plus the fair value of asset retirement obligations, if any, less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of these assets. Dole reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of recoverability is required, the estimated undiscounted future cash flows directly associated with the asset are compared to the asset’s carrying amount. If this comparison indicates that there is an impairment, the amount of the impairment is calculated by comparing the carrying value to discounted expected future cash flows or comparable market values, depending on the nature of the asset. All long-lived assets, for which management has committed itself to a plan of disposal by sale, are reported at the lower of carrying amount or fair value less cost to sell. Long-lived assets to be disposed of other than by sale are classified as held and used until the date of disposal. Routine maintenance and repairs are charged to expense as incurred.

Goodwill and Intangibles:  Goodwill represents the excess cost of a business acquisition over the fair value of the identifiable net assets acquired. Goodwill and indefinite-lived intangible assets are reviewed for impairment annually, or more frequently if certain impairment indicators arise. Goodwill is allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. Fair values for goodwill and indefinite-lived intangible assets are determined based on discounted cash flows, market multiples or appraised values, as appropriate.

Dole’s indefinite-lived intangible asset, consisting of the DOLE brand, is considered to have an indefinite life because it is expected to generate cash flows indefinitely and as such is not amortized. Dole’s intangible assets with a definite life consist primarily of customer relationships. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful life. The weighted average useful life of Dole’s customer relationships is 11 years.

Concentration of Credit Risk:  Financial instruments that potentially subject Dole to a concentration of credit risk principally consist of cash equivalents, derivative contracts, grower advances and trade receivables. Dole maintains its temporary cash investments with high quality financial institutions, which are invested primarily in short-term U.S. government instruments and certificates of deposit. The counterparties to Dole’s derivative contracts are major financial institutions. Grower advances are principally with farming enterprises located throughout Latin America and Asia and are secured by the underlying crop harvests. Credit risk related to trade receivables is mitigated due to the large number of customers dispersed worldwide. To reduce credit risk, Dole performs periodic credit evaluations of its customers but does not generally require advance payments or collateral. Additionally, Dole maintains allowances for credit losses. No individual customer accounted for greater than 10% of Dole’s revenues during the years ended January 2, 2010, January 3, 2009 and December 29, 2007. No individual customer accounted for greater than 10% of accounts receivable as of January 2, 2010, January 3, 2009 or December 29, 2007.

Fair Value of Financial Instruments:  Dole’s financial instruments primarily comprise short-term trade and grower receivables, trade payables, notes receivable and notes payable, as well as long-term grower receivables, capital lease obligations, term loans, a revolving loan, and notes and debentures. For short-term instruments, the carrying amount approximates fair value because of the short maturity of these instruments. For the long-term

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

financial instruments, excluding Dole’s secured and unsecured notes and debentures, and term loans, the carrying amount approximates fair value since they bear interest at variable rates or fixed rates which approximate market.

Dole also holds derivative instruments to hedge against foreign currency exchange, fuel pricing and interest rate movements. Dole’s derivative financial instruments are recorded at fair value. Dole estimates the fair values of its derivatives based on quoted market prices or pricing models using current market rates less any credit valuation adjustments (refer to Notes 16 and 17 for additional information).

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

Leases:  Dole leases fixed assets for use in operations where leasing offers advantages of operating flexibility and is less expensive than alternative types of funding. Dole also leases land in countries where land ownership by foreign entities is restricted. Dole’s leases are evaluated at inception or at any subsequent modification and, depending on the lease terms, are classified as either capital leases or operating leases, as appropriate under FASB ASC Topic 840, “Leases” (“ASC 840”). For operating leases that contain rent escalations, rent holidays or rent concessions, rent expense is recognized on a straight-line basis over the life of the lease. The majority of Dole’s leases are classified as operating leases. Dole’s principal operating leases are for land and machinery and equipment. Dole’s capitalized leases primarily consist of two vessel leases. Dole’s decision to exercise renewal options is primarily dependent on the level of business conducted at the location and the profitability thereof. Dole’s leasehold improvements were not significant at January 2, 2010 or January 3, 2009.

Share Based Compensation:  Dole accounts for share based payments in accordance to FASB ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”), which requires that share based payments be recognized in the consolidated statements of operations based on their fair value and the estimated number of shares Dole ultimately expects to vest. The estimated forfeiture rate is based on historical attrition data. Dole uses the Black-Scholes-Merten option pricing model to estimate the fair value of stock options grants. The option pricing model requires input of assumptions regarding expected term, expected volatility, dividend yield, and risk free rate. Expected term of the option grants is estimated using the simplified method permissible under SEC Staff Accounting Bulletin No. 107. Expected volatility of the option grants is estimated using annualized historical volatility of Dole’s significant competitors. Risk free rate is estimated using the implied yield available on U.S. Treasury securities with a maturity equivalent to the stock options’ expected term. Share based compensation is expensed on a straight-line basis over the service period of the awards (refer to Note 22 for further information).

Guarantees:  Dole makes guarantees as part of its normal business activities. These guarantees include guarantees of the indebtedness of some of its key fruit suppliers and other entities integral to Dole’s operations. Dole also issues bank guarantees as required by certain regulatory authorities, suppliers and other operating agreements as well as to support the borrowings, leases and other obligations of its subsidiaries. The majority of Dole’s guarantees relate to guarantees of subsidiary obligations and are excluded from the initial measurement and recognition provisions of FASB ASC Topic 460, “Guarantees” (“ASC 460”).

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Estimates and assumptions include, but are not limited to, the areas of customer and grower receivables, inventories, impairment of assets, useful lives of property, plant and equipment, intangible assets, marketing programs, share based compensation,

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

income taxes, self-insurance reserves, retirement benefits, financial instruments and commitments and contingencies. Actual results could differ from these estimates.

Recently Adopted Accounting Pronouncements

Accounting Standards Codification — On July 1, 2009, the FASB Accounting Standards Codification became the single source of authoritative accounting principles generally accepted in the United States (“U.S. GAAP”) (other than rules and interpretive releases of the U.S. Securities and Exchange Commission). The Codification is topically based with topics organized by ASC number and updated with Accounting Standards Updates (“ASUs”). ASUs will replace accounting guidance that historically was issued as FASB Statements (“FAS”), FASB Interpretations (“FIN”), FASB Staff Positions (“FSP”), Emerging Issue Task Force (“EITF”) or other types of accounting standards. The Codification became effective for Dole during the third quarter of 2009 and disclosures within this Annual Report on Form 10-K reflect the change. Since the Codification did not alter existing U.S. GAAP, the adoption did not have any impact on Dole’s consolidated financial statements.

During May 2009 and February 2010, the FASB issued new accounting and disclosure guidance for recognized and non-recognized subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Dole adopted this guidance during its second fiscal quarter and it had no impact on Dole’s results of operations or financial position.

During December 2008, the FASB issued new disclosure guidance related to postretirement benefit plan assets. This guidance requires more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentration of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. It is effective for fiscal years ending after December 15, 2009. Dole adopted this guidance during its fourth fiscal quarter. The adoption had no impact on Dole’s results of operations or financial position.

During March 2008, the FASB issued new disclosure guidance related to derivative instruments and hedging activities. This guidance requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008. Dole adopted this guidance at the beginning of its first fiscal quarter of 2009. The adoption had no impact on Dole’s results of operations or financial position.

During December 2007, the FASB issued new accounting and disclosure guidance related to noncontrolling interests in subsidiaries. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Dole adopted the provisions of this guidance as of the beginning of its 2009 fiscal year. This guidance is to be applied prospectively as of the beginning of 2009 except for the presentation and disclosure requirements which are to be applied retrospectively. The consolidated financial statements contained in this Annual Report conform to the presentation required under this guidance. Other than the change in presentation of noncontrolling interests, the adoption had no impact on Dole’s results of operations or financial position.

During December 2007, the FASB issued new accounting and disclosure guidance related to business combinations. This guidance provides revised requirements for recognizing and measuring assets acquired and liabilities assumed in a business combination. This guidance will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009. As a result of the adoption, changes to valuation allowances and unrecognized tax benefits established in business combinations will be recognized in earnings.

Recently Issued Accounting Pronouncements

During June 2009, the FASB amended its guidance on accounting for variable interest entities (“VIE”), which changes the approach in determining the primary beneficiary of a VIE. Among other things, the new guidance

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise’s involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. This accounting guidance is effective for annual periods beginning after November 15, 2009, and will be applicable to Dole in the first quarter of fiscal 2010. Dole does not anticipate that the adoption of this guidance will have any impact on its consolidated financial statements.

Note 3 —	Initial Public Offering

On October 28, 2009, Dole completed a $446 million IPO of 35,715,000 common shares at $12.50 per share. On October 23, 2009, Dole’s common stock began trading on the New York Stock Exchange under the ticker symbol “DOLE.” Upon the October 28, 2009 closing of the IPO, Dole received net proceeds of $415 million, reflecting $31 million of underwriting discount and offering expenses. The net proceeds were used by Dole to pay down indebtedness, as discussed more fully below. Dole’s chairman, David H. Murdock, and his affiliates beneficially own 51,710,000 common shares, or approximately 58.6% of Dole’s outstanding common shares.

Restructuring

Immediately prior to the IPO closing, Dole completed certain restructuring transactions as a result of which (1) Dole’s former parent holding company, Holdings, was merged into Dole, (2) some shares of Dole held by an affiliate of Mr. Murdock were redeemed in exchange for (a) the 85% interest in Westlake Wellbeing Properties, LLC (which owns the Four Seasons Hotel Westlake Village) formerly owned by Holdings, together with the assumption by such affiliate of $30 million of a debt obligation of Holdings and (b) 1,361 acres of idle land in Honduras owned by a subsidiary of Dole, and (3) Dole paid the remaining $85 million of the Holdings debt obligation in order to eliminate a pre-existing cross-default and cross-acceleration risk under which a default by Holdings on such debt could have resulted in a cross-default and cross-acceleration under Dole’s credit facilities and bond indentures. In the merger, each share of Holdings common stock outstanding immediately prior to the merger was converted into 51,710 shares of Dole common stock, and each share of Dole common stock outstanding immediately prior to the merger, each of which was held by Holdings, was cancelled. As a result of the merger of Holdings into Dole, the federal net operating loss carryforwards of Holdings became available to Dole, subject to normal statutory expiration periods. Holdings’ federal net operating loss carryforwards were approximately $167 million as of January 2, 2010. The tax effect, net of valuation allowances, has been recorded as an equity contribution to Dole.

In connection with the IPO, Holdings was merged into Dole in a downstream merger (the “Merger Transaction”), which was accounted for as a common control downstream merger at carryover basis and retrospectively included for all periods.

Immediately upon the closing of the Merger Transaction, Dole’s newly acquired interest in Westlake Wellbeing Properties, LLC (“WWP”) was transferred to Castle & Cooke Westlake Holdings, LLC (“C&C”), an entity owned and controlled by David H. Murdock. The transfer of WWP to C&C has been accounted for as a change in reporting entity, and the historical results of operations of WWP have been retrospectively excluded from our historical financial statements for all periods presented. Further, as the debt of Holdings (the “Hotel Loan”) relates to the assets of WWP, such debt and interest expense thereon has also been excluded from all historical periods in connection with the change in reporting entity.

The reason for the change in reporting entity was to modify Dole’s organizational structure in which only entities with businesses compatible to Dole’s core business would remain within the Dole entity. Specifically, WWP is an owner of a hotel and wellbeing center, which does not have any overlap at all with Dole’s product offerings and business models, and such businesses have no similarities in sources of revenues or key expenditures.

Accordingly, Dole’s historical financial statements have been retrospectively revised for all prior periods presented (three years of income statements and two years of balance sheets) to include the historical results and

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

balances of Holdings, excluding those balances of WWP which have been transferred to C&C. Further, Dole’s retrospectively revised historical financial statements exclude the Hotel Loan, which totaled $115 million at the date of the Merger Transaction, $135 million at January 3, 2009, and $180 million at December 29, 2007, and the resulting interest expense thereon.

In connection with the Merger Transaction, $85 million of the Hotel Loan was assumed by Dole and, concurrent with the IPO, paid off with IPO net proceeds. As such, the $85 million of debt has been reflected as a deemed assumption of debt at the Merger Transaction date by reducing shareholders’ equity. The subsequent payment of such debt has been reflected as a financing cash outflow in the accompanying 2009 consolidated statement of cash flows.

Further, in connection with the Merger Transaction, our retrospectively revised historical financial statements now include net deferred income tax assets of approximately $58 million related to net operating loss carryforwards of Holdings incurred prior to the Merger Transaction, which were principally related to losses incurred at WWP. As the underlying operations of WWP are now being excluded from our historical consolidated financial statements, the recorded net deferred tax assets of approximately $33.8 million, net of valuation allowances, of Holdings have been recorded as an equity contribution to Dole from C&C in the fourth quarter of 2009 in connection with the Merger Transaction.

If the change in reporting entity discussed above had not been made, Dole’s retrospectively revised historical consolidated financial statements prior to the transfer of WWP to C&C would have included the results of WWP, which would have had the effect of lowering Dole’s net income and comprehensive income by $27.5 million, $25.4 million, and $31.6 million for the years ended January 2, 2010, January 3, 2009, and December 29, 2007. The 2009 net income and comprehensive income amount of $27.5 million was through the date of the Merger Transaction. Further, if WWP were to have been included in Dole’s consolidated financial statements after the Merger Transaction, it would have been reflected as a discontinued operation and therefore would have had no impact on income from continuing operations. Accordingly, basic and diluted earnings per share including the results of WWP would have been lower by $0.47, $0.49, and $0.61, for the years ended January 2, 2010, January 3, 2009, and December 29, 2007, respectively. As noted, however, Dole’s financial statements have never, do not now, and will not include the results of WWP because Dole only owned an interest in WWP for an instant, on October 28, 2009, during the closing of the IPO and related transactions.

Debt Reduction

Dole used the net proceeds from the IPO to repay $47 million of amounts outstanding under its revolving credit facility, as well as making the $85 million debt repayment discussed above, which, as noted, resulted in the elimination of Dole’s pre-existing cross-default and cross-acceleration risk related to the Holdings debt. In addition, in November 2009, Dole used the net proceeds from the IPO to redeem $122.5 million of the 13.875% Senior Secured Notes due 2014 (“2014 Notes”) and $130 million of the 8.875% Senior Notes due 2011 (“2011 Notes”).

In connection with a trust offering occurring at the same time as the IPO, an affiliate of Mr. Murdock entered into a purchase agreement with a newly established trust pursuant to which Mr. Murdock has the option to deliver cash or shares of Dole’s common stock on exchange of the trust’s securities beginning on November 1, 2012. A portion of the net proceeds from such transaction was used to repay indebtedness of an affiliate of Mr. Murdock that had subjected Dole to an additional cross-default and cross-acceleration risk. As a result of this transaction, and the transactions relating to the former Holdings debt, all of Dole’s pre-existing cross-default and cross-acceleration risks arising from any indebtedness of Mr. Murdock or his affiliates have been eliminated. These transactions do not affect the customary cross-default and cross-acceleration provisions between the different categories of Dole’s own debt (see Note 11 for further information).

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Stock Incentive Plan

In connection with the IPO, a stock incentive plan was approved by Dole’s Board of Directors and stockholder, in which 6 million shares of Dole common stock have been authorized for issuance. Additionally, Dole’s Board of Directors has approved the grant of: (1) 851,000 restricted shares of common stock and restricted stock units to certain employees and outside directors, effective upon closing of the IPO (of which 843,500 remained outstanding on March 15, 2010); and (2) 1,395,001 stock options to certain employees, effective upon the pricing of the IPO, at the exercise price of $12.50 which equals the fair value of the common stock on the date of grant (see Note 22 for more information).

Note 4 —	Other Income (Expense), Net

Included in other income (expense), net in Dole’s consolidated statements of operations for fiscal 2009, 2008 and 2007 are the following items:

	2009	2008	2007
	(In thousands)

Unrealized loss on the cross currency swap	$(21,051)	$(50,411)	$(10,741)
Realized gain on the cross currency swap	9,382	11,209	12,780
Unrealized loss on foreign denominated borrowings	(1,190)	(1,119)	—
Realized gains (loss) on foreign denominated borrowings	(436)	4,708	—
Foreign currency exchange gain (loss) on vessel obligation	(6,326)	21,300	(1,414)
Write-off of debt issuance costs	(5,601)	(652)	—
Other	495	899	1,223

Other income (expense), net	$(24,727)	$(14,066)	$1,848

Refer to Note 16 — Derivative Financial Instruments for further discussion regarding Dole’s cross currency swap.

Note 5 —	Discontinued Operations

During the second quarter of 2008, Dole approved and committed to a formal plan to divest its fresh-cut flowers operations (“Flowers transaction”). The first phase of the Flowers transaction was completed during the first quarter of 2009 (refer to Note 8 Assets Held-For-Sale). In addition, during the fourth quarter of 2007, Dole approved and committed to a formal plan to divest its citrus and pistachio operations (“Citrus”) located in central California. The operating results of Citrus were included in the fresh fruit operating segment. The sale of Citrus was completed during the third quarter of 2008. In evaluating the two businesses, Dole concluded that they met the definition of a discontinued operation, as defined in ASC Topic 205, “Presentation of Financial Statements” (“ASC 205”). Accordingly, the results of operations of these businesses have been reclassified for all periods presented.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The operating results of fresh-cut flowers and Citrus for fiscal 2009, 2008 and 2007 are reported in the following table:

	Fresh-Cut Flowers	Citrus	Total
	(In thousands)

2009
Revenues	$4,154	$—	$4,154

Income before income taxes	$1,160	$—	$1,160
Income taxes	479	—	479

Income from discontinued operations, net of income taxes	$1,639	$—	$1,639

Gain on disposal of discontinued operations, net of income taxes	$1,308	$—	$1,308

2008
Revenues	$106,919	$5,567	$112,486

Loss before income taxes	$(43,235)	$(1,408)	$(44,643)
Income taxes	16,936	316	17,252

Loss from discontinued operations, net of income taxes	$(26,299)	$(1,092)	$(27,391)

Gain on disposal of discontinued operations, net of income taxes of $4.3 million	$—	$3,315	$3,315

2007
Revenues	$110,153	$13,586	$123,739

Income (loss) before income taxes	$(19,146)	$733	$(18,413)
Income taxes	2,994	(300)	2,694

Income (loss) from discontinued operations, net of income taxes	$(16,152)	$433	$(15,719)

Included in the fresh-cut flowers loss before income taxes for fiscal 2008 was $17 million of impairment charges on the assets sold in the first phase of the Flowers transaction. Included in the fresh-cut flowers loss for fiscal 2007 was $1.1 million of charges related to restructuring costs and impairment charges associated with the write-off of certain long-lived assets, intangible assets and inventory.

Net income attributable to noncontrolling interests included in Citrus income (loss) from discontinued operations was $0.5 million and $0.4 million for fiscal years 2008 and 2007, respectively. Gain on disposal of discontinued operations, net of income taxes, for Citrus for fiscal 2008 included noncontrolling interest expense of $12.3 million.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 6 —	Income Taxes

Income tax expense (benefit) was as follows:

	2009	2008	2007
		(In thousands)

Current
Federal, state and local	$308	$835	$735
Foreign	24,684	22,753	15,399

	24,992	23,588	16,134

Deferred
Federal, state and local	(2,151)	(16,218)	(29,122)
Foreign	4,037	(3,723)	(3,573)

	1,886	(19,941)	(32,695)

Non-current tax (benefit) expense	(4,194)	(51,662)	20,615

	$22,684	$(48,015)	$4,054

Pretax earnings attributable to foreign operations including earnings from discontinued operations, equity method investments and noncontrolling interests were $208.0 million, $185.5 million and $53.9 million for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively. In addition to previously taxed income, Dole repatriated approximately $60 million of current year foreign earnings during fiscal 2009. Dole has not provided for U.S. federal income and foreign withholding taxes on approximately $2.4 billion of the excess of the amount for financial reporting over the tax basis of investments that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is currently not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

Dole’s reported income tax expense (benefit) on continuing operations differed from the expense calculated using the U.S. federal statutory tax rate for the following reasons:

	2009	2008	2007
		(In thousands)

Expense (benefit) computed at U.S. federal statutory income tax rate of 35%	$34,185	$32,383	$(12,668)
Foreign income taxed at different rates	(16,569)	(40,236)	8,963
State and local income tax, net of federal income taxes	(6,626)	(8,467)	(3,948)
Valuation allowances	12,708	9,787	11,071
U.S. Appeals Settlement and other changes in liabilities for uncertain tax positions	(4,036)	(36,993)	—
Non-deductible goodwill, permanent items and other	3,022	(4,489)	636

Income tax expense (benefit)	$22,684	$(48,015)	$4,054

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Deferred tax assets (liabilities) comprised the following:

	January 2,	January 3,
	2010	2009
	(In thousands)

Intangibles	$(295,797)	$(295,362)
Property, plant and equipment	(127,054)	(134,819)
Investment and other asset basis differences	14,261	34,534
Postretirement benefits	80,390	59,132
Operating accruals	51,458	71,698
Tax credit carryforwards	22,404	21,753
Net operating loss and other carryforwards	176,361	106,383
Valuation allowances	(172,785)	(144,083)
Other, net	54,691	47,832

	$(196,071)	$(232,932)

Dole has gross federal, state and foreign net operating loss carryforwards of $264.2 million, $970.8 million and $141.7 million, respectively, at January 2, 2010. Dole has recorded deferred tax assets of $93.8 million for federal net operating loss and other carryforwards, which, if unused, will expire between 2023 and 2029. Dole has recorded deferred tax assets of $44.5 million for state operating loss carryforwards with varying expiration rules, which, if unused, approximately $5.8 million will expire in 2010. Dole has recorded deferred tax assets of $1.5 million for state capital loss carryforwards primarily relating to the sale of its fresh-cut flowers operations, which if unused expires in 2014. Dole has recorded deferred tax assets of $36.5 million for foreign net operating loss carryforwards which are subject to varying expiration rules. Tax credit carryforwards of $22.4 million include foreign tax credit carryforwards of $18.4 million which will expire in 2011, U.S. general business credit carryforwards of $0.4 million which expire between 2023 and 2028, and state tax credit carryforwards of $3.6 million which can be carried forward indefinitely. Dole has recorded a U.S. deferred tax asset of $44.7 million for disallowed interest expense which, although subject to certain limitations, can be carried forward indefinitely.

A valuation allowance has been established to offset foreign tax credit carryforwards, a portion of the federal net operating loss carryforwards, state net operating loss carryforwards, state capital loss carryforwards and certain other state deferred tax assets, certain foreign net operating loss carryforwards and certain other deferred tax assets in foreign jurisdictions. Dole has deemed it more likely than not that future taxable income in the relevant taxing jurisdictions will be insufficient to realize all of the related income tax benefits for these assets.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Total deferred tax assets and deferred tax liabilities were as follows:

	January 2,	January 3,
	2010	2009
	(In thousands)

Deferred tax assets	$581,884	$489,343
Deferred tax asset valuation allowance	(170,162)	(144,083)

	411,722	345,260
Deferred tax liabilities	(607,793)	(578,192)

Net deferred tax liabilities	$(196,071)	$(232,932)

Current deferred tax assets consist of:
Deferred tax assets, net of valuation allowance	$46,655	$54,508
Deferred tax liabilities	(38,159)	(33,235)

Net current deferred tax assets	8,496	21,273
Non-current deferred tax liabilities consist of:
Deferred tax assets, net of valuation allowance	365,066	290,752
Deferred tax liabilities	(569,633)	(544,957)

Net non-current deferred tax liabilities	(204,567)	(254,205)

Net deferred tax liabilities	$(196,071)	$(232,932)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	January 2,	January 3,	December 29,
	2010	2009	2007
	(In thousands)

Unrecognized tax benefits — opening balance	$115,868	$204,421	$200,641
Gross increases — tax positions in prior period	15,444	14,361	10,837
Gross decreases — tax positions in prior period	(22,721)	(346)	(13,448)
Gross increases — tax positions in current period	3,866	4,654	8,284
Settlements*	(278)	(105,139)	(1,793)
Lapse of statute of limitations	(2,871)	(2,083)	(100)

Unrecognized tax benefits — ending balance	$109,308	$115,868	$204,421

*	2008 activity includes $110 million reduction in gross unrecognized tax benefits due to the settlement of the federal income tax audit for the years 1995 to 2001 less a cash refund received of $6 million on this settlement plus various state and foreign audit settlements totaling approximately $1 million.

The total for unrecognized tax benefits, including interest and penalties, was $138 million and $143 million at January 2, 2010 and January 3, 2009, respectively. If recognized, approximately $126.5 million, net of federal and state tax benefits, would be recorded as a component of income tax expense and accordingly impact the effective tax rate.

Dole recognizes accrued interest and penalties related to its unrecognized tax benefits as a component of income taxes in the accompanying consolidated statements of operations. Accrued interest and penalties before tax benefits were $28.3 million and $26.9 million at January 2, 2010 and January 3, 2009, respectively, and are included as a component of other long-term liabilities in the consolidated balance sheets. Interest and penalties recorded in Dole’s consolidated statements of operations for 2009, 2008 and 2007 were $1.7 million, ($32.2) million, including the impact of the settlement, and $17.2 million, respectively.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

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

Internal Revenue Service Audit:  On August 27, 2009, the IRS completed its examination of Dole’s U.S. federal income tax returns for the years 2002-2005 and issued a Revenue Agent’s report (“RAR”) that includes various proposed adjustments, including with respect to the going-private merger transactions. The IRS is proposing that certain funding used in the going-private merger is currently taxable and that certain related investment banking fees are not deductible. The net tax deficiency asserted in the RAR is $122 million, plus interest. On October 27, 2009, Dole filed a protest letter vigorously challenging the proposed adjustments contained in the RAR and is pursuing resolution of these issues with the Appeals Division of the IRS. Dole believes, based in part upon the advice of its tax advisors, that its tax treatment of such transactions was appropriate. Although the timing and ultimate resolution of any issues arising from the IRS examination are highly uncertain, at this time Dole does not anticipate that the total unrecognized tax benefits will significantly change within the next twelve months nor does Dole believe that any material tax payments will be made related to these matters within the next twelve months.

On November 6, 2009, “The Worker, Homeownership, and Business Assistance Act of 2009” was signed into law allowing companies to carry back net operating losses for up to five years for losses incurred in taxable years beginning or ending in either 2008 or 2009. Dole estimates that this new law effectively reduces the amount of the IRS claim from $122 million to $91 million. As noted, however, Dole is pursuing its objection to the proposed adjustments in the RAR.

Note 7 —	Details of Certain Assets and Liabilities

Details of receivables and inventories were as follows:

	January 2,	January 3,
	2010	2009
	(In thousands)

Receivables
Trade	$609,269	$684,053
Notes and other	126,559	120,976
Grower advances	38,260	34,861
Unrealized hedging gain	3,243	5,625
Income tax refund	206	3,077

	777,537	848,592
Allowance for doubtful accounts	(51,380)	(41,357)

	$726,157	$807,235

Inventories
Finished products	$355,387	$344,643
Raw materials and work in progress	100,843	168,670
Crop-growing costs	207,312	210,263
Operating supplies and other	54,649	72,831

	$718,191	$796,407

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Accounts payable consists primarily of trade payables.

Accrued liabilities included the following:

	January 2,	January 3,
	2010	2009
	(In thousands)

Employee-related costs and benefits	$101,142	$127,162
Amounts due to growers	83,561	64,746
Marketing and advertising	70,534	64,256
Shipping related costs	53,821	49,622
Materials and supplies	35,604	27,217
Interest	37,708	25,820
Unrealized cross currency swap, interest rate swap and hedging losses	247	80,760
Other	58,223	50,562

	$440,840	$490,145

Other long-term liabilities were as follows:

	January 2,	January 3,
	2010	2009
	(In thousands)

Accrued postretirement and other employee benefits	$271,247	$245,357
Liability for unrecognized tax benefits	86,403	90,767
Unrealized cross currency swap and interest rate swap losses	84,149	—
Other	81,434	85,655

	$523,233	$421,779

Note 8 —	Assets Held-for-Sale

Dole continuously reviews its assets in order to identify those assets that do not meet Dole’s future strategic direction or internal economic return criteria. As a result of this review, Dole has identified and is in the process of selling certain businesses and long-lived assets. In accordance with ASC 205, Dole has reclassified these assets as held-for-sale.

Total assets held-for-sale by segment were are follows:

				Fresh-Cut
				Flowers—
		Fresh	Packaged	Discontinued	Total Assets
	Fresh Fruit	Vegetables	Foods	Operation	Held-For-Sale
	(In thousands)

Balance as of January 3, 2009	$98,105	$38,600	$4,182	$61,989	$202,876
Additions	48,606	599	—	—	49,205
Sales	(70,394)	(35,349)	(968)	(49,350)	(156,061)

Balance as of January 2, 2010	$76,317	$3,850	$3,214	$12,639	$96,020

Assets held-for-sale included in Dole’s consolidated balance sheet at January 2, 2010 consist of property, plant and equipment, net of accumulated depreciation.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Total liabilities held-for-sale by segment were are follows:

				Fresh-Cut
				Flowers—
		Fresh	Packaged	Discontinued	Total Liabilities
	Fresh Fruit	Vegetables	Foods	Operation	Held-For-Sale
			(In thousands)

Balance as of January 3, 2009	$5,247	$—	$—	$45,218	$50,465
Additions	13,893	—	—	—	13,893
Sales	(19,140)	—	—	(45,218)	(64,358)

Balance as of January 2, 2010	$—	$—	$—	$—	$—

Dole received total cash proceeds of $179.7 million on assets sold during the year ended January 2, 2010, which are related to the asset sale program. The total realized gain recorded from the asset sale program was $62.6 million for the year ended January 2, 2010, which included $1.3 million related to the fresh-cut flowers discontinued operation. Realized gains on asset sales related to continuing operations of $61.3 million are shown as a separate component of operating income in the consolidated statement of operations for the year ended January 2, 2010.

Dole received cash proceeds of $226.5 million on assets sold during the year ended January 3, 2009, including $214 million on assets which had been reclassified as held-for-sale. The total realized gain recorded from the asset sales was $30.3 million for the year ended January 3, 2009, which included $3.3 million related to the Citrus discontinued operation. Realized gains on asset sales related to continuing operations of $27 million are shown as a separate component of operating income in the consolidated statement of operations for the year ended January 3, 2009.

Fresh Fruit

During the year ended January 2, 2010, Dole added $48.6 million to the assets held-for-sale balance in the fresh fruit reporting segment. These assets which were reclassified to held-for-sale primarily consisted of four farms located in Chile and Costa Rica, a warehouse facility in Chile, four box plants located in Chile, Ecuador, Costa Rica and Honduras, and an Italian port operation.

Dole sold the following assets during the year ended January 2, 2010, which had been classified as held-for-sale: a portion of its Latin American banana operations, four box plants located in Chile, Ecuador, Costa Rica and Honduras, three farms located in Costa Rica and Chile, a Colombian container port yard, and an Italian port operation. Dole received total cash proceeds from these sales of $112.2 million and recorded a gain on the sale of $56.7 million. Of the total net proceeds of $129.5 million from these sales, Dole collected $2 million in 2008 and recorded $15.3 million in receivable as of January 2, 2010, which will be collected through fiscal year 2011.

At January 2, 2010, the assets held-for-sale balance in the fresh fruit reporting segment consists primarily of approximately 8,600 acres of land in Hawaii and in Chile, a packing and cooling facility, a warehouse facility and a farm.

Fresh Vegetables

During the first quarter of 2009, Dole completed the sale of approximately 1,100 acres of vegetable property located in California. Dole received cash proceeds of $44.5 million and recorded a gain on the sale of $9.2 million.

At January 2, 2010, the assets held-for sale balance in the fresh vegetable reporting segment consists primarily of a campus facility and related property and equipment located in California.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Packaged Foods

During the year ended January 2, 2009, Dole sold approximately 160 acres of peach orchards located in California. Dole received cash proceeds of $1.9 million and recorded a gain on the sale of $0.9 million.

At January 2, 2010, the assets held-for-sale balance in the packaged foods reporting segment consists primarily of approximately 400 acres of peach orchards located in California.

Fresh-Cut Flowers — Discontinued Operation

During January 2009, the first phase of the Flowers transaction was completed. Net proceeds from the sale totaled approximately $29.3 million. Of this amount, $21 million was collected in cash and the remaining $8.3 million was recorded as a receivable, which comes due in January 2011. Dole recorded a gain on the sale of $1.3 million, which is included as a component of gain on disposal from discontinued operations, net of income taxes in the consolidated statement of operations for the fiscal year ended January 2, 2010.

At January 2, 2010, the assets held-for-sale balance in the fresh-cut flowers — discontinued operation consists of a portion of the real estate of the former flowers divisions to be sold in subsequent phases of the transaction. During January 2010, Dole was notified by the buyer of our flowers business that it was exercising its option to purchase a portion of the assets with closing expected during the second quarter of 2010. The remaining assets can be purchased by the buyer under separate option contracts, one of which will expire in April 2010 and the other in July 2010. Upon completion of the sale in 2010 and the exercise of the remaining options, Dole will have received sales proceeds of approximately $28 million on assets with a net book value of $10 million.

Note 9 —	Property, Plant and Equipment

Major classes of property, plant and equipment were as follows:

	January 2,	January 3,
	2010	2009
	(In thousands)

Land and land improvements	$521,045	$523,355
Buildings and leasehold improvements	398,650	398,371
Machinery and equipment	798,787	810,722
Vessels and containers	192,146	201,178
Vessels and equipment under capital leases	91,593	91,392
Construction in progress	29,325	52,658

	2,031,546	2,077,676
Accumulated depreciation	(1,069,299)	(1,027,345)

	$962,247	$1,050,331

Depreciation is computed by the straight-line method over the estimated useful lives of the assets as follows:

Years

Land improvements	3 to 40
Buildings and leasehold improvements	2 to 50
Machinery and equipment	3 to 35
Vessels and containers	5 to 20
Vessels and equipment under capital leases	Shorter of useful life or life of lease

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Depreciation expense on property, plant and equipment for continuing operations totaled $115.8 million, $133.4 million and $146.9 million for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively. Depreciation expense on property, plant and equipment for discontinued operations totaled $0, $1.1 million and $4.2 million for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively.

Note 10 —	Goodwill and Intangible Assets

Goodwill has been allocated to Dole’s reporting segments as follows:

		Fresh	Packaged
	Fresh Fruit	Vegetables	Foods	Total
	(In thousands)

Balance as of December 29, 2007	$359,072	$86,675	$63,771	$509,518
Tax-related adjustments	(59,208)	(15,469)	(3,160)	(77,837)
Transfer to assets held-for-sale	(24,751)	—	—	(24,751)
Other	(390)	—	—	(390)

Balance as of January 3, 2009	$274,723	$71,206	$60,611	$406,540
Acquisition of Distrifruit	6,207	—	—	6,207
Disposal of box plant operations	(5,500)	—	—	(5,500)

Balance as of January 2, 2010	$275,430	$71,206	$60,611	$407,247

The tax-related adjustments in 2008 resulted from changes to unrecognized tax benefits that existed at the time of the going- private merger transaction which were due to the settlement of the 1995 — 2001 federal income tax audit.

During the third quarter of 2008, Dole reclassified all of the assets and liabilities of JP Fresh to held-for-sale. The sale of JP Fresh was completed during the fourth quarter of 2008. Goodwill and intangible assets related to JP Fresh totaled $24 million and $7.3 million, respectively.

During May 2009, Dole acquired all of the assets of Distrifruit, a distributor of fresh fruit located in Romania, in exchange for trade receivables due from the seller. Dole acquired the assets primarily to gain access to the Romanian market. At the acquisition date, the total fair value of the assets acquired was $10 million, consisting of $2.9 million of inventory and property, plant and equipment, net and $7.1 million of intangible assets. Dole finalized its allocation of the acquisition during the third quarter of 2009 which resulted in recording $1.1 million of an intangible asset associated with customer relationships and $6.2 million of goodwill, including $0.2 million of deferred taxes. The revenues and earnings of Distrifruit from the acquisition date through January 2, 2010, as well as for the 2009 and 2008 fiscal years, were not material.

During the fourth quarter of 2009, Dole sold its box plant operations in Latin America. As a result of the sale, $5.5 million of goodwill associated with these box plants was written off. Refer to Note 8 — Assets Held-For-Sale for further information.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Details of Dole’s intangible assets were as follows:

	January 2,	January 3,
	2010	2009
	(In thousands)

Amortized intangible assets:
Customer relationships	$39,631	$38,501
Other amortized intangible assets	2,126	2,042

	41,757	40,543
Accumulated amortization — customer relationships	(23,989)	(20,248)
Other accumulated amortization	(1,530)	(1,452)

Accumulated amortization — intangible assets	(25,519)	(21,700)

Amortized intangible assets, net	16,238	18,843
Indefinite-lived intangible assets:
Trademark and trade names	689,615	689,615

Total identifiable intangible assets, net	$705,853	$708,458

Amortization expense of intangibles totaled $3.8 million, $4.3 million and $4.5 million for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively.

As of January 2, 2010, the estimated remaining amortization expense associated with Dole’s intangible assets in each of the next five fiscal years is as follows (in thousands):

Fiscal Year	Amount

2010	$3,790
2011	$3,790
2012	$3,790
2013	$1,611
2014	$955

Dole performed its annual impairment test of goodwill and indefinite-lived intangible assets pursuant to ASC Topic 350, “Intangibles — Goodwill and Other” (“ASC 350”), during the second quarter of fiscal 2009. This test indicated no impairment to goodwill or any of Dole’s indefinite-lived intangible assets. As market conditions change, Dole continues to monitor and perform updates of its impairment testing of recoverability of goodwill and long-lived assets.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 11 —	Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following amounts:

	January 2,	January 3,
	2010	2009
	(In thousands)

Unsecured debt:
8.625% notes due 2009	$—	$345,000
7.25% notes due 2010	—	400,000
8.875% notes due 2011	70,000	200,000
8.75% debentures due 2013	155,000	155,000
Secured debt:
13.875% notes due 2014	227,437	—
8% notes due 2016	315,000	—
Revolving credit facility	—	150,500
Term loan facilities	739,216	835,444
Contracts and notes, at a weighted-average interest rate of 6% in 2009 (6.1% in 2008) through 2014	9,349	9,221
Capital lease obligations	65,065	60,448
Notes payable, at a weighted-average interest rate of 4.1% in 2009 (6.4% in 2008)	37,308	48,789
Unamortized debt discount	(20,370)	(309)

	1,598,005	2,204,093
Current maturities	(45,325)	(405,537)

	$1,552,680	$1,798,556

Notes Payable

Dole borrows funds primarily on a short-term basis to finance current operations. The terms of these borrowings range from one month to three months. Dole’s notes payable at January 2, 2010 consist primarily of foreign borrowings in Asia and Latin America.

Notes and Debentures

In April 2002, Dole completed the sale and issuance of $400 million aggregate principal amount of Senior Notes due 2009 (“2009 Notes”). Dole redeemed $55 million of the 2009 Notes since its original issuance, resulting in an outstanding balance of $345 million at January 3, 2009. On February 13, 2009, Dole commenced a tender offer to purchase for cash all of the outstanding 2009 Notes for a purchase price equal to $980 per $1,000 of 2009 Notes validly tendered, with an additional payment of $20 per $1,000 of 2009 Notes tendered early in the process. On March 4, 2009, Dole accepted and paid for the tendered 2009 Notes with the net proceeds from the $350 million aggregate principal amount of the 2014 Notes offering.

In May 2003, Dole issued and sold $400 million aggregate principal amount of 7.25% Senior Notes due 2010 (“2010 Notes”). The 2010 Notes were issued at par. During the second quarter of 2009, Dole’s Board of Directors authorized the repurchase of up to $95 million of the 2010 Notes. Dole subsequently repurchased $17 million and $20 million of the 2010 Notes during the second and third quarters of 2009, respectively. On October 26, 2009, Dole used the net proceeds from the $315 million aggregate principal amount of 8% Senior Secured Note due 2016

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

(“2016 Notes”) offering, together with cash on hand and borrowings under the revolving credit facility, to redeem all of the outstanding 2010 Notes.

In March 2003, in connection with the going-private merger transaction of 2003, Dole issued $475 million aggregate principal amount of 2011 Notes. The 2011 Notes were issued at par. Dole may redeem some or all of the 2011 Notes at a redemption price of 100% of their principal amount during 2009 and thereafter, plus accrued and unpaid interest. In 2005 in conjunction with an amendment and restatement of its senior secured credit agreement, Dole repurchased $275 million of its 2011 Notes. On November 30, 2009, Dole redeemed $130 million of the 2011 Notes. This redemption was paid for with net proceeds from Dole’s IPO. On March 2, 2010, Dole called for redemption of the remaining $70 million outstanding of its 2011 notes.

In July 1993, Dole issued and sold debentures due 2013 (the “2013 Debentures”). The 2013 Debentures are not redeemable prior to maturity and were issued at 99.37% of par.

On March 18, 2009, Dole completed the sale and issuance of $350 million aggregate principal amount of 13.875% Senior Secured Note due 2014 at a discount of $25 million. The 2014 Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States in compliance with Regulation S under the Securities Act. The sale was exempt from the registration requirements of the Securities Act. Interest on the 2014 Notes will be paid semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2009. The 2014 Notes have the benefit of a lien on certain U.S. assets of Dole that is junior to the liens of Dole’s senior secured credit facilities (revolving credit and term loan facilities) and pari passu with the liens of the 2016 Notes, and are senior obligations of Dole ranking equally with Dole’s existing senior debt. On November 30, 2009, Dole redeemed $122.5 million of the 2014 Notes and incurred a prepayment penalty of $17 million which was recorded in debt retirement costs incurred in connection with initial public offering in the consolidated statement of operations for the year ending January 2, 2010. Net proceeds from Dole’s IPO were used to redeem the 2014 Notes.

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

During the first quarter of 2009, in connection with the March 2009 refinancing transactions, Dole amended its senior secured credit facilities. The amendments, among other things, permitted the issuance of new secured debt securities, increased the interest rate on the term and revolving credit facilities, and added a leverage maintenance covenant.

Interest on the notes and debentures is paid semi-annually. None of Dole’s notes or debentures are subject to any sinking fund requirements. The notes and debentures are guaranteed by Dole’s wholly-owned domestic subsidiaries (Refer to Note 25).

Term Loans and Revolving Credit Facility

As of January 2, 2010, the term loan facilities consisted of $173.9 million of Term Loan B and $565.3 million of Term Loan C. As of January 2, 2010, the term loan facilities bore interest, at Dole’s option, at a rate per annum equal to either (i) a base rate plus 3.5% to 4%; or (ii) LIBOR (subject to a minimum of 3%) plus 4.5% to 5%, in each case, based upon Dole’s senior secured leverage ratio. The weighted average variable interest rate at January 2, 2010 for Term Loan B and Term Loan C was 8%. The term loan facilities required quarterly principal payments, plus a balloon payment due in 2013. Dole has an interest rate swap to hedge future changes in interest rates and a cross currency swap to effectively lower the U.S. dollar fixed interest rate to a Japanese yen fixed interest rate on Term

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Loan C. Refer to Note 16 — Derivative Financial Instruments for additional information related to these instruments.

As of January 2, 2010, the asset based revolving credit facility (“ABL revolver”) borrowing base was $312.4 million. There were no borrowings under the ABL revolver at January 2, 2010. As of January 2, 2010 the ABL revolver bore interest, at Dole’s option, at a rate per annum equal to either (i) a base rate plus 2% to 2.5%, or (ii) LIBOR plus 3% to 3.5%, in each case, based upon Dole’s historical borrowing availability under this facility. Prior to the March 2010 refinancing transactions, the ABL revolver matured in April 2011. After taking into account approximately $95 million of outstanding letters of credit issued under the ABL revolver, Dole had approximately $217.4 million available for borrowings as of January 2, 2010. In addition, Dole had approximately $94.5 million of letters of credit and bank guarantees outstanding under its $100 million pre-funded letter of credit facility as of January 2, 2010.

A commitment fee, which fluctuated between 0.25% and 0.375%, was paid based on the total unused portion of the revolving credit facility. In addition, there is a facility fee on the pre-funded letter of credit facility. Dole paid a total of $4.3 million, $1 million and $0.7 million in commitment and facility fees for the years ended January 2, 2010, January 3, 2009 and December 29, 2007.

The revolving credit facility and term loan facilities are collateralized by substantially all of Dole’s tangible and intangible assets, other than certain intercompany debt, certain equity interests and each of Dole’s U.S. manufacturing plants and processing facilities that has a net book value exceeding 1% of Dole’s net tangible assets.

March 2010 refinancing transactions:  On March 2, 2010, Dole amended its senior secured credit facilities. The amendments, among other things: (i) reduce the applicable Eurodollar interest rate for the term loan facilities to LIBOR plus 3.25%, with a LIBOR floor of 1.75%, or the base rate plus 2.25%, (ii) for the revolving credit facility, leave interest rates on borrowed funds unchanged at a range of LIBOR plus 3.00% to 3.50% or the base rate plus 2.00% to 2.50%, with the rate at any time determined by the average historical borrowing availability; (iii) change the financial covenant metrics to a maximum total leverage ratio and a minimum interest coverage ratio; (iv) add greater operating and financial flexibility for Dole; and (v) provide for other technical and clarifying changes. The amendments and the related redemption of the remaining $70 million principal amount of the 2011 Notes extend Dole’s nearest maturities to 2013. The amended credit facilities provide $850 million of term debt due 2017 and up to $350 million of revolving debt due 2014.

Capital Lease Obligations

At January 2, 2010 and January 3, 2009, included in capital lease obligations were $62.2 million and $58.5 million, respectively, of vessel financing related to two vessel leases denominated in British pound sterling. The increase in the capital lease obligation was primarily due to the strengthening of the British pound sterling against the U.S. dollar during 2009, which resulted in Dole recognizing $6.3 million of losses. These losses were recorded as other income (expense), net in the consolidated statement of operations. The interest rates on these leases are based on LIBOR plus a spread. The remaining $2.9 million of capital lease obligations relate primarily to machinery and equipment. Interest rates under these leases are fixed. The capital lease obligations are collateralized by the underlying leased assets. Total payments, including principal and interest, through the remaining life of the lease total approximately $81.7 million. These leases expire in 2026.

Covenants

Provisions under the senior secured credit facilities and the indentures governing Dole’s senior notes and debentures require Dole to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. The ABL revolver also contains a “springing covenant,” which would not be effective unless the availability under the ABL revolver (as amended in the March 2010 refinancing transactions) were to fall below the greater of $37.5 million and 12.5% of the Total Commitment (as defined) for any three consecutive

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

business days. To date, the springing covenant had never been effective and Dole does not currently anticipate that the springing covenant will become effective.

In addition, as a result of the March 2009 amendment to Dole’s senior secured credit facilities, Dole was subject to a first priority senior secured leverage ratio that was required to be at or below 3.00 to 1.00 as of the last day of the fiscal quarter ending January 2, 2010. At January 2, 2010, the first priority senior secured leverage ratio was approximately 1.95 to 1.00. As a result of the March 2010 amendments to the senior secured credit facilities, Dole will be subject to a maximum total leverage and a minimum interest coverage ratio but will no longer be subject to the first priority senior secured leverage ratio test.

A breach of a covenant or other provision in any debt instrument governing our current or future indebtedness could result in a default under that instrument and, due to customary cross-default and cross-acceleration provisions, could result in a default under Dole’s other debt instruments. Upon the occurrence of an event of default under the senior secured credit facilities or other debt instrument, the lenders or holders of such other debt instruments could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If Dole were unable to repay those amounts, the lenders could proceed against the collateral granted to them, if any, to secure the indebtedness. If the lenders under Dole’s current indebtedness were to accelerate the payment of the indebtedness, Dole cannot give assurance that its assets would be sufficiently liquid to repay in full its outstanding indebtedness on an accelerated basis. As a result of the IPO and related transactions, all potential cross-defaults and cross-acceleration provisions that existed between Dole’s debt instruments and indebtedness of Holdings and its affiliates have been eliminated.

Debt Issuance Costs

In connection with the issuance of the 2016 Notes, Dole incurred debt issuance costs of $7 million. In connection with the issuance of the 2014 Notes and the amendment of Dole’s senior secured credit facilities, Dole incurred debt issuance costs of $18.5 million. Debt issuance costs are capitalized and amortized into interest expense over the term of the underlying debt. During the year ended January 2, 2010, January 3, 2009 and December 29, 2007, Dole amortized deferred debt issuance costs of $5.5 million, $4.1 million and $4.1 million respectively.

Dole wrote off $18.1 million of deferred debt issuance costs during the year ended January 2, 2010 resulting from the early retirement of debt and the amendment of its senior secured credit facilities. The amendment was accounted for as an extinguishment of debt in accordance with ASC Topic 470, “Debt.” $5.6 million of the write-off related to these amendments was recorded in other income (expense), net and the remaining $12.5 million was recorded in debt retirement costs incurred in connection with initial public offering in the consolidated statement of operations for the year ending January 2, 2010.

Fair Value of Debt

Dole estimates the fair value of its unsecured notes and debentures based on current quoted market prices. The term loans are traded between institutional investors on the secondary loan market, and the fair values of the term loans are based on the last available trading price. The carrying value and estimated fair values of Dole’s debt is summarized below:

	January 2, 2010		January 3, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)

Secured and unsecured notes and debentures	$747,067	$824,412	$1,100,000	$809,400
Term loans	739,216	743,836	835,444	585,855

Carrying values for the secured and unsecured notes and debentures are net of debt discounts.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Maturities of Notes Payable and Long-Term Debt

Maturities with respect to notes payable and long-term debt as of January 2, 2010 were as follows (in thousands):

Fiscal Year	Amount

2010	$45,325
2011	81,734
2012	7,823
2013	871,300
2014	230,295
Thereafter	361,528

Total	$1,598,005

Other

In addition to amounts available under the revolving credit facility, Dole’s subsidiaries have uncommitted lines of credit of approximately $113.7 million at various local banks, of which $81.1 million was available at January 2, 2010. These lines of credit are used primarily for short-term borrowings, foreign currency exchange settlement and the issuance of letters of credit or bank guarantees. Several of Dole’s uncommitted lines of credit expire in 2010 while others do not have a commitment expiration date. These arrangements may be cancelled at any time by Dole or the banks. Dole’s ability to utilize these lines of credit may be impacted by the terms of its senior secured credit facilities and bond indentures.

Note 12 —	Employee Benefit Plans

Dole sponsors a number of defined benefit pension plans covering certain employees worldwide. Benefits under these plans are generally based on each employee’s eligible compensation and years of service, except for certain plans covering union employees plans, which are based on negotiated benefits. In addition to pension plans, Dole has other postretirement benefit (“OPRB”) plans that provide certain health care and life insurance benefits for eligible retired employees. Covered employees may become eligible for such benefits if they fulfill established requirements upon reaching retirement age.

Dole sponsors one qualified pension plan for U.S. employees, which is funded. All but one of Dole’s international pension plans and all of its OPRB plans are unfunded.

Substantially all pension benefits for U.S. employees were frozen in 2002. The assumption for the rate of compensation increase of 0% through 2011, and 2.5% thereafter on the U.S. plans represents the rate associated with those participants whose benefits are negotiated under collective bargaining arrangements.

Dole uses a December 31 measurement date for all of its plans.

Pension Protection Act of 2006 and Worker, Retiree, and Employer Recovery Act of 2008

In August 2006, the Pension Protection Act of 2006 was signed into law. This legislation changed the method of valuing the U.S. qualified pension plan assets and liabilities for funding purposes, as well as the minimum funding requirements. The Worker, Retiree, and Employer Recovery Act of 2008 was signed into law in December 2008. The combined effect of these laws will be larger contributions over the next seven to eight years, with the goal of being fully funded by the end of that period. The amount of unfunded liability in future years will be affected by future contributions, demographic changes, investment returns on plan assets, and interest rates, so full funding may be achieved sooner or later. Dole anticipates funding pension contributions with cash from operations.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

As a result of the Pension Protection Act of 2006, Dole anticipates contributions to its U.S. qualified plan averaging approximately $9.7 million per year over the next eight years. Dole also anticipates that certain forms of benefit payments, such as lump sums, will be partially restricted over the next few years.

OPRB Plan Amendment

During the fourth quarter of 2008, Dole amended its domestic OPRB Plan. This amendment became effective January 1, 2009. Dole replaced health care coverage (including prescription drugs) for Medicare eligible retirees and surviving spouses who are age 65 and older with a new Health Reimbursement Arrangement (“HRA”), whereby each participant is provided an annual amount in an HRA account. This plan amendment reduced the January 2, 2009 benefit obligation by $19.1 million. Based on the 2009 discount rate, the reduction will be approximately $3.7 million of OPRB expense for each of the next 7 years and by $1.1 million for each year thereafter.

Obligations and Funded Status — The status of Dole’s defined benefit pension and OPRB plans was as follows:

	U.S. Pension Plans		International Pension Plans		OPRB Plans
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	January 2,	January 3,	January 2,	January 3,	January 2,	January 3,
	2010	2009	2010	2009	2010	2009
	(In thousands)

Change in projected benefit obligation
Benefit obligation at beginning of period	$267,062	$308,097	$94,822	$141,714	$40,025	$63,803
Service cost	166	149	6,306	7,069	143	284
Interest cost	17,246	18,481	7,468	10,314	2,632	3,920
Plan amendments	—	—	376	3,448	(739)	(20,960)
Foreign currency exchange rate changes	—	—	3,104	(11,721)	—	—
Actuarial (gain) loss	35,771	(34,261)	(1,002)	2,822	3,707	(1,610)
Divestitures	—	—	(2,550)	(44,158)	—	—
Curtailments, settlements and terminations, net	—	—	—	—	—	(158)
Benefits paid	(23,570)	(25,404)	(13,012)	(14,666)	(3,635)	(5,254)

Benefit obligation at end of period	$296,675	$267,062	$95,512	$94,822	$42,133	$40,025

Change in plan assets
Fair value of plan assets at beginning of period	$165,533	$237,881	$3,924	$38,485	$—	$—
Actual return on plan assets	32,748	(49,237)	376	2,123	—	—
Company contributions	7,981	2,293	13,012	17,874	3,635	5,254
Foreign currency exchange rate changes	—	—	128	(3,001)	—	—
Benefits paid	(23,570)	(25,404)	(13,012)	(14,666)	(3,635)	(5,254)
Divestitures	—	—	—	(36,891)	—	—

Fair value of plan assets at end of period	$182,692	$165,533	$4,428	$3,924	$—	$—

Funded status	$(113,983)	$(101,529)	$(91,084)	$(90,898)	$(42,133)	$(40,025)

Amounts recognized in the
Consolidated Balance Sheets
Current liabilities	$(2,481)	$(2,224)	$(6,823)	$(5,729)	$(4,118)	$(4,271)
Long-term liabilities	(111,502)	(99,305)	(84,261)	(85,169)	(38,015)	(35,754)

	$(113,983)	$(101,529)	$(91,084)	$(90,898)	$(42,133)	$(40,025)

During 2009, Dole sold box plant operations in Latin America, which had defined benefit plans. During 2008, Dole sold two European businesses, each of which had defined benefit plans. The sales have been reflected in the tables above as divestitures. Refer to Note 8 — Assets Held-For-Sale.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Amounts recognized in accumulated other comprehensive loss at January 2, 2010 and January 3, 2009 are as follows:

	U.S. Pension Plans		International Pension Plans		OPRB Plans
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	January 2,	January 3,	January 2,	January 3,	January 2,	January 3,
	2010	2009	2010	2009	2010	2009
	(In thousands)

Net actuarial loss (gain)	$94,032	$74,383	$7,621	$11,592	$(4,123)	$(8,091)
Prior service cost (benefit)	—	1	3,766	3,718	(22,755)	(25,506)
Net transition obligation	—	—	33	81	—	—
Income taxes	(35,709)	(27,894)	(677)	(584)	10,205	13,260

Total	$58,323	$46,490	$10,743	$14,807	$(16,673)	$(20,337)

All of Dole’s pension plans were underfunded at January 2, 2010, having accumulated benefit obligations exceeding the fair value of plan assets. The accumulated benefit obligation for all defined benefit pension plans was $366.4 million and $333.8 million at January 2, 2010 and January 3, 2009, respectively. The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	January 2,	January 3,
	2010	2009
	(In thousands)

Projected benefit obligation	$392,187	$361,884
Accumulated benefit obligation	$366,445	$333,814
Fair value of plan assets	$187,120	$169,457

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Components of Net Periodic Benefit Cost and Other Changes Recognized in Other Comprehensive Loss

The components of net periodic benefit cost and other changes recognized in other comprehensive loss for Dole’s U.S. and international pension plans and OPRB plans were as follows:

	U.S. Pension Plans			International Pension Plans
	Year	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended	Ended
	January 2,	January 3,	December 29,	January 2,	January 3,	December 29,
	2010	2009	2007	2010	2009	2007
	(In thousands)

Components of net periodic benefit cost:
Service cost	$166	$149	$149	$6,306	$7,069	$6,947
Interest cost	17,246	18,481	17,139	7,468	10,314	8,820
Expected return on plan assets	(16,892)	(18,139)	(17,721)	(428)	(2,378)	(2,473)
Amortization of:
Unrecognized net loss	268	1,485	1,236	569	493	525
Unrecognized prior service cost	—	1	1	333	79	79
Unrecognized net transition obligation	—	—	—	49	59	56
Curtailments, settlements and terminations, net	—	—	—	458	918	653

	$788	$1,977	$804	$14,755	$16,554	$14,607

Other changes recognized in other comprehensive loss:
Net loss (gain)	$19,916	$33,115	$6,049	$(855)	$3,030	$(6,430)
Prior service cost	—	—	—	376	3,449	—
Amortization of:
Unrecognized net loss (gain)	(268)	(1,485)	(1,236)	(3,176)	698	(1,178)
Unrecognized prior service cost	—	(1)	(1)	(333)	(79)	(79)
Unrecognized net transition obligation	—	—	—	(49)	(59)	(56)
Foreign currency adjustment	—	—	—	66	(159)	646
Income taxes	(7,815)	(11,860)	(499)	(93)	(376)	860

Total recognized in other comprehensive loss	$11,833	$19,769	$4,313	$(4,064)	$6,504	$(6,237)

Total recognized in net periodic benefit cost and other comprehensive loss, net of income taxes	$12,621	$21,746	$5,117	$10,691	$23,058	$8,370

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

	OPRB Plans
	Year	Year	Year
	Ended	Ended	Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
	(In thousands)

Components of net periodic benefit cost:
Service cost	$143	$284	$308
Interest cost	2,632	3,921	4,639
Amortization of:
Unrecognized net loss (gain)	(506)	(8)	95
Unrecognized prior service benefit	(3,491)	(914)	(914)
Curtailments, settlements and terminations, net	—	(158)	—

	$(1,222)	$3,125	$4,128

Other changes recognized in other comprehensive loss:
Net loss (gain)	$3,461	$(1,963)	$(5,194)
Prior service benefit	(739)	(20,960)	—
Amortization of:
Unrecognized net loss (gain)	506	8	(95)
Unrecognized prior service benefit	3,491	914	914
Income taxes	(3,055)	9,936	2,271

Total recognized in other comprehensive loss	$3,664	$(12,065)	$(2,104)

Total recognized in net periodic benefit cost and other comprehensive loss, net of income taxes	$2,442	$(8,940)	$2,024

The estimated net loss, prior service cost and transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $4.7 million of expense. The estimated actuarial net gain and prior service benefit for the OPRB plans that will be amortized from accumulated other comprehensive loss into periodic benefit cost over the next fiscal year is $3.6 million of income.

Assumptions

Weighted-average assumptions used to determine benefit obligations at January 2, 2010 and January 3, 2009 are as follows:

	U.S. Pension		International
	Plans		Pension Plans		OPRB Plans
	2009	2008	2009	2008	2009	2008

Rate assumptions:
Discount rate	5.50%	6.75%	7.70%	8.30%	5.85%	7.03%
Rate of compensation increase	—	2.50%	5.37%	6.00%	—	—

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Weighted-average assumptions used to determine net periodic benefit cost for the years ended January 2, 2010 and January 3, 2009 are as follows:

	U.S. Pension Plans			International Pension Plans			OPRB Plans
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Rate assumptions:
Discount rate	6.75%	6.25%	5.75%	8.30%	8.47%	6.61%	7.03%	6.44%	5.91%
Compensation increase	2.50%	2.50%	2.50%	6.00%	5.85%	5.15%	—	—	—
Rate of return on plan assets	8.00%	8.00%	8.00%	10.00%	7.70%	6.73%	—	—	—

International plan discount rates, assumed rates of increase in future compensation and expected long-term return on assets differ from the assumptions used for U.S. plans due to differences in the local economic conditions in the countries in which the international plans are based.

The accumulated pension benefit obligation for Dole’s U.S. OPRB plan in 2009 and 2008 was determined using the following assumed annual rate of increase in the per capita cost of covered health care benefits:

	Year Ended	Year Ended
	January 2,	January 3,
Fiscal Year	2010	2009

Health care costs trend rate assumed for next year	8%	8%
Rate of increase to which the cost of benefits is assumed to decline (the ultimate trend rate)	5.0%	5.5%
Year that the rate reaches the ultimate trend rate	2016	2012

The health care plan offered to retirees in the U.S. who are age 65 or older was changed effective January 1, 2009 to provide the reimbursement of health care expenses up to a certain fixed amount. There is no commitment to increase the fixed dollar amount and no increase was assumed in determining the accumulated pension benefit obligation. Therefore, the trend rate applies only to benefits for U.S. retirees prior to age 65 and to foreign retirees.

A one-percentage-point change in assumed health care cost trend rates would have the following impact on Dole’s OPRB plans:

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease
	(In thousands)

Increase (decrease) in service and interest cost	$103	$(90)
Increase (decrease) in postretirement benefit obligation	$1,713	$(1,491)

Plan Assets

The following is the plan’s target asset mix, which management believes provides the optimal tradeoff of diversification and long-term asset growth:

Target
Asset Class	Allocation

Fixed income securities	40%
Equity securities	55%
Private equity and venture capital funds	5%

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Dole’s U.S. pension plan weighted-average asset allocations at January 2, 2010 and January 3, 2009 by asset category, are as follows:

	Plan Assets at
	January 2,	January 3,
Asset Class	2010	2009

Fixed income securities	47%	53%
Equity securities	52%	45%
Private equity and venture capital funds	1%	2%

Total	100%	100%

The plan’s asset allocation includes a mix of fixed income investments designed to reduce volatility and equity investments designed to maintain funding ratios and long-term financial health of the plan. The equity investments are diversified across U.S. and international stocks as well as growth, value, and small and large capitalizations.

Private equity and venture capital funds are used to enhance long-term returns while improving portfolio diversification. Dole employs a total return investment approach whereby a mix of fixed income and equity investments is used to maximize the long-term return of plan assets with a prudent level of risk. The objectives of this strategy are to achieve full funding of the accumulated benefit obligation, and to achieve investment experience over time that will minimize pension expense volatility and minimize Dole’s contributions required to maintain full funding status. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

Dole’s actual weighted average asset allocation varied from Dole’s target allocation at January 2, 2010 due to the economic volatility in the stock and bond markets during 2009. Dole is currently assessing its positions and expects to rebalance its portfolio during 2010.

The pension plan did not hold any of Dole’s common stock at January 2, 2010 and January 3, 2009.

Dole determines the expected return on pension plan assets based on an expectation of average annual returns over an extended period of years. Dole also considers the weighted-average historical rate of returns on securities with similar characteristics to those in which Dole’s pension assets are invested.

Dole applies the “10% corridor” approach to amortize unrecognized actuarial gains (losses) on both its U.S. and international pension and OPRB plans. Under this approach, only actuarial gains (losses) that exceed 10% of the greater of the projected benefit obligation or the market-related value of the plan assets are amortized. The amortization period is based on the average remaining service period of active employees expected to receive benefits under each plan or over the life expectancy of inactive participants where all, or nearly all, participants are inactive. For the year ended January 2, 2010, the average remaining service period used to amortize unrecognized actuarial gains (losses) for its domestic plans was approximately 10 years.

Plan Contributions and Estimated Future Benefit Payments

During 2009, Dole contributed $5.9 million to its qualified U.S. pension plan. These contributions were made to comply with minimum funding requirements under Internal Revenue Codes as amended by the Pension Protection Act of 2006. Dole expects to contribute approximately $14.8 million to its U.S. qualified plan in 2010. Dole intends to make future contributions to the U.S. pension plan that will satisfy the minimum funding requirements. Future contributions to the U.S. pension plan in excess of the minimum funding requirement are voluntary and may change depending on Dole’s operating performance or at management’s discretion. Dole expects to make $16.8 million of payments related to its other U.S. and foreign pension and OPRB plans in 2010.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The following table presents estimated future benefit payments:

		International
	U.S. Pension	Pension
Fiscal Year	Plans	Plans	OPRB Plans
	(In thousands)

2010	$23,280	$9,326	$4,118
2011	22,624	8,883	4,062
2012	22,686	8,818	3,939
2013	22,243	8,920	3,852
2014	21,922	10,030	3,736
2015-2019	106,360	53,056	16,958

Total	$219,115	$99,033	$36,665

Defined Contribution Plans

Dole offers defined contribution plans to eligible employees. Such employees may defer a percentage of their annual compensation in accordance with plan guidelines. Some of these plans provide for a Company match that is subject to a maximum contribution as defined by the plan. Company contributions to its defined contribution plans totaled $6.5 million, $8.1 million and $7.6 million in the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively.

Multi-Employer Plans

Dole is also party to various industry-wide collective bargaining agreements that provide pension benefits. Total contributions to these plans for eligible participants were approximately $2.2 million, $1.6 million and $2.8 million in the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively.

Note 13 —	Shareholders’ Equity

Dole’s authorized share capital as of January 2, 2010 consisted of 310 million shares, of which 300 million were designated as $0.001 par value common stock, and 10 million were designated as $0.001 per value preferred stock. Of the 300 million common shares authorized, 88.2 million shares were issued and outstanding (or, in the case of 808,289 restricted stock awards, pending issuance) at January 2, 2010. All 88.2 million were issued and outstanding at March 15, 2010. Of the 10 million preferred shares authorized, there were no shares issued and outstanding at January 2, 2010.

Dividends

On June 22, 2009, Dole declared a dividend of $15 million to its former parent, Holdings. Dole paid $7.5 million on June 23, 2009, $2.5 million on July 20, 2009, $3.5 million on August 18, 2009 and the remaining $1.5 million on August 31, 2009. Dole did not declare or pay a dividend to Holdings during the years ended January 3, 2009 and December 29, 2007. Dole’s ability to declare and pay future dividends is subject to limitations contained in its senior secured credit facilities and bond indentures. At present, under such limitations, Dole could not declare or pay dividends exceeding $25 million in the aggregate.

Initial Public Offering

During October, 2009, Dole sold 35,715,000 common shares in an initial public offering at $12.50 per share and received net proceeds of $415 million. Dole used the net proceeds to pay down indebtedness. Immediately prior to the IPO closing, Dole completed certain merger and transfer transactions, and as a result, Holdings was merged into Dole. In the merger, each share of the 1,000 shares of common stock previously held by Holdings were converted into 51,710 shares of Dole common stock, and all outstanding common stock immediately prior to the merger were cancelled. Dole’s chairman, David H. Murdock, and his affiliates beneficially own 51,710,000

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

common shares, or approximately 58.6% of Dole’s outstanding common shares. The transfer transactions, among other things, resulted in the transfer of land (and taxes related to the transfer) to an affiliated entity of Mr. Murdock of $6 million and the deemed assumption of $85 million of the Hotel Loan. Furthermore, as a result of the merger, the net operating loss carryforwards of Holdings incurred prior to the merger became available to Dole and have been recorded as net deferred tax assets. The net deferred tax assets, net of valuation allowances of $33.8 million has been recorded as a capital contribution. Refer to Note 3 — Initial Public Offering for further information.

There were no capital contributions or return of capital transactions during the years ended January 3, 2009 and December 29, 2007.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of changes to shareholders’ equity, other than contributions from or distributions to shareholders, and net income (loss). Dole’s other comprehensive income (loss) principally consists of unrealized foreign currency translation gains and losses, unrealized gains and losses on cash flow hedging instruments and minimum pension liability. The components of, and changes in, accumulated other comprehensive income (loss) are presented in Dole’s Consolidated Statements of Shareholders’ Equity.

Note 14 —	Business Segments

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

In the tables below, only revenues from external customers and EBIT reflect results from continuing operations. Total assets, depreciation and amortization and capital additions reflect results from continuing and discontinued operations for 2009, 2008 and 2007.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The results of operations and financial position of the three reportable operating segments and corporate were as follows:

Results of Operations:

	2009	2008	2007
	(In thousands)

Revenues from external customers
Fresh fruit	$4,710,924	$5,401,145	$4,736,902
Fresh vegetables	1,024,526	1,086,888	1,059,401
Packaged foods	1,041,853	1,130,791	1,023,257
Corporate	1,218	1,128	1,252

	$6,778,521	$7,619,952	$6,820,812

EBIT
Fresh fruit	$305,353	$305,765	$172,175
Fresh vegetables	9,359	1,100	(21,668)
Packaged foods	105,491	70,984	80,093

Total operating segments	420,203	377,849	230,600
Corporate:
Unrealized loss on cross currency swap	(21,051)	(50,411)	(10,741)
Unrealized loss on foreign denominated instruments	(612)	(1,119)	(4,017)
Debt retirement costs in connection with initial public offering	(30,551)	—	—
Operating and other expenses	(54,504)	(52,924)	(55,489)

Total Corporate	(106,718)	(104,454)	(70,247)
Interest expense	(205,715)	(174,485)	(194,851)
Income taxes	(22,684)	48,015	(4,054)

Income (loss) from continuing operations, net of income taxes	$85,086	$146,925	$(38,552)

Corporate EBIT includes general and administrative costs not allocated to operating segments.

Substantially all of Dole’s earnings from equity method investments, which have been included in EBIT in the table above, relate to the fresh fruit operating segment.

Financial Position:

	January 2,	January 3,
	2010	2009
	(In thousands)

Total assets
Fresh fruit	$2,165,234	$2,322,899
Fresh vegetables	396,449	460,221
Packaged foods	645,349	686,801

Total operating segments	3,207,032	3,469,921
Corporate	887,352	832,709
Fresh-cut flowers — discontinued operations	12,639	61,989

	$4,107,023	$4,364,619

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Depreciation and amortization and capital additions by segment were as follows:

	2009	2008	2007
	(In thousands)

Depreciation and amortization
Fresh fruit	$74,437	$90,289	$96,480
Fresh vegetables	19,869	19,420	18,414
Packaged foods	22,898	25,419	32,989

Total operating segments	117,204	135,128	147,883
Corporate	2,368	2,532	3,498
Discontinued operations	—	1,168	4,224

	$119,572	$138,828	$155,605

Capital additions
Fresh fruit	$26,757	$44,381	$52,511
Fresh vegetables	11,762	9,152	27,433
Packaged foods	10,304	20,111	23,913

Total operating segments	48,823	73,644	103,857
Corporate	1,914	255	158
Discontinued operations	—	3,016	3,215

	$50,737	$76,915	$107,230

Dole’s revenues from external customers and tangible long-lived assets by country/region were as follows:

	2009	2008	2007
	(In thousands)

Revenues from external customers
United States	$2,831,296	$2,982,968	$2,669,932
Japan	793,539	723,195	590,218
Sweden	456,512	564,499	474,139
Germany	447,961	551,555	470,570
Canada	311,070	287,758	262,217
United Kingdom	57,449	242,258	329,999
Other Euro zone countries	743,851	944,470	817,082
Other international	1,136,843	1,323,249	1,206,655

	$6,778,521	$7,619,952	$6,820,812

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

No individual country in the Other international category above had material revenues from external customers.

	January 2,	January 3,
	2010	2009
	(In thousands)

Tangible long-lived assets
United States	$494,178	$480,000
Oceangoing assets	131,535	134,681
Philippines	153,200	144,114
Costa Rica	83,299	96,916
Honduras	74,682	79,298
Chile	25,869	48,647
Ecuador	57,838	64,426
Other international	144,684	140,487

	$1,165,285	$1,188,569

Note 15 —	Operating Leases and Other Commitments

In addition to obligations recorded on Dole’s Consolidated Balance Sheet as of January 2, 2010, Dole has commitments under cancelable and non-cancelable operating leases, primarily for land, machinery and equipment, vessels and containers and office and warehouse facilities. A significant portion of Dole’s lease payments are fixed. Total rental expense, including rent related to cancelable and non-cancelable leases, was $199.6 million, $204.2 million and $169.2 million (net of sublease income of $14.7 million, $17.1 million and $16.6 million) for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively.

Dole has a corporate aircraft lease agreement which includes a residual value guarantee of up to $4.8 million at the termination of the lease in 2018.

As of January 2, 2010, Dole’s non-cancelable minimum lease commitments, including the residual value guarantee, before sublease income, were as follows (in thousands):

Fiscal Year	Amount

2010	$173,015
2011	116,235
2012	87,701
2013	71,966
2014	29,287
Thereafter	102,029

Total	$580,233

Total expected future sublease income expected to be earned over 7 years is $28.8 million.

In order to secure sufficient product to meet demand and to supplement Dole’s own production, Dole has entered into non-cancelable agreements with independent growers, primarily in Latin America and North America, to purchase substantially all of their production subject to market demand and product quality. Prices under these agreements are generally tied to prevailing market rates and contract terms generally range from one to ten years. Total purchases under these agreements were $563.1 million, $658.8 million and $564.5 million for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

At January 2, 2010, aggregate future payments under such purchase commitments (based on January 2, 2010 pricing and volumes) are as follows (in thousands):

Fiscal Year	Amount

2010	$529,402
2011	332,095
2012	193,682
2013	125,359
2014	80,324
Thereafter	77,421

Total	$1,338,283

In order to ensure a steady supply of packing supplies and to maximize volume incentive rebates, Dole has entered into contracts for the purchase of packing supplies; some of these contracts run through 2011. Prices under these agreements are generally tied to prevailing market rates. Purchases under these contracts for the years ended January 2, 2010, January 3, 2009 and December 29, 2007 were approximately $168.9 million, $292.6 million and $272.7 million, respectively.

Under these contracts, Dole was committed at January 2, 2010, to purchase packing supplies, assuming current price levels, as follows (in thousands):

Fiscal Year	Amount

2010	$167,680
2011	70,000

Total	$237,680

Dole has numerous collective bargaining agreements with various unions covering approximately 36% of Dole’s hourly full-time and seasonal employees. Of the unionized employees, 23% are covered under a collective bargaining agreement that will expire within one year and the remaining 77% are covered under collective bargaining agreements expiring beyond the upcoming year. These agreements are subject to periodic negotiation and renewal. Failure to renew any of these collective bargaining agreements may result in a strike or work stoppage; however, management does not expect that the outcome of these negotiations and renewals will have a material adverse impact on Dole’s financial condition or results of operations.

Note 16 —	Derivative Financial Instruments

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

Dole entered into an interest rate swap in 2006 to hedge future changes in interest rates. This agreement effectively converted $320 million of borrowings under Term Loan C, which was variable-rate debt, to a fixed-rate basis through 2011. The interest rate swap fixed the interest rate at 7.2%. The paying and receiving rates under the interest rate swap were 5.5% and 0.3% as of January 2, 2010, with an outstanding notional amount of $320 million.

Dole executed a cross currency swap during 2006 to synthetically convert $320 million of Term Loan C into Japanese yen denominated debt in order to effectively lower the U.S. dollar fixed interest rate of 7.2% to a Japanese

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

yen interest rate of 3.6%. Payments under the cross currency swap were converted from U.S. dollars to Japanese yen at an exchange rate of ¥111.9.

During the second quarter of 2009, Dole amended its cross currency and interest rate swap agreements. The amendments removed early termination provisions which would have allowed the counterparty to settle the swaps at certain specified dates prior to maturity. In addition, the rate at which payments under the cross currency swap were converted from U.S. dollars to Japanese yen increased to ¥114.9 from ¥111.9. In connection with these amendments, Dole also entered into a collateral arrangement which requires Dole to provide collateral to its counterparties when the fair market value of the cross currency and interest rate swaps exceeds a combined liability of $35 million. The measurement date for the collateral required at January 2, 2010 was December 29, 2009, and the fair value of the swaps at the measurement date was a liability of approximately $93 million. Dole provided cash collateral of $23.3 million, which was recorded as restricted deposits in the consolidated balance sheet, and the remaining $35 million of collateral was issued through letters of credit.

At January 2, 2010, the exchange rate of the Japanese yen to U.S. dollar was ¥93. The value of the cross currency swap will fluctuate based on changes in the U.S. dollar to Japanese yen exchange rate and market interest rates until maturity during June 2011, at which time it will settle in cash at the then current exchange rate.

All of Dole’s derivative instruments, with the exception of the interest rate swap, are not designated as hedging instruments as defined by ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). ASC 815 requires that changes in the derivative’s fair value be recognized currently into earnings unless specific criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. For those derivative instruments that qualify for hedge accounting as cash flow hedges, any unrealized gains or losses are included in accumulated other comprehensive income (loss) (“AOCI”), with the corresponding asset or liability recorded on the balance sheet. Any portion of a cash flow hedge that is deemed to be ineffective is recognized into current period earnings. When the transaction underlying the hedge is recognized into earnings, the related AOCI is reclassified to current period earnings. The interest rate swap has been designated as an effective hedge of cash flows under ASC 815. The critical terms of the interest rate swap were substantially the same as those of Term Loan C, including quarterly principal and interest settlements. Accordingly, unrealized gains or losses are recorded as a component of AOCI in the consolidated balance sheets.

During the first quarter of 2010, Dole designated its foreign currency derivative instruments as cash flow hedges. As a result, unrealized gains (losses) to the extent effective will be recorded through other comprehensive income. As discussed in Note 11 certain terms of Dole’s senior secured credit facilities were amended in connection with the March 2010 refinancing transactions. Dole has evaluated the impact of these amendments on its hedge designation for its interest rate swap and has determined not to re-designate the interest rate swap as a cash flow hedge of its interest rate risk associated with Term Loan C. The impact of not re-designating the interest rate swap as a cash flow hedge will be that future changes in the fair value of the interest rate swap will be recorded into interest expense rather than into comprehensive income. Further, the unrealized loss of $21.1 million currently recorded in accumulated other comprehensive income at January 2, 2010 will be recognized into interest expense as the underlying Term Loan C interest payments are made.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

At January 2, 2010, the gross notional value and fair value of Dole’s derivative instruments were as follows:

	Average			Derivative Assets (Liabilities)
	Strike	Notional		Balance Sheet	Fair
	Price	Amount		Classification	Value
	(In thousands)

Derivatives designated as hedging instruments:
Interest rate swap	—	$320,000		Other long-term liabilities	$(20,560)

Derivatives not designated as hedging instruments:
Foreign currency hedges (buy/sell):
U.S. dollar/Japanese yen	JPY 94.95	199,515		Accrued liabilities	(111)
U.S. dollar/Euro	EUR 1.44	162,107		Receivables, net	2,738
U.S. dollar/Canadian dollar	CAD 1.09	24,400		Accrued liabilities	(136)
Cross currency swap — current portion				Receivables, net	2,049
Cross currency swap	—	320,000		Other long-term liabilities	(63,589)
Bunker fuel hedges	$435	20,000		Receivables, net	505

	(per metric ton)	(metric tons	)
Total derivatives not designated as hedging instruments					(58,544)

Total					$(79,104)

Settlement of the foreign currency and bunker fuel hedges will occur during 2010.

The effect of the interest rate swap on the consolidated balance sheet and statement of operations for the year ended January 2, 2010 was as follows:

	Loss
	Recognized in
	AOCI During	Losses Reclassified into Income
	Year Ended		Year Ended
	January 2,	Income Statement	January 2,
	2010	Classification	2010
	(In thousands)

Derivatives designated as hedging instruments:
Interest rate swap	$3,593	Interest expense	$11,597

Unrecognized losses of $12.1 million related to the interest rate swap are expected to be realized into earnings over the next twelve months. The remaining $9 million of unrealized losses in AOCI will be realized into earnings through June 2011. These losses will be primarily offset by gains related to the cross currency swap. During the year ended January 2, 2010, there were no amounts recorded as a result of hedge ineffectiveness.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Net unrealized gains (losses) and realized gains (losses) on derivatives not designated as hedging instruments for the years ended January 2, 2010, January 3, 2009 and December 29, 2007 were as follows:

		Unrealized Gains (Losses)
		January 2,	January 3,	December 29,
	Income Statement Classification	2010	2009	2007
		(In thousands)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Cost of products sold	$8,553	$6,002	$(12,065)
Bunker fuel contracts	Cost of products sold	4,081	(4,325)	749
Cross currency swap	Other income (expense), net	(21,051)	(50,411)	(10,741)

Total		$(8,417)	$(48,734)	$(22,057)

		Realized Gains (Losses)
		January 2,	January 3,	December 29,
	Income Statement Classification	2010	2009	2007
		(In thousands)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Cost of products sold	$(1,854)	$(11,255)	$12,719
Bunker fuel contracts	Cost of products sold	349	678	3,903
Cross currency swap	Other income (expense), net	9,382	11,209	12,780

Total		$7,877	$632	$29,402

Note 17 —	Fair Value Measurements

Dole adopted ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) as of December 30, 2007 for financial assets and liabilities measured on a recurring basis. Dole adopted ASC 820 for all nonfinancial assets and liabilities at the beginning of fiscal year 2009. ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs to valuation techniques used to measure fair value. These levels, in order of highest to lowest priority are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The following table provides a summary of the assets and liabilities measured at fair value on a recurring basis under the ASC 820 hierarchy:

		Fair Value Measurements at Reporting Date Using
		Significant	Significant	Significant
		Other Observable	Other Observable	Unobservable
	January 2,	Inputs	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Assets and Liabilities Measured on a Recurring Basis
Assets:
Foreign currency exchange contracts	$2,738	$—	$2,738	$—
Bunker fuel contracts	505	—	505	—

	$3,243	$—	$3,243	$—

Liabilities:
Foreign currency exchange contracts	$247	$—	$247	$—
Interest rate swap	20,560	—	20,560	—
Cross currency swap, net	61,540	—	61,540	—

	$82,347	$—	$82,347	$—

		Fair Value Measurements at Reporting Date Using
		Significant	Significant	Significant
		Other Observable	Other Observable	Unobservable
	January 3,	Inputs	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Assets and Liabilities Measured on a Recurring Basis
Assets:
Foreign currency exchange contracts	$5,625	$—	$5,625	$—

Liabilities:
Foreign currency exchange contracts	$11,240	$—	$11,240	$—
Bunker fuel contracts	3,576	—	3,576	—
Interest rate swap	26,467	—	26,467	—
Cross currency swap, net	40,488	—	40,488	—

	$81,771	$—	$81,771	$—

For Dole, the assets and liabilities that are required to be recorded at fair value on a recurring basis are the derivative instruments. The fair values of Dole’s derivative instruments are determined using Level 2 inputs, which are defined as “significant other observable inputs.” The fair values of the foreign currency exchange contracts, bunker fuel contracts, interest rate swap and cross currency swap were estimated using internal discounted cash flow calculations based upon forward foreign currency exchange rates, bunker fuel futures, interest-rate yield curves or quotes obtained from brokers for contracts with similar terms less any credit valuation adjustments. Dole recorded a credit valuation adjustment at January 2, 2010 which reduced the derivative liability balances. The credit valuation adjustment was $2.3 million at January 2, 2010. The net change in the credit valuation adjustment resulted in an unrealized loss of $14 million during the year ended January 2, 2010. Of this loss, $2.1 million was recorded as

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

interest expense and $11.9 million was recorded as other income (expense), net. The credit valuation adjustment was $16.3 million at January 3, 2009 which reduced the derivative liability balances and resulted in a corresponding decrease in the unrealized loss recorded for the derivative instruments. Approximately $2.7 million of the credit valuation adjustment was recorded as a component of interest expense and $13.6 million was recorded as other income (expense), net.

The following table provides a summary of the assets measured at fair value on a nonrecurring basis for the year ended January 2, 2010 under the ASC 820 hierarchy:

Fair Value Measurements at Reporting Date Using
		Significant	Significant	Significant
		Other Observable	Other Observable	Unobservable
	January 2,	Inputs	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
(In thousands)

Assets Measured on a Nonrecurring Basis Distrifruit net assets	$10,037	$—	$—	$10,037

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Fair Value of Retirement Plan Assets

Dole estimates the fair value of its retirement plan assets based on current quoted market prices. In instances where quoted market prices are not readily available, the fair value of the investments is estimated by the trustee. The carrying value and estimated fair values of Dole’s retirement plan assets are summarized below:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable	Unobservable	January 2,
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	2010

Cash and cash equivalents	$149	$—	$—	$149
U.S. government securities	5,433	10,238	—	15,671
Foreign government/state/municipal securities	—	2,603	—	2,603
Corporate debt instruments	—	21,362	—	21,362
Common stock	355	—	—	355
Interest in registered investment companies	39,424	—	—	39,424
Common collective trusts	—	83,818	1,849	85,667
Interests in limited partnerships	—	—	28	28
Interest in 103-12 investment companies	—	—	11,666	11,666
Unallocated annuity contracts	—	—	10,420	10,420
Preferred stock and other	52	1,092	—	1,144
Due to (from) broker for investments, net	—	(1,369)	—	(1,369)

Total	$45,413	$117,744	$23,963	$187,120

The table below sets forth a summary of changes in the fair value of the plan’s Level 3 assets for the year ended January 2, 2010:

	Fair Value Measurements Using significant Unobservable Inputs (Level 3)
				Interest in
	Common	Interest in	Unallocated	103-12
	Collective	Limited	annuity	Investment
	Trusts	Trusts	Contracts	Companies	Total

Beginning balance — January 3, 2009	$2,362	$103	$10,153	$6,158	$18,776
Net realized and unrealized gains/(losses)	(515)	(75)	(78)	5,586	4,918
Net purchases, issuances and settlements	2	—	345	(78)	269
Net transfer in or (out) of Level 3	—	—	—	—	—

Ending balance — January 2, 2010	$1,849	$28	$10,420	$11,666	$23,963

Note 18 —	Contingencies

Dole is a guarantor of indebtedness to some of its key fruit suppliers and other entities integral to Dole’s operations. At January 2, 2010, guarantees of $2 million consisted primarily of amounts advanced under third-party bank agreements to independent growers that supply Dole with product. Dole has not historically experienced any significant losses associated with these guarantees.

Dole issues letters of credit and bank guarantees through its ABL revolver and its pre-funded letter of credit facilities, and, in addition, separately through major banking institutions. Dole also provides insurance company issued bonds. These letters of credit, bank guarantees and insurance company bonds are required by certain regulatory authorities, suppliers and other operating agreements. As of January 2, 2010, total letters of credit, bank

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

guarantees and bonds outstanding under these arrangements were $227.5 million, of which $94.5 million were issued under its pre-funded letter of credit facility.

Dole also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. Dole guaranteed $191.6 million of its subsidiaries’ obligations to their suppliers and other third parties as of January 2, 2010.

Dole has change of control agreements with certain key executives, under which severance payments and benefits would become payable in the event of specified terminations of employment following a change of control (as defined) of Dole.

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

DBCP Cases:  A significant portion of Dole’s legal exposure relates to lawsuits pending in the United States and in several foreign countries, alleging injury as a result of exposure to the agricultural chemical DBCP (1,2-dibromo-3-chloropropane). DBCP was manufactured by several chemical companies including entities of the Dow Chemical Company and Royal Dutch Shell plc and registered by the U.S. government for use on food crops. Dole and other growers applied DBCP on banana farms in Latin America and the Philippines and on pineapple farms in Hawaii. Specific periods of use varied among the different locations. Dole halted all purchases of DBCP, including for use in foreign countries, when the U.S. EPA cancelled the registration of DBCP for use in the United States in 1979. That cancellation was based in part on a 1977 study by a manufacturer which indicated an apparent link between male sterility and exposure to DBCP among factory workers producing the product, as well as early product testing done by the manufacturers showing testicular effects on animals exposed to DBCP. To date, there is no reliable evidence demonstrating that field application of DBCP led to sterility among farm workers, although that claim is made in the pending lawsuits. Nor is there any reliable scientific evidence that DBCP causes any other injuries in humans, although plaintiffs in the various actions assert claims based on cancer, birth defects and other general illnesses.

Currently there are 226 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP or seeking enforcement of Nicaragua judgments. In addition, there are 72 labor cases pending in Costa Rica under that country’s national insurance program.

Thirteen of the 226 lawsuits are currently pending in various jurisdictions in the United States, including two cases pending in Los Angeles now consolidated from 14 cases previously. One case pending in Los Angeles Superior Court with 12 Nicaraguan plaintiffs initially resulted in verdicts which totaled approximately $5 million in damages against Dole in favor of six of the plaintiffs. As a result of the court’s March 7, 2008 favorable rulings on Dole’s post-verdict motions, including, importantly, the court’s decision striking down punitive damages in the case on U.S. Constitutional grounds, the damages against Dole have now been reduced to $1.58 million in total compensatory awards to four of the plaintiffs; and the court granted Dole’s motion for a new trial as to the claims of one of the plaintiffs. On July 7, 2009, the California Second District Court of Appeals issued an order to show cause why this $1.58 million judgment should not be vacated and judgment be entered in defendants’ favor on the grounds that the judgment was procured through fraud. Plaintiffs were to provide their response to the order to show cause to the trial court within 30 days of the issuance of the order. In that order, the Court of Appeals stated that the trial court need not hold an evidentiary hearing to decide whether the judgment was procured by fraud, but instead can rely on

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

the record that was presented in support of Dole’s request to have the case sent back to the trial court. Since the Court of Appeal’s order, the four plaintiffs who prevailed against Dole, and the one as to whom a new trial was granted, responded to the Court’s order to show cause. They moved to dismiss Dole’s petition to set aside the judgment based on fraud, which motion was denied. On March 19, 2010, the Court has set a hearing for May 10, 2010 on Dole’s petition to set aside the judgment based on fraud.

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

In Nicaragua, 197 cases are currently filed (of which 20 are active) in various courts throughout the country, all but one of which were brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional. Thirty-two cases have resulted in judgments in Nicaragua: $489.4 million (nine cases consolidated with 468 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; $64.8 million (one case with 86 claimants) on June 15, 2004; $27.7 million (one case with 39 claimants) on March 17, 2005; $98.5 million (one case with 150 claimants) on August 8, 2005; $46.4 million (one case with 62 claimants) on August 20, 2005; $809 million (six cases consolidated with 1,248 claimants) on December 1, 2006; $38.4 million (one case with 192 claimants) on November 14, 2007; and $357.7 million (eight cases with 417 claimants) on January 12, 2009, which Dole learned of unofficially. Except for the latest one, Dole has appealed all judgments, with Dole’s appeal of the August 8, 2005 $98.5 million judgment and of the December 1, 2006 $809 million judgment currently pending before the Nicaragua Court of Appeal. Dole will appeal the $357.7 million judgment once it has been served.

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

Claimants have also sought to enforce the Nicaraguan judgments in Colombia, Ecuador and Venezuela. In Venezuela, the claimants have attempted to enforce five of the Nicaraguan judgments in that country’s Supreme Court: $489.4 million (December 11, 2002); $82.9 million (February 25, 2004); $15.7 million (May 25, 2004); $56.5 million (June 14, 2004); and $64.8 million (June 15, 2004). The Venezuela Supreme Court has dismissed three of these enforcement actions, the one for $15.7 million, one for $56.5 million and one for $82.9 million, because plaintiffs failed to properly serve the defendants. An action filed to enforce the $27.7 million Nicaraguan judgment (March 17, 2005) in the Colombian Supreme Court was dismissed. In Ecuador, the claimants attempted to enforce the five Nicaraguan judgments issued between February 25, 2004 through June 15, 2004 in the Ecuador Supreme Court. The First, Second and Third Chambers of the Ecuador Supreme Court issued rulings refusing to

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

consider those enforcement actions on the ground that the Supreme Court was not a court of competent jurisdiction for enforcement of a foreign judgment. The plaintiffs subsequently refiled those five enforcement actions in the civil court in Guayaquil, Ecuador. Two of these subsequently filed enforcement actions have been dismissed by the 3rd Civil Court — $15.7 million (May 25, 2004) — and the 12th Civil Court — $56.5 million (June 14, 2004) — in Guayaquil; plaintiffs have sought reconsideration of those dismissals. The remaining three enforcement actions are still pending.

Dole believes that none of the Nicaraguan judgments will be enforceable against any Dole entity in the U.S. or in any other country, because Nicaragua’s Law 364 is unconstitutional and violates international principles of due process. Among other things, Law 364 is an improper “special law” directed at particular parties; it requires defendants to pay large, non-refundable deposits in order to even participate in the litigation; it provides a severely truncated procedural process; it establishes an irrebuttable presumption of causation that is contrary to the evidence and scientific data; and it sets unreasonable minimum damages that must be awarded in every case. As previously disclosed, on October 20, 2009, the United States District Court for the Southern District of Florida issued an order denying recognition and enforcement of the $98.5 million Nicaragua judgment against Dole and another U.S. company. That order cited separate and independent grounds for non-recognition: the Nicaragua trial court did not have jurisdiction over the defendant companies; the judgment did not arise out of proceedings that comported with the international concept of due process; the judgment was rendered under a system which does not provide impartial tribunal or procedures compatible with the requirements of due process of law; and the cause of action or claim for relief on which the judgment is based is repugnant to the public policy of Florida. Final judgment in favor of Dole (and the other defendant companies) was entered November 10, 2009, and the Court ordered the case closed.

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

European Union Antitrust Inquiries — Northern and Southern Europe:

Northern Europe

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

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

Southern Europe

On November 28 and 29, 2007, the EC conducted searches of Dole offices in Italy and Spain, as well as of other companies’ offices located in these countries. Throughout the EC’s investigation, Dole cooperated with the EC in its inquiries, while maintaining that Dole had not violated European competition law. In December 2009, the EC issued a Statement of Objections to a number of companies active in the import and marketing of bananas in Southern Europe. No Dole entities were addressees of this Statement of Objections.

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

David H. Murdock, Dole’s Chairman, owns, inter alia, Castle & Cooke, Inc. (“Castle”), a transportation equipment leasing company, a private dining club and a hotel. During the years ended January 2, 2010, January 3, 2009 and December 29, 2007, Dole paid Mr. Murdock’s companies an aggregate of approximately $9.8 million, $9.3 million and $7.2 million, respectively, primarily for the rental of truck chassis, generator sets and warehousing services. Castle purchased approximately $0.5 million, $0.7 million and $0.7 million of products from Dole during the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively.

During the fourth quarter of 2008, Dole and North Carolina State University executed a twenty-year sublease agreement pursuant to which Dole’s research center occupies eleven thousand gross square feet of office and laboratory in Kannapolis, North Carolina. Castle is the owner of the property. The rent expense paid to North Carolina State University was $0.7 million and $0.2 million for the years ended January 2, 2010 and January 3, 2009, respectively.

Dole and Castle are responsible for 68% and 32%, respectively, of all obligations under an aircraft lease arrangement. Prior to fiscal 2009, each party was responsible for the direct costs associated with its use of this

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

aircraft, and all other indirect costs are shared proportionately. Effective at the beginning of fiscal 2009, the indirect costs are shared based upon each party’s actual percentage of usage for the year. During the years ended January 2, 2010, January 3, 2009 and December 29, 2007, Dole’s share of the direct and indirect costs for this aircraft was $2.2 million, $2.2 million and $2 million, respectively.

Dole and Castle have operated their risk management departments on a joint basis. Insurance procurement and premium costs were based on the relative risk borne by each company as determined by the insurance underwriters. Dole and Castle ceased sharing insurance procurement and premium costs on October 31, 2009. Administrative costs of the risk management department, which were not significant, were shared on a 50-50 basis. This joint operations arrangement was discontinued on February 1, 2010.

Dole retained risk for commercial property losses sustained by Dole and Castle totaling $3 million in the aggregate and $3 million per occurrence, above which Dole had coverage provided through third-party insurance carriers. The arrangement provided for premiums to be paid to Dole by Castle in exchange for Dole’s retained risk. Dole received approximately $0.3 million, $0.5 million and $0.6 million from Castle during the years ended January, 2, 2010, January 3, 2009 and December 29, 2007, respectively. Dole ceased providing this coverage to Castle as of October 31, 2009.

Dole had a number of other transactions with Castle and other entities owned by Mr. Murdock, generally on an arms-length basis, none of which, individually or in the aggregate, were material. At January 2, 2010, Dole had due from Castle outstanding net accounts receivable of less than $0.1 million and a note receivable of $9.8 million, of which 40% will ultimately be disbursed to our minority partner. At January 3, 2009, Dole had due from Castle outstanding net accounts receivable of $1.2 million.

During the first quarter of 2007, Dole and Castle executed a lease agreement pursuant to which Dole’s fresh vegetables operations occupy an office building in Monterey, California, which was owned by Castle. In August 2009, the lease was amended whereby the lease term was extended from May 2021 to May 2024. Dole received $0.3 million from Castle as consideration for the lease extension. In September 2009, Castle sold the office building to a third party. Rent expense paid to Castle for the years ended January 2, 2010, January 3, 2009 and December 29, 2007 totaled $0.9 million, $1.4 million and $1 million, respectively.

Refer to Note 3 — Initial Public Offering for additional information.

Note 20 —	Impact of Hurricane Katrina

During the third quarter of 2005, Dole’s fresh fruit operations in the Gulf Coast area of the United States were impacted by Hurricane Katrina. As a result of the damage sustained in the Gulfport, Mississippi port facility where Dole received and stored product from its Latin American operations, Dole diverted shipments to other Dole port facilities outside the Gulf Coast area. Dole subsequently resumed discharging shipments of fruit and other cargo in Gulfport during the fourth quarter of 2005 and the rebuilding of Dole’s Gulfport facility was completed during 2007.

The financial impact included the loss of cargo and equipment, property damage and additional costs associated with re-routing product to other portions in the region. Dole maintains customary insurance of its property, including shipping containers, as well as for business interruption. For the year ended December 29, 2007, net gains on the settlement of insurance claims were $9.1 million, which included insurance proceeds of $9.6 million net of expenses of $0.5 million. Of the $9.1 million gain which was associated with the settlement of the property claim, $5.2 million was for the reimbursement of lost and damaged property.

Total cumulative Hurricane Katrina related expenses were $12.4 million. Total cumulative insurance proceeds were $23.6 million related to Dole’s settlement of its cargo claim for $9.2 million in December 2006 and settlement of its property claim for $14.4 million in December 2007. Cumulative net gains related to Hurricane Katrina totaled $11.2 million. The gains associated with the settlements of both the cargo and property claims are recorded in cost of products sold in the consolidated statement of operations in 2007 and 2006.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 21 —	Earnings Per Share

	Fiscal Year Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
	(In thousands, except per share amounts)

Income (loss) from continuing operations	$85,086	$146,925	$(38,552)
Income (loss) from discontinued operations	1,639	(27,391)	(15,719)
Gain on disposal of discontinued operations	1,308	3,315	—
Less: Net income attributable to noncontrolling interests	(3,948)	(1,844)	(3,235)

Net income (loss) attributable to Dole Food Company, Inc.	$84,085	$121,005	$(57,506)

Weighted average common shares outstanding — Basic(1)	58,775	51,710	51,710
Diluted effects of stock incentive plan	—	—	—

Weighted average common shares outstanding — Diluted	58,775	51,710	51,710

Earnings Per Share — Basic:
Income (loss) from continuing operations	$1.45	$2.84	$(0.75)
Income (loss) from discontinued operations	0.03	(0.53)	(0.30)
Gain on disposal of discontinued operations	0.02	0.06	—
Less: Net income attributable to noncontrolling interests	(0.07)	(0.03)	(0.06)

Net income (loss) attributable to Dole Food Company, Inc.	$1.43	$2.34	$(1.11)

Earnings Per Share — Diluted:
Income (loss) from continuing operations	$1.45	$2.84	$(0.75)
Income (loss) from discontinued operations	0.03	(0.53)	(0.30)
Gain on disposal of discontinued operations	0.02	0.06	—
Less: Net income attributable to noncontrolling interests	(0.07)	(0.03)	(0.06)

Net income (loss) attributable to Dole Food Company, Inc.	$1.43	$2.34	$(1.11)

(1)	Basic weighted average common shares outstanding reflect the effect of the 51,710:1 share conversion related to the restructuring transactions in connection with the IPO (see Note 3 for further information).

The above computation of fiscal 2009 weighted average common shares outstanding — diluted excludes 1,395,001 shares related to stock options and 843,500 shares related to restricted stock and restricted stock units as their inclusion would have an antidilutive effect on earnings per share.

Note 22 —	Share Based Compensation

In connection with the IPO, in October 2009, the 2009 Stock Incentive Plan ( “2009 Plan”) was approved by Dole’s Board of Directors and stockholder, in which 6 million shares of Dole common stock have been authorized for issuance. The 2009 Plan provides for issuance of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards and restricted stock units, any of which may be performance-based, and for incentive bonuses, which may be paid in cash or stock or a combination of both, to eligible employees, officers, non-employee directors and persons who have been retained to provide consulting, advisory or other

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

services to Dole or any of its subsidiaries. In October 2009, 814,289 restricted shares and 36,711 restricted stock units and 1,395,001 nonqualified stock options were granted to officers, directors, and eligible employees. The non-qualified stock options were time-based and expire 10 years from the grant date, three months after employee termination, or one year after the date of an employees’ retirement or death, if earlier. In addition, the stock options vest over a three year period, with shares becoming exercisable in equal annual installments of 33.3 percent. The restricted stock awards and restricted stock units were time-based and either vest at the end of a one-year period, vest over a three-year period in equal annual installments of 33.3 percent, or vest at the end of the three-year period. As of January 2, 2010, Dole had 3,761,499 shares of common stock available for future issuance of awards under the 2009 Plan. The shares of common stock to be issued under the 2009 Plan are made available from authorized and unissued Dole common stock.

Stock Options

A summary of stock option activity for fiscal 2009 is as follows:

			Weighted-	Aggregate
	Shares	Weighted-	Average	Intrinsic
	Under Option	Average	Remaining	Value(1)
	(In thousands)	Exercise Price	Contractual Term	(In thousands)

Outstanding at January 3, 2009	—	—		—
Granted	1,395	$12.50		$—
Exercised	—	—		—
Cancelled and forfeited	—	—		—

Outstanding at January 2, 2010	1,395	$12.50	9.81 years	$—

Expected to vest in the future at January 2, 2010	1,325	$12.50	9.81 years	$—

(1)	The aggregate intrinsic value was calculated based on the gross difference between Dole’s closing stock price on January 2, 2010 of $12.41 and the exercise prices for all in-the-money options outstanding, excluding tax effects.

The unrecognized compensation expense calculated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of January 2, 2010 was approximately $7.1 million and is expected to be recognized over a weighted average period of 2.81 years. There were no stock options vested as of January 2, 2010. The weighted-average fair value per share of stock options granted during 2009 was $5.67.

Dole estimates the fair value of share-based payments using the Black-Scholes-Merton option-pricing model, which was developed for use in determining the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including expected term, expected volatility, dividend yield, and risk free rate. Changes in the input assumptions can materially affect the fair value estimates and ultimately how much Dole recognizes as stock-based compensation expense. The fair value of Dole’s stock options were estimated at the date of grant. The weighted average input assumptions used and resulting fair values were as follows for fiscal 2009:

2009

Expected life (in years)	6.0
Risk-free interest rate	3.0%
Expected volatility	42.7%
Dividend yield	—

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Restricted Stock Awards

A summary of restricted stock activity for fiscal 2009 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Grant Date	Contractual
	(In thousands)	Fair value	Term

Unvested at January 3, 2009	—	—
Granted	814	$12.50
Vested	—	—
Cancelled and forfeited	(6)	12.50

Unvested at January 2, 2010	808	$12.50	2.81 years

Expected to vest in the future at January 2, 2010	768	$12.50	2.81 years

The fair value of Dole’s restricted stock awards were estimated at the date of grant. The grant date fair value is the stock price on the date of grant. The unrecognized compensation expense calculated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of January 2, 2010 was approximately $9.1 million and is expected to be recognized over a weighted average period of 2.81 years.

Restricted Stock Units

A summary of restricted stock unit activity for fiscal 2009 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Grant Date	Contractual
	(In thousands)	Fair value	Term

Unvested at January 3, 2009	—	—
Granted	37	$12.50
Vested	—	—
Cancelled and forfeited	(2)	12.50

Unvested at January 2, 2010	35	$12.50	2.81 years

Expected to vest in the future at January 2, 2010	33	$12.50	2.81 years

The fair value of Dole’s restricted stock units were estimated at the date of grant. The grant date fair value is the stock price on the date of grant. The unrecognized compensation expense calculated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of January 2, 2010 was approximately $0.4 million and is expected to be recognized over a weighted average period of 2.81 years.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Summary of share-based compensation

Total share-based compensation expense recognized in the consolidated statements of operations was $0.1 million in cost of products sold and $0.8 million in selling, marketing and general and administrative expenses.

2009
(In thousands)

Stock options	$385
Restricted stocks and restricted stock units	540

Total share-based compensation	925
Estimated income tax benefit included in provision for income taxes	(274)

Total share-based compensation, net of estimated income tax benefits	$651

Note 23 —	Equity Method Investments

Dole’s consolidated net income (loss) includes the proportionate share of the net income or loss of Dole’s equity method investments in affiliates. When Dole records the proportionate share of net income, it increases earnings from equity method investments in Dole’s consolidated statements of operations and the carrying value in that investment. Conversely, when Dole records the proportionate share of a net loss, it decreases earnings from equity method investments in Dole’s consolidated statements of operations and the carrying value in that investment. Dole eliminates from its consolidated financial results all significant intercompany transactions, including the intercompany portion of transactions with equity method investees.

The summarized financial information presented below represents the combined accounts (at 100 percent) of Dole’s equity method investees:

Summarized Statement of Operations information for fiscal year	2009	2008	2007
	(In thousands)

Revenues, net	$1,157,173	$1,193,258	$701,886
Gross margin	484,460	625,929	338,747
Operating income	48,497	32,942	14,319
Net income	28,956	17,730	5,316

	January 2,	January 3,
Summarized Balance Sheet information	2010	2009
	(In thousands)

Current assets	$298,121	$293,126
Noncurrent assets	361,882	316,311

Total assets	660,003	609,437
Current liabilities	160,464	190,065
Noncurrent liabilities	263,072	214,380

Total liabilities	423,536	404,445
Shareholders’ equity	229,159	198,422
Equity attributable to noncontrolling interests	7,308	6,570

Total shareholders’ equity	236,467	204,992
Dole’s total equity method investments	84,358	72,273

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 24 —	Subsequent Event

On February 27, 2010, a significant earthquake struck the country of Chile. Although Dole’s Chilean operations resumed business after the earthquake in a matter of days, Dole is currently evaluating its impact, if any, to its financial results. Preliminary reports indicate no major structural damage to the Dole facilities. Dole maintains customary insurance for its properties, including business interruption and extra related expense.

Note 25 —	Guarantor Financial Information

Dole’s wholly-owned domestic subsidiaries (“Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, Dole’s obligations under the indentures related to the 2011 Notes, Dole’s 8.75% debentures due 2013, the 2014 Notes and the 2016 Notes (the “Guarantees”). Each Guarantee is subordinated in right of payment to the Guarantors’ existing and future senior debt, including obligations under the senior secured credit facilities, and will rank pari passu with all senior subordinated indebtedness of the applicable Guarantor.

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

The following are consolidating statements of operations of Dole for the years ended January 2, 2010, January 3, 2009 and December 29, 2007; condensed consolidating balance sheets as of January 2, 2010 and January 3, 2009 and condensed consolidating statements of cash flows for the years ended January 2, 2010, January 3, 2009 and December 29, 2007.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended January 2, 2010

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$72,497	$3,049,156	$5,121,149	$(1,464,281)	$6,778,521
Cost of products sold	(60,388)	(2,726,295)	(4,674,370)	1,452,250	(6,008,803)

Gross margin	12,109	322,861	446,779	(12,031)	769,718
Selling, marketing and general and administrative expenses	(62,227)	(197,670)	(231,363)	12,031	(479,229)
Gain on asset sales	—	10,093	51,164	—	61,257

Operating income (loss)	(50,118)	135,284	266,580	—	351,746
Equity in subsidiary income	216,555	145,008	—	(361,563)	—
Other income (expense), net	(246)	—	(24,481)	—	(24,727)
Debt retirement costs in connection with initial public offering	(30,551)	—	—	—	(30,551)
Interest income	1,190	151	5,576	—	6,917
Interest expense	(130,468)	(115)	(75,132)	—	(205,715)

Income from continuing operations before income taxes and equity earnings	6,362	280,328	172,543	(361,563)	97,670
Income taxes	77,723	(65,083)	(35,324)	—	(22,684)
Earnings from equity method investments	—	110	9,990	—	10,100

Income from continuing operations, net of income taxes	84,085	215,355	147,209	(361,563)	85,086
Income from discontinued operations, net of income taxes	—	—	1,639	—	1,639
Gain on disposal of discontinued operations, net of income taxes	—	—	1,308	—	1,308

Net income	84,085	215,355	150,156	(361,563)	88,033

Less: Net income attributable to noncontrolling interests	—	—	(3,948)	—	(3,948)

Net income attributable to Dole Food Company, Inc.	$84,085	$215,355	$146,208	$(361,563)	$84,085

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended January 3, 2009

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$79,671	$3,121,814	$5,849,443	$(1,430,976)	$7,619,952
Cost of products sold	(77,252)	(2,841,837)	(5,362,463)	1,418,660	(6,862,892)

Gross margin	2,419	279,977	486,980	(12,316)	757,060
Selling, marketing and general and administrative expenses	(72,823)	(181,028)	(267,883)	12,316	(509,418)
Gain on asset sales	2,346	2,491	22,139	—	26,976

Operating income (loss)	(68,058)	101,440	241,236	—	274,618
Equity in subsidiary income	195,324	143,631	—	(338,955)	—
Other income (expense), net	(89)	—	(13,977)	—	(14,066)
Interest income	147	233	6,075	—	6,455
Interest expense	(116,996)	(569)	(56,920)	—	(174,485)

Income (loss) from continuing operations before income taxes and equity earnings	10,328	244,735	176,414	(338,955)	92,522
Income taxes	111,844	(26,141)	(37,688)	—	48,015
Earnings from equity method investments	(2)	(12)	6,402	—	6,388

Income from continuing operations, net of income taxes	122,170	218,582	145,128	(338,955)	146,925
Income (loss) from discontinued operations, net of income taxes	(1,165)	(27,672)	1,446	—	(27,391)
Gain on disposal of discontinued operations, net of income taxes	—	3,315	—	—	3,315

Net income	121,005	194,225	146,574	(338,955)	122,849

Less: Net income attributable to noncontrolling interests	—	—	(1,844)	—	(1,844)

Net income (loss) attributable to Dole Food Company Inc.	$121,005	$194,225	$144,730	$(338,955)	$121,005

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 29, 2007

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$76,585	$2,823,183	$5,161,424	$(1,240,380)	$6,820,812
Cost of products sold	(58,461)	(2,562,406)	(4,797,872)	1,228,801	(6,189,938)

Gross margin	18,124	260,777	363,552	(11,579)	630,874
Selling, marketing and general and administrative expenses	(75,227)	(163,925)	(254,017)	11,579	(481,590)

Operating income (loss)	(57,103)	96,852	109,535	—	149,284
Equity in subsidiary income	79,619	11,993	—	(91,612)	—
Other income (expense), net	415	—	1,433	—	1,848
Interest income	271	263	6,991	—	7,525
Interest expense	(125,131)	(42)	(69,678)	—	(194,851)

Income (loss) from continuing operations before income taxes and equity earnings	(101,929)	109,066	48,281	(91,612)	(36,194)
Income taxes	44,413	(25,543)	(22,924)	—	(4,054)
Earnings from equity method investments	10	132	1,554	—	1,696

Income (loss) from continuing operations, net of income taxes	(57,506)	83,655	26,911	(91,612)	(38,552)
Loss from discontinued operations, net of income taxes	—	(6,452)	(9,267)	—	(15,719)

Net income (loss)	(57,506)	77,203	17,644	(91,612)	(54,271)
Less: Net income attributable to noncontrolling interests	—	—	(3,235)	—	(3,235)

Net income (loss) attributable to Dole Food Company Inc.	$(57,506)	$77,203	$14,409	$(91,612)	$(57,506)

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of January 2, 2010

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

ASSETS
Cash and cash equivalents	$20,913	$2,118	$96,639	$—	$119,670
Receivables, net of allowances	499,542	130,114	496,617	(400,116)	726,157
Inventories	6,954	284,247	426,990	—	718,191
Prepaid expenses	6,955	9,449	52,261	—	68,665
Deferred income tax assets	6,940	20,831	—	(19,275)	8,496
Assets held-for-sale	72,623	7,064	16,333	—	96,020

Total current assets	613,927	453,823	1,088,840	(419,391)	1,737,199
Restricted deposits	—	—	23,290	—	23,290
Investments	2,402,350	1,959,795	84,516	(4,361,657)	85,004
Property, plant and equipment, net	161,847	258,970	541,430	—	962,247
Goodwill	—	131,818	275,429	—	407,247
Intangible assets, net	689,615	14,729	1,509	—	705,853
Other assets, net	66,680	18,684	115,740	(14,921)	186,183

Total assets	$3,934,419	$2,837,819	$2,130,754	$(4,795,969)	$4,107,023

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$5,152	$531,244	$357,394	$(419,391)	$474,399
Accrued liabilities	71,533	199,981	169,326	—	440,840
Current portion of long-term debt, net	(1,781)	269	9,529	—	8,017
Notes payable	—	—	37,308	—	37,308

Total current liabilities	74,904	731,494	573,557	(419,391)	960,564
Intercompany payables (receivables)	1,559,112	(320,925)	(1,238,187)	—	—
Long-term debt, net	922,754	3,224	626,702	—	1,552,680
Deferred income tax liabilities	219,488	—	—	(14,921)	204,567
Other long-term liabilities	319,186	21,023	183,024	—	523,233
Equity attributable to Dole Food Company Inc.	838,975	2,403,003	1,958,654	(4,361,657)	838,975
Equity attributable to non-controlling interests	—	—	27,004	—	27,004

Total shareholders’ equity	838,975	2,403,003	1,985,658	(4,361,657)	865,979

Total liabilities and shareholders’ equity	$3,934,419	$2,837,819	$2,130,754	$(4,795,969)	$4,107,023

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of January 3, 2009

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

ASSETS
Cash and cash equivalents	$16,811	$—	$85,460	$(11,442)	$90,829
Receivables, net of allowances	410,286	133,198	577,890	(314,139)	807,235
Inventories	7,971	299,048	489,388	—	796,407
Prepaid expenses	9,374	14,489	45,484	—	69,347
Deferred income tax assets	18,891	25,566	—	(23,184)	21,273
Assets held-for-sale	72,526	55,366	74,984	—	202,876

Total current assets	535,859	527,667	1,273,206	(348,765)	1,987,967
Investments	2,172,994	1,786,868	72,708	(3,959,485)	73,085
Property, plant and equipment, net	173,850	262,269	614,212	—	1,050,331
Goodwill	—	131,818	274,722	—	406,540
Intangible assets, net	689,615	18,426	417	—	708,458
Other assets, net	38,084	7,542	92,612	—	138,238

Total assets	$3,610,402	$2,734,590	$2,327,877	$(4,308,250)	$4,364,619

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$5,411	$438,991	$415,136	$(348,765)	$510,773
Liabilities-held-for-sale	—	3,688	46,777	—	50,465
Accrued liabilities	67,206	173,920	249,019	—	490,145
Current portion of long-term debt, net	346,684	288	9,776	—	356,748
Notes payable	—	—	48,789	—	48,789

Total current liabilities	419,301	616,887	769,497	(348,765)	1,456,920
Intercompany payables (receivables)	1,225,590	(133,650)	(1,091,940)	—	—
Long-term debt, net	1,080,296	3,506	714,754	—	1,798,556
Deferred income tax liabilities	207,073	7,926	39,206	—	254,205
Other long-term liabilities	275,242	37,853	108,684	—	421,779
Equity attributable to Dole Food Company Inc.	402,900	2,202,068	1,757,417	(3,959,485)	402,900
Equity attributable to noncontrolling interests	—	—	30,259	—	30,259

Total shareholders’ equity	402,900	2,202,068	1,787,676	(3,959,485)	433,159

Total liabilities and shareholders’ equity	$3,610,402	$2,734,590	$2,327,877	$(4,308,250)	$4,364,619

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended January 2, 2010

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
			(In thousands)

OPERATING ACTIVITIES
Intercompany dividend income	$102,000	$102,000	$—	$(204,000)	$—
Operating activities	140,321	(43,462)	174,651	11,442	282,952

Cash flow provided by operating activities	242,321	58,538	174,651	(192,558)	282,952

INVESTING ACTIVITIES
Proceeds from sales of assets and businesses, net of cash disposed	1,093	46,559	111,912	—	159,564
Capital expenditures	(2,027)	(15,457)	(33,728)	—	(51,212)
Restricted deposits	—	—	(23,290)	—	(23,290)
Other	(101)	—	(556)	—	(657)

Cash flow provided by (used in) investing activities	(1,035)	31,102	54,338	—	84,405

FINANCING ACTIVITIES
Short-term debt borrowings	892	14,771	22,255	—	37,918
Short-term debt repayments	—	—	(33,621)	—	(33,621)
Long-term debt borrowings	1,293,109	—	1,603	—	1,294,712
Long-term debt repayments	(1,809,752)	(293)	(96,538)	—	(1,906,583)
Debt issuance costs	(20,103)	—	(5,306)	—	(25,409)
Long-term debt repayment costs in connection with the initial public offering	(18,028)	—	—	—	(18,028)
Proceeds from initial public offering, net	416,698	—	—	—	416,698
Repayment of assumed Hotel and Wellness Center debt	(85,000)	—	—	—	(85,000)
Dividends paid to parent	(15,000)	—	—	—	(15,000)
Intercompany dividends	—	(102,000)	(102,000)	204,000	—
Dividends paid to noncontrolling interests	—	—	(6,382)	—	(6,382)

Cash flow used in financing activities	(237,184)	(87,522)	(219,989)	204,000	(340,695)

Effect of foreign currency exchange rate changes on cash	—	—	2,179	—	2,179

Increase in cash and cash equivalents	4,102	2,118	11,179	11,442	28,841
Cash and cash equivalents at beginning of period	16,811	—	85,460	(11,442)	90,829

Cash and cash equivalents at end of period	$20,913	$2,118	$96,639	$—	$119,670

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended January 3, 2009

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
			(In thousands)

OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$285	$(4,763)	$49,041	$—	$44,563

INVESTING ACTIVITIES
Proceeds from sales of assets and businesses, net of cash disposed	42,404	41,209	142,870	—	226,483
Capital expenditures	(313)	(21,071)	(63,712)	—	(85,096)
Repurchase of common stock in going-private merge transaction	(245)	—	—	—	(245)

Cash flow provided by investing activities	41,846	20,138	79,158	—	141,142

FINANCING ACTIVITIES
Short-term debt borrowings	—	—	94,943	—	94,943
Short-term debt repayments	—	(15,286)	(120,702)	3,722	(132,266)
Long-term debt borrowings, net of debt issuance costs	1,322,100	—	25,950	—	1,348,050
Long-term debt repayments	(1,397,788)	(89)	(84,923)	—	(1,482,800)
Borrowings between subsidiaries	33,944	—	(33,944)	—	—
Dividends paid to noncontrolling interests	—	—	(13,447)	—	(13,447)

Cash flow used in financing activities	(41,744)	(15,375)	(132,123)	3,722	(185,520)

Effect of foreign currency exchange rate changes on cash	—	—	(6,417)	—	(6,417)

Increase (decrease) in cash and cash equivalents	387	—	(10,341)	3,722	(6,232)
Cash and cash equivalents at beginning of period	16,424	—	95,801	(15,164)	97,061

Cash and cash equivalents at end of period	$16,811	$—	$85,460	$(11,442)	$90,829

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 29, 2007

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

OPERATING ACTIVITIES
Intercompany dividend income	$17,543	$17,543	$—	$(35,086)	$—
Operating activities	(14,441)	40,914	19,849	—	46,322

Cash flow provided by operating activities	3,102	58,457	19,849	(35,086)	46,322

INVESTING ACTIVITIES
Proceeds from sales of assets and businesses, net of cash disposed	980	674	40,064	—	41,718
Hurricane Katrina insurance proceeds	—	5,200	—	—	5,200
Capital expenditures	(612)	(44,309)	(61,900)	—	(106,821)
Repurchase of common stock in going-private merge transaction	(1,480)	—	—	—	(1,480)

Cash flow used in investing activities	(1,112)	(38,435)	(21,836)	—	(61,383)

FINANCING ACTIVITIES
Short-term debt borrowings	—	11,968	119,389	(11,968)	119,389
Short-term debt repayments	—	(16,419)	(74,757)	—	(91,176)
Long-term debt borrowings, net of debt issuance costs	1,165,200	2,015	315	—	1,167,530
Long-term debt repayments	(1,158,088)	(43)	(11,082)	—	(1,169,213)
Intercompany dividends	—	(17,543)	(17,543)	35,086	—
Dividends paid to noncontrolling interests	—	—	(10,485)	—	(10,485)

Cash flow provided by (used in) financing activities	7,112	(20,022)	5,837	23,118	16,045

Effect of foreign currency exchange rate changes on cash	—	—	3,663	—	3,663

Increase in cash and cash equivalents	9,102	—	7,513	(11,968)	4,647
Cash and cash equivalents at beginning of period	7,322	—	88,288	(3,196)	92,414

Cash and cash equivalents at end of period	$16,424	$—	$95,801	$(15,164)	$97,061

II.	Supplementary Data
Quarterly Financial Information (Unaudited)

The following table presents summarized quarterly results:

	Quarter Ended
2009	March 28, 2009	June 20, 2009	October 10, 2009	January 2, 2010
	(In thousands)

Revenues, net	$1,596,590	$1,714,722	$1,938,173	$1,529,036
Gross margin	203,871	222,116	176,802	166,929
Income (loss) from continuing operations, net of income taxes	102,287	20,857	(53,436)	15,378
Income from discontinued operations, net of income taxes	122	265	445	807
Gain on disposal of discontinued operations, net of income taxes	1,308	—	—	—
Less: Net income attributable to noncontrolling interests	(897)	(977)	(830)	(1,244)
Net income (loss) attributable to Dole Food Company, Inc.	102,820	20,145	(53,821)	14,941
Basic earnings per share attributable to Dole Food Company, Inc.	$1.99	$0.39	$(1.04)	$0.18
Diluted earnings per share attributable to Dole Food Company, Inc.	$1.99	$0.39	$(1.04)	$0.18

	Quarter Ended
2008	March 22, 2008	June 14, 2008	October 4, 2008	January 3, 2009
	(In thousands)

Revenues, net	$1,728,345	$1,994,943	$2,256,334	$1,640,330
Gross margin	169,660	233,236	182,273	171,891
Income (loss) from continuing operations, net of income taxes	(25,453)	177,091	(2,342)	(2,371)
Loss from discontinued operations, net of income taxes	(2,821)	4,318	(21,760)	(7,128)
Gain on disposal of discontinued operations, net of income taxes	—	—	3,315	—
Less: Net income attributable to noncontrolling interests	(671)	(655)	(531)	13
Net income (loss) attributable to Dole Food Company, Inc.	(28,945)	180,754	(21,318)	(9,486)
Basic earnings per share attributable to Dole Food Company, Inc.	$(0.56)	$3.50	$(0.41)	$(0.18)
Diluted earnings per share attributable to Dole Food Company, Inc.	$(0.56)	$3.50	$(0.41)	$(0.18)

During the fourth quarter of 2009, Dole completed a $446 million initial public offering of 35.7 million common shares. Immediately prior to the initial public offering, Dole completed certain restructuring transactions which included a 51,710:1 share conversion. The above basic earnings per share reflected the effect of the share conversion.

During the second quarter of 2008, Dole approved and committed to a formal plan to divest its fresh-cut flowers operations (“Flowers transaction”). The first phase of the Flowers transaction was completed during the first quarter of 2009. The results of operations of the fresh-cut flowers operations have been classified as discontinued operations for all periods presented.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of January 2, 2010 (the end of our fiscal year) and concluded, based on this evaluation, that our disclosure controls and procedures were effective as of January 2, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the last fiscal quarter (the fiscal quarter ended January 2, 2010) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Annual Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for Dole. Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of January 2, 2010 (the end of our fiscal year), based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 2, 2010.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of January 2, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report in Item 8 of this report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning Directors, Executive Officers and Corporate Governance will be included in the Proxy Statement relating to the 2010 Annual Meeting of Stockholders to be filed within 120 days of the end of the Company’s fiscal year, and is incorporated herein by reference in response to this item.

Dole has adopted a code of ethics (as defined in Item 406 of the SEC’s Regulation S-K) applicable to our principal executive officer, principal financial officer and principal accounting officer. A copy of the code of ethics, which we call our Code of Conduct, and which applies to all directors and employees of Dole, is available on Dole’s web site at www.dole.com. We intend to post on our web site any amendments to, or waivers (with respect to our principal executive officer, principal financial officer and principal accounting officer) from, this Code of Conduct within four business days of any such amendment or waiver.

Item 11.	Executive Compensation

Information concerning Executive Compensation, including Corporate Compensation and Benefits Committee Report, will be included in the Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters will be included in the Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning Certain Relationships and Related Transactions, and Director Independence will be included in the Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference in response to this item.

Item 14.	Principal Accountant Fees and Services

Information as to Principal Accountant Fees and Services will be included in the Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference in response to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements: The following consolidated financial statements are included herein in Item 8 above.

		Form 10-K
		Page

	Audited Financial Statements for the Years Ended January, 2, 2010, January 3, 2009 and December 29, 2007	51
2.	Financial Statement Schedule
	Valuation and Qualifying Accounts	131
3.	Exhibits:

Exhibit Table to be updated by Dole Legal Department

Exhibit
Number	Title

3.1(a)	Amended and Restated Certificate of Incorporation of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.1 to Dole’s Current Report on Form 8-K filed with the Commission on October 29, 2009)
3.1(b)†	Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of January 12, 1988. Articles of Amendment to the Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke Arizona, Inc. Articles of Amendment to the Articles of Incorporation of Castle & Cooke Arizona, Inc., dated as of December 21, 1995, changed the company’s name to Calazo Corporation.
3.1(c)†	Articles of Incorporation of AG 1970, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1970, Inc., dated as of December 13, 1989
3.1(d)†	Articles of Incorporation of AG 1971, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1971, Inc., dated as of December 13, 1989
3.1(e)†	Articles of Incorporation of AG 1972, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1972, Inc., dated as of December 13, 1989
3.1(f)†	Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of February 10, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of March 18, 1996, changed the company’s name to Alyssum Corporation
3.1(g)†	Articles of Incorporation of Barclay Hollander Curci, Inc., dated as of February 28, 1969. Certificate of Amendment of Articles of Incorporation, dated as of February 1975, changed the company’s name to Barclay Hollander Corporation. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of November 26, 1980. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of June 11, 1990
3.1(h)†	Articles of Incorporation of Grandma Mac’s Orchard, dated as of August 27, 1976. Certificate of Amendment of Articles of Incorporation of Grandma Mac’s Orchard, dated as of January 6, 1988, changed the company’s name to Sun Giant, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant, Inc., dated as of March 4, 1988, changed the company’s name to Dole Bakersfield, Inc. Certificate of Amendment of Articles of Incorporation of Dole Bakersfield, Inc., dated as of June 11, 1990. Agreement of Merger of Bud Antle, Inc. and Dole Bakersfield, Inc., dated as of December 18, 2000, changed the company’s name to Bud Antle, Inc.

Exhibit
Number	Title

3.1(i)†	Articles of Incorporation of Lake Anderson Corporation, dated as of June 26, 1964. Certificate of Amendment of Articles of Incorporation, dated as of November 12, 1971. Certificate of Amendment of Articles of Incorporation, dated as of August 28, 1972, changed the company’s name to Oceanic California Inc. Certificate of Amendment of Articles of Incorporation, dated as of July 14, 1977. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of June 17, 1981. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke California, Inc. Certificate of Amendment of Articles of Incorporation of Castle & Cooke California, Inc., dated as of December 21, 1995, changed the company’s name to Calicahomes, Inc.
3.1(j)†	Articles of Incorporation of California Polaris, Inc., dated as of April 6, 1979
3.1(k)†	Articles of Incorporation of Dole ABPIK, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole ABPIK, Inc., dated as of December 13, 1989
3.1(l)†	Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of June 8, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of March 18, 1996, changed the company’s name to Dole Arizona Dried Fruit and Nut Company
3.1(m)†	Articles of Incorporation of CCJM, Inc., dated as of December 11, 1989. Certificate of Amendment of Articles of Incorporation of CCJM, Inc., dated as of September 9, 1991, changed the company’s name to Dole Carrot Company
3.1(n)†	Articles of Incorporation of Miracle Fruit Company, dated as of September 12, 1979. Certificate of Amendment of Articles of Incorporation of Miracle Fruit Company, dated as of October 1, 1979, changed the company’s name to Blue Goose Growers, Inc. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of June 11, 1990. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of February 15, 1991, changed the company’s name to Dole Citrus
3.1(o)†	Articles of Incorporation of Dole DF&N, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole DF&N, Inc., dated as of December 13, 1989
3.1(p)†	General Partnership Agreement of Dole Dried Fruit and Nut Company, a California general partnership, dated as of October 15, 1995
3.1(q)†	Articles of Incorporation of Canfield Farming Company, dated as of July 17, 1963. Certificate of Amendment of Articles of Incorporation of Canfield Farming Company, dated as of March 15, 1971, changed the company’s name to Tenneco Farming Company. Certificate of Amendment of Articles of Incorporation of Tenneco Farming Company, dated as of January 6, 1988, changed the company’s name to Sun Giant Farming, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant Farming, Inc., dated as of April 25, 1988, changed the company’s name to Dole Farming, Inc. Certificate of Amendment of Articles of Incorporation of Dole Farming, Inc., dated as of June 11, 1990
3.1(r)†	Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of July 14, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of January 2, 1990, changed the company’s name to Dole Fresh Vegetables, Inc.
3.1(s)†	Restated Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of October 15, 1986. Certificate of Amendment of Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of November 14, 1986. Certificate of Amendment of Articles of Incorporation, dated as of April 20, 1988, changed the company’s name to Dole Nut Company. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of January 28, 1998, changed the company’s name to Dole Orland, Inc.
3.1(t)†	Articles of Incorporation of S & J Ranch, Inc., dated as of December 15, 1952. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of September 27, 2000, changed the company’s name to Dole Visage, Inc.

Exhibit
Number	Title

3.1(u)†	Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of November 25, 1975. Certificate of Amendment of Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of July 25, 1984, changed the company’s name to E.T. Wall Company. Certificate of Amendment of Articles of Incorporation of E.T. Wall Company, dated as of June 11, 1990
3.1(v)†	Articles of Incorporation of Earlibest Orange Association, Inc., dated as of November 7, 1963. Certificate of Amendment of Articles of Incorporation of Earlibest Orange Association, Inc., dated as of December 13, 1989
3.1(w)†	Articles of Incorporation of The Citrus Company, dated as of February 1, 1984. Certificate of Amendment of Articles of Incorporation of The Citrus Company, dated as of February 16, 1984, changed the company’s name to Fallbrook Citrus Company, Inc. Certificate of Amendment of Articles of Incorporation, dated as of March 15, 1994. Certificate of Amendment of Articles of Incorporation of Fallbrook Citrus Company, Inc., dated as of June 11, 1990
3.1(x)†	Articles of Incorporation of Lindero Headquarters Company, Inc., dated as of February 12, 1998
3.1(y)†	Articles of Incorporation of Lindero Property, Inc., dated as of October 10, 1991
3.1(z)†	Articles of Incorporation of Oceanview Produce Company, dated as of June 15, 1989. Certificate of Amendment of Articles of Incorporation of Oceanview Produce Company, dated as of August 7, 1989
3.1(aa)†	Articles of Incorporation of Prairie Vista, Inc., dated as of November 23, 1953
3.1(ab)†	Articles of Incorporation of Kingsize Packing Co., dated as of February 5, 1990. Certificate of Amendment of Articles of Incorporation of Kingsize Packing Co., dated as of March 30, 1990, changed the company’s name to Royal Packing Co.
3.1(ac)†	Articles of Incorporation of Trojan Transport Co., dated as of August 31, 1955. Certificate of Amendment of Articles of Incorporation of Trojan Transport Co., dated as of July 31, 1956, changed the company’s name to Trojan Transportation and Warehouse Co. Certificate of Amendment of Articles of Incorporation of Trojan Transportation Co., dated as of January 24, 1961, changed the company’s name to Veltman Terminal Co.
3.1(ad)†	Certificate of Incorporation of Bananera Antillana (Columbia), Inc., dated as of November 16, 1977
3.1(ae)†	Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990. Certificate of Amendment of Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990
3.1(af)†	Certificate of Incorporation of Tenneco Sudan, Inc., dated as of June 8, 1977. Certificate of Amendment of Certificate of Incorporation of Tenneco Sudan, Inc., dated as of December 10, 1986, changed the company’s name to Tenneco Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Tenneco Realty Development Holding Corporation, dated as of April 21, 1988, changed the company’s name to Oceanic California Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Oceanic California Realty Development Holding Corporation, dated as of November 16, 1990, changed the company’s name to Castle & Cooke Bakersfield Holdings, Inc. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Bakersfield Holdings, Inc., dated as of March 18, 1996, changed the company’s name to Delphinium Corporation
3.1(ag)†	Certificate of Incorporation of Standard Banana Company, dated as of March 21, 1955. Certificate of Amendment of Certificate of Incorporation of Standard Banana Company, dated as of January 8, 1971, changed the company’s name to Standard Fruit Sales Company. Certificate of Amendment of Certificate of Incorporation of Standard Fruit Sales Company, dated as of June 6, 1973, changed the company’s name to Castle & Cooke Food Sales Company. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Food Sales Company, dated as of September 25, 1984, changed the company’s name to Dole Europe Company. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988
3.1(ah)†	Certificate of Incorporation of Castle Aviation, Inc., dated as of June 25, 1987. Certificate of Amendment of Certificate of Incorporation of Castle Aviation, Inc., dated as of April 10, 1992, changed the company’s name to Dole Foods Flight Operations, Inc.

Exhibit
Number	Title

3.1(aj)†	Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of November 7, 1927. Certificate of Ownership and Merger in Wenatchee-Beebe Orchard Company, dated as of June 23, 1943. Certificate of Amendment of Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of April 20, 1983, changed the company’s name to Beebe Orchard Company. Certificate of Merger of Wells and Wade Fruit Company and Beebe Orchard Company, dated as of March 23, 2001, changed the company’s name to Dole Northwest, Inc.
3.1(ak)†	Certificate of Incorporation of Dole Sunburst Express, Inc. Certificate of Amendment of Certificate of Incorporation of Dole Sunburst Express, Inc., dated as of July 21, 1996, changed the company’s name to Dole Sunfresh Express, Inc.
3.1(al)†	Certificate of Incorporation of Standard Fruit and Steamship Company, dated as of January 2, 1968
3.1(am)†	Certificate of Incorporation of Standard Fruit Company, dated as of March 14, 1955. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988
3.1(an)†	Certificate of Incorporation of Produce America, Inc., dated as of June 24, 1982. Certificate of Amendment of Certificate of Incorporation Before Payment of Capital of Produce America, Inc., dated as of October 29, 1982, changed the company’s name to CCFV, Inc. Certificate of Amendment of Certificate of Incorporation of CCFV, Inc., dated as of September 29, 1983, changed the company’s name to Sun Country Produce, Inc.
3.1(ao)†	Certificate of Incorporation of West Foods, Inc., dated as of March 9, 1973
3.1(ap)†	Certificate of Incorporation of Cool Advantage, Inc., dated as of December 14, 1998
3.1(aq)†	Articles of Incorporation of Cool Care Consulting, Inc., dated as of September 16, 1986. Articles of Amendment of Cool Care Consulting, Inc., dated as of April 4, 1996, changed the company’s name to Cool Care, Inc.
3.1(as)†	Articles of Incorporation of Saw Grass Transport, Inc., dated as of June 24, 1999
3.1(at)†	Articles of Incorporation of Castle & Cooke Development Corporation, dated as of June 8, 1992. Articles of Amendment to Change Corporate Name, dated as of March 1, 1993, changed the company’s name to Castle & Cooke Communities, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Blue Anthurium, Inc.
3.1(au)†	Articles of Incorporation of Dole Acquisition Corporation, dated as of October 13, 1994. Articles of Amendment to Change Corporate Name, dated as of January 10, 1995, changed the company’s name to Castle & Cooke Homes, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Cerulean, Inc.
3.1(av)†	Articles of Incorporation of Castle & Cooke Land Company, Inc., dated as of March 8, 1990. Articles of Amendment to Change Corporate Name, dated as of May 7, 1997, changed the company’s name to Dole Diversified, Inc.
3.1(aw)†	Articles of Association of Kohala Sugar Company, dated as of February 3, 1863. Articles of Amendment to Change Corporate Name, dated as of May 1, 1989, changed the company’s name to Dole Land Company, Inc.
3.1(ax)†	Articles of Incorporation of Dole Packaged Foods Corporation, dated as of April 4, 1990
3.1(ay)†	Articles of Association of Oceanic Properties, Inc., dated as of May 19, 1961. Articles of Amendment to Change Corporate Name, dated as of October 23, 1990, changed the company’s name to Castle & Cooke Properties, Inc. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to La Petite d’Agen, Inc.
3.1(az)†	Articles of Incorporation of Lanai Holdings, Inc., dated as of May 4, 1990. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of January 22, 1996, changed the company’s name to Malaga Company, Inc.
3.1(ba)†	Articles of Incorporation of M K Development, Inc., dated as of February 26, 1988. Articles of Amendment, dated as of November 26, 1990

Exhibit
Number	Title

3.1(bb)†	Articles of Incorporation of Mililani Town, Inc., dated as of December 29, 1966. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, December 24, 1990, changed the company’s name to Castle & Cooke Residential, Inc. Articles of Amendment to Change Corporate Name, dated as of October 21, 1993, changed the company’s name to Castle & Cooke Homes Hawaii, Inc. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Muscat, Inc.
3.1(bc)†	Articles of Incorporation of Oahu Transport Company, Limited, dated as of April 15, 1947. Articles of Amendment, dated as of July 24, 1987. Articles of Amendment, dated as of May 1997
3.1(bd)†	Articles of Incorporation of Wahiawa Water Company, Inc., dated as of June 24, 1975
3.1(be)†	Articles of Incorporation of Waialua Sugar Company, Inc., dated as of January 12, 1968. Certificate of Amendment, dated as of January 24, 1986
3.1(bf)†	Certificate of Incorporation of Lanai Company, Inc., dated as of June 15, 1970. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Zante Currant, Inc.
3.1(bg)†	Articles of Incorporation of Diversified Imports Co., dated as of December 1, 1987
3.1(bh)†	Articles of Incorporation of Dole Assets, Inc., dated as of September 9, 1997
3.1(bi)†	Articles of Incorporation of Dole Fresh Fruit Company, dated as of September 12, 1985
3.1(bj)†	Articles of Incorporation of Castle & Cooke Fresh Fruit, Inc., dated as of October 27, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Fruit Company, dated as of May 9, 1997, changed the company’s name to Dole Holdings Inc.
3.1(bk)†	Articles of Incorporation of Dole Logistics Services, Inc., dated as of February 4, 1993
3.1(bl)†	Articles of Incorporation of Dole Ocean Cargo Express, Inc., dated as of July 8, 1999
3.1(bm)†	Articles of Incorporation of Dole Ocean Liner Express, Inc., dated as of June 3, 1993
3.1(bn)†	Articles of Incorporation of Renaissance Capital Corporation, dated as of July 28, 1995
3.1(bo)†	Certificate of Incorporation of Sun Giant, Inc., dated as of December 8, 1987
3.1(bp)†	Certificate of Incorporation of Miradero Fishing Company, Inc., dated as of August 9, 1971
3.1(bq)†	Articles of Incorporation of DNW Services Company, dated as of June 4, 1998
3.1(br)†	Articles of Incorporation of Pacific Coast Truck Company, dated as of June 27, 1995
3.1(bs)†	Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of July 28, 1959. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of May 26, 1972. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of August 30, 1973. Amendment to Articles of Incorporation, dated as of June 25, 1976
3.1(bt)	Articles of Organization-Conversion of Dole Packaged Foods, LLC, dated as of December 30, 2005 (incorporated by reference to Exhibit 3.1(bt) to Dole’s Annual Report on Form 10-K for the year ended December 30, 2006)
3.2(a)	Amended and Restated Bylaws of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.2 to Dole’s Current Report on Form 8-K filed with the Commission on October 29, 2009)
3.2(b)†	Form of By-Laws of the Additional Registrants
3.2(c)	Limited Liability Agreement of Dole Packaged Foods, LLC, dated as of December 30, 2005 (incorporated by reference to Exhibit 3.2(c) to Dole’s Annual Report on Form 10-K for the year ended December 30, 2006)
4.1	Indenture, dated as of July 15, 1993, between Dole and Chase Manhattan Bank and Trust Company (formerly Chemical Trust Company of California) (incorporated by reference to Exhibit 4.1 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))

Exhibit
Number	Title

4.2	Form of First Supplemental Indenture, dated as of April 30, 2002, between Dole and J.P. Morgan Trust Company, National Association, to the Indenture dated as of July 15, 1993, pursuant to which $400 million of Dole’s senior notes due 2009 were issued (incorporated by reference to Exhibit 4.2 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))
4.3	Officers’ Certificate, dated August 3, 1993, pursuant to which $175 million of Dole’s debentures due 2013 were issued (incorporated by reference to Exhibit 4.3 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))
4.4	Second Supplemental Indenture, dated as of March 28, 2003, between Dole and Wells Fargo Bank, National Association (successor trustee to J.P. Morgan Trust Company), to the Indenture dated as of July 15, 1993 (incorporated by reference to Exhibit 4.4 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))
4.5	Agreement of Removal, Appointment and Acceptance, dated as of March 28, 2003, by and among Dole, J.P. Morgan Trust Company, National Association, successor in interest to Chemical Trust Company of California, as Prior Trustee, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.5 to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (File No. 333-106493))
4.6	Third Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.6 to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (File No. 333-106493))
4.7	Indenture, dated as of March 28, 2003, among Dole, the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee, pursuant to which $475 million of Dole’s 8 7/8% senior notes due 2011 were issued (incorporated by reference to Exhibit 4.7 to Amendment No. 1 to Dole’s Registration Statement on Form S-1 filed with the Commission on September 18, 2009 (File No. 333-161345))
4.8	First Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.8 to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (File No. 333-106493))
4.9	Form of Global Note and Guarantee for Dole’s 8 7/8% senior notes due 2011 (included as Exhibit B to Exhibit Number 4.7 hereto)
4.10	Form of Dole Food Company, Inc. Master Retirement Savings Trust Agreement, dated as of February 1, 1999, between Dole and The Northern Trust Company (incorporated by reference to Exhibit 4.13 to Amendment No. 1 to Dole’s Registration Statement on Form S-1 filed with the Commission on September 18, 2009 (File No. 333-161345))
4.11	Indenture, dated as of March 18, 2009, among Dole Food Company, Inc., the guarantors signatory thereto and U.S. Bank National Association, as trustee, pursuant to which $349,903,000 of Dole’s 13.875% senior secured notes due 2014 were issued (incorporated by reference to Exhibit 4.15 to Dole’s Current Report on Form 8-K filed with the Commission on March 24, 2009)
4.12	Form of Global Note for Dole’s 13.875% senior secured notes due 2014 (included as Exhibit A to Exhibit Number 4.11 hereto)
4.13	Form of Guarantee for Dole’s 13.875% senior secured notes due 2014 (included as Exhibit D to Exhibit 4.11 hereto)
4.14	Registration Rights Agreement, dated as of March 18, 2009, among Dole Food Company, Inc. and the guarantors named therein, as issuers, and Deutsche Bank Securities, Inc., Banc of America Securities LLC, Scotia Capital (USA) Inc., Rabo Securities USA, Inc. and Goldman, Sachs & Co., as initial purchasers (incorporated by reference to Exhibit 4.17 to Dole’s Current Report on Form 8-K filed with the Commission on March 24, 2009)
4.15	Form of Stock Certificate (incorporated by reference to Exhibit 4.18 to Amendment No. 6 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 22, 2009 (File No. 333-161345))

Exhibit
Number	Title

4.16	Indenture, dated as of September 25, 2009, among Dole Food Company, Inc., the guarantors signatory thereto and Deutsche Bank Trust Company Americas, as trustee, pursuant to which $315,000,000 of Dole’s 8% senior secured notes due 2016 were issued (incorporated by reference to Exhibit 99.1 to Dole’s Current Report on Form 8-K filed with the Commission on September 30, 2009)
4.17	Form of Global Note for Dole’s 8% senior secured notes due 2016 (included as Exhibit A to Exhibit 14.16 hereto)
4.18	Form of Guarantee for Dole’s 8% senior secured notes due 2016 (included as Exhibit D to Exhibit 14.16 hereto)
4.19	Registration Rights Agreement, dated as of September 25, 2009, among Dole Food Company, Inc. and the guarantors named therein, as issuers, and Deutsche Bank Securities, Inc., Banc of Americas Securities LLC, Wells Fargo Securities, LLC, Scotia Capital (USA) Inc. and Goldman, Sachs & Co., as initial purchasers (incorporated by reference to Exhibit 99.3 to Dole’s Current Report on Form 8-K filed with the Commission on September 30, 2009)
10.1	Credit Agreement, dated as of March 28, 2003, amended and restated as of April 18, 2005, further amended and restated as of April 12, 2006, as amended March 18, 2009, as further amended on October 26, 2009 and as further amended on March 2, 2010, among Dole Food Company, Inc., a Delaware corporation, Solvest, Ltd., a company organized under the laws of Bermuda, the Lenders from time to time party thereto, Deutsche Bank AG New York Branch, as Deposit Bank, Deutsche Bank AG New York Branch, as Administrative Agent, Banc of America Securities LLC, as Syndication Agent, The Bank of Nova Scotia and Rabobank International, as Co-Documentation Agents, and Deutsche Bank Securities Inc., as Lead Arranger and Sole Book Runner (incorporated by reference to Exhibit 10.1 to Dole’s Current Report on Form 8-K filed with the Commission on March 3, 2010)
10.2	Credit Agreement, dated as of April 12, 2006, as amended on March 18, 2009, as further amended on October 26, 2009 and as further amended on March 2, 2010, among Dole Food Company, Inc., a Delaware corporation, the Lenders party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, Wells Fargo Capital Finance, LLC and Bank of America, N.A., as Co-Syndication Agents, The Bank of Nova Scotia, COBANK ACB and U.S. Bank National Association, as C-Documentation Agents, Deutsche Bank Securities Inc., Wells Fargo Capital Finance, LLC and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Running Managers (incorporated by reference to Exhibit 10.2 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-4455)
10.3#	Dole’s Supplementary Executive Retirement Plan, Fourth Restatement, effective January 1, 2009 (incorporated by reference to Exhibit 10.5 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))
10.4#	Dole’s Excess Savings Plan, Restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.6 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))
10.5#	Amendment 2009-1, effective January 1, 2009, to Dole’s Excess Savings Plan (incorporated by reference to Exhibit 10.7 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))
10.6#	Dole’s Non-Employee Directors Deferred Cash Compensation Plan, as Amended and Restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.8 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))
10.7#	Severance Pay Plan for Employees of Dole Food Company, Inc. and Participating Divisions and Subsidiaries, dated December 30, 2008 (incorporated by reference to Exhibit 10.9 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))
10.8#	Amendment to Severance Pay Plan for Employees of Dole Food Company, Inc. and Participating Divisions and Subsidiaries, dated December 30, 2008 (incorporated by reference to Exhibit 10.10 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))

Exhibit
Number	Title

10.9#	Form of Change of Control Agreement entered into with Messrs. David H. Murdock, C. Michael Carter and Joseph S. Tesoriero (incorporated by reference to Exhibit 10.11 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))
10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to Amendment No. 4 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 14, 2009 (File No. 333-161345))
10.11	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Dole’s Registration Statement on Form S-1 filed with the Commission on September 24, 2009 (File No. 333-161345))
10.12*#	Dole Food Company, Inc. 2009 Stock Incentive Plan
10.13#	Form of Incentive Stock Option Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended October 10, 2009)
10.14#	Form of Non-Qualified Stock Option Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Amendment No. 6 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 22, 2009 (File No. 333-161345))
10.15#	Form of Restricted Stock Unit Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended October 10, 2009)
10.16*#	Form of Tier 1 Change of Control Agreement
10.17*#	Form of Tier 2 Change of Control Agreement
10.18#	Dole Food Company, Inc. Sustained Profit Growth Plan, effective January 1, 2007 (incorporated by reference to Exhibit 10.20 to Amendment No. 4 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 9, 2009 (File No. 333-161345))
10.19#	Dole Food Company, Inc. Sustained Profit Growth Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.21 to Amendment No. 4 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 9, 2009 (File No. 333-161345))
10.20#	Form of Restricted Stock Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 6 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 22, 2009 (File No. 333-161345))
10.21*#	Alternative Form of Restricted Stock Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan
10.22#	Form of Amendment to Form of Change of Control Agreement filed as Exhibit 10.9 (incorporated by reference to Exhibit 10.3 to Dole’s Current Report on Form 8-K filed with the Commission on January 11, 2010)
10.23#	Dole’s 2010 Management One-Year Incentive Plan (incorporated by reference to Exhibit 10.3 to Dole’s Current Report on Form 8-K filed with the Commission on March 3, 2010)
12*	Ratio of Earnings to Fixed Charges
21*	Subsidiaries of Dole Food Company, Inc.
23*	Consent of Deloitte & Touche LLP
31.1*	Certification by the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification by the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

†	Incorporated by reference to the correspondingly numbered exhibits to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (File No. 333-106493).

*	Filed herewith.

**	Furnished herewith.

#	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dole Food Company, Inc.
Registrant

By:	/s/ David A. DeLorenzo
David A. DeLorenzo
President and Chief Executive Officer

March 25, 2010

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

/s/ David H. Murdock David H. Murdock	Chairman and Director	March 25, 2010

/s/ David A. DeLorenzo David A. DeLorenzo	President and Chief Executive Officer and Director	March 25, 2010

/s/ Joseph S. Tesoriero Joseph S. Tesoriero	Executive Vice President and Chief Financial Officer	March 25, 2010

/s/ Yoon J. Hugh Yoon J. Hugh	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 25, 2010

/s/ Justin Murdock Justin Murdock	Vice President, New Products and Corporate Development and Director	March 25, 2010

/s/ Elaine L. Chao Elaine L. Chao	Director	March 25, 2010

/s/ Andrew J. Conrad Andrew J. Conrad	Director	March 25, 2010

/s/ Sherry Lansing Sherry Lansing	Director	March 25, 2010

/s/ Dennis M. Weinberg Dennis M. Weinberg	Director	March 25, 2010

DOLE FOOD COMPANY, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Charged to	Balance at
	Beginning			Other	End of
	of Period	Additions	Deductions(A)	Accounts(B)	Period
	(In thousands)

Year Ended January 2, 2010
Allowance for doubtful accounts
Trade receivables	$28,918	$21,014	$(12,921)	$(1,510)	$35,501
Notes and other current receivables	12,439	3,818	(2,727)	2,349	15,879
Long-term notes and other receivables	20,188	5,723	(3,533)	(1,165)	21,213
Year Ended January 3, 2009
Allowance for doubtful accounts
Trade receivables	$47,238	$8,438	$(25,513)	$(1,245)	$28,918
Notes and other current receivables	14,482	2,362	(2,764)	(1,641)	12,439
Long-term notes and other receivables	18,536	3,362	(3,005)	1,295	20,188
Year Ended December 29, 2007
Allowance for doubtful accounts
Trade receivables	$47,806	$18,060	$(18,918)	$290	$47,238
Notes and other current receivables	14,826	3,098	(3,428)	(14)	14,482
Long-term notes and other receivables	17,927	4,011	(7,205)	3,803	18,536

Note:

(A)	Includes write-offs of uncollectible amounts

(B)	Includes purchase accounting and transfers among balance sheet accounts

Exhibit Index

Exhibit Table to be updated by Dole Legal Department

Exhibit
Number	Title

3.1(a)	Amended and Restated Certificate of Incorporation of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.1 to Dole’s Current Report on Form 8-K filed with the Commission on October 29, 2009)
3.1(b)†	Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of January 12, 1988. Articles of Amendment to the Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke Arizona, Inc. Articles of Amendment to the Articles of Incorporation of Castle & Cooke Arizona, Inc., dated as of December 21, 1995, changed the company’s name to Calazo Corporation.
3.1(c)†	Articles of Incorporation of AG 1970, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1970, Inc., dated as of December 13, 1989
3.1(d)†	Articles of Incorporation of AG 1971, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1971, Inc., dated as of December 13, 1989
3.1(e)†	Articles of Incorporation of AG 1972, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1972, Inc., dated as of December 13, 1989
3.1(f)†	Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of February 10, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of March 18, 1996, changed the company’s name to Alyssum Corporation
3.1(g)†	Articles of Incorporation of Barclay Hollander Curci, Inc., dated as of February 28, 1969. Certificate of Amendment of Articles of Incorporation, dated as of February 1975, changed the company’s name to Barclay Hollander Corporation. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of November 26, 1980. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of June 11, 1990
3.1(h)†	Articles of Incorporation of Grandma Mac’s Orchard, dated as of August 27, 1976. Certificate of Amendment of Articles of Incorporation of Grandma Mac’s Orchard, dated as of January 6, 1988, changed the company’s name to Sun Giant, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant, Inc., dated as of March 4, 1988, changed the company’s name to Dole Bakersfield, Inc. Certificate of Amendment of Articles of Incorporation of Dole Bakersfield, Inc., dated as of June 11, 1990. Agreement of Merger of Bud Antle, Inc. and Dole Bakersfield, Inc., dated as of December 18, 2000, changed the company’s name to Bud Antle, Inc.
3.1(i)†	Articles of Incorporation of Lake Anderson Corporation, dated as of June 26, 1964. Certificate of Amendment of Articles of Incorporation, dated as of November 12, 1971. Certificate of Amendment of Articles of Incorporation, dated as of August 28, 1972, changed the company’s name to Oceanic California Inc. Certificate of Amendment of Articles of Incorporation, dated as of July 14, 1977. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of June 17, 1981. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke California, Inc. Certificate of Amendment of Articles of Incorporation of Castle & Cooke California, Inc., dated as of December 21, 1995, changed the company’s name to Calicahomes, Inc.
3.1(j)†	Articles of Incorporation of California Polaris, Inc., dated as of April 6, 1979
3.1(k)†	Articles of Incorporation of Dole ABPIK, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole ABPIK, Inc., dated as of December 13, 1989
3.1(l)†	Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of June 8, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of March 18, 1996, changed the company’s name to Dole Arizona Dried Fruit and Nut Company
3.1(m)†	Articles of Incorporation of CCJM, Inc., dated as of December 11, 1989. Certificate of Amendment of Articles of Incorporation of CCJM, Inc., dated as of September 9, 1991, changed the company’s name to Dole Carrot Company

Exhibit
Number	Title

3.1(n)†	Articles of Incorporation of Miracle Fruit Company, dated as of September 12, 1979. Certificate of Amendment of Articles of Incorporation of Miracle Fruit Company, dated as of October 1, 1979, changed the company’s name to Blue Goose Growers, Inc. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of June 11, 1990. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of February 15, 1991, changed the company’s name to Dole Citrus
3.1(o)†	Articles of Incorporation of Dole DF&N, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole DF&N, Inc., dated as of December 13, 1989
3.1(p)†	General Partnership Agreement of Dole Dried Fruit and Nut Company, a California general partnership, dated as of October 15, 1995
3.1(q)†	Articles of Incorporation of Canfield Farming Company, dated as of July 17, 1963. Certificate of Amendment of Articles of Incorporation of Canfield Farming Company, dated as of March 15, 1971, changed the company’s name to Tenneco Farming Company. Certificate of Amendment of Articles of Incorporation of Tenneco Farming Company, dated as of January 6, 1988, changed the company’s name to Sun Giant Farming, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant Farming, Inc., dated as of April 25, 1988, changed the company’s name to Dole Farming, Inc. Certificate of Amendment of Articles of Incorporation of Dole Farming, Inc., dated as of June 11, 1990
3.1(r)†	Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of July 14, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of January 2, 1990, changed the company’s name to Dole Fresh Vegetables, Inc.
3.1(s)†	Restated Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of October 15, 1986. Certificate of Amendment of Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of November 14, 1986. Certificate of Amendment of Articles of Incorporation, dated as of April 20, 1988, changed the company’s name to Dole Nut Company. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of January 28, 1998, changed the company’s name to Dole Orland, Inc.
3.1(t)†	Articles of Incorporation of S & J Ranch, Inc., dated as of December 15, 1952. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of September 27, 2000, changed the company’s name to Dole Visage, Inc.
3.1(u)†	Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of November 25, 1975. Certificate of Amendment of Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of July 25, 1984, changed the company’s name to E.T. Wall Company. Certificate of Amendment of Articles of Incorporation of E.T. Wall Company, dated as of June 11, 1990
3.1(v)†	Articles of Incorporation of Earlibest Orange Association, Inc., dated as of November 7, 1963. Certificate of Amendment of Articles of Incorporation of Earlibest Orange Association, Inc., dated as of December 13, 1989
3.1(w)†	Articles of Incorporation of The Citrus Company, dated as of February 1, 1984. Certificate of Amendment of Articles of Incorporation of The Citrus Company, dated as of February 16, 1984, changed the company’s name to Fallbrook Citrus Company, Inc. Certificate of Amendment of Articles of Incorporation, dated as of March 15, 1994. Certificate of Amendment of Articles of Incorporation of Fallbrook Citrus Company, Inc., dated as of June 11, 1990
3.1(x)†	Articles of Incorporation of Lindero Headquarters Company, Inc., dated as of February 12, 1998
3.1(y)†	Articles of Incorporation of Lindero Property, Inc., dated as of October 10, 1991
3.1(z)†	Articles of Incorporation of Oceanview Produce Company, dated as of June 15, 1989. Certificate of Amendment of Articles of Incorporation of Oceanview Produce Company, dated as of August 7, 1989
3.1(aa)†	Articles of Incorporation of Prairie Vista, Inc., dated as of November 23, 1953

Exhibit
Number	Title

3.1(ab)†	Articles of Incorporation of Kingsize Packing Co., dated as of February 5, 1990. Certificate of Amendment of Articles of Incorporation of Kingsize Packing Co., dated as of March 30, 1990, changed the company’s name to Royal Packing Co.
3.1(ac)†	Articles of Incorporation of Trojan Transport Co., dated as of August 31, 1955. Certificate of Amendment of Articles of Incorporation of Trojan Transport Co., dated as of July 31, 1956, changed the company’s name to Trojan Transportation and Warehouse Co. Certificate of Amendment of Articles of Incorporation of Trojan Transportation Co., dated as of January 24, 1961, changed the company’s name to Veltman Terminal Co.
3.1(ad)†	Certificate of Incorporation of Bananera Antillana (Columbia), Inc., dated as of November 16, 1977
3.1(ae)†	Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990. Certificate of Amendment of Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990
3.1(af)†	Certificate of Incorporation of Tenneco Sudan, Inc., dated as of June 8, 1977. Certificate of Amendment of Certificate of Incorporation of Tenneco Sudan, Inc., dated as of December 10, 1986, changed the company’s name to Tenneco Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Tenneco Realty Development Holding Corporation, dated as of April 21, 1988, changed the company’s name to Oceanic California Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Oceanic California Realty Development Holding Corporation, dated as of November 16, 1990, changed the company’s name to Castle & Cooke Bakersfield Holdings, Inc. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Bakersfield Holdings, Inc., dated as of March 18, 1996, changed the company’s name to Delphinium Corporation
3.1(ag)†	Certificate of Incorporation of Standard Banana Company, dated as of March 21, 1955. Certificate of Amendment of Certificate of Incorporation of Standard Banana Company, dated as of January 8, 1971, changed the company’s name to Standard Fruit Sales Company. Certificate of Amendment of Certificate of Incorporation of Standard Fruit Sales Company, dated as of June 6, 1973, changed the company’s name to Castle & Cooke Food Sales Company. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Food Sales Company, dated as of September 25, 1984, changed the company’s name to Dole Europe Company. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988
3.1(ah)†	Certificate of Incorporation of Castle Aviation, Inc., dated as of June 25, 1987. Certificate of Amendment of Certificate of Incorporation of Castle Aviation, Inc., dated as of April 10, 1992, changed the company’s name to Dole Foods Flight Operations, Inc.
3.1(aj)†	Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of November 7, 1927. Certificate of Ownership and Merger in Wenatchee-Beebe Orchard Company, dated as of June 23, 1943. Certificate of Amendment of Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of April 20, 1983, changed the company’s name to Beebe Orchard Company. Certificate of Merger of Wells and Wade Fruit Company and Beebe Orchard Company, dated as of March 23, 2001, changed the company’s name to Dole Northwest, Inc.
3.1(ak)†	Certificate of Incorporation of Dole Sunburst Express, Inc. Certificate of Amendment of Certificate of Incorporation of Dole Sunburst Express, Inc., dated as of July 21, 1996, changed the company’s name to Dole Sunfresh Express, Inc.
3.1(al)†	Certificate of Incorporation of Standard Fruit and Steamship Company, dated as of January 2, 1968
3.1(am)†	Certificate of Incorporation of Standard Fruit Company, dated as of March 14, 1955. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988
3.1(an)†	Certificate of Incorporation of Produce America, Inc., dated as of June 24, 1982. Certificate of Amendment of Certificate of Incorporation Before Payment of Capital of Produce America, Inc., dated as of October 29, 1982, changed the company’s name to CCFV, Inc. Certificate of Amendment of Certificate of Incorporation of CCFV, Inc., dated as of September 29, 1983, changed the company’s name to Sun Country Produce, Inc.
3.1(ao)†	Certificate of Incorporation of West Foods, Inc., dated as of March 9, 1973
3.1(ap)†	Certificate of Incorporation of Cool Advantage, Inc., dated as of December 14, 1998

Exhibit
Number	Title

3.1(aq)†	Articles of Incorporation of Cool Care Consulting, Inc., dated as of September 16, 1986. Articles of Amendment of Cool Care Consulting, Inc., dated as of April 4, 1996, changed the company’s name to Cool Care, Inc.
3.1(as)†	Articles of Incorporation of Saw Grass Transport, Inc., dated as of June 24, 1999
3.1(at)†	Articles of Incorporation of Castle & Cooke Development Corporation, dated as of June 8, 1992. Articles of Amendment to Change Corporate Name, dated as of March 1, 1993, changed the company’s name to Castle & Cooke Communities, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Blue Anthurium, Inc.
3.1(au)†	Articles of Incorporation of Dole Acquisition Corporation, dated as of October 13, 1994. Articles of Amendment to Change Corporate Name, dated as of January 10, 1995, changed the company’s name to Castle & Cooke Homes, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Cerulean, Inc.
3.1(av)†	Articles of Incorporation of Castle & Cooke Land Company, Inc., dated as of March 8, 1990. Articles of Amendment to Change Corporate Name, dated as of May 7, 1997, changed the company’s name to Dole Diversified, Inc.
3.1(aw)†	Articles of Association of Kohala Sugar Company, dated as of February 3, 1863. Articles of Amendment to Change Corporate Name, dated as of May 1, 1989, changed the company’s name to Dole Land Company, Inc.
3.1(ax)†	Articles of Incorporation of Dole Packaged Foods Corporation, dated as of April 4, 1990
3.1(ay)†	Articles of Association of Oceanic Properties, Inc., dated as of May 19, 1961. Articles of Amendment to Change Corporate Name, dated as of October 23, 1990, changed the company’s name to Castle & Cooke Properties, Inc. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to La Petite d’Agen, Inc.
3.1(az)†	Articles of Incorporation of Lanai Holdings, Inc., dated as of May 4, 1990. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of January 22, 1996, changed the company’s name to Malaga Company, Inc.
3.1(ba)†	Articles of Incorporation of M K Development, Inc., dated as of February 26, 1988. Articles of Amendment, dated as of November 26, 1990
3.1(bb)†	Articles of Incorporation of Mililani Town, Inc., dated as of December 29, 1966. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, December 24, 1990, changed the company’s name to Castle & Cooke Residential, Inc. Articles of Amendment to Change Corporate Name, dated as of October 21, 1993, changed the company’s name to Castle & Cooke Homes Hawaii, Inc. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Muscat, Inc.
3.1(bc)†	Articles of Incorporation of Oahu Transport Company, Limited, dated as of April 15, 1947. Articles of Amendment, dated as of July 24, 1987. Articles of Amendment, dated as of May 1997
3.1(bd)†	Articles of Incorporation of Wahiawa Water Company, Inc., dated as of June 24, 1975
3.1(be)†	Articles of Incorporation of Waialua Sugar Company, Inc., dated as of January 12, 1968. Certificate of Amendment, dated as of January 24, 1986
3.1(bf)†	Certificate of Incorporation of Lanai Company, Inc., dated as of June 15, 1970. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Zante Currant, Inc.
3.1(bg)†	Articles of Incorporation of Diversified Imports Co., dated as of December 1, 1987
3.1(bh)†	Articles of Incorporation of Dole Assets, Inc., dated as of September 9, 1997
3.1(bi)†	Articles of Incorporation of Dole Fresh Fruit Company, dated as of September 12, 1985
3.1(bj)†	Articles of Incorporation of Castle & Cooke Fresh Fruit, Inc., dated as of October 27, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Fruit Company, dated as of May 9, 1997, changed the company’s name to Dole Holdings Inc.
3.1(bk)†	Articles of Incorporation of Dole Logistics Services, Inc., dated as of February 4, 1993

Exhibit
Number	Title

3.1(bl)†	Articles of Incorporation of Dole Ocean Cargo Express, Inc., dated as of July 8, 1999
3.1(bm)†	Articles of Incorporation of Dole Ocean Liner Express, Inc., dated as of June 3, 1993
3.1(bn)†	Articles of Incorporation of Renaissance Capital Corporation, dated as of July 28, 1995
3.1(bo)†	Certificate of Incorporation of Sun Giant, Inc., dated as of December 8, 1987
3.1(bp)†	Certificate of Incorporation of Miradero Fishing Company, Inc., dated as of August 9, 1971
3.1(bq)†	Articles of Incorporation of DNW Services Company, dated as of June 4, 1998
3.1(br)†	Articles of Incorporation of Pacific Coast Truck Company, dated as of June 27, 1995
3.1(bs)†	Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of July 28, 1959. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of May 26, 1972. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of August 30, 1973. Amendment to Articles of Incorporation, dated as of June 25, 1976
3.1(bt)	Articles of Organization-Conversion of Dole Packaged Foods, LLC, dated as of December 30, 2005 (incorporated by reference to Exhibit 3.1(bt) to Dole’s Annual Report on Form 10-K for the year ended December 30, 2006)
3.2(a)	Amended and Restated Bylaws of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.2 to Dole’s Current Report on Form 8-K filed with the Commission on October 29, 2009)
3.2(b)†	Form of By-Laws of the Additional Registrants
3.2(c)	Limited Liability Agreement of Dole Packaged Foods, LLC, dated as of December 30, 2005 (incorporated by reference to Exhibit 3.2(c) to Dole’s Annual Report on Form 10-K for the year ended December 30, 2006)
4.1	Indenture, dated as of July 15, 1993, between Dole and Chase Manhattan Bank and Trust Company (formerly Chemical Trust Company of California) (incorporated by reference to Exhibit 4.1 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))
4.2	Form of First Supplemental Indenture, dated as of April 30, 2002, between Dole and J.P. Morgan Trust Company, National Association, to the Indenture dated as of July 15, 1993, pursuant to which $400 million of Dole’s senior notes due 2009 were issued (incorporated by reference to Exhibit 4.2 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))
4.3	Officers’ Certificate, dated August 3, 1993, pursuant to which $175 million of Dole’s debentures due 2013 were issued (incorporated by reference to Exhibit 4.3 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))
4.4	Second Supplemental Indenture, dated as of March 28, 2003, between Dole and Wells Fargo Bank, National Association (successor trustee to J.P. Morgan Trust Company), to the Indenture dated as of July 15, 1993 (incorporated by reference to Exhibit 4.4 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))
4.5	Agreement of Removal, Appointment and Acceptance, dated as of March 28, 2003, by and among Dole, J.P. Morgan Trust Company, National Association, successor in interest to Chemical Trust Company of California, as Prior Trustee, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.5 to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (File No. 333-106493))
4.6	Third Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.6 to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (File No. 333-106493))
4.7	Indenture, dated as of March 28, 2003, among Dole, the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee, pursuant to which $475 million of Dole’s 8 7/8% senior notes due 2011 were issued (incorporated by reference to Exhibit 4.7 to Amendment No. 1 to Dole’s Registration Statement on Form S-1 filed with the Commission on September 18, 2009 (File No. 333-161345))

Exhibit
Number	Title

4.8	First Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.8 to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (File No. 333-106493))
4.9	Form of Global Note and Guarantee for Dole’s 8 7/8% senior notes due 2011 (included as Exhibit B to Exhibit Number 4.7 hereto)
4.10	Form of Dole Food Company, Inc. Master Retirement Savings Trust Agreement, dated as of February 1, 1999, between Dole and The Northern Trust Company (incorporated by reference to Exhibit 4.13 to Amendment No. 1 to Dole’s Registration Statement on Form S-1 filed with the Commission on September 18, 2009 (File No. 333-161345))
4.11	Indenture, dated as of March 18, 2009, among Dole Food Company, Inc., the guarantors signatory thereto and U.S. Bank National Association, as trustee, pursuant to which $349,903,000 of Dole’s 13.875% senior secured notes due 2014 were issued (incorporated by reference to Exhibit 4.15 to Dole’s Current Report on Form 8-K filed with the Commission on March 24, 2009)
4.12	Form of Global Note for Dole’s 13.875% senior secured notes due 2014 (included as Exhibit A to Exhibit Number 4.11 hereto)
4.13	Form of Guarantee for Dole’s 13.875% senior secured notes due 2014 (included as Exhibit D to Exhibit 4.11 hereto)
4.14	Registration Rights Agreement, dated as of March 18, 2009, among Dole Food Company, Inc. and the guarantors named therein, as issuers, and Deutsche Bank Securities, Inc., Banc of America Securities LLC, Scotia Capital (USA) Inc., Rabo Securities USA, Inc. and Goldman, Sachs & Co., as initial purchasers (incorporated by reference to Exhibit 4.17 to Dole’s Current Report on Form 8-K filed with the Commission on March 24, 2009)
4.15	Form of Stock Certificate (incorporated by reference to Exhibit 4.18 to Amendment No. 6 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 22, 2009 (File No. 333-161345))
4.16	Indenture, dated as of September 25, 2009, among Dole Food Company, Inc., the guarantors signatory thereto and Deutsche Bank Trust Company Americas, as trustee, pursuant to which $315,000,000 of Dole’s 8% senior secured notes due 2016 were issued (incorporated by reference to Exhibit 99.1 to Dole’s Current Report on Form 8-K filed with the Commission on September 30, 2009)
4.17	Form of Global Note for Dole’s 8% senior secured notes due 2016 (included as Exhibit A to Exhibit 14.16 hereto)
4.18	Form of Guarantee for Dole’s 8% senior secured notes due 2016 (included as Exhibit D to Exhibit 14.16 hereto)
4.19	Registration Rights Agreement, dated as of September 25, 2009, among Dole Food Company, Inc. and the guarantors named therein, as issuers, and Deutsche Bank Securities, Inc., Banc of Americas Securities LLC, Wells Fargo Securities, LLC, Scotia Capital (USA) Inc. and Goldman, Sachs & Co., as initial purchasers (incorporated by reference to Exhibit 99.3 to Dole’s Current Report on Form 8-K filed with the Commission on September 30, 2009)
10.1	Credit Agreement, dated as of March 28, 2003, amended and restated as of April 18, 2005, further amended and restated as of April 12, 2006, as amended March 18, 2009, as further amended on October 26, 2009 and as further amended on March 2, 2010, among Dole Food Company, Inc., a Delaware corporation, Solvest, Ltd., a company organized under the laws of Bermuda, the Lenders from time to time party thereto, Deutsche Bank AG New York Branch, as Deposit Bank, Deutsche Bank AG New York Branch, as Administrative Agent, Banc of America Securities LLC, as Syndication Agent, The Bank of Nova Scotia and Rabobank International, as Co-Documentation Agents, and Deutsche Bank Securities Inc., as Lead Arranger and Sole Book Runner (incorporated by reference to Exhibit 10.1 to Dole’s Current Report on Form 8-K filed with the Commission on March 3, 2010)

Exhibit
Number	Title

10.2	Credit Agreement, dated as of April 12, 2006, as amended on March 18, 2009, as further amended on October 26, 2009 and as further amended on March 2, 2010, among Dole Food Company, Inc., a Delaware corporation, the Lenders party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, Wells Fargo Capital Finance, LLC and Bank of America, N.A., as Co-Syndication Agents, The Bank of Nova Scotia, COBANK ACB and U.S. Bank National Association, as C-Documentation Agents, Deutsche Bank Securities Inc., Wells Fargo Capital Finance, LLC and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Running Managers (incorporated by reference to Exhibit 10.2 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-4455)
10.3#	Dole’s Supplementary Executive Retirement Plan, Fourth Restatement, effective January 1, 2009 (incorporated by reference to Exhibit 10.5 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))
10.4#	Dole’s Excess Savings Plan, Restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.6 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))
10.5#	Amendment 2009-1, effective January 1, 2009, to Dole’s Excess Savings Plan (incorporated by reference to Exhibit 10.7 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))
10.6#	Dole’s Non-Employee Directors Deferred Cash Compensation Plan, as Amended and Restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.8 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))
10.7#	Severance Pay Plan for Employees of Dole Food Company, Inc. and Participating Divisions and Subsidiaries, dated December 30, 2008 (incorporated by reference to Exhibit 10.9 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))
10.8#	Amendment to Severance Pay Plan for Employees of Dole Food Company, Inc. and Participating Divisions and Subsidiaries, dated December 30, 2008 (incorporated by reference to Exhibit 10.10 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))
10.9#	Form of Change of Control Agreement entered into with Messrs. David H. Murdock, C. Michael Carter and Joseph S. Tesoriero (incorporated by reference to Exhibit 10.11 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))
10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to Amendment No. 4 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 14, 2009 (File No. 333-161345))
10.11	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Dole’s Registration Statement on Form S-1 filed with the Commission on September 24, 2009 (File No. 333-161345))
10.12*#	Dole Food Company, Inc. 2009 Stock Incentive Plan
10.13#	Form of Incentive Stock Option Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended October 10, 2009)
10.14#	Form of Non-Qualified Stock Option Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Amendment No. 6 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 22, 2009 (File No. 333-161345))
10.15#	Form of Restricted Stock Unit Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended October 10, 2009)
10.16*#	Form of Tier 1 Change of Control Agreement
10.17*#	Form of Tier 2 Change of Control Agreement

Exhibit
Number	Title

10.18#	Dole Food Company, Inc. Sustained Profit Growth Plan, effective January 1, 2007 (incorporated by reference to Exhibit 10.20 to Amendment No. 4 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 9, 2009 (File No. 333-161345))
10.19#	Dole Food Company, Inc. Sustained Profit Growth Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.21 to Amendment No. 4 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 9, 2009 (File No. 333-161345))
10.20#	Form of Restricted Stock Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 6 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 22, 2009 (File No. 333-161345))
10.21*#	Alternative Form of Restricted Stock Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan
10.22#	Form of Amendment to Form of Change of Control Agreement filed as Exhibit 10.9 (incorporated by reference to Exhibit 10.3 to Dole’s Current Report on Form 8-K filed with the Commission on January 11, 2010)
10.23#	Dole’s 2010 Management One-Year Incentive Plan (incorporated by reference to Exhibit 10.3 to Dole’s Current Report on Form 8-K filed with the Commission on March 3, 2010)
12*	Ratio of Earnings to Fixed Charges
21*	Subsidiaries of Dole Food Company, Inc.
23*	Consent of Deloitte & Touche LLP
31.1*	Certification by the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification by the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

†	Incorporated by reference to the correspondingly numbered exhibits to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (File No. 333-106493).

*	Filed herewith.

**	Furnished herewith.

#	Management compensatory plan or arrangement.