Form 10-Q
period 2010-03-27
DOLE FOOD CO INC
filed 2010-05-10
CIK 18169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 6, 2010

Common Stock, $0.001 Par Value	88,227,289

DOLE FOOD COMPANY, INC.

PART I.
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended
	March 27,	March 28,
	2010	2009
	(In thousands, except per
	share data)

Revenues, net	$1,605,874	$1,596,590
Cost of products sold	(1,433,667)	(1,392,719)

Gross margin	172,207	203,871
Selling, marketing and general and administrative expenses	(115,198)	(97,406)
Gain on asset sales (Note 12)	1,971	16,634

Operating income	58,980	123,099
Other income (expense), net	4,607	21,952
Interest income	1,602	1,636
Interest expense	(41,050)	(37,546)

Income from continuing operations before income taxes and equity earnings	24,139	109,141
Income taxes	(3,175)	(8,048)
Earnings from equity method investments	1,451	1,194

Income from continuing operations, net of income taxes	22,415	102,287
Income from discontinued operations, net of income taxes	347	122
Gain on disposal of discontinued operations, net of income taxes	—	1,308

Net income	22,762	103,717
Less: Net income attributable to noncontrolling interests	(609)	(897)

Net income attributable to Dole Food Company, Inc.	$22,153	$102,820

Earnings per share — Basic and Diluted (Note 15):
Income from continuing operations — Basic and Diluted	$0.26	$1.98
Net income attributable to Dole Food Company, Inc. — Basic and Diluted	$0.25	$1.99

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 27,	January 2,
	2010	2010
	(In thousands, except per
	share data)

ASSETS
Cash and cash equivalents	$197,555	$119,670
Receivables, net of allowances of $50,997 and $51,380, respectively	807,762	726,157
Inventories	717,930	718,191
Prepaid expenses	68,173	68,665
Deferred income tax assets	9,500	8,496
Assets held-for-sale	96,949	96,020

Total current assets	1,897,869	1,737,199
Restricted deposits (Note 13)	21,250	23,290
Investments	81,865	85,004
Property, plant and equipment, net of accumulated depreciation of $1,086,982 and $1,069,299, respectively	946,086	962,247
Goodwill	407,247	407,247
Intangible assets, net	704,960	705,853
Other assets, net	183,107	186,183

Total assets	$4,242,384	$4,107,023

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$509,396	$474,399
Accrued liabilities	461,630	440,840
Current portion of long-term debt	77,306	8,017
Notes payable	37,244	37,308

Total current liabilities	1,085,576	960,564
Long-term debt	1,566,254	1,552,680
Deferred income tax liabilities	201,096	204,567
Other long-term liabilities	502,702	523,233
Contingencies (Note 11)
Shareholders’ equity
Preferred stock — $0.001 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock — $0.001 par value; 300,000 shares authorized, 88,233 shares issued and outstanding as of March 27, 2010 and January 2, 2010	88	88
Additional paid-in capital	770,352	768,973
Retained earnings	127,360	105,207
Accumulated other comprehensive loss	(38,210)	(35,293)

Equity attributable to Dole Food Company, Inc.	859,590	838,975
Equity attributable to noncontrolling interests	27,166	27,004

Total shareholders’ equity	886,756	865,979

Total liabilities and shareholders’ equity	$4,242,384	$4,107,023

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended
	March 27,	March 28,
	2010	2009
	(In thousands)

Operating Activities
Net income	$22,762	$103,717
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	26,267	26,929
Share-based compensation expense	1,379	—
Net unrealized gains on financial instruments	(7,122)	(37,035)
Asset write-offs and net gain on sale of assets	(2,502)	(20,003)
Earnings from equity method investments	(1,451)	(1,194)
Amortization of debt discounts and debt issuance costs	2,172	926
Write-off of debt issuance costs	4,650	5,222
Provision for deferred income taxes	(3,064)	2,361
Pension and other postretirement benefit plan expense	3,475	3,111
Other	—	40
Changes in operating assets and liabilities:
Receivables	(73,598)	(33,626)
Inventories	185	8,581
Prepaid expenses and other assets	5,117	(17,084)
Income taxes	1,046	821
Accounts payable	44,450	287
Accrued liabilities	(185)	(5,810)
Other long-term liabilities	(4,831)	1,720

Cash flow provided by operating activities	18,750	38,963
Investing Activities
Proceeds from sales of assets and businesses, net of cash disposed	9,741	56,437
Capital expenditures	(10,130)	(11,342)
Restricted deposits	2,040	—
Other	(45)	(8)

Cash flow provided by investing activities	1,606	45,087
Financing Activities
Short-term debt borrowings, net of repayments	(12,136)	84
Long-term debt borrowings	899,419	595,717
Long-term debt repayments	(811,756)	(685,216)
Payment of debt issuance costs	(15,858)	(17,760)
Payment of initial public offering costs	(733)	—
Dividends paid to noncontrolling interests	(430)	(180)

Cash flow provided by (used in) financing activities	58,506	(107,355)

Effect of foreign currency exchange rate changes on cash	(977)	(1,579)

Increase (decrease) in cash and cash equivalents	77,885	(24,884)
Cash and cash equivalents at beginning of period	119,670	90,829

Cash and cash equivalents at end of period	$197,555	$65,945

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued
(Unaudited)

Supplemental cash flow information

At March 27, 2010 and January 2, 2010, accounts payable included approximately $6.7 million and $6.1 million, respectively, for capital additions. Of the $6.1 million of capital additions included in accounts payable at January 2, 2010, approximately $3.5 million had been paid during the quarter ended March 27, 2010. Approximately $4.3 million had been paid during the quarter ended March 28, 2009 related to $6.7 million of capital additions included in accounts payable at January 3, 2009.

For the quarter ended March 28, 2009, changes in operating assets and liabilities for prepaid expenses and other assets included a $10 million provisional payment made to the European Commission (“EC”) during January 2009 related to the EC’s Antitrust Decision. Refer to Note 11 — Contingencies for further information.

In addition to proceeds from asset sales of $56.4 million for the quarter ended March 28, 2009, $25.9 million of long-term debt was assumed by the buyer of the fresh-cut flowers subsidiaries, therefore providing a total benefit to Dole of $82.3 million from asset sales. During the fourth quarter of 2008, the fresh-cut flowers subsidiaries borrowed $25.9 million and Dole’s cash balance at January 3, 2009 reflected the cash proceeds from this transaction. The debt ceased to be an obligation of Dole upon the closing of the first phase of the Flowers transaction during the first quarter of 2009.

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated Other
					Comprehensive Income (Loss)
					Pension &			Equity
	Common		Additional		Other	Cumulative	Unrealized	Attributable	Total
	Shares	Common	Paid-In	Retained	Postretirement	Translation	Gains (Losses)	to Noncontrolling	Shareholders’	Comprehensive
	Outstanding	Stock	Capital	Earnings	Benefits	Adjustment	on Hedges	Interests	Equity	Income (Loss)
						(In thousands)

Balance at January 3, 2009	51,710	$51	$409,630	$36,122	$(40,960)	$27,187	$(29,130)	$30,259	$433,159
Net income	—	—	—	102,820	—	—	—	897	103,717	$103,717
Dividends paid	—	—	—	—	—	—	—	(180)	(180)	—
Unrealized foreign currency translation and hedging gains	—	—	—	—	—	(12,750)	421	(16)	(12,345)	(12,345)
Reclassification of realized loss to net income	—	—	—	—	—	—	546	—	546	546
Change in employee benefit plans, net of income taxes	—	—	—	—	(58)	—	—	—	(58)	(58)

Balance at March 28, 2009	51,710	$51	$409,630	$138,942	$(41,018)	$14,437	$(28,163)	$30,960	$524,839	$91,860

Balance at January 2, 2010	88,233	$88	$768,973	$105,207	$(52,393)	$38,226	$(21,126)	$27,004	$865,979
Net income	—	—	—	22,153	—	—	—	609	22,762	$22,762
Share-based compensation	—	—	1,379	—	—	—	—	—	1,379	—
Dividends paid	—	—	—	—	—	—	—	(430)	(430)	—
Unrealized foreign currency translation and hedging gains, net of income taxes	—	—	—	—	—	(12,876)	8,802	(17)	(4,091)	(4,091)
Reclassification of realized loss to net income	—	—	—	—	—	—	1,157	—	1,157	1,157

Balance at March 27, 2010	88,233	$88	$770,352	$127,360	$(52,393)	$25,350	$(11,167)	$27,166	$886,756	$19,828

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) include all adjustments necessary, which are of a normal recurring nature, to present fairly Dole’s financial position, results of operations and cash flows. Dole operates under a 52/53-week year. The quarters ended March 27, 2010 and March 28, 2009 are twelve weeks in duration. For a summary of significant accounting policies and additional information relating to Dole’s financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of Dole’s Annual Report on Form 10-K (“Form 10-K”) for the year ended January 2, 2010.

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

In March 2003, Dole completed a going-private merger transaction. As a result of the transaction, Dole became wholly-owned by David H. Murdock, Dole’s Chairman. On October 28, 2009, Dole completed a $446 million initial public offering (“IPO”) of 35,715,000 common shares at $12.50 per share. On October 23, 2009, Dole’s common stock began trading on the New York Stock Exchange under the ticker symbol “DOLE.” At the completion of the IPO, Dole’s chairman, David H. Murdock, and his affiliates beneficially own approximately 51,710,000 common shares, or 58.6% of Dole’s outstanding common shares.

NOTE 2 — RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

During May 2009, the Financial Accounting Standards Board (“FASB”) issued a statement which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events (“Topic 855”) — Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 amends the previous guidance on subsequent events and no longer requires Securities and Exchange Commission (“SEC”) filers to disclose the date through which subsequent events have been evaluated. The subsequent event provisions are effective for interim and annual reporting periods ending after June 15, 2009 and were effective for Dole beginning in the first quarter of fiscal 2010. The adoption of this standard had no impact on Dole’s financial position, results of operations, or cash flows.

During June 2009, the FASB issued ASU No. 2009-17, Consolidations (“Topic 810”) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 amended the consolidation guidance applicable to variable interest entities (“VIE”) and changed the approach for determining the primary beneficiary of a VIE. Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise’s involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. This accounting guidance is effective for annual periods beginning after November 15, 2009 and was effective for Dole beginning in the first quarter of fiscal 2010. The adoption of this standard had no impact on Dole’s results of operations or financial position.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 3 — OTHER INCOME (EXPENSE), NET

Included in other income (expense), net in Dole’s condensed consolidated statements of operations for the quarters ended March 27, 2010 and March 28, 2009 are the following items:

	Quarter Ended
	March 27,	March 28,
	2010	2009
	(In thousands)

Unrealized gain (loss) on the cross currency swap	$(3,588)	$17,716
Realized gain on the cross currency swap	2,256	2,320
Unrealized gain on foreign denominated borrowings	5,409	5,538
Realized gain on foreign denominated borrowings	—	1,172
Foreign currency exchange gain on vessel obligations	5,174	422
Write-off of debt issuance costs	(4,650)	(5,222)
Other	6	6

Other income (expense), net	$4,607	$21,952

Refer to Note 13 — Derivative Financial Instruments for further discussion regarding Dole’s cross currency swap.

NOTE 4 — DISCONTINUED OPERATIONS

During the second quarter of 2008, Dole approved and committed to a formal plan to divest its fresh-cut flowers operations (“Flowers transactions”). The first phase of the Flowers transaction was completed during the first quarter of 2009. The operating results of fresh-cut flowers for the quarters ended March 27, 2010 and March 28, 2009 are reported in the following table:

	Quarter Ended
	March 27,	March 28,
	2010	2009
	(In thousands)

Revenues	$415	$2,780

Income before income taxes	354	159
Income taxes	(7)	(37)

Income from discontinued operations, net of income taxes	$347	$122

Gain on disposal of discontinued operations, net of income taxes	$—	$1,308

For all periods presented, noncontrolling interests’ shares of income from discontinued operations were not material.

NOTE 5 — INCOME TAXES

Dole recorded $3.2 million of income tax expense on $24.1 million of pretax income from continuing operations for the quarter ended March 27, 2010. Income tax expense included an interest benefit of $0.7 million related to Dole’s unrecognized tax benefits. Income tax expense of $8 million was recorded for the quarter ended March 28, 2009 which included interest expense of $0.6 million (net of associated income tax benefits of approximately $0.2 million) related to Dole’s unrecognized tax benefits. Dole’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

foreign jurisdictions. Income tax expense for the quarter ended March 27, 2010 included $2.4 million recorded to establish a valuation allowance against deferred income tax assets in Ecuador which, as the result of a recently enacted tax law, have been determined to not be recoverable. This was offset by a reduction in Dole’s liability for unrecognized tax benefits related to certain foreign jurisdictions.

Under ASC Topic 270, “Interim Reporting” (“ASC 270”) and ASC Topic 740, “Income Taxes” (“ASC 740”), Dole is required to adjust its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. Applying the provisions of ASC 270 and ASC 740 could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

For the periods presented, Dole’s income tax provision differs from the U.S. federal statutory rate applied to Dole’s pretax income primarily due to operations in foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate.

Dole recognizes accrued interest and penalties related to its unrecognized tax benefits as a component of income taxes in the accompanying condensed consolidated statements of operations. Accrued interest and penalties before tax benefits were $27.6 million and $28.3 million at March 27, 2010 and January 2, 2010, respectively, and are included as a component of other long-term liabilities in the accompanying condensed consolidated balance sheets.

Dole Food Company, Inc. or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, Dole is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2001.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

There was no impact to Dole from the changes made to the tax treatment of the Medicare Part D program as a result of the March 2010 enactment of the Patient Protection and Affordable Care Act.

NOTE 6 — INVENTORIES

The major classes of inventories were as follows:

	March 27,	January 2,
	2010	2010
	(In thousands)

Finished products	$366,482	$355,387
Raw materials and work in progress	105,482	100,843
Crop-growing costs	189,263	207,312
Operating supplies and other	56,703	54,649

	$717,930	$718,191

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

Goodwill has been allocated to Dole’s reporting segments as follows:

		Fresh	Packaged
	Fresh Fruit	Vegetables	Foods	Total
	(In thousands)

Balance as of January 2, 2010 and March 27, 2010	$275,430	$71,206	$60,611	$407,247

Details of Dole’s intangible assets were as follows:

	March 27,	January 2,
	2010	2010
	(In thousands)

Amortized intangible assets:
Customer relationships	$39,631	$39,631
Other amortized intangible assets	2,024	2,126

	41,655	41,757
Accumulated amortization — customer relationships	(24,864)	(23,989)
Other accumulated amortization	(1,446)	(1,530)

Accumulated amortization — intangible assets	(26,310)	(25,519)

Amortized intangible assets, net	15,345	16,238
Indefinite-lived intangible assets:
Trademark and trade names	689,615	689,615

Total identifiable intangible assets, net	$704,960	$705,853

Amortization expense of intangible assets totaled $0.9 million in each of the quarters ended March 27, 2010 and March 28, 2009, respectively.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of March 27, 2010 the estimated remaining amortization expense associated with Dole’s intangible assets for the remainder of 2010 and in each of the next four fiscal years is as follows (in thousands):

Fiscal Year	Amount

2010	$2,915
2011	$3,790
2012	$3,790
2013	$1,611
2014	$955

NOTE 8 — NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:

	March 27,	January 2,
	2010	2010
	(In thousands)

Unsecured debt:
8.875% notes due 2011	$70,000	$70,000
8.75% debentures due 2013	155,000	155,000
Secured debt:
13.875% notes due 2014	227,437	227,437
8% notes due 2016	315,000	315,000
Revolving credit facility	—	—
Term loan facilities	836,100	739,216
Contracts and notes, at a weighted-average interest rate of 6% in 2010 (6% in 2009) through 2014	8,810	9,349
Capital lease obligations	59,174	65,065
Notes payable, at a weighted-average interest rate of 6.5% in 2010 (7.3% in 2009)	37,244	37,308
Unamortized debt discount	(27,961)	(20,370)

	1,680,804	1,598,005
Current maturities	(114,550)	(45,325)

	$1,566,254	$1,552,680

Notes Payable

Dole borrows funds primarily on a short-term basis to finance current operations. The terms of these borrowings range from one month to three months. Dole’s notes payables at March 27, 2010 consist primarily of foreign borrowings in Asia and Latin America.

2010 Debt Refinancing

On March 2, 2010, Dole amended its senior secured credit facilities. The amendments, among other things: (i) reduced the applicable Eurodollar interest rate for the term loan facilities to LIBOR plus 3.25%, with a LIBOR floor of 1.75%, or the base rate plus 2.25%; (ii) for the revolving credit facility, kept interest rates on borrowed funds unchanged at a range of LIBOR plus 3.00% to 3.50% or the base rate plus 2.00% to 2.50%, with the rate at any time determined by the average historical borrowing availability; (iii) changed the financial covenant metrics to a maximum total leverage ratio and a minimum interest coverage ratio; (iv) added significant operating and financial

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

flexibility for Dole; and (v) provided for other technical and clarifying changes. The amended senior secured credit facilities provided $850 million of term loan facilities due 2017 and a $350 million revolving credit facility due 2014.

In March 2010, subsequent to the amendments, Dole repaid $13.9 million of the term loan facilities due 2017.

The 8.875% Senior Notes due 2011 (“2011 Notes”) are scheduled to mature during March 2011. As a result, during the quarter ended March 27, 2010, the remaining $70 million of notes outstanding were reclassified to current liabilities. On March 2, 2010, Dole called for redemption all of the remaining 2011 Notes. On April 1, 2010, Dole redeemed the remaining $70 million of the 2011 Notes outstanding with the proceeds from the senior secured credit facilities amendments.

Term Loans and Revolving Credit Facility

As of March 27, 2010, the term loan facilities consisted of $240 million of Term Loan B and $596.1 million of Term Loan C. The term loan facilities bear interest, at Dole’s option, at a rate per annum equal to either (i) LIBOR plus a base rate of 3.25%, with a LIBOR floor of 1.75%; or (ii) the base rate plus 2.25%. Interest on the term loan facilities is payable quarterly in arrears. The weighted average variable interest rate at March 27, 2010 for Term Loan B and Term Loan C was 5.02%. The term loan facilities require quarterly principal payments, plus a balloon payment due in 2017. Dole has an interest rate swap to hedge future changes in interest rates and a cross currency swap to lower the U.S. dollar fixed interest rate to a Japanese yen fixed interest rate on Term Loan C through June 2011. Refer to Note 13 — Derivative Financial Instruments for additional information related to these instruments.

As of March 27, 2010, the asset based lending senior secured revolving credit facility (“ABL revolver”) borrowing base was $271.3 million. There were no borrowings under the ABL revolver at March 27, 2010. Amounts outstanding under the ABL revolver bears interest, at Dole’s option, at a rate per annum equal to either (i) LIBOR plus 3.00% to 3.50%, or (ii) a base rate plus 2.00% to 2.50%, in each case, based upon Dole’s historical borrowing availability under this facility. The ABL revolver matures in March 2014. After taking into account approximately $92 million of outstanding letters of credit issued under the ABL revolver, Dole had approximately $179.3 million available for borrowings as of March 27, 2010. In addition, Dole had approximately $89.1 million of letters of credit and bank guarantees outstanding under its $100 million pre-funded letter of credit facility as of March 27, 2010.

Capital Lease Obligations

At March 27, 2010 and January 2, 2010, included in capital lease obligations were $56.4 million and $62.2 million, respectively, of vessel financing related to two vessel leases denominated in British pound sterling. The decrease in the capital lease obligation was primarily due to the weakening of the British pound sterling against the U.S. dollar during 2010, which resulted in Dole recognizing $5.2 million of unrealized gains. These unrealized gains were recorded as other income (expense), net in the condensed consolidated statement of operations for the quarter ended March 27, 2010.

Covenants

Provisions under the senior secured credit facilities and the indentures governing Dole’s senior notes and debentures require Dole to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. The ABL revolver also contains a “springing covenant,” which would not be effective unless the availability under the ABL revolver were to fall below the greater of $37.5 million and 12.5% of the Total Commitment (as defined) for any three consecutive business days. To date, the springing covenant had never been effective and Dole does not currently anticipate that the springing covenant will become effective.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In addition, as a result of the March 2, 2010 amendments to Dole’s senior secured credit facilities, Dole is subject to a maximum total leverage and a minimum interest coverage ratio. At March 27, 2010, Dole’s total leverage ratio was 3.90x and interest coverage ratio was 2.00x as compared with the required maximum total leverage ratio of 5.00x and the minimum interest coverage ratio of 1.50x.

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

Debt Discounts and Debt Issuance Costs

In connection with the March 2, 2010 amendments of the senior secured credit facilities, Dole incurred debt issuance costs of $17 million. Debt issuance costs are capitalized and amortized into interest expense over the term of the underlying debt. During the quarters ended March 27, 2010 and March 28, 2009, Dole amortized deferred debt issuance costs of $1.2 million and $0.9 million, respectively.

Dole wrote off $4.6 million of deferred debt issuance costs during the quarter ended March 27, 2010 resulting from the amendments of the senior secured credit facilities as well as repayment of the term loan facilities subsequent to the amendments. In accordance with ASC Topic 470, “Debt,” the term loans and a portion of the ABL revolver, as a result of the amendments, were accounted for as extinguishment of debt. The write-off related to these amendments was recorded in other income (expense), net in the condensed consolidated statement of operations for the quarter ended March 27, 2010.

Debt discounts on term loan facilities in connection with the 2010 amendments of the senior secured credit facilities totaled $8.5 million. Debt discounts are amortized into interest expense over the term of the underlying debt. During the quarter ended March 27, 2010, Dole amortized debt discounts of $0.9 million.

Fair Value of Debt

Dole estimates the fair value of its secured and unsecured notes and debentures based on current quoted market prices. The term loans are traded between institutional investors on the secondary loan market, and the fair values of the term loans are based on the last available trading price. The carrying values and estimated fair values of Dole’s debt are summarized below:

	March 27, 2010		January 2, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)

Secured and unsecured notes and debentures	$747,887	$828,175	$747,067	$824,412
Term loans	827,689	844,461	739,216	743,836

Carrying values are net of debt discounts.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 9 — EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for Dole’s U.S. and international pension plans and other postretirement benefit (“OPRB”) plans were as follows:

			International
	U.S. Pension Plans		Pension Plans		OPRB Plans
	Quarter Ended		Quarter Ended		Quarter Ended
	March 27,	March 28,	March 27,	March 28,	March 27,	March 28,
	2010	2009	2010	2009	2010	2009
	(In thousands)

Components of net periodic benefit cost:
Service cost	$45	$38	$1,281	$1,359	$18	$52
Interest cost	3,639	4,003	1,585	1,676	541	615
Expected return on plan assets	(3,774)	(3,898)	(103)	(98)	—	—
Amortization of:
Unrecognized net loss (gain)	888	54	108	138	(27)	(119)
Unrecognized prior service cost (benefit)	—	—	81	77	(813)	(797)
Unrecognized net transition obligation	—	—	6	11	—	—

	$798	$197	$2,958	$3,163	$(281)	$(249)

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

Revenues from external customers and EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended
	March 27,	March 28,
	2010	2009
	(In thousands)
Revenues from external customers:
Fresh fruit	$1,122,963	$1,121,982
Fresh vegetables	230,526	233,442
Packaged foods	252,243	240,850
Corporate	142	316

	$1,605,874	$1,596,590

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Quarter Ended
	March 27,	March 28,
	2010	2009
	(In thousands)

EBIT:
Fresh fruit	$43,153	$98,822
Fresh vegetables	10,490	16,473
Packaged foods	29,014	21,890

Total operating segments	82,657	137,185
Corporate:
Unrealized gain (loss) on cross currency swap	(3,588)	17,716
Unrealized gain on foreign denominated instruments	4,726	5,538
Operating and other expenses	(17,155)	(12,558)

Corporate	(16,017)	10,696
Interest expense	(41,050)	(37,546)
Income taxes	(3,175)	(8,048)

Income from continuing operations, net of income taxes	$22,415	$102,287

Dole’s earnings from equity method investments, which have been included in EBIT in the table above, relate primarily to the fresh fruit operating segment.

Total assets for the three reportable operating segments, corporate and fresh-cut flowers were as follows:

	March 27,	January 2,
	2010	2010
	(In thousands)

Total assets:
Fresh fruit	$2,218,132	$2,165,234
Fresh vegetables	407,596	396,449
Packaged foods	649,442	645,349

Total operating segments	3,275,170	3,207,032
Corporate	954,575	887,352
Fresh-cut flowers — discontinued operation	12,639	12,639

	$4,242,384	$4,107,023

NOTE 11 — CONTINGENCIES

Dole is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to Dole’s operations. At March 27, 2010, guarantees of $6.1 million consisted primarily of amounts advanced under third-party bank agreements to independent growers that supply Dole with product. Dole has not historically experienced any significant losses associated with these guarantees.

Dole issues letters of credit and bank guarantees through its ABL revolver and its pre-funded letter of credit facilities, and, in addition, separately through major banking institutions. Dole also provides insurance-company-issued bonds. These letters of credit, bank guarantees and insurance company bonds are required by certain regulatory authorities, suppliers and other operating agreements. As of March 27, 2010, total letters of credit, bank

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

guarantees and bonds outstanding under these arrangements were $217.4 million, of which $89.1 million was issued under Dole’s pre-funded letter of credit facility.

Dole also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. Dole guaranteed $200.8 million of its subsidiaries’ obligations to their suppliers and other third parties as of March 27, 2010.

Dole has change of control agreements with certain key executives, under which severance payments and benefits would become payable in the event of specified terminations of employment in connection with a change of control (as defined) of Dole.

Dole is involved from time to time in claims and legal actions incidental to its operations, both as plaintiff and defendant. Dole has established what management currently believes to be adequate reserves for pending legal matters. These reserves are established as part of an ongoing worldwide assessment of claims and legal actions that takes into consideration such items as changes in the pending case load (including resolved and new matters), opinions of legal counsel, individual developments in court proceedings, changes in the law, changes in business focus, changes in the litigation environment, changes in opponent strategy and tactics, new developments as a result of ongoing discovery, and past experience in defending and settling similar claims. In the opinion of management, after consultation with outside counsel, the claims or actions to which Dole is a party are not expected to have a material adverse effect, individually or in the aggregate, on Dole’s financial position or results of operations.

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

Thirteen of the 226 lawsuits are currently pending in various jurisdictions in the United States. One case pending in Los Angeles Superior Court with 12 Nicaraguan plaintiffs initially resulted in verdicts which totaled approximately $5 million in damages against Dole in favor of six of the plaintiffs. As a result of the court’s March 7, 2008 favorable rulings on Dole’s post-verdict motions, including, importantly, the court’s decision striking down punitive damages in the case on U.S. Constitutional grounds, the damages against Dole have now been reduced to $1.58 million in total compensatory awards to four of the plaintiffs; and the court granted Dole’s motion for a new trial as to the claims of one of the other plaintiffs. On July 7, 2009, the California Second District Court of Appeals issued an order to show cause why this $1.58 million judgment should not be vacated and judgment be entered in defendants’ favor on the grounds that the judgment was procured through fraud. Plaintiffs were to provide their response to the order to show cause to the trial court within 30 days of the issuance of the order. In that order, the Court of Appeals stated that the trial court need not hold an evidentiary hearing to decide whether the judgment was

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

procured by fraud, but instead can rely on the record that was presented in support of Dole’s request to have the case sent back to the trial court. Since the Court of Appeal’s order, the four plaintiffs who prevailed against Dole, and the one as to whom a new trial was granted, responded to the Court’s order to show cause. They moved to dismiss Dole’s petition to set aside the judgment based on fraud, which motion was denied. The Court has set a hearing for May 10, 2010 on Dole’s petition to set aside the judgment based on fraud.

The remaining lawsuits are pending in Latin America and the Philippines. Claimed damages in DBCP cases worldwide total approximately $44.9 billion, with lawsuits in Nicaragua representing approximately 87% of this amount. Typically in these cases Dole is a joint defendant with the major DBCP manufacturers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against Dole.

In Nicaragua, 197 cases are currently filed (of which 29 are active) in various courts throughout the country, all but one of which were brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional. Thirty-two cases have resulted in judgments in Nicaragua: $489.4 million (nine cases consolidated with 468 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; $64.8 million (one case with 86 claimants) on June 15, 2004; $27.7 million (one case with 36 claimants) on March 17, 2005; $98.5 million (one case with 150 claimants) on August 8, 2005; $46.4 million (one case with 62 claimants) on August 20, 2005; $809 million (six cases consolidated with 1,248 claimants) on December 1, 2006; $38.4 million (one case with 192 claimants) on November 14, 2007; and $357.7 million (eight cases with 417 claimants) on January 12, 2009, which Dole learned of unofficially. Except for the latest one, Dole has appealed all judgments, with Dole’s appeal of the August 8, 2005 $98.5 million judgment and of the December 1, 2006 $809 million judgment currently pending before the Nicaragua Court of Appeal. Dole will appeal the $357.7 million judgment once it has been served.

Of the 29 active cases currently pending in civil courts in Nicaragua, all have been brought under Law 364 except for one. In all of the active cases where the proceeding has reached the appropriate stage (7 of 29 cases), Dole has sought to have the cases returned to the United States. In three of the cases where Dole has sought return to the United States, the courts have denied Dole’s request and Dole has appealed that decision. Dole’s requests remain pending in the other four cases.

The claimants’ attempted enforcement of the December 11, 2002 judgment for $489.4 million in the United States resulted in a dismissal with prejudice of that action by the United States District Court for the Central District of California on October 20, 2003. The claimants have voluntarily dismissed their appeal of that decision, which was pending before the United States Court of Appeals for the Ninth Circuit. Defendants’ motion for sanctions against plaintiffs’ counsel is still pending before the Court of Appeals in that case. A Special Master appointed by the Court of Appeals recommended that plaintiffs’ counsel be ordered to pay defendants’ fees and costs up to $130,000 each to Dole and the other two defendants; and following such recommendation, the Court of Appeals appointed a special prosecutor. The Court held oral argument on the recommendation of the special prosecutor and a follow up hearing on such recommendation was held on October 15, 2009.

On October 20, 2009, the United States District Court for the Southern District of Florida issued an order denying recognition and enforcement of the $98.5 million Nicaragua judgment against Dole and another U.S. company. That order cited separate and independent grounds for non-recognition: the Nicaragua trial court did not have jurisdiction over the defendant companies; the judgment did not arise out of proceedings that comported with the international concept of due process; the judgment was rendered under a system which does not provide an impartial tribunal or procedures compatible with the requirements of due process of law; and the cause of action or claim for relief on which the judgment is based is repugnant to the public policy of Florida. Final judgment in favor of Dole (and the other defendant companies) was entered November 10, 2009, and the Court ordered the

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

case closed. On March 10, 2010, Plaintiffs filed an appeal which is currently pending before the United States Court of Appeals for the Eleventh Circuit.

Claimants have also sought to enforce the Nicaraguan judgments in Colombia, Ecuador and Venezuela. In Venezuela, the claimants have attempted to enforce five of the Nicaraguan judgments in that country’s Supreme Court: $489.4 million (December 11, 2002); $82.9 million (February 25, 2004); $15.7 million (May 25, 2004); $56.5 million (June 14, 2004); and $64.8 million (June 15, 2004). The Venezuela Supreme Court dismissed three of these enforcement actions, the one for $15.7 million, one for $56.5 million and one for $82.9 million, because plaintiffs failed to properly serve the defendants. An action filed to enforce the $27.7 million Nicaraguan judgment (March 17, 2005) in the Colombian Supreme Court was dismissed. In Ecuador, the claimants attempted to enforce the five Nicaraguan judgments issued between February 25, 2004 through June 15, 2004 in the Ecuador Supreme Court. The First, Second and Third Chambers of the Ecuador Supreme Court issued rulings refusing to consider those enforcement actions on the ground that the Supreme Court was not a court of competent jurisdiction for enforcement of a foreign judgment. The plaintiffs subsequently refiled those five enforcement actions in the civil court in Guayaquil, Ecuador. Two of these subsequently filed enforcement actions have been dismissed by the 3rd Civil Court — $15.7 million (May 25, 2004) — and the 12th Civil Court — $56.5 million (June 14, 2004) — in Guayaquil; plaintiffs have sought reconsideration of those dismissals. The remaining three enforcement actions are still pending.

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

On October 23, 2006, Dole announced that Standard Fruit de Honduras, S.A. reached an agreement with the Government of Honduras and representatives of Honduran banana workers. This agreement establishes a Worker Program that is intended by the parties to resolve in a fair and equitable manner the claims of male banana workers alleging sterility as a result of exposure to DBCP. The Honduran Worker Program will not have a material effect on Dole’s financial position or results of operations. The official start of the Honduran Worker Program was announced on January 8, 2007. On August 15, 2007, Shell Oil Company was included in the Worker Program.

As to all the DBCP matters, Dole has denied liability and asserted substantial defenses. While Dole believes there is no reliable scientific basis for alleged injuries from the agricultural field application of DBCP, Dole continues to seek reasonable resolution of pending litigation and claims in the U.S. and Latin America. For example, as in Honduras, Dole is committed to finding a prompt resolution to the DBCP claims in Nicaragua, and is prepared to pursue a structured worker program in Nicaragua with science- based criteria. The Los Angeles Superior Court previously appointed a mediator to explore possible settlement of all DBCP cases currently pending before the court.

Although no assurance can be given concerning the outcome of the DBCP cases, in the opinion of management, after consultation with legal counsel and based on past experience defending and settling DBCP claims, the pending lawsuits are not expected to have a material adverse effect on Dole’s financial position or results of operations.

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

Although no assurances can be given, and although there could be a material adverse effect on Dole, Dole believes that it has not violated the European competition laws. No accrual for the Decision has been made in the accompanying condensed consolidated financial statements, since Dole cannot determine at this time the amount of probable loss, if any, incurred as a result of the Decision.

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

Honduran Tax Case:  In 2005, Dole received a tax assessment from Honduras of approximately $137 million (including the claimed tax, penalty, and interest through the date of assessment) relating to the disposition of all of Dole’s interest in Cervecería Hondurea, S.A in 2001. Dole believes the assessment is without merit and filed an appeal with the Honduran tax authorities, which was denied. As a result of the denial in the administrative process, in order to negate the tax assessment, on August 5, 2005, Dole proceeded to the next stage of the appellate process by filing a lawsuit against the Honduran government in the Honduran Administrative Tax Trial Court. The Honduran government sought dismissal of the lawsuit and attachment of assets, which Dole challenged. The Honduran Supreme Court affirmed the decision of the Honduran intermediate appellate court that a statutory prerequisite to challenging the tax assessment on the merits is the payment of the tax assessment or the filing of a payment plan with the Honduran courts; Dole has challenged the constitutionality of the statute requiring such payment or payment plan. Although no assurance can be given concerning the outcome of this case, in the opinion of management, after consultation with legal counsel, the pending lawsuits and tax-related matters are not expected to have a material adverse effect on Dole’s financial position or results of operations.

NOTE 12 — ASSETS HELD-FOR-SALE

Dole continuously reviews its assets in order to identify those assets that do not meet Dole’s future strategic direction or internal economic return criteria. As a result of this review, Dole has identified and is in the process of selling specific businesses and long-lived assets. In accordance with ASC Topic 205, “Presentation of Financial Statements,” Dole has reclassified these assets as held-for-sale.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Total assets held-for-sale by segment were as follows:

				Fresh-Cut
				Flowers -
		Fresh	Packaged	Discontinued	Total Assets
	Fresh Fruit	Vegetables	Foods	Operation	Held-for-Sale
	(In thousands)

Balance as of January 2, 2010	$76,317	$3,850	$3,214	$12,639	$96,020
Additions	4,947	—	—	—	4,947
Reclassification	—	(3,251)	—	—	(3,251)
Sales	(767)	—	—	—	(767)

Balance as of March 27 2010	$80,497	$599	$3,214	$12,639	$96,949

Assets held-for-sale included in Dole’s balance sheet at March 27, 2010 consist of property, plant and equipment, net of accumulated depreciation. There were no liabilities held-for-sale.

Dole received total cash proceeds of approximately $9.5 million during the quarter ended March 27, 2010, which are related to Dole’s asset sale program. The total realized gain recorded from the asset sale program was $2 million for the quarter ended March 27, 2010, which is shown as a separate component of operating income in the condensed consolidated statement of operations for the quarter ended March 27, 2010.

Dole received total proceeds of $81.8 million on assets sold during the quarter ended March 28, 2009, which had been classified as held-for-sale. The total realized gain recorded on assets classified as held-for-sale, was $17.9 million for the quarter ended March 28, 2009, which included $1.3 million related to the first phase of the Flowers transaction. Realized gains related to continuing operations, of $16.6 million, are shown as a separate component of operating income in the condensed consolidated statement of operations for the quarter ended March 28, 2009.

Fresh Fruit

During the first quarter of 2010, Dole added $4.9 million to the assets held-for-sale balance, which represented approximately 1,000 acres of land in Hawaii. For the quarter ended March 27, 2010, Dole sold a farm located in Chile and land in Hawaii for $1.7 million and recorded a gain of $0.9 million. In addition, Dole collected $1.1 million during the first quarter of 2010 related to the sale of a Colombian container port yard in the fourth quarter of 2009 and recorded a gain of $1.1 million. Dole also collected $6.7 million in notes receivable during the first quarter of 2010 related to the sale of a portion of its Latin American banana operations and certain box plants completed during fiscal 2009.

Fresh Vegetables

During the first quarter of 2010, Dole decided to cease to actively market a former headquarters facility located in California due to weakness in the California real estate market. As a result, the assets related to the California campus facility were reclassified to property, plant, and equipment on the condensed consolidated balance sheet as of March 27, 2010.

Fresh-Cut Flowers — Discontinued Operation

As of March 27, 2010, the assets held-for-sale balance in the fresh-cut flowers — discontinued operation consists of a portion of the real estate of the former flowers division to be sold in subsequent phases of the transaction. During January 2010, Dole was notified by the buyer of the flowers business that it was exercising its option to purchase a portion of the assets with closing expected during the second quarter of 2010. The buyer also has notified Dole that it intends to purchase another group of assets in the second or third quarter of 2010. An option

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

for the final group of assets expires in July 2010. Upon completion of the sale in 2010 and the sale of the remaining assets, Dole will have received sales proceeds of approximately $28 million with a net book value of $10 million.

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

Cash Flow Hedges

During the first quarter of 2010, Dole designated a majority of its foreign currency derivative instruments as cash flow hedges in accordance with guidance provided by ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Specifically, Dole designated a majority of its foreign currency exchange forward contracts and participating forward contracts as cash flow hedges of its forecasted revenue and operating expense transactions. As a result, changes in fair value of the foreign currency derivative instruments since hedge designation, to the extent effective, are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) in the condensed consolidated balance sheet and are reclassified into earnings in the same period the underlying transactions affect earnings. Any portion of a cash flow hedge deemed ineffective is recognized into current period earnings.

As discussed in Note 8, certain terms of Dole’s senior secured credit facilities were amended in connection with the March 2010 refinancing transactions. Dole has evaluated the impact of these amendments on its hedge designation for its interest rate swap and has determined not to re-designate the interest rate swap as a cash flow hedge of its interest rate risk associated with Term Loan C. As a result, changes in the fair value of the interest rate swap after de-designation on March 2, 2010 is recorded into interest expense. The unrealized loss of $20.4 million at March 2, 2010 will be recognized into interest expense as the underlying Term Loan C interest payments are made.

Interest Rate Swap and Cross Currency Swap

Dole entered into an interest rate swap in 2006 to hedge future changes in interest rates. This agreement effectively converted $320 million of borrowings under Term Loan C, which was variable-rate debt, to a fixed-rate basis through 2011. The interest rate swap fixed the interest rate at 7.2%. The paying and receiving rates under the interest rate swap were 5.5% and 0.3% as of March 27, 2010, with an outstanding notional amount of $320 million.

During 2006 (subsequently amended in 2009), Dole executed a cross currency swap to synthetically convert $320 million of Term Loan C into Japanese yen denominated debt in order to effectively lower the U.S. dollar fixed interest rate of 7.2% to a Japanese yen interest rate of 3.6%. Payments under the cross currency swap were converted from U.S. dollars to Japanese yen at an exchange rate of JPY 114.9.

Dole also entered into a collateral arrangement which requires Dole to provide collateral to its counterparties when the fair market value of the cross currency and interest rate swaps exceeds a combined liability of $35 million. The measurement date for the collateral required at March 27, 2010 was March 25, 2010, and the fair value of the swaps at the measurement date was a liability of approximately $91 million. Dole provided cash collateral of $21.3 million, which was recorded as restricted deposits in the accompanying condensed consolidated balance sheet, and the remaining $35 million of collateral was issued through letters of credit.

At March 27, 2010, the exchange rate of the Japanese yen to U.S. dollar was JPY 92.7. The value of the cross currency swap will fluctuate based on changes in the U.S. dollar to Japanese yen exchange rate and market interest rates until maturity in 2011, at which time it will settle in cash at the then current exchange rate.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

At March 27, 2010, the gross notional value and fair value of Dole’s derivative instruments were as follows:

				Derivative Assets (Liabilities)
	Average Strike	Notional		Balance Sheet	Fair
	Price	Amount		Classification	Value
	(In thousands)

Derivatives designated as cash flow hedging instruments:
Foreign currency hedges (buy/sell):
U.S. dollar/Japanese yen	JPY 94.8	$163,741		Receivables, net	$478
				Accrued liabilities	(1,274)
U.S. dollar/Euro	$1.44/EUR	121,255		Receivables, net	9,812
U.S. dollar/Canadian dollar	CAD 1.10	19,750		Accrued liabilities	(615)
Chilean peso/U.S. dollar	CLP 530	10,285		Accrued liabilities	(19)
Philippine peso/U.S. dollar	PHP 47.2	67,032		Receivables, net	1,362

Total derivatives designated as cash flow hedging instruments					9,744

Derivatives not designated as hedging instruments:
Foreign currency hedges (buy/sell):
U.S. dollar/Swedish krona	SEK 7.16	3,795		Receivables, net	53
U.S. dollar/Euro	$1.37/EUR	900		Receivables, net	18
Cross currency swap — current portion				Receivables, net	1,838
Cross currency swap	—	320,000		Other long-term liabilities	(66,965)
Interest rate swap	—	320,000		Other long-term liabilities	(18,760)
Bunker fuel hedges	$437	44,850		Receivables, net	412

	(per metric ton)	(metric tons	)
Total derivatives not designated as hedging instruments					(83,404)

Total					$(73,660)

Settlement of the foreign currency and bunker fuel hedges will occur during 2010.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The effects of the interest rate swap and foreign currency hedges designated as cash flow hedging instruments on accumulated other comprehensive income (loss) and the condensed consolidated statements of operations for the quarters ended March 27, 2010 and March 28, 2009 were as follows:

						Gains (Losses)
						Recognized in Income
						due to Hedge
				Gains (Losses)		Ineffectiveness
	Gains Recognized in			Reclassified		or Amounts Excluded
	AOCI During Quarter			into Income		from Effectiveness
	Ended			Quarter Ended		Testing
	March 27	March 28	Income Statement	March 27,	March 28,	March 27,	March 28,
	2010	2009	Classification	2010	2009	2010	2009
	(In thousands)

Derivatives designated as cash flow hedging instruments:
Interest rate swap	$680	$421	Interest expense	$(1,157)	$(546)	$—	$—
Foreign currency hedges	7,942	—	Cost of products sold	—	—	(102)	—

Unrealized gains and losses on the interest rate swap were recorded through AOCI through the de-designation date. To the extent effective, unrecognized gains and losses on the foreign currency hedges are recorded through AOCI from the designation date. Unrecognized losses of $16.1 million related to the interest rate swap are expected to be realized into earnings in the next twelve months, with the remaining $3.2 million expected to be realized into earnings through June 2011. Unrecognized gains of $7.9 million related to the foreign currency hedges are expected to be realized into earnings in the next twelve months.

Net unrealized gains (losses) and realized gains (losses) on derivatives not designated as hedging instruments for the quarters ended March 27, 2010 and March 28, 2009:

		Quarter Ended
		Unrealized Gains		Realized Gains
		(Losses)		(Losses)
	Income Statement	March 27,	March 28,	March 27,	March 28,
	Classification	2010	2009	2010	2009
			(In thousands)

Derivatives not designated as hedging instruments:
Foreign currency hedges	Cost of products sold	$71	$9,502	$(37)	$246
Bunker fuel contracts	Cost of products sold	(93)	3,241	4	(2,534)
Cross currency swap	Other income (expense), net	(3,588)	17,716	2,256	2,320
Interest rate swap	Interest expense	1,120	—	—	—

Total		$(2,490)	$30,459	$2,223	$32

NOTE 14 — FAIR VALUE MEASUREMENTS

Dole’s financial instruments primarily consist of short-term trade and grower receivables, trade payables, notes receivable and notes payable, as well as long-term grower receivables, capital lease obligations, term loans, a revolving loan, and notes and debentures. For short-term instruments, the carrying amount approximates fair value because of the short maturity of these instruments. For the long-term financial instruments, excluding Dole’s secured and unsecured notes and debentures, and term loans, the carrying amount approximates fair value since they bear interest at variable rates or fixed rates which approximate market.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Dole performs fair value measurements in accordance with guidance provided by ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs to valuation techniques used to measure fair value. These levels, in order of highest to lowest priority are described below:

Level 1:  Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2:  Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:  Unobservable inputs that are not corroborated by market data.

The following table provides a summary of the assets and liabilities measured at fair value on a recurring basis under the ASC 820 hierarchy:

	March 27, 2010		January 2, 2010
		Fair Value		Fair Value
		Measurements Using		Measurements Using
		Significant		Significant
		Other Observable		Other Observable
		Inputs		Inputs
	Total	(Level 2)	Total	(Level 2)
	(In thousands)

Assets and Liabilities Measured on a Recurring Basis
Assets:
Foreign currency exchange contracts	$11,723	$11,723	$2,738	$2,738
Bunker fuel contracts	412	412	505	505

	$12,135	$12,135	$3,243	$3,243

Liabilities:
Foreign currency exchange contracts	$1,908	$1,908	$247	$247
Interest rate swap(1)	18,760	18,760	20,560	20,560
Cross currency swap, net	65,127	65,127	61,540	61,540

	$85,795	$85,795	$82,347	$82,347

(1)	Included in accrued liabilities on the condensed consolidated balance sheets as of March 27, 2010 and January 2, 2010 were $3.4 million and $3.7 million, respectively, of accrued interest related to the interest rate swap.

For Dole, the assets and liabilities that are required to be recorded at fair value on a recurring basis are the derivative instruments. The fair values of Dole’s derivative instruments are determined using Level 2 inputs, which are defined as “significant other observable inputs.” The fair values of the foreign currency exchange contracts, bunker fuel contracts, interest rate swap and cross currency swap were estimated using internal discounted cash flow calculations based upon forward foreign currency exchange rates, bunker fuel futures, interest-rate yield curves or quotes obtained from brokers for contracts with similar terms less any credit valuation adjustments. Dole recorded a credit valuation adjustment at March 27, 2010 which reduced the derivative liability balances. The credit valuation adjustment was $1.3 million and $2.3 million at March 27, 2010 and January 2, 2010, respectively. For the quarter ended March 27, 2010, the net change in the credit valuation adjustment resulted in a loss of $1 million. Of this loss, $0.3 million was recorded as interest expense and $0.7 million was recorded as other income (expense), net. For the quarter ended March 28, 2009, the net change in credit valuation adjustment resulted in a loss of

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

$7.5 million. Of this loss, $0.7 million was recorded as interest expense and $6.8 million was recorded as other income (expense), net.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, Dole is required to record assets and liabilities at fair value on a nonrecurring basis. Nonfinancial assets such as goodwill, indefinite-lived intangible assets and long-lived assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. Dole did not measure any assets or liabilities at fair value on a nonrecurring basis during the quarter ended March 27, 2010.

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

NOTE 15 — EARNINGS PER SHARE

	Quarter Ended
	March 27,	March 28,
	2010	2009
	(In thousands, except per share amounts)

Income from continuing operations	$22,415	$102,287
Income from discontinued operations	347	122
Gain on disposal of discontinued operations	—	1,308
Less: Net income attributable to noncontrolling interests	(609)	(897)

Net income attributable to Dole Food Company, Inc.	$22,153	$102,820

Weighted average common shares outstanding — Basic	87,425	51,710
Diluted effects of stock incentive plan	46	—

Weighted average common shares outstanding — Diluted	87,471	51,710

Earnings Per Share — Basic:
Income from continuing operations	$0.26	$1.98
Income from discontinued operations	—	—
Gain on disposal of discontinued operations	—	0.03
Less: Net income attributable to noncontrolling interests	(0.01)	(0.02)

Net income attributable to Dole Food Company, Inc.	$0.25	$1.99

Earnings Per Share — Diluted:
Income from continuing operations	$0.26	$1.98
Income from discontinued operations	—	—
Gain on disposal of discontinued operations	—	0.03
Less: Net income attributable to noncontrolling interests	(0.01)	(0.02)

Net income attributable to Dole Food Company, Inc.	$0.25	$1.99

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The above computation of first quarter 2010 weighted average common shares outstanding — diluted excludes 1,395,001 shares related to stock options as their inclusion would have an antidilutive effect on earnings per share.

NOTE 16 — SHARE-BASED COMPENSATION

In connection with the IPO, in October 2009, the 2009 Stock Incentive Plan (“2009 Plan”) was approved by Dole’s Board of Directors and stockholder, in which 6 million shares of Dole common stock have been authorized for issuance. As of March 27, 2010, 808,289 restricted shares and 35,211 restricted stock units and 1,395,001 nonqualified stock options were outstanding to officers, directors, and eligible employees. During the quarter ended March 27, 2010 there were no grants, exercises, forfeitures or cancellations. Share-based compensation expense totaled $1.4 million for the quarter ended March 27, 2010.

NOTE 17 — SUBSEQUENT EVENT

On May 3, 2010, Dole was awarded $30.7 million, plus Dole’s reasonable and incurred attorney’s fees and costs, plus interest, in a binding arbitration case involving faulty manufactured refrigerated containers sold to Dole. The arbitration award is not included in Dole’s operating results for the first quarter; Dole expects that the award will be received and recorded in income in a subsequent quarter during 2010.

NOTE 18 — GUARANTOR FINANCIAL INFORMATION

Dole’s wholly-owned domestic subsidiaries (“Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, Dole’s obligations under the indentures related to the 2011 Notes, Dole’s 8.75% debentures due 2013, the 13.875% senior secured notes due 2014 and the 8% senior secured notes due 2016 (the “Guarantees”). Each Guarantee is subordinated in right of payment to the Guarantors’ existing and future senior debt, including obligations under the senior secured credit facilities, and will rank pari passu with all senior subordinated indebtedness of the applicable Guarantor.

The accompanying Guarantor consolidating financial information is presented on the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate to the elimination of investments in subsidiaries and associated intercompany balances and transactions as well as cash overdraft and income tax reclassifications.

The following are condensed consolidating statements of operations of Dole for the quarters ended March 27, 2010 and March 28, 2009; condensed consolidating balance sheets as of March 27, 2010 and January 2, 2010; and condensed consolidating statements of cash flows for the quarters ended March 27, 2010 and March 28, 2009.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended March 27, 2010

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$18,496	$730,279	$1,188,372	$(331,273)	$1,605,874
Cost of products sold	(14,789)	(633,214)	(1,114,013)	328,349	(1,433,667)

Gross margin	3,707	97,065	74,359	(2,924)	172,207
Selling, marketing and general and administrative expenses	(16,885)	(50,244)	(50,993)	2,924	(115,198)
Gain on asset sales	426	—	1,545	—	1,971

Operating income (loss)	(12,752)	46,821	24,911	—	58,980
Equity in subsidiary income	52,394	10,381	—	(62,775)	—
Other income (expense), net	(1,429)	—	6,036	—	4,607
Interest income	273	119	1,210	—	1,602
Interest expense	(24,838)	(27)	(16,185)	—	(41,050)

Income from continuing operations before income taxes and equity earnings	13,648	57,294	15,972	(62,775)	24,139
Income taxes	8,505	(5,527)	(6,153)	—	(3,175)
Earnings from equity method investments	—	295	1,156	—	1,451

Income from continuing operations	22,153	52,062	10,975	(62,775)	22,415
Income from discontinued operations, net of income taxes	—	—	347	—	347

Net income	22,153	52,062	11,322	(62,775)	22,762
Less: Net income attributable to noncontrolling interests	—	—	(609)	—	(609)

Net Income attributable to Dole Food Company, Inc.	$22,153	$52,062	$10,713	$(62,775)	$22,153

For the Quarter Ended March 28, 2009

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$15,152	$719,643	$1,192,710	$(330,915)	$1,596,590
Cost of products sold	(13,688)	(639,145)	(1,068,086)	328,200	(1,392,719)

Gross margin	1,464	80,498	124,624	(2,715)	203,871
Selling, marketing and general and administrative expenses	(10,941)	(40,528)	(48,652)	2,715	(97,406)
Gain on asset sales	—	9,934	6,700	—	16,634

Operating income (loss)	(9,477)	49,904	82,672	—	123,099
Equity in subsidiary income	130,599	86,476	—	(217,075)	—
Other income (expense), net	(578)	—	22,530	—	21,952
Interest income	256	33	1,347	—	1,636
Interest expense	(25,849)	(31)	(11,666)	—	(37,546)

Income from continuing operations before income taxes and equity earnings	94,951	136,382	94,883	(217,075)	109,141
Income taxes	7,871	(6,393)	(9,526)	—	(8,048)
Earnings from equity method investments	(2)	193	1,003	—	1,194

Income from continuing operations	102,820	130,182	86,360	(217,075)	102,287
Income from discontinued operations, net of income taxes	—	—	122	—	122
Gain on disposal of discontinued operations, net of income taxes	—	—	1,308	—	1,308

Net income	102,820	130,182	87,790	(217,075)	103,717
Less: Net income attributable to noncontrolling interests	—	—	(897)	—	(897)

Net income attributable to Dole Food Company, Inc.	$102,820	$130,182	$86,893	$(217,075)	$102,820

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 27, 2010

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

ASSETS
Cash and cash equivalents	$64,288	$1,610	$131,657	$—	$197,555
Receivables, net of allowances	522,721	139,836	545,321	(400,116)	807,762
Inventories	6,804	260,647	450,479	—	717,930
Prepaid expenses	7,863	7,666	52,644	—	68,173
Deferred income tax assets	6,940	21,099	—	(18,539)	9,500
Assets held-for-sale	77,551	3,813	15,585	—	96,949

Total current assets	686,167	434,671	1,195,686	(418,655)	1,897,869
Restricted deposits	—	—	21,250	—	21,250
Investments	2,444,168	1,884,310	79,792	(4,326,405)	81,865
Property, plant and equipment, net	156,520	264,363	525,203	—	946,086
Goodwill	—	131,818	275,429	—	407,247
Intangible assets, net	689,615	13,876	1,469	—	704,960
Other assets, net	65,253	18,346	114,022	(14,514)	183,107

Total assets	$4,041,723	$2,747,384	$2,212,851	$(4,759,574)	$4,242,384

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$5,717	$527,955	$394,379	$(418,655)	$509,396
Accrued liabilities	74,483	211,377	175,770	—	461,630
Current portion of long-term debt	68,443	273	8,590	—	77,306
Notes payable	—	—	37,244	—	37,244

Total current liabilities	148,643	739,605	615,983	(418,655)	1,085,576
Intercompany payables (receivables)	1,603,254	(461,405)	(1,141,849)	—	—
Long-term debt	916,972	3,154	646,128	—	1,566,254
Deferred income tax liabilities	215,610	—	—	(14,514)	201,096
Other long-term liabilities	297,654	20,982	184,066	—	502,702
Equity attributable to Dole Food Company, Inc.	859,590	2,445,048	1,881,357	(4,326,405)	859,590
Equity attributable to noncontrolling interests	—	—	27,166	—	27,166

Total shareholders’ equity	859,590	2,445,048	1,908,523	(4,326,405)	886,756

Total liabilities and shareholders’ equity	$4,041,723	$2,747,384	$2,212,851	$(4,759,574)	$4,242,384

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of January 2, 2010

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

ASSETS
Cash and cash equivalents	$20,913	$2,118	$96,639	$—	$119,670
Receivables, net of allowances	499,542	130,114	496,617	(400,116)	726,157
Inventories	6,954	284,247	426,990	—	718,191
Prepaid expenses	6,955	9,449	52,261	—	68,665
Deferred income tax assets	6,940	20,831	—	(19,275)	8,496
Assets held-for-sale	72,623	7,064	16,333	—	96,020

Total current assets	613,927	453,823	1,088,840	(419,391)	1,737,199
Restricted deposits	—	—	23,290	—	23,290
Investments	2,402,350	1,959,795	84,516	(4,361,657)	85,004
Property, plant and equipment, net	161,847	258,970	541,430	—	962,247
Goodwill	—	131,818	275,429	—	407,247
Intangible assets, net	689,615	14,729	1,509	—	705,853
Other assets, net	66,680	18,684	115,740	(14,921)	186,183

Total assets	$3,934,419	$2,837,819	$2,130,754	$(4,795,969)	$4,107,023

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$5,152	$531,244	$357,394	$(419,391)	$474,399
Accrued liabilities	71,533	199,981	169,326	—	440,840
Current portion of long-term debt, net	(1,781)	269	9,529	—	8,017
Notes payable	—	—	37,308	—	37,308

Total current liabilities	74,904	731,494	573,557	(419,391)	960,564
Intercompany payables (receivables)	1,559,112	(320,925)	(1,238,187)	—	—
Long-term debt, net	922,754	3,224	626,702	—	1,552,680
Deferred income tax liabilities	219,488	—	—	(14,921)	204,567
Other long-term liabilities	319,186	21,023	183,024	—	523,233
Equity attributable to Dole Food Company Inc.	838,975	2,403,003	1,958,654	(4,361,657)	838,975
Equity attributable to non controlling interest	—	—	27,004	—	27,004

Total shareholders’ equity	838,975	2,403,003	1,985,658	(4,361,657)	865,979

Total liabilities and shareholders’ equity	$3,934,419	$2,837,819	$2,130,754	$(4,795,969)	$4,107,023

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended March 27, 2010

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$(9,570)	$10,919	$17,401	$—	$18,750

INVESTING ACTIVITIES
Proceeds from sales of assets and businesses, net of cash disposed	514	—	9,227	—	9,741
Capital expenditures	(51)	(4,126)	(5,953)	—	(10,130)
Restricted deposits	—	—	2,040	—	2,040
Other	(45)	—	—	—	(45)

Cash flow provided by (used in) investing activities	418	(4,126)	5,314	—	1,606

FINANCING ACTIVITIES
Short-term debt repayments, net of borrowings	(809)	(7,235)	(4,092)	—	(12,136)
Long-term debt borrowings	305,400	—	594,019	—	899,419
Long-term debt repayments	(241,806)	(66)	(569,884)	—	(811,756)
Payment of debt issuance costs	(9,525)	—	(6,333)	—	(15,858)
Payment of initial public offering costs	(733)	—	—	—	(733)
Dividends paid to noncontrolling interests	—	—	(430)	—	(430)

Cash flow provided by (used in) financing activities	52,527	(7,301)	13,280	—	58,506

Effect of foreign currency exchange rate changes on cash	—	—	(977)	—	(977)

Increase (decrease) in cash and cash equivalents	43,375	(508)	35,018	—	77,885
Cash and cash equivalents at beginning of period	20,913	2,118	96,639	—	119,670

Cash and cash equivalents at end of period	$64,288	$1,610	$131,657	$—	$197,555

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended March 28, 2009

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$98,925	$(43,006)	$(16,956)	$—	$38,963

INVESTING ACTIVITIES
Proceeds from sales of assets and business, net of cash disposed	—	46,168	10,269	—	56,437
Capital expenditures	(1,520)	(2,687)	(7,135)	—	(11,342)
Other	(8)	—	—	—	(8)

Cash flow provided by (used in) investing activities	(1,528)	43,481	3,134	—	45,087

FINANCING ACTIVITIES
Short-term debt borrowings, net of repayments	—	(405)	(3,516)	4,005	84
Long-term debt borrowings	595,700	—	17	—	595,717
Long-term debt repayments	(684,600)	(70)	(546)	—	(685,216)
Payment of debt issuance costs	(12,996)	—	(4,764)	—	(17,760)
Dividends paid to noncontrolling interests	—	—	(180)	—	(180)

Cash flow used in financing activities	(101,896)	(475)	(8,989)	4,005	(107,355)

Effect of foreign currency exchange rate changes on cash	—	—	(1,579)	—	(1,579)

Decrease in cash and cash equivalents	(4,499)	—	(24,390)	4,005	(24,884)
Cash and cash equivalents at beginning of period	16,811	—	85,460	(11,442)	90,829

Cash and cash equivalents at end of period	$12,312	$—	$61,070	$(7,437)	$65,945

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements, which are based on management’s assumptions and describe Dole’s future plans, strategies and expectations, are generally identifiable by the use of terms such as “anticipate,” “will,” “expect,” “believe,” “should” or similar expressions. The potential risks and uncertainties that could cause Dole’s actual results to differ materially from those expressed or implied herein are set forth in Item 1A and Item 7A of Dole’s Annual Report on Form 10-K for the year ended January 2, 2010 and include: weather-related phenomena; market responses to industry volume pressures; product and raw materials supplies and pricing; changes in interest and currency exchange rates; economic crises; quotas, tariffs and other governmental actions and international conflict.

Overview

Significant highlights for Dole Food Company, Inc. and its consolidated subsidiaries (“Dole”, the “Company” or “we”) for the quarter ended March 27, 2010 were as follows:

•	Operating income for the first quarter of 2010 was $59 million compared to $123.1 million in the first quarter of 2009, a decrease of 52%. First quarter 2010 operating income included a net $1.8 million benefit due to gains on asset sales and unrealized hedging losses, compared with a net $29.4 million benefit due to asset sales and unrealized hedging gains for the same period in 2009.

•	Earnings in our fresh fruit segment decreased $55.7 million. Earnings from fresh fruit products decreased $43.1 million mainly due to lower banana earnings in Europe and Asia as a result of lower pricing that was driven by weather related issues.

•	Earnings in our packaged foods segment increased $7.1 million, or 33%, due to lower worldwide product costs and higher volumes.

•	Earnings in our fresh vegetables segment increased $3.1 million, or 44% (excluding the 2009 gain on sale of property), primarily due to improved pricing for strawberries and lower raw material costs in the packaged salads business.

•	Cash flows provided by operating activities for the quarter ended March 27, 2010 were $18.8 million compared to cash flows provided by operating activities of $39 million for the same period in 2009. Cash flows provided by operating activities decreased primarily due to lower net income partially offset by improved working capital.

•	Dole completed amendments to its senior secured credit facilities during the first quarter of 2010. The amendments will reduce interest expense on these facilities, and as a result of the second quarter 2010 redemption of the remaining $70 million outstanding on the 8.875% notes due 2011 (“2011 Notes”) will also extend Dole’s nearest maturities to 2013.

On May 3, 2010, Dole was awarded $30.7 million, plus Dole’s reasonable and incurred attorney’s fees and costs, plus interest, in a binding arbitration case involving faulty manufactured refrigerated containers sold to Dole. The arbitration award is not included in Dole’s operating results for the first quarter; Dole expects that the award will be received and recorded in income in a subsequent quarter during 2010.

Non-GAAP Financial Measures

The following is a reconciliation of Adjusted EBITDA to the most directly comparable U.S. Generally Accepted Accounting Principle (“U.S. GAAP”) financial measure:

	Quarter Ended
	March 27,	March 28,
	2010	2009
	(In thousands)

Net income	$22,762	$103,717
Income from discontinued operations, net of income taxes	(347)	(122)
Gain on disposal of discontinued operations, net of income taxes	—	(1,308)
Interest expense	41,050	37,546
Income taxes	3,175	8,048

EBIT	66,640	147,881
Depreciation and amortization	26,267	26,929
Net unrealized (gain) loss on derivative instruments	3,779	(30,459)
Foreign currency exchange gain on vessel obligations	(5,174)	(422)
Net unrealized gain on foreign denominated instruments	(4,612)	(5,336)
Gain on asset sales	(1,971)	(16,634)

Adjusted EBITDA	$84,929	$121,959

EBIT and Adjusted EBITDA are measures commonly used by financial analysts in evaluating the performance of companies. EBIT is calculated by subtracting income from discontinued operations, net of incomes taxes, from net income, by subtracting the gain on disposal of discontinued operations, net of income taxes, by adding interest expense and by adding income tax expenses to net income. Adjusted EBITDA is calculated by adding depreciation and amortization from continuing operations to EBIT, by adding the net unrealized loss or subtracting the net unrealized gain on certain derivative instruments (foreign currency and bunker fuel hedges and the cross currency swap), to and from EBIT, respectively, by adding the foreign currency loss or subtracting the foreign currency gain on the vessel obligations to and from EBIT, respectively, by adding the net unrealized loss or subtracting the net unrealized gain on foreign denominated instruments to and from EBIT, respectively, and by subtracting the gain on asset sales from EBIT. These items have been adjusted because management excludes these amounts when evaluating the performance of Dole.

EBIT and Adjusted EBITDA are not calculated or presented in accordance with U.S. GAAP and EBIT and Adjusted EBITDA are not a substitute for net income attributable to Dole Food Company, Inc., net income, income from continuing operations, cash flows from operating activities or any other measure prescribed by U.S. GAAP. Further, EBIT and Adjusted EBITDA as used herein are not necessarily comparable to similarly titled measures of other companies. However, Dole has included EBIT and Adjusted EBITDA herein because management believes that EBIT and Adjusted EBITDA are useful performance measures for Dole. In addition, EBIT and Adjusted EBITDA are presented because management believes that these measures are frequently used by securities analysts, investors and others in the evaluation of Dole.

EBIT and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation from, or as an alternative to, operating income, cash flow or other combined income or cash flow data prepared in accordance with U.S. GAAP. Because of its limitations, EBIT and Adjusted EBITDA and the related ratios presented throughout this Item 2 should not be considered as measures of discretionary cash available to invest in business growth or reduce indebtedness. Dole compensates for these limitations by relying primarily on its U.S. GAAP results and using EBIT and Adjusted EBITDA only supplementally.

Results of Operations

Selected results of operations for the quarters ended March 27, 2010 and March 28, 2009 were as follows:

	Quarter Ended
	March 27,	March 28,
	2010	2009
	(In thousands)

Revenues, net	$1,605,874	$1,596,590
Operating income	58,980	123,099
Other income (expense), net	4,607	21,952
Interest expense	(41,050)	(37,546)
Income taxes	(3,175)	(8,048)
Net income	22,762	103,717
Less: Net income attributable to noncontrolling interests	(609)	(897)
Net income attributable to Dole Food Company, Inc.	22,153	102,820

Revenues

Revenues rose slightly in the quarter ended March 27, 2010 compared to the quarter ended March 28, 2009. Packaged foods sales increased $11.4 million mainly due to higher volumes sold worldwide. Fresh fruit sales rose slightly due to higher sales in Dole’s European ripening and distribution businesses and higher sales of bananas in North America, partially offset by lower sales of bananas in Europe and Asia and lower volumes sold of Chilean deciduous fruit. In addition, fresh fruit revenues were impacted by the sale of Dole’s box plants located in Ecuador, Costa Rica, Honduras and Chile in the third and fourth quarters of 2009. The box plants contributed $43 million to first quarter 2009 revenues. Favorable foreign currency exchange movements during the first quarter of 2010 in Dole’s selling locations positively impacted revenues by approximately $54 million. These factors were partially offset by slightly lower sales in Dole’s North America fresh vegetables operations due to lower volumes of lettuce sold.

Operating Income

For the quarter ended March 27, 2010, operating income was $59 million compared to $123.1 million in the first quarter of 2009. Operating income in the first quarter of 2010 included a net benefit of $1.8 million from gains on asset sales and unrealized hedging losses, compared with a net benefit of $29.4 million in 2009 from gains on asset sales and net unrealized hedging gains. Fresh fruit operating results decreased primarily due to lower earnings in Dole’s worldwide banana operations and in the Chilean deciduous fruit business. Europe banana earnings were impacted by lower pricing, and higher product and shipping costs. Asia banana earnings were lower mainly due to lower local pricing. North America banana earnings were slightly lower as a result of higher product costs. Chilean deciduous fruit earnings were impacted by the absence of box plant earnings as a result of the box plant sale. These factors were partially offset by improved earnings in the Asia fresh pineapple business. Packaged foods operating results increased primarily due to lower product costs as a result of lower commodity costs and higher volumes. Fresh vegetables operating results, excluding the impact of the first quarter 2009 gain from sale of property, were higher due to improved pricing for strawberries and lower raw material costs. If foreign currency exchange rates in Dole’s significant foreign operations during the first quarter of 2010 had remained unchanged from those experienced during the same period in 2009, Dole estimates that its operating income would have been lower by approximately $6 million. Operating income in the first quarter of 2010 also included realized foreign currency transaction losses of $3 million.

Other Income (Expense), Net

For the quarter ended March 27, 2010, other income (expense), net decreased to income of $4.6 million from income of $22 million in the prior year. The change was primarily due to an unrealized loss of $3.6 million generated on Dole’s cross currency swap in the first quarter of 2010 compared to an unrealized gain of $17.7 million generated in the first quarter of 2009. This factor was partially offset by an increase in foreign currency exchange gains of $4.8 million on Dole’s British pound sterling denominated vessel obligation.

Interest Expense

Interest expense for the quarter ended March 27, 2010 was $41.1 million compared to $37.5 million for the quarter ended March 28, 2009. Interest expense increased primarily as a result of higher effective borrowing rates resulting from Dole’s March 2009 refinancing transactions, higher commitment fees as a result of unused ABL revolver borrowing capacity, and amortization of debt discounts.

As a result of Dole’s debt reduction during 2009 and the March 2010 senior secured credit facilities amendments, Dole expects interest expense for 2010 to be lower by approximately $40 million as compared to 2009.

Income Taxes

Dole recorded $3.2 million of income tax expense on $24.1 million of pretax income from continuing operations for the quarter ended March 27, 2010. Income tax expense included an interest benefit of $0.7 million related to Dole’s unrecognized tax benefits. Income tax expense of $8 million was recorded for the quarter ended March 28, 2009 which included interest expense of $0.6 million (net of associated income tax benefits of approximately $0.2 million) related to Dole’s unrecognized tax benefits. Dole’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions. Income tax expense for the quarter included $2.4 million recorded to establish a valuation allowance against deferred income tax assets in Ecuador which, as the result of a recently enacted tax law, have been determined to be not recoverable. This was offset by a reduction in Dole’s liability for unrecognized tax benefits related to certain foreign jurisdictions.

Under ASC Topic 270, “Interim Reporting” (“ASC 270”) and ASC Topic 740, “Income Taxes” (“ASC 740”), Dole is required to adjust its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. Applying the provisions of ASC 270 and ASC 740 could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

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

Revenues from external customers and EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended
	March 27,	March 28,
	2010	2009
	(In thousands)

Revenues from external customers:
Fresh fruit	$1,122,963	$1,121,982
Fresh vegetables	230,526	233,442
Packaged foods	252,243	240,850
Corporate	142	316

	$1,605,874	$1,596,590

	Quarter Ended
	March 27,	March 28,
	2010	2009
	(In thousands)

EBIT:
Fresh fruit	$43,153	$98,822
Fresh vegetables	10,490	16,473
Packaged foods	29,014	21,890

Total operating segments	82,657	137,185
Corporate:
Unrealized gain (loss) on cross currency swap	(3,588)	17,716
Unrealized gain on foreign denominated instruments	4,726	5,538
Operating and other expenses	(17,155)	(12,558)

Corporate	(16,017)	10,696
Interest expense	(41,050)	(37,546)
Income taxes	(3,175)	(8,048)

Income from continuing operations, net of income taxes	$22,415	$102,287

Fresh Fruit

Fresh fruit revenues for the quarter ended March 27, 2010 increased slightly from revenues for the quarter ended March 28, 2009. European ripening and distribution revenues increased $42 million primarily as a result of favorable euro and Swedish krona foreign currency exchange movements and higher volumes sold in Germany, Italy and Romania. Fresh pineapple sales increased $2.5 million due to higher volumes sold in North America and Europe partially offset by lower sales in Asia. Worldwide banana sales increased as higher banana revenues in North America were partially offset by lower sales in Europe and lower local pricing in Asia. Chilean deciduous fruit sales decreased $36 million as a result of lower volumes and no sales by the former Chilean box plant. Fresh fruit sales decreased $43 million due to the sale of box plants in Latin America. Net favorable foreign currency exchange movements in Dole’s foreign selling locations resulted in higher revenues of approximately $51 million during the first quarter ended March 27, 2010.

Dole’s fresh fruit segment EBIT is significantly impacted by certain items, which are included in the table below:

	Quarter Ended
	March 27,	March 28,
	2010	2009
	(In thousands)

Fresh fruit products	$36,248	$79,311
Unrealized gain (loss) on foreign currency and fuel hedges	(70)	12,591
Foreign currency exchange gain on vessel obligations	5,174	422
Net unrealized loss on foreign denominated instruments	(170)	(202)
Gain on asset sales	1,971	6,700

Total Fresh fruit EBIT.	$43,153	$98,822

Fresh fruit EBIT for the quarter ended March 27, 2010 decreased to $43.2 million from $98.8 million for the quarter ended March 28, 2009. Bananas EBIT decreased primarily due to lower earnings in Dole’s Europe and Asia banana operations as a result of lower local pricing. In addition, banana EBIT in North America and Europe was impacted by higher fruit costs due to increased contract prices from Latin American growers. EBIT in the Chilean deciduous fruit operations decreased as a result of no box plant earnings and higher product costs resulting from an unfavorable Chilean peso foreign currency exchange rate. EBIT in the fresh pineapple operations in Asia was higher as a result of lower product and distribution costs. If foreign currency exchange rates in Dole’s significant fresh fruit foreign operations during the quarter ended March 27, 2010 had remained unchanged from those experienced during the quarter ended March 28, 2009, Dole estimates that fresh fruit EBIT would have been lower by approximately $7 million. Fresh fruit EBIT for the quarter ended March 27, 2010 included realized foreign currency transaction losses of $3 million.

Fresh Vegetables

Fresh vegetables revenues for the quarter ended March 27, 2010 decreased to $230.5 million from $233.4 million for the quarter ended March 28, 2009. Lower revenues in the North America fresh-packed vegetable business resulted from lower sales of iceberg and romaine lettuce, partially offset by improved pricing for strawberries and higher volumes for celery. Revenues in the packaged salads business decreased primarily due to slightly lower sales volumes and lower fuel and transportation related surcharges.

Fresh vegetables EBIT for the quarter ended March 27, 2010 decreased to $10.5 million from $16.5 million for the quarter ended March 28, 2009. EBIT in 2009 benefited from a gain of $9.2 million from the sale of vegetable property in California. EBIT excluding the gain increased $3.2 million due primarily to higher pricing for strawberries in the North America fresh-packed vegetables business as well as lower product costs in the packaged salads business due in part to lower raw material costs.

Packaged Foods

Packaged foods revenues for the quarter ended March 27, 2010 increased 5% to $252.2 million from $240.9 million for the quarter ended March 28, 2009. Revenues increased primarily due to higher volumes sold worldwide. Overall, net pricing in North America was slightly down as a result of new product introductions and increased coupon redemptions.

EBIT in the packaged foods segment for the quarter ended March 27, 2010 increased to $29 million from $21.9 million for the quarter ended March 28, 2009. EBIT benefited from lower product costs worldwide and lower distribution costs in North America. Lower product costs resulted from lower commodity costs (tinplate and plastic resins). These improvements were partially offset by higher levels of marketing expenditures and general and administrative expenses.

Corporate

Corporate EBIT was a loss of $16 million for the quarter ended March 27, 2010 compared to income of $10.7 million for the quarter ended March 28, 2009. The decrease in EBIT was primarily due to an unrealized loss of $3.6 million generated on the cross currency swap in 2010 compared to an unrealized gain of $17.7 million generated on the cross currency swap in 2009. In addition, EBIT in the first quarter of 2010 was impacted by higher levels of general and administrative expenses due in part to higher incentive compensation accruals.

Discontinued Operations

During the second quarter of 2008, Dole approved and committed to a formal plan to divest its fresh-cut flowers operations (“Flowers transactions”). The first phase of the Flowers transaction was completed during the first quarter of 2009 and resulted in a gain of $1.3 million.

Liquidity and Capital Resources

Cash flows provided by operating activities were $18.8 million for the quarter ended March 27, 2010, compared to cash flows provided by operating activities of $39 million for the quarter ended March 28, 2009. Cash flows provided by operating activities decreased by $20.2 million primarily due to lower net income offset by improved working capital. Working capital improved due to lower payments of prepaid expenses and other assets and higher accounts payable as a result of increased inventory purchases and timing of payments. These improvements were partially offset by increase in accounts receivables attributable to timing of collections, and higher levels of inventory purchases.

Cash flows provided by investing activities were $1.6 million for the quarter ended March 27, 2010, compared to cash flows provided by investing activities of $45.1 million for the quarter ended March 28, 2009. The change was primarily due to lower proceeds received from the sale of assets.

Cash flows provided by financing activities were $58.5 million for the quarter ended March 27, 2010, compared to cash flows used in financing activities of $107.4 million for the quarter ended March 28, 2009. The net change was due to higher debt borrowings, net of repayments attributable to Dole’s March 2010 refinancing transactions.

On March 2, 2010, Dole amended its senior secured credit facilities. The amendments, among other things: (i) reduced the applicable Eurodollar interest rate for the term loan facilities to LIBOR plus 3.25%, with a LIBOR floor of 1.75%, or the base rate plus 2.25%; (ii) for the revolving credit facility, kept interest rates on borrowed funds unchanged at a range of LIBOR plus 3.00% to 3.50% or the base rate plus 2.00% to 2.50%, with the rate at any time determined by the average historical borrowing availability; (iii) changed the financial covenant metrics to a maximum total leverage ratio and a minimum interest coverage ratio; (iv) added significant operating and financial flexibility for Dole; and (v) provided for other technical and clarifying changes. The amended senior secured credit facilities provided $850 million of term loan facilities due 2017 and a $350 million revolving credit facility due 2014.

During March 2010, subsequent to the amendments, Dole repaid $13.9 million of the term loan facilities due 2017. On March 2, 2010, Dole called the remaining 2011 Notes for redemption. On April 1, 2010, Dole redeemed the remaining $70 million of the 2011 Notes outstanding with the proceeds from the senior secured credit facilities amendments.

As of March 27, 2010, Dole had a cash balance of $197.6 million and an ABL revolver borrowing base of $271.3 million. There were no borrowings under the ABL revolver at March 27, 2010. After taking into account approximately $92 million of outstanding letters of credit issued under the ABL revolver, Dole had approximately $179.3 million available for borrowings as of March 27, 2010. In addition, Dole had approximately $89.1 million of letters of credit and bank guarantees outstanding under its $100 million pre-funded letter of credit facility as of March 27, 2010.

Dole believes that available borrowing capacity under the revolving credit facility and subsidiaries’ uncommitted lines of credit, together with its existing cash balances, future cash flow from operations, planned asset sales and access to capital markets will enable it to meet its working capital, capital expenditure, debt maturity and other commitments and funding requirements over the next 12 months. Management’s plan is dependent upon the occurrence of future events which will be impacted by a number of factors including the general economic environment in which Dole operates, Dole’s ability to generate cash flow from its operations, and its ability to attract buyers for assets being marketed for sale. Factors impacting Dole’s cash flow from operations include, but are not limited to, items such as product pricing, commodity prices, interest rates and foreign currency exchange rates.

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

During the first quarter of 2010, Dole designated the majority of its foreign currency derivative instruments as cash flow hedges in accordance with guidance provided by ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). As a result, changes in fair value of the foreign currency derivative instruments since hedge designation, to the extent effective, are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) in the condensed consolidated balance sheet and are reclassified into earnings in the same period the underlying transactions affect earnings.

Prior to the March 2010 refinancing transactions, the interest rate swap was designated as a cash flow hedge in accordance with guidance provided by ASC 815. As a result of the March 2010 refinancing transactions, certain terms of Dole’s senior secured credit facilities were amended. Dole has evaluated the impact of these amendments on its hedge designation for its interest rate swap and has determined not to re-designate the interest rate swap as a cash flow hedge of its interest rate risk associated with Term Loan C. As a result, changes in the fair value of the interest rate swap after de-designation on March 2, 2010 are recorded into interest expense instead of as a component of AOCI.

Included in the condensed consolidated statements of operations are unrealized gains (losses) on Dole’s foreign currency and bunker fuel hedges and the cross currency and interest rate swaps by reporting segment as follows:

	Quarter Ended March 27, 2010
	Foreign	Bunker	Cross	Interest
	Currency	Fuel	Currency	Rate
	Hedges	Hedges	Swap	Swap	Total
	(In thousands)

Fresh fruit	$23	$(93)	$—	$—	$(70)
Packaged foods	(121)	—	—	—	(121)
Corporate	—	—	(3,588)	1,120	(2,468)

	$(98)	$(93)	$(3,588)	$1,120	$(2,659)

	Quarter Ended March 28, 2009
	Foreign	Bunker	Cross	Interest
	Currency	Fuel	Currency	Rate
	Hedges	Hedges	Swap	Swap	Total
	(In thousands)

Fresh fruit	$9,350	$3,241	$—	$—	$12,591
Packaged foods	152	—	—	—	152
Corporate	—	—	17,716	—	17,716

	$9,502	$3,241	$17,716	$—	$30,459

For information regarding Dole’s derivative instruments and hedging activities, refer to Note 13 to the condensed consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the quarter ended March 27, 2010, there have been no material changes in the market risk disclosure presented in Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010. For information regarding Dole’s derivative instruments and hedging activities, refer to Note 13 to the condensed consolidated financial statements contained in this Quarterly Report.

Item 4. CONTROLS AND PROCEDURES

An evaluation was carried out as of March 27, 2010 under the supervision and with the participation of Dole’s management, including Dole’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Dole’s disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act. Based upon this evaluation, Dole’s Chief Executive Officer and Chief Financial Officer concluded that Dole’s disclosure controls and procedures were effective as of March 27, 2010. No change in Dole’s internal control over financial reporting identified in connection with this evaluation that occurred during the first quarter of 2010 has materially affected, or is reasonably likely to materially affect, Dole’s internal control over financial reporting.

PART II.
OTHER INFORMATION
DOLE FOOD COMPANY, INC.

Item 1.	Legal Proceedings

For information regarding legal matters, refer to Note 11 to the condensed consolidated financial statements contained in this Quarterly Report.

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

May 10, 2010

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