Form 10-Q
period 2010-06-19
DOLE FOOD CO INC
filed 2010-08-03
CIK 18169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 19, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 29, 2010

Common Stock, $0.001 Par Value	88,227,289

DOLE FOOD COMPANY, INC.

PART I.
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended		Half Year Ended
	June 19,	June 20,	June 19,	June 20,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Revenues, net	$1,741,522	$1,714,722	$3,347,396	$3,311,312
Cost of products sold	(1,540,722)	(1,492,606)	(2,974,389)	(2,885,325)

Gross margin	200,800	222,116	373,007	425,987
Selling, marketing and general and administrative expenses	(121,252)	(113,944)	(236,450)	(211,350)
Gain on asset sales (Note 11)	950	159	2,921	16,793

Operating income	80,498	108,331	139,478	231,430
Other income (expense), net (Note 2)	(5,496)	(33,046)	(889)	(11,094)
Interest income	1,516	1,500	3,118	3,136
Interest expense	(37,138)	(50,242)	(78,188)	(87,788)

Income from continuing operations before income taxes and equity earnings	39,380	26,543	63,519	135,684
Income taxes	(9,067)	(8,963)	(12,242)	(17,011)
Earnings from equity method investments	2,832	3,277	4,283	4,471

Income from continuing operations	33,145	20,857	55,560	123,144
Income from discontinued operations, net of income taxes	327	265	674	387
Gain on disposal of discontinued operations, net of income taxes	—	—	—	1,308

Net income	33,472	21,122	56,234	124,839
Less: Net income attributable to noncontrolling interests	(1,151)	(977)	(1,760)	(1,874)

Net income attributable to Dole Food Company, Inc.	$32,321	$20,145	$54,474	$122,965

Earnings per share — Basic and Diluted (Note 14):
Income from continuing operations	$0.38	$0.40	$0.64	$2.38
Net income attributable to Dole Food Company, Inc.	$0.37	$0.39	$0.62	$2.38

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 19,	January 2,
	2010	2010
	(In thousands, except per
	share data)

ASSETS
Cash and cash equivalents	$185,346	$119,670
Restricted deposits (Note 12)	24,180	—
Receivables, net of allowances of $43,474 and $51,380, respectively	811,693	726,157
Inventories	691,232	718,191
Prepaid expenses	71,322	68,665
Deferred income tax assets	9,789	8,496
Assets held-for-sale (Note 11)	91,093	96,020

Total current assets	1,884,655	1,737,199
Restricted deposits (Note 12)	—	23,290
Investments	80,358	85,004
Property, plant and equipment, net of accumulated depreciation of $1,102,323 and $1,069,299 respectively	941,476	962,247
Goodwill	407,247	407,247
Intangible assets, net	704,069	705,853
Other assets, net	182,818	186,183

Total assets	$4,200,623	$4,107,023

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$489,324	$474,399
Accrued liabilities	573,441	440,840
Current portion of long-term debt	7,288	8,017
Notes payable	43,582	37,308

Total current liabilities	1,113,635	960,564
Long-term debt	1,566,544	1,552,680
Deferred income tax liabilities	203,089	204,567
Other long-term liabilities	407,729	523,233
Contingencies (Note 10)
Shareholders’ equity
Preferred stock — $0.001 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock — $0.001 par value; 300,000 shares authorized, 88,227 and 88,233 shares issued and outstanding as of June 19, 2010 and January 2, 2010, respectively	88	88
Additional paid-in capital	771,730	768,973
Retained earnings	159,681	105,207
Accumulated other comprehensive loss	(49,343)	(35,293)

Equity attributable to Dole Food Company, Inc.	882,156	838,975
Equity attributable to noncontrolling interests	27,470	27,004

Total shareholders’ equity	909,626	865,979

Total liabilities and shareholders’ equity	$4,200,623	$4,107,023

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Half Year Ended
	June 19,	June 20,
	2010	2009
	(In thousands)

Operating Activities
Net income	$56,234	$124,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,022	54,822
Share-based compensation expense	2,757	—
Net (gains) losses on financial instruments	8,043	(966)
Asset write-offs and net gain on sale of assets	(5,071)	(18,120)
Earnings from equity method investments	(4,283)	(4,471)
Amortization of debt discounts and debt issuance costs	4,764	2,270
Write-off of debt issuance costs	4,650	5,222
Provision for deferred income taxes	(632)	2,056
Pension and other postretirement benefit plan expense	6,948	6,231
Other	852	699
Changes in operating assets and liabilities:
Receivables	(66,064)	(5,844)
Inventories	26,837	67,415
Prepaid expenses and other assets	(324)	(21,822)
Income taxes	(1,829)	4,186
Accounts payable	30,651	(8,551)
Accrued liabilities	(3,586)	4,040
Other long-term liabilities	(19,006)	(2,692)

Cash flow provided by operating activities	90,963	209,314
Investing Activities
Cash received from sales of assets and businesses, net of cash disposed	18,784	59,308
Capital expenditures	(31,823)	(24,936)
Restricted deposits	(890)	(6,070)
Other	(515)	(49)

Cash flow (used in) provided by investing activities	(14,444)	28,253
Financing Activities
Short-term debt repayments, net of borrowings	(5,613)	(754)
Long-term debt borrowings	923,218	843,281
Long-term debt repayments	(906,222)	(1,039,172)
Payment of debt issuance costs	(16,986)	(18,103)
Payment of initial public offering costs	(957)	—
Dividends paid to noncontrolling interests	(1,268)	(4,955)

Cash flow used in financing activities	(7,828)	(219,703)

Effect of foreign currency exchange rate changes on cash	(3,015)	(774)

Increase in cash and cash equivalents	65,676	17,090
Cash and cash equivalents at beginning of period	119,670	90,829

Cash and cash equivalents at end of period	$185,346	$107,919

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued
(Unaudited)

Supplemental cash flow information

At June 19, 2010 and January 2, 2010, accounts payable included approximately $7.4 million and $6.1 million, respectively, for capital additions. Of the $6.1 million of capital additions included in accounts payable at January 2, 2010, approximately $5.1 million had been paid during the half year ended June 19, 2010. Of the $6.7 million of capital additions included in accounts payable at January 3, 2009, the majority was paid during the half year ended June 20, 2009.

For the half year ended June 20, 2009, changes in operating assets and liabilities for prepaid expenses and other assets included a $10 million provisional payment made to the European Commission (“EC”) during January 2009 related to the EC’s Antitrust Decision. Refer to Note 10 — Contingencies for further information.

In addition to proceeds from asset sales of $59.3 million for the half year ended June 20, 2009, $25.9 million of long-term debt was assumed by the buyer of the fresh-cut flowers subsidiaries, therefore providing a total benefit to Dole of $85.2 million from asset sales. During the fourth quarter of 2008, the fresh-cut flowers subsidiaries borrowed $25.9 million and Dole’s cash balance at January 3, 2009 reflected the cash proceeds from this transaction. The debt ceased to be an obligation of Dole upon the closing of the first phase of the Flowers transactions during the first quarter of 2009.

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated Other
					Comprehensive Income (Loss)
					Pension &			Equity
	Common		Additional		Other	Cumulative	Unrealized	Attributable	Total
	Shares	Common	Paid-In	Retained	Postretirement	Translation	Gains (Losses)	to Noncontrolling	Shareholders’
	Outstanding	Stock	Capital	Earnings	Benefits	Adjustment	on Hedges	Interests	Equity
	(In thousands)

Balance at January 3, 2009	51,710	$51	$409,630	$36,122	$(40,960)	$27,187	$(29,130)	$30,259	$433,159
Net income	—	—	—	122,965	—	—	—	1,874	124,839
Dividends paid	—	—	—	—	—	—	—	(4,955)	(4,955)
Unrealized foreign currency translation and hedging gains (losses), net of income taxes	—	—	—	—	—	(2,386)	852	(3)	(1,537)
Reclassification of realized losses to net income	—	—	—	—	—	—	4,007	—	4,007
Change in employee benefit plans, net of income taxes	—	—	—	—	(58)	—	—	—	(58)

Balance at June 20, 2009	51,710	$51	$409,630	$159,087	$(41,018)	$24,801	$(24,271)	$27,175	$555,455

Balance at January 2, 2010	88,233	$88	$768,973	$105,207	$(52,393)	$38,226	$(21,126)	$27,004	$865,979
Net income	—	—	—	54,474	—	—	—	1,760	56,234
Share-based compensation	—	—	2,757	—	—	—	—	—	2,757
Cancellation of restricted stock	(6)	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(1,268)	(1,268)
Unrealized foreign currency translation and hedging gains (losses), net of income taxes	—	—	—	—	—	(24,715)	8,406	(26)	(16,335)
Reclassification of realized losses to net income, net of income taxes	—	—	—	—	—	—	2,259	—	2,259

Balance at June 19, 2010	88,227	$88	$771,730	$159,681	$(52,393)	$13,511	$(10,461)	$27,470	$909,626

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended		Half Year Ended
	June 19,	June 20,	June 19,	June 20,
	2010	2009	2010	2009
		(In thousands)

Net income	$33,472	$21,122	$56,234	$124,839
Unrealized foreign currency translation and hedging gains (losses), net of income taxes	(12,244)	10,808	(16,335)	(1,537)
Reclassification of realized losses to net income, net of income taxes	1,102	3,461	2,259	4,007
Change in employee benefit plans, net of income taxes	—	—	—	(58)

Comprehensive income	22,330	35,391	42,158	127,251
Less: Comprehensive income attributable to noncontrolling interests	(1,142)	(990)	(1,734)	(1,871)

Comprehensive income attributable to Dole Food Company, Inc.	$21,188	$34,401	$40,424	$125,380

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) include all adjustments necessary, which are of a normal recurring nature, to present fairly Dole’s financial position, results of operations and cash flows. Dole operates under a 52/53-week year. The quarters ended June 19, 2010 and June 20, 2009 are twelve weeks in duration. For a summary of significant accounting policies and additional information relating to Dole’s financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of Dole’s Annual Report on Form 10-K (“Form 10-K”) for the year ended January 2, 2010.

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

NOTE 2 — OTHER INCOME (EXPENSE), NET

Included in other income (expense), net in Dole’s condensed consolidated statements of operations for the quarters and half years ended June 19, 2010 and June 20, 2009 are the following items:

	Quarter Ended		Half Year Ended
	June 19,	June 20,	June 19,	June 20,
	2010	2009	2010	2009
	(In thousands)

Unrealized loss on cross currency swap	$(10,713)	$(24,419)	$(14,301)	$(6,703)
Realized gain on cross currency swap	2,291	2,621	4,547	4,941
Unrealized gain (loss) on foreign denominated borrowings	2,058	(4,177)	7,467	1,361
Realized gain on foreign denominated borrowings	1,102	44	1,102	1,216
Foreign currency exchange gain (loss) on vessel obligation	(81)	(7,405)	5,093	(6,983)
Write-off of debt issuance costs	—	—	(4,650)	(5,222)
Other	(153)	290	(147)	296

Other income (expense), net	$(5,496)	$(33,046)	$(889)	$(11,094)

Refer to Note 12 — Derivative Financial Instruments for further discussion regarding Dole’s cross currency swap.

NOTE 3 — DISCONTINUED OPERATIONS

During the second quarter of 2008, Dole approved and committed to a formal plan to divest its fresh-cut flowers operations (“Flowers transactions”). The first phase of the Flowers transactions was completed during the first quarter of 2009.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The operating results of fresh-cut flowers for the quarters and half years ended June 19, 2010 and June 20, 2009 are reported in the following table:

	Quarter Ended
	June 19,	June 20,
	2010	2009
	(In thousands)

Revenues	$415	$401

Income before income taxes	$347	$315
Income taxes	(20)	(50)

Income from discontinued operations, net of income taxes	$327	$265

	Half Year Ended
	June 19,	June 20,
	2010	2009
	(In thousands)

Revenues	$830	$3,181

Income before income taxes	$701	$474
Income taxes	(27)	(87)

Income from discontinued operations, net of income taxes	$674	$387

Gain on disposal of discontinued operations, net of income taxes	$—	$1,308

For all periods presented, noncontrolling interests’ share of income from discontinued operations was not material.

NOTE 4 — INCOME TAXES

Dole recorded $12.2 million of income tax expense on $63.5 million of pretax income from continuing operations for the half year ended June 19, 2010. Income tax expense included interest expense of $0.1 million related to Dole’s unrecognized tax benefits. Income tax expense of $17 million on $135.7 million of pretax income from continuing operations was recorded for the half year ended June 20, 2009 which included interest expense of $1.2 million (net of associated income tax benefits of approximately $0.3 million) related to Dole’s unrecognized tax benefits. Dole’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions. Income tax expense for the half year ended June 19, 2010 included $2.4 million recorded to establish a valuation allowance against deferred income tax assets in Ecuador which, as the result of a recently enacted tax law, have been determined to not be recoverable. This was offset by a reduction in Dole’s liability for unrecognized tax benefits related to certain foreign jurisdictions.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Dole recognizes accrued interest and penalties related to its unrecognized tax benefits as a component of income taxes in the accompanying condensed consolidated statements of operations. Accrued interest and penalties before tax benefits were $28.4 million and $28.3 million at June 19, 2010 and January 2, 2010, respectively, and are included as a component of other long-term liabilities in the accompanying condensed consolidated balance sheets.

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

Internal Revenue Service Audit:  On August 27, 2009, the IRS completed its examination of Dole’s U.S. federal income tax returns for the years 2002-2005 and issued a Revenue Agent’s report (“RAR”) that includes various proposed adjustments, including with respect to the going-private merger transaction. The IRS is proposing that funding used in the going-private merger is taxable and that some related investment banking fees are not deductible. The net tax deficiency associated with the RAR is $122 million, plus interest. On October 27, 2009, Dole filed a protest letter vigorously challenging the proposed adjustments contained in the RAR and is pursuing resolution of these issues with the Appeals Division of the IRS. Dole believes, based in part upon the advice of its tax advisors, that its tax treatment of such transactions was appropriate. Although the timing and ultimate resolution of any issues arising from the IRS examination are uncertain and are subject to settlement on mutually agreeable terms at any time, at this time Dole does not anticipate that the total unrecognized tax benefits will significantly change within the next twelve months nor does Dole anticipate that any material tax payments will be made related to these matters within the next twelve months.

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

There was no impact to Dole from the changes made to the tax treatment of the Medicare Part D program as a result of the March 2010 enactment of the “Patient Protection and Affordable Care Act.”

NOTE 5 — INVENTORIES

The major classes of inventories were as follows:

	June 19,	January 2,
	2010	2010
	(In thousands)

Finished products	$369,815	$355,387
Raw materials and work in progress	108,750	100,843
Crop-growing costs	152,989	207,312
Operating supplies and other	59,678	54,649

	$691,232	$718,191

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

Goodwill has been allocated to Dole’s reporting segments as follows:

		Fresh	Packaged
	Fresh Fruit	Vegetables	Foods	Total
	(In thousands)

Balance as of January 2, 2010 and June 19, 2010	$275,430	$71,206	$60,611	$407,247

Details of Dole’s intangible assets were as follows:

	June 19,	January 2,
	2010	2010
	(In thousands)

Amortized intangible assets:
Customer relationships	$39,631	$39,631
Other amortized intangible assets	1,937	2,126

	41,568	41,757
Accumulated amortization — customer relationships	(25,736)	(23,989)
Other accumulated amortization	(1,378)	(1,530)

Accumulated amortization — intangible assets	(27,114)	(25,519)

Amortized intangible assets, net	14,454	16,238
Indefinite-lived intangible assets:
Trademark and trade names	689,615	689,615

Total identifiable intangible assets, net	$704,069	$705,853

Amortization expense of intangible assets totaled $0.9 million and $0.9 million for the quarters ended June 19, 2010 and June 20, 2009, respectively, and $1.8 million and $1.7 million for the half years ended June 19, 2010 and June 20, 2009, respectively.

As of June 19, 2010, the estimated remaining amortization expense associated with Dole’s intangible assets for the remainder of 2010 and in each of the next four fiscal years is as follows (in thousands):

Fiscal Year	Amount

2010	$2,039
2011	$3,790
2012	$3,790
2013	$1,611
2014	$955

Dole performed its annual impairment test for goodwill for all of its reporting units during the second quarter of 2010. In performing the valuations, Dole estimated the fair value of its reporting units using a combination of a market approach based on revenue and earnings before interest expense, income taxes, depreciation and amortization multiples of comparable public companies that are engaged in similar lines of business, and using an income approach based on expected future cash flows that are discounted at rates that reflect the risks associated with the current market. In determining the estimated cash flows for each of the reporting units, Dole considered recent economic and industry trends in estimating the expected future cash flows, which are subject to change based upon market conditions. As a result of the test, there were no indicators of a goodwill impairment. Reasonably

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

possible fluctuations in the market guideline multiples, cash flow estimates, or the discount rates used would not indicate that there is an impairment of goodwill.

In addition, Dole also performed its annual impairment test for its trademark during the second quarter of 2010. Dole estimated the fair value of its trademark using the relief-from-royalty method. The relief-from-royalty method estimates the royalty expense that could be avoided in the operating business as a result of owning the respective trademark. The royalty savings are measured by applying a royalty rate to projected sales and then discounted by a discount rate that reflects the risks associated with the current market. The royalty rate is determined based on market data. The fair value estimate is most sensitive to the royalty rate used, and reasonably possible changes to the royalty rate and the discount rate would not indicate impairment for the Dole trademark.

NOTE 7 — NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:

	June 19,	January 2,
	2010	2010
	(In thousands)

Unsecured debt:
8.875% notes due 2011	$—	$70,000
8.75% debentures due 2013	155,000	155,000
Secured debt:
13.875% notes due 2014	227,437	227,437
8% notes due 2016	315,000	315,000
Asset-based revolving credit facility	—	—
Term loan facilities	836,100	739,216
Contracts and notes, at a weighted-average interest rate of 6% in 2010 (6% in 2009) through 2014	8,596	9,349
Capital lease obligations	58,541	65,065
Notes payable, at a weighted-average interest rate of 5% in 2010 (7.3% in 2009)	43,582	37,308
Unamortized debt discount	(26,842)	(20,370)

	1,617,414	1,598,005
Current maturities, net of unamortized debt discount	(50,870)	(45,325)

	$1,566,544	$1,552,680

Notes Payable

Dole borrows funds primarily on a short-term basis to finance current operations. The terms of these borrowings range from one month to three months. Dole’s notes payables at June 19, 2010 consist primarily of foreign borrowings in Asia and Latin America.

2010 Debt Refinancing

On March 2, 2010, Dole amended its senior secured credit facilities. The amendments, among other things: (i) reduced the applicable Eurodollar interest rate for the term loan facilities; (ii) for the revolving credit facility, kept interest rates on borrowed funds unchanged; (iii) changed the financial covenant metrics to a maximum total leverage ratio and a minimum interest coverage ratio for the term loan facilities; (iv) added significant operating and

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

financial flexibility for Dole; and (v) provided for other technical and clarifying changes. The amended senior secured credit facilities provided $850 million of term loan facilities due 2017 and a $350 million revolving credit facility due 2014.

On March 2, 2010, Dole called for redemption all of the remaining 8.875% Senior Notes due 2011 (“2011 Notes”). On April 1, 2010, Dole redeemed the remaining $70 million of the 2011 Notes outstanding with the proceeds from the senior secured credit facilities amendments.

Term Loans and Revolving Credit Facility

As of June 19, 2010, the term loan facilities consisted of $240 million of Term Loan B and $596.1 million of Term Loan C. The term loan facilities bear interest, at Dole’s option, at a rate per annum equal to either (i) LIBOR plus a base rate of 3.25%, with a LIBOR floor of 1.75%; or (ii) the base rate plus 2.25%. Interest on the term loan facilities is payable quarterly in arrears. The weighted average variable interest rate at June 19, 2010 for Term Loan B and Term Loan C was 5.03%. The term loan facilities require quarterly principal payments, plus a balloon payment due in 2017. Dole has an interest rate swap to hedge future changes in interest rates and a cross currency swap to lower the U.S. dollar fixed interest rate to a Japanese yen fixed interest rate on Term Loan C through June 2011. Refer to Note 12 — Derivative Financial Instruments for additional information related to these instruments.

As of June 19, 2010, the asset based lending senior secured revolving credit facility (“ABL revolver”) borrowing base was $277.1 million. There were no borrowings under the ABL revolver at June 19, 2010. Amounts outstanding under the ABL revolver bear interest, at Dole’s option, at a rate per annum equal to either (i) LIBOR plus 3.00% to 3.50%, or (ii) a base rate plus 2.00% to 2.50%, in each case, based upon Dole’s historical borrowing availability under this facility. The ABL revolver matures in March 2014. After taking into account approximately $113.6 million of outstanding letters of credit issued under the ABL revolver, Dole had approximately $163.5 million available for borrowings as of June 19, 2010. In addition, Dole had approximately $61.1 million of letters of credit and bank guarantees outstanding under its $100 million pre-funded letter of credit facility as of June 19, 2010.

Covenants

Provisions under the senior secured credit facilities and the indentures governing Dole’s senior notes and debentures require Dole to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. The ABL revolver also contains a “springing covenant,” which would not be effective unless the availability under the ABL revolver were to fall below the greater of $37.5 million and 12.5% of the Total Commitment (as defined) for any three consecutive business days. To date, the springing covenant has never been effective and Dole does not currently anticipate that the springing covenant will become effective.

In addition, as a result of the March 2, 2010 amendments to Dole’s senior secured credit facilities, Dole is subject to a maximum total leverage and a minimum interest coverage ratio. At June 19, 2010, Dole’s total leverage ratio was 4.20x and interest coverage ratio was 1.93x as compared with the required maximum total leverage ratio of 5.00x and the minimum interest coverage ratio of 1.50x.

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

Debt Discounts and Debt Issuance Costs

In connection with the March 2, 2010 amendments of the senior secured credit facilities, Dole incurred debt issuance costs of $17 million. Debt issuance costs are capitalized and amortized into interest expense over the term of the underlying debt. During the quarter and half year ended June 19, 2010, Dole amortized deferred debt issuance costs of $1.4 million and $2.6 million, respectively. During the quarter and half year ended June 20, 2009, Dole amortized deferred debt issuance costs of $1.4 million and $2.3 million, respectively.

Dole wrote off approximately $4.6 million of deferred debt issuance costs during the half year ended June 19, 2010 resulting from the amendments of the senior secured credit facilities as well as the refinancing of the term loan facilities in connection with the amendments. In accordance with ASC Topic 470, “Debt,” the refinancing of the term loans and a portion of the ABL revolver, as a result of the amendments, was accounted for as extinguishment of debt. The write-off related to these amendments was recorded in other income (expense), net in the condensed consolidated statement of operations for the half year ended June 19, 2010.

Debt discounts on term loan facilities in connection with the 2010 amendments of the senior secured credit facilities totaled $8.5 million. Debt discounts are amortized into interest expense over the term of the underlying debt. During the quarter and half year ended June 19, 2010, Dole amortized debt discounts of $1.1 million and $2 million, respectively. During the quarter and half year ended June 20, 2009, Dole amortized debt discounts of $0.8 million and $0.8 million, respectively.

Fair Value of Debt

Dole estimates the fair value of its secured and unsecured notes and debentures based on current quoted market prices. The term loans are traded between institutional investors on the secondary loan market, and the fair values of the term loans are based on the last available trading price. The carrying values and estimated fair values of Dole’s debt is summarized below:

	June 19, 2010		January 2, 2010
	Carrying	Estimated	Carrying	Estimated
	Values	Fair Values	Values	Fair Values
	(In thousands)

Secured and unsecured notes and debentures	$678,717	$738,827	$747,067	$824,412
Term loans	827,978	834,010	739,216	743,836

Carrying values are net of debt discounts.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 8 — EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for Dole’s U.S. and international pension plans and other postretirement benefit (“OPRB”) plans were as follows:

			International
	U.S. Pension Plans		Pension Plans		OPRB Plans
	Quarter Ended		Quarter Ended		Quarter Ended
	June 19,	June 20,	June 19,	June 20,	June 19,	June 20,
	2010	2009	2010	2009	2010	2009
	(In thousands)

Components of net periodic benefit cost:
Service cost	$45	$38	$1,281	$1,361	$19	$52
Interest cost	3,639	4,003	1,582	1,683	541	615
Expected return on plan assets	(3,774)	(3,898)	(103)	(98)	—	—
Amortization of:
Unrecognized net loss (gain)	888	54	108	138	(27)	(119)
Unrecognized prior service cost (benefit)	—	—	81	77	(813)	(797)
Unrecognized net transition obligation	—	—	6	11	—	—

	$798	$197	$2,955	$3,172	$(280)	$(249)

			International
	U.S. Pension Plans		Pension Plans		OPRB Plans
	Half Year Ended		Half Year Ended		Half Year Ended
	June 19,	June 20,	June 19,	June 20,	June 19,	June 20,
	2010	2009	2010	2009	2010	2009
	(In thousands)

Components of net periodic benefit cost:
Service cost	$90	$76	$2,562	$2,720	$37	$104
Interest cost	7,278	8,006	3,167	3,359	1,082	1,230
Expected return on plan assets	(7,548)	(7,796)	(206)	(196)	—	—
Amortization of:
Unrecognized net loss (gain)	1,776	108	216	276	(54)	(238)
Unrecognized prior service cost (benefit)	—	—	162	154	(1,626)	(1,594)
Unrecognized net transition obligation	—	—	12	22	—	—

	$1,596	$394	$5,913	$6,335	$(561)	$(498)

NOTE 9 — SEGMENT INFORMATION

Dole has three reportable operating segments: fresh fruit, fresh vegetables and packaged foods. These reportable segments are managed separately due to differences in their products, production processes, distribution channels and customer bases.

Management evaluates and monitors segment performance primarily through, among other measures, earnings before interest expense and income taxes (“EBIT”). EBIT is calculated by adding interest expense and income taxes to income from continuing operations. Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to Dole as a whole. EBIT is not defined under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and should not be considered in isolation or as a substitute for net income or cash flow

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

measures prepared in accordance with U.S. GAAP or as a measure of Dole’s profitability. Additionally, Dole’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate EBIT in the same manner.

Revenues from external customers and EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended		Half Year Ended
	June 19,	June 20,	June 19,	June 20,
	2010	2009	2010	2009
		(In thousands)

Revenues from external customers:
Fresh fruit	$1,223,438	$1,221,433	$2,346,401	$2,343,415
Fresh vegetables	268,869	258,087	499,395	491,529
Packaged foods	249,061	234,892	501,304	475,742
Corporate	154	310	296	626

	$1,741,522	$1,714,722	$3,347,396	$3,311,312

	Quarter Ended		Half Year Ended
	June 19,	June 20,	June 19,	June 20,
	2010	2009	2010	2009
		(In thousands)

EBIT:
Fresh fruit	$67,846	$96,466	$110,999	$195,288
Fresh vegetables	7,396	(3,509)	17,886	12,964
Packaged foods	24,815	23,998	53,829	45,888

Total operating segments	100,057	116,955	182,714	254,140
Corporate:
Unrealized loss on cross currency swap	(10,713)	(24,419)	(14,301)	(6,703)
Net unrealized gain (loss) on foreign denominated instruments	1,739	(3,957)	6,465	1,581
Operating and other expenses	(11,733)	(8,517)	(28,888)	(21,075)

Corporate	(20,707)	(36,893)	(36,724)	(26,197)
Interest expense	(37,138)	(50,242)	(78,188)	(87,788)
Income taxes	(9,067)	(8,963)	(12,242)	(17,011)

Income from continuing operations	$33,145	$20,857	$55,560	$123,144

Dole’s equity earnings from equity method investments, which have been included in EBIT in the table above, relate primarily to the fresh fruit operating segment.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Total assets for the three reportable operating segments, corporate and fresh-cut flowers were as follows:

	June 19,	January 2,
	2010	2010
	(In thousands)

Total assets:
Fresh fruit	$2,203,959	$2,165,234
Fresh vegetables	379,001	396,449
Packaged foods	667,842	645,349

Total operating segments	3,250,802	3,207,032
Corporate	937,182	887,352
Fresh-cut flowers — discontinued operation	12,639	12,639

	$4,200,623	$4,107,023

NOTE 10 — CONTINGENCIES

Dole is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to Dole’s operations. At June 19, 2010, guarantees of $2 million consisted primarily of amounts advanced under third-party bank agreements to independent growers that supply Dole with product. Dole has not historically experienced any significant losses associated with these guarantees.

Dole issues letters of credit and bank guarantees through its ABL revolver and its pre-funded letter of credit facilities, and, in addition, separately through major banking institutions. Dole also provides insurance-company-issued bonds. These letters of credit, bank guarantees and insurance company bonds are required by certain regulatory authorities, suppliers and other operating agreements. As of June 19, 2010, total letters of credit, bank guarantees and bonds outstanding under these arrangements were $212.2 million, of which $61.1 million was issued under Dole’s pre-funded letter of credit facility.

Dole also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. Dole guaranteed $230.3 million of its subsidiaries’ obligations to their suppliers and other third parties as of June 19, 2010.

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

Currently there are 227 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP or seeking enforcement of Nicaragua judgments. In addition, there are 72 labor cases pending in Costa Rica under that country’s national insurance program.

Twenty-one of the 227 lawsuits are currently pending in various jurisdictions in the United States, including nine new lawsuits filed in the First Circuit Court for the State of Hawaii, but not including one lawsuit that was dismissed with prejudice that had been pending in the District Court of Brazoria County, Texas. One case in Los Angeles Superior Court, the last remaining lawsuit brought in the United States by Nicaraguan plaintiffs, was recently dismissed after the Court found that the plaintiffs and their representatives engaged in blatant fraud, witness tampering, and active manipulation. In dismissing this lawsuit, the Court vacated an earlier $1.58 million judgment against Dole in favor of four of the plaintiffs. This result was the culmination of hearings conducted by the Court in response to a July 7, 2009 order issued to plaintiffs by the California Second District Court of Appeal directing them to show cause why the $1.58 million judgment should not be vacated and judgment be entered in Dole’s favor on the grounds that the judgment was procured through fraud. After hearings held on May 10 and 11, and July 7-9 and 12, 2010, the Court found that the judgment had been procured through fraud on both Dole and the Court, and ordered it vacated.

The remaining lawsuits are pending in Latin America and the Philippines. Claimed damages in DBCP cases worldwide total approximately $45 billion, with lawsuits in Nicaragua representing approximately 87% of this amount. Typically in these cases Dole is a joint defendant with the major DBCP manufacturers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against Dole.

In Nicaragua, 195 cases are currently filed (of which 33 are active) in various courts throughout the country, all but two of which were brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional. Thirty-two cases have resulted in judgments in Nicaragua: $489.4 million (nine cases consolidated with 465 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; $64.8 million (one case with 85 claimants) on June 15, 2004; $27.7 million (one case with 36 claimants) on March 17, 2005; $98.5 million (one case with 150 claimants) on August 8, 2005; $46.4 million (one case with 62 claimants) on August 20, 2005; $809 million (six cases consolidated with 1,248 claimants) on December 1, 2006; $38.4 million (one case with 192 claimants) on November 14, 2007; and $357.7 million (eight cases with 417 claimants) on January 12, 2009, which Dole learned of unofficially. Except for the latest one, Dole has appealed all judgments, with Dole’s appeal of the August 8, 2005 $98.5 million judgment and of the December 1, 2006 $809 million judgment currently pending before the Nicaragua Court of Appeal. Dole will appeal the $357.7 million judgment once it has been served.

In all but one of the active cases where the proceeding has reached the appropriate stage, Dole has sought to have the cases returned to the United States. In all of the cases where Dole’s request to return the case to the United States has been ruled upon, the courts have denied Dole’s request and Dole has appealed those decisions.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The claimants’ attempted enforcement of the December 11, 2002 judgment for $489.4 million in the United States resulted in a dismissal with prejudice of that action by the United States District Court for the Central District of California on October 20, 2003. The claimants voluntarily dismissed their appeal of that decision, which was pending before the United States Court of Appeals for the Ninth Circuit. Defendants filed a motion for sanctions against plaintiffs’ counsel before the Court of Appeals in that case. A Special Master appointed by the Court of Appeals recommended that plaintiffs’ counsel be ordered to pay defendants’ fees and costs up to $130,000 each to Dole and the other two defendants; and following such recommendation, the Court of Appeals appointed a special prosecutor. The Court held oral argument on the recommendation of the special prosecutor and a follow up hearing on such recommendation was held on October 15, 2009. On July 13, 2010, the Court of Appeals issued a ruling adopting the special prosecutor’s recommendation regarding payment of defendants’ fees and costs. The Court also publicly sanctioned one of plaintiffs’ counsel and suspended two others from practicing before the Ninth Circuit for six months.

On October 20, 2009, the United States District Court for the Southern District of Florida issued an order denying recognition and enforcement of the $98.5 million Nicaragua judgment against Dole and another U.S. company. That order cited separate and independent grounds for non-recognition: the Nicaragua trial court did not have jurisdiction over the defendant companies; the judgment did not arise out of proceedings that comported with the international concept of due process; the judgment was rendered under a system which does not provide an impartial tribunal or procedures compatible with the requirements of due process of law; and the cause of action or claim for relief on which the judgment is based is repugnant to the public policy of Florida. Final judgment in favor of Dole (and the other defendant companies) was entered November 10, 2009, and the Court ordered the case closed. On March 10, 2010, Plaintiffs filed an appeal, which is currently pending before the United States Court of Appeals for the Eleventh Circuit. Dole has sought to recover its costs associated with this enforcement action. On July 7, 2010, the magistrate judge to whom Dole’s costs motion was referred issued a report and recommendation to the district court to award Dole costs of approximately $34 thousand. On July 26, 2010, plaintiffs filed an objection to the report and recommendation. The district court has not issued a filing ruling on Dole’s costs motion.

Claimants have also sought to enforce the Nicaraguan judgments in Colombia, Ecuador and Venezuela. In Venezuela, the claimants have attempted to enforce five of the Nicaraguan judgments in that country’s Supreme Court: $489.4 million (December 11, 2002); $82.9 million (February 25, 2004); $15.7 million (May 25, 2004); $56.5 million (June 14, 2004); and $64.8 million (June 15, 2004). The Venezuela Supreme Court has dismissed all five of these enforcement actions because plaintiffs failed to properly serve Dole. An action filed to enforce the $27.7 million Nicaraguan judgment (March 17, 2005) in the Colombian Supreme Court was dismissed. In Ecuador, the claimants attempted to enforce the five Nicaraguan judgments issued between February 25, 2004 through June 15, 2004 in the Ecuador Supreme Court. The First, Second and Third Chambers of the Ecuador Supreme Court issued rulings refusing to consider those enforcement actions on the ground that the Supreme Court was not a court of competent jurisdiction for enforcement of a foreign judgment. The plaintiffs subsequently refiled those five enforcement actions in the civil court in Guayaquil, Ecuador. Two of these subsequently filed enforcement actions have been dismissed by the 3rd Civil Court — $15.7 million (May 25, 2004) — and the 12th Civil Court — $56.5 million (June 14, 2004) — in Guayaquil; plaintiffs have sought reconsideration of those dismissals. The remaining three enforcement actions have been abandoned by operation of law for lack of prosecution.

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

NOTE 11 — ASSETS HELD-FOR-SALE

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

Total assets held-for-sale by segment were as follows:

				Fresh-Cut
				Flowers -
		Fresh	Packaged	Discontinued	Total Assets
	Fresh Fruit	Vegetables	Foods	Operation	Held-For-Sale
	(In thousands)

Balance as of January 2, 2010	$76,317	$3,850	$3,214	$12,639	$96,020
Additions	4,947	—	—	—	4,947
Reclassification	—	(3,251)	—	—	(3,251)
Sales	(6,623)	—	—	—	(6,623)

Balance as of June 19, 2010	$74,641	$599	$3,214	$12,639	$91,093

Assets held-for-sale included in Dole’s balance sheet at June 19, 2010 consist of property, plant and equipment, net of accumulated depreciation. There were no liabilities held-for-sale.

Dole received total cash proceeds of approximately $17.6 million during the half year ended June 19, 2010, which are related to Dole’s asset sale program. The total realized gains recorded from the asset sale program were $1 million and $2.9 million for the quarter and half year ended June 19, 2010, respectively, which are shown as a separate component of operating income in the condensed consolidated statement of operations for the quarter and half year ended June 19, 2010.

Dole received total proceeds of approximately $84 million on assets sold during the half year ended June 20, 2009, which were related to Dole’s asset sale program. The total realized gains recorded from the asset sale program were $0.2 million and $18.1 million for the quarter and half year ended June 20, 2009. The $18.1 million gain for the half year ended June 20, 2009 included $1.3 million related to the first phase of the Flowers transaction. Realized gains related to continuing operations of $0.2 million and $16.8 million are shown as a separate component of operating income in the condensed consolidated statement of operations for the quarter and half year ended June 20, 2009.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Fresh Fruit

During the first quarter of 2010, Dole added $4.9 million to the assets held-for-sale balance, which represented approximately 1,000 acres of land in Hawaii. During the first quarter, Dole sold a farm located in Chile and land in Hawaii. During the second quarter, Dole sold a facility in Chile and land in Hawaii and recorded a total gain of $0.9 million. For the half year ended June 19, 2010, Dole received cash proceeds on assets sold of $8.5 million and recorded a gain of $2.9 million. In addition, Dole collected $1.1 million during the first quarter of 2010 related to the sale of a Colombian container port yard in the fourth quarter of 2009 and recorded a gain of $1.1 million. Dole also collected $8 million in receivables during the half year ended June 19, 2010 related to the sale of a portion of its Latin American banana operations and certain box plants completed during fiscal 2009.

Fresh Vegetables

During the first quarter of 2010, Dole decided to cease to actively market a former headquarters facility located in California due to weakness in the California real estate market. As a result, the assets related to the California campus facility were reclassified from assets held-for-sale to property, plant, and equipment.

Fresh-Cut Flowers — Discontinued Operation

As of June 19, 2010, the assets held-for-sale balance in the fresh-cut flowers — discontinued operation consists of a portion of the real estate of the former flowers division. During the third quarter of 2010, Dole entered into a definitive agreement to sell two of these properties (a building and a farm in Colombia) to the buyer of the flowers business. The sale is expected to close during the third quarter of 2010; net proceeds are expected to be approximately $6.5 million with an estimated gain of approximately $4.4 million.

NOTE 12 — DERIVATIVE FINANCIAL INSTRUMENTS

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

Cash Flow Hedges

During the first quarter of 2010, Dole designated a majority of its foreign currency derivative instruments as cash flow hedges in accordance with guidance provided by ASC Topic 815, “Derivatives and Hedging”. Specifically, Dole designated a majority of its foreign currency exchange forward contracts and participating forward contracts as cash flow hedges of its forecasted revenue and operating expense transactions. As a result, changes in fair value of the foreign currency derivative instruments since hedge designation, to the extent effective, are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) in the condensed consolidated balance sheet and are reclassified into earnings in the same period the underlying transactions affect earnings. Any portion of a cash flow hedge deemed ineffective is recognized into current period earnings.

As discussed in Note 7, some of the terms of Dole’s senior secured credit facilities were amended in connection with the March 2010 refinancing transactions. Dole has evaluated the impact of these amendments on its hedge designation for its interest rate swap and has determined not to re-designate the interest rate swap as a cash flow hedge of its interest rate risk associated with Term Loan C. As a result, changes in the fair value of the interest rate swap after de-designation on March 2, 2010 are recorded in interest expense. The unrealized loss in AOCI will be recognized into interest expense through June 2011 as the underlying Term Loan C interest payments are made.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Interest Rate Swap, Cross Currency Swap and Restricted Deposits

Dole entered into an interest rate swap in 2006 to hedge future changes in interest rates. This agreement effectively converted $320 million of borrowings under Term Loan C, which was variable-rate debt, to a fixed-rate basis through 2011. The interest rate swap fixed the interest rate at 7.2%. The paying and receiving rates under the interest rate swap were 5.5% and 0.3% as of June 19, 2010, with an outstanding notional amount of $320 million.

During 2006 (subsequently amended in 2009), Dole executed a cross currency swap to synthetically convert $320 million of Term Loan C into Japanese yen denominated debt in order to effectively lower the U.S. dollar fixed interest rate of 7.2% to a Japanese yen interest rate of 3.6%. Payments under the cross currency swap were converted from U.S. dollars to Japanese yen at an exchange rate of ¥114.9.

Dole also entered into a collateral arrangement which requires Dole to provide collateral to its counterparties when the fair market value of the cross currency and interest rate swaps exceeds a combined liability of $35 million. The measurement date for the collateral required at June 19, 2010 was June 9, 2010, and the fair value of the swaps at the measurement date was a liability of approximately $94 million. Dole provided cash collateral of $24.2 million, which was recorded as restricted deposits in the accompanying condensed consolidated balance sheet, and the remaining $35 million of collateral was issued through letters of credit.

At June 19, 2010, the exchange rate of U.S. dollar to Japanese yen was ¥91. The value of the cross currency swap will fluctuate based on changes in the U.S. dollar to Japanese yen exchange rate and market interest rates until maturity in 2011, at which time it will settle in cash at the then current exchange rate.

At June 19, 2010, the gross notional value and fair value of Dole’s derivative instruments were as follows:

				Derivative Assets (Liabilities)
	Average Strike	Notional		Balance Sheet	Fair
	Price	Amount		Classification	Value
	(In thousands)

Derivatives designated as cash flow hedging instruments:
Foreign currency hedges (buy/sell):
U.S. dollar/Japanese yen	JPY 93.2	$308,735		Accrued liabilities	$(7,838)
U.S. dollar/Euro	$1.37/EUR	115,112		Receivables, net	10,992
U.S. dollar/Canadian dollar	CAD 1.10	14,300		Accrued liabilities	(482)
Chilean peso/U.S. dollar	CLP 530	7,685		Accrued liabilities	(84)
Philippine peso/U.S. dollar	PHP 47.2	48,969		Receivables, net	1,055

Total derivatives designated as cash flow hedging instruments					3,643

Derivatives not designated as hedging instruments:
Foreign currency hedges (buy/sell):
U.S. dollar/Swedish krona	SEK 7.9	1,952		Accrued liabilities	(47)
South African rand/U.S. dollar	ZAR 8	7,277		Accrued liabilities	(22)
Cross currency swap		320,000		Receivables, net	1,637
Cross currency swap				Accrued liabilities	(77,478)
Interest rate swap		320,000		Accrued liabilities	(18,221)
Bunker fuel hedges	$440	86,590		Accrued liabilities	(302)

	(per metric ton)	(metric tons	)
Total derivatives not designated as hedging instruments					(94,433)

Total					$(90,790)

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Settlement of the foreign currency and bunker fuel hedges will occur during 2010 and 2011.

The effects of the interest rate swap and foreign currency hedges designated as cash flow hedging instruments on accumulated other comprehensive income (loss) and the condensed consolidated statements of operations for the quarters and half years ended June 19, 2010 and June 20, 2009 were as follows:

						Gains (Losses)
						Recognized in Income
						due to Hedge
						Ineffectiveness
				Gains (Losses)		or Amounts Excluded
	Gains (Losses) Recognized in			Reclassified		from Effectiveness
	AOCI During			Into Income		Testing
	Quarter Ended			Quarter Ended		Quarter Ended
	June 19,	June 20,	Income Statement	June 19,	June 20,	June 19,	June 20,
	2010	2009	Classification	2010	2009	2010	2009
	(In thousands)

Derivatives designated as cash flow hedging instruments:
Interest rate swap	$—	$431	Interest expense	$(3,883)	$(3,461)	$—	$—
Foreign currency hedges	(382)	—	Cost of products sold	2,755	—	(166)	—

						Gains (Losses)
						Recognized in Income
						due to Hedge
						Ineffectiveness
	Gains Recognized in			Gains (Losses)		or Amounts Excluded
	AOCI During			Reclassified		from Effectiveness
	Half Year			into Income		Testing
	Ended			Half Year Ended		Half Year Ended
	June 19,	June 20,	Income Statement	June 19,	June 20,	June 19,	June 20,
	2010	2009	Classification	2010	2009	2010	2009
	(In thousands)

Derivatives designated as cash flow hedging instruments:
Interest rate swap	$680	$852	Interest expense	$(5,040)	$(4,007)	$—	$—
Foreign currency hedges	7,560	—	Cost of products sold	2,755	—	(268)	—

Unrealized gains and losses on the interest rate swap were recorded through AOCI through the de-designation date. Unrecognized losses of $15.4 million related to the interest rate swap are expected to be realized into earnings through June 2011. To the extent effective, unrecognized gains and losses on the foreign currency hedges are recorded through AOCI from the designation date. Unrecognized gains of $2.2 million related to the foreign currency hedges are expected to be realized into earnings in the next twelve months with the remaining $2.4 million gains expected to be realized through December 2011.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Net unrealized gains (losses) and realized gains (losses) on derivatives not designated as hedging instruments for the quarters and half years ended June 19, 2010 and June 20, 2009 were as follows:

		Quarter Ended
		Unrealized Gains		Realized Gains
		(Losses)		(Losses)
	Income Statement	June 19,	June 20,	June 19,	June 20,
	Classification	2010	2009	2010	2009
		(In thousands)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Cost of products sold	$(140)	$(2,011)	$19	$1,049
Bunker fuel contracts	Cost of products sold	(714)	3,101	81	(250)
Cross currency swap	Other income (expense), net	(10,713)	(24,419)	2,291	2,621
Interest rate swap	Interest expense	3,627	—	(4,188)	—

Total		$(7,940)	$(23,329)	$(1,797)	$3,420

		Half Year Ended
		Unrealized Gains		Realized Gains
		(Losses)		(Losses)
	Income Statement	June 19,	June 20,	June 19,	June 20,
	Classification	2010	2009	2010	2009
		(In thousands)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Cost of products sold	$(69)	$7,491	$(18)	$1,295
Bunker fuel contracts	Cost of products sold	(807)	6,342	85	(2,784)
Cross currency swap	Other income (expense), net	(14,301)	(6,703)	4,547	4,941
Interest rate swap	Interest expense	4,747	—	(4,188)	—

Total		$(10,430)	$7,130	$426	$3,452

NOTE 13 — FAIR VALUE MEASUREMENTS

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

Dole performs fair value measurements in accordance with guidance provided by ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 provides a fair value hierarchy that prioritizes observable and unobservable inputs to valuation techniques used to measure fair value. These levels, in order of highest to lowest priority are described below:

Level 1:  Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Level 2:  Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:  Unobservable inputs that are not corroborated by market data.

The following table provides a summary of the assets and liabilities measured at fair value on a recurring basis under the ASC 820 hierarchy:

	June 19, 2010		January 2, 2010
		Fair Value		Fair Value
		Measurements Using		Measurements Using
		Significant		Significant
		Other Observable		Other Observable
		Inputs		Inputs
	Total	(Level 2)	Total	(Level 2)
	(In thousands)

Assets and Liabilities Measured on a Recurring Basis
Assets:
Foreign currency exchange contracts	$12,047	$12,047	$2,738	$2,738
Bunker fuel contracts	—	—	505	505

	$12,047	$12,047	$3,243	$3,243

Liabilities:
Foreign currency exchange contracts	$8,473	$8,473	$247	$247
Bunker fuel contracts	302	302	—	—
Interest rate swap	18,221	18,221	20,560	20,560
Cross currency swap, net	75,841	75,841	61,540	61,540

	$102,837	$102,837	$82,347	$82,347

For Dole, the assets and liabilities that are required to be recorded at fair value on a recurring basis are the derivative instruments. The fair values of Dole’s derivative instruments are determined using Level 2 inputs, which are defined as “significant other observable inputs.” The fair values of the foreign currency exchange contracts, bunker fuel contracts, interest rate swap and cross currency swap were estimated using internal discounted cash flow calculations based upon forward foreign currency exchange rates, bunker fuel futures, interest-rate yield curves or quotes obtained from brokers for contracts with similar terms less any credit valuation adjustments. Dole recorded a credit valuation adjustment at June 19, 2010 which reduced the derivative liability balances. The credit valuation adjustment was $1.3 million and $2.3 million at June 19, 2010 and January 2, 2010 respectively. For the half year ended June 19, 2010, the net change in the credit valuation adjustment resulted in a loss of $1.2 million. Of this loss, $0.4 million was recorded as interest expense and $0.8 million was recorded as other income (expense), net. For the half year ended June 20, 2009, the net change in credit valuation adjustment resulted in a loss of $13.1 million. Of this loss, $1.6 million was recorded as interest expense and $11.5 million was recorded as other income (expense), net. For the quarter ended June 19, 2010, the net change in the credit valuation adjustment resulted in a loss of $0.2 million. Of this loss, $0.1 million was recorded as interest expense and $0.1 million was recorded as other income (expense), net. For the quarter ended June 20, 2009, the net change in credit valuation adjustment resulted in a loss of $5.6 million. Of this loss, $1 million was recorded as interest expense and $4.6 million was recorded as other income (expense), net.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, Dole is required to record assets and liabilities at fair value on a nonrecurring basis. Nonfinancial assets such as goodwill, indefinite-lived intangible assets and long-lived assets are measured at fair value when there is an indicator of impairment and

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

recorded at fair value only when an impairment is recognized. Dole did not measure any assets or liabilities at fair value on a nonrecurring basis during the half year ended June 19, 2010.

The goodwill and indefinite-lived intangible asset impairment analysis was performed in the second quarter of 2010 using a combination of discounted cash flow models and market multiples. The discounted cash flow models used estimates and assumptions including pricing and volume data, anticipated growth rates, profitability levels, tax rates and discount rates.

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

NOTE 14 — EARNINGS PER SHARE

	Quarter Ended		Half Year Ended
	June 19,	June 20,	June 19,	June 20,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Income from continuing operations	$33,145	$20,857	$55,560	$123,144
Income from discontinued operations	327	265	674	387
Gain on disposal of discontinued operations	—	—	—	1,308
Less: Net income attributable to noncontrolling interests	(1,151)	(977)	(1,760)	(1,874)

Net income attributable to Dole Food Company, Inc.	$32,321	$20,145	$54,474	$122,965

Weighted average common shares outstanding — Basic	87,425	51,710	87,425	51,710
Diluted effects of stock incentive plan	19	—	26	—

Weighted average common shares outstanding — Diluted	87,444	51,710	87,451	51,710

Earnings Per Share — Basic
Income from continuing operations	$0.38	$0.40	$0.64	$2.38
Income from discontinued operations	—	0.01	—	0.01
Gain on disposal of discontinued operations	—	—	—	0.03
Less: Net income attributable to noncontrolling interests	(0.01)	(0.02)	(0.02)	(0.04)

Net income attributable to Dole Food Company, Inc.	$0.37	$0.39	$0.62	$2.38

Earnings Per Share — Diluted
Income from continuing operations	$0.38	$0.40	$0.64	$2.38
Income from discontinued operations	—	0.01	—	0.01
Gain on disposal of discontinued operations	—	—	—	0.03
Less: Net income attributable to noncontrolling interests	(0.01)	(0.02)	(0.02)	(0.04)

Net income attributable to Dole Food Company, Inc.	$0.37	$0.39	$0.62	$2.38

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 15 — SHARE-BASED COMPENSATION

In connection with the IPO, in October 2009, the 2009 Stock Incentive Plan (“2009 Plan”) was approved by Dole’s Board of Directors and stockholder, in which 6 million shares of Dole common stock have been authorized for issuance. As of June 19, 2010, 802,289 restricted shares and 35,211 restricted stock units and 1,395,001 nonqualified stock options were outstanding to officers, directors, and eligible employees. During the half year ended June 19, 2010 there were no grants, exercises or forfeitures. Cancellations during the half year ended June 19, 2010 were not significant. Share-based compensation expense totaled $1.4 million and $2.8 million for the quarter and half year ended June 19, 2010, respectively.

NOTE 16 — SUBSEQUENT EVENT

During the third quarter of 2010, Dole, as plaintiff, settled a dispute for $30 million that was the subject of an arbitration proceeding. The dispute involved faulty manufactured refrigerated containers sold to Dole. The settlement payment was received during the third quarter of 2010 and it will be included in income in Dole’s third quarter 2010 operating results.

NOTE 17 — GUARANTOR FINANCIAL INFORMATION

Dole’s wholly-owned domestic subsidiaries (“Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, Dole’s obligations under the indentures related to Dole’s 8.75% debentures due 2013, the 13.875% senior secured notes due 2014 and the 8% senior secured notes due 2016 (the “Guarantees”). Each Guarantee is subordinated in right of payment to the Guarantors’ existing and future senior debt, including obligations under the senior secured credit facilities, and will rank pari passu with all senior subordinated indebtedness of the applicable Guarantor.

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

The following are condensed consolidating statements of operations of Dole for the quarters and half years ended June 19, 2010 and June 20, 2009; condensed consolidating balance sheets as of June 19, 2010 and January 2, 2010; and condensed consolidating statements of cash flows for the half year ended June 19, 2010 and June 20, 2009.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended June 19, 2010

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$21,627	$750,192	$1,323,716	$(354,013)	$1,741,522
Cost of products sold	(18,681)	(664,831)	(1,208,100)	350,890	(1,540,722)

Gross margin	2,946	85,361	115,616	(3,123)	200,800
Selling, marketing and general and administrative expenses	(16,303)	(50,330)	(57,742)	3,123	(121,252)
Gain on asset sales	154	—	796	—	950

Operating income (loss)	(13,203)	35,031	58,670	—	80,498
Equity in subsidiary income	63,666	33,984	—	(97,650)	—
Other income (expense), net	(396)	—	(5,100)	—	(5,496)
Interest income	292	59	1,165	—	1,516
Interest expense	(22,770)	(26)	(14,342)	—	(37,138)

Income from continuing operations before income taxes and equity earnings	27,589	69,048	40,393	(97,650)	39,380
Income taxes	4,732	(5,856)	(7,943)	—	(9,067)
Earnings from equity method investments	—	42	2,790	—	2,832

Income from continuing operations	32,321	63,234	35,240	(97,650)	33,145
Income from discontinued operations, net of income taxes	—	—	327	—	327

Net income	32,321	63,234	35,567	(97,650)	33,472
Less: Net income attributable to noncontrolling interests	—	—	(1,151)	—	(1,151)

Net income attributable to Dole Food Company, Inc.	$32,321	$63,234	$34,416	$(97,650)	$32,321

For the Quarter Ended June 20, 2009

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$16,445	$741,287	$1,304,894	$(347,904)	$1,714,722
Cost of products sold	(13,852)	(669,486)	(1,154,323)	345,055	(1,492,606)

Gross margin	2,593	71,801	150,571	(2,849)	222,116
Selling, marketing and general and administrative expenses	(13,115)	(44,950)	(58,728)	2,849	(113,944)
Gain on asset sales	—	159	—	—	159

Operating income (loss)	(10,522)	27,010	91,843	—	108,331
Equity in subsidiary income	50,400	32,275	—	(82,675)	—
Other income (expense), net	137	—	(33,183)	—	(33,046)
Interest income	279	35	1,186	—	1,500
Interest expense	(31,132)	(25)	(19,085)	—	(50,242)

Income from continuing operations before income taxes and equity earnings	9,162	59,295	40,761	(82,675)	26,543
Income taxes	10,982	(9,324)	(10,621)	—	(8,963)
Earnings from equity method investments	1	(27)	3,303	—	3,277

Income from continuing operations	20,145	49,944	33,443	(82,675)	20,857
Income from discontinued operations, net of income taxes	—	—	265	—	265

Net income	20,145	49,944	33,708	(82,675)	21,122
Less: Net income attributable to noncontrolling interests	—		(977)	—	(977)

Net income attributable to Dole Food Company, Inc.	$20,145	$49,944	$32,731	$(82,675)	$20,145

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Half Year Ended June 19, 2010

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$40,123	$1,480,471	$2,512,088	$(685,286)	$3,347,396
Cost of products sold	(33,470)	(1,298,045)	(2,322,113)	679,239	(2,974,389)

Gross margin	6,653	182,426	189,975	(6,047)	373,007
Selling, marketing and general and administrative expenses	(33,188)	(100,574)	(108,735)	6,047	(236,450)
Gain on asset sales	580	—	2,341	—	2,921

Operating income (loss)	(25,955)	81,852	83,581	—	139,478
Equity in subsidiary income	116,060	44,365	—	(160,425)	—
Other income (expense), net	(1,825)	—	936	—	(889)
Interest income	565	178	2,375	—	3,118
Interest expense	(47,608)	(53)	(30,527)	—	(78,188)

Income from continuing operations before income taxes and equity earnings	41,237	126,342	56,365	(160,425)	63,519
Income taxes	13,237	(11,383)	(14,096)	—	(12,242)
Earnings from equity method investments	—	337	3,946	—	4,283

Income from continuing operations	54,474	115,296	46,215	(160,425)	55,560
Income from discontinued operations, net of income taxes	—	—	674	—	674

Net income	54,474	115,296	46,889	(160,425)	56,234
Less: Net income attributable to noncontrolling interests	—	—	(1,760)	—	(1,760)

Net income attributable to Dole Food Company, Inc.	$54,474	$115,296	$45,129	$(160,425)	$54,474

For the Half Year Ended June 20, 2009

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$31,596	$1,460,930	$2,497,605	$(678,819)	$3,311,312
Cost of products sold	(27,540)	(1,308,632)	(2,222,408)	673,255	(2,885,325)

Gross margin	4,056	152,298	275,197	(5,564)	425,987
Selling, marketing and general and administrative expenses	(24,057)	(85,477)	(107,380)	5,564	(211,350)
Gain on asset sales	—	10,093	6,700	—	16,793

Operating income (loss)	(20,001)	76,914	174,517	—	231,430
Equity in subsidiary income	181,002	118,749	—	(299,751)	—
Other income (expense), net	(441)	—	(10,653)	—	(11,094)
Interest income	535	68	2,533	—	3,136
Interest expense	(56,981)	(57)	(30,750)	—	(87,788)

Income from continuing operations before income taxes and equity earnings	104,114	195,674	135,647	(299,751)	135,684
Income taxes	18,852	(15,716)	(20,147)	—	(17,011)
Earnings from equity method investments	(1)	166	4,306	—	4,471

Income from continuing operations	122,965	180,124	119,806	(299,751)	123,144
Income from discontinued operations, net of income taxes	—	—	387	—	387
Gain on disposal of discontinued operations, net of income taxes	—	—	1,308	—	1,308

Net income	122,965	180,124	121,501	(299,751)	124,839
Less: Net income attributable to noncontrolling interests	—	—	(1,874)	—	(1,874)

Net income attributable to Dole Food Company, Inc.	$122,965	$180,124	$119,627	$(299,751)	$122,965

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 19, 2010

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

ASSETS
Cash and cash equivalents	$63,462	$—	$122,507	$(623)	$185,346
Restricted deposits	—	—	24,180	—	24,180
Receivables, net of allowances	516,293	126,404	569,112	(400,116)	811,693
Inventories	7,666	248,368	435,198	—	691,232
Prepaid expenses	7,976	8,006	55,340	—	71,322
Deferred income tax assets	6,938	21,369	—	(18,518)	9,789
Assets held-for-sale	76,704	3,813	10,576	—	91,093

Total current assets	679,039	407,960	1,216,913	(419,257)	1,884,655
Investments	2,496,742	1,907,276	78,242	(4,401,902)	80,358
Property, plant and equipment, net	156,324	265,721	519,431	—	941,476
Goodwill	—	131,818	275,429	—	407,247
Intangible assets, net	689,615	13,022	1,432	—	704,069
Other assets, net	62,509	18,377	116,383	(14,451)	182,818

Total assets	$4,084,229	$2,744,174	$2,207,830,	$(4,835,610)	$4,200,623

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$4,529	$518,441	$367,093	$(400,739)	$489,324
Accrued liabilities	83,771	203,511	286,159	—	573,441
Current portion of long-term debt	(1,575)	280	8,583	—	7,288
Deferred income tax liabilities	—	—	18,518	(18,518)	—
Notes payable	—	—	43,582	—	43,582

Total current liabilities	86,725	722,232	723,935	(419,257)	1,113,635
Intercompany payables (receivables)	1,689,329	(498,313)	(1,191,016)	—	—
Long-term debt	917,903	3,082	645,559	—	1,566,544
Deferred income tax liabilities	217,540	—	—	(14,451)	203,089
Other long-term liabilities	290,578	19,983	97,168	—	407,729
Equity attributable to Dole Food Company, Inc.	882,154	2,497,190	1,904,714	(4,401,902)	882,156
Equity attributable to noncontrolling interests	—	—	27,470	—	27,470

Total shareholders’ equity	882,154	2,497,190	1,932,184	(4,401,902)	909,626

Total liabilities and shareholders’ equity	$4,084,229	$2,744,174	$2,207,830	$(4,835,610)	$4,200,623

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of January 2, 2010

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

ASSETS
Cash and cash equivalents	$20,913	$2,118	$96,639	$—	$119,670
Receivables, net of allowances	499,542	130,114	496,617	(400,116)	726,157
Inventories	6,954	284,247	426,990	—	718,191
Prepaid expenses	6,955	9,449	52,261	—	68,665
Deferred income tax assets	6,940	20,831	—	(19,275)	8,496
Assets held-for-sale	72,623	7,064	16,333	—	96,020

Total current assets	613,927	453,823	1,088,840	(419,391)	1,737,199
Restricted deposits	—	—	23,290	—	23,290
Investments	2,402,350	1,959,795	84,516	(4,361,657)	85,004
Property, plant and equipment, net	161,847	258,970	541,430	—	962,247
Goodwill	—	131,818	275,429	—	407,247
Intangible assets, net	689,615	14,729	1,509	—	705,853
Other assets, net	66,680	18,684	115,740	(14,921)	186,183

Total assets	$3,934,419	$2,837,819	$2,130,754	$(4,795,969)	$4,107,023

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$5,152	$531,244	$357,394	$(419,391)	$474,399
Accrued liabilities	71,533	199,981	169,326	—	440,840
Current portion of long-term debt	(1,781)	269	9,529	—	8,017
Notes payable	—	—	37,308	—	37,308

Total current liabilities	74,904	731,494	573,557	(419,391)	960,564
Intercompany payables (receivables)	1,559,112	(320,925)	(1,238,187)	—	—
Long-term debt	922,754	3,224	626,702	—	1,552,680
Deferred income tax liabilities	219,488	—	—	(14,921)	204,567
Other long-term liabilities	319,186	21,023	183,024	—	523,233
Equity attributable to Dole Food Company, Inc.	838,975	2,403,003	1,958,654	(4,361,657)	838,975
Equity attributable to noncontrolling interests	—	—	27,004	—	27,004

Total shareholders’ equity	838,975	2,403,003	1,985,658	(4,361,657)	865,979

Total liabilities and shareholders’ equity	$3,934,419	$2,837,819	$2,130,754	$(4,795,969)	$4,107,023

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Half Year Ended June 19, 2010

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

OPERATING ACTIVITIES
Cash flow provided by operating activities	$59,393	$20,072	$12,121	$(623)	$90,963

INVESTING ACTIVITIES
Cash received from sales of assets and businesses, net of cash disposed	1,514	74	17,196	—	18,784
Capital expenditures	(199)	(15,500)	(16,124)	—	(31,823)
Restricted deposits	—	—	(890)	—	(890)
Other	(515)	—	—	—	(515)

Cash flow provided by (used in) investing activities	800	(15,426)	182	—	(14,444)

FINANCING ACTIVITIES
Short-term debt repayments, net of borrowings	(195)	(6,632)	1,214	—	(5,613)
Long-term debt borrowings	329,100	—	594,118	—	923,218
Long-term debt repayments	(335,506)	(132)	(570,584)	—	(906,222)
Payment of debt issuance costs	(10,086)	—	(6,900)	—	(16,986)
Payment of initial public offering costs	(957)	—	—	—	(957)
Dividends paid to noncontrolling interests	—	—	(1,268)	—	(1,268)

Cash flow provided by (used in) financing activities	(17,644)	(6,764)	16,580	—	(7,828)

Effect of foreign currency exchange rate changes on cash	—	—	(3,015)	—	(3,015)

Increase (decrease) in cash and cash equivalents	42,549	(2,118)	25,868	(623)	65,676
Cash and cash equivalents at beginning of period	20,913	2,118	96,639	—	119,670

Cash and cash equivalents at end of period	$63,462	$—	$122,507	$(623)	$185,346

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Half Year Ended June 20, 2009

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$202,273	$(49,388)	$45,583	$10,846	$209,314

INVESTING ACTIVITIES
Cash received from sales of assets and businesses, net of cash disposed	—	46,512	12,796	—	59,308
Capital expenditures	(1,525)	(5,128)	(18,283)	—	(24,936)
Restricted deposits	—	—	(6,070)	—	(6,070)
Other	(49)	—	—	—	(49)

Cash flow provided by (used in) investing activities	(1,574)	41,384	(11,557)	—	28,253

FINANCING ACTIVITIES
Short-term debt repayments, net of borrowings	620	8,026	(9,400)	—	(754)
Long-term debt borrowings	842,964	—	317	—	843,281
Long-term debt repayments	(1,031,678)	(22)	(7,472)	—	(1,039,172)
Payment of debt issuance costs	(13,260)	—	(4,843)	—	(18,103)
Dividends paid to noncontrolling interests	—	—	(4,955)	—	(4,955)

Cash flow provided by (used in) financing activities	(201,354)	8,004	(26,353)	—	(219,703)

Effect of foreign currency exchange rate changes on cash	—	—	(774)	—	(774)

Increase (decrease) in cash and cash equivalents	(655)	—	6,899	10,846	17,090
Cash and cash equivalents at beginning of period	16,811	—	85,460	(11,442)	90,829

Cash and cash equivalents at end of period	$16,156	$—	$92,359	$(596)	$107,919

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

Overview

Significant highlights for Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) for the quarter and half year ended June 19, 2010 were as follows:

•	Revenue for the second quarter of 2010 increased in all three of Dole’s segments, with our packaged foods segment rising 6% on higher worldwide volumes, and fresh vegetables increasing 4% on better pricing for fresh-packed vegetables, and higher volumes in packaged salads.

•	Operating income for the second quarter of 2010 was $80.5 million compared to $108.3 million in the second quarter of 2009, a decrease of 26%. Earnings decreased as a result of lower performance in our fresh fruit segment, partially offset by strong results from both our packaged foods and fresh vegetables segments.

•	Fresh fruit earnings decreased $28.6 million in the second quarter of 2010 due to lower banana earnings worldwide primarily as a result of higher fruit costs from our Latin American sourcing operations as well as lower local pricing in Asia. Earnings in our Chilean deciduous fruit operations increased as a result of favorable pricing.

•	Packaged foods earnings increased 3% to $24.8 million in the second quarter due to improved pricing and volumes worldwide in concentrate sales particularly in Europe, and lower product costs in our North America frozen fruit operations.

•	Fresh vegetables earnings increased $10.9 million in the second quarter of 2010, primarily due to improved pricing for iceberg lettuce, celery, strawberries and packaged salads, as well as lower costs in our packaged salads business.

•	During the first half of 2010, we reduced our net debt by $46 million. Net debt is defined as total debt less cash and cash equivalents. We ended the second quarter of 2010 with $185 million of cash and cash equivalents.

•	During the third quarter of 2010, Dole, as plaintiff, settled a dispute for $30 million that was the subject of an arbitration proceeding. The dispute involved faulty manufactured refrigerated containers sold to Dole. The settlement payment was received during the third quarter of 2010 and it will be included in income in Dole’s third quarter 2010 operating results.

•	On July 15, 2010, the Los Angeles Superior Court dismissed Tellez v. Dole, the last remaining lawsuit brought in the United States by Nicaraguan plaintiffs claiming to have been banana workers on Dole-contracted farms in Nicaragua during the 1970s. The dismissal came as a result of the Court’s finding that plaintiffs and their representatives engaged in “blatant fraud, witness tampering, and active manipulation.” In dismissing this lawsuit, the Court vacated the earlier $1.58 million judgment against Dole in favor of four of the 12 plaintiffs claiming sterility from DBCP exposure while allegedly working on Dole-contracted farms.

Non-GAAP Financial Measures

The following is a reconciliation of adjusted earnings before interest expense, income taxes, depreciation and amortization (“Adjusted EBITDA”) to the most directly comparable U.S. Generally Accepted Accounting Principle (“U.S. GAAP”) financial measure:

	Quarter Ended		Half Year Ended
	June 19,	June 20,	June 19,	June 20,
	2010	2009	2010	2009
	(In thousands)

Net income	$33,472	$21,122	$56,234	$124,839
Income from discontinued operations, net of income taxes	(327)	(265)	(674)	(387)
Gain on disposal of discontinued operations, net of income taxes	—	—	—	(1,308)
Interest expense	37,138	50,242	78,188	87,788
Income taxes	9,067	8,963	12,242	17,011

EBIT	79,350	80,062	145,990	227,943
Depreciation and amortization	23,755	27,893	50,022	54,822
Net unrealized (gain) loss on derivative instruments	11,858	23,329	15,637	(7,130)
Foreign currency exchange (gain) loss on vessel obligations	81	7,405	(5,093)	6,983
Net unrealized (gain) loss on foreign denominated instruments	(1,386)	3,975	(5,998)	(1,361)
Gain on asset sales	(950)	(159)	(2,921)	(16,793)

Adjusted EBITDA	$112,708	$142,505	$197,637	$264,464

Earnings before interest expense and income taxes (“EBIT”) and Adjusted EBITDA are measures commonly used by financial analysts in evaluating the performance of companies. EBIT is calculated by subtracting income from discontinued operations, net of incomes taxes, from net income, by subtracting the gain on disposal of discontinued operations, net of income taxes, by adding interest expense and by adding income tax expenses to net income. Adjusted EBITDA is calculated by adding depreciation and amortization from continuing operations to EBIT, by adding the net unrealized loss or subtracting the net unrealized gain on certain derivative instruments (foreign currency and bunker fuel hedges and the cross currency swap), to or from EBIT, respectively, by adding the foreign currency loss or subtracting the foreign currency gain on the vessel obligations to or from EBIT, respectively, by adding the net unrealized loss or subtracting the net unrealized gain on foreign denominated instruments to or from EBIT, respectively, and by subtracting the gain on asset sales from EBIT. These items have been adjusted because management excludes these amounts when evaluating the performance of Dole.

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

Results of Operations

Selected results of operations for the quarters and half years ended June 19, 2010 and June 20, 2009 were as follows:

	Quarter Ended		Half Year Ended
	June 19,	June 20,	June 19,	June 20,
	2010	2009	2010	2009
	(In thousands)

Revenues, net	$1,741,522	$1,714,722	$3,347,396	$3,311,312
Operating income	80,498	108,331	139,478	231,430
Other income (expense), net	(5,496)	(33,046)	(889)	(11,094)
Interest expense	(37,138)	(50,242)	(78,188)	(87,788)
Income taxes	(9,067)	(8,963)	(12,242)	(17,011)
Net income	33,472	21,122	56,234	124,839
Less: Net income attributable to noncontrolling interests	(1,151)	(977)	(1,760)	(1,874)
Net income attributable to Dole Food Company, Inc.	32,321	20,145	54,474	122,965

Revenues

Revenues increased in the quarter ended June 19, 2010 compared to the quarter ended June 20, 2009. Higher sales were reported in all three of Dole’s operating segments. Packaged foods sales increased $14.2 million as a result of higher sales worldwide. Fresh vegetables sales increased $10.8 million mainly due to higher pricing in North America fresh-packed vegetables and higher volumes sold in the packaged salads business. Fresh fruit sales increased $2 million due to higher sales in Dole’s European ripening and distribution businesses and higher sales of bananas and fresh pineapples in North America. In addition, there were higher sales of Chilean deciduous fruit and higher volumes of kiwi and citrus sold in Asia. These improvements were partially offset by lower sales of bananas in Europe and Asia. In addition, fresh fruit revenues were impacted by the sale of Dole’s box plants located in Ecuador, Costa Rica, Honduras, and Chile during the third and fourth quarters of 2009. The box plants contributed $25 million to second quarter 2009 revenues. Net favorable foreign currency exchange movements in Dole’s selling locations resulted in higher revenues of approximately $8 million.

Revenues increased in the half year ended June 19, 2010 compared to the half year ended June 20, 2009. Higher sales were reported in all three of Dole’s operating segments. Packaged foods sales increased $25.6 million as a result of higher volumes worldwide. Fresh vegetables sales increased $7.9 million mainly due to higher sales of packaged salads. Fresh fruit sales increased $3 million due to higher sales in the European ripening and distribution businesses, higher volumes of fresh pineapples sold in North America and higher sales of kiwi and citrus in Asia. These improvements were partially offset by lower sales of bananas in Europe and Asia and the absence of Latin America box plant sales. The box plants contributed $68 million to half year 2009 revenues. Net favorable foreign currency exchange movements in Dole’s selling locations resulted in higher revenues of approximately $60 million.

Operating Income

For the quarter ended June 19, 2010, operating income was $80.5 million compared to $108.3 million for the quarter ended June 20, 2009. Fresh fruit operating results decreased primarily due to lower earnings in Dole’s worldwide banana and fresh pineapple operations. Europe banana operating results were impacted by lower sales as well as higher product and shipping costs. North America banana earnings were slightly lower as a result of higher product costs. Asia banana earnings were lower primarily due to lower local pricing and higher shipping costs. Earnings in the North America and Europe fresh pineapple operations were lower mainly due to higher fruit and shipping costs. These factors were partially offset by improved earnings in the European ripening and distribution operations and the Chilean deciduous fruit business. Fresh vegetables operating results increased due to higher pricing for iceberg lettuce, celery, strawberries and packaged salads, lower raw material costs and improved plant utilization.

Packaged foods operating results increased primarily due to improved pricing of concentrate sold worldwide and higher sales and lower product costs in the North America packaged frozen fruit operations.

For the half year ended June 19, 2010, operating income was $139.5 million compared to $231.4 million for the half year ended June 20, 2009. Operating income for the half year of 2010 included a net benefit of $1.6 million due to gains on asset sales partially offset by unrealized hedging losses, compared with a net benefit of $30.6 million for the first half of 2009 due to asset sale and unrealized hedging gains. Fresh fruit operating results decreased primarily as a result of lower worldwide banana earnings and lower earnings in Dole’s North America and Europe fresh pineapple operations. Banana and fresh pineapple earnings were impacted by the same factors that impacted operating results in the second quarter. Fresh vegetables operating results increased primarily due to higher pricing for strawberries, celery and packaged salads, lower product costs and favorable product mix. Packaged foods operating results increased primarily due to higher earnings worldwide as a result of improved pricing for concentrate and lower product costs. If foreign currency exchange rates in Dole’s significant foreign operations during the half year ended June 19, 2010 had remained unchanged from those experienced during the half year ended June 20, 2009, Dole estimates that its operating income would have been lower by approximately $7 million. Operating income for the first half of 2010 also included realized foreign currency transaction losses of $10 million.

Other Income (Expense), Net

For the quarter ended June 19, 2010, other income (expense), net was an expense of $5.5 million compared to expense of $33 million in the prior year. The improvement was primarily due to a decrease in unrealized losses of $13.7 million generated on Dole’s cross currency swap, a decrease in foreign currency exchange losses of $7.3 million on Dole’s British pound sterling vessel obligation (“vessel obligation”) and an increase in unrealized gains of $6.2 million generated on Dole’s foreign denominated borrowings.

For the half year ended June 19, 2010, other income (expense), net was an expense of $0.9 million compared to expense of $11.1 million for the half year ended June 20, 2009. The improvement was primarily due to a $12.1 million increase in foreign currency exchange gains on Dole’s vessel obligation, an increase of $6.1 million in unrealized gains on Dole’s foreign denominated borrowings partially offset by an increase in unrealized losses of $7.6 million for Dole’s cross currency swap.

Interest Expense

Interest expense for the quarter ended June 19, 2010 was $37.1 million compared to $50.2 million for the quarter ended June 20, 2009. Interest expense for the half year ended June 19, 2010 was $78.2 million compared to $87.8 million for the half year ended June 20, 2009. Interest expense for both periods decreased primarily as a result of debt reduction during 2009 and 2010. In addition, interest expense in the second quarter of 2010 benefitted from lower effective borrowing rates related to Dole’s March 2010 senior secured credit facilities amendments.

Income Taxes

Dole recorded $12.2 million of income tax expense on $63.5 million of pretax income from continuing operations for the half year ended June 19, 2010. Income tax expense included interest expense of $0.1 million related to Dole’s unrecognized tax benefits. Income tax expense of $17 million on $135.7 million of pretax income from continuing operations was recorded for the half year ended June 20, 2009 which included interest expense of $1.2 million (net of associated income tax benefits of approximately $0.3 million) related to Dole’s unrecognized tax benefits. Dole’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions. Income tax expense for the half year ended June 19, 2010 included $2.4 million recorded to establish a valuation allowance against deferred income tax assets in Ecuador which, as the result of a recently enacted tax law, have been determined to be not recoverable. This was offset by a reduction in Dole’s liability for unrecognized tax benefits related to certain foreign jurisdictions.

Income taxes for the quarter ended June 19, 2010 and June 20, 2009 were $9.1 million and $9.0 million, respectively.

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

Management evaluates and monitors segment performance primarily through, among other measures, EBIT. EBIT is calculated by adding interest expense and income taxes to income from continuing operations. Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to Dole as a whole. EBIT is not defined under U.S. GAAP and should not be considered in isolation or as a substitute for net income or cash flow measures prepared in accordance with U.S. GAAP or as a measure of Dole’s profitability. Additionally, Dole’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate EBIT in the same manner.

Revenues from external customers and EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended		Half Year Ended
	June 19,	June 20,	June 19,	June 20,
	2010	2009	2010	2009
	(In thousands)

Revenues from external customers:
Fresh fruit	$1,223,438	$1,221,433	$2,346,401	$2,343,415
Fresh vegetables	268,869	258,087	499,395	491,529
Packaged foods	249,061	234,892	501,304	475,742
Corporate	154	310	296	626

	$1,741,522	$1,714,722	$3,347,396	$3,311,312

	Quarter Ended		Half Year Ended
	June 19,	June 20,	June 19,	June 20,
	2010	2009	2010	2009
	(In thousands)

EBIT:
Fresh fruit	$67,846	$96,466	$110,999	$195,288
Fresh vegetables	7,396	(3,509)	17,886	12,964
Packaged foods	24,815	23,998	53,829	45,888

Total operating segments	100,057	116,955	182,714	254,140
Corporate:
Unrealized loss on cross currency swap	(10,713)	(24,419)	(14,301)	(6,703)
Net unrealized gain (loss) on foreign denominated instruments	1,739	(3,957)	6,465	1,581
Operating and other expenses	(11,733)	(8,517)	(28,888)	(21,075)

Corporate	(20,707)	(36,893)	(36,724)	(26,197)
Interest expense	(37,138)	(50,242)	(78,188)	(87,788)
Income taxes	(9,067)	(8,963)	(12,242)	(17,011)

Income from continuing operations	$33,145	$20,857	$55,560	$123,144

Fresh Fruit

Fresh fruit revenues for the quarter ended June 19, 2010 increased slightly from revenues for the quarter ended June 20, 2009. Chilean deciduous fruit revenues increased $15 million primarily as a result of higher sales of grapes. Revenues also increased $12 million due to higher volumes of kiwi, grapefruit, and oranges in Asia. European ripening and distribution revenues increased $3 million as a result of higher volumes sold in Germany and Italy, as well as higher sales in Romania as a result of the 2009 acquisition, partially offset by net unfavorable foreign currency exchange movements. Worldwide banana sales decreased as lower local pricing in Asia and lower sales in Europe were partially offset by higher sales in North America. In addition, fresh fruit sales were impacted by $25 million due to the sale of box plants in Latin America. Net favorable foreign currency exchange movements in Dole’s foreign selling locations resulted in higher revenues of approximately $6 million during the second quarter ended June 19, 2010.

Fresh fruit revenues for the half year ended June 19, 2010 increased slightly from revenues for the half year ended June 20, 2009. European ripening and distribution revenues increased $45 million primarily as a result of favorable Swedish krona and euro foreign currency exchange movements and higher volumes sold in Germany, Italy, and Romania partially offset by lower local pricing. Revenues increased $16 million due to higher volumes of kiwi and citrus in Asia. Fresh pineapple sales increased $1.8 million due to higher volumes sold in North America partially offset by lower sales in Asia. Worldwide banana sales decreased as lower local pricing in Asia and lower sales in Europe were partially offset by higher sales in North America. Fresh fruit sales decreased $68 million due to the sales of box plants in Latin America. Net favorable foreign currency exchange movements in Dole’s foreign selling locations resulted in higher revenues of approximately $55 million during the half year ended June 19, 2010.

Dole’s fresh fruit segment EBIT is significantly impacted by certain items, which are included in the table below:

	Quarter Ended		Half Year Ended
	June 19,	June 20,	June 19,	June 20,
	2010	2009	2010	2009
	(In thousands)

Fresh fruit products	$68,772	$103,145	$105,020	$182,456
Unrealized gain (loss) on foreign currency and fuel hedges	(1,473)	744	(1,543)	13,335
Foreign currency exchange gain (loss) on vessel obligations	(81)	(7,405)	5,093	(6,983)
Net unrealized gain (loss) on foreign denominated instruments	(322)	(18)	(492)	(220)
Gains on asset sales	950	—	2,921	6,700

Total Fresh fruit EBIT	$67,846	$96,466	$110,999	$195,288

Fresh fruit EBIT for the quarter ended June 19, 2010 decreased to $67.8 million from $96.5 million for the quarter ended June 20, 2009. Bananas EBIT in the second quarter of 2010 decreased primarily as a result of lower earnings in Dole Europe’s banana operations as a result of lower sales and higher shipping costs. In addition, banana EBIT in Europe and North America were impacted by higher fruit costs due to increased contract prices from Latin American growers and higher production costs from company-owned farms. Banana EBIT in Asia was lower primarily as a result of lower local pricing. EBIT in the North American and European fresh pineapple operations were lower due to higher fruit and shipping costs. EBIT in the Chilean deciduous fruit operations increased primarily from improved pricing. Fresh fruit EBIT benefitted from lower distribution costs in Europe due to the accrual of $7 million for tariff refunds for the period December 15, 2009 through June 8, 2010 associated with the June 2010 EU banana tariff settlement agreements. Dole estimates that the EU banana tariff settlement agreements will benefit fiscal 2010 EBIT by approximately $16 million at current foreign exchange rates.

Fresh fruit EBIT for the half year ended June 19, 2010 decreased to $111.0 from $195.3 million for the half year ended June 20, 2009. The change in EBIT was mainly due to the same factors that impacted EBIT during the second quarter except for slightly lower EBIT in the Chilean deciduous fruit operations primarily due to the absence of box plant earnings as a result of the box plant sale in the fourth quarter of 2009. If foreign currency exchange rates in Dole’s significant fresh fruit foreign operations during the quarter and half year ended June 19, 2010 had remained unchanged from those experienced during the quarter and half year ended June 20, 2009, Dole estimates that fresh fruit EBIT would have been lower by approximately $2 million and $10 million, respectively.

Fresh Vegetables

Fresh vegetables revenues for the quarter ended June 19, 2010 increased 4% to $268.9 million from $258.1 million for the quarter ended June 20, 2009. Higher revenues in the North America fresh-packed vegetable business resulted from improved pricing for strawberries, celery and iceberg lettuce, partially offset by lower sales of romaine lettuce. Revenues in the packaged salads business increased primarily due to higher pricing, a favorable change in product mix resulting from a shift in sales from lower to higher priced products, and improved volumes. Fresh vegetables revenues for the half year ended June 19, 2010 increased 2% to $499.4 million from $491.5 million for the half year ended June 20, 2009. The increase was due to higher revenues in the packaged salads business mainly due to the same factors that impacted sales during the second quarter.

Fresh vegetables EBIT for the quarter ended June 19, 2010 increased to $7.4 million from a loss of $3.5 million for the quarter ended June 20, 2009. EBIT increased as a result of higher pricing across all major product lines in the North America fresh-packed vegetables business. Higher earnings in the packaged salads business resulted from higher pricing, lower raw material costs, continued production efficiencies and favorable product mix. Fresh vegetables EBIT for the half year ended June 19, 2010 increased to $17.9 million from $13 million for the half year ended June 20, 2009. EBIT in 2009 benefitted from a gain of $9.2 million from the sale of vegetable property in California. EBIT excluding the gain increased $14.1 million. The increase in EBIT was primarily due to the same factors that impacted EBIT during the second quarter except for lower pricing for iceberg and romaine lettuce.

Packaged Foods

Packaged foods revenues for the quarter ended June 19, 2010 increased 6% to $249.1 million from $234.9 million for the quarter ended June 20, 2009. Revenues increased primarily due to higher sales of concentrate worldwide and higher volumes sold in Europe and Asia and in the North America frozen fruit business. Packaged foods revenues for the half year ended June 19, 2010 increased 5% to $501.3 million from $475.7 million for the half year ended June 20, 2009. The increase in revenues was mainly due to the same factors that impacted sales during the second quarter as well as higher volumes of FRUIT BOWLS® sold in North America.

EBIT in the packaged foods segment for the quarter ended June 19, 2010 increased 3% to $24.8 million from $24 million for the quarter ended June 20, 2009. The increase in EBIT was due to improved pricing for concentrate worldwide and packaged fruit sold in North America and Asia and lower product costs in the North America frozen fruit operations. This increase was partially offset by higher levels of general and administrative expenses as well as higher marketing expenditures. EBIT for the half year ended June 19, 2010 increased to $53.8 million from $45.9 million for the half year ended June 20, 2009. The increase in EBIT was attributable to improved earnings worldwide as a result of higher pricing for concentrate, higher sales of fruitbowls in North America from increased promotions and gradual improvement in branded products as consumers return to value added products, as well as lower product costs in North America due in part to lower commodity costs. If foreign currency exchange rates in Dole’s packaged foods foreign operations during the quarter and the half year ended June 19, 2010 had remained unchanged from those experienced during the quarter and the half year ended June 20, 2009, Dole estimates that packaged foods EBIT would have been higher by approximately $2 million and $3 million, respectively.

Corporate

Corporate EBIT was a loss of $20.7 million for the quarter ended June 19, 2010 compared to a loss of $36.9 million for the quarter ended June 20, 2009. The improvement was primarily due to a decrease in unrealized losses of $13.7 million generated on the cross currency swap and an increase in unrealized gains on foreign denominated instruments of $5.7 million. These improvements were partially offset by higher levels of general and administrative expenses. Corporate EBIT was a loss of $36.7 million for the half year ended June 19, 2010 compared to a loss of $26.2 million for the half year ended June 20, 2009. The decrease in EBIT was primarily due to an increase in unrealized losses of $7.6 million generated on the cross currency swap and higher levels of general and administrative expenses partially offset by an increase in unrealized gains of $4.9 million on foreign denominated instruments. General and administrative expenses increased in both periods due in part to higher incentive compensation accruals and share-based compensation expense.

Discontinued Operations

During the second quarter of 2008, Dole approved and committed to a formal plan to divest its fresh-cut flowers operations (“Flowers transactions”). The first phase of the Flowers transaction was completed during the first quarter of 2009 and resulted in a gain of $1.3 million. During the third quarter of 2010, Dole entered into a definitive agreement to sell two of these properties (a building and a farm in Colombia) to the buyer of the flowers business. The sale is expected to close during the third quarter of 2010; net proceeds are expected to be approximately $6.5 million with an estimated gain of approximately $4.4 million.

Liquidity and Capital Resources

Cash flows provided by operating activities were $91 million for the half year ended June 19, 2010, compared to $209.3 million for the half year ended June 20, 2009. Cash flows provided by operating activities decreased $118.3 million primarily due to lower net income and higher receivables due in part to timing of collections, higher levels of inventory purchases and additional pension contributions. These factors were partially offset by lower payments of prepaid expenses and other assets and higher accounts payable as a result of increased inventory purchases.

Cash flows used in investing activities were $14.4 million for the half year ended June 19, 2010, compared to cash flows provided by investing activities of $28.3 million for the half year ended June 20, 2009. The change was primarily due to a decrease in proceeds received from asset sales and higher levels of capital expenditures, partially offset by a reduction in restricted deposits related to a collateral agreement associated with Dole’s cross currency and interest rate swap instruments.

Cash flows used in financing activities was $7.8 million for the half year ended June 19, 2010, compared to $219.7 million for the half year ended June 20, 2009. The change was primarily due to higher net debt borrowings and lower dividends paid to noncontrolling interests.

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

As of June 19, 2010, Dole had a cash balance of $185.3 million and an ABL revolver borrowing base of $277.1 million. There were no borrowings under the ABL revolver at June 19, 2010. After taking into account approximately $113.6 million of outstanding letters of credit issued under the ABL revolver, Dole had approximately $163.5 million available for borrowings as of June 19, 2010. In addition, Dole had approximately $61.1 million of letters of credit and bank guarantees outstanding under its $100 million pre-funded letter of credit facility as of June 19, 2010.

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

Other Matters

Recently Issued and Adopted Accounting Pronouncements:  There were no recently issued accounting pronouncements that impact Dole’s condensed consolidated financial statements. In addition, Dole did not adopt any new accounting pronouncements during the quarter ended June 19, 2010.

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

In light of these WTO rulings, the EU proposed a settlement in resolution of the dispute, which was accepted and initialed by the EU, the U.S., and 11 Latin American banana producing countries (Brazil, Colombia, Costa Rica, Ecuador, Guatemala, Honduras, Mexico, Nicaragua, Peru, Panama, and Venezuela) on December 15, 2009. The EU’s settlement with the Latin American countries provides for a specific tariff reduction schedule, with an initial reduction of the tariff to 148 euros per metric ton and a final tariff of 114 euro per metric ton reached on January 1, 2017 or January 1, 2019 (the extended schedule of reduction applies if no further trade agreements are reached in the ongoing “DDA” or Doha Development Agenda global trade discussions). The EU’s settlement with the U.S. provides that the EU shall not reintroduce measures that discriminate among banana distributors based on either the ownership or control of the distributors or on the source of the bananas and that the EU will maintain a non-discriminatory, tariff-only regime for the importation of bananas.

The settlement agreements were fully signed by the EU, the Latin American countries, and the U.S. by June 8, 2010; however, the tariff schedule must still be formally enacted in European legislation through the act of the European Parliament. While this may take several additional months, the lowered tariff of 148 euro per metric ton has been provisionally applied to all Latin American banana imports to the EU since the full signing date of June 8, 2010. In addition, while not all of the EU Member States’ custom authorities have finalized the specific reimbursement procedures, importers may now seek retroactive reimbursement for the excess 28 euros per metric ton paid since December 15, 2009, which was the effective date of the agreement for the lowered 148 euro tariff, from the applicable customs authorities in the importing EU Member State.

Dole recorded a tariff refund of $7 million during the second quarter of 2010 and expects payment during the third quarter of 2010. Dole estimates that the EU banana tariff settlement agreements will benefit fiscal 2010 EBIT by approximately $16 million at current foreign exchange rates.

Although Dole views the reduction in the tariff applied to Latin American banana imports as a favorable development, it is too early to determine the extent to which Dole’s operations will benefit. In addition, the EU has recently negotiated several free trade areas agreements which, once ratified, will allow for an even lower import tariff on specified volumes of banana exports from certain countries. An EU-Colombia-Peru FTA has been negotiated and an EU-Central America (i.e. Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua and Panama)

-FTA has been negotiated. Both these FTAs must be ratified by the European Parliament. Ecuador has not yet negotiated an FTA with the EU on bananas and may not benefit, like the other Latin American countries party to an FTA, from a preferential banana tariff unless a similar FTA can be negotiated with the EU. Dole continues to monitor these developments but cannot yet anticipate how, or if, they will be implemented.

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

Included in the condensed consolidated statements of operations are unrealized gains (losses) on Dole’s foreign currency and bunker fuel hedges and the cross currency and interest rate swaps by reporting segment as follows:

	Quarter Ended June 19, 2010					Quarter Ended June 20, 2009
	Foreign	Bunker	Cross	Interest		Foreign	Bunker	Cross
	Currency	Fuel	Currency	Rate		Currency	Fuel	Currency
	Hedges	Hedges	Swap	Swap	Total	Hedges	Hedges	Swap	Total
	(In thousands)

Fresh fruit	$(759)	$(714)	$—	$—	$(1,473)	$(2,357)	$3,101	$—	$744
Packaged foods	328	—	—	—	328	346	—	—	346
Corporate	—	—	(10,713)	3,627	(7,086)	—	—	(24,419)	(24,419)

	$(431)	$(714)	$(10,713)	$3,627	$(8,231)	$(2,011)	$3,101	$(24,419)	$(23,329)

	Half Year Ended June 19, 2010					Half Year Ended June 20, 2009
	Foreign	Bunker	Cross	Interest		Foreign	Bunker	Cross
	Currency	Fuel	Currency	Rate		Currency	Fuel	Currency
	Hedges	Hedges	Swap	Swap	Total	Hedges	Hedges	Swap	Total
	(In thousands)

Fresh fruit	$(736)	$(807)	$—	$—	$(1,543)	$6,993	$6,342	$—	$13,335
Packaged foods	207	—	—	—	207	498	—	—	498
Corporate	—	—	(14,301)	4,747	(9,554)	—	—	(6,703)	(6,703)

	$(529)	$(807)	$(14,301)	$4,747	$(10,890)	$7,491	$6,342	$(6,703)	$7,130

For information regarding Dole’s derivative instruments and hedging activities, refer to Note 12 to the condensed consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the half year ended June 19, 2010, there have been no material changes in the market risk disclosure presented in Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010. For information regarding Dole’s derivative instruments and hedging activities, refer to Note 12 to the condensed consolidated financial statements contained in this Quarterly Report.

Item 4. CONTROLS AND PROCEDURES

An evaluation was carried out as of June 19, 2010 under the supervision and with the participation of Dole’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act. Based upon this evaluation, Dole’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 19, 2010. No change in our internal control over financial reporting identified in connection with this evaluation that occurred during our second quarter of 2010 has materially affected, or is reasonably likely to materially affect, Dole’s internal control over financial reporting.

PART II.
OTHER INFORMATION
DOLE FOOD COMPANY, INC.

Item 1.	Legal Proceedings

For information regarding legal matters, refer to Note 10 to the condensed consolidated financial statements contained in this Quarterly Report.

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

August 3, 2010

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