Form 10-Q
period 2010-10-09
DOLE FOOD CO INC
filed 2010-11-22
CIK 18169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 9, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 19, 2010

Common Stock, $0.001 Par Value	88,217,622

DOLE FOOD COMPANY, INC.

INDEX

		Page
		Number

PART I	Financial Information
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Operations — Quarters and Three Quarters Ended October 9, 2010 and October 10, 2009	3
	Condensed Consolidated Balance Sheets — October 9, 2010 and January 2, 2010	4
	Condensed Consolidated Statements of Cash Flows — Three Quarters Ended October 9, 2010 and October 10, 2009	5
	Condensed Consolidated Statements of Shareholders’ Equity — Three Quarters Ended October 9, 2010 and October 10, 2009	7
	Condensed Consolidated Statements of Comprehensive Income — Quarters and Three Quarters Ended October 9, 2010 and October 10, 2009	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	49
PART II	Other Information
Item 1.	Legal Proceedings	50
Item 6.	Exhibits	50
	Signatures	51
	Exhibit Index	52
	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	53
	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	54
	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	55
	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	56
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I.
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended		Three Quarters Ended
	October 9,	October 10,	October 9,	October 10,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Revenues, net	$1,988,571	$1,938,173	$5,335,967	$5,249,485
Cost of products sold	(1,789,085)	(1,761,371)	(4,763,474)	(4,646,696)

Gross margin	199,486	176,802	572,493	602,789
Selling, marketing and general and administrative expenses	(137,712)	(148,979)	(372,792)	(360,329)
Charges for restructuring and long-term receivables (Note 6)	(23,518)	—	(24,888)	—
Gain on arbitration settlement, net (Note 11)	27,271	—	27,271	—
Gain on asset sales (Note 12)	—	16,359	2,921	33,152

Operating income	65,527	44,182	205,005	275,612
Other income (expense), net (Note 2)	(61,994)	(34,582)	(62,883)	(45,676)
Interest income	1,606	2,365	4,724	5,501
Interest expense	(49,187)	(69,955)	(127,375)	(157,743)

Income (loss) from continuing operations before income taxes and equity earnings	(44,048)	(57,990)	19,471	77,694
Income taxes	(7,522)	1,307	(19,764)	(15,704)
Earnings (losses) from equity method investments	(1,604)	3,247	2,679	7,718

Income (loss) from continuing operations	(53,174)	(53,436)	2,386	69,708
Income from discontinued operations, net of income taxes	202	445	876	832
Gain on disposal of discontinued operations, net of income taxes	4,143	—	4,143	1,308

Net income (loss)	(48,829)	(52,991)	7,405	71,848
Less: Net income attributable to noncontrolling interests	(1,547)	(830)	(3,307)	(2,704)

Net income (loss) attributable to Dole Food Company, Inc.	$(50,376)	$(53,821)	$4,098	$69,144

Earnings per share — Basic and Diluted (Note 15):
Income (loss) from continuing operations	$(0.61)	$(1.03)	$0.03	$1.35
Net income (loss) attributable to Dole Food Company, Inc.	$(0.58)	$(1.04)	$0.05	$1.34

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 9,	January 2,
	2010	2010
	(In thousands, except per
	share data)

ASSETS
Cash and cash equivalents	$200,851	$119,670
Restricted deposits (Note 13)	37,840	—
Receivables, net of allowances of $35,898 and $51,380, respectively	760,056	726,157
Inventories	722,829	718,191
Prepaid expenses and other assets	77,743	68,665
Deferred income tax assets	9,609	8,496
Assets held-for-sale (Note 12)	88,736	96,020

Total current assets	1,897,664	1,737,199
Restricted deposits (Note 13)	—	23,290
Investments	86,017	85,004
Property, plant and equipment, net of accumulated depreciation of $1,120,758 and $1,069,299, respectively	932,727	962,247
Goodwill	407,247	407,247
Intangible assets, net	701,936	705,853
Other assets, net	190,609	186,183

Total assets	$4,216,200	$4,107,023

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$481,285	$474,399
Accrued liabilities	630,452	440,840
Current portion of long-term debt	7,406	8,017
Notes payable	32,405	37,308

Total current liabilities	1,151,548	960,564
Long-term debt	1,567,755	1,552,680
Deferred income tax liabilities	209,734	204,567
Other long-term liabilities	415,132	523,233
Contingencies (Note 11)
Shareholders’ equity
Preferred stock — $0.001 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock — $0.001 par value; 300,000 shares authorized, 88,221 and 88,233 shares issued and outstanding as of October 9, 2010 and January 2, 2010, respectively	88	88
Additional paid-in capital	773,999	768,973
Retained earnings	109,305	105,207
Accumulated other comprehensive loss	(35,806)	(35,293)

Equity attributable to Dole Food Company, Inc.	847,586	838,975
Equity attributable to noncontrolling interests	24,445	27,004

Total shareholders’ equity	872,031	865,979

Total liabilities and shareholders’ equity	$4,216,200	$4,107,023

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Quarters Ended
	October 9,	October 10,
	2010	2009
	(In thousands)

Operating Activities
Net income	$7,405	$71,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,621	92,386
Share-based compensation expense	4,838	—
Net losses on financial instruments	65,605	48,535
Asset write-offs and net gain on sale of assets	(2,760)	(35,544)
Earnings from equity method investments	(2,679)	(7,718)
Amortization of debt discounts and debt issuance costs	8,224	4,121
Provision for long-term receivables	11,058	—
Write-off of debt issuance costs	4,650	5,316
Provision for deferred income taxes	1,540	(2,898)
Pension and other postretirement benefit plan expense	14,270	10,410
Other	583	1,462
Changes in operating assets and liabilities:
Receivables	(12,569)	81,777
Inventories	(2,768)	66,958
Prepaid expenses and other assets	(29,862)	(35,243)
Income taxes	(4,120)	(401)
Accounts payable	13,139	(41,523)
Accrued liabilities	(2,678)	25,580
Other long-term liabilities	(22,609)	(2,166)

Cash flow provided by operating activities	138,888	282,900
Investing Activities
Cash received from sales of assets and businesses, net of cash disposed	32,582	94,404
Capital expenditures	(59,963)	(36,211)
Restricted deposits	(14,550)	(342,813)
Other	(567)	(45)

Cash flow used in investing activities	(42,498)	(284,665)
Financing Activities
Short-term debt repayments, net of borrowings	(12,134)	(8,813)
Long-term debt borrowings	923,325	1,202,025
Long-term debt repayments	(911,125)	(1,137,614)
Payment of debt issuance costs	(17,000)	(25,322)
Dividends paid to parent	—	(15,000)
Payment of initial public offering costs	(959)	—
Dividends paid to noncontrolling interests	(1,792)	(5,541)

Cash flow (used in) provided by financing activities	(19,685)	9,735

Effect of foreign currency exchange rate changes on cash	4,476	3,234

Increase in cash and cash equivalents	81,181	11,204
Cash and cash equivalents at beginning of period	119,670	90,829

Cash and cash equivalents at end of period	$200,851	$102,033

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)

Supplemental cash flow information

At October 9, 2010 and January 2, 2010, accounts payable included approximately $5.2 million and $6.1 million, respectively, for capital additions. Of the $6.1 million of capital additions included in accounts payable at January 2, 2010, the majority was paid during the three quarters ended October 9, 2010. Of the $6.7 million of capital additions included in accounts payable at January 3, 2009, the majority was paid during the three quarters ended October 10, 2009.

For the three quarters ended October 10, 2009, changes in operating assets and liabilities for prepaid expenses and other assets included a $10 million provisional payment made to the European Commission (“EC”) during January 2009 related to the EC’s Antitrust Decision. Refer to Note 11 — Contingencies for further information.

In addition to proceeds from asset sales of $94.4 million for the three quarters ended October 10, 2009, $25.9 million of long-term debt was assumed by the buyer of the fresh-cut flowers subsidiaries, therefore providing a total benefit to Dole of $120.3 million from asset sales. During the fourth quarter of 2008, the fresh-cut flowers subsidiaries borrowed $25.9 million and Dole’s cash balance at January 3, 2009 reflected the cash proceeds from this transaction. The debt ceased to be an obligation (and the associated remaining cash ceased to be an asset) of Dole upon the closing of the first phase of the Flowers transactions during the first quarter of 2009.

During fiscal 2007, two of Dole’s non-wholly-owned subsidiaries sold land parcels located in Central California to subsidiaries of Castle and Cooke, Inc. (“Castle”) for $40.3 million, of which $30.5 million was in cash and $9.8 million was a note receivable. Castle is owned by David H. Murdock, Dole’s Chairman. During the third quarter of 2010, Dole collected $5.7 million which represented its share of the note receivable. The remaining $4.1 note receivable balance was ultimately disbursed to our minority partner during the third quarter of 2010 as a non-cash distribution.

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated Other
					Comprehensive Income (Loss)
					Pension &			Equity
	Common		Additional		Other	Cumulative	Unrealized	Attributable	Total
	Shares	Common	Paid-In	Retained	Postretirement	Translation	Gains (Losses)	to Noncontrolling	Shareholders’
	Outstanding	Stock	Capital	Earnings	Benefits	Adjustment	on Hedges	Interests	Equity
	(In thousands)

Balance at January 3, 2009	51,710	$51	$409,630	$36,122	$(40,960)	$27,187	$(29,130)	$30,259	$433,159
Net income	—	—	—	69,144	—	—	—	2,704	71,848
Dividends paid	—	—	—	(15,000)	—	—	—	(5,541)	(20,541)
Unrealized foreign currency translation and hedging gains (losses), net of income taxes	—	—	—	—	—	22,993	(2,220)	25	20,798
Reclassification of realized losses to net income	—	—	—	—	—	—	7,524	—	7,524
Change in employee benefit plans, net of income taxes	—	—	—	—	(58)	—	—	—	(58)
Contribution received from noncontrolling interests	—	—	497	—	—	—	—	(497)	—

Balance at October 10, 2009	51,710	$51	$410,127	$90,266	$(41,018)	$50,180	$(23,826)	$26,950	$512,730

Balance at January 2, 2010	88,233	$88	$768,973	$105,207	$(52,393)	$38,226	$(21,126)	$27,004	$865,979
Net income	—	—	—	4,098	—	—	—	3,307	7,405
Share-based compensation	—	—	4,838	—	—	—	—	—	4,838
Cancellation of restricted stock	(12)	—	—	—	—	—	—	—	—
Transfer of land from affiliate entity	—	—	188	—	—	—	—	—	188
Dividends paid	—	—	—	—	—	—	—	(1,792)	(1,792)
Non-cash distribution	—	—	—	—	—	—	—	(4,078)	(4,078)
Unrealized foreign currency translation and hedging gains (losses), net of income taxes	—	—	—	—	—	11,064	(16,023)	4	(4,955)
Reclassification of realized losses to net income, net of income taxes	—	—	—	—	—	—	4,446	—	4,446

Balance at October 9, 2010	88,221	$88	$773,999	$109,305	$(52,393)	$49,290	$(32,703)	$24,445	$872,031

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended		Three Quarters Ended
	October 9,	October 10,	October 9,	October 10,
	2010	2009	2010	2009
	(In thousands)

Net income (loss)	$(48,829)	$(52,991)	$7,405	$71,848
Unrealized foreign currency translation and hedging gains (losses), net of income taxes	11,380	22,335	(4,955)	20,798
Reclassification of realized losses to net income (loss), net of income taxes	2,187	3,517	4,446	7,524
Change in employee benefit plans, net of income taxes	—	—	—	(58)

Comprehensive income (loss)	(35,262)	(27,139)	6,896	100,112
Less: Comprehensive income attributable to noncontrolling interests	(1,577)	(858)	(3,311)	(2,729)

Comprehensive income (loss) attributable to Dole Food Company, Inc.	$(36,839)	$(27,997)	$3,585	$97,383

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 —	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) include all adjustments necessary, which are of a normal recurring nature, to present fairly Dole’s financial position, results of operations and cash flows. Dole operates under a 52/53-week year. The quarters ended October 9, 2010 and October 10, 2009 are sixteen weeks in duration. For a summary of significant accounting policies and additional information relating to Dole’s financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of Dole’s Annual Report on Form 10-K for the year ended January 2, 2010.

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

In March 2003, Dole completed a going-private merger transaction. As a result of the transaction, Dole became wholly-owned by David H. Murdock, Dole’s Chairman. On October 28, 2009, Dole completed a $446 million initial public offering (“IPO”) of 35,715,000 common shares at $12.50 per share. On October 23, 2009, Dole’s common stock began trading on the New York Stock Exchange under the ticker symbol “DOLE.” At the completion of the IPO, Dole’s chairman, David H. Murdock, and his affiliates beneficially owned, which has not changed since then, approximately 51,710,000 common shares, or 58.6% of Dole’s outstanding common shares.

NOTE 2 —	OTHER INCOME (EXPENSE), NET

Included in other income (expense), net in Dole’s condensed consolidated statements of operations for the quarters and three quarters ended October 9, 2010 and October 10, 2009 are the following items:

	Quarter Ended		Three Quarters Ended
	October 9,	October 10,	October 9,	October 10,
	2010	2009	2010	2009
	(In thousands)

Unrealized loss on cross currency swap	$(45,562)	$(27,984)	$(59,863)	$(34,687)
Realized gain on cross currency swap	2,115	2,301	6,662	7,242
Unrealized loss on foreign denominated borrowings	(13,748)	(9,960)	(6,281)	(8,599)
Realized gain (loss) on foreign denominated borrowings	(1)	(70)	1,101	1,145
Foreign currency exchange gain (loss) on vessel obligation	(3,946)	1,032	1,147	(5,951)
Write-off of debt issuance costs	—	(94)	(4,650)	(5,316)
Other	(852)	193	(999)	490

Other income (expense), net	$(61,994)	$(34,582)	$(62,883)	$(45,676)

Refer to Note 13 — Derivative Financial Instruments for further discussion regarding Dole’s cross currency swap.

NOTE 3 —	DISCONTINUED OPERATIONS

During the second quarter of 2008, Dole approved and committed to a formal plan to divest its fresh-cut flowers business. During the first quarter of 2009, the operations and the majority of the related assets of this business were sold. During the third quarter of 2010, Dole sold a building and a farm located in Colombia to the

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

buyer of Dole’s fresh-cut flowers business. Refer to Note 12 - Assets Held-For-Sale for further discussion regarding the third quarter 2010 sale.

The operating results of fresh-cut flowers for the quarters and three quarters ended October 9, 2010 and October 10, 2009 are reported in the following table:

	Quarter Ended
	October 9,	October 10,
	2010	2009
	(In thousands)

Revenues	$358	$564

Income before income taxes	$206	$498
Income taxes	(4)	(53)

Income from discontinued operations, net of income taxes	$202	$445

Gain on disposal of discontinued operations, net of income taxes	$4,143	$—

	Three Quarters Ended
	October 9,	October 10,
	2010	2009
	(In thousands)

Revenues	$1,188	$3,745

Income before income taxes	$907	$972
Income taxes	(31)	(140)

Income from discontinued operations, net of income taxes	$876	$832

Gain on disposal of discontinued operations, net of income taxes	$4,143	$1,308

For all periods presented, noncontrolling interests’ share of income from discontinued operations was not material.

NOTE 4 —	INCOME TAXES

Dole recorded $19.8 million of income tax expense on $19.5 million of pretax income from continuing operations for the three quarters ended October 9, 2010. Income tax expense included interest expense of $0.7 million related to Dole’s unrecognized tax benefits. Income tax expense of $15.7 million on $77.7 million of pretax income from continuing operations was recorded for the three quarters ended October 10, 2009 which included interest expense of $2.5 million (net of associated income tax benefits of approximately $0.5 million) related to Dole’s unrecognized tax benefits. Dole’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions. Income tax expense for the three quarters ended October 9, 2010 included $2.4 million recorded to establish a valuation allowance against deferred income tax assets in Ecuador which, as the result of a recently enacted tax law, have been determined to be not recoverable. This was offset by a reduction in Dole’s liability for unrecognized tax benefits related to certain foreign jurisdictions.

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

Historically, Dole’s income tax provision has differed from the U.S. federal statutory rate applied to Dole’s pretax income primarily due to operations in foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate. However, for the three quarters ended October 9, 2010, income taxes reflect lower earnings generated in foreign jurisdictions with a lower statutory rate than experienced in 2009. Income taxes in 2010 also include the impact of increased losses in jurisdictions in which a tax benefit has not been provided.

As a result of the lapse of the statute of limitations relating to a state unrecognized tax benefit, Dole expects its income tax provision in the fourth quarter of 2010 to be reduced by approximately $14 million, including tax and interest.

Dole recognizes accrued interest and penalties related to its unrecognized tax benefits as a component of income taxes in the accompanying condensed consolidated statements of operations. Accrued interest and penalties before tax benefits were $29 million and $28.3 million at October 9, 2010 and January 2, 2010, respectively, and are included as a component of other long-term liabilities in the accompanying condensed consolidated balance sheets.

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

Internal Revenue Service (“IRS”) Audit:  On August 27, 2009, the IRS completed its examination of Dole’s U.S. federal income tax returns for the years 2002-2005 and issued a Revenue Agent’s report (“RAR”) that includes various proposed adjustments, including with respect to the going-private merger transaction. The IRS is proposing that funding used in the going-private merger is taxable and that some related investment banking fees are not deductible. The net tax deficiency associated with the RAR is $122 million, plus interest. On October 27, 2009, Dole filed a protest letter vigorously challenging the proposed adjustments contained in the RAR and is pursuing resolution of these issues with the Appeals Division of the IRS. Dole believes, based in part upon the advice of its tax advisors, that its tax treatment of such transactions was appropriate. Although the timing and ultimate resolution of any issues arising from the IRS examination are uncertain and are subject to settlement on mutually agreeable terms at any time, at this time Dole does not anticipate that the total unrecognized tax benefits will significantly change within the next twelve months nor does Dole anticipate that any material tax payments will be made related to these matters within the next twelve months.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 5 —	INVENTORIES

The major classes of inventories were as follows:

	October 9,	January 2,
	2010	2010
	(In thousands)

Finished products	$370,514	$355,387
Raw materials and work in progress	125,243	100,843
Crop-growing costs	162,005	207,312
Operating supplies and other	65,067	54,649

	$722,829	$718,191

NOTE 6 —	CHARGES FOR RESTRUCTURING AND LONG-TERM RECEIVABLES

Charges for restructuring and long-term receivables recorded during the third quarter of 2010 were as follows (in thousands):

Severance and other employee-related costs	$4,252
Contract termination and other costs	2,736
Pension-related settlement charges	2,668
Asset write-downs	4,174

Restructuring	13,830
Long-term receivables	9,688

Total charges for restructuring and long-term receivables	$23,518

Charges for Restructuring

As a result of continued challenging market conditions in Dole’s fresh fruit operations, Dole committed to a restructuring plan during the third quarter of 2010 in its fresh fruit segment in Europe, Latin America and Asia. These restructuring efforts are designed to reduce costs by realigning fruit supply with expected demand. As part of these initiatives, Dole restructured certain farming operations in Latin America and Asia, reorganized its European operations and rationalized vessel charters. As a result of these various initiatives, beginning in fiscal 2011 Dole expects to realize annual cash savings in its fresh fruit segment. These savings are expected to result from lower production costs including lower labor costs on our farms and in our ports, enhanced farm productivity, lower distribution costs resulting from more efficient utilization of our shipping fleet, and lower selling and general and administrative costs as a result of streamlining its organization in Europe.

During the third quarter of 2010, Dole incurred costs of $13.8 million related to these initiatives, of which $7 million were paid or will be paid in cash. The remaining amounts relate to the non-cash write-down of long-lived assets and deferred crop-growing costs of $4.1 million as well as pension-related settlement charges of $2.7 million. The write-down of long-lived assets included a $1 million impairment charge for intangible assets due to the end of certain customer relationships in Europe. Severance charges relating to employee terminations impacted approximately 1,400 employees.

Dole expects to continue restructuring operations beyond the third quarter of 2010. Related to these efforts, Dole expects to incur additional restructuring charges of $11.4 million, of which $8.7 million is expected to be incurred in the fourth quarter of 2010 and the remaining $2.7 million in fiscal 2011. These additional charges will primarily consist of employee severance, pension-related settlement and contract termination costs. Approximately 700 employees are expected to be impacted by these initiatives.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

A rollforward of activity for Dole’s restructuring liabilities, which are classified in accrued liabilities in the accompanying condensed consolidated balance sheets, is summarized as follows (in thousands):

	Balance as of			Balance as of
	June 19,			October 9,
	2010	Charges	Cash payments	2010

Severance and other employee-related costs	$—	$4,252	$(798)	$3,454
Contract termination and other costs	—	2,736	(411)	2,325

Total	$—	$6,988	$(1,209)	$5,779

A summary of the cash paid through the end of the third quarter of 2010 and expected to be paid for the restructuring initiatives is as follows (in thousands):

		Expected
	Payments in	Payments in	Expected
	Third Quarter	Fourth Quarter	Payments in
	2010	2010	Fiscal 2011	Total

Amounts accrued prior to the third quarter of 2010:
Pension-related settlement charges	$4,309	$7,627	$409	$12,345
Amounts accrued during the third quarter of 2010:
Severance and other employee-related costs	798	2,103	1,351	4,252
Contract termination and other costs	411	—	2,325	2,736
Amounts to be accrued in future periods:
Severance and other employee-related costs	—	1,775	413	2,188
Contract termination and other costs	—	2,750	1,999	4,749

Total	$5,518	$14,255	$6,497	$26,270

The table above does not include pension-related settlement charges of $2.7 million incurred in the third quarter of 2010 and pension-related settlement charges of $3 million expected to be incurred in the fourth quarter of 2010.

Charges for Long-Term Receivables

During the third quarter of 2010, Dole reclassified gross receivables totaling $18.8 million for a customer in Eastern Europe to long-term as the likelihood is that payment will not be received during the next year. During the quarter and three quarters ended October 9, 2010, Dole recorded provisions for bad debt of $9.7 million and $11.1 million, respectively. During fiscal 2009, Dole recorded provisions for bad debt of $4.4 million. The net receivable of $3.3 million represents management’s best estimate of its net realizable value after consideration of collateral securing the receivable. The net receivable is classified in other assets in the accompanying condensed consolidated balance sheets as of October 9, 2010.

NOTE 7 —	GOODWILL AND INTANGIBLE ASSETS

Goodwill has been allocated to Dole’s reporting segments as follows:

		Fresh	Packaged
	Fresh Fruit	Vegetables	Foods	Total
		(In thousands)

Balance as of January 2, 2010 and October 9, 2010	$275,430	$71,206	$60,611	$407,247

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Details of Dole’s intangible assets were as follows:

	October 9,	January 2,
	2010	2010
	(In thousands)

Amortized intangible assets:
Customer relationships	$38,501	$39,631
Other amortized intangible assets	2,113	2,126

	40,614	41,757
Accumulated amortization — customer relationships	(26,755)	(23,989)
Other accumulated amortization	(1,538)	(1,530)

Accumulated amortization — intangible assets	(28,293)	(25,519)

Amortized intangible assets, net	12,321	16,238
Indefinite-lived intangible assets:
Trademark and trade names	689,615	689,615

Total identifiable intangible assets, net	$701,936	$705,853

Amortization expense of intangible assets totaled $1.2 million and $1.2 million for the quarters ended October 9, 2010 and October 10, 2009, respectively, and $3 million and $2.9 million for the three quarters ended October 9, 2010 and October 10, 2009, respectively.

During the third quarter of 2010, Dole recorded a $1 million impairment charge to intangible assets. Refer to Note 6 — Charges for Restructuring and Long-Term Receivables for further discussion of the impairment charge.

As of October 9, 2010, the estimated remaining amortization expense associated with Dole’s intangible assets for the remainder of 2010 and in each of the next four fiscal years is as follows (in thousands):

Fiscal Year	Amount

2010	$845
2011	$3,677
2012	$3,677
2013	$1,498
2014	$842

Dole performed its annual impairment test for goodwill as required by ASC Topic 350, “Intangibles — Goodwill and Other” (“ASC 350”) for all of its reporting units during the second quarter of 2010. Further, Dole evaluates goodwill for impairment indicators on an ongoing basis. Although Dole does not currently believe that there are impairment indicators for Dole’s goodwill, during the third quarter of 2010 Dole’s market capitalization declined below the net book value of Dole’s equity. A continued decline in Dole’s market capitalization or a decline in the operating results could trigger an impairment indicator in a subsequent quarter.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 8 —	NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:

	October 9,	January 2,
	2010	2010
	(In thousands)

Unsecured debt:
8.875% notes due 2011	$—	$70,000
8.75% debentures due 2013	155,000	155,000
Secured debt:
13.875% notes due 2014	227,437	227,437
8% notes due 2016	315,000	315,000
Asset-based revolving credit facility	—	—
Term loan facilities	831,920	739,216
Contracts and notes, at a weighted-average interest rate of 5.9% in 2010 (6% in 2009) through 2014	9,349	9,349
Capital lease obligations	61,800	65,065
Notes payable, at a weighted-average interest rate of 3.7% in 2010 (7.3% in 2009)	32,405	37,308
Unamortized debt discount	(25,345)	(20,370)

	1,607,566	1,598,005
Current maturities, net of unamortized debt discount	(39,811)	(45,325)

	$1,567,755	$1,552,680

Notes Payable

Dole borrows funds primarily on a short-term basis to finance current operations. The terms of these borrowings range from one month to three months. Dole’s notes payables at October 9, 2010 consist primarily of foreign borrowings in Asia and Latin America.

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

Term Loans and Revolving Credit Facility

As of October 9, 2010, the term loan facilities consisted of $238.8 million of Term Loan B and $593.1 million of Term Loan C. The term loan facilities bear interest, at Dole’s option, at a rate per annum equal to either (i) London Interbank Offer Rate (“LIBOR”) plus a base rate of 3.25%, with a LIBOR floor of 1.75%; or (ii) the base rate plus 2.25%. Interest on the term loan facilities is payable quarterly in arrears. The weighted average variable interest rate at October 9, 2010 for Term Loan B and Term Loan C was 5.05%. The term loan facilities require quarterly principal payments, plus a balloon payment due in 2017. Dole has an interest rate swap to hedge future changes in

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

interest rates and a cross currency swap to lower the U.S. dollar fixed interest rate to a Japanese yen fixed interest rate on Term Loan C through October 2011. Refer to Note 13 — Derivative Financial Instruments for additional information related to these instruments.

As of October 9, 2010, the asset-based lending senior secured revolving credit facility (“ABL revolver”) borrowing base was $282.9 million. There were no borrowings under the ABL revolver at October 9, 2010. Amounts outstanding under the ABL revolver bear interest, at Dole’s option, at a rate per annum equal to either (i) LIBOR plus 3.00% to 3.50%, or (ii) a base rate plus 2.00% to 2.50%, in each case, based upon Dole’s historical borrowing availability under this facility. The ABL revolver matures in March 2014. After taking into account approximately $144.7 million of outstanding letters of credit issued under the ABL revolver, Dole had approximately $138.2 million available for borrowings as of October 9, 2010. During the third quarter of 2010, Dole’s $100 million pre-funded letter of credit facility expired and substantially all of the outstanding letters of credit and bank guarantees were transferred to Dole’s ABL revolver. In connection with the expiration of the pre-funded letter of credit facility, Dole entered into a €45 million ($62.7 million) letter of credit facility during the third quarter of 2010 to support the bank guaranty issued in the same amount associated with the European Commission’s Decision in 2009. Refer to Note 11 — Contingencies for further discussion of the European Union Antitrust Inquiry.

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

In addition, as a result of the March 2, 2010 amendments to Dole’s senior secured credit facilities, Dole is subject to a maximum total leverage and a minimum interest coverage ratio. At October 9, 2010, Dole’s total leverage ratio was 3.60x and interest coverage ratio was 2.6x as compared with the required maximum total leverage ratio of 4.75x and the minimum interest coverage ratio of 1.75x.

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

Debt Discounts and Debt Issuance Costs

In connection with the March 2, 2010 amendments of the senior secured credit facilities, Dole incurred debt issuance costs of $17 million. Debt issuance costs are capitalized and amortized into interest expense over the term of the underlying debt. During the quarter and three quarters ended October 9, 2010, Dole amortized deferred debt issuance costs of $1.9 million and $4.5 million, respectively. During the quarter and three quarters ended October 10, 2009, Dole amortized deferred debt issuance costs of $1.9 million and $4.1 million, respectively.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Dole wrote off approximately $4.6 million of deferred debt issuance costs during the three quarters ended October 9, 2010 resulting from the amendments of the senior secured credit facilities as well as the refinancing of the term loan facilities in connection with the amendments. In accordance with ASC Topic 470, “Debt,” the refinancing of the term loans and a portion of the ABL revolver, as a result of the amendments, was accounted for as extinguishment of debt. The write-off related to these amendments was recorded in other income (expense), net in the condensed consolidated statement of operations for the three quarters ended October 9, 2010.

Debt discounts on term loan facilities in connection with the 2010 amendments of the senior secured credit facilities totaled $8.5 million. Debt discounts are amortized into interest expense over the term of the underlying debt. During the quarter and three quarters ended October 9, 2010, Dole amortized debt discounts of $1.5 million and $3.5 million, respectively. During the quarter and three quarters ended October 10, 2009, Dole amortized debt discounts of $1.3 million and $2.1 million, respectively.

Fair Value of Debt

Dole estimates the fair value of its secured and unsecured notes and debentures based on current quoted market prices. The term loans are traded between institutional investors on the secondary loan market, and the fair values of the term loans are based on the last available trading price. The carrying values and estimated fair values of Dole’s debt is summarized below:

	October 9, 2010		January 2, 2010
	Carrying	Estimated	Carrying	Estimated
	Values	Fair Values	Values	Fair Values
	(In thousands)

Secured and unsecured notes and debentures	$679,830	$766,324	$747,067	$824,412
Term loans	824,182	838,159	739,216	743,836

Carrying values are net of debt discounts.

NOTE 9 —	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for Dole’s U.S. and international pension plans and other postretirement benefit (“OPRB”) plans were as follows:

			International
	U.S. Pension Plans		Pension Plans		OPRB Plans
	Quarter Ended		Quarter Ended		Quarter Ended
	October 9,	October 10,	October 9,	October 10,	October 9,	October 10,
	2010	2009	2010	2009	2010	2009
			(In thousands)

Service cost	$60	$51	$1,723	$1,834	$25	$70
Interest cost	4,853	5,337	2,121	2,247	721	820
Expected return on plan assets	(5,032)	(5,198)	(139)	(131)	—	—
Amortization of:
Unrecognized net loss (gain)	1,183	72	142	180	(36)	(158)
Unrecognized prior service cost (benefit)	—	—	109	102	(1,084)	(1,062)
Unrecognized net transition obligation	—	—	8	15	—	—
Curtailments, settlements and terminations, net	—	—	2,668	—	—	—

	$1,064	$262	$6,632	$4,247	$(374)	$(330)

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

			International
	U.S. Pension Plans		Pension Plans		OPRB Plans
	Three Quarters Ended		Three Quarters Ended		Three Quarters Ended
	October 9,	October 10,	October 9,	October 10,	October 9,	October 10,
	2010	2009	2010	2009	2010	2009
			(In thousands)

Service cost	$150	$127	$4,285	$4,554	$62	$174
Interest cost	12,131	13,343	5,288	5,606	1,803	2,050
Expected return on plan assets	(12,580)	(12,994)	(345)	(327)	—	—
Amortization of:
Unrecognized net loss (gain)	2,959	180	358	456	(90)	(396)
Unrecognized prior service cost (benefit)	—	—	271	256	(2,710)	(2,656)
Unrecognized net transition obligation	—	—	20	37	—	—
Curtailments, settlements and terminations, net	—	—	2,668	—	—	—

	$2,660	$656	$12,545	$10,582	$(935)	$(828)

NOTE 10 —	SEGMENT INFORMATION

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

Revenues from external customers and EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended		Three Quarters Ended
	October 9,	October 10,	October 9,	October 10,
	2010	2009	2010	2009
	(In thousands)

Revenues from external customers:
Fresh fruit	$1,327,317	$1,329,147	$3,673,718	$3,672,562
Fresh vegetables	325,992	298,849	825,387	790,378
Packaged foods	335,028	309,784	836,332	785,526
Corporate	234	393	530	1,019

	$1,988,571	$1,938,173	$5,335,967	$5,249,485

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Quarter Ended		Three Quarters Ended
	October 9,	October 10,	October 9,	October 10,
	2010	2009	2010	2009
		(In thousands)

EBIT:
Fresh fruit	$35,959	$44,928	$146,958	$240,216
Fresh vegetables	5,137	(3,504)	23,023	9,460
Packaged foods	24,514	29,172	78,343	75,060

Total operating segments	65,610	70,596	248,324	324,736
Corporate:
Unrealized loss on cross currency swap	(45,562)	(27,984)	(59,863)	(34,687)
Net unrealized loss on foreign denominated instruments	(12,491)	(8,725)	(6,026)	(7,144)
Operating and other expenses	(4,022)	(18,675)	(32,910)	(39,750)

Corporate	(62,075)	(55,384)	(98,799)	(81,581)
Interest expense	(49,187)	(69,955)	(127,375)	(157,743)
Income taxes	(7,522)	1,307	(19,764)	(15,704)

Income (loss) from continuing operations	$(53,174)	$(53,436)	$2,386	$69,708

Dole’s equity earnings from equity method investments, which have been included in EBIT in the table above, relate primarily to the fresh fruit operating segment.

Total assets for the three reportable operating segments, corporate and fresh-cut flowers were as follows:

	October 9,	January 2,
	2010	2010
	(In thousands)

Total assets:
Fresh fruit	$2,165,891	$2,165,234
Fresh vegetables	373,557	396,449
Packaged foods	687,103	645,349

Total operating segments	3,226,551	3,207,032
Corporate	979,367	887,352
Fresh-cut flowers — discontinued operation	10,282	12,639

	$4,216,200	$4,107,023

NOTE 11 —	CONTINGENCIES

Dole is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to Dole’s operations. At October 9, 2010, guarantees of $2.2 million consisted primarily of amounts advanced under third-party bank agreements to independent growers that supply Dole with product. Dole has not historically experienced any significant losses associated with these guarantees.

Dole issues letters of credit and bank guarantees through its ABL revolver and, in addition, separately through major banking institutions. Dole also provides insurance-company-issued bonds. These letters of credit, bank guarantees and insurance company bonds are required by certain regulatory authorities, suppliers and other operating agreements. As of October 9, 2010, total letters of credit, bank guarantees and bonds outstanding under

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

these arrangements were $246.6 million, of which $62.7 million was issued under Dole’s new 2010 European letter of credit facility.

Dole also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. Dole guaranteed $234.6 million of its subsidiaries’ obligations to their suppliers and other third parties as of October 9, 2010.

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

Currently there are 228 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP or seeking enforcement of Nicaragua judgments. In addition, there are 11 labor cases pending in Costa Rica under that country’s national insurance program.

Twenty-one of the 228 lawsuits are currently pending in various jurisdictions in the United States. One case in Los Angeles Superior Court, the last remaining lawsuit brought in the United States by Nicaraguan plaintiffs, was recently dismissed after the Court found that the plaintiffs and their representatives engaged in blatant fraud, witness tampering, and active manipulation. In dismissing this lawsuit, the Court vacated an earlier $1.58 million judgment against Dole in favor of four of the plaintiffs. This result was the culmination of hearings conducted by the Court in response to a July 7, 2009 order issued to plaintiffs by the California Second District Court of Appeal directing them to show cause why the $1.58 million judgment should not be vacated and judgment be entered in Dole’s favor on the grounds that the judgment was procured through fraud. After hearings held on May 10 and 11, and July 7-9 and 12, 2010, the Court found that the judgment had been procured through fraud on both Dole and the Court, and ordered it vacated. Another case pending in Los Angeles Superior Court involving 569 Costa Rican

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

plaintiffs is currently in discovery proceedings. Pursuant to a case management order, the initial phase of discovery requires that all plaintiffs travel to the U.S. over the next five months for preliminary medical testing.

The remaining lawsuits are pending in Latin America and the Philippines. Claimed damages in DBCP cases worldwide total approximately $45 billion, with lawsuits in Nicaragua representing approximately 87% of this amount. Typically, in these cases Dole is a joint defendant with the major DBCP manufacturers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against Dole.

In Nicaragua, 195 cases are currently filed (of which 33 are active) in various courts throughout the country, all but two of which were brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional. Thirty-two cases have resulted in judgments in Nicaragua: $489.4 million (nine cases consolidated with 465 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; $64.8 million (one case with 85 claimants) on June 15, 2004; $27.7 million (one case with 36 claimants) on March 17, 2005; $98.5 million (one case with 150 claimants) on August 8, 2005; $46.4 million (one case with 62 claimants) on August 20, 2005; $809 million (six cases consolidated with 1,248 claimants) on December 1, 2006; $38.4 million (one case with 192 claimants) on November 14, 2007; and $357.7 million (eight cases with 417 claimants) on January 12, 2009, which Dole learned of unofficially. Except for the latest one, Dole has appealed all judgments, with Dole’s appeal of the August 8, 2005 $98.5 million judgment currently pending before the Nicaragua Court of Appeal. Dole will appeal the $357.7 million judgment once it has been served. On August 5, 2010, the Nicaragua Court of Appeal issued a ruling upholding the December 1, 2006 $809 million judgment. Dole has appealed that ruling.

In all but one of the active cases where the proceeding has reached the appropriate stage, Dole has sought to have the cases returned to the United States. In all of the cases where Dole’s request to return the case to the United States has been ruled upon, the courts have denied Dole’s request and Dole has appealed those decisions.

On October 20, 2009, the United States District Court for the Southern District of Florida issued an order denying recognition and enforcement of the $98.5 million Nicaragua judgment against Dole and another U.S. company. That order cited separate and independent grounds for non-recognition: the Nicaragua trial court did not have jurisdiction over the defendant companies; the judgment did not arise out of proceedings that comported with the international concept of due process; the judgment was rendered under a system which does not provide an impartial tribunal or procedures compatible with the requirements of due process of law; and the cause of action or claim for relief on which the judgment is based is repugnant to the public policy of Florida. Final judgment in favor of Dole (and the other defendant companies) was entered November 10, 2009, and the Court ordered the case closed. On March 10, 2010, Plaintiffs filed an appeal, which is currently pending before the United States Court of Appeals for the Eleventh Circuit. Dole has sought to recover its costs associated with this enforcement action. On July 7, 2010, the magistrate judge to whom Dole’s costs motion was referred issued a report and recommendation to the district court to award Dole costs of $34 thousand. On July 26, 2010, plaintiffs filed an objection to the report and recommendation. On August 12, 2010, the district court adopted the magistrate’s report and recommendation and awarded Dole costs of $34 thousand.

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

Although, no assurance can be given concerning the outcome of the DBCP cases, in the opinion of management, after consultation with legal counsel and based on past experience defending and settling DBCP claims, the pending lawsuits are not expected to have a material adverse effect on Dole’s financial position or results of operations.

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

Dole received the Decision on October 21, 2008 and appealed the Decision to the European Court of First Instance in Luxembourg on December 24, 2008.

Dole made an initial $10 million (€7.6 million) provisional payment towards the €45.6 million fine on January 22, 2009, which is classified as other assets, net in the accompanying condensed consolidated balance sheets. As agreed with the European Commission (DG Budget), Dole provided the required bank guaranty for the remaining balance of the fine plus interest to the EC by the deadline of April 30, 2009. The bank guaranty renews annually during the appeals process (which may take several years) and carries interest of 6.15% (accrued from January 23, 2009). If the European Court of First Instance fully agrees with Dole’s arguments presented in its appeal, Dole will be entitled to the return of all monies paid, plus interest.

Although, no assurances can be given, and although there could be a material adverse effect on Dole, Dole believes that it has not violated the European competition laws. No accrual for the Decision has been made in the accompanying condensed consolidated financial statements, since Dole cannot determine at this time the amount of probable loss, if any, incurred as a result of the Decision.

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

Former Shell Site:  Shell Oil Company and Dole are defendants in several cases filed in Los Angeles Superior Court alleging property damage and personal injury by persons claiming to be current or former residents of a housing development built in the 1960s by a predecessor of what is now a Dole subsidiary, on land that had been owned and used by Shell as a crude oil storage facility for 40 years prior to the housing development. The California Regional Water Quality Control Board is supervising a testing program on the former Shell site. Although no assurance can be given concerning the outcome of these actions, Dole believes the housing development was done properly, more than 40 years ago, in conformity with all applicable governmental laws and regulations. No accrual for any possible liability has been made in the accompanying condensed consolidated financial statements, since Dole cannot determine at this time the amount of probable loss, if any, incurred as a result of these actions.

Arbitration Settlement:  During the third quarter of 2010, Dole, as plaintiff, settled a dispute for $30 million that was the subject of an arbitration proceeding. The dispute involved faulty manufactured containers sold to Dole. The settlement payment was received by Dole during the third quarter of 2010. In connection with the settlement, Dole recorded a $2.7 million non-cash impairment charge related to obsolete containers during the third quarter of 2010. As a result, Dole has presented $27.3 million as gain on arbitration settlement on the accompanying condensed consolidated statement of operations.

Supplier Settlement:  During the fourth quarter of 2010, Dole and a fresh vegetables supplier settled a dispute. Pursuant to the settlement, the supplier agreed to pay Dole $5.3 million, which was received during the fourth quarter and will be included in income in Dole’s fourth quarter 2010.

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

Total assets held-for-sale by segment were as follows:

				Fresh-Cut
				Flowers -
		Fresh	Packaged	Discontinued	Total Assets
	Fresh Fruit	Vegetables	Foods	Operation	Held-For-Sale
			(In thousands)

Balance as of January 2, 2010	$76,317	$3,850	$3,214	$12,639	$96,020
Additions	4,947	—	—	—	4,947
Reclassification	—	(3,251)	—	—	(3,251)
Sales	(6,623)	—	—	(2,357)	(8,980)

Balance as of October 9, 2010	$74,641	$599	$3,214	$10,282	$88,736

Assets held-for-sale included in Dole’s balance sheet at October 9, 2010 consist of property, plant and equipment, net of accumulated depreciation. There were no liabilities held-for-sale at October 9, 2010 and January 2, 2010.

Dole received total cash proceeds of approximately $29.8 million during the three quarters ended October 9, 2010, which are related to Dole’s asset sale program. The total realized gains recorded from the asset sale program were $4.1 million and $7 million for the quarter and three quarters ended October 9, 2010, respectively, which

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

included $4.1 million related to the fresh-cut flowers discontinued operation. Realized gains related to continuing operations for the three quarter ended October 9, 2010, of $2.9 million are shown as a separate component of operating income in the condensed consolidated statement of operations. There were no realized gains from continuing operations during the quarter ended October 9, 2010.

Dole received total cash proceeds of approximately $118.1 million on assets sold during the three quarters ended October 10, 2009, which are related to Dole’s asset sale program. The total realized gain recorded from the asset sale program were $16.4 million and $34.4 million for the quarter and three quarters ended October 10, 2009, respectively, which included $1.3 million related to the fresh-cut flowers discontinued operation. Realized gains related to continuing operations of $16.4 million and $33.1 million are shown as a separate component of operating income in the condensed consolidated statement of operations for the quarter and three quarters ended October 10, 2009.

Fresh Fruit

During the first quarter of 2010, Dole added $4.9 million to the assets held-for-sale balance, which represented approximately 1,000 acres of land in Hawaii. During the first quarter, Dole sold a farm located in Chile and land in Hawaii. During the second quarter, Dole sold a facility in Chile and land in Hawaii. For the three quarters ended October 9, 2010, Dole received cash proceeds on assets sold of $8.5 million and recorded a gain of $2.9 million. In addition, Dole collected $1.1 million during the first quarter of 2010 related to the sale of a Colombian container port yard in the fourth quarter of 2009 and recorded a gain of $1.1 million. Dole also collected $8 million in receivables during the three quarters ended October 9, 2010 related to the sale of a portion of its Latin American banana operations and certain box plants completed during fiscal 2009.

Fresh Vegetables

During the first quarter of 2010, Dole decided to cease to actively market a former headquarters facility located in California due to weakness in the California real estate market. As a result, the assets related to the California campus facility were reclassified from assets held-for-sale to property, plant, and equipment.

Fresh-Cut Flowers — Discontinued Operation

As of October 9, 2010, the assets held-for-sale balance in the fresh-cut flowers — discontinued operation consists of a portion of the real estate of the former flowers division. During the third quarter of 2010, Dole sold a building and a farm located in Colombia to the buyer of the flowers business. Dole received cash proceeds of $6.5 million and recorded a gain of approximately $4.1 million, which is included as a component of gain on disposal of discontinued operations, net of income taxes in the condensed consolidated statement of operations for the quarter and three quarters ended October 9, 2010, respectively.

Citrus — Discontinued Operations

During fiscal 2007, two of Dole’s non-wholly-owned subsidiaries sold land parcels located in Central California to subsidiaries of Castle for $40.3 million, of which $30.5 million was in cash and $9.8 million was a note receivable. Castle is owned by David H. Murdock, Dole’s Chairman. During the third quarter of 2010, Dole collected $5.7 million which represented its share of the note receivable. The remaining $4.1 note receivable balance was ultimately disbursed to Dole’s minority partner during the third quarter of 2010 as a non-cash distribution.

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

In connections with the March 2010 refinancing transaction, some of the terms of Dole’s senior secured credit facilities were amended. Dole evaluated the impact of these amendments on its hedge designation for its interest rate swap and determined not to re-designate the interest rate swap as a cash flow hedge of its interest rate risk associated with Term Loan C. As a result, changes in the fair value of the interest rate swap after de-designation on March 2, 2010 are recorded in interest expense. The unrealized loss in AOCI will be recognized into interest expense through October 2011 as the underlying Term Loan C interest payments are made.

Interest Rate Swap, Cross Currency Swap and Restricted Deposits

Dole entered into an interest rate swap in 2006 to hedge future changes in interest rates. This agreement effectively converted $320 million of borrowings under Term Loan C, which was variable-rate debt, to a fixed-rate basis through 2011. The interest rate swap fixed the interest rate at 7.2%. The paying and receiving rates under the interest rate swap were 5.5% and 0.5% as of October 9, 2010, with an outstanding notional amount of $320 million.

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

Dole also entered into a collateral arrangement which requires Dole to provide collateral to its counterparties when the fair market value of the cross currency and interest rate swaps exceeds a combined liability of $35 million. The measurement date for the collateral required at October 9, 2010 was October 6, 2010, and the fair value of the swaps at the measurement date was a liability of approximately $132.8 million. Dole provided cash collateral of $37.8 million, which was recorded as restricted deposits in the accompanying condensed consolidated balance sheet, and the remaining $60 million of collateral was issued through letters of credit.

At October 9, 2010, the exchange rate of U.S. dollar to Japanese yen was ¥82.4. The value of the cross currency swap will fluctuate based on changes in the U.S. dollar to Japanese yen exchange rate and market interest rates until maturity in June 2011, at which time it will settle in cash at the then current exchange rate.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

At October 9, 2010, the gross notional value and fair value of Dole’s derivative instruments were as follows:

				Derivative Assets (Liabilities)
	Average Strike	Notional		Balance Sheet	Fair
	Price	Amount		Classification	Value
	(In thousands)

Derivatives designated as cash flow hedging instruments:
Foreign currency hedges (buy/sell):
U.S. dollar/Euro	$1.44/EUR	$33,922		Receivables, net	1,225
Chilean peso/U.S. dollar	CLP 530	3,210		Receivables, net	309
Philippine peso/U.S. dollar	PHP 47.1	91,125		Receivables, net	7,113
Thai Baht/U.S. dollar	THB 32.1	78,764		Receivables, net	5,376
Philippine peso/U.S. dollar	PHP 47.4	22,819		Other assets, net	1,591
Thai Baht/U.S. dollar	THB 32.1	25,376		Other assets, net	1,704
U.S. dollar/Canadian dollar	CAD 1.10	6,050		Accrued liabilities	(265)
U.S. dollar/Euro	$1.26/EUR	33,181		Accrued liabilities	(3,301)
U.S. dollar/Japanese yen	JPY 93	205,245		Accrued liabilities	(25,539)
				Other long-term
U.S. dollar/Japanese yen	JPY 91.1	46,059		liabilities	(5,211)
				Other long-term
U.S. dollar/Euro	$1.27/EUR	8,806		liabilities	(807)

Total derivatives designated as cash flow hedging instruments					(17,805)

Derivatives not designated as hedging instruments:
Foreign currency hedges (buy/sell):
South African rand/U.S. dollar	ZAR 8.9	6,190		Receivables, net	516
U.S. dollar/Swedish krona	SEK6.9	2,132		Accrued liabilities	(85)
Cross currency swap		320,000		Receivables, net	1,784
Cross currency swap				Accrued liabilities	(123,186)
Interest rate swap		320,000		Accrued liabilities	(15,278)
Bunker fuel hedges	$448	58,552		Receivables, net	1,363

	(per metric ton)	(metric tons	)
Total derivatives not designated as hedging instruments					(134,886)

Total					$(152,691)

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Settlement of the foreign currency and bunker fuel hedges will occur during 2010 and 2011.

The effects of the interest rate swap and foreign currency hedges designated as cash flow hedging instruments on accumulated other comprehensive income (loss) and the condensed consolidated statements of operations for the quarters and three quarters ended October 9, 2010 and October 10, 2009 were as follows:

						Gains (Losses)
						Recognized in
						Income
						due to Hedge
						Ineffectiveness
						or Amounts
	Gains (Losses)			Gains (Losses)		Excluded
	Recognized in			Reclassified		from Effectiveness
	AOCI During			Into Income		Testing
	Quarter Ended			Quarter Ended		Quarter Ended
	October 9,	October 10,	Income Statement	October 9,	October 10,	October 9,	October 10,
	2010	2009	Classification	2010	2009	2010	2009
	(In thousands)

Interest rate swap	$—	$(3,072)	Interest expense	$(5,098)	$(3,517)	$—	$—
Foreign currency hedges	(22,240)	—	Cost of products sold	2,916	—	1,931	—

						Gains (Losses)
						Recognized in Income
						due to Hedge
						Ineffectiveness
	Gains (Losses) Recognized in			Gains (Losses)		or Amounts Excluded
	AOCI During			Reclassified		from Effectiveness
	Three Quarters			into Income		Testing
	Ended			Three Quarters Ended		Three Quarters Ended
	October 9,	October 10,	Income Statement	October 9,	October 10,	October 9,	October 10,
	2010	2009	Classification	2010	2009	2010	2009
	(In thousands)

Interest rate swap	$680	$(2,220)	Interest expense	$(10,138)	$(7,524)	$—	$—
Foreign currency hedges	(15,380)	—	Cost of products sold	5,671	—	1,663	—

Unrealized gains and losses on the interest rate swap were recorded through AOCI through the de-designation date. Unrecognized losses of $10.3 million related to the interest rate swap are expected to be realized into earnings through October 2011. To the extent effective, unrecognized gains and losses on the foreign currency hedges are recorded through AOCI from the designation date. Unrecognized losses of $17.9 million related to the foreign currency hedges are expected to be realized into earnings in the next twelve months with the remaining $3.2 million gains expected to be realized through December 2011.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Net unrealized gains (losses) and realized gains (losses) on derivatives not designated as hedging instruments for the quarters and three quarters ended October 9, 2010 and October 10, 2009 were as follows:

		Quarter Ended
		Unrealized Gains		Realized Gains
		(Losses)		(Losses)
	Income Statement	October 9,	October 10,	October 9,	October 10,
	Classification	2010	2009	2010	2009
		(In thousands)

Foreign currency exchange contracts	Cost of products sold	$501	$(10,490)	$(42)	$(1,576)
Bunker fuel contracts	Cost of products sold	1,665	(1,927)	(442)	2,217
Cross currency swap	Other income (expense), net	(45,562)	(27,984)	2,115	2,301
Interest rate swap	Interest expense	3,735	—	(4,195)	—

Total		$(39,661)	$(40,401)	$(2,564)	$2,942

		Three Quarters Ended
		Unrealized Gains		Realized Gains
		(Losses)		(Losses)
	Income Statement	October 9,	October 10,	October 9,	October 10,
	Classification	2010	2009	2010	2009
		(In thousands)

Foreign currency exchange contracts	Cost of products sold	$432	$(2,999)	$(60)	$(281)
Bunker fuel contracts	Cost of products sold	858	4,415	(357)	(567)
Cross currency swap	Other income (expense), net	(59,863)	(34,687)	6,662	7,242
Interest rate swap	Interest expense	8,482	—	(8,383)	—

Total		$(50,091)	$(33,271)	$(2,138)	$6,394

NOTE 14 —	FAIR VALUE MEASUREMENTS

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table provides a summary of the assets and liabilities measured at fair value on a recurring basis under the ASC 820 hierarchy:

	October 9, 2010		January 2, 2010
		Fair Value		Fair Value
		Measurements Using		Measurements Using
		Significant		Significant
		Other Observable		Other Observable
		Inputs		Inputs
	Total	(Level 2)	Total	(Level 2)
		(In thousands)

Assets:
Foreign currency exchange contracts	$17,834	$17,834	$2,738	$2,738
Bunker fuel contracts	1,363	1,363	505	505

	$19,197	$19,197	$3,243	$3,243

Liabilities:
Foreign currency exchange contracts	$35,208	$35,208	$247	$247
Interest rate swap	15,278	15,278	20,560	20,560
Cross currency swap, net	121,402	121,402	61,540	61,540

	$171,888	$171,888	$82,347	$82,347

For Dole, the assets and liabilities that are required to be recorded at fair value on a recurring basis are the derivative instruments. The fair values of Dole’s derivative instruments are determined using Level 2 inputs, which are defined as “significant other observable inputs.” The fair values of the foreign currency exchange contracts, bunker fuel contracts, interest rate swap and cross currency swap were estimated using internal discounted cash flow calculations based upon forward foreign currency exchange rates, bunker fuel futures, interest-rate yield curves or quotes obtained from brokers for contracts with similar terms less any credit valuation adjustments. Dole recorded a credit valuation adjustment at October 9, 2010 which reduced the derivative liability balances. The credit valuation adjustment was $1.1 million and $2.3 million at October 9, 2010 and January 2, 2010 respectively. For the three quarters ended October 9, 2010, the net change in the credit valuation adjustment resulted in a loss of $1.3 million. Of this loss, $0.5 million was recorded as interest expense and $0.8 million was recorded as other income (expense), net. For the three quarters ended October 10, 2009, the net change in credit valuation adjustment resulted in a loss of $13.8 million. Of this loss, $2.1 million was recorded as interest expense and $11.7 million was recorded as other income (expense), net. For the quarter ended October 9, 2010, there was no net change in the credit valuation adjustment. For the quarter ended October 10, 2009, the net change in credit valuation adjustment resulted in a loss of $0.6 million. Of this loss, $0.4 million was recorded as interest expense and $0.2 million was recorded as other income (expense), net.

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

As discussed in Note 6 — Charges for Restructuring and Long-Term Receivables, Dole impaired an intangible asset during the third quarter of 2010. In addition, an equity method investment was impaired in the third quarter of 2010. These impairments totaled $1.8 million and resulted in the assets being written down to zero. The estimated fair value of these assets was determined using Level 3 inputs.

The goodwill and indefinite-lived intangible asset impairment analysis was performed in the second quarter of 2010 using a combination of discounted cash flow models and market multiples. The discounted cash flow models

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

used estimates and assumptions including pricing and volume data, anticipated growth rates, profitability levels, tax rates and discount rates. The fair value of the goodwill and indefinite-lived intangible asset are highly sensitive to differences between estimates and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets.

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

NOTE 15 —	EARNINGS PER SHARE

	Quarter Ended		Three Quarters Ended
	October 9,	October 10,	October 9,	October 10,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Income (loss) from continuing operations	$(53,174)	$(53,436)	$2,386	$69,708
Income from discontinued operations	202	445	876	832
Gain on disposal of discontinued operations	4,143	—	4,143	1,308
Less: Net income attributable to noncontrolling interests	(1,547)	(830)	(3,307)	(2,704)

Net income (loss) attributable to Dole Food Company, Inc.	$(50,376)	$(53,821)	$4,098	$69,144

Weighted average common shares outstanding — Basic	87,425	51,710	87,425	51,710
Diluted effects of stock incentive plan	—	—	100	—

Weighted average common shares outstanding — Diluted	87,425	51,710	87,525	51,710

Earnings Per Share — Basic
Income (loss) from continuing operations	$(0.61)	$(1.03)	$0.03	$1.35
Income from discontinued operations	—	0.01	0.01	0.02
Gain on disposal of discontinued operations	0.05	—	0.05	0.02
Less: Net income attributable to noncontrolling interests	(0.02)	(0.02)	(0.04)	(0.05)

Net income (loss) attributable to Dole Food Company, Inc.	$(0.58)	$(1.04)	$0.05	$1.34

Earnings Per Share — Diluted
Income (loss) from continuing operations	$(0.61)	$(1.03)	$0.03	$1.35
Income from discontinued operations	—	0.01	0.01	0.02
Gain on disposal of discontinued operations	0.05	—	0.05	0.02
Less: Net income attributable to noncontrolling interests	(0.02)	(0.02)	(0.04)	(0.05)

Net income (loss) attributable to Dole Food Company, Inc.	$(0.58)	$(1.04)	$0.05	$1.34

Anti-dilutive shares of 148 thousand have been excluded from the calculation of diluted weighted average shares outstanding for the quarter ended October 9, 2010.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 16 —	SHARE-BASED COMPENSATION

In connection with the IPO, in October 2009, the 2009 Stock Incentive Plan was approved by Dole’s Board of Directors and stockholder, in which 6 million shares of Dole common stock have been authorized for issuance. As of October 9, 2010, 796,289 restricted shares and 35,211 restricted stock units and 1,395,001 nonqualified stock options were outstanding to officers, directors, and eligible employees. During the three quarters ended October 9, 2010, there were no grants or exercises. Cancellations during the three quarters ended October 9, 2010 were not significant. Share-based compensation expense totaled $2.1 million and $4.8 million for the quarter and three quarters ended October 9, 2010, respectively.

NOTE 17 —	GUARANTOR FINANCIAL INFORMATION

Dole’s wholly-owned domestic subsidiaries (“Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, Dole’s obligations under the indentures related to Dole’s 8.75% debentures due 2013, the 13.875% senior secured notes due 2014 and the 8% senior secured notes due 2016. Each Guarantee is subordinated in right of payment to the Guarantors’ existing and future senior debt, including obligations under the senior secured credit facilities and will rank pari passu with all senior subordinated indebtedness of the applicable Guarantor.

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

The following are condensed consolidating statements of operations of Dole for the quarters and three quarters ended October 9, 2010 and October 10, 2009; condensed consolidating balance sheets as of October 9, 2010 and January 2, 2010; and condensed consolidating statements of cash flows for the three quarters ended October 9, 2010 and October 10, 2009.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended October 9, 2010

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$26,223	$913,456	$1,494,733	$(445,841)	$1,988,571
Cost of products sold	(23,068)	(813,191)	(1,377,645)	424,819	(1,789,085)

Gross margin	3,155	100,265	117,088	(21,022)	199,486
Selling, marketing and general and administrative expenses	(6,082)	(69,823)	(82,829)	21,022	(137,712)
Charges for restructuring and long-term receivables	—	—	(23,518)	—	(23,518)
Gain on arbitration settlement, net	—	—	27,271	—	27,271
Gain on asset sales	—	—	—	—	—

Operating income (loss)	(2,927)	30,442	38,012	—	65,527
Equity in subsidiary income	(29,430)	(47,729)	—	77,159	—
Other income (expense), net	—	—	(61,994)	—	(61,994)
Interest income	394	39	1,173	—	1,606
Interest expense	(29,931)	(29)	(19,227)	—	(49,187)

Loss from continuing operations before income taxes and equity earnings	(61,894)	(17,277)	(42,036)	77,159	(44,048)
Income taxes	11,518	(12,211)	(6,829)	—	(7,522)
Losses from equity method investments	—	(106)	(1,498)	—	(1,604)

Loss from continuing operations	(50,376)	(29,594)	(50,363)	77,159	(53,174)
Income from discontinued operations, net of income taxes	—	—	202	—	202
Gain on disposal of discontinued operations, net of income taxes	—	—	4,143	—	4,143

Net loss	(50,376)	(29,594)	(46,018)	77,159	(48,829)
Less: Net income attributable to noncontrolling interests	—	—	(1,547)	—	(1,547)

Net loss attributable to Dole Food Company, Inc.	$(50,376)	$(29,594)	$(47,565)	$77,159	$(50,376)

For the Quarter Ended October 10, 2009

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$24,095	$886,174	$1,486,797	$(458,893)	$1,938,173
Cost of products sold	(19,200)	(800,417)	(1,397,327)	455,573	(1,761,371)

Gross margin	4,895	85,757	89,470	(3,320)	176,802
Selling, marketing and general and administrative expenses	(21,918)	(58,973)	(71,408)	3,320	(148,979)
Gain on asset sales	—	—	16,359	—	16,359

Operating income (loss)	(17,023)	26,784	34,421	—	44,182
Equity in subsidiary income	(19,948)	(13,778)	—	33,726	—
Other income (expense), net	196	—	(34,778)	—	(34,582)
Interest income	378	42	1,945	—	2,365
Interest expense	(43,759)	(31)	(26,165)	—	(69,955)

Income (loss) from continuing operations before income taxes and equity earnings	(80,156)	13,017	(24,577)	33,726	(57,990)
Income taxes	26,335	(33,338)	8,310	—	1,307
Earnings from equity method investments	—	(73)	3,320	—	3,247

Loss from continuing operations	(53,821)	(20,394)	(12,947)	33,726	(53,436)
Income from discontinued operations, net of income taxes	—	—	445	—	445

Net loss	(53,821)	(20,394)	(12,502)	33,726	(52,991)
Less: Net income attributable to noncontrolling interests	—	—	(830)	—	(830)

Net loss attributable to Dole Food Company, Inc.	$(53,821)	$(20,394)	$(13,332)	$33,726	$(53,821)

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Quarters Ended October 9, 2010

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$66,346	$2,393,927	$4,006,821	$(1,131,127)	$5,335,967
Cost of products sold	(56,538)	(2,111,236)	(3,699,758)	1,104,058	(4,763,474)

Gross margin	9,808	282,691	307,063	(27,069)	572,493
Selling, marketing and general and administrative expenses	(39,270)	(170,397)	(190,194)	27,069	(372,792)
Charges for restructuring and long-term receivables	—	—	(24,888)	—	(24,888)
Gain on arbitration settlement, net	—	—	27,271	—	27,271
Gain on asset sales	580	—	2,341	—	2,921

Operating income (loss)	(28,882)	112,294	121,593	—	205,005
Equity in subsidiary income	86,630	(3,364)	—	(83,266)	—
Other income (expense), net	(1,825)	—	(61,058)	—	(62,883)
Interest income	959	217	3,548	—	4,724
Interest expense	(77,539)	(82)	(49,754)	—	(127,375)

Income (loss) from continuing operations before income taxes and equity earnings	(20,657)	109,065	14,329	(83,266)	19,471
Income taxes	24,755	(23,594)	(20,925)	—	(19,764)
Earnings from equity method investments	—	231	2,448	—	2,679

Income (loss) from continuing operations	4,098	85,702	(4,148)	(83,266)	2,386
Income from discontinued operations, net of income taxes	—	—	876	—	876
Gain on disposal of discontinued operations, net of income taxes	—	—	4,143	—	4,143

Net income	4,098	85,702	871	(83,266)	7,405
Less: Net income attributable to noncontrolling interests	—	—	(3,307)	—	(3,307)

Net income (loss) attributable to Dole Food Company, Inc.	$4,098	$85,702	$(2,436)	$(83,266)	$4,098

For the Three Quarters Ended October 10, 2009

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$55,691	$2,347,105	$3,984,401	$(1,137,712)	$5,249,485
Cost of products sold	(46,740)	(2,109,049)	(3,619,735)	1,128,828	(4,646,696)

Gross margin	8,951	238,056	364,666	(8,884)	602,789
Selling, marketing and general and administrative expenses	(45,976)	(144,450)	(178,787)	8,884	(360,329)
Gain on asset sales	—	10,093	23,059	—	33,152

Operating income (loss)	(37,025)	103,699	208,938	—	275,612
Equity in subsidiary income	161,054	104,969	—	(266,023)	—
Other income (expense), net	(246)	—	(45,430)	—	(45,676)
Interest income	913	112	4,476	—	5,501
Interest expense	(100,740)	(88)	(56,915)	—	(157,743)

Income from continuing operations before income taxes and equity earnings	23,956	208,692	111,069	(266,023)	77,694
Income taxes	45,188	(49,055)	(11,837)	—	(15,704)
Earnings from equity method investments	—	92	7,626	—	7,718

Income from continuing operations	69,144	159,729	106,858	(266,023)	69,708
Income from discontinued operations, net of income taxes	—	—	832	—	832
Gain on disposal of discontinued operations, net of income taxes	—	—	1,308	—	1,308

Net income	69,144	159,729	108,998	(266,023)	71,848
Less: Net income attributable to noncontrolling interests	—	—	(2,704)	—	(2,704)

Net income attributable to Dole Food Company, Inc.	$69,144	$159,729	$106,294	$(266,023)	$69,144

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of October 9, 2010

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
			(In thousands)

ASSETS
Cash and cash equivalents	$13,528	$1,725	$185,598	$—	$200,851
Restricted deposits	—	—	37,840	—	37,840
Receivables, net of allowances	507,610	133,265	519,297	(400,116)	760,056
Inventories	7,713	280,694	434,422	—	722,829
Prepaid expenses and other assets	9,214	13,951	54,578	—	77,743
Deferred income tax assets	4,938	21,725	—	(17,054)	9,609
Assets held-for-sale	76,704	3,813	8,219	—	88,736

Total current assets	619,707	455,173	1,239,954	(417,170)	1,897,664
Investments	2,483,253	1,875,081	84,253	(4,356,570)	86,017
Property, plant and equipment, net	156,323	265,707	510,697	—	932,727
Goodwill	—	131,818	275,429	—	407,247
Intangible assets, net	689,615	11,885	436	—	701,936
Other assets, net	62,997	18,573	117,915	(8,876)	190,609

Total assets	$4,011,895	$2,758,237	$2,228,684	$(4,782,616)	$4,216,200

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$5,053	$534,105	$342,243	$(400,116)	$481,285
Accrued liabilities	55,766	213,405	361,281	—	630,452
Current portion of long-term debt	(1,651)	285	8,772	—	7,406
Deferred income tax liabilities	—	—	17,054	(17,054)	—
Notes payable	—	—	32,405	—	32,405

Total current liabilities	59,168	747,795	761,755	(417,170)	1,151,548
Intercompany payables (receivables)	1,681,753	(495,931)	(1,185,822)	—	—
Long-term debt	918,005	2,995	646,755	—	1,567,755
Deferred income tax liabilities	218,610	—	—	(8,876)	209,734
Other long-term liabilities	286,772	19,841	108,519	—	415,132
Equity attributable to Dole Food Company, Inc.	847,587	2,483,537	1,873,032	(4,356,570)	847,586
Equity attributable to noncontrolling interests	—	—	24,445	—	24,445

Total shareholders’ equity	847,587	2,483,537	1,897,477	(4,356,570)	872,031

Total liabilities and shareholders’ equity	$4,011,895	$2,758,237	$2,228,684	$(4,782,616)	$4,216,200

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of January 2, 2010

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
			(In thousands)

ASSETS
Cash and cash equivalents	$20,913	$2,118	$96,639	$—	$119,670
Receivables, net of allowances	499,542	130,114	496,617	(400,116)	726,157
Inventories	6,954	284,247	426,990	—	718,191
Prepaid expenses and other assets	6,955	9,449	52,261	—	68,665
Deferred income tax assets	6,940	20,831	—	(19,275)	8,496
Assets held-for-sale	72,623	7,064	16,333	—	96,020

Total current assets	613,927	453,823	1,088,840	(419,391)	1,737,199
Restricted deposits	—	—	23,290	—	23,290
Investments	2,402,350	1,959,795	84,516	(4,361,657)	85,004
Property, plant and equipment, net	161,847	258,970	541,430	—	962,247
Goodwill	—	131,818	275,429	—	407,247
Intangible assets, net	689,615	14,729	1,509	—	705,853
Other assets, net	66,680	18,684	115,740	(14,921)	186,183

Total assets	$3,934,419	$2,837,819	$2,130,754	$(4,795,969)	$4,107,023

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$5,152	$531,244	$357,394	$(419,391)	$474,399
Accrued liabilities	71,533	199,981	169,326	—	440,840
Current portion of long-term debt	(1,781)	269	9,529	—	8,017
Notes payable	—	—	37,308	—	37,308

Total current liabilities	74,904	731,494	573,557	(419,391)	960,564
Intercompany payables (receivables)	1,559,112	(320,925)	(1,238,187)	—	—
Long-term debt	922,754	3,224	626,702	—	1,552,680
Deferred income tax liabilities	219,488	—	—	(14,921)	204,567
Other long-term liabilities	319,186	21,023	183,024	—	523,233
Equity attributable to Dole Food Company, Inc.	838,975	2,403,003	1,958,654	(4,361,657)	838,975
Equity attributable to noncontrolling interests	—	—	27,004	—	27,004

Total shareholders’ equity	838,975	2,403,003	1,985,658	(4,361,657)	865,979

Total liabilities and shareholders’ equity	$3,934,419	$2,837,819	$2,130,754	$(4,795,969)	$4,107,023

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Quarters Ended October 9, 2010

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
			(In thousands)

OPERATING ACTIVITIES
Cash flow provided by operating activities	$11,115	$25,903	$101,870	—	$138,888

INVESTING ACTIVITIES
Cash received from sales of assets and businesses, net of cash disposed	1,514	74	30,994	—	32,582
Capital expenditures	(708)	(23,969)	(35,286)	—	(59,963)
Restricted deposits	—	—	(14,550)	—	(14,550)
Other	(114)	—	(453)	—	(567)

Cash flow provided by (used in) investing activities	692	(23,895)	(19,295)	—	(42,498)

FINANCING ACTIVITIES
Short-term debt repayments, net of borrowings	(527)	(2,189)	(9,418)	—	(12,134)
Long-term debt borrowings	329,100	—	594,225	—	923,325
Long-term debt repayments	(336,706)	(212)	(574,207)	—	(911,125)
Payment of debt issuance costs	(10,100)	—	(6,900)	—	(17,000)
Payment of initial public offering costs	(959)	—	—	—	(959)
Dividends paid to noncontrolling interests	—	—	(1,792)	—	(1,792)

Cash flow provided by (used in) financing activities	(19,192)	(2,401)	1,908	—	(19,685)

Effect of foreign currency exchange rate changes on cash	—	—	4,476	—	4,476

Increase (decrease) in cash and cash equivalents	(7,385)	(393)	88,959	—	81,181
Cash and cash equivalents at beginning of period	20,913	2,118	96,639	—	119,670

Cash and cash equivalents at end of period	$13,528	$1,725	$185,598	—	$200,851

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Quarters Ended October 10, 2009

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
			(In thousands)

OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$239,156	$(45,759)	$79,667	$9,836	$282,900

INVESTING ACTIVITIES
Cash received from sales of assets and businesses, net of cash disposed	—	46,544	47,860	—	94,404
Capital expenditures	(2,027)	(10,150)	(24,034)	—	(36,211)
Restricted deposits	(302,453)	—	(40,360)	—	(342,813)
Other	(45)	—	—	—	(45)

Cash flow provided by (used in) investing activities	(304,525)	36,394	(16,534)	—	(284,665)

FINANCING ACTIVITIES
Short-term debt repayments, net of borrowings	285	9,397	(18,495)	—	(8,813)
Long-term debt borrowings	1,202,053	—	(28)	—	1,202,025
Long-term debt repayments	(1,102,632)	(32)	(34,950)	—	(1,137,614)
Payment of debt issuance costs	(20,404)	—	(4,918)	—	(25,322)
Dividends paid to parent	(15,000)	—	—	—	(15,000)
Dividends paid to noncontrolling interests	—	—	(5,541)	—	(5,541)

Cash flow provided by (used in) financing activities	64,302	9,365	(63,932)	—	9,735

Effect of foreign currency exchange rate changes on cash	—	—	3,234	—	3,234

Increase (decrease) in cash and cash equivalents	(1,067)	—	2,435	9,836	11,204
Cash and cash equivalents at beginning of period	16,811	—	85,460	(11,442)	90,829

Cash and cash equivalents at end of period	$15,744	$—	$87,895	$(1,606)	$102,033

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

Overview

Significant highlights for Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) for the quarter and three quarters ended October 9, 2010 were as follows:

•	Revenue for the third quarter of 2010 increased $50.4 million, or 3%. Sales in our fresh vegetables segment rose 9% on better pricing for packaged salads and better pricing and higher volumes for fresh-packed vegetables. Packaged foods sales increased 8% on higher worldwide volumes.

•	Operating income for the third quarter of 2010 was $65.5 million compared to $44.2 million in the third quarter of 2009, an increase of 48%. Earnings increased as a result of improved performance in our fresh vegetables segment, partially offset by lower results from our fresh fruit and packaged foods segments.

•	Fresh vegetables earnings increased in the third quarter of 2010, primarily due to improved pricing for iceberg lettuce, celery, strawberries and packaged salads, as well as lower costs in our packaged salads business.

•	Fresh fruit earnings decreased in the third quarter due to lower earnings in our European ripening and distribution operations, lower banana earnings in Asia as well as the absence of 2009 asset sale gains. Earnings were also impacted by $23.5 million of charges related to restructuring and long-term receivables as well as the net $27.3 million gain on the container arbitration settlement.

•	Packaged foods earnings decreased in the third quarter due to higher product costs impacting our North America packaged foods operations.

•	For the first three quarters of 2010, we reduced our net debt by $72 million. Net debt is defined as total debt less cash and cash equivalents. We ended the third quarter of 2010 with $201 million of cash and cash equivalents.

•	Dole committed to a restructuring plan during the third quarter of 2010 in its fresh fruit segment in Europe, Latin America and Asia. These restructuring efforts are designed to reduce costs by realigning fruit supply with expected demand. As part of these initiatives, Dole restructured certain farming operations in Latin America and Asia, reorganized its European operations and rationalized vessel charters. During the third quarter of 2010, Dole incurred $13.8 million of restructuring costs related to these initiatives, of which $7 million were paid or will be paid in cash. Dole expects to continue restructuring operations beyond the third quarter of 2010. Related to these efforts, Dole expects to incur additional restructuring charges of $11.4 million, of which $8.7 million is expected to be incurred in the fourth quarter of 2010 and $2.7 million during fiscal 2011. As a result of these various initiatives, beginning in fiscal 2011 Dole expects to realize annual cash savings in our fresh fruit segment of approximately $34 million. These savings are expected to result from lower production costs including lower labor costs on our farms and in our ports, enhanced farm productivity, lower distribution costs resulting from more efficient utilization of our shipping fleet, and lower selling and general and administrative costs as a result of streamlining our organization in Europe.

•	During the third quarter of 2010, Dole, as plaintiff, settled a dispute for $30 million that was the subject of an arbitration proceeding. The dispute involved faulty manufactured containers sold to Dole. The settlement payment was received by Dole during the third quarter of 2010. In connection with the settlement, Dole recorded a $2.7 million non-cash impairment charge related to obsolete containers during the third quarter of 2010.

•	During the fourth quarter of 2010, Dole and a fresh vegetables supplier settled a dispute. Pursuant to the settlement, the supplier agreed to pay Dole $5.3 million, which was received during the fourth quarter and will be included in income in Dole’s fourth quarter 2010.

Non-GAAP Financial Measures

The following is a reconciliation of adjusted earnings before interest expense, income taxes, depreciation and amortization (“Adjusted EBITDA”) to the most directly comparable U.S. Generally Accepted Accounting Principle (“U.S. GAAP”) financial measure:

	Quarter Ended		Three Quarters Ended
	October 9,	October 10,	October 9,	October 10,
	2010	2009	2010	2009
	(In thousands)

Net income (loss)	$(48,829)	$(52,991)	$7,405	$71,848
Income from discontinued operations, net of income taxes	(202)	(445)	(876)	(832)
Gain on disposal of discontinued operations, net of income taxes	(4,143)	—	(4,143)	(1,308)
Interest expense	49,187	69,955	127,375	157,743
Income taxes	7,522	(1,307)	19,764	15,704

EBIT	3,535	15,212	149,525	243,155
Depreciation and amortization	37,599	37,564	87,621	92,386
Net unrealized loss on derivative instruments	43,527	40,401	59,164	33,271
Foreign currency exchange (gain) loss on vessel obligations	3,946	(1,032)	(1,147)	5,951
Net unrealized loss on foreign denominated instruments	12,579	8,716	6,581	7,355
Gain on asset sales	—	(16,359)	(2,921)	(33,152)

Adjusted EBITDA	$101,186	$84,502	$298,823	$348,966

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

EBIT and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation from, or as an alternative to, operating income, cash flow or other combined income or cash flow data prepared in accordance with U.S. GAAP. Because of their limitations, EBIT and Adjusted EBITDA and the related ratios presented throughout this Item 2 should not be considered as measures of discretionary cash available to invest in business growth or reduce indebtedness. Dole compensates for these limitations by relying primarily on its U.S. GAAP results and using EBIT and Adjusted EBITDA only supplementally.

Results of Operations

Selected results of operations for the quarters and three quarters ended October 9, 2010 and October 10, 2009 were as follows:

	Quarter Ended		Three Quarters Ended
	October 9,	October 10,	October 9,	October 10,
	2010	2009	2010	2009
	(In thousands)

Revenues, net	$1,988,571	$1,938,173	$5,335,967	$5,249,485
Operating income	65,527	44,182	205,005	275,612
Other income (expense), net	(61,994)	(34,582)	(62,883)	(45,676)
Interest expense	(49,187)	(69,955)	(127,375)	(157,743)
Income taxes	(7,522)	1,307	(19,764)	(15,704)
Net income (loss)	(48,829)	(52,991)	7,405	71,848
Less: Net income attributable to noncontrolling interests	(1,547)	(830)	(3,307)	(2,704)
Net income (loss) attributable to Dole Food Company, Inc.	(50,376)	(53,821)	4,098	69,144

Revenues

Revenues increased in the quarter ended October 9, 2010 compared to the quarter ended October 10, 2009. Higher sales were reported in Dole’s fresh vegetables and packaged foods segments. Fresh vegetables sales increased $27.1 million primarily due to higher sales in North America fresh-packed vegetables and higher pricing in the packaged salads business. Packaged foods sales increased $25.2 million as a result of higher sales worldwide. Fresh fruit sales decreased $2 million due to lower volumes of bananas and fresh pineapples sold in North America. In addition, fresh fruit revenues were impacted by the sale of Dole’s Latin America box plants during the third and fourth quarters of 2009. The box plants contributed $32 million to third quarter 2009 revenues. These decreases were partially offset by higher sales in Dole’s European ripening and distribution businesses, higher sales of bananas, citrus and other fresh fruit in Asia. Net unfavorable foreign currency exchange movements in Dole’s selling locations resulted in lower revenues of approximately $18 million.

Revenues increased in the three quarters ended October 9, 2010 compared to the three quarters ended October 10, 2009. Higher sales were reported in all three of Dole’s operating segments. Packaged foods sales increased $50.8 million as a result of higher volumes worldwide. Fresh vegetables sales increased $35 million mainly due to higher pricing in North America fresh-packed vegetables, improved volumes in Asia fresh-packed vegetables, and higher sales of packaged salads. Fresh fruit sales increased slightly due to higher sales in the European ripening and distribution businesses, higher sales of citrus and other fresh fruit in Asia, and higher volumes of fresh pineapples sold in North America. These improvements were partially offset by lower sales of bananas worldwide, and the absence of Latin America box plant sales. The box plants contributed $100 million to revenues for the first three quarters of 2009. Net favorable foreign currency exchange movements in Dole’s selling locations resulted in higher revenues of approximately $35 million.

Operating Income

For the quarter ended October 9, 2010, operating income was $65.5 million compared to $44.2 million for the quarter ended October 10, 2009. Fresh fruit operating results increased primarily due to higher earnings in Dole’s

North America banana and fresh pineapple operations as a result of a $27.3 million benefit from an arbitration settlement involving faulty manufactured containers sold to Dole. In addition, Europe bananas earnings benefitted from lower distribution costs related to the June 2010 EU banana tariff settlement agreements. These improvements were partially offset by lower sales and higher product costs in North America and Europe bananas as well as lower local banana pricing in Asia. As a result of challenging market conditions in Dole’s fresh fruit operations, Dole commenced restructuring initiatives during the third quarter in its fresh fruit segment in Europe, Latin America and Asia and incurred $13.8 million of restructuring charges. In addition, Dole recorded provisions for bad debt of $9.7 million for a customer in Eastern Europe. Fresh fruit operating results were also impacted by the absence of $16.4 million of asset sale gains generated during the third quarter of 2009. Fresh vegetables operating results increased due to higher pricing of iceberg lettuce, celery, strawberries. Packaged salads also benefited from higher pricing, lower raw material costs and improved plant utilization. Packaged foods operating results decreased primarily due to higher product costs and higher selling, marketing and general and administrative expenses in North America.

For the three quarters ended October 9, 2010, operating income was $205 million compared to $275.6 million for the three quarters ended October 10, 2009. Operating income for the three quarters of 2010 included a net benefit of $3.6 million due to asset sale and unrealized hedging gains, compared with a net benefit of $34.6 million for the three quarters of 2009 due to asset sale and unrealized hedging gains. Fresh fruit operating results decreased primarily as a result of lower banana and fresh pineapple earnings in Europe and Asia, as well as in the European ripening and distribution businesses. Dole’s banana earnings worldwide were impacted by lower sales and higher fruit costs. Fresh fruit operating results were also impacted by $13.8 million of restructuring charges recorded in the third quarter of 2010. These factors were partially offset by the third quarter 2010 arbitration settlement of $27.3 million. Fresh vegetables operating results increased primarily due to higher pricing of major product lines in North America fresh-packed vegetables. Packaged salads operating results benefitted form higher pricing, favorable product mix and lower product costs. Packaged foods operating results increased primarily due to higher earnings in North America frozen fruit, Europe, and Asia, as a result of improved pricing for concentrate worldwide and lower product costs in frozen fruit. If foreign currency exchange rates in Dole’s significant foreign operations during the three quarters ended October 9, 2010 had remained unchanged from those experienced during the three quarters ended October 10, 2009, Dole estimates that its operating income would have been lower by approximately $5 million.

Other Income (Expense), Net

For the quarter ended October 9, 2010, other income (expense), net was an expense of $62 million compared to expense of $34.6 million in the prior year. The change was primarily due to an increase in unrealized losses of $17.6 million generated on Dole’s cross currency swap, an increase in foreign currency exchange losses of $5 million on Dole’s British pound sterling vessel obligation (“vessel obligation”) and an increase in unrealized losses of $3.8 million generated on Dole’s foreign denominated borrowings.

For the three quarters ended October 9, 2010, other income (expense), net was an expense of $62.9 million compared to expense of $45.7 million for the three quarters ended October 10, 2009. The change was primarily due to an increase in unrealized losses of $25.2 million for Dole’s cross currency swap partially offset by a $7.1 million increase in foreign currency exchange gains on Dole’s vessel obligation and a decrease of $2.3 million in unrealized gains on Dole’s foreign denominated borrowings.

Interest Expense

Interest expense for the quarter ended October 9, 2010 was $49.2 million compared to $70 million for the quarter ended October 10, 2009. Interest expense for the three quarters ended October 9, 2010 was $127.4 million compared to $157.7 million for the three quarters ended October 10, 2009. Interest expense for both periods decreased primarily as a result of debt reduction during 2009 and 2010. In addition, interest expense in the third quarter of 2010 benefitted from lower effective borrowing rates related to Dole’s March 2010 senior secured credit facilities amendments.

Income Taxes

Dole recorded $19.8 million of income tax expense on $19.5 million of pretax income from continuing operations for the three quarters ended October 9, 2010. Income tax expense included interest expense of $0.7 million related to Dole’s unrecognized tax benefits. Income tax expense of $15.7 million on $77.7 million of pretax income from continuing operations was recorded for the three quarters ended October 10, 2009 which included interest expense of $2.5 million (net of associated income tax benefits of approximately $0.5 million) related to Dole’s unrecognized tax benefits. Dole’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions. Income tax expense for the three quarters ended October 9, 2010 included $2.4 million recorded to establish a valuation allowance against deferred income tax assets in Ecuador which, as the result of a recently enacted tax law, have been determined to not be recoverable. This was offset by a reduction in Dole’s liability for unrecognized tax benefits related to certain foreign jurisdictions.

Income taxes for the quarter ended October 9, 2010 and October 10, 2009 were $7.5 million and $(1.3) million, respectively.

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

Historically, Dole’s income tax provision has differed from the U.S. federal statutory rate applied to Dole’s pretax income primarily due to operations in foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate. However, for the three quarters ended October 9, 2010, income taxes reflect lower earnings generated in foreign jurisdictions with a lower statutory rate than experienced in 2009. Income taxes in 2010 also include the impact of increased losses in jurisdictions in which a tax benefit has not been provided.

As a result of the lapse of the statute of limitations relating to a state unrecognized tax benefit, Dole expects its income tax provision in the fourth quarter of 2010 to be reduced by approximately $14 million, including tax and interest.

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

Revenues from external customers and EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended		Three Quarters Ended
	October 9,	October 10,	October 9,	October 10,
	2010	2009	2010	2009
	(In thousands)

Revenues from external customers:
Fresh fruit	$1,327,317	$1,329,147	$3,673,718	$3,672,562
Fresh vegetables	325,992	298,849	825,387	790,378
Packaged foods	335,028	309,784	836,332	785,526
Corporate	234	393	530	1,019

	$1,988,571	$1,938,173	$5,335,967	$5,249,485

	Quarter Ended		Three Quarters Ended
	October 9,	October 10,	October 9,	October 10,
	2010	2009	2010	2009
	(In thousands)

EBIT:
Fresh fruit	$35,959	$44,928	$146,958	$240,216
Fresh vegetables	5,137	(3,504)	23,023	9,460
Packaged foods	24,514	29,172	78,343	75,060

Total operating segments	65,610	70,596	248,324	324,736
Corporate:
Unrealized loss on cross currency swap	(45,562)	(27,984)	(59,863)	(34,687)
Net unrealized gain (loss) on foreign denominated instruments	(12,491)	(8,725)	(6,026)	(7,144)
Operating and other expenses	(4,022)	(18,675)	(32,910)	(39,750)

Corporate	(62,075)	(55,384)	(98,799)	(81,581)
Interest expense	(49,187)	(69,955)	(127,375)	(157,743)
Income taxes	(7,522)	1,307	(19,764)	(15,704)

Income (loss) from continuing operations	$(53,174)	$(53,436)	$2,386	$69,708

Fresh Fruit

Fresh fruit revenues for the quarter ended October 9, 2010 decreased slightly from revenues for the quarter ended October 10, 2009. The primary reason for the decrease in revenue was the sale of Dole’s box plants in Latin America. Excluding third quarter 2009 box plant sales, fresh fruit revenues increased $30.2 million during the third quarter of 2010. Worldwide banana sales increased as a result of higher volumes sold in Asia partially offset by lower volumes sold in North America. European ripening and distribution sales increased $5 million as a result of higher local pricing partially offset by lower volumes sold in Germany and Sweden and net unfavorable foreign currency exchange movements. Revenues also increased due to higher sales of citrus and other fresh fruit in Asia. Fresh pineapple sales decreased due to lower volumes sold in North America. Net unfavorable foreign currency exchange movements in Dole’s foreign selling locations resulted in lower revenues of approximately $20 million during the third quarter ended October 9, 2010.

Fresh fruit revenues for the three quarters ended October 9, 2010 increased slightly from revenues for the three quarters ended October 10, 2009. Excluding box plant sales for the first three quarters of 2009, fresh fruit revenues increased $101.2 million. Worldwide banana sales increased as a result of higher sales in North America partially offset by lower sales in Asia. European ripening and distribution revenues increased $51 million primarily as a result of higher local pricing and favorable Swedish krona foreign currency exchange movement and higher volumes sold in Spain and Italy partially offset by unfavorable euro foreign currency exchange movements. Revenues also increased due to higher sales of citrus and other fresh fruit in Asia. Fresh pineapple sales were unchanged as higher sales in North America were offset by lower sales Asia. Chilean deciduous fruit revenues increased primarily as a result of improved pricing. Net favorable foreign currency exchange movements in Dole’s foreign selling locations resulted in higher revenues of approximately $28 million during the three quarters ended October 9, 2010.

Dole’s fresh fruit segment EBIT is significantly impacted by certain items, which are included in the table below:

	Quarter Ended		Three Quarters Ended
	October 9,	October 10,	October 9,	October 10,
	2010	2009	2010	2009
	(In thousands)

Fresh fruit products	$34,618	$40,745	$141,008	$223,202
Charges for restructuring and long-term receivables	(23,518)	—	(24,888)	—
Gain on arbitration settlement, net	27,271	—	27,271	—
Unrealized gain (loss) on foreign currency and fuel hedges	1,625	(12,917)	82	418
Foreign currency exchange gain (loss) on vessel obligations	(3,946)	1,032	1,147	(5,951)
Net unrealized gain (loss) on foreign denominated instruments	(91)	(291)	(583)	(512)
Gains on asset sales	—	16,359	2,921	23,059

Total Fresh fruit EBIT	$35,959	$44,928	$146,958	$240,216

Fresh fruit EBIT for the quarter ended October 9, 2010 decreased to $36 million from $44.9 million for the quarter ended October 10, 2009. Fresh fruit products earnings in the third quarter of 2010 decreased to $34.6 million from $40.7 million in the third quarter of 2009. Bananas earnings in the third quarter of 2010 were lower mainly due to higher fruit costs in North America and Europe as a result of higher Latin American purchased fruit costs and lower local pricing in Asia. Lower EBIT was reported in the European ripening and distribution business primarily due to lower earnings from Dole’s equity method investments. Fresh pineapple EBIT decreased worldwide primarily as a result of lower sales and higher fruit costs. Fresh fruit EBIT benefitted from lower distribution costs as a result of the June 2010 EU banana tariff settlement agreements. Dole estimates that the EU banana tariff settlement agreements will benefit fiscal 2010 EBIT by approximately $15 million at current foreign exchange rates.

Fresh fruit EBIT for the three quarters October 9, 2010 decreased to $147 million from $240.2 million for the three quarters ended October 10, 2009. The change in EBIT was primarily due to the same factors that impacted EBIT during the third quarter. If foreign currency exchange rates in Dole’s significant fresh fruit foreign operations during the three quarters ended October 9, 2010 had remained unchanged from those experienced during the three quarters ended October 10, 2009, Dole estimates that fresh fruit EBIT would have been lower by approximately $10 million.

Fresh Vegetables

Fresh vegetables revenues for the quarter ended October 9, 2010 increased 9% to $326 million from $298.8 million for the quarter ended October 10, 2009. Higher revenues in the packaged salads business resulted from improved pricing, a favorable change in product mix resulting from a shift in sales from lower to higher priced products, and improved volumes. Revenues in the North America fresh-packed vegetable business increased primarily due to higher sales of iceberg lettuce, higher volumes of strawberries, and improved pricing of celery. Asia fresh-packed vegetables revenues increased primarily to higher volumes sold and net favorable foreign currency exchange movements. Fresh vegetables revenues for the three quarters ended October 9, 2010 increased 4% to $825.4 million from $790.4 million for the three quarters ended October 10, 2009. Higher revenues in the packaged salads business and Asia fresh-packed vegetables resulted from the same factors that impacted sales during the third quarter. North America fresh-packed vegetable revenues increased primarily due to improved pricing of strawberries and higher sales of celery partially offset by lower sales of romaine lettuce.

Fresh vegetables EBIT for the quarter ended October 9, 2010 increased to $5.1 million from a loss of $3.5 million for the quarter ended October 10, 2009. EBIT increased as a result of higher pricing across all major product lines in the North America fresh-packed vegetables business. Higher earnings in the packaged salads business resulted from improved pricing, lower raw material costs, continued production efficiencies and favorable product mix. Fresh vegetables EBIT for the three quarters ended October 9, 2010 increased to $23 million from $9.5 million for the three quarters ended October 10, 2009. EBIT in 2009 benefitted from a gain of $9.2 million from the sale of vegetable property in California. EBIT excluding the gain increased $22.7 million. The increase in EBIT was primarily due to the same factors that impacted EBIT during the third quarter.

Packaged Foods

Packaged foods revenues for the quarter ended October 9, 2010 increased 8% to $335 million from $309.8 million for the quarter ended October 10, 2009. Revenues increased primarily due to higher volumes sold of packaged and frozen fruit, higher sales of concentrate worldwide, higher sales of mandarin oranges sold in Asia, and higher net pricing of solid pine and fruit bowls in North America as a result of a reduction in trade promotions. Packaged foods revenues for the three quarters ended October 9, 2010 increased 6% to $836.3 million from $785.5 million for the three quarters ended October 10, 2009. The increase in revenues was mainly due to the same factors that impacted sales during the third quarter.

EBIT in the packaged foods segment for the quarter ended October 9, 2010 decreased to $24.5 million from $29.2 million for the quarter ended October 10, 2009. The decrease in EBIT was due primarily to higher selling, marketing and general administrative expenses and higher product costs in North America. The increase in product costs in North America resulted from higher commodity costs and unfavorable foreign currency exchange movement in Thailand and the Philippines, where product is sourced. These factors were partially offset by higher pricing of concentrate worldwide. EBIT for the three quarters ended October 9, 2010 increased to $78.3 million from $75.1 million for the three quarters ended October 10, 2009. The increase in EBIT was attributable to improved earnings worldwide as a result of higher pricing for concentrate, as well as lower product costs in North America due in part to lower commodity costs experienced in the first part of fiscal 2010. If foreign currency exchange rates in Dole’s packaged foods foreign operations during the quarter and the three quarters ended October 9, 2010 had remained unchanged from those experienced during the quarter and the three quarters ended October 10, 2009, Dole estimates that packaged foods EBIT would have been higher by approximately $3 million and $5 million, respectively.

Corporate

Corporate EBIT was a loss of $62.1 million for the quarter ended October 9, 2010 compared to a loss of $55.4 million for the quarter ended October 10, 2009. The decrease in EBIT was primarily due to an increase in unrealized losses of $17.6 million generated on the cross currency swap and an increase in unrealized losses on foreign denominated instruments of $3.8 million. These factors were partially offset by lower levels of general and administrative expenses related to a decrease in incentive compensation accruals. Corporate EBIT was a loss of $98.8 million for the three quarters ended October 9, 2010 compared to a loss of $81.6 million for the three quarters ended October 10, 2009. The decrease in EBIT was primarily due to an increase in unrealized losses of $25.2 million generated on the cross currency swap and lower of general and administrative expenses related to a decrease in incentive compensation accruals.

Discontinued Operations

During the second quarter of 2008, Dole approved and committed to a formal plan to divest its fresh-cut flowers business. During the first quarter of 2009, the operations and the majority of the related assets of this business were sold. During the third quarter of 2010, Dole sold a building and farm in Colombia to the buyer of Dole’s Flowers business. The sale resulted in a gain of $4.1 million.

Liquidity and Capital Resources

Cash flows provided by operating activities were $138.9 million for the three quarters ended October 9, 2010, compared to $282.9 million for the three quarters ended October 10, 2009. Cash flows provided by operating activities decreased $144 million primarily due to lower net income and higher receivables due in part to timing of collections, higher levels of inventory purchases and higher levels of accrued liabilities. These factors were partially offset by lower payments of prepaid expenses and other assets and higher accounts payable.

Cash flows used in investing activities were $42.5 million for the three quarters ended October 9, 2010, compared to $284.7 million for the three quarters ended October 10, 2009. The change was primarily due to a $302.5 million decrease in restricted deposits from Dole’s third quarter 2009 debt offering, as well as lower proceeds received from asset sales offset by higher capital expenditures.

Cash flows used in financing activities was $19.7 million for the three quarters ended October 9, 2010, compared to cash flows provided by financing activities of $9.7 million for the three quarters ended October 10, 2009. The change was primarily due to higher net debt borrowings and lower dividends paid to noncontrolling interests.

On March 2, 2010, Dole amended its senior secured credit facilities. The amendments, among other things: (i) reduced the applicable Eurodollar interest rate for the term loan facilities to London Interbank Offer Rate (“LIBOR”) plus 3.25%, with a LIBOR floor of 1.75%, or the base rate plus 2.25%; (ii) for the revolving credit facility, kept interest rates on borrowed funds unchanged at a range of LIBOR plus 3.00% to 3.50% or the base rate plus 2.00% to 2.50%, with the rate at any time determined by the average historical borrowing availability; (iii) changed the financial covenant metrics to a maximum total leverage ratio and a minimum interest coverage ratio; (iv) added significant operating and financial flexibility for Dole; and (v) provided for other technical and clarifying changes. The amended senior secured credit facilities provided $850 million of term loan facilities due 2017 and a $350 million revolving credit facility due 2014.

On March 2, 2010, Dole called the remaining 2011 Notes for redemption. On April 1, 2010, Dole redeemed the remaining $70 million of the 2011 Notes outstanding with the proceeds from the senior secured credit facilities amendments.

As of October 9, 2010, Dole had a cash balance of $200.9 million and an ABL revolver borrowing base of $282.9 million. There were no borrowings under the ABL revolver at October 9, 2010. After taking into account approximately $144.7 million of outstanding letters of credit issued under the ABL revolver, Dole had approximately $138.2 million available for borrowings as of October 9, 2010. During the third quarter of 2010, Dole’s $100 million pre-funded letter of credit facility expired and all of the outstanding letters of credit and bank guarantees were transferred to Dole’s ABL revolver. Dole entered into a €45 million ($62.7 million) letter of credit facility during the third quarter of 2010 to support the bank guaranty issued in the same amount for the 2009 European Commission fine.

As of October 9, 2010 Dole’s cross currency swap had a liability of $121.4 million. The cross currency swap matures in June 2011 at which time the liability will come due. Dole is currently exploring various alternatives related to next year’s maturity.

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

Other Matters

Recently Issued and Adopted Accounting Pronouncements:  There were no recently issued accounting pronouncements that impact Dole’s condensed consolidated financial statements. In addition, Dole did not adopt any new accounting pronouncements during the quarter ended October 9, 2010.

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

The preferential treatment of a zero tariff on up to 775,000 metric tons of ACP banana imports, as well as the 176 euro per metric ton tariff applied to Latin banana imports, was challenged by Panama, Honduras, Nicaragua and Colombia in consultation proceedings at the World Trade Organization (“WTO”). In addition, both Ecuador and the United States formally requested the WTO Dispute Settlement Body (“DSB”), to appoint panels to review the matter.

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

The settlement agreements were fully signed by the EU, the Latin American countries, and the U.S. by October 8, 2010; however, the tariff schedule must still be formally enacted in European legislation through the act of the European Parliament. While this may take several additional months, the lowered tariff of 148 euro per metric ton has been provisionally applied to all Latin American banana imports to the EU since the full signing date of October 8, 2010. In addition, while not all of the EU Member States’ custom authorities have finalized the specific reimbursement procedures, importers may now seek retroactive reimbursement for the excess 28 euros per metric ton paid since December 15, 2009, which was the effective date of the agreement for the lowered 148 euro tariff, from the applicable customs authorities in the importing EU Member State.

Dole recorded tariff refunds of $8 million during the second and third quarter of 2010 of which $5 million was collected during the third quarter of 2010. Dole expects the remaining balance to be collected during the fourth quarter of 2010. Dole estimates that the EU banana tariff settlement agreements will benefit fiscal 2010 EBIT by approximately $15 million at current foreign exchange rates.

Although Dole views the reduction in the tariff applied to Latin American banana imports as a favorable development, it is too early to determine the extent to which Dole’s operations will benefit. In addition, the EU has recently negotiated several free trade areas agreements (“FTA”) which, once ratified, will allow for an even lower import tariff on specified volumes of banana exports from certain countries. An EU-Colombia-Peru FTA has been negotiated and an EU-Central America (i.e. Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua and Panama) -FTA has been negotiated. Both these FTAs must be ratified by the European Parliament. Ecuador has not yet negotiated an FTA with the EU on bananas and may not benefit, like the other Latin American countries party to an FTA, from a preferential banana tariff unless a similar FTA can be negotiated with the EU. Dole continues to monitor these developments but cannot yet anticipate how, or if, they will be implemented.

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

Included in the condensed consolidated statements of operations are unrealized gains (losses) on Dole’s foreign currency and bunker fuel hedges and the cross currency and interest rate swaps by reporting segment as follows:

	Quarter Ended October 9, 2010					Quarter Ended October 10, 2009
	Foreign	Bunker	Cross	Interest		Foreign	Bunker	Cross
	Currency	Fuel	Currency	Rate		Currency	Fuel	Currency
	Hedges	Hedges	Swap	Swap	Total	Hedges	Hedges	Swap	Total
	(In thousands)

Fresh fruit	$(40)	$1,665	$—	$—	$1,625	$(10,990)	$(1,927)	$—	$(12,917)
Packaged foods	410	—	—	—	410	500	—	—	500
Corporate	—	—	(45,562)	3,735	(41,827)	—	—	(27,984)	(27,984)

	$370	$1,665	$(45,562)	$3,735	$(39,792)	$(10,490)	$(1,927)	$(27,984)	$(40,401)

	Three Quarters Ended October 9, 2010					Three Quarters Ended October 10, 2009
	Foreign	Bunker	Cross	Interest		Foreign	Bunker	Cross
	Currency	Fuel	Currency	Rate		Currency	Fuel	Currency
	Hedges	Hedges	Swap	Swap	Total	Hedges	Hedges	Swap	Total
	(In thousands)

Fresh fruit	$(776)	$858	$—	$—	$82	$(3,997)	$4,415	$—	$418
Packaged foods	617	—	—	—	617	998	—	—	998
Corporate	—	—	(59,863)	8,482	(51,381)	—	—	(34,687)	(34,687)

	$(159)	$858	$(59,863)	$8,482	$(50,682)	$(2,999)	$4,415	$(34,687)	$(33,271)

For information regarding Dole’s derivative instruments and hedging activities, refer to Note 13 to the condensed consolidated financial statements.

Goodwill:  As discussed in Note 7 to the condensed consolidated financial statements contained in this Quarterly Report, continued decline in Dole’s market capitalization or a decline in the operating results could trigger an impairment indicator in a subsequent quarter. If such impairment indicator were triggered, Dole would be required to perform an interim goodwill impairment analysis, and it is possible that such analysis could result in an impairment of goodwill. Specifically, the impairment test related to the approximately $275 million goodwill of Dole’s Fresh Fruit operations is sensitive to declines in value such that a decrease of approximately 10% in the estimated value determined during Dole’s most recent second quarter annual impairment testing would have indicated an impairment of the related goodwill, thereby requiring Dole to perform additional tests to determine if such goodwill was impaired. Further, the goodwill impairment test involves a discounted cash flow analysis containing assumptions such as sales growth and gross margin levels that impact the value estimated for the respective reporting units. These assumptions are developed based on a number of factors including historical experience, current industry and customer trends, and management’s best estimates of future performance. Some of the key uncertainties surrounding these assumptions include changes in commodity and growing costs related to Dole’s products and the potential for variations in customer demand and buying trends. While Dole believes that its goodwill was not impaired at October 9, 2010, Dole will continue to closely monitor its market capitalization, along with other operational performance measures and general economic conditions, for indicators of impairment of Dole’s goodwill.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the three quarters ended October 9, 2010, there have been no material changes in the market risk disclosure presented in Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010. For information regarding Dole’s derivative instruments and hedging activities, refer to Note 13 to the condensed consolidated financial statements contained in this Quarterly Report.

Item 4. CONTROLS AND PROCEDURES

An evaluation was carried out as of October 9, 2010 under the supervision and with the participation of Dole’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act. Based upon this evaluation, Dole’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 9, 2010. No change in our internal control over financial reporting identified in connection with this evaluation that occurred during our third quarter of 2010 has materially affected, or is reasonably likely to materially affect, Dole’s internal control over financial reporting.

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

November 22, 2010

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