Form 10-K
period 2011-01-01
DOLE FOOD CO INC
filed 2011-03-14
CIK 18169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of the end of the company’s second fiscal quarter, the approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $385,866,371.

The number of shares of Common Stock outstanding as of February 28, 2011 was 88,599,810.

DOCUMENTS INCORPORATED BY REFERENCE
None

DOLE FOOD COMPANY, INC.

FORM 10-K
Fiscal Year Ended January 1, 2011

Item Number
In Form 10-K		Page

PART I
1.	Business	1
1A.	Risk Factors	10
1B.	Unresolved Staff Comments	19
2.	Properties	19
3.	Legal Proceedings	21
4.	Reserved	24

PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
6.	Selected Financial Data	26
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
7A.	Quantitative and Qualitative Disclosures About Market Risk	47
8.	Financial Statements and Supplementary Data	51
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	121
9A.	Controls and Procedures	121
9B.	Other Information	121

PART III
10.	Directors, Executive Officers and Corporate Governance	122
11.	Executive Compensation	122
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	122
13.	Certain Relationships and Related Transactions, Director Independence	122
14.	Principal Accountant Fees and Services	122

PART IV
15.	Exhibits and Financial Statement Schedules	123
Signatures		132
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.13
EX-10.18
EX-10.19
EX-10.21
EX-10.22
EX-10.24
EX-10.33
EX-12
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2

i

PART I

Item 1.	Business

Dole Food Company, Inc. was founded in Hawaii in 1851 and was incorporated under the laws of Hawaii in 1894. Dole reincorporated as a Delaware corporation in July 2001. Unless the context otherwise requires, Dole Food Company, Inc. and its consolidated subsidiaries are referred to in this report as the “Company,” “Dole” and “we.”

Dole’s principal executive offices are located at One Dole Drive, Westlake Village, California 91362, telephone (818) 879-6600. At January 1, 2011, we had approximately 37,600 full-time permanent employees and 36,700 full-time seasonal or temporary employees, worldwide. Dole is the world’s largest producer and marketer of high-quality fresh fruit and fresh vegetables. Dole markets a growing line of packaged and frozen fruits and is a produce industry leader in nutrition education and research. Our website address is www.dole.com.

On October 28, 2009, Dole completed a $446 million initial public offering of its common stock and received net proceeds of $415 million.

Dole’s operations are described below. For detailed financial information with respect to Dole’s business and its operations, see Dole’s Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, which are included in this report.

Overview

Dole is the world’s leading producer, marketer and distributor of fresh fruit and fresh vegetables, including an expanding line of value-added products. We are one of the world’s largest producers of bananas and pineapples, and an industry leader in packaged fruit products, packaged salads and fresh-packed vegetables. Our most significant products hold the number 1 or number 2 positions in their respective markets. For the fiscal year ended January 1, 2011, Dole generated revenues of approximately $6.9 billion and operating income of approximately $194 million. At January 1, 2011 we had total assets of $4.3 billion.

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

Industry

The global market for fresh fruit and vegetables is approximately $675 billion, with just over $100 billion in the U.S. The worldwide fresh produce industry enjoys consistent underlying demand and favorable growth dynamics. In recent years, the market for fresh produce has increased faster than the rate of population growth, supported by ongoing trends including greater consumer demand for healthy, fresh and convenient foods, increased retailer square footage devoted to fresh produce, and greater emphasis on fresh produce as a differentiating factor in attracting customers.

Health-conscious consumers are driving much of the growth in demand for fresh produce. Over the past several decades, the benefits of natural, preservative-free foods have become an increasingly significant element of the public dialogue on health and nutrition. As a result, consumption of fresh fruit and vegetables has markedly increased. According to the U.S. Department of Agriculture, Americans consumed an additional 37 pounds of fresh fruit and vegetables per capita in 2008 than they did in 1988. Improving the eating habits of Americans has been a consistent theme of U.S federal and state policy for a number of years, including most recently, First Lady Michelle Obama’s widely promoted campaign to reduce child obesity.

As food retailers compete in a consolidating industry, they have sought to increase profits by focusing on product categories that are growing and on value-added products, which generally have higher margins. Thus, the higher growth and margins of the fresh produce category compared to the average grocery category are attractive to retailers. As a result, some retailers are reducing dry goods sections of the store, in favor of expanding fresh and chilled items. This trend provides Dole with new product and merchandising opportunities for fresh produce and packaged foods, especially for our value-added lines, such as packaged salads, FRUIT BOWLS® and fruit in plastic jars. Fully integrated produce companies, such as Dole, are well positioned to meet the needs of large retailers through the delivery of consistent, high-quality produce, reliable service, competitive pricing and innovative products. In addition, these companies, including Dole, have sought to strengthen relationships with leading retailers through value-added services such as banana ripening and distribution, category management, branding initiatives and establishment of long-term supply agreements.

The North American packaged foods industry is expected to show stable growth, over the next several years led by products that offer consumers healthy choices for their daily needs. Dole is capitalizing on this trend with its recent introduction of FRUIT BOWLS in 100% juice. This is the first product offering in the grocery environment that is not packed in syrup or that contains artificial sweeteners. Dole introduced FRUIT BOWLS in 1998 as an innovative item that delivered on consumer demand for quality convenience. The introduction of FRUIT BOWLS in 100% juice demonstrates that Dole is uniquely positioned to capitalize on the growing trend toward healthier eating. In independent research conducted in the shelf stable fruit category, FRUIT BOWLS in 100% juice was the number one consumer demand which had not been met.

Competitive Strengths

Our competitive strengths have contributed to our strong historical operating performance and should enable us to capitalize on future growth opportunities:

•	Strong Global Brand. Consumer and institutional recognition of the DOLE trademark and related brands and the association of these brands with high quality food products contribute significantly to our leading positions in the markets that we serve. By implementing a global marketing program, we have made the distinctive red “DOLE” letters and sunburst a familiar symbol of freshness and quality recognized around the world. We actively continue to leverage the DOLE brand through product extensions and new product introductions.

•	Market Share Leader. Our most significant products hold the number 1 or number 2 positions in their respective markets. We maintain number 1 market share positions in North American bananas, North American iceberg lettuce, celery, cauliflower, and packaged fruit products, including our FRUIT BOWLS, FRUIT BOWLS in Gel, Fruit Parfaits and fruit in plastic jars.

•	Valuable Asset Base. We are an asset rich company, which provides significant competitive advantages to our operations and value to our investors. In addition to the DOLE trademark, we have an impressive base of tangible assets. We own 117,000 acres of farms and other land holdings, including 25,400 acres of farmland in Oahu, Hawaii and approximately 2,600 acres of peach orchards in California. We have the largest dedicated refrigerated containerized fleet in the world, which, at year end, included 13,800 refrigerated containers, 11 owned and 17 chartered vessels. We intend to return six of the chartered vessels during 2011. We own and operate over 60 ripening and distribution centers in Europe and Asia. We own and operate over one million square feet of state-of-the-art vegetable processing facilities. Additionally, our packaged food business processes its product lines in over 1.9 million square feet of owned manufacturing facilities.

•	State-of-the-Art Infrastructure. Our production, processing, transportation and distribution infrastructure is state-of-the-art, enabling us to efficiently deliver the highest quality and freshest product to our customers. The investments in our infrastructure, including farms, packing houses, manufacturing facilities and shipping assets, allow for continued growth in the near term. In addition, our market-leading logistics and distribution capabilities allow us to act as a preferred fresh and packaged food provider to leading global supermarkets and mass merchandisers.

•	Refrigerated Supply Chain Management. One of our strongest core competencies is our ability to produce, transport and deliver high-quality perishable products around the world. Dole quality starts right on the farm, and that quality is preserved and protected in our farm-to-customer refrigerated supply chain. Our worldwide network of cold storage — at the farm, on trucks, in containers, on ships and in our distribution centers in the world’s market places — provides a closed-loop cold storage supply chain that enables the worldwide transport of perishable products and is the key to Dole quality and shelf life.

•	Low-Cost Production Capabilities. Dole’s valuable asset base enables us to be a low cost producer in many of our major product lines, including bananas, North American fresh vegetables and packaged fruit products. Over the last several years we have undertaken various initiatives to achieve and maintain this low-cost position, including investing in automation within our manufacturing facilities as well as in our farms, and leveraging our global logistics infrastructure more efficiently. We intend to maintain these low-cost positions through a continued focus on operating efficiency.

•	Diversity of Sourcing Locations. We currently source our fresh fruits and vegetables from over 20 countries and distribute products in more than 90 countries. We are not dependent on any one country for the sourcing of our products. The diversity of our production sources reduces our risk from exposure to natural disasters and political disruptions in any one particular country.

•	Strong Management Team. Our management team has a demonstrated history of delivering strong operating results through disciplined execution.

Business Strategy

Key elements of our strategy include:

•	Continue to Leverage our Strong Brand and Market Leadership Position. Our most significant products hold number 1 or number 2 market positions in their respective markets. We intend to maintain those positions and continue to expand our leadership in new product areas as well as with new customers. We have a history of leveraging our strong brand to successfully enter, and in many cases become the largest player in value-added food categories. We intend to continue to evaluate and strategically introduce other branded products in the value-added sectors of our business.

•	Focus on Value-Added Products. We will continue to shift our product mix toward value-added food categories while maintaining and building on our key market leadership positions in commodity fruits and vegetables. For example, we have successfully increased our percentage of revenue from value-added products in our fresh vegetables and packaged foods businesses, where our packaged salad lines and FRUIT BOWL and other non-canned products now account for approximately 53% and 55% of those businesses’ respective revenues. Value-added food categories are growing at a faster rate than traditional commodity businesses and typically generate stronger margins. We plan to continue to address the growing demand for convenient and innovative products by investing in our higher margin, value-added food businesses.

•	Focus on Improving Operating Efficiency and Cash Flow. We intend to continue to focus on profit improvement initiatives and maximizing cash flow by:

•	Analyzing our current customer base and focusing on profitable relationships with strategically important customers;

•	Leveraging our purchasing power to reduce our costs of raw materials;

•	Focusing capital investments to improve productivity;

•	Selling non-core assets; and

•	Improving our balance sheet, thereby reducing interest expense.

•	Pursue Disciplined Growth. We see significant opportunities for growth in all of our product lines and throughout the world. Annual increases in purchasing power, especially in the developing economies, will provide a natural demand for our products. In the United States, we expect category growth in both our packaged salads and frozen fruit businesses in line with the trends toward healthy eating. Our packaged foods division has a large pipeline of new products that will be introduced both nationally and internationally, and which are expected to gain solid distribution gains in the years ahead. Finally, we continue to look at acquisition possibilities worldwide as we grow our global footprint and further strengthen our leadership position.

•	Promote Education through Dole Nutrition Institute. We seek to play a leading role in nutrition education by promoting the health benefits of a plant-based diet. Given the importance of fruit and vegetable consumption in maintaining a healthy weight, nutrition education is key to addressing the global obesity epidemic. Every day new scientific research reveals ways in which fruits and vegetables help prevent and even reverse disease. Dole is committed to leading the way in expanding the knowledge, growing the foods, and marketing the products that will enable people to lead healthier, more vital lives.

•	Encourage Corporate Social Responsibility. Our approach to corporate social responsibility includes sustainable agricultural practices, community service, employee wellness, provision of social services and worker safety. Our practices demonstrate how the world’s leading provider of fruits and vegetables is an industry leader in respect for the environment, worker education and social contributions, among other aspects of corporate responsibility.

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

Fresh Fruit

Our fresh fruit business segment has four primary operating divisions: bananas, European ripening and distribution, fresh pineapples and Dole Chile. We believe that we are the industry leader in growing, sourcing, shipping and distributing consistently high-quality fresh fruit. The fresh fruit business segment represented approximately 68% of 2010 consolidated revenues.

Bananas

We are one of the world’s largest producers of bananas, growing and selling approximately 153 million boxes of bananas in 2010. We sell most of our bananas under the DOLE brand. We primarily sell bananas to customers in North America, Europe and Asia. We are the number 1 brand of bananas in both the U.S. (an approximate 34% market share) and Japan (an approximate 32% market share) and the number 2 provider in Europe (an approximate 9% market share). In Latin America, we source our bananas primarily in Honduras, Costa Rica, Ecuador, Colombia, Guatemala and Peru, growing on approximately 32,000 acres of company-owned farms and approximately 71,500 acres of independent producers’ farms. We ship our Latin American bananas to North America and Europe in our refrigerated and containerized shipping fleet. In Asia, we source our bananas primarily in the Philippines. Bananas accounted for approximately 40% of our fresh fruit business segment revenues in 2010.

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

European Ripening and Distribution

Our European ripening and distribution business distributes DOLE and non-DOLE branded fresh produce in Europe. This business operates 21 ripening and distribution centers in eight countries, predominantly in Western Europe. This is a value-added service Dole provides to customers since European retailers generally do not self-distribute or self-ripen. This business assists us in firmly establishing our European customer relationships. In 2010, European Ripening and Distribution accounted for approximately 40% of our fresh fruit business segment’s revenues. Our principal competitors in this business are Total Produce Plc and Univeg.

Fresh Pineapples

We are the number 2 global marketer of fresh pineapples, growing and selling more than 32 million boxes in 2010. We source our pineapples primarily from Dole-operated farms and independent growers in Latin America, Hawaii, the Philippines and Thailand. We produce and sell several different varieties, including the sweet yellow pineapple. We introduced the sweet yellow pineapple in 1999, and now market a substantial portion of this fruit under the DOLE TROPICAL GOLD® label. Varieties of pineapple other than the sweet pineapples are also used in our packaged products. Our primary competitor in fresh pineapples is Fresh Del Monte Produce Inc. Pineapples accounted for approximately 8% of our fresh fruit business segment’s revenues in 2010.

Dole Chile

We began our Chilean operations in 1982 and we are the largest exporter of Chilean fruit. We export grapes, apples, pears, stone fruit (e.g., peaches and plums) and kiwifruit from approximately 600 primarily leased acres and 12,400 contracted acres. The weather and geographic features of Chile are similar to those of the Western United States, with opposite seasons. Accordingly, Chile’s harvest is counter-seasonal to that in the northern hemisphere, offsetting the seasonality in our other non-tropical fresh fruit. We primarily export Chilean fruit to North America, Latin America and Europe. Our Dole Chile business division accounted for approximately 5% of our fresh fruit business segment’s revenues in 2010.

Fresh Vegetables

Our fresh vegetables business segment produces and markets fresh-packed and value-added vegetables. We source fresh vegetables from Dole-owned, leased and contracted farms. Our value-added products are produced in state-of-the-art processing facilities in Yuma, Arizona, Soledad, California, Springfield, Ohio and Bessemer City, North Carolina. Under arrangements with independent growers, we purchase fresh produce at the time of harvest and are generally responsible for harvesting, packing and shipping the product to our central cooling and distribution facilities. In 2010, value-added products accounted for 53% of our revenues for this segment. The fresh vegetables business segment accounted for approximately 15% of 2010 consolidated revenues.

Fresh-packed Vegetables

We source, harvest, cool, distribute and market more than 20 different types of fresh and fresh-cut vegetables, including iceberg lettuce, red and green leaf lettuce, romaine lettuce, butter lettuce, celery, cauliflower, broccoli, carrots, brussels sprouts, green onions, asparagus, snow peas, artichokes and radishes as well as fresh strawberries and raspberries. Products are grown by independent farmers under seasonal contracts, with harvesting primarily provided by us. Many of our fresh-packed vegetables are packaged in the field reducing handling and increasing product quality. We sell our fresh-packed vegetables products primarily in North America, Asia and, to a lesser extent, Western Europe. Based on our estimates, we are the largest supplier of iceberg lettuce and celery, and the third largest producer of cauliflower and strawberries in the U.S. Our primary competitors in this category include: Tanimura & Antle, Duda Farm Fresh Foods, Ocean Mist Farms, the Nunes Company, Inc. and Driscoll Strawberry Associates, Inc.

Value-Added

Our value-added vegetable products include packaged salads and packaged fresh-cut vegetables. Our U.S. unit market share of the packaged salads category for DOLE branded product, as reported by IRI, was approximately 26% for the 2010 fiscal year. New product development continues to drive growth in this area. Packaged salads go through a three-step process: (i) vegetables are grown for us by farmers under seasonal contracts, (ii) vegetables and other ingredients are delivered to our plants where they are washed three times in chilled, chlorinated water, and packaged under strict cold-chain and HACCP (Hazard Analysis and Critical Control Points) standards, and (iii) salads are shipped to retailers’ warehouses for delivery to stores. Our primary competitors in packaged salads include Chiquita Brands International, Inc. (which markets Fresh Express), Ready Pac Produce, Inc. and Taylor Fresh Foods, Inc.

Packaged Foods

Our packaged foods segment produces canned pineapple, canned pineapple juice, fruit juice concentrate, fruit in plastic cups, jars and pouches, fruit parfaits, healthy snack foods and frozen fruit. Most of our significant packaged food products hold the number 1 branded market position in North America. We remain the market leader in the plastic fruit cup category with six of the top ten items in category. Fruit for our packaged food products is sourced primarily in the Philippines, Thailand, the United States and China and packed primarily in four Asian canneries, two in Thailand and two in the Philippines. We have continued to focus on expanding our product range beyond our traditional canned fruit and juice products. FRUIT BOWL and other non-canned products accounted for approximately 55% of the segment’s 2010 revenues. To keep up with demand for our products, we have made substantial investments in our Asian canneries, significantly increasing our FRUIT BOWLS capacity in the past five years. These investments should ensure our position as an industry innovator and low-cost producer.

In response to the trend towards convenient, healthy snacking, the plastic fruit cup category has grown to exceed the applesauce and shelf-stable gelatin cup categories combined. Our FRUIT BOWLS products, introduced in 1998, have achieved significant market share, as evidenced by our 46% dollar market share in the United States during 2010, as reported by IRI. In 2003, Dole introduced fruit in a 24.5 oz. plastic jar, which has attained a 61% share in the shelf-stable jar category, as reported by IRI. In late 2010, we introduced FRUIT BOWLS in 100% juice, the only non-refrigerated fruit bowl in 100% juice. FRUIT BOWLS in 100% juice have no added sugar or artificial sweeteners, and completely replaces our FRUIT BOWLS in light syrup in the U.S.

In the frozen fruit category, Dole has grown its revenue at a compounded annual growth rate of 8.1% over the past four years. Dole is the branded category leader in frozen fruit and expects to continue to grow its brand position in the future by increasing its distribution base with innovative new products using new processing technologies.

Our packaged foods segment accounted for approximately 16% of 2010 consolidated revenues.

Discontinued Operations

During the fourth quarter of 2007, we approved and committed to a formal plan to divest our citrus and pistachio operations (“Citrus”) located in central California. During March 2008, we entered into an agreement to sell land and other related assets of Citrus. The sale was completed during the third quarter of 2008, and we received net proceeds of $28.1 million. In addition, during the second quarter of 2008, we approved and committed to a formal plan to divest our fresh-cut flowers operations, and during the third quarter of 2008 we signed a binding letter of intent to sell these operations. During the first quarter of 2009, the majority of the related assets of this business were sold. During the third quarter of 2010, Dole sold a building and a farm located in Colombia to the buyer of the fresh-cut flowers business.

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

The produce that we distribute internationally is transported primarily by 28 owned or leased ocean-going vessels. We ship our tropical fruit in owned or chartered refrigerated vessels. All of our tropical fruit shipments into the North American and core European markets are delivered using pallets or containers. This increases efficiency and minimizes damage to the product from handling. Most of the vessels are equipped with controlled atmosphere technology, to ensure product quality. “Backhauling” services, transporting our own and third-party cargo primarily from North America and Europe to Latin America, reduce net transportation costs. We use vessels that are both owned or operated under long-term leases, as well as vessels chartered under contracts that typically last one year.

Customers

Our top 10 customers in 2010 accounted for approximately 31% of total revenues. No one customer accounted for more than 7% of total 2010 revenues. Our customer base is highly diversified, both geographically and in terms of product mix. Each of our segments’ largest customers accounted for no more than approximately 20% of that segment’s revenues. Our largest customers are leading global and regional mass merchandisers and supermarkets in North America, Europe and Asia.

Sales and Marketing

We sell and distribute our fruit and vegetable products through a network of fresh produce operations in North America, Europe, Asia and Latin America. Some of these operations involve the sourcing, distribution and marketing of fresh fruits and vegetables while others involve only distribution and marketing. We have regional sales organizations dedicated to servicing major retail and wholesale customers. We also use the services of brokers in certain regions, including for some sales of packaged fruit products and packaged salads. Retail customers include large chain stores with which Dole enters into product and service contracts, typically for a one- or two-year term. Wholesale customers include large distributors in North America, Europe and Asia. We use consumer advertising, marketing and trade spending to promote new items, bolster our exceptional brand awareness and promote nutrition knowledge.

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

Employees

At January 1, 2011, we had approximately 37,600 full-time permanent employees and 36,700 full-time seasonal or temporary employees, worldwide. Approximately 37% of our employees work under collective bargaining agreements, some of which are in the process of being renegotiated. Certain other bargaining agreements are scheduled to expire in 2011, subject to automatic renewals unless a notice of non-extension is given by the union or us. We have not received any notice that a union intends not to extend a collective bargaining agreement. We believe our relations with our employees are generally good.

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

Research and Development

Our research and development programs concentrate on sustaining the productivity of our agricultural lands, food safety, nutrition science, product quality, value-added product development, and packaging design. Agricultural research is directed toward sustaining and improving product yields and product quality by examining and improving agricultural practices in all phases of production (such as development of specifically adapted plant varieties, land preparation, fertilization, cultural practices, pest and disease control, post-harvesting, handling, packing and shipping procedures), and includes on-site technical services and the implementation and monitoring of recommended agricultural practices. Research efforts are also directed towards integrated pest management and biological pest control. We develop specialized machinery for various phases of agricultural production and packaging that reduce labor costs, increase efficiency and improve product quality. We conduct agricultural research at field facilities primarily in California, Hawaii, Latin America and Asia. Our research at the Dole Nutrition Research Lab in Kannapolis, North Carolina, investigates both basic science as well as the next frontier in phytochemical research. We also sponsor research related to environmental improvements and the protection of worker and community health. The aggregate amounts we spent on research and development in each of the last three years have not been material in any of such years.

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

Dole salad plants are sanitized and inspected daily. We wash our leafy greens three times in chilled, chlorinated water. All of Dole’s U.S. salad plants are SQF 2000, Level 2 certified.

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

Several Latin American countries challenged the legality of aspects of this trade regime by initiating proceedings in the Dispute Settlement Body (“DSB”) at the World Trade Organization (“WTO”). The DSB issued final rulings against the EU on November 27, 2008, concluding that the 176 euro per metric ton tariff imposed was legally inconsistent with WTO trade rules. The DSB also considered whether the zero tariff reserved for ACP countries was legally inconsistent with WTO trade rules but recognized that, with the current entry into force of Economic Partnership Agreements between the EU and ACP countries, ACP bananas now may have duty-free, quota-free access to the EU market.

In light of these WTO rulings against the tariff only regime as implemented, the EU proposed a settlement to the Latin American banana producing countries (Brazil, Colombia, Costa Rica, Ecuador, Guatemala, Honduras, Mexico, Nicaragua, Peru, Panama, and Venezuela) in resolution of the dispute. The settlement provided for a gradual tariff reduction from 148 euros per metric ton in 2010 to a final tariff of 114 euro per metric ton on January 1, 2017 or January 1, 2019 (the 2019 date applies if no further trade agreements are reached in the ongoing Doha Development Agenda global trade discussions). The EU also entered into a settlement with the U.S. and agreed that the EU will maintain a non-discriminatory, tariff-only regime for the importation of bananas.

The settlement was accepted and initialed by the EU, the U.S., and 11 Latin American banana producing countries on December 15, 2009 and was approved through a plenary vote of the European Parliament on February 3, 2011. Pending Parliamentary approval, the terms of the settlement have been provisionally applied since December 15, 2009.

Dole recorded tariff refunds of $8 million for the period from December 15, 2009 through June 8, 2010, of which $6 million was collected. Dole expects the remaining balance to be collected during the first quarter of 2011. The lower tariff rates benefitted fiscal 2010 earnings before income taxes by an additional amount of approximately $7 million.

In addition, the EU has negotiated several free trade areas agreements (“FTA”) which will allow for an even lower import tariff on specified volumes of banana exports from certain countries. An EU-Colombia-Peru FTA has been negotiated and an EU-Central America (i.e., Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua and Panama) FTA has been negotiated. Both of these FTAs must be ratified by the European Parliament before they come into effect. Ecuador has not yet negotiated an FTA with the EU on bananas and may not benefit, like the other Latin American countries party to an FTA, unless a similar FTA can be negotiated with the EU. Dole continues to monitor these developments but cannot yet anticipate how, or if, they will be implemented.

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

Our nearly 200 products are sourced, grown, processed, marketed and distributed in more than 90 countries throughout the world. Our international sales are usually transacted in U.S. dollars, and European and Asian currencies. Our results of operations are affected by fluctuations in currency exchange rates in both sourcing and selling locations. Although we enter into foreign currency exchange forward contracts from time to time to reduce our risk related to currency exchange fluctuation, our results of operations may still be impacted by foreign currency exchange rates, primarily the yen-to-U.S. dollar and euro-to-U.S. dollar exchange rates. For instance, we currently estimate that a 10% strengthening of the U.S. dollar relative to the Japanese yen, euro and Swedish krona would have reduced 2010 operating income by approximately $34 million, excluding the impact of foreign currency exchange hedges. Because we do not hedge against all of our foreign currency exposure, our business will continue to be susceptible to foreign currency fluctuations.

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

We formerly used dibromochloropropane, or DBCP, a nematocide that was used by growers on a variety of crops throughout the world. The registration for DBCP with the U.S. government was cancelled in 1979 based in part on an apparent link to male sterility among chemical factory workers who produced DBCP. There are a number of pending lawsuits in the United States and other countries against the manufacturers of DBCP and the growers, including us, who used it in the past. The cost to defend these lawsuits, and the costs to pay any judgments or settlements resulting from these lawsuits, or other lawsuits which might be brought, could have a material adverse effect on our business, financial condition or results of operations. See Note 19 to our Consolidated Financial Statements.

The use of herbicides and other potentially hazardous substances in our operations may lead to environmental damage and result in increased costs to us.

We use herbicides and other potentially hazardous substances in the operation of our business. We may have to pay for the costs or damages associated with the improper application, accidental release or the use or misuse of such substances. Our insurance may not be adequate to cover such costs or damages or may not continue to be available at a price or under terms that are satisfactory to us. In such cases, payment of such costs or damages could have a material adverse effect on our business, results of operations or financial condition.

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

Dole continues to discuss resolution of these issues with the Appeals Division. However, we cannot give any assurances regarding resolution of these issues at Appeals, nor can we give any assurances regarding the outcome of litigation on these issues, which could result in a material tax liability. We believe, based in part upon the advice of our tax advisors, that our tax treatment of such transactions was appropriate.

We face other risks in connection with our international operations.

Our operations are heavily dependent upon products grown, purchased and sold internationally. In addition, our operations are a significant factor in the economies of many of the countries in which we operate, increasing our visibility and susceptibility to legal or regulatory changes. These activities are subject to risks that are inherent in operating in foreign countries, including the following (see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Other Matters”):

•	foreign countries could change laws and regulations or impose currency restrictions and other restraints;

•	in some countries, there is a risk that the government may expropriate assets;

•	some countries impose burdensome tariffs and quotas;

•	political changes and economic crises may lead to changes in the business environment in which we operate;

•	international conflict, including terrorist acts, could significantly impact our business, financial condition and results of operations;

•	economic sanctions may be imposed on some countries, which could disrupt the markets for products we sell, even if we do not sell into the target country;

•	in some countries, our operations are dependent on leases and other agreements; and

•	economic downturns, political instability and war or civil disturbances may disrupt production and distribution logistics or limit sales in individual markets.

In 2005, we received a tax assessment from Honduras of approximately $137 million (including the claimed tax, penalty, and interest through the date of assessment) relating to the disposition of all of our interest in Cervecería Hondureña, S.A. in 2001. We have been contesting the tax assessment. See Note 19 to our Consolidated Financial Statements.

We may be required to pay significant penalties under European antitrust laws.

The European Commission, or EC, issued a decision ( the “Decision”) imposing a €45.6 million fine against Dole and its German subsidiary on October 15, 2008. On December 24, 2008, we appealed the Decision by filing an Application for Annulment, or Application, with the European General Court.

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

We believe that we have not violated the European competition laws and that our Application has substantial legal merit, both for an annulment of the Decision and fine in their entirety, or for a substantial reduction of the fine, but no assurances can be given that we will be successful on appeal. Furthermore, the ultimate resolution of these items could materially impact our liquidity. We cannot predict the timing or outcome of our appeal of the EC’s Decision. See Note 19 to our Consolidated Financial Statements.

The global economic downturn could result in a decrease in our sales and revenue, which could adversely affect the results of our operations, and we cannot predict the extent or duration of these trends.

As a result of the global economic downturn, consumers may reduce their purchases and seek value pricing, which may affect sales and pricing of some of our products. Such trends could adversely affect the results of our operations and there can be no assurance whether or when consumer confidence will return and a solid, long-term recovery ensue.

Global capital and credit market issues could negatively affect our liquidity, increase our costs of borrowing and disrupt the operations of our suppliers and customers.

The global capital and credit markets have experienced volatility and disruption over the past several years, sometimes making it difficult for companies to access those markets. We depend in part on stable, liquid and well-functioning capital and credit markets to fund our operations. Although we believe that our operating cash flows, access to capital and credit markets and existing revolving credit agreement will permit us to meet our financing needs for the foreseeable future, there can be no assurance that continued or increased volatility and disruption in the capital and credit markets will not impair our liquidity or increase our costs of borrowing. Our business could also be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets.

The global economic downturn may have other impacts on participants in our industry, which cannot be fully predicted.

The full impact of the global economic downturn on customers, vendors and other business partners cannot be anticipated. For example, major customers or vendors may have financial challenges unrelated to us that could result in a decrease in their business with us or, in extreme cases, cause them to file for bankruptcy protection. Similarly, parties to contracts may be forced to breach their obligations under those contracts. Although we exercise prudent oversight of the credit ratings and financial strength of our major business partners and seek to diversify our risk to any single business partner, there can be no assurance that there will not be a bank, insurance company, supplier, customer or other financial partner that is unable to meet its contractual commitments to us. Similarly, stresses and pressures in the industry may result in impacts on our business partners and competitors which could have wide ranging impacts on the future of the industry.

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

As of January 1, 2011, approximately 37% of our employees worldwide worked under various collective bargaining agreements. We cannot give assurance that we will be able to negotiate these or other collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages. A prolonged labor dispute, which could include a work stoppage, could have a material adverse effect on the portion of our business affected by the dispute, which could impact our business, results of operations and financial condition.

Risks Relating to Our Indebtedness

Our substantial indebtedness could adversely affect our operations, including our ability to perform our obligations under our debt obligations.

We have a substantial amount of indebtedness. As of January 1, 2011, we had approximately $1.4 billion in senior secured indebtedness, $155 million in senior unsecured indebtedness, approximately $60 million in capital leases and approximately $41 million in unsecured notes payable and other indebtedness.

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

If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. If we are required to take any actions referred to above, it could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot give assurance that we would be able to take any of these actions on terms acceptable to us, or at all, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various debt agreements, in any of which events the default and cross-default risks set forth in the risk factor below titled “Restrictive covenants in our debt instruments restrict or prohibit our ability to engage in or enter into a variety of transactions, which could adversely restrict our financial and operating flexibility and subject us to other risks” would become relevant.

Subject to the restrictions in our senior secured credit facilities and the indentures governing our 8.75% debentures due 2013 (“2013 Debentures”), our 13.875% senior secured notes due 2014 (“2014 Notes”) and our 8% senior secured notes due 2016 (“2016 Notes”), we and certain of our subsidiaries may incur significant additional indebtedness, including additional secured indebtedness. Although the terms of our senior secured credit facilities and the indentures governing our 2013 Debentures, our 2014 Notes and our 2016 Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be significant. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we now face could increase.

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

As of January 1, 2011, approximately $879 million, or 55%, of our total indebtedness, was subject to variable interest rates. If we borrow additional amounts under the revolving portion of our senior secured credit facilities, the interest rates on those borrowings may vary depending on the base rate or Eurodollar Rate (“LIBOR”). A 1% increase in the weighted average interest rates on our variable rate debt outstanding as of January 1, 2011, would result in higher interest expense of approximately $9 million per year.

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

Our Hawaii operations are located on the island of Oahu and total approximately 25,400 acres, which we own. Of the total acres owned, we farm pineapples on 2,700 acres and coffee and cacao on an additional 195 acres. The remaining acres are leased or are in pastures and forest reserves. As of January 1, 2011, approximately 9,300 acres were classified as assets held-for-sale. Other Hawaii land parcels are currently under evaluation for potential sale.

We own approximately 200 acres of farmland in California, and lease approximately 12,600 acres of farmland in California and 3,500 acres in Arizona in connection with our vegetable and berry operations. The majority of this acreage is farmed under joint growing arrangements with independent growers, while we farm the remainder. We own cooling, packing and shipping facilities in Marina, Gonzales and Huron, California. Additionally, we have partnership interests in facilities in Yuma, Arizona and Salinas, California, and leases in facilities in the following California cities: Oxnard, Monterey and Watsonville. We own and operate state-of-the-art, packaged salad and vegetable plants in Yuma, Arizona, Soledad, California, Springfield, Ohio and Bessemer City, North Carolina.

We own approximately 2,600 acres of peach orchards in California of which we farm 1,050 acres. At January 1, 2011, approximately 400 acres were classified as assets held-for-sale. We also own and operate a plant in

Atwater, California that produces individually quick frozen fruit, and lease a production facility located in Decatur, Michigan.

Latin America

We own offices in San Jose, Costa Rica, and La Ceiba, Honduras. We also lease offices in Chile, Costa Rica, Ecuador and Guatemala.

We produce bananas directly from owned plantations in Costa Rica, Ecuador and Honduras as well as through associated producers or independent growing arrangements in those countries and others, including Guatemala and Colombia. We own approximately 22,300 acres in Costa Rica, 3,900 acres in Ecuador and 25,500 acres in Honduras, all related to banana production, although some of the acreage is not presently under production.

We own approximately 8,200 acres of land in Honduras, 7,300 acres of land in Costa Rica and 3,000 acres of land in Ecuador, all related to pineapple production, although some of the acreage is not presently under production. We also own a juice concentrate plant in Honduras for pineapple. Pineapple is grown primarily for the fresh produce market.

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

At year end, Dole Latin America operated a fleet of seven refrigerated container ships, of which four are owned, two are under long-term capital leases and one is long-term chartered at year end. In addition, Dole Latin America operated a fleet of 21 breakbulk refrigerated ships, of which seven are owned and fourteen are long-term chartered. We intend to return six of the chartered vessels during 2011. We also cover part of our requirements under contracts with existing liner services and occasionally charter vessels for short periods on a time or voyage basis as and when required. We own or lease approximately 13,800 refrigerated containers, 1,500 dry containers, 6,000 chassis and 4,500 generator sets worldwide.

Asia

We operate a pineapple plantation of approximately 37,600 leased acres in the Philippines. Approximately 18,900 acres of the plantation are leased to us by a cooperative of our employees that acquired the land pursuant to agrarian reform law. The remaining 18,700 acres are leased from individual land owners. Two multi-fruit canneries, a blast freezer, cold storage, a juice concentrate plant, a box forming plant, a can and drum manufacturing plant, warehouses, wharf and a fresh fruit packing plant, each owned by us, are located at or near the pineapple plantation.

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

Bananas are also grown on 1,200 acres of leased land in Australia.

Additionally, we source products from approximately 1,000 Japanese farmers through independent growing arrangements.

Europe

We maintain our European headquarters in Hamburg, Germany and have major regional offices in Lübeck, Germany, Milan, Italy, Madrid, Spain, Helsingborg, Sweden and Cape Town, South Africa, some of which are leased from third parties.

We operate and own one banana ripening and produce distribution center in Sweden, two banana ripening and produce distribution facilities in Spain, two in Germany, one in Turkey and one in Italy. We also operate and lease two banana ripening, produce and flower distribution centers in Sweden, two banana ripening and produce distribution facilities in Spain, one in Portugal, three in Italy, one in Belgium, two in Austria, two in Germany, and one in Romania. We have a minority interest in a French company, Compagnie Financière de Participations (“CF”), that owns a majority interest in banana and pineapple plantations in Cameroon, Ghana and the Ivory Coast. During the fourth quarter of 2008, CF acquired our JP Fresh and Dole France subsidiaries which companies operate banana ripening and distribution facilities in the United Kingdom and France, respectively.

In addition, our subsidiary Saba Fresh Cuts AB, owns and operates a state-of-the-art, packaged salad and vegetable plant in Helsingborg, Sweden.

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

Twenty-one of the 228 lawsuits are currently pending in various jurisdictions in the United States. One case in Los Angeles Superior Court, the last remaining lawsuit brought in the United States by Nicaraguan plaintiffs, was dismissed after the Court found that the plaintiffs and their representatives engaged in blatant fraud, witness tampering, and active manipulation. In dismissing this lawsuit, the Court vacated an earlier $1.58 million judgment against Dole in favor of four of the plaintiffs. This result was the culmination of hearings conducted by the Court in response to a July 7, 2009 order issued to plaintiffs by the California Second District Court of Appeal directing them to show cause why the $1.58 million judgment should not be vacated and judgment be entered in Dole’s favor on the grounds that the judgment was procured through fraud. After hearings held on May 10 and 11, and July 7-9 and 12, 2010, the Court issued an oral ruling, finding that the judgment had been procured through fraud on both Dole and the Court, and ordered it vacated. On March 11, 2011, the Court issued a final Statement of Decision that vacates the judgment and dismisses all plaintiffs’ claims with prejudice. Another case pending in Los Angeles Superior Court involving 552 Costa Rican plaintiffs is currently in discovery proceedings. Pursuant to a case management order, the initial phase of discovery requires that all plaintiffs travel to the U.S. for preliminary medical testing.

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

In Nicaragua, 195 cases are currently filed (of which 33 are active) in various courts throughout the country, all but two of which were brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional. Thirty-two cases have resulted in judgments in Nicaragua: $489.4 million (nine cases consolidated with 465 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; $64.8 million (one case with 85 claimants) on June 15, 2004; $27.7 million (one case with 36 claimants) on March 17, 2005; $98.5 million (one case with 150 claimants) on August 8, 2005; $46.4 million (one case with 62 claimants) on August 20, 2005; $809 million (six cases consolidated with 1,248 claimants) on December 1, 2006; $38.4 million (one case with 192 claimants) on November 14, 2007; and $357.7 million (eight cases with 417 claimants) on January 12, 2009, which Dole learned of unofficially. Except for the latest one, Dole has appealed all judgments, with Dole’s appeal of the August 8, 2005 $98.5 million judgment currently pending before the Nicaragua Court of Appeal. Dole will appeal the $357.7 million judgment once it has been served. On August 5, 2010, the Nicaragua Court of Appeal issued a ruling upholding the December 1, 2006 $809 million judgment. Dole has appealed that ruling to the Nicaraguan Supreme Court.

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

As to all the DBCP matters, Dole has denied liability and asserted substantial defenses. While Dole believes there is no reliable scientific basis for alleged injuries from the agricultural field application of DBCP, Dole continues to seek reasonable resolution of pending litigation and claims in the U.S. and Latin America. For example, as in Honduras, Dole is committed to finding a prompt resolution to the DBCP claims in Nicaragua, and is prepared to pursue a structured worker program in Nicaragua with science- based criteria. Dole has also had discussions with individual plaintiff groups on possible ways to resolve related DBCP cases.

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

Dole received the Decision on October 21, 2008 and appealed the Decision to the European General Court in Luxembourg on December 24, 2008.

Dole made an initial $10 million (€7.6 million) provisional payment towards the €45.6 million fine on January 22, 2009, which is classified as other assets, net in the accompanying consolidated balance sheets. As agreed with the European Commission (DG Budget), Dole provided the required bank guaranty for the remaining balance of the fine plus interest to the EC by the deadline of April 30, 2009. The bank guaranty renews annually during the appeals process (which may take several years) and carries interest of 6.15% (accrued from January 23, 2009). If the European General Court fully agrees with Dole’s arguments presented in its appeal, Dole will be entitled to the return of all monies paid, plus interest.

Although, no assurances can be given, and although there could be a material adverse effect on Dole, Dole believes that it has not violated the European competition laws. No accrual for the Decision has been made in the accompanying consolidated financial statements, since Dole cannot determine at this time the amount of probable loss, if any, incurred as a result of the Decision.

Honduran Tax Case:  In 2005, Dole received a tax assessment from Honduras of approximately $137 million (including the claimed tax, penalty, and interest through the date of assessment) relating to the disposition of all of Dole’s interest in Cervecería Hondureña, S.A in 2001. Dole believes the assessment is without merit and filed an appeal with the Honduran tax authorities, which was denied. As a result of the denial in the administrative process, in order to negate the tax assessment, on August 5, 2005, Dole proceeded to the next stage of the appellate process by filing a lawsuit against the Honduran government in the Honduran Administrative Tax Trial Court. The Honduran government sought dismissal of the lawsuit and attachment of assets, which Dole challenged. The Honduran Supreme Court affirmed the decision of the Honduran intermediate appellate court that a statutory prerequisite to challenging the tax assessment on the merits is the payment of the tax assessment or the filing of a payment plan with the Honduran courts; Dole has challenged the constitutionality of the statute requiring such payment or payment plan. Dole and the Honduran government have had discussions regarding possible ways to resolve pending lawsuits and tax-related matters. Although no assurance can be given concerning the outcome of this case, in the opinion of management, after consultation with legal counsel, the pending lawsuits and tax-related matters are not expected to have a material adverse effect on Dole’s financial condition or results of operations.

Former Shell Site:  Shell Oil Company and Dole are defendants in several cases filed in Los Angeles Superior Court alleging property damage and personal injury by persons claiming to be current or former residents of a housing development built in the 1960s by a predecessor of what is now a Dole subsidiary, on land that had been owned and used by Shell as a crude oil storage facility for 40 years prior to the housing development. The California Regional Water Quality Control Board is supervising a testing program on the former Shell site. Although no assurance can be given concerning the outcome of these actions, Dole believes the housing development was done properly, more than 40 years ago, in conformity with all applicable governmental laws and regulations. No accrual for any possible liability has been made in the accompanying consolidated financial statements, since Dole cannot determine at this time the amount of probable loss, if any, incurred as a result of these actions.

Arbitration Settlement:  During the third quarter of 2010, Dole, as plaintiff, settled a dispute for $30 million that was the subject of an arbitration proceeding. The dispute involved faulty manufactured containers sold to Dole. The settlement payment was received by Dole during the third quarter of 2010. In connection with the settlement, Dole recorded a $2.7 million non-cash impairment charge related to obsolete containers during the third quarter of 2010. As a result, Dole has included $27.3 million as gain on legal settlements on the accompanying consolidated statement of operations.

Supplier Settlement:  During the fourth quarter of 2010, Dole and a fresh vegetables supplier settled a dispute. Pursuant to the settlement, the supplier paid Dole $5.3 million, which is included as gain on legal settlements on the accompanying consolidated statement of operations.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Dole’s common stock is listed and traded on the New York Stock Exchange under the ticker symbol “DOLE.” As of February 28, 2011, there were 77 registered stockholders of Dole’s common stock. Dole completed an initial public offering of 35.7 million common shares on October 28, 2009. Dole’s common stock began trading on the New York Stock Exchange on October 23, 2009. The following table shows the high and low reported closing price per share of Dole’s common stock on the New York Stock Exchange for each quarter during fiscal 2010 and October 23, 2009 through the end of fiscal year 2009.

	High	Low

2010
First quarter	$12.47	$10.85
Second quarter	12.37	8.95
Third quarter	11.51	8.64
Fourth quarter	13.55	8.99
2009
October 23, 2009 through January 2, 2010	$12.50	$11.37

Additional information required by Item 5 is contained in Note 14 — Shareholders’ Equity, to Dole’s Consolidated Financial Statements in this Form 10-K.

Performance Graph

The graph below matches the cumulative total return of holders of Dole Food Company, Inc.’s common stock with the cumulative total returns of the S&P 500 index and the S&P 500 Food Products index. The graph assumes that the value of the investment in Dole’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on October 23, 2009 and tracks it through January 1, 2011 (the end of Dole’s fiscal year).

	10/23/2009	1/02/2010	1/01/2011
Dole Food Company, Inc.	$100.00	$101.06	$110.02

S&P 500 Index	$100.00	$103.73	$119.35

S&P 500 Food Products Index	$100.00	$104.93	$119.83

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

	Year	Year		Year	Year	Year
	Ended	Ended		Ended	Ended	Ended
	January 1,	January 2,		January 3,	December 29,	December 30,
	2011	2010		2009	2007	2006
	(In millions, except per share data)

Summary of Operations
Revenues, net(1)	$6,893	$6,779		$7,620	$6,821	$5,991
Operating income	194	352		275	149	136
Income (loss) from continuing operations, net of income taxes	(34)	85		147	(38)	(40)
Income (loss) from discontinued operations, net of income taxes	1	2		(27)	(16)	(50)
Gain on disposal of discontinued operations, net of income taxes	3	1		3	—	3
Net income (loss)	(30)	88		123	(54)	(87)
Less: Net income attributable to noncontrolling interests	(4)	(4)		(2)	(3)	(3)
Net income (loss) attributable to shareholders of Dole Food Company, Inc.	(34)	84		121	(57)	(90)
Average common shares outstanding — Basic(3)	87	59		52	52	52
Average common shares outstanding — Diluted(3)	87	59		52	52	52
Per Share Data(3)
Income (loss) from continuing operations — Basic	$(0.39)	$1.45		$2.84	$(0.75)	$(0.75)
Income (loss) from continuing operations — Diluted	$(0.39)	$1.45		$2.84	$(0.75)	$(0.75)
Balance Sheet and Other Information
Working capital (current assets less current liabilities)	$695	$777		$531	$694	$688
Total assets	4,257	4,107		4,365	4,643	4,612
Long-term debt	1,564	1,553		1,799	2,316	2,316
Total debt	1,604	1,598		2,204	2,411	2,364
Total shareholders’ equity(3)	817	866		433	355	366
Cash dividends declared and paid to parent	—	15		—	—	164
Proceeds from sales of assets and businesses, net	46	185	(2)	226	42	31
Capital additions from continuing operations	100	51		74	104	115
Depreciation and amortization from continuing operations	114	120		138	151	144

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

(1)	During the fourth quarter of 2008, Dole completed the sale of its JP Fresh and Dole France ripening and distribution subsidiaries. These businesses generated revenues of $382 million, $480 million and $228 million during fiscal years 2008, 2007 and 2006, respectively.

(2)	Included in the 2009 proceeds from sales of assets and businesses, net was $26 million of long-term debt which was assumed by the buyer of Dole’s fresh-cut flowers business.

(3)	During the fourth quarter of 2009, Dole completed a $446 million initial public offering of 35.7 million common shares. Dole received net proceeds of $415 million, reflecting $31 million of underwriting discount and offering expenses, and used the net proceeds to pay down indebtedness. Immediately prior to the closing of the initial public offering, Dole completed certain restructuring transactions. Fiscal years 2006 through 2009 basic weighted average common shares outstanding reflect the effect of the 51,710:1 share conversion related to the restructuring transactions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements, which are based on management’s assumptions and describe Dole’s future plans, strategies and expectations, are generally identifiable by the use of terms such as “anticipate,” “will,” “expect,” “believe,” “should” or similar expressions. The potential risks and uncertainties that could cause Dole’s actual results to differ materially from those expressed or implied herein are set forth in Item 1A and Item 7A of this Annual Report on Form 10-K for the year ended January 1, 2011 and include: weather-related phenomena; market responses to industry volume pressures; product and raw material supplies and pricing; changes in interest and currency exchange rates; economic crises; quotas, tariffs and other governmental actions and international conflict.

Overview

Significant highlights for Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) for the year ended January 1, 2011 were as follows:

•	Operating income in 2010 was $194 million compared to $352 million in 2009, a decrease of 45%. 2010 operating income included a net $5 million benefit due to asset sales and unrealized hedging gains, compared with a net $74 million benefit due to asset sales and unrealized hedging gains in 2009. Earnings decreased in our fresh fruit segment, partially offset by stronger results in our fresh vegetables and packaged foods segments.

•	Fresh fruit operating income decreased primarily as a result of lower banana performance worldwide as a result of higher fruit costs from Latin America, lower local pricing in Asia and the absence of 2009 asset sale gains. Operating income was also impacted by $33 million of charges related to restructuring and long-term receivables and a net $27.3 million gain on an arbitration settlement involving faulty containers sold to Dole.

•	In the first quarter of 2011, pricing for bananas has improved in both Europe and Asia, and we have implemented a force majeure surcharge in North America. These improvements are moving the fresh fruit segment toward more normal levels of profitability in 2011.

•	Fresh vegetables operating income increased significantly due to improved pricing, favorable product mix, lower product costs and higher volumes in our packaged salads business.

•	Packaged foods operating income was slightly higher due to better performance of FRUIT BOWLS® and frozen fruit operations in North America and improved pricing for concentrate worldwide, partially offset by higher costs impacting our worldwide packaged fruit operations.

•	Cash flows provided from operating activities decreased $135 million to $148 million compared to $283 million in 2009. The change was primarily due to lower net income.

•	Dole reduced its total net debt outstanding by $45 million during 2010. Total net debt is defined as total debt less cash and cash equivalents. Net debt at the end of 2010 was $1.43 billion. There were no borrowings outstanding under the asset based revolving credit facility (“ABL revolver”). Dole also reduced its interest expense by $42 million during 2010.

•	Dole committed to a restructuring plan during the third quarter of 2010 in its fresh fruit segment in Europe, Latin America and Asia. These restructuring efforts are designed to reduce costs by realigning fruit supply with expected demand. As part of these initiatives, Dole restructured certain farming operations in Latin America and Asia, reorganized its European operations and rationalized vessel charters. During the third and fourth quarters of 2010, Dole incurred $21.3 million of restructuring costs related to these initiatives, of which $11.1 million was paid or will be paid in cash. Dole expects to continue restructuring operations beyond fiscal 2010. Related to these efforts, Dole expects to incur additional restructuring charges of $6.8 million and $0.4 million during fiscal 2011 and 2012, respectively. As a result of these various initiatives, beginning in fiscal 2011 Dole expects to realize annual cash savings in our fresh fruit segment of approximately $37 million. These savings are expected to result from lower production costs including lower labor costs on our farms and in our ports, enhanced farm productivity, lower distribution costs resulting from more efficient utilization of our shipping fleet, and lower selling and general and administrative costs as a result of streamlining our organization in Europe.

•	There were also favorable developments in legal proceedings:

•	On July 15, 2010, the Los Angeles Superior Court dismissed Tellez v. Dole, the last remaining lawsuit brought in the United States by Nicaraguan plaintiffs claiming to have been banana workers on Dole-contracted farms in Nicaragua during the 1970s. The dismissal came as a result of the Court’s finding that plaintiffs and their representatives engaged in “blatant fraud, witness tampering, and active manipulation.” In dismissing this lawsuit, the Court vacated the earlier $1.58 million judgment against Dole in favor of four of the 12 plaintiffs claiming sterility from DBCP exposure while allegedly working on Dole-contracted farms. On March 11, 2011, the Court issued a final Statement of Decision that vacates the judgment and dismisses all plaintiffs’ claims with prejudice.

•	As discussed above, during the third quarter of 2010, Dole, as plaintiff, settled a dispute for $30 million that was the subject of an arbitration proceeding. The dispute involved faulty manufactured containers sold to Dole. The settlement payment was received by Dole during the third quarter of 2010. In connection with the settlement, Dole recorded a $2.7 million non-cash impairment charge related to obsolete containers during the third quarter of 2010.

•	During the fourth quarter of 2010, Dole and a fresh vegetables supplier settled a dispute. Pursuant to the settlement, the supplier paid Dole $5.3 million during the fourth quarter.

Non-GAAP Financial Measures

The following is a reconciliation of earnings before interest expense and income taxes (“EBIT”) and adjusted earnings before interest expense, income taxes, depreciation and amortization (“Adjusted EBITDA”) to the most directly comparable U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) financial measure:

	Year Ended	Year Ended	Year Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
	(In thousands)

Net income (loss)	$(30,166)	$88,033	$122,849
(Income) loss from discontinued operations, net of income taxes	(629)	(1,639)	27,391
Gain on disposal of discontinued operations, net of income taxes	(2,957)	(1,308)	(3,315)
Interest expense	163,950	205,715	174,485
Income taxes	13,394	22,684	(48,015)

EBIT	143,592	313,485	273,395
Depreciation and amortization from continuing operations	114,239	119,572	137,660
Net unrealized loss on derivative instruments	65,099	8,417	48,734
Foreign currency exchange (gain) loss on vessel obligations	(2,677)	6,326	(21,300)
Net unrealized (gain) loss on foreign denominated instruments	3,204	306	(1,882)
Debt retirement costs in connection with initial public offering	—	30,551	—
Gain on asset sales	(3,017)	(61,257)	(26,976)

Adjusted EBITDA	$320,440	$417,400	$409,631

EBIT and Adjusted EBITDA are measures commonly used by financial analysts in evaluating the performance of companies. EBIT is calculated by subtracting income from discontinued operations, net of incomes taxes, from net income, by subtracting the gain on disposal of discontinued operations, net of income taxes, by adding interest expense and by adding income tax expense to net income. Adjusted EBITDA is calculated by adding depreciation and amortization from continuing operations to EBIT, by adding the net unrealized loss or subtracting the net unrealized gain on certain derivative instruments (foreign currency and bunker fuel hedges and the cross currency swap), to or from EBIT, respectively, by adding the foreign currency loss or subtracting the foreign currency gain on the vessel obligations to or from EBIT, respectively, by adding the net unrealized loss or subtracting the net unrealized gain on foreign denominated instruments to or from EBIT, respectively, and by subtracting the gain on asset sales from EBIT. These items have been adjusted because management excludes these amounts when evaluating the performance of Dole. For 2009, debt retirement costs in connection with Dole’s initial public offering are also added to EBIT in calculating Adjusted EBITDA. Net debt is calculated as total debt less cash and cash equivalents.

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

Results of Operations

Selected results of operations for the years ended January 1, 2011, January 2, 2010 and January 3, 2009 were as follows:

	Year Ended	Year Ended	Year Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
	(In thousands)

Revenues, net	$6,892,614	$6,778,521	$7,619,952
Operating income	193,674	351,746	274,618
Other income (expense), net	(63,641)	(24,727)	(14,066)
Interest expense	(163,950)	(205,715)	(174,485)
Income taxes	(13,394)	(22,684)	48,015
Earnings from equity method investments	7,364	10,100	6,388
Net income (loss)	(30,166)	88,033	122,849
Less: Net income attributable to noncontrolling interests	(3,958)	(3,948)	(1,844)
Net income (loss) attributable to shareholders of Dole Food Company, Inc.	(34,124)	84,085	121,005

Revenues

For the year ended January 1, 2011, revenues increased 2% to $6.9 billion from $6.8 billion in the prior year. Higher sales were reported in all three of Dole’s operating segments. Packaged foods sales increased $79.6 million as a result of higher volumes worldwide. Fresh vegetables sales increased $30.5 million due primarily to higher sales of packaged salads in North America and higher volumes in Asia fresh-packed vegetables. Fresh fruit sales increased slightly due to higher sales in the European ripening and distribution businesses, higher volumes of bananas sold in Asia and higher sales of citrus and other fresh fruit in Asia. These improvements were partially offset by lower volumes of bananas sold in North America and Europe as well as lower pricing in Asia. In addition, fresh fruit revenues were impacted by the sale of Dole’s Latin America box plants during the third and fourth quarters of 2009. The box plants contributed $110 million to revenues during 2009. Net favorable currency exchange movements in Dole’s selling locations resulted in higher revenues of approximately $26 million.

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

Operating Income

For the year ended January 1, 2011, operating income was $193.7 million compared to $351.7 million for the year ended January 2, 2010. Operating income for 2010 included a net benefit of $5.2 million due to asset sale and unrealized hedging gains, compared to a net benefit of $73.9 million for 2009 due to asset sale and unrealized hedging gains. Fresh fruit operating results decreased primarily as a result of lower banana and fresh pineapple earnings worldwide, as well as lower earnings in the European ripening and distribution businesses. Dole’s banana earnings were impacted by lower sales in North America and higher product costs in North America and Europe, as well as lower banana pricing in Asia. Fresh fruit operating results were also impacted by $32.7 million of restructuring and long-term receivables charges recorded in 2010. These factors were partially offset a $27.3 million benefit from an arbitration settlement involving faulty manufactured containers sold to Dole. Fresh vegetables operating results increased primarily due to improved pricing, favorable product mix, and lower product costs in Dole’s packaged salads business. Packaged foods operating results increased slightly due to higher earnings of FRUIT BOWLS and frozen fruit operations in North America and improved pricing for concentrate worldwide. This was partially offset by higher product and selling, marketing and general and administrative costs for worldwide packaged fruit. If foreign currency exchange rates in Dole’s significant foreign operations during the year ended January 1, 2011 had remained unchanged from those experienced during the year ended January 2, 2010, Dole estimates that its operating income would have been lower by approximately $4 million.

For the year ended January 2, 2010, operating income was $351.7 million compared to $274.6 million in 2008. Operating income in 2009 included a net benefit of $73.9 million from gains on asset sales and unrealized hedging gains, compared to a net benefit of $28.7 million in 2008 from gains on asset sales and net unrealized hedging gains. In addition, operating income in 2009 benefited from lower incentive compensation expense. In 2009, Dole’s operating performance did not meet the minimum threshold for incentive payments under Dole’s One-Year Management Incentive Plan. Packaged foods operating results increased primarily as a result of higher pricing, lower commodity costs (mainly fuel and plastic resin), lower shipping and distribution costs, lower levels of selling, general and administrative expenses and favorable foreign currency movements in Thailand and the Philippines. If foreign currency exchange rates in Dole’s significant foreign operations during 2009 had remained unchanged from those experienced during 2008, Dole estimates that its operating income would have been lower by approximately $31 million. Operating income in 2009 also included realized foreign currency transaction gains of $7 million and realized foreign currency hedge losses of $2 million. These improvements were partially offset by a decrease in fresh fruit operating income primarily due to lower earnings in the North America and Asia banana operations and European ripening and distribution business. North America banana earnings were impacted by higher product costs as a result of adverse weather conditions in Latin America. European ripening and distribution business earnings were lower due to lower sales and unfavorable euro foreign currency exchange movements. Lower fresh fruit operating income was partially offset by improved earnings in the Chilean deciduous fruit and Asia fresh pineapple businesses. Fresh vegetables operating results were relatively unchanged as improved performance in the fresh-packed vegetables business was offset by lower earnings in the packaged salads operations resulting from higher levels of marketing expenditures.

Other Income (Expense), Net

Other income (expense), net was expense of $63.6 million in 2010 compared to expense of $24.7 million in 2009. The change was due to an increase in unrealized losses of $46.2 million on Dole’s cross currency swap and an increase in unrealized losses of $1.2 million on Dole’s foreign denominated borrowings. These factors were partially offset by an increase in the foreign currency exchange gain on Dole’s British pound sterling denominated vessel obligation (“vessel obligation”) of $9 million.

Other income (expense), net was expense of $24.7 million in 2009 compared to expense of $14.1 million in 2008. The change was due to an increase in the unrealized foreign currency exchange loss on Dole’s vessel obligation of $27.6 million, a $5 million increase in debt issuance costs written off primarily associated with the March 2009 amendment of Dole’s senior secured credit facilities, and a $5 million increase in realized losses from foreign denominated borrowings. These factors were partially offset by a decrease in unrealized losses generated on Dole’s cross currency swap of $29.4 million.

The unrealized losses incurred during 2010 on Dole’s cross currency swap resulted from the Japanese yen strengthening against the U.S. dollar by 12%. The value of the cross currency swap will continue to fluctuate based on changes in the exchange rate and market interest rates until maturity in June 2011. Dole is exploring alternatives related to the maturity, and expects to enter into a transaction to unwind the swap through the sale of a future stream of Japanese yen cash flows without any upfront cash payment.

Interest Expense

Interest expense for the year ended January 1, 2011 was $164 million compared to $205.7 million in 2009. The decrease was primarily due to debt reduction due in part to Dole’s October 2009 initial public offering. In addition, interest expense benefitted from lower effective borrowing rates related to Dole’s March 2010 senior secured credit facilities amendments.

Interest expense for the year ended January 2, 2010 was $205.7 million compared to $174.5 million in 2008. The increase was primarily due to higher borrowing rates resulting from Dole’s March 2009 refinancing transactions.

Income Taxes

Dole recorded income tax expense of $13.4 million on $27.7 million of losses from continuing operations before income taxes for the year ended January 1, 2011, reflecting a (48.3%) effective tax rate for the year. Income tax expense decreased $9.3 million in 2010 compared to 2009 due primarily to lower earnings generated in certain foreign jurisdictions. The effective tax rate in 2009 was 23.2%. Dole’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions. For 2010, Dole’s income tax provision differs from the U.S. federal statutory rate applied to Dole’s pre-tax losses due to losses in certain foreign jurisdictions for which it is more likely than not that a tax benefit will not be realized which is partially offset by the reduction in Dole’s liability for unrecognized tax benefits, primarily attributable to the lapse of the statute of limitations relating to a state unrecognized tax benefit.

Income tax expense for the fiscal year 2009 increased by $71 million compared to 2008 due primarily to the favorable 2008 settlement of the federal income tax audit for the years 1995 to 2001. The effective tax rate in 2008 was (51.9%). For 2009, Dole’s income tax provision differs from the U.S. federal statutory rate applied to Dole’s pre-tax income primarily due to operations in foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate. For 2008, Dole’s income tax provision differed from the U.S. federal statutory rate applied to Dole’s pretax income due to the settlement of the federal income tax audit and operations in foreign jurisdictions that were taxed at a rate lower than the U.S. federal statutory rate, offset by the accrual for uncertain tax positions.

As of January 1, 2011, Dole has not provided for U.S. federal income and foreign withholding taxes on approximately $2.3 billion of the excess of the amount for financial reporting over the tax basis of investments that are essentially permanent in duration. Management believes that such excess at January 1, 2011 will remain indefinitely invested at this time. Although management believes that cash generated by its U.S. operations combined with accumulated previously taxed income will be sufficient to fund U.S. cash flow requirements in 2011, if significant differences arise between Dole’s anticipated and actual earnings estimates and cash flow requirements, Dole may be required to provide U.S. federal income tax and foreign withholding taxes on a portion of its anticipated fiscal 2011 foreign earnings. As a result, Dole’s overall effective tax rate may increase in fiscal 2011 versus the effective tax rate experienced in previous years.

Dole had federal deferred tax assets totaling $201 million at January 1, 2011 for which valuation allowances of approximately $54 million have been established. If additional U.S. losses are experienced by Dole, further valuation allowances will be required. The establishment of such valuation allowances would, all else being equal, result in increases to Dole’s effective tax rate in the periods recorded.

Internal Revenue Service Audit:  On August 27, 2009, the IRS completed its examination of Dole’s U.S. federal income tax returns for the years 2002-2005 and issued a Revenue Agent’s report (“RAR”) that includes various proposed adjustments, including with respect to the 2003 going-private merger transactions. The IRS is proposing that funding used in the going-private merger is taxable and that some related investment banking fees are not deductible. The net tax deficiency associated with the RAR is $122 million, plus interest. On October 27, 2009, Dole filed a protest letter vigorously challenging the proposed adjustments contained in the RAR and is pursuing resolution of these issues with the Appeals Division of the IRS. Dole believes, based in part upon the advice of its tax advisors, that its tax treatment of such transactions was appropriate. Although the timing and ultimate resolution of any issues arising from the IRS examination are uncertain and are subject to settlement on mutually agreeable terms at any time, at this time Dole believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $10 million to $40 million within the next twelve months, of which a portion may result in a cash payment.

“The Worker, Homeownership, and Business Assistance Act of 2009” signed into law on November 6, 2009, allows companies to carry back net operating losses for up to five years for losses incurred in taxable years beginning or ending in either 2008 or 2009. Dole estimates that this law effectively reduces the amount of the IRS claim from $122 million to $91 million. As noted, however, Dole is pursuing its objection to the proposed adjustments in the RAR.

There was no material impact to Dole’s current or deferred income taxes from legislation enacted in 2010; specifically, the “Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act,” “Education Jobs and Medicaid Assistance Act,” “Patient Protection and Affordable Care Act,” and the “Health Care and Education Reconciliation Act.”

Refer to Note 7 of the Consolidated Financial Statements for additional information about Dole’s income taxes.

Earnings from Equity Method Investments

Earnings from equity method investments for the year ended January 1, 2011 decreased to $7.4 million from $10.1 million in 2009. The decrease was primarily related to lower earnings generated by Compagnie Financière de Participations (“CF”), a company in which Dole holds a non-controlling 40% ownership interest. Lower earnings generated by CF were due in part to lower pricing in markets to which they sell.

Earnings from equity method investments for the year ended January 2, 2010 increased to $10.1 million from $6.4 million in 2008. The increase was primarily related to higher earnings generated by CF. Higher earnings generated by CF were due in part to its purchase of Dole’s JP Fresh and Dole France subsidiaries during the fourth quarter of 2008.

Historically equity earnings from CF have not been as significant to Dole as that experienced during fiscal 2009 and 2010.

Segment Results of Operations

Dole has three reportable operating segments: fresh fruit, fresh vegetables and packaged foods. These reportable segments are managed separately due to differences in their products, production processes, distribution channels and customer bases.

Dole’s management evaluates and monitors segment performance primarily through earnings before interest expense and income taxes (“EBIT”). EBIT is calculated by adding interest expense and income taxes to income (loss) from continuing operations, net of income taxes. Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to Dole as a whole. EBIT is not defined under U.S. GAAP and should not be considered in isolation or as a substitute for net income measures prepared in accordance with U.S. GAAP or as a measure of Dole’s profitability. Additionally, Dole’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate EBIT in the same fashion.

In the tables below, revenues from external customers and EBIT reflect only the results from continuing operations.

	2010	2009	2008
	(In thousands)

Revenues from external customers:
Fresh fruit	$4,715,468	$4,710,924	$5,401,145
Fresh vegetables	1,055,066	1,024,526	1,086,888
Packaged foods	1,121,417	1,041,853	1,130,791
Corporate	663	1,218	1,128

	$6,892,614	$6,778,521	$7,619,952

EBIT:
Fresh fruit	$122,091	$305,353	$305,765
Fresh vegetables	29,930	9,359	1,100
Packaged foods	106,960	105,491	70,984

Total operating segments	258,981	420,203	377,849
Corporate:
Unrealized loss on cross currency swap	(67,257)	(21,051)	(50,411)
Unrealized loss on foreign denominated instruments	(3,173)	(612)	(1,119)
Debt retirement costs in connection with initial public offering	—	(30,551)	—
Operating and other expenses	(44,959)	(54,504)	(52,924)

Total Corporate	(115,389)	(106,718)	(104,454)
Interest expense	(163,950)	(205,715)	(174,485)
Income taxes	(13,394)	(22,684)	48,015

Income (loss) from continuing operations, net of income taxes	$(33,752)	$85,086	$146,925

2010 Compared with 2009

Fresh Fruit:  Fresh fruit revenues in 2010 increased slightly from revenues in 2009. Excluding fiscal 2009 box plant sales of $110 million, fresh fruit revenues increased $114.5 million. Banana sales increased as a result of higher volumes sold in Asia partially offset by lower volumes sold in North America and Europe as well as lower pricing in Asia. European ripening and distribution revenues increased $33 million primarily as a result of higher local pricing, higher volumes sold in Germany and Italy and favorable Swedish krona foreign currency exchange movement, partially offset by unfavorable euro foreign currency exchange movements. Revenues also increased due to higher sales of citrus and other fresh fruit in Asia. Chilean deciduous fruit revenues increased primarily as a result of improved pricing and higher volumes. Net favorable foreign currency exchange movements in Dole’s foreign selling locations resulted in higher revenues of approximately $18 million during 2010.

Dole’s fresh fruit segment EBIT is significantly impacted by certain items, which are included in the table below:

	2010	2009
	(In thousands)

Fresh fruit products	$121,985	$248,583
Charges for restructuring and long-term receivables	(32,748)	—
Gain on arbitration settlement, net	27,271	—
Unrealized gain (loss) on foreign currency and fuel hedges	(47)	11,924
Foreign currency exchange gain (loss) on vessel obligations	2,677	(6,326)
Net unrealized gain (loss) on foreign denominated instruments	(64)	8
Gains on asset sales	3,017	51,164

Total Fresh fruit EBIT	$122,091	$305,353

Fresh fruit EBIT in 2010 decreased to $122.1 million from $305.4 million in 2009. Fresh fruit products earnings in 2010 decreased to $122 million from $248.6 million in 2009. Banana EBIT in 2010 was lower primarily due to higher fruit costs in North America and Europe and lower local pricing in Europe and Asia. Higher fruit costs resulted from increased contract prices from Latin American growers and higher production costs from company-owned farms as adverse weather conditions in Latin America impacted banana production yields. Lower EBIT was reported in the European ripening and distribution business primarily due to higher product costs and lower earnings generated from Dole’s equity method investments. Fresh pineapple EBIT decreased worldwide primarily as a result of higher fruit and shipping costs. Fresh fruit EBIT benefitted $15 million from lower distribution costs as a result of the 2010 EU banana tariff settlement agreements. Any benefit to EBIT from the tariff agreement in the future will be dependent on a number of market factors including volumes and local pricing. If foreign currency exchange rates in Dole’s significant fresh fruit foreign operations during 2010 had remained unchanged from those experienced during 2009, Dole estimates that fresh fruit EBIT would have been lower by $13 million. Fresh fruit EBIT in 2010 included realized foreign currency transaction losses of $4 million and realized foreign currency hedges gains of $4 million

Fresh Vegetables:  Fresh vegetables revenues for 2010 increased 3% to $1.06 billion from $1.02 billion in 2009. Higher revenues in the packaged salads business resulted from a favorable change in product mix due to a shift in sales from lower to higher priced products, improved volumes and higher pricing. Revenues in the Asia fresh-packed vegetable business increased primarily due to higher volumes sold and favorable Japanese yen foreign currency exchange movements. North America fresh-packed vegetables revenues decreased slightly as lower pricing of iceberg and romaine lettuce was partially offset by higher sales of strawberries.

Fresh vegetables EBIT for 2010 increased to $30 million from $9.4 million in 2009. EBIT in 2009 benefitted from a gain of $9.2 million from the sale of vegetable property in California. EBIT excluding the gain increased $29.8 million primarily due to favorable product mix, improved pricing, lower raw material costs, and continued production efficiencies in Dole’s packaged salads business. In addition, packaged salads EBIT benefitted from a $5.3 million settlement with a fresh vegetables supplier. Fresh-packed vegetables business EBIT for 2010 was comparable to 2009.

Packaged Foods:  Packaged foods revenues for 2010 increased 8% to $1.12 billion from $1.04 billion in 2009. Revenues increased primarily due to higher volumes of packaged fruit sold worldwide and frozen fruit sold in North America. In addition, revenue benefited from higher sales of concentrate worldwide and FRUIT BOWLS® in North America. Packaged foods volumes grew in part due to the introduction of new products worldwide including fruit crisps and fruit bites in North America and mandarin oranges in Asia. Net favorable foreign currency exchange movements in Dole’s foreign selling locations resulted in higher revenues of approximately $8 million during the year ended January 1, 2011.

Packaged foods EBIT for 2010 increased to $107 million from $105.5 million in 2009. The increase in EBIT was primarily due to higher volumes and pricing of FRUIT BOWLS sold in North America, higher pricing of concentrate worldwide and lower product costs in Dole’s frozen fruit operations. These factors were partially offset by higher selling, marketing and general and administrative expenses. In addition, EBIT was impacted by higher product costs in the packaged fruit business as a result of higher commodity costs (tinplate, sugar, and fuel) and unfavorable foreign currency exchange movements in Thailand and the Philippines, where product is sourced. If foreign currency exchange rates in Dole’s packaged foods foreign operations during 2010 had remained unchanged from those experienced during 2009, Dole estimates that packaged foods EBIT would have been higher by approximately $9 million.

Corporate:  Corporate EBIT includes general and administrative costs not allocated to the operating segments. Corporate EBIT in 2010 was a loss of $115.4 million compared to a loss of $106.7 million in 2009. The change in EBIT was primarily due to an increase in unrealized losses of $46.2 million generated on Dole’s cross currency swap, partially offset by the absence of $30.6 million of debt retirement costs incurred in connection with Dole’s 2009 IPO, and lower general and administrative expenses.

2009 Compared with 2008

Fresh Fruit:  Fresh fruit revenues in 2009 decreased 13% to $4.7 billion from $5.4 billion in 2008. Excluding 2008 sales from Dole’s divested businesses in the European ripening and distribution operations of $382 million and the additional week of revenues generated in 2008 of $75 million, fresh fruit revenues decreased 5%. European ripening and distribution revenues from businesses not divested decreased $254 million during 2009 primarily as a result of unfavorable euro and Swedish krona foreign currency exchange movements and lower volumes sold in Germany and Sweden. Banana sales were relatively unchanged as higher sales of bananas in North America and Asia, resulting from improved pricing, were offset by lower sales in Europe due to planned volume reductions. The reductions in volumes were in anticipation of lower pricing as a result of significant availability of product in the market. Fresh pineapples sales increased $11 million mainly due to higher volumes sold in North America and Europe. Chilean deciduous fruit sales decreased $44 million primarily due to lower pricing and lower carton plant sales. Net unfavorable foreign currency exchange movements in Dole’s foreign selling locations resulted in lower revenues of approximately $102 million during 2009.

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

Fresh Vegetables:  Fresh vegetables revenues for 2009 decreased 6% to $1.02 billion from $1.09 billion in 2008. Revenues in the packaged salads business decreased primarily due to lower sales volumes, lower fuel and transportation related surcharges and a shift in sales from higher to lower priced products. Lower sales in the North America fresh-packed vegetables business resulted from lower sales volumes of its major product lines.

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

Discontinued Operations

During the second quarter of 2008, Dole approved and committed to a formal plan to divest its fresh-cut flowers business. During the first quarter of 2009, the operations and the majority of the related assets of this business were sold. During the third quarter of 2010, Dole sold a building and a farm located in Colombia to the buyer of Dole’s fresh-cut flowers business. In addition, Dole recorded a $1.2 million write-down during 2010 related to land in Colombia.

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

The operating results of fresh-cut flowers and Citrus for fiscal 2010, 2009 and 2008 are reported in the following table:

	Fresh-Cut Flowers	Citrus	Total
	(In thousands)

2010
Revenues	$1,347	$—	$1,347

Income before income taxes	$790	$—	$790
Income taxes	(161)	—	(161)

Income from discontinued operations, net of income taxes	$629	$—	$629

Gain on disposal of discontinued operations, net of income taxes	$2,957	$—	$2,957

2009
Revenues	$4,154	$—	$4,154

Income before income taxes	$1,160	$—	$1,160
Income taxes	479	—	479

Income from discontinued operations, net of income taxes	$1,639	$—	$1,639

Gain on disposal of discontinued operations, net of income taxes	$1,308	$—	$1,308

2008
Revenues	$106,919	$5,567	$112,486

Loss before income taxes	$(43,235)	$(1,408)	$(44,643)
Income taxes	16,936	316	17,252

Loss from discontinued operations, net of income taxes	$(26,299)	$(1,092)	$(27,391)

Gain on disposal of discontinued operations, net of income taxes	$—	$3,315	$3,315

Fresh-Cut Flowers

2009 Compared with 2008:  Fresh-cut flowers income before income taxes in 2009 increased to $1.2 million compared to a loss of $43.2 million in 2008. As a result of the January 16, 2009 sale of the operating assets of the flowers business, fresh-cut flowers operating results for 2009 consisted of only two weeks of operations compared to fifty-three weeks during 2008. In connection with the sale, Dole received cash proceeds of $21 million and recorded a note receivable of $8.3 million, which was due January 2011. Dole is currently renegotiating with the buyer the terms of the note, including the timing of payment and the interest rate. Dole recorded a gain of $1.3 million on the sale.

Liquidity and Capital Resources

CASH REQUIREMENTS:

The following table summarizes Dole’s contractual obligations and commitments at January 1, 2011:

	Payments Due by Period
	Less Than			After
	1 Year	1-2 Years	3-4 Years	4 Years	Total
	(In thousands)

Contractual obligations:
Fixed rate debt	$888	$159,125	$230,814	$315,680	$706,507
Variable rate debt	8,361	16,722	16,722	788,024	829,829
Notes payable	31,922	—	—	—	31,922
Capital lease obligations	3,021	6,793	6,523	43,215	59,552
Cross currency swap	130,380	—	—	—	130,380
Non-cancelable operating lease commitments	159,362	175,968	54,940	77,806	468,076
Purchase obligations	784,505	809,797	222,391	63,446	1,880,139
Minimum required pension funding	28,092	51,492	45,140	79,335	204,059
Postretirement benefit payments	4,051	7,826	7,474	15,959	35,310
Interest payments on fixed and variable rate debt	119,098	221,420	142,314	5,877	488,709

Total contractual cash obligations	$1,269,680	$1,449,143	$726,318	$1,389,342	$4,834,483

Short-Term Borrowings:  Dole’s short term debt borrowings consist primarily of notes payables to finance current operations. The terms of these borrowings range from one month to three months. Dole’s notes payable at January 1, 2011 consist primarily of foreign borrowings in Asia and Latin America. The notes payable balance did not fluctuate significantly during the fiscal year. The weighted average interest rate on notes payable was 3.5% at January 1, 2011.

Long-Term Debt:  Details of amounts included in long-term debt can be found in Note 12 of the Consolidated Financial Statements. The table assumes that long-term debt is held to maturity. The variable rate maturities include amounts payable under Dole’s senior secured credit facilities.

Capital Lease Obligations:  Dole’s capital lease obligations include $57 million related to two vessel leases. The obligations under these leases, which continue through 2026, are denominated in British pound sterling. The lease obligations are presented in U.S. dollars at the exchange rate in effect on January 1, 2011 and therefore will continue to fluctuate based on changes in the exchange rate.

Operating Lease Commitments:  Dole has obligations under cancelable and non-cancelable operating leases, primarily for land, machinery and equipment, vessels and containers and office and warehouse facilities. The leased assets are used in Dole’s operations where leasing offers advantages of operating flexibility and is less expensive than alternate types of funding. A significant portion of Dole’s operating lease payments are fixed. Lease payments are charged to operations, primarily through cost of products sold. Total rental expense, including rent related to cancelable and non-cancelable leases, was $185.9 million, $199.6 million and $204.2 million (net of sublease income of $16.3 million, $14.7 million and $17.1 million) for 2010, 2009 and 2008, respectively.

Dole and Castle and Cooke, Inc. are parties to a corporate aircraft lease agreement in which the parties are responsible for 68% and 32%, respectively, of all obligations. The corporate aircraft lease agreement includes a residual value guarantee of up to $7 million of which Dole’s share is $4.8 million at the termination of the lease in 2018. Dole does not currently anticipate any future payments related to this residual value guarantee.

Cross Currency Swap:  As of January 1, 2011 Dole’s cross currency swap had a liability of $130.4 million. The cross currency swap matures in June 2011 at which time the liability will come due. Dole is exploring alternatives related to the maturity, and expects to enter into a transaction to unwind the swap through the sale of a future stream of Japanese yen cash flows without any upfront cash payment.

Purchase Obligations:  In order to secure sufficient product to meet demand and to supplement Dole’s own production, Dole enters into non-cancelable agreements with independent growers, primarily in Latin America and North America, to purchase substantially all of their production subject to market demand and product quality. Prices under these agreements are generally tied to prevailing market rates and contract terms range from one to ten years. Total purchases under these agreements were $637.3 million, $563.1 million and $658.8 million for 2010, 2009 and 2008, respectively.

In order to ensure a steady supply of packing supplies and to maximize volume incentive rebates, Dole enters into contracts for the purchase of packing supplies; some of these contracts run through 2013. Prices under these agreements are generally tied to prevailing market rates. Purchases under these contracts for 2010, 2009 and 2008 were approximately $190.4 million, $168.9 million and $292.6 million, respectively.

Interest Payments on Fixed and Variable Rate Debt:  Commitments for interest expense on debt, including capital lease obligations, were determined based on anticipated annual average debt balances, after factoring in mandatory debt repayments. Interest expense on variable-rate debt has been based on the prevailing interest rates at January 1, 2011. For the secured term loan facilities, interest payments reflect the impact of both the interest rate swap and cross currency swap. No interest payments were calculated on the notes payable due to the short term nature of these instruments. As of January 1, 2011, the secured and unsecured notes and debentures as well as the secured term loans and revolving credit facility will mature at various times between 2013 and 2017. See “Page 37— Recent Transactions Affecting Liquidity and Capital Resources.”

Other Obligations and Commitments:  Dole has obligations with respect to its pension and other postretirement benefit (“OPRB”) plans. During 2010, Dole contributed $12.3 million to its qualified U.S. pension plan. These contributions were made to comply with minimum funding requirements under the Internal Revenue Code as amended by the Pension Protection Act of 2006. Dole expects to contribute $15.3 million to its U.S. qualified plan during 2011. Dole also has nonqualified U.S. and international pension and OPRB plans. During 2010, Dole made payments of $27.1 million related to these pension and OPRB plans. Dole expects to make payments of $16.8 million related to these plans in 2011. The table includes pension and other postretirement payments through 2020. See Note 13 to the Consolidated Financial Statements.

Dole has numerous collective bargaining agreements with various unions covering approximately 37% of Dole’s hourly full-time and seasonal employees. Of the unionized employees, 50% are covered under collective bargaining agreements that will expire within one year and the remaining 50% are covered under collective bargaining agreements expiring beyond the upcoming year. These agreements are subject to periodic negotiation and renewal. Failure to renew any of these collective bargaining agreements may result in a strike or work stoppage; however management does not expect that the outcome of these negotiations and renewals will have a material adverse impact on Dole’s financial condition or results of operations.

Dole had approximately $132 million of total gross unrecognized tax benefits, including interest and penalties at January 1, 2011. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors. Although the amount and timing of any future payments is uncertain, Dole believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $10 million to $40 million within the next twelve months, of which a portion may result in a cash payment. See Note 7 to the Consolidated Financial Statements.

SOURCES AND USES OF CASH:

	2010	2009	2008
	(In thousands)

Cash flow provided by (used in):
Operating activities	$147,639	$282,952	$44,563
Investing activities	(69,917)	84,405	141,142
Financing activities	(29,371)	(340,695)	(185,520)
Foreign currency impact	2,126	2,179	(6,417)

Increase (decrease) in cash	$50,477	$28,841	$(6,232)

Overview

As of January 1, 2011, Dole had a cash balance of $170 million and an ABL revolver borrowing base of $254.2 million. After taking into account approximately $141 million of outstanding letters of credit issued under the ABL revolver, Dole had approximately $113.2 million available for borrowings as of January 1, 2011. The ABL revolver is secured by and is subject to a borrowing base consisting of up to 85% of eligible accounts receivable plus a predetermined percentage of eligible inventory, as defined in the credit facility. During the third quarter of 2010, Dole’s $100 million pre-funded letter of credit facility expired and all of the outstanding letters of credit and bank guarantees were transferred to Dole’s ABL revolver. Dole entered into a €45 million ($59.8 million) letter of credit facility during the third quarter of 2010 to support the bank guaranty issued in the same amount for the 2009 European Commission fine.

At January 1, 2011, Dole had total outstanding long-term borrowings of $1.56 billion, consisting primarily of $155 million of unsecured debentures due 2013 and $1.41 billion of secured debt (consisting primarily of notes, net of debt discount, term loan facilities and capital lease obligations). Amounts outstanding under the term loan facilities were $829.8 million at January 1, 2011.

The ABL revolver and term loan facilities are collateralized by substantially all of our tangible and intangible assets, including certain capital stock of our subsidiaries, but excluding certain intercompany debt, certain equity interests and each of our U.S. manufacturing plants and processing facilities that has a net book value exceeding 1% of our net tangible assets.

In addition to amounts available under the revolving credit facility, Dole’s subsidiaries have uncommitted lines of credit of approximately $126.3 million at various local banks, of which $90.6 million was available at January 1, 2011. These lines of credit are used primarily for short-term borrowings, foreign currency exchange settlement and the issuance of letters of credit or bank guarantees. Several of Dole’s uncommitted lines of credit expire in 2011 while others do not have a commitment expiration date. These arrangements may be cancelled at any time by Dole or the banks. Dole’s ability to utilize these lines of credit may be impacted by the terms of its senior secured credit facilities and bond indentures.

Dole’s management believes that available borrowings under our revolving credit facility and subsidiaries’ uncommitted lines of credit, together with our existing cash balances, future cash flow from operations, planned asset sales and access to capital markets, will enable Dole to meet its working capital, capital expenditure, debt maturity and other commitments and funding requirements over the next twelve months. Dole management’s plan is dependent upon the occurrence of future events which will be impacted by a number of factors including the availability of refinancing, the general economic environment in which Dole operates, Dole’s ability to generate cash flows from its operations, and Dole’s ability to attract buyers for assets being marketed for sale. Factors impacting Dole’s cash flow from operations include, but are not limited to, items such as commodity prices, interest rates and foreign currency exchange rates, among other things, as more fully set forth in Item 1A, Risk Factors, in this Form 10-K.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $147.6 million in 2010 compared to cash flows provided by operating activities of $283 million in the prior year. The change was primarily due to lower net income, higher receivables due in part to timing of collections, higher levels of inventory purchases and lower levels of accrued liabilities. These factors were partially offset by higher levels of accounts payable as well as $32.5 million related to the container arbitration settlement and fresh vegetables supplier settlement. Cash flows provided by operations in 2009 were $283 million compared to cash flows provided by operating activities of $44.6 million in 2008. The improvement was primarily due to better working capital management. Improvement of working capital was due to significantly better collections of receivables and lower levels of raw materials and supplies inventory balances due in part to lower commodity costs.

Cash Flows from Investing Activities

Cash flows used in investing activities were $69.9 million in 2010 compared to cash flow provided by investing activities of $84.4 million in the prior year. The change was mainly due to a decrease in cash proceeds received from the sale of assets of $113.7 million and higher capital expenditures of $36.2 million. Cash flows provided by investing activities decreased to $84.4 million in 2009 from $141.1 million in 2008. The decrease was mainly due to lower cash proceeds received from the sale of assets and $23.3 million related to a collateral agreement associated with Dole’s cross currency and interest rate swap instruments, partially offset by $33.9 million of lower capital expenditures. Dole currently estimates that its 2011 capital additions will be approximately $100 million.

Cash Flows from Financing Activities

Cash flows used in financing activities decreased to $29.4 million in 2010 from $340.7 million in the prior year. The decrease was mainly due to $284.5 million of lower debt repayments, net of borrowings compared to 2009, as well as lower dividend payments. Cash flows used in financing activities increased to $340.7 million in 2009 from $185.5 million in 2008. The increase was mainly due to $478.9 million of higher debt repayments, net of borrowings compared to 2008. Cash proceeds received from the IPO and asset sales, together with operating cash flow improvements in 2009 allowed Dole to reduce its debt balances, including the $85 million of debt assumed in connection with the IPO restructuring transactions.

Dividends, Capital Contributions and Return of Capital:  During 2009, Dole declared and paid a dividend of $15 million to its former parent, DHM Holding Company, Inc (“Holdings”). Dole’s ability to declare and pay future dividends is subject to limitations contained in its senior secured credit facilities and bond indentures. At present, under such limitations, Dole could not declare or pay dividends exceeding $25 million in the aggregate.

Recent Transactions Affecting Liquidity and Capital Resources

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

On March 2, 2010, Dole called for redemption of all the remaining 8.875% 2011 Notes (“2011 Notes”). On April 1, 2010, Dole redeemed the remaining $70 million of the 2011 Notes outstanding with proceeds from the senior secured credit facilities amendments. The amendments and the related redemption of the 2011 Notes extended Dole’s nearest maturities to 2013.

Refer to Note 12 of the Consolidated Financial Statements for additional details of Dole’s outstanding debt.

Guarantees, Contingencies and Debt Covenants

Dole is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to Dole’s operations. At January 1, 2011, guarantees of $2.2 million consisted primarily of amounts advanced under third-party bank agreements to independent growers that supply Dole with product. Dole had cash on deposit at January 1, 2011 of $10.2 million securing the indebtedness of a fruit supplier. Dole has not historically experienced any significant losses associated with these guarantees.

Dole issues letters of credit and bank guarantees through its ABL revolver and, in addition, separately through major banking institutions. Dole also provides insurance company issued bonds. These letters of credit, bank guarantees and insurance company bonds are required by certain regulatory authorities, suppliers and other operating agreements. As of January 1, 2011, total letters of credit, bank guarantees and bonds outstanding under these arrangements were $234.6 million, of which $59.8 million was issued under Dole’s European letter of credit facility.

Dole also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. Dole guaranteed $237.9 million of its subsidiaries’ obligations to their suppliers and other third parties as of January 1, 2011.

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

As disclosed in Note 19 to the Consolidated Financial Statements, Dole is subject to legal actions, most notably related to Dole’s prior use of the agricultural chemical dibromochloropropane, or “DBCP.” Although no assurance can be given concerning the outcome of these cases, in the opinion of management, after consultation with legal counsel and based on past experience defending and settling DBCP claims, the pending lawsuits are not expected to have a material adverse effect on Dole’s business, financial condition or results of operations.

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

In addition, as a result of the March 2, 2010 amendments to Dole’s senior secured credit facilities, Dole is subject to a maximum total leverage and a minimum interest coverage ratio. At January 1, 2011, Dole’s total leverage ratio was 4.1x and interest coverage ratio was 2.44x as compared with the required maximum total leverage ratio of 4.75x and the minimum interest coverage ratio of 1.75x.

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

Grower Advances:  Dole makes advances to third-party growers primarily in Latin America and Asia for various farming needs. Some of these advances are secured with property or other collateral owned by the growers. Dole monitors these receivables on a regular basis and records an allowance for these grower receivables based on estimates of the growers’ ability to repay advances and the fair value of the collateral. These estimates require significant judgment because of the inherent risks and uncertainties underlying the growers’ ability to repay these advances. These factors include weather-related phenomena, government-mandated fruit prices, market responses to industry volume pressures, grower competition, fluctuations in local interest rates, economic crises, security risks in developing countries, political instability, outbreak of plant disease, inconsistent or poor farming practices of growers, and foreign currency fluctuations. The aggregate amounts of grower advances made during fiscal years 2010, 2009 and 2008 were approximately $169.5 million, $185.3 million and $170.7 million, respectively. Net grower advances receivable were $48.6 million and $48.6 million at January 1, 2011 and January 2, 2010, respectively.

Long-Lived Assets:  Dole’s long-lived assets consist of 1) property, plant and equipment and amortized intangibles and 2) goodwill and indefinite-lived intangible assets.

1) Property, Plant and Equipment and Amortized Intangibles:  Dole depreciates property, plant and equipment and amortizes intangibles principally by the straight-line method over the estimated useful lives of these assets. Estimates of useful lives are based on the nature of the underlying assets as well as Dole’s experience with similar assets and intended use. Estimates of useful lives can differ from actual useful lives due to the inherent uncertainty in making these estimates. This is particularly true for Dole’s significant long-lived assets such as land improvements, buildings, farming machinery and equipment, vessels and containers and customer relationships. Factors such as the conditions in which the assets are used, availability of capital to replace assets, frequency of maintenance, changes in farming techniques and changes to customer relationships can influence the useful lives of these assets. Refer to Notes 10 and 11 of the Consolidated Financial Statements for a summary of useful lives by major asset category and for further details on Dole’s intangible assets, respectively. Dole incurred depreciation expense from continuing operations of approximately $110.4 million, $115.8 million and $133.4 million in 2010, 2009 and 2008, respectively, and amortization expense of approximately $3.8 million, $3.8 million and $4.3 million in fiscal 2010, 2009 and 2008.

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

During the fourth quarter of 2010, Dole performed an interim impairment test of its Fresh Fruit reporting unit which was triggered by a decline in its operating results. Dole tested approximately $275 million of goodwill that is allocated to this reporting unit, and the results of this test indicated that the fair value of the reporting unit exceeded its book value by more than 10%. While Dole believes that its goodwill was not impaired at January 1, 2011, Dole will continue to closely monitor its market capitalization, along with other operational performance measures and general economic conditions, for indicators of impairment of Dole’s goodwill.

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

At January 1, 2011, management’s estimates of future taxable income to recover its existing U.S. federal deferred tax assets totaling approximately $201 million are principally related to the realization of income on appreciated non-core assets, including income to be generated from the reversal of the related existing taxable temporary differences upon the sale of such assets. Although Dole’s management currently believes it will be able to sell such assets in amounts sufficient to realize its U.S. federal deferred tax assets, the ultimate sale prices for such assets are dependent on future market conditions and may vary from those currently expected. If Dole is unable to sell such assets at the amounts currently anticipated, additional valuation allowances would be necessary which would result in the recognition of additional income tax expense in Dole’s consolidated statements of operations.

Significant judgment is required in determining income tax provisions under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), and in evaluating tax positions. Dole establishes additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain positions that do not meet the minimum probability threshold, as defined by ASC 740, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, Dole and its subsidiaries are examined by various federal, state and foreign tax authorities. Dole’s management regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes. Dole’s management continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

Refer to Note 7 of the Consolidated Financial Statements for additional information about Dole’s income taxes.

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

Pension obligations and expenses are most sensitive to the expected return on pension plan assets and discount rate assumptions. OPRB obligations and expenses are most sensitive to discount rate assumptions and health care cost trend rates. Dole’s management determines the expected return on pension plan assets based on an expectation of average annual returns over an extended period of years for the asset classes in which the plan’s assets are invested. In the absence of a change in Dole’s asset allocation or investment philosophy, this estimate is not expected to vary significantly from year to year. Dole’s 2010 and 2009 pension expense was determined using an expected rate of return on U.S. plan assets of 8%. At January 1, 2011, Dole’s U.S. pension plan investment portfolio was invested approximately 55% in equity securities, 41% in fixed income securities and 4% in private equity and venture capital funds. A 25 basis point change in the expected rate of return on pension plan assets would impact annual pension expense by $0.5 million.

The discount rate of 5.0% in 2010 and 5.5% in 2009 for Dole’s qualified U.S. pension plan was determined based on a hypothetical portfolio of high-quality, non-callable, zero-coupon bonds with amounts and maturities that match the projected future benefit payments from that plan. Discount rates for Dole’s other U.S. plans were determined in a similar manner. A 25 basis point decrease in the assumed discount rate would increase the projected benefit obligation for the U.S. plans by $8 million and increase the annual expense by $0.4 million.

Dole’s foreign pension plans’ weighted average discount rate was 7.1% and 7.7% for 2010 and 2009, respectively. A 25 basis point decrease in the assumed discount rate of the foreign plans would increase the projected benefit obligation by approximately $2.4 million and increase the annual expense by approximately $0.2 million.

While management believes that the assumptions used are appropriate, actual results may differ materially from these assumptions. These differences may impact the amount of pension and other postretirement obligations and future expense. Refer to Note 13 of the Consolidated Financial Statements for additional details of Dole’s pension and other postretirement benefit plans.

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

Recently Adopted and Recently Issued Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for information regarding Dole’s adoption of recently issued accounting pronouncements.

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

Several Latin American countries challenged the legality of aspects of this trade regime by initiating proceedings in the Dispute Settlement Body (“DSB”) at the World Trade Organization (“WTO”). The DSB issued final rulings against the EU on November 27, 2008, concluding that the 176 euro per metric ton tariff imposed was legally inconsistent with WTO trade rules. The DSB also considered whether the zero tariff reserved for ACP countries was legally inconsistent with WTO trade rules but recognized that, with the current entry into force of Economic Partnership Agreements between the EU and ACP countries, ACP bananas now may have duty-free, quota-free access to the EU market.

In light of these WTO rulings against the tariff only regime as implemented, the EU proposed a settlement to the Latin American banana producing countries (Brazil, Colombia, Costa Rica, Ecuador, Guatemala, Honduras, Mexico, Nicaragua, Peru, Panama, and Venezuela) in resolution of the dispute. The settlement provided for a gradual tariff reduction from 148 euros per metric ton in 2010 to a final tariff of 114 euro per metric ton on January 1, 2017 or January 1, 2019 (the 2019 date applies if no further trade agreements are reached in the ongoing Doha Development Agenda global trade discussions). The EU also entered into a settlement with the U.S. and agreed that the EU will maintain a non-discriminatory, tariff-only regime for the importation of bananas.

The settlement was accepted and initialed by the EU, the U.S., and 11 Latin American banana producing countries on December 15, 2009 and was approved through a plenary vote of the European Parliament on February 3, 2011. Pending Parliamentary approval, the terms of the settlement have been provisionally applied since December 15, 2009.

Dole recorded tariff refunds of $8 million for the period from December 15, 2009 through June 8, 2010, of which $6 million was collected. Dole expects the remaining balance to be collected during the first quarter of 2011. The lower tariff rates benefitted fiscal 2010 EBIT by an additional amount of approximately $7 million.

In addition, the EU has negotiated several free trade areas agreements (“FTA”) which will allow for an even lower import tariff on specified volumes of banana exports from certain countries. An EU-Colombia-Peru FTA has been negotiated and an EU-Central America (i.e., Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua and Panama) FTA has been negotiated. Both of these FTAs must be ratified by the European Parliament before they come into effect. Ecuador has not yet negotiated an FTA with the EU on bananas and may not benefit, like the other Latin American countries party to an FTA, unless a similar FTA can be negotiated with the EU. Dole continues to monitor these developments but cannot yet anticipate how, or if, they will be implemented.

Derivative Instruments and Hedging Activities:  Dole uses derivative instruments to hedge against fluctuations in interest rates, foreign currency exchange rate movements and bunker fuel prices. Dole does not utilize derivatives for trading or other speculative purposes.

During the first quarter of 2010, Dole designated the majority of its foreign currency derivative instruments as cash flow hedges in accordance with guidance provided by FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). As a result, changes in fair value of the foreign currency derivative instruments since hedge designation, to the extent effective, are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) in the consolidated balance sheet and are reclassified into earnings in the same period the underlying transactions affect earnings.

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

Dole has not designated its cross currency swap as a cash flow hedge, as a result all realized and unrealized gains and losses are recorded in other income (expense).

Unrealized gains (losses) on Dole’s foreign currency and bunker fuel hedges and the cross currency swap by reporting segment, all of which was recorded in Dole’s consolidated statement of operations were as follows:

	Year Ended January 1, 2011
	Foreign	Bunker	Cross	Interest
	Currency	Fuel	Currency	Rate
	Hedges	Hedges	Swap	Swap	Total
	(In thousands)

Fresh fruit	$(1,129)	$1,082	$—	$—	$(47)
Packaged foods	2,205	—	—	—	2,205
Corporate	—	—	(67,257)	12,266	(54,991)

	$1,076	$1,082	$(67,257)	$12,266	$(52,833)

	Year Ended January 2, 2010
	Foreign	Bunker	Cross	Interest
	Currency	Fuel	Currency	Rate
	Hedges	Hedges	Swap	Swap	Total
	(In thousands)

Fresh fruit	$7,843	$4,081	$—	$—	$11,924
Packaged foods	710	—	—	—	710
Corporate	—	—	(21,051)	—	(21,051)

	$8,553	$4,081	$(21,051)	$—	$(8,417)

	Year Ended January 3, 2009
	Foreign	Bunker	Cross	Interest
	Currency	Fuel	Currency	Rate
	Hedges	Hedges	Swap	Swap	Total
	(In thousands)

Fresh fruit	$4,074	$(4,325)	$—	$—	$(251)
Packaged foods	1,928	—	—	—	1,928
Corporate	—	—	(50,411)	—	(50,411)

	$6,002	$(4,325)	$(50,411)	$—	$(48,734)

For information regarding Dole’s derivative instruments and hedging activities, refer to Note 17 to the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

As of January 1, 2011, Dole had $680.7 million of fixed-rate debt, $2.5 million of fixed-rate capital lease obligations and $9.1 million of other debt with a combined weighted average interest rate of 10.0% and a fair value of $786.5 million. Dole currently estimates that a 100 basis point increase in prevailing market interest rates would decrease the fair value of its fixed-rate debt by approximately $24 million.

As of January 1, 2011, Dole had the following variable-rate arrangements: $822.4 million of variable-rate debt with a weighted average interest rate of 5.05% and $57 million of variable-rate capital lease obligations with a weighted average interest rate of 2.4%. Interest expense under the majority of these arrangements is based on the London Interbank Offered Rate (“LIBOR”). Dole currently estimates that a 100 basis point increase in LIBOR would lower pretax income by approximately $9 million.

As part of Dole’s strategy to manage the level of exposure to fluctuations in interest rates, Dole entered into an interest rate swap agreement that effectively converted $320 million of variable-rate term loan debt to a fixed-rate basis. The interest rate swap fixed the interest rate at 7.2%. The paying and receiving rates under the interest rate swap were 5.5% and 0.3% as of January 1, 2011. The fair value of the interest rate swap at January 1, 2011 was a liability of $11.3 million.

Dole also executed a cross currency swap to synthetically convert $320 million of term loan debt into Japanese yen denominated debt in order to effectively lower the U.S. dollar fixed interest rate of 7.2% to a Japanese yen interest rate of 3.6%. The fair value of the cross currency swap was a liability of $128.8 million at January 1, 2011. The cross currency swap matures in June 2011 at which time the liability will come due. Dole is exploring alternatives related to the maturity, and expects to enter into a transaction to unwind the swap through the sale of a future stream of Japanese yen cash flows without any upfront cash payment.

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

Dole has significant sales denominated in Japanese yen as well as European sales denominated primarily in euro and Swedish krona. Product and shipping costs associated with a significant portion of these sales are U.S. dollar-denominated. In 2010, Dole had approximately $700 million of annual sales denominated in Japanese yen, $1.3 billion of annual sales denominated in euro, and $470 million of annual sales denominated in Swedish krona. If U.S. dollar exchange rates versus the Japanese yen, euro and Swedish krona during 2010 had remained unchanged from 2009, Dole’s revenues would have been higher by approximately $3 million primarily due to the weakening of the euro offset by the strengthening Swedish krona and Japanese Yen. Operating income would have been lower by approximately $19 million, excluding the impact of hedges, due primarily to the strengthening of the Japanese yen. In addition, Dole currently estimates that a 10% strengthening of the U.S. dollar relative to the Japanese yen, euro and Swedish krona would lower operating income by approximately $34 million, excluding the impact of foreign currency exchange hedges.

Dole sources the majority of its products in foreign locations and accordingly is exposed to changes in exchange rates between the U.S. dollar and currencies in these sourcing locations. Dole’s exposure to exchange rate fluctuations in these sourcing locations is partially mitigated by entering into U.S. dollar denominated contracts for third-party purchased product and most other major supply agreements, including shipping contracts. However, Dole is still exposed to those costs that are denominated in local currencies. The most significant production currencies to which Dole has exchange rate risk are the Thai baht, Philippine peso, Chilean peso and South African rand. If U.S. dollar exchange rates versus these currencies during 2010 had remained unchanged from 2009, Dole’s operating income would have been higher by approximately $30 million. In addition, Dole currently estimates that a 10% weakening of the U.S. dollar relative to these currencies would lower operating income by approximately $66 million, excluding the impact of foreign currency exchange hedges.

At January 1, 2011, Dole had British pound sterling denominated capital lease obligations. The British pound sterling denominated capital lease of $57 million is owed by foreign subsidiaries whose functional currency is the U.S. dollar. Fluctuations in the British pound sterling to U.S. dollar exchange rate result in gains/losses that are recognized through results of operations. In 2010, Dole recognized $2.7 million in foreign currency exchange gains related to the British pound sterling denominated capital lease. Dole currently estimates that the weakening of the value of the U.S. dollar against the British pound sterling by 10% as it relates to the capital lease obligation would decrease operating income by approximately $6 million.

Some of Dole’s divisions operate in functional currencies other than the U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity. Such translation resulted in unrealized gains of $3.8 million in 2010. Dole has historically not attempted to hedge this equity risk.

The ultimate impact of future changes to these and other foreign currency exchange rates on 2011 revenues, operating income, net income, equity and comprehensive income is not determinable at this time.

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

At January 1, 2011, Dole’s foreign currency hedge portfolio was as follows:

	Gross Notional	Fair Market Value	Average
	Value Forwards	Assets (Liabilities)	Strike Price
	(In thousands)

Foreign Currency Hedges(buy/sell):
U.S. dollar/Japanese yen	$207,707	$(28,563)	JPY 92.21
U.S. dollar/Euro	101,570	250	EUR 1.34
U.S. dollar/Canadian dollar	26,015	(151)	CAD 1.01
Thai Baht/U.S. dollar	104,140	6,801	THB 32.06
Philippine Peso/U.S. dollar	87,655	7,563	PHP 47.16
South African Rand/U.S. dollar	5,940	908	ZAR 8.72

Total	$533,027	$(13,192)

For the year ended January 1, 2011, net unrealized gains on Dole’s foreign currency hedge portfolio totaled $1.1 million.

Dole also recorded net realized foreign currency hedging gains of $7.6 million as a component of cost of products sold in the consolidated statement of operations for the year ended January 1, 2011.

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

Commodity Purchase Price Risk:  Dole uses a number of commodities in its operations including tinplate in its canned products, plastic resins in its fruit bowls, containerboard in its packaging containers and bunker fuel for its vessels. Dole is most exposed to market fluctuations in prices of containerboard and fuel. Dole currently estimates that a 10% increase in the price of containerboard would lower operating income by approximately

$12 million and a 10% increase in the price of bunker fuel would lower operating income by approximately $17 million.

Dole enters into bunker fuel hedges to reduce its risk related to price fluctuations on anticipated bunker fuel purchases. At January 1, 2011, bunker fuel hedges had an aggregate outstanding notional amount of 35,000 metric tons. The fair value of the bunker fuel hedges at January 1, 2011 was a receivable of $1.6 million. For the year ended January 1, 2011, Dole recorded unrealized gains of $1.1 million and realized gains of $0.3 million.

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

I.  Index to Consolidated Financial Statements of Dole Food Company, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Dole Food Company, Inc.

We have audited the accompanying consolidated balance sheets of Dole Food Company, Inc. and subsidiaries (the “Company”) as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, equity, and cash flows for the years ended January 1, 2011, January 2, 2010, and January 3, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 1, 2011 and January 2, 2010, and the results of its operations and its cash flows for the years ended January 1, 2011, January 2, 2010, and January 3, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 1, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Los Angeles, California
March 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Dole Food Company, Inc.

We have audited the internal control over financial reporting of Dole Food Company, Inc. and subsidiaries (the “Company”) as of January 1, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 1, 2011 of the Company and our report dated March 14, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  Deloitte & Touche LLP

Los Angeles, California
March 14, 2011

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended January 1, 2011, January 2, 2010 and January 3, 2009

	2010	2009	2008
	(In thousands, except per share data)

Revenues, net	$6,892,614	$6,778,521	$7,619,952
Cost of products sold	(6,202,864)	(6,008,803)	(6,862,892)

Gross margin	689,750	769,718	757,060
Selling, marketing and general and administrative expenses	(498,866)	(479,229)	(509,418)
Charges for restructuring and long-term receivables (Note 6)	(32,748)	—	—
Gain on legal settlements, net (Note 19)	32,521	—	—
Gain on asset sales (Note 9)	3,017	61,257	26,976

Operating income	193,674	351,746	274,618
Other income (expense), net	(63,641)	(24,727)	(14,066)
Debt retirement costs in connection with initial public offering (Note 3 and 12)	—	(30,551)	—
Interest income	6,195	6,917	6,455
Interest expense	(163,950)	(205,715)	(174,485)

Income (loss) from continuing operations before income taxes and equity earnings	(27,722)	97,670	92,522
Income taxes	(13,394)	(22,684)	48,015
Earnings from equity method investments	7,364	10,100	6,388

Income (loss) from continuing operations, net of income taxes	(33,752)	85,086	146,925
Income (loss) from discontinued operations, net of income taxes	629	1,639	(27,391)
Gain on disposal of discontinued operations, net of income taxes	2,957	1,308	3,315

Net income (loss)	(30,166)	88,033	122,849
Less: Net income attributable to noncontrolling interests	(3,958)	(3,948)	(1,844)

Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$(34,124)	$84,085	$121,005

Earnings per share — Basic and Diluted (Note 21):
Income (loss) from continuing operations	$(0.39)	$1.45	$2.84
Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$(0.39)	$1.43	$2.34

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
As of January 1, 2011 and January 2, 2010

	2010	2009
	(In thousands, except per
	share data)

ASSETS
Cash and cash equivalents	$170,147	$119,670
Restricted cash and deposits	51,108	—
Receivables, net of allowances of $36,533 and $51,380, respectively	751,265	726,157
Inventories	734,966	718,191
Prepaid expenses and other assets	67,909	68,665
Deferred income tax assets	36,810	8,496
Assets held-for-sale (Note 9)	86,050	96,020

Total current assets	1,898,255	1,737,199
Restricted deposits (Note 17)	—	23,290
Investments	87,914	85,004
Property, plant and equipment, net of accumulated depreciation of $1,117,461 and $1,069,299, respectively	943,030	962,247
Goodwill	407,247	407,247
Intangible assets, net	701,081	705,853
Other assets, net	219,463	186,183

Total assets	$4,256,990	$4,107,023

LIABILITIES AND EQUITY
Accounts payable	$521,330	$474,399
Accrued liabilities	642,481	440,840
Current portion of long-term debt, net	7,348	8,017
Notes payable	31,922	37,308

Total current liabilities	1,203,081	960,564
Long-term debt, net	1,564,325	1,552,680
Deferred income tax liabilities	244,324	204,567
Other long-term liabilities	428,476	523,233
Commitments and contingencies (Notes 16 and 19)
Shareholders’ equity
Preferred stock — $0.001 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock — $0.001 par value; 300,000 shares authorized, 88,611 and 88,233 shares issued and outstanding as of January 1, 2011 and January 2, 2010	89	88
Additional paid-in capital	776,918	768,973
Retained earnings	71,083	105,207
Accumulated other comprehensive loss	(55,921)	(35,293)

Equity attributable to shareholders of Dole Food Company Inc.	792,169	838,975
Equity attributable to noncontrolling interests	24,615	27,004

Total equity	816,784	865,979

Total liabilities and equity	$4,256,990	$4,107,023

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended January 1, 2011, January 2, 2010 and January 3, 2009

	2010	2009	2008
		(In thousands)

Operating Activities
Net income (loss)	$(30,166)	$88,033	$122,849
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	114,239	119,572	138,828
Net losses on financial instruments	66,366	17,030	25,086
Share-based compensation expense	6,642	925	—
Asset write-offs and net (gain) loss on sale of assets	(4,117)	(64,984)	(50,751)
Impairment of discontinued operations	1,186	—	17,000
Noncontrolling interests in discontinued operations and gain on disposal of discontinued operations, net of income taxes	—	—	12,760
Earnings from equity method investments	(7,364)	(10,100)	(6,388)
Amortization of debt discounts and debt issuance costs	11,507	8,626	4,085
Debt retirement costs in connection with initial public offering	—	30,551	—
Provision for long-term receivables	11,404	—	—
Write-off of debt issuance costs	4,650	5,601	—
Provision for deferred income taxes	3,958	1,391	(43,120)
Unrecognized tax benefits on federal income tax audit settlement (Note 7)	—	—	(60,906)
Pension and other postretirement benefit plan expense	23,437	14,321	21,656
Other	225	(468)	(128)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables	(18,672)	41,153	(37,073)
Inventories	(14,239)	42,373	(59,243)
Prepaid expenses and other assets	(21,230)	(34,275)	(10,943)
Income taxes	(16,969)	(253)	27,641
Accounts payable	37,846	(7,781)	30,487
Accrued liabilities	10,123	39,994	(45,856)
Other long-term liabilities	(31,187)	(8,757)	(41,421)

Cash flow provided by operating activities	147,639	282,952	44,563
Investing Activities
Cash received from sales of assets and businesses, net of cash disposed	45,891	159,564	226,483
Capital expenditures	(87,402)	(51,212)	(85,096)
Restricted cash and deposits	(27,818)	(23,290)	—
Other	(588)	(657)	(245)

Cash flow provided by (used in) investing activities	(69,917)	84,405	141,142
Financing Activities
Short-term debt borrowings	57,535	37,918	94,943
Short-term debt repayments	(76,341)	(33,621)	(132,266)
Long-term debt borrowings	923,370	1,294,712	1,348,050
Long-term debt repayments	(913,973)	(1,906,583)	(1,482,800)
Payment of debt issuance costs	(17,000)	(25,409)	—
Payment of initial public offering costs	(1,004)	—	—
Long-term debt repayment costs in connection with initial public offering	—	(18,028)	—
Proceeds from initial public offering, net	—	416,698	—
Repayment of assumed Hotel and Wellness Center debt	—	(85,000)	—
Dividends paid to parent	—	(15,000)	—
Dividends paid to noncontrolling interests	(1,958)	(6,382)	(13,447)

Cash flow used in financing activities	(29,371)	(340,695)	(185,520)

Effect of foreign currency exchange rate changes on cash	2,126	2,179	(6,417)

Increase (decrease) in cash and cash equivalents	50,477	28,841	(6,232)
Cash and cash equivalents at beginning of period	119,670	90,829	97,061

Cash and cash equivalents at end of period	$170,147	$119,670	$90,829

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Years Ended January 1, 2011, January 2, 2010 and January 3, 2009

Supplemental cash flow information

At January 1, 2011, January 2, 2010 and January 3, 2009, accounts payable included approximately $18.3 million, $6.1 million and $6.7 million, respectively, for capital expenditures. Of the $6.1 million of capital expenditures included in accounts payable at January 2, 2010, the majority was paid during fiscal 2010. Of the $6.7 million of capital expenditures included in accounts payable at January 3, 2009, the majority was paid during fiscal 2009. Approximately $16.7 million of the capital expenditures included in accounts payable at December 29, 2007 was paid during fiscal 2008.

For the year ended January 2, 2010, changes in operating assets and liabilities for prepaid expenses and other assets included a $10 million provisional payment made to the European Commission (“EC”) during January 2009 related to the EC’s Antitrust Decision. Refer to Note 19 — Contingencies for further information.

Income tax payments, net of refunds, for the years ended January 1, 2011, January 2, 2010 and January 3, 2009 were $26.4 million, $20.9 million and $15.5 million, respectively.

Interest payments on borrowings totaled $157.2 million, $184.7 million and $175.5 million during the years ended January 1, 2011, January 2, 2010, and January 3, 2009, respectively.

During the year ended January 3, 2009, Dole recorded $77.8 million of tax related adjustments that resulted from changes to unrecognized tax benefits that existed at the time of the going-private merger transaction. This tax-related adjustment resulted in a decrease to goodwill and a decrease to the liability for unrecognized tax benefits.

In addition to cash received from asset sales of $159.5 million during the year ended January 2, 2010, $25.9 million of long-term debt was assumed by the buyer of the fresh-cut flowers subsidiaries, therefore providing a total benefit to Dole of $185.4 million from asset sales. During the fourth quarter of 2008, the fresh-cut flowers subsidiaries borrowed $25.9 million and Dole’s cash balance at January 3, 2009 reflected the cash proceeds from this transaction. The debt ceased to be an obligation of Dole upon the closing of the first phase of the Flowers transaction during the first quarter of 2009.

During May 2009, Dole acquired all of the assets of Distrifruit, a fresh fruit distributor located in Romania, in a non-cash exchange for approximately $10 million of trade receivables due from the seller. Refer to Note 11 — Goodwill and Intangible Assets for further information.

During the fourth quarter of 2009, $85 million of DHM Holding Company, Inc. debt was assumed by Dole and concurrent with the initial public offering transaction, paid off with initial public offering net proceeds.

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

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended January 1, 2011, January 2, 2010 and January 3, 2009

	Equity Attributable to Shareholders’ of Dole Food Company Inc.
					Accumulated Other
					Comprehensive Income (Loss)			Equity
	Common		Additional	Retained	Pension & Other	Cumulative	Unrealized	Attributable to
	Shares	Common	Paid-In	Earnings	Postretirement	Translation	Gains (Losses)	Noncontrolling	Total	Comprehensive
	Outstanding	Stock	Capital	(Deficit)	Benefits	Adjustment	on Hedges	Interests	Equity	Income (Loss)
						(In thousands)

Balance at December 29, 2007	51,710	$51	$409,856	$(84,883)	$(26,752)	$42,261	$(15,525)	$29,878	$354,886
Net income	—	—	—	121,005	—	—	—	1,844	122,849	$122,849
Business dispositions	—	—	—	—	(1,628)	2,378	—	—	750	750
Noncontrolling interests in discontinued operations	—	—	—	—	—	—	—	481	481	—
Noncontrolling interests gain on sale of discontinued operations	—	—	—	—	—	—	—	12,279	12,279	—
Dividends paid	—	—	—	—	—	—	—	(14,108)	(14,108)	—
Unrealized foreign currency translation and hedging losses, net of income taxes	—	—	—	—	—	(17,452)	(18,877)	(19)	(36,348)	(36,348)
Reclassification of realized losses to net income	—	—	—	—	—	—	5,272	—	5,272	5,272
Change in employee benefits plans, net of income taxes	—	—	—	—	(12,580)	—	—	—	(12,580)	(12,580)
Loss on sale of land to affiliate, net of income taxes	—	—	(226)	—	—	—	—	(96)	(322)	—

Balance at January 3, 2009	51,710	$51	$409,630	$36,122	$(40,960)	$27,187	$(29,130)	$30,259	$433,159	$79,943

Net income	—	—	—	84,085	—	—	—	3,948	88,033	$88,033
Initial public offering	35,715	36	415,084	—	—	—	—	—	415,120	—
Deemed assumption of Hotel and Wellness Center debt	—	—	(85,000)	—	—	—	—	—	(85,000)	—
Transfer of land (and taxes related to the transfer) to affiliate entity	—	—	(5,956)	—	—	—	—	—	(5,956)	—
Contribution of net deferred tax assets from DHM Holding Company, Inc.	—	—	33,794	—	—	—	—	—	33,794	—
Issuance of restricted stock	808	1	(1)	—	—	—	—	—	—	—
Share-based compensation	—	—	925	—	—	—	—	—	925	—
Change in noncontrolling interests	—	—	—	—	—	—	—	(340)	(340)	—
Dividends paid	—	—	—	(15,000)	—	—	—	(6,382)	(21,382)	—
Unrealized foreign currency translation and hedging gains(losses), net of income tax	—	—	—	—	—	11,039	(3,593)	16	7,462	7,462
Reclassification of realized losses to net income, net of income taxes	—	—	—	—	—	—	11,597	—	11,597	11,597
Change in employee benefit plans, net of income taxes	—	—	—	—	(11,433)	—	—	—	(11,433)	(11,433)
Contribution received from noncontrolling interest	—	—	497	—	—	—	—	(497)	—	—

Balance at January 2, 2010	88,233	$88	$768,973	$105,207	$(52,393)	$38,226	$(21,126)	$27,004	$865,979	$95,659

Net loss	—	—	—	(34,124)	—	—	—	3,958	(30,166)	$(30,166)
Issuance of restricted stock	396	1	(1)	—	—	—	—	—	—	—
Cancellation of restricted stock	(18)	—	(33)	—	—	—	—	—	(33)	—
Share-based compensation	—	—	6,642	—	—	—	—	—	6,642	—
Transfer of land (and taxes related to the transfer) from affiliate entity	—	—	1,337	—	—	—	—	—	1,337	—
Dividends paid	—	—	—	—	—	—	—	(1,958)	(1,958)	—
Liquidation of noncontrolling interests	—	—	—	—	—	—	—	(314)	(314)	—
Non-cash distribution	—	—	—	—	—	—	—	(4,078)	(4,078)	—
Unrealized foreign currency translation and hedging gains(losses), net of income tax	—	—	—	—	—	3,841	(14,416)	3	(10,572)	(10,570)
Reclassification of realized losses to net income, net of income taxes	—	—	—	—	—	—	9,390	—	9,390	9,390
Change in employee benefit plans, net of income taxes	—	—	—	—	(19,443)	—	—	—	(19,443)	(19,443)

Balance at January 1, 2011	88,611	$89	$776,918	$71,083	$(71,836)	$42,067	$(26,152)	$24,615	$816,784	$(50,789)

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS

Note 1 —	Nature of Operations

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

In October 2009, Dole completed a $446 million initial public offering (“IPO”) of its common stock and received net proceeds of $415 million. Since the completion of the IPO, Dole’s Chairman, David H. Murdock, and his affiliates have beneficially owned 51,710,000 common shares, or 58.4% of Dole’s outstanding common shares.

Note 2 —	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Consolidation:  Dole’s consolidated financial statements include the accounts of Dole Food Company, Inc., majority owned subsidiaries over which Dole exercises control, and entities that are not majority owned but require consolidation as a variable interest entity. Intercompany accounts and transactions have been eliminated in consolidation.

Annual Closing Date:  Dole’s fiscal year ends on the Saturday closest to December 31. The fiscal years 2010, 2009 and 2008 ended on January 1, 2011, January 2, 2010 and January 3, 2009, respectively. Dole operates under a 52/53 week year. Fiscal 2008 was a 53-week year. Fiscals 2010 and 2009 were both 52-week years. The impact of the additional week in fiscal 2008 was not material to Dole’s consolidated statement of operations or consolidated statement of cash flows.

Revenue Recognition:  Revenue is recognized at the point title and risk of loss is transferred to the customer, collection is reasonably assured, persuasive evidence of an arrangement exists and the price is fixed or determinable.

Sales Incentives:  Dole offers sales incentives and promotions to its customers (resellers) and to its consumers. These incentives include consumer coupons and promotional discounts, volume rebates and product placement fees. Dole follows the requirements of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” (“ASC 605”). Consideration given to customers and consumers related to sales incentives is recorded as a reduction of revenues, rather than as a cost or expense. Estimated sales discounts are recorded in the period in which the related sale is recognized. Volume rebates are recognized as earned by the customer, based upon the contractual terms of the arrangement with the customer and, where applicable, Dole’s estimate of sales volume over the term of the arrangement. Adjustments to estimates are

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

made periodically as new information becomes available and actual sales volumes become known. Adjustments to these estimates have historically not been significant to Dole.

Agricultural Costs:  Recurring agricultural costs include costs relating to irrigation, fertilizing, disease and insect control and other ongoing crop and land maintenance activities. Recurring agricultural costs are charged to operations as incurred or are recognized when the crops are harvested and sold, depending on the product. Non-recurring agricultural costs, primarily comprising soil and farm improvements and other long-term crop growing costs that benefit multiple harvests, are deferred and amortized over the estimated production period, currently from two to seven years.

Shipping and Handling Costs:  Amounts billed to third-party customers for shipping and handling are included as a component of revenues. Shipping and handling costs incurred are included as a component of cost of products sold and represent costs incurred by Dole to ship product from the sourcing locations to the end consumer markets.

Value-Added Taxes:  Value-added taxes that are collected from customers and remitted to taxing authorities are excluded from sales and cost of sales.

Marketing and Advertising Costs:  Marketing and advertising costs, which include media, production and other promotional costs, are generally expensed in the period in which the marketing or advertising first takes place. In limited circumstances, Dole capitalizes payments related to the right to stock products in customer outlets or to provide funding for various merchandising programs over a specified contractual period. In such cases, Dole amortizes the costs over the life of the underlying contract. The amortization of these costs, as well as the cost of certain other marketing and advertising arrangements with customers, are classified as a reduction in revenues. Advertising and marketing costs, included in selling, marketing and general and administrative expenses, amounted to $99.5 million, $92.1 million and $72.9 million during the years ended January 1, 2011, January 2, 2010 and January 3, 2009.

Research and Development Costs:  Research and development costs are expensed as incurred. Research and development costs were not material for the years ended January 1, 2011, January 2, 2010 and January 3, 2009.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Dole monitors these receivables on a regular basis and records an allowance for these grower receivables based on estimates of the growers’ ability to repay advances and the fair value of the collateral. Grower advances are stated at the gross advance amount less allowances for potentially uncollectible balances.

Credit Quality:  At January 1, 2011, Dole’s long-term financing receivables consisted of $15.6 million net grower advances, $8.3 million loans extended in connection with the sale of assets, and net long-term trade receivables of $3.3 million. These assets have been included in other assets, in the accompanying consolidated balance sheet as of January 1, 2011.

Dole’s grower advances are generally secured by the underlying assets of the grower, and Dole monitors the collectability of these advances through periodic review of financial information received from these growers. At January 1, 2011, approximately $11.9 million of these receivables were 90 days past due and the allowance for credit losses at January 1, 2011 was $10.8 million. Dole’s historical losses on its long-term grower advances have been immaterial.

At January 1, 2011, Dole had an $8.3 million note receivable from the buyer of the operating assets of the fresh-cut flowers business. The note receivable is secured by land and buildings. The note receivable was due in January 2011. Dole is currently renegotiating with the buyer the terms of the note, including the timing of payment and the interest rate. The note receivable has been reclassified to long-term at January 1, 2011.

Dole has long-term trade receivables of $19.1 million due from an Eastern European customer, for which it is likely that payment will not be received during the next year. During fiscal 2010 and 2009, Dole recorded provisions for bad debt of $11.4 million and $4.4 million, respectively. The net receivable of $3.3 million represents management’s best estimate of its net realizable value after consideration of collateral securing the receivable.

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

Investments:  Investments in affiliates and joint ventures with ownership of 20% to 50% are recorded on the equity method, provided Dole has the ability to exercise significant influence. All other non-consolidated investments are accounted for using the cost method. At January 1, 2011, January 2, 2010 and January 3, 2009, substantially all of Dole’s investments have been accounted for under the equity method.

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

Dole’s indefinite-lived intangible asset, consisting of the DOLE brand, is considered to have an indefinite life because it is expected to generate cash flows indefinitely and as such is not amortized. Dole’s intangible assets with a definite life consist primarily of customer relationships. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful life. The remaining weighted average useful life of Dole’s customer relationships is 4 years.

Concentration of Credit Risk:  Financial instruments that potentially subject Dole to a concentration of credit risk principally consist of cash equivalents, derivative contracts, grower advances and trade receivables. Dole maintains its temporary cash investments with high quality financial institutions, which are invested primarily in short-term U.S. government instruments and certificates of deposit. The counterparties to Dole’s derivative contracts are major financial institutions. Grower advances are principally with farming enterprises located throughout Latin America and Asia and are secured by the underlying crop harvests. Credit risk related to trade receivables is mitigated due to the large number of customers dispersed worldwide. To reduce credit risk, Dole performs periodic credit evaluations of its customers but does not generally require advance payments or collateral. Additionally, Dole maintains allowances for credit losses. No individual customer accounted for greater than 10% of Dole’s revenues during the years ended January 1, 2011, January 2, 2010 and January 3, 2009. No individual customer accounted for greater than 10% of accounts receivable as of January 1, 2011, January 2, 2010 or January 3, 2009.

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

Dole also holds derivative instruments to hedge against foreign currency exchange, fuel pricing and interest rate movements. Dole’s derivative financial instruments are recorded at fair value. Dole estimates the fair values of its derivatives based on quoted market prices or pricing models using current market rates less any credit valuation adjustments (refer to Notes 17 and 18 for additional information).

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

Leases:  Dole leases fixed assets for use in operations where leasing offers advantages of operating flexibility and is less expensive than alternative types of funding. Dole also leases land in countries where land ownership by foreign entities is restricted. Dole’s leases are evaluated at inception or at any subsequent modification and, depending on the lease terms, are classified as either capital leases or operating leases, as appropriate under FASB ASC Topic 840, “Leases” (“ASC 840”). For operating leases that contain rent escalations, rent holidays or rent concessions, rent expense is recognized on a straight-line basis over the life of the lease. The majority of Dole’s leases are classified as operating leases. Dole’s principal operating leases are for land and machinery and equipment. Dole’s capitalized leases primarily consist of two vessel leases. Dole’s decision to exercise renewal

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

options is primarily dependent on the level of business conducted at the location and the profitability thereof. Dole’s leasehold improvements were not significant at January 1, 2011 or January 2, 2010.

Share-Based Compensation:  Dole accounts for share-based payments in accordance to FASB ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”), which requires that share-based payments be recognized in the consolidated statements of operations based on their fair value and the estimated number of shares Dole ultimately expects to vest. The estimated forfeiture rate is based on historical attrition data. Dole uses the Black-Scholes-Merten option pricing model to estimate the fair value of stock options grants. The option pricing model requires input of assumptions regarding expected term, expected volatility, dividend yield, and risk free rate. Expected term of the option grants is estimated using the simplified method permissible under SEC Staff Accounting Bulletin No. 107. Expected volatility of the option grants is estimated using annualized historical volatility of the publicly traded stock prices of Dole’s significant competitors. Risk free rate is estimated using the implied yield available on U.S. Treasury securities with a maturity equivalent to the stock options’ expected term. Share-based compensation is expensed on a straight-line basis over the service period of the awards (refer to Note 22 for further information).

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

Workers’ Compensation and Loss Reserves – Dole self-insures certain losses arising out of worker’s compensation claims. Dole establishes workers’ compensation accruals for its self-insured programs based upon reported claims in process and actuarial estimates for losses incurred but not reported. Loss reserves, including incurred but not reported reserves, are estimated using actuarial methods and ultimate settlements may vary significantly from such estimates due to increased claims frequency or the severity of claims.

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Estimates and assumptions include, but are not limited to, the areas of customer and grower receivables, inventories, impairment of assets, useful lives of property, plant and equipment, intangible assets, marketing programs, share-based compensation, income taxes, self-insurance reserves, retirement benefits, financial instruments and commitments and contingencies. Actual results could differ from these estimates.

Recently Adopted Accounting Pronouncements

During June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, Consolidations (ASC 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 amended the consolidation guidance applicable to variable interest entities (“VIE”) and changed the approach for determining the primary beneficiary of a VIE. Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise’s involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. This accounting guidance is effective for annual periods beginning after November 15, 2009 and was effective for Dole beginning in the first quarter of fiscal 2010. The adoption of this standard had no impact on Dole’s results of operations or financial position.

During July 2010, the FASB issued ASU No. 2010-20, Receivables (ASC 310) — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 requires

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

entities with financing receivables to disclose, among other things; a rollforward of the allowance for credit losses; credit quality information, such as credit risk scores or external credit agency rating; and impaired loan information, modification information and nonaccrual and past due information. ASU 2010-20 will be adopted in two phases. The disclosure requirements as of the end of a period for financing receivables are effective for interim or annual reporting periods ending after December 15, 2010. Subsequently, the disclosure requirements about activity related to financing receivables will be effective for financial statements for interim or annual reporting periods beginning after December 15, 2010. Other than the additional disclosures as required by the guidance, the adoption had no impact on Dole’s results of operations or financial position.

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

Restructuring

Immediately prior to the IPO closing, Dole completed certain restructuring transactions as a result of which (1) Dole’s former parent holding company, Holdings, was merged into Dole, (2) some shares of Dole held by an affiliate of Mr. Murdock were redeemed in exchange for (a) the 85% interest in Westlake Wellbeing Properties, LLC (which owns the Four Seasons Hotel Westlake Village) formerly owned by Holdings, together with the assumption by such affiliate of $30 million of a debt obligation of Holdings and (b) 1,361 acres of idle land in Honduras owned by a subsidiary of Dole, and (3) Dole paid the remaining $85 million of the Holdings debt obligation in order to eliminate a pre-existing cross-default and cross-acceleration risk under which a default by Holdings on such debt could have resulted in a cross-default and cross-acceleration under Dole’s credit facilities and bond indentures. In the merger, each share of Holdings common stock outstanding immediately prior to the merger was converted into 51,710 shares of Dole common stock, and each share of Dole common stock outstanding immediately prior to the merger, each of which was held by Holdings, was cancelled. As a result of the merger of Holdings into Dole, the federal net operating loss carryforwards of Holdings became available to Dole, subject to normal statutory expiration periods. Holdings’ federal net operating loss carryforwards were approximately $167 million as of January 2, 2010. The tax effect, net of valuation allowances, has been recorded as an equity contribution to Dole. The transfer of land in Honduras was not effectuated during 2010 and was mutually agreed by all parties not to proceed further. Therefore, the property and related taxes continue to belong to a subsidiary of Dole.

In connection with the IPO, Holdings was merged into Dole in a downstream merger (the “Merger Transaction”), which was accounted for as a common control downstream merger at carryover basis and retrospectively included for all periods.

Immediately upon the closing of the Merger Transaction, Dole’s newly acquired interest in Westlake Wellbeing Properties, LLC (“WWP”) was transferred to Castle & Cooke Westlake Holdings, LLC (“C&C”), an entity owned and controlled by David H. Murdock. The transfer of WWP to C&C has been accounted for as a change in reporting entity, and the historical results of operations of WWP have been retrospectively excluded from the historical financial statements for the years ended January 2, 2010 and January 3, 2009. Further, as the debt of Holdings (the “Hotel Loan”) relates to the assets of WWP, such debt and interest expense thereon has also been excluded from all historical periods in connection with the change in reporting entity.

The reason for the change in reporting entity was to modify Dole’s organizational structure in which only entities with businesses compatible to Dole’s core business would remain within the Dole entity. Specifically, WWP

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

is an owner of a hotel and wellbeing center, which does not have any overlap at all with Dole’s product offerings and business models, and such businesses have no similarities in sources of revenues or key expenditures.

Accordingly, Dole’s historical financial statements were retrospectively revised for the years ended January 2, 2010 and January 3, 2009 to include the historical results and balances of Holdings, excluding those balances of WWP which have been transferred to C&C. Further, Dole’s retrospectively revised historical financial statements exclude the Hotel Loan, which totaled $115 million at the date of the Merger Transaction, and $135 million at January 3, 2009, and the resulting interest expense thereon.

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

Further, in connection with the Merger Transaction, the retrospectively revised historical financial statements include net deferred income tax assets of approximately $58 million related to net operating loss carryforwards of Holdings incurred prior to the Merger Transaction, which were principally related to losses incurred at WWP. As the underlying operations of WWP are being excluded from the historical consolidated financial statements, the recorded net deferred tax assets of approximately $33.8 million, net of valuation allowances, of Holdings were recorded as an equity contribution to Dole from C&C in the fourth quarter of 2009 in connection with the Merger Transaction.

If the change in reporting entity discussed above had not been made, Dole’s retrospectively revised historical consolidated financial statements prior to the transfer of WWP to C&C would have included the results of WWP, which would have had the effect of lowering Dole’s net income and comprehensive income by $27.5 million, and $25.4 million for the years ended January 2, 2010, and January 3, 2009. The 2009 net income and comprehensive income amount of $27.5 million was through the date of the Merger Transaction. Further, if WWP were to have been included in Dole’s consolidated financial statements after the Merger Transaction, it would have been reflected as a discontinued operation and therefore would have had no impact on income from continuing operations. Accordingly, basic and diluted earnings per share including the results of WWP would have been lower by $0.47, and $0.49, for the years ended January 2, 2010, and January 3, 2009, respectively. As noted, however, Dole’s financial statements have never, do not now, and will not include the results of WWP because Dole only owned an interest in WWP for an instant, on October 28, 2009, during the closing of the IPO and related transactions.

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

In connection with a trust offering occurring at the same time as the IPO, an affiliate of Mr. Murdock entered into a purchase agreement with a newly established trust pursuant to which Mr. Murdock has the option to deliver cash or shares of Dole’s common stock on exchange of the trust’s securities beginning on November 1, 2012. A portion of the net proceeds from such transaction was used to repay indebtedness of an affiliate of Mr. Murdock that had subjected Dole to an additional cross-default and cross-acceleration risk. As a result of this transaction, and the transactions relating to the former Holdings debt, all of Dole’s pre-existing cross-default and cross-acceleration risks arising from any indebtedness of Mr. Murdock or his affiliates have been eliminated. These transactions do not affect the customary cross-default and cross-acceleration provisions between the different categories of Dole’s own debt (see Note 12 for further information).

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The trust is not consolidated in Dole’s consolidated financial statements as Dole does not control the trust, or have an ownership percentage in the trust.

Note 4 —	Other Income (Expense), Net

Included in other income (expense), net in Dole’s consolidated statements of operations for fiscal 2010, 2009 and 2008 are the following items:

	2010	2009	2008
	(In thousands)

Unrealized loss on the cross currency swap	$(67,257)	$(21,051)	$(50,411)
Realized gain on the cross currency swap	8,481	9,382	11,209
Unrealized loss on foreign denominated borrowings	(2,421)	(1,190)	(1,119)
Realized gains (loss) on foreign denominated borrowings	527	(436)	4,708
Foreign currency exchange gain (loss) on vessel obligation	2,677	(6,326)	21,300
Write-off of debt issuance costs	(4,650)	(5,601)	(652)
Other	(998)	495	899

Other income (expense), net	$(63,641)	$(24,727)	$(14,066)

Refer to Note 17 — Derivative Financial Instruments for further discussion regarding Dole’s cross currency swap.

Note 5 —	Discontinued Operations

During the second quarter of 2008, Dole approved and committed to a formal plan to divest its fresh-cut flowers business. During the first quarter of 2009, the operations and the majority of the related assets of this business were sold. During the third quarter of 2010, Dole sold a building and a farm located in Colombia to the buyer of Dole’s fresh-cut flowers business (refer to Note 9 Assets-Held-For-Sale). In addition, during fiscal 2007, Dole approved and committed to a formal plan to divest its citrus and pistachio operations (“Citrus”) located in central California. The operating results of Citrus were included in the fresh fruit operating segment. The sale of Citrus was completed during the third quarter of 2008.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The operating results of fresh-cut flowers and Citrus for fiscal 2010, 2009 and 2008 are reported in the following table:

	Fresh-Cut Flowers	Citrus	Total
	(In thousands)

2010
Revenues	$1,347	$—	$1,347

Income before income taxes	$790	$—	$790
Income taxes	(161)	—	(161)

Income from discontinued operations, net of income taxes	$629	$—	$629

Gain on disposal of discontinued operations, net of income taxes	$2,957	$—	$2,957

2009
Revenues	$4,154	$—	$4,154

Income before income taxes	$1,160	$—	$1,160
Income taxes	479	—	479

Income from discontinued operations, net of income taxes	$1,639	$—	$1,639

Gain on disposal of discontinued operations, net of income taxes	$1,308	$—	$1,308

2008
Revenues	$106,919	$5,567	$112,486

Loss before income taxes	$(43,235)	$(1,408)	$(44,643)
Income taxes	16,936	316	17,252

Loss from discontinued operations, net of income taxes	$(26,299)	$(1,092)	$(27,391)

Gain on disposal of discontinued operations, net of income taxes	$—	$3,315	$3,315

Included in the fresh-cut flowers loss before income taxes for fiscal 2008 was $17 million of impairment charges on the assets sold in the first phase of the Flowers transaction.

Net income attributable to noncontrolling interests included in Citrus income (loss) from discontinued operations was $0.5 million for fiscal year 2009.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 6 —	Charges for Restructuring and Long-Term Receivables

Charges for restructuring and long-term receivables recorded during fiscal 2010 were as follows (in thousands):

Severance and other employee-related costs	$6,668
Contract termination and other costs	4,458
Pension-related settlement charges	5,449
Asset write-downs	4,769

Restructuring	21,344
Long-term receivables	11,404

Total charges for restructuring and long-term receivables	$32,748

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

During the third and fourth quarter of 2010, Dole incurred costs of $21.3 million related to these initiatives. Of these costs, $11.1 million were paid or will be paid in cash, with the remaining amounts relate to the non-cash write-down of long-lived assets and deferred crop-growing costs of $4.8 million as well as pension-related settlement charges of $5.4 million. The write-down of long-lived assets included a $1 million impairment charge for intangible assets due to the termination of certain customer relationships in Europe. Severance charges relating to employee terminations impacted approximately 2,100 employees.

Dole expects to continue restructuring operations beyond the fiscal 2010. Related to these efforts, Dole expects to incur additional restructuring charges of $6.8 million and $0.4 million during the fiscal 2011 and 2012, respectively. These additional charges will primarily consist of employee severance, pension-related settlement and contract termination costs.

A rollforward of activity for Dole’s restructuring liabilities, which are classified in accrued liabilities in the accompanying consolidated balance sheets, is summarized as follows:

	Balance as of			Balance as of
	June 19,			January 1,
	2010	Charges	Cash Payments	2011
	(In thousands)

Severance and other employee-related costs	$—	$6,668	$(4,576)	$2,092
Contract termination and other costs	—	4,458	(903)	3,555

Total	$—	$11,126	$(5,479)	$5,647

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

A summary of the cash paid during fiscal 2010 and expected to be paid during fiscal 2011 for the restructuring initiatives is as follows:

		Expected
	Payments in	Payments in
	Fiscal 2010	Fiscal 2011	Total
	(In thousands)

Amounts accrued prior to the third quarter of 2010:
Pension-related settlement charges	$10,706	$2,675	$13,381
Amounts accrued during the third and fourth quarter of 2010:
Severance and other employee-related costs	4,576	2,092	6,668
Contract termination and other costs	903	3,555	4,458
Amounts to be accrued in future periods:
Severance and other employee-related costs	—	1,980	1,980
Contract termination and other costs	—	2,067	2,067

Total	$16,185	$12,369	$28,554

The table above does not include pension-related settlement charges of $5.4 million incurred in the third and fourth quarter of 2010 and pension-related settlement charges of $1.7 million expected to be incurred during fiscal 2011.

Charges for Long-Term Receivables

During fiscal 2010, Dole reclassified gross receivables totaling $19.1 million for a customer in Eastern Europe to long-term as the likelihood is that payment will not be received during the next year. During fiscal 2010, Dole recorded provisions for bad debt of $11.4 million. During fiscal 2009, Dole recorded provisions for bad debt of $4.4 million. The net receivable of $3.3 million represents management’s best estimate of its net realizable value after consideration of collateral securing the receivable. The net receivable is classified in other assets, net in the accompanying consolidated balance sheet as of January 1, 2011.

Note 7 —	Income Taxes

Income tax expense (benefit) on continuing operations was as follows:

	2010	2009	2008
	(In thousands)

Current
Federal, state and local	$1,809	$308	$835
Foreign	17,216	24,684	22,753

	19,025	24,992	23,588

Deferred
Federal, state and local	4,032	(2,151)	(16,218)
Foreign	(74)	4,037	(3,723)

	3,958	1,886	(19,941)

Non-current income tax expense (benefit)	(9,589)	(4,194)	(51,662)

	$13,394	$22,684	$(48,015)

Pretax income (loss) attributable to foreign operations including earnings from discontinued operations, equity method investments and noncontrolling interests were ($18.7) million, $208 million and $185.5 million for the years

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively. Dole has not provided for U.S. federal income and foreign withholding taxes on approximately $2.3 billion of the excess of the amount for financial reporting over the tax basis of investments that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is currently not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

Dole’s reported income tax expense (benefit) on continuing operations differed from the expense calculated using the U.S. federal statutory tax rate for the following reasons:

	2010	2009	2008
	(In thousands)

Expense (benefit) computed at U.S. federal statutory income tax rate of 35%	$(9,702)	$34,185	$32,383
Foreign income taxed at different rates	24,535	(16,569)	(40,236)
State and local income tax, net of federal income taxes	(323)	(6,626)	(8,467)
Valuation allowances	5,108	12,708	9,787
2008 U.S. Appeals Settlement and other changes in liabilities for uncertain tax positions	(6,526)	(4,036)	(36,993)
Non-deductible goodwill, permanent items and other	302	3,022	(4,489)

Income tax expense (benefit)	$13,394	$22,684	$(48,015)

Deferred tax assets (liabilities) comprised the following:

	January 1,	January 2,
	2011	2010
	(In thousands)

Intangibles	$(296,944)	$(295,797)
Property, plant and equipment	(129,103)	(127,054)
Investment and other asset basis differences	11,805	14,261
Postretirement benefits	81,290	80,390
Operating accruals	57,405	51,458
Tax credit carryforwards	26,099	22,404
Net operating loss and other carryforwards	187,919	176,361
Valuation allowances	(195,066)	(172,785)
Other, net	67,767	54,691

	$(188,828)	$(196,071)

Dole has gross federal, state and foreign net operating loss carryforwards of $270.1 million, $853.6 million and $195.6 million, respectively, at January 1, 2011. Dole has recorded deferred tax assets of $94.8 million for federal net operating loss and other carryforwards, which, if unused, will expire between 2023 and 2029. Dole has recorded deferred tax assets of $41 million for state operating loss carryforwards with varying expiration rules, which, if unused, approximately $20.1 million will expire between 2011 and 2020. Dole has recorded deferred tax assets of $0.6 million for state capital loss carryforwards primarily relating to the sale of its fresh-cut flowers operations, which if unused expires in 2014. Dole has recorded deferred tax assets of $51.5 million for foreign net operating loss carryforwards which are subject to varying expiration rules. Tax credit carryforwards of $26.1 million include foreign tax credit carryforwards of $18.4 million which will expire in 2011, U.S. general business credit carryforwards of $0.4 million which will expire between 2023 and 2029, $0.4 million of alternative minimum tax credit carryforwards which can be carried forward indefinitely, state tax credit carryforwards of $3.9 million of which $0.9 million expires in 2026 and $3 million can be carried forward indefinitely, and foreign minimum tax credit carryovers of $3 million

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

which will expire between 2011 and 2013. Dole has recorded a U.S. deferred tax asset of $49.4 million for disallowed interest expense which, although subject to certain limitations, can be carried forward indefinitely.

A valuation allowance has been established to offset foreign tax credit carryforwards, a portion of the federal net operating loss carryforwards, certain state net operating loss carryforwards, state capital loss carryforwards and certain other state deferred tax assets, certain foreign net operating loss carryforwards, minimum tax credit carryforwards, and certain other deferred tax assets in foreign jurisdictions. Dole has deemed it more likely than not that future taxable income in the relevant taxing jurisdictions will be insufficient to realize all of the related income tax benefits for these assets. The increase in valuation allowances in 2010 for equity related items was $16.9 million.

Total deferred tax assets and deferred tax liabilities were as follows:

	January 1,	January 2,
	2011	2010
	(In thousands)

Deferred tax assets	$611,191	$581,884
Deferred tax asset valuation allowance	(195,066)	(170,162)

	416,125	411,722
Deferred tax liabilities	(604,953)	(607,793)

Net deferred tax liabilities	$(188,828)	$(196,071)

Total net current deferred tax assets consist of:
Net current deferred tax assets	$36,810	$46,655
Net current deferred tax liabilities	(9,143)	(38,159)

Total net current deferred tax assets	27,667	8,496
Total net non-current deferred tax liabilities consist of:
Net non-current deferred tax assets	27,829	365,066
Net non-current deferred tax liabilities	(244,324)	(569,633)

Total net non-current deferred tax liabilities	(216,495)	(204,567)

Total net deferred tax liabilities	$(188,828)	$(196,071)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits was as follows:

	January 1,	January 2,	January 3,
	2011	2010	2009
		(In thousands)

Unrecognized tax benefits — opening balance	$109,308	$115,868	$204,421
Gross increases — tax positions in prior period	4,807	15,444	14,361
Gross decreases — tax positions in prior period	(1,746)	(22,721)	(346)
Gross increases — tax positions in current period	1,774	3,866	4,654
Settlements*	—	(278)	(105,139)
Lapse of statute of limitations	(7,723)	(2,871)	(2,083)

Unrecognized tax benefits — ending balance	$106,420	$109,308	$115,868

*	2008 activity includes $110 million reduction in gross unrecognized tax benefits due to the settlement of the federal income tax audit for the years 1995 to 2001 less a cash refund received of $6 million on this settlement plus various state and foreign audit settlements totaling approximately $1 million.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The total for unrecognized tax benefits, including interest and penalties, was $132 million and $138 million at January 1, 2011 and January 2, 2010, respectively. If recognized, approximately $124 million, net of federal and state tax benefits, would be recorded as a component of income tax expense and accordingly impact the effective tax rate.

Dole recognizes accrued interest and penalties related to its unrecognized tax benefits as a component of income taxes in the accompanying consolidated statements of operations. Accrued interest and penalties before tax benefits were $25.3 million and $28.3 million at January 1, 2011 and January 2, 2010, respectively, and are included as a component of other long-term liabilities in the consolidated balance sheets. Interest and penalties recorded in Dole’s consolidated statements of operations for 2010, 2009 and 2008 were ($3) million, $1.7 million, and ($32.2) million, including the impact of the settlement, respectively.

Dole Food Company, Inc. or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, Dole is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2001.

Income Tax Audits:  Dole believes its tax positions comply with the applicable tax laws and that it has adequately provided for all tax related matters. Matters raised upon audit may involve substantial amounts and could result in material cash payments if resolved unfavorably. Management considers it unlikely that the resolution of these matters will have a material adverse effect on Dole’s results of operations.

Internal Revenue Service Audit:  On August 27, 2009, the IRS completed its examination of Dole’s U.S. federal income tax returns for the years 2002-2005 and issued a Revenue Agent’s report (“RAR”) that includes various proposed adjustments, including with respect to the going-private merger transactions. The IRS is proposing that funding used in the going-private merger is taxable and that some related investment banking fees are not deductible. The net tax deficiency associated with the RAR is $122 million, plus interest. On October 27, 2009, Dole filed a protest letter vigorously challenging the proposed adjustments contained in the RAR and is pursuing resolution of these issues with the Appeals Division of the IRS. Dole believes, based in part upon the advice of its tax advisors, that its tax treatment of such transactions was appropriate. Although the timing and ultimate resolution of any issues arising from the IRS examination are uncertain and are subject to settlement on mutually agreeable terms at any time, at this time Dole believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $10 million to $40 million within the next twelve months, of which a portion may result in a cash payment.

“The Worker, Homeownership, and Business Assistance Act of 2009” signed into law on November 6, 2009, allows companies to carry back net operating losses for up to five years for losses incurred in taxable years beginning or ending in either 2008 or 2009. Dole estimates that this law effectively reduces the amount of the IRS claim from $122 million to $91 million. As noted, however, Dole is pursuing its objection to the proposed adjustments in the RAR.

U.S. Legislation Enacted during 2010:  There was no material impact to Dole’s current or deferred income taxes from legislation enacted in 2010, specifically the “Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act,” “Education Jobs and Medicaid Assistance Act,” “Patient Protection and Affordable Care Act,” and the “Health Care and Education Reconciliation Act.”

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 8 —	Details of Certain Assets and Liabilities

Details of receivables and inventories were as follows:

	January 1,	January 2,
	2011	2010
	(In thousands)

Receivables:
Trade	$596,879	$609,269
Notes and other	125,856	126,559
Grower advances	41,272	38,260
Unrealized hedging gain	19,456	3,243
Income tax refund	4,335	206

	787,798	777,537
Allowance for doubtful accounts	(36,533)	(51,380)

	$751,265	$726,157

Inventories:
Finished products	$362,799	$355,387
Raw materials and work in progress	119,222	100,843
Crop-growing costs	195,010	207,312
Operating supplies and other	57,935	54,649

	$734,966	$718,191

Accounts payable consists primarily of trade payables.

Accrued liabilities included the following:

	January 1,	January 2,
	2011	2010
	(In thousands)

Employee-related costs and benefits	$138,584	$101,142
Amounts due to growers	78,495	83,561
Marketing and advertising	78,070	70,534
Shipping related costs	56,139	53,821
Materials and supplies	35,954	35,604
Interest	31,140	37,708
Unrealized interest rate swap and hedging losses	42,371	247
Unrealized cross currency swap	130,380	—
Other	51,348	58,223

	$642,481	$440,840

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Other long-term liabilities were as follows:

	January 1,	January 2,
	2011	2010
	(In thousands)

Accrued postretirement and other employee benefits	$262,263	$271,247
Liability for unrecognized tax benefits	88,508	86,403
Unrealized cross currency swap and interest rate swap losses	—	84,149
Other	77,705	81,434

	$428,476	$523,233

Note 9 —	Assets Held-for-Sale

Dole continuously reviews its assets in order to identify those assets that do not meet Dole’s future strategic direction or internal economic return criteria. As a result of this review, Dole has identified and is in the process of selling certain businesses and long-lived assets. Accordingly, Dole has reclassified these assets as held-for-sale.

Total assets held-for-sale by segment were as follows:

				Fresh-Cut
				Flowers—
		Fresh	Packaged	Discontinued	Total Assets
	Fresh Fruit	Vegetables	Foods	Operation	Held-for-Sale
	(In thousands)

Balance as of January 2, 2010	$76,317	$3,850	$3,214	$12,639	$96,020
Additions	5,296	—	—	—	5,296
Reclassification	—	(3,251)	—	—	(3,251)
Write-down	—	—	—	(1,186)	(1,186)
Sales	(6,972)	—	—	(3,857)	(10,829)

Balance as of January 1, 2011	$74,641	$599	$3,214	$7,596	$86,050

Assets held-for-sale included in Dole’s consolidated balance sheet at January 1, 2011 consist of property, plant and equipment, net of accumulated depreciation. Due to challenges experienced in the global real estate and debt markets during 2010, certain assets remain classified in assets held-for-sale for greater than one year. Dole expects market conditions to improve during 2011, and as a result, continues to actively market these assets and classify them as assets held-for-sale.

Gains on asset sales by segment for fiscal 2010, 2009 and 2008 were as follows:

				Total from
		Fresh	Packaged	Continuing	Discontinued
	Fresh Fruit	Vegetables	Foods	Operations	Operations	Total
	(In thousands)

2010	$3,017	$—	$—	$3,017	$4,143	$7,160
2009	51,164	9,185	908	61,257	1,308	62,565
2008	25,463	—	1,513	26,976	3,315	30,291

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Proceeds from asset sales by segment for fiscal 2010, 2009 and 2008 were as follows:

				Total from
		Fresh	Packaged	Continuing	Discontinued
	Fresh Fruit	Vegetables	Foods	Operations	Operations	Total
	(In thousands)

2010	$26,053	$—	$—	$26,053	$13,748	$39,801
2009	112,248	44,534	1,876	158,658	21,097	179,755
2008	133,682	—	687	134,369	79,832	214,201

Fresh Fruit

During the year ended January 1, 2011, Dole added $5.3 million to the assets held-for-sale balance in the fresh fruit reporting segment. These assets which were reclassified to held-for-sale consisted of approximately 1,000 acres of land in Hawaii.

Dole sold the following assets during the year ended January 1, 2011, which had been classified as held-for-sale: a farm and a facility in Chile and land in Hawaii. Dole received total cash proceeds from these sales of $9 million and recorded a gain on the sale of $1.9 million. In addition, Dole collected $1.1 million during fiscal 2010 related to the sale of a Colombian container port yard sold in fiscal 2009 and recorded a gain of $1.1 million. Dole also collected $16 million in receivables during fiscal 2010 related to the sale of a portion of its Latin American banana operation and certain box plants completed during fiscal 2009.

At January 1, 2011, the assets held-for-sale balance in the fresh fruit reporting segment consists primarily of approximately 9,300 acres of land in Hawaii.

Fresh Vegetables

During 2010, Dole decided to cease to actively market a former headquarters facility located in California due to weakness in the California real estate market. As a result, the assets related to the California campus facility were reclassified from assets held-for-sale to property, plant, and equipment.

Packaged Foods

At January 1, 2011, the assets held-for-sale balance in the packaged foods reporting segment consists primarily of approximately 400 acres of peach orchards located in California.

Fresh-Cut Flowers — Discontinued Operation

At January 1, 2011, the assets held-for-sale balance in the fresh-cut flowers — discontinued operation consists of a portion of the real estate of the former flowers divisions. During 2010, Dole sold a building and a farm located in Colombia to the buyer of the flowers business. Dole received cash proceeds of $6.5 million and recorded a gain of approximately $4.1 million, which is included as a component of gain on disposal of discontinued operations, net of income taxes in the consolidated statement of operations for the year ended January 1, 2011. In addition, Dole recorded a $1.2 million write-down during 2010 related to land in Colombia. Dole also received cash proceeds of $1.5 million related to the sale of land in Colombia.

During January 2009, the operations and the majority of the related assets of the fresh-cut flowers business were sold. Net proceeds from the sale totaled approximately $29.3 million. Of this amount, $21 million was collected in cash and the remaining $8.3 million was recorded as a receivable, which was due in January 2011. Dole is currently renegotiating the terms of the note, including the timing of payment and the interest rate.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Citrus — Discontinued Operations

During fiscal 2007, two of Dole’s non-wholly-owned subsidiaries sold land parcels located in Central California to subsidiaries of Castle and Cooke, Inc. (“Castle”) for $40.3 million, of which $30.5 million was in cash and $9.8 million was a note receivable. Castle is owned by David H. Murdock, Dole’s Chairman. During 2010, Dole collected $5.7 million which represented its share of the note receivable. The remaining $4.1 note receivable balance was ultimately disbursed to Dole’s minority partner during 2010 as a non-cash distribution.

Note 10 —	Property, Plant and Equipment

Major classes of property, plant and equipment were as follows:

	January 1,	January 2,
	2011	2010
	(In thousands)

Land and land improvements	$482,368	$521,045
Buildings and leasehold improvements	409,382	398,650
Machinery and equipment	830,415	798,787
Vessels and containers	168,842	192,146
Vessels and equipment under capital leases	90,196	91,593
Construction in progress	79,288	29,325

	2,060,491	2,031,546
Accumulated depreciation	(1,117,461)	(1,069,299)

	$943,030	$962,247

Depreciation is computed by the straight-line method over the estimated useful lives of the assets as follows:

Years

Land improvements	3 to 40
Buildings and leasehold improvements	3 to 50
Machinery and equipment	3 to 35
Vessels and containers	5 to 20
Vessels and equipment under capital leases	Shorter of useful life or life of lease

Depreciation expense on property, plant and equipment for continuing operations totaled $110.4 million, $115.8 million and $133.4 million for the years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively. There was no depreciation expense on property, plant and equipment for discontinued operations for the years ended January 1, 2011 and January 2, 2010, respectively. Depreciation expense on property, plant and equipment for discontinued operations totaled $1.1 million for the year ended January 3, 2009.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 11 —	Goodwill and Intangible Assets

Goodwill has been allocated to Dole’s reporting segments as follows:

		Fresh	Packaged
	Fresh Fruit	Vegetables	Foods	Total
	(In thousands)

Balance as of January 3, 2009	$274,723	$71,206	$60,611	$406,540
Acquisition of Distrifruit	6,207	—	—	6,207
Disposal of box plant operations	(5,500)	—	—	(5,500)

Balance as of January 2, 2010	$275,430	$71,206	$60,611	$407,247

Balance as of January 1, 2011	$275,430	$71,206	$60,611	$407,247

During May 2009, Dole acquired all of the assets of Distrifruit, a distributor of fresh fruit located in Romania, in exchange for trade receivables due from the seller. Dole acquired the assets primarily to gain access to the Romanian market. At the acquisition date, the total fair value of the assets acquired was $10 million, consisting of $2.9 million of inventory and property, plant and equipment, and $7.1 million of intangible assets. The final allocation of the acquisition during fiscal 2009 resulted in recording $1.1 million of an intangible asset associated with customer relationships and $6.2 million of goodwill, including $0.2 million of deferred taxes.

During the fourth quarter of 2009, Dole sold its box plant operations in Latin America. As a result of the sale, $5.5 million of goodwill associated with these box plants was written off.

Details of Dole’s intangible assets were as follows:

	January 1,	January 2,
	2011	2010
	(In thousands)

Amortized intangible assets:
Customer relationships	$38,501	$39,631
Other amortized intangible assets	2,064	2,126

	40,565	41,757
Accumulated amortization — customer relationships	(27,605)	(23,989)
Other accumulated amortization	(1,494)	(1,530)

Accumulated amortization — intangible assets	(29,099)	(25,519)

Amortized intangible assets, net	11,466	16,238
Indefinite-lived intangible assets:
Trademark and trade names	689,615	689,615

Total identifiable intangible assets, net	$701,081	$705,853

Amortization expense of intangibles totaled $3.8 million, $3.8 million and $4.3 million for the years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively.

During the third quarter of 2010, Dole recorded a $1 million impairment charge to intangible assets. Refer to Note 6 — Charges for Restructuring and Long-Term Receivables for further discussion of the impairment charge.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

As of January 1, 2011, the estimated remaining amortization expense associated with Dole’s intangible assets in each of the next five fiscal years was as follows (in thousands):

Fiscal Year	Amount

2011	$3,677
2012	$3,677
2013	$1,498
2014	$842
2015	$842

Dole performed its annual impairment test of goodwill and indefinite-lived intangible assets pursuant to FASB ASC Topic 350, “Intangibles — Goodwill and Other” (“ASC 350”), during the second quarter of fiscal 2010. This test indicated no impairment to goodwill or any of Dole’s indefinite-lived intangible assets. As market conditions change, Dole continues to monitor and perform updates of its impairment testing of recoverability of goodwill and long-lived assets.

Due to a decline in operating results of the Fresh Fruit reporting unit during the fourth quarter of 2010, Dole tested the goodwill of this reporting unit for impairment. The test indicated that the goodwill of this reporting unit was not impaired as of January 1, 2011.

Note 12 —	Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following amounts:

	January 1,	January 2,
	2011	2010
	(In thousands)

Unsecured debt:
8.875% notes due 2011	—	70,000
8.75% debentures due 2013	155,000	155,000
Secured debt:
13.875% notes due 2014	227,437	227,437
8% notes due 2016	315,000	315,000
Revolving credit facility	—	—
Term loan facilities	829,829	739,216
Contracts and notes, at a weighted average interest rate of 4.1% in 2010 (6% in 2009) through 2014	9,070	9,349
Capital lease obligations, at a weighted average interest rate of 2.6% in 2010 (3.5% in 2009)	59,552	65,065
Notes payable, at a weighted average interest rate of 3.5% in 2010 (7.3% in 2009)	31,922	37,308
Unamortized debt discount	(24,215)	(20,370)

	1,603,595	1,598,005
Current maturities	(39,270)	(45,325)

	$1,564,325	$1,552,680

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Notes Payable

Dole borrows funds primarily on a short-term basis to finance current operations. The terms of these borrowings range from one month to three months. Dole’s notes payable at January 1, 2011 consist primarily of foreign borrowings in Asia and Latin America.

2010 Debt Refinancing

On March 2, 2010, Dole amended its senior secured credit facilities. The amended senior secured credit facilities provided $850 million of term loan facilities due 2017 and a $350 million revolving credit facility due 2014.

Notes and Debentures

In March 2003, Dole issued $475 million aggregate principal amount of 2011 Notes. The 2011 Notes were issued at par. In 2005 in conjunction with an amendment and restatement of its senior secured credit agreement, Dole repurchased $275 million of its 2011 Notes. On November 30, 2009, Dole redeemed $130 million of the 2011 Notes. This redemption was paid for with net proceeds from Dole’s IPO. On March 2, 2010, Dole called for redemption all of the remaining 2011 Notes. On April 1, 2010, Dole redeemed the remaining $70 million of the 2011 Notes outstanding with the proceeds from the senior secured credit facilities amendments.

In July 1993, Dole issued and sold debentures due 2013 (“2013 Debentures”). The 2013 Debentures are not redeemable prior to maturity and were issued at 99.37% of par.

On March 18, 2009, Dole completed the sale and issuance of $350 million aggregate principal amount of 13.875% Senior Secured Note due 2014 at a discount of $25 million. The 2014 Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States in compliance with Regulation S under the Securities Act. The sale was exempt from the registration requirements of the Securities Act. Interest on the 2014 Notes is paid semiannually in arrears on March 15 and September 15 of each year. The 2014 Notes have the benefit of a lien on certain U.S. assets of Dole that is junior to the liens of Dole’s senior secured credit facilities (revolving credit and term loan facilities) and pari passu with the liens of the 2016 Notes, and are senior obligations of Dole ranking equally with Dole’s existing senior debt. On November 30, 2009, Dole redeemed $122.5 million of the 2014 Notes with proceeds from Dole’s IPO and incurred a prepayment penalty of $17 million which was recorded in debt retirement costs incurred in connection with initial public offering in the consolidated statement of operations for the year ending January 2, 2010.

On September 25, 2009, Dole completed the sale and issuance of $315 million aggregate principal amount of 8% Senior Secured Notes due 2016 at a discount of $6.2 million. The 2016 Notes were sold to qualified institutional investors pursuant to Rule 144A under the Securities Act of 1933 (“Securities Act”) and to persons outside the United States in compliance with Regulation S under the Securities Act. The sale was exempt from the registration requirements of the Securities Act. Interest on the 2016 Notes is paid semiannually in arrears on April 1 and October 1 of each year. The 2016 Notes will mature on October 1, 2016. The 2016 Notes have the benefit of a lien on certain U.S. assets of Dole that is junior to the liens of Dole’s senior secured credit facilities (revolving credit and term loan facilities) and pari passu with the liens of the 2014 Notes, and are senior obligations ranking equally with Dole’s existing senior debt.

Interest on the notes and debentures is paid semi-annually. None of Dole’s notes or debentures are subject to any sinking fund requirements. The notes and debentures are guaranteed by Dole’s wholly-owned domestic subsidiaries (Refer to Note 25).

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Term Loans and Revolving Credit Facility

As of January 1, 2011, the term loan facilities consisted of $238.2 million of Term Loan B and $591.6 million of Term Loan C. The term loan facilities bear interest, at Dole’s option, at a rate per annum equal to either (i) London Interbank Offer Rate (“LIBOR”) plus a base rate of 3.25%, with a LIBOR floor of 1.75%; or (ii) the base rate plus 2.25%. Interest on the term loan facilities is payable quarterly in arrears. The weighted average variable interest rate at January 1, 2011 for Term Loan B and Term Loan C was 5.05%. The term loan facilities require quarterly principal payments, plus a balloon payment due in 2017. Dole has an interest rate swap to hedge future changes in interest rates and a cross currency swap to lower the U.S. dollar fixed interest rate to a Japanese yen fixed interest rate on Term Loan C through June 2011. Refer to Note 17 — Derivative Financial Instruments for additional information related to these instruments.

As of January 1, 2011, the asset-based lending senior secured revolving credit facility (“ABL revolver”) borrowing base was $254.2 million. There were no borrowings under the ABL revolver at January 1, 2011. Amounts outstanding under the ABL revolver bear interest, at Dole’s option, at a rate per annum equal to either (i) LIBOR plus 3.00% to 3.50%, or (ii) a base rate plus 2.00% to 2.50%, in each case, based upon Dole’s historical borrowing availability under this facility. The ABL revolver matures in March 2014. After taking into account approximately $141 million of outstanding letters of credit issued under the ABL revolver, Dole had approximately $113.2 million available for borrowings as of January 1, 2011. During the third quarter of 2010, Dole’s $100 million pre-funded letter of credit facility expired and substantially all of the outstanding letters of credit and bank guarantees were transferred to Dole’s ABL revolver. In connection with the expiration of the pre-funded letter of credit facility, Dole entered into a €45 million ($59.8 million) letter of credit facility during the third quarter of 2010 to support the bank guaranty issued in the same amount associated with the European Commission’s Decision in 2009. Refer to Note 19 — Contingencies for further discussion of the European Union Antitrust Inquiry.

A commitment fee, which fluctuated between 0.5% and 0.75%, was paid based on the total unused portion of the revolving credit facility. Dole paid a total of $5.4 million, $4.3 million and $1 million in commitment and facility fees for the years ended January 1, 2011, January 2, 2010 and January 3, 2009.

The revolving credit facility and term loan facilities are collateralized by substantially all of Dole’s tangible and intangible assets, other than certain intercompany debt, certain equity interests and each of Dole’s U.S. manufacturing plants and processing facilities that has a net book value exceeding 1% of Dole’s net tangible assets.

Capital Lease Obligations

At January 1, 2011 and January 2, 2010, included in capital lease obligations were $57 million and $62.2 million, respectively, of vessel financing related to two vessel leases denominated in British pound sterling. The decrease in the capital lease obligation was primarily due to the weakening of the British pound sterling against the U.S. dollar during 2010, which resulted in Dole recognizing a gain of $2.7 million. This gain was recorded as other income (expense), net in the consolidated statement of operations. The interest rates on these leases are based on LIBOR plus a spread. The remaining $2.5 million of capital lease obligations relate primarily to machinery and equipment. Interest rates under these leases are fixed. The capital lease obligations are collateralized by the underlying leased assets. Total payments, including principal and interest, through the remaining life of the lease total approximately $68.9 million. These leases expire in 2026.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Commitment (as defined) for any three consecutive business days. To date, the springing covenant had never been effective and Dole does not currently anticipate that the springing covenant will become effective.

In addition, as a result of the March 2, 2010 amendments to Dole’s senior secured credit facilities, Dole is subject to a maximum total leverage and a minimum interest coverage ratio. At January 1, 2011, Dole’s total leverage ratio was 4.1x and interest coverage ratio was 2.44x as compared with the required maximum total leverage ratio of 4.75x and the minimum interest coverage ratio of 1.75x.

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

Debt Issuance Costs

In connection with the March 2, 2010 amendments of the senior secured credit facilities, Dole incurred debt issuance costs of $17 million. During 2009, Dole incurred debt issuance costs of $25.5 million in connection with the issuance of the 2016 Notes as well as the issuance of the 2014 Notes and the amendment of Dole’s senior secured credit facilities. Debt issuance costs are capitalized and amortized into interest expense over the term of the underlying debt. During the year ended January 1, 2011, January 2, 2010 and January 3, 2009, Dole amortized deferred debt issuance costs of $6.6 million, $5.5 million and $4.1 million respectively.

Dole wrote off $4.6 million of deferred debt issuance costs during the year ended January 1, 2011 resulting from the amendment of the senior secured credit facilities as well as the refinancing of the term loan facilities in connection with the amendments. The refinancing of the term loans and a portion of the ABL revolver, as a result of the amendments, was accounted for as extinguishment of debt. The write-off related to these amendments was recorded in other income (expense), net in the consolidated statement of operations for the year ending January 1, 2011.

Dole wrote off $18.1 million of deferred debt issuance costs during the year ended January 2, 2010 resulting from the early retirement of debt and the amendment of its senior secured credit facilities. The amendment was accounted for as an extinguishment of debt. $5.6 million of the write-off related to these amendments was recorded in other income (expense), net and the remaining $12.5 million was recorded in debt retirement costs incurred in connection with initial public offering in the consolidated statement of operations for the year ending January 2, 2010.

Debt discounts on term loan facilities in connection with the 2010 amendments of the senior secured credit facilities totaled $8.5 million. Debt discounts are amortized into interest expense over the term of the underlying debt. During the year ended January 1, 2011, January 2, 2010 and January 3, 2009, Dole amortized debt discounts of $4.7 million, $3.1 million and $0.3 million, respectively.

Fair Value of Debt

Dole estimates the fair value of its unsecured notes and debentures based on current quoted market prices. The term loans are traded between institutional investors on the secondary loan market, and the fair values of the term loans are based on the last available trading price.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The carrying value and estimated fair values of Dole’s debt is summarized below:

	January 1, 2011		January 2, 2010
	Carrying	Estimated	Carrying	Estimated
	Values	Fair Values	Values	Fair Values
	(In thousands)

Secured and unsecured notes and debentures	$680,674	$774,873	$747,067	$824,412
Term loans	822,377	844,351	739,216	743,836

Carrying values for the secured and unsecured notes and debentures are net of debt discounts.

Maturities of Notes Payable and Long-Term Debt

Maturities with respect to notes payable and long-term debt as of January 1, 2011 were as follows (in thousands):

Fiscal Year	Amount

2011	$39,270
2012	10,123
2013	162,312
2014	237,220
2015	10,095
Thereafter	1,144,575

Total	$1,603,595

Other

In addition to amounts available under the revolving credit facility, Dole’s subsidiaries have uncommitted lines of credit of approximately $126.3 million at various local banks, of which $90.6 million was available at January 1, 2011. These lines of credit are used primarily for short-term borrowings, foreign currency exchange settlement and the issuance of letters of credit or bank guarantees. Several of Dole’s uncommitted lines of credit expire in 2011 while others do not have a commitment expiration date. These arrangements may be cancelled at any time by Dole or the banks. Dole’s ability to utilize these lines of credit may be impacted by the terms of its senior secured credit facilities and bond indentures.

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

Substantially all pension benefits for U.S. employees were frozen in 2002. There were fewer than 200 employees who continue to earn benefits under the terms of collective bargaining agreements at January 1, 2011.

Dole uses a December 31 measurement date for all of its plans.

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

As a result of the Pension Protection Act of 2006, Dole anticipates making contributions to its U.S. qualified plan averaging approximately $9.5 million per year over the next eight years. Dole also anticipates that certain forms of benefit payments, such as lump sums, will be partially restricted over the next few years.

OPRB Plan Amendment

During the fourth quarter of 2008, Dole amended its domestic OPRB Plan. This amendment became effective January 1, 2009. Dole replaced health care coverage (including prescription drugs) for Medicare eligible retirees and surviving spouses who are age 65 and older with a new Health Reimbursement Arrangement (“HRA”), whereby each participant is provided an annual amount in an HRA account. This plan amendment reduced the January 2, 2009 benefit obligation by $19.1 million. Based on the 2010 discount rate, this reduction in benefit obligation will result in a reduction in OPRB expense of approximately $3.7 million for each of the next 6 years and by $1 million for each year thereafter.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Obligations and Funded Status — The status of Dole’s defined benefit pension and OPRB plans was as follows:

	U.S. Pension Plans		International Pension Plans		OPRB Plans
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	January 1,	January 2,	January 1,	January 2,	January 1,	January 2,
	2011	2010	2011	2010	2011	2010
	(In thousands)

Change in projected benefit obligation:
Benefit obligation at beginning of period	$296,675	$267,062	$95,512	$94,822	$42,133	$40,025
Service cost	197	166	5,988	6,306	82	143
Interest cost	15,677	17,246	7,015	7,468	2,343	2,632
Plan amendments	—	—	1,217	376	—	(739)
Foreign currency exchange rate changes	—	—	2,856	3,104	—	—
Actuarial (gain) loss	17,857	35,771	13,784	(1,002)	1,289	3,707
Divestitures	—	—	—	(2,550)	—	—
Curtailments, settlements and terminations, net	—	—	(10,444)	—	—	—
Benefits paid	(22,355)	(23,570)	(11,892)	(13,012)	(3,810)	(3,635)

Benefit obligation at end of period	$308,051	$296,675	$104,036	$95,512	$42,037	$42,133

Change in plan assets:
Fair value of plan assets at beginning of period	$182,692	$165,533	$4,428	$3,924	$—	$—
Actual return on plan assets	20,302	32,748	587	376	—	—
Company contributions	14,016	7,981	21,601	13,012	3,810	3,635
Foreign currency exchange rate changes	—	—	255	128	—	—
Benefits paid	(22,355)	(23,570)	(11,892)	(13,012)	(3,810)	(3,635)
Settlements			(9,709)
Divestitures	—	—	—	—	—	—

Fair value of plan assets at end of period	$194,655	$182,692	$5,270	$4,428	$—	$—

Funded status	$(113,396)	$(113,983)	$(98,766)	$(91,084)	$(42,037)	$(42,133)

Amounts recognized in the
Consolidated Balance Sheets:
Current liabilities	$(2,515)	$(2,481)	$(7,595)	$(6,823)	$(4,051)	$(4,118)
Long-term liabilities	(110,881)	(111,502)	(91,171)	(84,261)	(37,986)	(38,015)

	$(113,396)	$(113,983)	$(98,766)	$(91,084)	$(42,037)	$(42,133)

During 2009, Dole sold box plant operations in Latin America, which had defined benefit plans. The sales have been reflected in the tables above as divestitures.

Amounts recognized in accumulated other comprehensive loss were as follows:

	U.S. Pension Plans		International Pension Plans		OPRB Plans
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	January 1,	January 2,	January 1,	January 2,	January 1,	January 2,
	2011	2010	2011	2010	2011	2010
	(In thousands)

Net actuarial loss (gain)	$104,090	$94,032	$12,980	$7,621	$(2,798)	$(4,123)
Prior service cost (benefit)	—	—	3,989	3,766	(19,231)	(22,755)
Net transition obligation	—	—	6	33	—	—
Income taxes	(35,709)	(35,709)	(1,696)	(677)	10,205	10,205

Total	$68,381	$58,323	$15,279	$10,743	$(11,824)	$(16,673)

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

All of Dole’s pension plans were underfunded at January 1, 2011, having accumulated benefit obligations exceeding the fair value of plan assets. The accumulated benefit obligation for all defined benefit pension plans was $386.1 million and $366.4 million at January 1, 2011 and January 2, 2010, respectively. The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	January 1,	January 2,
	2011	2010
	(In thousands)

Projected benefit obligation	$412,087	$392,187
Accumulated benefit obligation	$386,129	$366,445
Fair value of plan assets	$199,925	$187,120

Components of Net Periodic Benefit Cost and Other Changes Recognized in Other Comprehensive Loss

The components of net periodic benefit cost and other changes recognized in other comprehensive loss for Dole’s U.S. and international pension plans and OPRB plans were as follows:

	U.S. Pension Plans			International Pension Plans
	Year	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended	Ended
	January 1,	January 2,	January 3,	January 1,	January 2,	January 3,
	2011	2010	2009	2011	2010	2009
	(In thousands)

Components of net periodic benefit cost:
Service cost	$197	$166	$149	$5,988	$6,306	$7,069
Interest cost	15,677	17,246	18,481	7,015	7,468	10,314
Expected return on plan assets	(16,356)	(16,892)	(18,139)	(454)	(428)	(2,378)
Amortization of:
Unrecognized net loss	3,853	268	1,485	463	569	493
Unrecognized prior service cost	—	—	1	697	333	79
Unrecognized net transition obligation	—	—	—	25	49	59
Curtailments, settlements and terminations, net	—	—	—	2,099	458	918
Restructuring related settlements	—	—	—	5,449	—	—

	$3,371	$788	$1,977	$21,282	$14,755	$16,554

Other changes recognized in other comprehensive loss:
Net loss (gain)	$13,911	$19,916	$33,115	$13,597	$(855)	$3,030
Prior service cost	—	—	—	1,217	376	3,449
Amortization of:
Net loss (gain)	(3,853)	(268)	(1,485)	(8,415)	(3,176)	698
Prior service cost	—	—	(1)	(1,028)	(333)	(79)
Transition obligation	—	—	—	(25)	(49)	(59)
Foreign currency adjustment	—	—	—	209	66	(159)
Income taxes	—	(7,815)	(11,860)	(1,019)	(93)	(376)

Total recognized in other comprehensive loss	$10,058	$11,833	$19,769	$4,536	$(4,064)	$6,504

Total recognized in net periodic benefit cost and other comprehensive loss, net of income taxes	$13,429	$12,621	$21,746	$25,818	$10,691	$23,058

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

	OPRB Plans
	Year	Year	Year
	Ended	Ended	Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
	(In thousands)

Components of net periodic benefit cost:
Service cost	$82	$143	$284
Interest cost	2,343	2,632	3,921
Amortization of:
Net loss (gain)	(117)	(506)	(8)
Prior service benefit	(3,524)	(3,491)	(914)
Curtailments, settlements and terminations, net	—	—	(158)

	$(1,216)	$(1,222)	$3,125

Other changes recognized in other comprehensive loss:
Net loss (gain)	$1,208	$3,461	$(1,963)
Prior service benefit	—	(739)	(20,960)
Amortization of:
Net loss (gain)	117	506	8
Prior service benefit	3,524	3,491	914
Income taxes	—	(3,055)	9,936

Total recognized in other comprehensive loss	$4,849	$3,664	$(12,065)

Total recognized in net periodic benefit cost and other comprehensive loss, net of income taxes	$3,633	$2,442	$(8,940)

The estimated actuarial net gain or loss, prior service benefit and transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $7.9 million of expense. The estimated actuarial net gain and prior service benefit for the OPRB plans that will be amortized from accumulated other comprehensive loss into periodic benefit cost over the next fiscal year is $3.5 million of income.

Assumptions

Weighted average assumptions used to determine benefit obligations were as follows:

	U.S. Pension		International
	Plans		Pension Plans		OPRB Plans
	2010	2009	2010	2009	2010	2009

Discount rate	5.00%	5.50%	7.06%	7.70%	5.22%	5.85%
Rate of compensation increase	—	—	5.24%	5.37%	—	—

Weighted average assumptions used to determine net periodic benefit cost were as follows:

	U.S. Pension Plans			International Pension Plans			OPRB Plans
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Discount rate	5.50%	6.75%	6.25%	7.70%	8.30%	8.47%	5.85%	7.03%	6.44%
Compensation increase	—	2.50%	2.50%	5.37%	6.00%	5.85%	—	—	—
Rate of return on plan assets	8.00%	8.00%	8.00%	10.00%	10.00%	7.70%	—	—	—

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

International plan discount rates, assumed rates of increase in future compensation and expected long-term return on assets differ from the assumptions used for U.S. plans due to differences in the local economic conditions in the countries in which the international plans are based. The assumption for the rate of compensation increase of 0% through 2011 and 2.5% thereafter on the U.S. plans represents the rate associated with those participants whose benefits are negotiated under collective bargaining arrangements.

The accumulated pension benefit obligation for Dole’s U.S. OPRB plan were determined using the following assumed annual rate of increase in the per capita cost of covered health care benefits:

	2011	2010

Health care costs trend rate assumed for next year	7.5%	8.0%
Rate of increase to which the cost of benefits is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2016	2016

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

A one-percentage-point change in assumed health care cost trend rates would have the following impact on Dole’s OPRB plans:

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease
	(In thousands)

Increase (decrease) in service and interest cost	$103	$(90)
Increase (decrease) in postretirement benefit obligation	$2,016	$(1,743)

Plan Assets

The following is the target asset mix for Dole’s U.S. pension plan, which management believes provides the optimal tradeoff of diversification and long-term asset growth:

Target
Asset Class	Allocation

Fixed income securities	40%
Equity securities	55%
Private equity and venture capital funds	5%

Dole’s U.S. pension plan weighted average asset allocations by asset category were as follows:

	Plan Assets at
	January 1,	January 2,
Asset Class	2011	2010

Fixed income securities	41%	47%
Equity securities	55%	52%
Private equity and venture capital funds	4%	1%

Total	100%	100%

The plan’s asset allocation includes a mix of fixed income investments designed to reduce volatility and equity investments designed to maintain funding ratios and long-term financial health of the plan. The equity investments are diversified across U.S. and international stocks as well as growth, value, and small and large capitalizations.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

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

The pension plan did not hold any of Dole’s common stock at January 1, 2011 and January 2, 2010.

Dole determines the expected return on pension plan assets based on an expectation of average annual returns over an extended period of years. Dole also considers the weighted-average historical rate of returns on securities with similar characteristics to those in which Dole’s pension assets are invested.

Dole applies the “10% corridor” approach to amortize unrecognized actuarial gains (losses) on both its U.S. and international pension and OPRB plans. Under this approach, only actuarial gains (losses) that exceed 10% of the greater of the projected benefit obligation or the market-related value of the plan assets are amortized. The amortization period is based on the average remaining service period of active employees expected to receive benefits under each plan or over the life expectancy of inactive participants where all, or nearly all, participants are inactive. For the year ended January 1, 2011, the average remaining service period used to amortize unrecognized actuarial gains (losses) for its domestic plans was approximately 10 years.

Plan Contributions and Estimated Future Benefit Payments

During 2010, Dole contributed $12.3 million to its qualified U.S. pension plan. These contributions were made to comply with minimum funding requirements under the Internal Revenue Code. Dole expects to contribute approximately $15.3 million to its U.S. qualified plan in 2011. Dole intends to make future contributions to the U.S. pension plan that will satisfy the minimum funding requirements. Future contributions to the U.S. pension plan in excess of the minimum funding requirement are voluntary and may change depending on Dole’s operating performance or at management’s discretion. Dole expects to make $16.8 million of contributions related to its other U.S. and foreign pension and OPRB plans in 2011.

The following table presents estimated future benefit payments:

		International
	U.S. Pension	Pension
Fiscal Year	Plans	Plans	OPRB Plans
	(In thousands)

2011	$23,402	$10,227	$4,051
2012	23,271	9,578	3,945
2013	22,701	9,261	3,881
2014	22,330	10,416	3,796
2015	22,099	10,579	3,678
2016-2020	106,396	54,777	15,959

Total	$220,199	$104,838	$35,310

Defined Contribution Plans

Dole offers defined contribution plans to eligible employees. Such employees may defer a percentage of their annual compensation in accordance with plan guidelines. Some of these plans provide for a Company match that is subject to a maximum contribution as defined by the plan. Company contributions to its defined contribution plans

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

totaled $6.5 million, $6.5 million and $8.1 million in the years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively.

Multi-Employer Plans

Dole is also party to various industry-wide collective bargaining agreements that provide pension benefits. Total contributions to these plans for eligible participants were approximately $2 million, $2.2 million and $1.6 million in the years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively.

Note 14 —	Shareholders’ Equity

Dole’s authorized share capital as of January 1, 2011 consisted of 310 million shares, of which 300 million were designated as $0.001 par value common stock, and 10 million were designated as $0.001 per value preferred stock. Of the 300 million common shares authorized, 88.6 million shares were issued and outstanding (included in this balance are 1,038,238 restricted stock awards which are outstanding but pending vesting) at January 1, 2011. Of the 10 million preferred shares authorized, there were no shares issued and outstanding at January 1, 2011.

Dividends

On June 22, 2009, Dole declared a dividend of $15 million to its former parent, Holdings. Dole paid $7.5 million on June 23, 2009, $2.5 million on July 20, 2009, $3.5 million on August 18, 2009 and the remaining $1.5 million on August 31, 2009. Dole did not declare or pay a dividend during the years ended January 1, 2011 and January 3, 2009. Dole’s ability to declare and pay future dividends is subject to limitations contained in its senior secured credit facilities and bond indentures. At present, under such limitations, Dole could not declare or pay dividends exceeding $25 million in the aggregate.

Initial Public Offering

During October, 2009, Dole sold 35,715,000 common shares in an initial public offering at $12.50 per share and received net proceeds of $415 million. Dole used the net proceeds to pay down indebtedness. Immediately prior to the IPO closing, Dole completed certain merger and transfer transactions, and as a result, Holdings was merged into Dole. In the merger, each share of the 1,000 shares of common stock previously held by Holdings were converted into 51,710 shares of Dole common stock, and all outstanding common stock immediately prior to the merger were cancelled. Dole’s chairman, David H. Murdock, and his affiliates beneficially own 51,710,000 common shares, or approximately 58.6% of Dole’s outstanding common shares. The transfer transactions, among other things, included a transfer of land (and taxes related to the transfer) to an affiliated entity of Mr. Murdock of $6 million and the deemed assumption of $85 million of the Hotel Loan. Furthermore, as a result of the merger, the net operating loss carryforwards of Holdings incurred prior to the merger became available to Dole and have been recorded as net deferred tax assets. The net deferred tax assets, net of valuation allowances of $33.8 million were recorded as a capital contribution.

The transfer of land was not effectuated during 2010 and was mutually agreed by all parties not to proceed further. Therefore, the property and related taxes continue to belong to a subsidiary of Dole.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of changes to shareholders’ equity, other than contributions from or distributions to shareholders, and net income (loss). Dole’s other comprehensive income (loss) principally consists of unrealized foreign currency translation gains and losses, unrealized gains and losses on cash flow hedging instruments, and minimum pension liability. The components of, and changes in, accumulated other comprehensive income (loss) are presented in Dole’s Consolidated Statements of Shareholders’ Equity.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 15 —	Business Segments

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

In the tables below, only revenues from external customers and EBIT reflect results from continuing operations. Total assets, depreciation and amortization and capital additions reflect results from continuing and discontinued operations for fiscal 2010, 2009 and 2008.

The results of operations and financial position of the three reportable operating segments and corporate were as follows:

Results of Operations:

	2010	2009	2008
	(In thousands)

Revenues from external customers:
Fresh fruit	$4,715,468	$4,710,924	$5,401,145
Fresh vegetables	1,055,066	1,024,526	1,086,888
Packaged foods	1,121,417	1,041,853	1,130,791
Corporate	663	1,218	1,128

	$6,892,614	$6,778,521	$7,619,952

EBIT:
Fresh fruit	$122,091	$305,353	$305,765
Fresh vegetables	29,930	9,359	1,100
Packaged foods	106,960	105,491	70,984

Total operating segments	258,981	420,203	377,849
Corporate:
Unrealized loss on cross currency swap	(67,257)	(21,051)	(50,411)
Unrealized loss on foreign denominated instruments	(3,173)	(612)	(1,119)
Debt retirement costs in connection with initial public offering	—	(30,551)	—
Operating and other expenses	(44,959)	(54,504)	(52,924)

Total Corporate	(115,389)	(106,718)	(104,454)
Interest expense	(163,950)	(205,715)	(174,485)
Income taxes	(13,394)	(22,684)	48,015

Income (loss) from continuing operations, net of income taxes	$(33,752)	$85,086	$146,925

Corporate EBIT includes general and administrative costs not allocated to operating segments.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Substantially all of Dole’s earnings from equity method investments, which have been included in EBIT in the table above, relate to the fresh fruit operating segment.

Financial Position:

	January 1,	January 2,	January 3,
	2011	2010	2009
	(In thousands)

Total assets:
Fresh fruit	$2,149,345	$2,165,234	$2,322,899
Fresh vegetables	403,252	396,449	460,221
Packaged foods	678,929	645,349	686,801

Total operating segments	3,231,526	3,207,032	3,469,921
Corporate	1,017,868	887,352	832,709
Fresh-cut flowers — discontinued operations	7,596	12,639	61,989

	$4,256,990	$4,107,023	$4,364,619

Depreciation and amortization and capital additions by segment were as follows:

	2010	2009	2008
	(In thousands)

Depreciation and amortization:
Fresh fruit	$69,057	$74,437	$90,289
Fresh vegetables	20,908	19,869	19,420
Packaged foods	22,172	22,898	25,419

Total operating segments	112,137	117,204	135,128
Corporate	2,102	2,368	2,532
Discontinued operations	—	—	1,168

	$114,239	$119,572	$138,828

Capital additions:
Fresh fruit	$41,951	$26,757	$44,381
Fresh vegetables	22,387	11,762	9,152
Packaged foods	34,877	10,304	20,111

Total operating segments	99,215	48,823	73,644
Corporate	643	1,914	255
Discontinued operations	—	—	3,016

	$99,858	$50,737	$76,915

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Dole’s revenues from external customers and tangible long-lived assets by country/region were as follows:

	2010	2009	2008
	(In thousands)

Revenues from external customers:
United States	$2,853,927	$2,831,296	$2,982,968
Japan	745,251	793,539	723,195
Sweden	469,929	456,512	564,499
Germany	481,611	447,961	551,555
Canada	344,070	311,070	287,758
United Kingdom	71,800	57,449	242,258
Other Euro zone countries	740,561	743,851	944,470
Other international	1,185,465	1,136,843	1,323,249

	$6,892,614	$6,778,521	$7,619,952

No individual country in the Other international category above had material revenues from external customers.

	January 1,	January 2,	January 3,
	2011	2010	2009
	(In thousands)

Tangible long-lived assets:
United States	$504,241	$494,178	$480,000
Oceangoing assets	92,929	131,535	134,681
Philippines	156,542	153,200	144,114
Costa Rica	79,687	83,299	96,916
Honduras	73,780	74,682	79,298
Chile	25,878	25,869	48,647
Ecuador	55,221	57,838	64,426
Other international	157,790	144,684	140,487

	$1,146,068	$1,165,285	$1,188,569

Note 16 —	Operating Leases and Other Commitments

In addition to obligations recorded on Dole’s Consolidated Balance Sheet as of January 1, 2011, Dole has commitments under cancelable and non-cancelable operating leases, primarily for land, machinery and equipment, vessels and containers and office and warehouse facilities. A significant portion of Dole’s lease payments are fixed. Total rental expense, including rent related to cancelable and non-cancelable leases, was $185.9 million, $199.6 million and $204.2 million (net of sublease income of $16.3 million, $14.7 million and $17.1 million) for the years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively.

Dole and Castle and Cooke, Inc. are parties to a corporate aircraft lease agreement in which the parties are responsible for 68% and 32%, respectively, of all obligations. The corporate aircraft lease agreement includes a residual value guarantee of up to $7 million of which Dole’s share is $4.8 million at the termination of the lease in 2018. Dole does not currently anticipate any future payments related to this residual value guarantee.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

As of January 1, 2011, Dole’s non-cancelable minimum lease commitments, including the residual value guarantee, before sublease income, were as follows (in thousands):

Fiscal Year	Amount

2011	$159,362
2012	94,680
2013	81,288
2014	34,520
2015	20,420
Thereafter	77,806

Total	$468,076

Total expected future sublease income expected to be earned over 7 years is $17.2 million.

In order to secure sufficient product to meet demand and to supplement Dole’s own production, Dole has entered into non-cancelable agreements with independent growers, primarily in Latin America and North America, to purchase substantially all of their production subject to market demand and product quality. Prices under these agreements are generally tied to prevailing market rates and contract terms generally range from one to ten years. Total purchases under these agreements were $637.3 million, $563.1 million and $658.8 million for the years ended January 1, 2011, January 2, 2010, and January 3, 2009, respectively.

At January 1, 2011, aggregate future payments under such purchase commitments (based on January 1, 2011 pricing and volumes) were as follows (in thousands):

Fiscal Year	Amount

2011	$588,794
2012	281,724
2013	217,651
2014	153,624
2015	68,767
Thereafter	63,446

Total	$1,374,006

In order to ensure a steady supply of packing supplies and to maximize volume incentive rebates, Dole has entered into contracts for the purchase of packing supplies; some of these contracts run through 2011. Prices under these agreements are generally tied to prevailing market rates. Purchases under these contracts for the years ended January 1, 2011, January 2, 2010 and January 3, 2009 were approximately $190.4 million, $168.9 million and $292.6 million, respectively.

Under these contracts, Dole was committed at January 1, 2011 to purchase packing supplies, assuming current price levels, as follows (in thousands):

Fiscal Year	Amount

2011	$195,711
2012	195,711
2013	114,711

Total	$506,133

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Dole has numerous collective bargaining agreements with various unions covering approximately 37% of Dole’s hourly full-time and seasonal employees. Of the unionized employees, 50% are covered under a collective bargaining agreement that will expire within one year and the remaining 50% are covered under collective bargaining agreements expiring beyond the upcoming year. These agreements are subject to periodic negotiation and renewal. Failure to renew any of these collective bargaining agreements may result in a strike or work stoppage; however, management does not expect that the outcome of these negotiations and renewals will have a material adverse impact on Dole’s financial condition or results of operations.

Note 17 —	Derivative Financial Instruments

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

Cash Flow Hedges

During the first quarter of 2010, Dole designated a majority of its foreign currency derivative instruments as cash flow hedges in accordance with guidance provided by FASB ASC Topic 815, “Derivatives and Hedging”. Specifically, Dole designated a majority of its foreign currency exchange forward contracts and participating forward contracts as cash flow hedges of its forecasted revenue and operating expense transactions. As a result, changes in fair value of the foreign currency derivative instruments since hedge designation, to the extent effective, are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) in the consolidated balance sheet and are reclassified into earnings in the same period the underlying transactions affect earnings. Any portion of a cash flow hedge deemed ineffective is recognized into current period earnings.

In connection with the March 2010 refinancing transaction, some of the terms of Dole’s senior secured credit facilities were amended. Dole evaluated the impact of these amendments on its hedge designation for its interest rate swap and determined not to re-designate the interest rate swap as a cash flow hedge of its interest rate risk associated with Term Loan C. As a result, changes in the fair value of the interest rate swap after de-designation on March 2, 2010 are recorded in interest expense. The unrealized loss in AOCI will be recognized into interest expense through June 2011 as the underlying Term Loan C interest payments are made.

Interest Rate Swap, Cross Currency Swap and Restricted Deposits

Dole entered into an interest rate swap in 2006 to hedge future changes in interest rates. This agreement effectively converted $320 million of borrowings under Term Loan C, which was variable-rate debt, to a fixed-rate basis through 2011. The interest rate swap fixed the interest rate at 7.2%. The paying and receiving rates under the interest rate swap were 5.5% and 0.3% as of January 1, 2011, with an outstanding notional amount of $320 million.

During 2006 (subsequently amended in 2009), Dole executed a cross currency swap to synthetically convert $320 million of Term Loan C into Japanese yen denominated debt in order to effectively lower the U.S. dollar fixed interest rate of 7.2% to a Japanese yen interest rate of 3.6%. Payments under the cross currency swap are converted from U.S. dollars to Japanese yen at an exchange rate of ¥114.9.

Dole also entered into a collateral arrangement which requires Dole to provide collateral to its counterparties when the fair market value of the cross currency and interest rate swaps exceeds a combined liability of $35 million. The measurement date for the collateral required at January 1, 2011 was December 29, 2010, and the fair value of the swaps at the measurement date was a liability of approximately $135.9 million. Dole provided cash collateral of

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

$40.9 million, which was recorded as restricted deposits in the accompanying consolidated balance sheet, and the remaining $60 million of collateral was issued through letters of credit.

At January 1, 2011, the exchange rate of U.S. dollar to Japanese yen was ¥81.5. The value of the cross currency swap will fluctuate based on changes in the U.S. dollar to Japanese yen exchange rate and market interest rates until maturity in June 2011. Dole is exploring alternatives related to the maturity, and expects to enter into a transaction to unwind the swap through the sale of a future stream of Japanese yen cash flows without any upfront cash payment.

At January 1, 2011, the gross notional amount and fair value of Dole’s derivative instruments were as follows:

	Average
	Strike	Notional
	Price	Amount
	(In thousands)

Derivatives designated as cash flow hedging instruments:
Foreign currency hedges (buy/sell):
U.S. dollar/Japanese yen	JPY 92.21	$207,707
U.S. dollar/Euro	EUR 1.34	101,570
U.S. dollar/Canadian dollar	CAD 1.01	26,015
Thai Baht/ U.S. dollar	THB 32.06	104,140
Philippine Peso/ U.S. dollar	PHP 47.16	87,655
Derivatives not designated as hedging instruments:
Foreign currency hedges (buy/sell):
South African Rand/U.S. Dollar	ZAR 8.72	5,940
Cross currency swap		320,000
Interest rate swap		320,000
Bunker fuel hedges	$453	35,000
	(per metric ton)	(metric tons	)

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

		Derivative Assets
		(Liabilities) Fair Value
		January 1,	January 2,
	Balance Sheet Classification	2011	2010
		(In thousands)

Derivatives designated as cash flow hedging instruments:
Foreign currency exchange contracts	Receivables, net	$16,961	$—
	Accrued liabilities	(31,061)	—
	Other long-term
Interest rate swap	liabilities	—	(20,560)

Total derivatives designated as cash flow hedging instruments		(14,100)	(20,560)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Receivables, net	908	2,738
	Accrued liabilities	—	(247)
Cross currency swap	Receivables, net	1,584	2,049
Cross currency swap	Accrued liabilities	(130,380)	(63,589)
Interest rate swap	Accrued liabilities	(11,310)	—
Bunker fuel hedges	Receivables, net	1,587	505

Total derivatives not designated as hedging instruments		(137,611)	(58,544)

Total		$(151,711)	$(79,104)

Settlement of the foreign currency and bunker fuel hedges will occur during 2011.

The effect of the interest rate swap and foreign currency hedges designated as cash flow hedging instruments on accumulated other comprehensive income (loss) and on the consolidated statement of operations for the years ended January 1, 2011 and January 2, 2010 were as follows:

						Gains (Losses)
						Recognized in Income
						due to Hedge
						Ineffectiveness
				Gains (Losses)		or Amounts Excluded
	Gains (Losses) Recognized in			Reclassified		from Effectiveness
	AOCI During			into Income During		Testing During
	Year Ended		Classification in	Year Ended		Year Ended
	January 1,	January 2,	Statement of	January 1,	January 2,	January 1,	January 2,
	2011	2010	Operations	2011	2010	2011	2010
	(In thousands)

Interest rate swap	$680	$(3,593)	Interest expense	$(13,802)	$(11,597)	$—	$—
Foreign currency hedges	(13,416)	—	Cost of products sold	4,365	—	3,507	—

Unrealized gains and losses on the interest rate swap were recorded through AOCI through the de-designation date. Unrecognized losses of $6.6 million related to the interest rate swap are expected to be realized into earnings through June 2011. Amounts included in AOCI as of the de-designation date are being amortized into interest expense as the quarterly payments are made. Unrecognized losses of $17.8 million related to the foreign currency hedges are expected to be realized into earnings in the next twelve months.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Net unrealized gains (losses) and realized gains (losses) on derivatives not designated as hedging instruments for the years ended January 1, 2011, January 2, 2010 and January 3, 2009 were as follows:

		Unrealized Gains (Losses)
	Classification in	January 1,	January 2,	January 3,
	Statement of Operations	2011	2010	2009
		(In thousands)

Foreign currency exchange contracts	Cost of products sold	$908	$8,553	$6,002
Bunker fuel contracts	Cost of products sold	1,082	4,081	(4,325)
Cross currency swap	Other income (expense), net	(67,257)	(21,051)	(50,411)
Interest rate swap	Interest expense	12,266	—	—

Total		$(53,001)	$(8,417)	$(48,734)

		Realized Gains (Losses)
	Classification in	January 1,	January 2,	January 3,
	Statement of Operations	2011	2010	2009
		(In thousands)

Foreign currency exchange contracts	Cost of products sold	$(79)	$(1,854)	$(11,255)
Bunker fuel contracts	Cost of products sold	274	349	678
Cross currency swap	Other income (expense), net	8,481	9,382	11,209
Interest rate swap	Interest expense	(12,440)	—	—

Total		$(3,764)	$7,877	$632

Note 18 —	Fair Value Measurements

Dole’s financial instruments primarily consist of short-term trade and grower receivables, trade payables, notes receivable and notes payable, as well as long-term grower receivables, capital lease obligations, term loans, a revolving loan, and notes and debentures. For short-term instruments, the carrying amount approximates fair value because of the short maturity of these instruments. For long-term financial instruments, excluding Dole’s secured and unsecured notes and debentures, and term loans, the carrying amount approximates fair value since they bear interest at variable rates or fixed rates which approximate market.

Dole performs fair value measurements in accordance with guidance provided by FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 provides a fair value hierarchy that prioritizes observable and unobservable inputs to valuation techniques used to measure fair value. These levels, in order of highest to lowest priority are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The following table provides a summary of the assets and liabilities measured at fair value on a recurring basis under the ASC 820 hierarchy:

	Fair Value Measurements at		Fair Value Measurements at
	January 1, 2011		January 2, 2010
		Significant		Significant
		Other Observable		Other Observable
		Inputs		Inputs
	Total	(Level 2)	Total	(Level 2)
	(In thousands)

Assets:
Foreign currency exchange contracts	$17,869	$17,869	$2,738	$2,738
Bunker fuel contracts	1,587	1,587	505	505

	$19,456	$19,456	$3,243	$3,243

Liabilities:
Foreign currency exchange contracts	$31,061	$31,061	$247	$247
Interest rate swap	11,310	11,310	20,560	20,560
Cross currency swap, net	128,796	128,796	64,540	64,540

	$171,167	$171,167	$85,347	$85,347

For Dole, the assets and liabilities that are required to be recorded at fair value on a recurring basis are the derivative instruments. The fair values of Dole’s derivative instruments are determined using Level 2 inputs, which are defined as “significant other observable inputs.” The fair values of the foreign currency exchange contracts, bunker fuel contracts, interest rate swap and cross currency swap were estimated using internal discounted cash flow calculations based upon forward foreign currency exchange rates, bunker fuel futures, interest-rate yield curves or quotes obtained from brokers for contracts with similar terms less any credit valuation adjustments. Dole recorded a credit valuation adjustment at January 1, 2011 which reduced the derivative liability balances. The credit valuation adjustment was $0.5 million at January 1, 2011. The net change in the credit valuation adjustment resulted in an unrealized loss of $1.8 million during the year ended January 1, 2011. Of this loss, $0.5 million was recorded as interest expense and $1.3 million was recorded as other income (expense), net. The credit valuation adjustment was $2.3 million at January 2, 2010 which reduced the derivative liability balances and resulted in a corresponding decrease in the unrealized loss recorded for the derivative instruments. Approximately $2.1 million of the credit valuation adjustment was recorded as a component of interest expense and $11.9 million was recorded as other income (expense), net.

The following table provides a summary of the assets measured at fair value on a nonrecurring basis for the year ended January 2, 2010 under the ASC 820 hierarchy:

		Fair Value
		Measurements at
		Reporting Date
		Using Significant
		Unobservable
	January 2,	Inputs
	2010	(Level 3)
	(In thousands)

Distrifruit net assets	$10,037	$10,037

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

As discussed in Note 6 — Charges for Restructuring and Long-Term Receivables, Dole recorded an impairment of intangible assets during the third quarter of 2010. In addition, an equity method investment was impaired during 2010. These impairments totaled $1.8 million and resulted in the assets being written down to zero. The estimated fair value of these assets was determined using Level 3 inputs. In 2010, Dole also recorded a $1.2 million write-down in discontinued operations related to land located in Colombia. The estimated fair value of this asset was determined using Level 2 inputs.

During fiscal 2010, Dole recorded provisions of $11.4 million for receivables related to a customer in Eastern Europe, which were secured by land and buildings. The net receivable represents management’s best estimate of its net realizable value after consideration of collateral securing the receivable. The estimated fair value of these assets was determined using Level 3 inputs.

The goodwill and indefinite-lived intangible asset impairment analysis were performed by Dole during 2010 using a combination of discounted cash flow models and market multiples. The discounted cash flow models used estimates and assumptions including pricing and volume data, anticipated growth rates, profitability levels, tax rates and discount rates. The fair value of the goodwill and indefinite-lived intangible asset are highly sensitive to differences between estimates and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Fair Value of Retirement Plan Assets

Dole estimates the fair value of its retirement plan assets based on current quoted market prices. In instances where quoted market prices are not readily available, the fair value of the investments is estimated by the trustee. The carrying value and estimated fair values of Dole’s retirement plan assets are summarized below:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable	Unobservable	January 1,
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	2011
	(In thousands)

Cash and cash equivalents	$421	$—	$—	$421
U.S. government securities	9,856	11,925	—	21,781
Foreign government/state/municipal securities	—	608	—	608
Corporate debt instruments	—	16,887	—	16,887
Common stock	905	—	—	905
Interest in registered investment companies	38,983	—	—	38,983
Common collective trusts	—	99,378	1,652	101,030
Interests in limited partnerships	—	—	4	4
Interest in 103-12 investment companies	—	—	14,534	14,534
Unallocated annuity contracts	—	—	10,762	10,762
Preferred stock and other	—	642	—	642
Due to broker for investments, net	(147)	(6,485)	—	(6,632)

Total	$50,018	$122,955	$26,952	$199,925

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable	Unobservable	January 2,
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	2010
	(In thousands)

Cash and cash equivalents	$149	$—	$—	$149
U.S. government securities	5,433	10,238	—	15,671
Foreign government/state/municipal securities	—	2,603	—	2,603
Corporate debt instruments	—	21,362	—	21,362
Common stock	355	—	—	355
Interest in registered investment companies	39,424	—	—	39,424
Common collective trusts	—	83,818	1,849	85,667
Interests in limited partnerships	—	—	28	28
Interest in 103-12 investment companies	—	—	11,666	11,666
Unallocated annuity contracts	—	—	10,420	10,420
Preferred stock and other	52	1,092	—	1,144
Due to (from) broker for investments, net	—	(1,369)	—	(1,369)

Total	$45,413	$117,744	$23,963	$187,120

The table below sets forth a summary of changes in the fair value of the plan’s Level 3 assets for the year ended January 1, 2011:

	Fair Value Measurements Using significant Unobservable Inputs (Level 3)
				Interest in
	Common	Interest in	Unallocated	103-12
	Collective	Limited	Annuity	Investment
	Trusts	Trusts	Contracts	Companies	Total
	(In thousands)

Beginning balance — January 3, 2009	$2,362	$103	$10,153	$6,158	$18,776
Net realized and unrealized gains/(losses)	(515)	(75)	(78)	5,586	4,918
Net purchases, issuances and settlements	2	—	345	(78)	269
Net transfer in or (out) of Level 3	—	—	—	—	—

Beginning balance — January 2, 2010	$1,849	$28	$10,420	$11,666	$23,963
Net realized and unrealized gains/(losses)	19	10	(3)	2,982	3,008
Net purchases, issuances and settlements	(216)	(34)	345	(114)	(19)
Net transfer in or (out) of Level 3	—	—	—	—	—

Ending balance — January 1, 2011	$1,652	$4	$10,762	$14,534	$26,952

Note 19 —	Contingencies

Dole is a guarantor of indebtedness to some of its key fruit suppliers and other entities integral to Dole’s operations. At January 1, 2011, guarantees of $2.2 million consisted primarily of amounts advanced under third-party bank agreements to independent growers that supply Dole with product. In addition, Dole had cash on deposit at January 1, 2011 of $10.2 million securing the indebtedness of a fruit supplier. Dole has not historically experienced any significant losses associated with these guarantees.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Dole issues letters of credit and bank guarantees through its ABL revolver and in addition, separately through major banking institutions. Dole also provides insurance company issued bonds. These letters of credit, bank guarantees and insurance company bonds are required by certain regulatory authorities, suppliers and other operating agreements. As of January 1, 2011, total letters of credit, bank guarantees and bonds outstanding under these arrangements were $234.6 million, of which $59.8 million was issued under Dole’s European letter of credit facility.

Dole also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. Dole guaranteed $237.9 million of its subsidiaries’ obligations to their suppliers and other third parties as of January 1, 2011.

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

Twenty-one of the 228 lawsuits are currently pending in various jurisdictions in the United States. One case in Los Angeles Superior Court, the last remaining lawsuit brought in the United States by Nicaraguan plaintiffs, was dismissed after the Court found that the plaintiffs and their representatives engaged in blatant fraud, witness tampering, and active manipulation. In dismissing this lawsuit, the Court vacated an earlier $1.58 million judgment against Dole in favor of four of the plaintiffs. This result was the culmination of hearings conducted by the Court in response to a July 7, 2009 order issued to plaintiffs by the California Second District Court of Appeal directing them to show cause why the $1.58 million judgment should not be vacated and judgment be entered in Dole’s favor on the grounds that the judgment was procured through fraud. After hearings held on May 10 and 11, and July 7-9 and 12,

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

2010, the Court issued an oral ruling, finding that the judgment had been procured through fraud on both Dole and the Court, and ordered it vacated. On March 11, 2011, the Court issued a final Statement of Decision that vacates the judgment and dismisses all plaintiffs’ claims with prejudice. Another case pending in Los Angeles Superior Court involving 552 Costa Rican plaintiffs is currently in discovery proceedings. Pursuant to a case management order, the initial phase of discovery requires that all plaintiffs travel to the U.S. for preliminary medical testing.

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

In Nicaragua, 195 cases are currently filed (of which 33 are active) in various courts throughout the country, all but two of which were brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional. Thirty-two cases have resulted in judgments in Nicaragua: $489.4 million (nine cases consolidated with 465 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; $64.8 million (one case with 85 claimants) on June 15, 2004; $27.7 million (one case with 36 claimants) on March 17, 2005; $98.5 million (one case with 150 claimants) on August 8, 2005; $46.4 million (one case with 62 claimants) on August 20, 2005; $809 million (six cases consolidated with 1,248 claimants) on December 1, 2006; $38.4 million (one case with 192 claimants) on November 14, 2007; and $357.7 million (eight cases with 417 claimants) on January 12, 2009, which Dole learned of unofficially. Except for the latest one, Dole has appealed all judgments, with Dole’s appeal of the August 8, 2005 $98.5 million judgment currently pending before the Nicaragua Court of Appeal. Dole will appeal the $357.7 million judgment once it has been served. On August 5, 2010, the Nicaragua Court of Appeal issued a ruling upholding the December 1, 2006 $809 million judgment. Dole has appealed that ruling to the Nicaraguan Supreme Court.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

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

As to all the DBCP matters, Dole has denied liability and asserted substantial defenses. While Dole believes there is no reliable scientific basis for alleged injuries from the agricultural field application of DBCP, Dole continues to seek reasonable resolution of pending litigation and claims in the U.S. and Latin America. For example, as in Honduras, Dole is committed to finding a prompt resolution to the DBCP claims in Nicaragua, and is prepared to pursue a structured worker program in Nicaragua with science- based criteria. Dole has also had discussions with individual plaintiff groups on possible ways to resolve related DBCP cases.

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

Dole received the Decision on October 21, 2008 and appealed the Decision to the European General Court in Luxembourg on December 24, 2008.

Dole made an initial $10 million (€7.6 million) provisional payment towards the €45.6 million fine on January 22, 2009, which is classified as other assets, net in the accompanying consolidated balance sheets. As agreed with the European Commission (DG Budget), Dole provided the required bank guaranty for the remaining balance of the fine plus interest to the EC by the deadline of April 30, 2009. The bank guaranty renews annually during the appeals process (which may take several years) and carries interest of 6.15% (accrued from January 23, 2009). If the European General Court fully agrees with Dole’s arguments presented in its appeal, Dole will be entitled to the return of all monies paid, plus interest.

Although, no assurances can be given, and although there could be a material adverse effect on Dole, Dole believes that it has not violated the European competition laws. No accrual for the Decision has been made in the accompanying consolidated financial statements, since Dole cannot determine at this time the amount of probable loss, if any, incurred as a result of the Decision.

Honduran Tax Case:  In 2005, Dole received a tax assessment from Honduras of approximately $137 million (including the claimed tax, penalty, and interest through the date of assessment) relating to the disposition of all of Dole’s interest in Cervecería Hondurea, S.A in 2001. Dole believes the assessment is without merit and filed an appeal with the Honduran tax authorities, which was denied. As a result of the denial in the administrative process, in order to negate the tax assessment, on August 5, 2005, Dole proceeded to the next stage of the appellate process by filing a lawsuit against the Honduran government in the Honduran Administrative Tax Trial Court. The Honduran government sought dismissal of the lawsuit and attachment of assets, which Dole challenged. The Honduran Supreme Court affirmed the decision of the Honduran intermediate appellate court that a statutory prerequisite to challenging the tax assessment on the merits is the payment of the tax assessment or the filing of a payment plan with the Honduran courts; Dole has challenged the constitutionality of the statute requiring such payment or payment plan. Dole and the Honduran government have had discussions regarding possible ways to resolve pending lawsuits and tax-related matters. Although no assurance can be given concerning the outcome of

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

this case, in the opinion of management, after consultation with legal counsel, the pending lawsuits and tax-related matters are not expected to have a material adverse effect on Dole’s financial position or results of operations.

Former Shell Site:  Shell Oil Company and Dole are defendants in several cases filed in Los Angeles Superior Court alleging property damage and personal injury by persons claiming to be current or former residents of a housing development built in the 1960s by a predecessor of what is now a Dole subsidiary, on land that had been owned and used by Shell as a crude oil storage facility for 40 years prior to the housing development. The California Regional Water Quality Control Board is supervising a testing program on the former Shell site. Although no assurance can be given concerning the outcome of these actions, Dole believes the housing development was done properly, more than 40 years ago, in conformity with all applicable governmental laws and regulations. No accrual for any possible liability has been made in the accompanying consolidated financial statements, since Dole cannot determine at this time the amount of probable loss, if any, incurred as a result of these actions.

Arbitration Settlement:  During the third quarter of 2010, Dole, as plaintiff, settled a dispute for $30 million that was the subject of an arbitration proceeding. The dispute involved faulty manufactured containers sold to Dole. The settlement payment was received by Dole during the third quarter of 2010. In connection with the settlement, Dole recorded a $2.7 million non-cash impairment charge related to obsolete containers during the third quarter of 2010. As a result, Dole has included $27.3 million as gain on legal settlements on the accompanying consolidated statement of operations.

Supplier Settlement:  During the fourth quarter of 2010, Dole and a fresh vegetables supplier settled a dispute. Pursuant to the settlement, the supplier paid Dole $5.3 million, which is included as gain on legal settlements on the accompanying consolidated statement of operations.

Note 20 —	Related Party Transactions

David H. Murdock, Dole’s Chairman, owns, inter alia, Castle, a transportation equipment leasing company, a private dining club and a hotel. During the years ended January 1, 2011, January 2, 2010, and January 3, 2009, Dole paid Mr. Murdock’s companies an aggregate of approximately $9 million, $9.8 million and $9.3 million, respectively, primarily for the rental of truck chassis, generator sets and warehousing services. Castle purchased approximately $0.6 million, $0.5 million and $0.7 million of products from Dole during the years ended January 1, 2011, January 2, 2010, and January 3, 2009, respectively.

During the fourth quarter of 2008, Dole and North Carolina State University executed a twenty-year sublease agreement pursuant to which Dole’s research center occupies eleven thousand gross square feet of office and laboratory in Kannapolis, North Carolina. Castle is the owner of the property. The rent expense paid to North Carolina State University was $0.6 million and $0.7 million for the years ended January 1, 2011 and January 2, 2010, respectively.

Dole and Castle are responsible for 68% and 32%, respectively, of all obligations under an aircraft lease arrangement. Prior to fiscal 2009, each party was responsible for the direct costs associated with its use of this aircraft, and all other indirect costs were shared proportionately. Effective at the beginning of fiscal 2009, the indirect costs are shared based upon each party’s actual percentage of usage for the year. During the years ended January 1, 2011, January 2, 2010, and January 3, 2009, Dole’s share of the direct and indirect costs for this aircraft was $2.3 million, $2.2 million and $2.2 million, respectively.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Dole retained risk for commercial property losses sustained by Dole and Castle totaling $3 million in the aggregate and $3 million per occurrence, above which Dole had coverage provided through third-party insurance carriers. The arrangement provided for premiums to be paid to Dole by Castle in exchange for Dole’s retained risk. Dole received approximately $0.3 million and $0.5 million from Castle during the years ended January, 2, 2010 and January 3, 2009, respectively. Dole ceased providing this coverage to Castle as of October 31, 2009.

Dole had a number of other transactions with Castle and other entities owned by Mr. Murdock, generally on an arms-length basis, none of which, individually or in the aggregate, were material. At January 1, 2011, Dole had due from Castle outstanding net accounts receivable of $0.1 million. At January 2, 2010, Dole had due from Castle outstanding net accounts receivable of less than $0.1 million and a note receivable of $9.8 million. During 2010, Dole collected $5.7 million which represented its share of the note receivable. The remaining $4.1 million note receivable was ultimately disbursed during 2010 as a non-cash distribution.

During the first quarter of 2007, Dole and Castle executed a lease agreement pursuant to which Dole’s fresh vegetables operations occupy an office building in Monterey, California, which was owned by Castle. In August 2009, the lease was amended whereby the lease term was extended from May 2021 to May 2024. Dole received $0.3 million from Castle as consideration for the lease extension. In September 2009, Castle sold the office building to a third party. Rent expense paid to Castle for the years ended January 2, 2010, and January 3, 2009 totaled $0.9 million and $1.4 million, respectively.

Note 21 —	Earnings Per Share

	Fiscal Year Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
	(In thousands, except per share amounts)

Income (loss) from continuing operations	$(33,752)	$85,086	$146,925
Income (loss) from discontinued operations	629	1,639	(27,391)
Gain on disposal of discontinued operations	2,957	1,308	3,315
Less: Net income attributable to noncontrolling interests	(3,958)	(3,948)	(1,844)

Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$(34,124)	$84,085	$121,005

Weighted average common shares outstanding — Basic(1)	87,451	58,775	51,710
Diluted effects of stock incentive plan	—	—	—

Weighted average common shares outstanding — Diluted	87,451	58,775	51,710

Earnings Per Share — Basic and Diluted:
Income (loss) from continuing operations	$(0.39)	$1.45	$2.84
Income (loss) from discontinued operations	0.01	0.03	(0.53)
Gain on disposal of discontinued operations	0.03	0.02	0.06
Less: Net income attributable to noncontrolling interests	(0.04)	(0.07)	(0.03)

Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$(0.39)	$1.43	$2.34

(1)	Basic weighted average common shares outstanding reflect the effect of the 51,710:1 share conversion related to the restructuring transactions in connection with the IPO (see Note 3 for further information).

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Anti-dilutive shares of 109 thousand have been excluded from the calculation of diluted weighted average shares outstanding for the year ended January 1, 2011. Additionally, for the year ended January 2, 2010 all stock options and restricted share had an antidilutive effect on earnings per share, and as such were excluded.

Note 22 —	Share-Based Compensation

In connection with the IPO, in October 2009, the 2009 Stock Incentive Plan (“2009 Plan”) was approved by Dole’s Board of Directors and stockholder, in which 6 million shares of Dole common stock have been authorized for issuance. The 2009 Plan provides for issuance of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards and restricted stock units, any of which may be performance-based, and for incentive bonuses, which may be paid in cash or stock or a combination of both, to eligible employees, officers, non-employee directors and persons who have been retained to provide consulting, advisory or other services to Dole or any of its subsidiaries. The non-qualified stock options were time-based and expire 10 years from the grant date, three months after employee termination, or one year after the date of an employees’ retirement or death, if earlier. In addition, the stock options vest over a three year period, with shares becoming exercisable in equal annual installments of 33.3 percent. The restricted stock awards and restricted stock units are time-based and either vest at the end of a one-year period, vest over a three-year period in equal annual installments of 33.3 percent, or vest at the end of the three-year period. As of January 1, 2011, Dole had 2,011,077 shares of common stock available for future issuance of awards under the 2009 Plan. The shares of common stock to be issued under the 2009 Plan are made available from authorized and unissued Dole common stock.

Total share-based compensation expense recognized in the consolidated statements of operations was as follows:

	2010	2009
	(In thousands)

Cost of products sold	$41	$76
Selling, marketing and general administrative expenses	6,601	849

Total share-based compensation	6,642	925
Estimated income tax benefit included in provision for income taxes	—	(274)

Total share-based compensation, net of estimated income tax benefits	$6,642	$651

There was no share-based compensation for the fiscal year ended January 3, 2009.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Stock Options

A summary of stock option activity for fiscal 2010 was as follows:

			Weighted-	Aggregate
	Shares	Weighted-	Average	Intrinsic
	Under Option	Average	Remaining	Value
	(In thousands)	Exercise Price	Contractual Life	(In thousands)

Outstanding at January 2, 2010	1,395	$12.50	9.81 years	$—

Granted	1,123	$9.74
Exercised	—	—
Cancelled	—	—

Outstanding at January 1, 2011	2,518	$11.27	9.30 years	$5,642

Expected to vest in the future at January 1, 2011	1,957	$11.00	9.41 years	$4,920

Exercisable at January 1, 2011	465	$12.50	8.80 years	$470

The unrecognized compensation expense calculated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of January 1, 2011 was approximately $9.1 million and is expected to be recognized over a weighted average period of 2.13 years.

Dole estimates the fair value of share-based payments using the Black-Scholes-Merton option-pricing model, which was developed for use in determining the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including expected term, expected volatility, dividend yield, and risk free rate. Changes in the input assumptions can materially affect the fair value estimates and ultimately how much Dole recognizes as share-based compensation expense. The weighted average fair value per share of stock options granted during 2010 was $4.33 as estimated at the date of grant. The weighted average input assumptions used and resulting fair values were as follows:

	2010	2009

Expected life (in years)	6.0	6.0
Risk-free interest rate	1.9%	3.0%
Expected volatility	44.2%	42.7%
Dividend yield	—	—

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Restricted Stock Awards

A summary of restricted stock activity for fiscal 2010 was as follows:

			Weighted-
		Weighted	Average
		Average	Remaining
	Shares	Grant Date	Contractual
	(In thousands)	Fair Value	Life

Unvested at January 2, 2010	808	$12.50	2.81 years
Granted	396	$9.74
Vested	(151)	$12.50
Cancelled	(15)	$12.50

Unvested at January 1, 2011	1,038	$11.45	2.05 years

Expected to vest in the future at January 1, 2011	990	$11.45	2.04 years

The fair value of Dole’s restricted stock awards were estimated at the date of the grant. The grant date fair value is the stock price on the date of grant. The unrecognized compensation expense calculated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of January 1, 2011 was approximately $9.1 million and is expected to be recognized over a weighted average period of 2.05 years. The total fair value of the restricted stock awards vested during 2010 was $1.9 million.

Restricted Stock Units

A summary of restricted stock unit activity for fiscal 2010 was as follows:

		Weighted	Weighted
		Average	Average
	Shares	Grant Date	Remaining
	(In thousands)	Fair value	Contractual Life

Unvested at January 2, 2010	35	$12.50	2.81 years
Granted	63	$9.74
Vested	—	—
Cancelled	—	—

Unvested at January 1, 2011	98	$10.73	2.52 years

Expected to vest in the future at January 1, 2011	93	$10.73	2.52 years

The fair value of Dole’s restricted stock units were estimated at the date of the grant. The grant date fair value is the stock price on the date of grant. The unrecognized compensation expense calculated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of January 1, 2011 was approximately $0.8 million and is expected to be recognized over a weighted average period of 2.57 years.

Performance Shares

During fiscal 2010, the Corporate Compensation and Benefits Committee of the Board of Directors granted 187,126 performance shares to employees for which a measurement date had not been established as of January 1, 2011. During February 2011, the Corporate Compensation and Benefits Committee finalized the performance metric (net debt reduction, as defined), thereby establishing a measurement date for accounting purposes. Under the terms of the performance share agreement, award recipients can receive up to 200% of the shares granted dependent upon achievement of the performance metric.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

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

The summarized financial information presented below represents the combined accounts (at 100 percent) of Dole’s equity method investees:

Summarized Statement of Operations information for fiscal year	2010	2009	2008
	(In thousands)

Revenues, net	$1,183,877	$1,157,173	$1,193,258
Gross margin	424,397	484,460	625,929
Operating income	35,095	48,497	32,942
Net income	19,444	28,956	17,730

	January 1,	January 2,
Summarized Balance Sheet information	2011	2010
	(In thousands)

Current assets	$441,281	$298,121
Noncurrent assets	242,142	361,882

Total assets	683,423	660,003
Current liabilities	217,726	160,464
Noncurrent liabilities	230,955	263,072

Total liabilities	448,681	423,536
Shareholders’ equity	223,526	229,159
Equity attributable to noncontrolling interests	11,216	7,308

Total shareholders’ equity	234,742	236,467
Dole’s total equity method investments	87,343	84,358

During the year ended January 1, 2011, purchases from Dole’s equity method investments were approximately $219 million, and sales to Dole’s equity method investments were approximately $79 million.

Note 24 —	Subsequent Event

On March 11, 2011, a magnitude 8.9 earthquake and subsequent tsunami struck Japan. Japan is Dole’s largest market in Asia with revenues of approximately $745 million in fiscal 2010. At this time it appears that there has been no damage to Dole’s infrastructure in Japan, and no Dole employees have been injured. We continue to monitor how the earthquake might affect the general economic and market conditions in Japan as the recovery moves forward.

Note 25 —	Guarantor Financial Information

Dole’s wholly-owned domestic subsidiaries (“Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, Dole’s obligations under the indentures related to the 2011 Notes, Dole’s 8.75% debentures due 2013, the 2014 Notes and the 8% senior secured Notes due 2016. Each Guarantee is subordinated in right of payment to the Guarantors’ existing and future senior debt, including obligations under the senior secured credit facilities, and will rank pari passu with all senior subordinated indebtedness of the applicable Guarantor.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

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

The following are consolidating statements of operations of Dole for the years ended January 1, 2011, January 2, 2010 and January 3, 2009; condensed consolidating balance sheets as of January 1, 2011 and January 2, 2010 and condensed consolidating statements of cash flows for the years ended January 1, 2011, January 2, 2010 and January 3, 2009.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended January 1, 2011

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$88,283	$3,089,675	$5,174,650	$(1,459,994)	$6,892,614
Cost of products sold	(74,744)	(2,725,871)	(4,849,178)	1,446,929	(6,202,864)

Gross margin	13,539	363,804	325,472	(13,065)	689,750
Selling, marketing and general and administrative expenses	(50,459)	(224,065)	(237,407)	13,065	(498,866)
Charges for restructuring and long-term receivables	—	—	(32,748)	—	(32,748)
Gain on arbitration settlement, net	—	5,250	27,271	—	32,521
Gain on asset sales	676	—	2,341	—	3,017

Operating income (loss)	(36,244)	144,989	84,929	—	193,674
Equity in subsidiary income	57,166	(48,220)	—	(8,946)	—
Other income (expense), net	(1,825)	—	(61,816)	—	(63,641)
Interest income	1,236	251	4,708	—	6,195
Interest expense	(100,768)	(105)	(63,077)	—	(163,950)

Income (loss) from continuing operations before income taxes and equity earnings	(80,435)	96,915	(35,256)	(8,946)	(27,722)
Income taxes	46,311	(41,608)	(18,097)	—	(13,394)
Earnings from equity method investments	—	211	7,153	—	7,364

Income (loss) from continuing operations, net of income taxes	(34,124)	55,518	(46,200)	(8,946)	(33,752)
Income from discontinued operations, net of income taxes	—	—	629	—	629
Gain on disposal of discontinued operations, net of income taxes	—	—	2,957	—	2,957

Net income (loss)	(34,124)	55,518	(42,614)	(8,946)	(30,166)

Less: Net income attributable to noncontrolling interests	—	—	(3,958)	—	(3,958)

Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$(34,124)	$55,518	$(46,572)	$(8,946)	$(34,124)

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended January 2, 2010

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$72,497	$3,049,156	$5,121,149	$(1,464,281)	$6,778,521
Cost of products sold	(60,388)	(2,726,295)	(4,674,370)	1,452,250	(6,008,803)

Gross margin	12,109	322,861	446,779	(12,031)	769,718
Selling, marketing and general and administrative expenses	(62,227)	(197,670)	(231,363)	12,031	(479,229)
Gain on asset sales	—	10,093	51,164	—	61,257

Operating income (loss)	(50,118)	135,284	266,580	—	351,746
Equity in subsidiary income	216,555	145,008	—	(361,563)	—
Other income (expense), net	(246)	—	(24,481)	—	(24,727)
Debt retirement costs in connection with initial public offering	(30,551)	—	—	—	(30,551)
Interest income	1,190	151	5,576	—	6,917
Interest expense	(130,468)	(115)	(75,132)	—	(205,715)

Income from continuing operations before income taxes and equity earnings	6,362	280,328	172,543	(361,563)	97,670
Income taxes	77,723	(65,083)	(35,324)	—	(22,684)
Earnings from equity method investments	—	110	9,990	—	10,100

Income from continuing operations, net of income taxes	84,085	215,355	147,209	(361,563)	85,086
Income from discontinued operations, net of income taxes	—	—	1,639	—	1,639
Gain on disposal of discontinued operations, net of income taxes	—	—	1,308	—	1,308

Net income	84,085	215,355	150,156	(361,563)	88,033

Less: Net income attributable to noncontrolling interests	—	—	(3,948)	—	(3,948)

Net income attributable to shareholders of Dole Food Company, Inc.	$84,085	$215,355	$146,208	$(361,563)	$84,085

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended January 3, 2009

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$79,671	$3,121,814	$5,849,443	$(1,430,976)	$7,619,952
Cost of products sold	(77,252)	(2,841,837)	(5,362,463)	1,418,660	(6,862,892)

Gross margin	2,419	279,977	486,980	(12,316)	757,060
Selling, marketing and general and administrative expenses	(72,823)	(181,028)	(267,883)	12,316	(509,418)
Gain on asset sales	2,346	2,491	22,139	—	26,976

Operating income (loss)	(68,058)	101,440	241,236	—	274,618
Equity in subsidiary income	195,324	143,631	—	(338,955)	—
Other income (expense), net	(89)	—	(13,977)	—	(14,066)
Interest income	147	233	6,075	—	6,455
Interest expense	(116,996)	(569)	(56,920)	—	(174,485)

Income (loss) from continuing operations before income taxes and equity earnings	10,328	244,735	176,414	(338,955)	92,522
Income taxes	111,844	(26,141)	(37,688)	—	48,015
Earnings from equity method investments	(2)	(12)	6,402	—	6,388

Income from continuing operations, net of income taxes	122,170	218,582	145,128	(338,955)	146,925
Income (loss) from discontinued operations, net of income taxes	(1,165)	(27,672)	1,446	—	(27,391)
Gain on disposal of discontinued operations, net of income taxes	—	3,315	—	—	3,315

Net income	121,005	194,225	146,574	(338,955)	122,849

Less: Net income attributable to noncontrolling interests	—	—	(1,844)	—	(1,844)

Net income (loss) attributable to shareholders of Dole Food Company Inc.	$121,005	$194,225	$144,730	$(338,955)	$121,005

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of January 1, 2011

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

ASSETS
Cash and cash equivalents	$39,080	$2,714	$128,353	$—	$170,147
Restricted cash and deposits	—	—	51,108	—	51,108
Receivables, net of allowances	560,020	117,936	517,074	(443,765)	751,265
Inventories	7,405	285,757	441,804	—	734,966
Prepaid expenses	8,419	9,785	49,705	—	67,909
Deferred income tax assets	6,200	27,505	3,105	—	36,810
Assets held-for-sale	76,704	3,813	5,533	—	86,050

Total current assets	697,828	447,510	1,196,682	(443,765)	1,898,255
Investments	2,453,484	1,831,009	85,081	(4,281,660)	87,914
Property, plant and equipment, net	155,851	275,568	511,611	—	943,030
Goodwill	—	131,818	275,429	—	407,247
Intangible assets, net	689,615	11,033	433	—	701,081
Other assets, net	69,558	8,037	141,868	—	219,463

Total assets	$4,066,336	$2,704,975	$2,211,104	$(4,725,425)	$4,256,990

LIABILITIES AND EQUITY
Accounts payable	$4,491	$586,121	$374,483	$(443,765)	$521,330
Accrued liabilities	77,372	209,301	355,808	—	642,481
Current portion of long-term debt, net	(1,665)	291	8,722	—	7,348
Notes payable	—	—	31,922	—	31,922

Total current liabilities	80,198	795,713	770,935	(443,765)	1,203,081
Intercompany payables (receivables)	1,752,638	(567,550)	(1,185,088)	—	—
Long-term debt, net	918,346	2,921	643,058	—	1,564,325
Deferred income tax liabilities	212,468	599	31,257	—	244,324
Other long-term liabilities	310,517	20,244	97,715	—	428,476
Equity attributable to shareholders of Dole Food Company Inc.	792,169	2,453,048	1,828,612	(4,281,660)	792,169
Equity attributable to non-controlling interests	—	—	24,615	—	24,615

Total equity	792,169	2,453,048	1,853,227	(4,281,660)	816,784

Total liabilities and equity	$4,066,336	$2,704,975	$2,211,104	$(4,725,425)	$4,256,990

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of January 2, 2010

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

ASSETS
Cash and cash equivalents	$20,913	$2,118	$96,639	$—	$119,670
Receivables, net of allowances	499,542	130,114	496,617	(400,116)	726,157
Inventories	6,954	284,247	426,990	—	718,191
Prepaid expenses	6,955	9,449	52,261	—	68,665
Deferred income tax assets	6,940	20,831	—	(19,275)	8,496
Assets held-for-sale	72,623	7,064	16,333	—	96,020

Total current assets	613,927	453,823	1,088,840	(419,391)	1,737,199
Restricted deposits	—	—	23,290	—	23,290
Investments	2,402,350	1,959,795	84,516	(4,361,657)	85,004
Property, plant and equipment, net	161,847	258,970	541,430	—	962,247
Goodwill	—	131,818	275,429	—	407,247
Intangible assets, net	689,615	14,729	1,509	—	705,853
Other assets, net	66,680	18,684	115,740	(14,921)	186,183

Total assets	$3,934,419	$2,837,819	$2,130,754	$(4,795,969)	$4,107,023

LIABILITIES AND EQUITY
Accounts payable	$5,152	$531,244	$357,394	$(419,391)	$474,399
Accrued liabilities	71,533	199,981	169,326	—	440,840
Current portion of long-term debt, net	(1,781)	269	9,529	—	8,017
Notes payable	—	—	37,308	—	37,308

Total current liabilities	74,904	731,494	573,557	(419,391)	960,564
Intercompany payables (receivables)	1,559,112	(320,925)	(1,238,187)	—	—
Long-term debt, net	922,754	3,224	626,702	—	1,552,680
Deferred income tax liabilities	219,488	—	—	(14,921)	204,567
Other long-term liabilities	319,186	21,023	183,024	—	523,233
Equity attributable to shareholders of Dole Food Company Inc.	838,975	2,403,003	1,958,654	(4,361,657)	838,975
Equity attributable to non-controlling interests	—	—	27,004	—	27,004

Total equity	838,975	2,403,003	1,985,658	(4,361,657)	865,979

Total liabilities and equity	$3,934,419	$2,837,819	$2,130,754	$(4,795,969)	$4,107,023

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended January 1, 2011

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
			(In thousands)

OPERATING ACTIVITIES
Cash flow provided by operating activities	37,446	42,098	68,095	—	147,639

INVESTING ACTIVITIES
Cash received from sales of assets and businesses, net of cash disposed	1,960	112	43,819	—	45,891
Capital expenditures	(923)	(33,899)	(52,580)	—	(87,402)
Restricted cash and deposits	—	—	(27,818)	—	(27,818)
Other	(135)	—	(453)	—	(588)

Cash flow provided by (used in) investing activities	902	(33,787)	(37,032)	—	(69,917)

FINANCING ACTIVITIES
Short-term debt borrowings	—	—	57,535	—	57,535
Short-term debt repayments	(871)	(7,433)	(68,037)	—	(76,341)
Long-term debt borrowings	329,100	—	594,270	—	923,370
Long-term debt repayments	(337,306)	(282)	(576,385)	—	(913,973)
Payment of debt issuance costs	(10,100)	—	(6,900)	—	(17,000)
Payment of initial public offering costs	(1,004)	—	—	—	(1,004)
Dividends paid to noncontrolling interests	—	—	(1,958)	—	(1,958)

Cash flow used in financing activities	(20,181)	(7,715)	(1,475)	—	(29,371)

Effect of foreign currency exchange rate changes on cash	—	—	2,126	—	2,126

Increase in cash and cash equivalents	18,167	596	31,714	—	50,477
Cash and cash equivalents at beginning of period	20,913	2,118	96,639	—	119,670

Cash and cash equivalents at end of period	$39,080	$2,714	$128,353	$—	$170,147

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended January 2, 2010

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

OPERATING ACTIVITIES
Intercompany dividend income	$102,000	$102,000	$—	$(204,000)	$—
Operating activities	140,321	(43,462)	174,651	11,442	282,952

Cash flow provided by operating activities	242,321	58,538	174,651	(192,558)	282,952

INVESTING ACTIVITIES
Cash received from sales of assets and businesses, net of cash disposed	1,093	46,559	111,912	—	159,564
Capital expenditures	(2,027)	(15,457)	(33,728)	—	(51,212)
Restricted deposits	—	—	(23,290)	—	(23,290)
Other	(101)	—	(556)	—	(657)

Cash flow provided by (used in) investing activities	(1,035)	31,102	54,338	—	84,405

FINANCING ACTIVITIES
Short-term debt borrowings	892	14,771	22,255	—	37,918
Short-term debt repayments	—	—	(33,621)	—	(33,621)
Long-term debt borrowings	1,293,109	—	1,603	—	1,294,712
Long-term debt repayments	(1,809,752)	(293)	(96,538)	—	(1,906,583)
Payment of debt issuance costs	(20,103)	—	(5,306)	—	(25,409)
Long-term debt repayment costs in connection with the initial public offering	(18,028)	—	—	—	(18,028)
Proceeds from initial public offering, net	416,698	—	—	—	416,698
Repayment of assumed Hotel and Wellness Center debt	(85,000)	—	—	—	(85,000)
Dividends paid to parent	(15,000)	—	—	—	(15,000)
Intercompany dividends	—	(102,000)	(102,000)	204,000	—
Dividends paid to noncontrolling interests	—	—	(6,382)	—	(6,382)

Cash flow used in financing activities	(237,184)	(87,522)	(219,989)	204,000	(340,695)

Effect of foreign currency exchange rate changes on cash	—	—	2,179	—	2,179

Increase in cash and cash equivalents	4,102	2,118	11,179	11,442	28,841
Cash and cash equivalents at beginning of period	16,811	—	85,460	(11,442)	90,829

Cash and cash equivalents at end of period	$20,913	$2,118	$96,639	$—	$119,670

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended January 3, 2009

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$285	$(4,763)	$49,041	$—	$44,563

INVESTING ACTIVITIES
Cash received from sales of assets and businesses, net of cash disposed	42,404	41,209	142,870	—	226,483
Capital expenditures	(313)	(21,071)	(63,712)	—	(85,096)
Repurchase of common stock in going-private merge transaction	(245)	—	—	—	(245)

Cash flow provided by investing activities	41,846	20,138	79,158	—	141,142

FINANCING ACTIVITIES
Short-term debt borrowings	—	—	94,943	—	94,943
Short-term debt repayments	—	(15,286)	(120,702)	3,722	(132,266)
Long-term debt borrowings	1,322,100	—	25,950	—	1,348,050
Long-term debt repayments	(1,397,788)	(89)	(84,923)	—	(1,482,800)
Borrowings between subsidiaries	33,944	—	(33,944)	—	—
Dividends paid to noncontrolling interests	—	—	(13,447)	—	(13,447)

Cash flow used in financing activities	(41,744)	(15,375)	(132,123)	3,722	(185,520)

Effect of foreign currency exchange rate changes on cash	—	—	(6,417)	—	(6,417)

Increase (decrease) in cash and cash equivalents	387	—	(10,341)	3,722	(6,232)
Cash and cash equivalents at beginning of period	16,424	—	95,801	(15,164)	97,061

Cash and cash equivalents at end of period	$16,811	$—	$85,460	$(11,442)	$90,829

II.	Supplementary Data
Quarterly Financial Information (Unaudited)

The following table presents summarized quarterly results:

	Quarter Ended
2010	March 27, 2010	June 19, 2010	October 9, 2010	January 1, 2011
	(In thousands, except per share data)

Revenues, net	$1,605,874	$1,741,522	$1,988,571	$1,556,647
Gross margin	172,207	200,800	199,486	117,257
Income (loss) from continuing operations, net of income taxes	22,415	33,145	(53,174)	(36,138)
Income from discontinued operations, net of income taxes	347	327	202	(247)
Gain (loss) on disposal of discontinued operations, net of income taxes	—	—	4,143	(1,186)
Net income (loss)	22,762	33,472	(48,829)	(37,571)
Less: Net income attributable to noncontrolling interests	(609)	(1,151)	(1,547)	(651)
Net income (loss) attributable to shareholders of Dole Food Company, Inc.	22,153	32,321	(50,376)	(38,222)
Basic earnings per share attributable to shareholders of Dole Food Company, Inc.	$0.25	$0.37	$(0.58)	$(0.44)
Diluted earnings per share attributable to shareholders of Dole Food Company, Inc.	$0.25	$0.37	$(0.58)	$(0.44)

	Quarter Ended
2009	March 28, 2009	June 20, 2009	October 10, 2009	January 2, 2010
	(In thousands, except per share data)

Revenues, net	$1,596,590	$1,714,722	$1,938,173	$1,529,036
Gross margin	203,871	222,116	176,802	166,929
Income (loss) from continuing operations, net of income taxes	102,287	20,857	(53,436)	15,378
Loss from discontinued operations, net of income taxes	122	265	445	807
Gain on disposal of discontinued operations, net of income taxes	1,308	—	—	—
Net income (loss)	103,717	21,122	(52,991)	16,185
Less: Net income attributable to noncontrolling interests	(897)	(977)	(830)	(1,244)
Net income (loss) attributable to shareholders of Dole Food Company, Inc.	102,820	20,145	(53,821)	14,941
Basic earnings per share attributable to shareholders of Dole Food Company, Inc.	$1.99	$0.39	$(1.04)	$0.18
Diluted earnings per share attributable to shareholders of Dole Food Company, Inc.	$1.99	$0.39	$(1.04)	$0.18

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of January 1, 2011 (the end of our fiscal year) and concluded, based on this evaluation, that our disclosure controls and procedures were effective as of January 1, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the last fiscal quarter (the fiscal quarter ended January 1, 2011) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Annual Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for Dole. Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of January 1, 2011 (the end of our fiscal year), based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 1, 2011.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of January 1, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report in Item 8 of this report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning Directors, Executive Officers and Corporate Governance will be included in the Proxy Statement relating to the 2011 Annual Meeting of Stockholders to be filed within 120 days of the end of the Company’s fiscal year, and is incorporated herein by reference in response to this item.

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

Information concerning Executive Compensation, including Corporate Compensation and Benefits Committee Report, will be included in the Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters will be included in the Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning Certain Relationships and Related Transactions, and Director Independence will be included in the Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference in response to this item.

Item 14.	Principal Accountant Fees and Services

Information as to Principal Accountant Fees and Services will be included in the Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference in response to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements: The following consolidated financial statements are included herein in Item 8 above.

		Form 10-K
		Page

	Audited Financial Statements for the Years Ended January 1, 2011, January 2, 2010 and January 3, 2009	51
2.	Financial Statement Schedule
	Valuation and Qualifying Accounts	133
3.	Exhibits:

Exhibits

Exhibit
Number	Title

3.1(a)	Amended and Restated Certificate of Incorporation of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.1 to Dole’s Current Report on Form 8-K filed with the Commission on October 29, 2009)
3.1(b)†	Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of January 12, 1988. Articles of Amendment to the Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke Arizona, Inc. Articles of Amendment to the Articles of Incorporation of Castle & Cooke Arizona, Inc., dated as of December 21, 1995, changed the company’s name to Calazo Corporation.
3.1(c)†	Articles of Incorporation of AG 1970, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1970, Inc., dated as of December 13, 1989
3.1(d)†	Articles of Incorporation of AG 1971, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1971, Inc., dated as of December 13, 1989
3.1(e)†	Articles of Incorporation of AG 1972, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1972, Inc., dated as of December 13, 1989
3.1(f)†	Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of February 10, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of March 18, 1996, changed the company’s name to Alyssum Corporation
3.1(g)†	Articles of Incorporation of Barclay Hollander Curci, Inc., dated as of February 28, 1969. Certificate of Amendment of Articles of Incorporation, dated as of February 1975, changed the company’s name to Barclay Hollander Corporation. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of November 26, 1980. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of June 11, 1990
3.1(h)†	Articles of Incorporation of Grandma Mac’s Orchard, dated as of August 27, 1976. Certificate of Amendment of Articles of Incorporation of Grandma Mac’s Orchard, dated as of January 6, 1988, changed the company’s name to Sun Giant, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant, Inc., dated as of March 4, 1988, changed the company’s name to Dole Bakersfield, Inc. Certificate of Amendment of Articles of Incorporation of Dole Bakersfield, Inc., dated as of June 11, 1990. Agreement of Merger of Bud Antle, Inc. and Dole Bakersfield, Inc., dated as of December 18, 2000, changed the company’s name to Bud Antle, Inc.

Exhibit
Number	Title

3.1(i)†	Articles of Incorporation of Lake Anderson Corporation, dated as of June 26, 1964. Certificate of Amendment of Articles of Incorporation, dated as of November 12, 1971. Certificate of Amendment of Articles of Incorporation, dated as of August 28, 1972, changed the company’s name to Oceanic California Inc. Certificate of Amendment of Articles of Incorporation, dated as of July 14, 1977. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of June 17, 1981. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke California, Inc. Certificate of Amendment of Articles of Incorporation of Castle & Cooke California, Inc., dated as of December 21, 1995, changed the company’s name to Calicahomes, Inc.
3.1(j)†	Articles of Incorporation of California Polaris, Inc., dated as of April 6, 1979
3.1(k)†	Articles of Incorporation of Dole ABPIK, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole ABPIK, Inc., dated as of December 13, 1989
3.1(l)†	Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of June 8, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of March 18, 1996, changed the company’s name to Dole Arizona Dried Fruit and Nut Company
3.1(m)†	Articles of Incorporation of CCJM, Inc., dated as of December 11, 1989. Certificate of Amendment of Articles of Incorporation of CCJM, Inc., dated as of September 9, 1991, changed the company’s name to Dole Carrot Company
3.1(n)†	Articles of Incorporation of Miracle Fruit Company, dated as of September 12, 1979. Certificate of Amendment of Articles of Incorporation of Miracle Fruit Company, dated as of October 1, 1979, changed the company’s name to Blue Goose Growers, Inc. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of June 11, 1990. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of February 15, 1991, changed the company’s name to Dole Citrus
3.1(o)†	Articles of Incorporation of Dole DF&N, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole DF&N, Inc., dated as of December 13, 1989
3.1(p)†	General Partnership Agreement of Dole Dried Fruit and Nut Company, a California general partnership, dated as of October 15, 1995
3.1(q)†	Articles of Incorporation of Canfield Farming Company, dated as of July 17, 1963. Certificate of Amendment of Articles of Incorporation of Canfield Farming Company, dated as of March 15, 1971, changed the company’s name to Tenneco Farming Company. Certificate of Amendment of Articles of Incorporation of Tenneco Farming Company, dated as of January 6, 1988, changed the company’s name to Sun Giant Farming, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant Farming, Inc., dated as of April 25, 1988, changed the company’s name to Dole Farming, Inc. Certificate of Amendment of Articles of Incorporation of Dole Farming, Inc., dated as of June 11, 1990
3.1(r)†	Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of July 14, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of January 2, 1990, changed the company’s name to Dole Fresh Vegetables, Inc.
3.1(s)†	Restated Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of October 15, 1986. Certificate of Amendment of Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of November 14, 1986. Certificate of Amendment of Articles of Incorporation, dated as of April 20, 1988, changed the company’s name to Dole Nut Company. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of January 28, 1998, changed the company’s name to Dole Orland, Inc.
3.1(t)†	Articles of Incorporation of S & J Ranch, Inc., dated as of December 15, 1952. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of September 27, 2000, changed the company’s name to Dole Visage, Inc.

Exhibit
Number	Title

3.1(u)†	Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of November 25, 1975. Certificate of Amendment of Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of July 25, 1984, changed the company’s name to E.T. Wall Company. Certificate of Amendment of Articles of Incorporation of E.T. Wall Company, dated as of June 11, 1990
3.1(v)†	Articles of Incorporation of Earlibest Orange Association, Inc., dated as of November 7, 1963. Certificate of Amendment of Articles of Incorporation of Earlibest Orange Association, Inc., dated as of December 13, 1989
3.1(w)†	Articles of Incorporation of The Citrus Company, dated as of February 1, 1984. Certificate of Amendment of Articles of Incorporation of The Citrus Company, dated as of February 16, 1984, changed the company’s name to Fallbrook Citrus Company, Inc. Certificate of Amendment of Articles of Incorporation, dated as of March 15, 1994. Certificate of Amendment of Articles of Incorporation of Fallbrook Citrus Company, Inc., dated as of June 11, 1990
3.1(x)†	Articles of Incorporation of Lindero Headquarters Company, Inc., dated as of February 12, 1998
3.1(y)†	Articles of Incorporation of Lindero Property, Inc., dated as of October 10, 1991
3.1(z)†	Articles of Incorporation of Oceanview Produce Company, dated as of June 15, 1989. Certificate of Amendment of Articles of Incorporation of Oceanview Produce Company, dated as of August 7, 1989
3.1(aa)†	Articles of Incorporation of Prairie Vista, Inc., dated as of November 23, 1953
3.1(ab)†	Articles of Incorporation of Kingsize Packing Co., dated as of February 5, 1990. Certificate of Amendment of Articles of Incorporation of Kingsize Packing Co., dated as of March 30, 1990, changed the company’s name to Royal Packing Co.
3.1(ac)†	Articles of Incorporation of Trojan Transport Co., dated as of August 31, 1955. Certificate of Amendment of Articles of Incorporation of Trojan Transport Co., dated as of July 31, 1956, changed the company’s name to Trojan Transportation and Warehouse Co. Certificate of Amendment of Articles of Incorporation of Trojan Transportation Co., dated as of January 24, 1961, changed the company’s name to Veltman Terminal Co.
3.1(ad)†	Certificate of Incorporation of Bananera Antillana (Columbia), Inc., dated as of November 16, 1977
3.1(ae)†	Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990. Certificate of Amendment of Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990
3.1(af)†	Certificate of Incorporation of Tenneco Sudan, Inc., dated as of June 8, 1977. Certificate of Amendment of Certificate of Incorporation of Tenneco Sudan, Inc., dated as of December 10, 1986, changed the company’s name to Tenneco Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Tenneco Realty Development Holding Corporation, dated as of April 21, 1988, changed the company’s name to Oceanic California Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Oceanic California Realty Development Holding Corporation, dated as of November 16, 1990, changed the company’s name to Castle & Cooke Bakersfield Holdings, Inc. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Bakersfield Holdings, Inc., dated as of March 18, 1996, changed the company’s name to Delphinium Corporation
3.1(ag)†	Certificate of Incorporation of Standard Banana Company, dated as of March 21, 1955. Certificate of Amendment of Certificate of Incorporation of Standard Banana Company, dated as of January 8, 1971, changed the company’s name to Standard Fruit Sales Company. Certificate of Amendment of Certificate of Incorporation of Standard Fruit Sales Company, dated as of June 6, 1973, changed the company’s name to Castle & Cooke Food Sales Company. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Food Sales Company, dated as of September 25, 1984, changed the company’s name to Dole Europe Company. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988
3.1(ah)†	Certificate of Incorporation of Castle Aviation, Inc., dated as of June 25, 1987. Certificate of Amendment of Certificate of Incorporation of Castle Aviation, Inc., dated as of April 10, 1992, changed the company’s name to Dole Foods Flight Operations, Inc.

Exhibit
Number	Title

3.1(aj)†	Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of November 7, 1927. Certificate of Ownership and Merger in Wenatchee-Beebe Orchard Company, dated as of June 23, 1943. Certificate of Amendment of Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of April 20, 1983, changed the company’s name to Beebe Orchard Company. Certificate of Merger of Wells and Wade Fruit Company and Beebe Orchard Company, dated as of March 23, 2001, changed the company’s name to Dole Northwest, Inc.
3.1(ak)†	Certificate of Incorporation of Dole Sunburst Express, Inc. Certificate of Amendment of Certificate of Incorporation of Dole Sunburst Express, Inc., dated as of July 21, 1996, changed the company’s name to Dole Sunfresh Express, Inc.
3.1(al)†	Certificate of Incorporation of Standard Fruit and Steamship Company, dated as of January 2, 1968
3.1(am)†	Certificate of Incorporation of Standard Fruit Company, dated as of March 14, 1955. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988
3.1(an)†	Certificate of Incorporation of Produce America, Inc., dated as of June 24, 1982. Certificate of Amendment of Certificate of Incorporation Before Payment of Capital of Produce America, Inc., dated as of October 29, 1982, changed the company’s name to CCFV, Inc. Certificate of Amendment of Certificate of Incorporation of CCFV, Inc., dated as of September 29, 1983, changed the company’s name to Sun Country Produce, Inc.
3.1(ao)†	Certificate of Incorporation of West Foods, Inc., dated as of March 9, 1973
3.1(ap)†	Certificate of Incorporation of Cool Advantage, Inc., dated as of December 14, 1998
3.1(aq)†	Articles of Incorporation of Cool Care Consulting, Inc., dated as of September 16, 1986. Articles of Amendment of Cool Care Consulting, Inc., dated as of April 4, 1996, changed the company’s name to Cool Care, Inc.
3.1(as)†	Articles of Incorporation of Saw Grass Transport, Inc., dated as of June 24, 1999
3.1(at)†	Articles of Incorporation of Castle & Cooke Development Corporation, dated as of June 8, 1992. Articles of Amendment to Change Corporate Name, dated as of March 1, 1993, changed the company’s name to Castle & Cooke Communities, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Blue Anthurium, Inc.
3.1(au)†	Articles of Incorporation of Dole Acquisition Corporation, dated as of October 13, 1994. Articles of Amendment to Change Corporate Name, dated as of January 10, 1995, changed the company’s name to Castle & Cooke Homes, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Cerulean, Inc.
3.1(av)†	Articles of Incorporation of Castle & Cooke Land Company, Inc., dated as of March 8, 1990. Articles of Amendment to Change Corporate Name, dated as of May 7, 1997, changed the company’s name to Dole Diversified, Inc.
3.1(aw)†	Articles of Association of Kohala Sugar Company, dated as of February 3, 1863. Articles of Amendment to Change Corporate Name, dated as of May 1, 1989, changed the company’s name to Dole Land Company, Inc.
3.1(ax)†	Articles of Incorporation of Dole Packaged Foods Corporation, dated as of April 4, 1990
3.1(ay)†	Articles of Association of Oceanic Properties, Inc., dated as of May 19, 1961. Articles of Amendment to Change Corporate Name, dated as of October 23, 1990, changed the company’s name to Castle & Cooke Properties, Inc. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to La Petite d’Agen, Inc.
3.1(az)†	Articles of Incorporation of Lanai Holdings, Inc., dated as of May 4, 1990. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of January 22, 1996, changed the company’s name to Malaga Company, Inc.
3.1(ba)†	Articles of Incorporation of M K Development, Inc., dated as of February 26, 1988. Articles of Amendment, dated as of November 26, 1990

Exhibit
Number	Title

3.1(bb)†	Articles of Incorporation of Mililani Town, Inc., dated as of December 29, 1966. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, December 24, 1990, changed the company’s name to Castle & Cooke Residential, Inc. Articles of Amendment to Change Corporate Name, dated as of October 21, 1993, changed the company’s name to Castle & Cooke Homes Hawaii, Inc. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Muscat, Inc.
3.1(bc)†	Articles of Incorporation of Oahu Transport Company, Limited, dated as of April 15, 1947. Articles of Amendment, dated as of July 24, 1987. Articles of Amendment, dated as of May 1997
3.1(bd)†	Articles of Incorporation of Wahiawa Water Company, Inc., dated as of June 24, 1975
3.1(be)†	Articles of Incorporation of Waialua Sugar Company, Inc., dated as of January 12, 1968. Certificate of Amendment, dated as of January 24, 1986
3.1(bf)†	Certificate of Incorporation of Lanai Company, Inc., dated as of June 15, 1970. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Zante Currant, Inc.
3.1(bg)†	Articles of Incorporation of Diversified Imports Co., dated as of December 1, 1987
3.1(bh)†	Articles of Incorporation of Dole Assets, Inc., dated as of September 9, 1997
3.1(bi)†	Articles of Incorporation of Dole Fresh Fruit Company, dated as of September 12, 1985
3.1(bj)†	Articles of Incorporation of Castle & Cooke Fresh Fruit, Inc., dated as of October 27, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Fruit Company, dated as of May 9, 1997, changed the company’s name to Dole Holdings Inc.
3.1(bk)†	Articles of Incorporation of Dole Logistics Services, Inc., dated as of February 4, 1993
3.1(bl)†	Articles of Incorporation of Dole Ocean Cargo Express, Inc., dated as of July 8, 1999
3.1(bm)†	Articles of Incorporation of Dole Ocean Liner Express, Inc., dated as of June 3, 1993
3.1(bn)†	Articles of Incorporation of Renaissance Capital Corporation, dated as of July 28, 1995
3.1(bo)†	Certificate of Incorporation of Sun Giant, Inc., dated as of December 8, 1987
3.1(bp)†	Certificate of Incorporation of Miradero Fishing Company, Inc., dated as of August 9, 1971
3.1(bq)†	Articles of Incorporation of DNW Services Company, dated as of June 4, 1998
3.1(br)†	Articles of Incorporation of Pacific Coast Truck Company, dated as of June 27, 1995
3.1(bs)†	Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of July 28, 1959. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of May 26, 1972. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of August 30, 1973. Amendment to Articles of Incorporation, dated as of June 25, 1976
3.1(bt)	Articles of Organization-Conversion of Dole Packaged Foods, LLC, dated as of December 30, 2005 (incorporated by reference to Exhibit 3.1(bt) to Dole’s Annual Report on Form 10-K for the year ended December 30, 2006)
3.2(a)	Amended and Restated Bylaws of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.2 to Dole’s Current Report on Form 8-K filed with the Commission on October 29, 2009)
3.2(b)†	Form of By-Laws of the Additional Registrants
3.2(c)	Limited Liability Agreement of Dole Packaged Foods, LLC, dated as of December 30, 2005 (incorporated by reference to Exhibit 3.2(c) to Dole’s Annual Report on Form 10-K for the year ended December 30, 2006)
4.1	Indenture, dated as of July 15, 1993, between Dole and Chase Manhattan Bank and Trust Company (formerly Chemical Trust Company of California) (incorporated by reference to Exhibit 4.1 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))

Exhibit
Number	Title

4.2	Form of First Supplemental Indenture, dated as of April 30, 2002, between Dole and J.P. Morgan Trust Company, National Association, to the Indenture dated as of July 15, 1993, pursuant to which $400 million of Dole’s senior notes due 2009 were issued (incorporated by reference to Exhibit 4.2 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))
4.3	Officers’ Certificate, dated August 3, 1993, pursuant to which $175 million of Dole’s debentures due 2013 were issued (incorporated by reference to Exhibit 4.3 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))
4.4	Second Supplemental Indenture, dated as of March 28, 2003, between Dole and Wells Fargo Bank, National Association (successor trustee to J.P. Morgan Trust Company), to the Indenture dated as of July 15, 1993 (incorporated by reference to Exhibit 4.4 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))
4.5	Agreement of Removal, Appointment and Acceptance, dated as of March 28, 2003, by and among Dole, J.P. Morgan Trust Company, National Association, successor in interest to Chemical Trust Company of California, as Prior Trustee, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.5 to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (File No. 333-106493))
4.6	Third Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.6 to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (File No. 333-106493))
4.7	First Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.8 to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (File No. 333-106493))
4.8	Form of Dole Food Company, Inc. Master Retirement Savings Trust Agreement, dated as of February 1, 1999, between Dole and The Northern Trust Company (incorporated by reference to Exhibit 4.13 to Amendment No. 1 to Dole’s Registration Statement on Form S-1 filed with the Commission on September 18, 2009 (File No. 333-161345))
4.9	Indenture, dated as of March 18, 2009, among Dole Food Company, Inc., the guarantors signatory thereto and U.S. Bank National Association, as trustee, pursuant to which $349,903,000 of Dole’s 13.875% senior secured notes due 2014 were issued (incorporated by reference to Exhibit 4.15 to Dole’s Current Report on Form 8-K filed with the Commission on March 24, 2009)
4.10	Form of Global Note for Dole’s 13.875% senior secured notes due 2014 (included as Exhibit A to Exhibit Number 4.9 hereto)
4.11	Form of Guarantee for Dole’s 13.875% senior secured notes due 2014 (included as Exhibit D to Exhibit 4.9 hereto)
4.12	Registration Rights Agreement, dated as of March 18, 2009, among Dole Food Company, Inc. and the guarantors named therein, as issuers, and Deutsche Bank Securities, Inc., Banc of America Securities LLC, Scotia Capital (USA) Inc., Rabo Securities USA, Inc. and Goldman, Sachs & Co., as initial purchasers (incorporated by reference to Exhibit 4.17 to Dole’s Current Report on Form 8-K filed with the Commission on March 24, 2009)
4.13	Form of Stock Certificate (incorporated by reference to Exhibit 4.18 to Amendment No. 6 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 22, 2009 (File No. 333-161345))
4.14	Indenture, dated as of September 25, 2009, among Dole Food Company, Inc., the guarantors signatory thereto and Deutsche Bank Trust Company Americas, as trustee, pursuant to which $315,000,000 of Dole’s 8% senior secured notes due 2016 were issued (incorporated by reference to Exhibit 99.1 to Dole’s Current Report on Form 8-K filed with the Commission on September 30, 2009)
4.15	Form of Global Note for Dole’s 8% senior secured notes due 2016 (included as Exhibit A to Exhibit 14.14 hereto)

Exhibit
Number	Title

4.16	Form of Guarantee for Dole’s 8% senior secured notes due 2016 (included as Exhibit D to Exhibit 14.14 hereto)
4.17	Registration Rights Agreement, dated as of September 25, 2009, among Dole Food Company, Inc. and the guarantors named therein, as issuers, and Deutsche Bank Securities, Inc., Banc of Americas Securities LLC, Wells Fargo Securities, LLC, Scotia Capital (USA) Inc. and Goldman, Sachs & Co., as initial purchasers (incorporated by reference to Exhibit 99.3 to Dole’s Current Report on Form 8-K filed with the Commission on September 30, 2009)
10.1	Credit Agreement, dated as of March 28, 2003, amended and restated as of April 18, 2005, further amended and restated as of April 12, 2006, as amended March 18, 2009, as further amended on October 26, 2009 and as further amended on March 2, 2010, among Dole Food Company, Inc., a Delaware corporation, Solvest, Ltd., a company organized under the laws of Bermuda, the Lenders from time to time party thereto, Deutsche Bank AG New York Branch, as Deposit Bank, Deutsche Bank AG New York Branch, as Administrative Agent, Banc of America Securities LLC, as Syndication Agent, The Bank of Nova Scotia and Rabobank International, as Co-Documentation Agents, and Deutsche Bank Securities Inc., as Lead Arranger and Sole Book Runner (incorporated by reference to Exhibit 10.1 to Dole’s Current Report on Form 8-K filed with the Commission on March 3, 2010)
10.2	Credit Agreement, dated as of April 12, 2006, as amended on March 18, 2009, as further amended on October 26, 2009 and as further amended on March 2, 2010, among Dole Food Company, Inc., a Delaware corporation, the Lenders party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, Wells Fargo Capital Finance, LLC and Bank of America, N.A., as Co-Syndication Agents, The Bank of Nova Scotia, COBANK ACB and U.S. Bank National Association, as C-Documentation Agents, Deutsche Bank Securities Inc., Wells Fargo Capital Finance, LLC and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Running Managers (incorporated by reference to Exhibit 10.2 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-4455)
10.3*#	Supplementary Executive Retirement Plan, Fifth Restatement, effective February 24, 2011
10.4*#	Excess Savings Plan, Restated, effective February 24, 2011
10.5*#	Supplementary Executive Retirement Plan Rabbi Trust Agreement, dated January 27, 2003, by and between Dole Food Company, Inc. and Mellon Bank, N.A.
10.6*#	Excess Savings Plan Rabbi Trust Agreement, dated December 4, 2002, by and between Dole Food Company, Inc. and Mellon Bank, N.A.
10.7*#	Amendment 2009-1, effective October 8, 2009, to Dole Food Company, Inc. Supplementary Executive Retirement Plan Rabbi Trust Agreement
10.8*#	Amendment 2009-1, effective October 8, 2009, to Dole Food Company, Inc. Excess Savings Plan Rabbi Trust Agreement
10.9*#	Amendment 2011-1, effective February 24, 2011, to Dole Food Company, Inc. Supplementary Executive Retirement Plan Rabbi Trust Agreement
10.10*#	Amendment 2011-1, effective February 24, 2011, to Dole Food Company, Inc. Excess Savings Plan Rabbi Trust Agreement
10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to Amendment No. 4 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 14, 2009 (File No. 333-161345))
10.12#	Form of Restricted Stock Agreement for Non-Employee Directors under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dole’s Current Report on Form 8-K, filed with the Commission on February 25, 2011)
10.13*#	Dole’s Non-Employee Directors Deferred Cash Compensation Plan, as amended and restated, effective February 24, 2011
10.14#	Severance Pay Plan for Employees of Dole Food Company, Inc. and Participating Divisions and Subsidiaries, dated December 30, 2008 (incorporated by reference to Exhibit 10.9 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))

Exhibit
Number	Title

10.15#	Amendment to Severance Pay Plan for Employees of Dole Food Company, Inc. and Participating Divisions and Subsidiaries, dated December 30, 2008 (incorporated by reference to Exhibit 10.10 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))
10.16#	Form of Change of Control Agreement with Messrs. C. Michael Carter and Joseph S. Tesoriero (incorporated by reference to Exhibit 10.11 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))
10.17#	Form of Change of Control Agreement with Messrs. David H. Murdock and David A. DeLorenzo (incorporated by reference to Exhibit 10.16 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010)
10.18*#	Form of Tier I Change of Control Agreement to be used for new agreements entered into after February 24, 2011
10.19*#	Form of Tier II Change of Control Agreement to be used for new agreements entered into after February 24, 2011
10.20#	Form of Amendment No. 1 to Form of Change of Control Agreement filed as Exhibit 10.15 (incorporated by reference to Exhibit 10.3 to Dole’s Current Report on Form 8-K filed with the Commission on January 11, 2010)
10.21*#	Form of Amendment No. 2 to Form of Change of Control Agreements filed as Exhibits 10.16 and 10.17
10.22*#	Form of Amendment No. 3 to Form of Change of Control Agreements filed as Exhibits 10.16 and 10.17
10.23	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Dole’s Registration Statement on Form S-1 filed with the Commission on September 24, 2009 (File No. 333-161345))
10.24*#	Dole Food Company, Inc. 2009 Stock Incentive Plan, as amended
10.25#	Form of Incentive Stock Option Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended October 10, 2009)
10.26#	2009 Form of Non-Qualified Stock Option Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Amendment No. 6 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 22, 2009 (File No. 333-161345))
10.27#	2009 Form of Restricted Stock Unit Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended October 10, 2009)
10.28#	2009 Form of Restricted Stock Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 6 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 22, 2009 (File No. 333-161345))
10.29#	Alternative Form of Restricted Stock Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010)
10.30#	Dole’s 2010 Management One-Year Incentive Plan (incorporated by reference to Exhibit 10.3 to Dole’s Current Report on Form 8-K filed with the Commission on March 3, 2010)
10.31#	2010 Form of Non-Qualified Stock Option Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Dole’s Current Report on Form 8-K filed with the Commission on December 3, 2010)
10.32#	2010 Form of Restricted Stock Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dole’s Current Report on Form 8-K filed with the Commission on December 3, 2010)
10.33*#	2010 Form of Restricted Stock Unit Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan

Exhibit
Number	Title

10.34#	Dole Food Company, Inc. 2011 Self-Funded Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Dole’s Current Report on Form 8-K, filed with the Commission on February 25, 2011)
10.35#	Form of Performance Shares Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dole’s Current Report on Form 8-K, filed with the Commission on February 25, 2011)
10.36#	Dole Food Company, Inc. Sustained Profit Growth Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.21 to Amendment No. 4 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 9, 2009 (File No. 333-161345))
12*	Ratio of Earnings to Fixed Charges
21*	Subsidiaries of Dole Food Company, Inc.
23*	Consent of Deloitte & Touche LLP
31.1*	Certification by the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification by the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

†	Incorporated by reference to the correspondingly numbered exhibits to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (File No. 333-106493).

*	Filed herewith.

**	Furnished herewith.

#	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dole Food Company, Inc.
Registrant

By:	/s/ David A. DeLorenzo
David A. DeLorenzo
President and Chief Executive Officer

March 14, 2011

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

/s/ David H. Murdock David H. Murdock	Chairman and Director	March 14, 2011

/s/ David A. DeLorenzo David A. DeLorenzo	President and Chief Executive Officer and Director	March 14, 2011

/s/ Joseph S. Tesoriero Joseph S. Tesoriero	Executive Vice President and Chief Financial Officer	March 14, 2011

/s/ Yoon J. Hugh Yoon J. Hugh	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 14, 2011

/s/ Elaine L. Chao Elaine L. Chao	Director	March 14, 2011

/s/ Andrew J. Conrad Andrew J. Conrad	Director	March 14, 2011

/s/ Sherry Lansing Sherry Lansing	Director	March 14, 2011

/s/ Justin Murdock Justin Murdock	Director	March 14, 2011

/s/ Dennis M. Weinberg Dennis M. Weinberg	Director	March 14, 2011

DOLE FOOD COMPANY, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Charged to	Balance at
	Beginning			Other	End of
	of Period	Additions	Deductions(A)	Accounts(B)	Period
			(In thousands)

Year Ended January 1, 2011
Allowance for doubtful accounts
Trade receivables	$35,501	$22,287	$(37,487)	$(117)	$20,184
Notes and other current receivables	15,879	5,634	(5,277)	113	16,349
Long-term notes and other receivables	21,213	21,584	(3,096)	(93)	39,608
Year Ended January 2, 2010
Allowance for doubtful accounts
Trade receivables	$28,918	$21,014	$(12,921)	$(1,510)	$35,501
Notes and other current receivables	12,439	3,818	(2,727)	2,349	15,879
Long-term notes and other receivables	20,188	5,723	(3,533)	(1,165)	21,213
Year Ended January 3, 2009
Allowance for doubtful accounts
Trade receivables	$47,238	$8,438	$(25,513)	$(1,245)	$28,918
Notes and other current receivables	14,482	2,362	(2,764)	(1,641)	12,439
Long-term notes and other receivables	18,536	3,362	(3,005)	1,295	20,188

Note:

(A)	Includes write-offs of uncollectible amounts

(B)	Includes purchase accounting and transfers among balance sheet accounts

Exhibit Index

Exhibit
Number	Title

3.1(a)	Amended and Restated Certificate of Incorporation of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.1 to Dole’s Current Report on Form 8-K filed with the Commission on October 29, 2009)
3.1(b)†	Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of January 12, 1988. Articles of Amendment to the Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke Arizona, Inc. Articles of Amendment to the Articles of Incorporation of Castle & Cooke Arizona, Inc., dated as of December 21, 1995, changed the company’s name to Calazo Corporation.
3.1(c)†	Articles of Incorporation of AG 1970, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1970, Inc., dated as of December 13, 1989
3.1(d)†	Articles of Incorporation of AG 1971, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1971, Inc., dated as of December 13, 1989
3.1(e)†	Articles of Incorporation of AG 1972, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1972, Inc., dated as of December 13, 1989
3.1(f)†	Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of February 10, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of March 18, 1996, changed the company’s name to Alyssum Corporation
3.1(g)†	Articles of Incorporation of Barclay Hollander Curci, Inc., dated as of February 28, 1969. Certificate of Amendment of Articles of Incorporation, dated as of February 1975, changed the company’s name to Barclay Hollander Corporation. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of November 26, 1980. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of June 11, 1990
3.1(h)†	Articles of Incorporation of Grandma Mac’s Orchard, dated as of August 27, 1976. Certificate of Amendment of Articles of Incorporation of Grandma Mac’s Orchard, dated as of January 6, 1988, changed the company’s name to Sun Giant, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant, Inc., dated as of March 4, 1988, changed the company’s name to Dole Bakersfield, Inc. Certificate of Amendment of Articles of Incorporation of Dole Bakersfield, Inc., dated as of June 11, 1990. Agreement of Merger of Bud Antle, Inc. and Dole Bakersfield, Inc., dated as of December 18, 2000, changed the company’s name to Bud Antle, Inc.
3.1(i)†	Articles of Incorporation of Lake Anderson Corporation, dated as of June 26, 1964. Certificate of Amendment of Articles of Incorporation, dated as of November 12, 1971. Certificate of Amendment of Articles of Incorporation, dated as of August 28, 1972, changed the company’s name to Oceanic California Inc. Certificate of Amendment of Articles of Incorporation, dated as of July 14, 1977. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of June 17, 1981. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke California, Inc. Certificate of Amendment of Articles of Incorporation of Castle & Cooke California, Inc., dated as of December 21, 1995, changed the company’s name to Calicahomes, Inc.
3.1(j)†	Articles of Incorporation of California Polaris, Inc., dated as of April 6, 1979
3.1(k)†	Articles of Incorporation of Dole ABPIK, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole ABPIK, Inc., dated as of December 13, 1989
3.1(l)†	Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of June 8, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of March 18, 1996, changed the company’s name to Dole Arizona Dried Fruit and Nut Company
3.1(m)†	Articles of Incorporation of CCJM, Inc., dated as of December 11, 1989. Certificate of Amendment of Articles of Incorporation of CCJM, Inc., dated as of September 9, 1991, changed the company’s name to Dole Carrot Company

Exhibit
Number	Title

3.1(n)†	Articles of Incorporation of Miracle Fruit Company, dated as of September 12, 1979. Certificate of Amendment of Articles of Incorporation of Miracle Fruit Company, dated as of October 1, 1979, changed the company’s name to Blue Goose Growers, Inc. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of June 11, 1990. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of February 15, 1991, changed the company’s name to Dole Citrus
3.1(o)†	Articles of Incorporation of Dole DF&N, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole DF&N, Inc., dated as of December 13, 1989
3.1(p)†	General Partnership Agreement of Dole Dried Fruit and Nut Company, a California general partnership, dated as of October 15, 1995
3.1(q)†	Articles of Incorporation of Canfield Farming Company, dated as of July 17, 1963. Certificate of Amendment of Articles of Incorporation of Canfield Farming Company, dated as of March 15, 1971, changed the company’s name to Tenneco Farming Company. Certificate of Amendment of Articles of Incorporation of Tenneco Farming Company, dated as of January 6, 1988, changed the company’s name to Sun Giant Farming, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant Farming, Inc., dated as of April 25, 1988, changed the company’s name to Dole Farming, Inc. Certificate of Amendment of Articles of Incorporation of Dole Farming, Inc., dated as of June 11, 1990
3.1(r)†	Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of July 14, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of January 2, 1990, changed the company’s name to Dole Fresh Vegetables, Inc.
3.1(s)†	Restated Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of October 15, 1986. Certificate of Amendment of Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of November 14, 1986. Certificate of Amendment of Articles of Incorporation, dated as of April 20, 1988, changed the company’s name to Dole Nut Company. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of January 28, 1998, changed the company’s name to Dole Orland, Inc.
3.1(t)†	Articles of Incorporation of S & J Ranch, Inc., dated as of December 15, 1952. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of September 27, 2000, changed the company’s name to Dole Visage, Inc.
3.1(u)†	Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of November 25, 1975. Certificate of Amendment of Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of July 25, 1984, changed the company’s name to E.T. Wall Company. Certificate of Amendment of Articles of Incorporation of E.T. Wall Company, dated as of June 11, 1990
3.1(v)†	Articles of Incorporation of Earlibest Orange Association, Inc., dated as of November 7, 1963. Certificate of Amendment of Articles of Incorporation of Earlibest Orange Association, Inc., dated as of December 13, 1989
3.1(w)†	Articles of Incorporation of The Citrus Company, dated as of February 1, 1984. Certificate of Amendment of Articles of Incorporation of The Citrus Company, dated as of February 16, 1984, changed the company’s name to Fallbrook Citrus Company, Inc. Certificate of Amendment of Articles of Incorporation, dated as of March 15, 1994. Certificate of Amendment of Articles of Incorporation of Fallbrook Citrus Company, Inc., dated as of June 11, 1990
3.1(x)†	Articles of Incorporation of Lindero Headquarters Company, Inc., dated as of February 12, 1998
3.1(y)†	Articles of Incorporation of Lindero Property, Inc., dated as of October 10, 1991
3.1(z)†	Articles of Incorporation of Oceanview Produce Company, dated as of June 15, 1989. Certificate of Amendment of Articles of Incorporation of Oceanview Produce Company, dated as of August 7, 1989
3.1(aa)†	Articles of Incorporation of Prairie Vista, Inc., dated as of November 23, 1953

Exhibit
Number	Title

3.1(ab)†	Articles of Incorporation of Kingsize Packing Co., dated as of February 5, 1990. Certificate of Amendment of Articles of Incorporation of Kingsize Packing Co., dated as of March 30, 1990, changed the company’s name to Royal Packing Co.
3.1(ac)†	Articles of Incorporation of Trojan Transport Co., dated as of August 31, 1955. Certificate of Amendment of Articles of Incorporation of Trojan Transport Co., dated as of July 31, 1956, changed the company’s name to Trojan Transportation and Warehouse Co. Certificate of Amendment of Articles of Incorporation of Trojan Transportation Co., dated as of January 24, 1961, changed the company’s name to Veltman Terminal Co.
3.1(ad)†	Certificate of Incorporation of Bananera Antillana (Columbia), Inc., dated as of November 16, 1977
3.1(ae)†	Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990. Certificate of Amendment of Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990
3.1(af)†	Certificate of Incorporation of Tenneco Sudan, Inc., dated as of June 8, 1977. Certificate of Amendment of Certificate of Incorporation of Tenneco Sudan, Inc., dated as of December 10, 1986, changed the company’s name to Tenneco Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Tenneco Realty Development Holding Corporation, dated as of April 21, 1988, changed the company’s name to Oceanic California Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Oceanic California Realty Development Holding Corporation, dated as of November 16, 1990, changed the company’s name to Castle & Cooke Bakersfield Holdings, Inc. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Bakersfield Holdings, Inc., dated as of March 18, 1996, changed the company’s name to Delphinium Corporation
3.1(ag)†	Certificate of Incorporation of Standard Banana Company, dated as of March 21, 1955. Certificate of Amendment of Certificate of Incorporation of Standard Banana Company, dated as of January 8, 1971, changed the company’s name to Standard Fruit Sales Company. Certificate of Amendment of Certificate of Incorporation of Standard Fruit Sales Company, dated as of June 6, 1973, changed the company’s name to Castle & Cooke Food Sales Company. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Food Sales Company, dated as of September 25, 1984, changed the company’s name to Dole Europe Company. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988
3.1(ah)†	Certificate of Incorporation of Castle Aviation, Inc., dated as of June 25, 1987. Certificate of Amendment of Certificate of Incorporation of Castle Aviation, Inc., dated as of April 10, 1992, changed the company’s name to Dole Foods Flight Operations, Inc.
3.1(aj)†	Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of November 7, 1927. Certificate of Ownership and Merger in Wenatchee-Beebe Orchard Company, dated as of June 23, 1943. Certificate of Amendment of Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of April 20, 1983, changed the company’s name to Beebe Orchard Company. Certificate of Merger of Wells and Wade Fruit Company and Beebe Orchard Company, dated as of March 23, 2001, changed the company’s name to Dole Northwest, Inc.
3.1(ak)†	Certificate of Incorporation of Dole Sunburst Express, Inc. Certificate of Amendment of Certificate of Incorporation of Dole Sunburst Express, Inc., dated as of July 21, 1996, changed the company’s name to Dole Sunfresh Express, Inc.
3.1(al)†	Certificate of Incorporation of Standard Fruit and Steamship Company, dated as of January 2, 1968
3.1(am)†	Certificate of Incorporation of Standard Fruit Company, dated as of March 14, 1955. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988
3.1(an)†	Certificate of Incorporation of Produce America, Inc., dated as of June 24, 1982. Certificate of Amendment of Certificate of Incorporation Before Payment of Capital of Produce America, Inc., dated as of October 29, 1982, changed the company’s name to CCFV, Inc. Certificate of Amendment of Certificate of Incorporation of CCFV, Inc., dated as of September 29, 1983, changed the company’s name to Sun Country Produce, Inc.
3.1(ao)†	Certificate of Incorporation of West Foods, Inc., dated as of March 9, 1973
3.1(ap)†	Certificate of Incorporation of Cool Advantage, Inc., dated as of December 14, 1998

Exhibit
Number	Title

3.1(aq)†	Articles of Incorporation of Cool Care Consulting, Inc., dated as of September 16, 1986. Articles of Amendment of Cool Care Consulting, Inc., dated as of April 4, 1996, changed the company’s name to Cool Care, Inc.
3.1(as)†	Articles of Incorporation of Saw Grass Transport, Inc., dated as of June 24, 1999
3.1(at)†	Articles of Incorporation of Castle & Cooke Development Corporation, dated as of June 8, 1992. Articles of Amendment to Change Corporate Name, dated as of March 1, 1993, changed the company’s name to Castle & Cooke Communities, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Blue Anthurium, Inc.
3.1(au)†	Articles of Incorporation of Dole Acquisition Corporation, dated as of October 13, 1994. Articles of Amendment to Change Corporate Name, dated as of January 10, 1995, changed the company’s name to Castle & Cooke Homes, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Cerulean, Inc.
3.1(av)†	Articles of Incorporation of Castle & Cooke Land Company, Inc., dated as of March 8, 1990. Articles of Amendment to Change Corporate Name, dated as of May 7, 1997, changed the company’s name to Dole Diversified, Inc.
3.1(aw)†	Articles of Association of Kohala Sugar Company, dated as of February 3, 1863. Articles of Amendment to Change Corporate Name, dated as of May 1, 1989, changed the company’s name to Dole Land Company, Inc.
3.1(ax)†	Articles of Incorporation of Dole Packaged Foods Corporation, dated as of April 4, 1990
3.1(ay)†	Articles of Association of Oceanic Properties, Inc., dated as of May 19, 1961. Articles of Amendment to Change Corporate Name, dated as of October 23, 1990, changed the company’s name to Castle & Cooke Properties, Inc. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to La Petite d’Agen, Inc.
3.1(az)†	Articles of Incorporation of Lanai Holdings, Inc., dated as of May 4, 1990. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of January 22, 1996, changed the company’s name to Malaga Company, Inc.
3.1(ba)†	Articles of Incorporation of M K Development, Inc., dated as of February 26, 1988. Articles of Amendment, dated as of November 26, 1990
3.1(bb)†	Articles of Incorporation of Mililani Town, Inc., dated as of December 29, 1966. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, December 24, 1990, changed the company’s name to Castle & Cooke Residential, Inc. Articles of Amendment to Change Corporate Name, dated as of October 21, 1993, changed the company’s name to Castle & Cooke Homes Hawaii, Inc. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Muscat, Inc.
3.1(bc)†	Articles of Incorporation of Oahu Transport Company, Limited, dated as of April 15, 1947. Articles of Amendment, dated as of July 24, 1987. Articles of Amendment, dated as of May 1997
3.1(bd)†	Articles of Incorporation of Wahiawa Water Company, Inc., dated as of June 24, 1975
3.1(be)†	Articles of Incorporation of Waialua Sugar Company, Inc., dated as of January 12, 1968. Certificate of Amendment, dated as of January 24, 1986
3.1(bf)†	Certificate of Incorporation of Lanai Company, Inc., dated as of June 15, 1970. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Zante Currant, Inc.
3.1(bg)†	Articles of Incorporation of Diversified Imports Co., dated as of December 1, 1987
3.1(bh)†	Articles of Incorporation of Dole Assets, Inc., dated as of September 9, 1997
3.1(bi)†	Articles of Incorporation of Dole Fresh Fruit Company, dated as of September 12, 1985
3.1(bj)†	Articles of Incorporation of Castle & Cooke Fresh Fruit, Inc., dated as of October 27, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Fruit Company, dated as of May 9, 1997, changed the company’s name to Dole Holdings Inc.
3.1(bk)†	Articles of Incorporation of Dole Logistics Services, Inc., dated as of February 4, 1993

Exhibit
Number	Title

3.1(bl)†	Articles of Incorporation of Dole Ocean Cargo Express, Inc., dated as of July 8, 1999
3.1(bm)†	Articles of Incorporation of Dole Ocean Liner Express, Inc., dated as of June 3, 1993
3.1(bn)†	Articles of Incorporation of Renaissance Capital Corporation, dated as of July 28, 1995
3.1(bo)†	Certificate of Incorporation of Sun Giant, Inc., dated as of December 8, 1987
3.1(bp)†	Certificate of Incorporation of Miradero Fishing Company, Inc., dated as of August 9, 1971
3.1(bq)†	Articles of Incorporation of DNW Services Company, dated as of June 4, 1998
3.1(br)†	Articles of Incorporation of Pacific Coast Truck Company, dated as of June 27, 1995
3.1(bs)†	Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of July 28, 1959. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of May 26, 1972. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of August 30, 1973. Amendment to Articles of Incorporation, dated as of June 25, 1976
3.1(bt)	Articles of Organization-Conversion of Dole Packaged Foods, LLC, dated as of December 30, 2005 (incorporated by reference to Exhibit 3.1(bt) to Dole’s Annual Report on Form 10-K for the year ended December 30, 2006)
3.2(a)	Amended and Restated Bylaws of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.2 to Dole’s Current Report on Form 8-K filed with the Commission on October 29, 2009)
3.2(b)†	Form of By-Laws of the Additional Registrants
3.2(c)	Limited Liability Agreement of Dole Packaged Foods, LLC, dated as of December 30, 2005 (incorporated by reference to Exhibit 3.2(c) to Dole’s Annual Report on Form 10-K for the year ended December 30, 2006)
4.1	Indenture, dated as of July 15, 1993, between Dole and Chase Manhattan Bank and Trust Company (formerly Chemical Trust Company of California) (incorporated by reference to Exhibit 4.1 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))
4.2	Form of First Supplemental Indenture, dated as of April 30, 2002, between Dole and J.P. Morgan Trust Company, National Association, to the Indenture dated as of July 15, 1993, pursuant to which $400 million of Dole’s senior notes due 2009 were issued (incorporated by reference to Exhibit 4.2 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))
4.3	Officers’ Certificate, dated August 3, 1993, pursuant to which $175 million of Dole’s debentures due 2013 were issued (incorporated by reference to Exhibit 4.3 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))
4.4	Second Supplemental Indenture, dated as of March 28, 2003, between Dole and Wells Fargo Bank, National Association (successor trustee to J.P. Morgan Trust Company), to the Indenture dated as of July 15, 1993 (incorporated by reference to Exhibit 4.4 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))
4.5	Agreement of Removal, Appointment and Acceptance, dated as of March 28, 2003, by and among Dole, J.P. Morgan Trust Company, National Association, successor in interest to Chemical Trust Company of California, as Prior Trustee, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.5 to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (File No. 333-106493))
4.6	Third Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.6 to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (File No. 333-106493))
4.7	First Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.8 to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (File No. 333-106493))

Exhibit
Number	Title

4.8	Form of Dole Food Company, Inc. Master Retirement Savings Trust Agreement, dated as of February 1, 1999, between Dole and The Northern Trust Company (incorporated by reference to Exhibit 4.13 to Amendment No. 1 to Dole’s Registration Statement on Form S-1 filed with the Commission on September 18, 2009 (File No. 333-161345))
4.9	Indenture, dated as of March 18, 2009, among Dole Food Company, Inc., the guarantors signatory thereto and U.S. Bank National Association, as trustee, pursuant to which $349,903,000 of Dole’s 13.875% senior secured notes due 2014 were issued (incorporated by reference to Exhibit 4.15 to Dole’s Current Report on Form 8-K filed with the Commission on March 24, 2009)
4.10	Form of Global Note for Dole’s 13.875% senior secured notes due 2014 (included as Exhibit A to Exhibit Number 4.9 hereto)
4.11	Form of Guarantee for Dole’s 13.875% senior secured notes due 2014 (included as Exhibit D to Exhibit 4.9 hereto)
4.12	Registration Rights Agreement, dated as of March 18, 2009, among Dole Food Company, Inc. and the guarantors named therein, as issuers, and Deutsche Bank Securities, Inc., Banc of America Securities LLC, Scotia Capital (USA) Inc., Rabo Securities USA, Inc. and Goldman, Sachs & Co., as initial purchasers (incorporated by reference to Exhibit 4.17 to Dole’s Current Report on Form 8-K filed with the Commission on March 24, 2009)
4.13	Form of Stock Certificate (incorporated by reference to Exhibit 4.18 to Amendment No. 6 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 22, 2009 (File No. 333-161345))
4.14	Indenture, dated as of September 25, 2009, among Dole Food Company, Inc., the guarantors signatory thereto and Deutsche Bank Trust Company Americas, as trustee, pursuant to which $315,000,000 of Dole’s 8% senior secured notes due 2016 were issued (incorporated by reference to Exhibit 99.1 to Dole’s Current Report on Form 8-K filed with the Commission on September 30, 2009)
4.15	Form of Global Note for Dole’s 8% senior secured notes due 2016 (included as Exhibit A to Exhibit 14.14 hereto)
4.16	Form of Guarantee for Dole’s 8% senior secured notes due 2016 (included as Exhibit D to Exhibit 14.14 hereto)
4.17	Registration Rights Agreement, dated as of September 25, 2009, among Dole Food Company, Inc. and the guarantors named therein, as issuers, and Deutsche Bank Securities, Inc., Banc of Americas Securities LLC, Wells Fargo Securities, LLC, Scotia Capital (USA) Inc. and Goldman, Sachs & Co., as initial purchasers (incorporated by reference to Exhibit 99.3 to Dole’s Current Report on Form 8-K filed with the Commission on September 30, 2009)
10.1	Credit Agreement, dated as of March 28, 2003, amended and restated as of April 18, 2005, further amended and restated as of April 12, 2006, as amended March 18, 2009, as further amended on October 26, 2009 and as further amended on March 2, 2010, among Dole Food Company, Inc., a Delaware corporation, Solvest, Ltd., a company organized under the laws of Bermuda, the Lenders from time to time party thereto, Deutsche Bank AG New York Branch, as Deposit Bank, Deutsche Bank AG New York Branch, as Administrative Agent, Banc of America Securities LLC, as Syndication Agent, The Bank of Nova Scotia and Rabobank International, as Co-Documentation Agents, and Deutsche Bank Securities Inc., as Lead Arranger and Sole Book Runner (incorporated by reference to Exhibit 10.1 to Dole’s Current Report on Form 8-K filed with the Commission on March 3, 2010)
10.2	Credit Agreement, dated as of April 12, 2006, as amended on March 18, 2009, as further amended on October 26, 2009 and as further amended on March 2, 2010, among Dole Food Company, Inc., a Delaware corporation, the Lenders party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, Wells Fargo Capital Finance, LLC and Bank of America, N.A., as Co-Syndication Agents, The Bank of Nova Scotia, COBANK ACB and U.S. Bank National Association, as C-Documentation Agents, Deutsche Bank Securities Inc., Wells Fargo Capital Finance, LLC and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Running Managers (incorporated by reference to Exhibit 10.2 to Dole’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-4455)
10.3*#	Supplementary Executive Retirement Plan, Fifth Restatement, effective February 24, 2011
10.4*#	Excess Savings Plan, Restated, effective February 24, 2011

Exhibit
Number	Title

10.5*#	Supplementary Executive Retirement Plan Rabbi Trust Agreement, dated January 27, 2003, by and between Dole Food Company, Inc. and Mellon Bank, N.A.
10.6*#	Excess Savings Plan Rabbi Trust Agreement, dated December 4, 2002, by and between Dole Food Company, Inc. and Mellon Bank, N.A.
10.7*#	Amendment 2009-1, effective October 8, 2009, to Dole Food Company, Inc. Supplementary Executive Retirement Plan Rabbi Trust Agreement
10.8*#	Amendment 2009-1, effective October 8, 2009, to Dole Food Company, Inc. Excess Savings Plan Rabbi Trust Agreement
10.9*#	Amendment 2011-1, effective February 24, 2011, to Dole Food Company, Inc. Supplementary Executive Retirement Plan Rabbi Trust Agreement
10.10*#	Amendment 2011-1, effective February 24, 2011, to Dole Food Company, Inc. Excess Savings Plan Rabbi Trust Agreement
10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to Amendment No. 4 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 14, 2009 (File No. 333-161345))
10.12#	Form of Restricted Stock Agreement for Non-Employee Directors under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dole’s Current Report on Form 8-K, filed with the Commission on February 25, 2011)
10.13*#	Dole’s Non-Employee Directors Deferred Cash Compensation Plan, as amended and restated, effective February 24, 2011
10.14#	Severance Pay Plan for Employees of Dole Food Company, Inc. and Participating Divisions and Subsidiaries, dated December 30, 2008 (incorporated by reference to Exhibit 10.9 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))
10.15#	Amendment to Severance Pay Plan for Employees of Dole Food Company, Inc. and Participating Divisions and Subsidiaries, dated December 30, 2008 (incorporated by reference to Exhibit 10.10 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))
10.16#	Form of Change of Control Agreement with Messrs. C. Michael Carter and Joseph S. Tesoriero (incorporated by reference to Exhibit 10.11 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))
10.17#	Form of Change of Control Agreement with Messrs. David H. Murdock and David A. DeLorenzo (incorporated by reference to Exhibit 10.16 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010)
10.18*#	Form of Tier I Change of Control Agreement to be used for new agreements entered into after February 24, 2011
10.19*#	Form of Tier II Change of Control Agreement to be used for new agreements entered into after February 24, 2011
10.20#	Form of Amendment No. 1 to Form of Change of Control Agreement filed as Exhibit 10.15 (incorporated by reference to Exhibit 10.3 to Dole’s Current Report on Form 8-K filed with the Commission on January 11, 2010)
10.21*#	Form of Amendment No. 2 to Form of Change of Control Agreements filed as Exhibits 10.16 and 10.17
10.22*#	Form of Amendment No. 3 to Form of Change of Control Agreements filed as Exhibits 10.16 and 10.17
10.23	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Dole’s Registration Statement on Form S-1 filed with the Commission on September 24, 2009 (File No. 333-161345))
10.24*#	Dole Food Company, Inc. 2009 Stock Incentive Plan, as amended
10.25#	Form of Incentive Stock Option Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended October 10, 2009)

Exhibit
Number	Title

10.26#	2009 Form of Non-Qualified Stock Option Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Amendment No. 6 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 22, 2009 (File No. 333-161345))
10.27#	2009 Form of Restricted Stock Unit Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended October 10, 2009)
10.28#	2009 Form of Restricted Stock Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 6 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 22, 2009 (File No. 333-161345))
10.29#	Alternative Form of Restricted Stock Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010)
10.30#	Dole’s 2010 Management One-Year Incentive Plan (incorporated by reference to Exhibit 10.3 to Dole’s Current Report on Form 8-K filed with the Commission on March 3, 2010)
10.31#	2010 Form of Non-Qualified Stock Option Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Dole’s Current Report on Form 8-K filed with the Commission on December 3, 2010)
10.32#	2010 Form of Restricted Stock Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dole’s Current Report on Form 8-K filed with the Commission on December 3, 2010)
10.33*#	2010 Form of Restricted Stock Unit Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan
10.34#	Dole Food Company, Inc. 2011 Self-Funded Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Dole’s Current Report on Form 8-K, filed with the Commission on February 25, 2011)
10.35#	Form of Performance Shares Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dole’s Current Report on Form 8-K, filed with the Commission on February 25, 2011)
10.36#	Dole Food Company, Inc. Sustained Profit Growth Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.21 to Amendment No. 4 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 9, 2009 (File No. 333-161345))
12*	Ratio of Earnings to Fixed Charges
21*	Subsidiaries of Dole Food Company, Inc.
23*	Consent of Deloitte & Touche LLP
31.1*	Certification by the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification by the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

†	Incorporated by reference to the correspondingly numbered exhibits to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (File No. 333-106493).

*	Filed herewith.

**	Furnished herewith.

#	Management compensatory plan or arrangement.