Form 10-Q
period 2011-03-26
DOLE FOOD CO INC
filed 2011-05-03
CIK 18169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 2, 2011

Common Stock, $0.001 Par Value	88,576,310

DOLE FOOD COMPANY, INC.

PART I.
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended
	March 26,	March 27,
	2011	2010
	(In thousands, except per
	share data)

Revenues, net	$1,686,104	$1,605,874
Cost of products sold	(1,479,343)	(1,433,667)

Gross margin	206,761	172,207
Selling, marketing and general and administrative expenses	(124,730)	(114,590)
Charges for restructuring and long-term receivables (Notes 4 and 6)	(2,755)	(608)
Gain on asset sales (Note 12)	—	1,971

Operating income	79,276	58,980
Other income (expense), net (Note 2)	(39,351)	4,607
Interest income	1,318	1,602
Interest expense	(35,470)	(41,050)

Income from continuing operations before income taxes and equity earnings	5,773	24,139
Income taxes	(5,140)	(3,175)
Earnings from equity method investments	1,210	1,451

Income from continuing operations	1,843	22,415
Income from discontinued operations, net of income taxes	202	347

Net income	2,045	22,762
Less: Net income attributable to noncontrolling interests	(1,005)	(609)

Net income attributable to shareholders of Dole Food Company, Inc.	$1,040	$22,153

Earnings per share — Basic and Diluted (Note 15):
Income from continuing operations	$0.02	$0.26
Net income attributable to shareholders of Dole Food Company, Inc.	$0.01	$0.25

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 26,	January 1,
	2011	2011
	(In thousands, except per
	share data)

ASSETS
Cash and cash equivalents	$142,578	$170,147
Restricted cash and deposits	11,335	51,108
Receivables, net of allowances of $34,611 and $36,533, respectively	829,386	751,265
Inventories	793,032	734,966
Prepaid expenses and other assets	64,997	67,909
Deferred income tax assets	40,516	36,810
Assets held-for-sale (Note 12)	86,058	86,050

Total current assets	1,967,902	1,898,255
Investments	93,317	87,914
Property, plant and equipment, net of accumulated depreciation of $1,138,383 and $1,117,461, respectively	929,356	943,030
Goodwill	407,247	407,247
Intangible assets, net	700,218	701,081
Other assets, net	220,770	219,463

Total assets	$4,318,810	$4,256,990

LIABILITIES AND EQUITY
Accounts payable	$546,513	$521,330
Accrued liabilities	508,509	642,481
Current portion of long-term debt, net	7,545	7,348
Notes payable	30,113	31,922

Total current liabilities	1,092,680	1,203,081
Long-term debt, net	1,567,987	1,564,325
Deferred income tax liabilities	247,847	244,324
Other long-term liabilities	574,987	428,476
Commitments and contingencies (Note 11)
Shareholders’ equity
Preferred stock — $0.001 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock — $0.001 par value; 300,000 shares authorized, 88,587 and 88,611 shares issued and outstanding as of March 26, 2011 and January 1, 2011, respectively	89	89
Additional paid-in capital	778,783	776,918
Retained earnings	72,123	71,083
Accumulated other comprehensive loss	(41,129)	(55,921)

Equity attributable to shareholders of Dole Food Company, Inc.	809,866	792,169
Equity attributable to noncontrolling interests	25,443	24,615

Total equity	835,309	816,784

Total liabilities and equity	$4,318,810	$4,256,990

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended
	March 26,	March 27,
	2011	2010
	(In thousands)

Operating Activities
Net income	$2,045	$22,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,353	26,267
Share-based compensation expense	1,865	1,379
Net (gains) losses on financial instruments	38,015	(7,122)
Asset write-offs and net (gain) loss on sale of assets	2,323	(2,502)
Earnings from equity method investments	(1,210)	(1,451)
Amortization of debt discounts and debt issuance costs	2,615	2,172
Provision for long-term receivables	—	608
Write-off of debt issuance costs	—	4,650
Provision for deferred income taxes	(4,937)	(3,064)
Pension and other postretirement benefit plan expense	4,576	3,475
Changes in operating assets and liabilities:
Receivables	(78,613)	(73,598)
Inventories	(61,245)	185
Prepaid expenses and other assets	4,348	4,509
Income taxes	5,246	1,046
Accounts payable	39,050	44,450
Accrued liabilities	(19,866)	(185)
Other long-term liabilities	(4,448)	(4,831)

Cash flow provided by (used in) operating activities	(46,883)	18,750
Investing Activities
Cash received from sales of assets and businesses, net of cash disposed	2,597	9,741
Capital expenditures	(17,260)	(10,130)
Restricted deposits	39,773	2,040
Other	(250)	(45)

Cash flow provided by investing activities	24,860	1,606
Financing Activities
Short-term debt repayments, net of borrowings	(6,757)	(12,136)
Long-term debt borrowings	138,221	899,419
Long-term debt repayments	(138,966)	(811,756)
Payment of debt issuance costs	—	(15,858)
Payment of initial public offering costs	—	(733)
Dividends paid to noncontrolling interests	(180)	(430)

Cash flow provided by (used in) financing activities	(7,682)	58,506

Effect of foreign currency exchange rate changes on cash	2,136	(977)

Increase (decrease) in cash and cash equivalents	(27,569)	77,885
Cash and cash equivalents at beginning of period	170,147	119,670

Cash and cash equivalents at end of period	$142,578	$197,555

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)

Supplemental cash flow information

At March 26, 2011 and January 1, 2011, accounts payable included approximately $0.1 million and $18.3 million, respectively, for capital expenditures. Of the $18.3 million of capital expenditures included in accounts payable at January 1, 2011, approximately $9.4 million had been paid during the quarter ended March 26, 2011. Approximately $3.5 million had been paid during the quarter ended March 27, 2010 related to $6.1 million of capital additions included in accounts payable at January 2, 2010.

During the first quarter of 2011, Dole effectively extinguished its cross currency swap liability by entering into a series of Japanese yen forward contracts (“long-term Japanese yen hedges”) that mature over a four year period. Refer to Note 13 — Derivative Financial Instruments for additional information.

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Equity Attributable to Shareholders’ of Dole Food Company, Inc.
					Accumulated Other
					Comprehensive Income (Loss)
					Pension &			Equity
	Common		Additional		Other	Cumulative	Unrealized	Attributable		Comprehensive
	Shares	Common	Paid-In	Retained	Postretirement	Translation	Gains (Losses)	to Noncontrolling	Total	Income
	Outstanding	Stock	Capital	Earnings	Benefits	Adjustment	on Hedges	Interests	Equity	(Loss)
	(In thousands)

Balance at January 2, 2010	88,233	$88	$768,973	$105,207	$(52,393)	$38,226	$(21,126)	$27,004	$865,979
Net income	—	—	—	22,153	—	—	—	609	22,762	$22,762
Share-based compensation	—	—	1,379	—	—	—	—	—	1,379	—
Dividends paid	—	—	—	—	—	—	—	(430)	(430)	—
Net foreign currency translation adjustment	—	—	—	—	—	(12,876)	—	(17)	(12,893)	(12,893)
Unrealized hedging gains (losses), net of income taxes of $180	—	—	—	—	—	—	8,802	—	8,802	8,802
Reclassification of realized losses to net income, net of income taxes	—	—	—	—	—	—	1,157	—	1,157	1,157

Balance at March 27, 2010	88,233	$88	$770,352	$127,360	$(52,393)	$25,350	$(11,167)	$27,166	$886,756	$19,828

Balance at January 1, 2011	88,611	$89	$776,918	$71,083	$(71,836)	$42,067	$(26,152)	$24,615	$816,784
Net income	—	—	—	1,040	—	—	—	1,005	2,045	$2,045
Share-based compensation	—	—	1,865	—	—	—	—	—	1,865	—
Issuance of restricted stock	6	—	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(30)	—	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(180)	(180)	—
Net foreign currency translation adjustment	—	—	—	—	—	10,900	—	3	10,903	10,903
Unrealized hedging gains (losses), net of income taxes of ($578)	—	—	—	—	—	—	(1,083)	—	(1,083)	(1,083)
Reclassification of realized losses to net income, net of income taxes of ($301)	—	—	—	—	—	—	4,975	—	4,975	4,975

Balance at March 26, 2011	88,587	$89	$778,783	$72,123	$(71,836)	$52,967	$(22,260)	$25,443	$835,309	$16,840

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 —	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) include all adjustments necessary, which are of a normal recurring nature, to present fairly Dole’s financial position, results of operations and cash flows. Dole operates under a 52/53-week year. The quarters ended March 26, 2011 and March 27, 2010 are twelve weeks in duration. For a summary of significant accounting policies and additional information relating to Dole’s financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of Dole’s Annual Report on Form 10-K for the year ended January 1, 2011.

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

In March 2003, Dole completed a going-private merger transaction. As a result of the transaction, Dole became wholly-owned by David H. Murdock, Dole’s Chairman. On October 28, 2009, Dole completed a $446 million initial public offering (“IPO”) of 35,715,000 common shares at $12.50 per share. On October 23, 2009, Dole’s common stock began trading on the New York Stock Exchange under the ticker symbol “DOLE.” Since the completion of the IPO, Dole’s chairman, David H. Murdock, and his affiliates have beneficially owned approximately 51,710,000 common shares, or 58.4% of Dole’s outstanding common shares.

NOTE 2 —	OTHER INCOME (EXPENSE), NET

Included in other income (expense), net in Dole’s condensed consolidated statements of operations for the quarters ended March 26, 2011 and March 27, 2010 are the following items:

	Quarter Ended
	March 26,	March 27,
	2011	2010
	(In thousands)

Unrealized loss on cross currency swap	$(3,787)	$(3,588)
Realized gain on cross currency swap	1,885	2,256
Unrealized loss on long-term Japanese yen hedges	(27,405)	—
Unrealized gain (loss) on foreign denominated borrowings	(7,566)	5,409
Realized loss on foreign denominated borrowings	(85)	—
Foreign currency exchange gain (loss) on vessel obligation	(2,409)	5,174
Write-off of debt issuance costs	—	(4,650)
Other	16	6

Other income (expense), net	$(39,351)	$4,607

Refer to Note 13 — Derivative Financial Instruments for further discussion regarding Dole’s cross currency swap and long-term Japanese yen hedges.

NOTE 3 —	INCOME TAXES

Dole recorded $5.1 million of income tax expense on $5.8 million of pretax income from continuing operations for the quarter ended March 26, 2011. Income tax expense included interest expense of $0.6 million related to Dole’s unrecognized tax benefits. Income tax expense of $3.2 million on $24.1 million of pretax income from continuing operations was recorded for the quarter ended March 27, 2010 which included an interest benefit of

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

$0.7 million related to Dole’s unrecognized tax benefits. Dole’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions.

Dole is required to adjust its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. This could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

For the quarter ended March 26, 2011, Dole’s income tax provision differs from the U.S. federal statutory rate applied to Dole’s pretax income primarily due to losses in certain jurisdictions for which it is more likely than not that a tax benefit will not be realized. For the quarter ended March 27, 2010, Dole’s income tax provision differs from the U.S. federal statutory rate applied to Dole’s pretax income primarily due to operations in foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate.

As a result of a favorable court ruling during the second quarter of 2011 relating to a non-U.S. unrecognized tax benefit, Dole expects its income tax provision in the second quarter of 2011 to be reduced by approximately $9 million, including tax and interest.

Dole recognizes accrued interest and penalties related to its unrecognized tax benefits as a component of income taxes in the accompanying condensed consolidated statements of operations. Accrued interest and penalties before tax benefits were $26 million and $25.3 million at March 26, 2011 and January 1, 2011, respectively, and are included as a component of other long-term liabilities in the accompanying condensed consolidated balance sheets.

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

Internal Revenue Service Audit:  On August 27, 2009, the IRS completed its examination of Dole’s U.S. federal income tax returns for the years 2002-2005 and issued a Revenue Agent’s report (“RAR”) that includes various proposed adjustments, including with respect to the 2003 going-private merger transactions. The IRS is proposing that certain funding used in the going-private merger is taxable and that some related investment banking fees are not deductible. The net tax deficiency associated with the RAR is $122 million, plus interest. “The Worker, Homeownership, and Business Assistance Act of 2009” signed into law on November 6, 2009, allows companies to carry back net operating losses for up to five years for losses incurred in taxable years beginning or ending in either 2008 or 2009. Dole estimates that this new law effectively reduces the amount of the IRS claim from $122 million to $91 million. On October 27, 2009, Dole filed a protest letter vigorously challenging the proposed adjustments contained in the RAR and is pursuing resolution of these issues with the Appeals Division of the IRS. Dole believes, based in part upon the advice of its tax advisors, that its tax treatment of such transactions was appropriate. Although the timing and ultimate resolution of any issues arising from the IRS examination are uncertain and are subject to settlement on mutually agreeable terms at any time, at this time Dole believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $10 million to $40 million within the next twelve months, of which a portion may result in a cash payment.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 4 —	LONG-TERM RECEIVABLES

At March 26, 2011, Dole’s long-term financing receivables consisted of $15.5 million net grower advances, a $8.3 million note receivable related to the sale of discontinued operations and net long-term trade receivables of $3.3 million. These assets have been included in other assets, in the accompanying condensed consolidated balance sheet as of March 26, 2011.

Dole’s grower advances are generally secured by the underlying assets of the grower, and Dole monitors the collectability of these advances through periodic review of financial information received from these growers. At March 26, 2011, approximately $6.9 million of these advances were 90 days past due and the allowance for credit losses was $12.1 million. Dole’s historical losses on its long-term grower advances have been immaterial. During the first quarter of 2011, the provision for grower advances increased by $1.3 million, of which $0.4 million was recorded to cost of products sold, and the remaining $0.9 million related to reclassifications.

At March 26, 2011, Dole has a $8.3 million note receivable from the buyer of the operating assets of the fresh-cut flowers business. The note receivable is secured by land and buildings. Dole is currently renegotiating with the buyer the terms of the note, including the timing of payment and the interest rate. The note receivable is classified as long-term at March 26, 2011.

Dole has long-term trade receivables of $19.1 million due from an Eastern European customer, for which it is likely that payment will not be received during the next year. During fiscal 2010 and 2009, Dole recorded provisions for bad debt of $11.4 million and $4.4 million, respectively. Of the $11.4 million, $0.6 million was recorded in the first quarter of 2010. The net receivable of $3.3 million represents management’s best estimate of its net realizable value after consideration of collateral securing the receivable.

NOTE 5 —	INVENTORIES

The major classes of inventories were as follows:

	March 26,	January 1,
	2011	2011
	(In thousands)

Finished products	$400,335	$362,799
Raw materials and work in progress	136,218	119,222
Crop-growing costs	194,332	195,010
Operating supplies and other	62,147	57,935

	$793,032	$734,966

NOTE 6 —	CHARGES FOR RESTRUCTURING

As a result of continued challenging market conditions in Dole’s fresh fruit operations, Dole committed to a restructuring plan during the third quarter of 2010 in its fresh fruit segment in Europe, Latin America and Asia. These restructuring efforts are designed to reduce costs by realigning fruit supply with expected demand. As part of these initiatives, Dole restructured certain farming operations in Latin America and Asia, reorganized its European operations and rationalized vessel charters. As a result of these various initiatives, beginning in fiscal 2011 Dole expects to realize cash savings in its fresh fruit segment. These savings are expected to result from lower production costs including lower labor costs on our farms and in our ports, enhanced farm productivity, lower distribution costs resulting from more efficient utilization of our shipping fleet, and lower selling and general and administrative costs as a result of streamlining its organization in Europe.

During the first quarter of 2011, Dole incurred costs of $2.8 million bringing the cumulative incurred restructuring costs since the third quarter of 2010 to $24.1 million. Of these costs, $13.1 million were paid or will be

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

paid in cash, with the remaining amounts related to the non-cash write-down of long-lived assets and deferred crop-growing costs of $5.1 million as well as pension-related settlement charges of $5.9 million. Severance charges relating to employee terminations involved approximately 2,300 employees.

Dole expects to continue restructuring its fresh fruit operations beyond the first quarter of 2011. Related to these efforts, Dole expects to incur additional restructuring charges of approximately $8 million during the remainder of fiscal 2011 and $0.3 million in fiscal 2012. These additional charges will primarily consist of employee severance, contract termination and pension-related settlement costs. Approximately 1,400 additional employees are expected to be impacted by these initiatives.

Restructuring charges recorded during the first quarter of 2011, cumulative charges recorded since the third quarter of 2010, additional charges to be incurred and total charges to be incurred are as follows:

	Charges
	Incurred in	Cumulative	Additional	Total
	First Quarter	Charges	Charges to be	Charges to be
	2011	Incurred	Incurred	Incurred
	(In thousands)

Severance and other employee-related costs	$422	$7,090	$2,266	$9,356
Contract termination and other costs	1,571	6,029	3,793	9,822
Pension-related settlement charges	402	5,851	2,235	8,086
Asset write-downs	360	5,129	—	5,129

Total	$2,755	$24,099	$8,294	$32,393

A rollforward of activity for Dole’s restructuring liabilities, which are classified in accrued liabilities in the accompanying condensed consolidated balance sheets, is summarized as follows:

	Balance as of			Balance as of
	January 1,			March 26,
	2011	Charges	Cash Payments	2011
	(In thousands)

Severance and other employee-related costs	$2,092	$422	$(745)	$1,769
Contract termination and other costs	3,555	1,571	(1,238)	3,888

Total	$5,647	$1,993	$(1,983)	$5,657

NOTE 7 —	GOODWILL AND INTANGIBLE ASSETS

Goodwill has been allocated to Dole’s reporting segments as follows:

		Fresh	Packaged
	Fresh Fruit	Vegetables	Foods	Total
	(In thousands)

Balance as of January 1, 2011 and March 26, 2011	$275,430	$71,206	$60,611	$407,247

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Details of Dole’s intangible assets were as follows:

	March 26,	January 1,
	2011	2011
	(In thousands)

Amortized intangible assets:
Customer relationships	$38,501	$38,501
Other amortized intangible assets	2,138	2,064

	40,639	40,565
Accumulated amortization — customer relationships	(28,451)	(27,605)
Other accumulated amortization	(1,585)	(1,494)

Accumulated amortization — intangible assets	(30,036)	(29,099)

Amortized intangible assets, net	10,603	11,466
Indefinite-lived intangible assets:
Trademark and trade names	689,615	689,615

Total identifiable intangible assets, net	$700,218	$701,081

Amortization expense of intangible assets totaled $0.9 million in each of the quarters ended March 26, 2011 and March 27, 2010.

As of March 26, 2011, the estimated amortization expense associated with Dole’s intangible assets for the remainder of 2011 and in each of the next four fiscal years is as follows (in thousands):

Fiscal Year	Amount

2011	$2,829
2012	$3,677
2013	$1,498
2014	$842
2015	$842

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 8 —	NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:

	March 26,	January 1,
	2011	2011
	(In thousands)

Unsecured debt:
8.75% debentures due 2013	$155,000	$155,000
Secured debt:
13.875% notes due 2014	227,437	227,437
8% notes due 2016	315,000	315,000
Revolving credit facility	—	—
Term loan facilities	829,829	829,829
Contracts and notes, at a weighted-average interest rate of 2.2% in 2011 (4.1% in 2010)	10,152	9,070
Capital lease obligations, at a weighted-average interest rate of 2.6% in 2011 (2.6% in 2010)	61,197	59,552
Notes payable, at a weighted-average interest rate of 3.3% in 2011 (3.5% in 2010)	30,113	31,922
Unamortized debt discount	(23,083)	(24,215)

	1,605,645	1,603,595
Current maturities, net of unamortized debt discount	(37,658)	(39,270)

	$1,567,987	$1,564,325

Notes Payable

Dole borrows funds primarily on a short-term basis to finance current operations. The terms of these borrowings range from one month to three months. Dole’s notes payable at March 26, 2011 consist primarily of foreign borrowings in Asia and Latin America.

Term Loans and Revolving Credit Facility

As of March 26, 2011, the term loan facilities consisted of $238.2 million of Term Loan B and $591.6 million of Term Loan C. The term loan facilities bear interest, at Dole’s option, at a rate per annum equal to either (i) the London Interbank Offer Rate (“LIBOR”) plus 3.25%, with a LIBOR floor of 1.75%; or (ii) a base rate plus 2.25%. Interest on the term loan facilities is payable quarterly in arrears. The weighted average variable interest rate at March 26, 2011 for Term Loan B and Term Loan C was 5.17%. The term loan facilities require quarterly principal payments, plus a balloon payment due in 2017. Dole has an interest rate swap to hedge future changes in interest rates on Term Loan C through June 2011. Refer to Note 13 — Derivative Financial Instruments for additional information related to this instrument.

As of March 26, 2011, the asset-based lending senior secured revolving credit facility (“ABL revolver”) borrowing base was $290.2 million. There were no borrowings under the ABL revolver at March 26, 2011. Amounts outstanding under the ABL revolver bear interest, at Dole’s option, at a rate per annum equal to either (i) LIBOR plus 3.00% to 3.50%, or (ii) a base rate plus 2.00% to 2.50%, in each case, based upon Dole’s historical borrowing availability under this facility. The ABL revolver matures in March 2014. After taking into account approximately $141 million of outstanding letters of credit issued under the ABL revolver, Dole had approximately $149.2 million available for borrowings as of March 26, 2011. Of the $141 million of outstanding letters of credit, $60 million was

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

issued in connection with Dole’s collateral arrangement for its cross currency and interest rate swaps. Due to the unwind of the cross currency swap agreement, the collateral arrangement is no longer required and the related $60 million of letters of credit were canceled during the second quarter of 2011. Refer to Note 13 — Derivative Financial Instruments for additional information.

Covenants

Provisions under the senior secured credit facilities and the indentures governing Dole’s senior notes and debentures require Dole to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments, liens, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. The ABL revolver also contains a “springing covenant,” which would not be effective unless the availability under the ABL revolver were to fall below the greater of $37.5 million and 12.5% of the Total Commitment (as defined) for any three consecutive business days. To date, the springing covenant has never been effective and Dole does not currently anticipate that the springing covenant will become effective.

In addition, as a result of the March 2, 2010 amendments of Dole’s senior secured credit facilities, Dole is subject to a maximum total leverage ratio and a minimum interest coverage ratio. At March 26, 2011, Dole’s total leverage ratio was 3.92x and interest coverage ratio was 2.71x as compared with the required maximum total leverage ratio of 4.75x and the minimum interest coverage ratio of 1.75x.

A breach of a covenant or other provision in any debt instrument governing Dole’s current or future indebtedness could result in a default under that instrument and, due to customary cross-default and cross-acceleration provisions, could result in a default under Dole’s other debt instruments. Upon the occurrence of an event of default under the senior secured credit facilities or other debt instrument, the lenders or holders of such other debt instruments could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If Dole were unable to repay those amounts, the lenders could proceed against the collateral granted to them, if any, to secure the indebtedness. If the lenders under Dole’s indebtedness were to accelerate the payment of the indebtedness, Dole cannot give assurance that its assets would be sufficiently liquid to repay in full its outstanding indebtedness on an accelerated basis.

Debt Discounts and Debt Issuance Costs

In connection with the March 2, 2010 amendments of the senior secured credit facilities, Dole incurred debt issuance costs of $17 million. Debt issuance costs are capitalized and amortized into interest expense over the term of the underlying debt. During the quarters ended March 26, 2011 and March 27, 2010, Dole amortized deferred debt issuance costs of $1.5 million and $1.2 million, respectively.

Dole wrote off approximately $4.6 million of deferred debt issuance costs during the quarter ended March 27, 2010 resulting from the amendments of the senior secured credit facilities as well as the refinancing of the term loan facilities in connection with the amendments. The refinancing of the term loans and a portion of the ABL revolver, as a result of the amendments, was accounted for as extinguishment of debt. The write-off related to these amendments was recorded in other income (expense), net in the condensed consolidated statement of operations for the quarter ended March 27, 2010.

Debt discounts on term loan facilities in connection with the 2010 amendments of the senior secured credit facilities totaled $8.5 million. Debt discounts are amortized into interest expense over the term of the underlying debt. During the quarter ended March 26, 2011, Dole amortized debt discounts of $1.1 million. During the quarter ended March 27, 2010, Dole amortized debt discounts of $0.9 million.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Fair Value of Debt

Dole estimates the fair value of its secured and unsecured notes and debentures based on current quoted market prices. The term loans are traded between institutional investors on the secondary loan market, and the fair values of the term loans are based on the last available trading price. The carrying values and estimated fair values of Dole’s debt is summarized below:

	March 26, 2011		January 1, 2011
	Carrying	Estimated	Carrying	Estimated
	Values	Fair Values	Values	Fair Values
		(In thousands)

Secured and unsecured notes and debentures	$681,518	$779,792	$680,674	$774,873
Term loans	822,665	831,904	822,377	844,351

Carrying values are net of debt discounts.

NOTE 9 —	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for Dole’s U.S. and international pension plans and other postretirement benefit (“OPRB”) plans were as follows:

			International
	U.S. Pension Plans		Pension Plans		OPRB Plans
	Quarter Ended		Quarter Ended		Quarter Ended
	March 26,	March 27,	March 26,	March 27,	March 26,	March 27,
	2011	2010	2011	2010	2011	2010
			(In thousands)

Service cost	$43	$45	$1,452	$1,281	$17	$18
Interest cost	3,440	3,639	1,588	1,585	482	541
Expected return on plan assets	(3,779)	(3,774)	(103)	(103)		—
Amortization of:
Unrecognized net loss (gain)	1,525	888	210	108	15	(27)
Unrecognized prior service cost (benefit)	—	—	97	81	(813)	(813)
Unrecognized net transition obligation	—	—	—	6	—	—
Restructuring related settlements	—	—	402	—	—	—

	$1,229	$798	$3,646	$2,958	$(299)	$(281)

NOTE 10 —	SEGMENT INFORMATION

Dole has three reportable operating segments: fresh fruit, fresh vegetables and packaged foods. These reportable segments are managed separately due to differences in their products, production processes, distribution channels and customer bases.

Management evaluates and monitors segment performance primarily through, among other measures, earnings before interest expense and income taxes (“EBIT”). EBIT is calculated by subtracting income from discontinued operations, net of income taxes, from net income, by adding interest expense and by adding income tax expense to net income. Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to Dole as a whole. EBIT is not defined under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and should not be considered in isolation or as a substitute for net income or cash flow measures

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

prepared in accordance with U.S. GAAP or as a measure of Dole’s profitability. Additionally, Dole’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate EBIT in the same manner.

Revenues from external customers and EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended
	March 26,	March 27,
	2011	2010
	(In thousands)

Revenues from external customers:
Fresh fruit	$1,174,666	$1,122,963
Fresh vegetables	246,514	230,526
Packaged foods	264,780	252,243
Corporate	144	142

	$1,686,104	$1,605,874

	Quarter Ended
	March 26,	March 27,
	2011	2010
	(In thousands)

EBIT:
Fresh fruit	$67,003	$43,153
Fresh vegetables	11,096	10,490
Packaged foods	12,180	29,014

Total operating segments	90,279	82,657
Corporate:
Unrealized loss on cross currency swap	(3,787)	(3,588)
Unrealized loss on long-term Japanese yen hedges	(27,405)	—
Net unrealized gain (loss) on foreign denominated instruments	(5,920)	4,726
Operating and other expenses	(10,714)	(17,155)

Corporate	(47,826)	(16,017)
Interest expense	(35,470)	(41,050)
Income taxes	(5,140)	(3,175)

Income from continuing operations	1,843	22,415
Income from discontinued operations, net of income taxes	202	347

Net income	$2,045	$22,762

Dole’s equity earnings from equity method investments, which have been included in EBIT in the table above, relate primarily to the fresh fruit operating segment.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Total assets for the three reportable operating segments, corporate and fresh-cut flowers were as follows:

	March 26,	January 1,
	2011	2011
	(In thousands)

Total assets:
Fresh fruit	$2,243,518	$2,149,345
Fresh vegetables	406,356	403,252
Packaged foods	713,548	678,929

Total operating segments	3,363,422	3,231,526
Corporate	947,792	1,017,868
Fresh-cut flowers — discontinued operation	7,596	7,596

	$4,318,810	$4,256,990

NOTE 11 —	CONTINGENCIES

Dole is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to Dole’s operations. At March 26, 2011, guarantees of $2.2 million consisted primarily of amounts advanced under third-party bank agreements to independent growers that supply Dole with product. In addition, Dole had cash on deposit at March 26, 2011 of $11 million securing the indebtedness of a fruit supplier. Dole has not historically experienced any significant losses associated with these guarantees.

Dole issues letters of credit and bank guarantees through its ABL revolver and, in addition, separately through major banking institutions. Dole also provides bonds issued by insurance companies. These letters of credit, bank guarantees and insurance company bonds are required by certain regulatory authorities, suppliers and other operating agreements. As of March 26, 2011, total letters of credit, bank guarantees and bonds outstanding under these arrangements were $238.6 million, of which $60 million was issued in connection with Dole’s collateral arrangement for its cross currency and interest rate swaps. As a result of the unwind of the cross currency swap agreement, the collateral arrangement is no longer required and the related $60 million of letters of credit were canceled during the second quarter of 2011. Refer to Note 13 — Derivative Financial Instruments for additional information.

Dole also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. Dole guaranteed $243.7 million of its subsidiaries’ obligations to their suppliers and other third parties as of March 26, 2011.

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

Twenty-one of the 228 lawsuits are currently pending in various jurisdictions in the United States. One case in Los Angeles Superior Court, the last remaining lawsuit brought in the United States by Nicaraguan plaintiffs, was dismissed after the Court found that the plaintiffs and their representatives engaged in blatant fraud, witness tampering, and active manipulation. In dismissing this lawsuit, the Court vacated an earlier $1.58 million judgment against Dole in favor of four of the plaintiffs. This result was the culmination of hearings conducted by the Court in response to a July 7, 2009 order issued to plaintiffs by the California Second District Court of Appeal directing them to show cause why the $1.58 million judgment should not be vacated and judgment be entered in Dole’s favor on the grounds that the judgment was procured through fraud. After hearings held on May 10 and 11, and July 7-9 and 12, 2010, the Court issued an oral ruling, finding that the judgment had been procured through fraud on both Dole and the Court, and ordered it vacated. On March 11, 2011, the Court issued a final Statement of Decision, followed on March 31, 2011 by a Judgment, that vacates the prior judgment and dismisses all plaintiffs’ claims with prejudice. Another case pending in Los Angeles Superior Court involving 549 Costa Rican plaintiffs is currently in discovery proceedings. Pursuant to a case management order, the initial phase of discovery requires that all plaintiffs travel to the U.S. for preliminary medical testing.

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

On November 10, 2009, the United States District Court for the Southern District of Florida issued final judgment in favor of Dole denying recognition and enforcement of the $98.5 million Nicaragua judgment against Dole and another U.S. company. The Court cited separate and independent grounds for non-recognition: the Nicaragua trial court did not have jurisdiction over the defendant companies; the judgment did not arise out of proceedings that comported with the international concept of due process; the judgment was rendered under a system which does not provide an impartial tribunal or procedures compatible with the requirements of due process of law; and the cause of action or claim for relief on which the judgment is based is repugnant to the public policy of Florida. On March 10, 2010, Plaintiffs filed an appeal before the United States Court of Appeals for the Eleventh Circuit. On March 25, 2011, the Eleventh Circuit affirmed the district court’s judgment, agreeing that “the Nicaraguan judgment is not due recognition and enforcement.”

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

On October 23, 2006, Dole announced that its subsidiary, Standard Fruit de Honduras, S.A., reached an agreement with the Government of Honduras and representatives of Honduran banana workers. This agreement establishes a Worker Program that is intended by the parties to resolve in a fair and equitable manner the claims of male banana workers alleging sterility as a result of exposure to DBCP. The Honduran Worker Program will not have a material effect on Dole’s financial position or results of operations. The official start of the Honduran Worker Program was announced on January 8, 2007. On August 15, 2007, Shell Oil Company was included in the Worker Program.

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

Former Shell Site:  Shell Oil Company and Dole were sued in several cases filed in Los Angeles Superior Court, beginning in 2009, alleging property damage and personal injury by persons claiming to be current or former residents of a housing development built in the 1960s by a predecessor of what is now a Dole subsidiary, on land that had been owned and used by Shell as a crude oil storage facility for 40 years prior to the housing development. On April 20, 2011, the Court dismissed the case with prejudice, including all claims against Dole. On May 2, 2011, plaintiffs filed a motion for reconsideration with the Court. The California Regional Water Quality Control Board is supervising the cleanup on the former Shell site. On March 11, 2011, the Water Board issued a Cleanup and Abatement Order naming Shell as the Discharger and a Responsible Party, and ordering Shell to assess, monitor, and cleanup and abate the effects of contaminants discharged to soil and groundwater at the site. On April 22, 2011, the Water Board sent Dole a letter requiring Dole to supply information concerning ownership, development and activities of the former Shell site.

NOTE 12 —	ASSETS HELD-FOR-SALE

Dole continuously reviews its assets in order to identify those assets that do not meet Dole’s future strategic direction or internal economic return criteria. As a result of this review, Dole has identified and is in the process of selling specific businesses and long-lived assets. Accordingly, Dole has reclassified these assets as held-for-sale.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Total assets held-for-sale by segment were as follows:

				Fresh-Cut
				Flowers -
	Fresh	Fresh	Packaged	Discontinued	Total Assets
	Fruit	Vegetables	Foods	Operation	Held-For-Sale
	(In thousands)

Balance as of January 1, 2011	$74,641	$599	$3,214	$7,596	$86,050
Additions	8	—	—	—	8

Balance as of March 26, 2011	$74,649	$599	$3,214	$7,596	$86,058

Assets held-for-sale included in Dole’s consolidated balance sheet at March 26, 2011 consist of property, plant and equipment, net of accumulated depreciation. Due to challenges experienced in the global real estate markets, certain assets have been classified in assets held-for-sale for greater than one year. Dole expects market conditions to improve during 2011, and as a result, continues to actively market these assets and classify them as assets held-for-sale.

Gains on asset sales by segment for the quarters ended March 26, 2011 and March 27, 2010 were as follows:

Total from
	Fresh	Fresh	Packaged	Continuing	Discontinued
	Fruit	Vegetables	Foods	Operations	Operations	Total
(In thousands)

March 26, 2011	$—	$—	$—	$—	$—	$—
March 27, 2010	1,971	—	—	1,971	—	1,971

Proceeds from asset sales by segment for the quarters ended March 26, 2011 and March 27, 2010 were as follows:

Total from
		Fresh	Packaged	Continuing	Discontinued
	Fresh Fruit	Vegetables	Foods	Operations	Operations	Total
(In thousands)

March 26, 2011	$—	$—	$—	$—	$—	$—
March 27, 2010	9,486	—	—	9,486	—	9,486

Fresh Fruit

At March 26, 2011, the assets held-for-sale balance in the fresh fruit reporting segment consists primarily of approximately 9,300 acres of land in Hawaii.

Packaged Foods

At March 26, 2011, the assets held-for-sale balance in the packaged foods reporting segment consists primarily of approximately 400 acres of peach orchards located in California.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Cash Flow Hedges

A majority of Dole’s foreign currency derivative instruments are designated as cash flow hedges. Specifically, Dole designated a majority of its foreign currency exchange forward contracts and participating forward contracts as cash flow hedges of its forecasted revenue and operating expense transactions. As a result, changes in fair value of the foreign currency derivative instruments since hedge designation, to the extent effective, are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) in the condensed consolidated balance sheet and are reclassified into earnings in the same period the underlying transactions affect earnings. Any portion of a cash flow hedge deemed ineffective is recognized into current period earnings.

Interest Rate Swap, Cross Currency Swap and Long-term Japanese Yen Hedges

Dole entered into an interest rate swap in 2006 to hedge future changes in interest rates. This agreement effectively converted $320 million of borrowings under Term Loan C, which was variable-rate debt, to a fixed-rate basis through June 2011. The interest rate swap fixed the interest rate at 7.2%. The paying and receiving rates under the interest rate swap were 5.5% and 0.3% as of March 26, 2011, with an outstanding notional amount of $320 million.

In connection with the March 2010 refinancing transaction, some of the terms of Dole’s senior secured credit facilities were amended. Dole evaluated the impact of these amendments on its hedge designation for its interest rate swap and determined not to re-designate the interest rate swap as a cash flow hedge of its interest rate risk associated with Term Loan C. As a result, changes in the fair value of the interest rate swap after de-designation on March 2, 2010 are recorded in interest expense. The unrealized loss in AOCI is recognized into interest expense through June 2011 as the underlying Term Loan C interest payments are made.

During 2006 (subsequently amended in 2009), Dole executed a cross currency swap to synthetically convert $320 million of Term Loan C into Japanese yen denominated debt in order to effectively lower the U.S. dollar fixed interest rate. The cross currency swap was scheduled to mature in June 2011. Dole also entered into a collateral arrangement which required Dole to provide collateral to its counterparties when the fair market value of the cross currency and interest rate swaps exceeded a combined liability of $35 million.

During the first quarter of 2011, Dole entered into a transaction to effectively unwind the cross currency swap by refinancing its obligation under the cross currency swap and entering into a series of long-term Japanese yen hedges that mature through December 2014.

These contracts require Dole to buy U.S. Dollars and sell Japanese yen at an exchange rate of ¥101.3. At inception, these contracts were in a liability position and the total notional amount outstanding of the long-term Japanese yen hedges was $596.3 million. The value of these contracts will fluctuate based on changes in the exchange rate over the life of the individual forward contracts.

In addition, Dole has designated the long-term Japanese yen forward contracts as cash flow hedges of its forecasted Japanese yen revenue stream, and to the extent this hedge is deemed effective, changes in the fair value of these contracts will be recorded as a component of AOCI in the condensed consolidated balance sheet and reclassified into earnings in the same period the underlying transactions affect earnings.

Due to the fact that there is a significant financing element present at the inception of entering into the long-term Japanese yen hedges, the cash inflows or outflows associated with settlement of these contracts will be included within financing activities in Dole’s consolidated statement of cash flows.

As a result of the unwind of the cross currency swap, the collateral arrangement with the counterparties is no longer required and the related $60 million of letters of credit were canceled during the second quarter of 2011.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

At March 26, 2011, the gross notional value and fair value of Dole’s derivative instruments were as follows:

	Average Strike	Notional
	Price	Amount
	(In thousands)

Derivatives designated as cash flow hedging instruments:
Foreign currency hedges (buy/sell):
U.S. dollar/Japanese yen	JPY 99.25	$766,709
U.S. dollar/Euro	EUR 1.34	78,376
U.S. dollar/Canadian dollar	CAD 1.01	21,055
Thai Baht/U.S. dollar	THB 32.06	78,344
Philippine Peso/U.S. dollar	PHP 47.28	68,044
Chilean Peso/U.S. dollar	CLP 501.39	6,785
Derivatives not designated as hedging instruments:
Foreign currency hedges (buy/sell):
South African Rand/Euro	ZAR 10.29	1,800
U.S. dollar/Swedish Krona	SEK 6.34	5,605
Interest rate swap		320,000
Bunker fuel hedges	$445	21,666
	(per metric ton)	(metric tons	)

		Derivative Assets
		(Liabilities) Fair Value
	Balance Sheet	March 26,	January 1,
	Classification	2011	2011
		(In thousands)

Derivatives designated as cash flow hedging instruments:
Foreign currency exchange contracts	Receivables, net	$10,861	$16,961
	Accrued liabilities	(38,585)	(31,061)
	Other long-term liabilities	(145,475)	—

Total derivatives designated as cash flow hedging instruments		(173,199)	(14,100)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Receivables, net	14	908
	Accrued liabilities	(890)	—
Cross currency swap	Receivables, net	—	1,584
	Accrued liabilities	—	(130,380)
Interest rate swap	Accrued liabilities	(7,101)	(11,310)
Bunker fuel hedges	Receivables, net	3,264	1,587

Total derivatives not designated as hedging instruments		(4,713)	(137,611)

Total		$(177,912)	$(151,711)

Settlement of the foreign currency hedges will occur during 2011 through 2014 and settlement of bunker fuel hedges will occur during 2011.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The effects of the interest rate swap and foreign currency hedges designated as cash flow hedging instruments on accumulated other comprehensive income (loss) and the condensed consolidated statements of operations for the quarters ended March 26, 2011 and March 27, 2010 were as follows:

						Gains (Losses)
						Recognized in
						Income
						due to Hedge
						Ineffectiveness
						or Amounts
	Gains (Losses)			Gains (Losses)		Excluded
	Recognized in			Reclassified		from Effectiveness
	AOCI During			Into Income		Testing
	Quarter Ended			Quarter Ended		Quarter Ended
	March 26,	March 27,	Income Statement	March 26,	March 27,	March 26,	March 27,
	2011	2010	Classification	2011	2010	2011	2010
	(In thousands)

Interest rate swap	$—	$680	Interest expense	$3,459	$(1,157)	$—	$—
Foreign currency hedges	(1,661)	7,972	Cost of products sold	1,215	—	957	(102)

Unrealized gains and losses on the interest rate swap were recorded through AOCI through the de-designation date. Unrecognized losses of $3.2 million related to the interest rate swap are expected to be realized into earnings through June 2011. Amounts included in AOCI as of the de-designation date are being amortized into interest expense as the quarterly payments are made. Unrecognized losses of $20.8 million related to the foreign currency hedges are expected to be realized into earnings in the next twelve months.

Net unrealized gains (losses) and realized gains (losses) on derivatives not designated or prior to being designated as hedging instruments for the quarters ended March 26, 2011 and March 27, 2010 were as follows:

		Quarter Ended
		Unrealized Gains		Realized Gains
		(Losses)		(Losses)
	Income Statement	March 26,	March 27,	March 26,	March 27,
	Classification	2011	2010	2011	2010
		(In thousands)

Foreign currency exchange contracts	Cost of products sold	$(876)	$71	$623	$(37)
Bunker fuel contracts	Cost of products sold	1,677	(93)	896	4
Cross currency swap	Other income (expense), net	(3,787)	(3,588)	1,885	2,256
Long-term Japanese yen hedges(1)	Other income (expense), net	(26,723)	—	—	—
Interest rate swap	Interest expense	(3,803)	1,120	(4,250)	—

Total		$(33,512)	$(2,490)	$(846)	$2,223

(1)	Prior to being designated as cash flow hedges, Dole recorded a $26.7 million unrealized loss on the long-term Japanese yen hedges. Subsequent to designating these contracts as cash flow hedges, Dole recorded $682 thousand of unrealized losses due to ineffectiveness, which has been excluded from the table above.

NOTE 14 —	FAIR VALUE MEASUREMENTS

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

The inputs used to measure fair value are based on a hierarchy that prioritizes observable and unobservable inputs used in valuation techniques. These levels, in order of highest to lowest priority are described below:

Level 1:  Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2:  Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:  Unobservable inputs that are not corroborated by market data.

The following table provides a summary of the assets and liabilities measured at fair value on a recurring basis:

	March 26, 2011		January 1, 2011
		Fair Value		Fair Value
		Measurements Using		Measurements Using
		Significant		Significant
		Other Observable		Other Observable
		Inputs		Inputs
	Total	(Level 2)	Total	(Level 2)
	(In thousands)

Assets:
Foreign currency exchange contracts	$10,875	$10,875	$17,869	$17,869
Bunker fuel contracts	3,264	3,264	1,587	1,587

	$14,139	$14,139	$19,456	$19,456

Liabilities:
Foreign currency exchange contracts	$184,950	$184,950	$31,061	$31,061
Interest rate swap	7,101	7,101	11,310	11,310
Cross currency swap, net	—	—	128,796	128,796

	$192,051	$192,051	$171,167	$171,167

For Dole, the assets and liabilities that are required to be recorded at fair value on a recurring basis are the derivative instruments. The fair values of Dole’s derivative instruments are determined using Level 2 inputs, which are defined as “significant other observable inputs.” The fair values of the foreign currency exchange contracts, bunker fuel contracts, interest rate swap and cross currency swap were estimated using internal discounted cash flow calculations based upon forward foreign currency exchange rates, bunker fuel futures, interest-rate yield curves or quotes obtained from brokers for contracts with similar terms less any credit valuation adjustments. Dole recorded a credit valuation adjustment at March 26, 2011 which reduced the derivative liability balances. The credit valuation adjustment was $8.3 million at March 26, 2011 and $0.5 million at January 1, 2011. For the quarter ended March 26, 2011, the net change in credit valuation adjustment resulted in an unrealized gain of $7.8 million, which was recorded as other income (expense), net. For the quarter ended March 27, 2010, the net change in credit valuation adjustment resulted in a loss of $1 million. Of this loss, $0.3 million was recorded as interest expense and $0.7 million was recorded as other income (expense), net.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, Dole is required to record assets and liabilities at fair value on a nonrecurring basis. Nonfinancial assets such as goodwill, indefinite-lived intangible assets and long-lived assets are measured on an annual basis during the second quarter, or as indicators of impairment arise and recorded at fair value only when an impairment is recognized.

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

NOTE 15 —	EARNINGS PER SHARE

	Quarter Ended
	March 26,	March 27,
	2011	2010
	(In thousands, except per share data)

Income from continuing operations	$1,843	$22,415
Income from discontinued operations, net of income taxes	202	347
Less: Net income attributable to noncontrolling interests	(1,005)	(609)

Net income attributable to shareholders of Dole Food Company, Inc.	$1,040	$22,153

Weighted average common shares outstanding — Basic	87,572	87,425
Diluted effects of stock incentive plan	520	46

Weighted average common shares outstanding — Diluted	88,092	87,471

Earnings Per Share — Basic and Diluted
Income from continuing operations	$0.02	$0.26
Income from discontinued operations, net of income taxes	—	—
Less: Net income attributable to noncontrolling interests	(0.01)	(0.01)

Net income attributable to shareholders of Dole Food Company, Inc.	$0.01	$0.25

For the quarter ended March 27, 2010 all outstanding stock options had an antidilutive effect on earnings per share, and as such were excluded.

NOTE 16 —	EQUITY METHOD INVESTMENTS

The table below presents summarized financial information for Compagnie Financière de Participations, a significant nonconsolidated affiliate (at 100 percent):

	Quarter Ended
	March 26,	March 27,
	2011	2010
	(In thousands)

Revenues, net	$133,937	$183,458
Gross margin	66,661	81,345
Operating income	3,809	6,580
Net income	2,351	3,553

NOTE 17 —	GUARANTOR FINANCIAL INFORMATION

Dole’s 100% owned domestic subsidiaries (“Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, Dole’s obligations under the indentures related to Dole’s 8.75% debentures due 2013, the

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13.875% senior secured notes due 2014 and the 8% senior secured notes due 2016. Each Guarantee is subordinated in right of payment to the Guarantors’ existing and future senior debt, including obligations under the senior secured credit facilities, and will rank pari passu with all senior subordinated indebtedness of the applicable Guarantor.

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

The following are condensed consolidating statements of operations of Dole for the quarters ended March 26, 2011 and March 27, 2010; condensed consolidating balance sheets as of March 26, 2011 and January 1, 2011; and condensed consolidating statements of cash flows for the quarters ended March 26, 2011 and March 27, 2010.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended March 26, 2011

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$22,192	$761,885	$1,270,787	$(368,760)	$1,686,104
Cost of products sold	(17,638)	(672,957)	(1,154,240)	365,492	(1,479,343)

Gross margin	4,554	88,928	116,547	(3,268)	206,761
Selling, marketing and general and administrative expenses	(12,843)	(60,248)	(54,907)	3,268	(124,730)
Charges for restructuring and long-term receivables	—	—	(2,755)	—	(2,755)

Operating income (loss)	(8,289)	28,680	58,885	—	79,276
Equity in subsidiary income	29,540	4,463	—	(34,003)	—
Other income (expense), net	—	—	(39,351)	—	(39,351)
Interest income	250	247	821	—	1,318
Interest expense	(22,796)	(22)	(12,652)	—	(35,470)

Income (loss) from continuing operations before income taxes and equity earnings	(1,295)	33,368	7,703	(34,003)	5,773
Income taxes	2,335	(4,427)	(3,048)	—	(5,140)
Earnings from equity method investments	—	225	985	—	1,210

Income from continuing operations	1,040	29,166	5,640	(34,003)	1,843
Income from discontinued operations, net of income taxes	—	—	202	—	202

Net income	1,040	29,166	5,842	(34,003)	2,045
Less: Net income attributable to noncontrolling interests	—	—	(1,005)	—	(1,005)

Net income attributable to shareholders of Dole Food Company, Inc.	$1,040	$29,166	$4,837	$(34,003)	$1,040

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended March 27, 2010

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$18,496	$730,279	$1,188,372	$(331,273)	$1,605,874
Cost of products sold	(14,789)	(633,214)	(1,114,013)	328,349	(1,433,667)

Gross margin	3,707	97,065	74,359	(2,924)	172,207
Selling, marketing and general and administrative expenses	(16,885)	(50,244)	(50,385)	2,924	(114,590)
Charges for restructuring and long-term receivables	—	—	(608)	—	(608)
Gain on asset sales	426	—	1,545	—	1,971

Operating income (loss)	(12,752)	46,821	24,911	—	58,980
Equity in subsidiary income	52,394	10,381	—	(62,775)	—
Other income (expense), net	(1,429)	—	6,036	—	4,607
Interest income	273	119	1,210	—	1,602
Interest expense	(24,838)	(27)	(16,185)	—	(41,050)

Income from continuing operations before income taxes and equity earnings	13,648	57,294	15,972	(62,775)	24,139
Income taxes	8,505	(5,527)	(6,153)	—	(3,175)
Earnings from equity method investments	—	295	1,156	—	1,451

Income from continuing operations	22,153	52,062	10,975	(62,775)	22,415
Income from discontinued operations, net of income taxes	—	—	347	—	347

Net income	22,153	52,062	11,322	(62,775)	22,762
Less: Net income attributable to noncontrolling interests	—	—	(609)	—	(609)

Net Income attributable to shareholders of Dole Food Company, Inc.	$22,153	$52,062	$10,713	$(62,775)	$22,153

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 26, 2011

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

ASSETS
Cash and cash equivalents	$12,715	$2,436	$127,427	$—	$142,578
Restricted cash and deposits	—	—	11,335	—	11,335
Receivables, net of allowances	589,584	134,451	550,008	(444,657)	829,386
Inventories	5,895	287,538	499,599	—	793,032
Prepaid expenses and other assets	8,404	8,476	48,117	—	64,997
Deferred income tax assets	9,226	27,506	3,784	—	40,516
Assets held-for-sale	76,712	3,813	5,533	—	86,058

Total current assets	702,536	464,220	1,245,803	(444,657)	1,967,902
Investments	2,450,240	1,829,974	97,133	(4,284,030)	93,317
Property, plant and equipment, net	155,536	273,249	500,571	—	929,356
Goodwill	—	131,818	275,429	—	407,247
Intangible assets, net	689,615	10,179	424	—	700,218
Other assets, net	69,468	8,165	143,137	—	220,770

Total assets	$4,067,395	$2,717,605	$2,262,497	$(4,728,687)	$4,318,810

LIABILITIES AND EQUITY
Accounts payable	$6,681	$579,333	$405,156	$(444,657)	$546,513
Accrued liabilities	56,786	209,314	242,409	—	508,509
Current portion of long-term debt, net	(1,678)	295	8,928	—	7,545
Notes payable	—	—	30,113	—	30,113

Total current liabilities	61,789	788,942	686,606	(444,657)	1,092,680
Intercompany payables (receivables)	1,750,218	(544,363)	(1,205,855)	—	—
Long-term debt, net	919,289	2,845	645,853	—	1,567,987
Deferred income tax liabilities	217,500	599	29,748	—	247,847
Other long-term liabilities	308,733	20,149	246,105	—	574,987
Equity attributable to shareholders of Dole Food Company, Inc.	809,866	2,449,433	1,834,597	(4,284,030)	809,866
Equity attributable to noncontrolling interests	—	—	25,443	—	25,443

Total equity	809,866	2,449,433	1,860,040	(4,284,030)	835,309

Total liabilities and equity	$4,067,395	$2,717,605	$2,262,497	$(4,728,687)	$4,318,810

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of January 1, 2011

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

ASSETS
Cash and cash equivalents	$39,080	$2,714	$128,353	$—	$170,147
Restricted cash and deposits	—	—	51,108	—	51,108
Receivables, net of allowances	560,020	117,936	517,074	(443,765)	751,265
Inventories	7,405	285,757	441,804	—	734,966
Prepaid expenses and other assets	8,419	9,785	49,705	—	67,909
Deferred income tax assets	6,200	27,505	3,105	—	36,810
Assets held-for-sale	76,704	3,813	5,533	—	86,050

Total current assets	697,828	447,510	1,196,682	(443,765)	1,898,255
Investments	2,453,484	1,831,009	85,081	(4,281,660)	87,914
Property, plant and equipment, net	155,851	275,568	511,611	—	943,030
Goodwill	—	131,818	275,429	—	407,247
Intangible assets, net	689,615	11,033	433	—	701,081
Other assets, net	69,558	8,037	141,868	—	219,463

Total assets	$4,066,336	$2,704,975	$2,211,104	$(4,725,425)	$4,256,990

LIABILITIES AND EQUITY
Accounts payable	$4,491	$586,121	$374,483	$(443,765)	$521,330
Accrued liabilities	77,372	209,301	355,808	—	642,481
Current portion of long-term debt, net	(1,665)	291	8,722	—	7,348
Notes payable	—	—	31,922	—	31,922

Total current liabilities	80,198	795,713	770,935	(443,765)	1,203,081
Intercompany payables (receivables)	1,752,638	(567,550)	(1,185,088)	—	—
Long-term debt, net	918,346	2,921	643,058	—	1,564,325
Deferred income tax liabilities	212,468	599	31,257	—	244,324
Other long-term liabilities	310,517	20,244	97,715	—	428,476
Equity attributable to shareholders of Dole Food Company, Inc.	792,169	2,453,048	1,828,612	(4,281,660)	792,169
Equity attributable to noncontrolling interests	—	—	24,615	—	24,615

Total equity	792,169	2,453,048	1,853,227	(4,281,660)	816,784

Total liabilities and equity	$4,066,336	$2,704,975	$2,211,104	$(4,725,425)	$4,256,990

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended March 26, 2011

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$(26,827)	$7,400	$(27,456)	$—	$(46,883)

INVESTING ACTIVITIES
Cash received from sales of assets and businesses, net of cash disposed	—	863	1,734	—	2,597
Capital expenditures	(30)	(10,316)	(6,914)	—	(17,260)
Restricted cash and deposits	—	—	39,773	—	39,773
Other	(250)	—	—	—	(250)

Cash flow provided by (used in) investing activities	(280)	(9,453)	34,593	—	24,860

FINANCING ACTIVITIES
Short-term debt repayments, net of borrowings	742	1,847	(9,346)	—	(6,757)
Long-term debt borrowings	138,200	—	21	—	138,221
Long-term debt repayments	(138,200)	(71)	(695)	—	(138,966)
Dividends paid to noncontrolling interests	—	—	(180)	—	(180)

Cash flow provided by (used in) financing activities	742	1,776	(10,200)	—	(7,682)

Effect of foreign currency exchange rate changes on cash	—	—	2,136	—	2,136

Decrease in cash and cash equivalents	(26,365)	(277)	(927)	—	(27,569)
Cash and cash equivalents at beginning of period	39,080	2,714	128,353	—	170,147

Cash and cash equivalents at end of period	$12,715	$2,437	$127,426	$—	$142,578

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended March 27, 2010

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$(9,570)	$10,919	$17,401	$—	$18,750

INVESTING ACTIVITIES
Proceeds from sales of assets and businesses, net of cash disposed	514	—	9,227	—	9,741
Capital expenditures	(51)	(4,126)	(5,953)	—	(10,130)
Restricted cash and deposits	—	—	2,040	—	2,040
Other	(45)	—	—	—	(45)

Cash flow provided by (used in) investing activities	418	(4,126)	5,314	—	1,606

FINANCING ACTIVITIES
Short-term debt repayments, net of borrowings	(809)	(7,235)	(4,092)	—	(12,136)
Long-term debt borrowings	305,400	—	594,019	—	899,419
Long-term debt repayments	(241,806)	(66)	(569,884)	—	(811,756)
Payment of debt issuance costs	(9,525)	—	(6,333)	—	(15,858)
Payment of initial public offering costs	(733)	—	—	—	(733)
Dividends paid to noncontrolling interests	—	—	(430)	—	(430)

Cash flow provided by (used in) financing activities	52,527	(7,301)	13,280	—	58,506

Effect of foreign currency exchange rate changes on cash	—	—	(977)	—	(977)

Increase (decrease) in cash and cash equivalents	43,375	(508)	35,018	—	77,885
Cash and cash equivalents at beginning of period	20,913	2,118	96,639	—	119,670

Cash and cash equivalents at end of period	$64,288	$1,610	$131,657	$—	$197,555

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements, which are based on management’s assumptions and describe Dole’s future plans, strategies and expectations, are generally identifiable by the use of terms such as “anticipate,” “will,” “expect,” “believe,” “should” or similar expressions. The potential risks and uncertainties that could cause Dole’s actual results to differ materially from those expressed or implied herein are set forth in Item 1A and Item 7A of Dole’s Annual Report on Form 10-K for the year ended January 1, 2011 and include: weather-related phenomena; market responses to industry volume pressures; product and raw materials supplies and pricing; changes in interest and currency exchange rates; economic crises; quotas, tariffs and other governmental actions; and international conflict.

Overview

Significant highlights for Dole Food Company, Inc. and its consolidated subsidiaries (“Dole”) for the quarter ended March 26, 2011 were as follows:

•	Net revenues for the first quarter of 2011 were $1.7 billion, an increase of 5% from the first quarter of 2010. Revenues in all three of our reporting segments increased, driven primarily by higher prices.

•	Operating income for the first quarter of 2011 was $79.3 million, an increase of 34% from the first quarter of 2010. Earnings increased in our fresh fruit and fresh vegetables segments, partially offset by lower results from our packaged foods segments.

•	Fresh fruit operating income increased primarily as a result of overall better banana performance worldwide in the first quarter of 2011, mainly due to significantly lower shipping and distribution costs in Europe as well as improved pricing worldwide.

•	Fresh vegetables operating income increased due to improved pricing partially offset by higher product costs.

•	Packaged foods operating income decreased due to higher product costs worldwide and higher levels of marketing expenditures in North America associated with the product launch of FRUIT BOWLS® in 100% juice and fruit in jars in 100% juice.

•	The restructuring in our fresh fruit segment in Europe, Latin America and Asia remains on track, with savings for fiscal 2011 estimated at $36 million, of which $6 million has already been realized in the first quarter of 2011.

•	There were also favorable developments in legal proceedings:

•	Shell Oil Company and Dole were sued in several cases filed in Los Angeles Superior Court beginning in 2009, alleging property damage and personal injury by persons claiming to be current or former residents of a housing development built in the 1960s by a predecessor of what is now a Dole subsidiary, on land that had been owned and used by Shell as a crude oil storage facility for 40 years prior to the housing development. On April 20, 2011, the Court dismissed the cases with prejudice, including all claims against Dole. On May 2, 2011, plaintiffs filed a motion for reconsideration with the Court.

Non-GAAP Financial Measures

The following is a reconciliation of earnings before interest expense and income taxes (“EBIT”) and adjusted earnings before interest expense, income taxes and depreciation and amortization (“Adjusted EBITDA”) to the most directly comparable U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) financial measure:

	Quarter Ended
	March 26,	March 27,
	2011	2010
	(In thousands)

Net income	$2,045	$22,762
Income from discontinued operations, net of income taxes	(202)	(347)
Interest expense	35,470	41,050
Income taxes	5,140	3,175

EBIT	42,453	66,640
Depreciation and amortization	23,353	26,267
Net unrealized loss on derivative instruments	31,018	3,779
Foreign currency exchange (gain) loss on vessel obligations	2,409	(5,174)
Net unrealized (gain) loss on foreign denominated instruments	6,892	(4,612)
Gain on asset sales	—	(1,971)

Adjusted EBITDA	$106,125	$84,929

EBIT and Adjusted EBITDA are measures commonly used by financial analysts in evaluating the performance of companies. EBIT is calculated by subtracting income from discontinued operations, net of incomes taxes, from net income, by adding interest expense and by adding income tax expense to net income. Adjusted EBITDA is calculated by adding depreciation and amortization to EBIT, by adding the net unrealized loss or subtracting the net unrealized gain on certain derivative instruments (foreign currency and bunker fuel hedges and the cross currency swap), to or from EBIT, respectively, by adding the foreign currency loss or subtracting the foreign currency gain on the vessel obligations to or from EBIT, respectively, by adding the net unrealized loss or subtracting the net unrealized gain on foreign denominated instruments to or from EBIT, respectively, and by subtracting the gain on asset sales from EBIT. These adjustments have been made because management excludes these amounts when evaluating the performance of Dole.

EBIT and Adjusted EBITDA are not calculated or presented in accordance with U.S. GAAP and EBIT and Adjusted EBITDA are not a substitute for net income attributable to shareholders of Dole Food Company, Inc., net income, income from continuing operations, cash flows from operating activities or any other measure prescribed by U.S. GAAP. Further, EBIT and Adjusted EBITDA as used herein are not necessarily comparable to similarly titled measures of other companies. However, Dole has included EBIT and Adjusted EBITDA herein because management believes that EBIT and Adjusted EBITDA are useful performance measures for Dole. In addition, EBIT and Adjusted EBITDA are presented because management believes that these measures are frequently used by securities analysts, investors and others in the evaluation of Dole.

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

Results of Operations

Selected results of operations for the quarters ended March 26, 2011 and March 27, 2010 were as follows:

	Quarter Ended
	March 26,	March 27,
	2011	2010
	(In thousands)

Revenues, net	$1,686,104	$1,605,874
Operating income	79,276	58,980
Other income (expense), net	(39,351)	4,607
Interest expense	(35,470)	(41,050)
Income taxes	(5,140)	(3,175)
Net income	2,045	22,762
Less: Net income attributable to noncontrolling interests	(1,005)	(609)
Net income attributable to shareholders of Dole Food Company, Inc.	1,040	22,153

Revenues

Revenues in the quarter ended March 26, 2011 increased 5% to $1.7 billion from $1.6 million for the quarter ended March 27, 2010. Higher sales were reported in all three of Dole’s operating segments. Fresh fruit sales increased $51.7 million primarily due to higher sales of bananas in North America and Asia and higher volumes sold of Chilean deciduous fruit. Fresh vegetables sales increased $16 million mainly due to higher pricing for fresh-packed vegetables and higher sales of packaged salads. Packaged foods sales increased $12.5 million primarily due to higher sales in Asia as well as higher volumes sold in Europe partially offset by lower volumes sold in North America due to the timing of Easter. Net favorable foreign currency exchange movements in Dole’s selling locations resulted in higher revenues of approximately $25 million. These factors were partially offset by lower volumes of bananas sold in Europe resulting from the implementation of the European restructuring plan.

Operating Income

For the quarter ended March 26, 2011, operating income increased to $79.3 million compared with $59 million for the quarter ended March 27, 2010. Fresh fruit operating results increased primarily due to higher earnings in Dole’s worldwide banana operations and Chilean deciduous fruit business. Fresh vegetables operating results increased due to higher pricing across most major product lines partially offset by higher product costs. These improvements were partially offset by lower packaged salads earnings as a result of higher raw material costs. Packaged foods operating results decreased primarily due to higher product costs worldwide and higher marketing expenditures in North America associated with the introduction of FRUIT BOWLS in 100% juice and fruit in jars in 100% juice.

Other Income (Expense), Net

For the quarter ended March 26, 2011, other income (expense), net was an expense of $39.4 million compared to income of $4.6 million in the prior year. The change was primarily due to unrealized losses of $27.4 million incurred in connection with unwinding the cross currency swap and entering into a series of long-term Japanese yen hedges. In addition, unrealized losses were recorded during the first quarter of 2011 on Dole’s foreign denominated borrowings and British pound sterling vessel obligation of $7.6 million and $2.4 million, respectively, compared with unrealized gains of $5.4 million and $5.2 million, respectively, recorded in the first quarter of 2010.

The cross currency swap was scheduled to mature in June 2011. During the first quarter of 2011, Dole entered into a transaction to effectively unwind the cross currency swap by refinancing its obligation under the cross currency swap and entered into a series of long-term Japanese yen hedges that mature through December 2014. The value of these contracts will continue to fluctuate based on changes in the exchange rate over the life of the individual forward contracts. Refer to Note 13 — Derivative Financial Instruments for additional information.

Interest Expense

Interest expense for the quarter ended March 26, 2011 was $35.5 million compared to $41.1 million for the quarter ended March 27, 2010. Interest expense decreased primarily as a result of lower effective borrowing rates on Dole’s term loans related to the March 2010 senior secured credit facilities amendments and Dole’s April 2010 redemption of the remaining $70 million of its 8.875% Senior Notes due 2011.

Income Taxes

Dole recorded $5.1 million of income tax expense on $5.8 million of pretax income from continuing operations for the quarter ended March 26, 2011. Income tax expense included interest expense of $0.6 million related to Dole’s unrecognized tax benefits. Income tax expense of $3.2 million on $24.1 million of pretax income from continuing operations was recorded for the quarter ended March 27, 2010 which included an interest benefit of $0.7 million related to Dole’s unrecognized tax benefits. Dole’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions.

Dole is required to adjust its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. This could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

For the quarter ended March 26, 2011, Dole’s income tax provision differs from the U.S. federal statutory rate applied to Dole’s pretax income primarily due to losses in certain jurisdictions for which it is more likely than not that a tax benefit will not be realized. For the quarter ended March 27, 2010, Dole’s income tax provision differs from the U.S. federal statutory rate applied to Dole’s pretax income primarily due to operations in foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate.

As a result of a favorable court ruling during the second quarter of 2011 relating to a non-U.S. unrecognized tax benefit, Dole expects its income tax provision in the second quarter of 2011 to be reduced by approximately $9 million, including tax and interest.

Internal Revenue Service Audit:  On August 27, 2009, the IRS completed its examination of Dole’s U.S. federal income tax returns for the years 2002-2005 and issued a Revenue Agent’s report (“RAR”) that includes various proposed adjustments, including with respect to the 2003 going-private merger transactions. The IRS is proposing that certain funding used in the going-private merger is taxable and that some related investment banking fees are not deductible. The net tax deficiency associated with the RAR is $122 million, plus interest. “The Worker, Homeownership, and Business Assistance Act of 2009” signed into law on November 6, 2009, allows companies to carry back net operating losses for up to five years for losses incurred in taxable years beginning or ending in either 2008 or 2009. Dole estimates that this new law effectively reduces the amount of the IRS claim from $122 million to $91 million. On October 27, 2009, Dole filed a protest letter vigorously challenging the proposed adjustments contained in the RAR and is pursuing resolution of these issues with the Appeals Division of the IRS. Dole believes, based in part upon the advice of its tax advisors, that its tax treatment of such transactions was appropriate. Although the timing and ultimate resolution of any issues arising from the IRS examination are uncertain and are subject to settlement on mutually agreeable terms at any time, at this time Dole believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $10 million to $40 million within the next twelve months, of which a portion may result in a cash payment.

Segment Results of Operations

Dole has three reportable operating segments: fresh fruit, fresh vegetables and packaged foods. These reportable segments are managed separately due to differences in their products, production processes, distribution channels and customer bases.

Management evaluates and monitors segment performance primarily through, among other measures, EBIT. EBIT is calculated by subtracting income from discontinued operations, net of income taxes, from net income, by adding interest expense and by adding income tax expense to net income. Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to Dole as a whole. EBIT is not defined under U.S. GAAP and should not be considered in isolation or as a substitute for net income or cash flow measures prepared in accordance with U.S. GAAP or as a measure of Dole’s profitability. Additionally, Dole’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate EBIT in the same manner.

Revenues from external customers and EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended
	March 26,	March 27,
	2011	2010
	(In thousands)

Revenues from external customers:
Fresh fruit	$1,174,666	$1,122,963
Fresh vegetables	246,514	230,526
Packaged foods	264,780	252,243
Corporate	144	142

	$1,686,104	$1,605,874

	Quarter Ended
	March 26,	March 27,
	2011	2010
	(In thousands)

EBIT:
Fresh fruit	$67,003	$43,153
Fresh vegetables	11,096	10,490
Packaged foods	12,180	29,014

Total operating segments	90,279	82,657
Corporate:
Unrealized loss on cross currency swap	(3,787)	(3,588)
Unrealized loss on long-term Japanese yen hedges	(27,405)	—
Net unrealized gain (loss) on foreign denominated instruments	(5,920)	4,726
Operating and other expenses	(10,714)	(17,155)

Corporate	(47,826)	(16,017)
Interest expense	(35,470)	(41,050)
Income taxes	(5,140)	(3,175)

Income from continuing operations	1,843	22,415
Income from discontinued operations, net of income taxes	202	347

Net income	$2,045	$22,762

Fresh Fruit

Fresh fruit revenues for the quarter ended March 26, 2011 increased 5% to $1.17 billion from $1.12 billion for the quarter ended March 27, 2010. Banana sales increased as a result of higher pricing worldwide and higher volumes sold in North America and Asia. Asia banana sales also benefited from favorable Japanese yen foreign currency exchange movements. These improvements were partially offset by planned lower volumes sold in Europe. Sales of Chilean deciduous fruit increased primarily due to higher volumes worldwide partially offset by lower pricing of grapes in North America. Revenues in Asia also increased due to higher volumes of fresh pineapples sold as well as higher sales of other fresh fruit. European ripening and distribution sales decreased primarily as a result of lower volumes sold partially offset by higher local pricing and favorable Swedish krona foreign currency exchange movement. Net favorable foreign currency exchange movements in Dole’s foreign selling locations resulted in higher revenues of approximately $24 million during the first quarter ended March 26, 2011.

Dole’s fresh fruit segment EBIT is significantly impacted by certain items, which are included in the table below:

	Quarter Ended
	March 26,	March 27,
	2011	2010
	(In thousands)

Fresh fruit products	$71,116	$36,856
Charges for restructuring	(2,755)	(608)
Unrealized gain (loss) on foreign currency and fuel hedges	1,169	(70)
Foreign currency exchange gain (loss) on vessel obligations	(2,409)	5,174
Net unrealized loss on foreign denominated instruments	(118)	(170)
Gain on asset sales	—	1,971

Total Fresh fruit EBIT	$67,003	$43,153

Fresh fruit EBIT for the quarter ended March 26, 2011 increased 55% to $67 million from $43.2 million for the quarter ended March 27, 2010. Banana EBIT increased as a result of significantly lower shipping and distribution costs in Europe and improved pricing worldwide. The decrease in shipping costs was due primarily to Dole’s restructuring initiatives which reduced vessel charters and inland freight costs. These improvements were partially offset by higher fruit and packaging material costs worldwide. Higher fruit costs resulted from adverse weather conditions in Latin America which significantly impacted supply and caused an increase in contract prices from Latin American growers. In addition, Dole’s operations in Australia were impacted by approximately $3 million of non-cash asset write-downs as a result of Cyclone Yasi. The earthquake and tsunami in Japan that occurred in March 2011 did not have a significant impact to fresh fruit EBIT in the first quarter. However, Dole continues to evaluate the general economic and market conditions as the recovery moves forward. EBIT in the Chilean deciduous fruit operations increased as a result of higher sales. EBIT in the European ripening and distribution business increased slightly as improved pricing was partially offset by higher product costs. If foreign currency exchange rates in Dole’s significant fresh fruit foreign operations during the quarter ended March 26, 2011 had remained unchanged from those experienced during the quarter ended March 27, 2010, Dole estimates that fresh fruit EBIT would have been lower by approximately $2.3 million. Fresh fruit EBIT for the quarter ended March 26, 2011 included realized foreign currency transaction gains of $8.4 million.

Fresh Vegetables

Fresh vegetables revenues for the quarter ended March 26, 2011 increased 7% to $246.5 million from $230.5 million for the quarter ended March 27, 2010. Higher revenues in the North America fresh-packed vegetable business resulted from improved pricing across all major vegetable product lines partially offset by lower pricing for strawberries and lower volumes sold. The increase in pricing resulted from product shortages due to challenging weather conditions during January and February. Asia fresh-packed vegetables revenues increased primarily due to higher local pricing and a favorable Japanese Yen foreign currency exchange rate impact. Packaged salads revenues increased as a result of higher net pricing, higher volumes sold and a favorable change in product mix.

Fresh vegetables EBIT for the quarter ended March 26, 2011 increased 6% to $11.1 million from $10.5 million for the quarter ended March 27, 2010. EBIT increased as a result of improved pricing in the North America and Asia fresh-packed vegetables business partially offset by higher product costs. Earnings in the packaged salads business decreased as result of higher vegetable costs due to shortages of raw materials, partially offset by improved net pricing.

Packaged Foods

Packaged foods revenues for the quarter ended March 26, 2011 increased 5% to $264.8 million from $252.2 million for the quarter ended March 27, 2010. Revenues increased primarily due to higher volumes sold of packaged fruit products in Asia and Europe. Revenues in North America decreased slightly as a result of lower volumes due to the timing of Easter, which occurred later in 2011 than in 2010. These factors were partially offset by higher net pricing in North America for FRUIT BOWLS and canned pineapple.

EBIT in the packaged foods segment for the quarter ended March 26, 2011 decreased to $12.2 million from $29 million for the quarter ended March 27, 2010. The decrease in EBIT was due primarily to higher marketing expenses in North America and higher product costs worldwide. The increase in product costs resulted from higher purchased pineapple costs, higher commodity costs (sugar and tinplate), and unfavorable foreign currency exchange movement in Thailand and the Philippines, where product is sourced. These factors were partially offset by improved pricing in North America and Asia. If foreign currency exchange rates in Dole’s packaged foods foreign operations during the quarter ended March 26, 2011 had remained unchanged from those experienced during the quarter ended March 27, 2010, Dole estimates that packaged foods EBIT would have been higher by approximately $5 million.

Corporate

Corporate EBIT was a loss of $47.8 million for the quarter ended March 26, 2011 compared to a loss of $16 million for the quarter ended March 27, 2010. The change in EBIT was primarily due to unrealized losses of $27.4 million incurred in connection with unwinding the cross currency swap and entering into a series of long-term Japanese yen hedges, and an increase in unrealized losses on foreign denominated instruments of $10.6 million. These factors were partially offset by lower levels of general and administrative expenses related to a decrease in incentive compensation accruals as well as the absence of the write-off of deferred debt issuance costs of $4.7 million associated with Dole’s March 2010 debt refinancing transactions.

Liquidity and Capital Resources

Cash flows used in operating activities were $46.9 million for the quarter ended March 26, 2011, compared to $18.8 million provided by operating activities for the quarter ended March 27, 2010. The change was due to higher levels of inventory related to increases in commodity input costs and timing of purchases. In addition, there were lower levels of accrued liabilities due in part to the payment of incentive compensation.

Cash flows provided by investing activities were $24.9 million for the quarter ended March 26, 2011, compared to $1.6 million for the quarter ended March 27, 2010. The change was primarily due to a $38 million decrease in restricted deposits as a result of the elimination of the collateral requirement due to the cross currency swap unwind, partially offset by an increase in capital expenditures.

Cash flows used in financing activities was $7.7 million for the quarter ended March 26, 2011, compared to cash flows provided by financing activities of $58.5 million for the quarter ended March 27, 2010. The change was primarily due to lower net debt borrowings attributable to Dole’s March 2010 refinancing transaction.

As discussed in Note 13 — Derivative Financial Instruments, Dole’s cross currency swap was scheduled to mature in June 2011. During the first quarter of 2011, Dole refinanced the liability under the cross currency swap by entering into a series of long-term Japanese yen hedges that will settle through December 2014.

As of March 26, 2011, Dole had a cash balance of $142.6 million and an ABL revolver borrowing base of $290.2 million. There were no borrowings under the ABL revolver at March 26, 2011. After taking into account approximately $141 million of outstanding letters of credit issued under the ABL revolver, Dole had approximately $149.2 million available for borrowings as of March 26, 2011. Of the $141 million of outstanding letters of credit, $60 million was issued in connection with Dole’s collateral arrangement for its cross currency and interest rate swaps. Due to the unwind of the cross currency swap agreement, the collateral arrangement is no longer required and the related $60 million of letters of credit were canceled during the second quarter of 2011.

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

Other Matters

Recently Issued and Adopted Accounting Pronouncements: There were no recently issued accounting pronouncements that impacted Dole’s condensed consolidated financial statements. In addition, Dole did not adopt any new accounting pronouncements during the quarter ended March 26, 2011.

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

The settlement was accepted and initialed by the EU, the U.S., and 11 Latin American banana producing countries on December 15, 2009. After having provisionally applied since December 15, 2009, the terms of the settlement were approved by the European Council in a Council Decision dated March 7, 2011 and have now entered into force.

During fiscal 2010, Dole recorded tariff refunds of $8 million for the period from December 15, 2009 through June 8, 2010, of which $7 million was collected. Dole expects the remaining balance to be collected during the second quarter of 2011. The lower tariff rates benefitted fiscal 2010 EBIT by an additional amount of approximately $7 million and first quarter 2011 EBIT by approximately $1 million.

In addition, the EU has negotiated several free trade areas agreements (“FTA”) which will allow for an even lower import tariff on specified volumes of banana exports from certain countries. An EU-Colombia-Peru FTA has been negotiated and an EU-Central America (i.e., Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua and Panama) FTA has been negotiated. Both of these FTAs must be translated into all EU languages and are subject to approval by all EU Member States and the European Parliament before they can come into effect. Ecuador has not yet negotiated an FTA with the EU on bananas and may not benefit, like the other Latin American countries party to an FTA, unless a similar FTA can be negotiated with the EU. Dole continues to monitor these developments but cannot yet anticipate when the necessary approvals will be obtained and when, or if, these FTAs will come into force.

Derivative Instruments and Hedging Activities:  Dole uses derivative instruments to hedge against fluctuations in interest rates, foreign currency exchange rate movements and bunker fuel prices. Dole does not utilize derivatives for trading or other speculative purposes.

During the first quarter of 2010, Dole designated the majority of its foreign currency derivative instruments as cash flow hedges. As a result, changes in fair value of the foreign currency derivative instruments since hedge designation, to the extent deemed effective, are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) in the condensed consolidated balance sheet and are reclassified into earnings in the same period the underlying transactions affect earnings.

Prior to the March 2010 refinancing transactions, the interest rate swap was designated as a cash flow hedge. As a result of the March 2010 refinancing transactions, certain terms of Dole’s senior secured credit facilities were amended. Dole has evaluated the impact of these amendments on its hedge designation for its interest rate swap and has determined not to re-designate the interest rate swap as a cash flow hedge of its interest rate risk associated with Term Loan C. As a result, changes in the fair value of the interest rate swap after de-designation on March 2, 2010 are recorded into interest expense instead of as a component of AOCI.

Included in the condensed consolidated statements of operations are unrealized gains (losses) on Dole’s foreign currency and bunker fuel hedges and the cross currency and interest rate swaps by reporting segment as follows:

	Quarter Ended March 26, 2011					Quarter Ended March 27, 2010
	Foreign	Bunker	Cross	Interest		Foreign	Bunker	Cross	Interest
	Currency	Fuel	Currency	Rate		Currency	Fuel	Currency	Rate
	Hedges	Hedges	Swap	Swap	Total	Hedges	Hedges	Swap	Swap	Total
	(In thousands)

Fresh fruit	$(508)	$1,677	$—	$—	$1,169	$23	$(93)	$—	$—	$(70)
Packaged foods	(995)	—	—	—	(995)	(121)	—	—	—	(121)
Corporate	(27,405)	—	(3,787)	(3,803)	(34,995)	—	—	(3,588)	1,120	(2,468)

	$(28,908)	$1,677	$(3,787)	$(3,803)	$(34,821)	$(98)	$(93)	$(3,588)	$1,120	$(2,659)

For information regarding Dole’s derivative instruments and hedging activities, refer to Note 13 to the condensed consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the quarter ended March 26, 2011, there have been no material changes in the market risk disclosure presented in Dole’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011. For information regarding Dole’s derivative instruments and hedging activities, refer to Note 13 to the condensed consolidated financial statements contained in this Quarterly Report.

Item 4. CONTROLS AND PROCEDURES

An evaluation was carried out as of March 26, 2011 under the supervision and with the participation of Dole’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act. Based upon this evaluation, Dole’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 26, 2011. No change in our internal control over financial reporting identified in connection with this evaluation that occurred during our first quarter of 2011 has materially affected, or is reasonably likely to materially affect, Dole’s internal control over financial reporting.

PART II.
OTHER INFORMATION
DOLE FOOD COMPANY, INC.

Item 1.	Legal Proceedings

For information regarding legal matters, refer to Note 11 to the condensed consolidated financial statements contained in this Quarterly Report.

Item 6.	Exhibits

Exhibit
Number

10	.24*	Dole Food Company, Inc. Stock Incentive Plan, as amended
31	.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31	.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	.1†	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32	.2†	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

*	Filed herewith

†	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLE FOOD COMPANY, INC.
REGISTRANT

By:	/s/ Joseph S. Tesoriero
Joseph S. Tesoriero
Executive Vice President and
Chief Financial Officer

By:	/s/ Yoon J. Hugh
Yoon J. Hugh
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

May 3, 2011

EXHIBIT INDEX

Exhibit
Number

10	.24*	Dole Food Company, Inc. Stock Incentive Plan, as amended

31	.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act.

31	.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	.1†	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32	.2†	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith

†	Furnished herewith