Form 10-Q
period 2011-06-18
DOLE FOOD CO INC
filed 2011-07-28
CIK 18169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 18, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 22, 2011

Common Stock, $0.001 Par Value	88,603,399

DOLE FOOD COMPANY, INC.

INDEX

		Page
		Number

PART I Financial Information
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Operations — Quarters and Half Years Ended June 18, 2011 and June 19, 2010	3
	Condensed Consolidated Statements of Comprehensive Income — Quarters and Half Years Ended June 18, 2011 and June 19, 2010	4
	Condensed Consolidated Balance Sheets — June 18, 2011 and January 1, 2011	5
	Condensed Consolidated Statements of Cash Flows — Half Years Ended June 18, 2011 and June 19, 2010	6
	Condensed Consolidated Statements of Shareholders’ Equity — Half Years Ended June 18, 2011 and June 19, 2010	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	50

PART II Other Information
Item 1.	Legal Proceedings	50
Item 6.	Exhibits	50
	Signatures	51
	Exhibit Index	52
	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	53
	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	54
	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	55
	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	56
EX-10.24
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended		Half Year Ended
	June 18,	June 19,	June 18,	June 19,
	2011	2010	2011	2010
	(In thousands, except per share data )
	(Unaudited)

Revenues, net	$1,915,725	$1,741,522	$3,601,829	$3,347,396
Cost of products sold	(1,657,519)	(1,540,722)	(3,136,862)	(2,974,389)

Gross margin	258,206	200,800	464,967	373,007
Selling, marketing and general and administrative expenses	(130,233)	(120,490)	(254,963)	(235,080)
Charges for restructuring and long-term receivables (Notes 5 and 7)	(5,947)	(762)	(8,702)	(1,370)
Gain on asset sales (Note 13)	11	950	11	2,921

Operating income	122,037	80,498	201,313	139,478
Other income (expense), net (Note 3)	4,337	(5,496)	(35,014)	(889)
Interest income	1,166	1,516	2,484	3,118
Interest expense	(34,837)	(37,138)	(70,307)	(78,188)

Income from continuing operations before income taxes and equity earnings	92,703	39,380	98,476	63,519
Income taxes	(13,518)	(9,067)	(18,658)	(12,242)
Earnings from equity method investments	3,480	2,832	4,690	4,283

Income from continuing operations	82,665	33,145	84,508	55,560
Income from discontinued operations, net of income taxes	29	327	231	674
Gain on disposal of discontinued operations, net of income taxes	339	—	339	—

Net income	83,033	33,472	85,078	56,234
Less: Net income attributable to noncontrolling interests	(1,267)	(1,151)	(2,272)	(1,760)

Net income attributable to shareholders of Dole Food Company, Inc.	$81,766	$32,321	$82,806	$54,474

Earnings per share — Basic (Note 16):
Income from continuing operations	$0.94	$0.38	$0.96	$0.64
Net income attributable to shareholders of Dole Food Company, Inc.	$0.93	$0.37	$0.95	$0.62
Earnings per share — Diluted (Note 16):
Income from continuing operations	$0.94	$0.38	$0.96	$0.64
Net income attributable to shareholders of Dole Food Company, Inc.	$0.93	$0.37	$0.94	$0.62

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Quarter Ended		Half Year Ended
	June 18,	June 19,	June 18,	June 19,
	2011	2010	2011	2010
	(In thousands)
	(Unaudited)

Net income	$83,033	$33,472	$85,078	$56,234
Net foreign currency translation adjustment	(3,377)	(11,848)	7,526	(24,741)
Unrealized hedging gains (losses), net of income taxes of ($61), ($14), ($639) and $166, respectively	(13,114)	(396)	(14,197)	8,406
Reclassification of realized losses to net income, net of income taxes of $379, ($26), $680 and ($26), respectively	8,748	1,102	13,723	2,259

Comprehensive income	75,290	22,330	92,130	42,158
Less: Comprehensive income attributable to noncontrolling interests	(1,287)	(1,142)	(2,295)	(1,734)

Comprehensive income attributable to Shareholders of Dole Food Company, Inc.	$74,003	$21,188	$89,835	$40,424

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 18,	January 1,
	2011	2011
	(In thousands, except per share data)
	(Unaudited)

ASSETS
Cash and cash equivalents	$238,884	$170,147
Restricted cash and deposits	5,994	51,108
Receivables, net of allowances of $32,255 and $36,533, respectively	809,642	751,265
Inventories	790,763	734,966
Prepaid expenses and other assets	65,169	67,909
Deferred income tax assets	40,361	36,810
Assets held-for-sale (Note 13)	133,371	86,050

Total current assets	2,084,184	1,898,255
Investments	96,814	87,914
Property, plant and equipment, net of accumulated depreciation of $1,142,139 and $1,117,461, respectively	912,935	943,030
Goodwill	407,247	407,247
Intangible assets, net	699,277	701,081
Other assets, net	208,720	219,463

Total assets	$4,409,177	$4,256,990

LIABILITIES AND EQUITY
Accounts payable	$562,790	$521,330
Liabilities related to assets held-for-sale (Note 13)	22,098	—
Accrued liabilities	557,177	642,481
Current portion of long-term debt, net	8,013	7,348
Notes payable	28,080	31,922

Total current liabilities	1,178,158	1,203,081
Long-term debt, net	1,545,036	1,564,325
Deferred income tax liabilities	254,095	244,324
Other long-term liabilities	520,915	428,476
Commitments and contingencies (Note 12)
Shareholders’ equity
Preferred stock — $0.001 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock — $0.001 par value; 300,000 shares authorized, 88,604 and 88,611 shares issued and outstanding as of June 18, 2011 and January 1, 2011, respectively	89	89
Additional paid-in capital	781,227	776,918
Retained earnings	153,889	71,083
Accumulated other comprehensive loss	(48,892)	(55,921)

Equity attributable to shareholders of Dole Food Company, Inc.	886,313	792,169
Equity attributable to noncontrolling interests	24,660	24,615

Total equity	910,973	816,784

Total liabilities and equity	$4,409,177	$4,256,990

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Half Year Ended
	June 18,	June 19,
	2011	2010
	(In thousands)
	(Unaudited)

Operating Activities
Net income	$85,078	$56,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,398	50,022
Share-based compensation expense	3,997	2,757
Net losses on financial instruments	37,238	8,043
Asset write-offs and net (gain) loss on sale of assets	4,222	(5,071)
Earnings from equity method investments	(4,690)	(4,283)
Amortization of debt discounts and debt issuance costs	5,228	4,764
Provision for long-term receivables	—	1,370
Write-off of debt issuance costs	20	4,650
Provision for deferred income taxes	11,875	(632)
Pension and other postretirement benefit plan expense	11,656	6,948
Other	35	852
Changes in operating assets and liabilities:
Receivables	(98,222)	(67,434)
Inventories	(64,222)	26,837
Prepaid expenses and other assets	(336)	(324)
Income taxes	(4,796)	(1,829)
Accounts payable	62,709	30,651
Accrued liabilities	(5,096)	(3,586)
Other long-term liabilities	(15,125)	(19,006)

Cash flow provided by operating activities	76,969	90,963
Investing Activities
Cash received from sales of assets and businesses, net of cash disposed	7,996	18,784
Capital expenditures	(35,946)	(31,823)
Restricted deposits	45,114	(890)
Other	(465)	(515)

Cash flow provided by (used in) investing activities	16,699	(14,444)
Financing Activities
Short-term debt repayments, net of borrowings	(3,310)	(5,613)
Long-term debt borrowings	163,043	923,218
Long-term debt repayments	(182,975)	(906,222)
Payment of debt issuance costs	—	(16,986)
Payment of initial public offering costs	—	(957)
Net proceeds from stock option exercises	312	—
Dividends paid to noncontrolling interests	(2,250)	(1,268)
Settlement of long-term Japanese yen hedge forwards	(2,212)	—

Cash flow used in financing activities	(27,392)	(7,828)

Effect of foreign currency exchange rate changes on cash	2,461	(3,015)

Increase in cash and cash equivalents	68,737	65,676
Cash and cash equivalents at beginning of period	170,147	119,670

Cash and cash equivalents at end of period	$238,884	$185,346

Supplemental cash flow information

At June 18, 2011 and January 1, 2011, accounts payable included approximately $2.2 million and $18.3 million, respectively, for capital expenditures. Of the $18.3 million of capital expenditures included in accounts payable at January 1, 2011, approximately $14.2 million had been paid during the half year ended June 18, 2011. Approximately $5.1 million had been paid during the half year ended June 19, 2010 related to $6.1 million of capital additions included in accounts payable at January 2, 2010.

During the first quarter of 2011, Dole effectively extinguished its cross currency swap liability by entering into a series of Japanese yen forward contracts (“long-term Japanese yen hedges”) that mature over a four year period. Refer to Note 14 — Derivative Financial Instruments for additional information.

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Equity Attributable to Shareholders’ of Dole Food Company, Inc.
					Accumulated Other
					Comprehensive Income (Loss)			Equity
					Pension &			Attributable
	Common		Additional		Other	Cumulative	Unrealized	to
	Shares	Common	Paid-in	Retained	Postretirement	Translation	Gains (Losses)	Noncontrolling	Total
	Outstanding	Stock	Capital	Earnings	Benefits	Adjustment	on Hedges	Interests	Equity
	(In thousands)
	(Unaudited)

Balance at January 2, 2010	88,233	$88	$768,973	$105,207	$(52,393)	$38,226	$(21,126)	$27,004	$865,979
Net income	—	—	—	54,474	—	—	—	1,760	56,234
Share-based compensation	—	—	2,757	—	—	—	—	—	2,757
Cancellation of restricted stock	(6)	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(1,268)	(1,268)
Net foreign currency translation adjustment	—	—	—	—	—	(24,715)	—	(26)	(24,741)
Unrealized hedging gains (losses), net of income taxes of $166	—	—	—	—	—	—	8,406	—	8,406
Reclassification of realized losses to net income, net of income taxes of ($26)	—	—	—	—	—	—	2,259	—	2,259

Balance at June 19, 2010	88,227	$88	$771,730	$159,681	$(52,393)	$13,511	$(10,461)	$27,470	$909,626

Balance at January 1, 2011	88,611	$89	$776,918	$71,083	$(71,836)	$42,067	$(26,152)	$24,615	$816,784
Net income	—	—	—	82,806	—	—	—	2,272	85,078
Share-based compensation	—	—	3,997	—	—	—	—	—	3,997
Exercise of stock options	27	—	312	—	—	—	—	—	312
Issuance of restricted stock	6	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(40)	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(2,250)	(2,250)
Net foreign currency translation adjustment	—	—	—	—	—	7,503	—	23	7,526
Unrealized hedging gains (losses), net of income taxes of ($639)	—	—	—	—	—	—	(14,197)	—	(14,197)
Reclassification of realized losses to net income, net of income taxes of $680	—	—	—	—	—	—	13,723	—	13,723

Balance at June 18, 2011	88,604	$89	$781,227	$153,889	$(71,836)	$49,570	$(26,626)	$24,660	$910,973

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 —	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) include all adjustments necessary, which are of a normal recurring nature, to present fairly Dole’s financial position, results of operations and cash flows. Dole operates under a 52/53-week year. The quarters ended June 18, 2011 and June 19, 2010 are twelve weeks in duration. For a summary of significant accounting policies and additional information relating to Dole’s financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of Dole’s Annual Report on Form 10-K for the year ended January 1, 2011.

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

In March 2003, Dole completed a going-private merger transaction. As a result of the transaction, Dole became wholly-owned by David H. Murdock, Dole’s Chairman. On October 28, 2009, Dole completed a $446 million initial public offering (“IPO”) of 35,715,000 common shares at $12.50 per share. On October 23, 2009, Dole’s common stock began trading on the New York Stock Exchange under the ticker symbol “DOLE.” Since the completion of the IPO, Dole’s chairman, David H. Murdock, and his affiliates have beneficially owned 51,710,000 common shares, or approximately 58.4% of Dole’s outstanding common shares.

NOTE 2 —	RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

During June 2011, the Financial Accounting Standards Board (“FASB”) issued a standard which revised the presentation of other comprehensive income (“OCI”). The new guidance requires entities to present net income and OCI in either a single continuous statement or in separate consecutive statements. The guidance does not change the components of net income or OCI, when OCI should be reclassified to net income, or the earnings per share calculation. This accounting guidance is effective for annual reporting periods beginning after December 15, 2011, and is effective for Dole beginning the first quarter of 2012. Dole adopted the guidance early during the second quarter of 2011. The adoption of the standard had no impact on Dole’s results of operations or financial position.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	OTHER INCOME (EXPENSE), NET

Included in other income (expense), net in Dole’s condensed consolidated statements of operations for the quarters and half years ended June 18, 2011 and June 19, 2010 are the following items:

	Quarter Ended		Half Year Ended
	June 18,	June 19,	June 18,	June 19,
	2011	2010	2011	2010
	(In thousands)

Unrealized loss on cross currency swap	$—	$(10,713)	$(3,787)	$(14,301)
Realized gain on cross currency swap	—	2,291	1,885	4,547
Gain (loss) on long-term Japanese yen hedges	4,825	—	(22,580)	—
Unrealized gain (loss) on foreign denominated borrowings	(581)	2,058	(8,147)	7,467
Realized gain (loss) on foreign denominated borrowings	(15)	1,102	(100)	1,102
Foreign currency exchange gain (loss) on vessel obligation	(130)	(81)	(2,539)	5,093
Write-off of debt issuance costs	(20)	—	(20)	(4,650)
Other	258	(153)	274	(147)

Other income (expense), net	$4,337	$(5,496)	$(35,014)	$(889)

Refer to Note 14 — Derivative Financial Instruments for further discussion regarding Dole’s cross currency swap and long-term Japanese yen hedges.

NOTE 4 —	INCOME TAXES

Dole recorded $18.7 million of income tax expense on $98.5 million of pretax income from continuing operations for the half year ended June 18, 2011. Income tax expense included an interest benefit of $2.6 million related to Dole’s unrecognized tax benefits. Income tax expense of $12.2 million on $63.5 million of pretax income from continuing operations was recorded for the half year ended June 19, 2010 which included interest expense of $0.1 million related to Dole’s unrecognized tax benefits. Dole’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions. For the periods presented, Dole’s income tax expense differs from the U.S. federal statutory rate applied to Dole’s pretax income primarily due to operations in foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate. Income tax expense for the half year ended June 18, 2011 also benefitted by $8.4 million, including tax and interest, due to a favorable court ruling in Ecuador relating to a non-U.S unrecognized tax benefit. Income tax expense for the half year ended June 19, 2010 included $2.4 million recorded to establish a valuation allowance against deferred income tax assets in Ecuador which, as the result of a recently enacted tax law, have been determined to be not recoverable. This was offset by a reduction in Dole’s liability for unrecognized tax benefits related to certain foreign jurisdictions.

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

Dole recognizes accrued interest and penalties related to its unrecognized tax benefits as a component of income taxes in the accompanying condensed consolidated statements of operations. Accrued interest and penalties

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

before tax benefits were $22.7 million and $25.3 million at June 18, 2011 and January 1, 2011, respectively. Of the $22.7 million, $13.2 million is included in accrued liabilities as of June 18, 2011. The remaining balances are included as a component of other long-term liabilities in the accompanying condensed consolidated balance sheets.

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

Dole has received an income tax assessment in Costa Rica in the amount of approximately $43 million, including interest and penalties, relating to the audit of the years 2006 and 2007. Dole is challenging the assessment and believes it is without merit. No tax liability has been provided for this matter.

Internal Revenue Service Audit:  On August 27, 2009, the IRS completed its examination of Dole’s U.S. federal income tax returns for the years 2002-2005 and issued a Revenue Agent’s report (“RAR”) that includes various proposed adjustments, including with respect to the 2003 going-private merger transactions. The IRS proposed that certain funding used in the going-private merger was taxable and that some related investment banking fees were not deductible. The net tax deficiency associated with the RAR is $122 million, plus interest. On October 27, 2009, Dole filed a protest letter challenging the proposed adjustments contained in the RAR and has been pursuing resolution of these issues with the Appeals Division of the IRS. During the quarter ended June 18, 2011, Dole reached an agreement in principle with the Appeals Division on all issues. As a result, Dole’s total amount of unrecognized tax benefits is expected to decrease by approximately $41 million, of which $20 million represents a cash payment. This agreement is expected to be finalized in the third quarter at which time the tax of $20 million plus interest of approximately $13 million will be paid.

NOTE 5 —	LONG-TERM RECEIVABLES

At June 18, 2011, Dole’s long-term financing receivables consisted of $14.8 million grower advances, net of allowances, an $8.3 million note receivable related to the sale of discontinued operations and net long-term trade receivables of $3.3 million. These assets have been included in other assets, in the accompanying condensed consolidated balance sheet as of June 18, 2011.

Dole’s grower advances are generally secured by the underlying assets of the grower, and Dole monitors the collectability of these advances through periodic review of financial information received from these growers. At June 18, 2011, these advances had an allowance for credit losses of $13 million, and approximately $7.8 million of the net grower advances were 90 days past due. Dole’s historical losses on its long-term grower advances have been immaterial and expect this to continue. During the first half of 2011, the provision for grower advances increased by $2.2 million, of which $1.3 million was recorded to cost of products sold, and the remaining $0.9 million related to the reclassification of grower advances from short-term to long-term.

At June 18, 2011, Dole has an $8.3 million note receivable from the buyer of the fresh-cut flowers business. The note receivable is secured by land and buildings that have an estimated fair value in excess of the note which was due in January 2011. Dole is currently renegotiating with the buyer the terms of the note, including the timing of payment and the interest rate. The note receivable is classified as long-term at June 18, 2011.

Dole has long-term trade receivables of $19.1 million due from an Eastern European customer, for which it is likely that payment will not be received during the next year. During fiscal 2010 and 2009, Dole recorded provisions for bad debt of $11.4 million and $4.4 million, respectively. Of the $11.4 million, $0.8 million and $1.4 million were recorded during the quarter and half year ended June 19, 2010, respectively. The net receivable of $3.3 million

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

represents management’s best estimate of its net realizable value after consideration of collateral securing the receivable.

NOTE 6 —	INVENTORIES

The major classes of inventories were as follows:

	June 18,	January 1,
	2011	2011
	(In thousands)

Finished products	$430,038	$362,799
Raw materials and work in progress	144,605	119,222
Crop-growing costs	157,487	195,010
Operating supplies and other	58,633	57,935

	$790,763	$734,966

NOTE 7 —	CHARGES FOR RESTRUCTURING

As a result of continued challenging market conditions in Dole’s fresh fruit operations, Dole committed to a restructuring plan during the third quarter of 2010 in its fresh fruit segment in Europe, Latin America and Asia. These restructuring efforts are designed to reduce costs by realigning fruit supply with expected demand. As part of these initiatives, Dole restructured certain farming operations in Latin America and Asia, reorganized its European operations and rationalized vessel charters. As a result of these various initiatives, Dole expects to realize cash savings in its fresh fruit segment. These savings are expected to result from lower production costs including lower labor costs on our farms and in our ports, enhanced farm productivity, lower distribution costs resulting from more efficient utilization of our shipping fleet, and lower selling and general and administrative costs as a result of streamlining its organization in Europe.

Dole incurred restructuring costs of $5.9 million and $8.7 million during the quarter and half year ended June 18, 2011, respectively. Dole has incurred cumulative restructuring costs of $30 million since the third quarter of 2010. Of these costs, $17.2 million were paid or will be paid in cash, with the remaining amounts related to the non-cash write-down of long-lived assets and deferred crop-growing costs of $6.7 million as well as pension-related settlement charges of $6.1 million. Severance charges relating to employee terminations involved approximately 2,700 employees.

Dole expects to continue restructuring its fresh fruit operations beyond the second quarter of 2011. Related to these efforts, Dole expects to incur additional restructuring charges of approximately $4 million during the remainder of fiscal 2011 and $0.2 million in fiscal 2012. These additional charges will primarily consist of employee severance, contract termination and pension-related settlement costs. Approximately 900 additional employees are expected to be impacted by these initiatives.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes restructuring charges:

	Charges
	Incurred in	Cumulative	Additional
	Half Year	Charges	Charges to be	Total
	2011	Incurred	Incurred	Charges
	(In thousands)

Severance and other employee-related costs	$1,096	$7,764	$1,318	$9,082
Contract termination and other costs	4,978	9,436	896	10,332
Pension-related settlement charges	658	6,107	1,995	8,102
Asset write-downs	1,970	6,739	—	6,739

Total	$8,702	$30,046	$4,209	$34,255

A rollforward of activity for Dole’s restructuring liabilities, which are classified in accrued liabilities in the accompanying condensed consolidated balance sheets, is summarized as follows:

	Balance as of				Balance as of
	January 1,				June 18,
	2011	Charges	Cash Payments	Non-cash	2011
	(In thousands)

Severance and other employee-related costs	$2,092	$1,096	$(1,616)	$(215)	$1,357
Contract termination and other costs	3,555	4,978	(4,709)	—	3,824

Total	$5,647	$6,074	$(6,325)	$(215)	$5,181

NOTE 8 —	GOODWILL AND INTANGIBLE ASSETS

Goodwill has been allocated to Dole’s reporting segments as follows:

		Fresh	Packaged
	Fresh Fruit	Vegetables	Foods	Total
	(In thousands)

Balance as of January 1, 2011 and June 18, 2011	$275,430	$71,206	$60,611	$407,247

Details of Dole’s intangible assets were as follows:

	June 18,	January 1,
	2011	2011
	(In thousands)

Amortized intangible assets:
Customer relationships	$38,501	$38,501
Other amortized intangible assets	770	2,064

	39,271	40,565
Accumulated amortization — customer relationships	(29,301)	(27,605)
Other accumulated amortization	(308)	(1,494)

Accumulated amortization — intangible assets	(29,609)	(29,099)

Amortized intangible assets, net	9,662	11,466
Indefinite-lived intangible assets:
Trademark and trade names	689,615	689,615

Total identifiable intangible assets, net	$699,277	$701,081

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense of intangible assets totaled $0.8 million and $0.9 million for the quarters ended June 18, 2011 and June 19, 2010, respectively, and $1.7 million and $1.8 million for the half years ended June 18, 2011 and June 19, 2010, respectively.

As of June 18, 2011, the estimated amortization expense associated with Dole’s intangible assets for the remainder of 2011 and in each of the next four fiscal years is as follows (in thousands):

Fiscal Year	Amount

2011 (remainder of year)	$1,981
2012	$3,677
2013	$1,498
2014	$842
2015	$842

Dole performed its annual impairment test for goodwill for all of its reporting units during the second quarter of 2011. In performing the valuations, Dole estimated the fair value of its reporting units using a combination of a market approach based on revenue and earnings before interest expense, income taxes, depreciation and amortization multiples of comparable public companies that are engaged in similar lines of business, and using an income approach based on expected future cash flows that are discounted at rates that reflect the risks associated with the current market. In determining the estimated cash flows for each of the reporting units, Dole considered recent economic and industry trends in estimating the expected future cash flows, which are subject to change based upon market conditions. As a result of the test, Dole concluded that goodwill was not impaired. Reasonably possible fluctuations in the market guideline multiples, cash flow estimates, and the discount rates used do not indicate that there is an impairment of goodwill.

In addition, Dole also performed its annual impairment test for its DOLE® trademark during the second quarter of 2011. Dole estimated the fair value of its trademark using the relief-from-royalty method. The relief-from-royalty method estimates the royalty expense that could be avoided in the operating business as a result of owning the respective trademark. The royalty savings are measured by applying a royalty rate to projected sales and then discounting by a discount rate that reflects the risks associated with the current market. The royalty rate is determined based on market data. As a result of the test, Dole concluded that the value of the trademark was not impaired. The fair value estimate is most sensitive to the royalty rate used. Reasonably possible changes to the royalty rate and the discount rate do not indicate impairment for the Dole trademark.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:

	June 18,	January 1,
	2011	2011
	(In thousands)

Unsecured debt:
8.75% debentures due 2013	$155,000	$155,000
Secured debt:
13.875% notes due 2014	227,437	227,437
8% notes due 2016	315,000	315,000
Revolving credit facility	—	—
Term loan facilities	811,428	829,829
Contracts and notes, at a weighted-average interest rate of 3.0% in 2011 (4.1% in 2010)	5,575	9,070
Capital lease obligations, at a weighted-average interest rate of 2.6% in 2011 (2.6% in 2010)	60,540	59,552
Notes payable, at a weighted-average interest rate of 3.4% in 2011 (3.5% in 2010)	28,080	31,922
Unamortized debt discount	(21,931)	(24,215)

	1,581,129	1,603,595
Current maturities, net of unamortized debt discount	(36,093)	(39,270)

	$1,545,036	$1,564,325

Notes Payable

Dole borrows funds primarily on a short-term basis to finance current operations. The terms of these borrowings range from one month to three months. Dole’s notes payable at June 18, 2011 consist primarily of foreign borrowings in Asia and Latin America.

Term Loans and Revolving Credit Facility

As of June 18, 2011, the term loan facilities consisted of $232.9 million of Term Loan B and $578.5 million of Term Loan C. The term loan facilities bore interest, at Dole’s option, at a rate per annum equal to either (i) the London Interbank Offer Rate (“LIBOR”) plus 3.25%, with a LIBOR floor of 1.75%; or (ii) a base rate plus 2.25%. Interest on the term loan facilities was payable quarterly in arrears. The weighted average variable interest rate at June 18, 2011 for Term Loan B and Term Loan C was 5.17%. The term loan facilities required quarterly principal payments, plus a balloon payment due in 2017. During April 2011, Dole repaid $16.3 million of the term loan facilities due 2017. Dole had an interest rate swap to hedge future changes in interest rates on Term Loan C which matured June 2011. Refer to Note 14 — Derivative Financial Instruments for additional information related to this instrument.

As of June 18, 2011, the asset-based lending senior secured revolving credit facility (“ABL revolver”) borrowing base was $289.2 million. There were no borrowings under the ABL revolver at June 18, 2011. Amounts outstanding under the ABL revolver bore interest, at Dole’s option, at a rate per annum equal to either (i) LIBOR plus 3.00% to 3.50%, or (ii) a base rate plus 2.00% to 2.50%, in each case, based upon Dole’s historical borrowing availability under this facility. The ABL revolver was scheduled to mature in March 2014. After taking into account approximately $87.1 million of outstanding letters of credit issued under the ABL revolver, Dole had approximately $202.1 million available for borrowings as of June 18, 2011.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2011 Refinancing

Dole’s term loan and ABL revolver facilities were amended on July 8, 2011. The amendments, among other things: (i) for the ABL revolver facility, decreased the applicable margin for LIBOR borrowings to 1.75% — 2.25%, and for base rate borrowings to 0.75% — 1.25%, with the rate at any time determined by the average historical borrowing availability; (ii) for the term loan facilities, reduced the LIBOR floor to 1.25% and increased the LIBOR applicable margin to 3.75%, and the base rate applicable margin to 2.75%, with an opportunity to reduce the applicable margin by 0.25% after December 31, 2011 if Dole’s Total Leverage Ratio is 3.50:1.00 or lower; (iii) eliminated the financial maintenance covenants of total leverage ratio and minimum interest coverage ratio (such covenants had been in the previous term loan facilities, but not the revolving credit facility); (iv) added greater operating and financial flexibility for Dole; and (v) provided for other technical and clarifying changes. The amended credit facilities provide $900 million of term debt due 2018 and up to $350 million of revolving debt due 2016.

Partial Retirement of 13 7/8% Notes due 2014

During the third quarter of 2011, Dole repurchased and retired $38 million of the 13.875% Notes due 2014. As a result of the repurchase, Dole will record a charge of approximately $10 million to other income (expense) in the condensed consolidated statement of operations during the third quarter of 2011. This charge relates to premium paid in connection with the early debt retirement as well as the write-off of deferred debt issuance costs and debt discounts.

Covenants

Provisions under the amended senior secured credit facilities and the indentures governing Dole’s senior notes and debentures require Dole to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments, liens, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. The ABL revolver also contains a “springing covenant,” which would not be effective unless the availability under the ABL revolver were to fall below the greater of (i) $35 million and (ii) 12.5% of the lesser of the Total Commitment (as defined) and the borrowing base. To date, the springing covenant has never been effective and Dole does not currently anticipate that the springing covenant will become effective. At June 18, 2011 Dole was in compliance with all applicable covenants.

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

Debt Discounts and Debt Issuance Costs

In connection with the March 2, 2010 amendments of the senior secured credit facilities, Dole incurred debt issuance costs of $17 million. Debt issuance costs are capitalized and amortized into interest expense over the term of the underlying debt. During the quarter and half year ended June 18, 2011, Dole amortized deferred debt issuance costs of $1.3 million and $2.8 million, respectively. During the quarter and half year ended June 19, 2010, Dole amortized deferred debt issuance costs of $1.4 million and $2.6 million, respectively.

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

Debt discounts on term loan facilities in connection with the 2010 amendments of the senior secured credit facilities totaled $8.5 million. Debt discounts are amortized into interest expense over the term of the underlying debt. During the quarter and half year ended June 18, 2011, Dole amortized debt discounts of $1.1 million and $2.3 million, respectively. During the quarter and half year ended June 19, 2010, Dole amortized debt discounts of $1.1 million and $2 million, respectively.

As a result of the July 8, 2011 amendment of the term loan and ABL revolver facilities, Dole will record a charge of approximately $13 million to other income (expense) in the condensed consolidated statement of operations during the third quarter of 2011. This charge relates to fees incurred in connection with the refinancing as well as the write-off of deferred debt issuance costs and debt discounts.

Fair Value of Debt

Dole estimates the fair value of its secured and unsecured notes and debentures based on current quoted market prices. The term loans are traded between institutional investors on the secondary loan market, and the fair values of the term loans are based on the last available trading price. The carrying values and estimated fair values of Dole’s debt are summarized below:

	June 18, 2011		January 1, 2011
	Carrying	Estimated	Carrying	Estimated
	Values	Fair Values	Values	Fair Values
	(In thousands)

Secured and unsecured notes and debentures	$682,375	$772,649	$680,674	$774,873
Term loans	804,559	810,414	822,377	844,351

Carrying values are net of debt discounts.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for Dole’s U.S. and international pension plans and other postretirement benefit (“OPRB”) plans were as follows:

			International
	U.S. Pension Plans		Pension Plans		OPRB Plans
	Quarter Ended		Quarter Ended		Quarter Ended
	June 18,	June 19,	June 18,	June 19,	June 18,	June 19,
	2011	2010	2011	2010	2011	2010
	(In thousands)

Service cost	$43	$45	$1,459	$1,281	$18	$19
Interest cost	3,440	3,639	1,599	1,582	482	541
Expected return on plan assets	(3,779)	(3,774)	(104)	(103)	—	—
Amortization of:
Unrecognized net loss (gain)	1,525	888	211	108	15	(27)
Unrecognized prior service cost (benefit)	—	—	97	81	(813)	(813)
Unrecognized net transition obligation	—	—	1	6	—	—
Restructuring related settlements and other	—	—	1,155	—	1,731	—

	$1,229	$798	$4,418	$2,955	$1,433	$(280)

			International
	U.S. Pension Plans		Pension Plans		OPRB Plans
	Half Year Ended		Half Year Ended		Half Year Ended
	June 18,	June 19,	June 18,	June 19,	June 18,	June 19,
	2011	2010	2011	2010	2011	2010
	(In thousands)

Service cost	$86	$90	$2,911	$2,562	$35	$37
Interest cost	6,880	7,278	3,187	3,167	964	1,082
Expected return on plan assets	(7,558)	(7,548)	(207)	(206)	—	—
Amortization of:
Unrecognized net loss (gain)	3,050	1,776	421	216	30	(54)
Unrecognized prior service cost (benefit)	—	—	194	162	(1,626)	(1,626)
Unrecognized net transition obligation	—	—	1	12	—	—
Restructuring related settlements and other	—	—	1,557	—	1,731	—

	$2,458	$1,596	$8,064	$5,913	$1,134	$(561)

NOTE 11 —	SEGMENT INFORMATION

Dole has three reportable operating segments: fresh fruit, fresh vegetables and packaged foods. These reportable segments are managed separately due to differences in their products, production processes, distribution channels and customer bases.

Management evaluates and monitors segment performance primarily through, among other measures, earnings before interest expense and income taxes (“EBIT”). EBIT before discontinued operations is calculated from net income by adding interest expense and income tax expense, and subtracting income from discontinued operations, net of income taxes, and gain on disposal of discontinued operations, net of income taxes. Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to Dole as a whole. EBIT is not defined under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and should not be considered in

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

isolation or as a substitute for net income or cash flow measures prepared in accordance with U.S. GAAP or as a measure of Dole’s profitability. Additionally, Dole’s computation of EBIT may not be comparable to similarly titled measures computed by other companies, because not all companies calculate EBIT in the same manner.

Revenues from external customers and EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended		Half Year Ended
	June 18,	June 19,	June 18,	June 19,
	2011	2010	2011	2010
	(In thousands)

Revenues from external customers:
Fresh fruit	$1,364,778	$1,223,438	$2,539,444	$2,346,401
Fresh vegetables	278,425	268,869	524,939	499,395
Packaged foods	272,341	249,061	537,121	501,304
Corporate	181	154	325	296

	$1,915,725	$1,741,522	$3,601,829	$3,347,396

	Quarter Ended		Half Year Ended
	June 8,	June 19,	June 18,	June 19,
	2011	2010	2011	2010
	(In thousands)

Fresh fruit EBIT	$109,597	$67,846	$176,600	$110,999
Fresh vegetables EBIT	3,634	7,396	14,730	17,886
Packaged foods EBIT	25,881	24,815	38,061	53,829

Total operating segments EBIT	139,112	100,057	229,391	182,714
Corporate:
Unrealized loss on cross currency swap	—	(10,713)	(3,787)	(14,301)
Net gain (loss) on long-term Japanese yen hedges	4,825	—	(22,580)	—
Net unrealized gain (loss) on foreign denominated instruments	(514)	1,739	(6,434)	6,465
Operating and other expenses	(12,403)	(11,733)	(23,117)	(28,888)

Corporate	(8,092)	(20,707)	(55,918)	(36,724)
Interest expense	(34,837)	(37,138)	(70,307)	(78,188)
Income taxes	(13,518)	(9,067)	(18,658)	(12,242)

Income from continuing operations	82,665	33,145	84,508	55,560
Income from discontinued operations, net of income taxes	29	327	231	674
Gain from disposal of discontinued operations, net of income taxes	339	—	339	—

Net income	$83,033	$33,472	$85,078	$56,234

Dole’s equity earnings from equity method investments, which have been included in EBIT in the table above, relate primarily to the fresh fruit operating segment.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total assets for the three reportable operating segments, corporate and fresh-cut flowers were as follows:

	June 18,	January 1,
	2011	2011
	(In thousands)

Total assets:
Fresh fruit	$2,276,857	$2,149,345
Fresh vegetables	379,072	403,252
Packaged foods	751,047	678,929

Total operating segments	3,406,976	3,231,526
Corporate	997,178	1,017,868
Fresh-cut flowers — discontinued operation	5,023	7,596

	$4,409,177	$4,256,990

NOTE 12 —	CONTINGENCIES

Dole is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to Dole’s operations. At June 18, 2011, guarantees of $2.5 million consisted primarily of amounts advanced under third-party bank agreements to independent growers that supply Dole with product. In addition, Dole had cash on deposit at June 18, 2011 of $5.4 million securing the indebtedness of a fruit supplier. Dole has not historically experienced any significant losses associated with these guarantees.

Dole issues letters of credit and bank guarantees through its ABL revolver and, in addition, separately through major banking institutions. Dole also provides bonds issued by insurance companies. These letters of credit, bank guarantees and insurance company bonds are required by certain regulatory authorities, suppliers and other operating agreements. As of June 18, 2011, total letters of credit, bank guarantees and bonds outstanding under these arrangements were $179.2 million.

Dole also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. Dole guaranteed $254.4 million of its subsidiaries’ obligations to their suppliers and other third parties as of June 18, 2011.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Currently there are 227 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP or seeking enforcement of Nicaragua judgments. In addition, there are 12 labor cases pending in Costa Rica under that country’s national insurance program.

Dole has reached a tentative settlement with the plaintiff group represented by the Provost & Umphrey Law Firm, L.L.P., which with full implementation will bring to an end all of their DBCP lawsuits and judgments. Of the 227 lawsuits pending worldwide, the tentative settlement includes five lawsuits in the United States and 33 lawsuits in Nicaragua, which includes any and all Nicaragua judgments and plaintiff claims associated with Provost & Umphrey. The 33 Nicaragua cases represent approximately $9 billion in claimed damages and, in seven of those cases, judgments totaling $907.5 million. Once the definitive settlement agreement is signed, the effectiveness of the settlement will be contingent upon the satisfaction of a number of conditions. There is no assurance, if a definitive settlement agreement is signed, that the settlement effectiveness conditions will be satisfied. This tentative settlement is consistent with the position Dole has taken in the past, that it is willing to seek reasonable resolution of pending DBCP litigation. The tentative settlement, if it becomes effective, will not have a material effect on Dole’s financial position, results of operations or cash flows.

Of the 189 lawsuits not included in the Provost & Umphrey tentative settlement, 14 are currently pending in various jurisdictions in the United States (9 cases that had been pending in Hawaii have been dismissed, and 7 new cases have been filed in Louisiana by the same plaintiff lawyer). One case in Los Angeles Superior Court, the last remaining lawsuit brought in the United States by Nicaraguan plaintiffs, was dismissed after the Court found that the plaintiffs and their representatives engaged in blatant fraud, witness tampering and active manipulation. On March 11, 2011, the Court issued a final Statement of Decision, followed on March 31, 2011 by a Judgment, that vacates the prior judgment and dismisses all plaintiffs’ claims with prejudice. Plaintiffs filed a notice of appeal of that judgment on May 6, 2011.

The remaining lawsuits are pending in Latin America and the Philippines. Claimed damages in DBCP cases worldwide total approximately $45 billion ($36 billion not counting lawsuits included in the Provost & Umphrey tentative settlement), with lawsuits in Nicaragua representing approximately 87% of this amount. Typically, in these cases Dole is a joint defendant with the major DBCP manufacturers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against Dole.

In Nicaragua, 195 cases are currently filed (of which 33 are active) in various courts throughout the country (162 cases not counting lawsuits included in the Provost & Umphrey tentative settlement), all but two of which were brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional. Thirty-two cases have resulted in judgments in Nicaragua (25 cases not counting lawsuits included in the Provost & Umphrey tentative settlement): $489.4 million (nine cases consolidated with 465 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; $64.8 million (one case with 85 claimants) on June 15, 2004; $27.7 million (one case with 36 claimants) on March 17, 2005; $46.4 million (one case with 62 claimants) on August 20, 2005;

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$38.4 million (one case with 192 claimants) on November 14, 2007; and $357.7 million (eight cases with 417 claimants) on January 12, 2009, which Dole learned of unofficially. Except for the latest one, Dole has appealed all judgments. Dole will appeal the $357.7 million judgment once it has been served. The two judgments that resulted from seven of the cases filed by Provost & Umphrey, the $809 million judgment dated December 1, 2006 (six cases consolidated with 1,248 claimants) and the $98.5 million judgment dated August 8, 2005 (one case with 150 claimants), are included in the tentative settlement.

In all but one of the active cases where the proceeding has reached the appropriate stage, Dole has sought to have the cases returned to the United States. In all of the cases where Dole’s request to return the case to the United States has been ruled upon, the courts have denied Dole’s request and Dole has appealed those decisions.

On November 10, 2009, the United States District Court for the Southern District of Florida issued final judgment in favor of Dole denying recognition and enforcement of the $98.5 million Nicaragua judgment against Dole and another U.S. company. On March 10, 2010, Plaintiffs filed an appeal before the United States Court of Appeals for the Eleventh Circuit. On March 25, 2011, the Eleventh Circuit affirmed the district court’s judgment, agreeing that “the Nicaraguan judgment is not due recognition and enforcement.” On April 14, 2011, Plaintiffs filed a Petition for Rehearing En Banc before the 11th Circuit, which was denied by the Court on June 28, 2011. This enforcement action is included in the Provost & Umphrey tentative settlement.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Former Shell Site:  Shell Oil Company and Dole were sued in several cases filed in Los Angeles Superior Court, beginning in 2009, alleging property damage and personal injury by persons claiming to be current or former residents of a housing development built in the 1960s by a predecessor of what is now a Dole subsidiary, on land that had been owned and used by Shell as a crude oil storage facility for 40 years prior to the housing development. On April 20, 2011, the Court dismissed the case with prejudice, including all claims against Dole. On May 2, 2011, plaintiffs filed a motion for reconsideration with the Court, which is still pending. The California Regional Water Quality Control Board is supervising the cleanup on the former Shell site. On March 11, 2011, the Water Board issued a Cleanup and Abatement Order naming Shell as the Discharger and a Responsible Party, and ordering Shell to assess, monitor, and cleanup and abate the effects of contaminants discharged to soil and groundwater at the site. On April 22, 2011, the Water Board sent Dole a letter requiring Dole to supply information concerning ownership, development and activities of the former Shell site.

NOTE 13 —	ASSETS HELD-FOR-SALE

Dole continuously reviews its assets in order to identify those assets that do not meet Dole’s future strategic direction or internal economic return criteria. As a result of this review, Dole has identified and is in the process of selling specific businesses and long-lived assets. Accordingly, Dole has reclassified these assets as held-for-sale.

Total assets held-for-sale by segment were as follows:

				Fresh-Cut
				Flowers —
		Fresh	Packaged	Discontinued	Total Assets
	Fresh Fruit	Vegetables	Foods	Operation	Held-For-Sale
	(In thousands)

Balance as of January 1, 2011	$74,641	$599	$3,214	$7,596	$86,050
Additions	49,902	—	—	—	49,902
Sales	(8)	—	—	(2,573)	(2,581)

Balance as of June 18, 2011	$124,535	$599	$3,214	$5,023	$133,371

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total liabilities related to assets held-for-sale by segment were as follows:

				Fresh-Cut
				Flowers —
		Fresh	Packaged	Discontinued	Total Liabilities
	Fresh Fruit	Vegetables	Foods	Operation	Held-For-Sale
	(In thousands)

Balance as of January 1, 2011	$—	$—	$—	$—	$—
Additions	22,098	—	—	—	22,098

Balance as of June 18, 2011	$22,098	$—	$—	$—	$22,098

The major classes of assets and liabilities held-for-sale included in Dole’s condensed consolidated balance sheet at June 18, 2011 were as follows:

				Fresh-Cut
				Flowers —
		Fresh	Packaged	Discontinued	Total Assets
	Fresh Fruit	Vegetables	Foods	Operation	Held-For-Sale
	(In thousands)

Assets held-for-sale:
Receivables	$32,245	$—	$—	$—	$32,245
Inventories	4,835	—	—	—	4,835
Prepaid expenses	3,072	—	—	—	3,072
Deferred income tax assets	2,506	—	—	—	2,506
Property, plant and equipment, net of accumulated depreciation	81,566	599	3,214	5,023	90,402
Intangible assets, net	59	—	—	—	59
Other assets, net	252	—	—	—	252

Total assets held-for-sale	$124,535	$599	$3,214	$5,023	$133,371

				Fresh-Cut
				Flowers —
		Fresh	Packaged	Discontinued	Total Liabilities
	Fresh Fruit	Vegetables	Foods	Operation	Held-For-Sale
	(In thousands)

Liabilities related to assets held-for-sale:
Accounts payable and accrued liabilities	$17,122	$—	$—	$—	$17,122
Current portion of long-term debt	865	—	—	—	865
Long-term debt	3,742	—	—	—	3,742
Other liabilities	369	—	—	—	369

Total liabilities related to assets held-for-sale	$22,098	$—	$—	$—	$22,098

Due to challenges experienced in the global real estate markets, certain assets have been classified in assets held-for-sale for greater than one year. Dole expects market conditions to improve and as a result, continues to actively market these assets and classify them as assets held-for-sale.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gains on asset sales by segment for the quarters ended June 18, 2011 and June 19, 2010 were as follows:

				Total from
		Fresh	Packaged	Continuing	Discontinued
	Fresh Fruit	Vegetables	Foods	Operations	Operations	Total
	(In thousands)

June 18, 2011	$11	$—	$—	$11	$339	$350
June 19, 2010	$950	$—	$—	$950	$—	$950

Gains on asset sales by segment for the half years ended June 18, 2011 and June 19, 2010 were as follows:

				Total from
		Fresh	Packaged	Continuing	Discontinued
	Fresh Fruit	Vegetables	Foods	Operations	Operations	Total
	(In thousands)

June 18, 2011	$11	$—	$—	$11	$339	$350
June 19, 2010	$2,921	$—	$—	$2,921	$—	$2,921

Proceeds from asset sales by segment for the quarters ended June 18, 2011 and June 19, 2010 were as follows:

				Total from
		Fresh	Packaged	Continuing	Discontinued
	Fresh Fruit	Vegetables	Foods	Operations	Operations	Total
	(In thousands)

June 18, 2011	$1,329	$—	$—	$1,329	$2,912	$4,241
June 19, 2010	$8,097	$—	$—	$8,097	$—	$8,097

Proceeds from asset sales by segment for the half years ended June 18, 2011 and June 19, 2010 were as follows:

				Total from
		Fresh	Packaged	Continuing	Discontinued
	Fresh Fruit	Vegetables	Foods	Operations	Operations	Total
	(In thousands)

June 18, 2011	$1,329	$—	$—	$1,329	$2,912	$4,241
June 19, 2010	$17,583	$—	$—	$17,583	$—	$17,583

Fresh Fruit

During the quarter ended June 18, 2011, Dole added $49.9 million and $22.1 million to the assets held-for-sale and liabilities related to assets held-for-sale balances, respectively. These balances relate to a subsidiary in Spain and certain assets of an Italian subsidiary, which are both part of the European ripening and distribution business and met the criteria to be classified as assets held-for-sale during the second quarter of 2011.

At June 18, 2011, the assets held-for-sale balance in the fresh fruit reporting segment also includes approximately 9,300 acres of land in Hawaii. During the second quarter of 2011, Dole sold a nominal amount of land in Hawaii.

Packaged Foods

At June 18, 2011, the assets held-for-sale balance in the packaged foods reporting segment consists primarily of approximately 400 acres of peach orchards located in California.

Flowers — Discontinued Operations

At June 18, 2011, the assets held-for-sale balance in the fresh-cut flowers — discontinued operation consists of a portion of the real estate of the former flowers divisions. During the second quarter of 2011, Dole sold a warehouse located in Miami, Florida to the buyer of the flowers business. In addition, during the second quarter of 2011 Dole sold a farm in Colombia. Related to these two transactions, Dole received cash proceeds of $2.9 million and

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded a gain of $0.3 million, which is included as a component of gain on disposal of discontinued operations, net of incomes taxes in the condensed consolidated statement of operations for the quarter and half year ended June 18, 2011.

NOTE 14 —	DERIVATIVE FINANCIAL INSTRUMENTS

Dole is exposed to foreign currency exchange rate fluctuations, bunker fuel price fluctuations and interest rate changes in the normal course of its business. As part of its risk management strategy, Dole uses derivative instruments to hedge some of these exposures. Dole’s objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge them, thereby reducing volatility of earnings. Dole does not hold or issue derivative financial instruments for trading or speculative purposes.

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

Interest Rate Swap, Cross Currency Swap and Long-term Japanese Yen Hedges

Dole entered into an interest rate swap in 2006 to hedge future changes in interest rates. This agreement effectively converted $320 million of borrowings under Term Loan C, which was variable-rate debt, to a fixed-rate basis, maturing June 16, 2011.

In connection with the March 2010 refinancing transaction, some of the terms of Dole’s senior secured credit facilities were amended. Dole evaluated the impact of these amendments on its hedge designation for its interest rate swap and determined not to re-designate the interest rate swap as a cash flow hedge of its interest rate risk associated with Term Loan C. As a result, changes in the fair value of the interest rate swap after de-designation on March 2, 2010 were recorded in interest expense. The unrealized loss in AOCI was recognized into interest expense through the June 2011 maturity as the underlying Term Loan C interest payments were made.

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

During the first quarter of 2011, Dole entered into a transaction to effectively unwind the cross currency swap by refinancing its obligation under the cross currency swap and entering into a series of long-term Japanese yen hedges that mature through December 2014. As a result of the unwind of the cross currency swap, the collateral arrangement with the counterparties was no longer required and the related $60 million of letters of credit were canceled during the second quarter of 2011.

The long-term Japanese yen hedges require Dole to buy U.S. Dollars and sell Japanese yen at an exchange rate of ¥101.3. At inception, these contracts were in a liability position and the total notional amount outstanding of the long-term Japanese yen hedges was $596.3 million. The value of these contracts will fluctuate based on changes in the exchange rate over the life of the individual forward contracts.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Due to the fact that there is a significant financing element present at the inception of the long-term Japanese yen hedges, the cash inflows or outflows associated with settlement of these contracts are included within the financing activities in Dole’s condensed consolidated statement of cash flows. A portion of the long-term Japanese yen hedges are deemed ineffective. With respect to this portion, changes in the fair value of the hedges are recorded in other income (expense), net in the statement of operations, because the ineffectiveness is considered to be caused by the financing element of this instrument.

At June 18, 2011, the gross notional value and fair value of Dole’s derivative instruments were as follows:

	Average Strike	Notional
	Price	Amount
	(In thousands)

Derivatives designated as cash flow hedging instruments:
Foreign currency hedges (buy/sell):
U.S. dollar/Japanese yen	JPY 99.70	$707,932
U.S. dollar/Euro	EUR 1.39	104,251
U.S. dollar/Canadian dollar	CAD 1.01	15,265
Thai Baht/U.S. dollar	THB 32.07	53,413
Philippine Peso/U.S. dollar	PHP 47.27	49,050
Chilean Peso/U.S. dollar	CLP 502.59	4,221
Derivatives not designated as hedging instruments:
Foreign currency hedges (buy/sell):
South African Rand/Euro	ZAR 10.19	3,012
U.S. dollar/Swedish Krona	SEK 6.24	1,983
Bunker fuel hedges	$507	21,667
	(per metric ton )	(metric tons )

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Derivative Assets
		(Liabilities) Fair Value
	Balance Sheet	June 18,	January 1,
	Classification	2011	2011
		(In thousands)

Derivatives designated as cash flow hedging instruments:
Foreign currency exchange contracts	Receivables, net	$6,615	$16,961
	Accrued liabilities	(44,841)	(31,061)
	Other long-term liabilities	(135,880)	—

Total derivatives designated as cash flow hedging instruments		(174,106)	(14,100)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Receivables, net	87	908
	Accrued liabilities	(1,330)	—
Cross currency swap	Receivables, net	—	1,584
	Accrued liabilities	—	(130,380)
Interest rate swap	Accrued liabilities	—	(11,310)
Bunker fuel hedges	Receivables, net	1,947	1,587

Total derivatives not designated as hedging instruments		704	(137,611)

Total		$(173,402)	$(151,711)

Settlement of the foreign currency hedges will occur during 2011 through 2014 and settlement of bunker fuel hedges will occur during 2011 and 2012.

The effects of the interest rate swap and foreign currency hedges designated as cash flow hedging instruments on accumulated other comprehensive income (loss) and the condensed consolidated statements of operations for the quarters and half years ended June 18, 2011 and June 19, 2010 were as follows:

						Gains (Losses)
						Recognized in
						Income
						Due to Hedge
						Ineffectiveness
						or Amounts
	Gains (Losses)			Gains (Losses)		Excluded
	Recognized in			Reclassified		from Effectiveness
	AOCI During			Into Income		Testing
	Quarter Ended			Quarter Ended		Quarter Ended
	June 18,	June 19,	Income Statement	June 18,	June 19,	June 18,	June 19,
	2011	2010	Classification	2011	2010	2011	2010
	(In thousands)

Interest rate swap	$—	$—	Interest expense	$(3,185)	$(3,883)	$—	$—
Foreign currency hedges(1)	(13,247)	(382)	Cost of products sold	(5,184)	2,755	(2,426)	(166)
			Other income (expense), net	—	—	4,825	—

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

						Gains (Losses)
						Recognized in
						Income
						Due to Hedge
						Ineffectiveness
						or Amounts
	Gains (Losses)			Gains (Losses)		Excluded
	Recognized in			Reclassified		from Effectiveness
	AOCI During			Into Income		Testing
	Half Year Ended			Half Year Ended		Half Year Ended
	June 18,	June 19,	Income Statement	June 18,	June 19,	June 18,	June 19,
	2011	2010	Classification	2011	2010	2011	2010
	(In thousands)

Interest rate swap	$—	$680	Interest expense	$(6,644)	$(5,040)	$—	$—
Foreign currency hedges(1)	(14,908)	7,560	Cost of products sold	(6,399)	2,755	(790)	(268)
			Other income (expense), net	—	—	4,143	—

(1)	Amounts related to the long-term Japanese yen hedges have been included in this line item.

Unrealized gains and losses on the interest rate swap were recorded through AOCI through the de-designation date. Amounts included in AOCI as of the de-designation date were amortized into interest expense as the quarterly payments were made, through maturity of the interest rate swap in June 2011. Unrecognized losses of $19.9 million related to the foreign currency hedges are expected to be realized into earnings in the next twelve months.

Net gains (losses) on derivatives not designated or prior to being designated as hedging instruments for the quarters and half years ended June 18, 2011 and June 19, 2010 were as follows:

		Quarter Ended
	Income Statement	June 18,	June 19,
	Classification	2011	2010
		(In thousands)

Foreign currency exchange contracts	Cost of products sold	$(605)	$(121)
Bunker fuel contracts	Cost of products sold	239	(633)
Cross currency swap	Other income (expense), net	—	(8,422)
Interest rate swap	Interest expense	(10,889)	(561)

Total		$(11,255)	$(9,737)

		Half Year Ended
	Income Statement	June 18,	June 19,
	Classification	2011	2010
		(In thousands)

Foreign currency exchange contracts	Cost of products sold	$(858)	$(87)
Bunker fuel contracts	Cost of products sold	2,812	(722)
Cross currency swap	Other income (expense), net	(1,902)	(9,754)
Long-term Japanese yen hedges(1)	Other income (expense), net	(26,723)	—
Interest rate swap	Interest expense	(18,942)	559

Total		$(45,613)	$(10,004)

(1)	Prior to being designated as cash flow hedges, Dole recorded a $26.7 million unrealized loss on the long-term Japanese yen hedges.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 —	FAIR VALUE MEASUREMENTS

Dole’s financial instruments primarily consist of short-term trade and grower receivables, trade payables, notes receivable and notes payable, as well as long-term grower receivables, capital lease obligations, term loans, a revolving loan, and notes and debentures. For short-term instruments, the carrying amount approximates fair value because of the short maturity of these instruments. For the long-term financial instruments, excluding Dole’s secured notes and unsecured debentures, and term and revolving loans, the carrying amount approximates fair value since they bear interest at variable rates or fixed rates which approximate market.

The inputs used to measure fair value are based on a hierarchy that prioritizes observable and unobservable inputs used in valuation techniques. These levels, in order of highest to lowest priority are described below:

Level 1:  Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2:  Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:  Unobservable inputs that are not corroborated by market data.

The following table provides a summary of the assets and liabilities measured at fair value on a recurring basis:

	June 18, 2011		January 1, 2011
		Fair Value		Fair Value
		Measurements Using		Measurements Using
		Significant		Significant
		Other Observable		Other Observable
		Inputs		Inputs
	Total	(Level 2)	Total	(Level 2)
	(In thousands)

Assets:
Foreign currency exchange contracts	$6,702	$6,702	$17,869	$17,869
Bunker fuel contracts	1,947	1,947	1,587	1,587

	$8,649	$8,649	$19,456	$19,456

Liabilities:
Foreign currency exchange contracts	$182,051	$182,051	$31,061	$31,061
Interest rate swap	—	—	11,310	11,310
Cross currency swap, net	—	—	128,796	128,796

	$182,051	$182,051	$171,167	$171,167

For Dole, the assets and liabilities that are required to be recorded at fair value on a recurring basis are the derivative instruments. The fair values of Dole’s derivative instruments are determined using Level 2 inputs, which are defined as “significant other observable inputs.” The fair values of the foreign currency exchange contracts, bunker fuel contracts, interest rate swap and cross currency swap were estimated using internal discounted cash flow calculations based upon forward foreign currency exchange rates, bunker fuel futures, interest-rate yield curves or quotes obtained from brokers for contracts with similar terms, less any credit valuation adjustments. Dole recorded a credit valuation adjustment at June 18, 2011 which reduced the derivative liability balances. The credit valuation adjustment was $6.5 million at June 18, 2011 and $0.5 million at January 1, 2011. For the half year ended June 18, 2011, the net change in credit valuation adjustment resulted in an unrealized gain of $6 million, which was recorded as other income (expense), net. For the half year ended June 19, 2010, the net change in the credit valuation adjustment resulted in a loss of $1.2 million. Of this loss, $0.4 million was recorded as interest expense and $0.8 million was recorded as other income (expense), net. For the quarter ended June 18, 2011, the net change in the credit valuation adjustment resulted in a loss (income) of $1.8 million, which was recorded as other income

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(expense), net. For the quarter ended June 19, 2010, the net change in the credit valuation adjustment resulted in a loss of $0.2 million. Of this loss, $0.1 million was recorded as interest expense and $0.1 million was recorded as other income (expense), net.

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

The goodwill and indefinite-lived intangible asset impairment analysis was performed in the second quarter of 2011 using a combination of discounted cash flow models and market multiples. The discounted cash flow models used estimates and assumptions including pricing and volume data, anticipated growth rates, profitability levels, tax rates and discount rates.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 —	EARNINGS PER SHARE

	Quarter Ended		Half Year Ended
	June 18,	June 19,	June 18,	June 19,
	2011	2010	2011	2010
	(In thousands, except per share data)

Income from continuing operations	$82,665	$33,145	$84,508	$55,560
Income (loss) from discontinued operations, net of income taxes	29	327	231	674
Gain on disposal of discontinued operations, net of taxes	339	—	339	—
Less: Net income attributable to noncontrolling interests	(1,267)	(1,151)	(2,272)	(1,760)

Net income attributable to shareholders of Dole Food Company, Inc.	$81,766	$32,321	$82,806	$54,474

Weighted average common shares outstanding — Basic	87,587	87,425	87,580	87,425
Diluted effects of stock incentive plan	535	19	522	26

Weighted average common shares outstanding — Diluted	88,122	87,444	88,102	87,451

Earnings Per Share — Basic
Income from continuing operations	$0.94	$0.38	$0.96	$0.64
Income from discontinued operations, net of income taxes	—	—	—	—
Gain on disposal of discontinued operations, net of taxes	—	—	—	—
Less: Net income attributable to noncontrolling interests	(0.01)	(0.01)	(0.01)	(0.02)

Net income attributable to shareholders of Dole Food Company, Inc.	$0.93	$0.37	$0.95	$0.62

Earnings Per Share — Diluted
Income from continuing operations	$0.94	$0.38	$0.96	$0.64
Income from discontinued operations, net of income taxes	—	—	—	—
Gain on disposal of discontinued operations, net of taxes	—	—	—	—
Less: Net income attributable to noncontrolling interests	(0.01)	(0.01)	(0.02)	(0.02)

Net income attributable to shareholders of Dole Food Company, Inc.	$0.93	$0.37	$0.94	$0.62

NOTE 17 —	GUARANTOR FINANCIAL INFORMATION

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

The following are condensed consolidating statements of operations of Dole for the quarters and half years ended June 18, 2011 and June 19, 2010; condensed consolidating balance sheets as of June 18, 2011 and January 1, 2011; and condensed consolidating statements of cash flows for the half years ended June 18, 2011 and June 19, 2010.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended June 18, 2011

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$24,277	$789,054	$1,507,761	$(405,367)	$1,915,725
Cost of products sold	(18,986)	(702,800)	(1,338,044)	402,311	(1,657,519)

Gross margin	5,291	86,254	169,717	(3,056)	258,206
Selling, marketing and general and administrative expenses	(13,828)	(57,457)	(62,004)	3,056	(130,233)
Charges for restructuring and long-term receivables	—	—	(5,947)	—	(5,947)
Gain on asset sales	11	—	—	—	11

Operating income (loss)	(8,526)	28,797	101,766	—	122,037
Equity in subsidiary income	104,238	79,850	—	(184,088)	—
Other income (expense), net	(6)	—	4,343	—	4,337
Interest income	230	156	780	—	1,166
Interest expense	(22,702)	(19)	(12,116)	—	(34,837)

Income from continuing operations before income taxes and equity earnings	73,234	108,784	94,773	(184,088)	92,703
Income taxes	8,532	(4,684)	(17,366)	—	(13,518)
Earnings from equity method investments	—	67	3,413	—	3,480

Income from continuing operations	81,766	104,167	80,820	(184,088)	82,665
Income from discontinued operations, net of income taxes	—	—	29	—	29
Gain on disposal of discontinued operations, net of income taxes	—	—	339	—	339

Net income	81,766	104,167	81,188	(184,088)	83,033
Less: Net income attributable to noncontrolling interests	—	—	(1,267)	—	(1,267)

Net income attributable to shareholders of Dole Food Company, Inc.	$81,766	$104,167	$79,921	$(184,088)	$81,766

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended June 19, 2010

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$21,627	$750,192	$1,323,716	$(354,013)	$1,741,522
Cost of products sold	(18,681)	(664,831)	(1,208,100)	350,890	(1,540,722)

Gross margin	2,946	85,361	115,616	(3,123)	200,800
Selling, marketing and general and administrative expenses	(16,303)	(50,330)	(56,980)	3,123	(120,490)
Charges for restructuring and long-term receivables	—	—	(762)	—	(762)
Gain on asset sales	154	—	796	—	950

Operating income (loss)	(13,203)	35,031	58,670	—	80,498
Equity in subsidiary income	63,666	33,984	—	(97,650)	—
Other income (expense), net	(396)	—	(5,100)	—	(5,496)
Interest income	292	59	1,165	—	1,516
Interest expense	(22,770)	(26)	(14,342)	—	(37,138)

Income from continuing operations before income taxes and equity earnings	27,589	69,048	40,393	(97,650)	39,380
Income taxes	4,732	(5,856)	(7,943)	—	(9,067)
Earnings from equity method investments	—	42	2,790	—	2,832

Income from continuing operations	32,321	63,234	35,240	(97,650)	33,145
Income from discontinued operations, net of income taxes	—	—	327	—	327

Net income	32,321	63,234	35,567	(97,650)	33,472
Less: Net income attributable to noncontrolling interests	—	—	(1,151)	—	(1,151)

Net income attributable to shareholders of Dole Food Company, Inc.	$32,321	$63,234	$34,416	$(97,650)	$32,321

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Half Year Ended June 18, 2011

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$46,469	$1,550,939	$2,778,548	$(774,127)	$3,601,829
Cost of products sold	(36,624)	(1,375,757)	(2,492,284)	767,803	(3,136,862)

Gross margin	9,845	175,182	286,264	(6,324)	464,967
Selling, marketing and general and administrative expenses	(26,671)	(117,705)	(116,911)	6,324	(254,963)
Charges for restructuring and long-term receivables	—	—	(8,702)	—	(8,702)
Gain on asset sales	11	—	—	—	11

Operating income (loss)	(16,815)	57,477	160,651	—	201,313
Equity in subsidiary income	133,778	84,313	—	(218,091)	—
Other income (expense), net	(6)	—	(35,008)	—	(35,014)
Interest income	480	403	1,601	—	2,484
Interest expense	(45,498)	(41)	(24,768)	—	(70,307)

Income (loss) from continuing operations before income taxes and equity earnings	71,939	142,152	102,476	(218,091)	98,476
Income taxes	10,867	(9,111)	(20,414)	—	(18,658)
Earnings from equity method investments	—	292	4,398	—	4,690

Income from continuing operations	82,806	133,333	86,460	(218,091)	84,508
Income from discontinued operations, net of income taxes	—	—	231	—	231
Gain on disposal of discontinued operations, net of income taxes	—	—	339	—	339

Net income	82,806	133,333	87,030	(218,091)	85,078
Less: Net income attributable to noncontrolling interests	—	—	(2,272)	—	(2,272)

Net income attributable to shareholders of Dole Food Company, Inc.	$82,806	$133,333	$84,758	$(218,091)	$82,806

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Half Year Ended June 19, 2010

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues, net	$40,123	$1,480,471	$2,512,088	$(685,286)	$3,347,396
Cost of products sold	(33,470)	(1,298,045)	(2,322,113)	679,239	(2,974,389)

Gross margin	6,653	182,426	189,975	(6,047)	373,007
Selling, marketing and general and administrative expenses	(33,188)	(100,574)	(107,365)	6,047	(235,080)
Charges for restructuring and long-term receivables	—	—	(1,370)	—	(1,370)
Gain on asset sales	580	—	2,341	—	2,921

Operating income (loss)	(25,955)	81,852	83,581	—	139,478
Equity in subsidiary income	116,060	44,365	—	(160,425)	—
Other income (expense), net	(1,825)	—	936	—	(889)
Interest income	565	178	2,375	—	3,118
Interest expense	(47,608)	(53)	(30,527)	—	(78,188)

Income from continuing operations before income taxes and equity earnings	41,237	126,342	56,365	(160,425)	63,519
Income taxes	13,237	(11,383)	(14,096)	—	(12,242)
Earnings from equity method investments	—	337	3,946	—	4,283

Income from continuing operations	54,474	115,296	46,215	(160,425)	55,560
Income from discontinued operations, net of income taxes	—	—	674	—	674

Net income	54,474	115,296	46,889	(160,425)	56,234
Less: Net income attributable to noncontrolling interests	—	—	(1,760)	—	(1,760)

Net income attributable to shareholders of Dole Food Company, Inc.	$54,474	$115,296	$45,129	$(160,425)	$54,474

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 18, 2011

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

ASSETS
Cash and cash equivalents	$101,666	$1,605	$135,613	$—	$238,884
Restricted cash and deposits	—	—	5,994	—	5,994
Receivables, net of allowances	566,347	132,039	556,015	(444,759)	809,642
Inventories	6,952	289,843	493,968	—	790,763
Prepaid expenses and other assets	7,841	9,936	47,392	—	65,169
Deferred income tax assets	9,494	27,505	3,362	—	40,361
Assets held-for-sale	74,452	3,813	55,106	—	133,371

Total current assets	766,752	464,741	1,297,450	(444,759)	2,084,184
Investments	2,546,717	1,906,042	96,648	(4,452,593)	96,814
Property, plant and equipment, net	155,291	271,803	485,841	—	912,935
Goodwill	—	131,818	275,429	—	407,247
Intangible assets, net	689,615	9,325	337	—	699,277
Other assets, net	68,336	8,675	131,709	—	208,720

Total assets	$4,226,711	$2,792,404	$2,287,414	$(4,897,352)	$4,409,177

LIABILITIES AND EQUITY
Accounts payable	$5,670	$597,196	$404,683	$(444,759)	$562,790
Liabilities related to assets held-for-sale	—	—	22,098	—	22,098
Accrued liabilities	99,487	194,652	263,038	—	557,177
Current portion of long-term debt, net	(1,691)	295	9,409	—	8,013
Notes payable	—	—	28,080	—	28,080

Total current liabilities	103,466	792,143	727,308	(444,759)	1,178,158
Intercompany payables (receivables)	1,839,849	(568,740)	(1,271,109)	—	—
Long-term debt, net	914,967	2,760	627,309	—	1,545,036
Deferred income tax liabilities	219,884	599	33,612	—	254,095
Other long-term liabilities	262,232	19,806	238,877	—	520,915
Equity attributable to shareholders of Dole Food Company, Inc.	886,313	2,545,836	1,906,757	(4,452,593)	886,313
Equity attributable to noncontrolling interests	—	—	24,660	—	24,660

Total equity	886,313	2,545,836	1,931,417	(4,452,593)	910,973

Total liabilities and equity	$4,226,711	$2,792,404	$2,287,414	$(4,897,352)	$4,409,177

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Half Year Ended June 18, 2011

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$65,026	$11,161	$782	$—	$76,969

INVESTING ACTIVITIES
Cash received from sales of assets and businesses, net of cash disposed	2,519	881	4,596	—	7,996
Capital expenditures	(41)	(16,995)	(18,910)	—	(35,946)
Restricted cash and deposits	—	—	45,114	—	45,114
Other	(465)	—	—	—	(465)

Cash flow provided by (used in) investing activities	2,013	(16,114)	30,800	—	16,699

FINANCING ACTIVITIES
Short-term debt repayments, net of borrowings	517	4,001	(7,828)	—	(3,310)
Long-term debt borrowings	163,000	—	43	—	163,043
Long-term debt repayments	(168,282)	(157)	(14,536)	—	(182,975)
Proceeds from stock option exercises	312	—	—	—	312
Dividends paid to noncontrolling interests	—	—	(2,250)	—	(2,250)
Settlement of long-term Japanese yen hedge forwards	—	—	(2,212)	—	(2,212)

Cash flow used in financing activities	(4,453)	3,844	(26,783)	—	(27,392)

Effect of foreign currency exchange rate changes on cash	—	—	2,461	—	2,461

Increase (decrease) in cash and cash equivalents	62,586	(1,109)	7,260	—	68,737
Cash and cash equivalents at beginning of period	39,080	2,714	128,353	—	170,147

Cash and cash equivalents at end of period	$101,666	$1,605	$135,613	$—	$238,884

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Half Year Ended June 19, 2010

	Dole Food		Non
	Company, Inc.	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

OPERATING ACTIVITIES
Cash flow provided by operating activities	$59,393	$20,072	$12,121	$(623)	$90,963

INVESTING ACTIVITIES
Proceeds from sales of assets and businesses, net of cash disposed	1,514	74	17,196	—	18,784
Capital expenditures	(199)	(15,500)	(16,124)	—	(31,823)
Restricted cash and deposits	—	—	(890)	—	(890)
Other	(515)	—	—	—	(515)

Cash flow provided by (used in) investing activities	800	(15,426)	182	—	(14,444)

FINANCING ACTIVITIES
Short-term debt repayments, net of borrowings	(195)	(6,632)	1,214	—	(5,613)
Long-term debt borrowings	329,100	—	594,118	—	923,218
Long-term debt repayments	(335,506)	(132)	(570,584)	—	(906,222)
Payment of debt issuance costs	(10,086)	—	(6,900)	—	(16,986)
Payment of initial public offering costs	(957)	—	—	—	(957)
Dividends paid to noncontrolling interests	—	—	(1,268)	—	(1,268)

Cash flow provided by (used in) financing activities	(17,644)	(6,764)	16,580	—	(7,828)

Effect of foreign currency exchange rate changes on cash	—	—	(3,015)	—	(3,015)

Increase (decrease) in cash and cash equivalents	42,549	(2,118)	25,868	(623)	65,676
Cash and cash equivalents at beginning of period	20,913	2,118	96,639	—	119,670

Cash and cash equivalents at end of period	$63,462	$—	$122,507	$(623)	$185,346

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Significant highlights for Dole Food Company, Inc. and its consolidated subsidiaries (“Dole”) for the quarter and half year ended June 18, 2011 were as follows:

•	Net revenues for the second quarter of 2011 were $1.9 billion, an increase of 10% from the second quarter of 2010. Revenues in all three of our reporting segments increased, driven primarily by higher prices.

•	Operating income for the second quarter of 2011 was $122 million, an increase of 52% from the second quarter of 2010. Higher earnings in our fresh fruit and packaged foods segments were partially offset by lower results from our fresh vegetables segment.

•	Fresh fruit operating income increased primarily as a result of improved global banana markets, as well as lower shipping and distribution costs in Europe.

•	Packaged foods operating income increased due to higher pricing, partially offset by higher product costs worldwide and higher general and administrative expenses.

•	Fresh vegetables operating income decreased due to higher product costs in our fresh-packed vegetables business and packaged salads operations partially offset by higher pricing in packaged salads.

•	The restructuring in our fresh fruit segment in Europe, Latin America and Asia remains on track, with savings for fiscal 2011 estimated at $37 million, of which $14 million has already been realized in the first half of 2011.

•	We completed amendments to our term loan and revolving credit facilities. As a result of the amendments, Dole eliminated certain financial maintenance covenants and reduced borrowing rates on the revolving credit facilities, with an opportunity to also reduce future borrowing rates on the term loan.

•	We reached an agreement in principle with the Appeals Division of the IRS on all issues raised in the examination of Dole’s U.S. federal income tax returns for the years 2002-2005, including those with respect to the 2003 going-private merger transactions. The original net tax deficiency was $122 million, plus interest. The final settlement calls for a cash tax payment of $20 million, plus interest.

Non-GAAP Financial Measures

The following is a reconciliation of earnings before interest expense, income taxes and discontinued operations (“EBIT before discontinued operations”) and adjusted earnings before interest expense, income taxes and depreciation and amortization (“Adjusted EBITDA”) to the most directly comparable U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) financial measure:

	Quarter Ended		Half Year Ended
	June 18,	June 19,	June 18,	June 19,
	2011	2010	2011	2010
	(In thousands)

Net income	$83,033	$33,472	$85,078	$56,234
Income from discontinued operations, net of income taxes	(29)	(327)	(231)	(674)
Gain on disposal of discontinued operations, net of income taxes	(339)	—	(339)	—
Interest expense	34,837	37,138	70,307	78,188
Income taxes	13,518	9,067	18,658	12,242

EBIT before discontinued operations	131,020	79,350	173,473	145,990
Depreciation and amortization	24,045	23,755	47,398	50,022
Net unrealized loss on derivative instruments	2,281	11,858	32,617	15,637
Net gain on long-term Japanese yen hedges	(4,966)	—	(4,284)	—
Foreign currency exchange (gain) loss on vessel obligations	130	81	2,539	(5,093)
Net unrealized (gain) loss on foreign denominated instruments	555	(1,386)	7,447	(5,998)
Gain on asset sales	(11)	(950)	(11)	(2,921)

Adjusted EBITDA	$153,054	$112,708	$259,179	$197,637

EBIT before discontinued operations and Adjusted EBITDA are measures commonly used by financial analysts in evaluating the performance of companies. EBIT before discontinued operations is calculated from net income by adding interest expense and income tax expense, and subtracting income from discontinued operations, net of income taxes, and gain on disposal of discontinued operations, net of income taxes. Adjusted EBITDA is calculated from EBIT before discontinued operations by: (1) adding depreciation and amortization; (2) adding the net unrealized loss or subtracting the net unrealized gain on foreign currency and bunker fuel hedges and the cross currency swap which do not have a more than insignificant financing element present at contract inception; (3) adding the net loss or subtracting the net gain on the long-term Japanese yen hedges; (4) adding the foreign currency loss or subtracting the foreign currency gain on the vessel obligations; (5) adding the net unrealized loss or subtracting the net unrealized gain on foreign denominated instruments; and (6) subtracting the gain on asset sales. Due to the fact that the long-term Japanese yen hedges had more than an insignificant financing element at inception (as discussed in Note 14 to the condensed consolidated financial statements), the liability is treated similar to a debt instrument and the associated cash flows are classified as a financing activity. As a result, both the realized and unrealized gains and losses related to the long-term Japanese yen hedges are subtracted from or added back to EBIT before discontinued operations when calculating Adjusted EBITDA. These adjustments have been made because management excludes these amounts when evaluating the performance of Dole.

EBIT before discontinued operations and Adjusted EBITDA are not calculated or presented in accordance with U.S. GAAP, and EBIT before discontinued operations and Adjusted EBITDA are not a substitute for net income attributable to shareholders of Dole Food Company, Inc., net income, income from continuing operations, cash flows from operating activities or any other measure prescribed by U.S. GAAP. Further, EBIT before discontinued operations and Adjusted EBITDA as used herein are not necessarily comparable to similarly titled measures of other companies. However, Dole has included EBIT before discontinued operations and Adjusted EBITDA herein because management believes that EBIT before discontinued operations and Adjusted EBITDA are useful performance measures for Dole. In addition, EBIT before discontinued operations and Adjusted EBITDA are presented because management believes that these measures are frequently used by securities analysts, investors and others in the evaluation of Dole.

EBIT before discontinued operations and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation from, or as an alternative to, operating income, cash flow or other combined income or cash flow data prepared in accordance with U.S. GAAP. Because of their limitations, EBIT before discontinued operations and Adjusted EBITDA and the related ratios presented throughout this Item 2 should not be considered as measures of discretionary cash available to invest in business growth or reduce indebtedness. Dole compensates for these limitations by relying primarily on its U.S. GAAP results and using EBIT before discontinued operations and Adjusted EBITDA only supplementally.

Results of Operations

Selected results of operations for the quarters and half years ended June 18, 2011 and June 19, 2010 were as follows:

	Quarter Ended		Half Year Ended
	June 18,	June 19,	June 18,	June 19,
	2011	2010	2011	2010
	(In thousands)

Revenues, net	$1,915,725	$1,741,522	$3,601,829	$3,347,396
Operating income	122,037	80,498	201,313	139,478
Other income (expense), net	4,337	(5,496)	(35,014)	(889)
Interest expense	(34,837)	(37,138)	(70,307)	(78,188)
Income taxes	(13,518)	(9,067)	(18,658)	(12,242)
Net income	83,033	33,472	85,078	56,234
Less: Net income attributable to noncontrolling interests	(1,267)	(1,151)	(2,272)	(1,760)
Net income attributable to shareholders of Dole Food Company, Inc.	81,766	32,321	82,806	54,474

Revenues

Revenues in the quarter ended June 18, 2011 increased 10% to $1.9 billion from $1.7 billion for the quarter ended June 19, 2010. Higher sales were reported in all three of Dole’s operating segments. Fresh fruit sales increased $141.3 million primarily due to higher banana volumes sold in North America and Asia, higher global banana pricing and favorable foreign currency exchange movements in Europe and Japan. Packaged foods sales increased $23.3 million primarily due to higher volumes sold in North America and Asia, as well as improved pricing worldwide. Fresh vegetables sales increased $9.6 million mainly due to higher volume and pricing of packaged salads and higher pricing for fresh-packed vegetables sold in Asia. Net favorable foreign currency exchange movements in Dole’s selling locations resulted in higher revenues of approximately $95 million. These factors were partially offset by lower volumes of bananas sold in Europe due to the implementation of the European restructuring plan.

Revenues in the half year ended June 18, 2011 increased 8% to $3.6 billion from $3.3 billion for the half year ended June 19, 2010. Higher sales were reported in all three of Dole’s operating segments. Fresh fruit sales increased $193 million due primarily to the same factors that impacted sales during the second quarter. Packaged foods sales increased $35.8 million due primarily to higher volume and pricing in Asia and Europe and improved pricing in North America. Fresh vegetables sales increased $25.5 million due primarily to higher volume and pricing of packaged salads and higher pricing for fresh-packed vegetables sold in North America and Asia. Net favorable foreign currency exchange movements in Dole’s selling locations resulted in higher revenues of approximately $115 million.

Operating Income

For the quarter ended June 18, 2011, operating income increased to $122 million compared with $80.5 million for the quarter ended June 19, 2010. Fresh fruit operating results increased primarily due to higher earnings in Dole’s worldwide banana operations. Packaged foods operating results increased primarily due to higher pricing partially offset by higher product costs worldwide and higher general and administrative expenses in North America. These improvements were partially offset by lower fresh vegetables operating results due to higher product costs in Dole’s fresh-packed vegetables business and packaged salads operations. If foreign currency exchange rates in Dole’s significant foreign operations during the quarter ended June 18, 2011 had remained unchanged from those experienced during the quarter ended June 19, 2010, Dole estimates that its operating income would have been lower by approximately $6 million.

For the half year ended June 18, 2011, operating income increased to $201.3 million compared with $139.5 million for the half year ended June 19, 2010. Fresh fruit operating results increased due primarily to the same factors that impacted the quarter. These improvements were partially offset by lower operating results in Dole’s packaged foods segment due primarily to higher product costs worldwide and higher levels of marketing expenditures in North America associated with the product launch of FRUIT BOWLS® in 100% juice and fruit in jars in 100% juice. Fresh vegetables operating results decreased as a result of lower packaged salads earnings due primarily to higher raw material costs. If foreign currency exchange rates in Dole’s significant foreign operations during the half year ended June 18, 2011 had remained unchanged from those experienced during the half year ended June 19, 2010, Dole estimates that its operating income would have been lower by approximately $5 million.

Other Income (Expense), Net

For the quarter ended June 18, 2011, other income (expense), net was income of $4.3 million compared to expense of $5.5 million for the quarter ended June 19, 2010. The improvement was primarily due to the absence of net losses of $8.4 million generated on Dole’s cross currency swap, which was effectively unwound during the first quarter of 2011. In addition, net gains of $4.8 million were recognized on Dole’s long-term Japanese yen hedges during the second quarter of 2011. These improvements were partially offset by losses of $0.6 million recorded during the second quarter of 2011 on Dole’s foreign denominated borrowings compared with unrealized gains of $3.2 million recorded during the second quarter of 2010.

For the half year ended June 18, 2011, other income (expense), net was an expense of $35 million compared to expense of $0.9 million for the half year ended June 19, 2010. The change was primarily due to unrealized losses of $27.4 million incurred in connection with unwinding the cross currency swap and entering into a series of long-term Japanese yen hedges. In addition, losses were recorded during the first half of 2011 on Dole’s foreign denominated borrowings and British pound sterling vessel obligation of $8.1 million and $2.5 million, respectively, compared with gains of $8.6 million and $5.1 million, respectively, recorded in the first half of 2010. These factors were partially offset by a decrease in net losses of $7.9 million on Dole’s cross currency swap as well as net gains of $4.8 million from the long-term Japanese yen hedges.

The cross currency swap was scheduled to mature in June 2011. During the first quarter of 2011, Dole effectively unwound the cross currency swap by entering into a transaction to refinance its obligation under the cross currency swap and through a series of long-term Japanese yen hedges that mature through December 2014. The value of these contracts will continue to fluctuate based on changes in the exchange rate over the life of the individual forward contracts. Refer to Note 14 — Derivative Financial Instruments for additional information.

Interest Expense

Interest expense for the quarter ended June 18, 2011 was $34.8 million compared to $37.1 million for the quarter ended June 19, 2010. Interest expense for the half year ended June 18, 2011 was $70.3 million compared to $78.2 million for the half year ended June 19, 2010. Interest expense in both periods decreased primarily as a result of debt reduction. In addition, interest expense during the first half of 2011 benefitted from lower effective borrowing rates.

Income Taxes

Dole recorded $18.7 million of income tax expense on $98.5 million of pretax income from continuing operations for the half year ended June 18, 2011. Income tax expense included an interest benefit of $2.6 million related to Dole’s unrecognized tax benefits. Income tax expense of $12.2 million on $63.5 million of pretax income from continuing operations was recorded for the half year ended June 19, 2010 which included interest expense of $0.1 million related to Dole’s unrecognized tax benefits. Dole’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions. For the periods presented, Dole’s income tax expense differs from the U.S. federal statutory rate applied to Dole’s pretax income primarily due to operations in foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate. Income tax expense for the half year ended June 18, 2011 also benefitted by $8.4 million, including tax and interest, due to a favorable court ruling in Ecuador relating to a non-U.S unrecognized tax benefit. Income tax expense for the half year ended June 19, 2010 included $2.4 million recorded to establish a valuation allowance against deferred income tax assets in Ecuador which, as the result of a recently enacted tax law, have been determined to be not recoverable. This was offset by a reduction in Dole’s liability for unrecognized tax benefits related to certain foreign jurisdictions.

Income tax expense for the quarters ended June 18, 2011 and June 19, 2010 were $13.5 million and $9.1 million, respectively.

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

Internal Revenue Service Audit:  On August 27, 2009, the IRS completed its examination of Dole’s U.S. federal income tax returns for the years 2002-2005 and issued a Revenue Agent’s report (“RAR”) that includes various proposed adjustments, including with respect to the 2003 going-private merger transactions. The IRS proposed that certain funding used in the going-private merger was taxable and that some related investment banking fees were not deductible. The net tax deficiency associated with the RAR is $122 million, plus interest. On October 27, 2009, Dole filed a protest letter challenging the proposed adjustments contained in the RAR and has been pursuing resolution of these issues with the Appeals Division of the IRS. During the quarter ended June 18, 2011, Dole reached an agreement in principle with the Appeals Division on all issues. As a result, Dole’s total amount of unrecognized tax benefits is expected to decrease by approximately $41 million, of which $20 million represents a cash payment. This agreement is expected to be finalized in the third quarter at which time the tax of $20 million plus interest of approximately $13 million will be paid.

Segment Results of Operations

Dole has three reportable operating segments: fresh fruit, fresh vegetables and packaged foods. These reportable segments are managed separately due to differences in their products, production processes, distribution channels and customer bases.

Management evaluates and monitors segment performance primarily through, among other measures, EBIT. EBIT before discontinued operations is calculated from net income by adding interest expense and income tax expense, and subtracting income from discontinued operations, net of income taxes, and gain on disposal of discontinued operations, net of income taxes. Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to Dole as a whole. EBIT is not defined under U.S. GAAP and should not be considered in isolation or as a substitute for net income or cash flow measures prepared in accordance with U.S. GAAP or as a measure of Dole’s profitability. Additionally, Dole’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate EBIT in the same manner.

Revenues from external customers and EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended		Half Year Ended
	June 18,	June 19,	June 18,	June 19,
	2011	2010	2011	2010
	(In thousands)

Revenues from external customers:
Fresh fruit	$1,364,778	$1,223,438	$2,539,444	$2,346,401
Fresh vegetables	278,425	268,869	524,939	499,395
Packaged foods	272,341	249,061	537,121	501,304
Corporate	181	154	325	296

	$1,915,725	$1,741,522	$3,601,829	$3,347,396

	Quarter Ended		Half Year Ended
	June 18,	June 19,	June 18,	June 19,
	2011	2010	2011	2010
	(In thousands)

Fresh fruit EBIT	$109,597	$67,846	$176,600	$110,999
Fresh vegetables EBIT	3,634	7,396	14,730	17,886
Packaged foods EBIT	25,881	24,815	38,061	53,829

Total operating segments EBIT	139,112	100,057	229,391	182,714
Corporate:
Unrealized loss on cross currency swap	—	(10,713)	(3,787)	(14,301)
Net gain (loss) on long-term Japanese yen hedges	4,825	—	(22,580)	—
Net unrealized gain (loss) on foreign denominated instruments	(514)	1,739	(6,434)	6,465
Operating and other expenses	(12,403)	(11,733)	(23,117)	(28,888)

Corporate	(8,092)	(20,707)	(55,918)	(36,724)
Interest expense	(34,837)	(37,138)	(70,307)	(78,188)
Income taxes	(13,518)	(9,067)	(18,658)	(12,242)

Income from continuing operations	82,665	33,145	84,508	55,560
Income from discontinued operations, net of income taxes	29	327	231	674
Gain from disposal of discontinued operations, net of income taxes	339	—	339	—

Net income	$83,033	$33,472	$85,078	$56,234

Fresh Fruit

Fresh fruit revenues for the quarter ended June 18, 2011 increased 12% to $1.36 billion from $1.22 billion for the quarter ended June 19, 2010. Worldwide banana sales increased $59 million as a result of higher volumes sold in North America and Asia and higher global banana pricing. Banana sales also benefitted from favorable Japanese yen and euro foreign currency exchange movements. These improvements were partially offset by planned lower volumes sold in Europe. European ripening and distribution sales increased $53 million as a result of higher local pricing and favorable euro and Swedish krona foreign currency exchange movements. Revenues in Asia also increased $16 million due to higher pricing of other fresh fruit as well as higher volume and pricing of fresh pineapple. Sales of Chilean deciduous fruit increased $12 million primarily due to higher volumes worldwide. Net favorable foreign currency exchange movements in Dole’s foreign selling locations resulted in higher revenues of approximately $92 million during the quarter ended June 18, 2011. Fresh fruit revenues for the half year ended

June 18, 2011 increased 8% to $2.5 billion from $2.3 billion for the half year ended June 19, 2010. The increase in revenues was mainly due to the same factors that impacted sales during the second quarter. Net favorable foreign currency exchange movements in Dole’s foreign selling locations resulted in higher revenues of approximately $111 million during the half year ended June 18, 2011.

Dole’s fresh fruit segment EBIT is significantly impacted by certain items, which are included in the table below:

	Quarter Ended		Half Year Ended
	June 18,	June 19,	June 18,	June 19,
	2011	2010	2011	2010
	(In thousands)

Fresh fruit products	$117,183	$69,534	$188,299	$106,390
Charges for restructuring and long-term receivables	(5,947)	(762)	(8,702)	(1,370)
Unrealized loss on foreign currency and fuel hedges	(1,798)	(1,473)	(629)	(1,543)
Net gain on long-term Japanese yen hedge hedges	141	—	141	—
Foreign currency exchange gain (loss) on vessel obligations	(130)	(81)	(2,539)	5,093
Net unrealized gain (loss) on foreign denominated instruments	137	(322)	19	(492)
Gain on asset sales	11	950	11	2,921

Total Fresh fruit EBIT	$109,597	$67,846	$176,600	$110,999

Fresh fruit EBIT for the quarter ended June 18, 2011 increased 62% to $109.6 million from $67.8 million for the quarter ended June 19, 2010. Banana EBIT increased as a result of improved pricing worldwide, as well as lower shipping and distribution costs in Europe. The decrease in shipping costs was due primarily to Dole’s restructuring initiatives which reduced vessel charters and inland freight costs. These improvements were partially offset by higher fruit costs worldwide as well as higher shipping, selling and marketing costs in North America and Asia. Higher fruit costs resulted from adverse weather conditions in Latin America which significantly impacted supply and caused an increase in contract prices from Latin American growers. EBIT in the European ripening and distribution business increased as improved pricing and higher equity earnings were partially offset by higher product and distribution costs. If foreign currency exchange rates in Dole’s significant fresh fruit foreign operations during the quarter ended June 18, 2011 had remained unchanged from those experienced during the quarter ended June 19, 2010, Dole estimates that fresh fruit EBIT would have been lower by approximately $10.5 million. Fresh fruit EBIT for the half year ended June 18, 2011 increased 59% to $176.6 million from $111 million for the half year ended June 19, 2010. The increase in EBIT was mainly due to the same factors that impacted EBIT during the second quarter. If foreign currency exchange rates in Dole’s significant fresh fruit foreign operations during the half year ended June 18, 2011 had remained unchanged from those experienced during the half year ended June 19, 2010, Dole estimates that fresh fruit EBIT would have been lower by approximately $12.3 million.

Fresh Vegetables

Fresh vegetables revenues for the quarter ended June 18, 2011 increased 4% to $278.4 million from $268.9 million for the quarter ended June 19, 2010. Packaged salads revenues increased as a result of higher volumes sold and higher pricing. Asia fresh-packed vegetables revenues increased primarily due to favorable changes in product mix and a favorable Japanese yen foreign currency exchange rate impact. Revenues in the North America fresh-packed vegetable business during the second quarter were comparable as improved pricing for celery and strawberries was offset by lower volume and pricing of iceberg lettuce. Fresh vegetables revenues for the half year ended June 18, 2011 increased 5% to $524.9 million from $499.4 million for the half year ended June 19, 2010. Packaged salads revenues increased as a result of higher pricing, higher volumes sold and a favorable change in product mix. Higher revenues in the North America fresh-packed vegetable business resulted primarily from improved pricing across all major vegetable product lines, partially offset by lower volumes. The increase in pricing resulted from product shortages due to challenging weather conditions during January and February. Asia fresh-packed vegetables revenues increased primarily due to higher local pricing and a favorable Japanese yen foreign currency exchange rate impact partially offset by lower volumes.

Fresh vegetables EBIT for the quarter ended June 18, 2011 decreased to $3.6 million from $7.4 million for the quarter ended June 19, 2010. The decrease in EBIT was primarily due to higher product costs in the North America and Asia fresh-packed vegetables business. Earnings in the packaged salads business decreased as result of higher packaging costs and selling expenses partially offset by improved pricing. In addition, higher general and administrative expenses were incurred in the North America fresh-packed vegetables and packaged salads businesses. Fresh vegetables EBIT for the half year ended June 18, 2011 decreased to $14.7 million from $17.9 million for the half year ended June 19, 2010. The decrease in EBIT was mainly due to the same factors that impacted EBIT during the second quarter except for higher pricing of iceberg and romaine lettuce in the North America fresh-packed vegetables business in the first quarter of 2011.

Packaged Foods

Packaged foods revenues for the quarter ended June 18, 2011 increased 9% to $272.3 million from $249.1 million for the quarter ended June 19, 2010. Revenues increased primarily due to higher volumes of packaged fruit products sold in North America and Asia as well as higher pricing worldwide. Revenues in North America benefitted from higher volumes due to the timing of Easter, which occurred later in 2011 than in 2010. Packaged foods revenues for the half year ended June 18, 2011 increased 7% to $537.1 million from $501.3 million for the half year ended June 19, 2010. The increase in revenues was mainly due to the same factors that impacted revenues during the second quarter except for higher volumes in Europe and lower North America volumes sold in the first quarter of 2011.

EBIT in the packaged foods segment for the quarter ended June 18, 2011 increased to $25.9 million from $24.8 million for the quarter ended June 19, 2010. EBIT increased primarily due to higher pricing partially offset by higher product, selling, marketing and general and administrative costs worldwide. The increase in product costs resulted from higher purchased fruit costs, higher commodity costs and unfavorable foreign currency exchange movements in Thailand and the Philippines, where product is sourced. If foreign currency exchange rates in Dole’s packaged foods foreign operations during the quarter ended June 18, 2011 had remained unchanged from those experienced during the quarter ended June 19, 2010, Dole estimates that packaged foods EBIT would have been higher by approximately $4 million. EBIT in the packaged foods segment for the half year ended June 18, 2011 decreased to $38.1 million from $53.8 million for the half year ended June 19, 2010. The decrease in EBIT was due primarily to higher marketing expense, as well as higher product, selling and general and administrative costs worldwide partially offset by higher pricing. The increase in marketing expenditures was associated with the North America product launch of FRUIT BOWLS® in 100% juice and fruit in jars in 100% juice. If foreign currency exchange rates in Dole’s packaged foods foreign operations during the half year ended June 18, 2011 had remained unchanged from those experienced during the quarter ended June 19, 2010, Dole estimates that packaged foods EBIT would have been higher by approximately $7 million.

Corporate

Corporate EBIT was a loss of $8.1 million for the quarter ended June 18, 2011 compared to a loss of $20.7 million for the quarter ended June 19, 2010. The improvement in EBIT was primarily due to the absence of net losses of $8.4 million generated on the cross currency swap which was effectively ceased during the first quarter of 2011. In addition, unrealized gains of $4.8 million were generated on the long-term Japanese yen hedges during the second quarter of 2011. Corporate EBIT was a loss of $55.9 million for the half year ended June 18, 2011 compared to a loss of $36.7 million for the half year ended June 19, 2010. The change in EBIT was primarily due to unrealized losses of $27.4 million incurred in connection with the end of the cross currency swap. In addition, unrealized losses of $6.4 were recorded during the first half of 2011 on foreign denominated instruments compared with unrealized gains of $6.5 million recorded during the first half of 2010. These factors were partially offset by a decrease in net losses of $7.9 million on Dole’s cross currency swap and unrealized gains of $4.8 million related to the long-term Japanese yen hedges. In addition, there was an absence of write-off of deferred debt issuance costs of $4.6 million associated with Dole’s March 2010 debt refinancing transactions and as a well as a decrease in incentive compensation accruals.

Liquidity and Capital Resources

Cash flows provided by operating activities were $77 million for the half year ended June 18, 2011, compared to $91 million provided by operating activities for the half year ended June 19, 2010. Operating cash flows decreased $14 million primarily due to higher inventory costs due to rising commodity prices and higher receivables due in part to timing of collections. These factors were partially offset by higher net income and higher levels of accounts payables due in part to timing of payments.

Cash flows provided by investing activities were $16.7 million for the half year ended June 18, 2011, compared to cash flows used in investing activities of $14.4 million for the half year ended June 19, 2010. The change was primarily due to a $44.2 million decrease in restricted deposits primarily due to the elimination of the collateral requirement due to the end of the cross currency swap and a reduction in cash on deposit related to a bank guarantee. This was partially offset by a decrease in cash proceeds received from the sale of assets and an increase in capital expenditures.

Cash flows used in financing activities was $27.4 million for the half year ended June 18, 2011, compared to $7.8 million for the half year ended June 19, 2010. The change was primarily due to an increase in debt repayments.

As of June 18, 2011, Dole had a cash balance of $238.9 million and an ABL revolver borrowing base of $289.2 million. There were no borrowings under the ABL revolver at June 18, 2011. After taking into account approximately $87.1 million of outstanding letters of credit issued under the ABL revolver, Dole had approximately $202.1 million available for borrowings as of June 18, 2011.

Dole’s term loan and ABL revolver facilities were amended on July 8, 2011. The amendments, among other things: (i) for the ABL revolver facility, decreased the applicable margin for LIBOR borrowings to 1.75% — 2.25%, and for base rate borrowings to 0.75% — 1.25%, with the rate at any time determined by the average historical borrowing availability; (ii) for the term loan facilities, reduced the LIBOR floor to 1.25% and increased the LIBOR applicable margin to 3.75%, and the base rate applicable margin to 2.75%, with an opportunity to reduce the applicable margin by 0.25% after December 31, 2011 if Dole’s Total Leverage Ratio is 3.50:1.00 or lower; (iii) eliminated the financial maintenance covenants of total leverage ratio and minimum interest coverage ratio (such covenants had been in the previous term loan facilities, but not the revolving credit facility); (iv) added greater operating and financial flexibility for Dole; and (v) provided for other technical and clarifying changes. The amended credit facilities provide $900 million of term debt due 2018 and up to $350 million of revolving debt due 2016.

In connection with the July 8, 2011 amendment of the term loan and ABL revolver facilities, Dole will record a charge of approximately $13 million to other income (expense) in the condensed consolidated statement of operations during the third quarter of 2011. This charge relates to fees incurred in connection with the refinancing as well as the write-off of deferred debt issuance costs and debt discounts.

During the third quarter of 2011, Dole repurchased and retired $38 million of the 13.875% Notes due 2014. As a result of the repurchase, Dole will record a charge of approximately $10 million to other income (expense) in the condensed consolidated statement of operations during the third quarter of 2011. This charge relates to premium paid in connection with the early debt retirement as well as the write-off of deferred debt issuance costs and debt discounts

Dole believes that available borrowing capacity under the revolving credit facility and subsidiaries’ uncommitted lines of credit, together with its existing cash balances, future cash flow from operations, planned asset sales and access to capital markets will enable it to meet its working capital, capital expenditure, debt maturity and other commitments and funding requirements over the next 12 months. Management’s plan is dependent upon the occurrence of future events which will be impacted by a number of factors including the general economic environment in which Dole operates, Dole’s ability to generate cash flow from its operations, and its ability to attract buyers for assets being marketed for sale. Factors impacting Dole’s cash flow from operations include, but are not limited to, items such as product pricing, commodity prices, interest rates and foreign currency exchange rates.

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

During fiscal 2010, Dole recorded tariff refunds of $8 million for the period from December 15, 2009 through June 8, 2010, of which $7.4 million was collected. Dole expects the remaining balance to be collected during the third quarter of 2011. The lower tariff rates benefitted fiscal 2010 EBIT by an additional amount of approximately $7 million and first half of 2011 EBIT by approximately $1 million.

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

For the half year ended June 18, 2011, there have been no material changes in the market risk disclosure presented in Dole’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011. For information regarding Dole’s derivative instruments and hedging activities, refer to Note 14 to the condensed consolidated financial statements contained in this Quarterly Report.

Item 4.	CONTROLS AND PROCEDURES

An evaluation was carried out as of June 18, 2011 under the supervision and with the participation of Dole’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act. Based upon this evaluation, Dole’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 18, 2011.

During the 2nd quarter of 2011, we implemented a new Enterprise Resource Planning (ERP) system for our North American packaged foods operation. The implementation was completed and the system went “live” on April 24, 2011. An ERP system is a fully-integrated set of programs and databases that incorporate order processing, production planning and scheduling, purchasing, accounts receivable, inventory management and accounting. This implementation was subject to various testing and review procedures prior to execution. In connection with this ERP system implementation, we have updated our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
DOLE FOOD COMPANY, INC.

Item 1.	Legal Proceedings

For information regarding legal matters, refer to Note 12 to the condensed consolidated financial statements contained in this Quarterly Report.

Item 6.	Exhibits

Exhibit
Number

10	.24*	Dole Food Company, Inc. Stock Incentive Plan, as amended
31	.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31	.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	.1†	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32	.2†	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101**		The following financial information from Dole Food Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 18, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statement of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Stockholders’ Equity and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

** Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

†	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLE FOOD COMPANY, INC.

REGISTRANT

By:	/s/ Joseph S. Tesoriero
Joseph S. Tesoriero
Executive Vice President and
Chief Financial Officer

By:	/s/ Yoon J. Hugh
Yoon J. Hugh
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

July 28, 2011

EXHIBIT INDEX

Exhibit
Number

10	.24*	Dole Food Company, Inc. Stock Incentive Plan, as amended
31	.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act.
31	.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	.1†	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32	.2†	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101**		The following financial information from Dole Food Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 18, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statement of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Stockholders’ Equity and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

†	Furnished herewith