Form 10-Q
period 2011-10-08
DOLE FOOD CO INC
filed 2011-11-17
CIK 18169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 8, 2011
or
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 15, 2011
Common Stock, $0.001 Par Value	88,601,769

DOLE FOOD COMPANY, INC.

PART I.

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended		Three Quarters Ended
	October 8, 2011	October 9, 2010	October 8, 2011	October 9, 2010
	(In thousands, except per share data)
Revenues, net	$2,086,032	$1,988,571	$5,687,861	$5,335,967
Cost of products sold	(1,910,314)	(1,789,085)	(5,047,176)	(4,763,474)

Gross margin	175,718	199,486	640,685	572,493
Selling, marketing and general and administrative expenses	(160,902)	(137,712)	(415,865)	(372,792)
Charges for restructuring and long-term receivables (Notes 5 and 7)	(7,877)	(23,518)	(16,579)	(24,888)
Gain on arbitration settlement, net	—	27,271	—	27,271
Gain on asset sales (Note 13)	3,326	—	3,337	2,921

Operating income	10,265	65,527	211,578	205,005
Other income (expense), net (Note 3)	(18,956)	(61,994)	(53,970)	(62,883)
Interest income	1,318	1,606	3,802	4,724
Interest expense	(41,402)	(49,187)	(111,709)	(127,375)

Income (loss) from continuing operations before income taxes and equity earnings	(48,775)	(44,048)	49,701	19,471
Income taxes	(123)	(7,522)	(18,781)	(19,764)
Earnings (losses) from equity method investments	1,937	(1,604)	6,627	2,679

Income (loss) from continuing operations	(46,961)	(53,174)	37,547	2,386
Income (loss) from discontinued operations, net of income taxes	(43)	202	188	876
Gain on disposal of discontinued operations, net of income taxes	—	4,143	339	4,143

Net income (loss)	(47,004)	(48,829)	38,074	7,405
Less: Net income attributable to noncontrolling interests	(1,634)	(1,547)	(3,906)	(3,307)

Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$(48,638)	$(50,376)	$34,168	$4,098

Earnings per share — Basic and Diluted (Note 16):
Income (loss) from continuing operations	$(0.54)	$(0.61)	$0.43	$0.03
Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$(0.56)	$(0.58)	$0.39	$0.05

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended		Three Quarters Ended
	October 8, 2011	October 9, 2010	October 8, 2011	October 9, 2010
	(In thousands)
Net income (loss)	$(47,004)	$(48,829)	$38,074	$7,405
Net foreign currency translation adjustment	(11,909)	35,809	(4,383)	11,068
Unrealized hedging gains (losses), net of income taxes of ($1,202), $1,857, ($1,841) and $2,023, respectively	(35,026)	(24,429)	(49,223)	(16,023)
Reclassification of realized losses to net income, net of income taxes of $382, $5, $1,062 and ($21), respectively	11,557	2,187	25,280	4,446

Comprehensive income (loss)	(82,382)	(35,262)	9,748	6,896
Less: Comprehensive income attributable to noncontrolling interests	(1,610)	(1,577)	(3,905)	(3,311)

Comprehensive income (loss) attributable to shareholders of Dole Food Company, Inc.	$(83,992)	$(36,839)	$5,843	$3,585

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 8, 2011	January 1, 2011
	(In thousands, except per share data)
ASSETS
Cash and cash equivalents	$190,586	$170,147
Restricted cash and deposits	5,683	51,108
Receivables, net of allowances of $32,821 and $36,533, respectively	700,420	751,265
Inventories	805,872	734,966
Prepaid expenses and other assets	67,816	67,909
Deferred income tax assets	43,835	36,810
Assets held-for-sale (Note 13)	120,845	86,050

Total current assets	1,935,057	1,898,255
Investments	97,170	87,914
Property, plant and equipment, net of accumulated depreciation of $1,146,997 and $1,117,461, respectively	894,078	943,030
Goodwill	407,247	407,247
Intangible assets, net	698,106	701,081
Other assets, net	217,048	219,463

Total assets	$4,248,706	$4,256,990

LIABILITIES AND EQUITY
Accounts payable	$486,561	$521,330
Liabilities related to assets held-for-sale (Note 13)	19,951	—
Accrued liabilities	533,771	642,481
Current portion of long-term debt, net	9,411	7,348
Notes payable	28,040	31,922

Total current liabilities	1,077,734	1,203,081
Long-term debt, net	1,575,559	1,564,325
Deferred income tax liabilities	248,838	244,324
Other long-term liabilities	515,640	428,476
Commitments and contingencies (Note 12)
Shareholders’ equity
Preferred stock — $0.001 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock — $0.001 par value; 300,000 shares authorized, 88,604 and 88,611 shares issued and outstanding as of October 8, 2011 and January 1, 2011, respectively	89	89
Additional paid-in capital	784,121	776,918
Retained earnings	105,251	71,083
Accumulated other comprehensive loss	(84,246)	(55,921)

Equity attributable to shareholders of Dole Food Company, Inc.	805,215	792,169
Equity attributable to noncontrolling interests	25,720	24,615

Total equity	830,935	816,784

Total liabilities and equity	$4,248,706	$4,256,990

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Quarters Ended
	October 8, 2011	October 9, 2010
	(In thousands)
Operating Activities
Net income	$38,074	$7,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,064	87,621
Share-based compensation expense	6,891	4,838
Net losses on financial instruments	27,369	65,605
Asset write-offs and net (gain) loss on sale of assets	6,202	(2,760)
Earnings from equity method investments	(6,627)	(2,679)
Amortization of debt discounts and debt issuance costs	8,569	8,224
Provision for long-term receivables	—	11,058
Write-off of debt issuance costs and refinancing fees	12,759	4,650
Loss on early retirement of notes	13,453	—
Provision for deferred income taxes	(51)	1,540
Pension and other postretirement benefit plan expense	17,933	14,270
Other	15	583
Changes in operating assets and liabilities:
Receivables	(7,707)	(12,569)
Inventories	(86,765)	(2,768)
Prepaid expenses and other assets	(9,224)	(29,862)
Income taxes	907	(4,120)
Accounts payable	(2,874)	13,139
Accrued liabilities	(34,053)	(2,678)
Other long-term liabilities	(24,653)	(22,609)

Cash flow provided by operating activities	39,282	138,888
Investing Activities
Cash received from sales of assets and businesses, net of cash disposed	23,365	32,582
Cash received from sale of investments	1,051	—
Capital expenditures	(55,801)	(59,963)
Restricted deposits	45,425	(14,550)
Investment in non-consolidated subsidiary	(2,038)	—
Other	(579)	(567)

Cash flow provided by (used in) investing activities	11,423	(42,498)
Financing Activities
Short-term debt repayments, net of borrowings	(7,196)	(12,134)
Long-term debt borrowings	1,056,350	923,325
Long-term debt repayments	(1,051,128)	(911,125)
Payment of debt issuance costs	(13,007)	(17,000)
Premium on early retirement of notes	(10,238)	—
Payment of initial public offering costs	—	(959)
Net proceeds from stock option exercises	312	—
Dividends paid to noncontrolling interests	(2,800)	(1,792)
Settlement of long-term Japanese yen hedge forwards	(3,290)	—

Cash flow used in financing activities	(30,997)	(19,685)

Effect of foreign currency exchange rate changes on cash	731	4,476

Increase in cash and cash equivalents	20,439	81,181
Cash and cash equivalents at beginning of period	170,147	119,670

Cash and cash equivalents at end of period	$190,586	$200,851

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(Unaudited)

Supplemental cash flow information

At October 8, 2011 and January 1, 2011, accounts payable included approximately $4.1 million and $18.3 million, respectively, for capital expenditures. Of the $18.3 million of capital expenditures included in accounts payable at January 1, 2011, approximately $16.4 million had been paid during the three quarters ended October 8, 2011. Of the $6.1 million of capital additions included in accounts payable at January 2, 2010, the majority was paid during the three quarters ended October 9, 2010.

During the first quarter of 2011, Dole effectively extinguished its cross currency swap liability by entering into a series of Japanese yen forward contracts (“long-term Japanese yen hedges”) that mature over a four year period. Refer to Note 14 — Derivative Financial Instruments for additional information.

During fiscal 2007, two of Dole’s non-wholly-owned subsidiaries sold land parcels located in Central California to subsidiaries of Castle and Cooke, Inc. (“Castle”) for $40.3 million, of which $30.5 million was in cash and $9.8 million was a note receivable. Castle is owned by David H. Murdock, Dole’s Chairman. During the third quarter of 2010, Dole collected $5.7 million which represented its share of the note receivable. The remaining $4.1 million note receivable balance was ultimately disbursed to our minority partner during the third quarter of 2010 as a non-cash distribution.

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Equity Attributable to Shareholders’ of Dole Food Company, Inc.
					Accumulated Other Comprehensive Income (Loss)			Equity Attributable To Noncontrolling Interests
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Pension & Other Postretirement Benefits	Cumulative Translation Adjustment	Unrealized Gains (Losses) on Hedges		Total Equity
	(In thousands)
Balance at January 2, 2010	88,233	$88	$768,973	$105,207	$(52,393)	$38,226	$(21,126)	$27,004	$865,979
Net income	—	—	—	4,098	—	—	—	3,307	7,405
Share-based compensation	—	—	4,838	—	—	—	—	—	4,838
Cancellation of restricted stock	(12)	—	—	—	—	—	—	—	—
Transfer of land from affiliate entity	—	—	188	—	—	—	—	—	188
Dividends paid	—	—	—	—	—	—	—	(1,792)	(1,792)
Non-cash distribution	—	—	—	—	—	—	—	(4,078)	(4,078)
Net foreign currency translation adjustment	—	—	—	—	—	11,064	—	4	11,068
Unrealized hedging gains (losses), net of income taxes of $2,023	—	—	—	—	—	—	(16,023)	—	(16,023)
Reclassification of realized losses to net income, net of income taxes of ($21)	—	—	—	—	—	—	4,446	—	4,446

Balance at October 9, 2010	88,221	$88	$773,999	$109,305	$(52,393)	$49,290	$(32,703)	$24,445	$872,031

Balance at January 1, 2011	88,611	$89	$776,918	$71,083	$(71,836)	$42,067	$(26,152)	$24,615	$816,784
Net income	—	—	—	34,168	—	—	—	3,906	38,074
Share-based compensation	—	—	6,891	—	—	—	—	—	6,891
Exercise of stock options	27	—	312	—	—	—	—	—	312
Issuance of restricted stock	6	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(40)	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(2,800)	(2,800)
Net foreign currency translation adjustment	—	—	—	—	—	(4,382)	—	(1)	(4,383)
Unrealized hedging gains (losses), net of income taxes of ($1,841)	—	—	—	—	—	—	(49,223)	—	(49,223)
Reclassification of realized losses to net income, net of income taxes of $1,062	—	—	—	—	—	—	25,280	—	25,280

Balance at October 8, 2011	88,604	$89	$784,121	$105,251	$(71,836)	$37,685	$(50,095)	$25,720	$830,935

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) include all adjustments necessary, which are of a normal recurring nature, to present fairly Dole’s financial position, results of operations and cash flows. Dole operates under a 52/53-week year. The quarters ended October 8, 2011 and October 9, 2010 are sixteen weeks in duration. For a summary of significant accounting policies and additional information relating to Dole’s financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of Dole’s Annual Report on Form 10-K for the year ended January 1, 2011.

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

NOTE 2 — RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

During June 2011, the Financial Accounting Standards Board (“FASB”) issued a standard which revised the presentation of other comprehensive income (“OCI”). The new guidance requires entities to present net income and OCI in either a single continuous statement or in separate consecutive statements. The guidance does not change the components of net income or OCI, when OCI should be reclassified to net income, or the earnings per share calculation. This accounting guidance is effective for annual reporting periods beginning after December 15, 2011. Dole early adopted the guidance as permitted during the second quarter of 2011. The adoption of the standard had no impact on Dole’s results of operations or financial position.

In September 2011, the FASB issued a standard which amended how entities test for goodwill impairments. The new guidance permits a company to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This accounting guidance is effective for annual reporting periods beginning after December 15, 2011, and is effective for Dole beginning the first quarter of 2012. The adoption of the standard is expected to have no impact on Dole’s results of operations or financial position.

During September 2011, the FASB issued a standard which amended the disclosures for multi-employer pension plans. The new guidance requires entities to present additional quantitative and qualitative information including the plan name and identifying number, the level of participation, nature of the employer commitment as well as the overall funding health of the significant plans in which they are participating. This accounting guidance is effective for fiscal years ending after December 15, 2011, and is effective for Dole beginning the fourth quarter of 2011, at which time Dole will provide the required additional disclosures.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 3 — OTHER INCOME (EXPENSE), NET

Included in other income (expense), net in Dole’s condensed consolidated statements of operations for the quarters and three quarters ended October 8, 2011 and October 9, 2010 are the following items:

	Quarter Ended		Three Quarters Ended
	October 8, 2011	October 9, 2010	October 8, 2011	October 9, 2010
	(In thousands)
Unrealized loss on cross currency swap	$—	$(45,562)	$(3,787)	$(59,863)
Realized gain on cross currency swap	—	2,115	1,885	6,662
Gain (loss) on long-term Japanese yen hedges	2,413	—	(20,167)	—
Unrealized gain (loss) on foreign denominated borrowings	2,236	(13,748)	(5,911)	(6,281)
Realized gain (loss) on foreign denominated borrowings	(4)	(1)	(104)	1,101
Foreign currency exchange gain (loss) on vessel obligation	2,590	(3,946)	51	1,147
Write-off of debt issuance costs and refinancing fees	(12,739)	—	(12,759)	(4,650)
Loss on early retirement of notes	(13,453)	—	(13,453)	—
Other	1	(852)	275	(999)

Other income (expense), net	$(18,956)	$(61,994)	$(53,970)	$(62,883)

Refer to Note 14 — Derivative Financial Instruments for further discussion regarding Dole’s cross currency swap and long-term Japanese yen hedges.

NOTE 4 — INCOME TAXES

Dole recorded $18.8 million of income tax expense on $49.7 million of pretax income from continuing operations for the three quarters ended October 8, 2011. Income tax expense included an interest benefit of $2.9 million related to Dole’s unrecognized tax benefits. Income tax expense of $19.8 million on $19.5 million of pretax income from continuing operations was recorded for the three quarters ended October 9, 2010 which included interest expense of $0.7 million related to Dole’s unrecognized tax benefits. Dole’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions. For the periods presented, Dole’s income tax expense differs from the U.S. federal statutory rate applied to Dole’s pretax income primarily due to losses in certain jurisdictions for which it is more likely than not that a tax benefit will not be realized.

Dole is required to adjust its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. This could result in a higher or lower effective tax rate during a particular quarter based upon the mix and timing of actual earnings versus annual projections.

Dole recognizes accrued interest and penalties related to its unrecognized tax benefits as a component of income taxes in the accompanying condensed consolidated statements of operations. Accrued interest and penalties before tax benefits were $22.4 million and $25.3 million at October 8, 2011 and January 1, 2011, respectively. Of the $22.4 million, $11.2 million is included in accrued liabilities as of October 8, 2011. The remaining balances are included as a component of other long-term liabilities in the accompanying consolidated balance sheets.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Dole Food Company, Inc. or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, Dole is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2006.

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

During the second quarter of 2011, Dole received an income tax assessment in Costa Rica in the amount of approximately $43 million, including interest and penalties, relating to the audit of the years 2006 and 2007. Dole is challenging the assessment and believes it is without merit.

Internal Revenue Service Audit:    On August 27, 2009, the IRS completed its examination of Dole’s U.S. federal income tax returns for the years 2002-2005 and issued a Revenue Agent’s Report (“RAR”) that includes various proposed adjustments, including with respect to the 2003 going-private merger transactions. The IRS proposed that certain funding used in the going-private merger was taxable and that some related investment banking fees were not deductible. The net tax deficiency associated with the RAR is $122 million, plus interest. On October 27, 2009, Dole filed a protest letter challenging the proposed adjustments contained in the RAR and has been pursuing resolution of these issues with the Appeals division of the IRS. During the quarter ended October 8, 2011, Dole reached a final settlement with the Appeals Division on all issues. As a result, Dole’s total amount of unrecognized tax benefits will decrease by $41 million, of which $20 million represents a cash payment. The tax of $19 million was paid in the fourth quarter of 2011 and Dole expects to pay the remaining tax of $1 million and interest of approximately $11 million later in the fourth quarter.

NOTE 5 — LONG-TERM RECEIVABLES

At October 8, 2011, Dole’s long-term financing receivables consisted of $15.2 million grower advances, net of allowances, an $8.3 million note receivable related to the sale of discontinued operations, and net long-term trade receivables of $3.3 million. These assets have been included in other assets, in the accompanying condensed consolidated balance sheet as of October 8, 2011.

Dole’s grower advances are generally secured by the underlying assets of the grower, and Dole monitors the collectability of these advances through periodic review of financial information received from these growers. At October 8, 2011, these advances had an allowance for credit losses of $12.5 million, and approximately $6.5 million of the net grower advances were 90 days past due. Dole’s historical losses on its long-term grower advances have been immaterial and Dole expects this to continue. During the three quarters ended October 8, 2011, the allowance for grower advances increased by $1.8 million, of which $0.9 million related to an increase in the provision that was recorded to cost of products sold, and the remaining $0.9 million related to the reclassification of grower advances from short-term to long-term receivables.

At October 8, 2011, Dole has an $8.3 million note receivable and a $1.1 million interest receivable from the buyer of the fresh-cut flowers business. These receivables are secured by properties that have an estimated fair value in excess of the note, which was due in January 2011. Two of the three Colombian companies that have granted mortgages in such properties to secure their guaranties of such note are currently under reorganization pursuant to Colombian Law 1116. Dole is currently renegotiating with the buyer the terms of the note, including the timing of payment and the interest rate.

Dole has long-term trade receivables of $19.1 million due from an Eastern European customer, for which it is likely that payment will not be received during the next year. During fiscal 2010 and 2009, Dole recorded provisions for bad debt of $11.4 million and $4.4 million, respectively. $9.7 million and $11.1 million were recorded during the quarter and three quarters ended October 9, 2010, respectively. In addition, $0.3 million was recorded during the fourth quarter of 2010. The net receivable of $3.3 million represents management’s best estimate of its net realizable value after consideration of collateral securing the receivable.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 6 — INVENTORIES

The major classes of inventories were as follows:

	October 8, 2011	January 1, 2011
	(In thousands)
Finished products	$425,529	$362,799
Raw materials and work in progress	140,347	119,222
Crop-growing costs	178,204	195,010
Operating supplies and other	61,792	57,935

	$805,872	$734,966

NOTE 7 — CHARGES FOR RESTRUCTURING

As a result of challenging market conditions in Dole’s fresh fruit operations, Dole committed to a restructuring plan during the third quarter of 2010 in its fresh fruit segment in Europe, Latin America and Asia (“2010 plan”). These restructuring efforts are designed to reduce costs by realigning fruit supply with expected demand. As part of these initiatives, Dole restructured certain farming operations in Latin America and Asia, reorganized its European operations and rationalized vessel charters.

During the third quarter of 2011, Dole committed to further restructure its fresh fruit operations in Europe and Latin America, as well as restructure the fresh vegetables operations in Asia (“2011 plan”). As part of this plan, Dole consolidated certain operations in Europe to reduce overhead, restructured farming operations in Latin America, and further rationalized vessel charters. In addition, Dole ended certain unprofitable contractual arrangements in Asia.

As a result of these various initiatives, Dole expects to realize cash savings in its financial results. These savings are expected to result from lower production costs including lower labor costs on our farms and in our ports, enhanced farm productivity, lower distribution costs resulting from more efficient utilization of our shipping fleet, the termination of unprofitable contractual arrangements, and lower selling and general and administrative costs as a result of streamlining Dole’s organization in Europe.

2010 Restructuring Plan

Related to the 2010 plan, Dole incurred restructuring costs of $8.7 million and $17.4 million during the quarter and three quarters ended October 8, 2011, respectively, which includes approximately $5.3 million of inventory write-downs that were recorded in costs of products sold during the third quarter of 2011. Dole incurred cumulative restructuring costs of $38.8 million since the third quarter of 2010 for this plan. Of these costs, $19.7 million were paid or will be paid in cash, with the remaining amounts related to the non-cash write-down of long-lived assets and deferred crop-growing costs of $12.8 million as well as pension-related settlement charges of $6.3 million. Severance charges relating to employee terminations involved approximately 3,300 employees.

Dole expects to incur additional restructuring charges of approximately $3.2 million during the fourth quarter of fiscal 2011 and $0.3 million in fiscal 2012 related to the 2010 plan. These additional charges will primarily consist of employee severance, contract termination and pension-related settlement costs. Approximately 350 additional employees are expected to be impacted by these initiatives.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table summarizes restructuring charges related to the 2010 plan:

	Charges Incurred in Three Quarters 2011	Cumulative Charges Incurred	Additional Charges to be Incurred	Total Charges
	(In thousands)
Severance and other employee-related costs	$1,146	$7,814	$1,519	$9,333
Contract termination and other costs	7,385	11,843	584	12,427
Pension-related settlement charges	863	6,312	1,430	7,742
Asset write-downs	2,733	7,502	—	7,502

Subtotal	12,127	33,471	3,533	37,004
Inventory write-downs recorded in costs of products sold	5,294	5,294	—	5,294

Total restructuring charges	$17,421	$38,765	$3,533	$42,298

A rollforward of activity for Dole’s restructuring liabilities related to the 2010 plan, which are classified in accrued liabilities in the accompanying condensed consolidated balance sheets, is summarized as follows:

	Balance as of January 1, 2011	Charges	Cash Payments	Non-cash	Balance as of October 8, 2011
	(In thousands)
Severance and other employee-related costs	$2,092	$1,146	$(2,569)	$(215)	$454
Contract termination and other costs	3,555	7,385	(6,473)	—	4,467

Total	$5,647	$8,531	$(9,042)	$(215)	$4,921

2011 Restructuring Plan

Related to the 2011 plan, Dole incurred restructuring costs of $4.5 million during the quarter and three quarters ended October 8, 2011, respectively. Of these costs, $1.2 million were paid or will be paid in cash, with the remaining amounts related to the non-cash write-down of long-lived assets of $3.3 million. Severance charges relating to employee terminations involved approximately 300 employees.

Dole expects to incur additional restructuring charges of approximately $7.2 million during the fourth quarter of fiscal 2011 and $2 million in fiscal 2012 related to the 2011 plan. These additional charges will primarily consist of employee severance, contract termination and pension-related settlement costs. Approximately 250 additional employees are expected to be impacted by these initiatives.

The following table summarizes restructuring charges related to the 2011 plan:

	Charges Incurred in Third Quarter 2011	Additional Charges to be Incurred	Total Charges
	(In thousands)
Severance and other employee-related costs	$184	$1,730	$1,914
Contract termination and other costs	1,005	6,872	7,877
Pension-related settlement charges	—	610	610
Asset write-downs	3,263	—	3,263

Total	$4,452	$9,212	$13,664

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

A rollforward of activity for Dole’s restructuring liabilities related to the 2011 plan, which are classified in accrued liabilities in the accompanying condensed consolidated balance sheets, is summarized as follows:

	Balance as of January 1, 2011	Charges	Cash Payments	Balance as of October 8, 2011
	(In thousands)
Severance and other employee-related costs	$—	$184	$(52)	$132
Contract termination and other costs	—	1,005	(105)	900

Total	$—	$1,189	$(157)	$1,032

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS

Goodwill has been allocated to Dole’s reporting segments as follows:

	Fresh Fruit	Fresh Vegetables	Packaged Foods	Total
	(In thousands)
Balance as of January 1, 2011 and October 8, 2011	$275,430	$71,206	$60,611	$407,247

Details of Dole’s intangible assets were as follows:

	October 8, 2011	January 1, 2011
	(In thousands)
Amortized intangible assets:
Customer relationships	$38,501	$38,501
Other amortized intangible assets	738	2,064

	39,239	40,565
Accumulated amortization — customer relationships	(30,434)	(27,605)
Other accumulated amortization	(314)	(1,494)

Accumulated amortization — intangible assets	(30,748)	(29,099)

Amortized intangible assets, net	8,491	11,466

Indefinite-lived intangible assets:

Trademark and trade names	689,615	689,615

Total identifiable intangible assets, net	$698,106	$701,081

Amortization expense of intangible assets totaled $1.1 million and $1.2 million for the quarters ended October 8, 2011 and October 9, 2010, respectively, and $2.9 million and $3 million for the three quarters ended October 8, 2011 and October 9, 2010, respectively.

As of October 8, 2011, the estimated amortization expense associated with Dole’s intangible assets for the remainder of 2011 and in each of the next four fiscal years is as follows (in thousands):

Fiscal Year	Amount
2011 (remainder of year)	$845
2012	$3,677
2013	$1,498
2014	$842
2015	$842

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Dole performed its annual impairment test for goodwill and indefinite-lived intangible assets during the second quarter of fiscal 2011. This test indicated no impairment to goodwill or any of Dole’s indefinite-lived intangible assets. Further, Dole evaluates goodwill and indefinite-lived intangible assets for impairment indicators on an ongoing basis. Dole performs updates of its impairment testing for recoverability of goodwill and indefinite-lived intangible assets when there are impairment indicators. Dole does not currently believe that there are impairment indicators for Dole’s goodwill and indefinite-lived intangible assets.

NOTE 9 — NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:

	October 8, 2011	January 1, 2011
	(In thousands)
Unsecured debt:
8.75% debentures due 2013	$155,000	$155,000
Secured debt:
13.875% notes due 2014	174,904	227,437
8% notes due 2016	315,000	315,000
Revolving credit facility	—	—
Term loan facilities	897,750	829,829
Contracts and notes, at a weighted-average interest rate of 2.4% in 2011 (4.1% in 2010)	8,503	9,070
Capital lease obligations, at a weighted-average interest rate of 2.9% in 2011 (2.6% in 2010)	57,180	59,552
Notes payable, at a weighted-average interest rate of 3.1% in 2011 (3.5% in 2010)	28,040	31,922
Unamortized debt discount	(23,367)	(24,215)

	1,613,010	1,603,595
Current maturities, net of unamortized debt discounts	(37,451)	(39,270)

	$1,575,559	$1,564,325

Notes Payable

Dole borrows funds primarily on a short-term basis to finance current operations. The terms of these borrowings range from one month to three months. Dole’s notes payable at October 8, 2011 consist primarily of foreign borrowings in Asia and Latin America.

2011 Refinancing

Dole’s term loan and the asset-based lending senior secured revolving credit facility (“ABL revolver”) were amended and restated on July 8, 2011 (“2011 Refinancing”). The amendments reduced borrowing rates on the ABL revolver, with an opportunity to also reduce future borrowing rates on the term loan and eliminated the financial maintenance covenants of total leverage ratio and minimum interest coverage ratio (such covenants had been in the previous term loan facilities, but not the revolving credit facility). The amended credit facilities provided $900 million of term debt due 2018 and a $350 million revolving credit facility due 2016.

Partial Retirement of 13 7/8% notes due 2014

During the third quarter of 2011, Dole repurchased and retired $52.5 million of the 13.875% notes due 2014. As a result of the repurchase, Dole recorded a charge of approximately $13.5 million to other income (expense) in the condensed consolidated statement of operations during the third quarter of 2011. This charge relates to

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

premiums paid in connection with the early debt retirement as well as the write-off of deferred debt issuance costs and debt discounts.

Term Loans and Revolving Credit Facility

As of October 8, 2011, the term loan facilities consisted of $314.2 million of Term Loan B and $583.5 million of Term Loan C. The term loan facilities bear interest, at Dole’s option, at a rate per annum equal to either (i) the London Interbank Offer Rate (“LIBOR”) plus 3.75%, with a LIBOR floor of 1.25%; or (ii) a base rate plus 2.75%. Interest on the term loan facilities is payable quarterly in arrears or at maturity of LIBOR contracts. The weighted average variable interest rate at October 8, 2011 for Term Loan B and Term Loan C was 5.05%. The term loan facilities require quarterly principal payments, plus a balloon payment due in 2018. Dole had an interest rate swap to hedge future changes in interest rates on Term Loan C which matured June 2011. Refer to Note 14 — Derivative Financial Instruments for additional information related to this instrument.

As of October 8, 2011, the asset-based lending senior secured revolving credit facility borrowing base was $309.7 million. There were no borrowings under the ABL revolver at October 8, 2011. Amounts outstanding under the ABL revolver bear interest, at Dole’s option, at a rate per annum equal to either (i) LIBOR plus 1.75% to 2.25%, or (ii) a base rate plus 0.75% to 1.25%, in each case, based upon Dole’s historical borrowing availability under this facility. The ABL revolver matures in 2016. After taking into account approximately $82.1 million of outstanding letters of credit issued under the ABL revolver, Dole had approximately $227.6 million available for borrowings as of October 8, 2011.

Covenants

Provisions under the amended senior secured credit facilities and the indentures governing Dole’s senior notes and debentures require Dole to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments, liens, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. The ABL revolver also contains a “springing covenant,” which would not be effective unless the availability under the ABL revolver were to fall below the greater of (i) $35 million and (ii) 12.5% of the lesser of the Total Commitment (as defined) and the borrowing base. To date, the springing covenant has never been effective and Dole does not currently anticipate that the springing covenant will become effective. At October 8, 2011, Dole was in compliance with all applicable covenants.

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

Debt Discounts and Debt Issuance Costs

Debt issuance costs are capitalized and amortized into interest expense over the term of the underlying debt. During the quarter and three quarters ended October 8, 2011, Dole amortized deferred debt issuance costs of $1.7 million and $4.5 million, respectively. During the quarter and three quarters ended October 9, 2010, Dole amortized deferred debt issuance costs of $1.9 million and $4.5 million, respectively.

Dole wrote off approximately $4.6 million of deferred debt issuance costs during the three quarters ended October 9, 2010 resulting from the amendments of the senior secured credit facilities as well as the refinancing of the term loan facilities in connection with the amendments. The refinancing of the term loans and a portion of the

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

ABL revolver, as a result of the amendments, was accounted for as extinguishment of debt. The write-off related to these amendments was recorded in other income (expense) in the condensed consolidated statement of operations for the three quarters ended October 9, 2010.

Debt discounts are amortized into interest expense over the term of the underlying debt. During the quarter and three quarters ended October 8, 2011, Dole amortized debt discounts of $1.5 million and $3.8 million, respectively. During the quarter and three quarters ended October 9, 2010, Dole amortized debt discounts of $1.5 million and $3.5 million, respectively. Debt discounts on term loan facilities in connection with the 2011 Refinancing were $6.8 million.

As a result of the 2011 Refinancing, Dole recorded a charge of $12.7 million to other income (expense) in the condensed consolidated statement of operations during the third quarter of 2011. The charge relates to fees incurred in connection with the refinancing as well as the write-off of deferred debt issuance costs and debt discounts.

Fair Value of Debt

Dole estimates the fair value of its secured and unsecured notes and debentures based on current quoted market prices. The term loans are traded between institutional investors on the secondary loan market, and the fair values of the term loans are based on the last available trading price. The carrying values and estimated fair values of Dole’s debt are summarized below:

	October 8, 2011		January 1, 2011
	Carrying Values	Estimated Fair Values	Carrying Values	Estimated Fair Values
	(In thousands)
Secured and unsecured notes and debentures	$633,142	$680,778	$680,674	$774,873
Term loans	886,145	884,284	822,377	844,351

Carrying values are net of debt discounts.

NOTE 10 — EMPLOYEE BENEFIT PLANS

The components of Dole’s net periodic benefit cost for U.S. and international pension plans and other postretirement benefit (“OPRB”) plans were as follows:

	U.S. Pension Plans		International Pension Plans		OPRB Plans
	Quarter Ended		Quarter Ended		Quarter Ended
	October 8, 2011	October 9, 2010	October 8, 2011	October 9, 2010	October 8, 2011	October 9, 2010
	(In thousands)
Service cost	$57	$60	$2,248	$1,723	$23	$25
Interest cost	4,587	4,853	2,138	2,121	643	721
Expected return on plan assets	(5,039)	(5,032)	(140)	(139)	—	—
Amortization of:
Unrecognized net loss (gain)	2,034	1,183	281	142	21	(36)
Unrecognized prior service cost (benefit)	—	—	130	109	(1,085)	(1,084)
Unrecognized net transition obligation	—	—	—	8	—	—
Restructuring related settlements and other	—	—	332	2,668	47	—

	$1,639	$1,064	$4,989	$6,632	$(351)	$(374)

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	U.S. Pension Plans		International Pension Plans		OPRB Plans
	Three Quarters Ended		Three Quarters Ended		Three Quarters Ended
	October 8, 2011	October 9, 2010	October 8, 2011	October 9, 2010	October 8, 2011	October 9, 2010
	(In thousands)
Service cost	$143	$150	$5,159	$4,285	$58	$62
Interest cost	11,467	12,131	5,325	5,288	1,607	1,803
Expected return on plan assets	(12,597)	(12,580)	(347)	(345)	—	—
Amortization of:
Unrecognized net loss (gain)	5,084	2,959	702	358	51	(90)
Unrecognized prior service cost (benefit)	—	—	324	271	(2,711)	(2,710)
Unrecognized net transition obligation	—	—	1	20	—	—
Restructuring related settlements and other	—	—	1,889	2,668	1,778	—

	$4,097	$2,660	$13,053	$12,545	$783	$(935)

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Revenues from external customers and EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended		Three Quarters Ended
	October 8, 2011	October 9, 2010	October 8, 2011	October 9, 2010
	(In thousands)
Revenues from external customers:
Fresh fruit	$1,393,020	$1,327,317	$3,932,464	$3,673,718
Fresh vegetables	327,225	325,992	852,164	825,387
Packaged foods	365,601	335,028	902,722	836,332
Corporate	186	234	511	530

	$2,086,032	$1,988,571	$5,687,861	$5,335,967

	Quarter Ended		Three Quarters Ended
	October 8, 2011	October 9, 2010	October 8, 2011	October 9, 2010
	(In thousands)
Fresh fruit EBIT	$7,381	$35,959	$183,981	$146,958
Fresh vegetables EBIT	3,620	5,137	18,350	23,023
Packaged foods EBIT	24,054	24,514	62,115	78,343

Total operating segments EBIT	35,055	65,610	264,446	248,324
Corporate:
Unrealized loss on cross currency swap	—	(45,562)	(3,787)	(59,863)
Net gain (loss) on long-term Japanese yen hedges	2,413	—	(20,167)	—
Net unrealized gain (loss) on foreign denominated instruments	1,854	(12,491)	(4,580)	(6,026)
Write-off of debt issuance costs and refinancing fees	(12,739)	—	(12,759)	—
Loss on early retirement of notes	(13,453)	—	(13,453)	—
Operating and other expenses	(18,566)	(4,022)	(41,663)	(32,910)

Corporate	(40,491)	(62,075)	(96,409)	(98,799)
Interest expense	(41,402)	(49,187)	(111,709)	(127,375)
Income taxes	(123)	(7,522)	(18,781)	(19,764)

Income (loss) from continuing operations	(46,961)	(53,174)	37,547	2,386
Income (loss) from discontinued operations, net of income taxes	(43)	202	188	876
Gain from disposal of discontinued operations, net of income taxes	—	4,143	339	4,143

Net income (loss)	$(47,004)	$(48,829)	$38,074	$7,405

Dole’s equity earnings from equity method investments, which have been included in EBIT in the table above, relate primarily to the fresh fruit operating segment.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Total assets for the three reportable operating segments, corporate and fresh-cut flowers were as follows:

	October 8, 2011	January 1, 2011
	(In thousands)
Total assets:
Fresh fruit	$2,145,882	$2,149,345
Fresh vegetables	364,994	403,252
Packaged foods	764,166	678,929

Total operating segments	3,275,042	3,231,526
Corporate	968,641	1,017,868
Fresh-cut flowers — discontinued operation	5,023	7,596

	$4,248,706	$4,256,990

NOTE 12 — CONTINGENCIES

Dole is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to Dole’s operations. At October 8, 2011, guarantees of $2.4 million consisted primarily of amounts advanced under third-party bank agreements to independent growers that supply Dole with product. In addition, Dole had cash on deposit at October 8, 2011 of $5.5 million securing the indebtedness of several fruit suppliers. Dole has not historically experienced any significant losses associated with these guarantees.

Dole issues letters of credit and bank guarantees through its ABL revolver and, in addition, separately through major banking institutions. Dole also provides bonds issued by insurance companies. These letters of credit, bank guarantees and insurance company bonds are required by certain regulatory authorities, suppliers and other operating agreements. As of October 8, 2011, total letters of credit, bank guarantees and bonds outstanding under these arrangements were $165.1 million.

Dole also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. Dole guaranteed $200.7 million of its subsidiaries’ obligations to their suppliers and other third parties as of October 8, 2011.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Currently there are 229 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP or seeking enforcement of Nicaragua judgments. In addition, there are 13 labor cases pending in Costa Rica under that country’s national insurance program.

On October 3, 2011, Dole signed a definitive settlement agreement with the plaintiff group represented by the Provost & Umphrey Law Firm, L.L.P., which with full implementation will bring to an end all of their DBCP lawsuits and judgments. Of the 229 lawsuits pending worldwide, the settlement includes five lawsuits in the United States and 33 lawsuits in Nicaragua, which includes any and all Nicaragua judgments and plaintiff claims associated with Provost & Umphrey. The 33 Nicaragua cases represent approximately $9 billion in claimed damages and, in seven of those cases, judgments totaling $907.5 million. The effectiveness of the settlement is contingent upon the satisfaction of a number of conditions including various court approvals and signed releases from the plaintiff group. There is no assurance that the settlement effectiveness conditions will be satisfied. This settlement is consistent with the position Dole has taken in the past, that it is willing to seek reasonable resolution of pending DBCP litigation. The settlement, if it becomes effective, will not have a material effect on Dole’s financial position, results of operations or cash flows.

Of the 191 lawsuits not included in the Provost & Umphrey settlement, 16 are currently pending in various jurisdictions in the United States (one new case has been filed in California on behalf of plaintiffs from the Philippines, and one new case has been filed in Delaware on behalf of a plaintiff from Costa Rica). One case in Los Angeles Superior Court, the last remaining lawsuit brought in the United States by Nicaraguan plaintiffs, was dismissed after the Court found that the plaintiffs and their representatives engaged in blatant fraud, witness tampering and active manipulation. On March 11, 2011, the Court issued a final Statement of Decision, followed on March 31, 2011 by a Judgment, that vacates the prior judgment and dismisses all plaintiffs’ claims with prejudice. Plaintiffs filed a notice of appeal of that judgment on May 6, 2011.

The remaining lawsuits are pending in Latin America and the Philippines. Claimed damages in DBCP cases worldwide total approximately $45 billion ($36 billion not counting lawsuits included in the Provost & Umphrey settlement), with lawsuits in Nicaragua representing approximately 87% of this amount. Typically, in these cases Dole is a joint defendant with the major DBCP manufacturers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against Dole.

In Nicaragua, 195 cases are currently filed (of which 33 are active) in various courts throughout the country (162 cases not counting lawsuits included in the Provost & Umphrey settlement), all but two of which were brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional. Thirty-two cases have resulted in judgments in Nicaragua (25 cases not counting lawsuits included in the Provost & Umphrey settlement): $489.4 million (nine cases consolidated with 465 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; $64.8 million (one case with 85 claimants) on June 15, 2004;

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

$27.7 million (one case with 36 claimants) on March 17, 2005; $46.4 million (one case with 62 claimants) on August 20, 2005; $38.4 million (one case with 192 claimants) on November 14, 2007; and $357.7 million (eight cases with 417 claimants) on January 12, 2009, which Dole learned of unofficially. Except for the latest one, Dole has appealed all judgments. Dole will appeal the $357.7 million judgment once it has been served. The two judgments that resulted from seven of the cases filed by Provost & Umphrey, the $809 million judgment dated December 1, 2006 (six cases consolidated with 1,248 claimants) and the $98.5 million judgment dated August 8, 2005 (one case with 150 claimants), are included in the settlement.

In all but one of the active cases where the proceeding has reached the appropriate stage, Dole has sought to have the cases returned to the United States. In all of the cases where Dole’s request to return the case to the United States has been ruled upon, the courts have denied Dole’s request and Dole has appealed those decisions.

On November 10, 2009, the United States District Court for the Southern District of Florida issued final judgment in favor of Dole denying recognition and enforcement of the $98.5 million Nicaragua judgment against Dole and another U.S. company. On March 10, 2010, Plaintiffs filed an appeal before the United States Court of Appeals for the Eleventh Circuit. On March 25, 2011, the Eleventh Circuit affirmed the district court’s judgment, agreeing that “the Nicaraguan judgment is not due recognition and enforcement.” On April 14, 2011, Plaintiffs filed a Petition for Rehearing En Banc before the 11th Circuit, which was denied by the Court on June 28, 2011. On September 26, 2011, plaintiffs filed a petition for writ of certiorari with the U.S. Supreme Court. This enforcement action is included in the Provost & Umphrey settlement.

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

Dole received the Decision on October 21, 2008 and appealed the Decision to the European General Court in Luxembourg on December 24, 2008. The Court has set oral argument on the appeal for January 25, 2012.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Former Shell Site:    Shell Oil Company and Dole were sued in several cases filed in Los Angeles Superior Court, beginning in 2009, alleging property damage and personal injury by persons claiming to be current or former residents of a housing development built in the 1960s by a predecessor of what is now a Dole subsidiary, on land that had been owned and used by Shell as a crude oil storage facility for 40 years prior to the housing development. On April 20, 2011, the Court dismissed the case with prejudice, including all claims against Dole. On August 11, 2011, the Court overturned its dismissal in response to plaintiffs’ motion for reconsideration and permitted a now filed second amended complaint by plaintiffs. The defendants filed motions to dismiss plaintiffs’ second amended complaint. The California Regional Water Quality Control Board is supervising the cleanup on the former Shell site. On March 11, 2011, the Water Board issued a Cleanup and Abatement Order naming Shell as the Discharger and a Responsible Party, and ordering Shell to assess, monitor, and cleanup and abate the effects of contaminants discharged to soil and groundwater at the site. On April 22, 2011, the Water Board sent Dole a letter requiring Dole to supply information concerning ownership, development and activities of the former Shell site, which Dole did on September 15, 2011.

NOTE 13 — ASSETS HELD-FOR-SALE

Dole continuously reviews its assets in order to identify those assets that do not meet Dole’s future strategic direction or internal economic return criteria. As a result of this review, Dole has identified and is in the process of selling specific businesses and long-lived assets. Accordingly, Dole has reclassified these assets as held-for-sale.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Total assets held-for-sale by segment were as follows:

	Fresh Fruit	Fresh Vegetables	Packaged Foods	Fresh-Cut Flowers — Discontinued Operation	Total Assets Held-For-Sale
	(In thousands)
Balance as of January 1, 2011	$74,641	$599	$3,214	$7,596	$86,050
Additions	43,652	—	—	—	43,652
Sales	(6,284)	—	—	(2,573)	(8,857)

Balance as of October 8, 2011	$112,009	$599	$3,214	$5,023	$120,845

Total liabilities related to assets held-for-sale by segment were as follows:

	Fresh Fruit	Fresh Vegetables	Packaged Foods	Fresh-Cut Flowers — Discontinued Operation	Total Liabilities Held-For-Sale
	(In thousands)
Balance as of January 1, 2011	$—	$—	$—	$—	$—
Additions	19,951	—	—	—	19,951

Balance as of October 8, 2011	$19,951	$—	$—	$—	$19,951

The major classes of assets and liabilities held-for-sale included in Dole’s condensed consolidated balance sheet at October 8, 2011 were as follows:

	Fresh Fruit	Fresh Vegetables	Packaged Foods	Fresh-Cut Flowers — Discontinued Operation	Total Assets Held-For-Sale
	(In thousands)
Assets held-for-sale:
Receivables	$28,951	$—	$—	$—	$28,951
Inventories	4,288	—	—	—	4,288
Prepaid expenses	1,091	—	—	—	1,091
Deferred income tax assets	2,233	—	—	—	2,233
Property, plant and equipment, net of accumulated depreciation	75,055	599	3,214	5,023	83,891
Other assets, net	391	—	—	—	391

Total assets held-for-sale	$112,009	$599	$3,214	$5,023	$120,845

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Fresh Fruit	Fresh Vegetables	Packaged Foods	Fresh-Cut Flowers — Discontinued Operation	Total Liabilities Held-For-Sale
	(In thousands)
Liabilities related to assets held-for-sale:
Accounts payable and accrued liabilities	$19,580	$—	$—	$—	$19,580
Current portion of long-term debt	13	—	—	—	13
Other liabilities	358	—	—	—	358

Total liabilities related to assets held-for-sale	$19,951	$—	$—	$—	$19,951

Due to challenges experienced in the global real estate markets, certain assets have been classified in assets held-for-sale for greater than one year. Dole expects market conditions to improve and as a result, continues to actively market these assets and classify them as assets held-for-sale.

Gains on asset sales by segment for the quarters ended October 8, 2011 and October 9, 2010 were as follows:

	Fresh Fruit	Fresh Vegetables	Packaged Foods	Total from Continuing Operations	Fresh-Cut Flowers — Discontinued Operations	Total
	(In thousands)
October 8, 2011	$3,326	$—	$—	$3,326	$—	$3,326
October 9, 2010	$—	$—	$—	$—	$4,143	$4,143

Gains on asset sales by segment for the three quarters ended October 8, 2011 and October 9, 2010 were as follows:

	Fresh Fruit	Fresh Vegetables	Packaged Foods	Total from Continuing Operations	Fresh-Cut Flowers — Discontinued Operations	Total
	(In thousands)
October 8, 2011	$3,337	$—	$—	$3,337	$339	$3,676
October 9, 2010	$2,921	$—	$—	$2,921	$4,143	$7,064

Proceeds from asset sales by segment for the quarters ended October 8, 2011 and October 9, 2010 were as follows:

	Fresh Fruit	Fresh Vegetables	Packaged Foods	Total from Continuing Operations	Fresh-Cut Flowers — Discontinued Operations	Total
	(In thousands)
October 8, 2011	$10,350	$—	$—	$10,350	$—	$10,350
October 9, 2010	$—	$—	$—	$—	$12,248	$12,248

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Proceeds from asset sales by segment for the three quarters ended October 8, 2011 and October 9, 2010 were as follows:

	Fresh Fruit	Fresh Vegetables	Packaged Foods	Total from Continuing Operations	Fresh-Cut Flowers — Discontinued Operations	Total
	(In thousands)
October 8, 2011	$11,679	$—	$—	$11,679	$2,912	$14,591
October 9, 2010	$17,583	$—	$—	$17,583	$12,248	$29,831

Fresh Fruit

During the three quarters ended October 8, 2011, Dole added $43.7 million and $20 million to the assets held-for-sale and liabilities related to assets held-for-sale balances, respectively. These balances relate primarily to a subsidiary in Spain and certain immaterial assets of an Italian subsidiary, which are both part of the European ripening and distribution business. During the third quarter of 2011, Dole entered into a definitive purchase and sale agreement to sell its Dole Spain subsidiary to a subsidiary of Compagnie Financière de Participations (“CF”), a company in which Dole holds a non-controlling 40% ownership interest. During the fourth quarter of 2011, the sale closed and Dole received approximately 15.1 million euros for the sale of the subsidiary. During the fourth quarter of 2011, Dole will use 3.2 million euros of the proceeds to repay a loan that was due to CF.

During the third quarter of 2011, Dole sold land in Hawaii. Dole received cash proceeds of $10.4 million from these sales and recorded a gain on the sale of $3.3 million. At October 8, 2011, the assets held-for-sale balance in the fresh fruit reporting segment also includes approximately 8,900 acres of land in Hawaii.

Packaged Foods

At October 8, 2011, the assets held-for-sale balance in the packaged foods reporting segment consists primarily of approximately 400 acres of peach orchards located in California.

Flowers — Discontinued Operations

At October 8, 2011, the assets held-for-sale balance in the fresh-cut flowers — discontinued operation consists of a portion of the real estate of the former flowers divisions. During the second quarter of 2011, Dole sold a warehouse located in Miami, Florida to the buyer of the flowers business. In addition, during the second quarter of 2011 Dole sold a farm in Colombia. Related to these two transactions, Dole received cash proceeds of $2.9 million and recorded a gain of $0.3 million, which is included as a component of gain on disposal of discontinued operations, net of incomes taxes in the condensed consolidated statement of operations for the three quarters ended October 8, 2011.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Interest Rate Swap, Cross Currency Swap and Long-term Japanese Yen Hedges

Dole entered into an interest rate swap in 2006 to hedge future changes in interest rates. This agreement effectively converted $320 million of borrowings under Term Loan C, which was variable-rate debt, to a fixed-rate basis that matured June 16, 2011.

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

In addition, Dole has designated the long-term Japanese yen forward contracts as cash flow hedges of its forecasted Japanese yen revenue stream. To the extent this hedge is deemed effective, changes in the fair value of these contracts will be recorded as a component of AOCI in the condensed consolidated balance sheet and reclassified into earnings in the same period that the underlying transactions affect earnings.

Due to the fact that there is a significant financing element present at the inception of the long-term Japanese yen hedges, the cash inflows or outflows associated with settlement of these contracts are included within the financing activities in Dole’s condensed consolidated statement of cash flows. A portion of the long-term Japanese yen hedges are deemed ineffective. With respect to this portion, changes in the fair value of the hedges are recorded in other income (expense) in the condensed consolidated statement of operations, because the ineffectiveness is considered to be caused by the financing element of this instrument.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

At October 8, 2011, the gross notional amount and fair value of Dole’s derivative instruments were as follows:

	Average Strike Price		Notional Amount
	(In thousands)
Derivatives designated as cash flow hedging instruments:
Foreign currency hedges (buy/sell):
U.S. dollar/Japanese yen	JPY 100.25		$637,442
U.S. dollar/Euro	EUR 1.40		55,204
U.S. dollar/Canadian dollar	CAD 1.01		6,426
Thai Baht/U.S. dollar	THB 31.04		211,674
Philippine Peso/U.S. dollar	PHP 43.59		111,572
Chilean Peso/U.S. dollar	CLP 499.16		23,015
Derivatives not designated as hedging instruments:
Foreign currency hedges (buy/sell):
U.S. dollar/Euro	EUR 1.34		3,466
South African Rand/Euro	ZAR 10.59		4,525
South African Rand/USD	ZAR 7.63		5,700
South African Rand/GBP	ZAR 12.56		695
U.S. dollar/Swedish Krona	SEK 6.79		2,562
Bunker fuel hedges	$544		33,000
	(per metric ton	)	(metric tons	)

		Derivative Assets (Liabilities) Fair Value
	Balance Sheet Classification	October 8, 2011	January 1, 2011
		(In thousands)
Derivatives designated as cash flow hedging instruments:
Foreign currency exchange contracts	Receivables, net	$4,281	$16,961
	Accrued liabilities	(63,837)	(31,061)
	Other long-term liabilities	(137,587)	—

Total derivatives designated as cash flow hedging instruments		(197,143)	(14,100)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Receivables, net	39	908
	Accrued liabilities	(243)	—
Cross currency swap	Receivables, net	—	1,584
	Accrued liabilities	—	(130,380)
Interest rate swap	Accrued liabilities	—	(11,310)
Bunker fuel hedges	Receivables, net	924	1,587

Total derivatives not designated as hedging instruments		720	(137,611)

Total		$(196,423)	$(151,711)

Settlement of all foreign currency hedges and bunker fuel hedges will occur during the remainder of 2011 and 2012, except for the long-term Japanese yen hedges which settles through 2014.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The effects of the interest rate swap and foreign currency hedges designated as cash flow hedging instruments on accumulated other comprehensive income (loss) and the condensed consolidated statements of operations for the quarters and three quarters ended October 8, 2011 and October 9, 2010 were as follows:

	Gains (Losses) Recognized in AOCI During			Gains (Losses) Reclassified Into Income		Gains (Losses) Recognized in Income Due to Hedge Ineffectiveness or Amounts Excluded from Effectiveness Testing
	Quarter Ended			Quarter Ended		Quarter Ended
	October 8, 2011	October 9, 2010	Income Statement Classification	October 8, 2011	October 9, 2010	October 8, 2011	October 9, 2010
	(In thousands)
Interest rate swap	$—	$—	Interest expense	$—	$(5,098)	$—	$—
Foreign currency hedges(1)	(36,156)	(22,240)	Cost of products sold	(11,175)	2,916	(239)	1,931
			Other income (expense), net	—	—	2,413	—

	Gains (Losses) Recognized in AOCI During			Gains (Losses) Reclassified Into Income		Gains (Losses) Recognized in Income Due to Hedge Ineffectiveness or Amounts Excluded from Effectiveness Testing
	Three Quarters Ended			Three Quarters Ended		Three Quarters Ended
	October 8, 2011	October 9, 2010	Income Statement Classification	October 8, 2011	October 9, 2010	October 8, 2011	October 9, 2010
	(In thousands)
Interest rate swap	$—	$680	Interest expense	$(6,644)	$(10,138)	$—	$—
Foreign currency hedges(1)	(51,064)	(15,380)	Cost of products sold	(17,574)	5,671	(1,029)	1,663
			Other income (expense), net	—	—	6,556	—

(1)	Amounts related to the long-term Japanese yen hedges have been included in this line item.

Unrealized gains and losses on the interest rate swap were recorded through AOCI through the de-designation date. Amounts included in AOCI as of the de-designation date were amortized into interest expense as the quarterly payments were made, through maturity of the interest rate swap in June 2011. Unrecognized losses of $23.6 million related to the foreign currency hedges are expected to be realized into earnings in the next twelve months.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Net gains (losses) on derivatives not designated or prior to being designated as hedging instruments for the quarters and three quarters ended October 8, 2011 and October 9, 2010 were as follows:

		Quarter Ended
	Income Statement Classification	October 8, 2011	October 9, 2010
		(In thousands)
Foreign currency exchange contracts	Cost of products sold	$148	$459
Bunker fuel contracts	Cost of products sold	260	1,223
Cross currency swap	Other income (expense), net	—	(43,447)
Interest rate swap	Interest expense	—	(460)

Total		$408	$(42,225)

		Three Quarters Ended
	Income Statement Classification	October 8, 2011	October 9, 2010
		(In thousands)
Foreign currency exchange contracts	Cost of products sold	$(710)	$372
Bunker fuel contracts	Cost of products sold	3,072	501
Cross currency swap	Other income (expense), net	(1,902)	(53,201)
Long-term Japanese yen hedges(1)	Other income (expense), net	(26,723)	—
Interest rate swap	Interest expense	(18,942)	99

Total		$(45,205)	$(52,229)

(1)	Prior to being designated as cash flow hedges, Dole recorded a $26.7 million unrealized loss on the long-term Japanese yen hedges.

NOTE 15 — FAIR VALUE MEASUREMENTS

Dole’s financial instruments primarily consist of short-term trade and grower receivables, trade payables, notes receivable and notes payable, as well as long-term grower receivables, derivatives, capital lease obligations, term loans, a revolving loan, and notes and debentures. For short-term instruments, the carrying amount approximates fair value because of the short maturity of these instruments. For the long-term financial instruments, excluding Dole’s secured notes and unsecured debentures, and term and revolving loans, the carrying amount approximates fair value since they bear interest at variable rates or fixed rates which approximate market.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table provides a summary of the assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
	October 8, 2011	January 1, 2011
	(In thousands)
Assets:
Foreign currency exchange contracts	$4,320	$17,869
Bunker fuel contracts	924	1,587

	$5,244	$19,456

Liabilities:
Foreign currency exchange contracts	$(201,667)	$31,061
Interest rate swap	—	11,310
Cross currency swap, net	—	128,796

	$(201,667)	$171,167

For Dole, the assets and liabilities that are required to be recorded at fair value on a recurring basis are the derivative instruments. The fair values of Dole’s derivative instruments are determined using Level 2 inputs, which are defined as “significant other observable inputs.” The fair values of the foreign currency exchange contracts, bunker fuel contracts, interest rate swap and cross currency swap were estimated using internal discounted cash flow calculations based upon forward foreign currency exchange rates, bunker fuel futures, interest-rate yield curves or quotes obtained from brokers for contracts with similar terms, less any credit valuation adjustments. Dole recorded a credit valuation adjustment at October 8, 2011 which reduced the derivative liability balances. The credit valuation adjustment was $11.2 million at October 8, 2011 and $0.5 million at January 1, 2011. For the three quarters ended October 8, 2011, the net change in credit valuation adjustment resulted in an unrealized gain of $8.6 million, which was recorded as other income (expense), net. For the three quarters ended October 9, 2010, the net change in the credit valuation adjustment resulted in a loss of $1.3 million. Of this loss, $0.5 million was recorded as interest expense and $0.8 million was recorded as other income (expense), net. For the quarter ended October 8, 2011, the net change in the credit valuation adjustment resulted in income of $2.6 million, which was recorded as other income (expense), net. For the quarter ended October 9, 2010, there was no net change in the credit valuation adjustment.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, Dole may be required to record assets and liabilities at fair value on a nonrecurring basis. Nonfinancial assets such as goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis during the second quarter, or as indicators of impairment arise and recorded at fair value only when an impairment is recognized.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 16 — EARNINGS PER SHARE

	Quarter Ended		Three Quarters Ended
	October 8, 2011	October 9, 2010	October 8, 2011	October 9, 2010
	(In thousands, except per share data)
Income (loss) from continuing operations	$(46,961)	$(53,174)	$37,547	$2,386
Income (loss) from discontinued operations, net of income taxes	(43)	202	188	876
Gain on disposal of discontinued operations, net of taxes	—	4,143	339	4,143
Less: Net income attributable to noncontrolling interests	(1,634)	(1,547)	(3,906)	(3,307)

Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$(48,638)	$(50,376)	$34,168	$4,098

Weighted average common shares outstanding — Basic	87,600	87,425	87,588	87,425
Diluted effects of stock incentive plan	—	—	503	100

Weighted average common shares outstanding — Diluted	87,600	87,425	88,091	87,525

Earnings Per Share — Basic and Diluted
Income (loss) from continuing operations	$(0.54)	$(0.61)	$0.43	$0.03
Income from discontinued operations, net of income taxes	—	—	—	0.01
Gain on disposal of discontinued operations, net of taxes	—	0.05	—	0.05
Less: Net income attributable to noncontrolling interests	(0.02)	(0.02)	(0.04)	(0.04)

Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$(0.56)	$(0.58)	$0.39	$0.05

Anti-dilutive shares of 525 thousand and 148 thousand were excluded from the calculation of diluted weighted average shares outstanding for the quarters ended October 8, 2011 and October 9, 2010, respectively.

NOTE 17 — SUBSEQUENT EVENTS

Acquisition of SunnyRidge

On October 11, 2011, Dole completed the acquisition of 100% of the capital stock of HCE Corporation and its subsidiaries (“SunnyRidge”) in accordance with the Stock Purchase Agreement (“the agreement”), dated October 11, 2011. SunnyRidge is a grower and distributor of fresh berries to the wholesale and food service markets in North America. In addition to its own berry farms, SunnyRidge packages and distributes blueberries, blackberries, raspberries and strawberries for various independent growers located in North America and South America.

Pursuant to the terms of the agreement, Dole purchased SunnyRidge for cash consideration of $91.5 million, plus an earn-out payable in 2015 that will be between $0 and $15 million. The earn-out will be recognized as compensation expense when it becomes probable and estimable. The earn-out will be contingent upon attaining EBITDA targets for certain SunnyRidge farming businesses during the years 2012 through 2014, as well as the satisfaction of certain management employment contingencies. Dole paid the purchase price, less certain escrowed amounts, primarily from cash on hand some of which was attributable to Dole’s third quarter 2011 refinancing transactions.

No SunnyRidge financial activity has been included in Dole’s condensed consolidated financial statements as of October 8, 2011.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table provides pro forma statements of operations for the three quarters ended October 8, 2011 and October 9, 2010 as if SunnyRidge had been acquired as of the beginning of 2010. The unaudited pro forma results reflect certain adjustments such as the preliminary estimated fair values of the assets acquired and liabilities assumed from SunnyRidge, additional depreciation and amortization resulting from the fair value adjustments, tax adjustments, and the additional interest costs on the acquisition debt. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of SunnyRidge or recognition of compensation expense relating to the earn-out. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor is it indicative of the future operating results of the combined company.

	Three Quarters Ended
	October 8, 2011	October 9, 2010
	(In thousands)
Revenues, net	$5,748,114	$5,389,107
Income (loss) from continuing operations	42,715	6,510
Net income attributable to shareholders of Dole Food Company, Inc.	39,399	8,199
Earnings per share — Basic and Diluted:
Income (loss) from continuing operations	$0.49	$0.07
Net income attributable to shareholders of Dole Food Company, Inc.	$0.45	$0.09

Under the acquisition method of accounting, the total preliminary purchase price was allocated to SunnyRidge’s net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of October 11, 2011, the acquisition date. The excess of purchase consideration over the net tangible and intangible assets is reflected as goodwill. Based on preliminary estimates of the fair values of assets acquired and liabilities assumed from SunnyRidge, the acquisition will result in the recognition of approximately $10.8 million in goodwill.

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed from SunnyRidge on October 11, 2011, based on current best estimates of management. Accordingly, the fair value of the assets and liabilities included in the table below are subject to change. The Company is in the process of finalizing its assessment of the fair value of the tangible and intangible assets acquired and liabilities assumed. The finalization of the valuation of the assets acquired and liabilities assumed may result in adjustments to the carrying value of SunnyRidge’s assets and liabilities, revisions of the remaining useful lives of fixed assets, revisions of the useful lives of intangible assets, and the determination of any residual amounts that will be recognized as goodwill. The related depreciation and amortization expense for the acquired assets is therefore also subject to revision based on the final valuation.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Assets Acquired and Liabilities Assumed

At October 11, 2011
(In thousands)
Purchase price	$91,536

Fair value of assets acquired:
Current assets	$25,809
Property, plant and equipment	24,751
Intangible assets	40,400
Other assets	101

Total assets acquired	$91,061

Fair value of liabilities and noncontrolling interests assumed:
Current liabilities	$5,367
Long-term debt	2,052
Other long-term liabilities	1,774
Equity attributable to noncontrolling interests	1,116

Total liabilities and noncontrolling interests assumed	$10,309

Goodwill	$10,784

Investment in Healthy Foods, LLC

During the fourth quarter of 2011, Dole signed a definitive agreement to invest $6 million for a 30% ownership in Healthy Foods, LLC (“Healthy Foods”). Healthy Foods produces the yonanas® frozen treat maker.

NOTE 18 — GUARANTOR FINANCIAL INFORMATION

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

The following are condensed consolidating statements of operations of Dole for the quarters and three quarters ended October 8, 2011 and October 9, 2010; condensed consolidating balance sheets as of October 8, 2011 and January 1, 2011; and condensed consolidating statements of cash flows for the three quarters ended October 8, 2011 and October 9, 2010.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended October 8, 2011

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
Revenues, net	$26,993	$921,485	$1,561,454	$(423,900)	$2,086,032
Cost of products sold	(23,403)	(829,110)	(1,476,402)	418,601	(1,910,314)

Gross margin	3,590	92,375	85,052	(5,299)	175,718
Selling, marketing and general and administrative expenses	(19,408)	(70,406)	(76,387)	5,299	(160,902)
Charges for restructuring and long-term receivables	—	—	(7,877)	—	(7,877)
Gain on asset sales	3,326	—	—	—	3,326

Operating income (loss)	(12,492)	21,969	788	—	10,265
Equity in subsidiary income	4,494	(14,493)	—	9,999	—
Other income (expense), net	(18,052)	—	(904)	—	(18,956)
Interest income	323	54	941	—	1,318
Interest expense	(28,993)	(85)	(12,324)	—	(41,402)

Income (loss) from continuing operations before income taxes and equity earnings	(54,720)	7,445	(11,499)	9,999	(48,775)
Income taxes	6,082	(2,878)	(3,327)	—	(123)
Earnings from equity method investments	—	(90)	2,027	—	1,937

Income (loss) from continuing operations	(48,638)	4,477	(12,799)	9,999	(46,961)
Loss from discontinued operations, net of income taxes	—	—	(43)	—	(43)

Net income (loss)	(48,638)	4,477	(12,842)	9,999	(47,004)
Less: Net income attributable to noncontrolling interests	—	—	(1,634)	—	(1,634)

Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$(48,638)	$4,477	$(14,476)	$9,999	$(48,638)

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended October 9, 2010

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
Revenues, net	$26,223	$913,456	$1,494,733	$(445,841)	$1,988,571
Cost of products sold	(23,068)	(813,191)	(1,377,645)	424,819	(1,789,085)

Gross margin	3,155	100,265	117,088	(21,022)	199,486
Selling, marketing and general and administrative expenses	(6,082)	(69,823)	(82,829)	21,022	(137,712)
Charges for restructuring and long-term receivables	—	—	(23,518)	—	(23,518)
Gain on arbitration settlement, net	—	—	27,271	—	27,271

Operating income (loss)	(2,927)	30,442	38,012	—	65,527
Equity in subsidiary income	(29,430)	(47,729)	—	77,159	—
Other income (expense), net	—	—	(61,994)	—	(61,994)
Interest income	394	39	1,173	—	1,606
Interest expense	(29,931)	(29)	(19,227)	—	(49,187)

Loss from continuing operations before income taxes and equity earnings	(61,894)	(17,277)	(42,036)	77,159	(44,048)
Income taxes	11,518	(12,211)	(6,829)	—	(7,522)
Losses from equity method investments	—	(106)	(1,498)	—	(1,604)

Loss from continuing operations	(50,376)	(29,594)	(50,363)	77,159	(53,174)
Income from discontinued operations, net of income taxes	—	—	202	—	202
Gain on disposal of discontinued operations, net of income taxes	—	—	4,143	—	4,143

Net income (loss)	(50,376)	(29,594)	(46,018)	77,159	(48,829)
Less: Net income attributable to noncontrolling interests	—	—	(1,547)	—	(1,547)

Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$(50,376)	$(29,594)	$(47,565)	$77,159	$(50,376)

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Quarters Ended October 8, 2011

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
Revenues, net	$73,462	$2,472,424	$4,340,002	$(1,198,027)	$5,687,861
Cost of products sold	(60,027)	(2,204,867)	(3,968,686)	1,186,404	(5,047,176)

Gross margin	13,435	267,557	371,316	(11,623)	640,685
Selling, marketing and general and administrative expenses	(46,079)	(188,111)	(193,298)	11,623	(415,865)
Charges for restructuring and long-term receivables	—	—	(16,579)	—	(16,579)
Gain on asset sales	3,337	—	—	—	3,337

Operating income (loss)	(29,307)	79,446	161,439	—	211,578
Equity in subsidiary income	138,272	69,820	—	(208,092)	—
Other income (expense), net	(18,058)	—	(35,912)	—	(53,970)
Interest income	803	457	2,542	—	3,802
Interest expense	(74,491)	(126)	(37,092)	—	(111,709)

Income from continuing operations before income taxes and equity earnings	17,219	149,597	90,977	(208,092)	49,701
Income taxes	16,949	(11,989)	(23,741)	—	(18,781)
Earnings from equity method investments	—	202	6,425	—	6,627

Income from continuing operations	34,168	137,810	73,661	(208,092)	37,547
Income from discontinued operations, net of income taxes	—	—	188	—	188
Gain on disposal of discontinued operations, net of income taxes	—	—	339	—	339

Net income	34,168	137,810	74,188	(208,092)	38,074
Less: Net income attributable to noncontrolling interests	—	—	(3,906)	—	(3,906)

Net income attributable to shareholders of Dole Food Company, Inc.	$34,168	$137,810	$70,282	$(208,092)	$34,168

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Quarters Ended October 9, 2010

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
Revenues, net	$66,346	$2,393,927	$4,006,821	$(1,131,127)	$5,335,967
Cost of products sold	(56,538)	(2,111,236)	(3,699,758)	1,104,058	(4,763,474)

Gross margin	9,808	282,691	307,063	(27,069)	572,493
Selling, marketing and general and administrative expenses	(39,270)	(170,397)	(190,194)	27,069	(372,792)
Charges for restructuring and long-term receivables	—	—	(24,888)	—	(24,888)
Gain on arbitration settlement, net	—	—	27,271	—	27,271
Gain on asset sales	580	—	2,341	—	2,921

Operating income (loss)	(28,882)	112,294	121,593	—	205,005
Equity in subsidiary income	86,630	(3,364)	—	(83,266)	—
Other income (expense), net	(1,825)	—	(61,058)	—	(62,883)
Interest income	959	217	3,548	—	4,724
Interest expense	(77,539)	(82)	(49,754)	—	(127,375)

Income (loss) from continuing operations before income taxes and equity earnings	(20,657)	109,065	14,329	(83,266)	19,471
Income taxes	24,755	(23,594)	(20,925)	—	(19,764)
Earnings from equity method investments	—	231	2,448	—	2,679

Income (loss) from continuing operations	4,098	85,702	(4,148)	(83,266)	2,386
Income from discontinued operations, net of income taxes	—	—	876	—	876
Gain on disposal of discontinued operations, net of income taxes	—	—	4,143	—	4,143

Net income	4,098	85,702	871	(83,266)	7,405
Less: Net income attributable to noncontrolling interests	—	—	(3,307)	—	(3,307)

Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$4,098	$85,702	$(2,436)	$(83,266)	$4,098

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

As of October 8, 2011

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
ASSETS
Cash and cash equivalents	$26,940	$2,071	$161,575	$—	$190,586
Restricted cash and deposits	—	—	5,683	—	5,683
Receivables, net of allowances	556,765	125,507	462,547	(444,399)	700,420
Inventories	8,522	309,135	488,215	—	805,872
Prepaid expenses and other assets	7,337	13,752	46,727	—	67,816
Deferred income tax assets	9,852	27,506	6,477	—	43,835
Assets held-for-sale	68,175	3,813	48,857	—	120,845

Total current assets	677,591	481,784	1,220,081	(444,399)	1,935,057
Investments	2,515,856	1,846,751	103,944	(4,369,381)	97,170
Property, plant and equipment, net	154,988	269,304	469,786	—	894,078
Goodwill	—	131,818	275,429	—	407,247
Intangible assets, net	689,615	8,185	306	—	698,106
Other assets, net	67,646	8,714	140,688	—	217,048

Total assets	$4,105,696	$2,746,556	$2,210,234	$(4,813,780)	$4,248,706

LIABILITIES AND EQUITY
Accounts payable	$3,271	$601,278	$326,411	$(444,399)	$486,561
Liabilities related to assets held-for-sale	—	—	19,951	—	19,951
Accrued liabilities	79,404	177,858	276,509	—	533,771
Current portion of long-term debt, net	(1,044)	293	10,162	—	9,411
Notes payable	—	—	28,040	—	28,040

Total current liabilities	81,631	779,429	661,073	(444,399)	1,077,734
Intercompany payables (receivables)	1,802,859	(572,623)	(1,230,236)	—	—
Long-term debt, net	944,623	2,688	628,248	—	1,575,559
Deferred income tax liabilities	216,815	599	31,424	—	248,838
Other long-term liabilities	254,553	21,504	239,583	—	515,640
Equity attributable to shareholders of Dole Food Company, Inc.	805,215	2,514,959	1,854,422	(4,369,381)	805,215
Equity attributable to noncontrolling interests	—	—	25,720	—	25,720

Total equity	805,215	2,514,959	1,880,142	(4,369,381)	830,935

Total liabilities and equity	$4,105,696	$2,746,556	$2,210,234	$(4,813,780)	$4,248,706

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Quarters Ended October 8, 2011

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$(27,019)	$15,285	$51,016	$—	$39,282

INVESTING ACTIVITIES
Cash received from sales of assets	10,369	886	12,110	—	23,365
Cash received from sales of investments	—	—	1,051	—	1,051
Capital expenditures	(257)	(25,643)	(29,901)	—	(55,801)
Restricted cash and deposits	—	—	45,425	—	45,425
Investment in non-consolidated subsidiary	—	—	(2,038)	—	(2,038)
Other	(579)	—	—	—	(579)

Cash flow provided by (used in) investing activities	9,533	(24,757)	26,647	—	11,423

FINANCING ACTIVITIES
Short-term debt repayments, net of borrowings	436	9,045	(16,677)	—	(7,196)
Long-term debt borrowings	475,638	—	580,712	—	1,056,350
Long-term debt repayments	(454,521)	(216)	(596,391)	—	(1,051,128)
Payment of debt issuance costs	(6,281)	—	(6,726)	—	(13,007)
Premium on early retirement of notes	(10,238)	—	—	—	(10,238)
Proceeds from stock option exercises	312	—	—	—	312
Dividends paid to noncontrolling interests	—	—	(2,800)	—	(2,800)
Settlement of long-term Japanese yen hedge forwards	—	—	(3,290)	—	(3,290)

Cash flow used in financing activities	5,346	8,829	(45,172)	—	(30,997)

Effect of foreign currency exchange rate changes on cash	—	—	731	—	731

Increase (decrease) in cash and cash equivalents	(12,140)	(643)	33,222	—	20,439
Cash and cash equivalents at beginning of period	39,080	2,714	128,353	—	170,147

Cash and cash equivalents at end of period	$26,940	$2,071	$161,575	$—	$190,586

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Quarters Ended October 9, 2010

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
OPERATING ACTIVITIES
Cash flow provided by operating activities	$11,115	$25,903	$101,870	$—	$138,888

INVESTING ACTIVITIES
Proceeds from sales of assets and businesses, net of cash disposed	1,514	74	30,994	—	32,582
Capital expenditures	(708)	(23,969)	(35,286)	—	(59,963)
Restricted cash and deposits	—	—	(14,550)	—	(14,550)
Other	(114)	—	(453)	—	(567)

Cash flow provided by (used in) investing activities	692	(23,895)	(19,295)	—	(42,498)

FINANCING ACTIVITIES
Short-term debt repayments, net of borrowings	(527)	(2,189)	(9,418)	—	(12,134)
Long-term debt borrowings	329,100	—	594,225		923,325
Long-term debt repayments	(336,706)	(212)	(574,207)	—	(911,125)
Payment of debt issuance costs	(10,100)	—	(6,900)	—	(17,000)
Payment of initial public offering costs	(959)	—	—	—	(959)
Dividends paid to noncontrolling interests	—	—	(1,792)	—	(1,792)

Cash flow provided by (used in) financing activities	(19,192)	(2,401)	1,908	—	(19,685)

Effect of foreign currency exchange rate changes on cash	—	—	4,476	—	4,476

Increase (decrease) in cash and cash equivalents	(7,385)	(393)	88,959	—	81,181
Cash and cash equivalents at beginning of period	20,913	2,118	96,639	—	119,670

Cash and cash equivalents at end of period	$13,528	$1,725	$185,598	$—	$200,851

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

Overview

Significant highlights for Dole Food Company, Inc. and its consolidated subsidiaries (“Dole”) for the quarter and three quarters ended October 8, 2011 were as follows:

•

Net revenues for the third quarter of 2011 were $2.1 billion, an increase of 5% from the third quarter of 2010. Revenues in all three of our reporting segments increased, driven primarily by higher volumes sold in our fresh fruit segment as well as higher sales in all major product lines in our packaged foods segment.

•	During the third quarter of 2011, Dole introduced two new frozen fruit products, Dole® Fruit Smoothie Shakers® and Dole® Frozen Fruit Single-serve cups.

•

Operating income for the third quarter of 2011 was $10.3 million compared to $65.5 million in the third quarter of 2010, a decrease of $55.2 million. Excluding the $27.3 million gain on the container arbitration settlement recorded in the third quarter of 2010, operating income decreased $27.9 million. Lower earnings were driven primarily by our fresh fruit segment.

•	Fresh fruit operating income decreased primarily as a result of higher fruit costs and commodity costs in our banana operations worldwide.

•

Fresh vegetables operating income decreased slightly due to higher product costs in our fresh-packed vegetables business and packaged salads operations partially offset by higher pricing in packaged salads.

•	Packaged foods operating income was comparable as higher pricing was offset by higher product costs and higher selling and general and administrative expenses worldwide.

•

Dole committed to a new restructuring plan during the third quarter of 2011 in its fresh fruit segment in Europe and Latin America and the fresh vegetables operations in Asia. These restructuring efforts, coupled with our restructuring plan initiated during 2010, will further reduce costs by realigning supply with demand. During the third quarter of 2011, Dole incurred total restructuring costs of $13.2 million, bringing the total restructuring costs for the first three quarters of 2011 to $21.9 million. Dole expects to incur additional restructuring charges of $12.7 million, of which $10.4 million is expected to be incurred in the fourth quarter of 2011 and $2.3 million during 2012. As a result of the 2010 and 2011 plans, Dole estimates total restructuring charges to be $56 million. Associated with the 2010 plan, cost savings for fiscal 2011 are estimated to be $37 million, of which $28 million has been realized in the first three quarters of 2011. Beginning in fiscal 2012, Dole expects to realize additional cost savings of $24 million related to the 2011 restructuring plan.

•

Dole signed a definitive agreement to sell our Dole Spain subsidiary, which is part of our European ripening and distribution business to a subsidiary of Compagnie Financière de Participations, a company in which Dole holds a non-controlling 40% ownership interest. The sale closed during the fourth quarter of 2011 and total sale proceeds were approximately 15.1 million euros.

•

Dole signed and closed a definitive merger agreement to acquire 100% of the capital stock of HCE Corporation and its subsidiaries (“SunnyRidge”), one of the top blueberry companies in the United States. The purchase price was $91.5 million and was paid primarily from cash on hand some of which was attributable to Dole’s third quarter 2011 refinancing transactions.

•

During the fourth quarter of 2011, Dole signed a definitive agreement to invest $6 million for a 30% ownership in Healthy Foods, LLC (“Healthy Foods”). Healthy Foods produces the yonanas® frozen treat maker.

•

On October 3, 2011, Dole signed a definitive settlement agreement that, with full implementation, will bring to an end the 5 U.S. DBCP lawsuits brought by the Provost & Umphrey Law Firm, L.L.P., and all of its Nicaragua lawsuits and judgments. On November 3, 2011, the Los Angeles Superior Court judge presiding over the 4 California lawsuits granted Dole’s good faith settlement motion as to the entire global settlement. This court approval was a significant condition to the Provost settlement and was supported by the plaintiffs and all but one of the defendants. The approval also provides support for the required dismissal by the Nicaragua courts of the local lawsuits and judgments, an additional condition to full implementation.

Non-GAAP Financial Measures

The following is a reconciliation of earnings before interest expense, income taxes and discontinued operations (“EBIT before discontinued operations”) and adjusted earnings before interest expense, income taxes and depreciation and amortization (“Adjusted EBITDA”) to the most directly comparable U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) financial measure:

	Quarter Ended		Three Quarters Ended
	October 8, 2011	October 9, 2010	October 8, 2011	October 9, 2010
	(In thousands)
Net income (loss)	$(47,004)	$(48,829)	$38,074	$7,405
(Income) loss from discontinued operations, net of income taxes	43	(202)	(188)	(876)
Gain on disposal of discontinued operations, net of income taxes	—	(4,143)	(339)	(4,143)
Interest expense	41,402	49,187	111,709	127,375
Income taxes	123	7,522	18,781	19,764

EBIT before discontinued operations	(5,436)	3,535	168,037	149,525
Depreciation and amortization	31,666	37,599	79,064	87,621
Net unrealized loss on derivative instruments	2,487	43,527	35,104	59,164
Net gain on long-term Japanese yen hedges	(2,298)	—	(6,582)	—
Foreign currency exchange (gain) loss on vessel obligations	(2,590)	3,946	(51)	(1,147)
Net unrealized (gain) loss on foreign denominated instruments	(1,645)	12,579	5,802	6,581
Gain on asset sales	(3,326)	—	(3,337)	(2,921)

Adjusted EBITDA	$18,858	$101,186	$278,037	$298,823

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

Results of Operations

Selected results of operations for the quarters and three quarters ended October 8, 2011 and October 9, 2010 were as follows:

	Quarter Ended		Three Quarters Ended
	October 8, 2011	October 9, 2010	October 8, 2011	October 9, 2010
	(In thousands)
Revenues, net	$2,086,032	$1,988,571	$5,687,861	$5,335,967
Operating income	10,265	65,527	211,578	205,005
Other income (expense), net	(18,956)	(61,994)	(53,970)	(62,883)
Interest expense	(41,402)	(49,187)	(111,709)	(127,375)
Income taxes	(123)	(7,522)	(18,781)	(19,764)
Net income (loss)	(47,004)	(48,829)	38,074	7,405
Less: Net income attributable to noncontrolling interests	(1,634)	(1,547)	(3,906)	(3,307)
Net income (loss) attributable to shareholders of Dole Food Company, Inc.	(48,638)	(50,376)	34,168	4,098

Revenues

Revenues in the quarter ended October 8, 2011 increased 5% to $2.1 billion from $2 billion for the quarter ended October 9, 2010. Higher sales were reported in all three of Dole’s operating segments. Fresh fruit sales increased $65.7 million primarily due to improved pricing in North America bananas, higher banana volumes sold in North America and Asia, favorable foreign currency exchange movements in Europe and Japan as well as higher sales of Chilean deciduous fruit. These improvements were partially offset by lower volumes of bananas sold in Europe due to the implementation of the European restructuring plan as well as lower pricing and volumes sold in the European ripening and distribution business. Packaged foods sales increased $30.6 million primarily due to improved pricing worldwide and higher volumes sold in Asia and the North America frozen fruit business. Fresh vegetables sales increased slightly as higher pricing of packaged salads and higher local pricing for fresh-packed vegetables sold in Asia were partially offset by lower sales in the North America fresh-packed vegetables business. Net favorable foreign currency exchange movements in Dole’s selling locations resulted in higher revenues of approximately $74 million.

Revenues in the three quarters ended October 8, 2011 increased 7% to $5.7 billion from $5.3 billion for the three quarters ended October 9, 2010. Higher sales were reported in all three of Dole’s operating segments. Fresh fruit sales increased $258.7 million due primarily to the same factors that impacted sales during the third quarter except for higher local pricing in the European ripening and distribution business during the first half of 2011. Packaged foods sales increased $66.4 million due primarily to higher pricing worldwide and higher volumes sold in Asia, Europe, and the frozen fruit business. Fresh vegetables sales increased $26.8 million due primarily to higher pricing of packaged salads and higher pricing for fresh-packed vegetables sold in North America and Asia. Net favorable foreign currency exchange movements in Dole’s selling locations resulted in higher revenues of approximately $194 million.

Operating Income

For the quarter ended October 8, 2011, operating income was $10.3 million compared with $65.5 million for the quarter ended October 9, 2010. Excluding the $27.3 million gain on the container arbitration settlement recorded in the third quarter of 2010, operating income decreased $27.9 million. Fresh fruit operating results decreased primarily due to higher product and shipping costs in Dole’s worldwide banana operations and fresh pineapple operations in North America and Asia. Fresh vegetables operating results decreased slightly as a result of higher product costs and general and administrative expenses in Dole’s fresh-packed vegetables and packaged salads operations, partially offset by higher pricing in packaged salads. Packaged foods operating results were comparable as higher pricing was offset by higher product costs and higher selling and general and administrative expenses. If foreign currency exchange rates in Dole’s significant foreign operations during the quarter ended October 8, 2011 had remained unchanged from those experienced during the quarter ended October 9, 2010, Dole estimates that its operating income would have been lower by approximately $8 million.

For the three quarters ended October 8, 2011, operating income increased to $211.6 million compared with $205 million for the three quarters ended October 9, 2010. Fresh fruit operating results increased primarily due to higher earnings in Dole’s worldwide banana operations. These improvements were partially offset by lower operating results in Dole’s packaged foods segment due primarily to higher product costs worldwide and higher levels of marketing expenditures in North America associated with the product launch of FRUIT BOWLS in 100% juice and Fruit in Jars in 100% juice. Fresh vegetables operating results decreased due primarily to the same factors that impacted the quarter. If foreign currency exchange rates in Dole’s significant foreign operations during the three quarters ended October 8, 2011 had remained unchanged from those experienced during the three quarters ended October 9, 2010, Dole estimates that its operating income would have been lower by approximately $14 million.

Other Income (Expense), Net

For the quarter ended October 8, 2011, other income (expense), net was an expense of $19 million compared to expense of $62 million for the quarter ended October 9, 2010. The improvement was primarily due to the absence of net losses of $43.5 million generated on Dole’s cross currency swap, which was effectively unwound during the first quarter of 2011. In addition, unrealized gains were recorded during the third quarter of 2011 on Dole’s foreign denominated borrowings and British pound sterling vessel obligation of $2.2 million and $2.6 million, respectively, compared with unrealized losses of $13.7 million and $3.9 million, respectively, recorded in the third quarter of 2010. These improvements were partially offset by $12.7 million of charges related to the write-off of debt issuance costs and debt discounts in connection with the third quarter 2011 refinancing of Dole’s term loan and asset-based lending senior secured revolving credit facility. Dole also recorded charges of $13.5 million related to the premiums paid as well as the write-off of debt issuance costs and debt discounts in connection with the early retirement of debt.

For the three quarters ended October 8, 2011, other income (expense), net was an expense of $54 million compared to expense of $62.9 million for the three quarters ended October 9, 2010. The improvement was primarily due to a decrease in net losses of $51.3 million on Dole’s cross currency swap as well as net gains of $7.2 million from Dole’s long-term Japanese yen hedges. These improvements were partially offset by unrealized losses of $27.4 million incurred in connection with unwinding the cross currency swap and entering into a series of long-term Japanese yen hedges. In addition, other income (expense), net was impacted by $13.5 million of charges related to the early retirement of debt as well as an increase in the write-off of debt issuance costs of $8.1 million.

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

Interest Expense

Interest expense for the quarter ended October 8, 2011 was $41.4 million compared to $49.2 million for the quarter ended October 9, 2010. Interest expense for the three quarters ended October 8, 2011 was $111.7 million compared to $127.4 million for the three quarters ended October 9, 2010. Interest expense in both periods decreased primarily as a result of lower effective borrowing rates due in part to the maturity of Dole’s interest rate swap during the second quarter of 2011.

Income Taxes

Dole recorded $18.8 million of income tax expense on $49.7 million of pretax income from continuing operations for the three quarters ended October 8, 2011. Income tax expense included an interest benefit of $2.9 million related to Dole’s unrecognized tax benefits. Income tax expense of $19.8 million on $19.5 million of pretax income from continuing operations was recorded for the three quarters ended October 9, 2010 which included interest expense of $0.7 million related to Dole’s unrecognized tax benefits. Dole’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions. For the periods presented, Dole’s income tax expense differs from the U.S. federal statutory rate applied to Dole’s pretax income primarily due to losses in certain jurisdictions for which it is more likely than not that a tax benefit will not be realized.

Income tax expense for the quarters ended October 8, 2011 and October 9, 2010 were $0.1 million and $7.5 million, respectively.

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

Internal Revenue Service Audit:    On August 27, 2009, the IRS completed its examination of Dole’s U.S. federal income tax returns for the years 2002-2005 and issued a Revenue Agent’s Report (“RAR”) that includes various proposed adjustments, including with respect to the 2003 going-private merger transactions. The IRS proposed that certain funding used in the going-private merger was taxable and that some related investment banking fees were not deductible. The net tax deficiency associated with the RAR is $122 million, plus interest. On October 27, 2009, Dole filed a protest letter challenging the proposed adjustments contained in the RAR and has been pursuing resolution of these issues with the Appeals Division of the IRS. During the quarter ended October 8, 2011, Dole reached a final settlement with the Appeals Division on all issues. As a result, Dole’s total amount of unrecognized tax benefits will decrease by $41 million, of which $20 million represents a cash payment. The tax of $19 million was paid in the fourth quarter of 2011 and Dole expects to pay the remaining tax of $1 million and interest of approximately $11 million later in the fourth quarter.

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

Revenues from external customers and EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended		Three Quarters Ended
	October 8, 2011	October 9, 2010	October 8, 2011	October 9, 2010
	(In thousands)
Revenues from external customers:
Fresh fruit	$1,393,020	$1,327,317	$3,932,464	$3,673,718
Fresh vegetables	327,225	325,992	852,164	825,387
Packaged foods	365,601	335,028	902,722	836,332
Corporate	186	234	511	530

	$2,086,032	$1,988,571	$5,687,861	$5,335,967

	Quarter Ended		Three Quarters Ended
	October 8, 2011	October 9, 2010	October 8, 2011	October 9, 2010
	(In thousands)
Fresh fruit EBIT	$7,381	$35,959	$183,981	$146,958
Fresh vegetables EBIT	3,620	5,137	18,350	23,023
Packaged foods EBIT	24,054	24,514	62,115	78,343

Total operating segments EBIT	35,055	65,610	264,446	248,324
Corporate:
Unrealized loss on cross currency swap	—	(45,562)	(3,787)	(59,863)
Net gain (loss) on long-term Japanese yen hedges	2,413	—	(20,167)	—
Net unrealized gain (loss) on foreign denominated instruments	1,854	(12,491)	(4,580)	(6,026)
Write-off of debt issuance costs and refinancing fees	(12,739)	—	(12,759)	—
Loss on early retirement of notes	(13,453)	—	(13,453)	—
Operating and other expenses	(18,566)	(4,022)	(41,663)	(32,910)

Corporate	(40,491)	(62,075)	(96,409)	(98,799)
Interest expense	(41,402)	(49,187)	(111,709)	(127,375)
Income taxes	(123)	(7,522)	(18,781)	(19,764)

Income (loss) from continuing operations	(46,961)	(53,174)	37,547	2,386
Income (loss) from discontinued operations, net of income taxes	(43)	202	188	876
Gain from disposal of discontinued operations, net of income taxes	—	4,143	339	4,143

Net income (loss)	$(47,004)	$(48,829)	$38,074	$7,405

Fresh Fruit

Fresh fruit revenues for the quarter ended October 8, 2011 increased 5% to $1.4 billion from $1.3 billion for the quarter ended October 9, 2010. Banana sales increased $51.8 million as a result of higher volumes sold in North America and Asia as well as improved pricing in North America. Banana sales also benefitted from favorable Japanese yen and euro foreign currency exchange movements. These improvements were partially offset by planned lower volumes sold in Europe. European ripening and distribution sales decreased $26 million as a result of lower volumes and local pricing. The decrease in volumes was due in part to lower consumer demand resulting from the bean sprout foodborne-illness outbreak in Europe, which was not associated with any of Dole’s products. Sales of Chilean deciduous fruit increased $22 million primarily due to higher pricing and volumes sold. Revenues in Asia also increased $19 million due to higher pricing and volumes of other fresh fruit and fresh pineapple. Net favorable foreign currency exchange movements in Dole’s foreign selling locations resulted in higher revenues of approximately $71 million during the quarter ended October 8, 2011.

Fresh fruit revenues for the three quarters ended October 8, 2011 increased 7% to $3.9 billion from $3.7 billion for the three quarters ended October 9, 2010. The increase in revenues was mainly due to the same factors that impacted sales during the third quarter except for higher sales in the European ripening and distribution business as a result of higher local pricing during the first half of 2011. Net favorable foreign currency exchange movements in Dole’s foreign selling locations resulted in higher revenues of approximately $186 million during the three quarters ended October 8, 2011.

Dole’s fresh fruit segment EBIT is significantly impacted by certain items, which are included in the table below:

	Quarter Ended		Three Quarters Ended
	October 8, 2011	October 9, 2010	October 8, 2011	October 9, 2010
	(In thousands)
Fresh fruit products	$16,401	$34,618	$204,700	$141,008
Charges for restructuring and long-term receivables	(13,171)	(23,518)	(21,873)	(24,888)
Gain on arbitration settlement, net	—	27,271	—	27,271
Unrealized gain (loss) on foreign currency and fuel hedges	(1,437)	1,625	(2,066)	82
Net loss on long-term Japanese yen hedges	(115)	—	26	—
Foreign currency exchange gain (loss) on vessel obligations	2,590	(3,946)	51	1,147
Net unrealized gain (loss) on foreign denominated instruments	(213)	(91)	(194)	(583)
Gain on asset sales	3,326	—	3,337	2,921

Total Fresh fruit EBIT	$7,381	$35,959	$183,981	$146,958

Fresh fruit EBIT for the quarter ended October 8, 2011 decreased to $7.4 million from $36 million for the quarter ended October 9, 2010. Fresh fruit products earnings in the third quarter of 2011 decreased to $16.4 million from $34.6 million in the third quarter of 2010. Banana earnings decreased primarily due to higher product and shipping costs as well as higher selling and marketing costs. Fresh pineapple earnings decreased as a result of higher product costs in North America and Asia, partially offset by improved pricing for fresh pineapple sold in Europe. Higher product costs resulted from higher fruit and commodity costs and shipping costs were impacted by higher fuel prices. EBIT in the European ripening and distribution business increased primarily due to higher equity earnings partially offset by higher product and shipping costs. If foreign currency exchange rates in Dole’s significant fresh fruit foreign operations during the quarter ended October 8, 2011 had remained unchanged from those experienced during the quarter ended October 9, 2010, Dole estimates that fresh fruit EBIT would have been lower by approximately $11.5 million.

Fresh fruit EBIT for the three quarters ended October 8, 2011 increased 25% to $184 million from $147 million for the three quarters ended October 9, 2010. Fresh fruit products earnings for the first three quarters of 2011 increased 45% to $204.7 million from $141 million for the first three quarter of 2010. Banana EBIT increased as a result of improved pricing worldwide, as well as lower shipping and distribution costs in Europe, partially offset by higher fruit costs worldwide as well as higher shipping, selling, marketing and general and administrative expenses in North America and Asia. Lower shipping costs in Europe were mainly due to Dole’s restructuring initiatives which reduced vessel charters and inland freight costs. EBIT in the European ripening and distribution business increased primarily due to the same factors that impacted EBIT during the third quarter as well as higher local pricing during the first half of 2011. If foreign currency exchange rates in Dole’s significant fresh fruit foreign operations during the three quarters ended October 8, 2011 had remained unchanged from those experienced during the three quarters ended October 9, 2010, Dole estimates that fresh fruit EBIT would have been lower by approximately $27 million.

Fresh Vegetables

Fresh vegetables revenues for the quarter ended October 8, 2011 increased $1.2 million to $327.2 million. Packaged salads revenues increased as a result of higher pricing and favorable change in product mix, partially offset by lower volumes. Asia fresh- packed vegetables revenues increased primarily due to higher local pricing and a favorable Japanese yen foreign currency exchange rate impact, partially offset by lower volumes. Revenues in the North America fresh-packed vegetable business decreased as a result of lower volumes and pricing of iceberg lettuce, partially offset by higher volumes and pricing for strawberries. Fresh vegetables revenues for the three quarters ended October 8, 2011 increased 3% to $852.2 million from $825.4 million for the three quarters ended October 9, 2010. The increase in revenues was mainly due to the same factors that impacted sales during the third quarter except for higher revenues in the North America fresh-packed vegetable business as a result of improved pricing across all major vegetable product lines in the first quarter of 2011.

Fresh vegetables EBIT for the quarter ended October 8, 2011 decreased to $3.6 million from $5.1 million for the quarter ended October 9, 2010. The decrease in EBIT was primarily due to higher product costs and higher general and administrative expenses in Dole’s fresh-packed vegetables business and packaged salads operations. Higher product costs resulted from increased harvesting and growing costs, as well as higher packaging costs. These factors were partially offset by improved pricing and lower marketing costs for packaged salads. Fresh vegetables EBIT for the three quarters ended October 8, 2011 decreased to $18.4 million from $23 million for the three quarters ended October 9, 2010. The decrease in EBIT was mainly due to the same factors that impacted EBIT during the third quarter except for higher pricing of iceberg and romaine lettuce in the North America fresh-packed vegetables business in the first quarter of 2011.

Packaged Foods

Packaged foods revenues for the quarter ended October 8, 2011 increased 9% to $365.6 million from $335 million for the quarter ended October 9, 2010. Revenues increased in all major product lines primarily due to higher pricing worldwide as well as higher volumes of packaged fruit products sold in Asia and frozen fruit sold in North America. These factors were partially offset by lower volumes of packaged fruit products sold in North America. During the third quarter of 2011, Dole introduced two new frozen fruit products, Dole Fruit Smoothie Shakers and Dole Frozen Fruit Single-serve cups. Packaged foods revenues for the three quarters ended October 8, 2011 increased 8% to $902.7 million from $836.3 million for the three quarters ended October 9, 2010. The increase in revenues was mainly due to the same factors that impacted revenues during the third quarter, in addition to revenues from new products introduced during 2010 as well as higher volumes sold in Europe during the first half of 2011.

EBIT in the packaged foods segment for the quarter ended October 8, 2011 was comparable to the quarter ended October 9, 2010. Higher pricing worldwide was offset by higher product, selling, and general and administrative costs worldwide. The increase in product costs resulted from higher purchased fruit costs and unfavorable foreign currency exchange movements in Thailand and the Philippines, where product is sourced. If foreign currency exchange rates in Dole’s packaged foods foreign operations during the quarter ended October 8, 2011 had remained unchanged from those experienced during the quarter ended October 9, 2010, Dole estimates that packaged foods EBIT would have been higher by approximately $3.6 million. EBIT in the packaged foods segment for the three quarters ended October 8, 2011 decreased to $62.1 million from $78.3 million for the three quarters ended October 9, 2010. The decrease in EBIT was due primarily to higher marketing expense, as well as higher product, selling and general and administrative costs worldwide, partially offset by higher pricing. The increase in marketing expenditures was associated with the North America product launch of FRUIT BOWLS® in 100% juice and fruit in jars in 100% juice. If foreign currency exchange rates in Dole’s packaged foods foreign operations during the three quarters ended October 8, 2011 had remained unchanged from those experienced during the three quarters ended October 9, 2010, Dole estimates that packaged foods EBIT would have been higher by approximately $12.6 million.

Corporate

Corporate EBIT was a loss of $40.5 million for the quarter ended October 8, 2011 compared to a loss of $62.1 million for the quarter ended October 9, 2010. The improvement in EBIT was primarily due to the absence of net losses of $43.5 million generated on the cross currency swap which was effectively ceased during the first quarter of 2011. In addition, unrealized gains of $2.4 million were recorded on foreign denominated borrowings during the third quarter of 2011 compared with $13.7 million of unrealized losses recorded in the third quarter of 2010. These improvements were partially offset by $12.7 million of charges related to Dole’s third quarter 2011 debt refinancing and $13.5 million of charges recorded in connection with the early retirement of debt. In addition, 2010 EBIT benefitted from a decrease in incentive compensation accruals. Corporate EBIT was a loss of $96.4 million for the three quarters ended October 8, 2011 compared to a loss of $98.8 million for the three quarters ended October 9, 2010. The change in EBIT was primarily due to the same factors impacting Corporate EBIT in the third quarter, except for unrealized losses incurred in connection with the end of the cross currency swap.

Liquidity and Capital Resources

Cash flows provided by operating activities were $39.3 million for the three quarters ended October 8, 2011, compared to $138.9 million provided by operating activities for the three quarters ended October 9, 2010. Operating cash flows decreased $99.6 million primarily due to higher inventory costs and rising commodity prices and lower levels of accounts payable and accrued liabilities. These factors were partially offset by higher net income.

Cash flows provided by investing activities were $11.4 million for the three quarters ended October 8, 2011, compared to cash flows used in investing activities of $42.5 million for the three quarters ended October 9, 2010. The change was primarily due to a $45.4 million decrease in restricted deposits primarily due to the elimination of the collateral requirement for the cross currency swap and a reduction in cash on deposit related to a bank guarantee. This was partially offset by a decrease in cash proceeds received from the sale of assets.

Cash flows used in financing activities was $31 million for the three quarters ended October 8, 2011, compared to $19.7 million for the three quarters ended October 9, 2010. The change was primarily due to premiums paid associated with the repurchase and retirement of $52.5 million of Dole’s 13.875% Notes due 2014 (“2014 notes”) and the settlement of long-term Japanese yen hedge forwards.

As of October 8, 2011, Dole had a cash balance of $196.3 million including $5.7 million of restricted cash and an ABL revolver borrowing base of $309.7 million. There were no borrowings under the ABL revolver at October 8, 2011. After taking into account approximately $82.1 million of outstanding letters of credit issued under the ABL revolver, Dole had approximately $227.6 million available for borrowings as of October 8, 2011.

Dole’s term loan and ABL revolver facilities were amended and restated on July 8, 2011. The amendments, among other things: (i) for the ABL revolver facility, decreased the applicable margin for LIBOR borrowings to 1.75% — 2.25%, and for base rate borrowings to 0.75% — 1.25%, with the rate at any time determined by the average historical borrowing availability; (ii) for the term loan facilities, reduced the LIBOR floor to 1.25% and increased the LIBOR applicable margin to 3.75%, and the base rate applicable margin to 2.75%, with an opportunity to reduce the applicable margin by 0.25% after December 31, 2011 if Dole’s Total Leverage Ratio is 3.50:1.00 or lower; (iii) eliminated the financial maintenance covenants of total leverage ratio and minimum interest coverage ratio (such covenants had been in the previous term loan facilities, but not the revolving credit facility); (iv) added greater operating and financial flexibility for Dole; and (v) provided for other technical and clarifying changes. The amended credit facilities provide $900 million of term debt due 2018 and up to $350 million of revolving debt due 2016.

In connection with the July 8, 2011 amendment of the term loan and ABL revolver facilities, Dole recorded a charge of approximately $12.7 million to other income (expense) in the condensed consolidated statement of operations during the third quarter of 2011. This charge relates to fees incurred in connection with the refinancing as well as the write-off of deferred debt issuance costs and debt discounts.

As a result of the partial retirement of the 2014 notes, Dole recorded a charge of $13.5 million to other income (expense) in the condensed consolidated statement of operations during the third quarter of 2011. This charge relates to premium paid in connection with the early debt retirement as well as the write-off of deferred debt issuance costs and debt discounts

Dole believes that available borrowing capacity under the revolving credit facility and subsidiaries’ uncommitted lines of credit, together with its existing cash balances, future cash flow from operations, planned asset sales and access to capital markets will enable it to meet its working capital, capital expenditure, debt maturity and other commitments and funding requirements over the next 12 months. Management’s plan is dependent upon the occurrence of future events which will be impacted by a number of factors including the general economic environment in which Dole operates, Dole’s ability to generate cash flow from its operations, and its ability to attract buyers for assets being marketed for sale. Factors impacting Dole’s cash flow from operations include, but are not limited to, items such as product pricing, commodity prices, interest rates and foreign currency exchange rates.

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

During fiscal 2010, Dole recorded tariff refunds of $8 million for the period from December 15, 2009 through June 8, 2010, of which substantially all have been collected. The lower tariff rates benefitted fiscal 2010 EBIT by an additional amount of approximately $7 million and first three quarters of 2011 EBIT by approximately $2 million.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the three quarters ended October 8, 2011, there have been no material changes in the market risk disclosure presented in Dole’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011. For information regarding Dole’s derivative instruments and hedging activities, refer to Note 14 to the condensed consolidated financial statements contained in this Quarterly Report.

Item 4.  CONTROLS AND PROCEDURES

An evaluation was carried out as of October 8, 2011 under the supervision and with the participation of Dole’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act. Based upon this evaluation, Dole’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 8, 2011. No change in our internal control over financial reporting identified in connection with this evaluation that occurred during our third quarter of 2011 has materially affected, or is reasonably likely to materially affect, Dole’s internal control over financial reporting.

PART II.

OTHER INFORMATION

DOLE FOOD COMPANY, INC.

Item 1.    Legal Proceedings

For information regarding legal matters, refer to Note 12 to the condensed consolidated financial statements contained in this Quarterly Report.

Item 6.    Exhibits

Exhibit Number

10.1**	Credit Agreement, dated as of March 28, 2003, amended and restated as of April 18, 2005, further amended and restated as of April 12, 2006, as amended March 18, 2009, as further amended on October 26, 2009, as further amended on March 2, 2010 and as further amended on July 8, 2011, among Dole Food Company, INC., a Delaware corporation, Solvest, Ltd., a company organized under the laws of Bermuda, the Lenders from time to time party thereto, Deutsche Bank AG New York Branch, as Administrative Agent, Bank of America, N.A. and Wells Fargo Bank, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., The Bank of Nova Scotia and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Co-Documentation Agents, and Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Lead Arrangers and Joint Book Runners.

10.2**	Credit Agreement, dated as of April 12, 2006, as amended on March 18, 2009, as further amended on October 26, 2009, as further amended on March 2, 2010 and as further amended on July 8, 2011, among Dole Food Company, Inc., a Delaware corporation, the Lenders party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, Bank of America, N.A. and Wells Fargo Capital Finance, LLC, as Co-Syndication Agents, JPMorgan Chase Band, N.A., The Bank of Nova Scotia and U.S. Bank National Association, as Co-Documentation Agents, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Capital Finance, LLC, as Joint Lead Arrangers and Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Book Running Managers.

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1†	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2†	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101***	The following financial information from Dole Food Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 8, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statement of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Stockholders’ Equity and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

**

Filed herewith. These agreements (without all of their schedules and exhibits) were previously filed as Exhibits 99.1 and 99.2, respectively, to the Company’s Current Report on Form 8-K, filed with the Commission on July 14, 2011. As requested by the staff of the Commission, Dole is filing these agreements again, with the schedules and exhibits attached. Confidential treatment has been requested with respect to certain portions of these agreements. Omitted portions have been filed separately with the Commission.

***	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

†	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLE FOOD COMPANY, INC. REGISTRANT

By:	/s/ Joseph S. Tesoriero
Joseph S. Tesoriero
Executive Vice President and
Chief Financial Officer

By:	/s/ Yoon J. Hugh
Yoon J. Hugh
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

November 17, 2011

EXHIBIT INDEX

Exhibit Number

10.1**	Credit Agreement, dated as of March 28, 2003, amended and restated as of April 18, 2005, further amended and restated as of April 12, 2006, as amended March 18, 2009, as further amended on October 26, 2009, as further amended on March 2, 2010 and as further amended on July 8, 2011, among Dole Food Company, INC., a Delaware corporation, Solvest, Ltd., a company organized under the laws of Bermuda, the Lenders from time to time party thereto, Deutsche Bank AG New York Branch, as Administrative Agent, Bank of America, N.A. and Wells Fargo Bank, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., The Bank of Nova Scotia and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Co-Documentation Agents, and Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Lead Arrangers and Joint Book Runners.

10.2**	Credit Agreement, dated as of April 12, 2006, as amended on March 18, 2009, as further amended on October 26, 2009, as further amended on March 2, 2010 and as further amended on July 8, 2011, among Dole Food Company, Inc., a Delaware corporation, the Lenders party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, Bank of America, N.A. and Wells Fargo Capital Finance, LLC, as Co-Syndication Agents, JPMorgan Chase Band, N.A., The Bank of Nova Scotia and U.S. Bank National Association, as Co-Documentation Agents, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Capital Finance, LLC, as Joint Lead Arrangers and Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Book Running Managers.

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1†	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2†	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101***	The following financial information from Dole Food Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 8, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statement of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Stockholders’ Equity and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

**

Filed herewith. These agreements (without all of their schedules and exhibits) were previously filed as Exhibits 99.1 and 99.2, respectively, to the Company’s Current Report on Form 8-K, filed with the Commission on July 14, 2011. As requested by the staff of the Commission, Dole is filing these agreements again, with the schedules and exhibits attached. Confidential treatment has been requested with respect to certain portions of these agreements. Omitted portions have been filed separately with the Commission.

***	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

†	Furnished herewith