Form 10-Q/A
period 2011-10-08
DOLE FOOD CO INC
filed 2012-02-24
CIK 18169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Dole Food Company, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-Q (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended October 8, 2011 (the “Form 10-Q), originally filed with the Securities and Exchange Commission (the “Commission”) on November 17, 2011. The purpose of this Amendment is to refile Exhibits 10.1 and 10.2 that were originally filed with the Form 10-Q to conform such exhibits to respond to comments received from the staff of the Commission on the confidential treatment request filed by the Company with respect to Exhibits 10.1 and 10.2. Confidential Treatment has been requested for certain portions of these agreements. Omitted portions have been filed separately with the Commission.

This Amendment contains only the Cover Page to this Form 10-Q/A, this Explanatory Note, Item 6, the Signature Page, Exhibit Index, Exhibits 10.1 and 10.2, as amended and Exhibits 31.1 and 31.2. No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART II.

OTHER INFORMATION

DOLE FOOD COMPANY, INC.

Item 6.    Exhibits

Exhibit Number

10.1*	Credit Agreement, dated as of March 28, 2003, amended and restated as of April 18, 2005, further amended and restated as of April 12, 2006, as amended March 18, 2009, as further amended on October 26, 2009, as further amended on March 2, 2010 and as further amended on July 8, 2011, among Dole Food Company, INC., a Delaware corporation, Solvest, Ltd., a company organized under the laws of Bermuda, the Lenders from time to time party thereto, Deutsche Bank AG New York Branch, as Administrative Agent, Bank of America, N.A. and Wells Fargo Bank, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., The Bank of Nova Scotia and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Co-Documentation Agents, and Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Lead Arrangers and Joint Book Runners.

10.2*	Credit Agreement, dated as of April 12, 2006, as amended on March 18, 2009, as further amended on October 26, 2009, as further amended on March 2, 2010 and as further amended on July 8, 2011, among Dole Food Company, Inc., a Delaware corporation, the Lenders party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, Bank of America, N.A. and Wells Fargo Capital Finance, LLC, as Co-Syndication Agents, JPMorgan Chase Band, N.A., The Bank of Nova Scotia and U.S. Bank National Association, as Co-Documentation Agents, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Capital Finance, LLC, as Joint Lead Arrangers and Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Book Running Managers.

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2***	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101****	The following financial information from Dole Food Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 8, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statement of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Stockholders’ Equity and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Previously filed on November 17, 2011 as Exhibit 32.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 8, 2011.

***	Previously filed on November 17, 2011 as Exhibit 32.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 8, 2011.

****	Previously furnished on November 17, 2011 as Exhibit 101 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 8, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLE FOOD COMPANY, INC. REGISTRANT

By:	/s/ Joseph S. Tesoriero
Joseph S. Tesoriero
Executive Vice President and
Chief Financial Officer

By:	/s/ Yoon J. Hugh
Yoon J. Hugh
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

February 23, 2012

EXHIBIT INDEX

Exhibit Number

10.1*	Credit Agreement, dated as of March 28, 2003, amended and restated as of April 18, 2005, further amended and restated as of April 12, 2006, as amended March 18, 2009, as further amended on October 26, 2009, as further amended on March 2, 2010 and as further amended on July 8, 2011, among Dole Food Company, INC., a Delaware corporation, Solvest, Ltd., a company organized under the laws of Bermuda, the Lenders from time to time party thereto, Deutsche Bank AG New York Branch, as Administrative Agent, Bank of America, N.A. and Wells Fargo Bank, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., The Bank of Nova Scotia and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Co-Documentation Agents, and Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Lead Arrangers and Joint Book Runners.

10.2*	Credit Agreement, dated as of April 12, 2006, as amended on March 18, 2009, as further amended on October 26, 2009, as further amended on March 2, 2010 and as further amended on July 8, 2011, among Dole Food Company, Inc., a Delaware corporation, the Lenders party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, Bank of America, N.A. and Wells Fargo Capital Finance, LLC, as Co-Syndication Agents, JPMorgan Chase Band, N.A., The Bank of Nova Scotia and U.S. Bank National Association, as Co-Documentation Agents, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Capital Finance, LLC, as Joint Lead Arrangers and Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Book Running Managers.

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2***	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101****	The following financial information from Dole Food Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 8, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statement of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Stockholders’ Equity and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Previously filed on November 17, 2011 as Exhibit 32.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 8, 2011.

***	Previously filed on November 17, 2011 as Exhibit 32.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 8, 2011.

****	Previously furnished on November 17, 2011 as Exhibit 101 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 8, 2011.

5