Form 10-K
period 2011-12-31
DOLE FOOD CO INC
filed 2012-03-15
CIK 18169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

As of the end of the company’s second fiscal quarter, the approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $463,102,677.

The number of shares of Common Stock outstanding as of February 29, 2012 was 88,952,386.

DOCUMENTS INCORPORATED BY REFERENCE

None

DOLE FOOD COMPANY, INC.

FORM 10-K

Fiscal Year Ended December 31, 2011

i

PART I

Item 1.	Business

Dole Food Company, Inc. was founded in Hawaii in 1851 and was incorporated under the laws of Hawaii in 1894. Dole reincorporated as a Delaware corporation in July 2001. Unless the context otherwise requires, Dole Food Company, Inc. and its consolidated subsidiaries are referred to in this report as the “Company,” “Dole” and “we.”

Dole’s principal executive offices are located at One Dole Drive, Westlake Village, California 91362, telephone (818) 879-6600. At December 31, 2011, we had approximately 34,500 full-time permanent employees and 36,600 full-time seasonal or temporary employees, worldwide. Dole is the world’s largest producer and marketer of high-quality fresh fruit and fresh vegetables. Dole markets a growing line of packaged and frozen fruits and is a produce industry leader in nutrition education and research. Our website address is www.dole.com.

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

Overview

Dole is the world’s leading producer, marketer and distributor of fresh fruit and fresh vegetables, including an expanding line of value-added products. We are one of the world’s largest producers of bananas and pineapples, and an industry leader in packaged fruit products, packaged salads and fresh-packed vegetables. Our most significant products hold the number 1 or number 2 positions in their respective markets. For the fiscal year ended December 31, 2011, Dole generated revenues of $7.2 billion and operating income of $229.6 million. At December 31, 2011 we had total assets of $4.3 billion.

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

Dole has built a fully-integrated operating platform as a result of which our nearly 200 products are sourced, grown, processed, marketed and distributed in more than 90 countries. Our products are produced both directly on Dole-owned or leased land and in Dole-owned factories and through associated producer and independent grower arrangements under which we provide varying degrees of farming, harvesting, packing, storing, shipping and marketing services. We use our global refrigerated supply chain that features the largest dedicated refrigerated containerized fleet in the world, as well as an extensive network of packaging, ripening and distribution centers, to deliver fresh Dole products to market.

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

•

Market Share Leader.    Our most significant products hold the number 1 or number 2 positions in their respective markets. We maintain number 1 market share positions in North American bananas, North American iceberg lettuce, celery, cauliflower, and packaged fruit products, including our FRUIT BOWLS®, FRUIT BOWLS in Gel, Fruit Parfaits and fruit in plastic jars.

•

Valuable Asset Base.    We are an asset rich company, which provides significant competitive advantages to our operations and value to our investors. In addition to the DOLE trademark, we have an impressive base of tangible assets. We own 117,000 acres of farms and other land holdings, including 25,000 acres of farmland in Oahu, Hawaii and approximately 2,600 acres of peach orchards in California. We have the largest dedicated refrigerated containerized fleet in the world, which, at year end, included 14,500 refrigerated containers, and 17 ships, 11 owned, 2 operated under long-term capital leases and 4 chartered. The chartered vessels have been subleased for fiscal 2012. We own and operate over 60 ripening and distribution centers in Europe and Asia. We own and operate over 1.8 million square feet of state-of-the-art vegetable processing facilities. Additionally, our packaged food business processes its product lines in over 2.3 million square feet of owned manufacturing facilities.

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

•

Low-Cost Production Capabilities.    Dole’s valuable asset base enables us to be a low cost producer in many of our major product lines, including bananas, North American fresh vegetables and packaged fruit products. Over the last several years we have undertaken various initiatives to achieve and maintain this low-cost position, including investing in automation within our manufacturing facilities as well as on our farms, and leveraging our global logistics infrastructure more efficiently. We intend to maintain these low-cost positions through a continued focus on operating efficiency.

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

Business Strategy

Key elements of our strategy include:

•

Continue to Leverage our Strong Brand and Market Leadership Position.    Our most significant products hold number 1 or number 2 market positions in their respective markets. We intend to maintain those positions and continue to expand our leadership in new product areas, in new markets, as well as with new customers. We have a history of leveraging our strong brand to successfully enter, and in many cases become the largest player in value-added food categories. We intend to continue to evaluate and strategically introduce other branded products in the value-added sectors of our business.

•

Focus on Value-Added Products.    We will continue to shift our product mix toward value-added food categories while maintaining and building on our key market leadership positions in commodity fruits and vegetables. For example, we have successfully increased our percentage of revenue from value-added products in our fresh vegetables and packaged foods businesses, where our packaged salad lines and FRUIT BOWL and other non-canned products now account for approximately 58% and 55% of those businesses’ respective revenues. Value-added food categories are growing at a faster rate than traditional commodity businesses and typically generate stronger margins. We plan to continue to address the growing demand for convenient and innovative products by investing in our higher margin, value-added food businesses.

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

Business Segments

We have three business segments: fresh fruit, fresh vegetables and packaged foods. The fresh fruit segment contains several operating divisions that produce and market fresh fruit to wholesale, retail and institutional customers worldwide. The fresh vegetables segment produces and markets fresh-packed and value-added vegetables and salads to wholesale, retail and institutional customers, primarily in North America and Europe. The packaged foods segment contains several operating divisions that produce and market packaged foods including fruit, juices, frozen fruit and healthy snack foods.

Fresh Fruit

Our fresh fruit business segment has four primary operating divisions: bananas, European ripening and distribution, fresh pineapples and Dole Chile. We believe that we are the industry leader in growing, sourcing, shipping and distributing consistently high-quality fresh fruit. The fresh fruit business segment represented approximately 70% of 2011 consolidated revenues.

Bananas

We are one of the world’s largest producers of bananas, growing and selling approximately 154 million boxes of bananas in 2011. We sell most of our bananas under the DOLE brand. We primarily sell bananas to customers in North America, Europe and Asia. We are the number 1 brand of bananas in both the U.S. (an approximate 34% market share) and Japan (an approximate 31% market share) and the number 2 provider in Europe (an approximate 7% market share). In Latin America, we source our bananas primarily in Honduras, Costa Rica, Ecuador, Colombia, Guatemala and Peru, growing on approximately 32,000 acres of company-owned farms and approximately 66,900 acres of independent producers’ farms. We ship our Latin American bananas to North America and Europe in our refrigerated and containerized shipping fleet. In Asia, we source our bananas primarily in the Philippines. Bananas accounted for approximately 41% of our fresh fruit business segment revenues in 2011.

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

Approximately 90% of our total retail volume in North America is sold under contract. The contracts are typically one year in duration and help to insulate us from fluctuations in the banana spot market. Our principal competitors in the international banana business are Chiquita Brands International, Inc., Fresh Del Monte Produce Inc. and Fyffes plc.

European Ripening and Distribution

Dole performs four activities in Europe. Our European ripening and distribution business distributes DOLE and non-DOLE branded fresh produce in Europe. This business operates seven ripening and distribution centers in five countries. As well, we provide distribution services dedicated to certain retail chains from five distribution centers in Sweden, Germany and Austria. We produce value-added pre-cut lettuce in two facilities in Sweden and Finland. We also source and export DOLE and non-DOLE branded deciduous and citrus fruit from South Africa serving a worldwide customer structure.

We have a 40% interest in a French company, Compagnie Financière de Participations (“CF”), the leading African provider of bananas and pineapples out of plantations in Cameroon, Ghana and the Ivory Coast. During the fourth quarter of 2008, CF acquired our JP Fresh and Dole France subsidiaries which operate banana ripening and distribution facilities in the United Kingdom and France, respectively. In the fourth quarter of 2011, CF acquired Dole’s Spanish subsidiary, also a banana ripening and distribution company.

In 2011, the European ripening and distribution business accounted for approximately 37% of our fresh fruit business segment’s revenues. Our principal competitors in this business are Total Produce Plc and Univeg.

Fresh Pineapples

We are the number 2 global marketer of fresh pineapples, growing and selling more than 30 million boxes in 2011. We source our pineapples primarily from Dole-operated farms and independent growers in Hawaii, Latin America, the Philippines and Thailand. We produce and sell several different varieties, including the sweet yellow pineapple. We introduced the sweet yellow pineapple in 1999, and now market a substantial portion of this fruit under the DOLE TROPICAL GOLD® label. Varieties of pineapple other than the sweet pineapples are also used in our packaged products. Our primary competitor in fresh pineapples is Fresh Del Monte Produce Inc. Pineapples accounted for approximately 8% of our fresh fruit business segment’s revenues in 2011.

Dole Chile

We began our Chilean operations in 1982 and we are the largest exporter of Chilean fruit. We export grapes, apples, pears, stone fruit (e.g., peaches and plums) and kiwifruit from approximately 600 primarily leased acres and 15,300 contracted acres. The weather and geographic features of Chile are similar to those of the Western United States, with opposite seasons. Accordingly, Chile’s harvest is counter-seasonal to that in the northern hemisphere, offsetting the seasonality in our other non-tropical fresh fruit. We primarily export Chilean fruit to North America, Latin America and Europe. Our Dole Chile business division accounted for approximately 6% of our fresh fruit business segment’s revenues in 2011.

Fresh Vegetables

Our fresh vegetables business segment produces and markets fresh-packed and value-added vegetables as well as fresh berries. We source fresh vegetables and berries from Dole-owned, leased and contracted farms. Under arrangements with independent growers, we purchase fresh produce at the time of harvest and are generally responsible for harvesting, packing and shipping the product to our central cooling and distribution facilities. Our value-added products are produced in state-of-the-art processing facilities in Yuma, Arizona, Soledad, California, Springfield, Ohio and Bessemer City, North Carolina. The fresh vegetables business segment accounted for approximately 14% of 2011 consolidated revenues.

Fresh-packed Vegetables

We source, harvest, cool, distribute and market more than 20 different types of fresh and fresh-cut vegetables, including iceberg lettuce, red and green leaf lettuce, romaine lettuce, butter lettuce, celery, cauliflower, broccoli, carrots, brussels sprouts, green onions, asparagus, snow peas, artichokes and radishes. Products are grown by independent farmers under seasonal contracts, with harvesting primarily provided by us. Many of our fresh-packed vegetables are packaged in the field, reducing handling and increasing product quality. We sell our fresh-packed vegetables products primarily in North America and, to a lesser extent, in Western Europe and Asia. Based on our estimates, we are the largest supplier of iceberg lettuce and celery, and the third largest producer of cauliflower in the U.S. Our primary competitors in this category include: Tanimura & Antle, Duda Farm Fresh Foods, Ocean Mist Farms, and the Nunes Company, Inc. Fresh-packed vegetables revenues accounted for 24% of our fresh vegetables business segment’s revenues.

Fresh Berries

During the fourth quarter of 2011, we strengthened our presence in fresh berries with the acquisition of SunnyRidge Farms (“SunnyRidge”), one of the top blueberry companies in the United States. SunnyRidge is a grower and distributor of fresh berries to the wholesale and food service markets in North America. In addition to its own berry farms, SunnyRidge packages and distributes blueberries, blackberries, raspberries and strawberries for various independent growers located in North America and Latin America.

Our berry products include strawberries, blueberries, blackberries and raspberries that are sourced throughout North and Latin America which allows us to take advantage of the various growing seasons to maximize freshness and availability. Berries are grown and harvested from company-owned farms and through our independent grower network. We sell our berries primarily in North America and, to a lesser extent, in Western Europe and Asia. Based on our estimates, we are the second largest supplier of strawberries and blueberries in the U. S. Our primary competitors in this category include Driscoll Strawberry Associates, Inc., Naturipe Farms LLC, and Well-Pict Berries, Inc. Revenues from fresh berries accounted for 18% of our fresh vegetables business segment’s revenues.

Value-Added

Our value-added vegetable products include packaged salads and packaged fresh-cut vegetables. Our U.S. unit market share of the packaged salads category, as reported by IRI, was approximately 32% for the 2011 fiscal year. New product development continues to drive growth in this area. Packaged salads go through a three-step process: (i) vegetables are grown for us by farmers under seasonal contracts, (ii) vegetables and other ingredients are delivered to our plants where they are washed three times in chilled, chlorinated water, and packaged under strict cold-chain and HACCP (Hazard Analysis and Critical Control Points) standards, and (iii) salads are shipped to retailers’ warehouses for delivery to stores. Our primary competitors in packaged salads include Chiquita Brands International, Inc. (which markets Fresh Express), Ready Pac Produce, Inc. and Taylor Fresh Foods, Inc. In 2011, value-added products accounted for 58% of the revenues for this segment.

Packaged Foods

Our packaged foods segment produces canned pineapple, canned pineapple juice, fruit juice concentrate, fruit in plastic cups, jars and pouches, fruit parfaits, healthy snack foods and frozen fruit. Most of our significant packaged food products hold the number 1 branded market position in North America. We remain the market leader in the plastic fruit cup category with six of the top twelve items in the category. Fruit for our packaged food products is sourced primarily in the Philippines, Thailand, the United States and China and packed primarily in four Asian canneries, two in Thailand and two in the Philippines. We have continued to focus on expanding our product range beyond our traditional canned fruit and juice products. FRUIT BOWL and other non-canned products accounted for approximately 55% of the segment’s 2011 revenues. To keep up with demand for our products, we have made substantial investments in our Asian canneries, significantly increasing our FRUIT BOWLS capacity in the past five years. These investments should ensure our position as an industry innovator and low-cost producer.

In response to the trend towards convenient, healthy snacking, the single-serve shelf stable packaged fruit category has grown to exceed the applesauce and shelf-stable prepared gelatin categories combined. Our FRUIT BOWLS products, introduced in 1998, have achieved significant market share, as evidenced by our 49% dollar market share in the United States during 2011, as reported by IRI. In late 2010, we introduced FRUIT BOWLS in 100% juice, the only non-refrigerated fruit bowl in 100% juice. FRUIT BOWLS in 100% juice have no added sugar or artificial sweeteners, and completely replace our FRUIT BOWLS in light syrup in the U.S.

In the frozen fruit category, Dole has grown its revenue at a compounded annual growth rate of 7.1% over the past six years. Dole is the branded category leader in frozen fruit and expects to continue to grow its brand position in the future by increasing its distribution base with innovative new products using new processing technologies.

During 2011, we introduced two new concepts in the frozen fruit category to take advantage of the consumer’s desire for healthier, portion controlled, products that contain no additives or preservatives. Our first new item, “Fruit Smoothie SHAKERS®,” is a single serve container of frozen fruit and yogurt which, when mixed with juice and shaken, creates a great tasting and nutritious fruit smoothie. The product line comes in three popular flavors and offers a perfect snack or meal replacement without having to use a blender.

The other new concept is a three ounce, frozen fruit single serve cup that features our new Nature Lock technology, which guarantees fresh fruit flavor and texture. Our strawberry, blueberry and pineapple varieties, available in two-packs, offer consumers another unique, convenient, and good for you snack or topping that is equivalent to one full serving of fruit.

During the first quarter of 2012, we acquired Mrs. May’s Naturals Inc., a company committed to providing consumers with wholesome snacks for a healthier lifestyle. A family-run business founded in 2002, Mrs. May’s Naturals was created to bring consumers natural, wholesome snack alternatives to junk food. With product offerings like fruit and nut based clusters, bars and freeze-dried fruit, Mrs. May’s Naturals provides a platform for growth of all-natural offerings in the health and nutrition food category. Mrs. May’s products will continue to be packaged under the Mrs. May’s label.

Our packaged foods segment accounted for approximately 17% of 2011 consolidated revenues.

Discontinued Operations

During the fourth quarter of 2007, we approved and committed to a formal plan to divest our citrus and pistachio operations (“Citrus”) located in central California. During March 2008, we entered into an agreement to sell land and other related assets of Citrus. The sale was completed during the third quarter of 2008, and we received net proceeds of $28.1 million. In addition, during the second quarter of 2008, we approved and committed to a formal plan to divest our fresh-cut flowers operations, and during the third quarter of 2008 we signed a binding letter of intent to sell these operations. During the first quarter of 2009, the majority of the related assets of this business were sold. During the third quarter of 2010, Dole sold a building and a farm located in Colombia to the buyer of the flowers business. During the second quarter of 2011, Dole sold a warehouse located in Miami, Florida to the buyer of the flowers business. In addition, Dole sold a farm in Colombia.

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

The produce that we distribute internationally is transported primarily by 17 owned or leased ocean-going vessels. We ship our tropical fruit in owned or chartered refrigerated vessels. All of our tropical fruit shipments into the North American and core European markets are delivered using pallets or containers. This increases efficiency and minimizes damage to the product from handling. Most of the vessels are equipped with controlled atmosphere technology, to ensure product quality. “Backhauling” services, transporting our own and third-party cargo primarily from North America and Europe to Latin America, reduce net transportation costs. We use vessels that are both owned or operated under long-term leases, as well as vessels chartered under contracts that typically last one year.

Customers

Our top 10 customers in 2011 accounted for approximately 34% of total revenues. No individual customer accounted for greater than 10% of Dole’s revenues during 2011. Our customer base is highly diversified, both geographically and in terms of product mix. Each of our segments’ largest customers accounted for no more than approximately 20% of that segment’s revenues. Our largest customers are leading global and regional mass merchandisers and supermarkets in North America, Europe and Asia.

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

Employees

At December 31, 2011, we had approximately 34,500 full-time permanent employees and 36,600 full-time seasonal or temporary employees, worldwide. Approximately 36% of our employees work under collective bargaining agreements, some of which are in the process of being renegotiated. Certain other bargaining agreements are scheduled to expire during 2012, subject to automatic renewals unless a notice of non-extension is given by the union or us. We have not received any notice that a union intends not to extend a collective bargaining agreement. We believe our relations with our employees are generally good.

Trademark Licenses

In connection with the sale of the majority of our juice business to Tropicana Products, Inc. in May 1995, we received cash payments up front and granted to Tropicana a license, requiring no additional future royalty payments, to use certain DOLE trademarks on certain beverage products. We continue to produce and market DOLE canned pineapple juice and pineapple juice blend beverages, which were not part of the 1995 sale. We have a number of additional license arrangements worldwide, none of which is material to Dole and its subsidiaries, taken as a whole.

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

Corporate Responsibility and Sustainability

Dole embraces Corporate Responsibility & Sustainability (CR&S) as one of the values that drive all our operations and activities worldwide. Our CR&S strategy is based on a holistic approach, assessing the social, environmental and economic dimensions related directly or indirectly to our operations and activities.

From a social perspective, Dole promotes and maintains a continuous dialog and collaboration with its different stakeholders, including employees, workers’ representatives, suppliers, clients, communities, governmental and non-governmental organizations and other civil society organizations. Directly, or through the support of local foundations, we implement programs aimed at providing medical services, promoting education, empowering communities and women in particular, protecting workers’ health and safety, freedom of association, and other labor rights.

The environmental dimension includes Dole’s unwavering commitment to improving our Good Agricultural Practices aimed at reducing the use of agrochemicals. In addition, as per our environmental policy, Dole will not use any product banned for reasons of unacceptable health or environmental risk by the United States Environmental Protection Agency or by the European Union. Other specific areas of focus include precision agriculture, organic farming, the conservation of natural resources by implementing waste and water recycling programs as well as precise irrigation systems, avoiding soil erosion and protecting biodiversity. Dole has a sound commitment to reduce its Environmental Footprint and understands the importance of identifying, monitoring and, when feasible, measuring its components to determine the baseline and establish reduction goals.

From an economic viewpoint, our CR&S strategy allows us to:

•	Avoid higher costs, particularly those related to the use of inputs produced with fossil fuel derivatives;

•	Anticipate new and upcoming legal and/or market-driven requirements;

•	Anticipate the operational risk linked to changes in climatic conditions and to increased water scarcity as well as soil depletion; and

•	Reduce the exposure to social risk through the implementation of socially and environmentally friendly practices.

Our current CR&S strategy is constantly adapted to better reflect the challenges of the food industry. Today, the existing challenges have led us to identify our four main pillars of CR&S which are:

•	Carbon Footprint and Energy Use;

•	Water Management;

•	Soil Conservation; and

•	Packaging and Waste Management.

Addressing these pillars has a direct impact on all three dimensions: social, environmental and economic. All the practices and projects encompassed under our strategy are translated into safer and better working conditions, more environmentally friendly practices and a reduced financial risk, as a guarantee to our shareholders and stakeholders that Dole is addressing the challenges of our operations and industry in a pro-active and responsible manner.

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

During fiscal 2010, Dole recorded tariff refunds of $8 million for the period from December 15, 2009 through June 8, 2010, of which substantially all have been collected. The lower tariff rates benefitted fiscal 2010 EBIT by an additional amount of approximately $7 million and fiscal 2011 EBIT by approximately $2 million.

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

Excess supply often causes severe price competition in our businesses. Growing conditions in various parts of the world, particularly weather conditions such as windstorms, floods, droughts and freezes, as well as diseases and pests, are primary factors affecting market prices because of their influence on the supply and quality of product.

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

Our nearly 200 products are sourced, grown, processed, marketed and distributed in more than 90 countries throughout the world. Our international sales are usually transacted in U.S. dollars, and European and Asian currencies. Our results of operations are affected by fluctuations in currency exchange rates in both sourcing and selling locations. Although we enter into foreign currency exchange forward contracts from time to time to reduce our risk related to currency exchange fluctuation, our results of operations may still be impacted by foreign currency exchange rates, primarily the yen-to-U.S. dollar and euro-to-U.S. dollar exchange rates. For instance, we currently estimate that a 10% strengthening of the U.S. dollar relative to the Japanese yen, euro and Swedish krona would have reduced 2011 operating income by approximately $42 million, excluding the impact of foreign currency exchange hedges. Because we do not hedge against all of our foreign currency exposure, our business will continue to be susceptible to foreign currency fluctuations.

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

We believe that we have not violated the European competition laws and that our Application has substantial legal merit, both for an annulment of the Decision and fine in their entirety, or for a substantial reduction of the fine, but no assurances can be given that we will be successful on appeal. Furthermore, the ultimate resolution of these items could materially impact our results of operations or financial condition. We cannot predict the timing or outcome of our appeal of the EC’s Decision. See Note 18 to our Consolidated Financial Statements.

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

The ongoing sovereign debt issue in the European Union, and related European restructuring efforts, may result in a decrease in the value of European currencies, including the euro and Swedish krona, against the U.S. dollar, which in turn could adversely impact our sales and working capital denominated in such currencies. In addition, instability in global credit markets, and/or further economic deterioration in Europe could adversely impact demand for our products and product pricing.

The global economic downturn may have other impacts on participants in our industry, which cannot be fully predicted.

The full impact of the global economic downturn on customers, vendors and other business partners cannot be anticipated. For example, major customers or vendors may have financial challenges unrelated to us that could result in a decrease in their business with us or, in extreme cases, cause them to file for bankruptcy protection. Similarly, parties to contracts may be forced to breach their obligations under those contracts. Although we exercise prudent oversight of the credit ratings and financial strength of our major business partners and seek to diversify our risk to any single business partner, there can be no assurance that there will not be a bank, insurance company, supplier, customer or other financial partner that is unable to meet its contractual commitments to us. Similarly, stresses and pressures in the industry may result in impacts on our business partners and competitors that could have wide ranging impacts on the future of the industry.

Terrorism and the uncertainty of war may have a material adverse effect on our operating results.

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, the subsequent response by the United States in Afghanistan, Iraq and other locations, and other acts of violence or war in the United States or abroad may affect the markets in which we operate and our operations and profitability. From time to time in the past, our operations or personnel have been the targets of terrorist or criminal attacks, and the risk of such attacks impacts our operations and results in increased security costs. Further terrorist attacks against the United States or operators of United States-owned businesses outside the United States may occur, or hostilities could develop based on the current international situation. The potential near-term and long-term effect these attacks may have on our business operations, our customers, the markets for our products, the United States economy and the economies of other places in which we source or sell our products is uncertain. The consequences of any terrorist attacks, or any armed conflicts, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets or our business.

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

As of December 31, 2011, approximately 36% of our employees worldwide worked under various collective bargaining agreements. We cannot give assurance that we will be able to negotiate these or other collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages. A prolonged labor dispute, which could include a work stoppage, could have a material adverse effect on the portion of our business affected by the dispute, which could impact our business, results of operations and financial condition.

Risks Relating to Our Indebtedness

Our substantial indebtedness could adversely affect our operations, including our ability to perform our obligations under our debt obligations.

We have a substantial amount of indebtedness. As of December 31, 2011, we had approximately $1.5 billion in senior secured indebtedness, $155 million in senior unsecured indebtedness, approximately $57 million in capital leases and approximately $35 million in unsecured notes payable and other indebtedness.

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

As of December 31, 2011, approximately $1.0 billion, or 60%, of our total indebtedness, was subject to variable interest rates. If we borrow additional amounts under the revolving portion of our senior secured credit facilities, the interest rates on those borrowings may vary depending on the base rate or Eurodollar Rate (“LIBOR”). A 1% increase in the weighted average interest rates on our variable rate debt outstanding as of December 31, 2011, would result in higher interest expense of approximately $7 million per year.

Risks Relating to Our Common Stock

We are a “controlled company,” controlled by David H. Murdock, whose interests in our business may be different from yours.

David H. Murdock and his affiliates own 51,710,000 shares, or approximately 58.1%, of our outstanding common stock. Mr. Murdock and his affiliates will, for the foreseeable future, have significant influence over our management and affairs. He and his controlled companies are able, subject to applicable law, to elect all of the members of our Board of Directors and control actions to be taken by us and our Board of Directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and the rules and regulations of the NYSE, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of Mr. Murdock may in some circumstances conflict with our interests and the interests of our other stockholders.

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

Risks Relating to Our Information Systems

Our electronic information and our information system assets may be made unavailable, leaked, or altered due to a computer security incident, which could adversely affect the results of our operations, and we cannot predict the extent or duration of these incidents.

Although our computer systems are distributed in many geographic areas, they are connected together in a private network. A widespread computer security incident such as virus infection may significantly disrupt our operations and business processes. In such case, we may have to operate manually which may result in significant delay in the delivery of our products to our customers or damage to the fresh fruit and vegetable products. Our customers could refuse to continue to do business with us and prematurely terminate or reduce existing contracts resulting in a significant reduction of our operating revenue.

We have intellectual property, trade secrets and confidential business information that are stored in electronic formats that could be leaked to competitors or the public due to a computer security incidents which may result in loss of competitive position and market share.

We also have personal confidential information stored in Company controlled systems. This information, if stolen or leaked can result in significant financial and legal risk.

We may be targeted by computer hackers from the internet, from business partners’ networks connected to our network, or from employees for specific purposes such as financial gain, political or ideological motives or otherwise simply to damage our reputation, which may result in significant decline in consumer preference for our products in certain geographic region or globally and could potentially reduce our market share.

Although we believe we have implemented reasonable industry best practices, processes and technologies to protect our information and information systems, recovery from the above computer incidents could be expensive. Rapidly raising and maintaining higher standards of computer security practices in our business globally may require significant initial investment and higher operating costs and therefore could negatively impact our operating income.

Item 1B. Unresolved	Staff Comments

None.

Item 2. Properties

The following is a description of our significant properties.

North America

We own our executive office facility in Westlake Village, California, and lease a divisional office in Monterey, California.

Our Hawaii operations are located on the island of Oahu and total approximately 25,000 acres, which we own. Of the total acres owned, we farm pineapples on 2,700 acres and coffee and cacao on an additional 195 acres. The remaining acres are leased or are in pastures and forest reserves. As of December 31, 2011, approximately 2,300 acres and 14,200 acres were classified as assets held-for-sale and actively marketed land, respectively. Other Hawaii land parcels are currently under evaluation for potential sale.

We own approximately 200 acres of farmland in California, 300 acres in Florida, 200 acres in Georgia and 75 acres in North Carolina in connection with our vegetable and berry operations. Additionally, we lease approximately 11,200 acres of farmland in California, 3,000 acres in Arizona and 500 acres in Mexico. The majority of this acreage is farmed under joint growing arrangements with independent growers, while we farm the remainder. We own cooling, packing and shipping facilities in Marina, Gonzales and Huron, California. Additionally, we have partnership interests in facilities in Yuma, Arizona and Salinas, California, and leases in facilities in the following California cities: Oxnard, Monterey and Watsonville. We own and operate state-of-the-art, packaged salad and vegetable plants in Yuma, Arizona, Soledad, California, Springfield, Ohio and Bessemer City, North Carolina.

We own approximately 2,600 acres of peach orchards in California of which we farm 1,050 acres. At December 31, 2011, approximately 400 acres were classified as assets held-for-sale. We also own and operate a plant in Atwater, California that produces individually quick frozen fruit, and lease a production facility located in Decatur, Michigan.

Latin America

We own offices in San Jose, Costa Rica, and La Ceiba, Honduras. We also lease offices in Chile, Costa Rica, Ecuador and Guatemala.

We produce bananas directly from owned plantations in Costa Rica, Ecuador and Honduras as well as through associated producers or independent growing arrangements in those countries and others, including Guatemala and Colombia. We own approximately 22,100 acres in Costa Rica, 3,900 acres in Ecuador and 25,500 acres in Honduras, all related to banana production, although some of the acreage is not presently under production.

We own approximately 8,200 acres of land in Honduras, 7,300 acres of land in Costa Rica and 3,000 acres of land in Ecuador, all related to pineapple production, although some of the acreage is not presently under production. We also own a juice concentrate plant in Honduras for pineapple. Pineapple is grown primarily for the fresh produce market.

We grow grapes, stone fruit, kiwi, apples and pears on approximately 600 acres leased by us in Chile. We own or operate 10 packing and cold storage facilities in Chile, and one in Argentina. In addition, we operate a fresh-cut salad plant and a small local fruit distribution company in Chile.

We indirectly own 35% of Bananapuerto, an Ecuadorian port, and operate the port pursuant to a port services agreement signed in 2002, the term of which is up to 30 years.

At year end, Dole Latin America operated a fleet of six refrigerated container ships, of which four are owned and two are under long-term capital leases at year end. In addition, Dole Latin America operated a fleet of 11 breakbulk refrigerated ships, of which seven are owned and four are long-term chartered. The long-term chartered vessels have been subleased for fiscal 2012. We also cover part of our requirements under contracts with existing liner services and occasionally charter vessels for short periods on a time or voyage basis as and when required. We own or lease approximately 14,500 refrigerated containers, 1,300 dry containers, 5,700 chassis and 4,400 generator sets worldwide.

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

We own and operate a tropical fruit cannery and a multi-fruit processing factory in central Thailand and a second tropical fruit cannery in southern Thailand. Dole also grows pineapple in Thailand on approximately 3,600 acres of owned land, not all of which are currently under cultivation.

We produce bananas and papaya from 32,800 acres of leased land in the Philippines and also source these products through associated producers or independent growing arrangements in the Philippines. A plastic extruding plant and a box forming plant, both owned by us, are located near the banana plantations. We also operate banana ripening and distribution centers in Hong Kong, South Korea, Taiwan, China, the Philippines and New Zealand.

Bananas are also grown on 900 acres of leased land in Australia.

Additionally, we source products from approximately 1,000 Japanese farmers through independent growing arrangements.

Europe

We lease our European headquarters in Hamburg, Germany, as well as our major regional offices in Milan, Italy, and Cape Town, South Africa. In addition, we own regional offices in Lübeck, Germany and Helsingborg, Sweden.

We operate and own one banana ripening and produce distribution center in Sweden, two in Germany, one in Turkey and one in Italy. We also operate and lease two banana ripening, produce and flower distribution centers in Sweden, two in Italy, two in Austria and two in Germany. We have a minority interest in a French company, Compagnie Financière de Participations (“CF”), the leading African provider of bananas and pineapples from plantations in Cameroon, Ghana and the Ivory Coast. During the fourth quarter of 2011, CF acquired our Dole Spain subsidiary, which operated banana ripening and distribution facilities in Spain and Portugal. During the fourth quarter of 2008, CF acquired our JP Fresh and Dole France subsidiaries, which operate banana ripening and distribution facilities in the United Kingdom and France, respectively.

In addition, our subsidiary Saba Fresh Cuts AB, owns and operates a state-of-the-art, packaged salad and vegetable plant in Helsingborg, Sweden and Helsinki, Finland.

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

Currently there are 230 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP or seeking enforcement of Nicaragua judgments. In addition, there are 20 labor cases pending in Costa Rica under that country’s national insurance program.

On October 3, 2011, Dole signed a definitive settlement agreement with the plaintiff group represented by the Provost & Umphrey Law Firm, L.L.P., which with full implementation will bring to an end all of their DBCP lawsuits and judgments. Of the 230 lawsuits pending worldwide, the settlement includes four lawsuits in the United States (a petition to the U.S. Supreme Court for a writ of certiorari was recently denied in one Provost judgment enforcement action; the plaintiffs holding the underlying judgment are included in the settlement) and 33 lawsuits in Nicaragua, which includes any and all Nicaragua judgments and plaintiff claims associated with Provost & Umphrey. The 33 Nicaragua cases represent approximately $9 billion in claimed damages and, in seven of those cases, judgments totaling $907.5 million. The effectiveness of the settlement is contingent upon the satisfaction of a number of conditions including various court approvals and signed releases from the plaintiff group. There is no assurance that the settlement effectiveness conditions will be satisfied. This settlement is consistent with the position Dole has taken in the past, that it is willing to seek reasonable resolution of pending DBCP litigation. The settlement, if it becomes effective, will not have a material effect on Dole’s financial position, results of operations or cash flows.

Of the 193 lawsuits not included in the Provost & Umphrey settlement, 16 are currently pending in various jurisdictions in the United States. One case in Los Angeles Superior Court, the last remaining lawsuit brought in the United States by Nicaraguan plaintiffs, was dismissed after the Court found that the plaintiffs and their representatives engaged in blatant fraud, witness tampering and active manipulation. On March 11, 2011, the Court issued a final Statement of Decision, followed on March 31, 2011 by a Judgment, that vacates the prior judgment and dismisses all plaintiffs’ claims with prejudice. Plaintiffs filed a notice of appeal of that judgment on May 6, 2011, and briefing is expected to be completed in the third quarter of 2012.

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

In Nicaragua, 196 cases are currently filed (of which 34 are active) in various courts throughout the country (163 cases not counting lawsuits included in the Provost & Umphrey settlement), all but three of which were brought pursuant to Law 364 (including one new case that was served on November 21, 2011), an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional. Thirty-two cases have resulted in judgments in Nicaragua (25 cases not counting lawsuits included in the Provost & Umphrey settlement): $489.4 million (nine cases consolidated with 465 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; $64.8 million (one case with 85 claimants) on June 15, 2004; $27.7 million (one case with 36 claimants) on March 17, 2005; $46.4 million (one case with 62 claimants) on August 20, 2005; $38.4 million (one case with 192 claimants) on November 14, 2007; and $357.7 million (eight cases with 417 claimants) on January 12, 2009, which Dole learned of unofficially. Except for the latest one, Dole has appealed all judgments. Dole will appeal the $357.7 million judgment once it has been served. The two judgments that resulted from seven of the cases filed by Provost & Umphrey, the $809 million judgment dated December 1, 2006 (six cases consolidated with 1,248 claimants) and the $98.5 million judgment dated August 8, 2005 (one case with 150 claimants), are included in the settlement.

In all but one of the active cases where the proceeding has reached the appropriate stage, Dole has sought to have the cases returned to the United States. In all of the cases where Dole’s request to return the case to the United States has been ruled upon, the courts have denied Dole’s request and Dole has appealed those decisions.

On November 10, 2009, the United States District Court for the Southern District of Florida issued final judgment in favor of Dole denying recognition and enforcement of the $98.5 million Nicaragua judgment against Dole and another U.S. company. On March 10, 2010, Plaintiffs filed an appeal before the United States Court of Appeals for the Eleventh Circuit. On March 25, 2011, the Eleventh Circuit affirmed the district court’s judgment, agreeing that “the Nicaraguan judgment is not due recognition and enforcement.” On April 14, 2011, Plaintiffs filed a Petition for Rehearing En Banc before the 11th Circuit, which was denied by the Court on June 28, 2011. On September 26, 2011, plaintiffs filed a petition for writ of certiorari with the U.S. Supreme Court, which was denied on January 9, 2012. This enforcement action is included in the Provost & Umphrey settlement.

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

Dole received the Decision on October 21, 2008 and appealed the Decision to the European General Court in Luxembourg on December 24, 2008. Oral argument on the appeal was held on January 25, 2012.

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

Former Shell Site:    Shell Oil Company and Dole were sued in several cases filed in Los Angeles Superior Court, beginning in 2009, alleging property damage and personal injury by persons claiming to be current or former residents in the area of a housing development built in the 1960s by a predecessor of what is now a Dole subsidiary, on land that had been owned and used by Shell as a crude oil storage facility for 40 years prior to the housing development. On April 20, 2011, the Court dismissed the case with prejudice, including all claims against Dole. On August 11, 2011, the Court overturned its dismissal in response to plaintiffs’ motion for reconsideration and permitted the filing of a now second amended complaint by plaintiffs. The defendants filed motions to dismiss plaintiffs’ second amended complaint, which have been denied, except that Shell’s motions were granted to dismiss certain property damage claims and certain claims based on the allegation that Shell had engaged in ultrahazardous activity. The California Regional Water Quality Control Board is supervising the cleanup on the former Shell site. On March 11, 2011, the Water Board issued a Cleanup and Abatement Order naming Shell as the Discharger and a Responsible Party, and ordering Shell to assess, monitor, and cleanup and abate the effects of contaminants discharged to soil and groundwater at the site. On April 22, 2011, the Water Board sent Dole a letter requiring Dole to supply information concerning ownership, development and activities of the former Shell site, which Dole did on September 15, 2011.

2010 Arbitration Settlement:    During the third quarter of 2010, Dole, as plaintiff, settled a dispute for $30 million that was the subject of an arbitration proceeding. The dispute involved faulty manufactured containers sold to Dole. The settlement payment was received by Dole during the third quarter of 2010. In connection with the settlement, Dole recorded a $2.7 million non-cash impairment charge related to obsolete containers during the third quarter of 2010. As a result, Dole included $27.3 million as gain on legal settlements during 2010.

2010 Supplier Settlement:    During the fourth quarter of 2010, Dole and a fresh vegetables supplier settled a dispute. Pursuant to the settlement, the supplier paid Dole $5.3 million, which was included as gain on legal settlements during 2010.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Dole’s common stock is listed and traded on the New York Stock Exchange under the ticker symbol “DOLE.” As of February 29, 2012, there were 77 registered stockholders of Dole’s common stock. The following table shows the high and low reported closing price per share of Dole’s common stock on the New York Stock Exchange for each quarter during fiscal years 2011 and 2010.

	High	Low
2011
First quarter	$14.87	$13.06
Second quarter	14.26	12.57
Third quarter	14.50	9.37
Fourth quarter	10.94	8.05
2010
First quarter	$12.47	$10.85
Second quarter	12.37	8.95
Third quarter	11.51	8.64
Fourth quarter	13.55	8.99

Additional information required by Item 5 is contained in Note 20 — Shareholders’ Equity, to Dole’s Consolidated Financial Statements in this Form 10-K.

Performance Graph

The graph below matches the cumulative total return of holders of Dole Food Company, Inc.’s common stock with the cumulative total returns of the S&P 500 index and the S&P 500 Food Products index. The graph assumes that the value of the investment in Dole’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on October 23, 2009 and tracks it through December 31, 2011 (the end of Dole’s fiscal year).

Comparison of Cumulative Total Return

ASSUMES $100 INVESTED ON OCT. 23, 2009

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING Dec. 31, 2011

	10/23/2009	1/02/2010	1/01/2011	12/31/2011
Dole Food Company, Inc.	$100.00	$101.06	$110.02	$70.44
S&P 500 Index	$100.00	$103.73	$119.35	$121.87
S&P 500 Food Products Index	$100.00	$104.93	$119.83	$137.30

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.    Selected Financial Data

	Year Ended December 31, 2011	Year Ended January 1, 2011	Year Ended January 2, 2010		Year Ended January 3, 2009	Year Ended December 29, 2007
	(In millions, except per share data)
Summary of Operations
Revenues, net(1)	$7,224	$6,893	$6,779		$7,620	$6,821
Operating income	230	194	352		275	149
Income (loss) from continuing operations, net of income taxes	42	(34)	85		147	(38)
Income (loss) from discontinued operations, net of income taxes	—	1	2		(27)	(16)
Gain on disposal of discontinued operations, net of income taxes	—	3	1		3	—
Net income (loss)	42	(30)	88		123	(54)
Less: Net income attributable to noncontrolling interests	(4)	(4)	(4)		(2)	(3)
Net income (loss) attributable to shareholders of Dole Food Company, Inc.	38	(34)	84		121	(57)
Average common shares outstanding — Basic and Diluted(3)	88	87	59		52	52
Per Share Data(3)
Income (loss) from continuing operations — Basic	$0.48	$(0.39)	$1.45		$2.84	$(0.75)
Income (loss) from continuing operations — Diluted	$0.47	$(0.39)	$1.45		$2.84	$(0.75)
Balance Sheet and Other Information
Working capital (current assets less current liabilities)	$730	$695	$777		$531	$694
Total assets	4,270	4,257	4,107		4,365	4,643
Long-term debt, net	1,641	1,564	1,553		1,799	2,316
Total debt, net	1,680	1,604	1,598		2,204	2,411
Total equity(3)	818	817	866		433	355
Cash dividends declared and paid to parent	—	—	15		—	—
Proceeds from sales of assets and businesses, net	42	46	185	(2)	226	42
Capital additions from continuing operations	77	100	51		74	104
Depreciation and amortization from continuing operations	104	114	120		138	151

Note: Discontinued operations for the periods presented relate to the reclassification of the fresh-cut flowers operations to discontinued operations during 2008.

(1)	During the fourth quarter of 2008, Dole completed the sale of its JP Fresh and Dole France ripening and distribution subsidiaries. These businesses generated revenues of $382 million and $480 million during fiscal years 2008 and 2007, respectively.

(2)	Included in the 2009 proceeds from sales of assets and businesses, net was $26 million of long-term debt which was assumed by the buyer of Dole’s fresh-cut flowers business.

(3)	During the fourth quarter of 2009, Dole completed a $446 million initial public offering of 35.7 million common shares. Dole received net proceeds of $415 million, reflecting $31 million of underwriting discount and offering expenses, and used the net proceeds to pay down indebtedness. Immediately prior to the closing of the initial public offering, Dole completed certain restructuring transactions. Fiscal years 2007 through 2009 basic weighted average common shares outstanding reflect the effect of the 51,710:1 share conversion related to the restructuring transactions.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements, which are based on management’s assumptions and describe Dole’s future plans, strategies and expectations, are generally identifiable by the use of terms such as “anticipate,” “will,” “expect,” “believe,” “should” or similar expressions. The potential risks and uncertainties that could cause Dole’s actual results to differ materially from those expressed or implied herein are set forth in Item 1A and Item 7A of this Annual Report on Form 10-K for the year ended December 31, 2011 and include: weather-related phenomena; market responses to industry volume pressures; product and raw material supplies and pricing; changes in interest and currency exchange rates; economic crises; quotas, tariffs and other governmental actions and international conflict.

Overview

Significant highlights for Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the Company”) for the year ended December 31, 2011 were as follows:

•	Revenues for 2011 were $7.2 billion, an increase of 5%. Revenues grew in all three of Dole’s reporting segments.

•

Operating income in 2011 was $229.6 million compared to $193.7 million in 2010, an increase of 19%. Excluding the $32.5 million gain on legal settlements recorded during 2010, operating income increased $68.5 million or 43%.

•

Fresh fruit operating income increased primarily as a result of improved banana performance worldwide. In addition, Dole’s European ripening and distribution and Chilean deciduous fruit businesses generated higher earnings.

•

Fresh vegetables operating income increased due to improved pricing and lower marketing expenditures in our packaged salads operations, partially offset by higher harvesting and growing costs in the fresh-packaged vegetables operations.

•	Packaged foods operating income was lower as improved pricing was offset by higher product costs and higher selling, marketing and general and administrative expense worldwide.

•

Dole committed to a new restructuring plan during the third quarter of 2011 in the fresh fruit segment in Europe, Latin America and Asia. These restructuring efforts, coupled with our 2010 restructuring plan, will further reduce costs by realigning supply with demand. During fiscal 2011, Dole incurred total restructuring costs of $30.2 million. As a result of the two plans, Dole has recorded total restructuring charges of $51.6 million to date and expects to incur additional charges of $3.7 million during 2012. Cost savings realized for fiscal 2011 are estimated to be $38 million associated with the 2010 plan. During fiscal 2012, Dole expects to realize additional cost savings of $25 million related to the 2011 restructuring plan.

•

During the fourth quarter of 2011, Dole completed the sale of Dole Food España, S.A.U. (“Dole Spain”), to a subsidiary of Compagnie Financière de Participations, a company in which Dole holds a non-controlling 40% ownership interest.

•

Dole completed the acquisition of SunnyRidge Farms, one of the top blueberry companies in the United States, during the fourth quarter of 2011. Total consideration was $91.3 million, plus an earn-out payable in 2015 that will be between $0 and $15 million. Dole paid the consideration, less certain escrowed amounts, primarily from cash on hand, some of which was attributable to Dole’s third quarter 2011 refinancing transactions.

•

During the fourth quarter of 2011, Dole entered into an agreement to sell a non-core subsidiary in Germany. The sale is expected to close during the first half of 2012 subject to the satisfaction of certain conditions. The German subsidiary generated fiscal 2011 revenues of approximately $550 million.

•

During the first quarter of 2012, Dole acquired Mrs. May’s Naturals, Inc., a company committed to providing consumers with wholesome snacks for a healthier lifestyle. The acquisition provides a platform for growth of all-natural offerings in the health and nutrition food category, which is a part of our packaged foods segment.

Non-GAAP Financial Measures

The following is a reconciliation of earnings before interest expense and income taxes (“EBIT”) and adjusted earnings before interest expense, income taxes, depreciation and amortization (“Adjusted EBITDA”) to the most directly comparable U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) financial measure:

	Year Ended December 31, 2011	Year Ended January 1, 2011	Year Ended January 2, 2010
	(In thousands)
Net income (loss)	$41,793	$(30,166)	$88,033
(Income) loss from discontinued operations, net of income taxes	201	(629)	(1,639)
Gain on disposal of discontinued operations, net of income taxes	(339)	(2,957)	(1,308)
Interest expense	142,430	163,950	205,715
Income taxes	6,521	13,394	22,684

EBIT before discontinued operations	190,606	143,592	313,485
Depreciation and amortization from continuing operations	103,921	114,239	119,572
Net unrealized loss on derivative instruments	7,227	65,099	8,417
Loss on long-term Japanese yen hedges	20,501	—	—
Foreign currency exchange (gain) loss on vessel obligations	(125)	(2,677)	6,326
Net unrealized loss on foreign denominated instruments	2,858	3,204	306
Share-based compensation	9,143	6,642	925
Refinancing charges and loss on early retirement of notes	26,212	4,650	5,601
Charges for restructuring and long-term receivables	30,210	32,748	—
Debt retirement costs in connection with initial public offering	—	—	30,551
Gain on asset sales	(4,541)	(3,017)	(61,257)

Adjusted EBITDA	$386,012	$364,480	$423,926

EBIT before discontinued operations and Adjusted EBITDA are measures commonly used by financial analysts in evaluating the performance of companies. EBIT before discontinued operations is calculated from net income by adding interest expense and income tax expense, and subtracting income from discontinued operations, net of income taxes, and gain on disposal of discontinued operations, net of income taxes. Adjusted EBITDA is calculated from EBIT before discontinued operations by: (1) adding depreciation and amortization from continuing operations; (2) adding the net unrealized loss or subtracting the net unrealized gain on foreign currency and bunker fuel hedges and the cross currency swap which do not have a more than insignificant financing element present at contract inception; (3) adding the net loss or subtracting the net gain on the long-term Japanese yen hedges; (4) adding the foreign currency loss or subtracting the foreign currency gain on the vessel obligations; (5) adding the net unrealized loss or subtracting the net unrealized gain on foreign denominated instruments; (6) adding share-based compensation expense; (7) adding refinancing charges and loss on early retirement of notes; (8) adding charges for restructuring and long-term receivables; (9) for 2009, adding the debt retirement costs in connection with the initial public offering; and (10) subtracting the gain on asset sales. Due to the fact that the long-term Japanese yen hedges had more than an insignificant financing element at inception (as discussed in Note 16 to the consolidated financial statements), the liability is treated similar to a debt instrument and the associated cash flows are classified as a financing activity. As a result, both the realized and unrealized gains and losses related to the long-term Japanese yen hedges are subtracted from or added back to EBIT before discontinued operations when calculating Adjusted EBITDA. These adjustments have been made because management excludes these amounts when evaluating the performance of Dole.

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

EBIT before discontinued operations and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation from, or as an alternative to, operating income, cash flow or other combined income or cash flow data prepared in accordance with U.S. GAAP. Because of their limitations, EBIT before discontinued operations and Adjusted EBITDA and the related ratios presented throughout this Item 7 should not be considered as measures of discretionary cash available to invest in business growth or reduce indebtedness. Dole compensates for these limitations by relying primarily on its U.S. GAAP results and using EBIT before discontinued operations and Adjusted EBITDA only supplementally.

Results of Operations

Selected results of operations for the years ended December 31, 2011, January 1, 2011 and January 2, 2010 were as follows:

	Year Ended December 31, 2011	Year Ended January 1, 2011	Year Ended January 2, 2010
	(In thousands)
Revenues, net	$7,223,836	$6,892,614	$6,778,521
Operating income	229,644	193,674	351,746
Other income (expense), net	(49,233)	(63,641)	(24,727)
Interest expense	(142,430)	(163,950)	(205,715)
Income taxes	(6,521)	(13,394)	(22,684)
Earnings from equity method investments	5,530	7,364	10,100
Net income (loss)	41,793	(30,166)	88,033
Less: Net income attributable to noncontrolling interests	(3,434)	(3,958)	(3,948)
Net income (loss) attributable to shareholders of Dole Food Company, Inc.	38,359	(34,124)	84,085

Revenues

For the year ended December 31, 2011, revenues increased 5% to $7.2 billion from $6.9 billion for the year ended January 1, 2011. Higher sales were reported in all three of Dole’s operating segments. Fresh fruit sales increased $231.3 million primarily due to improved local banana pricing worldwide and higher volumes of bananas sold in North America and Asia, favorable foreign currency exchange movements in Europe and Japan as well as higher sales of Chile deciduous fruit. These improvements were partially offset by lower volumes of bananas sold in Europe due to the implementation of the 2010 European restructuring plan as well as lower volumes sold in the European ripening and distribution business. Packaged foods sales increased $75.7 million due primarily to improved pricing worldwide and higher volumes sold in Asia and the North American frozen fruit business. Fresh vegetables sales increased $24.3 million due primarily to higher pricing of packaged salads and revenues associated with the October 2011 acquisition of SunnyRidge. Net favorable foreign currency exchange movements in Dole’s selling locations resulted in higher revenues of approximately $198 million.

For the year ended January 1, 2011, revenues increased 2% to $6.9 billion from $6.8 billion in the prior year. Higher sales were reported in all three of Dole’s operating segments. Packaged foods sales increased $79.6 million as a result of higher volumes worldwide. Fresh vegetables sales increased $18 million due primarily to higher sales of packaged salads in North America. Fresh fruit sales increased slightly due to higher sales in the European ripening and distribution businesses, higher volumes of bananas and fresh vegetables sold in Asia as well as higher sales of citrus and other fresh fruit in Asia. These improvements were partially offset by lower volumes of bananas sold in North America and Europe as well as lower pricing in Asia. In addition, fresh fruit revenues were impacted by the sale of Dole’s Latin America box plants during the third and fourth quarters of 2009. The box plants contributed $110 million to revenues during 2009. Net favorable currency exchange movements in Dole’s selling locations resulted in higher revenues of approximately $26 million.

Operating Income

For the year ended December 31, 2011, operating income increased $36 million or 19% to $229.6 million compared with $193.7 million for the year ended January 1, 2011. Excluding the $32.5 million gain on the legal settlements recorded in 2010, operating income increased $68.5 million or 43%. Fresh fruit operating results increased primarily due to higher earnings in Dole’s worldwide banana operations, European ripening and distribution business and Chilean deciduous fruit business. Banana earnings benefitted from improved performance in Asia. In addition, there was better local pricing worldwide for bananas and lower shipping and distribution costs in Europe. Fresh vegetables operating results increased due primarily to higher earnings in packaged salads partially offset by lower earnings in the fresh-packed vegetables and berries operations. These improvements were partially offset by lower operating results in Dole’s packaged foods segment due primarily to higher product costs worldwide and higher levels of marketing expenditures in North America associated with the 2011 product launches. New product launches included FRUIT BOWLS® in 100% juice, fruit in jars in 100% juice, fruit smoothie SHAKERS® and frozen fruit single-serve cups. If foreign currency exchange rates in Dole’s significant foreign operations during the year ended December 31, 2011 had remained unchanged from those experienced during the year ended January 1, 2011, Dole estimates that its operating income would have been lower by approximately $16 million.

For the year ended January 1, 2011, operating income was $193.7 million compared to $351.7 million for the year ended January 2, 2010. Operating income for 2010 included a net benefit of $5.2 million due to asset sale and unrealized hedging gains, compared to a net benefit of $73.9 million for 2009 due to asset sale and unrealized hedging gains. Fresh fruit operating results decreased primarily as a result of lower banana and fresh pineapple earnings worldwide, as well as lower earnings in the European ripening and distribution businesses. Dole’s banana earnings were impacted by lower sales in North America and higher product costs in North America and Europe, as well as lower banana pricing in Asia. Fresh fruit operating results were also impacted by $32.7 million of restructuring and long-term receivables charges recorded in 2010. These factors were partially offset by a $27.3 million benefit from an arbitration settlement involving faulty manufactured containers sold to Dole. Fresh vegetables operating results increased primarily due to improved pricing, favorable product mix, and lower product costs in Dole’s packaged salads business. In addition, packaged salads EBIT in 2010 benefitted from a $5.3 million settlement with a fresh vegetables supplier. Packaged foods operating results increased slightly due to higher earnings of FRUIT BOWLS and frozen fruit operations in North America and improved pricing for concentrate worldwide. This was partially offset by higher product and selling, marketing and general and administrative costs for worldwide packaged fruit. If foreign currency exchange rates in Dole’s significant foreign operations during the year ended January 1, 2011 had remained unchanged from those experienced during the year ended January 2, 2010, Dole estimates that its operating income would have been lower by approximately $4 million.

Other Income (Expense), Net

Other income (expense), net was expense of $49.2 million in 2011 compared to expense of $63.6 million in 2010. The improvement was primarily due to the decrease of net losses of $56.9 million generated on Dole’s cross currency swap, which was effectively unwound during the first quarter of 2011. These improvements were partially offset by net unrealized losses of $20.4 million incurred in connection with unwinding the cross currency swap and entering into a series of long-term Japanese yen hedges. In addition, charges of $13.5 million were recorded during 2011 related to premiums paid, write-off of debt issuance costs and debt discounts in connection with the early retirement of some of Dole’s 13.875% senior secured notes due 2014 (“2014 Notes”). Furthermore, compared to 2010, the write-off of debt issuance costs increased $8.1 million primarily due to the 2011 refinancing transactions.

The cross currency swap was scheduled to mature in June 2011. During the first quarter of 2011, Dole effectively unwound the cross currency swap by entering into a transaction to refinance its obligation under the cross currency swap through a series of long-term Japanese yen hedges that mature through December 2014. The value of these contracts will continue to fluctuate based on changes in the exchange rate over the life of the individual forward contracts. Refer to Note 16 — Derivative Financial Instruments for additional information.

Other income (expense), net was expense of $63.6 million in 2010 compared to expense of $24.7 million in 2009. The change was due to an increase in unrealized losses of $46.2 million on Dole’s cross currency swap and an increase in unrealized losses of $1.2 million on Dole’s foreign denominated borrowings. These factors were partially offset by an increase in the foreign currency exchange gain on Dole’s British pound sterling denominated vessel obligation of $9 million.

Interest Expense

Interest expense for the year ended December 31, 2011 was $142.4 million compared to $164 million in 2010. The decrease was primarily due to lower effective borrowing rates related due in part to the maturity of Dole’s interest swap during the second quarter of 2011.

Interest expense for the year ended January 1, 2011 was $164 million compared to $205.7 million in 2009. The decrease was primarily due to debt reduction due in part to Dole’s October 2009 initial public offering. In addition, interest expense benefitted from lower effective borrowing rates related to Dole’s March 2010 senior secured credit facilities amendments.

Income Taxes

Dole recorded income tax expense of $6.5 million on $42.6 million of income from continuing operations before income taxes and equity earnings for the year ended December 31, 2011, reflecting a 15.3% effective tax rate for the year. Income tax expense decreased $6.9 million in 2011 compared to 2010 due primarily to the impact of a state law change effective for 2011 that reduced the deferred taxes on certain of Dole’s intangibles. The effective tax rate in 2010 was (48.3%). Dole’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions. For 2011, Dole’s income tax provision differs from the U.S. federal statutory rate applied to Dole’s pre-tax income primarily due to the impact of a state law change that reduced the tax rate on certain of Dole’s intangibles, a reduction of its U.S. federal valuation allowance partially offset by an increase in Dole’s liability for unrecognized tax benefits, primarily attributable to potential issues with foreign investment in U.S. property.

Income tax expense for the fiscal year 2010 decreased by $9.3 million compared to 2009 due primarily to lower earnings generated in certain foreign jurisdictions. The effective tax rate in 2009 was 23.2%. For 2010, Dole’s income tax provision differed from the U.S. federal statutory rate applied to Dole’s pre-tax losses due to losses in certain foreign jurisdictions for which it is more likely than not that a tax benefit will not be realized which is partially offset by the reduction in Dole’s liability for unrecognized tax benefits, primarily attributable to the lapse of the statute of limitations relating to a state unrecognized tax benefit. For 2009, Dole’s income tax provision differed from the U.S. federal statutory rate applied to Dole’s pretax income primarily due to operations in foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate.

As of December 31, 2011, Dole has not provided for U.S. federal income and foreign withholding taxes on approximately $2.4 billion of the excess of the amount for financial reporting over the tax basis of investments that are essentially permanent in duration. Management believes that such excess at December 31, 2011 will remain indefinitely invested at this time. The repatriation of cash currently held by Dole’s foreign subsidiaries at December 31, 2011 would not currently result in a material cash tax payment. In the event cash flow from U.S. operations combined with accumulated previously taxed income is insufficient to fund U.S. cash flow requirements, Dole may be required to provide U.S. federal income tax and foreign withholding taxes on a portion of its anticipated fiscal 2012 foreign earnings. As a result, Dole’s overall effective tax rate may increase in fiscal 2012 versus the effective tax rate experienced in previous years.

Dole had federal deferred tax assets totaling $171 million at December 31, 2011 which management believes are recoverable through the realization of income on appreciated non-core assets, including income to be generated from the reversal of the related existing taxable temporary differences upon the sale of such assets. If additional U.S. losses are experienced by Dole, valuation allowances will be required. The establishment of such valuation allowances would, all else being equal, result in increases to Dole’s effective tax rate in the periods recorded.

Internal Revenue Service Audit:    On August 27, 2009, the IRS completed its examination of Dole’s U.S. federal income tax returns for the years 2002-2005 and issued a Revenue Agent’s report (“RAR”) that included various proposed adjustments, including with respect to the 2003 going-private merger transactions. The IRS proposed that certain funding used in the going-private merger was taxable and that some related investment banking fees were not deductible. The net tax deficiency associated with the RAR was $122 million, plus interest. On October 27, 2009, Dole filed a protest letter challenging the proposed adjustments contained in the RAR and pursued resolution of these issues with the IRS Appeals Division. During the quarter ended October 8, 2011, Dole reached a final settlement with the Appeals Division on all issues. As a result, Dole’s total amount of unrecognized tax benefits decreased by $41 million, of which $20 million represents a cash payment. The tax of $20 million was paid in the fourth quarter of 2011, along with interest of $11 million. The matter is now closed.

Refer to Note 7 of the Consolidated Financial Statements for additional information about Dole’s income taxes.

Earnings from Equity Method Investments

Earnings from equity method investments for the year ended December 31, 2011 decreased to $5.5 million from $7.4 million in 2010. The decrease was primarily related to lower earnings generated by Compagnie Financière de Participations (“CF”), a company in which Dole holds a non-controlling 40% ownership interest. Lower earnings generated by CF were due in part to lower pricing and lower consumer demand in markets to which they sell.

Earnings from equity method investments for the year ended January 1, 2011 decreased to $7.4 million from $10.1 million in 2009. The decrease was primarily related to lower earnings generated by CF. Lower earnings generated by CF were due in part to lower pricing in markets to which they sell.

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

During the fourth quarter of 2011, Dole changed the segment classification of its Asia fresh vegetables operations from the fresh vegetables operating segment to the fresh fruit operating segment, which change aligns segment classification with operational reporting. The segment reporting change has been reflected for all periods presented.

In the tables below, revenues from external customers and EBIT reflect only the results from continuing operations.

	2011	2010	2009
	(In thousands)
Revenues from external customers:
Fresh fruit	$5,023,855	$4,792,544	$4,775,489
Fresh vegetables	1,002,247	977,990	959,961
Packaged foods	1,197,106	1,121,417	1,041,853
Corporate	628	663	1,218

	$7,223,836	$6,892,614	$6,778,521

Fresh fruit EBIT	$172,158	$117,693	$300,645
Fresh vegetables EBIT	31,355	34,328	14,067
Packaged foods EBIT	96,451	106,960	105,491

Total operating segments EBIT	299,964	258,981	420,203
Corporate:
Unrealized loss on cross currency swap	(3,787)	(67,257)	(21,051)
Net loss on long-term Japanese yen hedges	(20,380)	—	—
Net unrealized loss on foreign denominated instruments	(1,724)	(3,173)	(612)
Share-based compensation	(5,808)	(4,533)	(624)
Write-off of debt issuance costs and refinancing fees	(12,759)	(4,650)	(5,601)
Loss on early retirement of notes	(13,453)	—	—
Debt retirement costs in connection with initial public offering	—	—	(30,551)
Operating and other expenses	(51,447)	(35,776)	(48,279)

Corporate	(109,358)	(115,389)	(106,718)
Interest expense	(142,430)	(163,950)	(205,715)
Income taxes	(6,521)	(13,394)	(22,684)

Income (loss) from continuing operations	41,655	(33,752)	85,086
Income (loss) from discontinued operations, net of income taxes	(201)	629	1,639
Gain from disposal of discontinued operations, net of income taxes	339	2,957	1,308

Net income (loss)	$41,793	$(30,166)	$88,033

2011 Compared with 2010

Fresh Fruit:    Fresh fruit revenues for the year ended December 31, 2011 increased 5% to $5 billion from $4.8 billion for the year ended January 1, 2011. Banana sales increased $150 million as a result of improved pricing worldwide and higher volumes sold in North America and Asia. Banana sales also benefitted from favorable Japanese yen and euro foreign currency exchange movements. These improvements were partially offset by lower volumes sold in Europe as well as the impact of the fourth quarter 2011 sale of Dole Spain. Lower sales in Northern Europe were due in part to lower consumer demand resulting from the bean sprout foodborne-illness outbreak in Northern Europe, which was not associated with any of Dole’s products. Sales of Chilean deciduous fruit increased $47 million primarily due to higher volumes and local pricing. Revenues in Asia also increased $61 million due to higher local pricing and volumes of other fresh fruit and higher local pricing of fresh pineapple and fresh vegetables. Net favorable foreign currency exchange movements in Dole’s foreign selling locations resulted in higher revenues of approximately $190 million during the year ended December 31, 2011.

Dole’s fresh fruit segment EBIT is significantly impacted by certain items, which are included in the table below:

	2011	2010
	(In thousands)
Fresh fruit products	$201,501	$118,982
Charges for restructuring and long-term receivables	(30,210)	(32,748)
Gain on arbitration settlement, net	—	27,271
Unrealized loss on foreign currency and fuel hedges	(1,488)	(47)
Net loss on long-term Japanese yen hedges	(121)	—
Foreign currency exchange gain on vessel obligations	125	2,677
Net unrealized loss on foreign denominated instruments	(182)	(64)
Share-based compensation	(2,008)	(1,395)
Gain on asset sales	4,541	3,017

Total Fresh fruit EBIT	$172,158	$117,693

Fresh fruit EBIT for the year ended December 31, 2011 increased 46% to $172 million from $118 million for the year ended January 1, 2011. Fresh fruit products earnings in 2011 increased to $201.5 million from $119 million in 2010. Banana EBIT increased primarily due to improved performance in Asia, resulting from better local pricing and favorable Japanese yen foreign currency exchange movements. In addition, pricing improved worldwide, and there were lower shipping and distribution costs in Europe. These benefits were partially offset by higher fruit costs worldwide, as well as higher shipping, selling, marketing and general and administrative expenses in North America and Asia. Lower shipping costs in Europe were mainly due to Dole’s 2010 restructuring initiatives, which reduced vessel charters and inland freight costs. Higher fruit costs were due to higher contract prices from Latin American growers as well as higher commodity costs for containerboard and fertilizers. EBIT in the European ripening and distribution business increased primarily due to lower selling, marketing, and general and administrative expenses. This improvement was partially offset by higher product and shipping costs and lower equity earnings. Chilean deciduous fruit EBIT increased as a result of improved pricing. If foreign currency exchange rates in Dole’s significant fresh fruit foreign operations during the year ended December 31, 2011 had remained unchanged from those experienced during the year ended January 1, 2011, Dole estimates that fresh fruit EBIT would have been lower by approximately $30 million. Fresh fruit EBIT in 2011 included realized foreign currency hedge losses of $36 million and realized foreign currency transaction gains of $10 million.

Fresh Vegetables:    Fresh vegetables revenues for the year ended December 31, 2011 increased $24.3 million to $1 billion. Packaged salads revenues increased as a result of higher pricing, partially offset by lower volumes due to continued efforts to improve customer mix. Revenues in the berries business increased primarily as a result of the October 2011 acquisition of SunnyRidge which contributed revenues of $9 million. These improvements were partially offset by lower sales in the fresh-packed vegetable business primarily due to lower volumes and pricing of iceberg lettuce and lower volumes of broccoli and cauliflower, partially offset by higher pricing of romaine lettuce.

Fresh vegetables EBIT for the year ended December 31, 2011 decreased to $31.4 million from $34.3 million for the year ended January 1, 2011. Excluding the $5.3 million settlement with a fresh vegetable supplier recorded in the fourth quarter of 2010, EBIT increased $2.4 million. EBIT in the packaged salads business increased primarily due to improved pricing and lower marketing expenditures, partially offset by higher packaging and vegetable costs. The increase in vegetable costs was due in part to product shortages as a result of challenging weather conditions in January and February 2011. These improvements were partially offset by lower EBIT in the fresh-packed vegetables business primarily due to higher harvesting and growing costs. The acquisition of SunnyRidge did not have a significant impact to EBIT during 2011.

Packaged Foods:    Packaged foods revenues for the year ended December 31, 2011 increased 7% to $1.2 billion from $1.12 billion for the year ended January 1, 2011. Revenues increased in all major product lines primarily due to improved pricing worldwide as well as higher volumes of packaged fruit products sold in Asia, and the North America frozen fruit business. Higher volumes of frozen fruit products were due in part to two new products launched in the third quarter of 2011, Dole fruit smoothie SHAKERS and Dole frozen fruit single-serve cups. These improvements were partially offset by lower volumes of packaged fruit products sold in North America. Net favorable foreign currency exchange movements in Dole’s foreign selling locations resulted in higher revenues of approximately $8 million during the year ended December 31, 2011.

EBIT in the packaged foods segment for the year ended December 31, 2011 decreased to $96.5 million from $107 million for the year ended January 1, 2011. The decrease in EBIT was due primarily to higher product, marketing, selling, and general and administrative costs worldwide, partially offset by higher pricing worldwide. The increase in product costs resulted from higher purchased fruit costs and unfavorable foreign currency exchange movements in Thailand and the Philippines, where product is sourced. Higher marketing expenditures were due to the 2011 product launches in North America. If foreign currency exchange rates in Dole’s packaged foods foreign operations during the year ended December 31, 2011 had remained unchanged from those experienced during the year ended January 1, 2011, Dole estimates that packaged foods EBIT would have been higher by approximately $14 million.

Corporate:    Corporate EBIT includes general and administrative costs not allocated to the operating segments. Corporate EBIT in 2011 was a loss of $109.4 million compared to a loss of $115.4 million in 2010. Corporate EBIT is impacted by expenses as described in the EBIT table under “Segment Results of Operations.” Corporate operating and other expenses increased $16 million primarily due to the fact that fiscal 2010 benefitted from a decrease in incentive compensation accruals.

2010 Compared with 2009

Fresh Fruit:    Fresh fruit revenues in 2010 of $4.8 billion were comparable to 2009. Excluding fiscal 2009 box plant sales of $110 million, fresh fruit revenues increased $127 million. Banana sales increased as a result of higher volumes sold in Asia partially offset by lower volumes sold in North America and Europe as well as lower pricing in Asia. European ripening and distribution revenues increased $33 million primarily as a result of higher local pricing, higher volumes sold in Germany and Italy, and favorable Swedish krona foreign currency exchange movement, partially offset by unfavorable euro foreign currency exchange movements. Revenues also increased due to higher sales of citrus, other fresh fruit, and fresh vegetables in Asia. Chilean deciduous fruit revenues increased primarily as a result of improved pricing and higher volumes. Net favorable foreign currency exchange movements in Dole’s foreign selling locations resulted in higher revenues of approximately $18 million during 2010.

Dole’s fresh fruit segment EBIT is significantly impacted by certain items, which are included in the table below:

	2010	2009
	(In thousands)
Fresh fruit products	$118,982	$244,071
Charges for restructuring and long-term receivables	(32,748)	—
Gain on arbitration settlement, net	27,271	—
Unrealized gain (loss) on foreign currency and fuel hedges	(47)	11,924
Foreign currency exchange gain (loss) on vessel obligations	2,677	(6,326)
Net unrealized gain (loss) on foreign denominated instruments	(64)	8
Share-based compensation	(1,395)	(196)
Gain on asset sales	3,017	51,164

Total Fresh fruit EBIT	$117,693	$300,645

Fresh fruit EBIT in 2010 decreased to $117.7 million from $300.6 million in 2009. Fresh fruit products earnings in 2010 decreased to $119 million from $244.1 million in 2009. Banana EBIT in 2010 was lower primarily due to higher fruit costs in North America and Europe and lower local pricing in Europe and Asia. Higher fruit costs resulted from increased contract prices from Latin American growers and higher production costs from company-owned farms as adverse weather conditions in Latin America impacted banana production yields. Lower EBIT was reported in the European ripening and distribution business primarily due to higher product costs and lower earnings generated from Dole’s equity method investments. Fresh pineapple EBIT decreased worldwide primarily as a result of higher fruit and shipping costs. Fresh fruit EBIT benefitted $15 million from lower distribution costs as a result of the 2010 EU banana tariff settlement agreements. Any benefit to EBIT from the tariff agreement in the future will be dependent on a number of market factors including volumes and local pricing. If foreign currency exchange rates in Dole’s significant fresh fruit foreign operations during 2010 had remained unchanged from those experienced during 2009, Dole estimates that fresh fruit EBIT would have been lower by $13 million. Fresh fruit EBIT in 2010 included realized foreign currency transaction losses of $4 million and realized foreign currency hedges gains of $4 million

Fresh Vegetables:    Fresh vegetables revenues for 2010 increased 2% to $978 million from $960 million in 2009. Higher revenues in the packaged salads business resulted from a favorable change in product mix due to a shift in sales from lower to higher priced products, improved volumes and higher pricing. Fresh-packed vegetables revenues decreased slightly as lower pricing of iceberg and romaine lettuce was partially offset by higher sales of strawberries.

Fresh vegetables EBIT for 2010 increased to $34.3 million from $14.1 million in 2009. EBIT in 2009 benefitted from a gain of $9.2 million from the sale of vegetable property in California. EBIT excluding the gain increased $29.4 million primarily due to favorable product mix, improved pricing, lower raw material costs, and continued production efficiencies in Dole’s packaged salads business. In addition, packaged salads EBIT in 2010 benefitted from a $5.3 million settlement with a fresh vegetables supplier. Fresh-packed vegetables business EBIT for 2010 was comparable to 2009.

Packaged Foods:    Packaged foods revenues for 2010 increased 8% to $1.12 billion from $1.04 billion in 2009. Revenues increased primarily due to higher volumes of packaged fruit sold worldwide and frozen fruit sold in North America. In addition, revenue benefited from higher sales of concentrate worldwide and FRUIT BOWLS in North America. Packaged foods volumes grew in part due to the introduction of new products worldwide including fruit crisps and fruit bites in North America and mandarin oranges in Asia. Net favorable foreign currency exchange movements in Dole’s foreign selling locations resulted in higher revenues of approximately $8 million during the year ended January 1, 2011.

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

Liquidity and Capital Resources

CASH REQUIREMENTS:

The following table summarizes Dole’s contractual obligations and commitments at December 31, 2011:

	Payments Due by Period
	Less Than 1 Year	1-2 Years	3-4 Years	After 4 Years	Total
	(In thousands)
Contractual obligations:
Fixed rate debt	$2,513	$332,551	$315,467	$937	$651,468
Variable rate debt	9,730	18,001	87,300	850,499	965,530
Notes payable	27,969	—	—	—	27,969
Capital lease obligations	3,885	6,808	6,674	39,633	57,000
Non-cancelable operating lease commitments	97,235	160,875	56,536	72,389	387,035
Purchase obligations	802,302	602,140	168,234	45,065	1,617,741
Long-term Japanese yen hedges	62,025	133,130	—	—	195,155
Minimum required pension funding	31,617	61,600	50,254	91,334	234,805
Postretirement benefit payments	3,918	7,666	7,355	16,397	35,336
Interest payments on fixed and variable rate debt	112,603	184,291	137,674	73,164	507,732

Total contractual cash obligations	$1,153,797	$1,507,062	$829,494	$1,189,418	$4,679,771

Short-Term Borrowings:    Dole’s short term debt borrowings consist primarily of notes payables to finance current operations. The terms of these borrowings range from one month to three months. Dole’s notes payable at December 31, 2011 consist primarily of foreign borrowings in Asia and Latin America. The notes payable balance did not fluctuate significantly during the fiscal year. The weighted average interest rate on notes payable was 3.1% at December 31, 2011.

Long-Term Debt:    Details of amounts included in long-term debt can be found in Note 12 of the Consolidated Financial Statements. The table assumes that long-term debt is held to maturity. The variable rate maturities include amounts payable under Dole’s senior secured credit facilities.

Capital Lease Obligations:    Dole’s capital lease obligations include $54.3 million related to two vessel leases. The obligations under these leases, which continue through 2026, are denominated in British pound sterling. The lease obligations are presented in U.S. dollars at the exchange rate in effect on December 31, 2011 and therefore will continue to fluctuate based on changes in the exchange rate.

Operating Lease Commitments:    Dole has obligations under cancelable and non-cancelable operating leases, primarily for land, machinery and equipment, vessels and containers and office and warehouse facilities. The leased assets are used in Dole’s operations where leasing offers advantages of operating flexibility and is less expensive than alternate types of funding. A significant portion of Dole’s operating lease payments are fixed. Lease payments are charged to operations, primarily through cost of products sold. Total rental expense, including rent related to cancelable and non-cancelable leases, was $166.1 million, $185.9 million and $199.6 million (net of sublease income of $17.4 million, $16.3 million and $14.7 million) for 2011, 2010 and 2009, respectively.

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

Purchase Obligations:    In order to secure sufficient product to meet demand and to supplement Dole’s own production, Dole enters into non-cancelable agreements with independent growers, primarily in Latin America and North America, to purchase substantially all of their production subject to market demand and product quality. Prices under these agreements are generally tied to prevailing market rates and contract terms range from one to ten years. Total purchases under these agreements were $667.6 million, $637.3 million and $563.1 million for 2011, 2010 and 2009, respectively.

In order to ensure a steady supply of packing supplies and to maximize volume incentive rebates, Dole enters into contracts for the purchase of packing supplies; some of these contracts run through 2013. Prices under these agreements are generally tied to prevailing market rates. Purchases under these contracts for 2011, 2010 and 2009 were approximately $199 million, $190.4 million and $168.9 million, respectively.

Interest Payments on Fixed and Variable Rate Debt:    Commitments for interest expense on debt, including capital lease obligations, were determined based on anticipated annual average debt balances, after factoring in mandatory debt repayments. Interest expense on variable-rate debt has been based on the prevailing interest rates at December 31, 2011. . No interest payments were calculated on the notes payable due to the short term nature of these instruments. As of December 31, 2011, the secured and unsecured notes and debentures as well as the secured term loans and revolving credit facility will mature at various times between 2013 and 2017. See “Page 37 — Recent Transactions Affecting Liquidity and Capital Resources.”

Long-term Japanese Yen Hedges:    Details regarding Dole’s long-term Japanese yen hedges can be found in Note 16 of the consolidated financial statements. The long-term Japanese yen hedges are forward contracts that are cash flow hedges of a forecasted Japanese yen revenue stream. This instrument had a significant financing element that was present at the inception and represents an obligation of Dole. As a result, the cash inflows and outflows are included within financing activities in the statement of cash flows. These hedges will settle weekly through 2014 and the weekly settlement amounts will vary based on changes in the U.S. dollar/ Japanese Yen exchange rate. The forecasted settlements have been estimated as of December 31, 2011 based on certain assumptions, including assumptions about forward exchange rates. The table includes future settlements excluding the credit valuation adjustment.

Other Obligations and Commitments:    Dole has obligations with respect to its pension and other postretirement benefit (“OPRB”) plans. During 2011, Dole contributed $14.7 million to its qualified U.S. pension plan. These contributions were made to comply with minimum funding requirements under the Internal Revenue

Code as amended by the Pension Protection Act of 2006. Dole expects to contribute $17.1 million to its U.S. qualified plan during 2012. Dole also has nonqualified U.S. and international pension and OPRB plans. During 2011, Dole made payments of $24.4 million related to these pension and OPRB plans. Dole expects to make payments of $18.4 million related to its other U.S. and foreign pension and OPRB plans in 2012. The table includes pension and other postretirement payments through 2020. See Note 13 to the Consolidated Financial Statements.

Dole has numerous collective bargaining agreements with various unions covering approximately 36% of Dole’s hourly full-time and seasonal employees. Of the unionized employees, 32% are covered under collective bargaining agreements that will expire within one year and the remaining 68% are covered under collective bargaining agreements expiring beyond the upcoming year. These agreements are subject to periodic negotiation and renewal. Failure to renew any of these collective bargaining agreements may result in a strike or work stoppage; however management does not expect that the outcome of these negotiations and renewals will have a material adverse impact on Dole’s financial condition or results of operations.

Dole had approximately $108 million of total gross unrecognized tax benefits, including interest and penalties at December 31, 2011. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly, the amount and timing of any future payments cannot be reasonably estimated. We do not expect a significant tax payment related to these benefits within the next year.

SOURCES AND USES OF CASH:

	2011	2010	2009
	(In thousands)
Cash flow provided by (used in):
Operating activities	$5,125	$147,639	$282,952
Investing activities	(82,735)	(69,917)	84,405
Financing activities	29,490	(29,371)	(340,695)
Foreign currency impact	321	2,126	2,179

Increase (decrease) in cash	$(47,799)	$50,477	$28,841

Overview

As of December 31, 2011, Dole had a cash and cash equivalents balance of $122 million and an ABL revolver borrowing base of $315.4 million. There was $69.3 million outstanding under the ABL revolver at December 31, 2011. After taking into account approximately $101 million of outstanding letters of credit issued under the ABL revolver, Dole had approximately $145.1 million available for borrowings as of December 31, 2011. The ABL revolver is secured by and is subject to a borrowing base consisting of up to 85% of eligible accounts receivable plus a predetermined percentage of eligible inventory, as defined in the credit facility. During 2011, the average borrowings under the ABL revolver were $8.9 million and the maximum borrowing outstanding was $86.8 million.

At December 31, 2011, Dole had total outstanding long-term borrowings of $1.64 billion, consisting primarily of $155 million of unsecured debentures due 2013 and $1.49 billion of secured debt (consisting primarily of notes, net of debt discount, term loan facilities and capital lease obligations). Amounts outstanding under the term loan facilities were $895.5 million at December 31, 2011.

The ABL revolver and term loan facilities are collateralized by substantially all of our tangible and intangible assets, including certain capital stock of our subsidiaries, but excluding certain intercompany debt, certain equity interests and each of Dole’s U.S. manufacturing plants and processing facilities that has a net book value exceeding 1% of our net tangible assets.

In addition to amounts available under the revolving credit facility, Dole’s subsidiaries have uncommitted lines of credit of approximately $105.1 million at various local banks, of which $72.4 million was available at December 31, 2011. These lines of credit are used primarily for short-term borrowings, foreign currency exchange settlement and the issuance of letters of credit or bank guarantees. Several of Dole’s uncommitted lines of credit expire in 2012 while others do not have a commitment expiration date. These arrangements may be cancelled at any time by Dole or the banks. Dole’s ability to utilize these lines of credit may be impacted by the terms of its senior secured credit facilities and bond indentures.

Dole’s management believes that available borrowings under our revolving credit facility and subsidiaries’ uncommitted lines of credit, together with our existing cash balances, future cash flow from operations, planned asset sales and access to capital markets, will enable Dole to meet its working capital, capital expenditure, debt maturity and other commitments and funding requirements over the next twelve months. Dole management’s plan is dependent upon the occurrence of future events which will be impacted by a number of factors including the availability of refinancing, the general economic environment in which Dole operates, Dole’s ability to generate cash flows from its operations, and Dole’s ability to attract buyers for assets being marketed for sale. Factors impacting Dole’s cash flow from operations include, but are not limited to, items such as commodity prices, interest rates and foreign currency exchange rates, among other things, as more fully set forth in Item 1A, Risk Factors, of this Form 10-K.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $5.1 million in 2011 compared to cash flows provided by operating activities of $147.6 million in the prior year. The decrease was primarily due to higher inventory costs attributable to rising commodity prices as well as supporting new products and other revenue growth and lower levels of accounts payable and accrued liabilities due to timing. These factors were partially offset by higher net income. Cash flows provided by operating activities were $147.6 million in 2010 compared to cash flows provided by operating activities of $283 million in the prior year. The change was primarily due to lower net income, higher receivables due in part to timing of collections, higher levels of inventory purchases and lower levels of accrued liabilities. These factors were partially offset by higher levels of accounts payable as well as $32.5 million related to the container arbitration settlement and fresh vegetables supplier settlement.

Cash Flows from Investing Activities

Cash flows used in investing activities were $82.7 million in 2011 compared to cash flow used in investing activities of $69.9 million in the prior year. The increase was mainly due to the acquisition of SunnyRidge which used approximately $78 million of cash at closing and equity method investments of $8 million. These factors were partially offset by lower levels of restricted deposits primarily due to the elimination of the collateral requirement for the cross currency swap. Cash flows used in investing activities were $69.9 million in 2010 compared to cash flow provided by investing activities of $84.4 million in the prior year. The change was mainly due to a decrease in cash proceeds received from the sale of assets of $113.7 million and higher capital expenditures of $36.2 million. Dole currently estimates that its 2012 capital additions will be approximately $110 million.

Cash Flows from Financing Activities

Cash flows provided by financing activities were $29.5 million in 2011 compared to $29.4 million cash flows used in the prior year. The change was mainly due to $68.7 million of higher borrowings, net of repayments, compared to 2010. Cash flows used in financing activities decreased to $29.4 million in 2010 from $340.7 million in the prior year. The decrease was mainly due to $284.5 million of lower debt repayments, net of borrowings compared to 2009, as well as lower dividend payments.

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

In connection with the July 8, 2011 amendment of the term loan and ABL revolver facilities, Dole recorded a charge of approximately $12.7 million to other income (expense), net during the third quarter of 2011. This charge relates to fees incurred in connection with the refinancing as well as the write-off of deferred debt issuance costs and debt discounts.

As a result of the partial retirement of the 2014 notes, Dole recorded a charge of $13.5 million to other income (expense) in the consolidated statement of operations during the third quarter of 2011. This charge relates to premium paid in connection with the early debt retirement as well as the write-off of deferred debt issuance costs and debt discounts.

Refer to Note 12 of the Consolidated Financial Statements for additional details of Dole’s outstanding debt.

Guarantees, Contingencies and Debt Covenants

Dole is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to Dole’s operations. At December 31, 2011, guarantees of $2.5 million consisted primarily of amounts advanced under third-party bank agreements to independent growers that supply Dole with product. In addition, Dole had restricted cash on deposit at December 31, 2011 of $5.5 million securing the indebtedness of several fruit suppliers. Dole has not historically experienced any significant losses associated with these guarantees.

Dole issues letters of credit and bank guarantees through its ABL revolver and, in addition, separately through major banking institutions. Dole also provides bonds issued by insurance companies. These letters of credit, bank guarantees and insurance company bonds are required by certain regulatory authorities, suppliers and other operating agreements. As of December 31, 2011, total letters of credit, bank guarantees and bonds outstanding under these arrangements were $187 million.

Dole also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. Dole guaranteed $165.9 million of its subsidiaries’ obligations to suppliers and other third parties as of December 31, 2011.

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

Provisions under the amended senior secured credit facilities and the indentures governing Dole’s senior notes and debentures require Dole to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments, liens, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. The ABL revolver also contains a “springing covenant,” which would not be effective unless the availability under the ABL revolver were to fall below the greater of (i) $35 million and (ii) 12.5% of the lesser of the Total Commitment (as defined) and the borrowing base. To date, the springing covenant has never been effective and Dole does not currently anticipate that the springing covenant will become effective. At December 31, 2011, Dole was in compliance with all applicable covenants.

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

Critical Accounting Policies and Estimates

The preparation of the Consolidated Financial Statements requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on other factors that management believes are reasonable. Estimates and assumptions include, but are not limited to, the areas of customer and grower receivables, inventories, impairment of assets, useful lives of property, plant and equipment, intangible assets, income taxes, retirement benefits, financial instruments and commitments and contingencies.

Dole’s management believes that the following represent the areas where more critical estimates and assumptions are used in the preparation of the Consolidated Financial Statements. Refer to Note 2 of the Consolidated Financial Statements for a summary of Dole’s significant accounting policies.

Grower Advances:    Dole makes advances to third-party growers primarily in Latin America and Asia for various farming needs. Some of these advances are secured with property or other collateral owned by the growers. Dole monitors these receivables on a regular basis and records an allowance based on estimates of the growers’ ability to repay advances and the fair value of the collateral. These estimates require significant judgment because of the inherent risks and uncertainties underlying the growers’ ability to repay these advances. These factors include weather-related phenomena, government-mandated fruit prices, market responses to industry volume pressures, grower competition, fluctuations in local interest rates, economic crises, security risks in developing countries, political instability, outbreak of plant disease, inconsistent or poor farming practices of growers, and foreign currency fluctuations. The aggregate amounts of grower advances made during fiscal years 2011, 2010 and 2009 were approximately $202.5 million, $169.5 million and $185.3 million, respectively. Net grower advances receivable were $48.3 million and $48.6 million at December 31, 2011 and January 1, 2011, respectively.

Long-Lived Assets:    Dole’s long-lived assets consist of 1) property, plant and equipment and amortized intangibles and 2) goodwill and indefinite-lived intangible assets.

1) Property, Plant and Equipment and Amortizable Intangibles:    Dole depreciates property, plant and equipment and amortizes intangibles principally by the straight-line method over the estimated useful lives of these assets. Estimates of useful lives are based on the nature of the underlying assets as well as Dole’s experience with similar assets and intended use. Estimates of useful lives can differ from actual useful lives due to the inherent uncertainty in making these estimates. This is particularly true for Dole’s significant long-lived assets such as land improvements, buildings, farming machinery and equipment, vessels and containers and customer relationships. Factors such as the conditions in which the assets are used, availability of capital to replace assets, frequency of maintenance, changes in farming techniques and changes to customer relationships can influence the useful lives of these assets. Refer to Notes 10 and 11 of the Consolidated Financial Statements for a summary of useful lives by major asset category and for further details on Dole’s intangible assets, respectively. Dole incurred depreciation expense from continuing operations of approximately $99.5 million, $110.4 million and $115.8 million in 2011, 2010 and 2009, respectively, and amortization expense of approximately $4.5 million, $3.8 million and $3.8 million in 2011, 2010 and 2009, respectively.

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

At December 31, 2011, management’s estimates of future taxable income to recover its existing U.S. federal deferred tax assets totaling approximately $171 million are principally related to the realization of income on appreciated non-core assets, including income to be generated from the reversal of the related existing taxable temporary differences upon the sale of such assets. Although Dole’s management currently believes it will be able to sell such assets in amounts sufficient to realize its U.S. federal deferred tax assets, the ultimate sale prices for such assets are dependent on future market conditions and may vary from those currently expected. If Dole is unable to sell such assets at the amounts currently anticipated, additional valuation allowances would be necessary which would result in the recognition of additional income tax expense in Dole’s consolidated statements of operations.

Significant judgment is required in determining income tax provisions, and in evaluating tax positions. Dole establishes additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain positions that do not meet the minimum probability threshold, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, Dole and its subsidiaries are examined by various federal, state and foreign tax authorities. Dole’s management regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes. Dole’s management continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known. At this time, Dole believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease in 2012 by approximately $17 million relating to transfer pricing items as a result of expiration of the statute of limitations.

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

Pension obligations and expenses are most sensitive to the expected return on pension plan assets and discount rate assumptions. OPRB obligations and expenses are most sensitive to discount rate assumptions and health care cost trend rates. Dole’s management determines the expected return on pension plan assets based on an expectation of average annual returns over an extended period of years for the asset classes in which the plan’s assets are invested. In the absence of a change in Dole’s asset allocation or investment philosophy, this estimate is not expected to vary significantly from year to year. Dole’s 2011 and 2010 pension expense was determined using an expected rate of return on U.S. plan assets of 8%. At December 31, 2011, Dole’s U.S. pension plan investment portfolio was invested approximately 49% in equity securities, 50% in fixed income securities and 1% in private equity and venture capital funds. A 25 basis point change in the expected rate of return on pension plan assets would impact annual pension expense by $0.5 million.

The discount rate of 4.7% in 2011 and 5.0% in 2010 for Dole’s qualified U.S. pension plan was determined based on a hypothetical portfolio of high-quality, non-callable, zero-coupon bonds with amounts and maturities that match the projected future benefit payments from that plan. Discount rates for Dole’s other U.S. plans were determined in a similar manner. A 25 basis point decrease in the assumed discount rate would increase the projected benefit obligation for the U.S. plans by $7.9 million and increase the annual expense by $0.4 million.

Dole’s foreign pension plans’ weighted average discount rate was 6.5% and 7.1% for 2011 and 2010, respectively. A 25 basis point decrease in the assumed discount rate of the foreign plans would increase the projected benefit obligation by approximately $2.7 million and increase the annual expense by approximately $0.2 million.

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

During fiscal 2010, Dole recorded tariff refunds of $8 million for the period from December 15, 2009 through June 8, 2010, of which substantially all have been collected. The lower tariff rates benefitted fiscal 2010 EBIT by an additional amount of approximately $7 million and fiscal 2011 EBIT by approximately $2 million.

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

As of December 31, 2011, Dole had $634 million of fixed-rate debt, $2.7 million of fixed-rate capital lease obligations and $6.6 million of other debt with a combined weighted average interest rate of 9.7% and a fair value of $703.6 million. Dole currently estimates that a 100 basis point increase in prevailing market interest rates would decrease the fair value of its fixed-rate debt by approximately $16 million.

As of December 31, 2011, Dole had the following variable-rate arrangements: $953.6 million of variable-rate debt, $54.3 million of variable-rate capital lease obligations and $0.7 million of other debt with a combined weighted average interest rate of 4.8%. Interest expense under the majority of these arrangements is based on the London Interbank Offered Rate (“LIBOR”). Dole currently estimates that a 100 basis point increase in LIBOR would lower pretax income by approximately $7 million.

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

Dole has significant sales denominated in Japanese yen as well as European sales denominated primarily in euro and Swedish krona. Product and shipping costs associated with a significant portion of these sales are U.S. dollar-denominated. In 2011, Dole had approximately $750 million of annual sales denominated in Japanese yen, $1.25 billion of annual sales denominated in euro, and $470 million of annual sales denominated in Swedish krona. If U.S. dollar exchange rates versus the Japanese yen, euro and Swedish krona during 2011 had remained unchanged from 2010, Dole’s revenues would have been lower by approximately $181 million. Operating income would have been lower by approximately $37 million, excluding the impact of hedges. In addition, Dole currently estimates that a 10% strengthening of the U.S. dollar relative to the Japanese yen, euro and Swedish krona would lower operating income by approximately $42 million, excluding the impact of foreign currency exchange hedges.

Dole sources the majority of its products in foreign locations and accordingly is exposed to changes in exchange rates between the U.S. dollar and currencies in these sourcing locations. Dole’s exposure to exchange rate fluctuations in these sourcing locations is partially mitigated by entering into U.S. dollar denominated contracts for third-party purchased product and most other major supply agreements, including shipping contracts. However, Dole is still exposed to those costs that are denominated in local currencies. The most significant production currencies to which Dole has exchange rate risk are the Thai baht, Philippine peso, Chilean peso and South African rand. If U.S. dollar exchange rates versus these currencies during 2011 had remained unchanged from 2010, Dole’s operating income would have been higher by approximately $30 million. In addition, Dole currently estimates that a 10% weakening of the U.S. dollar relative to these currencies would lower operating income by approximately $67 million, excluding the impact of foreign currency exchange hedges.

At December 31, 2011, Dole had British pound sterling denominated capital lease obligations. The British pound sterling denominated capital lease of $54.3 million is owed by foreign subsidiaries whose functional currency is the U.S. dollar. Fluctuations in the British pound sterling to U.S. dollar exchange rate result in gains/losses that are recognized through results of operations. In 2011, Dole recognized $0.1 million in foreign currency exchange gains related to the British pound sterling denominated capital lease. Dole currently estimates that the weakening of the value of the U.S. dollar against the British pound sterling by 10% as it relates to the capital lease obligation would decrease operating income by approximately $5 million.

Some of Dole’s divisions operate in functional currencies other than the U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity. Such translation resulted in unrealized losses of $11.7 million in 2011. Dole has historically not attempted to hedge this equity risk.

The ultimate impact of future changes to these and other foreign currency exchange rates on 2012 revenues, operating income, net income, equity and comprehensive income is not determinable at this time.

As part of its risk management strategy, Dole uses derivative instruments to hedge certain foreign currency exchange rate exposures. Dole’s objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings. Dole uses foreign currency exchange forward contracts to reduce its risk related to anticipated dollar equivalent foreign currency cash flows, specifically forecasted revenue transactions and forecasted operating expenses. Participating forwards are the combination of a put and call option, structured such that there is no premium payment, there is a guaranteed strike price, and Dole can benefit from positive foreign currency exchange movements on a portion of the notional amount.

At December 31, 2011, Dole’s foreign currency hedge portfolio was as follows:

	Gross Notional Value Forwards	Fair Market Value Assets (Liabilities)	Average Strike Price
	(In thousands, except average strike price)
Foreign Currency Hedges(buy/sell):
U.S. dollar/Japanese yen	$589,390	$(184,612)	JPY 100.96
Thai Baht/U.S. dollar	186,298	(5,824)	THB 30.90
Philippine Peso/U.S. dollar	88,753	(2,605)	PHP 42.63
U.S. dollar/Euro	66,732	5,404	EUR 1.41
Chilean Peso/U.S. dollar	19,624	(970)	CLP 501.21
South African Rand/Euro	2,871	171	ZAR 11.45
British pound sterling/U.S. dollar	2,157	2	GBP 1.55
South African Rand /U.S. dollar	900	14	ZAR 8.42
South African Rand/ British pound sterling	809	18	ZAR 13.71

Total	$957,534	$(188,402)

For the year ended December 31, 2011, net unrealized gains on Dole’s foreign currency hedge portfolio totaled $6.7 million.

Dole also recorded net realized foreign currency hedging losses of $22.4 million and $3.7 million as a component of cost of products sold and other income (expense), respectively, in the consolidated statement of operations for the year ended December 31, 2011.

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

Commodity Purchase Price Risk:    Dole uses a number of commodities in its operations including tinplate in its canned products, plastic resins in its fruit bowls, containerboard in its packaging containers and bunker fuel for its vessels. Dole is most exposed to market fluctuations in prices of containerboard and fuel. Dole currently estimates that a 10% increase in the price of containerboard would lower operating income by approximately $13.5 million and a 10% increase in the price of bunker fuel would lower operating income by approximately $17.8 million.

Dole enters into bunker fuel hedges to reduce its risk related to price fluctuations on anticipated bunker fuel purchases. At December 31, 2011, bunker fuel hedges had an aggregate outstanding notional amount of 28,000 metric tons. The fair value of the bunker fuel hedges at December 31, 2011 was an asset of $1.6 million. For the year ended December 31, 2011, Dole recorded realized gains of $4.7 million. During 2011, unrealized losses were immaterial.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Dole Food Company, Inc.

We have audited the accompanying consolidated balance sheets of Dole Food Company, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years ended December 31, 2011, January 1, 2011, and January 2, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2011 and January 1, 2011, and the results of its operations and its cash flows for the years ended December 31, 2011, January 1, 2011, and January 2, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, during 2011 the Company adopted Accounting Standards Update 2011-5 which revises the presentation of comprehensive income.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of Dole Food Company, Inc.

We have audited the internal control over financial reporting of Dole Food Company, Inc. and subsidiaries (“the Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the accompanying Annual Report of Management on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of HCE Corporation and Subsidiaries (“SunnyRidge”), which was acquired on October 11, 2011 and whose financial statements constitute 0% and 2.5% of net and total assets, respectively, 0% of revenues, and 0% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2011. Accordingly, our audit did not include the internal control over financial reporting at SunnyRidge. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated March 15, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph regarding the adoption of Accounting Standards Update 2011-5 which revises the presentation of comprehensive income.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 15, 2012

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2011, January 1, 2011 and January 2, 2010

	2011	2010	2009
	(In thousands, except per share data)
Revenues, net	$7,223,836	$6,892,614	$6,778,521
Cost of products sold	(6,438,685)	(6,202,864)	(6,008,803)

Gross margin	785,151	689,750	769,718
Selling, marketing and general and administrative expenses	(535,132)	(498,866)	(479,229)
Charges for restructuring and long-term receivables (Note 5 and 6)	(24,916)	(32,748)	—
Gain on legal settlements, net (Note 18)	—	32,521	—
Gain on asset sales (Note 9)	4,541	3,017	61,257

Operating income	229,644	193,674	351,746
Other income (expense), net	(49,233)	(63,641)	(24,727)
Debt retirement costs in connection with initial public offering (Note 3 and 12)	—	—	(30,551)
Interest income	4,665	6,195	6,917
Interest expense	(142,430)	(163,950)	(205,715)

Income (loss) from continuing operations before income taxes and equity earnings	42,646	(27,722)	97,670
Income taxes	(6,521)	(13,394)	(22,684)
Earnings from equity method investments	5,530	7,364	10,100

Income (loss) from continuing operations, net of income taxes	41,655	(33,752)	85,086
Income (loss) from discontinued operations, net of income taxes	(201)	629	1,639
Gain on disposal of discontinued operations, net of income taxes	339	2,957	1,308

Net income (loss)	41,793	(30,166)	88,033
Less: Net income attributable to noncontrolling interests	(3,434)	(3,958)	(3,948)

Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$38,359	$(34,124)	$84,085

Earnings per share — Basic (Note 21):
Income (loss) from continuing operations	$0.48	$(0.39)	$1.45
Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$0.44	$(0.39)	$1.43
Earnings per share — Diluted (Note 21):
Income (loss) from continuing operations	$0.47	$(0.39)	$1.45
Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$0.44	$(0.39)	$1.43

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2011, January 1, 2011 and January 2, 2010

	2011	2010	2009
	(In thousands)
Net income (loss)	$41,793	$(30,166)	$88,033
Net foreign currency translation adjustment	(11,717)	3,844	11,055
Unrealized hedging gains (losses), net of income taxes of ($2,914), $1,907, and $0	(45,619)	(14,416)	(3,593)
Reclassification of realized losses to net income (loss), net of income taxes of $1,281, $(47), and $0	32,751	9,390	11,597
Change in employee benefit plans, net of income taxes of ($8,964), ($1,019), and ($10,963)	(22,872)	(19,443)	(11,433)

Comprehensive income (loss)	(5,664)	(50,791)	95,659
Less: Comprehensive income attributable to noncontrolling interests	(3,438)	(3,961)	(3,964)

Comprehensive income (loss) attributable to shareholders of Dole Food Company, Inc.	$(9,102)	$(54,752)	$91,695

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2011 and January 1, 2011

	2011	2010
	(In thousands, except per share data)
ASSETS
Cash and cash equivalents	$122,348	$170,147
Restricted cash and deposits	6,230	51,108
Receivables, net of allowances of $32,237 and $36,533, respectively	685,094	751,265
Inventories	829,517	734,966
Prepaid expenses and other assets	65,331	67,909
Deferred income tax assets	26,184	36,810
Assets held-for-sale (Note 9)	75,641	86,050

Total current assets	1,810,345	1,898,255
Investments	99,469	87,914
Actively marketed land (Note 9)	74,814	—
Property, plant and equipment, net of accumulated depreciation of $1,150,304 and $1,117,461, respectively	910,729	943,030
Goodwill	416,862	407,247
Intangible assets, net	732,013	701,081
Other assets, net	225,839	219,463

Total assets	$4,270,071	$4,256,990

LIABILITIES AND EQUITY
Accounts payable	$452,049	$521,330
Liabilities related to assets held-for-sale (Note 9)	49,117	—
Accrued liabilities	540,479	642,481
Current portion of long-term debt, net	10,756	7,348
Notes payable	27,969	31,922

Total current liabilities	1,080,370	1,203,081
Long-term debt, net	1,641,112	1,564,325
Deferred income tax liabilities	181,677	244,324
Other long-term liabilities	548,491	428,476
Commitments and contingencies (Notes 15 and 18)
Shareholders’ equity
Preferred stock — $0.001 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock — $0.001 par value; 300,000 shares authorized, 88,952 and 88,611 shares issued and outstanding as of December 31, 2011 and January 1, 2011	89	89
Additional paid-in capital	786,355	776,918
Retained earnings	109,442	71,083
Accumulated other comprehensive loss	(103,382)	(55,921)

Equity attributable to shareholders of Dole Food Company, Inc.	792,504	792,169
Equity attributable to noncontrolling interests	25,917	24,615

Total equity	818,421	816,784

Total liabilities and equity	$4,270,071	$4,256,990

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011, January 1, 2011 and January 2, 2010

	2011	2010	2009
	(In thousands)
Operating Activities
Net income (loss)	$41,793	$(30,166)	$88,033
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	103,921	114,239	119,572
Share-based compensation expense	9,143	6,642	925
Net unrealized losses on financial instruments	24,485	66,366	17,030
Asset write-offs and net (gain) loss on sale of assets	9,209	(4,117)	(64,984)
Earnings from equity method investments	(5,530)	(7,364)	(10,100)
Amortization of debt discounts and debt issuance costs	11,162	11,507	8,626
Debt retirement costs in connection with initial public offering	—	—	30,551
Provision for long-term receivables	—	11,404	—
Write-off of debt issuance costs	12,759	4,650	5,601
Loss on early retirement of notes	13,453	—	—
Provision for deferred income taxes	(47,128)	3,958	1,391
Impairment of discontinued operations	—	1,186	—
Pension and other postretirement benefit plan expense	25,774	23,437	14,321
Other	149	225	(468)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables	(15,308)	(18,672)	41,153
Inventories	(104,296)	(14,239)	42,373
Prepaid expenses and other assets	(10,736)	(21,230)	(34,275)
Income taxes	2,269	(16,969)	(253)
Accounts payable	(3,562)	37,846	(7,781)
Accrued liabilities	(28,703)	10,123	39,994
Other long-term liabilities	(33,729)	(31,187)	(8,757)

Cash flow provided by operating activities	5,125	147,639	282,952
Investing Activities
Cash received from sales of assets and businesses, net of cash disposed	41,722	45,891	159,564
Business acquisitions, net of cash acquired	(79,034)	—	—
Cash received from sales of investments, net of cash disposed	1,051	—	—
Capital expenditures	(82,187)	(87,402)	(51,212)
Restricted cash	44,878	(27,818)	(23,290)
Investments in non-consolidated subsidiaries	(8,038)	—	—
Other	(1,127)	(588)	(657)

Cash flow provided by (used in) investing activities	(82,735)	(69,917)	84,405
Financing Activities
Short-term debt borrowings	2,887	57,535	37,918
Short-term debt repayments	(10,128)	(76,341)	(33,621)
Long-term debt borrowings	1,337,478	923,370	1,294,712
Long-term debt repayments	(1,270,969)	(913,973)	(1,906,583)
Payment of debt issuance costs	(13,007)	(17,000)	(25,409)
Premium on early retirement of notes	(10,238)	—	—
Payment of initial public offering costs	—	(1,004)	—
Net proceeds from stock option exercises	312	—	—
Long-term debt repayment costs in connection with initial public offering	—	—	(18,028)
Proceeds from initial public offering, net	—	—	416,698
Repayment of assumed Hotel and Wellness Center debt	—	—	(85,000)
Dividends paid to parent	—	—	(15,000)
Dividends paid to noncontrolling interests	(2,935)	(1,958)	(6,382)
Settlement of long-term Japanese yen hedge forwards	(3,910)	—	—

Cash flow provided by (used in) financing activities	29,490	(29,371)	(340,695)

Effect of foreign currency exchange rate changes on cash	321	2,126	2,179

Increase (decrease) in cash and cash equivalents	(47,799)	50,477	28,841
Cash and cash equivalents at beginning of period	170,147	119,670	90,829

Cash and cash equivalents at end of period	$122,348	$170,147	$119,670

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

For the Years Ended December 31, 2011, January 1, 2011 and January 2, 2010

Supplemental cash flow information

At December 31, 2011, January 1, 2011 and January 2, 2010, accounts payable included approximately $12.3 million, $18.3 million and $6.1 million, respectively, for capital expenditures. Amounts included in accounts payable for capital expenditures at the end of each year have been repaid substantially in the subsequent year.

During 2011, Dole settled its Japanese yen cross currency swap through the refinancing of the liability in a non-cash transaction. Refer to Note 16 – Derivative Financial Instruments for further information.

For the year ended January 2, 2010, changes in operating assets and liabilities for prepaid expenses and other assets included a $10 million provisional payment made to the European Commission (“EC”) during January 2009 related to the EC’s Antitrust Decision. Refer to Note 18 — Contingencies for further information.

Income tax payments, net of refunds, for the years ended December 31, 2011, January 1, 2011 and January 2, 2010 were $50.8 million, $26.4 million and $20.9 million, respectively.

Interest payments on borrowings totaled $139.9 million, $157.2 million and $184.7 million during the years ended December 31, 2011, January 1, 2011, and January 2, 2010, respectively.

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

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2011, January 1, 2011 and January 2, 2010

	Equity Attributable to Shareholders’ of Dole Food Company Inc.
					Accumulated Other Comprehensive Income (Loss)			Equity Attributable to Noncontrolling Interests
	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Pension & Other Postretirement Benefits	Cumulative Translation Adjustment	Unrealized Gains (Losses) on Hedges		Total Equity
	(In thousands)
Balance at January 3, 2009	51,710	$51	$409,630	$36,122	$(40,960)	$27,187	$(29,130)	$30,259	$433,159
Net income	—	—	—	84,085	—	—	—	3,948	88,033
Initial public offering	35,715	36	415,084	—	—	—	—	—	415,120
Deemed assumption of Hotel and Wellness Center debt	—	—	(85,000)	—	—	—	—	—	(85,000)
Transfer of land (and taxes related to the transfer) to affiliate entity	—	—	(5,956)	—	—	—	—	—	(5,956)
Contribution of net deferred tax assets from DHM Holding Company, Inc.	—	—	33,794	—	—	—	—	—	33,794
Share-based compensation	—	—	925	—	—	—	—	—	925
Issuance of restricted stock	808	1	(1)	—	—	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	(340)	(340)
Dividends paid	—	—	—	(15,000)	—	—	—	(6,382)	(21,382)
Net foreign currency translation adjustment	—	—	—	—	—	11,039	—	16	11,055
Unrealized hedging gains (losses), net of income taxes of $0	—	—	—	—	—	—	(3,593)	—	(3,593)
Reclassification of realized losses to net income, net of income taxes of $0	—	—	—	—	—	—	11,597	—	11,597
Change in employee benefit plans, net of income taxes of ($10,963)	—	—	—	—	(11,433)	—	—	—	(11,433)
Contribution received from noncontrolling interest	—	—	497	—	—	—	—	(497)	—

Balance at January 2, 2010	88,233	$88	$768,973	$105,207	$(52,393)	$38,226	$(21,126)	$27,004	$865,979

Net loss	—	—	—	(34,124)	—	—	—	3,958	(30,166)
Liquidation of noncontrolling interests	—	—	—	—	—	—	—	(314)	(314)
Transfer of land (and taxes related to the transfer) from affiliate entity	—	—	1,337	—	—	—	—	—	1,337
Share-based compensation	—	—	6,642	—	—	—	—	—	6,642
Issuance of restricted stock	396	1	(1)	—	—	—	—	—	—
Cancellation of restricted stock	(18)	—	(33)	—	—	—	—	—	(33)
Dividends paid	—	—	—	—	—	—	—	(1,958)	(1,958)
Non-cash distribution	—	—	—	—	—	—	—	(4,078)	(4,078)
Net foreign currency translation adjustment	—	—	—	—	—	3,841	—	3	3,844
Unrealized hedging gains (losses), net of income taxes of $1,907	—	—	—	—	—	—	(14,416)	—	(14,416)
Reclassification of realized losses to net loss, net of income taxes of ($47)	—	—	—	—	—	—	9,390	—	9,390
Change in employee benefit plans, net of income taxes of ($1,019)	—	—	—	—	(19,443)	—	—	—	(19,443)

Balance at January 1, 2011	88,611	$89	$776,918	$71,083	$(71,836)	$42,067	$(26,152)	$24,615	$816,784

Net income	—	—	—	38,359	—	—	—	3,434	41,793
Share-based compensation	—	—	9,143	—	—	—	—	—	9,143
Exercise of stock options	27	—	312	—	—	—	—	—	312
Issuance of restricted stock	357	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(43)	—	(18)	—	—	—	—	—	(18)
Dividends paid	—	—	—	—	—	—	—	(2,935)	(2,935)
Change in noncontrolling interests	—	—	—	—	—	—	—	799	799
Net foreign currency translation adjustment	—	—	—	—	—	(11,721)	—	4	(11,717)
Unrealized hedging gains (losses), net of income taxes of ($2,914)	—	—	—	—	—	—	(45,619)	—	(45,619)
Reclassification of realized losses to net income, net of income taxes of $1,281	—	—	—	—	—	—	32,751	—	32,751
Change in employee benefit plans, net of income taxes of ($8,964)	—	—	—	—	(22,872)	—	—	—	(22,872)

Balance at December 31, 2011	88,952	$89	$786,355	$109,442	$(94,708)	$30,346	$(39,020)	$25,917	$818,421

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

In October 2009, Dole completed a $446 million initial public offering (“IPO”) of its common stock and received net proceeds of $415 million. Dole’s Chairman, David H. Murdock, and his affiliates beneficially own 51,710,000 common shares, or 58.1% of Dole’s outstanding common shares.

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

Dole’s fiscal year ends on the Saturday closest to December 31. The fiscal years 2011, 2010 and 2009 ended on December 31, 2011, January 1, 2011 and January 2, 2010, respectively. Dole operates under a 52/53 week year. Fiscals 2011, 2010 and 2009 were 52-week years.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

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

Marketing and Advertising Costs:    Marketing and advertising costs, which include media, production and other promotional costs, are generally expensed in the period in which the marketing or advertising first takes place. In limited circumstances, Dole capitalizes payments related to the right to stock products in customer outlets or to provide funding for various merchandising programs over a specified contractual period. In such cases, Dole amortizes the costs over the life of the underlying contract. The amortization of these costs, as well as the cost of certain other marketing and advertising arrangements with customers, are classified as a reduction in revenues. Advertising and marketing costs, included in selling, marketing and general and administrative expenses, amounted to $100.3 million, $99.5 million and $92.1 million during the years ended December 31, 2011, January 1, 2011 and January 2, 2010.

Research and Development Costs:    Research and development costs are expensed as incurred. Research and development costs were not material for the years ended December 31, 2011 January 1, 2011 and January 2, 2010.

Income Taxes:    Dole accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred income tax assets for which it is deemed more likely than not that future taxable income will not be sufficient to realize the related income tax benefits from these assets. Dole establishes additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain positions that do not meet the minimum probability threshold, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In addition, once the recognition threshold for the tax position is met, only the portion of the tax benefit that is greater than 50 percent likely to be realized upon settlement with a taxing authority is recorded. The impact of provisions for uncertain tax positions, as well as the related net interest and penalties, are included in “income taxes” in the consolidated statements of operations. Income taxes, which would be due upon the repatriation of foreign subsidiary earnings, have not been provided where the undistributed earnings are considered indefinitely invested.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

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

Receivables:    Receivables consist primarily of trade, notes, and other receivables. These receivables are recorded at net realizable value. Allowances against receivables are established based on specific account data and factors such as Dole’s historical losses, current economic conditions, age of receivables, the value of any collateral, and payment status compared to payment terms. Account balances are written off against the allowance if and when management determines the receivable is uncollectible.

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

Investments:    Investments in affiliates and joint ventures with ownership of 20% to 50% are recorded on the equity method, provided Dole has the ability to exercise significant influence. All other non-consolidated investments are accounted for using the cost method. At December 31, 2011 January 1, 2011 and January 2, 2010, substantially all of Dole’s investments have been accounted for under the equity method.

Dole’s investments are reviewed for impairment when indicators of impairment arise, and investments are impaired when there is an other-than-temporary decline in the investments fair value.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Dole’s indefinite-lived intangible asset, consisting of the DOLE brand, is considered to have an indefinite life because it is expected to generate cash flows indefinitely and as such is not amortized. Dole’s intangible assets with a definite life consist primarily of customer relationships. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful life. The remaining weighted average useful life of Dole’s definite lived intangible assets is 8 years.

Concentration of Credit Risk:    Financial instruments that potentially subject Dole to a concentration of credit risk principally consist of cash equivalents, derivative contracts, grower advances and trade receivables. Dole maintains its temporary cash investments with high quality financial institutions, which are invested primarily in short-term U.S. government instruments and certificates of deposit. The counterparties to Dole’s derivative contracts are major financial institutions. Grower advances are principally with farming enterprises located throughout Latin America and Asia and are secured by the underlying crop harvests. Credit risk related to trade receivables is mitigated due to the large number of customers dispersed worldwide. To reduce credit risk, Dole performs periodic credit evaluations of its customers but does not generally require advance payments or collateral. Additionally, Dole maintains allowances for credit losses. No individual customer accounted for greater than 10% of Dole’s revenues during the years ended December 31, 2011, January 1, 2011 and January 2, 2010. No individual customer accounted for greater than 10% of accounts receivable as of December 31, 2011 January 1, 2011 and January 2, 2010.

Fair Value of Financial Instruments:    Dole’s financial instruments primarily comprise short-term trade and grower receivables, trade payables, notes receivable and notes payable, as well as long-term grower receivables, capital lease obligations, term loans, a revolving loan, and notes and debentures. For short-term instruments, the carrying amount approximates fair value because of the short maturity of these instruments. For the long-term financial instruments, excluding Dole’s secured and unsecured notes and debentures, revolving credit facility and term loans, the carrying amount approximates fair value since they bear interest at variable rates or fixed rates which approximate market.

Dole also holds derivative instruments to hedge against foreign currency exchange, fuel pricing and interest rate movements. Dole’s derivative financial instruments are recorded at fair value. Dole estimates the fair values of its derivatives including any credit valuation adjustments using market based inputs (refer to Notes 16 and 17 for additional information).

Dole also holds retirement plan assets which are measured at fair value. Dole estimates the fair values of its retirement plan assets based on quoted market prices dependent on availability. In instances where quoted market prices are not readily available, the fair value of the investments securities is estimated based on pricing models using observable or unobservable inputs. (refer to Note 17 for additional information).

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

Leases:    Dole leases fixed assets for use in operations where leasing offers advantages of operating flexibility and is less expensive than alternative types of funding. Dole also leases land in countries where land ownership by foreign entities is restricted. Dole’s leases are evaluated at inception or at any subsequent

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

modification and, depending on the lease terms, are classified as either capital leases or operating leases. For operating leases that contain rent escalations, rent holidays or rent concessions, rent expense is recognized on a straight-line basis over the life of the lease. The majority of Dole’s leases are classified as operating leases. Dole’s principal operating leases are for land and machinery and equipment. Dole’s capitalized leases primarily consist of two vessel leases. Dole’s decision to exercise renewal options is primarily dependent on the level of business conducted at the location and the profitability thereof. Dole’s leasehold improvements were not significant at December 31, 2011 or January 1, 2011.

Share-Based Compensation:    Dole recognizes share-based payments in the consolidated statements of operations based on their fair value and the estimated number of shares Dole ultimately expects to vest. The estimated forfeiture rate is based on historical attrition data. Dole uses the Black-Scholes-Merten option pricing model to estimate the fair value of stock options grants. The option pricing model requires input of assumptions regarding expected term, expected volatility, dividend yield, and risk free rate. Expected term of the option grants is estimated using the simplified method. Expected volatility of the option grants is estimated using annualized historical volatility of the publicly traded stock prices of Dole’s significant competitors. Risk free rate is estimated using the implied yield available on U.S. Treasury securities with a maturity equivalent to the stock options’ expected term. Share-based compensation is expensed on a straight-line basis over the service period of the awards, with the exception of performance based options which are expensed based on the probability of achievement of the underlying targets (refer to Note 22 for further information).

Guarantees:    Dole makes guarantees as part of its normal business activities. These guarantees include guarantees of the indebtedness of some of its key fruit suppliers and other entities integral to Dole’s operations. Dole also issues bank guarantees as required by certain regulatory authorities, suppliers and other operating agreements as well as to support the borrowings, leases and other obligations of its subsidiaries. The majority of Dole’s guarantees relate to guarantees of subsidiary obligations and are excluded from the initial measurement and recognition.

Workers’ Compensation and Loss Reserves:    Dole self-insures certain losses arising out of worker’s compensation claims. Dole establishes workers’ compensation accruals for its self-insured programs based upon reported claims in process and actuarial estimates for losses incurred but not reported. Loss reserves, including incurred but not reported reserves, are estimated using actuarial methods and ultimate settlements may vary significantly from such estimates due to increased claims frequency or the severity of claims.

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

Recently Issued and Adopted Accounting Pronouncements

During May 2011, the Financial Accounting Standards Board (“FASB”) issued a standard which seeks to further convergence between U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards requirements for measurement of, and disclosures about, fair value. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The amendments are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Dole anticipates that the implementation of the guidance will only affect future disclosures, and will not have an impact on Dole’s results of operation, or financial position.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

During June 2011, the FASB issued a standard which revised the presentation of other comprehensive income (“OCI”). The new guidance requires entities to present net income and OCI in either a single continuous statement or in separate consecutive statements. The guidance does not change the components of net income or OCI, when OCI should be reclassified to net income, or the earnings per share calculation. This accounting guidance is effective for annual reporting periods beginning after December 15, 2011. Dole early adopted the guidance as permitted during the second quarter of 2011. The adoption of the standard had no impact on Dole’s results of operations or financial position.

In September 2011, the FASB issued a standard which amended how entities test for goodwill impairments. The new guidance permits a company to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This accounting guidance is effective for annual reporting periods beginning after December 15, 2011, and is effective for Dole beginning in the first quarter of 2012. The adoption of the standard is expected to have no impact on Dole’s results of operations or financial position.

During September 2011, the FASB issued a standard which amended the disclosures for multi-employer pension plans. The new guidance requires entities to present additional quantitative and qualitative information including the plan name and identifying number, the level of participation, nature of the employer commitment as well as the overall funding health of the significant plans in which they are participating. This accounting guidance is effective for fiscal years ending after December 15, 2011, and is effective for Dole beginning the fourth quarter of 2011.

Note 3 — Initial Public Offering

On October 28, 2009, Dole completed a $446 million IPO of 35,715,000 common shares at $12.50 per share. On October 23, 2009, Dole’s common stock began trading on the New York Stock Exchange under the ticker symbol “DOLE.” Upon the October 28, 2009 closing of the IPO, Dole received net proceeds of $415 million, reflecting $31 million of underwriting discount and offering expenses. The net proceeds were used by Dole to pay down indebtedness, as discussed more fully below. Dole’s chairman, David H. Murdock, and his affiliates beneficially own 51,710,000 common shares, or approximately 58.1% of Dole’s outstanding common shares.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

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

Note 4 — Other Income (Expense), Net

Included in other income (expense), net in Dole’s consolidated statements of operations for fiscal 2011, 2010 and 2009 are the following items:

	2011	2010	2009
	(In thousands)
Unrealized loss on the cross currency swap	$(3,787)	$(67,257)	$(21,051)
Realized gain on the cross currency swap	1,885	8,481	9,382
Loss on long-term Japanese yen hedges	(20,380)	—	—
Unrealized loss on foreign denominated borrowings	(2,607)	(2,421)	(1,190)
Realized gains (loss) on foreign denominated borrowings	899	527	(436)
Foreign currency exchange gain (loss) on vessel obligation	125	2,677	(6,326)
Write-off of debt issuance costs and refinancing fees	(12,759)	(4,650)	(5,601)
Loss on early retirement of notes	(13,453)	—	—
Other	844	(998)	495

Other income (expense), net	$(49,233)	$(63,641)	$(24,727)

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Refer to Note 16 — Derivative Financial Instruments for further discussion regarding Dole’s cross currency swap and long-term Japanese hedges.

Note 5 — Charges for Restructuring

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

2010 Restructuring Plan

Related to the 2010 plan, Dole incurred restructuring costs of $20 million during 2011, which includes approximately $5.3 million of inventory write-downs that were recorded in costs of products sold during the third quarter of 2011. Dole incurred cumulative restructuring costs of $41.3 million since the third quarter of 2010 for this plan. Of these costs, $20.5 million were paid or will be paid in cash, with the remaining amounts related to the non-cash write-down of long-lived assets and deferred crop-growing costs of $12.8 million as well as pension-related settlement charges of $8 million. Severance charges relating to employee terminations involved approximately 3,400 employees.

Dole expects to incur additional restructuring charges of approximately $0.6 million during the fiscal 2012 related to the 2010 plan. These additional charges will primarily consist of employee severance and contract termination costs. Approximately 200 employees are expected to be impacted by these initiatives.

The following table summarizes restructuring charges related to the 2010 plan:

	Charges Incurred in 2011	Cumulative Charges Incurred	Additional Charges to be Incurred	Total Charges
	(In thousands)
Severance and other employee-related costs	$1,950	$8,618	$187	$8,805
Contract termination and other costs	7,459	11,917	396	12,313
Pension-related settlement charges	2,533	7,982	—	7,982
Asset write-downs	2,742	7,511	—	7,511

Subtotal	14,684	36,028	583	36,611
Inventory write-downs recorded in costs of products sold	5,294	5,294	—	5,294

Total restructuring charges	$19,978	$41,322	$583	$41,905

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

A rollforward of activity for Dole’s restructuring liabilities related to the 2010 plan, which are classified in accrued liabilities in the accompanying consolidated balance sheets, is summarized as follows:

	Balance as of January 1, 2011	Charges	Cash Payments	Non-cash	Balance as of December 31, 2011
	(In thousands)
Severance and other employee-related costs	$2,092	$1,950	$(3,136)	$(821)	$85
Contract termination and other costs	3,555	7,459	(7,299)	—	3,715

Total	$5,647	$9,409	$(10,435)	$(821)	$3,800

2011 Restructuring Plan

Related to the 2011 plan, Dole incurred restructuring costs of $10.2 million during 2011. Of these costs, $6.7 million were paid or will be paid in cash, with the remaining amounts related to the non-cash write-down of long-lived assets of $3.4 million as well as pension-related settlement charges of $0.1 million. Severance charges relating to employee terminations involved approximately 450 employees.

Dole expects to incur additional restructuring charges of approximately $3.1 million in fiscal 2012 related to the 2011 plan. These additional charges will primarily consist of employee severance and contract termination costs. Approximately 100 additional employees are expected to be impacted by these initiatives.

The following table summarizes restructuring charges related to the 2011 plan:

	Charges Incurred in 2011	Additional Charges to be Incurred	Total Charges
	(In thousands)
Severance and other employee-related costs	$442	$1,193	$1,635
Contract termination and other costs	6,294	1,895	8,189
Pension-related settlement charges	86	—	86
Asset write-downs	3,410	—	3,410

Total	$10,232	$3,088	$13,320

A rollforward of activity for Dole’s restructuring liabilities related to the 2011 plan, which are classified in accrued liabilities in the accompanying consolidated balance sheets, is summarized as follows:

	Balance as of January 1, 2011	Charges	Cash Payments	Non-cash	Balance as of December 31, 2011
	(In thousands)
Severance and other employee-related costs	$—	$442	$(248)	$—	$194
Contract termination and other costs	—	6,294	(1,913)	(146)	4,235

Total	$—	$6,736	$(2,161)	$(146)	$4,429

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Charges for Long-Term Receivables

During fiscal 2010, Dole reclassified gross receivables totaling $19.1 million for a customer in Eastern Europe to long-term as the likelihood was that payment would not be received during the next year. During fiscal 2010, Dole recorded provisions for bad debt of $11.4 million. In addition, Dole recorded provisions for bad debt of $4.4 million during fiscal 2009.

Note 6 — Long-Term Receivables

At December 31, 2011, Dole’s long-term financing receivables consisted of $14.6 million grower advances, net of allowances, an $8.3 million note receivable related to the sale of discontinued operations, and net long-term trade receivables of $3.3 million. These assets have been included in other assets, in the accompanying consolidated balance sheet as of December 31, 2011.

Dole’s grower advances are generally secured by the underlying assets of the grower, and Dole monitors the collectability of these advances through periodic review of financial information received from these growers. At December 31, 2011, these advances had an allowance for credit losses of $12.7 million, and approximately $6.6 million of the net grower advances were 90 days past due. Dole’s historical losses on its long-term grower advances have been immaterial and Dole expects this to continue. During the year ended December 31, 2011, the allowance for grower advances increased by $1.9 million, of which $1.0 million related to an increase in the provision that was recorded to cost of products sold, and the remaining $0.9 million related to the reclassification of grower advances from short-term to long-term receivables.

At December 31, 2011, Dole has an $8.3 million note receivable and a $1 million interest receivable from the buyer of the fresh-cut flowers business. These receivables are secured by properties that have an estimated fair value in excess of the note, which was due in January 2011. Two of the three Colombian companies that have granted mortgages in such properties to secure their guaranties of such note are currently under reorganization pursuant to Colombian Law 1116. Dole is currently renegotiating with the buyer the terms of the note, including the timing of payment and the interest rate. Dole believes that based on its preference position in the reorganization, that the note will be collected.

Dole has gross long-term trade receivables of $19.1 million for a customer in Eastern Europe, for which it is likely that payment will not be received during the next year. During fiscal 2010 and 2009, Dole recorded provisions for bad debt of $11.4 million and $4.4 million, respectively. The net receivable of $3.3 million represents management’s best estimate of its net realizable value after consideration of collateral securing the receivable.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 7 — Income Taxes

Income tax expense (benefit) on continuing operations was as follows:

	2011	2010	2009
	(In thousands)
Current
Federal, state and local	$1,293	$1,809	$308
Foreign	28,643	17,216	24,684

	29,936	19,025	24,992

Deferred
Federal, state and local	(51,300)	4,032	(2,151)
Foreign	4,172	(74)	4,037

	(47,128)	3,958	1,886

Non-current income tax expense (benefit)	23,713	(9,589)	(4,194)

	$6,521	$13,394	$22,684

Pretax income (loss) attributable to foreign operations including earnings from discontinued operations, equity method investments and noncontrolling interests were $106.4 million, ($18.7) million and $208 million for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively. Dole has not provided for U.S. federal income and foreign withholding taxes on approximately $2.4 billion of the excess of the amount for financial reporting over the tax basis of investments that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is currently not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

Dole’s reported income tax expense (benefit) on continuing operations differed from the expense calculated using the U.S. federal statutory tax rate for the following reasons:

	2011	2010	2009
	(In thousands)
Expense (benefit) computed at U.S. federal statutory income tax rate of 35%	$14,926	$(9,702)	$34,185
Foreign income taxed at different rates*	(6,637)	24,535	(16,569)
State and local income tax, net of federal income taxes	(28,381)	(323)	(6,626)
Valuation allowances	1,514	5,108	12,708
Changes in liabilities for uncertain tax positions, net of tax benefits	24,000	(6,526)	(4,036)
Non-deductible goodwill, permanent items and other	1,099	302	3,022

Income tax expense	$6,521	$13,394	$22,684

*	Included in foreign income taxed at different rates in 2011, above, are certain immaterial corrections of prior year items related to foreign locations.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Deferred tax assets (liabilities) comprised the following:

	December 31, 2011	January 1, 2011
	(In thousands)
Intangibles	$(276,172)	$(296,944)
Property, plant and equipment	(128,312)	(129,103)
Investment and other asset basis differences	4,156	11,805
Postretirement benefits	84,104	81,290
Operating accruals	56,135	57,405
Tax credit carryforwards	10,491	26,099
Net operating loss and other carryforwards	210,138	187,919
Valuation allowances	(167,842)	(195,066)
Other, net	61,628	67,767

	$(145,674)	$(188,828)

Dole has gross federal, state and foreign net operating loss carryforwards of $301.2 million, $820.6 million and $236.1 million, respectively, at December 31, 2011. Dole has recorded deferred tax assets of $106.2 million for federal net operating loss and other carryforwards, which, if unused, will expire between 2023 and 2031. Dole has recorded deferred tax assets of $40.3 million for state operating loss carryforwards with varying expiration rules, which, if unused, approximately $14.4 million will expire between 2012 and 2021. Dole has recorded deferred tax assets of $0.4 million for state capital loss carryforwards primarily relating to the sale of its fresh-cut flowers operations, which if unused expires in 2014. Dole has recorded deferred tax assets of $63.2 million for foreign net operating loss carryforwards which are subject to varying expiration rules. Tax credit carryforwards of $10.5 million include U.S. general business credit carryforwards of $0.7 million which will expire between 2023 and 2031, $0.5 million of alternative minimum tax credit carryforwards which can be carried forward indefinitely, state tax credit carryforwards of $4.5 million of which $0.9 million expires in 2026 and $3.6 million can be carried forward indefinitely, and foreign minimum tax credit carryovers of $4.8 million which will expire in 2014. Dole has recorded a U.S. deferred tax asset of $53.3 million for disallowed interest expense which, although subject to certain limitations, can be carried forward indefinitely.

A valuation allowance has been established to offset a portion of the federal net operating loss carryforwards and certain deferred tax assets, certain state net operating loss carryforwards, state capital loss carryforwards and certain other state deferred tax assets, certain foreign net operating loss carryforwards, minimum tax credit carryforwards, and certain other deferred tax assets in foreign jurisdictions. Dole has deemed it more likely than not that future taxable income in the relevant taxing jurisdictions will be insufficient to realize all of the related income tax benefits for these assets. The increase in valuation allowances in 2011 for equity related items was $2.4 million and $2.1 million for deferred taxes acquired in the acquisition of 100% of the capital stock of HCE Corporation and its subsidiaries (“SunnyRidge”).

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Total deferred tax assets and deferred tax liabilities were as follows:

	December 31, 2011	January 1, 2011
	(In thousands)
Deferred tax assets	$618,126	$611,191
Deferred tax asset valuation allowance	(167,842)	(195,066)

	450,284	416,125
Deferred tax liabilities	(595,958)	(604,953)

Net deferred tax liabilities	$(145,674)	$(188,828)

Total net current deferred tax assets consist of:
Net current deferred tax assets	$26,184	$36,810
Net current deferred tax liabilities*	(21,539)	(9,143)

Total net current deferred tax assets	4,645	27,667
Total net non-current deferred tax liabilities consist of:
Net non-current deferred tax assets*	31,358	27,829
Net non-current deferred tax liabilities	(181,677)	(244,324)

Total net non-current deferred tax liabilities	(150,319)	(216,495)

Total net deferred tax liabilities	$(145,674)	$(188,828)

*	Net current deferred tax liabilities are included in accrued liabilities in the consolidated balance sheet and the net non-current deferred tax assets are classified in other assets, net in the consolidated balance sheet.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits was as follows:

	December 31, 2011	January 1, 2011	January 2, 2010
	(In thousands)
Unrecognized tax benefits — opening balance	$106,420	$109,308	$115,868
Gross increases — tax positions in prior period	29,275	4,807	15,444
Gross decreases — tax positions in prior period	(6,184)	(1,746)	(22,721)
Gross increases — tax positions in current period	9,660	1,774	3,866
Settlements*	(41,155)	—	(278)
Lapse of statute of limitations	(589)	(7,723)	(2,871)

Unrecognized tax benefits — ending balance	$97,427	$106,420	$109,308

*	2011 activity represents a $41 million reduction in gross unrecognized tax benefits due to the settlement of the federal income tax audit for the years 2002 – 2005 of which $20 million represents a cash payment.

The total for unrecognized tax benefits, including interest and penalties, was $108 million and $132 million at December 31, 2011 and January 1, 2011, respectively. If recognized, approximately $104 million, net of federal and state tax benefits, would be recorded as a component of income tax expense and accordingly impact the effective tax rate. At this time, Dole believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease in 2012 by approximately $17 million relating to transfer pricing items as a result of expiration of the statute of limitations.

Dole recognizes accrued interest and penalties related to its unrecognized tax benefits as a component of income taxes in the accompanying consolidated statements of operations. Accrued interest and penalties before

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

tax benefits were $10.6 million and $25.3 million at December 31, 2011 and January 1, 2011, respectively, and are included as a component of other long-term liabilities in the consolidated balance sheets. Interest and penalties recorded in Dole’s consolidated statements of operations for 2011, 2010 and 2009 were ($3.9) million, ($3) million, and $1.7 million, respectively.

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

Internal Revenue Service Audit:    On August 27, 2009, the IRS completed its examination of Dole’s U.S. federal income tax returns for the years 2002-2005 and issued a Revenue Agent’s report (“RAR”) that included various proposed adjustments, including with respect to the 2003 going-private merger transactions. The IRS proposed that certain funding used in the going-private merger was taxable and that some related investment banking fees were not deductible. The net tax deficiency associated with the RAR was $122 million, plus interest. On October 27, 2009, Dole filed a protest letter challenging the proposed adjustments contained in the RAR and pursued resolution of these issues with the IRS Appeals Division. During the quarter ended October 8, 2011, Dole reached a final settlement with the Appeals Division on all issues. As a result, Dole’s total amount of unrecognized tax benefits decreased by $41 million, of which $20 million represents a cash payment. The tax of $20 million was paid in the fourth quarter of 2011, along with interest of $11 million. The matter is now closed.

Note 8 — Details of Certain Assets and Liabilities

Details of receivables and inventories were as follows:

	December 31, 2011	January 1, 2011
	(In thousands)
Receivables:
Trade	$537,706	$596,879
Notes and other	132,678	125,856
Grower advances	39,752	41,272
Unrealized hedging gain	7,195	19,456
Income tax refund	—	4,335

	717,331	787,798
Allowance for doubtful accounts	(32,237)	(36,533)

	$685,094	$751,265

Inventories:
Finished products	$414,640	$362,799
Raw materials and work in progress	131,287	119,222
Crop-growing costs	224,149	195,010
Operating supplies and other	59,441	57,935

	$829,517	$734,966

Accounts payable consists primarily of trade payables.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Accrued liabilities included the following:

	December 31, 2011	January 1, 2011
	(In thousands)
Employee-related costs and benefits	$138,189	$138,584
Amounts due to growers	79,175	78,495
Unrealized losses on derivatives	70,730	31,061
Marketing and advertising	56,268	78,070
Shipping related costs	42,286	56,139
Materials and supplies	25,578	35,954
Interest	23,412	31,140
Unrealized cross currency swap	—	130,380
Unrealized interest rate swap	—	11,310
Other	104,841	51,348

	$540,479	$642,481

Other long-term liabilities were as follows:

	December 31, 2011	January 1, 2011
	(In thousands)
Accrued postretirement and other employee benefits	$285,067	$262,263
Unrealized losses on derivatives	123,304	—
Liability for unrecognized tax benefits	64,526	88,508
Other	75,594	77,705

	$548,491	$428,476

Note 9 — Assets Held-for-Sale and Actively Marketed Land

Dole continuously reviews its assets in order to identify those assets that do not meet Dole’s future strategic direction or internal economic return criteria. As a result of this review, Dole has identified and is in the process of selling certain businesses and long-lived assets. Accordingly, Dole has reclassified these assets as either held-for-sale or actively marketed land.

Total assets held-for-sale by segment were as follows:

	Fresh Fruit	Fresh Vegetables	Packaged Foods	Fresh-Cut Flowers— Discontinued Operation	Total Assets Held-for-Sale
	(In thousands)
Balance as of January 1, 2011	$74,641	$599	$3,214	$7,596	$86,050
Additions	98,247	—	—	—	98,247
Reclassification to actively marketed land	(54,741)	—	—	—	(54,741)
Sales	(51,342)	—	—	(2,573)	(53,915)

Balance as of December 31, 2011	$66,805	$599	$3,214	$5,023	$75,641

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Total liabilities related to assets held-for-sale by segment were as follows:

	Fresh Fruit	Fresh Vegetables	Packaged Foods	Fresh-Cut Flowers— Discontinued Operation	Total Liabilities Held-for-Sale
	(In thousands)
Balance as of January 1, 2011	$—	$—	$—	$—	$—
Additions	68,899	—	—	—	68,899
Sales	(19,782)	—	—	—	(19,782)

Balance as of December 31, 2011	$49,117	$—	$—	$—	$49,117

The major classes of assets and liabilities held-for-sale included in Dole’s consolidated balance sheet at December 31, 2011 were as follows:

	Fresh Fruit	Fresh Vegetables	Packaged Foods	Fresh-Cut Flowers— Discontinued Operations	Total Assets Held-for-Sale
	(In thousands)
Assets held-for-sale:
Receivables	$47,240	$—	$—	$—	$47,240
Inventories	2,209	—	—	—	2,209
Prepaid expenses and other assets	269	—	—	—	269
Property, plant and equipment, net of accumulated depreciation	15,948	599	3,214	5,023	24,784
Other assets, net	1,139	—	—	—	1,139

Total assets held-for-sale	$66,805	$599	$3,214	$5,023	$75,641

	Fresh Fruit	Fresh Vegetables	Packaged Foods	Fresh-Cut Flowers— Discontinued Operations	Total Liabilities Related to Held-for-Sale
	(In thousands)
Liabilities related to assets held-for-sale:
Accounts payable	$45,088	$—	$—	$—	$45,088
Accrued liabilities	2,179	—	—	—	2,179
Other long-term liabilities	1,850	—	—	—	1,850

Total liabilities related to assets held-for-sale	$49,117	$—	$—	$—	$49,117

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Gains on asset sales by segment for fiscal 2011, 2010 and 2009 were as follows:

	Fresh Fruit	Fresh Vegetables	Packaged Foods	Total from Continuing Operations	Discontinued Operations	Total
	(In thousands)
2011	$4,541	$—	$—	$4,541	$339	$4,880
2010	3,017	—	—	3,017	4,143	7,160
2009	51,164	9,185	908	61,257	1,308	62,565

Proceeds from asset sales by segment for fiscal 2011, 2010 and 2009 were as follows:

	Fresh Fruit	Fresh Vegetables	Packaged Foods	Total from Continuing Operations	Discontinued Operations	Total
	(In thousands)
2011	$32,683	$—	$—	$32,683	$2,912	$35,595
2010	26,053	—	—	26,053	13,748	39,801
2009	112,248	44,534	1,876	158,658	21,097	179,755

Fresh Fruit

During fiscal 2011, Dole added $98.2 and $68.9 million to the assets held-for-sale and liabilities related to assets held-for-sale balances, respectively. These balances primarily relate to non-core Dole subsidiaries in Germany and Dole Food España, S.A.U. (“Dole Spain”), which are part of the European ripening and distribution business within the fresh fruit segment. Dole added $50.9 million and $49.1 million, respectively to the assets held-for-sale and liabilities related to assets held-for-sale balances for the German subsidiary. Dole entered into an agreement to sell the German subsidiary during the fourth quarter of 2011. The sale is expected to close during the first half of 2012 subject to the satisfaction of certain conditions. The German subsidiary results of operations have not been classified into discontinued operations because Dole expects to have significant continuing involvement with the subsidiary subsequent to the sale. For Dole Spain, Dole added $45 million and $19.8 million, respectively to the assets held-for-sale and liabilities related to assets held-for-sale balances. During the third quarter of 2011, Dole entered into a definitive purchase and sale agreement to sell Dole Spain to a subsidiary of Compagnie Financière de Participations (“CF”), a company in which Dole holds a non-controlling 40% ownership interest. During the fourth quarter of 2011, the sale closed and Dole received cash proceeds of $20.9 million and recorded a gain of $1.3 million. Dole also added $2.3 million during the fourth quarter of 2011 to assets held-for-sale, related to a warehouse located in Italy, which is part of the European ripening and distribution business.

Additionally, Dole sold land in Hawaii during 2011 for cash proceeds of $10.5 million and recorded gains of $3.2 million. During the fourth quarter of 2011, approximately 6,650 acres or $54.7 million of Hawaii land was reclassified from assets held-for-sale to actively marketed land in the consolidated balance sheets. At December 31, 2011, the assets held-for-sale balance in the fresh fruit reporting segment included approximately 2,300 acres of land in Hawaii.

Packaged Foods

At December 31, 2011, the assets held-for-sale balance in the packaged foods reporting segment consisted of approximately 400 acres of peach orchards located in California.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Fresh-Cut Flowers — Discontinued Operation

At December 31, 2011, the assets held-for-sale balance in the fresh-cut flowers — discontinued operation consisted of a portion of the real estate of the former flowers divisions. During the second quarter of 2011, Dole sold a warehouse located in Miami, Florida to the buyer of the flowers business. In addition, Dole sold a farm in Colombia. Related to these sales, Dole received cash proceeds of $2.9 million and recorded a gain of $0.3 million, which is included as a component of gain on disposal of discontinued operations, net of income taxes in the consolidated statement of operations for the year ended December 31, 2011.

Actively Marketed Land

Included in actively marketed land is land that does not meet Dole’s future strategic direction or internal economic return criteria. The land that has been identified is available for sale in its present condition and an active program is underway to sell the properties. Dole is actively marketing these properties at a price that is in excess of book value but the timing of sale is uncertain.

During fiscal 2011, Dole added approximately 14,200 acres of Hawaii land with a net book value of $74.8 million to actively marketed land. Of these additions, 6,650 acres with a net book value of $54.7 million were reclassified from assets held-for-sale and the remaining 7,550 acres with a net book value of $20.1 million were reclassified from property, plant and equipment.

Note 10 — Property, Plant and Equipment

Major classes of property, plant and equipment were as follows:

	December 31, 2011	January 1, 2011
	(In thousands)
Land and land improvements	$484,805	$482,368
Buildings and leasehold improvements	417,619	409,382
Machinery and equipment	853,127	830,415
Vessels and containers	156,356	168,842
Vessels and equipment under capital leases	85,987	90,196
Construction in progress	63,139	79,288

	2,061,033	2,060,491
Accumulated depreciation	(1,150,304)	(1,117,461)

	$910,729	$943,030

Depreciation is computed by the straight-line method over the estimated useful lives of the assets as follows:

Years
Land improvements	3 to 40
Buildings and leasehold improvements	2 to 50
Machinery and equipment	3 to 20
Vessels and containers	5 to 20
Vessels and equipment under capital leases	Shorter of useful life or life of lease

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Depreciation expense on property, plant and equipment for continuing operations totaled $99.5 million, $110.4 million and $115.8 million for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively. There was no depreciation expense on property, plant and equipment for discontinued operations for the years ended December 31, 2011, January 1, 2011 and January 2, 2010.

Note 11 — Goodwill and Intangible Assets

Goodwill has been allocated to Dole’s reporting segments as follows:

	Fresh Fruit	Fresh Vegetables	Packaged Foods	Total
	(In thousands)
Balance as of January 2, 2010 and January 1, 2011	$275,430	$71,206	$60,611	$407,247
Additions	1,313	12,302	—	13,615
Disposals	(4,000)	—	—	(4,000)

Balance as of December 31, 2011	$272,743	$83,508	$60,611	$416,862

On October 11, 2011, Dole completed the acquisition of 100% of the capital stock of SunnyRidge in accordance with the Agreement and Plan of Merger, dated October 11, 2011. The acquisition resulted in goodwill of $12.3 million. Refer to Note 24 — Acquisition for further information.

During the fourth quarter of 2011, Dole Spain was sold to a subsidiary of CF. As a result of the sale, $4 million of goodwill associated with Dole Spain was written-off. Refer to Note 9 — Assets-Held-For-Sale for further information.

During the fourth quarter of 2011, Dole completed the acquisition of FaFi Fresh Cuts Oy (“FAFI”), a manufacturer of ready-for-use produce. FAFI is part of the European ripening and distribution business within the fresh fruit segment. The acquisition resulted in goodwill of $1.3 million.

Details of Dole’s intangible assets were as follows:

	December 31, 2011	January 1, 2011
	(In thousands)
Amortizable intangible assets:
Customer relationships	$59,501	$38,501
Other amortizable intangible assets	15,231	2,064

	74,732	40,565
Accumulated amortization — customer relationships	(31,755)	(27,605)
Other accumulated amortization	(579)	(1,494)

Accumulated amortization — intangible assets	(32,334)	(29,099)

Amortizable intangible assets, net	42,398	11,466
Indefinite-lived intangible assets:
Trademark and trade names	689,615	689,615

Total identifiable intangible assets, net	$732,013	$701,081

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Amortization expense of intangibles totaled $4.5 million, $3.8 million and $3.8 million for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively.

As of December 31, 2011, the estimated remaining amortization expense associated with Dole’s intangible assets in each of the next five fiscal years was as follows (in thousands):

Fiscal Year	Amount
2012	$7,280
2013	$5,451
2014	$4,795
2015	$4,795
2016	$4,319

Dole performed its annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of fiscal 2011. This test indicated no impairment to goodwill or any of Dole’s indefinite-lived intangible assets. As market conditions change, Dole continues to monitor and perform updates of its impairment testing of recoverability of goodwill and long-lived assets.

Note 12 — Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following:

	December 31, 2011	January 1, 2011
	(In thousands)
Unsecured debt:
8.75% debentures due 2013	$155,000	$155,000
Secured debt:
13.875% notes due 2014	174,904	227,437
8% notes due 2016	315,000	315,000
Revolving credit facility	69,300	—
Term loan facilities	895,500	829,829
Contracts and notes, at a weighted average interest rate of 3.8% in 2011 (4.1% in 2010) through 2018	7,294	9,070
Capital lease obligations, at a weighted average interest rate of 3.0% in 2011 (2.6% in 2010)	57,000	59,552
Notes payable, at a weighted average interest rate of 3.1% in 2011 (3.5% in 2010)	27,969	31,922
Unamortized debt discounts	(22,130)	(24,215)

	1,679,837	1,603,595
Current maturities, net of unamortized debt discounts	(38,725)	(39,270)

	$1,641,112	$1,564,325

Notes Payable

Dole borrows funds primarily on a short-term basis to finance current operations. The terms of these borrowings range from one month to three months. Dole’s notes payable at December 31, 2011 consist primarily of foreign borrowings in Asia.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

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

Notes and Debentures

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

During the third quarter of 2011, Dole repurchased and retired $52.5 million of the 2014 Notes. As a result of the repurchases, Dole recorded a charge of approximately $13.5 million to other income (expense), net. This charge relates to premiums paid in connection with the early debt retirement as well as the write-off of deferred debt issuance costs and debt discounts.

On September 25, 2009, Dole completed the sale and issuance of $315 million aggregate principal amount of 8% Senior Secured Notes due 2016 (“2016 Notes”) at a discount of $6.2 million. The 2016 Notes were sold to qualified institutional investors pursuant to Rule 144A under the Securities Act of 1933 (“Securities Act”) and to persons outside the United States in compliance with Regulation S under the Securities Act. The sale was exempt from the registration requirements of the Securities Act. Interest on the 2016 Notes is paid semi-annually in arrears on April 1 and October 1 of each year. The 2016 Notes will mature on October 1, 2016. The 2016 Notes have the benefit of a lien on certain U.S. assets of Dole that is junior to the liens of Dole’s senior secured credit facilities (revolving credit and term loan facilities) and pari passu with the liens of the 2014 Notes, and are senior obligations ranking equally with Dole’s existing senior debt.

Interest on the notes and debentures is paid semi-annually. None of Dole’s notes or debentures are subject to any sinking fund requirements. The notes and debentures are guaranteed by Dole’s 100% owned domestic subsidiaries. Refer to Note 25 — Guarantor Financial Information.

Term Loans and Revolving Credit Facility

As of December 31, 2011, the term loan facilities consisted of $313.4 million of Term Loan B and $582.1 million of Term Loan C. The term loan facilities bear interest, at Dole’s option, at a rate per annum equal

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

to either (i) the London Interbank Offer Rate (“LIBOR”) plus 3.75%, with a LIBOR floor of 1.25%; or (ii) a base rate plus 2.75%. Interest on the term loan facilities is payable quarterly in arrears or at maturity of LIBOR contracts. The weighted average variable interest rate at December 31, 2011 for Term Loan B and Term Loan C was 5.03%. The term loan facilities require quarterly principal payments, plus a balloon payment due in 2018.

As of December 31, 2011, there was $69.3 million outstanding under the asset-based lending senior secured revolving credit facility (“ABL revolver”). Amounts outstanding under the ABL revolver bear interest, at Dole’s option, at a rate per annum equal to either (i) LIBOR plus 1.75% to 2.25%, or (ii) a base rate plus 0.75% to 1.25%, in each case, based upon Dole’s historical borrowing availability under this facility. As of December 31, 2011, the borrowing base for the ABL revolver was $315.4 million. After taking into account approximately $101 million of outstanding letters of credit issued under the ABL revolver and the outstanding ABL balance, Dole had approximately $145.1 million available for borrowings as of December 31, 2011. The ABL revolver matures in 2016.

Capital Lease Obligations

At December 31, 2011 and January 1, 2011, included in capital lease obligations were $54.3 million and $57 million, respectively, of vessel financing related to two vessel leases denominated in British pound sterling. The decrease in the capital lease obligation was primarily due to lease payments. The interest rates on these leases are based on LIBOR plus a spread. The remaining $2.7 million of capital lease obligations relate primarily to machinery and equipment. Interest rates under these leases are fixed. The capital lease obligations are collateralized by the underlying leased assets. Total payments, including principal and interest, through the remaining life of the lease total approximately $57 million. These leases expire in 2026.

Covenants

Provisions under the amended senior secured credit facilities and the indentures governing Dole’s senior notes and debentures require Dole to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments, liens, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. The ABL revolver also contains a “springing covenant,” which would not be effective unless the availability under the ABL revolver were to fall below the greater of (i) $35 million and (ii) 12.5% of the lesser of the Total Commitment (as defined) and the borrowing base. To date, the springing covenant has never been effective and Dole does not currently anticipate that the springing covenant will become effective. At December 31, 2011, Dole was in compliance with all applicable covenants.

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

Debt Issuance Costs

In connection with the 2011 Refinancing, Dole incurred debt issuance costs of $13 million. During 2010, Dole incurred debt issuance costs of $17 million related to the amendments of the senior secured credit facilities.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

During 2009, Dole incurred debt issuance costs of $25.5 million in connection with the issuance of the 2016 Notes, as well as the issuance of the 2014 Notes and the amendment of Dole’s senior secured credit facilities. Debt issuance costs are capitalized and amortized into interest expense over the term of the underlying debt. During the years ended December 31, 2011, January 1, 2011 and January 2, 2010, Dole amortized deferred debt issuance costs of $5.8 million, $6.6 million and $5.5 million, respectively.

As a result of the 2011 Refinancing, Dole recorded a charge of $12.7 million to other income (expense), net. The charge relates to fees incurred in connection with the refinancing as well as the write-off of debt issuance costs and debt discounts.

During 2010, Dole wrote off $4.6 million of deferred debt issuance costs resulting from the amendment of the senior secured credit facilities, as well as the refinancing of the term loan facilities in connection with the amendments. The refinancing of the term loans and a portion of the ABL revolver, as a result of the amendments, was accounted for as extinguishment of debt. The charge was recorded in other income (expense), net for the year ended January 1, 2011.

During 2009, Dole wrote off $18.1 million of deferred debt issuance costs resulting from the early retirement of debt and the amendment of its senior secured credit facilities. The amendment was accounted for as an extinguishment of debt. $5.6 million of the write-off related to these amendments was recorded in other income (expense), net and the remaining $12.5 million was recorded in debt retirement costs incurred in connection with initial public offering for the year ended January 2, 2010.

Debt discounts on term loan facilities in connection with the 2011 Refinancing were $6.8 million. Debt discounts on term loan facilities in connection with 2010 amendments of the senior secured credit facilities totaled $8.5 million. Debt discounts are amortized into interest expense over the term of the underlying debt. During the years ended December 31, 2011, January 1, 2011 and January 2, 2010, Dole amortized debt discounts of $5.0 million, $4.7 million and $3.1 million, respectively.

Fair Value of Debt

Dole estimates the fair value of its unsecured notes and debentures based on current quoted market prices. The term loans are traded between institutional investors on the secondary loan market, and the fair values of the term loans are based on the last available trading price.

The carrying values and estimated fair values of Dole’s debt are summarized below:

	December 31, 2011		January 1, 2011
	Carrying Values	Estimated Fair Values	Carrying Values	Estimated Fair Values
	(In thousands)
Secured and unsecured notes and debentures	$633,970	$694,314	$680,674	$774,873
Term loans	884,304	888,784	822,377	844,351

Carrying values are net of debt discounts.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Maturities of Notes Payable and Long-Term Debt

Maturities with respect to notes payable and long-term debt as of December 31, 2011 were as follows (in thousands):

Fiscal Year	Amount
2012	$38,725
2013	162,325
2014	184,217
2015	11,784
2016	394,300
Thereafter	888,486

Total	$1,679,837

Other

In addition to amounts available under the revolving credit facility, Dole’s subsidiaries have uncommitted lines of credit of approximately $105.1 million at various local banks, of which $72.4 million was available at December 31, 2011. These lines of credit are used primarily for short-term borrowings, foreign currency exchange settlement and the issuance of letters of credit or bank guarantees. Several of Dole’s uncommitted lines of credit expire in 2012, while others do not have a commitment expiration date. These arrangements may be cancelled at any time by Dole or the banks. Dole’s ability to utilize these lines of credit may be impacted by the terms of its senior secured credit facilities and bond indentures.

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

Substantially all pension benefits for U.S. employees were frozen in 2002. There were approximately 125 employees who continue to earn benefits under the terms of collective bargaining agreements at December 31, 2011.

Dole uses a December 31 measurement date for all of its plans.

Pension Protection Act of 2006 and Worker, Retiree, and Employer Recovery Act of 2008

In August 2006, the Pension Protection Act of 2006 was signed into law. This legislation changed the method of valuing the U.S. qualified pension plan assets and liabilities for funding purposes, as well as the minimum funding requirements. The Worker, Retiree, and Employer Recovery Act of 2008 was signed into law in December 2008. The combined effect of these laws have been larger contributions since 2009, with the goal of

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

being fully funded in the next several years. The amount of unfunded liability in future years will be affected by future contributions, demographic changes, investment returns on plan assets, and interest rates, so full funding may be achieved sooner or later. Dole anticipates funding pension contributions with cash from operations.

As a result of the Pension Protection Act of 2006, Dole anticipates making contributions to its U.S. qualified plan averaging approximately $11.4 million per year over the next eight years. Dole also anticipates that certain forms of benefit payments, such as lump sums, will be partially restricted over the next few years.

OPRB Plan Amendment

During the fourth quarter of 2008, Dole amended its domestic OPRB Plan. This amendment became effective January 1, 2009. Dole replaced health care coverage (including prescription drugs) for Medicare eligible retirees and surviving spouses who are age 65 and older with a new Health Reimbursement Arrangement, whereby each participant is provided an annual amount in an HRA account. This plan amendment reduced the January 2, 2009 benefit obligation by $19.1 million. The reduction in benefit obligation is recognized in OPRB expense by a credit of approximately $2.7 million a year from 2009 through 2016. This credit is reflected in the table of OPRB expense below in the negative amortization of net prior service benefit.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Obligations and Funded Status — The status of Dole’s defined benefit pension and OPRB plans was as follows:

	U.S. Pension Plans		International Pension Plans		OPRB Plans
	Year Ended December 31, 2011	Year Ended January 1, 2011	Year Ended December 31, 2011	Year Ended January 1, 2011	Year Ended December 31, 2011	Year Ended January 1, 2011
	(In thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of period	$308,051	$296,675	$104,036	$95,512	$42,037	$42,133
Service cost	186	197	6,804	5,988	75	82
Interest cost	14,818	15,677	7,051	7,015	2,122	2,343
Plan amendments and other	—	—	1,294	1,217	1,778	—
Foreign currency exchange rate changes	—	—	(973)	2,856	—	—
Actuarial (gain) loss	4,846	17,857	15,627	13,784	791	1,289
Curtailments, settlements and terminations, net	—	—	(7,111)	(10,444)	—	—
Benefits paid	(22,180)	(22,355)	(8,403)	(11,892)	(4,220)	(3,810)

Benefit obligation at end of period	$305,721	$308,051	$118,325	$104,036	$42,583	$42,037

Change in plan assets:
Fair value of plan assets at beginning of period	$194,655	$182,692	$5,270	$4,428	$—	$—
Actual return on plan assets	(3,173)	20,302	474	587	—	—
Company contributions	16,534	14,016	16,304	21,601	4,220	3,810
Foreign currency exchange rate changes	—	—	(9)	255	—	—
Benefits paid	(22,180)	(22,355)	(8,403)	(11,892)	(4,220)	(3,810)
Settlements	—	—	(7,901)	(9,709)	—	—

Fair value of plan assets at end of period	$185,836	$194,655	$5,735	$5,270	$—	$—

Funded status	$(119,885)	$(113,396)	$(112,590)	$(98,766)	$(42,583)	$(42,037)

Amounts recognized in the
Consolidated Balance Sheets:
Current liabilities	$(2,786)	$(2,515)	$(8,762)	$(7,595)	$(3,918)	$(4,051)
Long-term liabilities	(117,099)	(110,881)	(103,828)	(91,171)	(38,665)	(37,986)

	$(119,885)	$(113,396)	$(112,590)	$(98,766)	$(42,583)	$(42,037)

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Amounts recognized in accumulated other comprehensive loss were as follows:

	U.S. Pension Plans		International Pension Plans		OPRB Plans
	Year Ended December 31, 2011	Year Ended January 1, 2011	Year Ended December 31, 2011	Year Ended January 1, 2011	Year Ended December 31, 2011	Year Ended January 1, 2011
	(In thousands)
Net actuarial loss (gain)	$121,868	$104,090	$23,262	$12,980	$(2,051)	$(2,798)
Prior service cost (benefit)	—	—	3,495	3,989	(15,707)	(19,231)
Net transition obligation	—	—	5	6	—	—
Income taxes	(42,795)	(35,709)	(2,076)	(1,696)	8,707	10,205

Total	$79,073	$68,381	$24,686	$15,279	$(9,051)	$(11,824)

All of Dole’s pension plans were underfunded at December 31, 2011, having accumulated benefit obligations exceeding the fair value of plan assets. The accumulated benefit obligation for all defined benefit pension plans was $392.0 million and $386.1 million at December 31, 2011 and January 1, 2011, respectively. The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	December 31, 2011	January 1, 2011
	(In thousands)
Projected benefit obligation	$424,046	$412,087
Accumulated benefit obligation	$391,993	$386,129
Fair value of plan assets	$191,571	$199,925

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Components of Net Periodic Benefit Cost and Other Changes Recognized in Other Comprehensive Loss

The components of net periodic benefit cost and other changes recognized in other comprehensive loss for Dole’s U.S. and international pension plans and OPRB plans were as follows:

	U.S. Pension Plans			International Pension Plans
	Year Ended December 31, 2011	Year Ended January 1, 2011	Year Ended January 2, 2010	Year Ended December 31, 2011	Year Ended January 1, 2011	Year Ended January 2, 2010
	(In thousands)
Components of net periodic benefit cost:
Service cost	$186	$197	$166	$6,804	$5,988	$6,306
Interest cost	14,818	15,677	17,246	7,051	7,015	7,468
Expected return on plan assets	(16,377)	(16,356)	(16,892)	(453)	(454)	(428)
Amortization of:
Net loss	6,617	3,853	268	906	463	569
Prior service cost	—	—	—	422	697	333
Net transition obligation	—	—	—	2	25	49
Curtailments, settlements and terminations, net	—	—	—	1,705	2,099	458
Restructuring related settlements and other	—	—	—	3,575	5,449	—

	$5,244	$3,371	$788	$20,012	$21,282	$14,755

Other changes recognized in other comprehensive loss:
Net loss (gain)	$24,395	$13,911	$19,916	$14,640	$13,597	$(855)
Prior service cost	—	—	—	—	1,217	376
Amortization of:
Net loss (gain)	(6,617)	(3,853)	(268)	(4,205)	(8,415)	(3,176)
Prior service cost	—	—	—	(496)	(1,028)	(333)
Transition obligation	—	—	—	(2)	(25)	(49)
Foreign currency adjustment	—	—	—	(150)	209	66
Income taxes	(7,086)	—	(7,815)	(380)	(1,019)	(93)

Total recognized in other comprehensive loss	$10,692	$10,058	$11,833	$9,407	$4,536	$(4,064)

Total recognized in net periodic benefit cost and other comprehensive loss, net of income taxes	$15,936	$13,429	$12,621	$29,419	$25,818	$10,691

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

	OPRB Plans
	Year Ended December 31, 2011	Year Ended January 1, 2011	Year Ended January 2, 2010
	(In thousands)
Components of net periodic benefit cost:
Service cost	$75	$82	$143
Interest cost	2,122	2,343	2,632
Amortization of:
Net loss (gain)	67	(117)	(506)
Prior service benefit	(3,524)	(3,524)	(3,491)
Restructuring related settlements and other	1,778	—	—

	$518	$(1,216)	$(1,222)

Other changes recognized in other comprehensive loss:
Net loss (gain)	$813	$1,208	$3,461
Prior service benefit	—	—	(739)
Amortization of:
Net loss (gain)	(66)	117	506
Prior service benefit	3,524	3,524	3,491
Income taxes	(1,498)	—	(3,055)

Total recognized in other comprehensive loss	$2,773	$4,849	$3,664

Total recognized in net periodic benefit cost and other comprehensive loss, net of income taxes	$3,291	$3,633	$2,442

The estimated actuarial net gain or loss, prior service benefit and transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $10.3 million of expense. The estimated actuarial net gain and prior service benefit for the OPRB plans that will be amortized from accumulated other comprehensive loss into periodic benefit cost over the next fiscal year is $3.4 million of income.

Assumptions

Weighted average assumptions used to determine benefit obligations were as follows:

	U.S. Pension Plans		International Pension Plans		OPRB Plans
	2011	2010	2011	2010	2011	2010
Discount rate	4.72%	5.00%	6.51%	7.06%	5.13%	5.22%
Rate of compensation increase	—	—	5.01%	5.24%	—	—

Weighted average assumptions used to determine net periodic benefit cost were as follows:

	U.S. Pension Plans			International Pension Plans			OPRB Plans
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Discount rate	5.00%	5.50%	6.75%	7.06%	7.70%	8.30%	5.22%	5.85%	7.03%
Compensation increase	—	—	2.50%	4.73%	5.37%	6.00%	—	—	—
Rate of return on plan assets	8.00%	8.00%	8.00%	8.50%	10.00%	10.00%	—	—	—

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

International plan discount rates, assumed rates of increase in future compensation and expected long-term return on assets differ from the assumptions used for U.S. plans due to differences in the local economic conditions in the countries in which the international plans are based. No rate of compensation increase is shown for U.S. Plans because benefits under the U.S. plans are frozen except for a group of approximately 125 employees whose benefits are negotiated under collective bargaining agreements. The assumption for the rate of compensation increase for these employees reflects the rate negotiated in those bargaining agreements.

The accumulated pension benefit obligation for Dole’s U.S. OPRB plan were determined using the following assumed annual rate of increase in the per capita cost of covered health care benefits:

	2012	2011
Health care costs trend rate assumed for next year	7.5%	7.5%
Rate of increase to which the cost of benefits is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2017	2016

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

A one-percentage-point change in assumed health care cost trend rates would have the following impact on Dole’s OPRB plans:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
	(In thousands)
Increase (decrease) in service and interest cost	$96	$(83)
Increase (decrease) in postretirement benefit obligation	$2,035	$(1,753)

Plan Assets

The following is the target asset mix for Dole’s U.S. pension plan, which management believes provides the optimal tradeoff of diversification and long-term asset growth:

Asset Class	Target Allocation
Fixed income securities	50%
Equity securities	49%
Private equity	1%

Dole’s U.S. pension plan weighted average asset allocations by asset category were as follows:

	Plan Assets at
Asset Class	December 31, 2011	January 1, 2011
Fixed income securities	50%	41%
Equity securities	49%	55%
Private equity	1%	4%

Total	100%	100%

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

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

The pension plan did not hold any of Dole’s common stock at December 31, 2011 and January 1, 2011.

Dole determines the expected return on pension plan assets based on an expectation of average annual returns over an extended period of years. Dole also considers the weighted-average historical rate of returns on securities with similar characteristics to those in which Dole’s pension assets are invested.

Dole applies the “10% corridor” approach to amortize unrecognized actuarial gains (losses) on both its U.S. and international pension and OPRB plans. Under this approach, only actuarial gains (losses) that exceed 10% of the greater of the projected benefit obligation or the market-related value of the plan assets are amortized. The amortization period is based on the average remaining service period of active employees expected to receive benefits under each plan or over the life expectancy of inactive participants where all, or nearly all, participants are inactive. For the year ended December 31, 2011, the average remaining service period used to amortize unrecognized actuarial gains (losses) for its domestic plans was approximately 9 years.

Plan Contributions and Estimated Future Benefit Payments

During 2011, Dole contributed $14.7 million to its qualified U.S. pension plan. These contributions were made to comply with minimum funding requirements under the Internal Revenue Code. Dole expects to contribute approximately $17.1 million to its U.S. qualified plan in 2012. Dole intends to make future contributions to the U.S. pension plan that will satisfy the minimum funding requirements. Future contributions to the U.S. pension plan in excess of the minimum funding requirement are voluntary and may change depending on Dole’s operating performance or at management’s discretion. Dole expects to make $18.4 million of contributions related to its other U.S. and foreign pension and OPRB plans in 2012.

The following table presents estimated future benefit payments:

Fiscal Year	U.S. Pension Plans	International Pension Plans	OPRB Plans
	(In thousands)
2012	$23,478	$11,692	$3,918
2013	22,678	10,998	3,868
2014	22,275	11,435	3,798
2015	22,013	11,286	3,726
2016	21,866	10,919	3,629
2017-2021	104,363	59,635	16,397

Total	$216,673	$115,965	$35,336

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Defined Contribution Plans

Dole offers defined contribution plans to eligible employees. Such employees may defer a percentage of their annual compensation in accordance with plan guidelines. Some of these plans provide for a Company match that is subject to a maximum contribution as defined by the plan. Company contributions to its defined contribution plans totaled $10.1 million, $6.5 million and $6.5 million in the years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively.

Multi-Employer Plans

Dole is also party to various industry-wide collective bargaining agreements that provide pension benefits. Total contributions to multi-employer foreign benefit plans for eligible participants were approximately $1.1 million, $1.3 million and $1.3 million in the years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively.

The following table presents details for Dole’s U.S. multi-employer defined benefit plan:

		Pension Protection Act Zone Status		Contributions
Pension Plan	EIN/Pension Plan Number	Fiscal 2011	Fiscal 2010	December 31, 2011	January 1, 2011	January 2, 2010	Expiration Collective Bargaining Agreement
				(In thousands)
Western Conference of Teamsters Pension Plan	91-6145047-001	Not critical	Not critical	$779	$685	$845	9/15/2014

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

During the fourth quarter of 2011, Dole changed the segment classification of its Asia fresh vegetables operations from the fresh vegetables operating segment to the fresh fruit operating segment, which change aligns segment classification with operational reporting. The segment reporting change has been reflected for all periods presented.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

In the tables below, only revenues from external customers and EBIT reflect results from continuing operations. Total assets, depreciation and amortization and capital additions reflect results from continuing and discontinued operations for fiscal 2011, 2010 and 2009.

The results of operations and financial position of the three reportable operating segments and corporate were as follows:

Results of Operations:

	2011	2010	2009
	(In thousands)
Revenues from external customers:
Fresh fruit	$5,023,855	$4,792,544	$4,775,489
Fresh vegetables	1,002,247	977,990	959,961
Packaged foods	1,197,106	1,121,417	1,041,853
Corporate	628	663	1,218

	$7,223,836	$6,892,614	$6,778,521

Fresh fruit EBIT	$172,158	$117,693	$300,645
Fresh vegetables EBIT	31,355	34,328	14,067
Packaged foods EBIT	96,451	106,960	105,491

Total operating segments EBIT	299,964	258,981	420,203
Corporate:
Unrealized loss on cross currency swap	(3,787)	(67,257)	(21,051)
Net loss on long-term Japanese yen hedges	(20,380)	—	—
Net unrealized loss on foreign denominated instruments	(1,724)	(3,173)	(612)
Share-based compensation	(5,808)	(4,533)	(624)
Write-off of debt issuance costs and refinancing fees	(12,759)	(4,650)	(5,601)
Loss on early retirement of notes	(13,453)	—	—
Debt retirement costs in connection with initial public offering	—	—	(30,551)
Operating and other expenses	(51,447)	(35,776)	(48,279)

Corporate	(109,358)	(115,389)	(106,718)
Interest expense	(142,430)	(163,950)	(205,715)
Income taxes	(6,521)	(13,394)	(22,684)

Income (loss) from continuing operations	41,655	(33,752)	85,086
Income from discontinued operations, net of income taxes	(201)	629	1,639
Gain from disposal of discontinued operations, net of income taxes	339	2,957	1,308

Net income (loss)	$41,793	$(30,166)	$88,033

Corporate EBIT includes general and administrative costs not allocated to operating segments.

Substantially all of Dole’s earnings from equity method investments, which have been included in EBIT in the table above, relate to the fresh fruit operating segment.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Financial Position:

	December 31, 2011	January 1, 2011	January 2, 2010
	(In thousands)
Total assets:
Fresh fruit	$2,129,910	$2,159,657	$2,174,786
Fresh vegetables	487,840	392,940	386,897
Packaged foods	743,447	678,929	645,349

Total operating segments	3,361,197	3,231,526	3,207,032
Corporate	903,851	1,017,868	887,352
Discontinued operations	5,023	7,596	12,639

	$4,270,071	$4,256,990	$4,107,023

Depreciation and amortization and capital additions by segment were as follows:

	2011	2010	2009
	(In thousands)
Depreciation and amortization:
Fresh fruit	$58,043	$69,203	$74,678
Fresh vegetables	21,337	20,762	19,628
Packaged foods	22,848	22,172	22,898

Total operating segments	102,228	112,137	117,204
Corporate	1,693	2,102	2,368

	$103,921	$114,239	$119,572

Capital additions:
Fresh fruit	$38,002	$41,951	$26,757
Fresh vegetables	10,080	22,387	11,762
Packaged foods	28,891	34,877	10,304

Total operating segments	76,973	99,215	48,823
Corporate	332	643	1,914

	$77,305	$99,858	$50,737

Dole’s revenues from external customers by country/region were as follows:

	2011	2010	2009
	(In thousands)
Revenues from external customers:
United States	$3,044,800	$2,853,927	$2,831,296
Japan	801,995	745,251	793,539
Sweden	503,667	469,929	456,512
Germany	483,198	481,611	447,961
Canada	347,498	344,070	311,070
Korea	196,487	169,998	139,593
China	149,243	109,375	75,539
Other Euro zone countries	715,852	740,561	743,851
Other international	981,096	977,892	979,160

	$7,223,836	$6,892,614	$6,778,521

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

No individual country in the “Other international” category above had revenues from external customers that were in excess of 5% of consolidated revenues.

Dole’s tangible long-lived assets by country/region were as follows:

	December 31, 2011	January 1, 2011	January 2, 2010
	(In thousands)
Tangible long-lived assets:
United States	$598,843	$504,241	$494,178
Oceangoing assets	80,959	92,929	131,535
Philippines	176,944	156,542	153,200
Costa Rica	73,060	79,687	83,299
Honduras	72,023	73,780	74,682
Chile	25,969	25,878	25,869
Ecuador	47,284	55,221	57,838
Other international	136,300	157,790	144,684

	$1,211,382	$1,146,068	$1,165,285

Note 15 — Operating Leases and Other Commitments

In addition to obligations recorded on Dole’s Consolidated Balance Sheet as of December 31, 2011, Dole has commitments under cancelable and non-cancelable operating leases, primarily for land, machinery and equipment, vessels and containers and office and warehouse facilities. A significant portion of Dole’s lease payments are fixed. Total rental expense, including rent related to cancelable and non-cancelable leases, was $166.1 million, $185.9 million and $199.6 million (net of sublease income of $17.4 million, $16.3 million and $14.7 million) for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively.

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

As of December 31, 2011, Dole’s non-cancelable minimum lease commitments, including the residual value guarantee, before sublease income, were as follows (in thousands):

Fiscal Year	Amount
2012	$97,235
2013	104,470
2014	56,405
2015	36,966
2016	19,570
Thereafter	72,389

Total	$387,035

Total expected future sublease income expected to be earned over 7 years is $27.7 million.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

In order to secure sufficient product to meet demand and to supplement Dole’s own production, Dole has entered into non-cancelable agreements with independent growers, primarily in Latin America and North America, to purchase substantially all of their production subject to market demand and product quality. Prices under these agreements are generally tied to prevailing market rates and contract terms generally range from one to ten years. Total purchases under these agreements were $667.6 million, $637.3 million and $563.1 million for the years ended December 31, 2011, January 1, 2011, and January 2, 2010, respectively.

At December 31, 2011, aggregate future payments under such purchase commitments (based on December 31, 2011 pricing and volumes) were as follows (in thousands):

Fiscal Year	Amount
2012	$593,704
2013	249,679
2014	220,383
2015	137,414
2016	30,820
Thereafter	45,065

Total	$1,277,065

In order to ensure a steady supply of packing supplies and to maximize volume incentive rebates, Dole has entered into contracts for the purchase of packing supplies; some of these contracts run through 2014. Prices under these agreements are generally tied to prevailing market rates. Purchases under these contracts for the years ended December 31, 2011, January 1, 2011 and January 2, 2010 were approximately $199 million, $190.4 million and $168.9 million, respectively.

Under these contracts, Dole was committed at December 31, 2011 to purchase packing supplies, assuming current price levels, as follows (in thousands):

Fiscal Year	Amount
2012	$208,598
2013	124,539
2014	7,539

Total	$340,676

Dole has numerous collective bargaining agreements with various unions covering approximately 36% of Dole’s hourly full-time and seasonal employees. Of the unionized employees, 32% are covered under a collective bargaining agreement that will expire within one year and the remaining 68% are covered under collective bargaining agreements expiring beyond the upcoming year. These agreements are subject to periodic negotiation and renewal. Failure to renew any of these collective bargaining agreements may result in a strike or work stoppage; however, management does not expect that the outcome of these negotiations and renewals will have a material adverse impact on Dole’s financial condition or results of operations.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Cash Flow Hedges

A majority of Dole’s foreign currency derivative instruments are designated as cash flow hedges. Specifically, Dole designated a majority of its foreign currency exchange forward contracts as cash flow hedges of its forecasted revenue and operating expense transactions. As a result, changes in fair value of the foreign currency derivative instruments since hedge designation, to the extent effective, are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) in the accompanying consolidated balance sheet and are reclassified into earnings in the same period the underlying transactions affect earnings. Any portion of a cash flow hedge deemed ineffective is recognized into current period earnings.

Interest Rate Swap, Cross Currency Swap and Restricted Deposits

Dole entered into an interest rate swap in 2006 to hedge future changes in interest rates. This agreement effectively converted $320 million of borrowings under Term Loan C, which was variable-rate debt, to a fixed-rate basis that matured June 16, 2011.

In connection with the March 2010 refinancing transaction, some of the terms of Dole’s senior secured credit facilities were amended. Dole evaluated the impact of these amendments on its hedge designation for its interest rate swap and determined not to re-designate the interest rate swap as a cash flow hedge of its interest rate risk associated with Term Loan C. As a result, changes in the fair value of the interest rate swap after de-designation on March 2, 2010 were recorded in interest expense. The unrealized loss in accumulated other comprehensive income (“AOCI”) was recognized into interest expense through the June 2011 maturity as the underlying Term Loan C interest payments were made.

During 2006 (subsequently amended in 2009), Dole executed a cross currency swap to synthetically convert $320 million of Term Loan C into Japanese yen denominated debt in order to effectively lower the U.S. dollar fixed interest rate. The cross currency swap was scheduled to mature in June 2011. During 2009, Dole entered into a collateral arrangement which required Dole to provide collateral to its counterparties when the fair market value of the cross currency and interest rate swaps exceeded a combined liability of $35 million.

During the first quarter of 2011, Dole entered into a transaction to effectively unwind the cross currency swap by refinancing its obligation under the cross currency swap and entering into a series of long-term Japanese yen hedges that mature through December 2014. As a result of the unwind of the cross currency swap, the collateral arrangement with the counterparties was no longer required. The long-term Japanese yen hedges require Dole to buy U.S. Dollars and sell Japanese yen at an exchange rate of ¥101.3. At inception, these contracts were in a liability position and the total notional amount outstanding of the long-term Japanese yen hedges was $596.3 million. The value of these contracts will fluctuate based on changes in the exchange rate over the life of the individual forward contracts.

Dole has designated the long-term Japanese yen forward contracts as cash flow hedges of its forecasted Japanese yen revenue stream. Due to the fact that there is a significant financing element present at the inception of the long-term Japanese yen hedges, the cash inflows or outflows associated with settlement of these contracts are included within the financing activities in Dole’s consolidated statement of cash flows. A portion of the long-term Japanese yen hedges are deemed ineffective. With respect to this portion, changes in the fair value of the hedges are recorded in other income (expense) in the consolidated statement of operations, because the ineffectiveness is considered to be caused by the financing element of this instrument.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

At December 31, 2011, the gross notional amounts of Dole’s derivative instruments are as follows:

	Average Strike Price	Notional Amount
	(In thousands, except average strike price)
Derivatives designated as cash flow hedging instruments:
Foreign currency hedges (buy/sell):
U.S. dollar/Japanese yen	JPY 100.96	$589,390
Thai baht/U.S. dollar	THB 30.90	186,298
Philippine peso/U.S. dollar	PHP 42.63	88,753
U.S. dollar/Euro	EUR 1.41	66,732
Chilean peso/U.S. dollar	CLP 501.21	19,624
Derivatives not designated as hedging instruments:
Foreign currency hedges (buy/sell):
South African rand/Euro	ZAR 11.45	2,871
British pound sterling /U.S. dollar	GBP 1.55	2,157
South African rand/U.S. dollar	ZAR 8.42	900
South African rand/ British pound sterling	ZAR 13.17	809
Bunker fuel hedges	$562	28,000
	(per metric ton)	(metric tons	)

The following table presents the derivative assets (liabilities) at fair value for derivatives designated as cash flow hedging investments:

	Balance Sheet Classification	December 31, 2011	January 1, 2011
		(In thousands)
Assets:
Foreign currency exchange contracts	Receivables, net	$5,427	$16,961

		5,427	16,961
Liabilities:
Foreign currency exchange contracts	Accrued liabilities	(70,730)	(31,061)
	Other long-term liabilities	(123,304)	—

		(194,034)	(31,061)

Total derivatives designated as cash flow hedging instruments		$(188,607)	$(14,100)

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The following table presents the derivative assets (liabilities) at fair value for derivatives not designated as cash flow hedging investments:

	Balance Sheet Classification	December 31, 2011	January 1, 2011
		(In thousands)
Assets:
Foreign currency exchange contracts	Receivables, net	$205	$908
Cross currency swap	Receivables, net	—	1,584
Bunker fuel hedges	Receivables, net	1,563	1,587

		1,768	4,079
Liabilities:
Cross currency swap	Accrued liabilities	—	(130,380)
Interest rate swap	Accrued liabilities	—	(11,310)

		—	(141,690)

Total derivatives not designated as hedging instruments		$1,768	$(137,611)

Settlement of the foreign currency hedges will occur during 2012 through 2014 and settlement of the bunker fuel hedges will occur during 2012.

The effect of the interest rate swap and foreign currency hedges designated as cash flow hedging instruments on accumulated other comprehensive income (loss) and on the consolidated statements of operations for the years ended December 31, 2011 and January 1, 2011 were as follows:

	Gains (Losses) Recognized in AOCI During Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
	(In thousands)
Interest rate swap	$—	$680	$(3,593)
Foreign currency hedges(1)	(48,533)	(13,416)	—

	Classification in Statement of Operations	Gains (Losses) Reclassified Into Income During Year Ended			Gains (Losses) Recognized in Income due to Hedge Ineffectiveness or amounts Excluded from Effectiveness Testing During Year Ended
		December 31, 2011	January 1, 2011	January 2, 2010	December 31, 2011	January 1, 2011	January 2, 2010
		(In thousands)
Interest rate swap	Interest expense	$(6,644)	$(13,802)	$(11,597)	$—	$—	$—
Foreign currency hedges(1)	Cost of products sold	(24,826)	4,365	—	65	3,507	—
	Other income (expense), net	—	—	—	6,343	—	—

(1)	Amounts related to the long-term Japanese yen hedges have been included in this line item.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Unrealized gains and losses on the interest rate swap were recorded through AOCI through the de-designation date. Amounts included in AOCI as of the de-designation date were being amortized into interest expense as the quarterly payments are made through maturity of the interest rate swap in June 2011. Unrecognized losses of $16.7 million related to the foreign currency hedges are expected to be realized into earnings in the next twelve months.

Net gains (losses) on derivatives not designated as hedging instruments, or prior to being designated as derivative instruments for the years ended December 31, 2011, January 1, 2011 and January 2, 2010 were as follows:

	Classification in Statement of Operations	December 31, 2011	January 1, 2011	January 2, 2010
		(In thousands)
Foreign currency exchange contracts	Cost of products sold	$(1,146)	$829	$6,699
Bunker fuel contracts	Cost of products sold	4,648	1,356	4,430
Foreign currency exchange contracts	Other income (expense), net	2	—	—
Cross currency swap	Other income (expense), net	(1,902)	(58,776)	(11,669)
Long-term Japanese yen hedges	Other income (expense), net	(26,723)	—	—
Interest rate swap	Interest expense	(16)	(174)	—

Total		$(25,137)	$(56,765)	$(540)

Note 17 — Fair Value Measurements

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The following table provides a summary of the assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
	December 31, 2011	January 1, 2011
	(In thousands)
Assets:
Foreign currency exchange contracts	$5,632	$17,869
Bunker fuel contracts	1,563	1,587

	$7,195	$19,456

Liabilities:
Foreign currency exchange contracts	$(194,034)	$(31,061)
Interest rate swap	—	(11,310)
Cross currency swap, net	—	(128,796)

	$(194,034)	$(171,167)

For Dole, the assets and liabilities that are required to be recorded at fair value on a recurring basis are the derivative instruments. The fair values of Dole’s derivative instruments are determined using Level 2 inputs, which are defined as “significant other observable inputs.” The fair values of the foreign currency exchange contracts, bunker fuel contracts, interest rate swap and cross currency swap were estimated using internal discounted cash flow calculations based upon forward foreign currency exchange rates, bunker fuel futures, interest-rate yield curves or quotes obtained from brokers for contracts with similar terms less any credit valuation adjustments. Dole recorded a credit valuation adjustment at December 31, 2011 which reduced the derivative liability balances. The credit valuation adjustment was $10.5 million at December 31, 2011. The net change in the credit valuation adjustment resulted in an unrealized gain of $8.1 million during the year ended December 31, 2011, which was recorded as other income (expense). The credit valuation adjustment was $0.5 million at January 1, 2011 which reduced the derivative liability balances. In addition a $1.9 million unrealized gain was recorded in AOCI. The net change in the credit valuation adjustment resulted in an unrealized loss of $1.8 million during the year ended January 1, 2011. Of this loss, $0.5 million was recorded as interest expense and $1.3 million was recorded as other income (expense), net.

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

During 2011 and 2010, respectively, $6.2 million and $4.8 million of assets were written down to their estimated fair value of $0 based on level 3 inputs.

The goodwill and indefinite-lived intangible asset impairment analysis were performed by Dole during 2011 using a combination of discounted cash flow models and market multiples. The discounted cash flow models used estimates and assumptions including pricing and volume data, anticipated growth rates, profitability levels,

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

tax rates and discount rates. The fair value of the goodwill and indefinite-lived intangible asset are highly sensitive to differences between estimates and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets.

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

Fair Value of Retirement Plan Assets

Dole estimates the fair value of its retirement plan assets based on current quoted market prices. In instances where quoted market prices are not readily available, the fair value of the investments is estimated by the trustee. The carrying value and estimated fair values of Dole’s retirement plan assets are summarized below:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2011
	(In thousands)
Cash and cash equivalents	$508	$—	$—	$508
Corporate debt instruments	—	3,462	—	3,462
Common stock	973	—	—	973
Interest in registered investment companies	27,106	—	—	27,106
Common collective trusts	—	87,678	1,439	89,117
Interests in limited partnerships	—	—	365	365
Interest in 103-12 investment companies	—	50,740	7,351	58,091
Unallocated annuity contracts	—	—	11,149	11,149
Preferred stock and other	—	800	—	800

Total	$28,587	$142,680	$20,304	$191,571

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	January 1, 2011
	(In thousands)
Cash and cash equivalents	$421	$—	$—	$421
U.S. government securities	9,856	11,925	—	21,781
Foreign government/state/municipal securities	—	608	—	608
Corporate debt instruments	—	16,887	—	16,887
Common stock	905	—	—	905
Interest in registered investment companies	38,983	—	—	38,983
Common collective trusts	—	99,378	1,652	101,030
Interests in limited partnerships	—	—	4	4
Interest in 103-12 investment companies	—	—	14,534	14,534
Unallocated annuity contracts	—	—	10,762	10,762
Preferred stock and other	—	642	—	642
Due to (from) broker for investments, net	(147)	(6,485)	—	(6,632)

Total	$50,018	$122,955	$26,952	$199,925

The table below sets forth a summary of changes in the fair value of the plan’s Level 3 assets for the year ended December 31, 2011:

	Fair Value Measurements Using significant Unobservable Inputs (Level 3)
	Common Collective Trusts	Interest in Limited Trusts	Unallocated Annuity Contracts	Interest in 103-12 Investment Companies	Total
	(In thousands)
Beginning balance — January 2, 2010	$1,849	$28	$10,420	$11,666	$23,963
Net realized and unrealized gains/(losses)	19	10	(3)	2,982	3,008
Net purchases, issuances and settlements	(216)	(34)	345	(114)	(19)
Net transfer in or (out) of Level 3	—	—	—	—	—

Beginning balance — January 1, 2011	1,652	4	10,762	14,534	26,952
Net realized and unrealized gains/(losses)	171	—	—	(1,866)	(1,695)
Net purchases, issuances and settlements	(384)	—	387	(5,317)	(5,314)
Net transfer in or (out) of Level 3	—	361	—	—	361

Ending balance — December 31, 2011	$1,439	$365	$11,149	$7,351	$20,304

Note 18 — Contingencies

Dole is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to Dole’s operations. At December 31, 2011, guarantees of $2.5 million consisted primarily of amounts advanced under third-party bank agreements to independent growers that supply Dole with product. In addition, Dole had restricted cash on deposit at December 31, 2011 of $5.5 million securing the indebtedness of several fruit suppliers. Dole has not historically experienced any significant losses associated with these guarantees.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Dole issues letters of credit and bank guarantees through its ABL revolver and, in addition, separately through major banking institutions. Dole also provides bonds issued by insurance companies. These letters of credit, bank guarantees and insurance company bonds are required by certain regulatory authorities, suppliers and other operating agreements. As of December 31, 2011, total letters of credit, bank guarantees and bonds outstanding under these arrangements were $187 million.

Dole also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. Dole guaranteed $165.9 million of its subsidiaries’ obligations to their suppliers and other third parties as of December 31, 2011.

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

Currently there are 230 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP or seeking enforcement of Nicaragua judgments. In addition, there are 20 labor cases pending in Costa Rica under that country’s national insurance program.

On October 3, 2011, Dole signed a definitive settlement agreement with the plaintiff group represented by the Provost & Umphrey Law Firm, L.L.P., which with full implementation will bring to an end all of their DBCP lawsuits and judgments. Of the 230 lawsuits pending worldwide, the settlement includes four lawsuits in the United States (a petition to the U.S. Supreme Court for a writ of certiorari was recently denied in one Provost

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

judgment enforcement action; the plaintiffs holding the underlying judgment are included in the settlement) and 33 lawsuits in Nicaragua, which includes any and all Nicaragua judgments and plaintiff claims associated with Provost & Umphrey. The 33 Nicaragua cases represent approximately $9 billion in claimed damages and, in seven of those cases, judgments totaling $907.5 million. The effectiveness of the settlement is contingent upon the satisfaction of a number of conditions including various court approvals and signed releases from the plaintiff group. There is no assurance that the settlement effectiveness conditions will be satisfied. This settlement is consistent with the position Dole has taken in the past, that it is willing to seek reasonable resolution of pending DBCP litigation. The settlement, if it becomes effective, will not have a material effect on Dole’s financial position, results of operations or cash flows.

Of the 193 lawsuits not included in the Provost & Umphrey settlement, 16 are currently pending in various jurisdictions in the United States. One case in Los Angeles Superior Court, the last remaining lawsuit brought in the United States by Nicaraguan plaintiffs, was dismissed after the Court found that the plaintiffs and their representatives engaged in blatant fraud, witness tampering and active manipulation. On March 11, 2011, the Court issued a final Statement of Decision, followed on March 31, 2011 by a Judgment, that vacates the prior judgment and dismisses all plaintiffs’ claims with prejudice. Plaintiffs filed a notice of appeal of that judgment on May 6, 2011, and briefing is expected to be completed in the third quarter of 2012.

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

In Nicaragua, 196 cases are currently filed (of which 34 are active) in various courts throughout the country (163 cases not counting lawsuits included in the Provost & Umphrey settlement), all but three of which were brought pursuant to Law 364 (including one new case that was served on November 21, 2011), an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional. Thirty-two cases have resulted in judgments in Nicaragua (25 cases not counting lawsuits included in the Provost & Umphrey settlement): $489.4 million (nine cases consolidated with 465 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; $64.8 million (one case with 85 claimants) on June 15, 2004; $27.7 million (one case with 36 claimants) on March 17, 2005; $46.4 million (one case with 62 claimants) on August 20, 2005; $38.4 million (one case with 192 claimants) on November 14, 2007; and $357.7 million (eight cases with 417 claimants) on January 12, 2009, which Dole learned of unofficially. Except for the latest one, Dole has appealed all judgments. Dole will appeal the $357.7 million judgment once it has been served. The two judgments that resulted from seven of the cases filed by Provost & Umphrey, the $809 million judgment dated December 1, 2006 (six cases consolidated with 1,248 claimants) and the $98.5 million judgment dated August 8, 2005 (one case with 150 claimants), are included in the settlement.

In all but one of the active cases where the proceeding has reached the appropriate stage, Dole has sought to have the cases returned to the United States. In all of the cases where Dole’s request to return the case to the United States has been ruled upon, the courts have denied Dole’s request and Dole has appealed those decisions.

On November 10, 2009, the United States District Court for the Southern District of Florida issued final judgment in favor of Dole denying recognition and enforcement of the $98.5 million Nicaragua judgment against

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Dole and another U.S. company. On March 10, 2010, Plaintiffs filed an appeal before the United States Court of Appeals for the Eleventh Circuit. On March 25, 2011, the Eleventh Circuit affirmed the district court’s judgment, agreeing that “the Nicaraguan judgment is not due recognition and enforcement.” On April 14, 2011, Plaintiffs filed a Petition for Rehearing En Banc before the 11th Circuit, which was denied by the Court on June 28, 2011. On September 26, 2011, plaintiffs filed a petition for writ of certiorari with the U.S. Supreme Court, which was denied on January 9, 2012. This enforcement action is included in the Provost & Umphrey settlement.

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

Dole received the Decision on October 21, 2008 and appealed the Decision to the European General Court in Luxembourg on December 24, 2008. Oral argument on the appeal was held on January 25, 2012.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

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

Former Shell Site:    Shell Oil Company and Dole were sued in several cases filed in Los Angeles Superior Court, beginning in 2009, alleging property damage and personal injury by persons claiming to be current or former residents in the area of a housing development built in the 1960s by a predecessor of what is now a Dole subsidiary, on land that had been owned and used by Shell as a crude oil storage facility for 40 years prior to the housing development. On April 20, 2011, the Court dismissed the case with prejudice, including all claims against Dole. On August 11, 2011, the Court overturned its dismissal in response to plaintiffs’ motion for reconsideration and permitted the filing of a second amended complaint by plaintiffs. The defendants filed motions to dismiss plaintiffs’ second amended complaint, which have been denied, except that Shell’s motions were granted to dismiss certain property damage claims and certain claims based on the allegation that Shell had engaged in ultrahazardous activity. The California Regional Water Quality Control Board is supervising the cleanup on the former Shell site. On March 11, 2011, the Water Board issued a Cleanup and Abatement Order naming Shell as the Discharger and a Responsible Party, and ordering Shell to assess, monitor, and cleanup and abate the effects of contaminants discharged to soil and groundwater at the site. On April 22, 2011, the Water Board sent Dole a letter requiring Dole to supply information concerning ownership, development and activities of the former Shell site, which Dole did on September 15, 2011.

2010 Arbitration Settlement:    During the third quarter of 2010, Dole, as plaintiff, settled a dispute for $30 million that was the subject of an arbitration proceeding. The dispute involved faulty manufactured containers sold to Dole. The settlement payment was received by Dole during the third quarter of 2010. In connection with the settlement, Dole recorded a $2.7 million non-cash impairment charge related to obsolete containers during the third quarter of 2010. As a result, Dole included $27.3 million as gain on legal settlements during 2010.

2010 Supplier Settlement:    During the fourth quarter of 2010, Dole and a fresh vegetables supplier settled a dispute. Pursuant to the settlement, the supplier paid Dole $5.3 million, which was included as gain on legal settlements during 2010.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 19 — Related Party Transactions

David H. Murdock, Dole’s Chairman, owns, inter alia, Castle, a transportation equipment leasing company, a private dining club and a hotel. During the years ended December 31, 2011, January 1, 2011, and January 2, 2010, Dole paid Mr. Murdock’s companies an aggregate of approximately $8.7 million, $9 million and $9.8 million, respectively, primarily for the rental of truck chassis, generator sets and warehousing services. Castle purchased approximately $0.5 million, $0.6 million and $0.5 million of products from Dole during the years ended December 31, 2011, January 1, 2011, and January 2, 2010, respectively.

During the fourth quarter of 2008, Dole and North Carolina State University executed a twenty-year sublease agreement pursuant to which Dole’s research center occupies eleven thousand gross square feet of office and laboratory in Kannapolis, North Carolina. Castle is the owner of the property. The rent expense paid to North Carolina State University was $0.7 million, $0.6 million and $0.7 million for the years ended December 31, 2011, January 1, 2011, and January 2, 2010, respectively.

Dole and Castle are responsible for 68% and 32%, respectively, of all obligations under an aircraft lease arrangement. Prior to fiscal 2009, each party was responsible for the direct costs associated with its use of this aircraft, and all other indirect costs were shared proportionately. Effective at the beginning of fiscal 2009, the indirect costs are shared based upon each party’s actual percentage of usage for the year. During the years ended December 31, 2011, January 1, 2011, and January 2, 2010, Dole’s share of the direct and indirect costs for this aircraft was $2.1 million, $2.3 million and $2.2 million, respectively.

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

Dole retained risk for commercial property losses sustained by Dole and Castle totaling $3 million in the aggregate and $3 million per occurrence, above which Dole had coverage provided through third-party insurance carriers. The arrangement provided for premiums to be paid to Dole by Castle in exchange for Dole’s retained risk. Dole received approximately $0.3 million from Castle during the year ended January, 2, 2010. Dole ceased providing this coverage to Castle as of October 31, 2009.

Dole had a number of other transactions with Castle and other entities owned by Mr. Murdock, generally on an arms-length basis, none of which, individually or in the aggregate, were material. At December 31, 2011 and January 1, 2011, Dole had due from Castle outstanding net accounts receivable of $0.4 million and $0.1 million, respectively. At January 2, 2010, Dole had due from Castle outstanding net accounts receivable of less than $0.1 million and a note receivable of $9.8 million. During 2010, Dole collected $5.7 million which represented its share of the note receivable. The remaining $4.1 million note receivable was ultimately disbursed during 2010 as a non-cash distribution.

During the first quarter of 2007, Dole and Castle executed a lease agreement pursuant to which Dole’s fresh vegetables operations occupy an office building in Monterey, California, which was owned by Castle. In August 2009, the lease was amended whereby the lease term was extended from May 2021 to May 2024. Dole received $0.3 million from Castle as consideration for the lease extension. In September 2009, Castle sold the office building to a third party. Rent expense paid to Castle for the year ended January 2, 2010 totaled $0.9 million.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 20 — Shareholders’ Equity

Dole’s authorized share capital as of December 31, 2011 consisted of 310 million shares, of which 300 million were designated as $0.001 par value common stock, and 10 million were designated as $0.001 par value preferred stock. Of the 300 million common shares authorized, 89 million shares were issued and outstanding (included in this balance are 1,192,567 restricted stock awards which are outstanding but pending vesting) at December 31, 2011. Of the 10 million preferred shares authorized, there were no shares issued and outstanding at December 31, 2011.

Dividends

In 2009, Dole declared and paid a dividend of $15 million to its former parent, Holdings. Dole did not declare or pay a dividend during the years ended December 31, 2011 and January 1, 2011. Dole’s ability to declare and pay future dividends is subject to limitations contained in its senior secured credit facilities and bond indentures. At present, under such limitations, Dole could not declare or pay dividends exceeding $25 million in the aggregate.

Initial Public Offering

During October, 2009, Dole sold 35,715,000 common shares in an initial public offering at $12.50 per share and received net proceeds of $415 million. Dole used the net proceeds to pay down indebtedness. Immediately prior to the IPO closing, Dole completed certain merger and transfer transactions, and as a result, Holdings was merged into Dole. In the merger, each share of the 1,000 shares of common stock previously held by Holdings were converted into 51,710 shares of Dole common stock, and all outstanding common stock immediately prior to the merger were cancelled. Dole’s chairman, David H. Murdock, and his affiliates beneficially own 51,710,000 common shares, or approximately 58.1% of Dole’s outstanding common shares. The transfer transactions, among other things, included a transfer of land (and taxes related to the transfer) to an affiliated entity of Mr. Murdock of $6 million and the deemed assumption of $85 million of the Hotel Loan. Furthermore, as a result of the merger, the net operating loss carryforwards of Holdings incurred prior to the merger became available to Dole and have been recorded as net deferred tax assets. The net deferred tax assets, net of valuation allowances of $33.8 million were recorded as a capital contribution.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 21 — Earnings Per Share

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
	(In thousands, except per share amounts)
Income (loss) from continuing operations	$41,655	$(33,752)	$85,086
Income (loss) from discontinued operations	(201)	629	1,639
Gain on disposal of discontinued operations	339	2,957	1,308
Less: Net income attributable to noncontrolling interests	(3,434)	(3,958)	(3,948)

Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$38,359	$(34,124)	$84,085

Weighted average common shares outstanding — Basic(1)	87,619	87,451	58,775
Diluted effects of stock incentive plan	462	—	—

Weighted average common shares outstanding — Diluted	88,081	87,451	58,775

Earnings Per Share — Basic:
Income (loss) from continuing operations	$0.48	$(0.39)	$1.45
Income from discontinued operations	—	0.01	0.03
Gain on disposal of discontinued operations	—	0.03	0.02
Less: Net income attributable to noncontrolling interests	(0.04)	(0.04)	(0.07)

Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$0.44	$(0.39)	$1.43

Earnings Per Share — Diluted:
Income (loss) from continuing operations	$0.47	$(0.39)	$1.45
Income from discontinued operations	—	0.01	0.03
Gain on disposal of discontinued operations	—	0.03	0.02
Less: Net income attributable to noncontrolling interests	(0.03)	(0.04)	(0.07)

Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$0.44	$(0.39)	$1.43

(1)	Basic weighted average common shares outstanding reflect the effect of the 51,710:1 share conversion related to the restructuring transactions in connection with the IPO (Refer to Note 3 – Initial Public Offering for further information).

Anti-dilutive shares of 109 thousand have been excluded from the calculation of diluted weighted average shares outstanding for the year ended January 1, 2011. Additionally, for the year ended January 2, 2010 all stock options and restricted shares had an antidilutive effect on earnings per share, and as such were excluded.

Note 22 — Share-Based Compensation

In connection with the October 2009 IPO, the 2009 Stock Incentive Plan (“2009 Plan”) was approved by Dole’s Board of Directors and stockholder, in which 6 million shares of Dole common stock have been authorized for issuance. The 2009 Plan provides for issuance of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards and restricted stock units, any of which may be performance-based, and for incentive bonuses, which may be paid in cash or stock or a combination of both, to

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

eligible employees, officers, non-employee directors and persons who have been retained to provide consulting, advisory or other services to Dole or any of its subsidiaries. The non-qualified stock options were time-based and expire 10 years from the grant date, three months after employee termination, or one year after the date of an employees’ retirement or death, if earlier. In addition, the stock options vest over a three year period, with shares becoming exercisable in equal annual installments of 33.3 percent. The restricted stock awards and restricted stock units are time-based and either vest at the end of a one-year period, vest over a three-year period in equal annual installments of 33.3 percent, or vest at the end of the three-year period. As of December 31, 2011, Dole had 162,233 shares of common stock available for future issuance of awards under the 2009 Plan. The shares of common stock to be issued under the 2009 Plan are made available from authorized and unissued Dole common stock.

Total share-based compensation expense recognized in the consolidated statements of operations was as follows:

	2011	2010	2009
	(In thousands)
Cost of products sold	$129	$41	$76
Selling, marketing and general administrative expenses	9,014	6,601	849

Total share-based compensation	9,143	6,642	925
Estimated income tax benefit included in provision for income taxes	(2,954)	—	(274)

Total share-based compensation, net of estimated income tax benefits	$6,189	$6,642	$651

Stock Options

A summary of stock option activity for fiscal 2011 was as follows:

	Shares Under Option (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2011	2,518	$11.27	9.30 years	$5,642
Granted	1,365	$9.04
Exercised	(27)	$12.50
Cancelled	(137)	$11.96

Outstanding at December 31, 2011	3,719	$10.41	8.90 years	$0

Expected to vest in the future at December 31, 2011	2,418	$9.81	9.27 years	$0

Exercisable at December 31, 2011	1,203	$11.66	8.15 years	$0

The unrecognized compensation expense calculated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of December 31, 2011 was approximately $9.9 million and is expected to be recognized over a weighted average period of 1.57 years.

Dole estimates the fair value of share-based payments using the Black-Scholes-Merton option-pricing model, which was developed for use in determining the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including expected term, expected volatility, dividend yield, and

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

risk free rate. Changes in the input assumptions can materially affect the fair value estimates and ultimately how much Dole recognizes as share-based compensation expense. The weighted average fair value per share of stock options granted during 2011, 2010 and 2009 were $4.02, $4.33 and $5.67, respectively, as estimated at the date of grant. The weighted average input assumptions used and resulting fair values were as follows:

	2011	2010	2009
Expected life (in years)	6	6	6
Risk-free interest rate	1.2%	1.9%	3.0%
Expected volatility	45.7%	44.2%	42.7%
Dividend yield	—	—	—

Restricted Stock Awards

A summary of restricted stock activity for fiscal 2011 was as follows:

	Shares (In thousands)	Weighted Average Grant Date Fair value	Weighted Average Remaining Contractual Life
Unvested at January 1, 2011	1,038	$11.45	2.05 years
Granted	357	$9.11
Vested	(162)	$11.97
Cancelled	(40)	$11.89

Unvested at December 31, 2011	1,193	$10.66	1.76 years

Expected to vest in the future at December 31, 2011	1,133	$10.66	1.76 years

The fair value of Dole’s restricted stock awards were estimated at the date of the grant. The grant date fair value is the stock price on the date of grant. The unrecognized compensation expense calculated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of December 31, 2011 was approximately $7.5 million and is expected to be recognized over a weighted average period of 1.92 years. The total fair value of the restricted stock awards vested during 2011 and 2010 was $1.9 million.

Restricted Stock Units

A summary of restricted stock unit activity for fiscal 2011 was as follows:

	Shares (In thousands)	Weighted Average Grant Date Fair value	Weighted Average Remaining Contractual Life
Unvested at January 1, 2011	98	$10.73	2.52 years
Granted	86	$9.14
Vested	—	—
Cancelled	(4)	$11.12

Unvested at December 31, 2011	180	$9.96	2.17 years

Expected to vest in the future at December 31, 2011	171	$9.96	2.17 years

The fair value of Dole’s restricted stock units were estimated at the date of the grant. The grant date fair value is the stock price on the date of grant. The unrecognized compensation expense calculated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of December 31, 2011 was approximately $1.2 million and is expected to be recognized over a weighted average period of 2.37 years.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Performance Shares

A summary of performance shares activity for fiscal 2011 was as follows:

	Shares (In thousands)	Weighted Average Grant Date Fair value	Weighted Average Remaining Contractual Life
Unvested at January 1, 2011	—	—	—
Granted	183	$14.45
Vested	—	—
Cancelled	—	—

Unvested at December 31, 2011	183	$14.45	2 years

Expected to vest in the future at December 31, 2011	175	$14.45	2 years

The fair value of Dole’s performance shares were estimated at the date of the grant. Each quarter Dole assesses the probability of vesting for the performance shares which is used to derive the compensation expense, and makes changes as needed. The grant date fair value is the stock price on the date of grant. The unrecognized compensation expense calculated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of December 31, 2011 was approximately $0.9 million and is expected to be recognized over a weighted average period of 2 years.

The performance shares granted during 2011 represent performance shares given to employees during 2010 for which the performance metric was finalized during February 2011.

In addition, during fiscal 2011, the Corporate Compensation and Benefits Committee of the Board of Directors awarded 228,251 performance shares to employees for which a measurement date had not been established as of December 31, 2011. During February 2012, the Corporate Compensation and Benefits Committee finalized the performance metric (net debt reduction, as defined), thereby establishing a grant date for accounting purposes. Under the terms of the performance share agreement, award recipients can receive up to 200% of the shares granted dependent upon achievement of the performance metric.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The summarized financial information presented below represents the combined accounts (at 100 percent) of Dole’s equity method investees:

Summarized Statement of Operations information for fiscal year	2011	2010	2009
	(In thousands)
Revenues, net	$1,650,199	$1,183,877	$1,157,173
Gross margin	241,997	424,397	484,460
Operating income	36,594	35,095	48,497
Net income	12,431	19,444	28,956

Summarized Balance Sheet information	December 31, 2011	January 1, 2011
	(In thousands)
Current assets	$535,212	$441,281
Noncurrent assets	342,714	242,142

Total assets	877,926	683,423
Current liabilities	407,384	217,726
Noncurrent liabilities	218,176	230,955

Total liabilities	625,560	448,681
Shareholders’ equity	237,879	223,526
Equity attributable to noncontrolling interests	14,487	11,216

Total equity	252,366	234,742
Dole’s total equity method investments	96,867	87,343

During the year ended December 31, 2011, purchases from Dole’s equity method investees were approximately $203 million, and sales to Dole’s equity method investees were approximately $77 million. In addition, Dole incurred approximately $21 million in costs during 2011 related to operating service agreements with certain equity method investees.

During the fourth quarter of 2011, Dole signed a definitive agreement to invest $6 million for a 30% ownership in Healthy Foods, LLC (“Healthy Foods”). Healthy Foods produces the yonanas® frozen treat maker.

Note 24 — Acquisitions

On October 11, 2011, Dole completed the acquisition of 100% of the capital stock of SunnyRidge in accordance with the agreement, dated October 11, 2011. SunnyRidge is a grower and distributor of fresh berries to the wholesale and food service markets in North America. In addition to its own berry farms, SunnyRidge packages and distributes blueberries, blackberries, raspberries and strawberries for various independent growers located in North America and South America.

Pursuant to the terms of the agreement, Dole purchased SunnyRidge for total consideration of $91.3 million, plus an earn-out payable in 2015 that will be between $0 and $15 million. The earn-out will be recognized as compensation expense when it becomes probable and estimable. The earn-out will be contingent upon attaining EBITDA targets for certain SunnyRidge farming businesses during the years 2012 through 2014, as well as the satisfaction of certain management employment contingencies. Dole paid the consideration, less certain escrowed amounts, primarily from cash on hand, some of which was attributable to Dole’s third quarter 2011 refinancing transactions.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The following table provides pro forma statements of operations for the years ended December 31, 2011 and January 1, 2011 as if SunnyRidge had been acquired as of the beginning of 2010. The unaudited pro forma results reflect certain adjustments such as the fair values of the assets acquired and liabilities assumed from SunnyRidge, additional depreciation and amortization resulting from the fair value adjustments, tax adjustments, and the additional interest costs on the acquisition debt. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of SunnyRidge or recognition of compensation expense relating to the earn-out. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor is it indicative of the future operating results of the combined company.

	December 31, 2011	January 1, 2011
	(In thousands)
Revenues, net	$7,284,217	$6,955,580
Income (loss) from continuing operations	45,853	(31,400)
Net income (loss) attributable to shareholders of Dole Food Company, Inc.	42,470	(31,690)
Earnings per share — Basic and Diluted:
Income (loss) from continuing operations, net of income taxes	$0.52	$(0.36)
Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$0.48	$(0.36)

SunnyRidge contributed revenues of $9 million from October 11 through December 31, 2011. Net income for this period was not significant.

Under the acquisition method of accounting, the total purchase price was allocated to SunnyRidge’s net tangible and intangible assets acquired and liabilities assumed based on their fair values as of October 11, 2011, the acquisition date. The excess of purchase consideration over the net tangible and intangible assets is reflected as goodwill. Based on the fair values of assets acquired and liabilities assumed from SunnyRidge, the acquisition resulted in the recognition of approximately $12.3 million in goodwill.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The following table summarizes the fair value of the assets acquired and liabilities assumed from SunnyRidge on October 11, 2011.

Assets Acquired and Liabilities Assumed

At October 11, 2011
(In thousands)
Purchase Price	$91,315

Fair value of assets acquired:
Current assets	$25,342
Property, plant and equipment	28,395
Intangible assets:
Customer relationships	21,000
Trade name	6,700
In-process research and development	4,900
Non-compete agreements	2,900
Other assets	90

Total assets acquired	$89,327

Fair value of liabilities and noncontrolling interests assumed:
Current liabilities	$5,186
Long-term debt	2,052
Other long-term liabilities	1,960
Equity attributable to noncontrolling interests	1,116

Total liabilities and noncontrolling interests assumed	$10,314

Goodwill	$12,302

In addition, during the first quarter of 2012, Dole acquired Mrs. May’s Naturals, Inc., a company committed to providing consumers with wholesome snacks for a healthier lifestyle. The acquisition provides a platform for growth of all-natural offerings in the health and nutrition food category which is a part of our packaged foods segment. The purchase price was approximately $15 million.

Note 25 — Guarantor Financial Information

Dole’s 100% owned domestic subsidiaries (“Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, Dole’s obligations under the indentures related to the 2013 Debentures, the 2014 Notes and the 2016 Notes. Each Guarantee is subordinated in right of payment to the Guarantors’ existing and future senior debt, including obligations under the senior secured credit facilities, and will rank pari passu with all senior subordinated indebtedness of the applicable Guarantor.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The following are consolidating statements of operations of Dole for the years ended December 31, 2011, January 1, 2011 and January 2, 2010; consolidating balance sheets as of December 31, 2011 and January 1, 2011 and consolidating statements of cash flows for the years ended December 31, 2011, January 1, 2011 and January 2, 2010.

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2011

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
Revenues, net	$90,711	$3,165,970	$5,464,454	$(1,497,299)	$7,223,836
Cost of products sold	(74,522)	(2,811,777)	(5,034,543)	1,482,157	(6,438,685)

Gross margin	16,189	354,193	429,911	(15,142)	785,151
Selling, marketing and general and administrative expenses	(60,056)	(238,630)	(251,588)	15,142	(535,132)
Charges for restructuring and long-term receivables	—	—	(24,916)	—	(24,916)
Gain on asset sales	4,541	—	—	—	4,541

Operating income (loss)	(39,326)	115,563	153,407	—	229,644
Equity in subsidiary income	135,584	53,928	—	(189,512)	—
Other income (expense), net	(18,058)	277	(31,452)	—	(49,233)
Interest income	804	523	3,338	—	4,665
Interest expense	(96,932)	(143)	(45,355)	—	(142,430)

Income (loss) from continuing operations before income taxes and equity earnings	(17,928)	170,148	79,938	(189,512)	42,646
Income taxes	56,441	(35,176)	(27,786)	—	(6,521)
Earnings (loss) from equity method investments	(154)	117	5,567	—	5,530

Income from continuing operations, net of income taxes	38,359	135,089	57,719	(189,512)	41,655
Income from discontinued operations, net of income taxes	—	—	(201)	—	(201)
Gain on disposal of discontinued operations, net of income taxes	—	—	339	—	339

Net income	38,359	135,089	57,857	(189,512)	41,793
Less: Net income attributable to noncontrolling interests	—	—	(3,434)	—	(3,434)

Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$38,359	$135,089	$54,423	$(189,512)	$38,359

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONSOLIDATING BALANCE SHEET

As of December 31, 2011

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
ASSETS
Cash and cash equivalents	$13,558	$1,813	$106,977	$—	$122,348
Restricted cash and deposits	—	—	6,230	—	6,230
Receivables, net of allowances	106,855	122,450	455,789	—	685,094
Inventories	8,970	309,391	511,156	—	829,517
Prepaid expenses and other assets	6,647	8,934	49,750	—	65,331
Deferred income tax assets	—	21,442	9,257	(4,515)	26,184
Assets held-for-sale	13,370	3,813	58,458	—	75,641

Total current assets	149,400	467,843	1,197,617	(4,515)	1,810,345
Investments	2,485,133	1,834,271	100,629	(4,320,564)	99,469
Actively marketed land	74,814	—	—	—	74,814
Property, plant and equipment, net	135,050	268,548	507,131	—	910,729
Goodwill	—	131,818	285,044	—	416,862
Intangible assets, net	689,615	7,331	35,067	—	732,013
Other assets, net	67,299	12,982	149,658	(4,100)	225,839

Total assets	$3,601,311	$2,722,793	$2,275,146	$(4,329,179)	$4,270,071

LIABILITIES AND EQUITY
Accounts payable	$10,428	$140,638	$300,983	$—	$452,049
Liabilities related to assets held-for-sale	—	—	49,117	—	49,117
Accrued liabilities	68,906	166,166	305,407	—	540,479
Current portion of long-term debt, net	(1,060)	711	11,105	—	10,756
Notes payable	—	—	27,969	—	27,969

Total current liabilities	78,274	307,515	694,581	—	1,080,370
Intercompany payables (receivables)	1,260,604	(88,549)	(1,167,540)	(4,515)	—
Long-term debt, net	1,014,113	2,608	624,391	—	1,641,112
Deferred income tax liabilities	154,011	—	31,766	(4,100)	181,677
Other long-term liabilities	301,805	22,885	223,801	—	548,491
Equity attributable to shareholders of Dole Food Company, Inc.	792,504	2,478,334	1,842,230	(4,320,564)	792,504
Equity attributable to noncontrolling interests	—	—	25,917	—	25,917

Total equity	792,504	2,478,334	1,868,147	(4,320,564)	818,421

Total liabilities and equity	$3,601,311	$2,722,793	$2,275,146	$(4,329,179)	$4,270,071

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2011

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
OPERATING ACTIVITIES
Intercompany dividend income	$35,000	$35,000	$—	$(70,000)	$—
Operating activities	(137,309)	107,108	35,326	—	5,125

Cash flow provided by (used in) operating activities	(102,309)	142,108	35,326	(70,000)	5,125

INVESTING ACTIVITIES
Cash received from sales of assets and businesses, net of cash disposed	10,469	915	30,338	—	41,722
Business acquisitions, net of cash acquired	—	(77,887)	(1,147)	—	(79,034)
Cash received from sales of investments, net of cash disposed	—	—	1,051	—	1,051
Capital expenditures	(513)	(33,068)	(48,606)	—	(82,187)
Restricted cash	—	—	44,878	—	44,878
Investments in non-consolidated subsidiaries	(6,000)	—	(2,038)	—	(8,038)
Other	(1,127)	—	—	—	(1,127)

Cash flow provided by (used in) investing activities	2,829	(110,040)	24,476	—	(82,735)

FINANCING ACTIVITIES
Short-term debt borrowings	535	2,321	31	—	2,887
Short-term debt repayments	—	—	(10,128)	—	(10,128)
Long-term debt borrowings	756,138	—	581,340	—	1,337,478
Long-term debt repayments	(666,508)	(290)	(604,171)	—	(1,270,969)
Payment of debt issuance costs	(6,281)	—	(6,726)	—	(13,007)
Premium on early retirement of notes	(10,238)	—	—	—	(10,238)
Net proceeds from stock option exercises	312	—	—	—	312
Dividends paid to noncontrolling interests	—	—	(2,935)	—	(2,935)
Intercompany dividends	—	(35,000)	(35,000)	70,000	—
Settlement on long-term Japanese yen hedge forwards	—	—	(3,910)	—	(3,910)

Cash flow provided by (used in) financing activities	73,958	(32,969)	(81,499)	70,000	29,490

Effect of foreign currency exchange rate changes on cash	—	—	321	—	321

Decrease in cash and cash equivalents	(25,522)	(901)	(21,376)	—	(47,799)

Cash and cash equivalents at beginning of period	39,080	2,714	128,353	—	170,147

Cash and cash equivalents at end of period	$13,558	$1,813	$106,977	$—	$122,348

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended January 1, 2011

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
OPERATING ACTIVITIES
Cash flow provided by operating activities	$37,446	$42,098	$68,095	$—	$147,639

INVESTING ACTIVITIES
Cash received from sales of assets and businesses, net of cash disposed	1,960	112	43,819	—	45,891
Capital expenditures	(923)	(33,899)	(52,580)	—	(87,402)
Restricted cash and deposits	—	—	(27,818)	—	(27,818)
Other	(135)	—	(453)	—	(588)

Cash flow provided by (used in) investing activities	902	(33,787)	(37,032)	—	(69,917)

FINANCING ACTIVITIES
Short-term debt borrowings	—	—	57,535	—	57,535
Short-term debt repayments	(871)	(7,433)	(68,037)	—	(76,341)
Long-term debt borrowings	329,100	—	594,270	—	923,370
Long-term debt repayments	(337,306)	(282)	(576,385)	—	(913,973)
Payment of debt issuance costs	(10,100)	—	(6,900)	—	(17,000)
Payment of initial public offering costs	(1,004)	—	—	—	(1,004)
Dividends paid to noncontrolling interests	—	—	(1,958)	—	(1,958)

Cash flow used in financing activities	(20,181)	(7,715)	(1,475)	—	(29,371)

Effect of foreign currency exchange rate changes on cash	—	—	2,126	—	2,126

Increase in cash and cash equivalents	18,167	596	31,714	—	50,477
Cash and cash equivalents at beginning of period	20,913	2,118	96,639	—	119,670

Cash and cash equivalents at end of period	$39,080	$2,714	$128,353	$—	$170,147

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended January 2, 2010

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
OPERATING ACTIVITIES
Intercompany dividend income	$102,000	$102,000	$—	$(204,000)	$—
Operating activities	140,321	(43,462)	174,651	11,442	282,952

Cash flow provided by operating activities	242,321	58,538	174,651	(192,558)	282,952

INVESTING ACTIVITIES
Cash received from sales of assets and businesses, net of cash disposed	1,093	46,559	111,912	—	159,564
Capital expenditures	(2,027)	(15,457)	(33,728)	—	(51,212)
Restricted deposits	—	—	(23,290)	—	(23,290)
Other	(101)	—	(556)	—	(657)

Cash flow provided by (used in) investing activities	(1,035)	31,102	54,338	—	84,405

FINANCING ACTIVITIES
Short-term debt borrowings	892	14,771	22,255	—	37,918
Short-term debt repayments	—	—	(33,621)	—	(33,621)
Long-term debt borrowings	1,293,109	—	1,603	—	1,294,712
Long-term debt repayments	(1,809,752)	(293)	(96,538)	—	(1,906,583)
Payment of debt issuance costs	(20,103)	—	(5,306)	—	(25,409)
Long-term debt repayment costs in connection with the initial public offering	(18,028)	—	—	—	(18,028)
Proceeds from initial public offering, net	416,698	—	—	—	416,698
Repayment of assumed Hotel and Wellness Center debt	(85,000)	—	—	—	(85,000)
Dividends paid to parent	(15,000)	—	—	—	(15,000)
Intercompany dividends	—	(102,000)	(102,000)	204,000	—
Dividends paid to noncontrolling interests	—	—	(6,382)	—	(6,382)

Cash flow used in financing activities	(237,184)	(87,522)	(219,989)	204,000	(340,695)

Effect of foreign currency exchange rate changes on cash	—	—	2,179	—	2,179

Increase in cash and cash equivalents	4,102	2,118	11,179	11,442	28,841
Cash and cash equivalents at beginning of period	16,811	—	85,460	(11,442)	90,829

Cash and cash equivalents at end of period	$20,913	$2,118	$96,639	$—	$119,670

II.	Supplementary Data

Quarterly Financial Information (Unaudited)

The following table presents summarized quarterly results:

	Quarter Ended
2011	March 26, 2011	June 18, 2011	October 8, 2011	December 31, 2011
	(In thousands, except per share data)
Revenues, net	$1,686,104	$1,915,725	$2,086,032	$1,535,975
Gross margin	206,761	258,206	175,718	144,466
Income (loss) from continuing operations, net of income taxes	1,843	82,665	(46,961)	4,108
Income (loss) from discontinued operations, net of income taxes	202	29	(43)	(389)
Gain on disposal of discontinued operations, net of income taxes	—	339	—	—
Net income (loss)	2,045	83,033	(47,004)	3,719
Less: Net (income) loss attributable to noncontrolling interests	(1,005)	(1,267)	(1,634)	472
Net income (loss) attributable to shareholders of Dole Food Company, Inc.	1,040	81,766	(48,638)	4,191
Basic and diluted earnings per share attributable to shareholders of Dole Food Company, Inc.	$0.01	$0.93	$(0.56)	$0.05

	Quarter Ended
2010	March 27, 2010	June 19, 2010	October 9, 2010	January 1, 2011
	(In thousands, except per share data)
Revenues, net	$1,605,874	$1,741,522	$1,988,571	$1,556,647
Gross margin	172,207	200,800	199,486	117,257
Income (loss) from continuing operations, net of income taxes	22,415	33,145	(53,174)	(36,138)
Income from discontinued operations, net of income taxes	347	327	202	(247)
Gain on disposal of discontinued operations, net of income taxes	—	—	4,143	(1,186)
Net income (loss)	22,762	33,472	(48,829)	(37,571)
Less: Net income attributable to noncontrolling interests	(609)	(1,151)	(1,547)	(651)
Net income (loss) attributable to shareholders of Dole Food Company, Inc.	22,153	32,321	(50,376)	(38,222)
Basic and diluted earnings per share attributable to shareholders of Dole Food Company, Inc.	$0.25	$0.37	$(0.58)	$(0.44)

Item 9. Changes	in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls	and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2011 (the end of our fiscal year) and concluded, based on this evaluation, that our disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the last fiscal (leaving aside those changes occasioned by our acquisition of SunnyRidge during such quarter) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Annual Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for Dole. Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 (the end of our fiscal year), based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

During the year ended December 31, 2011 Dole acquired SunnyRidge. In connection with this acquisition, we have updated our internal control over financial reporting as necessary, to accommodate modifications to our business processes and accounting procedures. In accordance with the Exchange Act, management has elected to exclude SunnyRidge from its 2011 assessment of and report on internal control over financial reporting. SunnyRidge accounted for 2.5% and 0% of total and net assets, respectively, as of December 31, 2011 and 0% and 0% of revenues and net income, respectively, for the year then ended.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report in Item 8 of this report on Form 10-K.

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

Information concerning Executive Compensation, including Corporate Compensation and Benefits Committee Report, will be included in the Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference in response to this item.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters will be included in the Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference in response to this item.

Item 13. Certain	Relationships and Related Transactions, and Director Independence

Information concerning Certain Relationships and Related Transactions, and Director Independence will be included in the Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference in response to this item.

Item 14. Principal	Accountant Fees and Services

Information as to Principal Accountant Fees and Services will be included in the Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference in response to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements: The following consolidated financial statements are included herein in Item 8 above.
			Form 10-K Page
		Audited Financial Statements for the Years Ended December 31, 2011, January 2, 2010 and January 3, 2009	52
	2.	Financial Statement Schedule Valuation and Qualifying Accounts	140
	3.	Exhibits:

Exhibits

Exhibit Number	Title
3.1(a)	Amended and Restated Certificate of Incorporation of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.1 to Dole’s Current Report on Form 8-K filed with the Commission on October 29, 2009)

3.1(b)†	Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of January 12, 1988. Articles of Amendment to the Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke Arizona, Inc. Articles of Amendment to the Articles of Incorporation of Castle & Cooke Arizona, Inc., dated as of December 21, 1995, changed the company’s name to Calazo Corporation.

3.1(c)†	Articles of Incorporation of AG 1970, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1970, Inc., dated as of December 13, 1989

3.1(d)†	Articles of Incorporation of AG 1971, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1971, Inc., dated as of December 13, 1989

3.1(e)†	Articles of Incorporation of AG 1972, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1972, Inc., dated as of December 13, 1989

3.1(f)†	Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of February 10, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of March 18, 1996, changed the company’s name to Alyssum Corporation

3.1(g)†	Articles of Incorporation of Barclay Hollander Curci, Inc., dated as of February 28, 1969. Certificate of Amendment of Articles of Incorporation, dated as of February 1975, changed the company’s name to Barclay Hollander Corporation. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of November 26, 1980. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of June 11, 1990

3.1(h)†	Articles of Incorporation of Grandma Mac’s Orchard, dated as of August 27, 1976. Certificate of Amendment of Articles of Incorporation of Grandma Mac’s Orchard, dated as of January 6, 1988, changed the company’s name to Sun Giant, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant, Inc., dated as of March 4, 1988, changed the company’s name to Dole Bakersfield, Inc. Certificate of Amendment of Articles of Incorporation of Dole Bakersfield, Inc., dated as of June 11, 1990. Agreement of Merger of Bud Antle, Inc. and Dole Bakersfield, Inc., dated as of December 18, 2000, changed the company’s name to Bud Antle, Inc.

Exhibit Number	Title
3.1(i)†	Articles of Incorporation of Lake Anderson Corporation, dated as of June 26, 1964. Certificate of Amendment of Articles of Incorporation, dated as of November 12, 1971. Certificate of Amendment of Articles of Incorporation, dated as of August 28, 1972, changed the company’s name to Oceanic California Inc. Certificate of Amendment of Articles of Incorporation, dated as of July 14, 1977. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of June 17, 1981. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke California, Inc. Certificate of Amendment of Articles of Incorporation of Castle & Cooke California, Inc., dated as of December 21, 1995, changed the company’s name to Calicahomes, Inc.

3.1(j)†	Articles of Incorporation of California Polaris, Inc., dated as of April 6, 1979

3.1(k)†	Articles of Incorporation of Dole ABPIK, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole ABPIK, Inc., dated as of December 13, 1989

3.1(l)†	Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of June 8, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of March 18, 1996, changed the company’s name to Dole Arizona Dried Fruit and Nut Company

3.1(m)†	Articles of Incorporation of CCJM, Inc., dated as of December 11, 1989. Certificate of Amendment of Articles of Incorporation of CCJM, Inc., dated as of September 9, 1991, changed the company’s name to Dole Carrot Company

3.1(n)†	Articles of Incorporation of Miracle Fruit Company, dated as of September 12, 1979. Certificate of Amendment of Articles of Incorporation of Miracle Fruit Company, dated as of October 1, 1979, changed the company’s name to Blue Goose Growers, Inc. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of June 11, 1990. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of February 15, 1991, changed the company’s name to Dole Citrus

3.1(o)†	Articles of Incorporation of Dole DF&N, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole DF&N, Inc., dated as of December 13, 1989

3.1(p)†	General Partnership Agreement of Dole Dried Fruit and Nut Company, a California general partnership, dated as of October 15, 1995

3.1(q)†	Articles of Incorporation of Canfield Farming Company, dated as of July 17, 1963. Certificate of Amendment of Articles of Incorporation of Canfield Farming Company, dated as of March 15, 1971, changed the company’s name to Tenneco Farming Company. Certificate of Amendment of Articles of Incorporation of Tenneco Farming Company, dated as of January 6, 1988, changed the company’s name to Sun Giant Farming, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant Farming, Inc., dated as of April 25, 1988, changed the company’s name to Dole Farming, Inc. Certificate of Amendment of Articles of Incorporation of Dole Farming, Inc., dated as of June 11, 1990

3.1(r)†	Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of July 14, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of
Castle & Cooke Fresh Vegetables, Inc., dated as of January 2, 1990, changed the company’s name to Dole Fresh Vegetables, Inc.

3.1(s)†	Restated Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of October 15, 1986. Certificate of Amendment of Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of November 14, 1986. Certificate of Amendment of Articles of Incorporation, dated as of April 20, 1988, changed the company’s name to Dole Nut Company. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of January 28, 1998, changed the company’s name to Dole Orland, Inc.

Exhibit Number	Title
3.1(t)†	Articles of Incorporation of S & J Ranch, Inc., dated as of December 15, 1952. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of September 27, 2000, changed the company’s name to Dole Visage, Inc.

3.1(u)†	Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of November 25, 1975. Certificate of Amendment of Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of July 25, 1984, changed the company’s name to E.T. Wall Company. Certificate of Amendment of Articles of Incorporation of E.T. Wall Company, dated as of June 11, 1990

3.1(v)†	Articles of Incorporation of Earlibest Orange Association, Inc., dated as of November 7, 1963. Certificate of Amendment of Articles of Incorporation of Earlibest Orange Association, Inc., dated as of December 13, 1989

3.1(w)†	Articles of Incorporation of The Citrus Company, dated as of February 1, 1984. Certificate of Amendment of Articles of Incorporation of The Citrus Company, dated as of February 16, 1984, changed the company’s name to Fallbrook Citrus Company, Inc. Certificate of Amendment of Articles of Incorporation, dated as of March 15, 1994. Certificate of Amendment of Articles of Incorporation of Fallbrook Citrus Company, Inc., dated as of June 11, 1990

3.1(x)†	Articles of Incorporation of Lindero Headquarters Company, Inc., dated as of February 12, 1998

3.1(y)†	Articles of Incorporation of Lindero Property, Inc., dated as of October 10, 1991

3.1(z)†	Articles of Incorporation of Oceanview Produce Company, dated as of June 15, 1989. Certificate of Amendment of Articles of Incorporation of Oceanview Produce Company, dated as of August 7, 1989

3.1(aa)†	Articles of Incorporation of Prairie Vista, Inc., dated as of November 23, 1953

3.1(ab)†	Articles of Incorporation of Kingsize Packing Co., dated as of February 5, 1990. Certificate of Amendment of Articles of Incorporation of Kingsize Packing Co., dated as of March 30, 1990, changed the company’s name to Royal Packing Co.

3.1(ac)†	Articles of Incorporation of Trojan Transport Co., dated as of August 31, 1955. Certificate of Amendment of Articles of Incorporation of Trojan Transport Co., dated as of July 31, 1956, changed the company’s name to Trojan Transportation and Warehouse Co. Certificate of Amendment of Articles of Incorporation of Trojan Transportation Co., dated as of January 24, 1961, changed the company’s name to Veltman Terminal Co.

3.1(ad)†	Certificate of Incorporation of Bananera Antillana (Columbia), Inc., dated as of November 16, 1977

3.1(ae)†	Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990. Certificate of Amendment of Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990

3.1(af)†	Certificate of Incorporation of Tenneco Sudan, Inc., dated as of June 8, 1977. Certificate of Amendment of Certificate of Incorporation of Tenneco Sudan, Inc., dated as of December 10, 1986, changed the company’s name to Tenneco Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Tenneco Realty Development Holding Corporation, dated as of April 21, 1988, changed the company’s name to Oceanic California Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Oceanic California Realty Development Holding Corporation, dated as of November 16, 1990, changed the company’s name to Castle & Cooke Bakersfield Holdings, Inc. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Bakersfield Holdings, Inc., dated as of March 18, 1996, changed the company’s name to Delphinium Corporation

Exhibit Number	Title
3.1(ag)†	Certificate of Incorporation of Standard Banana Company, dated as of March 21, 1955. Certificate of Amendment of Certificate of Incorporation of Standard Banana Company, dated as of January 8, 1971, changed the company’s name to Standard Fruit Sales Company. Certificate of Amendment of Certificate of Incorporation of Standard Fruit Sales Company, dated as of June 6, 1973, changed the company’s name to Castle & Cooke Food Sales Company. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Food Sales Company, dated as of September 25, 1984, changed the company’s name to Dole Europe Company. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988

3.1(ah)†	Certificate of Incorporation of Castle Aviation, Inc., dated as of June 25, 1987. Certificate of Amendment of Certificate of Incorporation of Castle Aviation, Inc., dated as of April 10, 1992, changed the company’s name to Dole Foods Flight Operations, Inc.

3.1(aj)†	Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of November 7, 1927. Certificate of Ownership and Merger in Wenatchee-Beebe Orchard Company, dated as of June 23, 1943. Certificate of Amendment of Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of April 20, 1983, changed the company’s name to Beebe Orchard Company. Certificate of Merger of Wells and Wade Fruit Company and Beebe Orchard Company, dated as of March 23, 2001, changed the company’s name to Dole Northwest, Inc.

3.1(ak)†	Certificate of Incorporation of Dole Sunburst Express, Inc. Certificate of Amendment of Certificate of Incorporation of Dole Sunburst Express, Inc., dated as of July 21, 1996, changed the company’s name to Dole Sunfresh Express, Inc.

3.1(al)†	Certificate of Incorporation of Standard Fruit and Steamship Company, dated as of January 2, 1968

3.1(am)†	Certificate of Incorporation of Standard Fruit Company, dated as of March 14, 1955. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988

3.1(an)†	Certificate of Incorporation of Produce America, Inc., dated as of June 24, 1982. Certificate of Amendment of Certificate of Incorporation Before Payment of Capital of Produce America, Inc., dated as of October 29, 1982, changed the company’s name to CCFV, Inc. Certificate of Amendment of Certificate of Incorporation of CCFV, Inc., dated as of September 29, 1983, changed the company’s name to Sun Country Produce, Inc.

3.1(ao)†	Certificate of Incorporation of West Foods, Inc., dated as of March 9, 1973

3.1(ap)†	Certificate of Incorporation of Cool Advantage, Inc., dated as of December 14, 1998

3.1(aq)†	Articles of Incorporation of Cool Care Consulting, Inc., dated as of September 16, 1986. Articles of Amendment of Cool Care Consulting, Inc., dated as of April 4, 1996, changed the company’s name to Cool Care, Inc.

3.1(as)†	Articles of Incorporation of Saw Grass Transport, Inc., dated as of June 24, 1999

3.1(at)†	Articles of Incorporation of Castle & Cooke Development Corporation, dated as of June 8, 1992. Articles of Amendment to Change Corporate Name, dated as of March 1, 1993, changed the company’s name to Castle & Cooke Communities, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Blue Anthurium, Inc.

3.1(au)†	Articles of Incorporation of Dole Acquisition Corporation, dated as of October 13, 1994. Articles of Amendment to Change Corporate Name, dated as of January 10, 1995, changed the company’s name to Castle & Cooke Homes, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Cerulean, Inc.

Exhibit Number	Title
3.1(av)†	Articles of Incorporation of Castle & Cooke Land Company, Inc., dated as of March 8, 1990. Articles of Amendment to Change Corporate Name, dated as of May 7, 1997, changed the company’s name to Dole Diversified, Inc.

3.1(aw)†	Articles of Association of Kohala Sugar Company, dated as of February 3, 1863. Articles of Amendment to Change Corporate Name, dated as of May 1, 1989, changed the company’s name to Dole Land Company, Inc.

3.1(ax)†	Articles of Incorporation of Dole Packaged Foods Corporation, dated as of April 4, 1990

3.1(ay)†	Articles of Association of Oceanic Properties, Inc., dated as of May 19, 1961. Articles of Amendment to Change Corporate Name, dated as of October 23, 1990, changed the company’s name to Castle & Cooke Properties, Inc. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to La Petite d’Agen, Inc.

3.1(az)†	Articles of Incorporation of Lanai Holdings, Inc., dated as of May 4, 1990. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of January 22, 1996, changed the company’s name to Malaga Company, Inc.

3.1(ba)†	Articles of Incorporation of M K Development, Inc., dated as of February 26, 1988. Articles of Amendment, dated as of November 26, 1990

3.1(bb)†	Articles of Incorporation of Mililani Town, Inc., dated as of December 29, 1966. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, December 24, 1990, changed the company’s name to Castle & Cooke Residential, Inc. Articles of Amendment to Change Corporate Name, dated as of October 21, 1993, changed the company’s name to Castle & Cooke Homes Hawaii, Inc. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Muscat, Inc.

3.1(bc)†	Articles of Incorporation of Oahu Transport Company, Limited, dated as of April 15, 1947. Articles of Amendment, dated as of July 24, 1987. Articles of Amendment, dated as of May 1997

3.1(bd)†	Articles of Incorporation of Wahiawa Water Company, Inc., dated as of June 24, 1975

3.1(be)†	Articles of Incorporation of Waialua Sugar Company, Inc., dated as of January 12, 1968. Certificate of Amendment, dated as of January 24, 1986

3.1(bf)†	Certificate of Incorporation of Lanai Company, Inc., dated as of June 15, 1970. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Zante Currant, Inc.

3.1(bg)†	Articles of Incorporation of Diversified Imports Co., dated as of December 1, 1987

3.1(bh)†	Articles of Incorporation of Dole Assets, Inc., dated as of September 9, 1997

3.1(bi)†	Articles of Incorporation of Dole Fresh Fruit Company, dated as of September 12, 1985

3.1(bj)†	Articles of Incorporation of Castle & Cooke Fresh Fruit, Inc., dated as of October 27, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Fruit Company, dated as of May 9, 1997, changed the company’s name to Dole Holdings Inc.

3.1(bk)†	Articles of Incorporation of Dole Logistics Services, Inc., dated as of February 4, 1993

3.1(bl)†	Articles of Incorporation of Dole Ocean Cargo Express, Inc., dated as of July 8, 1999

3.1(bm)†	Articles of Incorporation of Dole Ocean Liner Express, Inc., dated as of June 3, 1993

3.1(bn)†	Articles of Incorporation of Renaissance Capital Corporation, dated as of July 28, 1995

Exhibit Number	Title
3.1(bo)†	Certificate of Incorporation of Sun Giant, Inc., dated as of December 8, 1987

3.1(bp)†	Certificate of Incorporation of Miradero Fishing Company, Inc., dated as of August 9, 1971

3.1(bq)†	Articles of Incorporation of DNW Services Company, dated as of June 4, 1998

3.1(br)†	Articles of Incorporation of Pacific Coast Truck Company, dated as of June 27, 1995

3.1(bs)†	Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of July 28, 1959. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of May 26, 1972. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of August 30, 1973. Amendment to Articles of Incorporation, dated as of June 25, 1976

3.1(bt)	Articles of Organization-Conversion of Dole Packaged Foods, LLC, dated as of December 30, 2005 (incorporated by reference to Exhibit 3.1(bt) to Dole’s Annual Report on Form 10-K for the year ended December 30, 2006)

3.2(a)	Amended and Restated Bylaws of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.2 to Dole’s Current Report on Form 8-K filed with the Commission on October 29, 2009)

3.2(b)†	Form of By-Laws of the Additional Registrants

3.2(c)	Limited Liability Agreement of Dole Packaged Foods, LLC, dated as of December 30, 2005 (incorporated by reference to Exhibit 3.2(c) to Dole’s Annual Report on Form 10-K for the year ended December 30, 2006)

4.1	Indenture, dated as of July 15, 1993, between Dole and Chase Manhattan Bank and Trust Company (formerly Chemical Trust Company of California) (incorporated by reference to Exhibit 4.1 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009
(File No. 333-161345))

4.2	Form of First Supplemental Indenture, dated as of April 30, 2002, between Dole and
J.P. Morgan Trust Company, National Association, to the Indenture dated as of July 15, 1993, pursuant to which $400 million of Dole’s senior notes due 2009 were issued (incorporated by reference to Exhibit 4.2 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))

4.3	Officers’ Certificate, dated August 3, 1993, pursuant to which $175 million of Dole’s debentures due 2013 were issued (incorporated by reference to Exhibit 4.3 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))

4.4	Second Supplemental Indenture, dated as of March 28, 2003, between Dole and Wells Fargo Bank, National Association (successor trustee to J.P. Morgan Trust Company), to the Indenture dated as of July 15, 1993 (incorporated by reference to Exhibit 4.4 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))

4.5	Agreement of Removal, Appointment and Acceptance, dated as of March 28, 2003, by and among Dole, J.P. Morgan Trust Company, National Association, successor in interest to Chemical Trust Company of California, as Prior Trustee, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.5 to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (File No. 333-106493))

4.6	Third Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.6 to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (File No. 333-106493))

4.7	First Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.8 to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (File No. 333-106493))

Exhibit Number	Title
4.8	Form of Dole Food Company, Inc. Master Retirement Savings Trust Agreement, dated as of February 1, 1999, between Dole and The Northern Trust Company (incorporated by reference to Exhibit 4.13 to Amendment No. 1 to Dole’s Registration Statement on Form S-1 filed with the Commission on September 18, 2009 (File No. 333-161345))

4.9	Indenture, dated as of March 18, 2009, among Dole Food Company, Inc., the guarantors signatory thereto and U.S. Bank National Association, as trustee, pursuant to which $349,903,000 of Dole’s 13.875% senior secured notes due 2014 were issued (incorporated by reference to Exhibit 4.15 to Dole’s Current Report on Form 8-K filed with the Commission on March 24, 2009)

4.10	Form of Global Note for Dole’s 13.875% senior secured notes due 2014 (included as Exhibit A to Exhibit Number 4.9 hereto)

4.11	Form of Guarantee for Dole’s 13.875% senior secured notes due 2014 (included as Exhibit D to Exhibit 4.9 hereto)

4.12	Registration Rights Agreement, dated as of March 18, 2009, among Dole Food Company, Inc. and the guarantors named therein, as issuers, and Deutsche Bank Securities, Inc., Banc of America Securities LLC, Scotia Capital (USA) Inc., Rabo Securities USA, Inc. and Goldman, Sachs & Co., as initial purchasers (incorporated by reference to Exhibit 4.17 to Dole’s Current Report on Form 8-K filed with the Commission on March 24, 2009)

4.13	Form of Stock Certificate (incorporated by reference to Exhibit 4.18 to Amendment No. 6 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 22, 2009 (File No. 333-161345))

4.14	Indenture, dated as of September 25, 2009, among Dole Food Company, Inc., the guarantors signatory thereto and Deutsche Bank Trust Company Americas, as trustee, pursuant to which $315,000,000 of Dole’s 8% senior secured notes due 2016 were issued (incorporated by reference to Exhibit 99.1 to Dole’s Current Report on Form 8-K filed with the Commission on September 30, 2009)

4.15	Form of Global Note for Dole’s 8% senior secured notes due 2016 (included as Exhibit A to Exhibit 14.14 hereto)

4.16	Form of Guarantee for Dole’s 8% senior secured notes due 2016 (included as Exhibit D to Exhibit 14.14 hereto)

4.17	Registration Rights Agreement, dated as of September 25, 2009, among Dole Food Company, Inc. and the guarantors named therein, as issuers, and Deutsche Bank Securities, Inc., Banc of Americas Securities LLC, Wells Fargo Securities, LLC, Scotia Capital (USA) Inc. and Goldman, Sachs & Co., as initial purchasers (incorporated by reference to Exhibit 99.3 to Dole’s Current Report on
Form 8-K filed with the Commission on September 30, 2009)

10.1	Credit Agreement, dated as of March 28, 2003, amended and restated as of April 18, 2005, further amended and restated as of April 12, 2006, as amended March 18, 2009, as further amended on October 26, 2009, as further amended on March 2, 2010 and as further amended on July 8, 2011, among Dole Food Company, Inc., a Delaware corporation, Solvest, Ltd., a company organized under the laws of Bermuda, the Lenders from time to time party thereto, Deutsche Bank AG New York Branch, as Administrative Agent, Banc of America Securities, N.A. and Wells Fargo Bank, N.A., as Syndication Agents, JPMorgan Chase Bank N.A., The Bank of Nova Scotia and Coöperatieve Centrale Raiffeisen - Boerenleenbank B.A., “Rabobank Nederland,” New York Branch , as Co-Documentation Agents, and Deutsche Bank Securities Inc. and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 10.1 to Dole’s Quarterly Report on Form 10-Q/A for the quarterly period ended October 8, 2011 filed with the Commission on February 24, 2012)

Exhibit Number	Title
10.2	Credit Agreement, dated as of April 12, 2006, as amended on March 18, 2009, as further amended on October 26, 2009, as further amended on March 2, 2010 and as further amended on July 8, 2011, among Dole Food Company, Inc., a Delaware corporation, the Lenders party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, Bank of America, N.A. and Wells Fargo Capital Finance, LLC, as Co-Syndication Agents, JPMorgan Chase Bank N.A., The Bank of Nova Scotia, and U.S. Bank National Association, as Co-Documentation Agents, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Wells Fargo Capital Finance, LLC, as Joint Lead Arrangers and Deutsche Bank Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Book Running Managers (incorporated by reference to Exhibit 10.2 to Dole’s Quarterly Report on Form 10-Q/A for the quarterly period ended October 8, 2011 filed with the Commission on February 24, 2012)

10.3††#	Supplementary Executive Retirement Plan, Fifth Restatement, effective February 24, 2011

10.4††#	Excess Savings Plan, Restated, effective February 24, 2011

10.5††#	Supplementary Executive Retirement Plan Rabbi Trust Agreement, dated January 27, 2003, by and between Dole Food Company, Inc. and Mellon Bank, N.A.

10.6††#	Excess Savings Plan Rabbi Trust Agreement, dated December 4, 2002, by and between Dole Food Company, Inc. and Mellon Bank, N.A.

10.7††#	Amendment 2009-1, effective October 8, 2009, to Dole Food Company, Inc. Supplementary Executive Retirement Plan Rabbi Trust Agreement

10.8††#	Amendment 2009-1, effective October 8, 2009, to Dole Food Company, Inc. Excess Savings Plan Rabbi Trust Agreement

10.9††#	Amendment 2011-1, effective February 24, 2011, to Dole Food Company, Inc. Supplementary Executive Retirement Plan Rabbi Trust Agreement

10.10††#	Amendment 2011-1, effective February 24, 2011, to Dole Food Company, Inc. Excess Savings Plan Rabbi Trust Agreement

10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to Amendment No. 4 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 9, 2009 (File No. 333-161345))

10.12#	Form of Restricted Stock Agreement for Non-Employee Directors under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dole’s Current Report on Form 8-K, filed with the Commission on February 25, 2011)

10.13††#	Dole’s Non-Employee Directors Deferred Cash Compensation Plan, as amended and restated, effective February 24, 2011

10.14#	Severance Pay Plan for Employees of Dole Food Company, Inc. and Participating Divisions and Subsidiaries, dated December 30, 2008 (incorporated by reference to Exhibit 10.9 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))

10.15#	Amendment to Severance Pay Plan for Employees of Dole Food Company, Inc. and Participating Divisions and Subsidiaries, dated December 30, 2008 (incorporated by reference to Exhibit 10.10 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))

10.16#	Form of Change of Control Agreement with Messrs. C. Michael Carter and Joseph S. Tesoriero (incorporated by reference to Exhibit 10.11 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))

Exhibit Number	Title
10.17#	Form of Change of Control Agreement with Messrs. David H. Murdock and David A. DeLorenzo (incorporated by reference to Exhibit 10.16 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010)

10.18††#	Form of Tier I Change of Control Agreement to be used for new agreements entered into after February 24, 2011

10.19††#	Form of Tier II Change of Control Agreement to be used for new agreements entered into after February 24, 2011

10.20#	Form of Amendment No. 1 to Form of Change of Control Agreement filed as Exhibit 10.16 (incorporated by reference to Exhibit 10.3 to Dole’s Current Report on Form 8-K filed with the Commission on January 11, 2010)

10.21††#	Form of Amendment No. 2 to Form of Change of Control Agreements filed as Exhibits 10.16 and 10.17

10.22††#	Form of Amendment No. 3 to Form of Change of Control Agreements filed as Exhibits 10.16 and 10.17

10.23	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Dole’s Registration Statement on Form S-1 filed with the Commission on September 24, 2009 (File No. 333-161345))

10.24#	Dole Food Company, Inc. 2009 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.24 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended June 18, 2011)

10.25#	Form of Incentive Stock Option Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended October 10, 2009)

10.26#	2009 Form of Non-Qualified Stock Option Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Amendment No. 6 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 22, 2009 (File No. 333-161345))

10.27#	2009 Form of Restricted Stock Unit Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended October 10, 2009)

10.28#	2009 Form of Restricted Stock Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 6 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 22, 2009 (File No. 333-161345))

10.29#	Alternative Form of Restricted Stock Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010)

10.30#	Dole’s 2010 Management One-Year Incentive Plan (incorporated by reference to Exhibit 10.3 to Dole’s Current Report on Form 8-K filed with the Commission on March 3, 2010)

10.31#	2010 Form of Non-Qualified Stock Option Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Dole’s Current Report on Form 8-K filed with the Commission on December 3, 2010)

10.32#	2010 Form of Restricted Stock Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dole’s Current Report on Form 8-K filed with the Commission on December 3, 2010)

Exhibit Number	Title
10.33††#	2010 Form of Restricted Stock Unit Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan

10.34#	Dole Food Company, Inc. 2011 Self-Funded Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Dole’s Current Report on Form 8-K, filed with the Commission on November 18, 2011)

10.35#	Form of Performance Shares Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dole’s Current Report on Form 8-K, filed with the Commission on November 18, 2011)

10.36#	Dole Food Company, Inc. Sustained Profit Growth Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.21 to Amendment No. 4 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 9, 2009 (File No. 333-161345))

12*	Ratio of Earnings to Fixed Charges

21*	Subsidiaries of Dole Food Company, Inc.

23*	Consent of Deloitte & Touche LLP

31.1*	Certification by the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification by the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2**	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101**	The following financial information from Dole Food Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

†	Incorporated by reference to the correspondingly numbered exhibits to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (File No. 333-106493).

††	Incorporated by reference to the corresponding numbered exhibits to Dole’s Annual Report on Form 10-K, filed with the Commission on March 14, 2011 (File No. 333-106493)

*	Filed herewith.

**	Furnished herewith.

#	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLE FOOD COMPANY, INC. Registrant

By:	/s/ DAVID A. DELORENZO
David A. DeLorenzo
President and Chief Executive Officer

March 15, 2012

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

/S/ DAVID H. MURDOCK David H. Murdock	Chairman and Director	March 15, 2012

/S/ DAVID A. DELORENZO David A. DeLorenzo	President and Chief Executive Officer and Director	March 15, 2012

/S/ JOSEPH S. TESORIERO Joseph S. Tesoriero	Executive Vice President and Chief Financial Officer	March 15, 2012

/S/ YOON J. HUGH Yoon J. Hugh	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 15, 2012

/S/ ELAINE L. CHAO Elaine L. Chao	Director	March 15, 2012

/S/ ANDREW J. CONRAD Andrew J. Conrad	Director	March 15, 2012

/S/ SHERRY LANSING Sherry Lansing	Director	March 15, 2012

/S/ JUSTIN MURDOCK Justin Murdock	Director	March 15, 2012

/S/ DENNIS M. WEINBERG Dennis M. Weinberg	Director	March 15, 2012

DOLE FOOD COMPANY, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions	Deductions(A)	Charged to Other Accounts(B)	Balance at End of Period
	(In thousands)
Year Ended December 31, 2011
Allowance for doubtful accounts
Trade receivables	$20,184	$22,040	$(23,921)	$10	$18,313
Notes and other current receivables	16,349	5,369	(6,361)	(1,433)	13,924
Long-term notes and other receivables	39,608	2,381	(3,184)	1,363	40,168
Year Ended January 1, 2011
Allowance for doubtful accounts
Trade receivables	$35,501	$22,287	$(37,487)	$(117)	$20,184
Notes and other current receivables	15,879	5,634	(5,277)	113	16,349
Long-term notes and other receivables	21,213	21,584	(3,096)	(93)	39,608
Year Ended January 2, 2010
Allowance for doubtful accounts
Trade receivables	$28,918	$21,014	$(12,921)	$(1,510)	$35,501
Notes and other current receivables	12,439	3,818	(2,727)	2,349	15,879
Long-term notes and other receivables	20,188	5,723	(3,533)	(1,165)	21,213

Note:

(A)	Includes write-offs of uncollectible amounts

(B)	Includes purchase accounting and transfers among balance sheet accounts

Exhibit Index

Exhibit Number	Title
3.1(a)	Amended and Restated Certificate of Incorporation of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.1 to Dole’s Current Report on Form 8-K filed with the Commission on October 29, 2009)

3.1(b)†	Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of January 12, 1988. Articles of Amendment to the Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke Arizona, Inc. Articles of Amendment to the Articles of Incorporation of Castle & Cooke Arizona, Inc., dated as of December 21, 1995, changed the company’s name to Calazo Corporation.

3.1(c)†	Articles of Incorporation of AG 1970, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1970, Inc., dated as of December 13, 1989

3.1(d)†	Articles of Incorporation of AG 1971, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1971, Inc., dated as of December 13, 1989

3.1(e)†	Articles of Incorporation of AG 1972, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1972, Inc., dated as of December 13, 1989

3.1(f)†	Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of February 10, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of March 18, 1996, changed the company’s name to Alyssum Corporation

3.1(g)†	Articles of Incorporation of Barclay Hollander Curci, Inc., dated as of February 28, 1969. Certificate of Amendment of Articles of Incorporation, dated as of February 1975, changed the company’s name to Barclay Hollander Corporation. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of November 26, 1980. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of June 11, 1990

3.1(h)†	Articles of Incorporation of Grandma Mac’s Orchard, dated as of August 27, 1976. Certificate of Amendment of Articles of Incorporation of Grandma Mac’s Orchard, dated as of January 6, 1988, changed the company’s name to Sun Giant, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant, Inc., dated as of March 4, 1988, changed the company’s name to Dole Bakersfield, Inc. Certificate of Amendment of Articles of Incorporation of Dole Bakersfield, Inc., dated as of June 11, 1990. Agreement of Merger of Bud Antle, Inc. and Dole Bakersfield, Inc., dated as of December 18, 2000, changed the company’s name to Bud Antle, Inc.

3.1(i)†	Articles of Incorporation of Lake Anderson Corporation, dated as of June 26, 1964. Certificate of Amendment of Articles of Incorporation, dated as of November 12, 1971. Certificate of Amendment of Articles of Incorporation, dated as of August 28, 1972, changed the company’s name to Oceanic California Inc. Certificate of Amendment of Articles of Incorporation, dated as of July 14, 1977. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of June 17, 1981. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke California, Inc. Certificate of Amendment of Articles of Incorporation of Castle & Cooke California, Inc., dated as of December 21, 1995, changed the company’s name to Calicahomes, Inc.

3.1(j)†	Articles of Incorporation of California Polaris, Inc., dated as of April 6, 1979

3.1(k)†	Articles of Incorporation of Dole ABPIK, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole ABPIK, Inc., dated as of December 13, 1989

3.1(l)†	Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of June 8, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of March 18, 1996, changed the company’s name to Dole Arizona Dried Fruit and Nut Company

Exhibit Number	Title
3.1(m)†	Articles of Incorporation of CCJM, Inc., dated as of December 11, 1989. Certificate of Amendment of Articles of Incorporation of CCJM, Inc., dated as of September 9, 1991, changed the company’s name to Dole Carrot Company

3.1(n)†	Articles of Incorporation of Miracle Fruit Company, dated as of September 12, 1979. Certificate of Amendment of Articles of Incorporation of Miracle Fruit Company, dated as of October 1, 1979, changed the company’s name to Blue Goose Growers, Inc. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of June 11, 1990. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of February 15, 1991, changed the company’s name to Dole Citrus

3.1(o)†	Articles of Incorporation of Dole DF&N, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole DF&N, Inc., dated as of December 13, 1989

3.1(p)†	General Partnership Agreement of Dole Dried Fruit and Nut Company, a California general partnership, dated as of October 15, 1995

3.1(q)†	Articles of Incorporation of Canfield Farming Company, dated as of July 17, 1963. Certificate of Amendment of Articles of Incorporation of Canfield Farming Company, dated as of March 15, 1971, changed the company’s name to Tenneco Farming Company. Certificate of Amendment of Articles of Incorporation of Tenneco Farming Company, dated as of January 6, 1988, changed the company’s name to Sun Giant Farming, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant Farming, Inc., dated as of April 25, 1988, changed the company’s name to Dole Farming, Inc. Certificate of Amendment of Articles of Incorporation of Dole Farming, Inc., dated as of June 11, 1990

3.1(r)†	Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of July 14, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of January 2, 1990, changed the company’s name to Dole Fresh Vegetables, Inc.

3.1(s)†	Restated Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of October 15, 1986. Certificate of Amendment of Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of November 14, 1986. Certificate of Amendment of Articles of Incorporation, dated as of April 20, 1988, changed the company’s name to Dole Nut Company. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of January 28, 1998, changed the company’s name to Dole Orland, Inc.

3.1(t)†	Articles of Incorporation of S & J Ranch, Inc., dated as of December 15, 1952. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of September 27, 2000, changed the company’s name to Dole Visage, Inc.

3.1(u)†	Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of November 25, 1975. Certificate of Amendment of Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of July 25, 1984, changed the company’s name to E.T. Wall Company. Certificate of Amendment of Articles of Incorporation of E.T. Wall Company, dated as of June 11, 1990

3.1(v)†	Articles of Incorporation of Earlibest Orange Association, Inc., dated as of November 7, 1963. Certificate of Amendment of Articles of Incorporation of Earlibest Orange Association, Inc., dated as of December 13, 1989

3.1(w)†	Articles of Incorporation of The Citrus Company, dated as of February 1, 1984. Certificate of Amendment of Articles of Incorporation of The Citrus Company, dated as of February 16, 1984, changed the company’s name to Fallbrook Citrus Company, Inc. Certificate of Amendment of Articles of Incorporation, dated as of March 15, 1994. Certificate of Amendment of Articles of Incorporation of Fallbrook Citrus Company, Inc., dated as of June 11, 1990

Exhibit Number	Title
3.1(x)†	Articles of Incorporation of Lindero Headquarters Company, Inc., dated as of February 12, 1998

3.1(y)†	Articles of Incorporation of Lindero Property, Inc., dated as of October 10, 1991

3.1(z)†	Articles of Incorporation of Oceanview Produce Company, dated as of June 15, 1989. Certificate of Amendment of Articles of Incorporation of Oceanview Produce Company, dated as of August 7, 1989

3.1(aa)†	Articles of Incorporation of Prairie Vista, Inc., dated as of November 23, 1953

3.1(ab)†	Articles of Incorporation of Kingsize Packing Co., dated as of February 5, 1990. Certificate of Amendment of Articles of Incorporation of Kingsize Packing Co., dated as of March 30, 1990, changed the company’s name to Royal Packing Co.

3.1(ac)†	Articles of Incorporation of Trojan Transport Co., dated as of August 31, 1955. Certificate of Amendment of Articles of Incorporation of Trojan Transport Co., dated as of July 31, 1956, changed the company’s name to Trojan Transportation and Warehouse Co. Certificate of Amendment of Articles of Incorporation of Trojan Transportation Co., dated as of January 24, 1961, changed the company’s name to Veltman Terminal Co.

3.1(ad)†	Certificate of Incorporation of Bananera Antillana (Columbia), Inc., dated as of November 16, 1977

3.1(ae)†	Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990. Certificate of Amendment of Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990

3.1(af)†	Certificate of Incorporation of Tenneco Sudan, Inc., dated as of June 8, 1977. Certificate of Amendment of Certificate of Incorporation of Tenneco Sudan, Inc., dated as of December 10, 1986, changed the company’s name to Tenneco Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Tenneco Realty Development Holding Corporation, dated as of April 21, 1988, changed the company’s name to Oceanic California Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Oceanic California Realty Development Holding Corporation, dated as of November 16, 1990, changed the company’s name to Castle & Cooke Bakersfield Holdings, Inc. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Bakersfield Holdings, Inc., dated as of March 18, 1996, changed the company’s name to Delphinium Corporation

3.1(ag)†	Certificate of Incorporation of Standard Banana Company, dated as of March 21, 1955. Certificate of Amendment of Certificate of Incorporation of Standard Banana Company, dated as of January 8, 1971, changed the company’s name to Standard Fruit Sales Company. Certificate of Amendment of Certificate of Incorporation of Standard Fruit Sales Company, dated as of June 6, 1973, changed the company’s name to Castle & Cooke Food Sales Company. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Food Sales Company, dated as of September 25, 1984, changed the company’s name to Dole Europe Company. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988

3.1(ah)†	Certificate of Incorporation of Castle Aviation, Inc., dated as of June 25, 1987. Certificate of Amendment of Certificate of Incorporation of Castle Aviation, Inc., dated as of April 10, 1992, changed the company’s name to Dole Foods Flight Operations, Inc.

3.1(aj)†	Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of November 7, 1927. Certificate of Ownership and Merger in Wenatchee-Beebe Orchard Company, dated as of June 23, 1943. Certificate of Amendment of Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of April 20, 1983, changed the company’s name to Beebe Orchard Company. Certificate of Merger of Wells and Wade Fruit Company and Beebe Orchard Company, dated as of March 23, 2001, changed the company’s name to Dole Northwest, Inc.

Exhibit Number	Title
3.1(ak)†	Certificate of Incorporation of Dole Sunburst Express, Inc. Certificate of Amendment of Certificate of Incorporation of Dole Sunburst Express, Inc., dated as of July 21, 1996, changed the company’s name to Dole Sunfresh Express, Inc.

3.1(al)†	Certificate of Incorporation of Standard Fruit and Steamship Company, dated as of January 2, 1968

3.1(am)†	Certificate of Incorporation of Standard Fruit Company, dated as of March 14, 1955. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988

3.1(an)†	Certificate of Incorporation of Produce America, Inc., dated as of June 24, 1982. Certificate of Amendment of Certificate of Incorporation Before Payment of Capital of Produce America, Inc., dated as of October 29, 1982, changed the company’s name to CCFV, Inc. Certificate of Amendment of Certificate of Incorporation of CCFV, Inc., dated as of September 29, 1983, changed the company’s name to Sun Country Produce, Inc.

3.1(ao)†	Certificate of Incorporation of West Foods, Inc., dated as of March 9, 1973

3.1(ap)†	Certificate of Incorporation of Cool Advantage, Inc., dated as of December 14, 1998

3.1(aq)†	Articles of Incorporation of Cool Care Consulting, Inc., dated as of September 16, 1986. Articles of Amendment of Cool Care Consulting, Inc., dated as of April 4, 1996, changed the company’s name to Cool Care, Inc.

3.1(as)†	Articles of Incorporation of Saw Grass Transport, Inc., dated as of June 24, 1999

3.1(at)†	Articles of Incorporation of Castle & Cooke Development Corporation, dated as of June 8, 1992. Articles of Amendment to Change Corporate Name, dated as of March 1, 1993, changed the company’s name to Castle & Cooke Communities, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Blue Anthurium, Inc.

3.1(au)†	Articles of Incorporation of Dole Acquisition Corporation, dated as of October 13, 1994. Articles of Amendment to Change Corporate Name, dated as of January 10, 1995, changed the company’s name to Castle & Cooke Homes, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Cerulean, Inc.

3.1(av)†	Articles of Incorporation of Castle & Cooke Land Company, Inc., dated as of March 8, 1990. Articles of Amendment to Change Corporate Name, dated as of May 7, 1997, changed the company’s name to Dole Diversified, Inc.

3.1(aw)†	Articles of Association of Kohala Sugar Company, dated as of February 3, 1863. Articles of Amendment to Change Corporate Name, dated as of May 1, 1989, changed the company’s name to Dole Land Company, Inc.

3.1(ax)†	Articles of Incorporation of Dole Packaged Foods Corporation, dated as of April 4, 1990

3.1(ay)†	Articles of Association of Oceanic Properties, Inc., dated as of May 19, 1961. Articles of Amendment to Change Corporate Name, dated as of October 23, 1990, changed the company’s name to Castle & Cooke Properties, Inc. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to La Petite d’Agen, Inc.

3.1(az)†	Articles of Incorporation of Lanai Holdings, Inc., dated as of May 4, 1990. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of January 22, 1996, changed the company’s name to Malaga Company, Inc.

3.1(ba)†	Articles of Incorporation of M K Development, Inc., dated as of February 26, 1988. Articles of Amendment, dated as of November 26, 1990

Exhibit Number	Title
3.1(bb)†	Articles of Incorporation of Mililani Town, Inc., dated as of December 29, 1966. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, December 24, 1990, changed the company’s name to Castle & Cooke Residential, Inc. Articles of Amendment to Change Corporate Name, dated as of October 21, 1993, changed the company’s name to Castle & Cooke Homes Hawaii, Inc. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Muscat, Inc.

3.1(bc)†	Articles of Incorporation of Oahu Transport Company, Limited, dated as of April 15, 1947. Articles of Amendment, dated as of July 24, 1987. Articles of Amendment, dated as of May 1997

3.1(bd)†	Articles of Incorporation of Wahiawa Water Company, Inc., dated as of June 24, 1975

3.1(be)†	Articles of Incorporation of Waialua Sugar Company, Inc., dated as of January 12, 1968. Certificate of Amendment, dated as of January 24, 1986

3.1(bf)†	Certificate of Incorporation of Lanai Company, Inc., dated as of June 15, 1970. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Zante Currant, Inc.

3.1(bg)†	Articles of Incorporation of Diversified Imports Co., dated as of December 1, 1987

3.1(bh)†	Articles of Incorporation of Dole Assets, Inc., dated as of September 9, 1997

3.1(bi)†	Articles of Incorporation of Dole Fresh Fruit Company, dated as of September 12, 1985

3.1(bj)†	Articles of Incorporation of Castle & Cooke Fresh Fruit, Inc., dated as of October 27, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Fruit Company, dated as of May 9, 1997, changed the company’s name to Dole Holdings Inc.

3.1(bk)†	Articles of Incorporation of Dole Logistics Services, Inc., dated as of February 4, 1993

3.1(bl)†	Articles of Incorporation of Dole Ocean Cargo Express, Inc., dated as of July 8, 1999

3.1(bm)†	Articles of Incorporation of Dole Ocean Liner Express, Inc., dated as of June 3, 1993

3.1(bn)†	Articles of Incorporation of Renaissance Capital Corporation, dated as of July 28, 1995

3.1(bo)†	Certificate of Incorporation of Sun Giant, Inc., dated as of December 8, 1987

3.1(bp)†	Certificate of Incorporation of Miradero Fishing Company, Inc., dated as of August 9, 1971

3.1(bq)†	Articles of Incorporation of DNW Services Company, dated as of June 4, 1998

3.1(br)†	Articles of Incorporation of Pacific Coast Truck Company, dated as of June 27, 1995

3.1(bs)†	Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of July 28, 1959. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of May 26, 1972. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of August 30, 1973. Amendment to Articles of Incorporation, dated as of June 25, 1976

3.1(bt)	Articles of Organization-Conversion of Dole Packaged Foods, LLC, dated as of December 30, 2005 (incorporated by reference to Exhibit 3.1(bt) to Dole’s Annual Report on Form 10-K for the year ended December 30, 2006)

3.2(a)	Amended and Restated Bylaws of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.2 to Dole’s Current Report on Form 8-K filed with the Commission on October 29, 2009)

3.2(b)†	Form of By-Laws of the Additional Registrants

3.2(c)	Limited Liability Agreement of Dole Packaged Foods, LLC, dated as of December 30, 2005 (incorporated by reference to Exhibit 3.2(c) to Dole’s Annual Report on Form 10-K for the year ended December 30, 2006)

Exhibit Number	Title
4.1	Indenture, dated as of July 15, 1993, between Dole and Chase Manhattan Bank and Trust Company (formerly Chemical Trust Company of California) (incorporated by reference to Exhibit 4.1 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))

4.2	Form of First Supplemental Indenture, dated as of April 30, 2002, between Dole and J.P. Morgan Trust Company, National Association, to the Indenture dated as of July 15, 1993, pursuant to which $400 million of Dole’s senior notes due 2009 were issued (incorporated by reference to Exhibit 4.2 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))

4.3	Officers’ Certificate, dated August 3, 1993, pursuant to which $175 million of Dole’s debentures due 2013 were issued (incorporated by reference to Exhibit 4.3 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))

4.4	Second Supplemental Indenture, dated as of March 28, 2003, between Dole and Wells Fargo Bank, National Association (successor trustee to J.P. Morgan Trust Company), to the Indenture dated as of July 15, 1993 (incorporated by reference to Exhibit 4.4 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))

4.5	Agreement of Removal, Appointment and Acceptance, dated as of March 28, 2003, by and among Dole, J.P. Morgan Trust Company, National Association, successor in interest to Chemical Trust Company of California, as Prior Trustee, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.5 to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (File No. 333-106493))

4.6	Third Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.6 to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (File No. 333-106493))

4.7	First Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.8 to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (File No. 333-106493))

4.8	Form of Dole Food Company, Inc. Master Retirement Savings Trust Agreement, dated as of February 1, 1999, between Dole and The Northern Trust Company (incorporated by reference to Exhibit 4.13 to Amendment No. 1 to Dole’s Registration Statement on Form S-1 filed with the Commission on September 18, 2009 (File No. 333-161345))

4.9	Indenture, dated as of March 18, 2009, among Dole Food Company, Inc., the guarantors signatory thereto and U.S. Bank National Association, as trustee, pursuant to which $349,903,000 of Dole’s 13.875% senior secured notes due 2014 were issued (incorporated by reference to Exhibit 4.15 to Dole’s Current Report on Form 8-K filed with the Commission on March 24, 2009)

4.10	Form of Global Note for Dole’s 13.875% senior secured notes due 2014 (included as Exhibit A to Exhibit Number 4.9 hereto)

4.11	Form of Guarantee for Dole’s 13.875% senior secured notes due 2014 (included as Exhibit D to Exhibit 4.9 hereto)

4.12	Registration Rights Agreement, dated as of March 18, 2009, among Dole Food Company, Inc. and the guarantors named therein, as issuers, and Deutsche Bank Securities, Inc., Banc of America Securities LLC, Scotia Capital (USA) Inc., Rabo Securities USA, Inc. and Goldman, Sachs & Co., as initial purchasers (incorporated by reference to Exhibit 4.17 to Dole’s Current Report on Form 8-K filed with the Commission on March 24, 2009)

Exhibit Number	Title
4.13	Form of Stock Certificate (incorporated by reference to Exhibit 4.18 to Amendment No. 6 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 22, 2009 (File No. 333-161345))

4.14	Indenture, dated as of September 25, 2009, among Dole Food Company, Inc., the guarantors signatory thereto and Deutsche Bank Trust Company Americas, as trustee, pursuant to which $315,000,000 of Dole’s 8% senior secured notes due 2016 were issued (incorporated by reference to Exhibit 99.1 to Dole’s Current Report on Form 8-K filed with the Commission on September 30, 2009)

4.15	Form of Global Note for Dole’s 8% senior secured notes due 2016 (included as Exhibit A to Exhibit 14.14 hereto)

4.16	Form of Guarantee for Dole’s 8% senior secured notes due 2016 (included as Exhibit D to Exhibit 14.14 hereto)

4.17	Registration Rights Agreement, dated as of September 25, 2009, among Dole Food Company, Inc. and the guarantors named therein, as issuers, and Deutsche Bank Securities, Inc., Banc of Americas Securities LLC, Wells Fargo Securities, LLC, Scotia Capital (USA) Inc. and Goldman, Sachs & Co., as initial purchasers (incorporated by reference to Exhibit 99.3 to Dole’s Current Report on Form 8-K filed with the Commission on September 30, 2009)

10.1	Credit Agreement, dated as of March 28, 2003, amended and restated as of April 18, 2005, further amended and restated as of April 12, 2006, as amended March 18, 2009, as further amended on October 26, 2009, as further amended on March 2, 2010, and as further amended on July 8, 2011 among Dole Food Company, Inc., a Delaware corporation, Solvest, Ltd., a company organized under the laws of Bermuda, the Lenders from time to time party thereto, Deutsche Bank AG New York Branch, as Administrative Agent, Banc of America Securities, N.A. and Wells Fargo Bank, N.A., as Syndication Agents, JPMorgan Chase Bank, N.A., The Bank of Nova Scotia and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as Co-Documentation Agents, and Deutsche Bank Securities Inc., and Merrill, Lynch, Pierce, Fenner & Smith Incorporated as Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 10.1 to Dole’s Quarterly Report on Form 10-Q/A for the quarterly period ended October 8, 2011 filed with the Commission on February 24, 2012)

10.2	Credit Agreement, dated as of April 12, 2006, as amended on March 18, 2009, as further amended on October 26, 2009, as further amended on March 2, 2010 and as further amended on July 8, 2011, among Dole Food Company, Inc., a Delaware corporation, the Lenders party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, and Bank of America, N.A. and, as Co-Syndication Agents, JPMorgan Chase Bank N.A., The Bank of Nova Scotia, and U.S. Bank National Association, as Co-Documentation Agents, Deutsche Bank Securities Inc., Merrill, Lynch, Pierce, Fenner & Smith Incorporated, and Wells Fargo Capital Finance, LLC, as Joint Lead Arrangers and Deutsche Bank Securities, Inc. and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as Joint Book Running Managers (incorporated by reference to Exhibit 10.2 to Dole’s Quarterly Report on Form 10-Q/A for the quarterly period ended October 8, 2011 filed with the Commission on February 24, 2012

10.3††#	Supplementary Executive Retirement Plan, Fifth Restatement, effective February 24, 2011

10.4††#	Excess Savings Plan, Restated, effective February 24, 2011

10.5††#	Supplementary Executive Retirement Plan Rabbi Trust Agreement, dated January 27, 2003, by and between Dole Food Company, Inc. and Mellon Bank, N.A.

10.6††#	Excess Savings Plan Rabbi Trust Agreement, dated December 4, 2002, by and between Dole Food Company, Inc. and Mellon Bank, N.A.

10.7††#	Amendment 2009-1, effective October 8, 2009, to Dole Food Company, Inc. Supplementary Executive Retirement Plan Rabbi Trust Agreement

10.8††#	Amendment 2009-1, effective October 8, 2009, to Dole Food Company, Inc. Excess Savings Plan Rabbi Trust Agreement

Exhibit Number	Title
10.9††#	Amendment 2011-1, effective February 24, 2011, to Dole Food Company, Inc. Supplementary Executive Retirement Plan Rabbi Trust Agreement

10.10††#	Amendment 2011-1, effective February 24, 2011, to Dole Food Company, Inc. Excess Savings Plan Rabbi Trust Agreement

10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to Amendment No. 4 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 14, 2009 (File No. 333-161345))

10.12#	Form of Restricted Stock Agreement for Non-Employee Directors under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dole’s Current Report on Form 8-K, filed with the Commission on February 25, 2011)

10.13††#	Dole’s Non-Employee Directors Deferred Cash Compensation Plan, as amended and restated, effective February 24, 2011

10.14#	Severance Pay Plan for Employees of Dole Food Company, Inc. and Participating Divisions and Subsidiaries, dated December 30, 2008 (incorporated by reference to Exhibit 10.9 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))

10.15#	Amendment to Severance Pay Plan for Employees of Dole Food Company, Inc. and Participating Divisions and Subsidiaries, dated December 30, 2008 (incorporated by reference to Exhibit 10.10 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))

10.16#	Form of Change of Control Agreement with Messrs. C. Michael Carter and Joseph S. Tesoriero (incorporated by reference to Exhibit 10.11 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))

10.17#	Form of Change of Control Agreement with Messrs. David H. Murdock and David A. DeLorenzo (incorporated by reference to Exhibit 10.16 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010)

10.18††#	Form of Tier I Change of Control Agreement to be used for new agreements entered into after February 24, 2011

10.19††#	Form of Tier II Change of Control Agreement to be used for new agreements entered into after February 24, 2011

10.20#	Form of Amendment No. 1 to Form of Change of Control Agreement filed as Exhibit 10.16 (incorporated by reference to Exhibit 10.3 to Dole’s Current Report on Form 8-K filed with the Commission on January 11, 2010)

10.21††#	Form of Amendment No. 2 to Form of Change of Control Agreements filed as Exhibits 10.16 and 10.17

10.22††#	Form of Amendment No. 3 to Form of Change of Control Agreements filed as Exhibits 10.16 and 10.17

10.23	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Dole’s Registration Statement on Form S-1 filed with the Commission on September 24, 2009 (File No. 333-161345))

10.24#	Dole Food Company, Inc. 2009 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.24 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended June 18, 2011)

10.25#	Form of Incentive Stock Option Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended October 10, 2009)

Exhibit Number	Title
10.26#	2009 Form of Non-Qualified Stock Option Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Amendment No. 6 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 22, 2009 (File No. 333-161345))

10.27#	2009 Form of Restricted Stock Unit Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended October 10, 2009)

10.28#	2009 Form of Restricted Stock Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 6 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 22, 2009 (File No. 333-161345))

10.29#	Alternative Form of Restricted Stock Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010)

10.30#	Dole’s 2010 Management One-Year Incentive Plan (incorporated by reference to Exhibit 10.3 to Dole’s Current Report on Form 8-K filed with the Commission on March 3, 2010)

10.31#	2010 Form of Non-Qualified Stock Option Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Dole’s Current Report on Form 8-K filed with the Commission on December 3, 2010)

10.32#	2010 Form of Restricted Stock Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dole’s Current Report on Form 8-K filed with the Commission on December 3, 2010)

10.33††#	2010 Form of Restricted Stock Unit Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan

10.34#	Dole Food Company, Inc. 2011 Self-Funded Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Dole’s Current Report on Form 8-K, filed with the Commission on November 18, 2011)

10.35#	Form of Performance Shares Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dole’s Current Report on Form 8-K, filed with the Commission on November 18, 2011)

10.36#	Dole Food Company, Inc. Sustained Profit Growth Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.21 to Amendment No. 4 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 9, 2009 (File No. 333-161345))

12*	Ratio of Earnings to Fixed Charges

21*	Subsidiaries of Dole Food Company, Inc.

23*	Consent of Deloitte & Touche LLP

31.1*	Certification by the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification by the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

Exhibit Number	Title
32.2**	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101**	The following financial information from Dole Food Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

†	Incorporated by reference to the correspondingly numbered exhibits to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (File No. 333-106493).

††	Incorporated by reference to the corresponding numbered exhibits to Dole’s Annual Report on Form 10-K, filed with the Commission on March 14, 2011 (File No. 333-106493)

*	Filed herewith.

**	Furnished herewith.

#	Management compensatory plan or arrangement.