Form 10-Q
period 2012-03-24
DOLE FOOD CO INC
filed 2012-05-03
CIK 18169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 24, 2012
or
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

(818) 879-6600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 30, 2012
Common Stock, $0.001 Par Value	88,946,386

DOLE FOOD COMPANY, INC.

PART I.

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended
	March 24, 2012	March 26, 2011
	(In thousands, except per share data)
Revenues, net	$1,626,610	$1,686,104
Cost of products sold	(1,455,759)	(1,479,343)

Gross margin	170,851	206,761
Selling, marketing and general and administrative expenses	(127,312)	(124,730)
Charges for restructuring (Notes 3)	(1,331)	(2,755)
Gain on asset sales (Note 7)	4,203	—

Operating income	46,411	79,276
Other income (expense), net (Note 2)	3,008	(39,351)
Interest income	849	1,318
Interest expense	(30,836)	(35,470)

Income from continuing operations before income taxes and equity earnings	19,432	5,773
Income taxes	(3,858)	(5,140)
Earnings from equity method investments	1,603	1,210

Income from continuing operations, net of income taxes	17,177	1,843
Income (loss) from discontinued operations, net of income taxes	(33)	202

Net income	17,144	2,045
Less: Net income attributable to noncontrolling interests	(777)	(1,005)

Net income attributable to shareholders of Dole Food Company, Inc.	$16,367	$1,040

Earnings per share — Basic and Diluted (Note 15):
Income from continuing operations	$0.20	$0.02
Net income attributable to shareholders of Dole Food Company, Inc.	$0.19	$0.01

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Quarter Ended
	March 24, 2012	March 26, 2011
	(In thousands)
Net income	$17,144	$2,045
Net foreign currency translation adjustment	4,953	10,903
Unrealized hedging gains (losses), net of income taxes of $1,636 and ($578)	52,772	(1,083)
Reclassification of realized losses to net income, net of income taxes of ($199) and $301	2,617	4,975

Comprehensive income	77,486	16,840
Less: Comprehensive income attributable to noncontrolling interests	(780)	(1,008)

Comprehensive income attributable to shareholders of Dole Food Company, Inc.	$76,706	$15,832

See Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 24, 2012	December 31, 2011
	(In thousands, except per share data)
ASSETS
Cash and cash equivalents	$105,736	$122,348
Restricted cash	6,178	6,230
Receivables, net of allowances of $32,512 and $32,237, respectively	738,782	685,094
Inventories	877,031	829,517
Prepaid expenses and other assets	64,260	65,331
Deferred income tax assets	26,051	26,184
Assets held-for-sale (Note 7)	23,936	75,641

Total current assets	1,841,974	1,810,345
Investments	101,538	99,469
Actively marketed land (Note 7)	74,814	74,814
Property, plant and equipment, net of accumulated depreciation of $1,172,073 and $1,150,304, respectively	900,745	910,729
Goodwill	412,715	416,862
Intangible assets, net	739,654	732,013
Other assets, net	257,223	225,839

Total assets	$4,328,663	$4,270,071

LIABILITIES AND EQUITY
Accounts payable	$501,303	$452,049
Liabilities related to assets held-for-sale (Note 7)	—	49,117
Accrued liabilities	521,487	540,479
Current portion of long-term debt, net	10,544	10,756
Notes payable	56,438	27,969

Total current liabilities	1,089,772	1,080,370
Long-term debt, net	1,625,833	1,641,112
Deferred income tax liabilities	184,989	181,677
Other long-term liabilities	529,643	548,491
Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred stock — $0.001 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock — $0.001 par value; 300,000 shares authorized, 88,952 shares issued and outstanding as of March 24, 2012 and December 31, 2011	89	89
Additional paid-in capital	789,204	786,355
Retained earnings	125,809	109,442
Accumulated other comprehensive income (loss)	(43,043)	(103,382)

Equity attributable to shareholders of Dole Food Company, Inc.	872,059	792,504
Equity attributable to noncontrolling interests	26,367	25,917

Total equity	898,426	818,421

Total liabilities and equity	$4,328,663	$4,270,071

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
	March 24, 2012	March 26, 2011
	(In thousands)
Operating Activities
Net income	$17,144	$2,045
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	23,624	23,353
Share-based compensation expense	2,849	1,865
Net (gains) losses on financial instruments	(10,751)	38,015
Asset write-offs and net (gain) loss on sale of assets	(4,158)	2,323
Earnings from equity method investments	(1,603)	(1,210)
Amortization of debt discounts and debt issuance costs	2,527	2,615
Provision for deferred income taxes	(67)	(4,937)
Pension and other postretirement benefit plan expense	5,158	4,576
Other	(370)	—
Changes in operating assets and liabilities:
Receivables	(48,146)	(78,613)
Inventories	(47,447)	(61,245)
Prepaid expenses and other assets	(3,877)	4,348
Income taxes	(2,262)	5,246
Accounts payable	59,080	39,050
Accrued liabilities	(4,171)	(19,866)
Other long-term liabilities	(1,811)	(4,448)

Cash flow used in operating activities	(14,281)	(46,883)
Investing Activities
Cash received from sales of assets and businesses, net of cash disposed	21,879	2,597
Business acquisitions, net of cash acquired	(14,474)	—
Capital expenditures	(13,996)	(17,260)
Restricted cash and deposits	52	39,773
Other	(430)	(250)

Cash flow provided by (used in) investing activities	(6,969)	24,860
Financing Activities
Short-term debt borrowing (repayments), net	30,794	(6,757)
Long-term debt borrowings	298,836	138,221
Long-term debt repayments	(316,973)	(138,966)
Dividends paid to noncontrolling interests	(180)	(180)
Settlement of long-term Japanese yen hedge forwards	(8,687)	—

Cash flow provided by (used in) financing activities	3,790	(7,682)

Effect of foreign currency exchange rate changes on cash	848	2,136

Decrease in cash and cash equivalents	(16,612)	(27,569)
Cash and cash equivalents at beginning of period	122,348	170,147

Cash and cash equivalents at end of period	$105,736	$142,578

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(Unaudited)

Supplemental cash flow information

At March 24, 2012 and December 31, 2011, accounts payable included approximately $2 million and $12.3 million, respectively, for capital expenditures. Of the $12.3 million of capital expenditures included in accounts payable at December 31, 2011, approximately $4.3 million had been paid during the quarter ended March 24, 2012. Approximately $9.4 million had been paid during the quarter ended March 26, 2011 related to $18.3 million of capital additions included in accounts payable at January 1, 2011.

During the first quarter of 2011, Dole effectively extinguished its cross currency swap liability by entering into a series of Japanese yen forward contracts (“long-term Japanese yen hedges”) that mature over a four year period. Refer to Note 12 — Derivative Financial Instruments for additional information.

In connection with the sale of a non-core German subsidiary (“German subsidiary”) during the first quarter of 2012, Dole recorded $29 million as notes receivable, of which $1 million was included in receivables and $28 million was included in other assets. Related to the sale, Dole recorded deferred income of $23.8 million of which $1 million was included in accrued liabilities and $22.8 million was in other long-term liabilities. Refer to Note 7 — Assets Held-For-Sale and Actively Marketed Land for additional information.

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Equity Attributable to Shareholders’ of Dole Food Company, Inc.
					Accumulated Other Comprehensive Income (Loss)			Equity Attributable to Noncontrolling Interests
	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Pension & Other Postretirement Benefits	Cumulative Translation Adjustment	Unrealized Gains (Losses) on Hedges		Total Equity
Balance at January 1, 2011	88,611	$89	$776,918	$71,083	$(71,836)	$42,067	$(26,152)	$24,615	$816,784
Net income	—	—	—	1,040	—	—	—	1,005	2,045
Share-based compensation	—	—	1,865	—	—	—	—	—	1,865
Issuance of restricted stock	6	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(30)	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(180)	(180)
Net foreign currency translation adjustment	—	—	—	—	—	10,900	—	3	10,903
Unrealized hedging gains (losses), net of income taxes of ($578)	—	—	—	—	—	—	(1,083)	—	(1,083)
Reclassification of realized losses to net income, net of income taxes of $301	—	—	—	—	—	—	4,975	—	4,975

Balance at March 26, 2011	88,587	$89	$778,783	$72,123	$(71,836)	$52,967	$(22,260)	$25,443	$835,309

Balance at December 31, 2011	88,952	$89	$786,355	$109,442	$(94,708)	$30,346	$(39,020)	$25,917	$818,421
Net income	—	—	—	16,367	—	—	—	777	17,144
Share-based compensation	—	—	2,849	—	—	—	—	—	2,849
Dividends paid	—	—	—	—	—	—	—	(180)	(180)
Disposal of noncontrolling interest	—	—	—	—	—	—	—	(150)	(150)
Net foreign currency translation adjustment	—	—	—	—	—	4,950	—	3	4,953
Unrealized hedging gains (losses), net of income taxes of $1,636	—	—	—	—	—	—	52,772	—	52,772
Reclassification of realized losses to net income, net of income taxes of ($199)	—	—	—	—	—	—	2,617	—	2,617

Balance at March 24, 2012	88,952	$89	$789,204	$125,809	$(94,708)	$35,296	$16,369	$26,367	$898,426

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) include all adjustments necessary, which are of a normal recurring nature, to present fairly Dole’s financial position, results of operations and cash flows. Dole operates under a 52/53-week year. The quarters ended March 24, 2012 and March 26, 2011 are twelve weeks in duration. For a summary of significant accounting policies and additional information relating to Dole’s financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of Dole’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

In March 2003, Dole completed a going-private merger transaction. As a result of the transaction, Dole became wholly-owned by David H. Murdock, Dole’s Chairman. In October 2009, Dole completed a $446 million initial public offering (“IPO”) of its common stock and received proceeds of $415 million. Dole’s chairman, David H. Murdock, and his affiliates beneficially own 51,710,000 common shares, or approximately 58.1% of Dole’s outstanding common shares.

NOTE 2 — OTHER INCOME (EXPENSE), NET

Included in other income (expense), net in Dole’s condensed consolidated statements of operations for the quarters ended March 24, 2012 and March 26, 2011 are the following items:

	Quarter Ended
	March 24, 2012	March 26, 2011
	(In thousands)
Unrealized gain (loss) on long-term Japanese yen hedges	$944	$(27,405)
Unrealized gain (loss) on foreign denominated borrowings	3,747	(7,566)
Realized loss on foreign denominated borrowings	(329)	(85)
Foreign currency exchange loss on vessel obligation	(1,394)	(2,409)
Unrealized loss on cross currency swap	—	(3,787)
Realized gain on cross currency swap	—	1,885
Other	40	16

Other income (expense), net	$3,008	$(39,351)

Refer to Note 12 — Derivative Financial Instruments for further discussion regarding Dole’s long-term Japanese yen hedges and cross currency swap.

NOTE 3 — CHARGES FOR RESTRUCTURING

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

2010 Restructuring Plan

Dole incurred restructuring costs of $0.1 million during the first quarter of 2012, related to the 2010 plan. Dole incurred cumulative restructuring costs of $41.5 million since the third quarter of 2010 for this plan. Of these costs, $20.6 million were paid or will be paid in cash, with the remaining amounts related to the non-cash write-down of long-lived assets and deferred crop-growing costs of $12.9 million as well as pension-related settlement charges of $8 million. Severance charges relating to employee terminations involved approximately 3,470 employees.

Dole expects to incur additional restructuring charges of approximately $0.5 million during the remainder of fiscal 2012 related to the 2010 plan. These additional charges will primarily consist of employee severance and contract termination costs. Approximately 110 additional employees are expected to be impacted by these initiatives.

The following table summarizes restructuring charges related to the 2010 plan:

	Charges/ Adjustments Incurred in 2012	Cumulative Charges Incurred	Additional Charges to be Incurred	Total Charges
	(In thousands)
Severance and other employee-related costs	$82	$8,700	$141	$8,841
Contract termination and other costs	(19)	11,898	396	12,294
Pension-related settlement charges	—	7,982	—	7,982
Asset write-downs	86	7,597	—	7,597

Subtotal	149	36,177	537	36,714
Inventory write-downs recorded in costs of products sold	—	5,294	—	5,294

	$149	$41,471	$537	$42,008

A rollforward of activity for Dole’s restructuring liabilities related to the 2010 plan, which are classified in accrued liabilities in the accompanying condensed consolidated balance sheets, is summarized as follows:

	Balance as of December 31, 2011	Charges/ Adjustments	Cash Payments	Non-cash	Balance as of March 24, 2012
	(In thousands)
Severance and other employee-related costs	$85	$82	$(82)	$—	$85
Contract termination and other costs	3,715	(19)	(279)	—	3,417

	$3,800	$63	$(361)	$—	$3,502

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

2011 Restructuring Plan

Dole incurred restructuring costs of $1.2 million during the first quarter of 2012, related to the 2011 plan. Dole incurred cumulative restructuring costs of $11.4 million since the third quarter of 2011 for this plan. Of these costs, $7.9 million were paid or will be paid in cash, with the remaining amounts related to the non-cash write-down of long-lived assets of $3.4 million as well as pension-related settlement charges of $0.1 million. Severance charges relating to employee terminations involved approximately 475 employees.

Dole expects to incur additional restructuring charges of approximately $1.9 million during the remainder of fiscal 2012 related to the 2011 plan. These additional charges will primarily consist of employee severance and contract termination costs. Approximately 60 additional employees are expected to be impacted by these initiatives.

The following table summarizes restructuring charges related to the 2011 plan:

	Charges/ Adjustments Incurred in 2012	Cumulative Charges Incurred	Additional Charges to be Incurred	Total Charges
	(In thousands)
Severance and other employee-related costs	$(35)	$407	$1,197	$1,604
Contract termination and other costs	1,217	7,511	740	8,251
Pension-related settlement charges	—	86	—	86
Asset write-downs	—	3,410	—	3,410

	$1,182	$11,414	$1,937	$13,351

A rollforward of activity for Dole’s restructuring liabilities related to the 2011 plan, which are classified in accrued liabilities in the accompanying condensed consolidated balance sheets, is summarized as follows:

	Balance as of December 31, 2011	Charges/ Adjustments	Cash Payments	Non-cash	Balance as of March 24, 2012
	(In thousands)
Severance and other employee-related costs	$194	$(35)	$(159)	$—	$—
Contract termination and other costs	4,235	1,217	(2,355)	(4)	3,093

	$4,429	$1,182	$(2,514)	$(4)	$3,093

NOTE 4 — INCOME TAXES

Dole recorded $3.9 million of income tax expense on $19.4 million of pretax income from continuing operations for the quarter ended March 24, 2012. Income tax expense included interest expense of $0.3 million related to Dole’s unrecognized tax benefits. Income tax expense of $5.1 million on $5.8 million of pretax income from continuing operations was recorded for the first quarter ended March 26, 2011 which included interest expense of $0.6 million related to Dole’s unrecognized tax benefits. Dole’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions. For the quarter ended March 24, 2012, Dole’s income tax expense differs from the U.S. federal statutory rate applied to Dole’s pretax income primarily due to operations in foreign jurisdictions that are taxed at

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

a rate lower than the U.S. federal statutory rate. For the quarter ended March 26, 2011, Dole’s income tax expense differed from the U.S. federal statutory rate applied to Dole’s pretax income primarily due to losses in certain jurisdictions for which it is more likely than not that a tax benefit will not be realized.

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

As a result of expiration of the statute of limitations, Dole’s total amount of unrecognized tax benefits will decrease in the second quarter of 2012 by $17 million relating to transfer pricing items.

Dole recognizes accrued interest and penalties related to its unrecognized tax benefits as a component of income taxes in the accompanying condensed consolidated statements of operations. Accrued interest and penalties before tax benefits was $10.6 million at both March 24, 2012 and December 31, 2011, respectively, and are included as a component of other long-term liabilities in the accompanying condensed consolidated balance sheets. As noted above, the increase in interest expense of $0.3 million for the quarter ended March 24, 2012 was offset by a reduction of $0.3 million included in the net assets of a German subsidiary sold during the first quarter.

Dole or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, Dole is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2006.

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

NOTE 5 — LONG-TERM RECEIVABLES

At March 24, 2012, Dole’s long-term financing receivables consisted of $14.7 million of grower advances, net of allowances, $8.3 million of note receivable related to the sale of discontinued operations, $28 million of notes receivable related to the sale of a German subsidiary and net long-term trade receivables of $3.3 million. These assets have been included in other assets, in the accompanying condensed consolidated balance sheet as of March 24, 2012.

Dole monitors the collectability of these advances through periodic review of financial information received from these growers. At March 24, 2012, these advances had an allowance for credit losses of $14.1 million, and approximately $6 million of the net grower advances were 90 days past due. Dole’s historical losses on its long-term grower advances have been immaterial and Dole expects this to continue. During the quarter ended March 24, 2012, the allowance for grower advances increased by $1.5 million, which related to an increase in the provision that was recorded to cost of products sold.

At March 24, 2012, Dole had an $8.3 million note receivable and a $1 million net interest receivable from the buyer of the fresh-cut flowers business. These receivables are secured by properties that have an estimated fair value in excess of the note, which was due in January 2011. Two of the three Colombian companies that have granted mortgages in such properties to secure their guaranties of such note are currently under reorganization pursuant to Colombian Law 1116. Dole is currently renegotiating with the buyer the terms of the note, including the timing of payment and the interest rate. Dole believes that based on its position in the reorganization, that the note will be collected. During the second quarter of 2012, Dole received a cash payment of $2.9 million from the owner of certain properties formerly owned by the one Colombian company that is not in reorganization. In exchange, Dole released the mortgages on such properties.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

During the fourth quarter of 2011, Dole entered into an agreement to sell a German subsidiary. The sale was completed during the first quarter of 2012. Net consideration from the sale totaled approximately $49.6 million. Of this amount, $20.6 million of cash proceeds, net of cash disposed, was collected and the remaining $29 million was recorded as notes receivable, which mature on various dates through March 2022. Of the $29 million notes receivable, $28 million was recorded as long-term notes receivable, of which $22.8 million have annual minimum payment requirements based on the financial performance of the business. The remaining note receivable of $5.2 million is fully secured by property that has an estimated fair value in excess of the note.

Dole has gross long-term trade receivables of $19.1 million due from a customer in Eastern Europe, for which it is likely that payment will not be received during the next year. Dole has $15.8 million of allowances for bad debt related to these receivables. The net receivable of $3.3 million represents management’s best estimate of its net realizable value after consideration of collateral securing the receivable.

NOTE 6 — INVENTORIES

The major classes of inventories were as follows:

	March 24, 2012	December 31, 2011
	(In thousands)
Finished products	$438,670	$414,640
Raw materials and work in progress	153,853	131,287
Crop-growing costs	227,298	224,149
Operating supplies and other	57,210	59,441

	$877,031	$829,517

NOTE 7 — ASSETS HELD-FOR-SALE AND ACTIVELY MARKETED LAND

Dole continuously reviews its assets in order to identify those assets that do not meet Dole’s future strategic direction or internal economic return criteria. As a result of this review, Dole has identified and is in the process of selling certain businesses and long-lived assets. Accordingly, Dole has assets classified as either held-for-sale or actively marketed land.

Total assets held-for-sale by segment were as follows:

	Fresh Fruit	Fresh Vegetables	Packaged Foods	Fresh-Cut Flowers — Discontinued Operation	Total Assets Held-for-Sale
	(In thousands)
Balance as of December 31, 2011	$66,805	$599	$3,214	$5,023	$75,641
Additions	43	—	—	—	43
Sales	(51,748)	—	—	—	(51,748)

Balance as of March 24, 2012	$15,100	$599	$3,214	$5,023	$23,936

Assets held-for-sale included on Dole’s consolidated balance sheet as of March 24, 2012 consisted of property, plant and equipment, net of accumulated depreciation.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Total liabilities related to assets held-for-sale by segment were as follows:

	Fresh Fruit	Fresh Vegetables	Packaged Foods	Fresh-Cut Flowers — Discontinued Operation	Total Liabilities Held-for-Sale
	(In thousands)
Balance as of December 31, 2011	$49,117	$—	$—	$—	$49,117
Sales	(49,117)	—	—	—	(49,117)

Balance as of March 24, 2012	$—	$—	$—	$—	$—

Gains on asset sales by segment for the quarters ended March 24, 2012 and March 26, 2011 were as follows:

	Fresh Fruit	Fresh Vegetables	Packaged Foods	Total from Continuing Operations	Fresh-Cut Flowers — Discontinued Operation	Total
	(In thousands)
March 24, 2012	$4,203	$—	$—	$4,203	$—	$4,203
March 26, 2011	—	—	—	—	—	—

Proceeds from asset sales by segment for the quarters ended March 24, 2012 and March 26, 2011 were as follows:

	Fresh Fruit	Fresh Vegetables	Packaged Foods	Total from Continuing Operations	Fresh-Cut Flowers — Discontinued Operation	Total
	(In thousands)
March 24, 2012	$22,442	$—	$—	$22,442	$—	$22,442
March 26, 2011	—	—	—	—	—	—

Fresh Fruit

During the fourth quarter of 2011, Dole entered into an agreement to sell a German subsidiary which was part of the European ripening and distribution business within the fresh fruit segment. The sale was completed during the first quarter of 2012. Net consideration from the sale totaled approximately $49.6 million. Of this amount, $20.6 million of cash proceeds, net of cash disposed, was collected and the remaining $29 million was recorded as notes receivable, which mature on various dates through March 2022. Dole realized a gain of $27 million on the sale, of which $3.2 million was recorded during the first quarter of 2012, and $23.8 million was deferred, and will be recognized as cash on the notes receivable are collected. In addition, Dole may receive an earn-out up to 10 million euros based on future operating performance of the business.

Additionally, during the first quarter of 2012, Dole sold 230 acres of land in Hawaii. Dole received net cash proceeds of $1.8 million and recorded a gain of $1 million. At March 24, 2012, the asset held-for-sale balance in the fresh fruit reporting segment included approximately 2,050 acres of land in Hawaii.

Packaged Foods

At March 24, 2012, the assets held-for-sale balance in the packaged foods reporting segment consisted of approximately 400 acres of peach orchards located in California.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Fresh-Cut Flowers — Discontinued Operation

At March 24, 2012, the assets held-for-sale balance in the fresh-cut flowers — discontinued operation consisted of a portion of the real estate of the former flowers divisions.

Actively Marketed Land

Included in actively marketed land is land that does not meet Dole’s future strategic direction or internal economic return criteria. The land that has been identified is available for sale in its present condition and an active program is underway to sell the properties. Dole is actively marketing these properties at a price that is in excess of book value but the timing of sale is uncertain. At March 24, 2012, actively marketed land consisted of approximately 14,200 acres of Hawaii land in the fresh fruit segment, with a net book value of $74.8 million.

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS

Goodwill has been allocated to Dole’s reporting segments as follows:

	Fresh Fruit	Fresh Vegetables	Packaged Foods	Total
	(In thousands)
Balance as of December 31, 2011	$272,743	$83,508	$60,611	$416,862
Additions	—	—	6,853	6,853
Disposals	(11,000)	—	—	(11,000)

Balance as of March 24, 2012	$261,743	$83,508	$67,464	$412,715

During the first quarter of 2012, Dole completed the sale of a German subsidiary in the fresh fruit segment. As a result of the sale, $11 million of goodwill attributable to this subsidiary was written-off. Refer to Note 7 — Assets-Held-For-Sale for further information.

During the first quarter of 2012, Dole completed the acquisition of Mrs. May’s Naturals, Inc. (“Mrs. May’s”), a company committed to providing consumers with wholesome snacks for a healthier lifestyle. Mrs. May’s is part of the packaged foods segment. Pursuant to the terms of the merger agreement, Dole purchased Mrs. May’s for total consideration of approximately $15 million, plus an annual earn-out between $0 and $1 million payable in 2013, 2014 and 2015. The acquisition resulted in goodwill of $6.9 million. In addition, Dole recorded $9.3 million of intangible assets consisting of $7.1 million for customer relationships and $2.2 million for trade names.

Details of Dole’s intangible assets were as follows:

	March 24, 2012	December 31, 2011
	(In thousands)
Amortized intangible assets:
Customer relationships	$66,601	$59,501
Other amortized intangible assets	17,440	15,231

	84,041	74,732
Accumulated amortization — customer relationships	(33,150)	(31,755)
Other accumulated amortization	(852)	(579)

Accumulated amortization — intangible assets	(34,002)	(32,334)

Amortized intangible assets, net	50,039	42,398
Indefinite-lived intangible assets:
Trademark and trade names	689,615	689,615

	$739,654	$732,013

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Amortization expense of intangible assets totaled $1.7 million and $0.9 million in the quarters ended March 24, 2012 and March 26, 2011, respectively.

As of March 24, 2012, the estimated amortization expense associated with Dole’s intangible assets for the remainder of 2012 and in each of the next four fiscal years is as follows (in thousands):

Fiscal Year	Amount
2012 (remainder of the year)	$6,692
2013	$6,614
2014	$5,958
2015	$5,958
2016	$5,482
Thereafter	$19,335

NOTE 9 — NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:

	March 24, 2012	December 31, 2011
	(In thousands)
Unsecured debt:
8.75% debentures due 2013	$155,000	$155,000
Secured debt:
13.875% notes due 2014	174,904	174,904
8% notes due 2016	315,000	315,000
Revolving credit facility	50,000	69,300
Term loan facilities	895,500	895,500
Contracts and notes, at a weighted average interest rate of 4.6% in 2012 (3.8% in 2011) through 2018	7,070	7,294
Capital lease obligations, at a weighted average interest rate of 2.7% in 2012 (3.0% in 2011)	59,793	57,000
Notes payable, at a weighted average interest rate of 2.3% in 2012 (3.1% in 2011)	56,438	27,969
Unamortized debt discounts	(20,890)	(22,130)

	1,692,815	1,679,837
Notes payables and current maturities, net of unamortized debt discounts	(66,982)	(38,725)

	$1,625,833	$1,641,112

Notes Payable

Dole borrows funds primarily on a short-term basis to finance current operations. The terms of these borrowings range from one month to six months. Dole’s notes payable at March 24, 2012 consist primarily of foreign borrowings in Asia and Latin America.

2011 Refinancing

Dole’s senior secured term loan and the asset-based lending senior secured revolving credit facility (“ABL revolver”) were amended and restated on July 8, 2011 (“2011 Refinancing”). The amendments reduced

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

borrowing rates on the ABL revolver, with an opportunity to also reduce future borrowing rates on the term loan and eliminated the financial maintenance covenants of total leverage ratio and minimum interest coverage ratio (such covenants had been in the previous term loan facilities, but not the revolving credit facility). The amended credit facilities provide $895.5 million of term debt due 2018 and a $350 million revolving credit facility due 2016. During the third quarter of fiscal 2011, Dole incurred debt issuance costs of $13 million.

Term Loans and Revolving Credit Facility

As of March 24, 2012, the term loan facilities consisted of $313.4 million of Term Loan B and $582.1 million of Term Loan C. The term loan facilities bear interest, at Dole’s option, at a rate per annum equal to either (i) the London Interbank Offer Rate (“LIBOR”) plus 3.75%, with a LIBOR floor of 1.25%; or (ii) a base rate plus 2.75%. Interest on the term loan facilities is payable quarterly in arrears or at maturity of LIBOR contracts. The weighted average variable interest rate at March 24, 2012 for Term Loan B and Term Loan C was 5.03%. The term loan facilities require quarterly principal payments, plus a balloon payment due in 2018.

As of March 24, 2012, there was $50 million outstanding under the asset-based lending senior secured revolving credit facility (“ABL revolver”). Amounts outstanding under the ABL revolver bear interest, at Dole’s option, at a rate per annum equal to either (i) LIBOR plus 1.75% to 2.25%, or (ii) a base rate plus 0.75% to 1.25%, in each case, based upon Dole’s historical borrowing availability under this facility. The weighted average variable interest rate at March 24, 2012 for the ABL revolver was 2.70%. As of March 24, 2012, the borrowing base for the ABL revolver was $321.8 million. After taking into account approximately $98.4 million of outstanding letters of credit issued under the ABL revolver and the outstanding ABL balance, Dole had approximately $173.4 million available for borrowings as of March 24, 2012. The ABL revolver matures in 2016.

Covenants

Provisions under the amended senior secured credit facilities and the indentures governing Dole’s senior secured notes and debentures require Dole to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments, liens, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. The ABL revolver also contains a “springing covenant,” which would not be effective unless the availability under the ABL revolver were to fall below the greater of (i) $35 million and (ii) 12.5% of the lesser of the Total Commitment (as defined) and the borrowing base. To date, the springing covenant has never been effective and Dole does not currently anticipate that the springing covenant will become effective. At March 24, 2012, Dole was in compliance with all applicable covenants.

A breach of a covenant or other provision in any debt instrument governing Dole’s current or future indebtedness could result in a default under that instrument and, due to customary cross-default and cross-acceleration provisions, could result in a default under Dole’s other debt instruments. Upon the occurrence of an event of default under the senior secured credit facilities or other debt instrument, the lenders or holders of such debt could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If Dole were unable to repay those amounts, the lenders could proceed against the collateral granted to them, if any, to secure the indebtedness. If the lenders under Dole’s indebtedness were to accelerate the payment of the indebtedness, Dole cannot give assurance that its assets would be sufficiently liquid to repay in full its outstanding indebtedness on an accelerated basis.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized into interest expense over the term of the underlying debt. During the quarters ended March 24, 2012 and March 26, 2011, Dole amortized deferred debt issuance costs of $1.3 million and $1.5 million, respectively.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Debt discounts are amortized into interest expense over the term of the underlying debt. During the quarters ended March 24, 2012 and March 26, 2011, Dole amortized debt discounts of $1.2 million and $1.1 million, respectively.

Fair Value of Debt

Dole estimates the fair value of its secured and unsecured notes and debentures based on current quoted market prices. The term loans are traded between institutional investors on the secondary loan market, and the fair values of the term loans are based on the last available trading price.

The carrying values and estimated fair values of Dole’s debt are summarized below:

	March 24, 2012		December 31, 2011
	Carrying Values	Estimated Fair Values	Carrying Values	Estimated Fair Values
	(In thousands)
Secured and unsecured notes and debentures	$634,802	$698,003	$633,970	$694,314
Term loans	884,712	898,858	884,304	888,784

Carrying values are net of debt discounts.

NOTE 10 — EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for Dole’s U.S. and international pension plans and other postretirement benefit (“OPRB”) plans were as follows:

	U.S. Pension Plans		International Pension Plans		OPRB Plans
	Quarter Ended		Quarter Ended		Quarter Ended
	March 24, 2012	March 26, 2011	March 24, 2012	March 26, 2011	March 24, 2012	March 26, 2011
	(In thousands)
Service cost	$42	$43	$1,809	$1,452	$16	$17
Interest cost	3,222	3,440	1,649	1,588	481	482
Expected return on plan assets	(3,529)	(3,779)	(98)	(103)
Amortization of:
Unrecognized net loss (gain)	1,871	1,525	399	210	18	15
Unrecognized prior service cost (benefit)	—	—	92	97	(814)	(813)
Restructuring related settlements	—	—		402	—	—

	$1,606	$1,229	$3,851	$3,646	$(299)	$(299)

NOTE 11 — SEGMENT INFORMATION

Dole has three reportable operating segments: fresh fruit, fresh vegetables and packaged foods. These reportable segments are managed separately due to differences in geography, products, production processes, distribution channels and customer bases.

The fresh fruit reportable operating segment (“fresh fruit”) primarily sells bananas, fresh pineapple and deciduous fruit, which are sourced from local growers or Company-owned or leased farms located in Latin America and Asia, with significant selling locations in North America, Western Europe and Japan. The Asia component of fresh fruit sells not only fruit, but also sources and grows vegetables for sale primarily in Japan.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The fresh vegetables reportable operating segment (“fresh vegetables”) sells packaged salads and has a line of fresh-packed products that includes iceberg and romaine lettuce, celery, and fresh berries including strawberries and blueberries. Substantially all of the sales for fresh vegetables are generated in North America.

During the fourth quarter of 2011, Dole changed the segment classification of its Asia fresh vegetables operations from the fresh vegetables operating segment to the fresh fruit operating segment, due to a change in operational reporting. The segment reporting change has been reflected for all periods presented.

The packaged foods reportable operating segment (“packaged foods”) sells and distributes packaged fruit and frozen fruit products in North America, Europe and Asia, with North America as the primary market. The largest component of packaged foods sales are FRUITBOWLS®, canned pineapple and pineapple juice.

Management evaluates and monitors segment performance primarily through, among other measures, earnings before interest expense and income taxes (“EBIT”). EBIT before discontinued operations is calculated from net income by adding interest expense and income tax expense, and adding the loss or subtracting the income from discontinued operations, net of income taxes. Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to Dole as a whole. EBIT is not defined under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and should not be considered in isolation or as a substitute for net income or cash flow measures prepared in accordance with U.S. GAAP or as a measure of Dole’s profitability. Additionally, Dole’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate EBIT in the same manner.

Revenues from external customers for the reportable operating segments and corporate were as follows:

	Quarter Ended
	March 24, 2012	March 26, 2011
	(In thousands)
Fresh fruit	$1,123,655	$1,190,970
Fresh vegetables	235,921	230,210
Packaged foods	266,937	264,780
Corporate	97	144

	$1,626,610	$1,686,104

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended
	March 24, 2012	March 26, 2011
	(In thousands)
Fresh fruit EBIT	$37,483	$65,832
Fresh vegetables EBIT	7,034	12,267
Packaged foods EBIT	16,259	12,180

Total operating segments EBIT	60,776	90,279
Corporate:
Unrealized loss on cross currency swap	—	(3,787)
Unrealized gain (loss) on long-term Japanese yen hedges	944	(27,405)
Net unrealized loss on foreign denominated instruments	3,645	(5,920)
Share-based compensation	(1,721)	(1,214)
Operating and other expenses	(11,773)	(9,500)

Corporate	(8,905)	(47,826)
Interest expense	(30,836)	(35,470)
Income taxes	(3,858)	(5,140)

Income from continuing operations	17,177	1,843
Income (loss) from discontinued operations, net of income taxes	(33)	202

Net income	$17,144	$2,045

Dole’s equity earnings from equity method investments, which have been included in EBIT in the table above, relate primarily to the fresh fruit operating segment. Refer to Note 16 — Equity Method Investments for additional information.

Total assets for the three reportable operating segments, corporate and fresh-cut flowers were as follows:

	March 24, 2012	December 31, 2011
	(In thousands)
Fresh fruit	$2,151,015	$2,129,910
Fresh vegetables	502,008	487,840
Packaged foods	786,289	743,447

Total operating segments	3,439,312	3,361,197
Corporate	884,328	903,851
Fresh-cut flowers — discontinued operation	5,023	5,023

	$4,328,663	$4,270,071

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Cash Flow Hedges

A majority of Dole’s foreign currency derivative instruments are designated as cash flow hedges. Specifically, Dole designated a majority of its foreign currency exchange forward contracts as cash flow hedges of its forecasted revenue and operating expense transactions. As a result, changes in fair value of the foreign currency derivative instruments since hedge designation, to the extent effective, are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) in the accompanying condensed consolidated balance sheet and are reclassified into earnings in the same period the underlying transactions affect earnings. Any portion of a cash flow hedge deemed ineffective is recognized into current period earnings.

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

During the first quarter of 2011, Dole entered into a transaction to effectively unwind the cross currency swap by refinancing its obligation under the cross currency swap and entering into a series of long-term Japanese yen hedges that mature through December 2014. As a result of the unwind of the cross currency swap, the collateral arrangement with the counterparties was no longer required. The long-term Japanese yen hedges require Dole to buy U.S. dollars and sell Japanese yen at an exchange rate of ¥101.3. At inception, these contracts were in a liability position and the total notional amount outstanding of the long-term Japanese yen hedges was $596.3 million. At March 24, 2012 the total notional amount outstanding of the long-term Japanese yen hedges was $549.8 million. The value of these contracts will fluctuate based on changes in the exchange rate over the life of the individual forward contracts.

Dole has designated the long-term Japanese yen forward contracts as cash flow hedges of its forecasted Japanese yen revenue stream. Due to the fact that there is a significant financing element present at the inception of the long-term Japanese yen hedges, the cash inflows or outflows associated with settlement of these contracts are included within the financing activities in Dole’s condensed consolidated statement of cash flows. A portion of the long-term Japanese yen hedges are deemed ineffective. With respect to this portion, changes in the fair value of the hedges are recorded in other income (expense), net in the accompanying condensed consolidated statements of operations, because the ineffectiveness is considered to be caused by the financing element of this instrument.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

At March 24, 2012, the gross notional value of Dole’s derivative instruments were as follows:

	Average Strike Price		Notional Amount
	(In thousands, except average strike price)
Derivatives designated as cash flow hedging instruments:
Foreign currency hedges (buy/sell):
U.S. dollar/Japanese yen	JPY 101.02	/$	$ 556,127
Thai baht/U.S. dollar	THB 30.94	/$	148,282
U.S. dollar/Euro	$ 1.38	/€	111,595
Philippine peso/U.S. dollar	PHP 42.57	/$	69,861
Chilean peso/U.S. dollar	CLP 503.10	/$	14,506
Derivatives not designated as hedging instruments:
Foreign currency hedges (buy/sell):
U.S. dollar/Swedish krona	SEK 6.73	/$	3,169
South African rand/Euro	ZAR 11.21	/€	2,215
British pound sterling /U.S. dollar	$ 1.55	/£	1,602
South African rand/U.S. dollar	ZAR 8.21	/$	900
South African rand/ British pound sterling	ZAR 12.84	/£	525
Bunker fuel hedges	$562	/mt	23,333	mt

The following table presents the derivative assets (liabilities) at fair value for derivatives designated as cash flow hedging instruments:

	Balance Sheet Classification	March 24, 2012	December 31, 2011
		(In thousands)
Assets:
Foreign currency exchange contracts	Receivables, net	$4,863	$5,427

		4,863	5,427
Liabilities:
Foreign currency exchange contracts	Accrued liabilities	(45,462)	(70,730)
	Other long-term liabilities	(83,801)	(123,304)

		(129,263)	(194,034)

Total derivatives designated as cash flow hedging instruments		$(124,400)	$(188,607)

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table presents the derivative assets (liabilities) at fair value for derivatives not designated as cash flow hedging instruments:

	Balance Sheet Classification	March 24, 2012	December 31, 2011
		(In thousands)
Assets:
Foreign currency exchange contracts	Receivables, net	$403	$205
Bunker fuel hedges	Receivables, net	2,613	1,563

Total derivatives not designated as hedging instruments		$3,016	$1,768

Settlement of the foreign currency hedges will occur during 2012 through 2014 and settlement of bunker fuel hedges will occur during 2012.

The effects of the interest rate swap and foreign currency hedges designated as cash flow hedging instruments on accumulated other comprehensive income (loss) and the condensed consolidated statements of operations for the quarters ended March 24, 2012 and March 26, 2011 were as follows:

	Gains (Losses) Recognized in AOCI During			Gains (Losses) reclassified Into Income During		Gains (Losses) Recognized in Income due to Hedge Ineffectiveness or Amounts Excluded from Effectiveness Testing During
	Quarter Ended			Quarter Ended		Quarter Ended
	March 24, 2012	March 26, 2011	Income Statement Classification	March 24, 2012	March 26, 2011	March 24, 2012	March 26, 2011
	(In thousands)
Interest rate swap	$—	$—	Interest expense	$—	$3,459	$—	$—
Foreign currency hedges (1)	54,408	(1,661)	Cost of products sold	(2,816)	1,215	957	957
			Other income (expense), net	—	—	944	(682)

(1)	Amounts related to the long-term Japanese yen hedges have been included in this line item.

Unrealized gains and losses on the interest rate swap were recorded through AOCI through the de-designation date. Amounts included in AOCI as of the de-designation date were being amortized into interest expense as the quarterly payments were made through maturity of the interest rate swap in June 2011. Net unrecognized gains of $8.2 million related to the foreign currency hedges are expected to be realized into earnings in the next twelve months.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Net gains (losses) on derivatives not designated as hedging instruments, or prior to being designated as hedging instruments for the quarters ended March 24, 2012 and March 26, 2011, were as follows:

	Classification in Statement of Operations	March 24, 2012	March 26, 2011
		(In thousands)
Foreign currency exchange contracts	Cost of products sold	$171	$(253)
Bunker fuel contracts	Cost of products sold	1,535	2,573
Foreign currency exchange contracts	Other income (expense), net	41	—
Long-term Japanese yen hedges	Other income (expense), net	—	(26,723)
Cross currency swap	Other income (expense), net	—	(1,902)
Interest rate swap	Interest expense	—	(8,053)

		$1,747	$(34,358)

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

Level 3:    Unobservable inputs that are not corroborated by market data.

The following table provides a summary of the assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
	March 24, 2012	December 31, 2011
	(In thousands)
Assets:
Foreign currency exchange contracts	$5,266	$5,632
Bunker fuel contracts	2,613	1,563

	$7,879	$7,195

Liabilities:
Foreign currency exchange contracts	$(129,263)	$(194,034)

For Dole, the assets and liabilities that are required to be recorded at fair value on a recurring basis are the derivative instruments. The fair values of Dole’s derivative instruments are determined using Level 2 inputs, which are defined as “significant other observable inputs.” The fair values of the foreign currency exchange

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

contracts and bunker fuel contracts were estimated using internal discounted cash flow calculations based upon forward foreign currency exchange rates, bunker fuel futures, interest-rate yield curves or quotes obtained from brokers for contracts with similar terms less any credit valuation adjustments. Dole recorded a credit valuation adjustment at March 24, 2012 which reduced the derivative liability balances. The credit valuation adjustment was $3.6 million at March 24, 2012 and $10.5 million at December 31, 2011. For the quarter ended March 24, 2012, the net change in credit valuation adjustment resulted in an unrealized loss of $5 million, which was recorded as other income (expense), net. In addition a $1.9 million unrealized loss was recorded in AOCI. For the quarter ended March 26, 2011, the net change in credit valuation adjustment resulted in an unrealized gain of $7.8 million which was recorded as other income (expense), net in the accompanying condensed consolidated statements of operations.

The fair value of goodwill and the intangible assets recorded in connection with the acquisition of Mrs. May’s was determined using discounted cash flow models based on an internal estimate of future cash flows based on unobservable inputs, and as such, are considered to be Level 3 non-recurring fair values within the fair value hierarchy.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, Dole is required to record assets and liabilities at fair value on a nonrecurring basis. Nonfinancial assets such as goodwill, indefinite-lived intangible assets and long-lived assets are measured on an annual basis during the second quarter, or as indicators of impairment arise, and recorded at fair value only when an impairment is recognized.

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

NOTE 14 — CONTINGENCIES

Dole is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to Dole’s operations. At March 24, 2012, guarantees of $2.5 million consisted primarily of amounts advanced under third-party bank agreements to independent growers that supply Dole with product. In addition, Dole had restricted cash on deposit at March 24, 2012 of $5.6 million securing the indebtedness of several fruit suppliers. Dole has not historically experienced significant losses associated with these guarantees.

Dole issues letters of credit and bank guarantees through its ABL revolver and, in addition, separately through major banking institutions. Dole also provides bonds issued by insurance companies. These letters of credit, bank guarantees and insurance company bonds are required by certain regulatory authorities, suppliers and other operating agreements. As of March 24, 2012, total letters of credit, bank guarantees and bonds outstanding under these arrangements were $184.8 million.

Dole also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. Dole guaranteed $133.5 million of its subsidiaries’ obligations to their suppliers and other third parties as of March 24, 2012.

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

Currently there are 230 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP or seeking enforcement of Nicaragua judgments. In addition, there are 45 labor cases pending in Costa Rica under that country’s national insurance program.

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

The remaining lawsuits are pending in Latin America and the Philippines. Claimed damages in DBCP cases worldwide total approximately $45 billion ($36 billion not counting lawsuits included in the Provost & Umphrey settlement), with lawsuits in Nicaragua representing approximately 87% of this amount. Typically in these cases, Dole is a joint defendant with the major DBCP manufacturers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against Dole.

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

NOTE 15 — EARNINGS PER SHARE

	Quarter Ended
	March 24, 2012	March 26, 2011
	(In thousands, except per share data)
Income from continuing operations	$17,177	$1,843
Income (loss) from discontinued operations, net of income taxes	(33)	202
Less: Net income attributable to noncontrolling interests	(777)	(1,005)

Net income attributable to shareholders of Dole Food Company, Inc.	$16,367	$1,040

Weighted average common shares outstanding — Basic	87,760	87,572
Diluted effects of stock incentive plan	476	520

Weighted average common shares outstanding — Diluted	88,236	88,092

Earnings Per Share — Basic and Diluted
Income from continuing operations	$0.20	$0.02
Income from discontinued operations, net of income taxes	—	—
Less: Net income attributable to noncontrolling interests	(0.01)	(0.01)

Net income attributable to shareholders of Dole Food Company, Inc.	$0.19	$0.01

NOTE 16 — EQUITY METHOD INVESTMENTS

Dole’s owns 40% of the outstanding common stock of Compagnie Financière de Participations (“CF”). This is Dole’s principal equity method investment that constitutes approximately 74% of Dole’s equity method investment balance at March 24, 2012.

The table below presents summarized financial information for CF (at 100%):

	Quarter Ended
	March 24, 2012	March 26, 2011
	(In thousands)
Revenues, net	$159,872	$133,937
Gross margin	69,065	66,661
Operating income	3,172	3,809
Net income	2,317	2,351

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

The following are condensed consolidating statements of operations of Dole for the quarters ended March 24, 2012 and March 26, 2011; condensed consolidating balance sheets as of March 24, 2012 and December 31, 2011 and condensed consolidating statements of cash flows for the quarters ended March 24, 2012 and March 26, 2011.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended March 24, 2012

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
Revenues, net	$21,615	$724,859	$1,205,073	$(324,937)	$1,626,610
Cost of products sold	(16,841)	(641,343)	(1,119,341)	321,766	(1,455,759)

Gross margin	4,774	83,516	85,732	(3,171)	170,851
Selling, marketing and general and administrative expenses	(14,500)	(58,584)	(57,399)	3,171	(127,312)
Charges for restructuring	—	—	(1,331)	—	(1,331)
Gain on sale of assets	962	—	3,241	—	4,203

Operating income (loss)	(8,764)	24,932	30,243	—	46,411
Equity in subsidiary income	39,640	18,092	—	(57,732)	—
Other income (expense), net	—	—	3,008	—	3,008
Interest income	19	75	755	—	849
Interest expense	(22,290)	(34)	(8,512)	—	(30,836)

Income from continuing operations before income taxes and equity earnings	8,605	43,065	25,494	(57,732)	19,432
Income taxes	7,753	(4,344)	(7,267)	—	(3,858)
Earnings from equity method investments	9	150	1,444	—	1,603

Income from continuing operations, net of income taxes	16,367	38,871	19,671	(57,732)	17,177
Loss from discontinued operations, net of income taxes	—	—	(33)	—	(33)

Net income	16,367	38,871	19,638	(57,732)	17,144
Less: Net income attributable to noncontrolling interests	—	—	(777)	—	(777)

Net income attributable to shareholders of Dole Food Company, Inc.	$16,367	$38,871	$18,861	$(57,732)	$16,367

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended March 26, 2011

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
Revenues, net	$22,192	$761,885	$1,270,787	$(368,760)	$1,686,104
Cost of products sold	(17,638)	(672,957)	(1,154,240)	365,492	(1,479,343)

Gross margin	4,554	88,928	116,547	(3,268)	206,761
Selling, marketing and general and administrative expenses	(12,843)	(60,248)	(54,907)	3,268	(124,730)
Charges for restructuring	—	—	(2,755)	—	(2,755)

Operating income (loss)	(8,289)	28,680	58,885	—	79,276
Equity in subsidiary income	29,540	4,463	—	(34,003)	—
Other income (expense), net	—	—	(39,351)	—	(39,351)
Interest income	250	247	821	—	1,318
Interest expense	(22,796)	(22)	(12,652)	—	(35,470)

Income (loss) from continuing operations before income taxes and equity earnings	(1,295)	33,368	7,703	(34,003)	5,773
Income taxes	2,335	(4,427)	(3,048)	—	(5,140)
Earnings from equity method investments	—	225	985	—	1,210

Income from continuing operations, net of income taxes	1,040	29,166	5,640	(34,003)	1,843
Income from discontinued operations, net of income taxes	—	—	202	—	202

Net income	1,040	29,166	5,842	(34,003)	2,045
Less: Net income attributable to noncontrolling interests	—	—	(1,005)	—	(1,005)

Net income attributable to shareholders of Dole Food Company, Inc.	$1,040	$29,166	$4,837	$(34,003)	$1,040

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 24, 2012

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
ASSETS
Cash and cash equivalents	$12,328	$1,681	$91,727	$—	$105,736
Restricted cash	—	—	6,178	—	6,178
Receivables, net of allowances	116,952	132,485	489,345	—	738,782
Inventories	7,977	300,835	568,219	—	877,031
Prepaid expenses and other assets	6,868	10,556	46,836	—	64,260
Deferred income tax assets	—	21,710	8,856	(4,515)	26,051
Assets held-for-sale	12,479	3,813	7,644	—	23,936

Total current assets	156,604	471,080	1,218,805	(4,515)	1,841,974
Investments	2,601,399	1,920,067	102,539	(4,522,467)	101,538
Actively marketed land	74,814	—	—	—	74,814
Property, plant and equipment, net	134,856	268,429	497,460	—	900,745
Goodwill	—	131,818	280,897	—	412,715
Intangible assets, net	689,615	6,476	43,563	—	739,654
Other assets, net	66,985	16,029	181,033	(6,824)	257,223

Total assets	$3,724,273	$2,813,899	$2,324,297	$(4,533,806)	$4,328,663

LIABILITIES AND EQUITY
Accounts payable	$5,505	$153,874	$341,924	$—	$501,303
Accrued liabilities	60,983	173,813	291,206	(4,515)	521,487
Current portion of long-term debt, net	(1,075)	326	11,293	—	10,544
Notes payable	—	—	56,438	—	56,438

Total current liabilities	65,413	328,013	700,861	(4,515)	1,089,772
Intercompany payables (receivables)	1,339,283	(135,082)	(1,204,201)	—	—
Long-term debt, net	995,793	2,518	627,522	—	1,625,833
Deferred income tax liabilities	153,791	—	38,022	(6,824)	184,989
Other long-term liabilities	297,934	22,629	209,080	—	529,643
Equity attributable to shareholders of Dole Food Company, Inc.	872,059	2,595,821	1,926,646	(4,522,467)	872,059
Equity attributable to noncontrolling interests	—	—	26,367	—	26,367

Total equity	872,059	2,595,821	1,953,013	(4,522,467)	898,426

Total liabilities and equity	$3,724,273	$2,813,899	$2,324,297	$(4,533,806)	$4,328,663

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2011

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
ASSETS
Cash and cash equivalents	$13,558	$1,813	$106,977	$—	$122,348
Restricted cash	—	—	6,230	—	6,230
Receivables, net of allowances	106,855	122,450	455,789	—	685,094
Inventories	8,970	309,391	511,156	—	829,517
Prepaid expenses and other assets	6,647	8,934	49,750	—	65,331
Deferred income tax assets	—	21,442	9,257	(4,515)	26,184
Assets held-for-sale	13,370	3,813	58,458	—	75,641

Total current assets	149,400	467,843	1,197,617	(4,515)	1,810,345
Investments	2,485,133	1,834,271	100,629	(4,320,564)	99,469
Actively marketed land	74,814	—	—	—	74,814
Property, plant and equipment, net	135,050	268,548	507,131	—	910,729
Goodwill	—	131,818	285,044	—	416,862
Intangible assets, net	689,615	7,331	35,067	—	732,013
Other assets, net	67,299	12,982	149,658	(4,100)	225,839

Total assets	$3,601,311	$2,722,793	$2,275,146	$(4,329,179)	$4,270,071

LIABILITIES AND EQUITY
Accounts payable	$10,428	$140,638	$300,983	$—	$452,049
Liabilities related to assets held-for-sale	—	—	49,117	—	49,117
Accrued liabilities	68,906	166,166	305,407	—	540,479
Current portion of long-term debt, net	(1,060)	711	11,105	—	10,756
Notes payable	—	—	27,969	—	27,969

Total current liabilities	78,274	307,515	694,581	—	1,080,370
Intercompany payables (receivables)	1,260,604	(88,549)	(1,167,540)	(4,515)	—
Long-term debt, net	1,014,113	2,608	624,391	—	1,641,112
Deferred income tax liabilities	154,011	—	31,766	(4,100)	181,677
Other long-term liabilities	301,805	22,885	223,801	—	548,491
Equity attributable to shareholders of Dole Food Company, Inc.	792,504	2,478,334	1,842,230	(4,320,564)	792,504
Equity attributable to noncontrolling interests	—	—	25,917	—	25,917

Total equity	792,504	2,478,334	1,868,147	(4,320,564)	818,421

Total liabilities and equity	$3,601,311	$2,722,793	$2,275,146	$(4,329,179)	$4,270,071

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Quarter Ended March 24, 2012

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
OPERATING ACTIVITIES
Intercompany dividend income	$2,000	$—	$—	$(2,000)	$—
Operating activities	14,838	22,865	(51,984)	—	(14,281)

Cash flow provided by (used in) operating activities	16,838	22,865	(51,984)	(2,000)	(14,281)

INVESTING ACTIVITIES
Cash received from sales of assets and businesses, net of cash disposed	1,854	62	19,963	—	21,879
Business acquisitions, net of cash acquired	—	(14,474)	—	—	(14,474)
Capital expenditures	(213)	(5,643)	(8,140)	—	(13,996)
Restricted cash	—	—	52	—	52
Other	(430)	—	—	—	(430)

Cash flow provided by (used in) investing activities	1,211	(20,055)	11,875	—	(6,969)

FINANCING ACTIVITIES
Short-term debt borrowing (repayments), net	21	(3,134)	33,907	—	30,794
Long-term debt borrowings	296,200	270	2,366	—	298,836
Long-term debt repayments	(315,500)	(78)	(1,395)	—	(316,973)
Dividends paid to noncontrolling interests	—	—	(180)	—	(180)
Intercompany dividends	—	—	(2,000)	2,000	—
Settlement on long-term Japanese yen hedge forwards	—	—	(8,687)	—	(8,687)

Cash flow provided by (used in) financing activities	(19,279)	(2,942)	24,011	2,000	3,790

Effect of foreign currency exchange rate changes on cash	—	—	848	—	848

Decrease in cash and cash equivalents	(1,230)	(132)	(15,250)	—	(16,612)
Cash and cash equivalents at beginning of period	13,558	1,813	106,977	—	122,348

Cash and cash equivalents at end of period	$12,328	$1,681	$91,727	$—	$105,736

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Quarter Ended March 26, 2011

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$(26,827)	$7,400	$(27,456)	$—	$(46,883)

INVESTING ACTIVITIES
Cash received from sales of assets and businesses, net of cash disposed	—	863	1,734	—	2,597
Capital expenditures	(30)	(10,316)	(6,914)	—	(17,260)
Restricted cash and deposits	—	—	39,773	—	39,773
Other	(250)	—	—	—	(250)

Cash flow provided by (used in) investing activities	(280)	(9,453)	34,593	—	24,860

FINANCING ACTIVITIES
Short-term debt borrowing (repayments), net	742	1,847	(9,346)	—	(6,757)
Long-term debt borrowings	138,200	—	21	—	138,221
Long-term debt repayments	(138,200)	(71)	(695)	—	(138,966)
Dividends paid to noncontrolling interests	—	—	(180)	—	(180)

Cash flow provided by (used in) financing activities	742	1,776	(10,200)	—	(7,682)

Effect of foreign currency exchange rate changes on cash	—	—	2,136	—	2,136

Decrease in cash and cash equivalents	(26,365)	(277)	(927)	—	(27,569)
Cash and cash equivalents at beginning of period	39,080	2,714	128,353	—	170,147

Cash and cash equivalents at end of period	$12,715	$2,437	$127,426	$—	$142,578

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements, which are based on management’s assumptions and describe Dole’s future plans, strategies and expectations, are generally identifiable by the use of terms such as “anticipate,” “will,” “expect,” “believe,” “should” or similar expressions. The potential risks and uncertainties that could cause Dole’s actual results to differ materially from those expressed or implied herein are set forth in Item 1A and Item 7A of Dole’s Annual Report on Form 10-K for the year ended December 31, 2011 and include: weather-related phenomena; market responses to industry volume pressures; product and raw materials supplies and pricing; changes in interest and currency exchange rates; economic crises; quotas, tariffs and other governmental actions; and international conflict.

Overview

Significant highlights for Dole Food Company, Inc. and its consolidated subsidiaries (“Dole”) for the quarter ended March 24, 2012 were as follows:

•

Net revenues for the first quarter of 2012 were $1.6 billion, a decrease of 4% from the first quarter of 2011. Excluding the sales from our Dole Spain ripening and distribution subsidiary, which was sold in the fourth quarter of 2011, sales decreased 1%.

•

Operating income for the first quarter of 2012 was $46.4 million compared to $79.3 million in the first quarter of 2011. Earnings decreased in our fresh fruit and fresh vegetables segments, partially offset by improved results from our packaged foods segment.

•

Fresh fruit operating income decreased primarily as a result of lower banana earnings in North America and Europe, partially offset by higher earnings in the Asia banana operations. Lower pricing in North America and higher fruit costs from our Latin America sourcing operations were the main drivers of the lower banana performance.

•

Fresh vegetables operating income decreased primarily due to lower pricing for fresh-packed vegetables partially offset by higher earnings of packaged salads and fresh berries due to lower product costs.

•	Packaged foods operating income increased due to improved pricing worldwide and lower levels of marketing expenditures in North America partially offset by higher worldwide product costs.

•

Dole’s 2011 restructuring plan in the fresh fruit segment in Europe, Latin America and Asia remains on track. Full year net cash savings for fiscal 2012 are estimated at $24 million, of which $4 million has already been realized in the first quarter of 2012. The 2011 restructuring initiatives are not expected to have a significant impact on fiscal 2012 revenues. Although first quarter 2012 cost of products sold benefitted from our shipping and farming restructuring initiatives, higher purchased fruit costs from Latin America growers more than offset the benefits derived from the initiatives. The remaining $20 million of estimated net cash savings are expected to be realized in the remaining three quarters of fiscal 2012. Approximately $19 million of these savings are expected to offset cost of products sold and $1 million to offset selling, marketing and general and administrative expenses.

•

During the first quarter of 2012, Dole completed the sale of a non-core subsidiary in Germany (“German subsidiary”) which was part of the European ripening and distribution business within the fresh fruit segment. Net consideration from the sale totaled approximately $49.6 million. Of this amount, $20.6 million of cash proceeds, net of cash disposed, was collected and the remaining $29 million was recorded as notes receivable which mature on various dates through March 2022. Dole realized a gain of $27 million on the sale, of which $3.2 million was recorded during the first quarter of 2012, and $23.8 million was deferred, and will be recognized as cash on the notes receivable is collected. In addition, Dole may receive an earn-out of up to 10 million euros based on future operating performance of the business. Cash proceeds were used to pay down term loan debt during the second quarter of 2012.

Non-GAAP Financial Measures

The following is a reconciliation of earnings before interest expense and income taxes (“EBIT”) and adjusted earnings before interest expense, income taxes and depreciation and amortization (“Adjusted EBITDA”) to the most directly comparable U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) financial measure:

	Quarter Ended
	March 24, 2012	March 26, 2011
	(In thousands)
Net income	$17,144	$2,045
(Income) loss from discontinued operations, net of income taxes	33	(202)
Interest expense	30,836	35,470
Income taxes	3,858	5,140

EBIT before discontinued operations	51,871	42,453
Depreciation and amortization from continuing operations	23,624	23,353
Net unrealized (gain) loss on derivative instruments	(1,867)	3,613
(Income) loss on long-term Japanese yen hedges	(47)	27,405
Foreign currency exchange (gain) loss on vessel obligations	1,394	2,409
Net unrealized loss on foreign denominated instruments	(3,928)	6,892
Share-based compensation	2,849	1,865
Charges for restructuring	1,331	2,755
Gain on asset sales	(4,203)	—

Adjusted EBITDA	$71,024	$110,745

EBIT before discontinued operations and Adjusted EBITDA are measures commonly used by financial analysts in evaluating the performance of companies. EBIT before discontinued operations is calculated from net income by adding interest expense and income tax expense, and adding the loss or subtracting the income from discontinued operations, net of income taxes. Adjusted EBITDA is calculated from EBIT before discontinued operations by: (1) adding depreciation and amortization from continuing operations; (2) adding the net unrealized loss or subtracting the net unrealized gain on foreign currency and bunker fuel hedges and the cross currency swap which do not have a more than insignificant financing element present at contract inception; (3) adding the net loss or subtracting the net gain on the long-term Japanese yen hedges; (4) adding the foreign currency loss or subtracting the foreign currency gain on the vessel obligations; (5) adding the net unrealized loss or subtracting the net unrealized gain on foreign denominated instruments; (6) adding share-based compensation expense; (7) adding charges for restructuring; and (8) subtracting the gain on asset sales. Due to the fact that the long-term Japanese yen hedges had more than an insignificant financing element at inception (as discussed in Note 12 to the condensed consolidated financial statements), the liability is treated similar to a debt instrument and the associated cash flows are classified as a financing activity. As a result, both the realized and unrealized gains and losses related to the long-term Japanese yen hedges are subtracted from or added back to EBIT before discontinued operations when calculating Adjusted EBITDA. These adjustments have been made because management excludes these amounts when evaluating the performance of Dole.

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

Results of Operations

Selected results of operations for the quarters ended March 24, 2012 and March 26, 2011 were as follows:

	Quarter Ended
	March 24, 2012	March 26, 2011
	(In thousands)
Revenues, net	$1,626,610	$1,686,104
Operating income	46,411	79,276
Other income (expense), net	3,008	(39,351)
Interest expense	(30,836)	(35,470)
Income taxes	(3,858)	(5,140)
Net income	17,144	2,045
Less: Net income attributable to noncontrolling interests	(777)	(1,005)
Net income attributable to shareholders of Dole Food Company, Inc.	16,367	1,040

Revenues

Revenues in the quarter ended March 24, 2012 decreased 4% to $1.6 billion from $1.7 billion for the quarter ended March 26, 2011. Excluding first quarter 2011 sales from Dole Spain of $36 million, which was sold in the fourth quarter of 2011, sales decreased 1%. Fresh fruit sales decreased $67 million. Excluding first quarter 2011 sales from Dole Spain, fresh fruit sales decreased $31 million. The decrease is primarily related to lower sales in the Europe and lower pricing of bananas in North America. These factors were partially offset by improved local pricing for Asia bananas as well as higher volumes of other fresh fruit sold in Asia, higher volumes of fresh pineapples sold worldwide and higher sales of Chilean deciduous fruit. Fresh vegetables sales increased $6 million mainly due to higher sales of fresh berries and packaged salads. This was partially offset by lower pricing for fresh-packed vegetables. Packaged foods sales increased $2 million primarily due to higher sales in the North America frozen fruit and healthy snack businesses and improved global pricing, partially offset by lower worldwide volumes of packaged fruit sold. Net unfavorable foreign currency exchange movements in Dole’s selling locations resulted in lower revenues of approximately $10 million.

Operating Income

For the quarter ended March 24, 2012, operating income decreased to $46.4 million compared with $79.3 million for the quarter ended March 26, 2011. Fresh fruit operating income decreased primarily due to lower earnings in Dole’s banana operations in North America and Europe, partially offset by higher earnings in the Asia banana operations. Fresh vegetables operating income decreased due to lower pricing in all major fresh-packed vegetable product lines, partially offset by higher earnings of fresh berries and packaged salads due primarily to lower product costs. Packaged foods operating income increased primarily due to lower levels of marketing expenditures in North America, as prior year results included additional spending during the first quarter of 2011 for product launches.

Other Income (Expense), Net

For the quarter ended March 24, 2012, other income (expense), net was income of $3 million compared to a loss of $39.4 million in the prior year. The improvement was primarily due to the absence of $27.4 of unrealized losses incurred in connection with the March 2011 unwinding of the cross currency swap and entering into a series of long-term Japanese yen hedges. In addition, unrealized gains of $3.7 million were recorded during the first quarter of 2012 on Dole’s foreign denominated borrowings, compared with unrealized losses of $7.6 million recorded in the first quarter of 2011. There also was a decrease of $1 million in unrealized losses generated on Dole’s British pound sterling vessel obligation.

The cross currency swap was scheduled to mature in June 2011. During the first quarter of 2011, Dole entered into a transaction to effectively unwind the cross currency swap by refinancing its obligation under the cross currency swap and entered into a series of long-term Japanese yen hedges that mature through December 2014. The value of these contracts will continue to fluctuate based on changes in the exchange rate over the life of the individual forward contracts. Refer to Note 12 — Derivative Financial Instruments for additional information.

Interest Expense

Interest expense for the quarter ended March 24, 2012 was $30.8 million compared to $35.5 million for the quarter ended March 26, 2011. Interest expense decreased primarily as a result of lower effective borrowing rates due in part to the maturity of Dole’s interest rate swap in the second quarter of 2011 as well as Dole’s repurchase and retirement of $52.5 million of its 13.875% senior secured notes due 2014 during the third quarter of 2011.

Income Taxes

Dole recorded $3.9 million of income tax expense on $19.4 million of pretax income from continuing operations for the quarter ended March 24, 2012. Income tax expense included interest expense of $0.3 million related to Dole’s unrecognized tax benefits. Income tax expense of $5.1 million on $5.8 million of pretax income from continuing operations was recorded for the first quarter ended March 26, 2011 which included interest expense of $0.6 million related to Dole’s unrecognized tax benefits. Dole’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions. For the quarter ended March 24, 2012, Dole’s income tax expense differs from the U.S. federal statutory rate applied to Dole’s pretax income primarily due to operations in foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate. For the quarter ended March 26, 2011, Dole’s income tax expense differed from the U.S. federal statutory rate applied to Dole’s pretax income primarily due to losses in certain jurisdictions for which it is more likely than not that a tax benefit will not be realized.

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

As a result of expiration of the statute of limitations, Dole estimates its tax provision for the second quarter of 2012 will be reduced by approximately $18 million, including interest, net of tax benefits.

Segment Results of Operations

Dole has three reportable operating segments: fresh fruit, fresh vegetables and packaged foods. These reportable segments are managed separately due to differences in geography, products, production processes, distribution channels and customer bases.

The fresh fruit reportable operating segment (“fresh fruit”) primarily sells bananas, fresh pineapple and deciduous fruit, which are sourced from local growers or Company-owned or leased farms located in Latin America and Asia, with significant selling locations in North America, Western Europe and Japan. The Asia component of fresh fruit sells not only fruit, but also sources and grows vegetables for sale primarily in Japan.

The fresh vegetables reportable operating segment (“fresh vegetables”) sells packaged salads and has a line of fresh-packed products that includes iceberg and romaine lettuce, celery, and fresh berries including strawberries and blueberries. Substantially all of the sales for fresh vegetables are generated in North America.

During the fourth quarter of 2011, Dole changed the segment classification of its Asia fresh vegetables operations from the fresh vegetables operating segment to the fresh fruit operating segment, due to a change in operational reporting. The segment reporting change has been reflected for all periods presented.

The packaged foods reportable operating segment (“packaged foods”) sells and distributes packaged fruit and frozen fruit products in North America, Europe and Asia, with North America as the primary market. The largest component of packaged foods sales are FRUITBOWLS, canned pineapple and pineapple juice.

Management evaluates and monitors segment performance primarily through, among other measures, EBIT. EBIT before discontinued operations is calculated from net income by adding interest expense and income tax expense, and adding the loss or subtracting the income from discontinued operations, net of income taxes. Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to Dole as a whole. EBIT is not defined under U.S. GAAP and should not be considered in isolation or as a substitute for net income or cash flow measures prepared in accordance with U.S. GAAP or as a measure of Dole’s profitability. Additionally, Dole’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate EBIT in the same manner.

Revenues from external customers for the reportable operating segments and corporate were as follows:

	Quarter Ended
	March 24, 2012	March 26, 2011
	(In thousands)
Fresh fruit	$1,123,655	$1,190,970
Fresh vegetables	235,921	230,210
Packaged foods	266,937	264,780
Corporate	97	144

	$1,626,610	$1,686,104

EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended
	March 24, 2012	March 26, 2011
	(In thousands)
Fresh fruit EBIT	$37,483	$65,832
Fresh vegetables EBIT	7,034	12,267
Packaged foods EBIT	16,259	12,180

Total operating segments EBIT	60,776	90,279
Corporate:
Unrealized loss on cross currency swap	—	(3,787)
Unrealized gain (loss) on long-term Japanese yen hedges	944	(27,405)
Net unrealized loss on foreign denominated instruments	3,645	(5,920)
Share-based compensation	(1,721)	(1,214)
Operating and other expenses	(11,773)	(9,500)

Corporate	(8,905)	(47,826)
Interest expense	(30,836)	(35,470)
Income taxes	(3,858)	(5,140)

Income from continuing operations	17,177	1,843
Income (loss) from discontinued operations, net of income taxes	(33)	202

Net income	$17,144	$2,045

Fresh Fruit

Fresh fruit revenues for the quarter ended March 24, 2012 decreased 6% to $1.12 billion from $1.19 billion for the quarter ended March 26, 2011. Excluding sales from Dole Spain, fresh fruit revenues decreased 3% mainly due to lower sales in Europe. European sales decreased as a result of lower volumes sold, lower local pricing and unfavorable euro and Swedish krona foreign currency exchange movements. The German subsidiary which was sold at the end of the first quarter of 2012 generated revenues of approximately $115 million. As a result of the sale, there will be a reduction in revenues of approximately $410 million for the remaining three quarters of fiscal 2012. Banana sales were slightly lower as improved local pricing and favorable Japanese yen foreign currency movements in Asia bananas were offset by lower pricing of bananas in North America. Fresh pineapple sales increased due to improved volumes sold worldwide. Sales in Asia also increased due to higher volumes of other diversified fresh fruit and vegetables. Sales of Chilean deciduous fruit increased primarily as a result of higher sales volumes and improved local pricing for grapes, apples and stone fruit. Net unfavorable foreign currency exchange movements in Dole’s foreign selling locations resulted in lower revenues of approximately $10 million during the first quarter ended March 24, 2012.

Dole’s fresh fruit segment EBIT is impacted by certain items, which are included in the table below:

	Quarter Ended
	March 24, 2012	March 26, 2011
	(In thousands)
Charges for restructuring	$(1,331)	$(2,755)
Unrealized gain on foreign currency and fuel hedges	1,455	1,169
Net loss on long-term Japanese yen hedges	(897)	—
Foreign currency exchange loss on vessel obligations	(1,394)	(2,409)
Net unrealized gain on foreign denominated instruments	195	118
Share-based compensation	(693)	(378)
Gain on asset sales	4,203	—

Total	$1,538	$(4,255)

Fresh fruit EBIT for the quarter ended March 24, 2012 decreased $28.3 million to $37.5 million from $65.8 million for the quarter ended March 26, 2011. Banana EBIT decreased as a result of lower pricing in North America and higher fruit costs due to increased prices from Latin American growers. These factors were partially offset by higher earnings in Dole’s Asia banana operations and lower shipping costs in Europe. The decrease in shipping costs was due primarily to Dole’s 2011 restructuring initiatives which further reduced vessel charters, improved vessel utilization and made better use of available outside freight offerings. EBIT in Europe decreased slightly as a result of lower pricing and higher product costs.

Fresh Vegetables

Fresh vegetables revenues for the quarter ended March 24, 2012 increased 2% to $235.9 million from $230.2 million for the quarter ended March 26, 2011. Fresh berries revenues increased as a result of higher volumes for strawberries as well as sales associated with the fourth quarter 2011 SunnyRidge Farm (“SunnyRidge”) acquisition. SunnyRidge revenues for the first quarter of 2012 were $15.1 million. Packaged salads revenues increased as a result of improved pricing. Fresh-packed vegetable revenues decreased as a result of significantly lower pricing across all major vegetable product lines despite higher volumes. Lower pricing was due to oversupply conditions during the first quarter of 2012. The quarter over quarter comparison was also impacted by abnormally strong pricing in the first quarter of 2011 associated with product shortages from challenging weather conditions.

Fresh vegetables EBIT for the quarter ended March 24, 2012 decreased to $7 million from $12.3 million for the quarter ended March 26, 2011. EBIT decreased as a result of lower pricing in the fresh-packed vegetables business partially offset by lower growing costs. Earnings in the fresh berries business increased as a result of lower growing and harvesting costs partially offset by lower pricing for strawberries. SunnyRidge did not have a significant impact on EBIT during the first quarter of 2012 as earnings were impacted by amortization of intangible assets from the acquisition. Packaged salads earnings increased as result of improved pricing and lower vegetable costs due in part to production efficiencies. Fresh vegetables EBIT benefitted from lower growing and raw materials costs in the first quarter of 2012 as costs during the first quarter of 2011 were unusually high as a result of product shortages and poor growing conditions.

Packaged Foods

Packaged foods revenues for the quarter ended March 24, 2012 increased to $266.9 million from $264.8 million for the quarter ended March 26, 2011. Revenues increased primarily due to higher pricing of packaged fruit products worldwide and higher sales of frozen fruit and healthy snacks. These improvements were partially offset by lower volumes of packaged fruit products sold worldwide.

EBIT in the packaged foods segment for the quarter ended March 24, 2012 increased to $16.3 million from $12.2 million for the quarter ended March 26, 2011. The increase in EBIT was due primarily to lower marketing expenses in North America and higher global pricing. The decrease in marketing expenditures was attributable to the additional spending in the first quarter of 2011 associated with the product launches of FRUITBOWLS in 100% juice and fruit in jars in 100% juice. These improvements were partially offset by higher product costs as a result of higher purchased fruit costs and higher fuel and tinplate costs.

Corporate

Corporate EBIT was a loss of $8.9 million for the quarter ended March 24, 2012 compared to a loss of $47.8 million for the quarter ended March 26, 2011. The improvement in EBIT was primarily due to the absence of unrealized losses of $27.4 million incurred in connection with the March 2011 unwinding of the cross currency swap and entering into a series of long-term Japanese yen hedges. In addition, unrealized gains of $3.6 million were recorded during the first quarter of 2012 on foreign denominated borrowings, compared with unrealized losses of $5.9 million recorded in the first quarter of 2011. These factors were partially offset by slightly higher levels of general and administrative expenses.

Liquidity and Capital Resources

Cash flows used in operating activities were $14.3 million for the quarter ended March 24, 2012, compared to $46.9 million for the quarter ended March 26, 2011. The improvement was primarily related to lower levels of receivables due in part to timing of collections and higher levels of accounts payables due to timing of payments. In addition, lower inventory spending contributed to the reduction in cash used.

Cash flows used in investing activities were $7 million for the quarter ended March 24, 2012, compared to cash flows provided by investing activities of $24.9 million for the quarter ended March 26, 2011. The change was primarily due to the $39.7 million deposit of restricted cash. This deposit was no longer required as a result of the unwind of the cross currency swap in the first quarter of 2011. Excluding this factor, cash flows used in investing activities decreased $7.9 million primarily due to net cash proceeds received from the first quarter 2012 sale of a German subsidiary, partially offset by the first quarter 2012 acquisition of Mrs. May’s.

Cash flows provided by financing activities was $3.8 million for the quarter ended March 24, 2012, compared to cash flows used in financing activities of $7.7 million for the quarter ended March 26, 2011. The change was primarily due to approximately $20.2 million of higher borrowings, net of repayments, partially offset by approximately $8.7 million of settlements related to the long-term Japanese yen hedges.

As of March 24, 2012, Dole had a cash balance of $111.9 million including $6.2 million of restricted cash and an ABL revolver borrowing base of $321.8 million. There were $50 million outstanding under the ABL revolver at March 24, 2012. After taking into account approximately $98.4 million of outstanding letters of credit issued under the ABL revolver, and the outstanding ABL balance, Dole had approximately $173.4 million available for borrowings as of March 24, 2012. The ABL revolver matures in 2016.

Dole believes that available borrowing capacity under the revolving credit facility and subsidiaries’ uncommitted lines of credit, together with its existing cash balances, future cash flow from operations, planned asset sales and access to capital markets will enable it to meet its working capital, capital expenditure, debt maturity and other commitments and funding requirements over the next 12 months. Management’s plan is dependent upon the occurrence of future events which will be impacted by a number of factors including the general economic environment in which Dole operates, Dole’s ability to generate cash flow from its operations, and its ability to attract buyers for assets being marketed for sale. Factors impacting Dole’s cash flow from operations include, but are not limited to, product pricing, commodity prices, interest rates and foreign currency exchange rates.

Other Matters

Recently Issued and Adopted Accounting Pronouncements:    There were no recently issued accounting pronouncements that impacted Dole’s condensed consolidated financial statements. In addition, Dole did not adopt any new accounting pronouncements during the quarter ended March 24, 2012.

European Union (“EU”) Banana Import Regime:    Effective March 7, 2011, a new EU “tariff only” import regime for bananas went into force on all banana imports to the EU market from Latin America. Under terms of the agreement, there will be a gradual tariff reduction from 148 euros per metric ton in 2010 to a final tariff of 114 euro per metric ton on January 1, 2017 or January 1, 2019 (the 2019 date applies if no further trade agreements are reached in the ongoing Doha Development Agenda global trade discussions). Bananas from African, Caribbean, and Pacific countries may be imported to the EU duty-free.

In addition, the EU has negotiated several free trade areas agreements (“FTA”) that will allow for an even lower import tariff on specified volumes of banana exports from certain countries. An EU-Colombia-Peru FTA has been negotiated and an EU-Central America (i.e., Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua and Panama) FTA has been negotiated. Both of these FTAs must be translated into all EU languages and are subject to approval by all EU member states and the European Parliament before they can come into effect. Ecuador has not yet negotiated an FTA with the EU on bananas and may not benefit, like the other Latin American countries party to an FTA, unless a similar FTA can be negotiated with the EU. Dole continues to monitor these developments but cannot yet anticipate when the necessary approvals will be obtained and when, or if, these FTAs will come into force.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the quarter ended March 24, 2012, there have been no material changes in the market risk disclosure presented in Dole’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. For information regarding Dole’s derivative instruments and hedging activities, refer to Note 12 to the condensed consolidated financial statements contained in this Quarterly Report.

Item 4.  CONTROLS AND PROCEDURES

An evaluation was carried out as of March 24, 2012 under the supervision and with the participation of Dole’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act. Based upon this evaluation, Dole’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 24, 2012. No change in our internal control over financial reporting identified in connection with this evaluation that occurred during our first quarter of 2012 has materially affected, or is reasonably likely to materially affect, Dole’s internal control over financial reporting.

PART II.

OTHER INFORMATION

DOLE FOOD COMPANY, INC.

Item 1.    Legal Proceedings

For information regarding legal matters, refer to Note 14 to the condensed consolidated financial statements contained in this Quarterly Report.

Item 6.    Exhibits

Exhibit Number

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1†	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2†	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101†	The following financial information from Dole Food Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 24, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statement of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Stockholders’ Equity and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

†	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLE FOOD COMPANY, INC. REGISTRANT

By:	/s/ JOSEPH S. TESORIERO
Joseph S. Tesoriero
Executive Vice President and
Chief Financial Officer

By:	/s/ YOON J. HUGH
Yoon J. Hugh
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

May 3, 2012

EXHIBIT INDEX

Exhibit Number

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1†	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2†	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101†	The following financial information from Dole Food Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 24, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statement of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Stockholders’ Equity and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

†	Furnished herewith