Form 10-Q
period 2012-06-16
DOLE FOOD CO INC
filed 2012-07-26
CIK 18169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 16, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 20, 2012
Common Stock, $0.001 Par Value	88,946,386

DOLE FOOD COMPANY, INC.

PART I.

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended		Half Year Ended
	June 16, 2012	June 18, 2011	June 16, 2012	June 18, 2011
	(In thousands, except per share data)
Revenues, net	$1,718,455	$1,915,725	$3,345,065	$3,601,829
Cost of products sold	(1,485,322)	(1,657,519)	(2,941,081)	(3,136,862)

Gross margin	233,133	258,206	403,984	464,967
Selling, marketing and general and administrative expenses	(135,082)	(130,233)	(262,394)	(254,963)
Charges for restructuring and long-term receivables (Notes 3 and 5)	(1,938)	(5,947)	(3,269)	(8,702)
Gain on asset sales (Note 7)	1,954	11	6,157	11

Operating income	98,067	122,037	144,478	201,313
Other income (expense), net (Note 2)	(1,492)	4,337	1,516	(35,014)
Interest income	1,765	1,166	2,614	2,484
Interest expense	(30,757)	(34,837)	(61,593)	(70,307)

Income from continuing operations before income taxes and equity earnings	67,583	92,703	87,015	98,476
Income taxes	(3,967)	(13,518)	(7,825)	(18,658)
Earnings from equity method investments	1,922	3,480	3,525	4,690

Income from continuing operations, net of income taxes	65,538	82,665	82,715	84,508
Income (loss) from discontinued operations, net of income taxes	1	29	(32)	231
Gain on disposal of discontinued operations, net of income taxes	—	339	—	339

Net income	65,539	83,033	82,683	85,078
Less: Net income attributable to noncontrolling interests	(1,410)	(1,267)	(2,187)	(2,272)

Net income attributable to shareholders of Dole Food Company, Inc.	$64,129	$81,766	$80,496	$82,806

Earnings per share—Basic (Note 15):
Income from continuing operations	$0.75	$0.94	$0.94	$0.96
Net income attributable to shareholders of Dole Food Company, Inc.	$0.73	$0.93	$0.92	$0.95
Earnings per share—Diluted (Note 15):
Income from continuing operations	$0.74	$0.94	$0.94	$0.96
Net income attributable to shareholders of Dole Food Company, Inc.	$0.73	$0.93	$0.91	$0.94

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Quarter Ended		Half Year Ended
	June 16, 2012	June 18, 2011	June 16, 2012	June 18, 2011
	(In thousands)
Net income	$65,539	$83,033	$82,683	$85,078
Net foreign currency translation adjustment	(8,082)	(3,377)	(3,129)	7,526
Unrealized hedging gains (losses), net of income taxes of ($984), ($61), $652 and ($639)	(27,711)	(13,114)	25,061	(14,197)
Reclassification of realized (gains) losses to net income, net of income taxes of ($335), $379, ($534) and $680	(1,483)	8,748	1,134	13,723

Comprehensive income	28,263	75,290	105,749	92,130
Less: Comprehensive income attributable to noncontrolling interests	(1,410)	(1,287)	(2,190)	(2,295)

Comprehensive income attributable to shareholders of Dole Food Company, Inc.	$26,853	$74,003	$103,559	$89,835

See Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 16, 2012	December 31, 2011
	(In thousands, except per share data)
ASSETS
Cash and cash equivalents	$94,116	$122,348
Restricted cash	555	6,230
Receivables, net of allowances of $31,649 and $32,237, respectively	772,308	685,094
Inventories	831,755	829,517
Prepaid expenses and other assets	71,252	65,331
Deferred income tax assets	27,459	26,184
Assets held-for-sale (Note 7)	21,588	75,641

Total current assets	1,819,033	1,810,345
Investments	100,374	99,469
Actively marketed land (Note 7)	74,814	74,814
Property, plant and equipment, net of accumulated depreciation of $1,192,398 and $1,150,304, respectively	896,237	910,729
Goodwill	413,966	418,113
Intangible assets, net	737,847	732,013
Other assets, net	269,263	225,839

Total assets	$4,311,534	$4,271,322

LIABILITIES AND EQUITY
Accounts payable	$503,323	$452,049
Liabilities related to assets held-for-sale (Note 7)	—	49,117
Accrued liabilities	526,384	541,730
Current portion of long-term debt, net	8,866	10,756
Notes payable	74,757	27,969

Total current liabilities	1,113,330	1,081,621
Long-term debt, net	1,551,941	1,641,112
Deferred income tax liabilities	220,951	181,677
Other long-term liabilities	496,489	548,491
Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred stock—$0.001 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.001 par value; 300,000 shares authorized, 88,952 shares issued and outstanding as of June 16, 2012 and December 31, 2011	89	89
Additional paid-in capital	792,009	786,355
Retained earnings	189,938	109,442
Accumulated other comprehensive loss	(80,319)	(103,382)

Equity attributable to shareholders of Dole Food Company, Inc.	901,717	792,504
Equity attributable to noncontrolling interests	27,106	25,917

Total equity	928,823	818,421

Total liabilities and equity	$4,311,534	$4,271,322

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Half Year Ended
	June 16, 2012	June 18, 2011
	(In thousands)
Operating Activities
Net income	$82,683	$85,078
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	48,531	47,398
Share-based compensation expense	5,654	3,997
Net (gains) losses on financial instruments	2,921	37,238
Asset write-offs and net (gain) loss on sale of assets	(4,798)	4,222
Earnings from equity method investments	(3,525)	(4,690)
Amortization of debt discounts and debt issuance costs	5,057	5,228
Loss on early retirement of debt	433	20
Provision for deferred income taxes	18,535	11,875
Pension and other postretirement benefit plan expense	10,313	11,656
Other	520	35
Changes in operating assets and liabilities:
Receivables	(89,725)	(98,222)
Inventories	(1,421)	(64,222)
Prepaid expenses and other assets	(23,129)	(336)
Income taxes	(24,544)	(4,796)
Accounts payable	55,459	62,709
Accrued liabilities	(5,420)	(5,096)
Other long-term liabilities	(19,819)	(15,125)

Cash flow provided by operating activities	57,725	76,969
Investing Activities
Cash received from sales of assets and businesses, net of cash disposed	24,898	7,996
Business acquisitions, net of cash acquired	(15,253)	—
Capital expenditures	(34,250)	(35,946)
Restricted cash and deposits	5,675	45,114
Other	(716)	(465)

Cash flow provided by (used in) investing activities	(19,646)	16,699
Financing Activities
Short-term debt borrowings (repayments), net	52,108	(3,310)
Long-term debt borrowings	549,368	163,043
Long-term debt repayments	(643,684)	(182,975)
Net proceeds from common stock option exercises	—	312
Dividends paid to noncontrolling interests	(851)	(2,250)
Settlement of long-term Japanese yen hedge forwards	(22,855)	(2,212)

Cash flow used in financing activities	(65,914)	(27,392)

Effect of foreign currency exchange rate changes on cash	(397)	2,461

Increase (decrease) in cash and cash equivalents	(28,232)	68,737
Cash and cash equivalents at beginning of period	122,348	170,147

Cash and cash equivalents at end of period	$94,116	$238,884

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(Unaudited)

Supplemental cash flow information

At June 16, 2012 and June 18, 2011, accounts payable included approximately $2.6 million and $2.2 million, respectively, for capital expenditures.

During the first quarter of 2011, Dole effectively extinguished its cross currency swap liability by entering into a series of Japanese yen forward contracts (“long-term Japanese yen hedges”) that mature over a four year period. Refer to Note 12—Derivative Financial Instruments for additional information.

In connection with the first quarter 2012 sale of a non-core German subsidiary (“German subsidiary”), Dole has $27 million of notes receivable, of which $1 million is included in receivables and $26 million is included in other assets. Related to the sale, Dole has deferred income of $22 million of which approximately $1 million is included in accrued liabilities and approximately $21 million is included in other long-term liabilities. Of the notes receivable for which deferred income was recorded, approximately $0.8 million has been collected during the half year ended June 16, 2012, and was recognized as gain on sale of assets. Refer to Note 7—Assets Held-For-Sale and Actively Marketed Land for additional information.

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Equity Attributable to Shareholders’ of Dole Food Company, Inc.
					Accumulated Other Comprehensive Income (Loss)			Equity Attributable to Noncontrolling Interests
	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Pension & Other Postretirement Benefits	Cumulative Translation Adjustment	Unrealized Gains (Losses) on Hedges		Total Equity
Balance at January 1, 2011	88,611	$89	$776,918	$71,083	$(71,836)	$42,067	$(26,152)	$24,615	$816,784
Net income	—	—	—	82,806	—	—	—	2,272	85,078
Share-based compensation	—	—	3,997	—	—	—	—	—	3,997
Exercise of stock options	27	—	312	—	—	—	—	—	312
Issuance of restricted stock	6	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(40)	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(2,250)	(2,250)
Net foreign currency translation adjustment	—	—	—	—	—	7,503	—	23	7,526
Unrealized hedging gains (losses), net of income taxes of ($639)	—	—	—	—	—	—	(14,197)	—	(14,197)
Reclassification of realized losses to net income, net of income taxes of $680	—	—	—	—	—	—	13,723	—	13,723

Balance at June 18, 2011	88,604	$89	$781,227	$153,889	$(71,836)	$49,570	$(26,626)	$24,660	$910,973

Balance at December 31, 2011	88,952	$89	$786,355	$109,442	$(94,708)	$30,346	$(39,020)	$25,917	$818,421
Net income	—	—	—	80,496	—	—	—	2,187	82,683
Share-based compensation	—	—	5,654	—	—	—	—	—	5,654
Dividends paid	—	—	—	—	—	—	—	(851)	(851)
Disposal of noncontrolling interest	—	—	—	—	—	—	—	(150)	(150)
Net foreign currency translation adjustment	—	—	—	—	—	(3,132)	—	3	(3,129)
Unrealized hedging gains (losses), net of income taxes of $652	—	—	—	—	—	—	25,061	—	25,061
Reclassification of realized losses to net income, net of income taxes of ($534)	—	—	—	—	—	—	1,134	—	1,134

Balance at June 16, 2012	88,952	$89	$792,009	$189,938	$(94,708)	$27,214	$(12,825)	$27,106	$928,823

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) include all adjustments necessary, which are of a normal recurring nature, to present fairly Dole’s financial position, results of operations and cash flows. Dole operates under a 52/53-week year. The quarters ended June 16, 2012 and June 18, 2011 are twelve weeks in duration. For a summary of significant accounting policies and additional information relating to Dole’s financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of Dole’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

In March 2003, Dole completed a going-private merger transaction. As a result of the transaction, Dole became wholly-owned by David H. Murdock, Dole’s Chairman. In October 2009, Dole completed a $446 million initial public offering of its common stock and received proceeds of $415 million. Dole’s chairman, David H. Murdock, and his affiliates beneficially own 51,710,000 common shares, or approximately 58.1% of Dole’s outstanding common shares.

NOTE 2—OTHER INCOME (EXPENSE), NET

Included in other income (expense), net in Dole’s condensed consolidated statements of operations for the quarters and half years ended June 16, 2012 and June 18, 2011 are the following items:

	Quarter Ended		Half Year Ended
	June 16, 2012	June 18, 2011	June 16, 2012	June 18, 2011
	(In thousands)
Unrealized gain (loss) on long-term Japanese yen hedges	$(1,543)	$4,825	$(599)	$(22,580)
Unrealized gain (loss) on foreign denominated borrowings	(626)	(581)	3,121	(8,147)
Realized loss on foreign denominated borrowings	(10)	(15)	(339)	(100)
Foreign currency exchange gain (loss) on vessel obligation	891	(130)	(503)	(2,539)
Loss on early retirement of debt	(433)	(20)	(433)	(20)
Unrealized loss on cross currency swap	—	—	—	(3,787)
Realized gain on cross currency swap	—	—	—	1,885
Other	229	258	269	274

Other income (expense), net	$(1,492)	$4,337	$1,516	$(35,014)

Refer to Note 12—Derivative Financial Instruments for further discussion regarding Dole’s long-term Japanese yen hedges and cross currency swap.

NOTE 3—CHARGES FOR RESTRUCTURING

As a result of challenging market conditions in Dole’s fresh fruit operations, Dole committed to a restructuring plan during the third quarter of 2010 in its fresh fruit segment in Europe, Latin America and

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

2010 Restructuring Plan

Dole incurred restructuring costs of $0.5 million and $0.7 million during the quarter and half year ended June 16, 2012, related to the 2010 plan. Dole has incurred cumulative restructuring costs of $42 million since the third quarter of 2010 for this plan. Of these costs, $20.8 million were paid or will be paid in cash, with the remaining amounts related to the non-cash write-down of long-lived assets and deferred crop-growing costs of $13.2 million as well as pension-related settlement charges of $8 million. Severance charges relating to employee terminations involved approximately 3,580 employees.

Dole expects to incur additional restructuring charges of approximately $0.4 million during the remainder of fiscal 2012 related to the 2010 plan. These additional charges will primarily consist of contract termination costs.

The following table summarizes restructuring charges related to the 2010 plan:

	Charges Incurred in Half Year 2012	Cumulative Charges Incurred	Additional Charges to be Incurred	Total Charges
	(In thousands)
Severance and other employee-related costs	$174	$8,792	$—	$8,792
Contract termination and other costs	48	11,965	395	12,360
Pension-related settlement charges	—	7,982	—	7,982
Asset write-downs	445	7,956	—	7,956

Subtotal	667	36,695	395	37,090
Inventory write-downs recorded in costs of products sold	—	5,294	—	5,294

	$667	$41,989	$395	$42,384

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A rollforward of activity for Dole’s restructuring liabilities related to the 2010 plan, which are classified in accrued liabilities in the accompanying condensed consolidated balance sheets, is summarized as follows:

	Balance as of December 31, 2011	Charges	Cash Payments	Non-cash	Balance as of June 16, 2012
	(In thousands)
Severance and other employee-related costs	$85	$174	$(259)	$—	$—
Contract termination and other costs	3,715	48	(558)	—	3,205

	$3,800	$222	$(817)	$—	$3,205

2011 Restructuring Plan

Dole incurred restructuring costs of $0.4 million and $1.6 million during the quarter and half year ended June 16, 2012, related to the 2011 plan. Dole has incurred cumulative restructuring costs of $11.8 million since the third quarter of 2011 for this plan. Of these costs, $8.3 million were paid or will be paid in cash, with the remaining amounts related to the non-cash write-down of long-lived assets of $3.4 million as well as pension-related settlement charges of $0.1 million. Severance charges relating to employee terminations involved approximately 475 employees.

Dole expects to incur additional restructuring charges of approximately $1.6 million during the remainder of fiscal 2012 related to the 2011 plan. These additional charges will primarily consist of employee severance and contract termination costs. Approximately 60 additional employees are expected to be impacted by these initiatives.

The following table summarizes restructuring charges related to the 2011 plan:

	Charges/ (Adjustments) Incurred in Half Year 2012	Cumulative Charges Incurred	Additional Charges to be Incurred	Total Charges
	(In thousands)
Severance and other employee-related costs	$(29)	$413	$1,211	$1,624
Contract termination and other costs	1,601	7,895	418	8,313
Pension-related settlement charges	—	86	—	86
Asset write-downs	—	3,410	—	3,410

	$1,572	$11,804	$1,629	$13,433

A rollforward of activity for Dole’s restructuring liabilities related to the 2011 plan, which are classified in accrued liabilities in the accompanying condensed consolidated balance sheets, is summarized as follows:

	Balance as of December 31, 2011	Charges/ (Adjustments)	Cash Payments	Non-cash	Balance as of June 16, 2012
	(In thousands)
Severance and other employee-related costs	$194	$(29)	$(165)	$—	$—
Contract termination and other costs	4,235	1,601	(4,344)	(4)	1,488

	$4,429	$1,572	$(4,509)	$(4)	$1,488

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 4—INCOME TAXES

Dole recorded $7.8 million of income tax expense on $87 million of pretax income from continuing operations for the half year ended June 16, 2012. Income tax expense included an interest benefit of $3.2 million related to Dole’s unrecognized tax benefits. Income tax expense of $18.7 million on $98.5 million of pretax income from continuing operations was recorded for the half year ended June 18, 2011 which included an interest benefit of $2.6 million related to Dole’s unrecognized tax benefits. Dole’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions. For the half year ended June 16, 2012, Dole’s income tax expense differs from the U.S. federal statutory rate applied to Dole’s pretax income primarily due to a decrease in Dole’s total amount of unrecognized tax benefits of $17 million as a result of the expiration of the statute of limitations concerning certain transfer pricing items. Including interest, net of tax benefits, the total amount recorded for this item was $18.7 million which was partially offset by an increase in Dole’s U.S. federal valuation allowance. For the half year ended June 18, 2011, Dole’s income tax expense differed from the U.S. federal statutory rate applied to Dole’s pretax income primarily due to operations in foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate. Income tax expense for the half year ended June 18, 2011 also benefitted by $8.4 million, including tax and interest, due to a favorable court ruling in Ecuador relating to a non-U.S. unrecognized tax benefit.

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

Dole recognizes accrued interest and penalties related to its unrecognized tax benefits as a component of income taxes in the accompanying condensed consolidated statements of operations. Accrued interest and penalties before tax benefits were $7.1 million and $10.6 million at June 16, 2012 and December 31, 2011, respectively, and are included as a component of other long-term liabilities in the accompanying condensed consolidated balance sheets. The decrease in interest expense of $3.5 million for the half year ended June 16, 2012 includes a reduction of $0.3 million included in the net assets of a German subsidiary sold during the first quarter.

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

NOTE 5—LONG-TERM RECEIVABLES

At June 16, 2012, Dole’s long-term financing receivables consisted of $15.1 million of grower advances, net of allowances, $7 million of note receivable related to the sale of the fresh-cut flowers business, $26 million of notes receivable related to the sale of a German subsidiary and net long-term trade receivables of $2.3 million. These assets have been included in other assets in the accompanying condensed consolidated balance sheet as of June 16, 2012.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Dole monitors the collectability of these grower advances through periodic review of financial information received from these growers. At June 16, 2012, these advances had an allowance for credit losses of $13.6 million, and approximately $4.7 million of the net grower advances were 90 days past due. Dole’s historical losses on its long-term grower advances have been immaterial and Dole expects this to continue. During the half year ended June 16, 2012, the allowance for grower advances increased by $1 million, which related to an increase in the provision that was recorded to cost of products sold.

At June 16, 2012, Dole has a $7 million note receivable from the buyer of the fresh-cut flowers business. This receivable is secured by properties that have an estimated fair value in excess of the note, which was due in January 2011. Two of the three Colombian companies that have granted mortgages in such properties to secure their guaranties of such note are currently under reorganization pursuant to Colombian Law 1116. Dole is currently renegotiating with the buyer the terms of the note, including the timing of payment and the interest rate. Dole believes that based on its position in the reorganization, that the note will be collected. During the second quarter of 2012, Dole received a cash payment of $2.9 million from the owner of certain properties. In exchange, Dole released the mortgages on such properties. Subsequent to such cash payment, the party that made the payment gave Dole written notice pursuant to which Dole allocated $1.3 million to repayment of principal on the note receivable and remainder to interest.

During the fourth quarter of 2011, Dole entered into an agreement to sell a German subsidiary. The sale was completed during the first quarter of 2012. Net consideration from the sale totaled approximately $49.6 million. Of this amount, $20.6 million of cash proceeds, net of cash disposed, was collected and the remaining $29 million (€22 million) was recorded as notes receivable denominated in euros, which mature on various dates through March 2022. During the second quarter of 2012, $0.8 million (€0.6 million) was collected on the notes receivable. Of the remaining $27 million (€21.4 million) notes receivable, approximately $26 million was recorded as long-term notes receivable, of which $21 million have annual minimum payment requirements based on the financial performance of the business. $22 million of the notes receivables are collateralized by the business, and the remaining long-term note receivable of $5 million is fully secured by property that has an estimated fair value in excess of the note.

Dole has gross long-term trade receivables of $19.1 million due from a customer in Eastern Europe, for which it is likely that payment will not be received during the next year. During fiscal 2010 and 2009, Dole recorded provisions for bad debt of $11.4 million and $4.4 million, respectively. During the second quarter of 2012, Dole recorded provisions for bad debt of $1 million which is included in charges for restructuring and long-term receivables, bringing the total allowance for bad debt to $16.8 million. The net receivable of $2.3 million represents management’s best estimate of its net realizable value after consideration of collateral securing the receivables.

NOTE 6—INVENTORIES

The major classes of inventories were as follows:

	June 16, 2012	December 31, 2011
	(In thousands)
Finished products	$438,173	$414,640
Raw materials and work in progress	150,840	131,287
Crop-growing costs	187,464	224,149
Operating supplies and other	55,278	59,441

	$831,755	$829,517

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 7—ASSETS HELD-FOR-SALE AND ACTIVELY MARKETED LAND

Dole continuously reviews its assets in order to identify those assets that do not meet Dole’s future strategic direction or internal economic return criteria. As a result of this review, Dole has identified and is in the process of selling certain long-lived assets. Accordingly, Dole has assets classified as either held-for-sale or actively marketed land.

Total assets held-for-sale by segment were as follows:

	Fresh Fruit	Fresh Vegetables	Packaged Foods	Fresh-Cut Flowers— Discontinued Operation	Total Assets Held-for-Sale
	(In thousands)
Balance as of December 31, 2011	$66,805	$599	$3,214	$5,023	$75,641
Additions	43	—	—	—	43
Sales	(51,748)	—	—	—	(51,748)
Reclassifications	(2,348)	—	—	—	(2,348)

Balance as of June 16, 2012	$12,752	$599	$3,214	$5,023	$21,588

Assets held-for-sale included on Dole’s consolidated balance sheet as of June 16, 2012 consisted of property, plant and equipment, net of accumulated depreciation.

Total liabilities related to assets held-for-sale by segment were as follows:

	Fresh Fruit	Fresh Vegetables	Packaged Foods	Fresh-Cut Flowers— Discontinued Operation	Total Liabilities Held-for-Sale
	(In thousands)
Balance as of December 31, 2011	$49,117	$—	$—	$—	$49,117
Sales	(49,117)	—	—	—	(49,117)

Balance as of June 16, 2012	$—	$—	$—	$—	$—

Gains on asset sales by segment were as follows:

	Quarter Ended		Half Year Ended
	June 16, 2012	June 18, 2011	June 16, 2012	June 18, 2011
	(In thousands)
Fresh Fruit	$1,954	$11	$6,157	$11
Fresh Vegetables	—	—	—	—
Packaged Foods	—	—	—	—

Total from Continuing Operations	1,954	11	6,157	11
Fresh-Cut Flowers—Discontinued Operations	—	339	—	339

	$1,954	$350	$6,157	$350

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Proceeds from asset sales by segment were as follows:

	Quarter Ended		Half Year Ended
	June 16, 2012	June 18, 2011	June 16, 2012	June 18, 2011
	(In thousands)
Fresh Fruit	$1,955	$1,329	$24,397	$1,329
Fresh Vegetables	—	—	—	—
Packaged Foods	—	—	—	—

Total from Continuing Operations	1,955	1,329	24,397	1,329
Fresh-Cut Flowers—Discontinued Operations	1,279	2,912	1,279	2,912

	$3,234	$4,241	$25,676	$4,241

Fresh Fruit

During the fourth quarter of 2011, Dole entered into an agreement to sell a German subsidiary which was part of the European ripening and distribution business within the fresh fruit segment. The sale was completed during the first quarter of 2012. Net consideration from the sale totaled approximately $49.6 million. Of this amount, $20.6 million of cash proceeds, net of cash disposed, was collected and the remaining $29 million (€22 million) was recorded as notes receivable, which mature on various dates through March 2022. Dole realized a gain of $27 million on the sale, of which $3.2 million was recorded during the first quarter of 2012, resulting in deferred income of $23.8 million (€18 million), which will be recognized as cash on the notes receivable are collected. During the second quarter of 2012, $0.8 million was collected and recorded as a gain on the sale. In addition, Dole may receive an earn-out of up to €10 million based on future operating performance of the business.

Additionally, during the first quarter of 2012, Dole sold 230 acres of land in Hawaii. Dole received net cash proceeds of $1.8 million and recorded a gain of $1 million. At June 16, 2012, the asset held-for-sale balance in the fresh fruit reporting segment included approximately 2,050 acres of land in Hawaii. During the second quarter of 2012, Dole completed the sale of farm land in Honduras. Dole received cash proceeds of $1.2 million and recorded a gain of $1.2 million.

Packaged Foods

At June 16, 2012, the assets held-for-sale balance in the packaged foods reporting segment consisted of approximately 400 acres of peach orchards located in California.

Fresh-Cut Flowers—Discontinued Operation

At June 16, 2012, the assets held-for-sale balance in the fresh-cut flowers—discontinued operation consisted of a portion of the real estate of the former flowers division. Dole collected $1.3 million of long-term receivables during the second quarter ended June 16, 2012 related to the sale of the fresh-cut flowers—discontinued operation. Refer to Note 5—Long-Term Receivables for additional information.

Actively Marketed Land

Included in actively marketed land is land that does not meet Dole’s future strategic direction or internal economic return criteria. The land that has been identified is available for sale in its present condition and an

DOLE FOO0D COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

active program is underway to sell the properties. Dole is actively marketing these properties at a price that is in excess of book value but the timing of sale is uncertain. At June 16, 2012, actively marketed land consisted of approximately 14,200 acres of Hawaii land in the fresh fruit segment, with a net book value of $74.8 million.

NOTE 8—GOODWILL AND INTANGIBLE ASSETS

Goodwill has been allocated to Dole’s reporting segments as follows:

	Fresh Fruit	Fresh Vegetables	Packaged Foods	Total
	(In thousands)
Balance as of December 31, 2011	$272,743	$84,759	$60,611	$418,113
Additions	—	—	6,853	6,853
Disposals	(11,000)	—	—	(11,000)

Balance as of June 16, 2012	$261,743	$84,759	$67,464	$413,966

During the first quarter of 2012, Dole completed the sale of a German subsidiary in the fresh fruit segment. As a result of the sale, $11 million of goodwill attributable to this subsidiary was written-off. Refer to Note 7—Assets-Held-For-Sale for further information.

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

Dole’s Fresh Vegetables goodwill balance as of December 31, 2011 has been retrospectively adjusted to reflect an increase in goodwill and a corresponding increase in accrued liabilities of $1.3 million related to the fourth quarter 2011 SunnyRidge Farms (“SunnyRidge”) acquisition. During the second quarter of 2012, Dole was able to determine the amount of additional consideration owed to the former shareholders of SunnyRidge related to certain tax matters.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Details of Dole’s intangible assets were as follows:

	June 16, 2012	December 31, 2011
	(In thousands)
Amortized intangible assets:
Customer relationships	$66,601	$59,501
Other amortized intangible assets	17,824	15,231

	84,425	74,732
Accumulated amortization—customer relationships	(34,267)	(31,755)
Other accumulated amortization	(1,926)	(579)

Accumulated amortization—intangible assets	(36,193)	(32,334)

Amortized intangible assets, net	48,232	42,398
Indefinite-lived intangible assets:
Trademark and trade names	689,615	689,615

	$737,847	$732,013

Amortization expense of intangible assets totaled $2.2 million and $0.8 million in the quarters ended June 16, 2012 and June 18, 2011, respectively, and $3.9 million and $1.7 million for the half years ended June 16, 2012 and June 18, 2011, respectively.

As of June 16, 2012, the estimated amortization expense associated with Dole’s intangible assets for the remainder of 2012 and in each of the next four fiscal years is as follows (in thousands):

Fiscal Year	Amount
2012 (remainder of the year)	$4,529
2013	$6,654
2014	$5,998
2015	$5,998
2016	$5,522
Thereafter	$19,531

Dole performed its annual impairment test for goodwill for all of its reporting units during the second quarter of 2012. In performing the valuations, Dole estimated the fair value of its reporting units using a combination of a market approach based on revenue and earnings before interest expense, income taxes, depreciation and amortization multiples of comparable public companies that are engaged in similar lines of business, and using an income approach based on expected future cash flows that are discounted at rates that reflect the risks associated with the current market. In determining the estimated cash flows for each of the reporting units, Dole considered recent economic and industry trends in estimating the expected future cash flows, which are subject to change based upon market conditions. As a result of the test, Dole concluded that goodwill was not impaired. Reasonably possible fluctuations in the market guideline multiples, cash flow estimates, and the discount rates used do not indicate that there is an impairment of goodwill.

In addition, Dole also performed its annual impairment test for its DOLE® trademark during the second quarter of 2012. Dole estimated the fair value of its trademark using the relief-from-royalty method. The

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

relief-from-royalty method estimates the royalty expense that could be avoided in the operating business as a result of owning the respective trademark. The royalty savings are measured by applying a royalty rate to projected sales and then discounting by a discount rate that reflects the risks associated with the current market. The royalty rate is determined based on market data. As a result of the test, Dole concluded that the value of the trademark was not impaired. The fair value estimate is most sensitive to the royalty rate used. Reasonably possible changes to the royalty rate and the discount rate do not indicate impairment for the DOLE trademark.

NOTE 9—NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:

	June 16, 2012	December 31, 2011
	(In thousands)
Unsecured debt:
8.75% debentures due 2013	$155,000	$155,000
Secured debt:
13.875% notes due 2014	174,904	174,904
8% notes due 2016	315,000	315,000
Revolving credit facility	—	69,300
Term loan facilities	872,095	895,500
Contracts and notes, at a weighted average interest rate of 3.2% in 2012 (3.8% in 2011) through 2018	5,448	7,294
Capital lease obligations, at a weighted average interest rate of 2.8% in 2012 (3.0% in 2011)	57,747	57,000
Notes payable, at a weighted average interest rate of 2.2% in 2012 (3.1% in 2011)	74,757	27,969
Unamortized debt discounts	(19,387)	(22,130)

	1,635,564	1,679,837
Notes payable and current maturities, net of unamortized debt discounts	(83,623)	(38,725)

	$1,551,941	$1,641,112

Notes Payable

Dole borrows funds primarily on a short-term basis to finance current operations. The terms of these borrowings range from one month to six months. Dole’s notes payable at June 16, 2012 consist primarily of foreign borrowings in Asia and Latin America.

2011 Refinancing

Dole’s senior secured term loan and the asset-based lending senior secured revolving credit facility (“ABL revolver”) were amended and restated on July 8, 2011 (“2011 Refinancing”). The amendments reduced borrowing rates on the ABL revolver, with an opportunity to also reduce future borrowing rates on the term loan and eliminated the financial maintenance covenants of total leverage ratio and minimum interest coverage ratio (such covenants had been in the previous term loan facilities, but not the revolving credit facility). The amended credit facilities included $872.1 million of term debt due 2018 and provided a $350 million revolving credit facility due 2016. During the third quarter of fiscal 2011, Dole incurred debt issuance costs of $13 million.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Term Loans and Revolving Credit Facility

As of June 16, 2012, the term loan facilities consisted of $312.6 million of Term Loan B and $559.5 million of Term Loan C. The term loan facilities bear interest, at Dole’s option, at a rate per annum equal to either (i) the London Interbank Offer Rate (“LIBOR”) plus 3.75%, with a LIBOR floor of 1.25%; or (ii) a base rate plus 2.75%. Interest on the term loan facilities is payable quarterly in arrears or at maturity of LIBOR contracts. The weighted average variable interest rate at June 16, 2012 for Term Loan B and Term Loan C was 4.98%. The term loan facilities require quarterly principal payments, plus a balloon payment due in 2018.

As of June 16, 2012, there was no balance outstanding under the ABL revolver. Amounts outstanding under the ABL revolver bear interest, at Dole’s option, at a rate per annum equal to either (i) LIBOR plus 1.75% to 2.25%, or (ii) a base rate plus 0.75% to 1.25%, in each case, based upon Dole’s historical borrowing availability under this facility. As of June 16, 2012, the borrowing base for the ABL revolver was $330.6 million. After taking into account approximately $91.1 million of outstanding letters of credit issued under the ABL revolver, Dole had approximately $239.5 million available for borrowings as of June 16, 2012. The ABL revolver matures in 2016.

Covenants

Provisions under the senior secured credit facilities and the indentures governing Dole’s senior secured notes and debentures require Dole to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments, liens, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. The ABL revolver also contains a “springing covenant,” which would not be effective unless the availability under the ABL revolver were to fall below the greater of (i) $35 million and (ii) 12.5% of the lesser of the Total Commitment (as defined) and the borrowing base. To date, the springing covenant has never been effective and Dole does not currently anticipate that the springing covenant will become effective. At June 16, 2012, Dole was in compliance with all applicable covenants.

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

Debt Issuance Costs

Debt issuance costs are capitalized and amortized into interest expense over the term of the underlying debt. During the quarter and half year ended June 16, 2012, Dole amortized deferred debt issuance costs of $1.3 million and $2.6 million, respectively. During the quarter and half year ended June 18, 2011, Dole amortized deferred debt issuance costs of $1.3 million and $2.8 million, respectively.

Debt discounts are amortized into interest expense over the term of the underlying debt. During the quarter and half year ended June 16, 2012, Dole amortized debt discounts of $1.3 million and $2.5 million, respectively. During the quarter and half year ended June 18, 2011, Dole amortized debt discounts of $1.1 million and $2.3 million, respectively.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair Value of Debt

Dole estimates the fair value of its secured and unsecured notes and debentures based on current quoted market prices. The term loans are traded between institutional investors on the secondary loan market, and the fair values of the term loans are based on the last available trading price.

The carrying values and estimated fair values of Dole’s debt are summarized below:

	June 16, 2012		December 31, 2011
	Carrying Values	Estimated Fair Values	Carrying Values	Estimated Fair Values
	(In thousands)
Secured and unsecured notes and debentures	$635,645	$693,610	$633,970	$694,314
Term loans	861,967	867,735	884,304	888,784

Carrying values are net of debt discounts.

NOTE 10—EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for Dole’s U.S. and international pension plans and other postretirement benefit (“OPRB”) plans were as follows:

	U.S. Pension Plans		International Pension Plans		OPRB Plans
	Quarter Ended		Quarter Ended		Quarter Ended
	June 16, 2012	June 18, 2011	June 16, 2012	June 18, 2011	June 16, 2012	June 18, 2011
	(In thousands)
Service cost	$42	$43	$1,807	$1,459	$16	$18
Interest cost	3,222	3,440	1,648	1,599	481	482
Expected return on plan assets	(3,529)	(3,779)	(98)	(104)	—	—
Amortization of:
Unrecognized net loss	1,871	1,525	403	211	18	15
Unrecognized prior service cost (benefit)	—	—	88	97	(814)	(813)
Unrecognized net transition obligation	—	—	—	1	—	—
Restructuring related settlements and other	—	—	—	1,155	—	1,731

	$1,606	$1,229	$3,848	$4,418	$(299)	$1,433

	U.S. Pension Plans		International Pension Plans		OPRB Plans
	Half Year Ended		Half Year Ended		Half Year Ended
	June 16, 2012	June 18, 2011	June 16, 2012	June 18, 2011	June 16, 2012	June 18, 2011
	(In thousands)
Service cost	$84	$86	$3,616	$2,911	$32	$35
Interest cost	6,444	6,880	3,297	3,187	962	964
Expected return on plan assets	(7,058)	(7,558)	(196)	(207)	—	—
Amortization of:
Unrecognized net loss	3,742	3,050	802	421	36	30
Unrecognized prior service cost (benefit)	—	—	180	194	(1,628)	(1,626)
Unrecognized net transition obligation	—	—	—	1	—	—
Restructuring related settlements and other	—	—	—	1,557	—	1,731

	$3,212	$2,458	$7,699	$8,064	$(598)	$1,134

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 11—SEGMENT INFORMATION

Dole has three reportable operating segments: fresh fruit, fresh vegetables and packaged foods. These reportable segments are managed separately due to differences in geography, products, production processes, distribution channels and customer bases.

The fresh fruit reportable operating segment (“fresh fruit”) primarily sells bananas, fresh pineapple and deciduous fruit, which are sourced from local growers or Company-owned or leased farms located in Latin America and Asia, with significant selling locations in North America, Western Europe and Japan. The Asia component of fresh fruit not only sells fruit, but also sources and grows vegetables for sale primarily in Japan.

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

The packaged foods reportable operating segment (“packaged foods”) sells and distributes packaged fruit and frozen fruit products in North America, Europe and Asia, with North America as the primary market. The largest component of packaged foods sales are FRUIT BOWLS®, canned pineapple and pineapple juice.

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

Revenues from external customers for the reportable operating segments and corporate were as follows:

	Quarter Ended		Half Year Ended
	June 16, 2012	June 18, 2011	June 16, 2012	June 18, 2011
	(In thousands)
Fresh fruit	$1,138,546	$1,384,313	$2,262,201	$2,575,283
Fresh vegetables	288,563	258,890	524,484	489,100
Packaged foods	291,248	272,341	558,185	537,121
Corporate	98	181	195	325

	$1,718,455	$1,915,725	$3,345,065	$3,601,829

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended		Half Year Ended
	June 16, 2012	June 18, 2011	June 16, 2012	June 18, 2011
	(In thousands)
Fresh fruit EBIT	$88,962	$107,634	$126,445	$173,467
Fresh vegetables EBIT	10,252	5,597	17,286	17,863
Packaged foods EBIT	17,546	25,881	33,805	38,061

Total operating segments EBIT	116,760	139,112	177,536	229,391
Corporate:
Unrealized loss on cross currency swap	—	—	—	(3,787)
Unrealized gain (loss) on long-term Japanese yen hedges	(1,543)	4,825	(599)	(22,580)
Net unrealized gain (loss) on foreign denominated instruments	(547)	(514)	3,098	(6,434)
Share-based compensation	(1,721)	(1,362)	(3,442)	(2,576)
Loss on early retirement of debt	(433)	(20)	(433)	(20)
Operating and other expenses	(12,254)	(11,021)	(24,027)	(20,521)

Corporate	(16,498)	(8,092)	(25,403)	(55,918)
Interest expense	(30,757)	(34,837)	(61,593)	(70,307)
Income taxes	(3,967)	(13,518)	(7,825)	(18,658)

Income from continuing operations	65,538	82,665	82,715	84,508
Income (loss) from discontinued operations, net of income taxes	1	29	(32)	231
Gain from disposal of discontinued operations, net of income taxes	—	339	—	339

Net income	$65,539	$83,033	$82,683	$85,078

Dole’s equity earnings from equity method investments, which have been included in EBIT in the table above, relate primarily to the fresh fruit operating segment.

Total assets for the three reportable operating segments, corporate and fresh-cut flowers were as follows:

	June 16, 2012	December 31, 2011
	(In thousands)
Fresh fruit	$2,149,303	$2,129,910
Fresh vegetables	480,005	489,091
Packaged foods	789,052	743,447

Total operating segments	3,418,360	3,362,448
Corporate	888,151	903,851
Fresh-cut flowers—discontinued operation	5,023	5,023

	$4,311,534	$4,271,322

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 12—DERIVATIVE FINANCIAL INSTRUMENTS

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

Cash Flow Hedges

A majority of Dole’s foreign currency derivative instruments are designated as cash flow hedges. Specifically, Dole designated a majority of its foreign currency exchange forward contracts as cash flow hedges of its forecasted revenue and operating expense transactions. As a result, changes in fair value of the foreign currency derivative instruments since hedge designation, to the extent effective, are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) in the accompanying condensed consolidated balance sheet and are reclassified into earnings in the same period the underlying transactions affect earnings. Any portion of a cash flow hedge deemed ineffective are recognized into current period earnings.

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

During the first quarter of 2011, Dole entered into a transaction to effectively unwind the cross currency swap by refinancing its obligation under the cross currency swap and entering into a series of long-term Japanese yen hedges that mature through December 2014. As a result of the unwind of the cross currency swap, the collateral arrangement with the counterparties was no longer required. The long-term Japanese yen hedges require Dole to buy U.S. dollars and sell Japanese yen at an exchange rate of ¥101.3. At inception, these contracts were in a liability position of approximately $159 million and the total notional amount outstanding of the long-term Japanese yen hedges was $596.3 million. At June 16, 2012 the liability was approximately $145 million, and the total notional amount outstanding of the long-term Japanese yen hedges was $495.5 million. The value of these contracts will fluctuate based on changes in the exchange rate over the life of the individual forward contracts.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

At June 16, 2012, the gross notional value of Dole’s derivative instruments were as follows:

	Average Strike Price	Notional Amount
	(In thousands, except average strike price)
Derivatives designated as cash flow hedging instruments:
Foreign currency hedges (buy/sell):
U.S. dollar/Japanese yen	JPY 101.1 /$	$499,561
Thai baht/U.S. dollar	THB 31 /$	102,679
U.S. dollar/Euro	USD 1.38 /€	71,123
Philippine peso/U.S. dollar	PHP 42.52 /$	52,421
Chilean peso/U.S. dollar	CLP 505.13/$	9,079
Derivatives not designated as cash flow hedging instruments:
Foreign currency hedges (buy/sell):
U.S. dollar/Swedish krona	SEK 7.16 /$	3,510
South African rand/U.S. dollar	ZAR 8.32 /$	2,150
British pound sterling /U.S. dollar	USD 1.55 /£	1,046
South African rand/ British pound sterling	ZAR 13 /£	£600
South African rand/Euro	ZAR 10.48 /€	€425
Bunker fuel hedges	USD 562 /mt	16,333	mt

The following table presents the derivative assets (liabilities) at fair value for derivatives designated as cash flow hedging instruments:

	Balance Sheet Classification	June 16, 2012	December 31, 2011
		(In thousands)
Assets:
Foreign currency exchange contracts	Receivables, net	$6,080	$5,427

		6,080	5,427
Liabilities:
Foreign currency exchange contracts	Accrued liabilities	(57,950)	(70,730)
	Other long-term liabilities	(89,464)	(123,304)

		(147,414)	(194,034)

Total derivatives designated as cash flow hedging instruments		$(141,334)	$(188,607)

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the derivative assets (liabilities) at fair value for derivatives not designated as cash flow hedging instruments:

	Balance Sheet Classification	June 16, 2012	December 31, 2011
		(In thousands)
Assets:
Foreign currency exchange contracts	Receivables, net	$14	$205
Bunker fuel hedges	Receivables, net	26	1,563

		40	1,768
Liabilities:
Foreign currency exchange contracts	Accrued liabilities	(128)	—

Total derivatives not designated as hedging instruments		$(88)	$1,768

Settlement of the foreign currency hedges will occur during 2012 through 2014 and settlement of bunker fuel hedges will occur during 2012.

The effects of the interest rate swap and foreign currency hedges designated as cash flow hedging instruments on accumulated other comprehensive income (loss) and the condensed consolidated statements of operations for the quarters and half years ended June 16, 2012 and June 18, 2011 were as follows:

	Gains (Losses) Recognized in AOCI During Quarter Ended			Gains (Losses) Reclassified Into Income During Quarter Ended		Gains (Losses) Recognized in Income due to Hedge Ineffectiveness or Amounts Excluded from Effectiveness Testing During Quarter Ended
	June 16, 2012	June 18, 2011	Income Statement Classification	June 16, 2012	June 18, 2011	June 16, 2012	June 18, 2011
	(In thousands)
Interest rate swap	$—	$—	Interest expense	$—	$(3,185)	$—	$—
Foreign currency hedges (1)	(28,695)	(13,247)	Cost of products sold	1,148	(5,184)	1,155	(2,426)
			Other income (expense), net	—	—	(1,543)	4,825

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Gains (Losses) Recognized in AOCI During Half Year Ended			Gains (Losses) Reclassified Into Income During Half Year Ended		Gains (Losses) Recognized in Income due to Hedge Ineffectiveness or Amounts Excluded from Effectiveness Testing During Half Year Ended
	June 16, 2012	June 18, 2011	Income Statement Classification	June 16, 2012	June 18, 2011	June 16, 2012	June 18, 2011
	(In thousands)
Interest rate swap	$—	$—	Interest expense	$—	$(6,644)	$—	$—
Foreign currency hedges (1)	25,713	(14,908)	Cost of products sold	(1,668)	(6,399)	2,112	(790)
			Other income (expense), net	—	—	(599)	4,143

(1)	Amounts related to the long-term Japanese yen hedges have been included in this line item.

Unrealized gains and losses on the interest rate swap were recorded through AOCI through the de-designation date. Amounts included in AOCI as of the de-designation date were being amortized into interest expense as the quarterly payments were made through maturity of the interest rate swap in June 2011. Net unrecognized losses of $3.1 million related to the foreign currency hedges are expected to be realized into earnings in the next twelve months.

Net gains (losses) on derivatives not designated as cash flow hedging instruments, or prior to being designated as cash flow hedging instruments for the quarters and half years ended June 16, 2012 and June 18, 2011, were as follows:

		Quarter Ended
	Classification in Statement of Operations	June 16, 2012	June 18, 2011
		(In thousands)
Foreign currency exchange contracts	Cost of products sold	$65	$(605)
Bunker fuel contracts	Cost of products sold	(1,906)	239
Foreign currency exchange contracts	Other income (expense), net	(9)	—
Interest rate swap	Interest expense	—	(10,889)

		$(1,850)	$(11,255)

		Half Year Ended
	Classification in Statement of Operations	June 16, 2012	June 18, 2011
		(In thousands)
Foreign currency exchange contracts	Cost of products sold	$236	$(858)
Bunker fuel contracts	Cost of products sold	(372)	2,812
Foreign currency exchange contracts	Other income (expense), net	32	—
Long-term Japanese yen hedges	Other income (expense), net	—	(26,723)
Cross currency swap	Other income (expense), net	—	(1,902)
Interest rate swap	Interest expense	—	(18,942)

		$(104)	$(45,613)

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 13—FAIR VALUE MEASUREMENTS

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

Level 3: Unobservable inputs that are not corroborated by market data.

The following table provides a summary of the assets (liabilities) measured at fair value on a recurring basis:

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
	June 16, 2012	December 31, 2011
	(In thousands)
Assets:
Foreign currency exchange contracts	$6,094	$5,632
Bunker fuel contracts	26	1,563

	$6,120	$7,195

Liabilities:
Foreign currency exchange contracts	$(147,542)	$(194,034)

For Dole, the assets and liabilities that are required to be recorded at fair value on a recurring basis are the derivative instruments. The fair values of Dole’s derivative instruments are determined using Level 2 inputs, which are defined as “significant other observable inputs.” The fair values of the foreign currency exchange contracts and bunker fuel contracts were estimated using internal discounted cash flow calculations based upon forward foreign currency exchange rates, bunker fuel futures, interest-rate yield curves or quotes obtained from brokers for contracts with similar terms less any credit valuation adjustments. Dole recorded a credit valuation adjustment at June 16, 2012 which reduced the derivative liability balances. The credit valuation adjustment was $2.6 million at June 16, 2012 and $10.5 million at December 31, 2011. For the half year ended June 16, 2012, the net change in credit valuation adjustment resulted in an unrealized loss of $6.3 million, which was recorded as other income (expense), net. In addition a $1.6 million unrealized loss was recorded in AOCI. For the half year ended June 18, 2011, the net change in credit valuation adjustment resulted in an unrealized gain of $6 million, which was recorded as other income (expense), net. For the quarter ended June 16, 2012, the net change in credit valuation adjustment resulted in an unrealized loss of $1.3 million which was recorded as other income (expense), net in the accompanying condensed consolidated statements of operations. In addition, a $0.3 million unrealized gain was recorded in AOCI. For the quarter ended June 18, 2011, the net change in the credit valuation adjustment resulted in a loss of $1.8 million, which was recorded as other income (expense), net.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value of goodwill and the intangible assets recorded in connection with the acquisition of Mrs. May’s was determined using discounted cash flow models based on an internal estimate of future cash flows based on unobservable inputs, and as such, are considered to be Level 3 non-recurring fair values within the fair value hierarchy.

During the second quarter of 2012, $1 million of long-term trade receivables were written down to their estimated fair values based on Level 3 inputs.

The goodwill and indefinite-lived intangible asset impairment analysis was performed in the second quarter of 2012 using a combination of discounted cash flow models and market multiples. The discounted cash flow models used estimates and assumptions including pricing and volume data, anticipated growth rates, profitability levels, tax rates and discount rates. Refer to Note 8—Goodwill and Intangible Assets for additional information.

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

NOTE 14—CONTINGENCIES

Dole is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to Dole’s operations. At June 16, 2012, guarantees of $10.5 million consisted primarily of amounts advanced under third-party bank agreements to independent growers that supply Dole with product. Dole has not historically experienced significant losses associated with these guarantees.

Dole issues letters of credit and bank guarantees through its ABL revolver and, in addition, separately through major banking institutions. Dole also provides bonds issued by insurance companies. These letters of credit, bank guarantees and insurance company bonds are required by certain regulatory authorities, suppliers and other operating agreements. As of June 16, 2012, total letters of credit, bank guarantees and bonds outstanding under these arrangements were $177.7 million.

Dole also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. Dole guaranteed $136.2 million of its subsidiaries’ obligations to their suppliers and other third parties as of June 16, 2012.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Currently there are 242 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP or seeking enforcement of Nicaragua judgments. In addition, there are 50 labor cases pending in Costa Rica under that country’s national insurance program.

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

Of the 201 lawsuits not included in the Provost & Umphrey settlement, 25 are currently pending in various jurisdictions in the United States. One case in Los Angeles Superior Court, the last remaining lawsuit brought in the United States by Nicaraguan plaintiffs, was dismissed after the Court found that the plaintiffs and their representatives engaged in blatant fraud, witness tampering and active manipulation. On March 11, 2011, the Court issued a final Statement of Decision, followed on March 31, 2011 by a Judgment, that vacates the prior judgment and dismisses all plaintiffs’ claims with prejudice. Plaintiffs filed a notice of appeal of that judgment on May 6, 2011, and briefing is expected to be completed in the third quarter of 2012. Nine cases were recently filed in Delaware State and Federal courts. Seven of those cases, however, were filed by the same plaintiffs that had filed seven cases in Louisiana Federal Court in 2011, all of which are subject to pending motions for

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

summary judgment. The remaining lawsuits are pending in Latin America and the Philippines. Claimed damages in DBCP cases worldwide total approximately $45 billion ($36 billion not counting lawsuits included in the Provost & Umphrey settlement), with lawsuits in Nicaragua representing approximately 87% of this amount. Typically in these cases, Dole is a joint defendant with the major DBCP manufacturers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against Dole.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NOTE 15—EARNINGS PER SHARE

	Quarter Ended		Half Year Ended
	June 16, 2012	June 18, 2011	June 16, 2012	June 18, 2011
	(In thousands, except per share data)
Income from continuing operations	$65,538	$82,665	$82,715	$84,508
Income (loss) from discontinued operations, net of income taxes	1	29	(32)	231
Gain on disposal of discontinued operations, net of income taxes	—	339	—	339
Less: Net income attributable to noncontrolling interests	(1,410)	(1,267)	(2,187)	(2,272)

Net income attributable to shareholders of Dole Food Company, Inc.	$64,129	$81,766	$80,496	$82,806

Weighted average common shares outstanding—Basic	87,760	87,587	87,760	87,580
Diluted effects of stock incentive plan	611	535	543	522

Weighted average common shares outstanding—Diluted	88,371	88,122	88,303	88,102

Earnings Per Share—Basic
Income from continuing operations	$0.75	$0.94	$0.94	$0.96
Income from discontinued operations, net of income taxes	—	—	—	—
Gain on disposal of discontinued operations, net of income taxes	—	—	—	—
Less: Net income attributable to noncontrolling interests	(0.02)	(0.01)	(0.02)	(0.01)

Net income attributable to shareholders of Dole Food Company, Inc.	$0.73	$0.93	$0.92	$0.95

Earnings Per Share—Diluted
Income from continuing operations	$0.74	$0.94	$0.94	$0.96
Income from discontinued operations, net of income taxes	—	—	—	—
Gain on disposal of discontinued operations, net of income taxes	—	—	—	—
Less: Net income attributable to noncontrolling interests	(0.01)	(0.01)	(0.03)	(0.02)

Net income attributable to shareholders of Dole Food Company, Inc.	$0.73	$0.93	$0.91	$0.94

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 16—GUARANTOR FINANCIAL INFORMATION

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

The following are condensed consolidating statements of operations of Dole for the quarters and half years ended June 16, 2012 and June 18, 2011; condensed consolidating balance sheets as of June 16, 2012 and December 31, 2011 and condensed consolidating statements of cash flows for the half years ended June 16, 2012 and June 18, 2011.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended June 16, 2012

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
Revenues, net	$22,231	$775,310	$1,260,257	$(339,343)	$1,718,455
Cost of products sold	(18,000)	(688,377)	(1,115,101)	336,156	(1,485,322)

Gross margin	4,231	86,933	145,156	(3,187)	233,133
Selling, marketing and general and administrative expenses	(15,977)	(62,486)	(59,806)	3,187	(135,082)
Charges for restructuring and long-term receivables	—	—	(1,938)	—	(1,938)
Gain on sale of assets	—	—	1,954	—	1,954

Operating income (loss)	(11,746)	24,447	85,366	—	98,067
Equity in subsidiary income	83,396	60,316	—	(143,712)	—
Other income (expense), net	—	—	(1,492)	—	(1,492)
Interest income	614	288	863	—	1,765
Interest expense	(22,199)	(15)	(8,543)	—	(30,757)

Income from continuing operations before income taxes and equity earnings	50,065	85,036	76,194	(143,712)	67,583
Income taxes	14,073	(1,787)	(16,253)	—	(3,967)
Earnings from equity method investments	(9)	110	1,821	—	1,922

Income from continuing operations, net of income taxes	64,129	83,359	61,762	(143,712)	65,538
Income from discontinued operations, net of income taxes	—	—	1	—	1

Net income	64,129	83,359	61,763	(143,712)	65,539
Less: Net income attributable to noncontrolling interests	—	—	(1,410)	—	(1,410)

Net income attributable to shareholders of Dole Food Company, Inc.	$64,129	$83,359	$60,353	$(143,712)	$64,129

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended June 18, 2011

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
Revenues, net	$24,277	$789,054	$1,507,761	$(405,367)	$1,915,725
Cost of products sold	(18,986)	(702,800)	(1,338,044)	402,311	(1,657,519)

Gross margin	5,291	86,254	169,717	(3,056)	258,206
Selling, marketing and general and administrative expenses	(13,828)	(57,457)	(62,004)	3,056	(130,233)
Charges for restructuring	—	—	(5,947)	—	(5,947)
Gain on asset sales	11	—	—	—	11

Operating income (loss)	(8,526)	28,797	101,766	—	122,037
Equity in subsidiary income	104,238	79,850	—	(184,088)	—
Other income (expense), net	(6)	—	4,343	—	4,337
Interest income	230	156	780	—	1,166
Interest expense	(22,702)	(19)	(12,116)	—	(34,837)

Income (loss) from continuing operations before income taxes and equity earnings	73,234	108,784	94,773	(184,088)	92,703
Income taxes	8,532	(4,684)	(17,366)	—	(13,518)
Earnings from equity method investments	—	67	3,413	—	3,480

Income from continuing operations, net of income taxes	81,766	104,167	80,820	(184,088)	82,665
Income from discontinued operations, net of income taxes	—	—	29	—	29
Gain on disposal of discontinued operations, net of income taxes	—	—	339	—	339

Net income	81,766	104,167	81,188	(184,088)	83,033
Less: Net income attributable to noncontrolling interests	—	—	(1,267)	—	(1,267)

Net income attributable to shareholders of Dole Food Company, Inc.	$81,766	$104,167	$79,921	$(184,088)	$81,766

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Half Year Ended June 16, 2012

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
Revenues, net	$43,846	$1,500,169	$2,465,330	$(664,280)	$3,345,065
Cost of products sold	(34,841)	(1,329,720)	(2,234,442)	657,922	(2,941,081)

Gross margin	9,005	170,449	230,888	(6,358)	403,984
Selling, marketing and general and administrative expenses	(30,477)	(121,070)	(117,205)	6,358	(262,394)
Charges for restructuring and long-term receivables	—	—	(3,269)	—	(3,269)
Gain on sale of assets	962	—	5,195	—	6,157

Operating income (loss)	(20,510)	49,379	115,609	—	144,478
Equity in subsidiary income	123,036	78,408	—	(201,444)	—
Other income (expense), net	—	—	1,516	—	1,516
Interest income	633	363	1,618	—	2,614
Interest expense	(44,489)	(49)	(17,055)	—	(61,593)

Income from continuing operations before income taxes and equity earnings	58,670	128,101	101,688	(201,444)	87,015
Income taxes	21,826	(6,131)	(23,520)	—	(7,825)
Earnings from equity method investments	—	260	3,265	—	3,525

Income from continuing operations, net of income taxes	80,496	122,230	81,433	(201,444)	82,715
Loss from discontinued operations, net of income taxes	—	—	(32)	—	(32)

Net income	80,496	122,230	81,401	(201,444)	82,683
Less: Net income attributable to noncontrolling interests	—	—	(2,187)	—	(2,187)

Net income attributable to shareholders of Dole Food Company, Inc.	$80,496	$122,230	$79,214	$(201,444)	$80,496

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Half Year Ended June 18, 2011

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
Revenues, net	$46,469	$1,550,939	$2,778,548	$(774,127)	$3,601,829
Cost of products sold	(36,624)	(1,375,757)	(2,492,284)	767,803	(3,136,862)

Gross margin	9,845	175,182	286,264	(6,324)	464,967
Selling, marketing and general and administrative expenses	(26,671)	(117,705)	(116,911)	6,324	(254,963)
Charges for restructuring	—	—	(8,702)	—	(8,702)
Gain on asset sales	11	—	—	—	11

Operating income (loss)	(16,815)	57,477	160,651	—	201,313
Equity in subsidiary income	133,778	84,313	—	(218,091)	—
Other income (expense), net	(6)	—	(35,008)	—	(35,014)
Interest income	480	403	1,601	—	2,484
Interest expense	(45,498)	(41)	(24,768)	—	(70,307)

Income (loss) from continuing operations before income taxes and equity earnings	71,939	142,152	102,476	(218,091)	98,476
Income taxes	10,867	(9,111)	(20,414)	—	(18,658)
Earnings from equity method investments	—	292	4,398	—	4,690

Income from continuing operations, net of income taxes	82,806	133,333	86,460	(218,091)	84,508
Income from discontinued operations, net of income taxes	—	—	231	—	231
Gain on disposal of discontinued operations, net of income taxes	—	—	339	—	339

Net income	82,806	133,333	87,030	(218,091)	85,078
Less: Net income attributable to noncontrolling interests	—	—	(2,272)	—	(2,272)

Net income attributable to shareholders of Dole Food Company, Inc.	$82,806	$133,333	$84,758	$(218,091)	$82,806

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 16, 2012

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
ASSETS
Cash and cash equivalents	$12,263	$3,143	$78,710	$—	$94,116
Restricted cash	—	—	555	—	555
Receivables, net of allowances	102,643	139,692	529,973	—	772,308
Inventories	8,943	276,933	545,879	—	831,755
Prepaid expenses and other assets	5,766	12,002	53,484	—	71,252
Deferred income tax assets	—	21,978	9,996	(4,515)	27,459
Assets held-for-sale	12,479	3,813	5,296	—	21,588

Total current assets	142,094	457,561	1,223,893	(4,515)	1,819,033
Investments	2,648,532	1,944,442	101,274	(4,593,874)	100,374
Actively marketed land	74,814	—	—	—	74,814
Property, plant and equipment, net	134,724	268,455	493,058	—	896,237
Goodwill	—	131,818	282,148	—	413,966
Intangible assets, net	689,615	6,023	42,209	—	737,847
Other assets, net	63,864	20,595	192,383	(7,579)	269,263

Total assets	$3,753,643	$2,828,894	$2,334,965	$(4,605,968)	$4,311,534

LIABILITIES AND EQUITY
Accounts payable	$5,881	$167,466	$329,976	$—	$503,323
Accrued liabilities	66,954	163,353	300,592	(4,515)	526,384
Current portion of long-term debt, net	(1,090)	333	9,623	—	8,866
Notes payable	—	—	74,757	—	74,757

Total current liabilities	71,745	331,152	714,948	(4,515)	1,113,330
Intercompany payables (receivables)	1,396,690	(171,240)	(1,225,450)	—	—
Long-term debt, net	945,996	2,436	603,509	—	1,551,941
Deferred income tax liabilities	178,100	—	50,430	(7,579)	220,951
Other long-term liabilities	259,395	23,436	213,658	—	496,489
Equity attributable to shareholders of Dole Food Company, Inc.	901,717	2,643,110	1,950,764	(4,593,874)	901,717
Equity attributable to noncontrolling interests	—	—	27,106	—	27,106

Total equity	901,717	2,643,110	1,977,870	(4,593,874)	928,823

Total liabilities and equity	$3,753,643	$2,828,894	$2,334,965	$(4,605,968)	$4,311,534

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2011

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
ASSETS
Cash and cash equivalents	$13,558	$1,813	$106,977	$—	$122,348
Restricted cash	—	—	6,230	—	6,230
Receivables, net of allowances	106,855	122,450	455,789	—	685,094
Inventories	8,970	309,391	511,156	—	829,517
Prepaid expenses and other assets	6,647	8,934	49,750	—	65,331
Deferred income tax assets	—	21,442	9,257	(4,515)	26,184
Assets held-for-sale	13,370	3,813	58,458	—	75,641

Total current assets	149,400	467,843	1,197,617	(4,515)	1,810,345
Investments	2,485,133	1,834,271	100,629	(4,320,564)	99,469
Actively marketed land	74,814	—	—	—	74,814
Property, plant and equipment, net	135,050	268,548	507,131	—	910,729
Goodwill	—	131,818	286,295	—	418,113
Intangible assets, net	689,615	7,331	35,067	—	732,013
Other assets, net	67,299	12,982	149,658	(4,100)	225,839

Total assets	$3,601,311	$2,722,793	$2,276,397	$(4,329,179)	$4,271,322

LIABILITIES AND EQUITY
Accounts payable	$10,428	$140,638	$300,983	$—	$452,049
Liabilities related to assets held-for-sale	—	—	49,117	—	49,117
Accrued liabilities	68,906	166,166	306,658	—	541,730
Current portion of long-term debt, net	(1,060)	711	11,105	—	10,756
Notes payable	—	—	27,969	—	27,969

Total current liabilities	78,274	307,515	695,832	—	1,081,621
Intercompany payables (receivables)	1,260,604	(88,549)	(1,167,540)	(4,515)	—
Long-term debt, net	1,014,113	2,608	624,391	—	1,641,112
Deferred income tax liabilities	154,011	—	31,766	(4,100)	181,677
Other long-term liabilities	301,805	22,885	223,801	—	548,491
Equity attributable to shareholders of Dole Food Company, Inc.	792,504	2,478,334	1,842,230	(4,320,564)	792,504
Equity attributable to noncontrolling interests	—	—	25,917	—	25,917

Total equity	792,504	2,478,334	1,868,147	(4,320,564)	818,421

Total liabilities and equity	$3,601,311	$2,722,793	$2,276,397	$(4,329,179)	$4,271,322

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Half Year Ended June 16, 2012

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
OPERATING ACTIVITIES
Intercompany dividend income	$2,000	$—	$—	$(2,000)	$—
Operating activities	64,873	32,721	(39,869)	—	57,725

Cash flow provided by (used in) operating activities	66,873	32,721	(39,869)	(2,000)	57,725

INVESTING ACTIVITIES
Cash received from sales of assets and businesses, net of cash disposed	3,143	62	21,693	—	24,898
Business acquisitions, net of cash acquired	—	(15,253)	—	—	(15,253)
Capital expenditures	(396)	(15,537)	(18,317)	—	(34,250)
Restricted cash	—	—	5,675	—	5,675
Other	(716)	—	—	—	(716)

Cash flow provided by (used in) investing activities	2,031	(30,728)	9,051	—	(19,646)

FINANCING ACTIVITIES
Short-term debt borrowings (repayments), net	(111)	121	52,098	—	52,108
Long-term debt borrowings	546,600	270	2,498	—	549,368
Long-term debt repayments	(616,688)	(1,205)	(25,791)	—	(643,684)
Dividends paid to noncontrolling interests	—	—	(851)	—	(851)
Intercompany dividends	—	—	(2,000)	2,000	—
Settlement on long-term Japanese yen hedge forwards	—	—	(22,855)	—	(22,855)

Cash flow provided by (used in) financing activities	(70,199)	(814)	3,099	2,000	(65,914)

Effect of foreign currency exchange rate changes on cash	—	—	(397)	—	(397)

Increase (decrease) in cash and cash equivalents	(1,295)	1,179	(28,116)	—	(28,232)
Cash and cash equivalents at beginning of period	13,558	1,813	106,977	—	122,348

Cash and cash equivalents at end of period	$12,263	$2,992	$78,861	$—	$94,116

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Half Year Ended June 18, 2011

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$65,026	$11,161	$782	$—	$76,969

INVESTING ACTIVITIES
Cash received from sales of assets and businesses, net of cash disposed	2,519	881	4,596	—	7,996
Capital expenditures	(41)	(16,995)	(18,910)	—	(35,946)
Restricted cash and deposits	—	—	45,114	—	45,114
Other	(465)	—	—	—	(465)

Cash flow provided by (used in) investing activities	2,013	(16,114)	30,800	—	16,699

FINANCING ACTIVITIES
Short-term debt borrowings (repayments), net	517	4,001	(7,828)	—	(3,310)
Long-term debt borrowings	163,000	—	43	—	163,043
Long-term debt repayments	(168,282)	(157)	(14,536)	—	(182,975)
Proceeds from stock option exercises	312	—	—	—	312
Dividends paid to noncontrolling interests	—	—	(2,250)	—	(2,250)
Settlement of long-term Japanese yen hedge forwards	—	—	(2,212)	—	(2,212)

Cash flow provided by (used in) financing activities	(4,453)	3,844	(26,783)	—	(27,392)

Effect of foreign currency exchange rate changes on cash	—	—	2,461	—	2,461

Increase (decrease) in cash and cash equivalents	62,586	(1,109)	7,260	—	68,737
Cash and cash equivalents at beginning of period	39,080	2,714	128,353	—	170,147

Cash and cash equivalents at end of period	$101,666	$1,605	$135,613	$—	$238,884

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

Overview

Significant highlights for Dole Food Company, Inc. and its consolidated subsidiaries (“Dole”) for the quarter and half year ended June 16, 2012 were as follows:

•

Net revenues for the second quarter of 2012 were $1.7 billion, a decrease of 10% from the second quarter of 2011. Excluding the sales from both our German ripening and distribution subsidiary, which was sold during the first quarter of 2012 and our Dole Spain ripening and distribution subsidiary, which was sold in the fourth quarter of 2011 (“European divested businesses”), as well as sales from SunnyRidge Farms, which was acquired in the fourth quarter of 2011 (“berry acquisition”), sales were comparable.

•

Operating income for the second quarter of 2012 was $98 million compared to $122 million in the second quarter of 2011. Earnings decreased in our fresh fruit and packaged foods segments, partially offset by improved results from our fresh vegetables segment.

•

Fresh fruit operating income decreased primarily as a result of lower banana earnings worldwide, partially offset by higher earnings in our Chilean deciduous fruit business and North America fresh pineapples operations. Lower pricing in North America and Asia were the main drivers of the lower banana performance.

•

Fresh vegetables operating income increased primarily due to higher earnings of packaged salads and fresh berries, partially offset by lower pricing for fresh-packed vegetables. Packaged salads and fresh berries earnings increased as a result of improved pricing. In addition, fresh berries earnings benefitted from our berry acquisition.

•

Packaged foods operating income decreased due to higher worldwide product costs and higher marketing expenses in North America to support new frozen fruit products, partially offset by improved pricing worldwide.

•

Dole’s 2011 restructuring plan in the fresh fruit segment in Europe, Latin America and Asia remains on track. Full year net cash savings for fiscal 2012 are estimated at $23 million, of which $8 million has already been realized in the first half of 2012. The 2011 restructuring initiatives are not expected to have a significant impact on fiscal 2012 revenues. Although first half 2012 cost of products sold benefitted from our shipping and farming restructuring initiatives, higher purchased fruit costs from Latin America growers more than offset the benefits derived from the initiatives. The remaining $15 million of estimated net cash savings are expected to be realized in the remaining two quarters of fiscal 2012. Approximately $14 million of these savings are expected to reduce cost of products sold and $1 million to reduce selling, marketing and general and administrative expenses.

Non-GAAP Financial Measures

The following is a reconciliation of earnings before interest expense, income taxes and discontinued operations (“EBIT before discontinued operations”) and adjusted earnings before interest expense, income taxes and depreciation and amortization (“Adjusted EBITDA”) to the most directly comparable U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) financial measure:

	Quarter Ended		Half Year Ended
	June 16, 2012	June 18, 2011	June 16, 2012	June 18, 2011
	(In thousands)
Net income	$65,539	$83,033	$82,683	$85,078
(Income) loss from discontinued operations, net of income taxes	(1)	(29)	32	(231)
Gain on disposal of discontinued operations, net of income taxes	—	(339)	—	(339)
Interest expense	30,757	34,837	61,593	70,307
Income taxes	3,967	13,518	7,825	18,658

EBIT before discontinued operations	100,262	131,020	152,133	173,473
Depreciation and amortization from continuing operations	24,907	24,045	48,531	47,398
Net unrealized loss on derivative instruments	2,694	2,281	827	5,894
(Gain) loss on long-term Japanese yen hedges	985	(4,966)	938	22,439
Foreign currency exchange (gain) loss on vessel obligations	(891)	130	503	2,539
Net unrealized (gain) loss on foreign denominated instruments	1,057	555	(2,871)	7,447
Share-based compensation	2,805	2,132	5,654	3,997
Charges for restructuring and long-term receivables	1,938	5,947	3,269	8,702
Loss on early retirement of debt	433	20	433	20
Gain on asset sales	(1,954)	(11)	(6,157)	(11)

Adjusted EBITDA	$132,236	$161,153	$203,260	$271,898

EBIT before discontinued operations and Adjusted EBITDA are measures commonly used by financial analysts in evaluating the performance of companies. EBIT before discontinued operations is calculated from net income by adding interest expense and income tax expense, and adding the loss or subtracting the income from discontinued operations, net of income taxes. Adjusted EBITDA is calculated from EBIT before discontinued operations by: (1) adding depreciation and amortization from continuing operations; (2) adding the net unrealized loss or subtracting the net unrealized gain on foreign currency and bunker fuel hedges and the cross currency swap which do not have a more than insignificant financing element present at contract inception; (3) adding the net loss or subtracting the net gain on the long-term Japanese yen hedges; (4) adding the foreign currency loss or subtracting the foreign currency gain on the vessel obligations; (5) adding the net unrealized loss or subtracting the net unrealized gain on foreign denominated instruments; (6) adding share-based compensation expense; (7) adding charges for restructuring and long-term receivables; (8) adding loss on early retirement of debt; and (9) subtracting the gain on asset sales. Due to the fact that the long-term Japanese yen hedges had more than an insignificant financing element at inception (as discussed in Note 12 to the condensed consolidated financial statements), the liability is treated similar to a debt instrument and the associated cash flows are classified as a financing activity. As a result, both the realized and unrealized gains and losses related to the long-term Japanese yen hedges are subtracted from or added back to EBIT before discontinued operations when calculating Adjusted EBITDA. These adjustments have been made because management excludes these amounts when evaluating the performance of Dole.

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

Results of Operations

Selected results of operations for the quarters and half years ended June 16, 2012 and June 18, 2011 were as follows:

	Quarter Ended		Half Year Ended
	June 16, 2012	June 18, 2011	June 16, 2012	June 18, 2011
	(In thousands)
Revenues, net	$1,718,455	$1,915,725	$3,345,065	$3,601,829
Operating income	98,067	122,037	144,478	201,313
Other income (expense), net	(1,492)	4,337	1,516	(35,014)
Interest expense	(30,757)	(34,837)	(61,593)	(70,307)
Income taxes	(3,967)	(13,518)	(7,825)	(18,658)
Net income	65,539	83,033	82,683	85,078
Less: Net income attributable to noncontrolling interests	(1,410)	(1,267)	(2,187)	(2,272)
Net income attributable to shareholders of Dole Food Company, Inc.	64,129	81,766	80,496	82,806

Revenues

Revenues in the quarter ended June 16, 2012 decreased 10% to $1.7 billion from $1.9 billion for the quarter ended June 18, 2011. Excluding second quarter 2011 sales from Dole’s European divested businesses of $199 million as well as second quarter 2012 sales from the berry acquisition of $26 million, sales were comparable. Fresh vegetables sales increased $30 million mainly due to higher sales of fresh berries and packaged salads. The increase was partially offset by lower pricing for fresh-packed vegetables. Packaged foods sales increased $19 million primarily due to higher sales in the North America frozen fruit and healthy snack businesses and improved global pricing, partially offset by lower volumes of packaged fruit sold in North America and Europe. Fresh fruit sales decreased $246 million. Excluding second quarter 2011 sales from Dole’s European divested businesses, fresh fruit sales decreased $47 million. The decrease is primarily related to lower sales in Europe and lower pricing of bananas in North America and Asia. These factors were partially offset by higher volumes of Asia bananas and higher sales of other fresh fruit sold in Asia. Net unfavorable foreign currency exchange movements in Dole’s selling locations resulted in lower revenues of approximately $31 million.

Revenues in the half year ended June 16, 2012 decreased 7% to $3.3 billion from $3.6 billion for the half year ended June 18, 2011. Excluding sales from Dole’s European divested businesses of $235 million, as well as half year 2012 sales from the berry acquisition of $41 million, sales decreased 2%. Fresh fruit revenues decreased $78.1 million due primarily to the same factors that impacted sales during the second quarter as well as higher volumes of fresh pineapples sold in North America and Asia during the first quarter of 2012. Fresh vegetables sales increased $35.4 million due primarily to the same factors that impacted sales during the second quarter. Packaged foods sales increased $21.1 million due primarily to the same factors that impacted sales during the second quarter. Net unfavorable foreign currency exchange movements in Dole’s selling locations resulted in lower revenues of approximately $42 million.

Operating Income

For the quarter ended June 16, 2012, operating income decreased to $98.1 million compared with $122 million for the quarter ended June 18, 2011. Fresh fruit operating income decreased primarily due to lower earnings in Dole’s banana operations worldwide, partially offset by higher earnings in Dole’s Chilean deciduous fruit business and North America fresh pineapple operations. Packaged foods operating income decreased primarily due to higher product costs worldwide and higher marketing expenditures in the North America frozen fruit operations associated with the introduction of Dole fruit smoothie SHAKERS® and Dole frozen fruit single-serve cups. These factors were partially offset by higher pricing worldwide for packaged fruit products. Fresh vegetables operating income increased due to higher earnings in the packaged salads business and higher earnings in the fresh berries business due to the berry acquisition, partially offset by lower pricing in all major fresh-packed vegetable product lines.

For the half year ended June 16, 2012, operating income decreased to $144.5 million compared with $201.3 million for the half year ended June 18, 2011. Fresh fruit operating income decreased primarily due to the same factors that impacted the second quarter. Packaged foods operating income decreased primarily due to the same factors that impacted the second quarter, except for lower levels of marketing expenditures in North America as prior year first quarter results included additional spending for the introduction of FRUIT BOWLS® in 100% juice and fruit in jars in 100% juice. Fresh vegetables operating income was comparable as lower pricing in all major fresh-packed vegetable product lines were offset by higher earnings of packaged salads and fresh berries.

Other Income (Expense), Net

For the quarter ended June 16, 2012, other income (expense), net was expense of $1.5 million compared to income of $4.3 million in the prior year. The change was primarily due to unrealized losses of $1.5 million recorded during the second quarter of 2012 on Dole’s long-term Japanese yen hedges, compared to unrealized gains of $4.8 million recorded in the second quarter of 2011. This factor was partially offset by unrealized gains of $0.9 million generated on Dole’s British pound sterling vessel obligation (“vessel obligation”), compared to unrealized losses of $0.1 million in the prior year.

For the half year ended June 16, 2012, other income (expense), net was income of $1.5 million compared to an expense of $35 million in the prior year. The improvement was primarily due to the absence of $27.4 million of unrealized losses incurred in connection with the March 2011 unwinding of the cross currency swap and entering into a series of long-term Japanese yen hedges. In addition, unrealized gains of $3.1 million were recorded during the first half of 2012 on Dole’s foreign denominated borrowings, compared with unrealized losses of $8.1 million recorded in the first half of 2011. There also was a decrease in unrealized losses of $2.0 million generated on the vessel obligation. These improvements were partially offset by unrealized losses of $0.6 million recorded during the first half of 2012 on the long-term Japanese yen hedges compared with unrealized gains of $4.1 million recorded in the prior year.

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

Interest Expense

Interest expense for the quarter ended June 16, 2012 was $30.8 million compared to $34.8 million for the quarter ended June 18, 2011. Interest expense for the half year ended June 16, 2012 was $61.6 million compared to $70.3 million for the half year ended June 18, 2011. Interest expense decreased in both periods primarily as a result of lower effective borrowing rates due in part to the maturity of Dole’s interest rate swap in the second quarter of 2011 as well as Dole’s repurchase and retirement of $52.5 million of its 13.875% senior secured notes due 2014 during the third quarter of 2011.

Income Taxes

Dole recorded $7.8 million of income tax expense on $87 million of pretax income from continuing operations for the half year ended June 16, 2012. Income tax expense included an interest benefit of $3.2 million related to Dole’s unrecognized tax benefits. Income tax expense of $18.7 million on $98.5 million of pretax income from continuing operations was recorded for the half year ended June 18, 2011, which included an interest benefit of $2.6 million related to Dole’s unrecognized tax benefits. Dole’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions. For the half year ended June 16, 2012, Dole’s income tax expense differs from the U.S. federal statutory rate applied to Dole’s pretax income primarily due to a decrease in Dole’s total amount of unrecognized tax benefits of $17 million as a result of the expiration of the statute of limitations concerning certain transfer pricing items. Including interest, net of tax benefits, the total amount recorded for this item was $18.7 million, which was partially offset by an increase in Dole’s U.S. federal valuation allowance. For the half year ended June 18, 2011, Dole’s income tax expense differed from the U.S. federal statutory rate applied to Dole’s pretax income primarily due to operations in foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate. Income tax expense for the half year ended June 18, 2011 also benefitted by $8.4 million, including tax and interest, due to a favorable court ruling in Ecuador relating to a non-U.S. unrecognized tax benefit.

Income tax expense for the quarters ended June 16, 2012 and June 18, 2011 were $4 million and $13.5 million, respectively.

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

The fresh fruit reportable operating segment (“fresh fruit”) primarily sells bananas, fresh pineapple and deciduous fruit, which are sourced from local growers or Company-owned or leased farms located in Latin America and Asia, with significant selling locations in North America, Western Europe and Japan. The Asia component of fresh fruit not only sells fruit, but also sources and grows vegetables for sale primarily in Japan.

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

The packaged foods reportable operating segment (“packaged foods”) sells and distributes packaged fruit and frozen fruit products in North America, Europe and Asia, with North America as the primary market. The largest component of packaged foods sales are FRUIT BOWLS, canned pineapple and pineapple juice.

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

Revenues from external customers for the reportable operating segments and corporate were as follows:

	Quarter Ended		Half Year Ended
	June 16, 2012	June 18, 2011	June 16, 2012	June 18, 2011
	(In thousands)
Fresh fruit	$1,138,546	$1,384,313	$2,262,201	$2,575,283
Fresh vegetables	288,563	258,890	524,484	489,100
Packaged foods	291,248	272,341	558,185	537,121
Corporate	98	181	195	325

	$1,718,455	$1,915,725	$3,345,065	$3,601,829

EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended		Half Year Ended
	June 16, 2012	June 18, 2011	June 16, 2012	June 18, 2011
	(In thousands)
Fresh fruit EBIT	$88,962	$107,634	$126,445	$173,467
Fresh vegetables EBIT	10,252	5,597	17,286	17,863
Packaged foods EBIT	17,546	25,881	33,805	38,061

Total operating segments EBIT	116,760	139,112	177,536	229,391
Corporate:
Unrealized loss on cross currency swap	—	—	—	(3,787)
Unrealized gain (loss) on long-term Japanese yen hedges	(1,543)	4,825	(599)	(22,580)
Net unrealized gain (loss) on foreign denominated instruments	(547)	(514)	3,098	(6,434)
Share-based compensation	(1,721)	(1,362)	(3,442)	(2,576)
Loss on early retirement of debt	(433)	(20)	(433)	(20)
Operating and other expenses	(12,254)	(11,021)	(24,027)	(20,521)

Corporate	(16,498)	(8,092)	(25,403)	(55,918)
Interest expense	(30,757)	(34,837)	(61,593)	(70,307)
Income taxes	(3,967)	(13,518)	(7,825)	(18,658)

Income from continuing operations	65,538	82,665	82,715	84,508
Income (loss) from discontinued operations, net of income taxes	1	29	(32)	231
Gain from disposal of discontinued operations, net of income taxes	—	339	—	339

Net income	$65,539	$83,033	$82,683	$85,078

Fresh Fruit

Fresh fruit revenues for the quarter ended June 16, 2012 decreased 18% to $1.1 billion from $1.4 billion for the quarter ended June 18, 2011. Excluding second quarter 2011 sales from Dole’s European divested businesses of $199 million, fresh fruit revenues decreased 4% mainly due to lower sales in Europe. European sales decreased as a result of lower volumes sold in Eastern Europe, and unfavorable euro and Swedish krona foreign currency exchange movements. Banana sales were comparable as lower pricing in North America and Asia were offset by higher volumes of bananas sold in Asia and Europe. Fresh pineapple sales increased primarily due to improved pricing in Asia. Sales in Asia also increased due to higher pricing and volumes of other fresh fruit. Sales of Chilean deciduous fruit decreased as a result of lower sales volumes partially offset by improved local pricing for grapes and apples. Net unfavorable foreign currency exchange movements in Dole’s foreign selling locations resulted in lower revenues of approximately $30 million during the second quarter ended June 16, 2012. Fresh fruit revenues for the half year ended June 16, 2012 decreased 12% to $2.3 billion from $2.6 billion for the half year ended June 18, 2011. Excluding first half 2011 sales from Dole Spain and second quarter 2011 sales from the divested German subsidiary, totaling $235 million, fresh fruit revenues decreased 3%. The decrease in revenues was mainly due to the same factors that impacted sales during the second quarter as well as higher volumes of fresh pineapples sold in North America and Asia during the first quarter of 2012. Net unfavorable foreign currency exchange movements in Dole’s foreign selling locations resulted in lower revenues of approximately $41 million during the half year ended June 16, 2012.

Dole’s fresh fruit segment EBIT is impacted by certain items, which are included in the table below:

	Quarter Ended		Half Year Ended
	June 16, 2012	June 18, 2011	June 16, 2012	June 18, 2011
	(In thousands)
Charges for restructuring and long-term receivables	$(1,938)	$(5,947)	$(3,269)	$(8,702)
Unrealized loss on foreign currency and fuel hedges	(3,000)	(1,798)	(1,545)	(629)
Net gain (loss) on long-term Japanese yen hedges	558	141	(339)	141
Foreign currency exchange gain (loss) on vessel obligations	891	(130)	(503)	(2,539)
Net unrealized gain (loss) on foreign denominated instruments	(393)	(99)	(198)	19
Share-based compensation	(648)	(457)	(1,341)	(835)
Gain on asset sales	1,954	11	6,157	11

Total	$(2,576)	$(8,279)	$(1,038)	$(12,534)

Fresh fruit EBIT for the quarter ended June 16, 2012 decreased $18.6 million to $89 million from $107.6 million for the quarter ended June 18, 2011. Banana EBIT decreased as a result of lower pricing in North America and Asia, partially offset by lower fruit costs from Latin America and lower shipping costs in Europe. The decrease in shipping cost was due primarily to Dole’s 2011 restructuring initiatives which further reduced vessel charters, improved vessel utilization and made better use of available outside freight offerings. EBIT in Europe decreased slightly as a result of lower pricing and lower equity earnings partially offset by lower levels of general and administrative expenses. EBIT in the Chilean deciduous fruit operations increased primarily as a result of higher pricing and lower fruit costs. Fresh fruit EBIT for the half year ended June 16, 2012 decreased to $126.4 million from $173.5 million for the half year ended June 18, 2011. The decrease in EBIT was mainly due to the same factors that impacted EBIT during the second quarter, except for higher fruit costs from Latin America during the first quarter of 2012.

Fresh Vegetables

Fresh vegetables revenues for the quarter ended June 16, 2012 increased 11% to $ 288.6 million from $258.9 million for the quarter ended June 18, 2011. Fresh berries revenues increased as a result of sales associated with the berry acquisition as well as improved pricing for strawberries. Packaged salads revenues increased as a result of improved pricing. Fresh-packed vegetable revenues decreased as a result of lower pricing across all major vegetable product lines despite higher volumes sold. Lower pricing has continued to impact the fresh-packed business in the second quarter due to favorable growing conditions and an abundance of supply. Fresh vegetables revenues for the half year ended June 16, 2012 increased 7% to $524.5 million from $489.1 million for the half year ended June 18, 2011. The increase in revenues was mainly due to the same factors that impacted sales during the second quarter, except for lower pricing for strawberries during the first quarter of 2012. Revenues from the berry acquisition were $25.7 million and $40.9 million for the quarter and half year ended June 16, 2012, respectively. In addition, the year over year comparison for fresh-packed vegetables was impacted by abnormally strong pricing during the first quarter of 2011 associated with product shortages from challenging weather conditions.

Fresh vegetables EBIT for the quarter ended June 16, 2012 increased to $10.3 million from $5.6 million for the quarter ended June 18, 2011. EBIT increased as a result of higher earnings in the fresh berries business as a result of earnings generated from the berry acquisition and improved pricing for strawberries partially offset by higher growing costs. Packaged salads earnings increased as a result of improved pricing and lower product costs due in part to production efficiencies partially offset by higher marketing expenditures. Fresh-packed vegetables earnings were lower as a result of lower pricing. Fresh vegetables EBIT for the half year ended June 16, 2012 decreased slightly to $17.3 million from $17.9 million for the half year ended June 18, 2011. EBIT for the first half of 2012 was impacted by the same factors experienced during the second quarter, except for lower growing costs for strawberries during the first quarter of 2012.

Packaged Foods

Packaged foods revenues for the quarter ended June 16, 2012 increased 7% to $291.2 million from $272.3 million for the quarter ended June 18, 2011. Revenues increased primarily due to higher pricing of packaged fruit products worldwide and higher sales of frozen fruit and healthy snacks. These improvements were partially offset by lower volumes of packaged fruit products sold in North America and Europe. Packaged foods revenues for the half year ended June 16, 2012 increased 4% to $558.2 million from $537.1 million for the half year ended June 18, 2011. The increase in revenues was mainly due to the same factors that impacted sales during the second, quarter, except for lower volumes of packaged fruit products sold worldwide during the first quarter of 2012.

EBIT in the packaged foods segment for the quarter ended June 16, 2012 decreased to $17.5 million from $25.9 million for the quarter ended June 18, 2011. The decrease in EBIT was due primarily to higher product costs and higher marketing expenses for frozen fruit products partially offset by higher global pricing. The increase in product costs was due in part to higher purchased fruit and growing costs as well as higher tinplate costs. Higher marketing expenses were attributable to the additional spending associated with the introduction of new frozen fruit products. EBIT in the packaged foods segment for the half year ended June 16, 2012 decreased to $33.8 million from $38.1 million for the half year ended June 16, 2012. The decrease in EBIT was primarily due to the same factors that impacted the second quarter, except for lower levels of marketing expenditures in North America as prior year first quarter results included additional spending for the introduction of FRUIT BOWLS in 100% juice and fruit in jars in 100% juice.

Corporate

Corporate EBIT was a loss of $16.5 million for the quarter ended June 16, 2012 compared to a loss of $8.1 million for the quarter ended June 18, 2011. The change in EBIT was primarily due to unrealized losses of $1.5 million recorded during the second quarter of 2012 on the long-term Japanese yen hedges, compared to unrealized gains of $4.8 million recorded in the second quarter of 2011. Corporate EBIT was a loss of $25.4 million for the half year ended June 16, 2012 compared to a loss of $55.9 million for the half year ended June 18, 2011. The improvement in EBIT was primarily due to the absence of unrealized losses of $27.4 million incurred in connection with the March 2011 unwinding of the cross currency swap and entering into a series of long-term

Japanese yen hedges. In addition, unrealized gains of $3.1 million were recorded during the first half of 2012 on Dole’s foreign denominated borrowings, compared with unrealized losses of $6.4 million recorded in the first half of 2011. There improvements were partially offset by higher levels of general and administrative expenses.

Liquidity and Capital Resources

Cash flows provided by operating activities were $57.7 million for the half year ended June 16, 2012, compared to $77 million for the half year ended June 18, 2011. The change was primarily related to lower banana earnings partially offset by lower inventory spending and lower levels of receivables due in part to timing of collections.

Cash flows used in investing activities were $19.6 million for the half year ended June 16, 2012, compared to cash flows provided by investing activities of $16.7 million for the half year ended June 18, 2011. The change was primarily due to the $40.9 million deposit of restricted cash. This deposit was no longer required as a result of the unwind of the cross currency swap in the second quarter of 2011. Excluding this factor, cash flows used in investing activities decreased $4.5 million primarily due to net cash proceeds received from the first quarter 2012 sale of a German subsidiary, partially offset by the first quarter 2012 acquisition of Mrs. May’s.

Cash flows used in financing activities was $65.9 million for the half year ended June 16, 2012, compared to $27.4 million for the half year ended June 18, 2011. The change was primarily due to approximately $19 million of higher repayments, net of borrowings, and an increase in settlements related to the long-term Japanese yen hedges of $20.7 million,

As of June 16, 2012, Dole had a cash balance of $94.7 million including $0.6 million of restricted cash and an ABL revolver borrowing base of $330.6 million. There was no outstanding balance under the ABL revolver at June 16, 2012. After taking into account approximately $91.1 million of outstanding letters of credit issued under the ABL revolver, Dole had approximately $239.5 million available for borrowings as of June 16, 2012. The ABL revolver matures in 2016.

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

Other Matters

Recently Issued and Adopted Accounting Pronouncements: There were no recently issued accounting pronouncements that impacted Dole’s condensed consolidated financial statements. In addition, Dole did not adopt any new accounting pronouncements during the quarter ended June 16, 2012.

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

In addition, the EU has negotiated several free trade areas agreements (“FTA”) that will allow for an even lower import tariff on specified volumes of banana exports from certain countries. An EU-Colombia-Peru FTA was signed on June 26, 2012 and an EU-Central America (i.e., Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua and Panama) FTA was signed on June 29, 2012. Both of these FTAs must still be ratified by the European Parliament before they can come into effect, which is expected by early 2013. Ecuador has not yet negotiated an FTA with the EU on bananas and may not benefit, like the other Latin American countries party to an FTA, unless a similar FTA can be negotiated with the EU. Dole continues to monitor these developments but cannot yet anticipate when the necessary approvals will be obtained and when, or if, these FTAs will come into force.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the half year ended June 16, 2012, there have been no material changes in the market risk disclosure presented in Dole’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. For information regarding Dole’s derivative instruments and hedging activities, refer to Note 12 to the condensed consolidated financial statements contained in this Quarterly Report.

Item 4. CONTROLS AND PROCEDURES

An evaluation was carried out as of June 16, 2012 under the supervision and with the participation of Dole’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act. Based upon this evaluation, Dole’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 16, 2012. No change in our internal control over financial reporting identified in connection with this evaluation that occurred during our second quarter of 2012 has materially affected, or is reasonably likely to materially affect, Dole’s internal control over financial reporting.

PART II.

OTHER INFORMATION

DOLE FOOD COMPANY, INC.

Item 1.	Legal Proceedings

For information regarding legal matters, refer to Note 14 to the condensed consolidated financial statements contained in this Quarterly Report.

Item 6.	Exhibits

Exhibit Number

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1†	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2†	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101†	The following financial information from Dole Food Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 16, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statement of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Stockholders’ Equity and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLE FOOD COMPANY, INC. REGISTRANT

By:	/s/ JOSEPH S. TESORIERO
Joseph S. Tesoriero
Executive Vice President and
Chief Financial Officer

By:	/s/ YOON J. HUGH
Yoon J. Hugh
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

July 26, 2012

EXHIBIT INDEX

Exhibit Number

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1†	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2†	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101†	The following financial information from Dole Food Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 16, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statement of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Stockholders’ Equity and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
†	Furnished herewith