Form 10-Q
period 2012-10-06
DOLE FOOD CO INC
filed 2012-11-15
CIK 18169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 6, 2012

or

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 9, 2012
Common Stock, $0.001 Par Value	88,822,882

DOLE FOOD COMPANY, INC.

PART I.

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended		Three Quarters Ended
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011
	(In thousands, except per share data)
Revenues, net	$1,957,111	$2,086,032	$5,302,176	$5,687,861
Cost of products sold	(1,781,259)	(1,910,314)	(4,722,340)	(5,047,176)

Gross margin	175,852	175,718	579,836	640,685
Selling, marketing and general and administrative expenses	(162,645)	(160,902)	(425,039)	(415,865)
Charges for restructuring and long-term receivables (Notes 5 and 7)	(793)	(7,877)	(4,062)	(16,579)
Gain on asset sales (Note 9)	5,759	3,326	11,916	3,337

Operating income	18,173	10,265	162,651	211,578
Other income (expense), net (Note 4)	(4,840)	(18,956)	(3,324)	(53,970)
Interest income	1,531	1,318	4,145	3,802
Interest expense	(39,953)	(41,402)	(101,546)	(111,709)

Income (loss) from continuing operations before income taxes and equity earnings	(25,089)	(48,775)	61,926	49,701
Income taxes	8,055	(123)	230	(18,781)
Earnings from equity method investments	3,404	1,937	6,929	6,627

Income (loss) from continuing operations, net of income taxes	(13,630)	(46,961)	69,085	37,547
Income (loss) from discontinued operations, net of income taxes	(234)	(43)	(266)	188
Gain on disposal of discontinued operations, net of income taxes	—	—	—	339

Net income (loss)	(13,864)	(47,004)	68,819	38,074
Less: Net income attributable to noncontrolling interests	(1,456)	(1,634)	(3,643)	(3,906)

Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$(15,320)	$(48,638)	$65,176	$34,168

Earnings per share—Basic (Note 17):
Income (loss) from continuing operations	$(0.16)	$(0.54)	$0.79	$0.43
Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$(0.17)	$(0.56)	$0.74	$0.39
Earnings per share—Diluted (Note 17):
Income (loss) from continuing operations	$(0.16)	$(0.54)	$0.78	$0.43
Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$(0.17)	$(0.56)	$0.74	$0.39

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Quarter Ended		Three Quarters Ended
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011
	(In thousands)
Net income (loss)	$(13,864)	$(47,004)	$68,819	$38,074
Net foreign currency translation adjustment	10,534	(11,909)	7,405	(4,383)
Unrealized hedging gains (losses), net of income tax expense (benefit) of $554, ($1,202), $1,206 and ($1,841)	1,055	(35,026)	26,116	(49,223)
Reclassification of realized (gains) losses to net income, net of income tax expense (benefit) of ($491), $382, ($1,025) and $1,062	(1,089)	11,557	45	25,280

Comprehensive income (loss)	(3,364)	(82,382)	102,385	9,748
Less: Comprehensive income attributable to noncontrolling interests	(1,456)	(1,610)	(3,646)	(3,905)

Comprehensive income (loss) attributable to shareholders of Dole Food Company, Inc.	$(4,820)	$(83,992)	$98,739	$5,843

See Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 6, 2012	December 31, 2011
	(In thousands, except per share data)
ASSETS
Cash and cash equivalents	$82,044	$122,348
Restricted cash	—	6,230
Receivables, net of allowances of $35,540 and $32,237, respectively	706,322	685,094
Inventories	844,795	829,517
Prepaid expenses and other assets	72,072	65,331
Deferred income tax assets	28,687	26,184
Assets held-for-sale (Note 9)	21,488	75,641

Total current assets	1,755,408	1,810,345
Investments	106,150	99,469
Actively marketed land (Note 9)	74,814	74,814
Property, plant and equipment, net of accumulated depreciation of $1,224,143 and $1,150,304, respectively	897,810	910,729
Goodwill	413,966	418,113
Intangible assets, net	735,226	732,013
Other assets, net	251,865	225,839

Total assets	$4,235,239	$4,271,322

LIABILITIES AND EQUITY
Accounts payable	$428,236	$452,049
Liabilities related to assets held-for-sale (Note 9)	—	49,117
Accrued liabilities	524,166	541,730
Current portion of long-term debt, net	162,851	10,756
Notes payable	55,161	27,969

Total current liabilities	1,170,414	1,081,621
Long-term debt, net	1,472,045	1,641,112
Deferred income tax liabilities	193,308	181,677
Other long-term liabilities	471,252	548,491
Commitments and contingencies (Note 16)
Shareholders’ equity
Preferred stock—$0.001 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.001 par value; 300,000 shares authorized, 88,961 shares issued and outstanding as of October 6, 2012 and December 31, 2011	89	89
Additional paid-in capital	795,950	786,355
Retained earnings	174,618	109,442
Accumulated other comprehensive loss	(69,819)	(103,382)

Equity attributable to shareholders of Dole Food Company, Inc.	900,838	792,504
Equity attributable to noncontrolling interests	27,382	25,917

Total equity	928,220	818,421

Total liabilities and equity	$4,235,239	$4,271,322

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Quarters Ended
	October 6, 2012	October 8, 2011
	(In thousands)
Operating Activities
Net income	$68,819	$38,074
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	80,225	79,064
Share-based compensation expense	9,448	6,891
Net losses on financial instruments	8,290	27,369
Asset write-offs and net (gains) losses on sales of assets	(6,454)	6,202
Earnings from equity method investments	(6,929)	(6,627)
Amortization of debt discounts and debt issuance costs	8,403	8,569
Write-off of debt issuance costs and refinancing fees	—	12,759
Loss on early retirement of debt	433	13,453
Provision for deferred income taxes	20,603	(51)
Pension and other postretirement benefit plan expense	17,526	17,933
Other	521	15
Changes in operating assets and liabilities:
Receivables	(12,265)	(7,707)
Inventories	(17,407)	(86,765)
Prepaid expenses and other assets	(19,326)	(9,224)
Income taxes	(39,932)	907
Accounts payable	(12,023)	(2,874)
Accrued liabilities	(12,923)	(34,053)
Other long-term liabilities	(43,096)	(24,653)

Cash flow provided by operating activities	43,913	39,282
Investing Activities
Cash received from sales of assets and businesses, net of cash disposed	36,921	23,365
Cash received from sale of investments	—	1,051
Business acquisitions, net of cash acquired	(15,816)	—
Capital expenditures	(61,336)	(55,801)
Restricted cash and deposits	6,230	45,425
Investment in non-consolidated subsidiary	—	(2,038)
Other	(919)	(579)

Cash flow provided by (used in) investing activities	(34,920)	11,423
Financing Activities
Short-term debt borrowings (repayments), net	19,364	(7,196)
Long-term debt borrowings	771,096	1,056,350
Long-term debt repayments	(795,169)	(1,051,128)
Payment of debt issuance costs	—	(13,007)
Premium of early retirement of notes	—	(10,238)
Net proceeds from common stock option exercises	147	312
Dividends paid to noncontrolling interests	(1,467)	(2,800)
Settlement of long-term Japanese yen hedge forwards	(42,843)	(3,290)

Cash flow used in financing activities	(48,872)	(30,997)

Effect of foreign currency exchange rate changes on cash	(425)	731

Increase (decrease) in cash and cash equivalents	(40,304)	20,439
Cash and cash equivalents at beginning of period	122,348	170,147

Cash and cash equivalents at end of period	$82,044	$190,586

Supplemental cash flow information

At October 6, 2012 and October 8, 2011, accounts payable included approximately $5.6 million and $4.1 million, respectively, for capital expenditures.

During the first quarter of 2011, Dole effectively extinguished its cross currency swap liability by entering into a series of Japanese yen forward contracts (“long-term Japanese yen hedges”) that mature over a four year period. Refer to Note 14—Derivative Financial Instruments for additional information.

In connection with the first quarter 2012 sale of a non-core German subsidiary (“German subsidiary”), Dole has $21.4 million of notes receivable, of which $1.3 million is included in receivables and $20.1 million is included in other assets. Related to the sale, Dole has deferred income of $21.4 million of which approximately $1.3 million is included in accrued liabilities and approximately $20.1 million is included in other long-term liabilities. Of the notes receivable for which deferred income was recorded, approximately $2.0 million has been collected during the three quarters ended October 6, 2012, and was recognized as gain on sale of assets. Refer to Note 9—Assets Held-For-Sale and Actively Marketed Land for additional information.

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Equity Attributable to Shareholders’ of Dole Food Company, Inc.
					Accumulated Other Comprehensive Income (Loss)			Equity Attributable to Noncontrolling Interests	Total Equity
	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Pension & Other Postretirement Benefits	Cumulative Translation Adjustment	Unrealized Gains (Losses) on Hedges
Balance at January 1, 2011	88,611	$89	$776,918	$71,083	$(71,836)	$42,067	$(26,152)	$24,615	$816,784
Net income	—	—	—	34,168	—	—	—	3,906	38,074
Share-based compensation	—	—	6,891	—	—	—	—	—	6,891
Exercise of stock options	27	—	312	—	—	—	—	—	312
Issuance of restricted stock	6	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(40)	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(2,800)	(2,800)
Net foreign currency translation adjustment	—	—	—	—	—	(4,382)	—	(1)	(4,383)
Unrealized hedging gains (losses), net of income tax expense(benefit)of ($1,841)	—	—	—	—	—	—	(49,223)	—	(49,223)
Reclassification of realized losses to net income, net of income tax expense (benefit) of $1,062	—	—	—	—	—	—	25,280	—	25,280

Balance at October 8, 2011	88,604	$89	$784,121	$105,251	$(71,836)	$37,685	$(50,095)	$25,720	$830,935

Balance at December 31, 2011	88,952	$89	$786,355	$109,442	$(94,708)	$30,346	$(39,020)	$25,917	$818,421
Net income	—	—	—	65,176	—	—	—	3,643	68,819
Share-based compensation	—	—	9,448	—	—	—	—	—	9,448
Exercise of stock options	15	—	147	—	—	—	—	—	147
Cancellation of restricted stock	(6)	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(1,467)	(1,467)
Disposal of noncontrolling interest	—	—	—	—	—	—	—	(714)	(714)
Net foreign currency translation adjustment	—	—	—	—	—	7,402	—	3	7,405
Unrealized hedging gains (losses), net of income tax expense(benefit)of $1,206	—	—	—	—	—	—	26,116	—	26,116
Reclassification of realized losses to net income, net of income tax expense (benefit) of ($1,025)	—	—	—	—	—	—	45	—	45

Balance at October 6, 2012	88,961	$89	$795,950	$174,618	$(94,708)	$37,748	$(12,859)	$27,382	$928,220

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) include all adjustments necessary, which are of a normal recurring nature, to present fairly Dole’s financial position, results of operations and cash flows. Dole operates under a 52/53-week year. The quarters ended October 6, 2012 and October 8, 2011 are sixteen weeks in duration. For a summary of significant accounting policies and additional information relating to Dole’s financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of Dole’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

In March 2003, Dole completed a going-private merger transaction. As a result of the transaction, Dole became wholly-owned by David H. Murdock, Dole’s Chairman. In October 2009, Dole completed a $446 million initial public offering of its common stock and received proceeds of $415 million. As of October 6, 2012, Dole’s chairman, David H. Murdock, and his affiliates beneficially owned 56,674,244 common shares, or approximately 63.7% of Dole’s outstanding common shares. On November 1, 2012, Mr. Murdock delivered 23,317,270 shares of Dole Food Company, Inc. common stock for distribution to the holders of the Dole Food $0.875 Trust Issued Automatic Common Exchange Securities (“MACES”). The remaining 682,730 shares of the 24,000,000 shares of Dole common stock pledged to secure this delivery obligation were released to Mr. Murdock and 2,185,994 shares of Dole common stock distributed to Mr. Murdock in exchange for the MACES he held. As a result, as of November 9, 2012, Mr. David H. Murdock and his affiliates beneficially owned 35,542,968 shares, or approximately 40% of Dole’s outstanding common shares.

NOTE 2—PROPOSED SALE OF PACKAGED FOODS AND ASIA FRESH PRODUCE BUSINESSES

On September 17, 2012, Dole signed a definitive agreement (the “Agreement”) with ITOCHU Corporation (“ITOCHU”) for the sale of Dole’s worldwide packaged foods and Asia fresh produce businesses (collectively, “Dole Asia”) for $1.685 billion in cash. The operations of Dole Asia consist of Dole’s Packaged Foods reportable operating segment and Asia Fresh, which is a component of Dole’s Fresh Fruit reportable operating segment. Additional consideration of $29 million may be received if the acquirer chooses to exercise its option not to assume certain U.S. pension liabilities of Dole Asia. Dole will use substantially all the proceeds from the transaction and Dole’s intended new capital structure to pay down our existing indebtedness and to provide funding for transaction-related taxes, costs and expenses. In the event of a termination of the Agreement, under certain very limited circumstances, Dole would be obligated to pay ITOCHU a termination fee of $50.4 million as provided in the Agreement. In addition, the transaction is subject to Dole stockholder approval and customary regulatory approvals in multiple countries. Dole will report the Dole Asia operations as assets and liabilities held-for-sale and discontinued operations in the condensed consolidated financial statements in the period in which Dole stockholder and regulatory approvals have been received.

NOTE 3—NEW ACCOUNTING PRONOUNCEMENTS

During July 2012, the Financial Accounting Standards Board issued a standard which amended how entities test for impairment of indefinite-lived intangible assets. The new guidance permits a company to assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the annual impairment test. This guidance is effective for fiscal years beginning after September 12, 2012, and is effective for Dole beginning the first quarter of 2013. The adoption of the standard is not expected to have an impact on Dole’s results of operations or financial position.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 4—OTHER INCOME (EXPENSE), NET

Included in other income (expense), net in Dole’s condensed consolidated statements of operations are the following items:

	Quarter Ended		Three Quarters Ended
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011
	(In thousands)
Unrealized gain (loss) on long-term Japanese yen hedges	$870	$2,413	$271	$(20,167)
Unrealized gain (loss) on foreign denominated borrowings	(3,704)	2,236	(583)	(5,911)
Realized gain (loss) on foreign denominated borrowings	1	(4)	(338)	(104)
Foreign currency exchange gain (loss) on vessel obligation	(2,177)	2,590	(2,680)	51
Write-off of debt issuance costs and refinancing fees	—	(12,739)	—	(12,759)
Loss on early retirement of notes	—	(13,453)	(433)	(13,453)
Unrealized loss on cross currency swap	—	—	—	(3,787)
Realized gain on cross currency swap	—	—	—	1,885
Other	170	1	439	275

Other income (expense), net	$(4,840)	$(18,956)	$(3,324)	$(53,970)

Refer to Note 14—Derivative Financial Instruments for further discussion regarding Dole’s long-term Japanese yen hedges and cross currency swap.

NOTE 5—CHARGES FOR RESTRUCTURING

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

2010 Restructuring Plan

Dole incurred restructuring costs of $0.2 million and $0.9 million during the quarter and three quarters ended October 6, 2012, related to the 2010 plan. Dole has incurred cumulative restructuring costs of $42.2 million since the third quarter of 2010 for this plan. Of these costs, $20.8 million were paid or will be paid

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

in cash, with the remaining amounts related to the non-cash write-down of long-lived assets and deferred crop-growing costs of $13.4 million as well as pension-related settlement charges of $8 million. Severance charges relating to employee terminations involved approximately 3,580 employees.

Dole expects to incur additional restructuring charges of approximately $0.4 million during the fourth quarter of fiscal 2012 related to the 2010 plan. These additional charges will primarily consist of contract termination costs.

The following table summarizes restructuring charges related to the 2010 plan:

	Charges Incurred in Three Quarters 2011	Charges Incurred in Three Quarters 2012	Cumulative Charges Incurred	Additional Charges to be Incurred	Total Charges
	(In thousands)
Severance and other employee-related costs	$1,146	$174	$8,792	$—	$8,792
Contract termination and other costs	7,385	92	12,008	381	12,389
Pension-related settlement charges	863	—	7,982	—	7,982
Asset write-downs	2,733	586	8,097	—	8,097

Subtotal	12,127	852	36,879	381	37,260
Inventory write-downs recorded in costs of products sold	5,294	—	5,294	—	5,294

	$17,421	$852	$42,173	$381	$42,554

A rollforward of activity for Dole’s restructuring liabilities related to the 2010 plan, for the year ended January 1, 2011 through October 6, 2012, which are classified in accrued liabilities in the accompanying condensed consolidated balance sheets, is summarized as follows:

	Severance and Other Employee- Related Costs	Contract Termination and Other Costs	Total Costs
	(In thousands)
Balance as of January 1, 2011	$2,092	$3,555	$5,647
Charges / (adjustments) incurred	1,950	7,459	9,409
Cash payments	(3,136)	(7,299)	(10,435)
Non-cash	(821)	—	(821)

Balance as of December 31, 2011	85	3,715	3,800
Charges / (adjustments) incurred	174	92	266
Cash payments	(259)	(866)	(1,125)
Non-cash	—	—	—

Balance as of October 6, 2012	$—	$2,941	$2,941

2011 Restructuring Plan

Dole incurred restructuring costs of $0.6 million and $2.2 million during the quarter and three quarters ended October 6, 2012, related to the 2011 plan. Dole has incurred cumulative restructuring costs of $12.4 million since the third quarter of 2011 for this plan. Of these costs, $8.7 million were paid or will be paid

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

in cash, with the remaining amounts related to the non-cash write-down of long-lived assets of $3.6 million as well as pension-related settlement charges of $0.1 million. Severance charges relating to employee terminations involved approximately 475 employees.

Dole expects to incur additional restructuring charges of approximately $1.4 million during the fourth quarter of fiscal 2012 related to the 2011 plan. These additional charges will primarily consist of employee severance and contract termination costs. Approximately 60 additional employees are expected to be impacted by these initiatives.

The following table summarizes restructuring charges related to the 2011 plan:

	Charges/ (Adjustments) Incurred in Three Quarters 2011	Charges/ (Adjustments) Incurred in Three Quarters 2012	Cumulative Charges Incurred	Additional Charges to be Incurred	Total Charges
	(In thousands)
Severance and other employee-related costs	$184	$(29)	$413	$1,184	$1,597
Contract termination and other costs	1,005	2,018	8,312	203	8,515
Pension-related settlement charges	—	—	86	—	86
Asset write-downs	3,263	191	3,601	—	3,601

	$4,452	$2,180	$12,412	$1,387	$13,799

A rollforward of activity for Dole’s restructuring liabilities related to the 2011 plan, for the year ended January 1, 2011 through October 6, 2012, which are classified in accrued liabilities in the accompanying condensed consolidated balance sheets, is summarized as follows:

	Severance and Other Employee- Related Costs	Contract Termination and Other Costs	Total Costs
	(In thousands)
Balance as of January 1, 2011	$—	$—	$—
Charges / (adjustments) incurred	442	6,294	6,736
Cash payments	(248)	(1,913)	(2,161)
Non-cash	—	(146)	(146)

Balance as of December 31, 2011	194	4,235	4,429
Charges / (adjustments) incurred	(29)	2,017	1,988
Cash payments	(165)	(5,073)	(5,238)
Non-cash	—	(11)	(11)

Balance as of October 6, 2012	$—	$1,168	$1,168

NOTE 6—INCOME TAXES

Dole recorded a tax benefit of $0.2 million on $61.9 million of pretax income from continuing operations for the three quarters ended October 6, 2012. Income taxes included an interest benefit of $3.4 million related to Dole’s unrecognized tax benefits. Income tax benefit of $18.8 million on $49.7 million of pretax income from continuing operations was recorded for the three quarters ended October 8, 2011 which included an interest

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

benefit of $2.9 million related to Dole’s unrecognized tax benefits. Dole’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions. For the three quarters ended October 6, 2012, Dole’s income tax expense differs from the U.S. federal statutory rate applied to Dole’s pretax income primarily due to a decrease in Dole’s total amount of unrecognized tax benefits which included $17 million as a result of the expiration of the statute of limitations in the second quarter of 2012 concerning certain transfer pricing items. Including interest, net of tax benefits, the total amount recorded for this item was $18.7 million which was partially offset by an increase in Dole’s U.S. federal valuation allowance. For the three quarters ended October 8, 2011, Dole’s income tax expense differed from the U.S. federal statutory rate applied to Dole’s pretax income primarily due to losses in certain jurisdictions for which it is more likely than not that a tax benefit will not be realized.

Dole is required to adjust its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. These factors could result in a higher or lower effective tax rate during a particular quarter based upon the mix and timing of actual earnings versus annual projections.

Dole recognizes accrued interest and penalties related to its unrecognized tax benefits as a component of income taxes in the accompanying condensed consolidated statements of operations. Accrued interest and penalties before tax benefits were $6.9 million and $10.6 million at October 6, 2012 and December 31, 2011, respectively, and are included as a component of other long-term liabilities in the accompanying condensed consolidated balance sheets. The decrease in interest expense of $3.7 million for the three quarters ended October 6, 2012 includes a reduction of $0.3 million included in the net assets of a German subsidiary sold during the first quarter.

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

Internal Revenue Service Audit: On September 4, 2012, the IRS completed its examination of Dole’s U.S. federal income tax returns for the years 2006-2008 and issued a Revenue Agent’s report (“RAR”) that includes various proposed adjustments, including with respect to whether certain transactions with foreign affiliates or certain third party borrowings by Dole or its foreign affiliates created or are deemed to have created investments in U.S. property. The net tax deficiency associated with the RAR is $132 million, plus interest. On November 9, 2012, Dole filed a protest letter challenging the proposed adjustments contained in the RAR and will pursue resolution of these issues with the Appeals Division of the IRS. Dole believes, based in part upon the advice of its tax advisors, that its tax treatment of such transactions was appropriate. Although the timing and ultimate resolution of any issues arising from the IRS examination are uncertain, at this time Dole does not anticipate that the total unrecognized tax benefits will significantly change within the next twelve months nor does Dole believe that any material tax payments will be made related to these matters within the next twelve months.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 7—LONG-TERM RECEIVABLES

At October 6, 2012, Dole’s long-term financing receivables consisted of $15.5 million of grower advances, net of allowances, $7 million of note receivable related to the sale of the fresh-cut flowers business, $21.4 million of notes receivable related to the sale of a German subsidiary and net long-term trade receivables of $2.3 million. These assets have been included in other assets in the accompanying condensed consolidated balance sheet as of October 6, 2012.

Dole monitors the collectability of these grower advances through periodic review of financial information received from these growers. At October 6, 2012, these advances had an allowance for credit losses of $14.9 million, of which approximately $4.6 million of the net grower advances were 90 days past due. Dole’s historical losses on its long-term grower advances have been immaterial and Dole expects this to continue. During the three quarters ended October 6, 2012, the allowance for grower advances increased by $2.2 million, which resulted in an increase in the provision that was recorded to cost of products sold.

At October 6, 2012, Dole had a $7 million note receivable from the buyer of the fresh-cut flowers business. This receivable is secured by properties that have an estimated fair value in excess of the note, which was due in January 2011. Two of the three Colombian companies that have granted mortgages in such properties to secure their guaranties of such note are currently under reorganization pursuant to Colombian Law 1116. Dole is currently renegotiating with the buyer the terms of the note, including the timing of payment and the interest rate. Dole believes that the note will be collected, based on its secured creditor position in the reorganization. During the second quarter of 2012, Dole received a cash payment of $2.9 million from the owner of certain properties. In exchange, Dole released the mortgages on such properties. Subsequent to such cash payment, the party that made the payment gave Dole written notice pursuant to which Dole allocated $1.3 million to repayment of principal on the note receivable and the remainder to interest.

During the fourth quarter of 2011, Dole entered into an agreement to sell a German subsidiary. The sale was completed during the first quarter of 2012. Net consideration from the sale totaled approximately $49.6 million. Of this amount, $20.6 million of cash proceeds, net of cash disposed, was collected and the remaining $29 million (€22 million) was recorded as notes receivable denominated in euros, which mature on various dates through March 2022. During the second and third quarter of 2012, $0.8 million (€0.6 million) and $6.1 million (€5 million), respectively were collected on the notes receivable. Of the remaining $21.4 million (€14.8 million) notes receivable, approximately $20.1 million was recorded as long-term notes receivable. These notes receivable have annual minimum payment requirements based on the financial performance of the business and are collateralized by the business.

Dole has gross long-term trade receivables of $19.1 million due from a customer in Eastern Europe, for which it is likely that payment will not be received during the next year. During fiscal 2010 and 2009, Dole recorded provisions for bad debt of $11.4 million and $4.4 million, respectively. During the second quarter of 2012, Dole recorded provisions for bad debt of $1 million, which is included in charges for restructuring and long-term receivables, bringing the total allowance for bad debt to $16.8 million. The net receivable of $2.3 million represents management’s best estimate of its net realizable value after consideration of collateral securing the receivables.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 8—INVENTORIES

The major classes of inventories were as follows:

	October 6, 2012	December 31, 2011
	(In thousands)
Finished products	$441,541	$414,640
Raw materials and work in progress	140,579	131,287
Crop-growing costs	198,195	224,149
Operating supplies and other	64,480	59,441

	$844,795	$829,517

NOTE 9—ASSETS HELD-FOR-SALE AND ACTIVELY MARKETED LAND

Dole continuously reviews its assets in order to identify those assets that do not meet Dole’s future strategic direction or internal economic return criteria. As a result of this review, Dole has identified and is in the process of selling certain long-lived assets. Accordingly, Dole has assets classified as either held-for-sale or actively marketed land.

Total assets held-for-sale by segment were as follows:

	Fresh Fruit	Fresh Vegetables	Packaged Foods	Fresh-Cut Flowers— Discontinued Operation	Total Assets Held-for-Sale
	(In thousands)
Balance as of December 31, 2011	$66,805	$599	$3,214	$5,023	$75,641
Additions	1,034	—	—	—	1,034
Sales	(52,839)	—	—	—	(52,839)
Reclassifications	(2,348)	—	—	—	(2,348)

Balance as of October 6, 2012	$12,652	$599	$3,214	$5,023	$21,488

Assets held-for-sale included on Dole’s condensed consolidated balance sheet as of October 6, 2012 consisted of property, plant and equipment, net of accumulated depreciation.

Total liabilities related to assets held-for-sale by segment were as follows:

	Fresh Fruit	Fresh Vegetables	Packaged Foods	Fresh-Cut Flowers— Discontinued Operation	Total Liabilities Held-for-Sale
	(In thousands)
Balance as of December 31, 2011	$49,117	$—	$—	$—	$49,117
Sales	(49,117)	—	—	—	(49,117)

Balance as of October 6, 2012	$—	$—	$—	$—	$—

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Gains on asset sales by segment were as follows:

	Quarter Ended		Three Quarters Ended
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011
	(In thousands)
Fresh Fruit	$5,759	$3,326	$11,916	$3,337
Fresh Vegetables	—	—	—	—
Packaged Foods	—	—	—	—

Total from Continuing Operations	5,759	3,326	11,916	3,337
Fresh-Cut Flowers—Discontinued Operations	—	—	—	339

	$5,759	$3,326	$11,916	$3,676

Proceeds from asset sales by segment were as follows:

	Quarter Ended		Three Quarters Ended
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011
	(In thousands)
Fresh Fruit	$11,272	$10,350	$35,669	$11,679
Fresh Vegetables	—	—	—	—
Packaged Foods	—	—	—	—

Total from Continuing Operations	11,272	10,350	35,669	11,679
Fresh-Cut Flowers—Discontinued Operations	—	—	1,279	2,912

	$11,272	$10,350	$36,948	$14,591

Fresh Fruit

During the fourth quarter of 2011, Dole entered into an agreement to sell a German subsidiary which was part of the European ripening and distribution business within the fresh fruit segment. The sale was completed during the first quarter of 2012. Net consideration from the sale totaled approximately $49.6 million. Of this amount, $20.6 million of cash proceeds, net of cash disposed, was collected and the remaining $29 million (€22 million) was recorded as notes receivable, which mature on various dates through March 2022. Dole realized a gain of $27 million on the sale, of which $3.2 million was recorded during the first quarter of 2012, resulting in deferred income of $23.8 million (€18 million), which will be recognized as cash on the notes receivable are collected. During the second quarter of 2012, $0.8 million was collected and recorded as a gain on the sale. During the third quarter of 2012, Dole collected $5.7 million and recorded $1.3 million as a gain on the sale. In addition, Dole may receive an earn-out of up to €10 million based on future operating performance of the business.

Additionally, during the first quarter of 2012, Dole sold 230 acres of land in Hawaii. Dole received net cash proceeds of $1.8 million and recorded a gain of $1 million. At October 6, 2012, the asset held-for-sale balance in the fresh fruit reporting segment included approximately 2,050 acres of land in Hawaii. During the second quarter of 2012, Dole completed the sale of farm land in Honduras. Dole received cash proceeds of $1.2 million and recorded a gain of $1.2 million. During the third quarter Dole sold farm land in Costa Rica. Dole received cash proceeds of $5.6 million and recorded a gain of $4.5 million.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Packaged Foods

At October 6, 2012, the assets held-for-sale balance in the packaged foods reporting segment consisted of approximately 400 acres of peach orchards located in California.

Fresh-Cut Flowers—Discontinued Operation

At October 6, 2012, the assets held-for-sale balance in the fresh-cut flowers—discontinued operation consisted of a portion of the real estate of the former flowers division. Dole collected $1.3 million of long-term receivables during the second quarter ended June 16, 2012 related to the sale of the fresh-cut flowers—discontinued operation. Refer to Note 7—Long-Term Receivables for additional information.

Actively Marketed Land

Included in actively marketed land is land that does not meet Dole’s future strategic direction or internal economic return criteria. The land that has been identified is available for sale in its present condition and an active program is underway to sell the properties. Dole is actively marketing these properties at a price that is in excess of book value but the timing of sale is uncertain. At October 6, 2012, actively marketed land consisted of approximately 14,200 acres of Hawaii land in the fresh fruit segment, with a net book value of $74.8 million.

NOTE 10—GOODWILL AND INTANGIBLE ASSETS

Goodwill has been allocated to Dole’s reporting segments as follows:

	Fresh Fruit	Fresh Vegetables	Packaged Foods	Total
	(In thousands)
Balance as of December 31, 2011	$272,743	$84,759	$60,611	$418,113
Additions	—	—	6,853	6,853
Disposals	(11,000)	—	—	(11,000)

Balance as of October 6, 2012	$261,743	$84,759	$67,464	$413,966

During the first quarter of 2012, Dole completed the sale of a German subsidiary in the fresh fruit segment. As a result of the sale, $11 million of goodwill attributable to this subsidiary was written-off. Refer to Note 9—Assets-Held-For-Sale and Actively Marketed Land for further information.

During the first quarter of 2012, Dole completed the acquisition of Mrs. May’s Naturals, Inc. (“Mrs. May’s”), a company committed to providing consumers with wholesome snacks for a healthier lifestyle. Mrs. May’s is part of the packaged foods segment. Pursuant to the terms of the merger agreement, Dole purchased Mrs. May’s for total consideration of approximately $15 million, plus an annual earn-out between $0 and $0.5 million payable in 2013, 2014 and 2015. The acquisition resulted in goodwill of $6.9 million. In addition, Dole recorded $9.3 million of intangible assets consisting of $7.1 million for customer relationships and $2.2 million for trade names.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Details of Dole’s intangible assets were as follows:

	October 6, 2012	December 31, 2011
	(In thousands)
Amortized intangible assets:
Customer relationships	$66,601	$59,501
Other amortized intangible assets	18,023	15,231

	84,624	74,732
Accumulated amortization—customer relationships	(36,815)	(31,755)
Other accumulated amortization	(2,198)	(579)

Accumulated amortization—intangible assets	(39,013)	(32,334)

Amortized intangible assets, net	45,611	42,398
Indefinite-lived intangible assets:
Trademark and trade names	689,615	689,615

	$735,226	$732,013

Amortization expense of intangible assets totaled $2.4 million and $1.1 million in the quarters ended October 6, 2012 and October 8, 2011, respectively, and $6.3 million and $2.9 million for the three quarters ended October 6, 2012 and October 8, 2011, respectively.

As of October 6, 2012, the estimated amortization expense associated with Dole’s intangible assets for the remainder of 2012 and in each of the next four fiscal years is as follows (in thousands):

Fiscal Year	Amount
2012 (remainder of the year)	$1,796
2013	$6,654
2014	$5,998
2015	$5,998
2016	$5,522
Thereafter	$19,643

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 11—NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:

	October 6, 2012	December 31, 2011
	(In thousands)
Unsecured debt:
8.75% debentures due 2013	$155,000	$155,000
Secured debt:
13.875% notes due 2014	174,904	174,904
8% notes due 2016	315,000	315,000
Revolving credit facility	76,600	69,300
Term loan facilities	867,702	895,500
Contracts and notes, at a weighted average interest rate of 3.2% in 2012 (3.8% in 2011)	4,369	7,294
Capital lease obligations, at a weighted average interest rate of 2.9% in 2012 (3.0% in 2011)	59,050	57,000
Notes payable, at a weighted average interest rate of 2.0% in 2012 (3.1% in 2011)	55,161	27,969
Unamortized debt discounts	(17,729)	(22,130)

	1,690,057	1,679,837
Notes payable and current maturities, net of unamortized debt discounts	(218,012)	(38,725)

	$1,472,045	$1,641,112

Notes Payable

Dole borrows funds primarily on a short-term basis to finance current operations. The terms of these borrowings range from one month to six months. Dole’s notes payable at October 6, 2012 consist primarily of foreign borrowings in Asia and Latin America.

2011 Refinancing and Partial Retirement of 13 7/8% notes due 2014

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

During the third quarter of 2011, Dole repurchased and retired $52.5 million of its 13.875% notes due 2014. As a result of the repurchase, Dole recorded a charge of $13.5 million to other income (expense), net in the condensed consolidated statement of operations. The charge related to premiums paid in connection with the early debt retirement as well as the write-off of deferred debt issuance costs and debt discounts.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Term Loans and Revolving Credit Facility

As of October 6, 2012, the term loan facilities consisted of $311.1 million of Term Loan B and $556.6 million of Term Loan C. The term loan facilities bear interest, at Dole’s option, at a rate per annum equal to either (i) the London Interbank Offer Rate (“LIBOR”) plus 3.75%, with a LIBOR floor of 1.25%; or (ii) a base rate plus 2.75%. Interest on the term loan facilities is payable quarterly in arrears or at maturity of LIBOR contracts. The weighted average variable interest rate at October 6, 2012 for Term Loan B and Term Loan C was 5.03%. The term loan facilities require quarterly principal payments, plus a balloon payment due in 2018.

As of October 6, 2012, there was $76.6 million outstanding under the ABL revolver. Amounts outstanding under the ABL revolver bear interest, at Dole’s option, at a rate per annum equal to either (i) LIBOR plus 1.75% to 2.25%, or (ii) a base rate plus 0.75% to 1.25%, in each case, based upon Dole’s historical borrowing availability under this facility. The weighted average variable interest rate at October 6, 2012 for the ABL was 4.89%. As of October 6, 2012, the borrowing base for the ABL revolver was $333.1 million. After taking into account approximately $158 million of outstanding letters of credit issued under the ABL revolver and the outstanding ABL balance, Dole had approximately $98.5 million available for borrowings as of October 6, 2012. The ABL revolver matures in 2016.

Covenants

Provisions under the senior secured credit facilities and the indentures governing Dole’s senior secured notes and debentures require Dole to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments, liens, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. The ABL revolver also contains a “springing covenant,” which would not be effective unless the availability under the ABL revolver were to fall below the greater of (i) $35 million and (ii) 12.5% of the lesser of the Total Commitment (as defined) and the borrowing base. To date, the springing covenant has never been effective and Dole does not currently anticipate that the springing covenant will become effective. At October 6, 2012, Dole was in compliance with all applicable covenants.

A breach of a covenant or other provision in any debt instrument governing Dole’s current or future indebtedness could result in a default under that instrument and, due to customary cross-default and cross-acceleration provisions, could result in a default under Dole’s other debt instruments. Upon the occurrence of an event of default under the senior secured credit facilities or other debt instrument, the lenders or holders of such debt could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If Dole were unable to repay those amounts, the lenders could proceed against the collateral, if any, securing the indebtedness. If the lenders under Dole’s indebtedness were to accelerate the payment of the indebtedness, Dole cannot give assurance that its assets would be sufficiently liquid to repay in full its outstanding indebtedness on an accelerated basis.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized into interest expense over the term of the underlying debt. During the quarter and three quarters ended October 6, 2012, Dole amortized deferred debt issuance costs of $1.7 million and $4.3 million, respectively. During the quarter and three quarters ended October 8, 2011, Dole amortized deferred debt issuance costs of $1.7 million and $4.5 million, respectively.

Debt discounts are amortized into interest expense over the term of the underlying debt. During the quarter and three quarters ended October 6, 2012, Dole amortized debt discounts of $1.7 million and $4.1 million, respectively. During the quarter and three quarters ended October 8, 2011, Dole amortized debt discounts of $1.5 million and $3.8 million, respectively.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As a result of the 2011 refinancing, Dole recorded a charge of $12.7 million to other income (expense), net in the condensed consolidated statement of operations during the third quarter of 2011. The charge relates to fees incurred in connection with the refinancing as well as the write-off of deferred issuance costs and debt discounts.

Fair Value of Debt

Dole estimates the fair value of its secured and unsecured notes and debentures based on current quoted market prices. The term loans are traded between institutional investors on the secondary loan market, and the fair values of the term loans are based on the last available trading price.

The carrying values and estimated fair values of Dole’s debt are summarized below:

	October 6, 2012		December 31, 2011
	Carrying Values	Estimated Fair Values	Carrying Values	Estimated Fair Values
	(In thousands)
Secured and unsecured notes and debentures	$636,778	$690,255	$633,970	$694,314
Term loans	858,099	868,787	884,304	888,784

Carrying values are net of debt discounts.

NOTE 12—EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for Dole’s U.S. and international pension plans and other postretirement benefit (“OPRB”) plans were as follows:

	U.S. Pension Plans		International Pension Plans		OPRB Plans
	Quarter Ended		Quarter Ended		Quarter Ended
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011
	(In thousands)
Service cost	$56	$57	$2,744	$2,248	$21	$23
Interest cost	4,273	4,587	2,226	2,138	641	643
Expected return on plan assets	(4,706)	(5,039)	(131)	(140)		—
Amortization of:
Unrecognized net loss	2,513	2,034	514	281	24	21
Unrecognized prior service cost (benefit)	—	—	122	130	(1,084)	(1,085)
Unrecognized net transition obligation	—	—	—	—	—	—
Restructuring related settlements and other	—	—	—	332	—	47

	$2,136	$1,639	$5,475	$4,989	$(398)	$(351)

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	U.S. Pension Plans		International Pension Plans		OPRB Plans
	Three Quarters Ended		Three Quarters Ended		Three Quarters Ended
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011
	(In thousands)
Service cost	$140	$143	$6,360	$5,159	$53	$58
Interest cost	10,717	11,467	5,523	5,325	1,603	1,607
Expected return on plan assets	(11,764)	(12,597)	(327)	(347)		—
Amortization of:
Unrecognized net loss	6,255	5,084	1,316	702	60	51
Unrecognized prior service cost (benefit)	—	—	302	324	(2,712)	(2,711)
Unrecognized net transition obligation	—	—	—	1	—	—
Restructuring related settlements and other	—	—	—	1,889	—	1,778

	$5,348	$4,097	$13,174	$13,053	$(996)	$783

NOTE 13—SEGMENT INFORMATION

Dole has three reportable operating segments: fresh fruit, fresh vegetables and packaged foods. These reportable segments are managed separately due to differences in geography, products, production processes, distribution channels and customer bases.

The fresh fruit reportable operating segment (“fresh fruit”) primarily sells bananas, fresh pineapple and deciduous fruit, which are sourced from local growers or Dole-owned or leased farms located in Latin America and Asia, with significant selling locations in North America, Western Europe and Japan. The Asia component of fresh fruit not only sells fruit, but also sources and grows vegetables for sale primarily in Japan.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Revenues from external customers for the reportable operating segments and corporate were as follows:

	Quarter Ended		Three Quarters Ended
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011
	(In thousands)
Fresh fruit	$1,254,472	$1,422,823	$3,516,673	$3,998,106
Fresh vegetables	326,570	297,422	851,054	786,522
Packaged foods	375,928	365,601	934,113	902,722
Corporate	141	186	336	511

	$1,957,111	$2,086,032	$5,302,176	$5,687,861

EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended		Three Quarters Ended
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011
	(In thousands)
Fresh fruit EBIT	$10,069	$4,856	$136,514	$178,323
Fresh vegetables EBIT	3,220	6,145	20,506	24,008
Packaged foods EBIT	29,305	24,054	63,110	62,115

Total operating segments EBIT	42,594	35,055	220,130	264,446
Corporate:
Unrealized loss on cross currency swap	—	—	—	(3,787)
Unrealized gain (loss) on long-term Japanese yen hedges	870	2,413	271	(20,167)
Net unrealized gain (loss) on foreign denominated instruments	(2,886)	1,854	212	(4,580)
Share-based compensation	(2,295)	(1,816)	(5,737)	(4,392)
Write-off of debt issuance costs and refinancing fees	—	(12,739)	(433)	(12,759)
Loss on early retirement of notes	—	(13,453)	—	(13,453)
Strategic review transaction costs	(7,194)	—	(8,282)	—
Operating and other expenses	(12,821)	(16,750)	(35,760)	(37,271)

Corporate	(24,326)	(40,491)	(49,729)	(96,409)
Interest expense	(39,953)	(41,402)	(101,546)	(111,709)
Income taxes	8,055	(123)	230	(18,781)

Income (loss) from continuing operations	(13,630)	(46,961)	69,085	37,547
Income (loss) from discontinued operations, net of income taxes	(234)	(43)	(266)	188
Gain from disposal of discontinued operations, net of income taxes	—	—	—	339

Net income (loss)	$(13,864)	$(47,004)	$68,819	$38,074

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Dole’s equity earnings from equity method investments, which have been included in EBIT in the table above, relate primarily to the fresh fruit operating segment.

Total assets for the three reportable operating segments, corporate and fresh-cut flowers were as follows:

	October 6, 2012	December 31, 2011
	(In thousands)
Fresh fruit	$2,099,430	$2,129,910
Fresh vegetables	467,432	489,091
Packaged foods	794,430	743,447

Total operating segments	3,361,292	3,362,448
Corporate	868,924	903,851
Fresh-cut flowers—discontinued operation	5,023	5,023

	$4,235,239	$4,271,322

NOTE 14—DERIVATIVE FINANCIAL INSTRUMENTS

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

Cash Flow Hedges

Certain of Dole’s foreign currency derivative instruments are designated as cash flow hedges. Specifically, Dole designated certain of its foreign currency exchange forward contracts and participating forward contracts as cash flow hedges of its forecasted revenue and operating expense transactions. As a result, changes in fair value of the foreign currency derivative instruments since hedge designation, to the extent effective, are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) in the accompanying condensed consolidated balance sheet and are reclassified into earnings in the same period the underlying transactions affect earnings. Changes in the fair value of any portion of a cash flow hedge deemed ineffective are recognized into current period earnings.

Interest Rate Swap, Cross Currency Swap and Long-term Japanese Yen Hedges

Dole entered into an interest rate swap in 2006 to hedge future changes in interest rates. This agreement effectively converted $320 million of borrowings under Term Loan C, which was variable-rate debt, to a fixed-rate basis that matured June 16, 2011.

In connection with a refinancing transaction in which we engaged in March 2010, some of the terms of Dole’s senior secured credit facilities were amended. Dole evaluated the impact of these amendments on its hedge designation for its interest rate swap and determined not to re-designate the interest rate swap as a cash flow hedge of its interest rate risk associated with Term Loan C. As a result, changes in the fair value of the interest rate swap after de-designation on March 2, 2010 were recorded in interest expense. The unrealized loss in AOCI was recognized into interest expense through the June 2011 maturity of the interest rate swap as the underlying Term Loan C interest payments were made.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

During the first quarter of 2011, Dole entered into a transaction to effectively unwind the cross currency swap by refinancing its obligation under the cross currency swap and entering into a series of long-term Japanese yen hedges that mature through December 2014. As a result of the unwind of the cross currency swap, the collateral arrangement with the counterparties was no longer required. The long-term Japanese yen hedges require Dole to buy U.S. dollars and sell Japanese yen at an exchange rate of ¥101.3. At inception, these contracts were in a liability position of approximately $159 million and the total notional amount outstanding of the long-term Japanese yen hedges was $596.3 million. At October 6, 2012, the liability was approximately $124.8 million, and the total notional amount outstanding of the long-term Japanese yen hedges was $425.8 million. The value of these contracts will fluctuate based on changes in the exchange rate over the life of the individual forward contracts.

Upon entering into the long-term Japanese yen hedges, Dole designated the long-term Japanese yen forward contracts as cash flow hedges of its forecasted Japanese yen revenue stream. Due to the fact that there is a significant financing element present at the inception of the long-term Japanese yen hedges, the cash inflows or outflows associated with settlement of these contracts are included within the financing activities in Dole’s condensed consolidated statement of cash flows. While the long-term Japanese yen hedges were designated as cash flow hedges, a portion of the long-term Japanese yen hedges were deemed ineffective. With respect to this portion, changes in the fair value of the hedges are recorded in other income (expense), net in the accompanying condensed consolidated statements of operations, because the ineffectiveness was considered to be caused by the financing element of this instrument.

As a result of Dole executing a definitive agreement with ITOCHU Corporation on September 17, 2012, it is no longer considered to be probable that the forecasted Japanese yen revenue steams in 2013 and 2014 will occur. Accordingly, Dole de-designated these contracts as cash flow hedges on that date. Changes in the fair value of these hedges subsequent to September 17, 2012, are recorded to other income (expense), net in the condensed consolidated statement of operations. Since it is still considered to be reasonably possible that the forecasted transactions will occur in the future, the AOCI balance for these hedges will be reclassified into earnings upon settlement of the forecasted transactions. Once management has determined that it is no longer reasonably possible that the forecasted Japanese yen revenue streams will occur, the amounts remaining in AOCI for the long-term Japanese yen forward contracts will be recorded to other income (expense), net in the condensed consolidated statement of operations.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

At October 6, 2012, the gross notional values of Dole’s derivative instruments were as follows:

	Average Strike Price	Notional Amount
	(In thousands, except average strike price)
Derivatives designated as cash flow hedging instruments:
Foreign currency hedges (buy/sell):
U.S. dollar/Japanese yen	JPY 100.3 /$	$39,896
U.S. dollar/Euro	USD 1.31 /€	103,193
Thai baht/U.S. dollar	THB 31.06 /$	48,137
Philippine peso/U.S. dollar	PHP 42.52 /$	27,037
Chilean peso/U.S. dollar	CLP 507.76/$	3,545
Derivatives not designated as cash flow hedging instruments:
Foreign currency hedges (buy/sell):
U.S. dollar/Japanese yen	JPY 101.3/$	387,393
U.S. dollar/Swedish krona	SEK 6.57 /$	3,105
South African rand/U.S. dollar	ZAR 8.55 /$	1,800
South African rand/ British pound sterling	ZAR 13.39 /£	£425
South African rand/Euro	ZAR 10.78 /€	€425
British pound sterling /U.S. dollar	USD 1.55 /£	305
Bunker fuel hedges	USD 562 /mt	7,000	mt

The following table presents the derivative assets (liabilities) at fair value for derivatives designated as cash flow hedging instruments:

	Balance Sheet Classification	October 6, 2012	December 31, 2011
		(In thousands)
Assets:
Foreign currency exchange contracts	Receivables, net	$3,279	$5,427

		3,279	5,427

Liabilities:
Foreign currency exchange contracts	Accrued liabilities	(11,016)	(70,730)
	Other long-term liabilities	(21)	(123,304)

		(11,037)	(194,034)

Total derivatives designated as cash flow hedging instruments		$(7,758)	$(188,607)

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the derivative assets (liabilities) at fair value for derivatives not designated as cash flow hedging instruments:

	Balance Sheet Classification	October 6, 2012	December 31, 2011
		(In thousands)
Assets:
Foreign currency exchange contracts	Receivables, net	$33	$205
Bunker fuel hedges	Receivables, net	385	1,563

		418	1,768

Liabilities:
Foreign currency exchange contracts	Accrued liabilities	(45,008)	—
Foreign currency exchange contracts	Other long-term liabilities	(68,329)	—

		(113,337)	—

Total derivatives not designated as hedging instruments		$(112,919)	$1,768

Settlement of the foreign currency hedges will occur during 2012 through 2014 and settlement of bunker fuel hedges will occur during 2012.

The effects of the interest rate swap and foreign currency hedges designated as cash flow hedging instruments on accumulated other comprehensive income (loss) and the condensed consolidated statements of operations were as follows:

	Gains (Losses) Recognized in AOCI During Quarter Ended			Gains (Losses) Reclassified Into Income During Quarter Ended		Gains (Losses) Recognized in Income due to Hedge Ineffectiveness or Amounts Excluded from Effectiveness Testing During Quarter Ended
	October 6, 2012	October 8, 2011	Income Statement Classification	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011
	(In thousands)
Foreign currency hedges (1)	1,609	(36,156)	Cost of products sold	598	(11,175)	1,388	(239)
			Other income (expense), net	—	—	870	2,413

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Gains (Losses) Recognized in AOCI During Three Quarters Ended			Gains (Losses) Reclassified Into Income During Three Quarters Ended		Gains (Losses) Recognized in Income due to Hedge Ineffectiveness or Amounts Excluded from Effectiveness Testing During Three Quarters Ended
	October 6, 2012	October 8, 2011	Income Statement Classification	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011
	(In thousands)
Interest rate swap	$—	$—	Interest expense	$—	$(6,644)	$—	$—
Foreign currency hedges (1)	27,322	(51,064)	Cost of products sold	(1,070)	(17,574)	3,500	(1,029)
			Other income (expense), net	—	—	271	6,556

(1)	Amounts related to the long-term Japanese yen hedges have been included in this line item.

Unrealized gains and losses on the interest rate swap were recorded through AOCI through the de-designation date. Amounts included in AOCI as of the de-designation date were being amortized into interest expense as the quarterly payments were made through maturity of the interest rate swap in June 2011. Net unrecognized losses of $4.5 million related to the foreign currency hedges are expected to be realized into earnings in the next twelve months.

Net gains (losses) on derivatives not designated as cash flow hedging instruments, or prior to being designated as cash flow hedging instruments were as follows:

		Quarter Ended
	Classification in Statement of Operations	October 6, 2012	October 8, 2011
		(In thousands)
Foreign currency exchange contracts	Cost of products sold	$(299)	$148
Bunker fuel contracts	Cost of products sold	772	260
Foreign currency exchange contracts	Other income (expense), net	15	—
Long-term Japanese yen hedges	Other income (expense), net	62	—

		$550	$408

		Three Quarters Ended
	Classification in Statement of Operations	October 6, 2012	October 8, 2011
		(In thousands)
Foreign currency exchange contracts	Cost of products sold	$(63)	$(710)
Bunker fuel contracts	Cost of products sold	400	3,072
Foreign currency exchange contracts	Other income (expense), net	47	—
Long-term Japanese yen hedges	Other income (expense), net	62	(26,723)
Cross currency swap	Other income (expense), net	—	(1,902)
Interest rate swap	Interest expense	—	(18,942)

		$446	$(45,205)

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 15—FAIR VALUE MEASUREMENTS

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

Level 3: Unobservable inputs that are not corroborated by market data.

The following table provides a summary of the assets (liabilities) measured at fair value on a recurring basis:

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
	October 6, 2012	December 31, 2011
	(In thousands)
Assets:
Foreign currency exchange contracts	$3,312	$5,632
Bunker fuel contracts	385	1,563

	$3,697	$7,195

Liabilities:
Foreign currency exchange contracts	$(124,374)	$(194,034)

For Dole, the assets and liabilities that are required to be recorded at fair value on a recurring basis are the derivative instruments. The fair values of Dole’s derivative instruments are determined using Level 2 inputs, which are defined as “significant other observable inputs.” The fair values of the foreign currency exchange contracts and bunker fuel contracts were estimated using internal discounted cash flow calculations based upon forward foreign currency exchange rates, bunker fuel futures, interest-rate yield curves or quotes obtained from brokers for contracts with similar terms less any credit valuation adjustments. Dole recorded a credit valuation adjustment at October 6, 2012 which reduced the derivative liability balances. The credit valuation adjustment was $0.6 million at October 6, 2012 and $10.5 million at December 31, 2011.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table shows the change in the credit valuation adjustment in the accompanying condensed consolidated statements of operations and the portion that is reflected in OCI:

	Quarter Ended		Three Quarters Ended
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011
	(In thousands)
Unrealized gain (loss) recorded in other income (expense), net	$(1,739)	$2,561	$(8,020)	$8,562
Unrealized gain (loss) recorded in OCI	(228)	2,195	(1,866)	2,195

	$(1,967)	$4,756	$(9,886)	$10,757

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

NOTE 16—CONTINGENCIES

Dole is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to Dole’s operations. At October 6, 2012, guarantees of $10.7 million consisted primarily of amounts advanced under third-party bank agreements to independent growers that supply Dole with product. Dole has not historically experienced significant losses associated with these guarantees.

Dole issues letters of credit and bank guarantees through its ABL revolver and, in addition, separately through major banking institutions. Dole also provides bonds issued by insurance companies. These letters of credit, bank guarantees and insurance company bonds are required by certain regulatory authorities, suppliers and other operating agreements. As of October 6, 2012, total letters of credit, bank guarantees and bonds outstanding under these arrangements were $190.5 million.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Dole also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. Dole guaranteed $116.8 million of its subsidiaries’ obligations to their suppliers and other third parties as of October 6, 2012.

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

Currently there are 195 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP or seeking enforcement of Nicaragua judgments. In addition, there are 66 labor cases pending in Costa Rica under that country’s national insurance program.

On October 3, 2011, Dole signed a definitive settlement agreement with the plaintiff group represented by the Provost & Umphrey Law Firm, L.L.P. On September 5, 2012, that settlement agreement was completed, terminating Provost’s 33 Nicaragua lawsuits representing approximately $9 billion in claimed damages and, in seven of those cases, judgments totaling $907.5 million, and four U.S. lawsuits (90% of the plaintiffs have been dismissed, the Court has scheduled a dismissal hearing for the remaining plaintiffs in November 2012). This settlement is consistent with the position Dole has taken in the past, that it is willing to seek reasonable resolution of pending DBCP litigation. The settlement will not have a material effect on Dole’s financial position, results of operations or cash flows.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Of the 195 lawsuits not included in the Provost & Umphrey settlement, 18 are currently pending in various jurisdictions in the United States. One case in Los Angeles Superior Court, the last remaining lawsuit brought in the United States by Nicaraguan plaintiffs, was dismissed after the Court found that the plaintiffs and their representatives engaged in blatant fraud, witness tampering and active manipulation. On March 11, 2011, the Court issued a final Statement of Decision, followed on March 31, 2011 by a Judgment, that vacates the prior judgment and dismisses all plaintiffs’ claims with prejudice. Plaintiffs filed a notice of appeal of that judgment on May 6, 2011, and briefing is expected to be completed in the fourth quarter of 2012. Six cases that were recently filed in Delaware Federal court by the same plaintiffs that had filed identical cases in Louisiana Federal Court in 2011, were dismissed with prejudice on August 21, 2012 under the first-filed rule. On September 17, 2012, the Louisiana counterparts to those six cases, together with one additional case, were dismissed with prejudice by the Louisiana Federal Court under Louisiana prescription law. Plaintiffs have filed an appeal of the Louisiana dismissals. The remaining lawsuits are pending in Latin America and the Philippines. Claimed damages in DBCP cases worldwide total approximately $36 billion, with lawsuits in Nicaragua representing approximately 85% of this amount. Typically in these cases, Dole is a joint defendant with the major DBCP manufacturers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against Dole.

In Nicaragua, 163 cases are currently filed (of which 13 are active) in various courts throughout the country, all but three of which were brought pursuant to Law 364 (including one new case that was served on November 21, 2011), an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional. Twenty-five cases have resulted in judgments in Nicaragua: $489.4 million (nine cases consolidated with 465 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; $64.8 million (one case with 85 claimants) on June 15, 2004; $27.7 million (one case with 36 claimants) on March 17, 2005; $46.4 million (one case with 62 claimants) on August 20, 2005; $38.4 million (one case with 192 claimants) on November 14, 2007; and $357.7 million (eight cases with 417 claimants) on January 12, 2009, which Dole learned of unofficially. Except for the latest one, Dole has appealed all judgments. Dole will appeal the $357.7 million judgment once it has been served.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 17—EARNINGS PER SHARE

	Quarter Ended		Three Quarters Ended
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011
	(In thousands, except per share data)
Income (loss) from continuing operations	$(13,630)	$(46,961)	$69,085	$37,547
Income (loss) from discontinued operations, net of income taxes	(234)	(43)	(266)	188
Gain on disposal of discontinued operations, net of income taxes	—	—	—	339
Less: Net income attributable to noncontrolling interests	(1,456)	(1,634)	(3,643)	(3,906)

Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$(15,320)	$(48,638)	$65,176	$34,168

Weighted average common shares outstanding—Basic	87,762	87,600	87,761	87,588
Dilutive effects of stock incentive plan	—	—	722	503

Weighted average common shares outstanding—Diluted	87,762	87,600	88,483	88,091

Earnings Per Share—Basic
Income (loss) from continuing operations	$(0.16)	$(0.54)	$0.79	$0.43
Income from discontinued operations, net of income taxes	—	—	—	—
Gain on disposal of discontinued operations, net of income taxes	—	—	—	—
Less: Net income attributable to noncontrolling interests	(0.01)	(0.02)	(0.05)	(0.04)

Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$(0.17)	$(0.56)	$0.74	$0.39

Earnings Per Share—Diluted
Income (loss) from continuing operations	$(0.16)	$(0.54)	$0.78	$0.43
Income from discontinued operations, net of income taxes	—	—	—	—
Gain on disposal of discontinued operations, net of income taxes	—	—	—	—
Less: Net income attributable to noncontrolling interests	(0.01)	(0.02)	(0.04)	(0.04)

Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$(0.17)	$(0.56)	$0.74	$0.39

Anti-dilutive shares of 1 million and 525 thousand were excluded from the calculation of diluted weighted average shares for the quarters ended October 6, 2012 and October 8, 2011, respectively.

NOTE 18—GUARANTOR FINANCIAL INFORMATION

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

distributions and other changes in equity. Elimination entries relate to the elimination of investments in subsidiaries and associated intercompany balances and transactions as well as cash overdraft and income tax reclassifications.

The following are condensed consolidating statements of operations of Dole for the quarters and three quarters ended October 6, 2012 and October 8, 2011; condensed consolidating statements of comprehensive income (loss) for the quarters and three quarters ended October 6, 2012 and October 8, 2011; condensed consolidating statements of comprehensive income (loss) for the quarters and three quarters ended October 6, 2012 and October 8, 2011; condensed consolidating balance sheets as of October 6, 2012 and December 31, 2011 and condensed consolidating statements of cash flows for the three quarters ended October 6, 2012 and October 8, 2011.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended October 6, 2012

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
Revenues, net	$28,913	$926,979	$1,428,698	$(427,479)	$1,957,111
Cost of products sold	(24,900)	(817,220)	(1,362,383)	423,244	(1,781,259)

Gross margin	4,013	109,759	66,315	(4,235)	175,852
Selling, marketing and general and administrative expenses	(23,281)	(70,330)	(73,269)	4,235	(162,645)
Charges for restructuring and long-term receivables	—	—	(793)	—	(793)
Gain on sale of assets	—	—	5,759	—	5,759

Operating income (loss)	(19,268)	39,429	(1,988)	—	18,173
Equity in subsidiary income	27,232	(11,412)	—	(15,820)	—
Other income (expense), net	—	—	(4,840)	—	(4,840)
Interest income	20	67	1,444	—	1,531
Interest expense	(29,210)	524	(11,267)	—	(39,953)

Income (loss) from continuing operations before income taxes and equity earnings	(21,226)	28,608	(16,651)	(15,820)	(25,089)
Income taxes	5,600	(1,702)	4,157	—	8,055
Earnings from equity method investments	306	(105)	3,203	—	3,404

Income from continuing operations, net of income taxes	(15,320)	26,801	(9,291)	(15,820)	(13,630)
Income from discontinued operations, net of income taxes	—	—	(234)	—	(234)

Net income (loss)	(15,320)	26,801	(9,525)	(15,820)	(13,864)
Less: Net income attributable to noncontrolling interests	—	—	(1,456)	—	(1,456)

Net income attributable to shareholders of Dole Food Company, Inc.	$(15,320)	$26,801	$(10,981)	$(15,820)	$(15,320)

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended October 8, 2011

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
Revenues, net	$26,993	$921,485	$1,561,454	$(423,900)	$2,086,032
Cost of products sold	(23,403)	(829,110)	(1,476,402)	418,601	(1,910,314)

Gross margin	3,590	92,375	85,052	(5,299)	175,718
Selling, marketing and general and administrative expenses	(19,408)	(70,406)	(76,387)	5,299	(160,902)
Charges for restructuring	—	—	(7,877)	—	(7,877)
Gain on asset sales	3,326	—	—	—	3,326

Operating income (loss)	(12,492)	21,969	788	—	10,265
Equity in subsidiary income	4,494	(14,493)	—	9,999	—
Other income (expense), net	(18,052)	—	(904)	—	(18,956)
Interest income	323	54	941	—	1,318
Interest expense	(28,993)	(85)	(12,324)	—	(41,402)

Income (loss) from continuing operations before income taxes and equity earnings	(54,720)	7,445	(11,499)	9,999	(48,775)
Income taxes	6,082	(2,878)	(3,327)	—	(123)
Earnings from equity method investments	—	(90)	2,027	—	1,937

Income (loss) from continuing operations, net of income taxes	(48,638)	4,477	(12,799)	9,999	(46,961)
Loss from discontinued operations, net of income taxes	—	—	(43)	—	(43)

Net income (loss)	(48,638)	4,477	(12,842)	9,999	(47,004)
Less: Net income attributable to noncontrolling interests	—	—	(1,634)	—	(1,634)

Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$(48,638)	$4,477	$(14,476)	$9,999	$(48,638)

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Quarters Ended October 6, 2012

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
Revenues, net	$72,759	$2,427,148	$3,894,028	$(1,091,759)	$5,302,176
Cost of products sold	(59,741)	(2,146,940)	(3,596,825)	1,081,166	(4,722,340)

Gross margin	13,018	280,208	297,203	(10,593)	579,836
Selling, marketing and general and administrative expenses	(53,758)	(191,400)	(190,474)	10,593	(425,039)
Charges for restructuring and long-term receivables	—	—	(4,062)	—	(4,062)
Gain on sale of assets	962	—	10,954	—	11,916

Operating income (loss)	(39,778)	88,808	113,621	—	162,651
Equity in subsidiary income	150,268	66,996	—	(217,264)	—
Other income (expense), net	—	—	(3,324)	—	(3,324)
Interest income	653	430	3,062	—	4,145
Interest expense	(73,699)	475	(28,322)	—	(101,546)

Income from continuing operations before income taxes and equity earnings	37,444	156,709	85,037	(217,264)	61,926
Income taxes	27,426	(7,833)	(19,363)	—	230
Earnings from equity method investments	306	155	6,468	—	6,929

Income from continuing operations, net of income taxes	65,176	149,031	72,142	(217,264)	69,085
Loss from discontinued operations, net of income taxes	—	—	(266)	—	(266)

Net income	65,176	149,031	71,876	(217,264)	68,819
Less: Net income attributable to noncontrolling interests	—	—	(3,643)	—	(3,643)

Net income attributable to shareholders of Dole Food Company, Inc.	$65,176	$149,031	$68,233	$(217,264)	$65,176

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Quarters Ended October 8, 2011

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
Revenues, net	$73,462	$2,472,424	$4,340,002	$(1,198,027)	$5,687,861
Cost of products sold	(60,027)	(2,204,867)	(3,968,686)	1,186,404	(5,047,176)

Gross margin	13,435	267,557	371,316	(11,623)	640,685
Selling, marketing and general and administrative expenses	(46,079)	(188,111)	(193,298)	11,623	(415,865)
Charges for restructuring	—	—	(16,579)	—	(16,579)
Gain on asset sales	3,337	—	—	—	3,337

Operating income (loss)	(29,307)	79,446	161,439	—	211,578
Equity in subsidiary income	138,272	69,820	—	(208,092)	—
Other income (expense), net	(18,058)	—	(35,912)	—	(53,970)
Interest income	803	457	2,542	—	3,802
Interest expense	(74,491)	(126)	(37,092)	—	(111,709)

Income from continuing operations before income taxes and equity earnings	17,219	149,597	90,977	(208,092)	49,701
Income taxes	16,949	(11,989)	(23,741)	—	(18,781)
Earnings from equity method investments	—	202	6,425	—	6,627

Income from continuing operations, net of income taxes	34,168	137,810	73,661	(208,092)	37,547
Income from discontinued operations, net of income taxes	—	—	188	—	188
Gain on disposal of discontinued operations, net of income taxes	—	—	339	—	339

Net income	34,168	137,810	74,188	(208,092)	38,074
Less: Net income attributable to noncontrolling interests	—	—	(3,906)	—	(3,906)

Net income attributable to shareholders of Dole Food Company, Inc.	$34,168	$137,810	$70,282	$(208,092)	$34,168

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Quarter Ended October 6, 2012

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
Net income (loss)	$(15,320)	$26,801	$(9,525)	$(15,820)	$(13,864)
Net foreign currency translation adjustment	(704)	14	11,224	—	10,534
Unrealized hedging gains (losses), net of income taxes	—	—	1,055	—	1,055
Reclassification of realized (gains) losses to net income, net of income taxes	—	—	(1,089)	—	(1,089)

Comprehensive income (loss)	(16,024)	26,815	1,665	(15,820)	(3,364)
Less: Net income attributable to noncontrolling interests	—	—	(1,456)	—	(1,456)

Comprehensive income (loss) attributable to shareholders of Dole Food Company, Inc.	$(16,024)	$26,815	$209	$(15,820)	$(4,820)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Quarter Ended October 8, 2011

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
Net income (loss)	$(48,638)	$4,477	$(12,842)	$9,999	$(47,004)
Net foreign currency translation adjustment	—	(400)	(11,509)	—	(11,909)
Unrealized hedging gains (losses), net of income taxes	—	—	(35,026)	—	(35,026)
Reclassification of realized (gains) losses to net income, net of income taxes	—	—	11,557	—	11,557

Comprehensive income (loss)	(48,638)	4,077	(47,820)	9,999	(82,382)
Less: Net income attributable to noncontrolling interests	—	—	(1,610)	—	(1,610)

Comprehensive income (loss) attributable to shareholders of Dole Food Company, Inc.	$(48,638)	$4,077	$(49,430)	$9,999	$(83,992)

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Three Quarters Ended October 6, 2012

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
Net income	$65,176	$149,031	$71,876	$(217,264)	$68,819
Net foreign currency translation adjustment	2,114	2	5,289	—	7,405
Unrealized hedging gains (losses), net of income taxes	—	—	26,116	—	26,116
Reclassification of realized (gains) losses to net income, net of income taxes	—	—	45	—	45

Comprehensive income	67,290	149,033	103,326	(217,264)	102,385
Less: Net income attributable to noncontrolling interests	—	—	(3,646)	—	(3,646)

Comprehensive income attributable to shareholders of Dole Food Company, Inc.	$67,290	$149,033	$99,680	$(217,264)	$98,739

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Three Quarters Ended October 8, 2011

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
Net income	$34,168	$137,810	$74,188	$(208,092)	$38,074
Net foreign currency translation adjustment	—	(367)	(4,016)	—	(4,383)
Unrealized hedging gains (losses), net of income taxes	—	—	(49,223)	—	(49,223)
Reclassification of realized (gains) losses to net income, net of income taxes	—	—	25,280	—	25,280

Comprehensive income	34,168	137,443	46,229	(208,092)	9,748
Less: Net income attributable to noncontrolling interests	—	—	(3,905)	—	(3,905)

Comprehensive income attributable to shareholders of Dole Food Company, Inc.	$34,168	$137,443	$42,324	$(208,092)	$5,843

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

As of October 6, 2012

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
ASSETS
Cash and cash equivalents	$16,268	$2,498	$63,278	$—	$82,044
Receivables, net of allowances	94,760	133,706	477,856	—	706,322
Inventories	7,899	325,618	511,278	—	844,795
Prepaid expenses and other assets	4,905	14,938	52,229	—	72,072
Deferred income tax assets	—	22,335	10,867	(4,515)	28,687
Assets held-for-sale	12,479	3,813	5,196	—	21,488

Total current assets	136,311	502,908	1,120,704	(4,515)	1,755,408
Investments	2,684,040	1,942,062	106,849	(4,626,801)	106,150
Actively marketed land	74,814	—	—	—	74,814
Property, plant and equipment, net	134,748	265,923	497,139	—	897,810
Goodwill	—	131,818	282,148	—	413,966
Intangible assets, net	689,615	4,987	40,624	—	735,226
Other assets, net	50,392	17,967	191,529	(8,023)	251,865

Total assets	$3,769,920	$2,865,665	$2,238,993	$(4,639,339)	$4,235,239

LIABILITIES AND EQUITY
Accounts payable	$5,132	$151,590	$271,514	$—	$428,236
Accrued liabilities	55,656	166,201	306,824	(4,515)	524,166
Current portion of long-term debt, net	153,832	324	8,695	—	162,851
Notes payable	—	—	55,161	—	55,161

Total current liabilities	214,620	318,115	642,194	(4,515)	1,170,414
Intercompany payables (receivables)	1,376,935	(156,889)	(1,220,046)	—	—
Long-term debt, net	867,407	2,396	602,242	—	1,472,045
Deferred income tax liabilities	156,883	—	44,448	(8,023)	193,308
Other long-term liabilities	253,237	23,180	194,835	—	471,252
Equity attributable to shareholders of Dole Food Company, Inc.	900,838	2,678,863	1,947,938	(4,626,801)	900,838
Equity attributable to noncontrolling interests	—	—	27,382	—	27,382

Total equity	900,838	2,678,863	1,975,320	(4,626,801)	928,220

Total liabilities and equity	$3,769,920	$2,865,665	$2,238,993	$(4,639,339)	$4,235,239

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Quarters Ended October 6, 2012

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
OPERATING ACTIVITIES
Intercompany dividend income	$3,000	$—	$—	$(3,000)	$—
Operating activities	(12,437)	40,241	16,109	—	43,913

Cash flow provided by (used in) operating activities	(9,437)	40,241	16,109	(3,000)	43,913

INVESTING ACTIVITIES
Cash received from sales of assets and businesses, net of cash disposed	8,743	103	28,075	—	36,921
Business acquisitions, net of cash acquired	—	(15,816)	—	—	(15,816)
Capital expenditures	(523)	(22,775)	(38,038)	—	(61,336)
Restricted cash	—	—	6,230	—	6,230
Other	(919)	—	—	—	(919)

Cash flow provided by (used in) investing activities	7,301	(38,488)	(3,733)	—	(34,920)

FINANCING ACTIVITIES
Short-term debt borrowings (repayments), net	(238)	266	19,336	—	19,364
Long-term debt borrowings	768,300	270	2,526	—	771,096
Long-term debt repayments	(763,363)	(1,604)	(30,202)	—	(795,169)
Net proceeds of exercise stock options	147	—	—	—	147
Dividends paid to noncontrolling interests	—	—	(1,467)	—	(1,467)
Intercompany dividends	—	—	(3,000)	3,000	—
Settlement on long-term Japanese yen hedge forwards	—	—	(42,843)	—	(42,843)

Cash flow provided by (used in) financing activities	4,846	(1,068)	(55,650)	3,000	(48,872)

Effect of foreign currency exchange rate changes on cash	—	—	(425)	—	(425)

Increase (decrease) in cash and cash equivalents	2,710	685	(43,699)	—	(40,304)
Cash and cash equivalents at beginning of period	13,558	1,813	106,977	—	122,348

Cash and cash equivalents at end of period	$16,268	$2,498	$63,278	$—	$82,044

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Quarters Ended October 8, 2011

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
OPERATING ACTIVITIES
Cash flow provided by (used in) operating activities	$(27,019)	$15,285	$51,016	$—	$39,282

INVESTING ACTIVITIES
Cash received from sales of assets	10,369	886	12,110	—	23,365
Cash received from sales of investments	—	—	1,051	—	1,051
Capital expenditures	(257)	(25,643)	(29,901)	—	(55,801)
Restricted cash and deposits	—	—	45,425	—	45,425
Investment in non-consolidated subsidiary	—	—	(2,038)	—	(2,038)
Other	(579)	—	—	—	(579)

Cash flow provided by (used in) investing activities	9,533	(24,757)	26,647	—	11,423

FINANCING ACTIVITIES
Short-term debt borrowings (repayments), net	436	9,045	(16,677)	—	(7,196)
Long-term debt borrowings	475,638	—	580,712	—	1,056,350
Long-term debt repayments	(454,521)	(216)	(596,391)	—	(1,051,128)
Payment of debt issuance costs	(6,281)	—	(6,726)	—	(13,007)
Premium on early retirement of notes	(10,238)	—	—	—	(10,238)
Proceeds from stock option exercises	312	—	—	—	312
Dividends paid to noncontrolling interests	—	—	(2,800)	—	(2,800)
Settlement of long-term Japanese yen hedge forwards	—	—	(3,290)	—	(3,290)

Cash flow provided by (used in) financing activities	5,346	8,829	(45,172)	—	(30,997)

Effect of foreign currency exchange rate changes on cash	—	—	731	—	731

Increase (decrease) in cash and cash equivalents	(12,140)	(643)	33,222	—	20,439
Cash and cash equivalents at beginning of period	39,080	2,714	128,353	—	170,147

Cash and cash equivalents at end of period	$26,940	$2,071	$161,575	$—	$190,586

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

Overview

Significant highlights for Dole Food Company, Inc. and its consolidated subsidiaries (“Dole”) for the quarter and three quarters ended October 6, 2012 were as follows:

•

On September 17, 2012, Dole signed a definitive agreement (the “Agreement”) with ITOCHU Corporation for the sale of Dole’s worldwide packaged foods and Asia fresh produce businesses (collectively, “Dole Asia”) for $1.685 billion in cash. Additional consideration of $29 million may be received if the acquirer chooses to exercise its option not to assume certain U.S. pension liabilities of Dole Asia. In the event of a termination of the Agreement, under certain very limited circumstances, Dole would be obligated to pay ITOCHU a termination fee of $50.4 million as provided in the Agreement. The transaction is subject to Dole stockholder approval and customary regulatory approvals in multiple countries. Dole will use substantially all the proceeds from the transaction and Dole’s intended new capital structure to pay down its existing indebtedness and to provide funding for transaction-related taxes, costs and expenses. In connection with the transaction, Dole will realign and streamline its global operating structure to conform to the specific needs of the remaining fresh produce businesses. The operations of Dole Asia consist of Dole’s Packaged Foods reportable operating segment and Asia Fresh, which is a component of Dole’s Fresh Fruit reportable operating segment. Following the consummation of the transaction, Dole will have two lines of business – fresh fruit and fresh vegetables – and will remain a leading producer, marketer and distributor of fresh fruit and fresh vegetables, including Dole’s expanding line of value-added products. As a result of the transaction, Dole’s fresh fruit business line will be smaller than at present, with an approximate 30% reduction in revenue; Dole’s fresh vegetables business line will not be impacted by the transaction. Dole will continue to be one of the world’s largest producers of bananas and pineapples, and an industry leader in packaged salads, fresh-packed vegetables and fresh berries. Dole also will maintain its fully-integrated operating platform in the Americas and Europe, as well as its refrigerated supply chain, which features the largest dedicated refrigerated containerized fleet in the world, as well as a network of packaging, ripening and distribution centers, to deliver fresh Dole products to market.

•

Net revenues for the third quarter of 2012 were $2 billion, a decrease of 6% from the third quarter of 2011. Excluding the sales from both our German ripening and distribution subsidiary, which was sold during the first quarter of 2012 and our Dole Spain ripening and distribution subsidiary, which was sold in the fourth quarter of 2011 (“European divested businesses”), as well as sales from SunnyRidge Farms, which was acquired in the fourth quarter of 2011 (“berry acquisition”), sales increased 2% and were higher in all three of our reporting segments.

•

Operating income for the third quarter of 2012 was $18.2 million compared to $10.3 million in the third quarter of 2011. Earnings increased in our fresh fruit and packaged foods segments, partially offset by lower earnings in our fresh vegetables segment.

•

Fresh fruit operating income increased primarily as a result of higher banana earnings in our European banana operations as well as higher earnings in our fresh pineapple operation and Chilean deciduous fruit business. These improvements were partially offset by lower pricing in North America and Asia bananas.

•

Fresh vegetables operating income decreased primarily due to lower earnings in fresh berries and packaged salads, partially offset by improved pricing in fresh-packed vegetables. Fresh berries earnings were impacted by higher growing costs. Packaged salads earnings decreased primarily due to costs related to the precautionary recall of a limited number of packaged salad products.

•	Packaged foods operating income increased due to lower product costs for packaged fruit products in North America and improved pricing for frozen fruit products.

•

Dole’s 2011 restructuring plan in the fresh fruit segment in Europe, Latin America and Asia remains on track and is expected to be completed during the fourth quarter of 2012. Full year net cash savings for fiscal 2012 are estimated at $24 million, of which $18 million has already been realized in the first three quarters of 2012. The 2011 restructuring initiatives did not significantly impact fiscal 2012 revenues. Although cost of products sold for the first three quarters of 2012 benefitted from our shipping and farming restructuring initiatives, higher purchased fruit costs from Latin America growers more than offset these benefits. The remaining $6 million of estimated net cash savings are expected to be realized in the fourth quarter of fiscal 2012 and are expected to reduce cost of products sold.

Non-GAAP Financial Measures

The following is a reconciliation of earnings before interest expense, income taxes and discontinued operations (“EBIT before discontinued operations”) and adjusted earnings before interest expense, income taxes and depreciation and amortization (“Adjusted EBITDA”) to the most directly comparable U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) financial measure:

	Quarter Ended		Three Quarters Ended
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011
	(In thousands)
Net income	$(13,864)	$(47,004)	$68,819	$38,074
(Income) loss from discontinued operations, net of income taxes	234	43	266	(188)
Gain on disposal of discontinued operations, net of income taxes	—	—	—	(339)
Interest expense	39,953	41,402	101,546	111,709
Income taxes	(8,055)	123	(230)	18,781

EBIT before discontinued operations	18,268	(5,436)	170,401	168,037
Depreciation and amortization from continuing operations	31,694	31,666	80,225	79,064
Net unrealized loss on derivative instruments	(116)	2,487	711	8,381
(Gain) loss on long-term Japanese yen hedges	855	(2,298)	1,793	20,141
Foreign currency exchange (gain) loss on vessel obligations	2,177	(2,590)	2,680	(51)
Net unrealized (gain) loss on foreign denominated instruments	3,409	(1,645)	538	5,802
Share-based compensation	3,794	2,894	9,448	6,891
Charges for restructuring and long-term receivables	793	13,171	4,062	21,873
Strategic review transaction costs	7,194	—	8,282	—
Refinancing charges and loss on early retirement of debt	—	26,192	433	26,212
Gain on asset sales	(5,759)	(3,326)	(11,916)	(3,337)

Adjusted EBITDA	$62,309	$61,115	$266,657	$333,013

EBIT before discontinued operations and Adjusted EBITDA are measures commonly used by financial analysts in evaluating the performance of companies. EBIT before discontinued operations is calculated from net income by adding interest expense and income tax expense, and adding the loss or subtracting the income from discontinued operations, net of income taxes. Adjusted EBITDA is calculated from EBIT before discontinued

operations by: (1) adding depreciation and amortization from continuing operations; (2) adding the net unrealized loss or subtracting the net unrealized gain on foreign currency and bunker fuel hedges and the cross currency swap which do not have a more than insignificant financing element present at contract inception; (3) adding the net loss or subtracting the net gain on the long-term Japanese yen hedges; (4) adding the foreign currency loss or subtracting the foreign currency gain on the vessel obligations; (5) adding the net unrealized loss or subtracting the net unrealized gain on foreign denominated instruments; (6) adding share-based compensation expense; (7) adding charges for restructuring and long-term receivables; (8) adding strategic review transaction costs; (9) adding refinancing charges and loss on early retirement of debt; and (10) subtracting the gain on asset sales. Due to the fact that the long-term Japanese yen hedges had more than an insignificant financing element at inception (as discussed in Note 14 to the condensed consolidated financial statements), the liability is treated similar to a debt instrument and the associated cash flows are classified as a financing activity. As a result, both the realized and unrealized gains and losses related to the long-term Japanese yen hedges are subtracted from or added back to EBIT before discontinued operations when calculating Adjusted EBITDA. These adjustments have been made because management excludes these amounts when evaluating the performance of Dole.

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

Results of Operations

Selected results of operations for the quarters and three quarters ended October 6, 2012 and October 8, 2011 were as follows:

	Quarter Ended		Three Quarters Ended
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011
	(In thousands)
Revenues, net	$1,957,111	$2,086,032	$5,302,176	$5,687,681
Operating income	18,173	10,265	162,651	211,578
Other income (expense), net	(4,840)	(18,956)	(3,324)	(53,970)
Interest expense	(39,953)	(41,402)	(101,546)	(111,709)
Income taxes	8,055	(123)	230	(18,781)
Net income (loss)	(13,864)	(47,004)	68,819	38,074
Less: Net income attributable to noncontrolling interests	(1,456)	(1,634)	(3,644)	(3,906)
Net income (loss) attributable to shareholders of Dole Food Company, Inc.	(15,320)	(48,638)	65,176	34,168

Revenues

Revenues in the quarter ended October 6, 2012 decreased 6% to $2 billion from $2.1 billion for the quarter ended October 8, 2011. Excluding third quarter 2011 sales from Dole’s European divested businesses of $186 million as well as third quarter 2012 sales from the berry acquisition of $13 million, sales increased 2%. Fresh fruit sales decreased $168 million. Excluding sales from divested businesses, fresh fruit sales increased $17 million. The increase is primarily related to higher sales in Europe, improved pricing in Dole’s Chilean deciduous fruit business and other fresh fruit sold in Asia and higher volumes of North America fresh pineapple. These factors were partially offset by lower pricing in North America and Asia bananas. Fresh vegetables sales increased $29 million. Excluding sales from the berry acquisition, fresh vegetables sales increased $17 million due to improved pricing for fresh-packed vegetables and packaged salads. Packaged foods sales increased $10 million primarily due to higher sales in the North America frozen fruit and healthy snack businesses. The increase was partially offset by lower volumes of packaged fruit products sold in North America and Asia. Net unfavorable foreign currency exchange movements in Dole’s selling locations resulted in lower revenues of approximately $32 million.

Revenues in the three quarters ended October 6, 2012 decreased 7% to $5.3 billion from $5.7 billion for the three quarters ended October 8, 2011. Excluding sales from Dole’s European divested businesses of $421 million, as well as the first three quarters 2012 sales from the berry acquisition of $53 million, sales were comparable. Fresh fruit revenues decreased $481 million. Excluding sales from divested businesses, fresh fruit sales decreased $60 million primarily due to lower pricing in North America and lower volumes of fresh fruit sold in Europe as well as unfavorable euro and Swedish krona foreign currency exchange movements. These factors were partially offset by higher volumes of fresh pineapples sold worldwide and bananas sold in Asia. Fresh vegetables sales increased $65 million. Excluding sales from the berry acquisition, fresh vegetables sales increased $11 million. The increase was primarily due to higher pricing of packaged salads and improved volumes of strawberries, partially offset by lower pricing of fresh-packed vegetables. Packaged foods sales increased $31 million due primarily to the same factors that impacted sales during the third quarter, except for higher pricing in North America and Asia. Net unfavorable foreign currency exchange movements in Dole’s selling locations resulted in lower revenues of approximately $77 million.

Operating Income

For the quarter ended October 6, 2012, operating income increased to $18.2 million compared with $10.3 million for the quarter ended October 8, 2011. Fresh fruit operating income increased primarily due to higher earnings in Dole Europe’s banana operations, fresh pineapple operations worldwide and the Chilean deciduous fruit business, partially offset by lower earnings in the banana operations of North America and Asia. Packaged foods operating income increased primarily due to lower product costs in North America for packaged fruit products and improved pricing for frozen fruit. Fresh vegetables operating income decreased due to lower earnings in the fresh berries and packaged salads businesses, partially offset by improved pricing for iceberg lettuce and celery in the fresh-packed vegetable operations. If foreign currency exchange rates in Dole’s significant foreign operations during the quarter ended October 6, 2012 had remained unchanged from those experienced during the quarter ended October 8, 2011, Dole estimates that its operating income would have been higher by approximately $7 million.

For the three quarters ended October 6, 2012, operating income decreased to $162.7 million compared with $211.6 million for the three quarters ended October 8, 2011. Fresh fruit operating income decreased primarily due to lower earnings in Dole’s banana operations in North America and Asia, partially offset by higher earnings in Dole Europe’s banana operations, North America fresh pineapple operations, and Chilean deciduous fruit business. Packaged foods operating income increased primarily due to improved pricing in North America and Asia and lower levels of marketing expenditures in North America as prior year first quarter results included additional spending for the introduction of FRUIT BOWLS® in 100% juice and fruit in jars in 100% juice. Fresh vegetables operating income decreased due to lower pricing in all major fresh-packed vegetable product lines, partially offset by higher earnings of packaged salads and fresh berries. If foreign currency exchange rates in Dole’s significant foreign operations during the three quarters ended October 6, 2012 had remained unchanged from those experienced during the three quarters ended October 8, 2011, Dole estimates that its operating income would have been higher by approximately $12 million.

Other Income (Expense), Net

For the quarter ended October 6, 2012, other income (expense), net was expense of $4.8 million compared to expense of $19 million in the prior year. The improvement was primarily due to the absence of $26.2 million of charges recorded in connection with Dole’s third quarter 2011 refinancing and early retirement of debt. The refinancing of Dole’s term loan and asset-based revolving facility resulted in $12.7 million of charges related to the write-off of debt issuance costs and debt discounts. In addition, $13.5 million of charges were recorded related to the premiums paid as well as the write-off of debt issuance costs and debt discounts associated with the early retirement of debt. These improvements were partially offset by unrealized losses of $3.7 million recorded during the third quarter of 2012 on Dole’s foreign denominated borrowings compared to unrealized gains of $2.2 million recorded in the third quarter of 2011. In addition, Dole’s British pound sterling vessel obligation generated unrealized losses of $2.2 million during the third quarter of 2012 compared to unrealized gains of $2.6 million during the third quarter of 2011. There was also a $1.5 million decrease in unrealized gains generated on Dole’s long-term Japanese yen hedges.

For the three quarters ended October 6, 2012, other income (expense), net was an expense of $3.3 million compared to an expense of $54 million in the prior year. The improvement was primarily due to the absence of $27.4 million of unrealized losses incurred in connection with the March 2011 unwinding of the cross currency swap and entering into a series of long-term Japanese yen hedges. In addition, other income (expense) benefited from the absence of $26.2 million of charges recorded in connection with Dole’s third quarter 2011 refinancing and early extinguishment of debt.

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

Interest Expense

Interest expense for the quarter ended October 6, 2012 was $40 million compared to $41.4 million for the quarter ended October 8, 2011. Interest expense for the three quarters ended October 6, 2012 was $101.5 million compared to $111.7 million for the three quarters ended October 8, 2011. Interest expense decreased in both periods primarily as a result of lower effective borrowing rates due in part to the maturity of Dole’s interest rate swap in the second quarter of 2011 as well as Dole’s repurchase and retirement of $52.5 million of its 13.875% senior secured notes due 2014 during the third quarter of 2011.

Income Taxes

Dole recorded a tax benefit of $0.2 million on $61.9 million of pretax income from continuing operations for the three quarters ended October 6, 2012. Income taxes included an interest benefit of $3.4 million related to Dole’s unrecognized tax benefits. Income tax benefit of $18.8 million on $49.7 million of pretax income from continuing operations was recorded for the three quarters ended October 8, 2011 which included an interest benefit of $2.9 million related to Dole’s unrecognized tax benefits. Dole’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions. For the three quarters ended October 6, 2012, Dole’s income tax expense differs from the U.S.

federal statutory rate applied to Dole’s pretax income primarily due to a decrease in Dole’s total amount of unrecognized tax benefits which included $17 million as a result of the expiration of the statute of limitations in the second quarter of 2012 concerning certain transfer pricing items. Including interest, net of tax benefits, the total amount recorded for this item was $18.7 million which was partially offset by an increase in Dole’s U.S. federal valuation allowance. For the three quarters ended October 8, 2011, Dole’s income tax expense differed from the U.S. federal statutory rate applied to Dole’s pretax income primarily due to losses in certain jurisdictions for which it is more likely than not that a tax benefit will not be realized.

Income tax expense/(benefit) for the quarters ended October 6, 2012 and October 8, 2011 were ($8.1) million and $0.1 million, respectively. During the quarter ended October 6, 2012, income taxes benefited from lower expense associated with Dole’s banana operations in Asia.

Dole is required to adjust its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. These factors could result in a higher or lower effective tax rate during a particular quarter based upon the mix and timing of actual earnings versus annual projections.

Segment Results of Operations

Dole has three reportable operating segments: fresh fruit, fresh vegetables and packaged foods. These reportable segments are managed separately due to differences in geography, products, production processes, distribution channels and customer bases.

The fresh fruit reportable operating segment (“fresh fruit”) primarily sells bananas, fresh pineapple and deciduous fruit, which are sourced from local growers or Dole-owned or leased farms located in Latin America and Asia, with significant selling locations in North America, Western Europe and Japan. The Asia component of fresh fruit not only sells fruit, but also sources and grows vegetables for sale primarily in Japan.

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

Revenues from external customers for the reportable operating segments and corporate were as follows:

	Quarter Ended		Three Quarters Ended
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011
	(In thousands)
Fresh fruit	$1,254,472	$1,422,823	$3,516,673	$3,998,106
Fresh vegetables	326,570	297,422	851,054	786,522
Packaged foods	375,928	365,601	934,113	902,722
Corporate	141	186	336	511

	$1,957,111	$2,086,032	$5,302,176	$5,687,861

EBIT for the reportable operating segments and corporate were as follows:

	Quarter Ended		Three Quarters Ended
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011
	(In thousands)
Fresh fruit EBIT	$10,069	$4,856	$136,514	$178,323
Fresh vegetables EBIT	3,220	6,145	20,506	24,008
Packaged foods EBIT	29,305	24,054	63,110	62,115

Total operating segments EBIT	42,594	35,055	220,130	264,446
Corporate:
Unrealized loss on cross currency swap	—	—	—	(3,787)
Unrealized gain (loss) on long-term Japanese yen hedges	870	2,413	271	(20,167)
Net unrealized gain (loss) on foreign denominated instruments	(2,886)	1,854	212	(4,580)
Share-based compensation	(2,295)	(1,816)	(5,737)	(4,392)
Write-off of debt issuance costs and refinancing fees	—	(12,739)	(433)	(12,759)
Loss on early retirement of notes	—	(13,453)	—	(13,453)
Strategic review transaction costs	(7,194)	—	(8,282)	—
Operating and other expenses	(12,821)	(16,750)	(35,760)	(37,271)

Corporate	(24,326)	(40,491)	(49,729)	(96,409)
Interest expense	(39,953)	(41,402)	(101,546)	(111,709)
Income taxes	8,055	(123)	230	(18,781)

Income (loss) from continuing operations	(13,630)	(46,961)	69,085	37,547
Income (loss) from discontinued operations, net of income taxes	(234)	(43)	(266)	188
Gain from disposal of discontinued operations, net of income taxes	—	—	—	339

Net income (loss)	$(13,864)	$(47,004)	$68,819	$38,074

Fresh Fruit

Fresh fruit revenues for the quarter ended October 6, 2012 decreased 12% to $1.3 billion from $1.4 billion for the quarter ended October 8, 2011. Excluding third quarter 2011 sales from Dole’s European divested businesses of $186 million, fresh fruit revenues increased slightly. Excluding sales from divestitures, European sales increased as a result of improved local pricing and higher volumes, partially offset by unfavorable euro and Swedish krona foreign currency exchange movements. Banana sales decreased slightly due to lower sales in North America and Asia.

Fresh pineapple sales increased primarily due to higher volumes in North America. Sales in Asia of other fresh fruit increased due to higher pricing. Sales of Chilean deciduous fruit increased as a result of higher pricing for apples and grapes and higher volumes of kiwi. Net unfavorable foreign currency exchange movements in Dole’s foreign selling locations resulted in lower revenues of approximately $31 million during the third quarter ended October 6, 2012.

Fresh fruit revenues for the three quarters ended October 6, 2012 decreased 12% to $3.5 billion from $4 billion for the three quarters ended October 8, 2011. Excluding the first three quarters 2011 sales from Dole Spain and second and third quarter 2011 sales from the divested German subsidiary, totaling $421 million, fresh fruit revenues decreased 2%. The decrease in revenues was primarily due to lower pricing in North America bananas and lower fresh fruit volumes sold in Europe as well as unfavorable euro and Swedish krona foreign currency exchange movements. These factors were partially offset by higher volumes of fresh pineapples sold worldwide and bananas sold in Asia. Net unfavorable foreign currency exchange movements in Dole’s foreign selling locations resulted in lower revenues of approximately $74 million during the three quarters ended October 6, 2012.

Dole’s fresh fruit segment EBIT is impacted by certain items, which are included in the table below:

	Quarter Ended		Three Quarters Ended
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011
	(In thousands)
Charges for restructuring and long-term receivables	$(793)	$(13,171)	$(4,062)	$(21,873)
Unrealized gain (loss) on foreign currency and fuel hedges	237	(1,437)	(1,308)	(2,066)
Net gain (loss) on long-term Japanese yen hedges	(1,725)	(115)	(2,064)	26
Foreign currency exchange gain (loss) on vessel obligations	(2,177)	2,590	(2,680)	51
Net unrealized gain (loss) on foreign denominated instruments	(213)	(213)	(411)	(194)
Share-based compensation	(919)	(660)	(2,260)	(1,495)
Gain on asset sales	5,759	3,326	11,916	3,337

Total	$169	$(9,680)	$(869)	$(22,214)

Fresh fruit EBIT for the quarter ended October 6, 2012 increased $5.2 million to $10.1 million from $4.9 million for the quarter ended October 8, 2011. Fresh pineapples EBIT increased primarily due to lower fruit and shipping costs. EBIT in the Chilean deciduous fruit operations increased primarily as a result of higher pricing. Banana EBIT decreased as a result of lower pricing in North America and Asia as well as higher fruit and distribution costs in Asia, partially offset by lower shipping costs and fruit costs in Europe. Disruptions from delays related to China quarantine regulations contributed to lower pricing and higher costs in the Asia market. The decrease in shipping costs was due primarily to Dole’s 2011 restructuring initiatives which further reduced vessel charters, improved vessel utilization and made better use of available outside freight offerings. EBIT in Europe was comparable as higher local pricing and lower marketing expenditures were offset by unfavorable euro currency exchange movements. If foreign currency exchange rates in Dole’s significant fresh fruit foreign operations during the quarter ended October 6, 2012 had remained unchanged from those experienced during the quarter ended October 8, 2011, Dole estimates that fresh fruit EBIT would have been higher by approximately $9 million.

Fresh fruit EBIT for the three quarters ended October 6, 2012 decreased to $136.5 million from $178.3 million for the three quarters ended October 8, 2011. Banana EBIT decreased as a result of lower pricing and higher fruit costs in North America and Asia, partially offset by lower shipping costs in Europe. EBIT in other

European activities decreased as a result of unfavorable euro currency exchange movements, lower earnings in fresh pineapples and lower equity earnings, partially offset by lower selling, marketing and general and administrative expenses. EBIT in Dole’s Chilean deciduous fruit and North America fresh pineapples operations increased mainly due to the same factors that impacted EBIT during the third quarter. If foreign currency exchange rates in Dole’s significant fresh fruit foreign operations during the three quarters ended October 6, 2012 had remained unchanged from those experienced during the three quarters ended October 8, 2011, Dole estimates that fresh fruit EBIT would have been higher by approximately $15 million.

Fresh Vegetables

Fresh vegetables revenues for the quarter ended October 6, 2012 increased 10% to $326.6 million from $297.4 million for the quarter ended October 8, 2011. Fresh-packed vegetables revenues increased due to higher sales of iceberg lettuce and improved pricing for celery. Fresh berries revenues increased as a result of sales associated with the berry acquisition. Packaged salads revenues increased as a result of improved pricing. Fresh vegetables revenues for the three quarters ended October 6, 2012 increased 8% to $851.1 million from $786.5 million for the three quarters ended October 8, 2011. The increase in revenues was mainly due to higher pricing of packaged salads and improved volumes of fresh-packed vegetables and strawberries, partially offset by lower pricing of fresh-packed vegetables across all major product lines. Revenues from the berry acquisition were $12.5 million and $53.4 million for the quarter and three quarters ended October 6, 2012, respectively. In addition, the year over year comparison for fresh-packed vegetables was impacted by abnormally strong pricing during the first quarter of 2011 associated with product shortages from challenging weather conditions.

Fresh vegetables EBIT for the quarter ended October 6, 2012 decreased to $3.2 million from $6.1 million for the quarter ended October 8, 2011. EBIT decreased as a result of lower earnings in the fresh berries business due primarily to higher growing costs, partially offset by improved pricing for strawberries. Packaged salads earnings decreased slightly as a result of costs of approximately $4.6 million related to the precautionary recall of a limited number of packaged salad products and higher selling, marketing and general and administrative expenses, partially offset by improved pricing. Fresh-packed vegetables earnings were higher due to improved pricing for iceberg lettuce and celery. Fresh vegetables EBIT for the three quarters ended October 6, 2012 decreased to $20.5 million from $24 million for the three quarters ended October 8, 2011. EBIT decreased due to lower pricing across all major fresh-packed vegetable product lines during the first half of 2012. Packaged salads earnings increased as a result of improved pricing and lower product costs due in part to production efficiencies, partially offset by higher selling, marketing and general and administrative expenses. Fresh berries earnings improved due to earnings from the berry acquisition, partially offset by higher growing costs.

Packaged Foods

Packaged foods revenues for the quarter ended October 6, 2012 increased 3% to $375.9 million from $365.6 million for the quarter ended October 8, 2011. Revenues increased primarily due to higher sales in the frozen fruit and healthy snacks businesses. These improvements were partially offset by lower volumes of packaged fruit products sold in North America and Asia. Packaged foods revenues for the three quarters ended October 6, 2012 increased 3% to $934.1 million from $902.7 million for the three quarters ended October 8, 2011. The increase in revenues was mainly due to the same factors that impacted sales during the third quarter, except for higher pricing of FRUIT BOWLS and canned pineapple juice in North America and other packaged fruit products sold in Asia.

EBIT in the packaged foods segment for the quarter ended October 6, 2012 increased to $29.3 million from $24.1 million for the quarter ended October 8, 2011. The increase in EBIT was due primarily to lower product and distribution costs in North America for packaged fruit products and higher pricing for frozen fruit products, partially offset by higher product costs in Asia. EBIT in the packaged foods segment for the three quarters ended October 6, 2012 increased to $63.1 million from $62.1 million for the three quarters ended October 6, 2012. The increase in EBIT was primarily due to improved pricing of FRUIT BOWLS and canned pineapple juice in North America and other packaged fruit products sold in Asia, partially offset by higher purchased fruit and tinplate costs experienced during the first half of 2012. In addition, marketing expenditures increased as a result of the introduction of new frozen fruit products.

Corporate

Corporate EBIT was a loss of $24.3 million for the quarter ended October 6, 2012 compared to a loss of $40.5 million for the quarter ended October 8, 2011. The improvement in EBIT was primarily due to the absence of $26.2 million of charges related to Dole’s third quarter 2011 refinancing and early retirement of debt as well as lower incentive compensation accruals. These improvements were partially offset by strategic review transaction costs of $7.2 million and unrealized losses of $2.9 million recorded during the third quarter of 2012 on Dole’s foreign denominated instruments, compared with unrealized gains of $1.9 million recorded during the third quarter of 2011. Corporate EBIT was a loss of $49.7 million for the three quarters ended October 6, 2012 compared to a loss of $96.4 million for the three quarters ended October 8, 2011. The improvement in EBIT was primarily due to the absence of unrealized losses of $27.4 million incurred in connection with the March 2011 unwinding of the cross currency swap and entering into a series of long-term Japanese yen hedges as well as the absence of $26.2 million of charges associated with the third quarter 2011 refinancing and early retirement of debt. In addition, unrealized gains of $0.2 million on foreign denominated instruments were recorded during the first three quarters of 2012 compared to unrealized losses of $4.6 million recorded during the first three quarters of 2011. These factors were partially offset by strategic review transaction costs of $8.3 million incurred during the first three quarters of 2012.

Liquidity and Capital Resources

Cash flows provided by operating activities were $43.9 million for the three quarters ended October 6, 2012, compared to $39.3 million for the three quarters ended October 8, 2011. The change was primarily related to lower inventory spending as prior year reflected increased inventory levels to support new products, partially offset by lower levels of accounts payable and higher levels of receivables due to timing.

Cash flows used in investing activities were $34.9 million for the three quarters ended October 6, 2012, compared to cash flows provided by investing activities of $11.4 million for the three quarters ended October 8, 2011. The change was primarily due to lower restricted deposits of $39.2 million due to the elimination of the collateral requirement for the cross currency swap during the second quarter of 2011 as well as reductions in cash on deposit related to bank guarantees. In addition, cash used to fund the first quarter 2012 acquisition of Mrs. May’s and higher levels of capital expenditures were partially offset by cash proceeds received from the first quarter 2012 sale of a German subsidiary and other asset sales.

Cash flows used in financing activities was $48.9 million for the three quarters ended October 6, 2012, compared to $31 million for the three quarters ended October 8, 2011. The change was primarily due to higher settlements related to the long-term Japanese yen hedges of $39.6 million. Cash flows during the three quarters ended October 8, 2011 were impacted by the payment of debt issuance costs and premiums paid associated with Dole’s third quarter 2011 refinancing and early retirement of debt.

As of October 6, 2012, Dole had a cash balance of $82 million and an ABL revolver borrowing base of $333.1 million. There was a $76.6 million outstanding balance under the ABL revolver at October 6, 2012. After taking into account approximately $158 million of outstanding letters of credit issued under the ABL revolver, Dole had approximately $98.5 million available for borrowings as of October 6, 2012. The ABL revolver matures in 2016.

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

Other Matters

Recently Issued and Adopted Accounting Pronouncements: See Note 3 to the condensed consolidated financial statements for information related to recently issued accounting pronouncements. During the quarter and three quarters ended October 6, 2012, Dole did not adopt any new accounting pronouncements.

European Union (“EU”) Banana Import Regime: Effective March 7, 2011, a new EU “tariff only” import regime for bananas went into force on all banana imports to the EU market from Latin America. Under terms of the agreement, there will be a gradual tariff reduction from 148 euros per metric ton in 2010 to a final tariff of 114 euros per metric ton on January 1, 2017 or January 1, 2019 (the 2019 date applies if no further trade agreements are reached in the ongoing Doha Development Agenda global trade discussions). Bananas from African, Caribbean, and Pacific countries may be imported to the EU duty-free.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the three quarters ended October 6, 2012, there have been no material changes in the market risk disclosure presented in Dole’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. For information regarding Dole’s derivative instruments and hedging activities, refer to Note 14 to the condensed consolidated financial statements contained in this Quarterly Report.

Item 4. CONTROLS AND PROCEDURES

An evaluation was carried out as of October 6, 2012 under the supervision and with the participation of Dole’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act. Based upon this evaluation, Dole’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 6, 2012. No change in our internal control over financial reporting identified in connection with this evaluation that occurred during our third quarter of 2012 has materially affected, or is reasonably likely to materially affect, Dole’s internal control over financial reporting.

PART II.

OTHER INFORMATION

DOLE FOOD COMPANY, INC.

Item 1.	Legal Proceedings

For information regarding legal matters, refer to Note 16 to the condensed consolidated financial statements contained in this Quarterly Report.

Item 6.	Exhibits

Exhibit Number

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1†	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2†	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101†	The following financial information from Dole Food Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 6, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statement of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Stockholders’ Equity and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
†	Furnished herewith

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
Yoon J. Hugh
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

November 15, 2012

EXHIBIT INDEX

Exhibit Number

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1†	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2†	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101†	The following financial information from Dole Food Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 6, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statement of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Stockholders’ Equity and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
†	Furnished herewith