Form 10-K
period 2012-12-29
DOLE FOOD CO INC
filed 2013-03-12
CIK 18169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

As of the end of the company’s second fiscal quarter, the approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $332,407,063.

The number of shares of Common Stock outstanding as of February 28, 2013 was 89,188,518.

DOCUMENTS INCORPORATED BY REFERENCE

None

DOLE FOOD COMPANY, INC.

FORM 10-K

Fiscal Year Ended December 29, 2012

i

PART I

Item 1.	Business

Dole Food Company, Inc. was founded in Hawaii in 1851 and was incorporated under the laws of Hawaii in 1894. Dole reincorporated as a Delaware corporation in July 2001. Unless the context otherwise requires, Dole Food Company, Inc. and its consolidated subsidiaries are referred to in this report as the “Company,” “Dole” and “we.”

On September 17, 2012, Dole entered into an acquisition agreement with ITOCHU Corporation (“ITOCHU”), pursuant to which ITOCHU will buy from Dole its worldwide packaged foods and Asia fresh produce businesses (collectively, “Dole Asia”) for $1.685 billion in cash. We refer to this transaction as the “sale transaction.” The sale transaction is expected to close on April 1, 2013. The operations of Dole Asia consist of Dole’s Packaged Foods reportable operating segment and the Asia fresh produce business, which is a component of Dole’s Fresh Fruit reportable operating segment (“Asia Fresh”). The results of operations for Dole Asia have been reclassified to discontinued operations for all periods presented in this report.

The consummation of this transformative transaction for Dole will result in a major percentage of Dole’s operations being sold to ITOCHU. The new Dole will have a smaller footprint as a commodity produce company with annual revenue in the $4.2 billion range with two lines of business: fresh fruit and fresh vegetables. We will remain an industry leader in the sourcing, distribution and marketing of bananas, pineapples and other tropical fruits, deciduous fruit from Chile and South Africa, packaged salads, fresh-packed vegetables and fresh berries. ITOCHU will have exclusive rights to the DOLE® trademark on packaged food products worldwide and on fresh produce in Asia, Australia and New Zealand, subject to certain exceptions for our existing businesses. Dole will be free, however, to engage in these businesses as long as we do not use the trademarks or brands being transferred or licensed to ITOCHU, except that subject to terms of the acquisition agreement, under the provisions of a two-year noncompetition arrangement, Dole will be restricted for those two years from growing, ripening, procuring, distributing or selling fresh bananas or pineapples in Asia, Australia and New Zealand (except through the companies being sold to ITOCHU), and processing, distributing or selling processed pineapple worldwide (except through the companies being sold to ITOCHU).

Dole’s principal executive offices are located at One Dole Drive, Westlake Village, California 91362, telephone (818) 879-6600. Our website address is www.dole.com.

Dole’s operations as of December 29, 2012, and its expected operations following the consummation of the sale transaction are described below. For detailed financial information with respect to Dole’s business and its operations, see Dole’s Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, which are included in this report.

Overview

Dole is currently the world’s leading producer, marketer and distributor of fresh fruit and fresh vegetables and, following the sale transaction, will remain a leading company in the industry. We are, and following the sale transaction will continue to be, one of the world’s largest producers of bananas and pineapples, and an industry leader in other tropical fruits, deciduous fruit principally from Chile and South Africa, packaged salads, fresh-packed vegetables and fresh berries. Our most significant products hold the number 1 or number 2 positions in their respective markets. For the fiscal year ended December 29, 2012, Dole, as it will continue following the close of the sale transaction, generated revenues of $4.2 billion and operating income of $16.6 million. At December 29, 2012, Dole had total assets of $4.2 billion, including Dole Asia assets of $1.9 billion classified as assets-held-for-sale. The Dole Asia businesses generated revenues of $2.6 billion and net loss of $150 million, which were reported as discontinued operations, for the fiscal year ended December 29, 2012.

We provide, and will continue to provide, wholesale, retail and institutional customers with high quality food products that bear the DOLE® trademarks. The DOLE brand was introduced in 1933 and is one of the most recognized brands for fresh and packaged produce in the United States, as evidenced by Dole’s 55% unaided consumer brand awareness — more than five times that of Dole’s nearest competitor, according to a major global research company (Millward Brown, 2012). We utilize product quality, brand recognition, competitive pricing, food safety, nutrition education, customer service and consumer marketing programs to enhance our position within the food industry. Consumer and institutional recognition of the DOLE trademarks and related brands, and the association of these brands with high quality food products contribute, significantly to our leading positions in the markets that we serve.

Dole has built a fully-integrated operating platform as a result of which our nearly 200 products are sourced, grown, processed, marketed and distributed in more than 100 countries. Following the sale transaction, we will maintain this platform in the Americas, Europe and Africa, with approximately 180 products distributed in more than 90 countries. Our products are produced both directly on Dole-owned or leased land and in Dole-owned factories and through associated producer and independent grower arrangements under which we provide varying degrees of farming, harvesting, packing, storing, shipping and marketing services. We use, and will maintain following the sale transaction, an extensive refrigerated supply chain that features a dedicated refrigerated containerized fleet as well as our network of packaging, ripening and distribution centers, to deliver fresh Dole products to market.

Competitive Strengths

Our competitive strengths have contributed to our strong historical operating performance and should enable us to capitalize on future growth opportunities following the sale transaction:

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

•

Market Share Leader.    Our most significant products hold the number 1 or number 2 positions in their respective markets. We maintain number 1 market share positions in North American bananas, North American iceberg lettuce, celery and cauliflower, and, prior to the sale transaction, packaged fruit products, including our FRUIT BOWLS®, FRUIT BOWLS in Gel, Fruit Parfaits and fruit in plastic jars.

•

Valuable Asset Base.    We are an asset rich company, which provides significant competitive advantages to our operations and value to our investors. In addition to the DOLE trademark, we have an impressive base of tangible assets. We own 115,000 acres of farms and other land holdings, including approximately 25,000 acres of farm and other land holdings in Oahu, Hawaii. Following the sale transaction, we will continue to own approximately 107,500 acres of farm and other land holdings. We have, and following the sale transaction will maintain, a dedicated refrigerated fleet, which, at year end, included 12,500 refrigerated containers, most of which are leased, and 18 ships, 11 owned, 2 operated under long-term capital leases and 5 chartered. Four of the chartered vessels are under a charter arrangement which will terminate at the end of 2013, and have been subleased to a third party for fiscal 2013. Additionally, as part of the sale transaction, we will enter into a ship usage agreement with ITOCHU for three of our owned ships. We own and operate over 60 ripening and distribution centers in Europe and Asia, and following the sale transaction, will continue to own and operate more than 10 such facilities in Europe. We own and operate over 1.8 million square feet of state-of-the-art vegetable processing facilities, which we will continue to own and operate following the sale transaction. Over 2.7 million square feet of owned manufacturing facilities used in our packaged food business will be sold as part of the sale transaction.

•

State-of-the-Art Infrastructure.    Our production, processing, transportation and distribution infrastructure is state-of-the-art, enabling us to efficiently deliver the highest quality and freshest product to our customers. The investments in our infrastructure, including farms, packing houses, manufacturing facilities and shipping assets, is expected to allow for continued growth in the near term following the sale transaction. In addition, our market-leading logistics and distribution capabilities allow us to act as a preferred provider to leading supermarkets and mass merchandisers.

•

Refrigerated Supply Chain Management.    One of our strongest core competencies is our ability to produce, transport and deliver high-quality perishable products. Dole quality starts right on the farm, and that quality is preserved and protected in our farm-to-customer refrigerated supply chain. Our extensive network of cold storage — at the farm, on trucks, in containers, on ships and in our distribution centers in the world’s market places — provides a closed-loop cold storage supply chain that enables the transport of perishable products and is the key to Dole quality and shelf life.

•

Low-Cost Production Capabilities.    Dole’s valuable asset base enables us to be a low cost producer in many of our major product lines, including bananas and North American fresh vegetables. Over the last several years we have undertaken various initiatives to achieve and maintain this low-cost position, including investing in automation within our manufacturing facilities as well as on our farms, and leveraging our extensive logistics infrastructure more efficiently. We intend to maintain these low-cost positions through a continued focus on operating efficiency.

•

Diversity of Sourcing Locations.    We are not dependent on any one country for the sourcing of our products. The diversity of our production sources reduces our risk from exposure to natural disasters and political disruptions in any one particular country. We currently source our fresh fruits and vegetables from over 25 countries and distribute products in more than 100 countries. Following the sale transaction, we will maintain this platform in the Americas, Europe and Africa, with approximately 180 products sourced in approximately 15 countries and distributed in more than 90 countries.

•

Strong Management Team.    Our management team has a demonstrated history of delivering strong operating results through disciplined execution, and following the sale transaction will retain a strong operational and corporate management team.

Business Strategy

Key elements of our strategy include:

•

Continue to Leverage our Strong Brand and Market Leadership Position.    Following the sale transaction, we will continue as a fresh produce industry leader in the sourcing, distribution and marketing of bananas, pineapples and other tropical fruits, deciduous fruit principally from Chile and South Africa, packaged salads, fresh-packed vegetables and fresh berries, representing the number 1 or number 2 market positions for many of the fresh fruit and vegetable products we sell in North America. We intend to maintain those positions and continue to expand our leadership in new product areas, in new markets, as well as with new customers. We have a history of leveraging our strong brand to successfully enter, and in many cases become the largest player in value-added food categories.

•

Supply the finest, high quality healthy and nutritious products, and lead the industry in nutrition research and education.    Through the Dole Nutrition Institute, we seek to play a leading role in nutrition education by promoting the health benefits of a plant-based diet. Given the importance of fruit and vegetable consumption in maintaining a healthy weight, nutrition education is key to addressing the global obesity epidemic. Every day new scientific research reveals ways in which fruits and vegetables help prevent and even reverse disease. Improving the eating habits of Americans has been a consistent theme of U.S federal and state policy for a number of years, including most recently, First Lady Michelle Obama’s widely promoted campaign to reduce child obesity. Dole is committed to leading the way in expanding the knowledge, growing the foods and marketing the products that will enable people to lead healthier, more vital lives.

•

Streamline global personnel and corporate structure by right-sizing and delivering synergies within Dole’s remaining fresh fruit and vegetables businesses.    Following the sale transaction, we intend to continue to focus on profit improvement initiatives and maximizing cash flow by:

•	Merging back office operations through common IT systems;

•	Expansion of shared services; and

•	Focusing capital investments to improve productivity and other operational programs.

•

Maintain a flexible capital structure to allow us to invest in our core businesses and pursue growth in the commodity produce sector.    In light of the competitive fresh produce market conditions, we have and continue to assess our ongoing capital requirements and other near-term funding resources, including our Hawaii land holdings, and are actively marketing the approximately 20,600 acres of land that we are not currently farming in Hawaii on the Island of Oahu. We are seeking to sell as much of this land as we possibly can each year, expecting that it will take a few years to sell such a large quantity of farm and other land holdings. Targeted proceeds are in the $175 – $200 million range and may be used to invest in:

•	Increasing our percent of owned production, particularly in bananas, pineapples and selected berries;

•	Updating our owned vessel fleet, which has an average age of 21 years; and

•	Acquisition opportunities in the commodity produce sector.

Business Segments

We currently have three business segments: fresh fruit, fresh vegetables and packaged foods, and after the sale of Dole Asia, we will have two segments: fresh fruit and fresh vegetables. The fresh fruit segment currently contains several operating divisions that produce and market fresh fruit to wholesale, retail and institutional customers worldwide. The fresh vegetables segment produces and markets fresh-packed and value-added vegetables and salads, as well as berries, to wholesale, retail and institutional customers, primarily in North America and Europe. The packaged foods segment contains several operating divisions that produce and market packaged foods including fruit, juices, frozen fruit and healthy snack foods, as described further below under “Discontinued Operations.”

Fresh Fruit

Our fresh fruit business segment has four primary operating divisions: bananas, fresh pineapples, Europe and Dole Chile. We believe that we are the industry leader in growing, sourcing, shipping and distributing consistently high-quality fresh fruit. The fresh fruit business segment represented approximately 66% of 2012 continuing operations and discontinued operations revenues (“consolidated revenues”), and the portion of our fresh fruit business segment that will remain following the sale transaction represented approximately 74% of the 2012 revenues of our continuing businesses.

Bananas

We are one of the world’s largest producers of bananas, and we grew and sold approximately 156 million boxes of bananas in 2012; our continuing businesses sold approximately 110 million boxes of Dole-sourced bananas in 2012. We sell, and following the sale transaction will continue to sell, most of our bananas under the DOLE brand. We primarily sold bananas to customers in North America, Europe and Asia in fiscal 2012, and will continue to sell bananas to customers in North America and Europe following the sale transaction. We are the number 1 brand of bananas in the U.S. (an approximate 34% market share) and Japan (an approximate 32% market share) and the number 3 provider in Europe (an approximate 7% market share), and expect to continue these positions in the U.S and Europe following the sale transaction. In Latin America, we source our bananas primarily in Honduras, Costa Rica, Ecuador, Colombia, Guatemala and Peru, growing on approximately 32,300 acres of Dole-owned farms and approximately 65,500 acres of independent producers’ farms. We ship our Latin American bananas to North America and Europe in our refrigerated and containerized shipping fleet. In Asia, we currently source our bananas primarily in the Philippines. Banana sales, other than banana sales by our European subsidiaries, accounted for approximately 37% of our continuing fresh fruit business segment revenues in 2012.

We have continued to expand our focus on higher margin, niche bananas. While the traditional “green” bananas still comprise the majority of our banana sales, we have successfully introduced niche bananas (e.g., organic). We also have improved the profitability of our banana business by focusing on profitable customer relationships and markets.

While bananas are sold year round, there is a seasonal aspect to the banana business. Banana prices and volumes are typically higher in the first and second calendar quarters before the increased competition from summer fruits.

Over 90% of our total retail banana volume in North America is sold under contract. The contracts are typically one year in duration and help to insulate us from fluctuations in the banana spot market. Our principal competitors in the international banana business are Chiquita Brands International, Inc., Fresh Del Monte Produce Inc. and Fyffes plc.

Fresh Pineapples

In fiscal 2012, we were the number 2 global marketer of fresh pineapples, growing and selling 33 million boxes; our continuing fresh fruit business grew and sold 22 million boxes. Following the sale transaction, we will source our pineapples primarily from Dole-operated farms and independent growers in Latin America and Hawaii. We also currently source pineapples in the Philippines and Thailand, which operations are a part of Dole Asia. Our primary competitor in fresh pineapples is Fresh Del Monte Produce Inc. Pineapple sales, other than pineapple sales by our European subsidiaries, accounted for approximately 6% of our continuing fresh fruit business segment’s revenues in 2012.

Europe

Dole performs four activities in Europe, which we will continue after the sale transaction. Our European business distributes DOLE and non-DOLE branded fresh produce in Europe, including bananas and pineapples. This business operates seven ripening and distribution centers in four countries. We provide distribution services dedicated to certain retail chains from a distribution center in Sweden. We produce value-added pre-cut lettuce in two facilities in Sweden and Finland. We also source and export DOLE and non-DOLE branded deciduous and citrus fruit from South Africa serving a worldwide customer structure.

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

In fiscal 2012, Dole’s European business accounted for approximately 40% of our continuing fresh fruit business segment’s revenues. Our principal competitors in this business are Chiquita Brands International, Inc., Fresh Del Monte Produce Inc., Fyffes plc and Total Produce Plc.

Dole Chile

We began our Chilean operations in 1982 and we are, and following the sale transaction will continue to be, the largest exporter of Chilean fruit. We export deciduous fruits, which include grapes, apples, pears, stone fruit (e.g., peaches, plums, and cherries) and kiwifruit from approximately 600 leased acres and approximately 14,000 contracted acres in Chile, 1,200 contracted acres in Argentina, and 800 contracted acres in Peru. Products are grown and harvested by independent farmers under seasonal contracts; Dole packs and cools the fruit as required. The weather and geographic features of the southern hemisphere are similar to those of the Western United States, with opposite seasons. Accordingly, the harvest is counter-seasonal to that in the northern hemisphere, offsetting the seasonality in our other non-tropical fresh fruit. We primarily export this fruit to North America,

Latin America and Europe. This business accounted for approximately 10% of our continuing fresh fruit business segment’s revenues in 2012.

Fresh Vegetables

Our fresh vegetables business segment produces and markets fresh-packed and value-added vegetables as well as fresh berries. We source fresh vegetables and berries from Dole-owned, leased and contracted farms. Under arrangements with independent growers, we purchase fresh produce at the time of harvest and are generally responsible for harvesting, packing and shipping the product to our central cooling and distribution facilities. Our value-added products are produced in state-of-the-art processing facilities in Yuma, Arizona, Soledad, California, Springfield, Ohio and Bessemer City, North Carolina. The fresh vegetables business segment accounted for approximately 16% of 2012 consolidated revenues, and the fresh vegetable business segment represented approximately 26% of the 2012 consolidated revenues from our continuing businesses.

Fresh-packed Vegetables

We source, harvest, cool, distribute and market more than 20 different types of fresh and fresh-cut vegetables, including iceberg lettuce, red and green leaf lettuce, romaine lettuce, butter lettuce, celery, cauliflower, broccoli, carrots, brussels sprouts, green onions, asparagus, snow peas, artichokes and radishes. Products are grown by independent farmers under seasonal contracts, with harvesting primarily provided by us. Many of our fresh-packed vegetables are packed in the field, reducing handling and increasing product quality. Following the sale transaction, we will sell our fresh-packed vegetables products primarily in North America and, to a lesser extent, in Western Europe. Based on our estimates, we are the largest supplier of iceberg lettuce and celery, and the third largest producer of cauliflower in the U.S. Our primary competitors in this category include: Tanimura & Antle, Duda Farm Fresh Foods, Ocean Mist Farms, and the Nunes Company, Inc. Fresh-packed vegetables revenues accounted for 21% of our fresh vegetables business segment’s revenues in 2012.

Fresh Berries

During the fourth quarter of 2011, we strengthened our presence in fresh berries with the acquisition of SunnyRidge Farms (“SunnyRidge”), one of the top blueberry companies in the United States. SunnyRidge is a grower and distributor of fresh berries to the wholesale and food service markets in North America. In addition to our owned berry farms, we package and distribute blueberries, blackberries, raspberries and strawberries for various independent growers located in North America and Latin America.

Our berry products include strawberries, blueberries, blackberries and raspberries that are sourced throughout North and Latin America, which allows us to take advantage of the various growing seasons to maximize freshness and availability. Berries are grown and harvested from Dole-owned farms and through our independent grower network. Following the sale transaction, we will sell our berries primarily in North America and, to a lesser extent, in Western Europe. Based on our estimates, we are the second largest supplier of strawberries and blueberries in the U.S. Our primary competitors in this category include Driscoll Strawberry Associates, Inc., Naturipe Farms LLC, and Well-Pict Berries, Inc. Revenues from fresh berries accounted for 24% of our fresh vegetables business segment’s revenues in 2012.

Value-Added

Our value-added vegetable products include packaged salads and packaged fresh-cut vegetables. We estimate our U.S. unit market share of the packaged salads category was approximately 32% at the end of the 2012 fiscal year. Our growth and market strength has benefitted greatly from our continued focus on quality and innovation in our products and processes. Our products are grown for us under seasonal contracts by growers with whom we have long-standing relationships. Inside our plants, our fresh vegetable ingredients are washed through the use of sanitizing agents, such as chlorinated water. They are packaged and delivered to our customers using our strict cold chain standards. We meet or exceed all industry standards, including HACCP (Hazard Analysis and Critical Control Points). Our primary competitors in packaged salads include Chiquita Brands International, Inc. (which markets Fresh Express), Ready Pac Produce, Inc. and Taylor Fresh Foods, Inc. In 2012, value-added products accounted for 55% of the revenues for this segment.

Other Equity-Method Investments

In addition to our 40% equity interest in CF, described above, we have a 30% ownership interest in a U.S. company, Healthy Foods, LLC (“Healthy Foods”). Healthy Foods produces the yonanas® frozen treat maker.

Discontinued Operations

The Sale Transaction

As a result of the sale transaction, ITOCHU Corporation will buy our worldwide packaged foods business and Asia fresh produce business.

Packaged Foods

The packaged foods segment produces canned pineapple, canned pineapple juice, fruit juice concentrate, fruit in plastic cups, jars and pouches, fruit parfaits, healthy snack foods and frozen fruit. Most of our significant packaged food products hold the number 1 branded market position in North America. In 2012, Dole remained the market leader in the plastic fruit cup category with six of the top twelve items in the category. Fruit for the packaged food products is sourced primarily in the Philippines, Thailand, the United States and China and packed primarily in four Asian canneries, two in Thailand and two in the Philippines. FRUIT BOWLS and other non-canned products accounted for approximately 56% of the segment’s 2012 revenues. To keep up with demand for our products, we have made substantial investments in our Asian canneries, significantly increasing our FRUIT BOWLS capacity in the past five years.

Dole’s FRUIT BOWLS products, introduced in 1998, have achieved significant market share, as evidenced by their 50% dollar market share in the United States during 2012, as reported by IRI. In late 2010, we introduced FRUIT BOWLS in 100% juice, the only non-refrigerated fruit bowl in 100% juice. In the frozen fruit category, Dole has grown its revenue at a compounded annual growth rate of 5.6% over the past six years. Dole is the branded category leader in frozen fruit. During 2011, Dole introduced two new concepts in the frozen fruit category: “Fruit Smoothie SHAKERS®” and a three ounce, frozen fruit single serve cup.

During the first quarter of 2012, Dole acquired Mrs. May’s Naturals Inc. (“Mrs. May’s”), a company committed to providing consumers with wholesome snacks for a healthier lifestyle. A family-run business founded in 2002, Mrs. May’s was created to bring consumers natural, wholesome snack alternatives to junk food, with product offerings like fruit and nut based clusters, bars and freeze-dried fruit. Mrs. May’s products have continued to be packaged under the Mrs. May’s label.

The packaged foods segment accounted for approximately 18% of Dole’s consolidated revenues in fiscal 2012.

Asia Fresh

The Asia fresh produce business has three primary components: bananas, Asian ripening and distribution and fresh pineapples.

Bananas.    We believe that the Asia fresh produce business is one of Asia’s largest producers of bananas. It produces bananas and papaya from leased land in the Philippines and also sources these products through associated producers or independent growing arrangements in the Philippines. A plastic extruding plant and a box forming plant, both owned by the Asia fresh business, are located near the banana plantations. Bananas are also grown on leased land in Australia. The Asia fresh business also sources products from Japanese farmers through independent growing arrangements. The Asia fresh business sells most of its bananas under the DOLE brand. Traditional “green” bananas comprise the majority of the banana sales of this business, but it also sells niche bananas (e.g., organic).

Ripening and Distribution.    The Asia fresh produce business operates banana ripening and distribution centers in Hong Kong, South Korea, Taiwan, The People’s Republic of China, the Philippines and New Zealand.

Fresh Pineapples.    The Asia fresh produce business sources pineapples primarily from Dole-operated farms and independent growers in the Philippines and Thailand. It produces and sells several different varieties, including the sweet yellow pineapple. The Asia fresh produce business markets a substantial portion of this fruit under the DOLE TROPICAL GOLD® label. Other varieties of pineapples are also used in packaged products.

The Asia fresh produce business accounted for approximately 19% of our consolidated revenues for fiscal 2012.

Fresh-Cut Flowers

During the second quarter of 2008, Dole approved and committed to a formal plan to divest its fresh-cut flowers business. During the first quarter of 2009, the operations and the majority of the related assets of this business were sold. During 2010, Dole sold a building and a farm located in Colombia. During 2011, Dole sold a warehouse in Miami and also sold a farm in Colombia. During the fourth quarter of 2012, Dole sold a farm in Colombia. The gains associated with these disposals are recorded in gain on disposal of discontinued operations. Refer to Note 9 in the Consolidated Financial Statements for additional information.

Global Logistics

We currently have significant product sourcing and related operations in Chile, China, Costa Rica, Ecuador, Honduras, the Philippines, South Africa, Spain, Thailand and the United States, and following the sale transaction, we will no longer continue to have such operations in the Philippines, Thailand and China. Significant volumes of Dole’s products are currently marketed worldwide, and following the sale transaction will continue to be marketed in Canada, Western Europe and the United States, with lesser volumes marketed in other countries in Europe and Central and South America.

The produce that we distribute internationally is transported primarily by 18 owned, leased or chartered ocean-going vessels. We ship our tropical fruit in owned or chartered refrigerated vessels. All of our tropical fruit shipments into the North American and core European markets are delivered using pallets or containers. This increases efficiency and minimizes damage to the product from handling. Most of the vessels are equipped with controlled atmosphere technology, to ensure product quality. “Backhauling” services, transporting our own and third-party cargo primarily from North America and Europe to Latin America, reduce net transportation costs. We use vessels that are both owned or operated under long-term leases, as well as vessels chartered under contracts that typically last one year. Additionally, following the sale transaction, we will enter into a ship usage agreement for three of our owned ships with ITOCHU.

Customers

Our top 10 customers in 2012 accounted for approximately 34% of, and no individual customer accounted for more than 10%, of total continuing operations revenues. Our customer base is highly diversified, both geographically and in terms of product mix. Each of our segments’ largest customers accounted for no more than approximately 20% of that segment’s revenues in 2012. The largest customers of our continuing businesses in 2012 were leading global and regional mass merchandisers and supermarkets in North America and Europe.

Sales and Marketing

We sell and distribute our fruit and vegetable products through a network of fresh produce operations in North America, Europe, Asia and Latin America, and following the sale transaction, will continue these operations in North America, Europe and Latin America. Some of these operations involve the sourcing, distribution and marketing of fresh fruits and vegetables while others involve only distribution and marketing. We have regional sales organizations dedicated to servicing major retail and wholesale customers. We also use the services of brokers in certain regions, including for some sales of packaged fruit products and packaged salads. Retail customers include large chain stores with which Dole enters into product and service contracts, typically for a one- or two-year term. Wholesale customers include large distributors in regions including North America and Europe. We use consumer advertising, marketing and trade spending to promote new items, bolster our exceptional brand awareness and promote nutrition knowledge.

Competition

The markets are intensely competitive, and generally have a small number of global producers, filled out with independent growers, packers and middlemen. Our large, international competitors in our continuing businesses are Chiquita, Fresh Del Monte Produce and Fyffes. In some product lines, we compete with smaller national producers. In fresh vegetables, a limited number of grower-shippers in the United States and Mexico supply a significant portion of the United States market, with numerous smaller independent distributors also competing. We also face competition from grower cooperatives and foreign government sponsored producers. Competition in the various markets in which we operate is affected by reliability of supply, product quality, brand recognition and perception, price and the ability to satisfy changing consumer preferences through innovative product offerings.

Employees

Following the sale transaction, Dole is expected to have approximately 15,600 full-time permanent employees and 9,400 full-time seasonal or temporary employees, worldwide. At December 29, 2012, we had approximately 34,800 full-time permanent employees and 40,000 full-time seasonal or temporary employees, worldwide. Approximately 45% of our employees that will remain with Dole following the sale transaction, and 34% of our employees as of December 29, 2012, work under collective bargaining agreements, some of which are in the process of being renegotiated. Some other bargaining agreements are scheduled to expire during 2013, subject to automatic renewal unless a notice of non-extension is given by the union or us. We have not received any notice that a union intends not to extend a collective bargaining agreement. We believe our relations with our employees are generally good.

Trademark Licenses

The Sale Transaction

Upon consummation of the sale transaction, we will enter into a trademark rights agreement with ITOCHU. Under the agreement, we will grant the subsidiaries being sold certain perpetual, irrevocable and royalty-free exclusive and non-exclusive licenses of trademarks, trade names and trade dress rights that we will retain following the consummation of the sale transaction and that are used in the businesses to be sold, including exclusive rights to the DOLE brand in connection with packaged products, as defined, worldwide and fresh products, as defined, in Asia, Australia and New Zealand. The agreement also provides that we will retain certain perpetual, irrevocable and royalty-free non-exclusive licenses of trademarks, trade names and trade dress rights that will be assets of the companies to be sold and that we use in our businesses other than the businesses to be sold. The exclusive licenses granted by us under this agreement cover the use of the retained trademarks, trade names and trade dress rights with specified fresh produce in Asia, Australia and New Zealand and with specified packaged products throughout the world. We will also grant to the subsidiaries to be sold certain non-exclusive licenses to certain retained trademarks, trade names and trade dress rights for use with specified packaged products that are not part of the worldwide packaged foods business and that are being retained by us and specified fresh produce that is sold by the Asia fresh business in certain countries outside of Asia, Australia and New Zealand, subject to certain limited exceptions. We will retain under this agreement certain non-exclusive rights to use the trademarks, trade names and trade dress rights that will be assets of the subsidiaries to be sold with certain fresh produce and packaged products that are currently sold or distributed by businesses or affiliates of ours other than the businesses to be sold. We and ITOCHU agreed that our respective use of the trademarks that will be the subject of this agreement will be in compliance with specified brand equity principles established by us.

Dole will be free, however, to engage in the packaged foods business worldwide and in the fresh produce business in Asia, Australia and New Zealand, as long as we do not use the trademarks or brands being transferred or licensed to ITOCHU, except that subject to terms of the acquisition agreement, under the provisions of a two-year noncompetition arrangement, Dole will be restricted for those two years from growing, ripening, procuring, distributing or selling fresh bananas or pineapples in Asia, Australia and New Zealand (except through the companies being sold to ITOCHU), and processing, distributing or selling processed pineapple worldwide (except through the companies being sold to ITOCHU). In addition, for a period of two years following the consummation of the sale transaction, we have agreed that we will not encourage any employee of the companies being sold to ITOCHU to terminate his or her employment with such company or solicit or hire any such employee.

In connection with the sale of the majority of our juice business to Tropicana Products, Inc. in May 1995, we received cash payments up front and granted Tropicana a license, requiring no additional future royalty payments, to use certain DOLE trademarks on certain beverage products. We produce and market DOLE canned pineapple juice and pineapple juice blend beverages, which were not part of the 1995 sale, but are part of the sale transaction. We have a number of additional license arrangements worldwide, none of which is material to Dole and its subsidiaries, taken as a whole.

Research and Development

Our research and development programs concentrate on sustaining the productivity of our agricultural lands, food safety, nutrition science, product quality, value-added product development, and packaging design. Agricultural research is directed toward sustaining and improving product yields and product quality by examining and improving agricultural practices in all phases of production (such as development of specifically adapted plant varieties, land preparation, fertilization, cultural practices, pest and disease control, post-harvesting, handling, packing and shipping procedures), and includes on-site technical services and the implementation and monitoring of recommended agricultural practices. Research efforts are also directed towards integrated pest management and biological pest control. We develop specialized machinery for various phases of agricultural production and packaging that reduce labor costs, increase efficiency and improve product quality. Following the sale transaction, we will continue to conduct agricultural research at field facilities primarily in California, Hawaii and Latin America. Our research at the Dole Nutrition Research Lab in Kannapolis, North Carolina, investigates both basic science as well as the next frontier in phytochemical research. We also sponsor research related to environmental improvements and the protection of worker and community health. The aggregate amounts we spent on research and development in each of the last three years have not been material in any of such years.

Food Safety

Dole is undertaking strong measures to improve food safety. We spearheaded the industry-wide Leafy Greens Marketing Agreements in California and Arizona. We developed and adopted enhanced Good Agricultural Practices, which include raw material testing in the fields, expanded buffer zones and increased water testing. We also use radio-frequency identification (“RFID”) tags to track leafy greens as they move from fields to trucks and through processing.

Dole salad plants are sanitized and inspected daily. We wash our leafy greens three times in chlorinated water. All of Dole’s U.S. salad plants are SQF 2000, Level 2 certified.

Corporate Responsibility and Sustainability

Dole embraces the values of Corporate Responsibility & Sustainability (“CR&S”), and we seek to advance these values through our own operations and activities as well as through emphasizing the importance of these values to our independent suppliers. Our CR&S strategy is based on a holistic approach, assessing the social, environmental and economic dimensions related directly or indirectly to our operations and activities.

From a social perspective, Dole promotes and maintains a continuous dialogue and collaboration with different stakeholders, including employees, workers’ representatives, suppliers, clients, communities, governmental and non-governmental organizations and other civil society organizations. Directly, or through the support of local foundations, we implement programs aimed at providing medical services, promoting education, empowering communities and women in particular, protecting workers’ health and safety, freedom of association, and other labor rights.

The environmental dimension includes Dole’s continued focus on improving our Good Agricultural Practices aimed at reducing the use of agrochemicals. In addition, as per our environmental policy, Dole will not use, anywhere, any product banned for reasons of unacceptable health or environmental risk by the United States Environmental Protection Agency or the European Union. Other specific areas of focus include precision agriculture, organic farming, the conservation of natural resources by implementing waste and water recycling programs as well as precise irrigation systems, avoiding soil erosion and protecting biodiversity. Dole seeks to reduce its environmental footprint, which includes identifying, monitoring and, when feasible, measuring its components to determine the baseline and establish reduction goals.

From an economic viewpoint, we believe that our CR&S strategy allows us to:

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

Our current CR&S strategy is adapted to better reflect the challenges of the food industry. Today, the existing challenges have led us to identify our four main pillars of CR&S which are:

•	Carbon Footprint and Energy Use;

•	Water Management;

•	Soil Conservation; and

•	Packaging and Waste Management.

Addressing these pillars has a direct impact on all three dimensions: social, environmental and economic. By undertaking practices and projects consistent with these four pillars, Dole seeks to address the challenges of our operations and industry in a pro-active and responsible manner.

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

Our food operations are also subject to regulations enforced by, among others, the U.S. Food and Drug Administration and state, local and foreign counterparts and to inspection by the U.S. Department of Agriculture and other federal, state, local and foreign environmental, health and safety authorities. The U.S. Food and Drug Administration enforces statutory standards regarding the labeling and safety of the food products we sell, establishes ingredients and manufacturing procedures for certain foods, establishes standards of identity for foods and determines the safety of food substances in the United States. Similar functions are performed by state, local and foreign governmental entities with respect to food products produced or distributed in their respective jurisdictions.

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

Under the World Trade Organization Geneva Agreement on Trade in Bananas reached in 2009, a new EU “tariff only” import regime for bananas went into force on all banana imports to the EU market from Latin America. Under terms of the agreement, there will be a gradual tariff reduction from 148 euros per metric ton in 2010 to a final tariff of 114 euros per metric ton on January 1, 2017 or January 1, 2019 (the 2019 date applies if no further trade agreements are reached in the ongoing Doha Development Agenda global trade discussions). Bananas from African, Caribbean, and Pacific countries may be imported to the EU duty-free.

In addition, the EU has negotiated several free trade areas agreements (“FTA”) that will allow for an even lower import tariff on specified volumes of banana exports from certain countries. An EU-Colombia-Peru FTA was signed on June 26, 2012 and an EU-Central America (i.e., Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua and Panama) FTA was signed on June 29, 2012. The EU and Peru have fully ratified their respective

FTA, but Colombia is still pursuing its internal ratification process. On February 28, 2013, the European Council approved provisional entry into force of the FTA for Peru; the EU-Colombia-Peru FTA is expected to be fully ratified by Colombia and come into force within the next few months. The ratification of the EU-Central American FTA is also ongoing and is similarly expected to come into force sometime during 2013. Ecuador has not yet negotiated an FTA with the EU on bananas and may not benefit, like the other Latin American countries party to an FTA, unless a similar FTA can be negotiated with the EU. Dole continues to monitor these developments but cannot yet anticipate the specific dates when these FTAs will come into force or if Ecuador will be successful in negotiating similar trade terms with the EU for Ecuadorian bananas.

Seasonality

Our sales volumes remain relatively stable throughout the year. We experience seasonal earnings characteristics, predominantly in the fresh fruit segment, because fresh fruit prices traditionally are lower in the second half of the year, when summer fruits are in the markets. Our packaged foods segment experiences peak demand during some well-known holidays and observances, but the impact is less than in the fresh-fruit segment and will no longer apply to Dole following the sale transaction.

Item 1A.	Risk Factors

RISK FACTORS

In addition to the various risks described elsewhere in this Form 10-K, you should carefully consider the following risk factors. The risks described below apply to our business as currently conducted, including the worldwide packaged foods business and the Asia fresh business (until the sale transaction closes (expected April 1, 2013), these risks will continue to apply to us) and, as identified below, to our remaining business as it will be conducted after the consummation of the sale transaction. When the sale transaction is consummated, we will have two lines of business, fresh fruit and fresh vegetables, and our operations will no longer include our worldwide packaged foods business or our Asia fresh business. Our fresh vegetables line of business will not be impacted by the sale transaction. However, as a result of the sale of our Asia fresh business, our fresh fruit business line will be smaller than at present. ITOCHU will have exclusive rights to the DOLE® trademark on packaged food products worldwide and on fresh produce in Asia, Australia and New Zealand, subject to certain exceptions for our existing businesses. Dole will be free, however, to engage in these businesses as long as we do not use the trademarks or brands being transferred or licensed to ITOCHU, except that subject to terms of the acquisition agreement, under the provisions of a two-year noncompetition arrangement, Dole will be restricted for those two years from growing, ripening, procuring, distributing or selling fresh bananas or pineapples in Asia, Australia and New Zealand (except through the companies being sold to ITOCHU), and processing, distributing or selling processed pineapple worldwide (except through the companies being sold to ITOCHU).

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

Fresh produce is vulnerable to adverse weather conditions, including windstorms, floods, drought and temperature extremes, which are quite common but difficult to predict and may be influenced by global climate change. Unfavorable growing conditions can reduce both crop size and crop quality. This risk is particularly true with respect to regions or countries from which we source a significant percentage of our products. In extreme cases, entire harvests may be lost in some geographic areas. These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.

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

These risks will be different after the consummation of the sale transaction, as we no longer will be subject to such risks relating to the businesses being sold. As a result of these same facts, however, the remaining businesses will be less diversified geographically, and adverse weather conditions and other similar facts affecting those areas where our remaining businesses concentrate their production could therefore have a greater relative impact on our businesses after consummation of the sale transaction.

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

•

Many of our product lines compete with imports, private label products and fresh alternatives. This risk will no longer be operative with respect to the businesses being sold when the sale transaction is consummated.

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

When the sale transaction is consummated, we no longer will be subject to these risks to the extent they relate to the businesses being sold, but our remaining risks in relation to these factors will be less diversified geographically and by product line, and could therefore have a greater relative impact on our businesses remaining after consummation of the sale transaction.

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

When the sale transaction is consummated, we no longer will be subject to these risks to the extent they relate to the businesses being sold, but our remaining risks in relation to these factors will be less diversified geographically and by product line, and could therefore have a greater relative impact on our businesses remaining after consummation of the sale transaction.

Currency exchange fluctuations may impact the results of our operations.

Our nearly 200 products are sourced, grown, processed, marketed and distributed in more than 100 countries throughout the world; following the sale transaction, we will have approximately 180 products distributed in more than 90 countries. Our international sales are usually transacted in U.S. dollars, and European currencies. Our results of operations are affected by fluctuations in currency exchange rates in both sourcing and selling locations. Although we enter into foreign currency exchange forward contracts from time to time to reduce our risk related to currency exchange fluctuation, our results of operations may still be impacted by foreign currency exchange rates, primarily, after the sale transaction, the euro-to-U.S. dollar exchange rate. Dole estimates that a 10% strengthening of the U.S. dollar relative to the euro would lower operating income by approximately $15 million, excluding the impact of foreign currency exchange hedges. Because we do not hedge against all of our foreign currency exposure, our business will continue to be susceptible to foreign currency fluctuations.

When the sale transaction is consummated, we no longer will be subject to these risks to the extent they relate to fluctuation of currency exchange rates applicable to the businesses being sold, but our remaining currency exchange rate fluctuation risks will be less diversified geographically, and could therefore have a greater relative impact on our businesses remaining after consummation of the sale transaction since we will be more concentrated in certain countries.

Increases in commodity or raw product costs, such as fuel and paper could adversely affect our operating results.

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

The cost of paper is also significant to us because some of our products are packed in cardboard boxes for shipment. If the price of paper increases and we are not able to effectively pass these price increases along to our customers, then our operating income will decrease. Increased costs for paper have in the past negatively impacted our operating income, and there can be no assurance that these increased costs will not adversely affect our operating results in the future.

When the sale transaction is consummated, we no longer will be subject to the risk related to the pricing of commodities used in our packaged foods businesses, especially tinplate, but our remaining risks related to commodity and raw material pricing will be less diversified, and could therefore have a greater relative impact on our businesses remaining after consummation of the sale transaction.

We face risks related to our former use of the pesticide DBCP.

We formerly used dibromochloropropane, (“DBCP”), a nematocide that was used by growers on a variety of crops throughout the world. The registration for DBCP with the U.S. government was cancelled in 1979 based in part on an apparent link to male sterility among chemical factory workers who produced DBCP. There are a number of pending lawsuits in the United States and other countries against the manufacturers of DBCP and the growers, including us, who used it in the past. The cost to defend these lawsuits, and the costs to pay any judgments or settlements resulting from these lawsuits, or other lawsuits which might be brought, could have a material adverse effect on our business, financial condition or results of operations. See Note 18 to our Consolidated Financial Statements.

The use of herbicides and other potentially hazardous substances in our operations may lead to environmental damage and result in increased costs to us.

We use herbicides and other potentially hazardous substances in the operation of our business. We may have to pay for the costs or damages associated with the improper application, accidental release or the use or misuse of such substances. Our insurance may not be adequate to cover such costs or damages or may not continue to be available at a price or under terms that are satisfactory to us. In such cases, payment of such costs or damages could have a material adverse effect on our business, results of operations or financial condition. When the sale transaction is consummated, we no longer will be subject to these risks to the extent they relate to operations in the businesses being sold.

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

When the sale transaction is consummated, we no longer will be subject to these risks to the extent they relate to the businesses being sold.

In 2005, we received a tax assessment from Honduras of approximately $137 million (including the claimed tax, penalty, and interest through the date of assessment) relating to the disposition of all of our interest in Cervecería Hondureña, S.A. in 2001. We have been contesting the tax assessment. Dole and the Honduran government are discussing the terms and conditions of a final resolution of the pending lawsuits and tax-related matters. See Note 18 to our Consolidated Financial Statements.

We may be required to pay significant penalties under European antitrust laws.

The European Commission (“EC”) issued a decision (the “Decision”) imposing a €45.6 million fine against Dole and its German subsidiary on October 15, 2008. On December 24, 2008, we appealed the Decision by filing an Application for Annulment, or Application, with the European General Court. The General Court has given notice that its decision will be issued on March 14, 2013, which Dole believes could result in a possible resolution of this matter.

On December 3, 2008, the EC agreed in writing that if Dole made an initial payment of $10 million (€7.6 million) to the EC on or before January 22, 2009, then the EC would stay the deadline for a provisional payment, or coverage by a prime bank guaranty, of the remaining balance (plus interest as from January 22, 2009), until April 30, 2009. Dole made this initial $10 million payment on January 22, 2009, and Dole provided the required bank guaranty for the remaining balance of the fine to the EC by the deadline of April 30, 2009.

We believe that we have not violated the European competition laws and that the Application has substantial legal merit, both for an annulment of the Decision and fine in their entirety, or for a substantial reduction of the fine, but no assurances can be given that we will be successful on appeal. Furthermore, the ultimate resolution of these items could materially impact our results of operations or financial condition. We cannot predict the outcome of our appeal of the EC’s Decision. See Note 18 to our Consolidated Financial Statements.

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

The ongoing sovereign debt issue in the European Union, and related European restructuring efforts, may result in a decrease in the value of European currencies, including the euro and Swedish krona, against the U.S. dollar, which in turn could adversely impact the U.S. dollar value of our sales and working capital denominated in such currencies. In addition, instability in global credit markets, and/or further economic deterioration in Europe could adversely impact demand for our products and product pricing.

When the sale transaction is consummated, these risks are likely to be of reduced significance because we will have significantly less debt and accordingly will be less susceptible than at present to the disruptions and volatility in the capital and credit markets.

The global economic downturn may have other impacts on participants in our industry, which cannot be fully predicted.

The full impact of the global economic downturn on customers, vendors and other business partners cannot be anticipated. For example, major customers or vendors may have financial challenges unrelated to us that could result in a decrease in their business with us or, in extreme cases, cause them to file for bankruptcy protection. Similarly, parties to contracts may be forced to breach their obligations under those contracts. Although we exercise prudent oversight of the credit ratings and financial strength of our major business partners and seek to diversify our risk to any single business partner, there can be no assurance that there will not be a bank, insurance company, supplier, customer or other financial partner that is unable to meet its contractual commitments to us. Similarly, stresses and pressures in the industry may result in impacts on our business partners and competitors that could have wide ranging impacts on the future of the industry. When the sale transaction is consummated, we no longer will be subject to these risks to the extent they relate to the businesses being sold, but the remaining risks related to these factors will be less diversified, and could therefore have a greater relative impact on our businesses remaining after consummation of the sale transaction.

Terrorism and the uncertainty of war may have a material adverse effect on our operating results.

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, the subsequent response by the United States in Afghanistan, Iraq and other locations, and other acts of violence or war in the United States or abroad may affect the markets in which we operate and our operations and profitability. From time to time in the past, our operations or personnel have been the targets of terrorist or criminal attacks, and the risk of such attacks impacts our operations and results in increased security costs. Further terrorist attacks against the United States or operators of United States-owned businesses outside the United States may occur, or hostilities could develop based on the current international situation. The potential near-term and long-term effect these attacks may have on our business operations, our customers, the markets for our products, the United States economy and the economies of other places in which we source or sell our products is uncertain. The consequences of any terrorist attacks, or any armed conflicts, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets or our business. When the sale transaction is consummated, we no longer will be subject to these risks to the extent they relate to the businesses being sold, but our remaining risks related to these factors will be less diversified geographically, and could therefore have a greater relative impact on our businesses remaining after consummation of the sale transaction.

Our operations and products are highly regulated in the areas of food safety and protection of human health and the environment.

Our operations are subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including laws and regulations governing the use and disposal of pesticides and other chemicals. These regulations directly affect day-to-day operations, and violations of these laws and regulations can result in substantial fines or penalties. There can be no assurance that these fines or penalties would not have a material adverse effect on our business, results of operations and financial condition. To maintain compliance with all of the laws and regulations that apply to our operations, we have been and may be required in the future to modify our operations, purchase new equipment or make capital improvements. Further, we may recall a product (voluntarily or otherwise) if we or the regulators believe it presents a potential risk. In addition, we have been and in the future may become subject to lawsuits alleging that our operations and products caused personal injury or property damage.

We are subject to the risk of product contamination and product liability claims.

The sale of food products for human consumption involves the risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling or transportation phases. We have from time to time been involved in product liability lawsuits, none of which were material to our business. While we are subject to governmental inspection and regulations and believe our facilities comply in all material respects with all applicable laws and regulations, we cannot be sure that consumption of our products will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters. For example, in the fall of 2006, a third party from whom we and others had purchased spinach products recalled certain packaged fresh spinach due to contamination by E. coli O157:H7. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance, however, we cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage.

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

Consumer and institutional recognition of the DOLE trademarks and related brands and the association of these brands with high quality and safe food products are an integral part of our business. The occurrence of any events or rumors that cause consumers and/or institutions to no longer associate these brands with high quality and safe food products may materially adversely affect the value of the DOLE brand name and demand for our products. We have licensed the DOLE brand name to several affiliated and unaffiliated companies for use in the

United States and abroad. Acts or omissions by these companies over which we have no control may also have such adverse effects. When the sale transaction is consummated, these risks may increase, since the sale transaction will result in our licensing or otherwise transferring significant intellectual property rights related to the DOLE brand to ITOCHU, which is an unaffiliated company.

A portion of our workforce is unionized and labor disruptions could decrease our profitability.

As of December 29, 2012, approximately 34% of our employees worldwide worked under various collective bargaining agreements. We cannot give assurance that we will be able to negotiate these or other collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages. A prolonged labor dispute, which could include a work stoppage, could have a material adverse effect on the portion of our business affected by the dispute, which could impact our business, results of operations and financial condition. When the sale transaction is consummated, approximately 45% of our remaining employees worldwide will be working under collective bargaining agreements.

Risks Relating to Our Indebtedness

We will use substantially all of the proceeds from the sale transaction to pay down our existing indebtedness. Until the sale transaction is consummated, however, our current level of indebtedness will remain unchanged and we will be subject to the risks described below. When the sale transaction is consummated, with the proceeds used to reduce our indebtedness to much reduced levels, the risks described below will be eliminated or largely mitigated as material risks.

Our substantial indebtedness could adversely affect our operations, including our ability to perform our obligations under our debt obligations.

We have a substantial amount of indebtedness. As of December 29, 2012, we had approximately $1.5 billion in senior secured indebtedness, $155 million in senior unsecured indebtedness, approximately $55 million in capital leases and approximately $24 million in unsecured notes payable and other indebtedness.

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

As of December 29, 2012, approximately $1.0 billion, or 61%, of our total indebtedness, was subject to variable interest rates. If we borrow additional amounts under the revolving portion of our senior secured credit facilities, the interest rates on those borrowings may vary depending on the base rate or Eurodollar Rate (“LIBOR”). A 1% increase in the weighted average interest rates on our variable rate debt outstanding as of December 29, 2012, would result in higher interest expense of approximately $10 million per year.

Risks Relating to Our Common Stock

David H. Murdock and his affiliates, whose interests in our business may be different from yours, can exert significant control over us.

David H. Murdock, our Chairman and Chief Executive Officer, and his affiliates currently own 35,542,968 shares, or approximately 40%, of our outstanding common stock. Therefore, Mr. Murdock and his affiliates have significant influence over our management and affairs, including the election of our Board of Directors, and have significant control over actions to be taken by us and our Board of Directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets.

The value of our common stock could be volatile, and may fluctuate greatly as a result of our operations following consummation of the sale transaction.

The overall market and the price of our common stock may fluctuate greatly, and our stock price may decrease or increase, given our reduced operations but with substantially lower debt, following the consummation of the sale transaction. The trading price of our common stock may be significantly affected by various factors, including:

•	quarterly fluctuations in our operating results, and the operating results of our business following the consummation of the sale transaction;

•	changes in investors’ and analysts’ perception of the business risks and conditions of our business;

•	our ability to meet the earnings estimates and other performance expectations of financial analysts or investors;

•	unfavorable commentary or downgrades of our stock by equity research analysts;

•	fluctuations in the stock prices of our peer companies or in stock markets in general; and

•	general economic or political conditions.

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

If Mr. Murdock were to sell a large number of shares of our common stock, the market price of our common stock could decline significantly. In addition, the perception in the public market that Mr. Murdock might sell shares of common stock could depress the market price of our common stock, regardless of his actual plans. On November 1, 2012, an affiliate of Mr. Murdock’s delivered 23,317,270 shares of our common stock pursuant to the Forward Purchase Agreement dated as of October 22, 2009 between Mr. Murdock, his affiliate and the 2009 Dole Food Automatic Common Exchange Security Trust, or the “MACES Trust,” to settle its obligations related to the trust transaction. Of such 23,317,270 shares of our common stock, 2,185,994 shares were distributed to Mr. Murdock in exchange for the securities issued by the MACES Trust that were then held by Mr. Murdock. All of these shares other than those held by Mr. Murdock are freely tradable under the Securities Act.

Under our 2009 Stock Incentive Plan, as amended and restated, we have registered 13,000,000 shares of common stock for issuance. As of December 29, 2012, we had 7,340,046 shares of common stock available for future issuance of awards. These shares can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates.

We may not pay any dividends in the foreseeable future.

We may not pay any dividends to our stockholders in the foreseeable future. The existing agreements governing our indebtedness restrict our ability to pay dividends, and any future such agreements may include similar restrictions. Accordingly, stockholders may have to sell some or all of their common stock in order to generate cash flow from their investment. Stockholders may not receive a gain on their investment when they sell our common stock and may lose some or all of the amount of their investment. Any determination to pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant.

Risks Relating to Our Information Systems

Our electronic information and our information system assets may be made unavailable, leaked, or altered due to a computer security incident, which could adversely affect the results of our operations, and we cannot predict the extent or duration of these incidents.

Although our computer systems are distributed in many geographic areas, they are connected together in a private network. A widespread computer security incident such as virus infection may significantly disrupt our operations and business processes. In such case, we may have to operate manually, which may result in significant delay in the delivery of our products to our customers or damage to the fresh fruit and vegetable products. Our customers could refuse to continue to do business with us and prematurely terminate or reduce existing contracts resulting in a significant reduction of our operating revenue.

We have intellectual property, trade secrets and confidential business information that are stored in electronic formats that could be leaked to competitors or the public due to computer security incidents which may result in loss of competitive position and market share.

We also have personal confidential information stored in Dole-controlled systems. This information, if stolen or leaked, could result in significant financial and legal risk.

We may be targeted by computer hackers from the internet, from business partners’ networks connected to our network, or from employees for specific purposes such as financial gain, political or ideological motives or otherwise simply to damage our reputation, which may result in significant decline in consumer preference for our products in certain geographic regions or globally and could potentially reduce our market share.

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

Risks Related to the Sale Transaction

While the sale transaction is pending, it creates uncertainty about our future which could materially and adversely affect our business, financial condition and results of operations.

While the sale transaction is pending, it creates uncertainty about our future. Therefore, our current or potential business partners may decide to delay, defer or cancel entering into new business arrangements with us pending consummation of the sale transaction. In addition, while the sale transaction is pending, we are subject to a number of risks, including:

•	the diversion of management and employee attention from our day-to-day business;

•	the potential disruption to business partners and other service providers;

•

the loss of employees who may depart due to their concern about losing their jobs following the sale transaction or a shift in loyalty of employees of the businesses to be sold who see ITOCHU as their de facto employer even before the consummation of the sale transaction; and

•	our inability to respond effectively to competitive pressures, industry developments and future opportunities.

The occurrence of any of these events individually or in combination could materially and adversely affect our business, financial condition and results of operations.

We have also incurred substantial transaction costs in connection with the sale transaction, and we will continue to do so until the consummation of the sale transaction.

The failure to consummate the sale transaction may materially and adversely affect our business, financial condition and results of operations.

ITOCHU’s obligation to close the sale transaction is subject to a number of conditions, although ITOCHU has paid us a $200 million non-refundable cash deposit that, with limited exceptions, would be forfeited and retained by us if the closing does not occur by April 1, 2013. We cannot assure you that these conditions will be satisfied, or that ITOCHU will waive any that are not satisfied. In the unlikely event that the sale transaction is not consummated, we may be subject to a number of risks, including the following:

•

we may not be able to identify an alternate transaction, or if an alternate transaction is identified, such alternate transaction may not result in an equivalent price to what is proposed in the sale transaction;

•	the trading price of our common stock may decline to the extent that the current market price reflects a market assumption that the sale transaction will be consummated; and

•	our relationships with our customers, suppliers and employees may be damaged beyond repair and our business may be harmed.

The occurrence of any of these events individually or in combination could materially and adversely affect our business, financial condition and results of operations, which could cause the market value of our common stock to decline.

The acquisition agreement may expose us to contingent liabilities.

We have agreed to indemnify ITOCHU for certain breaches of any representation, warranty or covenant made by us in the acquisition agreement, as well as certain breaches under the trademark rights agreement to be entered into in connection with the sale transaction, in each case subject to certain limitations. Our indemnification obligations are subject to limitations, but the limitation on our maximum exposure is quite high. In some instances our indemnification obligations are not subject to any limitations. Significant indemnification claims by ITOCHU could materially and adversely affect our business, financial condition and results of operations.

Because our worldwide packaged foods business and our Asia fresh business collectively represented approximately 38% of our total revenues in fiscal 2012, our business following the sale transaction will be substantially reduced and less diversified.

We may encounter unanticipated difficulties or challenges as we transition into a company with a heavier emphasis on fresh, perishable food products that cannot be inventoried and generally must be brought to market and sold soon after harvest. The reduction in the scale and scope of our business as a result of the sale transaction will expose a larger portion of our business to the type of risks associated with commodity products. Excess supply in any one of our non-value added fresh produce products could result in lower sales prices for those products. In addition, a greater portion of our product line will be exposed to the short term impact of weather and agricultural risks discussed above under “— Risks Related to Our Company.” Also, the smaller scale of our business will reduce the opportunity to leverage global purchasing efficiencies across business lines. If we are unable to address and overcome these difficulties or challenges, we may not be successful with our remaining businesses.

We will be limited from using significant intellectual property rights and pursuing certain business opportunities following the consummation of the sale transaction.

By disposing of our worldwide packaged foods business and our Asia fresh business and by entering into the trademark rights agreement as part of the sale transaction, we are restricting our use of significant intellectual property rights, including the DOLE® brand, in connection with the fresh fruit business in Asia, Australia and New Zealand and the packaged foods business worldwide. In addition, we have also agreed to be bound by noncompetition covenants in the trademark rights agreement which preclude our ability to enter certain aspects of these businesses within two years following the consummation of the sale transaction.

ITOCHU’s use of the DOLE trademarks and related brands following the consummation of the sale transaction under the trademark rights agreement and otherwise could adversely affect our business.

The DOLE trademarks and related brands and associated goodwill represent a key component of the value of our business, and any impairment to the goodwill associated with the DOLE trademarks and related brands could adversely affect our business. ITOCHU will acquire certain DOLE trademarks in the sale transaction and, pursuant to the trademark rights agreement, subject to certain exceptions for our existing businesses, we will exclusively license other DOLE trademarks to ITOCHU for its use in connection with packaged products, as defined, worldwide and fresh products, as defined, in Asia, Australia and New Zealand. As a result, following the consummation of the sale transaction, the goodwill associated with the DOLE trademarks and related brands will be partially dependent on ITOCHU’s reputation and its use of the DOLE trademarks and related brands, which could be harmed due to factors outside of our control. If ITOCHU fails to maintain the quality of the products with which it uses the DOLE trademarks consistent with our historical standards, or if ITOCHU’s reputation among consumers is harmed for any reason, the goodwill associated with the DOLE trademarks and related brands could be negatively impacted, which could have a material adverse effect on our business.

Our directors and executive officers may have interests in the sale transaction that may be in addition to, or different from, the interests of our stockholders.

Stockholders should be aware that our directors and executive officers have financial interests in the sale transaction that may be in addition to, or different from, the interests of our stockholders generally. These interests include agreements with certain executive officers that provide for severance payments following the termination of employment following a change of control, including the sale transaction, and the acceleration of all outstanding equity awards, except those granted in February 2013, upon the consummation of the sale transaction (i.e., such outstanding equity incentive awards will vest and become fully exercisable or be paid and settled, as applicable). However, Mr. Murdock has waived any right to severance compensation in connection with the sale transaction. The board of directors was aware of and considered these potential interests, among other matters, in evaluating and approving the sale transaction and acquisition agreement and in recommending the transaction to our stockholders.

There can be no assurances we will be successful in refinancing a part of our existing indebtedness.

We will use substantially all the proceeds from the sale transaction and our new capital structure to repay our existing indebtedness and to provide funding for transaction-related taxes, costs and expenses. Approximately $1.632 billion is expected to be used to repay $155 million of our 2013 Debentures, $174.9 million of our 2014 Notes, $315 million of our 2016 Notes, and all amounts outstanding under our term loan facilities and our revolving credit facility. Assuming these payments are made, our 2013 Debentures, 2014 Notes, 2016 Notes and our term loan and revolving credit facilities will be paid in full and will be cancelled, as applicable. We will need to put in place a new capital structure, including entering into a new term loan and revolving credit facility, at the time of the consummation of the sale transaction, and there can be no assurance that we will be able to enter into the new capital structure as we currently anticipate, or that any new financing will be available to us on equal or better terms than those of our current term loan and revolving credit facility. Any new financing may be subject to higher interest rates, may include less favorable terms or may require us to agree to additional or more severe restrictions on our business activities as compared to those of our current indebtedness.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following is a description of our significant properties both before and after the consummation of the sale transaction.

North America

We own our executive office facility in Westlake Village, California, and lease a divisional office in Monterey, California.

Our Hawaii operations are located on the island of Oahu and total approximately 25,000 acres, which we own. Of the total acres owned, we farm pineapples on 2,700 acres and coffee and cacao on an additional 195 acres. The remaining acres are leased or are in pastures and forest reserves. As of December 29, 2012, approximately 2,050 acres and 14,200 acres were classified as assets held-for-sale and actively marketed land, respectively. In light of the current competitive fresh produce market conditions, we have assessed our ongoing capital requirements and possible near-term funding resources for the ongoing operations, and are actively marketing the approximately 20,600 acres of land that we are not currently farming. We are seeking to sell as much of this land as we possibly can each year, expecting that it may take a few years to sell such a large quantity of farm and other land holdings. Targeted proceeds are in the $175 – $200 million range, which would exceed current book value.

We own approximately 200 acres of farmland in California, 300 acres in Florida, 200 acres in Georgia and 75 acres in North Carolina in connection with our vegetable and berry operations. Additionally, we lease approximately 12,200 acres of farmland in California, 3,000 acres in Arizona and 500 acres in Mexico. The majority of this acreage is farmed under joint growing arrangements with independent growers, while we farm the remainder. We own cooling, packing and shipping facilities in Marina, Gonzales and Huron, California. Additionally, we have partnership interests in facilities in Yuma, Arizona and Salinas, California, and leases in facilities in the following California cities: Oxnard, Monterey and Watsonville. We own and operate state-of-the-art, packaged salad and vegetable plants in Yuma, Arizona, Soledad, California, Springfield, Ohio and Bessemer City, North Carolina. We own and operate berry packing facilities in Plant City and Winter Haven, Florida, Homerville and Baxley, Georgia, Lawndale, North Carolina and lease berry packing facilities in Hawthorne and Zolfo Springs, Florida, and Jalisco, Mexico.

In connection with our Packaged Foods operations, which are being sold as part of the sale transaction, we own approximately 2,600 acres of peach orchards in California of which we farm 1,050 acres, and own and operate a plant in Atwater, California that produces individually quick frozen fruit, and lease a production facility located in Decatur, Michigan.

The packaged foods acres and facilities in North America will be sold as part of the sale transaction, the Hawaii land and vegetable and berry properties will remain with Dole following the sale transaction.

Latin America

We own offices in San Jose, Costa Rica, and La Ceiba, Honduras. We also lease offices in Chile, Costa Rica, Ecuador and Guatemala.

We produce bananas directly from owned plantations in Costa Rica, Ecuador and Honduras as well as through associated producers or independent growing arrangements in those countries and others, including Guatemala and Colombia. We own approximately 21,800 acres in Costa Rica, 3,800 acres in Ecuador and 25,700 acres in Honduras, all related to banana production, although some of the acreage is not presently under production.

We own approximately 8,200 acres in Honduras, 7,300 acres in Costa Rica and 3,000 acres in Ecuador, all related to pineapple production, although some of the acreage is not presently under production. We also own a juice concentrate plant in Honduras for pineapple. Pineapple is grown primarily for the fresh produce market.

We grow grapes, kiwi, apples and pears on approximately 600 acres leased by us in Chile. Dole sources most of its grapes, stone fruit, kiwi, apples and pears from independent growers in Chile, Peru and Argentina. We own or operate 10 packing and cold storage facilities in Chile, and one in Argentina. In addition, we operate a fresh-cut salad plant and a small local fruit distribution company in Chile, and own a minority share in a fruit distribution company in Argentina.

We indirectly own 35% of Bananapuerto, an Ecuadorian port, and operate the port pursuant to a port services agreement signed in 2002, the term of which is up to 30 years.

At year end, Dole Latin America operated a fleet of six refrigerated container ships, of which four are owned and two are under long-term capital leases. In addition, Dole Latin America operated a fleet of 12 breakbulk refrigerated ships, of which seven are owned and five are chartered. Four of the chartered vessels are under a charter arrangement which will terminate at the end of 2013, and have been subleased to a third party for fiscal 2013. Additionally, following the sale transaction, we will enter into a ship usage agreement for three of our owned ships with ITOCHU. We also cover part of our requirements under contracts with existing liner services and occasionally charter vessels for short periods on a time or voyage basis as and when required. We lease or own approximately 12,500 refrigerated containers, 800 dry containers, 5,400 chassis and 4,200 generator sets worldwide. Following the sale transaction, our Latin American properties will be unchanged.

Europe

We lease our European headquarters in Hamburg, Germany, as well as our major regional offices in Milan, Italy, and Cape Town, South Africa. In addition, we own regional offices in Helsingborg, Sweden.

We own and operate one banana ripening and produce distribution center in Sweden, two in Germany, one in Turkey and one in Italy. We also operate and lease two banana ripening, produce and flower distribution centers in Sweden, two in Italy, two in Austria and two in Germany, and we own two other distribution facilities in Germany that we lease to an unrelated party. We have a minority interest in a French company, Compagnie Financière de Participations (“CF”), the leading African provider of bananas and pineapples from plantations in Cameroon, Ghana and the Ivory Coast. During the fourth quarter of 2011, CF acquired our Dole Spain subsidiary, which operated banana ripening and distribution facilities in Spain and Portugal. During the fourth quarter of 2008, CF acquired our JP Fresh and Dole France subsidiaries, which operate banana ripening and distribution facilities in the United Kingdom and France, respectively.

In addition, our subsidiary, Saba Fresh Cuts AB, owns and operates state-of-the-art, packaged salad and vegetable plants in Helsingborg, Sweden and Helsinki, Finland.

Following the sale transaction, these European properties will be unchanged.

Asia

Following the sale transaction, we will no longer own, lease or operate any of the following properties.

We operate a pineapple plantation of approximately 36,800 leased acres in the Philippines. Approximately 18,900 acres of the plantation are leased to us by a cooperative of our employees that acquired the land pursuant to agrarian reform law. The remaining 17,900 acres are leased from individual land owners. Two multi-fruit canneries, a blast freezer, cold storage, a juice concentrate plant, a box forming plant, a can and drum manufacturing plant, warehouses, wharf and a fresh fruit packing plant, each owned by us, are located at or near the pineapple plantation.

We own and operate a tropical fruit cannery and a multi-fruit processing factory in central Thailand and a second tropical fruit cannery in southern Thailand. Dole also grows pineapple in Thailand on approximately 3,700 acres of owned land, not all of which are currently under cultivation.

We produce bananas and papaya from 30,400 acres of leased land in the Philippines and also source these products through associated producers or independent growing arrangements in the Philippines. A plastic extruding plant and a box forming plant, both owned by us, are located near the banana plantations. We also operate banana ripening and distribution centers in Hong Kong, South Korea, Taiwan, China, the Philippines and New Zealand.

Bananas are also grown on 200 acres of owned and 700 acres of leased land in Australia.

Additionally, we source products from approximately 1,350 Japanese farmers through independent growing arrangements.

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

Currently there are 194 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP or seeking enforcement of Nicaragua judgments. In addition, there are 77 labor cases pending in Costa Rica under that country’s national insurance program.

Of the 194 lawsuits, 16 are currently pending in various jurisdictions in the United States. One case in Los Angeles Superior Court, the last remaining lawsuit brought in the United States by Nicaraguan plaintiffs, was dismissed after the Court found that the plaintiffs and their representatives engaged in blatant fraud, witness tampering and active manipulation. On March 11, 2011, the Court issued a final Statement of Decision, followed on March 31, 2011 by a Judgment, that vacates the prior judgment and dismisses all plaintiffs’ claims with prejudice. Plaintiffs filed a notice of appeal of that judgment on May 6, 2011, and briefing is expected to be completed in the second quarter of 2013. The remaining lawsuits are pending in Latin America and the Philippines. Claimed damages in DBCP cases worldwide total approximately $36 billion, with lawsuits in Nicaragua representing approximately 85% of this amount. Typically in these cases, Dole is a joint defendant with the major DBCP manufacturers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against Dole.

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

As to all the DBCP matters, Dole has denied liability and asserted substantial defenses. Dole believes there is no reliable scientific basis for alleged injuries from the agricultural field application of DBCP. Nevertheless, Dole is looking to resolve all DBCP litigation and claims once and for all. Although no assurance can be given concerning the outcome of the DBCP cases, in the opinion of management, after consultation with legal counsel and based on past experience defending and settling DBCP claims, neither the pending lawsuits and claims nor their resolution are expected to have a material adverse effect on Dole’s financial position or results of operations.

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

Dole received the Decision on October 21, 2008 and appealed the Decision to the European General Court in Luxembourg on December 24, 2008. Oral argument on the appeal was held on January 25, 2012. The General Court has given notice that its decision will be issued on March 14, 2013, which Dole believes could result in a possible resolution of this matter.

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

Although no assurances can be given, and although there could be a material adverse effect on Dole’s financial position or results of operations, Dole believes that it has not violated the European competition laws.

Honduran Tax Case:    In 2005, Dole received a tax assessment from Honduras of approximately $137 million (including the claimed tax, penalty, and interest through the date of assessment) relating to the disposition of all of Dole’s interest in Cervecería Hondureña, S.A in 2001. Dole believes the assessment is without merit and filed an appeal with the Honduran tax authorities, which was denied. As a result of the denial in the administrative process, in order to negate the tax assessment, on August 5, 2005, Dole proceeded to the next stage of the appellate process by filing a lawsuit against the Honduran government in the Honduran Administrative Tax Trial Court. The Honduran government sought dismissal of the lawsuit and attachment of assets, which Dole challenged. The Honduran Supreme Court affirmed the decision of the Honduran intermediate appellate court that a statutory prerequisite to challenging the tax assessment on the merits is the payment of the tax assessment or the filing of a payment plan with the Honduran courts; Dole has challenged the constitutionality of the statute requiring such payment or payment plan. Dole and the Honduran government are discussing the terms and conditions of a final resolution of the pending lawsuits and tax-related matters. Although no assurance can be given concerning the outcome of this case, in the opinion of management, after consultation with legal counsel, the pending lawsuits and tax-related matters are not expected to have a material adverse effect on Dole’s financial position or results of operations.

Former Shell Site:    Shell Oil Company and Dole were sued in several cases filed in Los Angeles Superior Court, beginning in 2009, alleging property damage and personal injury by persons claiming to be current or former residents in the area of a housing development built in the 1960s by a predecessor of what is now a Dole subsidiary, on land that had been owned and used by Shell as a crude oil storage facility for 40 years prior to the housing development. On April 20, 2011, the Court dismissed the case with prejudice, including all claims against Dole. On August 11, 2011, the Court overturned its dismissal in response to plaintiffs’ motion for reconsideration and permitted the filing of a second amended complaint by plaintiffs. The defendants filed motions to dismiss plaintiffs’ second amended complaint, which have been denied, except that Shell’s motions were granted to dismiss certain property damage claims and certain claims based on the allegation that Shell had engaged in ultra-hazardous activity. The California Regional Water Quality Control Board is supervising the cleanup on the former Shell site. On March 11, 2011, the Water Board issued a Cleanup and Abatement Order naming Shell as the Discharger and a Responsible Party, and ordering Shell to assess, monitor, and cleanup and abate the effects of contaminants discharged to soil and groundwater at the site. On April 22, 2011, the Water Board sent Dole a letter requiring Dole to supply information concerning ownership, development and activities of the former Shell site, which Dole did on September 15, 2011.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Dole’s common stock is listed and traded on the New York Stock Exchange under the ticker symbol “DOLE.” As of February 28, 2013, there were 77 registered stockholders of Dole’s common stock. The following table shows the high and low reported closing price per share of Dole’s common stock on the New York Stock Exchange for each quarter during fiscal years 2012 and 2011.

	High	Low
2012
First quarter	$11.13	$8.05
Second quarter	10.23	8.35
Third quarter	14.35	8.45
Fourth quarter	13.13	10.70
2011
First quarter	$14.87	$13.06
Second quarter	14.26	12.57
Third quarter	14.50	9.37
Fourth quarter	10.94	8.05

Additional information required by Item 5 is contained in Note 20 — Shareholders’ Equity, to Dole’s Consolidated Financial Statements in this Form 10-K.

Performance Graph

The graph below matches the cumulative total return of holders of Dole Food Company, Inc.’s common stock with the cumulative total returns of the S&P 500 index and the S&P 500 Food Products index. The graph assumes that the value of the investment in Dole’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on October 23, 2009 and tracks it through December 29, 2012 (the end of Dole’s fiscal year).

Comparison of Cumulative Total Return

ASSUMES $100 INVESTED ON OCT. 23, 2009

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING Dec. 29, 2012

	10/23/2009	1/02/2010	1/01/2011	12/31/2011	12/29/2012
Dole Food Company, Inc.	$100.00	$101.06	$110.02	$70.44	$93.40
S&P 500 Index	$100.00	$103.73	$119.35	$121.87	$141.37
S&P 500 Food Products Index	$100.00	$104.93	$119.83	$137.99	$150.76

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

	Year Ended December 29, 2012	Year Ended December 31, 2011	Year Ended January 1, 2011	Year Ended January 2, 2010	Year Ended January 3, 2009
	(In millions, except per share data)
Summary of Operations
Revenues, net(1)(6)	$4,247	$4,778	$4,687	$4,696	$5,482
Operating income(7)	17	101	80	186	164
Income from continuing operations, net of income taxes	1	102	78	121	227
Loss from discontinued operations, net of income taxes	(150)	(60)	(111)	(34)	(107)
Gain on disposal of discontinued operations, net of income taxes	7	—	3	1	3
Net income (loss)	(142)	42	(30)	88	123
Less: Net income attributable to noncontrolling interests	(3)	(4)	(4)	(4)	(2)
Net income (loss) attributable to shareholders of Dole Food Company, Inc.	(145)	38	(34)	84	121
Average common shares outstanding — Basic and Diluted(3)	88	88	87	59	52
Per Share Data(3)
Income from continuing operations excluding net income attributable to noncontrolling interests — Basic	$0.00	$1.15	$0.88	$2.05	$4.39
Income from continuing operations excluding net income attributable to noncontrolling interests — Diluted	$0.00	$1.14	$0.88	$2.05	$4.39
Balance Sheet and Other Information
Working capital (current assets less current liabilities)	$1,265	$729	$695	$777	$531
Total assets(4)	4,230	4,271	4,257	4,107	4,365
Long-term debt, net(5)	1,513	1,641	1,564	1,553	1,799
Total debt, net(5)	1,694	1,680	1,604	1,598	2,204
Total equity(3)	713	818	817	866	433
Cash dividends declared and paid to parent	—	—	—	15	—
Proceeds from sales of assets and businesses, net	43	42	46	185 (2)	226
Capital additions from continuing operations	60	37	47	30	44
Depreciation and amortization from continuing operations	66	64	76	80	96

Note: Discontinued operations for the periods presented relate to the reclassification of Dole’s worldwide packaged foods and Asia fresh produce businesses (collectively, “Dole Asia”) during 2012 and the fresh-cut flowers operations during 2008 to discontinued operations.

(1)	During the fourth quarter of 2008, Dole completed the sale of its JP Fresh and Dole France ripening and distribution subsidiaries. These businesses generated revenues of $382 million during 2008.

(2)	Included in the 2009 proceeds from sales of assets and businesses, net was $26 million of long-term debt which was assumed by the buyer of Dole’s fresh-cut flowers business.

(3)

During the fourth quarter of 2009, Dole completed a $446 million initial public offering of 35.7 million common shares. Dole received net proceeds of $415 million, reflecting $31 million of underwriting discount and offering expenses, and used the net proceeds to pay down indebtedness. Immediately prior to the closing of the initial public offering, Dole completed certain restructuring transactions. Fiscal years 2008 through 2009 basic weighted average common shares outstanding reflect the effect of the 51,710:1 share conversion related to the restructuring transactions. Income from continuing operations excludes the net income attributable to noncontrolling interests.

(4)	Includes assets-held-for sale, including $1.9 billion of assets-held-for-sale in the sale transaction at December 29, 2012.

(5)	Includes debt that will be extinguished at the time of closing of the sale transaction, totaling $1.6 billion at December 29, 2012.

(6)	During the first quarter of 2012, Dole completed the sale of a non-core German ripening and distribution subsidiary. The business generated revenues of $115 million, $548 million, $559 million, $527 million and $635 million during fiscal years 2012, 2011, 2010, 2009 and 2008, respectively.

(7)	Included in 2012 operating income are costs of $48.4 million related to the sale transaction.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements, which are based on management’s assumptions and describe Dole’s future plans, strategies and expectations, are generally identifiable by the use of terms such as “anticipate,” “will,” “expect,” “believe,” “should” or similar expressions. The potential risks and uncertainties that could cause Dole’s actual results to differ materially from those expressed or implied herein are set forth in Item 1A and Item 7A of this Annual Report on Form 10-K for the year ended December 29, 2012 and include: weather-related phenomena; market responses to industry volume pressures; product and raw material supplies and pricing; changes in interest and currency exchange rates; economic crises; quotas, tariffs and other governmental actions and international conflict.

Overview

Significant highlights for Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the Company”) for the year ended December 29, 2012 were as follows:

•

On September 17, 2012, Dole signed a definitive agreement (the “Agreement”) with ITOCHU Corporation (“ITOCHU”) for the sale of Dole’s worldwide packaged foods and Asia fresh produce businesses (collectively, “Dole Asia”) for $1.685 billion in cash (“sale transaction”). Dole and ITOCHU have extended the term of the Agreement and the sale transaction is expected to close on April 1, 2013. On February 22, 2013, ITOCHU paid Dole a non-refundable cash deposit of $200 million to be applied towards the purchase price, which Dole has used to temporarily repay revolver borrowings, pay certain sale transaction related expenses and for general corporate purposes. The parties agreed that, with limited exceptions, the deposit would be forfeited and retained by Dole if the closing does not occur by April 1, 2013. Additional consideration of $29 million may be received if the acquirer chooses to exercise its option not to assume certain U.S. pension liabilities of Dole Asia. Dole will use substantially all of the proceeds from the transaction and our new, post-sale-transaction capital structure to pay down our existing indebtedness and to provide funding for transaction-related taxes, costs and expenses, extinguishment of our long-term Japanese yen hedges, the anticipated right-sizing of Dole and other post-closing restructuring expenses, and the possible resolution of the previously disclosed Honduran tax case, European Union Antitrust Inquiry and the DBCP cases. On March 8, 2013, Dole entered into an agreement to settle the long-term Japanese yen hedges, for $25.1 million payable after the close of the sale transaction.

The operations of Dole Asia consist of Dole’s Packaged Foods reportable operating segment and Dole’s Asia fresh produce business, which is a component of Dole’s Fresh Fruit reportable operating segment. The results of operations for Dole Asia have been reclassified to discontinued operations for all periods presented.

In connection with the transaction, Dole will realign and streamline its global operating structure to conform to the specific needs of the remaining fresh produce businesses. Following the consummation of the transaction, Dole will be a commodity produce company with two lines of business — fresh fruit and fresh vegetables — and will remain a leading producer, marketer and distributor of fresh fruit and fresh vegetables. As a result of the sale transaction, Dole’s fresh fruit business line will be smaller than at present, with an approximate 30% reduction in revenue; Dole’s fresh vegetables reportable operating segment will not be impacted by the transaction. Dole will continue to be one of the world’s largest producers of bananas and pineapples, and an industry leader in packaged salads, fresh-packed vegetables and fresh berries. Dole also will maintain its fully-integrated operating platform in the Americas, Europe and Africa, as well as its refrigerated supply chain, which features a dedicated refrigerated containerized fleet, as well as a network of packaging, ripening and distribution centers, to deliver fresh Dole products to market.

•	Revenues for 2012 were $4.2 billion, a decrease of 11%. Excluding sales from both the German and Spanish ripening and distribution subsidiaries (“European divested businesses”), as well as sales from

SunnyRidge Farms, which was acquired in the fourth quarter of 2011 (“berry acquisition”), sales decreased 1%.

•	Operating income in 2012 was $16.6 million compared to $101 million in 2011.

•

Fresh fruit operating income decreased by $34 million primarily as a result of lower earnings in Dole’s North America banana operations and European ripening and distribution business, partially offset by higher earnings in Europe bananas and North America fresh pineapples. In addition, earnings were impacted by provisions totaling $26 million recorded in the fourth quarter of 2012 in connection with the possible resolution of certain legal-related matters.

•	Fresh vegetables operating income decreased by $6.7 million due to lower pricing of fresh-packed vegetables, partially offset by higher earnings of packaged salads.

•	Operating income was also impacted by costs of $48.4 million related to the sale transaction.

Non-GAAP Financial Measures

The following is a reconciliation of earnings before interest expense, income taxes and discontinued operations (“EBIT before discontinued operations”) and adjusted earnings before interest expense, income taxes and depreciation and amortization (“Adjusted EBITDA”) to the most directly comparable U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) financial measure:

	Year Ended December 29, 2012	Year Ended December 31, 2011	Year Ended January 1, 2011
	(In thousands)
Net income (loss)	$(141,567)	$41,793	$(30,166)
Loss from discontinued operations, net of income taxes	150,003	60,324	111,163
Gain on disposal of discontinued operations, net of income taxes	(7,231)	(339)	(2,957)
Interest expense from continuing operations	12,219	9,628	8,256
Income taxes from continuing operations	10,755	(2,070)	6,000

EBIT before discontinued operations	24,179	109,336	92,296
Depreciation and amortization from continuing operations	65,856	63,899	75,903
Net unrealized loss on derivative instruments from continuing operations	1,185	900	746
Foreign currency exchange (gain) loss on vessel obligations	2,387	(125)	(2,677)
Net unrealized loss on foreign denominated instruments from continuing operations	811	1,906	3,237
Share-based compensation from continuing operations	10,781	7,925	5,996
Charges for restructuring and long-term receivables from continuing operations	5,158	16,412	31,459
ITOCHU transaction related costs	48,395	—	—
Gain on asset sales	(12,913)	(4,541)	(3,017)

Adjusted EBITDA	$145,839	$195,712	$203,943

EBIT before discontinued operations and Adjusted EBITDA are measures commonly used by financial analysts in evaluating the performance of companies. EBIT before discontinued operations is calculated from net income by adding interest expense and income tax expense, and adding the loss or subtracting the income from discontinued operations, net of income taxes. Adjusted EBITDA is calculated from EBIT before discontinued operations by: (1) adding depreciation and amortization from continuing operations; (2) adding the net unrealized loss or subtracting the net unrealized gain on foreign currency and bunker fuel hedges from continuing operations; (3) adding the foreign currency loss or subtracting the foreign currency gain on the vessel obligations; (4) adding the net unrealized loss or subtracting the net unrealized gain on foreign denominated instruments from continuing operations; (5) adding share-based compensation expense from continuing operations; (6) adding charges for restructuring and long-term receivables from continuing operations; (7) adding ITOCHU transaction related costs; and (8) subtracting the gain on asset sales from continuing operations. These adjustments have been made because management excludes these amounts when evaluating the performance of Dole.

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

Results of Operations

Selected results of operations for the years ended December 29, 2012, December 31, 2011, and January 1, 2011 were as follows:

	Year Ended December 29, 2012	Year Ended December 31, 2011	Year Ended January 1, 2011
	(In thousands)
Revenues, net	$4,246,708	$4,778,424	$4,686,858
Operating income	16,592	101,035	80,130
Other income (expense), net	(3,130)	(380)	(276)
Interest expense	(12,219)	(9,628)	(8,256)
Income taxes	(10,755)	2,070	(6,000)
Earnings from equity method investments	6,063	4,588	6,571
Income from continuing operations, net of income taxes	1,205	101,778	78,040
Loss from discontinued operations, net of income taxes	(150,003)	(60,324)	(111,163)
Gain on disposal of discontinued operations, net of income taxes	7,231	339	2,957
Net income (loss)	(141,567)	41,793	(30,166)
Less: Net income attributable to noncontrolling interests	(2,896)	(3,434)	(3,958)
Net income (loss) attributable to shareholders of Dole Food Company, Inc.	(144,463)	38,359	(34,124)

Revenues

For the year ended December 29, 2012, revenues decreased 11% to $4.2 billion from $4.8 billion for the year ended December 31, 2011. Excluding sales from Dole’s European divested businesses of $539 million for the first three quarters of fiscal 2011, as well as the first three quarters of 2012 sales from the berry acquisition of $53 million, sales decreased 1%. Fresh fruit sales decreased $615.9 million from 2011 to 2012. Excluding sales from divested businesses, fresh fruit sales decreased $77.3 million primarily due to lower pricing in North America bananas as well as unfavorable euro and Swedish krona foreign currency exchange movements in Europe. These factors were partially offset by higher volumes of North America fresh pineapple and improved local pricing in Europe and in Dole’s Chilean deciduous fruit business. Fresh vegetables sales increased $84 million. Excluding sales from the berry acquisition, fresh vegetables sales increased $31 million. The increase was primarily due to improved pricing for packaged salads and higher sales of fresh berries, partially offset by lower pricing for fresh-packed vegetables. Net unfavorable foreign currency exchange movements in Dole’s selling locations resulted in lower revenues of approximately $82 million.

For the year ended December 31, 2011, revenues increased 2% to $4.8 billion from $4.7 billion for the year ended January 1, 2011. Higher sales were reported in both of Dole’s operating segments. Fresh fruit sales increased $62.5 million primarily due to improved banana pricing in North America and Europe, higher volumes of bananas sold in North America, favorable foreign currency exchange movements in Europe as well as higher sales of Chilean deciduous fruit. These improvements were partially offset by lower volumes of bananas sold in Europe due to the implementation of Dole’s 2010 European restructuring plan as well as lower volumes sold in the European ripening and distribution business. Fresh vegetables sales increased $28.9 million due primarily to higher pricing of packaged salads and revenues associated with the October 2011 berry acquisition. Net favorable foreign currency exchange movements in Dole’s selling locations resulted in higher revenues of approximately $113 million.

Operating Income

For the year ended December 29, 2012, operating income was $16.6 million compared with $101 million for the year ended December 31, 2011. Fresh fruit operating income decreased primarily due to lower earnings in Dole’s North America banana operations partially offset by higher earnings in Dole Europe’s banana operations and North America fresh pineapple operations. In addition, fresh fruit earnings were also impacted by provisions totaling $26 million recorded in the fourth quarter of 2012 in connection with the possible resolution of certain legal-related matters. Fresh vegetables operating income decreased due to lower pricing in all major fresh-packed vegetable product lines, partially offset by higher earnings of packaged salads. Operating income was also impacted by costs of $48.4 million related to the sale transaction. If foreign currency exchange rates in Dole’s significant foreign operations during the year ended December 29, 2012 had remained unchanged from those experienced during the year ended December 31, 2011, Dole estimates that its operating income would have been higher by approximately $12 million.

For the year ended December 31, 2011, operating income increased $20.9 million or 26% to $101 million compared with $80.1 million for the year ended January 1, 2011. Excluding the $32.5 million gain on the legal settlements recorded in 2010, operating income increased $53.4 million or 67%. Fresh fruit operating results increased primarily due to higher earnings in Dole’s North America and Europe banana operations, European ripening and distribution business and Chilean deciduous fruit business. Banana earnings benefitted from higher local pricing for bananas and lower shipping and distribution costs in Europe. Fresh vegetables operating results increased due primarily to higher earnings in packaged salads partially offset by lower earnings in the fresh-packed vegetables and berries operations. If foreign currency exchange rates in Dole’s significant foreign operations during the year ended December 31, 2011 had remained unchanged from those experienced during the year ended January 1, 2011, Dole estimates that its operating income would have been lower by approximately $4 million.

Other Income (Expense), Net

Other income (expense), net was expense of $3.1 million in 2012 compared to expense of $0.4 million in 2011. The change was due primarily to unrealized losses of $2.4 million on Dole’s British pound sterling vessel obligation in 2012 compared to unrealized gains of $0.1 million in 2011.

Other income (expense), net was expense of $0.4 million in 2011 compared to expense of $0.3 million in 2010.

As a result of reflecting Dole Asia’s operations as discontinued operations, amounts previously recorded in other income (expense), net related to Dole’s long-term Japanese yen hedges and cross currency swap as well as charges for premiums paid and the write-off of debt issuance costs and debt discounts in connection with refinancing transactions have been reclassified into discontinued operations for all periods presented.

Interest Expense

Interest expense for the year ended December 29, 2012 was $12.2 million compared to $9.6 million in 2011. The increase was primarily due to a $4 million accrual recorded in the fourth quarter of 2012 in connection with the possible resolution of certain legal-related matters.

Interest expense for the year ended December 31, 2011 was $9.6 million compared to $8.3 million in 2010.

As a result of reflecting Dole Asia’s operations as discontinued operations, all interest expense associated with Dole’s notes and debentures, term loan and revolving credit facilities and interest rate swap has been reclassified into discontinued operations for all periods presented. Refer to Note 4 in the Consolidated Financial Statements for additional information.

Income Taxes

Dole recorded income tax expense of $10.8 million on $5.9 million of income from continuing operations before income taxes and equity earnings for the year ended December 29, 2012, reflecting a 182.4% effective tax rate for the year. Income tax expense increased $12.8 million in 2012 compared to 2011 due primarily to a higher level of foreign earnings taxed at U.S. rates in 2012 and the absence of the impact of a state law change that reduced deferred taxes in 2011, partially offset by the reduction in Dole’s liability for unrecognized tax benefits in 2012 attributable to the expiration of the statute of limitations concerning certain transfer pricing items. The effective tax rate in 2011 was (2.2%). Dole’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions. For 2012, Dole’s income tax provision differs from the U.S. federal statutory rate applied to Dole’s pre-tax income primarily due to a higher level of foreign earnings taxed at U.S rates and the impact of non-deductible compensation arrangements and costs related to the sale transaction.

Income tax expense for fiscal year 2011 decreased by $8.1 million compared to 2010 due primarily to the impact of a state law change effective for 2011 that reduced the deferred taxes on certain of Dole’s intangibles. The effective tax rate in 2010 was 7.7%. For 2011, Dole’s income tax provision differed from the U.S. federal statutory rate applied to Dole’s pre-tax income primarily due to the impact of a state law change that reduced the tax rate on certain of Dole’s intangibles, a reduction of its U.S. federal valuation allowance partially offset by an increase in Dole’s liability for unrecognized tax benefits, primarily attributable to potential issues with foreign investment in U.S. property. For 2010, Dole’s income tax provision differed from the U.S. federal statutory rate applied to Dole’s pretax income primarily due to operations in foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate and the reduction in Dole’s liability for unrecognized tax benefits, primarily attributable to the lapse of the statute of limitations relating to a state unrecognized tax benefit.

As of December 29, 2012, Dole has not provided for U.S. federal income and foreign withholding taxes on approximately $2.2 billion of the excess of the amount for financial reporting over the tax basis of investments that are essentially permanent in duration. Management believes that such excess at December 29, 2012 will remain indefinitely invested at this time. Of this amount, $414 million relates to the Dole Asia non-U.S. operations. The repatriation of cash currently held by Dole’s foreign subsidiaries at December 29, 2012 would not currently result in a material cash tax payment. In the event cash flow from U.S. operations combined with accumulated previously taxed income is insufficient to fund U.S. cash flow requirements, Dole may be required to provide U.S. federal income tax and foreign withholding taxes on a portion of its anticipated fiscal 2013 foreign earnings. As a result, Dole’s overall effective tax rate may increase in fiscal 2013 versus the effective tax rate experienced in previous years.

Dole had state deferred tax assets totaling $47 million at December 29, 2012 which management believes are recoverable through the realization of income on appreciated non-core assets, including income to be generated from the reversal of the related existing taxable temporary differences upon the sale of such assets and the gain on the impending sale of the U.S. packaged foods assets to ITOCHU.

Internal Revenue Service Audit:    On September 4, 2012, the IRS completed its examination of Dole’s U.S. federal income tax returns for the years 2006-2008 and issued a Revenue Agent’s report (“RAR”) that includes various proposed adjustments, including with respect to whether certain transactions with foreign affiliates or certain third party borrowings by Dole or its foreign affiliates created or are deemed to have created investments in U.S. property. The net tax deficiency associated with the RAR is $132 million, after net operating loss utilization, plus interest. On November 9, 2012, Dole filed a protest letter challenging the proposed adjustments contained in the RAR and will pursue resolution of these issues with the Appeals Division of the IRS. Dole believes, based in part upon the advice of its tax advisors, that its tax treatment of such transactions was appropriate. Although the timing and ultimate resolution of any issues arising from the IRS examination are highly uncertain, at this time Dole does not anticipate that the total unrecognized tax benefits will significantly change within the next twelve months nor does Dole believe that any material tax payments will be made related to these matters within the next twelve months.

Refer to Note 7 of the Consolidated Financial Statements for additional information about Dole’s income taxes.

Earnings from Equity Method Investments

Earnings from equity method investments for the year ended December 29, 2012 increased to $6.1 million from $4.6 million in 2011. The increase was primarily related to higher earnings generated by Compagnie Financière de Participations (“CF”), a company in which Dole holds a non-controlling 40% ownership interest, and Healthy Foods, LLC (“Healthy Foods”), a company in which Dole holds a non-controlling 30% ownership interest. Higher earnings generated by CF were due in part to improved pricing and consumer demand in markets in which it sells. Healthy Foods produces the yonanas® frozen treat maker. The increase in Healthy Foods earnings was attributable to a full year of operations.

Earnings from equity method investments for the year ended December 31, 2011 decreased to $4.6 million from $6.6 million in 2010. The decrease was primarily related to lower earnings generated by CF. Lower earnings generated by CF were due in part to lower pricing and lower consumer demand in markets in which it sells.

Segment Results of Operations

Due to the reporting of the packaged foods reportable operating segment as discontinued operations, Dole has two reportable operating segments from continuing operations: fresh fruit and fresh vegetables. These reportable segments are managed separately due to differences in geography, products, production processes, distribution channels and customer bases.

The fresh fruit reportable operating segment (“fresh fruit”) primarily sells bananas, fresh pineapple and deciduous fruit, which are sourced from local growers or Dole-owned or leased farms located in Latin America, with significant selling locations in North America and Western Europe. Dole Asia’s fresh produce business formerly was included in the fresh fruit reportable operating segment, but is reported as discontinued operations in this report as a result of the sale transaction.

The fresh vegetables reportable operating segment (“fresh vegetables”) sells packaged salads and has a line of fresh-packed products that includes iceberg and romaine lettuce, celery, and fresh berries including strawberries and blueberries. Substantially all of the sales for fresh vegetables are generated in North America.

Dole’s management evaluates and monitors segment performance primarily through earnings before interest expense and income taxes before discontinued operations (“EBIT”). EBIT is calculated by adding interest expense and income taxes to income (loss) from continuing operations, net of income taxes. Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to Dole as a whole. EBIT is not defined under U.S. GAAP and should not be considered in isolation or as a substitute for net income or cash flow measures prepared in accordance with U.S. GAAP or as a measure of Dole’s profitability. Additionally, Dole’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate EBIT in the same manner.

Revenues from external customers for continuing operations were as follows:

	2012	2011	2010
	(In thousands)
Revenues from external customers:
Fresh fruit	$3,141,192	$3,757,048	$3,694,487
Fresh vegetables	1,103,999	1,019,673	990,807
Corporate	1,517	1,703	1,564

	$4,246,708	$4,778,424	$4,686,858

The table above includes intersegment revenues from the Dole Asia business of $53 million, $40 million and $31 million for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

EBIT for continuing operations was as follows:

	2012	2011	2010
	(In thousands)
Fresh fruit EBIT	$103,457	$138,846	$109,931
Fresh vegetables EBIT	24,839	31,355	34,328

Total operating segments EBIT	128,296	170,201	144,259
Corporate:
Net unrealized loss on foreign denominated instruments	(474)	(1,724)	(3,173)
Share-based compensation	(7,539)	(5,808)	(4,533)
ITOCHU transaction related costs	(48,395)	—	—
Operating expenses, net	(47,709)	(53,333)	(44,257)

Corporate	(104,117)	(60,865)	(51,963)
Interest expense	(12,219)	(9,628)	(8,256)
Income taxes	(10,755)	2,070	(6,000)

Income from continuing operations	1,205	101,778	78,040
Loss from discontinued operations, net of income taxes	(150,003)	(60,324)	(111,163)
Gain from disposal of discontinued operations, net of income taxes	7,231	339	2,957

Net income (loss)	$(141,567)	$41,793	$(30,166)

2012 Compared with 2011 for Continuing Operations

Fresh Fruit:    Fresh fruit revenues for the year ended December 29, 2012 decreased 16% to $3.1 billion from $3.8 billion for the year ended December 31, 2011. Excluding 2011 sales from the Spanish subsidiary and the last three quarters of 2011 sales from the divested German subsidiary, totaling $539 million, fresh fruit revenues decreased 2%. Banana sales decreased $16 million primarily due to lower pricing in North America, partially offset by improved volumes in Europe. Sales in the European ripening and distribution operations decreased primarily as a result of unfavorable euro and Swedish krona foreign currency exchange movements, partially offset by improved local pricing. These factors were partially offset by higher volumes of fresh pineapples sold worldwide and higher local pricing of Chilean deciduous fruit. Net unfavorable foreign currency exchange movements in Dole’s foreign selling locations resulted in lower revenues of approximately $82 million during the year ended December 29, 2012.

Dole’s fresh fruit segment EBIT is impacted by certain items, which are included in the table below:

	2012	2011
	(In thousands)
Charges for restructuring and long-term receivables	$(5,158)	$(16,412)
Legal provisions	(26,000)	—
Unrealized loss on foreign currency and fuel hedges	(1,185)	(900)
Foreign currency exchange gain (loss) on vessel obligations	(2,387)	125
Net unrealized loss on foreign denominated instruments	(337)	(182)
Share-based compensation	(2,391)	(1,519)
Gain on asset sales	12,913	4,541

Total	$(24,545)	$(14,347)

Fresh fruit EBIT for the year ended December 29, 2012 decreased 25% to $103.5 million from $138.8 million for the year ended December 31, 2011. Banana EBIT decreased as a result of lower pricing in North America and higher costs of the fruit imported into Europe, partially offset by lower shipping costs in Europe. The decrease in shipping costs was due primarily to Dole’s 2011 restructuring initiatives which further reduced vessel charters, improved vessel utilization and made better use of available outside freight offerings. EBIT in the European ripening and distribution business decreased as a result of higher product costs and unfavorable euro currency exchange movements, partially offset by improved pricing, lower selling, marketing and general and administrative expenses and higher equity earnings. Earnings were also impacted by provisions totaling $26 million recorded in the fourth quarter of 2012 in connection with the possible resolution of certain legal-related matters. Fresh pineapples EBIT increased primarily as a result of lower fruit and shipping costs in North America and Europe, partially offset by lower pricing. Chilean deciduous EBIT was comparable as improved local pricing was offset by higher packing and cooling costs. If foreign currency exchange rates in Dole’s significant fresh fruit foreign operations during the year ended December 29, 2012 had remained unchanged from those experienced during the year ended December 31, 2011, Dole estimates that fresh fruit EBIT would have been higher by approximately $12 million. Fresh fruit EBIT in 2012 included realized foreign currency hedge gains of $10 million and realized foreign currency transaction losses of $3 million.

Fresh Vegetables:    Fresh vegetables revenues for the year ended December 29, 2012 increased $84 million to $1.1 billion. Fresh berries revenues increased as a result of sales resulting from the berry acquisition as well as higher sales of strawberries. Packaged salads revenues increased as a result of improved pricing and a favorable product mix. These improvements were partially offset by lower pricing in fresh-packed vegetables across all major product lines. In addition, the year over year comparison for fresh-packed vegetables was impacted by abnormally strong pricing during the first quarter of 2011 associated with product shortages from challenging weather conditions.

Fresh vegetables EBIT for the year ended December 29, 2012 decreased to $24.8 million from $31.4 million for the year ended December 31, 2011. EBIT decreased as a result of lower earnings in the fresh-packed business due primarily to lower pricing across all major product lines, partially offset by lower growing costs and lower grower’s share of revenue. These factors were partially offset by an increase in packaged salads earnings as a result of improved pricing and lower product costs due in part to production efficiencies, partially offset by higher marketing and selling expenses. Fresh berries earnings improved slightly due to earnings from the berry acquisition, partially offset by higher growing costs.

Corporate:    Corporate EBIT includes general and administrative costs not allocated to the operating segments. Corporate EBIT in 2012 was a loss of $104.1 million compared to a loss of $60.9 million in 2011. Corporate EBIT is impacted by expenses as described in the EBIT table under “Segment Results of Operations.” Corporate operating expenses decreased $5.6 million primarily due to lower incentive compensation accruals.

2011 Compared with 2010 for Continuing Operations

Fresh Fruit:    Fresh fruit revenues for the year ended December 31, 2011 increased 2% to $3.8 billion from $3.7 billion for the year ended January 1, 2011. Banana sales increased $38 million as a result of improved pricing in North America and Europe and higher volumes sold in North America. Sales in the European ripening and distribution businesses were down slightly as a result of lower volumes sold as well as the impact of the fourth quarter 2011 sale of the Spanish subsidiary. Lower sales in Europe were due in part to lower consumer demand resulting from the bean sprout foodborne-illness outbreak in Northern Europe, which was not associated with any of Dole’s products. Sales of Chilean deciduous fruit increased $47 million primarily due to higher volumes and local pricing. Net favorable foreign currency exchange movements in Dole’s foreign selling locations resulted in higher revenues of approximately $113 million during the year ended December 31, 2011.

Dole’s fresh fruit segment EBIT is impacted by certain items, which are included in the table below:

	2011	2010
	(In thousands)
Charges for restructuring and long-term receivables	$(16,412)	$(31,459)
Gain on arbitration settlement, net	—	27,271
Unrealized loss on foreign currency and fuel hedges	(900)	(746)
Foreign currency exchange gain on vessel obligations	125	2,677
Net unrealized loss on foreign denominated instruments	(182)	(64)
Share-based compensation	(1,519)	(1,136)
Gain on asset sales	4,541	3,017

Total	$(14,347)	$(440)

Fresh fruit EBIT for the year ended December 31, 2011 increased 26% to $139 million from $110 million for the year ended January 1, 2011. Banana EBIT increased primarily due to improved pricing in North America and Europe as well as lower shipping and distribution costs in Europe. These benefits were partially offset by higher fruit costs in North America and Europe as well as higher shipping, selling, marketing and general and administrative expenses in North America. Lower shipping costs in Europe were mainly due to Dole’s 2010 restructuring initiatives, which reduced vessel charters and inland freight costs. Higher fruit costs were due to higher contract prices from Latin American growers as well as higher commodity costs for containerboard and fertilizers. EBIT in the European ripening and distribution business increased primarily due to lower selling, marketing, and general and administrative expenses. This improvement was partially offset by higher product and shipping costs and lower equity earnings. Chilean deciduous fruit EBIT increased as a result of improved pricing. If foreign currency exchange rates in Dole’s significant fresh fruit foreign operations during the year ended December 31, 2011 had remained unchanged from those experienced during the year ended January 1, 2011, Dole estimates that fresh fruit EBIT would have been lower by approximately $4 million. Fresh fruit EBIT in 2011 included realized foreign currency hedge losses of $4 million and realized foreign currency transaction gains of $2 million.

Fresh Vegetables:    Fresh vegetables revenues for the year ended December 31, 2011 increased $28.9 million to $1 billion. Packaged salads revenues increased as a result of higher pricing, partially offset by lower volumes due to continued efforts to improve customer mix. Revenues in the berries business increased primarily as a result of the October 2011 berry acquisition which contributed revenues of $9 million. These improvements were partially offset by lower sales in the fresh-packed vegetable business primarily due to lower volumes and pricing of iceberg lettuce and lower volumes of broccoli and cauliflower, partially offset by higher pricing of romaine lettuce.

Fresh vegetables EBIT for the year ended December 31, 2011 decreased to $31.4 million from $34.3 million for the year ended January 1, 2011. Excluding the $5.3 million settlement with a fresh vegetable supplier recorded in the fourth quarter of 2010, EBIT increased $2.4 million. EBIT in the packaged salads business increased primarily due to improved pricing and lower marketing expenditures, partially offset by higher packaging and vegetable costs. The increase in vegetable costs was due in part to product shortages as a result of challenging weather conditions in January and February 2011. These improvements were partially offset by lower EBIT in the fresh-packed vegetables business primarily due to higher harvesting and growing costs. The berry acquisition did not have a significant impact to EBIT during 2011.

Corporate:    Corporate EBIT includes general and administrative costs not allocated to the operating segments. Corporate EBIT in 2011 was a loss of $60.9 million compared to a loss of $52 million in 2010. Corporate EBIT is impacted by expenses as described in the EBIT table under “Segment Results of Operations.” Corporate operating and other expenses increased $9 million primarily due to the fact that fiscal 2010 benefited from a decrease in incentive compensation accruals.

Discontinued Operations

During the fourth quarter of 2012, Dole concluded that Dole Asia met the requirements to be presented as assets and liabilities held-for-sale and discontinued operations. Accordingly, the results of operations for Asia Fresh and Packaged Foods have been reclassified to discontinued operations for all periods presented.

Included in discontinued operations are interest expense and debt related costs associated with Dole’s debentures, secured notes, revolving credit facility and term loans for all historical periods presented. The interest expense and related costs associated with these debt instruments have been reclassified to discontinued operations because the terms of these instruments require immediate repayment of the outstanding debt balance upon consummation of the pending sale of Dole Asia. In addition, for all historical periods presented, had the sale of Dole Asia been previously consummated, the terms of the then outstanding debentures, secured notes, revolving credit facility and term loans would have been required them to be repaid in their entirety. These costs have been included in the “Financing Related Items” column in the below table.

During 2006 Dole entered into an interest rate swap to synthetically convert $320 million of its term loans into Japanese yen denominated debt (“cross currency swap”). The cross currency swap did not qualify for hedge accounting and was marked to market each accounting period. In addition, during 2006, Dole also entered into an interest rate swap to synthetically convert $320 million of term loans into fixed-rate debt. During 2011, Dole refinanced its liability under the cross currency swap by entering into a series of Japanese yen forward contracts (“long-term Japanese yen hedges”), and obtained hedge accounting for these hedges. Due to the fact that the cross currency swap and the interest rate swap were linked to the term loans of Dole, all of the statement of operations activity associated with these instruments has been presented within discontinued operations for all periods presented. In addition, since the long-term Japanese yen hedges were designated to hedge Dole’s yen-denominated revenue stream generated from the Dole Asia business, the statement of operations activity associated with the long-term Japanese yen hedges has been presented within discontinued operations for all periods presented. All amounts associated with these instruments have been presented in the “Financing Related Items” column in the table below.

During the second quarter of 2008, Dole approved and committed to a formal plan to divest its fresh-cut flowers business. During the first quarter of 2009, the operations and the majority of the related assets of this business were sold. During 2010, Dole sold a building and a farm located in Colombia. During 2011, Dole sold a warehouse in Miami and also sold a farm in Colombia. During the fourth quarter of 2012, Dole sold a farm in Colombia. The gains associated with these disposals are recorded in gain on disposal of discontinued operations. Refer to Note 9 in the Consolidated Financial Statements for additional information.

The operating results of fresh-cut flowers and Dole Asia for fiscal 2012, 2011 and 2010 are reported in the following table:

	Dole Asia				Fresh-Cut Flowers	Total
	Asia Fresh	Packaged Foods	Financing Related Items	Total Dole Asia
	(In thousands)
2012
Revenues	$1,333,677	$1,251,846	$—	$2,585,523	$47	$2,585,570

Income (loss) before income taxes	$(77,417)	$101,290	$(98,610)	$(74,737)	$(436)	$(75,173)
Income taxes	(6,179)	(41,384)	(27,307)	(74,870)	40	(74,830)

Income (loss) from discontinued operations, net of income taxes	$(83,596)	$59,906	$(125,917)	$(149,607)	$(396)	$(150,003)

Gain on disposal of discontinued operations, net of income taxes	$—	$—	$—	$—	$7,231	$7,231

2011
Revenues	$1,288,609	$1,197,106	$—	$2,485,715	$476	$2,486,191

Income (loss) before income taxes	$30,580	$95,945	$(178,057)	$(51,532)	$(129)	$(51,661)
Income taxes	(5,148)	(23,659)	20,216	(8,591)	(72)	(8,663)

Income (loss) from discontinued operations, net of income taxes	$25,432	$72,286	$(157,841)	$(60,123)	$(201)	$(60,324)

Gain on disposal of discontinued operations, net of income taxes	$—	$—	$—	$—	$339	$339

2010
Revenues	$1,115,389	$1,121,417	$—	$2,236,806	$1,347	$2,238,153

Income (loss) before income taxes	$6,038	$105,808	$(216,243)	$(104,397)	$790	$(103,607)
Income taxes	(9,515)	(28,784)	30,904	(7,395)	(161)	(7,556)

Income (loss) from discontinued operations, net of income taxes	$(3,477)	$77,024	$(185,339)	$(111,792)	$629	$(111,163)

Gain on disposal of discontinued operations, net of income taxes	$—	$—	$—	$—	$2,957	$2,957

2012 Compared with 2011 for Discontinued Operations

Asia Fresh:    Asia Fresh revenues for the year ended December 29, 2012 increased 3% to $1.33 billion from $1.29 billion for the year ended December 31, 2011. Revenues increased primarily due to higher sales of fresh pineapples, citrus and other fresh fruit. Banana sales were down slightly as lower local pricing and unfavorable Korean won foreign currency exchange movements were partially offset by higher volumes sold primarily in Japan and the Middle East.

Income before income taxes in the Asia Fresh segment for the year ended December 29, 2012 decreased to a loss of $77.4 million compared to income of $30.6 million for the year ended December 31, 2011. The decrease was primarily due to lower local pricing of bananas, higher product costs, higher selling expenses, and unfavorable foreign currency exchange movements in the Philippine Peso, where products are sourced. In addition, Dole’s operations in the Philippines were impacted by approximately $49 million of costs as a result of Typhoon Bopha. Earnings in Asia were also impacted by disruptions from delays related to China quarantine regulations which contributed to lower pricing and higher costs. If foreign currency exchange rates in Dole’s Asia Fresh operations during the year ended December 29, 2012 had remained unchanged from those experienced during the year ended December 31, 2011, Dole estimates that Asia Fresh income before income taxes would have been higher by approximately $10 million.

Packaged Foods:    Packaged foods revenues for the year ended December 29, 2012 increased 5% to $1.25 billion from $1.2 billion for the year ended December 31, 2011. Revenues increased primarily due to higher sales in the frozen fruit and healthy snacks businesses. Revenues also benefited from higher pricing of FRUIT BOWLS and canned pineapple juice in North America and higher sales in Asia. These improvements were partially offset by lower volumes of packaged fruit products sold in North America and lower pricing in Europe.

Income before taxes in the packaged foods segment for the year ended December 29, 2012 increased to $101.3 million from $95.9 million for the year ended December 31, 2011. The increase was due primarily to improved pricing for FRUIT BOWLS, canned pineapple juice and frozen fruit in North America and lower general and administrative expenses in North America as well as lower selling and marketing expenses in Asia. These improvements were partially offset by higher worldwide purchased fruit and tinplate costs experienced during the first half of 2012 and higher marketing expenditures associated with the introduction of new frozen fruit products.

Income tax expense increased by $66 million from fiscal 2011 to fiscal 2012 due to an accrual of $65 million recorded in discontinued operations for the potential future repatriation of $185 million from the sale of the Dole Asia non-U.S. operations.

2011 Compared with 2010 for Discontinued Operations

Asia Fresh:    Asia Fresh revenues for the year ended December 31, 2011 increased 16% to $1.3 billion from $1.1 billion for the year ended January 1, 2011. Banana sales increased $112 million as a result of improved pricing and higher volumes sold. Banana sales also benefited from favorable Japanese yen foreign currency exchange movements. Revenues also increased $61 million due to higher local pricing and volumes of other fresh fruit and higher local pricing of fresh pineapples and fresh vegetables. Net favorable foreign currency exchange movements in Asia Fresh resulted in higher revenues of approximately $77 million during the year ended December 31, 2011.

Income before income taxes in the Asia Fresh segment for the year ended December 31, 2011 increased to $30.6 million from $6 million for the year ended January 1, 2011. Banana earnings increased primarily due to improved local pricing and favorable Japanese yen foreign currency exchange movements, partially offset by higher fruit costs and higher shipping, selling, marketing and general and administrative expenses. If foreign currency exchange rates in Dole’s Asia Fresh operations during the year ended December 31, 2011 had remained unchanged from those experienced during the year ended January 1, 2011, Dole estimates that Asia Fresh income before income taxes would have been lower by approximately $26 million.

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

Income before taxes in the packaged foods segment for the year ended December 31, 2011 decreased to $95.9 million from $105.8 million for the year ended January 1, 2011. The decrease was due primarily to higher product, marketing, selling, and general and administrative costs worldwide, partially offset by higher pricing worldwide. The increase in product costs resulted from higher purchased fruit costs and unfavorable foreign currency exchange movements in Thailand and the Philippines, where product is sourced. Higher marketing expenditures were due to the 2011 product launches in North America. If foreign currency exchange rates in Dole’s packaged foods foreign operations during the year ended December 31, 2011 had remained unchanged from those experienced during the year ended January 1, 2011, Dole estimates that packaged foods income before taxes would have been higher by approximately $14 million.

Liquidity and Capital Resources

CASH REQUIREMENTS:

The following table summarizes Dole’s contractual obligations and commitments at December 29, 2012:

	Payments Due by Period
	Less Than 1 Year	1-2 Years	3-4 Years	After 4 Years	Total
	(In thousands)
Contractual obligations related to continuing operations:
Fixed rate debt	157,413	175,372	315,468	703	648,956
Variable rate debt	8,787	17,574	136,774	823,767	986,902
Notes payable	19,762	—	—	—	19,762
Capital lease obligations	3,005	6,391	7,066	38,553	55,015
Non-cancelable operating lease commitments	75,817	83,204	30,976	32,343	222,340
Purchase obligations	759,007	429,710	28,775	13,803	1,231,295
Long-term Japanese yen hedges	34,523	35,593	—	—	70,116
Minimum required pension funding	22,388	41,605	36,419	72,850	173,262
Postretirement benefit payments	3,836	7,383	6,975	15,098	33,292
Interest payments on fixed and variable rate debt	105,789	152,501	109,852	26,777	394,919

Contractual obligations related to discontinued operations:
Notes payable	42,927	—	—	—	42,927
Capital lease obligations	622	1,749	1,158	946	4,475
Non-cancelable operating lease commitments	13,674	20,854	17,843	42,838	95,209
Purchase obligations	61,722	32,448	22,282	12,869	129,321
Minimum required pension funding	5,363	13,840	12,919	26,151	58,273
Postretirement benefit payments	61	126	133	354	674
Interest payments on fixed and variable rate debt	165	232	148	144	689

Total contractual cash obligations	1,314,861	1,018,582	726,788	1,107,196	4,167,427

Short-Term Borrowings:    Dole’s short term debt borrowings consist primarily of notes payables to finance current operations. The terms of these borrowings range from one month to three months. Dole’s notes payable at December 29, 2012 consist primarily of foreign borrowings in Asia and Latin America. Dole will cease foreign borrowings in Asia following the consummation of the sale transaction. The notes payable balance did not fluctuate significantly during the fiscal year. The weighted average interest rate on notes payable was 1.3% at December 29, 2012.

Long-Term Debt:    Details of amounts included in long-term debt can be found in Note 12 of the Consolidated Financial Statements. The table assumes that long-term debt is held to maturity. The variable rate maturities include amounts payable under Dole’s senior secured credit facilities.

Concurrent with the consumation of the sales transaction, the unsecured debt and secured debt included above in contractual obligations related to continuing operations will be repaid, defeased or discharged in full.

Capital Lease Obligations:    Dole’s capital lease obligations include $54 million related to two vessel leases. The obligations under these leases, which continue through 2026, are denominated in British pound sterling. The lease obligations are presented in U.S. dollars at the exchange rate in effect on December 29, 2012 and therefore will continue to fluctuate based on changes in the exchange rate.

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

Total rental expense, including rent related to cancelable and non-cancelable leases were as follows:

	December 29, 2012	December 31, 2011	January 1, 2011
	(In thousands)
Continuing Operations:
Rental expense, gross	$118,536	$133,158	$156,908
Sublease income	(23,306)	(17,336)	(16,154)

	$95,230	$115,822	$140,754

Discontinued Operations:
Rental expense, gross	51,125	50,392	45,297
Sublease income	(152)	(83)	(157)

	$50,973	$50,309	$45,140

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

Purchase Obligations:    In order to secure sufficient product to meet demand and to supplement Dole’s own production, Dole enters into non-cancelable agreements with independent growers, primarily in Latin America and North America, to purchase substantially all of their production subject to market demand and product quality. Prices under these agreements are generally tied to prevailing market rates and contract terms range from one to ten years. Total purchases under these agreements were $708.1 million, $667.6 million and $637.3 million for 2012, 2011 and 2010, respectively. Of these total purchases, $132.8 million, $117.2 million and $91.4 million were related to discontinued operations for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

In order to ensure a steady supply of packing supplies and to maximize volume incentive rebates, Dole enters into contracts for the purchase of packing supplies; some of these contracts run through 2013. Prices under these agreements are generally tied to prevailing market rates. Purchases under these contracts for 2012, 2011 and 2010 were approximately $209 million, $199 million and $190.4 million, respectively. Of these total contracts, $44.9 million, $46.7 million and $32.9 million were related to discontinued operations for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

Interest Payments on Fixed and Variable Rate Debt:    Commitments for interest expense on debt, including capital lease obligations, were determined based on anticipated annual average debt balances, after factoring in mandatory debt repayments. Interest expense on variable-rate debt has been based on the prevailing interest rates at December 29, 2012. No interest payments were calculated on the notes payable due to the short term nature of these instruments. The secured notes and the debentures as well as the secured term loans and revolving credit facility mature by their terms at various times between 2013 and 2017, but all will be repaid, defeased or discharged at the time of the closing of the sale transaction. See Page 52 — “Transactions Affecting Liquidity and Capital Resources.”

Long-term Japanese Yen Hedges:    Details regarding Dole’s long-term Japanese yen hedges can be found in Note 18 of the consolidated financial statements. Upon entering into the long-term Japanese yen hedges, Dole designated the long-term Japanese yen forward contracts as cash flow hedges of its forecasted Japanese yen revenue stream. Due to the fact that there is a significant financing element present at the inception of the long-term Japanese yen hedges, the cash inflows or outflows associated with settlement of these contracts are included within the financing activities in Dole’s consolidated statement of cash flows. While the long-term Japanese yen hedges were designated as cash flow hedges, a portion of the long-term Japanese yen hedges were deemed ineffective. With respect to this portion, changes in the fair value of the hedges were recorded in other income (expense), net because the ineffectiveness was considered to be caused by the financing element of this instrument. As a result of the reclassification of Dole Asia’s results of operations into discontinued operations, amounts previously recorded to other income (expense), net for the long-term Japanese yen hedges for all periods are recorded in discontinued operations.

As a result of the sale transaction, it was no longer considered to be probable that the forecasted Japanese yen revenue streams in 2013 and 2014 would occur. Accordingly, Dole de-designated these contracts as cash flow hedges on that date. Changes in the fair value of these hedges subsequent to September 17, 2012, were recorded to discontinued operations, net in the consolidated statement of operations. During the fourth quarter of 2012, management determined that it was no longer reasonably possible that the forecasted Japanese yen revenue streams would occur; the amounts remaining in accumulated other comprehensive income (loss) for the long-term Japanese yen forward contracts were reclassified and recorded in discontinued operations in the consolidated statement of operations.

On March 8, 2013, Dole entered into an agreement to settle the long-term Japanese yen hedges, for $25.1 million payable after the close of the sale transaction.

Other Obligations and Commitments:    Dole has obligations with respect to its pension and other postretirement benefit (“OPRB”) plans. During 2012, Dole contributed $16.5 million to its qualified U.S. pension plan. These contributions were made to comply with minimum funding requirements under the Internal Revenue Code as amended by the Pension Protection Act of 2006. Dole expects to contribute $13.3 million to its U.S. qualified plan during 2013. Dole also has nonqualified U.S. and international pension and OPRB plans. During 2012, Dole made payments of $20.1 million related to these pension and OPRB plans. Dole expects to make payments of $18.3 million related to its other U.S. and foreign pension and OPRB plans in 2013. The table includes pension and other postretirement payments through 2020. See Note 13 to the Consolidated Financial Statements.

Dole has numerous collective bargaining agreements with various unions covering approximately 45% of Dole’s continuing operations hourly full-time and seasonal employees. Of these unionized employees, 57% are covered under collective bargaining agreements that will expire within one year and the remaining 43% are covered under collective bargaining agreements expiring beyond the upcoming year. Dole Asia has collective bargaining agreements with various unions that cover approximately 29% of employees, of which 92% are covered under collective bargaining agreements that expire within one year, and 8% that expire beyond the upcoming year. These agreements are subject to periodic negotiation and renewal. Failure to renew any of these collective bargaining agreements may result in a strike or work stoppage; however management does not expect that the outcome of these negotiations and renewals will have a material adverse impact on Dole’s financial condition or results of operations.

Dole had approximately $92 million of total unrecognized tax benefits, including interest and penalties at December 29, 2012. At this time, Dole believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease in 2013 by cash payments of approximately $20 million relating to non-U.S. audit settlements.

SOURCES AND USES OF CASH:

	2012	2011	2010
	(In thousands)
Cash flow provided by (used in):
Operating activities	$45,278	$5,125	$147,639
Investing activities	(75,581)	(82,735)	(69,917)
Financing activities	(534)	29,490	(29,371)
Foreign currency impact	68	321	2,126

Increase (decrease) in cash	$(30,769)	$(47,799)	$50,477

Overview

The following discussion provides information for Dole including both continuing and discontinued operations.

As of December 29, 2012, Dole had cash and cash equivalents of $91.6 million and an asset-based lending senior secured revolving credit facility (“ABL revolver”) borrowing base of $331.3 million. After taking into account $95 million of outstanding letters of credit issued under the ABL revolver and the outstanding ABL balance, Dole had approximately $117.1 million available for borrowings as of December 29, 2012. The ABL revolver is secured by and is subject to a borrowing base consisting of up to 85% of eligible accounts receivable plus a predetermined percentage of eligible inventory, as defined in the credit facility. During 2012, the average borrowings under the ABL revolver were approximately $61 million and the maximum borrowing outstanding was approximately $129 million. The ABL revolver will be repaid in full at the time of the consummation of the sale transaction.

At December 29, 2012, Dole had total outstanding long-term secured debt borrowings of $1.51 billion (consisting primarily of notes, net of debt discount, term loan facilities and capital lease obligations). Amounts outstanding under the term loan facilities were $867.7 million at December 29, 2012. The term loan facilities and the long-term notes will be repaid, defeased or discharged in full at the time of the consummation of the sale transaction.

The ABL revolver and term loan facilities are collateralized by substantially all of our tangible and intangible assets, excluding the capital stock of our subsidiaries, certain intercompany debt, certain equity interests and each of Dole’s U.S. manufacturing plants and processing facilities that have a net book value exceeding 1% of our net tangible assets.

Dole’s subsidiaries have uncommitted lines of credit of approximately $26 million at various local banks, of which $6.3 million was available at December 29, 2012. Dole’s discontinued operation subsidiaries have uncommitted lines of credit of approximately $141.2 million at various local banks, of which $94.4 million was available at December 29, 2012. These lines of credit are used primarily for short-term borrowings, foreign currency exchange settlement and the issuance of letters of credit or bank guarantees. Several of Dole’s uncommitted lines of credit expire in 2013 while others do not have a commitment expiration date. These arrangements may be cancelled at any time by Dole or the banks. Dole’s ability to utilize these lines of credit may be impacted by the terms of Dole’s new, post-sale-transaction capital structure.

Dole’s management believes that borrowings under our new, post-sale-transaction capital structure and subsidiaries’ uncommitted lines of credit, together with our existing cash balances, future cash flow from operations, planned asset sales and access to capital markets, will enable Dole to meet its working capital, capital expenditure, debt maturity and other commitments and funding requirements over the next twelve months. Dole management’s plan is dependent upon the occurrence of future events which will be impacted by a number of factors including the availability of refinancing, the general economic environment in which Dole operates, Dole’s ability to generate cash flows from its operations, and Dole’s ability to attract buyers for assets being marketed for sale. Factors impacting Dole’s cash flow from operations include, but are not limited to, items such as commodity prices, interest rates and foreign currency exchange rates, among other things, as more fully set forth in Item 1A, Risk Factors, of this Form 10-K.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $45.3 million in 2012 compared to $5.1 million in the prior year. The increase was primarily due to lower inventory spending as prior year reflected increased inventory levels to support new products and higher levels of accounts payable and accrued liabilities due to timing. These factors were partially offset by lower income and higher levels of receivables. Cash flows provided by operating activities were $5.1 million in 2011 compared to cash flows provided by operating activities of $147.6 million in the prior year. The decrease was primarily due to higher inventory costs attributable to rising commodity prices as well as supporting new products and other revenue growth and lower levels of accounts payable and accrued liabilities due to timing. These factors were partially offset by higher net income.

Cash Flows from Investing Activities

Cash flows used in investing activities were $75.6 million in 2012 compared to $82.7 million in the prior year. The decrease was mainly due to lower cash payments for acquisitions of approximately $63.2 million and lower equity method investments of $8 million. These factors were partially offset by the elimination of the collateral requirement for the cross currency swap in 2011, as well as higher capital expenditures in fiscal 2012. Cash flows used in investing activities were $82.7 million in 2011 compared to cash flow used in investing activities of $69.9 million in the prior year. The increase was mainly due to the acquisition of SunnyRidge which used approximately $78 million of cash at closing and equity method investments of $8 million. These factors were partially offset by lower levels of restricted deposits primarily due to the elimination of the collateral requirement for the cross currency swap Dole currently estimates that its 2013 capital additions will be approximately $170 million.

Cash Flows from Financing Activities

Cash flows used in financing activities were $0.5 million in 2012 compared to cash flows provided by financing activities of $29.5 million in the prior year. The decrease was mainly due to higher long-term Japanese yen hedge settlements of $48.8 million, offset by lower debt issuance costs and premiums paid associated with the 2011 refinancing and early retirement of debt of $23.2 million. Cash flows provided by financing activities were $29.5 million in 2011 compared to $29.4 million cash flows used in the prior year. The change was mainly due to $68.7 million of higher borrowings, net of repayments, compared to 2010.

Dividends, Capital Contributions and Return of Capital:    Dole’s ability to declare and pay future dividends is subject to limitations contained in its senior secured credit facilities and bond indentures. At present, under such limitations, Dole could not declare or pay dividends exceeding $25 million in the aggregate.

Transactions Affecting Liquidity and Capital Resources

We expect to enter into a new capital structure, consisting of a new term loan and a revolving credit facility, concurrently with the consummation of the sale transaction. The term loan, together with substantially all of the net proceeds from the sale transaction, will allow us to pay off our existing indebtedness of approximately $1.6 billion, and will provide funding for transaction-related taxes, costs and expenses, extinguishment of long-term Japanese yen hedges, post-closing restructuring expenses, and possible resolution of previously disclosed legal-related matters.

Guarantees, Contingencies and Debt Covenants

Dole is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to Dole’s operations. At December 29, 2012, guarantees of $6.5 million consisted primarily of amounts advanced under third-party bank agreements to independent growers that supply Dole with product, all related to Dole Asia. Dole has not historically experienced any significant losses associated with these guarantees.

Dole issues letters of credit and bank guarantees through its ABL revolver and, in addition, separately through major banking institutions. Dole also provides bonds issued by insurance companies. These letters of credit, bank guarantees and insurance company bonds are required by certain regulatory authorities, suppliers and other operating agreements. As of December 29, 2012, total letters of credit, bank guarantees and bonds outstanding under these arrangements were $195 million, of which $12.8 million related to discontinued operations.

Dole also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. Dole guaranteed $133.2 million of its subsidiaries’ obligations to suppliers and other third parties as of December 29, 2012, $24.8 million of these guarantees related to discontinued operations.

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

Provisions under the currently existing senior secured credit facilities and the indentures governing Dole’s senior notes and debentures require Dole to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments, liens, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. The ABL revolver also contains a “springing covenant,” which would not be effective unless the availability under the ABL revolver were to fall below the greater of (i) $35 million and (ii) 12.5% of the lesser of the Total Commitment (as defined) and the borrowing base. To date, the springing covenant has never been effective and Dole does not currently anticipate that the springing covenant will become effective. At December 29, 2012, Dole was in compliance with all applicable covenants. We expect to enter into a new capital structure, consisting of a new term loan and a revolving credit facility, concurrently with the consummation of the sale transaction. These facilities, constituting a much lower level of debt than exists at present, are likely to contain covenants that will differ, in certain respects, from the covenants contained in the currently existing facilities.

A breach of a covenant or other provision in any debt instrument governing Dole’s indebtedness could result in a default under that instrument and, due to customary cross-default and cross-acceleration provisions, could result in a default under Dole’s other debt instruments. Upon the occurrence of an event of default under the senior secured credit facilities or other debt instrument, the lenders or holders of such other debt instruments could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If Dole were unable to repay those amounts, the lenders could proceed against the collateral granted to them, if any, to secure the indebtedness. If the lenders under Dole’s indebtedness were to accelerate the payment of the indebtedness, Dole cannot give assurance that its assets would be sufficiently liquid to repay in full its outstanding indebtedness on an accelerated basis.

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

Grower Advances:    Dole makes advances to third-party growers primarily in Latin America and Asia for various farming needs. Some of these advances are secured with property or other collateral owned by the growers. Dole monitors these receivables on a regular basis and records an allowance based on estimates of the growers’ ability to repay advances and the fair value of the collateral. These estimates require significant judgment because of the inherent risks and uncertainties underlying the growers’ ability to repay these advances. These factors include weather-related phenomena, government-mandated fruit prices, market responses to industry volume pressures, grower competition, fluctuations in local interest rates, economic crises, security risks in developing countries, political instability, outbreak of plant disease, inconsistent or poor farming practices of growers, and foreign currency fluctuations. For continuing operations, the aggregate amounts of grower advances made during fiscal years 2012, 2011 and 2010 were approximately $185.1 million, $170.4 million and $146.6 million, respectively. For discontinued operations, the aggregate amounts of grower advances made during fiscal years 2012, 2011 and 2010 were approximately $40.7 million, $32.1 million and $22.9 million, respectively. Net grower advances receivable for continuing operations were $43.5 million and $24.9 million at December 29, 2012 and December 31, 2011, respectively. Net grower advances receivable for discontinued operations were $11.7 million and $23.4 million at December 29, 2012 and December 31, 2011, respectively.

Long-Lived Assets:    Dole’s long-lived assets consist of 1) property, plant and equipment and amortized intangibles and 2) goodwill and indefinite-lived intangible assets.

1) Property, Plant and Equipment and Amortizable Intangibles:    Dole depreciates property, plant and equipment and amortizes intangibles principally by the straight-line method over the estimated useful lives of these assets. Estimates of useful lives are based on the nature of the underlying assets as well as Dole’s experience with similar assets and intended use. Estimates of useful lives can differ from actual useful lives due to the inherent uncertainty in making these estimates. This is particularly true for Dole’s significant long-lived assets such as land improvements, buildings, farming machinery and equipment, vessels and containers and customer relationships. Factors such as the conditions in which the assets are used, availability of capital to replace assets, frequency of maintenance, changes in farming techniques and changes to customer relationships can influence the useful lives of these assets. Refer to Notes 10 and 11 of the Consolidated Financial Statements for a summary of useful lives by major asset category and for further details on Dole’s intangible assets, respectively. Dole incurred depreciation expense from continuing operations of $61.9 million, $63.1 million and $75.8 million for the years ended December 29, 2012, December 31, 2011, and January 1, 2011, respectively. The depreciation expense on property, plant and equipment for discontinued operations totaled $34.1 million, $36.4 million and $34.6 million for the years ended December 29, 2012, December 31, 2011, and January 1, 2011, respectively. Amortization expense of intangibles from continuing operations totaled $3.9 million, $0.8 million and $0.1 million for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively. Amortization expense of intangibles included in discontinued operations totaled $4.8 million, $3.7 million and $3.7 million for the years ended December 29, 2012, December 31, 2011, and January 1, 2011, respectively.

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

2) Goodwill and Indefinite-Lived Intangible Assets:    Dole’s indefinite-lived intangible assets consist of the DOLE® brand trade name (“Dole trade name”), with a carrying value of $689.6 million. In connection with the sale of Dole Asia, ITOCHU will receive a perpetual, non-transferable, royalty-free license to use the Dole trade name in Dole Asia’s operations. As a result, approximately $460 million of the Dole trade name was allocated to Dole Asia during the fourth quarter of 2012 once the assets-held-for-sale criteria were met. In addition, approximately $73 million of goodwill previously included in the Fresh Fruit reportable operating segment related to the Asia Fresh component and $67 million of goodwill related to the packaged foods reportable operating segment were reclassified to assets-held-for-sale during the fourth quarter of 2012.

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the second fiscal quarter and whenever events or circumstances indicate that an impairment may have occurred. Indefinite-lived intangibles are tested for impairment by comparing the fair value of the asset to the carrying value. In connection with the fourth quarter 2012 allocation of a portion of the Fresh Fruit goodwill and the Dole trade name to assets-held-for-sale, the goodwill remaining in the Fresh Fruit reportable operating segment and the Dole name remaining with Dole were tested for impairment based on the adjusted balances that will remain with Dole. These tests indicated there was no impairment to the remaining fresh fruit goodwill and the remaining trade name balances.

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

At December 29, 2012, management’s estimates of future taxable income to recover its existing U.S. state deferred tax assets totaling approximately $47 million are principally related to the realization of income on appreciated non-core assets, including income to be generated from the reversal of the related existing taxable temporary differences upon the sale of such assets and the gain on the impending sale of the U.S packaged foods assets to ITOCHU. Although Dole’s management currently believes it will be able to sell such appreciated non-core assets in amounts sufficient to realize its U.S. federal deferred tax assets, the ultimate sale prices for such assets are dependent on future market conditions and may vary from those currently expected. If Dole is unable to sell such assets at the amounts currently anticipated, valuation allowances may be necessary which would result in the recognition of additional income tax expense in Dole’s consolidated statements of operations.

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

Dole’s management regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes. Dole’s management continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known. At this time, Dole believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease in 2013 by approximately $20 million relating to non-U.S. audit settlements.

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

Pension obligations and expenses are most sensitive to the expected return on pension plan assets and discount rate assumptions. OPRB obligations and expenses are most sensitive to discount rate assumptions and health care cost trend rates. Dole’s management determines the expected return on pension plan assets based on an expectation of average annual returns over an extended period of years for the asset classes in which the plan’s assets are invested. In the absence of a change in Dole’s asset allocation or investment philosophy, this estimate is not expected to vary significantly from year to year. Dole’s 2012 and 2011 pension expense was determined using an expected rate of return on U.S. plan assets of 7.5% and 8%, respectively. At December 29, 2012, Dole’s U.S. pension plan investment portfolio was invested approximately 49% in equity securities, 50% in fixed income securities and 1% in private equity and venture capital funds. A 25 basis point change in the expected rate of return on pension plan assets would impact annual pension expense by $0.5 million.

The discount rate of 3.75% in 2012 and 4.72% in 2011 for Dole’s U.S. pension plan was determined based on a hypothetical portfolio of high-quality, non-callable, zero-coupon bonds with amounts and maturities that match the projected future benefit payments from that plan. Discount rates for Dole’s other U.S. plans were determined in a similar manner. A 25 basis point decrease in the assumed discount rate would increase the projected benefit obligation for the U.S. pension plans by $8.7 million and increase the annual expense by $0.5 million.

Dole’s foreign pension plans’ weighted average discount rate was 6.09% and 6.51% for 2012 and 2011, respectively. A 25 basis point decrease in the assumed discount rate of the foreign plans would increase the projected benefit obligation by approximately $3.2 million and increase the annual expense by approximately $0.3 million.

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

Other Matters

European Union (“EU”) Banana Import Regime:    Under the World Trade Organization Geneva Agreement on Trade in Bananas reached in 2009, a new EU “tariff only” import regime for bananas went into force on all banana imports to the EU market from Latin America. Under terms of the agreement, there will be a gradual tariff reduction from 148 euros per metric ton in 2010 to a final tariff of 114 euros per metric ton on January 1, 2017 or January 1, 2019 (the 2019 date applies if no further trade agreements are reached in the ongoing Doha Development Agenda global trade discussions). Bananas from African, Caribbean, and Pacific countries may be imported to the EU duty-free.

In addition, the EU has negotiated several free trade areas agreements (“FTA”) that will allow for an even lower import tariff on specified volumes of banana exports from certain countries. An EU-Colombia-Peru FTA was signed on June 26, 2012 and an EU-Central America (i.e., Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua and Panama) FTA was signed on June 29, 2012. The EU and Peru have fully ratified their respective FTA, but Colombia is still pursuing its internal ratification process. On February 28, 2013, the European Council approved provisional entry into force of the FTA for Peru; however the EU-Colombia-Peru FTA is expected to be fully ratified by Colombia and come into force within the next few months. The ratification of the EU-Central American FTA is also ongoing and is similarly expected to come into force sometime during 2013. Ecuador has not yet negotiated an FTA with the EU on bananas and may not benefit, like the other Latin American countries party to an FTA, unless a similar FTA can be negotiated with the EU. Dole continues to monitor these developments but cannot yet anticipate the specific dates when these FTAs will come into force or if Ecuador will be successful in negotiating similar trade terms with the EU for Ecuadorian bananas.

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

As of December 29, 2012, Dole had $637.6 million of fixed-rate debt, $1 million of fixed-rate capital lease obligations and $4.1 million of other debt with a combined weighted average interest rate of 9.6% and a fair value of $686.8 million. Dole currently estimates that a 100 basis point increase in prevailing market interest rates would decrease the fair value of its fixed-rate debt by approximately $8 million.

As of December 29, 2012, Dole had the following variable-rate arrangements: $977.7 million of variable-rate debt and $54 million of variable-rate capital lease obligations with a combined weighted average interest rate of 4.7%. Interest expense under the majority of these arrangements is based on the London Interbank Offered Rate (“LIBOR”). Dole currently estimates that a 100 basis point increase in LIBOR would lower pretax income by approximately $10 million.

Foreign Currency Exchange Risk:    Dole products are sourced, grown, processed, marketed and distributed worldwide in more than 90 countries. Its international sales are usually transacted in U.S. dollars and major European and, prior to the consummation of the sale transaction, Asian currencies. Some of Dole’s costs are incurred in currencies different from those received from the sale of products. Results of operations may be affected by fluctuations in currency exchange rates in both sourcing and selling locations.

Dole’s continuing operations have significant European sales denominated primarily in euro and Swedish krona. Product and shipping costs associated with a significant portion of these sales are U.S. dollar-denominated. In 2012, Dole had approximately $745 million of annual sales denominated in euro, and $466 million of annual sales denominated in Swedish krona. If U.S. dollar exchange rates versus the euro and Swedish krona during 2012 had remained unchanged from 2011, Dole’s revenues would have been higher by approximately $82 million. Operating income would have been higher by approximately $12 million, excluding the impact of hedges. In addition, Dole estimates that a 10% strengthening of the U.S. dollar relative to the euro and Swedish krona would lower operating income by approximately $16 million, excluding the impact of foreign currency exchange hedges.

Dole’s discontinued operations have significant sales denominated in Japanese yen. Product and shipping costs associated with a significant portion of these sales are U.S. dollar-denominated. In 2012, Dole had approximately $815 million of annual sales denominated in Japanese yen. If U.S. dollar exchange rates versus the Japanese yen during 2012 had remained unchanged from 2011, the impact on Dole’s discontinued operations would have been immaterial. In addition, Dole currently estimates that a 10% strengthening of the U.S. dollar relative to the Japanese yen would lower results of discontinued operations by approximately $26 million, excluding the impact of foreign currency exchange hedges.

Dole sources the majority of its products in foreign locations and accordingly is exposed to changes in exchange rates between the U.S. dollar and currencies in these sourcing locations. Dole’s exposure to exchange rate fluctuations in these sourcing locations is partially mitigated by entering into U.S. dollar denominated contracts for third-party purchased product and most other major supply agreements, including shipping contracts. However, Dole is still exposed to those costs that are denominated in local currencies. The most significant production currencies to which Dole has exchange rate risk for continuing operations are the Chilean peso and South African rand. If U.S. dollar exchange rates versus these currencies during 2012 had remained unchanged from 2011, the results on Dole’s operating income would have been immaterial. In addition, Dole currently estimates that a 10% weakening of the U.S. dollar relative to these currencies would have had an immaterial impact on operating income, excluding the impact of foreign currency exchange hedges.

The most significant production currencies to which Dole has exchange rate risk for discontinued operations are the Thai baht and Philippine peso. If U.S. dollar exchange rates versus these currencies during 2012 had remained unchanged from 2011, Dole’s results from discontinued operations would have been higher by approximately $5 million. In addition, Dole currently estimates that a 10% weakening of the U.S. dollar relative to these currencies would lower operating income by approximately $81 million, excluding the impact of foreign currency exchange hedges.

At December 29, 2012, Dole had British pound sterling denominated capital lease obligations. The British pound sterling denominated capital lease of $54 million is owed by foreign subsidiaries whose functional currency is the U.S. dollar. Fluctuations in the British pound sterling to U.S. dollar exchange rate result in gains/losses that are recognized through results of operations. In 2012, Dole recognized $2.4 million in foreign currency exchange losses related to the British pound sterling denominated capital lease. Dole currently estimates that the weakening of the value of the U.S. dollar against the British pound sterling by 10% as it relates to the capital lease obligation would decrease operating income by approximately $5 million.

Some of Dole’s divisions operate in functional currencies other than the U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity. Such translation resulted in unrealized gains of approximately $4 million in 2012. Dole has historically not attempted to hedge this equity risk.

The ultimate impact of future changes to these and other foreign currency exchange rates on 2013 revenues, operating income, net income, equity and comprehensive income is not determinable at this time.

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

At December 29, 2012, Dole’s foreign currency hedge portfolio was as follows:

	Gross Notional Value Forwards	Fair Market Value Assets (Liabilities)	Average Strike Price
	(In thousands, except average strike price)
Foreign Currency Hedges(buy/sell):
U.S. dollar/Japanese yen	$387,393	$(69,564)	JPY 101.30/$
U.S. dollar/Euro	$141,167	(1,688)	EUR 1.28/$
Chilean Peso/U.S. dollar	$26,615	137	CLP 490.47/$
South African Rand/Euro	€2,735	65	ZAR 11.63/€
South African Rand /U.S. dollar	$1,260	4	ZAR 8.95/$
South African Rand/ British pound sterling	£400	3	ZAR 14.16/£

Total		$(71,043)

Commodity Sales Price Risk:    Commodity pricing exposures include the potential impacts of weather phenomena and their effect on industry volumes, prices, product quality and costs. Dole manages its exposure to commodity price risk primarily through its regular operating activities, however, significant commodity price fluctuations, particularly for bananas, pineapples, fresh-packed vegetables and berries could have a material impact on Dole’s results of operations.

Commodity Purchase Price Risk:    Dole uses a number of commodities in its operations, including containerboard in its packaging containers and bunker fuel for its vessels. Dole is most exposed to market fluctuations in prices of containerboard and fuel. Dole currently estimates that a 10% increase in the price of containerboard would lower operating income by approximately $12 million and a 10% increase in the price of bunker fuel would lower operating income by approximately $16 million.

Dole enters into bunker fuel hedges to reduce its risk related to price fluctuations on anticipated bunker fuel purchases. At December 29, 2012, bunker fuel hedges had an aggregate outstanding notional amount of 18,833 metric tons. The fair value of the bunker fuel hedges at December 29, 2012 was an asset of $0.5 million. For the year ended December 29, 2012, Dole recorded realized gains of $1.7 million. During 2012, unrealized losses were $1.1 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Dole Food Company, Inc.

We have audited the accompanying consolidated balance sheets of Dole Food Company, Inc. and subsidiaries (the “Company”) as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years ended December 29, 2012, December 31, 2011, and January 1, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dole Food Company, Inc. and subsidiaries at December 29, 2012 and December 31, 2011, and the results of their operations and its cash flows for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 3 and 4 to the consolidated financial statements, during the year ended December 29, 2012, the Company signed a definitive agreement with ITOCHU Corporation to sell its worldwide packaged foods and Asia fresh produce businesses (collectively “Dole Asia”). The results of operations of Dole Asia are included in discontinued operations in the accompanying financial statements for all periods presented.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2012 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of Dole Food Company, Inc.

Westlake Village, California

We have audited the internal control over financial reporting of Dole Food Company, Inc. and subsidiaries (“the Company”) as of December 29, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 29, 2012 of the Company and our report dated March 12, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the presentation of the results of operations of the Company’s worldwide packaged foods and Asia fresh produce businesses as discontinued operations in the consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 12, 2013

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 29, 2012, December 31, 2011 and January 1, 2011

	2012	2011	2010
	(In thousands, except per share data)
Revenues, net	$4,246,708	$4,778,424	$4,686,858
Cost of products sold	(3,878,942)	(4,375,760)	(4,331,336)

Gross margin	367,766	402,664	355,522
Selling, marketing and general and administrative expenses	(310,534)	(289,758)	(279,471)
Charges for restructuring and long-term receivables (Note 5 and 6)	(5,158)	(16,412)	(31,459)
ITOCHU transaction related costs (Note 3)	(48,395)	—	—
Gain on legal settlements, net (Note 18)	—	—	32,521
Gain on asset sales (Note 9)	12,913	4,541	3,017

Operating income	16,592	101,035	80,130
Other income (expense), net	(3,130)	(380)	(276)
Interest income	4,654	4,093	5,871
Interest expense	(12,219)	(9,628)	(8,256)

Income from continuing operations before income taxes and equity earnings	5,897	95,120	77,469
Income taxes	(10,755)	2,070	(6,000)
Earnings from equity method investments	6,063	4,588	6,571

Income from continuing operations, net of income taxes	1,205	101,778	78,040
Loss from discontinued operations, net of income taxes	(150,003)	(60,324)	(111,163)
Gain on disposal of discontinued operations, net of income taxes	7,231	339	2,957

Net income (loss)	(141,567)	41,793	(30,166)
Less: Net income attributable to noncontrolling interests	(2,896)	(3,434)	(3,958)

Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$(144,463)	$38,359	$(34,124)

Earnings per share — Basic (Note 21):
Income from continuing operations excluding net income attributable to noncontrolling interests	$0.00	$1.15	$0.88
Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$(1.64)	$0.44	$(0.39)
Earnings per share — Diluted (Note 21):
Income from continuing operations excluding net income attributable to noncontrolling interests	$0.00	$1.14	$0.88
Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$(1.64)	$0.44	$(0.39)

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 29, 2012, December 31, 2011 and January 1, 2011

	2012	2011	2010
	(In thousands)
Net income (loss)	$(141,567)	$41,793	$(30,166)
Net foreign currency translation adjustment	4,028	(11,717)	3,844
Unrealized hedging gains (losses), net of income tax expense (benefit) of $2,079, $(2,914), and $1,907	25,318	(45,619)	(14,416)
Reclassification of realized losses to net income (loss), net of income tax expense (benefit) $(1,132), $1,281, and $(47)	12,003	32,751	9,390
Change in employee benefit plans, net of income tax expense (benefit) of ($9,082), ($8,964), and ($1,019)	(17,414)	(22,872)	(19,443)

Comprehensive income (loss)	(117,632)	(5,664)	(50,791)
Less: Comprehensive income attributable to noncontrolling interests	(2,899)	(3,438)	(3,961)

Comprehensive income (loss) attributable to shareholders of Dole Food Company, Inc.	$(120,531)	$(9,102)	$(54,752)

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

As of December 29, 2012 and December 31, 2011

	2012	2011
	(In thousands, except per share data)
ASSETS
Cash and cash equivalents	$91,579	$122,348
Restricted cash and deposits	—	6,230
Receivables, net of allowances of $22,687 and $32,237, respectively	491,640	685,094
Inventories	241,741	829,517
Prepaid expenses and other assets	36,249	65,331
Deferred income tax assets	5,959	26,184
Assets held-for-sale (Note 9)	1,877,523	75,641

Total current assets	2,744,691	1,810,345
Investments	88,881	99,469
Actively marketed land (Note 9)	74,814	74,814
Property, plant and equipment, net of accumulated depreciation of $819,218 and $1,150,304, respectively	688,890	910,729
Goodwill	273,906	418,113
Intangible assets, net	261,315	732,013
Other assets, net	97,274	225,839

Total assets	$4,229,771	$4,271,322

LIABILITIES AND EQUITY
Accounts payable	$313,400	$452,049
Liabilities related to assets held-for-sale (Note 9)	448,924	49,117
Accrued liabilities	535,364	541,730
Current portion of long-term debt, net	161,750	10,756
Notes payable	19,762	27,969

Total current liabilities	1,479,200	1,081,621
Long-term debt, net	1,512,646	1,641,112
Deferred income tax liabilities	128,927	181,677
Other long-term liabilities	396,472	548,491
Commitments and contingencies (Notes 15 and 18)
Shareholders’ equity
Preferred stock — $0.001 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock — $0.001 par value; 300,000 shares authorized, 89,189 and 88,952 shares issued and outstanding as of December 29, 2012 and December 31, 2011	89	89
Additional paid-in capital	800,517	786,355
Retained earnings (deficit)	(35,021)	109,442
Accumulated other comprehensive loss	(79,450)	(103,382)

Equity attributable to shareholders of Dole Food Company, Inc.	686,135	792,504
Equity attributable to noncontrolling interests	26,391	25,917

Total equity	712,526	818,421

Total liabilities and equity	$4,229,771	$4,271,322

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 29, 2012, December 31, 2011 and January 1, 2011

	2012	2011	2010
	(In thousands)
Operating Activities
Net income (loss)	$(141,567)	$41,793	$(30,166)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	104,700	103,921	114,239
Share-based compensation expense	12,653	9,143	6,642
Net unrealized (gains) losses on financial instruments	(19,384)	24,485	66,366
Asset write-offs and net (gain) loss on sale of assets	33,450	9,209	(4,117)
Earnings from equity method investments	(7,084)	(5,530)	(7,364)
Amortization of debt discounts and debt issuance costs	10,779	11,162	11,507
Provision for long-term receivables	—	—	11,404
Write-off of debt issuance costs	433	12,759	4,650
Loss on early retirement of notes	—	13,453	—
Provision for deferred income taxes	78,366	(47,128)	3,958
Impairment of discontinued operations	—	—	1,186
Pension and other postretirement benefit plan expense	24,085	25,774	23,437
Other	518	149	225
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables	(49,671)	(15,308)	(18,672)
Inventories	(62,243)	(104,296)	(14,239)
Prepaid expenses and other assets	(2,383)	(10,736)	(21,230)
Income taxes	(14,837)	2,269	(16,969)
Accounts payable	35,786	(3,562)	37,846
Accrued liabilities	87,586	(28,703)	10,123
Other long-term liabilities	(45,909)	(33,729)	(31,187)

Cash flow provided by operating activities	45,278	5,125	147,639
Investing Activities
Cash received from sales of assets and businesses, net of cash disposed	43,028	41,722	45,891
Business acquisitions, net of cash acquired	(17,067)	(79,034)	—
Cash received from sales of investments, net of cash disposed	—	1,051	—
Capital expenditures	(105,843)	(82,187)	(87,402)
Restricted cash	6,230	44,878	(27,818)
Investments in non-consolidated subsidiaries	—	(8,038)	—
Other	(1,929)	(1,127)	(588)

Cash flow used in investing activities	(75,581)	(82,735)	(69,917)
Financing Activities
Short-term debt borrowings	474,309	2,887	57,535
Short-term debt repayments	(440,954)	(10,128)	(76,341)
Long-term debt borrowings	984,287	1,337,478	923,370
Long-term debt repayments	(965,261)	(1,270,969)	(913,973)
Payment of debt issuance costs	—	(13,007)	(17,000)
Premium on early retirement of notes	—	(10,238)	—
Payment of initial public offering costs	—	—	(1,004)
Net proceeds from stock option exercises	1,509	312	—
Dividends paid to noncontrolling interests	(1,712)	(2,935)	(1,958)
Settlement of long-term Japanese yen hedge forwards	(52,712)	(3,910)	—

Cash flow provided by (used in) financing activities	(534)	29,490	(29,371)

Effect of foreign currency exchange rate changes on cash	68	321	2,126

Increase (decrease) in cash and cash equivalents	(30,769)	(47,799)	50,477
Cash and cash equivalents at beginning of period	122,348	170,147	119,670

Cash and cash equivalents at end of period	$91,579	$122,348	$170,147

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

For the Years Ended December 29, 2012, December 31, 2011 and January 1, 2011

Supplemental cash flow information

At December 29, 2012 and December 31, 2011, accounts payable included approximately $11 million and $12 million, respectively, for capital expenditures.

During the first quarter of 2011, Dole effectively extinguished its cross currency swap liability by entering into a series of Japanese yen forward contracts (“long-term Japanese yen hedges”) that mature over a four year period. Refer to Note 16 — Derivative Financial Instruments for additional information.

Income tax payments, net of refunds, for the years ended December 29, 2012, December 31, 2011 and January 1, 2011 were $22.1 million, $50.8 million and $26.4 million, respectively.

Interest payments on borrowings totaled $120.8 million, $139.9 million and $157.2 million during the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

In connection with the first quarter 2012 sale of a non-core German subsidiary (“German subsidiary”), Dole has $21.2 million of notes receivable, of which $1.3 million is included in receivables, net and $19.9 million is included in other assets. Related to the sale, Dole has deferred income of $21.2 million of which approximately $1.3 million is included in accrued liabilities and approximately $19.9 million is included in other long-term liabilities. Of the notes receivable for which deferred income was recorded, approximately $2.5 million has been collected during fiscal 2012, and was recognized as gain on sale of assets. Refer to Note 9 — Assets Held-For-Sale and Actively Marketed Land for additional information.

During fiscal 2007, two of Dole’s non-wholly-owned subsidiaries sold land parcels located in Central California to subsidiaries of Castle and Cooke, Inc. (“Castle”) for $40.3 million, of which $30.5 million was in cash and $9.8 million was a note receivable. Castle is owned by David H. Murdock, Dole’s Chairman and Chief Executive Officer. During the third quarter of 2010, Dole collected $5.7 million which represented its share of the note receivable. The remaining $4.1 note receivable balance was ultimately disbursed to our minority partner during the third quarter of 2010 as a non-cash distribution.

The provision for deferred income taxes includes an accrual of $65 million recorded in discontinued operations for the potential future repatriation of $185 million resulting from the sale of the Dole Asia non-U.S. operations.

See Notes to Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 29, 2012, December 31, 2011 and January 1, 2011

	Equity Attributable to Shareholders’ of Dole Food Company Inc.								Total Equity
					Accumulated Other Comprehensive Income (Loss)			Equity Attributable to Noncontrolling Interests
	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Pension & Other Postretirement Benefits	Cumulative Translation Adjustment	Unrealized Gains (Losses) on Hedges
	(In thousands)
Balance at January 2, 2010	88,233	$88	$768,973	$105,207	$(52,393)	$38,226	$(21,126)	$27,004	$865,979
Net loss	—	—	—	(34,124)	—	—	—	3,958	(30,166)
Liquidation of noncontrolling interests	—	—	—	—	—	—	—	(314)	(314)
Transfer of land (and taxes related to the transfer) to affiliate entity	—	—	1,337	—	—	—	—	—	1,337
Share-based compensation	—	—	6,642	—	—	—	—	—	6,642
Issuance of restricted stock	396	1	(1)	—	—	—	—	—	—
Cancellation of restricted stock	(18)	—	(33)	—	—	—	—	—	(33)
Dividends paid	—	—	—	—	—	—	—	(1,958)	(1,958)
Non-cash distribution	—	—	—	—	—	—	—	(4,078)	(4,078)
Net foreign currency translation adjustment	—	—	—	—	—	3,841	—	3	3,844
Unrealized hedging gains (losses), net of income tax expense (benefit) of $1,907	—	—	—	—	—	—	(14,416)	—	(14,416)
Reclassification of realized losses to net income, net of income tax expense (benefit) of ($47)	—	—	—	—	—	—	9,390	—	9,390
Change in employee benefit plans, net of income tax expense (benefit) of ($1,019)	—	—	—	—	(19,443)	—	—	—	(19,443)

Balance at January 1, 2011	88,611	$89	$776,918	$71,083	$(71,836)	$42,067	$(26,152)	$24,615	$816,784

Net income	—	—	—	38,359	—	—	—	3,434	41,793
Share-based compensation	—	—	9,143	—	—	—	—	—	9,143
Exercise of stock options	27	—	312	—	—	—	—	—	312
Issuance of restricted stock	357	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(43)	—	(18)	—	—	—	—	—	(18)
Dividends paid	—	—	—	—	—	—	—	(2,935)	(2,935)
Change in noncontrolling interests	—	—	—	—	—	—	—	799	799
Net foreign currency translation adjustment	—	—	—	—	—	(11,721)	—	4	(11,717)
Unrealized hedging gains (losses), net of income tax expense (benefit) of ($2,914)	—	—	—	—	—	—	(45,619)	—	(45,619)
Reclassification of realized losses to net loss, net of income tax expense (benefit) of $1,281	—	—	—	—	—	—	32,751	—	32,751
Change in employee benefit plans, net of income tax expense (benefit) of ($8,964)	—	—	—	—	(22,872)	—	—	—	(22,872)

Balance at December 31, 2011	88,952	$89	$786,355	$109,442	$(94,708)	$30,346	$(39,020)	$25,917	$818,421

Net loss	—	—	—	(144,463)	—	—	—	2,896	(141,567)
Share-based compensation	—	—	12,653	—	—	—	—	—	12,653
Exercise of stock options	381	—	3,619	—	—	—	—	—	3,619
Issuance of restricted stock	33	—	—	—	—	—	—	—	—
Repurchases of stock	(171)	—	(2,110)	—	—	—	—	—	(2,110)
Cancellation of restricted stock	(6)	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(1,711)	(1,711)
Change in noncontrolling interests	—	—	—	—	—	—	—	(714)	(714)
Net foreign currency translation adjustment	—	—	—	—	—	4,025	—	3	4,028
Unrealized hedging gains (losses), net of income tax expense (benefit) of $2,079	—	—	—	—	—	—	25,318	—	25,318
Reclassification of realized losses to net income, net of income tax expense (benefit) of $(1,132)	—	—	—	—	—	—	12,003	—	12,003
Change in employee benefit plans, net of income tax expense (benefit) of ($9,082)	—	—	—	—	(17,414)	—	—	—	(17,414)

Balance at December 29, 2012	89,189	$89	$800,517	$(35,021)	$(112,122)	$34,371	$(1,699)	$26,391	$712,526

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

In fiscal year 2012, Dole conducted operations throughout North America, Latin America, Europe (including eastern European countries), Asia (primarily in China, Japan, Korea, the Philippines and Thailand), the Middle East and Africa (primarily in South Africa). As a result of its global operating and financing activities, Dole is exposed to certain risks including changes in commodity pricing, fluctuations in interest rates, fluctuations in foreign currency exchange rates, as well as other environmental and business risks in both sourcing and selling locations.

Dole’s principal products are produced on both Company-owned and leased land and are also acquired through associated producer and independent grower arrangements. Dole’s products are primarily packed and processed by Dole and sold to wholesale, retail and institutional customers and other food product companies.

In March 2003, Dole completed a going-private merger transaction. As a result of the transaction, Dole became wholly-owned by David H. Murdock, Dole’s Chairman and Chief Executive Officer. In October 2009, Dole completed a $446 million initial public offering of its common stock and received proceeds of $415 million. At December 29, 2012, Mr. Murdock and his affiliates beneficially owned 35,542,968, or approximately 40% of Dole’s outstanding common shares.

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

Dole’s fiscal year ends on the Saturday closest to December 31. The fiscal years 2012, 2011 and 2010 ended on December 29, 2012, December 31, 2011 and January 1, 2011, respectively. Dole operates under a 52/53 week year. Fiscal years 2012, 2011 and 2010 were 52-week years.

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

Value-Added Taxes:    Value-added taxes that are collected from customers and remitted to taxing authorities are excluded from sales and cost of product sold.

Marketing and Advertising Costs:    Marketing and advertising costs, which include media, production and other promotional costs, are generally expensed in the period in which the marketing or advertising first takes place. In limited circumstances, Dole capitalizes payments related to the right to stock products in customer outlets or to provide funding for various merchandising programs over a specified contractual period. In such cases, Dole amortizes the costs over the life of the underlying contract. The amortization of these costs, as well as the cost of certain other marketing and advertising arrangements with customers, are classified as a reduction in revenues. Advertising and marketing costs, included in selling, marketing and general and administrative expenses for continuing operations, amounted to $26.7 million, $29.2 million and $33.3 million during the years ended December 29, 2012, December 31, 2011 and January 1, 2011. Advertising and marketing costs, included in selling, marketing and general and administrative expenses for discontinued operations, amounted to $76.3 million, $71.1 million and $66.2 million during the years ended December 29, 2012, December 31, 2011 and January 1, 2011.

Research and Development Costs:    Research and development costs are expensed as incurred. Research and development costs were not material for the years ended December 29, 2012, December 31, 2011 and January 1, 2011.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

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

Grower Advances:    Dole makes advances to third-party growers primarily in Latin America and, prior to the consummation of the sale transaction, Asia, for various farming needs. Some of these advances are secured with property or other collateral owned by the growers. Dole monitors these receivables on a regular basis and records an allowance for these grower receivables based on estimates of the growers’ ability to repay advances and the fair value of the collateral. Grower advances are stated at the gross advance amount less allowances for potentially uncollectible balances.

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

Investments:    Investments in affiliates and joint ventures with ownership of 20% to 50% are recorded on the equity method, provided Dole has the ability to exercise significant influence. All other non-consolidated investments are accounted for using the cost method. At December 29, 2012, December 31, 2011 and January 1, 2011, substantially all of Dole’s investments have been accounted for under the equity method.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

reporting units, which are either the operating segment or one reporting level below the operating segment. Fair values for goodwill and indefinite-lived intangible assets are determined based on discounted cash flows, market multiples or appraised values, as appropriate.

Dole’s indefinite-lived intangible asset, consisting of the DOLE brand trade name (“Dole trade name”), is considered to have an indefinite life because it is expected to generate cash flows indefinitely and as such is not amortized. Dole’s intangible assets with a definite life consist primarily of customer relationships. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful life. The remaining weighted average useful life of Dole’s definite lived intangible assets is approximately 8 years.

Concentration of Credit Risk:    Financial instruments that potentially subject Dole to a concentration of credit risk principally consist of cash equivalents, derivative contracts, grower advances and trade receivables. Dole maintains its temporary cash investments with high quality financial institutions, which are invested primarily in short-term U.S. government instruments and certificates of deposit. The counterparties to Dole’s derivative contracts are major financial institutions. Grower advances are principally with farming enterprises located throughout Latin America and, prior to the consummation of the sale transaction, Asia, and are secured by the underlying crop harvests. Credit risk related to trade receivables is mitigated due to the large number of customers dispersed worldwide. To reduce credit risk, Dole performs periodic credit evaluations of its customers but does not generally require advance payments or collateral. Additionally, Dole maintains allowances for credit losses. No individual customer accounted for greater than 10% of Dole’s revenues during the years ended December 29, 2012, December 31, 2011 and January 1, 2011. No individual customer accounted for greater than 10% of accounts receivable as of December 29, 2012, December 31, 2011 and January 1, 2011.

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

Dole also holds retirement plan assets which are measured at fair value. Dole estimates the fair values of its retirement plan assets based on quoted market prices dependent on availability. In instances where quoted market prices are not readily available, the fair value of the investments securities is estimated based on pricing models using observable or unobservable inputs (refer to Note 17 for additional information).

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Leases:    Dole leases fixed assets for use in operations where leasing offers advantages of operating flexibility and is less expensive than alternative types of funding. Dole also leases land in countries where land ownership by foreign entities is restricted. Dole’s leases are evaluated at inception or at any subsequent modification and, depending on the lease terms, are classified as either capital leases or operating leases. For operating leases that contain rent escalations, rent holidays or rent concessions, rent expense is recognized on a straight-line basis over the life of the lease. The majority of Dole’s leases are classified as operating leases. Dole’s principal operating leases are for land and machinery and equipment. Dole’s capitalized leases primarily consist of two vessel leases. Dole’s decision to exercise renewal options is primarily dependent on the level of business conducted at the location and the profitability thereof. Dole’s leasehold improvements were not significant at December 29, 2012 or December 31, 2011.

Share-Based Compensation:    Dole recognizes share-based payments in the consolidated statements of operations based on their fair value and the estimated number of shares Dole ultimately expects to vest. The estimated forfeiture rate is based on historical attrition data. Dole uses the Black-Scholes-Merton option pricing model to estimate the fair value of stock option grants. The option pricing model requires input of assumptions regarding expected term, expected volatility, dividend yield, and risk free rate. Expected term of the option grants is estimated using the simplified method. Expected volatility of the option grants is estimated using annualized historical volatility of the publicly traded stock prices of Dole’s significant competitors as well as Dole’s annualized volatility subsequent to the 2009 IPO. Risk free rate is estimated using the implied yield available on U.S. Treasury securities with a maturity equivalent to the stock options’ expected term. Share-based compensation is expensed on a straight-line basis over the service period of the awards, with the exception of performance based options which are expensed based on the probability of achievement of the underlying targets (refer to Note 22 for further information).

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

Held-for-sale and discontinued operations:    Dole reports a business as held-for-sale when management has approved or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the ensuing year and certain other specified criteria are met. A business classified as held-for-sale is recorded at the lower of its

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Depreciation is not recorded on assets of a business classified as held-for-sale. Assets and liabilities related to a business classified as held-for-sale are segregated in the Consolidated Balance Sheet and major classes are separately disclosed in the notes to the Consolidated Financial Statements commencing in the period in which the business is classified as held-for-sale. Dole reports the results of operations of a business as discontinued operations if the business is classified as held-for-sale, the operations and cash flows of the business have been or will be eliminated from the ongoing operations of Dole as a result of a disposal transaction and Dole will not have any significant continuing involvement in the operations of the business after the disposal transaction. The results of discontinued operations are reported in Discontinued Operations in the Consolidated Statement of Operations for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell.

Recently Issued and Adopted Accounting Pronouncements

During July 2012, the Financial Accounting Standards Board (“FASB”) issued a standard which amended how entities test for impairment of indefinite-lived intangible assets. The new guidance permits a company to assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the annual impairment test. This guidance is effective for fiscal years beginning after September 15, 2012, and is effective for Dole beginning the first quarter of 2013. The adoption of the standard is not expected to have an impact on Dole’s results of operations or financial position.

In February 2013, the FASB issued a standard that revised the disclosure requirements for items reclassified out of accumulated other comprehensive income and requires entities to present information about significant items reclassified out of accumulated other comprehensive income by component either (1) on the face of the statement where net income is presented or (2) as a separate disclosure in the notes to the financial statements. This guidance is effective for annual reporting periods beginning after December 15, 2012, and is effective for Dole beginning in the first quarter of 2013. The adoption of the standard is expected to have no impact on Dole’s results of operations or financial position.

In March 2013, the FASB issued a standard which requires the release of a Company’s cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. This guidance is effective for annual reporting periods beginning after December 15, 2013, and is effective for Dole beginning in the first quarter of 2014. The adoption of the standard is expected to have no impact on Dole’s results of operations or financial position.

Note 3 — Sale of Packaged Foods and Asia Fresh Produce Business

On September 17, 2012, Dole signed a definitive agreement (“the Agreement”) with ITOCHU Corporation (“ITOCHU”) for the sale of Dole’s worldwide packaged foods and Asia fresh produce businesses (collectively, “Dole Asia”) for $1.685 billion in cash (“sale transaction”). The operations of Dole Asia consist of Dole’s Packaged Foods reportable operating segment, and Dole’s Asia fresh produce business, which is a component of Dole’s Fresh Fruit reportable operating segment (“Asia Fresh”). Additional consideration of $29 million may be received if the acquirer chooses to exercise their option not to assume certain U.S. pension liabilities of Dole Asia. Cash proceeds from the transaction will be used by Dole for debt reduction, deal-related expenses, restructuring and other corporate purposes. In 2012, Dole recorded expenses of $48.4 million related to the transaction, of which

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

$32.3 million were for compensation related arrangements, which were unpaid as of December 29, 2012, and $16.1 million were for transaction related expenses. ITOCHU paid Dole a non-refundable cash deposit of $200 million to be applied toward the purchase price on February 22, 2013, and the parties agreed that, with limited exceptions, the deposit will be forfeited and retained by Dole if the closing does not occur by the expected close date of April 1, 2013. Dole used the $200 million in cash to temporarily repay revolver borrowings, certain transaction related expenses, and general corporate purposes.

Note 4 — Discontinued Operations

During the fourth quarter of 2012, Dole concluded that Dole Asia met the requirements to be presented as assets and liabilities held-for-sale and discontinued operations. Accordingly, the results of operations for Asia Fresh and Packaged Foods have been reclassified to discontinued operations for all periods presented.

Included in discontinued operations is interest expense and debt related costs associated with Dole’s debentures, secured notes, revolving credit facility and its term loans for all historical periods presented. The interest expense and related costs associated with these debt instruments have been reclassified to discontinued operations because the terms of these instruments require immediate repayment of the outstanding debt balance upon consummation of the pending sale of Dole Asia. In addition, for all historical periods presented, had the sale of Dole Asia been previously consummated, the terms of the then outstanding debentures, secured notes, revolving credit facility and the term loans would have been required to be repaid in their entirety. These costs have been included in the “Financing Related Items” column in the table, below.

During 2006 Dole entered into an interest rate swap to synthetically convert $320 million of its term loans into JPY denominated debt (“cross currency swap”). The cross currency swap did not qualify for hedge accounting and was marked to market each accounting period. In addition, during 2006, Dole also entered into an interest rate swap to synthetically convert $320 million of term loans into fixed-rate debt. During 2011 Dole refinanced its liability under the Cross Currency Swap by entering into long-term Japanese yen hedges, and obtained hedge accounting for these hedges. Due to the fact that the cross currency swap and the interest rate swap were linked to the term loans of Dole, all of the income statement activity associated with these instruments has been presented within discontinued operations for all periods presented. In addition, since the long-term Japanese yen hedges were designated to hedge Dole’s Yen-denominated revenue stream generated from the Dole Asia business, the income statement activity associated with the long-term Japanese yen hedges has been presented within discontinued operations for all periods presented. All amounts associated with these instruments have been presented in the “Financing Related Items” column in the table, below.

During the second quarter of 2008, Dole approved and committed to a formal plan to divest its fresh-cut flowers business. During the first quarter of 2009, the operations and the majority of the related assets of this business were sold. During 2010, Dole sold a building and a farm located in Colombia. During 2011, Dole sold a warehouse in Miami and a farm in Colombia. During 2012, Dole sold a farm in Colombia. The gains associated with these disposals are recorded in gain on disposal of discontinued operations. Refer to Note 9 — Assets Held-for-Sale and Actively Marketed Land.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The operating results of Dole Asia and fresh-cut flowers for fiscal 2012, 2011 and 2010 are reported in the following table:

	Dole Asia				Fresh-Cut Flowers	Total
	Asia Fresh	Packaged Foods	Financing Related items	Total Dole Asia
	(In thousands)
2012
Revenues	$1,333,677	$1,251,846	$—	$2,585,523	$47	$2,585,570

Income (loss) before income taxes	$(77,417)	$101,290	$(98,610)	$(74,737)	$(436)	$(75,173)
Income taxes	(6,179)	(41,384)	(27,307)	(74,870)	40	(74,830)

Income (loss) from discontinued operations, net of income taxes	$(83,596)	$59,906	$(125,917)	$(149,607)	$(396)	$(150,003)

Gain on disposal of discontinued operations, net of income taxes	$—	$—	$—	$—	$7,231	$7,231

2011
Revenues	$1,288,609	$1,197,106	$—	$2,485,715	$476	$2,486,191

Income (loss) before income taxes	$30,580	$95,945	$(178,057)	$(51,532)	$(129)	$(51,661)
Income taxes	(5,148)	(23,659)	20,216	(8,591)	(72)	(8,663)

Income (loss) from discontinued operations, net of income taxes	$25,432	$72,286	$(157,841)	$(60,123)	$(201)	$(60,324)

Gain on disposal of discontinued operations, net of income taxes	$—	$—	$—	$—	$339	$339

2010
Revenues	$1,115,389	$1,121,417	$—	$2,236,806	$1,347	$2,238,153

Income (loss) before income taxes	$6,038	$105,808	$(216,243)	$(104,397)	$790	$(103,607)
Income taxes	(9,515)	(28,784)	30,904	(7,395)	(161)	(7,556)

Income (loss) from discontinued operations, net of income taxes	$(3,477)	$77,024	$(185,339)	$(111,792)	$629	$(111,163)

Gain on disposal of discontinued operations, net of income taxes	$—	$—	$—	$—	$2,957	$2,957

Note 5 — Charges for Restructuring

As a result of challenging market conditions in Dole’s fresh fruit operations, Dole committed to a restructuring plan during the third quarter of 2010 in the fresh fruit segment in Europe, Latin America and Asia (“2010 plan”). These restructuring efforts are designed to reduce costs by realigning fruit supply with expected demand. As part of these initiatives, Dole restructured certain farming operations in Latin America and Asia, reorganized its European operations and rationalized vessel charters.

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

2010 Restructuring Plan

Dole incurred restructuring costs of $1 million during 2012 related to the 2010 plan. Dole incurred cumulative restructuring costs of $42.3 million since the third quarter of 2010 for this plan. Of these costs, $20.9 million were paid or will be paid in cash, with the remaining amounts relating to the non-cash write-down of long-lived assets and deferred crop-growing costs of $13.4 million and pension-related settlement charges of $8 million. Severance charges relating to employee terminations involved approximately 3,580 employees. The 2010 plan was completed during the fourth quarter of 2012.

The following table summarizes restructuring charges related to the 2010 plan:

	Charges Incurred in Fiscal Year 2010	Charges Incurred in Fiscal Year 2011	Charges Incurred in Fiscal Year 2012	Cumulative Charges Incurred
	(In thousands)
Severance and other employee-related costs	$6,668	$1,950	$298	$8,916
Contract termination and other costs	4,458	7,459	88	12,005
Pension-related settlement charges	5,449	2,533	—	7,982
Asset write-downs	4,769	8,036	586	13,391

Total charges incurred	$21,344	$19,978	$972	$42,294

Charges included in continuing operations	$20,055	$10,095	$1,057	$31,207

Charges included in discontinued operations	$1,289	$9,883	$(85)	$11,087

A rollforward of Dole’s restructuring liabilities related to the 2010 plan, which are classified in accrued liabilities in the accompanying consolidated balance sheets, is summarized as follows:

	Severance and Other Employee- Related Costs	Contract Termination and Other Costs	Total
	(In thousands)
Balance as of January 1, 2011	$2,092	$3,555	$5,647
Charges incurred	1,950	7,459	9,409
Cash payments	(3,136)	(7,299)	(10,435)
Non-cash	(821)	—	(821)

Balance as of December 31, 2011	85	3,715	3,800
Charges incurred	298	88	386
Cash payments	(258)	(1,064)	(1,322)
Non-cash	(125)	—	(125)

Balance as of December 29, 2012	$—	$2,739	$2,739

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

2011 Restructuring Plan

Dole incurred restructuring costs of $3.1 million during 2012 related to the 2011 plan. Dole incurred cumulative restructuring costs of $13.3 million since the third quarter of 2011 for this plan. Of these costs, $9.7 million were paid or will be paid in cash, with the remaining amounts relating to the non-cash write-down of long-lived assets of $3.6 million and pension-related settlement charges of $0.1 million. Severance charges relating to employee terminations involved approximately 525 employees. The 2011 plan was completed during the fourth quarter of 2012.

The following table summarizes restructuring charges related to the 2011 plan:

	Charges Incurred in Fiscal Year 2011	Charges Incurred in Fiscal Year 2012	Cumulative Charges Incurred
	(In thousands)
Severance and other employee-related costs	$442	$389	$831
Contract termination and other costs	6,294	2,537	8,831
Pension-related settlement charges	86	—	86
Asset write-downs	3,410	191	3,601

Total charges incurred	$10,232	$3,117	$13,349

Charges included in continuing operations	$6,317	$3,071	$9,388

Charges included in discontinued operations	$3,915	$46	$3,961

A rollforward of Dole’s restructuring liabilities related to the 2011 plan, which are classified in accrued liabilities in the accompanying consolidated balance sheets, is summarized as follows:

	Severance and Other Employee- Related Costs	Contract Termination and Other Costs	Total
	(In thousands)
Balance as of January 1, 2011	$—	$—	$—
Charges incurred	442	6,294	6,736
Cash payments	(248)	(1,913)	(2,161)
Non-cash	—	(146)	(146)

Balance as of December 31, 2011	194	4,235	4,429
Charges incurred	389	2,537	2,926
Cash payments	(165)	(5,576)	(5,741)
Non-cash	—	(12)	(12)

Balance as of December 29, 2012	$418	$1,184	$1,602

Note 6 — Long-Term Receivables

At December 29, 2012, Dole’s long-term financing receivables consisted of $2.7 million of grower advances, net of $4 million of allowances, a $7 million note receivable related to the sale of the fresh-cut flowers business, $19.9 million of notes receivable related to the sale of a German subsidiary and net long-term trade receivables of $2.3 million, all of which are included in other assets, net in the accompanying consolidated balance sheet as of December 29, 2012. In addition, $3.2 million of net long-term grower advances were included in assets held-for-sale.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Dole monitors the collectability of grower advances through periodic review of financial information received from growers. At December 29, 2012, these advances included in other assets had an allowance for credit losses of $4 million. Dole’s historical losses on its long-term grower advances related to continuing operations have been immaterial and Dole expects this to continue.

At December 29, 2012, Dole had a $7 million note receivable relating to the fiscal 2009 sale of the fresh-cut flowers business. This receivable is secured by properties that have an estimated fair value in excess of the note, which was due in January 2011. Two of the three Colombian companies that have granted mortgages in such properties to secure their guaranties of such note are currently under reorganization pursuant to Colombian Law 1116. Dole believes that the note will be collected, based on its position in the reorganization. During fiscal 2012, Dole received a cash payment of $2.9 million, which Dole allocated $1.3 million to repayment of principal on the note receivable and the remainder to interest. In exchange for the payment, Dole released the mortgage on one of the properties.

During the fourth quarter of 2011, Dole entered into an agreement to sell a German subsidiary. The sale was completed during the first quarter of 2012. Net consideration from the sale totaled approximately $49.6 million (€36 million). During fiscal 2012 Dole received cash proceeds of $28 million (€22 million), net of cash disposed, leaving a note receivable balance of $21.2 million (€14 million) at December 29, 2012 denominated in euros; the notes mature on various dates through March 2022. Of the remaining notes receivable, approximately $19.9 million were recorded as long-term notes receivable. These notes receivable have annual minimum payment requirements based on the financial performance of the business and are collateralized by the business.

Dole has gross long-term trade receivables of $19.1 million due from a customer in eastern Europe, for which it is not likely that payment will be received during the next year. During fiscal 2010 and 2009, Dole recorded provisions for bad debt of $11.4 million and $4.4 million, respectively. During fiscal 2012, Dole recorded a provision for bad debt of $1 million, which is included in charges for restructuring and long-term receivables, bringing the total allowance for bad debt to $16.8 million. The net receivable of $2.3 million represents management’s best estimate of its net realizable value after consideration of collateral securing the receivables.

Note 7 — Income Taxes

Income tax expense (benefit) from continuing operations was as follows:

	2012	2011	2010
	(In thousands)
Current
Federal, state and local	$313	$1,293	$1,809
Foreign	10,688	13,693	7,533

	11,001	14,986	9,342

Deferred
Federal, state and local	17,378	(39,985)	4,450
Foreign	(1,912)	(784)	1,797

	15,466	(40,769)	6,247

Non-current income tax expense (benefit)	(15,712)	23,713	(9,589)

	$10,755	$(2,070)	$6,000

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Pretax income (loss) attributable to foreign operations including earnings from discontinued operations, equity method investments and noncontrolling interests were $30.6 million, $106.4 million and ($18.7) million for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively. Dole has not provided for U.S. federal income and foreign withholding taxes on approximately $2.2 billion of the excess of the amount for financial reporting over the tax basis of investments that are essentially permanent in duration. Of this amount, $414 million relates to the Dole Asia non-U.S. operations. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is currently not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

Dole’s reported income tax expense (benefit) on continuing operations differed from the expense calculated using the U.S. federal statutory tax rate for the following reasons:

	2012	2011	2010
	(In thousands)
Expense computed at U.S. federal statutory income tax rate of 35%	$2,064	$33,292	$27,115
Foreign income taxed at different rates*	12,799	(24,765)	(11,849)
State and local income tax, net of federal income taxes	1,053	(25,659)	95
Valuation allowances	797	(9,888)	(2,833)
Changes in liabilities for uncertain tax positions, net of tax benefits	(14,474)	24,000	(6,526)
Compensation arrangements and ITOCHU transaction related expenses	7,128	—	—
Permanent items and other	1,388	950	(2)

Income tax expense (benefit)	$10,755	$(2,070)	$6,000

*	Included in foreign income taxed at different rates in 2011, above, are certain immaterial corrections of prior year items related to foreign locations.

Deferred tax assets (liabilities) comprised the following:

	December 29, 2012	December 31, 2011
	(In thousands)
Intangibles	$(278,931)	$(276,172)
Property, plant and equipment	(124,852)	(128,312)
Investment and other asset basis differences	(81,083)	4,156
Postretirement benefits	72,635	84,104
Operating accruals	44,035	56,135
Tax credit carryforwards	7,699	10,491
Net operating loss and other carryforwards	193,197	210,138
Valuation allowances	(112,517)	(167,842)
Other, net	58,314	61,628

	$(221,503)	$(145,674)

Dole has gross federal, state and foreign net operating loss carryforwards of $265.9 million, $781 million and $220 million, respectively, at December 29, 2012. Dole has recorded deferred tax assets of $93.1 million for federal net operating loss carryforwards, which, if unused, will expire between 2025 and 2031. Dole has recorded deferred tax assets of $38.6 million for state operating loss carryforwards with varying expiration rules, which, if unused, approximately $14.6 million will expire between 2013 and 2022. Dole has recorded deferred tax assets

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

of $0.4 million for state capital loss carryforwards primarily relating to the sale of its fresh-cut flowers operations, which if unused expires in 2014. Dole has recorded deferred tax assets of $61.1 million for foreign net operating loss carryforwards which are subject to varying expiration rules. Tax credit carryforwards of $7.7 million include U.S. general business credit carryforwards of $0.8 million which will expire between 2023 and 2031, $0.5 million of alternative minimum tax credit carryforwards which can be carried forward indefinitely, state tax credit carryforwards of $6.4 million of which $1.2 million expires in 2026 and $5.2 million can be carried forward indefinitely. Dole has recorded a U.S. deferred tax asset of $44.8 million for disallowed interest expense which, although subject to certain limitations, can be carried forward indefinitely.

A valuation allowance has been established to offset certain state net operating loss carryforwards, state capital loss carryforwards, certain state tax credits and certain other state deferred tax assets, certain foreign net operating loss carryforwards, and certain other deferred tax assets in foreign jurisdictions. Dole has deemed it more likely than not that future taxable income in the relevant taxing jurisdictions will be insufficient to realize all of the related income tax benefits for these assets. The decrease in valuation allowances in 2012 for equity related items was $0.1 million.

Total deferred tax assets and deferred tax liabilities were as follows:

	December 29, 2012	December 31, 2011
	(In thousands)
Deferred tax assets	$378,427	$618,126
Deferred tax asset valuation allowance	(112,517)	(167,842)

	265,910	450,284
Deferred tax liabilities	(487,413)	(595,958)

Net deferred tax liabilities	$(221,503)	$(145,674)

Total net current deferred tax assets consist of:
Net current deferred tax assets	$5,959	$26,184
Net current deferred tax liabilities*	(103,836)	(21,539)

Total net current deferred tax assets	(97,877)	4,645
Total net non-current deferred tax liabilities consist of:
Net non-current deferred tax assets*	5,301	31,358
Net non-current deferred tax liabilities	(128,927)	(181,677)

Total net non-current deferred tax liabilities	(123,626)	(150,319)

Total net deferred tax liabilities	$(221,503)	$(145,674)

*	Net current deferred tax liabilities are included in accrued liabilities in the consolidated balance sheet and the net non-current deferred tax assets are classified in other assets, net in the consolidated balance sheet.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits was as follows:

	December 29, 2012	December 31, 2011	January 1, 2011
	(In thousands)
Unrecognized tax benefits — opening balance	$97,427	$106,420	$109,308
Gross increases — tax positions in prior period	11,597	29,275	4,807
Gross decreases — tax positions in prior period	(12,058)	(6,184)	(1,746)
Gross increases — tax positions in current period	5,441	9,660	1,774
Settlements*	—	(41,155)	—
Lapse of statute of limitations	(17,610)	(589)	(7,723)

Unrecognized tax benefits — ending balance	$84,797	$97,427	$106,420

*	2011 activity represents a $41 million reduction in gross unrecognized tax benefits due to the settlement of the federal income tax audit for the years 2002 – 2005 of which $20 million represents a cash payment.

The total for unrecognized tax benefits, including interest and penalties, was $92 million and $108 million at December 29, 2012 and December 31, 2011, respectively. If recognized, approximately $90 million, net of federal and state tax benefits, would be recorded as a component of income tax expense and accordingly impact the effective tax rate. At this time, Dole believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease in 2013 by cash payments of approximately $20 million relating to non-U.S. audit settlements.

Dole recognizes accrued interest and penalties related to its unrecognized tax benefits as a component of income taxes in the accompanying consolidated statements of operations. Accrued interest and penalties before tax benefits were $7.4 million and $10.6 million at December 29, 2012 and December 31, 2011, respectively. Of the total $7.4 million, $2.8 million is included in accrued liabilities. The remaining balance is included as a component of other long-term liabilities in the consolidated balance sheets. Interest and penalties recorded in Dole’s consolidated statements of operations for 2012, 2011 and 2010 were ($2.8) million, ($3.9) million, and ($3) million, respectively.

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

Internal Revenue Service Audit:    On September 4, 2012, the IRS completed its examination of Dole’s U.S. federal income tax returns for the years 2006-2008 and issued a Revenue Agent’s report (“RAR”) that includes various proposed adjustments, including with respect to whether certain transactions with foreign affiliates or certain third party borrowings by Dole or its foreign affiliates created or are deemed to have created investments in U.S. property. The net tax deficiency associated with the RAR is $132 million, after net operating loss utilization, plus interest. On November 9, 2012, Dole filed a protest letter challenging the proposed adjustments contained in the RAR and will pursue resolution of these issues with the Appeals Division of the IRS. Dole

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

believes, based in part upon the advice of its tax advisors, that its tax treatment of such transactions was appropriate. Although the timing and ultimate resolution of any issues arising from the IRS examination are highly uncertain, at this time Dole does not anticipate that the total unrecognized tax benefits will significantly change within the next twelve months nor does Dole believe that any material tax payments will be made related to these matters within the next twelve months.

Note 8 — Details of Certain Assets and Liabilities

Details of receivables and inventories were as follows:

	December 29, 2012	December 31, 2011
	(In thousands)
Receivables:
Trade	$365,627	$537,706
Notes and other	101,076	132,678
Grower advances	46,961	39,752
Unrealized hedging gains	663	7,195

	514,327	717,331
Allowance for doubtful accounts	(22,687)	(32,237)

	$491,640	$685,094

Inventories:
Finished products	$71,728	$414,640
Raw materials and work in progress	50,724	131,287
Crop-growing costs	99,145	224,149
Operating supplies and other	20,144	59,441

	$241,741	$829,517

Accounts payable consists primarily of trade payables.

Accrued liabilities included the following:

	December 29, 2012	December 31, 2011
	(In thousands)
Employee-related costs and benefits	$129,605	$138,189
Deferred income taxes — current portion	103,836	21,539
Amounts due to growers	69,367	79,175
Unrealized losses on derivatives	36,107	70,730
Marketing and advertising	35,959	56,268
Shipping related costs	23,775	42,286
Materials and supplies	19,640	25,578
Interest	22,213	23,412
Other	94,862	84,553

	$535,364	$541,730

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Other long-term liabilities were as follows:

	December 29, 2012	December 31, 2011
	(In thousands)
Accrued postretirement and other employee benefits	$245,418	$285,067
Unrealized losses on derivatives	35,145	123,304
Liability for unrecognized tax benefits	39,936	64,526
Other	75,973	75,594

	$396,472	$548,491

Note 9 — Assets Held-for-Sale and Actively Marketed Land

Dole continuously reviews its assets in order to identify those assets that do not meet Dole’s future strategic direction or internal economic return criteria. As a result of this review, Dole has identified and is in the process of selling certain businesses and long-lived assets. Accordingly, Dole reclassified these assets as either held-for-sale or actively marketed land.

Total assets held-for-sale by segment were as follows:

	Fresh Fruit	Fresh Vegetables	Discontinued Operations			Total Assets Held-for-Sale
			Packaged Foods	Asia Fresh	Fresh-Cut Flowers
	(In thousands)
Balance as of December 31, 2011	$66,805	$599	$3,214	$—	$5,023	$75,641
Additions	1,034	—	1,038,023	819,823	—	1,858,880
Sales	(52,839)	—	—	—	(1,811)	(54,650)
Reclassifications	(2,348)	—	—	—	—	(2,348)

Balance as of December 29, 2012	$12,652	$599	$1,041,237	$819,823	$3,212	$1,877,523

Total liabilities related to assets held-for-sale by segment were as follows:

			Discontinued Operations
	Fresh Fruit	Fresh Vegetables	Packaged Foods	Asia Fresh	Fresh-Cut Flowers	Total Liabilities Held-for-Sale
	(In thousands)
Balance as of December 31, 2011	$49,117	$—	$—	$—	$—	$49,117
Additions	—	—	245,972	202,952	—	448,924
Sales	(49,117)	—	—	—	—	(49,117)

Balance as of December 29, 2012	$—	$—	$245,972	$202,952	$—	$448,924

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The major classes of assets held-for-sale included in Dole’s consolidated balance sheet at December 29, 2012 were as follows:

			Discontinued Operations
	Fresh Fruit	Fresh Vegetables	Packaged Foods	Asia Fresh	Fresh-Cut Flowers	Total Assets Held-for-Sale
	(In thousands)
Assets held-for-sale:
Receivables	$—	$—	$131,634	$106,214	$—	$237,848
Inventories	—	—	414,228	197,770	—	611,998
Prepaid expenses and other assets	—	—	8,029	24,264	—	32,293
Deferred tax assets	—	—	1,541	4,299	—	5,840
Investments	—	—	1,058	16,375	—	17,433
Property, plant and equipment, net of accumulated depreciation	12,652	599	161,308	74,245	3,212	252,016
Goodwill	—	—	67,464	72,596	—	140,060
Intangibles, net	—	—	245,891	225,943	—	471,834
Other assets, net	—	—	10,084	98,117	—	108,201

Total assets held-for-sale	$12,652	$599	$1,041,237	$819,823	$3,212	$1,877,523

The major classes of liabilities held-for-sale included in Dole’s consolidated balance sheet at December 29, 2012 were as follows:

			Discontinued Operations
	Fresh Fruit	Fresh Vegetables	Packaged Foods	Asia Fresh	Fresh-Cut Flowers	Total Liabilities Held-for-Sale
	(In thousands)
Liabilities related to assets held-for-sale:
Accounts payable	$—	$—	$119,473	$86,100	$—	$205,573
Accrued liabilities	—	—	52,129	72,818	—	124,947
Current portion of long-term debt	—	—	329	590	—	919
Notes payable	—	—	33,925	9,000	—	42,925
Long-term debt	—	—	296	3,262	—	3,558
Deferred income tax liabilities	—	—	—	26	—	26
Other long-term liabilities	—	—	39,820	31,156	—	70,976

Total liabilities related to assets held-for-sale	$—	$—	$245,972	$202,952	$—	$448,924

Gains on asset sales by segment were as follows:

	December 29, 2012	December 31, 2011	January 1, 2011
	(In thousands)
Fresh Fruit	$12,913	$4,541	$3,017
Fresh Vegetables	—	—	—

Total from Continuing Operations	12,913	4,541	3,017
Fresh-Cut Flowers — Discontinued Operations	7,231	339	4,143

	$20,144	$4,880	$7,160

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Proceeds from asset sales by segment were as follows:

	December 29, 2012	December 31, 2011	January 1, 2011
	(In thousands)
Fresh Fruit	$36,475	$32,683	$26,053
Fresh Vegetables	—	—	—

Total from Continuing Operations	36,475	32,683	26,053
Fresh-Cut Flowers — Discontinued Operations	5,279	2,912	13,748

	$41,754	$35,595	$39,801

Asia Fresh and Packaged Foods — Discontinued Operations

Dole Asia met the requirements to be presented as assets and liabilities held-for-sale during the fourth quarter of 2012. Under the terms of the Agreement, ITOCHU will receive a perpetual, non-transferable, royalty-free license to use the Dole trade name in Dole Asia’s operations. As a result, Dole Asia was allocated a proportionate share of the Dole trade name of approximately $460 million. The allocation has been determined based on the relative fair value of the Asia Fresh and Packaged Foods operations to that of Dole, as of December 29, 2012. Refer to Note 3 — Sale of Worldwide Packaged Foods and Asia Fresh Produce Business.

In addition, since Asia Fresh represents a component of the Fresh Fruit reportable operating segment, Dole has allocated $72.6 million of fresh fruit goodwill to the Asia Fresh component. The goodwill allocated to the Asia Fresh component has been based on the estimated relative fair value of Asia Fresh compared to the total estimated fair value of the Fresh Fruit reportable operating segment as of December 29, 2012.

Fresh Fruit

During the fourth quarter of 2011, Dole entered into an agreement to sell a German subsidiary which was part of the European ripening and distribution business within the fresh fruit segment. The sale was completed during the first quarter of 2012. Net consideration from the sale totaled approximately $49.6 million (€36 million). During fiscal 2012 Dole received cash proceeds of $28 million (€22 million), net of cash disposed, leaving a note receivable balance of $21.2 million (€14 million) at December 29, 2012 denominated in euros; the notes mature on various dates through March 2022. Dole has a corresponding deferred gain of $21.2 million (€14 million), which will be recognized as the notes receivable are collected. In addition, Dole may receive an earn-out of up to €10 million based on future operating performance of the business.

During 2012, Dole sold 230 acres of land in Hawaii for net cash proceeds of $1.8 million and recorded a gain of $1 million. At December 29, 2012, the assets held-for-sale balance in the fresh fruit reporting segment included approximately 2,050 acres of land in Hawaii. During 2012, Dole also completed the sale of farm land in Honduras for which Dole received cash proceeds of $1.7 million and recorded a gain of $1.7 million. Additionally, Dole sold farm land in Costa Rica for which Dole received cash proceeds of $5.6 million and recorded a gain of $4.5 million.

Fresh-Cut Flowers — Discontinued Operations

At December 29, 2012, the assets held-for-sale balance in the fresh-cut flowers — discontinued operations consisted of a portion of the real estate of the former flowers division. During the second quarter of 2012, Dole collected $1.3 million on a $8.3 million note receivable from the sale of the fresh-cut flowers business in fiscal 2009, refer to Note 6 — Long-Term Receivables for additional information.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

During the fourth quarter of 2012, Dole completed the sale of farm land in Colombia for $9 million and recorded a gain of $7.2 million. Dole received cash proceeds of $4 million during fiscal 2012 and $5 million during the first quarter of 2013.

Actively Marketed Land

Included in actively marketed land is land that does not meet Dole’s future strategic direction or internal economic return criteria. The land that has been identified is available for sale in its present condition and an active program is underway to sell the properties. Dole is actively marketing these properties at a price that is in excess of book value but the timing of sale is uncertain. At December 29, 2012, actively marketed land consisted of approximately 14,200 acres of Hawaii land in the fresh fruit segment, with a net book value of $74.8 million.

Note 10 — Property, Plant and Equipment

Major classes of property, plant and equipment were as follows:

	December 29, 2012	December 31, 2011
	(In thousands)
Land and land improvements	$411,245	$484,805
Buildings and leasehold improvements	307,655	417,619
Machinery and equipment	511,070	853,127
Vessels and containers	149,173	156,356
Vessels and equipment under capital leases	84,322	85,987
Construction in progress	44,643	63,139

	1,508,108	2,061,033
Accumulated depreciation	(819,218)	(1,150,304)

	$688,890	$910,729

Depreciation is computed by the straight-line method over the estimated useful lives of the assets as follows:

Years
Land improvements	3 to 40
Buildings and leasehold improvements	2 to 50
Machinery and equipment	3 to 20
Vessels and containers	5 to 20
Vessels and equipment under capital leases	Shorter of useful life or life of lease

Depreciation expense on property, plant and equipment for continuing operations totaled $61.9 million, $63.1 million and $75.8 million for the years ended December 29, 2012, December 31, 2011 and January 1, 2011 respectively. Depreciation expense on property, plant and equipment for discontinued operations totaled $34.1 million, $36.4 million and $34.6 million for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 11 — Goodwill and Intangible Assets

Goodwill has been allocated to Dole’s reporting segments as follows:

	Fresh Fruit	Fresh Vegetables	Packaged Foods	Total
	(In thousands)
Balance as of January 1, 2011	$275,430	$71,206	$60,611	$407,247
Additions	1,313	13,553	—	14,866
Disposals	(4,000)	—	—	(4,000)

Balance as of December 31, 2011	$272,743	$84,759	$60,611	$418,113
Additions	—	—	6,853	6,853
Disposals	(11,000)	—	—	(11,000)
Transfer to assets held-for-sale	(72,596)	—	(67,464)	(140,060)

Balance as of December 29, 2012	$189,147	$84,759	$—	$273,906

On October 11, 2011, Dole completed the acquisition of 100% of the capital stock of SunnyRidge Farms in accordance with the Agreement and Plan of Merger, dated October 11, 2011. The acquisition resulted in goodwill of $13.6 million.

During the fourth quarter of 2011, Dole Spain was sold to a subsidiary of Compagnie Financière de Participations. As a result of the sale, $4 million of goodwill associated with Dole Spain was written-off.

During the fourth quarter of 2011, Dole completed the acquisition of FaFi Fresh Cuts Oy (“FAFI”), a manufacturer of ready-for-use produce. FAFI is part of the European business within the fresh fruit segment. The acquisition resulted in goodwill of $1.3 million.

During the first quarter of 2012, Dole completed the sale of a German subsidiary in the fresh fruit segment. As a result of the sale, $11 million of goodwill attributable to this subsidiary was written-off. Refer to Note 9 — Assets-Held-For-Sale and Actively Marketed Land for further information.

During the first quarter of 2012, Dole completed the acquisition of Mrs. May’s Naturals, Inc. (“Mrs. May’s”), a company committed to providing consumers with wholesome snacks for a healthier lifestyle. Mrs. May’s is part of the packaged foods segment. Pursuant to the terms of the purchase agreement, Dole purchased Mrs. May’s for total consideration of approximately $15 million, plus an annual earn-out up to $0.5 million payable in 2013, 2014 and 2015. The acquisition resulted in goodwill of $6.9 million. In addition, Dole recorded $9.3 million of intangible assets consisting of $7.1 million for customer relationships and $2.2 million for trade names.

Dole Asia met the requirements to be presented as assets and liabilities held-for-sale during the fourth quarter of 2012. As a result, $72.6 million of goodwill allocated to Asia Fresh and the entire goodwill balance associated with Packaged Foods were reclassified to assets-held-for-sale. In addition, approximately $460 million of the Dole trade name that is related to Dole Asia has been reclassified to assets-held-for-sale. Refer to Note 9 — Assets Held-for-Sale and Actively Marketed Land for additional information.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Details of Dole’s intangible assets were as follows:

	December 29, 2012	December 31, 2011
	(In thousands)
Amortizable intangible assets:
Customer relationships	$21,000	$59,501
Other amortizable intangible assets	15,589	15,231

	36,589	74,732
Accumulated amortization — customer relationships	(2,585)	(31,755)
Other accumulated amortization	(2,331)	(579)

Accumulated amortization — intangible assets	(4,916)	(32,334)

Amortizable intangible assets, net	31,673	42,398
Indefinite-lived intangible assets:
Trademark and trade names	229,642	689,615

Total identifiable intangible assets, net	$261,315	$732,013

Amortization expense of intangibles included in continuing operations totaled $3.9 million, $0.8 million and $0.1 million for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively. Amortization expense of intangibles included in discontinued operations totaled $4.8 million, $3.7 million and $3.7 million for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

As of December 29, 2012, the estimated amortization expense for continuing operations associated with Dole’s intangible assets in each of the next five fiscal years was as follows (in thousands):

Fiscal Year	Amount
2013	$4,036
2014	$4,036
2015	$4,013
2016	$3,993
2017	$3,884

Dole performed its annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of fiscal 2012. This test indicated no impairment to goodwill or any of Dole’s indefinite-lived intangible assets. As market conditions change, Dole continues to monitor and perform updates of its impairment testing of recoverability of goodwill and long-lived assets.

In connection with the fourth quarter 2012 allocation of a portion of the Fresh Fruit segment goodwill and the portion of the Dole trade name related to Asia Fresh, the goodwill remaining in the Fresh Fruit segment and the Dole trade name remaining with Dole were tested for impairment during the fourth quarter of 2012. The test was based on the adjusted carrying amount of goodwill remaining and the adjusted carrying amount of trade name remaining. These tests indicated there was no impairment to the remaining fresh fruit goodwill and the remaining Dole trade name balances.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 12 — Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following:

	December 29, 2012	December 31, 2011
	(In thousands)
Unsecured debt:
8.75% debentures due 2013	$155,000	$155,000
Secured debt:
13.875% notes due 2014	174,904	174,904
8% notes due 2016	315,000	315,000
Revolving credit facility	119,200	69,300
Term loan facilities	867,702	895,500
Contracts and notes, at a weighted average interest rate of 3.3% in 2012 (3.8% in 2011) through 2018	4,052	7,294
Capital lease obligations, at a weighted average interest rate of 2.7% in 2012 (3.0% in 2011)	55,015	57,000
Notes payable, at a weighted average interest rate of 1.3% in 2012 (3.1% in 2011)	19,762	27,969
Unamortized debt discounts	(16,477)	(22,130)

	1,694,158	1,679,837
Current maturities, net of unamortized debt discounts	(181,512)	(38,725)

	$1,512,646	$1,641,112

During 2012, Dole reclassified the interest expense and the related costs associated with Dole’s debentures, secured notes, revolving credit facility and its term loan facilities for all periods presented into discontinued operations. Concurrent with the consummation of the sale transaction, the unsecured debt and secured debt listed above will be repaid, defeased or discharged in full. Refer to Note 4 — Discontinued Operations for additional information.

Notes Payable

Dole borrows funds primarily on a short-term basis to finance current operations. The terms of these borrowings range from one month to three months. Dole’s notes payable at December 29, 2012 consist primarily of foreign borrowings in Latin America.

2011 Refinancing

Dole’s senior secured term loan and the asset-based lending senior secured revolving credit facility (“ABL revolver”) were amended and restated on July 8, 2011 (“2011 Refinancing”). The amendments reduced borrowing rates on the ABL revolver, with an opportunity to also reduce future borrowing rates on the term loans and eliminated the financial maintenance covenants of total leverage ratio and minimum interest coverage ratio (such covenants had been in the previous term loan facilities, but not the revolving credit facility). The amended credit facilities included $872.1 million of term debt due 2018 and provided a $350 million revolving credit facility due 2016.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Notes and Debentures

In July 1993, Dole issued and sold debentures due 2013 (“2013 Debentures”). The 2013 Debentures are not redeemable prior to maturity and were issued at 99.37% of par. The 2013 Debentures will be repaid, defeased or discharged in full concurrent with the consummation of the sale transaction.

On March 18, 2009, Dole completed the sale and issuance of $350 million aggregate principal amount of 13.875% Notes due 2014 (“2014 Notes”) at a discount of $25 million. The 2014 Notes will be repaid, defeased or discharged in full concurrent with the consummation of the sale transaction. The 2014 Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States in compliance with Regulation S under the Securities Act. The sale was exempt from the registration requirements of the Securities Act. Interest on the 2014 Notes is paid semi-annually in arrears on March 15 and September 15 of each year. The 2014 Notes have the benefit of a lien on certain U.S. assets of Dole that is junior to the liens of Dole’s senior secured credit facilities (revolving credit and term loan facilities) and pari passu with the liens of the 2016 Notes, and are senior obligations of Dole ranking equally with Dole’s existing senior debt. On November 30, 2009, Dole redeemed $122.5 million of the 2014 Notes with proceeds from Dole’s IPO.

During the third quarter of 2011, Dole repurchased and retired $52.5 million of the 2014 Notes. As a result of the repurchase, Dole recorded a charge of $13.5 million to discontinued operations in the consolidated statement of operations. The charge related to premiums paid in connection with the early debt retirement as well as the write-off of deferred debt issuance costs and debt discounts.

On September 25, 2009, Dole completed the sale and issuance of $315 million aggregate principal amount of 8% Senior Secured Notes due 2016 (“2016 Notes”) at a discount of $6.2 million. The 2016 Notes will be repaid, defeased or discharged in full concurrent with the consummation of the sale transaction. The 2016 Notes were sold to qualified institutional investors pursuant to Rule 144A under the Securities Act of 1933 (“Securities Act”) and to persons outside the United States in compliance with Regulation S under the Securities Act. The sale was exempt from the registration requirements of the Securities Act. Interest on the 2016 Notes is paid semi-annually in arrears on April 1 and October 1 of each year. The 2016 Notes will mature on October 1, 2016. The 2016 Notes have the benefit of a lien on certain U.S. assets of Dole that is junior to the liens of Dole’s senior secured credit facilities (revolving credit and term loan facilities) and pari passu with the liens of the 2014 Notes, and are senior obligations ranking equally with Dole’s existing senior debt.

Interest on the notes and debentures is paid semi-annually. None of Dole’s notes or debentures are subject to any sinking fund requirements. The notes and debentures are guaranteed by Dole’s 100% owned domestic subsidiaries. Refer to Note 24 — Guarantor Financial Information.

Term Loans and Revolving Credit Facility

As of December 29, 2012, the term loan facilities, which will be repaid in full concurrent with the consummation of the sale transaction, consisted of $311.1 million of Term Loan B and $556.6 million of Term Loan C. The term loan facilities bear interest, at Dole’s option, at a rate per annum equal to either (i) the London Interbank Offer Rate (“LIBOR”) plus 3.75%, with a LIBOR floor of 1.25%; or (ii) a base rate plus 2.75%. Interest on the term loan facilities is payable quarterly in arrears or at maturity of LIBOR contracts. The weighted average variable interest rate at December 29, 2012 for Term Loan B and Term Loan C was 5.03%. The term loan facilities require quarterly principal payments, plus a balloon payment due in 2018.

As of December 29, 2012, there was $119.2 million outstanding under the ABL revolver. Amounts outstanding under the ABL revolver, which will be repaid in full concurrent with the consummation of the sale transaction, bear interest, at Dole’s option, at a rate per annum equal to either (i) LIBOR plus 1.75% to 2.25%, or

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

(ii) a base rate plus 0.75% to 1.25%, in each case, based upon Dole’s historical borrowing availability under this facility. The weighted average variable interest rate at December 29, 2012 was 3.22%. As of December 29, 2012, the borrowing base for the ABL revolver was $331.3 million. After taking into account approximately $95.0 million of outstanding letters of credit issued under the ABL revolver and the outstanding ABL balance, Dole had approximately $117.1 million available for borrowings as of December 29, 2012. The ABL revolver matures in 2016.

Capital Lease Obligations

At December 29, 2012 and December 31, 2011, included in capital lease obligations were $54 million and $54.3 million, respectively, of vessel financing related to two vessel leases denominated in British pound sterling. The capital lease obligation decreased primarily due to lease payments. The interest rates on these leases are based on LIBOR plus a spread. The remaining $1.0 million of capital lease obligations relate primarily to machinery and equipment. Interest rates under these leases are fixed. The capital lease obligations are collateralized by the underlying leased assets. Total payments, including principal and interest, through the remaining life of the lease total approximately $65.1 million. These leases expire in 2026.

Covenants

Provisions under the senior secured credit facilities and the indentures governing Dole’s senior secured notes and debentures, all of which will be repaid, defeased or discharged in full concurrent with the consummation of the sale transaction, require Dole to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments, liens, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. The ABL revolver also contains a “springing covenant,” which would not be effective unless the availability under the ABL revolver were to fall below the greater of (i) $35 million and (ii) 12.5% of the lesser of the Total Commitment (as defined) and the borrowing base. To date, the springing covenant has never been effective and Dole does not currently anticipate that the springing covenant will become effective. At December 29, 2012, Dole was in compliance with all applicable covenants.

A breach of a covenant or other provision in any debt instrument governing Dole’s indebtedness could result in a default under that instrument and, due to customary cross-default and cross-acceleration provisions, could result in a default under Dole’s other debt instruments. Upon the occurrence of an event of default under the senior secured credit facilities or other debt instrument, the lenders or holders of such debt could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If Dole were unable to repay those amounts, the lenders could proceed against the collateral granted to them, if any, to secure the indebtedness. If the lenders under Dole’s indebtedness were to accelerate the payment of the indebtedness, Dole cannot give assurance that its assets would be sufficiently liquid to repay in full its outstanding indebtedness on an accelerated basis.

Debt Issuance Costs

In connection with the 2011 Refinancing, Dole incurred debt issuance costs of $13 million. During 2010, Dole incurred debt issuance costs of $17 million related to the amendments of the senior secured credit facilities. During 2009, Dole incurred debt issuance costs of $25.5 million in connection with the issuance of the 2016 Notes, as well as the issuance of the 2014 Notes and the amendment of Dole’s senior secured credit facilities. Debt issuance costs are capitalized and amortized into interest expense over the term of the underlying debt. During the years ended December 29, 2012, December 31, 2011 and January 1, 2011, Dole amortized deferred debt issuance costs of $5.4 million, $5.8 million and $6.6 million, respectively, which have been reflected in discontinued operations.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

As a result of the 2011 Refinancing, Dole recorded a charge of $12.7 million which has been reflected in discontinued operations. The charge relates to fees incurred in connection with the refinancing as well as the write-off of debt issuance costs and debt discounts.

During 2010, Dole wrote off $4.6 million of deferred debt issuance costs resulting from the amendment of the senior secured credit facilities, as well as the refinancing of the term loan facilities in connection with the amendments. The refinancing of the term loans and a portion of the ABL revolver, as a result of the amendments, was accounted for as extinguishment of debt. The charge was reflected in discontinued operations, net for the year ended January 1, 2011.

Debt discounts on term loan facilities in connection with the 2011 Refinancing were $6.8 million. Debt discounts on term loan facilities in connection with 2010 amendments of the senior secured credit facilities totaled $8.5 million. Debt discounts are amortized over the term of the underlying debt and have been reflected in discontinued operations. During the years ended December 29, 2012, December 31, 2011 and January 1, 2011, Dole amortized debt discounts of $5.4 million, $5.0 million and $4.7 million, respectively.

Fair Value of Debt

Dole estimates the fair value of its unsecured notes and debentures based on current quoted market prices. The term loans are traded between institutional investors on the secondary loan market, and the fair values of the term loans are based on the last available trading price.

The carrying values and estimated fair values of Dole’s debt based on level 2 inputs in the fair value hierarchy are summarized below:

	December 29, 2012		December 31, 2011
	Carrying Values	Estimated Fair Values	Carrying Values	Estimated Fair Values
	(In thousands)
Secured and unsecured notes and debentures	$637,637	$681,731	$633,970	$694,314
Term loans	858,492	867,702	884,304	888,784

Carrying values are net of debt discounts.

Maturities of Notes Payable and Long-Term Debt

Stated maturities with respect to notes payable and long-term debt as of December 29, 2012 were as follows (in thousands), although all of the senior notes, debentures, term loan facilities and the ABL will be repaid, defeased or discharged in full concurrent with the consummation of the sale transaction,:

Fiscal Year	Amount
2013	$181,512
2014	185,799
2015	9,604
2016	444,086
2017	11,012
Thereafter	862,145

Total	$1,694,158

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Uncommitted Lines of Credit

In addition to amounts available under the revolving credit facility, Dole’s continuing operation subsidiaries have uncommitted lines of credit of approximately $26 million at various local banks, of which $6.3 million was available at December 29, 2012. Dole’s discontinued operation subsidiaries have uncommitted lines of credit of approximately $141.2 million at various local banks, of which $94.4 million was available at December 29, 2012. These lines of credit are used primarily for short-term borrowings, foreign currency exchange settlement and the issuance of letters of credit or bank guarantees. Several of Dole’s uncommitted lines of credit expire in 2013, while others do not have a commitment expiration date. These arrangements may be cancelled at any time by Dole or the banks. Dole’s ability to utilize these lines of credit may be impacted by the terms of its senior secured credit facilities and bond indentures.

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

In connection with the sale of Dole Asia, certain international pension plans and certain OPRB plans will be assumed by ITOCHU. In addition, ITOCHU has the option to pay Dole $29 million and not assume a portion of the U.S. Pension Plan obligations that specifically relate to Dole Asia employees. Since Dole has determined that it is not probable as of December 29, 2012 that ITOCHU will assume the U.S. Pension Plan obligations that relate to Dole Asia employees, Dole has not included those balances in liabilities related to assets-held-for-sale.

Dole sponsors one qualified pension plan for U.S. employees, which is funded. All but one of Dole’s international pension plans and all of its OPRB plans are unfunded.

Substantially all pension benefits for U.S. employees were frozen in 2002. There were approximately 125 employees who continue to earn benefits under the terms of collective bargaining agreements at December 29, 2012.

Dole uses a December 31 measurement date for all of its plans.

Pension Protection Act of 2006 and Worker, Retiree, and Employer Recovery Act of 2008

In August 2006, the Pension Protection Act of 2006 was signed into law. This legislation changed the method of valuing the U.S. qualified pension plan assets and liabilities for funding purposes, as well as the minimum funding requirements. The Worker, Retiree, and Employer Recovery Act of 2008 was signed into law in December 2008. The combined effect of these laws have been larger contributions since 2009, with the goal of being fully funded in the next several years. The amount of unfunded liability in future years will be affected by future contributions, demographic changes, investment returns on plan assets, and interest rates, so full funding may be achieved sooner or later. Dole anticipates funding pension contributions with cash from operations.

As a result of the Pension Protection Act of 2006, Dole anticipates making contributions to its U.S. qualified plan averaging approximately $10.5 million per year over the next eight years.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Obligations and Funded Status — The status of Dole’s defined benefit pension and OPRB plans was as follows:

	U.S. Pension Plans		International Pension Plans		OPRB Plans
	Year Ended December 29, 2012	Year Ended December 31, 2011	Year Ended December 29, 2012	Year Ended December 31, 2011	Year Ended December 29, 2012	Year Ended December 31, 2011
	(In thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of period	$305,721	$308,051	$118,325	$104,036	$42,583	$42,037
Service cost	181	186	8,313	6,804	69	75
Interest cost	13,889	14,818	7,260	7,051	2,083	2,122
Plan amendments and other	847	—	—	1,294	—	1,778
Foreign currency exchange rate changes	—	—	3,823	(973)	60	—
Actuarial loss	30,771	4,846	7,199	15,627	2,087	791
Curtailments, settlements and terminations, net	—	—	(4,440)	(7,111)		—
Benefits paid	(22,260)	(22,180)	(9,787)	(8,403)	(3,975)	(4,220)

Benefit obligation at end of period	$329,149	$305,721	$130,693	$118,325	$42,907	$42,583

Change in plan assets:
Fair value of plan assets at beginning of period	$185,836	$194,655	$5,735	$5,270	$—	$—
Actual return on plan assets	20,879	(3,173)	470	474	—	—
Company contributions	18,364	16,534	14,233	16,304	3,975	4,220
Foreign currency exchange rate changes	—	—	392	(9)	—	—
Benefits paid	(22,260)	(22,180)	(9,787)	(8,403)	(3,975)	(4,220)
Settlements	—	—	(4,440)	(7,901)	—	—

Fair value of plan assets at end of period	$202,819	$185,836	$6,603	$5,735	$—	$—

Funded status	$(126,330)	$(119,885)	$(124,090)	$(112,590)	$(42,907)	$(42,583)

Amounts recognized in the Consolidated Balance Sheets:
Current liabilities	$(2,963)	$(2,786)	$(6,100)	$(8,762)	$(3,836)	$(3,918)
Long-term liabilities	(123,367)	(117,099)	(62,404)	(103,828)	(38,081)	(38,665)
Liabilities held-for-sale	—	—	(55,586)	—	(990)	—

	$(126,330)	$(119,885)	$(124,090)	$(112,590)	$(42,907)	$(42,583)

Of the projected benefit obligation, $62.2 million and $1.0 million related to Dole Asia for the international and OPRB plans, respectively. In addition, Dole Asia’s share of the U.S. Pension plans projected benefit obligation was $85.8 million as of December 29, 2012.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Amounts recognized in accumulated other comprehensive loss were as follows:

	U.S. Pension Plans		International Pension Plans		OPRB Plans
	Year Ended December 29, 2012	Year Ended December 31, 2011	Year Ended December 29, 2012	Year Ended December 31, 2011	Year Ended December 29, 2012	Year Ended December 31, 2011
	(In thousands)
Net actuarial loss (gain)	$138,880	$121,868	$27,542	$23,262	$(22)	$(2,051)
Prior service cost (benefit)	—	—	3,148	3,495	(12,183)	(15,707)
Net transition obligation	—	—	3	5	—	—
Income taxes	(48,884)	(42,795)	(3,150)	(2,076)	6,788	8,707

Total	$89,996	$79,073	$27,543	$24,686	$(5,417)	$(9,051)

Accumulated other comprehensive loss for the international pension plans includes $6.6 million and $4.1 million related to Dole Asia for the year ended December 29, 2012 and December 31, 2011, respectively. In addition, the accumulated other comprehensive loss for the OPRB plans includes $0.4 million and $5 million related to Dole Asia for the year ended December 29, 2012 and December 31, 2011, respectively.

All of Dole’s pension plans were underfunded at December 29, 2012, having accumulated benefit obligations exceeding the fair value of plan assets. The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	December 29, 2012	December 31, 2011
	(In thousands)
Projected benefit obligation	$459,842	$424,046
Accumulated benefit obligation	$424,451	$391,993
Fair value of plan assets	$209,422	$191,571

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Components of Net Periodic Benefit Cost and Other Changes Recognized in Other Comprehensive Loss

The components of net periodic benefit cost and other changes recognized in other comprehensive loss for Dole’s U.S. and international pension plans and OPRB plans were as follows:

	U.S. Pension Plans			International Pension Plans
	Year Ended December 29, 2012	Year Ended December 31, 2011	Year Ended January 1, 2011	Year Ended December 29, 2012	Year Ended December 31, 2011	Year Ended January 1, 2011
	(In thousands)
Components of net periodic benefit cost:
Service cost	$181	$186	$197	$8,313	$6,804	$5,988
Interest cost	13,889	14,818	15,677	7,260	7,051	7,015
Expected return on plan assets	(15,293)	(16,377)	(16,356)	(432)	(453)	(454)
Amortization of:
Net loss	8,168	6,617	3,853	1,672	906	463
Prior service cost	—	—	—	397	422	697
Net transition obligation	—	—	—	2	2	25
Curtailments, settlements and terminations, net	—	—	—	1,223	1,705	2,099
Restructuring related settlements and other	—	—	—	—	3,575	5,449

Total net periodic benefit costs.	$6,945	$5,244	$3,371	$18,435	$20,012	$21,282

Discontinued operations included in net periodic benefit cost	$—	$—	$—	$7,039	$7,656	$6,083

Other changes recognized in other comprehensive loss:
Net loss (gain)	$25,185	$24,395	$13,911	$6,936	$14,640	$13,597
Prior service cost	—	—	—	—	—	1,217
Amortization of:
Net loss (gain)	(8,168)	(6,617)	(3,853)	(2,895)	(4,205)	(8,415)
Prior service cost	—	—	—	(397)	(496)	(1,028)
Transition obligation	—	—	—	(2)	(2)	(25)
Foreign currency adjustment	—	—	—	290	(150)	209
Income taxes	(6,089)	(7,086)	—	(1,074)	(380)	(1,019)

Total recognized in other comprehensive loss	$10,928	$10,692	$10,058	$2,858	$9,407	$4,536

Total recognized in net periodic benefit cost and other comprehensive loss, net of income taxes	$17,873	$15,936	$13,429	$21,293	$29,419	$25,818

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

	OPRB Plans
	Year Ended December 29, 2012	Year Ended December 31, 2011	Year Ended January 1, 2011
	(In thousands)
Components of net periodic benefit cost:
Service cost	$69	$75	$82
Interest cost	2,083	2,122	2,343
Amortization of:
Net loss (gain)	77	67	(117)
Prior service benefit	(3,524)	(3,524)	(3,524)
Restructuring related settlements and other	—	1,778	—

Total net periodic benefit costs.	$(1,295)	$518	$(1,216)

Discontinued operation included in net periodic benefit cost	$56	$58	$57

Other changes recognized in other comprehensive loss:
Net loss (gain)	$2,087	$813	$1,208
Prior service benefit	—	—	—
Amortization of:
Net loss (gain)	(76)	(66)	117
Prior service benefit	3,524	3,524	3,524
Foreign currency adjustment	12	—	—
Income taxes	(1,919)	(1,498)	—

Total recognized in other comprehensive loss	$3,628	$2,773	$4,849

Total recognized in net periodic benefit cost and other comprehensive loss, net of income taxes	$2,333	$3,291	$3,633

The estimated actuarial net gain or loss, prior service benefit and transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $14.8 million of expense. The estimated actuarial net gain and prior service benefit for the OPRB plans that will be amortized from accumulated other comprehensive loss into periodic benefit cost over the next fiscal year is $3.3 million of income.

Assumptions

Weighted average assumptions used to determine benefit obligations were as follows:

	U.S. Pension Plans		International Pension Plans		OPRB Plans
	2012	2011	2012	2011	2012	2011
Discount rate	3.75%	4.72%	6.09%	6.51%	4.23%	5.13%
Rate of compensation increase	—	—	4.69%	5.01%	—	—

Weighted average assumptions used to determine net periodic benefit cost were as follows:

	U.S. Pension Plans			International Pension Plans			OPRB Plans
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount rate	4.72%	5.00%	5.50%	6.51%	7.06%	7.70%	5.13%	5.22%	5.85%
Compensation increase	—	—	—	5.01%	4.73%	5.37%	—	—	—
Rate of return on plan assets	7.50%	8.00%	8.00%	7.25%	8.50%	10.00%	—	—	—

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

The accumulated pension benefit obligation for Dole’s U.S. OPRB plan were determined using the following assumed annual rate of increase in the per capita cost of covered health care benefits:

	2013	2012
Health care costs trend rate assumed for next year	7.5%	7.5%
Rate of increase to which the cost of benefits is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2018	2017

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

A one-percentage-point change in assumed health care cost trend rates would have the following impact on Dole’s OPRB plans:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
	(In thousands)
Increase (decrease) in service and interest cost	$120	$(104)
Increase (decrease) in postretirement benefit obligation	$2,626	$(2,267)

Plan Assets

The following is the target asset mix for Dole’s U.S. pension plan, which management believes provides the optimal tradeoff of diversification and long-term asset growth:

Target Allocation
Fixed income securities	50%
Equity securities	49%
Private equity	1%

Dole’s U.S. pension plan weighted average asset allocations by asset category were as follows:

	December 29, 2012	December 31, 2011
Fixed income securities	50%	50%
Equity securities	49%	49%
Private equity	1%	1%

Total	100%	100%

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

The pension plan did not hold any of Dole’s common stock at December 29, 2012 and December 31, 2011.

Dole determines the expected return on pension plan assets based on an expectation of average annual returns over an extended period of years. Dole also considers the weighted-average historical rate of returns on securities with similar characteristics to those in which Dole’s pension assets are invested.

Dole applies the “10% corridor” approach to amortize unrecognized actuarial gains (losses) on both its U.S. and international pension and OPRB plans. Under this approach, only actuarial gains (losses) that exceed 10% of the greater of the projected benefit obligation or the market-related value of the plan assets are amortized. The amortization period is based on the average remaining service period of active employees expected to receive benefits under each plan or over the life expectancy of inactive participants where all, or nearly all, participants are inactive. For the year ended December 29, 2012, the average remaining service period used to amortize unrecognized actuarial gains (losses) for its domestic plans was approximately 8.5 years.

Plan Contributions and Estimated Future Benefit Payments

During 2012, Dole contributed $16.5 million to its qualified U.S. pension plan. These contributions were made to comply with minimum funding requirements under the Internal Revenue Code. Dole expects to contribute approximately $13.3 million to its U.S. qualified plan in 2013. Dole intends to make future contributions to the U.S. pension plan that will satisfy the minimum funding requirements. Future contributions to the U.S. pension plan in excess of the minimum funding requirement are voluntary and may change depending on Dole’s operating performance or at management’s discretion. Dole expects to make $18.3 million of contributions related to its other U.S. and foreign pension and OPRB plans in 2013.

The following table presents estimated future benefit payments:

	U.S. Pension Plans	International Pension Plans		OPRB Plans
Fiscal Year	Continuing Operations	Continuing Operations	Dole Asia	Continuing Operations	Dole Asia
2013	$23,544	$6,100	$5,363	$3,836	$61
2014	22,570	5,368	7,424	3,736	62
2015	22,230	5,367	6,416	3,647	64
2016	22,012	5,344	6,502	3,548	66
2017	21,488	6,459	6,417	3,427	67
2018-2021	103,046	36,458	26,151	15,098	354

Total	$214,890	$65,096	$58,273	$33,292	$674

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Defined Contribution Plans

Dole offers defined contribution plans to eligible employees. Such employees may defer a percentage of their annual compensation in accordance with plan guidelines. Some of these plans provide for a Company match that is subject to a maximum contribution as defined by the plan. Company contributions to its defined contribution plans totaled $11.2 million, $10.1 million and $6.5 million in the years ended December 29, 2012, December 31, 2011and December 31, 2011, respectively.

Multi-Employer Plans

Dole is also party to various industry-wide collective bargaining agreements that provide pension benefits. Total contributions to multi-employer foreign benefit plans for eligible participants were approximately $1.3 million, $1.1 million and $1.3 million in the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

The following table presents details for Dole’s U.S. multi-employer defined benefit plan:

		Pension Protection Act Zone Status		Contributions
Pension Plan	EIN/Pension Plan Number	Fiscal 2012	Fiscal 2011	December 29, 2012	December 31, 2011	January 1, 2011	Expiration Collective Bargaining Agreement
				(In thousands)
Western Conference of Teamsters Pension Plan	91-6145047-001	Not critical	Not critical	$779	$779	$685	9/15/2014

Note 14 — Business Segments

Due to the reporting of the packaged foods reportable operating segment as discontinued operations, Dole has two reportable operating segments from continuing operations: fresh fruit and fresh vegetables. These reportable segments are managed separately due to differences in geography, products, production processes, distribution channels and customer bases.

The fresh fruit reportable operating segment (“fresh fruit”) primarily sells bananas, fresh pineapple and deciduous fruit, which are sourced from local growers or Dole-owned or leased farms located in Latin America, with significant selling locations in North America and Western Europe. Dole Asia’s fresh produce business formerly was included in the fresh fruit reportable operating segment, but is reported as discontinued operations in this report as a result of the sale transaction.

The fresh vegetables reportable operating segment (“fresh vegetables”) sells packaged salads and has a line of fresh-packed products that includes iceberg and romaine lettuce, celery and fresh berries including strawberries and blueberries. Substantially all of the sales for fresh vegetables are generated in North America.

Dole’s management evaluates and monitors segment performance primarily through earnings before interest expense and income taxes before discontinued operations (“EBIT”). EBIT is calculated by adding interest expense and income taxes to income (loss) from continuing operations, net of income taxes. Management believes that segment EBIT provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each segment in relation to Dole as a whole. EBIT is not defined under U.S. GAAP and should not be considered in isolation or as a substitute for net income or cash flow measures prepared in accordance with U.S. GAAP or as a measure of Dole’s profitability. Additionally, Dole’s computation of EBIT may not be comparable to other similarly titled measures computed by other companies because not all companies calculate EBIT in the same manner.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Revenues for continuing operations were as follows:

	2012	2011	2010
	(In thousands)
Revenues:
Fresh fruit	$3,141,192	$3,757,048	$3,694,487
Fresh vegetables	1,103,999	1,019,673	990,807
Corporate	1,517	1,703	1,564

	$4,246,708	$4,778,424	$4,686,858

The table above includes intersegment revenues from the Dole Asia business of $53 million, $40 million and $31 million for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

EBIT for continuing operations was as follows:

	2012	2011	2010
	(In thousands)
Fresh fruit EBIT	$103,457	$138,846	$109,931
Fresh vegetables EBIT	24,839	31,355	34,328

Total operating segments EBIT	128,296	170,201	144,259
Corporate:
Net unrealized loss on foreign denominated instruments	(474)	(1,724)	(3,173)
Share-based compensation	(7,539)	(5,808)	(4,533)
ITOCHU transaction costs	(48,395)	—	—
Operating expenses, net	(47,709)	(53,333)	(44,257)

Corporate	(104,117)	(60,865)	(51,963)
Interest expense	(12,219)	(9,628)	(8,256)
Income taxes	(10,755)	2,070	(6,000)

Income from continuing operations	1,205	101,778	78,040
Loss from discontinued operations, net of income taxes	(150,003)	(60,324)	(111,163)
Gain from disposal of discontinued operations, net of income taxes	7,231	339	2,957

Net income (loss)	$(141,567)	$41,793	$(30,166)

Corporate EBIT includes general and administrative costs not allocated to operating segments.

Substantially all of Dole’s earnings from equity method investments, which have been included in EBIT in the table above, relate to the fresh fruit operating segment.

Financial Position:

	December 29, 2012	December 31, 2011
	(In thousands)
Total assets:
Fresh fruit	$1,472,551	$2,129,910
Fresh vegetables	509,233	489,091
Packaged foods	—	743,447

Total operating segments	1,981,784	3,362,448
Corporate	357,253	903,851
Discontinued operations	1,890,734	5,023

	$4,229,771	$4,271,322

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Depreciation and amortization by segment were as follows:

	2012	2011	2010
	(In thousands)
Depreciation and amortization:
Fresh fruit	$37,367	$40,869	$53,039
Fresh vegetables	26,868	21,337	20,762

Total operating segments	64,235	62,206	73,801
Corporate	1,621	1,693	2,102
Discontinued operations	38,844	40,022	38,336

	$104,700	$103,921	$114,239

Capital additions by segment were as follows:

	2012	2011	2010
	(In thousands)
Capital additions:
Fresh fruit	$40,207	$26,269	$24,335
Fresh vegetables	19,900	10,080	22,387

Total operating segments	60,107	36,349	46,722
Corporate	240	332	643
Discontinued operations	48,567	40,624	52,493

	$108,914	$77,305	$99,858

Dole’s continuing operations revenues from external customers by country/region were as follows:

	2012	2011	2010
	(In thousands)
Revenues from external customers:
United States	$2,206,980	$2,199,630	$2,045,428
Sweden	465,860	501,995	469,087
Canada	269,900	237,928	240,394
Germany	179,905	478,536	478,683
Italy	148,492	174,307	187,557
Spain	29,774	137,584	129,436
Other Euro zone countries	302,241	366,271	390,100
Other international	643,556	682,173	746,173

	$4,246,708	$4,778,424	$4,686,858

No individual country in the “Other international” category above had revenues from external customers that were in excess of 5% of consolidated revenues.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Dole’s tangible long-lived assets by country/region were as follows:

	December 29, 2012	December 31, 2011
	(In thousands)
Tangible long-lived assets:
United States	$476,588	$598,843
Oceangoing assets	72,840	80,959
Philippines	—	176,944
Costa Rica	67,578	73,060
Honduras	72,166	72,023
Chile	26,629	25,969
Ecuador	61,411	47,284
Other international	83,766	136,300

	$860,978	$1,211,382

Dole Asia’s long-lived assets of approximately $343 million at December 29, 2012 were included in assets-held-for-sale.

Note 15 — Operating Leases and Other Commitments

In addition to obligations recorded on Dole’s Consolidated Balance Sheet as of December 29, 2012, Dole has commitments under cancelable and non-cancelable operating leases, primarily for land, machinery and equipment, vessels and containers and office and warehouse facilities. A significant portion of Dole’s lease payments are fixed.

Total rental expense, including rent related to cancelable and non-cancelable leases were as follows:

	December 29, 2012	December 31, 2011	January 1, 2011
	(In thousands)
Continuing Operations:
Rental expense, gross	$118,536	$133,158	$156,908
Sublease income	(23,306)	(17,336)	(16,154)

	$95,230	$115,822	$140,754

Discontinued Operations:
Rental expense, gross	51,125	50,392	45,297
Sublease income	(152)	(83)	(157)

	$50,973	$50,309	$45,140

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

As of December 29, 2012, Dole’s non-cancelable minimum lease commitments, including the residual value guarantee, before sublease income, were as follows:

Fiscal Year	Discontinued Operations	Continuing Operations	Total
	(In thousands)
2013	$13,674	$75,817	$89,491
2014	10,722	53,460	64,182
2015	10,132	29,744	39,876
2016	9,251	17,499	26,750
2017	8,592	13,477	22,069
Thereafter	42,838	32,343	75,181

Total	$95,209	$222,340	$317,549

Total expected future sublease income expected to be earned over 7 years is $0.1 million for Dole Asia and $20.9 million for Dole following the completion of the sale transaction.

In order to secure sufficient product to meet demand and to supplement Dole’s own production, Dole historically has entered into non-cancelable agreements with independent growers, primarily in Latin America and North America, to purchase substantially all of their production subject to market demand and product quality. Prices under these agreements are generally tied to prevailing market rates and contract terms generally range from one to ten years. Total purchases under these agreements for the years ended December 29, 2012, December 31, 2011 and January 1, 2011were $708.1 million, $667.6 million and $637.3 million, respectively. Of these total purchases, $132.8 million, $117.2 million and $91.4 million were related to discontinued operations for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

At December 29, 2012, aggregate future payments under such purchase commitments (based on December 29, 2012 pricing and volumes) were as follows:

Fiscal Year	Discontinued Operations	Continuing Operations	Total
	(In thousands)
2013	$42,007	$559,123	$601,130
2014	12,887	254,147	267,034
2015	12,022	85,563	97,585
2016	11,412	14,972	26,384
2017	10,870	13,803	24,673
Thereafter	12,869	13,803	26,672

Total	$102,067	$941,411	$1,043,478

In order to ensure a steady supply of packing supplies and to maximize volume incentive rebates, Dole historically has entered into contracts for the purchase of packing supplies; some of these contracts run through 2014. Prices under these agreements are generally tied to prevailing market rates. Purchases under these contracts for the years ended December 29, 2012, December 31, 2011 and January 1, 2011 were approximately $209 million, $199 million and $190.4 million, respectively. Of these total contracts, $44.9 million, $46.7 million and $32.9 million were related to discontinued operations for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Under these contracts, Dole was committed at December 29, 2012 to purchase packing supplies, assuming current price levels, as follows:

Fiscal Year	Discontinued Operations	Continuing Operations	Total
	(In thousands)
2013	$19,715	$199,884	$219,599
2014	7,539	90,000	97,539

Total	$27,254	$289,884	$317,138

Dole has numerous collective bargaining agreements with various unions covering approximately 45% of Dole’s continuing operations hourly full-time and seasonal employees. Of these unionized employees, 57% are covered under a collective bargaining agreement that will expire within one year and the remaining 43% are covered under collective bargaining agreements expiring beyond the upcoming year. Dole Asia has collective bargaining agreements with various unions that cover approximately 29% of employees, of which 92% are covered under collective bargaining agreements that expire within one year, and 8% that expire beyond the upcoming year. These agreements are subject to periodic negotiation and renewal. Failure to renew any of these collective bargaining agreements may result in a strike or work stoppage; however, management does not expect that the outcome of these negotiations and renewals will have a material adverse impact on Dole’s financial condition or results of operations.

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

Interest Rate Swap, Cross Currency Swap and Related Restricted Deposits, and Long-term Japanese Yen Hedges

Dole entered into an interest rate swap in 2006 to hedge future changes in interest rates. This agreement effectively converted $320 million of borrowings under Term Loan C, which was variable-rate debt, to a fixed-rate basis that matured June 16, 2011.

In connection with the March 2010 refinancing transaction, some of the terms of Dole’s senior secured credit facilities were amended. Dole evaluated the impact of these amendments on its hedge designation for its

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

interest rate swap and determined not to re-designate the interest rate swap as a cash flow hedge of its interest rate risk associated with Term Loan C. As a result, changes in the fair value of the interest rate swap after de-designation on March 2, 2010 were recorded in interest expense. The unrealized loss in AOCI was recognized into interest expense through the June 2011 maturity as the underlying Term Loan C interest payments were made. As a result of the reclassification of Dole Asia’s results of operations into discontinued operations, interest expense related to the interest rate swap for all periods presented has been reclassified to discontinued operations for all periods presented.

During 2006 (subsequently amended in 2009), Dole executed a cross currency swap to synthetically convert $320 million of Term Loan C into Japanese yen denominated debt in order to effectively lower the U.S. dollar fixed interest rate. The cross currency swap was scheduled to mature in June 2011. During 2009, Dole entered into a collateral arrangement that required Dole to provide collateral to its counterparties when the fair market value of the cross currency and interest rate swaps exceeded a combined liability of $35 million.

During the first quarter of 2011, Dole entered into a transaction to effectively unwind the cross currency swap by refinancing its obligation under the cross currency swap and entering into a series of long-term Japanese yen hedges that mature through December 2014. As a result of the unwind of the cross currency swap, the collateral arrangement with the counterparties was no longer required. The long-term Japanese yen hedges require Dole to buy U.S. Dollars and sell Japanese yen at an exchange rate of ¥101.3. At inception, these contracts were in a liability position and the total notional amount outstanding of the long-term Japanese yen hedges was $596.3 million. At December 29, 2012 the liability was approximately $70.1 million, and the total notional amount outstanding of the long-term Japanese yen hedges was $387.4 million. The value of these contracts will fluctuate based on changes in the exchange rate over the life of the individual forward contracts.

Upon entering into the long-term Japanese yen hedges, Dole designated the long-term Japanese yen forward contracts as cash flow hedges of its forecasted Japanese yen revenue stream. Due to the fact that there is a significant financing element present at the inception of the long-term Japanese yen hedges, the cash inflows or outflows associated with settlement of these contracts are included within the financing activities in Dole’s consolidated statement of cash flows. While the long-term Japanese yen hedges were designated as cash flow hedges, a portion of the long-term Japanese yen hedges were deemed ineffective. With respect to this portion, changes in the fair value of the hedges were recorded directly to income because the ineffectiveness was considered to be caused by the financing element of this instrument. As a result of the reclassification of Dole Asia’s results of operations into discontinued operations, amounts recorded to other income (expense), net for the cross currency swap and the long-term Japanese yen hedges for all periods have been presented in discontinued operations.

As a result of Dole executing a definitive agreement with ITOCHU on September 17, 2012 to sell Dole Asia, it was no longer considered to be probable that the forecasted Japanese yen revenue streams in 2013 and 2014 would occur. Accordingly, Dole de-designated these contracts as cash flow hedges on that date. Changes in the fair value of these hedges subsequent to September 17, 2012, were recorded to other income (expense), net in the consolidated statement of operations. During the fourth quarter of 2012, management determined that it was no longer reasonably possible that the forecasted Japanese yen revenue streams would occur; the amounts remaining in AOCI for the long-term Japanese yen forward contracts were reclassified to discontinued operations in the consolidated statement of operations. On March 8, 2013, Dole entered into an agreement to settle the long-term Japanese yen hedges, for $25.1 million payable after the close of the sale transaction.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

At December 29, 2012, the gross notional amounts of Dole’s derivative instruments are as follows:

	Average Strike Price	Notional Amount
	(In thousands, except average strike price)
Derivatives designated as cash flow hedging instruments:
Foreign currency hedges (buy/sell):
U.S. dollar/Euro	EUR 1.28/$	$141,167
Chilean peso/U.S. dollar	CLP 490.47/$	26,615
Derivatives not designated as hedging instruments:
Foreign currency hedges (buy/sell):
U.S. dollar/Japanese yen	JPY 101.30/$	387,393
South African rand/Euro	ZAR 11.63/€	€2,735
South African rand/U.S. dollar	ZAR 8.95/$	1,260
South African rand/ British pound sterling	ZAR 14.16/£	£400
Bunker fuel hedges	USD 565/mt	18,833mt

The following table presents the derivative assets (liabilities) at fair value for derivatives designated as cash flow hedging investments:

	Balance Sheet Classification	December 29, 2012		December 31, 2011
		(In thousands)
Assets:
Foreign currency exchange contracts	Receivables, net	$137		$5,427

		137		5,427
Liabilities:
Foreign currency exchange contracts	Accrued liabilities	(1,688	)(1)	(70,730)
	Other long-term liabilities	—		(123,304)

		(1,688)		(194,034)

Total derivatives designated as cash flow hedging instruments		$(1,551)		$(188,607)

(1)	This balance is a net amount comprised of participating forward hedges with assets of $1.6 million and liabilities of $3.3 million.

The following table presents the derivative assets (liabilities) at fair value for derivatives not designated as cash flow hedging investments:

	Balance Sheet Classification	December 29, 2012	December 31, 2011
		(In thousands)
Assets:
Foreign currency exchange contracts	Receivables, net	$72	$205
Bunker fuel hedges	Receivables, net	454	1,563

		526	1,768
Liabilities:
Foreign currency exchange contracts	Accrued liabilities	(34,419)	—
	Other long-term liabilities	(35,145)	—

		(69,564)	—

Total derivatives not designated as cash flow hedging instruments		$(69,038)	$1,768

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Settlement of the foreign currency hedges will occur during 2013 through 2014 and settlement of bunker fuel hedges will occur during 2013.

The effect of the interest rate swap and foreign currency hedges designated as cash flow hedging instruments on accumulated other comprehensive income (loss) and on the consolidated statements of operations were as follows:

	Gains (Losses) Recognized in AOCI During Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
	(In thousands)
Interest rate swap	$—	$—	$680
Foreign currency hedges(1)	27,397	(48,533)	(13,416)

	Classification in Statement of Operations	Gains (Losses) Reclassified Into Income During Year Ended			Gains (Losses) Recognized in Income due to Hedge Ineffectiveness or amounts Excluded from Effectiveness Testing During year Ended
		December 29, 2012	December 31, 2011	January 1, 2011	December 29, 2012	December 31, 2011	January 1, 2011
		(In thousands)
Interest rate swap	Discontinued operations	$—	$(6,644)	$(13,802)	$—	$—	$—
Foreign currency hedges	Cost of products sold	9,135	(2,459)	10,352	370	(278)	28
	Discontinued operations(2)	(22,270)	(22,367)	(5,987)	3,568	6,686	3,479

(1)	Amounts related to the long-term Japanese yen hedges have been included in this line item.
(2)	Included in this balance is the remaining AOCI balance associated with the long-term Japanese yen forward contract of $13.7 million that was reclassified to discontinued operations in the consolidated statement of operations once management found it no longer reasonably possible that the forecasted transaction would occur.

Unrealized gains and losses on the interest rate swap were recorded through AOCI through the de-designation date. Amounts included in AOCI as of the de-designation date were being amortized into interest expense as the quarterly payments were made through maturity of the interest rate swap in June 2011. As a result of the reclassification of Dole Asia’s results of operations into discontinued operations, interest expense related to the interest rate swap for all periods presented is recorded in discontinued operations. All unrecognized losses of $0.7 million related to the foreign currency hedges are expected to be realized into earnings in the next twelve months.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Net gains (losses) on derivatives not designated as hedging instruments, prior to being designated or post de-designation as derivative instruments were as follows:

	Classification in Statement of Operations	December 29, 2012	December 31, 2011	January 1, 2011
		(In thousands)
Foreign currency exchange contracts	Cost of products sold	$150	$(1,146)	$829
Bunker fuel contracts	Cost of products sold	627	4,648	1,356
Foreign currency exchange contracts	Other income (expense), net	44	2	—
Cross currency swap	Discontinued operations	—	(1,902)	(58,776)
Long-term Japanese yen hedges	Discontinued operations	43,572	(26,723)	—
Interest rate swap	Discontinued operations	—	(16)	(174)

Total		$44,393	$(25,137)	$(56,765)

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

Level 3: Unobservable inputs that are not corroborated by market data.

The following table provides a summary of the assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
	December 29, 2012	December 31, 2011
	(In thousands)
Assets:
Foreign currency exchange contracts	$209	$5,632
Bunker fuel contracts	454	1,563

	$663	$7,195

Liabilities:
Foreign currency exchange contracts	$(71,252)	$(194,034)

	$(70,589)	$(186,839)

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

For Dole, the assets and liabilities that are required to be recorded at fair value on a recurring basis are the derivative instruments. The fair values of Dole’s derivative instruments are determined using Level 2 inputs, which are defined as “significant other observable inputs.” The fair values of the foreign currency exchange contracts and bunker fuel contracts were estimated using internal discounted cash flow calculations based upon forward foreign currency exchange rates, bunker fuel futures, interest-rate yield curves or quotes obtained from brokers for contracts with similar terms less any credit valuation adjustments. Dole recorded a credit valuation adjustment at December 29, 2012 which reduced the derivative liability balances. The credit valuation adjustment was $0.5 million at December 29, 2012 and $10.5 million at December 31, 2011.

The following table shows the change in the credit valuation adjustment in the accompanying consolidated statements of operations and the portion that is reflected in OCI:

	December 29, 2012	December 31, 2011
Unrealized gain (loss) recorded in other income (expense), net	$(8,045)	$8,126
Unrealized gain (loss) recorded in OCI	(1,946)	1,946

	$(9,991)	$10,072

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

The goodwill and indefinite-lived intangible asset impairment analysis were performed by Dole during 2012 using a combination of discounted cash flow models and market multiples. The discounted cash flow models used estimates and assumptions including pricing and volume data, anticipated growth rates, profitability levels, tax rates and discount rates. The fair value of the goodwill and indefinite-lived intangible asset are highly sensitive to differences between estimates and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Fair Value of Retirement Plan Assets

Dole estimates the fair value of its retirement plan assets based on current quoted market prices. In instances where quoted market prices are not readily available, the fair value of the investments is estimated by the trustee. The carrying value and estimated fair values of Dole’s retirement plan assets are summarized below:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 29, 2012
	(In thousands)
Cash and cash equivalents	$533	$—	$—	$533
U.S. government securities	13,405	1,682	—	15,087
Foreign government/state/municipal securities	362	1,098	—	1,460
Corporate debt instruments	—	26,828	—	26,828
Common stock	1,301	—	—	1,301
Interest in registered investment companies	10,151	—	—	10,151
Common collective trusts	—	92,403	1,005	93,408
Interests in limited partnerships	—	—	174	174
Interest in 103-12 investment companies	—	38,777	8,897	47,674
Unallocated annuity contracts	—	—	11,302	11,302
Preferred stock and other	—	1,077	—	1,077
Due from broker for investments	427	—	—	427

Total	$26,179	$161,865	$21,378	$209,422

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2011
	(In thousands)
Cash and cash equivalents	$508	$—	$—	$508
Corporate debt instruments	—	3,462	—	3,462
Common stock	973	—	—	973
Interest in registered investment companies	27,106	—	—	27,106
Common collective trusts	—	87,678	1,439	89,117
Interests in limited partnerships	—	—	365	365
Interest in 103-12 investment companies	—	50,740	7,351	58,091
Unallocated annuity contracts	—	—	11,149	11,149
Preferred stock and other	—	800	—	800

Total	$28,587	$142,680	$20,304	$191,571

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The table below sets forth a summary of changes in the fair value of the plan’s Level 3 assets for the years ended December 29, 2012 and December 31, 2011:

	Fair Value Measurements Using significant Unobservable Inputs (Level 3)
	Common Collective Trusts	Interest in Limited Trusts	Unallocated Annuity Contracts	Interest in 103-12 Investment Companies	Total
	(In thousands)
Beginning balance — January 1, 2011	$1,652	$4	$10,762	$14,534	$26,952
Net realized and unrealized gains/(losses)	171	—	—	(1,866)	(1,695)
Net purchases, issuances and settlements	(384)	—	387	(5,317)	(5,314)
Net transfer in or (out) of Level 3	—	361	—	—	361

Beginning balance — December 31, 2011	1,439	365	11,149	7,351	20,304
Net realized and unrealized gains/(losses)	74	(15)	—	1,620	1,679
Net purchases, issuances and settlements	(508)	(176)	153	(74)	(605)
Net transfer in or (out) of Level 3	—	—	—	—	—

Ending balance — December 29, 2012	$1,005	$174	$11,302	$8,897	$21,378

Note 18 — Contingencies

Dole is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to Dole’s operations. At December 29, 2012, guarantees of $6.5 million consisted primarily of amounts advanced under third-party bank agreements to independent growers that supply Dole with product, all related to Dole’s discontinued operations. Dole has not historically experienced any significant losses associated with these guarantees.

Dole issues letters of credit and bank guarantees through its ABL revolver and, in addition, separately through major banking institutions. Dole also provides bonds issued by insurance companies. These letters of credit, bank guarantees and insurance company bonds are required by certain regulatory authorities, suppliers and other operating agreements. As of December 29, 2012, total letters of credit, bank guarantees and bonds outstanding under these arrangements were $195 million, of which $12.8 million related to discontinued operations.

Dole also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. Dole guaranteed $133.2 million of its subsidiaries’ obligations to their suppliers and other third parties as of December 29, 2012, $24.8 million of these guarantees related to discontinued operations.

Dole has change of control agreements with certain key executives, under which severance payments and benefits would become payable in the event of specified terminations of employment in connection with a change of control (as defined) of Dole. The consummation of the sale transaction is considered a change of control under the change of control agreements. Related to these agreements, Dole accrued $24.4 million at December 29, 2012.

Dole is involved from time to time in claims and legal actions incidental to its operations, both as plaintiff and defendant. Dole has established what management currently believes to be adequate reserves for pending legal matters. These reserves are established as part of an ongoing worldwide assessment of claims and legal

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

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

Currently there are 194 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP or seeking enforcement of Nicaragua judgments. In addition, there are 77 labor cases pending in Costa Rica under that country’s national insurance program.

Of the 194 lawsuits, 16 are currently pending in various jurisdictions in the United States. One case in Los Angeles Superior Court, the last remaining lawsuit brought in the United States by Nicaraguan plaintiffs, was dismissed after the Court found that the plaintiffs and their representatives engaged in blatant fraud, witness tampering and active manipulation. On March 11, 2011, the Court issued a final Statement of Decision, followed on March 31, 2011 by a Judgment, that vacates the prior judgment and dismisses all plaintiffs’ claims with prejudice. Plaintiffs filed a notice of appeal of that judgment on May 6, 2011, and briefing is expected to be completed in the second quarter of 2013. The remaining lawsuits are pending in Latin America and the Philippines. Claimed damages in DBCP cases worldwide total approximately $36 billion, with lawsuits in Nicaragua representing approximately 85% of this amount. Typically in these cases, Dole is a joint defendant with the major DBCP manufacturers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against Dole.

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

As to all the DBCP matters, Dole has denied liability and asserted substantial defenses. Dole believes there is no reliable scientific basis for alleged injuries from the agricultural field application of DBCP. Nevertheless, Dole is looking to resolve all DBCP litigation and claims once and for all. Although no assurance can be given concerning the outcome of the DBCP cases, in the opinion of management, after consultation with legal counsel and based on past experience defending and settling DBCP claims, neither the pending lawsuits and claims nor their resolution are expected to have a material adverse effect on Dole’s financial position or results of operations.

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

Dole received the Decision on October 21, 2008 and appealed the Decision to the European General Court in Luxembourg on December 24, 2008. Oral argument on the appeal was held on January 25, 2012. The General Court has given notice that its decision will be issued on March 14, 2013, which Dole believes could result in a possible resolution of this matter.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

(accrued from January 23, 2009). If the European General Court fully agrees with Dole’s arguments presented in its appeal, Dole will be entitled to the return of all monies paid, plus interest.

Although no assurances can be given, and although there could be a material adverse effect on Dole’s financial position or results of operations, Dole believes that it has not violated the European competition laws.

Honduran Tax Case:    In 2005, Dole received a tax assessment from Honduras of approximately $137 million (including the claimed tax, penalty, and interest through the date of assessment) relating to the disposition of all of Dole’s interest in Cervecería Hondureña, S.A in 2001. Dole believes the assessment is without merit and filed an appeal with the Honduran tax authorities, which was denied. As a result of the denial in the administrative process, in order to negate the tax assessment, on August 5, 2005, Dole proceeded to the next stage of the appellate process by filing a lawsuit against the Honduran government in the Honduran Administrative Tax Trial Court. The Honduran government sought dismissal of the lawsuit and attachment of assets, which Dole challenged. The Honduran Supreme Court affirmed the decision of the Honduran intermediate appellate court that a statutory prerequisite to challenging the tax assessment on the merits is the payment of the tax assessment or the filing of a payment plan with the Honduran courts; Dole has challenged the constitutionality of the statute requiring such payment or payment plan. Dole and the Honduran government are discussing the terms and conditions of a final resolution of the pending lawsuits and tax-related matters. Although no assurance can be given concerning the outcome of this case, in the opinion of management, after consultation with legal counsel, the pending lawsuits and tax-related matters are not expected to have a material adverse effect on Dole’s financial position or results of operations.

Former Shell Site:    Shell Oil Company and Dole were sued in several cases filed in Los Angeles Superior Court, beginning in 2009, alleging property damage and personal injury by persons claiming to be current or former residents in the area of a housing development built in the 1960s by a predecessor of what is now a Dole subsidiary, on land that had been owned and used by Shell as a crude oil storage facility for 40 years prior to the housing development. On April 20, 2011, the Court dismissed the case with prejudice, including all claims against Dole. On August 11, 2011, the Court overturned its dismissal in response to plaintiffs’ motion for reconsideration and permitted the filing of a second amended complaint by plaintiffs. The defendants filed motions to dismiss plaintiffs’ second amended complaint, which have been denied, except that Shell’s motions were granted to dismiss certain property damage claims and certain claims based on the allegation that Shell had engaged in ultra-hazardous activity. The California Regional Water Quality Control Board is supervising the cleanup on the former Shell site. On March 11, 2011, the Water Board issued a Cleanup and Abatement Order naming Shell as the Discharger and a Responsible Party, and ordering Shell to assess, monitor, and cleanup and abate the effects of contaminants discharged to soil and groundwater at the site. On April 22, 2011, the Water Board sent Dole a letter requiring Dole to supply information concerning ownership, development and activities of the former Shell site, which Dole did on September 15, 2011.

Note 19 — Related Party Transactions

David H. Murdock, Dole’s Chairman and Chief Executive Officer, owns, inter alia, Castle and Cooke, Inc. (“Castle”), a transportation equipment leasing company and a hotel. During the years ended December 29, 2012, December 31, 2011 and January 1, 2011, Dole paid Mr. Murdock’s companies an aggregate of approximately $6.6 million, $8.7 million and $9 million, respectively, primarily for the rental of truck chassis, generator sets and warehousing services. Castle purchased approximately $0.5 million, $0.5 million and $0.6 million of products from Dole during the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

During the fourth quarter of 2008, Dole and North Carolina State University executed a twenty-year sublease agreement pursuant to which Dole’s research center occupies eleven thousand gross square feet of office and laboratory in Kannapolis, North Carolina. Castle is the owner of the property. The rent expense paid to North Carolina State University was $0.7 million, $0.7 million and $0.6 million for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

Dole and Castle are responsible for 68% and 32%, respectively, of all obligations under an aircraft lease arrangement. Prior to fiscal 2009, each party was responsible for the direct costs associated with its use of this aircraft, and all other indirect costs were shared proportionately. Effective at the beginning of fiscal 2009, the indirect costs are shared based upon each party’s actual percentage of usage for the year. During the years ended December 29, 2012, December 31, 2011 and January 1, 2011, Dole’s share of the direct and indirect costs for this aircraft was $2.0 million, $2.1 million and $2.3 million, respectively.

Dole had a number of other transactions with Castle and other entities owned by Mr. Murdock, on an arms-length basis, none of which, individually or in the aggregate, were material. At December 29, 2012 and December 31, 2011, Dole had due from Castle outstanding net accounts receivable of $0.7 million and $0.4 million, respectively. At January 2, 2010, Dole had due from Castle outstanding net accounts receivable of less than $0.1 million and a note receivable of $9.8 million. During 2010, Dole collected $5.7 million which, represented its share of the note receivable. The remaining $4.1 million note receivable was ultimately disbursed during 2010 as a non-cash distribution.

Note 20 — Shareholders’ Equity

Dole’s authorized share capital as of December 29, 2012 consisted of 310 million shares, of which 300 million were designated as $0.001 par value common stock, and 10 million were designated as $0.001 par value preferred stock. Of the 300 million common shares authorized, 89 million shares were issued and outstanding (included in this balance are 710,001 restricted stock awards which are outstanding but pending vesting) at December 29, 2012. Of the 10 million preferred shares authorized, there were no shares issued and outstanding at December 29, 2012.

Dividends

Dole did not declare or pay a dividend during the years ended December 29, 2012, December 31, 2011 and January 1, 2011. Dole’s ability to declare and pay future dividends is subject to limitations contained in its senior secured credit facilities and bond indentures. At present, under such limitations, Dole could not declare or pay dividends exceeding $25 million in the aggregate.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 21 — Earnings Per Share

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
	(In thousands, except per share amounts)
Income (loss) from continuing operations excluding net income attributable to noncontrolling interests, net of income taxes	$(96)	$100,491	$76,742
Loss from discontinued operations excluding net income attributable to noncontrolling interests, net of income taxes	(151,598)	(62,471)	(113,823)
Gain on disposal of discontinued operations, net of income taxes	7,231	339	2,957

Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$(144,463)	$38,359	$(34,124)

Weighted average common shares outstanding — Basic	87,840	87,619	87,451
Dilutive effects of stock incentive plan	—	462	215

Weighted average common shares outstanding — Diluted	87,840	88,081	87,666

Earnings Per Share — Basic:
Income from continuing operations excluding net income attributable to noncontrolling interest, net of income taxes	$0.00	$1.15	$0.88
Loss from discontinued operations excluding net income attributable to noncontrolling interests, net of income taxes	(1.72)	(0.71)	(1.30)
Gain on disposal of discontinued operations, net of income taxes	0.08	—	0.03

Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$(1.64)	$0.44	$(0.39)

Earnings Per Share — Diluted:
Income from continuing operations excluding net income attributable to noncontrolling interests, net of income taxes	$0.00	$1.14	$0.88
Loss from discontinued operations excluding net income attributable to noncontrolling interests, net of income taxes	(1.72)	(0.70)	(1.30)
Gain on disposal of discontinued operations, net of income taxes	0.08	—	0.03

Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$(1.64)	$0.44	$(0.39)

Anti – dilutive shares of 823 thousand have been excluded from the calculation of diluted weighted average shares outstanding for the year ended December 29, 2012.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 22 — Share-Based Compensation

Under our 2009 Stock Incentive Plan, as amended and restated (“2009 Plan”), we have registered 13,000,000 shares of common stock for issuance. The 2009 Plan provides for issuance of nonqualified stock options, incentive stock options, stock appreciation rights, performance shares, performance units, restricted stock awards, restricted stock units and deferred stock units, any of which may be performance-based, and for incentive bonuses, which may be paid in cash or stock or a combination of both, to eligible employees, officers, non-employee directors and persons who have been retained to provide consulting, advisory or other services to Dole or any of its subsidiaries. The non-qualified stock options were time-based and expire 10 years from the grant date, three months after employee termination, one year after the date of an employees’ retirement or death, if earlier, or March 31, 2014, in the case of: (1) a category of employees who have a change of control agreement and whose employment with Dole will be terminating as a result of the sale transaction; and (2) a category of employees whose employment is continuing with ITOCHU or one of the acquired entities in the sale transaction, and who have accepted such continuing employment in writing with a release to Dole pursuant to the Acquisition Agreement. In addition, the stock options vest over a three year period, with shares becoming exercisable in equal annual installments of 33.3 percent. The restricted stock awards and restricted stock units are time-based and either vest at the end of a one-year period, vest over a three-year period in equal annual installments of 33.3 percent, or vest at the end of the three-year period. As of December 29, 2012, Dole had 7,340,046 shares of common stock available for future issuance of awards under the 2009 Plan. The shares of common stock to be issued under the 2009 Plan are made available from authorized and unissued Dole common stock.

Under the terms of Dole’s 2009 Plan, the sale of Dole Asia will result in a “change of control” as defined under the Plan, and as a result, the employees of Dole will immediately vest in their entire award, with no further service required beyond the date of the consummation of the sale of Dole Asia. As such, the requisite service period for all of the outstanding awards was originally based on the contractual vesting period of the awards, but now is based on the estimated closing date of the sale of Dole Asia given that Dole concluded in the fourth quarter of 2012 that the sale of Dole Asia was probable of occurring. Since the estimated requisite service period has been shortened to the estimated close date of the pending sale of Dole Asia, the recognition of the remaining unrecognized compensation cost will be accelerated on a prospective basis and will be recognized through the estimated close date of the sale of Dole Asia. As a result, we estimate that substantially all of the remaining unrecognized compensation associated with the outstanding awards granted under the 2009 Plan will be recognized during the first quarter of 2013.

Total share-based compensation expense recognized in the consolidated statements of operations was as follows:

	2012	2011	2010
	(In thousands)
Cost of products sold	$88	$111	$35
Selling, marketing and general administrative expenses	10,693	7,814	5,961

Total share-based compensation for continuing operations	10,781	7,925	5,996
Estimated income tax benefit included in provision for income taxes	(3,121)	(2,757)	—

Total share-based compensation for continuing operations, net of estimated income tax benefits	$7,660	$5,168	$5,996
Total share-based compensation for discontinued operations, net of estimated income tax benefits of ($291), ($197), $0	1,581	1,021	646

Total share-based compensation, net of estimated income tax benefits	$9,241	$6,189	$6,642

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Stock Options

A summary of stock option activity for fiscal 2012 was as follows:

	Shares Under Option (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2011	3,719	$10.41	8.9 years	$—
Granted	—	—
Exercised	(381)	$9.50		$934
Cancelled	—	—

Outstanding at December 29, 2012	3,338	$10.52	7.9 years	$4,073

Expected to vest in the future at December 29, 2012	1,220	$9.24	8.6 years	$2,488

Exercisable at December 29, 2012	2,062	$11.31	7.4 years	$1,471

The unrecognized compensation expense calculated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of December 29, 2012 was approximately $4.8 million.

Dole estimates the fair value of share-based payments using the Black-Scholes-Merton option-pricing model, which was developed for use in determining the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including expected term, expected volatility, dividend yield, and risk free rate. Changes in the input assumptions can materially affect the fair value estimates and ultimately how much Dole recognizes as share-based compensation expense. No stock options were granted during 2012. The weighted average fair value per share of stock options granted during 2011 and 2010 were $4.02 and $4.33, respectively, as estimated at the date of grant. The weighted average input assumptions used and resulting fair values were as follows:

	2011	2010
Expected life (in years)	6	6
Risk-free interest rate	1.2%	1.9%
Expected volatility	45.7%	44.2%
Dividend yield	—	—

Restricted Stock Awards

A summary of restricted stock activity for fiscal 2012 was as follows:

	Shares (In thousands)	Weighted Average Grant Date Fair value	Weighted Average Remaining Contractual Life
Unvested at December 31, 2011	1,193	$10.66	1.8 years
Granted	—	—
Vested	(477)	$12.50
Cancelled	(6)	$11.12

Unvested at December 31, 2011	710	$9.42	1.4 years

Expected to vest in the future at December 29, 2012	674	$9.42	1.4 years

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The fair value of Dole’s restricted stock awards were estimated at the date of the grant. The grant date fair value is the stock price on the date of grant. The weighted average fair value per share of restricted stock awards granted during 2011 and 2010 were $9.11 and $9.74, respectively. The unrecognized compensation expense calculated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of December 29, 2012 was approximately $2.9 million. The total fair value of the restricted stock awards vested during 2012, 2011 and 2010 was $6 million, $0.9 million and $0.9 million, respectively.

Restricted Stock Units

A summary of restricted stock unit activity for fiscal 2012 was as follows:

	Shares (In thousands)	Weighted Average Grant Date Fair value	Weighted Average Remaining Contractual Life
Unvested at December 31, 2011	180	$9.96	2.2 years
Granted	—	—
Vested	(33)	$12.50
Cancelled	—	—

Unvested at December 29, 2012	147	$9.39	1.5 years

Expected to vest in the future at December 29, 2012	140	$9.39	1.5 years

The fair value of Dole’s restricted stock units were estimated at the date of the grant. The grant date fair value is the stock price on the date of grant. The weighted average fair value per share of restricted stock units granted during 2011 and 2010 were $9.14 and $9.74, respectively. The unrecognized compensation expense calculated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of December 29, 2012 was approximately $0.6 million. The total fair value of the restricted stock units vested during 2012 was $0.4 million.

Performance Shares

A summary of performance shares activity for fiscal 2012 was as follows:

	Shares (In thousands)	Weighted Average Grant Date Fair value	Weighted Average Remaining Contractual Life
Unvested at December 31, 2011	183	$14.45	2 years
Granted	229	$10.11
Vested	—	—
Cancelled	—	—

Unvested at December 29, 2012	412	$12.04	1.6 year

Expected to vest in the future at December 29, 2012	392	$12.04	1.6 year

The fair value of Dole’s performance shares were estimated at the date of the grant. The grant date fair value is the stock price on the date of grant. The weighted average fair value per share of performance shares granted during 2011 was $14.45, no shares were granted in fiscal 2010. Each quarter Dole assesses the probability of vesting for the performance shares which is used to derive the compensation expense, and makes changes as

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

needed. The unrecognized compensation expense calculated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of December 29, 2012 was approximately $2.4 million.

The performance shares granted during 2012 represent performance shares given to employees during 2011 for which the performance metric was finalized during February 2012. During February 2012, the Corporate Compensation and Benefits Committee of the Board of Directors finalized the performance metric (net debt reduction, as defined), thereby establishing a grant date for accounting purposes. Under the terms of the performance share agreement, award recipients can receive up to 200% of the shares granted dependent upon achievement of the performance metric.

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

The summarized financial information presented below represents the combined accounts (at 100 percent) of Dole’s equity method investees:

Summarized Statement of Operations information for fiscal year	2012	2011	2010
	(In thousands)
Revenues, net	$1,509,927	$1,650,199	$1,183,877
Gross margin	185,597	241,997	424,397
Operating income	26,724	36,594	35,095
Net income	12,696	12,431	19,444

Summarized Balance Sheet information	December 29, 2012	December 31, 2011
	(In thousands)
Current assets	$473,821	$535,212
Noncurrent assets	363,222	342,714

Total assets	837,043	877,926
Current liabilities	313,955	407,384
Noncurrent liabilities	243,547	218,176

Total liabilities	557,502	625,560
Shareholders’ equity	263,398	237,879
Equity attributable to noncontrolling interests	16,143	14,487

Total equity	279,541	252,366
Dole’s total equity method investments	102,960	96,867

During the year ended December 29, 2012, purchases from Dole’s equity method investees were approximately $222 million, and sales to Dole’s equity method investees were approximately $109 million. In addition, Dole incurred approximately $9 million in costs during 2012 related to operating service agreements with certain equity method investees.

Dole has one principal equity method investment, Compagnie Financière de Participations (“CF”), a company in which Dole holds a non-controlling 40% ownership interest. CF accounts for approximately 74% of the December 29, 2012 investment balance.

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 24 — Guarantor Financial Information

Dole’s 100% owned domestic subsidiaries (“Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, Dole’s obligations under the indentures related to the 2013 Debentures, the 2014 Notes and the 2016 Notes, all of which will be repaid, defeased or discharged in full concurrent with the consummation of the sale transaction. Each Guarantee is subordinated in right of payment to the Guarantors’ existing and future senior debt, including obligations under the senior secured credit facilities, and will rank pari passu with all senior subordinated indebtedness of the applicable Guarantor.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The following are consolidating statements of operations of Dole for the years ended December 29, 2012, December 31, 2011 and January 1, 2011; consolidating statements of comprehensive income (loss) for the years ended December 29, 2012, December 31, 2011 and January 1, 2011; consolidating balance sheets as of December 29, 2012 and December 31, 2011 and consolidating statements of cash flows for the years ended December 29, 2012, December 31, 2011 and January 1, 2011.

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 29, 2012

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
Revenues, net	$35,515	$2,203,666	$3,431,578	$(1,424,051)	$4,246,708
Cost of products sold	(31,059)	(2,002,674)	(3,257,074)	1,411,865	(3,878,942)

Gross margin	4,456	200,992	174,504	(12,186)	367,766
Selling, marketing and general and administrative expenses	(55,761)	(133,322)	(133,637)	12,186	(310,534)
Charges for restructuring and long-term receivables	—	—	(5,158)	—	(5,158)
ITOCHU transaction related costs	(48,395)	—	—	—	(48,395)
Gain on asset sales	962	—	11,951	—	12,913

Operating income (loss)	(98,738)	67,670	47,660	—	16,592
Equity in subsidiary income	(1,983)	(97,936)	—	99,919	—
Other income (expense), net	8	33	(3,171)	—	(3,130)
Interest income	653	473	3,528	—	4,654
Interest expense	(4,798)	459	(7,880)	—	(12,219)

Income (loss) from continuing operations before income taxes and equity earnings	(104,858)	(29,301)	40,137	99,919	5,897
Income taxes	49,855	(39,938)	(20,672)	—	(10,755)
Earnings (loss) from equity method investments	745	125	5,193	—	6,063

Income (loss) from continuing operations, net of income taxes	(54,258)	(69,114)	24,658	99,919	1,205
Income (loss) from discontinued operations, net of income taxes	(97,436)	65,410	(117,977)	—	(150,003)
Gain on disposal of discontinued operations, net of income taxes	7,231	—	—	—	7,231

Net income (loss)	(144,463)	(3,704)	(93,319)	99,919	(141,567)
Less: Net income attributable to noncontrolling interests	—	—	(2,896)	—	(2,896)

Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$(144,463)	$(3,704)	$(96,215)	$99,919	$(144,463)

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2011

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
Revenues, net	$90,711	$2,199,128	$3,373,957	$(885,372)	$4,778,424
Cost of products sold	(74,522)	(2,030,607)	(3,148,573)	877,942	(4,375,760)

Gross margin	16,189	168,521	225,384	(7,430)	402,664
Selling, marketing and general and administrative expenses	(60,056)	(125,650)	(111,482)	7,430	(289,758)
Charges for restructuring and long-term receivables	—	—	(16,412)	—	(16,412)
Gain on asset sales	4,541	—	—	—	4,541

Operating income (loss)	(39,326)	42,871	97,490	—	101,035
Equity in subsidiary income	135,584	53,928	—	(189,512)	—
Other income (expense), net	—	(14)	(366)	—	(380)
Interest income	804	518	2,771	—	4,093
Interest expense	(5,450)	(81)	(4,097)	—	(9,628)

Income (loss) from continuing operations before income taxes and equity earnings	91,612	97,222	95,798	(189,512)	95,120
Income taxes	56,441	(46,595)	(7,776)	—	2,070
Earnings (loss) from equity method investments	(154)	96	4,646	—	4,588

Income from continuing operations, net of income taxes	147,899	50,723	92,668	(189,512)	101,778
Income (loss) from discontinued operations, net of income taxes	(109,540)	84,518	(35,302)	—	(60,324)
Gain on disposal of discontinued operations, net of income taxes	—	—	339	—	339

Net income	38,359	135,241	57,705	(189,512)	41,793
Less: Net income attributable to noncontrolling interests	—	—	(3,434)	—	(3,434)

Net income attributable to shareholders of Dole Food Company, Inc.	$38,359	$135,241	$54,271	$(189,512)	$38,359

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended January 1, 2011

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
Revenues, net	$88,283	$2,158,302	$3,325,597	$(885,324)	$4,686,858
Cost of products sold	(74,744)	(1,986,704)	(3,148,450)	878,562	(4,331,336)

Gross margin	13,539	171,598	177,147	(6,762)	355,522
Selling, marketing and general and administrative expenses	(50,459)	(122,567)	(113,207)	6,762	(279,471)
Charges for restructuring and long-term receivables	—	—	(31,459)	—	(31,459)
Gain on arbitration settlement, net	—	5,250	27,271	—	32,521
Gain on asset sales	676	—	2,341	—	3,017

Operating income (loss)	(36,244)	54,281	62,093	—	80,130
Equity in subsidiary income	57,166	(48,220)	—	(8,946)	—
Other income (expense), net	(466)	(33)	223	—	(276)
Interest income	1,236	250	4,385	—	5,871
Interest expense	(2,074)	23	(6,205)	—	(8,256)

Income from continuing operations before income taxes and equity earnings	19,618	6,301	60,496	(8,946)	77,469
Income taxes	46,311	(42,025)	(10,286)	—	(6,000)
Earnings from equity method investments	—	79	6,492	—	6,571

Income (loss) from continuing operations, net of income taxes	65,929	(35,645)	56,702	(8,946)	78,040
Income (loss) from discontinued operations, net of income taxes	(100,053)	91,163	(102,273)	—	(111,163)
Gain on disposal of discontinued operations, net of income taxes	—	—	2,957	—	2,957

Net income (loss)	(34,124)	55,518	(42,614)	(8,946)	(30,166)

Less: Net income attributable to noncontrolling interests	—	—	(3,958)	—	(3,958)

Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$(34,124)	$55,518	$(46,572)	$(8,946)	$(34,124)

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Year Ended December 29, 2012

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
Net income (loss)	$(144,463)	$(3,704)	$(93,319)	$99,919	$(141,567)
Net foreign currency translation adjustment	2,158	10	2,158	(298)	4,028
Unrealized hedging gains (losses), net of income taxes	—	—	25,318	—	25,318
Reclassification of realized (gains) losses to net income, net of income taxes	—	—	12,003	—	12,003
Change in employee benefit plans, net of income taxes	(13,363)	—	(4,051)	—	(17,414)

Comprehensive income (loss)	(155,668)	(3,694)	(57,891)	99,621	(117,632)
Less: Net income attributable to noncontrolling interests	—	—	(2,899)	—	(2,899)

Comprehensive income (loss) attributable to shareholders of Dole Food Company, Inc.	$(155,668)	$(3,694)	$(60,790)	$99,621	$(120,531)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Year Ended December 31, 2011

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
Net income (loss)	$38,359	$135,241	$57,705	$(189,512)	$41,793
Net foreign currency translation adjustment	(1,579)	(11)	(10,127)	—	(11,717)
Unrealized hedging gains (losses), net of income taxes	—	—	(45,619)	—	(45,619)
Reclassification of realized (gains) losses to net income, net of income taxes	—	—	32,751	—	32,751
Change in employee benefit plans, net of income taxes	(12,608)	—	(10,264)	—	(22,872)

Comprehensive income (loss)	24,172	135,230	24,446	(189,512)	(5,664)
Less: Net income attributable to noncontrolling interests	—	—	(3,438)	—	(3,438)

Comprehensive income (loss) attributable to shareholders of Dole Food Company, Inc.	$24,172	$135,230	$21,008	$(189,512)	$(9,102)

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Year Ended January 1, 2011

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
Net income (loss)	$(34,124)	$55,518	$(42,614)	$(8,946)	$(30,166)
Net foreign currency translation adjustment	—	(39)	3,883	—	3,844
Unrealized hedging gains (losses), net of income taxes	—	—	(14,416)	—	(14,416)
Reclassification of realized (gains) losses to net income, net of income taxes	—	—	9,390	—	9,390
Change in employee benefit plans, net of income taxes	(13,746)	—	(5,697)	—	(19,443)

Comprehensive income (loss)	(47,870)	55,479	(49,454)	(8,946)	(50,791)
Less: Net income attributable to noncontrolling interests	—	—	(3,961)	—	(3,961)

Comprehensive income (loss) attributable to shareholders of Dole Food Company, Inc.	$(47,870)	$55,479	$(53,415)	$(8,946)	$(54,752)

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONSOLIDATING BALANCE SHEET

As of December 29, 2012

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
ASSETS
Cash and cash equivalents	$13,230	$3,587	$74,762	$—	$91,579
Restricted cash and deposits	—	—	—	—	—
Receivables, net of allowances	94,401	81,427	315,812	—	491,640
Inventories	2,260	116,383	123,098	—	241,741
Prepaid expenses and other assets	6,011	9,377	20,861	—	36,249
Deferred income tax assets	10,133	—	928	(5,102)	5,959
Assets held-for-sale	490,300	449,105	938,118	—	1,877,523

Total current assets	616,335	659,879	1,473,579	(5,102)	2,744,691
Investments	2,522,676	1,774,659	89,172	(4,297,626)	88,881
Actively marketed land	74,814	—	—	—	74,814
Property, plant and equipment, net	134,897	189,263	364,730	—	688,890
Goodwill	—	77,129	196,777	—	273,906
Intangible assets, net	229,642	(8,721)	40,394	—	261,315
Other assets, net	41,121	13,003	36,570	6,580	97,274

Total assets	$3,619,485	$2,705,212	$2,201,222	$(4,296,148)	$4,229,771

LIABILITIES AND EQUITY
Accounts payable	$6,151	$144,103	$159,444	$3,702	$313,400
Liabilities related to assets held-for-sale	20,291	65,403	372,439	(9,209)	448,924
Accrued liabilities	265,030	96,995	173,114	225	535,364
Current portion of long-term debt, net	153,827	—	7,923	—	161,750
Notes payable	—	—	19,762	—	19,762

Total current liabilities	445,299	306,501	732,682	(5,282)	1,479,200
Intercompany payables (receivables)	1,281,183	(221,373)	(1,084,002)	24,192	—
Long-term debt, net	911,003	2,013	599,630	—	1,512,646
Deferred income tax liabilities	22,001	60,551	46,375	—	128,927
Other long-term liabilities	273,864	23,494	99,114	—	396,472
Equity attributable to shareholders of Dole Food Company, Inc.	686,135	2,534,026	1,781,032	(4,315,058)	686,135
Equity attributable to noncontrolling interests	—	—	26,391	—	26,391

Total equity	686,135	2,534,026	1,807,423	(4,315,058)	712,526

Total liabilities and equity	$3,619,485	$2,705,212	$2,201,222	$(4,296,148)	$4,229,771

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 29, 2012

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
OPERATING ACTIVITIES
Intercompany dividend income	$3,000	$—	$—	$(3,000)	$—
Operating activities	(62,429)	52,174	55,533	—	45,278

Cash flow provided by (used in) operating activities	(59,429)	51,274	55,533	(3,000)	45,278

INVESTING ACTIVITIES
Cash received from sales of assets and businesses, net of cash disposed	12,743	764	29,521	—	43,028
Business acquisitions, net of cash acquired	—	(17,067)	—	—	(17,067)
Capital expenditures	(1,035)	(31,792)	(73,016)	—	(105,843)
Restricted cash	—	—	6,230	—	6,230
Other	(1,929)	—	—	—	(1,929)

Cash flow provided by (used in) investing activities	9,779	(48,095)	(37,265)	—	(75,581)

FINANCING ACTIVITIES
Short-term debt borrowings	276	—	474,033	—	474,309
Short-term debt repayments	—	(888)	(440,066)	—	(440,954)
Long-term debt borrowings	979,800	270	4,217	—	984,287
Long-term debt repayments	(932,263)	(1,687)	(31,311)	—	(965,261)
Net proceeds from stock option exercises	1,509	—	—	—	1,509
Dividends paid to noncontrolling interests	—	—	(1,712)	—	(1,712)
Intercompany dividends			(3,000)	3,000	—
Settlement on long-term Japanese yen hedge forwards	—	—	(52,712)	—	(52,712)

Cash flow provided by (used in) financing activities	49,322	(2,305)	(50,551)	3,000	(534)

Effect of foreign currency exchange rate changes on cash	—	—	68	—	68

Increase (decrease) in cash and cash equivalents	(328)	1,774	(32,215)	—	(30,769)
Cash and cash equivalents at beginning of period	13,558	1,813	106,977	—	122,348

Cash and cash equivalents at end of period	$13,230	$3,587	$74,762	$—	$91,579

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

DOLE FOOD COMPANY, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended January 1, 2011

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
OPERATING ACTIVITIES
Cash flow provided by operating activities	$37,446	$42,098	$68,095	$—	$147,639

INVESTING ACTIVITIES
Cash received from sales of assets and businesses, net of cash disposed	1,960	112	43,819	—	45,891
Capital expenditures	(923)	(33,899)	(52,580)	—	(87,402)
Restricted cash and deposits	—	—	(27,818)	—	(27,818)
Other	(135)	—	(453)	—	(588)

Cash flow provided by (used in) investing activities	902	(33,787)	(37,032)	—	(69,917)

FINANCING ACTIVITIES
Short-term debt borrowings	—	—	57,535	—	57,535
Short-term debt repayments	(871)	(7,433)	(68,037)	—	(76,341)
Long-term debt borrowings	329,100	—	594,270	—	923,370
Long-term debt repayments	(337,306)	(282)	(576,385)	—	(913,973)
Payment of debt issuance costs	(10,100)	—	(6,900)	—	(17,000)
Payment of initial public offering costs	(1,004)	—	—	—	(1,004)
Dividends paid to noncontrolling interests	—	—	(1,958)	—	(1,958)

Cash flow used in financing activities	(20,181)	(7,715)	(1,475)	—	(29,371)

Effect of foreign currency exchange rate changes on cash	—	—	2,126	—	2,126

Increase in cash and cash equivalents	18,167	596	31,714	—	50,477
Cash and cash equivalents at beginning of period	20,913	2,118	96,639	—	119,670

Cash and cash equivalents at end of period	$39,080	$2,714	$128,353	$—	$170,147

II.	Supplementary Data

Quarterly Financial Information (Unaudited)

The following table presents summarized quarterly results:

	Quarter Ended
2012	March 24, 2012	June 16, 2012	October 6, 2012	December 29, 2012
	(In thousands, except per share data)
Revenues, net	$1,086,379	$1,079,981	$1,192,718	$887,630
Gross margin	93,675	120,510	89,328	64,253
Income (loss) from continuing operations, net of income taxes	28,455	53,089	7,245	(87,584)
Income (loss) from discontinued operations, net of income taxes	(11,311)	12,450	(21,109)	(130,033)
Gain on disposal of discontinued operations, net of income taxes	—	—	—	7,231
Net income (loss)	17,144	65,539	(13,864)	(210,386)
Less: Net (income) loss attributable to noncontrolling interests	(777)	(1,410)	(1,456)	747
Net income (loss) attributable to shareholders of Dole Food Company, Inc.	16,367	64,129	(15,320)	(209,639)
Basic and diluted earnings per share attributable to shareholders of Dole Food Company, Inc.	$0.19	$0.73	$(0.17)	$(2.38)

	Quarter Ended
2011	March 26, 2011	June 18, 2011	October 8, 2011	December 31, 2011
	(In thousands, except per share data)
Revenues, net	$1,172,068	$1,316,855	$1,327,455	$962,046
Gross margin	130,221	138,569	69,330	64,544
Income (loss) from continuing operations, net of income taxes	56,029	52,580	(12,328)	5,497
Income from discontinued operations, net of income taxes	(53,984)	30,114	(34,676)	(1,778)
Gain on disposal of discontinued operations, net of income taxes	—	339	—	—
Net income (loss)	2,045	83,033	(47,004)	3,719
Less: Net (income) loss attributable to noncontrolling interests	(1,005)	(1,267)	(1,634)	472
Net income (loss) attributable to shareholders of Dole Food Company, Inc.	1,040	81,766	(48,638)	4,191
Basic and diluted earnings per share attributable to shareholders of Dole Food Company, Inc.	$0.01	$0.93	$(0.56)	$0.05

Item 9. Changes	in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls	and Procedures

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 29, 2012 (the end of our fiscal year) and concluded, based on this evaluation, that our disclosure controls and procedures were effective as of December 29, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Annual Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for Dole. Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 29, 2012 (the end of our fiscal year), based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 29, 2012.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 29, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report in Item 8 of this report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning Directors, Executive Officers and Corporate Governance will be included in the Proxy Statement relating to the 2013 Annual Meeting of Stockholders to be filed within 120 days of the end of Dole’s fiscal year, and is incorporated herein by reference in response to this item.

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

Information concerning Executive Compensation, including Corporate Compensation and Benefits Committee Report, will be included in the Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days after the end of Dole’s fiscal year, and is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters will be included in the Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days after the end of Dole’s fiscal year, and is incorporated herein by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning Certain Relationships and Related Transactions, and Director Independence will be included in the Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days after the end of Dole’s fiscal year, and is incorporated herein by reference in response to this item.

Item 14.	Principal Accountant Fees and Services

Information as to Principal Accountant Fees and Services will be included in the Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days after the end of Dole’s fiscal year, and is incorporated herein by reference in response to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements: The following consolidated financial statements are included herein in Item 8 above.
			Form 10-K Page
		Audited Financial Statements for the Years Ended December 29, 2012, December 31, 2011 and January 2, 2010	60
	2.	Financial Statement Schedule Valuation and Qualifying Accounts	149
	3.	Exhibits:

Exhibits

Exhibit Number	Title
2.1	Acquisition Agreement, dated as of September 17, 2012, between Dole Food Company, Inc. and ITOCHU Corporation, concerning the sale of Dole’s worldwide packaged foods and Asia fresh produce businesses (incorporated by reference to Exhibit 2.1 to Dole’s Current Report on Form 8-K filed with the Commission on September 21, 2012.

3.1(a)	Amended and Restated Certificate of Incorporation of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.1 to Dole’s Current Report on Form 8-K filed with the Commission on October 29, 2009)

3.1(b)†	Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of January 12, 1988. Articles of Amendment to the Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke Arizona, Inc. Articles of Amendment to the Articles of Incorporation of Castle & Cooke Arizona, Inc., dated as of December 21, 1995, changed the company’s name to Calazo Corporation.

3.1(c)†	Articles of Incorporation of AG 1970, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1970, Inc., dated as of December 13, 1989

3.1(d)†	Articles of Incorporation of AG 1971, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1971, Inc., dated as of December 13, 1989

3.1(e)†	Articles of Incorporation of AG 1972, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1972, Inc., dated as of December 13, 1989

3.1(f)†	Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of February 10, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of March 18, 1996, changed the company’s name to Alyssum Corporation

3.1(g)†	Articles of Incorporation of Barclay Hollander Curci, Inc., dated as of February 28, 1969. Certificate of Amendment of Articles of Incorporation, dated as of February 1975, changed the company’s name to Barclay Hollander Corporation. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of November 26, 1980. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of June 11, 1990

Exhibit Number	Title
3.1(h)†	Articles of Incorporation of Grandma Mac’s Orchard, dated as of August 27, 1976. Certificate of Amendment of Articles of Incorporation of Grandma Mac’s Orchard, dated as of January 6, 1988, changed the company’s name to Sun Giant, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant, Inc., dated as of March 4, 1988, changed the company’s name to Dole Bakersfield, Inc. Certificate of Amendment of Articles of Incorporation of Dole Bakersfield, Inc., dated as of June 11, 1990. Agreement of Merger of Bud Antle, Inc. and Dole Bakersfield, Inc., dated as of December 18, 2000, changed the company’s name to Bud Antle, Inc.

3.1(i)†	Articles of Incorporation of Lake Anderson Corporation, dated as of June 26, 1964. Certificate of Amendment of Articles of Incorporation, dated as of November 12, 1971. Certificate of Amendment of Articles of Incorporation, dated as of August 28, 1972, changed the company’s name to Oceanic California Inc. Certificate of Amendment of Articles of Incorporation, dated as of July 14, 1977. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of June 17, 1981. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke California, Inc. Certificate of Amendment of Articles of Incorporation of Castle & Cooke California, Inc., dated as of December 21, 1995, changed the company’s name to Calicahomes, Inc.

3.1(j)†	Articles of Incorporation of California Polaris, Inc., dated as of April 6, 1979

3.1(k)†	Articles of Incorporation of Dole ABPIK, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole ABPIK, Inc., dated as of December 13, 1989

3.1(l)†	Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of June 8, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of March 18, 1996, changed the company’s name to Dole Arizona Dried Fruit and Nut Company

3.1(m)*	Amended and Restated Articles of Incorporation of Sunnyridge Farm, Inc., dated as of October 1, 2001. Certificate of Merger of Dole Berry Company, LLC with and into Sunnyridge Farm, Inc., effective December 29, 2012, changed the company’s name to Dole Berry Company

3.1(n)†	Articles of Incorporation of Miracle Fruit Company, dated as of September 12, 1979. Certificate of Amendment of Articles of Incorporation of Miracle Fruit Company, dated as of October 1, 1979, changed the company’s name to Blue Goose Growers, Inc. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of June 11, 1990. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of February 15, 1991, changed the company’s name to Dole Citrus

3.1(o)†	Articles of Incorporation of Dole DF&N, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole DF&N, Inc., dated as of December 13, 1989

3.1(p)†	General Partnership Agreement of Dole Dried Fruit and Nut Company, a California general partnership, dated as of October 15, 1995

3.1(q)†	Articles of Incorporation of Canfield Farming Company, dated as of July 17, 1963. Certificate of Amendment of Articles of Incorporation of Canfield Farming Company, dated as of March 15, 1971, changed the company’s name to Tenneco Farming Company. Certificate of Amendment of Articles of Incorporation of Tenneco Farming Company, dated as of January 6, 1988, changed the company’s name to Sun Giant Farming, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant Farming, Inc., dated as of April 25, 1988, changed the company’s name to Dole Farming, Inc. Certificate of Amendment of Articles of Incorporation of Dole Farming, Inc., dated as of June 11, 1990

Exhibit Number	Title
3.1(r)†	Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of July 14, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of January 2, 1990, changed the company’s name to Dole Fresh Vegetables, Inc.

3.1(s)†	Restated Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of October 15, 1986. Certificate of Amendment of Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of November 14, 1986. Certificate of Amendment of Articles of Incorporation, dated as of April 20, 1988, changed the company’s name to Dole Nut Company. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of January 28, 1998, changed the company’s name to Dole Orland, Inc.

3.1(t)†	Articles of Incorporation of S & J Ranch, Inc., dated as of December 15, 1952. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of September 27, 2000, changed the company’s name to Dole Visage, Inc.

3.1(u)†	Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of November 25, 1975. Certificate of Amendment of Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of July 25, 1984, changed the company’s name to E.T. Wall Company. Certificate of Amendment of Articles of Incorporation of E.T. Wall Company, dated as of June 11, 1990

3.1(v)†	Articles of Incorporation of Earlibest Orange Association, Inc., dated as of November 7, 1963. Certificate of Amendment of Articles of Incorporation of Earlibest Orange Association, Inc., dated as of December 13, 1989

3.1(w)†	Articles of Incorporation of The Citrus Company, dated as of February 1, 1984. Certificate of Amendment of Articles of Incorporation of The Citrus Company, dated as of February 16, 1984, changed the company’s name to Fallbrook Citrus Company, Inc. Certificate of Amendment of Articles of Incorporation, dated as of March 15, 1994. Certificate of Amendment of Articles of Incorporation of Fallbrook Citrus Company, Inc., dated as of June 11, 1990

3.1(x)†	Articles of Incorporation of Lindero Headquarters Company, Inc., dated as of February 12, 1998

3.1(y)†	Articles of Incorporation of Lindero Property, Inc., dated as of October 10, 1991

3.1(z)*	Articles of Organization and Conversion of Oceanview Produce LLC, dated as of December 28, 2012.

3.1(aa)†	Articles of Incorporation of Prairie Vista, Inc., dated as of November 23, 1953

3.1(ab)*	Articles of Organization and Conversion of Royal Packing LLC, dated as of December 28, 2012.

3.1(ac)†	Articles of Incorporation of Trojan Transport Co., dated as of August 31, 1955. Certificate of Amendment of Articles of Incorporation of Trojan Transport Co., dated as of July 31, 1956, changed the company’s name to Trojan Transportation and Warehouse Co. Certificate of Amendment of Articles of Incorporation of Trojan Transportation Co., dated as of January 24, 1961, changed the company’s name to Veltman Terminal Co.

3.1(ad)†	Certificate of Incorporation of Bananera Antillana (Columbia), Inc., dated as of November 16, 1977

3.1(ae)†	Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990. Certificate of Amendment of Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990

Exhibit Number	Title
3.1(af)†	Certificate of Incorporation of Tenneco Sudan, Inc., dated as of June 8, 1977. Certificate of Amendment of Certificate of Incorporation of Tenneco Sudan, Inc., dated as of December 10, 1986, changed the company’s name to Tenneco Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Tenneco Realty Development Holding Corporation, dated as of April 21, 1988, changed the company’s name to Oceanic California Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Oceanic California Realty Development Holding Corporation, dated as of November 16, 1990, changed the company’s name to Castle & Cooke Bakersfield Holdings, Inc. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Bakersfield Holdings, Inc., dated as of March 18, 1996, changed the company’s name to Delphinium Corporation

3.1(ag)†	Certificate of Incorporation of Standard Banana Company, dated as of March 21, 1955. Certificate of Amendment of Certificate of Incorporation of Standard Banana Company, dated as of January 8, 1971, changed the company’s name to Standard Fruit Sales Company. Certificate of Amendment of Certificate of Incorporation of Standard Fruit Sales Company, dated as of June 6, 1973, changed the company’s name to Castle & Cooke Food Sales Company. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Food Sales Company, dated as of September 25, 1984, changed the company’s name to Dole Europe Company. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988

3.1(ah)†	Certificate of Incorporation of Castle Aviation, Inc., dated as of June 25, 1987. Certificate of Amendment of Certificate of Incorporation of Castle Aviation, Inc., dated as of April 10, 1992, changed the company’s name to Dole Foods Flight Operations, Inc.

3.1(aj)†	Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of November 7, 1927. Certificate of Ownership and Merger in Wenatchee-Beebe Orchard Company, dated as of June 23, 1943. Certificate of Amendment of Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of April 20, 1983, changed the company’s name to Beebe Orchard Company. Certificate of Merger of Wells and Wade Fruit Company and Beebe Orchard Company, dated as of March 23, 2001, changed the company’s name to Dole Northwest, Inc.

3.1(ak)†	Certificate of Incorporation of Dole Sunburst Express, Inc. Certificate of Amendment of Certificate of Incorporation of Dole Sunburst Express, Inc., dated as of July 21, 1996, changed the company’s name to Dole Sunfresh Express, Inc.

3.1(al)†	Certificate of Incorporation of Standard Fruit and Steamship Company, dated as of January 2, 1968

3.1(am)†	Certificate of Incorporation of Standard Fruit Company, dated as of March 14, 1955. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988

3.1(ao)†	Certificate of Incorporation of West Foods, Inc., dated as of March 9, 1973

3.1(ap)†	Certificate of Incorporation of Cool Advantage, Inc., dated as of December 14, 1998

3.1(aq)†	Articles of Incorporation of Cool Care Consulting, Inc., dated as of September 16, 1986. Articles of Amendment of Cool Care Consulting, Inc., dated as of April 4, 1996, changed the company’s name to Cool Care, Inc.

3.1(at)†	Articles of Incorporation of Castle & Cooke Development Corporation, dated as of June 8, 1992. Articles of Amendment to Change Corporate Name, dated as of March 1, 1993, changed the company’s name to Castle & Cooke Communities, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Blue Anthurium, Inc.

3.1(au)†	Articles of Incorporation of Dole Acquisition Corporation, dated as of October 13, 1994. Articles of Amendment to Change Corporate Name, dated as of January 10, 1995, changed the company’s name to Castle & Cooke Homes, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Cerulean, Inc.

Exhibit Number	Title
3.1(av)†	Articles of Incorporation of Castle & Cooke Land Company, Inc., dated as of March 8, 1990. Articles of Amendment to Change Corporate Name, dated as of May 7, 1997, changed the company’s name to Dole Diversified, Inc.

3.1(aw)†	Articles of Association of Kohala Sugar Company, dated as of February 3, 1863. Articles of Amendment to Change Corporate Name, dated as of May 1, 1989, changed the company’s name to Dole Land Company, Inc.

3.1(ax)†	Articles of Incorporation of Dole Packaged Foods Corporation, dated as of April 4, 1990

3.1(ay)†	Articles of Association of Oceanic Properties, Inc., dated as of May 19, 1961. Articles of Amendment to Change Corporate Name, dated as of October 23, 1990, changed the company’s name to Castle & Cooke Properties, Inc. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to La Petite d’Agen, Inc.

3.1(az)†	Articles of Incorporation of Lanai Holdings, Inc., dated as of May 4, 1990. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of January 22, 1996, changed the company’s name to Malaga Company, Inc.

3.1(ba)†	Articles of Incorporation of M K Development, Inc., dated as of February 26, 1988. Articles of Amendment, dated as of November 26, 1990

3.1(bb)†	Articles of Incorporation of Mililani Town, Inc., dated as of December 29, 1966. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, December 24, 1990, changed the company’s name to Castle & Cooke Residential, Inc. Articles of Amendment to Change Corporate Name, dated as of October 21, 1993, changed the company’s name to Castle & Cooke Homes Hawaii, Inc. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Muscat, Inc.

3.1(bc)†	Articles of Incorporation of Oahu Transport Company, Limited, dated as of April 15, 1947. Articles of Amendment, dated as of July 24, 1987. Articles of Amendment, dated as of May 1997

3.1(bd)†	Articles of Incorporation of Wahiawa Water Company, Inc., dated as of June 24, 1975

3.1(bf)†	Certificate of Incorporation of Lanai Company, Inc., dated as of June 15, 1970. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Zante Currant, Inc.

3.1(bg)†	Articles of Incorporation of Diversified Imports Co., dated as of December 1, 1987

3.1(bh)†	Articles of Incorporation of Dole Assets, Inc., dated as of September 9, 1997

3.1(bi)†	Articles of Incorporation of Dole Fresh Fruit Company, dated as of September 12, 1985

3.1(bj)†	Articles of Incorporation of Castle & Cooke Fresh Fruit, Inc., dated as of October 27, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Fruit Company, dated as of May 9, 1997, changed the company’s name to Dole Holdings Inc.

3.1(bk)†	Articles of Incorporation of Dole Logistics Services, Inc., dated as of February 4, 1993

3.1(bl)†	Articles of Incorporation of Dole Ocean Cargo Express, Inc., dated as of July 8, 1999

3.1(bm)†	Articles of Incorporation of Dole Ocean Liner Express, Inc., dated as of June 3, 1993

3.1(bn)†	Articles of Incorporation of Renaissance Capital Corporation, dated as of July 28, 1995

3.1(bo)†	Certificate of Incorporation of Sun Giant, Inc., dated as of December 8, 1987

Exhibit Number	Title
3.1(bp)†	Certificate of Incorporation of Miradero Fishing Company, Inc., dated as of August 9, 1971

3.1(bq)†	Articles of Incorporation of DNW Services Company, dated as of June 4, 1998

3.1(br)†	Articles of Incorporation of Pacific Coast Truck Company, dated as of June 27, 1995

3.1(bs)†	Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of July 28, 1959. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of May 26, 1972. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of August 30, 1973. Amendment to Articles of Incorporation, dated as of June 25, 1976

3.1(bt)	Articles of Organization-Conversion of Dole Packaged Foods, LLC, dated as of December 30, 2005 (incorporated by reference to Exhibit 3.1(bt) to Dole’s Annual Report on Form 10-K for the year ended December 30, 2006)

3.2(a)	Amended and Restated Bylaws of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.2 to Dole’s Current Report on Form 8-K filed with the Commission on October 29, 2009)

3.2(b)†	Form of By-Laws of the Additional Registrants

3.2(c)	Limited Liability Agreement of Dole Packaged Foods, LLC, dated as of December 30, 2005 (incorporated by reference to Exhibit 3.2(c) to Dole’s Annual Report on Form 10-K for the year ended December 30, 2006)

4.1	Indenture, dated as of July 15, 1993, between Dole and Chase Manhattan Bank and Trust Company (formerly Chemical Trust Company of California) (incorporated by reference to Exhibit 4.1 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))

4.2	Form of First Supplemental Indenture, dated as of April 30, 2002, between Dole and J.P. Morgan Trust Company, National Association, to the Indenture dated as of July 15, 1993, pursuant to which $400 million of Dole’s senior notes due 2009 were issued (incorporated by reference to Exhibit 4.2 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))

4.3	Officers’ Certificate, dated August 3, 1993, pursuant to which $175 million of Dole’s debentures due 2013 were issued (incorporated by reference to Exhibit 4.3 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))

4.4	Second Supplemental Indenture, dated as of March 28, 2003, between Dole and Wells Fargo Bank, National Association (successor trustee to J.P. Morgan Trust Company), to the Indenture dated as of July 15, 1993 (incorporated by reference to Exhibit 4.4 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))

4.5	Agreement of Removal, Appointment and Acceptance, dated as of March 28, 2003, by and among Dole, J.P. Morgan Trust Company, National Association, successor in interest to Chemical Trust Company of California, as Prior Trustee, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.5 to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (File No. 333-106493))

4.6	Third Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.6 to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (File No. 333-106493))

Exhibit Number	Title
4.7	First Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.8 to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (File No. 333-106493))

4.8	Form of Dole Food Company, Inc. Master Retirement Savings Trust Agreement, dated as of February 1, 1999, between Dole and The Northern Trust Company (incorporated by reference to Exhibit 4.13 to Amendment No. 1 to Dole’s Registration Statement on Form S-1 filed with the Commission on September 18, 2009 (File No. 333-161345))

4.9	Indenture, dated as of March 18, 2009, among Dole Food Company, Inc., the guarantors signatory thereto and U.S. Bank National Association, as trustee, pursuant to which $349,903,000 of Dole’s 13.875% senior secured notes due 2014 were issued (incorporated by reference to Exhibit 4.15 to Dole’s Current Report on Form 8-K filed with the Commission on March 24, 2009)

4.10	Form of Global Note for Dole’s 13.875% senior secured notes due 2014 (included as Exhibit A to Exhibit Number 4.9 hereto)

4.11	Form of Guarantee for Dole’s 13.875% senior secured notes due 2014 (included as Exhibit D to Exhibit 4.9 hereto)

4.12	Registration Rights Agreement, dated as of March 18, 2009, among Dole Food Company, Inc. and the guarantors named therein, as issuers, and Deutsche Bank Securities, Inc., Banc of America Securities LLC, Scotia Capital (USA) Inc., Rabo Securities USA, Inc. and Goldman, Sachs & Co., as initial purchasers (incorporated by reference to Exhibit 4.17 to Dole’s Current Report on Form 8-K filed with the Commission on March 24, 2009)

4.13	Form of Stock Certificate (incorporated by reference to Exhibit 4.18 to Amendment No. 6 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 22, 2009 (File No. 333-161345))

4.14	Indenture, dated as of September 25, 2009, among Dole Food Company, Inc., the guarantors signatory thereto and Deutsche Bank Trust Company Americas, as trustee, pursuant to which $315,000,000 of Dole’s 8% senior secured notes due 2016 were issued (incorporated by reference to Exhibit 99.1 to Dole’s Current Report on Form 8-K filed with the Commission on September 30, 2009)

4.15	Form of Global Note for Dole’s 8% senior secured notes due 2016 (included as Exhibit A to Exhibit 14.14 hereto)

4.16	Form of Guarantee for Dole’s 8% senior secured notes due 2016 (included as Exhibit D to Exhibit 14.14 hereto)

4.17	Registration Rights Agreement, dated as of September 25, 2009, among Dole Food Company, Inc. and the guarantors named therein, as issuers, and Deutsche Bank Securities, Inc., Banc of Americas Securities LLC, Wells Fargo Securities, LLC, Scotia Capital (USA) Inc. and Goldman, Sachs & Co., as initial purchasers (incorporated by reference to Exhibit 99.3 to Dole’s Current Report on Form 8-K filed with the Commission on September 30, 2009)

Exhibit Number	Title
10.1	Credit Agreement, dated as of March 28, 2003, amended and restated as of April 18, 2005, further amended and restated as of April 12, 2006, as amended March 18, 2009, as further amended on October 26, 2009, as further amended on March 2, 2010 and as further amended on July 8, 2011, among Dole Food Company, Inc., a Delaware corporation, Solvest, Ltd., a company organized under the laws of Bermuda, the Lenders from time to time party thereto, Deutsche Bank AG New York Branch, as Administrative Agent, Banc of America Securities, N.A. and Wells Fargo Bank, N.A., as Syndication Agents, JPMorgan Chase Bank N.A., The Bank of Nova Scotia and Coöperatieve Centrale Raiffeisen — Boerenleenbank B.A., “Rabobank Nederland,” New York Branch , as Co-Documentation Agents, and Deutsche Bank Securities Inc. and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 10.1 to Dole’s Quarterly Report on Form 10-Q/A for the quarterly period ended October 8, 2011 filed with the Commission on February 24, 2012)

10.2	Credit Agreement, dated as of April 12, 2006, as amended on March 18, 2009, as further amended on October 26, 2009, as further amended on March 2, 2010 and as further amended on July 8, 2011, among Dole Food Company, Inc., a Delaware corporation, the Lenders party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, Bank of America, N.A. and Wells Fargo Capital Finance, LLC, as Co-Syndication Agents, JPMorgan Chase Bank N.A., The Bank of Nova Scotia, and U.S. Bank National Association, as Co-Documentation Agents, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Wells Fargo Capital Finance, LLC, as Joint Lead Arrangers and Deutsche Bank Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Book Running Managers (incorporated by reference to Exhibit 10.2 to Dole’s Quarterly Report on Form 10-Q/A for the quarterly period ended October 8, 2011 filed with the Commission on February 24, 2012)

10.3††#	Supplementary Executive Retirement Plan, Fifth Restatement, effective February 24, 2011

10.4††#	Excess Savings Plan, Restated, effective February 24, 2011

10.5††#	Supplementary Executive Retirement Plan Rabbi Trust Agreement, dated January 27, 2003, by and between Dole Food Company, Inc. and Mellon Bank, N.A.

10.6††#	Excess Savings Plan Rabbi Trust Agreement, dated December 4, 2002, by and between Dole Food Company, Inc. and Mellon Bank, N.A.

10.7††#	Amendment 2009-1, effective October 8, 2009, to Dole Food Company, Inc. Supplementary Executive Retirement Plan Rabbi Trust Agreement

10.8††#	Amendment 2009-1, effective October 8, 2009, to Dole Food Company, Inc. Excess Savings Plan Rabbi Trust Agreement

10.9††#	Amendment 2011-1, effective February 24, 2011, to Dole Food Company, Inc. Supplementary Executive Retirement Plan Rabbi Trust Agreement

10.10††#	Amendment 2011-1, effective February 24, 2011, to Dole Food Company, Inc. Excess Savings Plan Rabbi Trust Agreement

10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to Amendment No. 4 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 9, 2009 (File No. 333-161345))

10.12#	Form of Restricted Stock Agreement for Non-Employee Directors under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dole’s Current Report on Form 8-K, filed with the Commission on February 25, 2011)

Exhibit Number	Title
10.13††#	Dole’s Non-Employee Directors Deferred Cash Compensation Plan, as amended and restated, effective February 24, 2011

10.14#	Dole Food Company, Inc. Sustained Profit Growth Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.21 to Amendment No. 4 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 9, 2009 (File No. 333-161345))

10.15#	Amendment to the Forms of Change of Control Agreement that are filed as Exhibits 10.16 and 10.17 to this Annual Report on Form 10-K (incorporated by reference to Exhibit 10.2 to Dole’s Current Report on Form 8-K filed with the Commission on September 13, 2012)

10.16#	Form of Change of Control Agreement with Messrs. C. Michael Carter and Joseph S. Tesoriero (incorporated by reference to Exhibit 10.11 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))

10.17#	Form of Change of Control Agreement with Messrs. David H. Murdock and David A. DeLorenzo (incorporated by reference to Exhibit 10.16 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010)

10.18††#	Form of Tier I Change of Control Agreement to be used for new agreements entered into after February 24, 2011

10.19††#	Form of Tier II Change of Control Agreement to be used for new agreements entered into after February 24, 2011

10.20#	Form of Amendment No. 1 to the Form of Change of Control Agreement that is filed as Exhibit 10.16 to this Annual Report on Form 10-K (incorporated by reference to Exhibit 10.3 to Dole’s Current Report on Form 8-K filed with the Commission on January 11, 2010)

10.21††#	Form of Amendment No. 2 to the Forms of Change of Control Agreement that are filed as Exhibits 10.16 and 10.17 to this Annual Report Form 10-K

10.22††#	Form of Amendment No. 3 to the Forms of Change of Control Agreement that are filed as Exhibits 10.16 and 10.17 to this Annual Report Form 10-K

10.23	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Dole’s Registration Statement on Form S-1 filed with the Commission on September 24, 2009 (File No. 333-161345))

10.24#	Dole Food Company, Inc. 2009 Stock Incentive Plan, as amended and restated (incorporated by reference to Appendix A to Dole’s Proxy Statement on Schedule 14A filed with the Commission on April 13, 2012)

10.25#	Form of Incentive Stock Option Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended October 10, 2009)

10.26#	2009 Form of Non-Qualified Stock Option Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Amendment No. 6 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 22, 2009 (File No. 333-161345))

10.27#	2009 Form of Restricted Stock Unit Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended October 10, 2009)

Exhibit Number	Title

10.28#	2009 Form of Restricted Stock Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 6 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 22, 2009 (File No. 333-161345))

10.29#	Alternative Form of Restricted Stock Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010)

10.30#	Dole’s 2010 Management One-Year Incentive Plan (incorporated by reference to Exhibit 10.3 to Dole’s Current Report on Form 8-K filed with the Commission on March 3, 2010)

10.31#	2010 Form of Non-Qualified Stock Option Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Dole’s Current Report on Form 8-K filed with the Commission on December 3, 2010)

10.32#	2010 Form of Restricted Stock Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dole’s Current Report on Form 8-K filed with the Commission on December 3, 2010)

10.33††#	2010 Form of Restricted Stock Unit Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan

10.34#	Dole Food Company, Inc. 2011 Self-Funded Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Dole’s Current Report on Form 8-K, filed with the Commission on November 18, 2011)

10.35#	Form of Performance Shares Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dole’s Current Report on Form 8-K, filed with the Commission on November 18, 2011)

12*	Ratio of Earnings to Fixed Charges

21*	Subsidiaries of Dole Food Company, Inc.

23*	Consent of Deloitte & Touche LLP

31.1*	Certification by the President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification by the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification by the President and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2**	Certification by the Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101**	The following financial information from Dole Food Inc.’s Annual Report on Form 10-K for the year ended December 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

†	Incorporated by reference to the correspondingly numbered exhibits to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (File No. 333-106493).

††	Incorporated by reference to the corresponding numbered exhibits to Dole’s Annual Report on Form 10-K, filed with the Commission on March 14, 2011 (File No. 333-106493)

*	Filed herewith.

**	Furnished herewith.

#	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLE FOOD COMPANY, INC. Registrant

By:	/s/ C. Michael Carter
C. Michael Carter
President and Chief Operating Officer

March 12, 2013

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints C. Michael Carter as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David H. Murdock David H. Murdock	Chairman and Chief Executive Officer and Director	March 12, 2013

/s/ C. Michael Carter C. Michael Carter	President and Chief Operating Officer and Director	March 12, 2013

/s/ Keith C. Mitchell Keith C. Mitchell	Vice President and Chief Financial Officer	March 12, 2013

/s/ Yoon J. Hugh Yoon J. Hugh	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 12, 2013

/s/ Elaine L. Chao Elaine L. Chao	Director	March 12, 2013

/s/ Andrew J. Conrad Andrew J. Conrad	Director	March 12, 2013

/s/ David A. DeLorenzo David A. DeLorenzo	Director	March 12, 2013

/s/ E. Rolland Dickson E. Rolland Dickson	Director	March 12, 2013

/s/ Sherry Lansing Sherry Lansing	Director	March 12, 2013

/s/ Justin Murdock Justin Murdock	Director	March 12, 2013

/s/ Dennis M. Weinberg Dennis M. Weinberg	Director	March 12, 2013

DOLE FOOD COMPANY, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions	Deductions(A)	Charged to Other Accounts(B)	Reclasses to Assets held-for-Sale	Balance at End of Period
		(In thousands)
Year Ended December 29, 2012
Allowance for doubtful accounts
Trade receivables	$18,313	$32,746	$(27,328)	$(53)	$(11,535)	$12,143
Notes and other current receivables	13,924	6,267	(4,697)	(89)	(4,861)	10,544
Long-term notes and other receivables	40,168	6,687	(1,237)	47	(15,891)	29,774
Year Ended December 31, 2011
Allowance for doubtful accounts
Trade receivables	$20,184	$22,040	$(23,921)	$10	$—	$18,313
Notes and other current receivables	16,349	5,369	(6,361)	(1,433)	—	13,924
Long-term notes and other receivables	39,608	2,381	(3,184)	1,363	—	40,168
Year Ended January 1, 2011
Allowance for doubtful accounts
Trade receivables	$35,501	$22,287	$(37,487)	$(117)	$—	$20,184
Notes and other current receivables	15,879	5,634	(5,277)	113	—	16,349
Long-term notes and other receivables	21,213	21,584	(3,096)	(93)	—	39,608

Note:

(A)	Includes write-offs of uncollectible amounts

(B)	Includes purchase accounting and transfers among balance sheet accounts

Exhibits Index

Exhibit Number	Title
2.1	Acquisition Agreement, dated as of September 17, 2012, between Dole Food Company, Inc. and ITOCHU Corporation, concerning the sale of Dole’s worldwide packaged foods and Asia fresh produce businesses (incorporated by reference to Exhibit 2.1 to Dole’s Current Report on Form 8-K filed with the Commission on September 21, 2012.

3.1(a)	Amended and Restated Certificate of Incorporation of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.1 to Dole’s Current Report on Form 8-K filed with the Commission on October 29, 2009)

3.1(b)†	Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of January 12, 1988. Articles of Amendment to the Articles of Incorporation of Oceanic Properties Arizona, Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke Arizona, Inc. Articles of Amendment to the Articles of Incorporation of Castle & Cooke Arizona, Inc., dated as of December 21, 1995, changed the company’s name to Calazo Corporation.

3.1(c)†	Articles of Incorporation of AG 1970, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1970, Inc., dated as of December 13, 1989

3.1(d)†	Articles of Incorporation of AG 1971, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1971, Inc., dated as of December 13, 1989

3.1(e)†	Articles of Incorporation of AG 1972, Inc., dated as of September 25, 1987. Certificate of Amendment of Articles of Incorporation of AG 1972, Inc., dated as of December 13, 1989

3.1(f)†	Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of February 10, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Homes, Inc., dated as of March 18, 1996, changed the company’s name to Alyssum Corporation

3.1(g)†	Articles of Incorporation of Barclay Hollander Curci, Inc., dated as of February 28, 1969. Certificate of Amendment of Articles of Incorporation, dated as of February 1975, changed the company’s name to Barclay Hollander Corporation. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of November 26, 1980. Certificate of Amendment of Articles of Incorporation of Barclay Hollander Corporation, dated as of June 11, 1990

3.1(h)†	Articles of Incorporation of Grandma Mac’s Orchard, dated as of August 27, 1976. Certificate of Amendment of Articles of Incorporation of Grandma Mac’s Orchard, dated as of January 6, 1988, changed the company’s name to Sun Giant, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant, Inc., dated as of March 4, 1988, changed the company’s name to Dole Bakersfield, Inc. Certificate of Amendment of Articles of Incorporation of Dole Bakersfield, Inc., dated as of June 11, 1990. Agreement of Merger of Bud Antle, Inc. and Dole Bakersfield, Inc., dated as of December 18, 2000, changed the company’s name to Bud Antle, Inc.

3.1(i)†	Articles of Incorporation of Lake Anderson Corporation, dated as of June 26, 1964. Certificate of Amendment of Articles of Incorporation, dated as of November 12, 1971. Certificate of Amendment of Articles of Incorporation, dated as of August 28, 1972, changed the company’s name to Oceanic California Inc. Certificate of Amendment of Articles of Incorporation, dated as of July 14, 1977. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of June 17, 1981. Certificate of Amendment of Articles of Incorporation of Oceanic California Inc., dated as of November 16, 1990, changed the company’s name to Castle & Cooke California, Inc. Certificate of Amendment of Articles of Incorporation of Castle & Cooke California, Inc., dated as of December 21, 1995, changed the company’s name to Calicahomes, Inc.

3.1(j)†	Articles of Incorporation of California Polaris, Inc., dated as of April 6, 1979

Exhibit Number	Title

3.1(k)†	Articles of Incorporation of Dole ABPIK, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole ABPIK, Inc., dated as of December 13, 1989

3.1(l)†	Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of June 8, 1992. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Sierra Vista, Inc., dated as of March 18, 1996, changed the company’s name to Dole Arizona Dried Fruit and Nut Company

3.1(m)*	Amended and Restated Articles of Incorporation of Sunnyridge Farm, Inc., dated as of October 1, 2001. Certificate of Merger of Dole Berry Company, LLC with and into Sunnyridge Farm, Inc., effective December 29, 2012, changed the company’s name to Dole Berry Company

3.1(n)†	Articles of Incorporation of Miracle Fruit Company, dated as of September 12, 1979. Certificate of Amendment of Articles of Incorporation of Miracle Fruit Company, dated as of October 1, 1979, changed the company’s name to Blue Goose Growers, Inc. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of June 11, 1990. Certificate of Amendment of Articles of Incorporation of Blue Goose Growers, Inc., dated as of February 15, 1991, changed the company’s name to Dole Citrus

3.1(o)†	Articles of Incorporation of Dole DF&N, Inc., dated as of November 15, 1988. Certificate of Amendment of Articles of Incorporation of Dole DF&N, Inc., dated as of December 13, 1989

3.1(p)†	General Partnership Agreement of Dole Dried Fruit and Nut Company, a California general partnership, dated as of October 15, 1995

3.1(q)†	Articles of Incorporation of Canfield Farming Company, dated as of July 17, 1963. Certificate of Amendment of Articles of Incorporation of Canfield Farming Company, dated as of March 15, 1971, changed the company’s name to Tenneco Farming Company. Certificate of Amendment of Articles of Incorporation of Tenneco Farming Company, dated as of January 6, 1988, changed the company’s name to Sun Giant Farming, Inc. Certificate of Amendment of Articles of Incorporation of Sun Giant Farming, Inc., dated as of April 25, 1988, changed the company’s name to Dole Farming, Inc. Certificate of Amendment of Articles of Incorporation of Dole Farming, Inc., dated as of June 11, 1990

3.1(r)†	Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of July 14, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Vegetables, Inc., dated as of January 2, 1990, changed the company’s name to Dole Fresh Vegetables, Inc.

3.1(s)†	Restated Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of October 15, 1986. Certificate of Amendment of Articles of Incorporation of T.M. Duche Nut Co., Inc., dated as of November 14, 1986. Certificate of Amendment of Articles of Incorporation, dated as of April 20, 1988, changed the company’s name to Dole Nut Company. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of Dole Nut Company, dated as of January 28, 1998, changed the company’s name to Dole Orland, Inc.

3.1(t)†	Articles of Incorporation of S & J Ranch, Inc., dated as of December 15, 1952. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of December 13, 1989. Certificate of Amendment of Articles of Incorporation of S & J Ranch, Inc., dated as of September 27, 2000, changed the company’s name to Dole Visage, Inc.

3.1(u)†	Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of November 25, 1975. Certificate of Amendment of Articles of Incorporation of E.T. Wall, Grower-Shipper, Inc., dated as of July 25, 1984, changed the company’s name to E.T. Wall Company. Certificate of Amendment of Articles of Incorporation of E.T. Wall Company, dated as of June 11, 1990

Exhibit Number	Title

3.1(v)†	Articles of Incorporation of Earlibest Orange Association, Inc., dated as of November 7, 1963. Certificate of Amendment of Articles of Incorporation of Earlibest Orange Association, Inc., dated as of December 13, 1989

3.1(w)†	Articles of Incorporation of The Citrus Company, dated as of February 1, 1984. Certificate of Amendment of Articles of Incorporation of The Citrus Company, dated as of February 16, 1984, changed the company’s name to Fallbrook Citrus Company, Inc. Certificate of Amendment of Articles of Incorporation, dated as of March 15, 1994. Certificate of Amendment of Articles of Incorporation of Fallbrook Citrus Company, Inc., dated as of June 11, 1990

3.1(x)†	Articles of Incorporation of Lindero Headquarters Company, Inc., dated as of February 12, 1998

3.1(y)†	Articles of Incorporation of Lindero Property, Inc., dated as of October 10, 1991

3.1(z)*	Articles of Organization and Conversion of Oceanview Produce LLC, dated as of December 28, 2012.

3.1(aa)†	Articles of Incorporation of Prairie Vista, Inc., dated as of November 23, 1953

3.1(ab)*	Articles of Organization and Conversion of Royal Packing LLC, dated as of December 28, 2012.

3.1(ac)†	Articles of Incorporation of Trojan Transport Co., dated as of August 31, 1955. Certificate of Amendment of Articles of Incorporation of Trojan Transport Co., dated as of July 31, 1956, changed the company’s name to Trojan Transportation and Warehouse Co. Certificate of Amendment of Articles of Incorporation of Trojan Transportation Co., dated as of January 24, 1961, changed the company’s name to Veltman Terminal Co.

3.1(ad)†	Certificate of Incorporation of Bananera Antillana (Columbia), Inc., dated as of November 16, 1977

3.1(ae)†	Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990. Certificate of Amendment of Certificate of Incorporation of Clovis Citrus Association, dated as of January 24, 1990

3.1(af)†	Certificate of Incorporation of Tenneco Sudan, Inc., dated as of June 8, 1977. Certificate of Amendment of Certificate of Incorporation of Tenneco Sudan, Inc., dated as of December 10, 1986, changed the company’s name to Tenneco Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Tenneco Realty Development Holding Corporation, dated as of April 21, 1988, changed the company’s name to Oceanic California Realty Development Holding Corporation. Certificate of Amendment of Certificate of Incorporation of Oceanic California Realty Development Holding Corporation, dated as of November 16, 1990, changed the company’s name to Castle & Cooke Bakersfield Holdings, Inc. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Bakersfield Holdings, Inc., dated as of March 18, 1996, changed the company’s name to Delphinium Corporation

3.1(ag)†	Certificate of Incorporation of Standard Banana Company, dated as of March 21, 1955. Certificate of Amendment of Certificate of Incorporation of Standard Banana Company, dated as of January 8, 1971, changed the company’s name to Standard Fruit Sales Company. Certificate of Amendment of Certificate of Incorporation of Standard Fruit Sales Company, dated as of June 6, 1973, changed the company’s name to Castle & Cooke Food Sales Company. Certificate of Amendment of Certificate of Incorporation of Castle & Cooke Food Sales Company, dated as of September 25, 1984, changed the company’s name to Dole Europe Company. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988

3.1(ah)†	Certificate of Incorporation of Castle Aviation, Inc., dated as of June 25, 1987. Certificate of Amendment of Certificate of Incorporation of Castle Aviation, Inc., dated as of April 10, 1992, changed the company’s name to Dole Foods Flight Operations, Inc.

Exhibit Number	Title

3.1(aj)†	Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of November 7, 1927. Certificate of Ownership and Merger in Wenatchee-Beebe Orchard Company, dated as of June 23, 1943. Certificate of Amendment of Certificate of Incorporation of Wenatchee-Beebe Orchard Company, dated as of April 20, 1983, changed the company’s name to Beebe Orchard Company. Certificate of Merger of Wells and Wade Fruit Company and Beebe Orchard Company, dated as of March 23, 2001, changed the company’s name to Dole Northwest, Inc.

3.1(ak)†	Certificate of Incorporation of Dole Sunburst Express, Inc. Certificate of Amendment of Certificate of Incorporation of Dole Sunburst Express, Inc., dated as of July 21, 1996, changed the company’s name to Dole Sunfresh Express, Inc.

3.1(al)†	Certificate of Incorporation of Standard Fruit and Steamship Company, dated as of January 2, 1968

3.1(am)†	Certificate of Incorporation of Standard Fruit Company, dated as of March 14, 1955. Certificate of Change of Location of Registered Office and of Registered Agent, dated as of April 18, 1988

3.1(ao)†	Certificate of Incorporation of West Foods, Inc., dated as of March 9, 1973

3.1(ap)†	Certificate of Incorporation of Cool Advantage, Inc., dated as of December 14, 1998

3.1(aq)†	Articles of Incorporation of Cool Care Consulting, Inc., dated as of September 16, 1986. Articles of Amendment of Cool Care Consulting, Inc., dated as of April 4, 1996, changed the company’s name to Cool Care, Inc.

3.1(at)†	Articles of Incorporation of Castle & Cooke Development Corporation, dated as of June 8, 1992. Articles of Amendment to Change Corporate Name, dated as of March 1, 1993, changed the company’s name to Castle & Cooke Communities, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Blue Anthurium, Inc.

3.1(au)†	Articles of Incorporation of Dole Acquisition Corporation, dated as of October 13, 1994. Articles of Amendment to Change Corporate Name, dated as of January 10, 1995, changed the company’s name to Castle & Cooke Homes, Inc. Articles of Amendment to Change Corporate Name, dated as of March 18, 1996, changed the company’s name to Cerulean, Inc.

3.1(av)†	Articles of Incorporation of Castle & Cooke Land Company, Inc., dated as of March 8, 1990. Articles of Amendment to Change Corporate Name, dated as of May 7, 1997, changed the company’s name to Dole Diversified, Inc.

3.1(aw)†	Articles of Association of Kohala Sugar Company, dated as of February 3, 1863. Articles of Amendment to Change Corporate Name, dated as of May 1, 1989, changed the company’s name to Dole Land Company, Inc.

3.1(ax)†	Articles of Incorporation of Dole Packaged Foods Corporation, dated as of April 4, 1990

3.1(ay)†	Articles of Association of Oceanic Properties, Inc., dated as of May 19, 1961. Articles of Amendment to Change Corporate Name, dated as of October 23, 1990, changed the company’s name to Castle & Cooke Properties, Inc. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to La Petite d’Agen, Inc.

3.1(az)†	Articles of Incorporation of Lanai Holdings, Inc., dated as of May 4, 1990. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of January 22, 1996, changed the company’s name to Malaga Company, Inc.

3.1(ba)†	Articles of Incorporation of M K Development, Inc., dated as of February 26, 1988. Articles of Amendment, dated as of November 26, 1990

Exhibit Number	Title

3.1(bb)†	Articles of Incorporation of Mililani Town, Inc., dated as of December 29, 1966. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, December 24, 1990, changed the company’s name to Castle & Cooke Residential, Inc. Articles of Amendment to Change Corporate Name, dated as of October 21, 1993, changed the company’s name to Castle & Cooke Homes Hawaii, Inc. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Muscat, Inc.

3.1(bc)†	Articles of Incorporation of Oahu Transport Company, Limited, dated as of April 15, 1947. Articles of Amendment, dated as of July 24, 1987. Articles of Amendment, dated as of May 1997

3.1(bd)†	Articles of Incorporation of Wahiawa Water Company, Inc., dated as of June 24, 1975

3.1(bf)†	Certificate of Incorporation of Lanai Company, Inc., dated as of June 15, 1970. Articles of Amendment, dated as of November 26, 1990. Articles of Amendment to Change Corporate Name, dated as of December 4, 1995, changed the company’s name to Zante Currant, Inc.

3.1(bg)†	Articles of Incorporation of Diversified Imports Co., dated as of December 1, 1987

3.1(bh)†	Articles of Incorporation of Dole Assets, Inc., dated as of September 9, 1997

3.1(bi)†	Articles of Incorporation of Dole Fresh Fruit Company, dated as of September 12, 1985

3.1(bj)†	Articles of Incorporation of Castle & Cooke Fresh Fruit, Inc., dated as of October 27, 1983. Certificate of Amendment of Articles of Incorporation of Castle & Cooke Fresh Fruit Company, dated as of May 9, 1997, changed the company’s name to Dole Holdings Inc.

3.1(bk)†	Articles of Incorporation of Dole Logistics Services, Inc., dated as of February 4, 1993

3.1(bl)†	Articles of Incorporation of Dole Ocean Cargo Express, Inc., dated as of July 8, 1999

3.1(bm)†	Articles of Incorporation of Dole Ocean Liner Express, Inc., dated as of June 3, 1993

3.1(bn)†	Articles of Incorporation of Renaissance Capital Corporation, dated as of July 28, 1995

3.1(bo)†	Certificate of Incorporation of Sun Giant, Inc., dated as of December 8, 1987

3.1(bp)†	Certificate of Incorporation of Miradero Fishing Company, Inc., dated as of August 9, 1971

3.1(bq)†	Articles of Incorporation of DNW Services Company, dated as of June 4, 1998

3.1(br)†	Articles of Incorporation of Pacific Coast Truck Company, dated as of June 27, 1995

3.1(bs)†	Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of July 28, 1959. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of May 26, 1972. Articles of Amendment to Articles of Incorporation of Pan-Alaska Fisheries, Inc., dated as of August 30, 1973. Amendment to Articles of Incorporation, dated as of June 25, 1976

3.1(bt)	Articles of Organization-Conversion of Dole Packaged Foods, LLC, dated as of December 30, 2005 (incorporated by reference to Exhibit 3.1(bt) to Dole’s Annual Report on Form 10-K for the year ended December 30, 2006)

3.2(a)	Amended and Restated Bylaws of Dole Food Company, Inc. (incorporated by reference to Exhibit 3.2 to Dole’s Current Report on Form 8-K filed with the Commission on October 29, 2009)

3.2(b)†	Form of By-Laws of the Additional Registrants

3.2(c)	Limited Liability Agreement of Dole Packaged Foods, LLC, dated as of December 30, 2005 (incorporated by reference to Exhibit 3.2(c) to Dole’s Annual Report on Form 10-K for the year ended December 30, 2006)

Exhibit Number	Title

4.1	Indenture, dated as of July 15, 1993, between Dole and Chase Manhattan Bank and Trust Company (formerly Chemical Trust Company of California) (incorporated by reference to Exhibit 4.1 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))

4.2	Form of First Supplemental Indenture, dated as of April 30, 2002, between Dole and J.P. Morgan Trust Company, National Association, to the Indenture dated as of July 15, 1993, pursuant to which $400 million of Dole’s senior notes due 2009 were issued (incorporated by reference to Exhibit 4.2 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))

4.3	Officers’ Certificate, dated August 3, 1993, pursuant to which $175 million of Dole’s debentures due 2013 were issued (incorporated by reference to Exhibit 4.3 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))

4.4	Second Supplemental Indenture, dated as of March 28, 2003, between Dole and Wells Fargo Bank, National Association (successor trustee to J.P. Morgan Trust Company), to the Indenture dated as of July 15, 1993 (incorporated by reference to Exhibit 4.4 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))

4.5	Agreement of Removal, Appointment and Acceptance, dated as of March 28, 2003, by and among Dole, J.P. Morgan Trust Company, National Association, successor in interest to Chemical Trust Company of California, as Prior Trustee, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.5 to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (File No. 333-106493))

4.6	Third Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.6 to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (File No. 333-106493))

4.7	First Supplemental Indenture, dated as of June 25, 2003, by and among Dole, Miradero Fishing Company, Inc., the guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.8 to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (File No. 333-106493))

4.8	Form of Dole Food Company, Inc. Master Retirement Savings Trust Agreement, dated as of February 1, 1999, between Dole and The Northern Trust Company (incorporated by reference to Exhibit 4.13 to Amendment No. 1 to Dole’s Registration Statement on Form S-1 filed with the Commission on September 18, 2009 (File No. 333-161345))

4.9	Indenture, dated as of March 18, 2009, among Dole Food Company, Inc., the guarantors signatory thereto and U.S. Bank National Association, as trustee, pursuant to which $349,903,000 of Dole’s 13.875% senior secured notes due 2014 were issued (incorporated by reference to Exhibit 4.15 to Dole’s Current Report on Form 8-K filed with the Commission on March 24, 2009)

4.10	Form of Global Note for Dole’s 13.875% senior secured notes due 2014 (included as Exhibit A to Exhibit Number 4.9 hereto)

4.11	Form of Guarantee for Dole’s 13.875% senior secured notes due 2014 (included as Exhibit D to Exhibit 4.9 hereto)

4.12	Registration Rights Agreement, dated as of March 18, 2009, among Dole Food Company, Inc. and the guarantors named therein, as issuers, and Deutsche Bank Securities, Inc., Banc of America Securities LLC, Scotia Capital (USA) Inc., Rabo Securities USA, Inc. and Goldman, Sachs & Co., as initial purchasers (incorporated by reference to Exhibit 4.17 to Dole’s Current Report on Form 8-K filed with the Commission on March 24, 2009)

Exhibit Number	Title

4.13	Form of Stock Certificate (incorporated by reference to Exhibit 4.18 to Amendment No. 6 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 22, 2009 (File No. 333-161345))

4.14	Indenture, dated as of September 25, 2009, among Dole Food Company, Inc., the guarantors signatory thereto and Deutsche Bank Trust Company Americas, as trustee, pursuant to which $315,000,000 of Dole’s 8% senior secured notes due 2016 were issued (incorporated by reference to Exhibit 99.1 to Dole’s Current Report on Form 8-K filed with the Commission on September 30, 2009)

4.15	Form of Global Note for Dole’s 8% senior secured notes due 2016 (included as Exhibit A to Exhibit 14.14 hereto)

4.16	Form of Guarantee for Dole’s 8% senior secured notes due 2016 (included as Exhibit D to Exhibit 14.14 hereto)

4.17	Registration Rights Agreement, dated as of September 25, 2009, among Dole Food Company, Inc. and the guarantors named therein, as issuers, and Deutsche Bank Securities, Inc., Banc of Americas Securities LLC, Wells Fargo Securities, LLC, Scotia Capital (USA) Inc. and Goldman, Sachs & Co., as initial purchasers (incorporated by reference to Exhibit 99.3 to Dole’s Current Report on Form 8-K filed with the Commission on September 30, 2009)

10.1	Credit Agreement, dated as of March 28, 2003, amended and restated as of April 18, 2005, further amended and restated as of April 12, 2006, as amended March 18, 2009, as further amended on October 26, 2009, as further amended on March 2, 2010 and as further amended on July 8, 2011, among Dole Food Company, Inc., a Delaware corporation, Solvest, Ltd., a company organized under the laws of Bermuda, the Lenders from time to time party thereto, Deutsche Bank AG New York Branch, as Administrative Agent, Banc of America Securities, N.A. and Wells Fargo Bank, N.A., as Syndication Agents, JPMorgan Chase Bank N.A., The Bank of Nova Scotia and Coöperatieve Centrale Raiffeisen — Boerenleenbank B.A., “Rabobank Nederland,” New York Branch , as Co-Documentation Agents, and Deutsche Bank Securities Inc. and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 10.1 to Dole’s Quarterly Report on Form 10-Q/A for the quarterly period ended October 8, 2011 filed with the Commission on February 24, 2012)

10.2	Credit Agreement, dated as of April 12, 2006, as amended on March 18, 2009, as further amended on October 26, 2009, as further amended on March 2, 2010 and as further amended on July 8, 2011, among Dole Food Company, Inc., a Delaware corporation, the Lenders party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, Bank of America, N.A. and Wells Fargo Capital Finance, LLC, as Co-Syndication Agents, JPMorgan Chase Bank N.A., The Bank of Nova Scotia, and U.S. Bank National Association, as Co-Documentation Agents, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Wells Fargo Capital Finance, LLC, as Joint Lead Arrangers and Deutsche Bank Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Book Running Managers (incorporated by reference to Exhibit 10.2 to Dole’s Quarterly Report on Form 10-Q/A for the quarterly period ended October 8, 2011 filed with the Commission on February 24, 2012)

10.3††#	Supplementary Executive Retirement Plan, Fifth Restatement, effective February 24, 2011

10.4††#	Excess Savings Plan, Restated, effective February 24, 2011

10.5††#	Supplementary Executive Retirement Plan Rabbi Trust Agreement, dated January 27, 2003, by and between Dole Food Company, Inc. and Mellon Bank, N.A.

10.6††#	Excess Savings Plan Rabbi Trust Agreement, dated December 4, 2002, by and between Dole Food Company, Inc. and Mellon Bank, N.A.

Exhibit Number	Title

10.7††#	Amendment 2009-1, effective October 8, 2009, to Dole Food Company, Inc. Supplementary Executive Retirement Plan Rabbi Trust Agreement

10.8††#	Amendment 2009-1, effective October 8, 2009, to Dole Food Company, Inc. Excess Savings Plan Rabbi Trust Agreement

10.9††#	Amendment 2011-1, effective February 24, 2011, to Dole Food Company, Inc. Supplementary Executive Retirement Plan Rabbi Trust Agreement

10.10††#	Amendment 2011-1, effective February 24, 2011, to Dole Food Company, Inc. Excess Savings Plan Rabbi Trust Agreement

10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to Amendment No. 4 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 9, 2009 (File No. 333-161345))

10.12#	Form of Restricted Stock Agreement for Non-Employee Directors under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Dole’s Current Report on Form 8-K, filed with the Commission on February 25, 2011)

10.13††#	Dole’s Non-Employee Directors Deferred Cash Compensation Plan, as amended and restated, effective February 24, 2011

10.14#

Dole Food Company, Inc. Sustained Profit Growth Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.21 to Amendment No. 4 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 9, 2009 (File No. 333-161345))

10.15#

Amendment to the Forms of Change of Control Agreement that are filed as Exhibits 10.16 and 10.17 to this Annual Report on Form 10-K (incorporated by reference to Exhibit 10.2 to Dole’s Current Report on Form 8-K filed with the Commission on September 13, 2012)

10.16#	Form of Change of Control Agreement with Messrs. C. Michael Carter and Joseph S. Tesoriero (incorporated by reference to Exhibit 10.11 to Dole’s Registration Statement on Form S-1 filed with the Commission on August 14, 2009 (File No. 333-161345))

10.17#	Form of Change of Control Agreement with Messrs. David H. Murdock and David A. DeLorenzo (incorporated by reference to Exhibit 10.16 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010)

10.18††#	Form of Tier I Change of Control Agreement to be used for new agreements entered into after February 24, 2011

10.19††#	Form of Tier II Change of Control Agreement to be used for new agreements entered into after February 24, 2011

10.20#	Form of Amendment No. 1 to the Form of Change of Control Agreement that is filed as Exhibit 10.16 to this Annual Report on Form 10-K (incorporated by reference to Exhibit 10.3 to Dole’s Current Report on Form 8-K filed with the Commission on January 11, 2010)

10.21††#	Form of Amendment No. 2 to the Forms of Change of Control Agreement that are filed as Exhibits 10.16 and 10.17 to this Annual Report Form 10-K

10.22††#	Form of Amendment No. 3 to the Forms of Change of Control Agreement that are filed as Exhibits 10.16 and 10.17 to this Annual Report Form 10-K

10.23	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Dole’s Registration Statement on Form S-1 filed with the Commission on September 24, 2009 (File No. 333-161345))

Exhibit Number	Title

10.24#	Dole Food Company, Inc. 2009 Stock Incentive Plan, as amended and restated (incorporated by reference to Appendix A to Dole’s Proxy Statement on Schedule 14A filed with the Commission on April 13, 2012)

10.25#	Form of Incentive Stock Option Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended October 10, 2009)

10.26#	2009 Form of Non-Qualified Stock Option Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Amendment No. 6 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 22, 2009 (File No. 333-161345))

10.27#	2009 Form of Restricted Stock Unit Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to Dole’s Quarterly Report on Form 10-Q for the quarterly period ended October 10, 2009)

10.28#	2009 Form of Restricted Stock Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 6 to Dole’s Registration Statement on Form S-1 filed with the Commission on October 22, 2009 (File No. 333-161345))

10.29#	Alternative Form of Restricted Stock Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to Dole’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010)

10.30#	Dole’s 2010 Management One-Year Incentive Plan (incorporated by reference to Exhibit 10.3 to Dole’s Current Report on Form 8-K filed with the Commission on March 3, 2010)

10.31#	2010 Form of Non-Qualified Stock Option Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Dole’s Current Report on Form 8-K filed with the Commission on December 3, 2010)

10.32#	2010 Form of Restricted Stock Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dole’s Current Report on Form 8-K filed with the Commission on December 3, 2010)

10.33††#	2010 Form of Restricted Stock Unit Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan

10.34#	Dole Food Company, Inc. 2011 Self-Funded Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Dole’s Current Report on Form 8-K, filed with the Commission on November 18, 2011)

10.35#	Form of Performance Shares Agreement under the Dole Food Company, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Dole’s Current Report on Form 8-K, filed with the Commission on November 18, 2011)

12*	Ratio of Earnings to Fixed Charges

21*	Subsidiaries of Dole Food Company, Inc.

23*	Consent of Deloitte & Touche LLP

31.1*	Certification by the President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit Number	Title

31.2*	Certification by the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification by the President and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2**	Certification by the Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101**	The following financial information from Dole Food Inc.’s Annual Report on Form 10-K for the year ended December 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

†	Incorporated by reference to the correspondingly numbered exhibits to Dole’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (File No. 333-106493).

††	Incorporated by reference to the corresponding numbered exhibits to Dole’s Annual Report on Form 10-K, filed with the Commission on March 14, 2011 (File No. 333-106493)

*	Filed herewith.

**	Furnished herewith.

#	Management compensatory plan or arrangement.