Form 10-Q
period 2013-03-23
DOLE FOOD CO INC
filed 2013-05-02
CIK 18169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 23, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 30, 2013
Common Stock, $0.001 Par Value	89,537,765

DOLE FOOD COMPANY, INC.

PART I.

FINANCIAL INFORMATION

Item  1. FINANCIAL STATEMENTS

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended
	March 23, 2013	March 24, 2012
	(In thousands, except per share data)
Revenues, net	$1,053,805	$1,086,379
Cost of products sold	(945,106)	(995,433)

Gross margin	108,699	90,946
Selling, marketing and general and administrative expenses	(69,400)	(65,197)
Charges for restructuring (Notes 6)	—	(1,331)
ITOCHU transaction related costs	(7,054)	(197)
European Union antitrust legal provision (Note 17)	(33,700)	—
Gain on asset sales (Note 10)	1,321	4,203

Operating income (loss)	(134)	28,424
Other income (expense), net (Note 4)	7,251	2,293
Interest income	1,043	713
Interest expense	(10,248)	(2,073)

Income (loss) from continuing operations before income taxes and equity earnings	(2,088)	29,357
Income taxes	3,901	(5,213)
Earnings from equity method investments	2,051	1,426

Income from continuing operations, net of income taxes	3,864	25,570
Loss from discontinued operations, net of income taxes	(69,461)	(8,426)

Net income (loss)	(65,597)	17,144
Less: Net income attributable to noncontrolling interests	(1,131)	(777)

Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$(66,728)	$16,367

Earnings per share — Basic and Diluted (Note 18):
Income from continuing operations	$0.04	$0.29
Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$(0.75)	$0.19

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Quarter Ended
	March 23, 2013	March 24, 2012
	(In thousands)
Net income (loss)	$(65,597)	$17,144
Net foreign currency translation adjustment	(15,841)	4,953
Unrealized hedging gains (losses), net of income tax expense (benefit) of $289 and $1,636	1,719	52,772
Reclassification of realized losses to net income, net of income tax expense (benefit) of ($664) and ($199)	143	2,617

Comprehensive income (loss)	(79,576)	77,486
Less: Comprehensive income attributable to noncontrolling interests	(1,132)	(780)

Comprehensive income (loss) attributable to shareholders of Dole Food Company, Inc.	$(80,708)	$76,706

See Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 23, 2013	December 29, 2012
	(In thousands, except per share data)
ASSETS
Cash and cash equivalents	$101,067	$91,579
Receivables, net of allowances of $23,169 and $22,687 respectively	577,169	491,640
Inventories	260,272	241,741
Prepaid expenses and other assets	39,384	36,249
Deferred income tax assets	6,317	5,959
Assets held-for-sale (Note 10)	1,866,710	1,877,523

Total current assets	2,850,919	2,744,691
Investments	88,246	88,881
Actively marketed property (Note 10)	151,086	74,814
Property, plant and equipment, net of accumulated depreciation of $834,391 and $819,218, respectively	631,429	688,890
Goodwill	260,006	273,906
Intangible assets, net	260,362	261,315
Other assets, net	93,010	97,274

Total assets	$4,335,058	$4,229,771

LIABILITIES AND EQUITY
Accounts payable	$332,326	$313,400
Liabilities related to assets held-for-sale (Note 10)	461,397	448,924
Deposit on sale of Dole Asia	200,000	—
Accrued liabilities	573,970	535,364
Current portion of long-term debt, net	161,647	161,750
Notes payable	13,800	19,762

Total current liabilities	1,743,140	1,479,200
Long-term debt, net	1,464,068	1,512,646
Deferred income tax liabilities	131,443	128,927
Other long-term liabilities	352,111	396,472
Commitments and contingencies (Note 17)
Shareholders’ equity
Preferred stock — $0.001 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock — $0.001 par value; 300,000 shares authorized, 89,400 and 89,189 shares issued and outstanding as of March 23, 2013 and December 29, 2012	89	89
Additional paid-in capital	811,482	800,517
Accumulated deficit	(101,749)	(35,021)
Accumulated other comprehensive income (loss)	(93,430)	(79,450)

Equity attributable to shareholders of Dole Food Company, Inc.	616,392	686,135
Equity attributable to noncontrolling interests	27,904	26,391

Total equity	644,296	712,526

Total liabilities and equity	$4,335,058	$4,229,771

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
	March 23, 2013	March 24, 2012
	(In thousands)
Operating Activities
Net income (loss)	$(65,597)	$17,144
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,100	23,624
Share-based compensation expense	10,965	2,849
Net (gains) losses on financial instruments	(48,280)	(10,751)
Asset write-offs and net (gain) loss on sale of assets	(426)	(4,158)
Earnings from equity method investments	(2,385)	(1,603)
Amortization of debt discounts and debt issuance costs	2,468	2,527
Provision for deferred income taxes	2,721	(67)
Pension and other postretirement benefit plan expense	6,059	5,158
Other	(45)	(370)
Changes in operating assets and liabilities:
Receivables	(88,120)	(48,146)
Inventories	(3,496)	(47,447)
Prepaid expenses and other assets	(6,037)	(3,877)
Income taxes	9,371	(2,262)
Accounts payable	23,792	59,080
Accrued liabilities	53,228	(4,171)
Other long-term liabilities	(5,213)	(1,811)

Cash flow used in operating activities	(95,895)	(14,281)
Investing Activities
Cash received from sales of assets and businesses, net of cash disposed	2,293	21,879
Business acquisitions, net of cash acquired	(6,975)	(14,474)
Capital expenditures	(27,213)	(13,996)
Deposit received for sale of Dole Asia	200,000	—
Other	(1,501)	(378)

Cash flow provided by (used in) investing activities	166,604	(6,969)
Financing Activities
Short-term debt borrowing (repayments), net	(11,497)	30,794
Long-term debt borrowings	299,500	298,836
Long-term debt repayments	(346,459)	(316,973)
Dividends paid to noncontrolling interests	(430)	(180)
Contribution from noncontrolling interests	811	—
Settlement of long-term Japanese yen hedge forwards	(3,048)	(8,687)

Cash flow provided by (used in) financing activities	(61,123)	3,790

Effect of foreign currency exchange rate changes on cash	(98)	848

Decrease in cash and cash equivalents	9,488	(16,612)
Cash and cash equivalents at beginning of period	91,579	122,348

Cash and cash equivalents at end of period	$101,067	$105,736

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

Supplemental cash flow information

At March 23, 2013 and March 24, 2012, accounts payable included approximately $6.3 million and $2 million, respectively, for capital expenditures.

In connection with the first quarter 2012 sale of a non-core German subsidiary (“German subsidiary”), at March 23, 2013 Dole had $19.4 million of notes receivable, of which $1.3 million is included in receivables, net and $18.1 million is included in other assets. In addition, Dole had deferred income of $19.4 million of which approximately $1.3 million is included in accrued liabilities and approximately $18.1 million is included in other long-term liabilities at March 23, 2013. Of the notes receivable for which deferred income was recorded, approximately $1.3 million was collected during the first quarter of 2013, and a corresponding gain on sale of assets was recognized. During the first quarter of 2012, Dole recorded $29 million as notes receivable, of which $1 million was included in receivables and $28 million was included in other assets. In addition, Dole recorded deferred income of $23.8 million of which $1 million was included in accrued liabilities and $22.8 million was in other long-term liabilities at March 24, 2012. Refer to Note 10 — Assets Held-For-Sale and Actively Marketed Property for additional information.

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Equity Attributable to Shareholders’ of Dole Food Company, Inc.
						Accumulated Other Comprehensive Income (Loss)			Equity Attributable to Noncontrolling Interests
	Common Shares Outstanding		Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Pension & Other Postretirement Benefits	Cumulative Translation Adjustment	Unrealized Gains (Losses) on Hedges		Total Equity
	(In thousands)
Balance at December 31, 2011	88,952		$89	$786,355	$109,442	$(94,708)	$30,346	$(39,020)	$25,917	$818,421
Net income	—		—	—	16,367	—	—	—	777	17,144
Share-based compensation	—		—	2,849	—	—	—	—	—	2,849
Dividends paid	—		—	—	—	—	—	—	(180)	(180)
Disposal of noncontrolling interest	—		—	—	—	—	—	—	(150)	(150)
Net foreign currency translation adjustment	—		—	—	—	—	4,950	—	3	4,953
Unrealized hedging gains (losses), net of income tax expense (benefit) of $1,636	—		—	—	—	—	—	52,772	—	52,772
Reclassification of realized losses to net income, net of income tax expense (benefit) of ($199)	—		—	—	—	—	—	2,617	—	2,617

Balance at March 24, 2012	88,952		$89	$789,204	$125,809	$(94,708)	$35,296	$16,369	$26,367	$898,426

Balance at December 29, 2012	89,189		$89	$800,517	$(35,021)	$(112,122)	$34,371	$(1,699)	$26,391	$712,526
Net income (loss)	—		—	—	(66,728)	—	—	—	1,131	(65,597)
Share-based compensation	—		—	10,965	—	—	—	—	—	10,965
Issuance of restricted stock	211	(1)	—	—	—	—	—	—	—	—
Dividends paid	—		—	—	—	—	—	—	(430)	(430)
Change in noncontrolling interest	—		—	—	—	—	—	—	811	811
Net foreign currency translation adjustment	—		—	—	—	—	(15,842)	—	1	(15,841)
Unrealized hedging gains (losses), net of income tax expense (benefit) of $289	—		—	—	—	—	—	1,719	—	1,719
Reclassification of realized losses to net income, net of income tax expense (benefit) of $(664)	—		—	—	—	—	—	143	—	143

Balance at March 23, 2013	89,400		$89	$811,482	$(101,749)	$(112,122)	$18,529	$163	$27,904	$644,296

(1)	211,350 restricted shares were issued in February 2013. The transfer agent formally recorded this issuance after March 23, 2013.

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) include all adjustments necessary, which are of a normal recurring nature, to present fairly Dole’s financial position, results of operations and cash flows. Dole operates under a 52/53-week year. The quarters ended March 23, 2013 and March 24, 2012 were twelve weeks in duration. For a summary of significant accounting policies and additional information relating to Dole’s financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of Dole’s Annual Report on Form 10-K for the year ended December 29, 2012.

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

In March 2003, Dole completed a going-private merger transaction. As a result of the transaction, Dole became wholly-owned by David H. Murdock, Dole’s Chairman and Chief Executive Officer. In October 2009, Dole completed a $446 million initial public offering of its common stock and received proceeds of $415 million. At March 23, 2013, Mr. Murdock and his affiliates beneficially owned 35,542,968, or approximately 40% of Dole’s outstanding common shares.

NOTE 2 — SALE OF PACKAGED FOODS AND ASIA FRESH PRODUCE BUSINESS

On April 1, 2013, the previously announced sale of Dole’s worldwide packaged foods and Asia fresh produce businesses (collectively, “Dole Asia”) for $1.685 billion in cash, subject to certain adjustments (“sale transaction”) to ITOCHU Corporation (“ITOCHU”) was completed. The operations of Dole Asia consist of Dole’s Packaged Foods reportable operating segment, and Dole’s Asia fresh produce business, which is a component of Dole’s Fresh Fruit reportable operating segment (“Asia Fresh”). ITOCHU will not assume certain U.S. pension and other liabilities of Dole Asia. The proceeds from the April 1 sale and Dole’s new capital structure were used to pay off Dole’s previous indebtedness of approximately $1.7 billion, including the settlement in full of capital lease obligations of approximately $50 million related to two vessels. During the first quarter of 2013, Dole recorded expenses of $7.1 million related to the transaction, of which $6.6 million were for compensation related arrangements not attributable to Dole Asia employees, which were unpaid as of March 23, 2013, and $0.5 million were for transaction related expenses. On February 22, 2013, ITOCHU paid Dole a non-refundable cash deposit of $200 million toward the purchase price. Dole used the $200 million in cash to repay revolver borrowings, pay certain transaction related expenses, and for general corporate purposes.

The preliminary estimate of the pre-tax gain on the sale of Dole Asia is in the range of $250 million to $300 million. This estimate could change based upon the final determination of the carrying values of assets and liabilities on the date of the sale transaction, which will occur during Dole’s second quarter. This gain is expected to use substantially all of Dole’s federal tax net operating loss carryforwards, and result in the payment of cash taxes of approximately $40 million.

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS

During July 2012, the Financial Accounting Standards Board (“FASB”) issued a standard which amended how entities test for impairment of indefinite-lived intangible assets. The new guidance permits a company to assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the annual impairment test. This guidance is effective for fiscal years beginning after September 15, 2012, and is effective for Dole beginning the first quarter of 2013. The adoption of the standard did not have an impact on Dole’s results of operations or financial position.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In February 2013, the FASB issued a standard that revised the disclosure requirements for items reclassified out of accumulated other comprehensive income and requires entities to present information about significant items reclassified out of accumulated other comprehensive income by component either (1) on the face of the statement where net income is presented or (2) as a separate disclosure in the notes to the financial statements. This guidance is effective for annual reporting periods beginning after December 15, 2012, and is effective for Dole beginning in the first quarter of 2013. The adoption of the standard did not have an impact on Dole’s results of operations or financial position.

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

NOTE 4—OTHER INCOME (EXPENSE), NET

Included in other income (expense), net in Dole’s condensed consolidated statements of operations are the following items:

	Quarter Ended
	March 23, 2013	March 24, 2012
	(In thousands)
Unrealized gain on foreign denominated borrowings	$4,054	$3,659
Realized gain (loss) on foreign denominated borrowings	88	(12)
Foreign currency exchange gain (loss) on vessel obligation	3,098	(1,394)
Other	11	40

Other income (expense), net	$7,251	$2,293

NOTE 5 — DISCONTINUED OPERATIONS

During the fourth quarter of 2012, Dole concluded that Dole Asia met the requirements to be presented as assets and liabilities held-for-sale and discontinued operations. Accordingly, the results of operations for Asia Fresh and Packaged Foods have been reclassified to discontinued operations for all periods presented.

Included in discontinued operations are interest expense and debt-related costs associated with Dole’s debentures, secured notes, revolving credit facility and its term loans for all historical periods presented. The interest expense and related costs associated with these debt instruments have been reclassified to discontinued operations because the terms of these instruments require immediate repayment of the outstanding debt balance upon consummation of the sale of Dole Asia. In addition, for all historical periods presented, had the sale of Dole Asia been previously consummated, the terms of the then outstanding debentures, secured notes, revolving credit facility and the term loans would have required that they be repaid in their entirety. These costs have been included in the “Financing Related Items” column in the table, below.

During 2006 Dole entered into an interest rate swap to synthetically convert $320 million of its term loans into yen denominated debt (“cross currency swap”). The cross currency swap did not qualify for hedge accounting and was marked to market each accounting period. In addition, during 2006, Dole also entered into an interest rate swap to synthetically convert $320 million of term loans into fixed-rate debt. During 2011 Dole refinanced its liability under the cross currency swap by entering into long-term Japanese yen hedges, and obtained hedge accounting for these hedges. Due to the fact that the cross currency swap and the interest rate swap were linked to the term loans of Dole, all of the income statement activity associated with these instruments has been presented within discontinued operations for all periods presented. In addition, since the long-term Japanese yen hedges were designated to hedge Dole’s yen-denominated revenue stream generated from the Dole Asia business, the income statement activity associated with the long-term Japanese yen hedges has been presented within discontinued operations for all periods presented. On March 8, 2013, Dole entered into an agreement to settle the long-term Japanese yen hedges for $25.1 million, which was paid on March 27, 2013. All amounts associated with these instruments have been presented in the “Financing Related Items” column in the table, below.

During the second quarter of 2008, Dole approved and committed to a formal plan to divest its fresh-cut flowers business. During the first quarter of 2009, the operations and the majority of the related assets of this business were sold.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The operating results of Dole Asia and fresh-cut flowers are reported in the following table:

	Dole Asia				Fresh-Cut Flowers	Total
	Asia Fresh	Packaged Foods	Financing Related Items	Total Dole Asia
	(In thousands)
Quarter ended March 23, 2013
Revenues	$266,750	$284,532	$—	$551,282	$—	$551,282

Income (loss) before income taxes	$(29,294)	$(1,156)	$7,163	$(23,287)	$(20)	$(23,307)
Income taxes	(29,967)	(1,102)	(15,085)	(46,154)	—	(46,154)

Income (loss) from discontinued operations, net of income taxes	$(59,261)	$(2,258)	$(7,922)	$(69,441)	$(20)	$(69,461)

Quarter ended March 24, 2012
Revenues	$282,232	$266,937	$—	$549,169	$—	$549,169

Income (loss) before income taxes	$2,583	$16,062	$(28,393)	$(9,748)	$(40)	$(9,788)
Income taxes	(6,470)	(4,516)	12,341	1,355	7	1,362

Income (loss) from discontinued operations, net of income taxes	$(3,887)	$11,546	$(16,052)	$(8,393)	$(33)	$(8,426)

NOTE 6 — CHARGES FOR RESTRUCTURING

As a result of challenging market conditions in Dole’s fresh fruit operations, Dole committed to a restructuring plan during the third quarter of 2010 in its fresh fruit segment in Europe, Latin America and Asia (“2010 plan”). These restructuring efforts were designed to reduce costs by realigning fruit supply with expected demand. As part of these initiatives, Dole restructured certain farming operations in Latin America and Asia, reorganized its European operations and rationalized vessel charters. The 2010 plan was completed during the fourth quarter of 2012.

During the third quarter of 2011, Dole committed to further restructure its fresh fruit operations in Europe and Latin America, as well as restructure the fresh vegetables operations in Asia (“2011 plan”). As part of this plan, Dole consolidated certain operations in Europe to reduce overhead, restructured farming operations in Latin America, and further rationalized vessel charters. In addition, Dole ended certain unprofitable contractual arrangements in Asia. The 2011 plan was completed during the fourth quarter of 2012.

As a result of these initiatives, Dole expects to realize cash savings in its financial results. These savings are expected to result from lower production costs including lower labor costs on our farms and in our ports, enhanced farm productivity, lower distribution costs resulting from more efficient utilization of our shipping fleet, the termination of unprofitable contractual arrangements, and lower selling and general and administrative costs as a result of streamlining Dole’s organization in Europe. Certain of the savings were attributable to Asia Fresh, and therefore will not impact Dole on a going-forward basis.

2010 Restructuring Plan

The following table summarizes restructuring charges related to the 2010 plan:

	Charges/ (Adjustments) Incurred During First Quarter 2012	Total Charges Incurred
	(In thousands)
Cash:
Severance and other employee-related costs	$82	$8,916
Contract termination and other costs	(19)	12,005
Non-cash:
Pension-related settlement charges	—	7,982
Asset write-downs	86	13,391

Total charges incurred	$149	$42,294

Charges included in continuing operations	$149	$31,207

Charges included in discontinued operations	$—	$11,087

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

A rollforward of activity for Dole’s restructuring liabilities related to the 2010 plan, which are classified in accrued liabilities in the accompanying condensed consolidated balance sheets, is summarized as follows:

	Severance and Other Employee- Related Costs	Contract Termination and Other Costs	Total
	(In thousands)
Balance as of December 31, 2011	$85	$3,715	$3,800
Charges incurred	298	88	386
Cash payments	(258)	(1,064)	(1,322)
Non-cash	(125)	—	(125)

Balance as of December 29, 2012	—	2,739	2,739
Cash payments	—	(640)	(640)
Non-cash	—	(2)	(2)

Balance as of March 23, 2013	$—	$2,097	$2,097

2011 Restructuring Plan

The following table summarizes restructuring charges related to the 2011 plan:

	Charges/ (Adjustments) Incurred During First Quarter 2012	Total Charges Incurred
	(In thousands)
Cash:
Severance and other employee-related costs	$(35)	$831
Contract termination and other costs	1,217	8,831
Non-cash:
Pension-related settlement charges	—	86
Asset write-downs	—	3,601

Total charges incurred	$1,182	$13,349

Charges included in continuing operations	$1,182	$9,388

Charges included in discontinued operations	$—	$3,961

A rollforward of activity for Dole’s restructuring liabilities related to the 2011 plan, which are classified in accrued liabilities in the accompanying condensed consolidated balance sheets, is summarized as follows:

	Severance and Other Employee- Related Costs	Contract Termination and Other Costs	Total
	(In thousands)
Balance as of December 31, 2011	$194	$4,235	$4,429
Charges incurred	389	2,537	2,926
Cash payments	(165)	(5,576)	(5,741)
Non-cash	—	(12)	(12)

Balance as of December 29, 2012	418	1,184	1,602
Cash payments	—	(140)	(140)
Non-cash	—	(19)	(19)

Balance as of March 23, 2013	$418	$1,025	$1,443

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 7 — LONG-TERM RECEIVABLES

At March 23, 2013, Dole’s long-term financing receivables consisted of $3.1 million of grower advances, net of allowances, a $7 million note receivable related to the sale of discontinued operations, $19.4 million of notes receivable related to the sale of a German subsidiary and net long-term trade receivables of $2.3 million. These assets have been included in other assets in the accompanying condensed consolidated balance sheet as of March 23, 2013. In addition, $2.2 million of net long-term grower advances were included in assets held-for-sale.

Dole monitors the collectability of these advances through periodic review of financial information received from these growers. At March 23, 2013, these advances included in other assets had an allowance for credit losses of $3.3 million. Dole’s historical losses on its long-term grower advances related to continuing operations have been immaterial and Dole expects this to continue.

At March 23, 2013, Dole had a $7 million note receivable relating to the fiscal 2009 sale of the fresh-cut flowers business. This receivable is secured by properties that have an estimated fair value in excess of the note, which was due in January 2011. The Colombian companies that have granted mortgages in such properties to secure their guaranties of such note are currently under reorganization pursuant to Colombian Law 1116. Dole believes that the note will be collected, based on its position in the reorganization.

At March 23, 2013, Dole had notes receivable of $19.4 million (€15 million) denominated in euros related to the sale of a German subsidiary in the first quarter of 2012. The notes mature on various dates through March 2022. During the first quarter of 2013, Dole received cash proceeds of $1.3 million (€1 million). Of the remaining notes receivable, approximately $18.1 million were recorded as long-term notes receivable. These notes receivable have annual minimum payment requirements based on the financial performance of the business and are collateralized by the business.

Dole has gross long-term trade receivables of $19.1 million due from a customer in Eastern Europe, for which it is not likely that payment will be received during the next year. Dole has $16.8 million of allowances for bad debt related to these receivables. The net receivable of $2.3 million represents management’s best estimate of its net realizable value after consideration of collateral securing the receivable.

NOTE 8 — INCOME TAXES

Dole recorded an income tax benefit of $3.9 million on a $2.1 million pretax loss from continuing operations for the quarter ended March 23, 2013. The income tax benefit included an interest benefit of $0.7 million related to Dole’s unrecognized tax benefits. Income tax expense of $5.2 million on $29.4 million of pretax income from continuing operations was recorded for the first quarter ended March 24, 2012, which included interest expense of $0.3 million related to Dole’s unrecognized tax benefits. Dole’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions. For the quarter ended March 23, 2013, Dole’s income tax benefit differs from the U.S. federal statutory rate applied to Dole’s pretax loss primarily due to a reduction in Dole’s liability for unrecognized tax benefits related to the expiration of the statute of limitations in certain foreign jurisdictions. For the quarter ended March 24, 2012, Dole’s income tax provision differed from the U.S. federal statutory rate applied to Dole’s pre-tax income primarily due to operations in foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate.

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

Dole recognizes accrued interest and penalties related to its unrecognized tax benefits as a component of income taxes in the accompanying condensed consolidated statements of operations. Accrued interest and penalties before tax benefits were $4.0 million and $7.4 million at March 23, 2013 and December 29, 2012, respectively, and are included as a component of other long-term liabilities in the accompanying condensed consolidated balance sheets. The decrease in interest expense of $3.4 million for the quarter ended March 23, 2013 includes a payment of $2.7 million relating to a non-U.S. audit settlement. At this time, Dole believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease later in 2013 by cash payments of approximately $17 million relating to non-U.S. audit settlements. Cash payments of $6.4 million, including interest, were made in the first quarter primarily relating to audit settlements in Ecuador.

Dole or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, Dole is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2006.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

NOTE 9 — INVENTORIES

The major classes of inventories were as follows:

	March 23, 2013	December 29, 2012
	(In thousands)
Finished products	$87,121	$71,728
Raw materials and work in progress	51,708	50,724
Crop-growing costs	103,398	99,145
Operating supplies and other	18,045	20,144

	$260,272	$241,741

NOTE 10 — ASSETS HELD-FOR-SALE AND ACTIVELY MARKETED PROPERTY

Dole continuously reviews its assets in order to identify those assets that do not meet Dole’s future strategic direction or internal economic return criteria. As a result of this review, Dole has identified and is in the process of selling certain businesses and long-lived assets. Accordingly, Dole has assets classified as either held-for-sale or actively marketed property.

Total assets held-for-sale by segment were as follows:

	Fresh Fruit	Fresh Vegetables	Discontinued Operations			Total Assets Held-for-Sale
			Packaged Foods	Asia Fresh	Fresh-Cut Flowers
	(In thousands)
Balance as of December 29, 2012	$12,652	$599	$1,041,237	$819,823	$3,212	$1,877,523
Activity	—	—	(15,033)	6,762	—	(8,271)
Sales	—	—	(578)	—	—	(578)
Reclassifications	(12,652)	—	—	13,900	(3,212)	(1,964)

Balance as of March 23, 2013	$—	$599	$1,025,626	$840,485	$—	$1,866,710

Total liabilities related to assets held-for-sale by segment were as follows:

			Discontinued Operations
	Fresh Fruit	Fresh Vegetables	Packaged Foods	Asia Fresh	Fresh-Cut Flowers	Total Liabilities Held-for-Sale
	(In thousands)
Balance as of December 29, 2012	$—	$—	$245,972	$202,952	$—	$448,924
Activity	—	—	3,839	8,634	—	12,473

Balance as of March 23, 2013	$—	$—	$249,811	$211,586	$—	$461,397

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The major classes of assets held-for-sale included in Dole’s condensed consolidated balance sheet at March 23, 2013 were as follows:

			Discontinued Operations
	Fresh Fruit	Fresh Vegetables	Packaged Foods	Asia Fresh	Fresh-Cut Flowers	Total Assets Held-for-Sale
	(In thousands)
Assets held-for-sale:
Receivables	$—	$—	$126,707	$124,337	$—	$251,044
Inventories	—	—	399,984	196,238	—	596,222
Prepaid expenses and other assets	—	—	7,254	22,220	—	29,474
Deferred tax assets	—	—	1,200	754	—	1,954
Investments	—	—	1,083	17,319	—	18,402
Property, plant and equipment, net of accumulated depreciation	—	599	164,445	74,655	—	239,699
Goodwill	—	—	67,464	86,496	—	153,960
Intangibles, net	—	—	245,891	225,943	—	471,834
Other assets, net	—	—	11,598	92,523	—	104,121

Total assets held-for-sale	$—	$599	$1,025,626	$840,485	$—	$1,866,710

The major classes of liabilities held-for-sale included in Dole’s condensed consolidated balance sheet at March 23, 2013 were as follows:

			Discontinued Operations
	Fresh Fruit	Fresh Vegetables	Packaged Foods	Asia Fresh	Fresh-Cut Flowers	Total Liabilities Held-for-Sale
	(In thousands)
Liabilities related to assets held-for-sale:
Accounts payable	$—	$—	$118,038	$95,024	$—	$213,062
Accrued liabilities	—	—	57,077	73,213	—	130,290
Current portion of long-term debt	—	—	335	566	—	901
Notes payable	—	—	34,064	9,000	—	43,064
Long-term debt	—	—	375	2,806	—	3,181
Deferred income tax liabilities	—	—	—	27	—	27
Other long-term liabilities	—	—	39,922	30,950	—	70,872

Total liabilities related to assets held-for-sale	$—	$—	$249,811	$211,586	$—	$461,397

Gains on asset sales by segment were as follows:

	March 23, 2013	March 24, 2012
	(In thousands)
Fresh Fruit	$1,321	$4,203
Fresh Vegetables	—	—

Total from Continuing Operations	1,321	4,203
Packaged Foods — Discontinued Operations	260	—

	$1,581	$4,203

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Proceeds from asset sales by segment were as follows:

	March 23, 2013	March 24, 2012
	(In thousands)
Fresh Fruit	$1,321	$22,442
Fresh Vegetables	—	—

Total from Continuing Operations	1,321	22,442
Packaged Foods — Discontinued Operations	838	—

	$2,159	$22,442

Asia Fresh and Packaged Foods — Discontinued Operations

Dole Asia met the requirements to be presented as assets and liabilities held-for-sale during the fourth quarter of 2012. Under the terms of the Trademark Rights Agreement entered into as part of the sale transaction: Dole has granted ITOCHU exclusive licenses to use certain Dole trademarks, trade names and trade dress rights with certain fresh produce in Asia, Australia and New Zealand and with certain packaged products worldwide, including certain exclusive rights to the DOLE® brand; Dole has granted ITOCHU non-exclusive licenses to use certain Dole trademarks, trade names and trade dress rights with certain fresh produce that will be sold by ITOCHU in certain countries outside of Asia, Australia and New Zealand and with certain packaged products that were not part of the sale transaction, subject to limited exceptions; and ITOCHU has granted Dole non-exclusive licenses to use certain trademarks, trade names and trade dress rights acquired by ITOCHU in the sale transaction with certain fresh produce and packaged products that currently are distributed by businesses retained by Dole. All of the licenses granted under the Trademark Rights Agreement are perpetual, irrevocable and royalty free. As a result of the foregoing, Dole Asia was allocated a proportionate share of the Dole intellectual property of approximately $460 million. The allocation has been determined based on the relative fair value of the Asia Fresh and Packaged Foods operations to that of Dole, as of December 29, 2012. Refer to Note 2 — Sale of Worldwide Packaged Foods and Asia Fresh Produce Business.

In addition, since Asia Fresh represents a component of the Fresh Fruit reportable operating segment, Dole has allocated $86.5 million of fresh fruit goodwill to the Asia Fresh component. The goodwill allocated to the Asia Fresh component has been based on the estimated relative fair value of Asia Fresh compared to the total estimated fair value of the Fresh Fruit reportable operating segment as of April 1, 2013, the date of disposition.

Fresh Fruit

Dole had a notes receivable balance of $19.4 million (€15 million) at March 23, 2013 denominated in euros related to the first quarter 2012 sale of a German subsidiary. The notes mature on various dates through March 2022. Dole has a corresponding deferred gain of $19.4 million (€15 million), which will be recognized as the notes receivable are collected. During the first quarter of 2013 Dole received cash proceeds of $1.3 million (€1 million) and recorded a corresponding gain on sale of assets.

During the first quarter of 2013, Dole reclassified Hawaii and Honduras land with net book values of $12.5 million and $0.2 million, respectively, from assets held-for-sale to actively marketed property.

Fresh-Cut Flowers — Discontinued Operation

During the first quarter of 2013, Dole reclassified its assets held-for-sale with a net book value of $3.2 million associated with the fresh-cut flowers — discontinued operations to actively marketed property. Dole expects to sell these assets in the future but it is uncertain if any sales will be completed during the next twelve months.

Actively Marketed Property

Included in actively marketed property are land and property that do not meet Dole’s future strategic direction or internal economic return criteria. The assets that have been identified are available for sale in their present condition and an active program is underway to sell the properties. Dole is actively marketing these properties at a price that is in excess of book value but the timing of sale is uncertain.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Total Actively Marketed Property by segment was as follows:

	Fresh Fruit	Discontinued Operations Fresh-Cut Flowers	Total Actively Marketed Property
	(In thousands)
Balance as of December 29, 2012	$74,814	$—	$74,814
Additions	60,408	—	60,408
Reclassifications	12,652	3,212	15,864

Balance as of March 23, 2013	$147,874	$3,212	$151,086

At December 29, 2012, actively marketed property consisted of approximately 14,200 acres of Hawaii land with a net book value of $74.8 million. During the first quarter of 2013, Dole added approximately 6,300 acres of Hawaii land with a net book value of $72.9 million to actively marketed property. Of these additions, 2,050 acres of land with a net book value of $12.5 million were reclassified from assets held-for-sale and the remaining 4,250 acres of land with a net book value of $60.4 million were reclassified from property, plant and equipment. At March 23, 2013, actively marketed property consisted of approximately 20,500 acres of Hawaii land in the fresh fruit segment, with a net book value of $147.7 million. In addition during the first quarter, Dole reclassified $0.2 million of land in Honduras to actively marketed property.

Assets with a net book value of $3.2 million associated with the real estate of the former fresh-cut flowers division were reclassified from assets held-for-sale during the first quarter of 2013.

NOTE 11 — GOODWILL AND INTANGIBLE ASSETS

Goodwill has been allocated to Dole’s reporting segments as follows:

	Fresh Fruit	Fresh Vegetables	Total
	(In thousands)
Balance as of December 29, 2012	$189,147	$84,759	$273,906
Change in Dole Asia allocation	(13,900)	—	(13,900)

Balance as of March 23, 2013	$175,247	$84,759	$260,006

Dole Asia met the requirements to be presented as assets and liabilities held-for-sale during the fourth quarter of 2012. As a result, as of December 29, 2012, $72.6 million of goodwill allocated to Asia Fresh and the entire goodwill balance associated with Packaged Foods were reclassified to assets-held-for-sale. The Fresh Fruit goodwill that will be allocated to Dole Asia upon disposition is based on the relative estimated fair value of the Asia Fresh business as compared to the estimated fair value of the Fresh Fruit reporting unit on the date of disposition. Subsequent to December 29, 2012, the relative fair value of the Fresh Fruit reporting unit decreased, resulting in a $13.9 million increase in the goodwill allocated to Dole Asia. In addition, approximately $460 million of the Dole intellectual property that is related to Dole Asia has been reclassified to assets-held-for-sale. Refer to Note 10 — Assets Held-for-Sale and Actively Marketed Property for additional information.

Details of Dole’s intangible assets were as follows:

	March 23, 2013	December 29, 2012
	(In thousands)
Amortized intangible assets:
Customer relationships	$21,000	$21,000
Other amortized intangible assets	15,570	15,589

	36,570	36,589
Accumulated amortization — customer relationships	(3,168)	(2,585)
Other accumulated amortization	(2,682)	(2,331)

Accumulated amortization — intangible assets	(5,850)	(4,916)

Amortized intangible assets, net	30,720	31,673
Indefinite-lived intangible assets:
Trademark and trade names	229,642	229,642

	$260,362	$261,315

Amortization expense of intangible assets included in continuing operations totaled $0.9 million and $0.8 million for the quarters ended March 23, 2013 and March 24, 2012, respectively. Amortization expense of intangible assets included in discontinued operations totaled $1.1 and $0.9 million for the quarters ended March 23, 2013 and March 24, 2012, respectively.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of March 23, 2013, the estimated amortization expense for continuing operations associated with Dole’s intangible assets for the remainder of 2013 and in each of the next four fiscal years is as follows (in thousands):

Fiscal Year	Amount
2013 (remainder of the year)	$3,122
2014	$4,036
2015	$4,013
2016	$3,993
2017	$3,884

NOTE 12 — NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:

	March 23, 2013	December 29, 2012
	(In thousands)
Unsecured debt:
8.75% debentures due 2013 (1)	$155,000	$155,000
Secured debt:
13.875% notes due 2014 (1)	174,904	174,904
8% notes due 2016 (1)	315,000	315,000
Revolving credit facility (1)	75,300	119,200
Term loan facilities (1)	865,505	867,702
Contracts and notes, at a weighted average interest rate of 3.3% in 2013 (3.3% in 2012) through 2018	4,051	4,052
Capital lease obligations, at a weighted average interest rate of 2.3% in 2013 (2.7% in 2012) (2)	51,175	55,015
Notes payable, at a weighted average interest rate of 1.0% in 2013 (1.3% in 2012)	13,800	19,762
Unamortized debt discounts	(15,220)	(16,477)

	1,639,515	1,694,158
Notes payables and current maturities, net of unamortized debt discounts	(175,447)	(181,512)

	$1,464,068	$1,512,646

(1)	Now repaid, defeased or discharged
(2)	Approximately $50 million of the capital lease obligations have now been terminated.

As a result of reflecting Dole Asia’s operations as discontinued operations, all interest expense associated with Dole’s notes and debentures, term loan and revolving credit facilities and interest rate swap has been reclassified into discontinued operations for all periods presented. Refer to Note 5 — Discontinued Operations for additional information.

Notes Payable

Dole borrows funds primarily on a short-term basis to finance current operations. The terms of these borrowings range from one month to six months. Dole’s notes payable at March 23, 2013 consisted primarily of foreign borrowings in Latin America.

Term Loans and Revolving Credit Facility – Now Repaid, Defeased or Discharged

As of March 23, 2013, the now-repaid term loan facilities consisted of $310.3 million of Term Loan B and $555.2 million of Term Loan C. The term loan facilities bore interest, at Dole’s option, at a rate per annum equal to either (i) the London Interbank Offer Rate (“LIBOR”) plus 3.75%, with a LIBOR floor of 1.25%; or (ii) a base rate plus 2.75%. Interest on the term loan facilities was payable quarterly in arrears or at maturity of LIBOR contracts. The weighted average variable interest rate at March 23, 2013 for Term Loan B and Term Loan C was 5.5%.

As of March 23, 2013, there was $75.3 million outstanding under the now-repaid asset-based lending senior secured revolving credit facility (“ABL revolver”). Amounts outstanding under the ABL revolver bore interest, at Dole’s option, at a rate per annum equal to either (i) LIBOR plus 1.75% to 2.25%, or (ii) a base rate plus 0.75% to 1.25%, in each case, based upon Dole’s historical borrowing availability under this facility. The weighted average variable interest rate at March 23, 2013 for the ABL revolver was 4.3%. As of March 23, 2013, the borrowing base for the ABL revolver was $337.5 million. After taking into account approximately $85.9 million of outstanding letters of credit issued under the ABL revolver and the outstanding ABL balance, Dole had approximately $176.3 million available for borrowings as of March 23, 2013 under the now-repaid ABL revolver.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Term Loan and Revolving Credit Facility – New Capital Structure

On April 1, 2013 Dole entered into a new secured credit agreement with five of Dole’s principal relationship banks, which has now been replaced following the planned syndication of the loans (see below), under which the borrowers were Dole and its wholly-owned subsidiary Solvest, Ltd (“Solvest”). The new credit agreement replaced Dole’s existing revolving credit and term loan agreements, which, with all of Dole’s outstanding series of secured notes and debentures, have been fully paid, defeased or discharged. The new credit agreement provided for a new revolving credit facility of up to $150 million, divided between domestic and off-shore borrowings, and for a new term loan of $500 million. The agreement also allowed Dole to request additional term loans of up to $125 million through the end of September 2013 and for Dole to request future incremental loans. The annual interest rate on the term loan was, at Dole’s option, either (i) LIBOR plus 3.75%, with a LIBOR floor of 1.25% or (ii) a base rate plus 2.75%. The annual interest rate on amounts drawn under the revolving loan was, at Dole’s option, either (i) LIBOR plus 3.50% to 3.75%, with no LIBOR floor, or (ii) a base rate plus 2.50% to 2.75%, in each case, based upon Dole’s consolidated leverage ratio.

On May 2, 2013, following the syndication of the April 1 loans, Dole entered into an amended and restated secured credit agreement under which Dole and Solvest continue to be the borrowers. The amended and restated credit agreement replaces the April 1, 2013 credit agreement. The amended and restated credit agreement increases the revolving credit facility to $180 million, divided between domestic and off-shore borrowings, and increases the term loan to $675 million, which reflects the $500 million drawn on April 1, 2013, the borrowing of $125 million that Dole was entitled to request through the end of September 2013 under the April 1 2013 credit agreement, and an additional $50 million. The agreement also allows Dole to request future incremental loans. The annual interest rate on the term loan is, at Dole’s option, either (i) LIBOR plus 2.75%, with a LIBOR floor of 1.00% or (ii) a base rate plus 1.75%. The interest rate on amounts drawn under the revolver is, at Dole’s option, either (i) LIBOR plus 2.50% to 2.75%, with no LIBOR floor, or (ii) a base rate plus 1.50% to 1.75%, in each case, based upon Dole’s consolidated leverage ratio, but beginning at the upper number in the range. A portion of the revolving loan facilities may, at Dole’s discretion, be used to provide letters of credit.

The U.S. loans are secured by substantially all the U.S. assets of Dole and its domestic subsidiaries; the offshore loans are also secured by certain assets of Dole’s Bermuda subsidiaries. The revolving credit facility matures in five years and the term loan matures in seven years.

Capital Lease Obligations

On April 18, 2013, Dole settled in full its capital lease obligations of approximately $50 million related to two vessels.

Covenants

Provisions under the new amended and restated credit agreement require Dole to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments, liens, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. At March 23, 2013, Dole was in compliance with the corresponding covenants under the now-repaid credit facilities and indentures. The new credit agreement also requires Dole to comply with a minimum consolidated interest coverage ratio and a maximum consolidated net leverage ratio.

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

Debt Issuance Costs

Debt issuance costs are capitalized and amortized into interest expense over the term of the underlying debt. During the quarters ended March 23, 2013 and March 24, 2012, Dole amortized deferred debt issuance costs of $1.2 million and $1.3 million, respectively, which have been reflected in discontinued operations.

Debt discounts are amortized into interest expense over the term of the underlying debt. During the quarters ended March 23, 2013 and March 24, 2012, Dole amortized debt discounts of $1.3 million and $1.2 million, respectively, which have been reflected in discontinued operations.

Fair Value of Debt

Dole estimates the fair value of its secured and unsecured notes and debentures based on current quoted market prices. The term loans are traded between institutional investors on the secondary loan market, and the fair values of the term loans are based on the last available trading price.

The carrying values, net of debt discounts and estimated fair values of Dole’s debt based on Level 2 inputs in the fair value hierarchy are summarized below:

	March 23, 2013		December 29, 2012
	Carrying Values	Estimated Fair Values	Carrying Values	Estimated Fair Values
	(In thousands)
Secured and unsecured notes and debentures	$638,500	$672,959	$637,637	$681,731
Term loans	856,689	865,505	858,492	867,702

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 13 — EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for Dole’s U.S. and international pension plans and other postretirement benefit (“OPRB”) plans were as follows:

	U.S. Pension Plans		International Pension Plans		OPRB Plans
	Quarter Ended		Quarter Ended		Quarter Ended
	March 23, 2013	March 24, 2012	March 23, 2013	March 24, 2012	March 23, 2013	March 24, 2012
	(In thousands)
Service cost	$54	$42	$1,944	$1,809	$11	$16
Interest cost	2,746	3,222	1,754	1,649	400	481
Expected return on plan assets	(3,385)	(3,529)	(112)	(98)	—	—
Amortization of:
Unrecognized net loss (gain)	2,903	1,871	432	399	26	18
Unrecognized prior service cost (benefit)	—	—	80	92	(794)	(814)

Total net periodic benefit costs	$2,318	$1,606	$4,098	$3,851	$(357)	$(299)

Discontinued operations included in net periodic benefit cost	$—	$—	$1,714	$1,597	$15	$13

NOTE 14 — SEGMENT INFORMATION

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

The fresh vegetables reportable operating segment (“fresh vegetables”) sells packaged salads and has a line of fresh-packed products that includes iceberg and romaine lettuce, celery and fresh berries, including strawberries and blueberries. Substantially all of the sales for fresh vegetables are generated in North America.

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

Revenues from continuing operations were as follows:

	Quarter Ended
	March 23, 2013	March 24, 2012
	(In thousands)
Fresh fruit	$763,788	$847,623
Fresh vegetables	289,654	238,411
Corporate	363	345

	$1,053,805	$1,086,379

The table above includes intersegment revenues from the Dole Asia business of $8 million and $9 million for the quarters ended March 23, 2013 and March 24, 2012, respectively.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

EBIT from continuing operations was as follows:

	Quarter Ended
	March 23, 2013	March 24, 2012
	(In thousands)
Fresh fruit EBIT	$11,497	$35,671
Fresh vegetables EBIT	17,013	7,034

Total operating segments EBIT	28,510	42,705
Corporate:
Net unrealized gain (loss) on foreign denominated instruments	3,952	3,645
Share-based compensation	(6,146)	(1,721)
ITOCHU related transaction costs	(7,054)	(197)
Operating expenses, net	(9,051)	(11,576)

Corporate	(18,299)	(9,849)
Interest expense	(10,248)	(2,073)
Income taxes	3,901	(5,213)

Income from continuing operations	3,864	25,570
Loss from discontinued operations, net of income taxes	(69,461)	(8,426)

Net income (loss)	$(65,597)	$17,144

Corporate EBIT includes general and administrative costs not allocated to operating segments.

Substantially all of Dole’s earnings from equity method investments, which have been included in EBIT in the table above, relate to the fresh fruit operating segment.

Total assets were as follows:

	March 23, 2013	December 29, 2012
	(In thousands)
Fresh fruit	$1,541,442	$1,472,551
Fresh vegetables	527,114	509,233

Total operating segments	2,068,556	1,981,784
Corporate	359,004	357,253
Discontinued operations	1,907,498	1,890,734

	$4,335,058	$4,229,771

NOTE 15 — DERIVATIVE FINANCIAL INSTRUMENTS

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

Cash Flow Hedges

Dole designated certain foreign currency exchange forward contracts and participating forward contracts as cash flow hedges of its forecasted revenue and operating expense transactions. As a result, changes in fair value of the foreign currency derivative instruments since hedge designation, to the extent effective, are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) in the accompanying condensed consolidated balance sheet and are reclassified into earnings in the same period the underlying transactions affect earnings. Changes in the fair value of any portion of a cash flow hedge deemed ineffective is recognized into current period earnings.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Long-term Japanese Yen Hedges

During the first quarter of 2011, Dole entered into a transaction to effectively unwind the cross currency swap by refinancing its obligation under the cross currency swap and entering into a series of long-term Japanese yen hedges that mature through December 2014. As a result of the unwind of the cross currency swap, the collateral arrangement with the counterparties was no longer required. The long-term Japanese yen hedges, which were fully settled on March 27, 2013 and are no longer outstanding, required Dole to buy U.S. dollars and sell Japanese yen at an exchange rate of ¥101.3. At inception, these contracts were in a liability position and the total notional amount outstanding of the long-term Japanese yen hedges was $596.3 million. The value of these contracts fluctuated based on changes in the exchange rate over the life of the individual forward contracts.

At inception, Dole designated the long-term Japanese yen forward contracts as cash flow hedges of its forecasted Japanese yen revenue stream. Due to the fact that there was a significant financing element present at the inception of the long-term Japanese yen hedges, the cash inflows or outflows associated with settlement of these contracts has been included within the financing activities in Dole’s condensed consolidated statement of cash flows. A portion of the long-term Japanese yen hedges were deemed ineffective. With respect to this portion, changes in the fair value of the hedges were recorded directly to income because the ineffectiveness was considered to be caused by the financing element of this instrument. As a result of the reclassification of Dole Asia’s results of operations into discontinued operations, amounts recorded to other income (expense), net for the long-term Japanese yen hedges for all periods have been presented in discontinued operations.

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

On March 8, 2013, Dole entered into an agreement to settle the long-term Japanese yen hedges for $25.1 million, which was paid on March 27, 2013; accordingly the long-term Japanese yen hedges are no longer outstanding.

At March 23, 2013, the gross notional value of Dole’s derivative instruments were as follows:

	Average Strike Price	Notional Amount
	(Notional Amounts in thousands)
Derivatives designated as cash flow hedging instruments:
Foreign currency hedges (buy/sell):
U.S. dollar/Euro	$1.28 /€	$107,977
Costa Rica Colones/U.S. dollar	CRC 504.35/$	$51,300
Chilean peso/U.S. dollar	CLP 492.61 /$	$19,261
Derivatives not designated as cash flow hedging instruments:
Foreign currency hedges (buy/sell):
U.S. dollar/Swedish krona	SEK 6.44 /$	$5,436
South African rand/Euro	ZAR 11.72 /€	€3,865
South African rand/U.S. dollar	ZAR 8.93 /$	$1,795
South African rand/ British pound sterling	ZAR 14.27 /£	£1,100
Bunker fuel hedges	$565 /mt	13,750 mt

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the derivative assets (liabilities) at fair value for derivatives designated as cash flow hedging instruments:

	Balance Sheet Classification	March 23, 2013		December 29, 2012
		(In thousands)
Assets:
Foreign currency exchange contracts	Receivables, net	$566		$137

		566		137
Liabilities:
Foreign currency exchange contracts	Accrued liabilities	(995	)(1)	(1,688	)(2)

		(995)		(1,688)

Total derivatives designated as cash flow hedging instruments		$(429)		$(1,551)

(1)	This balance includes a net liability of $129 thousand for Euro participating forward hedge contracts with assets of $1.6 million and liabilities of $1.7 million.
(2)	This balance is a net amount comprising of participating forward hedge contracts with assets of $1.6 million and liabilities of $3.3 million.

The following table presents the derivative assets (liabilities) at fair value for derivatives not designated as cash flow hedging instruments:

	Balance Sheet Classification	March 23, 2013	December 29, 2012
	(In thousands)
Assets:
Foreign currency exchange contracts	Receivables, net	$—	$72
Bunker fuel hedges	Receivables, net	343	454

Liabilities:
Foreign currency exchange contracts	Accrued liabilities	(364)	(34,419)
	Other long-term liabilities	—	(35,145)

		(364)	(69,564)

Total derivatives not designated as cash flow hedging instruments		$(21)	$(69,038)

Settlement of the foreign currency hedges and bunker fuel hedges will occur during 2013.

The effects of the interest rate swap and foreign currency hedges designated as cash flow hedging instruments on accumulated other comprehensive income (loss) and the condensed consolidated statements were as follows:

	Gains (Losses) Recognized in AOCI During Quarter Ended			Gains (Losses) Reclassified Into Income During Quarter Ended		Gains (Losses) Recognized in Income due to Hedge Ineffectiveness or Amounts Excluded from Effectiveness Testing During Quarter Ended
	March 23, 2013	March 24, 2012	Income Statement Classification	March 23, 2013	March 24, 2012	March 23, 2013	March 24, 2012
	(In thousands)
Foreign currency hedges (1)	1,430	54,408	Cost of products sold	345	1,462	(573)	209
			Discontinued Operations	365	(4,278)	(189)	1,692

(1)	Amounts related to the now-settled long-term Japanese yen hedges have been included in this line item.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

All unrecognized losses related to the foreign currency hedges are expected to be realized into earnings in the next twelve months.

Net gains (losses) on derivatives not designated as cash flow hedging instruments, prior to being designated or post de-designation as cash flow hedging instruments, were as follows:

	Classification in Statement of Operations	March 23, 2013	March 24, 2012
		(In thousands)
Foreign currency exchange contracts	Cost of products sold	$(473)	$171
Bunker fuel contracts	Cost of products sold	66	1,535
Foreign currency exchange contracts	Other income (expense), net	—	41
Long-term Japanese yen hedges	Discontinued operations	41,126	—

		$40,719	$1,747

NOTE 16 — FAIR VALUE MEASUREMENTS

At March 23, 2013, Dole’s financial instruments primarily consist of short-term trade and grower receivables, trade payables, notes receivable and notes payable, as well as long-term grower receivables, derivatives, capital lease obligations, term loans, a revolving credit facility, and notes and debentures. For short-term instruments, the carrying amount approximates fair value because of the short maturity of these instruments. For long-term financial instruments, excluding Dole’s secured and unsecured notes and debentures, and term loans, which now have been repaid, defeased or discharged, the carrying amount approximates fair value since they bear interest at variable rates or fixed rates which approximate market.

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

Level 3: Unobservable inputs that are not corroborated by market data.

The following table provides a summary of the assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
	March 23, 2013	December 29, 2012
	(In thousands)
Assets:
Foreign currency exchange contracts	$566	$209
Bunker fuel contracts	343	454

	$909	$663

Liabilities:
Foreign currency exchange contracts	(1,359)	(71,252)

	$(450)	$(70,589)

For Dole, the assets and liabilities that are required to be recorded at fair value on a recurring basis are the derivative instruments. The fair values of Dole’s derivative instruments are determined using Level 2 inputs, which are defined as “significant other observable inputs.” The fair values of the foreign currency exchange contracts and bunker fuel contracts were estimated using internal discounted cash flow calculations based upon forward foreign currency exchange rates, bunker fuel futures, interest-rate yield curves or quotes obtained from brokers for contracts with similar terms less any credit valuation adjustments. Dole recorded a credit valuation adjustment at March 23, 2013 which reduced the derivative liability balances. The credit valuation adjustment was not material at March 23, 2013 and December 29, 2012.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table shows the change in the credit valuation adjustment in the accompanying condensed consolidated statements of operations and the portion that is reflected in OCI:

	March 23, 2013	March 24, 2012
	(In thousands)
Unrealized gain (loss) recorded in discontinued operations	$(552)	$(5,009)
Unrealized gain (loss) recorded in OCI	—	(1,946)

	$(552)	$(6,955)

Credit Risk

The counterparties to the foreign currency and bunker fuel forward contracts consist of a number of major international financial institutions. Dole has established counterparty guidelines and regularly monitors its positions and the financial strength of these institutions. While counterparties to hedging contracts expose Dole to credit-related losses in the event of a counterparty’s non-performance, the risk would be limited to the unrealized gains on such affected contracts. Dole does not anticipate any such losses.

NOTE 17 — CONTINGENCIES

Dole is a guarantor of indebtedness of some of its key fruit suppliers and other entities integral to Dole’s operations. At March 23, 2013, guarantees of $5 million consisted primarily of amounts advanced under third-party bank agreements to independent growers that supply Dole with product, all related to Dole’s discontinued operations. Dole has not historically experienced significant losses associated with these guarantees.

Dole issues letters of credit and bank guarantees through its revolver and, in addition, separately through major banking institutions. Dole also provides bonds issued by insurance companies. These letters of credit, bank guarantees and insurance company bonds are required by certain regulatory authorities, suppliers and other operating agreements. As of March 23, 2013, total letters of credit, bank guarantees and bonds outstanding under these arrangements were $183.2 million, of which $10.4 million related to discontinued operations.

Dole also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. Dole guaranteed $130.7 million of its subsidiaries’ obligations to their suppliers and other third parties as of March 23, 2013, of which $22.4 million related to discontinued operations.

Dole has change of control agreements with certain key executives, under which severance payments and benefits would become payable in the event of specified terminations of employment in connection with a change of control (as defined) of Dole. The consummation of the sale transaction is considered a change of control under the change of control agreements. During the first quarter of 2013, Dole recorded an additional $5.3 million of expense, bringing the total accrual for the change of control arrangements to $29.7 million at March 23, 2013.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Currently there are 196 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP or seeking enforcement of Nicaragua judgments. In addition, there are 81 labor cases pending in Costa Rica under that country’s national insurance program.

Of the 196 lawsuits, 16 are currently pending in various jurisdictions in the United States. One case in Los Angeles Superior Court, the last remaining lawsuit brought in the United States by Nicaraguan plaintiffs, was dismissed after the Court found that the plaintiffs and their representatives engaged in blatant fraud, witness tampering and active manipulation. On March 11, 2011, the Court issued a final Statement of Decision, followed on March 31, 2011 by a Judgment, that vacates the prior judgment and dismisses all plaintiffs’ claims with prejudice. Plaintiffs filed a notice of appeal of that judgment on May 6, 2011, and briefing is expected to be completed in the second quarter of 2013. The remaining lawsuits are pending in Latin America and the Philippines. Claimed damages in DBCP cases worldwide total approximately $36 billion, with lawsuits in Nicaragua representing approximately 85% of this amount. Typically in these cases, Dole is a joint defendant with the major DBCP manufacturers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against Dole.

In Nicaragua, 165 cases are currently filed (of which 13 are active) in various courts throughout the country, all but three of which were brought pursuant to Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General formally opined are unconstitutional. In October 2003, the Supreme Court of Nicaragua issued an advisory opinion, not connected with any litigation, that Law 364 is constitutional. Twenty-five cases have resulted in judgments in Nicaragua: $489.4 million (nine cases consolidated with 465 claimants) on December 11, 2002; $82.9 million (one case with 58 claimants) on February 25, 2004; $15.7 million (one case with 20 claimants) on May 25, 2004; $4 million (one case with four claimants) on May 25, 2004; $56.5 million (one case with 72 claimants) on June 14, 2004; $64.8 million (one case with 85 claimants) on June 15, 2004; $27.7 million (one case with 36 claimants) on March 17, 2005; $46.4 million (one case with 62 claimants) on August 20, 2005; $38.4 million (one case with 192 claimants) on November 14, 2007; and $357.7 million (eight cases with 417 claimants) on January 12, 2009, which Dole learned of unofficially. Except for the latest one, Dole has appealed all judgments. Dole will appeal the $357.7 million judgment once it has been served.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

On October 23, 2006, Dole announced that its subsidiary, Standard Fruit de Honduras, S.A., reached an agreement with the Government of Honduras and representatives of Honduran banana workers. This agreement establishes a Worker Program that is intended by the parties to resolve in a fair and equitable manner the claims of male banana workers alleging sterility as a result of exposure to DBCP. The Honduran Worker Program has been operating successfully since its inception, and will not have a material effect on Dole’s financial position or results of operations. The official start of the Honduran Worker Program was announced on January 8, 2007. On August 15, 2007, Shell Oil Company was included in the Worker Program.

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

Dole received the Decision on October 21, 2008 and appealed the Decision to the European General Court in Luxembourg on December 24, 2008. Oral argument on the appeal was held on January 25, 2012. On March 14, 2013, the General Court issued a judgment affirming the EC’s Decision. Dole has fully provided for the results of this decision - $42.4 million (of which $8.7 million related to interest expense) was recorded in the first quarter of 2013, in addition to the $30 million (of which $4 million related to the interest expense and $10 million was applied to the provisional payment made in 2009) that was recorded in the fourth quarter of 2012. Dole strongly believes that the European competition laws were not violated and will appeal the judgment to the EU Court of Justice by the May 27, 2013 deadline.

Dole made an initial $10 million (€7.6 million) provisional payment towards the €45.6 million fine on January 22, 2009. To appeal the fine to the General Court, Dole was required to account for the remaining balance of the fine by either paying the balance in full, providing a bank guarantee for the balance plus interest (the fine carries interest of 6.15%, which is accrued from January 23, 2009), or a combination of the two. As part of its appeal to the General Court, Dole provided a bank guaranty for the balance remaining after its $10 million payment. The bank guaranty renews annually while it is in place and is backed by a letter of credit that carries interest of 2.375%. Before appealing to the Court of Justice, Dole must again account for the remaining balance of the fine plus interest, by either paying the balance in full, continuing the bank guarantee, or a combination. If the Court of Justice fully agrees with Dole’s appeal, Dole will be entitled to the return of all monies paid, plus interest excluding interest on the letter of credit. It is anticipated that the Court of Justice appeal process will take approximately one year.

In the opinion of management, after consultation with legal counsel, this matter is not expected to have a material adverse effect on Dole’s financial position or results of operations.

Honduran Tax Case: In 2005, Dole received a tax assessment from Honduras of approximately $137 million (including the claimed tax, penalty, and interest through the date of assessment) relating to the disposition of all of Dole’s interest in Cervecería Hondureña, S.A. in 2001. Dole believes the assessment is without merit and filed an appeal with the Honduran tax authorities, which was denied. As a result of the denial in the administrative process, in order to negate the tax assessment, on August 5, 2005, Dole proceeded to the next stage of the appellate process by filing a lawsuit against the Honduran government in the Honduran Administrative Tax Trial Court. The Honduran government sought dismissal of the lawsuit and attachment of assets, which Dole challenged. The Honduran Supreme Court affirmed the decision of the Honduran intermediate appellate court that a statutory prerequisite to challenging the tax assessment on the merits is the payment of the tax assessment or the filing of a payment plan with the Honduran courts; Dole has challenged the constitutionality of the statute requiring such payment or payment plan. Dole and the Honduran government are discussing the terms and conditions of a final resolution of the pending lawsuits and tax-related matters. Although no assurance can be given concerning the outcome of this case, in the opinion of management, after consultation with legal counsel, the pending lawsuits and tax-related matters are not expected to have a material adverse effect on Dole’s financial position or results of operations.

        Former Shell Site: Shell Oil Company and Dole were sued in several cases filed in Los Angeles Superior Court, beginning in 2009, alleging property damage and personal injury by persons claiming to be current or former residents in the area of a housing development built in the 1960s by a predecessor of what is now a Dole subsidiary, on land that had been owned and used by Shell as a crude oil storage facility for 40 years prior to the housing development. On April 20, 2011, the Court dismissed the case with prejudice, including all claims against Dole. On August 11, 2011, the Court overturned its dismissal in response to plaintiffs’ motion for reconsideration and permitted the filing of a second amended complaint by plaintiffs. The defendants filed motions to dismiss plaintiffs’ second amended complaint, which have been denied, except that Shell’s motions were granted to dismiss certain property damage claims and certain claims based on the allegation that Shell had engaged in ultra-hazardous activity. The California Regional Water Quality Control Board (“Water Board”) is supervising the cleanup on the former Shell site. On March 11, 2011, the Water Board issued a Cleanup and Abatement Order naming Shell as the Discharger and a Responsible Party, and ordering Shell to assess, monitor, and cleanup and abate the effects of contaminants discharged to soil and groundwater at the site. On April 22, 2011, the Water Board sent Dole a letter requiring Dole to supply information concerning ownership, development and activities of the former Shell site, which Dole did on September 15, 2011. Dole has had no further requests from the Water Board and is not involved in the cleanup and abatement required by the Water Board’s order to Shell.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 18 — EARNINGS PER SHARE

	Quarter Ended
	March 23, 2013	March 24, 2012
	(In thousands, except per share data)
Income from continuing operations excluding net income attributable to noncontrolling interest, net of income taxes	$3,554	$25,454
Income (loss) from discontinued operations excluding net income attributable to noncontrolling interests, net of income taxes	(70,282)	(9,087)

Net income attributable to shareholders of Dole Food Company, Inc.	$(66,728)	$16,367

Weighted average common shares outstanding — Basic	88,479	87,760
Diluted effects of stock incentive plan	1,061	476

Weighted average common shares outstanding — Diluted	89,540	88,236

Earnings Per Share — Basic and Diluted
Income from continuing operations excluding net income attributable to noncontrolling interest, net of income taxes	$0.04	$0.29
Income (loss) from discontinued operations excluding net income attributable to noncontrolling interest, net of income taxes	(0.79)	(0.10)

Net income attributable to shareholders of Dole Food Company, Inc.	$(0.75)	$0.19

NOTE 19 — GUARANTOR FINANCIAL INFORMATION

The following information is presented as of March 23, 2013. Concurrent with the consummation of the sale transaction on April 1, 2013, the guarantees, by Dole subsidiaries whose financial information is reflected in this footnote, ceased to be outstanding and are no longer in place, because all the guaranteed obligations were repaid, defeased or discharged as of that date.

Dole’s 100% owned domestic subsidiaries (“Guarantors”) had fully and unconditionally guaranteed, on a joint and several basis, Dole’s obligations under the now-repaid indentures related to the 2013 Debentures, the 2014 Notes and the 2016 Notes. Each guarantee was subordinated in right of payment to the Guarantors’ existing and future senior debt, including obligations under the senior secured credit facilities.

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

The following are condensed consolidating statements of operations of Dole for the quarters ended March 23, 2013 and March 24, 2012; condensed consolidating balance sheets as of March 23, 2013 and December 29, 2012 and condensed consolidating statements of cash flows for the quarters ended March 23, 2013 and March 24, 2012.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended March 23, 2013

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
Revenues, net	$9,414	$585,177	$802,573	$(343,359)	$1,053,805
Cost of products sold	(7,782)	(521,623)	(756,297)	340,596	(945,106)

Gross margin	1,632	63,554	46,276	(2,763)	108,699
Selling, marketing and general and administrative expenses	(10,691)	(32,372)	(29,100)	2,763	(69,400)
ITOCHU transaction related costs	(7,054)	—	—	—	(7,054)
European Union antitrust legal provision	—	—	(33,700)	—	(33,700)
Gain on sale of assets	—	—	1,321	—	1,321

Operating income (loss)	(16,113)	31,182	(15,203)	—	(134)
Equity in subsidiary income	(35,390)	(60,297)	—	95,687	—
Other income (expense), net	(4)	(15)	7,270	—	7,251
Interest income	20	75	948	—	1,043
Interest expense	(771)	(53)	(9,424)	—	(10,248)

Income (loss) from continuing operations before income taxes and equity earnings	(52,258)	(29,108)	(16,409)	95,687	(2,088)
Income taxes	8,337	1,334	(5,770)	—	3,901
Earnings from equity method investments	(8)	298	1,761	—	2,051

Income (loss) from continuing operations, net of income taxes	(43,929)	(27,476)	(20,418)	95,687	3,864
Loss from discontinued operations, net of income taxes	(22,799)	(8,318)	(38,344)	—	(69,461)

Net income (loss)	(66,728)	(35,794)	(58,762)	95,687	(65,597)
Less: Net income attributable to noncontrolling interests	—	—	(1,131)	—	(1,131)

Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$(66,728)	$(35,794)	$(59,893)	$95,687	$(66,728)

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended March 24, 2012

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
Revenues, net	$21,615	$503,008	$757,285	$(195,529)	$1,086,379
Cost of products sold	(16,841)	(460,950)	(711,625)	193,983	(995,433)

Gross margin	4,774	42,058	45,660	(1,546)	90,946
Selling, marketing and general and administrative expenses	(14,304)	(28,084)	(24,355)	1,546	(65,197)
Charges for restructuring	—	—	(1,331)	—	(1,331)
ITOCHU transaction related costs	(197)	—	—	—	(197)
Gain on asset sales	962	—	3,241	—	4,203

Operating income (loss)	(8,765)	13,974	23,215	—	28,424
Equity in subsidiary income	39,640	18,092	—	(57,732)	—
Other income (expense), net	—	(7)	2,300	—	2,293
Interest income	19	75	619	—	713
Interest expense	(938)	(12)	(1,123)	—	(2,073)

Income from continuing operations before income taxes and equity earnings	29,956	32,122	25,011	(57,732)	29,357
Income taxes	7,753	(1,873)	(11,093)	—	(5,213)
Earnings (loss) from equity method investments	10	186	1,230	—	1,426

Income from continuing operations, net of income taxes	37,719	30,435	15,148	(57,732)	25,570
Income (loss) from discontinued operations, net of income taxes	(21,352)	8,437	4,489	—	(8,426)

Net income	16,367	38,872	19,637	(57,732)	17,144
Less: Net income attributable to noncontrolling interests	—	—	(777)	—	(777)

Net income attributable to shareholders of Dole Food Company, Inc.	$16,367	$38,872	$18,860	$(57,732)	$16,367

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Quarter Ended March 23, 2013

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
Net income (loss)	$(66,728)	$(35,794)	$(58,762)	$95,687	$(65,597)
Net foreign currency translation adjustment	(165)	8	(15,684)	—	(15,841)
Unrealized hedging gains (losses), net of income taxes	—	—	1,719	—	1,719
Reclassification of realized (gains) losses to net income, net of income taxes	—	—	143	—	143

Comprehensive income (loss)	(66,893)	(35,786)	(72,584)	95,687	(79,576)
Less: Net income attributable to noncontrolling interests	—	—	(1,132)	—	(1,132)

Comprehensive income (loss) attributable to shareholders of Dole Food Company, Inc.	$(66,893)	$(35,786)	$(73,716)	$95,687	$(80,708)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Quarter Ended March 24, 2012

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
Net income (loss)	$16,367	$38,872	$19,637	$(57,732)	$17,144
Net foreign currency translation adjustment	2,655	9	2,289	—	4,953
Unrealized hedging gains (losses), net of income taxes	—	—	52,772	—	52,772
Reclassification of realized (gains) losses to net income, net of income taxes	—	—	2,617	—	2,617

Comprehensive income (loss)	19,022	38,881	77,315	(57,732)	77,486
Less: Net income attributable to noncontrolling interests	—	—	(780)	—	(780)

Comprehensive income (loss) attributable to shareholders of Dole Food Company, Inc.	$19,022	$38,881	$76,535	$(57,732)	$76,706

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 23, 2013

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
ASSETS
Cash and cash equivalents	$9,729	$5,003	$86,335	$—	$101,067
Receivables, net of allowances	125,055	123,872	328,242	—	577,169
Inventories	1,926	126,441	131,905	—	260,272
Prepaid expenses and other assets	6,652	11,850	20,882	—	39,384
Deferred income tax assets	—	—	6,317	—	6,317
Assets held-for-sale	569,855	426,631	870,224	—	1,866,710

Total current assets	713,217	693,797	1,443,905	—	2,850,919
Investments	2,447,903	1,695,508	88,246	(4,143,411)	88,246
Actively marketed property	147,565	136	3,385	—	151,086
Property, plant and equipment, net	74,415	207,782	349,232	—	631,429
Goodwill	—	77,129	182,877	—	260,006
Intangible assets, net	229,642	20,936	9,784	—	260,362
Other assets, net	40,865	13,603	38,542	—	93,010

Total assets	$3,653,607	$2,708,891	$2,115,971	$(4,143,411)	$4,335,058

LIABILITIES AND EQUITY
Accounts payable	$5,630	$120,138	$206,558	$—	$332,326
Deposit on sale of Dole Asia	200,000	—	—	—	200,000
Accrued liabilities	292,775	131,363	149,832	—	573,970
Liabilities held-for-sale	3,697	67,530	390,170	—	461,397
Current portion of long-term debt, net	153,879	404	7,364	—	161,647
Notes payable	—	—	13,800	—	13,800

Total current liabilities	655,981	319,435	767,724	—	1,743,140
Intercompany payables (receivables)	1,243,091	(174,907)	(1,068,184)	—	—
Long-term debt, net	867,258	3,652	593,158	—	1,464,068
Deferred income tax liabilities	3,975	78,590	48,878	—	131,443
Other long-term liabilities	266,910	22,293	62,908	—	352,111
Equity attributable to shareholders of Dole Food Company, Inc.	616,392	2,459,828	1,683,583	(4,143,411)	616,392
Equity attributable to noncontrolling interests	—	—	27,904	—	27,904

Total equity	616,392	2,459,828	1,711,487	(4,143,411)	644,296

Total liabilities and equity	$3,653,607	$2,708,891	$2,115,971	$(4,143,411)	$4,335,058

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 29, 2012

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
ASSETS
Cash and cash equivalents	$13,230	$3,587	$74,762	$—	$91,579
Receivables, net of allowances	94,401	81,427	315,812	—	491,640
Inventories	2,260	116,383	123,098	—	241,741
Prepaid expenses and other assets	6,011	9,377	20,861	—	36,249
Deferred income tax assets	10,133	—	928	(5,102)	5,959
Assets held-for-sale	490,300	449,105	938,118	—	1,877,523

Total current assets	616,335	659,879	1,473,579	(5,102)	2,744,691
Investments	2,522,676	1,774,659	89,172	(4,297,626)	88,881
Actively marketed property	74,814	—	—	—	74,814
Property, plant and equipment, net	134,897	189,263	364,730	—	688,890
Goodwill	—	77,129	196,777	—	273,906
Intangible assets, net	229,642	(8,721)	40,394	—	261,315
Other assets, net	41,121	13,003	36,570	6,580	97,274

Total assets	$3,619,485	$2,705,212	$2,201,222	$(4,296,148)	$4,229,771

LIABILITIES AND EQUITY
Accounts payable	$6,151	$144,103	$159,444	$3,702	$313,400
Liabilities related to assets held-for-sale	20,291	65,403	372,439	(9,209)	448,924
Accrued liabilities	265,030	96,995	173,114	225	535,364
Current portion of long-term debt, net	153,827	—	7,923	—	161,750
Notes payable	—	—	19,762	—	19,762

Total current liabilities	445,299	306,501	732,682	(5,282)	1,479,200
Intercompany payables (receivables)	1,281,183	(221,373)	(1,084,002)	24,192	—
Long-term debt, net	911,003	2,013	599,630	—	1,512,646
Deferred income tax liabilities	22,001	60,551	46,375	—	128,927
Other long-term liabilities	273,864	23,494	99,114	—	396,472
Equity attributable to shareholders of Dole Food Company, Inc.	686,135	2,534,026	1,781,032	(4,315,058)	686,135
Equity attributable to noncontrolling interests	—	—	26,391	—	26,391

Total equity	686,135	2,534,026	1,807,423	(4,315,058)	712,526

Total liabilities and equity	$3,619,485	$2,705,212	$2,201,222	$(4,296,148)	$4,229,771

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Quarter Ended March 23, 2013

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
OPERATING ACTIVITIES
Intercompany dividend income	$10,404	$—	$—	$(10,404)	$—
Operating activities	(166,246)	17,272	53,079	—	(95,895)

Cash flow provided by (used in) operating activities	(155,842)	17,272	53,079	(10,404)	(95,895)

INVESTING ACTIVITIES
Cash received from sales of assets and businesses, net of cash disposed	—	857	1,436	—	2,293
Business acquisitions, net of cash acquired	—	(6,975)	—	—	(6,975)
Capital expenditures	(546)	(5,231)	(21,436)	—	(27,213)
Deposit received for sale of Dole Asia	200,000	—	—	—	200,000
Other	(1,501)	—	—	—	(1,501)

Cash flow provided by (used in) investing activities	197,953	(11,349)	(20,000)	—	166,604

FINANCING ACTIVITIES
Short-term debt borrowing (repayments), net	(924)	(4,507)	(6,066)	—	(11,497)
Long-term debt borrowings	299,500	—	—	—	299,500
Long-term debt repayments	(344,188)	—	(2,271)	—	(346,459)
Dividends paid to noncontrolling interests	—	—	(430)	—	(430)
Contribution from noncontrolling interests	—	—	811	—	811
Intercompany dividends	—	—	(10,404)	10,404	—
Settlement on long-term Japanese yen hedge forwards	—	—	(3,048)	—	(3,048)

Cash flow provided by (used in) financing activities	(45,612)	(4,507)	(21,408)	10,404	(61,123)

Effect of foreign currency exchange rate changes on cash	—	—	(98)	—	(98)

Increase (decrease) in cash and cash equivalents	(3,501)	1,416	11,573	—	9,488
Cash and cash equivalents at beginning of period	13,230	3,587	74,762	—	91,579

Cash and cash equivalents at end of period	$9,729	$5,003	$86,335	$—	$101,067

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Quarter Ended March 24, 2012

	Dole Food Company, Inc.	Guarantors	Non Guarantors	Eliminations	Total
	(In thousands)
OPERATING ACTIVITIES
Intercompany dividend income	$2,000	$—	$—	$(2,000)	$—
Operating activities	14,838	22,865	(51,984)	—	(14,281)

Cash flow provided by (used in) operating activities	16,838	22,865	(51,984)	(2,000)	(14,281)

INVESTING ACTIVITIES
Cash received from sales of assets and businesses, net of cash disposed	1,854	62	19,963	—	21,879
Business acquisitions, net of cash acquired	—	(14,474)	—	—	(14,474)
Capital expenditures	(213)	(5,643)	(8,140)	—	(13,996)
Other	(430)	—	52	—	(378)

Cash flow provided by (used in) investing activities	1,211	(20,055)	11,875	—	(6,969)

FINANCING ACTIVITIES
Short-term debt borrowing (repayments), net	21	(3,134)	33,907	—	30,794
Long-term debt borrowings	296,200	270	2,366	—	298,836
Long-term debt repayments	(315,500)	(78)	(1,395)	—	(316,973)
Dividends paid to noncontrolling interests	—	—	(180)	—	(180)
Intercompany dividends	—	—	(2,000)	2,000	—
Settlement on long-term Japanese yen hedge forwards	—	—	(8,687)	—	(8,687)

Cash flow provided by (used in) financing activities	(19,279)	(2,942)	24,011	2,000	3,790

Effect of foreign currency exchange rate changes on cash	—	—	848	—	848

Decrease in cash and cash equivalents	(1,230)	(132)	(15,250)	—	(16,612)
Cash and cash equivalents at beginning of period	13,558	1,813	106,977	—	122,348

Cash and cash equivalents at end of period	$12,328	$1,681	$91,727	$—	$105,736

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements, which are based on management’s assumptions and describe Dole’s future plans, strategies and expectations, are generally identifiable by the use of terms such as “anticipate,” “will,” “expect,” “believe,” “should” or similar expressions. The potential risks and uncertainties that could cause Dole’s actual results to differ materially from those expressed or implied herein are set forth in Item 1A and Item 7A of Dole’s Annual Report on Form 10-K for the year ended December 29, 2012 and include: weather-related phenomena; market responses to industry volume pressures; product and raw materials supplies and pricing; changes in interest and currency exchange rates; economic crises; quotas, tariffs and other governmental actions; and international conflict.

Overview

Significant highlights for Dole Food Company, Inc. and its consolidated subsidiaries (“Dole”) for the quarter ended March 23, 2013 were as follows:

•

On April 1, 2013, the previously announced sale of Dole’s worldwide packaged foods and Asia fresh produce businesses (collectively, “Dole Asia”) for $1.685 billion in cash, subject to certain adjustments (“sale transaction”) to ITOCHU Corporation (“ITOCHU”) was completed. The operations of Dole Asia consist of Dole’s Packaged Foods reportable operating segment, and Dole’s Asia fresh produce business, which is a component of Dole’s Fresh Fruit reportable operating segment (“Asia Fresh”). ITOCHU will not assume certain U.S. pension and other liabilities of Dole Asia. The proceeds from the April 1 sale and Dole’s new capital structure were used to pay off Dole’s previous indebtedness of approximately $1.7 billion, including the settlement in full of capital lease obligations of approximately $50 million related to two vessels. During the first quarter of 2013, Dole recorded expenses of $7.1 million related to the transaction, of which $6.6 million were for compensation related arrangements not attributable to Dole Asia employees, which were unpaid as of March 23, 2013, and $0.5 million were for transaction related expenses. On February 22, 2013, ITOCHU paid Dole a non-refundable cash deposit of $200 million toward the purchase price. Dole used the $200 million in cash to repay revolver borrowings, pay certain transaction related expenses, and for general corporate purposes.

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

•

On May 2, 2013, following the planned syndication of the April 1, 2013 credit agreement that Dole entered into with five of Dole’s principal relationship banks, Dole entered into an amended and restated credit agreement, which replaced the April 1, 2013 credit agreement. The amended and restated credit agreement contains a $180 million revolving credit facility, divided between domestic and off-shore borrowings, and a $675 million term loan, which reflects the $500 million drawn on April 1, 2013, the borrowing of $125 million that Dole was entitled to request through the end of September 2013 under the April 1, 2013 credit agreement and an additional $50 million. The new credit agreement also allows Dole to request future incremental loans. The annual interest rate on the term loan is at Dole’s option, either (i) LIBOR plus 2.75%, with a LIBOR floor of 1.00% or (ii) a base rate plus 1.75%. The interest rate on amounts borrowed under the revolver is, at Doles option, either (i) LIBOR plus 2.50% to 2.75%, with no LIBOR floor, or (ii) a base rate plus 1.50% to 1.75%, in each case, based upon Dole’s consolidated leverage ratio, but beginning at the upper number in the range.

•

On March 14, 2013, the European General Court in Luxembourg issued a judgment affirming the European Commission’s October 15, 2008 Decision finding violations of the European competition (antitrust) laws and imposing €45.6 million in fines on Dole. Dole has fully provided for the results of the General Court’s judgment. Dole strongly believes that the European competition laws were not violated and will appeal the judgment to the EU Court of Justice.

•

Net revenues from continuing operations for the first quarter of 2013 were $1.05 billion, a decrease of 3% from the first quarter of 2012. Excluding the sales from our former German ripening and distribution subsidiary of $115 million, which was sold in the first quarter of 2012, sales increased 8%. Sales were higher in both our fresh fruit and fresh vegetables reporting segments.

•	Operating income from continuing operations for the first quarter of 2013 was a loss of $0.1 million compared to income of $28.4 million in the first quarter of 2012.

•

Fresh fruit operating income decreased primarily due to a $33.7 million legal provision related to the European Union antitrust decision, which Dole is appealing. Excluding the legal provision, operating income increased primarily due to higher pricing for fresh pineapple and higher earnings from Chilean deciduous fruit. The banana operations also benefitted from higher pricing in Europe and lower Latin America banana fruit costs, partially offset by lower pricing in North America.

•

Fresh vegetables operating income increased primarily due to improved pricing in all major fresh-packed vegetables product lines, partially offset by lower earnings of fresh berries due primarily to higher growing costs. Packaged salads earnings decreased slightly due to higher purchased vegetable costs, partially offset by higher pricing.

Non-GAAP Financial Measures

The following is a reconciliation of earnings before interest expense, income taxes and discontinued operations (“EBIT before discontinued operations”) and adjusted earnings before interest expense, income taxes and depreciation and amortization (“Adjusted EBITDA”) to the most directly comparable U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) financial measure:

	Quarter Ended
	March 23, 2013	March 24, 2012
	(In thousands)
Net income (loss)	$(65,597)	$17,144
(Income) loss from discontinued operations, net of income taxes	69,461	8,426
Interest expense from continuing operations	10,248	2,073
Income taxes from continuing operations	(3,901)	5,213

EBIT before discontinued operations	10,211	32,856
Depreciation and amortization from continuing operations	15,100	15,201
Net unrealized (gain) loss on derivative instruments from continuing operations	1,124	(1,455)
Foreign currency exchange (gain) loss on vessel obligations	(3,098)	1,394
Net unrealized loss on foreign denominated instruments from continuing operations	(4,054)	(3,840)
Share-based compensation from continuing operations	9,209	2,442
Charges for restructuring from continuing operations	—	1,331
ITOCHU transaction related costs	7,054	197
Gain on asset sales	(1,321)	(4,203)

Adjusted EBITDA	$34,225	$43,923

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

Results of Operations

Selected results of operations for the quarters ended March 23, 2013 and March 24, 2012 were as follows:

	Quarter Ended
	March 23, 2013	March 24, 2012
	(In thousands)
Revenues, net	$1,053,805	$1,086,379
Operating income (loss)	(134)	28,424
Other income (expense), net	7,251	2,293
Interest expense	(10,248)	(2,073)
Income taxes	3,901	(5,213)
Income (loss) from continuing operations, net of income taxes	3,864	25,570
Loss from discontinued operations, net of income taxes	(69,461)	(8,426)
Net income (loss)	(65,597)	17,144
Less: Net income attributable to noncontrolling interests	(1,131)	(777)
Net income (loss) attributable to shareholders of Dole Food Company, Inc.	(66,728)	16,367

Revenues

Revenues in the quarter ended March 23, 2013 decreased 3% to $1.05 billion from $1.09 billion for the quarter ended March 24, 2012. Excluding first quarter 2012 sales from Dole’s German ripening and distribution subsidiary of $115 million, which was sold in the first quarter of 2012, sales increased 8%. Fresh fruit sales decreased $84 million. Excluding first quarter 2012 sales from the divested German subsidiary, fresh fruit sales increased $31 million. The increase is primarily related to improved pricing and higher volumes in Europe. These improvements were partially offset by lower volumes in Dole’s Chilean deciduous fruit business and slightly lower sales of bananas in North America. Fresh vegetables sales increased $51 million mainly due to improved pricing for fresh-packed vegetables and higher volumes of fresh berries and packaged salads. Net favorable foreign currency exchange movements in Dole’s selling locations resulted in higher revenues of approximately $8 million.

Operating Income

For the quarter ended March 23, 2013, operating income from continuing operations decreased to a loss of $0.1 million compared with operating income of $28.4 million for the quarter ended March 24, 2012. Operating income decreased primarily due to a legal provision of $33.7 million recorded in connection with the March 2013 decision by the European Union General Court affirming the European Commission’s €45.6 million fine imposed during fiscal 2008. Excluding the legal provision, operating income increased $5.2 million. Fresh fruit operating income increased due to higher earnings in Dole’s worldwide fresh pineapple operations, higher earnings from Dole’s banana operations in Europe, and better performance in the Chilean deciduous fruit business. These improvements were partially offset by slightly lower earnings in Dole’s banana operations in North America. Fresh vegetables operating income increased due to higher pricing in all major fresh-packed vegetable product lines, partially offset by lower earnings of fresh berries and packaged salads due primarily to higher growing, purchased vegetable and production costs.

Other Income (Expense), Net

For the quarter ended March 23, 2013, other income (expense), net was income of $7.3 million compared to income of $2.3 million in the prior year. The improvement was primarily due to unrealized gains of $3.1 million generated on Dole’s British pound sterling vessel obligation, compared with unrealized losses of $1.4 million recorded in the first quarter of 2012. There was an increase of $0.4 million in unrealized gains on foreign denominated borrowings.

As a result of reflecting Dole Asia’s operations as discontinued operations, amounts previously recorded in other income (expense), net related to Dole’s long-term Japanese yen hedges have been reclassified into discontinued operations for all periods presented.

Interest Expense

Interest expense for the quarter ended March 23, 2013 was $10.2 million compared to $2.1 million for the quarter ended March 24, 2012. The increase was primarily due to an $8.7 million accrual recorded in the first quarter of 2013 in connection with the March 2013 decision by the European Union General Court affirming the European Commission’s €45.6 million fine imposed during fiscal 2008.

As a result of reflecting Dole Asia’s operations as discontinued operations, all interest expense associated with Dole’s notes and debentures, term loans and revolving credit facilities has been reclassified into discontinued operations for all periods presented. Refer to Note 12 to the Condensed Consolidated Financial Statements for additional information.

Income Taxes

Dole recorded an income tax benefit of $3.9 million on a $2.1 million pretax loss from continuing operations for the quarter ended March 23, 2013. The income tax benefit included an interest benefit of $0.7 million related to Dole’s unrecognized tax benefits. Income tax expense of $5.2 million on $29.4 million of pretax income from continuing operations was recorded for the first quarter ended March 24, 2012, which included interest expense of $0.3 million related to Dole’s unrecognized tax benefits. Dole’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions. For the quarter ended March 23, 2013, Dole’s income tax benefit differs from the U.S. federal statutory rate applied to Dole’s pretax loss primarily due to a reduction in Dole’s liability for unrecognized tax benefits related to the expiration of the statute of limitations in certain foreign jurisdictions. For the quarter ended March 24, 2012, Dole’s income tax provision differed from the U.S. federal statutory rate applied to Dole’s pre-tax income primarily due to operations in foreign jurisdictions that are taxed at a rate lower than the U.S. federal statutory rate.

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

The fresh vegetables reportable operating segment (“fresh vegetables”) sells packaged salads and has a line of fresh-packed products that includes iceberg and romaine lettuce, celery, and fresh berries, including strawberries and blueberries. Substantially all of the sales for fresh vegetables are generated in North America.

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

Revenues from continuing operations were as follows:

	Quarter Ended
	March 23, 2013	March 24, 2012
	(In thousands)
Fresh fruit	$763,788	$847,623
Fresh vegetables	289,654	238,411
Corporate	363	345

	$1,053,805	$1,086,379

The table above includes intersegment revenues from the Dole Asia business of $8 million and $9 million for the quarters ended March 23, 2013 and March 24, 2012, respectively.

EBIT from continuing operations was as follows:

	Quarter Ended
	March 23, 2013	March 24, 2012
	(In thousands)
Fresh fruit EBIT	$11,497	$35,671
Fresh vegetables EBIT	17,013	7,034

Total operating segments EBIT	28,510	42,705
Corporate:
Net unrealized gain (loss) on foreign denominated instruments	3,952	3,645
Share-based compensation	(6,146)	(1,721)
ITOCHU transaction related costs	(7,054)	(197)
Operating and other expenses	(9,051)	(11,576)

Corporate	(18,299)	(9,849)
Interest expense	(10,248)	(2,073)
Income taxes	3,901	(5,213)

Income from continuing operations	3,864	25,570
Loss from discontinued operations, net of income taxes	(69,461)	(8,426)

Net income (loss)	$(65,597)	$17,144

First Quarter 2013 Compared with First Quarter 2012 for Continuing Operations

Fresh Fruit

Fresh fruit revenues for the quarter ended March 23, 2013 decreased 10% to $764 million from $848 million for the quarter ended March 24, 2012. Excluding first quarter 2012 sales by Dole’s former German subsidiary of approximately $115 million, fresh fruit revenues increased 4% mainly due to higher sales in Europe. European sales increased as a result of higher local pricing, higher volumes sold and favorable euro and Swedish krona foreign currency exchange movements. These improvements were partially offset by slightly lower sales of bananas in North America as a result of lower pricing. Sales of Chilean deciduous fruit decreased as a result of lower volumes for grapes and apples, partially offset by higher local pricing. Net favorable foreign currency exchange movements in Dole’s foreign selling locations resulted in higher revenues of approximately $8 million during the first quarter ended March 23, 2013.

Dole’s fresh fruit segment EBIT was impacted by certain items, which are included in the table below:

	Quarter Ended
	March 23, 2013	March 24, 2012
	(In thousands)
Charges for restructuring	$—	$(1,331)
European Union antitrust legal provision	(33,700)	—
Unrealized gain on foreign currency and fuel hedges	(1,124)	1,455
Foreign currency exchange loss on vessel obligations	3,098	(1,394)
Net unrealized gain on foreign denominated instruments	102	195
Share-based compensation	(2,298)	(533)
Gain on asset sales	1,321	4,203

Total	$(32,601)	$2,595

Fresh fruit EBIT for the quarter ended March 23, 2013 decreased $24.2 million to $11.5 million from $35.7 million for the quarter ended March 24, 2012. Fresh fruit EBIT decreased primarily due to a legal provision of $33.7 million recorded in connection with the March 2013 decision by the European Union General Court affirming the European Commission’s €45.6 million fine imposed during fiscal 2008. Excluding the legal provision, fresh fruit EBIT increased $9.5 million, or 27%. Banana EBIT increased as a result of higher local pricing in Europe and lower fruit and shipping costs. Lower fruit costs resulted from improved production yields in Latin America associated with both Dole-owned farms in Costa Rica and Honduras as well as fruit purchased from growers in Ecuador. Shipping costs decreased due to lower fuel costs and improved vessel utilization. Fresh pineapples EBIT increased as a result of improved pricing in North America and Europe, partially offset by higher product costs. Chilean deciduous fruit EBIT increased primarily due to improved local pricing, partially offset by higher product costs.

Fresh Vegetables

Fresh vegetables revenues for the quarter ended March 23, 2013 increased 21% to $289.7 million from $238.4 million for the quarter ended March 24, 2012. Fresh-packed vegetable revenues increased as a result of higher pricing across all major vegetable product lines despite lower overall volumes. Pricing increased as a result of product shortages. In addition, favorable quarter over quarter comparisons benefitted from significantly lower pricing during the first quarter of 2012 due to oversupply conditions in the prior year. Packaged salads revenues increased as a result of improved pricing, higher volumes and favorable product mix. Fresh berries revenues increased primarily as a result of higher volumes for strawberries and higher pricing for blueberries, partially offset by lower pricing for strawberries.

Fresh vegetables EBIT for the quarter ended March 23, 2013 increased to $17 million from $7 million for the quarter ended March 24, 2012. EBIT increased as a result of higher pricing in the fresh-packed vegetables business partially offset by higher growing costs. Packaged salads earnings decreased slightly due primarily to higher purchased vegetable costs, partially offset by higher pricing. Earnings in the fresh berries business decreased as a result of higher growing and harvesting costs and lower pricing for strawberries.

Corporate

Corporate EBIT was a loss of $18.3 million for the quarter ended March 23, 2013 compared to a loss of $9.9 million for the quarter ended March 24, 2012. The change in EBIT was primarily due to higher levels of ITOCHU related transaction costs and an increase in share-based compensation expense, partially offset by lower levels of general and administrative expenses. The increase in share-based compensation expense resulted from higher costs as a result of accelerated vesting in connection with the change of control provision triggered by the sale transaction.

Discontinued Operations

During the fourth quarter of 2012, Dole concluded that Dole Asia met the requirements to be presented as assets and liabilities held-for-sale and discontinued operations. Accordingly, the results of operations for Asia Fresh and Packaged Foods have been reclassified to discontinued operations for all periods presented.

Included in discontinued operations are interest expense and debt related costs associated with Dole’s debentures, secured notes, revolving credit facility and term loans for all historical periods presented. The interest expense and related costs associated with these debt instruments have been reclassified to discontinued operations because the terms of these instruments require immediate repayment of the outstanding debt balance upon consummation of the pending sale of Dole Asia. In addition, for all historical periods presented, had the sale of Dole Asia been previously consummated, the terms of the then outstanding debentures, secured notes, revolving credit facility and term loans would have required that they be repaid in their entirety. These costs have been included in the “Financing Related Items” column in the below table.

During 2006 Dole entered into an interest rate swap to synthetically convert $320 million of its term loans into Japanese yen denominated debt (“cross currency swap”). The cross currency swap did not qualify for hedge accounting and was marked to market each accounting period. In addition, during 2006, Dole also entered into an interest rate swap to synthetically convert $320 million of term loans into fixed-rate debt. During 2011, Dole refinanced its liability under the cross currency swap by entering into a series of Japanese yen forward contracts (“long-term Japanese yen hedges”), and obtained hedge accounting for these hedges. Due to the fact that the cross currency swap and the interest rate swap were linked to the term loans of Dole, all of the statement of operations activity associated with these instruments has been presented within discontinued operations for all periods presented. In addition, since the long-term Japanese yen hedges were designated to hedge Dole’s yen-denominated revenue stream generated from the Dole Asia business, the statement of operations activity associated with the long-term Japanese yen hedges has been presented within discontinued operations for all periods presented. On March 8, 2013, Dole entered into an agreement to settle the long-term Japanese yen hedges for $25.1 million which was paid on March 27, 2013. All amounts associated with these instruments have been presented in the “Financing Related Items” column in the table below.

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

The operating results of Dole Asia and fresh-cut flowers for the first quarter 2013 and first quarter 2012 are reported in the following table:

	Dole Asia
	Asia Fresh	Packaged Foods	Financing Related items	Total Dole Asia	Fresh-Cut Flowers	Total
			(In thousands)
Quarter ended March 23, 2013
Revenues	$266,750	$284,532	$—	$551,282	$—	$551,282

Income (loss) before income taxes	$(29,294)	$(1,156)	$7,163	$(23,287)	$(20)	$(23,307)
Income taxes	(29,967)	(1,102)	(15,085)	(46,154)	—	(46,154)

Income (loss) from discontinued operations, net of income taxes	$(59,261)	(2,258)	$(7,922)	$(69,441)	$(20)	$(69,461)

Quarter ended March 24, 2012
Revenues	$282,232	$266,937	$—	$549,169	$—	$549,169

Income (loss) before income taxes	$2,583	$16,062	$(28,393)	$(9,748)	$(40)	$(9,788)
Income taxes	(6,470)	(4,516)	12,341	1,355	7	1,362

Income (loss) from discontinued operations, net of income taxes	$(3,887)	$11,546	$(16,052)	$(8,393)	$(33)	$(8,426)

First Quarter 2013 Compared with First Quarter 2012 for Discontinued Operations

Asia Fresh

Asia Fresh revenues for the quarter ended March 23, 2013 decreased 5% to $266.8 million from $282.2 million for the quarter ended March 24, 2012. Banana sales decreased as a result of lower volumes sold primarily in Japan, Korea, China and the Middle East, and unfavorable Japanese yen foreign currency exchange movements, partially offset by higher local pricing. Lower sales volumes resulted from industry-wide supply shortages due in part to the impact of Typhoon Bopha, which struck the Philippines during December 2012. These factors were partially offset by higher sales of fresh pineapples, citrus and other fresh fruit.

Income before income taxes in the Asia Fresh segment for the quarter ended March 23, 2013 decreased $31.9 million to a loss of $29.3 million compared to income of $2.6 million. Asia Fresh earnings decreased due primarily to higher product costs related to Typhoon Bopha, higher selling expenses and unfavorable Japanese yen and Philippine peso foreign currency exchange movements.

Packaged Foods

Packaged Foods revenues for the quarter ended March 23, 2013 increased 7% to $284.5 million from $266.9 million for the quarter ended March 24, 2012. Revenues increased primarily due to higher sales in the frozen fruit business and higher volumes of packaged fruit products sold worldwide, partially offset by lower overall pricing worldwide driven primarily by lower pineapple concentrate pricing. In addition, pricing in North America was lower due in part to increased trade promotions related to the timing of the Easter holiday.

Income before income taxes in the Packaged Foods segment for the quarter ended March 23, 2013 decreased $17.3 million to a loss of $1.2 million compared to income of $16.1 million for the quarter ended March 24, 2012. Packaged Foods earnings decreased primarily due to lower pricing and higher product costs worldwide. Product costs were impacted by higher purchased fruit costs, higher production costs in the Philippines and unfavorable Thai baht and Philippine peso foreign currency exchange movements.

Income Taxes

Dole Asia’s income tax expense of $46.2 million includes taxes associated with the transfer of shares in connection with the sale of Dole Asia. Also, Dole Asia’s tax provision is higher than expected due to losses in certain jurisdictions for which it is more likely than not that a tax benefit will not be realized.

Liquidity and Capital Resources

Cash flows used in operating activities were $95.9 million for the quarter ended March 23, 2013, compared to $14.3 million for the quarter ended March 24, 2012. The change was primarily related to lower consolidated earnings as well as higher levels of receivables due in part to timing of collections. These changes were partially offset by higher levels of accrued liabilities.

Cash flows provided by investing activities were $166.6 million for the quarter ended March 23, 2013, compared to cash flows used in investing activities of $7 million for the quarter ended March 24, 2012. The change was primarily due to the $200 million deposit related to the sale of Dole Asia. Excluding this factor, cash flows used in investing activities increased $26.4 million primarily due to increased capital expenditures and a reduction in cash proceeds from the sale of assets, partially offset by lower payments associated with acquisitions.

Cash flows used in financing activities was $61.1 million for the quarter ended March 23, 2013, compared to cash flows provided by financing activities of $3.8 million for the quarter ended March 24, 2012. The change was primarily due to approximately $71.1 million of higher repayments, net of borrowings, partially offset by lower settlements of $5.6 million related to the long-term Japanese yen hedges.

As of March 23, 2013, Dole had a cash balance of $101.1 million and a borrowing base of $337.5 million under the now-repaid ABL revolver. There were $75.3 million outstanding under the ABL revolver at March 23, 2013. After taking into account approximately $85.9 million of outstanding letters of credit issued under the ABL revolver, and the outstanding ABL balance, Dole had approximately $176.3 million available for borrowings as of March 23, 2013 under the now-repaid ABL revolver.

On April 1, 2013 Dole entered into a new secured credit agreement, with five of Dole’s principal relationship banks, which has now been replaced following the planned syndication of the loans (see below), under which the borrowers were Dole and its wholly-owned subsidiary Solvest, Ltd. (“Solvest”). The new credit agreement replaced Dole’s existing revolving credit and term loan agreements, which, with all of Dole’s outstanding series of secured notes and debentures, have been fully paid, defeased or discharged. The new credit agreement provided for a new revolving credit facility of up to $150 million, divided between domestic and off-shore borrowings, and for a new term loan of $500 million. The agreement also allowed Dole to request additional term loans of up to $125 million through the end of September 2013 and for Dole to request future incremental loans. The annual interest rate on the term loan was, at Dole’s option, either (i) LIBOR plus 3.75%, with a LIBOR floor of 1.25% or (ii) a base rate plus 2.75%. The annual interest rate on amounts drawn under the revolving loan was, at Dole’s option, either (i) LIBOR plus 3.50% to 3.75%, with no LIBOR floor, or (ii) a base rate plus 2.50% to 2.75%, in each case, based upon Dole’s consolidated leverage ratio.

On May 2, 2013, following the syndication of the April 1 loans, Dole entered into an amended and restated secured credit agreement under which Dole and Solvest continue to be the borrowers. The amended and restated credit agreement replaces the April 1, 2013 credit agreement. The amended and restated credit agreement increases the revolving credit facility to $180 million, divided between domestic and off-shore borrowings, and increases the term loan to $675 million, which reflects the $500 million drawn on April 1, 2013, the borrowings of $125 million that Dole was entitled to request through the end of September 2013 under the April 1, 2013 credit agreement, and an additional $50 million. The agreement also allows Dole to request future incremental loans. The annual interest rate on the term loan is, at Dole’s option, either (i) LIBOR plus 2.75%, with a LIBOR floor of 1.00% or (ii) a base rate plus 1.75%. The interest rate on amounts drawn under the revolver is, at Dole’s option, either (i) LIBOR plus 2.50% to 2.75%, with no LIBOR floor, or (ii) a base rate plus 1.50% to 1.75%, in each case, based upon Dole’s consolidated leverage ratio, but beginning at the upper number in the range. A portion of the revolving loan facilities may, at Dole’s discretion, be used to provide letters of credit.

The U.S. loans are secured by substantially all the U.S. assets of Dole and its domestic subsidiaries; the offshore loans are also secured by certain assets of Dole’s Bermuda subsidiaries. The revolving credit facility matures in five years and the term loan matures in seven years.

On April 18, 2013, Dole settled in full its capital lease obligations of approximately $50 million related to two vessels.

After transaction-related taxes, costs and expenses, the extinguishment of the long-term Japanese yen hedges of $25.1 million, the European Commission’s fine of €45.6 million, and the expected resolution of the Honduras tax case, our net debt increases to approximately $440 million, with a resulting net leverage ratio of approximately 2.9x.

Dole believes that available borrowing capacity under the revolving credit facility and subsidiaries’ uncommitted lines of credit, together with its existing cash balances, future cash flow from operations, planned asset sales and access to capital markets will enable it to meet Dole’s working capital, capital expenditure, debt maturity and other commitments and funding requirements over the next 12 months. Management’s plan is dependent upon the occurrence of future events that will be impacted by a number of factors including the general economic environment in which Dole operates, Dole’s ability to generate cash flow from its operations, and its ability to attract buyers for assets being marketed for sale. Factors impacting Dole’s cash flow from operations include, but are not limited to, product pricing, commodity prices, interest rates and foreign currency exchange rates.

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

In addition, the EU has negotiated several free trade areas agreements (“FTA”) that will allow for an even lower import tariff on specified volumes of banana exports from certain countries. An EU-Colombia-Peru FTA was signed on June 26, 2012 and an EU-Central America (i.e., Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua and Panama) FTA was signed on June 29, 2012. The EU and Peru have fully ratified their respective FTA, but Colombia is still pursuing its internal ratification process. On February 28, 2013, the European Council approved provisional entry into force of the FTA for Peru beginning on March 1, 2013. The EU-Colombia-Peru FTA is expected to be fully ratified by Colombia and come into force within the next few months. The ratification of the EU-Central American FTA is also ongoing and is similarly expected to come into force sometime during 2013. Ecuador has not yet negotiated an FTA with the EU on bananas and may not benefit, like the other Latin American countries party to an FTA, unless a similar FTA can be negotiated with the EU. Dole continues to monitor these developments but cannot yet anticipate the specific dates when each of these FTAs will come into force or if Ecuador will be successful in negotiating similar trade terms with the EU for Ecuadorian bananas.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the quarter ended March 23, 2013, there have been no material changes in the market risk disclosure presented in Dole’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012. For information regarding Dole’s derivative instruments and hedging activities, refer to Note 15 to the Condensed Consolidated Financial Statements contained in this Quarterly Report.

Item 4. CONTROLS AND PROCEDURES

An evaluation was carried out as of March 23, 2013 under the supervision and with the participation of Dole’s management, including our President and Chief Operating Officer and Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act. Based upon this evaluation, Dole’s President and Chief Operating Officer and Vice-President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 23, 2013. No change in our internal control over financial reporting identified in connection with this evaluation that occurred during our first quarter of 2013 has materially affected, or is reasonably likely to materially affect, Dole’s internal control over financial reporting.

PART II.

OTHER INFORMATION

DOLE FOOD COMPANY, INC.

Item 1.	Legal Proceedings

For information regarding legal matters, refer to Note 17 to the Condensed Consolidated Financial Statements contained in this Quarterly Report.

Item 6.	Exhibits

Exhibit Number

31.1*	Certification by the President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification by the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1†	Certification by the President and Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2†	Certification by the Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101†	The following financial information from Dole Food Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 23, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statement of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Stockholders’ Equity and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLE FOOD COMPANY, INC. REGISTRANT

By:	/S/ KEITH C. MITCHELL
Keith C. Mitchell
Vice President and
Chief Financial Officer

By:	/S/ YOON J. HUGH
Yoon J. Hugh
Senior Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

May 2, 2013

EXHIBIT INDEX

Exhibit Number

31.1*	Certification by the President and Chief Operating Officer pursuant to Section 302 of the Sarbanes- Oxley Act.

31.2*	Certification by the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1†	Certification by the President and Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2†	Certification by the Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101†	The following financial information from Dole Food Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 23, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statement of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Stockholders’ Equity and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
†	Furnished herewith