Form 10-Q
period 2013-06-15
DOLE FOOD CO INC
filed 2013-07-25
CIK 18169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 15, 2013

or

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 23, 2013
Common Stock, $0.001 Par Value	89,888,765

DOLE FOOD COMPANY, INC.

PART I.

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended		Half Year Ended
	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012
	(In thousands, except per share data)
Revenues, net	$1,188,414	$1,079,981	$2,242,219	$2,166,360
Cost of products sold	(1,087,683)	(956,741)	(2,032,789)	(1,952,174)

Gross margin	100,731	123,240	209,430	214,186
Selling, marketing and general and administrative expenses	(65,261)	(67,552)	(134,661)	(132,749)
Charges for restructuring and long-term receivables (Notes 6 and 7)	(4,181)	(1,977)	(4,181)	(3,308)
ITOCHU transaction related costs	(12,692)	(891)	(19,746)	(1,088)
European Union antitrust legal provision (Note 17)	—	—	(33,700)	—
Gain on asset sales (Note 10)	3,954	1,954	5,275	6,157

Operating income	22,551	54,774	22,417	83,198
Other income (expense), net (Note 4)	(14,366)	601	(7,115)	2,894
Interest income	1,161	1,691	2,204	2,404
Interest expense	(7,487)	(2,429)	(17,735)	(4,502)

Income (loss) from continuing operations before income taxes and equity earnings	1,859	54,637	(229)	83,994
Income taxes	(1,317)	(570)	2,584	(5,783)
Earnings from equity method investments	1,240	1,907	3,291	3,333

Income from continuing operations, net of income taxes	1,782	55,974	5,646	81,544
Income (loss) from discontinued operations, net of income taxes	(11,644)	9,565	(81,105)	1,139
Gain on disposal of discontinued operations, net of income taxes	244,700	—	244,700	—

Net income	234,838	65,539	169,241	82,683
Less: Net income attributable to noncontrolling interests	(751)	(1,410)	(1,882)	(2,187)

Net income attributable to shareholders of Dole Food Company, Inc.	$234,087	$64,129	$167,359	$80,496

Earnings per share—Basic (Note 18):
Income from continuing operations, excluding noncontrolling interests, net of income taxes	$0.01	$0.63	$0.05	$0.92
Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$2.62	$0.73	$1.88	$0.92
Earnings per share—Diluted (Note 18):
Income from continuing operations, excluding noncontrolling interests, net of income taxes	$0.01	$0.63	$0.05	$0.91
Net income (loss) attributable to shareholders of Dole Food Company, Inc.	$2.61	$0.73	$1.87	$0.91

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Quarter Ended		Half Year Ended
	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012
	(In thousands)
Net income	$234,838	$65,539	$169,241	$82,683
Realization of accumulated other comprehensive income related to the Dole Asia benefit plans (1), net of income tax of ($847), $0, ($847) and $0	6,102	—	6,102	—
Realization of the accumulated foreign currency translation adjustment related to Dole Asia (1), net of income tax of $0	(6,231)	—	(6,231)	—
Unrealized foreign currency translation adjustment	3,832	(8,082)	(12,009)	(3,129)
Unrealized hedging gains (losses), net of income tax expense (benefit) of ($608), ($984), ($897) and $652	(1,818)	(27,711)	(99)	25,061
Reclassification of realized (gains) losses to net income (2), net of income tax expense (benefit) of $0, ($335), $664 and ($534)	194	(1,483)	337	1,134
Pension and postretirement obligation adjustments (3), net of income tax of $0	1,312	—	1,312	—

Comprehensive income	238,229	28,263	158,653	105,749
Less: Comprehensive income attributable to noncontrolling interests	(750)	(1,410)	(1,882)	(2,190)

Comprehensive income attributable to shareholders of Dole Food Company, Inc.	$237,479	$26,853	$156,771	$103,559

See Notes to Condensed Consolidated Financial Statements

(1)	Amounts have been included in the gain of disposal of discontinued operations, net of income taxes in the condensed statement of operations.
(2)	Refer to Note 15—Derivative Financial Instruments for the classification of the realized gains and losses recorded for Dole’s financial instruments.
(3)	Amounts have been included in charges for restructuring in the condensed consolidated statement of operations.

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 15, 2013	December 29, 2012
	(In thousands, except per share data)
ASSETS
Cash and cash equivalents	$424,936	$91,579
Restricted cash	16,339	—
Receivables, net of allowances of $23,232 and $22,687 respectively	595,253	491,640
Inventories	217,059	241,741
Prepaid expenses and other assets	34,927	36,249
Deferred income tax assets	6,894	5,959
Assets held-for-sale (Note 10)	599	1,877,523

Total current assets	1,296,007	2,744,691
Investments	90,082	88,881
Actively marketed property (Note 10)	151,086	74,814
Property, plant and equipment, net of accumulated depreciation of $849,301 and $819,218, respectively	646,714	688,890
Goodwill	259,963	273,906
Intangible assets, net	259,417	261,315
Other assets, net	114,345	97,274

Total assets	$2,817,614	$4,229,771

LIABILITIES AND EQUITY
Accounts payable	$349,401	$313,400
Liabilities related to assets held-for-sale (Note 10)	—	448,924
Accrued liabilities	430,130	535,364
Current portion of long-term debt, net	7,280	161,750
Notes payable	3,007	19,762

Total current liabilities	789,818	1,479,200
Long-term debt, net	672,690	1,512,646
Deferred income tax liabilities	123,143	128,927
Other long-term liabilities	372,129	396,472
Commitments and contingencies (Note 17)
Shareholders’ equity
Preferred stock—$0.001 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.001 par value; 300,000 shares authorized, 89,852 and 89,189 shares issued and outstanding as of June 15, 2013 and December 29, 2012	90	89
Additional paid-in capital	810,896	800,517
Retained earnings (accumulated deficit)	132,338	(35,021)
Accumulated other comprehensive income (loss)	(90,038)	(79,450)

Equity attributable to shareholders of Dole Food Company, Inc.	853,286	686,135
Equity attributable to noncontrolling interests	6,548	26,391

Total equity	859,834	712,526

Total liabilities and equity	$2,817,614	$4,229,771

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Half Year Ended
	June 15, 2013	June 16, 2012
	(In thousands)
Operating Activities
Net income	$169,241	$82,683
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	29,865	48,531
Share-based compensation	13,930	5,654
Net (gains) losses on financial instruments	(44,346)	2,921
Asset write-offs and net (gain) loss on sale of assets	(249,247)	(4,798)
Earnings from equity method investments	(3,625)	(3,525)
Amortization of debt discounts and debt issuance costs	3,074	5,057
Loss on early retirement of debt	80,092	433
Provision for deferred income taxes	(63,181)	18,535
Pension and other postretirement benefit plan expense	14,253	10,313
Other	2,003	520
Changes in operating assets and liabilities:
Receivables	(144,545)	(89,725)
Inventories	60,527	(1,421)
Prepaid expenses and other assets	(999)	(23,129)
Income taxes	13,624	(24,544)
Accounts payable	34,624	55,459
Accrued liabilities	12,948	(5,420)
Other long-term liabilities	(24,125)	(19,819)

Cash flow provided by (used in) operating activities	(95,887)	57,725
Investing Activities
Cash received from sales of assets and businesses, net of cash disposed	7,513	24,898
Cash received from the sale of Dole Asia, net of cash disposed	1,651,163	—
Business acquisitions, net of cash acquired	(6,975)	(15,253)
Capital expenditures	(50,732)	(34,250)
Restricted cash and deposits	(47,389)	5,675
Other	(1,511)	(716)

Cash flow provided by (used in) investing activities	1,552,069	(19,646)
Financing Activities
Short-term debt borrowing (repayments), net	(16,859)	52,108
Long-term debt borrowings	1,468,318	549,368
Long-term debt repayments	(2,487,020)	(643,684)
Dividends paid to noncontrolling interests	(610)	(851)
Contribution from noncontrolling interests	1,355	—
Premium on early retirement of bonds	(32,774)	—
Payment of debt issuance costs	(23,390)	—
Net proceeds from common stock option exercises	3,657	—
Repurchases of common stock	(7,207)	—
Settlement of long-term Japanese yen hedge forwards	(28,178)	(22,855)

Cash flow used in financing activities	(1,122,708)	(65,914)

Effect of foreign currency exchange rate changes on cash	(117)	(397)

Increase (decrease) in cash and cash equivalents	333,357	(28,232)
Cash and cash equivalents at beginning of period	91,579	122,348

Cash and cash equivalents at end of period	$424,936	$94,116

Supplemental cash flow information

At June 15, 2013 and June 16, 2012, accounts payable included approximately $2.1 million and $2.6 million, respectively, for capital expenditures.

On April 18, 2013, Dole paid approximately $60.4 million of cash in connection with the settlement of its capital lease obligations related to two vessels. The difference between the capital lease obligation of $50 million and the settlement value has been capitalized and included in property, plant and equipment in the condensed consolidated balance sheets as a non-cash capital expenditure.

In connection with the first quarter 2012 sale of a non-core German subsidiary (“German subsidiary”), at June 15, 2013, Dole had $16.0 million of notes receivable, of which $1.3 million is included in receivables, net and $14.7 million is included in other assets. In addition, Dole had deferred income of $16.0 million of which approximately $1.3 million is included in accrued liabilities and approximately $14.7 million is included in other long-term liabilities at June 15, 2013. Of the notes receivable for which deferred income was recorded, approximately $5.2 million was collected during the first half of 2013, and a corresponding gain on sale of assets was recognized. During the first quarter of 2012, Dole recorded $29 million as notes receivable, of which $1 million was included in receivables and $28 million was included in other assets. Refer to Note 10—Assets Held-For-Sale and Actively Marketed Property for additional information.

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Equity Attributable to Shareholders’ of Dole Food Company, Inc.
					Accumulated Other Comprehensive Income (Loss)			Equity Attributable to Noncontrolling Interests
	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Pension & Other Postretirement Benefits	Cumulative Translation Adjustment	Unrealized Gains (Losses) on Hedges		Total Equity
		(In thousands)
Balance at December 31, 2011	88,952	$89	$786,355	$109,442	$(94,708)	$30,346	$(39,020)	$25,917	$818,421
Net income	—	—	—	80,496	—	—	—	2,187	82,683
Share-based compensation	—	—	5,654	—	—	—	—	—	5,654
Dividends paid	—	—	—	—	—	—	—	(851)	(851)
Disposal of noncontrolling interests	—	—	—	—	—	—	—	(150)	(150)
Net foreign currency translation adjustment	—	—	—	—	—	(3,132)	—	3	(3,129)
Unrealized hedging gains (losses), net of income tax expense (benefit) of $652	—	—	—	—	—	—	25,061	—	25,061
Reclassification of realized losses to net income, net of income tax expense (benefit) of ($534)	—	—	—	—	—	—	1,134	—	1,134

Balance at June 16, 2012	88,952	$89	$792,009	$189,938	$(94,708)	$27,214	$(12,825)	$27,106	$928,823

Balance at December 29, 2012	89,189	$89	$800,517	$(35,021)	$(112,122)	$34,371	$(1,699)	$26,391	$712,526
Net income (loss)	—	—	—	167,359	—	—	—	1,882	169,241
Share-based compensation	—	—	13,930	—	—	—	—	—	13,930
Exercise of share-based awards	554	1	3,656	—	—	—	—	—	3,657
Issuance of restricted stock	769	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(610)	(610)
Sale of Dole Asia, net of income tax of ($847)	—	—	—	—	6,102	(6,231)	—	(22,470)	(22,599)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1,355	1,355
Share repurchase program	(240)	—	(2,708)	—	—	—	—	—	(2,708)
Repurchase of share based awards	(420)	—	(4,499)	—	—	—	—	—	(4,499)
Unrealized foreign currency translation adjustment	—	—	—	—	—	(12,009)	—	—	(12,009)
Unrealized hedging gains (losses), net of income tax expense (benefit) of ($897)	—	—	—	—	—	—	(99)	—	(99)
Reclassification of realized losses to net income, net of income tax expense (benefit) of $664	—	—	—	—	—	—	337	—	337
Change in employee benefit plans, net of income tax of ($0)	—	—	—	—	1,312	—	—	—	1,312

Balance at June 15, 2013	89,852	$90	$810,896	$132,338	$(104,708)	$16,131	$(1,461)	$6,548	$859,834

See Accompanying Notes to Condensed Consolidated Financial Statements

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Dole Food Company, Inc. and its consolidated subsidiaries (“Dole” or the “Company”) include all adjustments necessary, which are of a normal recurring nature, to present fairly Dole’s financial position, results of operations and cash flows. Dole operates under a 52/53-week year. The quarters ended June 15, 2013 and June 16, 2012 were twelve weeks in duration. For a summary of significant accounting policies and additional information relating to Dole’s financial statements, refer to the Notes to Consolidated Financial Statements in Item 8 of Dole’s Annual Report on Form 10-K for the year ended December 29, 2012.

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

In March 2003, Dole completed a going-private merger transaction. As a result of the transaction, Dole became wholly-owned by David H. Murdock (“DHM”), Dole’s Chairman and Chief Executive Officer. In October 2009, Dole completed a $446 million initial public offering of its common stock and received proceeds of $415 million. At June 15, 2013, Mr. Murdock and his affiliates beneficially owned 35,568,585, or approximately 40%, of Dole’s outstanding common shares.

NOTE 2—SALE OF PACKAGED FOODS AND ASIA FRESH PRODUCE BUSINESS

On April 1, 2013, Dole completed the sale of its worldwide packaged foods and Asia fresh produce businesses (collectively, “Dole Asia”) for $1.685 billion in cash, subject to certain adjustments (“sale transaction”) to ITOCHU Corporation (“ITOCHU”). The operations of Dole Asia consist of Dole’s Packaged Foods reportable operating segment, and Dole’s Asia fresh produce business, which is a component of Dole’s Fresh Fruit reportable operating segment (“Asia Fresh”). The proceeds from the sale transaction and proceeds from new borrowings were used to pay off Dole’s previous indebtedness of approximately $1.7 billion, including the settlement in full of capital lease obligations of approximately $50 million related to two vessels. On February 22, 2013, ITOCHU paid Dole a non-refundable cash deposit of $200 million that was applied towards the purchase price. Dole used the $200 million in cash to repay revolver borrowings, pay certain transaction related expenses, and for general corporate purposes.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The pre-tax gain on the sale of Dole Asia was $241.4 million. This gain will use substantially all of Dole’s federal tax net operating loss carryforwards, and result in the payment of cash taxes of approximately $40 million. The sales price of $1.685 billion has been adjusted by $5 million, which reflects certain purchase price adjustments related to additional cash received as a result of ITOCHU not assuming certain liabilities. The sales price and the gain on the sale of Dole Asia, based on the historical book balances of Dole Asia, are as follows:

Gain on disposal of discontinued operations
(In thousands)
Sales price	$1,685,000
Purchase price adjustments	5,000

Gross proceeds	1,690,000
Net book value of Dole Asia	(1,452,926)
Cumulative translation adjustment, minimum pension liability and equity attributable to noncontrolling interests	22,599
Direct transaction costs	(18,249)

Pre-tax gain on disposal	$241,424
Income tax benefit	3,276

Gain on disposal of discontinued operations, net of tax	$244,700

The gain on the disposal of Dole Asia has been reduced by direct transaction costs of $18.2 million. In addition, during the first half of 2013, Dole recorded expenses of $19.7 million which have been included in ITOCHU transaction related costs in the condensed consolidated statement of operations. Approximately $16 million of these costs were for compensation related arrangements not attributable to Dole Asia employees, and as such, these costs have been included in continuing operations. Of the $16 million, $13.5 million was related to payments to certain key executives under the change of control agreement. The remaining $3.7 million were for other indirect transaction related expenses.

NOTE 3—NEW ACCOUNTING PRONOUNCEMENTS

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 4—OTHER INCOME (EXPENSE), NET

Included in other income (expense), net in Dole’s condensed consolidated statements of operations are the following items:

	Quarter Ended		Half Year Ended
	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012
Unrealized gain (loss) on foreign denominated borrowings	$(3,899)	$(509)	$155	$3,150
Realized gain (loss) on foreign denominated borrowings	46	(10)	134	(22)
Foreign currency exchange gain (loss) on vessel obligation	(507)	891	2,591	(503)
Loss on early retirement of debt	(10,749)	—	(10,749)	—
Other	743	229	754	269

Other income (expense), net	$(14,366)	$601	$(7,115)	$2,894

NOTE 5—DISCONTINUED OPERATIONS

During the fourth quarter of 2012, Dole concluded that Dole Asia met the requirements to be presented as assets and liabilities held-for-sale and discontinued operations. Accordingly, the results of operations for Asia Fresh and Packaged Foods have been reclassified to discontinued operations for all periods presented.

Included in discontinued operations are interest expense and debt-related costs associated with Dole’s debentures, secured notes, revolving credit facility and its term loans that were outstanding through the close of the date of the sale transaction for all historical periods presented. The interest expense and related costs associated with these debt instruments have been reclassified to discontinued operations because these instruments were repaid upon consummation of the sale of Dole Asia, as required by their terms. In addition, for all historical periods presented, had the sale of Dole Asia been previously consummated, the terms of the then outstanding debentures, secured notes, revolving credit facility and the term loans would have required that they be repaid in their entirety. These costs have been included in the “Financing Related Items” column in the table, below.

During 2006 Dole entered into an interest rate swap to synthetically convert $320 million of its term loans into yen denominated debt (“cross currency swap”). The cross currency swap did not qualify for hedge accounting and was marked to market each accounting period. In addition, during 2006, Dole also entered into an interest rate swap to synthetically convert $320 million of variable-rate term loans into fixed-rate debt. During 2011 Dole refinanced its liability under the cross currency swap by entering into long-term Japanese yen hedges, and obtained hedge accounting for these hedges. Due to the fact that the cross currency swap and the interest rate swap were linked to the term loans of Dole, all of the income statement activity associated with these instruments has been presented within discontinued operations for all periods presented. In addition, since the long-term Japanese yen hedges were designated to hedge Dole’s yen-denominated revenue stream generated from the Dole Asia business, the income statement activity associated with the long-term Japanese yen hedges has been presented within discontinued operations for all periods presented. On March 8, 2013, Dole entered into an agreement to settle the long-term Japanese yen hedges for $25.1 million, which was settled on March 27, 2013. All amounts associated with these instruments have been presented in the “Financing Related Items” column in the table, below.

In connection with the sale transaction, Dole entered into several contractual agreements with ITOCHU to facilitate the sale that will result in an exchange of cash over the term of these agreements. These agreements primarily consist of a supply agreement, a ship usage agreement, a transition services agreement and an occupancy agreement.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The initial term of the supply agreement runs through December 31, 2015, except for certain items with a 5 year term, and can be renewed indefinitely with the agreement of both parties. The term of the ship usage agreement is for 12 months from the closing date of the sale and renews automatically for additional 12 month terms until Dole Asia elects not to renew; the maximum term under the transition services agreement is for 12 months from the closing date of the sale; and the maximum term for the occupancy agreement is 2.5 years.

To date, Dole sold and acquired $13.6 million and $0.9 million of inventory and operating supplies under the supply agreement, respectively. The net amount of the cash to be received, net of costs to be incurred under the ship usage agreement, the transition services agreement and the occupancy agreement will not be material.

The cash inflows and outflows from these contractual arrangements represent a continuation of cash inflows and outflows between Dole and Dole Asia. Dole has evaluated the significance of the cash inflows and outflows and determined that they are not significant. In addition, Dole evaluated whether the contractual arrangements with ITOCHU provide the ability to exert significant influence over Dole Asia’s operating and financial policies and has concluded that the contractual arrangements are not significant to the overall operations of Dole Asia and do not give Dole the ability to exert significant influence over Dole Asia’s operating and financial policies.

During the second quarter of 2008, Dole approved and committed to a formal plan to divest the fresh-cut flowers business. During the first quarter of 2009, the operations and the majority of the related assets of this business were sold.

The operating results of Dole Asia and fresh-cut flowers are reported in the following table:

	Dole Asia				Fresh-Cut Flowers	Total
	Asia Fresh	Packaged Foods	Financing Related Items	Total Dole Asia
	(In thousands)
Quarter ended June 15, 2013
Revenues	$29,690	$27,957	$—	$57,647	$—	$57,647

Income (loss) before income taxes	$(82)	$1,330	$(69,178)	$(67,930)	$(84)	$(68,014)
Income taxes	—	(475)	56,844	56,369	1	56,370

Income (loss) from discontinued operations, net of income taxes	$(82)	$855	$(12,334)	$(11,561)	$(83)	$(11,644)

Quarter ended June 16, 2012
Revenues	$364,613	$291,248	$—	$655,861	$27	$655,888

Income (loss) before income taxes	$26,314	$17,293	$(30,646)	$12,961	$(7)	$12,954
Income taxes	(5,385)	3,012	(1,024)	(3,397)	8	(3,389)

Income (loss) from discontinued operations, net of income taxes	$20,929	$20,305	$(31,670)	$9,564	$1	$9,565

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Dole Asia				Fresh-Cut Flowers	Total
	Asia Fresh	Packaged Foods	Financing Related Items	Total Dole Asia
	(In thousands)
Half Year ended June 15, 2013
Revenues	$296,440	$312,489	$—	$608,929	$—	$608,929

Income (loss) before income taxes	$(29,376)	$174	$(62,015)	$(91,217)	$(104)	$(91,321)
Income taxes	(29,967)	(1,577)	41,759	10,215	1	10,216

Income (loss) from discontinued operations, net of income taxes	$(59,343)	$(1,403)	$(20,256)	$(81,002)	$(103)	$(81,105)

Half Year ended June 16, 2012
Revenues	$646,845	$558,185	$—	$1,205,030	$27	$1,205,057

Income (loss) before income taxes	$28,897	$33,355	$(59,039)	$3,213	$(47)	$3,166
Income taxes	(11,855)	(1,504)	11,317	(2,042)	15	(2,027)

Income (loss) from discontinued operations, net of income taxes	$17,042	$31,851	$(47,722)	$1,171	$(32)	$1,139

NOTE 6—CHARGES FOR RESTRUCTURING

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

Since the inception of the 2010 plan, Dole incurred a total of $42.3 million in costs, with $31.2 million of these costs reflected in continuing operations and the remainder reflected in discontinued operations. During the half year ended June 16, 2012, total charges incurred under this plan were $0.7 million, with $0.8 million of these costs reflected in continuing operations and ($0.1) million reflected in discontinued operations. During the second quarter of 2012, total charges incurred under this plan were $0.5 million, with $0.6 million of these reflected in continuing operations and ($0.1) million reflected in discontinued operations. There were no costs incurred during 2013 under this plan and the remaining unpaid restructuring liabilities under this plan were not material as of June 15, 2013.

During the third quarter of 2011, Dole committed to further restructure its fresh fruit operations in Europe and Latin America, as well as its fresh vegetables operations in Asia (“2011 plan”). As part of this plan, Dole consolidated certain operations in Europe to reduce overhead, restructured farming operations in Latin America and further rationalized vessel charters. In addition, Dole ended certain unprofitable contractual arrangements in Asia. The 2011 plan was completed during the fourth quarter of 2012.

Since the inception of the 2011 plan, Dole incurred a total of $13.3 million in costs, with $9.4 million of these costs reflected in continuing operations and $3.9 million of these costs reflected in discontinued operations. During the half year ended June 16, 2012, total charges incurred under this plan were $1.6 million, which have been included in continuing operations. During the quarter ended June 16, 2012, total charges incurred under this plan were $0.4 million, which have been included in continuing operations. There were no costs incurred during 2013 under this plan and the remaining unpaid restructuring liabilities under this plan were not material as of June 15, 2013.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the second quarter of 2013, Dole committed to further restructure its fresh fruit operations in Latin America to realign its workforce. This resulted in pension-related settlement charges of approximately $4 million which have been reflected as an increase in pension obligation.

NOTE 7—LONG-TERM RECEIVABLES

At June 15, 2013, Dole’s long-term financing receivables consisted of $2.4 million of grower advances, net of allowances, a $7 million note receivable related to the sale of a discontinued operation, $16 million of notes receivable related to the sale of a German subsidiary, and net long-term trade receivables of $2.3 million. These assets have been included in other assets in the accompanying condensed consolidated balance sheet as of June 15, 2013.

Dole monitors the collectability of these advances through periodic review of financial information received from these growers. At June 15, 2013, these advances included in other assets had an allowance for credit losses of $3.3 million. Dole’s historical losses on its long-term grower advances related to continuing operations have been immaterial and Dole expects this to continue.

At June 15, 2013, Dole had a $7 million note receivable relating to the fiscal 2009 sale of the fresh-cut flowers business. This receivable is secured by properties that have an estimated fair value in excess of the note, which was due in January 2011. The Colombian companies that have granted mortgages in such properties to secure their guaranties of such note are currently under reorganization pursuant to Colombian Law 1116. Dole believes that the note will be collected, based on its position in the reorganization.

At June 15, 2013, Dole had notes receivable of $16 million (€12 million) denominated in euros related to the sale of a German subsidiary in the first quarter of 2012. The notes mature on various dates through March 2022. During the first half of 2013, Dole received cash proceeds of $5.2 million (€4 million). Of the remaining notes receivable, approximately $14.7 million were recorded as long-term notes receivable. These notes receivable have annual minimum payment requirements based on the financial performance of the business and are collateralized by the business.

Dole has gross long-term trade receivables of $19.1 million due from a customer in Eastern Europe, for which it is not likely that payment will be received during the next year. During the second quarter of 2012, Dole recorded provisions for bad debt of $1 million which is included in charges for restructuring and long-term receivables, bringing the total allowance for this bad debt to $16.8 million. The net receivable of $2.3 million represents management’s best estimate of its net realizable value after consideration of collateral securing the receivable.

NOTE 8—INCOME TAXES

Dole recorded an income tax benefit of $2.6 million on a $0.2 million pretax loss from continuing operations for the half year ended June 15, 2013. The income tax benefit included interest expense of $0.1 million related to Dole’s unrecognized tax benefits. Income tax expense of $5.8 million on $84 million of pretax income from continuing operations was recorded for the first half year ended June 16, 2012, which included an interest benefit of $3.2 million related to Dole’s unrecognized tax benefits. Dole’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions. For the half year ended June 15, 2013, Dole’s effective tax rate differs from the U.S. federal statutory rate primarily as a result of losses generated in the U.S. that were benefitted at statutory

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

rates higher than the statutory rates used to determine tax on income earned outside of the U.S. For the half year ended June 16, 2012, Dole’s effective tax rate differed from the U.S. federal statutory rate applied to Dole’s pre-tax income primarily due to a decrease in Dole’s total amount of unrecognized tax benefits of $17 million as a result of the expiration of the statute of limitations concerning certain transfer pricing items. Including interest, net of tax benefits, the total amount recorded for this item was $18.7 million, which was partially offset by an increase in Dole’s U.S. federal valuation allowance.

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

Dole recognizes accrued interest and penalties related to its unrecognized tax benefits as a component of income taxes in the accompanying condensed consolidated statements of operations. Accrued interest and penalties before tax benefits were $4.5 million and $7.4 million at June 15, 2013 and December 29, 2012, respectively, and are included as a component of other long-term liabilities in the accompanying condensed consolidated balance sheets. The decrease in accrued interest and penalties of $2.9 million for the half year ended June 15, 2013 is due to payments made totaling $3.0 million primarily relating to non-U.S. audit settlements. At this time, Dole believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease later in 2013 by cash payments of approximately $17 million relating to non-U.S. audit settlements. Cash payments of $6.7 million, including interest, were made in the first half of 2013 primarily relating to audit settlements in Ecuador.

Dole or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, Dole is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2006.

Income Tax Audits: Dole believes its tax positions comply with the applicable tax laws and that it has adequately provided for all material tax related matters. Matters raised upon audit may involve substantial amounts and could result in material cash payments if resolved unfavorably. Management considers it unlikely that the resolution of these matters will have a material adverse effect on Dole’s results of operations.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 9—INVENTORIES

The major classes of inventories were as follows:

	June 15, 2013	December 29, 2012
	(In thousands)
Finished products	$70,251	$71,728
Raw materials and work in progress	57,371	50,724
Crop-growing costs	69,556	99,145
Operating supplies and other	19,881	20,144

	$217,059	$241,741

NOTE 10—ASSETS HELD-FOR-SALE AND ACTIVELY MARKETED PROPERTY

Dole continuously reviews its assets in order to identify those assets that do not meet Dole’s future strategic direction or internal economic return criteria. As a result of this review, Dole has identified and is in the process of selling certain long-lived assets and has sold certain businesses. Accordingly, Dole has assets classified as either held-for-sale or actively marketed property.

Total assets held-for-sale by segment were as follows:

	Fresh Fruit	Fresh Vegetables	Discontinued Operations			Total Assets Held-for-Sale
			Packaged Foods	Asia Fresh	Fresh-Cut Flowers
	(In thousands)
Balance as of December 29, 2012	$12,652	$599	$1,041,237	$819,823	$3,212	$1,877,523
Activity	—	—	(13,144)	23,865	—	10,721
Sale of Dole Asia	—	—	(1,028,093)	(843,688)	—	(1,871,781)
Reclassifications to Actively Marketed Property	(12,652)	—	—	—	(3,212)	(15,864)

Balance as of June 15, 2013	$—	$599	$—	$—	$—	$599

Assets held-for-sale included in Dole’s consolidated balance sheet as of June 15, 2013 consisted of property, plant and equipment, net of accumulated depreciation.

Total liabilities related to assets held-for-sale by segment were as follows:

			Discontinued Operations
	Fresh Fruit	Fresh Vegetables	Packaged Foods	Asia Fresh	Fresh-Cut Flowers	Total Liabilities Held-for-Sale
	(In thousands)
Balance as of December 29, 2012	$—	$—	$245,972	$202,952	$—	$448,924
Activity	—	—	4,024	4,743	—	8,767
Sale of Dole Asia	—	—	(249,996)	(207,695)	—	(457,691)

Balance as of June 15, 2013	$—	$—	$—	$—	$—	$—

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Gains on asset sales were as follows:

	Quarter Ended		Half Year Ended
	June 15, 2013	June 16, 2012	June 15, 2013		June 16, 2012
	(In thousands)
Fresh Fruit	$3,954	$1,954	$5,275		$6,157

Total from Continuing Operations	3,954	1,954	5,275		6,157
Dole Asia—Discontinued Operations	241,424	—	241,684	(1)	—

	$245,378	$1,954	$246,959		$6,157

(1)	Includes a $260 thousand gain on the disposal of Dole Asia assets prior to its sale. This amount is included in income (loss) from discontinued operations, net of income taxes.

Proceeds from asset sales by segment were as follows:

	Quarter Ended		Half Year Ended
	June 15, 2013	June 16, 2012	June 15, 2013		June 16, 2012
	(In thousands)
Fresh Fruit	$3,954	$1,955	$5,275		$24,397

Total from Continuing Operations	3,954	1,955	5,275		24,397
Fresh-Cut Flowers—Discontinued Operations	—	1,279	—		1,279
Dole Asia—Discontinued Operations	1,690,000	—	1,690,838	(2)	—

	$1,693,954	$3,234	$1,696,113		$25,676

(2)	Includes $838 thousand of proceeds from the disposal of Dole Asia assets prior to its sale. The related gain is included in income (loss) from discontinued operations, net of income taxes.

Asia Fresh and Packaged Foods—Discontinued Operations

Dole Asia met the requirements to be presented as assets and liabilities held-for-sale during the fourth quarter of 2012. As a result, as of December 29, 2012, $72.6 million of goodwill was allocated to Asia Fresh and the entire goodwill balance associated with Packaged Foods was reclassified to assets held-for-sale. The Asia Fresh portion of the Fresh Fruit goodwill that was allocated to Dole Asia was based upon the relative estimated fair value of the Asia Fresh business as compared to the estimated fair value of the Fresh Fruit reporting unit. Subsequent to December 29, 2012 when the initial allocation was determined, the relative fair value of the Fresh Fruit reporting unit decreased as compared to the estimated fair value of the Asia Fresh business, resulting in a $13.9 million increase in the goodwill allocated to Dole Asia.

Under the terms of the Trademark Rights Agreement entered into as part of the sale transaction: Dole granted ITOCHU exclusive licenses to use certain Dole trademarks, trade names and trade dress rights with certain fresh produce in Asia, Australia and New Zealand and with certain packaged products worldwide, including certain exclusive rights to the DOLE® brand; Dole has granted ITOCHU non-exclusive licenses to use certain Dole trademarks, trade names and trade dress rights with certain fresh produce that will be sold by ITOCHU in certain countries outside of Asia, Australia and New Zealand and with certain packaged products that were not part of the sale transaction, subject to limited exceptions; and ITOCHU has granted Dole non-exclusive licenses to use certain trademarks, trade names and trade dress rights acquired by ITOCHU in the

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Trademark Rights Agreement with certain fresh produce and packaged products that currently are distributed by businesses retained by Dole. All of the licenses granted under the Trademark Rights Agreement are perpetual, irrevocable and royalty free.

As a result of the foregoing, as of December 29, 2012, $460 million of Dole’s trademark and trade names were reclassified to assets held-for-sale. The allocation was determined based upon the estimated portion of the trademark and trade name value that will be used by Dole Asia relative to the total Trademark and trade name value. The amount of the Dole trademark and trade names allocated to Dole Asia and included in assets held-for-sale remained unchanged since December 29, 2012 through the consummation of the sale transaction.

As a result of the sale transaction, the goodwill and other indefinite-lived intangible assets included in assets held-for-sale related to Dole Asia were included in the net assets of Dole Asia, which were eliminated in connection with the consummation of the sale transaction.

The allocation percentages used to allocate goodwill and the trade names have been based on certain estimates and are sensitive to certain assumptions such as royalty rates, estimated cost of capital, revenue and other projections, and expected tax rates.

Fresh Fruit

Dole had a notes receivable balance of $16.0 million (€12 million) at June 15, 2013 denominated in euros related to the first quarter 2012 sale of a German subsidiary. The notes mature on various dates through March 2022. Dole has a corresponding deferred gain of $16.0 million (€12 million), which will be recognized as the notes receivable are collected. During the first half of 2013, Dole received cash proceeds of $5.2 million (€4.0 million) and recorded a corresponding gain which has been included in gain on sale of assets.

During the first quarter of 2013, Dole reclassified Hawaii and Honduras land with net book values of $12.5 million and $0.2 million, respectively, from assets held-for-sale to actively marketed property. Dole expects to sell these assets in the future but it is uncertain if any sales will be completed during the next twelve months.

Fresh-Cut Flowers—Discontinued Operation

During the first quarter of 2013, Dole reclassified its assets held-for-sale with a net book value of $3.2 million associated with the fresh-cut flowers—discontinued operations to actively marketed property.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Total Actively Marketed Property by segment was as follows:

	Fresh Fruit	Discontinued Operations Fresh-Cut Flowers	Total Actively Marketed Property
	(In thousands)
Balance as of December 29, 2012	$74,814	$—	$74,814
Additions	60,408	—	60,408
Reclassification	12,652	3,212	15,864

Balance as of June 15, 2013	$147,874	$3,212	$151,086

At December 29, 2012, actively marketed property consisted of approximately 14,200 acres of Hawaii land with a net book value of $74.8 million. During the first quarter of 2013, Dole added approximately 6,300 acres of Hawaii land with a net book value of $72.9 million to actively marketed property. Of these additions, 2,050 acres of land with a net book value of $12.5 million were reclassified from assets held-for-sale and the remaining 4,250 acres of land with a net book value of $60.4 million were reclassified from property, plant and equipment. At June 15, 2013, actively marketed property consisted of approximately 20,500 acres of Hawaii land in the fresh fruit segment, with a net book value of $147.7 million. In addition, during the first quarter, Dole reclassified $0.2 million of land in Honduras in the Fresh Fruit segment to actively marketed property.

Assets with a net book value of $3.2 million associated with the real estate of the former fresh-cut flowers division were reclassified from assets held-for-sale during the first quarter of 2013.

NOTE 11—GOODWILL AND INTANGIBLE ASSETS

Goodwill has been allocated to Dole’s reporting segments as follows:

	Fresh Fruit	Fresh Vegetables	Total
	(In thousands)
Balance as of December 29, 2012	$189,147	$84,759	$273,906
Additional Dole Asia allocation	(13,900)	—	(13,900)
Other Disposals	(43)	—	(43)

Balance as of June 15, 2013	$175,204	$84,759	$259,963

Dole Asia met the requirements to be presented as assets and liabilities held-for-sale during the fourth quarter of 2012. In connection with the consummation of the sale transaction, all of the assets and liabilities related to the operations of Dole Asia have been eliminated from Dole’s consolidated balance sheet. Refer to Note 10—Assets Held-For-Sale and Actively Marketed Property.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Details of Dole’s intangible assets were as follows:

	June 15, 2013	December 29, 2012
	(In thousands)
Amortized intangible assets:
Customer relationships	$21,000	$21,000
Other amortized intangible assets	15,560	15,589

	36,560	36,589
Accumulated amortization—customer relationships	(3,751)	(2,585)
Other accumulated amortization	(3,034)	(2,331)

Accumulated amortization—intangible assets	(6,785)	(4,916)

Amortized intangible assets, net	29,775	31,673
Indefinite-lived intangible assets:
Trademark and trade names	229,642	229,642

	$259,417	$261,315

Amortization expense of intangible assets included in continuing operations totaled $1.0 million and $0.9 million for the quarters ended June 15, 2013 and June 16, 2012, respectively, and $1.9 million and $1.7 million for the half years ended June 15, 2013 and June 16, 2012, respectively.

As of June 15, 2013, the estimated amortization expense for continuing operations associated with Dole’s intangible assets for the remainder of 2013 and in each of the next four fiscal years is as follows (in thousands):

Fiscal Year	Amount
2013 (remainder of the year)	$2,189
2014	$4,036
2015	$4,013
2016	$3,993
2017	$3,884

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 12—NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:

	June 15, 2013	December 29, 2012
	(In thousands)
Unsecured debt:
8.75% debentures due 2013	$—	$155,000
Secured debt:
13.875% notes due 2014	—	174,904
8% notes due 2016	—	315,000
Revolving credit facility	—	119,200
Term loan facilities	675,000	867,702
Contracts and notes, at a weighted average interest rate of 3.3% in 2013 (3.3% in 2012) through 2018	4,050	4,052
Capital lease obligations, at a weighted average interest rate of 5.2% in 2013 (2.7% in 2012)	920	55,015
Notes payable, at a weighted average interest rate of 1.1% in 2013 (1.3% in 2012)	3,007	19,762
Unamortized debt discounts	—	(16,477)

	682,977	1,694,158
Notes payable and current maturities, net of unamortized debt discounts	(10,287)	(181,512)

	$672,690	$1,512,646

As a result of reflecting Dole Asia’s operations as discontinued operations, all interest expense and debt related costs associated with Dole’s notes and debentures, term loans and revolving credit facilities and interest rate swap that were outstanding through the close of the sale transaction have been reclassified into discontinued operations for all periods presented. Refer to Note 5—Discontinued Operations for additional information. In connection with the close of the sale transaction, Dole used the net proceeds, along with new borrowings, discussed below, to extinguish the liabilities outstanding under Dole’s then-existing term loan and revolving credit facilities, 8.75% debentures due 2013, 13.875% notes due 2014, and 8% notes due 2016.

Notes and Debentures

On April 1, 2013, Dole repurchased and retired $174.9 million and $315 million of its 13.875% notes due 2014 and 8% notes due 2016, respectively, and legally defeased $155 million of its 8.75% debentures due 2013.

As a result of the repurchases and defeasance, Dole recorded expense of approximately $44.3 million in discontinued operations in the accompanying condensed consolidated statements of operations related to premiums paid in connection with the early retirement of debt and as a result of the write-off of previously recorded discounts and debt issuance costs.

Revolving Credit and Term Loan Facilities

On April 1, 2013, Dole entered into a new secured revolving credit agreement with five financial institutions (“April Credit Agreement”), which replaced Dole’s then-existing senior secured revolving credit and term loan facilities. Upon executing the April Credit Agreement, Dole repaid approximately $93.6 million and

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

$863.3 million of outstanding borrowings under then-existing senior secured revolving credit and term loan facilities, respectively. In connection with this refinancing, Dole also recorded expense of approximately $25.0 million, related to the write-off of related debt discounts and issuance costs, which has been included in discontinued operations in the accompanying condensed consolidated statements of operations.

On May 2, 2013, following the syndication of the loans under the April Credit Agreement, Dole entered into an amended and restated credit agreement (“Amended and Restated Credit Agreement”), which replaced the April Credit Agreement. In connection with the Amended and Restated Credit Agreement, Dole recorded expense of approximately $10.7 million related to the write-off of previously recorded discounts and certain debt issuance costs, which is included in other income (expense), net in the accompanying condensed consolidated statements of operations.

The Amended and Restated Credit Agreement, under which Dole and its wholly-owned subsidiary Solvest, Ltd. are borrowers, provides for a revolving credit facility of $180 million (“revolving credit facility”), divided between U.S. and non-U.S. borrowings; a portion of the revolving credit facility may, at Dole’s discretion, be used to provide letters of credit. The interest rate on amounts drawn under the revolving credit facility is, at Dole’s option, either (i) LIBOR plus 2.50% to 2.75%, with no LIBOR floor, or (ii) a base rate plus 1.50% to 1.75%, in each case, based upon Dole’s consolidated leverage ratio, but beginning at the upper number in the range. The Amended and Restated Credit Agreement also provides for a term loan of $675 million in the U.S. (“Term Loans”), in which the annual interest rate on the Term Loans is determined at Dole’s option to be either (i) LIBOR plus 2.75%, with a LIBOR floor of 1.00% or (ii) a base rate plus 1.75%. Principal payments of $1.69 million and interest payments are due quarterly beginning in June 2013 through April 2020, at which time the remaining principal of $627.8 million plus accrued interest is to be paid. The Amended and Restated Credit Agreement also allows Dole to request certain future incremental loans. The Amended and Restated Credit Agreement contains customary covenants, restrictions and default terms. The U.S. loans are secured by substantially all the U.S. assets of Dole and its domestic subsidiaries; the non-U.S. borrowings are secured by the same U.S. assets and by certain assets of Dole’s Bermuda subsidiaries. The revolving credit facility matures in five years and the Term Loans mature in seven years.

After taking into account approximately $18 million of outstanding letters of credit issued under the revolving credit facility, Dole had approximately $162 million of availability under its revolving credit facility as of June 15, 2013.

Capital Lease Obligations

On April 18, 2013, Dole paid approximately $60.4 million of cash in connection with the settlement of its capital lease obligations related to two vessels. The difference between the capital lease obligation of $50 million and the settlement value has been capitalized and included in property, plant and equipment in the condensed consolidated balance sheets. Dole’s remaining capital lease obligations of $0.9 million, as of June 15, 2013, primarily relate to machinery and equipment.

Notes Payable

Dole borrows funds primarily on a short-term basis to finance current operations. The terms of these borrowings range from one month to six months. Dole’s notes payable at June 15, 2013 consisted primarily of borrowings in Latin America.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Covenants

Provisions under the Amended and Restated Credit Agreement require Dole to comply with certain covenants. These covenants include limitations on, among other things, indebtedness, investments, liens, loans to subsidiaries, employees and third parties, the issuance of guarantees and the payment of dividends. The Amended and Restated Credit Agreement also requires Dole to comply with a minimum consolidated interest coverage ratio and a maximum consolidated net leverage ratio. At June 15, 2013, Dole was in compliance with the covenants under the Amended and Restated Credit Agreement.

A breach of a covenant or other provision in any debt instrument governing Dole’s current or future indebtedness could result in a default under that instrument and, due to customary cross-default and cross-acceleration provisions, could result in a default under Dole’s other debt instruments. Upon the occurrence of an event of default under the Amended and Restated Credit Agreement or other debt instrument, the lenders or holders of such debt could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If Dole were unable to repay those amounts, the lenders could proceed against the collateral granted to them, if any, to secure the indebtedness. If the lenders under Dole’s indebtedness were to accelerate the payment of the indebtedness, Dole cannot give assurance that its assets would be sufficiently liquid to repay in full its outstanding indebtedness on an accelerated basis.

Amortization of Debt Issuance Costs and Debt Discounts

During the quarter and half year ended June 15, 2013, Dole recorded amortization expense of $0.6 million and $3.1 million, respectively. During the quarter and half year ended June 16, 2012, Dole recorded amortization expense of $2.5 million and $5.1 million, respectively.

The amortization expense related to the Company’s deferred debt issuance costs and debt discounts were recorded in the accompanying condensed consolidated statements of operations as follows:

	Quarter Ended		Half Year Ended
	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012
	(In thousands)
Interest expense	$408	$197	$513	$396
Income (loss) from discontinued operations	198	2,333	2,561	4,661

	$606	$2,530	$3,074	$5,057

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

The carrying values, net of debt discounts and estimated fair values of Dole’s debt based on Level 2 inputs in the fair value hierarchy are summarized below:

	June 15, 2013		December 29, 2012
	Carrying Values	Estimated Fair Values	Carrying Values	Estimated Fair Values
	(In thousands)
Secured and unsecured notes and debenture	$—	$—	$637,637	$681,731
Term loans	675,000	675,000	858,492	867,702

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 13—EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for Dole’s U.S. and international pension plans and other postretirement benefit (“OPRB”) plans were as follows:

	U.S. Pension Plans		International Pension Plans		OPRB Plans
	Quarter Ended		Quarter Ended		Quarter Ended
	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012
	(In thousands)
Service cost	$54	$42	$850	$861	$12	$16
Interest cost	2,747	3,222	1,025	987	389	470
Expected return on plan assets	(3,385)	(3,529)	—	—	—	—
Amortization of:
Unrecognized net loss (gain)	2,903	1,871	315	343	21	16
Unrecognized prior service cost (benefit)	—	—	64	60	(794)	(814)
Curtailments and settlements	—	—	3,993	—	—	—

Total net periodic benefit costs included in continuing operations	$2,319	$1,606	$6,247	$2,251	$(372)	$(312)

Net periodic benefit cost included in discontinued operations	$—	$—	$—	$1,597	$—	$13

	U.S. Pension Plans		International Pension Plans		OPRB Plans
	Half Year Ended		Half Year Ended		Half Year Ended
	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012
	(In thousands)
Service cost	$108	$84	$1,740	$1,723	$24	$32
Interest cost	5,493	6,444	2,087	1,976	778	940
Expected return on plan assets	(6,770)	(7,058)	—	—	—	—
Amortization of:
Unrecognized net loss (gain)	5,806	3,742	683	686	42	32
Unrecognized prior service cost (benefit)	—	—	128	120	(1,588)	(1,628)
Curtailments and settlements	—	—	3,993	—	—	—

Total net periodic benefit costs included in continuing operations	$4,637	$3,212	$8,631	$4,505	$(744)	$(624)

Net periodic benefit cost included in discontinued operations	$—	$—	$1,714	$3,194	$15	$26

Dole sponsors a non-qualified deferred compensation plan (Excess Savings Plan or “ESP”) and a non-qualified pension plan (Supplemental Executive Retirement Plan or “SERP”) for executives, both of which are unfunded. Under the provisions of these two Rabbi trust plans, Dole is obligated to contribute to the trusts within 30 days after a change of control event to ensure the assets of the trusts are sufficient to meet the ESP obligation and the present value of the projected benefit obligation of SERP as of the change of control date. The assets held in the Rabbi trusts are subjected to the claims of Dole’s general unsecured creditors. As a result of the sale of Dole Asia, which is a change of control event under the provisions of the ESP and SERP, Dole contributed approximately $47 million to Rabbi trusts, of which $16.2 million is included in restricted cash, and $31 million is included in other assets, net, in the condensed consolidated balance sheets.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 14—SEGMENT INFORMATION

Due to the reporting of the packaged foods reportable operating segment as discontinued operations, Dole has two reportable operating segments from continuing operations: fresh fruit and fresh vegetables. These reportable segments are managed separately due to differences in geography, products, production processes, distribution channels and customer bases.

The fresh fruit reportable operating segment (“fresh fruit”) primarily sells bananas, pineapple and deciduous fruit, which are sourced from local growers or Dole-owned or leased farms located in Latin America, with significant selling locations in North America and Western Europe. Dole Asia’s fresh produce business formerly was included in the fresh fruit reportable operating segment, but is reported as discontinued operations as a result of the sale transaction.

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

Revenues from continuing operations were as follows:

	Quarter Ended		Half Year Ended
	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012
	(In thousands)
Fresh fruit	$878,918	$782,670	$1,642,706	$1,630,293
Fresh vegetables	308,670	296,965	598,324	535,376
Corporate	826	346	1,189	691

	$1,188,414	$1,079,981	$2,242,219	$2,166,360

The table above includes intersegment revenues from the Dole Asia business of $0.0 million and $17.4 million for the quarters ended June 15, 2013 and June 16, 2012, respectively, and $8 million and $26.3 million for the half years ended June 15, 2013 and June 16, 2012, respectively.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

EBIT from continuing operations was as follows:

	Quarter Ended		Half Year Ended
	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012
	(In thousands)
Fresh fruit EBIT	$51,306	$63,242	$62,803	$98,913
Fresh vegetables EBIT	(3,520)	10,252	13,493	17,286

Total operating segments EBIT	47,786	73,494	76,296	116,199
Corporate:
Net unrealized gain (loss) on foreign denominated instruments	(3,867)	(547)	85	3,098
Share-based compensation	(2,099)	(1,721)	(8,245)	(3,442)
Share repurchase program costs	(95)	—	(95)	—
Shareholder proposal costs	(45)	—	(45)	—
Refinancing charges	(10,749)	—	(10,749)	—
ITOCHU transaction related costs	(12,692)	(891)	(19,746)	(1,088)
Operating expenses, net	(7,653)	(11,362)	(16,704)	(22,938)

Corporate	(37,200)	(14,521)	(55,499)	(24,370)
Interest expense	(7,487)	(2,429)	(17,735)	(4,502)
Income taxes	(1,317)	(570)	2,584	(5,783)

Income from continuing operations, net of income taxes	1,782	55,974	5,646	81,544
Income (loss) from discontinued operations, net of income taxes	(11,644)	9,565	(81,105)	1,139
Gain on disposal of discontinued operations, net of income taxes	244,700	—	244,700	—

Net income	$234,838	$65,539	$169,241	$82,683

Corporate EBIT includes general and administrative costs not allocated to operating segments.

Substantially all of Dole’s earnings from equity method investments, which have been included in EBIT in the table above, relate to the fresh fruit operating segment.

Total assets were as follows:

	June 15, 2013	December 29, 2012
	(In thousands)
Fresh fruit	$1,557,857	$1,472,551
Fresh vegetables	500,376	509,233

Total operating segments	2,058,233	1,981,784
Corporate	759,381	357,253
Discontinued operations	—	1,890,734

	$2,817,614	$4,229,771

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 15—DERIVATIVE FINANCIAL INSTRUMENTS

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

Cash Flow Hedges

Dole designated certain foreign currency exchange forward contracts and participating forward contracts as cash flow hedges of its forecasted revenue and operating expense transactions. As a result, changes in fair value of the foreign currency derivative instruments since hedge designation, to the extent the hedges are deemed effective, are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) in the accompanying condensed consolidated balance sheet and are reclassified into earnings in the same period in which the underlying transactions affect earnings. Changes in the fair value of any portion of a cash flow hedge deemed ineffective is recognized into current period earnings.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On March 8, 2013, Dole entered into an agreement to settle the long-term Japanese yen hedges for $25.1 million, which was settled on March 27, 2013; accordingly the long-term Japanese yen hedges are no longer outstanding.

At June 15, 2013, the gross notional value of Dole’s derivative instruments were as follows:

	Average Strike Price	Notional Amount
	(Notional Amounts in thousands)
Derivatives designated as cash flow hedging instruments:
Foreign currency hedges (buy/sell):
U.S. dollar/Euro	$1.27 /€	$69,554
Costa Rica Colones/U.S. dollar	CRC 504.35/$	$51,300
Chilean peso/U.S. dollar	CLP 495.56/$	$10,207
Derivatives not designated as cash flow hedging instruments:
Foreign currency hedges (buy/sell):
South African rand/Euro	ZAR 12.12 /€	€1,610
South African rand/U.S. dollar	ZAR 9.08 /$	$1,465
South African rand/ British pound sterling	ZAR 14.63 /£	£830
Bunker fuel hedges	$565 /mt	9,625 mt

The following table presents the derivative assets (liabilities) at fair value for derivatives designated as cash flow hedging instruments:

	Balance Sheet Classification	June 15, 2013		December 29, 2012
		(In thousands)
Assets:
Foreign currency exchange contracts	Receivables, net	$—		$137

		—		137
Liabilities:
Foreign currency exchange contracts	Accrued liabilities	(1,816	)(1)	(1,688	)(2)

		(1,816)		(1,688)

Total derivatives designated as cash flow hedging instruments		$(1,816)		$(1,551)

(1)	This balance is a net amount comprising participating forward hedge contracts with assets of $0.4 million and liabilities of $2.2 million.
(2)	This balance is a net amount comprising participating forward hedge contracts with assets of $1.6 million and liabilities of $3.3 million.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the derivative assets (liabilities) at fair value for derivatives not designated as cash flow hedging instruments:

	Balance Sheet Classification	June 15, 2013	December 29, 2012
	(In thousands)
Assets:
Foreign currency exchange contracts	Receivables, net	$—	$72
Bunker fuel hedges	Receivables, net	190	454

Liabilities:
Foreign currency exchange contracts	Accrued liabilities	(531)	(34,419)
	Other long-term liabilities	—	(35,145)

		(531)	(69,564)

Total derivatives not designated as cash flow hedging instruments		$(341)	$(69,038)

Settlement of the foreign currency hedges and bunker fuel hedges will occur during 2013.

The effects of the interest rate swap and foreign currency hedges designated as cash flow hedging instruments on accumulated other comprehensive income (loss) and the condensed consolidated statements of operations for the quarters and half years ended June 15, 2013 and June 16, 2012 were as follows:

	Gains (Losses) Recognized in AOCI During Quarter Ended			Gains (Losses) Reclassified Into Income During Quarter Ended		Gains (Losses) Recognized in Income due to Hedge Ineffectiveness or Amounts Excluded from Effectiveness Testing During Quarter Ended
	June 15, 2013	June 16, 2012	Income Statement Classification	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012
	(In thousands)
Foreign currency hedges (1)	(2,426)	(28,695)	Cost of products sold	(194)	1,700	936	112
			Discontinued Operations	—	(552)	—	(500)

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Gains (Losses) Recognized in AOCI During Half Year Ended			Gains (Losses) Reclassified Into Income During Half Year Ended		Gains (Losses) Recognized in Income due to Hedge Ineffectiveness or Amounts Excluded from Effectiveness Testing During Half Year Ended
	June 15, 2013	June 16, 2012	Income Statement Classification	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012
	(In thousands)
Foreign currency hedges (1)	(996)	25,713	Cost of products sold	151	3,065	363	321
			Discontinued Operations	176	(4,733)	—	1,192

(1)	Amounts related to the now-settled long-term Japanese yen hedges have been included in this line item.

All unrecognized losses related to the foreign currency hedges are expected to be realized into earnings in the next twelve months.

Net gains (losses) on derivatives not designated as cash flow hedging instruments, prior to being designated or post de-designation as cash flow hedging instruments, were as follows:

		Quarter Ended
	Classification in Statement of Operations	June 15, 2013	June 16, 2012
		(In thousands)
Foreign currency exchange contracts	Cost of products sold	$(203)	$65
Bunker fuel contracts	Cost of products sold	(62)	(1,906)
Foreign currency exchange contracts	Other income (expense), net	—	(9)

		$(265)	$(1,850)

		Half Year Ended
	Classification in Statement of Operations	June 15, 2013	June 16, 2012
		(In thousands)
Foreign currency exchange contracts	Cost of products sold	$(676)	$236
Bunker fuel contracts	Cost of products sold	4	(372)
Foreign currency exchange contracts	Other income (expense), net	—	32
Long-term Japanese yen hedges	Discontinued operations	41,126	—

		$40,454	$(104)

NOTE 16—FAIR VALUE MEASUREMENTS

At June 15, 2013, Dole’s financial instruments primarily consisted of short-term trade and grower receivables, trade payables, notes receivable and notes payable, as well as long-term grower receivables, derivatives, term loans, a revolving credit facility, and notes. For short-term instruments, the carrying amount approximates fair value because of the short maturity of these instruments. For long-term financial instruments, excluding Dole’s secured and unsecured notes and debentures, and term loans, that now have been repaid, defeased or discharged, the carrying amount approximates fair value since they bear interest at variable rates or fixed rates that approximate market.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Level 3: Unobservable inputs that are not corroborated by market data.

The following table provides a summary of the assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
	June 15, 2013	December 29, 2012
	(In thousands)
Assets:
Foreign currency exchange contracts	$—	$209
Bunker fuel contracts	190	454

	$190	$663

Liabilities:
Foreign currency exchange contracts	(2,347)	(71,252)

	$(2,157)	$(70,589)

For Dole, the assets and liabilities that are required to be recorded at fair value on a recurring basis are the derivative instruments. The fair values of Dole’s derivative instruments are determined using Level 2 inputs, which are defined as “significant other observable inputs.” The fair values of the foreign currency exchange contracts and bunker fuel contracts were estimated using internal discounted cash flow calculations based upon forward foreign currency exchange rates, bunker fuel futures, interest-rate yield curves or quotes obtained from brokers for contracts with similar terms, less any credit valuation adjustments. Dole recorded a credit valuation adjustment at June 15, 2013, which reduced the derivative liability balances. The credit valuation adjustment was not material at June 15, 2013 and December 29, 2012.

The following table shows the change in the credit valuation adjustment in the accompanying condensed consolidated statements of operations and the portion that is reflected in OCI:

	Quarter Ended		Half Year Ended
	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012
	(In thousands)		(In thousands)
Unrealized gain (loss) recorded in discontinued operations	$—	$(1,272)	$(552)	$(6,281)
Unrealized gain (loss) recorded in OCI	—	308	(7)	(1,638)

	$—	$(964)	$(559)	$(7,919)

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 17—CONTINGENCIES

Dole issues letters of credit and bank guarantees through its revolver and, in addition, separately through major banking institutions. Dole also provides bonds issued by insurance companies. These letters of credit, bank guarantees and insurance company bonds are required by certain regulatory authorities, suppliers and other operating agreements. As of June 15, 2013, total letters of credit, bank guarantees and bonds outstanding under these arrangements were $103.6 million.

Dole also provides various guarantees, mostly to foreign banks, in the course of its normal business operations to support the borrowings, leases and other obligations of its subsidiaries. Dole guaranteed $101.1 million of its subsidiaries’ obligations to their suppliers and other third parties as of June 15, 2013.

Dole has change of control agreements with certain key executives, under which severance payments and benefits would become payable in the event of specified terminations of employment in connection with a change of control (as defined) of Dole. The consummation of the sale transaction is considered a change of control under the change of control agreements. During the first half of 2013, Dole recorded an additional $13.5 million of expense, bringing the total expense for the change of control arrangements to $37.9 million as of June 15, 2013. Of the total expense, $7 million remained unpaid.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Currently there are 195 lawsuits, in various stages of proceedings, alleging injury as a result of exposure to DBCP or seeking enforcement of Nicaragua judgments. In addition, there are 83 labor cases pending in Costa Rica under that country’s national insurance program.

Of the 195 lawsuits, 16 are currently pending in various jurisdictions in the United States. One case in Los Angeles Superior Court, the last remaining lawsuit brought in the United States by Nicaraguan plaintiffs, was dismissed after the Court found that the plaintiffs and their representatives engaged in blatant fraud, witness tampering and active manipulation. On March 11, 2011, the Court issued a final Statement of Decision, followed on March 31, 2011 by a Judgment, that vacates the prior judgment and dismisses all plaintiffs’ claims with prejudice. Plaintiffs filed a notice of appeal of that judgment on May 6, 2011, briefing is complete, and we expect to receive notification of oral argument in the third quarter of 2013. The remaining lawsuits are pending in Latin America and the Philippines. Claimed damages in DBCP cases worldwide total approximately $36 billion, with lawsuits in Nicaragua representing approximately 85% of this amount. Typically in these cases, Dole is a joint defendant with the major DBCP manufacturers. Except as described below, none of these lawsuits has resulted in a verdict or judgment against Dole.

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

Dole received the Decision on October 21, 2008 and appealed the Decision to the European General Court in Luxembourg on December 24, 2008. Oral argument on the appeal was held on January 25, 2012. On March 14, 2013, the General Court issued a judgment affirming the EC’s Decision. Dole has fully provided for the results of this decision—$42.4 million (of which $8.7 million related to interest expense) was recorded in the first quarter of 2013, in addition to the $30 million (of which $4 million related to interest expense and $10 million was applied to the provisional payment made in 2009) that was recorded in the fourth quarter of 2012. Dole strongly believes that the European competition laws were not violated and on May 24, 2013, filed an appeal to the EU Court of Justice. It is anticipated that the Court of Justice appeal process will take approximately one year.

Dole made an initial $10 million (€7.6 million) provisional payment towards the €45.6 million fine on January 22, 2009. To appeal the fine to the General Court, Dole was required to account for the remaining balance of the fine by either paying the balance in full, providing a bank guarantee for the balance plus interest (the fine carries interest of 6.15%, which is accrued from January 23, 2009), or a combination of the two. As part of its appeal to the General Court, Dole provided a bank guaranty for the balance remaining after its $10 million payment. The bank guaranty renewed annually and was backed by a letter of credit that carries interest of 2.375%. To appeal to the Court of Justice, Dole was required to again account for the remaining balance of the fine plus interest, by either paying the balance in full, continuing the bank guarantee, or a combination. On June 21, 2013, Dole made a payment of approximately €48.3 million, the remaining balance of the fine plus interest. If the Court of Justice fully agrees with Dole’s appeal, Dole will be entitled to the return of all monies paid, plus interest excluding interest on the letter of credit.

In the opinion of management, after consultation with legal counsel, this matter is not expected to have a material adverse effect on Dole’s financial position or results of operations.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Honduran Tax Case: In 2005, Dole received a tax assessment from Honduras of approximately $137 million (including the claimed tax, penalty, and interest through the date of assessment) relating to the disposition of all of Dole’s interest in Cervecería Hondureña, S.A. in 2001. Dole believes the assessment is without merit and filed an appeal with the Honduran tax authorities, which was denied. As a result of the denial in the administrative process, in order to negate the tax assessment, on August 5, 2005, Dole proceeded to the next stage of the appellate process by filing a lawsuit against the Honduran government in the Honduran Administrative Tax Trial Court. The Honduran government sought dismissal of the lawsuit and attachment of assets, which Dole challenged. The Honduran Supreme Court affirmed the decision of the Honduran intermediate appellate court that a statutory prerequisite to challenging the tax assessment on the merits is the payment of the tax assessment or the filing of a payment plan with the Honduran courts; Dole has challenged the constitutionality of the statute requiring such payment or payment plan. Dole and the Honduran government have agreed upon a final resolution of the pending lawsuits and tax-related matters, and are finalizing the related terms and conditions, including a process by which all pending lawsuits are fully and finally resolved. This resolution will not have a material adverse effect on Dole’s financial position or results of operations.

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

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 18—EARNINGS PER SHARE

	Quarter Ended		Half Year Ended
	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012
	(In thousands, except per share data)
Income from continuing operations excluding net income attributable to noncontrolling interests (1), net of income taxes	$1,031	$55,233	$4,585	$80,688
Income (loss) from discontinued operations excluding net income (loss) attributable to noncontrolling interests (2), net of income taxes	(11,644)	8,896	(81,926)	(192)
Gain on disposal of discontinued operations, net of income taxes	244,700		244,700

Net income attributable to shareholders of Dole Food Company, Inc.	$234,087	$64,129	$167,359	$80,496

Weighted average common shares outstanding—Basic	89,200	87,760	88,839	87,760
Diluted effects of stock incentive plan	464	611	734	543

Weighted average common shares outstanding—Diluted	89,664	88,371	89,573	88,303

Earnings Per Share—Basic
Income from continuing operations excluding net income attributable to noncontrolling interests, net of income taxes	$0.01	$0.63	$0.05	$0.92
Income (loss) from discontinued operations excluding net income attributable to noncontrolling interests, net of income taxes	(0.13)	0.10	(0.92)	—
Gain on disposal of discontinued operations, net of income taxes	2.74		2.75

Net income attributable to shareholders of Dole Food Company, Inc.	$2.62	$0.73	$1.88	$0.92

Earnings Per Share—Diluted
Income from continuing operations excluding net income attributable to noncontrolling interests, net of income taxes	$0.01	$0.63	$0.05	$0.91
Income (loss) from discontinued operations excluding net income attributable to noncontrolling interests, net of income taxes	(0.13)	0.10	(0.91)	—
Gain on disposal of discontinued operations, net of income taxes	2.73		2.73

Net income attributable to shareholders of Dole Food Company, Inc.	$2.61	$0.73	$1.87	$0.91

(1)

Excludes noncontrolling interests of $751 and $741 for the quarters ended June 15, 2013 and June 16, 2012, respectively, and $1,061 and $856 for the half years ended June 15, 2013 and June 16, 2012, respectively.

(2)

Excludes noncontrolling interests of $0 and $669 for the quarters ended June 15, 2013 and June 16, 2012, respectively, and $821 and $1,331 for the half years ended June 15, 2013 and June 16, 2012, respectively.

NOTE 19—SHAREHOLDER PROPOSAL

On June 10, 2013, Dole received an unsolicited proposal from David H. Murdock to acquire all of the outstanding shares of common stock of Dole not already owned by Mr. Murdock or his family for $12.00 per share in cash. On June 25, 2013, Dole announced that it has designated a special committee of its Board of Directors to act on behalf of Dole in respect of this acquisition proposal.

DOLE FOOD COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 20—SHIPBUILDING CONTRACT

On July 9, 2013, Dole executed three separate shipbuilding contracts with Hyundai Mipo Dockyard Co., Ltd. to construct refrigerated container vessels with a contractual price of $54.8 million per vessel ($164.4 million in total) with a total cost to the Company of approximately $168 million. These new vessels, that are important strategically to the Company’s competitive differentiation and future growth prospects, will replace Dole’s existing U.S. West Coast vessels that will be approximately 27 years old at the time of replacement. The new ships will be more fuel efficient, built to Dole’s exacting specifications and design, and have a higher capacity up to 788 FEU compared to the replacement ships with 491 FEU. The contractual delivery for each of the new vessels is expected to occur during the fourth quarter of 2015, the first quarter of 2016, and the second quarter of 2016, respectively. Under the terms of each of the contracts, five equal progress payments will be made to Hyundai Mipo Dockyard Co., Ltd. as construction milestones are achieved. The first payment of approximately $32.9 million in aggregate was made upon signing, the second payment made under each of the contracts will be made during January 2014, and the remaining three payments will be made during 2015 and 2016.

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

Overview

Significant highlights for Dole Food Company, Inc. and its consolidated subsidiaries (“Dole”) for the quarter and half year ended June 15, 2013 were as follows:

•

On April 1, 2013, the previously announced sale of Dole’s worldwide packaged foods and Asia fresh produce businesses (collectively, “Dole Asia”) for $1.685 billion in cash, subject to certain adjustments (“sale transaction”) to ITOCHU Corporation (“ITOCHU”) was completed. After adjustments, the total cash proceeds received from the sale were $1.69 billion, which included a $200 million advance deposit that was received during February 2013. Dole recorded a $241.4 million pre-tax gain on the sale. The proceeds from the sale and Dole’s new capital structure were used to pay off Dole’s previous indebtedness of approximately $1.7 billion, including capital lease obligations of approximately $50 million related to two vessels.

As a result of the sale transaction, Dole is now a commodity produce company with two lines of business—fresh fruit and fresh vegetables. Dole has begun to realign and streamline its global operating structure to conform to the specific needs of the remaining fresh produce businesses, in which Dole will remain a leading producer, marketer and distributor of fresh fruit and fresh vegetables. As a result of the sale of the Asia fresh produce business, the fresh fruit business line will be approximately 30% smaller in terms of revenues, and Dole will remain one of the largest producers of bananas and pineapples, and an industry leader in packaged salads, fresh-packed vegetables and fresh berries. Dole will also maintain its fully-integrated operating platform in the Americas, Europe and Africa, as well as its refrigerated supply chain, which features a dedicated refrigerated containerized fleet, as well as a network of packaging, ripening and distribution centers, to deliver fresh Dole products to market.

•

On May 2, 2013, following the planned syndication of the April 1, 2013 credit agreement that Dole entered into with five of Dole’s principal relationship banks, Dole entered into an amended and restated credit agreement, which replaced the April 1, 2013 credit agreement. The amended and restated credit agreement contains a $180 million revolving credit facility, divided between U.S. and non-U.S. borrowings, and a $675 million term loan, which reflects the $500 million drawn on April 1, 2013, the borrowing of $125 million that Dole was entitled to request through the end of September 2013 under the April 1, 2013 credit agreement and an additional $50 million. The new credit agreement also allows Dole to request certain future incremental loans. The annual interest rate on the term loan is, at Dole’s option, either (i) LIBOR plus 2.75%, with a LIBOR floor of 1.00% or (ii) a base rate plus 1.75%. The interest rate on amounts borrowed under the revolver is, at Doles option, either (i) LIBOR plus 2.50% to 2.75%, with no LIBOR floor, or (ii) a base rate plus 1.50% to 1.75%, in each case, based upon Dole’s consolidated leverage ratio, but beginning at the upper number in the range.

•

On March 14, 2013, the European General Court in Luxembourg issued a judgment affirming the European Commission’s October 15, 2008 Decision finding violations of the European competition (antitrust) laws and imposing €45.6 million in fines on Dole. Dole has fully provided for the results of the General Court’s judgment. On June 21, 2013, Dole paid, in full, the judgment plus interest totaling approximately €48.3 million ($64.7 million). Dole strongly believes that the European competition laws were not violated and has appealed the judgment to the EU Court of Justice.

•

Net revenues from continuing operations for the second quarter of 2013 increased 10% from the second quarter of 2012 to $1.19 billion. For the first half of 2013, net revenues increased 4% from the first half of 2012 to $2.24 billion. Excluding sales from our former German ripening and distribution subsidiary of $114.7 million, which was sold in the first quarter of 2012, sales for the first half of 2013 increased 9%. Sales were higher in both our fresh fruit and fresh vegetables reporting segments.

•

Operating income for the second quarter of 2013 decreased 59% from the second quarter of 2012 to $22.6 million. Operating income decreased primarily due to $11.8 million of higher ITOCHU transaction related costs and lower operating income in Dole’s fresh fruit and fresh vegetables operations. Fresh fruit operating income decreased primarily due to higher fruit costs and lower pricing of North America bananas. Fresh vegetables operating income decreased mainly due to lower pricing and higher product costs for strawberries.

Operating income from continuing operations for the first half of 2013 decreased 73% from the first half of 2012 to $22.4 million. The decrease in operating income was primarily driven by a $33.7 million legal provision related to the European Union antitrust decision, which Dole has appealed, and an $18.7 million increase in ITOCHU transaction related costs.

•

During the second quarter of 2013, 240,000 shares of Dole’s outstanding common stock were repurchased for approximately $2.7 million, in accordance with the previously announced share repurchase program. During the quarter, Dole announced that its Board of Directors has approved updating Dole’s owned vessel fleet, with the acquisition of three new specialty built refrigerated container ships for its U.S. West Coast operations, and that the share repurchase program is being suspended indefinitely.

•

On July 9, 2013, Dole executed three separate shipbuilding contracts with Hyundai Mipo Dockyard Co., Ltd. to construct refrigerated container vessels with a contractual price of $54.8 million per vessel ($164.4 million in total) with a total cost to the Company of approximately $168 million. These new vessels, that are important strategically to the Company’s competitive differentiation and future growth prospects, will replace Dole’s existing U.S. West Coast vessels that will be approximately 27 years old at the time of replacement. The new ships will be more fuel efficient, built to Dole’s exacting specifications and design, and have a higher capacity up to 788 FEU compared to the replacement ships with 491 FEU. The contractual delivery for each of the new vessels is expected to occur during the fourth quarter of 2015, the first quarter of 2016, and the second quarter of 2016, respectively. Under the terms of each of the contracts, five equal progress payments will be made to Hyundai Mipo Dockyard Co., Ltd. as construction milestones are achieved. The first payment of approximately $32.9 million in aggregate was made upon signing, the second payment made under each of the contracts will be made during January 2014, and the remaining three payments will be made during 2015 and 2016.

•

On June 10, 2013, Dole received an unsolicited proposal from David H. Murdock to acquire all of the outstanding shares of common stock of Dole not already owned by Mr. Murdock or his family for $12.00 per share in cash. On June 25, 2013, Dole announced that it has designated a special committee of its Board of Directors to act on behalf of Dole in respect of this acquisition proposal.

Non-GAAP Financial Measures

The following is a reconciliation of earnings before interest expense, income taxes and discontinued operations (“EBIT before discontinued operations”) and adjusted earnings before interest expense, income taxes and depreciation and amortization (“Adjusted EBITDA”) to the most directly comparable U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) financial measure:

	Quarter Ended		Half Year Ended
	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012
	(In thousands)
Net income	$234,838	$65,539	$169,241	$82,683
(Income) loss from discontinued operations, net of income taxes	11,644	(9,565)	81,105	(1,139)
Gain on disposal of discontinued operations, net of income taxes	(244,700)	—	(244,700)	—
Interest expense from continuing operations	7,487	2,429	17,735	4,502
Income taxes from continuing operations	1,317	570	(2,584)	5,783

EBIT before discontinued operations	10,586	58,973	20,797	91,829
Depreciation and amortization from continuing operations	14,765	15,727	29,865	30,927
Net unrealized (gain) loss on derivative instruments from continuing operations	(502)	3,000	622	1,545
Foreign currency exchange (gain) loss on vessel obligations	507	(891)	(2,591)	503
Net unrealized (gain) loss on foreign denominated instruments from continuing operations	3,899	940	(155)	(2,900)
Share-based compensation from continuing operations	2,669	2,397	11,878	4,839
Charges for restructuring and long-term receivables from continuing operations	4,181	1,977	4,181	3,308
ITOCHU transaction related costs	12,692	891	19,746	1,088
Gain on asset sales from continuing operations	(3,954)	(1,954)	(5,275)	(6,157)
Refinancing charges from continuing operations	10,749	—	10,749	—
Shareholder proposal costs	45	—	45	—
Share repurchase program costs	95	—	95	—

Adjusted EBITDA	$55,732	$81,060	$89,957	$124,982

EBIT before discontinued operations and Adjusted EBITDA are measures commonly used by financial analysts in evaluating the performance of companies. EBIT before discontinued operations is calculated from net income by adding interest expense and income taxes, adding the loss or subtracting the income from discontinued operations, net of income taxes, and subtracting the gain on disposal of discontinued operations, net of income taxes. Adjusted EBITDA is calculated from EBIT before discontinued operations by: (1) adding depreciation and amortization from continuing operations; (2) adding the net unrealized loss or subtracting the net unrealized gain on derivative instruments from continuing operations; (3) adding the foreign currency loss or subtracting the foreign currency gain on the vessel obligations; (4) adding the net unrealized loss or subtracting the net unrealized gain on foreign denominated instruments from continuing operations; (5) adding share-based compensation from continuing operations; (6) adding charges for restructuring and long-term receivables from continuing operations; (7) adding ITOCHU transaction related costs; (8) subtracting the gain on asset sales from continuing operations; (9) adding refinancing charges from continuing operations; (10) adding shareholder proposal costs; and (11) adding share repurchase program costs. These adjustments have been made because management excludes these amounts when evaluating the performance of Dole.

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

Results of Operations

Selected results of operations for the quarters and half years ended June 15, 2013 and June 16, 2012 were as follows:

	Quarter Ended		Half Year Ended
	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012
	(In thousands)
Revenues, net	$1,188,414	$1,079,981	$2,242,219	$2,166,360
Operating income	22,551	54,774	22,417	83,198
Other income (expense), net	(14,366)	601	(7,115)	2,894
Interest expense	(7,487)	(2,429)	(17,735)	(4,502)
Income taxes	(1,317)	(570)	2,584	(5,783)
Income from continuing operations, net of income taxes	1,782	55,974	5,646	81,544
Income from discontinued operations, net of income taxes	(11,644)	9,565	(81,105)	1,139
Gain on disposal of discontinued operations, net of income taxes	244,700	—	244,700	—
Net income	234,838	65,539	169,241	82,683
Less: Net income attributable to noncontrolling interests	(751)	(1,410)	(1,882)	(2,187)
Net income attributable to shareholders of Dole Food Company, Inc.	$234,087	$64,129	$167,359	$80,496

Revenues

Revenues in the quarter ended June 15, 2013 increased 10% to $1.19 billion from $1.08 billion for the quarter ended June 16, 2012. Fresh fruit revenues increased $96.2 million primarily due to higher volumes and improved pricing of diversified fruit in Europe and higher volumes of deciduous fruit sourced from Chile. Fresh vegetables sales increased $11.7 million due primarily to higher pricing for fresh-packed vegetables and higher sales volumes of packaged salads. These improvements were partially offset by lower pricing for strawberries and blueberries. Net favorable foreign currency exchange movements in Dole’s selling locations resulted in higher revenues of approximately $8.2 million.

Revenues in the half year ended June 15, 2013 increased 4% to $2.24 billion from $2.17 billion for the half year ended June 16, 2012. Excluding 2012 sales from Dole’s German ripening and distribution subsidiary of

$114.7 million, which was sold during the first quarter of 2012, fresh fruit sales increased 8%, or $127.1 million. This increase is primarily attributable to higher volumes and pricing of bananas in Europe and higher volumes of deciduous fruit sourced from Chile. Fresh vegetables sales increased $62.9 million. This increase is primarily attributable to improved pricing for fresh-packed vegetables and higher volumes of packaged salads. These improvements were partially offset by lower pricing for strawberries. Net favorable foreign currency exchange movements in Dole’s selling locations resulted in higher revenues of approximately $16 million.

Operating Income

For the quarter ended June 15, 2013, operating income from continuing operations decreased 59% to $22.6 million from $54.8 million for the quarter ended June 16, 2012. The decline in operating income is primarily attributable to higher ITOCHU transaction related costs and lower fresh fruit and fresh vegetables operating results. Fresh fruit operating income decreased due to higher fruit costs of Latin sourced bananas and lower banana pricing in North America. Fresh vegetables operating income decreased due to lower pricing of strawberries and blueberries and higher growing costs for strawberries. This decline was partially offset by higher pricing in fresh-packed vegetables.

For the half year ended June 15, 2013, operating income from continuing operations decreased 73% to $22.4 million from $83.2 million for the half year ended June 16, 2012. The decline in operating income is primarily attributable to a legal provision of $33.7 million that was recorded during the first quarter of 2013 in connection with the March 2013 decision by the European Union General Court affirming the European Commission’s fine imposed during fiscal 2008. Higher ITOCHU transaction related costs of $18.7 million also contributed to the decrease. Fresh fruit and fresh vegetables operating income decreased for the half year mainly due to the same factors impacting the decrease in the second quarter of 2012.

Other Income (Expense), Net

For the quarter ended June 15, 2013, other income (expense), net was an expense of $14.4 million compared to income of $0.6 million for the quarter ended June 16, 2012. The decrease was primarily attributable to the $10.7 million loss on the early retirement of debt in 2013 as well as an unrealized loss of $3.9 million on foreign denominated borrowings in 2013.

For the half year ended June 15, 2013, other income (expense), net was an expense of $7.1 million compared to income of $2.9 million for the half year ended June 16, 2012. The half year decline was primarily attributable to the $10.7 million loss on the early retirement of debt in 2013. This was partially offset by an unrealized foreign exchange gain of $3.1 million generated on Dole’s British pound sterling vessel obligations recognized during the first quarter of the year.

As a result of reflecting Dole Asia’s operations as discontinued operations, amounts previously recorded in other income (expense), net, related to Dole’s long-term Japanese yen hedges have been reclassified into discontinued operations for all periods presented.

Interest Expense

As a result of reflecting Dole Asia’s operations as discontinued operations, all interest expense associated with Dole’s notes and debentures, term loans and revolving credit facilities that were outstanding through the close of the sale of Dole Asia, have been reclassified into discontinued operations. Interest expense incurred on outstanding term loan facilities subsequent to April 1, 2013 have been included in interest expense in the condensed consolidated statement of operations. Refer to Note 5 to the condensed consolidated financial statements for additional information.

Interest expense for the quarter ended June 15, 2013 was $7.5 million compared to $2.4 million for the quarter ended June 16, 2012. Interest expense increased due to the classification of interest expense on Dole’s notes and debentures, term loans, and revolving credit facilities for the quarter ended June 16, 2012 within discontinued operations.

Interest expense for the half year ended June 15, 2013 was $17.7 million compared to $4.5 million for the half year ended June 16, 2012. The increase was primarily due to a $9.3 million accrual of interest expense that was recorded during the first half of 2013 in connection with the March 2013 decision by the European Union General Court affirming the European Commission’s €45.6 million fine imposed during fiscal 2008. The increase was also due to the classification of interest expense on Dole’s notes and debentures, term loans, and revolving credit facilities for the half year ended June 16, 2012 within discontinued operations.

Income Taxes

Dole recorded an income tax benefit of $2.6 million on a $0.2 million pretax loss from continuing operations for the half year ended June 15, 2013. The income tax benefit included interest expense of $0.1 million related to Dole’s unrecognized tax benefits. Income tax expense of $5.8 million on $84 million of pretax income from continuing operations was recorded for the first half ended June 16, 2012, which included an interest benefit of $3.2 million related to Dole’s unrecognized tax benefits. Dole’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions. For the half year ended June 15, 2013, Dole’s income tax benefit differs from the U.S. federal statutory rate applied to Dole’s pretax loss primarily due to losses generated in the U.S. that are benefitted at statutory rates higher than the statutory rates used to determine tax on income earned outside of the U.S. For the half year ended June 16, 2012, Dole’s effective tax rate differed from the U.S. federal statutory rate applied to Dole’s pre-tax income primarily due to a decrease in Dole’s total amount of unrecognized tax benefits of $17 million as a result of the expiration of the statute of limitations concerning certain transfer pricing items. Including interest, net of tax benefits, the total amount recorded for this item was $18.7 million which was partially offset by an increase in Dole’s U.S. federal valuation allowance.

Income tax expense for the quarters ended June 15, 2013 and June 16, 2012 were $1.3 million and $0.6 million, respectively.

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

Segment Results of Operations

Due to the sale of the packaged foods reportable operating segment, Dole has two reportable operating segments from continuing operations: fresh fruit and fresh vegetables. These reportable segments are managed separately due to differences in geography, products, production processes, distribution channels and customer bases.

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

Revenues from continuing operations were as follows:

	Quarter Ended		Half Year Ended
	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012
	(In thousands)
Fresh fruit	$878,918	$782,670	$1,642,706	$1,630,293
Fresh vegetables	308,670	296,965	598,324	535,376
Corporate	826	346	1,189	691

	$1,188,414	$1,079,981	$2,242,219	$2,166,360

The table above includes intersegment revenues from the Dole Asia business of $0.0 million and $17.4 million for the quarters ended June 15, 2013 and June 16, 2012, respectively, and $8 million and $26.3 million for the half years ended June 15, 2013 and June 16, 2012, respectively.

EBIT from continuing operations was as follows:

	Quarter Ended		Half Year Ended
	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012
	(In thousands)
Fresh fruit EBIT	$51,306	$63,242	$62,803	$98,913
Fresh vegetables EBIT	(3,520)	10,252	13,493	17,286

Total operating segments EBIT	47,786	73,494	76,296	116,199
Corporate:
Net unrealized gain (loss) on foreign denominated instruments	(3,867)	(547)	85	3,098
Share-based compensation	(2,099)	(1,721)	(8,245)	(3,442)
Share repurchase program costs	(95)	—	(95)	—
Shareholder proposal costs	(45)	—	(45)	—
Refinancing charges	(10,749)	—	(10,749)	—
ITOCHU transaction related costs	(12,692)	(891)	(19,746)	(1,088)
Operating expenses, net	(7,653)	(11,362)	(16,704)	(22,938)

Corporate	(37,200)	(14,521)	(55,499)	(24,370)
Interest expense	(7,487)	(2,429)	(17,735)	(4,502)
Income taxes	(1,317)	(570)	2,584	(5,783)

Income from continuing operations	1,782	55,974	5,646	81,544
Income from discontinued operations, net of income taxes	(11,644)	9,565	(81,105)	1,139
Gain on disposal of discontinued operations, net of income taxes	244,700	—	244,700	—

Net income	$234,838	$65,539	$169,241	$82,683

Second quarter and half year ended 2013 compared with second quarter and half year ended 2012 for Continuing Operations

Fresh Fruit

Fresh Fruit revenues for the quarter ended June 15, 2013 increased 12% to $878.9 million from $782.7 million for the quarter ended June 16, 2012. The increase is primarily attributable to higher volumes of diversified fruit in Europe and higher volumes of deciduous fruit sourced from Chile. Revenues also increased due to higher banana volumes in North America and sales of paper and supplies to former Dole Asia entities. Net favorable foreign currency exchange movements in Dole’s foreign selling locations resulted in higher revenues of approximately $8.2 million during the second quarter ended June 15, 2013.

Fresh fruit revenues for the half year ended June 15, 2013 increased 1% to $1.64 billion from $1.63 billion for the half year ended June 16, 2012. Fresh fruit sales increased $127.1 million, or by 8%, excluding sales from Dole’s German ripening and distribution subsidiary that was sold in the first quarter of 2012. Sales increased mainly due to higher volumes of bananas in Europe, as well as improved volumes of deciduous fruit sourced from Chile. Sales of paper and supplies to former Dole Asia entities also contributed to the revenue growth. Net favorable foreign currency exchange movements in Dole’s foreign selling locations resulted in higher revenues of approximately $16 million during the half year ended June 15, 2013.

Dole’s fresh fruit segment EBIT was impacted by certain items, which are included in the table below:

	Quarter Ended		Half Year Ended
	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012
	(In thousands)
Charges for restructuring and long-term receivables	$(4,181)	$(1,977)	$(4,181)	$(3,308)
European Union antitrust legal provision	—	—	(33,700)	—
Unrealized gain (loss) on foreign currency and fuel hedges	502	(3,000)	(622)	(1,545)
Foreign currency exchange gain (loss) on vessel obligations	(507)	891	2,591	(503)
Net unrealized gain (loss) on foreign denominated instruments	(32)	(393)	70	(198)
Share-based compensation	(439)	(488)	(2,737)	(1,021)
Gain (loss) on asset sales	3,954	1,954	5,275	6,157

Total	$(703)	$(3,013)	$(33,304)	$(418)

Fresh fruit EBIT for the quarter ended June 15, 2013 decreased 19% to $51.3 million from $63.2 million for the quarter ended June 16, 2012. The decrease is primarily attributable to higher fruit costs from Latin sourced bananas, and lower banana pricing in North America. This decrease was partially offset by higher pricing of bananas in Europe.

Fresh fruit EBIT for the half year ended June 15, 2013 decreased 37% to $62.8 million from $98.9 million for the half year ended June 16, 2012. Fresh fruit EBIT decreased primarily due to a legal provision of $33.7 million recorded in the first quarter of 2013. Additionally, excluding the impact of the items in the table above, fresh fruit EBIT decreased $2.4 million primarily due to higher fruit costs from Latin sourced bananas, lower banana pricing in North America, and higher distribution and general and administrative costs in Europe. This decrease was partially offset by higher pricing in Europe of bananas and pineapples.

Fresh Vegetables

Fresh vegetables revenues for the quarter ended June 15, 2013 increased 4% to $308.7 million from $297 million for the quarter ended June 16, 2012. Revenues increased primarily due to higher volumes of packaged salads and overall higher pricing of fresh-packed vegetables, particularly in celery. These improvements were partially offset by lower pricing for strawberries and blueberries.

Fresh vegetables revenues for the half year ended June 15, 2013 increased 12% to $598.3 million from $535.4 million for the half year ended June 16, 2012. Revenues increased primarily due to overall higher pricing in fresh packed vegetables, particularly in celery and iceberg lettuce, as well as higher volumes of packaged salads and fresh berries. These benefits were offset by lower pricing of strawberries.

Fresh vegetables EBIT for the quarter ended June 15, 2013 decreased 134% to a loss of $3.5 million from income of $10.3 million for the quarter ended June 16, 2012. EBIT decreased mainly due to lower pricing and higher growing and harvesting costs in strawberries, as a result of poor product quality related to weather issues. Higher vegetable and production costs in packaged salads also contributed to lower EBIT. The decrease was partially offset by overall higher pricing of fresh-packed vegetables.

Fresh vegetables EBIT for the half year ended June 15, 2013 decreased 22% to $13.5 million from $17.3 million for the half year ended June 16, 2012. EBIT decreased mainly due to the same factors that contributed to the decrease in EBIT for the second quarter.

Corporate

Corporate EBIT was a loss of $37.2 million for the quarter ended June 15, 2013 compared to a loss of $14.5 million for the quarter ended June 16, 2012. The decrease in EBIT was primarily due to an increase in ITOCHU transaction related costs and refinancing charges related to the new term loan facilities.

Corporate EBIT was a loss of $55.5 million for the half year ended June 15, 2013 compared to a loss of $24.4 million for the half year ended June 16, 2012. The decrease in EBIT was primarily due an increase in ITOCHU transaction related costs, refinancing charges incurred during the quarter ended June 15, 2013 related to the credit loan facilities and an increase in share-based compensation resulting from higher costs as a result of accelerated vesting in connection with the change of control provision triggered by the sale transaction. The decrease was partially offset by lower levels of general and administrative expense.

Discontinued Operations

During the fourth quarter of 2012, Dole concluded that Dole Asia met the requirements to be presented as assets and liabilities held-for-sale and discontinued operations. Accordingly, the results of operations for Asia Fresh and Packaged Foods have been reclassified to discontinued operations for all periods presented.

Included in discontinued operations are interest expense and debt related costs associated with Dole’s debentures, secured notes, revolving credit facility and term loans for all historical periods presented. The interest expense and related costs associated with these debt instruments have been reclassified to discontinued operations because the terms of these instruments require immediate repayment of the outstanding debt balance upon consummation of the pending sale of Dole Asia. In addition, for all historical periods presented, had the sale of Dole Asia been previously consummated, the terms of the then outstanding debentures, secured notes, revolving credit facility and term loans would have required that they be repaid in their entirety. These costs have been included discontinued operations.

During 2006 Dole entered into an interest rate swap to synthetically convert $320 million of its term loans into Japanese yen denominated debt (“cross currency swap”). The cross currency swap did not qualify for hedge accounting and was marked to market each accounting period. In addition, during 2006, Dole also entered into an interest rate swap to synthetically convert $320 million of term loans into fixed-rate debt. During 2011, Dole refinanced its liability under the cross currency swap by entering into a series of Japanese yen forward contracts (“long-term Japanese yen hedges”), and obtained hedge accounting for these hedges. Due to the fact that the cross currency swap and the interest rate swap were linked to the term loans of Dole, all of the statement of operations activity associated with these instruments has been presented within discontinued operations for all periods presented. In addition, since the long-term Japanese yen hedges were designated to hedge Dole’s yen-

denominated revenue stream generated from the Dole Asia business, the statement of operations activity associated with the long-term Japanese yen hedges has been presented within discontinued operations for all periods presented. On March 8, 2013, Dole entered into an agreement to settle the long-term Japanese yen hedges for $25.1 million which was paid on March 27, 2013. All amounts associated with these instruments have been included in discontinued operations.

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

For the quarter ended June 15, 2013, loss from discontinued operations, net of income taxes, was $11.6 million compared to income from discontinued operations, net of income taxes, of $9.6 million for the quarter ended June 16, 2012. The decrease was primarily due to the write-off of debt related costs associated with Dole’s debentures, secured notes, revolving credit facility and term loans during the second quarter of 2013. These items were partially offset by the absence of interest expense on the term loans and debentures subsequent to April 1, 2013.

For the half year ended June 15, 2013, loss from discontinued operations, net of income taxes, was $81.1 million compared to income from discontinued operations, net of income taxes, of $1.1 million for the half year ended June 16, 2012. The decrease was mainly due to the write-off of debt related costs associated with Dole’s debentures, secured notes, revolving credit facility and term loans during the second quarter of 2012 and due to lower earnings of Dole Asia. These items were partially offset by gains recognized on the long-term Japanese yen hedges prior to their settlement and the absence of interest expense on the term loans and debentures subsequent to April 1, 2013.

Liquidity and Capital Resources

Cash flows used in operating activities were $95.9 million for the half year ended June 15, 2013, compared to $57.7 million provided by operating activities for the half year ended June 16, 2012. The change was primarily attributable to a higher level of receivables due to higher sales volumes and timing of collections. Lower payable levels in 2013 due to timing of payments also contributed to the use of cash. The decline in cash flows from operations exists, despite the gain on the sale of Dole Asia, as the related proceeds are recognized as an investing activity.

Cash flows provided by investing activities were $1.55 billion for the half year ended June 15, 2013, compared to $19.6 million used in investing activities for the half year ended June 16, 2012. The increase is primarily attributable to proceeds received from the sale of Dole Asia, partially offset by capital expenditures and required funding of the Rabbi trusts.

Cash flows used in financing activities were $1.12 billion for the half year ended June 15, 2013, compared to $65.9 million used in financing activities for the half year ended June 16, 2012. The increased use of cash is primarily attributable to the repayment of the existing long-term debt, including substantially all of Dole’s capital lease obligations. This was partially offset by borrowings under the new term loan facility.

As of June 15, 2013, Dole had a cash balance of $424.9 million, excluding restricted cash of $16.3 million, and borrowing capacity of $180 million under the revolving credit facility. After taking into account approximately $18 million of outstanding letters of credit issued under the revolving credit facility Dole had approximately $162 million available for borrowings as of June 15, 2013 under the revolving credit facility.

On April 1, 2013, Dole entered into a new secured credit agreement, with five of Dole’s principal relationship banks, which has now been replaced following the planned syndication of the loans (see below), under which the borrowers were Dole and its wholly-owned subsidiary Solvest, Ltd. (“Solvest”). The new credit agreement replaced Dole’s existing revolving credit and term loan agreements, which, with all of Dole’s outstanding series of secured notes and debentures, have been fully paid, defeased or discharged. The new credit agreement provided for a new revolving credit facility of up to $150 million, divided between U.S. and non-U.S. borrowings, and for a new term loan of $500 million in the U.S. The agreement also allowed Dole to request additional term loans of up to $125 million through the end of September 2013 and for Dole to request future incremental loans. The annual interest rate on the term loan was, at Dole’s option, either (i) LIBOR plus 3.75%, with a LIBOR floor of 1.25% or (ii) a base rate plus 2.75%. The annual interest rate on amounts drawn under the revolving loan was, at Dole’s option, either (i) LIBOR plus 3.50% to 3.75%, with no LIBOR floor, or (ii) a base rate plus 2.50% to 2.75%, in each case, based upon Dole’s consolidated leverage ratio.

On May 2, 2013, following the syndication of the April 1 loans, Dole entered into an amended and restated secured credit agreement under which Dole and Solvest continue to be the borrowers. The amended and restated credit agreement replaces the April 1, 2013 credit agreement. The amended and restated credit agreement increases the revolving credit facility to $180 million, divided between U.S. and non-U.S. borrowings, and increases the term loan to $675 million, which reflects the $500 million drawn on April 1, 2013, the borrowings of $125 million that Dole was entitled to request through the end of September 2013 under the April 1, 2013 credit agreement, and an additional $50 million. The agreement also allows Dole to request certain future incremental loans. The annual interest rate on the term loan is, at Dole’s option, either (i) LIBOR plus 2.75%, with a LIBOR floor of 1.00% or (ii) a base rate plus 1.75%. The interest rate on amounts drawn under the revolver is, at Dole’s option, either (i) LIBOR plus 2.50% to 2.75%, with no LIBOR floor, or (ii) a base rate plus 1.50% to 1.75%, in each case, based upon Dole’s consolidated leverage ratio, but beginning at the upper number in the range. A portion of the revolving loan facilities may, at Dole’s discretion, be used to provide letters of credit.

The U.S. loans are secured by substantially all the U.S. assets of Dole and its domestic subsidiaries; the non-U.S. loans are secured by the same U.S. assets and by certain assets of Dole’s Bermuda subsidiaries. The revolving credit facility matures in five years and the term loan matures in seven years.

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

European Union (“EU”) Banana Import Regime: Under the World Trade Organization Geneva Agreement on Trade in Bananas reached in 2009, a new EU “tariff only” import regime for bananas went into force on all banana imports to the EU market from Latin America. Under terms of the agreement, there will be a gradual tariff reduction from 148 euros per metric ton in 2010 to a final tariff of 114 euros per metric ton on January 1, 2017 or January 1, 2019 (the 2019 date applies if no further trade agreements are reached in the ongoing Doha Development Agenda global trade discussions). Bananas from African, Caribbean and Pacific countries can be imported to the EU duty-free.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the quarter ended June 15, 2013, there have been no material changes in the market risk disclosure presented in Dole’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012. For information regarding Dole’s derivative instruments and hedging activities, refer to Note 15 to the Condensed Consolidated Financial Statements contained in this Quarterly Report.

Item 4. CONTROLS AND PROCEDURES

An evaluation was carried out as of June 15, 2013 under the supervision and with the participation of Dole’s management, including our President and Chief Operating Officer and Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act. Based upon this evaluation, Dole’s President and Chief Operating Officer and Vice-President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 15, 2013. No change in our internal control over financial reporting identified in connection with this evaluation that occurred during our second quarter of 2013 has materially affected, or is reasonably likely to materially affect, Dole’s internal control over financial reporting.

PART II.

OTHER INFORMATION

DOLE FOOD COMPANY, INC.

Item 1. Legal Proceedings

For information regarding legal matters, refer to Note 17 to the Condensed Consolidated Financial Statements contained in this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 9, 2013, Dole announced that its Board of Directors had authorized the repurchase of up to $200 million worth of Dole’s common stock, under a share repurchase program. Between May 10, 2013 and May 13, 2013, Dole repurchased 240,000 shares of its common stock for approximately $2.7 million through open market transactions at an average price per share of $11.26. On May 28, 2013, Dole announced that the company had suspended indefinitely the share repurchase program.

The following table provides information on Dole’s share repurchases during the second quarter of 2013.

	Share Repurchases (1)
(In thousands. except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
May 1, 2013 – May 31, 2013	240.0	$11.26	240.0	$—

Total	240.0	11.26	240.0	—

(l)	This table does not include shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 6. Exhibits

Exhibit Number

31.1*	Certification by the President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification by the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1†	Certification by the President and Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2†	Certification by the Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101†

The following financial information from Dole Food Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 15, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statement of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Stockholders’ Equity and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLE FOOD COMPANY, INC. REGISTRANT

By:	/S/ KEITH C. MITCHELL
Keith C. Mitchell
Vice President and
Chief Financial Officer

By:	/S/ YOON J. HUGH
Yoon J. Hugh
Senior Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

July 25, 2013

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

101†

The following financial information from Dole Food Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 15, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statement of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Stockholders’ Equity and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
†	Furnished herewith